Form 10-Q
period 2006-06-30
VONAGE HOLDINGS CORP
filed 2006-08-04
CIK 1272830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From               to

Commission File Number 0-51947

VONAGE HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

Delaware	11-3547680
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

23 Main Street, Holmdel, NJ	07733
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (732) 528-2600

(Former name, former address and former fiscal year, if changed since last report): Not Applicable

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2006
Common Stock, par value $0.001	154,724,830 shares

VONAGE HOLDINGS CORP.
INDEX

Part I — Financial Information

Item 1. Financial Statements

VONAGE HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 30,	December 31,
	2006	2005
Assets	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$312,235	$132,549
Marketable securities	285,486	133,830
Accounts receivable, net of allowance of $424 and $210, respectively	10,550	7,435
Inventory, net of allowance of $626 and $732, respectively	11,333	15,687
Deferred customer acquisition costs, current	9,481	6,125
Prepaid expenses and other current assets	20,079	8,228
Total current assets	649,164	303,854
Property and equipment, net of accumulated depreciation	124,734	103,638
Deferred customer acquisition costs, non-current	29,351	19,899
Deferred financing costs, net	8,854	9,577
Restricted cash	8,922	7,453
Due from related parties	73	75
Intangible assets, net	5,241	—
Other assets	799	2,386
Total assets	$827,138	$446,882
Liabilities and Stockholders' Equity (Deficit)
Liabilities
Current liabilities:
Accounts payable	$44,994	$16,467
Accrued expenses	93,983	98,035
Deferred revenue, current portion	30,274	20,449
Current maturities of capital lease obligations	934	773
Total current liabilities	170,185	135,724
Convertible notes, net	253,407	247,958
Deferred revenue, net of current portion	32,205	21,600
Capital lease obligations, net of current maturities	23,791	21,658
Total liabilities	479,588	426,940
Commitments and Contingencies
Redeemable Preferred Stock
Series A Redeemable Convertible Preferred stock, par value $0.001 per share; authorized 8,000 shares, 8,000 shares issued and outstanding (liquidation preference $16,000)	—	15,968
Series A-2 Redeemable Convertible Preferred Stock, par value $0.001 per share; authorized 6,067 shares, 5,167 shares issued and outstanding (liquidation preference $20,667)	—	20,292
Series A-2 Redeemable Convertible Preferred Stock Warrant to purchase 900 shares	—	1,557
Series B Redeemable Convertible Preferred Stock, par value $0.001 per share; authorized 3,750 shares, 3,750 shares issued and outstanding (liquidation preference $16,200)	—	14,489
Series C Redeemable Convertible Preferred Stock, par value $0.001 per share; authorized 8,000 shares, 8,000 shares issued and outstanding (liquidation preference $43,200)	—	38,090
Series D Redeemable Convertible Preferred Stock, par value $0.001 per share; authorized 8,729 shares, 8,729 shares issued and outstanding (liquidation preference $113,389)	—	102,722
Series E Redeemable Convertible Preferred Stock, par value $0.001 per share; authorized 9,435 shares, 9,429 shares issued and outstanding (liquidation preference $215,924)	—	195,736
Stock subscription receivable	—	(427)
Total redeemable preferred stock	—	388,427

Stockholders' Equity (Deficit)
Common stock, par value $0.001 per share; authorized 596,950 shares at June 30, 2006 and December 31, 2005 issued 156,019 and 1,642 shares at June 30, 2006 and December 31, 2005 respectively; 154,727 and 1,404 outstanding at June 30, 2006 and December 31, 2005, respectively	156	2
Additional paid-in capital	908,203	14,794
Stock subscription receivable	(6,617)	(37)
Accumulated deficit	(541,580)	(382,284)
Treasury stock, at cost, 1,292 shares and 238 shares, respectively	(12,331)	(619)
Deferred compensation	—	(167)
Accumulated other comprehensive loss	(281)	(174)
Total stockholders’ equity (deficit)	347,550	(368,485)
Total liabilities, redeemable preferred stock and stockholders’ equity (deficit)	$827,138	$446,882

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Operating Revenues:
Telephony services	$136,636	$57,539	$248,294	$96,122
Customer equipment and shipping	6,742	1,896	13,967	4,023
	143,378	59,435	262,261	100,145
Operating Expenses:
Direct cost of telephony services (excluding depreciation and
amortization of $3,133, $1,426, $5,685 and $2,380, respectively)	38,946	17,719	76,530	29,827
Direct cost of goods sold	16,047	9,241	33,627	20,829
Selling, general and administrative	66,109	33,225	118,984	53,778
Marketing	90,164	61,937	178,452	117,373
Depreciation and amortization	5,740	2,266	10,699	3,876
	217,006	124,388	418,292	225,683
Loss from operations	(73,628)	(64,953)	(156,031)	(125,538)

Other Income (Expense):
Interest income	3,980	1,336	6,721	1,914
Interest expense	(4,484)	(1)	(9,978)	(1)
Other, net	(4)	(5)	(8)	—
	(508)	1,330	(3,265)	1,913

Loss before income taxes	(74,136)	(63,623)	(159,296)	(123,625)

Income taxes	—	—	—	—

Net loss	$(74,136)	$(63,623)	$(159,296)	$(123,625)
Net loss per common share:
Basic and diluted	$(1.16)	$(46.32)	$(4.85)	$(90.17)

Weighted-average common shares outstanding:
Basic and diluted	63,995	1,373	32,875	1,371

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(159,296)	$(123,625)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,699	3,876
Beneficial conversion on interest in kind on convertible notes	9	—
Accrued interest	4,226	(657)
Allowance for doubtful accounts	214	100
Allowance for obsolete inventory	177	355
Amortization of deferred financing costs	1,001	—
Loss on disposal of fixed assets	9	—
Stock option compensation	12,642	—
Other	—	(54)
Changes in operating assets and liabilities:
Accounts receivable	(3,316)	(1,788)
Inventory	4,212	(4,617)
Prepaid expenses and other current assets	(11,661)	(4,906)
Deferred customer acquisition costs	(12,753)	(6,296)
Due from related parties	11	16
Other assets	(307)	(70)
Accounts payable	27,947	30,323
Accrued expenses	(12,480)	25,490
Deferred revenue	20,334	11,935
Net cash used in operating activities	(118,332)	(69,918)

Cash flows from investing activities:
Capital expenditures	(29,076)	(24,295)
Purchase of intangible assets	(5,241)	—
Purchase of marketable securities	(325,855)	(152,633)
Maturities and sales of marketable securities	174,141	88,320
Increase in restricted cash	(1,447)	(7,213)
Net cash used in investing activities	(187,478)	(95,821)

Cash flows from financing activities:
Principal payments on capital lease obligations	(367)	(5)
Proceeds from notes issuance	2,047	—
Debt issuance costs	(278)	—
Proceeds from preferred stock issuance, net	—	193,242
Proceeds from subscription receivable, net	53	150
Proceeds from common stock issuance, net	495,636	—
Purchase of treasury stock	(11,712)	—
Proceeds from exercise of stock options	53	6
Net cash provided by financing activities	485,432	193,393
Effect of exchange rate changes on cash	64	(4)
Net change in cash and cash equivalents	179,686	27,650
Cash and cash equivalents, beginning of period	132,549	43,029
Cash and cash equivalents, end of period	$312,235	$70,679

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$4,609	$1

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

(Unaudited)

							Accumulated
		Additional	Stock				Other
	Common	Paid-in	Subscription	Deferred	Accumulated	Treasury	Comprehensive
	Stock	Capital	Receivable	Compensation	Deficit	Stock	Loss	Total
Balance at December 31, 2005	$2	$14,794	$(37)	$(167)	$(382,284)	$(619)	$(174)	$(368,485)
Stock option exercises		53						53
Stock option compensation		12,642						12,642
Reverse unamortized deferred compensation		(167)		167				—
Beneficial conversion of interest in kind on convertible notes		214						214
Issuance of common stock, net	31	491,935						491,966
Issuance of common stock upon conversion of preferred stock	123	387,175						387,298
Conversion of preferred stock warrant to common stock warrant		1,557						1,557
Conversion of preferred stock subscription receivable to common stock subscription receivable			(374)					(374)
Directed share program transactions			(6,206)			(11,712)		(17,918)
Comprehensive loss:
Change in unrealized loss on available-for-sale investments							(58)	(58)
Foreign currency translation adjustment							(49)	(49)
Net loss					(159,296)			(159,296)
Total comprehensive loss	—	—	—	—	(159,296)		(107)	(159,403)
Balance at June 30, 2006	$156	$908,203	$(6,617)	$—	$(541,580)	$(12,331)	$(281)	$347,550

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) (Unaudited)

Note 1. Basis of Presentation and Significant Accounting Policies

Nature of Operations

Vonage Holdings Corp. (“Vonage”, “We, “Our”, “Us”) is incorporated as a Delaware corporation. The original Certificate of Incorporation was filed in May 2000 as MIN-X.COM, INC., our original name, which was changed in February 2001 to Vonage Holdings Corp. We are a provider of broadband Voice over Internet Protocol (“VoIP”) services to residential and small and home office customers. We launched service in the United States in October 2002, in Canada in November 2004 and in the United Kingdom in May 2005.

We have incurred significant operating losses since inception. As a result, we have generated negative cash flows from operations, and have an accumulated deficit at June 30, 2006. Our primary source of funds to date has been through the issuance of equity and debt securities, including net proceeds from our initial public offering (“IPO”) in May 2006.

Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations, cash flows and statement of stockholders’ equity (deficit) for the periods presented. The results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Registration Statement on Form S-1 (Registration No. 333-131659).

Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of Vonage and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates.

On an ongoing basis, we evaluate our estimates including, the following:

•                 those related to the average period of service to a customer (the “customer relationship period”) used to amortize deferred revenue and deferred customer acquisition costs associated with customer activation;

•                 the useful lives of property and equipment; and

•                 assumptions used for the purpose of determining stock-based compensation using the Black-Scholes option model (“Model”), and on various other assumptions that we believed to be reasonable. The key inputs for this Model are stock price at valuation date, strike price for the option, the dividend yield, risk-free interest rate, life of option in years and volatility.

We base our estimates on historical experience, available market information, appropriate valuation methodologies, and on various other assumptions that we believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Restricted Cash and Letters of Credit

We report the collateralization of certain letters of credit as restricted cash. The amount of collateralized letters of credit primarily related to lease deposits for our offices and certain purchased customer equipment were $8,519 and $7,210 at June 30, 2006 and December 31, 2005, respectively, with corresponding restricted cash of $8,922 and $7,453, respectively at June 30, 2006 and December 31, 2005, respectively.

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share amounts) (Unaudited)

Patents

The three patents we acquired on June 27, 2006 are directed to the compression of packetized digital signals commonly used in VoIP technology. Beginning in July 2006, we will begin amortizing the acquisition cost of these patents over the estimated useful lives of the patents.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, marketable securities, accounts receivable and accounts payable, approximate fair value because of their short maturities. The carrying amounts of our capital leases approximate fair value of these obligations based upon management’s best estimates of interest rates that would be available for similar debt obligations at June 30, 2006 and December 31, 2005. Our convertible notes are carried at estimated fair value less any unamortized discount.

Loss per Share

Basic and diluted loss per common share is calculated by dividing loss to common stockholders by the weighted average number of common shares outstanding during the period. The effects of potentially dilutive common shares, including shares issued under our 2001 Stock Incentive Plan and 2006 Incentive Plan using the treasury stock method and our convertible notes and common stock warrants using the if-converted method, have been excluded from the calculation of diluted loss per common share because of their anti-dilutive effects.

The following were excluded from the calculation of diluted earnings per common share because of their anti-dilutive effects:

	Three and Six Months Ended June 30 ,
	2006	2005
Common stock warrants	3,085	3,085
Convertible notes	17,826	—
Employee stock options	16,599	8,271
	37,510	11,356

Stock-Based Compensation

Prior to the adoption of Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”) as allowed under Statement of Financial Accounting Standards No. 123. Under the intrinsic value method, no stock-based compensation expense for employee stock options had been recognized in our results of operations in prior periods. In accordance with the modified prospective transition method that we used in adopting SFAS 123(R) as of January 1, 2006, the consolidated financial statements prior to 2006 have not been restated to reflect, and do not include, the possible impact of SFAS 123(R). The table below reflects the pro forma net loss and net loss per share for the three and six months ended June 30, 2005:

	Three Months	Six Months
	Ended	Ended
	June 30 ,	June 30 ,
	2005	2005
Net loss attributable to common shareholders, as reported	$(63,623)	$(123,625)
Deduct total stock-based employee compensation expense determined under fair value based method for all awards	(1,072)	(1,385)
Net loss, proforma	$(64,695)	$(125,010)

Net loss per common share:
As reported—basic and diluted	$(46.32)	$(90.17)
Pro forma—basic and diluted	$(47.12)	$(91.18)

Weighted-average common shares outstanding:
Basic and diluted	1,373	1,371

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share amounts) (Unaudited)

The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model. Expected volatilities are based on a combination of historical volatilities experienced by companies considered representative of us in terms of industry. Prior to the adoption of FAS 123(R), we used 0% expected volatility while we were a private company. We also use historical data to estimate the term that options are expected to be outstanding and the forfeiture rate of options granted. The risk-free interest rate is based on the U.S. Treasury zero-coupon securities with a term approximating the expected term. The assumptions used to value options are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Risk-free interest rate	5.10%	4.36%	4.72-5.10%	4.36%
Expected stock price volatility	50.18%	0.00%	50.18-50.80%	0.00%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life (in years)	8.63	8.83	8.63-8.90	8.83

Recent Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Earlier application is permitted as long as the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year. We believe the adoption of FIN 48 will not have a material effect on our consolidated financial statements.

Note 2. Income Taxes

As of June 30, 2006, we had net operating loss carryforwards for U.S. federal and state tax purposes of $448,345 and $434,151, respectively, expiring at various times from years ending 2020 through 2026. In addition, we have net operating loss carryforwards for Canadian tax purposes of $32,204 expiring through 2013. We also have net operating loss carryforwards for United Kingdom tax purposes of $10,714 with no expiration date.

Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change of control net operating loss carry forward and other pre-change tax attributes against its post-change income may be limited. The Section 382 limitation is applied annually so as to limit the use of pre-change net operating loss carry forwards to an amount that generally equals the value of a corporation’s stock immediately before the ownership change multiplied by a designated federal long-term tax-exempt rate. In addition, we may be able to increase the base Section 382 limitation amount during the first five years following the ownership change to the extent we realize built-in gains during that time period. A built-in gain generally is gain or income attributable to an asset that was held at the date of the ownership change and that had a fair market value in excess of the tax basis at the date of the ownership change. Section 382 provides that any unused Section 382 limitation amount can be carried forward and aggregated with the following year’s available net operating losses. Due to the cumulative impact of our equity issuances over the past three years, a change of ownership occurred upon the issuance of our Series E Preferred Stock at the end of April 2005. As a result, $171,147 of the total U.S net operating losses will be subject to an annual base limitation of $39,374. As noted above, we believe we may be able to increase the base Section 382 limitation for built-in gains during the first five years following the ownership change.

We are currently conducting research to evaluate the impact of Section 382 in relation to our May 2006 IPO. The results of which may indicate a further limitation on the utilization of the $277,198 in U.S. net operating losses accumulated since our Series E preferred stock issuance in April 2005.

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share amounts) (Unaudited)

Note 3. Convertible Notes

In December 2005 and January 2006, we issued $249,900 aggregate principal amount of convertible notes due December 1, 2010 (the “Notes”). We plan to use the proceeds from the offering of the Notes for working capital and other general corporate purposes (including the funding of our operating losses).

The holders may require us to repurchase all or any portion of the Notes on December 16, 2008 at a price in cash equal to 100% of the principal amount of the Notes plus any accrued and unpaid interest and late charges.

We may, at our option, pay interest on the Notes in cash or in kind. If paid in cash, interest will accrue at a rate of 5% per annum and be payable quarterly in arrears. If paid in kind, the interest will accrue at a rate of 7% per annum and be payable quarterly in arrears. Interest paid in kind will increase the principal amount outstanding and will thereafter accrue interest during each period. The first interest payment was made on March 1, 2006. We elected to pay this interest in kind in the amount of $3,645. The interest payment due on June 1, 2006 for $3,170 was paid in cash.

Upon an event of default, the interest rate will be the greater of the interest rate then in effect or 15% per annum. If interest on the Notes is not paid in full on any interest payment date, the principal amount of the Notes will be increased for subsequent interest accrual periods by an amount that reflects the accretion of the unpaid interest at an annual rate equal to the interest rate then in effect plus 2%, calculated on a quarterly basis, from, and including, the first day of the relevant interest accrual period.

We may redeem any or all of the Notes at any time beginning June 16, 2007, provided that, among other things, the Common Stock has traded at a price greater than 150% of the then applicable conversion price of the Notes for 20 consecutive trading days. The Notes are redeemable at a price equal to 100% of the principal amount plus accrued and unpaid interest and any late charges, plus the aggregate net present value of the remaining scheduled interest payments through December 16, 2008, if any, calculated as provided in the Notes.

We also may redeem any or all of the Notes at any time after December 16, 2008 at a price equal to 100% of the principal amount plus accrued and unpaid interest and any late charges, subject to certain conditions.

Following a change of control (as defined in the Notes) the holders of the Notes may require us to redeem the Notes at a price equal to 100% of the principal amount plus accrued and unpaid interest and late charges. In addition, upon conversions in connection with certain transactions, including certain changes of control, holders of the Notes will be entitled to receive a make-whole premium as calculated in the Notes.

The Notes may, at the option of the holder, be converted into shares of Common Stock at any time. Immediately following the completion of our IPO in May 2006, the conversion price was $14.22. The conversion price is subject to certain anti-dilution adjustments.

Following an event of default, the Notes will become due and payable, either automatically or upon declaration by holders of more than 25% of the aggregate principal amount of the Notes.

We have agreed to file resale shelf registration statements covering the shares of Common Stock issuable upon conversion of the Notes within 90 calendar days after the IPO and use reasonable best efforts to have such registration statement be declared effective within 180 calendar days after the IPO. We will pay the holders of the Notes a fee of 1% of the principal amount of the Notes on the day that this timetable has not been met and a fee of 2% of the principal amount of the Notes every 30th day thereafter until the failure is cured. We believe we will meet these required deadlines and will not incur these fees.

We evaluate the provisions of the Notes periodically to determine whether any of the provisions would be considered embedded derivatives that would require bifurcation under Statement of Financial Accounting Standards No. 133, (“Accounting for Derivative Instruments and Hedging Activities”) (“SFAS 133”). Because the shares of Common Stock underlying the Notes have not been registered for resale, they are not readily convertible to cash. Thus, the conversion option does not meet the net settlement requirement of SFAS No. 133 and would not be considered a derivative if freestanding. Accordingly, the Notes do not contain an embedded conversion feature that must be bifurcated. Once the underlying shares of Common Stock are registered we may determine that our Notes contain an embedded conversion feature that would require bifurcation from the Notes. At that time, the fair value of the embedded derivatives would be bifurcated from the Notes and recorded as a non-current liability with an offset recorded as a discount to the Notes that would be amortized to interest expense over the remaining life of the Notes using the effective interest method. The fair value of the embedded derivatives would be revalued each reporting period with the change in the fair value recorded as other income or expense in the statement of operations. We identified certain other embedded derivatives and concluded their value was de minimus.

Since the Notes issued in December 2005 and January 2006 did not contain an embedded conversion feature that required bifurcation, we evaluated the conversion feature to determine if it was a beneficial conversion feature under EITF 98-5 and 00-27. The conversion price equaled the fair value of the underlying Common Stock. As such, there was no beneficial conversion feature for those issuances. For the Notes issued on March 1, 2006 for the payment of interest in kind, the fair market value of the underlying Common Stock exceeded the conversion price. Accordingly, we recorded the intrinsic value of the beneficial conversion feature on 256 shares in the amount of $214 as a discount to the Notes with an offsetting amount increasing additional paid-in-capital in March 2006. This beneficial conversion feature will be amortized over the remaining life of the Notes to interest expense on our consolidated statement of operations using the effective interest method. The amortization for the three months and six months ended June 30, 2006 was $7 and $9, respectively.

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share amounts) (Unaudited)

Note 4. Common Stock

Stock Split

In May 2006, our board of directors approved a 1-for-2.8 reverse stock split of our common stock, which was effected on May 18, 2006. All share and per share amounts contained in our financial statements have been retroactively adjusted to reflect the reverse stock split.

Initial Public Offering

On February 8, 2006, we filed a Registration Statement on Form S-1 (File No. 333-131659) (“Registration Statement”) with the Securities and Exchange Commission (“SEC”) relating to our IPO. The Registration Statement was declared effective by the SEC on May 23, 2006. The managing underwriters for our IPO were Citigroup Global Markets Inc., Deutsche Bank Securities Inc., UBS Investment Bank LLC, Bear Stearns & Co. Inc., Piper Jaffray & Co. and Thomas Weisel Partners LLC (“Underwriters”). In May 2006, we sold 31,250 shares of common stock in our IPO at a price to the public of $17.00 per share for an aggregate offering price of $531,250. In connection with the offering, we paid $31,875 in underwriting discounts and commissions and incurred an estimated $7,409 of other offering expenses. After deducting the underwriting discounts and commissions and the other offering expenses, our net proceeds from the offering equaled approximately $492,000.

Directed Share Program

In connection with our IPO, we requested that our underwriters reserve 4,219 shares for our customers to purchase at the initial public offering price of $17.00 per share through the Vonage Customer Directed Share Program (“DSP”). In connection with our IPO, we entered into an Underwriting Agreement, dated May 23, 2006, pursuant to which we agreed to indemnify the Underwriters for any losses caused by the failure of any participant in the DSP to pay for and accept delivery of the shares that had been allocated to such participant in connection with our IPO. In the weeks following the IPO, certain participants in the DSP that had been allocated shares failed to pay for and accept delivery of such shares. As a result of this failure and as part of the indemnification obligations, we acquired from the Underwriters or their affiliates 1,054 shares of our common stock which had an aggregate fair market value of $11,712. We recorded theses shares as treasury stock on the consolidated balance sheet at June 30, 2006. In addition, we expect to reimburse the Underwriters an additional amount of approximately $6,206 in accordance with the Underwriting Agreement once certain conditions are satisfied, and which amount has been recorded in accrued expenses. Because we expect to pursue the collection of monies owed from the DSP participants who failed to pay for their shares, we recorded a stock subscription receivable of $6,206 representing the difference between the aggregate IPO price value of the unpaid DSP shares and the $11,712 we paid for these shares. In July 2006, we purchased an additional 1 share for $11 and we do not anticipate making any further purchase of securities pursuant to our indemnification obligations under the Underwriting Agreement.

Note 5. Preferred Stock

Preferred Stock

Prior to our IPO, our Certificate of Incorporation, as amended, authorized 43,981 shares of Preferred Stock at $0.001 par value. The authorized shares were designated as follows: 8,000 as Series A Redeemable Convertible Preferred Stock (“Series A Preferred Stock”), 6,067 as Series A-2 Redeemable Convertible Preferred Stock (“Series A-2 Preferred Stock”), 3,750 as Series B Redeemable Convertible Preferred Stock (“Series B Preferred Stock”), 8,000 as Series C Redeemable Convertible Preferred Stock (“Series C Preferred Stock”), 8,729 as Series D Redeemable Convertible Preferred Stock (“Series D Preferred Stock”) and 9,435 as Series E Redeemable Convertible Preferred Stock (“Series E Preferred Stock”).

In May 2006, upon completion of our IPO, all of our outstanding preferred stock automatically converted into 123,069 shares of our common stock.

Subsequent to our IPO, our Certificate of Incorporation, as amended, authorizes 5,000 shares of preferred stock at $0.001 par value. We have no outstanding shares of preferred stock as of June 30, 2006.

Preferred Stock Warrant

In connection with $20,000 of notes payable from our principal stockholder and Chairman, we included aggregate warrants to purchase $3,600 of value of Series A-2 Preferred Stock at the strike price equal to the stock price paid by Series B Preferred Stock investors. At the time these notes payable were converted into Series A-2 Preferred Stock, we issued a warrant to purchase 900 shares of Series A-2 Preferred Stock at an exercise price of $4.00 per share, which equaled the fair market value at that date. In addition, we determined the relative fair value of the warrants was $1,557 using the Black-Scholes valuation method. This amount

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share amounts) (Unaudited)

was recorded in 2003 as debt conversion expense and as an increase to Series A-2 Redeemable Convertible Preferred Stock Warrant. Upon completion of our IPO, the warrants to purchase Series A-2 Preferred Stock automatically converted into warrants to purchase common stock and are included on our balance sheet under additional paid-in capital.

Note 6. Employee Benefit Plans

2001 Stock Incentive Plan

In February 2001, we adopted the 2001 Stock Incentive Plan, which is an amendment and restatement of the 2000 Stock Incentive Plan of MIN-X.COM, INC. The plan provides for the granting of options or restricted stock awards to our officers, directors and employees. The objectives of the plan include attracting and retaining personnel, providing for additional performance incentives, and promoting our success by providing employees the opportunity to acquire stock. During 2004, we increased the number of shares authorized for issuance pursuant to options or restricted stock awards from 4,286 to 7,503 shares under the plan, as amended. During 2005, the number of shares authorized for issuance pursuant to options or restricted stock awards was increased from 7,503 to 28,286. At June 30, 2006, 4,865 shares were subject to exercisable options or restricted stock awards under the 2001 Stock Incentive Plan. In management’s opinion, all stock options were granted with an exercise price at or above the fair market value of our common stock at the date of grant with the exception of a grant in 2005 for 125 shares. Initially, we recorded deferred compensation in 2005 related to this option grant. On January 1, 2006, we reversed the remaining deferred compensation balance in accordance with SFAS 123(R). Stock options generally vest over a four-year period and expire ten years after the grant date.

On January 1, 2006, we adopted SFAS 123(R), which requires recognition of compensation expense for all stock-based awards made to employees in our consolidated financial statements. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123. Under the intrinsic value method, no stock-based compensation expense for employee stock options had been recognized in our results of operations in prior periods, unless the exercise price of the stock options granted to employees and directors was less than the fair market value of the underlying stock at the date of grant. In accordance with the modified prospective transition method that we used in adopting SFAS 123(R), our consolidated financial statements prior to fiscal year 2006 have not been restated to reflect, and do not include, the possible impact of SFAS 123(R).

Beginning January 1, 2006, we estimated the volatility of our stock using historical volatility of comparable public companies in accordance with guidance in SFAS 123(R) and Staff Accounting Bulletin No. 107 (“SAB 107”). We will continue to use the volatility of comparable companies until historical volatility is relevant to measure expected volatility for future option grants. The expected volatilities of comparable public companies used for the second quarter were between 31.69% - 69.95%. Prior to the adoption of FAS 123(R), we used 0% expected volatility while we were a private company.

The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding, which we derive based on our historical settlement experience.

As stock-based compensation expense recognized in our results is based on awards ultimately expected to vest, the amount has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience. Prior to January 1, 2006, we also used historical experience to estimate forfeitures for the purposes of our pro forma information under SFAS 123.

Stock option activity was as follows:

			Weighted
		Range of	Average
	Number of	Exercise	Exercise
	Options	Prices	Price
Balance at December 31, 2005	13,372	$0.70 - $35.00	$5.88
Granted	4,302	$8.75 - $18.00	$14.91
Exercised	(57)
Canceled	(1,018)
Balance at June 30, 2006	16,599	$0.70 - $35.00	$8.10

At June 30, 2006, 11,580 options were available for future grant under the plan.

Total stock option compensation expense recognized for the three and six months ended June 30, 2006 was $8,190 and $12,642, respectively. The weighted average grant date fair value of options granted during the three and six months ended June 30, 2006 was

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share amounts) (Unaudited)

$8.90 and $9.53, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2006 was $707 and $857, respectively. The total fair value of options that vested during the three and six months ended June 30, 2006 was $3,504 and $5,079, respectively.

As of June 30, 2006, total unamortized stock-based compensation was $34,242, which is expected to be amortized over the remaining vesting period of each grant, up to the next 48 months. Compensation costs for all stock-based awards are recognized using the ratable single-option approach on an accrual basis.

The following is a summary of the status of stock options outstanding at June 30, 2006:

	Outstanding Options			Exercisable Options
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Exercise Price Range	Number	Life	Price	Number	Price
$0.00 - $3.50	4,828	7.3	$1.50	2,890	$1.35
$3.50 - $7.80	2,201	8.3	$6.92	697	$6.90
$7.81 - $11.00	5,229	9.1	$8.98	1,032	$8.94
$11.01 - $19.00	4,326	9.7	$14.90	231	$14.70
$19.01 - $35.00	15	5.3	$33.36	15	$33.36
	16,599	8.6	$8.10	4,865	$4.49

Additional information with respect to stock option activity is as follows:

			Weighted
		Weighted	Average		Weighted
		Average	Remaining	Aggregate	Average
	Number	Exercise	Contractual	Intrinsic	Grant Date
(Shares and Intrinsic Value in Thousands)	of Shares	Price	Term in Years	Value	Fair Value
Shares outstanding at December 31, 2005	13,372	$5.88	8.8	$112,051	$1.82
Granted	4,302	$14.91		$—	$9.53
Exercised	(57)	$0.92		$857	$0.24
Canceled	(1,018)	$8.05		$2,353	$3.62
Shares outstanding at June 30, 2006	16,599	$8.10	8.6	$39,875	$3.76
Shares exercisable at June 30, 2006	4,865	$4.49	7.6	$23,049	$1.60
Unvested shares at December 31, 2005	10,207	$6.75		$76,443	$2.10
Unvested shares at June 30, 2006	11,734	$9.59		$16,826	$4.65

2006 Incentive Plan

In May 2006 we adopted the 2006 Incentive Plan. There have been no grants made under this plan through June 30, 2006. The 2006 Incentive Plan permits the grant of stock options, restricted stock, restricted stock units, stock appreciation rights, performance stock, performance units, annual awards and other awards based on, or related to, shares of our common stock. Options awarded under our 2006 Incentive Plan may be nonstatutory stock options or may qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended. Our 2006 Incentive Plan contains various limits with respect to the types of awards, as follows:

•                 a maximum of 20,000,000 shares may be issued under the plan pursuant to incentive stock options;

•                 a maximum of 10,000,000 shares may be issued pursuant to options and stock appreciation rights granted to any participant in a calendar year;

•                 a maximum of $5,000 may be paid pursuant to annual awards granted to any participant in a calendar year; and

•                 a maximum of $10,000 may be paid (in the case of awards denominated in cash) and a maximum of 10,000,000 shares may be issued (in the case of awards denominated in shares) pursuant to awards, other than options, stock appreciation rights or annual awards, granted to any participant in a calendar year.

The maximum number of shares of our common stock that are authorized for issuance under our 2006 Incentive Plan will be determined under a formula set forth in the plan, and will equal approximately 17.65% of the number of shares that are issued and outstanding from time to time, less the number of shares that are available for issuance under our 2001 Stock

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share amounts) (Unaudited)

Incentive Plan. Following termination of our 2001 Stock Incentive Plan, the number of remaining shares available for issuance under our 2001 Stock Incentive Plan, or that becomes available for issuance upon expiration or cancellation, without payment or settlement, of awards under our 2001 Stock Incentive Plan, also will become available for issuance under our 2006 Incentive Plan. Shares issued under the plan may be authorized and unissued shares or may be issued shares that we have reacquired. Shares covered by awards that are forfeited, cancelled or otherwise expire without having been exercised or settled, or that are settled by cash or other non-share consideration, will become available for issuance pursuant to a new award. Shares that are tendered or withheld to pay the exercise price of an award or to satisfy tax withholding obligations will not be available for issuance pursuant to new awards.

Note 7. Commitments and Contingencies

Litigation

During June and July 2006, the Company, several of our officers and directors, and the firms who served as the underwriters in our IPO were named as defendants in multiple class action lawsuits.

The complaints assert claims under the federal securities laws on behalf of a professed class consisting of all those who were allegedly damaged as a result of acquiring our common stock in connection with our IPO. The complaints allege, among other things, that we omitted and/or misstated certain facts concerning the IPO’s Customer Directed Share Program. Some complaints also allege the IPO prospectus contained misrepresentations or omissions concerning certain of our products and/or the prior experience of some of our management. We expect the complaints to be consolidated at some time in the future.

On July 14, 2006, the Company and the firms who served as the underwriters in our IPO were named as defendants in a separate lawsuit filed in the United States District Court for the District of New Jersey. This purported class action lawsuit asserts state law breach of contract and negligence claims relating to the alleged inability of participants’ in our Customer Directed Share Program to trade their shares after the IPO.

Although we believe that we and the individual defendants have meritorious defenses to the claims made in each of the aforementioned complaints and intend to contest each lawsuit vigorously, an adverse resolution of any of the lawsuits may have a material adverse effect on our financial position and results of operations in the period in which the lawsuits are resolved. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuits, and as such, the accompanying financial statements do not contain adjustments for this litigation.

On June 12, 2006, a lawsuit was filed against us and our subsidiary Vonage America Inc. (“Vonage America”) in the United States District Court for the Eastern District of Virginia alleging that we have infringed seven patents in connection with providing VoIP services. The complaint seeks injunctive relief, compensatory and treble damages and attorney fees. We have not yet filed our answer to this litigation. We believe that we have meritorious defenses against the asserted claims, and intend to vigorously defend the lawsuit. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuit, and as such, the accompanying financial statements do not contain adjustments for this litigation.

On July 10, 2006, a lawsuit was filed against us and Vonage America in the United States District Court for the Eastern District of Texas alleging that we have infringed one patent in connection with voice mail technology. The complaint seeks injunctive relief, compensatory and treble damages and attorney’s fees. We have not yet filed an answer to this litigation. We believe that we have meritorious defenses against the asserted claims, and intend to vigorously defend the lawsuit. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuit, and as such, the accompanying financial statements do not contain adjustments for this litigation.

The state attorney general of the State of New Jersey had initiated an investigation concerning our marketing disclosures and advertising. In June 2006, we entered into an Assurance of Voluntary Compliance to resolve the issues in controversy without admitting any violation of law.

State and Municipal Taxes

In the past, we did not collect or remit state or municipal taxes (such as sales, excise, and ad valorem taxes), fees or surcharges (“Taxes”) on the charges to our customers for its services, except that we have historically complied with the New Jersey sales tax. We have received inquiries or demands from a number of state and municipal taxing and 911 agencies seeking payment of Taxes that are applied to or collected from customers of providers of traditional public switched telephone network services. Although we have consistently maintained that these Taxes do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations, a number of states have changed their statutes as part of the streamlined sales tax initiatives and numerous other states have entered into sales tax agreements with us. As of June 30, 2006, we began collecting and remitting sales taxes in thirty-eight states and began collecting and remitting sales taxes in another two states on August 1, 2006. We also believe it is likely that we eventually will be required to collect and remit sales taxes in virtually all U.S. states that charge sales taxes. In addition, a few states address how VoIP providers should contribute to support public safety agencies, and in those states we began to remit fees to the appropriate state agencies. We have also contacted authorities in each of the other states to discuss how we can financially contribute to the 911 system. We do not know

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share amounts) (Unaudited)

how all these discussions will be resolved, but there is a possibility that we will be required to pay or collect and remit some or all of these taxes in the future. Additionally, some of these Taxes could apply to us retroactively. As such, we have recorded a reserve of $12,530 at June 30, 2006 as our best estimate of the potential tax exposure for any retroactive assessment. We believe the maximum estimated exposure for retroactive assessments is $27,396 as of June 30, 2006.

Universal Service Fund

In late June 2006, the FCC released an Order in which it will require VoIP service providers to contribute to the Universal Service Fund (“USF”). This Order will be effective upon publication in the Federal Register, and require the first filing by August 1, 2006, with USF contributions effective for the fourth quarter of 2006. Vonage is to register with the FCC and report revenue for contribution using one of three methods, (1) using the interim safe harbor of 64.9%; (2) report based on our actual interstate telecommunications revenues; or (3) rely on traffic studies based on certain conditions. While our reporting methodology is still under review, we would anticipate a nominal price increase to appear on customer invoices on or about October 1, 2006. The Company has also filed an appeal with respect to this Order.

Note 8. Subsequent Events

State Attorney General Proceedings

As we disclosed in our Registration Statement on Form S-1, several state attorneys general had initiated investigations and, in two states, had commenced litigation concerning our marketing disclosures and advertising. We were cooperating with those investigations and pursuing joint settlement negotiations with the attorneys general of Florida, Illinois, Massachusetts, Texas and Michigan and separate negotiations with the attorney general of Connecticut. In July 2006 we reached an agreement in principle to settle the litigation with the state attorney general of Texas and the investigations being conducted by the state attorneys general of Florida, Illinois, Massachusetts and Michigan. This agreement in principle is subject to finalizing the documentation memorializing the settlement and executing such settlement documentation. With respect to our joint settlement negotiations, we have recorded a reserve to cover the potential exposure relating to these investigations, which was not material to our June 30, 2006 financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our consolidated financial statements and the related notes included elsewhere in this Form 10-Q and our audited financial statements included in our Registration Statement on Form S-1 (File No. 333-31659). This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of many factors, including the factors we describe under “Risk Factors,” and elsewhere in this Form 10-Q.

Overview

We are a leading provider of broadband telephone services with over 1.8 million subscriber lines as of June 30, 2006. Our services use Voice over Internet Protocol, or VoIP, technology, which enables voice communications over the Internet through the conversion and compression of voice signals into data packets. In order to use our service offerings, customers must have access to a broadband Internet connection with sufficient bandwidth (generally 60 kilobits per second or more) for transmitting those data packets.

We earn revenue and generate cash primarily through our broadband telephone service plans, each of which offers a different pricing structure based on a fixed monthly fee. We generate most of our revenue from those fees, substantially all of which we bill to our customers’ credit cards one month in advance.

We have invested heavily in an integrated marketing strategy to build a strong brand awareness that supports our sales and distribution efforts. We acquire customers through a number of sales channels, including our websites, toll free numbers and a presence in major retailers located in the United States, Canada and the United Kingdom. We also acquire a significant number of new customers through Refer-a-Friend, our online customer referral program.

We launched our service in the United States in October 2002, in Canada in November 2004 and in the United Kingdom in May 2005. Since our U.S. launch, we have experienced rapid revenue and subscriber line growth. While our revenue has grown rapidly, we have incurred an accumulated deficit of $541.6 million from our inception through June 30, 2006. Although our net losses initially were driven primarily by start-up costs and the cost of developing our technology, more recently our net losses have been driven by our growth strategy. In order to grow our customer base and revenue, we have chosen to increase our marketing expenses significantly, rather than seeking to generate net income. In addition, we plan to continue to invest in research and development and customer care. We are pursuing growth, rather than profitability, in the near term to capitalize on the current expansion of the broadband and VoIP markets, and to establish and maintain a leading position in the market for broadband telephone services. We incurred marketing expense of $90.2 million and $178.5 million and a net loss of $74.1 million and $159.3 million for the three and six months ended June 30, 2006, respectively. We intend to continue to pursue growth because we believe it will position us as a strong competitor in the long term. Although we believe we will achieve profitability in the future utilizing this strategy, we ultimately may not be successful and we may never achieve profitability.

Trends in Our Industry and Business

A number of trends in our industry and business have a significant effect on our results of operations and are important to an understanding of our financial statements. These trends include:

Broadband adoption.   The number of U.S. households with broadband Internet access has grown significantly. We expect this trend to continue. We benefit from this trend because our service requires a broadband Internet connection and our potential addressable market increases as broadband adoption increases.

Changing competitive landscape.   We are facing increasing competition from other companies that offer multiple services such as cable television, voice and broadband Internet service. Several of these competitors are offering VoIP or other voice services as part of a bundle, in which they offer voice services at a lower price than we do to new subscribers. In addition, several of these competitors are working to develop new integrated offerings that we cannot provide and that could make their services more attractive to customers. We also compete against established alternative voice communication providers and independent VoIP service providers. Some of these service providers may choose to sacrifice revenue in order to gain market share and have offered their services at lower prices or for free. These offerings could negatively affect our ability to acquire new customers or retain our existing customers.

Subscriber line growth.   Since our launch, we have experienced rapid subscriber line growth. For example, we grew from 85,717 subscriber lines as of December 31, 2003 to 390,566 as of December 31, 2004 to 1,269,038 as of December 31, 2005. In addition, we grew from 847,849 subscriber lines as of June 30 2005 to 1,853,253 as of June 30, 2006 or over 1 million incremental subscriber lines. We believe we will continue to add a significant number of subscriber lines in future periods; however, we do not expect to sustain our historical subscriber line growth rate on a percentage basis due to a combination of increased competition, a significantly larger and growing customer base and increasing saturation among our initial target customer base, which included many early adopters.

Average monthly customer churn.   For the three months ended June 30, 2006, we experienced average monthly customer churn of 2.3% compared to 2.1% for the three months ended June 30, 2005. We believe this increase was driven by our continued rapid growth and inability to hire enough qualified customer care employees which led to less than satisfactory customer care during the first half of 2006. We are working to improve our customer care. We believe that our churn will fluctuate over time and may continue to increase as we shift our marketing focus from early adopters to mainstream customers and acquire customers from new sources, such as outbound telemarketing, that historically have had a higher churn rate.

Average monthly revenue per line.   Our average monthly revenue per line increased to $27.70 for the three months ended June 30, 2006 compared to $26.63 for the three months ended June 30, 2005. For 2006, we believe that our average monthly revenue per line will remain steady or slightly increase. We recently began charging customers an Emergency 911 Cost Recovery fee, which has increased average monthly revenue per line. In addition, an increasing number of customers are choosing the residential unlimited plan as a result of the first month free promotion which has a positive effect on longer term average monthly revenue per line. These increases could be negatively impacted by the timing and duration of promotions such as the second line promotion introduced in late May 2006. In addition, in May 2006 we started offering free calls to certain countries in Europe for customers on our unlimited plans, which will decrease average monthly revenue per line.

Average monthly direct cost of telephony services per line.   Our average monthly direct cost of telephony services per line decreased to $7.52 for the three months ended June 30, 2006 compared to $7.94 for the three months ended June 30, 2005. This decrease has been driven by changes in customers’ calling patterns as international calling is a lower portion of our overall call volume and our fixed network costs are being spread over a larger subscriber line base. These decreases were partially offset by the costs of E-911 compliance.

Regulation.   Our business has developed in an environment largely free from regulation. However, the United States and other countries have begun to examine how VoIP services should be regulated, and a number of initiatives could have an impact on our business. For example, the FCC has concluded that wireline broadband Internet access, such as DSL and Internet access provided by cable companies, is an information service and is subject to lighter regulation than telecommunications services. This order may give providers of wireline broadband Internet access the right to discriminate against our services, charge their customers an extra fee to use our service or block our service. We believe it is unlikely that this will occur on a widespread basis, but if it does it would have a material adverse effect on us. Other regulatory initiatives include the assertion of state regulatory authority over us, FCC rulemaking regarding emergency calling services and proposed reforms for the intercarrier compensation system. In addition, the FCC recently concluded that VoIP providers must begin contributing to the Universal Service Fund on October 1, 2006, an order that we are appealing. On a positive note, the Internal Revenue Service has discontinued the requirement to collect the Federal Excise Tax which we stopped collecting on June 24, 2006. Complying with regulatory developments will impact our business by increasing our operating expenses, including legal and consulting fees, requiring us to make significant capital expenditures or increasing the taxes and regulatory fees we pay.

E-911 roll-out.   As of July 31, 2006, we were providing E-911 services to approximately 83% of our U.S. subscriber lines. We expect to complete the E-911 roll-out to nearly all of our remaining subscriber lines within the year. If the FCC orders us to disconnect customers or stop accepting new customers in areas where we have not yet implemented E-911 capability, it would reduce our subscriber growth while we work to complete the roll-out. This may result in an increase in our marketing cost per gross subscriber line addition, since most of our marketing programs are national in nature and we cannot significantly reduce our marketing costs in areas in which we could not accept new customers.

Operating Revenues

Operating revenues consists of telephony services revenue and customer equipment and shipping revenue.

Telephony services revenue.   Substantially all of our operating revenues are telephony services revenue. In the United States, we offer two residential plans, “Residential Premium Unlimited” and “Residential Basic 500,” and two small office and home office plans, “Small Business Unlimited” and “Small Business Basic.” Each of our unlimited plans offers unlimited domestic calling including Puerto Rico and Canada, subject to certain restrictions, and each of our basic plans offers a limited number of domestic calling minutes per month. Under our basic plans, we charge on a per minute basis when the number of domestic calling minutes included in the plan is exceeded for a particular month. International calls (except for calls to certain European countries) under our unlimited plans are charged on a per minute basis. These per minute fees are not included in our monthly subscription fees. We offer similar plans in Canada and the United Kingdom.

We derive most of our telephony services revenue from monthly subscription fees that we charge our customers under our service plans. We also offer residential fax service, virtual phone numbers, toll free numbers and other services, for each of which we charge an additional monthly fee. One business fax line is included with each of our two small office and home office plans, but we charge monthly fees for additional business fax lines. We automatically charge these fees to our customers’ credit cards monthly in advance. We automatically charge the per minute fees not included in our monthly subscription fees to our customers’ credit cards monthly in arrears unless they exceed a certain dollar threshold, in which case they are charged immediately.

By collecting monthly subscription fees in advance and certain other charges immediately after they are incurred, we are able to reduce the amount of accounts receivable that we have outstanding, thus allowing us to have lower working capital requirements. Collecting in this manner also helps us mitigate bad debt exposure, which is recorded as a reduction to revenue. If a customer’s credit card is declined, we generally suspend international calling capabilities as well as the customer’s ability to incur domestic usage charges in excess of their plan minutes. Historically, in most cases, we are able to correct the problem with the customer within the current monthly billing cycle. If the customer’s credit card cannot be successfully processed during two billing cycles (i.e. the current and subsequent month’s billing cycle), we terminate the account.

We also generate revenue by charging a fee for activating service. Through June 2005, we charged an activation fee to our direct channel customers, or those customers who purchase equipment directly from us. Beginning in July 2005, we also began charging an activation fee to our retail channel customers, or customers who purchase equipment from retail stores. For our direct channel customers, activation fees, together with the related customer acquisition amounts for equipment are deferred and amortized over the estimated average customer relationship period. For our retail channel customers, rebates and retailer commissions up to but not exceeding the activation fee, are also deferred and amortized over the estimated average customer relationship period. The amortization of deferred customer equipment expense is recorded to direct cost of goods sold. The amortization of deferred rebates is recorded as a reduction to telephony services revenue. The amortization of deferred retailer commissions is recorded as marketing expense. Through December 31, 2004, we estimated that the average customer relationship period would be 30 months based upon comparisons to other telecommunications companies. For 2005, this period was reevaluated based on our experience to date and we now estimate it will be 60 months. We have applied the 60-month customer relationship period on a prospective basis beginning January 1, 2005. For 2006, we have confirmed that the customer relationship period should be 60 months.

In the United States, we charge regulatory recovery fees on a monthly basis to defray the costs associated with regulatory consulting and compliance as well as related litigation, E-911 compliance and to cover taxes that we are charged by the suppliers of telecommunications services. We record these fees as revenue.

Prior to June 30, 2005, we generally charged a disconnect fee to customers who did not return their customer equipment to us upon termination of service, regardless of the length of time between activation and termination. On July 1, 2005, we changed our termination policy. We no longer accept returns of any customer equipment after 30 days, and we charge a disconnect fee to customers who terminate their service within one year of activation. Disconnect fees are recorded as revenue and are recognized at the time the customer terminates service.

Telephony services revenue is offset by the cost of certain customer acquisition activities, such as rebates and promotions.

Customer equipment and shipping revenue.   Customer equipment and shipping revenue consists of revenue from sales of customer equipment to our wholesalers or directly to customers. In addition, customer equipment and shipping revenue includes the fees that we charge our customers for shipping any equipment to them.

Operating Expenses

Operating expenses consists of direct cost of telephony services, direct cost of goods sold, selling, general and administrative expense, marketing expense and depreciation and amortization.

Direct cost of telephony services.   Direct cost of telephony services primarily consists of fees that we pay to third parties on an ongoing basis in order to provide our services. These fees include:

•                  Access charges that we pay to other telephone companies to terminate domestic and international calls on the public switched telephone network. These costs represented approximately 57% and 64% of our direct cost of telephony services for the three months ended June 30, 2006 and 2005, respectively, with a portion of these payments ultimately being made to incumbent telephone companies. When a Vonage subscriber calls another Vonage subscriber, we do not pay an access charge.

•                  The cost of leasing interconnections to route calls over the Internet and transfer calls between the Internet and the public switched telephone networks of various long distance carriers.

•                  The cost of leasing from other telephone companies the telephone numbers that we provide to our customers. We lease these telephone numbers on a monthly basis.

•                  The cost of co-locating our regional data connection point equipment in third-party facilities owned by other telephone companies, internet service providers, or collocation facility providers.

•                  The cost of providing local number portability, which allows customers to move their existing telephone numbers from another provider to our service. Only regulated telecommunications providers have access to the centralized number databases that facilitate this process. Because we are not a regulated telecommunications provider, we must pay other telecommunications providers to process our local number portability requests.

•                  The cost of complying with the new FCC regulations regarding VoIP emergency services, which require us to provide enhanced emergency dialing capabilities to transmit 911 calls for all of our customers.

•                  Taxes that we pay on our purchase of telecommunications services from our suppliers.

Direct cost of goods sold.   Direct cost of goods sold primarily consists of costs that we incur when a customer first subscribes to our service. These costs include:

•                  The cost of the equipment that we provide to customers who subscribe to our service through our direct sales channel in excess of activation fees. The remaining cost of customer equipment is deferred and amortized over the estimated average customer relationship period.

•                  The cost of shipping and handling for customer equipment, together with the installation manual, that we ship to customers.

•                  The cost of products or services that we give customers as promotions.

Selling, general and administrative expense.   Selling, general and administrative expense includes:

•                  Compensation and benefit costs for all employees, which is the largest component of selling, general and administrative expense and includes customer care, research and development, network engineering and operations, sales and marketing, executive, legal, finance, human resources and business development personnel.

•                  Compensation expense related to stock-based awards to employees and directors.

•                  Outsourced labor related to customer care and retail in-store support activities.

•                  Transaction fees paid to credit card companies, which include a per transaction charge in addition to a percent of billings charge.

•                  Rent and related expenses.

•                  Professional fees for legal, accounting, tax, public relations, lobbying and development activities.

We anticipate an increase in our selling, general and administrative expense as we hire additional personnel to address our growing subscriber base and to handle the obligations of a public company but expect selling, general and administrative expense to decrease as a percentage of revenue in 2006.

Marketing expense.   Marketing expense consists of:

•                  Advertising costs, which comprise a majority of our marketing expense and include online, television, print and radio advertising, direct mail, alternative media, promotions, sponsorships and inbound and outbound telemarketing.

•                  Creative and production costs.

•                  The costs to serve and track our online advertising.

•                  Certain amounts we pay to retailers for newspaper insert advertising, product placement and activation commissions.

•                  The cost associated with our customer referral program.

For 2006, we expect to spend between $360 million and $380 million for marketing expense, compared to $243.4 million in 2005. Because our marketing commitments are generally six weeks or less in duration, we are able to significantly reduce marketing expense relatively quickly if it becomes prudent to do so.

Depreciation and amortization expenses.   Depreciation and amortization expenses include:

•                  Depreciation of our network equipment, furniture and fixtures, and employee computer equipment.

•                  Amortization of leasehold improvements and purchased software.

•                  Amortization of intangible assets (patents).

Other Income (Expense)

Other Income (Expense) consists of:

•                  Interest income on cash, cash equivalents and marketable securities.

•                  Interest expense on notes payable and capital leases.

•                  Amortization of deferred financing costs.

•                  Accretion of convertible notes.

•                  Gain or loss on disposal of property and equipment.

•                  Debt conversion expense relating to the conversion of notes payable to equity.

For 2006 and subsequent years through 2010, we will have annual interest expense on our convertible notes of at least
$12.7 million unless the convertible notes are converted or repaid prior to maturity date. This amount will increase if we pay interest in kind on these notes.

Key Operating Data

The following table contains certain key operating data that our management uses to measure the growth of our business and our operating performance:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Gross subscriber line additions	377,005	262,310	798,895	542,433
Net subscriber line additions	255,936	207,950	584,215	457,283
Subscriber lines	1,853,253	847,849	1,853,253	847,849
Average monthly customer churn	2.3%	2.1%	2.3%	2.0%
Average monthly revenue per line	$27.70	$26.63	$28.00	$26.96
Average monthly telephony services revenue per line	$26.40	$25.78	$26.51	$25.87
Average monthly direct cost of telephony services per line	$7.52	$7.94	$8.17	$8.03
Marketing costs per gross subscriber line addition	$239.16	$236.12	$223.37	$216.38
Employees (excluding temp help)	1,602	1,397	1,602	1,397

Gross subscriber line additions.   Gross subscriber line additions for a particular period are calculated by taking the net subscriber line additions during that particular period and adding to that the number of subscriber lines that terminated during that period. This number does not include subscriber lines both added and terminated during the period, where termination occurred within the first 30 days after activation. The number does include, however, subscriber lines added during the period that are terminated within 30 days of activation but after the end of the period.

Net subscriber line additions.   Net subscriber line additions for a particular period reflect the number of subscriber lines at the end of the period, less the number of subscriber lines at the beginning of the period.

Subscriber lines.   Our subscriber lines include, as of a particular date, all subscriber lines from which a customer can make an outbound telephone call on that date. Our subscriber lines include fax lines and SoftPhones but do not include our virtual phone numbers or toll free numbers, which only allow inbound telephone calls to customers. We added over 1 million subscribers from 847,849 subscriber lines as of June 30, 2005 to 1,853,253 as of June 30, 2006. The increase in our subscriber lines was directly related to an increase in our advertising spending and our expansion to other media, such as television, direct mail, alternative media and outbound telemarketing, which have a broader customer reach.

Average monthly customer churn.   Average monthly customer churn for a particular period is calculated by dividing the number of customers that terminated during that period by the simple average number of customers during the period, and dividing the result by the number of months in the period. The simple average number of customers during the period is the number of customers on the first day of the period, plus the number of customers on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first 30 days after activation. Our average monthly customer churn was 2.3% for the three months ended June 30, 2006 compared to 2.1% for the three months ended June 30, 2005. We believe this increase was driven by our continued rapid growth and inability to hire enough qualified customer care employees which led to less than satisfactory customer care during the first half of 2006. We are working to improve our customer care. We monitor churn on a daily basis and use it as an indicator of the level of customer satisfaction. Other companies may calculate churn differently, and their churn data may not be directly comparable to ours. Customers who have been with us for a year or more tend to have a significantly lower churn rate than customers who have not. This means that during periods of rapid customer growth or if we fail to address issues with our customer care our churn rate is likely to increase. In addition, our churn will fluctuate over time and may increase as we shift our marketing focus from early adopters to mainstream customers and acquire customers from new sources, such as outbound telemarketing, that historically have had a higher churn rate. Also, our churn rate could be negatively affected by increased competition.

Average monthly revenue per line.   Average monthly revenue per line for a particular period is calculated by dividing our total revenue for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. The simple average number of subscriber lines for the period is the number of subscriber lines on the first day of the period, plus the number of subscriber lines on the last day of the period, divided by two. Our average monthly revenue per line was $27.70 for the three months ended June 30, 2006 compared to $26.63 for the three months ended June 30, 2005.

Average monthly telephony services revenue per line.   Average monthly telephony services revenue per line for a particular period is calculated by dividing our total telephony services revenue for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. Our average monthly telephony services revenue per line was $26.40 for the three months ended June 30, 2006 compared with $25.78 for the three months ended June 30, 2005.

Average monthly direct cost of telephony services per line.   Average monthly direct cost of telephony services per line for a particular period is calculated by dividing our direct cost of telephony services for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. We use the average monthly direct cost of telephony services per line to evaluate how effective we are at managing our costs of providing service. Our average monthly direct cost of telephony services per line decreased from $7.94 for the three months ended June 30, 2005 to $7.52 for the three months ended June 30, 2006.

Marketing cost per gross subscriber line addition.   Marketing cost per gross subscriber line addition is calculated by dividing our marketing expense for a particular period by the number of gross subscriber line additions during the period. Marketing expense does not include the cost of certain customer acquisition activities, such as rebates and promotions, which are accounted for as an offset to revenues, or customer equipment subsidies, which are accounted for as direct cost of goods sold. As a result, it does not represent the full cost to us of obtaining a new customer. Our marketing cost per gross subscriber line addition has fluctuated over time and may increase in 2006 for several reasons. We will increase our advertising spending and have added advertising in more expensive media with a broader reach, such as television, to enhance our brand awareness. In addition, we believe it is generally more expensive to acquire mainstream consumers than early adopters of new technologies and we have increased our focus on more mainstream consumers.

When we increase our total marketing expense, we generally experience, over the short term, a significant increase in marketing cost per gross subscriber line addition. However, we track the efficiency of our marketing programs and make adjustments on how we allocate our funds. These adjustments can result in a subsequent slight decrease in marketing cost per gross subscriber line addition after the initial increase in marketing expense.

Employees.   Employees represent the number of personnel that are on our payroll and exclude temporary or outsourced labor. One challenge we face in enhancing the efficiency of our selling, general and administrative expense is our high turnover among our customer care employees.

Non-GAAP Financial Measures

We use adjusted loss from operations and pre-marketing operating income as principal indicators of the operating performance of our business. These are non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position or cash flows that exclude, or include, amounts that are included in, or excluded from, the most directly comparable measure calculated and presented in accordance with GAAP. We believe adjusted loss from operations permits a comparative assessment of our operating performance, relative to our performance based on our GAAP results, while isolating the effects of depreciation and amortization, which may vary from period to period without any correlation to underlying operating performance, and of non-cash stock option compensation, which is a non-cash expense that also varies from period to period. Non-cash stock option compensation is included in our results of operations for periods beginning January 1, 2006. In addition, as we are currently growing both our revenue and customer base and enhancing the awareness of our brand, we have chosen to invest significant amounts on our marketing activities, and we intend to continue to do so. Given that this strategy currently results in operating losses, we believe that pre-marketing operating income is an important metric to evaluate the profitability of the existing customer base to justify the level of continued investment in growing that customer base. We provide information relating to our adjusted loss from operations and pre-marketing operating income so that investors have the same data that we employ in assessing our overall operations. We believe that trends in our adjusted loss from operations and pre-marketing operating income are valuable indicators of the operating performance of our company on a consolidated basis and of our ability to produce operating cash flow to fund working capital needs, to service debt obligations and to fund capital expenditures.

Adjusted loss from operations and pre-marketing operating income as used by us may not be directly comparable to similarly titled measures reported by other companies due to differences in accounting policies and items excluded or included in the adjustments, which limits its usefulness as a comparative measure. These non-GAAP financial measures should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for, or superior to, GAAP results.

Adjusted loss from operations and Pre-Marketing operating income.   We define adjusted loss from operations as loss from operations before depreciation and amortization and non-cash stock compensation expense. We define pre-marketing operating income as loss from operations before depreciation and amortization, non-cash stock compensation expense, marketing expense, customer equipment and shipping revenue and direct cost of goods sold.

The following table sets forth a reconciliation of our loss from operations to adjusted loss from operations and pre-marketing operating income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Reconciliation of Loss from operations to Adjusted loss from Operations and Pre-Marketing Operating Income:
Loss from operations	$(73,628)	$(64,953)	$(156,031)	$(125,538)
Depreciation and amortization	5,740	2,266	10,699	3,876
Non-cash stock compensation	8,190	—	12,642	—
Adjusted loss from operations	(59,698)	(62,687)	(132,690)	(121,662)
Marketing	90,164	61,937	178,452	117,373
Customer equipment and shipping	(6,742)	(1,896)	(13,967)	(4,023)
Direct cost of goods sold	16,047	9,241	33,627	20,829
Pre-marketing operating income	$39,771	$6,595	$65,422	$12,517

Results of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Operating Revenues:
Telephony services	95%	97%	95%	96%
Customer equipment and shipping	5	3	5	4
	100	100	100	100

Operating Expenses:
Direct cost of telephony services (excluding depreciation and amortization)	27	30	29	30
Direct cost of goods sold	11	16	13	21
Selling, general and administrative	46	56	45	54
Marketing	63	104	68	117
Depreciation and amortization	4	4	4	4
	151	210	159	226
Loss from operations	(51)	(110)	(59)	(126)

Other Income (Expense):
Interest income	3	2	3	2
Interest expense	(3)	—	(4)	—
	—	2	(1)	2
Loss before income taxes	(51)	(108)	(60)	(124)
Income taxes	—	—	—	—
Net loss	(51)%	(108)%	(60)%	(124)%

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

Telephony Services Revenue and Direct Cost of Telephony Services
(dollars in thousands)

	Three Months Ended
	June 30,		$	%
	2006	2005	Change	Change
Telephony services	$136,636	$57,539	$79,097	137%
Direct cost of telephony services (excluding depreciation and amortization of $3,133 and $1,426, respectively)	38,946	17,719	21,227	120%

Telephony services revenue.   The increase in telephony services revenue of $79.1 million, or 137%, was primarily due to an increase of $59.8 million in monthly subscription fees resulting from an increased number of subscriber lines, which grew from 847,849 at June 30, 2005 to 1,853,253 at June 30, 2006. Also, the growing number of subscriber lines generated additional revenue from activation fees of $2.0 million, increased revenue of $5.8 million from a higher volume of international calling, increased revenue of $1.0 million from customers exceeding their plan minutes and increased revenue of $6.6 million in regulatory fees we collected from customers. Additionally, add-on features to our service plans generated an increase of $2.5 million and we had a $2.1 million increase in the fees we charge for disconnecting our service. The increase in revenue from additional subscriber lines was partially offset by customer credits, rebates, bad debt and other promotional items of $1.7 million. We believe that telephony services revenue will continue to increase in 2006, as we expect an increase in the number of subscribers. However, we might not experience the same rapid growth as in prior years.

Direct cost of telephony services.   The increase in direct cost of telephony services of $21.2 million, or 120%, was primarily due to the increase in the number of subscriber lines, which increased the costs that we pay other phone companies for terminating phone calls by $11.3 million. We also incurred increased costs of $3.9 million for establishing compliance systems for E-911 services and for E-911 call processing. Our network costs, which includes costs for co-locating in other carriers’ facilities, for leasing phone numbers, routing calls on the Internet, and transferring calls to and from the Internet to the public switched telephone network, increased by $3.6 million. Also, the cost of porting phone numbers for our customers increased by $1.8 million.

Customer Equipment and Shipping Revenue and Direct Cost of Goods Sold
(dollars in thousands)

	Three Months Ended
	June 30,		$	%
	2006	2005	Change	Change
Customer equipment and shipping	$6,742	$1,896	$4,846	256%
Direct cost of goods sold	16,047	9,241	6,806	74%
Customer equipment and shipping gross loss	$(9,305)	$(7,345)	$(1,960)	27%

Customer equipment and shipping revenue.   Our customer equipment and shipping revenue increased by $4.8 million, or 256%, primarily due to an increase in the number of new customers subscribing to our services, resulting in incremental shipping revenue of $2.0 million. In addition, we changed our default shipping option to second day shipping in late February 2006 resulting in higher shipping fees. Customer equipment sales increased by $2.8 million, as in the fourth quarter of 2005 we began to offer our direct customers the option of upgrading their customer equipment at the time of customer sign-up for an additional fee. We expect that customer equipment and shipping revenue will continue to increase in 2006 as a result of growth in our customer base and customer equipment upgrades.

Direct cost of goods sold.   The increase in direct cost of goods sold of $6.8 million, or 74%, was due largely to the increase in the number of new customers subscribing to our services, which resulted in additional costs of $5.3 million associated with our provision of customer equipment, as well as additional costs for shipping customer equipment of $1.5 million, including incremental costs associated with second day shipping.

Selling, General and Administrative
(dollars in thousands)

	Three Months Ended
	June 30,		$	%
	2006	2005	Change	Change
Selling, general and administrative	$66,109	$33,225	$32,884	99%

Selling, general and administrative.   The increase in selling, general and administrative expenses of $32.9 million, or 99%, was primarily due to an increase in the number of our employees, which grew to 1,602 full time employees at June 30, 2006 from

1,397 at June 30, 2005, and an increase in outsourced labor. This increase resulted in higher wages, employee-related benefits, fees for recruitment of new employees and outsourced labor costs of $17.6 million. On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), and accordingly have recognized $8.2 million of compensation expense for stock-based awards for the three months ended June 30, 2006. As a result of our high turnover among our customer care employees, we have experienced an increase in training and recruiting costs. Also, we experienced an increase in our facility maintenance and other administrative expenses of $4.0 million partially due to the relocation of our headquarters. As we continued to add customers, our credit card fees have increased as well by $2.7 million.

While selling, general and administrative expenses have increased, they have decreased as a percentage of revenue from 56% for the three months ended June 30, 2005 to 46% for the three months ended June 30, 2006. For 2006, we believe that selling, general and administrative expenses will continue to increase as we expect an increase in the number of our employees and outsourced labor. We also expect to incur additional costs related to being a public company, and we expect an increase in credit card fees as the number of our subscribers and revenues grow. However, we expect these expenses to continue to decrease as a percentage of revenue.

Marketing
(dollars in thousands)

	Three Months Ended
	June 30,		$	%
	2006	2005	Change	Change
Marketing	$90,164	$61,937	$28,227	46%

Marketing.   The increase in marketing expense of $28.2 million, or 46%, was primarily due to an increase in television advertising, direct mail campaigns and telemarketing fees of $37.1 million offset by a decrease of $16.5 million in online and radio advertising. We have slightly shifted our focus of advertising to reach out to the mainstream consumer and increase brand awareness, primarily with our television commercials and by sponsoring events such as the Preakness Stakes and World Cup Soccer.

We also had increased costs of $2.0 million for advertising agency fees and $4.2 million for other miscellaneous marketing fees. In addition, we had increased costs of $1.3 million related to our retail channel including costs of advertisements and in-store placement fees as well as activation commissions to retailers.

For 2006, we will continue to incur a significant amount of marketing costs as we pursue our growth strategy of increasing our subscriber and revenue base.

Depreciation and Amortization
(dollars in thousands)

	Three Months Ended
	June 30,		$	%
	2006	2005	Change	Change
Depreciation and amortization	$5,740	$2,266	$3,474	153%

Depreciation and amortization.   The increase in depreciation and amortization of $3.5 million, or 153%, was primarily due to an increase in capital expenditures for the continued expansion of our network, computer equipment for our new employees and leasehold improvements for our Holmdel, New Jersey headquarters.

Other Income (Expense)
(dollars in thousands)

	Three Months Ended
	June 30,		$	%
	2006	2005	Change	Change
Interest income	$3,980	$1,336	$2,644	198%
Interest expense	(4,484)	(1)	(4,483)	*
Other, net	(4)	(5)	1	(20%)
	$(508)	$1,330	$(1,838)

Interest income.   The increase in interest income of $2.6 million was due to an increase in cash, cash equivalents and marketable securities from our convertible notes issued in December 2005 and January 2006 and our initial public offering in May 2006.

Interest expense.   The increase in interest expense of $4.5 million was primarily related to interest on our convertible notes that were issued in December 2005 and January 2006. Interest expense will increase significantly in 2006 as we will incur a full year of interest expense on our convertible notes.

Provision for Income Taxes

We have net losses for financial reporting purposes. Recognition of deferred tax assets will require generation of future taxable income. There can be no assurance that we will generate sufficient taxable income in future years. Therefore, we established a valuation allowance on net deferred tax assets of $213.9 million as of June 30, 2006.

As of June 30, 2006, we had net operating loss carryforwards for U.S. federal and state tax purposes of $448.3 million and $434.2 million, respectively, expiring at various times from years ending 2020 through 2026. In addition, we had net operating loss carryforwards for Canadian tax purposes of $32.2 million expiring through 2013. We also had net operating loss carryforwards for United Kingdom tax purposes of $10.7 million with no expiration date.

Net Loss
(dollars in thousands)

	Three Months Ended
	June 30,		$	%
	2006	2005	Change	Change
Net loss	$(74,136)	$(63,623)	$(10,513)	$17%

Net Loss.   Because the increases in expenses exceeded the increases in revenues described above, our net loss increased by $10.5 million, or 17%, to $74.1 million for the three months ended June 30, 2006 from $63.6 million for the three months ended June 30, 2005.

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

Telephony Services Revenue and Direct Cost of Telephony Services
(dollars in thousands)

	Six Months Ended
	June 30,		$	%
	2006	2005	Change	Change
Telephony services	$248,294	$96,122	$152,172	$158%
Direct cost of telephony s ervices (excluding depreciation and amortization of $5,685 and $2,380, respectively)	76,530	29,827	46,703	157%

Telephony services revenue.   The increase in telephony services revenue of $152.2 million, or 158%, was primarily due to an increase of $115.0 million in monthly subscription fees resulting from an increased number of subscriber lines, which grew from 847,849 at June 30, 2005 to 1,853,253 at June 30, 2006. Also, the growing number of subscriber lines generated additional revenue from activation fees of $4.0 million, increased revenue of $12.8 million from a higher volume of international calling, increased revenue of $2.2 million from customers exceeding their plan minutes and increased revenue of $11.5 million in regulatory fees collected from customers. Additionally, add-on features to our service plans generated an increase of $4.9 million and we had a $4.2 million increase in the fees we charge for disconnecting our service. The increase in revenue from additional subscriber lines was partially offset by customer credits, rebates, bad debt and other promotional items of $3.9 million.

Direct cost of telephony services.   The increase in direct cost of telephony services of $46.7 million, or 157%, was primarily due to the increase in the number of subscriber lines, which increased the costs that we pay other phone companies for terminating phone calls by $25.5 million. We also incurred increased costs of $7.6 million for establishing compliance systems for E-911 services and for E-911 call processing. Our network costs for co-locating in other carriers’ facilities, for leasing phone numbers, routing calls on the Internet, and transferring calls to and from the Internet to the public switched telephone network increased by $7.7 million. Also, the cost for porting phone numbers increased by $5.0 million.

Customer Equipment and Shipping Revenue and Direct Cost of Goods Sold
(dollars in thousands)

	Six Months Ended
	June 30,		$	%
	2006	2005	Change	Change
Customer equipment and shipping	$13,967	$4,023	$9,944	$247%
Direct cost of goods sold	33,627	20,829	12,798	61%
Customer equipment and shipping gross loss	$(19,660)	$(16,806)	$(2,854)	$17%

Customer equipment and shipping revenue. Our customer equipment and shipping revenue increased by $9.9 million, or 247%, primarily due to an increase in the number of new customers subscribing to our services. Customer equipment sales increased by $6.0 million, as in the fourth quarter of 2005 we began to offer our direct customers the option of upgrading their customer equipment at the time of customer sign-up for an additional fee. Also, there was additional increased incremental shipping revenue of

$3.9 million related to the increase in new customers and a change of our default shipping option to second day shipping in late February 2006 resulting in higher shipping fees.

Direct cost of goods sold.   The increase in direct cost of goods sold of $12.8 million, or 61%, was due largely to the increase in the number of new customers subscribing to our services, which resulted in additional costs of $10.0 million associated with our provision of customer equipment, as well as increased costs of shipping equipment to customers of $2.8 million, including incremental costs associated with second day shipping.

Selling, General and Administrative
(dollars in thousands)

	Six Months Ended
	June 30,		$	%
	2006	2005	Change	Change
Selling, general and administrative	$118,984	$53,778	$65,206	$121%

Selling, general and administrative.   The increase in selling, general and administrative expenses of $65.2 million, or 121%, was primarily due to an increase in the number of our employees, which grew to 1,602 full time employees at June 30, 2006 from 1,397 at June 30, 2005, and an increase in outsourced labor. This increase resulted in higher wages, employee-related benefits, fees for recruitment of new employees and outsourced labor costs of $34.2 million. On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), and accordingly have recognized $12.6 million of compensation expense for stock-based awards for the six months ended June 30, 2006. As a result of our high turnover among our customer care employees, we have experienced an increase in training and recruiting costs. Also, we experienced an increase in our facility maintenance and other administrative expenses of $8.7 million partially due to the relocation of our headquarters and a slight increase in professional fees of $1.7 million. As we continued to add customers, our credit card fees have increased as well by $5.2 million.

While selling, general and administrative expenses have increased, they have decreased as a percentage of revenue from 54% for the six months ended June 30, 2005 to 45% for the six months ended June 30, 2006.

Marketing
(dollars in thousands)

	Six Months Ended
	June 30,		$	%
	2006	2005	Change	Change
Marketing	$178,452	$117,373	$61,079	$52%

Marketing.   The increase in marketing expense of $61.1 million, or 52%, was primarily due to an increase in television advertising, direct mail campaigns and telemarketing fees of $70.2 million offset by a decrease of $23.7 million in online and radio advertising. We have slightly shifted our focus of advertising to reach out to the mainstream consumer and increase brand awareness, primarily with our television commercials and by sponsoring events such as the Preakness Stakes and World Cup Soccer.

We also had increased costs of $5.3 million for advertising agency fees and $5.9 million for other miscellaneous marketing fees. In addition, we had increased costs of $3.4 million related to our retail channel including costs of advertisements and in-store placement fees as well as activation commissions to retailers.

Depreciation and Amortization
(dollars in thousands)

	Six Months Ended
	June 30,		$	%
	2006	2005	Change	Change
Depreciation and amortization	$10,699	$3,876	$6,823	$176%

Depreciation and amortization.   The increase in depreciation and amortization of $6.8 million, or 176%, was primarily due to an increase in capital expenditures for the continued expansion of our network, system enhancements for customer care and computer equipment for our new employees.

Other Income (Expense)
(dollars in thousands)

	Six Months Ended
	June 30,		$	%
	2006	2005	Change	Change
Interest income	$6,721	$1,914	$4,807	$251%
Interest expense	(9,978)	(1)	(9,977)	*
Other, net	(8)	—	(8)	*
	$(3,265)	$1,913	$(5,178)

Interest income.   The increase in interest income of $4.8 million was primarily due to an increase in cash, cash equivalents and marketable securities from our convertible notes issued in December 2005 and January 2006 and our initial public offering in May 2006.

Interest expense.   The increase in interest expense of $10.0 million was primarily related to interest on our convertible notes that were issued in December 2005 and January 2006.

Net Loss
(dollars in thousands)

	Six Months Ended
	June 30,		$	%
	2006	2005	Change	Change
Net loss	$(159,296)	$(123,625)	$(35,671)	$29%

Because the increases in expenses exceeded the increases in revenues described above, our net loss increased by $35.7 million, or 29%, from $123.6 million for the six months ended June 30, 2005 to $159.3 million for the six months ended June 30, 2006.

Liquidity and Capital Resources

Overview

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2006	2005
	(dollars in thousands)
Net cash used in operating activities	$(118,332)	$(69,918)
Net cash used in investing activities	(187,478)	(95,821)
Net cash provided by financing activities	485,432	193,393

We have incurred significant operating losses since our inception. As a result, we have generated negative cash flows from operations, and have an accumulated deficit of $541.6 million at June 30, 2006. Our primary sources of funds have been proceeds from private placements of our preferred stock, a private placement of our convertible notes, an initial public offering of our common stock, operating revenues and borrowings under notes payable from our principal stockholder and Chairman, which were subsequently converted into shares of our preferred stock. In 2005, we raised proceeds, net of expenses, of $195.7 million from the issuance of preferred stock and raised proceeds, net of expenses, of $240.0 million in December 2005 and January 2006 in a private placement of our convertible notes. In May 2006, we raised $495.6 million in net proceeds from an initial public offering, or IPO, of our common stock. An additional $1.7 million of IPO-related costs remains to be paid. We are using the proceeds from these offerings for working capital and other general corporate purposes, including funding operating losses.

Historically, our principal uses of cash have been to fund operating losses, which were initially driven by start-up costs and the costs of developing our technology and, more recently, have been driven by marketing expense. We anticipate incurring net losses in the future as we seek to grow our customer base, which will require significant marketing expense but we intend to reduce our net loss on a quarterly basis in the future. For 2006, we expect to spend between $360 million and $380 million for marketing expense, compared to $243.4 million in 2005. Because our marketing commitments generally are six weeks or less in duration, we are able to adjust marketing expense relatively quickly if desirable. Therefore, we do not believe our significant and growing marketing expense will impair our liquidity. We believe that revenue and cash on hand will fund our expected marketing expense at least through the end of 2007.

Similarly, we may make expenditures to expand into foreign markets. The associated costs include legal, regulatory and administrative start-up costs, capital expenditures and marketing expense, which result in operating losses. However, the capital expenditures are relatively modest, because our technology platform does not require a significant amount of equipment or software.

Legal, regulatory and administrative start-up costs for new markets in Canada and the United Kingdom have not been material to our overall business, and we do not expect them to be in the future as we enter other new markets. We intend to expand into new markets only when we believe that doing so will not impair our liquidity.

In the future we will have to continue paying quarterly interest on our convertible notes. We may pay this interest in cash or in kind by increasing the principal amount outstanding under the convertible notes. In March 2006, we paid interest in kind of $3.7 million and in June 2006 paid $3.1 million of interest in cash. We will not elect to pay interest in cash on these convertible notes in the future unless we have adequate cash available.

We also have contingent liabilities for state and local sales taxes. As of June 30, 2006, we had a reserve of $12.6 million. If our ultimate liability exceeds this amount, it could have a material adverse effect on us. However, we do not believe it would significantly impair our liquidity.

We expect our cash on hand to fund our net losses and capital expenditures at least through the end of 2007.

To the extent we change our plans, or if our expectations are wrong, we may need to seek additional funding by accessing the equity or debt capital markets. In addition, although we do not currently anticipate any acquisitions, we may need to seek additional funding if an attractive acquisition opportunity is presented to us. However, our significant losses to date may prevent us from obtaining additional funds on favorable terms or at all. Because of our historical net losses and our limited tangible assets, we do not fit traditional credit lending criteria, which, in particular, could make it difficult for us to obtain loans or to access the debt capital markets. For example, we discussed a revolving credit facility with commercial banks in the summer of 2005. As a result of those discussions, we believe most commercial lenders will require us to very significantly reduce our loss from operations before they will lend us money. In addition, the terms of our outstanding convertible notes provide for additional shares to be issued upon conversion if we sell shares of our common stock after our initial public offering at a price that is less than the average trading price of our common stock over the 10-day period prior to any such sale, which might limit our access to the capital markets. Further, the ability to raise additional capital through the issuance of equity securities may be impeded due to the events surrounding our IPO.

Interest will accrue on our convertible notes at a rate of 5% per annum and be payable quarterly in arrears. The interest rate will increase upon certain events, including if we decide to pay interest in kind rather than in cash, upon a failure to comply with the registration rights agreement with the holders of the convertible notes and upon certain events of default. The notes are convertible into shares of our common stock. The convertible notes provide for customary events of default.

Capital expenditures.

Capital expenditures are mainly for the purchase of network equipment and computer hardware as we continue to expand our network. We continue to invest heavily in networking equipment, technology, corporate facilities and information technology infrastructure. We expect our capital expenditures for 2006 to be approximately $50.0 million, of which $9.9 million in leasehold improvements was for the completion of our new headquarters in Holmdel, New Jersey.

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

Cash used in operating activities for the six months ended June 30, 2006 was $118.3 million and consisted of a net loss of $159.3 million, offset by adjustments for non-cash items of $29.0 million and $12.0 million provided by working capital and other activities. Adjustments for non-cash items consisted primarily of depreciation and amortization of $10.7 million, $12.6 million for stock option compensation and $4.2 million for accrued interest primarily for our convertible notes. Working capital activities primarily consisted of a net increase in cash of $15.5 million for accounts payable and accrued expenses primarily related to marketing and inventory of $4.2 million offset by a decrease in cash of $11.7 million for prepaid expenses and $3.3 million for accounts receivable.

Cash used in operating activities for the six months ended June 30, 2005 was $69.9 million resulting from a net loss of $123.6 million, offset by adjustments for non-cash items of $3.5 million and $50.2 million provided by working capital and other activities. Adjustments for non-cash items consisted primarily of $3.9 million for depreciation and amortization. Working capital activities primarily consisted of accounts payable and accrued expenses of $55.8 million which primarily related to the increase in our marketing and payroll expenses.

Cash used in investing activities for the six months ended June 30, 2006 of $187.5 million was attributable to net purchases and sales of marketable securities of $151.7 million and capital expenditures of $29.1 million, $5.2 million for the acquisition of three patents, and an increase in restricted cash of $1.4 million. Cash from our initial public offering in May 2006 and debt offering in December 2005 and January 2006 was invested in marketable securities, pending use to fund our loss from operations.

Cash used in investing activities for the six months ended June 30, 2005 of $95.8 million was attributable to net purchases and sales of marketable securities of $64.3 million offset by capital expenditures of $24.3 million and an increase in restricted cash of $7.2 million.

Cash provided by financing activities for the six months ended June 30, 2006 of $485.4 million was primarily attributable to net proceeds from our initial public offering in May 2006 of $495.6, net of costs, offset by the purchase of treasury stock of

$11.7 million related to customers that committed to purchase our common stock through our Directed Share Program and subsequently defaulted on payment.

Cash provided by financing activities for the six months ended June 30, 2005 of $193.4 million was due primarily to proceeds from our preferred stock offering in April 2005.

Summary of Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in Note 1 to our financial statements. The following describes our critical accounting policies and estimates:

Use of Estimates

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates.

On an ongoing basis, we evaluate our estimates including, the following:

•                 those related to the average period of service to a customer (the “customer relationship period”) used to amortize deferred revenue and deferred customer acquisition costs associated with customer activation;

•                 the useful lives of property and equipment; and

•                 assumptions used for the purpose of determining stock-based compensation using the Black-Scholes option model (“Model”), and on various other assumptions that we believed to be reasonable. The key inputs for this Model are stock price at valuation date, strike price for the option, the dividend yield, risk-free interest rate, life of option in years and volatility.

We base our estimates on historical experience, available market information, appropriate valuation methodologies, and on various other assumptions that we believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Revenue Recognition

Operating revenues consist of telephony services revenue and customer equipment (which enables our telephony services) and shipping revenue. The point in time at which revenue is recognized is determined in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, and Emerging Issues Task Force Consensus No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).

Substantially all of our operating revenues are telephony services revenue, which is derived primarily from monthly subscription fees that customers are charged under our service plans. We also derive telephony services revenue from per minute fees for international calls and for any calling minutes in excess of a customer’s monthly plan limits. Monthly subscription fees are automatically charged to customers’ credit cards in advance and are recognized over the following month when services are provided. Revenue generated from international calls and from customers exceeding allocated call minutes under limited minute plans are recognized as services are provided, that is, as minutes are used, and are billed to a customer’s credit card in arrears. As a result of our multiple billing cycles each month, we estimate the amount of revenue earned from international calls and from customers exceeding allocated call minutes under limited minute plans but not billed from the end of each billing cycle to the end of each reporting period. These estimates are based primarily upon historical minutes and have been consistent with our actual results.

We also generate revenue by charging a fee for activating service. Through June 2005, we charged an activation fee to customers in the direct channel. Beginning in July 2005, we also began charging an activation fee in the retail channel. Customer activation fees, along with the related customer acquisition amounts for customer equipment in the direct channel and for rebates and retailer commissions in the retail channel up to but not exceeding the activation fee, are deferred and amortized over the estimated average customer relationship period. The amortization of deferred customer equipment is recorded to direct cost of goods sold. The amortization of deferred rebates is recorded as a reduction to telephony services revenue. The amortization of deferred retailer commissions is recorded as marketing expense. Through December 31, 2004, this estimated customer relationship period was deemed to be 30 months based upon comparisons to other telecommunications companies as we did not have an operating history. For 2005, the estimated customer relationship period was reevaluated based upon our experience and determined to be 60 months. We have applied the 60-month customer relationship period on a prospective basis beginning January 1, 2005. For 2006, we have confirmed that the customer relationship period should be 60 months.

We also provide rebates to customers who purchase their customer equipment from retailers and satisfy minimum service period requirements. These rebates in excess of activation fees are recorded as a reduction of revenue over the service period based upon the estimated number of customers that will ultimately earn and claim the rebates.

Inventory

Inventory consists of the cost of customer equipment and is stated at the lower of cost or market, with cost determined using the average cost method. We provide an inventory allowance for customer equipment that has been returned by customers but may not be able to be re-issued to new customers or returned to the manufacturer for credit.

Income Taxes

We recognize deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using tax rates in effect for the year the differences are expected to reverse. We have recorded a valuation allowance on the assumption that we will not generate taxable income.

Net Operating Loss Carryforwards

As of June 30, 2006, we had net operating loss carryforwards for U.S. federal and state tax purposes of $448.3 million and $434.2 million, respectively, expiring at various times from years ending 2020 through 2026. In addition, we have net operating loss carryforwards for Canadian tax purposes of $32.2 million expiring through 2013. We also have net operating loss carryforwards for United Kingdom tax purposes of $10.7 million with no expiration date.

Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change of control net operating loss carry forward and other pre-change tax attributes against its post-change income may be limited. The Section 382 limitation is applied annually so as to limit the use of our pre-change net operating loss carry forwards to an amount that generally equals the value of our stock immediately before the ownership change multiplied by a designated federal long-term tax-exempt rate. In addition, we may be able to increase the base Section 382 limitation amount during the first five years following the ownership change to the extent we realize built-in gains during that time period. A built-in gain generally is gain or income attributable to an asset that was held at the date of the ownership change and that had a fair market value in excess of the tax basis at the date of the ownership change. Section 382 provides that any unused Section 382 limitation amount can be carried forward and aggregated with the following year’s available net operating losses. Due to the cumulative impact of our equity issuances over the past three years, a change of ownership occurred upon the issuance of our Series E Preferred Stock at the end of April 2005. As a result, $171.1 million of the total U.S net operating losses will be subject to an annual base limitation of $39.4 million. As noted above, we believe we may be able to increase the base Section 382 limitation for built-in gains during the first five years following the ownership change.

We are currently conducting research to evaluate the impact of Section 382 in relation to our initial public offering consummated on May 30, 2006. The results of which may indicate a further limitation on the utilization of the $277.2 million in domestic net operating losses accumulated since our Series E preferred stock issuance in April 2005.

Stock Based Compensation

Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25, as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or SFAS 123. Under the intrinsic value method, no stock-based compensation expense for employee stock options had been recognized in our results of operations in prior periods unless the exercise price of the stock options granted to employees and directors was less than the fair market value of the underlying common stock at the date of grant. In accordance with the modified prospective transition method that we used in adopting SFAS 123(R), the consolidated financial statements prior to 2006 have not been restated to reflect, and do not include, the possible impact of SFAS 123(R).

Recent Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Earlier application is permitted as long as the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year. We believe the adoption of FIN 48 will not have a material effect on our consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in currency exchange rates and interest rates.

Foreign Exchange Risk

Our exposure to foreign currency transaction gains and losses is the result of certain net receivables due from our foreign subsidiaries and customers being denominated in currencies other than the U.S. dollar, primarily the British Pound, the Euro, and the Canadian Dollar. Our foreign subsidiaries conduct their businesses in local currency.

Interest Rate Risk

We invest in a variety of securities, consisting primarily of investments in interest-bearing demand deposit accounts with financial institutions, tax-exempt money market funds and highly liquid debt securities of corporations and municipalities. By policy, we limit the amount of credit exposure to any one issuer.

Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. Due in part to these factors, our income from investments may decrease in the future.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Section 404 compliance project.

Beginning with the year ending December 31, 2007, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include management’s report on our internal control over financial reporting in our Annual Report on Form 10-K. The internal control report must contain (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not our internal control over financial reporting is effective, and (4) a statement that our registered independent public accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting.

In order to achieve compliance with Section 404 within the prescribed period, management has commenced a Section 404 compliance project under which management has engaged outside consultants and adopted a detailed project work plan to assess the adequacy of our internal control over financial reporting, remediate any control deficiencies that may be identified, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting.

Except as described above, during the fiscal quarter ended June 30, 2006, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1.            Legal Proceedings

IPO Litigations.   During June 2006, Vonage, several of our officers and directors, and the firms who served as the underwriters in our initial public offering (“IPO”) were named as defendants in Lang v. Vonage Holdings Corp. et al., a purported class action lawsuit filed in the United States District Court for the District of New Jersey. Subsequently, several similar purported class action lawsuits were filed.

The complaints assert claims under the federal securities laws on behalf of a professed class consisting of all those who were allegedly damaged as a result of acquiring our common stock in connection with our IPO. The complaints allege, among other things, that we omitted and/or misstated certain facts concerning the IPO’s Customer Directed Share Program. Some complaints also allege the IPO prospectus contained misrepresentations or omissions concerning certain of our products and/or the prior experience of some of our management. We expect the complaints to be consolidated at some time in the future.

On July 14, 2006, Vonage and the firms who served as the underwriters in our IPO were named as defendants in a separate lawsuit filed in the United States District Court for the District of New Jersey (Norsworthy v. Vonage Holdings Corp. et al.). This purported class action lawsuit asserts state law breach of contract and negligence claims relating to the alleged inability of participants’ in our Customer Directed Share Program to trade their shares after the IPO.

Although we believe that we and the individual defendants have meritorious defenses to the claims made in each of the aforementioned complaints and intend to contest each lawsuit vigorously, an adverse resolution of any of the lawsuits may have a material adverse effect on our financial position and results of operations in the period in which the lawsuits are resolved. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuits.

Verizon.   On June 12, 2006, a lawsuit was filed against us and our subsidiary Vonage America Inc., or Vonage America by Verizon Services Corp. and Verizon Laboratories Inc., or collectively, Verizon in the United States District Court for the Eastern District of Virginia. Verizon alleges that we have infringed seven patents in connection with providing VoIP services. Verizon seeks injunctive relief, compensatory and treble damages and attorney’s fees. We have not yet filed our answer to this litigation. We believe that we have meritorious defenses against the claims asserted by Verizon, and intend to vigorously defend the lawsuit.

Klausner Technologies.   On July 10, 2006, a lawsuit was filed against us and Vonage America by Klausner Technologies, Inc., or Klausner, in the United States District Court for the Eastern District of Texas. Klausner alleges that we have infringed one of its patents with voice mail technology. Klausner seeks injunctive relief, compensatory and treble damages and attorney’s fees. We have not yet filed an answer to this litigation. We believe that we have meritorious defenses against the claims asserted by Klausner, and intend to vigorously defend the lawsuit.

New Jersey State Attorney General Proceeding.   In June 2006, we entered into an Assurance of Voluntary Compliance with the state attorney general of the State of New Jersey to resolve the issues in controversy without admitting any violation of law.

State Attorney General Proceedings.   As we disclosed in our Registration Statement on Form S-1, several state attorneys general had initiated investigations and, in two states, had commenced litigation concerning our marketing disclosures and advertising. We were cooperating with those investigations and pursuing joint settlement negotiations with the attorneys general of Florida, Illinois, Massachusetts, Texas and Michigan and separate negotiations with the attorney general of Connecticut. In July 2006 we reached an agreement in principle to settle the litigation with the state attorney general of Texas, and the investigations being conducted by the state attorneys general of Florida, Illinois, Massachusetts and Michigan. This agreement in principle is subject to finalizing the documentation memorializing the settlement and executing of such settlement documentation.

Item 1A.         Risk Factors

The following discussion includes one risk factor (“We are currently subject to securities class action litigation, the unfavorable outcome of which might have a material adverse effect on our financial condition, results of operations and cash flows”) that reflects an addition to the risk factors included in our Registration Statement on Form S-1, as amended. In addition, the following three risk factors ((i)”We may be required to contribute to the Universal Service Fund, increasing our cost of providing services. If we collect those contributions from our customers, the cost advantage we offer customers would be reduced,” (ii)”There is no existing market for our common stock, and we do not know if one will develop that will provide you with adequate liquidity. You may not be able to resell our common stock at or above the initial public offering price,” and (iii)”As a new investor, you will experience immediate and substantial dilution”) were deleted from such risk factors. The following description includes any material changes to and supersedes the description of the risk factors previously disclosed in our Registration Statement on Form S-1, as amended.

Risks Related to Our Business and Industry

We have incurred increasing quarterly losses since our inception, and we expect to continue to incur losses in the future.

We have incurred losses since our inception, and we expect to continue to incur losses in the future. For the period from our inception through June 30, 2006, our accumulated deficit was $541.6 million. Our quarterly net losses generally have increased each quarter from our inception through the quarter ended June 30, 2006, for which our net loss was $74.1 million. Initially, our net losses were driven principally by start-up costs and the costs of developing our technology. More recently, our net losses have been driven principally by marketing expense, which was $90.2 million for the three months ended June 30, 2006. In order to grow our revenue and customer base, we have chosen to increase our marketing expenditures significantly. In addition, we plan to continue to invest in research and development and customer care. We are pursuing growth, rather than profitability, in the near term to capitalize on the current expansion of the broadband and VoIP markets and enhance the future value of our company. Although we believe we will achieve profitability in the future utilizing this strategy, we ultimately may not be successful and we may never achieve profitability. In the past, we projected that we would generate net income during future periods, but then generated a net loss. We intend to continue to increase our marketing expense, and we may continue to generate net losses for the foreseeable future. In addition, we will always be required to incur some marketing expense in order to replace customers who terminate our service, or “churn.” Further, marketing expense is not the only factor that may contribute to our net losses. For example, interest expense on our convertible notes of at least $12.7 million annually will contribute to our net losses. As a result, even if we significantly reduce our marketing expense, we may continue to incur net losses.

If we are unable to compete successfully, we could lose market share and revenue.

The telecommunications industry is highly competitive. We face intense competition from traditional telephone companies, wireless companies, cable companies and alternative voice communication providers. Our principal competitors are the traditional telephone service providers, namely AT&T, Inc. (formerly SBC Communications Inc.), BellSouth Corp., Citizens Communications Corp., Qwest Communications International Inc. and Verizon Communications, Inc., which provide telephone service based on the public switched telephone network. Some of these traditional providers also have added or are planning to add VoIP services to their existing telephone and broadband offerings. We also face, or expect to face, competition from cable companies, such as Cablevision Systems Corp., Charter Communications, Inc., Comcast Corporation, Cox Communications, Inc. and Time Warner Cable (a division of Time Warner Inc.), which have added or are planning to add VoIP services to their existing cable television, voice and broadband offerings. Further, wireless providers, including Cingular Wireless LLC, Sprint Nextel Corporation, T-Mobile USA Inc. and Verizon Wireless, offer services that some customers may prefer over wireline service. In the future, as wireless companies offer more minutes at lower prices, their services may become more attractive to customers as a replacement for wireline service. Some of these providers may be developing a dual mode phone that will be able to use VoIP where broadband access is available and cellular phone service elsewhere, which will pose additional competition to our offerings.

Most traditional wireline and wireless telephone service providers and cable companies are substantially larger and better capitalized than we are and have the advantage of a large existing customer base. Because most of our target customers are already purchasing communications services from one or more of these providers, our success is dependent upon our ability to attract target customers away from their existing providers. Until recently, our target market has been composed largely of early adopters, or people who tend to seek out new technologies and services. Attracting customers away from their existing providers will become more difficult as the early adopter market becomes saturated and mainstream customers make up more of our target market. In addition, these competitors could focus their substantial financial resources to develop competing technology that may be more attractive to potential customers than what we offer. Our competitors’ financial resources may allow them to offer services at prices below cost or even for free in order to maintain and gain market share or otherwise improve their competitive positions. Our competitors also could use their greater financial resources to offer VoIP services with more attractive service packages that include on-site installation and more robust customer service. In addition, because of the other services our competitors provide, they may choose to offer VoIP services as part of a bundle that includes other products, such as video, high speed Internet access and wireless telephone service, which we do not offer. This bundle may enable our competitors to offer VoIP service at prices with which we may not be able to compete or to offer functionality that integrates VoIP service with their other offerings, both of which may be more desirable to consumers. Any of these competitive factors could make it more difficult for us to attract and retain customers, cause us to lower our prices in order to compete and reduce our market share and revenues.

We also compete against established alternative voice communication providers, such as Skype (a service of eBay Inc.), and face competition from other large, well-capitalized Internet companies, such as America Online, Inc., Google Inc., Microsoft Corporation and Yahoo! Inc., which have recently launched or plan to launch VoIP-enabled instant messaging services. In addition, we compete with independent VoIP service providers. Some of these service providers may choose to sacrifice revenue in order to gain market share and have offered their services at lower prices or for free. In order to compete with such service providers, we may have to significantly reduce our prices, which would delay or prevent our profitability.

Decreasing telecommunications prices may cause us to lower our prices to remain competitive, which could delay or prevent our future profitability.

Currently, our prices are lower than those of many of our competitors for comparable services. However, domestic and international telecommunications prices have decreased significantly over the last few years, and we anticipate that prices will continue to decrease. Users who select our service offerings to take advantage of our prices may switch to another service provider as the difference between prices diminishes or disappears, and we may be unable to use our price as a distinguishing feature to attract new customers in the future. Such competition or continued price decreases may require us to lower our prices to remain competitive, may result in reduced revenue, a loss of customers or a decrease in our subscriber line growth and may delay or prevent our future profitability.

If VoIP technology fails to gain acceptance among mainstream consumers, our ability to grow our business will be limited.

The market for VoIP services is rapidly evolving. We currently generate most of our revenue from the sale of VoIP services and related products to residential customers. Revenue generated from sales to residential customers will continue to account for most of our revenue for the foreseeable future. We believe that a significant portion of our residential customers are early adopters of VoIP technology. However, in order for our business to continue to grow and to become profitable, VoIP technology must gain acceptance among mainstream consumers, who tend to be less technically knowledgeable and more resistant to new technology services. Because potential VoIP customers need to connect additional hardware not required for the use of traditional telephone service, mainstream consumers may be reluctant to use our service. We have increased our focus on more mainstream customers and have added advertising in media with a broader reach, such as television, to enhance our brand awareness. However, if mainstream consumers choose not to adopt our technology, our ability to grow our business will be limited.

Certain aspects of our service are not the same as traditional telephone service, which may limit the acceptance of our services by mainstream consumers and our potential for growth.

Certain aspects of our service are not the same as traditional telephone service. Our continued growth is dependent on the adoption of our services by mainstream customers, so these differences are becoming increasingly important. For example:

•                  Both our new E-911 and emergency calling services are different, in significant respects, from the 911 service associated with traditional wireline and wireless telephone providers and, in certain cases, with other VoIP providers.

•                  Our customers may experience lower call quality than they are used to from traditional wireline telephone companies, including static, echoes and delays in transmissions.

•                  Our customers may experience higher dropped-call rates than they are used to from traditional wireline telephone companies.

•                  Customers who obtain new phone numbers from us do not appear in the phone book and their phone numbers are not available through directory assistance services offered by traditional telephone companies.

•                  Our customers cannot accept collect calls.

•                  In the event of a power loss or Internet access interruption experienced by a customer, our service is interrupted. Unlike some of our competitors, we have not installed batteries at customer premises to provide emergency power for our customers’ equipment if they lose power, although we do have backup power systems for our network equipment and service platform.

If customers do not accept the differences between our service and traditional telephone service, they may choose to remain with their current telephone service provider or may choose to return to service provided by traditional telephone companies.

Our emergency and new E-911 calling services are different from those offered by traditional wireline telephone companies and may expose us to significant liability.

Both our emergency calling service and our new E-911 calling service are different, in significant respects, from the emergency calling services offered by traditional wireline telephone companies. In each case, those differences may cause significant delays, or even failures, in callers’ receipt of the emergency assistance they need.

Traditional wireline telephone companies route emergency calls over a dedicated infrastructure directly to an emergency services dispatcher at the public safety answering point, or PSAP, in the caller’s area. Generally, the dispatcher automatically receives the caller’s phone number and actual location information. While our new E-911 service being deployed in the United States is designed to route calls in a fashion similar to traditional wireline services, our new E-911 capabilities are not yet available in all locations. In addition, the only location information that our E-911 service can transmit to a dispatcher at a PSAP is the information that our customers have registered with us. A customer’s registered location may be different from the customer’s actual location at the time of the call because customers can use their Vonage-enabled devices to make calls almost anywhere a broadband connection is available.

We are currently deploying E-911 service that is comparable to the emergency calling services provided to customers of traditional wireline telephone companies in the same area. For those customers located in an E-911 area, emergency calls are routed, subject to the limitations discussed below, directly to an emergency services dispatcher at the PSAP in the area of the customer’s registered location. The dispatcher will have automatic access to the customer’s telephone number and registered location information. However, if a customer places an emergency call using the customer’s Vonage-enabled device in a location different from the one registered with us, the emergency call will be routed to a PSAP in the customer’s registered location, not the customer’s actual location at the time of the call. Every time a customer moves his or her Vonage-enabled device to a new location, the customer’s registered location information must be updated and verified. Until that takes place, the customer will have to verbally advise the emergency dispatcher of his or her actual location at the time of the call and wait for the call to be transferred, if possible, to the appropriate local emergency response center before emergency assistance can be dispatched.

In some cases, even under our new 911 service, emergency calls may be routed to a PSAP in the area of the customer’s registered location, but such PSAP will not be capable of receiving our transmission of the caller’s registered location information and, in some cases, the caller’s phone number. Where the emergency call center is unable to process the information, the caller is provided a service that is similar to the basic 911 services offered to some wireline telephone customers. In these instances, the emergency caller may be required to verbally advise the operator of their location at the time of the call and, in some cases, a call back number so that the call can be handled or forwarded to an appropriate emergency dispatcher.

The emergency calls of customers located in areas where we are currently unable to provide either E-911 or the basic 911 described above are supported by a national call center that is run by a third-party provider and operates 24 hours a day, seven days a week. In these cases, a caller must provide the operator with his or her physical location and call back number. The operator will then coordinate connecting the caller to the appropriate PSAP or emergency services provider. Our E-911 service does not support the calls of our WiFi phone, SoftPhone users and recently deployed V-phone. The emergency calls of our WiFi phone, SoftPhone users and V-phone are supported by the national call center.

If one of our customers experiences a broadband or power outage, or if a network failure were to occur, the customer will not be able to reach an emergency services provider.

Delays our customers encounter when making emergency services calls and any inability of the answering point to automatically recognize the caller’s location or telephone number can have devastating consequences. Customers have attempted, and may in the future attempt, to hold us responsible for any loss, damage, personal injury or death suffered as a result. Some traditional phone companies also may be unable to provide the precise location or the caller’s telephone number when their customers place emergency calls. However, traditional phone companies are covered by legislation exempting them from liability for failures of emergency calling services and we are not. This liability could be significant. In addition, we have lost, and may in the future lose, existing and prospective customers because of the limitations inherent in our emergency calling services. Any of these factors could cause us to lose revenues, incur greater expenses or cause our reputation or financial results to suffer.

Flaws in our technology and systems could cause delays or interruptions of service, damage our reputation, cause us to lose customers and limit our growth.

Although we have designed our service network to reduce the possibility of disruptions or other outages, our service may be disrupted by problems with our technology and systems, such as malfunctions in our software or other facilities and overloading of our network. Our customers have experienced interruptions in the past and may experience interruptions in the future as a result of these types of problems. Interruptions have in the past and may in the future cause us to lose customers and offer substantial customer credits, which could adversely affect our revenue and profitability. For example, during 2005 our service was significantly impaired on two separate occasions. In March 2005, a problem during a software upgrade to our call processing system caused most of our customers to experience intermittent service for several hours. In August 2005, one of our third-party carriers experienced an outage of approximately 90 seconds, which caused a failure in some of our gateways. As a result, during a period of several hours, approximately two out of three outbound calls from our customers to the public switched telephone network experienced an “all circuits busy” condition. We have since had other outages that affected smaller groups of customers at various times. In addition, because our systems and our customers’ ability to use our services are Internet-dependent, our services may be subject to “hacker attacks” from the Internet, which could have a significant impact on our systems and services. If service interruptions adversely affect the perceived reliability of our service, we may have difficulty attracting and retaining customers and our brand reputation and growth may suffer.

Our ability to provide our service is dependent upon third-party facilities and equipment, the failure of which could cause delays or interruptions of our service, damage our reputation, cause us to lose customers and limit our growth.

Our success depends on our ability to provide quality and reliable service, which is in part dependent upon the proper functioning of facilities and equipment owned and operated by third parties and is, therefore, beyond our control. Unlike traditional wireline telephone service or wireless service, our service requires our customers to have an operative broadband Internet connection and an electrical power supply, which are provided by the customer’s Internet service provider and electric utility company, respectively, and not by us. The quality of some broadband Internet connections may be too poor for customers to use our services properly. In addition, if there is any interruption to a customer’s broadband Internet service or electrical power supply, that customer will be unable to make or receive calls, including emergency calls, using our service. We also outsource several of our network functions to third-party providers. For example, we outsource the maintenance of our regional data connection points, which are the facilities at which our network interconnects with the public switched telephone network. If our third-party service providers fail to maintain these facilities properly, or fail to respond quickly to problems, our customers may experience service interruptions. Our customers have experienced such interruptions in the past and will experience interruptions in the future. In addition, our new E-911 service is currently dependent upon several third-party providers. Interruptions in service from these vendors could cause failures in our customers’ access to E-911 services. Interruptions in our service caused by third-party facilities have in the past caused and may in the future cause us to lose customers, or cause us to offer substantial customer credits, which could adversely affect our revenue and profitability. If interruptions adversely affect the perceived reliability of our service, we may have difficulty attracting new customers and our brand, reputation and growth will be negatively impacted.

We may not be able to maintain adequate customer care during periods of growth or in connection with our addition of new and complex Vonage-enabled devices, which could adversely affect our ability to grow and cause our financial results to be negatively impacted.

Good customer care is important to acquiring and retaining customers. In the recent past, we have not been able to expand our customer care operations quickly enough to meet the needs of our greatly increased customer base, and the quality of our customer care has suffered. For example, in the first quarter of 2006, our customers experienced longer than acceptable hold times when they called us for assistance. In the second quarter of 2006, our average monthly customer churn rate increased to 2.3% from 2.1% in the prior quarter and in the short-term may continue to increase. We believe this increase was due to our rapid growth and inability to hire enough qualified customer care employees which led to less than satisfactory customer care during these quarters. In the future, as we broaden our Vonage-enabled device offerings and our customers build increasingly complex home networking environments, we will face additional challenges in training our customer care staff. We face a high turnover rate among our customer care employees. We continue to hire and train customer care representatives at a rapid rate in order to meet the needs of our growing customer base. If we are unable to hire, train and retain sufficient personnel to provide adequate customer care, we may experience slower growth, increased costs and higher churn levels, which would cause our financial results to be negatively impacted.

If we are unable to improve our process for local number portability provisioning, our growth may be negatively impacted.

We support local number portability for our customers, which allow our customers to retain their existing telephone numbers when subscribing to our services. Transferring numbers is a manual process that in the past could have taken us 20 business days or longer, although we have taken steps to automate this process to reduce the delay. A new Vonage customer must maintain both Vonage service and the customer’s existing telephone service during the transferring process. By comparison, transferring wireless telephone numbers among wireless service providers generally takes several hours, and transferring wireline telephone numbers among traditional wireline service providers generally takes a few days. The additional delay that we experience is due to our reliance on the telephone company from which the customer is transferring and to the lack of full automation in our process. Further, because we are not a regulated telecommunications provider, we must rely on the telephone companies, over whom we have no control, to transfer numbers. We also rely on two third parties who have contractual obligations to us to facilitate the transfer of customers’ telephone numbers. Local number portability is considered an important feature by many potential customers, and if we fail to reduce related delays, we may experience increased difficulty in acquiring new customers.

A higher rate of customer terminations would negatively impact our business by reducing our revenue or requiring us to spend more money to grow our customer base.

Our rate of customer terminations, or average monthly customer churn, was 2.3% for the three months ended June 30, 2006. During those three months, approximately 101,365 of our customers terminated. Our churn rate could increase in the future if customers are not satisfied with our service. Other factors, including increased competition from other providers, also influence our churn rate.

Because of churn, we have to acquire new customers on an ongoing basis just to maintain our existing level of customers and revenues. As a result, marketing expense is an ongoing requirement of our business. If our churn rate increases, we will have to acquire even more new customers in order to maintain our existing revenues. We incur significant costs to acquire new customers, and those costs are an important factor in determining our net losses and achieving future profitability. Therefore, if we are unsuccessful in retaining customers or are required to spend significant amounts to acquire new customers beyond those budgeted, our revenue could decrease and our net losses could increase.

We may require significant capital to pursue our growth strategy, but we may not be able to obtain additional financing on favorable terms or at all.

We intend to continue spending substantial amounts on marketing and product development in order to grow our business. Although we believe we will achieve profitability in the future utilizing this strategy, we may need to obtain additional financing to respond to new competitive pressures or to respond to opportunities to acquire complementary businesses or technologies. Our significant losses to date may prevent us from obtaining additional funds on favorable terms or at all. For the three months ended June 30, 2006, we recorded a net loss of $74.1 million. Because of these losses and our limited tangible assets, we do not fit traditional credit lending criteria, which, in particular, could make it difficult for us to obtain loans or to access the capital markets. For example, we discussed a revolving credit facility with commercial banks in the summer of 2005. As a result of those discussions, we believe most commercial lenders will require us to very significantly reduce our loss from operations before they will lend us money. In addition, the terms of our outstanding convertible notes provide for additional shares to be issued upon conversion if we sell shares of our common stock at a price that is less than the average trading price of our common stock over the 10-day period prior to any such sale, which might further limit our access to the capital markets. Finally, our ability to raise additional capital through the issuance of equity securities may be impaired due to the events surrounding our IPO. A failure to obtain additional financing could adversely affect our ability to grow and maintain our business.

As a result of being a public company, we incur increased costs that may place a strain on our resources or divert our management’s attention from other business concerns.

As a public company, we incur additional legal, accounting and other expenses that we did not incur as a private company. The Exchange Act requires us to file annual, quarterly and current reports with respect to our business and financial condition, which requires us to incur legal and accounting expenses. The Sarbanes-Oxley Act requires us to maintain effective disclosure controls and procedures and internal controls for financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight are required. We expect the corporate governance rules and regulations of the SEC and the New York Stock Exchange will increase our legal and financial compliance costs and make some activities more time consuming and costly. These requirements may place a strain on our systems and resources and may divert our management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations. In addition, we are hiring and will continue to hire additional legal, accounting and financial staff with appropriate public company experience and technical accounting knowledge, which will increase our operating expenses in future periods.

Our rapid growth has placed substantial demands on our management and operations. If we fail to hire and train additional personnel or improve our controls and procedures to respond to this growth, our business, operating results and financial position could be harmed.

Our business and operations have expanded rapidly since our inception in May 2000. For example, during the 18 months ended June 30, 2006, the number of our employees more than doubled, growing from 648 to 1,602, and we experienced high turnover among our customer care employees. To support our expanded customer base effectively and meet our growth objectives for the future, we must continue to successfully hire, train, motivate and retain our employees. We expect that significant further expansion will be necessary. In addition, in order to manage our expanded operations, we will need to continue to improve our management, operational and financial controls and our reporting systems and procedures. All of these measures will require significant expenditures and will demand the attention of management. If we are not able to hire, train and retain the necessary personnel, or if these operational and reporting improvements are not implemented successfully, we may have to make significant additional expenditures and further draw management attention away from running our business to address these issues. The quality of our services could suffer, which could negatively affect our brand, operating results and financial position.

Because much of our potential success and value lies in our use of internally developed systems and software, if we fail to protect them, it could negatively affect us.

Our ability to compete effectively is dependent in large part upon the maintenance and protection of systems and software that we have developed internally. While we have several pending patent applications, we cannot patent much of the technology that is important to our business. In addition, our pending patent applications may not be successful. To date, we have relied on copyright, trademark and trade secret laws, as well as confidentiality procedures and licensing arrangements, to establish and protect our rights to this technology. We typically enter into confidentiality or license agreements with our employees, consultants, customers and vendors in an effort to control access to and distribution of technology, software, documentation and other information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use this technology without authorization. Policing unauthorized use of this technology is difficult. The steps we take may not prevent misappropriation of the technology we rely on. In addition, effective protection may be unavailable or limited in some jurisdictions outside the United States, Canada and the United Kingdom. Litigation may be necessary in the future to enforce or protect our rights or to determine the validity and scope of the rights of others. That litigation could cause us to incur substantial costs and divert resources away from our daily business, which in turn could materially adversely affect our business.

We are currently subject to securities class action litigations, the unfavorable outcome of which might have a material adverse effect on our financial condition, results of operations and cash flows.

A number of putative class action lawsuits have been filed against us, certain of our officers and directors, and the lead underwriters of our recent initial public offering, alleging, among other things, securities laws violations. We expect these complaints to be consolidated at some time in the future and intend to contest vigorously each lawsuit. We cannot, however, determine the outcome or resolution of these claims or the timing for their resolution. In addition to the expense and burden incurred in defending this litigation and any damages that we may suffer, our management’s efforts and attention may be diverted from the ordinary business operations in order to address these claims. If the final resolution of this litigation is unfavorable to us, our financial condition, results of operations and cash flows may be materially adversely affected if our existing insurance coverage is unavailable or inadequate to resolve the matter.

We may be subject to damaging and disruptive intellectual property litigation.

We have been named as a defendant in several suits currently pending that relate to alleged patent infringement as we have disclosed in our Registration Statement on Form S-1 and this quarterly report on Form 10-Q. In addition, we have been subject to other infringement claims in the past and may be subject to infringement claims in the future. We may be unaware of filed patent applications and issued patents that could relate to our products and services. Intellectual property litigation could:

•                  be time-consuming and expensive;

•                  divert attention and resources away from our daily business;

•                  impede or prevent delivery of our products and services; and

•                  require us to pay significant royalties, licensing fees and damages.

Parties making claims of infringement may be able to obtain injunctive or other equitable relief that could effectively block our ability to provide our services and could cause us to pay substantial damages. In the event of a successful claim of infringement, we may need to obtain one or more licenses from third parties, which may not be available at a reasonable cost, if at all. The defense of any lawsuit could result in time-consuming and expensive litigation, regardless of the merits of such claims, and could also result in damages, license fees, royalty payments and restrictions on our ability to provide our services, any of which could harm our business.

Future disruptive new technologies could have a negative effect on our businesses.

VoIP technology, which our business is based upon, did not exist and was not commercially viable until relatively recently. VoIP technology is having a disruptive effect on traditional telephone companies, whose businesses are based on other technologies. We also are subject to the risk of future disruptive technologies. If new technologies develop that are able to deliver competing voice services at lower prices, better or more conveniently, it could have a material adverse effect on us.

We are dependent on a small number of individuals, and if we lose key personnel upon whom we are dependent, our business will be adversely affected.

Many of the key responsibilities of our business have been assigned to a relatively small number of individuals. Our future success depends to a considerable degree on the vision, skills, experience and effort of our senior management, including Jeffrey Citron, our founder, Chairman and Chief Strategist, Michael Snyder, our Chief Executive Officer, John Rego, our Chief Financial Officer, and Louis Mamakos, our Chief Technology Officer. We may add additional senior personnel in the future.

If we lose the services of any of our key employees, or if members of our management team do not work well together, it would have an adverse effect on our business. In particular, Mr. Citron has been the driving force in the development of our business to date, and he will continue to be in charge of our overall strategy and be closely involved with our technology and other aspects of our business. However, Mr. Citron could decide to resign as our Chairman and Chief Strategist, which could have a material adverse effect on us.

The past background of our founder, Chairman and Chief Strategist, Jeffrey A. Citron, may adversely affect our ability to enter into business relationships and may have other adverse effects on our business.

Prior to joining Vonage, Mr. Citron was associated with Datek Securities Corporation and Datek Online Holdings Corp., including as an employee of, and consultant for, Datek Securities and, later, as one of the principal executive officers and largest stockholders of Datek Online. Datek Online, which was formed in early 1998 following a reorganization of the Datek business, was a large online brokerage firm. Datek Securities was a registered broker-dealer that engaged in a number of businesses, including proprietary trading and order execution services. During a portion of the time Mr. Citron was associated with Datek Securities, the SEC alleged that Datek Securities, Mr. Citron and other individuals participated in an extensive fraudulent scheme involving improper use of the Nasdaq Stock Market’s Small Order Execution System, or SOES. Datek Securities (through its successor iCapital Markets LLC), Mr. Citron and other individuals entered into settlements with the SEC in 2002 and 2003, which resulted in extensive fines, bans from future association with securities brokers or dealers and enjoinments against future violations of certain

U.S. securities laws. The NASD previously had imposed disciplinary action against Datek Securities, Mr. Citron and other individuals in connection with alleged violations of the rules and regulations regarding the SOES.

There is a risk that some third parties will not do business with us, that some prospective investors will not purchase our securities or that some customers may be wary of signing up for service with us as a result of allegations against Mr. Citron and his past SEC and NASD settlements. We believe that some financial institutions and accounting firms have declined to enter into business relationships with us in the past, at least in part because of these matters. Other institutions and potential business associates may not be able to do business with us because of internal policies that restrict associations with individuals who have entered into SEC and NASD settlements. While we believe that these matters have not had a material impact on our business, they may have a greater impact on us when we become a public company, including by adversely affecting our ability to enter into commercial relationships with third parties that we need to effectively and competitively grow our business. Further, should Mr. Citron in the future be accused of, or be shown to have engaged in, additional improper or illegal activities, the impact of those accusations or the potential penalties from such activities could be exacerbated because of the matters discussed above. If any of these risks were to be realized, there could be a material adverse effect on our business or the market price of our common stock.

Regulation of VoIP services is developing and therefore uncertain, and future legislative, regulatory or judicial actions could adversely impact our business and expose us to liability.

Our business has developed in an environment largely free from government regulation. However, the United States and other countries have begun to assert regulatory authority over VoIP and are continuing to evaluate how VoIP will be regulated in the future. Both the application of existing rules to us and our competitors and the effects of future regulatory developments are uncertain.

Future legislative, judicial or other regulatory actions could have a negative effect on our business. If we become subject to the rules and regulations applicable to telecommunications providers in individual states, we may incur significant litigation and compliance costs, and we may have to restructure our service offerings, exit certain markets or raise the price of our services, any of which could cause our services to be less attractive to customers. In addition, future regulatory developments could increase our cost of doing business and limit our growth.

Our international operations are also subject to regulatory risks, including the risk that regulations in some jurisdictions will prohibit us from providing our services cost-effectively or at all, which could limit our growth. Currently, there are several countries where regulations prohibit us from offering service. In addition, because customers can use our services almost anywhere that a broadband Internet connection is available, including countries where providing VoIP services is illegal, the governments of those countries may attempt to assert jurisdiction over us, which could expose us to significant liability and regulation.

The success of our business relies on customers’ continued and unimpeded access to broadband service. Providers of broadband services may be able to block our services or charge their customers more for also using our services, which could adversely affect our revenue and growth.

Our customers must have broadband access to the Internet in order to use our service. Some providers of broadband access may take measures that affect their customers’ ability to use our service, such as degrading the quality of the data packets we transmit over their lines, giving those packets low priority, giving other packets higher priority than ours, blocking our packets entirely or attempting to charge their customers more for also using our services.

It is not clear whether suppliers of broadband Internet access have a legal obligation to allow their customers to access and use our service without interference. As a result of recent decisions by the U.S. Supreme Court and the FCC, providers of broadband services are subject to relatively light regulation by the FCC. Consequently, federal and state regulators might not prohibit broadband providers from limiting their customers’ access to VoIP or otherwise discriminating against VoIP providers. Interference with our service or higher charges for also using our service could cause us to lose existing customers, impair our ability to attract new customers and harm our revenue and growth.

These problems could also arise in international markets. For example, a Canadian cable provider recently began offering an optional Cdn$10 per month “quality of service premium” to customers who use third-party VoIP services over its facilities. However, customers who purchase VoIP services directly from this cable provider are not required to pay this additional fee.

If we fail to comply with new FCC regulations requiring us to provide E-911 emergency calling services, we may be subject to fines or penalties, which could include disconnection of our service for certain customers or prohibitions on marketing of our services and accepting new customers in certain areas.

The FCC released an order on June 3, 2005 requiring us to notify our customers of any differences between our emergency calling services and those available through traditional telephone providers and obtain affirmative acknowledgments from our customers of those notifications. The rules also required us to offer by November 28, 2005 enhanced emergency calling services, or E-911, to all of our customers located in areas where E-911 service is available from their traditional wireline telephone company. E-911 service allows emergency calls from our customers to be routed directly to an emergency dispatcher in a customer’s registered location and gives the dispatcher automatic access to the customer’s telephone number and registered location information.

We have notified our customers of the differences between our emergency calling services and those available through traditional telephony providers and have received affirmative acknowledgement from substantially all of our customers. We also have taken steps to comply with the FCC’s order by the November 28, 2005 deadline, but we are not currently in full compliance and do not expect to be in full compliance in the short term unless we are granted a waiver of the requirements by the FCC. As of July 31, 2006, we were not providing E-911 service to approximately 17% of our U.S. subscriber lines.

The consequences of failure to comply fully with the FCC’s order currently are unclear. On November 7, 2005, the FCC’s Enforcement Bureau issued a public notice stating that it would not require disconnection of existing customers to whom E-911 service cannot be provided by November 28, 2005, but it also stated that it expected VoIP providers to stop marketing and accepting new subscribers in areas where they cannot provide E-911 service after November 28, 2005. It is not clear whether the FCC will enforce this restriction or how it would do so. On November 28, 2005, we filed a petition for extension of time and limited waiver of certain of the enhanced emergency service requirements, including the limitations on marketing and accepting new customers. We are continuing to market our services and accept new customers in areas in which we do not provide E-911 service. The FCC has not acted on our petition, and we cannot predict whether the FCC will grant our petition or provide other relief. Should we be unable to obtain an extension of time to implement the requirements of the order, we may be subject to enforcement action by the FCC that could include monetary forfeitures, cease and desist orders and other penalties. We also may be required to stop serving customers to whom we cannot provide the E-911 service required by the FCC’s rules and to stop marketing our services and accepting new customers in areas in which we cannot provide the E-911 service. Any of these actions could significantly harm our business.

Sales taxes and 911-related fees will increase our customers’ cost of using our services and could result in penalties being imposed on us.

There are numerous taxes and fees assessed on traditional telephone services that we believe have not been applicable to us and that we have not paid in the past. Previously, we only collected and remitted sales taxes for customers with a billing address in New Jersey, where our corporate operations are conducted. However, as a result of changes in certain states’ statutes as part of the streamlined sales tax initiatives and numerous sales tax agreements we have entered into with states, we are collecting and remitting sales tax in forty states as of August 1, 2006. We also believe it is likely that we eventually will be required to collect and remit sales taxes in virtually all U.S. states that charge sales taxes. This will have the effect of decreasing any price advantage we may have. Some states have taken the position that we should have collected and remitted sales taxes in the past and have sought to collect those past sales taxes from us and impose fines, penalties or interest charges on us. We established a reserve of $12.5 million, as of June 30, 2006, for these matters. If our ultimate liability exceeds that amount, it could have a material adverse effect on us.

We began charging customers an Emergency 911 Cost Recovery fee of $0.99 per month, effective March 7, 2006. This fee is designed to cover some of our costs associated with complying with E-911 regulation and our national 911 emergency call center. State and local governments may also assess fees to pay for emergency services in a customer’s community. As of June 30, 2006, we are collecting and remitting 911 related fees to the appropriate authorities in eleven states. We expect this fee for most of our customers to be between $0.50 to $1.50 per month, and as high as $3.00 for a limited number of customers, depending on their location. This will also have the effect of decreasing any price advantage we may have.

Our service requires an operative broadband connection, and if the adoption of broadband does not progress as expected, the market for our services will not grow and we may not be able to grow our business and increase our revenue.

Use of our service requires that the user be a subscriber to an existing broadband Internet service, most typically provided through a cable or digital subscriber line, or DSL, connection. Although the number of broadband subscribers worldwide has grown significantly over the last five years, this service has not yet been adopted by a majority of consumers. If the adoption of broadband services does not continue to grow, the market for our services may not grow. As a result, we may not be able to increase our revenue and become profitable.

We will need to comply with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to achieve and maintain adequate internal controls over financial reporting, our business, results of operations and financial condition could be materially adversely affected.

As a public company, our systems of internal controls over financial reporting are required to comply with the standards adopted by the Public Company Accounting Oversight Board. We are presently evaluating our internal controls for compliance. We have also commenced a section 404 compliance project. Although our review is not complete, we have taken steps to improve our internal control structure by hiring dedicated, internal Sarbanes-Oxley Act compliance personnel to analyze and improve our internal controls, and have supplemented with outside consultants as needed. During the course of our evaluation, we may identify areas requiring improvement and may be required to design enhanced processes and controls to address issues identified through this review. This could result in significant delays and cost to us and require us to divert substantial resources, including management time, from other activities. We cannot be certain regarding when we will be able to successfully complete the procedures, certification and attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to achieve and maintain the adequacy of our internal controls, we may not be able to conclude that we have effective internal controls over financial reporting in accordance with the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to satisfy the requirements of Section 404 on a timely basis could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm the market value of our common stock. Any failure to maintain effective internal controls also could impair our ability to manage our business and harm our financial results.

Jeffrey A. Citron, our founder, Chairman, Chief Strategist and principal stockholder, exerts significant influence over us.

As of June 30, 2006, Mr. Citron beneficially owns approximately 34% of our outstanding common stock, including outstanding securities convertible into or exercisable for common stock held by Mr. Citron. As a result, Mr. Citron is able to exert significant influence over all matters presented to our stockholders for approval, including election and removal of our directors and change of control transactions. In addition, as our Chairman and Chief Strategist, Mr. Citron has and will continue to have significant influence over our strategy, technology and other matters. Mr. Citron’s interests may not always coincide with the interests of other holders of our common stock.

The market price of our common stock has been and may continue to be volatile, and purchasers of our common stock could incur substantial losses.

Securities markets experience significant price and volume fluctuations. This market volatility, as well as general economic conditions, could cause the market price of our common stock to fluctuate substantially. The trading price of our common stock has been, and is likely to continue to be, volatile. Many factors that are beyond our control may significantly affect the market price of our shares. These factors include:

•                  price and volume fluctuations in the stock markets generally;

•                  changes in our earnings or variations in operating results;

•                  any shortfall in revenue or increase in losses from levels expected by securities analysts;

•                  changes in regulatory policies or tax law;

•                  operating performance of companies comparable to us; and

•                  general economic trends and other external factors.

If any of these factors causes an adverse effect on our business, results of operations or financial condition, the price of our common stock could fall and investors may not be able to sell their common stock at or above their respective purchase prices.

Our stock price may decline due to sales of shares by our other stockholders.

Sales of substantial amounts of our common stock, or the perception that these sales may occur, may adversely affect the price of our common stock and impede our ability to raise capital through the issuance of equity securities in the future. There are 154,726,130 shares of our common stock outstanding as of June 30, 2006. All shares sold in our initial public offering are freely transferable without restriction or further registration under the Securities Act, subject to restrictions that may be applicable to our “affiliates,” as that term is defined in Rule 144 under the Securities Act, and subject to the 180-day lock-up restrictions. In addition, our existing investors hold 124,482,440 shares of our common stock and convertible notes that are convertible into 17,826,424 shares of our common stock. Further, as of June 30, 2006, warrants exercisable for 3,085,715 shares of our common stock and stock options to purchase 16,599,533 shares of our common stock were outstanding. Of these shares of common stock, 124,482,440 shares may be sold into the public market after this offering pursuant to Rule 144 under the Securities Act, subject to volume limitations and other restrictions that may be applicable to some holders pursuant to that rule and subject to the 180-day lock-up restrictions applicable to holders of those shares. Substantially all of the shares held by our existing stockholders, as well as shares issuable upon conversion of our convertible notes, are subject to registration rights, and we believe these rights will be exercised. You should expect a significant number of these shares to be sold, which may decrease the price of shares of our common stock. Shares issuable upon exercise of our options also may be sold in the market in the future, subject to any restrictions on resale following underwritten offerings contained in our option agreements. We expect that many of these shares will be sold when these lock-ups expire.

In connection with our initial public offering, we and our executive officers, directors, substantially all our stockholders and all of the holders of our convertible notes entered into 180-day lock-up agreements. These lock-up agreements prohibit us and our executive officers, directors and such stockholders and holders of our convertible notes from selling or otherwise disposing of shares of common stock, except in limited circumstances. The terms of the lock-up agreements can be waived, at any time, by Citigroup Global Markets Inc., Deutsche Bank Securities Inc., and UBS Securities LLC, at their discretion, without prior notice or announcement, to allow us or our executive officers, directors, stockholders and holders of our convertible notes to sell shares of our common stock. If the terms of the lock-up agreements are waived, shares of our common stock will be available for sale in the public market sooner, which could reduce the price of our common stock.

Our certificate of incorporation, bylaws and convertible notes contain provisions that could delay or discourage a takeover attempt, which could prevent the completion of a transaction in which our stockholders could receive a substantial premium over the then-current market price for their shares.

Certain provisions of our restated certificate of incorporation and our amended and restated bylaws may make it more difficult for, or have the effect of discouraging, a third party from acquiring control of us or changing our board of directors and management. These provisions:

•                  permit our board of directors to issue additional shares of common stock and preferred stock and to establish the number of shares, series designation, voting powers (if any), preferences, other special rights, qualifications, limitations or restrictions of any series of preferred stock;

•                  limit the ability of stockholders to amend our restated certificate of incorporation and bylaws, including supermajority requirements;

•                  allow only our board of directors, Chairman of the board of directors, Chief Strategist or Chief Executive Officer to call special meetings of our stockholders;

•                  eliminate the ability of stockholders to act by written consent;

•                  require advance notice for stockholder proposals and director nominations;

•                  limit the removal of directors and the filling of director vacancies; and

•                  establish a classified board of directors with staggered three-year terms.

In addition, our convertible notes provide that, upon a change of control, holders may require us to redeem all or a portion of their convertible notes at a price equal to the principal amount of notes to be redeemed, plus any accrued and unpaid interest and potentially a premium.

Such provisions could have the effect of depriving stockholders of an opportunity to sell their shares at a premium over prevailing market prices. Any delay or prevention of, or significant payments required to be made upon, a change of control transaction or changes in our board of directors or management could deter potential acquirers or prevent the completion of a transaction in which our stockholders could receive a substantial premium over the then-current market price for their shares.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Securities

For the three months ended June 30, 2006, we issued to directors, officers and employees options to purchase 546,018 shares of our common stock with per share exercise prices ranging from $8.75 to $18.00, and issued and sold 47,696 shares of our common stock upon exercise of options for aggregate consideration of $43,777. The issuance of these securities is exempt from registration under the Securities Act of 1933 in reliance on Rule 701 of the Securities Act of 1933 pursuant to compensatory benefit plans approved by our board of directors. There were no underwriters employed in connection with these issuances.

Use of Proceeds from Registered Securities

On May 23, 2006, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File No. 333-131659) relating to our IPO. The offering date was May 24, 2006. The managing underwriters for our IPO were Citigroup Global Markets Inc., Deutsche Bank Securities Inc., UBS Securities LLC, Bear, Stearns & Co. Inc., Piper Jaffray & Co. and Thomas Weisel Partners LLC. We registered 31,250,000 shares of our common stock, par value $0.001 per share, plus an additional 687,500 shares of common stock subject to an over-allotment option that we granted to the underwriters. On May 30, 2006, we sold 31,250,000 shares of common stock in our IPO at a price to the public of $17.00 per share for an aggregate offering price of $531.3 million. In connection with the offering, we paid $31.9 million in underwriting discounts and commissions and incurred an estimated $7.4 million of other offering expenses. None of the underwriting discounts and commissions or offering expenses were incurred or paid, directly or indirectly, to directors or officers of ours or their associates or to persons owning ten percent or more of our common stock or to any affiliates of ours. After deducting the underwriting discounts and commissions and these other offering expenses, our net proceeds from the offering equaled approximately $492.0 million. We have invested the net proceeds of the offering in short-term, interest bearing securities pending their use to fund our expansion, including funding marketing expenses and operating losses. There has been no material change in our planned use of proceeds from our IPO as described in our final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b).

Issuer Purchases of Equity Securities

			Total Number of	Maximum Number
	Total	Average	Shares Purchased	of Shares That May
	Number	Price	as Part of Publicly	Yet Be Purchased
	of Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs
June 12, through June 26, 2006	1,053,997	$11.28
July 3, 2006	1,300	$8.84

In connection with our IPO, we requested that our underwriters reserve 4,218,750 shares for our customers to purchase at the initial public offering price of $17.00 per share through the Vonage Customer Directed Share Program (“DSP”). In connection with our IPO we entered into an Underwriting Agreement, dated May 23, 2006, pursuant to which we agreed to indemnify the underwriters for any losses caused by the failure of any participant in the DSP to pay for and accept delivery of the shares that had been allocated to such participant in connection with our IPO. In the weeks following the IPO, certain participants in the DSP that had been allocated shares failed to honor their commitment to pay for and accept delivery of such shares. As a result of this failure and as part of those indemnification obligations, we acquired from the underwriters or their affiliates 1,053,997 shares of our common stock, which had an aggregate fair market value of $11.7 million. We recorded these shares as treasury stock on our consolidated balance sheet at June 30, 2006. In addition, we expect to reimburse the underwriters an additional amount of approximately $6.2 million in accordance with the Underwriting Agreement once certain conditions are satisfied for the securities previously purchased and have recorded this liability in accrued expenses. Because we expect to pursue the collection of monies owed from the DSP participants who failed to pay for their shares, we recorded a stock subscription receivable of $6.2 million representing the difference between the aggregate IPO price of the unpaid DSP shares and the $11.7 million we paid for the shares. In July 2006, we purchased an additional 1,300 shares for $11,492 and do not anticipate making any further purchase of securities pursuant to our indemnification obligations under the Underwriting Agreement.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

In May 2006, we solicited the written consent of our stockholders pursuant to Section 228 of the General Corporation Law of the State of Delaware in connection with the following proposals: (i) the approval of our Restated Certificate of Incorporation to increase the size of our board of directors prior to the consummation of our IPO; (ii) the approval of an amendment to our Restated Certificate of Incorporation to effect a 1-for-2.8 reverse stock split of our common stock; (iii) the approval of our Amended and Restated By-laws to reflect certain changes in the roles and responsibilities of our executive officers, among other things, prior to the consummation of our IPO; (iv) to elect Hugh Panero and Michael Snyder to our board of directors and to confirm their allocation among the three classes of directors; (v) the approval of our Restated Certificate of Incorporation to be filed in connection with our IPO; (vi) the approval and adoption of our Amended and Restated Bylaws to become effective upon the closing of our IPO; and (vii) the approval and adoption of our 2006 Incentive Plan to become effective upon the closing of our IPO. We received the requisite consents of our stockholders to all such proposals on May 16, 2006.

In addition, in May 2006, we solicited the written consent of our then-existing preferred stockholders pursuant to Section 228 of the General Corporation Law of the State of Delaware requesting the waiver of certain rights related to our convertible notes. We received the requisite consents of our stockholders to all such proposals on May 16, 2006.

Item 5.    Other Information

None

Item 6.    Exhibits

Exhibit
Number	Description of Exhibits
3.1*	Restated Certificate of Incorporation of Vonage Holdings Corp.
3.2*	Amended and Restated By-Laws of Vonage Holdings Corp.
31.1*	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Filed herewith

†                     Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vonage Holdings Corp.

Dated: August 4, 2006	By:	/s/ JOHN S. REGO
John S. Rego
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Officer)

Exhibit Index

Exhibit Number	Description of Exhibits

3.1*	Restated Certificate of Incorporation of Vonage Holdings Corp.

3.2*	Amended and Restated By-Laws of Vonage Holdings Corp.

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Filed herewith

†                     Furnished herewith