Form 10-Q
period 2006-09-30
VONAGE HOLDINGS CORP
filed 2006-11-08
CIK 1272830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission File Number 001-32887

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2006
Common Stock, par value $0.001	154,922,633 shares

VONAGE HOLDINGS CORP.

Part I – Financial Information

Item 1.    Financial Statements

VONAGE HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	Sep 30,	Dec 31,
	2006	2005
	(unaudited)
Assets
Assets
Current assets:
Cash and cash equivalents	$154,016	$132,549
Marketable securities	390,314	133,830
Accounts receivable, net of allowance of $401 and $210, respectively	14,589	7,435
Inventory, net of allowance of $1,036 and $732, respectively	17,662	15,687
Deferred customer acquisition costs, current	11,053	6,125
Prepaid expenses and other current assets	22,386	8,228
Total current assets	610,020	303,854

Property and equipment, net of accumulated depreciation	123,523	103,638
Deferred customer acquisition costs, non-current	31,938	19,899
Deferred financing costs, net	8,357	9,577
Restricted cash	9,355	7,453
Due from related parties	63	75
Intangible assets, net	5,035	—
Other assets	620	2,386
Total assets	$788,911	$446,882

Liabilities and Stockholders’ Equity (Deficit)
Liabilities
Current liabilities:
Accounts payable	$57,329	$16,467
Accrued expenses	90,858	98,035
Deferred revenue, current portion	34,601	20,449
Current maturities of capital lease obligations	988	773
Total current liabilities	183,776	135,724

Convertible notes, net	253,420	247,958
Deferred revenue, net of current portion	35,230	21,600
Capital lease obligations, net of current maturities	23,501	21,658
Total liabilities	495,927	426,940

Commitments and Contingencies

Redeemable Preferred Stock
Series A Redeemable Convertible Preferred stock, par value $0.001 per share; authorized 8,000 shares, 8,000 shares issued and outstanding (liquidation preference $16,000)	—	15,968
Series A-2 Redeemable Convertible Preferred Stock, par value $0.001 per share; authorized 6,067 shares, 5,167 shares issued and outstanding (liquidation preference $20,667)	—	20,292
Series A-2 Redeemable Convertible Preferred Stock Warrant to purchase 900 shares	—	1,557
Series B Redeemable Convertible Preferred Stock, par value $0.001 per share; authorized 3,750 shares, 3,750 shares issued and outstanding (liquidation preference $16,200)	—	14,489
Series C Redeemable Convertible Preferred Stock, par value $0.001per share; authorized 8,000 shares, 8,000 shares issued and outstanding (liquidation preference $43,200)	—	38,090
Series D Redeemable Convertible Preferred Stock, par value $0.001per share; authorized 8,729 shares, 8,729 shares issued and outstanding (liquidation preference $113,389)	—	102,722
Series E Redeemable Convertible Preferred Stock, par value $0.001per share; authorized 9,435 shares, 9,429 shares issued and outstanding (liquidation preference $215,924)	—	195,736
Stock subscription receivable	—	(427)
Total redeemable preferred stock	—	388,427

Stockholders’ Equity (Deficit)
Common stock, par value $0.001 per share; authorized 596,950 shares at September 30, 2006 and December 31, 2005; 156,214 and 1,642 shares issued at September 30, 2006 and December 31, 2005, respectively; 154,920 and 1,404 shares outstanding at September 30, 2006 and December 31, 2005, respectively	156	2
Additional paid-in capital	915,413	14,794
Stock subscription receivable	(6,183)	(37)
Accumulated deficit	(603,764)	(382,284)
Treasury stock, at cost, 1,294 shares and 238 shares, respectively	(12,342)	(619)
Deferred compensation	—	(167)
Accumulated other comprehensive loss	(296)	(174)
Total stockholders’ equity (deficit)	292,984	(368,485)
Total liabilities, redeemable preferred stock and stockholders’ equity (deficit)	$788,911	$446,882

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Operating Revenues:
Telephony services	$154,487	$71,158	$402,781	$167,280
Customer equipment and shipping	6,235	2,713	20,202	6,736
	160,722	73,871	422,983	174,016

Operating Expenses:
Direct cost of telephony services (excluding depreciation and amortization of $3,022, $2,025, $8,707 and $4,405, respectively)	40,272	24,514	116,802	54,341
Direct cost of goods sold	16,934	9,622	50,561	30,451
Selling, general and administrative	72,052	45,030	191,036	98,808
Marketing	91,316	58,906	269,768	176,279
Depreciation and amortization	5,946	3,150	16,645	7,026
	226,520	141,222	644,812	366,905

Loss from operations	(65,798)	(67,351)	(221,829)	(192,889)

Other Income (Expense):
Interest income	7,721	1,356	14,442	3,270
Interest expense	(3,999)	(1)	(13,977)	(1)
Other, net	(108)	1	(116)	—
	3,614	1,356	349	3,269

Loss before income taxes	(62,184)	(65,995)	(221,480)	(189,620)

Income taxes	—	—	—	—

Net loss	$(62,184)	$(65,995)	$(221,480)	$(189,620)

Net loss per common share:
Basic and diluted	$(0.40)	$(47.79)	$(2.99)	$(138.11)

Weighted-average common shares outstanding:
Basic and diluted	154,775	1,381	73,955	1,373

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(221,480)	$(189,620)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,412	7,026
Amortization of intangibles	233	—
Beneficial conversion on interest in kind on convertible notes	22	—
Accrued interest	3,295	(817)
Allowance for doubtful accounts	191	(150)
Allowance for obsolete inventory	827	42
Amortization of deferred financing costs	1,503	—
Loss on disposal of fixed assets	16	—
Share-based compensation	19,980	—
Other	(49)	(81)
Changes in operating assets and liabilities:
Accounts receivable	(7,328)	(2,508)
Inventory	(2,764)	(8,648)
Prepaid expenses and other current assets	(13,512)	(11,284)
Deferred customer acquisition costs	(16,908)	(10,801)
Due from related parties	25	7
Other assets	(129)	(107)
Accounts payable	40,732	21,601
Accrued expenses	(9,439)	44,348
Deferred revenue	27,681	19,837
Net cash used in operating activities	(160,692)	(131,155)

Cash flows from investing activities:
Capital expenditures	(33,598)	(37,180)
Purchase of intangible assets	(5,268)	—
Purchase of marketable securities	(559,507)	(177,085)
Maturities and sales of marketable securities	303,043	156,470
Increase in restricted cash	(1,870)	(7,119)
Net cash used in investing activities	(297,200)	(64,914)

Cash flows from financing activities:
Principal payments on capital lease obligations	(593)	(44)
Proceeds from notes issuance	2,047	—
Debt issuance costs	(283)	—
Proceeds from preferred stock issuance, net	—	195,819
Proceeds from subscription receivable, net	131	170
Proceeds from common stock issuance, net	493,497	—
Purchase of treasury stock	(11,723)	—
Payments for directed share program, net	(4,017)	—
Proceeds from exercise of stock options	290	49
Net cash provided by financing activities	479,349	195,994

Effect of exchange rate changes on cash	10	(23)
Net change in cash and cash equivalents	21,467	(98)
Cash and cash equivalents, beginning of period	132,549	43,029
Cash and cash equivalents, end of period	$154,016	$42,931

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$8,501	$1

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

(Unaudited)

							Accumulated
		Additional	Stock				Other
	Common	Paid-in	Subscription	Deferred	Accumulated	Treasury	Comprehensive
	Stock	Capital	Receivable	Compensation	Deficit	Stock	Loss	Total
Balance at December 31, 2005	$2	$14,794	$(37)	$(167)	$(382,284)	$(619)	$(174)	$(368,485)
Stock option exercises		290						290
Share-based compensation		19,980						19,980
Reverse unamortized deferred compensation		(167)		167				—
Beneficial conversion of interest in kind on convertible notes		214						214
Issuance of common stock, net	31	491,570						491,601
Issuance of common stock upon conversion of preferred stock	123	387,175						387,298
Conversion of preferred stock warrant to common stock warrant		1,557						1,557
Conversion of preferred stock subscription receivable to common stock subscription receivable			(411)					(411)
Directed share program transactions, net			(5,850)			(11,723)		(17,573)
Stock subscription receivable payments			115					115
Comprehensive loss:
Change in unrealized loss on available-for-sale investments							(29)	(29)
Foreign currency translation adjustment							(93)	(93)
Net loss					(221,480)			(221,480)
Total comprehensive loss	—	—	—	—	(221,480)	—	(122)	(221,602)
Balance at September 30, 2006	$156	$915,413	$(6,183)	$—	$(603,764)	$(12,342)	$(296)	$292,984

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

We have incurred significant operating losses since inception. As a result, we have generated negative cash flows from operations, and have an accumulated deficit at September 30, 2006. Our primary source of funds to date has been the issuance of equity and debt securities, including net proceeds from our initial public offering (“IPO”) consummated in May 2006.

Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations, cash flows and statement of stockholders’ equity (deficit) for the periods presented. The results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

On an ongoing basis, we evaluate our estimates including the following:

•                  those related to the average period of service to a customer (the “customer relationship period”) used to amortize deferred revenue and deferred customer acquisition costs associated with customer activation;

•                  the useful lives of property and equipment and intangible assets; and

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

Restricted Cash and Letters of Credit

We report the collateralization of certain letters of credit as restricted cash. The amount of collateralized letters of credit primarily related to lease deposits for our offices and certain purchased customer equipment were $8,743 and $7,210 at September 30, 2006 and December 31, 2005, respectively, with corresponding restricted cash of $9,355 and $7,453 at September 30, 2006 and December 31, 2005, respectively.

Patents

The three patents we acquired on June 27, 2006 are directed to the compression of packetized digital signals commonly used in VoIP technology. In July 2006, we began amortizing the acquisition cost of these patents over their estimated useful lives of 5.6 years.  Amortization for the three and nine months ended September 30, 2006 was $233. Annual amortization will be approximately $932.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, marketable securities, accounts receivable and accounts payable, approximate fair value because of their short maturities. The carrying amounts of our capital leases approximate fair value of these obligations based upon management’s best estimates of interest rates that would be available for similar debt obligations at September 30, 2006 and December 31, 2005. Our convertible notes are carried at estimated fair value less any unamortized discount.

Loss per Share

Basic and diluted loss per common share is calculated by dividing loss to common stockholders by the weighted average number of common shares outstanding during the period. The effects of potentially dilutive common shares, including shares issued under our 2001 Stock Incentive Plan and 2006 Incentive Plan using the treasury stock method and our convertible notes, common stock warrants, and our convertible preferred stock using the if-converted method, have been excluded from the calculation of diluted loss per common share because of their anti-dilutive effects.

The following were excluded from the calculation of diluted earnings per common share because of their anti-dilutive effects:

	Three and Nine Months Ended
	September 30,
	2006	2005
Redeemable preferred stock as if converted at 2.86 to 1	—	123,071
Common stock warrants	3,085	3,085
Convertible notes	17,835	—
Restricted stock units	983	—
Employee stock options	16,569	13,050
	38,472	139,206

Stock-Based Compensation

Prior to the adoption of Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”) as allowed under Statement of Financial Accounting Standards No. 123. Under the intrinsic value method, no stock-based compensation expense for employee stock options had been recognized in our results of operations in prior periods. In accordance with the modified prospective transition method that we used in adopting SFAS 123(R) as of January 1, 2006, the consolidated financial statements prior to 2006 have not been restated to reflect, and do not include, the possible impact of SFAS 123(R). The table below reflects the pro forma net loss and net loss per share for the three and nine months ended September 30, 2005:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005
Net loss attributable to common shareholders, as reported	$(65,995)	$(189,620)
Deduct total stock-based employee compensation expense determined under fair value based method for all awards	(2,999)	(4,384)
Net loss, proforma	$(68,994)	$(194,004)

Net loss per common share:
As reported - basic and diluted	$(47.79)	$(138.11)
Pro forma - basic and diluted	$(49.96)	$(141.30)

Weighted-average common shares outstanding:
Basic and diluted	1,381	1,373

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Risk-free interest rate	4.70%	4.16%	4.70-5.10%	4.16-4.36%
Expected stock price volatility	52.50%	0.00%	50.18-52.50%	0.00%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life (in years)	8.40	9.06	8.40-8.90	8.83-9.06

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements.”  The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We are currently assessing the impact of adopting SFAS 157 on the consolidated financial statements.

On July 13, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

Note 2. Income Taxes

As of September 30, 2006, we had net operating loss carryforwards for U.S. federal and state tax purposes of $491,020 and $476,824, respectively, expiring at various times from years ending 2020 through 2026. In addition, we have net operating loss carryforwards for Canadian tax purposes of $38,027 expiring through 2013. We also have net operating loss carryforwards for United Kingdom tax purposes of $13,739 with no expiration date.

Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change of control net operating loss carryforward and other pre-change tax attributes against its post-change income may be limited. The Section 382 limitation is applied annually so as to limit the use of pre-change net operating loss carryforwards to an amount that generally equals the value of a corporation’s stock immediately before the ownership change multiplied by a designated federal long-term tax-exempt rate. In addition, we may be able to increase the base Section 382 limitation amount during the first five years following the ownership change to the extent we realize built-in gains during that time period. A built-in gain generally is gain or income attributable to an asset that was held at the date of the ownership change and that had a fair market value in excess of the tax basis at the date of the ownership change. Section 382 provides that any unused Section 382 limitation amount can be carried forward and aggregated with the following year’s available net operating losses. Due to the cumulative impact of our equity issuances over the past three years, a change of ownership occurred upon the issuance of our Series E Preferred Stock at the end of April 2005. As a result, $171,147 of the total U.S net operating losses will be subject to an annual base limitation of $39,374. As noted above, we believe we may be able to increase the base Section 382 limitation for built-in gains during the first five years following the ownership change.

We are currently conducting research to evaluate the impact of Section 382 in relation to our May 2006 IPO, the results of which may indicate a further limitation on the utilization of the $319,873 in U.S. net operating losses accumulated since our Series E preferred stock issuance in April 2005.

Note 3. Convertible Notes

In December 2005 and January 2006, we issued $249,900 aggregate principal amount of convertible notes due December 1, 2010 (the “Notes”). We are using the proceeds from the offering of the Notes for working capital and other general corporate purposes (including the funding of our operating losses).

The holders may require us to repurchase all or any portion of the Notes on December 16, 2008 at a price in cash equal to 100% of the principal amount of the Notes plus any accrued and unpaid interest and late charges.

We may, at our option, pay interest on the Notes in cash or in kind. If paid in cash, interest will accrue at a rate of 5% per annum and be payable quarterly in arrears. If paid in kind, the interest will accrue at a rate of 7% per annum and be payable quarterly in arrears. Interest paid in kind will increase the principal amount outstanding and will thereafter accrue interest during each period. The first interest payment was made on March 1, 2006. We elected to pay this interest in kind in the amount of $3,645. The interest payments due on June 1, 2006 for $3,170 and September 1, 2006 for $3,170 were paid in cash.

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

The Notes may, at the option of the holder, be converted into shares of Common Stock at any time. Upon the completion of our IPO in May 2006, the conversion price was fixed at $14.22, subject to certain anti-dilution adjustments.

Following an event of default, the Notes will become due and payable, either automatically or upon declaration by holders of more than 25% of the aggregate principal amount of the Notes.

We have agreed to file resale shelf registration statements covering the shares of Common Stock issuable upon conversion of the Notes within 90 calendar days after the IPO and use reasonable best efforts to have such registration statement be declared effective within 180 calendar days after the IPO. Should we fail to meet this timetable, we will pay the holders of the Notes a fee of 1% of the principal amount of the Notes on the day that this timetable has not been met and a fee of 2% of the principal amount of the Notes every 30th day thereafter until the failure is cured. The shelf registration statement was filed on August 21, 2006 but was not declared effective as of September 30, 2006. We believe we will meet these required deadlines and will not incur these fees.

We evaluate the provisions of the Notes periodically to determine whether any of the provisions would be considered embedded derivatives that would require bifurcation under Statement of Financial Accounting Standards No. 133, (“Accounting for Derivative Instruments and Hedging Activities”) (“SFAS 133”). Because the shares of Common Stock underlying the Notes have not been registered for resale, they are not readily convertible to cash. Thus, the conversion option does not meet the net settlement requirement of SFAS No. 133 and would not be considered a derivative if freestanding. Accordingly, the Notes do not contain an embedded conversion feature that must be bifurcated. Once the underlying shares of Common Stock are registered we may determine that our Notes contain an embedded conversion feature that would require bifurcation from the Notes. At that time, the fair value of the embedded derivatives would be bifurcated from the Notes and recorded as a non-current liability with an offset recorded as a discount to the Notes that would be amortized to interest expense over the remaining life of the Notes using the effective interest method. The fair value of the embedded derivatives would be revalued each reporting period with the change in the fair value recorded as other income or expense in the statement of operations. We identified certain other embedded derivatives and concluded their value was de minimis.

Since the Notes issued in December 2005 and January 2006 did not contain an embedded conversion feature that required bifurcation, we evaluated the conversion feature to determine if it was a beneficial conversion feature under EITF 98-5 and 00-27. The conversion price equaled the fair value of the underlying Common Stock. As such, there was no beneficial conversion feature for those issuances. For the Notes issued on March 1, 2006 for the payment of interest in kind, the fair market value of the underlying Common Stock exceeded the conversion price. Accordingly, in March 2006 we recorded the intrinsic value of the beneficial conversion feature on 256 shares in the amount of $214 as a discount to the Notes with an offsetting amount increasing additional paid-in-capital. This beneficial conversion feature will be amortized to interest expense over the remaining life of the Notes on our consolidated statement of operations using the effective interest method. The amortization for the three and nine months ended September 30, 2006 was $13 and $22, respectively.

Note 4. Directed Share Program

In connection with our IPO, we requested that our underwriters reserve 4,219 shares for our customers to purchase at the initial public offering price of $17.00 per share through the Vonage Customer Directed Share Program (“DSP”). In connection with our IPO, we also entered into an Underwriting Agreement, dated May 23, 2006, pursuant to which we agreed to indemnify the Underwriters for any losses caused by the failure of any participant in the DSP to pay for and accept delivery of the shares that had been allocated to such participant in connection with our IPO. In the weeks following the IPO, certain participants in the DSP that had been allocated shares failed to pay for and accept delivery of such shares. As a result of this failure and as part of the indemnification obligations, we acquired from the Underwriters or their affiliates 1,056 shares of our common stock which had an aggregate fair market value of $11,723. These shares were recorded as treasury stock on the consolidated balance sheet. We do not anticipate making any further purchases of securities pursuant to our indemnification obligations under the Underwriting Agreement. Because we are pursuing the collection of monies owed from the DSP participants who failed to pay for their shares, we recorded a stock subscription receivable of $6,044 representing the difference between the aggregate IPO price value of the unpaid DSP shares and the $11,723 we paid for these shares.

In September 2006, we reimbursed $4,211 of the indemnification due to the Underwriters and expect to pay the remainder of approximately $1,800 to the Underwriters in the fourth quarter of 2006 in accordance with the Underwriting Agreement. We also received $194 in payments from certain participants in the DSP that had been allocated shares and failed to pay for such shares.

Note 5. Employee Benefit Plans

Stock-Based Compensation

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

Beginning January 1, 2006, we estimated the volatility of our stock using historical volatility of comparable public companies in accordance with guidance in SFAS 123(R) and Staff Accounting Bulletin No. 107 (“SAB 107”). We will continue to use the volatility of comparable companies until historical volatility is relevant to measure expected volatility for future option grants. The expected volatilities of comparable public companies used for the third quarter were between 35.67% - 68.90%. Prior to the adoption of FAS 123(R), we used 0% expected volatility while we were a private company.

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

2001 Stock Incentive Plan

In February 2001, we adopted the 2001 Stock Incentive Plan, which is an amendment and restatement of the 2000 Stock Incentive Plan of MIN-X.COM, INC. The 2001 Stock Incentive Plan provides for the granting of options or restricted stock awards to our officers, directors and employees. The objectives of the 2001 Stock Incentive Plan include attracting and retaining personnel, providing for additional performance incentives, and promoting our success by providing employees the opportunity to acquire stock. During 2004, we increased the number of shares authorized for issuance pursuant to options or restricted stock awards from 4,286 to 7,503 shares under the plan, as amended. During 2005, the number of shares authorized for issuance pursuant to options or restricted stock awards was increased from 7,503 to 28,286. At September 30, 2006, 5,595 shares were subject to exercisable options or restricted stock awards under the 2001 Stock Incentive Plan. In management’s opinion, all stock options were granted with an exercise price at or above the fair market value of our common stock at the date of grant with the exception of a grant in 2005 for 125 shares. Initially, we recorded deferred compensation in 2005 related to this option grant. On January 1, 2006, we reversed the remaining deferred compensation balance in accordance with SFAS 123(R). Stock options generally vest over a four-year period and expire ten years after the grant date.

Stock option activity was as follows:

				Weighted
				Average
			Weighted	Remaining		Weighted
		Range of	Average	Contractual	Aggregate	Average
	Number	Exercise	Exercise	Term in	Intrinsic	Grant Date
(Shares and Intrinsic Value in Thousands)	of Shares	Prices	Price	Years	Value	Fair Value
Awards outstanding at December 31, 2005	13,372	$0.70 - $35.00	$5.88	8.8	$112,051	$1.82
Granted	4,485	$6.76 - $18.00	$14.63			$9.35
Exercised	(223)	$0.70 - $ 7.42	$1.30		$1,877	$0.38
Canceled	(1,339)	$0.70 - $35.00	$8.80		$1,389	$3.95
Awards outstanding at September 30, 2006	16,295	$0.70 - $35.00	$8.10	8.4	$24,996	$3.78
Shares exercisable at September 30, 2006	5,595		$5.15	7.5	$16,190	$1.95
Unvested shares at December 31, 2005	10,207		$6.75		$76,443	$2.10
Unvested shares at September 30, 2006	10,700		$9.65		$8,806	$4.74

At September 30, 2006, 11,720 options were available for future grant under the 2001 Stock Incentive Plan. However, upon the closing of our IPO, our board of directors limited the total amount of stock options and other equity-based awards that may be granted to 2,000 shares of which 1,574 shares are currently available.

The weighted average grant date fair value of options granted during the three and nine months ended September 30, 2006 was $5.04 and $9.35, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $1,020 and $1,877, respectively. The total fair value of options that vested during the three and nine months ended September 30, 2006 was $3,252 and $8,331, respectively.

Total stock option compensation expense recognized for the 2001 Stock Incentive Plan for the three and nine months ended September 30, 2006 was $6,859 and $19,501, respectively. As of September 30, 2006, total unamortized stock-based compensation under the 2001 stock incentive plan was $28,099, which is expected to be amortized over the remaining vesting period of each grant, up to the next 48 months. Compensation costs for all stock-based awards are recognized using the ratable single-option approach on an accrual basis.

The following is a summary of the status of stock options outstanding at September 30, 2006:

	Outstanding Options			Exercisable Options
Exercise Price Range	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.00 - $3.50	4,639	7.1	$1.51	2,965	$1.38
$3.51 - $7.80	2,231	8.0	$6.94	805	$6.83
$7.81 - $11.00	5,296	8.9	$8.97	1,381	$8.96
$11.01 - $19.00	4,114	9.4	$14.96	429	$14.81
$19.01 - $35.00	15	4.9	$33.33	15	$33.33
	16,295	8.4	$8.10	5,595	$5.15

2006 Incentive Plan

In May 2006 we adopted the 2006 Incentive Plan. The 2006 Incentive Plan permits the grant of stock options, restricted stock, restricted stock units, stock appreciation rights, performance stock, performance units, annual awards and other awards based on, or related to, shares of our common stock. Options awarded under our 2006 Incentive Plan may be nonstatutory stock options or may qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended. Our 2006 Incentive Plan contains various limits with respect to the types of awards, as follows:

•                  a maximum of 20,000 shares may be issued under the plan pursuant to incentive stock options;

•                  a maximum of 10,000 shares may be issued pursuant to options and stock appreciation rights granted to any participant in a calendar year;

•                  a maximum of $5,000 may be paid pursuant to annual awards granted to any participant in a calendar year; and

•                  a maximum of $10,000 may be paid (in the case of awards denominated in cash) and a maximum of 10,000 shares may be issued (in the case of awards denominated in shares) pursuant to awards, other than options, stock appreciation rights or annual awards, granted to any participant in a calendar year.

The maximum number of shares of our common stock that are authorized for issuance under our 2006 Incentive Plan will be determined under a formula set forth in the plan, and will equal approximately 17.65% of the number of shares that are issued and outstanding from time to time, less the number of shares that are available for issuance under our 2001 Stock Incentive Plan. Following termination of our 2001 Stock Incentive Plan, the number of remaining shares available for issuance under our 2001 Stock Incentive Plan, or that becomes available for issuance upon expiration or cancellation, without payment or settlement, of awards under our 2001 Stock Incentive Plan, also will become available for issuance under our 2006 Incentive Plan. Shares issued under the plan may be authorized and unissued shares or may be issued shares that we have reacquired. Shares covered by awards that are forfeited, cancelled or otherwise expire without having been exercised or settled, or that are settled by cash or other non-share consideration, will become available for issuance pursuant to a new award. Shares that are tendered or withheld to pay the exercise price of an award or to satisfy tax withholding obligations will not be available for issuance pursuant to new awards.  At September 30, 2006, 15,619 shares were available for future grant under the 2006 Stock Incentive Plan.

Stock option activity was as follows:

				Weighted
				Average
			Weighted	Remaining		Weighted
		Range of	Average	Contractual	Aggregate	Average
	Number	Exercise	Exercise	Term in	Intrinsic	Grant Date
(Shares and Intrinsic Value in Thousands)	of Shares	Prices	Price	Years	Value	Fair Value
Awards outstanding at December 31, 2005	—
Granted	275	$6.50 - $8.90	$7.44			$4.75
Exercised	—
Canceled	(1)	$6.50 - $7.08	$6.69
Awards outstanding at September 30, 2006	274	$6.50 - $8.90	$7.44	9.7	$20	$4.75
Shares exercisable at September 30, 2006	—
Unvested shares at December 31, 2005	—
Unvested shares at September 30, 2006	274	$6.50 - $8.90	$7.44	9.7	$20	$4.75

The weighted average grant date fair value of options granted during the three and nine months ended September 30, 2006 was $4.75. Compensation costs for all stock-based awards are recognized using the ratable single-option approach on an accrual basis.

The following is a summary of the status of stock options outstanding at September 30, 2006:

	Outstanding Options			Exercisable Options
Exercise Price Range	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.00 - $3.50
$3.51 - $7.80	175	9.7	$6.88	—	$0.00
$7.81 - $11.00	99	9.7	$8.44	—	$0.00
$11.01 - $19.00
$19.01 - $35.00
	274	9.7	$7.44	—	$0.00

Restricted stock and restricted stock unit activity was as follows:

		Weighted
		Average	Aggregate
	Number	Grant Date	Intrinsic
(Shares in Thousands)	of Shares	Fair Value	Value
Awards outstanding at December 31, 2005	—
Granted	1,004	$6.46	$6,909
Vested	—
Canceled	(21)	$6.38	$145
Awards outstanding at September 30, 2006	983	$6.46	$6,764

The weighted average grant date fair value of restricted stock and restricted stock units granted during the three and nine months ended September 30, 2006 was $6.46. Compensation costs for all stock-based awards are recognized using the ratable single-option approach on an accrual basis.

Total compensation expense recognized under the 2006 Incentive Plan for the three and nine months ended September 30, 2006 was $479. As of September 30, 2006, total unamortized stock-based compensation under the 2006 Incentive Plan was $5,444, which is expected to be amortized over the remaining vesting period of each grant, up to the next 48 months.

Note 6. Commitments and Contingencies

Vendor Commitments

We have engaged a vendor to assist us with our customer care and inbound sales calls and have committed to pay this vendor a total of $1,500 in 2007 for configuration and installation services.  This agreement will remain in effect for three years and after the first twelve months that the agreement has been in effect we have the ability to terminate the agreement for any reason with sixty days prior written notice, subject to a termination fee.

We are currently in negotiations with a vendor for certain television commercials, related media and sponsorship of certain sporting events with an estimated cost of $5,000 in 2007 and $6,000 in 2008.

Litigation

IPeria, Inc.    On October 10, 2003, we terminated our contract with IPeria, Inc., our former voicemail vendor. Under the terms of the contract, we were permitted to terminate the contract for any reason. On April 12, 2004, IPeria filed a complaint against Vonage in the Superior Court for the County of Suffolk, Massachusetts. IPeria asserted a number of different claims, including breach of contract, copyright infringement, breach of implied covenant of good faith and fair dealing, negligent misrepresentations, fraud and unfair and deceptive trade practices. In support of these claims, IPeria essentially alleges that it provided voicemail services to Vonage consistent with the terms of the contract and that Vonage failed to pay for those services in violation of the contract. The complaint seeks payment of $619 plus accrued interest that IPeria asserts it is owed on the contract and treble damages.

We answered IPeria’s complaint on May 10, 2004 and denied all material allegations. In addition, we asserted counterclaims against IPeria. Specifically, we alleged that IPeria assured us that its voicemail system would meet minimum performance and scaleability standards, and that the voicemail system failed to meet those standards. We are seeking payment of all damages we suffered as the result of IPeria’s failures, treble damages and attorneys’ fees.

Discovery in this matter began in June 2004 and has now been completed. On December 1, 2005, IPeria filed a motion for summary judgment, and on December 2, 2005, we filed a motion for summary judgment on IPeria’s copyright and unfair trade practices claims. IPeria subsequently dismissed its copyright claim. Oppositions to the motions for summary judgment were served on January 23, 2006, and replies were submitted on February 8, 2006. Oral argument on the motions took place on February 16, 2006, and the court has now taken the motions under advisement. We contested liability in this matter and expect to continue to defend the case vigorously. We have engaged in settlement discussions on this matter and, in any event, we believe an unfavorable outcome would not have a material adverse effect on our results of operations and cash flows in the period in which the matter is resolved. We have recorded a reserve to cover the potential exposure relating to this litigation, which reserve was not material to our financial statements.

Joshua B. Tanzer.   On October 18, 2005, Joshua B. Tanzer commenced a suit against Vonage in the United States District Court for the Southern District of New York seeking damages of approximately $14,240  and has subsequently sent us a letter increasing his claim to $26,750.  Mr. Tanzer claims that damages are due with respect to our sale of Series D Convertible Preferred Stock and Series E Convertible Preferred Stock and convertible notes pursuant to the terms of an engagement letter governing Nanes Delorme Capital Management's services in connection with our placement of Series B and C Convertible Preferred Stock. Mr. Tanzer's complaint further seeks a declaratory judgment that he is entitled to be paid additional fees in connection with any future private placements of our securities. The engagement letter states that Mr. Tanzer was "associated" with Nanes Delorme and was a registered representative of that firm. We believe that our obligations with respect to Mr. Tanzer and Nanes Delorme were completely performed at the conclusion of the Series C offering, and no further amount is owed to Mr. Tanzer or Nanes Delorme on account of the Series D, Series E or convertible note offerings. We filed our answer to the complaint on December 7, 2005 and denied all material allegations. On February 17, 2006, we filed counterclaims against Tanzer and a third-party complaint against Nanes Delorme. Among other things we seek the return of all fees paid to Nanes Delorme. On March 13, 2006, Nanes filed an answer and is seeking declaratory judgment regarding the parties' respective rights and obligations under the engagement letter and damages of approximately $14,250 in payment of investment banking fees related to our sale of Series D and Series E Preferred Stock. On April 5, 2006, we filed our answer to Nanes Delorme's counterclaim. In June 2006, we filed a motion for summary judgment requesting the dismissal of the claims asserted against us. On July 21, 2006, we filed a statement of undisputed facts with the court and subsequently filed a reply statement to Tanzer's and Delorme’s statement of undisputed facts. We intend to defend this matter vigorously and believe an unfavorable outcome would not have a material adverse effect on our results of operations and cash flows in the period in which the matter is resolved. Based upon prior settlement discussions with Tanzer, we have recorded a reserve to cover the potential exposure relating to this litigation, which reserve was not material to our financial statements. The amount was recorded as an offset against the Series D Preferred Stock as these fees relate to the placement of those securities.

Shaw Communications Inc. and Shaw Cablesystems G.P.   On March 27, 2006, Shaw Communications Inc. and Shaw Cablesystems G.P. (collectively "Shaw") filed a Statement of Claim with the Court of the Queen's Bench of Alberta, Judicial Centre of Calgary. The Statement of Claim alleges that certain statements attributed to Vonage Canada regarding Shaw's "Quality of Service Enhancement" fee are false, misleading and defamatory and have interfered with Shaw's relations with its customers. Shaw is seeking an injunction, damages and attorney's fees. We believe Shaw's claims have no merit and intend to vigorously defend the lawsuit.

Patent Litigation.

•                  Sprint.    On October 16, 2005, a lawsuit was filed against us by Sprint Communications Company L.P. in the United States District Court for the District of Kansas. Sprint alleges that we have infringed seven patents in connection with providing VoIP services. Sprint seeks injunctive relief, compensatory and treble damages and attorney's fees in unspecified amounts. In our answer filed on November 3, 2005, we have denied Sprint's allegations and have counterclaimed for a declaration of non-infringement, invalidity and unenforceability of the patents. We believe that we have meritorious defenses against the claims asserted by Sprint and intend to vigorously defend the lawsuit. The matter is presently in the discovery stage.

•                  Rates Technology.    On October 6, 2005, a lawsuit was filed against us by Rates Technology Inc. in the United States District Court for the Eastern District of New York. Rates alleges that we have infringed two patents in connection with the least cost routing of telephone calls over the public switched telephone network. Rates seeks injunctive relief, attorney’s fees, compensatory damages in excess of one billion dollars and a trebling thereof. In our answer filed on November 22, 2005, we have denied Rates’ allegations and have counterclaimed for a declaration of non-infringement, invalidity and unenforceability of the patents. We believe that we have meritorious defenses against the claims asserted by Rates and intend to vigorously defend the lawsuit.

•                  Barry W. Thomas.    On December 6, 2005, Barry W. Thomas filed a lawsuit in the United States District Court for the Western District of North Carolina. The plaintiff alleged that we had infringed one patent in connection with providing utility services using a pre-programmed smart card. Mr. Thomas sought injunctive relief, compensatory and treble damages and attorney’s fees in unspecified amounts. Mr. Thomas has agreed to dismiss this lawsuit with prejudice and executed a settlement agreement with us on August 4, 2006.

•                  Verizon.     On June 12, 2006, a lawsuit was filed against us and our subsidiary Vonage America Inc., or Vonage America, by Verizon Services Corp. and Verizon Laboratories Inc., or collectively, Verizon, in the United States District Court for the Eastern District of Virginia. Verizon alleges that we have infringed seven patents in connection with providing VoIP services. Verizon seeks injunctive relief, compensatory and treble damages and attorney’s fees. In our answer filed on July 19, 2006, we have denied Verizon’s allegations and have counterclaimed for a declaration of non-infringement, invalidity and unenforceability of the patents. We believe that we have meritorious defenses against the claims asserted by Verizon, and intend to vigorously defend the lawsuit. The matter is presently in the discovery stage.

•                  Klausner Technologies.     On July 10, 2006, a lawsuit was filed against us and Vonage America by Klausner Technologies, Inc., or Klausner, in the United States District Court for the Eastern District of Texas. Klausner alleges that we have infringed one of its patents with voice mail technology. Klausner seeks injunctive relief, compensatory and treble damages and attorney’s fees. In our answer filed on September 14, 2006, we have denied Klausner’s allegations and have counterclaimed for a declaration of non-infringement, invalidity and unenforceability of the patent. We believe that we have meritorious defenses against the claims asserted by Klausner, and intend to vigorously defend the lawsuit.

With respect to the patent litigation identified above, we believe that we have meritorious defenses against the claims. However, we might not ultimately prevail in these actions. Whether or not we ultimately prevail, litigation could be time-consuming and costly and injure our reputation. If any of the plaintiffs prevail in their respective actions, we may be required to negotiate royalty or license agreements with respect to the patents at issue, and may not be able to enter into such agreements on acceptable terms, if at all. Any limitation on our ability to provide a service or product could cause us to lose revenue-generating opportunities and require us to incur additional expenses. These potential costs and expenses, as well as the need to pay additional damages awarded in the favor of the plaintiffs could materially adversely affect our business.

IPO Litigation.     During June 2006 and July 2006, Vonage, several of our officers and directors, and the firms who served as the underwriters in our IPO were named as defendants in Lang v. Vonage Holdings Corp. et al., a purported class action lawsuit filed in the United States District Court for the District of New Jersey. Subsequently, several similar purported class action lawsuits were filed in the United States District Court for the District of New Jersey, one was filed in the United States

District Court for the Southern District of New York and another was filed in the Supreme Court of the State of New York and subsequently removed to the United States District Court for the Eastern District of New York.

The complaints assert claims under the federal securities laws on behalf of a professed class consisting of all those who were allegedly damaged as a result of acquiring our common stock in connection with our IPO. The complaints allege, among other things, that we omitted and/or misstated certain facts concerning the IPO’s Customer Directed Share Program. Some complaints also allege the IPO prospectus contained misrepresentations or omissions concerning certain of our products and/or the prior experience of some of our management. One complaint (Inouye v. Vonage Holdings Corp. et al.), which was filed in the United States District Court for the Southern District of New York and subsequently voluntarily dismissed, included an allegation of open market securities fraud during a purported class period of May 24, 2006 to June 19, 2006 in addition to claims arising out of the IPO. Although Lang, Inouye and one other complaint were voluntarily dismissed, we expect the remaining complaints to be consolidated at some time in the future.

On July 14, 2006, Vonage and the firms who served as the underwriters in our IPO were named as defendants in a separate lawsuit filed in the United States District Court for the District of New Jersey (Norsworthy v. Vonage Holdings Corp. et al.). This purported class action lawsuit asserts state law breach of contract and negligence claims relating to the alleged inability of participants in our Customer Directed Share Program to trade their shares after the IPO.

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

We also are involved in certain other threatened and pending legal proceedings and, from time to time, receive subpoenas or civil investigative demands from governmental agencies for information that may be pertinent to their confidential investigations. Although the results of litigation claims and investigations cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors.

State and Municipal Taxes

Until recently, we did not collect or remit state or municipal taxes (such as sales, excise, and ad valorem taxes), fees or surcharges (“Taxes”) on the charges to our customers for our services, except that we have historically complied with the New Jersey sales tax. We have received inquiries or demands from a number of state and municipal taxing and 911 agencies seeking payment of Taxes that are applied to or collected from customers of providers of traditional public switched telephone network services. Although we have consistently maintained that these Taxes do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations, a number of states have changed their statutes as part of the streamlined sales tax initiatives and numerous other states have entered into sales tax agreements with us. As of September 30, 2006, we are collecting and remitting sales taxes in forty-one states. In addition, a few states address how VoIP providers should contribute to support public safety agencies, and in those states we began to remit fees to the appropriate state agencies. We have also contacted authorities in each of the other states to discuss how we can financially contribute to the 911 system. We do not know how all these discussions will be resolved, but there is a possibility that we will be required to pay or collect and remit some or all of these Taxes in the future. Additionally, some of these Taxes could apply to us retroactively. As such, we have recorded a reserve of $11,228 at September 30, 2006 as our best estimate of the potential tax exposure for any retroactive assessment. We believe the maximum estimated exposure for retroactive assessments is $24,153 as of September 30, 2006.

Universal Service Fund

In late June 2006, the FCC released an Order in which it would require VoIP service providers to contribute to the Universal Service Fund (“USF”). This Order was effective upon publication in the Federal Register, and requires the first filing by August 1, 2006, with USF contributions effective for the fourth quarter of 2006. Vonage will register with the FCC and report revenue for contribution using one of three methods, (1) using the interim safe harbor of 64.9%; (2) report based on our actual interstate telecommunications revenues; or (3) rely on traffic studies based on certain conditions. We began recouping our contributions through a customer surcharge on October 1, 2006. We have also filed an appeal with respect to this Order.

 State Attorney General Proceedings

Several state attorneys general have initiated investigations and, in two states, have commenced litigation concerning our marketing disclosures and advertising. We are cooperating with those investigations and are pursuing joint settlement negotiations with the attorneys general of Florida, Illinois, Massachusetts, Texas, Michigan and North Carolina and separate negotiations with the attorney general of Connecticut. While these complaints seek awards of damages and penalties, no particular amounts have been specified at this time. In July 2006 we reached an agreement in principle to settle the litigation with the state attorney general of Texas, and the investigations being conducted by the state attorneys general of Florida, Illinois, Massachusetts, Michigan and North Carolina. This agreement in principle is subject to finalizing the documentation memorializing the settlement and executing such settlement documentation.  With respect to our joint settlement negotiations, we have recorded a reserve to cover the potential exposure relating to these investigations, which was not material to our September 30, 2006 financial statements.

•                  On May 3, 2005, the Office of the Attorney General for the State of Connecticut filed a complaint against us, alleging that our advertising and provision of emergency calling service violated the Connecticut Unfair Trade Practices Act and certain state regulations. We answered the complaint on July 7, 2005 and denied its allegations. We have undertaken settlement discussions with the Connecticut Attorney General and have voluntarily provided information requested during the course of those discussions. If these discussions are not successful, we intend to vigorously defend against the lawsuit.

•                  On March 7, 2006, the Attorney General of Missouri issued a civil investigative demand for documents related to our emergency calling service. We responded to the civil investigative demand on April 3, 2006. The Missouri Attorney General has not filed a complaint against us or taken other formal action.

•                  We received a subpoena dated June 29, 2006 from the Commonwealth of Pennsylvania, Office of Attorney General, Bureau of Consumer Protection seeking a wide variety of documents. The Attorney General’s office has since agreed to narrow the scope of documents it seeks to certain materials relating to advertising to, and subscriptions by, Pennsylvania consumers, and the training and general form of compensation paid to personnel that market and provide customer care functions for our service. We are making a rolling production of responsive materials, and we made our first production on July 27, 2006.

Federal Trade Commission Investigation

On August 31, 2005, the Federal Trade Commission, or FTC, issued a Civil Investigative Demand to us which requested information regarding our 911 service and complaints or notices pertaining to that service, our residential unlimited calling plan and our compliance and our telemarketing vendors’ compliance with the FTC’s Telemarketing Sales Rule including, but not limited to, the requirement to refrain from telemarketing to persons who appear on the National Do Not Call Registry. No formal action has been filed against Vonage at this time. We are unable at this time to predict the outcome of the FTC’s investigation, whether a formal action will be filed against Vonage, to assess the likelihood of a favorable or unfavorable outcome in that event, or to estimate the amount of liability in the event of an unfavorable outcome.

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

Overview

We are a leading provider of broadband telephone services with over 2.0 million subscriber lines as of September 30, 2006. Our services use Voice over Internet Protocol, or VoIP, technology, which enables voice communications over the Internet through the conversion and compression of voice signals into data packets. In order to use our service offerings, customers must have access to a broadband Internet connection with sufficient bandwidth (generally 60 kilobits per second or more) for transmitting those data packets.

We earn revenue and generate cash primarily through our broadband telephone service plans, each of which offers a different pricing structure based on a fixed monthly fee. We generate most of our revenue from those fees, substantially all of which we bill to our customers’ credit cards one month in advance.

We have invested heavily in an integrated marketing strategy to build strong brand awareness that supports our sales and distribution efforts. We acquire customers through a number of sales channels, including our websites, toll free numbers and a presence in major retailers located in the United States, Canada and the United Kingdom. We also acquire a significant number of new customers through Refer-a-Friend, our online customer referral program.

We launched our service in the United States in October 2002, in Canada in November 2004 and in the United Kingdom in May 2005. Since our U.S. launch, we have experienced rapid revenue and subscriber line growth. While our revenue has grown rapidly, we have incurred an accumulated deficit of $603.8 million from our inception through September 30, 2006. Although our net losses initially were driven primarily by start-up costs and the cost of developing our technology, more recently our net losses have been driven by our growth strategy. In order to grow our customer base and revenue, we have chosen to increase our marketing expenses significantly, rather than seeking to generate net income. In addition, we plan to continue to invest in research and development and customer care. We are pursuing growth, rather than profitability, in the near term to capitalize on the current expansion of the broadband and VoIP markets, and to establish and maintain a leading position in the market for broadband telephone services. We incurred marketing expense of $91.3 million and $269.8 million and a net loss of $62.2 million and $221.5 million for the three and nine months ended September 30, 2006, respectively. We intend to continue to pursue growth because we believe it will position us as a strong competitor in the long term. Although we believe we will achieve profitability in the future, we ultimately may not be successful and we may never achieve profitability.

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

Subscriber line growth.   Since our launch, we have experienced rapid subscriber line growth. For example, we grew from 85,717 subscriber lines as of December 31, 2003 to 390,566 as of December 31, 2004 to 1,269,038 as of December 31, 2005. In addition, we grew from 1,061,786 subscriber lines as of September 30, 2005 to 2,057,844 as of September 30, 2006 or approximately 1 million incremental subscriber lines. We believe we will continue to add a significant number of subscriber lines in future periods; however, we do not expect to sustain our historical subscriber line growth rate on a percentage basis due to a combination of increased competition, a significantly larger and growing customer base and increasing saturation among our initial target customer base, which included many early adopters.

Average monthly customer churn.   For the three months ended September 30, 2006, we experienced average monthly customer churn of 2.6% compared to 2.3% for the three months ended September 30, 2005. We believe this increase was driven, in part, by increased competition and our continued rapid growth and inability to hire enough qualified customer care employees, which led to less than satisfactory customer care during the first three quarters of 2006. We are working to improve our customer care. We believe that our churn will fluctuate over time and may increase as we shift our marketing focus from early adopters to mainstream customers and acquire customers from new sources, such as outbound telemarketing, that historically have had a higher churn rate.

Average monthly revenue per line.   Our average monthly revenue per line increased to $27.40 for the three months ended September 30, 2006 compared to $25.79 for the three months ended September 30, 2005. For the remainder of 2006, we believe that our average monthly revenue per line will remain steady or slightly increase. In March 2006, we began charging customers an Emergency 911 Cost Recovery fee, which has increased average monthly revenue per line. In addition, an increasing number of customers are choosing the residential unlimited plan as a result of the first month free promotion which has a positive effect on longer term average monthly revenue per line. These increases could be negatively impacted by the timing and duration of promotions such as the second line promotion introduced in late May 2006. In addition, in May 2006 we started offering free calls to certain countries in Europe for customers on our unlimited plans, which will decrease average monthly revenue per line.

Average monthly direct cost of telephony services per line.   Our average monthly direct cost of telephony services per line decreased to $6.86 for the three months ended September 30, 2006 compared to $8.56 for the three months ended September 30, 2005. This decrease has been driven by changes in customers’ calling patterns as international calling is a lower portion of our overall call volume and our fixed network costs are being spread over a larger subscriber line base. These decreases were partially offset by the costs of E-911 compliance.

Regulation.   Our business has developed in an environment largely free from regulation. However, the United States and other countries have begun to examine how VoIP services should be regulated, and a number of initiatives could have an impact on our business. For example, the FCC has concluded that wireline broadband Internet access, such as DSL and Internet access provided by cable companies, is an information service and is subject to lighter regulation than telecommunications services. This order may give providers of wireline broadband Internet access the right to discriminate against our services, charge their customers an extra fee to use our service or block our service. We believe it is unlikely that this will occur on a widespread basis, but if it does it would have a material adverse effect on us. Other regulatory initiatives include the assertion of state regulatory authority over us, FCC rulemaking regarding emergency calling services and proposed reforms for the intercarrier compensation system. In addition, the FCC recently concluded that VoIP providers must begin contributing to the Universal Service Fund on October 1, 2006, an order that we are appealing. The Internal Revenue Service, however, has discontinued the requirement to collect the Federal Excise Tax, which we stopped collecting on June 24, 2006. Complying with regulatory developments will impact our business by increasing our operating expenses, including legal and consulting fees, requiring us to make significant capital expenditures or increasing the taxes and regulatory fees we pay.

E-911 roll-out.   As of September 30, 2006, we were providing E-911 services to over 90% of our U.S. subscriber lines. We expect to complete the E-911 roll-out to nearly all of our remaining subscriber lines within the year. If the FCC orders us to disconnect customers or stop accepting new customers in areas where we have not yet implemented E-911 capability, it would reduce our subscriber growth while we work to complete the roll-out. This may result in an increase in our marketing cost per gross subscriber line addition, since most of our marketing programs are national in nature and we cannot significantly reduce our marketing costs in areas in which we could not accept new customers.

Operating Revenues

Operating revenues consists of telephony services revenue and customer equipment and shipping revenue.

Telephony services revenue.    Substantially all of our operating revenues are telephony services revenue. In the United States, we offer two residential plans, “Residential Premium Unlimited” and “Residential Basic 500,” and two small office and home office plans, “Small Business Unlimited” and “Small Business Basic.” Each of our unlimited plans offers unlimited domestic calling as well as Puerto Rico and Canada, subject to certain restrictions, and each of our basic plans offers a limited number of domestic calling minutes per month. Under our basic plans, we charge on a per minute basis when the number of domestic calling minutes included in the plan is exceeded for a particular month. International calls (except for calls to certain European countries) under our unlimited plans are charged on a per minute basis. These per minute fees are not included in our monthly subscription fees. We offer similar plans in Canada and the United Kingdom.

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

By collecting monthly subscription fees in advance and certain other charges immediately after they are incurred, we are able to reduce the amount of accounts receivable that we have outstanding, thus allowing us to have lower working capital requirements. Collecting in this manner also helps us mitigate bad debt exposure, which is recorded as a reduction to revenue. If a customer’s credit card is declined, we generally suspend international calling capabilities as well as the customer’s ability to incur domestic usage charges in excess of their plan minutes. Historically, in most cases, we are able to correct the problem with the customer within the current monthly billing cycle. If the customer’s credit card cannot be successfully processed during two billing cycles (i.e., the current and subsequent month’s billing cycle), we terminate the account.

We also generate revenue by charging a fee for activating service. Through June 2005, we charged an activation fee to our direct channel customers, or those customers who purchase equipment directly from us. Beginning in July 2005, we also began charging an activation fee to our retail channel customers, or customers who purchase equipment from retail stores. For our direct channel customers, activation fees, together with the related customer acquisition amounts for equipment, are deferred and amortized over the estimated average customer relationship period. For our retail channel customers, rebates and retailer commissions up to but not exceeding the activation fee, are also deferred and amortized over the estimated average customer relationship period. The amortization of deferred customer equipment expense is recorded to direct cost of goods sold. The amortization of deferred rebates is recorded as a reduction to telephony services revenue. The amortization of deferred retailer commissions is recorded as marketing expense. Through December 31, 2004, we estimated that the average customer relationship period would be 30 months based upon comparisons to other telecommunications companies. For 2005, this period was reevaluated based on our experience to date and we now estimate it will be 60 months. We have applied the 60-month customer relationship period on a prospective basis beginning January 1, 2005. For 2006, we have confirmed that the customer relationship period should be 60 months.

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

Customer equipment and shipping revenue.    Customer equipment and shipping revenue consists of revenue from sales of customer equipment to our wholesalers or directly to customers and retailers. In addition, customer equipment and shipping revenue includes the fees that we charge our customers for shipping any equipment to them.

Operating Expenses

Operating expenses consist of direct cost of telephony services, direct cost of goods sold, selling, general and administrative expense, marketing expense and depreciation and amortization.

Direct cost of telephony services.   Direct cost of telephony services primarily consists of fees that we pay to third parties on an ongoing basis in order to provide our services. These fees include:

•                  Access charges that we pay to other telephone companies to terminate domestic and international calls on the public switched telephone network. These costs represented approximately 59% and 64% of our direct cost of telephony services for the three months ended September 30, 2006 and 2005, respectively, with a portion of these payments ultimately being made to incumbent telephone companies. When a Vonage subscriber calls another Vonage subscriber, we do not pay an access charge.

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

•                  The cost of the equipment that we sell directly to retailers.

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

We anticipate an increase in our selling, general and administrative expense as we hire additional personnel to address our growing subscriber base and to handle the obligations of a public company but expect selling, general and administrative expense to decrease as a percentage of revenue in 2006 compared to 2005.

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

Key Operating Data

The following table contains certain key operating data that our management uses to measure the growth of our business and our operating performance:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Gross subscriber line additions	359,148	282,176	1,158,044	824,609
Net subscriber line additions	204,591	213,937	788,806	671,220
Subscriber lines (at period end)	2,057,844	1,061,786	2,057,844	1,061,786
Average monthly customer churn	2.6%	2.3%	2.4%	2.1%
Average monthly revenue per line	$27.40	$25.79	$28.25	$26.63
Average monthly telephony services revenue per line	$26.33	$24.84	$26.90	$25.60
Average monthly direct cost of telephony services per line	$6.86	$8.56	$7.80	$8.31
Marketing costs per gross subscriber line addition	$254.26	$208.76	$232.95	$213.77
Employees (excluding temporary help) (at period end)	1,675	1,393	1,675	1,393

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

Subscriber lines.   Our subscriber lines include, as of a particular date, all subscriber lines from which a customer can make an outbound telephone call on that date. Our subscriber lines include fax lines and SoftPhones but do not include our virtual phone numbers or toll free numbers, which only allow inbound telephone calls to customers. We added approximately 1 million subscribers from 1,061,786 subscriber lines as of September 30, 2005 to 2,057,844 as of September 30, 2006. The increase in our subscriber lines was directly related to an increase in our advertising spending and our expansion to other media, such as television, direct mail, alternative media and outbound telemarketing, which have a broader customer reach.

Average monthly customer churn.   Average monthly customer churn for a particular period is calculated by dividing the number of customers that terminated during that period by the simple average number of customers during the period, and dividing the result by the number of months in the period. The simple average number of customers during the period is the number of customers on the first day of the period, plus the number of customers on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first 30 days after activation. Our average monthly customer churn was 2.6% for the three months ended September 30, 2006 compared to 2.3% for the three months ended September 30, 2005. We monitor churn on a daily basis and use it as an indicator of the level of customer satisfaction. Other companies may calculate churn differently, and their churn data may not be directly comparable to ours. Customers who have been with us for a year or more tend to have a significantly lower churn rate than customers who have not. This means that during periods of rapid customer growth or if we fail to address issues with our customer care our churn rate is likely to increase. In addition, our churn will fluctuate over time and may increase as we shift our marketing focus from early adopters to mainstream customers and acquire customers from new sources, such as outbound telemarketing, that historically have had a higher churn rate. Also, our churn rate could be negatively affected by increased competition.

Average monthly revenue per line.   Average monthly revenue per line for a particular period is calculated by dividing our total revenue for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. The simple average number of subscriber lines for the period is the number of subscriber lines on the first day of the period, plus the number of subscriber lines on the last day of the period, divided by two. Our average monthly revenue per line was $27.40 for the three months ended September 30, 2006 compared to $25.79 for the three months ended September 30, 2005.

Average monthly telephony services revenue per line.   Average monthly telephony services revenue per line for a particular period is calculated by dividing our total telephony services revenue for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. Our average monthly telephony services revenue per line was $26.33 for the three months ended September 30, 2006 compared with $24.84 for the three months ended September 30, 2005.

Average monthly direct cost of telephony services per line.   Average monthly direct cost of telephony services per line for a particular period is calculated by dividing our direct cost of telephony services for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. We use the average monthly direct cost of telephony services per line to evaluate how effective we are at managing our costs of providing service. Our average monthly direct cost of telephony services per line decreased from $8.56 for the three months ended September 30, 2005 to $6.86 for the three months ended September 30, 2006.

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

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Operating Revenues:
Telephony services	96%	96%	95%	96%
Customer equipment and shipping	4	4	5	4
	100	100	100	100

Operating Expenses:
Direct cost of telephony services (excluding depreciation and amortization)	25	33	28	31
Direct cost of goods sold	11	13	12	17
Selling, general and administrative	45	61	45	57
Marketing	57	80	64	101
Depreciation and amortization	4	4	4	4
	142	191	153	210

Loss from operations	(42)	(91)	(53)	(110)

Other Income (Expense):
Interest income	5	2	3	2
Interest expense	(2)	—	(3)	—
	3	2	—	2

Loss before income taxes	(39)	(89)	(53)	(108)

Income taxes	—	—	—	—

Net loss	(39)%	(89)%	(53)%	(108)%

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

Telephony Services Revenue and Direct Cost of Telephony Services

	Three Months Ended
	September 30,		$	%
	2006	2005	Change	Change
	(dollars in thousands)
Telephony services	$154,487	$71,158	$83,329	117%
Direct cost of telephony services (excluding depreciation and amortization of $3,022 and $2,025, respectively)	40,272	24,514	15,758	64%

Telephony services revenue.   The increase in telephony services revenue of $83.3 million, or 117%, was primarily due to an increase of $63.2 million in monthly subscription fees resulting from an increased number of subscriber lines, which grew from 1,061,786 at September 30, 2005 to 2,057,844 at September 30, 2006. Also, the growing number of subscriber lines generated additional revenue from activation fees of $2.1 million, increased revenue of $5.0 million from a higher volume of international calling, increased revenue of $1.7 million from customers exceeding their plan minutes and increased revenue of $7.1 million in regulatory fees we collected from customers. Additionally, add-on features to our service plans generated an increase of $2.4 million. We also had a $2.3 million increase in the fees we charge for disconnecting our service and a $2.2 million reduction in credits we issued offset by $2.8 million increase in bad debt expense. We believe that telephony services revenue will continue to increase in 2006, as we expect an increase in the number of subscribers. However, we might not experience the same rapid growth as in prior years.

Direct cost of telephony services.    The increase in direct cost of telephony services of $15.8 million, or 64%, was primarily due to the increase in the number of subscriber lines, which increased the costs that we pay other phone companies for terminating phone calls by $9.5 million. We also incurred increased costs of $2.9 million for establishing compliance systems for E-911 services and for E-911 call processing. Our network costs, which includes costs for co-locating in other carriers’ facilities, for leasing phone numbers, routing calls on the Internet, and transferring calls to and from the Internet to the public switched telephone network, increased by $3.0 million. This was offset by the reduction in the cost of porting phone numbers for our customers by $0.7 million.

Customer Equipment and Shipping Revenue and Direct Cost of Goods Sold

	Three Months Ended
	September 30,		$	%
	2006	2005	Change	Change
	(dollars in thousands)
Customer equipment and shipping	$6,235	$2,713	$3,522	130%
Direct cost of goods sold	16,934	9,622	7,312	76%
Customer equipment and shipping gross loss	$(10,699)	$(6,909)	$(3,790)	55%

Customer equipment and shipping revenue.    Our customer equipment and shipping revenue increased by $3.5 million, or 130%, primarily due to an increase in the number of new customers subscribing to our services, resulting in incremental shipping revenue of $1.7 million. In addition, we changed our default shipping option to second day shipping in late February 2006 resulting in higher shipping fees. Customer equipment sales increased by $1.8 million, as in the fourth quarter of 2005 we began to offer our direct customers the option of upgrading their customer equipment at the time of customer sign-up for an additional fee. We expect that customer equipment and shipping revenue will continue to increase in 2006 as a result of growth in our customer base and customer equipment upgrades.

Direct cost of goods sold.    The increase in direct cost of goods sold of $7.3 million, or 76%, was due largely to the increase in the number of new customers subscribing to our services, which resulted in additional costs of $6.4 million associated with our provision of customer equipment, as well as additional costs for shipping customer equipment of $0.9 million, including incremental costs associated with second day shipping.

Selling, General and Administrative

	Three Months Ended
	September 30,		$	%
	2006	2005	Change	Change
	(dollars in thousands)
Selling, general and administrative	$72,052	$45,030	$27,022	60%

Selling, general and administrative.    The increase in selling, general and administrative expenses of $27.0 million, or 60%, was primarily due to an increase in the number of our employees, which grew to 1,675 full time employees at September 30, 2006 from 1,393 at September 30, 2005, and an increase in outsourced labor. This increase resulted in higher wages, employee-related benefits, fees for recruitment of new employees and outsourced labor costs of $16.5 million. On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), and accordingly have recognized $7.3 million of compensation expense for stock-based awards for the three months ended September 30, 2006. As a result of our high turnover among our customer care employees, we have experienced an increase in training and recruiting costs. Also, we experienced an increase in our facility maintenance and other administrative expenses of $5.1 million partially due to the relocation of our headquarters. As we continued to add customers, our credit card fees have increased as well by $2.4 million.  We also experienced a reduction in professional fees of $2.4 million primarily related to legal fees and a reduction of $2.2 million in tax expense for what we potentially might owe for sales tax.

While selling, general and administrative expenses have increased, they have decreased as a percentage of revenue from 61% for the three months ended September 30, 2005 to 45% for the three months ended September 30, 2006. For the remainder of 2006, we believe that selling, general and administrative expenses will continue to increase as we expect an increase in the number of our employees and outsourced labor. We also expect to incur additional costs related to being a public company, and we expect an increase in credit card fees as the number of our subscribers and revenues grow. However, we expect these expenses to continue to decrease as a percentage of revenue.

Marketing

	Three Months Ended
	September 30,		$	%
	2006	2005	Change	Change
	(dollars in thousands)
Marketing	$91,316	$58,906	$32,410	55%

Marketing.    The increase in marketing expense of $32.4 million, or 55%, was primarily due to an increase in television advertising, direct mail campaigns and telemarketing fees of $35.8 million offset by a decrease of $12.3 million in online and radio advertising. We have slightly shifted our focus of advertising to reach out to the mainstream consumer and increase brand awareness, primarily with new television commercials during National Football League and University of Notre Dame football games and by sponsoring events such as Ryder Cup Golf and the WNBA all-star game.

We also had increased costs of $6.7 million for alternative media and $6.1 million for other miscellaneous marketing fees. This was offset by decreased costs of $3.8 million related to our retail channel, which includes the costs of advertisements and in-store placement fees as well as activation commissions to retailers.

For the remainder of 2006, we will continue to incur a significant amount of marketing costs as we pursue our growth strategy of increasing our subscriber and revenue base.

Depreciation and Amortization

	Three Months Ended
	September 30,		$	%
	2006	2005	Change	Change
	(dollars in thousands)
Depreciation and amortization	$5,946	$3,150	$2,796	89%

Depreciation and amortization.    The increase in depreciation and amortization of $2.8 million, or 89%, was primarily due to an increase in capital expenditures for the continued expansion of our network, computer equipment for our new employees and leasehold improvements for our Holmdel, New Jersey headquarters.

Other Income (Expense)

	Three Months Ended
	September 30,		$	%
	2006	2005	Change	Change
	(dollars in thousands)
Interest income	$7,721	$1,356	$6,365	469%
Interest expense	(3,999)	(1)	(3,998)	*
Other, net	(108)	1	(109)	*
	$3,614	$1,356	$2,258

Interest income.    The increase in interest income of $6.4 million was due to an increase in cash, cash equivalents and marketable securities from our convertible notes issued in December 2005 and January 2006 and our initial public offering in May 2006.

Interest expense.    The increase in interest expense of $4.0 million was primarily related to interest on our convertible notes that were issued in December 2005 and January 2006.

Provision for Income Taxes

We have net losses for financial reporting purposes. Recognition of deferred tax assets will require generation of future taxable income. There can be no assurance that we will generate sufficient taxable income in future years. Therefore, we established a valuation allowance on net deferred tax assets of $238.3 million as of September 30, 2006.

As of September 30, 2006, we had net operating loss carryforwards for U.S. federal and state tax purposes of $491.0 million and $476.8 million, respectively, expiring at various times from years ending 2020 through 2026. In addition, we had net operating loss carryforwards for Canadian tax purposes of $38.0 million expiring through 2013. We also had net operating loss carryforwards for United Kingdom tax purposes of $13.7 million with no expiration date.

Net Loss

	Three Months Ended
	September 30,		$	%
	2006	2005	Change	Change
	(dollars in thousands)
Net loss	$(62,184)	$(65,995)	$3,811	(6)%

Net Loss.    Based on the explanations described above, our net loss of $62.2 million for the three months ended September 30, 2006 decreased by $3.8 million, or 6%, from $66.0 million for the three months ended September 30, 2005.

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

Telephony Services Revenue and Direct Cost of Telephony Services

	Nine Months Ended
	September 30,		$	%
	2006	2005	Change	Change
	(dollars in thousands)
Telephony services	$402,781	$167,280	$235,501	141%
Direct cost of telephony services (excluding depreciation and amortization of $8,707 and $4,405, respectively)	116,802	54,341	62,461	115%

Telephony services revenue.   The increase in telephony services revenue of $235.5 million, or 141%, was primarily due to an increase of $178.2 million in monthly subscription fees resulting from an increased number of subscriber lines, which grew from 1,061,786 at September 30, 2005 to 2,057,844 at September 30, 2006. Also, the growing number of subscriber lines generated additional revenue from activation fees of $6.1 million, increased revenue of $17.8 million from a higher volume of international calling, increased revenue of $5.3 million from customers exceeding their plan minutes and increased revenue of $18.6 million in regulatory fees collected from customers. Additionally, add-on features to our service plans generated an increase of $7.4 million and we had a $6.5 million increase in the fees we charge for disconnecting our service. We also had a decrease in customer credits and rebates of $4.5 million offset by an increase in bad debt of $9.0 million.

Direct cost of telephony services.   The increase in direct cost of telephony services of $62.5 million, or 115%, was primarily due to the increase in the number of subscriber lines, which increased the costs that we pay other phone companies for terminating phone calls by $35.0 million. We also incurred increased costs of $10.6 million for establishing compliance systems for E-911 services and for E-911 call processing. Our network costs for co-locating in other carriers’ facilities, for leasing phone numbers, routing calls on the Internet, and transferring calls to and from the Internet to the public switched telephone network increased by $10.8 million. Also, the cost of porting phone numbers for our customers increased by $4.3 million.

Customer Equipment and Shipping Revenue and Direct Cost of Goods Sold

	Nine Months Ended
	September 30,		$	%
	2006	2005	Change	Change
	(dollars in thousands)
Customer equipment and shipping	$20,202	$6,736	$13,466	200%
Direct cost of goods sold	50,561	30,451	20,110	66%
Customer equipment and shipping gross loss	$(30,359)	$(23,715)	$(6,644)	28%

Customer equipment and shipping revenue. Our customer equipment and shipping revenue increased by $13.5 million, or 200%, primarily due to an increase in the number of new customers subscribing to our services. Customer equipment sales increased by $7.8 million, as in the fourth quarter of 2005 we began to offer our direct customers the option of upgrading their customer equipment at the time of customer sign-up for an additional fee. Also, there was increased incremental shipping revenue of $5.7 million related to the increase in new customers and a change of our default shipping option to second day shipping in late February 2006 resulting in higher shipping fees.

Direct cost of goods sold.   The increase in direct cost of goods sold of $20.1 million, or 66%, was due largely to the increase in the number of new customers subscribing to our services, which resulted in additional costs of $16.3 million associated with our provision of customer equipment, as well as increased costs of shipping equipment to customers of $3.8 million, including incremental costs associated with second day shipping.

Selling, General and Administrative

	Nine Months Ended
	September 30,		$	%
	2006	2005	Change	Change
	(dollars in thousands)
Selling, general and administrative	$191,036	$98,808	$92,228	93%

Selling, general and administrative.    The increase in selling, general and administrative expenses of $92.2 million, or 93%, was primarily due to an increase in the number of our employees, which grew to 1,675 full time employees at September 30, 2006 from 1,393 at September 30, 2005, and an increase in outsourced labor. This increase resulted in higher wages, employee-related benefits, fees for recruitment of new employees and outsourced labor costs of $50.7 million. On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), and accordingly have recognized $20.0 million of compensation expense for stock-based awards for the nine months ended September 30, 2006. As a result of our high turnover among our customer care employees, we have experienced an increase in training and recruiting costs. Also, we experienced an increase in our facility maintenance and other administrative expenses of $15.2 million partially due to the relocation of our headquarters offset by a decrease in professional fees of $0.7 million primarily related to legal fees and a reduction of $0.8 million in tax expense for what we potentially might owe for sales tax. As we continued to add customers, our credit card fees have increased as well by $7.6 million.

While selling, general and administrative expenses have increased, they have decreased as a percentage of revenue from 57% for the nine months ended September 30, 2005 to 45% for the nine months ended September 30, 2006.

Marketing

	Nine Months Ended
	September 30,		$	%
	2006	2005	Change	Change
	(dollars in thousands)
Marketing	$269,768	$176,279	$93,489	53%

Marketing.    The increase in marketing expense of $93.5 million, or 53%, was primarily due to an increase in television advertising, direct mail campaigns and telemarketing fees of $105.9 million offset by a decrease of $35.9 million in online and radio advertising. We have slightly shifted our focus of advertising to reach out to the mainstream consumer and increase brand awareness, primarily with new television commercials during National Football League and University of Notre Dame football games and by sponsoring events such as Ryder Cup Golf, the Preakness Stakes, the WNBA all-star game and World Cup Soccer.

We also had increased costs of $5.3 million for advertising agency fees, increased costs of $10.2 for alternative media and $8.2 million for other miscellaneous marketing fees.

Depreciation and Amortization

	Nine Months Ended
	September 30,		$	%
	2006	2005	Change	Change
	(dollars in thousands)
Depreciation and amortization	$16,645	$7,026	$9,619	137%

Depreciation and amortization.    The increase in depreciation and amortization of $9.6 million, or 137%, was primarily due to an increase in capital expenditures for the continued expansion of our network, system enhancements for customer care and computer equipment for our new employees.

Other Income (Expense)

	Nine Months Ended
	September 30,		$	%
	2006	2005	Change	Change
	(dollars in thousands)
Interest income	$14,442	$3,270	$11,172	342%
Interest expense	(13,977)	(1)	(13,976)	*
Other, net	(116)	—	(116)	*
	$349	$3,269	$(2,920)

Interest income.    The increase in interest income of $11.2 million was primarily due to an increase in cash, cash equivalents and marketable securities from our convertible notes issued in December 2005 and January 2006 and our initial public offering in May 2006.

Interest expense.    The increase in interest expense of $14.0 million was primarily related to interest on our convertible notes that were issued in December 2005 and January 2006.

Net Loss

	Nine Months Ended
	September 30,		$	%
	2006	2005	Change	Change
	(dollars in thousands)
Net loss	$(221,480)	$(189,620)	$(31,860)	17%

Because the increases in expenses exceeded the increases in revenues described above, our net loss increased by $31.9 million, or 17%, from $189.6 million for the nine months ended September 30, 2005 to $221.5 million for the nine months ended September 30, 2006.

Liquidity and Capital Resources

Overview

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2006	2005
	(dollars in thousands)
Net cash used in operating activities	$(160,692)	$(131,155)
Net cash used in investing activities	(297,200)	(64,914)
Net cash provided by financing activities	479,349	195,994

We have incurred significant operating losses since our inception. As a result, we have generated negative cash flows from operations, and have an accumulated deficit of $603.8 million at September 30, 2006. Our primary sources of funds have been proceeds from private placements of our preferred stock, a private placement of our convertible notes, an initial public offering of our common stock, operating revenues and borrowings under notes payable from our principal stockholder and Chairman, which were subsequently converted into shares of our preferred stock. In 2005, we raised proceeds, net of expenses, of $195.7 million from the issuance of preferred stock and raised proceeds, net of expenses, of $240.0 million in December 2005 and January 2006 in a private placement of our convertible notes. In 2006, we raised $493.6 million in net proceeds from an initial public offering, or IPO, of our common stock. We are using the proceeds from these offerings for working capital and other general corporate purposes, including funding operating losses.

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

In the future we will have to continue paying quarterly interest on our convertible notes. We may pay this interest in cash or in kind, the latter of which would have the effect of increasing the principal amount outstanding under the convertible notes. In March 2006, we paid interest in kind of $3.7 million, and in each of June and September 2006 we paid $3.1 million of interest in cash. We will not elect to pay interest in cash on these convertible notes in the future unless we have adequate cash available.

We also have contingent liabilities for state and local sales taxes. As of September 30, 2006, we had a reserve of $11.3 million. If our ultimate liability exceeds this amount, it could have a material adverse effect on us. However, we do not believe it would significantly impair our liquidity.

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

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

Cash used in operating activities for the nine months ended September 30, 2006 was $160.7 million and consisted of a net loss of $221.5 million, offset by adjustments for non-cash items of $42.4 million and $18.4 million provided by working capital and other activities. Adjustments for non-cash items consisted primarily of depreciation and amortization of $16.6 million, $20.0 million for stock option compensation and $3.3 million for accrued interest primarily for our convertible notes. Working capital activities primarily consisted of a net increase in cash of $31.1 million for accounts payable and accrued expenses primarily related to marketing and $10.8 million for deferred revenue net of deferred product costs offset by a decrease in cash of $13.5 million for prepaid expenses, $7.3 million for accounts receivable and $2.8 million for inventory.

Cash used in operating activities for the nine months ended September 30, 2005 was $131.2 million resulting from a net loss of $189.6 million, offset by adjustments for non-cash items of $6.0 million and $52.4 million provided by working capital and other activities. Adjustments for non-cash items consisted primarily of $7.0 million for depreciation and amortization. Working capital activities primarily consisted of accounts payable and accrued expenses of $66.0 million, which primarily related to the increase in our marketing and payroll expenses.

Cash used in investing activities for the nine months ended September 30, 2006 of $297.2 million was attributable to net purchases and sales of marketable securities of $256.5 million and capital expenditures of $33.6 million, $5.3 million for the acquisition of three patents, and an increase in restricted cash of $1.9 million. Cash from our initial public offering in May 2006 and debt offering in December 2005 and January 2006 was invested in marketable securities, pending use to fund our loss from operations.

Cash used in investing activities for the nine months ended September 30, 2005 of $64.9 million was attributable to net purchases and sales of marketable securities of $20.6 million offset by capital expenditures of $37.2 million and an increase in restricted cash of $7.1 million.

Cash provided by financing activities for the nine months ended September 30, 2006 of $479.3 million was primarily attributable to net proceeds from our initial public offering in May 2006 of $493.6 million, net of costs, offset by the purchase of treasury stock of $11.7 million related to customers that committed to purchase our common stock through our Directed Share Program and subsequently defaulted on payment and $4.0 million of net payments to Underwriters related to our Directed Share Program indemnification.

Cash provided by financing activities for the nine months ended September 30, 2005 of $196.0 million was due primarily to proceeds from our preferred stock offering in April 2005.

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

On an ongoing basis, we evaluate our estimates, including the following:

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

We also generate revenue by charging a fee for activating service. Through September 2005, we charged an activation fee to customers in the direct channel. Beginning in July 2005, we also began charging an activation fee in the retail channel. Customer activation fees, along with the related customer acquisition amounts for customer equipment in the direct channel and for rebates and retailer commissions in the retail channel up to but not exceeding the activation fee, are deferred and amortized over the estimated average customer relationship period. The amortization of deferred customer equipment is recorded to direct cost of goods sold. The amortization of deferred rebates is recorded as a reduction to telephony services revenue. The amortization of deferred retailer commissions is recorded as marketing expense. Through December 31, 2004, this estimated customer relationship period was deemed to be 30 months based upon comparisons to other telecommunications companies as we did not have an operating history. For 2005, the estimated customer relationship period was reevaluated based upon our experience and determined to be 60 months. We have applied the 60-month customer relationship period on a prospective basis beginning January 1, 2005. For 2006, we have confirmed that the customer relationship period should be 60 months.

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

Net Operating Loss Carryforwards

As of September 30, 2006, we had net operating loss carryforwards for U.S. federal and state tax purposes of $491.0 million and $476.8 million, respectively, expiring at various times from years ending 2020 through 2026. In addition, we have net operating loss carryforwards for Canadian tax purposes of $38.0 million expiring through 2013. We also have net operating loss carryforwards for United Kingdom tax purposes of $13.7 million with no expiration date.

Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change of control net operating loss carryforward and other pre-change tax attributes against its post-change income may be limited. The Section 382 limitation is applied annually so as to limit the use of our pre-change net operating loss carryforwards to an amount that generally equals the value of our stock immediately before the ownership change multiplied by a designated federal long-term tax-exempt rate. In addition, we may be able to increase the base Section 382 limitation amount during the first five years following the ownership change to the extent we realize built-in gains during that time period. A built-in gain generally is gain or income attributable to an asset that was held at the date of the ownership change and that had a fair market value in excess of the tax basis at the date of the ownership change. Section 382 provides that any unused Section 382 limitation amount can be carried forward and aggregated with the following year’s available net operating losses. Due to the cumulative impact of our equity issuances over the past three years, a change of ownership occurred upon the issuance of our Series E Preferred Stock at the end of April 2005. As a result, $171.1 million of the total U.S net operating losses will be subject to an annual base limitation of $39.4 million. As noted above, we believe we may be able to increase the base Section 382 limitation for built-in gains during the first five years following the ownership change.

We are currently conducting research to evaluate the impact of Section 382 in relation to our initial public offering consummated on May 30, 2006. The results of which may indicate a further limitation on the utilization of the $319.9 million in domestic net operating losses accumulated since our Series E preferred stock issuance in April 2005.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements”.  The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We are currently assessing the impact of adopting SFAS 157 on the consolidated financial statements.

On July 13, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

Interest Rate Risk

We invest in a variety of securities, consisting primarily of investments in interest-bearing demand deposit accounts with financial institutions, money market funds and highly liquid debt securities of corporations and municipalities. By policy, we limit the amount of credit exposure to any one issuer.

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

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Section 404 compliance project.

Beginning with the year ending December 31, 2007, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include management’s report on our internal control over financial reporting in our Annual Report on Form 10-K.

In order to achieve compliance with Section 404 within the prescribed period, management has been conducting a Section 404 compliance project under which management has hired dedicated, internal Sarbanes-Oxley Act compliance personnel, third-party consultants and adopted a detailed project work plan to assess the adequacy of our internal control over financial reporting, remediate any control deficiencies that may be identified, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. In connection with this compliance project, we have, among other things, drafted critical accounting policies and procedures and evaluated our information technology controls and procedures.  We expect to continue to make changes, as appropriate, in our internal control over financial reporting during the periods prior to December 31, 2007 in connection with our Section 404 compliance project.

Except as described above, during the fiscal quarter ended September 30, 2006, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1.    Legal Proceedings

We are subject to a number of lawsuits, government investigations and claims arising out of the conduct of our business. See a discussion of our litigation matters in Note 6 of Notes to our Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A. Risk Factors

The following discussion includes one risk factor (“We are currently subject to securities class action litigation, the unfavorable outcome of which might have a material adverse effect on our financial condition, results of operations and cash flows”) that reflects an addition to the risk factors included in our Registration Statement on Form S-1 (Registration No. 333-131659). In addition, the following three risk factors ((i)”We may be required to contribute to the Universal Service Fund, increasing our cost of providing services. If we collect those contributions from our customers, the cost advantage we offer customers would be reduced,” (ii)”There is no existing market for our common stock, and we do not know if one will develop that will provide you with adequate liquidity. You may not be able to resell our common stock at or above the initial public offering price,” and (iii)”As a new investor, you will experience immediate and substantial dilution”) were deleted from such risk factors. The following description supersedes the description of the risk factors previously disclosed in our Registration Statement on Form S-1 (Registration No. 333-131659).

Risks Related to Our Business and Industry

We have incurred increasing quarterly losses since our inception, and we expect to continue to incur losses in the future.

We have incurred losses since our inception, and we expect to continue to incur losses in the future. For the period from our inception through September 30, 2006, our accumulated deficit was $603.8 million. Until recently, our quarterly net losses have increased each quarter from our inception through the quarter ended September 30, 2006, for which our net loss was $62.2 million. Initially, our net losses were driven principally by start-up costs and the costs of developing our technology. More recently, our net losses have been driven principally by marketing expense, which was $91.3 million for the three months ended September 30, 2006. In order to grow our revenue and customer base, we have chosen to increase our marketing expenditures significantly. In addition, we plan to continue to invest in research and development and customer care. We are pursuing growth, rather than profitability, in the near term to capitalize on the current expansion of the broadband and VoIP markets and enhance the future value of our company. Although we believe we will achieve profitability in the future, we ultimately may not be successful and we may never achieve profitability. In the past, we projected that we would generate net income during future periods, but then generated a net loss. We intend to continue to increase our marketing expense, and we may continue to generate net losses for the foreseeable future. In addition, we will always be required to incur some marketing expense in order to replace customers who terminate our service, or “churn.” Further, marketing expense is not the only factor that may contribute to our net losses. For example, interest expense on our convertible notes of at least $12.7 million annually will contribute to our net losses. As a result, even if we significantly reduce our marketing expense, we may continue to incur net losses.

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

Although we have designed our service network to reduce the possibility of disruptions or other outages, our service may be disrupted by problems with our technology and systems, such as malfunctions in our software or other facilities and overloading of our network. Our customers have experienced interruptions in the past and may experience interruptions in the future as a result of these types of problems. Interruptions have in the past and may in the future cause us to lose customers and offer substantial customer credits, which could adversely affect our revenue and profitability. For example, during 2005 our service was significantly impaired on two separate occasions. In March 2005, a problem during a software upgrade to our call processing system caused most of our customers to experience intermittent service for several hours. In August 2005, one of our third-party carriers experienced an outage of approximately 90 seconds, which caused a failure in some of our gateways. As a result, during a period of several hours, approximately two out of three outbound calls from our customers to the public switched telephone network experienced an “all circuits busy” condition. Recently, we’ve had other outages that affected smaller groups of customers at various times. In addition, because our systems and our customers’ ability to use our services are Internet-dependent, our services may be subject to “hacker attacks” from the Internet, which could have a significant impact on our systems and services. If service interruptions adversely affect the perceived reliability of our service, we may have difficulty attracting and retaining customers and our brand reputation and growth may suffer.

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

Good customer care is important to acquiring and retaining customers. In the recent past, we have not been able to expand our customer care operations quickly enough to meet the needs of our greatly increased customer base, and the quality of our customer care has suffered. For example, in the first quarter of 2006, our customers experienced longer than acceptable hold times when they called us for assistance. In the third quarter of 2006, our average monthly customer churn rate increased to 2.6% from 2.3% in the prior quarter and in the short-term may continue to increase. We believe this increase was due in part to our rapid growth and inability to hire enough qualified customer care employees which led to less than satisfactory customer care during these quarters. In the future, as we broaden our Vonage-enabled device offerings and our customers build increasingly complex home networking environments, we will face additional challenges in training our customer care staff. We face a high turnover rate among our customer care employees. We continue to hire and train customer care representatives at a rapid rate in order to meet the needs of our growing customer base. If we are unable to hire, train and retain sufficient personnel to provide adequate customer care, we may experience slower growth, increased costs and higher churn levels, which would cause our financial results to be negatively impacted.

If we are unable to improve our process for local number portability provisioning, our growth may be negatively impacted.

We support local number portability for our customers, which allows our customers to retain their existing telephone numbers when subscribing to our services. Transferring numbers is a manual process that in the past could have taken us 20 business days or longer, although we have taken steps to automate this process to reduce the delay. A new Vonage customer must maintain both Vonage service and the customer’s existing telephone service during the transferring process. By comparison, transferring wireless telephone numbers among wireless service providers generally takes several hours, and transferring wireline telephone numbers among traditional wireline service providers generally takes a few days. The additional delay that we experience is due to our reliance on the telephone company from which the customer is transferring and to the lack of full automation in our process. Further, because we are not a regulated telecommunications provider, we must rely on the telephone companies, over whom we have no control, to transfer numbers. We also rely on two third parties who have contractual obligations to us to facilitate the transfer of customers’ telephone numbers. Local number portability is considered an important feature by many potential customers, and if we fail to reduce related delays, we may experience increased difficulty in acquiring new customers.

A higher rate of customer terminations would negatively impact our business by reducing our revenue or requiring us to spend more money to grow our customer base.

Our rate of customer terminations, or average monthly customer churn, was 2.6% for the three months ended September 30, 2006. During those three months, approximately 129,368 of our customers terminated. Our churn rate could increase in the future if customers are not satisfied with our service. Other factors, including increased competition from other providers, also influence our churn rate.

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

We intend to continue spending substantial amounts on marketing and product development in order to grow our business. Although we believe we will achieve profitability in the future, we may need to obtain additional financing to respond to new competitive pressures or to respond to opportunities to acquire complementary businesses or technologies. Our significant losses to date may prevent us from obtaining additional funds on favorable terms or at all. For the three months ended September 30, 2006, we recorded a net loss of $62.2 million. Because of these losses and our limited tangible assets, we do not fit traditional credit lending criteria, which, in particular, could make it difficult for us to obtain loans or to access the capital markets. For example, we discussed a revolving credit facility with commercial banks in the summer of 2005. As a result of those discussions, we believe most commercial lenders will require us to very significantly reduce our loss from operations before they will lend us money. In addition, the terms of our outstanding convertible notes provide for additional shares to be issued upon conversion if we sell shares of our common stock at a price that is less than the average trading price of our common stock over the 10-day period prior to any such sale, which might further limit our access to the capital markets. Finally, our ability to raise additional capital through the issuance of equity securities may be impaired due to the events surrounding our IPO. A failure to obtain additional financing could adversely affect our ability to grow and maintain our business.

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

Our business and operations have expanded rapidly since our inception in May 2000. For example, during the 21 months ended September 30, 2006, the number of our employees more than doubled, growing from 648 to 1,675, and we experienced high turnover among our customer care employees. To support our expanded customer base effectively and meet our growth objectives for the future, we must continue to successfully hire, train, motivate and retain our employees. We expect that significant further expansion will be necessary. In addition, in order to manage our expanded operations, we will need to continue to improve our management, operational and financial controls and our reporting systems and procedures. All of these measures will require significant expenditures and will demand the attention of management. If we are not able to hire, train and retain the necessary personnel, specifically employees with expertise in information technology and engineering, or if these operational and reporting improvements are not implemented successfully, we may have to make significant additional expenditures and further draw management attention away from running our business to address these issues. The quality of our services could suffer, which could negatively affect our brand, operating results and financial position.

Because much of our potential success and value lies in our use of internally developed systems and software, if we fail to protect them, it could negatively affect us.

Our ability to compete effectively is dependent in large part upon the maintenance and protection of systems and software that we have developed internally. While we have several pending patent applications and recently acquired three patents from Digital Packet Licensing, Inc. that enable VoIP technology, we cannot patent much of the technology that is important to our business. In addition, our pending patent applications may not be successful. To date, we have relied on copyright, trademark and trade secret laws, as well as confidentiality procedures and licensing arrangements, to establish and protect our rights to this technology. We typically enter into confidentiality or license agreements with our employees, consultants, customers and vendors in an effort to control access to and distribution of technology, software, documentation and other information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use this technology without authorization. Policing unauthorized use of this technology is difficult. The steps we take may not prevent misappropriation of the technology we rely on. In addition, effective protection may be unavailable or limited in some jurisdictions outside the United States, Canada and the United Kingdom. Litigation may be necessary in the future to enforce or protect our rights or to determine the validity and scope of the rights of others. That litigation could cause us to incur substantial costs and divert resources away from our daily business, which in turn could materially adversely affect our business.

We are currently subject to securities class action litigation, the unfavorable outcome of which might have a material adverse effect on our financial condition, results of operations and cash flows.

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

We have been named as a defendant in several suits currently pending that relate to alleged patent infringement. In addition, we have been subject to other infringement claims in the past and may be subject to infringement claims in the future. We may be unaware of filed patent applications and issued patents that could relate to our products and services. Intellectual property litigation could:

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

There is a risk that some third parties will not do business with us, that some prospective investors will not purchase our securities or that some customers may be wary of signing up for service with us as a result of allegations against Mr. Citron and his past SEC and NASD settlements. We believe that some financial institutions and accounting firms have declined to enter into business relationships with us in the past, at least in part because of these matters. Other institutions and potential business associates may not be able to do business with us because of internal policies that restrict associations with individuals who have entered into SEC and NASD settlements. While we believe that these matters have not had a material impact on our business, they may have a greater impact on us while we are a public company, including by adversely affecting our ability to enter into commercial relationships with third parties that we need to effectively and competitively grow our business. Further, should Mr. Citron in the future be accused of, or be shown to have engaged in, additional improper or illegal activities, the impact of those accusations or the potential penalties from such activities could be exacerbated because of the matters discussed above. If any of these risks were to be realized, there could be a material adverse effect on our business or the market price of our common stock.

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

We have notified our customers of the differences between our emergency calling services and those available through traditional telephony providers and have received affirmative acknowledgement from substantially all of our customers. We also have taken steps to comply with the FCC’s order by the November 28, 2005 deadline, but we are not currently in full compliance and do not expect to be in full compliance in the short term unless we are granted a waiver of the requirements by the FCC. As of September 30, 2006, we were not providing E-911 service to approximately 10% of our U.S. subscriber lines.

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

There are numerous taxes and fees assessed on traditional telephone services that we believe have not been applicable to us and that we have not paid in the past. Previously, we only collected and remitted sales taxes for customers with a billing address in New Jersey, where our corporate operations are conducted. However, as a result of changes in certain states’ statutes as part of the streamlined sales tax initiatives and numerous tax agreements we have entered into with states, we are collecting and remitting sales tax in 41 states as of September 30, 2006. We also believe it is likely that we eventually will be required to collect and remit sales taxes in virtually all U.S. states that charge sales taxes. This will have the effect of decreasing any price advantage we may have. Some states have taken the position that we should have collected and remitted sales taxes in the past and have sought to collect those past sales taxes from us and impose fines, penalties or interest charges on us. We established a reserve of $11.3 million, as of September 30, 2006, for these matters. If our ultimate liability exceeds that amount, it could have a material adverse effect on us.

We began charging customers an Emergency 911 Cost Recovery fee of $0.99 per month, effective March 7, 2006. This fee is designed to cover some of our costs associated with complying with E-911 regulation and our national 911 emergency call center. State and local governments may also assess fees to pay for emergency services in a customer’s community. As of September 30, 2006, we are collecting and remitting 911 related fees to the appropriate authorities in fifteen states. We expect this fee for most of our customers to be between $0.50 to $1.50 per month, and as high as $3.00 for a limited number of customers, depending on their location. This will also have the effect of decreasing any price advantage we may have.

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

As a public company, our systems of internal controls over financial reporting are required to comply with the standards adopted by the Public Company Accounting Oversight Board. We continue to evaluate our internal controls for compliance. We have also commenced a section 404 compliance project. Although our review is not complete, we have taken steps to improve our internal control structure by hiring dedicated, internal Sarbanes-Oxley Act compliance personnel to analyze and improve our internal controls, and have supplemented with outside consultants as needed. During the course of our evaluation, we may identify areas requiring improvement and may be required to design enhanced processes and controls to address issues identified through this review. This could result in significant delays and cost to us and require us to divert substantial resources, including management time, from other activities. We cannot be certain regarding when we will be able to successfully complete the procedures, certification and attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to achieve and maintain the adequacy of our internal controls, we may not be able to conclude that we have effective internal controls over financial reporting in accordance with the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to satisfy the requirements of Section 404 on a timely basis could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm the market value of our common stock. Any failure to maintain effective internal controls also could impair our ability to manage our business and harm our financial results.

Jeffrey A. Citron, our founder, Chairman, Chief Strategist and principal stockholder, exerts significant influence over us.

As of September 30, 2006, Mr. Citron beneficially owns approximately 34% of our outstanding common stock, including outstanding securities convertible into or exercisable for common stock held by Mr. Citron. As a result, Mr. Citron is able to exert significant influence over all matters presented to our stockholders for approval, including election and removal of our directors and change of control transactions. In addition, as our Chairman and Chief Strategist, Mr. Citron has and will continue to have significant influence over our strategy, technology and other matters. Mr. Citron’s interests may not always coincide with the interests of other holders of our common stock.

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

If any of these factors causes the price of our common stock to fall, investors may not be able to sell their common stock at or above their respective purchase prices.

Our stock price may decline due to sales of shares by our other stockholders.

Sales of substantial amounts of our common stock, or the perception that these sales may occur, may adversely affect the price of our common stock and impede our ability to raise capital through the issuance of equity securities in the future. There are 154,920,270 shares of our common stock outstanding as of September 30, 2006. All shares sold in our initial public offering are freely transferable without restriction or further registration under the Securities Act, subject to restrictions that may be applicable to our “affiliates,” as that term is defined in Rule 144 under the Securities Act, and subject to the 180-day lock-up restrictions. In addition, our existing investors hold 124,482,440 shares of our common stock and convertible notes that are convertible into 17,834,898 shares of our common stock. Further, as of September 30, 2006, warrants exercisable for 3,085,715 shares of our common stock and stock options and restricted stock units to purchase 17,551,573 shares of our common stock were outstanding. Of these shares of common stock, 124,482,440 shares may be sold into the public market after our initial public offering pursuant to Rule 144 under the Securities Act, subject to volume limitations and other restrictions that may be applicable to some holders pursuant to that rule and subject to the 180-day lock-up restrictions applicable to holders of those shares. Substantially all of the shares held by our existing stockholders, as well as shares issuable upon conversion of our convertible notes, are subject to registration rights, and we believe these rights will be exercised. You should expect a significant number of these shares to be sold, which may decrease the price of shares of our common stock. Shares issuable upon exercise of our options also may be sold in the market in the future, subject to any restrictions on resale following underwritten offerings contained in our option agreements. We expect that many of these shares will be sold when these lock-ups expire.

In connection with our initial public offering, we and our executive officers, directors, substantially all our then stockholders and all of the holders of our convertible notes entered into 180-day lock-up agreements. These lock-up agreements prohibit us and our executive officers, directors and such stockholders and holders of our convertible notes from selling or otherwise disposing of shares of common stock, except in limited circumstances. The terms of the lock-up agreements can be waived, at any time, by Citigroup Global Markets Inc., Deutsche Bank Securities Inc., and UBS Securities LLC, at their discretion, without prior notice or announcement, to allow us or our executive officers, directors, stockholders and holders of our convertible notes to sell shares of our common stock. If the terms of the lock-up agreements are waived, shares of our common stock will be available for sale in the public market sooner, which could reduce the price of our common stock.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2006	1,300	$8.84	n/a	n/a
August 1 to August 31, 2006	—	$—	n/a	n/a
September 1 to September 30, 2006	—	$—	n/a	n/a

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

We currently have no publicly announced repurchase plans or programs.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.            Exhibits

Exhibit Number	Description of Exhibits

10.1*†	Amendment #2 to the Agreement for Services, dated September 21, 2006, between Intrado Inc. and Vonage Network Inc.
10.2*†	First Amendment to Services Agreement, dated June 21, 2006 , between Third Party Verification, Inc. and Vonage Holdings Corp.
10.3*†	Second Amendment to Services Agreement, dated August 25, 2006, between Third Party Verification, Inc. and Vonage Network of New Jersey d/b/a/ Vonage Network Inc. (assignee of Vonage Holdings Corp.).
10.4*†

Amendment to the Master Services Agreement, dated May 26, 2006, between Telecommunications Systems, Inc. and Vonage Network Inc., along with the accompanying side letter, dated November 2, 2006, from Vonage Network Inc. to Telecommunication Systems, Inc.

10.5*†

Amendment #1 to the Master Sales Agreement, dated August 8, 2006, between Telecommunications Systems, Inc. and Vonage Network Inc., along with the accompanying side letter, dated November 2, 2006, from Vonage Network Inc. to Telecommunication Systems, Inc.

10.6±	Form of Restricted Stock Unit Agreement under the Vonage Holdings Corp. 2006 Incentive Plan (entered into with each of Michael F. Snyder, John S. Rego and Sharon A. O’Leary).
10.7±	Form of Restricted Stock Unit Agreement under the Vonage Holdings Corp. 2006 Incentive Plan (entered into with each of Louis A. Mamakos and Michael Tribolet).
10.8±	Form of Nonqualified Stock Option Agreement under the Vonage Holdings Corp. 2006 Incentive Plan.
10.9±	Form of Restricted Stock Agreement under the Vonage Holdings Corp. 2006 Incentive Plan.
10.10€	Form of Restricted Stock Agreement under the Vonage Holdings Corp. 2006 Incentive Plan for Non-Employee Directors.

10.11€	Form of Nonqualified Stock Option Agreement under the Vonage Holdings Corp. 2006 Incentive Plan for Non-Employee Directors.
31.1*	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*      Filed herewith

**   Furnished herewith

±      Incorporated by reference to Vonage Holdings Corp.’s Current Report on Form 8-K filed on August 7, 2006.

€      Incorporated by reference to Vonage Holdings Corp.’s Current Report on Form 8-K filed on August 21, 2006.

†      Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Act of 1934, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vonage Holdings Corp.

Dated: November 6, 2006	By:	/s/ JOHN S. REGO
John S. Rego
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

Exhibit Index

Exhibit Number	Description of Exhibits

10.1*†	Amendment #2 to the Agreement for Services, dated September 21, 2006, between Intrado Inc. and Vonage Network Inc.
10.2*†	First Amendment to Services Agreement, dated June 21, 2006 , between Third Party Verification, Inc. and Vonage Holdings Corp.
10.3*†	Second Amendment to Services Agreement, dated August 25, 2006, between Third Party Verification, Inc. and Vonage Network of New Jersey d/b/a/ Vonage Network Inc. (assignee of Vonage Holdings Corp.).
10.4*†

Amendment to the Master Services Agreement, dated May 26, 2006, between Telecommunications Systems, Inc. and Vonage Network Inc., along with the accompanying side letter, dated November 2, 2006, from Vonage Network Inc. to Telecommunication Systems, Inc.

10.5*†

Amendment #1 to the Master Sales Agreement, dated August 8, 2006, between Telecommunications Systems, Inc. and Vonage Network Inc., along with the accompanying side letter, dated November 2, 2006, from Vonage Network Inc. to Telecommunication Systems, Inc.

10.6±	Form of Restricted Stock Unit Agreement under the Vonage Holdings Corp. 2006 Incentive Plan (entered into with each of Michael F. Snyder, John S. Rego and Sharon A. O’Leary).
10.7±	Form of Restricted Stock Unit Agreement under the Vonage Holdings Corp. 2006 Incentive Plan (entered into with each of Louis A. Mamakos and Michael Tribolet).
10.8±	Form of Nonqualified Stock Option Agreement under the Vonage Holdings Corp. 2006 Incentive Plan.
10.9±	Form of Restricted Stock Agreement under the Vonage Holdings Corp. 2006 Incentive Plan.
10.10€	Form of Restricted Stock Agreement under the Vonage Holdings Corp. 2006 Incentive Plan for Non-Employee Directors.
10.11€	Form of Nonqualified Stock Option Agreement under the Vonage Holdings Corp. 2006 Incentive Plan for Non-Employee Directors.
31.1*	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*      Filed herewith

**   Furnished herewith

±      Incorporated by reference to Vonage Holdings Corp.’s Current Report on Form 8-K filed on August 7, 2006.

€      Incorporated by reference to Vonage Holdings Corp.’s Current Report on Form 8-K filed on August 21, 2006.

†      Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Act of 1934, as amended.