Form 10-K
period 2006-12-31
VONAGE HOLDINGS CORP
filed 2007-04-17
CIK 1272830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-32887

VONAGE HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

Delaware	11-3547680
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

23 Main Street, Holmdel, New Jersey	07733
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (732) 528-2600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.001 Per Share	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: Stock Options to Purchase Common Stock,

Par Value $0.001 Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates of the registrant at June 30, 2006 was $640,778,472.

The number of shares outstanding of the registrant’s common stock as of March 31, 2007 was 155,388,353.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders.

Vonage Holdings Corp.

Form 10-K

For the Fiscal Year Ended December 31, 2006

Forward-Looking Statements

From time to time, we may provide information, whether orally or in writing, including certain statements in this Annual Report on Form 10-K, which are deemed to be “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”). These forward-looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available.

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended or using other similar expressions. We do not intend to update these forward-looking statements, except as required by law.

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Annual Report on Form 10-K, any exhibits to this Form 10-K and other public statements we make. Such factors include, but are not limited to: our damaging and disruptive intellectual property and other litigation; our efforts to design around third-party intellectual property and implement such design arounds; our history of net operating losses and our need for cash to finance our growth; the competition we face; our dependence on our customers’ existing broadband connections; differences between our service and traditional phone services, including our 911 service; uncertainties relating to regulation of VoIP services; system disruptions or flaws in our technology; the risk that VoIP does not gain broader acceptance; and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management’s Discussion and Analysis of Results of Operations and Financial Condition” section and other sections of this Annual Report on Form 10-K, as well as in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

PART I

Item 1. Business

Overview

We are a leading provider of broadband telephone services with over 2.2 million subscriber lines as of December 31, 2006. Utilizing our innovative Voice over Internet Protocol, or VoIP, technology platform, we offer feature-rich, low-cost communications services that offer users an experience similar to traditional telephone services. While customers in the United States currently represent over 95% of our subscriber lines, we continue to expand internationally, having launched our service in Canada in November 2004 and in the United Kingdom in May 2005. Since our initial launch in October 2002, we have experienced rapid subscriber line growth. For example, we grew from 0.4 million subscriber lines as of December 31, 2004 to 1.3 million as of December 31, 2005 and to over 2.2 million as of December 31, 2006.

We offer our customers a variety of service plans, each of which has a fixed monthly fee. Each of our service plans includes a full suite of features typically offered by traditional circuit-switched telephone service providers, such as call waiting, caller ID and call forwarding. In addition, we offer several enhanced features at no additional charge that are not typically offered by traditional telephone service providers, such as area code selection, web- and e-mail-based voicemail and an account management website that allows customers to add or change their features online. We also offer a number of premium services for an additional fee, such as toll free numbers, fax numbers and virtual phone numbers. We offer low international per minute calling rates for calls to locations outside the United States, Puerto Rico, Canada, and certain European countries. We believe the combination of these factors allows us to offer an attractive value proposition to our customers.

Our customers can make and receive calls using a standard telephone plugged into a portable Vonage-enabled device almost anywhere a broadband Internet connection is available. We transmit these calls using VoIP technology, which converts voice signals into digital data packets for transmission over the Internet. We provide our service by using our customers’ existing broadband Internet connections, eliminating the need for us to build or lease costly “last-mile” networks. In addition, our network is based on internally developed software and industry standard servers, rather than the more expensive circuit switches used by traditional telephone service providers. This network design enables us to monitor, maintain and expand our network quickly and efficiently while realizing capital and operating cost savings.

We have invested heavily to build a strong brand that helps drive our subscriber growth. We employ an integrated marketing strategy that includes extensive television, online, direct mail, telemarketing, print and radio advertising, a customer referral program and a range of other promotions, all designed to build our brand, attract new subscribers and retain existing customers. We employ a broad distribution strategy and acquire customers through our websites, our toll free numbers and our presence in leading retail outlets, including Best Buy, Circuit City, CompUSA and RadioShack stores.

Recent Developments

Verizon Litigation

On June 12, 2006, a lawsuit was filed against us and our subsidiary Vonage America Inc., by Verizon Services Corp., Verizon Laboratories Inc., and Verizon Communications, Inc. in the United States District Court for the Eastern District of Virginia. Verizon alleged that we infringed seven patents in connection with providing VoIP services and sought injunctive relief, compensatory and treble damages and attorneys’ fees. Verizon dismissed its claims with respect to two of its patents prior to trial, which commenced on February 21, 2007. After trial on the merits, a jury returned a verdict finding that we infringed three of the patents-in-suit. The jury rejected Verizon’s claim for willful infringement, treble damages, and attorneys’ fees, and awarded compensatory damages in the amount of $58 million. The trial court subsequently indicated that it would award Verizon $1.6 million in prejudgment interest on the $58 million jury award. The trial court issued a permanent injunction with respect to the three patents the jury found to be infringed effective April 12, 2007. The trial court has permitted us to continue to service existing customers pending appeal, subject to deposit into escrow of a 5.5% royalty on a quarterly basis. The trial court ordered that we may not use our technology that was found to be infringing to provide services to new customers. In addition, we posted a $66 million bond to stay execution of the monetary judgment pending appeal. On April 6, 2007, we filed an amended notice of appeal with the United States Court of Appeals for the Federal Circuit, which issued a temporary stay of the injunction imposed by the trial court. The temporary stay will remain in effect until the appellate court rules on whether to grant a stay for the duration of the appeal. The Court of Appeals has set a briefing schedule and ordered the parties to appear for oral argument on our request for a stay pending appeal on April 24, 2007. Although we will continue to vigorously defend against Verizon’s claims, which we believe are without merit, and are continuing to work on designing around the Verizon patents, we ultimately may not be successful and may be prohibited from offering our service to new customers. If we are prohibited from offering our service to new customers, we will be required to cease selling our service through all channels and may still be obligated to make payments to certain of our existing vendors. For additional risks relating to our patent litigation, see “Item 1A. Risk Factors—We are, and may in the future be, subject to damaging and disruptive intellectual property litigation that could materially and adversely affect our business, results of operations and financial condition, as well as the continued viability of our company” and “Our efforts to design around third-party intellectual property and implement such design arounds, including in connection with our Verizon patent litigation, may cause disruptions to our service.”

Unless otherwise indicated, the disclosure set forth in this Annual Report on Form 10-K has been prepared based on the assumption that we will continue to be able to execute our business plan and offer our service to new customers in 2007.

Reduction-in-Force

On April 11, 2007, we determined to reduce our total workforce by approximately 10% to reduce costs and improve efficiency. We anticipate incurring a charge of approximately $5.0 million, all of which would be for one-time employee termination benefits. This charge will be expensed in the second quarter of 2007 and would result in cash payments of approximately $5.0 million during 2007.

Resignation of Chief Executive Officer

On April 12, 2007, we announced that Michael Snyder stepped down from his position as Chief Executive Officer and resigned from our Board of Directors, effective April 11, 2007. We also announced that Jeffrey A. Citron, our Chairman and Chief Strategist has been appointed, effective April 11, 2007, as our interim Chief Executive Officer and is expected to serve on a short-term basis. In addition, we have immediately commenced a search for Mr. Snyder’s replacement.

Our Strengths

We believe we have the following strengths:

•

VoIP Market Position and Brand. We are a leading provider of broadband telephone services to residential customers in the United States. Since our inception through December 31, 2006, we have raised approximately $1.1 billion of capital and spent approximately $678.8 million for online, television, print, radio and promotional marketing campaigns designed to build our brand and to attract and retain customers. In July 2005, Frost & Sullivan, a global growth consulting company, called us “synonymous with VoIP” in presenting us with their Award for Brand Development Strategy Leadership, which was awarded in recognition of our strong marketing and brand development activities. We believe our strong brand recognition has enhanced our ability to sell our services through direct and retail distribution channels, allowing us to capitalize on growing market demand for broadband and VoIP.

•

Attractive Value Proposition. We offer our customers an attractive value proposition: quality communications services with standard and enhanced features at prices considerably lower than those of traditional telephone services. Our most popular calling plan, the Residential Premium Unlimited Plan, offers residential customers unlimited calling minutes within the United States and to Puerto Rico and Canada any time of the day, any day of the week, for $24.99 per month plus applicable fees and taxes. Beginning in May 2006, we started offering free calls to certain European countries for customers who use our Residential Premium Unlimited Plan. All of our plans include innovative applications such as area code selection, online account management and personalized web-enabled voicemail and basic features such as caller ID, call waiting and call forwarding, all at no additional cost. Another key aspect of our value proposition is the portability of our service, enabling our customers to use Vonage-enabled devices to make and receive calls with their Vonage phone numbers almost anywhere that a broadband Internet connection is available.

•

Innovative, Low-Cost Technology Platform. We have invested significant resources in creating and maintaining our innovative software and network technology platform. We believe this technology platform not only provides us with a competitive advantage over many other VoIP service providers but also allows us to maintain a low cost structure relative to traditional telephone and cable companies by:

•	leveraging our customers’ existing broadband Internet connections, which eliminates our need to construct or maintain costly “last mile” telecommunications networks to reach our customers;

•	using software rather than more expensive circuit switches or dedicated softswitches to route calls over our network;

•	enabling us to remotely configure, monitor and update features in real time without the need for a costly field service visit from a technician;

•	enabling our customers to add or change their service features online, reducing our customer care expenses;

•

allowing us to offer plug-and-play Vonage-enabled devices that our customers can connect by themselves to access our service, making our service portable and also eliminating the need for a costly field service visit from a technician; and

•

providing for an online billing and automated payment system, which lowers costs by reducing the number of employees dedicated to billing and collection functions and eliminating the need for paper bills.

Our technology platform is scaleable, meaning that we require only modest capital investments in physical plant, and, as the needs of our growing customer base increase, we can augment our capacity at a low incremental cost. Our platform also allows us to enter new markets rapidly and offer our services at attractive prices. Our development team continuously works to enhance our technology, develop new features and maintain our leadership position in broadband telephone services.

Strong Distribution. We have developed both a strong direct sales channel, represented by our websites and toll free numbers, and an extensive retail distribution channel. We support both our direct and retail distribution channels through integrated advertising campaigns.

•

In 2006, we generated approximately 87% of our net subscriber line additions through our direct sales channel. Our online advertisements are linked directly to our website, where prospective customers can immediately subscribe to our services.

•

In 2006, we generated approximately 13% of our net subscriber line additions through our retail sales channel. Our service currently is available at the outlets of leading national and regional retailers, including Best Buy, Circuit City, CompUSA, RadioShack and Fry’s. As one of the bestselling VoIP brands in the United States, we believe that retailers give us prominence over other VoIP providers in their selling space and direct most customer inquiries about VoIP to our service. We also believe that we provide an attractive VoIP offering for national retail chains because our service offering in the United States is national, unlike that of cable and traditional telephone companies. In addition, we have relationships with popular equipment manufacturers, such as Linksys, Motorola, Uniden and VTech, that have enhanced our attractiveness to retailers, who can cross-promote our products with the products of these major manufacturers, further strengthening our sales within the retail channel. More recently we have worked with manufacturers to have Vonage-certified VoIP chipsets installed in a variety of common communications devices, such as cordless phones. By introducing such common use products, we have been able to expand our presence beyond electronics stores into general interest retailers, which we believe will increase the attractiveness of our product to mainstream consumers.

Our Strategy

We believe that our strong brand identity and reputation for quality communications services are instrumental to building our customer base. Our core business strategy is to develop additional innovative features, products and services, expand distribution and improve the customer experience in order to attract new and retain existing customers. As we build on our leading brand and our above-mentioned strengths, we are pursuing the following additional business strategies:

•

Develop Additional Innovative Features, Products and Services. We believe our technology, product innovation and strategic relationships have helped us achieve our leadership position in broadband telephone services. Our Development teams work to improve our technology platform and develop additional features that we believe will be valued by our customers. Our relationship with Texas Instruments, for example, has resulted in the development of a Vonage-certified reference design and related chipsets that can be incorporated into telephone and networking devices, such as VTech cordless telephones and Motorola wireless routers, allowing purchasers of these devices to subscribe to Vonage services without obtaining additional hardware. To help maintain our leadership position, we intend to further develop our relationships with leading semiconductor chip and consumer device manufacturers to ensure that our customers can access our services using a wide variety of attractive equipment alternatives in the future.

•

Expand Distribution Capabilities. We seek to further expand our distribution capabilities to achieve greater adoption among mainstream consumers. We plan to continue to execute robust marketing campaigns to support both our direct and retail sales channels and offer a wider variety of attractive equipment alternatives to further drive mainstream adoption of our service. Additionally, we intend to grow our existing relationships and develop new relationships with major retailers in order to enhance and reinforce the Vonage brand in mainstream consumers’ minds and reach them in a familiar sales environment. For example, we have third-party field personnel who visit stores every month on our behalf to promote Vonage product knowledge, to check on product placement and availability and to drive in-store sales efforts. We also plan to offer a wider variety of attractive equipment alternatives to help continue to drive mainstream adoption of our services.

•

Continue to Improve the Customer Experience. We have been successful at building our customer base while trying to manage customer churn. As we seek to expand our business, we will continue to focus on maintaining a positive customer experience. We also will further enhance our automated online account management system, which already allows our customers to monitor their call activity, listen to voicemails, add lines, change features and plans, check their bills and make customer referrals online. We will continue to enhance our live customer care through the strategic use of outsourcing, such as for device installation support.

•

Expand into New Geographic Markets. Our technology platform allows us to enter new markets with modest capital expenditures. We evaluate new markets based on the number of broadband customers, competitive landscape and regulatory environment. We already have launched services in the United States, Canada and the United Kingdom and intend to take advantage of our modular and scaleable technology platform to selectively expand into additional international markets over time, subject to regulatory and other considerations. In certain countries, we may need to conduct business through a joint-venture with a local partner. For additional information regarding our geographic markets, see Note 11 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Service Offerings

We offer our broadband telephone services to customers through a variety of service plans with different pricing structures. All of our service plans include an array of both basic and enhanced features, and customers have the opportunity to purchase a number of premium features at an additional fee. In order to access our service, a customer need only connect a standard touch-tone telephone to a broadband Internet connection through a small Vonage-enabled device. After connecting the device, our customers can use a standard telephone to make and receive calls.

Plans

Within the United States, we currently offer two residential calling plans and two calling plans that cater to small offices or home offices. Each plan offers calling within the United States and to Puerto Rico and Canada, plus a package of enhanced services and features, for a fixed monthly fee. Beginning in May 2006, we started offering free calls to certain European countries for customers who use our Residential Premium Unlimited plan. In addition, we offer low international calling rates for calls to other locations.

We also offer other plans, including Residential Fax Service, Business Fax and SoftPhone, which are described below. As of December 31, 2006, approximately 91% of our U.S. subscriber lines were for residential service, and approximately 73% of those residential subscriber lines were the premium unlimited plan. We offer similar plans in Canada and the United Kingdom.

Basic and Enhanced Features

Each of our calling plans provides a number of basic features including Call Waiting, Caller ID with Name and Call Forwarding. All of our calling plans include a wide range of enhanced features at no additional charge to our customers, such as:

•	Area Code Selection. Customers can select from approximately 253 U.S. area codes for their telephone number for use with our service, regardless of physical location.

•

Service and Number Portability. Our service is portable. Our customers can use their Vonage phone numbers to make and receive calls almost anywhere in the world that a broadband Internet connection is available by taking their Vonage-enabled device with them or using a Vonage V-Phone, WiFi phone or SoftPhone.

•

Online Account Management. Customers can view and manage their accounts online. Our service provides capabilities such as real-time feature management, call forwarding options and a lifetime call activity log.

•

Personalized Web-Enabled Voicemail. Our service allows customers to receive e-mail notification of a voicemail with the voice message attached to the e-mail message as an audio file. Our customers can also check and retrieve voicemails online or from any touch-tone phone.

Premium Services

We also offer a number of premium services for additional costs. These services include:

•

Virtual Phone Number. A customer can have additional inbound telephone numbers that ring on a primary subscriber line, each for an additional fee. Each of these inbound telephone numbers can have a different area code. For example, a customer living in New York City with a New York City phone number can purchase a Los Angeles virtual phone number that rings on the customer’s primary subscriber line. In this instance, a caller from Los Angeles could call the customer’s virtual phone number and be billed as if the customer were in Los Angeles. In addition to U.S. virtual phone numbers, we offer virtual phone numbers from Canada, France, Italy, the Republic of Ireland, Mexico, Spain and the United Kingdom and plan to offer virtual phone numbers in additional countries. Virtual phone numbers are not included in our subscriber line count.

•	Toll Free Plus. A customer can have toll free numbers that ring on an existing subscriber line. Toll free numbers are not included in our subscriber line count.

•

Vonage SoftPhone. A SoftPhone is a software application that can be downloaded and installed on computers, laptops and WiFi-enabled personal digital assistant devices. It enables a user to use a computer as a full- functioning telephone, with its own phone number, through a screen-based interface that works just like a telephone keypad.

•

Residential Fax Service. We offer 250 minutes of outgoing fax service within the United States, Puerto Rico and Canada on a dedicated fax line plus unlimited incoming faxes, with customers charged a per minute fee of 3.9 cents thereafter.

•

Business Fax Service. We offer 500 minutes of outgoing fax service within the United States, Puerto Rico and Canada on a dedicated fax line plus unlimited incoming faxes, with customers charged a per minute fee of 3.9 cents thereafter. One business fax line is included in each of our business calling plans.

Devices

We believe that our ability to offer a variety of devices with enhanced features and capabilities differentiates our service offering from that of many of our competitors. Our plug-and-play Vonage-enabled devices permit our customers to take their equipment to different locations where broadband service is available as well as switch to different Internet service providers and continue to make and receive calls on their Vonage phone numbers. We offer our customers a range of equipment alternatives for their Vonage-enabled devices based upon our relationships with leading technology companies.

•

Analog Telephone Adapter. Our analog telephone adapters, which convert analog audio signals into digital data packets for transmission over the Internet, are plugged in between the customer’s touch-tone telephone and existing broadband Internet connection. We currently offer stand-alone adapters manufactured by Linksys and D-Link.

•

Integrated Adapter and Router. Our integrated adapters and routers simplify installation by combining a standard adapter and a broadband router in one device. We currently offer these devices, which are manufactured by Linksys, D-Link and Motorola, with standard and WiFi-enabled routers.

•

Integrated Cordless Phone, Adapter and Router. In July 2005, we launched our first cordless multi-phone system, which is manufactured by VTech. This device offers customers further integration of customer equipment by integrating a standard cordless phone system, our adapter and a router into one device. These cordless multi-phone systems are designed to appeal to mainstream consumers. In addition, Uniden, a leading cordless phone manufacturer, launched a more feature-rich Vonage-enabled cordless phone in late 2005.

•

WiFi Phone. The UTStarcom F1000 WiFi phone is a pocket-sized, wireless Internet phone that uses Vonage service by connecting to wireless Internet access points, also known as WiFi hotspots, worldwide. The WiFi phone works at open WiFi hot spots or known compatible encrypted sites.

•

V-Phone. The Vonage V-Phone is a USB compatible device designed for use with our service. Vonage software comes pre-loaded on the V-Phone and updates itself on the device’s 256 megabyte flash drive without installing any software on the host laptop or PC. The V-Phone comes with a standard 2.5 millimeter stereo earpiece microphone and customers can make and receive calls by plugging the device into virtually any Windows-based laptop or PC with a high speed broadband internet connection.

Network Operations

Our network operations are conducted by our wholly owned subsidiary, Vonage Network Inc., which holds our networking equipment and employs the personnel who develop our technology.

How Vonage Calls Work

When our customer makes a call, our equipment and network transmit the call through the following process:

•	the call starts from the phone handset and travels to the customer’s Vonage-enabled device, which then converts the analog audio signals into digital data packets;

•	the digital data packets are sent through the customer’s existing broadband connection over the Internet to our call processing center; and

•	the digital data packets are routed by our call processing center in one of two ways depending upon the call recipient:

•

for recipients who use Vonage, the digital data packets are routed directly over the Internet to the recipient’s location and converted back to analog signals by the recipient’s Vonage-enabled device; and

•

for recipients who are not Vonage customers, the digital data packets are routed through one of our regional data connection points, which converts the digital data packets back to analog signals and routes the call to the public switched telephone network.

If someone who does not have Vonage service calls a Vonage customer, the call is routed over the public switched telephone network to a gateway at one of our regional data connection points, where the analog signal is converted into digital data packets, and we route the call over the Internet through our call processing center to our customer.

Our scaleable network architecture and centrally managed technology platform are designed to provide customers with the familiar functions and ease of use associated with traditional telephone service while allowing us to maintain and upgrade our network without significant capital expenditure and to provide our services at a low cost. Our network is based on internally developed software, rather than the expensive circuit switches and softswitches used by other telephone service providers. We have also developed a number of software systems, such as our web-based billing system, that provide our customers with valuable features while simultaneously enabling us to manage our business more efficiently.

Core Network Elements

•

Vonage-Enabled Devices. We work with a number of leading equipment manufacturers to provide our customers with a variety of equipment alternatives while ensuring that all devices have the functionality found in our standard Vonage-enabled adapter.

•

Call Processing Centers. Our call processing centers communicate with the equipment at the Vonage customer’s location to authenticate and authorize access to our network. The call processing centers are also responsible for all call signaling in our network, such as initiating phone calls, delivering inbound calls to a customer’s phone, and other calling features such as call forwarding. The call processing centers are built from our internally developed software and industry-standard servers and make use of techniques in distributed computing.

•

Regional Data Connection Points. Calls into or out of our network, where one of the parties is not a Vonage customer, are interconnected with the public switched telephone network at 24 regional data connection points, 20 of which are in the United States. Our interconnections with the public switched telephone network are made pursuant to agreements we have with several telecommunications providers. Under these agreements, we transfer calls originated by our customers to other carriers who connect the call to the called party. We pay a per-minute charge for this. The calls are transferred from our equipment to other carriers at connection points that are typically housed in small co-location facilities in which we lease space from other telecommunications providers. We generally pay monthly for this co-location, based on the amount of space we use. As we expand, we launch additional regional data connection points to reduce our network transport and other costs. This method of connecting to the public switched telephone network allows us to expand capacity quickly, as necessary to meet call volume, and to provide redundancy within our network. Our business is not substantially dependent upon our agreements with other carriers or our interconnection agreements, because we can easily substitute other telecommunications providers in order to obtain the same or similar service at similar cost.

Other Key Systems

•

Network Operations Center. We currently maintain a network operations center at our headquarters. The network operations center monitors and manages the status and health of our network elements, allowing us to manage our network in real time, respond to alert notifications and re-route network traffic as needed. We pursue a multi-faceted approach to managing our network to ensure high call quality and reliable communications services to our customers.

•

Back Office Systems. In addition to our network management systems, we have developed a number of software systems that enable us to manage our network and service offering more efficiently and effectively. Key aspects of these systems include:

•

Customer Device Management System. We have developed a suite of software solutions that enable us to remotely provision, monitor and configure customer devices and services. When we develop new service offerings or software solutions, we can securely update a customer’s equipment and software features in real time without the need for costly field visits.

•

Web Portal. We provide a fully functional customer web portal that allows our customers to configure and manage almost all aspects of their service on the Internet. In addition, we have developed our own scaleable web-based billing system that allows our customers to access all of their call usage and billing details.

•

Reporting Tools. To enhance our network operations efforts, we have a series of internally developed monitoring and reporting tools that enable us to more effectively manage our network and quickly and efficiently recognize and respond to potential issues.

•

Emergency Calling Service and Enhanced 911 Service. We have deployed E-911 service to approximately 93% of our U.S. customer base that is comparable to the emergency calling services provided to customers of traditional wireline telephone companies in the same area. For customers in areas where our E-911 service is available, emergency calls are routed, subject to the limitations discussed below, directly to an emergency services dispatcher at the PSAP in the area of the customer’s registered location. The dispatcher will have automatic access to the customer’s telephone number and registered location information. However, if a customer places an emergency call using the customer’s Vonage-enabled device in a location different from the one registered with us, the emergency call will be routed to a PSAP in the customer’s registered location, not the customer’s actual location at the time of the call. Every time a customer moves his or her Vonage-enabled device to a new location, the customer’s registered location information must be updated and verified. Until this occurs, the customer will have to verbally advise the emergency dispatcher of his or her actual location at the time of the call and wait for the call to be transferred, if possible, to the appropriate local emergency response center before emergency assistance can be dispatched.

In some cases, even under our E-911 service, emergency calls may be routed to a PSAP in the area of the customer’s registered location, but such PSAP may not be capable of receiving our transmission of the caller’s registered location information and, in some cases, the caller’s phone number. Where the emergency call center is unable to process the information, the caller is provided a service that is similar to the basic 911 services offered to some wireline telephone customers and some wireless customers. In these instances, the emergency caller may be required to verbally advise the operator of their location at the time of the call and, in some cases, provide a call back number so that the call can be handled or forwarded to an appropriate emergency dispatcher.

The emergency calls of customers located in areas where we currently do not provide either E-911 or the basic 911 described above are either routed directly to the PSAP in the area of the customer’s location or supported by a national call center that is run by a third party provider and operates 24 hours a day, seven days a week. In these cases, a caller must provide the operator with his or her physical location and call back number. If a customer reaches the call center, the operator will coordinate connecting the caller to the appropriate PSAP or emergency services provider. Our E-911 service does not support the calls of our V-Phone, WiFi phone and SoftPhone users. The emergency calls of our V-Phone, WiFi phone and SoftPhone users are supported by the national call center.

Security. We have developed a service architecture and platform that use industry-standard security techniques and allow us to remotely manage customer devices. Any Vonage-enabled device used by our customers can be securely managed by us, and these devices use authentication mechanisms to identify themselves to our service in order to place and receive calls. We regularly update our protocols and systems to protect against unauthorized access.

Agreements with E-911 Service Providers. To enable us to effectively deploy and provide our E-911 service, we currently maintain agreements with several E-911 service providers. Intrado, Inc. maintains an extensive public safety answering point, or PSAP, database for the purpose of deploying and operating E-911 services. The database includes contact, technical infrastructure, boundary and routing information for delivery of calls to PSAP or emergency service providers in the United States. Our agreement with Intrado, Inc. will continue through July 2008, and we have the option to extend the agreement for successive one-year terms thereafter.

Our agreement with Level 3 Communications assists us in the routing and termination of E-911 calls. For those customers located in an E-911 area serviced by our agreement with Level 3 Communications, emergency calls are routed directly to an emergency service dispatcher at the PSAP in the area of the customer’s registered location. The dispatcher will have automatic access to the customer’s telephone number and registered location information. The agreement will continue through December 2008, and then will convert to a month-to-month basis unless terminated by us or by Level 3 Communications upon thirty days written notice.

While our new E-911 service being deployed in the United States is designed to route calls in a fashion similar to traditional wireline services, our new E-911 capabilities are not yet available in all locations. Some of the emergency calls of customers located in areas where we are currently unable to provide either E-911 or the basic 911 services are routed to a national call center that is run by TeleCommunication Systems, Inc. and operates 24 hours a day, seven days a week. The call center operator will coordinate connecting the caller to the appropriate PSAP or emergency services provider.

TeleCommunication Systems, Inc. also maintains an extensive PSAP database for the purpose of deploying and operating E-911 services. The database includes contact, technical infrastructure, boundary and routing information for delivery of calls to PSAP or emergency service providers in the United States. Our agreement with TeleCommunication Systems, Inc. will continue through June 2008, and then will automatically renew for one-year periods thereafter, unless either we or TeleCommunication Systems, Inc. notifies the other party within sixty days of the expiration of the relevant period.

Other Agreements. We have entered into agreements with several service providers to assist us with operations. We support local number portability for our customers, which allow new customers to retain their existing telephone numbers when subscribing to our services. We rely on our agreement with Synchronoss Technologies Inc. to facilitate the transfer of customer telephone numbers. This agreement will continue through May 2007, and we may extend the agreement for successive one-year terms thereafter.

•

Third Party Verification, Inc. performs the third party verification of pertinent local number portability information from our subscribers. This verification is an integral process step prior to porting a customer from one local telephone company to us. Our agreement with Third Party Verification, Inc. will continue through May 2009, and will automatically renew for one-year periods thereafter, unless either we or Third Party Verification, Inc. notifies the other party within sixty days of the expiration of the relevant period.

•

Our agreement with NeuStar, Inc. provides us with certain operations support systems services that enable us to implement our local number portability solution. Pursuant to the agreement, NeuStar, Inc. enables us to exchange information with other communication service providers to facilitate the transfer of new customers’ telephone numbers when subscribing to our services. This agreement will continue through December 2009, unless either we or NeuStar, Inc. experiences any of several insolvency events defined in the agreement, or commits any event of default defined in the agreement.

Technology and Development

We conduct substantial ongoing technology development to continually strengthen our network platform and enhance the communications services we offer to our customers. We seek to hire talented and innovative engineers and software programmers to solve challenging problems in areas such as distributed computing and high availability systems. For example, through our patent-pending SIP-thru-NATSM technology, we have developed the ability to provide VoIP phone service to a customer whose Vonage-enabled device is located behind a network firewall without requiring any manual configuration.

Key technology initiatives include the following:

Cost-Effective Scalability

Our rapid growth requires us to quickly and efficiently scale our operations to meet increased call volume, while continuing to ensure call quality and service reliability. We continue to research new hardware and software technologies that will further enable us to grow. We also identify and use commercial products and systems from vendors, such as Sun Microsystems, Sonus Networks, Oracle, Cisco and IBM, where appropriate.

Customer Equipment Alternatives

We believe that our customers desire a wide array of equipment alternatives for accessing our services. As a result of our development efforts with Texas Instruments, Vonage-certified chipsets and reference designs can be incorporated in computing and telephony devices. Another equipment alternative is a wireless handset that was developed by UTStarcom using its own technology. This wireless handset, which was released in the second half of 2005, is an integrated phone and adapter employing WiFi technology that allows customers to use Vonage phone service while roaming throughout an enterprise campus, home or public WiFi network. We continue to pursue additional strategic relationships with leading semiconductor chip manufacturers, similar to our existing relationship with Texas Instruments.

Marketing

Our marketing objective is to achieve subscriber line goals by cost-effectively acquiring and retaining customers. We will achieve these goals by investing in the Vonage brand, increasing customer loyalty and by effectively delivering the right message to the right customers at the right time. When promoting our telephone service, we target both the home and small business markets. Our marketing messages focus on value, quality and reliability of service, and premium features that help customers communicate whenever, however and wherever they choose.

We employ an integrated multi-channel approach to marketing. We make use of broad-reach and highly-targeted media channels including television, online, direct mail, database, alternative media, print, telemarketing, partner marketing and customer referral programs. As a national provider, we believe we are able to buy online and traditional media in a highly efficient manner. We give our consumers a choice to transact in a manner that is easy and convenient. Our customers have multiple channels and ways to purchase Vonage services and products, through the internet, by phone, in a retail store or a kiosk. They can choose various payment options, like credit cards, debit cards and electronic check payments, or ECP.

We monitor the results of our marketing efforts closely in a number of ways, including the cost of acquiring new subscriber lines, to evaluate which approaches produce the best results and deploy our marketing resources accordingly. All of our testing follows disciplined direct marketing tactics which helps us isolate the variables that are driving performance. And, because we track performance beyond the gross sale, we are able to put a priority on those programs that attempt to bring in customers. We believe the scale of our advertising program has given us greater purchasing power than many of our competitors and has enabled us to negotiate favorable pricing arrangements. Unlike our regional competitors, we are able to leverage national advertising campaigns. We are opportunistic in our purchase of available advertising slots and keep part of our budget in reserve to take advantage of last-minute opportunities. This approach often provides significant cost savings, enabling us to reach a greater number of potential customers more cost-efficiently.

We make use of marketing research to gain consumer insights into brand, product and service performance. We also monitor brand strength among VoIP, broadband and dial-up customers. Market research is also leveraged in the areas of testing, retention marketing and product marketing. We believe gaining insights into customer needs, wants and preferences is a key marketing asset.

We augment these marketing efforts with Refer-a-Friend, our online customer referral program. Under this program, existing customers can use the Vonage website to send e-mails to their friends that describe our service offerings and track their responses. In return for referring a new customer, both the new and the existing customer receive a service credit. Approximately 11% of the net subscriber line additions through our direct sales channel, representing 10% of our net subscriber line additions in 2006 resulted from customer referrals.

Sales and Distribution

Direct Sales

The primary sales channel for our service historically has been online direct sales. Customers can subscribe to our services at our websites, http://www.vonage.com, http://www.vonage.ca and http://www.vonage.co.uk, or through our toll free number. We complement this sales channel with outbound telephone direct sales. In 2006, approximately 87% of our net subscriber line additions were added through our direct sales channel.

Retail Sales

In addition to our direct sales channel, we also offer sales through our retail channel. Our service currently is available at the outlets of leading national and regional retailers, including Best Buy, Circuit City, CompUSA and RadioShack. We believe that the availability of our devices through premier retailers enhances and reinforces the Vonage brand with consumers and that the retail channel increases our ability to acquire mainstream consumers by reaching them in a familiar and interactive shopping environment. By working with manufacturers to have Vonage-certified VoIP chipsets installed in a variety of common communications devices, such as cordless phones, we have been able to expand our presence beyond electronics stores into general interest retailers. As there is limited space in the stores of leading retailers, we believe our presence in them provides us with a competitive advantage in new subscriber line acquisitions. We also benefit from the co-marketing of our service with broadband Internet connectivity, customer equipment and home networking equipment by some of our retailers.

We believe that we provide an attractive VoIP offering for national retail chains and that they give our displays prominence in their selling space and direct most customer inquiries about VoIP to our service. In addition, because our service offering in the United States is national, our retail product offerings have greater appeal to large regional and national chains than the offerings of cable operators and local telephone companies, which are regional. In our ongoing effort to reach more customers and build our brand, we continually build our retail relationships and work to increase our retail store presence. We currently are negotiating with several major retailers to expand our retail sales network.

We have seen increases in retail sales over time, which accounted for 13% of our net subscriber line additions in 2006, and we anticipate further growth from our retail sales relationships. The following table lists some of our major retail sales relationships, each of which has been in place since at least December 2004:

• Amazon.com	• CompUSA	• Sam’s Club
• Best Buy	• Fry’s	• Staples
• Buy.com	• J&R Music World	• Staples Business Depot (Canada)
• Circuit City	• RadioShack	• The Source by Circuit City (Canada)

In addition, we launched a retail presence through Wal-Mart, Wal-Mart (Canada), Target, Micro Center, London Drugs (Canada), Best Buy/Future Shop (Canada), Office Depot (Canada), CompuSmart (Canada), Telephone Booth (Canada), Wireless Wave (Canada), Staples (UK), Comet (UK), and PC World (UK).

Customer Relations

Customer Service

We offer our customers support 24 hours a day, seven days a week through both our comprehensive online account management website and our toll free number. We believe that many customers use our online account management website first when they have a question or problem with their service and that many of them are able to resolve their concerns online without needing to speak to a customer care representative. Our customers can manage almost all aspects of their accounts online. This capability both empowers our customers through self-service and reduces our customer care expenses.

Customers who cannot or do not wish to resolve their questions through our website can contact a live customer care representative through our toll free number. We staff our customer care hotline through a combination of our own employees and outsourced customer care representatives. Customer calls are handled by one of three tiers of trained responders, based on the nature and complexity of the customer’s question or problem. We also have a separate team of Vonage employees dedicated to resolving customers’ complex local number portability issues that could not be handled by our outsourced personnel.

We are expanding and improving our customer care team in order to support the rapid growth of our business. All new customer care representatives are trained through an established program developed and led by Vonage employees. We also offer continuing training programs for our existing employees, which employees can use to improve their skills and advance to new positions in our company.

We also continue to evaluate our customer care systems and invest in new applications to improve our responsiveness. For example, in March 2005 we upgraded our call center technology, which expanded our call center capacity and improved our call and staff management capability. In 2006, our average monthly customer churn increased to 2.5%, from 2.0% in 2005. We believe this is due to our rapid growth and inability to hire enough qualified customer care employees, which led to less than satisfactory customer care and, in part due to increased competition.

Billing

All customer billing is automated through our website, and notifications of credit and debit card charges and ECP are distributed by e-mail. We automatically collect all fees from our customers’ credit card, debit card and ECP. By collecting monthly subscription fees in advance and certain other charges shortly after they are incurred, we are able to reduce the amount of accounts receivable that we have outstanding, thus allowing us to have lower working capital requirements. Collecting in this manner also helps us mitigate bad debt exposure, which is recorded as a reduction to revenue. If a customer’s credit card, debit card or ECP is declined, we generally suspend international calling capabilities as well as the customer’s ability to incur domestic usage charges in excess of the customer’s plan minutes. Historically, in most cases, we are able to correct the problem with the customer within the current monthly billing cycle. If the customer’s credit card, debit card or ECP cannot be successfully processed during two billing cycles (i.e. the current and subsequent month’s billing cycle), we terminate the account. As part of our effort to improve customer satisfaction and increase retention, we extended our customer grace period for non-payment in order to better resolve customer accounts that may be past due. This extension had a one-time positive impact of 10 basis points on our average monthly customer churn for the quarter ended December 31, 2006.

Intellectual Property

We believe that our technological position depends primarily on the experience, technical competence and the creative ability of our engineering and technology staff. We review our technological developments with our technology staff and business units to identify the features of our core technology that provides us with a technological or commercial advantage and file patent applications as necessary to protect these features in the United States and internationally. Our company policies require our employees to assign their intellectual property rights to us and to treat all technology as our confidential information. We have filed several patent applications to protect our technology, which are all currently pending.

In addition to developing technology, we evaluate the licensing and acquisition of intellectual property of others in order to identify technology that provides us with a technological or commercial advantage. We recently acquired three patents from Digital Packet Licensing Inc. that enable VoIP technology. The three acquired patents are related to the compression of packetized digital signals commonly used in VoIP technology. One of the patents has expired, and the other patents expire in 2008 and 2013, respectively.

After a trial on the merits in our patent litigation with Verizon, a jury returned a verdict finding that we infringed on three of Verizon’s patents and awarded compensatory damages in the amount of $58 million. The trial court issued a permanent injunction with respect to the three patents the jury found to be infringed. The trial court has permitted us to continue to service existing customers pending appeal, subject to deposit into escrow of a 5.5% royalty on a quarterly basis. The trial court also issued an order prohibiting us from servicing new customers using our technology that was found to be infringing. On April 6, 2007, the United States Court of Appeals for the Federal Circuit issued a temporary stay of the injunction imposed by the trial court. The temporary stay will remain in effect until the appellate court rules on whether to grant a stay for the duration of the appeal. The Court of Appeals has set a briefing schedule and ordered the parties to appear for oral argument on our request for a stay pending appeal on April 24, 2007. For more information, see “Item 3. Legal Proceedings — Patent Litigation.”

We are the owner of numerous trademarks and service marks and have applied for registration of our trademarks and service marks in the United States and abroad to establish and protect our brand names as part of our intellectual property strategy. Some of our registered marks include Vonage®, Redefining Communications®, Vonage Digital Voice® and Vonage The Broadband Phone Company®. These registered marks have a duration of five years from the date they are registered.

We endeavor to protect our internally developed systems and maintain our trademarks and service marks. Typically, we enter into confidentiality or license agreements with our employees, consultants, customers and vendors in an effort to control access to and distribution of our technology, software, documentation and other information.

Competition

We face strong competition from incumbent telephone companies, cable companies, alternative voice communication providers and wireless companies. Because most of our target customers are already purchasing communications services from one or more of these providers, our success is dependent upon our ability to attract these customers away from their existing providers. This will become more difficult as the early adopter market becomes saturated and mainstream customers make up more of our target market. We believe that the principal competitive factors affecting our ability to attract and retain customers are price, call quality, reliability, customer service, and enhanced services and features.

Incumbent telephone companies

The incumbent telephone companies are our primary competitors and have historically dominated their regional markets. These competitors include AT&T, Qwest Communications and Verizon Communications as well as rural incumbents, such as Citizens Communications. These competitors are substantially larger and better capitalized than we are and have the advantage of a large existing customer base. Many of their customers either do not have a broadband Internet connection or are very satisfied with their current service. In addition, many users of traditional phone service who might otherwise switch to our service do not have the ability to cancel their traditional phone service without also losing their broadband DSL service. While a majority of broadband users today subscribe to cable modem service, recent trends suggest that DSL providers are gaining broadband market share. Others are not willing to install a Vonage-enabled device, accept the limitations of our emergency calling service, forgo service during power outages or trust a new company such as Vonage with a vital service. Before subscribing to our service, a substantial majority of our new customers must first decide to terminate their service from their incumbent telephone company or pay for our service in addition to their existing service.

The incumbent phone companies own networks that include a last mile connection to substantially all of our existing and potential customers as well as the places our customers call. As a result, the vast majority of the calls placed by a Vonage customer are carried over the “last mile” by an incumbent phone company, and we indirectly pay access charges to these competitors for each of these calls. In contrast, traditional wireline providers do not pay us when their customers call our customers. Their “last mile” connections enable these competitors to bundle phone service with Internet access and television at prices we may find difficult to compete with.

We currently charge prices that are significantly lower than prices charged by the incumbent phone companies, which has facilitated our rapid growth. We believe the incumbent phone companies have significant overhead expenses, which have resulted in the high prices they charge. However, their marginal cost to complete each additional call on their networks is negligible. This could lead them to decrease the prices they charge, which would have an adverse effect on our ability to attract and retain their customers. We also currently compete successfully with the incumbent phone companies on the basis of the features we offer that they do not (such as area code selection and virtual phone numbers) and features we offer at no extra charge. The incumbent phone companies might be able to improve their offerings in these areas, which would also have an adverse effect on our ability to attract and retain customers. Furthermore, the incumbent phone companies could offer broadband communications through subsidiaries that are not burdened with their overhead and legacy equipment. Given their ability to offer DSL last mile connections, this would significantly enhance their ability to compete with us on the basis of price and features. For example, on May 3, 2006, Verizon Communications reduced the price of their VoIP service to $24.95 per month for their unlimited calling plan.

The incumbent phone companies have long-standing relationships with regulators, legislators, lobbyists and the media. This can be an advantage for them because legislative, regulatory or judicial developments in our rapidly evolving industry and public perception could have a material effect on the value of our stock.

Cable companies

These competitors include companies such as Cablevision, Comcast, Cox Communications and Time Warner Cable. Cable companies have made and are continuing to make substantial investments in delivering last mile broadband Internet access to their customers. As a result, they can be expected to compete intensely for the money that their customers spend for phone service over that connection. They provide Internet access and cable television to most of our existing and potential customers. This allows them to engage in highly targeted, low-cost direct marketing and may enhance their image as trusted providers of services.

Cable companies are aggressively using their existing customer relationships to bundle services. For example, they bundle Internet access, cable television and phone service with an implied price for the phone service that may be significantly below ours. In addition to their existing bundling capabilities, Advance/Newhouse Communications, Comcast, Cox Communications and Time Warner Cable announced on November 2, 2005 that they will form a joint venture with Sprint Nextel which will enable these cable companies to offer wireless services as a fourth element of their bundle of service offerings. We believe this joint venture will further enhance the competitive offering of cable companies.

Cable companies are able to advertise on their local access channels with no significant out-of-pocket cost and through mailings in bills with little marginal cost. They also receive advertising time as part of their relationships with television networks, and they are able to use this time to promote their telephone service offerings.

Cable companies’ ownership of Internet connections to our customers could enable them to detect and interfere with the completion of our customers’ calls. These companies may degrade the quality of, give low priority to or block entirely the information packets and other data we transmit over their lines. In addition, these companies may attempt to charge their customers more for using our services. This could also apply to phone companies that connect our customers to the Internet.

We believe our ability to successfully compete with cable companies is enhanced by the features we offer that cable companies do not offer (such as portable service and wide choice of area codes) and because our national presence makes us more attractive to national retail outlets and allows us to more efficiently purchase national advertising.

Wireless telephone companies

We also compete with wireless phone companies, such as AT&T (formerly Cingular Wireless LLC), Sprint Nextel Corporation, T-Mobile USA, Inc. and Verizon Wireless. Some consumers use wireless phones, instead of VoIP phones, as a replacement for a wireline phone. Also, wireless phone companies increasingly are providing wireless broadband Internet access to their customers and may in the future offer VoIP to their customers. We believe some of these companies are developing a dual mode phone that will be able to use VoIP where broadband access is available and cellular phone service elsewhere. Wireless telephone companies have a strong retail presence and have significant financial resources.

Alternative voice communication providers

Many alternative voice communication providers are smaller companies with limited resources that seek to offer a primary line replacement service. These providers have not achieved customer penetration or market traction comparable to ours.

In addition to these competitors, we also compete with companies that offer computer-based VoIP services. These computer-based VoIP services typically are not marketed as a primary line replacement, but because they offer their users the ability to call and be called from any phone using a dedicated phone number, they may be used to replace traditional phone service. Some of these service providers may choose to sacrifice revenue in order to gain market share and have offered their services at lower prices or for free. We believe that Skype (a service of eBay), in particular, has a large group of users, many of whom may potentially use Skype as their only phone service. With Skype, however, the ability to make and receive calls over the public switched telephone network is a feature that costs extra and which only a fraction of Skype users purchase, as compared to Skype’s free service that has a larger market penetration.

We may also increasingly face competition from large, well-capitalized Internet companies, such as Google, Microsoft and Yahoo!, which have launched or plan to launch VoIP-enabled instant messaging services. While not all of these competitors currently offer the ability to call or be called by anyone not using their service, in the future they may integrate such capabilities into their service offerings. In addition, a continuing trend toward consolidation of telecommunications companies and the formation of strategic alliances within the telecommunications industry, as well as the development of new technologies, could give rise to significant new competition.

Employees

As of December 31, 2006, we had 1,790 employees. None of our employees is subject to a collective bargaining agreement. On April 11, 2007, we determined to reduce our total workforce by approximately 10% to reduce costs and improve efficiency.

Available Information

We maintain a website with the address www.vonage.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Other than an investor’s own Internet access charges, we make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we have electronically filed such material with, or furnished such material to, the Securities and Exchange Commission.

Certifications

Our interim chief executive officer and chief financial officer have provided the certifications required by Rule 13a-14(a) under the Securities Exchange Act of 1934, copies of which are filed as exhibits to this Annual Report on Form 10-K. In addition, our interim chief executive officer intends to submit the initial annual chief executive officer certification to the New York Stock Exchange no later than June 23, 2007 in accordance with the New York Stock Exchange listing requirements.

Item 1A. Risk Factors

You should carefully consider the risks below, as well as all of the other information contained in this Annual Report on Form 10-K and our financial statements and the related notes included elsewhere in this Annual Report on Form 10-K, in evaluating our company and our business. Any of these risks could materially adversely affect our business, financial condition and results of operations and the trading price of our common stock.

Risks Related to Our Business

We are, and may in the future be, subject to damaging and disruptive intellectual property litigation that could materially and adversely affect our business, results of operations and financial condition, as well as the continued viability of our company.

We have been named as a defendant in several suits currently pending that relate to alleged patent infringement and recently a judgment has been entered against us in our patent litigation with Verizon. See “Item 3. Legal Proceedings—Patent Litigation.” In addition, we have been subject to other infringement claims in the past and, given the rapid technological change in our industry and our continual development of new products and services, we may be subject to infringement claims in the future. We may be unaware of filed patent applications and issued patents that could relate to our products and services. Intellectual property litigation, especially our ongoing patent litigation with Verizon, if determined against us, could:

•	result in the loss of a substantial number of existing customers or prohibit the acquisition of new customers;

•	lead to an event of default under the terms of our convertible notes, which could accelerate the payment of approximately $253.6 million of principal and interest under our notes;

•	cause us to accelerate expenditures to preserve existing revenues;

•	cause existing or new vendors to require prepayments or letters of credit;

•	cause us to lose access to key distribution channels;

•	result in substantial employee layoffs or risk the permanent loss of highly-valued employees;

•	materially and adversely affect our brand in the market place and cause a substantial loss of goodwill;

•

cause our stock price to decline significantly or otherwise cause us to fail to meet the continued listing requirements of the New York Stock Exchange, which could result in the delisting of our common stock from the Exchange;

•	materially and adversely affect our liquidity, including our ability to pay debts and other obligations as they become due; and

•	lead to the bankruptcy or liquidation of the company.

Parties making claims of infringement may be able to obtain injunctive or other equitable relief that could effectively block our ability to provide our services and could cause us to pay substantial royalties, licensing fees or damages. For example, in our patent litigation with Verizon the trial court issued a permanent injunction with respect to the three patents the jury found to be infringed effective April 12, 2007. The trial court permitted us to continue to service existing customers pending appeal, subject to deposit into escrow of a 5.5% royalty on a quarterly basis. In addition, the trial court required us to post a $66 million bond to stay execution of the monetary judgment pending appeal. The trial court issued an order prohibiting us from servicing new customers using our technology that was found to be infringing. In the event of a successful claim of infringement or in the case of the Verizon litigation, we may need to obtain one or more licenses from third parties, which may not be available at a reasonable cost, if at all. The defense of any lawsuit could result in time-consuming and expensive litigation, regardless of the merits of such claims.

Our efforts to design around third-party intellectual property and implement such design arounds, including in connection with our Verizon patent litigation, may cause disruptions to our service.

If the Court of Appeals for the Federal Circuit fails to grant a stay for the duration of our appeal in the Verizon litigation, we will be prohibited from providing service to new customers if we are unable to design around the technology found to be infringing. If we are unable to acquire additional customers, this would delay or prevent our profitability, result in the acceleration of expenditures to preserve existing revenues and further negatively affect our business. We are continuing to work on designing around the Verizon patents as construed by the trial court and may in the future be required to develop and design around other third-party intellectual property. Implementation of these design arounds, including those we may in the future implement in connection with our patent litigation with Verizon, may not be feasible or, if feasible, may take several months to implement, and may cause service interruptions or be temporarily or permanently incompatible with some of the features we currently offer. If service interruptions affect the perceived reliability of our service or if we are required to limit our offering of service features, we may have difficulty attracting and retaining customers and our brand reputation, results of operations and financial condition could be materially and adversely affected.

We have incurred quarterly losses since our inception, and we may continue to incur losses in the future.

We have incurred losses since our inception, and we may continue to incur losses in the future. For the period from our inception through December 31, 2006, our accumulated deficit was $720.9 million. Our quarterly net losses generally increased each quarter from our inception through the quarter ended December 31, 2005, for which our net loss was $71.7 million. In 2006, our quarterly net losses decreased each quarter with the exception of the forth quarter.

For the quarter ended December 31, 2006, our net loss was $117.1 million which includes $52.5 million in costs related to the Verizon patent litigation judgment entered against us. Initially, our net losses were driven principally by start-up costs and the costs of developing our technology. More recently, our net losses have been driven principally by marketing expense, which was $365.3 million for the year ended December 31, 2006. In order to grow our revenue and customer base, we have chosen to spend a significant amount on marketing expenditures. In addition, we plan to continue to invest in research and development and customer care. We are pursuing a balance of growth and profitability, in the near term to capitalize on the current expansion of the broadband and VoIP markets and enhance the future value of our company. Although we believe we will achieve profitability in the future, we ultimately may not be successful and we may never achieve profitability. In the past, we projected that we would generate net income during future periods, but then generated a net loss. We intend to continue to spend a significant amount on marketing expenditures, and we may continue to generate net losses for the foreseeable future. In addition, we will always be required to incur some marketing expense in order to replace customers who terminate our service, or “churn.” Further, marketing expense is not the only factor that may contribute to our net losses. For example, interest expense on our convertible notes of at least $12.7 million annually will contribute to our net losses unless the convertible notes are converted or repaid prior to the maturity date. This amount will increase if we pay interest in kind on these notes. As a result, even if we significantly reduce our marketing expense, we may continue to incur net losses.

If we are unable to compete successfully, we could lose market share and revenue.

The telecommunications industry is highly competitive. We face intense competition from traditional telephone companies, wireless companies, cable companies and alternative voice communication providers. Our principal competitors are the traditional telephone service providers, namely AT&T, Inc. (formerly SBC Communications Inc.), Citizens Communications Corp., Qwest Communications International Inc. and Verizon Communications, Inc., which provide telephone service based on the public switched telephone network. Some of these traditional providers also have added or are planning to add VoIP services to their existing telephone and broadband offerings. We also face, or expect to face, competition from cable companies, such as Cablevision Systems Corp., Charter Communications, Inc., Comcast Corporation, Cox Communications, Inc. and Time Warner Cable (a division of Time Warner Inc.), which have added or are planning to add VoIP services to their existing cable television, voice and broadband offerings. Further, wireless providers, including AT&T, Sprint Nextel Corporation, T-Mobile USA Inc. and Verizon Wireless, offer services that some customers may prefer over wireline service. In the future, as wireless companies offer more minutes at lower prices, their services may become more attractive to customers as a replacement for wireline service. Some of these providers may be developing a dual mode phone that will be able to use VoIP where broadband access is available and cellular phone service elsewhere, which will pose additional competition to our offerings.

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

We also compete against established alternative voice communication providers, such as Skype (a service of eBay Inc.), and face competition from other large, well-capitalized Internet companies, such as Google Inc., Microsoft Corporation and Yahoo! Inc., which have recently launched or plan to launch VoIP-enabled instant messaging services. In addition, we compete with independent VoIP service providers. Some of these service providers may choose to sacrifice revenue in order to gain market share and have offered their services at lower prices or for free. In order to compete with such service providers, we may have to significantly reduce our prices, which would delay or prevent our profitability.

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

The market for VoIP service is continuing to rapidly evolve. We currently generate most of our revenue from the sale of VoIP services and related products to residential customers. Revenue generated from sales to residential customers will continue to account for most of our revenue for the foreseeable future. We believe that a significant portion of our initial residential customers are early adopters of VoIP technology. However, in order for our business to continue to grow and to become profitable, VoIP technology must gain acceptance among mainstream consumers, who tend to be less technically knowledgeable and more resistant to new technology services. Because potential VoIP customers need to connect additional hardware not required for the use of traditional telephone service, mainstream consumers may be reluctant to use our service. We have shifted our focus of advertising to reach out to the mainstream consumer and increase brand awareness, primarily with new television commercials. However, if mainstream consumers choose not to adopt our technology, our ability to grow our business will be limited.

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

Certain aspects of our service are not the same as traditional telephone service. Our continued growth is dependent on the adoption of our services by mainstream customers, so these differences are becoming increasingly important. For example:

•

Both our E-911 and emergency calling services are different, in significant respects, from the 911 service associated with traditional wireline and wireless telephone providers and, in certain cases, with other VoIP providers.

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

Our emergency and E-911 calling services are different from those offered by traditional wireline telephone companies and may expose us to significant liability.

Both our emergency calling service and our E-911 calling service are different, in significant respects, from the emergency calling services offered by traditional wireline telephone companies. In each case, those differences may cause significant delays, or even failures, in callers’ receipt of the emergency assistance they need.

Traditional wireline telephone companies route emergency calls over a dedicated infrastructure directly to an emergency services dispatcher at the PSAP in the caller’s area. Generally, the dispatcher automatically receives the caller’s phone number and actual location information. While our E-911 service being deployed in the United States is designed to route calls in a fashion similar to traditional wireline services, our E-911 capabilities are not yet available in all locations. In addition, the only location information that our E-911 service can transmit to a dispatcher at a PSAP is the information that our customers have registered with us. A customer’s registered location may be different from the customer’s actual location at the time of the call because customers can use their Vonage-enabled devices to make calls almost anywhere a broadband connection is available.

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

In some cases, even under our E-911 service, emergency calls may be routed to a PSAP in the area of the customer’s registered location, but such PSAP may not be capable of receiving our transmission of the caller’s registered location information and, in some cases, the caller’s phone number. Where the emergency call center is unable to process the information, the caller is provided a service that is similar to the basic 911 services offered to some wireline telephone customers. In these instances, the emergency caller may be required to verbally advise the operator of their location at the time of the call and, in some cases, a call back number so that the call can be handled or forwarded to an appropriate emergency dispatcher.

The emergency calls of customers located in areas where we are currently unable to provide either E-911 or the basic 911 described above are supported by a national call center that is run by a third-party provider and operates 24 hours a day, seven days a week. In these cases, a caller must provide the operator with his or her physical location and call back number. The operator will then coordinate connecting the caller to the appropriate PSAP or emergency services provider. Our E-911 service does not support the calls of our WiFi phone, SoftPhone users and V-phone. The emergency calls of our WiFi phone, SoftPhone users and V-phone are supported by the national call center.

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

Although we have designed our service network to reduce the possibility of disruptions or other outages, our service may be disrupted by problems with our technology and systems, such as malfunctions in our software or other facilities and overloading of our network. Our customers have experienced interruptions in the past and may experience interruptions in the future as a result of these types of problems. Interruptions have in the past and may in the future cause us to lose customers and offer substantial customer credits, which could adversely affect our revenue and profitability. During 2006, we had multiple outages that affected groups of customers at various times, some of which affected large groups of customers for several hours. In addition, because our systems and our customers’ ability to use our services are Internet-dependent, our services may be subject to “hacker attacks” from the Internet, which could have a significant impact on our systems and services. If service interruptions adversely affect the perceived reliability of our service, we may have difficulty attracting and retaining customers and our brand reputation and growth may suffer.

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

We may not be able to maintain adequate customer care during periods of growth or in connection with our addition of new and complex Vonage-enabled devices, which could adversely affect our ability to grow and cause our financial results to be negatively affected.

Good customer care is important to acquiring and retaining customers. In the recent past, we have not been able to expand our customer care operations quickly enough to meet the needs of our greatly increased customer base, and the quality of our customer care has suffered. For example, in the first half of 2006, our customers experienced longer than acceptable hold times when they called us for assistance. In 2006, our average monthly customer churn rate increased to 2.5% from 2.0% in 2005. We believe this increase was due in part to our rapid growth and inability to hire enough qualified customer care employees which led to less than satisfactory customer care during these quarters. In the future, as we broaden our Vonage-enabled device offerings and our customers build increasingly complex home networking environments, we will face additional challenges in training our customer care staff. Historically, we have faced a high turnover rate among our customer care employees. We continue to hire and train customer care representatives at a rapid rate in order to meet the needs of our growing customer base. If we are unable to hire, train and retain sufficient personnel to provide adequate customer care, we may experience slower growth, increased costs and higher churn levels, which would cause our financial results to be negatively impacted.

If we are unable to improve our process for local number portability provisioning, our growth may be negatively affected.

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

A higher rate of customer terminations would negatively affect our business by reducing our revenue or requiring us to spend more money to grow our customer base.

Our rate of customer terminations, or average monthly customer churn, was 2.5% for the year ended December 31, 2006. During that period, 430,376 of our customers terminated. Our churn rate could increase in the future if customers are not satisfied with our service. Other factors, including increased competition from other providers, also influence our churn rate.

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

We may require significant additional capital to pursue our growth strategy, but we may not be able to obtain additional financing on favorable terms or at all.

We intend to continue spending substantial amounts on marketing and product development in order to grow our business. Although we believe we will achieve profitability in the future, we may need to obtain additional financing to respond to new competitive pressures or to respond to opportunities to develop or acquire complementary businesses or technologies. Our significant losses to date may prevent us from obtaining additional funds on favorable terms or at all. For the year ended December 31, 2006, we recorded a net loss of $338.6 million, which includes $52.5 million related to the Verizon patent litigation judgment entered against us. Because of these losses and our limited tangible assets, we do not fit traditional credit lending criteria, which, in particular, could make it difficult for us to obtain loans or to access the capital markets. For example, we discussed a revolving credit facility with commercial banks in the summer of 2005. As a result of those discussions, we believe most commercial lenders will require us to very significantly reduce our loss from operations before they will lend us money. In addition, the terms of our outstanding convertible notes provide for additional shares to be issued upon conversion if we sell shares of our common stock at a price that is less than the average trading price of our common stock over the 10-day period prior to any such sale, which might further limit our access to the capital markets. Finally, our ability to raise additional capital through the issuance of equity securities may be impaired due to the events surrounding our IPO and our ongoing patent litigation, including our litigation with Verizon. A failure to obtain additional financing could adversely affect our ability to grow and maintain our business.

As a result of being a public company, we incur increased costs that may place a strain on our resources or divert our management’s attention from other business concerns.

As a public company, we incur additional legal, accounting and other expenses that we did not incur as a private company. The Exchange Act requires us to file annual, quarterly and current reports with respect to our business and financial condition, which requires us to incur legal and accounting expenses. The Sarbanes-Oxley Act requires us to maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight are required. We expect the corporate governance rules and regulations of the SEC and the New York Stock Exchange will increase our legal and financial compliance costs and make some activities more time consuming and costly. These requirements may place a strain on our systems and resources and may divert our management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.

Because much of our potential success and value lies in our use of internally developed systems and software, if we fail to protect them, it could negatively affect us.

Our ability to compete effectively is dependent in large part upon the maintenance and protection of systems and software that we have developed internally based on open standards. While we have several pending patent applications and recently acquired three patents from Digital Packet Licensing, Inc. that enable VoIP technology, we cannot patent much of the technology that is important to our business. In addition, our pending patent applications may not be successful. To date, we have relied on copyright, trademark and trade secret laws, as well as confidentiality procedures and licensing arrangements, to establish and protect our rights to this technology. We typically enter into confidentiality or license agreements with our employees, consultants, customers and vendors in an effort to control access to and distribution of technology, software, documentation and other information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use this technology without authorization. Policing unauthorized use of this technology is difficult. The steps we take may not prevent misappropriation of the technology we rely on. In addition, effective protection may be unavailable or limited in some jurisdictions outside the United States, Canada and the United Kingdom. Litigation may be necessary in the future to enforce or protect our rights or to determine the validity and scope of the rights of others. That litigation could cause us to incur substantial costs and divert resources away from our daily business, which in turn could materially adversely affect our business.

We are currently subject to securities class action litigations, the unfavorable outcome of which might have a material adverse effect on our financial condition, results of operations and cash flows.

A number of putative class action lawsuits have been filed against us, certain of our officers and directors, and the lead underwriters of our recent initial public offering, alleging, among other things, securities laws violations. We expect a consolidated complaint to be filed at some time in the future and intend to contest such lawsuit vigorously. We cannot, however, determine the outcome or resolution of these claims or the timing for their resolution. In addition to the expense and burden incurred in defending this litigation and any damages that we may suffer, our management’s efforts and attention may be diverted from the ordinary business operations in order to address these claims. If the final resolution of this litigation is unfavorable to us, our financial condition, results of operations and cash flows may be materially adversely affected if our existing insurance coverage is unavailable or inadequate to resolve the matter.

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

The past background of our founder, Chairman, Chief Strategist and interim Chief Executive Officer, Jeffrey A. Citron, may adversely affect our ability to enter into business relationships and may have other adverse effects on our business.

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

Regulation of VoIP services is developing and therefore uncertain, and current or future legislative, regulatory or judicial actions could adversely affect our business and expose us to liability.

Our business has developed in an environment largely free from government regulation. However, the United States and other countries have begun to assert regulatory authority over VoIP and are continuing to evaluate how VoIP will be regulated in the future. Both the application of existing rules to us and our competitors and the effects of future regulatory developments are uncertain.

Current or future legislative, judicial or other regulatory actions could have a negative effect on our business. If we become subject to the rules and regulations applicable to telecommunications providers in individual states, we may incur significant litigation and compliance costs, and we may have to restructure our service offerings, exit certain markets or raise the price of our services, any of which could cause our services to be less attractive to customers. In addition, future regulatory developments could increase our cost of doing business and limit our growth.

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

These problems could also arise in international markets. For example, in 2006 a Canadian cable provider began offering an optional Cdn$10 per month “quality of service premium” to customers who use third-party VoIP services over its facilities. However, customers who purchase VoIP services directly from this cable provider are not required to pay this additional fee.

If we fail to comply with FCC regulations requiring us to provide E-911 emergency calling services, we may be subject to fines or penalties, which could include disconnection of our service for certain customers or prohibitions on marketing of our services and accepting new customers in certain areas.

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

We have notified our customers of the differences between our emergency calling services and those available through traditional telephony providers and have received affirmative acknowledgement from substantially all of our customers. We also took steps to comply with the FCC’s order by the November 28, 2005 deadline, but we are not currently in full compliance and do not expect to be in full compliance in the short term unless we are granted a waiver of the requirements by the FCC. As of December 31, 2006, we were not providing E-911 service to approximately 7% of our U.S. subscriber lines.

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

Until recently, we did not collect or remit state or municipal taxes, such as sales, excise, and ad valorem taxes, fees or surcharges on the charges to our customers for our services, except that we have historically complied with the collection of New Jersey State sales tax. We have received inquiries or demands from a number of state and municipal taxing agencies seeking payment of taxes, fees or surcharges that are applied to or collected from customers of providers of traditional public switched telephone network services. Although we have consistently maintained that these taxes, fees or surcharges do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations, a number of states have changed their statutes as part of streamlined sales tax initiatives and we are now collecting and remitting sales taxes in those states. The collection of these taxes, fees or surcharges will have the effect of decreasing any price advantage we may have.

In addition, a few states have enacted statutes or administrative rules that address how VoIP providers should contribute to support public safety agencies, and in those states we began to remit fees to the appropriate state agencies.

We have also contacted authorities in each of the other states to discuss how we can financially contribute to the 911 system. State and local governments may also assess fees to pay for emergency services in a customer’s community. As of December 31, 2006, we are collecting and remitting 911 related fees to the appropriate authorities in eighteen states. We expect this fee for most of our customers to be between $0.50 to $1.50 per month, and as high as $3.00 for a limited number of customers, depending on their location. We also began charging customers an Emergency 911 Cost Recovery fee of $0.99 per month, effective March 7, 2006. This fee is designed to cover some of our costs associated with complying with E-911 regulation and operating our national 911 emergency call center. The collection of these 911 fees will also have the effect of decreasing any price advantage we may have.

We have established a U.S. tax reserve of $7.8 million, as of December 31, 2006 to account for the claims by some states that we should have collected and remitted sales taxes and 911 fees in the past. If our ultimate liability exceeds that amount, it could have a material adverse effect on us.

In addition, in June 2006 the FCC in its Order concluded that VoIP providers must begin contributing to the Federal Universal Service Fund, or USF, based on a safe harbor of 64.9%. In October 2006, we began recouping our contributions through a customer surcharge, which was $1.24 per line in the fourth quarter of 2006. Vonage has filed an appeal of the FCC’s USF Order in the United States Court of Appeals for the District of Columbia Circuit, and oral arguments were heard on February 7, 2007. A decision is expected by August 2007. If Vonage prevails in this appeal, our USF contributions may be lowered by the FCC and we will be able to recoup a lesser amount from our customers.

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

We will need to comply with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to achieve and maintain adequate internal control over financial reporting, our business, results of operations and financial condition could be materially adversely affected.

As a public company, our systems of internal control over financial reporting are required to comply with the standards adopted by the Public Company Accounting Oversight Board. We continue to evaluate our internal controls for compliance. We have also commenced a section 404 compliance project. Although our review is not complete, we have taken steps to improve our internal control structure by hiring dedicated, internal Sarbanes-Oxley Act compliance personnel to analyze and improve our internal controls, and have supplemented with outside consultants as needed. During the course of our evaluation, we may identify areas requiring improvement and may be required to design enhanced processes and controls to address issues identified through this review. This could result in significant delays and cost to us and require us to divert substantial resources, including management time, from other activities. We cannot be certain regarding when we will be able to successfully complete the procedures, certification and attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to achieve and maintain the adequacy of our internal controls, we may not be able to conclude that we have effective internal control over financial reporting in accordance with the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to satisfy the requirements of Section 404 on a timely basis could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm the market value of our common stock. Any failure to maintain effective internal controls also could impair our ability to manage our business and harm our financial results.

Jeffrey A. Citron, our founder, Chairman, Chief Strategist, interim Chief Executive Officer and principal stockholder, exerts significant influence over us.

As of December 31, 2006, Mr. Citron beneficially owns approximately 34% of our outstanding common stock, including outstanding securities convertible into or exercisable for common stock held by Mr. Citron. As a result, Mr. Citron is able to exert significant influence over all matters presented to our stockholders for approval, including election and removal of our directors and change of control transactions. In addition, as our Chairman, Chief Strategist and interim Chief Executive Officer, Mr. Citron has and will continue to have significant influence over our strategy, technology and other matters. Mr. Citron’s interests may not always coincide with the interests of other holders of our common stock.

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

Securities markets experience significant price and volume fluctuations. This market volatility, as well as general economic conditions, could cause the market price of our common stock to fluctuate substantially. The trading price of our common stock has been, and is likely to continue to be, volatile. Many factors that are beyond our control may significantly affect the market price of our shares. These factors include:

•	judgments in our intellectual property litigation and other litigation;
•	changes in our earnings or variations in operating results;

•	any shortfall in revenue or increase in losses from levels expected by securities analysts;

•	changes in regulatory policies or tax law;

•	operating performance of companies comparable to us; and

•	general economic trends and other external factors.

If any of these factors causes the price of our common stock to fall, investors may not be able to sell their common stock at or above their respective purchase prices.

Our stock price may decline due to sales of shares by our other stockholders.

Sales of substantial amounts of our common stock, or the perception that these sales may occur, may adversely affect the price of our common stock and impede our ability to raise capital through the issuance of equity securities in the future. There were 155,388,353 shares of our common stock outstanding as of March 31, 2007. All shares sold in our initial public offering are freely transferable without restriction or further registration under the Securities Act, subject to restrictions that may be applicable to our “affiliates,” as that term is defined in Rule 144 under the Securities Act. Substantially all of the shares held by our pre-IPO stockholders are subject to registration rights, and these rights may be exercised. You should expect a significant number of these shares to be sold, which may further decrease the price of shares of our common stock. Shares issuable upon exercise of our options and warrants and upon conversion of our convertible notes also may be sold in the market in the future.

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

In addition, our convertible notes provide that upon a change of control, holders may require us to redeem all or a portion of their convertible notes at a price equal to the principal amount of notes to be redeemed, plus any accrued and unpaid interest and potentially a premium.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The following is a summary of our offices and locations:

Location	Business Use	Square Footage	Lease Expiration Date
Holmdel, New Jersey	Corporate Headquarters, Network Operations, Customer Service, Sales and Marketing, and Administration	350,000	2017
Washington, D.C.	Regulatory	5,009	2011
Mississauga, Ontario	Customer Service, Sales and Marketing, Administration	28,500	2010
London, United Kingdom	Sales and Marketing, Administration	3,472	2010

We believe that the facilities that we occupy are adequate for our current needs and do not anticipate leasing any additional space.

Item 3. Legal Proceedings

From time to time, we may become party to litigation and subject to claims, normally those incident to the ordinary course of our business.

IPeria, Inc. On October 10, 2003, we terminated our contract with IPeria, Inc., our former voicemail vendor. Under the terms of the contract, we were permitted to terminate the contract for any reason. On April 12, 2004, IPeria filed a complaint against Vonage in the Superior Court for the County of Suffolk, Massachusetts. IPeria asserted a number of different claims, including breach of contract, copyright infringement, breach of implied covenant of good faith and fair dealing, negligent misrepresentations, fraud and unfair and deceptive trade practices. In support of these claims, IPeria essentially alleges that it provided voicemail services to Vonage consistent with the terms of the contract and that Vonage failed to pay for those services in violation of the contract. The complaint sought payment of $619,000 plus accrued interest that IPeria asserts it is owed on the contract and treble damages. On February 11, 2007 the parties signed a settlement agreement pursuant to which Vonage agreed to pay IPeria $865,000 in return for a dismissal of the lawsuit and a release of all claims, which was fully reserved in our December 31, 2006 financial statements.

Joshua B. Tanzer. On October 18, 2005, Joshua B. Tanzer commenced a suit against Vonage in the United States District Court for the Southern District of New York seeking damages of approximately $14.24 million and has subsequently sent us a letter increasing his claim to $26.75 million. Mr. Tanzer claims that damages are due with respect to our sale of Series D Convertible Preferred Stock and Series E Convertible Preferred Stock and convertible notes pursuant to the terms of an engagement letter governing services performed by Nanes Delorme Capital Management for Vonage. We believe that our obligations with respect to Mr. Tanzer and Nanes Delorme were completely performed at the conclusion of the Series C Convertible Preferred Stock offering. On December 8, 2006, Vonage and Nanes entered into a settlement agreement pursuant to which Vonage agreed to pay Nanes $25,000 in return for a full release of all claims by Nanes. However, Vonage intends to vigorously defend Tanzer’s claims and is prepared to file a summary judgment motion dismissing Tanzer’s complaint as soon as it is granted permission by the Court to do so. Vonage also believes that an unfavorable outcome would not have a material adverse effect on our results of operations and cash flows in the period in which the matter is resolved. Based upon early settlement discussions, we have recorded a reserve to cover the potential exposure relating to this litigation, which reserve was not material to our financial statements.

Shaw Communications Inc. and Shaw Cablesystems G.P. On March 27, 2006, Shaw Communications Inc. and Shaw Cablesystems G.P. (collectively “Shaw”) filed a Statement of Claim with the Court of the Queen’s Bench of Alberta, Judicial Centre of Calgary. The Statement of Claim alleges that certain statements attributed to Vonage Canada regarding Shaw’s “Quality of Service Enhancement” fee are false, misleading and defamatory and have interfered with Shaw’s relations with its customers. Shaw is seeking an injunction, damages and attorney’s fees. We believe Shaw’s claims have no merit and intend to vigorously defend the lawsuit.

State Attorney General Proceedings. Several state attorneys general have initiated investigations and, in two states, have commenced litigation concerning our marketing disclosures and advertising. We cooperated with these investigations and on December 14, 2006 entered into agreements to settle the litigation with the state attorney general of Texas, and the investigations being conducted by the state attorneys general of Florida, Illinois, Massachusetts, Michigan and North Carolina. With respect to our settlements, we have recorded a reserve to cover the exposure relating to these investigations, which was not material to our December 31, 2006 financial statements.

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

•

We received a subpoena dated June 29, 2006 from the Commonwealth of Pennsylvania, Office of Attorney General, Bureau of Consumer Protection seeking a wide variety of documents. The Attorney General’s office has since agreed to narrow the scope of documents it seeks to certain materials relating to advertising to, and subscriptions by, Pennsylvania consumers, and the training and general form of compensation paid to personnel that market and provides customer care functions for our service. We made a rolling production of responsive materials, which was completed in 2006.

Federal Trade Commission Investigation. On August 31, 2005, the Federal Trade Commission, or FTC, issued a Civil Investigative Demand to us which requested information regarding our 911 service and complaints or notices pertaining to that service, our residential unlimited calling plan and our compliance and our telemarketing vendors’ compliance with the FTC’s Telemarketing Sales Rule including, but not limited to, the requirement to refrain from telemarketing to persons who appear on the National Do Not Call Registry. No formal action has been filed against

Vonage at this time. We are unable at this time to predict the outcome of the FTC’s investigation, whether a formal action will be filed against Vonage, to assess the likelihood of a favorable or unfavorable outcome in that event, or to estimate the amount of liability in the event of an unfavorable outcome.

Patent Litigation.

•

Sprint. On October 12, 2005, a lawsuit was filed against us by Sprint Communications Company L.P. in the United States District Court for the District of Kansas. Sprint alleges that we have infringed seven patents in connection with providing VoIP services. Sprint seeks injunctive relief, compensatory and treble damages and attorney’s fees in unspecified amounts. In our answer filed on November 3, 2005, we have denied Sprint’s allegations and have counterclaimed for a declaration of non-infringement, invalidity and unenforceability of the patents. We believe that we have meritorious defenses against the claims asserted by Sprint and intend to vigorously defend the lawsuit. This matter is currently in the discovery stage and a trial may begin by the end of 2007.

•

Rates Technology. On October 6, 2005, a lawsuit was filed against us by Rates Technology Inc. in the United States District Court for the Eastern District of New York. Rates alleged that we infringed two patents in connection with the least cost routing of telephone calls over the public switched telephone network. Rates sought injunctive relief, attorney’s fees, compensatory damages in excess of one billion dollars and a trebling thereof. On March 9, 2007, Rates dismissed the lawsuit without prejudice.

•

Verizon. On June 12, 2006, a lawsuit was filed against us and our subsidiary Vonage America Inc., by Verizon Services Corp., Verizon Laboratories Inc. and Verizon Communications, Inc., in the United States District Court for the Eastern District of Virginia. Verizon alleged that we infringed seven patents in connection with providing VoIP services and sought injunctive relief, compensatory and treble damages, and attorney’s fees. Verizon dismissed its claims with respect to two of the patents prior to trial, which commenced on February 21, 2007. After trial on the merits, a jury returned a verdict finding that we did not infringe two of the five patents-in-suit, and finding that we infringed three of the patents-in-suit. The jury rejected Verizon’s claim for willful infringement, treble damages, and attorney’s fees, and awarded compensatory damages in the amount of $58 million. The trial court subsequently indicated that it would award Verizon $1.6 million in prejudgment interest on the $58 million jury award. We filed post-trial motions challenging the jury’s verdict and related rulings, which were denied by the trial court. The trial court issued a permanent injunction with respect to the three patents the jury found to be infringed effective April 12, 2007. The trial court has permitted us to continue to service existing customers pending appeal, subject to deposit into escrow of a 5.5% royalty on a quarterly basis. The trial court also ordered that we may not service new customers using our technology that was found to be infringing pending appeal. In addition, we posted a $66 million bond to stay execution of the monetary judgment pending appeal. On April 6, 2007, we filed an amended notice of appeal with the United States Court of Appeals for the Federal Circuit, which issued a temporary stay of the injunction. The temporary stay will remain in effect until the appellate court rules on whether to grant a stay for the duration of the appeal. The Court has set a briefing schedule and ordered the parties to appear for oral argument on our request for a stay pending appeal on April 24, 2007. We will continue to vigorously defend against Verizon’s claims, which we believe are without merit.

•

Klausner Technologies. On July 10, 2006, a lawsuit was filed against us and Vonage America by Klausner Technologies, Inc., in the United States District Court for the Eastern District of Texas. Klausner alleges that we have infringed one of its patents with voice mail technology. Klausner seeks injunctive relief, compensatory and treble damages and attorney’s fees. In our answer filed on September 14, 2006, we denied Klausner’s allegations and have counterclaimed for a declaration of non-infringement, invalidity and unenforceability of the patent. We believe that we have meritorious defenses against the claims asserted by Klausner, and intend to vigorously defend the lawsuit.

•

Web Telephony. On March 14, 2007, Web Telephony, LLC filed suit in the United States District Court for the Eastern District of Texas against Vonage Holdings Corp., Vonage America Inc., and several other defendants. The complaint in this litigation alleges that we are infringing two telecommunications patents held by Web Telephony and seeks monetary compensation for claimed damages as well as injunctive relief. We believe that we have meritorious defenses against these claims and intend to contest vigorously Web Telephony’s infringement allegations. The Court has not set a discovery or trial schedule in this matter.

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

IPO Litigations. During June 2006 and July 2006, Vonage, several of our officers and directors, and the firms who served as the underwriters in our initial public offering, or IPO, were named as defendants in several similar purported class action lawsuits. The cases were filed in the United States District Court for the District of New Jersey, the United States District Court for the Southern District of New York, the Supreme Court of the State of New York, which was subsequently removed to the United States District Court for the Eastern District of New York, and the Superior Court of New Jersey, which was subsequently removed to the United States District Court for the District of New Jersey.

The complaints assert claims under the federal securities laws on behalf of a professed class consisting of all those who were allegedly damaged as a result of acquiring our common stock in connection with our IPO. The complaints allege, among other things, that we omitted and/or misstated certain facts concerning the IPO’s Customer Directed Share Program. Some complaints also allege the IPO prospectus contained misrepresentations or omissions concerning certain of our products and/or the prior experience of some of our management. One complaint (Inouye v. Vonage Holdings Corp. et al. ), which was filed in the United States District Court for the Southern District of New York and subsequently voluntarily dismissed, included an allegation of open market securities fraud during a purported class period of May 24, 2006 to June 19, 2006 in addition to claims arising out of the IPO. On January 9, 2007, the Judicial Panel on Multidistrict Litigation transferred all remaining complaints to the District of New Jersey and we expect a consolidated complaint to be filed at some time in the future.

On July 14, 2006, Vonage and the firms who served as the underwriters in our IPO were named as defendants in a separate lawsuit filed in the United States District Court for the District of New Jersey (Norsworthy v. Vonage Holdings Corp. et al.). This purported class action lawsuit asserts state law breach of contract and negligence claims relating to the alleged inability of participants’ in our Customer Directed Share Program to trade their shares after the IPO. On March 16, 2007, an Order was entered voluntarily dismissing the case without prejudice.

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

We also are involved in certain other threatened and pending legal proceedings, including several class actions asserting claims as relating to our marketing, business practices, and quality of service. From time to time, we receive subpoenas or civil investigative demands from governmental agencies for information that may be pertinent to their confidential investigations. Although the results of litigation claims and investigations cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors.

Regulation

Overview of Regulatory Environment

Traditional telephone service historically has been subject to extensive federal and state regulation, while Internet services generally have been subject to less regulation. Because some elements of VoIP resemble the services provided by traditional telephone companies and others resemble the services provided by Internet service providers, the VoIP industry has not fit easily within the existing framework of telecommunications law and until recently has developed in an environment largely free from regulation.

The Federal Communications Commission, or FCC, the U.S. Congress and various regulatory bodies in the states and in foreign countries have begun to assert regulatory authority over VoIP providers and are continuing to evaluate how VoIP will be regulated in the future. In addition, while some of the existing regulation concerning VoIP is applicable to the entire industry, many rulings are limited to individual companies or categories of service. As a result, both the application of existing rules to us and our competitors and the effects of future regulatory developments are uncertain.

Jurisdiction over Vonage’s VoIP Services

On November 12, 2004, the FCC declared that our service is subject to federal regulation and preempted the Minnesota Public Utilities Commission, or MPUC, from imposing certain of its regulations on us. The FCC’s decision was based on its conclusion that our service is interstate in nature and cannot be separated into interstate and intrastate components. While this ruling does not exempt us from all state oversight of our service, it effectively prevents state telecommunications regulators from imposing certain burdensome and inconsistent market entry requirements and certain other state utility rules and regulations on our service.

The MPUC, the state public utility commissions of California, New York and Ohio, and the National Association of State Utility Consumer Advocates appealed the FCC’s November 12, 2004 order. California has since withdrawn its appeal. The appeals have been consolidated in the United States Court of Appeals for the Eighth Circuit. Briefing has been completed, and oral argument was held on January 12, 2006. On March 21, 2007, the United States Court of Appeals for the 8th Circuit affirmed the FCC’s declaratory ruling preempting state regulation of Vonage’s service. The 8th Circuit found that it is impossible for Vonage to separate its interstate traffic from its intrastate traffic because of the nomadic nature of the service. As a result, the 8th Circuit held that it was reasonable for the FCC to preempt state regulation of Vonage’s service. The 8th Circuit was clear, however, that the preemptive effect of the FCC’s declaratory ruling may be reexamined if technological advances allow for the separation of interstate and intrastate components of the nomadic VoIP service. Therefore, the preemption of state authority over Vonage’s service hinges on the inability to separate the interstate and intrastate components of the service.

The New York State Public Service Commission, or NYPSC, also attempted to assert regulatory authority over our services. On September 10, 2003, Frontier Telephone of Rochester, Inc. filed a complaint with the NYPSC, alleging that our provision of service violated New York law. In response, the NYPSC initiated a generic proceeding to examine VoIP issues. The NYPSC later ruled that our service was subject to its jurisdiction and ordered us to file a tariff and an application for authority to offer communications services in New York. However, on July 16, 2004, we obtained a preliminary injunction from the United States District Court for the Southern District of New York preventing the NYPSC from enforcing its order until the conclusion of further proceedings. The District Court’s order noted that we were likely to succeed on the merits of our claim that we were exempt from regulation by the NYPSC. On December 20, 2004, we filed a motion for a permanent injunction. On December 14, 2005, the District Court denied that motion. However, the court stated that its preliminary injunction would remain in place until the FCC concludes its ongoing rulemaking regarding the regulatory classification of VoIP services, which is discussed below.

In addition to these proceedings, we have received inquiries regarding our service from various state telecommunications regulators. We also are aware of a number of proceedings, informal investigations and complaints not directed at us but concerning various forms of VoIP in several other states.

Regulatory Classification of VoIP Services

On February 12, 2004, the FCC initiated a rulemaking proceeding concerning the provision of voice and other services and applications utilizing Internet Protocol technology. As part of this proceeding, the FCC is considering whether VoIP services like ours should be classified as information services or telecommunications services. We believe our service should be classified as an information service. If the FCC decides to classify VoIP services like ours as telecommunications services, we could become subject to rules and regulations that apply to providers of traditional telephony services. This could require us to restructure our service offering or raise the price of our service, or could otherwise significantly harm our business.

While the FCC has not reached a decision on the classification of VoIP services like ours, it has ruled on the classification of specific VoIP services offered by others. The FCC has drawn distinctions among different types of VoIP services, and has concluded that some VoIP services are telecommunications services while others are information services. The FCC’s conclusions in those proceedings do not determine the classification of our service, but they likely will inform the FCC’s decision regarding VoIP services like ours.

VoIP E-911 Matters

On June 3, 2005, the FCC released an order and notice of proposed rulemaking concerning VoIP emergency services. The order set forth two primary requirements for providers of “interconnected VoIP services” such as ours, meaning VoIP services that can be used to send calls to and receive calls from users on the public switched telephone network.

First, the order requires us to notify our customers of the differences between the emergency services available through us and those available through traditional telephony providers. We also must receive affirmative acknowledgment from all of our customers that they understand the nature of the emergency services available through our service. On September 27, 2005, the FCC’s Enforcement Bureau released an order stating that the Enforcement Bureau will not pursue enforcement actions against VoIP providers, like us, that have received affirmative acknowledgement from at least 90% of their subscribers. We are required to file a report with the FCC when we receive affirmative acknowledgments from 100% of our customer base. We have received affirmative acknowledgment from substantially all of our customers that they understand the nature of the emergency services available through our service, and thus we are substantially in compliance with the first aspect of the FCC’s June 3, 2005 order.

Second, the order requires us to provide enhanced emergency dialing capabilities, or E-911, to all of our customers by November 28, 2005. Under the terms of the order, we are required to use the dedicated wireline E-911 network to transmit customers’ 911 calls, callback number and customer-provided location information to the emergency authority serving the customer’s specified location.

On November 7, 2005, the FCC’s Enforcement Bureau issued a Public Notice with respect to that requirement. The Public Notice indicated that providers who have not fully complied with the enhanced emergency dialing capabilities requirement are not required to discontinue the provision of services to existing clients, but that the FCC expects that such providers will discontinue marketing their services and accepting new customers in areas in which the providers cannot offer enhanced emergency dialing capabilities.

We also have taken steps to comply with the enhanced emergency service rules, but we were unable to comply with all of the requirements of the FCC’s order by the November 28, 2005 deadline, are not currently in compliance with the FCC’s expectations on marketing, and do not expect to be in compliance in the short term unless we are granted a waiver of the requirements by the FCC. For approximately 7% of our customers, we are currently unable to provide E-911 coverage. We may be subject to enforcement action by the FCC that could include monetary forfeitures, cease and desist orders, and other penalties. Any of these penalties could materially harm our business. Although we are not currently required to do so, we have advised the FCC that we will not provide service in any new rate center until we can provide E-911 service in that rate center. As of December 31, 2006, we were providing E-911 services to approximately 93% of our U.S. subscriber lines. Additional progress is being made on a regular basis, and we hope to be able to provide E-911 capabilities to nearly all of our remaining subscriber lines within the year. If the FCC orders us to disconnect customers or stop accepting new customers in areas where we have not yet implemented E-911 capability, it would reduce our subscriber growth while we work to complete the roll-out. This may result in an increase in our marketing cost per gross subscriber line addition, since most of our marketing programs are national in nature and we cannot significantly reduce our marketing costs in areas in which we could not accept new customers.

The FCC’s June 3, 2005 order also included a notice of proposed rulemaking that considers, among other things, whether interconnected VoIP providers like us must transition to an emergency services system that would enable interconnected VoIP providers to establish the location of their customers without the customer providing location information. The comment period closed September 12, 2005. We do not know when the FCC may take further action in this proceeding, but anticipate that it could be before the end of the year. If the FCC adopts additional regulatory obligations, implementing systems to comply with the obligations could be time consuming and expensive.

CALEA

On August 5, 2005, the FCC released an Order extending the obligations of Communications Assistance for Law Enforcement Act, or CALEA, to interconnected VoIP providers. Under CALEA, telecommunications carriers must assist law enforcement in executing electronic surveillance, which include the capability of providing call content and call-identifying information to a local enforcement agency, or LEA, pursuant to a court order or other lawful authorization.

The FCC in a subsequent Order released on May 12, 2006 required all interconnected VoIP providers to become fully CALEA compliant by May 14, 2007. The FCC allowed VoIP providers to comply with CALEA through the use of a solution provided by a trusted third party, or TTP, with the ability to extract call content and call-identifying information from a VoIP provider’s network. While the FCC permits carriers to use the services provided by TTPs to become CALEA compliant by the deadline, the carrier remains ultimately responsible for ensuring the timely delivery of call content and call-identifying information to law enforcement, and for protecting subscriber privacy, as required by CALEA. We selected a TTP to provide a solution for CALEA compliant lawful interception of communications by May 14, 2007.

To date, we have taken significant steps towards CALEA compliance, which include testing the CALEA solution with the FBI. However, recent issues with testing may affect our compliance with the CALEA requirements by the May 14, 2007 deadline. We are actively working through these issues and expect resolution prior to May 14, 2007, but in the interim, we are pursuing alternative solutions that will allow LEAs access to call content and call-identifying information by the deadline. We have also advised the FCC of our CALEA progress and our efforts at implementing alternative solutions if deemed necessary. While unlikely, we could be subject to an enforcement action by the FCC if our CALEA solution is not fully operational by May 14, 2007 and our alternative solutions are proven ineffective.

Customer Proprietary Network Information (CPNI)

On April 2, 2007, the FCC released its Order extending the application of the customer proprietary network information, or CPNI, rules to interconnected VoIP providers. VoIP providers have six months from the effective date of the Order to implement all the CPNI rules.

CPNI includes information such as the phone numbers called by a consumer; the frequency, duration, and timing of such calls; and any services/features purchased by the consumer, such as call waiting, call forwarding, and caller ID, in addition to other information that may appear on a consumer’s bill.

Under the FCC’s existing rules, carriers may not use CPNI without customer approval except in narrow circumstances related to their provision of existing services, and must comply with detailed customer approval processes when using CPNI outside of these narrow circumstances. The new CPNI requirements are aimed at establishing more stringent security measures for access to a customer’s CPNI data in the form of enhanced passwords for on-line access and call-in access to account information as well as customer notification of account or password changes.

At the present time we do not utilize our customer’s CPNI in a manner which would require us to obtain consent from our customers, but in the event that we do in the future, we will be required to adhere to specific CPNI rules aimed at marketing such services. Within the next six months we will be required to implement internal processes in order to be compliant with all the CPNI rules. We have engaged all the impacted business units and compliance is expected by the deadline.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2006.

Executive Officers and Directors of the Registrant

Our executive officers and directors are listed below.

Jeffrey A. Citron, Director, Chairman, Chief Strategist and Interim Chief Executive Officer. Jeffrey A. Citron, age 36, was our Chairman and Chief Executive Officer from January 2001 through February 2006. He resigned from his position as Chief Executive Officer and became our Chief Strategist in February 2006. On April 11, 2007, in connection with the resignation of Michael Snyder as our Chief Executive Officer, our board of directors appointed Mr. Citron as our interim Chief Executive Officer. Mr. Citron is expected to serve in the role on a short-term basis. In 1995, Mr. Citron founded The Island ECN, a computerized trading system designed to automate the order execution process. Mr. Citron became the Chairman and CEO of Datek Online Holdings Corp. in February 1998 and departed The Island ECN and Datek in October 1999.

John S. Rego, Executive Vice President, Chief Financial Officer and Treasurer. John S. Rego, age 45, joined Vonage as Chief Financial Officer in July 2002 and manages accounting, finance, planning, taxation and facilities. From 2001 to 2002, Mr. Rego served as Vice President of Finance for business operations at RCN Corporation. From 1998 to 2000, Mr. Rego served in a variety of corporate and operational finance positions at Winstar Communications, including Vice President of Finance for the SME, Internet, Web Hosting and Professional Services divisions. Additionally, Mr. Rego spent over 14 years in practice as a certified public accountant with international CPA firms.

Louis A. Mamakos, Executive Vice President and Chief Technology Officer. Louis A. Mamakos, age 47, has been our Chief Technology Officer since July 2004 and oversees all technology functions at Vonage, which include new product and services development, supervision of all research projects and integration of all technology-based activities into Vonage’s corporate strategy. Prior to joining Vonage, Mr. Mamakos served as a Fellow for Hyperchip, Inc., a start-up that built scaleable, high-performance core routers, from July 2002 to May 2004. Prior to Hyperchip, Mr. Mamakos held various engineering and architecture positions at UUNET Technologies, now known as MCI, from 1993 to May 2002. Prior to UUNET Technologies, Mr. Mamakos spent nearly 12 years as Assistant Manager for Network Infrastructure at the University of Maryland, College Park.

Sharon A. O’Leary, Executive Vice President, Chief Legal Officer and Secretary. Sharon A. O’Leary, age 48, joined Vonage in August 2005 as Chief Legal Officer. From 2002 to 2005, Ms. O’Leary served as Senior Vice President, General Counsel and Secretary of TeleTech Holdings Inc. From 2000 to 2002, she was Senior Vice President and General Counsel for LoneTree Capital, a venture capital firm. From 1998 to 2000, Ms. O’Leary was Vice President— Law with MediaOne Group, where she managed the general corporate securities, antitrust, litigation, risk management, human resources and public relations advice areas of the law department. From 1987 to 1998, Ms. O’Leary held various commercial transactions positions within the legal department of U S WEST, with the exception of a four-year break from 1993 to 1997 when she was a Partner with the law firm of Browning, Kaleczyc, Berry & Hoven, managing its mergers and acquisitions practice.

Timothy G. Smith, President, Vonage Network Inc. Timothy Smith, age 39, has served as President of Vonage Network since November 2006 and Interim President since June 2006 and is responsible for our network and systems operations globally and Vonage Network staff management. From July 2005 through June 2006 Mr. Smith served as our Senior Vice President of Network and Systems Infrastructure where he was responsible for overseeing our management information systems, network operating center and systems architecture. Prior to joining Vonage, from July 2003 to July 2005, Mr. Smith served as a Senior Technical Individual Contributor at Sun Microsystems, Inc., where he focused on both high priority tactical and strategic projects. From June 2000 to July 2003, Mr. Smith served as the Vice President, Network Engineering at Wayport, Inc, a leading provider of high-speed Wi-Fi wireless and wired Internet access, where he lead the company’s network engineering, network operations and IT. Prior to Wayport, Mr. Smith held various positions including Director at UUNET Technologies from 1995 to 2000.

Peter Barris, Director. Peter Barris, age 55, joined our board of directors in September 2004. Mr. Barris has served as Managing General Partner of New Enterprise Associates, LLC, or NEA, since 1999. He has been with NEA since 1992, and he serves as either an executive officer or General Partner of various NEA entities. Mr. Barris serves on the boards of directors of the Mid-Atlantic Venture Association, Innerworkings, Inc., the National Venture Capital Association and Venture Philanthropy Partners and is a Member of the Board of Trustees of Northwestern University, the Board of Overseers of the Tuck School at Dartmouth College and the Board of Advisors of the Tuck’s Center for Private Equity and Entrepreneurship at Dartmouth College.

Morton David, Director. Morton David, age 70, joined our board of directors in August 2001. Mr. David served as the Chairman and Chief Executive Officer of Franklin Computer Corporation (later Franklin Electronic Publishers, Inc.) from 1983 to 1998. Mr. David currently serves on the board of directors of Sharper Image Corporation and previously served on the board of directors of Datek Online Holdings Corp. from 1998 until its acquisition by Ameritrade Holdings in 2002.

J. Sanford Miller, Director. J. Sanford (Sandy) Miller, age 57, joined our board of directors in January 2004. Mr. Miller is a General Partner in Institutional Venture Partners (IVP), which he joined in April 2006. Prior to joining IVP, Mr. Miller was a Senior Partner at 3i, which he joined in 2001. Prior to joining 3i, Mr. Miller co-founded Thomas Weisel Partners in 1998, where he was a Member of the Executive Committee, Chief Administrative and Strategic Officer and Co-Director of Investment Banking. From 1990 to 1998, Mr. Miller was a Senior Partner at Montgomery Securities, where he led the technology and healthcare groups. Previously, he was a Managing Director and ran the technology and healthcare investment banking divisions in San Francisco for Merrill Lynch from 1987 to 1990. Mr. Miller is a College Trustee at the University of Virginia and serves on the Management Board of the Stanford Graduate School of Business. Mr. Miller is our Lead Director.

Governor Thomas J. Ridge, Director. Governor Thomas J. Ridge, age 61, joined our board of directors in August 2005. From January 2003 to January 2005, Governor Ridge served as the Secretary of the United States Department of Homeland Security. From 2001 through 2002, Governor Ridge served as the Special Assistant to the President for Homeland Security, an Executive Office created by President Bush in October 2001. Governor Ridge served as Governor of the Commonwealth of Pennsylvania for two terms from 1995 through 2001 and was a member of the U.S. House of Representatives from 1983 through 1995. Governor Ridge currently serves on the boards of directors of The Home Depot, Inc. and Exelon Corporation.

John J. Roberts, Director. John J. Roberts, age 62, joined our board of directors in August 2004. Mr. Roberts served as Global Managing Partner for PricewaterhouseCoopers LLP from 1998 until his retirement in June 2002. From 1994 to 1998, Mr. Roberts served as Chief Operating Officer of Coopers & Lybrand, which merged with Price Waterhouse in 1998. He currently serves on the boards of directors and audit committees of Armstrong Holdings, Inc., Safeguard Scientifics, Inc. and the Pennsylvania Real Estate Investment Trust. He is a Member of the American Institute of Certified Public Accountants.

Harry Weller, Director. Harry Weller, age 37, joined our board of directors in November 2003. Mr. Weller joined NEA in 2002 as a Partner and serves as Assistant Vice President of NEA Development Corp. From 1998 to 2001, Mr. Weller served as a Partner at FBR Technology Venture Partners. Mr. Weller currently serves on the board of directors of Sourcefire, Inc.

Recent Developments

On March 30, 2007, Betsy S. Atkins resigned from our board of directors.

On April 11, 2007, Michael Snyder stepped down from his position as Chief Executive Officer and resigned from our board of directors. Jeffrey A. Citron, our Chairman and Chief Strategist was appointed, effective April 11, 2007, as our interim Chief Executive Officer and is expected to serve on a short-term basis. In addition, we have immediately commenced a search for Mr. Snyder’s replacement.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock has been listed on the New York Stock Exchange under the ticker symbol “VG” since May 24, 2006. Prior to that time, there was no public market for our common stock. The following table sets forth the high and low sales prices for our common stock as reported on the NYSE for the quarterly periods indicated.

	Price Range of Common Stock
	High	Low
2006
Fourth quarter	$7.89	$6.40
Third quarter	$9.07	$6.30
Second quarter (from May 24)	$17.25	$8.25

Holders

At March 31, 2007, we had approximately 174 stockholders of record. This number does not include beneficial owners whose shares are held in street name.

Dividends

We have never paid cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock for at least the next 12 months. We intend to retain all of our earnings, if any, for general corporate purposes, and, if appropriate, to finance the expansion of our business.

Use of Proceeds from Initial Public Offering

On May 23, 2006, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File No. 333-131659) relating to our IPO. After deducting underwriting discounts and commissions and other offering expenses, our net proceeds from the offering equaled approximately $491.1 million, which includes $1.9 million of costs incurred in 2005. We have invested the net proceeds of the offering in short-term, interest bearing securities pending their use to fund our expansion, including funding marketing expenses and operating losses. There has been no material change in our planned use of proceeds from our IPO as described in our final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b). As of December 31, 2006, we have not used any of the net proceeds from the IPO.

Sales of Securities Not Registered Under the Securities Act

During 2006, we issued to directors, officers and employees options to purchase 4,510,027 shares of our common stock with per share exercise prices ranging from $6.76 to $18.00, and issued and sold 57,309 shares of our common stock upon exercise of options for aggregate consideration of $52,676. The issuance of these securities was exempt from registration under the Securities Act of 1933 in reliance on Rule 701 of the Securities Act of 1933 pursuant to compensatory benefit plans approved by our board of directors. There were no underwriters employed in connection with these issuances.

Stock Performance Graph

The graph below compares the cumulative total return of our common stock between May 24, 2006 (the date of our IPO) and December 31, 2006, with the cumulative total return of (1) the S&P 500 Index, (2) the NASDAQ Telecom Index and (3) the NYSE Composite Index. This graph assumes the investment of $100 on May 24, 2006 in our common stock, the S&P 500 Index, the NASDAQ Telecom Index and the NYSE Composite Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on May 24, 2006 was the closing sales price of $14.85 per share.

The graph below and related information shall not be deemed “soliciting material” or “filed” with the Securities and Exchange Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, nor shall such information be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, except to the extent we specifically request that such information be treated as soliciting material or specifically incorporate such information by reference into a document filed under the Securities Act or the Exchange Act.

Comparison of the Cumulative Total Return on Common Stock between May 24 and December 31, 2006

Among Vonage Holdings Corp, the S&P 500 Index, the NASDAQ Telecom Index and the NYSE Composite Index

Vonage Holdings Corp.	S&P 500 Index	NASDAQ Telecom Index	NYSE Composite Index	Date
$100.00	$100.00	$100.00	$100.00	5/24/06
$80.94	$100.92	$98.83	$101.56	5/31/06
$57.85	$100.92	$94.99	$101.32	6/30/06
$47.74	$101.44	$85.58	$102.22	7/31/06
$57.31	$103.60	$97.74	$104.04	8/31/06
$46.33	$106.14	$101.68	$105.04	9/29/06
$46.33	$109.48	$106.23	$108.83	10/31/06
$43.77	$111.29	$114.12	$111.24	11/30/06
$46.73	$112.69	$115.53	$113.35	12/29/06

Item 6. Selected Financial Data

The following table sets forth our selected historical financial information. The statement of operations and cash flow data for the years ended December 31, 2006, 2005 and 2004 and the balance sheet data as of December 31, 2006 and 2005 are derived from our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The statement of operations and cash flow data for the years ended December 31, 2003 and 2002 and the balance sheet data as of December 31, 2004, 2003 and 2002 are derived from our audited consolidated financial statements and related notes not included in this Annual Report on Form 10-K. The results included below and elsewhere are not necessarily indicative of our future performance. You should read this information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share amounts)
Statement of Operations Data:
Operating Revenues:
Telephony services	$581,806	$258,165	$75,864	$16,905	$797
Customer equipment and shipping	25,591	11,031	3,844	1,817	174

	607,397	269,196	79,708	18,722	971

Operating Expenses:
Direct cost of telephony services (1)	223,303	84,050	23,209	8,556	1,599
Direct cost of goods sold	62,730	40,441	18,878	4,867	855
Selling, general and administrative	272,826	154,716	49,186	19,174	7,846
Marketing	365,349	243,404	56,075	11,819	1,983
Depreciation and amortization	23,677	11,122	3,907	2,367	1,114

	947,885	533,733	151,255	46,783	13,397

Loss from operations	(340,488)	(264,537)	(71,547)	(28,061)	(12,426)
Net loss	$(338,573)	$(261,334)	$(69,921)	$(29,974)	$(12,742)

Net loss per common share calculation:
Net loss	$(338,573)	$(261,334)	$(69,921)	$(29,974)	$(12,742)
Imputed dividend on preferred shares	—	(605)	—	—	—

Net loss attributable to common shareholders	$(338,573)	$(261,939)	$(69,921)	$(29,974)	$(12,742)

Net loss per common share:
Basic and diluted	$(3.59)	$(189.67)	$(51.41)	$(21.14)	$(8.96)
Weighted-average common shares outstanding:
Basic and diluted	94,207	1,381	1,360	1,418	1,422

Statement of Cash Flow Data:
Net cash used in operating activities	$(188,898)	$(189,765)	$(38,600)	$(16,583)	$(11,140)
Net cash used in investing activities	(210,798)	(154,638)	(73,707)	(4,933)	(4,935)
Net cash provided by financing activities	477,429	434,006	141,094	34,226	14,804

	December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands)
Balance Sheet Data (at period end):
Cash, cash equivalents and marketable securities	$499,736	$266,379	$105,768	$14,245	$1,536
Property and equipment, net	131,842	103,638	16,290	9,325	5,262
Total assets	757,524	446,562	136,493	28,311	10,583
Convertible notes	253,430	247,958	—	—	—
Capital lease obligations	24,255	22,431	—	5	31
Total liabilities	574,323	426,620	51,045	14,038	2,952
Total redeemable preferred stock	—	388,427	192,521	51,409	15,968
Total stockholders’ equity (deficit)	183,201	(368,485)	(107,073)	(37,136)	(8,337)

(1)	Excludes depreciation and amortization of $12,715 for 2006, $6,671 for 2005, $2,519 for 2004, $1,388 for 2003 and $642 for 2002.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with “Selected Financial Data” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of many factors, including the factors we describe under “Risk Factors,” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a leading provider of broadband telephone services with over 2.2 million subscriber lines as of December 31, 2006. Our services use Voice over Internet Protocol, or VoIP, technology, which enables voice communications over the Internet through the conversion and compression of voice signals into data packets. In order to use our service offerings, customers must have access to a broadband Internet connection with sufficient bandwidth (generally 60 kilobits per second or more) for transmitting those data packets.

We earn revenue and generate cash primarily through our broadband telephone service plans, each of which offers a different pricing structure based on a fixed monthly fee. We generate most of our revenue from those fees, substantially all of which we bill to our customers’ credit cards, debit cards or electronic check payments, or ECP, one month in advance.

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

We launched our service in the United States in October 2002, in Canada in November 2004 and in the United Kingdom in May 2005. Since our U.S. launch, we have experienced rapid revenue and subscriber line growth. While our revenue has grown rapidly, we have incurred an accumulated deficit of $720.9 million from our inception through December 31, 2006. Although our net losses initially were driven primarily by start-up costs and the cost of developing our technology, more recently our net losses have been driven by our growth strategy. In order to grow our customer base and revenue, we have chosen to increase our marketing expenses significantly, rather than seeking to generate net income. In addition, we plan to continue to invest in research and development and customer care. Recently, we announced we are seeking to balance growth with profitability. We incurred marketing expense of $365.3 million, $243.4 million and $56.1 million and a net loss of $338.6 million, which includes $52.5 million in costs related to the Verizon patent litigation judgment entered against us, $261.3 million and $69.9 million for 2006, 2005 and 2004, respectively. We intend to continue to pursue growth because we believe it will position us as a strong competitor in the long term. Although we believe we will achieve profitability in the future, we ultimately may not be successful and we may never achieve profitability.

In March 2007, a judgment was entered against us in the amount of $58.0 million in our Verizon patent litigation. This amount plus pre and post judgment interest and costs of $8.0 million was posted as a bond to stay execution of the judgment pending appeal. We must also deposit into escrow a 5.5% royalty on a quarterly basis for as long as we are using the infringing technology. For 2007, we currently estimate the quarterly amount to be $10.5 million, which will fluctuate with our revenue. The trial court has permitted us to continue to service existing customers pending appeal but will not permit us to service new customers. We appealed the jury verdict and the trial court’s decision not to stay the injunction with respect to new customers. On April 6, 2007, the United States Court of Appeals for the Federal Circuit issued a temporary stay of the injunction. This stay will remain in effect until the matter is fully briefed and decided by the appellate court. The court has set a briefing schedule and ordered the parties to appear for oral argument on our request for a stay pending appeal on April 24, 2007. We will continue to vigorously defend against Verizon’s claims, which we believe are without merit.

On April 11, 2007, we determined to reduce our total workforce by approximately 10% in the second quarter of 2007 to reduce costs and improve efficiency. We anticipate incurring a charge of approximately $5.0 million, all of which would be for one-time employee termination benefits. This charge will be expensed in the second quarter of 2007 and would result in cash payments of approximately $5.0 million during 2007.

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

Subscriber line growth. Since our launch, we have experienced rapid subscriber line growth. For example, we grew from 390,566 subscriber lines as of December 31, 2004 to 1,269,038 as of December 31, 2005 and to 2,224,111 as of December 31, 2006. If we receive a permanent stay of execution of the injunction or if we implement court-approved design arounds, we believe we will continue to add subscriber lines in future periods; however, we do not expect to sustain our historical subscriber line growth rate on a percentage basis due to a combination of increased competition, a significantly larger and growing customer base and increasing saturation among our initial target customer base, which included many early adopters.

Average monthly customer churn. For 2006, we experienced average monthly customer churn of 2.5% compared to 2.0% for 2005. We believe this increase was driven primarily by increased competition and our continued rapid growth and inability to hire enough qualified customer care employees, which led to less than satisfactory customer care during 2006. We continue to work on improving our customer care.

We believe that our churn will fluctuate over time and may increase as a result of the adverse decision in the Verizon patent litigation and as we shift our marketing focus from early adopters to mainstream customers and acquire customers from new sources, such as outbound telemarketing, that historically have had a higher churn rate.

Average monthly revenue per line. Our average monthly revenue per line increased to $28.98 for 2006 compared to $27.03 for 2005. In March 2006, we began charging customers an Emergency 911 Cost Recovery fee, and in October 2006, we began collecting Universal Service Fund (“USF”) from our customers, which has increased average monthly revenue per line. In addition, an increasing number of customers are choosing the residential unlimited plan as a result of the first month free promotion which has a positive effect on longer term average monthly revenue per line. These increases could be negatively affected by the timing and duration of promotions such as the second line promotion introduced in late May 2006. In addition, in May 2006 we started offering free calls to certain countries in Europe for customers on our unlimited plans, which decreased average monthly revenue per line. For 2007, we believe that our average monthly revenue per line will remain steady or slightly increase.

Average monthly direct cost of telephony services per line. Our average monthly direct cost of telephony services per line increased to $10.65 for 2006 compared to $8.44 for 2005. This increase was primarily due to the Verizon patent litigation judgment entered against us and the costs of E-911 compliance and taxes we pay on our services, including government imposed taxes such as USF, which was offset by decreases driven by changes in customers’ calling patterns as international calling is a lower portion of our overall call volume and our fixed network costs are being spread over a larger subscriber line base. Of the $51.3 million Verizon judgment recorded for the year ended December 31, 2006, $32.0 million pertained to 2006 and the balance to prior years.

Regulation. Our business has developed in an environment largely free from regulation. However, the United States and other countries have begun to examine how VoIP services should be regulated, and a number of initiatives could have an impact on our business. For example, the FCC has concluded that wireline broadband Internet access, such as DSL and Internet access provided by cable companies, is an information service and is subject to lighter regulation than telecommunications services. This order may give providers of wireline broadband Internet access the right to discriminate against our services, charge their customers an extra fee to use our service or block our service. We believe it is unlikely that this will occur on a widespread basis, but if it does it would have a material adverse effect on us. Other regulatory initiatives include the assertion of state regulatory authority over us, FCC rulemaking regarding emergency calling services and proposed reforms for the intercarrier compensation system. In addition, the FCC recently concluded that VoIP providers must begin contributing to the Universal Service Fund on October 1, 2006, an order that we are appealing. The Internal Revenue Service, however, has discontinued the requirement to collect the Federal Excise Tax, which we stopped collecting on June 24, 2006. Complying with regulatory developments may affect our business by increasing our operating expenses, including legal and consulting fees, requiring us to make significant capital expenditures or increasing the taxes and regulatory fees we pay.

E-911 roll-out. As of December 31, 2006, we were providing E-911 services to approximately 93% of our U.S. subscriber lines. We expect to complete the E-911 roll-out to nearly all of our remaining subscriber lines in the near term. If the FCC orders us to disconnect customers or stop accepting new customers in areas where we have not yet implemented E-911 capability, it would reduce our subscriber growth while we work to complete the roll-out. This may result in an increase in our marketing cost per gross subscriber line addition, since most of our marketing programs are national in nature and we cannot significantly reduce our marketing costs in areas in which we could not accept new customers.

Operating Revenues

Operating revenues consists of telephony services revenue and customer equipment and shipping revenue.

Telephony services revenue. Substantially all of our operating revenues are telephony services revenue. In the United States, we offer two residential plans, “Residential Premium Unlimited” and “Residential Basic 500,” and two small office and home office plans, “Small Business Unlimited” and “Small Business Basic.” Each of our unlimited plans offers unlimited domestic calling as well as free calling to Puerto Rico, Canada and selected European countries, subject to certain restrictions, and each of our basic plans offers a limited number of domestic calling minutes per month. Under our basic plans, we charge on a per minute basis when the number of domestic calling minutes included in the plan is exceeded for a particular month. International calls (except for calls to certain European countries under our unlimited plans) are charged on a per minute basis. These per minute fees are not included in our monthly subscription fees. We offer similar plans in Canada and the United Kingdom.

We derive most of our telephony services revenue from monthly subscription fees that we charge our customers under our service plans. We also offer residential fax service, virtual phone numbers, toll free numbers and other services, for each of which we charge an additional monthly fee. One business fax line is included with each of our two small office and home office plans, but we charge monthly fees for additional business fax lines. We automatically charge these fees to our customers’ credit cards, debit cards or ECP, monthly in advance. We automatically charge the per minute fees not included in our monthly subscription fees to our customers’ credit cards, debit cards or ECP monthly in arrears unless they exceed a certain dollar threshold, in which case they are charged immediately.

By collecting monthly subscription fees in advance and certain other charges immediately after they are incurred, we are able to reduce the amount of accounts receivable that we have outstanding, thus allowing us to have lower working capital requirements. Collecting in this manner also helps us mitigate bad debt losses, which are recorded as a reduction to revenue. If a customer’s credit card, debit card or ECP is declined, we generally suspend international calling capabilities as well as the customer’s ability to incur domestic usage charges in excess of their plan minutes.

Historically, in most cases we are able to correct the problem with the customer within the current monthly billing cycle. If the customer’s credit card, debit card or ECP cannot be successfully processed during two billing cycles (i.e., the current and subsequent month’s billing cycle), we terminate the account.

We also generate revenue by charging a fee for activating service. Through June 2005, we charged an activation fee to our direct channel customers, or those customers who purchase equipment directly from us. Beginning in July 2005, we also began charging an activation fee to our retail channel customers, or customers who purchase equipment from retail stores. For our direct channel customers, activation fees, together with the related customer acquisition amounts for equipment, are deferred and amortized over the estimated average customer relationship period. For our retail channel customers, rebates and retailer commissions up to but not exceeding the activation fee, are also deferred and amortized over the estimated average customer relationship period. The amortization of deferred customer equipment expense is recorded to direct cost of goods sold. The amortization of deferred rebates is recorded as a reduction to telephony services revenue. The amortization of deferred retailer commissions is recorded as marketing expense. Through December 31, 2004, we estimated that the average customer relationship period would be 30 months based upon comparisons to other telecommunications companies. For 2005, this period was reevaluated based on our experience to date and we now estimate it will be 60 months. We have applied the 60-month customer relationship period on a prospective basis beginning January 1, 2005. For 2006 and 2007, we have confirmed that the customer relationship period should be 60 months.

In the United States, we charge regulatory recovery fees on a monthly basis to defray the costs associated with regulatory consulting and compliance as well as related litigation, E-911 compliance and to cover taxes that we are charged by the suppliers of telecommunications services. In addition, beginning on October 1, 2006, we began charging customers Federal USF. We record these fees as revenue.

Prior to June 30, 2005, we generally charged a disconnect fee to customers who did not return their customer equipment to us upon termination of service, regardless of the length of time between activation and termination. On July 1, 2005, we changed our termination policy. We no longer accept returns of any customer equipment after 30 days, and for all subscribers who became our customer prior to February 1, 2007, we will charge a disconnect fee to customers who terminate their service within one year of activation. For subscribers who became our customers after February 1, 2007, we will charge a disconnect fee to customers who terminate their service within two years of activation. Disconnect fees are recorded as revenue and are recognized at the time the customer terminates service.

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

Direct cost of telephony services. Direct cost of telephony services primarily consists of fees that we pay to third parties on an ongoing basis in order to provide our services. These fees include:

•

Access charges that we pay to other telephone companies to terminate domestic and international calls on the public switched telephone network. These costs represented approximately 43% and 62% of our direct cost of telephony services for 2006 and 2005, respectively, with a portion of these payments ultimately being made to incumbent telephone companies. When a Vonage subscriber calls another Vonage subscriber, we do not pay an access charge.

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

•	Taxes that we pay on our purchase of telecommunications services from our suppliers or imposed by government agencies such as Federal USF.

•	In 2006, a portion of the Verizon patent litigation judgment entered against us and in the future it will include royalties for use of third party intellectual property.

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

•	Compensation expense related to stock-based awards to employees and directors.

•	Outsourced labor related to customer care and retail in-store support activities.

•	Transaction fees paid to credit card, credit card and ECP companies, which include a per transaction charge in addition to a percent of billings charge.

•	Rent and related expenses.

•	Professional fees for legal, accounting, tax, public relations, lobbying and development activities.

Marketing expense. Marketing expense consists of:

•

Advertising costs, which comprise a majority of our marketing expense and include online, television, print and radio advertising, direct mail, alternative media, promotions, sponsorships and inbound and outbound telemarketing.

•	Creative and production costs.

•	The costs to serve and track our online advertising.

•	Certain amounts we pay to retailers for newspaper insert advertising, product placement and activation commissions.

•	The cost associated with our customer referral program.

Depreciation and amortization expenses. Depreciation and amortization expenses include:

•	Depreciation of our network equipment, furniture and fixtures, and employee computer equipment.

•	Amortization of leasehold improvements and purchased software.

•	Amortization of intangible assets (patents).

Other Income (Expense)

Other Income (Expense) consists of:

•	Interest income on cash, cash equivalents and marketable securities.

•	Interest expense on notes payable, the Verizon patent litigation judgment and capital leases.

•	Amortization of deferred financing costs.

•	Accretion of convertible notes.

•	Gain or loss on disposal of property and equipment.

•	Debt conversion expense relating to the conversion of notes payable to equity.

For 2007 and subsequent years through 2010, we will have annual interest expense on our convertible notes of at least $12.7 million unless the convertible notes are converted, repaid prior to maturity date or the holders require us to repurchase all or any portion of the convertible notes on December 16, 2008. This amount will increase if we pay interest in kind on these notes.

Key Operating Data

The following table contains certain key operating data that our management uses to measure the growth of our business and our operating performance:

	For the Years Ended December 31,
	2006	2005	2004

Gross subscriber line additions	1,470,138	1,099,641	364,214
Net subscriber line additions	955,073	878,472	304,849
Subscriber lines (at period end)	2,224,111	1,269,038	390,566
Average monthly customer churn	2.5%	2.0%	1.8%
Average monthly revenue per line	$28.98	$27.03	$27.89
Average monthly telephony services revenue per line	$27.76	$25.93	$26.55
Average monthly direct cost of telephony services per line	$10.65	$8.44	$8.12
Marketing costs per gross subscriber line addition	$248.51	$221.35	$153.96
Employees (excluding temporary help) (at period end)	1,790	1,355	648

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

Subscriber lines. Our subscriber lines include, as of a particular date, all subscriber lines from which a customer can make an outbound telephone call on that date. Our subscriber lines include fax lines and SoftPhones but do not include our virtual phone numbers or toll free numbers, which only allow inbound telephone calls to customers. We added approximately 1 million subscriber lines from 1,269,038 subscriber lines as of December 31, 2005 to 2,224,111 as of December 31, 2006. The increase in our subscriber lines was directly related to an increase in our advertising spending and our expansion to other media, such as television, direct mail, alternative media and outbound telemarketing, which have a broader customer reach.

Average monthly customer churn. Average monthly customer churn for a particular period is calculated by dividing the number of customers that terminated during that period by the simple average number of customers during the period, and dividing the result by the number of months in the period. The simple average number of customers during the period is the number of customers on the first day of the period, plus the number of customers on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first 30 days after activation. Our average monthly customer churn was 2.5% for 2006 compared to 2.0% for 2005. As part of our effort to improve customer satisfaction and increase retention, in the fourth quarter of 2006 we extended our customer grace period for non-payment in order to better resolve customer accounts that may be past due. This extension had a one-time positive impact of 10 basis points on our average monthly customer churn for the fourth quarter. We monitor churn on a daily basis and use it as an indicator of the level of customer satisfaction. Other companies may calculate churn differently, and their churn data may not be directly comparable to ours. Customers who have been with us for a year or more tend to have a significantly lower churn rate than customers who have not. This means that during periods of rapid customer growth our churn rate is likely to increase. In addition, our churn will fluctuate over time and may increase due to increased competition, uncertainty surrounding our patent litigation with Verizon and as we continue to shift our marketing focus from early adopters to mainstream customers and acquire customers from new sources, such as outbound telemarketing, that historically have had a higher churn rate.

Average monthly revenue per line. Average monthly revenue per line for a particular period is calculated by dividing our total revenue for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. The simple average number of subscriber lines for the period is the number of subscriber lines on the first day of the period, plus the number of subscriber lines on the last day of the period, divided by two. Our average monthly revenue per line was $28.98 for 2006 compared to $27.03 for 2005.

Average monthly telephony services revenue per line. Average monthly telephony services revenue per line for a particular period is calculated by dividing our total telephony services revenue for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. Our average monthly telephony services revenue per line was $27.76 for 2006 compared with $25.93 for 2005.

Average monthly direct cost of telephony services per line. Average monthly direct cost of telephony services per line for a particular period is calculated by dividing our direct cost of telephony services for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. We use the average monthly direct cost of telephony services per line to evaluate how effective we are at managing our costs of providing service. Our average monthly direct cost of telephony services per line increased from $8.44 for 2005 to $10.65 for 2006. Of the $51.3 million Verizon judgment recorded for the year ended December 31, 2006, $32.0 million pertained to 2006 and the balance to prior years.

Marketing cost per gross subscriber line addition. Marketing cost per gross subscriber line addition is calculated by dividing our marketing expense for a particular period by the number of gross subscriber line additions during the period. Marketing expense does not include the cost of certain customer acquisition activities, such as rebates and promotions, which are accounted for as an offset to revenues, or customer equipment subsidies, which are accounted for as direct cost of goods sold. As a result, it does not represent the full cost to us of obtaining a new customer. Our marketing cost per gross subscriber line addition has fluctuated over time and may increase in 2007 for several reasons. Unless we are prohibited from offering service to new customers as a result of our patent litigation with Verizon, we intend to continue to spend a substantial amount on advertising and expect to continue to add advertising in more expensive media with a broader reach, such as television, to enhance our brand awareness. In addition, we believe it is generally more expensive to acquire mainstream consumers than early adopters of new technologies and we have increased our focus on more mainstream consumers.

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

Employees. Employees represent the number of personnel that are on our payroll and exclude temporary or outsourced labor. Until recently, one challenge we have faced in enhancing the efficiency of our selling, general and administrative expense has been our high turnover among our customer care employees. On April 11, 2007, we determined to reduce our total workforce by approximately 10% in the second quarter of 2007 to reduce costs and improve efficiency. We anticipate incurring a charge of approximately $5.0 million, all of which would be for one-time employee termination benefits. This charge will be expensed in the second quarter of 2007 and would result in cash payments of approximately $5.0 million during 2007.

Results of Operations

The following table sets forth, as a percentage of consolidated operating revenues, our consolidated statement of operations for the periods indicated:

	For the Years Ended December 31,
	2006	2005	2004
Operating Revenues:
Telephony services	96%	96%	95%
Customer equipment and shipping	4	4	5

	100	100	100

Operating Expenses:
Direct cost of telephony services (excluding depreciation and amortization)	37	31	29
Direct cost of goods sold	10	15	24
Selling, general and administrative	45	58	62
Marketing	60	90	70
Depreciation and amortization	4	4	5

	156	198	190

Loss from operations	(56)	(98)	(90)

Other Income (Expense):
Interest income	4	1	1
Interest expense	(3)	—	—

	1	1	1

Loss before income tax benefit	(55)	(97)	(89)

Income tax benefit	—	—	1

Net loss	(55)%	(97)%	(88)%

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Telephony Services Revenue and Direct Cost of Telephony Services

	For the Years Ended December 31,		$ Change	% Change
	2006	2005
	(dollars in thousands)
Telephony services	$581,806	$258,165	$323,641	125%
Direct cost of telephony services (excluding depreciation and amortization of $12,715 and $6,671, respectively)	223,303	84,050	139,253	166%

Telephony services revenue. The increase in telephony services revenue of $323.6 million, or 125%, was primarily due to an increase of $240.9 million in monthly subscription fees resulting from an increased number of subscriber lines, which grew from 1,269,038 at December 31, 2005 to 2,224,111 at December 31, 2006. The pricing of our service plans did not change during either 2006 or 2005. Also, the growing number of subscriber lines generated additional revenue from activation fees of $8.1 million, increased revenue of $21.9 million from a higher volume of international calling, increased revenue of $7.0 million from customers exceeding their plan minutes and increased revenue of $33.6 million in regulatory fees we collected from customers including $8.0 million of Federal USF which we began collecting on October 1, 2006. Additionally, add-on features to our service plans generated an increase of $9.6 million. We also had a $13.3 million increase in the fees we charge for disconnecting our service, offset by an increase of $11.2 million in bad debt expense. We believe that telephony services revenue will continue to increase in 2007, as we expect an increase in the number of subscribers. However, we might not experience the same rapid growth as in prior years.

Direct cost of telephony services. The increase in direct cost of telephony services of $139.3 million, or 166%, was primarily due to $51.3 million for the judgment entered against us in our on-going patent litigation with Verizon and the increase in the number of subscriber lines, which increased the fees that we pay other phone companies for terminating phone calls by $46.2 million. We also incurred increased costs of $13.0 million for establishing compliance systems for E-911 services and for E-911 call processing. Our network costs, which includes costs for co-locating in other carriers’ facilities, for leasing phone numbers, routing calls on the Internet, and transferring calls to and from the Internet to the public switched telephone network, increased by $12.6 million. Our cost of porting phone numbers for our customers also increased by $4.0 million. In addition, the taxes that we pay on our purchase of telecommunications services from our suppliers and imposed by government agencies increased our costs by $12.0 million.

Customer Equipment and Shipping Revenue and Direct Cost of Goods Sold

	For the Years Ended December 31,		$ Change	% Change
	2006	2005
	(dollars in thousands)
Customer equipment and shipping	$25,591	$11,031	$14,560	132%
Direct cost of goods sold	62,730	40,441	22,289	55%

Customer equipment and shipping gross loss	$(37,139)	$(29,410)	$(7,729)	26%

Customer equipment and shipping revenue. Our customer equipment and shipping revenue increased by $14.6 million, or 132%, primarily due to an increase in the number of new customers subscribing to our services, resulting in incremental shipping revenue of $6.1 million. In addition, we changed our default shipping option to second day shipping in late February 2006 resulting in higher shipping fees. Customer equipment sales increased by $8.4 million, as in the fourth quarter of 2005 we began to offer our direct customers the option of upgrading their customer equipment at the time of customer sign-up for an additional fee.

Direct cost of goods sold. The increase in direct cost of goods sold of $22.3 million, or 55%, was due largely to the increase in the number of new customers subscribing to our services, which resulted in additional costs of $16.3 million associated with our provision of customer equipment, as well as additional costs for shipping customer equipment of $6.0 million, including incremental costs associated with second day shipping.

Selling, General and Administrative

	For the Years Ended December 31,		$ Change	% Change
	2006	2005
	(dollars in thousands)
Selling, general and administrative	$272,826	$154,716	$118,110	76%

Selling, general and administrative. The increase in selling, general and administrative expenses of $118.1 million, or 76%, was primarily due to an increase in the number of our employees, which grew to 1,790 full time employees at December 31, 2006 from 1,355 at December 31, 2005, and an increase in outsourced labor. This increase resulted in higher wages, employee-related benefits, fees for recruitment of new employees and outsourced labor costs of $68.7 million. On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), and accordingly have recognized $27.0 million of compensation expense for stock-based awards in 2006. As a result of our high turnover among our customer care employees, we have experienced an increase in training and recruiting costs. Also, we experienced an increase in our facility maintenance and other administrative expenses of $17.4 million partially due to the relocation of our headquarters. As we continued to add customers, our credit card, debit card or ECP fees have increased as well by $9.8 million. We also experienced an increase in professional fees of $2.7 million primarily related to legal fees. This was offset by a reduction in tax expense of $8.8 million relating to our potential obligation for sales tax. While selling, general and administrative expenses have increased, they have decreased as a percentage of revenue from 58% for 2005 to 45% for 2006.

Marketing

	For the Years Ended December 31,		$ Change	% Change
	2006	2005
	(dollars in thousands)
Marketing	$365,349	$243,404	$121,945	50%

Marketing. The increase in marketing expense of $121.9 million, or 50%, was primarily due to an increase in television advertising, direct mail campaigns and telemarketing fees of $134.1 million offset by a decrease of $45.1 million in online and radio advertising. We have slightly shifted our focus of advertising to reach out to the mainstream consumer and increase brand awareness, primarily with new television commercials during National Football League and University of Notre Dame football games and by sponsoring events such as the Preakness Stakes, World Cup Soccer, Ryder Cup Golf and the WNBA all-star game.

We also had increased costs of $3.3 million for advertising agency fees, $17.9 million for alternative media and $12.1 million for other miscellaneous marketing fees. We had decreased costs of $0.4 million related to our retail channel, which includes the costs of advertisements and in-store placement fees as well as activation commissions to retailers.

For 2007, unless the court in our litigation with Verizon prohibits us from offering service to new customers or we fail to implement workarounds, we will continue to incur a significant amount of marketing costs as we pursue our growth strategy of increasing our subscriber and revenue base.

Depreciation and Amortization

	For the Years Ended December 31,		$ Change	% Change
	2006	2005
	(dollars in thousands)
Depreciation and amortization	$23,677	$11,122	$12,555	113%

Depreciation and amortization. The increase in depreciation and amortization of $12.6 million, or 113%, was primarily due to an increase in capital expenditures for the continued expansion of our network, computer equipment for our new employees and leasehold improvements for our Holmdel, New Jersey headquarters.

Other Income (Expense)

	For the Years Ended December 31,		$ Change	% Change
	2006	2005
	(dollars in thousands)
Interest income	$21,472	$4,347	$17,125	394%
Interest expense	(19,583)	(1,093)	(18,490)	*
Other, net	(189)	(441)	252	(57)%

	$1,700	$2,813	$(1,113)	(40)%

Interest income. The increase in interest income of $17.1 million was due to an increase in cash, cash equivalents and marketable securities from our convertible notes issued in December 2005 and January 2006 and our initial public offering in May 2006.

Interest expense. The increase in interest expense of $18.5 million was primarily related to interest on our convertible notes that were issued in December 2005 and January 2006 for $17.3 million and $1.2 million related to the Verizon patent litigation judgment.

Provision for Income Taxes

We have net losses for financial reporting purposes. Recognition of deferred tax assets will require generation of future taxable income. There can be no assurance that we will generate sufficient taxable income in future years. Therefore, we established a valuation allowance on net deferred tax assets of $278.7 million as of December 31, 2006.

We participated in the State of New Jersey’s corporation business tax benefit certificate transfer program, which allows certain high technology and biotechnology companies to transfer unused New Jersey net operating loss carryovers to other New Jersey corporation business taxpayers. During 2003 and 2004, we submitted an application to the New Jersey Economic Development Authority, or EDA, to participate in the program and the application was approved. The EDA then issued a certificate certifying our eligibility to participate in the program. The program requires that a purchaser pay at least 75% of the amount of the surrendered tax benefit. In tax years 2004, 2005 and 2006, we sold approximately, $6.2 million, $5.1 million and $6.5 million, respectively, of our New Jersey State net operating loss carryforwards for a recognized benefit of approximately $0.5 million in 2004, $0.4 million in 2005 and $0.5 million in 2006. Collectively, all transactions represent approximately 82% of the surrendered tax benefit each year and have been recognized in the year received.

As of December 31, 2006, we had net operating loss carryforwards for U.S. federal and state tax purposes of $545.3 million and $524.6 million, respectively, expiring at various times from years ending 2020 through 2026. In addition, we had net operating loss carryforwards for Canadian tax purposes of $45.4 million expiring through 2013. We also had net operating loss carryforwards for United Kingdom tax purposes of $16.8 million with no expiration date.

Net Loss

	For the Years Ended December 31,		$ Change	% Change
	2006	2005
	(dollars in thousands)
Net loss	$(338,573)	$(261,334)	$(77,239)	30%

Net Loss. Based on the explanations described above, our net loss of $338.6 million for the year ended December 31, 2006 increased by $77.2 million, or 30%, from $261.3 million for the year ended December 31, 2005.

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

Telephony Services Revenue and Direct Cost of Telephony Services

	For the Years Ended December 31,		$ Change	% Change
	2005	2004
	(dollars in thousands)
Telephony services	$258,165	$75,864	$182,301	240%
Direct cost of telephony services (excluding depreciation and amortization of $6,671 and $2,519, respectively)	84,050	23,209	60,841	262%

Telephony services revenue. The increase in telephony services revenue of $182.3 million, or 240%, was primarily due to an increase of $147.5 million in monthly subscription fees resulting from an increased number of subscriber lines, which grew from 390,566 at December 31, 2004 to 1,269,038 at December 31, 2005. The growing number of subscriber lines also generated additional activation fee revenue of $3.6 million, increased revenue of $20.4 million from a higher volume of international calling, $4.5 million from customers exceeding their plan minutes and $11.5 million in regulatory fees collected from customers. Also, add-on features to our service plans generated an increase of $7.4 million and we had a $4.5 million increase in the fees we charge for disconnecting our service. The increase in revenue from additional subscriber lines was partially offset by customer credits, rebates and other promotional items of $17.6 million and reductions in the monthly price for our residential unlimited plan from $34.99 to $29.99 in May 2004 and to $24.99 in October 2004.

Direct cost of telephony services. The increase in direct cost of telephony services of $60.8 million, or 262%, was primarily due to the increase in the number of subscriber lines and the further expansion of our network, which increased the costs that we pay other phone companies for terminating phone calls by $37.8 million, including $3.0 million for establishing compliance systems for E-911 services and for E-911 call processing. Also, our network costs for co-locating in other carriers’ facilities, for leasing phone numbers, routing calls on the Internet and transferring calls to and from the Internet to the public switched telephone network increased by $16.1 million and our costs for porting local phone numbers increased by $6.9 million for the year ended December 31, 2005. These increases were offset in part by reduced vendor pricing.

Customer Equipment and Shipping Revenue and Direct Cost of Goods Sold

	For the Years Ended December 31,		$ Change	% Change
	2005	2004
	(dollars in thousands)
Customer equipment and shipping	$11,031	$3,844	$7,187	187%
Direct cost of goods sold	40,441	18,878	21,563	114%

Customer equipment and shipping gross loss	$(29,410)	$(15,034)	$(14,376)	96%

Customer equipment and shipping revenue. Our customer equipment and shipping revenue increased by $7.2 million, or 187%, primarily due to an increase in the number of new customers subscribing to our services, resulting in incremental shipping revenue of $5.4 million. Customer equipment sales increased by $1.8 million as we began to offer our direct customers the option of upgrading their customer equipment at the time of customer sign-up for an additional fee in the fourth quarter of 2005.

Direct cost of goods sold. The increase in direct cost of goods sold of $21.6 million, or 114%, was due largely to the increase in the number of new customers subscribing to our services, which resulted in additional costs of

$9.7 million associated with our provision of customer equipment and $3.5 million in additional amortization of customer equipment. In addition, as part of a promotion during the first part of 2005, we waived the activation fee for certain customers, which resulted in us expensing the entire customer equipment cost of approximately $2.9 million. Typically, we defer a portion of the customer equipment expense to the extent of activation fee revenue, and we amortize the revenue and costs equally over the estimated life of the customer. In the absence of an activation fee, the entire customer equipment cost is expensed immediately. See “Summary of Critical Accounting Policies and Estimates.” Also, the costs of shipping customer equipment increased by $5.5 million for 2005 compared to 2004.

Selling, General and Administrative

	For the Years Ended December 31,		$ Change	% Change
	2005	2004
	(dollars in thousands)
Selling, general and administrative	$154,716	$49,186	$105,530	215%

Selling, general and administrative. The increase in selling, general and administrative expenses of $105.5 million, or 215%, was primarily due to an increase in the number of our employees, which grew to 1,355 full time employees at December 31, 2005 from 648 at December 31, 2004, and an increase in outsourced labor. This increase resulted in higher wages, employee-related benefits and fees for recruitment of new employees of $53.8 million. As a result of our high turnover among our customer care employees, we have experienced an increase in training and recruiting costs. Also, we experienced an increase in rent, facilities and other administrative expenses of $9.4 million partially for maintenance of two facilities in November and December 2005 as we moved to our new headquarters. In addition, we had an increase of $18.4 million in legal, consulting and other professional expenses as we addressed regulatory matters and related litigation, E-911 compliance, network development and Sarbanes-Oxley compliance. As we continued to add customers, our credit card and debit card fees increased by $7.6 million, and other customer-related expenses, such as our customer help number and retail store support, increased by $5.9 million. We also increased by $8.0 million, compared to 2004, our expense for what we believe we potentially might owe for sales taxes. While selling, general and administrative expenses have increased, they have decreased as a percentage of revenue from 62% in 2004 to 58% in 2005.

Marketing

	For the Years Ended December 31,		$ Change	% Change
	2005	2004
	(dollars in thousands)
Marketing	$243,404	$56,075	$187,329	334%

Marketing. The increase in marketing expense of $187.3 million, or 334%, was primarily due to an increase in online advertising spending and our expansion to other media, such as television, that have a broader customer reach. The increase in costs relating to advertising was $152.4 million, or 81% of the total marketing expense increase. We also had increased costs of $9.9 million in telemarketing fees, $8.3 million for advertising agency fees, $2.6 million for marketing development fund fees and $3.3 million in connection with our Refer-a-Friend program. In addition, we had increased costs of $8.9 million related to our retail channel, which was launched toward the end of the second quarter of 2004 and has since grown significantly. The increased costs consist of advertisements and in-store placement fees as well as activation commissions to retailers, which increased as the number of subscribers from the retail channel increased.

Depreciation and Amortization

	For the Years Ended December 31,		$ Change	% Change
	2005	2004
	(dollars in thousands)
Depreciation and amortization	$11,122	$3,907	$7,215	185%

Depreciation and amortization. The increase in depreciation and amortization of $7.2 million, or 185%, was primarily due to an increase in capital expenditures for the continued expansion of our network, system enhancements for customer care and computer equipment for our new employees.

Other Income (Expense)

	For the Years Ended December 31,		$ Change	% Change
	2005	2004
	(dollars in thousands)
Interest income	$4,347	$1,135	$3,212	283%
Interest expense	(1,093)	(5)	(1,088)	*
Other, net	(441)	21	(462)	*

	$2,813	$1,151	$1,662	144%

Interest income. The increase in interest income of $3.2 million was primarily due to an increase in cash, cash equivalents and marketable securities from our convertible preferred stock offerings.

Interest expense. The increase in interest expense of $1.1 million was primarily related to two weeks of interest on our convertible notes that were issued in December 2005.

Other, net. The increase in other, net was primarily due to the loss on the disposal of property and equipment relating to our relocation to our new headquarters.

Provision for Income Taxes

Provision for income taxes. We had net losses for financial reporting purposes, which created deferred tax assets that can be used to offset future income taxes. Recognition of deferred tax assets will require generation of future taxable income. There can be no assurance that we will generate earnings in future years. Therefore, we established a valuation allowance for all of our deferred tax assets, which was $149.3 million as of December 31, 2005.

Net Loss

	For the Years Ended December 31,		$ Change	% Change
	2005	2004
	(dollars in thousands)
Net loss	$(261,334)	$(69,921)	$(191,413)	274%

Because the increases in expenses exceeded the increases in revenues described above, our net loss increased by $191.4 million, or 274%, to $261.3 million for 2005 from $69.9 million for 2004.

Quarterly Results of Operations

The following table sets forth quarterly statement of operations data. We derived this data from our unaudited consolidated financial statements, which we believe have been prepared on substantially the same basis as our audited consolidated financial statements. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period.

	For the Quarter Ended
	Mar 31, 2005	Jun 30, 2005	Sep 30, 2005	Dec 31, 2005	Mar 31, 2006	Jun 30, 2006	Sep 30, 2006	Dec 31, 2006
					(Restated) (2)
	(dollars in thousands, except operating data)
Revenue:
Telephony services	$38,583	$57,539	$71,158	$90,885	$112,498	$137,623	$155,611	$176,074
Customer equipment and shipping	2,127	1,896	2,713	4,295	7,225	6,742	6,235	5,389

	40,710	59,435	73,871	95,180	119,723	144,365	161,846	181,463

Operating expenses:
Direct cost of telephony services (1)	12,108	17,719	24,514	29,709	38,424	39,933	41,396	103,550
Direct cost of goods sold	11,588	9,241	9,622	9,990	17,580	16,047	16,934	12,169
Selling, general and administrative	20,553	33,225	45,030	55,908	52,875	66,109	72,052	81,790
Marketing	55,436	61,937	58,906	67,125	88,288	90,164	91,316	95,581
Depreciation and amortization	1,610	2,266	3,150	4,096	4,959	5,740	5,946	7,032

	101,295	124,388	141,222	166,828	202,126	217,993	227,644	300,122

Loss from operations	(60,585)	(64,953)	(67,351)	(71,648)	(82,403)	(73,628)	(65,798)	(118,659)

Other income (expense):
Interest income	578	1,335	1,356	1,078	2,741	3,980	7,721	7,030
Interest expense	—	—	(1)	(1,092)	(5,494)	(4,484)	(3,999)	(5,606)
Other, net	5	(5)	1	(442)	(4)	(4)	(108)	(73)

	583	1,330	1,356	(456)	(2,757)	(508)	3,614	1,351

Loss before income tax benefit	(60,002)	(63,623)	(65,995)	(72,104)	(85,160)	(74,136)	(62,184)	(117,308)
Income tax benefit	—	—	—	390	—	—	—	215

Net loss	$(60,002)	$(63,623)	$(65,995)	$(71,714)	$(85,160)	$(74,136)	$(62,184)	$(117,093)

Net loss per common share calculation:

Net loss	$(60,002)	$(63,623)	$(65,995)	$(71,714)	$(85,160)	$(74,136)	$(62,184)	$(117,093)
Imputed dividend on preferred shares	—	—	—	(605)	—	—	—	—

Net loss attributable to common shareholders	$(60,002)	$(63,623)	$(65,995)	$(72,319)	$(85,160)	$(74,136)	$(62,184)	$(117,093)

Net loss per common share:
Basic and diluted	$(43.83)	$(46.32)	$(47.79)	$(51.56)	$(60.40)	$(1.16)	$(0.40)	$(0.76)

Weighted-average common shares outstanding:
Basic and diluted	1,369	1,373	1,381	1,403	1,410	63,995	154,775	154,962

	For the Quarter Ended
	Mar 31, 2005	Jun 30, 2005	Sep 30, 2005	Dec 31, 2005	Mar 31, 2006	Jun 30, 2006	Sep 30, 2006	Dec 31, 2006
Operating Data:
Gross subscriber line additions	280,123	262,310	282,176	275,032	421,890	377,005	359,148	312,094
Net subscriber line additions	249,333	207,950	213,937	207,252	328,279	255,936	204,591	166,267
Subscriber lines at end of period	639,899	847,849	1,061,786	1,269,038	1,597,317	1,853,253	2,057,844	2,224,111
Average monthly customer churn	1.7%	2.1%	2.3%	1.9%	2.1%	2.3%	2.6%	2.3%
Average monthly revenue per line	$26.34	$26.63	$25.79	$27.22	$27.85	$27.89	$27.59	$28.25
Average monthly telephony services revenue per line	$24.96	$25.78	$24.84	$26.00	$26.17	$26.59	$26.52	$27.41
Average monthly direct costs of telephony services per line	$7.83	$7.94	$8.56	$8.50	$8.94	$7.72	$7.06	$16.12
Marketing costs per gross subscriber line additions	$197.90	$236.12	$208.76	$244.06	$209.27	$239.16	$254.26	$306.26
Employees at end of period	1,045	1,397	1,393	1,355	1,416	1,602	1,675	1,790

(1)	Excludes depreciation and amortization of $1.0 million, $1.4 million, $2.0 million and $2.3 million for the quarters ended March 31, June 30, September 30 and December 31, 2005, respectively, and $2.6 million, $3.1 million, $3.3 million and $3.8 million for the quarters ended March 31, June 30, September 30 and December 31, 2006, respectively.
(2)	In December 2005 and January 2006, we issued approximately $249.9 million of convertible notes, and increased the outstanding principal by $3.7 million through the payment of interest in kind in March 2006. Originally, we believed that the convertible notes contained an embedded derivative and accordingly accounted for the embedded derivative by bifurcating the embedded derivative from the convertible notes at the date of issuance and subsequently remeasuring the fair value of the embedded derivative at December 31, 2005 and March 31, 2006. In May 2006, upon further review, we concluded that the convertible notes do not contain an embedded derivative. “Restated” amounts in the Statements of Operations Data reflect the removal of the income attributable to the change in fair value of derivatives embedded within the convertible notes of $13.4 million and a reduction to interest expense related to the convertible notes of $1.0 million.

Telephony services revenue. Telephony services revenue has increased each quarter corresponding with the increase in our subscriber lines. This increase in subscriber lines has been driven by our increase in marketing, as we attempt to capitalize on the current expansion of the broadband and VoIP markets and to establish and maintain a leading position in the market for broadband telephone services.

Direct costs of telephony services. Direct costs of telephony services have increased each quarter corresponding with the increase in our subscriber lines. The fourth quarter of 2006 includes $51.3 million related to the Verizon patent litigation judgment entered against us.

Direct cost of goods sold. The fluctuations in direct cost of goods sold expenses between the quarters were directly associated with the fluctuations in the subscriber line additions except for the fourth quarter of 2006, which cost decrease was also due to a decrease in customer equipment costs.

Selling, general and administrative. Selling, general and administrative costs have also increased each quarter with the exception of the first quarter of 2006 as we have added employees primarily in the customer care area to support our growing subscriber lines. In the second and third quarter of 2006 we also expanded the used of outsourced customer care personnel in order to handle increased call volume attributable to significant growth in the first quarter of 2006, which drove up costs. We have also had an increase in credit card, debit card or ECP fees and our accrual for potential tax exposure as we have expanded our revenues and an increase in legal fees as we have addressed regulatory matters and litigation. In addition, we have recorded share-based compensation of $4.5 million, $8.1 million, $7.4 million and $7.0 million in the first, second, third and the fourth quarters of 2006, respectively.

Marketing. Marketing costs have increased quarterly for several reasons. We have increased advertising in more expensive media with a broader reach, such as television, to enhance our brand awareness. Recently we have also added additional marketing channels such as direct mail, alternative media and outbound telemarketing while reducing our reliance on online advertising as we hope to reach more mainstream consumers. In addition, we believe it is generally more expensive to acquire mainstream consumers than early adopters of new technologies, and we have increased our focus on more mainstream customers. Over the near term, we expect our marketing cost per gross subscriber line addition to stabilize as we diversify our marketing spend and our newer markets mature.

Liquidity and Capital Resources

Overview

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Years Ended December 31,
	2006	2005	2004
	(dollars in thousands)
Net cash used in operating activities	$(188,898)	$(189,765)	$(38,600)
Net cash used in investing activities	(210,798)	(154,638)	(73,707)
Net cash provided by financing activities	477,429	434,006	141,094

We have incurred significant operating losses since our inception. As a result, we have generated negative cash flows from operations, and have an accumulated deficit of $720.9 million at December, 31, 2006. Our primary sources of funds have been proceeds from private placements of our preferred stock, a private placement of our convertible notes, an initial public offering of our common stock, operating revenues and borrowings under notes payable from our principal stockholder and Chairman, which were subsequently converted into shares of our preferred stock. In 2005, we raised proceeds, net of expenses, of $195.7 million from the issuance of preferred stock and raised proceeds, net of expenses, of $240.0 million in December 2005 and January 2006 in a private placement of our convertible notes. In 2006, we raised $491.1 million in net proceeds from an initial public offering, or IPO, of our common stock which includes costs of $1.9 million incurred in 2005. We have used the proceeds from the convertible note offering and intend to use the proceeds from our IPO for working capital and other general corporate purposes, including funding operating losses.

Historically, our principal uses of cash have been to fund operating losses, which were initially driven by start-up costs and the costs of developing our technology and, more recently, have been driven by marketing expense. We anticipate incurring net losses in the future as we seek to grow our customer base, which will require significant marketing expense but we intend to reduce our net loss on a quarterly basis in the future. For 2006, we spent $365.3 million for marketing expense, compared to $243.4 million in 2005. Because our marketing commitments generally are six weeks or less in duration, we are able to adjust marketing expense relatively quickly if desirable. Therefore, we do not believe our significant and growing marketing expense will impair our liquidity. We believe that revenue and cash on hand will fund our expected marketing expense for at least the next twelve months.

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

In the future we will have to continue paying quarterly interest on our convertible notes. We may pay this interest in cash or in kind, the latter of which would have the effect of increasing the principal amount outstanding under the convertible notes. In March 2006, we paid interest in kind of $3.7 million and in each of June, September and December 2006 we paid $3.2 million of interest in cash. We will pay interest in cash on these convertible notes in the future unless we do not have adequate cash available.

We also have contingent liabilities for state and local sales taxes. As of December, 31, 2006, we had a reserve of $7.8 million. If our ultimate liability exceeds this amount, it could have a material adverse effect on us. However, we do not believe it would significantly impair our liquidity.

In March 2007, a judgment was entered against us in the amount of $58.0 million in our Verizon patent litigation. This amount plus pre and post judgment interest and costs of $8.0 million was posted as a bond, which was cash collateralized, to stay execution of the judgment pending appeal. We must also deposit into escrow a 5.5% royalty on a quarterly basis for as long as we are using the infringing technology. For 2007, we currently estimate the quarterly amount to be $10.5 million, which will fluctuate based on the amount of revenue we generate. As a result of the uncertainty with respect to this litigation, certain vendors have and may in the future require prepayments or letters of credit which could have a material adverse affect on us. However, we currently do not believe it would significantly impair our liquidity. If the courts in the Verizon litigation hold against us, our business, financial condition and results of operations could be materially and adversely affected. See “Item 1A. Risk Factors—Risks Related to Our Business—We are, and may in the future be, subject to damaging and disruptive intellectual property litigation that could materially and adversely affect our business, results of operations and financial condition, as well as the continued viability of our company.”

We expect our cash on hand to fund our net losses and capital expenditures for at least the next twelve months.

To the extent we change our plans, or if our expectations are wrong, we may need to seek additional funding by accessing the equity or debt capital markets. In addition, although we do not currently anticipate any acquisitions, we may need to seek additional funding if an attractive acquisition opportunity is presented to us. However, our significant losses to date may prevent us from obtaining additional funds on favorable terms or at all. Because of our historical net losses and our limited tangible assets, we do not fit traditional credit lending criteria, which, in particular, could make it difficult for us to obtain loans or to access the debt capital markets. For example, we discussed a revolving credit facility with commercial banks in the summer of 2005. As a result of those discussions, we believe most commercial lenders will require us to very significantly reduce our loss from operations before they will lend us money. In addition, the terms of our outstanding convertible notes provide for additional shares to be issued upon conversion if we sell shares of our common stock after our initial public offering at a price that is less than the average trading price of our common stock over the 10-day period prior to any such sale, which might limit our access to the capital markets. Further, the ability to raise additional capital through the issuance of equity securities may be impeded due to the events surrounding our IPO and our on-going patent litigation with Verizon.

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

Capital expenditures

Capital expenditures are mainly for the purchase of network equipment and computer hardware as we continue to expand our network. We continue to invest heavily in networking equipment, technology, corporate facilities and information technology infrastructure. Our capital expenditures for 2006 were $48.6 million, of which $9.2 million in leasehold improvements was for the completion of our headquarters in Holmdel, New Jersey.

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Cash used in operating activities for 2006 was $188.9 million and consisted of a net loss of $338.6 million, offset by adjustments for non-cash items of $58.7 million and $91.0 million provided by working capital and other activities. Adjustments for non-cash items consisted primarily of depreciation and amortization of $23.7 million, $27.0 million for stock option compensation, $4.0 million for accrued interest primarily for our convertible notes and $2.0 million for amortization of deferred financing costs. Working capital activities primarily consisted of a net increase in cash of $104.7 million for accounts payable and accrued expenses primarily related to marketing and the Verizon patent litigation judgment entered against us and $13.1 million for deferred revenue net of deferred product costs offset by a decrease in cash of $6.2 million for prepaid expenses, $10.2 million for accounts receivable and $10.1 million for inventory.

Cash used in operating activities for 2005 was $189.8 million and consisted of a net loss of $261.3 million, offset by adjustments for non-cash items of $12.5 million and $59.0 million provided by working capital and other activities. Adjustments for non-cash items consisted primarily of $11.1 million of depreciation and amortization. Working capital activities primarily consisted of a net increase in accounts payable and accrued expenses of $75.9 million which primarily related to the increase in our marketing and payroll expenses. This was offset by a use of cash for inventory of $15.1 million related to the purchase of customer equipment.

Cash used in investing activities for 2006 of $210.8 million was attributable to net purchases and sales of marketable securities of $155.6 million, capital expenditures of $48.6 million and $5.3 million for the acquisition of three patents. Cash from our initial public offering in May 2006 and debt offering in December 2005 and January 2006 was invested in marketable securities, pending use to fund our loss from operations.

Cash used in investing activities for 2005 of $154.6 million was attributable to net purchases of marketable securities of $71.1 million, capital expenditures of $76.2 million and an increase of restricted cash of $7.3 million. The restricted cash includes cash collateralization of letters of credit for our Holmdel, New Jersey headquarters facility. Cash from our equity and debt offerings in 2005 was invested in marketable securities, pending use to fund our loss from operations.

Cash provided by financing activities for 2006 of $477.4 million was primarily attributable to net proceeds from our initial public offering in May 2006 of $493.0 million, net of costs, offset by the purchase of treasury stock of $11.7 million related to customers that committed to purchase our common stock through our Directed Share Program and subsequently defaulted on payment, $5.4 million of net payments to Underwriters related to our Directed Share Program indemnification, offset by $1.8 million proceeds from our convertible notes, net of issuance costs, in January 2006.

Cash provided by financing activities in 2005 of $434.0 million was primarily attributable to net proceeds from the issuance of preferred stock for $195.7 million and proceeds from our convertible notes, net of issuance costs, of $238.2 million in December 2005.

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

Cash used in operating activities for 2005 was $189.8 million and consisted of a net loss of $261.3 million, offset by adjustments for non-cash items of $12.5 million and $59.0 million provided by working capital and other activities. Adjustments for non-cash items consisted primarily of $11.1 million of depreciation and amortization. Working capital activities primarily consisted of a net increase in accounts payable and accrued expenses of $75.9 million which primarily related to the increase in our marketing and payroll expenses. This was offset by a use of cash for inventory of $15.1 million related to the purchase of customer equipment.

Cash used in operating activities in 2004 was $38.6 million and consisted of a net loss of $69.9 million, offset by adjustments for non-cash items of $5.1 million and $26.2 million provided by working capital and other activities. Adjustments for non-cash items consisted of $3.9 million of depreciation and amortization. Working capital activities primarily consisted of a net increase in accounts payable and accrued expenses of $27.1 million which primarily related to the increase in our marketing and payroll expenses.

Cash used in investing activities for 2005 of $154.6 million was attributable to net purchases of marketable securities of $71.1 million, capital expenditures of $76.2 million and an increase of restricted cash of $7.3 million. The restricted cash includes cash collateralization of letters of credit for our Holmdel, New Jersey headquarters facility. Cash from our equity and debt offerings in 2005 was invested in marketable securities, pending use to fund our loss from operations.

Cash used in investing activities in 2004 of $73.7 million was attributable to net purchases of marketable securities of $62.7 million and capital expenditures of $10.9 million.

Cash provided by financing activities in 2005 of $434.0 million was primarily attributable to net proceeds from the issuance of preferred stock for $195.7 million and proceeds from our convertible notes, net of issuance costs, of $238.2 million.

Cash provided by financing activities in 2004 of $141.1 million was due primarily to proceeds from our preferred stock offerings, net of costs.

Contractual Obligations and Other Commercial Commitments

The table below summarizes our contractual obligations at December 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in future periods. The table does not include any impact of the judgment entered against us in our patent litigation with Verizon or any potential future royalty payments.

	Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
	(dollars in thousands)
Contractual Obligations:
Convertible notes, net	$253,612	$—	$—	$253,612	$—
Interest related to convertible notes (1)	50,202	12,681	25,361	12,159	—
Capital lease obligations	44,913	3,988	7,843	8,156	24,926
Operating lease obligations	7,345	2,853	3,905	587	—
Purchase obligations	81,862	58,936	22,926	—	—

Total contractual obligations	$437,934	$78,458	$60,035	$274,514	$24,926

Other Commercial Commitments:
Standby letters of credit	$7,549	$7,459	$90	$—	$—

Total contractual obligations and other commercial commitments	$445,483	$85,917	$60,125	$274,514	$24,926

(1)	The amounts presented in this line item would increase if we pay interest in-kind and decrease if any of the notes are converted into our common stock.

Convertible Notes and Related Interest Expense. During December 2005 and January 2006, we sold $249.9 million of convertible notes due 2010 in a private placement and paid interest in kind of $3.7 million in March 2006. In the future, we may, at our option, pay interest on the convertible notes in cash or in kind. The table above assumes interest is paid in cash. The terms of the convertible notes are described in the notes to our consolidated financial statements.

Capital Lease Obligations. At December 31, 2006, we had capital lease obligations of $44.9 million, $44.7 million related to our corporate headquarters in Holmdel, New Jersey that expire in 2017 and $0.2 million for office equipment that expires in 2007.

Operating Lease Obligations. At December 31, 2006, future commitments for operating leases included $4.4 million for co-location facilities in the United States that accommodate a portion of our network equipment through 2009, $1.0 million for office space leased for our Washington D.C. office through 2011, $1.2 million for office space leased for our Toronto, Canada office through 2010, $0.5 million for office space leased for our London, UK office through 2010, $0.2 million for Kiosk’s leased in various locations the United States through 2007 and $0.1 million for office equipment leased for our Holmdel, NJ office through 2007.

Purchase Obligations. At December 31, 2006, future commitments for purchase obligations in the above table represent non-cancelable contractual obligations. These include $22.9 million in fees through 2008 related to the provision of our E-911 services, $2.0 million in fees to retail stores that sell our product; $26.0 million for advertising agency fees related to advertising our product in various media outlets including Notre Dame Football games, Ryder Cup Golf, NFL Network, other online, television and radio; $4.8 million for inbound sales support through 2007; $9.9 million in fees for local number portability through 2009, so that new customers can retain their existing phone numbers; $11.8 million for the purchase of customer equipment through 2007; $4.5 million for sponsorship through 2007 of an auto racing team in the Indianapolis 500 race.

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

Substantially all of our operating revenues are telephony services revenue, which is derived primarily from monthly subscription fees that customers are charged under our service plans. We also derive telephony services revenue from per minute fees for international calls and for any calling minutes in excess of a customer’s monthly plan limits. Monthly subscription fees are automatically charged to customers’ credit cards, debit cards or ECP in advance and are recognized over the following month when services are provided. Revenue generated from international calls and from customers exceeding allocated call minutes under limited minute plans are recognized as services are provided, that is, as minutes are used, and are billed to a customer’s credit cards, debit cards or ECP in arrears. As a result of our multiple billing cycles each month, we estimate the amount of revenue earned from international calls and from customers exceeding allocated call minutes under limited minute plans but not billed from the end of each billing cycle to the end of each reporting period. These estimates are based primarily upon historical minutes and have been consistent with our actual results.

We also generate revenue by charging a fee for activating service. Through June 2005, we charged an activation fee to customers in the direct channel. Beginning in July 2005, we also began charging an activation fee in the retail channel. Customer activation fees, along with the related customer acquisition amounts for customer equipment in the direct channel and for rebates and retailer commissions in the retail channel up to but not exceeding the activation fee, are deferred and amortized over the estimated average customer relationship period. The amortization of deferred customer equipment is recorded to direct cost of goods sold. The amortization of deferred rebates is recorded as a reduction to telephony services revenue. The amortization of deferred retailer commissions is recorded as marketing expense. Through December 31, 2004, this estimated customer relationship period was deemed to be 30 months based upon comparisons to other telecommunications companies as we did not have an operating history. For 2005, the estimated customer relationship period was reevaluated based upon our experience and determined to be 60 months. We have applied the 60-month customer relationship period on a prospective basis beginning January 1, 2005. For 2006 and 2007, we have confirmed that the customer relationship period should be 60 months.

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

Net Operating Loss Carryforwards

As of December 31, 2006, we have net operating loss carryforwards for U.S. federal and state tax purposes of $545.3 million and $524.6 million, respectively, expiring at various times from years ending 2020 through 2026. In addition, we have net operating loss carryforwards for Canadian tax purposes of $45.4 million expiring periodically through 2013. We also have net operating loss carryforwards for United Kingdom tax purposes of $16.8 million with no expiration date.

Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change of control net operating loss carry forward and other pre-change tax attributes against its post-change income may be limited. The Section 382 limitation is applied annually so as to limit the use of our pre-change net operating loss carryforwards to an amount that generally equals the value of our stock immediately before the ownership change multiplied by a designated federal long-term tax-exempt rate. In addition, we may be able to increase the base Section 382 limitation amount during the first five years following the ownership change to the extent it realizes built-in gains during that time period. A built-in gain generally is gain or income attributable to an asset that was held at the date of the ownership change and that had a fair market value in excess of the tax basis at the date of the ownership change. Section 382 provides that any unused Section 382 limitation amount can be carried forward and aggregated with the following year’s available net operating losses. Due to the cumulative impact of our equity issuances over the past three years, a change of ownership occurred upon the issuance of our Series E Preferred Stock at the end of April 2005. As a result, $171.1 million of the total U.S. net operating losses will be subject to an annual base limitation of $39.4 million. As noted above, we believe we may be able to increase the base Section 382 limitation for built-in gains during the first five years following the ownership change.

We evaluated the potential for additional Section 382 limitations in light of our initial public offering in May 2006. The results of our analysis confirms that no additional limitation in the utilization of the $374.2 million in domestic net operating losses accumulated since our Series E preferred stock issuance in April 2005 is necessary.

Stock-Based Compensation

Prior to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share Based Payment (“SFAS 123(R)”), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25, as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or SFAS 123. Under the intrinsic value method, no stock-based compensation expense for employee stock options had been recognized in our results of operations in prior periods unless the exercise price of the stock options granted to employees and directors was less than the fair market value of the underlying common stock at the date of grant. In accordance with the modified prospective transition method that we used in adopting SFAS 123(R), the consolidated financial statements prior to 2006 have not been restated to reflect, and do not include, the possible impact of SFAS 123(R).

Recent Accounting Pronouncements

In December 2006, the Financial Accounting Standard Board (“FASB”) issued FASB Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”) which addresses accounting for registration payment arrangements. FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. Early adoption of FSP EITF 00-19-2 for interim or annual periods for which financial statements or interim reports have not been issued is permitted. We adopted FSP EITF 00-19-2 as of October 1, 2006.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the impact of adopting SFAS 157 on the consolidated financial statements.

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

In June 2006, the FASB ratified the consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF No. 06-3”). The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, Universal Service Fund (“USF”) contributions and excise taxes. The Task Force concluded that entities should present these taxes in the income statement on either a gross or net basis, based on their accounting policy, which should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies.” If such taxes are significant and are presented on a gross basis, the amount of those taxes should be disclosed. The consensus on EITF No. 06-3 will be effective for interim and annual reporting periods beginning after December 15, 2006. We currently record sales, use and excise taxes on a net basis in our consolidated financial statements whereas USF contributions are recorded on a gross basis in our consolidated financial statements. The adoption of EITF No. 06-3 is not expected to have a material effect on our consolidated results of operations or financial condition.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments (“SFAS 155”). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We will evaluate the impact of SFAS 155 on our consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Item 8. Financial Statements and Supplementary Data

The information required by this Item is contained on pages F-1 through F-35 of this Annual Report on Form 10-K and incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Our management, with the participation of our interim chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2006, our interim chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Section 404 compliance project.

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. Beginning with the year ending December 31, 2007, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include management’s report on our internal control over financial reporting in our Annual Report on Form 10-K.

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

Except as described above, during the quarter ended December 31, 2006, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The discussion under the headings “Proposal No. 1 - Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Director Nomination Process” and “Corporate Governance - Board Committees - Audit Committee” in our Proxy Statement for the 2007 Annual Meeting of Stockholders and in “Executive Officers and Directors of the Registrant” in Part I of this Annual Report on the Form 10-K is hereby incorporated by reference.

We have adopted a Vonage Code of Conduct applicable to all our officers and employees and a Vonage Finance Code of Ethics applicable to our chief financial officer and other employees in our finance organization. The Vonage Code of Conduct and Vonage Finance Code of Ethics are posted in the Investor Relations section of our website, www.vonage.com. We will provide you with print copies of our codes free of charge on written request to Vonage Investor Relations, 23 Main Street, Holmdel NJ, 07733. We intend to disclose any amendments to, or waivers from, provisions of our codes that apply to our principal executive officer, principal financial officer, principal accounting officer or controller, or any person performing in similar functions, on our website promptly following the date of such amendment or waiver.

Item 11. Executive Compensation

The discussion under the headings “Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our Proxy Statement for the 2007 Annual Meeting of Stockholders is hereby incorporated by reference.

The “Compensation Committee Report” contained in our Proxy Statement shall not be deemed “soliciting material” or “filed” with the Securities and Exchange Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Exchange Act, except to the extent we specifically request that such information be treated as soliciting material or specifically incorporate such information by reference into a document filed under the Securities Act or the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The discussion under the headings “Stock Ownership Information” and “Equity Compensation Plan Information” in our Proxy Statement for the 2007 Annual Meeting of Stockholders is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The discussion under the headings “Transactions with Related Persons” and “Board Determination of Independence” in our Proxy Statement for the 2007 Annual Meeting of Stockholders is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services

The discussion under the heading “Proposal No. 2 - Ratification of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2007 Annual Meeting of Stockholders is hereby incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)

(1) Financial Statements. The index to our financial statements is found on page F-1 of this Form 10-K.

(2) Financial Statement Schedules. Schedule II—Valuation and Qualifying Accounts is as follows:

	Balance at Beginning of Period	Additions		Less Deductions	Balance at End of Period
		Charged to Revenue	Charged to Expense
Allowance for Doubtful Accounts:
Year ended December 31, 2006	$210	$266	$—	$—	$476
Year ended December 31, 2005	60	150	—	—	210
Year ended December 31, 2004	—	60	—	—	60

Inventory Obsolescence
Year ended December 31, 2006	$732	$—	$1,441	$(903)	$1,270
Year ended December 31, 2005	1,239	—	625	(1,132)	732
Year ended December 31, 2004	24	—	1,215	—	1,239

Valuation Allowance for Deferred Tax
Year ended December 31, 2006	$149,291	$—	$129,384	$—	$278,675
Year ended December 31, 2005	46,268	—	103,023	—	149,291
Year ended December 31, 2004	18,351	—	27,917	—	46,268

(3) Exhibits.

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of Vonage Holdings Corp.(1)

3.2	Amended and Restated By-Laws of Vonage Holdings Corp.(1)

4.1	Form of Certificate of Vonage Holdings Corp. Common Stock(2)

4.2	Form of Senior Unsecured Convertible Note(2)

4.3	Stock Purchase Warrant To Purchase Common Stock of Vonage Holdings Corp.(2)

4.4	Stock Purchase Warrant To Purchase Shares of Series A-2 Convertible Preferred Stock, par value $.001 per share of Vonage Holdings Corp.(2)

10.1	2001 Stock Incentive Plan of Vonage Holdings Corp.(2)*

10.2	Form of Incentive Stock Option Agreement under the 2001 Stock Incentive Plan(2) *

10.3	Form of Nonqualified Stock Option Agreement for Employees under the 2001 Stock Incentive Plan(2) *

10.4	Form of Nonqualified Stock Option Agreement for Outside Directors under the 2001 Stock Incentive Plan(2) *

10.5	Vonage Holdings Corp. 401(k) Retirement Plan(2) *

10.6	Lease Agreement, dated March 24, 2005, between 23 Main Street Holmdel Associates LLC and Vonage USA Inc.(2)

10.7	Amended and Restated Employment Agreement, dated February 8, 2006, between Vonage Holdings Corp. and Jeffrey A. Citron(2) *

10.8	Employment Agreement, dated February 7, 2006, between Vonage Holdings Corp. and Michael Snyder(2) *

Exhibit Number	Description of Exhibit
10.9	Employment Agreement, dated August 1, 2005, between Vonage Holdings Corp. and John S. Rego(2) *

10.10	Employment Agreement, dated August 1, 2005, between Vonage Holdings Corp. and Louis A. Mamakos(2) *

10.11	Employment Agreement, dated August 8, 2005, between Vonage Holdings Corp. and Sharon O’Leary(2) *

10.12	Third Amended and Restated Investors’ Rights Agreement, as amended, dated April 27, 2005, among Vonage Holdings Corp. and the signatories thereto(2)

10.13†	Agreement for Services, dated February 9, 2005, between Vonage Holdings Corp. and Third Party Verification, Inc.(2)

10.14	Registration Rights Agreement, dated December 16, 2005, among Vonage Holdings Corp. and the signatories thereto(2)

10.15†	Agreement for Services, dated April 27, 2005, between Vonage Network Inc. and Intrado Inc. and Amendment No. 1 thereto(2)

10.16†	Master Service Agreement, dated July 15, 2004, between Vonage Holdings Corp. and Level 3 Communications, LLC(2)

10.17†	Master Sales Agreement, dated June 8, 2005, between Vonage Network Inc. and TeleCommunication Systems, Inc.(2)

10.18†	Master Services Agreement, dated May 5, 2005, between Vonage Network Inc. and Synchronoss Technologies, Inc.(2)

10.19†	OSS Master Services Agreement, dated December 27, 2004, between Vonage Holdings Corp. and Neustar, Inc.(2)

10.20	2006 Incentive Plan(2) *

10.21	Form of Indemnification Agreement for directors and officers(2)

10.22†	Amendment #2 to the Agreement for Services, dated September 21, 2006, between Intrado Inc. and Vonage Network Inc.(3)

10.23†	First Amendment to Services Agreement, dated June 21, 2006, between Third Party Verification, Inc. and Vonage Holdings Corp.(3)

10.24†	Second Amendment to Services Agreement, dated August 25, 2006, between Third Party Verification, Inc. and Vonage Network of New Jersey d/b/a Vonage Network Inc. (assignee of Vonage Holding Corp.)(3)

10.25†	Amendment to the Master Services Agreement, dated May 26, 2006, between Telecommunications Systems, Inc. and Vonage Network Inc., along with the accompanying side letter, dated November 2, 2006, from Vonage Network Inc. to Telecommunication Systems, Inc.(3)

10.26†	Amendment #1 to Master Sales Agreement, dated August 8, 2006, between Telecommunication Systems, Inc. and Vonage Network Inc., along with the accompanying side letter, dated November 2, 2006, from Vonage Network Inc. to Telecommunication Systems, Inc.(3)

10.27	Form of Restricted Stock Unit Agreement under the Vonage Holdings Corp. 2006 Incentive Plan(5) *

10.28	Form of Nonqualified Stock Option Agreement under the Vonage Holdings Corp. 2006 Incentive Plan(5) *

10.29	Form of Restricted Stock Agreement under the Vonage Holdings Corp. 2006 Incentive Plan(5) *

10.30	Form of Restricted Stock Agreement under the Vonage Holdings Corp. 2006 Incentive Plan for Non-Employee Directors(5) *

10.31	Form of Nonqualified Stock Option Agreement under the Vonage Holdings Corp. 2006 Incentive Plan for Non-Employee Directors(5) *

Exhibit Number	Description of Exhibit
10.32	Written Consent of the Company and Certain Stockholders to the Third Amended and Restated Investors’ Rights Agreement dated April 27, 2005, as amended(4)

10.33	Amendment #3 to the Agreement for Services, dated November 27, 2006 between Intrado Inc. and Vonage Network Inc. (5)

21.1	List of Subsidiaries of Vonage Holdings Corp.(5)

23.1	Consent of BDO Seidman, LLP, independent registered public accounting firm(5)

31.1	Certification of the Company’s Interim Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(5)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(5)

32.1	Certification of the Company’s Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(5)

(1)	Incorporated by reference to Vonage Holdings Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on August 4, 2006.
(2)	Incorporated by reference to Vonage Holdings Corp.’s Registration Statement on Form S-1 (File No. 333-131659) filed on February 8, 2006.
(3)	Incorporated by reference to Vonage Holdings Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on November 8, 2006.
(4)	Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on November 14, 2006.
(5)	Filed herewith.
†	Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.
*	Management contract or compensatory plan or arrangement.
(b)	Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

Schedule II—Valuation and Qualifying Accounts.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Holmdel, State of New Jersey, on April 17, 2007.

Vonage Holdings Corp.

Dated: April 17, 2007	By:	/s/ JOHN S. REGO
John S. Rego Executive Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature	Title	Date

/S/ JEFFREY A. CITRON Jeffrey A. Citron	Director, Chairman, Chief Strategist and Interim Chief Executive Officer (principal executive officer)	April 17, 2007

/S/ JOHN S. REGO John S. Rego	Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	April 17, 2007

/S/ PETER BARRIS Peter Barris	Director	April 17, 2007

/S/ MORTON DAVID Morton David	Director	April 17, 2007

/S/ J. SANFORD MILLER J. Sanford Miller	Director	April 17, 2007

/S/ GOVERNOR THOMAS J. RIDGE Governor Thomas J. Ridge	Director	April 17, 2007

/S/ JOHN J. ROBERTS John J. Roberts	Director	April 17, 2007

/S/ HARRY WELLER Harry Weller	Director	April 17, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Vonage Holdings Corp.

Holmdel, New Jersey

We have audited the accompanying consolidated balance sheets of Vonage Holdings Corp. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 10, in March 2007 a jury returned a verdict finding that the Company infringed three patents of Verizon Services Corp and Verizon Laboratories, Inc. in connection with providing VoIP services and awarded compensatory damages of $58,000,000. Although the trial court has issued a permanent injunction with respect to the three patents, it will permit the Company to continue to service existing customers pending appeal, but it will not permit it to service new customers. The trial court permitted the Company to continue to service existing customers pending appeal, subject to the Company’s deposit into escrow of a 5.5% royalty on a quarterly basis. On April 6, 2007, the Company appealed the jury verdict and the court’s decision not to stay the injunction with respect to new customers and the United States Court of Appeals for the Federal Circuit issued a temporary stay which will remain in effect until the appellate court rules on whether to grant a stay for the duration of the appeal.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vonage Holdings Corp. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for share-based compensation in 2006 when it adopted SFAS No. 123R, “Share Based Payment” starting January 1, 2006.

/s/ BDO SEIDMAN, LLP

Woodbridge, New Jersey

April 16, 2007

VONAGE HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	Dec 31, 2006	Dec 31, 2005
Assets
Assets
Current assets:
Cash and cash equivalents	$210,253	$132,549
Marketable securities	289,483	133,830
Accounts receivable, net of allowance of $476 and $210, respectively	16,544	6,615
Inventory, net of allowance of $1,270 and $732, respectively	24,390	15,687
Deferred customer acquisition costs, current	13,022	6,125
Prepaid expenses and other current assets	16,080	8,728

Total current assets	569,772	303,534

Property and equipment, net of accumulated depreciation	131,842	103,638
Deferred customer acquisition costs, non-current	34,067	19,899
Deferred financing costs, net	7,861	9,577
Restricted cash	8,042	7,453
Due from related parties	60	75
Intangible assets, net	4,300	—
Other assets	1,580	2,386

Total assets	$757,524	$446,562

Liabilities, Redeemable Preferred Stock and Stockholders’ Equity (Deficit)
Liabilities
Current liabilities:
Accounts payable	$58,899	$16,467
Accrued expenses	161,505	97,715
Deferred revenue, current portion	38,504	20,449
Current maturities of capital lease obligations	1,020	773

Total current liabilities	259,928	135,404

Convertible notes, net	253,430	247,958
Deferred revenue, net of current portion	37,730	21,600
Capital lease obligations, net of current maturities	23,235	21,658

Total liabilities	574,323	426,620

Commitments and Contingencies

Redeemable Preferred Stock
Series A Redeemable Convertible Preferred stock, par value $0.001 per share; authorized 8,000 shares, 8,000 shares issued and outstanding (liquidation preference $16,000)	—	15,968
Series A-2 Redeemable Convertible Preferred Stock, par value $0.001 per share; authorized 6,067 shares, 5,167 shares issued and outstanding (liquidation preference $20,667)	—	20,292
Series A-2 Redeemable Convertible Preferred Stock Warrant to purchase 900 shares	—	1,557
Series B Redeemable Convertible Preferred Stock, par value $0.001 per share; authorized 3,750 shares, 3,750 shares issued and outstanding (liquidation preference $16,200)	—	14,489
Series C Redeemable Convertible Preferred Stock, par value $0.001 per share; authorized 8,000 shares, 8,000 shares issued and outstanding (liquidation preference $43,200)	—	38,090
Series D Redeemable Convertible Preferred Stock, par value $0.001 per share; authorized 8,729 shares, 8,729 shares issued and outstanding (liquidation preference $113,389)	—	102,722
Series E Redeemable Convertible Preferred Stock, par value $0.001 per share; authorized 9,435 shares, 9,429 shares issued and outstanding (liquidation preference $215,924)	—	195,736
Stock subscription receivable	—	(427)

Total redeemable preferred stock	—	388,427

Stockholders’ Equity (Deficit)
Common stock, par value $0.001 per share; authorized 596,950 shares at December 31, 2006 and December 31, 2005; 156,353 and 1,642 shares issued at December 31, 2006 and December 31, 2005, respectively; 155,059 and 1,404 shares outstanding at December 31, 2006 and December 31, 2005, respectively	156	2
Additional paid-in capital	922,097	14,794
Stock subscription receivable	(5,721)	(37)
Accumulated deficit	(720,857)	(382,284)
Treasury stock, at cost, 1,294 shares and 238 shares, respectively	(12,342)	(619)
Deferred compensation	—	(167)
Accumulated other comprehensive loss	(132)	(174)

Total stockholders’ equity (deficit)	183,201	(368,485)

Total liabilities, redeemable preferred stock and stockholders’ equity (deficit)	$757,524	$446,562

The accompanying notes are an integral part of these financial statements

VONAGE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Years Ended December 31,
	2006	2005	2004
Operating Revenues:
Telephony services	$581,806	$258,165	$75,864
Customer equipment and shipping	25,591	11,031	3,844

	607,397	269,196	79,708

Operating Expenses:
Direct cost of telephony services (excluding depreciation and amortization of $12,715, $6,671 and $2,519, respectively)	223,303	84,050	23,209
Direct cost of goods sold	62,730	40,441	18,878
Selling, general and administrative	272,826	154,716	49,186
Marketing	365,349	243,404	56,075
Depreciation and amortization	23,677	11,122	3,907

	947,885	533,733	151,255

Loss from operations	(340,488)	(264,537)	(71,547)

Other Income (Expense):
Interest income	21,472	4,347	1,135
Interest expense	(19,583)	(1,093)	(5)
Other, net	(189)	(441)	21

	1,700	2,813	1,151

Loss before income tax benefit	(338,788)	(261,724)	(70,396)

Income tax benefit	215	390	475

Net loss	$(338,573)	$(261,334)	$(69,921)

Net loss per common share calculation:
Net loss	$(338,573)	$(261,334)	$(69,921)
Imputed dividend on preferred shares	—	(605)	—

Net loss attributable to common shareholders	$(338,573)	$(261,939)	$(69,921)

Net loss per common share:
Basic and diluted	$(3.59)	$(189.67)	$(51.41)

Weighted-average common shares outstanding:
Basic and diluted	94,207	1,381	1,360

The accompanying notes are an integral part of these financial statements

VONAGE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(338,573)	$(261,334)	$(69,921)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,709	11,122	3,907
Amortization of intangibles	968	—	—
Beneficial conversion on interest in kind on convertible notes	32	—	—
Accrued interest	4,002	199	(186)
Allowance for doubtful accounts	266	150	60
Allowance for obsolete inventory	1,441	625	1,215
Amortization of deferred financing costs	1,999	75	—
Loss on disposal of fixed assets	320	438	—
Share-based compensation	26,980	15	—
Other	(49)	(108)	66
Changes in operating assets and liabilities:
Accounts receivable	(10,196)	(4,068)	(2,100)
Inventory	(10,133)	(15,130)	(1,289)
Prepaid expenses and other current assets	(6,218)	(6,265)	(1,518)
Deferred customer acquisition costs	(21,053)	(17,618)	(5,765)
Due from related parties	32	18	15
Other assets	(294)	(2,333)	(27)
Accounts payable	42,407	5,119	3,016
Accrued expenses	62,281	70,765	24,103
Deferred revenue	34,181	28,565	9,824

Net cash used in operating activities	(188,898)	(189,765)	(38,600)

Cash flows from investing activities:
Capital expenditures	(48,601)	(76,261)	(10,867)
Purchase of intangible assets	(5,268)	—	—
Purchase of marketable securities	(639,707)	(295,341)	(68,798)
Maturities and sales of marketable securities	484,116	224,249	6,050
Acquisition and development of software assets	(795)	—	—
Increase in restricted cash	(543)	(7,285)	(92)

Net cash used in investing activities	(210,798)	(154,638)	(73,707)

Cash flows from financing activities:
Principal payments on capital lease obligations	(826)	(177)	(26)
Proceeds from notes issuance	2,047	247,872	—
Debt issuance costs	(283)	(9,652)	—
Proceeds from preferred stock issuance, net	—	195,736	140,820
Proceeds from subscription receivable, net	169	170	300
Proceeds from common stock issuance, net	493,040	—	—
Purchase of treasury stock	(11,723)	—	—
Payments for directed share program, net	(5,426)	—	—
Proceeds from exercise of stock options	431	57	—

Net cash provided by financing activities	477,429	434,006	141,094

Effect of exchange rate changes on cash	(29)	(83)	(3)

Net change in cash and cash equivalents	77,704	89,520	28,784
Cash and cash equivalents, beginning of period	132,549	43,029	14,245

Cash and cash equivalents, end of period	$210,253	$132,549	$43,029

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$12,445	$203	$5

Non-cash transactions during the periods for:
Capital lease obligations incurred	$2,650	$22,603	$—

Conversion of preferred stock, preferred stock warrant and subscription receivable	$388,444	$—	$—

The accompanying notes are an integral part of these financial statements

VONAGE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands)

	Common Stock	Additional Paid-in Capital	Stock Subscription Receivable	Deferred Compensation	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2003	$2	$13,942	$(37)	$—	$(50,424)	$(619)	$—	$(37,136)
Stock option exercises		8						8
Comprehensive loss:
Change in unrealized gain (loss) on available-for-sale investments							(9)	(9)
Foreign currency translation adjustment							(15)	(15)
Net loss					(69,921)			(69,921)

Total comprehensive loss	—	—	—	—	(69,921)	—	(24)	(69,945)

Balance at December 31, 2004	2	13,950	(37)	—	(120,345)	(619)	(24)	(107,073)
Stock option exercises		57						57
Issuance of stock options for compensation		182		(182)				—
Amortization of deferred compensation				15				15
Beneficial conversion of Series E preferred stock		605			(605)			—
Comprehensive loss:
Change in unrealized gain (loss) on available-for-sale investments							10	10
Foreign currency translation adjustment							(160)	(160)
Net loss					(261,334)			(261,334)

Total comprehensive loss	—	—	—	—	(261,334)	—	(150)	(261,484)

Balance at December 31, 2005	2	14,794	(37)	(167)	(382,284)	(619)	(174)	(368,485)
Stock option exercises		431						431
Share-based compensation		26,980						26,980
Reverse unamortized deferred compensation		(167)		167				—
Beneficial conversion of interest in kind on convertible notes		214						214
Issuance of common stock, net	31	491,113						491,144
Issuance of common stock upon conversion of preferred stock	123	387,175						387,298
Conversion of preferred stock warrant to common stock warrant		1,557						1,557
Conversion of preferred stock subscription receivable to common stock subscription receivable			(411)					(411)
Directed share program transactions, net			(5,426)			(11,723)		(17,149)
Stock subscription receivable payments			153					153
Comprehensive loss:
Change in unrealized gain(loss) on available-for-sale investments							13	13
Foreign currency translation adjustment							29	29
Net loss					(338,573)			(338,573)

Total comprehensive loss	—	—	—	—	(338,573)	—	42	(338,531)

Balance at December 31, 2006	$156	$922,097	$(5,721)	$—	$(720,857)	$(12,342)	$(132)	$183,201

The accompanying notes are an integral part of these financial statements

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Note 1. Basis of Presentation and Significant Accounting Policies

Nature of Operations

Vonage Holdings Corp. (“Vonage”, “Company”, “we”, “our”, “us”) is incorporated as a Delaware corporation. The original Certificate of Incorporation was filed in May 2000 as MIN-X.COM, INC., our original name, which was changed in February 2001 to Vonage Holdings Corp. We are a provider of broadband Voice over Internet Protocol (“VoIP”) services to residential and small and home office customers. We launched service in the United States in October 2002, in Canada in November 2004 and in the United Kingdom in May 2005.

We have incurred significant operating losses since inception. As a result, we have generated negative cash flows from operations, and have an accumulated deficit at December 31, 2006. Our primary source of funds to date has been through the issuance of equity and debt securities, including net proceeds from the issuance of redeemable preferred stock of $195,736, in 2005, net proceeds from the issuance of debt securities of $238,220, in 2005 and $1,764 in 2006, and net proceeds from our initial public offering (“IPO”) of $491,144 in May 2006, which includes costs of $1,896 incurred in 2005.

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

Revenue Recognition

Operating revenues consists of telephony services revenue and customer equipment (which enables our telephony services) and shipping revenue. The point in time at which revenue is recognized is determined in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, and Emerging Issues Task Force Consensus No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) (“EITF No. 01-9”). Revenue is recorded as follows:

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Telephony Services Revenue

Substantially all of our operating revenues are telephony services revenue, which is derived primarily from monthly subscription fees that customers are charged under our service plans. We also derives telephony services revenue from per minute fees for international calls and for any calling minutes in excess of a customer’s monthly plan limits. Monthly subscription fees are automatically charged to customers’ credit cards, debit cards or electronic check payments (“ECP”) in advance and are recognized over the following month when services are provided. Revenue generated from international calls and from customers exceeding allocated call minutes under limited minute plans is recognized as services are provided, that is, as minutes are used, and is billed to a customer’s credit or debit card or ECP in arrears. We estimate the amount of revenue earned but not billed from international calls and from customers exceeding allocated call minutes under limited minute plans from the end of each billing cycle to the end of each reporting period and record these amounts in accounts receivable. These estimates are based primarily upon historical minutes and have been consistent with our actual results.

We also provide rebates to customers who purchase their customer equipment from retailers and satisfy minimum service period requirements. These rebates in excess of activation fees are recorded as a reduction of revenue over the minimum service period based upon the estimated number of customers that will ultimately earn and claim the rebates.

We also generate revenue by charging a fee for activating service. Through June 2005, we charged an activation fee to customers in the direct channel (customer equipment provided by us). Beginning in July 2005, we also began charging an activation fee in the retail channel. Customer activation fees, along with the related incremental direct customer acquisition amounts for customer equipment in the direct channel and for rebates and retailer commissions in the retail channel, up to but not exceeding the activation fee, are deferred and amortized over the estimated average customer relationship period. The amortization of deferred customer equipment is recorded to direct cost of goods sold. The amortization of deferred rebates is recorded as a reduction of telephony services revenue. The amortization of deferred retailer commissions is recorded as marketing expense. Through December 31, 2004, this period was 30 months based upon comparisons to other telecommunications companies as we did not have a sufficient operating history. For 2005, the customer relationship period was reevaluated based on our experience to date and is estimated to be 60 months. We have applied the 60-month customer relationship period on a prospective basis beginning January 1, 2005. For 2006, we have confirmed that the customer relationship period should be 60 months.

In the United States, we charge regulatory recovery fees on a monthly basis to defray the costs associated with regulatory compliance and related litigation, E-911 compliance and to cover taxes that we are charged by the suppliers of telecommunications services. In addition, beginning on October 1, 2006, we began charging customers Federal Universal Service Fund (“USF”) fees, which were $7,984 for 2006. We record these fees as revenue when billed.

Prior to June 30, 2005, we generally charged a disconnect fee to customers who did not return their customer equipment to us upon disconnection of service regardless of how long they were a customer. On July 1, 2005, we changed our disconnect policy and only accept return of the customer equipment within 30 days of activation and a disconnect fee is charged if the customer disconnects their service within one year of activation. These disconnect fees are recorded at the time the customer disconnects service. Disconnect fee revenue amounted to $15,150, $6,031 and $1,556 in 2006, 2005 and 2004, respectively.

Customer Equipment and Shipping Revenue

Customer equipment and shipping revenue consists of revenue from sales of customer equipment to wholesalers or directly to customers for replacement devices, or beginning in the fourth quarter of 2005, for upgrading their device at the time of customer sign-up for which we charge an additional fee. In addition, customer equipment and shipping revenue includes the fees that customers are charged for shipping their customer equipment to them.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

For a portion of 2004, customer equipment and shipping revenue included sales to retailers. Customer equipment and shipping revenue was reduced for payments to retailers and rebates to customers who purchased their customer equipment through these retailers, who purchased the customer equipment from us, to the extent of customer equipment and shipping revenue. In the latter part of 2004, the retailers began purchasing the customer equipment directly from the manufacturers.

Direct Cost of Telephony Services

Direct cost of telephony services consists primarily of direct costs that we pay to third parties in order to provide telephony services. These costs include access and interconnection charges that we pay to other telephone companies to terminate domestic and international phone calls on the public switched telephone network. In addition, these costs include the cost to lease phone numbers, to co- locate in other telephone companies’ facilities, to provide enhanced emergency dialing capabilities to transmit 911 calls and to provide local number portability. These costs also include taxes that we pay on telecommunications services from our suppliers or imposed by government agencies such as Federal USF and royalties for use of third-parties’ intellectual property (including patents referenced in the Verizon litigation). For 2006, we paid $7,984 in Federal USF costs. These costs do not include indirect costs such as depreciation and amortization, payroll and facilities costs. Our presentation of direct cost of telephony services may not be comparable to other similar companies.

Direct Cost of Goods Sold

Direct cost of goods sold consists primarily of costs that we incur when a customer signs up for our service. These costs include the cost of customer equipment for customers who subscribe through the direct sales channel in excess of activation fees. In addition, these costs include the amortization of deferred customer equipment, the cost of shipping and handling for customer equipment, the installation manual that accompanies the customer equipment and the cost of equipment that we provide to customers as product promotions.

Shipping and Handling

Revenue relating to shipping and handling is included in customer equipment and shipping revenue and amounted to $14,182, $8,049 and $2,604 in 2006, 2005 and 2004, respectively. Costs related to shipping and handling are included in direct cost of goods sold and amounted to $15,386, $9,373 and $2,421 in 2006, 2005 and 2004, respectively.

Advertising Costs

Advertising costs, which are included in marketing expense, are expensed as incurred and amounted to $296,898, $204,875 and $52,472 in 2006, 2005 and 2004, respectively.

Development Expenses

Costs associated with the development of new services and changes to existing services are charged to operations as incurred and are included in selling, general and administrative expense.

Cash, Cash Equivalents and Marketable Securities

We maintain cash with several investment grade financial institutions. We invest our excess cash in money market funds and in highly liquid debt instruments of U.S. corporations, municipalities and the U.S. government and its agencies. All highly liquid investments with stated maturities of three months or less from date of purchase are classified as cash equivalents. Interest income was $21,472, $4,347 and $1,135 in 2006, 2005 and 2004, respectively.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Management determines the appropriate classification of our investments in debt and marketable equity securities at the time of purchase and reevaluates such designation at each balance sheet date. Our debt and marketable equity securities have been classified and accounted for as available for sale. We may or may not hold securities with stated maturities until maturity. In response to changes in the availability of and the yield on alternative investments as well as liquidity requirements, we may sell these securities prior to their stated maturities. These securities are carried at fair value, with the unrealized gains and losses reported as other comprehensive income (loss). Any realized gains or losses on the sale of marketable securities are determined on a specific identification method, and such gains and losses are reflected as a component of interest income or expense.

Inventory

Inventory consists of the cost of customer equipment and is stated at the lower of cost or market, with cost determined using the average cost method. We provide an inventory allowance for customer equipment that has been returned by customers but may not be able to be re-issued to new customers or returned to the manufacturer for credit.

Property and Equipment

Property and equipment includes acquired assets and those accounted for under capital leases and consist principally of network equipment and computer hardware, furniture, software and leasehold improvements. In addition, the lease of our corporate headquarters has been accounted for as a capital lease and is included in property and equipment. Network equipment and computer hardware and furniture are stated at cost with depreciation provided using the straight-line method over the estimated useful lives of the related assets, which range from three to five years. Software is depreciated over three years to five years. Leasehold improvements are amortized over their estimated useful life of the related assets or the life of the lease, whichever is shorter. The cost of renewals and substantial improvements is capitalized while the cost of maintenance and repairs is charged to operating expenses as incurred.

Our network equipment and computer hardware, which consists of routers, gateways and servers that enable our telephony services, is subject to technological risks and rapid market changes due to new products and services and changing customer demand. These changes may result in future adjustments to the estimated useful lives or the carrying value of these assets, or both.

Capitalized Software Costs

In December 2006, we began capitalizing software costs for purchased and internally developed software we use for customer acquisition, which is classified as “Other Assets” in the consolidated balance sheet. Capitalized software is stated at cost less accumulated amortization and the estimated useful life is two years. Total capitalized software was $795 at December 31, 2006 with no amortization expense recorded in 2006. We plan to begin amortizing these costs in 2007 once the project is completed.

Restricted Cash and Letters of Credit

We report the collateralization of certain letters of credit as restricted cash. The amount of collateralized letters of credit primarily related to lease deposits for our offices were $7,549 and $7,210 at December 31, 2006 and 2005, respectively, with corresponding restricted cash of $8,042 and $7,453 at December 31, 2006 and 2005, respectively.

Long-Lived Assets

We review the carrying values of our property and equipment for possible impairment whenever circumstances indicate the carrying amount of an asset may not be recoverable. An impairment loss is recognized to the extent the sum of the undiscounted estimated future cash flow expected to result from the use of the asset is less than the carrying value. No impairments have been incurred to date.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Deferred Financing Costs

Costs incurred in raising debt are deferred and amortized as interest expense over the term of the related debt. We issued convertible notes in December 2005 and January 2006 and incurred issuance costs of $9,935, which are being amortized over the life of the notes using the effective interest method. Amortization expense related to these costs is included in interest expense in the consolidated statements of operations and was $1,999 and $75 in 2006 and 2005, respectively. Accumulated amortization of deferred financing costs was $2,074 and $75 at December 31, 2006 and 2005, respectively.

Income Taxes

We recognize deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using enacted tax rates in effect for the year the differences are expected to reverse. We record a valuation allowance to reduce the deferred tax assets to the amount that we estimate is more likely than not to be realized.

Foreign Currency

Generally, the functional currency of our non-U.S. subsidiaries is the local currency. The financial statements of these subsidiaries are translated to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs and expenses. Translation gains and losses are deferred and recorded in accumulated other comprehensive loss as a component of stockholders’ equity. We recorded $29 net translation gains and $160 of net translation losses in 2006 and 2005, respectively. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. We recognized $27 and $3 of net losses resulting from foreign exchange transactions for 2006 and 2005, respectively.

Comprehensive Loss

Comprehensive loss consists of net loss and other comprehensive items. Other comprehensive items include foreign currency translation adjustments and unrealized losses on available for sale investments. Assets and liabilities of foreign operations are translated at the period-end exchange rate and revenue and expense amounts are translated at the average rates of exchange prevailing during the period.

Certain Risks and Concentrations

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, marketable securities and accounts receivable. Cash equivalents consist of money market instruments and U.S. government notes. Marketable securities consist primarily of money market instruments, U.S. corporate bonds, auction rate securities and U.S. government notes. Accounts receivable are typically unsecured and are derived from revenues earned from customers primarily located in the United States. By collecting subscription fees in advance, we are able to minimize our accounts receivable and bad debt exposure. If a customer’s credit card, debit card or ECP is declined, we generally suspend international calling capabilities as well as their ability to incur domestic usage charges in excess of their plan minutes. If the customer’s credit card, debit card or ECP cannot be successfully processed during the current and subsequent month’s billing cycle, we will terminate the account. In addition, we automatically charge any per minute fees to our customers’ credit card, debit card or ECP monthly in arrears. To further mitigate our bad debt exposure, a customer’s credit card, debit card or ECP will be charged in advance of their monthly billing if their international calling or overage charges exceed a certain dollar threshold.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Patents

The three patents we acquired on June 27, 2006 are directed to the compression of packetized digital signals commonly used in VoIP technology. We are amortizing the cost of these patents over their estimated useful lives of 2.7 years. Amortization for 2006 was $968. Annual amortization will be approximately $1,928.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, marketable securities, accounts receivable and accounts payable, approximate fair value because of their short maturities. The carrying amounts of our capital leases approximate fair value of these obligations based upon management’s best estimates of interest rates that would be available for similar debt obligations at December 31, 2006 and 2005. The convertible notes are carried at estimated fair value less any unamortized discount.

Reclassification

Certain reclassifications have been made to prior years’ financial statements in order to conform to the current year’s presentation.

Beneficial Conversion Feature

When we issue debt or equity which is convertible into common stock at a discount from the common stock market price at the date the debt or equity is issued, a beneficial conversion feature for the difference between the closing price and the conversion price multiplied by the number of shares issuable upon conversion is recognized. The beneficial conversion feature is presented as a discount to the related debt or a dividend to the related equity, with an offsetting amount increasing additional paid-in capital.

Loss per Share

Basic and diluted loss per common share is calculated by dividing loss to common stockholders by the weighted average number of common shares outstanding during the period. The effects of potentially dilutive common shares, including shares issued under our 2001 Stock Incentive Plan and 2006 Incentive Plan using the treasury stock method and our convertible preferred stock (that convert on a 2.86-to-1 basis) using the if-converted method, have been excluded from the calculation of diluted loss per common share because of their anti-dilutive effects.

The following shares were excluded from the calculation of diluted earnings per common share because of their anti-dilutive effects:

	For the Years Ended December 31,
	2006	2005	2004
Redeemable preferred stock as if converted at 2.86 to 1	—	123,071	96,131
Common stock warrants	3,085	514	514
Preferred stock warrants	—	2,571	2,571
Convertible notes	17,835	17,426	—
Restricted stock units	1,912	—	—
Employee stock options	17,004	13,373	5,887

	39,836	156,955	105,103

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Stock-Based Compensation

Prior to the adoption of Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”) as allowed under Statement of Financial Accounting Standards No. 123. Under the intrinsic value method, no stock-based compensation expense for employee stock options had been recognized in our results of operations in prior periods. In accordance with the modified prospective transition method that we used in adopting SFAS 123(R) as of January 1, 2006, the consolidated financial statements prior to 2006 have not been restated to reflect, and do not include, the possible impact of SFAS 123(R). The table below reflects the pro forma net loss and net loss per share for 2005 and 2004:

	For the Years Ended December 31,
	2005	2004
Net loss attributable to common shareholders, as reported	$(261,939)	$(69,921)
Add stock-based employee compensation included in net loss under intrinsic method	15	—
Deduct total stock-based employee compensation expense determined under fair value based method for all awards	(7,521)	(879)

Net loss, pro forma	$(269,445)	$(70,800)

Net loss per common share:
As reported—basic and diluted	$(189.67)	$(51.41)

Pro forma—basic and diluted	$(195.11)	$(52.06)

Weighted-average common shares outstanding:
Basic and diluted	1,381	1,360

The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model.

The assumptions used to value options are as follows:

	For the Years Ended December 31,
	2006	2005	2004
Risk-free interest rate	4.55-5.10%	4.36%	4.12%
Expected stock price volatility	50.18-52.50%	0.00%	0.00%
Dividend yield	0.00%	0.00%	0.00%
Expected life (in years)	7.70-8.90	8.83	8.88

Recent Accounting Pronouncements

In December 2006, the Financial Accounting Standard Board (“FASB”) issued FASB Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”), which addresses accounting for registration payment arrangements. FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies (“SFAS No. 5”). FSP EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. Early adoption of FSP EITF 00-19-2 for interim or annual periods for which financial statements or interim reports have not been issued is permitted. We adopted FSP EITF 00-19-2 as of October 1, 2006.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements.” The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the impact of adopting SFAS 157 on the consolidated financial statements.

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

In June 2006, the FASB ratified the consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF No. 06-3”). The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, Universal Service Fund (“USF”) contributions and excise taxes. The Task Force concluded that entities should present these taxes in the income statement on either a gross or net basis, based on their accounting policy, which should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies.” If such taxes are significant and are presented on a gross basis, the amount of those taxes should be disclosed. The consensus on EITF No. 06-3 will be effective for interim and annual reporting periods beginning after December 15, 2006. We currently record sales, use and excise taxes on a net basis in our consolidated financial statements whereas USF contributions are recorded on a gross basis in our consolidated financial statements. The adoption of EITF No. 06-3 is not expected to have a material effect on our consolidated results of operations or financial condition.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 155, Accounting for Certain Hybrid Instruments (“SFAS 155”). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We will evaluate the impact of SFAS 155 on our consolidated financial statements.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Note 2. Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities consist of the following:

	December 31,
	2006	2005
Cash and cash equivalents	$210,253	$132,549
Marketable securities:
Commercial paper	58,482	—
U.S. corporate bonds	60,021	8,314
Auction rate securities	146,175	107,025
U.S. government notes	24,805	18,491

Total marketable securities	289,483	133,830

Total cash, cash equivalents and marketable securities	$499,736	$266,379

We have not experienced any realized gains or losses on our investments in the periods presented. We had a gross unrealized gain of $14 and $1 at December 31, 2006 and 2005, respectively. There was a gross unrealized gain of $13 and $10 for the year ended December 31, 2006 and 2005, respectively.

The following table summarizes the estimated fair value of our securities held in marketable securities classified by the stated maturity date of the security:

	December 31,
	2006	2005
Due within one year	$289,483	$133,830

Note 3. Property and Equipment

	December 31,
	2006	2005
Building (under capital lease)	$25,709	$22,830
Network equipment and computer hardware	80,952	58,917
Software	6,227	4,667
Leased equipment	371	371
Leasehold improvements	41,124	25,216
Furniture	9,711	5,895
Software licenses	909	909
Vehicles	317	190
Construction in progress	4,266	352

	169,586	119,347
Less: accumulated depreciation and amortization	(37,744)	(15,709)

Net property and equipment	$131,842	$103,638

Related depreciation and amortization expense was $22,709, $11,122 and $3,907 in 2006, 2005 and 2004, respectively. Included in depreciation and amortization expense for 2006 and 2005 was $2,304 and $157 related to capital leases, respectively. Interest cost on the debt related to the capital lease for our headquarters was capitalized during the pre-occupancy period in the amount of $102 in 2006 and $1,731 for 2005. Construction in progress was mainly for the network equipment. A majority of the network equipment was placed into service in January and February 2007, and the remainder is expected to be placed into service in the first half of 2007.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

In addition, in connection with the relocation of our headquarters to Holmdel, New Jersey, we incurred costs for the renovation of the facility. The landlord agreed to reimburse $8,750 of these costs. Except for the 2.5 percent construction supervision fee of $219 which was retained by the landlord and $44 discount which we gave the landlord for early reimbursements, we received reimbursements of $3,506 and $4,981 in 2006 and 2005, respectively. The reimbursements were recorded as reductions to leasehold improvements in 2006 and 2005 for $831 and $7,656, respectively.

Note 4. Accrued Expenses

	December 31,
	2006	2005
Marketing	$40,626	$41,094
Compensation and related taxes and temporary labor	17,802	11,374
Telecommunications	13,238	15,133
Professional fees	8,115	3,151
Litigation	2,050	1,050
Taxes and fees	18,137	11,094
Customer credits	2,277	1,729
Inventory	1,220	2,926
Costs related to new headquarters	—	3,882
Credit card fees	536	1,097
Accrued interest	1,057	729
Verizon patent litigation judgment and related interest (see Note 10–Litigation)	52,515	—
Other accruals	3,932	4,456

	$161,505	$97,715

Note 5. Income Taxes

The following table summarizes deferred taxes resulting from differences between financial accounting basis and tax basis of assets and liabilities.

	December 31,
	2006	2005
Current assets and liabilities:
Deferred revenue	$—	$6,134
Accounts receivable and inventory allowances	647	377
Accrued expenses	32,560	7,847
Capital leases	81	385

	33,288	14,743
Valuation allowance	(33,288)	(14,743)

Net current deferred tax asset	$—	$—

Non-current assets and liabilities:
Depreciation and amortization	$(4,954)	$(2,709)
Amortization of start-up costs	—	518
Research and development tax credit	469	—
Stock option compensation	10,840	—
Net operating loss carryforward	239,032	136,739

	245,387	134,548
Valuation allowance	(245,387)	(134,548)

Net non-current deferred tax asset	$—	$—

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

We have net losses for financial reporting purposes. Recognition of deferred tax assets will require generation of future taxable income. There can be no assurance that we will generate sufficient taxable income in future years. Therefore, we established a valuation allowance on net deferred tax assets of $278,675 as of December 31, 2006 and $149,291 as of December 31, 2005.

The components of loss before income tax benefit are as follows:

	For the Years Ended December 31,
	2006	2005	2004
United States	$(302,278)	$(236,342)	$(68,535)
Foreign	(36,510)	(25,382)	(1,861)

	$(338,788)	$(261,724)	$(70,396)

The components of the income tax benefit are as follows:

	For the Years Ended December 31,
	2006	2005	2004
Current:
State and local taxes	$215	$390	$475
Foreign	—	—	—
Federal	—	—	—

	$215	$390	$475

Deferred:
State and local taxes	$—	$—	$—
Foreign	—	—	—
Federal	—	—	—

	$—	$—	$—

	$215	$390	$475

The reconciliation between the U.S. statutory federal income tax rate and the effective rate is as follows:

	For the Years Ended December 31,
	2006	2005	2004
U.S. Federal statutory tax rate	(34)%	(34)%	(34)%
State and local taxes	(5)%	(5)%	(6)%
Sale of net operating loss carryforwards	(1)%	(1)%	(1)%
Valuation reserve for income taxes	40%	40%	40%

Effective tax rate	0%	0%	(1)%

As of December 31, 2006, we have net operating loss carryforwards for U.S. federal and state tax purposes of $545,329 and $524,640, respectively, expiring at various times from years ending 2020 through 2026. In addition, we have net operating loss carryforwards for Canadian tax purposes of $45,368 expiring periodically between 2011 through 2013. We also have net operating loss carryforwards for United Kingdom tax purposes of $16,775 with no expiration date.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change of control net operating loss carry forward and other pre-change tax attributes against its post-change income may be limited. The Section 382 limitation is applied annually so as to limit the use of our pre-change net operating loss carryforwards to an amount that generally equals the value of our stock immediately before the ownership change multiplied by a designated federal long-term tax-exempt rate. In addition, we may be able to increase the base Section 382 limitation amount during the first five years following the ownership change to the extent it realizes built-in gains during that time period. A built-in gain generally is gain or income attributable to an asset that was held at the date of the ownership change and that had a fair market value in excess of the tax basis at the date of the ownership change. Section 382 provides that any unused Section 382 limitation amount can be carried forward and aggregated with the following year’s available net operating losses. Due to the cumulative impact of our equity issuances over the past three years, a change of ownership occurred upon the issuance of our Series E Preferred Stock at the end of April 2005. As a result, $171,147 of the total U.S net operating losses will be subject to an annual base limitation of $39,374. As noted above, we believe we may be able to increase the base Section 382 limitation for built-in gains during the first five years following the ownership change.

We have evaluated the potential for additional Section 382 limitations in light of our initial public offering consummated on May 24, 2006. The result of our analysis confirms that no additional limitation in the utilization of the $374,182 in domestic net operating losses accumulated since our Series E preferred stock issuance in April 2005 is necessary.

We participated in the State of New Jersey’s corporation business tax benefit certificate transfer program, which allows certain high technology and biotechnology companies to transfer unused New Jersey net operating loss carryovers to other New Jersey corporation business taxpayers. During 2003 and 2004, we submitted an application to the New Jersey Economic Development Authority, or EDA, to participate in the program and the application was approved. The EDA then issued a certificate certifying our eligibility to participate in the program. The program requires that a purchaser pay at least 75% of the amount of the surrendered tax benefit. In tax years 2004, 2005 and 2006, we sold approximately, $6,207, $5,101 and $6,493, respectively, of our New Jersey State net operating loss carryforwards for a recognized benefit of approximately $475 in 2004, $390 in 2005 and $496 in 2006. Collectively, all transactions represent approximately 82% of the surrendered tax benefit each year and have been recognized in the year received.

Note 6. Convertible Notes

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

We may, at our option, pay interest on the Notes in cash or in kind. If paid in cash, interest will accrue at a rate of 5% per annum and be payable quarterly in arrears. If paid in kind, the interest will accrue at a rate of 7% per annum and be payable quarterly in arrears. Interest paid in kind will increase the principal amount outstanding and will thereafter accrue interest during each period. The first interest payment was made on March 1, 2006. We elected to pay this interest in kind in the amount of $3,645. The interest payments of $3,170 each due on June 1, September 1 and December 1, 2006 were paid in cash.

Upon an event of default, the interest rate will be the greater of the interest rate then in effect or 15% per annum. If interest on the Notes is not paid in full on any interest payment date, the principal amount of the Notes will be increased

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

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

We agreed to file resale shelf registration statements covering the shares of Common Stock issuable upon conversion of the Notes within 90 calendar days after the IPO. If we failed to meet this timetable, we would have had to pay the holders of the Notes a fee of 1% of the principal amount of the Notes on the day that this timetable has not been met and a fee of 2% of the principal amount of the Notes every 30th day thereafter until the failure is cured. The shelf registration statement was filed on August 21, 2006 and was declared effective in November 2006.

We evaluate the provisions of the Notes periodically to determine whether any of the provisions would be considered embedded derivatives that would require bifurcation under Statement of Financial Accounting Standards No. 133, (“Accounting for Derivative Instruments and Hedging Activities”) (“SFAS No. 133”). Because the shares of Common Stock underlying the Notes had not been registered for resale at the time of issuance, they were not readily convertible to cash. Thus, the conversion option did not meet the net settlement requirement of SFAS No. 133 and would not be considered a derivative if freestanding. Accordingly, the Notes did not contain an embedded conversion feature that must be bifurcated. In November 2006, the underlying shares of Common Stock were registered, which satisfied the net settlement required under SFAS No. 133. However, in accordance with FSP EITF 00-19-2, which we adopted on October 1, 2006, contingently payable registration payment arrangements are no longer considered part of the related financial instruments and are only recognized when payment is probable and the amount is reasonably estimable. We evaluated the registration payment arrangement in the Notes in accordance with SFAS No. 5 and concluded that the likelihood of having to make a registration payment was not probable. As such, no amounts have been recorded in the financial statements with respect to the registration payment arrangement. We identified certain other embedded derivatives and concluded their value was de minimis.

Since the Notes issued in December 2005 and January 2006 did not contain an embedded conversion feature that required bifurcation, we evaluated the conversion feature to determine if it was a beneficial conversion feature under EITF 98-5 and 00-27. The conversion price equaled the fair value of the underlying Common Stock. As such, there was

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

no beneficial conversion feature for those issuances. For the Notes issued on March 1, 2006 for the payment of interest in kind, the fair market value of the underlying Common Stock exceeded the conversion price. Accordingly, in March 2006 we recorded the intrinsic value of the beneficial conversion feature on 256 shares in the amount of $214 as a discount to the Notes with an offsetting amount increasing additional paid-in-capital. This beneficial conversion feature will be amortized to interest expense over the remaining life of the Notes on our consolidated statement of operations using the effective interest method. The amortization for the year ended December 31, 2006 was $32.

Note 7. Common Stock

Stock Split

In May 2006, our board of directors approved a 1-for-2.8 reverse stock split of our common stock, which was effected on May 18, 2006. All share and per share amounts contained in our financial statements have been retroactively adjusted to reflect the reverse stock split.

Initial Public Offering

On February 8, 2006, we filed a Registration Statement on Form S-1 (File No. 333-131659) (“Registration Statement”) with the Securities and Exchange Commission (“SEC”) relating to our IPO. The Registration Statement was declared effective by the SEC on May 23, 2006. The managing underwriters for our IPO were Citigroup Global Markets Inc., Deutsche Bank Securities Inc., UBS Investment Bank LLC, Bear Stearns & Co. Inc., Piper Jaffray & Co. and Thomas Weisel Partners LLC (“Underwriters”). In May 2006, we sold 31,250 shares of common stock in our IPO at a price to the public of $17.00 per share for an aggregate offering price of $531,250. In connection with the offering, we paid $31,875 in underwriting discounts and commissions and incurred $8,231 of other offering expenses, which includes $1,896 of costs incurred in 2005. After deducting the underwriting discounts and commissions and the other offering expenses, our net proceeds from the offering were $491,144.

Directed Share Program

In connection with our IPO, we requested that our underwriters reserve 4,219 shares for our customers to purchase at the initial public offering price of $17.00 per share through the Vonage Customer Directed Share Program (“DSP”). In connection with our IPO, we also entered into an Underwriting Agreement, dated May 23, 2006, pursuant to which we agreed to indemnify the Underwriters for any losses caused by the failure of any participant in the DSP to pay for and accept delivery of the shares that had been allocated to such participant in connection with our IPO. In the weeks following the IPO, certain participants in the DSP that had been allocated shares failed to pay for and accept delivery of such shares. As a result of this failure and as part of the indemnification obligations, we acquired from the Underwriters or their affiliates 1,056 shares of our common stock which had an aggregate fair market value of $11,723. These shares were recorded as treasury stock on the consolidated balance sheet using the cost method. We do not anticipate making any further purchases of securities pursuant to our indemnification obligations under the Underwriting Agreement. Because we are pursuing the collection of monies owed from the DSP participants who failed to pay for their shares, we recorded a stock subscription receivable of $6,110 representing the difference between the aggregate IPO price value of the unpaid DSP shares and the $11,723 we paid for these shares.

In the second half of 2006, we reimbursed $6,110 of the indemnification obligation due to the Underwriters in accordance with the Underwriting Agreement. Through December 31, 2006, we also received $684 in payments from certain participants in the DSP that had been allocated shares and failed to pay for such shares.

Common Stock Warrant

On April 17, 2002, Vonage’s principal stockholder and Chairman received a warrant to purchase 514 shares of Common Stock at an exercise price of $0.70 per share in connection with a loan to us. This loan was subsequently converted into Series A Preferred Stock.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Note 8. Preferred Stock

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

Subsequent to our IPO, our Certificate of Incorporation, as amended, authorizes 5,000 shares of preferred stock at $0.001 par value. We have no outstanding shares of preferred stock as of December 31, 2006.

Preferred Stock Warrant

In connection with $20,000 of notes payable from our principal stockholder and Chairman, we included aggregate warrants to purchase $3,600 of value of Series A-2 Preferred Stock at the strike price equal to the stock price paid by Series B Preferred Stock investors. At the time these notes payable were converted into Series A-2 Preferred Stock, we issued a warrant to purchase 900 shares of Series A-2 Preferred Stock at an exercise price of $4.00 per share, which equaled the fair market value at that date. In addition, we determined the relative fair value of the warrants was $1,557 using the Black-Scholes valuation method. This amount was recorded in 2003 as debt conversion expense and as an increase to Series A-2 Redeemable Convertible Preferred Stock Warrant. Upon completion of our IPO, the warrants to purchase Series A-2 Preferred Stock automatically converted into warrants to purchase common stock and are included on our balance sheet under additional paid-in capital.

Note 9. Employee Benefit Plans

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

Beginning January 1, 2006, we estimated the volatility of our stock using historical volatility of comparable public companies in accordance with guidance in SFAS 123(R) and Staff Accounting Bulletin No. 107 (“SAB 107”). We will continue to use the volatility of comparable companies until historical volatility is relevant to measure expected volatility for future option grants. The expected volatilities of comparable public companies used for 2006 were between 31.35%—71.22%. Prior to the adoption of FAS 123(R), we used 0% expected volatility while we were a private company.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

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

2001 Stock Incentive Plan

In February 2001, we adopted the 2001 Stock Incentive Plan, which is an amendment and restatement of the 2000 Stock Incentive Plan of MIN-X.COM, INC. The 2001 Stock Incentive Plan provides for the granting of options or restricted stock awards to our officers, directors and employees. The objectives of the 2001 Stock Incentive Plan include attracting and retaining personnel, providing for additional performance incentives, and promoting our success by providing employees the opportunity to acquire stock. During 2005, the number of shares authorized for issuance pursuant to options or restricted stock awards was increased from 7,503 to 28,286. At December 31, 2006, 6,241 shares were subject to exercisable options or restricted stock awards under the 2001 Stock Incentive Plan. In management’s opinion, all stock options were granted with an exercise price at or above the fair market value of our common stock at the date of grant with the exception of a grant in 2005 for 125 shares. Initially, we recorded deferred compensation in 2005 related to this option grant. On January 1, 2006, we reversed the remaining deferred compensation balance in accordance with SFAS 123(R). Stock options generally vest over a four-year period and expire ten years after the grant date.

Stock option activity was as follows:

(Shares and Intrinsic Value in Thousands)	Number of Shares	Range of Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
Awards outstanding at December 31, 2003	1,891	$0.70 - $35.00	$1.34
Granted	4,282	$1.76 - $ 4.20	$2.07
Exercised	(10)
Canceled	(276)

Awards outstanding at December 31, 2004	5,887	$0.70 - $35.00	$1.85
Granted	8,331	$7.42 - $14.22	$8.74
Exercised	(37)
Canceled	(809)

Awards outstanding at December 31, 2005	13,372	$0.70 - $35.00	$5.88
Granted	4,501	$6.76 - $18.00	$14.60		$5	$9.33
Exercised	(332)	$0.70 - $ 7.42	$1.30		$2,480	$0.37
Canceled	(1,560)	$0.70 - $35.00	$8.94		$1,607	$4.09

Awards outstanding at December 31, 2006	15,981	$0.70 - $35.00	$8.12	8.1	$25,327	$3.79
Shares exercisable at December 31, 2006	6,241	$0.70 - $35.00	$5.65	7.4	$17,173	$2.23
Unvested shares at December 31, 2005	10,207		$6.75		$76,443	$2.10
Unvested shares at December 31, 2006	9,740	$0.70 - $18.00	$9.71	8.5	$8,153	$4.79

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

At December 31, 2006, 11,924 options were available for future grant under the 2001 Stock Incentive Plan. However, upon the closing of our IPO, our board of directors limited the total amount of stock options and other equity-based awards that may be granted to 2,000 shares of which 1,558 shares are currently available.

The weighted average grant date fair value of options granted for the year ended December 31, 2006 was $9.33. The total intrinsic value of options exercised for the year ended December 31, 2006 was $2,480. The total fair value of options that vested for the year ended December 31, 2006 was $11,330.

Total stock option compensation expense recognized for the 2001 Stock Incentive Plan for the year ended December 31, 2006 was $25,099. As of December 31, 2006, total unamortized stock-based compensation under the 2001 stock incentive plan was $22,514, which is expected to be amortized over the remaining vesting period of each grant, up to the next 48 months. Compensation costs for all stock-based awards are recognized using the ratable single-option approach on an accrual basis.

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

The maximum number of shares of our common stock that are authorized for issuance under our 2006 Incentive Plan will be determined under a formula set forth in the plan, and will equal approximately 17.65% of the number of shares that are issued and outstanding from time to time, less the number of shares that are available for issuance under our 2001 Stock Incentive Plan. Following termination of our 2001 Stock Incentive Plan, the number of remaining shares available for issuance under our 2001 Stock Incentive Plan, or that becomes available for issuance upon expiration or cancellation, without payment or settlement, of awards under our 2001 Stock Incentive Plan, also will become available for issuance under our 2006 Incentive Plan. Shares issued under the plan may be authorized and unissued shares or may be issued shares that we have reacquired. Shares covered by awards that are forfeited, cancelled or otherwise expire without having been exercised or settled, or that are settled by cash or other non-share consideration, will become available for issuance pursuant to a new award. Shares that are tendered or withheld to pay the exercise price of an award or to satisfy tax withholding obligations will not be available for issuance pursuant to new awards. At December 31, 2006, 15,439 shares were available for future grant under the 2006 Stock Incentive Plan.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Stock option activity was as follows:

(Shares and Intrinsic Value in Thousands)	Number of Shares	Range of Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
Awards outstanding at December 31, 2005	—
Granted	1,060	$6.50 - $8.90	$7.08		$143	$4.36
Exercised	—
Canceled	(37)	$6.50 - $8.90	$7.37		$2	$4.62

Awards outstanding at December 31, 2006	1,023	$6.50 - $8.90	$7.07	9.8	$141	$4.35
Shares exercisable at December 31, 2006	7	$8.51 - $8.51	$8.51	9.7	$—	$5.43
Unvested shares at December 31, 2005	—
Unvested shares at December 31, 2006	1,016	$6.50 - $8.90	$7.06	9.8	$141	$4.35

The weighted average grant date fair value of options granted during the year ended December 31, 2006 was $4.36. Compensation costs for all stock-based awards are recognized using the ratable single-option approach on an accrual basis.

Restricted stock and restricted stock unit activity was as follows:

(Shares in Thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Awards outstanding at December 31, 2005	—
Granted	1,986	$6.50	$13,783
Exercised	(7)	$8.51	$49
Canceled	(67)	$6.49	$464

Awards outstanding at December 31, 2006	1,912	$6.49	$13,267

The weighted average grant date fair value of restricted stock and restricted stock units granted during the year ended December 31, 2006 was $6.50. Compensation costs for all stock-based awards are recognized using the ratable single-option approach on an accrual basis.

Total compensation expense recognized under the 2006 Incentive Plan for the year ended December 31, 2006 was $1,881. As of December 31, 2006, total unamortized stock-based compensation under the 2006 Incentive Plan was $11,045, which is expected to be amortized over the remaining vesting period of each grant, up to the next 48 months.

Retirement Plan

In March 2001, we established a 401(k) Retirement Plan (the “Retirement Plan”) available to employees who meet the plan’s eligibility requirements. Participants may elect to contribute a percentage of their compensation to the Retirement Plan up to a statutory limit. We may make a contribution to the Retirement Plan in the form of a matching contribution. The employer matching contribution was 100% of each employee’s contributions in each year, not to exceed $6 in 2004 and 2005, and was changed to 50% of each employee’s contributions not to exceed $6 in 2006. Our expense related to the Retirement Plan was $1,549, $709 and $270 in 2006, 2005 and 2004, respectively.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Note 10. Commitments and Contingencies

Capital Leases

Assets financed under capital lease agreements are included in property and equipment in the consolidated balance sheet and related depreciation and amortization expense is included in the consolidated statements of operations.

On March 24, 2005, we entered into a lease for our headquarters in Holmdel, New Jersey. We took possession of a portion of the office space at the inception of the lease, another portion on August 1, 2005 and took over the remainder of the office space in early 2006. The overall lease term is twelve (12) years and five (5) months. In connection with the lease, we issued a letter of credit which requires $7,000 of cash as collateral, which is classified as restricted cash. The gross amount of the building recorded under capital leases totaled $25,709 as of December 31, 2006 and accumulated depreciation was approximately $2,258 as of December 31, 2006.

On November 5, 2005, we entered into a lease for office equipment for a lease term of two (2) years. The gross amount of the equipment recorded under this lease was $371 and accumulated depreciation was $201 at December 31, 2006.

Operating Leases

We have entered into various non-cancelable operating lease agreements for certain of our existing office and telecommunications co-location space in the U.S. and for international subsidiaries with original lease periods expiring between 2007 and 2011. We are committed to pay a portion of the buildings’ operating expenses as determined under the agreements.

At December 31, 2006, future payments under capital leases and minimum payments under non-cancelable operating leases are as follows over each of the next five years and thereafter:

	December 31, 2006
	Capital Leases	Operating Leases
2007	$3,988	$2,853
2008	3,883	2,623
2009	3,960	1,282
2010	4,038	475
2011	4,118	112
Thereafter	24,926	—

Total minimum payments required	44,913	$7,345

Less amounts representing interest	(20,658)

Minimum future payments of principal	24,255
Current portion	1,020

Long-term portion	$23,235

Rent expense was $687, $1,698 and $1,282 for 2006, 2005 and 2004, respectively.

Stand-by Letters of Credit

We have stand-by letters of credit totaling $7,549 and $7,210, as of December 31, 2006 and 2005, respectively.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

End-User Commitments

We are obligated to provide telephone services to our registered end-users. The costs related to the potential utilization of minutes sold are expensed as incurred. Our obligation to provide this service is dependent on the proper functioning of systems controlled by third-party service providers. We do not have a contractual service relationship with some of these providers.

Vendor Commitments

We have an oral agreement in place with our advertising agency for 2007 which requires a payment of $500 per month. This arrangement can be terminated by either party upon at least ninety (90) days’ prior written notice to the other party.

We have engaged several vendors to assist with local number portability, which allows customers to keep their existing phone number when switching to our service. We have committed to pay these vendors a minimum of $4,620 in 2007, $3,020 in 2008 and $2,220 in 2009.

We have engaged several vendors to assist with provision of E-911 services. We have committed to pay these vendors up to $11,400 in 2007 and $11,500 in 2008.

We have engaged a vendor to assist with inbound sales inquiries. We have committed to pay this vendor $3,296 between January 1 and April 9, 2007, subject to adjustments. After April 9, 2007, this arrangement will not be renewed.

We are committed to purchasing a minimum number of communication devices to maintain our current pricing structure. If we fail to meet these minimum purchase levels, the purchase price of these devices will be increased. Historically, we have met these criteria to maintain the current pricing structure.

We have engaged a vendor to assist us with our customer care and inbound sales calls and have committed to pay this vendor a total of $1,500 in 2007 for software configuration and installation services. This agreement will remain in effect for three years and after the first twelve months that the agreement has been in effect we have the ability to terminate the agreement for any reason with sixty days prior written notice, subject to a termination fee.

We are committed to provide sponsorship for an auto racing team in the Indy Racing League. We have committed to pay a minimum of $4,500 in 2007 for this sponsorship.

We have entered into an agreement with a retailer for newspaper insert advertisements, product placement and other marketing-related initiatives. We are committed to pay this retailer $2,000 in 2007.

We have agreements with several vendors for the purchase of related media and sponsorship of certain sporting events with an estimated cost of $19,804 in 2007 and $6,186 in 2008.

Litigation

IPeria, Inc. On October 10, 2003, we terminated our contract with IPeria, Inc., our former voicemail vendor. Under the terms of the contract, we were permitted to terminate the contract for any reason. On April 12, 2004, IPeria filed a complaint against Vonage in the Superior Court for the County of Suffolk, Massachusetts. IPeria asserted a number of different claims, including breach of contract, copyright infringement, breach of implied covenant of good faith and fair dealing, negligent misrepresentations, fraud and unfair and deceptive trade practices. In support of these claims, IPeria essentially alleges that it provided voicemail services to Vonage consistent with the terms of the contract and that

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Vonage failed to pay for those services in violation of the contract. The complaint sought payment of $619 plus accrued interest that IPeria asserts it is owed on the contract and treble damages. On February 11, 2007 the parties signed a settlement agreement pursuant to which Vonage agreed to pay IPeria $865 in return for a dismissal of the lawsuit and a release of all claims, which was fully reserved in our December 31, 2006 financial statements.

Joshua B. Tanzer. On October 18, 2005, Joshua B. Tanzer commenced a suit against Vonage in the United States District Court for the Southern District of New York seeking damages of approximately $14,240 and has subsequently sent us a letter increasing his claim to $26,750. Mr. Tanzer claims that damages are due with respect to our sale of Series D Convertible Preferred Stock and Series E Convertible Preferred Stock and convertible notes pursuant to the terms of an engagement letter governing services performed by Nanes Delorme Capital Management for Vonage. We believe that our obligations with respect to Mr. Tanzer and Nanes Delorme were completely performed at the conclusion of the Series C Convertible Preferred Stock offering. On December 8, 2006, Vonage and Nanes entered into a settlement agreement pursuant to which Vonage agreed to pay Nanes $25 in return for a full release of all claims by Nanes. However, Vonage intends to vigorously defend Tanzer’s claims and is prepared to file a summary judgment motion dismissing Tanzer’s complaint as soon as it is granted permission by the Court to do so. Vonage also believes that an unfavorable outcome would not have a material adverse effect on our results of operations and cash flows in the period in which the matter is resolved. Based upon early settlement discussions, we have recorded a reserve to cover the potential exposure relating to this litigation, which reserve was not material to our financial statements.

State Attorney General Proceedings. Several state attorneys general have initiated investigations and, in two states, have commenced litigation concerning our marketing disclosures and advertising. We cooperated with these investigations and on December 14, 2006 entered into agreements to settle the litigation with the state attorney general of Texas, and the investigations being conducted by the state attorneys general of Florida, Illinois, Massachusetts, Michigan and North Carolina. With respect to our settlements, we have recorded a reserve to cover the exposure relating to these investigations, which was not material to our December 31, 2006 financial statements.

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

•

We received a subpoena dated June 29, 2006 from the Commonwealth of Pennsylvania, Office of Attorney General, Bureau of Consumer Protection seeking a wide variety of documents. The Attorney General’s office has since agreed to narrow the scope of documents it seeks to certain materials relating to advertising to, and subscriptions by, Pennsylvania consumers, and the training and general form of compensation paid to personnel that market and provides customer care functions for our service. We made a rolling production of responsive materials, which was completed in 2006.

Federal Trade Commission Investigation. On August 31, 2005, the Federal Trade Commission, or FTC, issued a Civil Investigative Demand to us which requested information regarding our 911 service and complaints or notices pertaining to that service, our residential unlimited calling plan and our compliance and our telemarketing vendors’ compliance with the FTC’s Telemarketing Sales Rule including, but not limited to, the requirement to refrain from telemarketing to persons who appear on the National Do Not Call Registry. No formal action has been filed against

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Vonage at this time. We are unable at this time to predict the outcome of the FTC’s investigation, whether a formal action will be filed against Vonage, to assess the likelihood of a favorable or unfavorable outcome in that event, or to estimate the amount of liability in the event of an unfavorable outcome.

Patent Litigation.

•

Sprint. On October 12, 2005, a lawsuit was filed against us by Sprint Communications Company L.P. in the United States District Court for the District of Kansas. Sprint alleges that we have infringed seven patents in connection with providing VoIP services. Sprint seeks injunctive relief, compensatory and treble damages and attorney’s fees in unspecified amounts. In our answer filed on November 3, 2005, we have denied Sprint’s allegations and have counterclaimed for a declaration of non-infringement, invalidity and unenforceability of the patents. We believe that we have meritorious defenses against the claims asserted by Sprint and intend to vigorously defend the lawsuit. This matter is currently in the discovery stage and a trial may begin by the end of 2007.

•

Rates Technology. On October 6, 2005, a lawsuit was filed against us by Rates Technology Inc. in the United States District Court for the Eastern District of New York. Rates alleged that we infringed two patents in connection with the least cost routing of telephone calls over the public switched telephone network. Rates sought injunctive relief, attorney’s fees, compensatory damages in excess of one billion dollars and a trebling thereof. On March 9, 2007, Rates dismissed the lawsuit without prejudice.

•

Verizon. On June 12, 2006, a lawsuit was filed against us and our subsidiary Vonage America Inc., by Verizon Services Corp., Verizon Laboratories Inc., and Verizon Communications, Inc. in the United States District Court for the Eastern District of Virginia. Verizon alleged that we infringed seven patents in connection with providing VoIP services and sought injunctive relief, compensatory and treble damages and attorney’s fees. Verizon dismissed its claims with respect to two of the patents prior to trial, which commenced on February 21, 2007. After trial on the merits, a jury returned a verdict finding that Vonage infringed three of the patents-in-suit. The jury rejected Verizon’s claim for willful infringement, treble damages, and attorney’s fees, and awarded compensatory damages in the amount of $58,000. The trial court subsequently indicated that it would award Verizon $1,578 in prejudgment interest on the $58,000 jury award. Vonage filed post-trial motions challenging the jury’s verdict and related rulings, which were denied by the trial court. The trial court issued a permanent injunction with respect to the three patents the jury found to be infringed effective April 12, 2007. The trial court permitted Vonage to continue to service existing customers pending appeal, subject to deposit into escrow of a 5.5% royalty on a quarterly basis. The trial court also ordered that we may not service new customers using our technology that was found to be infringing pending appeal. In addition, we posted a cash-collateralized $66,000 bond to stay execution of the monetary judgment pending appeal.

On April 6, 2007, Vonage filed an amended notice of appeal with the United States Court of Appeals for the Federal Circuit, which issued a temporary stay of the injunction. The temporary stay will remain in effect until the appellate court rules on whether to grant a stay for the duration of the appeal. The Court has set a briefing schedule and ordered the parties to appear for oral argument on Vonage’s request for a stay pending appeal on April 24, 2007. We will continue to vigorously defend against Verizon’s claims, which we believe are without merit.

We have recorded $51,345 as cost of telephony services and $1,170 as pre-judgment interest expense in our consolidated financial statements. The remaining amounts will be recorded in 2007.

•

Klausner Technologies. On July 10, 2006, a lawsuit was filed against us and Vonage America by Klausner Technologies, Inc., or Klausner, in the United States District Court for the Eastern District of Texas. Klausner alleges that we have infringed one of its patents with voice mail technology. Klausner seeks injunctive relief,

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

compensatory and treble damages and attorney’s fees. In our answer filed on September 14, 2006, we denied Klausner’s allegations and have counterclaimed for a declaration of non-infringement, invalidity and unenforceability of the patent. We believe that we have meritorious defenses against the claims asserted by Klausner, and intend to vigorously defend the lawsuit.

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

IPO Litigations. During June 2006 and July 2006, Vonage, several of our officers and directors, and the firms who served as the underwriters in our initial public offering, or IPO, were named as defendants in several similar purported class action lawsuits. The cases were filed in the United States District Court for the District of New Jersey, the United States District Court for the Southern District of New York, the Supreme Court of the State of New York, which was subsequently removed to the United States District Court for the Eastern District of New York, and the Superior Court of New Jersey, which was subsequently removed to the United States District Court for the District of New Jersey.

The complaints assert claims under the federal securities laws on behalf of a professed class consisting of all those who were allegedly damaged as a result of acquiring our common stock in connection with our IPO. The complaints allege, among other things, that we omitted and/or misstated certain facts concerning the IPO’s Customer Directed Share Program. Some complaints also allege the IPO prospectus contained misrepresentations or omissions concerning certain of our products and/or the prior experience of some of our management. One complaint (Inouye v. Vonage Holdings Corp. et al. ), which was filed in the United States District Court for the Southern District of New York and subsequently voluntarily dismissed, included an allegation of open market securities fraud during a purported class period of May 24, 2006 to June 19, 2006 in addition to claims arising out of the IPO. On January 9, 2007, the Judicial Panel on Multidistrict Litigation transferred all remaining complaints to the District of New Jersey and we expect a consolidated complaint to be filed at some time in the future.

On July 14, 2006, Vonage and the firms who served as the underwriters in our IPO were named as defendants in a separate lawsuit filed in the United States District Court for the District of New Jersey ( Norsworthy v. Vonage Holdings Corp. et al.). This purported class action lawsuit asserts state law breach of contract and negligence claims relating to the alleged inability of participants’ in our Customer Directed Share Program to trade their shares after the IPO. On March 16, 2007, an Order was entered voluntarily dismissing the case without prejudice.

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

We also are involved in certain other threatened and pending legal proceedings, including several class actions asserting claims as relating to our marketing, business practices, and quality of service. From time to time, we receive subpoenas or civil investigative demands from governmental agencies for information that may be pertinent to their confidential investigations. Although the results of litigation claims and investigations cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Regulation

Telephony services are subject to a broad spectrum of state and federal regulations. Because of the uncertainty over whether VoIP should be treated as a telecommunications or information service, we have been involved in a substantial amount of state and federal regulatory activity. However, implementation and interpretation of the existing laws and regulations is ongoing and is subject to litigation by various federal and state agencies and courts. Due to the nature of the technology in use, there is no guarantee that regulation or new interpretations of existing regulations will not emerge at any time.

On June 3, 2005, the Federal Communications Commission (“FCC”) released its VoIP E-911 order (the “Order”). Pursuant to the Order, we were required (i) to notify our customers of the differences between the emergency services available through us and those available through traditional telephony providers and to receive affirmative acknowledgment from all of our customers that they understand the nature of the emergency services available through our service and (ii) to provide E-911 services to 100% of our subscribers by November 28, 2005. We have received affirmative acknowledgment from substantially all of our customers that they understand our emergency services and therefore we are substantially in compliance with the first aspect of the Order. We have also taken steps to comply with the enhanced emergency services rules, but were unable to comply with all of the requirements of the Order by the November 28, 2005 deadline. Consequently, we are not currently in full compliance and do not expect to be in full compliance in the short term unless we are granted a waiver of the requirements by the FCC. On November 28, 2005, we filed a petition for extension of time and limited waiver of certain of the enhanced emergency service requirements. To the extent the waiver is necessary and not granted, we would be at risk of an enforcement action including fines, penalties and/or an order to cease and desist selling and marketing our services in certain areas where E-911 service is unavailable.

On August 5, 2005, the FCC released an Order extending the obligations of Communications Assistance for Law Enforcement Act (“CALEA”) to interconnected VoIP providers. Under CALEA, telecommunications carriers must assist law enforcement in executing electronic surveillance, which include the capability of providing call content and call-identifying information to a local enforcement agency, or LEA, pursuant to a court order or other lawful authorization.

The FCC in a subsequent Order released on May 12, 2006 required all interconnected VoIP providers to become fully CALEA compliant by May 14, 2007. The FCC allowed VoIP providers to comply with CALEA through the use of a solution provided by a trusted third party, or TTP, with the ability to extract call content and call-identifying information from a VoIP provider’s network. While the FCC permits carriers to use the services provided by TTPs to become CALEA compliant by the deadline, the carrier remains ultimately responsible for ensuring the timely delivery of call content and call-identifying information to law enforcement, and for protecting subscriber privacy, as required by CALEA. We selected a TTP to provide a solution for CALEA compliant lawful interception of communications by May 14, 2007.

To date, we have taken significant steps towards CALEA compliance, which include testing the CALEA solution with the FBI. However, recent issues with testing may affect our compliance with the CALEA requirements by the May 14, 2007 deadline. We are actively working through these issues and expect resolution prior to May 14, 2007, but in the interim, we are pursuing alternative solutions that will allow LEAs access to call content and call-identifying information by the deadline. We have also advised the FCC of our CALEA progress and our efforts at implementing alternative solutions if deemed necessary. While unlikely, we could be subject to an enforcement action by the FCC if our CALEA solution is not fully operational by May 14, 2007 and our alternative solutions are proven ineffective.

Customer Proprietary Network Information (CPNI)

On April 2, 2007, the FCC released its Order extending the application of the customer proprietary network information (“CPNI”) rules to interconnected VoIP providers. VoIP providers have six months from the effective date of the Order to implement all the CPNI rules.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

CPNI includes information such as the phone numbers called by a consumer; the frequency, duration, and timing of such calls; and any services/features purchased by the consumer, such as call waiting, call forwarding, and caller ID, in addition to other information that may appear on a consumer’s bill.

Under the FCC’s existing rules, carriers may not use CPNI without customer approval except in narrow circumstances related to their provision of existing services, and must comply with detailed customer approval processes when using CPNI outside of these narrow circumstances. The new CPNI requirements are aimed at establishing more stringent security measures for access to a customer’s CPNI data in the form of enhanced passwords for on-line access and call-in access to account information as well as customer notification of account or password changes.

At the present time we do not utilize our customer’s CPNI in a manner which would require us to obtain consent from our customers, but in the event that we do in the future, we will be required to adhere to specific CPNI rules aimed at marketing such services. Within the next six months we will be required to implement internal processes in order to be compliant with all the CPNI rules. We have engaged all the impacted business units and compliance is expected by the deadline.

State and Municipal Taxes

We did not collect or remit state or municipal taxes (such as sales, excise, and ad valorem taxes), fees or surcharges (“Taxes”) on the charges to our customers for our services, except that we have historically complied with the New Jersey sales tax. We have received inquiries or demands from a number of state and municipal taxing and 911 agencies seeking payment of Taxes that are applied to or collected from customers of providers of traditional public switched telephone network services. Although we have consistently maintained that these Taxes do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations, a number of states have changed their statutes as part of the streamlined sales tax initiatives and we are now collecting and remitting sales taxes in those states. In addition, a few states address how VoIP providers should contribute to support public safety agencies, and in those states we began to remit fees to the appropriate state agencies. We have also contacted authorities in each of the other states to discuss how we can financially contribute to the 911 system. We do not know how all these discussions will be resolved, but there is a possibility that we will be required to pay or collect and remit some or all of these Taxes in the future. Additionally, some of these Taxes could apply to us retroactively. As such, we have recorded a U. S. tax reserve of $7,820 at December 31, 2006 as our best estimate of the potential tax exposure for any retroactive assessment. We believe the maximum estimated exposure for retroactive assessments is $18,742 as of December 31, 2006.

Universal Service Fund

In late June 2006, the FCC released an Order requiring interconnected VoIP service providers to contribute to the USF. This Order requires that we contribute to the Federal USF based on the interim safe harbor of 64.9%. We have also filed an appeal to the FCC with respect to this Order with the District of Columbia Circuit Court of Appeals claiming that the FCC’s safe harbor for VoIP providers was discriminatory. We began recouping our contributions through a customer surcharge on October 1, 2006.

State Attorney General Proceedings

Several state attorneys general have initiated investigations and, in two states, have commenced litigation concerning our marketing disclosures and advertising. We are cooperating with those investigations and are pursuing joint settlement negotiations with the attorneys general of Florida, Illinois, Massachusetts, Texas, Michigan and North Carolina and separate negotiations with the attorney general of Connecticut. While these complaints seek awards of damages and penalties, no particular amounts have been specified at this time. In July 2006 we reached an agreement in principle to settle the litigation with the state attorney general of Texas, and the investigations being conducted by the

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

state attorneys general of Florida, Illinois, Massachusetts, Michigan and North Carolina. This agreement in principle is subject to finalizing the documentation memorializing the settlement and executing such settlement documentation. With respect to our joint settlement negotiations, we have recorded a reserve to cover the potential exposure relating to these investigations, which was not material to our December 31, 2006 financial statements. In January 2007, we completed settlement payments related to this matter.

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

•

We received a subpoena dated June 29, 2006 from the Commonwealth of Pennsylvania, Office of Attorney General, Bureau of Consumer Protection seeking a wide variety of documents. The Attorney General’s office has since agreed to narrow the scope of documents it seeks to certain materials relating to advertising to, and subscriptions by, Pennsylvania consumers, and the training and general form of compensation paid to personnel that market and provides customer care functions for our service. We are making a rolling production of responsive materials, and we made our first production on July 27, 2006.

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

Employment Agreements

Chairman and Chief Strategist

Effective February 8, 2006, we entered into a new employment agreement with our principal stockholder providing for employment as the Chairman of our Board of Directors and Chief Strategist through December 31, 2008. The term will automatically renew for additional one-year periods, unless either party gives notice at least 90 days prior to the end of the then-current term. Under the employment agreement, the Chairman and Chief Strategist is entitled to receive an annual base salary, subject to review by our Compensation Committee. The Chairman and Chief Strategist also is eligible to receive an annual discretionary performance-based bonus in accordance with our annual bonus program for senior executives with a target annual bonus equal to 100% of the Chairman and Chief Strategist’s annual base salary. Under this agreement, we also will provide the Chairman and Chief Strategist with, and pay the cost of premium payments on, a term life insurance policy that provides for a death benefit of at least $1,500. The agreement also provides that, with respect to reasonable business-related airline expenses, the Chairman and Chief Strategist will be eligible for air travel reimbursement based on the cost of a first-class ticket on a commercial airline to and from the applicable business destinations and that any additional business-related airline expenses incurred, directly or indirectly, by the Chairman and Chief Strategist with respect to other employees shall be paid in accordance with our travel policy.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

During the term of this employment agreement, if we terminate the Chairman and Chief Strategist’s employment without cause or due to the Chairman and Chief Strategist becoming disabled or he resigns with good reason and, in each case, the Chairman and Chief Strategist provides us with a general release of claims, the Chairman and Chief Strategist will be entitled to an amount equal to two times the sum of the Chairman and Chief Strategist’s annual base salary in effect on the termination date, two times the annual bonus for the prior year, the pro rata portion of the Chairman and Chief Strategist’s bonus in the year the termination occurs and the cost of group health continuation coverage for a period of 18 months. Also, upon termination, 100% of the Chairman and Chief Strategist’s unvested stock incentive awards will vest and will be exercisable for a twelve-month period. If the Chairman and Chief Strategist’s employment is terminated by reason of death or disability, the his estate will be entitled to (i) an amount equal to the Chairman and Chief Strategist’s prior year bonus plus the pro rata portion of the Chairman and Chief Strategist’s bonus in the year of termination, (ii) twelve months of the Chairman and Chief Strategist’s annual salary plus the pro rata portion of the Chairman and Chief Strategist’s annual salary in the year of termination, (iii) the cost of group health continuation coverage for a period of 18 months after termination, and (iv) 100% of the Chairman and Chief Strategist’s unvested stock incentive awards will vest and will be exercisable for a twelve-month period after termination.

Under the terms of the Chairman and Chief Strategist’s employment agreement, the Chairman and Chief Strategist has agreed not to disclose any confidential information concerning our business. In addition, the Chairman and Chief Strategist has agreed not to solicit or to interfere with our relationship with any of our employees, officers or representatives or to solicit any of its customers, clients, suppliers, licensees or other business relations until three years following termination of his employment. Furthermore, the Chairman and Chief Strategist has also entered into a non-competition agreement pursuant to which the Chairman and Chief Strategist has agreed not to engage in, become interested in, enter into employment with or provide services to any business (or any person, firm or corporation engaged in any business) that directly competes with our business until three years following termination of the Chairman and Chief Strategist’s employment.

Chief Executive Officer

Effective February 8, 2006, we entered into an agreement with our new Chief Executive Officer (“CEO”) providing for employment as CEO on February 27, 2006, for an initial term of two years. The term will automatically renew for additional one-year periods, unless either party gives notice at least 90 days prior to the end of the then-current term. In the event of a change in control, the term will also be automatically extended until the first anniversary of the change of control. The CEO reports to the Board and has responsibility for the day-to-day management and operation of our business, including the supervision of our finance, legal and human resource functions and the business activities of our principal operating units in the United States, United Kingdom and Canada. Under the employment agreement, the CEO is entitled to receive an annual base salary subject to review by our compensation committee. The CEO also is eligible to receive an annual discretionary performance-based bonus in accordance with our annual bonus program for senior executives.

On February 27, 2006, the CEO was granted a sign-on bonus in the form of options to acquire 893 shares of our common stock at a price per share equal to the then fair market value of a share of our common stock.

During the term of the employment agreement, if we terminate the CEO’s employment without cause or resigns with good reason and, in each case, the CEO provides us with a general release of claims, the CEO will be entitled to a prorated annual bonus for the year of termination and an amount equal to two times his base salary. If the CEO’s employment is terminated by reason of death or disability, the CEO will be entitled to a prorated annual bonus for the year of termination and an amount equal to the CEO’s base salary for one year (reduced by the net amount of any disability benefits received under our group disability policy). In the event of a change in control, the CEO’s outstanding stock options will vest in full.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Under the terms of the CEO’s employment agreement, the CEO has agreed not to disclose any confidential information concerning our business. In addition, the CEO has agreed not to solicit or to interfere with our relationship with any of our employees, officers or representatives or to interfere with our relationship with any of our customers, clients, suppliers, licensees or other business relations until 12 months following termination of the CEO’s employment. Furthermore, the CEO has entered into our form non-competition agreement pursuant to which the CEO has agreed not to engage in, become interested in, enter into employment with or provide services to any business (or any person, firm or corporation engaged in any business) that directly competes with our business until 12 months following termination of the CEO’s employment.

On April 11, 2007, Michael Snyder stepped down from his position as CEO (see Note 13 – Reduction in Workforce).

Chief Financial Officer

Effective August 1, 2005, we entered into an employment agreement with the Chief Financial Officer (“CFO”) providing for employment as our CFO for an initial term of two years. The term will automatically renew for additional one-year periods, unless either party gives notice at least 90 days prior to the end of the then-current term. In the event of a change in control, the term will also be automatically extended until the first anniversary of the change of control. Under this employment agreement, the CFO is entitled to receive an annual base salary, subject to review by the Compensation Committee and our Chief Executive Officer. The CFO also is eligible to receive an annual discretionary performance-based bonus in accordance with our annual bonus program for senior executives.

During the term of the CFO’s employment agreement, if we terminate the CFO’s employment without cause or he resigns with good reason and, in each case, the CFO provides us with a general release of claims, the CFO will be entitled to a prorated annual bonus for the year of termination and an amount equal to his base salary for the longer of one year or the remainder of the term. If the CFO’s employment is terminated by reason of death or disability, the CFO will be entitled to a prorated annual bonus for the year of termination and an amount equal to the CFO’s base salary for one year (reduced by the net amount of any disability benefits received by the CFO under our group disability policy). In the event of a termination of the CFO’s employment without cause or for good reason, in each case, on or after a change in control, the CFO’s outstanding stock options will vest in full.

Under the terms of the CFO’s employment agreement, he has agreed not to disclose any confidential information concerning our business. In addition, the CFO has agreed not to solicit or to interfere with our relationship with any of our employees, officers or representatives or to solicit any of our customers, clients, suppliers, licensees or other business relations until 12 months following termination of the CFO’s employment. Furthermore, the CFO has entered into our form non-competition agreement pursuant to which the CFO has agreed not to engage in, become interested in, enter into employment with or provide services to any business (or any person, firm or corporation engaged in any business) that directly competes with our business until 12 months following termination of the CFO’s employment.

Chief Technology Officer

Effective August 1, 2005, we entered into an employment agreement with the Chief Technology Officer (“CTO”) providing for employment as our CTO for an initial term of two years. The term will automatically renew for additional one-year periods, unless either party gives notice at least 90 days prior to the end of the then-current term. Under this employment agreement, the CTO is entitled to receive an annual base salary, subject to review by the Compensation Committee and the Chief Executive Officer. The CTO is also eligible to receive an annual discretionary performance-based bonus in accordance with our annual bonus program for senior executives.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

During the term of the CTO’s employment agreement, if we terminate the CTO’s employment without cause or he resigns with good reason and, in each case, the CTO provides us with a general release of claims, the CTO will be entitled to a prorated annual bonus for the year of termination and an amount equal to his base salary for the longer of one year or the remainder of the term. If the CTO’s employment is terminated by reason of death or disability, the CTO will be entitled to a prorated annual bonus for the year of termination and an amount equal to the CTO’s base salary for one year (reduced by the net amount of any disability benefits received by the CTO under our group disability policy).

Under the terms of the CTO’s employment agreement, he has agreed not to disclose any confidential information concerning our business. In addition, the CTO has agreed not to solicit or to interfere with our relationship with any of our employees, officers or representatives or to solicit any of our customers, clients, suppliers, licensees or other business relations until 12 months following termination of the CTO’s employment. Furthermore, the CTO has entered into our form non-competition agreement pursuant to which the CTO has agreed not to engage in, become interested in, enter into employment with or provide services to any business (or any person, firm or corporation engaged in any business) that directly competes with our business until 12 months following termination of the CTO’s employment.

Chief Legal Officer

Effective August 8, 2005, we entered into an employment agreement with the Chief Legal Officer (“CLO”) providing for employment as our CLO for an initial term of two years. The term will automatically renew for additional one-year periods, unless either party gives notice at least 90 days prior to the end of the then-current term. In the event of a change in control, the term will also be automatically extended until the first anniversary of the change of control. Under the CLO’s employment agreement, the CLO is entitled to receive an annual base salary, subject to review by our Compensation Committee and our Chief Executive Officer. The CLO also is eligible to receive an annual discretionary performance-based bonus in accordance with our annual bonus program for senior executives, with a minimum bonus of $100 payable for 2005.

During the term of the CLO’s employment agreement, if we terminate the CLO’s employment without cause or the CLO resigns with good reason and, in each case, the CLO provides us with a general release of claims, the CLO will be entitled to a prorated annual bonus for the year of termination and an amount equal to the CLO’s base salary for the longer of one year or the remainder of the term. If the CLO’s employment is terminated by reason of death or disability, the CLO will be entitled to a prorated annual bonus for the year of termination and an amount equal to the CLO’s base salary for one year (reduced by the net amount of any disability benefits received by the CLO under our group disability policy). In the event of a termination of the CLO’s employment without cause or for good reason, in each case, on or after a change in control, the CLO’s outstanding stock options will vest in full.

Under the terms of the CLO’s employment agreement, the CLO has agreed not to disclose any confidential information concerning our business. In addition, the CLO has agreed not to solicit or to interfere with our relationship with any of our employees, officers or representatives or to interfere with our relationship with any of our customers, clients, suppliers, licensees or other business relations until 12 months following termination of the CLO’s employment. Furthermore, the CLO has entered into our form non-competition agreement pursuant to which the CLO has agreed not to engage in, become interested in, enter into employment with or provide services to any business (or any person, firm or corporation engaged in any business) that directly competes with our business until 12 months following termination of the CLO’s employment.

Note 11. Geographic Information

Our chief operating decision-makers review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues and marketing expenses by geographic region for purposes of allocating resources and evaluating financial performance. Accordingly, we consider ourselves to be in a single reporting segment and operating unit structure.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Information about our operations by geographic location is as follows:

	For the Years Ended December 31,
	2006	2005	2004
Revenue:
United States	$580,845	$260,613	$78,709
Canada	21,991	7,601	999
United Kingdom	4,561	982	—

	$607,397	$269,196	$79,708

	Dec 31, 2006	Dec 31, 2005
Long-lived assets:
United States	$133,832	$102,226
Canada	2,198	1,357
United Kingdom	112	55

	$136,142	$103,638

Note 12. Quarterly Financial Information (Unaudited)

The following table sets forth the reviewed consolidated quarterly financial information for 2006 and 2005:

	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,		Total
Year Ended 2006
Revenue	$119,723	$144,365	$161,846	$181,463		$607,397
Net loss	(85,160)	(74,136)	(62,184)	(117,093	)(1)	(338,573)
Net loss attributable to common shareholders	(85,160)	(74,136)	(62,184)	(117,093	)(1)	(338,573)
Net loss per common share:
Basic and diluted	$(60.40)	$(1.16)	$(0.40)	$(0.76)

(1)	The fourth quarter of 2006 includes $52.5 million in costs related to the Verizon patent litigation judgment entered against us.

Year Ended 2005
Revenue	$40,710	$59,435	$73,871	$95,180	$269,196
Net loss	(60,002)	(63,623)	(65,995)	(71,714)	(261,334)
Net loss attributable to common shareholders	(60,002)	(63,623)	(65,995)	(72,319)	(261,939)
Net loss per common share:
Basic and diluted	$(43.83)	$(46.32)	$(47.79)	$(51.56)

Note 13. Subsequent Events

Vendor Commitments

Subsequent to year end, we committed to approximately $6,698 in non-cancelable contractual obligations. These commitments include $4,183 for the purchase of communication devices through 2008; $1,155 for constructing new Kiosks to be located throughout the United States in 2007 and $1,360 for marketing performance analysis services in 2007.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Other Patent Litigation

On March 14, 2007, Web Telephony, LLC filed suit in the United States District Court for the Eastern District of Texas against Vonage Holdings Corp., Vonage America Inc., and several other defendants. The complaint in this litigation alleges that we are infringing two telecommunications patents held by Web Telephony and seeks monetary compensation for claimed damages as well as injunctive relief. We intend to contest Web Telephony’s infringement allegations vigorously. The Court has not set a discovery or trial schedule in this matter.

Restricted Cash

In the first quarter of 2007, our credit card processor requested that a reserve be established to cover any exposure that may result due to the fact that we collect revenues in advance of providing services which is customary for their other companies that bill in advance of providing services. As such we have provided the credit card processor with a cash collateralized letter of credit for $10,000. In addition, the credit card processor has withheld $9,700 as of April 10, 2007.

Reduction in Workforce

On April 11, 2007, we determined to reduce our total workforce by approximately 10% in the second quarter of 2007 to reduce costs and improve efficiency. We also announced that Michael Snyder stepped down from his position as Chief Executive Officer and resigned from the Board of Directors effective April 11, 2007. We anticipate incurring a charge of approximately $5.0 million, all of which would be for one-time employee termination benefits. This charge will be expensed in the second quarter of 2007 and would result in cash payments of approximately $5.0 million during 2007.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of Vonage Holdings Corp.(1)

3.2	Amended and Restated By-Laws of Vonage Holdings Corp.(1)

4.1	Form of Certificate of Vonage Holdings Corp. Common Stock(2)

4.2	Form of Senior Unsecured Convertible Note(2)

4.3	Stock Purchase Warrant To Purchase Common Stock of Vonage Holdings Corp.(2)

4.4	Stock Purchase Warrant To Purchase Shares of Series A-2 Convertible Preferred Stock, par value $.001 per share of Vonage Holdings Corp.(2)

10.1	2001 Stock Incentive Plan of Vonage Holdings Corp.(2)*

10.2	Form of Incentive Stock Option Agreement under the 2001 Stock Incentive Plan(2) *

10.3	Form of Nonqualified Stock Option Agreement for Employees under the 2001 Stock Incentive Plan(2) *

10.4	Form of Nonqualified Stock Option Agreement for Outside Directors under the 2001 Stock Incentive Plan(2) *

10.5	Vonage Holdings Corp. 401(k) Retirement Plan(2) *

10.6	Lease Agreement, dated March 24, 2005, between 23 Main Street Holmdel Associates LLC and Vonage USA Inc.(2)

10.7	Amended and Restated Employment Agreement, dated February 8, 2006, between Vonage Holdings Corp. and Jeffrey A. Citron(2) *

10.8	Employment Agreement, dated February 7, 2006, between Vonage Holdings Corp. and Michael Snyder(2) *
10.9	Employment Agreement, dated August 1, 2005, between Vonage Holdings Corp. and John S. Rego(2) *

10.10	Employment Agreement, dated August 1, 2005, between Vonage Holdings Corp. and Louis A. Mamakos(2) *

10.11	Employment Agreement, dated August 8, 2005, between Vonage Holdings Corp. and Sharon O’Leary(2) *

10.12	Third Amended and Restated Investors’ Rights Agreement, as amended, dated April 27, 2005, among Vonage Holdings Corp. and the signatories thereto(2)

10.13†	Agreement for Services, dated February 9, 2005, between Vonage Holdings Corp. and Third Party Verification, Inc.(2)

10.14	Registration Rights Agreement, dated December 16, 2005, among Vonage Holdings Corp. and the signatories thereto(2)

10.15†	Agreement for Services, dated April 27, 2005, between Vonage Network Inc. and Intrado Inc. and Amendment No. 1 thereto(2)

10.16†	Master Service Agreement, dated July 15, 2004, between Vonage Holdings Corp. and Level 3 Communications, LLC(2)

10.17†	Master Sales Agreement, dated June 8, 2005, between Vonage Network Inc. and TeleCommunication Systems, Inc.(2)

10.18†	Master Services Agreement, dated May 5, 2005, between Vonage Network Inc. and Synchronoss Technologies, Inc.(2)

10.19†	OSS Master Services Agreement, dated December 27, 2004, between Vonage Holdings Corp. and Neustar, Inc.(2)

10.20	2006 Incentive Plan(2) *

10.21	Form of Indemnification Agreement for directors and officers(2)

10.22†	Amendment #2 to the Agreement for Services, dated September 21, 2006, between Intrado Inc. and Vonage Network Inc.(3)

Exhibit Number	Description of Exhibit

10.23†	First Amendment to Services Agreement, dated June 21, 2006, between Third Party Verification, Inc. and Vonage Holdings Corp.(3)

10.24†	Second Amendment to Services Agreement, dated August 25, 2006, between Third Party Verification, Inc. and Vonage Network of New Jersey d/b/a Vonage Network Inc. (assignee of Vonage Holding Corp.)(3)

10.25†	Amendment to the Master Services Agreement, dated May 26, 2006, between Telecommunications Systems, Inc. and Vonage Network Inc., along with the accompanying side letter, dated November 2, 2006, from Vonage Network Inc. to Telecommunication Systems, Inc.(3)

10.26†	Amendment #1 to Master Sales Agreement, dated August 8, 2006, between Telecommunication Systems, Inc. and Vonage Network Inc., along with the accompanying side letter, dated November 2, 2006, from Vonage Network Inc. to Telecommunication Systems, Inc.(3)

10.27	Form of Restricted Stock Unit Agreement under the Vonage Holdings Corp. 2006 Incentive Plan(5) *

10.28	Form of Nonqualified Stock Option Agreement under the Vonage Holdings Corp. 2006 Incentive Plan(5) *

10.29	Form of Restricted Stock Agreement under the Vonage Holdings Corp. 2006 Incentive Plan(5) *

10.30	Form of Restricted Stock Agreement under the Vonage Holdings Corp. 2006 Incentive Plan for Non-Employee Directors(5) *

10.31	Form of Nonqualified Stock Option Agreement under the Vonage Holdings Corp. 2006 Incentive Plan for Non-Employee Directors(5) *
10.32	Written Consent of the Company and Certain Stockholders to the Third Amended and Restated Investors’ Rights Agreement dated April 27, 2005, as amended(4)

10.33	Amendment #3 to the Agreement for Services, dated November 27, 2006 between Intrado Inc. and Vonage Network Inc. (5)

21.1	List of Subsidiaries of Vonage Holdings Corp.(5)

23.1	Consent of BDO Seidman, LLP, independent registered public accounting firm(5)

31.1	Certification of the Company’s Interim Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(5)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(5)

32.1	Certification of the Company’s Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(5)

(1)	Incorporated by reference to Vonage Holdings Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on August 4, 2006.
(2)	Incorporated by reference to Vonage Holdings Corp.’s Registration Statement on Form S-1 (File No. 333-131659) filed on February 8, 2006.
(3)	Incorporated by reference to Vonage Holdings Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on November 8, 2006.
(4)	Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on November 14, 2006.
(5)	Filed herewith.
†	Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.
*	Management contract or compensatory plan or arrangement.