Form 10-Q
period 2007-03-31
VONAGE HOLDINGS CORP
filed 2007-05-15
CIK 1272830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2007
Common Stock, par value $0.001	155,435,807 shares

VONAGE HOLDINGS CORP.

Part I – Financial Information

Item 1.	Financial Statements

VONAGE HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	Mar 31, 2007	Dec 31, 2006
	(unaudited)
Assets
Assets
Current assets:
Cash and cash equivalents	$155,675	$210,253
Marketable securities	254,609	289,483
Accounts receivable, net of allowance of $576 and $476, respectively	15,738	16,544
Inventory, net of allowance of $1,624 and $1,270, respectively	28,800	24,390
Deferred customer acquisition costs, current	14,766	13,022
Prepaid expenses and other current assets	24,374	16,080

Total current assets	493,962	569,772
Property and equipment, net of accumulated depreciation	136,811	131,842
Deferred customer acquisition costs, non-current	36,559	34,067
Deferred financing costs, net	7,364	7,861
Restricted cash	24,978	8,042
Due from related parties	61	60
Intangible assets, net	3,815	4,300
Other assets	3,241	1,580

Total assets	$706,791	$757,524

Liabilities and Stockholders’ Equity
Liabilities
Current liabilities:
Accounts payable	$54,989	$58,899
Accrued expenses	170,772	161,505
Deferred revenue, current portion	44,777	38,504
Current maturities of capital lease obligations	1,018	1,020

Total current liabilities	271,556	259,928
Convertible notes, net	253,288	253,430
Deferred revenue, net of current portion	40,554	37,730
Capital lease obligations, net of current maturities	22,994	23,235

Total liabilities	588,392	574,323

Commitments and Contingencies

Stockholders’ Equity
Common stock, par value $0.001 per share; authorized 596,950 shares at March 31, 2007 and December 31, 2006; 156,682 and 156,353 shares issued at March 31, 2007 and December 31, 2006, respectively; 155,388 and 155,059 shares outstanding at March 31, 2007 and December 31, 2006, respectively	157	156
Additional paid-in capital	929,465	922,097
Stock subscription receivable	(5,554)	(5,721)
Accumulated deficit	(793,191)	(720,857)
Treasury stock, at cost, 1,294 shares at March 31, 2007 and December 31, 2006	(12,342)	(12,342)
Accumulated other comprehensive loss	(136)	(132)

Total stockholders’ equity	118,399	183,201

Total liabilities and stockholders’ equity	$706,791	$757,524

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Operating Revenues:
Telephony services	$189,367	$112,498
Customer equipment and shipping	6,573	7,225

	195,940	119,723

Operating Expenses:
Direct cost of telephony services (excluding depreciation and amortization of $4,113 and $2,552, respectively)	55,566	38,424
Royalty	10,415	—

Total direct cost of telephony services	65,981	38,424
Direct cost of goods sold	13,333	17,580
Selling, general and administrative	90,992	52,875
Marketing	90,850	88,288
Depreciation and amortization	7,859	4,959

	269,015	202,126

Loss from operations	(73,075)	(82,403)

Other Income (Expense):
Interest income	6,067	2,741
Interest expense	(5,149)	(5,494)
Other, net	17	(4)

	935	(2,757)

Loss before income tax benefit (expense)	(72,140)	(85,160)
Income tax benefit (expense)	(194)	—

Net loss	$(72,334)	$(85,160)

Net loss per common share:
Basic and diluted	$(0.47)	$(60.40)

Weighted-average common shares outstanding:
Basic and diluted	155,151	1,410

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(72,334)	$(85,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,374	4,959
Amortization of intangibles	485	—
Beneficial conversion on interest in kind on convertible notes	10	2
Accrued interest	423	3,928
Allowance for doubtful accounts	100	—
Allowance for obsolete inventory	447	15
Amortization of deferred financing costs	497	490
Loss on disposal of fixed assets	—	9
Share-based compensation	6,914	4,452
Changes in operating assets and liabilities:
Accounts receivable	712	(398)
Inventory	(4,857)	8,261
Prepaid expenses and other current assets	(8,706)	(6,034)
Deferred customer acquisition costs	(4,215)	(7,482)
Due from related parties	2	2
Other assets	73	(191)
Accounts payable	(3,941)	8,549
Accrued expenses	9,238	(17,926)
Deferred revenue	9,059	11,965

Net cash used in operating activities	(58,719)	(74,559)

Cash flows from investing activities:
Capital expenditures	(12,319)	(17,684)
Purchase of marketable securities	(99,975)	(63,205)
Maturities and sales of marketable securities	134,836	103,200
Acquisition and development of software assets	(1,734)	—
Increase in restricted cash	(16,931)	(541)

Net cash provided by investing activities	3,877	21,770

Cash flows from financing activities:
Principal payments on capital lease obligations	(243)	(185)
Proceeds from notes issuance	—	2,047
Debt issuance costs	—	(32)
Proceeds from subscription receivable, net	12	12
Proceeds from directed share program customers	155	—
Proceeds from exercise of stock options	303	9

Net cash provided by financing activities	227	1,851

Effect of exchange rate changes on cash	37	27

Net change in cash and cash equivalents	(54,578)	(50,911)
Cash and cash equivalents, beginning of period	210,253	132,549

Cash and cash equivalents, end of period	$155,675	$81,638

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$3,922	$692

Non-cash transactions during the periods for:
Capital lease obligations incurred	$—	$2,661

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Stock Subscription Receivable	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2006	$156	$922,097	$(5,721)	$(720,857)	$(12,342)	$(132)	$183,201
Stock option exercises	1	302					303
Share-based compensation		6,914					6,914
Convertible notes converted into common stock		152					152
Directed share program transactions			155				155
Stock subscription receivable payments			12				12
Comprehensive loss:
Change in unrealized gain(loss) on available-for-sale investments						(13)	(13)
Foreign currency translation adjustment						9	9
Net loss				(72,334)			(72,334)

Total comprehensive loss	—	—	—	(72,334)	—	(4)	(72,338)

Balance at March 31, 2007	$157	$929,465	$(5,554)	$(793,191)	$(12,342)	$(136)	$118,399

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 1. Basis of Presentation and Significant Accounting Policies

Nature of Operations

Vonage Holdings Corp. (“Vonage”, “Company”, “we, “our”, “us”) is incorporated as a Delaware corporation. The original Certificate of Incorporation was filed in May 2000 as MIN-X.COM, INC., our original name, which was changed in February 2001 to Vonage Holdings Corp. We are a provider of broadband Voice over Internet Protocol (“VoIP”) services to residential and small and home office customers. We launched service in the United States in October 2002, in Canada in November 2004 and in the United Kingdom in May 2005.

We have incurred significant operating losses since inception. As a result, we have generated negative cash flows from operations, and have an accumulated deficit at March 31, 2007. Our primary source of funds to date has been through the issuance of equity and debt securities, including net proceeds from our initial public offering (“IPO”) of $491,144 in May 2006, which includes costs of $1,896 incurred in 2005.

Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations, cash flows and statement of stockholders’ equity for the periods presented. The results for the three month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our 2006 Annual Report on Form 10-K filed on April 17, 2007.

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

Restricted Cash and Letters of Credit

        In the first quarter of 2007, our credit card processor requested that a reserve be established to cover any exposure that they may have as we collect revenue in advance of providing services to our customers. We were informed by our credit card processor that this is a customary practice for companies that bill their customers in advance of providing services. As such, we have provided the credit card processor with a cash collateralized letter of credit for $10,000. The credit card processor has also withheld $7,131 as of March 31, 2007, which is reflected as restricted cash. In addition, we have a cash collateralized letter of credit for $7,000 as of March 31, 2007 and

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

December 31, 2006 related to lease deposits for our offices. In the aggregate, the amount of collateralized letters of credit were $17,347 and $7,549 at March 31, 2007 and December 31, 2006, respectively, with corresponding restricted cash of $24,978 and $8,042 at March 31, 2007 and December 31, 2006, respectively.

Capitalized Software Costs

In December 2006, we began capitalizing software costs for purchased and internally developed software we use for customer acquisition, which is classified as “Other Assets” in the consolidated balance sheet. Capitalized software is stated at cost less accumulated amortization and the estimated useful life is two years. Total capitalized software was $2,529 at March 31, 2007 and $795 at December 31, 2006, respectively, with no amortization expense recorded in 2006 and the three months ended March 31, 2007. We plan to begin amortizing these costs in 2007 once the project is completed.

Patents

The three patents we acquired on June 27, 2006 are directed to the compression of packetized digital signals commonly used in VoIP technology. In July 2006, we began amortizing the cost of these patents over their estimated useful lives of 2.7 years. Amortization for the three months ended March 31, 2007 was $485. Annual amortization will be approximately $1,940.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, marketable securities, accounts receivable and accounts payable, approximate fair value because of their short maturities. The carrying amounts of our capital leases approximate fair value of these obligations based upon management’s best estimates of interest rates that would be available for similar debt obligations at March 31, 2007 and December 31, 2006. As of March 31, 2007, the estimated fair value of our convertible notes was approximately $217,976 based on the average price from private transactions as there is no public market for the convertible notes.

Reclassification

Certain reclassifications have been made to prior years’ financial statements in order to conform to the current year’s presentation.

Loss per Share

Basic and diluted loss per common share is calculated by dividing loss to common stockholders by the weighted average number of common shares outstanding during the period. The effects of potentially dilutive common shares, including shares issued under our 2001 Stock Incentive Plan and 2006 Incentive Plan using the treasury stock method and our convertible preferred stock (that converted on a 2.86-to-1 basis) using the if-converted method, have been excluded from the calculation of diluted loss per common share because of their anti-dilutive effects.

The following were excluded from the calculation of diluted earnings per common share because of their anti-dilutive effects:

	Three Months Ended March 31,
	2007	2006
Redeemable preferred stock as if converted at 2.86 to 1	—	123,071
Common stock warrants	3,085	514
Redeemable preferred stock warrants as if converted at 2.86 to 1	—	2,571
Convertible notes	17,824	17,826
Restricted stock units	2,208	—
Employee stock options	21,236	16,904

	44,353	160,886

Recent Accounting Pronouncements

        In February 2007, the Financial Accounting Standard Board (“FASB”) issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments at fair value that are not currently required to be measured at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 (our 2008 fiscal year). We are currently evaluating the potential impact of the adoption of this pronouncement on our 2008 consolidated financial statements.

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

On January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain income tax positions that the Company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The adoption of FIN No. 48 on January 1, 2007 did not result in a cumulative-effect adjustment or have an effect on our consolidated financial statements.

In June 2006, the FASB ratified the consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF No. 06-3”). The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, Universal Service Fund (“USF”) contributions and excise taxes. The Task Force concluded that entities should present these taxes in the income statement on either a gross or net basis, based on their accounting policy, which should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies.” If such taxes are significant and are presented on a gross basis, the amount of those taxes should be disclosed. The consensus on EITF No. 06-3 will be effective for interim and annual reporting periods beginning after December 15, 2006. We currently record sales, use and excise taxes on a net basis in our consolidated financial statements whereas USF contributions are recorded on a gross basis in our consolidated financial statements. The adoption of EITF No. 06-3 did not have a material effect on our consolidated results of operations or financial condition.

In February 2006, FASB issued Statement of Financial Accounting Standard No. 155, Accounting for Certain Hybrid Instruments (“SFAS 155”). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 did not have a material effect on our consolidated financial statements.

Note 2. Commitments and Contingencies

Litigation

Joshua B. Tanzer. On October 18, 2005, Joshua B. Tanzer commenced a suit against Vonage in the United States District Court for the Southern District of New York seeking damages of approximately $14,240 and has subsequently sent us a letter increasing his claim to $26,750. Mr. Tanzer claims that damages are due with respect to our sale of Series D Convertible Preferred Stock and Series E Convertible Preferred Stock and convertible notes pursuant to the terms of an engagement letter governing services performed by Nanes Delorme Capital Management for Vonage. We believe that our obligations with respect to Mr. Tanzer and Nanes Delorme were completely performed at the conclusion of the Series C Convertible Preferred Stock offering. On December 8, 2006, Vonage and Nanes entered into a settlement agreement pursuant to which Vonage agreed to pay Nanes $25 in return for a full release of all claims by Nanes. On March 2, 2007, the judge granted the parties permission to file their motions for summary judgment. The parties are in the process of briefing their motions. Vonage believes that an unfavorable outcome would not have a material adverse effect on our results of operations and cash flows in the period in which the matter is resolved. Based upon early settlement discussions, we have recorded a reserve to cover the potential exposure relating to this litigation, which reserve was not material to our financial statements.

State Attorney General Proceedings.

•

On May 3, 2005, the Office of the Attorney General for the State of Connecticut filed a complaint against us, alleging that our advertising and provision of emergency calling service violated the Connecticut Unfair Trade Practices Act and certain state regulations. We answered the complaint on July 7, 2005 and denied its allegations. We have undertaken settlement discussions with the Connecticut Attorney General and have voluntarily provided information requested during the course of those discussions. The state recently sent Vonage a proposed settlement agreement focused on consumer disclosures relating to our 911 dialing services, and we are in the process of negotiating the terms and conditions of a settlement. If we are not successful in finalizing this settlement agreement, we intend to vigorously defend against the lawsuit.

•

On March 7, 2006, the Attorney General of Missouri issued a civil investigative demand, or CID, for documents related to our emergency calling service. We responded to the CID on April 3, 2006. The Missouri Attorney General has not filed a complaint against us or taken other formal action.

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

Federal Trade Commission Investigation. On August 31, 2005, the Federal Trade Commission, or FTC, issued a CID to us which requested information regarding our 911 service and complaints or notices pertaining to that service, our residential unlimited calling plan and our compliance and our telemarketing vendors’ compliance with the FTC’s Telemarketing Sales Rule including, but not limited to, the requirement to refrain from telemarketing to persons who appear on the National Do Not Call Registry. No formal action has been filed against Vonage at this time. We are unable at this time to predict the outcome of the FTC’s investigation, whether a formal action will be filed against Vonage, to assess the likelihood of a favorable or unfavorable outcome in that event, or to estimate the amount of liability in the event of an unfavorable outcome.

Patent Litigation.

•

Sprint. On October 4, 2005, a lawsuit was filed against us by Sprint Communications Company L.P. in the United States District Court for the District of Kansas. Sprint alleges that we have infringed seven patents in connection with providing VoIP services. Sprint seeks injunctive relief, compensatory and treble damages and attorney’s fees in unspecified amounts. In our answer filed on November 3, 2005, we have denied Sprint’s allegations and have counterclaimed for a declaration of non-infringement, invalidity and unenforceability of the patents. We believe that we have meritorious defenses against the claims asserted by Sprint and intend to vigorously defend the lawsuit. This matter is currently in the discovery stage and a trial may begin by the end of 2007.

•

Verizon. On June 12, 2006, a lawsuit was filed against us and our subsidiary Vonage America Inc., by Verizon Services Corp., Verizon Laboratories Inc., and Verizon Communications, Inc. in the United States District Court for the Eastern District of Virginia. Verizon alleged that we infringed seven patents in connection with providing VoIP services and sought injunctive relief, compensatory and treble damages and attorney’s fees. Verizon dismissed its claims with respect to two of the patents prior to trial, which commenced on February 21, 2007. After trial on the merits, a jury returned a verdict finding that Vonage infringed three of the patents-in-suit. The jury rejected Verizon’s claim for willful infringement, treble damages, and attorney’s fees, and awarded compensatory damages in the amount of $58,000 through February 2007. The trial court subsequently indicated that it would award Verizon $1,578 in prejudgment interest on the $58,000 jury award. Vonage filed post-trial motions challenging the jury’s verdict and related rulings, which were denied by the trial court. The trial court issued a permanent injunction with respect to the three patents the jury found to be infringed effective April 12, 2007. The trial court further granted a partial stay which permits Vonage to continue to service existing customers pending appeal, subject to deposit into escrow of a 5.5% royalty on a quarterly basis. In addition, in April 2007, we posted a cash-collateralized $66,000 bond, which reflected the $58,000 jury award plus pre and post judgment interest and costs of $8,000, to stay execution of the monetary judgment pending appeal. This bond will be reflected as restricted cash.

On April 6, 2007, Vonage filed an amended notice of appeal as well as a motion for a full stay pending its appeal with the United States Court of Appeals for the Federal Circuit (“CAFC”). The CAFC issued an order granting our request for a stay permitting us to continue to sign up new customers through the appeals process. The CAFC also set an expedited

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

briefing and oral argument schedule for our appeal. Oral argument is scheduled for June 25, 2007. We will continue to vigorously defend against Verizon’s claims, which we believe are without merit.

We have recorded $51,345 as cost of telephony services and $1,170 as interest expense in our consolidated financial statements for the year ended December 31, 2006. We recorded $10,415 for royalty expense and $721 of interest expense for the three months ended March 31, 2007.

•

Klausner Technologies. On July 10, 2006, a lawsuit was filed against us and Vonage America by Klausner Technologies, Inc., or Klausner, in the United States District Court for the Eastern District of Texas. Klausner alleges that we have infringed one of its patents with voice mail technology. Klausner seeks injunctive relief, compensatory and treble damages and attorney’s fees. In our answer filed on September 14, 2006, we denied Klausner’s allegations and have counterclaimed for a declaration of non-infringement, invalidity and unenforceability of the patent. We believe that we have meritorious defenses against the claims asserted by Klausner, and intend to vigorously defend the lawsuit. This matter is currently in the discovery stage and a trial may begin during the first quarter of 2008.

•

Web Telephony, LLC. On March 14, 2007, Web Telephony, LLC filed suit in the United States District Court for the Eastern District of Texas against us and several other defendants. Web Telephony alleges that we are infringing two telecommunications patents held by Web Telephony and seeks injunction relief, compensatory and treble damages and attorneys’ fees. We intend to contest Web Telephony’s infringement allegations vigorously. We have filed our answer to plaintiff’s complaint and have asserted counterclaims. The Court has not set a discovery or trial schedule in this matter. We are unable to access the likelihood of a favorable or unfavorable outcome in this matter or to estimate the amount of liability in the event of an unfavorable outcome.

With respect to the patent litigation identified above, we believe that we have meritorious defenses against the claims. However, we might not ultimately prevail in these actions. Whether or not we ultimately prevail, litigation could be time-consuming and costly and injure our reputation. If any of the plaintiffs ultimately prevail in their respective actions, we may be required to negotiate royalty or license agreements with respect to the patents at issue, and may not be able to enter into such agreements on acceptable terms, if at all. Any limitation on our ability to provide a service or product could cause us to lose revenue-generating opportunities and require us to incur additional expenses. These potential costs and expenses, as well as the need to pay additional damages awarded in the favor of the plaintiffs could have a material adverse effect on our business.

IPO Litigation. During June 2006 and July 2006, Vonage, several of our officers and directors, and the firms who served as the underwriters in our initial public offering, or IPO, were named as defendants in several purported class action lawsuits arising out of our IPO. The cases were filed in the United States District Court for the District of New Jersey, the United States District Court for the Southern District of New York, the Supreme Court of the State of New York, which was subsequently removed to the United States District Court for the Eastern District of New York, and the Superior Court of New Jersey, which was subsequently removed to the United States District Court for the District of New Jersey.

The complaints assert claims under the federal securities laws on behalf of a professed class consisting of all those who were allegedly damaged as a result of acquiring our common stock in connection with our IPO. The complaints allege, among other things, that we omitted and/or misstated certain facts concerning the IPO’s Customer Directed Share Program. Some complaints also allege the IPO prospectus contained misrepresentations or omissions concerning certain of our products and/or the prior experience of some of our management. One complaint which was voluntarily dismissed, included an allegation of open market securities fraud during a purported class period of May 24, 2006 to June 19, 2006 in addition to claims arising out of the IPO. On January 9, 2007, the Judicial Panel on Multidistrict Litigation transferred all remaining complaints to the District of New Jersey and we expect a consolidated complaint to be filed at some time in the future.

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

Consumer Class Actions. We have been named in several purported class actions venued in California, New Jersey, Ohio and Washington, alleging a wide variety of deficiencies with respect to our business practices, marketing disclosures, email marketing and quality issues for both phone and fax service. These cases seek relief under various state consumer protection statutes, federal anti-spam laws, and common law theories. Some of the actions allege we failed to adequately disclose terms of service, including how the money-back guarantee and the free month of service operate. Various plaintiffs allege that the disconnect fees are improper and that we failed to honor promised rebates. In addition, some plaintiffs allege we falsely represent cost savings for our customers and deceptively describe the nature and quality of our service. Other plaintiffs claim our facsimile service is defective.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

We believe we have meritorious defenses against the claims asserted in these purported class actions. Although the results of litigation claims cannot be predicted with certainty, we believe the final outcome of these matters should not have a material adverse effect on our business.

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

E-911

On June 3, 2005, the Federal Communications Commission (“FCC”) released its VoIP E-911 order (the “Order”). Pursuant to the Order, we were required (i) to notify our customers of the differences between the emergency services available through us and those available through traditional telephony providers and to receive affirmative acknowledgment from all of our customers that they understand the nature of the emergency services available through our service and (ii) to provide E-911 services to 100% of our subscribers by November 28, 2005. We have received affirmative acknowledgment from substantially all of our customers that they understand our emergency services and therefore we are substantially in compliance with the first aspect of the Order. We have also taken steps to comply with the enhanced emergency services rules, but were unable to comply with all of the requirements of the Order by the November 28, 2005 deadline. Consequently, we are not currently in full compliance and do not expect to be in full compliance in the short term unless we are granted a waiver of the requirements by the FCC. On November 28, 2005, we filed a petition for extension of time and limited waiver of certain of the enhanced emergency service requirements. To the extent the waiver is necessary and remain ungranted, we are at risk of an enforcement action including fines, penalties and/or an order to cease and desist selling and marketing our services in certain areas where E-911 service is unavailable. We regularly update the FCC on our E-911 deployment efforts.

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

To date, we have taken significant steps towards CALEA compliance, which include testing the CALEA solution with the FBI. However, recent issues with testing affected our compliance with the CALEA requirements by the May 14, 2007 deadline. We are actively working through these issues and expect resolution soon, but in the interim, we have implemented alternative solutions that will allow LEAs access to call content and call-identifying information by the deadline. We have also advised the FCC of our CALEA progress and our efforts at implementing alternative solutions if deemed necessary. We could be subject to an enforcement action by the FCC if our CALEA solution is not fully operational by May 14, 2007 and our alternative solutions are proven ineffective.

CPNI

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

At the present time we do not utilize our customer’s CPNI in a manner which would require us to obtain consent from our customers, but in the event that we do in the future, we will be required to adhere to specific CPNI rules aimed at marketing such services. Within the next six months we will be required to implement internal processes in order to be compliant with all the CPNI rules. We have engaged all affected business units and compliance is expected by the deadline.

Universal Service Fund

In late June 2006, the FCC released an Order requiring interconnected VoIP service providers to contribute to the USF. This Order requires that we contribute to the Federal USF based on the interim safe harbor of 64.9%. We have filed an appeal to the FCC with respect to this Order with the District of Columbia Circuit Court of Appeals claiming that the FCC’s safe harbor for VoIP providers was discriminatory. We began recouping our contributions through a customer surcharge on October 1, 2006. On March 21, 2007, the United States Court of Appeals for the Eighth Circuit denied the petitions for review and affirmed the order of the FCC preempting state regulation that the Minnesota Public Utilities Commission had imposed over our digital voice offering. There were no petitions for rehearing filed, and petitions for a writ of certiorari for an appeal to the United States Supreme Court must be filed no later than June 20, 2007. Vonage, which holds intervenor status in the matter, intends to continue to vigorously support the FCC preemption order should any petition be filed.

State and Municipal Taxes

For a period of time, we did not collect or remit state or municipal taxes (such as sales, excise, and ad valorem taxes), fees or surcharges (“Taxes”) on the charges to our customers for our services, except that we have historically complied with the New Jersey sales tax. We have received inquiries or demands from a number of state and municipal taxing and 911 agencies seeking payment of Taxes that are applied to or collected from customers of providers of traditional public switched telephone network services. Although we have consistently maintained that these Taxes do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations, a number of states have changed their statutes as part of the streamlined sales tax initiatives and we are now collecting and remitting sales taxes in those states. In addition, a few states address how VoIP providers should contribute to support public safety agencies, and in those states we began to remit fees to the appropriate state agencies. We have also contacted authorities in each of the other states to discuss how we can financially contribute to the 911 system. We do not know how all these discussions will be resolved, but there is a possibility that we will be required to pay or collect and remit some or all of these Taxes in the future. Additionally, some of these Taxes could apply to us retroactively. As such, we have recorded a reserve of $7,754 at March 31, 2007 as our best estimate of the potential tax exposure for any retroactive assessment. We believe the maximum estimated exposure for retroactive assessments is $18,913 as of March 31, 2007.

Vendor Commitments

During the three months ended March 31, 2007, we committed to approximately $6,698 in non-cancelable contractual obligations. These commitments include $4,183 for the purchase of communication devices through 2008; $1,155 for constructing new Kiosks to be located throughout the United States in 2007 and $1,360 for marketing performance analysis services in 2007.

Note 3. Directed Share Program

In connection with our IPO, we requested that our underwriters reserve 4,219 shares for our customers to purchase at the initial public offering price of $17.00 per share through the Vonage Customer Directed Share Program (“DSP”). In connection with our IPO, we also entered into an Underwriting Agreement, dated May 23, 2006, pursuant to which we agreed to indemnify the Underwriters for any losses caused by the failure of any participant in the DSP to pay for and accept delivery of the shares that had been allocated to such participant in connection with our IPO. In the weeks following the IPO, certain participants in the DSP that had been allocated shares failed to pay for and accept delivery of such shares. As a result of this failure and as part of the indemnification obligations, we acquired from the Underwriters or their affiliates 1,056 shares of our common stock which had an aggregate fair market value of $11,723. These shares were recorded as treasury stock on the consolidated balance sheet using the cost method. We will not make any further purchases of securities pursuant to our indemnification obligations under the Underwriting Agreement. Because we are pursuing the collection of

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

monies owed from the DSP participants who failed to pay for their shares, we recorded a stock subscription receivable of $6,110 representing the difference between the aggregate IPO price value of the unpaid DSP shares and the $11,723 we paid for these shares.

In 2006, we reimbursed $6,110 of the indemnification obligation due to the Underwriters in accordance with the Underwriting Agreement. For the year ended December 31, 2006 and the three months ended March 31, 2007, we received $684 and $155, respectively, in payments from certain participants in the DSP that had been allocated shares and failed to pay for such shares.

Note 4. Subsequent Events

Verizon Patent Litigation

On June 12, 2006, a lawsuit was filed against us and our subsidiary Vonage America Inc., by Verizon Services Corp., Verizon Laboratories Inc., and Verizon Communications, Inc. in the United States District Court for the Eastern District of Virginia. Verizon alleged that we infringed seven patents in connection with providing VoIP services and sought injunctive relief, compensatory and treble damages and attorney’s fees. Verizon dismissed its claims with respect to two of the patents prior to trial, which commenced on February 21, 2007. After trial on the merits, a jury returned a verdict finding that Vonage infringed three of the patents-in-suit. The jury rejected Verizon’s claim for willful infringement, treble damages, and attorney’s fees, and awarded compensatory damages in the amount of $58,000 through February 2007. The trial court subsequently indicated that it would award Verizon $1,578 in prejudgment interest on the $58,000 jury award. Vonage filed post-trial motions challenging the jury’s verdict and related rulings, which were denied by the trial court. The trial court issued a permanent injunction with respect to the three patents the jury found to be infringed effective April 12, 2007. The trial court further granted a partial stay which permits Vonage to continue to service existing customers pending appeal, subject to deposit into escrow of a 5.5% royalty on a quarterly basis. In addition, in April 2007, we posted a cash-collateralized $66,000 bond, which reflected the $58,000 jury award plus pre and post judgment interest and costs of $8,000, to stay execution of the monetary judgment pending appeal. This bond will be reflected as restricted cash.

On April 6, 2007, Vonage filed an amended notice of appeal as well as a motion for a full stay pending its appeal with the United CAFC. The CAFC issued an order granting our request for a stay permitting us to continue to sign up new customers through the appeals process. The CAFC also set an expedited briefing and oral argument schedule for our appeal. Oral argument is scheduled for June 25, 2007. We will continue to vigorously defend against Verizon’s claims, which we believe are without merit.

We have recorded $51,345 as cost of telephony services and $1,170 as interest expense in our consolidated financial statements for the year ended December 31, 2006. We recorded $10,415 for royalty expense and $721 of interest expense for the three months ended March 31, 2007.

Reduction in Workforce

On April 11, 2007, we determined to reduce our total workforce by approximately 10% in the second quarter of 2007 to reduce costs and improve efficiency. We also announced that Michael Snyder stepped down from his position as Chief Executive Officer and resigned from the Board of Directors effective April 11, 2007. We anticipate incurring a charge of approximately $5.0 million in the second quarter of 2007, all of which would be for one-time employee termination benefits.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our consolidated financial statements and the related notes included elsewhere in this Form 10-Q and our audited financial statements included in our Annual Report on Form 10-K. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of many factors, including the factors we describe under “Risk Factors” in our Annual Report on Form 10-K and elsewhere in this Form 10-Q.

Overview

We are a leading provider of broadband telephone services with approximately 2.4 million subscriber lines as of March 31, 2007. Our services use Voice over Internet Protocol, or VoIP, technology, which enables voice communications over the Internet through the conversion and compression of voice signals into data packets. In order to use our service offerings, customers must have access to a broadband Internet connection with sufficient bandwidth (generally 60 kilobits per second or more) for transmitting those data packets.

We earn revenue and generate cash primarily through our broadband telephone service plans, each of which offers a different pricing structure based on a fixed monthly fee. We generate most of our revenue from those fees, substantially all of which we bill to our customers’ credit cards, debit cards or electronic check payments, or ECP, one month in advance.

We have invested heavily in an integrated marketing strategy to build strong brand awareness that supports our sales and distribution efforts. We acquire customers through a number of sales channels, including our websites, toll free numbers and a presence in major retailers located in the United States, Canada and the United Kingdom. We also acquire new customers through Refer-a-Friend, our online customer referral program.

We launched our service in the United States in October 2002, in Canada in November 2004 and in the United Kingdom in May 2005. Since our U.S. launch, we have experienced rapid revenue and subscriber line growth. While our revenue has grown rapidly, we have incurred an accumulated deficit of $793.2 million from our inception through March 31, 2007. Although our net losses initially were driven primarily by start-up costs and the cost of developing our technology, more recently our net losses have been driven by our growth strategy. In order to grow our customer base and revenue, we chose to spend a significant amount on marketing, rather than seeking to generate net income. In addition, we plan to continue to invest in research and development and customer care. Recently, we announced a plan to balance growth with profitability and chose to reduce our marketing expense in 2007 as compared to our marketing expense in 2006. We incurred marketing expense of $90.9 million and $88.3 million and a net loss of $72.3 million, which includes $10.4 million in royalty costs and $0.7 million in interest expense related to the Verizon patent litigation, and $85.2 million for the three months ended March 31, 2007 and 2006, respectively. We intend to continue to pursue a balance of growth with profitability because we believe it will position us as a strong competitor in the long term. Although we believe we will achieve profitability in the future, we ultimately may not be successful and we may never achieve profitability.

In March 2007, a judgment was entered against us in the amount of $58.0 million in our Verizon patent litigation. In April 2007, this amount plus pre- and post-judgment interest and costs of $8.0 million was posted as a bond to stay execution of the judgment pending appeal. We must also deposit into escrow a 5.5% royalty on a quarterly basis for as long as we are using the infringing technology. In the first quarter of 2007, this royalty was $10.4 million, which will fluctuate with our revenue generated from infringing technology. The trial court issued a permanent injunction prohibiting us from using the infringing technology, but partially stayed the effect of this injunction with regard to servicing existing customers. We are appealing the jury verdict to the United States Court of Appeals for the Federal Circuits, or CAFC, and filed a motion with the CAFC to stay the injunction pending our appeal. On April 24, 2007, the CAFC issued a stay of the injunction that will remain in effect until resolution of our appeal.

On April 11, 2007, we determined to reduce our total workforce by approximately 10% in the second quarter of 2007 to reduce costs and improve efficiency. We anticipate incurring a charge of approximately $5.0 million in the second quarter of 2007, all of which would be for one-time employee termination benefits.

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

Changing competitive landscape. We are facing increasing competition from other companies that offer multiple services such as cable television, voice and broadband Internet service. These competitors are offering VoIP or other voice services as part of a bundle, in which they offer voice services at a lower price than we do to new subscribers. In addition, we believe several of these competitors are working to develop new integrated offerings that we cannot provide and that could make their services more attractive to customers. We also compete against established alternative voice communication providers and independent VoIP service providers. Some of these service providers may choose to sacrifice revenue in order to gain market share and have offered their services at lower prices or for free. These offerings could negatively affect our ability to acquire new customers or retain our existing customers.

Subscriber line growth. Since our launch, we have experienced rapid subscriber line growth. For example, we grew from 390,566 subscriber lines as of December 31, 2004 to 1,269,038 as of December 31, 2005 and to 2,224,111 as of December 31, 2006. In addition, we grew from 1,597,317 subscriber lines as of March 31, 2006 to 2,389,757 as of March 31, 2007, or approximately 800,000 incremental subscriber lines. In light of the CAFC’s stay of the trial court’s injunction, we believe we will continue to add subscriber lines in future periods; however, we do not expect to sustain our historical subscriber line growth rate on a percentage basis due to a combination of increased competition, a significantly larger and growing customer base and increasing saturation among our initial target customer base, which included many early adopters.

Average monthly customer churn. For the three months ended March 31, 2007, we experienced average monthly customer churn of 2.4% compared to 2.1% for the three months ended March 31, 2006. We believe this increase was driven, in part, by increased competition and the uncertainty surrounding our litigation with Verizon. We believe that our churn will fluctuate over time and may increase as we continue our shift in marketing focus from early adopters to mainstream customers and acquire customers from new sources, such as outbound telemarketing, that historically have had a higher churn rate.

Average monthly revenue per line. Our average monthly revenue per line increased to $28.31 for the three months ended March 31, 2007 compared to $27.85 for the three months ended March 31, 2006. For the remainder of 2007, we believe that our average monthly revenue per line will remain steady or slightly increase. In March 2006, we began charging customers an Emergency 911 Cost Recovery fee, and in October 2006, we began collecting Universal Service Fund (“USF”) from our customers, which has increased average monthly revenue per line. In addition, an increasing number of customers are choosing the residential unlimited plan as a result of the first month free promotion which has a positive effect on longer term average monthly revenue per line. These increases could be negatively impacted by the timing and duration of promotions such as the second line promotion introduced in late May 2006. In addition, in May 2006 we started offering free calls to certain countries in Europe for customers on our unlimited plans, which will decrease average monthly revenue per line. In March 2007, we also reduced international rates to certain countries to one cent per minute, which we believe will also decrease our average monthly revenue per line.

Average monthly total direct cost of telephony services per line. Our average monthly total direct cost of telephony services per line increased to $9.53 for the three months ended March 31, 2007 compared to $8.94 for the three months ended March 31, 2006. This increase was due to the Verizon royalty we are required to escrow and taxes we pay on our services, including government-imposed taxes such as USF, offset by a decrease for changes in customers’ calling patterns as international calling is a lower portion of our overall call volume and our fixed network costs are being spread over a larger subscriber line base.

Regulation. Our business has developed in an environment largely free from regulation. However, the United States and other countries have begun to examine how VoIP services should be regulated, and a number of initiatives could have an impact on our business. For example, the FCC has concluded that wireline broadband Internet access, such as DSL and Internet access provided by cable companies, is an information service and is subject to lighter regulation than telecommunications services. This order may give providers of wireline broadband Internet access the right to discriminate against our services, charge their customers an extra fee to use our service or block our service. We believe it is unlikely that this will occur on a widespread basis, but if it does it would have a material adverse effect on us. Other regulatory initiatives include the assertion of state regulatory authority over us, FCC rulemaking regarding emergency calling services and proposed reforms for the intercarrier compensation system. In addition, the FCC recently concluded that VoIP providers must begin contributing to the Universal Service Fund on October 1, 2006, an order that we are appealing. The Internal Revenue Service, however, has discontinued the requirement to collect the Federal Excise Tax, which we stopped collecting on June 24, 2006. Complying with regulatory developments will affect our business by increasing our operating expenses, including legal and consulting fees, requiring us to make significant capital expenditures or increasing the taxes and regulatory fees we pay.

Operating Revenues

Operating revenues consists of telephony services revenue and customer equipment and shipping revenue.

Telephony services revenue. Substantially all of our operating revenues are telephony services revenue. In the United States, we offer two residential plans, “Residential Premium Unlimited” and “Residential Basic 500,” and two small office and home office plans, “Small Business Unlimited” and “Small Business Basic.” Each of our unlimited plans offers unlimited domestic calling as well as Puerto Rico and Canada and selected European countries, subject to certain restrictions, and each of our basic plans offers a limited number of domestic calling minutes per month. Under our basic plans, we charge on a per minute basis when the number of domestic calling minutes included in the plan is exceeded for a particular month. International calls (except for calls to certain European countries under our unlimited plans) are charged on a per minute basis. These per minute fees are not included in our monthly subscription fees. We offer similar plans in Canada and the United Kingdom.

We derive most of our telephony services revenue from monthly subscription fees that we charge our customers under our service plans. We also offer residential fax service, virtual phone numbers, toll free numbers and other services, for each of which we charge an additional monthly fee. One business fax line is included with each of our two small office and home office plans, but we charge monthly fees for additional business fax lines. We automatically charge these fees to our customers’ credit cards, debit cards or ECP monthly in advance. We automatically charge the per minute fees not included in our monthly subscription fees to our customers’ credit cards, debit cards or ECP monthly in arrears unless they exceed a certain dollar threshold, in which case they are charged immediately.

By collecting monthly subscription fees in advance and certain other charges immediately after they are incurred, we are able to reduce the amount of accounts receivable that we have outstanding, thus allowing us to have lower working capital requirements. Collecting in this manner also helps us mitigate bad debt losses, which are recorded as a reduction to revenue. If a customer’s credit card, debit card or ECP is declined, we generally suspend international calling capabilities as well as the customer’s ability to incur domestic usage charges in excess of their plan minutes. Historically, in most cases, we are able to correct the problem with the customer within the current monthly billing cycle. Through March 31, 2007, if the customer’s credit card, debit card or ECP could not be successfully processed during two billing cycles (i.e., the current and subsequent month’s billing cycle), we terminated the account. Beginning on April 1, 2007, this period was extended to three billings cycles.

We also generate revenue by charging a fee for activating service. We charge an activation fee to our direct channel customers, or those customers who purchase equipment directly from us and to our retail channel customers, or customers who purchase equipment from retail stores. For our direct channel customers, activation fees, together with the related customer acquisition amounts for equipment, are deferred and amortized over the estimated average customer relationship period of 60 months. For our retail channel customers, rebates and retailer commissions up to but not exceeding the activation fee, are also deferred and amortized over the estimated average customer relationship period of 60 months. The amortization of deferred customer equipment expense is recorded to direct cost of goods sold. The amortization of deferred rebates is recorded as a reduction to telephony services revenue. The amortization of deferred retailer commissions is recorded as marketing expense.

In the United States, we charge regulatory recovery fees on a monthly basis to defray the costs associated with regulatory consulting and compliance as well as related litigation, E-911 compliance and to cover taxes that we are charged by the suppliers of telecommunications services. In addition, beginning in October 1, 2006 we began charging customers Federal USF. We record these fees as revenue.

We no longer accept returns of any customer equipment after 30 days, and for all subscribers who became our customers from July 1, 2005 to February 1, 2007, we charged a disconnect fee to customers who terminated their service within one year of activation. For subscribers who became customers after February 1, 2007, we charge a disconnect fee to those customers who terminate their service within two years of activation. Disconnect fees are recorded as revenue and are recognized at the time the customer terminates service.

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

Operating Expenses

Operating expenses consist of direct cost of telephony services, royalties, direct cost of goods sold, selling, general and administrative expense, marketing expense and depreciation and amortization.

Total direct cost of telephony services. Total direct cost of telephony services primarily consists of fees that we pay to third parties on an ongoing basis in order to provide our services. These fees include:

•

Access charges that we pay to other telephone companies to terminate domestic and international calls on the public switched telephone network. These costs represented approximately 41% and 58% of our direct cost of telephony services for the three months ended March 31, 2007 and 2006, respectively, with a portion of these payments ultimately being made to incumbent telephone companies. When a Vonage subscriber calls another Vonage subscriber, we do not pay an access charge.

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

•	Taxes that we pay on our purchase of telecommunications services from our suppliers or imposed by government agencies such as Federal USF.

•	Royalties for use of third-party intellectual property.

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

•	Compensation expense related to stock-based awards to employees and directors.

•	Outsourced labor related to customer care and retail in-store support activities.

•	Transaction fees paid to credit card, debit card or ECP companies, which include a per transaction charge in addition to a percent of billings charge.

•	Rent and related expenses.

•	Professional fees for legal, accounting, tax, public relations, lobbying and development activities.

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

Key Operating Data

The following table contains certain key operating data that our management uses to measure the growth of our business and our operating performance:

	Three Months Ended March 31,
	2007	2006
Gross subscriber line additions	332,493	421,890
Net subscriber line additions	165,646	328,279
Subscriber lines (at period end)	2,389,757	1,597,317
Average monthly customer churn	2.4%	2.1%
Average monthly revenue per line	$28.31	$27.85
Average monthly telephony services revenue per line	$27.36	$26.17
Average monthly total direct cost of telephony services per line	$9.53	$8.94
Marketing costs per gross subscriber line addition	$273.24	$209.27
Employees (excluding temporary help) (at period end)	1,729	1,416

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

Subscriber lines. Our subscriber lines include, as of a particular date, all subscriber lines from which a customer can make an outbound telephone call on that date. Our subscriber lines include fax lines and SoftPhones but do not include our virtual phone numbers or toll free numbers, which only allow inbound telephone calls to customers. We added approximately 800,000 subscribers from 1,597,317 subscriber lines as of March 31, 2006 to 2,389,757 as of March 31, 2007.

Average monthly customer churn. Average monthly customer churn for a particular period is calculated by dividing the number of customers that terminated during that period by the simple average number of customers during the period, and dividing the result by the number of months in the period. The simple average number of customers during the period is the number of customers on the first day of the period, plus the number of customers on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first 30 days after activation. Our average monthly customer churn was 2.4% for the three months ended March 31, 2007 compared to 2.1% for the three months ended March 31, 2006. As part of our effort to improve customer satisfaction and increase retention, in the second quarter of 2007 we further extended our customer grace period for non-payment in order to better resolve customer accounts that may be past due. We monitor churn on a daily basis and use it as an indicator of the level of customer satisfaction. Other companies may calculate churn differently, and their churn data may not be directly comparable to ours. Customers who have been with us for a year or more tend to have a significantly lower churn rate than customers who have not. Our churn will fluctuate over time and may increase due to competitive pressures, market place perception of our services and our ability to add innovative products and services.

Average monthly revenue per line. Average monthly revenue per line for a particular period is calculated by dividing our total revenue for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. The simple average number of subscriber lines for the period is the number of subscriber lines on the first day of the period, plus the number of subscriber lines on the last day of the period, divided by two. Our average monthly revenue per line was $28.31 for the three months ended March 31, 2007 compared to $27.85 for the three months ended March 31, 2006.

Average monthly telephony services revenue per line. Average monthly telephony services revenue per line for a particular period is calculated by dividing our total telephony services revenue for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. Our average monthly telephony services revenue per line was $27.36 for the three months ended March 31, 2007 compared with $26.17 for the three months ended March 31, 2006.

Average monthly total direct cost of telephony services per line. Average monthly total direct cost of telephony services per line for a particular period is calculated by dividing our direct cost of telephony services for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. We use the average monthly total direct cost of telephony services per line to evaluate how effective we are at managing our costs of providing service. Our average monthly total direct cost of telephony services per line increased from $8.94 for the three months ended March 31, 2006 to $9.53 for the three months ended March 31, 2007.

Marketing cost per gross subscriber line addition. Marketing cost per gross subscriber line addition is calculated by dividing our marketing expense for a particular period by the number of gross subscriber line additions during the period. Marketing expense does not include the cost of certain customer acquisition activities, such as rebates and promotions, which are accounted for as an offset to revenues, or customer equipment subsidies, which are accounted for as direct cost of goods sold. As a result, it does not represent the full cost to us of obtaining a new customer. Our marketing cost per gross subscriber line addition has fluctuated over time and may increase in 2007 for several reasons. Although we expect to spend less on marketing this year as compared to 2006, we still intend to continue to spend a substantial amount on advertising and expect to continue to advertise in more expensive media with a broader reach, such as television, to enhance our brand awareness. In addition, we believe it is generally more expensive to acquire mainstream consumers than early adopters of new technologies and we have increased our focus on more mainstream consumers.

Employees. Employees represent the number of personnel that are on our payroll and exclude temporary or outsourced labor. On April 11, 2007, we determined to reduce our total workforce by approximately 10% in the second quarter of 2007 to reduce costs and improve efficiency. We anticipate incurring a charge of approximately $5.0 million in the second quarter of 2007, all of which would be for one-time employee termination benefits.

Results of Operations

The following table sets forth, as a percentage of consolidated operating revenues, our consolidated statement of operations for the periods indicated:

	Three Months Ended March 31,
	2007	2006
Operating Revenues:
Telephony services	97%	94%
Customer equipment and shipping	3	6

	100	100

Operating Expenses:
Direct cost of telephony services (excluding depreciation and amortization)	29	32
Royalty	5	—

Total direct cost of telephony services	34	32
Direct cost of goods sold	7	15
Selling, general and administrative	46	44
Marketing	46	74
Depreciation and amortization	4	4

	137	169

Loss from operations	(37)	(69)

Other Income (Expense):
Interest income	3	2
Interest expense	(3)	(4)

	—	(2)
Loss before income tax benefit (expense)	(37)	(71)
Income tax benefit (expense)	—	—

Net loss	(37)%	(71)%

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

Telephony Services Revenue and Direct Cost of Telephony Services

	Three Months Ended March 31,		$ Change	% Change
	2007	2006
	(dollars in thousands)
Telephony services	$189,367	$112,498	$76,869	68%
Direct cost of telephony services (excluding depreciation and amortization of $4,113 and $2,552, respectively)	55,566	38,424	17,142	45%
Royalty	10,415	—	10,415	*

Telephony services revenue. The increase in telephony services revenue of $76.9 million, or 68%, was primarily due to an increase of $57.5 million in monthly subscription fees resulting from an increased number of subscriber lines, which grew from 1,597,317 at March 31, 2006 to 2,389,757 at March 31, 2007. Also, the growing number of subscriber lines generated additional revenue from activation fees of $1.7 million, increased revenue of $3.1 million from a higher volume of international calling, increased revenue of $1.3 million from customers exceeding their plan minutes and increased revenue of $15.4 million in regulatory fees we collected from customers including $9.3 million of Federal USF which we began collecting on October 1, 2006. Additionally, add-on features to our service plans generated an increase of $1.8 million. We also had a $2.4 million increase in the fees we charge for disconnecting our service offset by a $3.2 million increase in credits we issued and a $3.6 million increase in bad debt expense. We believe that telephony services revenue will continue to increase in 2007, as we expect an increase in the number of subscribers. However, we do not expect the same rapid growth as in prior years.

Direct cost of telephony services. The increase in direct cost of telephony services of $17.1 million, or 45%, was primarily due to the increase in the number of subscriber lines, which increased the costs that we pay other phone companies for terminating phone calls by $5.1 million. Our network costs, which includes costs for co-locating in other carriers’ facilities, for leasing phone numbers, routing calls on the Internet, and transferring calls to and from the Internet to the public switched telephone network, increased by $1.6 million. In addition, the taxes that we pay on our purchase of telecommunications services from our suppliers and imposed by government agencies increased our costs by $11.2 million, including $9.3 million of Federal USF which we began collecting on October 1, 2006. This was offset by the reduction in the cost of porting phone numbers for our customers by $1.0 million.

Royalty. The increase in royalty of $10.4 million was due to the judgment entered against us in our on-going patent litigation with Verizon. The royalty will fluctuate based on the amount of revenue we generate from infringing technology.

Customer Equipment and Shipping Revenue and Direct Cost of Goods Sold

	Three Months Ended March 31,		$ Change	% Change
	2007	2006
	(dollars in thousands)
Customer equipment and shipping	$6,573	$7,225	$(652)	(9)%
Direct cost of goods sold	13,333	17,580	(4,247)	(24)%

Customer equipment and shipping gross loss	$(6,760)	$(10,355)	$3,595	(35)%

Customer equipment and shipping revenue. Our customer equipment and shipping revenue decreased by $0.7 million, or 9%, due to the decrease in new subscriber line additions.

Direct cost of goods sold. The decrease in direct cost of goods sold of $4.2 million, or 24%, was due to the period-over-period decrease in new subscriber line additions which decreased the customer equipment cost by $3.8 million and costs for shipping customer equipment by $0.4 million.

Selling, General and Administrative

	Three Months Ended March 31,		$ Change	% Change
	2007	2006
	(dollars in thousands)
Selling, general and administrative	$90,992	$52,875	$38,117	72%

Selling, general and administrative. The increase in selling, general and administrative expenses of $38.1 million, or 72%, was primarily due to an increase in the number of our employees, which grew to 1,729 full time employees at March 31, 2007 from 1,416 at March 31, 2006, and an increase in outsourced labor. This increase resulted in higher wages, employee-related benefits, fees for recruitment of new employees and outsourced labor costs of $20.9 million. As we continued to add customers, our credit card, debit card or ECP fees have increased as well by $2.2 million. We also experienced an increase in professional fees of $10.2 million primarily related to legal fees for our on-going patent infringement litigation with Verizon offset by a reduction of $1.9 million in tax expense for what we potentially might owe for sales tax. Also, compensation expense for stock-based awards increased by $2.5 million and our facility maintenance and other administrative expenses increased by $4.2 million as well. Due to the increase in legal expense, the percentage of selling, general and administrative cost to revenue has increased from 44% for the three months ended March 31, 2006 to 46% for the three months ended March 31, 2007.

Marketing

	Three Months Ended March 31,		$ Change	% Change
	2007	2006
	(dollars in thousands)
Marketing	$90,850	$88,288	$2,562	3%

Marketing. The increase in marketing expense of $2.6 million, or 3%, was primarily due to the increase in advertisements through alternative media and in telemarketing, which was offset by the decrease in direct mail and in online advertisements.

Depreciation and Amortization

	Three Months Ended March 31,		$ Change	% Change
	2007	2006
	(dollars in thousands)
Depreciation and amortization	$7,859	$4,959	$2,900	58%

Depreciation and amortization. The increase in depreciation and amortization of $2.9 million, or 58%, was primarily due to an increase in capital expenditures for the continued expansion and upgrade of our network.

Other Income (Expense)

	Three Months Ended March 31,		$ Change	% Change
	2007	2006
	(dollars in thousands)
Interest income	$6,067	$2,741	$3,326	121%
Interest expense	(5,149)	(5,494)	345	(6)%
Other, net	17	(4)	21	(525)%

	$935	$(2,757)	$3,692

Interest income. The increase in interest income of $3.3 million was due to an increase in cash, cash equivalents and marketable securities primarily from our initial public offering in May 2006.

Interest expense. Interest expense was primarily related to interest on our convertible notes that were issued in December 2005 and January 2006. For the three months ended March 31, 2007, interest expense on our convertible notes was accrued at 5% which is the cash rate of interest compared to 7% for the three months ended March 31, 2006 which is the in kind interest rate. This decrease was partially offset by interest expense of $0.7 million on the Verizon judgment and royalty required to be deposit into escrow for so long as we are using the infringing technology.

Provision for Income Taxes

We have net losses for financial reporting purposes. Recognition of deferred tax assets will require generation of future taxable income. There can be no assurance that we will generate sufficient taxable income in future years. Therefore, we established a valuation allowance on net deferred tax assets of $306.6 million as of March 31, 2007.

As of March 31, 2007, we had net operating loss carryforwards for U.S. federal and state tax purposes of $593.2 million and $572.5 million, respectively, expiring at various times from years ending 2020 through 2027. In addition, we had net operating loss carryforwards for Canadian tax purposes of $49.5 million expiring through 2014. We also had net operating loss carryforwards for United Kingdom tax purposes of $17.5 million with no expiration date.

Net Loss

	Three Months Ended March 31,		$ Change	% Change
	2007	2006
	(dollars in thousands)
Net loss	$(72,334)	$(85,160)	$12,826	(15)%

Net Loss. Based on the explanations described above, our net loss of $72.3 million for the three months ended March 31, 2007 decreased by $12.8 million, or 15%, from $85.2 million for the three months ended March 31, 2006.

Liquidity and Capital Resources

Overview

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2007	2006
	(dollars in thousands)
Net cash used in operating activities	$(58,719)	$(74,559)
Net cash provided by investing activities	3,877	21,770
Net cash provided by financing activities	227	1,851

We have incurred significant operating losses since our inception. As a result, we have generated negative cash flows from operations, and have an accumulated deficit of $793.2 million at March, 31, 2007. Our primary sources of funds have been proceeds from private placements of our preferred stock, a private placement of our convertible notes, an initial public offering of our common stock, operating revenues and borrowings under notes payable from our principal stockholder and Chairman, which were subsequently converted into shares of our preferred stock. In 2006, we raised $491.1 million in net proceeds from an initial public offering, or IPO, of our common stock which includes costs of $1.9 million incurred in 2005. We have used the proceeds from the IPO for working capital and other general corporate purposes, including funding operating losses.

Historically, our principal uses of cash have been to fund operating losses, which were initially driven by start-up costs and the costs of developing our technology, and, more recently, have been driven by marketing expense. We anticipate incurring net losses in the future as we seek to grow our customer base, which will require significant marketing expense. Because our marketing commitments generally are six weeks or less in duration, we are able to adjust marketing expense relatively quickly if desirable. Therefore, we do not believe our significant marketing expense will impair our liquidity. We believe that revenue and cash on hand will fund our expected marketing expense for at least the next twelve months.

Similarly, we may make expenditures to expand into foreign markets. The associated costs include legal, regulatory and administrative start-up costs, capital expenditures and marketing expense, which result in operating losses. However, the capital expenditures are relatively modest, because our technology platform does not require a significant amount of purchased equipment or software. Legal, regulatory and administrative start-up costs for new markets in Canada and the United Kingdom have not been material to our overall business, and we do not expect them to be in the future as we enter other new markets. We intend to expand into new markets only when we believe that doing so will not impair our liquidity.

We will have to continue paying quarterly interest on our convertible notes. We may pay this interest in cash or in kind, the latter of which would have the effect of increasing the principal amount outstanding under the convertible notes. In March 2007, we paid interest in cash of $3.2 million and intend to pay interest in cash on these convertible notes in the future unless we do not have adequate cash available.

We also have contingent liabilities for state and local sales taxes. As of March, 31, 2007, we had a reserve of $7.8 million. If our ultimate liability exceeds this amount, it could have a material adverse effect on us. However, we do not believe it would significantly impair our liquidity.

In March 2007, a judgment was entered against us in the amount of $58.0 million in our Verizon patent litigation. In April 2007, this amount plus pre- and post-judgment interest and costs of $8.0 million was posted as a bond to stay execution of the judgment pending appeal. We must also deposit into escrow a 5.5% royalty on a quarterly basis for as long as we are using the infringing technology. This amount will fluctuate based on the amount of revenue we generate from infringing technology. As a result of the uncertainty with respect to this litigation, certain vendors have and may require prepayments or letters of credit which could have a material adverse effect on us. However, we currently do not believe it would significantly impair our liquidity. If the courts in the Verizon litigation hold against us, our business, financial condition and results of operations could be materially and adversely affected.

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

Capital expenditures

Capital expenditures are mainly for the purchase of network equipment and computer hardware as we continue to expand and upgrade our network. We continue to invest in networking equipment, technology and information technology infrastructure. Our capital expenditures for the three months ended March 31, 2007 were $12.3 million.

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

Cash used in operating activities for the three months ended March 31, 2007 was $58.7 million and consisted of a net loss of $72.3 million, offset by adjustments for non-cash items of $16.2 million and $2.6 million used in working capital and other activities. Adjustments for non-cash items consisted primarily of depreciation and amortization of $7.9 million and $6.9 million for stock option compensation. Working capital activities primarily consisted of a net increase in cash of $5.3 million for accounts payable and accrued expenses primarily related to marketing and the Verizon patent litigation judgment entered against us and $4.8 million for deferred revenue net of deferred product costs offset by a decrease in cash of $8.7 million for prepaid expenses and $4.9 million for inventory.

Cash used in operating activities for the three months ended March 31, 2006 was $74.6 million and consisted of a net loss of $85.2 million, offset by adjustments for non-cash items of $13.9 million and $3.3 million used in working capital and other activities. Adjustments for non-cash items consisted primarily of depreciation and amortization of $5.0 million, $4.5 million for stock option compensation and $3.9 million for accrued interest primarily for our convertible notes. Working capital activities primarily consisted of a net use of cash of $9.4 million for accounts payable and accrued expenses primarily related to marketing and accounts receivable of $0.4 million offset by an increase in cash of $8.3 million for inventory.

Cash provided by investing activities for the three months ended March 31, 2007 of $3.9 million was attributable to net purchases and sales of marketable securities of $34.9 million offset by capital expenditures of $12.3 million and $16.9 million for the increase in restricted cash. Cash from our initial public offering in May 2006 and debt offering in December 2005 and January 2006 was invested in marketable securities, pending use to fund our loss from operations.

Cash provided by investing activities for the three months ended March 31, 2006 of $21.8 million was attributable to net maturities and sales of marketable securities of $40.0 million and capital expenditures of $17.7 million. Cash from our equity and debt offerings in 2005 was invested in marketable securities, pending use to fund our loss from operations.

Cash provided by financing activities for the three months ended March 31, 2007 of $0.2 million was attributable to net proceeds received from the exercise of stock options and monies received from customers that owed money through our Directed Share Program related to our initial public offering in May 2006 which was offset for capital lease payments.

Cash provided by financing activities for the three months ended March 31, 2006 of $1.9 million was primarily attributable to net proceeds from the issuance of our convertible notes in January 2006, net of issuance costs.

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

We also generate revenue by charging a fee for activating service. Through June 2005, we charged an activation fee to customers in the direct channel. Beginning in July 2005, we also began charging an activation fee in the retail channel. Customer activation fees, along with the related customer acquisition amounts for customer equipment in the direct channel and for rebates and retailer commissions in the retail channel up to but not exceeding the activation fee, are deferred and amortized over the estimated average customer relationship period. The amortization of deferred customer equipment is recorded to direct cost of goods sold. The amortization of deferred rebates is recorded as a reduction to telephony services revenue. The amortization of deferred retailer commissions is recorded as marketing expense. For 2006 and 2007, the estimated customer relationship period has been determined to be 60 months.

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

Net Operating Loss Carryforwards

As of March 31, 2007, we have net operating loss carryforwards for U.S. federal and state tax purposes of $593.2 million and $572.5 million, respectively, expiring at various times from years ending 2020 through 2027. In addition, we have net operating loss carryforwards for Canadian tax purposes of $49.5 million expiring periodically through 2014. We also have net operating loss carryforwards for United Kingdom tax purposes of $17.5 million with no expiration date.

Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change of control net operating loss carry forward and other pre-change tax attributes against its post-change income may be limited. The Section 382 limitation is applied annually so as to limit the use of our pre-change net operating loss carryforwards to an amount that generally equals the value of our stock immediately before the ownership change multiplied by a designated federal long-term tax-exempt rate. In addition, we may be able to increase the base Section 382 limitation amount during the first five years following the ownership change to the extent it realizes built-in gains during that time period. A built-in gain generally is gain or income attributable to an asset that was held at the date of the ownership change and that had a fair market value in excess of the tax basis at the date of the ownership change. Section 382 provides that any unused Section 382 limitation amount can be carried forward and aggregated with the following year’s available net operating losses. Due to the cumulative impact of our equity issuances over the past three years, a change of ownership occurred upon the issuance of our previously outstanding Series E Preferred Stock at the end of April 2005. As a result, $171.1 million of the total U.S. net operating losses will be subject to an annual base limitation of $39.4 million. As noted above, we believe we may be able to increase the base Section 382 limitation for built-in gains during the first five years following the ownership change.

We evaluated the potential for additional Section 382 limitations in light of our initial public offering in May 2006. The results of our analysis confirms that no additional limitation in the utilization of the $422.0 million in domestic net operating losses accumulated since our Series E preferred stock issuance in April 2005 is necessary.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standard Board (“FASB”) issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments at fair value that are not currently required to be measured at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 (our 2008 fiscal year). We are currently evaluating the potential impact of the adoption of this pronouncement on our 2008 consolidated financial statements.

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

On January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain income tax positions that the Company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The adoption of FIN No. 48 on January 1, 2007 did not result in a cumulative-effect adjustment or have an effect on our consolidated financial statements.

        In June 2006, the FASB ratified the consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF No. 06-3”). The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, Universal Service Fund (“USF”) contributions and excise taxes. The Task Force concluded that entities should present these taxes in the income statement on either a gross or net basis, based on their accounting policy, which should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies.” If such taxes are significant and are presented on a gross basis, the amount of those taxes should be disclosed. The consensus on EITF No. 06-3 will be effective for interim and annual reporting periods beginning after December 15, 2006. We currently record sales, use and excise taxes on a net basis in our consolidated financial statements whereas USF contributions are recorded on a gross basis in our consolidated financial statements. The adoption of EITF No. 06-3 did not have a material effect on our consolidated results of operations or financial condition.

In February 2006, FASB issued Statement of Financial Accounting Standard No. 155, Accounting for Certain Hybrid Instruments (“SFAS 155”). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 did not have a material effect on our consolidated financial statements.

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

Our management, with the participation of our interim chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2007, our interim chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Except as described above, during the quarter ended March 31, 2007, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1.	Legal Proceedings

We are subject to a number of lawsuits, government investigations and claims arising out of the conduct of our business. See a discussion of our litigation matters in Note 2 of Notes to our Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A.	Risk Factors

Except for the addition of the risk factor set forth below, there have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. This information should be read in conjunction with the risk factors in such Annual Report.

Demand for information technology and engineering personnel is high, and the media impact from our ongoing patent infringement litigation with Verizon combined with our recently announced reduction in force have negatively affected our ability to attract and retain such personnel. If we fail to hire and train these additional information technology and engineering personnel, our business, operating results and financial position could be materially adversely affected.

The media impact from our patent infringement litigation with Verizon and our recently announced reductions in force have negatively affected our ability to attract and retain personnel in our information technology and engineering departments. As a result, there is significant strain being placed on our employees and, consequently, our operations. If we are not able to hire, train and retain necessary personnel, specifically employees with expertise in information technology and engineering, we may have to make increasing demands on our already stressed resources. The quality of our services could suffer, which could negatively affect our brand, operating results and financial position.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Initial Public Offering

On May 23, 2006, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File No. 333-131659) relating to our IPO. After deducting underwriting discounts and commissions and other offering expenses, our net proceeds from the offering equaled approximately $491.1 million which includes $1.9 million of costs incurred in 2005. We have invested the net proceeds of the offering in short-term, interest bearing securities pending their use to fund our expansion, including funding marketing expenses and operating losses. There has been no material change in our planned use of proceeds from our IPO as described in our final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b). As of March 31, 2007, we had used $58.7 million of the net proceeds from the IPO to fund operating activities and $14.1 million of such net proceeds for capital expenditures and software development.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description of Exhibit
10.1†	Statement of Services to the OSS Master Services Agreement, dated March 26, 2007, between Vonage Holdings Corp. and NeuStar, Inc.(1)

10.2†	Amendment #4 to the Agreement for Services, dated March 23, 2007 between Intrado Inc. and Vonage Network Inc.(1)

31.1	Certification of the Company’s Interim Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of the Company’s Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

†

Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.

(1)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vonage Holdings Corp.

Dated: May 15, 2007	By:	/s/ JOHN S. REGO
John S. Rego
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1†	Statement of Services to the OSS Master Services Agreement, dated March 26, 2007, between Vonage Holdings Corp. and NeuStar, Inc.(1)

10.2†	Amendment #4 to the Agreement for Services, dated March 23, 2007 between Intrado Inc. and Vonage Network Inc.(1)

31.1	Certification of the Company’s Interim Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of the Company’s Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

†

Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.

(1)	Filed herewith.