Form 10-Q
period 2007-06-30
VONAGE HOLDINGS CORP
filed 2007-08-13
CIK 1272830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2007
Common Stock, par value $0.001	155,649,747 shares

VONAGE HOLDINGS CORP.

Part I – Financial Information

Item 1. Financial Statements

VONAGE HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	June 30, 2007	December 31, 2006
Assets
Assets
Current assets:
Cash and cash equivalents	$144,756	$210,253
Marketable securities	132,021	289,483
Accounts receivable, net of allowance of $1,116 and $476, respectively	18,885	16,544
Inventory, net of allowance of $1,946 and $1,270, respectively	29,211	24,390
Deferred customer acquisition costs, current	16,437	13,022
Prepaid expenses and other current assets	29,010	16,080
Restricted cash	66,760	—

Total current assets	437,080	569,772

Property and equipment, net of accumulated depreciation	134,626	131,842
Deferred customer acquisition costs, non-current	37,501	34,067
Deferred financing costs, net	6,868	7,861
Restricted cash	31,062	8,042
Due from related parties	64	60
Intangible assets, net	3,331	4,300
Other assets	6,042	1,580

Total assets	$656,574	$757,524

Liabilities and Stockholders’ Equity
Liabilities
Current liabilities:
Accounts payable	$46,306	$58,899
Accrued expenses	150,865	161,505
Deferred revenue, current portion	48,293	38,504
Current maturities of capital lease obligations	1,018	1,020

Total current liabilities	246,482	259,928

Convertible notes, net	253,299	253,430
Deferred revenue, net of current portion	41,784	37,730
Capital lease obligations, net of current maturities	22,746	23,235

Total liabilities	564,311	574,323

Commitments and Contingencies
Stockholders’ Equity
Common stock, par value $0.001 per share; authorized 596,950 shares at June 30, 2007 and December 31, 2006; 156,947 and 156,353 shares issued at June 30, 2007 and December 31, 2006, respectively; 155,645 and 155,059 shares outstanding at June 30, 2007 and December 31, 2006, respectively	157	156
Additional paid-in capital	936,708	922,097
Stock subscription receivable	(5,542)	(5,721)
Accumulated deficit	(826,817)	(720,857)
Treasury stock, at cost, 1,302 shares at June 30, 2007 and 1,294 shares at December 31, 2006	(12,342)	(12,342)
Accumulated other comprehensive income (loss)	99	(132)

Total stockholders’ equity	92,263	183,201

Total liabilities and stockholders’ equity	$656,574	$757,524

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Operating Revenues:
Telephony services	$200,470	$137,623	$389,837	$250,121
Customer equipment and shipping	5,432	6,742	12,005	13,967

	205,902	144,365	401,842	264,088

Operating Expenses:
Direct cost of telephony services (excluding depreciation and amortization of $4,191, $3,133, $8,304 and $5,685, respectively)	52,335	39,933	107,901	78,357
Royalty	11,052	—	21,467	—

Total direct cost of telephony services	63,387	39,933	129,368	78,357
Direct cost of goods sold	11,243	16,047	24,576	33,627
Selling, general and administrative	88,202	66,109	179,194	118,984
Marketing	67,906	90,164	158,756	178,452
Depreciation and amortization	8,191	5,740	16,050	10,699

	238,929	217,993	507,944	420,119

Loss from operations	(33,027)	(73,628)	(106,102)	(156,031)

Other Income (Expense):
Interest income	4,761	3,980	10,828	6,721
Interest expense	(5,127)	(4,484)	(10,276)	(9,978)
Other, net	(50)	(4)	(33)	(8)

	(416)	(508)	519	(3,265)

Loss before income tax benefit (expense)	(33,443)	(74,136)	(105,583)	(159,296)
Income tax benefit (expense)	(183)	—	(377)	—

Net loss	$(33,626)	$(74,136)	$(105,960)	$(159,296)

Net loss per common share:
Basic and diluted	$(0.22)	$(1.16)	$(0.68)	$(4.85)

Weighted-average common shares outstanding:
Basic and diluted	155,506	63,995	155,329	32,875

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(105,960)	$(159,296)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,081	10,699
Amortization of intangibles	969	—
Beneficial conversion on interest in kind on convertible notes	21	9
Accrued interest	708	4,226
Allowance for doubtful accounts	783	214
Allowance for obsolete inventory	839	177
Amortization of deferred financing costs	993	1,001
Loss on disposal of fixed assets	47	9
Share-based compensation	13,851	12,642
Changes in operating assets and liabilities:
Accounts receivable	(3,050)	(2,556)
Inventory	(5,426)	4,212
Prepaid expenses and other current assets	(13,594)	(11,661)
Deferred customer acquisition costs	(6,670)	(12,753)
Due from related parties	2	11
Other assets	113	(307)
Accounts payable	(12,785)	27,947
Accrued expenses	(10,893)	(13,240)
Deferred revenue	13,521	20,334

Net cash used in operating activities	(111,450)	(118,332)

Cash flows from investing activities:
Capital expenditures	(17,506)	(29,076)
Purchase of intangible assets	—	(5,241)
Purchase of marketable securities	(122,300)	(325,855)
Maturities and sales of marketable securities	279,750	174,141
Acquisition and development of software assets	(4,774)	—
Increase in restricted cash	(89,736)	(1,447)

Net cash provided by (used in) investing activities	45,434	(187,478)

Cash flows from financing activities:
Principal payments on capital lease obligations	(491)	(367)
Proceeds from notes issuance	—	2,047
Debt issuance costs	—	(278)
Proceeds from subscription receivable, net	12	53
Proceeds from common stock issuance, net	—	495,636
Purchase of treasury stock	—	(11,712)
Payments for directed share program, net	167	—
Proceeds from exercise of stock options	609	53

Net cash provided by financing activities	297	485,432

Effect of exchange rate changes on cash	222	64

Net change in cash and cash equivalents	(65,497)	179,686
Cash and cash equivalents, beginning of period	210,253	132,549

Cash and cash equivalents, end of period	$144,756	$312,235

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$10,386	$4,609

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Stock Subscription Receivable	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2006	$156	$922,097	$(5,721)	$(720,857)	$(12,342)	$(132)	$183,201
Stock option exercises	1	608					609
Share-based compensation		13,851					13,851
Convertible notes converted into common stock		152					152
Directed share program transactions, net			167				167
Stock subscription receivable payments			12				12
Comprehensive loss:
Change in unrealized gain (loss) on available-for-sale investments						(12)	(12)
Foreign currency translation adjustment						243	243
Net loss				(105,960)			(105,960)

Total comprehensive loss	—	—	—	(105,960)	—	231	(105,729)

Balance at June 30, 2007	$157	$936,708	$(5,542)	$(826,817)	$(12,342)	$99	$92,263

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 1. Basis of Presentation and Significant Accounting Policies

Nature of Operations

Vonage Holdings Corp. (“Vonage”, “Company”, “we, “our”, “us”) is incorporated as a Delaware corporation. The original Certificate of Incorporation was filed in May 2000 as MIN-X.COM, INC., our original name, which was changed in February 2001 to Vonage Holdings Corp. We are a provider of broadband Voice over Internet Protocol (“VoIP”) services to residential and small office and home office customers. We launched service in the United States in October 2002, in Canada in November 2004 and in the United Kingdom in May 2005.

We have incurred significant operating losses since inception. As a result, we have generated negative cash flows from operations, and have an accumulated deficit at June 30, 2007. Our primary source of funds to date has been through the issuance of equity and debt securities, including net proceeds from our initial public offering (“IPO”) of $491,144 in May 2006, which includes costs of $1,896 incurred in 2005.

Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations, cash flows and statement of stockholders’ equity for the periods presented. The results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our 2006 Annual Report on Form 10-K filed on April 17, 2007.

Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of Vonage and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Restricted Cash and Letters of Credit

In March 2007, a judgment was entered against us in the amount of $58,000 in our Verizon patent litigation. In April 2007, we posted a cash-collateralized $66,000 bond, which reflected the $58,000 jury award plus pre and post judgment interest and costs of $8,000, to stay execution of the monetary judgment pending appeal. This bond and the interest earned on the bond were reflected as restricted cash, which balance was $66,760 at June 30, 2007. In March 2007, our credit card processor requested that reserves be established to cover any exposure that they may have as we collect revenue in advance of providing services to our customers. We were

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

informed by our credit card processor that this is a customary practice for companies that bill their customers in advance of providing services. As such, we have provided this credit card processor with a cash collateralized letter of credit for $10,000. This credit card processor has also withheld a total of $12,580 as of June 30, 2007, which is reflected as restricted cash. In addition, we have a cash collateralized letter of credit for $7,000 as of June 30, 2007 and December 31, 2006 related to lease deposits for our offices. In the aggregate, the amount of collateralized letters of credit were $17,723 and $7,549 at June 30, 2007 and December 31, 2006, respectively, with corresponding restricted cash of $97,822 and $8,042 at June 30, 2007 and December 31, 2006, respectively.

Capitalized Software Costs

We capitalize certain costs, such as purchased software and internally developed software that we use for customer acquisition and customer care automation tools, in accordance with Statement of Position 98-1, Accounting for Costs of Computer Software Development or Obtained for Internal Use. These costs are classified as “Other Assets” in the consolidated balance sheet. Capitalized software is stated at cost less accumulated amortization and the estimated useful life is three years. Total capitalized software was $5,569 at June 30, 2007 and $795 at December 31, 2006, respectively, the majority of which were external costs. There was no amortization expense recorded in 2006 and $199 recorded for the six months ended June 30, 2007.

Patents

The three patents we acquired on June 27, 2006 are directed to the compression of packetized digital signals commonly used in VoIP technology. In July 2006, we began amortizing the cost of these patents over their estimated useful lives of 2.7 years. Amortization for the six months ended June 30, 2007 was $969. Annual amortization will be approximately $1,940.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, marketable securities, accounts receivable and accounts payable, approximate fair value because of their short maturities. The carrying amounts of our capital leases approximate fair value of these obligations based upon management’s best estimates of interest rates that would be available for similar debt obligations at June 30, 2007 and December 31, 2006. As of June 30, 2007, the estimated fair value of our convertible notes was approximately $221,778 based on the average price from private transactions as there is no public market for the convertible notes.

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

The following were excluded from the calculation of diluted earnings per common share because of their anti-dilutive effects:

	Three and Six Months Ended June 30,
	2007	2006
Common stock warrants	3,085	3,085
Convertible notes	17,824	17,826
Restricted stock units	1,740	—
Employee stock options	18,051	16,599

	40,700	37,510

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments at fair value that are not currently required to be measured at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 (our 2008 fiscal year). We are currently evaluating the potential impact of the adoption of this pronouncement on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the impact of adopting SFAS 157 on our consolidated financial statements.

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

Note 2. Commitments and Contingencies

Litigation

Joshua B. Tanzer. On October 18, 2005, Joshua B. Tanzer commenced a suit against Vonage in the United States District Court for the Southern District of New York seeking damages of approximately $14,240 and has subsequently sent us a letter increasing his claim to $26,750. Mr. Tanzer claims that damages are due with respect to our sale of Series D Convertible Preferred Stock and Series E Convertible Preferred Stock and convertible notes pursuant to the terms of an engagement letter governing services performed by Nanes Delorme Capital Management for Vonage. We believe that our obligations with respect to Mr. Tanzer and Nanes Delorme were completely performed at the conclusion of the Series C Convertible Preferred Stock offering. On December 8, 2006, Vonage and Nanes entered into a settlement agreement pursuant to which Vonage agreed to pay Nanes $25 in return for a full release of all claims by Nanes. On March 2, 2007, the judge granted the parties permission to file their motions for summary judgment. While the parties cross-motions for summary judgment were pending, the parties reached a settlement on July 26, 2007, in which we agreed to pay Tanzer a certain sum of money in exchange for a dismissal of the lawsuit with prejudice and an exchange of mutual releases. The settlement was in line with the reserve that we had previously recorded with respect to this matter.

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

Patent Litigation.

•

Sprint. On October 4, 2005, a lawsuit was filed against us by Sprint Communications Company L.P. in the United States District Court for the District of Kansas. Sprint alleges that we have infringed seven patents in connection with providing VoIP services. Sprint seeks injunctive relief, compensatory and treble damages and attorney’s fees in unspecified amounts. In our answer filed on November 3, 2005, we have denied Sprint’s allegations and have counterclaimed for a declaration of non-infringement, invalidity and unenforceability of the patents. The Court issued an order holding that Vonage’s VoIP architecture does not literally infringe three of the asserted patents. As to the other asserted patents, the Court found that Vonage’s VoIP architecture does not infringe most of the asserted claims for inbound calls to Vonage subscribers. We believe that we have meritorious defenses against the claims asserted by Sprint and intend to vigorously defend the lawsuit. This matter is currently set for trial in September 2007.

•

Verizon. On June 12, 2006, a lawsuit was filed against us and our subsidiary Vonage America Inc., by Verizon Services Corp., Verizon Laboratories Inc., and Verizon Communications, Inc. in the United States District Court for the Eastern District of Virginia. Verizon alleged that we infringed seven patents in connection with providing VoIP services and sought injunctive relief, compensatory and treble damages and attorney’s fees. Verizon dismissed its claims with respect to two of the patents prior to trial, which commenced on February 21, 2007. After trial on the merits, a jury returned a verdict finding that Vonage infringed three of the patents-in-suit. The jury rejected Verizon’s claim for willful infringement, treble damages, and attorney’s fees, and awarded compensatory damages in the amount of $58,000 through February 2007. The trial court subsequently indicated that it would award Verizon $1,578 in prejudgment interest on the $58,000 jury award. Vonage filed post-trial motions challenging the jury’s verdict and related rulings, which were denied by the trial court. The trial court issued a permanent injunction with respect to the three patents the jury found to be infringed effective April 12, 2007. The trial court further granted a partial stay which permits Vonage to continue to service existing customers pending appeal, subject to deposit into escrow of a 5.5% royalty on a quarterly basis. In addition, in April 2007, we posted a cash-collateralized $66,000 bond, which reflected the $58,000 jury award plus pre and post judgment interest and costs of $8,000, to stay execution of the monetary judgment pending appeal. This bond is reflected as restricted cash on the consolidated balance sheet at June 30, 2007.

On April 6, 2007, Vonage filed an amended notice of appeal as well as a motion for a full stay pending its appeal with the United States Court of Appeals for the Federal Circuit (“CAFC”). The CAFC issued an order granting our request for a stay permitting us to continue to sign up new customers through the appeals process. The CAFC also set an expedited briefing and oral argument schedule for our appeal. Briefing was completed on May 30, 2007, and oral argument was conducted on June 25, 2007. The CAFC took the matter under submission. We will continue to vigorously defend against Verizon’s claims, which we believe are without merit.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

We have recorded $51,345 as cost of telephony services and $1,170 as interest expense in our consolidated financial statements for the year ended December 31, 2006. We recorded $11,052 and $21,467 for royalty expense and $707 and $1,428 of interest expense for the three and six months ended June 30, 2007, respectively.

•

Klausner Technologies. On July 10, 2006, a lawsuit was filed against us and Vonage America by Klausner Technologies, Inc., or Klausner, in the United States District Court for the Eastern District of Texas. Klausner alleges that we have infringed one of its patents with voice mail technology. Klausner seeks injunctive relief, compensatory and treble damages and attorney’s fees. In our answer filed on September 14, 2006, we denied Klausner’s allegations and have counterclaimed for a declaration of non-infringement, invalidity and unenforceability of the patent. The matter is currently in the discovery stage. The Court recently issued an order including a construction of the claims of the asserted patent. We believe that we have meritorious defenses against the claims asserted by Klausner, and intend to vigorously defend the lawsuit. The trial in this matter is scheduled to begin during the first quarter of 2008.

•

Web Telephony, LLC. On March 14, 2007, Web Telephony, LLC filed suit in the United States District Court for the Eastern District of Texas against us and several other defendants. Web Telephony alleges that we are infringing two telecommunications patents held by Web Telephony and seeks injunction relief, compensatory and treble damages and attorneys’ fees. On June 1, 2007, Web Telephony filed an amended complaint, which dropped claims against AT&T, Inc., but retained claims against another AT&T entity (AT&T Corporation). Vonage filed its answer to the amended complaint and counterclaims on June 18, 2007. We intend to contest Web Telephony’s infringement allegations vigorously. The Court has not set a discovery or trial schedule in this matter. We presently are unable to access the likelihood of a favorable or unfavorable outcome in this matter or to estimate the amount of liability in the event of an unfavorable outcome.

With respect to the patent litigation identified above, we believe that we have meritorious defenses against the claims. However, we might not ultimately prevail in these actions. Whether or not we ultimately prevail, litigation could be time-consuming and costly and injure our reputation. If any of the plaintiffs ultimately prevail in their respective actions, or we decide to settle prior to final adjudication, we may be required to negotiate royalty or license agreements with respect to the patents at issue. In addition, we may not be able to enter into such agreements on acceptable terms, if at all. Any limitation on our ability to provide a service or product could cause us to lose revenue-generating opportunities and require us to incur additional expenses. These potential costs and expenses, as well as the need to pay additional damages awarded in the favor of the plaintiffs could have a material adverse effect on our business.

IPO Litigation. During June and July 2006, Vonage, several of our officers and directors, and the firms who served as the underwriters in our initial public offering, or IPO, were named as defendants in several purported class action lawsuits arising out of our IPO. The cases were filed in the United States District Court for the District of New Jersey, the United States District Court for the Southern District of New York, the Supreme Court of the State of New York, which was subsequently removed to the United States District Court for the Eastern District of New York, and the Superior Court of New Jersey, which was subsequently removed to the United States District Court for the District of New Jersey.

The complaints assert claims under the federal securities laws on behalf of a professed class consisting of all those who were allegedly damaged as a result of acquiring our common stock in connection with our IPO. The complaints allege, among other things, that we omitted and/or misstated certain facts concerning the IPO’s Customer Directed Share Program. Some complaints also allege the IPO prospectus contained misrepresentations or omissions concerning certain of our products and/or the prior experience of some of our management. One complaint which was voluntarily dismissed included an allegation of open market securities fraud during a purported class period of May 24, 2006 to June 19, 2006 in addition to claims arising out of the IPO. On January 9, 2007, the Judicial Panel on Multidistrict Litigation transferred all remaining complaints to the District of New Jersey. Following briefing by the various plaintiffs in order to appoint lead plaintiff, the Court held a hearing on July 25, 2007 to select the lead plaintiff. The Court has not yet rendered a decision.

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

Consumer Class Action Litigations. We have been named in several purported class actions venued in California, New Jersey, and Washington alleging a wide variety of deficiencies with respect to our business practices, marketing disclosures, email marketing and quality issues for both phone and fax service.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

For example, there are various class actions, on behalf of both nationwide and state classes, pending in New Jersey, Washington and California generally alleging that we delayed and/or refused to allow consumers to cancel their Company service; failed to disclose procedural impediments to cancellation; failed to adequately disclose that their 30-day money back guarantee does not give consumers 30 days to try out our services; suppressed and concealed the true nature of our services and disseminated false advertising about the quality, nature and terms of our services; impose an unlawful early termination fee; and invokes unconscionable provisions of our Terms of Service to the detriment of customers. On May 11, 2007, plaintiffs in one action petitioned the Judicial Panel on Multidistrict Litigation (the “Panel”), seeking transfer and consolidation of the pending actions to a single court for coordinated pretrial proceedings pursuant to 28 U.S.C. § 1407. All papers related to the motion for transfer and consolidation, including Vonage’s response, have been filed with the Panel. The motion was heard on July 26, 2007 in Minneapolis, Minnesota and the Panel has not yet rendered a decision.

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

Regulation

Telephony services are subject to a broad spectrum of state and federal regulations. Because of the uncertainty over whether VoIP should be treated as a telecommunications or information service, we have been involved in a substantial amount of state and federal regulatory activity. Implementation and interpretation of the existing laws and regulations is ongoing and is subject to litigation by various federal and state agencies and courts. Due to the nature of the technology in use, there is no guarantee that we will not be subject to new regulations or existing regulations under new interpretations.

On June 1, 2007, the District of Columbia Court of Appeals vacated the portion of the Federal Communications Commission’s (“FCC”) USF Order which required interconnected VoIP providers to make double USF payments in violation of the carrier’s carrier rule. However, the Court failed to decide how interconnected VoIP providers would recover the USF payments made to underlying carriers. Vonage is pursuing actions to receive the appropriate method of recovery from the FCC’s violation of double payments and the carrier’s carrier rule.

On June 15, 2007, the FCC released its Order extending the disability access requirements of Section 255 and 225 to interconnected VoIP services and to manufacturers of specially designed equipment used to provide VoIP services. The Order also required interconnected VoIP providers to contribute to the TRS Fund and offer 711 dialing for access to relay services. The Commission’s new disability access rules were published with an effective date of Oct. 5, 2007. Vonage is preparing to comply. In the event Vonage finds that it is technically unfeasible to comply we will join others that seek a stay of the Order.

E-911

On June 3, 2005, the FCC released its VoIP E-911 order (the “Order”). Pursuant to the Order, we were required (i) to notify our customers of the differences between the emergency services available through us and those available through traditional telephony providers and to receive affirmative acknowledgment from all of our customers that they understand the nature of the emergency services available through our service and (ii) to provide E-911 services to 100% of our subscribers by November 28, 2005. We have received affirmative acknowledgment from substantially all of our customers that they understand our emergency services and therefore we are substantially in compliance with the first aspect of the Order. We have also taken steps to comply with the enhanced emergency services rules, but were unable to comply with all of the requirements of the Order by the November 28, 2005 deadline. Consequently, we are not currently in full compliance and do not expect to be in full compliance in the short term unless we are granted a waiver of the requirements by the FCC. On November 28, 2005, we filed a petition for extension of time and limited waiver of certain of the enhanced emergency service requirements. To the extent the waiver is necessary and remain ungranted, we are at risk of an enforcement action including fines, penalties and/or an order to cease and desist selling and marketing our services in certain areas where E-911 service is unavailable. We regularly update the FCC on our E-911 deployment efforts.

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

The FCC required all interconnected VoIP providers to become fully CALEA compliant by May 14, 2007. The FCC allowed VoIP providers to comply with CALEA through the use of a solution provided by a trusted third party, or TTP, with the ability to extract call content and call-identifying information from a VoIP provider’s network. While the FCC permits carriers to use the services provided by TTPs to become CALEA compliant, the carrier remains ultimately responsible for ensuring the timely delivery of call content and call-identifying information to law enforcement, and for protecting subscriber privacy, as required by CALEA. We selected a TTP to provide a solution for CALEA compliant lawful interception of communications by May 14, 2007.

To date, we have taken significant steps towards CALEA compliance, which include testing the CALEA solution with the FBI and delivering lawful CALEA requests. We have also implemented alternative solutions that allow CALEA access to call content and call-identifying information. The FCC and law enforcement officials have been advised as to our CALEA progress and our efforts at implementing alternative solutions. We could be subject to an enforcement action by the FCC if our CALEA solution is deemed not fully operational.

CPNI

On April 2, 2007, the FCC released its Order extending the application of the customer proprietary network information (“CPNI”) rules to interconnected VoIP providers. VoIP providers have six months from the date of the Order to implement all the CPNI rules.

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

State and Municipal Taxes

For a period of time, we did not collect or remit state or municipal taxes (such as sales, excise, and ad valorem taxes), fees or surcharges (“Taxes”) on the charges to our customers for our services, except that we have historically complied with the New Jersey sales tax. We have received inquiries or demands from a number of state and municipal taxing and 911 agencies seeking payment of Taxes that are applied to or collected from customers of providers of traditional public switched telephone network services. Although we have consistently maintained that these Taxes do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations, a number of states have changed their statutes as part of the streamlined sales tax initiatives and we are now collecting and remitting sales taxes in those states. In addition, a few states address how VoIP providers should contribute to support public safety agencies, and in those states we began to remit fees to the appropriate state agencies. We have also contacted authorities in each of the other states to discuss how we can financially contribute to the 911 system. We do not know how all these discussions will be resolved, but there is a possibility that we will be required to pay or collect and remit some or all of these Taxes in the future. Additionally, some of these Taxes could apply to us retroactively. As such, we have recorded a reserve of $6,598 at June 30, 2007 as our best estimate of the potential tax exposure for any retroactive assessment. We believe the maximum estimated exposure for retroactive assessments is $16,321 as of June 30, 2007.

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

In 2006, we reimbursed $6,110 of the indemnification obligation due to the Underwriters in accordance with the Underwriting Agreement. For the year ended December 31, 2006 and the six months ended June 30, 2007, we received $684 and $167, respectively, in payments from certain participants in the DSP that had been allocated shares and failed to pay for such shares.

Note 4. Subsequent Events

Verizon Patent Litigation

In connection with the lawsuit filed against us and our subsidiary Vonage America Inc., by Verizon Services Corp., Verizon Laboratories Inc., and Verizon Communications, Inc., we deposited into escrow the 5.5% quarterly royalty payment of $11,885 in July 2007 as required by the trial court.

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

Overview

We are a leading provider of broadband telephone services with over 2.4 million subscriber lines as of June 30, 2007. Our services use Voice over Internet Protocol, or VoIP, technology, which enables voice communications over the Internet through the conversion and compression of voice signals into data packets. In order to use our service offerings, customers must have access to a broadband Internet connection with sufficient bandwidth (generally 60 kilobits per second or more) for transmitting those data packets.

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

We launched our service in the United States in October 2002, in Canada in November 2004 and in the United Kingdom in May 2005. Since our U.S. launch, we have experienced rapid revenue and subscriber line growth. While our revenue has grown rapidly, we have incurred an accumulated deficit of $826.8 million from our inception through June 30, 2007. Although our net losses initially were driven primarily by start-up costs and the cost of developing our technology, more recently our net losses have been driven by our growth strategy. In order to grow our customer base and revenue, we chose to spend a significant amount on marketing, rather than seeking to generate net income. In addition, we plan to continue to invest in research and development and customer care. Recently, we announced a plan to balance growth with profitability and chose to reduce our marketing expense in 2007 as compared to our marketing expense in 2006. We incurred marketing expense of $158.8 million and $178.5 million and a net loss of $106.0 million, which includes $21.5 million in royalty costs and $1.4 million in interest expense related to the Verizon patent litigation, and $159.3 million for the six months ended June 30, 2007 and 2006, respectively. We intend to continue to pursue a balance of growth with profitability because we believe it will position us as a strong competitor in the long term. Although we believe we will achieve profitability in the future, we ultimately may not be successful and we may never achieve profitability.

In March 2007, a judgment was entered against us in the amount of $58.0 million in our Verizon patent litigation. In April 2007, this amount plus pre- and post- judgment interest and costs of $8.0 million was posted as a bond to stay execution of the judgment pending appeal. As a condition of maintaining the stay and during the pendency of the appeal we must also deposit into escrow a 5.5% royalty on a quarterly basis for revenues associated with technology within the scope of the injunction. For the three and six months ended June 30, 2007, this royalty was $11.1 and $21.5 million, respectively. The royalty will fluctuate with our revenue generated from infringing technology. The trial court issued a permanent injunction prohibiting us from using the infringing technology, but partially stayed the effect of this injunction with regard to servicing existing customers. We are appealing the jury verdict to the United States Court of Appeals for the Federal Circuits, or CAFC, and filed a motion with the CAFC to stay the injunction pending our appeal. On April 24, 2007, the CAFC issued a stay of the injunction that will remain in effect until resolution of our appeal.

On April 11, 2007, we determined to reduce our total workforce by approximately 10% in the second quarter of 2007 to reduce costs and improve efficiency. We anticipate incurring a charge of approximately $5.0 million in 2007, all of which would be for one-time employee termination benefits. As of June 30, 2007, we recorded $3.7 million of such cost.

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

Changing competitive landscape. We are facing increasing competition from other companies that offer multiple services such as cable television, voice and broadband Internet service. These competitors are offering VoIP or other voice services as part of a bundle, in which they offer voice services at a lower price than we do to new subscribers. In addition, we believe several of these competitors are working to develop new integrated offerings that we cannot provide and that could make their services more attractive to customers. We also compete against established alternative voice communication providers and independent VoIP service providers. Some of these service providers may choose to sacrifice revenue in order to gain market share and have offered their services at lower prices or for free. SunRocket, an independent VoIP service provider, ceased operations in July 2007. The negative press surrounding SunRocket and the offerings from other providers could negatively affect our ability to acquire new customers or retain our existing customers.

Subscriber line growth. Since our launch, we have experienced rapid subscriber line growth. For example, we grew from 390,566 subscriber lines as of December 31, 2004 to 1,269,038 as of December 31, 2005 and to 2,224,111 as of December 31, 2006. In addition, we grew from 1,853,253 subscriber lines as of June 30, 2006 to 2,446,448 as of June 30, 2007, or approximately 600,000 incremental subscriber lines. In light of the CAFC’s stay of the trial court’s injunction, we believe we will continue to add subscriber lines in future periods; however, we do not expect to sustain our historical subscriber line growth rate on a percentage basis due to a combination of increased competition, a significantly larger and growing customer base and increasing saturation among our initial target customer base, which included many early adopters.

Average monthly customer churn. For the three months ended June 30, 2007, we experienced average monthly customer churn of 2.5% compared to 2.3% for the three months ended June 30, 2006. We believe this increase was driven, in part, by inconsistent customer service, service quality, increased competition and the uncertainty surrounding our litigation with Verizon. We believe that our churn will fluctuate over time and may increase as we continue our shift in marketing focus from early adopters to mainstream customers and increased competition pressures and market place perception of our services.

Average monthly revenue per line. Our average monthly revenue per line increased to $28.38 for the three months ended June 30, 2007 compared to $27.89 for the three months ended June 30, 2006. For the remainder of 2007, we believe that our average monthly revenue per line will remain steady or slightly increase. In October 2006, we began collecting Universal Service Fund (“USF”) from our customers, which has increased average monthly revenue per line. In addition, an increasing number of customers are choosing the residential unlimited plan as a result of the first month free promotion which has a positive effect on longer term average monthly revenue per line. These increases could be negatively affected by the timing and duration of promotions such as the second line promotion introduced in late May 2006. In addition, in May 2006 we started offering free calls to certain countries in Europe for customers on our unlimited plans, which will decrease average monthly revenue per line. In March 2007, we also reduced international rates to certain countries to one cent per minute, which we believe will also decrease our average monthly revenue per line.

Average monthly total direct cost of telephony services per line. Our average monthly total direct cost of telephony services per line increased to $8.74 for the three months ended June 30, 2007 compared to $7.72 for the three months ended June 30, 2006. This increase was due to the Verizon royalty that we are required to escrow of $1.52 per line for the three months ended June 30, 2007 and taxes we pay on our services including government-imposed taxes such as USF. This was offset by a decrease for changes in customers’ calling patterns as international calling is a lower portion of our overall call volume and our fixed network costs are being spread over a larger subscriber line base.

Regulation. Our business has developed in an environment largely free from regulation. However, the United States and other countries have begun to examine how VoIP services should be regulated, and a number of initiatives could have an impact on our business. For example, the FCC has concluded that wireline broadband Internet access, such as DSL and Internet access provided by cable companies, is an information service and is subject to lighter regulation than telecommunications services. This order may give providers of wireline broadband Internet access the right to discriminate against our services, charge their customers an extra fee to use our service or block our service. We believe it is unlikely that this will occur on a widespread basis, but if it does it would have a material adverse effect on us. Other regulatory initiatives include the assertion of state regulatory authority over us, FCC rulemaking regarding emergency calling services and proposed reforms for the intercarrier compensation system. In addition, the FCC recently concluded that VoIP providers must begin contributing to the USF on October 1, 2006. The Internal Revenue Service, however, has discontinued the requirement to collect the Federal Excise Tax, which we stopped collecting on June 24, 2006. Complying with regulatory developments may affect our business by increasing our operating expenses, including legal and consulting fees, requiring us to make significant capital expenditures or increasing the taxes and regulatory fees we pay.

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

We derive most of our telephony services revenue from monthly subscription fees that we charge our customers under our service plans. We also offer residential fax service, virtual phone numbers, toll free numbers and other services, for each of which we charge an additional monthly fee. One business fax line is included with each of our two small office and home office plans, but we charge monthly fees for additional business fax lines. We automatically charge these fees to our customers’ credit cards, debit cards or ECP monthly in advance. We also automatically charge the per minute fees not included in our monthly subscription fees to our customers’ credit cards, debit cards or ECP monthly in arrears unless they exceed a certain dollar threshold, in which case they are charged immediately.

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

Total direct cost of telephony services. Total direct cost of telephony services primarily consists of fees that we pay to third parties on an ongoing basis in order to provide our services. These fees include:

•

Access charges that we pay to other telephone companies to terminate domestic and international calls on the public switched telephone network. These costs represented approximately 50% and 58% of our direct cost of telephony services for the three months ended June 30, 2007 and 2006, respectively, with a portion of these payments ultimately being made to incumbent telephone companies. When a Vonage subscriber calls another Vonage subscriber, we do not pay an access charge.

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

•	Creative and production costs.

•	The costs to serve and track our online advertising.

•	Certain amounts we pay to retailers for newspaper insert advertising, product placement and activation commissions.

•	The cost associated with our customer referral program.

Depreciation and amortization expenses. Depreciation and amortization expenses include:

•	Depreciation of our network equipment, furniture and fixtures, and employee computer equipment.

•	Amortization of leasehold improvements and purchased and internally developed software.

•	Amortization of intangible assets (patents).

Other Income (Expense)

Other Income (Expense) consists of:

•	Interest income on cash, cash equivalents and marketable securities.

•	Interest expense on notes payable, the Verizon patent litigation judgment and capital leases.

•	Amortization of deferred financing costs.

•	Accretion of convertible notes.

•	Gain or loss on disposal of property and equipment.

•	Debt conversion expense relating to the conversion of notes payable to equity.

For 2007 and subsequent years through 2010, we will have annual interest expense on our convertible notes of at least $12.7 million unless the convertible notes are converted, repaid prior to maturity date or the holders require us to repurchase all or any portion of the convertible notes on December 16, 2008. This amount will increase if we pay interest in kind on these notes.

Key Operating Data

The following table contains certain key operating data that our management uses to measure the growth of our business and our operating performance:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Gross subscriber line additions	236,840	377,005	569,333	798,895
Net subscriber line additions	56,691	255,936	222,337	584,215
Subscriber lines (at period end)	2,446,448	1,853,253	2,446,448	1,853,253
Average monthly customer churn	2.5%	2.3%	2.5%	2.3%
Average monthly revenue per line	$28.38	$27.89	$28.68	$28.19
Average monthly telephony services revenue per line	$27.63	$26.59	$27.82	$26.70
Average monthly total direct cost of telephony services per line	$8.74	$7.72	$9.23	$8.37
Marketing costs per gross subscriber line addition	$286.72	$239.16	$278.85	$223.37
Employees (excluding temporary help) (at period end)	1,421	1,602	1,421	1,602

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

Subscriber lines. Our subscriber lines include, as of a particular date, all subscriber lines from which a customer can make an outbound telephone call on that date. Our subscriber lines include fax lines and SoftPhones but do not include our virtual phone numbers or toll free numbers, which only allow inbound telephone calls to customers. We added approximately 600,000 subscribers from 1,853,253 subscriber lines as of June 30, 2006 to 2,446,448 as of June 30, 2007.

Average monthly customer churn. Average monthly customer churn for a particular period is calculated by dividing the number of customers that terminated during that period by the simple average number of customers during the period, and dividing the result by the number of months in the period. The simple average number of customers during the period is the number of customers on the first day of the period, plus the number of customers on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first 30 days after activation. Our average monthly customer churn was 2.5% for the three months ended June 30, 2007 compared to 2.3% for the three months ended June 30, 2006. As part of our effort to improve customer satisfaction and increase retention, in the second quarter of 2007 we further extended our customer grace period for non-payment in order to better resolve customer accounts that may be past due. This extension had a one-time positive impact of 20 basis points on our average monthly customer churn in the second quarter. We monitor churn on a daily basis and use it as an indicator of the level of customer satisfaction. Other companies may calculate churn differently, and their churn data may not be directly comparable to ours. Customers who have been with us for a year or more tend to have a significantly lower churn rate than customers who have not. Our churn will fluctuate over time and may increase due to competitive pressures, market place perception of our services and our ability to add innovative products and services.

Average monthly revenue per line. Average monthly revenue per line for a particular period is calculated by dividing our total revenue for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. The simple average number of subscriber lines for the period is the number of subscriber lines on the first day of the period, plus the number of subscriber lines on the last day of the period, divided by two. Our average monthly revenue per line was $28.38 for the three months ended June 30, 2007 compared to $27.89 for the three months ended June 30, 2006.

Average monthly telephony services revenue per line. Average monthly telephony services revenue per line for a particular period is calculated by dividing our total telephony services revenue for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. Our average monthly telephony services revenue per line was $27.63 for the three months ended June 30, 2007 compared with $26.59 for the three months ended June 30, 2006.

Average monthly total direct cost of telephony services per line. Average monthly direct total cost of telephony services per line for a particular period is calculated by dividing our direct cost of telephony services for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. We use the average monthly total direct cost of telephony services per line to evaluate how effective we are at managing our costs of providing service. Our average monthly total direct cost of telephony services per line increased from $7.72 for the three months ended June 30, 2006 to $8.74 for the three months ended June 30, 2007.

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

Employees. Employees represent the number of personnel that are on our payroll and exclude temporary or outsourced labor. We reduced our total workforce by approximately 10% in the second quarter of 2007 to reduce costs and improve efficiency. We anticipate incurring a charge of approximately $5.0 million in 2007, all of which would be for one-time employee termination benefits. As of June 30, 2007, we recorded $3.7 million of such cost.

Results of Operations

The following table sets forth, as a percentage of consolidated operating revenues, our consolidated statement of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Operating Revenues:
Telephony services	97%	95%	97%	95%
Customer equipment and shipping	3	5	3	5

	100	100	100	100

Operating Expenses:
Direct cost of telephony services (excluding depreciation and amortization)	26	28	27	30
Royalty	5	—	5	—

Total direct cost of telephony services	31	28	32	30
Direct cost of goods sold	5	11	6	13
Selling, general and administrative	43	46	45	45
Marketing	33	62	40	68
Depreciation and amortization	4	4	4	4

	116	151	127	160

Loss from operations	(16)	(51)	(27)	(60)

Other Income (Expense):
Interest income	2	3	3	3
Interest expense	(2)	(2)	(3)	(4)

	—	1	—	(1)
Loss before income tax benefit (expense)	(16)	(50)	(27)	(61)
Income tax benefit (expense)	—	—	—	—

Net loss	(16)%	(50)%	(27)%	(61)%

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

Telephony Services Revenue, Direct Cost of Telephony Services and Royalty

	Three Months Ended June 30,		$ Change	% Change
	2007	2006
	(dollars in thousands)
Telephony services	$200,470	$137,623	$62,847	46%
Direct cost of telephony services (excluding depreciation and amortization of $4,191 and $3,133, respectively)	52,335	39,933	12,402	31%
Royalty	11,052	—	11,052	*

Telephony services revenue. The increase in telephony services revenue of $62.8 million, or 46%, was primarily due to an increase of $45.8 million in monthly subscription fees resulting from an increased number of subscriber lines, which grew from 1,853,253 at June 30, 2006 to 2,446,448 at June 30, 2007. Also, the growing number of subscriber lines generated additional revenue from activation fees of $1.3 million, increased revenue of $2.3 million from a higher volume of international calling, increased revenue of $0.9 million from customers exceeding their plan minutes and increased revenue of $14.5 million in regulatory fees we collected from customers including $10.5 million of USF which we began collecting on October 1, 2006. Additionally, add-on features to our service plans generated an increase of $1.3 million. We also had a $1.4 million increase in the fees we charge for disconnecting our service offset by a $0.6 million increase in credits we issued and a $4.2 million increase in bad debt expense. We believe that telephony services revenue will continue to increase in 2007, as we expect an increase in the number of subscribers. However, we do not expect the same rapid growth as in prior years.

Direct cost of telephony services. The increase in direct cost of telephony services of $12.4 million, or 31%, was primarily due to the increase in the number of subscriber lines, which increased the costs that we pay other phone companies for terminating phone calls by $2.7 million. Our network costs, which includes costs for co-locating in other carriers’ facilities, for leasing phone numbers, routing calls on the Internet, and transferring calls to and from the Internet to the public switched telephone network, increased by $2.4 million and our costs for E911 increased by $0.5 million. In addition, the taxes that we pay on our purchase of telecommunications services from our suppliers and imposed by government agencies increased our costs by $8.2 million, including $10.5 million of USF fees paid, which we began collecting on October 1, 2006, offset by a decrease of $1.9 million based on a ruling we won in June 2007 that double charging of USF by our suppliers is inappropriate. This was offset by the reduction in the cost of porting phone numbers for our customers by $1.5 million.

Royalty. The increase in royalty of $11.1 million was due to the judgment entered against us in our on-going patent litigation with Verizon. The royalty will fluctuate based on the amount of revenue associated with technology within the scope of the injunction.

Customer Equipment and Shipping Revenue and Direct Cost of Goods Sold

	Three Months Ended June 30,		$ Change	% Change
	2007	2006
	(dollars in thousands)
Customer equipment and shipping	$5,432	$6,742	$(1,310)	(19)%
Direct cost of goods sold	11,243	16,047	(4,804)	(30)%

Customer equipment and shipping gross loss	$(5,811)	$(9,305)	$3,494	(38)%

Customer equipment and shipping revenue. Our customer equipment and shipping revenue decreased by $1.3 million, or 19%, due to the decrease in new subscriber line additions. We believe the period-over-period decrease in subscriber lines is due to a combination of decreased marketing spending, increased competition and events surrounding our patent infringement litigation with Verizon.

Direct cost of goods sold. The decrease in direct cost of goods sold of $4.8 million, or 30%, was due to the period-over-period decrease in new subscriber line additions which decreased the customer equipment cost by $3.2 million and costs for shipping customer equipment by $1.6 million.

Selling, General and Administrative

	Three Months Ended June 30,		$ Change	% Change
	2007	2006
	(dollars in thousands)
Selling, general and administrative	$88,202	$66,109	$22,093	33%

Selling, general and administrative. The increase in selling, general and administrative expenses of $22.1 million, or 33%, was primarily due to the increases in wages, employee-related benefits and outsourced labor costs of $8.0 million. Due to the 10% workforce reduction in April 2007, we incurred additional cost of $3.6 million during the three months ended June 30, 2007, which was offset by the decrease in recruiting expense of $1.1 million. As we continued to add customers, our credit card, debit card and ECP fees have increased as well by $1.6 million. We also experienced an increase in professional fees of $7.2 million primarily related to legal fees for our on-going patent infringement litigation with Verizon, which was offset by the decrease in compensation expense for stock-based awards of $1.3 million. Also, our facility maintenance and other administrative expenses increased by $1.3 million as well. We started our Kiosk sales channels in 2007, which increased our expense by $2.2 million for operating and start-up related expenses during the three months ended June 30, 2007. As a percentage of revenue, selling, general and administrative cost has decreased from 46% for the three months ended June 30, 2006 to 43% for the three months ended June 30, 2007.

Marketing

	Three Months Ended June 30,		$ Change	% Change
	2007	2006
	(dollars in thousands)
Marketing	$67,906	$90,164	$(22,258)	(25)%

Marketing. The decrease in marketing expense of $22.3 million, or 25%, was driven by the plan to balance growth with profitability with decreases taking place in television, online, retail, telemarketing and direct mail advertising which was offset by an increase in alternative media advertising.

Depreciation and Amortization

	Three Months Ended June 30,		$ Change	% Change
	2007	2006
	(dollars in thousands)
Depreciation and amortization	$8,191	$5,740	$2,451	43%

Depreciation and amortization. The increase in depreciation and amortization of $2.5 million, or 43%, was due to an increase in capital expenditures primarily for the continued expansion and upgrade of our network and amortization related to patents.

Other Income (Expense)

	Three Months Ended June 30,		$ Change	% Change
	2007	2006
	(dollars in thousands)
Interest income	$4,761	$3,980	$781	20%
Interest expense	(5,127)	(4,484)	(643)	14%
Other, net	(50)	(4)	(46)	*

	$(416)	$(508)	$92

Interest income. The increase in interest income of $0.8 million was due to the increase in cash, cash equivalents and marketable securities primarily from our initial public offering in May 2006.

Interest expense. Interest expense was primarily related to interest on our convertible notes that were issued in December 2005 and January 2006, which was the same for the three months ended June 30, 2007 and 2006. The increase in interest expense was partially due to the interest expense on the Verizon judgment and royalty required to be deposit into escrow for so long as we are using the infringing technology.

Provision for Income Taxes

We have net losses for financial reporting purposes. Recognition of deferred tax assets will require generation of future taxable income. There can be no assurance that we will generate sufficient taxable income in future years. Therefore, we established a valuation allowance on net deferred tax assets of $320.1 million as of June 30, 2007.

As of June 30, 2007, we had net operating loss carryforwards for U.S. federal and state tax purposes of $609.2 million and $588.5 million, respectively, expiring at various times from years ending 2020 through 2027. In addition, we had net operating loss carryforwards for Canadian tax purposes of $53.2 million expiring through 2014. We also had net operating loss carryforwards for United Kingdom tax purposes of $21.7 million with no expiration date.

Net Loss

	Three Months Ended June 30,		$ Change	% Change
	2007	2006
	(dollars in thousands)
Net loss	$(33,626)	$(74,136)	$40,510	(55)%

Net Loss. Based on the explanations described above, our net loss of $33.6 million for the three months ended June 30, 2007 decreased by $40.5 million, or 55%, from $74.1 million for the three months ended June 30, 2006.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Telephony Services Revenue, Direct Cost of Telephony Services and Royalty

	Six Months Ended June 30,		$ Change	% Change
	2007	2006
	(dollars in thousands)
Telephony services	$389,837	$250,121	$139,716	56%
Direct cost of telephony services (excluding depreciation and amortization of $8,304 and $5,685, respectively)	107,901	78,357	29,544	38%
Royalty	21,467	—	21,467	*

Telephony services revenue. The increase in telephony services revenue of $139.7 million, or 56%, was primarily due to an increase of $103.3 million in monthly subscription fees resulting from an increased number of subscriber lines, which grew from 1,853,253 at June 30, 2006 to 2,446,448 at June 30, 2007. Also, the growing number of subscriber lines generated additional revenue from activation fees of $3.1 million, increased revenue of $5.4 million from a higher volume of international calling, increased revenue of $2.2 million from customers exceeding their plan minutes and increased revenue of $29.9 million in regulatory fees we collected from customers including $19.8 million of USF which we began collecting on October 1, 2006. Additionally, add-on features to our service plans generated an increase of $3.2 million. We also had a $3.8 million increase in the fees we charge for disconnecting our service offset by a $7.7 million increase in bad debt expense and a $3.8 million increase in credits we issued.

Direct cost of telephony services. The increase in direct cost of telephony services of $29.5 million, or 38%, was primarily due to the increase in the number of subscriber lines, which increased the costs that we pay other phone companies for terminating phone calls by $7.8 million. Our network costs, which includes costs for co-locating in other carriers’ facilities, for leasing phone numbers, routing calls on the Internet, and transferring calls to and from the Internet to the public switched telephone network, increased by $4.0 million and our costs for E911 increased by $0.5 million. In addition, the taxes that we pay on our purchase of telecommunications services from our suppliers and imposed by government agencies increased our costs by $19.4 million, including $19.8 million of USF fees paid, which we began collecting on October 1, 2006, offset by a decrease of $1.4 million based on a ruling we won in June 2007 that double charging of USF by our suppliers is inappropriate. These increases were partially offset by a reduction in the cost of porting phone numbers for our customers by $2.5 million.

Royalty. The increase in royalty of $21.5 million was due to the judgment entered against us in our on-going patent litigation with Verizon. The royalty will fluctuate based on the amount of revenue associated with technology within the scope of the injunction.

Customer Equipment and Shipping Revenue and Direct Cost of Goods Sold

	Six Months Ended June 30,		$ Change	% Change
	2007	2006
	(dollars in thousands)
Customer equipment and shipping	$12,005	$13,967	$(1,962)	(14)%
Direct cost of goods sold	24,576	33,627	(9,051)	(27)%

Customer equipment and shipping gross loss	$(12,571)	$(19,660)	$7,089	(36)%

Customer equipment and shipping revenue. Our customer equipment and shipping revenue decreased by $2.0 million, or 14%, due to the decrease in new subscriber line additions. We believe the period-over-period decrease in subscriber lines is due to a combination of decreased spending and increased competition.

Direct cost of goods sold. The decrease in direct cost of goods sold of $9.1 million, or 27%, was due to the period-over-period decrease in new subscriber line additions which decreased the customer equipment cost by $7.1 million and costs for shipping customer equipment by $2.0 million.

Selling, General and Administrative

	Six Months Ended June 30,		$ Change	% Change
	2007	2006
	(dollars in thousands)
Selling, general and administrative	$179,194	$118,984	$60,210	51%

Selling, general and administrative. The increase in selling, general and administrative expenses of $60.2 million, or 51%, was primarily due to the increase in average employees for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. This increase resulted in higher wages, employee-related benefits and outsourced labor costs of $29.2 million. Due to the 10% workforce reduction in April 2007, we incurred additional cost of $3.4 million in 2007 which was offset by the decrease in recruiting expense of $1.2 million. As we continued to add customers, our credit card, debit card and ECP fees have increased as well by $3.8 million. We also experienced an increase in professional fees of $17.5 million primarily related to legal fees for our on-going patent infringement litigation with Verizon offset by a reduction of $2.0 million in tax expense for what we potentially might owe for sales tax. Also, compensation expense for stock-based awards increased by $1.2 million and our facility maintenance and other administrative expenses increased by $4.6 million as well. We started our Kiosk sales channels in 2007, which increased our expense by $2.6 million for operating and start-up expenses during the six months ended June 30, 2007.

Marketing

	Six Months Ended June 30,		$ Change	% Change
	2007	2006
	(dollars in thousands)
Marketing	$158,756	$178,452	$(19,696)	(11)%

Marketing. The decrease in marketing expense of $19.7 million, or 11%, was driven by the plan to balance growth with profitability with decreases taking place in television, online, retail, telemarketing and direct mail advertising which was offset by an increase in alternative media advertising.

Depreciation and Amortization

	Six Months Ended June 30,		$ Change	% Change
	2007	2006
	(dollars in thousands)
Depreciation and amortization	$16,050	$10,699	$5,351	50%

Depreciation and amortization. The increase in depreciation and amortization of $5.4 million, or 50%, was due to an increase in capital expenditures primarily for the continued expansion and upgrade of our network and amortization related to patents.

Other Income (Expense)

	Six Months Ended June 30,		$ Change	% Change
	2007	2006
	(dollars in thousands)
Interest income	$10,828	$6,721	$4,107	61%
Interest expense	(10,276)	(9,978)	(298)	3%
Other, net	(33)	(8)	(25)	313%

	$519	$(3,265)	$3,784

Interest income. The increase in interest income of $4.1 million, or 61%, was due to an increase in cash, cash equivalents and marketable securities primarily from our initial public offering in May 2006.

Interest expense. Interest expense was primarily related to interest on our convertible notes that were issued in December 2005 and January 2006. For the first quarter 2007, interest expense on our convertible notes was accrued at 5% which is the cash rate of interest compared to 7% for first quarter 2006 which is the in kind interest rate. The decrease of $1.3 million on our convertible notes interest expense was partially offset by interest expense of $1.4 million on the Verizon judgment and royalty required to be deposited into escrow for so long as we are using the infringing technology.

Net Loss

	Six Months Ended June 30,		$ Change	% Change
	2007	2006
	(dollars in thousands)
Net loss	$(105,960)	$(159,296)	$53,336	(33)%

Net Loss. Based on the explanations described above, our net loss of $106.0 million for the six months ended June 30, 2007 decreased by $53.3 million, or 33%, from $159.3 million for the six months ended June 30, 2006.

Liquidity and Capital Resources

Overview

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2007	2006
	(dollars in thousands)
Net cash used in operating activities	$(111,450)	$(118,332)
Net cash provided by (used in) investing activities	45,434	(187,478)
Net cash provided by financing activities	297	485,432

We have incurred significant operating losses since our inception. As a result, we have generated negative cash flows from operations, and have an accumulated deficit of $826.8 million at June 30, 2007. Our primary sources of funds have been proceeds from private placements of our preferred stock, a private placement of our convertible notes, an initial public offering of our common stock, operating revenues and borrowings under notes payable from our principal stockholder and Chairman, which were subsequently converted into shares of our preferred stock. In 2006, we raised $491.1 million in net proceeds from an initial public offering, or IPO, of our common stock which includes costs of $1.9 million incurred in 2005. We have used the proceeds from the IPO for working capital and other general corporate purposes, including funding operating losses.

Historically, our principal uses of cash have been to fund operating losses, which were initially driven by start-up costs and the costs of developing our technology, and, more recently, have been driven by marketing expense. We anticipate incurring net losses in the near future but intend to continue to pursue a balance of growth with profitability because we believe it will position us as a strong competitor in the long term. Although we believe we will achieve profitability in the future, we ultimately may not be successful and we may never achieve profitability. We believe that revenue and cash on hand will fund our operations for at least the next twelve months.

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

We will have to continue paying quarterly interest on our convertible notes. Interest will accrue on our convertible notes at a rate of 5% per annum and be payable quarterly in arrears. The interest rate will increase upon certain events, including if we decide to pay interest in kind rather than in cash, upon a failure to comply with the registration rights agreement with the holders of the convertible notes and upon certain events of default. The notes are convertible into shares of our common stock. The convertible notes provide for customary events of default. For the six months ended June 30, 2007, we paid interest in cash of $6.3 million and intend to pay interest in cash on these convertible notes in the future unless we do not have adequate cash available.

We also have contingent liabilities for state and local sales taxes. As of June 30, 2007, we had a reserve of $6.6 million. If our ultimate liability exceeds this amount, it could have a material adverse effect on us. However, we do not believe it would significantly impair our liquidity.

In March 2007, a judgment was entered against us in the amount of $58.0 million in our Verizon patent litigation. In April 2007, this amount plus pre- and post- judgment interest and costs of $8.0 million was posted as a bond to stay execution of the judgment pending appeal. As a condition of maintaining the stay and during the pendency of the appeal, we must also deposit into escrow a 5.5% royalty on a quarterly basis for revenues associated with technology within the scope of the injunction. In July 2007, we deposited the royalty payment of $11.9 million as required by the trial court. This amount will fluctuate based on the amount of revenue associated with technology within the scope of the injunction. As a result of the uncertainty with respect to this litigation, certain vendors have and may continue to require prepayments or letters of credit which could have a material adverse effect on us. However, we currently do not believe it would significantly impair our liquidity. If the courts in the Verizon litigation hold against us, our business, financial condition and results of operations could be materially and adversely affected.

We expect our cash on hand to fund our net losses and capital expenditures for at least the next twelve months.

To the extent we change our plans, or if our expectations are wrong, we may need to seek additional funding by accessing the equity or debt capital markets. In addition, although we do not currently anticipate any acquisitions, we may need to seek additional funding if an attractive acquisition opportunity is presented to us. However, our significant losses to date may prevent us from obtaining additional funds on favorable terms or at all. Because of our historical net losses and our limited tangible assets, we do not fit traditional credit lending criteria, which, in particular, could make it difficult for us to obtain loans or to access the debt capital markets. For example, we discussed a revolving credit facility with commercial banks in the summer of 2005. As a result of those discussions, we believe most commercial lenders will require us to very significantly reduce our loss from operations before they will lend us money. In addition, the terms of our outstanding convertible notes provide for additional shares to be issued upon conversion if we sell shares of our common stock after our initial public offering at a price that is less than the average trading price of our common stock over the 10-day period prior to any such sale, which might limit our access to the capital markets. Further, the ability to raise additional capital through the issuance of equity securities may be impeded due to the events surrounding our IPO, our current stock price and our on-going patent infringement litigation with Verizon.

Capital expenditures

Capital expenditures are mainly for the purchase of network equipment and computer hardware as we continue to expand and upgrade our network. We continue to invest in networking equipment, technology and information technology infrastructure. Our capital expenditures for the six months ended June 30, 2007 were $17.5 million. In addition, we incurred $4.8 million for the development of software assets.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Cash used in operating activities for the six months ended June 30, 2007 was $111.5 million and consisted of a net loss of $106.0 million and $38.8 million used in working capital and other activities, offset by adjustments for non-cash items of $33.3 million. Adjustments for non-cash items consisted primarily of depreciation and amortization of $16.1 million and $13.9 million for stock option compensation. Working capital activities primarily consisted of a net decrease in cash of $23.7 million for accounts payable and accrued expenses primarily related to marketing, which was offset by an increase in accrued expenses in the Verizon patent litigation judgment entered against us and a decrease in cash of $13.6 million for prepaid expenses and $5.4 million for inventory, offset by $6.9 million increase for deferred revenue net of deferred product costs.

Cash used in operating activities for the six months ended June 30, 2006 was $118.3 million and consisted of a net loss of $159.3 million, offset by adjustments for non-cash items of $29.0 million and $12.0 million provided by working capital and other activities. Adjustments for non-cash items consisted primarily of depreciation and amortization of $10.7 million, $12.6 million for stock option compensation and $4.2 million for accrued interest primarily for our convertible notes. Working capital activities primarily consisted of a net increase in cash of $14.7 million for accounts payable and accrued expenses primarily related to marketing and inventory of $4.2 million offset by a decrease in cash of $11.7 million for prepaid expenses and $2.6 million for accounts receivable.

Cash provided by investing activities for the six months ended June 30, 2007 of $45.4 million was attributable to net sales and purchases of marketable securities of $157.5 million offset by capital expenditures and development of software assets of $22.3 million and $89.7 million for the increase in restricted cash.

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

Cash provided by financing activities for the six months ended June 30, 2007 of $0.3 million was attributable to net proceeds received from the exercise of stock options and monies received from customers that owed money through our Directed Share Program related to our initial public offering in May 2006 which was offset for capital lease payments.

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

Net Operating Loss Carryforwards

As of June 30, 2007, we have net operating loss carryforwards for U.S. federal and state tax purposes of $609.2 million and $588.5 million, respectively, expiring at various times from years ending 2020 through 2027. In addition, we have net operating loss carryforwards for Canadian tax purposes of $53.2 million expiring periodically through 2014. We also have net operating loss carryforwards for United Kingdom tax purposes of $21.7 million with no expiration date.

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

We evaluated the potential for additional Section 382 limitations in light of our initial public offering in May 2006. The results of our analysis confirms that no additional limitation in the utilization of the $438.1 million in domestic net operating losses accumulated since our Series E preferred stock issuance in April 2005 is necessary.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments at fair value that are not currently required to be measured at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 (our 2008 fiscal year). We are currently evaluating the potential impact of the adoption of this pronouncement on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the impact of adopting SFAS 157 on our consolidated financial statements.

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

Item 4. Controls and Procedures

Our management, with the participation of our interim chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2007, our interim chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Section 404 compliance project.

Beginning with the year ending December 31, 2007, Section 404 of the Sarbanes Oxley Act of 2002 will require us to include management’s report on our internal control over financial reporting in our Annual Report on Form 10-K.

In order to achieve compliance with Section 404 within the prescribed period, management has been conducting a Section 404 compliance project under which management has hired dedicated internal Sarbanes-Oxley Act compliance personnel, third-party consultants, adopted a detailed project work plan and has commenced testing of controls over financial reporting. In connection with this compliance project, we have, among other things, implemented critical accounting policies and procedures and evaluated our information technology controls and procedures. It may be necessary to make changes to remediate any control deficiencies that may be identified as a result of our testing, as appropriate, in our internal control over financial reporting during the periods prior to December 31, 2007 in connection with our Section 404 compliance project.

Except as described above, for the six months ended June 30, 2007, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings

We are subject to a number of lawsuits, government investigations and claims arising out of the conduct of our business. See a discussion of our litigation matters in Note 2 of Notes to our Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Initial Public Offering

On May 23, 2006, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File No. 333-131659) relating to our IPO. After deducting underwriting discounts and commissions and other offering expenses, our net proceeds from the offering equaled approximately $491.1 million which includes $1.9 million of costs incurred in 2005. We have invested the net proceeds of the offering in short-term, interest bearing securities pending their use to fund our expansion, including funding marketing expenses and operating losses. There has been no material change in our planned use of proceeds from our IPO as described in our final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b). As of June 30, 2007, we used $111.5 million of the net proceeds from the IPO to fund operating activities and $22.3 million of such net proceeds for capital expenditures and software development.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on May 29, 2007.

There were present at the Annual Meeting in person or by proxy stockholders holding an aggregate of 132,970,385 shares of common stock. The results of the vote taken at the Annual Meeting with respect to the election of the nominees to be Class I Directors were as follows:

Class I Director Nominees	For	Withheld
Peter Barris	131,656,651	1,313,734
Governor Thomas J. Ridge	128,996,173	3,974,212
Harry Weller	131,788,391	1,181,994

The terms of the office of the following directors who were not up for re-election continued after the Annual Meeting: Jeffrey A. Citron, Morton David, J. Sanford Miller and John J. Roberts. On July 18, 2007, Harry Weller notified us that he was resigning from the Board of Directors of the Company, effective as of July 18, 2007. On July 19, 2007, our board of directors elected Michael A. Krupka to serve as a member of our board of directors, effective July 19, 2007 to fill the vacancy created by Mr. Weller’s departure.

In addition, a vote of the stockholders was taken at the Annual Meeting with respect to the proposal to ratify the selection by the Audit Committee of the appointment of BDO Seidman, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007. For the purpose of such vote, 132,492,198 shares voted in favor of such proposal, 462,520 shares were voted against such proposal and 15,666 shares abstained from voting.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Amendment #4 to the Master Services Agreement between Vonage Network Inc. and Telecommunication Systems, Inc. (1)

31.1	Certification of the Company’s Interim Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of the Company’s Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

(1)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vonage Holdings Corp.

Dated: August 13, 2007	By:	/s/ JOHN S. REGO
John S. Rego
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	Amendment #4 to the Master Services Agreement between Vonage Network Inc. and Telecommunication Systems, Inc. (1)

31.1	Certification of the Company’s Interim Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of the Company’s Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)