Form 10-Q
period 2007-09-30
VONAGE HOLDINGS CORP
filed 2007-11-14
CIK 1272830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2007
Common Stock, par value $0.001	155,863,949 shares

VONAGE HOLDINGS CORP.

Part I – Financial Information

Item 1.	Financial Statements

VONAGE HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	September 30, 2007	December 31, 2006
Assets
Assets
Current assets:
Cash and cash equivalents	$129,010	$210,253
Marketable securities	148,734	289,483
Accounts receivable, net of allowance of $1,400 and $476, respectively	21,823	16,544
Inventory, net of allowance of $2,131 and $1,270, respectively	19,898	24,390
Deferred customer acquisition costs, current	17,060	13,022
Prepaid expenses and other current assets	23,564	16,080
Restricted cash	78,146	—

Total current assets	438,235	569,772
Property and equipment, net of accumulated depreciation	127,856	128,247
Deferred customer acquisition costs, non-current	38,635	34,067
Deferred financing costs, net	6,371	7,861
Restricted cash	31,134	8,042
Due from related parties	4	60
Intangible assets, net	8,346	4,300
Other assets	15,181	5,175

Total assets	$665,762	$757,524

Liabilities and Stockholders’ Equity (Deficit)
Liabilities
Current liabilities:
Accounts payable	$58,121	$58,899
Accrued expenses	273,698	161,505
Deferred revenue, current portion	51,038	38,504
Current maturities of capital lease obligations	1,018	1,020

Total current liabilities	383,875	259,928
Convertible notes, net	253,310	253,430
Deferred revenue, net of current portion	43,023	37,730
Capital lease obligations, net of current maturities	22,483	23,235
Other liability, net of current portion	26,000	—

Total liabilities	728,691	574,323

Commitments and Contingencies
Stockholders’ Equity (Deficit)
Common stock, par value $0.001 per share; authorized 596,950 shares at September 30, 2007 and December 31, 2006;
157,235 and 156,353 shares issued at September 30, 2007 and December 31, 2006, respectively;
155,882 and 155,059 shares outstanding at September 30, 2007 and December 31, 2006, respectively	157	156
Additional paid-in capital	943,107	922,097
Stock subscription receivable	(5,273)	(5,721)
Accumulated deficit	(988,645)	(720,857)
Treasury stock, at cost, 1,353 shares at September 30, 2007 and 1,294 shares at December 31, 2006	(12,428)	(12,342)
Accumulated other comprehensive income (loss)	153	(132)

Total stockholders’ equity (deficit)	(62,929)	183,201

Total liabilities and stockholders’ equity (deficit)	$665,762	$757,524

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Operating Revenues:
Telephony services	$203,724	$155,611	$593,561	$405,732
Customer equipment and shipping	6,810	6,235	18,815	20,202

	210,534	161,846	612,376	425,934

Operating Expenses:
Direct cost of telephony services (excluding depreciation and amortization of $4,312, $3,022, $12,616 and $8,707, respectively)	54,463	41,396	162,364	119,753
Royalty	11,139	—	32,606	—

Total direct cost of telephony services	65,602	41,396	194,970	119,753
Direct cost of goods sold	17,057	16,934	41,633	50,561
Selling, general and administrative	217,939	72,052	397,133	191,036
Marketing	61,885	91,316	220,641	269,768
Depreciation and amortization	8,563	5,946	24,613	16,645

	371,046	227,644	878,990	647,763

Loss from operations	(160,512)	(65,798)	(266,614)	(221,829)

Other Income (Expense):
Interest income	4,238	7,721	15,066	14,442
Interest expense	(5,424)	(3,999)	(15,700)	(13,977)
Other, net	(36)	(108)	(69)	(116)

	(1,222)	3,614	(703)	349

Loss before income tax benefit (expense)	(161,734)	(62,184)	(267,317)	(221,480)

Income tax benefit (expense)	(94)	—	(471)	—

Net loss	$(161,828)	$(62,184)	$(267,788)	$(221,480)

Net loss per common share:
Basic and diluted	$(1.04)	$(0.40)	$(1.72)	$(2.99)

Weighted-average common shares outstanding:
Basic and diluted	155,784	154,775	155,482	73,955

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(267,788)	$(221,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,159	16,412
Amortization of intangibles	1,454	233
Beneficial conversion on interest in kind on convertible notes	32	22
Accrued interest	597	3,295
Allowance for doubtful accounts	1,087	191
Allowance for obsolete inventory	1,443	827
Amortization of deferred financing costs	1,490	1,503
Loss on disposal of fixed assets	118	16
Share-based compensation	20,079	19,980
Other	—	(49)
Changes in operating assets and liabilities:
Accounts receivable	(6,220)	(6,608)
Inventory	3,350	(2,764)
Prepaid expenses and other current assets	(8,047)	(13,512)
Deferred customer acquisition costs	(8,284)	(16,908)
Due from related parties	74	25
Other assets	185	(129)
Accounts payable	(1,108)	40,732
Accrued expenses	106,147	(10,159)
Deferred revenue	17,243	27,681
Other liability	26,000	—

Net cash provided by (used in) operating activities	(88,989)	(160,692)

Cash flows from investing activities:
Capital expenditures	(19,981)	(32,472)
Purchase of intangible assets	—	(5,268)
Purchase of marketable securities	(210,325)	(559,507)
Maturities and sales of marketable securities	351,032	303,043
Acquisition and development of software assets	(12,737)	(1,126)
Increase in restricted cash	(101,160)	(1,870)

Net cash provided by (used in) investing activities	6,829	(297,200)

Cash flows from financing activities:
Principal payments on capital lease obligations	(754)	(593)
Proceeds from notes issuance	—	2,047
Debt issuance costs	—	(283)
Proceeds from subscription receivable, net	279	131
Proceeds from common stock issuance, net	—	493,497
Purchase of treasury stock	—	(11,723)
Payments for directed share program, net	169	(4,017)
Proceeds from exercise of stock options	780	290

Net cash provided by (used in) financing activities	474	479,349

Effect of exchange rate changes on cash	443	10

Net change in cash and cash equivalents	(81,243)	21,467
Cash and cash equivalents, beginning of period	210,253	132,549

Cash and cash equivalents, end of period	$129,010	$154,016

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$15,167	$8,501

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Stock Subscription Receivable	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2006	$156	$922,097	$(5,721)	$(720,857)	$(12,342)	$(132)	$183,201
Stock option exercises	1	779					780
Share-based compensation		20,079					20,079
Share-based award activity					(86)		(86)
Convertible notes converted into common stock		152					152
Directed share program transactions, net			169				169
Stock subscription receivable payments			279				279
Comprehensive loss:
Change in unrealized gain (loss) on available-for-sale investments						(42)	(42)
Foreign currency translation adjustment						327	327
Net loss				(267,788)			(267,788)

Total comprehensive loss	—	—	—	(267,788)	—	285	(267,503)

Balance at September 30, 2007	$157	$943,107	$(5,273)	$(988,645)	$(12,428)	$153	$(62,929)

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 1. Basis of Presentation and Significant Accounting Policies

Nature of Operations

Vonage Holdings Corp. (“Vonage”, “Company”, “we, “our”, “us”) is incorporated as a Delaware corporation. The original Certificate of Incorporation was filed in May 2000 as MIN-X.COM, INC., our original name, which was changed in February 2001 to Vonage Holdings Corp. We are a provider of broadband Voice over Internet Protocol (“VoIP”) services to residential and small business and home office customers. We launched service in the United States in October 2002, in Canada in November 2004 and in the United Kingdom in May 2005.

We have incurred significant operating losses since inception. As a result, we have generated negative cash flows from operations, and have an accumulated deficit at September 30, 2007 of $988,645. Our primary source of funds to date has been through the issuance of equity and debt securities, including net proceeds from our initial public offering (“IPO”) of $491,144 in May 2006, which includes costs of $1,896 incurred in 2005.

Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations, cash flows and statement of stockholders’ equity for the periods presented. The results for the three- and nine-month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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

Restricted Cash and Letters of Credit

In March 2007, a judgment was entered against us in the amount of $58,000 in our Verizon patent litigation. In April 2007, we posted a cash-collateralized $66,000 bond, which reflected the $58,000 jury award plus pre- and post-judgment interest and costs of

$8,000, to stay execution of the monetary judgment pending appeal. In July 2007, we made an additional payment into escrow of $11,885 for the second quarter 2007 royalty. This bond, escrow payment and the interest earned on the bond were reflected as short-term restricted cash, which balance was $78,146 at September 30, 2007.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Our credit card processors have established reserves to cover any exposure that they may have as we collect revenue in advance of providing services to our customers, which is a customary practice for companies that bill their customers in advance of providing services. As such, we have provided our credit card processors with cash reserves of $13,855 and a cash collateralized letter of credit for $10,000. In addition, we have a cash collateralized letter of credit for $7,000 as of September 30, 2007 and December 31, 2006 related to lease deposits for our offices. The total amount of collateralized letters of credit was $17,279 and $7,549 at September 30, 2007 and December 31, 2006, respectively. In the aggregate, cash reserves and collateralized letters of credit of $31,134 and $8,042 were recorded as long-term restricted cash at September 30, 2007 and December 31, 2006, respectively.

Software Costs

We capitalize certain costs, such as purchased software and internally developed software that we use for customer acquisition and customer care automation tools, in accordance with Statement of Position 98-1, Accounting for Costs of Computer Software Development or Obtained for Internal Use. These costs are classified as “Other Assets” in the consolidated balance sheet. In addition, in the third quarter of 2007, we reclassified computer software originally recorded in prior periods as property and equipment to Other Assets. Computer software is stated at cost less accumulated amortization and the estimated useful life is three years. Total computer software was $20,669 at September 30, 2007 and $7,931 at December 31, 2006, respectively, substantially all of which were external costs. Amortization expense was $1,023 and $250 for the three months ended September 30, 2007 and 2006, respectively, and $2,547 and $865 for the nine months ended September 30, 2007 and 2006, respectively.

Patents

Patent rights acquired in the settlement of litigation or by direct purchase are accounted for based upon the fair value of assets received.

In June 2006, we purchased three patents related to the compression of packetized digital signals commonly used in VoIP technology. In July 2006, we began amortizing the cost of these patents over their estimated useful lives of 2.7 years. Amortization expense was $484 and $233 for the three months ended September 30, 2007 and 2006, respectively, and $1,453 and $233 for the nine months ended September 30, 2007 and 2006, respectively. Annual amortization will be approximately $1,940.

In October 2007, in connection with the settlement of our patent litigation with Sprint, we acquired a license to use Sprint’s portfolio of “Voice over Packet” patents. The fair value assigned to these patents was $5,500. We began amortizing the cost of these patents in October 2007 over their estimated useful lives of 6.6 years. Annual amortization will be approximately $825.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, marketable securities, accounts receivable and accounts payable, approximate fair value because of their short maturities. The carrying amounts of our capital leases approximate fair value of these obligations based upon management’s best estimates of interest rates that would be available for similar debt obligations at September 30, 2007 and December 31, 2006. As of September 30, 2007, the estimated fair value of our convertible notes was approximately $212,906 based on the average price from private transactions as there is no public market for the convertible notes.

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

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

The following were excluded from the calculation of diluted earnings per common share because of their anti-dilutive effects:

	Three and Nine Months Ended September 30,
	2007	2006
Common stock warrants	3,085	3,085
Convertible notes	17,824	17,835
Restricted stock units	3,797	983
Employee stock options	19,116	16,569

	43,822	38,472

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

In September 2006, the FASB ratified the consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF No. 06-3”). The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, Universal Service Fund (“USF “) contributions and excise taxes. The Task Force concluded that entities should present these taxes in the income statement on either a gross or net basis, based on their accounting policy, which should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies.” If such taxes are significant and are presented on a gross basis, the amount of those taxes should be disclosed. The consensus on EITF No. 06-3 will be effective for interim and annual reporting periods beginning after December 15, 2006. We currently record sales, use and excise taxes on a net basis in our consolidated financial statements whereas USF contributions are recorded on a gross basis in our consolidated financial statements. The adoption of EITF No. 06-3 did not have a material effect on our consolidated results of operations.

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

•

On March 7, 2006, the Attorney General of Missouri issued a civil investigative demand (“CID”), for documents related to our emergency calling service. We responded to the CID on April 3, 2006. The Missouri Attorney General has not filed a complaint against us or taken other formal action.

•

We received a subpoena dated September 29, 2006 from the Commonwealth of Pennsylvania, Office of Attorney General, Bureau of Consumer Protection seeking a wide variety of documents. The Attorney General’s office has since agreed to narrow the scope of documents it seeks to certain materials relating to advertising to, and subscriptions by, Pennsylvania consumers, and the training and general form of compensation paid to personnel that market and provides customer care functions for our service. We made a rolling production of responsive materials, which was completed in 2006.

•

On November 9, 2007, the Assistant Attorney General for the Wisconsin Department of Justice issued a CID for documents related to our business, including our marketing efforts, local number portability (“LNP”) process, and cancellation practices. We are currently preparing a response to the CID. To date, the Wisconsin Attorney General has not filed a complaint against us or taken other formal action.

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

Patent Litigation.

•

Sprint. On October 4, 2005, a lawsuit was filed against us by Sprint Communications Company L.P. in the United States District Court for the District of Kansas. Sprint alleged that Vonage infringed seven patents in connection with providing VoIP services. On September 25, 2007, a jury found Vonage liable for having infringed the Sprint patents at issue. The jury awarded damages in the amount of $69,500, representing 5% of our revenue over the infringing period. On October 7, 2007, we entered into a Binding Memorandum of Understanding (the “MOU”) with Sprint pursuant to which we agreed to settle our ongoing patent dispute and agreed to enter into a licensing arrangement under Sprint’s “Voice over Packet” patent portfolio. Pursuant to the terms of the MOU, each party agreed not to assert infringement against the other party for any party’s current commercial business activities as of the date of the MOU or previously provided commercial business activities. We also agreed not to assert any other infringement action against Sprint unless Sprint first files a patent infringement claim against us for activities not licensed or not covered by the MOU. These covenants not to sue are non-transferable. The MOU provides that we shall pay Sprint the following:

•	$5,000 as a prepayment for telecommunications services to be purchased from Sprint by us over a two year period; and

•	$75,000 for a license for past and future use of Sprint’s patents.

The $5,000 prepayment for services will be recorded as an asset in the consolidated balance sheet in the fourth quarter of 2007 and will be expensed as we use the services. We believe that $69,500, the amount of the jury award, is a good indicator of fair value for past use of the license and has been recorded as selling, general and administrative expense in the consolidated statements of operations for the three and nine months ended September 30, 2007. The remaining $5,500 has been recorded as an intangible asset in the consolidated balance sheet as of September 30, 2007 and will be amortized over the remaining life of the patents.

The MOU also provides that Sprint may, at its option, elect to accept the terms and conditions of our settlement with Verizon in lieu of the terms of the MOU (the “Election Provision”). The MOU provides, however, that Sprint shall not be entitled to the financial terms of our settlement with Verizon for any funds paid to Verizon after the one-year period following the execution of the MOU, and the Election Provision will not apply to the extent that there are objective material adverse changes that would negatively effect us (“Vonage Material Adverse Change”) in the legal situation in the Verizon matter. An example of a Vonage Material Adverse Change that is expressly set forth in the MOU is if the stay of the injunction is lifted that would prevent us from adding new customers. We do not believe we will be obligated to make any additional payment to Sprint as a result of our settlement with Verizon.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

•

Verizon. On June 12, 2006, a lawsuit was filed against us and our subsidiary Vonage America Inc., by Verizon Services Corp., Verizon Laboratories Inc., and Verizon Communications, Inc. in the United States District Court for the Eastern District of Virginia. Verizon alleged that we infringed seven patents in connection with providing VoIP services and sought injunctive relief, compensatory and treble damages and attorney’s fees. After trial on the merits, a jury returned a verdict finding that Vonage infringed three of the patents-in-suit. The jury rejected Verizon’s claim for willful infringement, treble damages, and attorney’s fees, and awarded compensatory damages in the amount of $58,000 through February 2007. The trial court subsequently indicated that it would award Verizon $1,578 in prejudgment interest on the $58,000 jury award. The trial court issued a permanent injunction with respect to the three patents the jury found to be infringed effective April 12, 2007. The trial court further granted a partial stay which permits us to continue to service existing customers pending appeal, subject to deposit into escrow of a 5.5% royalty on a quarterly basis. In addition, in April 2007, we posted a cash-collateralized $66,000 bond, which reflected the $58,000 jury award plus pre-and-post judgment interest and costs of $8,000, to stay execution of the monetary judgment pending appeal. In July 2007, we made an additional payment into escrow of $11,885 for the royalty for the second quarter of 2007. These bond and escrow payments are reflected as short-term restricted cash on the consolidated balance sheet at September 30, 2007.

On April 6, 2007, we filed an amended notice of appeal as well as a motion for a full stay pending its appeal with the United States Court of Appeals for the Federal Circuit (“CAFC”). On September 26, 2007, the CAFC issued an opinion, affirming in part and reversing in part, the jury verdict. In particular, the CAFC reversed the jury verdict concerning infringement on the 880 patent. The CAFC vacated the $58,000 damage award, as well as the 5.5% royalty and remanded the case to the U.S. District Court for further proceedings. On October 10, 2007, we filed a motion for a review of the September 26th decision by the original three-judge panel or the full panel of the U.S. Court of Appeals for the Federal Circuit sitting en banc.

On October 25, 2007, we resolved our litigation and executed a settlement agreement with Verizon. The terms of the agreement require us to make a minimum payment of $80,000. We may also be required to pay Verizon an additional $40,000 unless there is an adverse decision by the United States Court of Appeals for the Federal Circuit (“Verizon Adverse Decision”) against Verizon as follows:

•	a new claim construction for any of the terms of the claims of the patents and a remand for a new trial on such claim construction;

•	a remand for a new trial of the patents on our defense of obviousness; or

•	the permanent injunction order entered by the Court is vacated, and/or vacated and remanded for further proceedings, with respect to the patents.

However, if there is a Verizon Material Adverse Change, we would not be obligated to pay Verizon any more than the $80,000 payment. We believe that it is not probable that there will be a Verizon Adverse Decision and therefore the maximum payment of $120,000 has been recorded in the consolidated financial statements at September 30, 2007. Through September 30, 2007, we have recorded $83,950 as a royalty expense included in cost of revenue and $3,424 as interest expense related to the Verizon patents of which $51,345 and $1,170, respectively, were recorded in the year ended December 31, 2006. The remaining $32,626 has been recorded as selling, general and administrative expense in the consolidated statement of operations for the period ended September 30, 2007.

•

Klausner Technologies. On July 10, 2006, a lawsuit was filed against us and Vonage America by Klausner Technologies, Inc., (“Klausner”), in the United States District Court for the Eastern District of Texas. Klausner alleged that we infringed one of its patents concerning voice mail technology. Klausner sought injunctive relief, compensatory and treble damages and attorney’s fees. On October 10, 2007, we reached a settlement with Klausner which provides us with a patent license related to voicemail services. The settlement has been recorded as selling, general and administrative expense in the consolidated statement of operations for the period ended September 30, 2007 and was not material to our financial statements.

•

Rates Technology. On October 31, 2007, we settled a dispute with Rates Technology (“Rates”) regarding two patents held by Rates relating to the least cost routing of telephone calls over the public switched telephone network. The settlement has been recorded as selling, general and administrative expense in the consolidated statement of operations for the period ended September 30, 2007 and was not material to our financial statements.

•

Web Telephony, LLC. On March 14, 2007, Web Telephony, LLC filed suit in the United States District Court for the Eastern District of Texas against us and several other defendants. Web Telephony alleges that we are infringing two telecommunications patents held by Web Telephony and seeks injunction relief, compensatory and treble damages and attorneys’ fees. On September 1, 2007, Web Telephony filed an amended complaint, which dropped claims against AT&T, Inc., but retained claims against another AT&T entity (AT&T Corporation). Vonage filed its answer to the amended complaint and counterclaims on September 18, 2007. We intend to contest Web Telephony’s infringement allegations vigorously. The Court has not set a discovery or trial schedule in this matter. We presently are unable to assess the likelihood of a favorable or unfavorable outcome in this matter or to estimate the amount of liability in the event of an unfavorable outcome.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

IPO Litigation. During September and July 2006, Vonage, several of our officers and directors, and the firms who served as the underwriters in our initial public offering (“IPO”) were named as defendants in several purported class action lawsuits arising out of our IPO. The cases were filed in the United States District Court for the District of New Jersey, the United States District Court for the Southern District of New York, the Supreme Court of the State of New York, which was subsequently removed to the United States District Court for the Eastern District of New York, and the Superior Court of New Jersey, which was subsequently removed to the United States District Court for the District of New Jersey.

The complaints assert claims under the federal securities laws on behalf of a professed class consisting of all those who were allegedly damaged as a result of acquiring our common stock in connection with our IPO. The complaints allege, among other things, that we omitted and/or misstated certain facts concerning the IPO’s Customer Directed Share Program. Some complaints also allege the IPO prospectus contained misrepresentations or omissions concerning certain of our products and/or the prior experience of some of our management. One complaint which was voluntarily dismissed included an allegation of open market securities fraud during a purported class period of May 24, 2006 to September 19, 2006 in addition to claims arising out of the IPO. On January 9, 2007, the Judicial Panel on Multidistrict Litigation transferred all remaining complaints to the District of New Jersey. Following briefing by the various plaintiffs in order to appoint lead plaintiff, the Court held a hearing on July 25, 2007 to select the lead plaintiff. By Order dated September 7, 2007, the Court appointed Zyssman Group as the lead plaintiff, and the law firm of Zwerling, Schachter & Zwerling, LLP as lead counsel. By Order dated September 26, 2007, the Court entered a stipulation by which the plaintiffs agreed to file a consolidated complaint by November 19, 2007, with the defendants responding to the consolidated complaint by January 18, 2008.

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

For example, there are various class actions, on behalf of both nationwide and state classes, pending in New Jersey, Washington and California generally alleging that we delayed and/or refused to allow consumers to cancel their Company service; failed to disclose procedural impediments to cancellation; failed to adequately disclose that their 30-day money back guarantee does not give consumers 30 days to try out our services; suppressed and concealed the true nature of our services and disseminated false advertising about the quality, nature and terms of our services; imposed an unlawful early termination fee; and invoked unconscionable provisions of our Terms of Service to the detriment of customers. On May 11, 2007, plaintiffs in one action petitioned the Judicial Panel on Multidistrict Litigation (the “Panel”), seeking transfer and consolidation of the pending actions to a single court for coordinated pretrial proceedings pursuant to 28 U.S.C. § 1407. The motion was heard on July 26, 2007 in Minneapolis, Minnesota and the Panel, in an Order dated August 15, 2007, transferred the pending actions to the United States District Court for the District of New Jersey. On October 1, 2007, plaintiffs in one action moved before the Court for Consolidation and Appointment of Co-Lead Counsel of the actions, and requested time to file an Amended Consolidated Complaint. The Court has not yet ruled on the motion.

Although we believe that we have meritorious defenses to the claims made in each of the aforementioned complaints and intend to contest each lawsuit vigorously, an adverse resolution of any of the lawsuits may have a material adverse effect on our financial position and results of operations in the period in which the lawsuits are resolved. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuits.

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

On June 1, 2007, the District of Columbia Court of Appeals vacated the portion of the Federal Communications Commission’s (“FCC”) USF Order which required interconnected VoIP providers to make double USF payments in violation of the carrier’s carrier rule. However, the Court failed to decide how interconnected VoIP providers would recover the USF payments made to underlying carriers. Vonage continues to pursue actions to recover all methods of payments that were made from the FCC’s violation of double payments and the carrier’s carrier rule.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

On September 15, 2007, the FCC released its Order extending the disability access requirements of Section 255 and 225 to interconnected VoIP services and to manufacturers of specially designed equipment used to provide VoIP services. The Order also required interconnected VoIP providers to contribute to the TRS Fund and offer 711 dialing for access to relay services. Vonage has complied effective October 5, 2007.

On October 9, 2007, the FCC’s Consumer and Governmental Affairs Bureau issued an Order granting in part several waiver requests related to VoIP 711 dialing. The Order waives for six months the requirement that interconnected VoIP service providers transmit 711 calls to an appropriate relay provider. In the second part of the waiver, the Bureau waived for six months traditional TRS providers’ obligation to call an appropriate PSAP when receiving, via interconnected VoIP services, a 711 call concerning an emergency.

Under the direction of the FCC waiver, Vonage, as an interconnected VoIP service, is providing reminders to subscribers to dial 911 directly in the event of an emergency.

E-911

On September 3, 2005, the FCC released its VoIP E-911 order (the “Order”). Pursuant to the Order, we were required (i) to notify our customers of the differences between the emergency services available through us and those available through traditional telephony providers and to receive affirmative acknowledgment from all of our customers that they understand the nature of the emergency services available through our service and (ii) to provide E-911 services to 100% of our subscribers by November 28, 2005. We have received affirmative acknowledgment from substantially all of our customers that they understand our emergency services and therefore we are substantially in compliance with both aspects of the Order. On November 28, 2005, we filed a petition for extension of time and limited waiver of certain of the enhanced emergency service requirements. To the extent the waiver is necessary and remains ungranted, we are at risk of an enforcement action including fines, penalties and/or an order to cease and desist selling and marketing our services in certain areas where E-911 service is unavailable. We regularly update the FCC on our E-911 deployment efforts.

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

CPNI

On April 2, 2007, the FCC released its Order extending the application of the customer proprietary network information (“CPNI”) rules to interconnected VoIP providers. The Commission’s CPNI rules were published with an effective date of December 8, 2007. Vonage is preparing to comply.

CPNI includes information such as the phone numbers called by a consumer; the frequency, duration, and timing of such calls; and any services/features purchased by the consumer, such as call waiting, call forwarding, and caller ID.

Under the FCC’s existing rules, carriers may not use CPNI without customer approval except in circumstances related to their provision of existing services, and must comply with detailed customer approval processes when using CPNI outside of these circumstances. The new CPNI requirements are aimed at establishing more stringent security measures for access to a customer’s CPNI data in the form of enhanced passwords for on-line access and call-in access to account information as well as customer notification of account or password changes.

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

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

State and Municipal Taxes

For a period of time, we did not collect or remit state or municipal taxes (such as sales, excise, and ad valorem taxes), fees or surcharges (“Taxes”) on the charges to our customers for our services, except that we have historically complied with the New Jersey sales tax. We have received inquiries or demands from a number of state and municipal taxing and 911 agencies seeking payment of Taxes that are applied to or collected from customers of providers of traditional public switched telephone network services. Although we have consistently maintained that these Taxes do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations, a number of states have changed their statutes as part of the streamlined sales tax initiatives and we are now collecting and remitting sales taxes in those states. In addition, a few states address how VoIP providers should contribute to support public safety agencies, and in those states we began to remit fees to the appropriate state agencies. We have also contacted authorities in each of the other states to discuss how we can financially contribute to the 911 system. We do not know how all these discussions will be resolved, but there is a possibility that we will be required to pay or collect and remit some or all of these Taxes in the future. Additionally, some of these Taxes could apply to us retroactively. As such, we have recorded a reserve of $5,541 at September 30, 2007 as our best estimate of the potential tax exposure for any retroactive assessment. We believe the maximum estimated exposure for retroactive assessments is $14,890 as of September 30, 2007.

Purchase Obligations

At September 30, 2007, future commitments for purchase obligations include $8,300 for the purchase of integrated circuit chips through 2009 and $5,135 for device handsets through 2010.

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

In 2006, we reimbursed $6,110 of the indemnification obligation due to the Underwriters in accordance with the Underwriting Agreement. For the year ended December 31, 2006 and the nine months ended September 30, 2007, we received $684 and $169, respectively, in payments from certain participants in the DSP that had been allocated shares and failed to pay for such shares.

Note 4. Subsequent Events

Patent Litigation and Disputes

Subsequent to September 30, 2007, we settled various patent litigation and disputes. For more information please see Note 2.

AT&T Patent Litigation

On October 17, 2007, AT&T filed a patent infringement claim against us in the U.S. District Court of the Western District of Wisconsin. AT&T is seeking injunctive relief, compensatory and treble damages and attorneys’ fees in unspecified amounts. The complaint relates to a single patent for a wide area packet telephony system. We have been in discussions with AT&T to resolve this matter for some time, and on November 5, 2007, we reached an agreement in principle with AT&T to settle this matter. The general terms of the agreement would require us to pay $39,000 over a five-year period. Also, AT&T would agree to dismiss the lawsuit against us, and we would agree to dismiss a case against AT&T. If negotiations of a definitive settlement agreement fails, then we intend to vigorously defend ourselves in this matter. We believe that the agreement to settle this matter requires us to record the settlement in the third quarter of 2007 in accordance with SFAS No.5 “Accounting for Contingencies”. In the third quarter of 2007, we have recorded $29,000 in our consolidated statement of operations as selling, general and administrative expense, which is the present value of the $39,000, using a discount rate of 12%. We will amortize the difference between the present value of $29,000, of which $26,000 was recorded as a long-term liability, and the $39,000 to interest expense over the term of the payments using the effective interest method.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Regulation

Local Number Portability

On October 31, 2007, the FCC adopted an Order and Notice of Proposed Rulemaking regarding LNP. The Order was released by the Commission on November 8, 2007, but has not been published in the Federal Register. The Order will not become effective until published in the Federal Register. In the announcement of the Order, the FCC’s Wireline Competition Bureau reported that the Order is to clarify that LNP obligations extend to interconnected VoIP providers, such as Vonage, and the telecommunications carriers that obtain numbers for them. It was further announced by the FCC, that the Order clarifies the roles of traditional telephone companies and that they may not obstruct or delay number porting by demanding excess information from the customer’s new provider. The FCC specifically concluded that a simple port should be based on four fields: (1) 10-digit telephone number, (2) customer account number, (3) 5-digit zip code, and (4) pass code, if applicable. Finally, the FCC tentatively concluded that it should require the industry to complete a “simple port” in 48 hours.

Upon the release of the Order, we provided all business units with an initial analysis of the Order and its requirements. We also intend to have discussions with our telecommunications carriers and other industry partners concerning the support of meet these compliance obligations.

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

Overview

We are a leading provider of broadband telephone services with over 2.5 million subscriber lines as of September 30, 2007. Our services use Voice over Internet Protocol, or VoIP, technology, which enables voice communications over the Internet through the conversion and compression of voice signals into data packets. In order to use our service offerings, customers must have access to a broadband Internet connection with sufficient bandwidth (generally 60 kilobits per second or more) for transmitting those data packets.

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

We launched our service in the United States in October 2002, in Canada in November 2004 and in the United Kingdom in May 2005. Since our U.S. launch, we have experienced rapid revenue and subscriber line growth. While our revenue has grown rapidly, we have incurred an accumulated deficit of $988.6 million from our inception through September 30, 2007. Although our net losses initially were driven primarily by start-up costs and the cost of developing our technology, more recently our net losses have been driven by our growth strategy and litigation costs. In order to grow our customer base and revenue, we chose to spend a significant amount on marketing, rather than seeking to generate net income. In addition, we plan to continue to invest in research and development and customer care. In the first quarter of 2007, we announced a plan to balance growth with profitability and chose to reduce our marketing expense in 2007 as compared to 2006. We incurred marketing expense of $220.6 million and $269.8 million for the nine months ended September 30, 2007 and 2006, respectively. We incurred a net loss of $267.8 million, which includes $168.0 million in royalty, interest and litigation settlement costs related to the Verizon, AT&T, Sprint and other patent settlement agreements, and $221.5 million for the nine months ended September 30, 2007 and 2006, respectively. We intend to continue to pursue a balance of growth with profitability because we believe it will position us as a strong competitor in the long term. Although we believe we will achieve profitability in the future, we ultimately may not be successful and we may never achieve profitability.

On April 11, 2007, we determined to reduce our total workforce by approximately 10% in the second quarter of 2007 to reduce costs and improve efficiency. We anticipate incurring a charge of approximately $5.0 million in 2007, all of which would be for one-time employee termination benefits. As of September 30, 2007, we recorded $4.2 million of such cost.

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

Subscriber line growth. Since our launch, we have experienced rapid subscriber line growth. For example, we grew from 390,566 subscriber lines as of December 31, 2004 to 1,269,038 as of December 31, 2005 and to 2,224,111 as of December 31, 2006. In addition, we grew from 2,057,844 subscriber lines as of September 30, 2006 to 2,524,211 as of September 30, 2007, or approximately

500,000 incremental subscriber lines. We believe we will continue to add subscriber lines in future periods; however, we do not expect to sustain our historical subscriber line growth rate on a percentage basis due to a combination of increased competition, a significantly larger and growing customer base and increasing saturation among our initial target customer base, which included many early adopters.

Average monthly customer churn. For the three months ended September 30, 2007, we experienced average monthly customer churn of 3.0% compared to 2.6% for the three months ended September 30, 2006. We believe this increase was driven, in part, by inconsistent user experience with our service, quality of our service, increased competition and the uncertainty surrounding our patent infringement litigation with Verizon and Sprint. We believe that our churn will fluctuate over time due to increased competitive pressures and market place perception of our services.

Average monthly revenue per line. Our average monthly revenue per line increased to $28.24 for the three months ended September 30, 2007 compared to $27.59 for the three months ended September 30, 2006. We continue to expect stability in our pricing environment. In October 2006, we began collecting Universal Service Fund (“USF”) from our customers, which has increased average monthly revenue per line. In addition, an increasing number of customers are choosing the residential unlimited plan as a result of the first month free promotion which has a positive effect on longer term average monthly revenue per line. These increases could be negatively affected by the timing and duration of promotions such as the second line promotion introduced in late May 2006. In addition, in May 2006 we started offering free calls to certain countries in Europe for customers on our unlimited plans, which will decrease average monthly revenue per line. In March 2007, we also reduced international rates to certain countries to one cent per minute, which we believe will also decrease our average monthly revenue per line.

Average monthly total direct cost of telephony services per line. Our average monthly total direct cost of telephony services per line increased to $8.80 for the three months ended September 30, 2007 compared to $7.06 for the three months ended September 30, 2006. This increase was due to the Verizon royalty that we are required to escrow of $1.49 per line in 2007 and taxes we pay on our services including government-imposed taxes such as USF. This was offset by a decrease for changes in customers’ calling patterns as international calling is a lower portion of our overall call volume and our fixed network costs are being spread over a larger subscriber line base.

Regulation. Our business has developed in an environment largely free from regulation. However, the United States and other countries have begun to examine how VoIP services should be regulated, and a number of initiatives could have an impact on our business. For example, the FCC has concluded that wireline broadband Internet access, such as DSL and Internet access provided by cable companies, is an information service and is subject to lighter regulation than telecommunications services. This order may give providers of wireline broadband Internet access the right to discriminate against our services, charge their customers an extra fee to use our service or block our service. We believe it is unlikely that this will occur on a widespread basis, but if it does it would have a material adverse effect on us. Other regulatory initiatives include the assertion of state regulatory authority over us, FCC rulemaking regarding emergency calling services, local number portability, disability access and proposed reforms for the intercarrier compensation system. In addition, in 2006 the FCC concluded that VoIP providers must begin contributing to the USF on October 1, 2006. The Internal Revenue Service, however, has discontinued the requirement to collect the Federal Excise Tax, which we stopped collecting on September 24, 2006. Complying with regulatory developments may affect our business by increasing our operating expenses, including legal and consulting fees, requiring us to make significant capital expenditures or increasing the taxes and regulatory fees we pay.

Operating Revenues

Operating revenues consists of telephony services revenue and customer equipment and shipping revenue.

Telephony services revenue. Substantially all of our operating revenues are telephony services revenue. In the United States, we offer two residential plans, “Residential Premium Unlimited” and “Residential Basic 500,” and two small business and home office plans, “Small Business Unlimited” and “Small Business Basic.” Each of our unlimited plans offers unlimited domestic calling as well as unlimited calling to Puerto Rico, Canada and selected European countries, subject to certain restrictions, and each of our basic plans offers a limited number of domestic calling minutes per month. Also, we currently offer international calling plans that are bundled with our Residential Premium Unlimited plan where a customer can make calls to a chosen international region. Under our basic plans, we charge on a per minute basis when the number of domestic calling minutes included in the plan is exceeded for a particular month. International calls (except for calls to certain European countries under our unlimited plans and a variety of countries under international calling plans) are charged on a per minute basis. These per minute fees are not included in our monthly subscription fees. We offer similar plans in Canada and the United Kingdom.

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

Prior to August 15, 2007, we accepted returns of customer equipment up to 30 days. Subsequent to August 15, 2007, customers have up to 60 days to return equipment. For all subscribers who became our customers from July 1, 2005 to February 1, 2007, we charged a disconnect fee to customers who terminated their service within one year of activation. For subscribers who became customers after February 1, 2007, we charge a disconnect fee to those customers who terminate their service within two years of activation. Disconnect fees are recorded as revenue and are recognized at the time the customer terminates service.

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

Total direct cost of telephony services. Total direct cost of telephony services primarily consists of fees that we pay to third parties on an ongoing basis in order to provide our services. These fees include:

•

Access charges that we pay to other telephone companies to terminate domestic and international calls on the public switched telephone network. These costs represented approximately 43% and 60% of our direct cost of telephony services for the three months ended September 30, 2007 and 2006, respectively, with a portion of these payments ultimately being made to incumbent telephone companies. When a Vonage subscriber calls another Vonage subscriber, we do not pay an access charge.

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

•	The cost of complying with FCC regulations regarding VoIP emergency services, which require us to provide enhanced emergency dialing capabilities to transmit 911 calls for all of our customers.

•	Taxes that we pay on our purchase of telecommunications services from our suppliers or imposed by government agencies such as Federal USF.

•	Royalties for use of third-party intellectual property.

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

•	Compensation expense related to stock-based awards to employees and directors.

•	Outsourced labor related to customer care and retail in-store support activities.

•	Transaction fees paid to credit card, debit card or ECP companies, which include a per transaction charge in addition to a percent of billings charge.

•	Rent and related expenses.

•	Professional fees for legal, accounting, tax, public relations, lobbying and development activities.

•	Litigation settlements.

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

Key Operating Data

The following table contains certain key operating data that our management uses to measure the growth of our business and our operating performance:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Gross subscriber line additions	299,978	359,148	869,311	1,158,044
Net subscriber line additions	77,763	204,591	300,100	788,806
Subscriber lines (at period end)	2,524,211	2,057,844	2,524,211	2,057,844
Average monthly customer churn	3.0%	2.6%	2.7%	2.4%
Average monthly revenue per line	$28.24	$27.59	$28.66	$28.45
Average monthly telephony services revenue per line	$27.32	$26.52	$27.78	$27.10
Average monthly total direct cost of telephony services per line	$8.80	$7.06	$9.12	$8.00
Marketing costs per gross subscriber line addition	$206.30	$254.26	$253.81	$232.95
Employees (excluding temporary help) (at period end)	1,559	1,675	1,559	1,675

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

Subscriber lines. Our subscriber lines include, as of a particular date, all subscriber lines from which a customer can make an outbound telephone call on that date. Our subscriber lines include fax lines and SoftPhones but do not include our virtual phone numbers or toll free numbers, which only allow inbound telephone calls to customers. We added approximately 500,000 subscribers from 2,057,844 subscriber lines as of September 30, 2006 to 2,524,211 as of September 30, 2007.

Average monthly customer churn. Average monthly customer churn for a particular period is calculated by dividing the number of customers that terminated during that period by the simple average number of customers during the period, and dividing the result by the number of months in the period. The simple average number of customers during the period is the number of customers on the first day of the period, plus the number of customers on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first 30 days after activation. Our average monthly customer churn was 3.0% for the three months ended September 30, 2007 compared to 2.6% for the three months ended September 30, 2006. We monitor churn on a daily basis and use it as an indicator of the level of customer satisfaction. Other companies may calculate churn differently, and their churn data may not be directly comparable to ours. Customers who have been with us for a year or more tend to have a significantly lower churn rate than customers who have not. Our churn will fluctuate over time and may increase due to competitive pressures, market place perception of our services and our ability to add future innovative products and services.

Average monthly revenue per line. Average monthly revenue per line for a particular period is calculated by dividing our total revenue for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. The simple average number of subscriber lines for the period is the number of subscriber lines on the first day of the period, plus the number of subscriber lines on the last day of the period, divided by two. Our average monthly revenue per line was $28.24 for the three months ended September 30, 2007 compared to $27.59 for the three months ended September 30, 2006.

Average monthly telephony services revenue per line. Average monthly telephony services revenue per line for a particular period is calculated by dividing our total telephony services revenue for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. Our average monthly telephony services revenue per line was $27.32 for the three months ended September 30, 2007 compared with $26.52 for the three months ended September 30, 2006.

Average monthly total direct cost of telephony services per line. Average monthly direct total cost of telephony services per line for a particular period is calculated by dividing our direct cost of telephony services for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. We use the average monthly total direct cost of telephony services per line to evaluate how effective we are at managing our costs of providing service. Our average monthly total direct cost of telephony services per line increased from $7.06 for the three months ended September 30, 2006 to $8.80 for the three months ended September 30, 2007, primarily due to the Verizon royalty of $1.49 per line that we were required to put in escrow.

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

Employees. Employees represent the number of personnel that are on our payroll and exclude temporary or outsourced labor. We reduced our total workforce by approximately 10% in the second quarter of 2007 to reduce costs and improve efficiency. We anticipate incurring a charge of approximately $5.0 million in 2007, all of which would be for one-time employee termination benefits. We recorded $0.5 million and $4.2 million of such cost for the three and nine months ended September 30, 2007.

Results of Operations

The following table sets forth, as a percentage of consolidated operating revenues, our consolidated statement of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Operating Revenues:
Telephony services	97%	96%	97%	95%
Customer equipment and shipping	3	4	3	5

	100	100	100	100

Operating Expenses:
Direct cost of telephony services (excluding depreciation and amortization)	27	26	27	28
Royalty	5	—	5	—

Total direct cost of telephony services	32	26	32	28
Direct cost of goods sold	8	10	7	12
Selling, general and administrative	104	45	65	45
Marketing	29	56	36	63
Depreciation and amortization	4	4	4	4

	177	141	144	152

Loss from operations	(77)	(41)	(44)	(52)

Other Income (Expense):
Interest income	2	5	2	3
Interest expense	(3)	(1)	(3)	(3)

	(1)	4	(1)	—
Loss before income tax benefit (expense)	(78)	(37)	(45)	(52)

Income tax benefit (expense)	—	—	—	—

Net loss	(78)%	(37)%	(45)%	(52)%

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

Telephony Services Revenue, Direct Cost of Telephony Services and Royalty

	Three Months Ended September 30,		$ Change	% Change
	2007	2006
	(dollars in thousands)
Telephony services	$203,724	$155,611	$48,113	31%
Direct cost of telephony services (excluding depreciation and amortization of $4,312 and $3,022, respectively)	54,463	41,396	13,067	32%
Royalty	11,139	—	11,139	*

Telephony services revenue. The increase in telephony services revenue of $48.1 million, or 31%, was primarily due to an increase of $33.5 million in monthly subscription fees resulting from an increased number of subscriber lines, which grew from 2,057,844 at September 30, 2006 to 2,524,211 at September 30, 2007. Also, the growing number of subscriber lines generated additional revenue from activation fees of $1.1 million, increased revenue of $1.7 million from a higher volume of international calling, increased revenue of $0.4 million from customers exceeding their plan minutes and increased revenue of $14.4 million in regulatory fees we collected from customers, including $11.6 million of USF which we began collecting on October 1, 2006. Additionally, add-on features to our service plans generated an increase of $0.9 million. We also had a $0.8 million increase in the fees we charge for disconnecting our service, offset by a $0.5 million increase in credits we issued and a $4.5 million increase in bad debt expense partially attributable to the extension to our customer grace period for non-payment in the second quarter of 2007. We believe that telephony services revenue will continue to increase in 2007 compared to 2006, as we expect an increase in the number of subscribers. However, we do not expect the same rapid growth as in prior years.

Direct cost of telephony services. The increase in direct cost of telephony services of $13.1 million, or 32%, was primarily due to the taxes that we pay on our purchase of telecommunications services from our suppliers and imposed by government agencies of $11.6 million for USF fees we began collecting on October 1, 2006. Our network costs, which includes costs for co-locating in other carriers’ facilities, for leasing phone numbers, routing calls on the Internet, and transferring calls to and from the Internet to the public switched telephone network, increased by $2.9 million. In addition, the cost of porting phone numbers for our customers increased by $0.4 million. This was offset by the decrease in termination cost of $1.6 million, primarily related to the decrease in domestic usage cost due to better per minute rates as a result of competition.

Royalty. The increase in royalty of $11.1 million was due to the judgment entered against us in our patent litigation with Verizon.

Customer Equipment and Shipping Revenue and Direct Cost of Goods Sold

	Three Months Ended September 30,		$ Change	% Change
	2007	2006
	(dollars in thousands)
Customer equipment and shipping	$6,810	$6,235	$575	9%
Direct cost of goods sold	17,057	16,934	123	1%

Customer equipment and shipping gross loss	$(10,247)	$(10,699)	$452	4%

Customer equipment and shipping revenue. Our customer equipment and shipping revenue increased by $0.6 million, or 9%, was due to a decrease in the number of rebates issued in 2007 of $3.7 million offset by a reduction in customer equipment sales of $2.7 million and $0.4 million in shipping revenue due to fewer period-over-period subscriber line additions and a free shipping promotion to attract former SunRocket customers to subscribe to our service.

Direct cost of goods sold. The increase in direct cost of goods sold of $0.1 million, or 1%, was due to an increase in the cost of customer equipment of $0.2 million offset by a decrease in shipping costs.

Selling, General and Administrative

	Three Months Ended September 30,		$ Change	% Change
	2007	2006
	(dollars in thousands)
Selling, general and administrative	$217,939	$72,052	$145,887	202%

Selling, general and administrative. The increase in selling, general and administrative expenses of $145.9 million, or 202%, was due to several reasons. Settlement expenses for $133.0 million related to our patent litigation with Sprint, AT&T, Verizon and others were recorded in the quarter ended September 30, 2007 and account for a substantial majority of the increase. There were increases in recruiting expense and outsourced labor costs of $2.7 million offset by a reduction in salaries and employee-related benefits of $1.5 million. As we continued to add customers, our credit card, debit card and ECP fees have increased as well by $1.3 million. We also experienced an increase in professional fees of $6.3 million primarily related to legal fees for our patent infringement litigation, which was offset by the decrease in compensation expense for stock-based awards of $1.1 million. Also, our facility maintenance and other administrative expenses increased by $1.7 million as well. We started our Kiosk sales channels in 2007, which increased our expense by $3.0 million for operating and start-up related expenses during the three months ended September 30, 2007.

Marketing

	Three Months Ended September 30,		$ Change	% Change
	2007	2006
	(dollars in thousands)
Marketing	$61,885	$91,316	$(29,431)	(32)%

Marketing. The decrease in marketing expense of $29.4 million, or 32%, was driven by the plan to balance growth with profitability with decreases in television, online, retail, telemarketing and direct mail advertising, which was offset by an increase in alternative media advertising.

Depreciation and Amortization

	Three Months Ended September 30,		$ Change	% Change
	2007	2006
	(dollars in thousands)
Depreciation and amortization	$8,563	$5,946	$2,617	44%

Depreciation and amortization. The increase in depreciation and amortization of $2.6 million, or 44%, was due to an increase in capital expenditures primarily for the continued expansion and upgrade of our network and amortization related to patents.

Other Income (Expense)

	Three Months Ended September 30,		$ Change	% Change
	2007	2006
	(dollars in thousands)
Interest income	$4,238	$7,721	(3,483)	(45)%
Interest expense	(5,424)	(3,999)	(1,425)	(36)%
Other, net	(36)	(108)	72	67%

	$(1,222)	$3,614	$(4,836)

Interest income. The decrease in interest income of $3.5 million, or 45%, was due to the decrease in cash, cash equivalents and marketable securities for the three months ended September 30, 2007 compared to the three months ended September 30, 2006.

Interest expense. Interest expense was primarily related to interest on our convertible notes that were issued in December 2005 and January 2006, which was the same for the three months ended September 30, 2007 and 2006. The increase in interest expense was partially due to the interest expense on the Verizon judgment and royalty.

Provision for Income Taxes

We have net losses for financial reporting purposes. Recognition of deferred tax assets will require generation of future taxable income. There can be no assurance that we will generate sufficient taxable income in future years. Therefore, we established a valuation allowance on net deferred tax assets of $386.4 million as of September 30, 2007.

As of September 30, 2007, we had net operating loss carryforwards for U.S. federal and state tax purposes of $542.3 million and $521.6 million, respectively, expiring at various times from years ending 2020 through 2027. In addition, we had net operating loss carryforwards for Canadian tax purposes of $55.7 million expiring through 2014. We also had net operating loss carryforwards for United Kingdom tax purposes of $23.9 million with no expiration date.

Net Loss

	Three Months Ended September 30,		$ Change	% Change
	2007	2006
	(dollars in thousands)
Net loss	$(161,828)	$(62,184)	$(99,644)	(160)%

Net Loss. Based on the explanations described above, our net loss of $161.8 million for the three months ended September 30, 2007 increased by $99.6 million, or 160%, from $62.2 million for the three months ended September 30, 2006.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

Telephony Services Revenue, Direct Cost of Telephony Services and Royalty

	Nine Months Ended September 30,		$ Change	% Change
	2007	2006
	(dollars in thousands)
Telephony services	$593,561	$405,732	$187,829	46%
Direct cost of telephony services (excluding depreciation and amortization of $12,616 and $8,707, respectively)	162,364	119,753	42,611	36%
Royalty	32,606	—	32,606	*

Telephony services revenue. The increase in telephony services revenue of $187.8 million, or 46%, was primarily due to an increase of $136.8 million in monthly subscription fees resulting from an increased number of subscriber lines, which grew from 2,057,844 at September 30, 2006 to 2,524,211 at September 30, 2007. Also, the growing number of subscriber lines generated additional revenue from activation fees of $4.1 million, increased revenue of $7.1 million from a higher volume of international calling, increased revenue of $2.7 million from customers exceeding their plan minutes and increased revenue of $44.4 million in regulatory fees we collected from customers including $31.4 million of USF which we began collecting on October 1, 2006. Additionally, add-on features to our service plans generated an increase of $4.1 million. We also had a $4.6 million increase in the fees we charge for disconnecting our service offset by a $12.2 million increase in bad debt expense and a $4.3 million increase in credits we issued.

Direct cost of telephony services. The increase in direct cost of telephony services of $42.6 million, or 36%, was primarily due to the increase in the number of subscriber lines, which increased the costs that we pay other phone companies for terminating phone calls by $6.2 million. Our network costs, which includes costs for co-locating in other carriers’ facilities, for leasing phone numbers, routing calls on the Internet, and transferring calls to and from the Internet to the public switched telephone network, increased by $6.9 million and our costs for E911 increased by $0.5 million. In addition, the taxes that we pay on our purchase of telecommunications services from our suppliers and imposed by government agencies increased our costs by $30.6 million, including $31.4 million of USF fees paid, which we began collecting on October 1, 2006, offset by a decrease of $1.8 million based on a ruling we won in June 2007 that double charging of USF by our suppliers is inappropriate. These increases were partially offset by a reduction in the cost of porting phone numbers for our customers by $2.1 million.

Royalty. The increase in royalty of $32.6 million was due to the judgment entered against us in our patent litigation with Verizon.

Customer Equipment and Shipping Revenue and Direct Cost of Goods Sold

	Nine Months Ended September 30,		$ Change	% Change
	2007	2006
	(dollars in thousands)
Customer equipment and shipping	$18,815	$20,202	$(1,387)	(7)%
Direct cost of goods sold	41,633	50,561	(8,928)	(18)%

Customer equipment and shipping gross loss	$(22,818)	$(30,359)	$7,541	25%

Customer equipment and shipping revenue. Our customer equipment and shipping revenue decreased by $1.4 million, or 7%, primarily due to a decrease in shipping revenue due to fewer period-over-period subscriber line additions.

Direct cost of goods sold. The decrease in direct cost of goods sold of $8.9 million, or 18%, was due to the period-over-period decrease in new subscriber line additions which decreased the customer equipment cost by $6.8 million and costs for shipping customer equipment by $2.1 million.

Selling, General and Administrative

	Nine Months Ended September 30,		$ Change	% Change
	2007	2006
	(dollars in thousands)
Selling, general and administrative	$397,133	$191,036	$206,097	108%

Selling, general and administrative. The increase in selling, general and administrative expenses of $206.1 million, or 108%, was due to several reasons. Settlement expenses of $133.0 million related to our patent litigation with Sprint, AT&T, Verizon and others were recorded in the quarter ended September 30, 2007 and account for a substantial majority of the increase. There was an increase in average employees for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. This increase resulted in higher wages, employee-related benefits and outsourced labor costs of $30.3 million offset by a reduction in recruiting costs of $1.1 million. Due to the 10% workforce reduction in April 2007, we incurred additional severance cost of $3.7 million in 2007. As we continued to add customers, our credit card, debit card and ECP fees have increased as well by $5.2 million. We also experienced an increase in professional fees of $23.8 million primarily related to legal fees for our patent infringement litigation offset by a reduction of $1.9 million in tax expense for what we potentially might owe for sales tax. Also, our facility maintenance and other administrative expenses increased by $7.4 million as well. We started our Kiosk sales channels in 2007, which increased our expense by $5.6 million for operating and start-up expenses during the nine months ended September 30, 2007.

Marketing

	Nine Months Ended September 30,		$ Change	% Change
	2007	2006
	(dollars in thousands)
Marketing	$220,641	$269,768	$(49,127)	(18)%

Marketing. The decrease in marketing expense of $49.1 million, or 18%, was driven by the plan to balance growth with profitability with decreases in television, online, retail, telemarketing and direct mail advertising, which was offset by an increase in alternative media advertising.

Depreciation and Amortization

	Nine Months Ended September 30,		$ Change	% Change
	2007	2006
	(dollars in thousands)
Depreciation and amortization	$24,613	$16,645	$7,968	48%

Depreciation and amortization. The increase in depreciation and amortization of $8.0 million, or 48%, was due to an increase in capital expenditures primarily for the continued expansion and upgrade of our network and amortization related to patents.

Other Income (Expense)

	Nine Months Ended September 30,		$ Change	% Change
	2007	2006
	(dollars in thousands)
Interest income	$15,066	$14,442	624	4%
Interest expense	(15,700)	(13,977)	(1,723)	(12)%
Other, net	(69)	(116)	47	41%

	$(703)	$349	$(1,052)

Interest income. The increase in interest income of $0.6 million, or 4%, was due to an increase in cash, cash equivalents and marketable securities primarily from our initial public offering in May 2006.

Interest expense. Interest expense was primarily related to interest on our convertible notes that were issued in December 2005 and January 2006. For the first quarter 2007, interest expense on our convertible notes was accrued at 5% which is the cash rate of interest compared to 7% for first quarter 2006 which is the in kind interest rate. The decrease of $0.7 million on our convertible notes interest expense was partially offset by interest expense of $2.4 million on the Verizon judgment and royalty.

Net Loss

	Nine Months Ended September 30,		$ Change	% Change
	2007	2006
	(dollars in thousands)
Net loss	$(267,788)	$(221,480)	$(46,308)	(21)%

Net Loss. Based on the explanations described above, our net loss of $267.8 million for the nine months ended September 30, 2007 increased by $46.3 million, or 21%, from $221.5 million for the nine months ended September 30, 2006.

Liquidity and Capital Resources

Overview

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2007	2006
	(dollars in thousands)
Net cash provided by (used in) operating activities	$(88,989)	$(160,692)
Net cash provided by (used in) investing activities	6,829	(297,200)
Net cash provided by (used in) financing activities	474	479,349

We have incurred significant operating losses since our inception. As a result, we have generated negative cash flows from operations, and have an accumulated deficit of $988.6 million at September 30, 2007. Our primary sources of funds have been proceeds from private placements of our preferred stock, a private placement of our convertible notes, an initial public offering of our common stock, operating revenues and borrowings under notes payable from our principal stockholder and Chairman, which were subsequently converted into shares of our preferred stock. In 2006, we raised $491.1 million in net proceeds from an initial public offering, or IPO, of our common stock which includes costs of $1.9 million incurred in 2005. We have used the proceeds from the IPO for working capital and other general corporate purposes, including funding operating losses.

Historically, our principal uses of cash have been to fund operating losses, which were initially driven by start-up costs and the costs of developing our technology, and, more recently, have been driven by litigation costs and marketing expense. We anticipate incurring net losses in the near future but intend to continue to pursue a balance of growth with profitability because we believe it will position us as a strong competitor in the long term. Although we believe we will achieve profitability in the future, we ultimately may not be successful and we may never achieve profitability. We believe that revenue and cash on hand will fund our operations for the next twelve months.

We will have to continue paying quarterly interest on our convertible notes. Interest will accrue on our convertible notes at a rate of 5% per annum and be payable quarterly in arrears. The interest rate will increase upon certain events, including if we decide to pay interest in kind rather than in cash and upon certain events of default. The notes are convertible into shares of our common stock. The convertible notes provide for customary events of default. For the nine months ended September 30, 2007, we paid interest in cash of $9.5 million and intend to pay interest in cash on these convertible notes in the future unless we do not have adequate cash available.

We also have contingent liabilities for state and local sales taxes. As of September 30, 2007, we had a reserve of $5.5 million. If our ultimate liability exceeds this amount, it could have a material adverse effect on us. However, we do not believe it would significantly impair our liquidity.

On October 7, 2007, we agreed to settle our ongoing patent dispute with Sprint and agreed to enter into a licensing arrangement under Sprint’s Voice over Packet patent portfolio. The agreement provides that we shall pay Sprint $5.0 million as a prepayment for telecommunications services to be purchased from Sprint by us and $75.0 million for a license for past and future use of Sprint’s patents. The total amount of $80.0 million was paid in the fourth quarter of 2007.

On October 25, 2007, we resolved our litigation and executed a settlement agreement with Verizon. The terms of the agreement require us to make a minimum payment of $80.0 million or a maximum payment of $120.0 million based upon the outcome of our pending appeal. Through September 30, 2007, we have recorded $84.0 million as a royalty and $3.4 million as interest. The remaining $32.6 million will be paid into escrow in the fourth quarter and will be released upon completion of our appeal.

On November 8, 2007, we reached an agreement in principle with AT&T to settle our IP litigation suit. The general terms of the agreement would require us to pay $39.0 million over a five year period.

These settlement payments have recently reduced our cash balance significantly.

As of September 30, 2007, we had convertible notes outstanding in the aggregate principal amount of $253.5 million. For 2007 and subsequent years through 2010, we will have annual interest expense on our convertible notes of at least $12.7 million unless the convertible notes are converted or repaid prior to maturity date. This amount will increase if we pay interest in kind on these notes. On December 16, 2008, the holders of our convertible notes may require us to repurchase all or a portion of our outstanding notes. If we are unable to generate sufficient cash or are unable to refinance or restructure our convertible notes, obtain additional debt or equity capital (if available on acceptable terms, or if at all), by December 16, 2008, we may not be able to meet our debt and other obligations and may be required to significantly reduce our marketing expense in 2008 or take certain other actions in order to meet these obligations. It may not be possible to accomplish any of these or other alternatives on a timely basis or on satisfactory terms, if at all.

To the extent we change our plans, or if our expectations are wrong, we may need to seek additional funding by accessing the equity or debt capital markets. In addition, although we do not currently anticipate any acquisitions, we may need to seek additional funding if an attractive acquisition opportunity is presented to us. However, our significant losses to date may prevent us from obtaining additional funds on favorable terms or at all. Because of our historical net losses and our limited tangible assets, we do not fit traditional credit lending criteria, which, in particular, could make it difficult for us to obtain loans or to access the debt capital markets. For example, we discussed a revolving credit facility with commercial banks in the summer of 2005. As a result of those discussions, we believe most commercial lenders will require us to very significantly reduce our loss from operations before they will lend us money. In addition, the terms of our outstanding convertible notes provide for additional shares to be issued upon conversion if we sell shares of our common stock after our initial public offering at a price that is less than the average trading price of our common stock over the 10-day period prior to any such sale, which might limit our access to the capital markets. Further, the ability to raise additional capital through the issuance of equity securities may be impeded due to the events surrounding our IPO and our current stock price.

Capital expenditures

Capital expenditures are mainly for the purchase of network equipment and computer hardware as we continue to expand and upgrade our network. We continue to invest in networking equipment, technology and information technology infrastructure. Our capital expenditures for the nine months ended September 30, 2007 were $20.0 million. In addition, we incurred $12.7 million for the development of software assets.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

Cash used in operating activities for the nine months ended September 30, 2007 was $89.0 million and consisted of a net loss of $267.8 million and $129.3 million provided by working capital and other activities, offset by adjustments for non-cash items of $49.5 million. Adjustments for non-cash items consisted primarily of depreciation and amortization of $24.6 million and $20.1 million for stock option compensation. Working capital and other activities primarily consisted of a net increase in cash of $131.0 million for accounts payable, accrued expenses and other liability primarily related to our patent litigation settlements and marketing, an increase of $9.0 million for deferred revenue net of deferred product costs and $3.4 million increase in inventory offset by a decrease in accounts receivable of $6.2 million and a decrease in cash of $8.0 million for prepaid expenses.

Cash used in operating activities for the nine months ended September 30, 2006 was $160.7 million and consisted of a net loss of $221.5 million, offset by adjustments for non-cash items of $42.4 million and $18.4 million provided by working capital and other activities. Adjustments for non-cash items consisted primarily of depreciation and amortization of $16.6 million, $20.0 million for stock option compensation and $3.3 million for accrued interest primarily for our convertible notes. Working capital activities primarily consisted of a net increase in cash of $30.6 million for accounts payable and accrued expenses primarily related to marketing and $10.8 million for deferred revenue net of deferred product costs offset by a decrease in cash of $13.5 million for prepaid expenses, $6.6 million for accounts receivable and $2.8 million for inventory.

Cash provided by investing activities for the nine months ended September 30, 2007 of $6.8 million was attributable to net sales and purchases of marketable securities of $140.7 million offset by capital expenditures and development of software assets of $32.7 million and $101.2 million for the increase in restricted cash.

Cash used in investing activities for the nine months ended September 30, 2006 of $297.2 million was attributable to net purchases and sales of marketable securities of $256.5 million and capital expenditures and development of software assets of $33.6 million, $5.3 million for the acquisition of three patents, and an increase in restricted cash of $1.9 million. Cash from our initial public offering in May 2006 and debt offering in December 2005 and January 2006 was invested in marketable securities, pending use to fund our loss from operations.

Cash provided by financing activities for the nine months ended September 30, 2007 of $0.5 million was attributable to net proceeds received from the exercise of stock options, stock subscription receivable and monies received from customers that owed money through our Directed Share Program related to our initial public offering in May 2006 which was offset for capital lease payments.

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

We base our estimates on historical experience, available market information, appropriate valuation methodologies, and on various other assumptions that we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

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

Net Operating Loss Carryforwards

As of September 30, 2007, we had net operating loss carryforwards for U.S. federal and state tax purposes of $542.3 million and $521.6 million, respectively, expiring at various times from years ending 2020 through 2027. In addition, we had net operating loss carryforwards for Canadian tax purposes of $55.7 million expiring through 2014. We also had net operating loss carryforwards for United Kingdom tax purposes of $23.9 million with no expiration date.

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

We evaluated the potential for additional Section 382 limitations in light of our initial public offering in May 2006. The results of our analysis confirms that no additional limitation in the utilization of the $371.1 million in domestic net operating losses accumulated since our Series E preferred stock issuance in April 2005 is necessary.

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

In September 2006, the FASB ratified the consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF No. 06-3”). The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, USF contributions and excise taxes. The Task Force concluded that entities should present these taxes in the income statement on either a gross or net basis, based on their accounting policy, which should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies.” If such taxes are significant and are presented on a gross basis, the amount of those taxes should be disclosed. The consensus on EITF No. 06-3 will be effective for interim and annual reporting periods beginning after December 15, 2006. We currently record sales, use and excise taxes on a net basis in our consolidated financial statements whereas USF contributions are recorded on a gross basis in our consolidated financial statements. The adoption of EITF No. 06-3 did not have a material effect on our consolidated results of operations.

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

Our management, with the participation of our interim chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2007, our interim chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Except as described above, for the three months ended September 30, 2007, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1.	Legal Proceedings

We are subject to a number of lawsuits, government investigations and claims arising out of the conduct of our business. See a discussion of our litigation matters in Notes 2 and 4 of Notes to our Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A.	Risk Factors

Except for the risk factor below, there have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2007.

Our cash flow and capital resources may not be sufficient for the future repurchase of our convertible notes

On December 16, 2008, the holders of our convertible notes may require us to repurchase all or a portion of our outstanding notes at a price in cash equal to 100% of the principal amount of the notes, plus any accrued and unpaid interest. As of September 30, 2007, we had convertible notes outstanding in the aggregate principal amount of $253.5 million. Our ability to repurchase our convertible notes in December 2008 if required, depends on our ability to generate sufficient cash from our future operations or raise additional capital. Our future operating performance in turn depends in part on factors that are not within our control, including general economic, financial, competitive, market, regulatory and other factors. If our cash flow and capital resources are insufficient to fund our convertible note repayment obligations or if we are unable to refinance or restructure our notes or obtain additional debt or equity capital (if available on acceptable terms), we may face substantial liquidity challenges and we may be forced to reduce or delay capital or other material expenditures, including significantly reducing our marketing expenditures, or disposing of material assets to meet our potential repurchase and other obligations. However, in light of the uncertainties in the sub-prime mortgage market, these alternatives may not be capable of being accomplished on a timely basis or on satisfactory terms, if at all. Although we are currently evaluating our options with respect to our convertible notes, the inability to repurchase, refinance or restructure our convertible notes could lead to the bankruptcy, reorganization, insolvency or liquidation of the company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Initial Public Offering

On May 23, 2006, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File No. 333-131659) relating to our IPO. After deducting underwriting discounts and commissions and other offering expenses, our net proceeds from the offering equaled approximately $491.1 million, which includes $1.9 million of costs incurred in 2005. We have invested the net proceeds of the offering in short-term, interest bearing securities pending their use to fund our expansion, including funding marketing expenses and operating losses. There has been no material change in our planned use of proceeds from our IPO as described in our final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b). Between May 23, 2006 and September 30, 2007, we used $111.5 million of the net proceeds from the IPO to fund operating activities and $32.7 million of such net proceeds for capital expenditures, software development and patent purchases.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description of Exhibit
3.1	Vonage Holdings Corp. Amended and Restated By-Laws, as amended(1)

10.1	Confidential Separation Agreement and General Release, dated May 17, 2007, between Vonage Holdings Corp. and Michael Snyder(1)

10.2	Form of Indemnification Agreement between Vonage Holdings Corp. and its directors and certain officers(1)

31.1	Certification of the Company’s Interim Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of the Company’s Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

(1)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vonage Holdings Corp.

Dated: November 14, 2007	By:	/s/ JOHN S. REGO
John S. Rego
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Vonage Holdings Corp. Amended and Restated By-Laws, as amended(1)

10.1	Confidential Separation Agreement and General Release, dated May 17, 2007, between Vonage Holdings Corp. and Michael Snyder(1)

10.2	Form of Indemnification Agreement between Vonage Holdings Corp. and its directors and certain officers(1)

31.1	Certification of the Company’s Interim Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of the Company’s Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

(1)	Filed herewith.