Form 10-Q/A
period 2007-06-30
VONAGE HOLDINGS CORP
filed 2008-03-17
CIK 1272830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☑	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2007
Common Stock, par value $0.001	155,649,747 shares

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2007 is being filed to reflect a correction of the amount of share-based compensation expense recorded by us for the three and six months ended June 30, 2007. The consolidated financial statements and Note 1 in Item 1 of Part I and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I are amended and restated to reflect the correct amount of share-based compensation for the three and six months ended June 30, 2007. For further discussion regarding the restatement, see Note 1 to our consolidated financial statements. In light of the restatement of our financial results, our interim chief executive officer and chief financial officer re-evaluated our disclosure controls and procedures as of June 30, 2007 and concluded that our disclosure controls and procedures were not effective as of such date due to a material weakness in internal control over financial reporting. Please see Item 4 of Part I for a discussion of our management’s re-evaluation and conclusions.

This Amendment No. 1 did not result in a change in our previously reported revenues, cash flow from operations or total cash and cash equivalents shown in our consolidated financial statements in this Amendment No. 1. This Amendment No. 1 continues to speak as of the date of the original Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2007, and we have not updated or amended disclosure contained herein to reflect events that have occurred since filing the original Form 10-Q, or modified or updated those disclosures in any way other than as described in the preceding paragraph. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q on August 13, 2007.

VONAGE HOLDINGS CORP.

Part I – Financial Information

Item 1. Financial Statements

VONAGE HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	June 30, 2007	December 31, 2006
	(as restated)
Assets
Assets
Current assets:
Cash and cash equivalents	$144,756	$210,253
Marketable securities	132,021	289,483
Accounts receivable, net of allowance of $1,116 and $476, respectively	18,885	16,544
Inventory, net of allowance of $1,946 and $1,270, respectively	29,211	24,390
Deferred customer acquisition costs, current	16,437	13,022
Prepaid expenses and other current assets	29,010	16,080
Restricted cash	66,760	—

Total current assets	437,080	569,772

Property and equipment, net of accumulated depreciation	134,626	131,842
Deferred customer acquisition costs, non-current	37,501	34,067
Deferred financing costs, net	6,868	7,861
Restricted cash	31,062	8,042
Due from related parties	64	60
Intangible assets, net	3,331	4,300
Other assets	6,042	1,580

Total assets	$656,574	$757,524

Liabilities and Stockholders’ Equity
Liabilities
Current liabilities:
Accounts payable	$46,306	$58,899
Accrued expenses	150,865	161,505
Deferred revenue, current portion	48,293	38,504
Current maturities of capital lease obligations	1,018	1,020

Total current liabilities	246,482	259,928

Convertible notes, net	253,299	253,430
Deferred revenue, net of current portion	41,784	37,730
Capital lease obligations, net of current maturities	22,746	23,235

Total liabilities	564,311	574,323

Commitments and Contingencies
Stockholders’ Equity
Common stock, par value $0.001 per share; authorized 596,950 shares at June 30, 2007 and December 31, 2006; 156,947 and 156,353 shares issued at June 30, 2007 and December 31, 2006, respectively; 155,645 and 155,059 shares outstanding at June 30, 2007 and December 31, 2006, respectively	157	156
Additional paid-in capital	926,308	922,097
Stock subscription receivable	(5,542)	(5,721)
Accumulated deficit	(816,417)	(720,857)
Treasury stock, at cost, 1,302 shares at June 30, 2007 and 1,294 shares at December 31, 2006	(12,342)	(12,342)
Accumulated other comprehensive income (loss)	99	(132)

Total stockholders’ equity	92,263	183,201

Total liabilities and stockholders’ equity	$656,574	$757,524

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(as restated)		(as restated)
Operating Revenues:
Telephony services	$200,470	$137,623	$389,837	$250,121
Customer equipment and shipping	5,432	6,742	12,005	13,967

	205,902	144,365	401,842	264,088

Operating Expenses:
Direct cost of telephony services (excluding depreciation and amortization of $4,191, $3,133, $8,304 and $5,685, respectively)	52,335	39,933	107,901	78,357
Royalty	11,052	—	21,467	—

Total direct cost of telephony services	63,387	39,933	129,368	78,357
Direct cost of goods sold	11,243	16,047	24,576	33,627
Selling, general and administrative	77,802	66,109	168,794	118,984
Marketing	67,906	90,164	158,756	178,452
Depreciation and amortization	8,191	5,740	16,050	10,699

	228,529	217,993	497,544	420,119

Loss from operations	(22,627)	(73,628)	(95,702)	(156,031)

Other Income (Expense):
Interest income	4,761	3,980	10,828	6,721
Interest expense	(5,127)	(4,484)	(10,276)	(9,978)
Other, net	(50)	(4)	(33)	(8)

	(416)	(508)	519	(3,265)

Loss before income tax benefit (expense)	(23,043)	(74,136)	(95,183)	(159,296)
Income tax benefit (expense)	(183)	—	(377)	—

Net loss	$(23,226)	$(74,136)	$(95,560)	$(159,296)

Net loss per common share:
Basic and diluted	$(0.15)	$(1.16)	$(0.62)	$(4.85)

Weighted-average common shares outstanding:
Basic and diluted	155,506	63,995	155,329	32,875

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
	(as restated)
Cash flows from operating activities:
Net loss	$(95,560)	$(159,296)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,081	10,699
Amortization of intangibles	969	—
Beneficial conversion on interest in kind on convertible notes	21	9
Accrued interest	708	4,226
Allowance for doubtful accounts	783	214
Allowance for obsolete inventory	839	177
Amortization of deferred financing costs	993	1,001
Loss on disposal of fixed assets	47	9
Share-based compensation	3,451	12,642
Changes in operating assets and liabilities:
Accounts receivable	(3,050)	(2,556)
Inventory	(5,426)	4,212
Prepaid expenses and other current assets	(13,594)	(11,661)
Deferred customer acquisition costs	(6,670)	(12,753)
Due from related parties	2	11
Other assets	113	(307)
Accounts payable	(12,785)	27,947
Accrued expenses	(10,893)	(13,240)
Deferred revenue	13,521	20,334

Net cash used in operating activities	(111,450)	(118,332)

Cash flows from investing activities:
Capital expenditures	(17,506)	(29,076)
Purchase of intangible assets	—	(5,241)
Purchase of marketable securities	(122,300)	(325,855)
Maturities and sales of marketable securities	279,750	174,141
Acquisition and development of software assets	(4,774)	—
Increase in restricted cash	(89,736)	(1,447)

Net cash provided by (used in) investing activities	45,434	(187,478)

Cash flows from financing activities:
Principal payments on capital lease obligations	(491)	(367)
Proceeds from notes issuance	—	2,047
Debt issuance costs	—	(278)
Proceeds from subscription receivable, net	12	53
Proceeds from common stock issuance, net	—	495,636
Purchase of treasury stock	—	(11,712)
Payments for directed share program, net	167	—
Proceeds from exercise of stock options	609	53

Net cash provided by financing activities	297	485,432

Effect of exchange rate changes on cash	222	64

Net change in cash and cash equivalents	(65,497)	179,686
Cash and cash equivalents, beginning of period	210,253	132,549

Cash and cash equivalents, end of period	$144,756	$312,235

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$10,386	$4,609

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

(as restated)

	Common Stock	Additional Paid-in Capital	Stock Subscription Receivable	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2006	$156	$922,097	$(5,721)	$(720,857)	$(12,342)	$(132)	$183,201
Stock option exercises	1	608					609
Share-based compensation		3,451					3,451
Convertible notes converted into common stock		152					152
Directed share program transactions, net			167				167
Stock subscription receivable payments			12				12
Comprehensive loss:
Change in unrealized gain (loss) on available-for-sale investments						(12)	(12)
Foreign currency translation adjustment						243	243
Net loss				(95,560)			(95,560)

Total comprehensive loss	—	—	—	(95,560)	—	231	(95,329)

Balance at June 30, 2007	$157	$926,308	$(5,542)	$(816,417)	$(12,342)	$99	$92,263

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 1. Restatement of Condensed Consolidated Financial Statements

Background Information

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (R) (“SFAS No. 123(R)”) “Share-Based Payment.” SFAS No. 123(R) requires all share-based payments to employees, including stock awards, to be recognized as expenses in the issuer’s financial statements based on the fair values of those payments, reduced as appropriate based on any estimated forfeitures. Share-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. However, SFAS No. 123(R) requires that compensation cost recognized at any date must be at least equal to the amount attributable to awards that are vested at that date.

Due to the departure of our former chief executive officer, certain senior executives and other personnel primarily as a result of the reduction in force during the second and third quarters of 2007, there was a corresponding forfeiture of a large number of stock awards, and we determined that actual forfeitures as a result of these actions exceeded previous estimates. As a result, non-cash stock compensation expense should have been reduced concurrent with the resignation of these employees and a reduction of stock-based compensation as required by SFAS No. 123(R) should have been recorded at that time.

In February 2008, our management, after consultation with our audit committee of the board of directors and our independent public accounting firm, determined that it was necessary to restate our previously issued consolidated financial statements for the three and six months ended June 30, 2007 in order to correct the amount of share-based compensation expense recorded by us for those periods.

Restatement

The restatement has been accounted for in accordance with SFAS No. 154, “Accounting Changes and Error Corrections–a replacement of APB Opinion No. 20 and FASB Statement No. 3,” as a revision of previously issued financial statements to reflect the correction of an error.

We have calculated the amount of the necessary adjustment resulting from the restatement to be approximately $10,400 for the three and six months ended June 30, 2007, which amount should have been recorded as a decrease in non-cash share-based compensation expense within our operating expenses. Previously, in the Form 10-Q, we reported non-cash share-based compensation expense of $6,937 and $13,851 for the three and six months ended June 30, 2007, respectively. As a result, after applying the necessary adjustment referenced above, our non-cash share-based compensation expense for the three and six months ended June 30, 2007 are $(3,463) and $3,451, respectively.

This restatement did not result in a change in our previously reported revenues, cash flow from operations or total cash and cash equivalents shown in the consolidated financial statements for or as of the three and six months ended June 30, 2007. Instead, the resulting decrease in non-cash share-based compensation expense results in a decrease of $10,400 in our net loss for the three and six months ended June 30, 2007. In addition, because the amount of decrease in non-cash share-based compensation expense had an effect of decreasing by the same amount both our accumulated deficit and additional paid-in capital, there was no effect on our consolidated stockholders’ equity at June 30, 2007. Further, the restatement has no impact on our operating results for any periods prior to the quarter ended June 30, 2007.

There is no difference between the gross adjustment to non-cash share-based compensation described herein and the net effect after taxes as we have a history of net losses and a valuation allowance has been recorded to offset the net deferred tax assets at June 30, 2007.

Consolidated Balance Sheet Adjustments

The following is a summary of the adjustments to our previously issued unaudited consolidated balance sheet at June 30, 2007.

	June 30, 2007
	as previously reported	adjustments	as restated
Assets
Assets
Current assets:
Cash and cash equivalents	$144,756		$144,756
Marketable securities	132,021		132,021
Accounts receivable, net of allowance	18,885		18,885
Inventory, net of allowance	29,211		29, 211
Deferred customer acquisition costs, current	16,437		16,437
Prepaid expenses and other current assets	29,010		29,010
Restricted cash	66,760		66,760

Total Current assets	437,080		437,080
Property and equipment, net of accumulated depreciation	134,626		134,626
Deferred customer acquisition costs, non-current	37,501		37,501
Deferred financing costs, net	6,868		6,868
Restricted cash	31,062		31,062
Due from related parties	64		64
Intangible assets, net	3,331		3,331
Other assets	6,042		6,042

Total assets	$656,574		$656,574

Liabilities and Stockholders’ Equity
Liabilities
Current liabilities:
Accounts payable	$46,306		$46,306
Accrued expenses	150,865		150,865
Deferred revenue, current portion	48,293		48,293
Current maturities of capital lease obligations	1,018		1,018
Convertible notes, net	—		—

Total current liabilities	246,482		246,482
Convertible notes, net	253,299		253,299
Deferred revenue, net of current portion	41,784		41,784
Capital lease obligations, net of current maturities	22,746		22,746
Other liability, net of current portion	—		—

Total liabilities	564,311		564,311

Commitments and Contingencies
Stockholders’ Equity
Common stock	157		157
Additional paid-in capital	936,708	(10,400)	926,308
Stock subscription receivable	(5,542)		(5,542)
Accumulated deficit	(826,817)	10,400	(816,417)
Treasury stock	(12,342)		(12,342)
Accumulated other comprehensive income (loss)	99		99

Total stockholders’ equity	92,263		92,263

Total liabilities and stockholders’ equity	$656,574		$656,574

Consolidated Statements of Operations Adjustments

The following is a summary of the adjustments to our previously issued unaudited consolidated statements of operations for the three and six months ended June 30, 2007.

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	as previously reported	adjustment	as restated	as previously reported	adjustment	as restated
Operating Revenues:
Telephony services	$200,470		$200,470	$389,837		$389,837
Customer equipment and shipping	5,432		5,432	12,005		12,005

	205,902		205,902	401,842		401,842

Operating Expenses
Direct cost of telephony services	52,335		52,335	107,901		107,901
Royalty	11,052		11,052	21,467		21,467

Total cost of telephony services	63,387		63,387	129,368		129,368
Direct cost of goods sold	11,243		11,243	24,576		24,576
Selling, general and administrative	88,202	(10,400)	77,802	179,194	(10,400)	168,794
Marketing	67,906		67,906	158,756		158,756
Depreciation and amortization	8,191		8,191	16,050		16,050

	238,929		228,529	507,944		497,544

Loss from operations	(33,027)		(22,627)	(106,102)		(95,702)

Other Income (Expense):
Interest income	4,761		4,761	10,828		10,828
Interest expense	(5,127)		(5,127)	(10,276)		(10,276)
Other, net	(50)		(50)	(33)		(33)

	(416)		(416)	519		519

Loss before income tax benefit (expense)	(33,443)		(23,043)	(105,583)		(95,183)
Income tax benefit (expense)	(183)		(183)	(377)		(377)

Net loss	$(33,626)		$(23,226)	$(105,960)		$(95,560)

Net loss per common share:
Basic and diluted	$(0.22)		$(0.15)	$(0.68)		$(0.61)

Weighted-average common shares outstanding:
Basic and diluted	155,506		155,506	155,329		155,329

Consolidated Statements of Cash Flow Adjustments

The following is a summary of the adjustments to our previously issued unaudited consolidated statements of cash flows for the six months ended June 30, 2007

	Six Months Ended June 30, 2007
	as previously reported	adjustments	as restated
Cash flows from operating activities:
Net loss	$(105,960)	10,400	$(95,560)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	15,081		15,081
Amortization of intangibles	969		969
Beneficial conversion on interest in kind on convertible notes	21		21
Accrued interest	708		708
Allowance for doubtful accounts	783		783
Allowance for obsolete inventory	839		839
Amortization of deferred financing costs	993		993
Loss on disposal of fixed assets	47		47
Share-based compensation	13,851	(10,400)	3,451
Changes in operating assets and liabilities:
Accounts receivable	(3,050)		(3,050)
Inventory	(5,426)		(5,426)
Prepaid expenses and other current assets	(13,594)		(13,594)
Deferred customer acquisition costs	(6,670)		(6,670)
Due from related parties	2		2
Other assets	113		113
Accounts payable	(12,785)		(12,785)
Accrued expenses	(10,893)		(10,893)
Deferred revenue	13,521		13,521

Net cash used in operating activities	(111,450)		(111,450)

Cash flows from investing activities:
Capital expenditures	(17,506)		(17,506)
Purchase of intangible assets	—		—
Purchase of marketable securities	(122,300)		(122,300)
Maturities and sales of marketable securities	279,750		279,750
Acquisition and development of software assets	(4,774)		(4,774)
Increase in restricted cash	(89,736)		(89,736)

Net cash provided by investing activities	45,434		45,434

Cash flows from financing activities:
Principal payments on capital lease obligations	(491)		(491)
Proceeds from notes issuance	—		—
Debt issuance costs	—		—
Proceeds from subscription receivable, net	12		12
Proceeds from common stock issuance, net	—		—
Purchase of treasury stock	—		—
Payments for directed share program, net	167		167
Proceeds from exercise of stock options	609		609

Net cash provided by financing activities	297		297

Effect of exchange rate changes on cash	222		222

Net change in cash and cash equivalents	(65,497)		(65,497)
Cash and cash equivalents, beginning of period	210,253		210,253

Cash and cash equivalents, end of period	$144,756		$144,756

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 2. Basis of Presentation and Significant Accounting Policies

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

We have incurred significant operating losses since inception. As a result, we have generated negative cash flows from operations, and have an accumulated deficit at June 30, 2007 (as restated). Our primary source of funds to date has been through the issuance of equity and debt securities, including net proceeds from our initial public offering (“IPO”) of $491,144 in May 2006, which includes costs of $1,896 incurred in 2005.

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

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments at fair value that are not currently required to be measured at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 (our 2008 fiscal year). We are currently evaluating the potential impact of the adoption of this pronouncement on our consolidated financial statements.

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

Note 3. Commitments and Contingencies

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our consolidated financial statements and the related notes included elsewhere in this Form 10-Q/A and our audited financial statements included in our Annual Report on Form 10-K. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of many factors, including the factors we describe under “Risk Factors” in our Annual Report on Form 10-K and elsewhere in this Form 10-Q/A.

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

We launched our service in the United States in October 2002, in Canada in November 2004 and in the United Kingdom in May 2005. Since our U.S. launch, we have experienced rapid revenue and subscriber line growth. While our revenue has grown rapidly, we have incurred an accumulated deficit of $816.4 million from our inception through June 30, 2007 (as restated). Although our net losses initially were driven primarily by start-up costs and the cost of developing our technology, more recently our net losses have been driven by our growth strategy. In order to grow our customer base and revenue, we chose to spend a significant amount on marketing, rather than seeking to generate net income. In addition, we plan to continue to invest in research and development and customer care. Recently, we announced a plan to balance growth with profitability and chose to reduce our marketing expense in 2007 as compared to our marketing expense in 2006. We incurred marketing expense of $158.8 million and $178.5 million and a net loss of $95.6 million, which includes $21.5 million in royalty costs and $1.4 million in interest expense related to the Verizon patent litigation, and $159.3 million for the six months ended June 30, 2007 (as restated) and 2006, respectively. We intend to continue to pursue a balance of growth with profitability because we believe it will position us as a strong competitor in the long term. Although we believe we will achieve profitability in the future, we ultimately may not be successful and we may never achieve profitability.

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

Results of Operations

The following table sets forth, as a percentage of consolidated operating revenues, our consolidated statement of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(as restated)		(as restated)
Operating Revenues:
Telephony services	97%	95%	97%	95%
Customer equipment and shipping	3	5	3	5

	100	100	100	100

Operating Expenses:
Direct cost of telephony services (excluding depreciation and amortization)	26	28	27	30
Royalty	5	—	5	—

Total direct cost of telephony services	31	28	32	30
Direct cost of goods sold	5	11	6	13
Selling, general and administrative	38	46	42	45
Marketing	33	62	40	68
Depreciation and amortization	4	4	4	4

	111	151	124	160

Loss from operations	(11)	(51)	(24)	(60)

Other Income (Expense):
Interest income	2	3	3	3
Interest expense	(2)	(2)	(3)	(4)

	—	1	—	(1)
Loss before income tax benefit (expense)	(11)	(50)	(24)	(61)
Income tax benefit (expense)	—	—	—	—

Net loss	(11)%	(50)%	(24)%	(61)%

Three Months Ended June 30, 2007 (As Restated) Compared to the Three Months Ended June 30, 2006

Telephony Services Revenue, Direct Cost of Telephony Services and Royalty

	Three Months Ended June 30,		$ Change	% Change
	2007	2006
	(dollars in thousands)
Telephony services	$200,470	$137,623	$62,847	46%
Direct cost of telephony services (excluding depreciation and amortization of $4,191 and $3,133, respectively)	52,335	39,933	12,402	31%
Royalty	11,052	—	11,052	*

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

Selling, General and Administrative

	Three Months Ended June 30,		$ Change	% Change
	2007	2006
	(as restated)	(dollars in thousands)
Selling, general and administrative	$77,802	$66,109	$11,693	18%

Selling, general and administrative. The increase in selling, general and administrative expenses of $11.7 million, or 18%, was primarily due to the increases in wages, employee-related benefits and outsourced labor costs of $8.0 million. Due to the 10% workforce reduction in April 2007, we incurred additional cost of $3.6 million during the three months ended June 30, 2007, which was offset by the decrease in recruiting expense of $1.1 million. As we continued to add customers, our credit card, debit card and ECP fees have increased as well by $1.6 million. We also experienced an increase in professional fees of $7.2 million primarily related to legal fees for our on-going patent infringement litigation with Verizon, which was offset by the decrease in compensation expense for stock-based awards of $11.7 million. Also, our facility maintenance and other administrative expenses increased by $1.3 million as well. We started our Kiosk sales channels in 2007, which increased our expense by $2.2 million for operating and start-up related expenses during the three months ended June 30, 2007. As a percentage of revenue, selling, general and administrative cost has decreased from 46% for the three months ended June 30, 2006 to 38% for the three months ended June 30, 2007.

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

Provision for Income Taxes

We have net losses for financial reporting purposes. Recognition of deferred tax assets will require generation of future taxable income. There can be no assurance that we will generate sufficient taxable income in future years. Therefore, we established a valuation allowance on net deferred tax assets of $315.9 million as of June 30, 2007.

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

Net Loss

	Three Months Ended June 30,		$ Change	% Change
	2007	2006
	(as restated)	(dollars in thousands)
Net loss	$(23,226)	$(74,136)	$50,910	(69)%

Net Loss. Based on the explanations described above, our net loss of $23.2 million for the three months ended June 30, 2007 decreased by $50.9 million, or 69%, from $74.1 million for the three months ended June 30, 2006.

Six Months Ended June 30, 2007 (As Restated) Compared to the Six Months Ended June 30, 2006

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

Selling, General and Administrative

	Six Months Ended June 30,		$ Change	% Change
	2007	2006
	(as restated)	(dollars in thousands)
Selling, general and administrative	$168,794	$118,984	$49,810	42%

Selling, general and administrative. The increase in selling, general and administrative expenses of $49.8 million, or 42%, was primarily due to the increase in average employees for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. This increase resulted in higher wages, employee-related benefits and outsourced labor costs of $29.2 million. Due to the 10% workforce reduction in April 2007, we incurred additional cost of $3.4 million in 2007 which was offset by the decrease in recruiting expense of $1.2 million. As we continued to add customers, our credit card, debit card and ECP fees have increased as well by $3.8 million. We also experienced an increase in professional fees of $17.5 million primarily related to legal fees for our on-going patent infringement litigation with Verizon offset by a reduction of $2.0 million in tax expense for what we potentially might owe for sales tax. Also, compensation expense for stock-based awards decreased by $9.2 million, offset by an increase in our facility maintenance and other administrative expenses by $4.6 million. We started our Kiosk sales channels in 2007, which increased our expense by $2.6 million for operating and start-up expenses during the six months ended June 30, 2007.

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

Net Loss

	Six Months Ended June 30,		$ Change	% Change
	2007	2006
	(as restated)	(dollars in thousands)
Net loss	$(95,560)	$(159,296)	$63,736	(40)%

Net Loss. Based on the explanations described above, our net loss of $95.6 million for the six months ended June 30, 2007 decreased by $63.7 million, or 40%, from $159.3 million for the six months ended June 30, 2006.

Liquidity and Capital Resources

Overview

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2007	2006
	(dollars in thousands)
Net cash used in operating activities	$(111,450)	$(118,332)
Net cash provided by (used in) investing activities	45,434	(187,478)
Net cash provided by financing activities	297	485,432

We have incurred significant operating losses since our inception. As a result, we have generated negative cash flows from operations, and have an accumulated deficit of $816.4 million at June 30, 2007 (as restated). Our primary sources of funds have been proceeds from private placements of our preferred stock, a private placement of our convertible notes, an initial public offering of our common stock, operating revenues and borrowings under notes payable from our principal stockholder and Chairman, which were subsequently converted into shares of our preferred stock. In 2006, we raised $491.1 million in net proceeds from an initial public offering, or IPO, of our common stock which includes costs of $1.9 million incurred in 2005. We have used the proceeds from the IPO for working capital and other general corporate purposes, including funding operating losses.

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

Six Months Ended June 30, 2007 (As Restated) Compared to the Six Months Ended June 30, 2006

Cash used in operating activities for the six months ended June 30, 2007 (as restated) was $111.5 million and consisted of a net loss of $95.6 million and $38.8 million used in working capital and other activities, offset by adjustments for non-cash items of $22.9 million. Adjustments for non-cash items consisted primarily of depreciation and amortization of $16.1 million and $3.5 million for stock option compensation. Working capital activities primarily consisted of a net decrease in cash of $23.7 million for accounts payable and accrued expenses primarily related to marketing, which was offset by an increase in accrued expenses in the Verizon patent litigation judgment entered against us and a decrease in cash of $13.6 million for prepaid expenses and $5.4 million for inventory, offset by $6.9 million increase for deferred revenue net of deferred product costs.

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

Item 4. Controls and Procedures

Our management, with the participation of our interim chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2007, our interim chief executive officer and chief financial officer initially concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Subsequently, we determined that it was necessary to restate our consolidated financial statements for the three and six months ended June 30, 2007 and that the consolidated financial statements for those periods should no longer be relied upon.

These restatements have no impact on our previously reported revenues, cash flows from operations or total cash and cash equivalents shown in the consolidated financial statements for or as of the three and six months ended June 30, 2007.

In connection with the restatement for the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our interim chief executive officer and chief financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our interim chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2007 because of a material weakness in internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).

We did not have effective internal control over financial reporting for the calculation of share-based compensation expense. Due to the departure of our former chief executive officer, certain senior executives and other personnel as a result of the reduction in force during the second and third quarters of 2007, there was a corresponding forfeiture of a large number of stock awards, and we determined that actual forfeitures as a result of these actions exceeded previous estimates. As a result, non-cash stock compensation expense should have been reduced concurrent with the resignation of these employees and an adjustment of stock-based compensation as required by Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), should have been recorded at that time.

Our corporate monitoring controls failed to operate at a sufficient level of precision to detect the understatement of share-based compensation expense and the material misstatement of operating expenses and net loss.

We intend to review share-based compensation expense on a quarterly basis, supplemented by external consultants and independent computational reviews, to ensure that total share-based compensation expense is recognized for vested shares. Although our procedures did detect in the fourth quarter that stock-based compensation was overstated in the second and third quarters of 2007, the control was not designed in a manner to provide this conclusion in a timely manner. The Company has remediated this material weakness and prospectively will adjust its estimated forfeitures to actual forfeitures on a quarterly basis.

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

Except for the material weakness in internal control over financial reporting for the calculation of share-based compensation expense, for the six months ended June 30, 2007, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Amendment #4 to the Master Services Agreement between Vonage Network Inc. and Telecommunication Systems, Inc. (1)

31.1	Certification of the Company’s Interim Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

32.1	Certification of the Company’s Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

(1)	Previously filed with the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2007.

(2)	Superseding exhibit filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vonage Holdings Corp.

Dated: March 17, 2008	By:	/s/ JOHN S. REGO
John S. Rego
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	Amendment #4 to the Master Services Agreement between Vonage Network Inc. and Telecommunication Systems, Inc. (1)

31.1	Certification of the Company’s Interim Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

32.1	Certification of the Company’s Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

(1)	Previously filed with the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2007.

(2)	Superseding exhibit filed herewith.