Form 10-Q/A
period 2007-09-30
VONAGE HOLDINGS CORP
filed 2008-03-17
CIK 1272830

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2007 is being filed to reflect a correction of the amount of share-based compensation expense recorded by us for the three and nine months ended September 30, 2007. The consolidated financial statements and Note 1 in Item 1 of Part I and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I are amended and restated to reflect the correct amount of share-based compensation for the three and nine months ended September 30, 2007. For further discussion regarding the restatement, see Note 1 to our consolidated financial statements. In light of the restatement of our financial results, our interim chief executive officer and chief financial officer re-evaluated our disclosure controls and procedures as of September 30, 2007 and concluded that our disclosure controls and procedures were not effective as of such date due to a material weakness in internal control over financial reporting. Please see Item 4 of Part I for a discussion of our management’s re-evaluation and conclusions.

This Amendment No. 1 did not result in a change in our previously reported revenues, cash flow from operations or total cash and cash equivalents shown in our consolidated financial statements in this Amendment No. 1. This Amendment No. 1 continues to speak as of the date of the original Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2007, and we have not updated or amended disclosure contained herein to reflect events that have occurred since filing the original Form 10-Q, or modified or updated those disclosures in any way other than as described in the preceding paragraph. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q on November 14, 2007.

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

Commitments and Contingencies
Stockholders’ Equity (Deficit)
Common stock, par value $0.001 per share; authorized 596,950 shares at September 30, 2007 and December 31, 2006;
157,235 and 156,353 shares issued at September 30, 2007 and December 31, 2006, respectively;
155,882 and 155,059 shares outstanding at September 30, 2007 and December 31, 2006, respectively	157	156
Additional paid-in capital	928,907	922,097
Stock subscription receivable	(5,273)	(5,721)
Accumulated deficit	(974,445)	(720,857)
Treasury stock, at cost, 1,353 shares at September 30, 2007 and 1,294 shares at December 31, 2006	(12,428)	(12,342)
Accumulated other comprehensive income (loss)	153	(132)

Total stockholders’ equity (deficit)	(62,929)	183,201

Total liabilities and stockholders’ equity (deficit)	$665,762	$757,524

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(as restated)		(as restated)
Operating Revenues:
Telephony services	$203,724	$155,611	$593,561	$405,732
Customer equipment and shipping	6,810	6,235	18,815	20,202

	210,534	161,846	612,376	425,934

Operating Expenses:
Direct cost of telephony services (excluding depreciation and amortization of $4,312, $3,022, $12,616 and $8,707, respectively)	54,463	41,396	162,364	119,753
Royalty	11,139	—	32,606	—

Total direct cost of telephony services	65,602	41,396	194,970	119,753
Direct cost of goods sold	17,057	16,934	41,633	50,561
Selling, general and administrative	214,139	72,052	382,933	191,036
Marketing	61,885	91,316	220,641	269,768
Depreciation and amortization	8,563	5,946	24,613	16,645

	367,246	227,644	864,790	647,763

Loss from operations	(156,712)	(65,798)	(252,414)	(221,829)

Other Income (Expense):
Interest income	4,238	7,721	15,066	14,442
Interest expense	(5,424)	(3,999)	(15,700)	(13,977)
Other, net	(36)	(108)	(69)	(116)

	(1,222)	3,614	(703)	349

Loss before income tax benefit (expense)	(157,934)	(62,184)	(253,117)	(221,480)

Income tax benefit (expense)	(94)	—	(471)	—

Net loss	$(158,028)	$(62,184)	$(253,588)	$(221,480)

Net loss per common share:
Basic and diluted	$(1.01)	$(0.40)	$(1.63)	$(2.99)

Weighted-average common shares outstanding:
Basic and diluted	155,784	154,775	155,482	73,955

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(as restated)
Cash flows from operating activities:
Net loss	$(253,588)	$(221,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,159	16,412
Amortization of intangibles	1,454	233
Beneficial conversion on interest in kind on convertible notes	32	22
Accrued interest	597	3,295
Allowance for doubtful accounts	1,087	191
Allowance for obsolete inventory	1,443	827
Amortization of deferred financing costs	1,490	1,503
Loss on disposal of fixed assets	118	16
Share-based compensation	5,879	19,980
Other	—	(49)
Changes in operating assets and liabilities:
Accounts receivable	(6,220)	(6,608)
Inventory	3,350	(2,764)
Prepaid expenses and other current assets	(8,047)	(13,512)
Deferred customer acquisition costs	(8,284)	(16,908)
Due from related parties	74	25
Other assets	185	(129)
Accounts payable	(1,108)	40,732
Accrued expenses	106,147	(10,159)
Deferred revenue	17,243	27,681
Other liability	26,000	—

Net cash provided by (used in) operating activities	(88,989)	(160,692)

Cash flows from investing activities:
Capital expenditures	(19,981)	(32,472)
Purchase of intangible assets	—	(5,268)
Purchase of marketable securities	(210,325)	(559,507)
Maturities and sales of marketable securities	351,032	303,043
Acquisition and development of software assets	(12,737)	(1,126)
Increase in restricted cash	(101,160)	(1,870)

Net cash provided by (used in) investing activities	6,829	(297,200)

Cash flows from financing activities:
Principal payments on capital lease obligations	(754)	(593)
Proceeds from notes issuance	—	2,047
Debt issuance costs	—	(283)
Proceeds from subscription receivable, net	279	131
Proceeds from common stock issuance, net	—	493,497
Purchase of treasury stock	—	(11,723)
Payments for directed share program, net	169	(4,017)
Proceeds from exercise of stock options	780	290

Net cash provided by (used in) financing activities	474	479,349

Effect of exchange rate changes on cash	443	10

Net change in cash and cash equivalents	(81,243)	21,467
Cash and cash equivalents, beginning of period	210,253	132,549

Cash and cash equivalents, end of period	$129,010	$154,016

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$15,167	$8,501

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

(Unaudited)

(as restated)

	Common Stock	Additional Paid-in Capital	Stock Subscription Receivable	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2006	$156	$922,097	$(5,721)	$(720,857)	$(12,342)	$(132)	$183,201
Stock option exercises	1	779					780
Share-based compensation		5,879					5,879
Share-based award activity					(86)		(86)
Convertible notes converted into common stock		152					152
Directed share program transactions, net			169				169
Stock subscription receivable payments			279				279
Comprehensive loss:
Change in unrealized gain (loss) on available-for-sale investments						(42)	(42)
Foreign currency translation adjustment						327	327
Net loss				(253,588)			(253,588)

Total comprehensive loss	—	—	—	(253,588)	—	285	(253,303)

Balance at September 30, 2007	$157	$928,907	$(5,273)	$(974,445)	$(12,428)	$153	$(62,929)

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 1. Restatement of Condensed Consolidated Financial Statements

Background Information

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R) (“SFAS No. 123(R)”) “Share-Based Payment.” SFAS No. 123(R) requires all share-based payments to employees, including stock awards, to be recognized as expenses in the issuer’s financial statements based on the fair values of those payments, reduced as appropriate based on any estimated forfeitures. Share-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. However, SFAS No. 123(R) requires that compensation cost recognized at any date must be at least equal to the amount attributable to awards that are vested at that date.

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

In February 2008, our management, after consultation with our audit committee of the board of directors and our independent public accounting firm, determined that it was necessary to restate our previously issued consolidated financial statements for the three and nine months ended September 30, 2007 in order to correct the amount of share-based compensation expense recorded by us for those periods.

Restatement

The restatement has been accounted for in accordance with SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3,” as a revision of previously issued financial statements to reflect the correction of an error.

We have calculated the amount of the necessary adjustments resulting from the restatement to be approximately $3,800 and $14,200 for the three and nine months ended September 30, 2007, respectively, which amounts should have been recorded as decreases in non-cash share-based compensation expense within our operating expenses. Previously, in the Form 10-Q, we reported non-cash share-based compensation expense of $6,228 and $20,079 for the three and nine months ended September 30, 2007, respectively. As a result, after applying the necessary cumulative adjustment referenced above, our non-cash share-based compensation expense for the three and nine months ended September 30, 2007 are $2,428 and $5,879, respectively.

This restatement did not result in a change in our previously reported revenues, cash flow from operations or total cash and cash equivalents shown in the consolidated financial statements for or as of the three and nine months ended September 30, 2007. Instead, the resulting decrease in non-cash share-based compensation expense results in a decrease of $3,800 and $14,200 in our net loss for the three and nine months ended September 30, 2007, respectively. In addition, because the amount of decrease in non-cash share-based compensation expense had an effect of decreasing both our accumulated deficit and additional paid in capital, there was no net effect on our consolidated stockholders’ equity (deficit) at September 30, 2007.

There is no difference between the gross adjustment to non-cash share-based compensation described herein and the net effect after taxes as we have a history of net losses and a valuation allowance has been recorded to offset the net deferred tax assets at September 30, 2007.

Consolidated Balance Sheet Adjustments

The following is a summary of the adjustments to our previously issued unaudited consolidated balance sheet at September 30, 2007.

	September 30, 2007
	as previously reported	adjustments	as restated
Assets
Assets
Current assets:
Cash and cash equivalents	$129,010		$129,010
Marketable securities	148,734		148,734
Accounts receivable, net of allowance	21,823		21,823
Inventory, net of allowance	19,898		19,898
Deferred customer acquisition costs, current	17,060		17,060
Prepaid expenses and other current assets	23,564		23,564
Restricted cash	78,146		78,146

Total current assets	438,235		438,235
Property and equipment, net of accumulated depreciation	127,856		127,856
Deferred customer acquisition costs, non-current	38,635		38,635
Deferred financing costs, net	6,371		6,371
Restricted cash	31,134		31,134
Due from related parties	4		4
Intangible assets, net	8,346		8,346
Other assets	15,181		15,181

Total assets	$665,762		$665,762

Liabilities and Stockholders’ Equity (Deficit)
Liabilities
Current liabilities:
Accounts payable	$58,121		$58,121
Accrued expenses	273,698		273,698
Deferred revenue, current portion	51,038		51,038
Current maturities of capital lease obligations	1,018		1,018
Convertible notes, net	—		—

Total current liabilities	383,875		383,875
Convertible notes, net	253,310		253,310
Deferred revenue, net of current portion	43,023		43,023
Capital lease obligations, net of current maturities	22,483		22,483
Other liability, net of current portion	26,000		26,000

Total liabilities	728,691		728,691

Commitments and Contingencies
Stockholders’ Equity (Deficit)
Common stock	157		157
Additional paid-in capital	943,107	(14,200)	928,907
Stock subscription receivable	(5,273)		(5,273)
Accumulated deficit	(988,645)	14,200	(974,445)
Treasury stock	(12,428)		(12,428)
Accumulated other comprehensive income (loss)	153		153

Total stockholders’ equity (deficit)	(62,929)		(62,929)

Total liabilities and stockholders’ equity (deficit)	$665,762		$665,762

Consolidated Statements of Operations Adjustments

The following is a summary of the adjustments to our previously issued unaudited consolidated statements of operations for the three and nine months ended September 30, 2007.

	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
	as previously reported	adjustments	as restated	as previously reported	adjustments	as restated
Operating Revenues:
Telephony services	$203,724		$203,724	$593,561		$593,561
Customer equipment and shipping	6,810		6,810	18,815		18,815

	210,534		210,534	612,376		612,376

Operating Expenses:
Direct cost of telephony services	54,463		54,463	162,364		162,364
Royalty	11,139		11,139	32,606		32,606

Total cost of telephony services	65,602		65,602	194,970		194,970
Direct cost of goods sold	17,057		17,057	41,633		41,633
Selling, general and administrative	217,939	(3,800)	214,139	397,133	(14,200)	382,933
Marketing	61,885		61,885	220,641		220,641
Depreciation and amortization	8,563		8,563	24,613		24,613

	371,046		367,246	878,990		864,790

Loss from operations	(160,512)		(156,712)	(266,614)		(252,414)

Other Income (Expense):
Interest income	4,238		4,238	15,066		15,066
Interest expense	(5,424)		(5,424)	(15,700)		(15,700)
Other, net	(36)		(36)	(69)		(69)

	(1,222)		(1,222)	(703)		(703)

Loss before income tax benefit (expense).	(161,734)		(157,934)	(267,317)		(253,117)
Income tax benefit (expense)	(94)		(94)	(471)		(471)

Net loss	$(161,828)		$(158,028)	$(267,788)		$(253,588)

Net loss per common share:
Basic and diluted	$(1.04)		$(1.01)	$(1.72)		$(1.63)

Weighted-average common shares outstanding:
Basic and diluted	155,784		155,784	155,482		155,482

Consolidated Statements of Cash Flow Adjustments

The following is a summary of the adjustments to our previously issued unaudited consolidated statements of cash flows for the nine months ended September 30, 2007.

	Nine Months Ended September 30, 2007
	as previously reported	adjustments	as restated
Cash flows from operating activities:
Net loss	$(267,788)	14,200	$(253,588)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,159		23,159
Amortization of intangibles	1,454		1,454
Beneficial conversion on interest in kind on convertible notes	32		32
Accrued interest	597		597
Allowance for doubtful accounts	1,087		1,087
Allowance for obsolete inventory	1,443		1,443
Amortization of deferred financing costs	1,490		1,490
Loss on disposal of fixed assets	118		118
Share-based compensation	20,079	(14,200)	5,879
Other	—		—
Changes in operating assets and liabilities:
Accounts receivable	(6,220)		(6,220)
Inventory	3,350		3,350
Prepaid expenses and other current assets	(8,047)		(8,047)
Deferred customer acquisition costs	(8,284)		(8,284)
Due from related parties	74		74
Other assets	185		185
Accounts payable	(1,108)		(1,108)
Accrued expenses	106,147		106,147
Deferred revenue	17,243		17,243
Other liability	26,000		26,000

Net cash provided by (used in) operating activities	(88,989)		(88,989)

Cash flows from investing activities:
Capital expenditures	(19,981)		(19,981)
Purchase of intangible assets	—		—
Purchase of marketable securities	(210,325)		(210,325)
Maturities and sales of marketable Securities	351,032		351,032
Acquisition and development of software assets	(12,737)		(12,737)
Increase in restricted cash	(101,160)		(101,160)

Net cash provided by (used in) investing activities	6,829		6,829

Cash flows from financing activities:
Principal payments on capital lease obligations	(754)		(754)
Proceeds from notes issuance	—		—
Debt issuance costs	—		—
Proceeds from subscription receivable, net	279		279
Proceeds from common stock issuance, net	—		—
Purchase of treasury stock	—		—
Payments for directed share program, net	169		169
Proceeds from exercise of stock options	780		780

Net cash provided by (used in) financing activities	474		474

Effect of exchange rate changes on cash	443		443

Net change in cash and cash equivalents	(81,243)		(81,243)
Cash and cash equivalents, beginning of period	210,253		210,253

Cash and cash equivalents, end of period	$129,010		$129,010

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

We have incurred significant operating losses since inception. As a result, we have generated negative cash flows from operations, and have an accumulated deficit at September 30, 2007 (as restated) of $974,445. Our primary source of funds to date has been through the issuance of equity and debt securities, including net proceeds from our initial public offering (“IPO”) of $491,144 in May 2006, which includes costs of $1,896 incurred in 2005.

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

We launched our service in the United States in October 2002, in Canada in November 2004 and in the United Kingdom in May 2005. Since our U.S. launch, we have experienced rapid revenue and subscriber line growth. While our revenue has grown rapidly, we have incurred an accumulated deficit of $974.4 million from our inception through September 30, 2007 (as restated). Although our net losses initially were driven primarily by start-up costs and the cost of developing our technology, more recently our net losses have been driven by our growth strategy and litigation costs. In order to grow our customer base and revenue, we chose to spend a significant amount on marketing, rather than seeking to generate net income. In addition, we plan to continue to invest in research and development and customer care. In the first quarter of 2007, we announced a plan to balance growth with profitability and chose to reduce our marketing expense in 2007 as compared to 2006. We incurred marketing expense of $220.6 million and $269.8 million for the nine months ended September 30, 2007 and 2006, respectively. We incurred a net loss of $253.6 million, which includes $168.0 million in royalty, interest and litigation settlement costs related to the Verizon, AT&T, Sprint and other patent settlement agreements, and $221.5 million for the nine months ended September 30, 2007 (as restated) and 2006, respectively. We intend to continue to pursue a balance of growth with profitability because we believe it will position us as a strong competitor in the long term. Although we believe we will achieve profitability in the future, we ultimately may not be successful and we may never achieve profitability.

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

Results of Operations

The following table sets forth, as a percentage of consolidated operating revenues, our consolidated statement of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(as restated)		(as restated)
Operating Revenues:
Telephony services	97%	96%	97%	95%
Customer equipment and shipping	3	4	3	5

	100	100	100	100

Operating Expenses:
Direct cost of telephony services (excluding depreciation and amortization)	27	26	27	28
Royalty	5	—	5	—

Total direct cost of telephony services	32	26	32	28
Direct cost of goods sold	8	10	7	12
Selling, general and administrative	102	45	63	45
Marketing	29	56	36	63
Depreciation and amortization	4	4	4	4

	175	141	142	152

Loss from operations	(75)	(41)	(42)	(52)

Other Income (Expense):
Interest income	2	5	2	3
Interest expense	(3)	(1)	(3)	(3)

	(1)	4	(1)	—
Loss before income tax benefit (expense)	(76)	(37)	(43)	(52)

Income tax benefit (expense)	—	—	—	—

Net loss	(76)%	(37)%	(43)%	(52)%

Three Months Ended September 30, 2007 (As Restated) Compared to the Three Months Ended September 30, 2006

Telephony Services Revenue, Direct Cost of Telephony Services and Royalty

	Three Months Ended September 30,		$ Change	% Change
	2007	2006
	(dollars in thousands)
Telephony services	$203,724	$155,611	$48,113	31%
Direct cost of telephony services (excluding depreciation and amortization of $4,312 and $3,022, respectively)	54,463	41,396	13,067	32%
Royalty	11,139	—	11,139	*

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

Selling, General and Administrative

	Three Months Ended September 30,		$ Change	% Change
	2007	2006
	(as restated)	(dollars in thousands)
Selling, general and administrative	$214,139	$72,052	$142,087	197%

Selling, general and administrative. The increase in selling, general and administrative expenses of $142.1 million, or 197%, was due to several reasons. Settlement expenses for $133.0 million related to our patent litigation with Sprint, AT&T, Verizon and others were recorded in the quarter ended September 30, 2007 and account for a substantial majority of the increase. There were increases in recruiting expense and outsourced labor costs of $2.7 million offset by a reduction in salaries and employee-related benefits of $1.5 million. As we continued to add customers, our credit card, debit card and ECP fees have increased as well by $1.3 million. We also experienced an increase in professional fees of $6.3 million primarily related to legal fees for our patent infringement litigation, which was offset by the decrease in compensation expense for stock-based awards of $4.9 million. Also, our facility maintenance and other administrative expenses increased by $1.7 million as well. We started our Kiosk sales channels in 2007, which increased our expense by $3.0 million for operating and start-up related expenses during the three months ended September 30, 2007.

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

Provision for Income Taxes

We have net losses for financial reporting purposes. Recognition of deferred tax assets will require generation of future taxable income. There can be no assurance that we will generate sufficient taxable income in future years. Therefore, we established a valuation allowance on net deferred tax assets of $380.7 million as of September 30, 2007.

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

Net Loss

	Three Months Ended September 30,		$ Change	% Change
	2007	2006
	(as restated)	(dollars in thousands)
Net loss	$(158,028)	$(62,184)	$(95,844)	(154)%

Net Loss. Based on the explanations described above, our net loss of $158.0 million for the three months ended September 30, 2007 increased by $95.8 million, or 154%, from $62.2 million for the three months ended September 30, 2006.

Nine Months Ended September 30, 2007 (As Restated) Compared to the Nine Months Ended September 30, 2006

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

Selling, General and Administrative

	Nine Months Ended September 30,		$ Change	% Change
	2007	2006
	(as restated)	(dollars in thousands)
Selling, general and administrative	$382,933	$191,036	$191,897	100%

Selling, general and administrative. The increase in selling, general and administrative expenses of $191.9 million, or 100%, was due to several reasons. Settlement expenses of $133.0 million related to our patent litigation with Sprint, AT&T, Verizon and others were recorded in the quarter ended September 30, 2007 and account for a substantial majority of the increase. There was an increase in average employees for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. This increase resulted in higher wages, employee-related benefits and outsourced labor costs of $30.3 million offset by a reduction in recruiting costs of $1.1 million. Due to the 10% workforce reduction in April 2007, we incurred additional severance cost of $3.7 million in 2007. As we continued to add customers, our credit card, debit card and ECP fees have increased as well by $5.2 million. We also experienced an increase in professional fees of $23.8 million primarily related to legal fees for our patent infringement litigation offset by reductions of $14.1 million for compensation expense related to stock-based awards and $1.9 million in tax expense for what we potentially might owe for sales tax. Also, our facility maintenance and other administrative expenses increased by $7.4 million as well. We started our Kiosk sales channels in 2007, which increased our expense by $5.6 million for operating and start-up expenses during the nine months ended September 30, 2007.

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

Net Loss

	Nine Months Ended September 30,		$ Change	% Change
	2007	2006
	(as restated)	(dollars in thousands)
Net loss	$(253,588)	$(221,480)	$(32,108)	(14)%

Net Loss. Based on the explanations described above, our net loss of $253.6 million for the nine months ended September 30, 2007 increased by $32.1 million, or 14%, from $221.5 million for the nine months ended September 30, 2006.

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

We have incurred significant operating losses since our inception. As a result, we have generated negative cash flows from operations, and have an accumulated deficit of $974.4 million at September 30, 2007 (as restated). Our primary sources of funds have been proceeds from private placements of our preferred stock, a private placement of our convertible notes, an initial public offering of our common stock, operating revenues and borrowings under notes payable from our principal stockholder and Chairman, which were subsequently converted into shares of our preferred stock. In 2006, we raised $491.1 million in net proceeds from an initial public offering, or IPO, of our common stock which includes costs of $1.9 million incurred in 2005. We have used the proceeds from the IPO for working capital and other general corporate purposes, including funding operating losses.

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

Nine Months Ended September 30, 2007 (As Restated) Compared to the Nine Months Ended September 30, 2006

Cash used in operating activities for the nine months ended September 30, 2007 was $89.0 million and consisted of a net loss of $253.6 million and $129.3 million provided by working capital and other activities, offset by adjustments for non-cash items of $35.3 million. Adjustments for non-cash items consisted primarily of depreciation and amortization of $24.6 million and $5.9 million for stock option compensation. Working capital and other activities primarily consisted of a net increase in cash of $131.0 million for accounts payable, accrued expenses and other liability primarily related to our patent litigation settlements and marketing, an increase of $9.0 million for deferred revenue net of deferred product costs and $3.4 million increase in inventory offset by a decrease in accounts receivable of $6.2 million and a decrease in cash of $8.0 million for prepaid expenses.

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

Our management, with the participation of our interim chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2007, our interim chief executive officer and chief financial officer initially concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Subsequently, we determined that it was necessary to restate our consolidated financial statements for the three and nine months ended September 30, 2007 and that the consolidated financial statements for those periods should no longer be relied upon.

These restatements have no impact on our previously reported revenues, cash flows from operations or total cash and cash equivalents shown in the consolidated financial statements for or as of the three and nine months ended September 30, 2007.

In connection with the restatement for the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our interim chief executive officer and chief financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our interim chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2007 because of a material weakness in internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).

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

Except for the material weakness in internal control over financial reporting for the calculation of share-based compensation expense, for the three months ended September 30, 2007, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description of Exhibit
3.1	Vonage Holdings Corp. Amended and Restated By-Laws, as amended(1)

10.1	Confidential Separation Agreement and General Release, dated May 17, 2007, between Vonage Holdings Corp. and Michael Snyder(1)

10.2	Form of Indemnification Agreement between Vonage Holdings Corp. and its directors and certain officers(1)

31.1	Certification of the Company’s Interim Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

32.1	Certification of the Company’s Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

(1)	Previously filed with the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2007.

(2)	Superseding exhibit filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vonage Holdings Corp.

Dated: March 17, 2008	By:	/s/ JOHN S. REGO
John S. Rego
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Vonage Holdings Corp. Amended and Restated By-Laws, as amended(1)

10.1	Confidential Separation Agreement and General Release, dated May 17, 2007, between Vonage Holdings Corp. and Michael Snyder(1)

10.2	Form of Indemnification Agreement between Vonage Holdings Corp. and its directors and certain officers(1)

31.1	Certification of the Company’s Interim Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

32.1	Certification of the Company’s Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

(1)	Previously filed with the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2007.

(2)	Superseding exhibit filed herewith.