Form 10-K
period 2007-12-31
VONAGE HOLDINGS CORP
filed 2008-03-17
CIK 1272830

UNITED STATES SECURITIES AND EXCHANGE COMMISSION • WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934	or	☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007		For the transition period from to

Commission file number 001-32887

VONAGE HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

Delaware	11-3547680
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

23 Main Street, Holmdel, New Jersey	07733
(Address of principal executive offices)	(Zip Code)

(732) 528-2600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.001 Per Share	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Stock Options to Purchase Common Stock, Par Value $0.001 Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

☐  Large accelerated filer    ☒  Accelerated filer ☐  Non-accelerated filer (Do not check if a smaller reporting company)    ☐  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the common equity held by non-affiliates of the registrant at June 29, 2007 was $227,094,669.

The number of shares outstanding of the registrant’s common stock as of February 29, 2008 was 156,019,924.

Documents Incorporated By Reference

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive Proxy Statement for the Annual Meeting of the Stockholders to be held May 16, 2008.

VONAGE HOLDINGS CORP.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

VONAGE ANNUAL REPORT 2007

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

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Annual Report on Form 10-K, any exhibits to this Form 10-K and other public statements we make. Such factors include, but are not limited to: our damaging and disruptive intellectual property and other litigation; our convertible notes, which can be put to us in December 2008; our rate of customer terminations; our history of net operating losses and our need for cash to finance our growth; the competition we face; our dependence on our customers’ existing broadband connections; differences between our service and traditional phone services, including our 911 service; uncertainties relating to regulation of VoIP services; system disruptions or flaws in our technology; the risk that VoIP does not gain broader acceptance; and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management’s Discussion and Analysis of Results of Operations and Financial Condition” section and other sections of this Annual Report on Form 10-K, as well as in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

FINANCIAL INFORMATION PRESENTATION

For the financial information discussed in this Annual Report on Form 10-K, other than per share and per line amounts, dollar amounts are presented in thousands, except where noted.

PART I

ITEM 1. Business

OVERVIEW

We are a leading provider of broadband telephone services that utilize Voice over Internet Protocol, or VoIP, technology. We offer feature-rich, low-cost communications services that provide users an experience similar to traditional telephone services. We launched our service in the United States in October 2002, Canada in November 2004 and the United Kingdom in May 2005. As of December 31, 2007, we had over 2.5 million subscriber lines in service, of which 95% are from customers in the United States.

Our primary source of revenue is subscription fees that we charge customers for our service plans, primarily on a monthly or annual basis. We also generate revenue from the sale of devices that connect a customer’s phone to the Internet and through activation fees we charge customers to activate their service.

We offer our customers a variety of service plans that includes a full suite of features typically offered by traditional circuit-switched telephone service providers, such as call waiting, caller ID and call forwarding. In addition, we offer several enhanced features at no additional charge that are not typically offered by traditional telephone service providers, such as area code selection, Web- and e-mail-based voicemail and an account management website that allows customers to add or change their features online. We also offer a number of premium services for an additional fee, such as toll free numbers, fax numbers and virtual phone numbers. We offer low international per minute calling rates for calls to locations outside the United States, Puerto Rico and Canada. We believe the combination of these factors allows us to offer an attractive value proposition to our customers.

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

We have invested heavily to build a strong brand that helps drive our subscriber growth. We employ an integrated marketing strategy that includes television, online, direct mail, telemarketing, a customer referral program and a range of other promotions, all designed to build our brand, attract new subscribers and retain existing customers. We employ a broad distribution strategy and acquire customers through our websites, our toll free numbers, our presence in leading retail outlets, including Best Buy, Circuit City and Wal-Mart stores, and kiosks throughout shopping malls in the United States.

RECENT DEVELOPMENTS

Convertible Notes

As of December 31, 2007, we had convertible notes outstanding in the aggregate principal amount of $253,460 which can be put to us on December 16, 2008. We and our financial advisor have engaged in preliminary discussion with certain holders of our convertible notes. In those discussions, we have explored the possibility of a transaction in which holders would agree to forego the right to “put” the convertible notes in December 2008. As an inducement for holders to participate in such a transaction, we may agree to make certain modifications to the terms of the convertible notes adverse to us, although we have not offered to engage in such a transaction and the holders have not agreed to such a transaction. (See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Item 1A—Risk Factors—Our cash flow and capital resources may not be sufficient for the future repurchase of our convertible notes.”)

Customer Churn

Our rate of customer terminations, or average monthly customer churn, increased to 2.8% for the

2	VONAGE ANNUAL REPORT 2007

year ended December 31, 2007 from 2.5% for the year ended December 31, 2006. During that period, 676,168 of our customers terminated. In the fourth quarter of 2007, our average monthly customer churn was 3.0%. Our churn rate could increase in the future if customers are not satisfied with our service. Other factors, including increased competition from other providers, also influence our churn rate. Because of churn, we have to acquire new customers on an ongoing basis just to maintain our existing level of customers and revenues. We are continuing to supplement our new management team for our customer care organization, which is developing and implementing fundamental changes in process and technology that we believe will improve customer care. In addition, we will continue to invest in workforce management, call routing systems and agent training to improve care, but these actions may not decrease customer churn in the future. (See “Item 1A—Risk Factors—A higher rate of customer terminations would negatively affect our business by reducing our revenue or requiring us to spend more money to grow our customer base.”)

OUR STRENGTHS

We believe we have the following strengths:

>

VoIP Market Position and Brand. We believe our strong brand recognition has enhanced our ability to sell our services through direct and retail distribution channels, allowing us to capitalize on growing market demand for broadband and VoIP.

>

Attractive Value Proposition. We offer our customers an attractive value proposition: quality communications services with standard and enhanced features at prices considerably lower than those of traditional telephone services. Our most popular calling plan, the Residential Premium Unlimited Plan, offers residential customers unlimited calling minutes within the United States and to Puerto Rico and Canada any time of the day, any day of the week, for $24.99 per month plus applicable fees and taxes. Another key aspect of our value proposition is the portability of our service, enabling our customers to use Vonage-enabled devices to make and receive calls with their Vonage phone numbers almost anywhere that a broadband Internet connection is available. In 2007, we began offering new plans and services including several unlimited international calling plans to customers that subscribe to the Residential Premium Unlimited Plan and Vonage Visual Voicemail where a voicemail message can be transcribed to text and sent to a customer’s e-mail address or mobile phone.

>

Innovative, Low-Cost Technology Platform. We have invested significant resources in creating and maintaining our innovative software and network technology platform. We believe this technology platform not only provides us with a competitive advantage over many other VoIP service providers but also allows us to maintain a low cost structure relative to traditional telephone and cable companies by:

>	leveraging our customers’ existing broadband Internet connections, which eliminates our need to construct or maintain costly “last mile” telecommunications networks to reach our customers;
>	using software rather than more expensive circuit switches or dedicated softswitches to route calls over our network;
>	enabling us to remotely configure, monitor and update features without the need for a costly field service visit from a technician;
>	enabling our customers to add or change their service features online, reducing our customer care expenses;
>

allowing us to offer plug-and-play Vonage-enabled devices that our customers in most cases connect by themselves to access our service, making our service portable and also reducing the need for a costly field service visit from a technician; and

>

providing for an online billing and automated payment system, which lowers costs by reducing the number of employees dedicated to billing and collection functions and eliminating the need for paper bills.

Our technology platform is scaleable, meaning that we require only modest capital investments in physical plant, and, as the needs of our growing customer base increase, we can augment our capacity at a low incremental cost. Our platform also allows us to enter new markets rapidly and offer our services at attractive prices. Our development team continuously works to enhance our technology, develop new features to make our plans and services appealing to existing and potential customers and maintain a leadership position in broadband telephone services.

OUR STRATEGY

We believe that our strong brand identity, customer value proposition and ability to deliver quality communications services are instrumental in building our customer base. Consistent with these beliefs, we have implemented a strategy which will further enable us to deliver cost effective growth. This strategy has three stages: to fix the fundamentals of the business,

PART I

strengthen the core and ultimately grow from the core. In 2007, we made significant progress toward fixing the fundamentals by reducing our cost structure and improving the efficiency of our marketing acquisition costs. We continue to focus our efforts on improving the customer experience and reducing churn, which increased in 2007. We have laid much of the groundwork and will continue to invest in people, process and technology to improve the user experience. This includes investments in workforce management, customer relationship management and call routing systems, which we believe, over time, will improve customer care and reduce churn.

As we look toward strengthening the core, we will develop additional innovative features, products and services. In 2007, we introduced a number of new features and calling plans. These include Vonage Visual Voicemail, international calling plans and the V-Portal, a Vonage-branded router that we expect will assist customers with trouble shooting and ultimately have a positive impact on the user experience. We will continue to add value by offering innovative products and features and expect this will improve retention and overall customer economics.

SERVICE OFFERINGS

We offer our broadband telephone services to customers through a variety of service plans with different pricing structures. All of our service plans include an array of both basic and enhanced features, and customers have the opportunity to purchase a number of premium features at an additional fee. In order to access our service, a customer need only connect a standard touch-tone telephone to a broadband Internet connection through a small Vonage-enabled device. After connecting the device, our customers can use their touch-tone telephone to make and receive calls.

Plans

Within the United States, we currently offer two residential calling plans and two calling plans that cater to small offices or home offices. Each plan offers calling within the United States and to Puerto Rico and Canada, plus a package of enhanced services and features, for a fixed monthly or annual fee. In September 2007, we started offering unlimited international calling plans to customers who use our Residential Premium Unlimited Plan. We also offer other plans, including Residential Fax Service, Business Fax and SoftPhone, which are described below. As of December 31, 2007, approximately 92% of our U.S. subscriber lines were for residential service, and approximately 76% of those residential subscriber lines were the Residential Premium Unlimited Plan. We offer similar plans in Canada and the United Kingdom. Please see Note 11 to our consolidated financial statements for financial information about our geographic areas.

Basic and Enhanced Features

Each of our calling plans provides a number of basic features including call waiting, caller ID with name, call forwarding and voicemail. All of our calling plans include a wide range of enhanced features at no additional charge to our customers, such as:

>	Area Code Selection. Customers can select from approximately 259 U.S. area codes for their telephone number for use with our service, regardless of physical location.
>

Service and Number Portability. Our service is portable. Our customers can use their Vonage phone numbers to make and receive calls almost anywhere in the world that a broadband Internet connection is available by taking their Vonage-enabled device with them or using a Vonage V-Phone, WiFi phone or SoftPhone.

>

Online Account Management. Customers can view and manage their accounts online. Our service provides capabilities such as real-time feature management, call forwarding options and a lifetime call activity log.

>

Personalized Web-Enabled Voicemail. Our service allows customers to receive e-mail notification of a voicemail with the voice message attached to the e-mail message as an audio file. Our customers can also check and retrieve voicemails online or from any touch-tone phone.

Premium Services

We also offer a number of premium services for additional costs. These services include:

>

International Calling Plans. In 2007, we began offering several unlimited international calling plans to customers that subscribe to the Residential Premium Unlimited Plan. A customer can choose among several different plans and make unlimited calls to the region under that plan for a small monthly fee.

4	VONAGE ANNUAL REPORT 2007

>	Vonage Visual Voicemail. This feature allows a customer to have their voicemail messages transcribed to text and sent to their e-mail address or mobile phone.
>

Virtual Phone Number. A customer can have additional inbound telephone numbers that ring on a primary subscriber line, each for an additional fee. Each of these inbound telephone numbers can have a different area code. For example, a customer living in New York City with a New York City phone number can purchase a Los Angeles virtual phone number that rings on the customer’s primary subscriber line. In this instance, a caller from Los Angeles could call the customer’s virtual phone number and be billed as if the customer were in Los Angeles. In addition to U.S. virtual phone numbers, we offer international virtual phone numbers as well. Virtual phone numbers are not included in our subscriber line count.

>	Toll Free Plus. A customer can have toll free numbers that ring on an existing subscriber line. Toll free numbers are not included in our subscriber line count.
>

Vonage SoftPhone. A SoftPhone is a software application that can be downloaded and installed on computers, laptops and WiFi-enabled personal digital assistant devices. It enables a user to use a computer as a full-functioning telephone, with its own phone number, through a screen-based interface that works just like a telephone keypad.

>

Residential Fax Service. We offer 250 minutes of outgoing fax service within the United States, Puerto Rico and Canada on a dedicated fax line plus unlimited incoming faxes, with customers charged a per minute fee of 3.9 cents thereafter.

>

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

>

Vonage V-Portal. The Vonage V-Portal can connect up to two Vonage lines through a high- speed Internet connection and includes a networking router. It has a user-friendly LCD display with caller ID and call timer, call logs, language selection, and built-in upstream bandwidth tester. The Vonage V-Portal allows customers to use the Internet connection for the computer and the phones at the same time.

>

Analog Telephone Adapter. Our analog telephone adapters, which convert analog audio signals into digital data packets for transmission over the Internet, are plugged in between the customer’s touch-tone telephone and existing broadband Internet connection.

>	Integrated Adapter and Router. Our integrated adapters and routers simplify installation by combining a standard adapter and a broadband router in one device.
>

Integrated Adapter and Wireless Router. Our integrated adapters and wireless routers further simplify installation by combining a standard adapter, a broadband router and a wireless (WiFi) access point in one device.

>

Integrated Cordless Phone, Adapter and Router. Our cordless multi-phone system offers customers further integration of customer equipment by integrating a standard cordless phone system, our adapter and a router into one device. These cordless multi-phone systems are designed to appeal to mainstream consumers.

>

WiFi Phone. The UTStarcom F1000 WiFi phone is a pocket-sized, wireless Internet phone that uses Vonage service by connecting to wireless Internet access points, also known as WiFi hotspots, worldwide. The WiFi phone works at open WiFi hot spots or known compatible encrypted sites.

>

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

PART I

NETWORK OPERATIONS

Our network operations are conducted by our wholly-owned subsidiary, Vonage Network Inc., which holds our networking equipment and employs the personnel who develop and operate our technology.

How Vonage Calls Work

When our customer makes a call, our equipment and network transmit the call through the following process:

>	the call starts from the phone handset and travels to the customer’s Vonage-enabled device, which then converts the analog audio signals into digital data packets;
>	the digital data packets are sent through the customer’s existing broadband connection over the Internet to our call processing center; and
>	the digital data packets are routed by our call processing center in one of two ways depending upon the call recipient:
>	for recipients who use Vonage, the digital data packets are routed over the Internet to the recipient’s location and converted back to analog signals by the recipient’s Vonage-enabled device; and
>

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

>

Vonage-Enabled Devices. We work with a number of leading equipment manufacturers to provide our customers with a variety of equipment alternatives while ensuring that all devices have the functionality found in our standard Vonage-enabled adapter.

>

Call Processing Centers. Our call processing centers communicate with the equipment at the Vonage customer’s location to authenticate and authorize access to our network. The call processing centers are also responsible for all call signaling in our network, such as initiating phone calls, delivering inbound calls to a customer’s phone, and other calling features such as call forwarding. The call processing centers are built from our internally-developed software and industry-standard servers and make use of techniques in distributed computing.

>

Regional Data Connection Points. Calls into or out of our network, where one of the parties is not a Vonage customer, are interconnected with the public switched telephone network at approximately two dozen regional data connection points in the United States, Canada, Mexico and the United Kingdom. Our interconnections with the public switched telephone network are made pursuant to agreements we have with several telecommunications providers. Under these agreements, we transfer calls originated by our customers to other carriers who connect the call to the called party. We pay a per-minute charge for this. The calls are transferred from our equipment to other carriers at connection points that are typically housed in small co-location facilities in which we lease space from other telecommunications providers. We generally pay monthly for this co-location, based on the amount of space we use. As we expand, we may launch additional regional data connection points to reduce our network transport and other costs. This method of connecting to the public switched telephone network allows us to expand capacity quickly, as necessary to meet call volume, and to provide redundancy within our network. Our business is not substantially dependent upon our agreements with other carriers or our inter-

6	VONAGE ANNUAL REPORT 2007

connection agreements, because we can easily substitute other telecommunications providers in order to obtain the same or similar service at similar cost.

Other Key Systems

>

Network Operations Center. We currently maintain a network operations center at our headquarters and redundancies at several points within our network. The network operations center monitors and manages the status and health of our network elements, allowing us to manage our network in real time, respond to alert notifications and re-route network traffic as needed. We pursue a multi-faceted approach to managing our network to ensure high call quality and reliable communications services to our customers.

>

Back Office Systems. In addition to our network management systems, we have developed a number of software systems that enable us to manage our network and service offering more efficiently and effectively. Key aspects of these systems include:

>

Customer Device Management System. We have developed a suite of software solutions that enable us to remotely provision, monitor and configure customer devices and services. When we develop new service offerings or software solutions, we can securely update a customer’s equipment and software features without the need for costly field visits.

>

Web Portal. We provide a fully functional customer Web portal that allows our customers to configure and manage almost all aspects of their service on the Internet. In addition, we have developed our own scaleable Web-based billing system that allows our customers to access all of their call usage and billing details.

>

Reporting Tools. To enhance our network operations efforts, we have a series of internally-developed monitoring and reporting tools that enable us to more effectively manage our network and quickly and efficiently recognize and respond to potential issues.

>

Emergency Calling Service and Enhanced 911 Service. We have deployed E-911 service to approximately 98.5% of our U.S. customer base that is comparable to the emergency calling services provided to customers of traditional wireline telephone companies in the same area. For customers in areas where our E-911 service is available, emergency calls are routed, subject to the limitations discussed below, directly to an emergency services dispatcher at the public safety answering point, or PSAP, in the area of the customer’s registered location. The dispatcher will have automatic access to the customer’s telephone number and registered location information. However, if a customer places an emergency call using the customer’s Vonage-enabled device in a location different from the one registered with us, the emergency call will be routed to a PSAP in the customer’s registered location, not the customer’s actual location at the time of the call. Every time a customer moves his or her Vonage-enabled device to a new location, the customer’s registered location information must be updated and verified. Until this occurs, the customer will have to verbally advise the emergency dispatcher of his or her actual location at the time of the call and wait for the call to be transferred, if possible, to the appropriate local emergency response center before emergency assistance can be dispatched.

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

PART I

coordinate connecting the caller to the appropriate PSAP or emergency services provider. Our E-911 service does not support the calls of our V-Phone, WiFi phone and SoftPhone users. The emergency calls of our V-Phone, WiFi phone and SoftPhone users are supported by the national call center.

Agreements with E-911 Service Providers. To enable us to effectively deploy and provide our E-911 service, we currently maintain agreements with several E-911 service providers. Intrado, Inc. maintains an extensive PSAP database for the purpose of deploying and operating E-911 services. The database includes contact, technical infrastructure, boundary and routing information for delivery of calls to PSAP or emergency service providers in the United States. Our agreement with Intrado, Inc. was renewed until July 2010, and we have the option to extend the agreement for successive one-year terms thereafter.

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

We rely on our agreement with Synchronoss Technologies Inc. to facilitate the transfer of customer telephone numbers. This agreement will continue through December 2010.

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

8	VONAGE ANNUAL REPORT 2007

TECHNOLOGY AND DEVELOPMENT

We conduct substantial ongoing technology development to continually strengthen our network platform and enhance the communications services we offer to our customers. We seek to hire talented and innovative engineers and software programmers to solve challenging problems in areas such as distributed computing and high availability systems. For example, through our patent-pending SIP-thru-NATSM technology, we have developed the ability to provide VoIP phone service to a customer whose Vonage-enabled device is located behind a network firewall without requiring any manual configuration. Also, our subscriber growth requires us to efficiently scale our operations to meet increased call volume, while continuing to ensure call quality and service reliability. We continue to research new hardware and software technologies that will further enable us to grow.

MARKETING

Our marketing objective is to achieve subscriber line goals by cost-effectively acquiring and retaining customers. In early 2007, as part of a broad process to reduce our overall cost structure, we reduced our 2007 full year marketing budget by $110,000. As we implemented these reductions, we conducted a comprehensive review of all of our marketing programs and eliminated those that were not producing the desired results. During this transition, we changed our marketing strategy to increase our focus on customer acquisition and reduced expenditures that were primarily intended for branding purposes. Furthermore, we refined our marketing message to better distinguish ourselves from cable companies and more effectively communicate our value proposition.

We employ an integrated multi-channel approach to marketing. We make use of broad-reach and highly-targeted media channels including television, online, direct mail, database, alternative media, print, telemarketing, partner marketing and customer referral programs. As a national provider, we believe we are able to buy online and traditional media in a highly efficient manner. We give our customers a choice to transact in a manner that is easy and convenient. Our customers have multiple channels and ways to purchase Vonage services and products, through the Internet, by phone, in a retail store or a kiosk. They can choose various payment options, like credit cards, debit cards and electronic check payments, or ECP.

We monitor the results of our marketing efforts closely in a number of ways, including the cost of acquiring new subscriber lines, to evaluate which approaches produce the best results and deploy our marketing resources accordingly. All of our testing follows disciplined direct marketing tactics which helps us isolate the variables that are driving performance. And, because we track performance beyond the gross sale, we are able to prioritize those programs that bring in high value, long-term customers. We believe the scale of our advertising program has given us greater purchasing power than many of our competitors and has enabled us to negotiate favorable pricing arrangements. Unlike our regional competitors, we are able to leverage national advertising campaigns. We are opportunistic in our purchase of available advertising slots and keep part of our budget in reserve to take advantage of last-minute opportunities. This approach often provides significant cost savings, enabling us to reach a greater number of potential customers more cost-efficiently.

We make use of marketing research to gain consumer insights into brand, product and service performance. We also monitor brand strength among VoIP, broadband and dial-up customers. Market research is also leveraged in the areas of testing, retention marketing and product marketing. We believe gaining insights into customer needs, wants and preferences is a key marketing asset.

We augment these marketing efforts with Refer-a-Friend, our online customer referral program. Under this program, existing customers can use the Vonage website to send e-mails to their friends that describe our service offerings and track their responses. We also introduced a referral feature that allows referrers to use their Vonage telephone number as a type of “coupon code” to allow greater word of mouth exposure. In return for referring a new customer, both the new and the existing customer receive a service credit.

SALES AND DISTRIBUTION

Direct Sales

The primary sales channel for our service historically has been through in bound telemarketing and online direct sales. Customers can subscribe to our services at our websites, http://www.vonage.com, http://www.vonage.ca and http://www.vonage.co.uk, or through our toll free number. We complement this sales channel with other marketing channels including television, direct mail, database, alternative media, print, telemarketing, partner marketing, customer referral programs and outbound telephone direct sales.

PART I

Retail Sales

In addition to our direct sales channel, we also offer sales through our retail channel. Our service currently is available at the outlets of leading national and regional retailers, including Best Buy, Circuit City and Wal-Mart. We believe that the availability of our devices through premier retailers enhances and reinforces the Vonage brand with consumers and that the retail channel increases our ability to acquire mainstream consumers by reaching them in a familiar and interactive shopping environment. In addition, we opened fifty Vonage kiosks throughout the United States in 2006 and 2007.

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

Customers who cannot or do not wish to resolve their questions through our website can contact a live customer care representative through our toll free number. We staff our customer care hotline through a combination of our own employees and outsourced customer care representatives. All new customer care representatives are trained through an established program developed by Vonage. We also have a separate team called Advanced Technical Support for resolving customers’ complex issues that could not be handled by our other tiers. We use extensive monitoring of call quality and customer satisfaction scores to determine additional training or coaching requirements for individual employees.

Our strategy includes an effort to improve the customer experience, which we believe will assist in reducing churn, which increased in 2007. We are continuing to supplement our management team for our customer care organization, which is developing and implementing fundamental changes in process, technology and training that we believe will improve the customer experience.

Billing

All customer billing is automated through our website, and notifications of credit and debit card charges and ECP are distributed by e-mail. We automatically collect all fees from our customers’ credit card, debit card and ECP. By collecting monthly subscription fees in advance and certain other charges immediately after they are incurred, we are able to reduce the amount of accounts receivable that we have outstanding, thus allowing us to have lower working capital requirements. Collecting in this manner also helps us mitigate bad debt exposure, which is recorded as a reduction to revenue. If a customer’s credit card, debit card or ECP is declined, we generally suspend international calling capabilities as well as the customer’s ability to incur domestic usage charges in excess of the customer’s plan minutes. Historically, in most cases, we are able to correct the problem with the customer within the current monthly billing cycle. If the customer’s credit card, debit card or ECP cannot be successfully processed during three billing cycles (i.e. the current and two subsequent monthly billing cycles), we terminate the account.

INTELLECTUAL PROPERTY

We believe that our technological position depends primarily on the experience, technical competence and the creative ability of our engineering and technology staff. We review our technological developments with our technology staff and business units to identify the features of our core technology that provide us with a technological or commercial advantage and file patent applications as necessary to protect these features in the United States and internationally. Our company policies require our employees to assign their intellectual property rights to us and to treat all technology as our confidential information. We have filed several patent applications to protect our technology, which are all currently pending.

In addition to developing technology, we evaluate the licensing and acquisition of intellectual property of others in order to identify technology that provides us with a technological or commercial advantage. In 2006, we acquired three patents from Digital Packet Licensing Inc. that enable VoIP technology. The patents are related to the compression of packetized digital signals commonly used in VoIP technology. One of the patents has expired, and the other patents expire in 2008 and 2013, respectively.

10	VONAGE ANNUAL REPORT 2007

We were named as a defendant in several suits that relate to patent infringement and recently entered into settlement agreements to settle certain of the suits, which in certain cases include payments, patent licenses and covenants not to sue. See “Item 3 – Legal Proceedings – Patent Litigation.”

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

COMPETITION

We face strong competition from incumbent telephone companies, cable companies, alternative voice communication providers and wireless companies. Because most of our target customers are already purchasing communications services from one or more of these providers, our success is dependent upon our ability to attract these customers away from their existing providers. We believe that the principal competitive factors affecting our ability to attract and retain customers are price, call quality, reliability, customer service and enhanced services and features.

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

The incumbent phone companies own networks that include a “last mile” connection to substantially all of our existing and potential customers as well as the places our customers call. As a result, the vast majority of the calls placed by a Vonage customer are carried over the “last mile” by an incumbent phone company, and we indirectly pay access charges to these competitors for each of these calls. In contrast, traditional wireline providers do not pay us when their customers call our customers. Their “last mile” connections enable these competitors to bundle phone service with Internet access and television at prices we may find difficult to compete with.

We currently charge prices that are significantly lower than prices charged by the incumbent phone companies, which has facilitated our growth. We believe the incumbent phone companies have significant overhead expenses, which have resulted in the high prices they charge. However, their marginal cost to complete each additional call on their networks is negligible. This could lead them to decrease the prices they charge, which would have an adverse effect on our ability to attract and retain their customers. We also currently compete successfully with the incumbent phone companies on the basis of the features we offer that they do not (such as area code selection and virtual phone numbers) and features we offer at no extra charge. The incumbent phone companies might be able to improve their offerings in these areas, which would also have an adverse effect on our ability to attract and retain customers. Furthermore, the incumbent phone companies could offer broadband communications through subsidiaries that are not burdened with their overhead and legacy equipment. Given their ability to offer DSL “last mile” connections, this would significantly enhance their ability to compete with us on the basis of price and features.

The incumbent phone companies have long-standing relationships with regulators, legislators, lobbyists and the media. This can be an advantage for them because legislative, regulatory or judicial developments in our rapidly evolving industry could have a negative impact on us.

PART I

Cable companies

These competitors include companies such as Cablevision, Comcast Corporation, Cox Communications and Time Warner Cable. Cable companies have made and are continuing to make substantial investments in delivering broadband Internet access to their customers. As a result, they can be expected to compete intensely for the money that their customers spend for phone service over that connection. They provide Internet access and cable television to most of our existing and potential customers. This allows them to engage in highly targeted, low-cost direct marketing and may enhance their image as trusted providers of services.

Cable companies are aggressively using their existing customer relationships to bundle services. For example, they bundle Internet access, cable television and phone service with an implied price for the phone service that may be significantly below ours. They are able to advertise on their local access channels with no significant out-of-pocket cost and through mailings in bills with little marginal cost. They also receive advertising time as part of their relationships with television networks, and they are able to use this time to promote their telephone service offerings.

We believe our ability to successfully compete with cable companies is enhanced by the features we offer that cable companies do not offer (such as portable service and wide choice of area codes) and because our national presence makes us more attractive to national retail outlets and allows us to more efficiently purchase national advertising.

Wireless telephone companies

We also compete with wireless phone companies, such as AT&T (formerly Cingular Wireless LLC), Sprint Nextel, T-Mobile and Verizon Wireless. Some consumers use wireless phones, instead of VoIP phones, as a replacement for a wireline phone. Also, wireless phone companies increasingly are providing wireless broadband Internet access to their customers and may in the future offer VoIP to their customers. Some of these companies have developed or are developing a dual mode phone that will be able to use VoIP where broadband access is available and cellular phone service elsewhere. Wireless telephone companies have a strong retail presence and have significant financial resources.

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

EMPLOYEES

As of December 31, 2007, we had 1,543 employees. None of our employees is subject to a collective bargaining agreement.

AVAILABLE INFORMATION

We maintain a website with the address www.vonage.com. The information contained on our website is not included as a part of, or incorporated

12	VONAGE ANNUAL REPORT 2007

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

CERTIFICATIONS

Our interim Chief Executive Officer and Chief Financial Officer have provided the certifications required by Rule 13a-14(a) under the Securities Exchange Act of 1934, copies of which are filed as exhibits to this Annual Report on Form 10-K. In addition, an annual chief executive officer certification was submitted by our interim Chief Executive Officer to the New York Stock Exchange on June 21, 2007 in accordance with the New York Stock Exchange listing requirements.

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

Our cash flow and capital resources may not be sufficient for the future repurchase of our convertible notes.

On December 16, 2008, the holders of our convertible notes may require us to repurchase all or a portion of our outstanding notes at a price in cash equal to 100% of the principal amount of the notes, plus any accrued and unpaid interest. As of December 31, 2007, we had convertible notes outstanding in the aggregate principal amount of $253,460. We and our financial advisor have engaged in preliminary discussion with certain holders of our convertible notes. In those discussions, we have explored the possibility of a transaction in which holders would agree to forego the right to “put” the convertible notes in December 2008. As an inducement for holders to participate in such a transaction, we may agree to make certain modifications to the terms of the convertible notes adverse to us. (See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”) If we are unable to refinance or restructure our notes or obtain additional debt or equity capital, on favorable terms, or at all, we may face substantial liquidity challenges and we may be forced to reduce or delay capital or other material expenditures, including significantly reducing our marketing expenditures or disposing of material assets to meet our potential repurchase and other obligations. However, in light of the uncertainties in the credit markets, these alternatives may not be capable of being accomplished on a timely basis or on satisfactory terms, if at all. Although we are currently evaluating our options with respect to our convertible notes, the inability to repurchase, refinance or restructure our convertible notes could lead to our bankruptcy, reorganization, insolvency or liquidation. Because there can be no assurance that we will be successful in refinancing or restructuring the convertible notes or obtaining additional debt or equity capital, there is substantial doubt as to our ability to continue as a going concern, and our independent registered public accounting firm has included an explanatory paragraph highlighting this uncertainty in its report dated March 17, 2008. Our ability to continue as a going concern is subject to our ability to successfully repurchase, refinance or restructure our convertible notes.

We may require significant additional capital to pursue our growth strategy, but we may not be able to obtain additional financing on favorable terms or at all.

We intend to continue spending substantial amounts on marketing and product development in order to grow our business. Although we believe we will achieve profitability in the future, we may need to obtain additional financing to respond to new competitive pressures or to respond to opportunities to develop or acquire complementary businesses or technologies. Our significant losses to date may prevent us from obtaining additional funds on favorable terms or at all. For the year ended December 31, 2007, we recorded a net loss of

PART I

$267,428, which includes $169,342 in royalty, interest and litigation settlement costs related to the Verizon, AT&T, Sprint and other patent settlement agreements. Because of these losses and our limited tangible assets, we do not fit traditional credit lending criteria, which, in particular, could make it difficult for us to obtain loans or to access the capital markets. In addition, the terms of our outstanding convertible notes provide for additional shares to be issued upon conversion if we sell shares of our common stock at a price that is less than the average trading price of our common stock over the 10-day period prior to any such sale, which might further limit our access to the capital markets.

We have incurred quarterly losses since our inception, and we may continue to incur losses in the future.

We have incurred losses since our inception, and we may continue to incur losses in the future. For the period from our inception through December 31, 2007, our accumulated deficit was $988,285. Our quarterly net losses generally increased each quarter from our inception through the quarter ended December 31, 2005. In 2006 and 2007, our quarterly net losses decreased each quarter with exceptions for the fourth quarter of 2006 and the third quarter of 2007, which included costs for patent litigation settlements.

For the quarter ended December 31, 2007, our net loss was $13,840. Initially, our net losses were driven principally by start-up costs and the costs of developing our technology. More recently, our net losses have been driven principally by marketing expense, which was $283,968 for the year ended December 31, 2007 and IP litigation settlements of $169,342 for the year ended December 31, 2007. In order to grow our revenue and customer base, we have chosen to spend a significant amount on marketing expenditures. In addition, we plan to continue to invest in research and development and customer care. We are pursuing a balance of growth and profitability in the near term to capitalize on the current expansion of the broadband and VoIP markets and enhance our future value. Although we believe we will achieve profitability in the future, we ultimately may not be successful and we may never achieve profitability. In the past, we projected that we would generate net income during future periods, but then generated a net loss. We intend to continue to spend a significant amount on marketing expenditures, and we may continue to generate net losses for the foreseeable future. In addition, we will always be required to incur some marketing expense in order to replace customers who terminate our service, or “churn.” Further, marketing expense is not the only factor that may cause us to incur net losses. For example, interest expense on our convertible notes of at least $12,673 annually may cause us to incur net losses unless the convertible notes are converted or repaid prior to the maturity date. This amount will increase if we pay interest in kind on these notes. As a result, even if we significantly reduce our marketing expense, we may continue to incur net losses.

A higher rate of customer terminations would negatively affect our business by reducing our revenue or requiring us to spend more money to grow our customer base.

Our rate of customer terminations, or average monthly customer churn, was 2.8% for the year ended December 31, 2007. During that period, 676,168 of our customers terminated. In the fourth quarter of 2007, our average monthly customer churn was 3.0%. Our churn rate could increase in the future if customers are not satisfied with our service. Other factors, including increased competition from other providers, also influence our churn rate.

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

14	VONAGE ANNUAL REPORT 2007

We may not be able to maintain adequate customer care during periods of growth or in connection with our addition of new and complex Vonage-enabled devices, which could adversely affect our ability to grow and cause our financial results to be negatively affected.

Good customer care is important to acquiring and retaining customers. In the recent past, we have not been able to expand our customer care operations quickly enough to meet the needs of our increased customer base, and the quality of our customer care has suffered. For example, our customers may experience longer than acceptable hold times when they call us for assistance. In 2007, our average monthly customer churn rate increased to 2.8% from 2.5% in 2006. In the fourth quarter of 2007, our average monthly customer churn was 3.0%. We believe this increase was due in part to our inability to hire enough qualified customer care employees, which led to less than satisfactory customer care during these quarters. In the future, as we broaden our Vonage-enabled device offerings and our customers build increasingly complex home networking environments, we will face additional challenges in training our customer care staff. Historically, we have faced a high turnover rate among our customer care employees. We continue to hire and train customer care representatives at a rapid rate in order to meet the needs of our growing customer base. If we are unable to hire, train and retain sufficient personnel to provide adequate customer care, we may experience slower growth, increased costs and higher churn levels, which would cause our financial results to be negatively impacted.

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

We rely on third parties to provide a portion of our customer service representatives, initiate local number portability for our customers and provide aspects of our E-911 service. If these third parties do not provide our customers with reliable, high-quality service, our reputation will be harmed and we may lose customers.

We offer our customers support 24 hours a day, seven days a week through both our comprehensive online account management website and our toll free number. We rely on multiple third parties outside of the U.S. to provide a portion of the customer service representatives that respond to customer inquiries. These third-party providers generally represent us without identifying themselves as independent parties. We also maintain agreements with several E-911 providers and companies that initiate our local number portability, which allow new customers to retain their

PART I

existing telephone numbers when subscribing to our services. If these parties do not provide reliable, high-quality service, our reputation and our business will be harmed. In addition, industry consolidation among providers of services to us may impact our ability to obtain these services or increase our expense for these services.

If we are unable to compete successfully, we could lose market share and revenue.

The telecommunications industry is highly competitive. We face intense competition from traditional telephone companies, wireless companies, cable companies and alternative voice communication providers. Our principal competitors are the traditional telephone service providers, including AT&T, Qwest Communications and Verizon Communications, and rural incumbents such as Citizens Communications, which provide telephone service based on the public switched telephone network. Some of these traditional providers also have added or are planning to add VoIP services to their existing telephone and broadband offerings. We also face, or expect to face, competition from cable companies, such as Cablevision, Comcast Corporation, Cox Communications, and Time Warner Cable (a division of Time Warner Inc.), which have added or are planning to add VoIP services to their existing cable television, voice and broadband offerings. Further, wireless providers, including AT&T, Sprint Nextel, T-Mobile and Verizon Wireless, offer services that some customers may prefer over wireline service. In the future, as wireless companies offer more minutes at lower prices, their services may become more attractive to customers as a replacement for wireline service. Some of these providers may be developing a dual mode phone that will be able to use VoIP where broadband access is available and cellular phone service elsewhere, which will pose additional competition to our offerings.

Most traditional wireline and wireless telephone service providers and cable companies are substantially larger and better capitalized than we are and have the advantage of a large existing customer base. Because most of our target customers are already purchasing communications services from one or more of these providers, our success is dependent upon our ability to attract target customers, who are mainstream consumers, away from their existing providers. In addition, these competitors could focus their substantial financial resources to develop competing technology that may be more attractive to potential customers than what we offer. Our competitors’ financial resources may allow them to offer services at prices below cost or even for free in order to maintain and gain market share or otherwise improve their competitive positions. Our competitors also could use their greater financial resources to offer VoIP services with more attractive service packages that include on-site installation and more robust customer service. In addition, because of the other services our competitors provide, they may choose to offer VoIP services as part of a bundle that includes other products, such as video, high speed Internet access and wireless telephone service, which we do not offer. This bundle may enable our competitors to offer VoIP service at prices with which we may not be able to compete or to offer functionality that integrates VoIP service with their other offerings, both of which may be more desirable to consumers. Any of these competitive factors could make it more difficult for us to attract and retain customers, cause us to lower our prices in order to compete and reduce our market share and revenues.

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

16	VONAGE ANNUAL REPORT 2007

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

>

Both our new E-911 and emergency calling services are different, in significant respects, from the 911 service associated with traditional wireline and wireless telephone providers and, in certain cases, with other VoIP providers.

>	Our customers may experience lower call quality than they are used to from traditional wireline telephone companies, including static, echoes and delays in transmissions.

>	Our customers may experience higher dropped-call rates than they are used to from traditional wireline telephone companies.
>

Customers who obtain new phone numbers from us do not appear in the phone book and their phone numbers are not available through directory assistance services offered by traditional telephone companies.

>	Our customers cannot accept collect calls.
>

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

We have identified a material weakness in our internal control over financial reporting which was remediated as of December 31, 2007 and may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Our management, after discussions with our audit committee and our independent registered public accounting firm, BDO Seidman LLP, determined that it was necessary to restate our consolidated financial statements for the quarters ended June 30, 2007 and September 30, 2007 in order to correct the amount of stock-based compensation expense recorded by us for those periods. In light of the restatement, we believe that a material weakness existed in the design of our

PART I

internal control procedures relating to recording stock-based compensation expense, which was remediated as of December 31, 2007.

If we fail to maintain the adequacy of our internal controls, we may not be able to conclude in the future that we have effective internal control over financial reporting in accordance with the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to maintain effective internal controls could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm the market value of our common stock. Any failure to maintain effective internal controls also could impair our ability to manage our business and harm our financial results.

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

If one of our customers experiences a broadband or power outage, or if a network failure were

18	VONAGE ANNUAL REPORT 2007

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

The Federal Communications Commission, or FCC, released an order on June 3, 2005 requiring us to notify our customers of any differences between our emergency calling services and those available through traditional telephone providers and obtain affirmative acknowledgments from our customers of those notifications. The rules also required us to offer by November 28, 2005 enhanced emergency calling services, or E-911, to all of our customers located in areas where E-911 service is available from their traditional wireline telephone company. E-911 service allows emergency calls from our customers to be routed directly to an emergency dispatcher in a customer’s registered location and gives the dispatcher automatic access to the customer’s telephone number and registered location information.

We have notified our customers of the differences between our emergency calling services and those available through traditional telephony providers and have received affirmative acknowledgement from substantially all of our customers. We also took steps to comply with the FCC’s order by the November 28, 2005 deadline, but we are not currently in full compliance and do not expect to be in full compliance in the short term unless we are granted a waiver of the requirements by the FCC. As of December 31, 2007, we were not providing E-911 service to approximately 1.5% of our U.S. subscriber lines.

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

Until 2006, we did not collect or remit state or municipal taxes, such as sales, excise, and ad valorem taxes, fees or surcharges on the charges to our customers for our services, except that we have historically complied with the collection of New Jersey State sales tax. We have received inquiries or demands from a number of state and municipal taxing agencies seeking payment of taxes, fees or surcharges that are applied to or collected from customers of providers of traditional public switched telephone network services. Although we have consistently maintained that these taxes, fees or surcharges do not apply to our service for a variety of reasons depending on the statute or rule

PART I

that establishes such obligations, a number of states have changed their statutes as part of streamlined sales tax initiatives and we are now collecting and remitting sales taxes in those states. The collection of these taxes, fees or surcharges will have the effect of decreasing any price advantage we may have.

In addition, a few states have enacted statutes or administrative rules that address how VoIP providers should contribute to support public safety agencies, and in those states we began to remit fees to the appropriate state agencies. We have also contacted authorities in each of the other states to discuss how we can financially contribute to the 911 system. State and local governments may also assess fees to pay for emergency services in a customer’s community. As of December 31, 2007, we are collecting and remitting 911 related fees to the appropriate authorities in twenty-six states. For most of our customers, this fee is between $0.50 to $1.50 per month, and as high as $3.00 for a limited number of customers, depending on their location. We also began charging customers an Emergency 911 Cost Recovery fee of $0.99 per month, effective March 7, 2006. This fee is designed to cover some of our costs associated with complying with E-911 regulation and operating our national 911 emergency call center. The collection of these 911 fees will also have the effect of decreasing any price advantage we may have.

We have established a U.S. tax reserve of $5,803 as of December 31, 2007 to account for the claims by some states that we should have collected and remitted sales taxes and 911 fees in the past. If our ultimate liability exceeds that amount, it could result in significant charges to our earnings.

In addition, in June 2006 the FCC in its Order concluded that VoIP providers must begin contributing to the Federal Universal Service Fund, or USF, based on a safe harbor of 64.9%. In October 2006, we began recouping our contributions through a customer surcharge, which was $1.84 per line in the fourth quarter of 2007. Vonage has filed an appeal of the FCC’s USF Order in the United States Court of Appeals for the District of Columbia Circuit. On June 1, 2007, the District of Columbia Court of Appeals vacated the portion of the FCC’s USF Order which required interconnected VoIP providers to make double USF payments in violation of the carrier’s carrier rule. However, the Court failed to decide how interconnected VoIP providers would recover the USF payments made to underlying carriers. Vonage continues to pursue actions to recover all methods of payments that were made from the FCC’s violation of double payments and the carrier’s carrier rule.

Flaws in our technology and systems could cause delays or interruptions of service, damage our reputation, cause us to lose customers and limit our growth.

Although we have designed our service network to reduce the possibility of disruptions or other outages, our service may be disrupted by problems with our technology and systems, such as malfunctions in our software or other facilities and overloading of our network. Our customers have experienced interruptions in the past and may experience interruptions in the future as a result of these types of problems. Interruptions have in the past and may in the future cause us to lose customers and offer substantial customer credits, which could adversely affect our revenue and profitability. During 2007, we had multiple outages that affected groups of customers at various times, some of which affected large groups of customers for several hours. In addition, because our systems and our customers’ ability to use our services are Internet-dependent, our services may be subject to “hacker attacks” from the Internet, which could have a significant impact on our systems and services. If service interruptions adversely affect the perceived reliability of our service, we may have difficulty attracting and retaining customers and our brand reputation and growth may suffer.

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

20	VONAGE ANNUAL REPORT 2007

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

We are and in the future may be subject to damaging and disruptive intellectual property litigation that could materially and adversely affect our business, results of operations and financial condition, as well as the continued viability of our company.

We were named as a defendant in several suits that relate to patent infringement and recently entered into agreements to settle certain of the suits. See “Item 3. – Legal Proceedings – Patent Litigation.” In addition, we have been subject to other infringement claims in the past and, given the rapid technological change in our industry and our continual development of new products and services, we may be subject to infringement claims in the future. We may be unaware of filed patent applications and issued patents that could include claims covering our products and services. Intellectual property litigation if determined against us could:

>	Result in the loss of a substantial number of existing customers or prohibit the acquisition of new customers;
>	Lead to an event of default under the terms of our convertible notes, which could accelerate the payment of approximately $253,460 of principal and interest under our notes;
>	cause us to accelerate expenditures to preserve exiting revenues;
>	cause existing or new vendors to require prepayments or letters of credit;
>	cause our credit card processors to demand additional reserves or letters of credit or make holdbacks;
>	result in substantial employee layoffs;
>	materially and adversely affect our brand in the market place and cause a substantial loss of goodwill;
>

cause our stock price to decline significantly or otherwise cause us to fail to meet the continued listing requirements of the New York Stock Exchange, which could result in the delisting of our common stock from the exchange;

>	materially and adversely affect our liquidity, including our ability to pay debts and other obligations as they become due; and
>	lead to our bankruptcy or liquidation.

Parties making claims of infringement may be able to obtain injunctive or other equitable relief that could effectively block our ability to provide our services and could cause us to pay substantial royalties, licensing fees or damages. The defense of any lawsuit could result in time-consuming and expensive litigation, regardless of the merits of such claims.

PART I

Because much of our potential success and value lies in our use of internally developed systems and software, if we fail to protect them, it could negatively affect us.

Our ability to compete effectively is dependent in large part upon the maintenance and protection of systems and software that we have developed internally based on open standards. While we have several pending patent applications, acquired three patents from Digital Packet Licensing, Inc. and settled the patent litigations with Verizon, Sprint, AT&T and others that enable VoIP technology, we cannot patent much of the technology that is important to our business. To date, we have relied on copyright, trademark and trade secret laws, as well as confidentiality procedures and licensing arrangements, to establish and protect our rights to this technology. We typically enter into confidentiality or license agreements with our employees, consultants, customers and vendors in an effort to control access to and distribution of technology, software, documentation and other information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use this technology without authorization. Policing unauthorized use of this technology is difficult. The steps we take may not prevent misappropriation of the technology we rely on. In addition, effective protection may be unavailable or limited in some jurisdictions outside the United States, Canada and the United Kingdom. Litigation may be necessary in the future to enforce or protect our rights or to determine the validity and scope of the rights of others. That litigation could cause us to incur substantial costs and divert resources away from our daily business, which in turn could materially adversely affect our business.

We are currently subject to securities class action litigations, the unfavorable outcome of which might have a material adverse effect on our financial condition, results of operations and cash flows.

A number of putative class action lawsuits have been filed against us, certain of our officers and directors, and the lead underwriters of our initial public offering, alleging, among other things, securities laws violations. On January 9, 2007, the Judicial Panel on Multidistrict Litigation transferred all complaints to the District of New Jersey. On November 19, 2007, the plaintiffs filed a consolidated Amended Complaint, which generally alleges: (i) we made misstatements regarding subscriber line growth and average monthly churn rate; (ii) we failed to disclose problems with facsimile transmissions and a pending fax litigation case; (iii) we failed to disclose all patent infringement claims and issues; and (iv) that the Directed Share Program suffered from various infirmities. On January 18, 2008, we filed our motion to dismiss the consolidated Amended Complaint. On March 3, 2008, the plaintiffs filed an opposition to that motion. Pursuant to the scheduling order in effect, our Reply Brief is due by April 2, 2008. We cannot, however, determine the outcome or resolution of these claims or the timing for their resolution. In addition to the expense and burden incurred in defending this litigation and any damages that we may suffer, our management’s efforts and attention may be diverted from the ordinary business operations in order to address these claims. If the final resolution of this litigation is unfavorable to us, our financial condition, results of operations and cash flows may be materially adversely affected if our existing insurance coverage is unavailable or inadequate to resolve the matter.

We may incur significant costs and harm to our reputation from lawsuits and regulatory inquiries related to our business practices, which may also divert the attention of our management from other aspects of our business.

We have been named in several purported class actions in California, New Jersey, and Washington alleging a wide variety of deficiencies with respect to our business practices, marketing disclosures, email marketing and quality issues for both phone and fax service. We have also been subject to periodic regulatory inquiries regarding our business practices. Class action litigation and regulatory inquiries of these types are often expensive and time consuming and their outcome may be uncertain.

Any such claims or regulatory inquiries, whether successful or not, could require us to devote significant amounts of monetary or human resources to defend ourselves and could harm our reputation. We may need to spend significant amounts on our legal defense, senior management may be required to divert their attention from other portions of our business, new product launches may be deferred or canceled as a result of any proceedings, and we may be required to make changes to our present and planned products or services. If, as a result of any proceedings, a judgment is rendered

22	VONAGE ANNUAL REPORT 2007

or a decree is entered against us, it may materially and adversely affect our business, financial condition and results of operations and harm our reputation.

Our credit card processors have the ability to take significant holdbacks or increase existing reserves in certain circumstances. The initiation of such holdbacks or increased reserves likely would have a material adverse effect on our liquidity.

Our credit card processors have established reserves to cover any exposure that they may have as we collect revenue in advance of providing services to our customers, which is a customary practice for companies that bill their customers in advance of providing services. As such, we have provided our credit card processors with cash reserves of $21,674 and a cash collateralized letter of credit for $10,000 as of December 31, 2007. Under our credit card processing agreements with our Visa/MasterCard, American Express and Discover credit card processors, the credit card processor has the right, in certain circumstances, including adverse events affecting our business, to impose a holdback of our advanced payments purchased using a Visa/MasterCard, American Express or Discover credit card, as applicable, or demand additional reserves or other security. If circumstances were to occur that would allow any of these processors to initiate a holdback or considerably increase reserves, such as our inability to repurchase, refinance or restructure our convertible notes, the negative impact on our liquidity likely would be significant. In addition, our Visa/MasterCard credit card processing agreement may be terminated by the credit card processor at its discretion if we are deemed to be financially insecure. As a significant portion of payments to us are made through Visa and MasterCard credit cards, if the credit card processor does not assist in transitioning our business to another credit card processor, the negative impact on our liquidity likely would be significant.

We are dependent on a small number of individuals, and if we lose key personnel upon whom we are dependent, our business will be adversely affected.

Many of the key responsibilities of our business have been assigned to a relatively small number of individuals. Our future success depends to a considerable degree on the vision, skills, experience and effort of our senior management, including Jeffrey Citron, our founder, Chairman, Chief Strategist and interim Chief Executive Officer, John Rego, our Chief Financial Officer, Louis Mamakos, our Chief Technology Officer, and Jamie Haenggi, our Chief Marketing Officer. We may add additional senior personnel in the future.

If we lose the services of any of our key employees, or if members of our management team do not work well together, it would have an adverse effect on our business. In particular, Mr. Citron has been the driving force in the development of our business to date, and he will continue to be in charge of our overall strategy and be closely involved with our technology and other aspects of our business. However, Mr. Citron could decide to resign as our Chairman, Chief Strategist and interim Chief Executive Officer, which could have a material adverse effect on us.

Demand for information technology and engineering personnel is high, and the media impact from our patent infringement litigation combined with our prior reduction in force and need to refinance our convertible notes have negatively affected our ability to attract and retain such personnel. If we fail to hire and train these additional information technology and engineering personnel, our business, operating results and financial position could be materially adversely affected.

The media impact from our patent infringement litigation, our prior reductions in force and the need to refinance our convertible notes have negatively affected our ability to attract and retain personnel in our information technology and engineering departments. As a result, there is significant strain being placed on our employees and, consequently, our operations. If we are not able to hire, train and retain necessary personnel, specifically employees with expertise in information technology and engineering, we may have to make increasing demands on our already stressed resources. The quality of our services could suffer, which could negatively affect our brand, operating results and financial position.

Regulation of VoIP services is developing and therefore uncertain, and future legislative, regulatory or judicial actions could adversely affect our business and expose us to liability.

Our business has developed in an environment largely free from government regulation. However, the United States and other countries have begun to assert regulatory authority over VoIP and are continuing to evaluate how VoIP will be regulated in the future. Both the application of existing rules to us and our competitors and the effects of future regulatory developments are uncertain.

PART I

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

24	VONAGE ANNUAL REPORT 2007

significant resources and management oversight are required. The corporate governance rules and regulations of the SEC and the New York Stock Exchange have increased our legal and financial compliance costs and make some activities more time consuming and costly. These requirements may place a strain on our systems and resources and may divert our management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.

Jeffrey A. Citron, our founder, Chairman, Chief Strategist, interim Chief Executive Office and principal stockholder, exerts significant influence over us.

As of December 31, 2007, Mr. Citron beneficially owned approximately 34% of our outstanding common stock, including outstanding securities convertible into or exercisable for common stock held by Mr. Citron. As a result, Mr. Citron is able to exert significant influence over all matters presented to our stockholders for approval, including election and removal of our directors and change of control transactions. In addition, as our Chairman, Chief Strategist and interim Chief Executive Officer, Mr. Citron has and will continue to have significant influence over our strategy, technology and other matters. Mr. Citron’s interests may not always coincide with the interests of other holders of our common stock.

We may be unable to fully realize the benefits of our net operating loss (“NOL”) carryforwards if an ownership change occurs.

If we were to experience a “change in ownership” under Section 382 of the Internal Revenue Code (“Section 382”), the NOL carryforward limitations under Section 382 would impose an annual limit on the amount of the future taxable income that may be offset by our NOL generated prior to the change in ownership. If a change in ownership were to occur, we may be unable to use a significant portion of our NOL to offset future taxable income. In general, a change in ownership occurs when, as of any testing date, there has been a cumulative change in the stock ownership of the corporation held by 5% stockholders of more than 50 percentage points over an applicable three-year period. For these purposes, a 5% stockholder is generally any person or group of persons that at any time during an applicable three-year period has owned 5% or more of our outstanding common stock. In addition, persons who own less than 5% of the outstanding common stock are grouped together as one or more “public group” 5% stockholders. Under Section 382, stock ownership would be determined under complex attribution rules and generally includes shares held directly, indirectly (though intervening entities) and constructively (by certain related parties and certain unrelated parties acting as a group).

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

Securities markets experience significant price and volume fluctuations. This market volatility, as well as general economic conditions, could cause the market price of our common stock to fluctuate substantially. The trading price of our common stock has been, and is likely to continue to be, volatile. Many factors that are beyond our control may significantly affect the market price of our shares. These factors include:

>	judgments in our litigation;
>	changes in our earnings or variations in operating results;
>	any shortfall in revenue or increase in losses from levels expected by securities analysts;
>	changes in regulatory policies or tax law;
>	our efforts to repurchase, refinance or restructure our convertible notes;
>	operating performance of companies comparable to us; and
>	general economic trends and other external factors.

If any of these factors causes the price of our common stock to fall, investors may not be able to sell their common stock at or above their respective purchase prices.

Our stock price may decline due to sales of shares by our other stockholders.

Sales of substantial amounts of our common stock, or the perception that these sales may occur, may adversely affect the price of our common stock and impede our ability to raise capital through the issuance of equity securities in the future. There were 156,019,924 shares of our common stock outstanding as of February 29, 2008. All shares sold in our initial public offering are freely transferable without restriction or further registration under the Securities Act, subject to restrictions that may be applicable to our “affiliates,” as that term is defined in Rule 144 under the Securities Act. Substantially all of the shares held by our pre-IPO stockholders are subject to registration rights, and these rights may be exercised. You should expect a significant number of these shares to be sold,

PART I

which may further decrease the price of shares of our common stock. Shares issuable upon exercise of our options and warrants and upon conversion of our convertible notes also may be sold in the market in the future.

Our common stock is listed on the New York Stock Exchange and we may not be able to maintain that listing, which may make it more difficult for you to sell your shares.

Our common stock is listed on the New York Stock Exchange. The New York Stock Exchange has several quantitative and qualitative requirements companies must comply with to maintain this listing, including a $1.00 minimum closing price. While we believe we are currently in compliance with all New York Stock Exchange requirements, we may not maintain compliance in the future. If we are delisted from the New York Stock Exchange, our common stock may be considered a penny stock under the regulations of the Securities and Exchange Commission and would therefore be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our common stock, which could severely limit market liquidity of the common stock and your ability to sell our securities in the secondary market. This lack of liquidity would also make it more difficult for us to raise capital in the future.

Our certificate of incorporation, bylaws and convertible notes and the terms of certain settlement agreements to which we are a party contain provisions that could delay or discourage a takeover attempt, which could prevent the completion of a transaction in which our stockholders could receive a substantial premium over the then-current market price for their shares.

Certain provisions of our restated certificate of incorporation and our amended and restated bylaws may make it more difficult for, or have the effect of discouraging, a third party from acquiring control of us or changing our board of directors and management. These provisions:

>

permit our board of directors to issue additional shares of common stock and preferred stock and to establish the number of shares, series designation, voting powers (if any), preferences, other special rights, qualifications, limitations or restrictions of any series of preferred stock;

>	limit the ability of stockholders to amend our restated certificate of incorporation and bylaws, including supermajority requirements;
>	allow only our board of directors, Chairman of the board of directors, Chief Strategist or Chief Executive Officer to call special meetings of our stockholders;
>	eliminate the ability of stockholders to act by written consent;
>	require advance notice for stockholder proposals and director nominations;
>	limit the removal of directors and the filling of director vacancies; and
>	establish a classified board of directors with staggered three-year terms.

In addition, our convertible notes provide that upon a change of control, holders may require us to redeem all or a portion of their convertible notes at a price equal to the principal amount of notes to be redeemed, plus any accrued and unpaid interest and potentially a premium.

Further, we were named as a defendant in several suits that relate to patent infringement and recently entered into agreements to settle certain of the suits. See “Item 3. – Legal Proceedings – Patent Litigation.” Certain terms of those agreements, including licenses and covenants not to sue, will be restricted upon a change of control, which may discourage certain potential purchasers from acquiring us.

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

26	VONAGE ANNUAL REPORT 2007

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

ITEM 3. Legal Proceedings

From time to time, we may become party to litigation and subject to claims, normally those incidents to the ordinary course of our business.

Litigation

State Attorney General Proceedings.

>

On May 3, 2005, the Office of the Attorney General for the State of Connecticut filed a complaint against us, alleging that our advertising and provision of emergency calling service violated the Connecticut Unfair Trade Practices Act and certain state regulations. We answered the complaint on July 7, 2005 and denied its allegations. We have undertaken settlement discussions with the Connecticut Attorney General and have voluntarily provided information requested during the course of those discussions. The state sent Vonage a proposed settlement agreement focused on consumer disclosures relating to our 911 dialing services, and the parties have reached an agreement in principle to settle the litigation for $70. However, the documents memorializing the settlement have not been signed or filed with the Court. It is anticipated that the matter will be fully resolved shortly. If we are not successful in finalizing this settlement agreement, we intend to vigorously defend against the lawsuit.

>

On October 24, 2007, the Attorney General for the State of Washington advised Vonage in an informal letter that it is considering bringing an enforcement action against Vonage for alleged violations of Washington State’s Unfair Business Practices – Consumer Protection Act (“CPA”) related to Vonage’s cancellation and porting practices. Vonage responded by way of correspondences dated November 14, 2007 and December 21, 2007, the latter in response to an additional inquiry from the Attorney General. No formal action has been filed against Vonage at this time. We are unable to predict whether a formal action will be filed against us, to assess the likelihood of a favorable or unfavorable outcome in this event, or to estimate the amount of liability in the event of an unfavorable outcome.

>

On November 9, 2007, the Assistant Attorney General for the Wisconsin Department of Justice issued a request for documents related to our business, including our marketing efforts, local number portability (“LNP”) process, and cancellation practices. Vonage responded on January 8, 2008, with follow-up documentation

PART I

on January 9, 2008. A meeting with the Asst. Attorney General took place on February 5, 2008 and Vonage agreed to provide additional information requested during the meeting. To date, the Wisconsin Attorney General has not filed a complaint against us or taken other formal action. We are unable to predict whether a formal action will be filed against us, to assess the likelihood of a favorable or unfavorable outcome in this matter, or to estimate the amount of liability in the event of an unfavorable outcome.

Patent Litigation.

>

Sprint. On October 4, 2005, a lawsuit was filed against us by Sprint Communications Company L.P. (“Sprint”) in the United States District Court for the District of Kansas. Sprint alleged that Vonage infringed seven patents in connection with providing VoIP services. On September 25, 2007, a jury found Vonage liable for having infringed the Sprint patents at issue. The jury awarded damages in the amount of $69,500, representing 5% of our revenue over the infringing period. On October 7, 2007, we entered into a Binding Memorandum of Understanding (the “MOU”) with Sprint pursuant to which we agreed to settle our ongoing patent dispute and agreed to enter into a licensing arrangement under Sprint’s “Voice over Packet” patent portfolio. Pursuant to the terms of the MOU, each party agreed not to assert infringement against the other party for any party’s current commercial business activities as of the date of the MOU or previously provided commercial business activities. We also agreed not to assert any other infringement action against Sprint unless Sprint first files a patent infringement claim against us for activities not licensed or not covered by the MOU. These covenants not to sue are non-transferable. The MOU provides that we shall pay Sprint the following:

>	$5,000 as a prepayment for telecommunications services to be purchased from Sprint by us over a two year period; and
>	$75,000 for a license for past and future use of Sprint’s patents.

The $5,000 prepayment for services has been recorded as a prepaid expense in the consolidated balance sheet in the fourth quarter of 2007 and will be expensed as we use the services. We have recorded $69,500, the amount of the jury award, as selling, general and administrative expense in the consolidated statements of operations for the three and nine months ended September 30, 2007. The remaining $5,500 has been recorded as an intangible asset in the consolidated balance sheet as of September 30, 2007 and is being amortized over the remaining life of the patents.

The MOU also provides that Sprint may, at its option, elect to accept the terms and conditions of our settlement with Verizon in lieu of the terms of the MOU (the “Election Provision”). The MOU provides, however, that Sprint shall not be entitled to the financial terms of our settlement with Verizon for any funds paid to Verizon after the one-year period following the execution of the MOU, and the Election Provision will not apply to the extent that there are objective material adverse changes that would negatively effect us (“Vonage Material Adverse Change”) in the legal situation in the Verizon matter. An example of a Vonage Material Adverse Change that is expressly set forth in the MOU is if the stay of the injunction is lifted that would prevent us from adding new customers. We did not make any additional payment to Sprint as a result of our settlement with Verizon.

>

Verizon. On June 12, 2006, a lawsuit was filed against us and our subsidiary Vonage America Inc., by Verizon Services Corp., Verizon Laboratories Inc., and Verizon Communications, Inc. (“Verizon”) in the United States District Court for the Eastern District of Virginia. Verizon alleged that we infringed seven patents in connection with providing VoIP services and sought injunctive relief, compensatory and treble damages and attorney’s fees. After trial on the merits, a jury returned a verdict finding that Vonage infringed three of the patents-in-suit. The jury rejected Verizon’s claim for willful infringement, treble damages, and attorney’s fees, and awarded compensatory damages in the amount of $58,000 through February 2007. The trial court subsequently indicated that it would award Verizon $1,578 in prejudgment interest on the $58,000 jury award. The trial court issued a permanent injunction with respect to the three patents the jury found to be infringed effective April 12, 2007. The trial court further granted a partial stay which permits us to continue to service existing customers pending appeal, subject to deposit into escrow of a 5.5% royalty on a quarterly basis. In addition, in April 2007, we

28	VONAGE ANNUAL REPORT 2007

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

On October 25, 2007, we resolved our litigation and executed a settlement agreement with Verizon. The terms of the agreement required us to make a payment to them for $120,000, due to the fact that on November 15, 2007, a federal appeals court turned down our petition for reconsideration of the jury verdict, which was paid in the fourth quarter of 2007. We recorded $83,950 as a royalty expense included in cost of revenue and $3,424 as interest expense related to the Verizon patents, of which $51,345 and $1,170, respectively, were recorded in the year ended December 31, 2006. The remaining $32,626 has been recorded as selling, general and administrative expense in the consolidated statement of operations in 2007. We believe this treatment is appropriate as opposed to setting up an intangible asset and amortizing that asset over the remaining life of the patents because we have deployed work arounds with respect to the Verizon patents as supported by opinions of an expert and therefore are no longer using the Verizon patents.

>

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

>

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

>

Web Telephony, LLC. On March 14, 2007, Web Telephony, LLC filed suit in the United States District Court for the Eastern District of Texas against us and several other defendants. Web Telephony alleges that we are infringing two telecommunications patents held by Web Telephony and seeks injunction relief, compensatory and treble damages and attorneys’ fees. On September 1, 2007, Web Telephony filed an amended complaint, which dropped claims against AT&T, Inc., but retained claims against another AT&T entity (AT&T Corporation). Vonage filed its answer to the amended complaint and counterclaims on September 18, 2007. Web Telephony has settled with all other defendants and dismissed its claims against those defendants. We intend to contest Web Telephony’s infringement allegations vigorously. The Court has currently provided a trial date of March, 2009. We presently are unable to assess the likelihood of a favorable or unfavorable outcome in this matter or to estimate the amount of liability in the event of an unfavorable outcome.

>

AT&T. On October 17, 2007, AT&T Corp. (“AT&T”) filed a complaint against Vonage Holdings Corp. and Vonage America, Inc. in the United States District Court for the Western District of Wisconsin, Civil Action No. 07-C-0585-C, alleging infringement of United States Patent No. 6,487,200 B1 (“the AT&T Litigation”). On December 10, 2007, Vonage filed its Answer & Counterclaim, as well as filed a motion to transfer venue to New Jersey or Delaware. While that motion was pending, the parties entered a definitive

PART I

settlement agreement, dated December 20, 2007, pursuant to which the parties agreed to settle their ongoing patent disputes and agreed to enter into a licensing agreement. As part of the settlement, AT&T agreed to dismiss without prejudice its claims against Vonage. In addition, AT&T granted Vonage a non-exclusive license to Patent No. 6,487,200 B1, subject to certain restrictions. Vonage agreed to pay AT&T $650 each month over a five-year term. Vonage also agreed to pay AT&T $1,950 as prepayment for the last three months of payments due under the agreement. The parties also obtained certain non-exclusive licenses to certain patents held by the other, subject to various restrictions. In the third quarter of 2007, we recorded $29,000 in our consolidated statement of operations as selling, general and administrative expense, which is the present value of the $39,000, using a discount rate of 12%. In the fourth quarter of 2007, we recorded an additional $1,350 due to a change in the payment terms. We are amortizing the difference between the present value of $30,350, of which $23,046 is recorded as a long-term liability, and the $39,000 to interest expense over the term of the payments using the effective interest method.

>

Digital Packet Licensing, Inc. We were the principal plaintiff in a litigation pending in the United States District Court for the Northern District of Texas against defendants Bell Atlantic Communications, Inc., SBC Internet Services Inc., Central Telephone Company of Texas, Sprint, and Nortel Networks, Inc. – Digital Packet Licensing Inc. vs. AT&T Corp., Civil Action No. 4:04CV548 (the “Texas Litigation”). The operative complaint alleged that the various defendants were infringing on three telecommunication patents held by Vonage. On October 30, 2007, Vonage filed dismissal papers seeking to dismiss its claims against Verizon pursuant to the settlement agreement it had with Verizon. On November 19, 2007, Vonage filed a joint motion for dismissal with prejudice, dismissing all claims and counterclaims against Sprint in the case, pursuant to the settlement agreement with Sprint. Also, the parties filed a motion to dismiss all claims against SBC Internet Services, Inc. in the case of Digital Packet Licensing Inc. vs. SBC Internet Services, Inc. et al. pending in the Northern District of Texas, which alleged patent infringement against SBC Internet Services Inc. That case was dismissed against SBC Internet Services Inc. as part of a settlement with AT&T. On December 28, 2007, Nortel Networks Inc., the final named defendant in the Texas Litigation, and Vonage entered into a Memorandum of Understanding (“Nortel MOU”) to settle the Texas Litigation, as well as the litigation described below as the “Nortel Delaware Litigation”. The Nortel MOU generally grants the parties certain licenses, subject to restrictions, to certain patents. Neither party will pay the other any money. The parties entered into a definitive settlement agreement on these terms on March 10, 2008.

>

Nortel Networks. On August 17, 2007, Vonage filed a declaratory judgment suit against Nortel Networks, Inc. and Nortel Networks, Limited (“Nortel”). in the United States District Court for the District of Delaware (the “Nortel Delaware Litigation”), Vonage Holdings Corp. vs. Nortel Networks, Inc., et al. C.A. No. 07-507, seeking a declaration that three Nortel patents were invalid and unenforceable. On December 14, 2007, Nortel answered the complaint and counterclaimed alleging infringement of numerous additional patents. On December 28, 2007, we and Nortel entered into the Nortel MOU, pursuant to which the parties agreed in principle to end the Nortel Delaware Litigation and the Texas Litigation. Pending the parties entering into the definitive settlement agreement, the Nortel Delaware Litigation and the Texas Litigation have been stayed. Among other things, the Nortel MOU provides that the parties will dismiss, with prejudice, the Texas Litigation and the Nortel Delaware Litigation. In addition, Vonage agrees to release Nortel customer Central Telephone Company of Texas from all claims related to the three Vonage patents at issue in the Texas Litigation. Under certain conditions, the parties further agree to provide each other covenants not to sue, as well as licenses with respect to various patents. The parties entered into a definitive settlement agreement on these terms on March 10, 2008.

IPO Litigation. During September and July 2006, Vonage, several of our officers and directors, and the firms who served as the underwriters in our initial public offering (“IPO”) were named as defendants in several purported class action

30	VONAGE ANNUAL REPORT 2007

lawsuits arising out of our IPO. On January 9, 2007, the Judicial Panel on Multidistrict Litigation transferred all complaints to the District of New Jersey. Following briefing by the various plaintiffs in order to appoint lead plaintiff, on September 7, 2007, the Court appointed Zyssman Group as the lead plaintiff, and the law firm of Zwerling, Schachter & Zwerling, LLP as lead counsel. By way of Order dated September 26, 2007, the plaintiffs were to file a Consolidated Amended Complaint (“Amended Complaint”) by November 19, 2007, the defendants could file a motion to dismiss by January 18, 2008, and the plaintiffs can file opposition by March 3, 2008. On November 19, 2007, the plaintiffs filed the Amended Complaint, which generally alleges: (i) defendants made misstatements regarding subscriber line growth and average monthly churn rate; (ii) defendants failed to disclose problems with facsimile transmissions and a pending fax litigation case; (iii) defendants failed to disclose all patent infringement claims and issues; and (iv) that the Directed Share Program suffered from various infirmities. On January 18, 2008, defendants filed its motion to dismiss the Amended Complaint. On March 3, 2008, plaintiffs filed an opposition to that motion. Pursuant to the scheduling order in effect, Defendants’ Reply Brief is due by April 2, 2008. Although we believe that we and the individual defendants have meritorious defenses to the claims made in each of the aforementioned complaints and intend to contest each lawsuit vigorously, an adverse resolution of any of the lawsuits may have a material adverse effect on our financial position and results of operations in the period in which the lawsuits are resolved. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuits.

Additionally, two of the firms who served as underwriters to the IPO have, pursuant to an indemnification agreement entered into between us and those firms prior to the IPO, have demanded that Vonage reimburse them for the costs and fees incurred by them in response to various regulatory inquiries by the NASD and NYSE, among other things. Vonage has declined, to date, to reimburse those firms any fees or expenses. We are unable to predict whether a formal action will be filed against us, to assess the likelihood of a favorable or unfavorable outcome in this event, or to estimate the amount of liability in the event of an unfavorable outcome.

Consumer Class Action Litigations. We have been named in several purported class actions venued in California, New Jersey, and Washington alleging a wide variety of deficiencies with respect to our business practices, marketing disclosures, e-mail marketing and quality issues for both phone and fax service.

For example, there are various class actions, on behalf of both nationwide and state classes, pending in New Jersey, Washington and California generally alleging that we delayed and/or refused to allow consumers to cancel their Vonage service; failed to disclose procedural impediments to cancellation; failed to adequately disclose that their 30-day money back guarantee does not give consumers 30 days to try out our services; suppressed and concealed the true nature of our services and disseminated false advertising about the quality, nature and terms of our services; imposed an unlawful early termination fee; and invoked unconscionable provisions of our Terms of Service to the detriment of customers. On May 11, 2007, plaintiffs in one action petitioned the Judicial Panel on Multidistrict Litigation (the “Panel”), seeking transfer and consolidation of the pending actions to a single court for coordinated pretrial proceedings. The motion was heard on July 26, 2007 in Minneapolis, Minnesota and the Panel, in an Order dated August 15, 2007, transferred the pending actions to the United States Court for the District of New Jersey, captioned In re Vonage Marketing and Sales Practices Litigation, MDL No. 1862, Master Docket No. 07-CV-3906 (USDC, D.N.J.). On October 1, 2007, counsel for one group of plaintiffs moved before the Court for Consolidation and Appointment of Co-Lead Counsel of the actions, and requested time to file an Amended Consolidated Complaint. The Court has not yet ruled on the motion.

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

Nebraska Public Service Commission. On November 15, 2007, the Director of the Nebraska Telecommunications Infrastructure and Public Safety Department of the Nebraska Public Service Commission filed a complaint (the “PSC Complaint”) before the Nebraska Public Service Commission (the “NPSC”) alleging that Vonage is required to contribute to the Nebraska Universal Service Fund (“NUSF”) and has failed to do so. The PSC Complaint seeks an order compelling Vonage to contribute to the NUSF, as well as administrative penalties. Vonage is vigorously

PART I

defending itself against the PSC Complaint. On December 6, 2007, Vonage filed its answer which, among other things, raised as a defense that the Federal Communications Commission’s decision preempting state application of traditional telephone company regulations applies to Vonage. On or about December 20, 2007, Vonage also brought a complaint for declaratory and injunctive relief against the NPSC in the United States District Court for the District of Nebraska, seeking a declaration that NPSC’s assertion of state jurisdiction over Vonage is unlawful and requesting an injunction with respect to the NPSC’s efforts to force Vonage to contribute to the NUSF. A hearing related to Vonage’s motion for preliminary injunction took place on February 14, 2008 in Federal Court. On March 3, 2008, the United States District Court for the District of Nebraska issued a Memorandum and Order granting Vonage’s Motion for a Preliminary Injunction and Declaratory Relief. Specifically, the Court enjoined the NPSC from asserting state jurisdiction over Vonage to force Vonage to contribute to the NUSF and found the NPSC’s assertion of state jurisdiction over Vonage to force Vonage to pay into the NUSF is unlawful as preempted by the Federal Communications Commission. We are unable to assess the likelihood of further action by the NPSC to overturn the relief granted to Vonage in this matter or to estimate the amount of liability in the event the NPSC is successful in these efforts.

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

Federal – Local Number Portability

On November 8, 2007, the FCC released its Order extending local number portability (“LNP”) obligations to interconnected VoIP providers. This requirement of the Order will become effective 30 days after publication of the Order in the Federal Register. The Order was published in the Federal Register on February 21, 2008, and the LNP requirement for interconnected VoIP providers becomes effective on March 24, 2008.

In addition, the FCC held that validation of LNP requests should be based on no more than four fields for simple ports and those fields should be: (1) 10-digit telephone number; (2) customer account number; (3) 5-digit zip code; and (4) pass code (if applicable). This part of the Order was to become effective on February 6, 2008. On January 11, 2008, Embarq, a local telecommunications carrier, filed a petition asking that the FCC waive the effective date of the four field validation requirement until it implements a new billing system. On February 5, 2008, the FCC waived the requirement for Embarq to comply with the four field validation requirement until September 30, 2008. The Commission also, on its own motion, waived the February 6, 2008 for all other affected companies until July 31, 2008.

Vonage currently provides LNP. Vonage faces difficulties in executing port requests in a timely manner. If Vonage is not able to implement port requests in a timely manner after the effective date of the LNP requirement for interconnected VoIP provider, Vonage could be subject to complaints at the FCC and/or an enforcement action by the FCC.

Federal – Universal Service

On June 1, 2007, the District of Columbia Court of Appeals vacated the portion of the FCC Universal Service Fund (“USF”) Order which required interconnected VoIP providers to make double USF payments in violation of the carrier’s carrier rule. However, the Court failed to decide how interconnected VoIP providers would recover the USF payments made to underlying carriers. Vonage continues to pursue actions to recover all methods of payments that were made from the FCC’s violation of double payments and the carrier’s carrier rule.

Federal – Disability Access

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

32	VONAGE ANNUAL REPORT 2007

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

Federal – E-911

On September 3, 2005, the FCC released its VoIP E-911 Order. Pursuant to the Order, we were required (i) to notify our customers of the differences between the emergency services available through us and those available through traditional telephony providers and to receive affirmative acknowledgment from all of our customers that they understand the nature of the emergency services available through our service and (ii) to provide E-911 services to 100% of our subscribers by November 28, 2005. We have received affirmative acknowledgment from substantially all of our customers that they understand our emergency services and therefore we are substantially in compliance with both aspects of the Order. On November 28, 2005, we filed a petition for extension of time and limited waiver of certain of the enhanced emergency service requirements. To the extent the waiver is necessary and remains ungranted, we are at risk of an enforcement action including fines, penalties and/or an order to cease and desist selling and marketing our services in certain areas where E-911 service is unavailable. We regularly update the FCC on our E-911 deployment efforts. As of December 31, 2007, we have deployed E-911 service to 98.5% of our U.S. customer base.

Federal – CALEA

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

Federal – CPNI

On April 2, 2007, the FCC released its Order extending the application of the customer proprietary network information (“CPNI”) rules to interconnected VoIP providers. The FCC’s CPNI rules were published with an effective date of December 8, 2007. CPNI includes information such as the phone numbers called by a consumer; the frequency, duration, and timing of such calls; and any services/features purchased by the consumer, such as call waiting, call forwarding, and caller ID.

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

At the present time we do not utilize our customer’s CPNI in a manner which would require us to obtain consent from our customers, but in the event that we do in the future, we will be required to adhere to specific CPNI rules aimed at marketing such services. Vonage has implemented additional security measures for CPNI designed to address the new requirements.

State Telecommunications Regulation

In general, the focus of interconnected VoIP telecommunications regulation is at the federal level. On November 12, 2004, the FCC declared that our service is subject to federal regulation and preempted the Minnesota Public Utilities Commission, or MPUC, from imposing certain of its regulations

PART I

on us. The FCC’s decision was based on its conclusion that our service is interstate in nature and cannot be separated into interstate and intrastate components. On March 21, 2007, the United States Court of Appeals for the 8th Circuit affirmed the FCC’s declaratory ruling preempting state regulation of Vonage’s service. The 8th Circuit found that it is impossible for Vonage to separate its interstate traffic from its intrastate traffic because of the nomadic nature of the service. As a result, the 8th Circuit held that it was reasonable for the FCC to preempt state regulation of Vonage’s service. The 8th Circuit was clear, however, that the preemptive effect of the FCC’s declaratory ruling may be reexamined if technological advances allow for the separation of interstate and intrastate components of the nomadic VoIP service. Therefore, the preemption of state authority over Vonage’s service hinges on the inability to separate the interstate and intrastate components of the service.

While this ruling does not exempt us from all state oversight of our service, it effectively prevents state telecommunications regulators from imposing certain burdensome and inconsistent market entry requirements and certain other state utility rules and regulations on our service. State regulators continue to probe the limits of federal preemption in their attempts to apply state telecommunications regulation to interconnected VoIP service. The Nebraska Public Service Commission (“NPSC”) case, discussed above under the Litigation section to this note, is an example of a state public utility commission attempt to extend traditional state telecommunications regulation to our service. In this case, the NPSC sought to apply state universal service funding requirements to Vonage. Other states including New Mexico and Kansas have also asserted that they have jurisdiction to seek state universal service funding from interconnected VoIP providers. We expect that state public utility commissions will continue their attempts to apply state telecommunications regulations to interconnected VoIP service.

State and Municipal Taxes

For a period of time, we did not collect or remit state or municipal taxes (such as sales, excise, and ad valorem taxes), fees or surcharges (“Taxes”) on the charges to our customers for our services, except that we have historically complied with the New Jersey sales tax. We have received inquiries or demands from a number of state and municipal taxing and 911 agencies seeking payment of Taxes that are applied to or collected from customers of providers of traditional public switched telephone network services. Although we have consistently maintained that these Taxes do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations, a number of states have changed their statutes as part of the streamlined sales tax initiatives and we are now collecting and remitting sales taxes in those states. In addition, a few states address how VoIP providers should contribute to support public safety agencies, and in those states we began to remit fees to the appropriate state agencies. We have also contacted authorities in each of the other states to discuss how we can financially contribute to the 911 system. We do not know how all these discussions will be resolved, but there is a possibility that we will be required to pay or collect and remit some or all of these Taxes in the future. Additionally, some of these Taxes could apply to us retroactively. As such, we have recorded a reserve of $5,803 at December 31, 2007 as our best estimate of the potential tax exposure for any retroactive assessment. We believe the maximum estimated exposure for retroactive assessments is $16,795 as of December 31, 2007.

34	VONAGE ANNUAL REPORT 2007

ITEM 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2007.

EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

Our executive officers and directors are listed below.

Jeffrey A. Citron, Director, Chairman, Chief Strategist and Interim Chief Executive Officer. Jeffrey A. Citron, age 37, was our Chairman and Chief Executive Officer from January 2001 through February 2006. He resigned from his position as Chief Executive Officer and became our Chief Strategist in February 2006. On April 11, 2007, in connection with the resignation of Michael Snyder, our Chief Executive Officer, our board of directors appointed Mr. Citron as our Interim Chief Executive Officer. In 1995, Mr. Citron founded The Island ECN, a computerized trading system designed to automate the order execution process. Mr. Citron became the Chairman and CEO of Datek Online Holdings Corp. in February 1998 and departed The Island ECN and Datek in October 1999.

John S. Rego, Executive Vice President, Chief Financial Officer and Treasurer. John S. Rego, age 46, joined Vonage as Chief Financial Officer in July 2002 and manages accounting, finance, planning, taxation and facilities. From 2001 to 2002, Mr. Rego served as Vice President of Finance for business operations at RCN Corporation. From 1998 to 2000, Mr. Rego served in a variety of corporate and operational finance positions at Winstar Communications, including Vice President of Finance for the SME, Internet, Web Hosting and Professional Services divisions. Additionally, Mr. Rego spent over 14 years in practice as a certified public accountant with international CPA firms.

Louis A. Mamakos, Executive Vice President and Chief Technology Officer. Louis A. Mamakos, age 48, has been our Chief Technology Officer since July 2004 and oversees all technology functions at Vonage, which include new product and services development, supervision of all research projects and integration of all technology-based activities into Vonage’s corporate strategy. Prior to joining Vonage, Mr. Mamakos served as a Fellow for Hyperchip, Inc., a start-up that built scaleable, high-performance core routers, from July 2002 to May 2004. Prior to Hyperchip, Mr. Mamakos held various engineering and architecture positions at UUNET Technologies, now known as MCI, from 1993 to May 2002. Prior to UUNET Technologies, Mr. Mamakos spent nearly 12 years as Assistant Manager for Network Infrastructure at the University of Maryland, College Park.

Sharon A. O’Leary, Executive Vice President, Chief Legal Officer and Secretary. Sharon A. O’Leary, age 49, joined Vonage in August 2005 as Chief Legal Officer. From 2002 to 2005, Ms. O’Leary served as Senior Vice President, General Counsel and Secretary of TeleTech Holdings Inc. From 2000 to 2002, she was Senior Vice President and General Counsel for LoneTree Capital, a venture capital firm. From 1998 to 2000, Ms. O’Leary was Vice President – Law with MediaOne Group, where she managed the general corporate securities, antitrust, litigation, risk management, human resources and public relations advice areas of the law department. From 1987 to 1998, Ms. O’Leary held various commercial transactions positions within the legal department of US WEST, with the exception of a four-year break from 1993 to 1997 when she was a Partner with the law firm of Browning, Kaleczyc, Berry & Hoven, managing its mergers and acquisitions practice. On February 4, 2008, Ms. O’Leary submitted her resignation effective March 31, 2008.

Jamie Haenggi, Chief Marketing Officer. Jamie Haenggi, age 38, has served as Chief Marketing Officer since May 2007 and is responsible for overseeing Marketing, Retail Sales and Corporate Communications. From November 2006 through April 2007, Ms. Haenggi served as Vice President of Customer Life. Prior to joining Vonage, from 1997, Ms. Haenggi served as Vice President of Worldwide Marketing for ADT Security Services and various other sales and marketing operational roles. Ms. Haenggi’s experience in the home security and protection industry also includes tenure as the head of marketing and acquisition integration at Holmes Protection and as the Director of National Guardian’s International Division.

Peter Barris, Director. Peter Barris, age 56, joined our board of directors in September 2004. Mr. Barris has served as Managing General Partner of New Enterprise Associates, LLC, or NEA, since 1999. He has been with NEA since 1992, and he serves as either an executive officer or General Partner of various NEA entities. Mr. Barris serves on

PART I

the boards of directors of the Mid-Atlantic Venture Association, Innerworkings, Inc., the National Venture Capital Association and Venture Philanthropy Partners and is a Member of the Board of Trustees of Northwestern University, the Board of Overseers of the Tuck School at Dartmouth College and the Board of Advisors of the Tuck’s Center for Private Equity and Entrepreneurship at Dartmouth College.

Morton David, Director. Morton David, age 71, joined our board of directors in August 2001. Mr. David served as the Chairman and Chief Executive Officer of Franklin Computer Corporation (later Franklin Electronic Publishers, Inc.) from 1983 to 1998. Mr. David currently serves on the board of directors of Sharper Image Corporation and previously served on the board of directors of Datek Online Holdings Corp. from 1998 until its acquisition by Ameritrade Holdings in 2002.

Michael Krupka, Director. Michael Krupka, age 42, currently serves as a Managing Director at Bain Capital Ventures. Prior to that, he was a Managing Director with the Private Equity Group of Bain Capital, focusing his investing activities on technology and technology-driven companies, including software, hardware, database and telecommunication services. Previously, he was part of Information Partners, a Bain Capital fund focused on early-stage information technology investing, and a consultant with Bain & Company. Mr. Krupka has a B.A. from Dartmouth College.

J. Sanford Miller, Director. J. Sanford (Sandy) Miller, age 58, joined our board of directors in January 2004. Mr. Miller is a General Partner in Institutional Venture Partners (IVP), which he joined in April 2006. Prior to joining IVP, Mr. Miller was a Senior Partner at 3i, which he joined in 2001. Prior to joining 3i, Mr. Miller co-founded Thomas Weisel Partners in 1998, where he was a Member of the Executive Committee, Chief Administrative and Strategic Officer and Co-Director of Investment Banking. From 1990 to 1998, Mr. Miller was a Senior Partner at Montgomery Securities, where he led the technology and healthcare groups. Previously, he was a Managing Director and ran the technology and healthcare investment banking divisions in San Francisco for Merrill Lynch from 1987 to 1990. Mr. Miller is a College Trustee at the University of Virginia and serves on the Management Board of the Stanford Graduate School of Business. Mr. Miller is our Lead Independent Director.

Governor Thomas J. Ridge, Director. Governor Thomas J. Ridge, age 62, joined our board of directors in August 2005. From January 2003 to January 2005, Governor Ridge served as the Secretary of the United States Department of Homeland Security. From 2001 through 2002, Governor Ridge served as the Special Assistant to the President for Homeland Security, an Executive Office created by President Bush in October 2001. Governor Ridge served as Governor of the Commonwealth of Pennsylvania for two terms from 1995 through 2001 and was a member of the U.S. House of Representatives from 1983 through 1995. Governor Ridge currently serves on the boards of directors of The Home Depot, Inc. and Exelon Corporation.

John J. Roberts, Director. John J. Roberts, age 63, joined our board of directors in August 2004. Mr. Roberts served as Global Managing Partner for PricewaterhouseCoopers LLP from 1998 until his retirement in June 2002. From 1994 to 1998, Mr. Roberts served as Chief Operating Officer of Coopers & Lybrand, which merged with Price Waterhouse in 1998. He currently serves on the boards of directors and audit committees of Armstrong Holdings, Inc., Safeguard Scientifics, Inc. and the Pennsylvania Real Estate Investment Trust. He is a Member of the American Institute of Certified Public Accountants.

Chief Executive Officer Search

On April 11, 2007, Michael Snyder stepped down from his position as Chief Executive Officer. Jeffrey A. Citron, our Chairman and Chief Strategist was appointed, effective April 11, 2007, as our interim Chief Executive Officer. We immediately com- menced a search for Mr. Snyder’s replacement, but an active search was temporarily suspended by the search committee appointed by our board of directors in mid-2007 until the recent settlements of IP litigation against us. We expect to name a replacement for Mr. Citron prior to the end of the second quarter of 2008 and anticipate that Mr. Citron will maintain his role as our Chairman and Chief Strategist.

36	VONAGE ANNUAL REPORT 2007

[THIS PAGE INTENTIONALLY LEFT BLANK]

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

	Price Range of Common Stock
	High	Low
2007
Fourth quarter	$2.70	$0.96
Third quarter	$3.19	$0.89
Second quarter	$4.43	$2.83
First quarter	$7.01	$2.98
2006
Fourth quarter	$7.89	$6.40
Third quarter	$9.07	$6.30
Second quarter (from May 24)	$17.25	$8.25

Holders

At February 29, 2008, we had approximately 183 stockholders of record. This number does not include beneficial owners whose shares are held in street name.

Dividends

We have never paid cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock for at least the next 12 months. We intend to retain all of our earnings, if any, for general corporate purposes, and, if appropriate, to finance the expansion of our business.

Use of Proceeds from Initial Public Offering

On May 23, 2006, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File No. 333-131659) relating to our IPO. After deducting underwriting discounts and commissions and other offering expenses, our net proceeds from the offering equaled approximately $491,144, which includes $1,896 of costs incurred in 2005. We have invested the net proceeds of the offering in short- term, interest bearing securities pending their use to fund our expansion, including funding marketing expenses and operating losses. Except for payments in connection with IP litigation settlements, there has been no material change in our planned use of proceeds from our IPO as described in our final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b). For the year ended December 31, 2006, we did not use any of the net proceeds from the IPO. For the year ended December 31, 2007, we used $270,926 of the net proceeds from the IPO to fund operating activities including $202,475 for IP litigation settlements and $47,232 for capital expenditures, software development and patent purchases.

38	VONAGE ANNUAL REPORT 2007

Stock Performance Graph

The graph below compares the cumulative total return of our common stock between May 24, 2006 (the date of our IPO) and December 31, 2007, with the cumulative total return of (1) the S&P 500 Index, (2) the NASDAQ Telecom Index and (3) the NYSE Composite Index. This graph assumes the investment of $100 on May 24, 2006 in our common stock, the S&P 500 Index, the NASDAQ Telecom Index and the NYSE Composite Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on May 24, 2006 was the closing sales price of $14.85 per share.

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

COMPARISON OF THE CUMULATIVE TOTAL RETURN ON COMMON STOCK

BETWEEN MAY 24, 2006 AND DECEMBER 31, 2007

Among Vonage Holdings Corp., the S&P 500 Index, the NASDAQ Telecom Index and the NYSE Composite Index

Vonage Holdings Corp.	S&P 500 Index	NASDAQ Telecom Index	NYSE Composite Index	Date
$ 100.00	$100.00	$100.00	$100.00	5/24/06
$ 80.94	$100.92	$98.83	$101.56	5/31/06
$ 57.85	$100.92	$94.99	$101.32	6/30/06
$ 47.74	$101.44	$85.58	$102.22	7/31/06
$ 57.31	$103.60	$97.74	$104.04	8/31/06
$ 46.33	$106.14	$101.68	$105.04	9/29/06
$ 46.33	$109.48	$106.23	$108.83	10/31/06
$ 43.77	$111.29	$114.12	$111.24	11/30/06
$ 46.73	$112.69	$115.53	$113.35	12/29/06
$ 38.25	$114.28	$115.74	$114.78	1/31/07
$ 35.02	$111.78	$116.65	$113.17	2/28/07
$ 23.23	$112.89	$116.73	$114.87	3/30/07
$ 20.67	$117.78	$120.52	$119.41	4/30/07
$ 20.27	$121.62	$124.17	$123.76	5/31/07
$ 20.94	$119.45	$128.19	$122.45	6/29/07
$ 14.34	$115.63	$129.22	$118.50	7/31/07
$ 14.21	$117.12	$135.45	$119.03	8/31/07
$ 6.94	$121.31	$142.17	$124.51	9/28/07
$ 13.74	$123.11	$146.24	$127.89	10/31/07
$ 14.21	$117.68	$129.22	$122.25	11/30/07
$ 15.49	$116.67	$126.13	$120.80	12/31/07

PART II

ITEM 6. Selected Financial Data

The following table sets forth our selected historical financial information. The statement of operations and cash flow data for the years ended December 31, 2007, 2006 and 2005 and the balance sheet data as of December 31, 2007 and 2006 are derived from our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The statement of operations and cash flow data for the years ended December 31, 2004 and 2003 and the balance sheet data as of December 31, 2005, 2004 and 2003 are derived from our audited consolidated financial statements and related notes not included in this Annual Report on Form 10-K. The results included below and elsewhere are not necessarily indicative of our future performance. You should read this information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	For the Years Ended December 31,
(in thousands, except per share amounts)	2007	2006	2005	2004	2003
Statement of Operations Data:
Operating Revenues:
Telephony services	$803,522	$581,806	$258,165	$75,864	$16,905
Customer equipment and shipping	24,706	25,591	11,031	3,844	1,817
	828,228	607,397	269,196	79,708	18,722
Operating Expenses:
Direct cost of telephony services(1)	216,831	171,958	84,050	23,209	8,556
Royalty	32,606	51,345	–	–	–
Total direct cost of telephony services	249,437	223,303	84,050	23,209	8,556
Direct cost of goods sold	59,117	62,730	40,441	18,878	4,867
Selling, general and administrative	461,768	272,826	154,716	49,186	19,174
Marketing	283,968	365,349	243,404	56,075	11,819
Depreciation and amortization	35,718	23,677	11,122	3,907	2,367
	1,090,008	947,885	533,733	151,255	46,783
Loss from operations	(261,780)	(340,488)	(264,537)	(71,547)	(28,061)
Net loss	$(267,428)	$(338,573)	$(261,334)	$(69,921)	$(29,974)
Net loss per common share calculation:
Net loss	$(267,428)	$(338,573)	$(261,334)	$(69,921)	$(29,974)
Imputed dividend on preferred shares	–	–	(605)	–	–
Net loss attributable to common shareholders	$(267,428)	$(338,573)	$(261,939)	$(69,921)	$(29,974)
Net loss per common share:
Basic and diluted	$(1.72)	$(3.59)	$(189.67)	$(51.41)	$(21.14)
Weighted-average common shares outstanding:
Basic and diluted	155,593	94,207	1,381	1,360	1,418
Statement of Cash Flow Data:
Net cash used in operating activities	$(270,926)	$(188,898)	$(189,765)	$(38,600)	$(16,583)
Net cash provided by (used in) investing activities	131,457	(210,798)	(154,638)	(73,707)	(4,933)
Net cash provided by financing activities	245	477,429	434,006	141,094	34,226

40	VONAGE ANNUAL REPORT 2007

	December 31,
(dollars in thousands)	2007	2006	2005	2004	2003
Balance Sheet Data (at period end):
Cash, cash equivalents and marketable securities	$151,484	$499,736	$266,379	$105,768	$14,245
Property and equipment, net	118,666	128,247	101,184	14,753	7,658
Restricted cash	38,928	8,042	7,453	182	90
Total assets	462,297	757,524	446,562	136,493	28,311
Convertible notes	253,320	253,430	247,958	–	–
Capital lease obligations	23,235	24,255	22,431	–	5
Total liabilities	537,424	574,323	426,620	51,045	14,038
Total redeemable preferred stock	–	–	388,427	192,521	51,409
Total stockholders’ equity (deficit)	(75,127)	183,201	(368,485)	(107,073)	(37,136)
(1)	Excludes depreciation and amortization of $18,434 for 2007, $12,715 for 2006, $6,671 for 2005, $2,519 for 2004 and $1,388 for 2003.

PART II

ITEM  7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with “Selected Financial Data” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of many factors, including the factors we describe under “Item 1A—Risk Factors,” and elsewhere in this Annual Report on Form 10-K.

OVERVIEW

We are a leading provider of broadband telephone services with over 2.5 million subscriber lines as of December 31, 2007. Our services use Voice over Internet Protocol, or VoIP, technology, which enables voice communications over the Internet through the conversion and compression of voice signals into data packets. In order to use our service offerings, customers must have access to a broadband Internet connection with sufficient bandwidth (generally 60 kilobits per second or more) for transmitting those data packets.

We earn revenue and generate cash primarily through our broadband telephone service plans, each of which offers a different pricing structure based on a fixed monthly or annual fee. We generate most of our revenue from those fees, substantially all of which we bill to our customers’ credit cards, debit cards or electronic check payments, or ECP, one month in advance.

We have invested heavily in an integrated marketing strategy to build brand awareness and drive response rates that supports our sales and distribution efforts. We acquire customers through a number of sales channels, including our websites, toll free numbers, kiosks in shopping malls and a presence in major retailers located in the United States, Canada and the United Kingdom. We also acquire a significant number of new customers through Refer-a-Friend, our online customer referral program.

In 2007, we deliberately reduced our marketing expenditures from the prior year while we revamped our marketing campaign and improved the efficiency of our cost of customer acquisition. This reduction in spending resulted in fewer line additions in 2007 and led to a much more efficient cost of acquisition in the second half of 2007.

We launched our service in the United States in October 2002, in Canada in November 2004 and in the United Kingdom in May 2005. Since our U.S. launch, we have experienced rapid revenue and subscriber line growth. While our revenue has grown rapidly, we have incurred an accumulated deficit of $988,285 from our inception through December 31, 2007. Although our net losses initially were driven primarily by start-up costs and the cost of developing our technology, more recently our net losses have been driven by our growth strategy. In addition, we plan to continue to invest in research and development and customer care. Recently, we announced we are seeking to balance growth with profitability. We incurred marketing expense of $283,968, $365,349 and $243,404 and a net loss of $267,428, which includes $169,342 in costs related to patent litigation agreements with Verizon, Sprint and other companies, $338,573, which includes $52,515 in costs related to Verizon patent litigation judgment entered against us, and $261,334 for 2007, 2006 and 2005, respectively. We intend to continue to pursue growth because we believe it will position us as a strong competitor in the long term. Although we believe we will achieve profitability in the future, we ultimately may not be successful and we may never achieve profitability.

On October 7, 2007, we agreed to settle our ongoing patent dispute with Sprint and agreed to enter into a licensing arrangement under Sprint’s Voice over Packet patent portfolio. The agreement provides that we will pay Sprint $5,000 as a prepayment for telecommunications services to be purchased from Sprint by us and $75,000 for a license for past and future use of Sprint’s patents. The total amount of $80,000 was paid in the fourth quarter of 2007.

On October 25, 2007, we resolved our litigation and executed a settlement agreement with Verizon. The terms of the agreement required us to make a payment of $120,000. On November 15, 2007, a federal appeals court turned down our petition for reconsideration of the jury verdict, triggering the settlement agreement that requires us to pay Verizon $120,000, which was paid in the fourth quarter of 2007.

42	VONAGE ANNUAL REPORT 2007

On November 8, 2007, we reached an agreement in principle with AT&T to settle our IP litigation suit, which was formalized in a Settlement Agreement dated December 20, 2007. The general terms of the agreement require us to pay $39,000 over a five-year period.

These settlement payments have recently reduced our cash balance significantly.

Trends in Our Industry and Key Operating Data A number of trends in our industry have a significant effect on our results of operations and are important to an understanding of our financial statements. Also, the table below includes key operating data that our management uses to measure the growth and operating performance of our business:

	For the Years Ended December 31,
	2007	2006	2005
Gross subscriber line additions	1,153,218	1,470,138	1,099,641
Net subscriber line additions	356,116	955,073	878,472
Subscriber lines (at period end)	2,580,227	2,224,111	1,269,038
Average monthly customer churn	2.8%	2.5%	2.0%
Average monthly revenue per line	$28.73	$28.98	$27.03
Average monthly telephony services revenue per line	$27.87	$27.76	$25.93
Average monthly total direct cost of telephony services per line	$8.65	$10.65	$8.44
Marketing costs per gross subscriber line addition	$246.24	$248.51	$221.35
Employees (excluding temporary help) (at period end)	1,543	1,790	1,355

Broadband adoption. The number of U.S. households with broadband Internet access has grown significantly. We expect this trend to continue. We benefit from this trend because our service requires a broadband Internet connection and our potential addressable market increases as broadband adoption increases.

Changing competitive landscape. We are facing increasing competition from other companies that offer multiple services such as cable television, video services, voice and broadband Internet service. These competitors are offering VoIP or other voice services as part of a bundle, in which they offer voice services at a lower price than we do to new subscribers. In addition, we believe several of these competitors are working to develop new integrated offerings that we cannot provide and that could make their services more attractive to customers. We also compete against established alternative voice communication providers and independent VoIP service providers. Some of these service providers may choose to sacrifice revenue in order to gain market share and have offered their services at lower prices or for free. SunRocket, an independent VoIP service provider, ceased operations in July 2007. The negative press surrounding SunRocket and the offerings from other providers could negatively affect our ability to acquire new customers or retain our existing customers.

Subscriber lines. Our subscriber lines include, as of a particular date, all subscriber lines from which a customer can make an outbound telephone call on that date. Our subscriber lines include fax lines and SoftPhones but do not include our virtual phone numbers or toll free numbers, which only allow inbound telephone calls to customers. In 2007, we added 356,116 net subscriber lines and had a total of 2,580,227 subscriber lines as of December 31, 2007. The increase in our subscriber lines was directly related to an increase in our advertising spending and our expansion to other media, such as television, direct mail, alternative media and outbound telemarketing, which have a broader customer reach. We believe we will continue to add subscriber lines in future periods; however, we do not expect to sustain our historical subscriber line growth rate on a percentage basis due to a combination of increased competition, a significantly larger and growing customer base and increasing saturation among our initial target customer base, which included many early adopters.

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

PART II

Net subscriber line additions. Net subscriber line additions for a particular period reflect the number of subscriber lines at the end of the period, less the number of subscriber lines at the beginning of the period.

Average monthly customer churn. Average monthly customer churn for a particular period is calculated by dividing the number of customers that terminated during that period by the simple average number of customers during the period, and dividing the result by the number of months in the period. The simple average number of customers during the period is the number of customers on the first day of the period, plus the number of customers on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first 30 days after activation. Our average monthly customer churn was 2.8% for 2007 compared to 2.5% for 2006. In the fourth quarter of 2007, our average monthly customer churn was 3.0%. We believe this increase was driven, in part, by inconsistent user experience with our service, quality of our service, increased competition and the negative press surrounding our patent infringement litigation. As part of our effort to improve customer satisfaction and increase retention, in the fourth quarter of 2006 and the second quarter of 2007, we extended our customer grace period for non-payment in order to better resolve customer accounts that may be past due. These extensions had a one-time positive impact of 10 basis points and 20 basis points on our average monthly customer churn for the fourth quarter 2006 and the second quarter 2007, respectively. We monitor churn on a daily basis and use it as an indicator of the level of customer satisfaction. Other companies may calculate churn differently, and their churn data may not be directly comparable to ours. Customers who have been with us for a year or more tend to have a significantly lower churn rate than customers who have not. Our churn will fluctuate over time due to increased competitive pressures, market place perception of our services and our ability to provide high quality customer care and add future innovative products and services.

Average monthly revenue per line. Average monthly revenue per line for a particular period is calculated by dividing our total revenue for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. The simple average number of subscriber lines for the period is the number of subscriber lines on the first day of the period, plus the number of subscriber lines on the last day of the period, divided by two. Our average monthly revenue per line decreased to $28.73 for 2007 compared to $28.98 for 2006. We continue to expect stability in our pricing environment. In October 2006, we began collecting Universal Service Fund (“USF”) from our customers, which has increased average monthly revenue per line. In addition, an increasing number of customers are choosing the residential unlimited plan as a result of the first month free promotion, which has a positive effect on longer term average monthly revenue per line. These increases could be negatively affected by the timing and duration of promotions such as the second line promotion introduced in late May 2006. In March 2007, we also reduced international rates to certain countries to one cent per minute, which we believe will also decrease our average monthly revenue per line.

Average monthly telephony services revenue per line. Average monthly telephony services revenue per line for a particular period is calculated by dividing our total telephony services revenue for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. Our average monthly telephony services revenue per line was $27.87 for 2007 compared with $27.76 for 2006.

Average monthly total direct cost of telephony services per line. Average monthly total direct cost of telephony services per line for a particular period is calculated by dividing our direct cost of telephony services for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. We use the average monthly total direct cost of telephony services per line to evaluate how effective we are at managing our costs of providing service. Our average monthly total direct cost of telephony services per line decreased from $10.65 for 2006 to $8.65 for 2007, primarily due to the decrease in Verizon royalty of $1.32 per line for the year ended December 31, 2007 compared to the year ended December 31, 2006. Also, our fixed network costs are being spread over a larger subscriber line base. This was offset by taxes we pay on our services including government-imposed taxes such as USF.

Marketing cost per gross subscriber line addition. Marketing cost per gross subscriber line addition is calculated by dividing our marketing expense

44	VONAGE ANNUAL REPORT 2007

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

Employees. Employees represent the number of personnel that are on our payroll and exclude temporary or outsourced labor. In the second quarter of 2007 we announced a plan to reduce our total workforce by approximately 10% to reduce costs and improve efficiency. We incurred one-time employee termination benefit charges of $5,162 for the year ended December 31, 2007.

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

PART II

monthly billing cycle. Through March 31, 2007, if the customer’s credit card, debit card or ECP could not be successfully processed during two billing cycles (i.e., the current and subsequent month’s billing cycle), we terminated the account. Beginning on April 1, 2007, this period was extended to three billings cycles.

We also generate revenue by charging a fee for activating service. We charge an activation fee to our direct channel customers, or those customers who purchase equipment directly from us and to our retail channel customers, or customers who purchase equipment from retail stores. For our direct channel customers, activation fees, together with the related customer acquisition amounts for equipment, are deferred and amortized over the estimated average customer relationship period of 60 months. For our retail channel customers, rebates and retailer commissions up to but not exceeding the activation fee, are also deferred and amortized over the estimated average customer relationship period of 60 months. For 2008, due to the increase in churn, the customer relationship period will be reduced to 48 months for both the direct and retail channel. The amortization of deferred customer equipment expense is recorded to direct cost of goods sold. The amortization of deferred rebates is recorded as a reduction to telephony services revenue. The amortization of deferred retailer commissions is recorded as marketing expense.

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

Total Direct cost of telephony services. Total direct cost of telephony services primarily consists of fees that we pay to third parties on an ongoing basis in order to provide our services. These fees include:

>

Access charges that we pay to other telephone companies to terminate domestic and international calls on the public switched telephone network. These costs represented approximately 40% and 43% of our total direct cost of telephony services for 2007 and 2006, respectively, with a portion of these payments ultimately being made to incumbent telephone companies. When a Vonage subscriber calls another Vonage subscriber, we do not pay an access charge.

>	The cost of leasing interconnections to route calls over the Internet and transfer calls between the Internet and the public switched telephone networks of various long distance carriers.
>	The cost of leasing from other telephone companies the telephone numbers that we provide to our customers. We lease these telephone numbers on a monthly basis.
>	The cost of co-locating our regional data connection point equipment in third-party facilities owned by other telephone companies, internet service providers or collocation facility providers.
>

The cost of providing local number portability, which allows customers to move their existing telephone numbers from another provider to our service. Only regulated telecommunications providers have access to the centralized number databases that facilitate this process.

46	VONAGE ANNUAL REPORT 2007

Because we are not a regulated telecommunications provider, we must pay other telecommunications providers to process our local number portability requests.
>	The cost of complying with the FCC regulations regarding VoIP emergency services, which require us to provide enhanced emergency dialing capabilities to transmit 911 calls for all of our customers.
>	Taxes that we pay on our purchase of telecommunications services from our suppliers or imposed by government agencies such as Federal USF.
>	Royalties for use of third-party intellectual property.

Direct cost of goods sold. Direct cost of goods sold primarily consists of costs that we incur when a customer first subscribes to our service. These costs include:

>

The cost of the equipment that we provide to customers who subscribe to our service through our direct sales channel in excess of activation fees. The remaining cost of customer equipment is deferred and amortized over the estimated average customer relationship period.

>	The cost of the equipment that we sell directly to retailers.
>	The cost of shipping and handling for customer equipment, together with the installation manual, that we ship to customers.
>	The cost of products or services that we give customers as promotions.

Selling, general and administrative expense. Selling, general and administrative expense includes:

>

Compensation and benefit costs for all employees, which is the largest component of selling, general and administrative expense and includes customer care, research and development, network engineering and operations, sales and marketing, executive, legal, finance, human resources and business development personnel.

>	Compensation expense related to stock-based awards to employees and directors.
>	Outsourced labor related to customer care and retail in-store support activities.
>	Transaction fees paid to credit card, credit card and ECP companies, which include a per transaction charge in addition to a percent of billings charge.

>	Rent and related expenses.
>	Professional fees for legal, accounting, tax, public relations, lobbying and development activities.
>	Litigation settlements.

Marketing expense. Marketing expense consists of:

>

Advertising costs, which comprise a majority of our marketing expense and include online, television, print and radio advertising, direct mail, alternative media, promotions, sponsorships and inbound and outbound telemarketing.

>	Creative and production costs.
>	The costs to serve and track our online advertising.
>	Certain amounts we pay to retailers for newspaper insert advertising, product placement and activation commissions.
>	The cost associated with our customer referral program.

Depreciation and amortization expenses. Depreciation and amortization expenses include:

>	Depreciation of our network equipment, furniture and fixtures and employee computer equipment.
>	Amortization of leasehold improvements and purchased software.
>	Amortization of intangible assets (patents).
>	Gain or loss on disposal or impairment of property and equipment.

OTHER INCOME (EXPENSE)

Other Income (Expense) consists of:

>	Interest income on cash, cash equivalents and marketable securities.
>	Interest expense on notes payable, the Verizon patent litigation judgment and capital leases.
>	Amortization of deferred financing costs.
>	Accretion of convertible notes.
>	Debt conversion expense relating to the conversion of notes payable to equity.

For 2007 and subsequent years through 2010, we will have annual interest expense on our convertible notes of at least $12,673 unless the convertible notes are converted, repaid prior to maturity date or the holders require us to repurchase all or any portion of the convertible notes on December 16, 2008. This amount will increase if we pay interest in kind on these notes.

PART II

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of consolidated operating revenues, our consolidated statement of operations for the periods indicated:

	For the Years Ended December 31,
	2007	2006	2005
Operating Revenues:
Telephony services	97%	96%	96%
Customer equipment and shipping	3	4	4
	100	100	100
Operating Expenses:
Direct cost of telephony services (excluding depreciation and amortization)	26	29	31
Royalty	4	8	–
Total direct cost of telephony services	30	37	31
Direct cost of goods sold	7	10	15
Selling, general and administrative	56	45	58
Marketing	34	60	90
Depreciation and amortization	4	4	4
	131	156	198
Loss from operations	(31)	(56)	(98)
Other Income (Expense):
Interest income	2	4	1
Interest expense	(3)	(3)	—
	(1)	1	1
Loss before income tax benefit (expense)	(32)	(55)	(97)
Income tax benefit (expense)	–	–	–
Net loss	(32)%	(55)%	(97)%

Summary of Results for the Years Ended December 31, 2007, 2006 and 2005

	For the Years Ended December 31,			Dollar Change 2007 vs. 2006	Dollar Change 2006 vs. 2005	Percent Change 2007 vs. 2006	Percent Change 2006 vs. 2005
(in thousands, except percentages)	2007	2006	2005
Telephony services	$803,522	$581,806	$258,165	$221,716	$323,641	38%	125%
Direct cost of telephony services (excluding depreciation and amortization of $18,434, $12,715 and $6,671, respectively)	216,831	171,958	84,050	44,873	87,908	26%	105%
Royalty	32,606	51,345	–	(18,739)	51,345	(36%)	*

48	VONAGE ANNUAL REPORT 2007

2007 compared to 2006

Telephony services revenue. The increase in telephony services revenue of $221,716, or 38%, was primarily due to an increase of $165,120 in monthly subscription fees resulting from an increased number of subscriber lines, which grew from 2,224,111 at December 31, 2006 to 2,580,277 at December 31, 2007. Also, the growing number of subscriber lines generated additional revenue from activation fees of $5,251, increased revenue of $8,358 from a higher volume of international calling, increased revenue of $2,836 from customers exceeding their plan minutes and increased revenue of $51,977 in regulatory fees we collected from customers, including $36,798 of USF which we began collecting on October 1, 2006. Additionally, add-on features to our service plans generated an increase of $4,803. We also had a $5,273 increase in the fees we charge for disconnecting our service, offset by a $4,258 increase in credits we issued and a $18,274 increase in bad debt expense partially attributable to the extension to our customer grace period for non-payment in the second quarter of 2007. We believe that telephony services revenue will continue to increase in 2008, as we expect an increase in the number of subscribers. However, we do not expect the same rapid growth as in prior years.

Direct cost of telephony services. The increase in direct cost of telephony services of $44,873, or 26%, was primarily due to the increase in USF fees imposed by government agencies of $36,798, which we began collecting on October 1, 2006. Our network costs, which includes costs for co-locating in other carriers’ facilities, for leasing phone numbers, routing calls on the Internet, and transferring calls to and from the Internet to the public switched telephone network, increased by $7,670. Also, fees that we pay other phone companies for terminating phone calls increased by $4,898. This was offset by the decrease in the cost of porting phone numbers for our customers of $2,560 and a reduction in USF of $2,611.

Royalty. The decrease in royalty of $18,739 was related to not having to pay a royalty in the quarter ended December 31, 2007 since the settlement our patent litigation with Verizon occurred in the same period.

2006 compared to 2005

Telephony services revenue. The increase in telephony services revenue of $323,641, or 125%, was primarily due to an increase of $240,933 in monthly subscription fees resulting from an increased number of subscriber lines, which grew from 1,269,038 at December 31, 2005 to 2,224,111 at December 31, 2006. The pricing of our service plans did not change during either 2006 or 2005. Also, the growing number of subscriber lines generated additional revenue from activation fees of $8,062, increased revenue of $21,945 from a higher volume of international calling, increased revenue of $7,021 from customers exceeding their plan minutes and increased revenue of $33,561 in regulatory fees we collected from customers including $7,984 of Federal USF which we began collecting on October 1, 2006. Additionally, add-on features to our service plans generated an increase of $9,607. We also had a $13,295 increase in the fees we charge for disconnecting our service, offset by an increase of $11,201 in bad debt expense.

Direct cost of telephony services. The increase in direct cost of telephony services of $87,908, or 105%, was primarily due to the increase in the number of subscriber lines, which increased the fees that we pay other phone companies for terminating phone calls by $46,219. We also incurred increased costs of $13,023 for establishing compliance systems for E-911 services and for E-911 call processing. Our network costs, which includes costs for co-locating in other carriers’ facilities, for leasing phone numbers, routing calls on the Internet, and transferring calls to and from the Internet to the public switched telephone network, increased by $12,636. Our cost of porting phone numbers for our customers also increased by $4,021. In addition, the taxes that we pay on our purchase of telecommunications services from our suppliers and imposed by government agencies increased our costs by $11,979.

PART II

Royalty. The increase in royalty of $51,345 was due to the judgment entered against us in our patent litigation with Verizon.

	For the Years Ended December 31,			Dollar Change 2007 vs. 2006	Dollar Change 2006 vs. 2005	Percent Change 2007 vs. 2006	Percent Change 2006 vs. 2005
(in thousands, except percentages)	2007	2006	2005
Customer equipment and shipping	$24,706	$25,591	$11,031	$(885)	$14,560	(3%)	132%
Direct cost of goods sold	59,117	62,730	40,441	(3,613)	22,289	(6%)	55%
Customer equipment and shipping gross loss	(34,411)	(37,139)	(29,410)	2,728	(7,729)

2007 compared to 2006

Customer equipment and shipping revenue. Our customer equipment and shipping revenue decreased by $885, or 3%, primarily due to fewer period-over-period subscriber line additions and a free shipping promotion to attract former SunRocket customers to subscribe to our service.

Direct cost of goods sold. The decrease in direct cost of goods sold of $3,613, or 6%, was due to the decrease in period-over-period subscriber line additions.

2006 compared to 2005

Customer equipment and shipping revenue. Our customer equipment and shipping revenue increased by $14,560, or 132%, primarily due to an increase in the number of new customers subscribing to our services, resulting in incremental shipping revenue of $6,133. In addition, we changed our default shipping option to second day shipping in late February 2006 resulting in higher shipping fees. Customer equipment sales increased by $8,427, as in the fourth quarter of 2005 we began to offer our direct customers the option of upgrading their customer equipment at the time of customer sign-up for an additional fee.

Direct cost of goods sold. The increase in direct cost of goods sold of $22,289, or 55%, was due largely to the increase in the number of new customers subscribing to our services, which resulted in additional costs of $16,276 associated with our provision of customer equipment, as well as additional costs for shipping customer equipment of $6,013, including incremental costs associated with second day shipping.

	For the Years Ended December 31,			Dollar Change 2007 vs. 2006	Dollar Change 2006 vs. 2005	Percent Change 2007 vs. 2006	Percent Change 2006 vs. 2005
(in thousands, except percentages)	2007	2006	2005
Selling, general and administrative	$461,768	$272,826	$154,716	$188,942	$118,110	69%	76%

2007 compared to 2006

Selling, general and administrative. The increase in selling, general and administrative expenses of $188,942, or 69%, was due to several reasons. Settlement expenses of $134,300 related to our patent litigation with Sprint, AT&T, Verizon and others was recorded in the year ended December 31, 2007 and account for a substantial majority of the increase. The professional fees, primarily related to legal fees for our patent infringement litigations, increased by $21,110. There were increases in outsourced labor costs of $21,707 and in salaries and employee-related benefits of $6,871. We cut our workforce by 10% in 2007 and incurred a one-time cost of $5,162 in the year ended December 31, 2007. As we continued to add customers, our credit card, debit card and ECP fees have increased as well by $6,174. Also, our facility maintenance and other administrative expenses increased by $5,860. We started our kiosk sales channels in 2007, which increased our expense by $8,576 for operating and start-up related expenses in 2007, which was offset by the decrease in expense for stock-based awards of $19,438 due to the large number of forfeitures in connection with terminated employees and in recruiting expense of $2,382.

50	VONAGE ANNUAL REPORT 2007

2006 compared to 2005

Selling, general and administrative. The increase in selling, general and administrative expenses of $118,110, or 76%, was primarily due to an increase in the number of our employees, which grew to 1,790 full time employees at December 31, 2006 from 1,355 at December 31, 2005, and an increase in outsourced labor. This increase resulted in higher wages, employee-related benefits, fees for recruitment of new employees and outsourced labor costs of $68,743. On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), and accordingly have recognized $26,980 of compensation expense for stock-based awards in 2006. As a result of our high turnover among our customer care employees, we experienced an increase in training and recruiting costs. Also, we experienced an increase in our facility maintenance and other administrative expenses of $17,418 partially due to the relocation of our headquarters. As we continued to add customers, our credit card, debit card or ECP fees have increased as well by $9,844. We also experienced an increase in professional fees of $2,747 primarily related to legal fees. This was offset by a reduction in tax expense of $8,777 relating to our potential obligation for sales tax. While selling, general and administrative expenses have increased, they have decreased as a percentage of revenue from 58% for 2005 to 45% for 2006.

	For the Years Ended December 31,			Dollar Change 2007 vs. 2006	Dollar Change 2006 vs. 2005	Percent Change 2007 vs. 2006	Percent Change 2006 vs. 2005
(in thousands, except percentages)	2007	2006	2005
Marketing	$283,968	$365,349	$243,404	$(81,381)	$121,945	(22%)	50%

2007 compared to 2006

Marketing. The decrease in marketing expense of $81,381, or 22%, was driven by the plan to balance growth with profitability with decreases in television, online, retail, telemarketing and direct mail advertising, which was offset by an increase in alternative media advertising.

2006 compared to 2005

Marketing. The increase in marketing expense of $121,945, or 50%, was primarily due to an increase in television advertising, direct mail campaigns and telemarketing fees of $134,105 offset by a decrease of $45,095 in online and radio advertising. During 2006, we slightly shifted our focus of advertising to reach out to the mainstream consumer and increase brand awareness, primarily with television commercials during National Football League and University of Notre Dame football games and by sponsoring events such as the Preakness Stakes, World Cup Soccer, Ryder Cup Golf and the WNBA all-star game.

We also had increased costs of $3,343 for advertising agency fees, $17,861 for alternative media and $12,094 for other miscellaneous marketing fees. We had decreased costs of $364 related to our retail channel, which includes the costs of advertisements and in-store placement fees as well as activation commissions to retailers.

	For the Years Ended December 31,			Dollar Change 2007 vs. 2006	Dollar Change 2006 vs. 2005	Percent Change 2007 vs. 2006	Percent Change 2006 vs. 2005
(in thousands, except percentages)	2007	2006	2005
Depreciation and amortization	$35,718	$23,677	$11,122	$12,041	$12,555	51%	113%

2007 compared to 2006

Depreciation and amortization. The increase in depreciation and amortization of $12,041, or 51%, was due to an increase in capital expenditures primarily for the continued expansion and upgrade of our network and amortization related to patents and software. We also recorded an asset impairment of $1,374 in 2007.

PART II

2006 compared to 2005

Depreciation and amortization. The increase in depreciation and amortization of $12,555, or 113%, was primarily due to an increase in capital expenditures for the continued expansion of our network, computer equipment for our new employees and leasehold improvements for our Holmdel, New Jersey headquarters.

	For the Years Ended December 31,			Dollar Change 2007 vs. 2006	Dollar Change 2006 vs. 2005	Percent Change 2007 vs. 2006	Percent Change 2006 vs. 2005
(in thousands, except percentages)	2007	2006	2005
Interest income	$17,582	$21,472	$4,347	$(3,890)	$17,125	(18%)	394%
Interest expense	(22,810)	(19,583)	(1,093)	(3,227)	(18,490)	16%	*
Other, net	(238)	(189)	(441)	(49)	252	26%	(57%)
	$(5,466)	$1,700	$2,813	$(7,166)	$(1,113)

2007 compared to 2006

Interest income. The decrease in interest income of $3,890, or 18%, was due to the decrease in cash, cash equivalents and marketable securities for 2007 compared to 2006.

Interest expense. The increase in interest expense of $3,227, or 16%, was primarily related to the $2,703 additional deferred financing cost we recorded in 2007 related to the convertible notes and $2,254 in interest expense on the Verizon judgment and royalty required to be deposited into escrow in 2007. This was offset by the decrease of $1,913 in interest on our convertible notes, which was accrued at 7% for the three months ended March 31, 2006 which is the in kind interest rate compared to 5% for the rest of the quarters which is the cash interest rate.

2006 compared to 2005

Interest income. The increase in interest income of $17,125 was due to an increase in cash, cash equivalents and marketable securities from our convertible notes issued in December 2005 and January 2006 and our initial public offering in May 2006.

Interest expense. The increase in interest expense of $18,490 was primarily related to interest on our convertible notes that were issued in December 2005 and January 2006 for $17,320 and $1,170 related to the Verizon patent litigation judgment.

PROVISION FOR INCOME TAXES

We have net losses for financial reporting purposes. Recognition of deferred tax assets will require generation of future taxable income. There can be no assurance that we will generate sufficient taxable income in future years. Therefore, we established a valuation allowance on net deferred tax assets of $382,791 as of December 31, 2007.

We participated in the State of New Jersey’s corporation business tax benefit certificate transfer program, which allows certain high technology and biotechnology companies to transfer unused New Jersey net operating loss carryovers to other New Jersey corporation business taxpayers. During 2003 and 2004, we submitted an application to the New Jersey Economic Development Authority, or EDA, to participate in the program and the application was approved. The EDA then issued a certificate certifying our eligibility to participate in the program. The program requires that a purchaser pay at least 75% of the amount of the surrendered tax benefit. In tax years 2005, 2006 and 2007, we sold approximately, $5,101, $6,493 and $8,488, respectively, of our New Jersey State net operating loss carryforwards for a recognized benefit of approximately $390 in 2005, $496 in 2006 and $649 in 2007. Collectively, all transactions represent approximately 85% of the surrendered tax benefit each year and have been recognized in the year received.

52	VONAGE ANNUAL REPORT 2007

As of December 31, 2007, we had net operating loss carryforwards for U.S. federal and state tax purposes of $745,863 and $716,686, respectively, expiring at various times from years ending 2020 through 2027. In addition, we had net operating loss carryforwards for Canadian tax purposes of $60,846 expiring through 2027. We also had net operating loss carryforwards for United Kingdom tax purposes of $27,059 with no expiration date.

	For the Years Ended December 31,			Dollar Change 2007 vs. 2006	Dollar Change 2006 vs. 2005	Percent Change 2007 vs. 2006	Percent Change 2006 vs. 2005
(in thousands, except percentages)	2007	2006	2005
Net loss	$(267,428)	$(338,573)	$(261,334)	$71,145	$(77,239)	(21%)	30%

2007 compared to 2006

Net Loss. Based on the explanations described above, our net loss of $267,428 for the year ended December 31, 2007 decreased by $71,145, or 21%, from $338,573 for the year ended December 31, 2006.

2006 compared to 2005

Net Loss. Based on the explanations described above, our net loss of $338,573 for the year ended December 31, 2006 increased by $77,239, or 30%, from $261,334 for the year ended December 31, 2005.

PART II

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

	For the Quarter Ended
(dollars in thousands, except operating data)	Mar 31, 2006	Jun 30, 2006	Sep 30, 2006	Dec 31, 2006	Mar 31, 2007	Jun 30, 2007	Sep 30, 2007	Dec 31, 2007
	(Restated)(2)					(Restated)(3)	(Restated)(3)(4)	(4)(5)
Revenue:
Telephony services	$112,498	$137,623	$155,611	$176,074	$189,367	$200,470	$203,724	$209,961
Customer equipment and shipping	7,225	6,742	6,235	5,389	6,573	5,432	6,810	5,891
	119,723	144,365	161,846	181,463	195,940	205,902	210,534	215,852
Operating expenses:
Direct cost of telephony services (1)	38,424	39,933	41,396	52,205	55,566	52,335	54,463	54,467
Royalty	–	–	–	51,345	10,415	11,052	11,139	–
Total direct cost of telephony services	38,424	39,933	41,396	103,550	65,981	63,387	65,602	54,467
Direct cost of goods sold	17,580	16,047	16,934	12,169	13,333	11,243	17,057	17,484
Selling, general and administrative	52,875	66,109	72,052	81,790	90,992	77,802	214,139	78,835
Marketing	88,288	90,164	91,316	95,581	90,850	67,906	61,885	63,327
Depreciation and amortization	4,959	5,740	5,946	7,032	7,859	8,191	8,563	11,105
	202,126	217,993	227,644	300,122	269,015	228,529	367,246	225,218
Loss from operations	(82,403)	(73,628)	(65,798)	(118,659)	(73,075)	(22,627)	(156,712)	(9,366)
Other income (expense):
Interest	2,741	3,980	7,721	7,030	6,067	4,761	4,238	2,516
Interest	(5,494)	(4,484)	(3,999)	(5,606)	(5,149)	(5,127)	(5,424)	(7,110)
Other, net	(4)	(4)	(108)	(73)	17	(50)	(36)	(169)
	(2,757)	(508)	3,614	1,351	935	(416)	(1,222)	(4,763)
Loss before income tax benefit (expense)	(85,160)	(74,136)	(62,184)	(117,308)	(72,140)	(23,043)	(157,934)	(14,129)
Income tax benefit (expense)	–	–	–	215	(194)	(183)	(94)	289
Net loss	$(85,160)	$(74,136)	$(62,184)	$(117,093)	$(72,334)	$(23,226)	$(158,028)	$(13,840)
Net loss per common share calculation:
Net loss per common share:
Basic and diluted	$(60.40)	$(1.16)	$(0.40)	$(0.76)	$(0.47)	$(0.15)	$(1.01)	$(0.09)
Weighted-average common shares:
outstanding:
Basic and diluted	1,410	63,995	154,775	154,962	155,151	155,506	155,784	155,923

54	VONAGE ANNUAL REPORT 2007

	For the Quarter Ended
(dollars in thousands, except operating data)	Mar 31, 2006	Jun 30, 2006	Sep 30, 2006	Dec 31, 2006	Mar 31, 2007	Jun 30, 2007	Sep 30, 2007	Dec 31, 2007
						(Restated)(3)	(Restated)(3)(4)	(4)(5)
Operating Data:
Gross subscriber line additions	421,890	377,005	359,148	312,094	332,493	236,840	299,978	283,907
Net subscriber line additions	328,279	255,936	204,591	166,267	165,646	56,691	77,763	56,016
Subscriber lines at end of period	1,597,317	1,853,253	2,057,844	2,224,111	2,389,757	2,446,448	2,524,211	2,580,227
Average monthly customer churn	2.1%	2.3%	2.6%	2.3%	2.4%	2.5%	3.0%	3.0%
Average monthly revenue per line	$27.85	$27.89	$27.59	$28.25	$28.31	$28.38	$28.24	$28.19
Average monthly telephony services revenue per line	$26.17	$26.59	$26.52	$27.41	$27.36	$27.63	$27.32	$27.42
Average monthly total direct costs of telephony services per line	$8.94	$7.72	$7.06	$16.12	$9.53	$8.74	$8.80	$7.11
Marketing costs per gross subscriber line additions	$209.27	$239.16	$254.26	$306.26	$273.24	$286.72	$206.30	$223.06
Employees at end of period	1,416	1,602	1,675	1,790	1,729	1,421	1,559	1,543

(1)

Excludes depreciation and amortization of $2,552, $3,133, $3,255 and $3,775 for the quarters ended March 31, June 30, September 30 and December 31, 2006, respectively, and $4,113, $4,191, $4,312 and $5,818, which included $947 related to asset impairment, for the quarters ended March 31, June 30, September 30 and December 31, 2007, respectively.

(2)

In December 2005 and January 2006, we issued approximately $249,919 of convertible notes, and increased the outstanding principal by $3,645 through the payment of interest in kind in March 2006. Originally, we believed that the convertible notes contained an embedded derivative and accordingly accounted for the embedded derivative by bifurcating the embedded derivative from the convertible notes at the date of issuance and subsequently remeasuring the fair value of the embedded derivative at December 31, 2005 and March 31, 2006. In May 2006, upon further review, we concluded that the convertible notes do not contain an embedded derivative. “Restated” amounts in the Statements of Operations Data reflect the removal of the income attributable to the change in fair value of derivatives embedded within the convertible notes of $13,392 and a reduction to interest expense related to the convertible notes of $1,098.

(3)

In February 2008, our management determined that it was necessary to restate our previously issued consolidated financial statements for the three months ended June 30, 2007 and September 30, 2007 in order to correct the amount of share-based compensation expense recorded by us for these periods. The statement of operations was restated to reduce the amount of selling, general and administrative expense by $10,400 and $3,800 for the three months ended June 30, 2007 and September 30, 2007, respectively.

(4)	$132,951 and $1,349 of selling, general and administrative expense was recorded in the third and fourth quarters of 2007, respectively, related to the settlements of our IP litigation.
(5)

In the fourth quarter of 2007, we accelerated the amortization of the deferred financing costs from the original five-year term of our convertible notes to a three-year term since the notes could be put to us on December 16, 2008. We recorded $2,372 of amortization in the quarter relating to prior periods, which we considered to be immaterial to the prior periods.

PART II

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

Royalty. The fourth quarter of 2006 includes $51,345 related to the Verizon patent litigation judgment entered against us. Verizon royalty expense for the quarters ended March 31, June 30 and September 30, 2007 are $10,415, $11,052 and $11,139, respectively. There was no royalty in the quarter ended December 31, 2007 since we reached a settlement with Verizon in October 2007.

Direct cost of goods sold. The fluctuations in direct cost of goods sold expenses between the quarters was due to the mix in the type of customer equipment sold and the fluctuations in the subscriber line additions.

Selling, general and administrative. Selling, general and administrative expenses generally have increased slightly on a quarterly basis. In 2007, selling, general and administrative cost declined primarily due to the reduction in share-based compensation expense. The increase in selling, general and administrative costs for the third quarter of 2007 was due to the settlement of several IP litigation cases.

Marketing. In 2006, marketing costs increased quarterly for several reasons. We increased advertising in more expensive media with a broader reach, such as television, to enhance our brand awareness. We also added additional marketing channels such as direct mail, alternative media and outbound telemarketing while reducing our reliance on online advertising as we hoped to reach more mainstream consumers. In addition, we believe it is generally more expensive to acquire mainstream consumers than early adopters of new technologies, and we have increased our focus on more mainstream customers. Over the near term, we expect our marketing cost per gross subscriber line addition to stabilize as we diversify our marketing spend and our newer markets mature. The decrease in marketing expense in 2007 was driven by the plan to balance growth with profitability with decreases in television, online, retail, telemarketing and direct mail advertising, which was offset by an increase in alternative media advertising.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Years Ended December 31,
(dollars in thousands)	2007	2006	2005
Net cash provided by (used in) operating activities	$(270,926)	$(188,898)	$(189,765)
Net cash provided by (used in) investing activities	131,457	(210,798)	(154,638)
Net cash provided by (used in) financing activities	245	477,429	434,006

We have incurred significant operating losses since our inception. As a result, we have generated negative cash flows from operations, and have an accumulated deficit of $988,285 at December 31, 2007. Our primary sources of funds have been proceeds from private placements of our preferred stock, a private placement of our convertible notes, an initial public offering of our common stock, operating revenues and borrowings under notes payable from our principal stockholder and Chairman, which were subsequently converted into shares of our preferred stock. In 2005, we raised proceeds, net of expenses, of $195,736 from the issuance of preferred stock and raised proceeds, net of expenses, of $239,984 in December 2005 and January 2006 in a private placement of our convertible notes. In 2006, we raised $491,144 in net proceeds from an initial public offering, or IPO, of our common stock which includes costs of $1,896 incurred in 2005. We have used the

56	VONAGE ANNUAL REPORT 2007

proceeds from the convertible note offering and the proceeds from our IPO for working capital, other general corporate purposes and funding operating losses and our IP litigation settlements.

Although our net losses initially were driven primarily by start-up costs and the cost of developing our technology, more recently our net losses have been driven by our growth strategy and settlement of our IP litigation. In addition, we plan to continue to invest in research and development and customer care. In 2007, we announced we are seeking to balance growth with profitability. We intend to continue to pursue growth because we believe it will position us as a strong competitor in the long term. Although we believe we will achieve profitability in the future, we ultimately may not be successful and we may never achieve profitability. We believe that revenue and cash on hand will fund our operations for at least the next twelve months. However, as described below, if we are unable to refinance our convertible notes, we may not be able to meet our debt and other obligations and may be required to take certain other actions in order to meet these obligations.

As of December 31, 2007, we had convertible notes outstanding in the aggregate principal amount of $253,460. For 2008 and subsequent years through 2010, we will have annual interest expense on our convertible notes of at least $12,673 unless the convertible notes are converted or repaid prior to maturity date. This amount will increase if we pay interest in kind on these notes or if we refinance the notes at a higher rate of interest. On December 16, 2008, the holders of our convertible notes may require us to repurchase all or a portion of our outstanding notes. We and our financial advisor have been engaged in preliminary discussion with certain holders of our convertible notes. In those discussions, we have explored the possibility of a transaction in which holders would agree to forego the right to “put” the convertible notes in December 2008. As an inducement for holders to participate in such a transaction, we may agree to make certain modifications to the terms of the convertible notes including, but not limited to (a) an increase in the interest rate payable under the convertible notes, (b) a modification of the conversion price of the convertible notes and/or (c) a change in maturity date of the convertible notes. Additionally, as part of a transaction, we may also agree to (a) redeem a portion of the outstanding principal of the convertible notes with cash and/or (b) issue common equity or equity-type securities to participating holders. We have not offered to engage in such a transaction and the holders have not agreed to such a transaction.

There can be no assurance that any transaction will occur. If we are unable to refinance or restructure our notes or obtain additional debt or equity capital, on favorable terms, or at all, we may face substantial liquidity challenges and we may be forced to reduce or delay capital or other material expenditures, including significantly reducing our marketing expenditures or disposing of material assets to meet our potential repurchase and other obligations. However, in light of the uncertainties in the credit markets, these alternatives may not be capable of being accomplished on a timely basis or on satisfactory terms, if at all. Although we are currently evaluating our options with respect to our convertible notes, the inability to repurchase, refinance or restructure our convertible notes could lead to our bankruptcy, reorganization, insolvency or liquidation. Because there can be no assurance that we will be successful in refinancing or restructuring the convertible notes or obtaining additional debt or equity capital, there is substantial doubt as to our ability to continue as a going concern, and our independent registered public accounting firm has included an explanatory paragraph highlighting this uncertainty in its report dated March 17, 2008. Our ability to continue as a going concern is subject to our ability to successfully repurchase, refinance or restructure our convertible notes.

We also have contingent liabilities for state and local sales taxes. As of December 31, 2007, we had a reserve of $5,803. If our ultimate liability exceeds this amount, it could have a material adverse effect on us. However, we do not believe it would significantly impair our liquidity.

On October 7, 2007, we agreed to settle our ongoing patent dispute with Sprint and agreed to enter into a licensing arrangement under Sprint’s Voice over Packet patent portfolio. The agreement provides that we shall pay Sprint $5,000 as a prepayment for telecommunications services to be purchased from Sprint by us and $75,000 for a license for past and future use of Sprint’s patents. The total amount of $80,000 was paid in the fourth quarter of 2007.

On October 25, 2007, we resolved our litigation and executed a settlement agreement with Verizon. The terms of the agreement required us to make a payment of $120,000. On November 15, 2007, a federal appeals court turned down our petition for reconsideration of the jury verdict, triggering the settlement agreement that requires us to pay Verizon $120,000, which was paid in the fourth quarter of 2007.

On November 8, 2007, we reached an agreement in principle with AT&T to settle our IP litigation suit. The general terms of the agreement

PART II

would require us to pay $39,000 over a five-year period.

These settlement payments have recently reduced our cash balance significantly.

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

Capital expenditures

Capital expenditures are mainly for the purchase of network equipment and computer hardware as we continue to expand our network and for the implementation of software solutions. We continue to invest heavily in networking equipment, technology, corporate facilities and information technology infrastructure. Our capital expenditures for 2007 were $47,232, of which $21,346 was for software acquisition and development and $5,500 was for the acquisition of the Sprint patents. For 2008, we believe our capital expenditures will be approximately $50,000. However, if we are unable to refinance our convertible notes, our capital expenditures will be reduced as necessary.

Operating Activities

Cash used in operating activities for 2007 was $270,926 and consisted of a net loss of $267,428, offset by adjustments for non-cash items of $53,771 and $57,269 used in working capital and other activities. Adjustments for non-cash items consisted primarily of depreciation and amortization of $35,718, $7,542 for stock option compensation and $4,689 for amortization of deferred financing costs. Working capital activities primarily consisted of a net decrease in cash of $80,736 for accounts payable and accrued expenses primarily related to marketing and the Verizon patent litigation, a decrease in cash of $6,185 for prepaid expenses and $5,296 for accounts receivable. The decrease was offset by an increase in cash of $23,046 for other liability related to the AT&T patent litigation, $9,713 for deferred revenue net of deferred product costs and $2,196 for inventory.

Cash used in operating activities for 2006 was $188,898 and consisted of a net loss of $338,573, offset by adjustments for non-cash items of $58,668 and $91,007 provided by working capital and other activities. Adjustments for non-cash items consisted primarily of depreciation and amortization of $23,677, $26,980 for stock option compensation, $4,002 for accrued interest primarily for our convertible notes and $1,999 for amortization of deferred financing costs. Working capital activities primarily consisted of a net increase in cash of $104,688 for accounts payable and accrued expenses primarily related to marketing and the Verizon patent litigation judgment entered against us and $13,128 for deferred revenue net of deferred product costs offset by a decrease in cash of $6,218 for prepaid expenses, $10,196 for accounts receivable and $10,133 for inventory.

Cash used in operating activities for 2005 was $189,765 and consisted of a net loss of $261,334, offset by adjustments for non-cash items of $12,516 and $59,053 provided by working capital and other activities. Adjustments for non-cash items consisted primarily of $11,122 of depreciation and amortization. Working capital activities primarily consisted of a net increase in accounts payable and accrued expenses of $75,884 which primarily related to the increase in our marketing and payroll expenses. This was offset by a use of cash for inventory of $15,130 related to the purchase of customer equipment.

Investing Activities

Cash provided by investing activities for 2007 of $131,457 was attributable to net purchases and sales of marketable securities of $210,074, offset by the purchase of capital expenditures of $41,732, $5,500 for the acquisition of the Sprint

58	VONAGE ANNUAL REPORT 2007

patents as a result of the Sprint litigation settlement and the increase in restricted cash of $31,385 related to reserves required by our credit card processors.

Cash used in investing activities for 2006 of $210,798 was attributable to net purchases and sales of marketable securities of $155,591, capital expenditures of $49,396 and $5,268 for the acquisition of three patents. Cash from our initial public offering in May 2006 and debt offering in December 2005 and January 2006 was invested in marketable securities, pending use to fund our loss from operations.

Cash used in investing activities for 2005 of $154,638 was attributable to net purchases of marketable securities of $71,092, capital expenditures of $76,261 and an increase of restricted cash of $7,285. The restricted cash includes cash collateralization of letters of credit for our Holmdel, New Jersey headquarters facility. Cash from our equity and debt offerings in 2005 was invested in marketable securities, pending use to fund our loss from operations.

Financing Activities

Cash provided by financing activities for 2007 of $245 was primarily attributable to $1,265 for net proceeds from exercise of stock options, subscription receivable and from payments received for the directed share program, which was offset by the principal payments on capital lease obligations of $1,020.

Cash provided by financing activities for 2006 of $477,429 was primarily attributable to net proceeds from our initial public offering in May 2006 of $493,040, net of costs, offset by the purchase of treasury stock of $11,723 related to customers that committed to purchase our common stock through our Directed Share Program and subsequently defaulted on payment, $5,426 of net payments to Underwriters related to our Directed Share Program indemnification, offset by $1,764 proceeds from our convertible notes, net of issuance costs, in January 2006.

Cash provided by financing activities in 2005 of $434,006 was primarily attributable to net proceeds from the issuance of preferred stock for $195,736 and proceeds from our convertible notes, net of issuance costs, of $238,220 in December 2005.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

The table below summarizes our contractual obligations at December 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
(dollars in thousands)	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
	(unaudited)
Contractual Obligations:
Convertible notes, net	$253,460	$–	$253,460	$–	$–
Interest related to convertible notes	36,963	12,673	24,290	–	–
Capital lease obligations	40,925	3,883	7,998	8,318	20,726
Operating lease obligations	8,415	5,177	3,238	–	–
Purchase obligations	109,206	58,134	43,672	7,400	–
Other obligations	38,350	9,750	15,600	13,000
Total contractual obligations	$487,319	$89,617	$348,258	$28,718	$20,726
Other Commercial Commitments:
Standby letters of credit	$17,254	$17,254	$–	$–	$–
Total contractual obligations and other commercial commitments	$504,573	$106,871	$348,258	$28,718	$20,726

PART II

Convertible Notes and Related Interest Expense. During December 2005 and January 2006, we sold $249,919 of convertible notes due 2010 in a private placement and paid interest in kind of $3,645 in March 2006. In the future, we may, at our option, pay interest on the convertible notes in cash or in kind. The terms of the convertible notes are described in the notes to our consolidated financial statements. As of December 31, 2007, we had convertible notes outstanding in the aggregate principal amount of $253,460 which can be put to us on December 16, 2008. As such, the convertible notes have been recorded as a current liability in our consolidated balance sheet. However, since the maturity date is not until December 2010, we have included it in the 2-3 years column in the table. We and our financial advisor have engaged in preliminary discussions with certain holders of our convertible notes. In those discussions, we have explored the possibility of a transaction in which holders would agree to forego the right to “put” the convertible notes in December 2008. (See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and “Item 1A – Risk Factors – Our cash flow and capital resources may not be sufficient for the future repurchase of our convertible notes.”)

Interest related to Convertible Notes. The table above assumes interest is paid in cash and would increase if we pay interest in-kind and decrease if any of the notes are converted into our common stock or redeemed prior to maturity date.

Capital Lease Obligations. At December 31, 2007, we had capital lease obligations of $40,925 related to our corporate headquarters in Holmdel, New Jersey that expire in 2017.

Operating Lease Obligations. At December 31, 2007, future commitments for operating leases included $5,184 for co-location facilities in the United States that accommodate a portion of our network equipment through 2010, $1,816 for kiosks leased in various locations throughout the United States through 2008, $979 for office space leased for our Mississauga, Ontario office through 2010, $425 for office space leased for our London, UK office through 2010.

Purchase Obligations. At December 31, 2007, future commitments for purchase obligations in the above table represent non-cancelable contractual obligations. These include $28,900 for inbound sales support through 2010; $18,500 for a credit card company to process our credit card transactions through 2012; $30,180 for the purchase of customer equipment through 2010; $11,500 in fees through 2008 related to the provision of our E-911 services; $10,140 in fees for local number portability through 2009, so that new customers can retain their existing phone numbers, $6,186 for related to advertising our product in various media outlets and $3,800 for customer call center support through 2008.

Other Obligations. At December 31, 2007, we were obligated to pay AT&T $38,350 through 2012 for the settlement agreement, which required Vonage to pay AT&T $650 each month over a five-year term. We also agreed to pay AT&T $1,950 as prepayment for the last three months of payments due under the agreement, which was paid in January 2008.

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

>

those related to the average period of service to a customer (the “customer relationship period”) used to amortize deferred revenue and deferred customer acquisition costs associated with customer activation;

>	the useful lives of property and equipment; and
>

assumptions used for the purpose of determining stock-based compensation using the Black-Scholes option model (“Model”), and on various other assumptions that we believed to be reasonable. The key inputs for this Model are stock price at valuation date, strike price for the option, the dividend yield, risk-free interest rate, life of option in years and volatility.

60	VONAGE ANNUAL REPORT 2007

We base our estimates on historical experience, available market information, appropriate valuation methodologies and on various other assumptions that we believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Revenue Recognition

Operating revenues consist of telephony services revenues and customer equipment (which enables our telephony services) and shipping revenues. The point in time at which revenues are recognized is determined in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, and Emerging Issues Task Force Consensus No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).

Substantially all of our operating revenues are telephony services revenues, which are derived primarily from monthly subscription fees that customers are charged under our service plans. We also derive telephony services revenues from per minute fees for international calls and for any calling minutes in excess of a customer’s monthly plan limits. Monthly subscription fees are automatically charged to customers’ credit cards, debit cards or ECP in advance and are recognized over the following month when services are provided. Revenues generated from international calls and from customers exceeding allocated call minutes under limited minute plans are recognized as services are provided, that is, as minutes are used, and are billed to a customer’s credit cards, debit cards or ECP in arrears. As a result of our multiple billing cycles each month, we estimate the amount of revenues earned from international calls and from customers exceeding allocated call minutes under limited minute plans but not billed from the end of each billing cycle to the end of each reporting period. These estimates are based primarily upon historical minutes and have been consistent with our actual results.

We also generate revenues by charging a fee for activating service. Through September 2005, we charged an activation fee to customers in the direct channel. Beginning in July 2005, we also began charging an activation fee in the retail channel. Customer activation fees, along with the related customer acquisition amounts for customer equipment in the direct channel and for rebates and retailer commissions in the retail channel up to but not exceeding the activation fee, are deferred and amortized over the estimated average customer relationship period. The amortization of deferred customer equipment is recorded to direct cost of goods sold. The amortization of deferred rebates is recorded as a reduction to telephony services revenues. The amortization of deferred retailer commissions is recorded as marketing expense. For 2006 and 2007, the estimated customer relationship period was 60 months. For 2008, due to the increase in churn, the customer relationship period will be reduced to 48 months.

We also provide rebates to customers who purchase their customer equipment from retailers and satisfy minimum service period requirements. These rebates in excess of activation fees are recorded as a reduction of revenues over the service period based upon the estimated number of customers that will ultimately earn and claim the rebates.

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

Net Operating Loss Carryforwards

As of December 31, 2007, we had net operating loss carryforwards for U.S. federal and state tax purposes of $745,863 and $716,686, respectively, expiring at various times from years ending 2020 through 2027. In addition, we had net operating loss carryforwards for Canadian tax purposes of $60,846 expiring through 2027. We also had net operating loss carryforwards for United Kingdom tax purposes of $27,059 with no expiration date.

Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change of control net operating loss carry

PART II

forward and other pre-change tax attributes against its post-change income may be limited. The Section 382 limitation is applied annually so as to limit the use of our pre-change net operating loss carryforwards to an amount that generally equals the value of our stock immediately before the ownership change multiplied by a designated federal long-term tax-exempt rate. In addition, we may be able to increase the base Section 382 limitation amount during the first five years following the ownership change to the extent it realizes built-in gains during that time period. A built-in gain generally is gain or income attributable to an asset that was held at the date of the ownership change and that had a fair market value in excess of the tax basis at the date of the ownership change. Section 382 provides that any unused Section 382 limitation amount can be carried forward and aggregated with the following year’s available net operating losses. Due to the cumulative impact of our equity issuances over the past three years, a change of ownership occurred upon the issuance of our previously outstanding Series E Preferred Stock at the end of April 2005. As a result, $171,147 of the total U.S. net operating losses will be subject to an annual base limitation of $39,374. As noted above, we believe we may be able to increase the base Section 382 limitation for built-in gains during the first five years following the ownership change.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments at fair value that are not currently required to be measured at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 (our 2008 fiscal year). We are currently evaluating the potential impact of the adoption of this pronouncement on our consolidated financial statements.

On January 1, 2007, we adopted FASB Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain income tax positions that we have taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The adoption of FIN No. 48 on January 1, 2007 did not result in a cumulative-effect adjustment or have an effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. Two FASB Staff Positions on SFAS No. 157 were subsequently issued. On February 12, 2007, FSP No. 157-2 delayed the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. This FSP is effective for fiscal years beginning after November 15, 2008. On February 14, 2007, FSP No. 157-1 excluded FASB No. 13 Accounting for Leases and other accounting pronouncements that address fair value measurements for purposes of

62	VONAGE ANNUAL REPORT 2007

lease classification or measurement under FASB No. 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141, Business Combinations or FASB No. 141R, Business Combinations. This FSP is effective upon initial adoption of SFAS No. 157. We are assessing the impact that SFAS No. 157 will have on our consolidated financial statements.

In September 2006, the FASB ratified the consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF No. 06-3”). The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, USF contributions and excise taxes. The Task Force concluded that entities should present these taxes in the income statement on either a gross or net basis, based on their accounting policy, which should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies.” If such taxes are significant and are presented on a gross basis, the amount of those taxes should be disclosed. The consensus on EITF No. 06-3 was effective for interim and annual reporting periods beginning after December 15, 2006. We currently record sales, use and excise taxes on a net basis in our consolidated financial statements whereas USF contributions are recorded on a gross basis in our consolidated financial statements. The adoption of EITF No. 06-3 did not have an effect on our consolidated results of operations.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in currency exchange rates and interest rates.

Foreign Exchange Risk

Our exposure to foreign currency transaction gains and losses is the result of certain net receivables due from our foreign subsidiaries and customers being denominated in currencies other than the U.S. dollar, primarily the British Pound, the Euro and the Canadian Dollar. Our foreign subsidiaries conduct their businesses in local currency.

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

ITEM 8. Financial Statements and Supplementary Data

The information required by this Item is contained on pages F-1 through F-33 of this Annual Report on Form 10-K and incorporated herein by reference.

PART II

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Disclosure Controls

Our management, with the participation of our interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2007, our interim Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting.

See Management’s Report on Internal Control Over Financial Reporting on page F-2.

Report of the Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

See Report of Independent Registered Public Accounting Firm on page F-4.

Change in Controls

In our Form 10-Q for the quarters ended June 30 and September 30, 2007, we disclosed that our management had concluded that our internal control over financial reporting and disclosure controls and procedures were effective as of those dates. As previously disclosed in a Form 8-K dated February 13, 2008, in light of the restatements required by the accounting for Stock-Based Compensation under FAS 123R, we reviewed our internal control over financial reporting. Our management determined that it had a material weakness in our internal control over financial reporting for the accounting for stock-based compensation and concluded that our interim internal control over financial reporting and disclosure controls and procedures were not effective as of June 30 and September 30, 2007 as a result of this material weakness. Our management has determined that this material weakness has been remediated in the fourth quarter by having the appropriate controls and procedures in place to account for stock-based compensation.

Except for the above, there were no changes to controls during the quarter ended December 31, 2007 that have materially affected or are reasonable likely to materially affect our internal control over financial reporting.

64	VONAGE ANNUAL REPORT 2007

ITEM 9B. Other Information

None

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The discussion under the heading “Proposal No. 1 – Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Director Nomination Process” and “Corporate Governance – Board Committees – Audit Committee” in our Proxy Statement for the 2008 Annual Meeting of Stockholders and in “Executive Officers and Directors of the Registrant” in Part I of this Annual Report on the Form 10-K is hereby incorporated by reference.

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

ITEM 11. Executive Compensation

The discussion under the headings “Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our Proxy Statement for the 2008 Annual Meeting of Stockholders in hereby incorporated by reference.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The discussion under the headings “Stock Ownership Information” and “Equity Compensation Plan Information” in our Proxy Statement for the 2008 Annual Meeting of Stockholders is hereby incorporated by reference.

66	VONAGE ANNUAL REPORT 2007

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The discussion under the headings “Transactions with Related Persons” and “Board Determination of Independence” in our Proxy Statement for the 2008 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 14. Principal Accountant Fees and Services

The discussion under the heading “Proposal No. 2 – Ratification of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2008 Annual Meeting of Stockholders is hereby incorporated by reference.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)

(1) Financial Statements. The index to our financial statements is found on page F-1 of this Form 10-K.

(2) Financial Statement Schedules. Schedule II – Valuation and Qualifying Accounts is as follows:

	Balance at Beginning of Period	Additions		Less Deductions	Balance at End of Period
		Charged to Revenue	Charged to Expense
Allowance for Doubtful Accounts:
Year ended December 31, 2007	$476	$1,448	$–	$–	$1,924
Year ended December 31, 2006	210	266	–	–	476
Year ended December 31, 2005	60	150	–	–	210
Inventory Obsolescence
Year ended December 31, 2007	$1,270	$–	$2,799	$(989)	$3,080
Year ended December 31, 2006	732	–	1,441	(903)	1,270
Year ended December 31, 2005	1,239	–	625	(1,132)	732
Valuation Allowance for Deferred Tax
Year ended December 31, 2007	$278,575	$–	$104,216	$–	$382,791
Year ended December 31, 2006	149,291	–	129,284	–	278,575
Year ended December 31, 2005	46,268	–	103,023	–	149,291
Valuation Allowance for Assets Held for Sale
Year ended December 31, 2007	$–	$–	$1,374	$–	$1,374
Year ended December 31, 2006	–	–	–	–	–
Year ended December 31, 2005	–	–	–	–	–

(3) Exhibits.

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of Vonage Holdings Corp.(7)
3.2	Amended and Restated By-Laws of Vonage Holdings Corp., as amended(13)
4.1	Form of Certificate of Vonage Holdings Corp. Common Stock(5)
4.2	Form of Senior Unsecured Convertible Note(1)
4.3	Stock Purchase Warrant To Purchase Common Stock of Vonage Holdings Corp.(4)
4.4	Stock Purchase Warrant To Purchase Shares of Series A-2 Convertible Preferred Stock, par value $.001 per share of Vonage Holdings Corp.(4)
10.1	2001 Stock Incentive Plan of Vonage Holdings Corp.(1)*
10.2	Form of Incentive Stock Option Agreement under the 2001 Stock Incentive Plan(1)*
10.3	Form of Nonqualified Stock Option Agreement for Employees under the 2001 Stock Incentive Plan(1)*
10.4	Form of Nonqualified Stock Option Agreement for Outside Directors under the 2001 Stock Incentive Plan(1)*
10.5	2006 Incentive Plan(4)*
10.6	Form of Restricted Stock Unit Agreement under the Vonage Holdings Corp. 2006 Incentive Plan(10)*
10.7	Form of Nonqualified Stock Option Agreement under the Vonage Holdings Corp. 2006 Incentive Plan(10)*

68	VONAGE ANNUAL REPORT 2007

Exhibit Number	Description of Exhibit
10.8	Form of Restricted Stock Agreement under the Vonage Holdings Corp. 2006 Incentive Plan(10)*
10.9	Form of Restricted Stock Agreement under the Vonage Holdings Corp. 2006 Incentive Plan for Non-Employee Directors(10)*
10.10	Form of Nonqualified Stock Option Agreement under the Vonage Holdings Corp. 2006 Incentive Plan for Non-Employee Directors(10)*
10.11	Vonage Holdings Corp. 401(k) Retirement Plan(1)*
10.12	Lease Agreement, dated March 24, 2005, between 23 Main Street Holmdel Associates LLC and Vonage USA Inc.(1)
10.13	Amended and Restated Employment Agreement, dated February 8, 2006, between Vonage Holdings Corp. and Jeffrey A. Citron(1)*
10.14	Employment Agreement, dated February 7, 2006, between Vonage Holdings Corp. and Michael Snyder(1)*
10.15	Employment Agreement, dated August 1, 2005, between Vonage Holdings Corp. and John S. Rego(1)*
10.16	Employment Agreement, dated August 1, 2005, between Vonage Holdings Corp. and Louis A. Mamakos(1)*
10.17	Employment Agreement, dated August 8, 2005, between Vonage Holdings Corp. and Sharon O’Leary(1)*
10.18	Form of Indemnification Agreement between Vonage Holdings Corp. and its directors and certain officers(13)
10.19	Third Amended and Restated Investors’ Rights Agreement, as amended, dated April 27, 2005, among Vonage Holdings Corp. and the signatories thereto(4)
10.20

Written Consent of Vonage Holdings Corp. and Certain Stockholders to the amendment to the Third Amended and Restated Investors’ Rights Agreement dated April 27, 2005, as amended, dated November 13, 2006(9)

10.21	Registration Rights Agreement, dated December 16, 2005, among Vonage Holdings Corp. and the signatories thereto(1)
10.22†	Agreement for Services, dated February 9, 2005, between Vonage Holdings Corp. and Third Party Verification, Inc.(3)
10.23†	First Amendment to Services Agreement, dated June 21, 2006, between Third Party Verification, Inc. and Vonage Holdings Corp.(8)
10.24†	Second Amendment to Services Agreement, dated August 25, 2006, between Third Party Verification, Inc. and Vonage Network of New Jersey d/b/a Vonage Network Inc. (assignee of Vonage Holding Corp.)(8)
10.25†	Agreement for Services, dated April 27, 2005, between Vonage Network Inc. and Intrado Inc. and Amendment No. 1 thereto(2)
10.26†	Amendment #2 to the Agreement for Services, dated September 21, 2006, between Intrado Inc. and Vonage Network Inc.(8)
10.27	Amendment #3 to the Agreement for Services, dated November 27, 2006 between Intrado Inc. and Vonage Network Inc.(10)
10.28†	Amendment #4 to the Agreement for Services, dated March 23, 2007 between Intrado Inc. and Vonage Network Inc.(11)
10.29†	Master Service Agreement, dated July 15, 2004, between Vonage Holdings Corp. and Level 3 Communications, LLC(2)
10.30†	Master Sales Agreement, dated June 8, 2005, between Vonage Network Inc. and TeleCommunication Systems, Inc.(2)
10.31†

Amendment to the Master Services Agreement, dated May 26, 2006, between Telecommunications Systems, Inc. and Vonage Network Inc., along with the accompanying side letter, dated November 2, 2006, from Vonage Network Inc. to Telecommunication Systems, Inc.(8)

10.32†

Amendment #1 to Master Sales Agreement, dated August 8, 2006, between Telecommunication Systems, Inc. and Vonage Network Inc., along with the accompanying side letter, dated November 2, 2006, from Vonage Network Inc. to Telecommunication Systems, Inc.(8)

10.33	Amendment #4 to the Master Services Agreement between Vonage Network Inc. and Telecommunication Systems, Inc.(12)
10.34†	Master Services Agreement, dated May 5, 2005, between Vonage Network Inc. and Synchronoss Technologies, Inc.(6)
10.35†	OSS Master Services Agreement, dated December 27, 2004, between Vonage Holdings Corp. and NeuStar, Inc.(3)
10.36†	Statement of Services to the OSS Master Services Agreement, dated March 26, 2007, between Vonage Holdings Corp. and NeuStar, Inc.(11)
10.37	Patent Settlement Agreement, dated October 25, 2007, between Vonage Holdings Corp. and Verizon Services Corp.(14)
10.38	Settlement Agreement, effective October 27, 2007, between Vonage Holdings Corp. and Sprint Communications Company L.P.(14)
10.39	Settlement and Patent License Agreement, dated December 21, 2007, between Vonage Holdings Corp. and AT&T Corp.(14)
10.40	Settlement Agreement, effective January 1, 2008 between Vonage Holdings Corp. and Nortel Networks Inc. and Nortel Networks Limited(14)

PART IV

Exhibit Number	Description of Exhibit
10.41	Confidential Separation Agreement and General Release, dated May 17, 2007, between Vonage Holdings Corp. and Michael Snyder (13)*
10.42	Separation Agreement and General Release effective as of December 20, 2007 between Vonage Holdings Corp. and Timothy G. Smith(14)*
21.1	List of Subsidiaries of Vonage Holdings Corp.(14)
23.1	Consent of BDO Seidman, LLP, independent registered public accounting firm(14)
31.1	Certification of our Interim Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(14)
31.2	Certification of our Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(14)
32.1	Certification of our Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(14)

(1)	Incorporated by reference to Amendment No. 1 to Vonage Holdings Corp.’s Registration Statement on Form S-1 (File No. 333-131659) filed on April 7, 2006.
(2)	Incorporated by reference to Amendment No. 2 to Vonage Holdings Corp.’s Registration Statement on Form S-1 (File No. 333-131659) filed on April 12, 2006.
(3)	Incorporated by reference to Amendment No. 3 to Vonage Holdings Corp.’s Registration Statement on Form S-1 (File No. 333-131659) filed on April 26, 2006.
(4)	Incorporated by reference to Amendment No. 4 to Vonage Holdings Corp.’s Registration Statement on Form S-1 (File No. 333-131659) filed on April 28, 2006.
(5)	Incorporated by reference to Amendment No. 5 to Vonage Holdings Corp.’s Registration Statement on Form S-1 (File No. 333-131659) filed on May 8, 2006.
(6)	Incorporated by reference to Amendment No. 6 to Vonage Holdings Corp.’s Registration Statement on Form S-1 (File No. 333-131659) filed on May 22, 2006.
(7)	Incorporated by reference to Vonage Holdings Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on August 4, 2006.
(8)	Incorporated by reference to Vonage Holdings Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on November 8, 2006.
(9)	Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on November 14, 2006.
(10)	Incorporated by reference to Vonage Holding Corp.’s Annual Report on Form 10-K (File No. 001-32887) filed on April 17, 2007.
(11)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on May 15, 2007.
(12)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on August 13, 2007.
(13)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on November 14, 2007.
(14)	Filed herewith.
†

Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.

*	Management contract or compensatory plan or arrangement.

(b) Financial Statement Schedules

     Report of Independent Registered Public Accounting Firm

     Schedule II – Valuation and Qualifying Accounts.

70	VONAGE ANNUAL REPORT 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Vonage Holdings Corp.

Holmdel, New Jersey 07733

The audits referred to in our report dated March 17, 2008 relating to the consolidated financial statements of Vonage Holdings Corp., which is contained in Item 8 of this Form 10-K also included the audits of the financial statement schedules listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Woodbridge, New Jersey

March 17, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Holmdel, State of New Jersey, on March 17, 2008.

VONAGE HOLDINGS CORP.

Dated: March 17, 2008	By:	/S/ JOHN S. REGO
John S. Rego
Executive Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature	Title	Date

/S/ JEFFREY A. CITRON Jeffrey A. Citron	Director, Chairman, Chief Strategist and interim Chief Executive Officer (principal executive officer)	March 17, 2008

/S/ JOHN S. REGO John S. Rego	Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	March 17, 2008

/S/ PETER BARRIS Peter Barris	Director	March 17, 2008

/S/ MORTON DAVID Morton David	Director	March 17, 2008

/S/ MICHAEL KRUPKA Michael Krupka	Director	March 17, 2008

/S/ J. SANFORD MILLER J. Sanford Miller	Director	March 17, 2008

/S/ GOVERNOR THOMAS J. RIDGE Governor Thomas J. Ridge	Director	March 17, 2008

/S/ JOHN J. ROBERTS John J. Roberts	Director	March 17, 2008

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

March 17, 2008

To the Stockholders of Vonage Holdings Corp.:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

>	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
>

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and

>

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears on page F-4.

/s/ JEFFREY CITRON	/s/ JOHN S. REGO
Jeffrey Citron	John S. Rego
Chairman, Chief Strategist and Interim Chief Executive Officer	Executive Vice President, Chief Financial Officer and Treasurer

F- 2	VONAGE ANNUAL REPORT 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Vonage Holdings Corp.

Holmdel, New Jersey

We have audited the accompanying consolidated balance sheets of Vonage Holdings Corp. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vonage Holdings Corp. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for share-based compensation in 2006 when it adopted SFAS No. 123R, “Share Based Payment” starting January 1, 2006.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had an approximate $217 million deficit in working capital at December 31, 2007 caused primarily by convertible notes outstanding in the aggregate principal amount of approximately $253 million, due December 1, 2010 being classified as a current liability on the December 31, 2007 consolidated balance sheet since they can be put to the Company by the holders on December 16, 2008. If these notes are put by the holders, the Company will be unable to repurchase these notes without refinancing them or obtaining additional debt or equity capital. There can be no assurance that the Company will be successful in these efforts, which raises substantial doubt as to the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Vonage Holdings Corp’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2008 expressed an unqualified opinion thereon.

/s/    BDO SEIDMAN, LLP

Woodbridge, New Jersey

March 17, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Vonage Holdings Corp.

Holmdel, New Jersey

We have audited Vonage Holdings Corp.’s (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Vonage Holdings Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vonage Holdings Corp. as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 17, 2008 contains an explanatory paragraph regarding the Company’s ability to continue as a going concern.

/s/    BDO SEIDMAN, LLP

Woodbridge, New Jersey

March 17, 2008

F- 4	VONAGE ANNUAL REPORT 2007

VONAGE HOLDINGS CORP. CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)	December 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$71,542	$210,253
Marketable securities	79,942	289,483
Accounts receivable, net of allowance of $1,924 and $476, respectively	20,105	16,544
Inventory, net of allowance of $3,080 and $1,270, respectively	19,604	24,390
Deferred customer acquisition costs, current	18,992	13,022
Prepaid expenses and other current assets	21,498	16,080
Total current assets	231,683	569,772
Property and equipment, net of accumulated depreciation	118,666	128,247
Deferred customer acquisition costs, non-current	39,159	34,067
Deferred financing costs, net	3,172	7,861
Restricted cash	38,928	8,042
Due from related parties	2	60
Intangible assets, net	7,656	4,300
Other assets	23,031	5,175
Total assets	$462,297	$757,524

Liabilities and Stockholders’ Equity (Deficit)
Liabilities
Current liabilities:
Accounts payable	$56,235	$58,899
Accrued expenses	84,360	161,505
Deferred revenue, current portion	53,653	38,504
Current maturities of capital lease obligations	1,035	1,020
Convertible notes, net	253,320	–
Total current liabilities	448,603	259,928
Convertible notes, net	–	253,430
Deferred revenue, net of current portion	43,575	37,730
Capital lease obligations, net of current maturities	22,200	23,235
Other liability, net of current portion	23,046	–
Total liabilities	537,424	574,323
Commitments and Contingencies
Stockholders’ Equity (Deficit)
Common stock, par value $0.001 per share; authorized 596,950 shares at December 31, 2007 and December 31, 2006; 157,414 and 156,353 shares issued at December 31, 2007 and December 31, 2006, respectively; 156,014 and 155,059 shares outstanding at December 31, 2007 and December 31, 2006, respectively	157	156
Additional paid-in capital	930,600	922,097
Stock subscription receivable	(5,266)	(5,721)
Accumulated deficit	(988,285)	(720,857)
Treasury stock, at cost, 1,400 shares at December 31, 2007 and 1,294 shares at December 31, 2006	(12,499)	(12,342)
Accumulated other comprehensive income (loss)	166	(132)
Total stockholders’ equity (deficit)	(75,127)	183,201
Total liabilities and stockholders’ equity (deficit)	$462,297	$757,524

The accompanying notes are an integral part of these financial statements

VONAGE HOLDINGS CORP. CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
(In thousands, except per share amounts)	2007	2006	2005
Operating Revenues:
Telephony services	$803,522	$581,806	$258,165
Customer equipment and shipping	24,706	25,591	11,031
	828,228	607,397	269,196
Operating Expenses:
Direct cost of telephony services (excluding depreciation and amortization of $18,434, $12,715 and $6,671, respectively)	216,831	171,958	84,050
Royalty	32,606	51,345	–
Total direct cost of telephony services	249,437	223,303	84,050
Direct cost of goods sold	59,117	62,730	40,441
Selling, general and administrative	461,768	272,826	154,716
Marketing	283,968	365,349	243,404
Depreciation and amortization	35,718	23,677	11,122
	1,090,008	947,885	533,733
Loss from operations	(261,780)	(340,488)	(264,537)
Other Income (Expense):
Interest income	17,582	21,472	4,347
Interest expense	(22,810)	(19,583)	(1,093)
Other, net	(238)	(189)	(441)
	(5,466)	1,700	2,813
Loss before income tax benefit (expense)	(267,246)	(338,788)	(261,724)
Income tax benefit (expense)	(182)	215	390
Net loss	$(267,428)	$(338,573)	$(261,334)

Net loss per common share calculation:
Net loss	$(267,428)	$(338,573)	$(261,334)
Imputed dividend on preferred shares	–	–	(605)
Net loss attributable to common shareholders	$(267,428)	$(338,573)	$(261,939)

Net loss per common share:
Basic and diluted	$(1.72)	$(3.59)	$(189.67)

Weighted-average common shares outstanding:
Basic and diluted	155,593	94,207	1,381

The accompanying notes are an integral part of these financial statements

F- 6	VONAGE ANNUAL REPORT 2007

VONAGE HOLDINGS CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In thousands)	2007	2006	2005
Cash flows from operating activities:
Net loss	$(267,428)	$(338,573)	$(261,334)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33,574	22,709	11,122
Amortization of intangibles	2,144	968	–
Beneficial conversion on interest in kind on convertible notes	42	32	–
Accrued interest	846	4,002	199
Allowance for doubtful accounts	1,852	266	150
Allowance for obsolete inventory	2,799	1,441	625
Amortization of deferred financing costs	4,689	1,999	75
Loss on disposal of fixed assets	283	320	438
Share-based compensation	7,542	26,980	15
Other	–	(49)	(108)
Changes in operating assets and liabilities:
Accounts receivable	(5,296)	(10,196)	(4,068)
Inventory	2,196	(10,133)	(15,130)
Prepaid expenses and other current assets	(6,185)	(6,218)	(6,265)
Deferred customer acquisition costs	(10,796)	(21,053)	(17,618)
Due from related parties	74	32	18
Other assets	(81)	(294)	(2,333)
Accounts payable	(2,966)	42,407	5,119
Accrued expenses	(77,770)	62,281	70,765
Deferred revenue	20,509	34,181	28,565
Other liability	23,046	–	–
Net cash provided by (used in) operating activities	(270,926)	(188,898)	(189,765)
Cash flows from investing activities:
Capital expenditures	(20,386)	(45,336)	(74,157)
Purchase of intangible assets	(5,500)	(5,268)	–
Purchase of marketable securities	(236,875)	(639,707)	(295,341)
Maturities and sales of marketable securities	446,949	484,116	224,249
Acquisition and development of software assets	(21,346)	(4,060)	(2,104)
Increase in restricted cash	(31,385)	(543)	(7,285)
Net cash provided by (used in) investing activities	131,457	(210,798)	(154,638)
Cash flows from financing activities:
Principal payments on capital lease obligations	(1,020)	(826)	(177)
Proceeds from notes issuance	–	2,047	247,872
Debt issuance costs	–	(283)	(9,652)
Proceeds from preferred stock issuance, net	–	–	195,736
Proceeds from subscription receivable, net	279	169	170
Proceeds from common stock issuance, net	–	493,040	–
Purchase of treasury stock	–	(11,723)	–
Payments for directed share program, net	169	(5,426)	–
Proceeds from exercise of stock options	817	431	57
Net cash provided by (used in) financing activities	245	477,429	434,006
Effect of exchange rate changes on cash	513	(29)	(83)
Net change in cash and cash equivalents	(138,711)	77,704	89,520
Cash and cash equivalents, beginning of period	210,253	132,549	43,029
Cash and cash equivalents, end of period	$71,542	$210,253	$132,549

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$19,004	$12,445	$203

Non-cash transactions during the periods for:
Conversion of convertible notes	$152	$–	$–

Capital lease obligations incurred	$–	$2,650	$22,603

Conversion of preferred stock, preferred stock warrant and subscription receivable	$–	$388,444	$–

The accompanying notes are an integral part of these financial statements

VONAGE HOLDINGS CORP. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)	Common Stock	Additional Paid-in Capital	Stock Subscription Receivable	Deferred Compensation	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2004	$2	$13,950	$(37)	$–	$(120,345)	$(619)	$(24)	$(107,073)
Stock option exercises		57						57
Issuance of stock options for compensation		182		(182)				–
Amortization of deferred compensation				15				15
Beneficial conversion of Series E preferred stock		605			(605)			–
Comprehensive loss:
Change in unrealized gain (loss) on available-for-sale investments							10	10
Foreign currency translation adjustment							(160)	(160)
Net loss					(261,334)			(261,334)
Total comprehensive loss	–	–	–	–	(261,334)	–	(150)	(261,484)
Balance at December 31, 2005	2	14,794	(37)	(167)	(382,284)	(619)	(174)	(368,485)
Stock option exercises		431						431
Share-based compensation		26,980						26,980
Reverse unamortized deferred compensation		(167)		167				–
Beneficial conversion of interest in kind on convertible notes		214						214
Issuance of common stock, net	31	491,113						491,144
Issuance of common stock upon conversion of preferred stock	123	387,175						387,298
Conversion of preferred stock warrant to common stock warrant		1,557						1,557
Conversion of preferred stock subscription receivable to common stock subscription receivable			(411)					(411)
Directed share program transactions, net			(5,426)			(11,723)		(17,149)
Stock subscription receivable payments			153					153
Comprehensive loss:
Change in unrealized gain (loss) on available-for-sale investments							13	13
Foreign currency translation adjustment							29	29
Net loss					(338,573)			(338,573)
Total comprehensive loss	–	–	–	–	(338,573)	–	42	(338,531)
Balance at December 31, 2006	156	922,097	(5,721)	–	(720,857)	(12,342)	(132)	183,201
Stock option exercises	1	816						817
Share-based compensation		7,542						7,542
Share-based award activity						(157)		(157)
Convertible notes converted into common stock		152						152
Directed share program transactions, net			169					169
Stock subscription receivable payments		(7)	286					279
Comprehensive loss:
Change in unrealized gain (loss) on available-for-sale investments							(13)	(13)
Foreign currency translation adjustment							311	311
Net loss					(267,428)			(267,428)
Total comprehensive loss	–	–	–	–	(267,428)	–	298	(267,130)
Balance at December 31, 2007	$157	$930,600	$(5,266)	$–	$(988,285)	$(12,499)	$166	$(75,127)

The accompanying notes are an integral part of these financial statements

F- 8	VONAGE ANNUAL REPORT 2007

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

We have incurred significant operating losses since inception. As a result, we have generated negative cash flows from operations, and have an accumulated deficit at December 31, 2007 of $988,285. Our primary source of funds to date has been through the issuance of equity and debt securities, including net proceeds from our initial public offering (“IPO”) of $491,144 in May 2006, which includes costs of $1,896 incurred in 2005.

GOING CONCERN

As of December 31, 2007, we had a working capital deficit of approximately $217,000 caused primarily by convertible notes outstanding in the aggregate principal amount of $253,460 due December 1, 2010 being classified as a current liability since they can be put by the holders on December 16, 2008. If these notes are put to us by the holders, we will be unable to repurchase these notes without refinancing them or obtaining additional debt or equity capital. We and our financial advisor have engaged in preliminary discussion with certain holders of our convertible notes. In those discussions, we have explored the possibility of a transaction in which holders would agree to forego the right to “put” the convertible notes in December 2008. As an inducement for holders to participate in such a transaction, we may agree to make certain modifications to the terms of the convertible notes adverse to us, although we have not offered to engage in such a transaction and the holders have not agreed to such a transaction. There can be no assurance that we will be successful in these efforts, which raises substantial doubt as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

>

those related to the average period of service to a customer (the “customer relationship period”) used to amortize deferred revenue and deferred customer acquisition costs associated with customer activation;

>	the useful lives of property and equipment and intangible assets and the recoverability of recorded amounts; and
>

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

Revenue Recognition

Operating revenues consists of telephony services revenues and customer equipment (which enables our telephony services) and shipping revenue. The point in time at which revenues are recognized is determined in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, and Emerging Issues Task Force Consensus No. 01-9, Accounting for Consideration Given by a Vendor to a

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Customer (Including a Reseller of the Vendor’s Products) (“EITF No. 01-9”). Revenues are recorded as follows:

Telephony Services Revenue

Substantially all of our operating revenues are telephony services revenues, which are derived primarily from monthly subscription fees that customers are charged under our service plans. We also derive telephony services revenues from per minute fees for international calls and for any calling minutes in excess of a customer’s monthly plan limits. Monthly subscription fees are automatically charged to customers’ credit cards, debit cards or electronic check payments (“ECP”) in advance and are recognized over the following month when services are provided. Revenues generated from international calls and from customers exceeding allocated call minutes under limited minute plans is recognized as services are provided, that is, as minutes are used, and is billed to a customer’s credit or debit card or ECP in arrears. We estimate the amount of revenues earned but not billed from international calls and from customers exceeding allocated call minutes under limited minute plans from the end of each billing cycle to the end of each reporting period and record these amounts in accounts receivable. These estimates are based primarily upon historical minutes and have been consistent with our actual results.

We also provide rebates to customers who purchase their customer equipment from retailers and satisfy minimum service period requirements. These rebates in excess of activation fees are recorded as a reduction of revenues over the minimum service period based upon the estimated number of customers that will ultimately earn and claim the rebates.

We also generate revenues by charging a fee for activating service. Through June 2005, we charged an activation fee to customers in the direct channel (customer equipment provided by us). Beginning in July 2005, we also began charging an activation fee in the retail channel. Customer activation fees, along with the related incremental direct customer acquisition amounts for customer equipment in the direct channel and for rebates and retailer commissions in the retail channel, up to but not exceeding the activation fee, are deferred and amortized over the estimated average customer relationship period. The amortization of deferred customer equipment is recorded to direct cost of goods sold. The amortization of deferred rebates is recorded as a reduction of telephony services revenues. The amortization of deferred retailer commissions is recorded as marketing expense. For 2005, 2006 and 2007, the estimated customer relationship period was 60 months. For 2008, due to the increase in churn, the customer relationship period will be reduced to 48 months.

In the United States, we charge regulatory recovery fees on a monthly basis to defray the costs associated with regulatory compliance and related litigation, E-911 compliance and to cover taxes that we are charged by the suppliers of telecommunications services. In addition, beginning on October 1, 2006, we began charging customers Federal Universal Service Fund (“USF”) fees, which were $44,782 and $7,984 for 2007 and 2006, respectively. We record these fees as revenues when billed.

Prior to June 30, 2005, we generally charged a disconnect fee to customers who did not return their customer equipment to us upon disconnection of service regardless of how long they were a customer. On July 1, 2005, we changed our disconnect policy and only accept return of the customer equipment within 30 days of activation and a disconnect fee is charged if the customer disconnects their service within one year of activation. These disconnect fees are recorded at the time the customer disconnects service. Disconnect fee revenues amounted to $19,099, $15,150 and $6,031 in 2007, 2006 and 2005, respectively.

Customer Equipment and Shipping Revenues

Customer equipment and shipping revenues consist of revenues from sales of customer equipment to wholesalers or directly to customers for replacement devices, or beginning in the fourth quarter of 2005, for upgrading their device at the time of customer sign-up for which we charge an additional fee. In addition, customer equipment and shipping revenues include the fees that customers are charged for shipping their customer equipment to them. Customer equipment and shipping revenues include sales to our retailers. They were reduced for payments to retailers and rebates to customers who purchased their customer equipment through these retailers, who purchased the customer equipment from us, to the extent of customer equipment and shipping revenues.

Direct Cost of Telephony Services

Direct cost of telephony services consists primarily of direct costs that we pay to third parties in order to provide telephony services. These costs include access and interconnection charges that we pay to other telephone companies to terminate domestic and international phone calls on the public switched telephone network. In addition, these costs include the cost to lease phone numbers, to co-locate in other telephone companies’ facilities, to provide enhanced emergency dialing capabilities to transmit 911 calls and to provide

F- 10	VONAGE ANNUAL REPORT 2007

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

local number portability. These costs also include taxes that we pay on telecommunications services from our suppliers or imposed by government agencies such as Federal USF and royalties for use of third parties’ intellectual property (including patents referenced in the Verizon litigation). For 2007 and 2006, we paid $44,782 and $7,984, respectively, in Federal USF costs. These costs do not include indirect costs such as depreciation and amortization, payroll and facilities costs. Our presentation of direct cost of telephony services may not be comparable to other similar companies.

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

Shipping and Handling

Revenue relating to shipping and handling is included in customer equipment and shipping revenue and amounted to $12,779, $14,182 and $8,049 in 2007, 2006 and 2005, respectively. Costs related to shipping and handling are included in direct cost of goods sold and amounted to $13,469, $15,386 and $9,373 in 2007, 2006 and 2005, respectively.

Advertising Costs

Advertising costs, which are included in marketing expense, are expensed as incurred and amounted to $196,651, $296,898 and $204,875 in 2007, 2006 and 2005, respectively.

Development Expenses

Costs associated with the development of new services and changes to existing services are charged to operations as incurred and are included in selling, general and administrative expense.

Cash, Cash Equivalents and Marketable Securities

We maintain cash with several investment grade financial institutions. We invest our excess cash in money market funds and in highly liquid debt instruments of U.S. corporations, municipalities and the U.S. government and its agencies. All highly liquid investments with stated maturities of three months or less from date of purchase are classified as cash equivalents. Interest income was $17,582, $21,472 and $4,347 in 2007, 2006 and 2005, respectively.

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

Software Costs

We capitalize certain costs, such as purchased software and internally developed software that we use for customer acquisition and customer care automation tools, in accordance with Statement of Position 98-1, Accounting for Costs of Computer Software Development or Obtained for Internal Use. These costs are classified as “Other Assets” in the consolidated balance sheet. Computer software is stated at cost less accumulated amortization and the estimated useful life is three years. Total computer software was $20,129 at December 31, 2007 and $4,391 at December 31, 2006, respectively, substantially all which were external costs. Amortization expense was $4,132, $1,252 and $1,187 for the year ended December 31, 2007, 2006 and 2005, respectively.

Restricted Cash and Letters of Credit

Our credit card processors have established reserves to cover any exposure that they may have as we collect revenue in advance of providing services to our customers, which is a customary practice for companies that bill their customers in advance of providing services. As such, we have provided our credit card processors with cash reserves of $21,674 and a cash collateralized letter of credit for $10,000. In addition, we have a cash collateralized letter of credit for $7,000 as of December 31, 2007 and December 31, 2006 related to lease deposits for our offices. The total amount of collateralized letters of credit was $17,254 and $7,549 at December 31, 2007 and December 31, 2006, respectively. In the aggregate, cash reserves and collateralized letters of credit of $38,928 and $8,042 were recorded as long-term restricted cash at December 31, 2007 and December 31, 2006, respectively.

Long-Lived Assets

We review the carrying values of our property and equipment for possible impairment whenever circumstances indicate the carrying amount of an asset may not be recoverable. An impairment loss is recognized to the extent the sum of the undiscounted estimated future cash flow expected to result from the use of the asset is less than the carrying value. In 2007, we incurred an impairment loss of $1,374 for certain network equipment and computer hardware costs since their net book value exceeded their quoted fair market value. The impaired assets of $561 are held for sale and recorded in other assets in the consolidated balance sheet at December 31, 2007. This impairment was recorded in the statement of operations as part of depreciation expense.

Deferred Financing Costs

Costs incurred in raising debt are deferred and amortized as interest expense using the effective interest method. Costs of $9,935 incurred in connection with the issuance of the convertible notes was deferred and amortized as interest expense through September 30, 2007 over the five-year term of the notes. Although the notes mature in December 1, 2010, they can be put to us on December 16, 2008. In the fourth quarter of 2007, the rate of amortization was accelerated so that only one third of the original deferred financing costs remains to be amortized in 2008. Amortization expense related to these costs is included in interest expense in the consolidated statements of operations and was $4,689, $1,999 and $75 in 2007, 2006 and 2005, respectively. Accumulated amortization of deferred financing costs was $6,763, $2,074 and $75 at December 31, 2007, 2006 and 2005, respectively. (See Note 12—Quarterly Financial Information).

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

Foreign Currency

Generally, the functional currency of our non-U.S. subsidiaries is the local currency. The financial statements of these subsidiaries are translated to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs and expenses. Translation gains and losses are deferred and recorded in accumulated other comprehensive loss as a component of stockholders’ equity. We recorded $311 and $29 of net translation gains in 2007 and 2006, respectively. Net gains and losses

F- 12	VONAGE ANNUAL REPORT 2007

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

resulting from foreign exchange transactions are included in the consolidated statements of operations. We recognized $56 of net gains, $27 and $3 of net losses resulting from foreign exchange transactions for 2007, 2006 and 2005, respectively.

Comprehensive Loss

Comprehensive loss consists of net loss and other comprehensive items. Other comprehensive items include foreign currency translation adjustments and unrealized losses on available for sale investments. Assets and liabilities of foreign operations are translated at the period-end exchange rate and revenue and expense amounts are translated at the average rates of exchange prevailing during the period. At December 31, 2007, accumulated other comprehensive income in our consolidated balance sheet included $165 for cumulative translation gain and $1 for unrealized gain on investments. At December 31, 2006, accumulated other comprehensive loss in our consolidated balance sheet included $146 for cumulative translation loss offset by $14 for unrealized gain on investments.

Certain Risks and Concentrations

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, marketable securities and accounts receivable. They are subject to fluctuations in both market value and yield based upon changes in market conditions, including interest rates, liquidity, general economic conditions and conditions specific to the issuers. Cash equivalents consist of money market instruments and U.S. government notes. Marketable securities consist primarily of money market instruments, U.S. corporate bonds, auction rate securities and U.S. government notes. Accounts receivable are typically unsecured and are derived from revenues earned from customers primarily located in the United States. By collecting subscription fees in advance, we are able to minimize our accounts receivable and bad debt exposure. If a customer’s credit card, debit card or ECP is declined, we generally suspend international calling capabilities as well as their ability to incur domestic usage charges in excess of their plan minutes. If the customer’s credit card, debit card or ECP cannot be successfully processed during the current and subsequent month’s billing cycle, we will terminate the account. In addition, we automatically charge any per minute fees to our customers’ credit card, debit card or ECP monthly in arrears. To further mitigate our bad debt exposure, a customer’s credit card, debit card or ECP will be charged in advance of their monthly billing if their international calling or overage charges exceed a certain dollar threshold.

Patents

Patent rights acquired in the settlement of litigation or by direct purchase are accounted for based upon the fair value of assets received.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value because of their short maturities. The carrying amounts of our capital leases approximate fair value of these obligations based upon management’s best estimates of interest rates that would be available for similar debt obligations at December 31, 2007 and December 31, 2006. As of December 31, 2007, the estimated fair value of our convertible notes was approximately $202,656 based on the average price from private transactions as there is no public market for the convertible notes.

Reclassifications

Certain reclassifications have been made to prior years’ financial statements in order to conform to the current year’s presentation. The reclassifications had no impact on net earnings previously reported.

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

The following shares were excluded from the calculation of diluted earnings per common share because of their anti-dilutive effects:

	For the Years Ended December 31,
	2007	2006	2005
Redeemable preferred stock as if converted at 2.86 to 1	–	–	123,071
Common stock warrants	3,085	3,085	514
Redeemable preferred stock warrants as if converted at 2.86 to 1	–	–	2,571
Convertible notes	17,824	17,835	17,426
Restricted stock units	3,104	1,912	–
Employee stock options	18,257	17,004	13,373
	42,270	39,836	156,955

Stock-Based Compensation

Prior to the adoption of Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”) as allowed under Statement of Financial Accounting Standards No. 123. Under the intrinsic value method, no stock-based compensation expense for employee stock options had been recognized in our results of operations in prior periods. In accordance with the modified prospective transition method that we used in adopting SFAS 123(R) as of January 1, 2006, the consolidated financial statements prior to 2006 have not been restated to reflect, and do not include, the possible impact of SFAS 123(R). The table below reflects the pro forma net loss and net loss per share for 2005:

For the Year Ended December 31,
2005
Net loss attributable to common shareholders, as reported	$(261,939)
Add stock-based employee compensation included in net loss under intrinsic method	15
Deduct total stock-based employee compensation expense determined under fair value based method for all awards	(7,521)
Net loss, pro forma	$(269,445)

Net loss per common share:
As reported—basic and diluted	$(189.67)

Pro forma—basic and diluted	$(195.11)

Weighted-average common shares outstanding:
Basic and diluted	1,381

F- 14	VONAGE ANNUAL REPORT 2007

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments at fair value that are not currently required to be measured at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 (our 2008 fiscal year). We are currently evaluating the potential impact of the adoption of this pronouncement on our consolidated financial statements.

On January 1, 2007, we adopted FASB Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain income tax positions that the Company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The adoption of FIN No. 48 on January 1, 2007 did not result in a cumulative-effect adjustment or have an effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. Two FASB Staff Positions on SFAS No. 157 were subsequently issued. On February 12, 2007, FSP No. 157-2 delayed the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. This FSP is effective for fiscal years beginning after November 15, 2008. On February 14, 2007, FSP No. 157-1 excluded FASB No. 13 Accounting for Leases and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under FASB No. 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141, Business Combinations or FASB No. 141R, Business Combinations. This FSP is effective upon initial adoption of SFAS No. 157. We are assessing the impact that SFAS No. 157 will have on our consolidated financial statements.

In September 2006, the FASB ratified the consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF No. 06-3”). The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, USF contributions and excise taxes. The Task Force concluded that entities should present these taxes in the income statement on either a gross or net basis, based on their accounting policy, which should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies.” If such taxes are significant and are presented on a gross basis, the amount of those taxes should be disclosed. The consensus on EITF No. 06-3 was effective for interim and annual reporting periods beginning after December 15, 2006. We currently record sales, use and excise taxes on a net basis in our consolidated financial statements whereas USF contributions are recorded on a gross basis in our consolidated financial statements. The adoption of EITF No. 06-3 did not have an effect on our consolidated results of operations.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Note 2. Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities consist of the following:

	December 31,
	2007	2006
Cash and cash equivalents	$71,542	$210,253
Marketable securities:
Commercial paper	–	58,482
Restricted cash	546	–
U.S. corporate bonds	28,599	60,021
Auction rate securities	40,350	146,175
Certificate of deposits	4,991	–
U.S. government notes	5,456	24,805
Total marketable securities	79,942	289,483
Total cash, cash equivalents and marketable securities	$151,484	$499,736

We had a gross unrealized gain of $1 and $14 at December 31, 2007 and 2006, respectively. There was a gross unrealized loss of $13 and a gross unrealized gain of $13 for the year ended December 31, 2007 and 2006, respectively. Sub-sequent to December 31, 2007, we were able to liquidate all of our auction rate securities at an amount at or above carrying value.

All our marketable securities have stated maturities of less than one year.

Note 3. Property and Equipment

	December 31,
	2007	2006
Building (under capital lease)	$25,709	$25,709
Network equipment and computer hardware	99,075	80,952
Leased equipment	371	371
Leasehold improvements	41,745	41,124
Furniture	11,700	9,711
Vehicles	304	317
Displays	330	–
Construction in progress	–	4,266
	179,234	162,450
Less: accumulated depreciation and amortization	(60,568)	(34,203)
Net property and equipment	$118,666	$128,247

Related depreciation and amortization expense was $29,442, which included an asset impairment of $1,374, $21,456 and $9,935 in 2007, 2006 and 2005, respectively. Included in depreciation and amortization expense for 2007, 2006 and 2005 was $2,368, $2,304 and $157 related to capital leases, respectively. Interest cost on the debt related to the capital lease for our headquarters was capitalized during the pre-occupancy period in the amount of $102 in 2006 and $1,731 for 2005. Construction in progress in 2006 was mainly for the network equipment, which was placed into service in 2007. In

F- 16	VONAGE ANNUAL REPORT 2007

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

addition, in connection with the relocation of our headquarters to Holmdel, New Jersey, we incurred costs for the renovation of the facility. The landlord agreed to reimburse $8,531 of these costs. Except for the 2.5 percent construction supervision fee of $219 which was retained by the landlord, we received reimbursements of $44, $3,506 and $4,981 in 2007, 2006 and 2005, respectively. The reimbursements were recorded as reductions to leasehold improvements in 2007, 2006 and 2005 for $44, $831 and $7,656, respectively.

Note 4. Intangible Assets

	December 31,
	2007	2006
Patents for compression of packetized digital signal	$5,268	$5,268
License to use Sprint’s portfolio of Voice over Packet patents	5,500	–
	10,768	5,268
Less: accumulated amortization	(3,112)	(968)
Net intangible assets	$7,656	$4,300

In June 2006, we purchased three patents related to the compression of packetized digital signals commonly used in VoIP technology at a cost of $5,268. In July 2006, we began amortizing the cost of these patents over their estimated useful lives of 2.7 years. Amortization expense was $1,938 and $968 for the year ended December 31, 2007 and 2006, respectively. Annual amortization will be approximately $1,940.

In October 2007, in connection with the settlement of our patent litigation with Sprint, we acquired a license to use Sprint’s portfolio of “Voice over Packet” patents. The fair value assigned to these patents was $5,500. We began amortizing the cost of these patents in October 2007 over their patent lives of 6.6 years. Amortization expense was $206 for the year ended December 31, 2007. Annual amortization will be approximately $825.

Note 5. Accrued Expenses

	December 31,
	2007	2006
Marketing	$13,858	$40,626
Compensation and related taxes and temporary labor	18,164	17,802
Telecommunications	12,481	13,238
Professional fees	3,136	8,115
Litigation	6,688	2,050
Taxes and fees	18,337	18,137
Customer credits	2,458	2,277
Inventory	4,600	1,220
Credit card fees	323	536
Accrued interest	1,120	1,057
Verizon patent litigation judgement and related interest	–	52,515
Other accruals	3,195	3,932
	$84,360	$161,505

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Note 6. Income Taxes

The following table summarizes deferred taxes resulting from differences between financial accounting basis and tax basis of assets and liabilities.

	December 31,
	2007	2006
Current assets and liabilities:
Deferred revenue	$15,947	$–
Accounts receivable and inventory allowances	1,903	647
Accrued expenses	7,330	32,560
Capital leases	–	81
	25,180	33,288
Valuation allowance	(25,180)	(33,288)
Net current deferred tax asset	$–	$–

Non-current assets and liabilities:
Depreciation and amortization	$(5,227)	$(4,954)
Accrued expenses	9,546	–
Research and development tax credit	469	469
Stock option compensation	12,233	10,840
Capital leases	(356)	–
Deferred revenue	12,981	–
Net operating loss carryforward	327,965	239,032
	357,611	245,387
Valuation allowance	(357,611)	(245,387)
Net non-current deferred tax asset	$–	$–

We have net losses for financial reporting purposes. Recognition of deferred tax assets will require generation of future taxable income. There can be no assurance that we will generate sufficient taxable income in future years. Therefore, we established a valuation allowance on net deferred tax assets of $382,791 as of December 31, 2007 and $278,675 as of December 31, 2006.

The components of loss before income tax benefit (expense) are as follows:

	For the Years Ended December 31,
	2007	2006	2005
United States	$(242,030)	$(302,278)	$(236,342)
Foreign	(25,216)	(36,510)	(25,382)
	$(267,246)	$(338,788)	$(261,724)

F- 18	VONAGE ANNUAL REPORT 2007

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The components of the income tax benefit (expense) are as follows:

	For the Years Ended December 31,
	2007	2006	2005
Current:
State and local taxes	$(182)	$215	$390
Foreign	–	–	–
Federal	–	–	–
	$(182)	$215	$390
Deferred:
State and local taxes	$–	$–	$–
Foreign	–	–	–
Federal	–	–	–
	$–	$–	$–

	$(182)	$215	$390

The reconciliation between the U.S. statutory federal income tax rate and the effective rate is as follows:

	For the Years Ended December 31,
	2007		2006		2005
U.S. Federal statutory tax rate	(34%	)	(34%	)	(34%	)
State and local taxes	(5%	)	(5%	)	(5%	)
Sale of net operating loss carryforwards	(1%	)	(1%	)	(1%	)
Valuation reserve for income taxes	40%		40%		40%
Effective tax rate	0%		0%		0%

As of December 31, 2007, we have net operating loss carryforwards for U.S. federal and state tax purposes of $745,863 and $716,686, respectively, expiring at various times from years ending 2020 through 2027. In addition, we have net operating loss carryforwards for Canadian tax purposes of $60,846 expiring periodically between 2011 through 2027. We also have net operating loss carryforwards for United Kingdom tax purposes of $27,059 with no expiration date.

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

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

We participated in the State of New Jersey’s corporation business tax benefit certificate transfer program, which allows certain high technology and biotechnology companies to transfer unused New Jersey net operating loss carryovers to other New Jersey corporation business taxpayers. During 2003 and 2004, we submitted an application to the New Jersey Economic Development Authority, or EDA, to participate in the program and the application was approved. The EDA then issued a certificate certifying our eligibility to participate in the program. The program requires that a purchaser pay at least 75% of the amount of the surrendered tax benefit. In tax years 2005, 2006 and 2007, we sold approximately, $5,101, $6,493 and 8,488, respectively, of our New Jersey state net operating loss carryforwards for a recognized benefit of approximately $390 in 2005, $496 in 2006 and $649 in 2007. Collectively, all transactions represent approximately 85% of the surrendered tax benefit each year and have been recognized in the year received.

Note 7. Convertible Notes

In December 2005 and January 2006, we issued $249,919 aggregate principal amount of convertible notes due December 1, 2010 (the “Notes”). We used the proceeds from the offering of the Notes for working capital and other general corporate purposes (including the funding of our operating losses).

Since the holders may require us to repurchase all or any portion of the Notes on December 16, 2008 at a price in cash equal to 100% of the principal amount of the Notes plus any accrued and unpaid interest and late charges, the Notes have been classified as a current liability on the December 31, 2007 balance sheet. We and our financial advisor have engaged in preliminary discussion with certain holders of our convertible notes. In those discussions, we have explored the possibility of a transaction in which holders would agree to forego the right to “put” the convertible notes in December 2008. As an inducement for holders to participate in such a transaction, we may agree to make certain modifications to the terms of the convertible notes adverse to us, although we have not offered to engage in such a transaction and the holders have not agreed to such a transaction. There can be no assurance that we will be successful in these efforts.

We may, at our option, pay interest on the Notes in cash or in kind. If paid in cash, interest will accrue at a rate of 5% per annum and be payable quarterly in arrears. If paid in kind, the interest will accrue at a rate of 7% per annum and be payable quarterly in arrears. Interest paid in kind will increase the principal amount outstanding and will thereafter accrue interest during each period. The first interest payment was made on March 1, 2006. We elected to pay this interest in kind in the amount of $3,645. All subsequent interest payments of approximately $3,100 were paid in cash.

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

We have had the right to redeem any or all of the Notes at any time since June 16, 2007, provided that, among other things, the Common Stock has traded at a price greater than 150% of the then applicable conversion price of the Notes for 20 consecutive trading days. The Notes are redeemable at a price equal to 100% of the principal amount plus accrued and unpaid interest and any late charges, plus the aggregate net present value of the remaining scheduled interest payments through December 16, 2008, if any, calculated as provided in the Notes.

We also may redeem any or all of the Notes at any time after December 16, 2008 at a price equal to 100% of the principal amount plus accrued and unpaid interest and any late charges, subject to certain conditions, which are as follows:

(a)

on each of the 30 trading days ending with the redemption date, there is either (1) an effective registration statement and there shall have been no applicable blackout periods or (2) all shares issuable upon conversion of the Notes shall be eligible for sale without restriction under Rule 144(k);

(b)	on each of the 30 trading days ending with the redemption date, there has been no:
>	Public announcement of a specified fundamental transaction (e.g., merger, consolidation or sale of substantially all of the assets, etc.) which has not been terminated or consummated or
>	Event of Default (as defined in the Notes);
(c)	we are in material compliance with and have not breached any specified transaction document in connection with the Notes.

Following a change of control (as defined in the Notes) the holders of the Notes may require us to redeem the Notes at a price equal to 100% of the principal amount plus accrued and unpaid interest

F- 20	VONAGE ANNUAL REPORT 2007

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

Since the Notes issued in December 2005 and January 2006 did not contain an embedded conversion feature that required bifurcation, we evaluated the conversion feature to determine if it was a beneficial conversion feature under EITF 98-5 and 00-27. The conversion price equaled the fair value of the underlying Common Stock. As such, there was no beneficial conversion feature for those issuances. For the Notes issued on March 1, 2006 for the payment of interest in kind, the fair market value of the underlying Common Stock exceeded the conversion price. Accordingly, in March 2006 we recorded the intrinsic value of the beneficial conversion feature on 256 shares in the amount of $214 as a discount to the Notes with an offsetting amount increasing additional paid-in-capital. This beneficial conversion feature will be amortized to interest expense over the remaining life of the Notes on our consolidated statement of operations using the effective interest method. The amortization for the year ended December 31, 2007 and 2006 was $42 and $32, respectively.

Note 8. Common Stock

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

In the second half of 2006, we reimbursed $6,110 of the indemnification obligation due to the Underwriters in accordance with the Underwriting Agreement. Through December 31, 2007, we also received $853 in payments from certain participants in the DSP that had been allocated shares and failed to pay for such shares. Along with our outside legal counsel, we are currently seeking to collect the remaining uncollected balances from DSP participants through the Financial Industry Regulatory Authority dispute resolution process.

Common Stock Warrant

On April 17, 2002, Vonage’s principal stockholder and Chairman received a warrant to purchase 514 shares of Common Stock at an exercise price of $0.70 per share and expire on October 1, 2008 in connection with a loan to us. This loan was subsequently converted into Series A Preferred Stock.

In connection with $20,000 of notes payable from our principal stockholder and Chairman in 2003, we issued a warrant to purchase Series A-2 preferred stock, which automatically converted into the 2,571 of common stock upon our IPO with an exercise price of $1.40 per share that are included in our consolidated balance sheet under additional paid-in capital. These warrants expire on June 20, 2012.

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

The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model. The assumptions used to value options are as follows:

	For the Years Ended December 31,
	2007	2006	2005
Risk-free interest rate	3.27-5.04%	4.55-5.10%	4.36%
Expected stock price volatility	39.4-48.61%	50.18-52.50%	0.00%
Dividend yield	0.00%	0.00%	0.00%
Expected life (in years)	3.75-6.90	7.70-8.90	8.83

F- 22	VONAGE ANNUAL REPORT 2007

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Beginning January 1, 2006, we estimated the volatility of our stock using historical volatility of comparable public companies in accordance with guidance in SFAS 123(R) and Staff Accounting Bulletin No. 107 (“SAB 107”). For 2006 and 2007, we used the volatility of comparable companies since we had a short historical volatility. Beginning in the first quarter of 2008, we plan to use the historical volatility of our common stock to measure expected volatility for future option grants. Prior to the adoption of FAS 123(R), we used 0% expected volatility while we were a private company.

The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding, which we derive based on our historical settlement experience.

SFAS No.123(R) requires all share-based payments to employees, including stock awards, to be recognized as expenses in the issuer’s financial statements based on the fair values of those payments, reduced as appropriate based on any estimated forfeitures. Share-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. However, SFAS No.123(R) requires that compensation cost recognized at any date must be at least equal to the amount attributable to awards that are vested at that date.

2001 Stock Incentive Plan

In February 2001, we adopted the 2001 Stock Incentive Plan, which is an amendment and restatement of the 2000 Stock Incentive Plan of MIN-X.COM, INC. The 2001 Stock Incentive Plan provides for the granting of options or restricted stock awards to our officers, directors and employees. The objectives of the 2001 Stock Incentive Plan include attracting and retaining personnel, providing for additional performance incentives, and promoting our success by providing employees the opportunity to acquire stock. During 2005, the number of shares authorized for issuance pursuant to options or restricted stock awards was increased from 7,503 to 28,286. In management’s opinion, all stock options were granted with an exercise price at or above the fair market value of our common stock at the date of grant with the exception of a grant in 2005 for 125 shares. Initially, we recorded deferred compensation in 2005 related to this option grant. On January 1, 2006, we reversed the remaining deferred compensation balance in accordance with SFAS 123(R). Stock options generally vest over a four-year period and expire ten years after the grant date. At December 31, 2007, 14,704 options were available for future grant under the 2001 Stock Incentive Plan. However, upon the closing of our IPO in 2006, our board of directors limited the total amount of stock options and other equity-based awards that may be granted to 2,000 shares of which 1,558 shares are currently available.

2006 Incentive Plan

In May 2006 we adopted the 2006 Incentive Plan. The 2006 Incentive Plan permits the grant of stock options, restricted stock, restricted stock units, stock appreciation rights, performance stock, performance units, annual awards and other awards based on, or related to, shares of our common stock. Options awarded under our 2006 Incentive Plan may be nonstatutory stock options or may qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended. Our 2006 Incentive Plan contains various limits with respect to the types of awards, as follows:

>	a maximum of 20,000 shares may be issued under the plan pursuant to incentive stock options;
>	a maximum of 10,000 shares may be issued pursuant to options and stock appreciation rights granted to any participant in a calendar year;
>	a maximum of $5,000 may be paid pursuant to annual awards granted to any participant in a calendar year; and
>

a maximum of $10,000 may be paid (in the case of awards denominated in cash) and a maximum of 10,000 shares may be issued (in the case of awards denominated in shares) pursuant to awards, other than options, stock appreciation rights or annual awards, granted to any participant in a calendar year.

The maximum number of shares of our common stock that are authorized for issuance under our 2006 Incentive Plan will be determined under a formula set forth in the plan, and will equal approximately 17.65% of the number of shares that are issued and outstanding from time to time, less the number of shares that are available for issuance under our 2001 Stock Incentive Plan. Following termination of our 2001 Stock Incentive Plan, the number of remaining shares available for issuance under our 2001 Stock Incentive Plan, or that becomes available for issuance upon expiration or cancellation, without payment or settlement, of awards under our 2001 Stock Incentive Plan, also will become available for issuance under our 2006 Incentive Plan. Shares issued under the plan may be

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

authorized and unissued shares or may be issued shares that we have reacquired. Shares covered by awards that are forfeited, cancelled or otherwise expire without having been exercised or settled, or that are settled by cash or other non-share consideration, will become available for issuance pursuant to a new award. Shares that are tendered or withheld to pay the exercise price of an award or to satisfy tax withholding obligations will not be available for issuance pursuant to new awards. Prior to 2007, stock options vested over a four-year period and expired ten years after the grant date. In March 2007, the expiration period for new options granted was reduced to 5 years. At December 31, 2007, 3,628 shares were available for future grant under the 2006 Stock Incentive Plan.

The following table summarizes the activity under both of our Stock Incentive Plans:

(Shares and Intrinsic Value in Thousands)	Number of Shares	Range of Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
Awards outstanding at December 31, 2004	5,887	$0.70 - $35.00	$1.85
Granted	8,331	$7.42 - $14.22	$8.74
Exercised	(37)
Canceled	(809)
Awards outstanding at December 31, 2005	13,372	$0.70 - $35.00	$5.88
Granted	7,547	$0.00 - $18.00	$9.70			$7.89
Exercised	(339)	$0.00 - $7.42	$1.27		$2,529	$0.55
Canceled	(1,664)	$0.00 - $35.00	$8.54			$4.20
Awards outstanding at December 31, 2006	18,916	$0.00 - $35.00	$7.25	7.7		$4.09
Granted	10,999	$0.00 - $6.94	$2.53			$2.01
Exercised	(1,034)	$0.00 - $1.76	$0.79		$2,442	$2.48
Canceled	(7,520)	$0.00 - $35.00	$6.15			$4.46
Awards outstanding at December 31, 2007	21,361	$0.00 - $35.00	$5.53	5.6	$10,244	$2.97
Shares exercisable at December 31, 2007	8,802	$0.70 - $35.00	$6.90	5.9	$2,364	$2.93
Unvested shares at December 31, 2006	12,668	$0.00 - $18.00	$8.03	7.9	$21,562	$5.01
Unvested shares at December 31, 2007	12,559	$0.00 - $18.00	$4.56	5.4	$7,880	$3.00

The weighted average grant date fair value of options granted was $2.01 and $7.89 for the years ended December 31, 2007 and 2006, respectively.

F- 24	VONAGE ANNUAL REPORT 2007

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Restricted stock and restricted stock unit activity under our 2006 Incentive Plan was as follows:

(Shares in Thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Awards outstanding at December 31, 2005	–
Granted	1,986	$6.50
Exercised	(7)	$8.51	$49
Canceled	(67)	$6.49
Awards outstanding at December 31, 2006	1,912	$6.49
Granted	3,130	$2.40
Exercised	(364)	$6.42	$847
Canceled	(1,574)	$4.68
Awards outstanding at December 31, 2007	3,104	$3.33	$7,139

The weighted average grant date fair value of restricted stock and restricted stock units granted was $2.40 and $6.50 during the year ended December 31, 2007 and 2006, respectively.

Total share-based compensation expense recognized for the years ended December 31, 2007 and 2006 was $7,542 and $26,980, respectively, which were recorded to selling, general and administrative expense in the consolidated statement of operations. As of December 31, 2007, total unamortized stock-based compensation was $16,295, which is expected to be amortized over the remaining vesting period of each grant, up to the next 48 months. Compensation costs for all stock-based awards are recognized using the ratable single-option approach on an accrual basis and are amortized using an accelerated amortization schedule.

Retirement Plan

In March 2001, we established a 401(k) Retirement Plan (the “Retirement Plan”) available to employees who meet the plan’s eligibility requirements. Participants may elect to contribute a percentage of their compensation to the Retirement Plan up to a statutory limit. We may make a contribution to the Retirement Plan in the form of a matching contribution. The employer matching contribution was 100% of each employee’s contributions not to exceed $6 in 2005, and was changed to 50% of each employee’s contributions not to exceed $6 in 2006 and 2007. Our expense related to the Retirement Plan was $1,695, $1,549 and $709 in 2007, 2006 and 2005, respectively.

Note 10. Commitments and Contingencies

Capital Leases

Assets financed under capital lease agreements are included in property and equipment in the consolidated balance sheet and related depreciation and amortization expense is included in the consolidated statements of operations.

On March 24, 2005, we entered into a lease for our headquarters in Holmdel, New Jersey. We took possession of a portion of the office space at the inception of the lease, another portion on August 1, 2005 and took over the remainder of the office space in early 2006. The overall lease term is twelve (12) years and five (5) months. In connection with the lease, we issued a letter of credit which requires $7,000 of cash as collateral, which is classified as restricted cash. The gross amount of the building recorded under capital leases totaled $25,709 as of December 31, 2007 and accumulated depreciation was approximately $4,455 as of December 31, 2007.

Operating Leases

We have entered into various non-cancelable operating lease agreements for certain of our existing office and telecommunications co-location space in the U.S. and for international subsidiaries with original lease periods expiring between 2008 and 2010. We are committed to pay a portion of the buildings’ operating expenses as determined under the agreements.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

At December 31, 2007, future payments under capital leases and minimum payments under non-cancelable operating leases are as follows over each of the next five years and thereafter:

	December 31, 2007
	Capital Leases	Operating Leases
2008	$3,883	$5,177
2009	3,960	2,592
2010	4,038	646
2011	4,118	–
2012	4,200	–
Thereafter	20,726	–
Total minimum payments required	40,925	$8,415

Less amounts representing interest	(17,690)
Minimum future payments of principal	23,235
Current portion	1,035
Long-term portion	$22,200

Rent expense was $1,143, $687 and $1,698 for 2007, 2006 and 2005, respectively.

Stand-by Letters of Credit

We have stand-by letters of credit totaling $17,254 and $7,549, as of December 31, 2007 and 2006, respectively.

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

Vendor Commitments

We have engaged several vendors to assist with local number portability, which allows customers to keep their existing phone number when switching to our service. We have committed to pay these vendors a minimum of $3,930 in 2008 and 2009 and $2,280 in 2010.

We have engaged several vendors to assist with provision of E-911 services. We have committed to pay these vendors up to $11,500 in 2008.

We have engaged a vendor to assist with inbound sales inquiries. We have committed to pay this vendor $10,200 in 2008 and 2009 and $8,500 in 2010.

We have engaged a vendor to assist with customer support. We have committed to pay this vendor $3,800 in 2008.

We have committed to purchase communication devices from a few vendors. We have committed to these vendors $18,818 in 2008, $10,791 in 2009 and $571 in 2010.

We have engaged a credit card processor to process our billings. We have committed to pay this vendor a minimum of $3,700 each year through 2012.

We are committed to purchasing a minimum number of communication devices to maintain our current pricing structure. If we fail to meet these minimum purchase levels, the purchase price of these devices will be increased. Historically, we have met these criteria to maintain the current pricing structure.

We have agreements with several vendors for the purchase of related media and sponsorship of certain sporting events with an estimated cost of $6,186 in 2008.

F- 26	VONAGE ANNUAL REPORT 2007

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Litigation

State Attorney General Proceedings.

>

On May 3, 2005, the Office of the Attorney General for the State of Connecticut filed a complaint against us, alleging that our advertising and provision of emergency calling service violated the Connecticut Unfair Trade Practices Act and certain state regulations. We answered the complaint on July 7, 2005 and denied its allegations. We have undertaken settlement discussions with the Connecticut Attorney General and have voluntarily provided information requested during the course of those discussions. The state sent Vonage a proposed settlement agreement focused on consumer disclosures relating to our 911 dialing services, and the parties have reached an agreement in principle to settle the litigation for $70. However, the documents memorializing the settlement have not been signed or filed with the Court. It is anticipated that the matter will be fully resolved shortly. If we are not successful in finalizing this settlement agreement, we intend to vigorously defend against the lawsuit.

>

On October 24, 2007, the Attorney General for the State of Washington advised Vonage in an informal letter that it is considering bringing an enforcement action against Vonage for alleged violations of Washington State’s Unfair Business Practices—Consumer Protection Act (“CPA”) related to Vonage’s cancellation and porting practices. Vonage responded by way of correspondences dated November 14, 2007 and December 21, 2007, the latter in response to an additional inquiry from the Attorney General. No formal action has been filed against Vonage at this time. We are unable to predict whether a formal action will be filed against us, to assess the likelihood of a favorable or unfavorable outcome in this event, or to estimate the amount of liability in the event of an unfavorable outcome.

>

On November 9, 2007, the Assistant Attorney General for the Wisconsin Department of Justice issued a request for documents related to our business, including our marketing efforts, local number portability (“LNP”) process, and cancellation practices. Vonage responded on January 8, 2008, with follow-up documentation on January 9, 2008. A meeting with the Asst. Attorney General took place on February 5, 2008 and Vonage agreed to provide additional information requested during the meeting. To date, the Wisconsin Attorney General has not filed a complaint against us or taken other formal action. We are unable to predict whether a formal action will be filed against us, to assess the likelihood of a favorable or unfavorable outcome in this matter, or to estimate the amount of liability in the event of an unfavorable outcome.

Patent Litigation.

>

Sprint. On October 4, 2005, a lawsuit was filed against us by Sprint Communications Company L.P. (“Sprint”) in the United States District Court for the District of Kansas. Sprint alleged that Vonage infringed seven patents in connection with providing VoIP services. On September 25, 2007, a jury found Vonage liable for having infringed the Sprint patents at issue. The jury awarded damages in the amount of $69,500, representing 5% of our revenue over the infringing period. On October 7, 2007, we entered into a Binding Memorandum of Understanding (the “MOU”) with Sprint pursuant to which we agreed to settle our ongoing patent dispute and agreed to enter into a licensing arrangement under Sprint’s “Voice over Packet” patent portfolio. Pursuant to the terms of the MOU, each party agreed not to assert infringement against the other party for any party’s current commercial business activities as of the date of the MOU or previously provided commercial business activities. We also agreed not to assert any other infringement action against Sprint unless Sprint first files a patent infringement claim against us for activities not licensed or not covered by the MOU. These covenants not to sue are non-transferable. The MOU provides that we shall pay Sprint the following:

>	$5,000 as a prepayment for telecommunications services to be purchased from Sprint by us over a two year period; and
>	$75,000 for a license for past and future use of Sprint’s patents.

The $5,000 prepayment for services has been recorded as a prepaid expense in the consolidated balance sheet in the fourth quarter of 2007 and will be expensed as we use the services. We have recorded $69,500, the amount of the jury award, as selling, general and administrative expense in the consolidated statements of operations for the three and nine months ended September 30, 2007. The remaining $5,500 has been recorded as an intangible asset in the consolidated balance sheet as of September 30, 2007 and is being amortized over the remaining life of the patents.

The MOU also provides that Sprint may, at its option, elect to accept the terms and conditions of our settlement with Verizon in lieu of the terms of the MOU (the “Election Provision”). The MOU provides, however, that Sprint shall not be entitled to the financial terms of our settlement with Verizon for any funds paid to Verizon after the one-year period following the execution of the MOU, and the Election Provision will not apply to the extent that there are objective material adverse changes that would negatively effect us (“Vonage Material Adverse Change”) in the legal

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

situation in the Verizon matter. An example of a Vonage Material Adverse Change that is expressly set forth in the MOU is if the stay of the injunction is lifted that would prevent us from adding new customers. We did not make any additional payment to Sprint as a result of our settlement with Verizon.

>

Verizon. On June 12, 2006, a lawsuit was filed against us and our subsidiary Vonage America Inc., by Verizon Services Corp., Verizon Laboratories Inc., and Verizon Communications, Inc. (“Verizon”) in the United States District Court for the Eastern District of Virginia. Verizon alleged that we infringed seven patents in connection with providing VoIP services and sought injunctive relief, compensatory and treble damages and attorney’s fees. After trial on the merits, a jury returned a verdict finding that Vonage infringed three of the patents-in-suit. The jury rejected Verizon’s claim for willful infringement, treble damages, and attorney’s fees, and awarded compensatory damages in the amount of $58,000 through February 2007. The trial court subsequently indicated that it would award Verizon $1,578 in prejudgment interest on the $58,000 jury award. The trial court issued a permanent injunction with respect to the three patents the jury found to be infringed effective April 12, 2007. The trial court further granted a partial stay which permits us to continue to service existing customers pending appeal, subject to deposit into escrow of a 5.5% royalty on a quarterly basis. In addition, in April 2007, we posted a cash-collateralized $66,000 bond, which reflected the $58,000 jury award plus pre-and-post judgment interest and costs of $8,000, to stay execution of the monetary judgment pending appeal. In July 2007, we made an additional payment into escrow of $11,885 for the royalty for the second quarter of 2007.

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

On October 25, 2007, we resolved our litigation and executed a settlement agreement with Verizon. The terms of the agreement required us to make a payment to them for $120,000, which has been recorded in the consolidated financial statements as of September 30, 2007. We recorded $83,950 as a royalty expense included in cost of revenue and $3,424 as interest expense related to the Verizon patents, of which $51,345 and $1,170, respectively, were recorded in the year ended December 31, 2006. The remaining $32,626 has been recorded as selling, general and administrative expense in the consolidated statement of operations in 2007. We believe this treatment is appropriate as opposed to setting up an intangible asset and amortizing that asset over the remaining life of the patents because we have deployed work arounds with respect to the Verizon patents as supported by opinions of an expert and therefore are no longer using the Verizon patents.

On November 15, 2007, a federal appeals court turned down our petition for reconsideration of the jury verdict, triggering the settlement agreement that required us to pay Verizon $120,000 in the fourth quarter of 2007.

>

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

>

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

>

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

F- 28	VONAGE ANNUAL REPORT 2007

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

filed its answer to the amended complaint and counterclaims on September 18, 2007. Web Telephony has settled with all other defendants and dismissed its claims against those defendants. We intend to contest Web Telephony’s infringement allegations vigorously. The Court has currently provided a trial date of March, 2009. We presently are unable to assess the likelihood of a favorable or unfavorable outcome in this matter or to estimate the amount of liability in the event of an unfavorable outcome.

>

AT&T. On October 17, 2007, AT&T Corp. (‘AT&T”) filed a complaint against Vonage Holdings Corp. and Vonage America, Inc. in the United States District Court for the Western District of Wisconsin, Civil Action No. 07-C-0585-C, alleging infringement of United States Patent No. 6,487,200 B1 (“the AT&T Litigation”). On December 10, 2007, Vonage filed its Answer & Counterclaim, as well as filed a motion to transfer venue to New Jersey or Delaware. While that motion was pending, the parties entered a definitive settlement agreement, dated December 20, 2007, pursuant to which the parties agreed to settle their ongoing patent disputes and agreed to enter into a licensing agreement. As part of the settlement, AT&T agreed to dismiss without prejudice its claims against Vonage. In addition, AT&T granted Vonage a non-exclusive license to Patent No. 6,487,200 B1, subject to certain restrictions. Vonage agreed to pay AT&T $650 each month over a five-year term. Vonage also agreed to pay AT&T $1,950 as prepayment for the last three months of payments due under the agreement, which was paid in January 2008. The parties also obtained certain non-exclusive licenses to certain patents held by the other, subject to various restrictions. In the third quarter of 2007, we recorded $29,000 in our consolidated statement of operations as selling, general and administrative expense, which is the present value of the $39,000, using a discount rate of 12%. In the fourth quarter of 2007, we recorded an additional $1,350 due to a change in the payment terms. We are amortizing the difference between the present value of $30,350, of which $23,046 is recorded as a long-term liability, and the $39,000 to interest expense over the term of the payments using the effective interest method.

>

Digital Packet Licensing, Inc. We were the principal plaintiff in a litigation pending in the United States District Court for the Northern District of Texas against defendants Bell Atlantic Communications, Inc., SBC Internet Services Inc., Central Telephone Company of Texas, Sprint, and Nortel Networks, Inc.—Digital Packet Licensing Inc. vs. AT&T Corp., Civil Action No. 4:04CV548 (the “Texas Litigation”). The operative complaint alleged that the various defendants were infringing on three tele-communication patents held by Vonage. On October 30, 2007, Vonage filed dismissal papers seeking to dismiss its claims against Verizon pursuant to the settlement agreement it had with Verizon. On November 19, 2007, Vonage filed a joint motion for dismissal with prejudice, dismissing all claims and counterclaims against Sprint in the case, pursuant to the settlement agreement with Sprint. Also, the parties filed a motion to dismiss all claims against SBC Internet Services, Inc. in the case of Digital Packet Licensing Inc. vs. SBC Internet Services, Inc. et al. pending in the Northern District of Texas, which alleged patent infringement against SBC Internet Services Inc. That case was dismissed against SBC Internet Services Inc. as part of a settlement with AT&T relating to litigation concerning the ‘200 Patent. On December 28, 2007, Nortel Networks Inc., the final named defendant in the Texas Litigation, and Vonage entered into a Memorandum of Understanding (“Nortel MOU”) to settle the Texas Litigation, as well as the litigation described below as the “Nortel Delaware Litigation”. The Nortel MOU generally grants the parties certain licenses, subject to restrictions, to certain patents. Neither party will pay the other any money. The parties entered into a definitive settlement agreement on these terms on March 10, 2008.

>

Nortel Networks. On August 17, 2007, Vonage filed a declaratory judgment suit against Nortel Networks, Inc. and Nortel Networks, Limited (“Nortel”) in the United States District Court for the District of Delaware (the “Nortel Delaware Litigation”), Vonage Holdings Corp. vs. Nortel Networks, Inc., et al. C.A. No. 07-507, seeking a declaration that three Nortel patents were invalid and unenforceable. On December 14, 2007, Nortel answered the complaint and counterclaimed alleging infringement of numerous additional patents. On December 28, 2007, we and Nortel entered into the Nortel MOU, pursuant to which the parties agreed in principle to end the Nortel Delaware Litigation and the Texas Litigation. Pending the parties entering into the definitive settlement agreement, the Nortel Delaware Litigation and the Texas Litigation have been stayed. Among other things, the Nortel MOU provides that the parties will dismiss, with prejudice, the Texas Litigation and the Nortel Delaware Litigation. In addition, Vonage agrees to release Nortel customer Central Telephone Company of Texas from all claims related to the three Vonage patents at issue in the Texas Litigation. Under certain conditions, the parties further agree to provide each other covenants not to sue, as well as licenses with respect to various patents. The parties entered

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

into a definitive settlement agreement on these terms on March 10, 2008.

IPO Litigation. During September and July 2006, Vonage, several of our officers and directors, and the firms who served as the underwriters in our initial public offering (“IPO”) were named as defendants in several purported class action lawsuits arising out of our IPO. On January 9, 2007, the Judicial Panel on Multidistrict Litigation transferred all complaints to the District of New Jersey. Following briefing by the various plaintiffs in order to appoint lead plaintiff, on September 7, 2007, the Court appointed Zyssman Group as the lead plaintiff, and the law firm of Zwerling, Schachter & Zwerling, LLP as lead counsel. By way of Order dated September 26, 2007, the plaintiffs were to file a Consolidated Amended Complaint (“Amended Complaint”) by November 19, 2007, the defendants could file a motion to dismiss by January 18, 2008, and the plaintiffs can file opposition by March 3, 2008. On November 19, 2007, the plaintiffs filed the Amended Complaint, which generally alleges: (i) defendants made misstatements regarding subscriber line growth and average monthly churn rate; (ii) defendants failed to disclose problems with facsimile transmissions and a pending fax litigation case; (iii) defendants failed to disclose all patent infringement claims and issues; and (iv) that the Directed Share Program suffered from various infirmities. On January 18, 2008, defendants filed its motion to dismiss the Amended Complaint. On March 3, 2008, plaintiffs filed an opposition to that motion. Pursuant to the scheduling order in effect, Defendants’ Reply Brief is due by April 2, 2008. Although we believe that we and the individual defendants have meritorious defenses to the claims made in each of the aforementioned complaints and intend to contest each lawsuit vigorously, an adverse resolution of any of the lawsuits may have a material adverse effect on our financial position and results of operations in the period in which the lawsuits are resolved. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuits.

Additionally, two of the firms who served as underwriters to the IPO have, pursuant to an indemnification agreement entered into between us and those firms prior to the IPO, have demanded that Vonage reimburse them for the costs and fees incurred by them in response to various regulatory inquiries by the NASD and NYSE, among other things. Vonage has declined, to date, to reimburse those firms any fees or expenses. We are unable to predict whether a formal action will be filed against us, to assess the likelihood of a favorable or unfavorable outcome in this event, or to estimate the amount of liability in the event of an unfavorable outcome.

Consumer Class Action Litigations. We have been named in several purported class actions venued in California, New Jersey, and Washington alleging a wide variety of deficiencies with respect to our business practices, marketing disclosures, email marketing and quality issues for both phone and fax service.

For example, there are various class actions, on behalf of both nationwide and state classes, pending in New Jersey, Washington and California generally alleging that we delayed and/or refused to allow consumers to cancel their Vonage service; failed to disclose procedural impediments to cancellation; failed to adequately disclose that their 30-day money back guarantee does not give consumers 30 days to try out our services; suppressed and concealed the true nature of our services and disseminated false advertising about the quality, nature and terms of our services; imposed an unlawful early termination fee; and invoked unconscionable provisions of our Terms of Service to the detriment of customers. On May 11, 2007, plaintiffs in one action petitioned the Judicial Panel on Multidistrict Litigation (the “Panel”), seeking transfer and consolidation of the pending actions to a single court for coordinated pretrial proceedings. The motion was heard on July 26, 2007 in Minneapolis, Minnesota and the Panel, in an Order dated August 15, 2007, transferred the pending actions to the United States Court for the District of New Jersey, captioned In re Vonage Marketing and Sales Practices Litigation, MDL No. 1862, Master Docket No. 07-CV-3906 (USDC, D.N.J.). On October 1, 2007, counsel for one group of plaintiffs moved before the Court for Consolidation and Appointment of Co-Lead Counsel of the actions, and requested time to file an Amended Consolidated Complaint. The Court has not yet ruled on the motion.

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

Nebraska Public Service Commission. On November 15, 2007, the Director of the Nebraska Telecommunications Infrastructure and Public Safety Department of the Nebraska Public Service Commission filed a complaint (the “PSC Complaint”) before the Nebraska Public Service Commission (the “NPSC”) alleging that Vonage is required to contribute to the Nebraska Universal Service Fund (“NUSF”) and has failed to do so. The PSC Complaint seeks an order compelling Vonage to contribute to the NUSF, as well

F- 30	VONAGE ANNUAL REPORT 2007

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

as administrative penalties. Vonage is vigorously defending itself against the PSC Complaint. On December 6, 2007, Vonage filed its answer which, among other things, raised as a defense that the Federal Communications Commission’s decision preempting state application of traditional telephone company regulations applies to Vonage. On or about December 20, 2007, Vonage also brought a complaint for declaratory and injunctive relief against the NPSC in the United States District Court for the District of Nebraska, seeking a declaration that NPSC’s assertion of state jurisdiction over Vonage is unlawful and requesting an injunction with respect to the NPSC’s efforts to force Vonage to contribute to the NUSF. A hearing related to Vonage’s motion for preliminary injunction took place on February 14, 2008 in Federal Court. On March 3, 2008, the United States District Court for the District of Nebraska issued a Memorandum and Order granting Vonage’s Motion for a Preliminary Injunction and Declaratory Relief. Specifically, the Court enjoined the NPSC from asserting state jurisdiction over Vonage to force Vonage to contribute to the NUSF and found the NPSC’s assertion of state jurisdiction over Vonage to force Vonage to pay into the NUSF is unlawful as preempted by the Federal Communications Commission. We are unable to assess the likelihood of further action by the NPSC to overturn the relief granted to Vonage in this matter or to estimate the amount of liability in the event the NPSC is successful in these efforts.

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

Federal—Local Number Portability

On November 8, 2007, the FCC released its Order extending local number portability (“LNP”) obligations to interconnected VoIP providers. This requirement of the Order will become effective 30 days after publication of the Order in the Federal Register. The Order was published in the Federal Register on February 21, 2008, and the LNP requirement for interconnected VoIP providers becomes effective on March 24, 2008.

In addition, the FCC held that validation of LNP requests should be based on no more than four fields for simple ports and those fields should be: (1) 10-digit telephone number; (2) customer account number; (3) 5-digit zip code; and (4) pass code (if applicable). This part of the Order was to become effective on February 6, 2008. On January 11, 2008, Embarq, a local telecommunications carrier, filed a petition asking that the FCC waive the effective date of the four field validation requirement until it implements a new billing system. On February 5, 2008, the FCC waived the requirement for Embarq to comply with the four field validation requirement until September 30, 2008. The Commission also, on its own motion, waived the February 6, 2008 for all other affected companies until July 31, 2008.

Vonage currently provides LNP. Vonage faces difficulties in executing port requests in a timely manner. If Vonage is not able to implement port requests in a timely manner after the effective date of the LNP requirement for interconnected VoIP provider, Vonage could be subject to complaints at the FCC and/or an enforcement action by the FCC.

Federal—Universal Service

On June 1, 2007, the District of Columbia Court of Appeals vacated the portion of the FCC Universal Service Fund (“USF”) Order which required interconnected VoIP providers to make double USF payments in violation of the carrier’s carrier rule. However, the Court failed to decide how interconnected VoIP providers would recover the USF payments made to underlying carriers. Vonage continues to pursue actions to recover all methods of payments that were made from the FCC’s violation of double payments and the carrier’s carrier rule.

Federal—Disability Access

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

Federal—E-911

On September 3, 2005, the FCC released its VoIP E-911 Order. Pursuant to the Order, we were required (i) to notify our customers of the differences between the emergency services available through us and those available through traditional telephony providers and to receive affirmative acknowledgment from all of our customers that they understand the nature of the emergency services available through our service and (ii) to provide E-911 services to 100% of our subscribers by November 28, 2005. We have received affirmative acknowledgment from substantially all of our customers that they understand our emergency services and therefore we are substantially in compliance with both aspects of the Order. On November 28, 2005, we filed a petition for extension of time and limited waiver of certain of the enhanced emergency service requirements. To the extent the waiver is necessary and remains ungranted, we are at risk of an enforcement action including fines, penalties and/or an order to cease and desist selling and marketing our services in certain areas where E-911 service is unavailable. We regularly update the FCC on our E-911 deployment efforts. As of December 31, 2007, we have deployed E-911 service to 98.5% of our U.S. customer base.

Federal—CALEA

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

The FCC required all interconnected VoIP providers to become fully CALEA compliant by May 14, 2007. To date, we have taken significant steps towards CALEA compliance, which include testing the CALEA solution with the FBI and delivering lawful CALEA requests. We have also implemented alternative sol-utions that allow CALEA access to call content and call-identifying information. The FCC and law enforcement officials have been advised as to our CALEA progress and our efforts at implementing alternative solutions. We could be subject to an enforcement action by the FCC if our CALEA solution is deemed not fully operational.

Federal—CPNI

On April 2, 2007, the FCC released its Order extending the application of the customer proprietary network information (“CPNI”) rules to interconnected VoIP providers. The FCC’s CPNI rules were published with an effective date of December 8, 2007. CPNI includes information such as the phone numbers called by a consumer; the frequency, duration, and timing of such calls; and any services/features purchased by the consumer, such as call waiting, call forwarding, and caller ID.

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

At the present time we do not utilize our customer’s CPNI in a manner which would require us to obtain consent from our customers, but in the event that we do in the future, we will be required to adhere to specific CPNI rules aimed at marketing such services. Vonage has implemented additional security measures for CPNI designed to address the new requirements.

State Telecommunications Regulation

In general, the focus of interconnected VoIP telecommunications regulation is at the federal level. On November 12, 2004, the FCC declared that our service is subject to federal regulation and preempted the Minnesota Public Utilities Commission, or MPUC, from imposing certain of its regulations on us. The FCC’s decision was based on its conclusion that our service is interstate in nature and cannot be separated into interstate and intrastate components. On March 21, 2007, the United States Court of Appeals for the 8th Circuit affirmed the FCC’s declaratory ruling preempting state regulation of Vonage’s service. The 8th Circuit found that it is impossible for Vonage to separate its

F- 32	VONAGE ANNUAL REPORT 2007

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

While this ruling does not exempt us from all state oversight of our service, it effectively prevents state telecommunications regulators from imposing certain burdensome and inconsistent market entry requirements and certain other state utility rules and regulations on our service. State regulators continue to probe the limits of federal preemption in their attempts to apply state telecommunications regulation to interconnected VoIP service. The Nebraska Public Service Commission (“NPSC”) case, discussed above under the Litigation section to this note, is an example of a state public utility commission attempt to extend traditional state telecommunications regulation to our service. In this case, the NPSC sought to apply state universal service funding requirements to Vonage. Other states including New Mexico and Kansas have also asserted that they have jurisdiction to seek state universal service funding from interconnected VoIP providers. We expect that state public utility commissions will continue their attempts to apply state telecommunications regulations to interconnected VoIP service.

State and Municipal Taxes

For a period of time, we did not collect or remit state or municipal taxes (such as sales, excise, and ad valorem taxes), fees or surcharges (“Taxes”) on the charges to our customers for our services, except that we have historically complied with the New Jersey sales tax. We have received inquiries or demands from a number of state and municipal taxing and 911 agencies seeking payment of Taxes that are applied to or collected from customers of providers of traditional public switched telephone network services. Although we have consistently maintained that these Taxes do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations, a number of states have changed their statutes as part of the streamlined sales tax initiatives and we are now collecting and remitting sales taxes in those states. In addition, a few states address how VoIP providers should contribute to support public safety agencies, and in those states we began to remit fees to the appropriate state agencies. We have also contacted authorities in each of the other states to discuss how we can financially contribute to the 911 system. We do not know how all these discussions will be resolved, but there is a possibility that we will be required to pay or collect and remit some or all of these Taxes in the future. Additionally, some of these Taxes could apply to us retroactively. As such, we have recorded a reserve of $5,803 in accrued expenses in our consolidated balance sheet at December 31, 2007 as our best estimate of the potential tax exposure for any retroactive assessment. We believe the maximum estimated exposure for retroactive assessments is $16,795 as of December 31, 2007.

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

F- 34	VONAGE ANNUAL REPORT 2007

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

On February 4, 2008, we announced that the CLO will be departing the company at the end of the first quarter of 2008.

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

Information about our operations by geographic location is as follows:

	For the Years Ended December 31,
	2007	2006	2005
Revenue:
United States	$786,901	$580,845	$260,613
Canada	32,663	21,991	7,601
United Kingdom	8,664	4,561	982
	$828,228	$607,397	$269,196

	Dec 31, 2007	Dec 31, 2006
Long-lived assets:
United States	$145,322	$134,626
Canada	2,404	2,198
United Kingdom	194	112
	$147,920	$136,936

Note 12. Quarterly Financial Information (Unaudited)

The following table sets forth the reviewed consolidated quarterly financial information for 2007 and 2006:

	For the Quarter Ended				Total
	March 31,	June 30,	September 30,	December 31,
Year Ended 2007
Revenue	$195,940	$205,902	$210,534	$215,852	$828,228
Net loss (1)(3)(5)	(72,334)	(23,226)	(158,028)	(13,840)	(267,428)
Net loss per common share:
Basic and diluted	$(0.47)	$(0.15)	$(1.01)	$(0.09)
Year Ended 2006
Revenue	$119,723	$144,365	$161,846	$181,463	$607,397
Net loss (2)(4)	(85,160)	(74,136)	(62,184)	(117,093)	(338,573)
Net loss per common share:
Basic and diluted	$(60.40)	$(1.16)	$(0.40)	$(0.76)

(1)	The first, second, third and fourth quarters of 2007 include $11,136, $11,759, $145,053 and $1,349, respectively, in costs related to the settlements of our IP litigation.
(2)	The fourth quarter of 2006 includes $52,515 in costs related to the Verizon patent litigation
(3)

In February 2008, our management determined that it was necessary to restate our previously issued consolidated financial statements for the three months ended June 30, 2007 and September 30, 2007 in order to correct the amount of share-based compensation expense recorded by us for these periods. The

F- 36	VONAGE ANNUAL REPORT 2007

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

statement of operations was restated to reduce the amount of selling, general and administrative expense by $10,400 and $3,800 for the three months ended June 30, 2007 and September 30, 2007, respectively.

(4)

In December 2005 and January 2006, we issued approximately $249,919 of convertible notes, and increased the outstanding principal by $3,645 through the payment of interest in kind in March 2006. Originally, we believed that the convertible notes contained an embedded derivative and accordingly accounted for the embedded derivative by bifurcating the embedded derivative from the convertible notes at the date of issuance and subsequently remeasuring the fair value of the embedded derivative at December 31, 2005 and March 31, 2006. In May 2006, upon further review, we concluded that the convertible notes do not contain an embedded derivative. Amounts in the table above reflect the removal of the income attributable to the change in fair value of derivatives embedded within the convertible notes of $13,392 and a reduction to interest expense related to the convertible notes of $1,098.

(5)

In the fourth quarter of 2007, we accelerated the amortization of the deferred financing costs from the original five-year term of the notes to a three-year term since the notes could be put to us on December 16, 2008. We recorded $2,372 of amortization in the quarter relating to prior periods, which we considered to be immaterial to the prior periods.

Note 13. Subsequent Events

Effective March 11, 2008, our Board of Directors terminated our 2001 Stock Incentive Plan. The 2001 Stock Incentive Plan provided for the grant of stock options and restricted stock awards to our employees, directors and consultants. No further stock options or restricted stock awards will be granted under the 2001 Stock Incentive Plan. The termination of the 2001 Stock Incentive Plan will not affect any stock options or restricted stock awards previously granted under the 2001 Stock Incentive Plan. Shares available for issuance under the 2001 Stock Incentive Plan are now available for issuance under our 2006 Incentive Plan.