Form 10-Q/A
period 2007-03-31
VONAGE HOLDINGS CORP
filed 2008-03-28
CIK 1272830

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 29, 2008
Common Stock, par value $0.001	156,019,924 shares

EXPLANATORY NOTE

This Amendment No. 1 to our quarterly report on Form 10-Q (the “Form 10-Q/A”) is solely an exhibit filing amendment and amends our quarterly report on Form 10-Q for the period ended March 31, 2007, originally filed on May 15, 2007. We are filing this Form 10-Q/A solely to include a revised Exhibit 10.1. In addition, we are also including Exhibits 31.3 and 31.4, as required by the rules applicable to the filing of this Form 10-Q/A. No revisions have been made to our financial statements or any other disclosure contained in the quarterly report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vonage Holdings Corp.

Dated: March 27, 2008	By:	/s/ JOHN S. REGO
John S. Rego
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1†	Statement of Services to the OSS Master Services Agreement, dated March 26, 2007, between Vonage Holdings Corp. and NeuStar, Inc.(1)

10.2†	Amendment #4 to the Agreement for Services, dated March 23, 2007 between Intrado Inc. and Vonage Network Inc.(2)

31.1	Certification of the Company’s Interim Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

31.3	Certification of the Company’s Interim Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.4	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of the Company’s Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

†

Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.

(1)	Filed herewith.
(2)	Previously filed.