Form 10-Q
period 2008-03-31
VONAGE HOLDINGS CORP
filed 2008-05-12
CIK 1272830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2008
Common Stock, par value $0.001	156,098,568 shares

VONAGE HOLDINGS CORP.

Financial Information Presentation

For the financial information discussed in this Quarterly Report on Form 10-Q, other than per share and per line amounts, dollar amounts are presented in thousands, except where noted.

Part I – Financial Information

Item 1. Financial Statements

VONAGE HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	March 31, 2008	December 31, 2007
Assets
Assets
Current assets:
Cash and cash equivalents	$106,787	$71,542
Marketable securities	41,491	79,942
Accounts receivable, net of allowance of $1,905 and $1,924, respectively	22,029	20,105
Inventory, net of allowance of $2,903 and $3,080, respectively	15,562	19,604
Deferred customer acquisition costs, current	26,435	18,992
Prepaid expenses and other current assets	18,462	21,498

Total current assets	230,766	231,683

Property and equipment, net of accumulated depreciation	114,072	118,666
Deferred customer acquisition costs, non-current	30,381	39,159
Deferred financing costs, net	2,344	3,172
Restricted cash	41,501	38,928
Due from related parties	—	2
Intangible assets, net	7,525	7,656
Other assets	31,776	23,031

Total assets	$458,365	$462,297

Liabilities and Stockholders’ Deficit
Liabilities
Current liabilities:
Accounts payable	$52,749	$56,235
Accrued expenses	91,232	84,360
Deferred revenue, current portion	64,709	53,653
Current maturities of capital lease obligations	1,087	1,035
Convertible notes, net	253,331	253,320

Total current liabilities	463,108	448,603
Deferred revenue, net of current portion	33,807	43,575
Capital lease obligations, net of current maturities	21,907	22,200
Other liability, net of current portion in accrued expenses	21,775	23,046

Total liabilities	540,597	537,424

Commitments and Contingencies
Stockholders’ Deficit
Common stock, par value $0.001 per share; authorized 596,950 shares at March 31, 2008 and December 31, 2007; 157,503 and 157,414 shares issued at March 31, 2008 and December 31, 2007, respectively; 156,083 and 156,014 shares outstanding at March 31, 2008 and December 31, 2007, respectively	158	157
Additional paid-in capital	932,491	930,600
Stock subscription receivable	(5,232)	(5,266)
Accumulated deficit	(997,246)	(988,285)
Treasury stock, at cost, 1,420 shares at March 31, 2008 and 1,400 shares at December 31, 2007	(12,535)	(12,499)
Accumulated other comprehensive income (loss)	132	166

Total stockholders’ deficit	(82,232)	(75,127)

Total liabilities and stockholders’ deficit	$458,365	$462,297

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Operating Revenues:
Telephony services	$216,980	$189,367
Customer equipment and shipping	7,637	6,573

	224,617	195,940

Operating Expenses:
Direct cost of telephony services (excluding depreciation and amortization of $4,701 and $4,113, respectively)	56,498	55,566
Royalty	—	10,415

Total direct cost of telephony services	56,498	65,981
Direct cost of goods sold	22,072	13,333
Selling, general and administrative	79,392	90,992
Marketing	60,899	90,850
Depreciation and amortization	10,209	7,859

	229,070	269,015

Loss from operations	(4,453)	(73,075)

Other Income (Expense):
Interest income	1,400	6,067
Interest expense	(5,571)	(5,149)
Other, net	(164)	17

	(4,335)	935

Loss before income tax benefit (expense)	(8,788)	(72,140)
Income tax benefit (expense)	(173)	(194)

Net loss	$(8,961)	$(72,334)

Net loss per common share:
Basic and diluted	$(0.06)	$(0.47)

Weighted-average common shares outstanding:
Basic and diluted	156,034	155,151

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(8,961)	$(72,334)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization and impairment charges	9,518	7,374
Amortization of intangibles	691	485
Beneficial conversion on interest in kind on convertible notes	11	10
Accrued interest	(72)	423
Allowance for doubtful accounts	(91)	100
Allowance for obsolete inventory	450	447
Amortization of deferred financing costs	828	497
Share-based compensation	1,886	6,914
Changes in operating assets and liabilities:
Accounts receivable	(1,846)	712
Inventory	3,587	(4,857)
Prepaid expenses and other current assets	543	(8,706)
Deferred customer acquisition costs	1,305	(4,215)
Due from related parties	2	2
Other assets	(879)	73
Accounts payable	(3,456)	(3,941)
Accrued expenses	6,928	9,238
Deferred revenue	1,349	9,059
Other liability	(1,271)	—

Net cash provided by (used in) operating activities	10,522	(58,719)

Cash flows from investing activities:
Capital expenditures	(2,952)	(9,898)
Purchase of intangible assets	(560)	—
Purchase of marketable securities	(21,375)	(99,975)
Maturities and sales of marketable securities	59,857	134,836
Acquisition and development of software assets	(7,363)	(4,155)
Increase in restricted cash	(2,586)	(16,931)

Net cash provided by (used in) investing activities	25,021	3,877

Cash flows from financing activities:
Principal payments on capital lease obligations	(241)	(243)
Proceeds from subscription receivable, net	9	12
Payments for directed share program, net	25	155
Proceeds from exercise of stock options	6	303

Net cash provided by (used in) financing activities	(201)	227

Effect of exchange rate changes on cash	(97)	37

Net change in cash and cash equivalents	35,245	(54,578)
Cash and cash equivalents, beginning of period	71,542	210,253

Cash and cash equivalents, end of period	$106,787	$155,675

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$4,733	$3,922

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Stock Subscription Receivable	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2007	157	930,600	(5,266)	(988,285)	(12,499)	166	(75,127)
Stock option exercises	1	5					6
Share-based compensation		1,886					1,886
Share-based award activity					(36)		(36)
Directed share program transactions, net			25				25
Stock subscription receivable payments			9				9
Comprehensive loss:
Change in unrealized gain (loss) on available-for-sale investments						31	31
Foreign currency translation adjustment						(65)	(65)
Net loss				(8,961)			(8,961)

Total comprehensive loss	—	—	—	(8,961)	—	(34)	(8,995)

Balance at March 31, 2008	$158	$932,491	$(5,232)	$(997,246)	$(12,535)	$132	$(82,232)

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

For the quarter ended March 31, 2008, we generated positive cash flows from operations of $10,522. However, we have incurred operating losses since our inception and have an accumulated deficit at March 31, 2008 of $997,246. Our primary source of funds to date has been through the issuance of equity and debt securities, including net proceeds from our initial public offering (“IPO”) in May 2006.

Going Concern

Our consolidated financial statements as of March 31, 2008 and December 31, 2007 have been prepared under the assumption that we will continue as a going concern for the twelve months ending December 31, 2008. Our independent registered public accounting firm’s report dated March 17, 2008 on our 2007 financial statements included an explanatory paragraph referring to our $217,000 working capital deficit caused primarily by $253,460 of convertible notes due December 1, 2010 classified as a current liability since they can be put to us on December 16, 2008 and expressing substantial doubt as to our ability to continue as a going concern without refinancing them or obtaining additional debt or equity capital.

As of March 31, 2008, we had a working capital deficit of approximately $232,000, caused primarily by convertible notes outstanding in the aggregate principal amount of $253,460 due December 1, 2010 being classified as a current liability since they can be put by the holders on December 16, 2008. On April 18, 2008, we signed a non-binding letter of intent with a third party financing source to provide $215,000 in a private debt financing subject to certain conditions. Although the terms of the financing arrangement may change, we expect that approximately two-thirds of the financing, if completed, will be provided through a senior secured credit facility and approximately one-third will be provided through issuance of convertible secured notes. We intend to use the net proceeds from this financing, if completed, plus cash on hand, to repay, tender for or redeem our existing convertible notes. The letter of intent is a proposal that will be used as a basis for financing and does not constitute a commitment. There can be no assurance that we will be successful in completing this or any other refinancing transaction, which raises substantial doubt as to our ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations, cash flows and statement of stockholders’ equity for the periods presented. The results for the three-month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our 2007 Annual Report on Form 10-K filed on March 17, 2008.

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

On an ongoing basis, we evaluate our estimates, including the following:

•

those related to the average period of service to a customer (the “customer relationship period”) used to amortize deferred revenue and deferred customer acquisition costs associated with customer activation. For 2007, the estimated customer relationship period was 60 months. For 2008, the customer relationship period was reduced to 48 months;

•	the useful lives of property and equipment and intangible assets; and

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

•

assumptions used for the purpose of determining stock-based compensation using the Black-Scholes option model (“Model”). The key inputs for this Model are stock price at valuation date, strike price for the option, the dividend yield, risk-free interest rate, life of option in years and volatility.

We base our estimates on historical experience, available market information, appropriate valuation methodologies, and on various other assumptions that we believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Restricted Cash and Letters of Credit

Our credit card processors have established reserves to cover any exposure that they may have as we collect revenue in advance of providing services to our customers, which is a customary practice for companies that bill their customers in advance of providing services. As such, we have provided our credit card processors with cash reserves of $21,003 and a cash collateralized letter of credit for $10,413. In addition, we have a cash collateralized letter of credit for $7,000 as of March 31, 2008 and December 31, 2007 related to lease deposits for our offices and a cash collateralized letter of credit for $2,185 in March 2008 for our appeal of state taxes due. The total amount of collateralized letters of credit was $19,855 and $17,254 at March 31, 2008 and December 31, 2007, respectively. In the aggregate, cash reserves and collateralized letters of credit of $41,501 and $38,928 were recorded as long-term restricted cash at March 31, 2008 and December 31, 2007, respectively.

Software Costs

We capitalize certain costs, such as purchased software and internally developed software that we use for customer acquisition and customer care automation tools, in accordance with Statement of Position 98-1, Accounting for Costs of Computer Software Development or Obtained for Internal Use. These costs are classified as “Other Assets” in the consolidated balance sheet. Computer software is stated at cost less accumulated amortization and the estimated useful life is three years. Total computer software was $26,965 at March 31, 2008 and $20,129 at December 31, 2007, respectively, substantially all of which were external costs. Amortization expense was $1,997 and $637 for the three months ended March 31, 2008 and 2007, respectively.

Intangible Assets

Intangible assets acquired in the settlement of litigation or by direct purchase are accounted for based upon the fair value of assets received.

Patents

In June 2006, we purchased three patents related to the compression of packetized digital signals commonly used in VoIP technology at a cost of $5,268. In July 2006, we began amortizing the cost of these patents over their estimated useful lives of 2.7 years. Amortization expense was $484 for the three months ended March 31, 2008 and 2007, respectively. Annual amortization will be approximately $1,940.

In October 2007, in connection with the settlement of our patent litigation with Sprint, we acquired a license to use Sprint’s portfolio of “Voice over Packet” patents. The fair value assigned to these patents was $5,500. We began amortizing the cost of these patents in October 2007 over their patent lives of 6.6 years. Amortization expense was $206 for the three months ended March 31, 2008. Annual amortization will be approximately $825.

Trademark

In April 2008, in connection with the settlement of a trademark dispute, we acquired the right to use the trademark in question. The fair value assigned to the trademark was $560. This trademark is being amortized over the remaining life of 8 years. Annual amortization will be approximately $70.

Fair Value

Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements” defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in United States Generally Accepted Accounting Principles (“GAAP”) for the definition of fair value, except for the fair value of leased property as defined in Statement of Financial Accounting Standards No. 13 “Accounting for Leases”. SFAS No. 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

•	Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•

Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3—Inputs that are both significant to the fair value measurement and unobservable.

The following table presents the assets that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 31, 2008:

Level 1
Assets:
Available-for-sale securities (1)	$41,491

(1)	Included in marketable securities on our consolidated balance sheet.

Convertible Notes

As of March 31, 2008, the estimated fair value of our convertible notes was approximately $228,114 based on the average price from private transactions during the first quarter of 2008 as there is no public market for the convertible notes. The fair value amount is not necessarily indicative of the amount that we would pay since the notes can be put to us by the holders at face value on December 16, 2008.

Reclassifications

Certain reclassifications have been made to prior years’ financial statements in order to conform to the current year’s presentation. The reclassifications had no impact on net earnings previously reported.

Loss per Share

Basic and diluted loss per common share is calculated by dividing loss to common stockholders by the weighted average number of common shares outstanding during the period. The effects of potentially dilutive common shares, including shares issued under outstanding warrants, for restricted stock units and stock options issued under our 2001 Stock Incentive Plan and 2006 Incentive Plan using the treasury stock method and our convertible preferred stock (that converted on a 2.86-to-1 basis) using the if-converted method, have been excluded from the calculation of diluted loss per common share because of their anti-dilutive effects.

The following were excluded from the calculation of diluted earnings per common share because of their anti-dilutive effects:

	Three Months Ended March 31,
	2008	2007
Common stock warrants	3,085	3,085
Convertible notes	17,824	17,824
Restricted stock units	2,776	2,208
Employee stock options	18,079	21,236

	41,764	44,353

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”. Under SFAS No. 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 was effective for us beginning in the first quarter of 2008. We currently do not have any instruments eligible for election of the fair value option. Therefore, the adoption of SFAS No. 159 in the first quarter of 2008 did not impact our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157 which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB FSP 157-2 which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities,

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, we adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows.

Note 2. Commitments and Contingencies

Litigation

State Attorney General Proceedings.

•

On May 3, 2005, the Office of the Attorney General for the State of Connecticut filed a complaint against us, alleging that our advertising and provision of emergency calling service violated the Connecticut Unfair Trade Practices Act and certain state regulations. We answered the complaint on July 7, 2005 and denied its allegations. We have undertaken settlement discussions with the Connecticut Attorney General and have voluntarily provided information requested during the course of those discussions. The state sent Vonage a proposed settlement agreement focused on consumer disclosures relating to our 911 dialing services, and the parties reached an agreement to settle the litigation for $70. The settlement agreement was approved by the Court on April 1, 2008.

•

On November 9, 2007, the Assistant Attorney General for the Wisconsin Department of Justice issued a request for documents related to our business, including our marketing efforts, local number portability (“LNP”) process, and cancellation practices. Meetings with the Department of Justice took place in February and March 2008, and Vonage has provided information to the Department of Justice on a rolling basis. To date, the Attorney General has not filed a complaint against us or taken other formal action. We are unable to predict whether a formal action will be filed against us.

Patent Litigation.

Web Telephony, LLC. On March 14, 2007, Web Telephony, LLC filed suit in the United States District Court for the Eastern District of Texas against us and several other defendants. Web Telephony alleges that we are infringing two telecommunications patents held by Web Telephony and seeks injunction relief, compensatory and treble damages and attorneys’ fees. On September 1, 2007, Web Telephony filed an amended complaint, which dropped claims against AT&T, Inc., but retained claims against another AT&T entity (AT&T Corporation). Vonage filed its answer to the amended complaint and counterclaims on September 18, 2007. Web Telephony has settled with all other defendants and dismissed its claims against those defendants. We intend to contest Web Telephony’s infringement allegations vigorously. The Court has currently provided a trial date of March 2009.

IPO Litigation. During June and July 2006, Vonage, several of our officers and directors, and the firms who served as the underwriters in our IPO were named as defendants in several purported class action lawsuits arising out of our IPO. On January 9, 2007, the Judicial Panel on Multidistrict Litigation transferred all complaints to the District of New Jersey. Following briefing by the various plaintiffs in order to appoint lead plaintiff, on September 7, 2007, the Court appointed Zyssman Group as the lead plaintiff, and the law firm of Zwerling, Schachter and Zwerling, LLP as lead counsel. By way of Order dated September 26, 2007, the plaintiffs were to file a Consolidated Amended Complaint (“Amended Complaint”) by November 19, 2007, the defendants could file a motion to dismiss by January 18, 2008, and the plaintiffs could file opposition by March 3, 2008. On November 19, 2007, the plaintiffs filed the Amended Complaint, which generally alleges: (i) defendants made misstatements regarding subscriber line growth and average monthly churn rate; (ii) defendants failed to disclose problems with facsimile transmissions and a pending fax litigation case; (iii) defendants failed to disclose all patent infringement claims and issues; and (iv) that the Directed Share Program suffered from various infirmities. On January 18, 2008, defendants filed its motion to dismiss the Amended Complaint. On March 3, 2008, plaintiffs filed an opposition to that motion and Defendants’ filed its Reply Brief on April 2, 2008. The firms who served as underwriters to the IPO, pursuant to an indemnification agreement entered into between us and those firms prior to the IPO, have demanded that Vonage reimburse them for the costs and fees incurred by them in defense of the IPO Litigation. In addition, three of the firms have demanded that Vonage reimburse them for the costs and fees incurred by them in response to various regulatory inquiries by the Financial Industry Regulatory Authority (formerly the NASD) and the New York Stock Exchange, among other things. Vonage has declined to reimburse these three firms any fees or expenses.

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

Nebraska Public Service Commission. On November 15, 2007, the Director of the Nebraska Telecommunications Infrastructure and Public Safety Department of the Nebraska Public Service Commission filed a complaint (the “PSC Complaint”) before the Nebraska Public Service Commission (the “NPSC”) alleging that Vonage is required to contribute to the Nebraska Universal Service Fund (“NUSF”) and has failed to do so. The PSC Complaint seeks an order compelling Vonage to contribute to the NUSF, as well as administrative penalties. Vonage is vigorously defending itself against the PSC Complaint. On December 6, 2007, Vonage filed its answer which, among other things, raised as a defense that the Federal Communications Commission’s decision preempting state application of traditional telephone company regulations applies to Vonage. On or about December 20, 2007, Vonage also brought a complaint for declaratory and injunctive relief against the NPSC in the United States District Court for the District of Nebraska, seeking a declaration that NPSC’s assertion of state jurisdiction over Vonage is unlawful and requesting an injunction with respect to the NPSC’s efforts to force Vonage to contribute to the NUSF. A hearing related to Vonage’s motion for preliminary injunction took place on February 14, 2008 in Federal Court. On March 3, 2008, the United States District Court for the District of Nebraska issued a Memorandum and Order granting Vonage’s Motion for a Preliminary Injunction and Declaratory Relief. Specifically, the Court enjoined the NPSC from asserting state jurisdiction over Vonage to force Vonage to contribute to the NUSF and found the NPSC’s assertion of state jurisdiction over Vonage to force Vonage to pay into the NUSF is unlawful as preempted by the Federal Communications Commission. On April 1, Nebraska filed a Notice of Appeal to the 8th Circuit Court of Appeals. On April 2, Vonage filed a motion for summary judgment in the district court, arguing the court should grant our permanent injunction. A date for oral argument has not yet been set. We are unable to assess the likelihood of further action by the NPSC to overturn the relief granted to Vonage in this matter or to estimate the amount of liability in the event the NPSC is successful in these efforts.

City of New York vs. Verizon and Vonage. On April 21, 2008, the City of New York and the Sheriff of the City of New York filed a complaint in New York State Court against Verizon and Vonage, arising out of collection efforts on the $58,000 judgment entered against Vonage in the Verizon vs. Vonage patent litigation. The City alleges that either Verizon or Vonage is liable for $2,900, which represents a poundage fee of 5% of the value of the property sought to be levied upon.

From time to time, in addition to those identified above, Vonage is subject to legal proceedings, claims, investigations and proceedings in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. In accordance with GAAP, Vonage makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss or range of loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. We believe that we have valid defenses with respect to the legal matters pending against Vonage. However, we have recorded a reserve to cover the potential exposure relating to litigation, which reserve was not material to the financial statements. Given the uncertainty surrounding litigation and our inability to assess the likelihood of a favorable or unfavorable outcome in the above noted matters, it is possible that the resolution of one or more of these matters could have a material adverse effect on our consolidated financial position, cash flows or results of operations.

Regulation

Telephony services are subject to a broad spectrum of state and federal regulations. Because of the uncertainty over whether VoIP should be treated as a telecommunications or information service, we have been involved in a substantial amount of state and federal regulatory activity. Implementation and interpretation of the existing laws and regulations is ongoing and is subject to litigation by various federal and state agencies and courts. Due to the nature of the technology in use, there can be no assurance that we will not be subject to new regulations or existing regulations under new interpretations, and that such changes would not introduce material additional costs to our business.

Federal - Local Number Portability

On November 8, 2007, the Federal Communications Commission (“FCC”) released its Order extending LNP obligations to interconnected VoIP providers. This requirement of the Order will become effective 30 days after publication of the Order in the Federal

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Register. The Order was published in the Federal Register on February 21, 2008, and the LNP requirement for interconnected VoIP providers became effective on March 24, 2008.

In addition, the FCC held that validation of LNP requests should be based on no more than four fields for simple ports and those fields should be: (1) 10-digit telephone number; (2) customer account number; (3) 5-digit zip code; and (4) pass code (if applicable). This part of the Order was to become effective on February 6, 2008. On January 11, 2008, Embarq, a local telecommunications carrier, filed a petition asking that the FCC waive the effective date of the four field validation requirement until it implements a new billing system. On February 5, 2008, the FCC waived the requirement for Embarq to comply with the four field validation requirement until September 30, 2008. The FCC also, on its own motion, waived the February 6, 2008 deadline for all other affected companies until July 31, 2008.

Vonage currently provides LNP. Vonage occasionally faces difficulties in executing port requests in a timely manner. If Vonage is not able to implement port requests in a timely manner after the effective date of the LNP requirement for interconnected VoIP providers, Vonage could be subject to complaints at the FCC and/or an enforcement action by the FCC.

Federal - Disability Access

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

On October 9, 2007, the FCC’s Consumer and Governmental Affairs Bureau issued an Order granting in part several waiver requests related to VoIP 711 dialing. The Order waives for six months the requirement that interconnected VoIP service providers transmit 711 calls to an appropriate relay provider. On April 4, 2008, the Consumer and Governmental Affairs Bureau extended the waiver until March 31, 2009 for nomadic VoIP providers like Vonage. Under the direction of the FCC waiver, Vonage, as an interconnected VoIP service, is providing reminders to subscribers to dial 911 directly in the event of an emergency.

Federal - E-911

On September 3, 2005, the FCC released its VoIP E-911 Order. Pursuant to the Order, we were required (i) to notify our customers of the differences between the emergency services available through us and those available through traditional telephony providers and to receive affirmative acknowledgment from all of our customers that they understand the nature of the emergency services available through our service and (ii) to provide E-911 services to 100% of our subscribers by November 28, 2005. We have received affirmative acknowledgment from substantially all of our customers that they understand our emergency services and therefore we are substantially in compliance with both aspects of the Order. On November 28, 2005, we filed a petition for extension of time and limited waiver of certain of the enhanced emergency service requirements. To the extent the waiver is necessary and remains ungranted, we are at risk of an enforcement action including fines, penalties and/or an order to cease and desist selling and marketing our services in certain areas where E-911 service is unavailable. We regularly update the FCC on our E-911 deployment efforts. As of March 31, 2008, we have deployed E-911 service to approximately 99% of our U.S. customer base.

Federal - CALEA

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

Federal - CPNI

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

State Telecommunications Regulation

In general, the focus of interconnected VoIP telecommunications regulation is at the federal level. On November 12, 2004, the FCC declared that our service is subject to federal regulation and preempted the Minnesota Public Utilities Commission, or MPUC, from imposing certain of its regulations on us. The FCC’s decision was based on its conclusion that our service is interstate in nature and cannot be separated into interstate and intrastate components. On March 21, 2007, the United States Court of Appeals for the 8 th Circuit affirmed the FCC’s declaratory ruling preempting state regulation of Vonage’s service. The 8th Circuit found that it is impossible for Vonage to separate its interstate traffic from its intrastate traffic because of the nomadic nature of the service. As a result, the 8th Circuit held that it was reasonable for the FCC to preempt state regulation of Vonage’s service. The 8th Circuit was clear, however, that the preemptive effect of the FCC’s declaratory ruling may be reexamined if technological advances allow for the separation of interstate and intrastate components of the nomadic VoIP service. Therefore, the preemption of state authority over Vonage’s service hinges on the inability to separate the interstate and intrastate components of the service.

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

State and Municipal Taxes

Vonage vs. Commonwealth of Pennsylvania. On January 8, 2008, Vonage filed a Petition for Review with the Pennsylvania Commonwealth Court, arising out of the Pennsylvania Department of Revenue’s assessment of Sales and Use Tax (“Assessment”) against Vonage. On March 6, 2008, in order to stay enforcement of the Assessment and proceed with the appeal, Vonage filed with the Court a letter of credit for $2,185. We are unable to assess the likelihood of a favorable or unfavorable outcome in this matter.

For a period of time, we did not collect or remit state or municipal taxes (such as sales, excise, and ad valorem taxes), fees or surcharges (“Taxes”) on the charges to our customers for our services, except that we have historically complied with the New Jersey sales tax. We have received inquiries or demands from a number of state and municipal taxing and 911 agencies seeking payment of Taxes that are applied to or collected from customers of providers of traditional public switched telephone network services. Although we have consistently maintained that these Taxes do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations, a number of states have changed their statutes as part of the streamlined sales tax initiatives and we are now collecting and remitting sales taxes in those states. In addition, a few states address how VoIP providers should contribute to support public safety agencies, and in those states we began to remit fees to the appropriate state agencies. We have also contacted authorities in each of the other states to discuss how we can financially contribute to the 911 system. We do not know how all these discussions will be resolved, but there is a possibility that we will be required to pay or collect and remit some or all of these Taxes in the future. Additionally, some of these Taxes could apply to us retroactively. As such, we have a reserve of $5,360 at March 31, 2008 as our best estimate of the potential tax exposure for any retroactive assessment. We believe the maximum estimated exposure for retroactive assessments is $15,826 as of March 31, 2008.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 3. Subsequent Events

In December 2005 and January 2006, we issued $249,919 aggregate principal amount of convertible notes due December 1, 2010 (the “Notes”). We used the proceeds from the offering of the Notes for working capital and other general corporate purposes (including the funding of our operating losses).

Since the holders may require us to repurchase all or any portion of the Notes on December 16, 2008 at a price in cash equal to 100% of the principal amount of the Notes plus any accrued and unpaid interest and late charges, the Notes have been classified as a current liability on the March 31, 2008 balance sheet. On April 18, 2008, we signed a non-binding letter of intent with a third party financing source to provide $215,000 in a private debt financing, subject to certain conditions. Although the terms of the financing arrangement may change, we currently expect that approximately two-thirds of the financing, if completed, will be provided through a senior secured credit facility and approximately one-third will be provided through the issuance of convertible secured notes. If the financing is consummated, we expect that the convertible notes issued may be converted into common stock at a price that is a premium to the 30-day trailing volume weighted average price prior to closing, subject to a cap.

The other party has not agreed to deliver a financing commitment and there can be no assurance that the financing will be successfully consummated. We intend to use the net proceeds of the financing plus cash on hand, to repay, tender for or redeem our existing convertible notes, which can be put to us on December 16, 2008 and have a principal amount of $253,460.

Pursuant to the letter of intent, we have granted exclusivity to the other party with respect to financing until June 13, 2008. We have also agreed to pay certain reasonable costs and expenses of the third party and have paid a non-refundable deposit and work fee of $1,500. In addition, if we do not complete this financing and pursue another financing prior to November 13, 2008, we may be required to pay break-up fees of $6,500.

On May 8, 2008, Vonage entered into a Master Services Agreement with Covad Communications Company (“Covad”) pursuant to which Vonage will purchase DSL services from Covad for resale to Vonage’s customers under its brand name and trademarks. Vonage has committed to pay to Covad an aggregate of not less than (i) $500 in the period from May 8, 2008 to August 7, 2009, (ii) $1,000 in the period from August 8, 2009 to August 7, 2010 and (iii) $3,200 in the period from August 8, 2010 to August 7, 2011. To the extent that payment levels in a commitment period are more than the minimum commitment, such excess amounts will be credited towards the minimum commitment in future commitment periods. Subject to customary rights of termination, the initial term of the agreement expires on August 7, 2011 and thereafter continues month-to-month until terminated upon prior notice.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our consolidated financial statements and the related notes included elsewhere in this Form 10-Q and our audited financial statements included in our Annual Report on Form 10-K. This discussion contains forward-looking statements. These forward-looking statements are based on information available at the time the statements are made and/or management’s belief as of that time with respect to future events and involve risks and uncertainties that could cause actual results and outcomes to be materially different. Important factors that could cause such differences include the Company’s ability to consummate the proposed financing arrangement, which is subject to numerous uncertainties, including but not limited to completion of due diligence review by the financing party, successful negotiation between the Company and the financing party of a commitment for the financing arrangement and successful negotiation of definitive documentation for the financing arrangement. Other important factors include, but are not limited to, our damaging and disruptive intellectual property and other litigation; our convertible notes, which can be put to us in December 2008; our rate of customer terminations; our history of net operating losses and our need for cash to finance our growth; the competition we face; our reliance on third parties to provide portions of our service; our dependence on our customers’ existing broadband connections; differences between our service and traditional phone services, including our 911 service; uncertainties relating to regulation of VoIP services; system disruptions or flaws in our technology; the risk that VoIP does not gain broader acceptance; and other factors that are set forth in the “Risk Factors” in our Annual Report on Form 10-K, elsewhere in this Form 10-Q and in our Current Reports on Form 8-K. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, and therefore, you should not rely on these forward-looking statements as representing our views as of any date subsequent to today.

Overview

We are a leading provider of broadband telephone services with over 2.6 million subscriber lines as of March 31, 2008. Our services use Voice over Internet Protocol, or VoIP, technology, which enables voice communications over the Internet through the conversion and compression of voice signals into data packets. In order to use our service offerings, customers must have access to a broadband Internet connection with sufficient bandwidth (generally 60 kilobits per second or more) for transmitting those data packets.

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

In 2007, we deliberately reduced our marketing expenditures from the prior year while we revamped our marketing campaign and improved the efficiency of our cost of customer acquisition. This reduction in spending resulted in fewer line additions for the three months ended March 31, 2008 and led to a more efficient cost of acquisition.

We launched our service in the United States in October 2002, in Canada in November 2004 and in the United Kingdom in May 2005. Since our U.S. launch, we have experienced rapid revenue and subscriber line growth. While in prior years our revenue has grown rapidly, we have incurred an accumulated deficit of $997,246 from our inception through March 31, 2008. Although our net losses initially were driven primarily by start-up costs and the cost of developing our technology, more recently our net losses have been driven by our growth strategy. In addition, we plan to continue to invest in research and development and customer care. In 2007, we announced we are seeking to balance growth with profitability. We intend to continue to pursue growth because we believe it will position us as a strong competitor in the long term. Although we believe we will achieve net income in the future, we ultimately may not be successful and we may never achieve net income.

On April 18, 2008, we signed a non-binding letter of intent with a third party financing source to provide $215,000 in a private debt financing, subject to certain conditions. Although the terms of the financing arrangement may change, we currently expect that approximately two-thirds of the financing will be provided through a senior secured credit facility and approximately one-third will be provided through the issuance of convertible secured notes. If the financing is consummated, we expect that the convertible notes issued may be convertible into common stock at a price that is a premium to the 30-day trailing volume weighted average price prior to closing, subject to a cap.

The other party has not agreed to deliver a financing commitment and there can be no assurance that the financing will be successfully consummated. We intend to use the net proceeds of the financing plus cash on hand, to repay, tender for or redeem our existing convertible notes, which can be put to us on December 16, 2008 and have a principal amount of $253,460.

Pursuant to the letter of intent, we have granted exclusivity to the other party with respect to financing until June 13, 2008. We have also agreed to pay certain reasonable costs and expenses of the third party and have paid a non-refundable deposit and work fee of $1,500. In addition, if we do not complete this financing and pursue another financing prior to November 13, 2008, we may be required to pay break-up fees of $6,500.

Trends in Our Industry and Key Operating Data

A number of trends in our industry have a significant effect on our results of operations and are important to an understanding of our financial statements. Also, the table below includes key operating data that our management uses to measure the growth and operating performance of our business:

	Three Months Ended March 31,
	2008	2007
Gross subscriber line additions	281,329	332,493
Net subscriber line additions	30,133	165,646
Subscriber lines (at period end)	2,610,360	2,389,757
Average monthly customer churn	3.3%	2.4%
Average monthly revenue per line	$28.85	$28.31
Average monthly telephony services revenue per line	$27.87	$27.36
Average monthly direct cost of telephony services per line	$7.26	$8.03
Marketing costs per gross subscriber line addition	$216.47	$273.24
Employees (excluding temporary help) (at period end)	1,722	1,729

Broadband adoption. The number of U.S. households with broadband Internet access has grown significantly. We expect this trend to continue. We benefit from this trend because our service requires a broadband Internet connection and our potential addressable market increases as broadband adoption increases.

Changing competitive landscape. We are facing increasing competition from other companies that offer multiple services such as cable television, video services, voice service and broadband Internet service. These competitors are offering VoIP or other voice services as part of a bundle, in which they offer voice services at a lower price than we do to new subscribers. In addition, we believe several of these competitors are working to develop new integrated offerings that we cannot provide and that could make their services more attractive to customers. We also compete against established alternative voice communication providers and independent VoIP service providers. Some of these service providers may choose to sacrifice revenue in order to gain market share and have offered their services at lower prices or for free.

Gross subscriber line additions. Gross subscriber line additions for a particular period are calculated by taking the net subscriber line additions during that particular period and adding to that the number of subscriber lines that terminated during that period. This number does not include subscriber lines both added and terminated during the period, where termination occurred within the first 30 days after activation. The number does include, however, subscriber lines added during the period that are terminated within 30 days of activation but after the end of the period. We are focused on increasing the quality of our customer base by targeting customers with low marketing costs per gross subscriber line addition and high lifetime value. This effort, which involves evaluating media channel investments and returns, will lead to a continued slowing in gross line additions in the second quarter, but will increase profitability over time.

Net subscriber line additions. Net subscriber line additions for a particular period reflect the number of subscriber lines at the end of the period, less the number of subscriber lines at the beginning of the period.

Subscriber lines. Our subscriber lines include, as of a particular date, all subscriber lines from which a customer can make an outbound telephone call on that date. Our subscriber lines include fax lines and SoftPhones but do not include our virtual phone numbers or toll free numbers, which only allow inbound telephone calls to customers. Subscriber lines increased from 2,389,757 as of March 31, 2007 to 2,610,360 as of March 31, 2008. We believe that the increase in our subscriber lines was related to our advertising which includes television, online, direct mail and telemarketing. Although our subscriber lines continue to increase, we do not expect to sustain our historical subscriber line growth rate on a percentage basis due to a combination of increased competition, a significantly larger and growing customer base, our decrease in marketing costs, increasing saturation among our initial target customer base, which included many early adopters and the impact of churn.

Average monthly customer churn. Average monthly customer churn for a particular period is calculated by dividing the number of customers that terminated during that period by the simple average number of customers during the period, and dividing the result by the number of months in the period. The simple average number of customers during the period is the number of customers on the first day of the period, plus the number of customers on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first 30 days after activation. Our average monthly customer churn was 3.3% for the three months ended March 2008 compared to 2.4% for the three months ended March 31, 2007. We believe this increase was driven, in part, by inconsistent user experience with our service, quality of our service and increased competition. We monitor churn on a daily basis and use it as an indicator of the level of customer satisfaction. Other companies may calculate churn differently, and their churn data may not be directly comparable to ours. Customers who have been with us for a year or more tend to have a significantly lower churn rate than customers who have not. Our churn will fluctuate over time due to increased competitive pressures, market place perception of our services and our ability to provide high quality customer care and add future innovative products and services.

Average monthly revenue per line. Average monthly revenue per line for a particular period is calculated by dividing our total revenue for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. The simple average number of subscriber lines for the period is the number of subscriber lines on the first day of the period, plus the number of subscriber lines on the last day of the period, divided by two. Our average monthly revenue per line increased slightly to $28.85 for the three months ended March 31, 2008 compared to $28.31 for the three months ended March 31, 2007. We continue to expect stability in our pricing environment. In addition, an increasing number of customers are choosing the residential unlimited plan as a result of the first month free promotion, which has a positive effect on longer term average monthly revenue per line.

Average monthly telephony services revenue per line. Average monthly telephony services revenue per line for a particular period is calculated by dividing our total telephony services revenue for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. Our average monthly telephony services revenue per line was $27.87 for the three months ended March 31, 2008 compared with $27.36 for the three months ended March 31, 2007.

Average monthly direct cost of telephony services per line. Average monthly direct cost of telephony services per line for a particular period is calculated by dividing our direct cost of telephony services for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. We use the average monthly direct cost of telephony services per line to evaluate how effective we are at managing our costs of providing service. Our average monthly direct cost of telephony services per line decreased to $7.26 for the three months ended March 31, 2008 compared to $8.03 for the three months ended March 31, 2007 since our fixed network costs are being spread over a larger subscriber line base.

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

Marketing cost per gross subscriber line addition was $216.47 for the three months ended March 31, 2008 compared to $273.24 for the three months ended March 31, 2007 as a result of our initiatives to improve marketing efficiency. We expect marketing cost per gross subscriber line addition to increase in the second quarter of 2008, consistent with prior year seasonal trends.

Employees. Employees represent the number of personnel that are on our payroll and exclude temporary or outsourced labor.

Regulation. Our business has developed in an environment largely free from regulation. However, the United States and other countries have begun to examine how VoIP services should be regulated, and a number of initiatives could have an impact on our business. For example, the FCC has concluded that wireline broadband Internet access, such as DSL and Internet access provided by cable companies, is an information service and is subject to lighter regulation than telecommunications services. This order may give providers of wireline broadband Internet access the right to discriminate against our services, charge their customers an extra fee to use our service or block our service. We believe it is unlikely that this will occur on a widespread basis, but if it does it would have a material adverse effect on us. Other regulatory initiatives include the assertion of state regulatory authority over us, local number portability, disability access and proposed reforms for the intercarrier compensation system. Complying with regulatory developments may affect our business by increasing our operating expenses, including legal and consulting fees, requiring us to make significant capital expenditures or increasing the taxes and regulatory fees we pay.

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

We also generate revenue by charging a fee for activating service. We charge an activation fee to our direct channel customers, or those customers who purchase equipment directly from us and to our retail channel customers, or customers who purchase equipment from retail stores. For our direct channel customers, activation fees, together with the related customer acquisition amounts for equipment, are deferred and amortized over the estimated average customer relationship period of 60 months. For our retail channel customers, rebates and retailer commissions up to but not exceeding the activation fee, are also deferred and amortized over the estimated average customer relationship period of 60 months. Starting January 1, 2008, the customer relationship period was reduced to 48 months for both the direct and retail channel. The amortization of deferred customer equipment expense is recorded to direct cost of goods sold. The amortization of deferred rebates is recorded as a reduction to telephony services revenue. The amortization of deferred retailer commissions is recorded as marketing expense. The net impact of this change was not material to the consolidated results of operations.

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

Prior to August 15, 2007, we accepted returns of customer equipment up to 30 days. From August 15, 2007 through January 31, 2008, customers had up to 60 days to return equipment. Starting February 4, 2008, returns of customer equipment was reduced back to 30 days. For all subscribers who became our customers from July 1, 2005 to February 1, 2007, we charged a disconnect fee to customers who terminated their service within one year of activation. For subscribers who became customers after February 1, 2007, we charge a disconnect fee to those customers who terminate their service within two years of activation. Disconnect fees are recorded as revenue and are recognized at the time the customer terminates service.

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

Total direct cost of telephony services. Total direct cost of telephony services primarily consists of fees that we pay to third parties on an ongoing basis in order to provide our services. These fees include:

•

Access charges that we pay to other telephone companies to terminate domestic and international calls on the public switched telephone network. These costs represented approximately 43% and 49% of our direct cost of telephony services for the three months ended March 31, 2008 and 2007, respectively, with a portion of these payments ultimately being made to incumbent telephone companies. When a Vonage subscriber calls another Vonage subscriber, we do not pay an access charge.

•	The cost of leasing interconnections to route calls over the Internet and transfer calls between the Internet and the public switched telephone networks of various long distance carriers.

•	The cost of leasing from other telephone companies the telephone numbers that we provide to our customers. We lease these telephone numbers on a monthly basis.

•	The cost of co-locating our regional data connection point equipment in third-party facilities owned by other telephone companies, internet service providers, or co-location facility providers.

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

•	Creative and production costs.

•	The costs to serve and track our online advertising.

•	Certain amounts we pay to retailers for newspaper insert advertising, product placement and activation commissions.

•	The cost associated with our customer referral program.

Depreciation and amortization expenses. Depreciation and amortization expenses include:

•	Depreciation of our network equipment, furniture and fixtures, and employee computer equipment.

•	Amortization of leasehold improvements and purchased software.

•	Amortization of intangible assets (patents and trademarks).

•	Gain or loss on disposal or impairment of property and equipment.

Other Income (Expense)

Other Income (Expense) consists of:

•	Interest income on cash, cash equivalents and marketable securities.

•	Interest expense on notes payable, the Verizon patent litigation judgment and capital leases.

•	Amortization of deferred financing costs.

•	Accretion of convertible notes.

•	Debt conversion expense relating to the conversion of notes payable to equity.

For 2008 and subsequent years through 2010, we will have annual interest expense on our convertible notes of at least $12,673 unless the convertible notes are converted, repaid prior to maturity date or the holders require us to repurchase all or any portion of the convertible notes on December 16, 2008. This amount will increase if we pay interest in kind on these notes and may increase if we refinance the notes at a higher interest rate.

Results of Operations

The following table sets forth, as a percentage of consolidated operating revenues, our consolidated statement of operations for the periods indicated:

	Three Months Ended March 31,
	2008	2007
Operating Revenues:
Telephony services	97%	97%
Customer equipment and shipping	3	3

	100	100

Operating Expenses:
Direct cost of telephony services (excluding depreciation and amortization)	25	29
Royalty	—	5

Total direct cost of telephony services	25	34
Direct cost of goods sold	10	7
Selling, general and administrative	35	46
Marketing	27	46
Depreciation and amortization	5	4

	102	137

Loss from operations	(2)	(37)

Other Income (Expense):
Interest income	1	3
Interest expense	(2)	(3)

	(1)	—
Loss before income tax benefit (expense)	(3)	(37)
Income tax benefit (expense)	—	—

Net loss	(3)%	(37)%

Summary of Results for the Three Months Ended March 31, 2008 and March 31, 2007

	For the Three Months Ended March 31,		Dollar Change	Percent Change
(in thousands, except percentages)	2008	2007
Telephony services	$216,980	$189,367	$27,613	15%
Direct cost of telephony services (excluding depreciation and amortization of $4,701 and $4,113, respectively)	56,498	55,566	932	2%
Royalty	—	10,415	(10,415)	(100)%

Telephony services revenue. The increase in telephony services revenue of $27,613, or 15%, was primarily due to an increase of $17,651 in monthly subscription fees resulting from an increased number of subscriber lines, which grew from 2,389,757 at March 31, 2007 to 2,610,360 at March 31, 2008. Also, the increase in our subscriber base and the change of our customer life from 60 months to 48 months in the first quarter of 2008 generated additional revenue from activation fees of $3,990, of which approximately $2,800 was related to the change in customer life. Increased revenue of $4,706 in regulatory fees we collected from customers which included $3,248 of USF was also a result of the increase in subscriber lines. Additionally, higher volume of international calling and add-on features to our service plans generated an increase of $5,089. We also had a $939 increase in the fees we charge for disconnecting our service, offset by a $391 increase in credits we issued and a $4,378 increase in bad debt expense partially attributable to the extension to our customer grace period for non-payment in the second quarter of 2007.

Direct cost of telephony services. The increase in direct cost of telephony services of $932, or 2%, was primarily due to the USF fees imposed by government agencies of $3,248, an increase in our network costs of $2,140, which includes costs for co-locating in other carriers’ facilities, for leasing phone numbers, routing calls on the Internet, and transferring calls to and from the Internet to the public switched telephone network and an increase in E-911 costs of $627. This was offset by decreases in termination costs of $3,133, which are costs to transfer calls to and from the Internet to the public switched telephone network, and taxes that we pay on our purchase of telecommunications services from our suppliers and imposed by government agencies of $2,072.

Royalty. The royalty expense of $10,415 for the three months ended March 31, 2007 was for the judgment entered against us in our patent litigation with Verizon. No royalty is required to be paid subsequent to our IP-litigation settlement with Verizon.

	For the Three Months Ended March 31,		Dollar Change	Percent Change
(in thousands, except percentages)	2008	2007
	(dollars in thousands)
Customer equipment and shipping	$7,637	$6,573	$1,064	16%
Direct cost of goods sold	22,072	13,333	8,739	66%

Customer equipment and shipping gross loss	$(14,435)	$(6,760)	$(7,675)	(114)%

Customer equipment and shipping revenue. Our customer equipment and shipping revenue increased by $1,064, or 16%, primarily due to an increase in customer equipment and rebates sales of $1,523 from more expensive devices and more retail devices sold, which was offset by the decrease in customer shipping revenue of $459 due to less period over period customer additions.

Direct cost of goods sold. The increase in direct cost of goods sold of $8,739, or 66%, was due to an increase in the cost of customer equipment of $7,393 including amortization costs on customer equipment, which were higher for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 due to the increase in subscriber base and the change of our customer life from 60 months to 48 months in the first quarter of 2008. The change in customer life accounted for approximately $2,500 of the increase in customer equipment. Also, for the three months ended March 31, 2008, we incurred additional costs to recondition and test our returned inventory. We also incurred additional costs on promotional items in order to reduce churn. In addition, shipping cost increased by $1,347 due to higher shipping rates offset by fewer devices shipped for the three months ended March 31, 2008.

	For the Three Months Ended March 31,		Dollar Change	Percent Change
(in thousands, except percentages)	2008	2007
	(dollars in thousands)
Selling, general and administrative	$79,392	$90,992	$(11,600)	(13)%

Selling, general and administrative. The decrease in selling, general and administrative expenses of $11,600, or 13%, was due to the decrease in salaries and employee-related benefits of $5,857 related to the period over period decrease in the average number and mix of employees, the decrease in compensation expense for stock-based awards of $5,028, the decrease in professional fees of $5,514 primarily related to legal fees for our patent infringement litigation and the decrease in our facility maintenance and other administrative expenses of $1,303. The decrease was offset by the increase in kiosk operating costs of $2,717, the increase in fees for recruitment of new employees and outsourced labor costs of $1,220 and the increase in various settlement costs of $1,114. As we continued to add customers, our credit card, debit card and ECP fees have increased as well by $647.

	For the Three Months Ended March 31,		Dollar Change	Percent Change
(in thousands, except percentages)	2008	2007
	(dollars in thousands)
Marketing	$60,899	$90,850	$(29,951)	(33)%

Marketing. The decrease in marketing expense of $29,951, or 33%, was driven by our plan to balance growth with profitability. We had reductions in our television advertising of $9,994, in alternative media of $8,693, in online advertising of $6,282, in retail advertising of $2,326 and other miscellaneous marketing costs of $2,656.

	For the Three Months Ended March 31,		Dollar Change	Percent Change
(in thousands, except percentages)	2008	2007
	(dollars in thousands)
Depreciation and amortization	$10,209	$7,859	$2,350	30%

Depreciation and amortization. The increase in depreciation and amortization of $2,350, or 30%, was due to an increase in depreciation of network equipment, computer equipment and amortization related to patents and software.

	For the Three Months Ended March 31,		Dollar Change	Percent Change
(in thousands, except percentages)	2008	2007
	(dollars in thousands)
Interest income	$1,400	$6,067	$(4,667)	(77)%
Interest expense	(5,571)	(5,149)	(422)	(8)%
Other, net	(164)	17	(181)	*

	$(4,335)	$935	$(5,270)

Interest income. The decrease in interest income of $4,667, or 77%, was due to the decrease in cash, cash equivalents and marketable securities and lower interest rates for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

Interest expense. The increase in interest expense was primarily due to additional deferred financing cost of $331 and the increase in interest expense on the AT&T litigation settlement of $841, which was offset by the decrease of $720 in interest expense on the Verizon judgment and royalty required to be deposited into escrow in 2007.

Provision for Income Taxes

We have net losses for financial reporting purposes. Recognition of deferred tax assets will require generation of future taxable income. There can be no assurance that we will generate sufficient taxable income in future years. Therefore, we established a valuation allowance on net deferred tax assets of $386,597 as of March 31, 2008.

As of March 31, 2008, we had net operating loss carryforwards for U.S. federal and state tax purposes of $748,071 and $718,894, respectively, expiring at various times from years ending 2020 through 2028. In addition, we had net operating loss carryforwards for Canadian tax purposes of $60,509 expiring through 2014. We also had net operating loss carryforwards for United Kingdom tax purposes of $28,822 with no expiration date.

	For the Three Months Ended March 31,		Dollar Change	Percent Change
(in thousands, except percentages)	2008	2007
	(dollars in thousands)
Net loss	$(8,961)	$(72,334)	$63,373	88%

Net Loss. Based on the explanations described above, our net loss of $8,961 for the three months ended March 31, 2008 decreased by $63,373, or 88%, from $72,334 for the three months ended March 31, 2007.

Liquidity and Capital Resources

Overview

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2008	2007
	(dollars in thousands)
Net cash provided by (used in) operating activities	$10,522	$(58,719)
Net cash provided by (used in) investing activities	25,021	3,877
Net cash provided by (used in) financing activities	(201)	227

Historically, we have incurred operating losses since our inception and until recently, we generated negative cash flows from operations. Our primary sources of funds have been proceeds from private placements of our preferred stock, a private placement of our convertible notes, an initial public offering of our common stock, operating revenues and borrowings under notes payable from our principal stockholder and Chairman, which were subsequently converted into shares of our preferred stock. We have used these proceeds for working capital, funding operating losses, IP litigation settlements and other general corporate purposes.

Although our net losses initially were driven primarily by start-up costs and the cost of developing our technology, more recently our net losses have been driven by our growth strategy and settlement of our IP litigation. In addition, we plan to continue to invest in research and development and customer care. In 2007, we announced a plan seeking to balance growth with profitability. We intend to continue to pursue growth because we believe it will position us as a strong competitor in the long term. Although we believe we will achieve profitability in the future, we ultimately may not be successful and we may never achieve profitability. We believe that cash flow from operations and cash on hand will fund our operations for at least the next twelve months. However, as described below, if we are unable to refinance our convertible notes, we may not be able to meet our debt and other obligations and may be required to take certain other actions in order to meet these obligations.

Our consolidated financial statements as of March 31, 2008 and December 31, 2007 have been prepared under the assumption that we will continue as a going concern for the twelve months ending December 31, 2008. Our independent registered public accounting firm’s report dated March 17, 2008 on our 2007 financial statements included an explanatory paragraph referring to our $217,000 working capital deficit caused primarily by $253,460 of convertible notes due December 1, 2010 classified as a current liability since they can be put to us on December 16, 2008 and expressing substantial doubt as to our ability to continue as a going concern without refinancing them or obtaining additional debt or equity capital. As of March 31, 2008, we had a working capital deficit of approximately $232,000, caused primarily by the convertible notes outstanding being classified as a current liability.

Our ability to continue as a going concern is subject to our ability to successfully repurchase, refinance or restructure our convertible notes. As of March 31, 2008, we had convertible notes outstanding in the aggregate principal amount of $253,460. For 2008 and subsequent years through 2010, we will have annual interest expense on our convertible notes of at least $12,673 unless the convertible notes are converted or repaid prior to maturity date. This amount will increase if we pay interest in kind on these notes or if we refinance the notes at a higher rate of interest. On December 16, 2008, the holders of our convertible notes may require us to repurchase all or a portion of our outstanding notes. On April 18, 2008, we signed a non-binding letter of intent with a third party financing source to provide $215,000 in a private debt financing. Although the terms of this financing arrangement may change, we expect that approximately two-thirds of the financing, if completed, will be provided through a senior secured credit facility and approximately one-third will be provided through issuance of convertible secured notes. If the financing is consummated, we expect that the newly issued convertible notes may be converted into common stock at a price that is a premium to the 30-day trailing volume weighted average price prior to closing, subject to a cap. We intend to use the net proceeds from this financing, if completed, plus cash on hand, to repay, tender for or redeem our existing convertible notes. The letter of intent is a proposal that will be used as a basis for financing and does not constitute a commitment. There can be no assurance that this or any other refinancing transaction will occur. If we are unable to refinance or restructure our notes or obtain additional debt or equity capital, on favorable terms, or at all, we may face substantial liquidity challenges and we may be forced to reduce or delay capital or other material expenditures, including significantly reducing our marketing expenditures or disposing of material assets to meet our potential repurchase and other obligations. The inability to repurchase, refinance or restructure our convertible notes could lead to our bankruptcy, reorganization, insolvency or liquidation. Because there can be no assurance that we will be successful in refinancing or restructuring the convertible notes, or obtain additional debt or equity capital, there is substantial doubt as to our ability to continue as a going concern.

We also have contingent liabilities for state and local sales taxes. As of March 31, 2008, we had a reserve of $5,360. If our ultimate liability exceeds this amount, it could have a material adverse effect on us. However, we do not believe it would significantly impair our liquidity.

To the extent we change our plans, or if our expectations are wrong, we may need to seek additional funding by accessing the equity or debt capital markets. In addition, although we do not currently anticipate any acquisitions, we may need to seek additional funding if an attractive acquisition opportunity is presented to us. However, our significant losses to date may prevent us from obtaining additional funds on favorable terms or at all. Because of our historical net losses and our limited tangible assets, we do not fit traditional credit lending criteria, which, in particular, could make it difficult for us to obtain loans or to access the debt capital markets. In addition, the terms of our outstanding convertible notes provide for additional shares to be issued upon conversion if we sell shares of our common stock after our initial public offering at a price that is less than the average trading price of our common stock over the 10-day period prior to any such sale, which might limit our access to the capital markets. Further, the ability to raise additional capital through the issuance of equity securities may be impeded due to the litigation surrounding our IPO and our current stock price.

Capital expenditures

Capital expenditures are mainly for the purchase of network equipment and computer hardware as we continue to expand our network and for the implementation of software solutions. We continue to invest heavily in networking equipment, technology, corporate facilities and information technology infrastructure. Our capital expenditures for the three months ended March 31, 2008 were $10,875, of which $7,363 was for software acquisition and development. For 2008, we believe our capital expenditures will be approximately $50,000. However, if we are unable to refinance our convertible notes, our capital expenditures will be reduced as necessary.

Operating Activities

Cash provided by operating activities for the three months ended March 31, 2008 was $10,522 and consisted of a net loss of $8,961, $6,262 provided by working capital and other activities and $13,221 for adjustments for non-cash items. Adjustments for non-cash items consisted primarily of depreciation and amortization of $10,209 and $1,886 for stock option compensation. Working capital and other activities primarily consisted of a net increase in cash of $2,201 for accounts payable and accrued expenses, which are primarily related to marketing and other liability, an increase in cash of $2,654 for deferred revenue and deferred product costs and $3,587 for inventory, offset by a decrease in cash for accounts receivable of $1,846.

Cash used in operating activities for the three months ended March 31, 2007 was $58,719 and consisted of a net loss of $72,334, offset by adjustments for non-cash items of $16,250 and $2,635 used in working capital and other activities. Adjustments for non-cash items consisted primarily of depreciation and amortization of $7,859 and $6,914 for stock option compensation. Working capital activities primarily consisted of a net increase in cash of $5,297 for accounts payable and accrued expenses primarily related to marketing and the Verizon patent litigation judgment entered against us and $4,844 for deferred revenue net of deferred product costs offset by a decrease in cash of $8,706 for prepaid expenses and $4,857 for inventory.

Investing Activities

Cash provided by investing activities for the three months ended March 31, 2008 of $25,021 was attributable to net sales and purchases of marketable securities of $38,482 offset by capital expenditures, purchase of intangible assets and development of software assets of $10,875 and $2,586 for the increase in restricted cash.

Cash provided by investing activities for the three months ended March 31, 2007 of $3,877 was attributable to net purchases and sales of marketable securities of $34,861 offset by capital expenditures and development of software assets of $14,053 and $16,931 for the increase in restricted cash. Cash from our IPO in May 2006 and debt offering in December 2005 and January 2006 was invested in marketable securities, pending use to fund our loss from operations.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2008 of $201 was primarily for capital lease payments.

Cash provided by financing activities for the three months ended March 31, 2007 of $227 was attributable to net proceeds received from the exercise of stock options and monies received from customers that owed money through our Directed Share Program related to our IPO in May 2006, which was offset by capital lease payments.

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

On an ongoing basis, we evaluate our estimates, including the following:

•

those related to the average period of service to a customer (the “customer relationship period”) used to amortize deferred revenue and deferred customer acquisition costs associated with customer activation For 2007, the estimated customer relationship was 60 months. For 2008, the customer relationship period was reduced to 48 months;

•	the useful lives of property and equipment; and

•

assumptions used for the purpose of determining stock-based compensation using the Black-Scholes option model (“Model”). The key inputs for this Model are stock price at valuation date, strike price for the option, the dividend yield, risk-free interest rate, life of option in years and volatility.

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

We also generate revenues by charging a fee for activating service. Through September 2005, we charged an activation fee to customers in the direct channel. Beginning in July 2005, we also began charging an activation fee in the retail channel. Customer activation fees, along with the related customer acquisition amounts for customer equipment in the direct channel and for rebates and retailer commissions in the retail channel up to but not exceeding the activation fee, are deferred and amortized over the estimated average customer relationship period. The amortization of deferred customer equipment is recorded to direct cost of goods sold. The amortization of deferred rebates is recorded as a reduction to telephony services revenues. The amortization of deferred retailer commissions is recorded as marketing expense. For 2006 and 2007, the estimated customer relationship period was 60 months. For 2008, the customer relationship period was reduced to 48 months.

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

Net Operating Loss Carryforwards

As of March 31, 2008, we had net operating loss carryforwards for U.S. federal and state tax purposes of $748,071 and $718,894, respectively, expiring at various times from years ending 2020 through 2028. In addition, we had net operating loss carryforwards for Canadian tax purposes of $60,509 expiring through 2014. We also had net operating loss carryforwards for United Kingdom tax purposes of $28,822 with no expiration date.

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

Stock-Based Compensation

Prior to the adoption of Statement of Financial Accounting Standards 123(R), or SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25, as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or SFAS 123. Under the intrinsic value method, no stock-based compensation expense for employee stock options had been recognized in our results of operations in prior periods unless the exercise price of the stock options granted to employees and directors was less than the fair market value of the underlying common stock at the date of grant. In accordance with the modified prospective transition method that we used in adopting SFAS 123(R), the consolidated financial statements prior to 2006 have not been restated to reflect, and do not include, the possible impact of SFAS 123(R).

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”. Under SFAS No. 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 was effective for us beginning in the first quarter of 2008. We currently do not have any instruments eligible for election of the fair value option. Therefore, the adoption of SFAS No. 159 in the first quarter of 2008 did not impact our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB FSP 157-2 which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, we adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II— Other Information

Item 1.  Legal Proceedings

We are subject to a number of lawsuits, government investigations and claims arising out of the conduct of our business. See a discussion of our litigation matters in Note 2 of Notes to our Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. This information should be read in conjunction with the risk factors in such Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Initial Public Offering

On May 23, 2006, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File No. 333-131659) relating to our IPO. After deducting underwriting discounts and commissions and other offering expenses, our net proceeds from the offering equaled approximately $491,144, which includes $1,896 of costs incurred in 2005. We have invested the net proceeds of the offering in short-term, interest bearing securities pending their use to fund our expansion, including funding marketing expenses and operating losses. Except for payments made in 2007 in connection with IP litigation settlements, there has been no material change in our planned use of proceeds from our IPO as described in our final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b). We did not use any of the net proceeds from the IPO until the year ended December 31, 2007. Since January 2007, we used $270,926 of the net proceeds from the IPO to fund operating activities including $206,375 for IP litigation settlements and $58,107 for capital expenditures, software development and purchase of intangible assets.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

On May 8, 2008, Vonage entered into a Master Services Agreement with Covad Communications Company (“Covad”) pursuant to which Vonage will purchase DSL services from Covad for resale to Vonage’s customers under its brand name and trademarks. Vonage has committed to pay to Covad an aggregate of not less than (i) $500 in the period from May 8, 2008 to August 7, 2009, (ii) $1,000 in the period from August 8, 2009 to August 7, 2010 and (iii) $3,200 in the period from August 8, 2010 to August 7, 2011. To the extent that payment levels in a commitment period are more than the minimum commitment, such excess amounts will be credited towards the minimum commitment in future commitment periods. Subject to customary rights of termination, the initial term of the agreement expires on August 7, 2011 and thereafter continues month-to-month until terminated upon prior notice.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Letter Agreement, dated November 8, 2006, between Vonage America Inc. and Jamie E. Haenggi (1)

10.2	Confidential Separation Agreement and General Release, dated April 9, 2008, between Vonage Holdings Corp. and Sharon A. O’Leary (1)

10.3	Non-Executive Director Compensation Program effective July 1, 2008 (1)

31.1	Certification of the Company’s Interim Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of the Company’s Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

(1)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VONAGE HOLDINGS CORP.

Dated: May 12, 2008	By:	/s/ JOHN S. REGO
John S. Rego
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	Letter Agreement, dated November 8, 2006, between Vonage America Inc. and Jamie E. Haenggi (1)

10.2	Confidential Separation Agreement and General Release, dated April 9, 2008, between Vonage Holdings Corp. and Sharon A. O’Leary (1)

10.3	Non-Executive Director Compensation Program effective July 1, 2008 (1)

31.1	Certification of the Company’s Interim Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of the Company’s Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

(1)	Filed herewith.