Form 10-K/A
period 2007-12-31
VONAGE HOLDINGS CORP
filed 2008-08-11
CIK 1272830

UNITED STATES SECURITIES AND EXCHANGE COMMISSION • WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

Vonage Holdings Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to amend earlier disclosures relating to executive compensation that were included in its proxy statement for its 2008 annual meeting of shareholders, which disclosures were incorporated by reference into Item 11 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “Form 10-K”). This Amendment No. 1 includes disclosure responsive to comments received from the staff of the Securities and Exchange Commission. The amendments are as follows:

•

On page 3 of Amendment No. 1 under “Compensation—Compensation Discussion and Analysis—Determination of Competitive Compensation,” the Company added the following sentence immediately under the bullet points: “Because we were seeking survey data covering a broad range of companies meeting the criteria set forth above, we did not focus on, or ascertain the identities of, the individual companies included in the survey data.”

•

On page 11 of Amendment No. 1 the “Summary Compensation Table” was revised to indicate that all amounts listed in the column “Non-Equity Incentive Plan Compensation” are related to 2006, rather than for 2007, compensation.

There are no other changes to the information incorporated by reference in Item 11 of the Company’s Form 10-K. However, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934 (“Rule 12b-15”), the complete text of Item 11, as amended by the changes described above, is set forth below. In addition, because Rule 12b-15 requires new officers’ certifications to be included as exhibits to the Form 10-K, as amended by Amendment No.1, the complete text of Item 15 (Exhibits and Financial Statement Schedules) is also included in Amendment No. 1.

PART III

ITEM  11. Executive Compensation

Compensation Committee Interlocks and Insider Participation

During fiscal 2007, the members of our compensation committee were Mr. David, Mr. Barris, Mr. Miller and Governor Ridge. None of the members of our compensation committee was at any time in fiscal 2007, or formerly, an officer or employee of Vonage, and none of the members of our compensation committee had any relationship with Vonage requiring disclosure as a related person transaction under Item 404 of Regulation S-K. During fiscal 2007, none of our executive officers served as a member of the compensation committee or board of directors of any entity that had one or more executive officers that served on our compensation committee or board of directors.

Compensation Committee Report

The information contained in this report shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, except to the extent that Vonage specifically incorporates it by reference into a document filed under the Securities Act of 1933 or the Exchange Act.

The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis set forth below. Based on the foregoing review and discussion, the compensation committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in this proxy statement for filing with the SEC.

By the Compensation Committee of the Board of Directors of Vonage Holdings Corp.

Morton David, Chairman

J. Sanford Miller

Peter Barris

Governor Tom Ridge

COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

In this Compensation Discussion and Analysis, we address the compensation provided to our named executive officers listed in the Summary Compensation Table that immediately follows this discussion, the goals that we seek to achieve through our executive compensation program and other important factors underlying our compensation practices and policies.

Compensation Objectives

The 2007 compensation for our executive officers was designed to meet the following objectives:

•	Provide competitive compensation in order to attract, retain and motivate highly-skilled executives. We refer to this objective as “competitive compensation.”

•	Reinforce the importance of meeting and exceeding identifiable and measurable goals. We refer to this objective as “performance incentives.”

•	Provide meaningful equity ownership that will align the value of our equity compensation with the creation of stockholder value. We refer to this objective as “alignment with stockholder interests.”

•	Provide an incentive for long-term continued employment with us. We refer to this objective as “retention incentives.”

The principal components of 2007 compensation are as follows:

Type of Compensation	Objectives Addressed
Salary	Competitive Compensation

Annual Cash Bonus	Performance Incentives Competitive Compensation

Long-Term Incentives—Stock Options and Restricted Stock Units	Retention Incentives Alignment with Stockholder Interests Performance Incentives Competitive Compensation

Our compensation committee reviews the compensation program annually to determine if changes should be made to address the objectives described above.

Engagement of Compensation Consultant

The compensation committee engages its own independent advisor, Hewitt Associates, to assist in carrying out its responsibilities under its charter. For more information on the role of Hewitt Associates, see “Corporate Governance—Board Committees—Compensation Committee.”

Determination of Competitive Compensation

In assessing competitive compensation for 2007, we used the following data sources:

•

Radford Executive Survey, covering companies in the telecommunications industry and high technology companies. We generally focused on survey data for the 83 companies with revenues from $500 million to $1 billion. In the case of Mr. Citron, we referenced all 508 companies in the survey, because there was insufficient data in the more limited sample based on revenues.

•	Mercer US Executive Compensation Survey, covering a large number of companies in several major industrial groupings. We utilized information regarding the 232 companies in the survey with revenues from $500 million to $1 billion, the 72 telecommunications industry companies in the survey, or both groups of companies, depending on the nature of the respective executive’s duties and the availability of relevant data for each executive position.

•

Watson Wyatt Top Management Compensation Survey, covering a large number of companies in a range of industry categories. We generally utilized information regarding 72 companies in the survey with revenues from $500 million to $1 billion, telecommunications and communications industry companies in the survey, or both groups of companies, depending on the nature of the respective executive’s duties and the availability of relevant data for each executive position.

Because we were seeking survey data covering a broad range of companies meeting the criteria set forth above, we did not focus on, or ascertain the identities of, the individual companies included in the survey data.

Except with respect to Mr. Citron and Ms. O’Leary, we placed the most weight (50%) on the Radford Executive Survey because we believed it provided the most relevant data. We believe that telecommunications companies and high technology companies with comparable revenues represent an appropriate comparison group for our executives because they are the companies against which we are most likely to compete for executive talent. We weighted the data from each of the other surveys at 25%. With respect to Mr. Citron, we rated each survey equally because we did not limit the Radford Executive Survey data used for him to companies in the revenue range we used for the other executives. We also weighted each survey equally for Ms. O’Leary, due to considerations relating to the nature of her duties as our principal legal officer. We refer to the weighted data sources described above as the “market sample.”

In 2007, we targeted salaries for the named executive officers at the 50th percentile of the market sample. For total cash compensation, which is base salary and the target amount of annual cash bonus, we targeted a minimum level at the 50th percentile, but provide for payments of up to the 75th percentile contingent on the achievement of strong performance. We also targeted the same 50th to 75th percentile range for total direct compensation, which is base salary, the target amount of annual bonus and stock-based grants. We believe these target levels were appropriate because we want to reward the achievement of our aggressive performance goals.

A significant portion of our compensation is performance-based. Therefore, actual cash compensation paid to our named executive officers may vary from targeted levels based on achievement of performance targets. Moreover, the comparative analysis described above provides only guidelines, and we do not follow them rigidly. Variations may occur based on specific considerations relating to our operations and the market for our securities. For example, as explained in more detail below under “Long-Term Incentives,” we decided to provide special equity grants to almost all of our employees, including most of our named executive officers, in August 2007.

Salaries

The only named executive officer who received a salary increase not tied to a promotion was our former Chief Executive Officer, Michael F. Snyder, whose salary was increased from $500,000 per annum to $550,000 per annum. This increase placed Mr. Snyder within the competitive guideline described above. Because their salaries already were within the competitive guideline, we did not increase in the salaries of Messrs. Citron, Rego and Mamakos or Ms. O’Leary. Mr. Citron assumed Interim Chief Executive Officer duties following Mr. Snyder’s separation in April 2007.

Ms. Haenggi was promoted to the position of Chief Marketing Officer in April 2007. In connection with the promotion, we increased her salary to $275,000 per annum, which placed her salary within our competitive guidelines.

Annual Cash Bonuses

When determining the annual bonuses of our executive officers, the compensation committee takes into account achievement of objective performance criteria as described below. The compensation committee also considers discretionary factors relating to the executive’s individual performance.

For 2007, the target bonus percentages for the named executive officers were as follows:

Name	Percentage of Salary Payable at Target Award Level
Jeffrey Citron	100%
Michael Snyder	100%
John S. Rego	100%
Louis Mamakos	50%
Sharon A. O’Leary	80%
Jamie Haenggi	60%*

*	In March 2008, the compensation committee increased Ms. Haenggi’s target bonus opportunity from 40% to 60% of her salary.

The compensation committee, with the assistance of management, devoted considerable effort over a period of several months to determine the appropriate financial measures and weighting of measures to use in connection with the 2007 annual bonus program. Although the committee determined which measures to use in March 2007, it continued to focus on the appropriate weighting of the factors and the extent to which business unit leaders should have a larger portion of their potential bonus based on corporate performance.

During the third quarter of 2007, we instituted a project, called “Vonage 2.0,” to

•	repair business fundamentals, namely marketing, user experience and cost management;

•	strengthen our business core through several initiatives, including improvement of service and rollout of new plans and features; and

•	grow from the business core, including by entering adjacent markets.

Management believed that to achieve these goals, a strong, unified effort of all of our employees was required. To motivate all employees, including our named executive officers, to focus on the success of this initiative, management recommended that bonuses for all participating employees be based exclusively on achieving the company-wide performance measures.

In addition, management provided revised weightings that reflected the compensation committee’s views in light of challenges confronting Vonage. These challenges also are addressed in the Vonage 2.0 project.

The measures used for the 2007 bonus program were the following:

•

Revenue (15% of target bonus)—We calculate revenue based on total cash received from customers after deducting bad debt charges, credits and promotional discounts. We use revenue, net of the deductions, because it is a fundamental indicator of growth for a company in an emerging sector of the telecommunications industry.

•

Subscriber Line Acquisition Cost (“SLAC”) (15% of target bonus)—SLAC is total marketing expense divided by subscriber line additions. We use SLAC because it is an effective measure of how efficiently we spend funds to acquire new customers.

•

Pre-Marketing Operating Income Per Line (“PMOI”) (15% of target bonus)—PMOI is the average cash earned from an existing subscriber line and excludes SLAC and the net device subsidy, which relates to the subsidy we provide to new customers for equipment purchases. We use PMOI because it is an important indicator of our ability to achieve operational efficiency. We expect PMOI to increase as we spread fixed costs over an increasing number of subscriber lines.

•

Churn (25% of target bonus)—Churn relates to the average monthly percentage of customers that terminate service. We calculated churn by dividing the number of customers that terminated during 2007 by the simple average number of customers during 2007, and dividing the result by 12. The simple average number of customers is the number of customers on the first day of 2007 plus the number of customers on the last day of 2007, divided by two. We use churn as a performance measure because it addresses our success in retaining subscribers. Reducing churn can have a significant positive impact on revenue and profitability.

•

Adjusted Operating Loss (30% of target bonus)—We define adjusted operating loss as loss from operations, calculated in accordance with generally accepted accounting principles (GAAP), excluding depreciation, amortization and non-cash stock compensation expenses. In addition, the compensation committee subsequently adjusted this measure by eliminating intellectual property royalty and litigation expenses and severance expenses. The compensation committee views adjusted operating loss as the most important performance measure because it is a “bottom line” indicator of our long-term viability, and of management’s performance. Depreciation, amortization and non-cash stock compensation expense are excluded because they represent non-cash charges that we believe do not reflect on management’s performance. Excluding intellectual property royalty and litigation expenses and severance expenses reflects our judgment that management should not be penalized for expenses relating to intellectual property litigation, which were essentially out of their control, or by expenses relating to (i) our reduction in force, which occurred on April 12, 2007 and resulted in the termination of 135 employees and (ii) other individual termination arrangements approved by the committee or made under our severance practices.

A 100% payout on any of the measures required our achieving the targeted amount for the measure. We viewed these targeted amounts as aggressive, requiring superior performance. The minimum payment, equal to 25% of the target bonus, would be payable if a threshold level of performance was achieved. The maximum payment, equal to 175% of the target bonus, would be payable only upon outstanding performance. Payouts between threshold and maximum amounts increased in proportion to the increase or decrease, as applicable, of the relevant performance measure:

Performance Measure	Threshold	Target	Maximum
Revenue	$840 million	$950 million	$1,060 million
SLAC	$290.00	$235.00	$180.00
PMOI	$9.00	$9.80	$10.60
Churn	2.5%	2.1%	1.7%
Adjusted Operating Loss	$148 million	$118.815 million	$89.630 million

The award payable based on our actual performance was 73% of the total target bonus, as indicated by the following table:

Performance Measure	2007 Performance	Percent of Target Award for the Measure	Target Award for Measure as Percentage of Total Target Award	Percentage of Total Target Award Based on Performance
Revenue	$828.228 million	0%	15%	0%
SLAC	$246	87%	15%	13%
PMOI	$9.44	53%	15%	8%
Churn	2.8%	0%	25%	0%
Adjusted Operating Loss	$46.372 million	175%	30%	52%

Percent of Total Target Award				73%

However, as in prior years, the compensation committee also considered discretionary factors relating to the executive’s personal contributions to Vonage. At the recommendation of our Chairman, Chief Strategist and Interim Chief Executive Officer, the compensation committee adjusted the bonuses of all named executive officers other than Mr. Citron. Mr. Rego’s bonus reflected improved cost management in the second half of 2007 and his significant role in resolving intellectual property disputes, offset by a material weakness our financial staff discovered in the design of our internal control procedures relating to recording stock-based compensation expense, which was remediated as of December 31, 2007. Mr. Mamakos’ bonus reflected his contribution to resolving our intellectual property litigation and completing key technical projects. Ms. Haenggi’s bonus was based on her significant accomplishments, including a significant reduction in SLAC following her promotion in April 2007.

Based on the corporate performance rating and the recommendation of the Chairman, Chief Strategist and Interim Chief Executive Officer regarding the personal contribution of the named executive officers other than himself, our board of directors approved the following annual bonus payments to the named executive officers:

Name (1)	2007 Bonus Award	Award as Percentage of Target Award Opportunity
Jeffrey Citron	$438,000	73%
John S. Rego	$190,000	63%
Louis Mamakos	$90,000	82%
Jamie Haenggi	$200,000	132%

(1)	Mr. Snyder’s and Ms. O’Leary’s bonus payments were determined by the terms of their respective employment agreements and separation agreements. See “—Severance Arrangement with Michael Snyder,” “—Severance Arrangement with Sharon A. O’Leary” and “Potential Payments Upon Termination or Change of Control—Employment Agreements” below.

These payments are reflected in the “Bonus” column of the Summary Compensation Table.

Long-Term Incentives

Annual Stock Option Grants: In 2007, the compensation committee approved stock option grants to the executive officers based on 2006 corporate performance, competitive data with respect to market sampling, the level of the individual’s responsibility and individual contributions to Vonage. The stock options were granted on March 14, 2007.

The stock option grants made in 2007 followed the competitive compensation guidelines discussed above. The compensation committee also considered the recommendations of the Chairman, Chief Strategist and Interim Chief Executive Officer for the named executive officers. The executive officers received the following stock option grants in March 2007:

Name	Number of Shares Underlying Stock Options
Jeffrey Citron	1,000,000
Michael Snyder	1,000,000
John S. Rego	205,000
Louis Mamakos	75,000
Sharon A. O’Leary	155,000
Jamie Haenggi	*

*	Ms. Haenggi did not receive a stock option grant in March 2007 because she was not eligible based on the date of her hire.

Ms. Haenggi received an option to purchase 100,000 shares in April 2007 upon her promotion to the position of our Chief Marketing Officer. She also received an additional option to purchase 100,000 shares in December 2007 in recognition of her meritorious performance in connection with the Vonage 2.0 project.

Special Equity Grant: In August 2007, our Chairman, Chief Strategist and Interim Chief Executive Officer expressed concerns that our long-term incentive program was not meeting the objectives it was designed to address. He noted that the market value of our common stock declined by 60% within 90 days after our initial public offering in May 2006. In addition, an adverse court decision in major intellectual property litigation during 2007 further diminished the market value of our common stock.

We believe that these factors largely were out of the control of our employees. Nevertheless, at July 31, 2007, all stock options held by employees who commenced employment with us after June 30, 2004 had an exercise price above the market price of our common stock. Our principal executive officer was concerned that most executive officers and other key employees were not aligned with stockholder interests because they did not have meaningful equity ownership. In addition, he believed our challenges in 2007, particularly adverse litigation developments, rendered the outstanding equity compensation ineffective in providing competitive compensation or performance incentives. Finally, he believed that our equity grants were not helping us retain key employees because over 90% of all outstanding stock options had an exercise price above the market price of our common stock, and the increase in stock price necessary to enable the realization of meaningful value would be formidable for most employees. Our principal executive officer felt that this situation was contributing to low morale and employee attrition.

Therefore, our principal executive officer recommended a special equity award that he felt would provide meaningful incentives to, and help retain, our employees. Based on this recommendation, the compensation committee approved a special award of stock options and restricted stock units to our employees. These awards also were made to our named executive officers other than Mr. Citron. In approving the awards, the compensation committee noted that the dilutive impact of the special equity awards would be muted because approximately six million shares of underlying stock options and restricted stock units issued since January 1, 2006 have been returned due to employee turnover. In addition, a large number of outstanding options may never be exercised because of their high exercise prices.

Based on the recommendations of our Chairman, Chief Strategist and Interim Chief Executive Officer, the compensation committee granted the following equity awards to the other named executive officers in August 2007:

Name	Number of Shares Underlying Stock Options	Number of Restricted Stock Units
John S. Rego	200,000	84,000
Louis Mamakos	200,000	84,000
Sharon A. O’Leary	200,000	84,000
Jamie Haenggi	200,000	84,000

The total number of shares underlying options and restricted stock units granted to the named executive officers in 2007 are set forth below in the Grants of Plan-Based Awards table. The dollar amounts shown in the Summary Compensation Table for stock-based awards generally reflect the dollar amounts recognized for financial statement purposes in 2007. Therefore, the Summary Compensation Table reflects only a portion of the grant date fair value of the options and restricted stock units granted in 2007. It also includes a portion of the grant date fair value with respect to options and restricted stock units awarded in prior years. See the footnotes to the Summary Compensation Table for further information.

Perquisites

We generally do not provide personal benefits or perquisites to executive officers. However, some of our named executive officers negotiated for perquisites when hired. For example, we pay premiums for medical, dental, short-term disability, long-term disability, and life and accidental death and dismemberment coverage for Louis Mamakos, Jeffrey Citron and John Rego, and we provided these benefits to Michael Snyder prior to his departure. We paid premiums for short-term disability, long-term disability, and life and accidental death and dismemberment coverage for Sharon O’Leary and Jamie Haenggi. Our incremental costs for these perquisites are shown in the Summary Compensation Table.

Severance Arrangement with Sharon A. O’Leary

Ms. O’Leary’s severance agreement with us reflects the determination by our board of directors that she resigned for “good reason” under her employment agreement. Therefore, the payments and other benefits to Ms. O’Leary are generally the same as called for under her employment agreement upon a “resignation for good reason.” This also reflects our practice for terminated senior officers who execute general releases as Ms. O’Leary did. See “Potential Payments Upon Termination or Change in Control—Employment Agreements—Sharon A. O’Leary” for further information.

Severance Arrangement with Michael Snyder

Our board of directors decided to treat Mr. Snyder’s departure as a “resignation for good reason” under his employment agreement. This was done to facilitate an amicable and prompt resolution of compensation issues and related matters. Therefore, the payments and other benefits to Mr. Snyder are generally the same as called for under his employment agreement upon a “resignation for good reason.” They also reflect our practices for terminated senior executive officers who execute general releases, as Mr. Snyder did. See “Potential Payments Upon Termination or Change in Control—Employment Agreements—Michael Snyder” for further information.

Equity Grant Practices

The compensation committee approves all grants of stock options and restricted stock units made to executive officers and other officers at the Senior Vice President level. The compensation committee usually makes annual grants in March of each year. The compensation committee makes grants for newly hired or newly promoted executive officers at the time of hire or promotion, and otherwise makes grants at other times of the year only in special circumstances. As described above, the compensation committee approved special grants of stock options and restricted stock units to the named executive officers in August 2007.

We do not backdate grants of stock options or restricted stock units, nor do we time grants to coincide with the release of material non-public information about Vonage. All grants made prior to May 16, 2007 were dated the actual date of grant. All grants, other than grants for newly hired employees, made on and after May 16, 2007 are dated on the first trading day of the month immediately following the month in which the option is granted. Grants for newly hired employees are dated the first trading day of the month immediately following the month in which the employee commences employment with us.

We set the exercise price of stock options based on the closing price of our common stock as reported on the New York Stock Exchange on the date of grant.

Ongoing and Post-Employment Compensation

We have benefit plans, employment agreements and other arrangements for our named executive officers that accrue value as the executive officer continues to work for us or provide special benefits upon certain types of termination events. These plans, employment agreements and arrangements were designed to be part of a competitive compensation package.

Employment Agreement and Change of Control Provisions of Equity Grants: We have employment agreements with each of Mr. Citron, Mr. Rego and Mr. Mamakos, which set forth the terms of their employment with us. We believe that the employment agreements provide a competitive total compensation package and are appropriate for the respective responsibilities and duties of the executives.

Among other terms, the employment agreements provide for payments and other benefits if we terminate an executive officer’s employment without cause, or if an executive officer terminates employment for “good reason.” Ms. Haenggi does not have an employment agreement, but our letter to her offering employment with us provides for a severance payment if her employment is terminated without cause. No distinction is made in the amount of severance payable to the named executive officers before or after a change in control of Vonage. The severance level for Mr. Citron is greater than for the other executives, because of his greater responsibilities with respect to our company. We believe that these benefits are appropriate for the caliber of executives hired and for the size of our company.

Mr. Citron’s employment agreement provides for “single trigger” change in control equity vesting, so that all of Mr. Citron’s outstanding equity awards will vest in full upon a change in control of our company. Mr. Citron’s employment agreement also provides for acceleration of vesting of his equity awards in the event of termination of employment without cause or termination of employment for good reason. Mr. Citron’s “single trigger” change in control benefits were provided under his employment agreement in recognition of his role as our founder and his efforts to position us for our initial public offering.

Under Mr. Citron’s employment agreement, if Mr. Citron becomes liable for payment of any excise tax under Section 4999 of the Internal Revenue Code with respect to any payment in connection with a change in control, we will make an additional payment to him. This payment is designed so that, after payment of all excise taxes and any other taxes payable in respect of the additional payment, Mr. Citron will retain the same amount as if no excise tax had been imposed. See “—Tax Considerations” below for further information regarding the additional payments.

The employment agreement for Mr. Rego provides for “double trigger” vesting of his outstanding stock options after a change in control of our company. In other words, if a change of control occurs and, concurrently or afterwards, Mr. Rego is terminated by us without cause or Mr. Rego terminates his employment for good reason, the outstanding stock options held by Mr. Rego will vest in full. The option agreements for Ms. Haenggi and the three most recent option agreements for Mr. Mamakos provide for acceleration of vesting of 100% of unvested stock options covered by those agreements in the event of termination of employment without cause or for good reason prior to the first anniversary of a change in control. The remaining three option agreements for Mr. Mamakos provide for acceleration of vesting of one-half of unvested stock options in the event of termination of employment without cause or for good reason not later than 180 days after a change in control. The restricted stock unit grant agreements entered into in 2006 for Mr. Rego and Mr. Mamakos provide for acceleration of vesting of one-half of unvested restricted stock units in the event of termination of employment without cause or for good reason not later than 180 days after a change in control. The restricted stock unit grant agreements entered into in 2007 for Mr. Rego, Mr. Mamakos and Ms. Haenggi provide for acceleration of vesting of all restricted stock units in the event of termination of employment without cause or for good reason prior to the first anniversary of a change in control.

We believe that the severance compensation and acceleration of vesting provisions can help us retain management in times of uncertainty. The employment agreements provide financial security, in the form of severance compensation, in the event the executive officer’s employment is terminated without cause or his or her responsibilities are significantly diminished. The agreements also provide clear statements of the rights of the executive officers and protect them against an unfavorable change in employment terms. Absent these provisions, there is an increased risk that executive officers may be encouraged to seek other employment opportunities if they became concerned about their employment security as a result of changes to our company or in the event of a change in control.

Moreover, we believe that the change in control benefits that we have provided to the executive officers provide appropriate incentives for the executive officers to cooperate in negotiating any change in control of Vonage without regard to the potential effect on their positions. See “Potential Payments Upon Termination or Change in Control” for further information regarding the employment agreements.

401(K) Savings Plan: This plan is a tax-qualified defined contribution plan available to all of our employees. Messrs. Citron, Rego and Mamakos, and Ms. Haenggi participate in the plan. Under the plan, an employee may contribute, subject to Internal Revenue Code limitations, up to a maximum of 15% of his or her annual compensation. In 2007, we provided a matching contribution equal to 50% of each dollar contributed by a participant, up to a matching contribution of $6,000. The matching contributions vest after three years following the date of employment. Amounts credited to a participant’s account in the plan may be invested among a number of funds. A participant’s account is adjusted to reflect the rate of return, positive or negative, on the investments. Employee and matching contributions are based on compensation up to annual limits established under the Internal Revenue Code (the eligible compensation limit was $225,000 in 2007). Our matching contributions for the named executive officers are shown in the Summary Compensation Table. We do not provide any supplemental retirement benefits.

Tax Considerations

Section 162(m) of the Internal Revenue Code limits to $1 million the deductibility for federal income tax purposes of annual compensation paid by a publicly held company to its chief executive officer and other specified executives, unless certain conditions are met. We structure our stock options to preserve the deductibility of income realized by an executive upon the exercise of stock options. While we may take actions in the future to preserve deductibility of other elements of compensation, the committee retains the flexibility to authorize compensation that may not be deductible if the committee believes it is in the best interests of our company. While the compensation for Mr. Citron exceeded the $1 million deduction limit in 2007, we determined that this result was appropriate, based on the considerations regarding his compensation discussed above.

As noted above, under Mr. Citron’s employment agreement, he will be entitled to receive additional payments if payments to him resulting from a change in control are subject to the excise tax imposed by Section 4999 of the Internal Revenue Code. It is possible that a change in control could result in additional payments to Mr. Citron. Nevertheless, we believe that the payments relating to the excise tax are appropriate to preserve the intended benefits under his agreement, as well as the incentive for Mr. Citron to maintain his employment with us.

* * * * * * * *

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary		Bonus (1)	Stock Awards (2)	Option Awards (3)	Non-Equity Incentive Plan Compensation (4)	All Other Compensation (5)	Total
Jeffrey A. Citron (6)	2007	$600,000		$438,000		$3,133,998		$11,982	$4,183,980
Chairman, Chief Strategist and Interim Chief Executive Officer	2006	$663,077	(7)			$4,354,257	$438,000	$21,242	$5,476,576

Michael Snyder (8)	2007	$155,769		$150,685	$68,113	$150,381		$1,147,247	$1,604,082
Former Chief Executive Officer	2006	$413,462				$4,551,696	$302,000	$111,049	$5,446,320

John S. Rego	2007	$300,000		$190,000	$162,836	$1,050,396		$11,820	$1,715,052
Executive Vice President, CFO and Treasurer	2006	$288,846		$14,103	$68,113	$1,457,077	$210,897	$9,402	$2,048,438

Sharon A. O’Leary (9)	2007	$290,000		$169,360	$162,836	$575,753		$2,999	$1,200,948
Executive Vice President, Chief Legal Officer and Secretary	2006	$281,077		$5,838	$68,113	$715,608	$164,162	$12,906	$1,247,704

Louis A. Mamakos	2007	$220,000		$90,000	$96,197	$585,741		$9,951	$1,001,889
Chief Technology Officer	2006	$215,538		$3,306	$34,056	$861,925	$78,694	$8,244	$1,201,763

Jamie E. Haenggi (10) Chief Marketing Officer	2007	$252,500		$200,000	$29,558	$166,778		$2,386	$651,222

(1)	The amounts reported represent discretionary cash bonuses earned during 2006 and 2007, as applicable. The bonuses earned in 2007 were paid in 2008 and the bonuses earned in 2006 were paid in 2007. Please see the section titled “Annual Cash Bonuses” in the Compensation Discussion and Analysis as well as footnote 1 of the Grants of Plan-Based Awards—2007 table for more information regarding our bonus plan for 2007. With respect to the 2007 bonuses paid to Mr. Snyder and Ms. O’Leary, see the section titled “Potential Payments Upon Termination or Change in Control—Employment Agreements” for a description of separation agreements with Mr. Snyder and Ms. O’Leary.

(2)	Stock awards consist only of restricted stock units. The amounts shown do not reflect compensation actually received by the named executive officer. Instead, the amounts shown are the compensation costs recognized by us in 2006 and 2007, as applicable, with respect to stock awards for financial statement purposes, computed in accordance with Statement of Financial Accounting Standards, or SFAS No. 123 (Revised 2004), “Share-Based Payment,” or SFAS 123R, but without giving effect to estimated forfeitures. The assumptions used to calculate the value of stock awards are set forth under Note 9 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 17, 2008.

(3)	The amounts shown do not reflect compensation actually received by the named executive officer. Instead, the amounts shown are the compensation costs recognized by us in 2006 and 2007, as applicable, with respect to stock options for financial statement purposes, computed in accordance with SFAS 123R, but without giving effect to estimated forfeitures. These compensation costs reflect options granted in and prior to the applicable year. The assumptions used to calculate the value of stock options are set forth under Note 9 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 17, 2008.

(4)	The amounts in this column represent total performance-based bonuses earned for services rendered during 2006. These bonuses were based on our financial performance. The bonuses earned in 2006 were paid in 2007.

(5)	The amounts in this column consist of the following:

Name and Principal Position	Year	401(k) Match	Insurance and Medical Premiums	Severance Agreement Payments	Relocation Reimbursement	Use of Vonage Office for Personal Employees	Total
Jeffrey A. Citron	2007	$6,000	$5,982				$11,982
	2006	$6,000	$3,402			$11,840	$21,242

Michael Snyder	2007		$1,414	$1,145,833			$1,147,247
	2006		$2,244		$108,805		$111,049

John S. Rego	2007	$6,000	$5,820				$11,820
	2006	$6,000	$3,402				$9,402

Sharon A. O’Leary	2007		$2,999				$2,999
	2006		$327		$12,579		$12,906

Louis A. Mamakos	2007	$6,000	$3,951				$9,951
	2006	$6,000	$2,244				$8,244

Jamie E. Haenggi	2007	$370	$770		$1,246		$2,386

(6)	On April 11, 2007, in connection with the resignation of Michael Snyder as our Chief Executive Officer, our board of directors appointed Mr. Citron as our interim Chief Executive Officer.

(7)	This amount includes a payment of $63,077 on February 3, 2006 due to an administrative oversight in implementing the $200,000 base salary increase that Mr. Citron received in 2005 under his September 2005 employment agreement, which raised his base salary from $400,000 to $600,000.

(8)	On April 11, 2007, Mr. Snyder stepped down from his position as Chief Executive Officer and resigned from our board of directors.

(9)	On March 31, 2008, Ms. O’Leary stepped down from her position as Executive Vice President, Chief Legal Officer and Secretary.

(10)	Ms. Haenggi joined us as Vice President of Customer Life in November 2006 and became Chief Marketing Officer in April 2007.

The relationship of each named executive officer’s base salary in proportion to the amount in the “Total” column is as follows:

Name	2006 Salary as a % of Total Compensation	2007 Salary as a % of Total Compensation
Jeffrey A. Citron	12.1%	14.3%
Michael Snyder	7.6%	9.7%
John S. Rego	14.1%	17.5%
Sharon A. O’Leary	22.5%	24.1%
Louis A. Mamakos	17.9%	22.0%
Jamie E. Haenggi	—	38.8%

GRANTS OF PLAN-BASED AWARDS—2007

Name	Grant Date		Date of Corporate Action	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units (2)	All Other Option Awards: Number of Securities Underlying Options (3)	Exercise or Base Price of Option Awards (4)	Grant Date Fair Value of Stock and Option Awards (5)
				Threshold	Target	Maximum
Jeffrey A. Citron	3/15/2007		3/14/2007					1,000,000	$4.16	$2,332,700
	8/2/2007	(6)		$150,000	$600,000	$1,050,000

Michael Snyder	3/15/2007		3/14/2007					1,000,000	$4.16	$2,332,700
					$150,685

John S. Rego	3/15/2007		3/14/2007					205,000	$4.16	$478,204
	9/4/2007		8/2/2007					200,000	$2.08	$153,620
	9/4/2007		8/2/2007				84,000			$174,720
	8/2/2007	(6)		$75,000	$300,000	$525,000

Sharon A. O’Leary	3/15/2007		3/14/2007					155,000	$4.16	$361,569
	9/4/2007		8/2/2007					200,000	$2.08	$153,620
	9/4/2007		8/2/2007				84,000			$174,720
	8/2/2007	(6)		$58,000	$232,000	$406,000

Louis A. Mamakos	3/15/2007		3/14/2007					75,000	$4.16	$174,953
	9/4/2007		8/2/2007					200,000	$2.08	$153,620
	9/4/2007		8/2/2007				84,000			$174,720
	8/2/2007	(6)		$27,500	$110,000	$192,500

Jamie E. Haenggi	4/27/2007		4/27/2007					100,000	$3.11	$169,720
	9/4/2007		8/2/2007					200,000	$2.08	$153,620
	9/4/2007		8/2/2007				84,000			$174,720
	12/3/2007		11/27/2007					100,000	$2.12	$72,320
	8/2/2007	(6)		$37,875	$151,500	$265,125

(1)	The amount shown represents the minimum, target and maximum award payout amounts for each named executive officer under our bonus plan for 2007 performance. The amount shown in the “Target” column represents the target percentage for each named executive officer’s 2007 base salary. For 2007 the target percentages were: 100% for each of Messrs. Citron and Rego; 50% for Mr. Mamakos; 80% for Ms. O’Leary and 60% for Ms. Haenggi. The amount shown in the “Threshold” column represents the amount payable if only the minimum level of company performance is attained, which is 25% of the target amount shown above. The amount shown in the “Maximum” column represents the amount payable if the maximum level of company performance is attained, which is 175% of the target amount shown above. As discussed in the Compensation Discussion and Analysis, the annual cash bonus awards are attributable to financial performance measures, which are Revenue, weighted at 15%, Subscriber Line Acquisition Costs (SLAC), weighted at 15%, Pre-Marketing Operating Income Per Line (PMOI), weighted at 15%, Churn, weighted at 25%, and Adjusted Operating Loss, weighted at 30%. A 100% payout on any of the measures required our achieving the targeted amount for the measure. We viewed these targeted amounts as aggressive, requiring superior performance. The minimum payment, equal to 25% of the target bonus, would be payable if a threshold level of performance was achieved. The maximum payment, equal to 175% of the target bonus, would be payable only upon outstanding performance. Payouts between threshold and maximum amounts increased in proportion to the increase or decrease, as applicable, of the relevant performance measure.

Please see the section titled “Annual Cash Bonuses” in the Compensation Discussion and Analysis for the threshold, target and maximum for each performance measure, the calculation of the award payable based upon actual performance in 2007 and the amount of the award and award as a percentage of the target award opportunity, after taking into account discretionary factors relating to each executive’s personal contributions to us.

The bonus payments under our bonus plan for 2007 are reflected in the “Bonus” column of the Summary Compensation Table.

(2)

Amounts in this column represent restricted stock units granted under our 2006 Incentive Plan. The restricted stock units vest in equal annual installments on the first through fourth anniversaries of September 4, 2007. The restricted stock units granted to Ms. O’Leary terminated upon her termination of employment. The restricted stock unit grant agreements entered into in 2007 for Mr. Rego, Mr. Mamakos and Ms. Haenggi provide for acceleration of vesting of all restricted stock in the event of termination of employment without cause or for good reason prior to the first anniversary of a change in control. For more information please see the section titled “Ongoing and Post-Employment Compensation” in our Compensation Discussion and Analysis for a discussion of the acceleration of our stock awards upon a change in control.

(3)	Amounts in this column represent stock options granted under our 2006 Incentive Plan. The options for each of the named executive officers granted on March 15, 2007 and September 4, 2007 vest in equal annual installments on the first through fourth anniversaries. Mr. Snyder’s options terminated immediately upon his termination of employment on April 11, 2007. Ms. O’Leary’s options that were granted on March 15, 2007 have vested as to 25% of the underlying shares and as a result of the termination of Ms. O’Leary’s employment on March 31, 2008, such vested options are exercisable through March 31, 2009; her unvested options granted on March 15, 2007 and her options granted on September 4, 2007 have terminated. For Mr. Rego, if a change of control occurs and, concurrently or afterwards, Mr. Rego is terminated by us without cause or Mr. Rego terminates his employment for good reason, any remaining unvested options will vest in full. For Ms. Haenggi and Mr. Mamakos in the event of termination of employment without cause or for good reason prior to the first anniversary of a change in control, any remaining unvested options will vest in full. For more information please see the section titled “Ongoing and Post-Employment Compensation” in our Compensation Discussion and Analysis for a discussion of the acceleration of our stock options upon a change in control.

(4)	The amounts in this column represent the closing price of our common stock on the New York Stock Exchange on the date of grant.

(5)	The value of a stock award or option award is based on the fair value as of the grant date of such award determined under SFAS 123R. Stock awards consist only of restricted stock units. Regardless of the value placed on a stock option on the grant date, the actual value of the option will depend on the market value of our common stock at such date in the future when the option is exercised, less the exercise price.

(6)	The date indicated is the date on which final revisions to the performance measures and weighting of the measures were approved. See “Compensation Discussion and Analysis—Annual Cash Bonuses” for additional information.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END—2007

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (1)		Market Value of Shares or Units of Stock that Have Not Vested (2)
Jeffrey A. Citron	15,625	—		$6.44	9/18/2010
	—	1,000,000	(3)	$4.16	3/15/2012
	400,935	—		$0.70	6/19/2012
	48,661	—		$1.40	9/18/2013
	1,454,923	291,013	(4)	$1.76	6/1/2014
	238,092	119,051	(5)	$7.42	4/1/2015
	2,083,300	1,488,129	(6)	$8.82	8/1/2015

Michael Snyder	241,815	—		$15.06	4/11/2008

John S. Rego	—	205,000	(3)	$4.16	3/15/2012
	—	200,000	(7)	$2.08	9/4/2012
	53,571	—		$0.70	10/1/2012
	44,643	—		$1.40	8/1/2013
	80,357	26,786	(8)	$1.76	2/27/2014
	123,570	61,788	(5)	$7.42	4/1/2015
	52,083	37,203	(6)	$8.82	8/1/2015
	109,375	140,625	(9)	$15.06	3/15/2016
						37,500	(12)	$86,260
						84,000	(13)	$193,200
Sharon A. O’Leary	—	155,000	(3)	$4.16	3/31/2009
	—	200,000	(7)	$2.08	3/31/2009
	104,165	74,407	(6)	$8.82	3/31/2009
	46,875	60,268	(9)	$15.06	3/31/2009
						37,500	(12)	$86,260
						84,000	(13)	$193,200
Louis A. Mamakos		75,000	(3)	$4.16	3/15/2012
		200,000	(7)	$2.08	9/4/2012
	40,179	13,393	(10)	$1.76	7/30/2014
	59,523	29,763	(5)	$7.42	4/1/2015
	52,083	37,203	(6)	$8.82	8/1/2015
	62,500	80,358	(9)	$15.06	3/15/2016
						18,750	(12)	$43,125
						84,000	(13)	$193,200
Jamie E. Haenggi	—	100,000	(15)	$3.11	4/27/2012
	—	200,000	(7)	$2.08	9/4/2012
	—	100,000	(11)	$2.12	12/3/2012
	10,000	30,000	(14)	$6.73	11/6/2016
						84,000	(13)	$193,200

(1)	Please see the section titled “Ongoing and Post-Employment Compensation” in our Compensation Discussion and Analysis for a discussion of the acceleration of our stock awards upon a change in control.

(2)	Based on the closing price of our common stock as of December 31, 2007 ($2.30), as reported on the NYSE.

(3)	The options vest in equal annual installments on the first through fourth anniversaries of March 15, 2007.

(4)	The options vest in equal monthly installments over a period of four years beginning on July 31, 2004.

(5)	The options vest in equal monthly installments over a period of four years beginning on May 31, 2005.

(6)	The options vest in equal monthly installments over a period of four years beginning on September 30, 2005.

(7)	The options vest in equal annual installments on the first through fourth anniversaries of September 4, 2007.

(8)	The options vest in four equal annual installments over a period of four years beginning on February 27, 2004.

(9)	The options vest in equal monthly installments over a period of four years beginning on April 30, 2006.

(10)	The options vest in four equal annual installments over a period of four years beginning on July 30, 2004.

(11)	The options vest in equal annual installments on the first through fourth anniversaries of December 3, 2007.

(12)	The restricted stock units vest in equal annual installments on the first through fourth anniversaries of August 4, 2006. Vested units are payable in shares of our common stock, net of any withholding taxes owed.

(13)	The restricted stock units vest in equal annual installments on the first through fourth anniversaries of September 4, 2007. Vested units are payable in shares of our common stock, net of any withholding taxes owed.

(14)	The options vest in equal annual installments on the first through fourth anniversaries of November 6, 2006.

(15)	The options vest in equal annual installments on the first through fourth anniversaries of April 27, 2007.

OPTION EXERCISES AND STOCK VESTED—2007

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
John S. Rego	12,500	$25,500
Sharon A. O’Leary	12,500	$25,500
Louis A. Mamakos	6,250	$12,750

(1)	Value realized upon vesting is based on the closing sales price of our common stock on the New York Stock Exchange on the applicable vesting date.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The following are descriptions of our employment agreements with our named executive officers. The table following the description of our employment agreements quantifies the potential payments and benefits under our arrangements with each named executive officer to which the named executive officer would be entitled to for various scenarios involving a termination of employment or change in control. The amounts shown assume that the termination was effective as of December 31, 2007, and thus includes amounts earned through such time and are estimates of the amounts which would be paid out to the executives upon their termination. The actual amounts to be paid out can only be determined at the time of such executive’s separation.

Employment Agreements

Michael Snyder

On April 11, 2007, Mr. Snyder stepped down from his position as Chief Executive Officer. Mr. Snyder’s employment agreement had an initial term of two years and would have automatically renewed for additional one-year periods, unless either party gave notice at least 90 days prior to the end of the then-current term. In the event of a change in control, the term would have been automatically extended until the first anniversary of the change of control, subject to automatic annual renewals as described above. As Chief Executive Officer, Mr. Snyder reported to our board of directors and was responsible for the day-to-day management and operation of our business, including the supervision of our finance, legal and human resource functions and the business activities of our principal operating units in the United States, United Kingdom and Canada. Under his employment agreement, Mr. Snyder was entitled to receive an annual base salary of $500,000, subject to review by our compensation committee. On March 14, 2007, our compensation committee recommended a pay increase for Mr. Snyder from $500,000 to $550,000, effective April 1, 2007, which was approved by our board of directors. Mr. Snyder also was eligible to receive an annual discretionary performance-based bonus in accordance with our annual bonus program for senior executives.

In February 2006, we granted Mr. Snyder a sign-on bonus in the form of options to acquire 892,858 shares of our common stock at a price per share equal to the then fair market value of a share of our common stock.

Under the terms of his employment agreement, if Mr. Snyder’s employment is terminated without cause or he resigns with good reason and, in each case, Mr. Snyder provides us with a general release of claims, he is entitled to a prorated annual bonus for the year of termination payable on the date such bonus would have been payable, an amount equal to two times his base salary payable in (1) substantially equal installments over the lesser of (x) a six month period, or (y) such shorter period that is the longest permissible in order for the payment not to be considered nonqualified deferred compensation under the tax code, or (2) a lump-sum payment six months after separation, and up to $50,000 of outplacement services. If Mr. Snyder’s employment is terminated by reason of death or disability, he is entitled to a prorated annual bonus for the year of termination and an amount equal to his base salary for one year (reduced by the net amount of any disability benefits received by Mr. Snyder under our group disability policy). If Mr. Snyder’s employment is terminated for cause or he resigns without good reason, Mr. Snyder is only entitled to receive his unpaid base salary through and including the date of termination or resignation. In the event of a change in control, Mr. Snyder’s outstanding stock options vest in full.

Under the terms of Mr. Snyder’s employment agreement, he agreed not to disclose any confidential information concerning our business. In addition, Mr. Snyder agreed not to solicit or to interfere with our relationship with any of our employees, officers or representatives or to interfere with our relationship with any of our customers, clients, suppliers, licensees or other business relations until 12 months following termination of his employment. Furthermore, Mr. Snyder entered into our form noncompetition agreement pursuant to which he has agreed not to engage in, become interested in, enter into employment with or provide services to any business (or any person, firm or corporation engaged in any business) that directly competes with our business until 12 months following termination of his employment.

On May 17, 2007, we entered into a Confidential Separation Agreement and General Release with Mr. Snyder. Pursuant to the terms of the separation agreement, we agreed, in consideration for a general release and certain other obligations, to make the following payments to Mr. Snyder consistent with the terms of his employment agreement: (a) $150,685, which constitutes Mr. Snyder’s pro-rata bonus for 2007 and was paid in a lump-sum payment on the date such bonus would have been payable to Mr. Snyder had he remained employed by the Company; (b) $1.1 million, which represents two times Mr. Snyder’s annual base salary upon separation, which was paid in substantially equal regular payroll installments, over a six-month period; (c) $45,833, which represents one month of Mr. Snyder’s annual base salary upon separation and which was paid after the revocation period described in the separation agreement; and (d) at Mr. Snyder’s request, an amount not exceeding $50,000 for outplacement services. In addition, for a period not to exceed 18 months, we will pay any COBRA premiums incurred by Mr. Snyder for the purchase of medical and dental coverage for Mr. Snyder and any qualified beneficiaries.

Jeffrey Citron

Effective February 8, 2006, we entered into an amended and restated employment agreement with Mr. Citron providing for his employment as our Chairman and Chief Strategist. On April 11, 2007, in connection with the resignation of Michael Snyder as our Chief Executive Officer, our board of directors appointed Mr. Citron as our Interim Chief Executive Officer. The term of Mr. Citron’s agreement, which will end on December 31, 2008, will automatically renew for additional one-year periods, unless either party gives notice at least 90 days prior to the end of the then-current term. In addition, in the event of a change in control as defined under our 2001 Stock Incentive Plan, the term will be extended to the first anniversary of such event, subject to automatic annual renewals as described above.

Under his employment agreement, Mr. Citron is entitled to receive an annual base salary of at least $600,000. Mr. Citron also is eligible to receive an annual discretionary performance-based bonus in accordance with our annual bonus program for senior executives. Annual bonus payments under the program in 2007 related to the achievement of revenue, subscriber line acquisition costs, pre-marketing operating income per line, churn and adjusted operating loss, as well as personal contribution. Our budget and business plan for the last several years has involved significant operating losses. Therefore, annual bonuses are paid even if we have operating losses. Mr. Citron’s employment agreement contains a target annual bonus equal to 100% of Mr. Citron’s annual base salary.

Under his agreement, we also will provide Mr. Citron with, and pay the cost of premium payments on, a term life insurance policy that provides for a death benefit of at least $1.5 million. The agreement also provides that, with respect to reasonable business-related airline expenses, Mr. Citron will be eligible for air travel reimbursement based on the cost of a first-class ticket on a commercial airline to and from the applicable business destinations and that any additional business-related airline expenses incurred, directly or indirectly, by Mr. Citron with respect to other employees shall be paid in accordance with our travel policy.

During the term of his employment agreement, if we terminate Mr. Citron’s employment without cause or he resigns with good reason and, in each case, Mr. Citron provides us with a general release of claims, he will be entitled to a prorated annual bonus for the year of termination, an amount equal to two times the sum of his annual base salary payable within 15 days of the effective date of the general release and annual bonus for the prior year payable within 15 days of the effective date of the general release, the payment of premiums for group health continuation coverage for a period of 18 months, 100% accelerated vesting and exercisability of the unvested portion of any equity-based awards or other long-term incentive compensation without regard to the satisfaction of any performance criteria, and the right to exercise each stock option for 12 months following termination of employment or, if earlier, until the expiration of the original maximum term of such option. In the event of Mr. Citron’s death or disability during the term of his employment agreement, he will receive the same termination benefits as described above in the case of a termination without cause or resignation for good reason, except that he or his estate will receive a payment equal to one times, rather than two times, his salary and prior year’s bonus. In the event we terminate Mr. Citron’s employment for cause or he resigns without good reason, he would only be entitled to receive his unpaid base salary through and including the date of termination or resignation.

Immediately prior to a change in control, all unvested equity-based or other long-term incentive awards held by Mr. Citron will fully vest and become exercisable without regard to the satisfaction of any performance criteria. Mr. Citron also will be grossed up for any excise taxes payable by him under the Internal Revenue Code’s “golden parachute” tax rules.

Under the terms of Mr. Citron’s employment agreement, he has agreed not to disclose any confidential information concerning our business. In addition, Mr. Citron has agreed not to solicit or to interfere with our relationship with any of our employees, officers or representatives or to solicit any of our customers, clients, suppliers, licensees or other business relations until three years following termination of his employment.

Furthermore, Mr. Citron has entered into our form noncompetition agreement pursuant to which he has agreed not to engage in, become interested in, enter into employment with or provide services to any business (or any person, firm or corporation engaged in any business) that directly competes with our business until three years following termination of his employment.

John S. Rego

Effective August 1, 2005, we entered into an employment agreement with Mr. Rego providing for his employment as our Chief Financial Officer for an initial term of two years. The term renewed for one year on August 1, 2007 and will automatically renew for additional one-year periods, unless either party gives notice at least 90 days prior to the end of the then-current term. In the event of a change in control, the term will also be automatically extended until the first anniversary of the change of control. Under his employment agreement, Mr. Rego is entitled to receive an annual base salary of $250,000, subject to review by our compensation committee and our chief executive officer. On January 18, 2006, our compensation committee raised Mr. Rego’s salary to $300,000, effective March 15, 2006. Mr. Rego also is eligible to receive an annual discretionary performance-based bonus in accordance with our annual bonus program for senior executives. Annual bonus payments under the program in 2007 related to the achievement of revenue, subscriber line acquisition costs, pre-marketing operating income per line, churn and adjusted operating loss, as well as personal contribution. Our budget and business plan for the last several years has involved significant operating losses. Therefore, annual bonuses are paid even if we have operating losses.

During the term of his employment agreement, if we terminate Mr. Rego’s employment without cause or he resigns with good reason and, in each case, Mr. Rego provides us with a general release of claims, he will be entitled to a prorated annual bonus for the year of termination payable on the date such bonus would have been payable and an amount equal to his base salary for the longer of one year and the remainder of the term payable in substantially equal installments over the lesser of (1) a six-month period, or (2) such shorter period that is the longest period permissible in order for payments not to be considered nonqualified deferred compensation under the tax code. If Mr. Rego’s employment is terminated by reason of death or disability, he will be entitled to a prorated annual bonus for the year of termination and an amount equal to his base salary for one year (reduced by the net amount of any disability benefits received by Mr. Rego under our group disability policy). In the event we terminate Mr. Rego’s employment for cause or he resigns without good reason, he would only be entitled to receive his unpaid base salary through and including the date of termination or resignation. In the event of a termination of Mr. Rego’s employment without cause or for good reason, in each case, on or after a change in control, Mr. Rego’s outstanding stock options will vest in full.

Under the terms of Mr. Rego’s employment agreement, he has agreed not to disclose any confidential information concerning our business. In addition, Mr. Rego has agreed not to solicit or to interfere with our relationship with any of our employees, officers or representatives or to solicit any of our customers, clients, suppliers, licensees or other business relations until 12 months following termination of his employment. Furthermore, Mr. Rego has entered into our form noncompetition agreement pursuant to which he has agreed not to engage in, become interested in, enter into employment with or provide services to any business (or any person, firm or corporation engaged in any business) that directly competes with our business until 12 months following termination of his employment.

Sharon A. O’Leary

On March 31, 2008, Ms. O’Leary stepped down from her position as Chief Legal Officer. Ms. O’Leary’s employment agreement had an initial term of two years and automatically renewed for additional one-year periods, unless either party gave notice at least 90 days prior to the end of the then-current term. In the event of a change in control, the term would have automatically extended until the first anniversary of the change of control. Under her employment agreement, Ms. O’Leary was entitled to receive an annual base salary of $250,000, subject to review by our compensation committee and our chief executive officer. On January 18, 2006, our compensation committee raised Ms. O’Leary’s salary to $290,000, effective March 15, 2006.

Ms. O’Leary was also eligible to receive an annual discretionary performance-based bonus in accordance with our annual bonus program for senior executives. In addition, Ms. O’Leary received an annual benefits stipend beginning in 2006, in a net amount of $2,200, to pay the premium on disability insurance.

Under the terms of her employment agreement, if Ms. O’Leary’s employment is terminated without cause or she resigns with good reason and, in each case, Ms. O’Leary provides us with a general release of claims, she is entitled to a prorated annual bonus for the year of termination payable on the date such bonus would have been payable and an amount equal to her base salary for the longer of one year and the remainder of the term payable in substantially equal installments over the lesser of (1) a six-month period, or (2) such shorter period that is the longest period permissible in order for payments not to be considered nonqualified deferred compensation under the tax code. If Ms. O’Leary’s employment is terminated by reason of death or disability, she is entitled to a prorated annual bonus for the year of termination and an amount equal to her base salary for one year (reduced by the net amount of any disability benefits received by Ms. O’Leary under our group disability policy). If Ms. O’Leary’s employment is terminated for cause or she resigns without good reason, she is only entitled to receive her unpaid base salary through and including the date of termination or resignation. In the event of a termination of Ms. O’Leary’s employment without cause or for good reason, in each case, on or after a change in control, Ms. O’Leary’s outstanding stock options vest in full.

Under the terms of Ms. O’Leary’s employment agreement, she agreed not to disclose any confidential information concerning our business. In addition, Ms. O’Leary agreed not to solicit or to interfere with our relationship with any of our employees, officers or representatives or to interfere with our relationship with any of our customers, clients, suppliers, licensees or other business relations until 12 months following termination of her employment. Furthermore, Ms. O’Leary entered into our form noncompetition agreement pursuant to which she has agreed not to engage in, become interested in, enter into employment with or provide services to any business (or any person, firm or corporation engaged in any business) that directly competes with our business until 12 months following termination of her employment.

On April 9, 2008, we entered into a Confidential Separation Agreement and General Release with Ms. O’Leary. Pursuant to the terms of the separation agreement, we agreed, in consideration for a general release and certain other obligations, to make the following payments to Ms. O’Leary consistent with the terms of her employment agreement: (a) $169,360, which constitutes Ms. O’Leary’s bonus for 2007 and was paid in a lump sum payment; (b) $42,340, which constitutes Ms. O’Leary’s pro-rata bonus for 2008 and will be paid in a lump sum payment not later than April 30, 2008; (c) $290,000, which represents Ms. O’Leary’s annual base salary upon separation and which will be paid in substantially equal regular payroll installments, over a six-month period; and (d) at Ms. O’Leary’s request until December 31, 2008, an amount not exceeding $50,000 for outplacement services.

Louis A. Mamakos

Effective August 1, 2005, we entered into an employment agreement with Mr. Mamakos providing for his employment as our Chief Technology Officer for an initial term of two years. The term renewed for one year on August 1, 2007 and will automatically renew for additional one-year periods, unless either party gives notice at least 90 days prior to the end of the then-current term. Under his employment agreement, Mr. Mamakos is entitled to receive an annual base salary of $200,000, subject to review by our compensation committee and our chief executive officer. On January 18, 2006, our compensation committee raised Mr. Mamakos’ salary to $220,000, effective March 15, 2006. Mr. Mamakos is also eligible to receive an annual discretionary performance-based bonus in accordance with our annual bonus program for senior executives. Annual bonus payments under the program in 2007 related to the achievement of revenue, subscriber line acquisition costs, pre-marketing operating income per line, churn and adjusted operating loss, as well as personal contribution. Our budget and business plan for the last several years has involved significant operating losses. Therefore, annual bonuses are paid even if we have operating losses.

During the term of his employment agreement, if we terminate Mr. Mamakos’ employment without cause or he resigns with good reason and, in each case, Mr. Mamakos provides us with a general release of claims, he will be entitled to a prorated annual bonus for the year of termination payable on the date such bonus would have been payable and an amount equal to his base salary for the longer of one year and the remainder of the term payable in substantially equal installments over the lesser of (1) a six-month period, or (2) such shorter period that is the longest period permissible in order for payments not to be considered nonqualified deferred compensation under the tax code. If Mr. Mamakos’ employment is terminated by reason of death or disability, he will be entitled to a prorated annual bonus for the year of termination and an amount equal to his base salary for one year (reduced by the net amount of any disability benefits received by Mr. Mamakos under our group disability policy). In the event we terminate Mr. Mamakos’ employment for cause or he resigns without good reason, he would only be entitled to receive his unpaid base salary through and including the date of termination or resignation.

Under the terms of Mr. Mamakos’ employment agreement, he has agreed not to disclose any confidential information concerning our business. In addition, Mr. Mamakos has agreed not to solicit or to interfere with our relationship with any of our employees, officers or representatives or to interfere with our relationship with any of our customers, clients, suppliers, licenses or other business relationships until 12 months following termination of his employment. Furthermore, Mr. Mamakos has entered into our form noncompetition agreement pursuant to which he has agreed not to engage in, become interested in, enter into employment with or provide services to any business (or any person, firm or corporation engaged in any business) that directly competes with our business until 12 months following termination of his employment.

Jamie E. Haenggi

Ms. Haenggi does not have an employment agreement, but we and Ms. Haenggi did enter into a letter offering her employment with us that set forth the initial terms of her employment, including base salary, target performance bonus and eligibility to participate in our health and dental plan and 401(k) plan. The letter also provides for a severance payment equal to six months of base salary if her employment is terminated without cause.

The following table quantifies potential payments to our named executive officers upon termination of employment or change in control assuming the triggering event took place on December 31, 2007, the last business day of our last completed fiscal year.

Potential Payments Upon Termination of Employment or Change in Control

Name	Cash Severance Payment	Bonus Payment	Pro Rata Bonus	Acceleration of Stock Options (Unvested) (1)	Acceleration of Restricted Stock Units (Unvested) (2)	Continuation of Medical/ Dental and Vision Benefits	Total Termination Benefits
Jeffrey A. Citron
Termination without cause or resignation for good reason	$1,200,000	$876,000	$438,000	$157,147		$16,870	$2,688,017
Termination upon death or disability	$600,000	$438,000	$438,000	$157,147		$16,870	$1,650,017
Change in control				$157,147			$157,147
Termination without cause or resignation for good reason following a change in control	$1,200,000	$876,000	$438,000	$157,147		$16,870	$2,688,017

John S. Rego
Termination without cause or resignation for good reason	$300,000		$190,000				$490,000
Termination upon death or disability	$300,000		$190,000				$490,000
Change in control
Termination without cause or resignation for good reason following a change in control	$300,000		$190,000	$58,464	$236,325		$784,789

Sharon A. O’Leary
Termination without cause or resignation for good reason	$290,000		$169,360				$459,360
Termination upon death or disability	$290,000		$169,360				$459,360
Change in control
Termination without cause or resignation for good reason following a change in control	$290,000		$169,360	$44,000	$236,325		$739,685

Louis A. Mamakos
Termination without cause or resignation for good reason	$220,000		$90,000				$310,000
Termination upon death or disability	$220,000		$90,000				$310,000
Change in control
Termination without cause or resignation for good reason following a change in control	$220,000		$90,000	$47,616	$214,763		$572,379

Jamie E. Haenggi
Termination without cause or resignation for good reason	$137,500						$137,500
Termination upon death or disability
Change in control
Termination without cause or resignation for good reason following a change in control	$137,500			$62,000	$193,200		$392,700

(1)

The payments relating to stock options represent the value of unvested stock options as of December 31, 2007 that would be accelerated upon a change in control or termination of employment, calculated by multiplying the number of shares underlying unvested options by the excess of the closing price of our common stock on December 31, 2007 ($2.30) over the exercise price. If a change of control occurs and, concurrently or afterwards, Mr. Rego is terminated by us without cause or Mr. Rego terminates his employment for good reason, the outstanding stock options held by Mr. Rego will vest in full. We had a similar arrangement with Ms. O’Leary at December 31, 2007. The option agreements for Ms. Haenggi and the three most recent option agreements for Mr. Mamakos provide for acceleration of vesting of 100% of unvested stock options covered by those agreements in the event of termination of employment without cause or for good reason prior to the first anniversary of a change in control. The remaining three option agreements for Mr. Mamakos provide for acceleration of vesting of one-half of unvested stock options in the event of termination of employment without cause or for good reason not later than 180 days after a change in control. For more information please see the section titled “Ongoing and Post-Employment Compensation” in our Compensation Discussion and Analysis for a discussion of the acceleration of our stock awards upon a change in control.

(2)	The payments relating to restricted stock units represent the value of unvested and accelerated restricted stock units as of December 31, 2007, calculated by multiplying the number of unvested shares by the closing price of our common stock on December 31, 2007. The restricted stock unit grant agreements entered into in 2006 for Mr. Rego, Ms. O’Leary and Mr. Mamakos provide for acceleration of vesting of one-half of unvested restricted stock units in the event of termination of employment without cause or for good reason not later than 180 days after a change in control. The restricted stock unit grant agreements entered into in 2007 for Mr. Rego, Ms. O’Leary, Mr. Mamakos and Ms. Haenggi provide for acceleration of vesting of all restricted stock units in the event of termination of employment without cause or for good reason prior to the first anniversary of a change in control. For more information please see the section titled “Ongoing and Post-Employment Compensation” in our Compensation Discussion and Analysis for a discussion of the acceleration of our stock awards upon a change in control.

DIRECTOR COMPENSATION

We use a combination of cash and equity-based compensation to attract and retain qualified candidates to serve on our board of directors. In setting director compensation, we consider the significant amount of time that our directors expend in fulfilling their duties as well as the skill-level required by us of members of our board.

Cash Compensation Paid to Board Members

Directors’ annual retainer fees in 2007 were as follows:

• Base annual retainer for all non-employee directors	$50,000
• Additional retainer:
• Lead Director and Audit Committee Chairperson	$25,000
• Other Audit Committee members	$10,000
• Compensation Committee Chairperson and Nominating and Governance Committee Chairperson	$10,000
• Other Compensation Committee and Nominating and Governance Committee members	$5,000

Board and board committee meeting fees for 2007 for non-employee directors were as follows:

• Fees per regular board meeting attended	$3,000
• Fees per special board meeting attended	$500
• Fees per regular board committee meeting:
• Audit Committee
• Chairperson	$3,000
• Other member	$2,000
• Compensation Committee
• Chairperson	$2,500
• Other member	$2,000
• Nominating and Governance Committee
• Chairperson	$2,500
• Other member	$2,000
• Fees per Special Board Committee meetings	$500

In addition, we reimburse all directors for reasonable and necessary expenses they incur in performing their duties as directors of our company.

Equity-Based Grants to Board Members

On the date they commence service on our board of directors, newly elected directors receive an option to purchase 45,000 shares of our common stock at an exercise price not less than the fair market value of our common stock on the date of grant. Fair market value was determined by our board for grants prior to our initial public offering. For grants after our initial public offering and prior to December 1, 2006, fair market value was based on the closing price of our common stock as reported on the NYSE on the day prior to the date of grant and thereafter fair market value is based on the closing price on the date of the grant. The stock option vests over a period of four years, vesting as to 25% of the underlying shares on the first anniversary of the date of grant and as to the remaining underlying shares in equal quarterly installments thereafter. The stock options vest in full upon a change in control. Beginning September 1, 2006 and the first day of the last month of each quarter, directors who are not officers or employees of our company are awarded options to purchase 3,750 shares of our common stock at an exercise price not less than the fair market value of our common stock on the date of grant and 3,750 shares of restricted common stock. In order to be eligible for such grants, the director must have served on our board for the entire previous quarter. These options granted on a quarterly basis vest quarterly over a one-year period, subject to full vesting in the event of a change in control. These shares of restricted common stock vest quarterly over a one-year period, subject to full vesting in the event of a change in control. In the event of a director’s death or disability, the restricted common stock will vest as to all the shares as of the date of death or disability.

The table below summarizes the compensation to non-employee directors for the fiscal year ended December 31, 2007.

Director Compensation

Name (1)	Fees Earned or Paid in Cash	Stock Awards (2)	Option Awards (3)	Total
Betsy S. Atkins	$24,500	$—	$—	$24,500
Peter Barris	$94,500	$67,058	$142,547	$304,105
Morton David	$121,500	$67,058	$139,592	$328,150
Orit Gadiesh	$9,875	$21,135	$54,081	$85,091
Michael A. Krupka	$38,500	$1,389	$11,377	$51,266
J. Sanford Miller	$139,000	$67,058	$61,215	$267,273
Governor Thomas Ridge	$94,500	$67,058	$260,065	$421,623
John J. Roberts	$118,000	$67,058	$142,547	$327,605
Harry Weller	$44,292	$17,163	$—	$61,455

(1)	Ms. Atkins resigned from our board on March 30, 2007, Ms. Gadiesh resigned from our board on February 15, 2007 and Mr. Weller resigned from our board on July 18, 2007. Mr. Krupka was elected to our board in July 2007.

(2)	Stock awards consist only of restricted stock. The amounts shown do not reflect compensation actually received by the directors. Instead, the amounts shown are the compensation costs recognized by us in 2007 with respect to stock awards for financial statement purposes, computed in accordance with SFAS 123R, but without giving effect to estimated forfeitures. The assumptions used to calculate the value of stock awards are set forth under Note 9 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 17, 2008.

As of December 31, 2007, each director held the following aggregate number of shares of restricted stock:

Name	Number of Shares of Outstanding Restricted Stock
Betsy S. Atkins	—
Peter Barris	9,376
Morton David	9,376
Orit Gadiesh	—
Michael A. Krupka	3,750
J. Sanford Miller	9,376
Governor Thomas Ridge	9,376
John J. Roberts	9,376
Harry Weller	—

(3)

The amounts shown do not reflect compensation actually received by the directors. Instead, the amounts shown are the compensation costs recognized by us in 2007 with respect to stock options for financial statement purposes, computed in accordance with SFAS 123R, but without giving effect to estimated forfeitures. These compensation costs reflect option awards granted in and prior to 2007. The assumptions used to calculate the value of stock options are set forth under Note 9 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 17, 2008.

As of December 31, 2007, each director held options for the following aggregate number of shares:

Name	Number of Shares Underlying Outstanding Stock Options
Betsy S. Atkins	61,591
Peter Barris	236,787
Morton David	226,877
Orit Gadiesh	159,287
Michael A. Krupka	48,750
J. Sanford Miller	31,429
Governor Thomas Ridge	207,864
John J. Roberts	236,787
Harry Weller	130,436

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)

(1) Financial Statements. The index to our financial statements is found on page F-1 of this Form 10-K.

(2) Financial Statement Schedules. Schedule II – Valuation and Qualifying Accounts is as follows:

	Balance at Beginning of Period	Additions		Less Deductions	Balance at End of Period
		Charged to Revenue	Charged to Expense
Allowance for Doubtful Accounts:
Year ended December 31, 2007	$476	$1,448	$–	$–	$1,924
Year ended December 31, 2006	210	266	–	–	476
Year ended December 31, 2005	60	150	–	–	210
Inventory Obsolescence
Year ended December 31, 2007	$1,270	$–	$2,799	$(989)	$3,080
Year ended December 31, 2006	732	–	1,441	(903)	1,270
Year ended December 31, 2005	1,239	–	625	(1,132)	732
Valuation Allowance for Deferred Tax
Year ended December 31, 2007	$278,575	$–	$104,216	$–	$382,791
Year ended December 31, 2006	149,291	–	129,284	–	278,575
Year ended December 31, 2005	46,268	–	103,023	–	149,291
Valuation Allowance for Assets Held for Sale
Year ended December 31, 2007	$–	$–	$1,374	$–	$1,374
Year ended December 31, 2006	–	–	–	–	–
Year ended December 31, 2005	–	–	–	–	–

(3) Exhibits.

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of Vonage Holdings Corp.(7)
3.2	Amended and Restated By-Laws of Vonage Holdings Corp., as amended(13)
4.1	Form of Certificate of Vonage Holdings Corp. Common Stock(5)
4.2	Form of Senior Unsecured Convertible Note(1)
4.3	Stock Purchase Warrant To Purchase Common Stock of Vonage Holdings Corp.(4)
4.4	Stock Purchase Warrant To Purchase Shares of Series A-2 Convertible Preferred Stock, par value $.001 per share of Vonage Holdings Corp.(4)
10.1	2001 Stock Incentive Plan of Vonage Holdings Corp.(1)*
10.2	Form of Incentive Stock Option Agreement under the 2001 Stock Incentive Plan(1)*
10.3	Form of Nonqualified Stock Option Agreement for Employees under the 2001 Stock Incentive Plan(1)*

27	VONAGE ANNUAL REPORT 2007

Exhibit Number	Description of Exhibit
10.4	Form of Nonqualified Stock Option Agreement for Outside Directors under the 2001 Stock Incentive Plan(1)*
10.5	2006 Incentive Plan(4)*
10.6	Form of Restricted Stock Unit Agreement under the Vonage Holdings Corp. 2006 Incentive Plan(10)*
10.7	Form of Nonqualified Stock Option Agreement under the Vonage Holdings Corp. 2006 Incentive Plan(10)*
10.8	Form of Restricted Stock Agreement under the Vonage Holdings Corp. 2006 Incentive Plan(10)*
10.9	Form of Restricted Stock Agreement under the Vonage Holdings Corp. 2006 Incentive Plan for Non-Employee Directors(10)*
10.10	Form of Nonqualified Stock Option Agreement under the Vonage Holdings Corp. 2006 Incentive Plan for Non-Employee Directors(10)*
10.11	Vonage Holdings Corp. 401(k) Retirement Plan(1)*
10.12	Lease Agreement, dated March 24, 2005, between 23 Main Street Holmdel Associates LLC and Vonage USA Inc.(1)
10.13	Amended and Restated Employment Agreement, dated February 8, 2006, between Vonage Holdings Corp. and Jeffrey A. Citron(1)*
10.14	Employment Agreement, dated February 7, 2006, between Vonage Holdings Corp. and Michael Snyder(1)*
10.15	Employment Agreement, dated August 1, 2005, between Vonage Holdings Corp. and John S. Rego(1)*
10.16	Employment Agreement, dated August 1, 2005, between Vonage Holdings Corp. and Louis A. Mamakos(1)*
10.17	Employment Agreement, dated August 8, 2005, between Vonage Holdings Corp. and Sharon O’Leary(1)*
10.18	Form of Indemnification Agreement between Vonage Holdings Corp. and its directors and certain officers(13)
10.19	Third Amended and Restated Investors’ Rights Agreement, as amended, dated April 27, 2005, among Vonage Holdings Corp. and the signatories thereto(4)
10.20	Written Consent of Vonage Holdings Corp. and Certain Stockholders to the amendment to the Third Amended and Restated Investors’ Rights Agreement dated April 27, 2005, as amended, dated November 13, 2006(9)
10.21	Registration Rights Agreement, dated December 16, 2005, among Vonage Holdings Corp. and the signatories thereto(1)
10.22†	Agreement for Services, dated February 9, 2005, between Vonage Holdings Corp. and Third Party Verification, Inc.(3)
10.23†	First Amendment to Services Agreement, dated June 21, 2006, between Third Party Verification, Inc. and Vonage Holdings Corp.(8)
10.24†	Second Amendment to Services Agreement, dated August 25, 2006, between Third Party Verification, Inc. and Vonage Network of New Jersey d/b/a Vonage Network Inc. (assignee of Vonage Holding Corp.)(8)
10.25†	Agreement for Services, dated April 27, 2005, between Vonage Network Inc. and Intrado Inc. and Amendment No. 1 thereto(2)
10.26†	Amendment #2 to the Agreement for Services, dated September 21, 2006, between Intrado Inc. and Vonage Network Inc.(8)
10.27	Amendment #3 to the Agreement for Services, dated November 27, 2006 between Intrado Inc. and Vonage Network Inc.(10)
10.28†	Amendment #4 to the Agreement for Services, dated March 23, 2007 between Intrado Inc. and Vonage Network Inc.(11)
10.29†	Master Service Agreement, dated July 15, 2004, between Vonage Holdings Corp. and Level 3 Communications, LLC(2)
10.30†	Master Sales Agreement, dated June 8, 2005, between Vonage Network Inc. and TeleCommunication Systems, Inc.(2)
10.31†	Amendment to the Master Services Agreement, dated May 26, 2006, between Telecommunications Systems, Inc. and Vonage Network Inc., along with the accompanying side letter, dated November 2, 2006, from Vonage Network Inc. to Telecommunication Systems, Inc.(8)
10.32†	Amendment #1 to Master Sales Agreement, dated August 8, 2006, between Telecommunication Systems, Inc. and Vonage Network Inc., along with the accompanying side letter, dated November 2, 2006, from Vonage Network Inc. to Telecommunication Systems, Inc.(8)
10.33	Amendment #4 to the Master Services Agreement between Vonage Network Inc. and Telecommunication Systems, Inc.(12)
10.34†	Master Services Agreement, dated May 5, 2005, between Vonage Network Inc. and Synchronoss Technologies, Inc.(6)
10.35†	OSS Master Services Agreement, dated December 27, 2004, between Vonage Holdings Corp. and NeuStar, Inc.(3)
10.36†	Statement of Services to the OSS Master Services Agreement, dated March 26, 2007, between Vonage Holdings Corp. and NeuStar, Inc.(11)
10.37	Patent Settlement Agreement, dated October 25, 2007, between Vonage Holdings Corp. and Verizon Services Corp.(14)

29	VONAGE ANNUAL REPORT 2007

Exhibit Number	Description of Exhibit
10.38	Settlement Agreement, effective October 27, 2007, between Vonage Holdings Corp. and Sprint Communications Company L.P.(14)
10.39	Settlement and Patent License Agreement, dated December 21, 2007, between Vonage Holdings Corp. and AT&T Corp.(14)
10.40	Settlement Agreement, effective January 1, 2008 between Vonage Holdings Corp. and Nortel Networks Inc. and Nortel Networks Limited(14)
10.41	Confidential Separation Agreement and General Release, dated May 17, 2007, between Vonage Holdings Corp. and Michael Snyder (13)*
10.42	Separation Agreement and General Release effective as of December 20, 2007 between Vonage Holdings Corp. and Timothy G. Smith(14)*
21.1	List of Subsidiaries of Vonage Holdings Corp.(14)
23.1	Consent of BDO Seidman, LLP, independent registered public accounting firm(14)
31.1	Certification of our Interim Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(15)
31.2	Certification of our Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(15)
32.1	Certification of our Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(14)

(1)	Incorporated by reference to Amendment No. 1 to Vonage Holdings Corp.’s Registration Statement on Form S-1 (File No. 333-131659) filed on April 7, 2006.
(2)	Incorporated by reference to Amendment No. 2 to Vonage Holdings Corp.’s Registration Statement on Form S-1 (File No. 333-131659) filed on April 12, 2006.
(3)	Incorporated by reference to Amendment No. 3 to Vonage Holdings Corp.’s Registration Statement on Form S-1 (File No. 333-131659) filed on April 26, 2006.
(4)	Incorporated by reference to Amendment No. 4 to Vonage Holdings Corp.’s Registration Statement on Form S-1 (File No. 333-131659) filed on April 28, 2006.
(5)	Incorporated by reference to Amendment No. 5 to Vonage Holdings Corp.’s Registration Statement on Form S-1 (File No. 333-131659) filed on May 8, 2006.
(6)	Incorporated by reference to Amendment No. 6 to Vonage Holdings Corp.’s Registration Statement on Form S-1 (File No. 333-131659) filed on May 22, 2006.
(7)	Incorporated by reference to Vonage Holdings Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on August 4, 2006.
(8)	Incorporated by reference to Vonage Holdings Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on November 8, 2006.
(9)	Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on November 14, 2006.
(10)	Incorporated by reference to Vonage Holding Corp.’s Annual Report on Form 10-K (File No. 001-32887) filed on April 17, 2007.
(11)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on May 15, 2007.
(12)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on August 13, 2007.
(13)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on November 14, 2007.
(14)	Previously filed.
(15)	Filed herewith.
†	Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.
*	Management contract or compensatory plan or arrangement.

(b) Financial Statement Schedules

     Report of Independent Registered Public Accounting Firm

     Schedule II – Valuation and Qualifying Accounts.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Holmdel, State of New Jersey, on August 11, 2008.

VONAGE HOLDINGS CORP.

Dated: August 11, 2008	By:	/S/ JOHN S. REGO
John S. Rego
Executive Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature	Title	Date

/S/ MARC P. LEFAR Marc P. Lefar	Director and Chief Executive Officer (principal executive officer)	August 8, 2008

/S/ JOHN S. REGO John S. Rego	Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	August 11, 2008

/S/ JEFFREY A. CITRON Jeffrey A. Citron	Chairman and Director	August 6, 2008

/S/ PETER BARRIS Peter Barris	Director	August 8, 2008

/S/ MORTON DAVID Morton David	Director	August 6, 2008

/S/ MICHAEL KRUPKA Michael Krupka	Director	August 7, 2008

/S/ J. SANFORD MILLER J. Sanford Miller	Director	August 6, 2008

/S/ JEFFREY J. MISNER Jeffrey J. Misner	Director	August 11, 2008

/S/ GOVERNOR THOMAS J. RIDGE Governor Thomas J. Ridge	Director	August 7, 2008

/S/ JOHN J. ROBERTS John J. Roberts	Director	August 7, 2008

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of Vonage Holdings Corp.(7)
3.2	Amended and Restated By-Laws of Vonage Holdings Corp., as amended(13)
4.1	Form of Certificate of Vonage Holdings Corp. Common Stock(5)
4.2	Form of Senior Unsecured Convertible Note(1)
4.3	Stock Purchase Warrant To Purchase Common Stock of Vonage Holdings Corp.(4)
4.4	Stock Purchase Warrant To Purchase Shares of Series A-2 Convertible Preferred Stock, par value $.001 per share of Vonage Holdings Corp.(4)
10.1	2001 Stock Incentive Plan of Vonage Holdings Corp.(1)*
10.2	Form of Incentive Stock Option Agreement under the 2001 Stock Incentive Plan(1)*
10.3	Form of Nonqualified Stock Option Agreement for Employees under the 2001 Stock Incentive Plan(1)*
10.4	Form of Nonqualified Stock Option Agreement for Outside Directors under the 2001 Stock Incentive Plan(1)*
10.5	2006 Incentive Plan(4)*
10.6	Form of Restricted Stock Unit Agreement under the Vonage Holdings Corp. 2006 Incentive Plan(10)*
10.7	Form of Nonqualified Stock Option Agreement under the Vonage Holdings Corp. 2006 Incentive Plan(10)*
10.8	Form of Restricted Stock Agreement under the Vonage Holdings Corp. 2006 Incentive Plan(10)*
10.9	Form of Restricted Stock Agreement under the Vonage Holdings Corp. 2006 Incentive Plan for Non-Employee Directors(10)*
10.10	Form of Nonqualified Stock Option Agreement under the Vonage Holdings Corp. 2006 Incentive Plan for Non-Employee Directors(10)*
10.11	Vonage Holdings Corp. 401(k) Retirement Plan(1)*
10.12	Lease Agreement, dated March 24, 2005, between 23 Main Street Holmdel Associates LLC and Vonage USA Inc.(1)
10.13	Amended and Restated Employment Agreement, dated February 8, 2006, between Vonage Holdings Corp. and Jeffrey A. Citron(1)*
10.14	Employment Agreement, dated February 7, 2006, between Vonage Holdings Corp. and Michael Snyder(1)*
10.15	Employment Agreement, dated August 1, 2005, between Vonage Holdings Corp. and John S. Rego(1)*
10.16	Employment Agreement, dated August 1, 2005, between Vonage Holdings Corp. and Louis A. Mamakos(1)*
10.17	Employment Agreement, dated August 8, 2005, between Vonage Holdings Corp. and Sharon O’Leary(1)*
10.18	Form of Indemnification Agreement between Vonage Holdings Corp. and its directors and certain officers(13)
10.19	Third Amended and Restated Investors’ Rights Agreement, as amended, dated April 27, 2005, among Vonage Holdings Corp. and the signatories thereto(4)
10.20	Written Consent of Vonage Holdings Corp. and Certain Stockholders to the amendment to the Third Amended and Restated Investors’ Rights Agreement dated April 27, 2005, as amended, dated November 13, 2006(9)
10.21	Registration Rights Agreement, dated December 16, 2005, among Vonage Holdings Corp. and the signatories thereto(1)
10.22†	Agreement for Services, dated February 9, 2005, between Vonage Holdings Corp. and Third Party Verification, Inc.(3)
10.23†	First Amendment to Services Agreement, dated June 21, 2006, between Third Party Verification, Inc. and Vonage Holdings Corp.(8)
10.24†	Second Amendment to Services Agreement, dated August 25, 2006, between Third Party Verification, Inc. and Vonage Network of New Jersey d/b/a Vonage Network Inc. (assignee of Vonage Holding Corp.)(8)
10.25†	Agreement for Services, dated April 27, 2005, between Vonage Network Inc. and Intrado Inc. and Amendment No. 1 thereto(2)
10.26†	Amendment #2 to the Agreement for Services, dated September 21, 2006, between Intrado Inc. and Vonage Network Inc.(8)
10.27	Amendment #3 to the Agreement for Services, dated November 27, 2006 between Intrado Inc. and Vonage Network Inc.(10)
10.28†	Amendment #4 to the Agreement for Services, dated March 23, 2007 between Intrado Inc. and Vonage Network Inc.(11)
10.29†	Master Service Agreement, dated July 15, 2004, between Vonage Holdings Corp. and Level 3 Communications, LLC(2)
10.30†	Master Sales Agreement, dated June 8, 2005, between Vonage Network Inc. and TeleCommunication Systems, Inc.(2)
10.31†	Amendment to the Master Services Agreement, dated May 26, 2006, between Telecommunications Systems, Inc. and Vonage Network Inc., along with the accompanying side letter, dated November 2, 2006, from Vonage Network Inc. to Telecommunication Systems, Inc.(8)
10.32†	Amendment #1 to Master Sales Agreement, dated August 8, 2006, between Telecommunication Systems, Inc. and Vonage Network Inc., along with the accompanying side letter, dated November 2, 2006, from Vonage Network Inc. to Telecommunication Systems, Inc.(8)

31	VONAGE ANNUAL REPORT 2007

Exhibit Number	Description of Exhibit
10.33	Amendment #4 to the Master Services Agreement between Vonage Network Inc. and Telecommunication Systems, Inc.(12)
10.34†	Master Services Agreement, dated May 5, 2005, between Vonage Network Inc. and Synchronoss Technologies, Inc.(6)
10.35†	OSS Master Services Agreement, dated December 27, 2004, between Vonage Holdings Corp. and NeuStar, Inc.(3)
10.36†	Statement of Services to the OSS Master Services Agreement, dated March 26, 2007, between Vonage Holdings Corp. and NeuStar, Inc.(11)
10.37	Patent Settlement Agreement, dated October 25, 2007, between Vonage Holdings Corp. and Verizon Services Corp.(14)
10.38	Settlement Agreement, effective October 27, 2007, between Vonage Holdings Corp. and Sprint Communications Company L.P.(14)
10.39	Settlement and Patent License Agreement, dated December 21, 2007, between Vonage Holdings Corp. and AT&T Corp.(14)
10.40	Settlement Agreement, effective January 1, 2008 between Vonage Holdings Corp. and Nortel Networks Inc. and Nortel Networks Limited(14)
10.41	Confidential Separation Agreement and General Release, dated May 17, 2007, between Vonage Holdings Corp. and Michael Snyder (13)*
10.42	Separation Agreement and General Release effective as of December 20, 2007 between Vonage Holdings Corp. and Timothy G. Smith(14)*
21.1	List of Subsidiaries of Vonage Holdings Corp.(14)
23.1	Consent of BDO Seidman, LLP, independent registered public accounting firm(14)
31.1	Certification of our Interim Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(15)
31.2	Certification of our Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(15)
32.1	Certification of our Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(14)

(1)	Incorporated by reference to Amendment No. 1 to Vonage Holdings Corp.’s Registration Statement on Form S-1 (File No. 333-131659) filed on April 7, 2006.
(2)	Incorporated by reference to Amendment No. 2 to Vonage Holdings Corp.’s Registration Statement on Form S-1 (File No. 333-131659) filed on April 12, 2006.
(3)	Incorporated by reference to Amendment No. 3 to Vonage Holdings Corp.’s Registration Statement on Form S-1 (File No. 333-131659) filed on April 26, 2006.
(4)	Incorporated by reference to Amendment No. 4 to Vonage Holdings Corp.’s Registration Statement on Form S-1 (File No. 333-131659) filed on April 28, 2006.
(5)	Incorporated by reference to Amendment No. 5 to Vonage Holdings Corp.’s Registration Statement on Form S-1 (File No. 333-131659) filed on May 8, 2006.
(6)	Incorporated by reference to Amendment No. 6 to Vonage Holdings Corp.’s Registration Statement on Form S-1 (File No. 333-131659) filed on May 22, 2006.
(7)	Incorporated by reference to Vonage Holdings Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on August 4, 2006.
(8)	Incorporated by reference to Vonage Holdings Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on November 8, 2006.
(9)	Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on November 14, 2006.
(10)	Incorporated by reference to Vonage Holding Corp.’s Annual Report on Form 10-K (File No. 001-32887) filed on April 17, 2007.
(11)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on May 15, 2007.
(12)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on August 13, 2007.
(13)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on November 14, 2007.
(14)	Previously filed.
(15)	Filed herewith.
†	Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.
*	Management contract or compensatory plan or arrangement.

32	VONAGE ANNUAL REPORT 2007