Form 10-Q
period 2008-06-30
VONAGE HOLDINGS CORP
filed 2008-08-11
CIK 1272830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2008
Common Stock, par value $0.001	156,186,740 shares

VONAGE HOLDINGS CORP.

Financial Information Presentation

For the financial information discussed in this Quarterly Report on Form 10-Q, other than per share and per line amounts, dollar amounts are presented in thousands, except where noted.

Explanatory Note

In March 2008, our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2007 was restated to reflect a correction of the amount of share-based compensation expense recorded by us for the three and six months ended June 30, 2007. The consolidated financial statements, Note 1 in Item 1 of Part I and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I were amended and restated to reflect the correct amount of share-based compensation for the three and six months ended June 30, 2007. For further discussion regarding the restatement, see Note 1 to our unaudited consolidated financial statements as of and for the period ended June 30, 2008.

Part I—Financial Information

Item 1.    Financial Statements

VONAGE HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Assets

Current assets:
Cash and cash equivalents	$126,088	$71,542
Marketable securities	23,539	79,942
Accounts receivable, net of allowance of $1,925 and $1,924, respectively	25,218	20,105
Inventory, net of allowance of $1,799 and $3,080, respectively	14,464	19,604
Deferred customer acquisition costs, current	26,859	18,992
Prepaid expenses and other current assets	23,512	21,498

Total current assets	239,680	231,683
Property and equipment, net of accumulated depreciation	108,755	118,666
Deferred customer acquisition costs, non-current	27,326	39,159
Deferred financing costs, net	1,517	3,172
Restricted cash	42,192	38,928
Due from related parties	—	2
Intangible assets, net	6,817	7,656
Other assets	39,869	23,031

Total assets	$466,156	$462,297

Liabilities and Stockholders’ Deficit

Liabilities
Current liabilities:
Accounts payable	$72,042	$56,235
Accrued expenses	83,417	84,360
Deferred revenue, current portion	69,394	53,653
Current maturities of capital lease obligations	1,140	1,035
Convertible notes, net	253,366	253,320

Total current liabilities	479,359	448,603
Deferred revenue, net of current portion	30,530	43,575
Capital lease obligations, net of current maturities	21,605	22,200
Other liability, net of current portion in accrued expenses	20,465	23,046

Total liabilities	551,959	537,424

Commitments and Contingencies
Stockholders’ Deficit
Common stock, par value $0.001 per share; 596,950 shares authorized at June 30, 2008 and December 31, 2007;
157,545 and 157,414 shares issued at June 30, 2008 and December 31, 2007, respectively;
156,125 and 156,014 shares outstanding at June 30, 2008 and December 31, 2007, respectively	158	157
Additional paid-in capital	935,683	930,600
Stock subscription receivable	(5,212)	(5,266)
Accumulated deficit	(1,004,128)	(988,285)
Treasury stock, at cost, 1,420 shares at June 30, 2008 and 1,400 shares at December 31, 2007	(12,535)	(12,499)
Accumulated other comprehensive income	231	166

Total stockholders’ deficit	(85,803)	(75,127)

Total liabilities and stockholders’ deficit	$466,156	$462,297

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
		Restated		Restated
Operating Revenues:
Telephony services	$218,738	$200,470	$435,718	$389,837
Customer equipment and shipping	8,786	5,432	16,423	12,005

	227,524	205,902	452,141	401,842

Operating Expenses:
Direct cost of telephony services (excluding depreciation and amortization of $4,728, $4,191, $9,429 and $8,304, respectively)	56,586	52,335	113,084	107,901
Royalty	—	11,052	—	21,467

Total direct cost of telephony services	56,586	63,387	113,084	129,368
Direct cost of goods sold	18,533	11,243	40,605	24,576
Selling, general and administrative	77,931	77,802	157,323	168,794
Marketing	65,300	67,906	126,199	158,756
Depreciation and amortization	11,114	8,191	21,323	16,050

	229,464	228,529	458,534	497,544

Loss from operations	(1,940)	(22,627)	(6,393)	(95,702)

Other Income (Expense):
Interest income	1,021	4,761	2,421	10,828
Interest expense	(5,535)	(5,127)	(11,106)	(10,276)
Other, net	52	(50)	(112)	(33)

	(4,462)	(416)	(8,797)	519

Loss before income tax expense	(6,402)	(23,043)	(15,190)	(95,183)
Income tax expense	(480)	(183)	(653)	(377)

Net loss	$(6,882)	$(23,226)	$(15,843)	$(95,560)

Net loss per common share:
Basic and diluted	$(0.04)	$(0.15)	$(0.10)	$(0.62)

Weighted-average common shares outstanding:
Basic and diluted	156,103	155,506	156,068	155,329

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
		Restated
Cash flows from operating activities:
Net loss	$(15,843)	$(95,560)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization and impairment charges	19,924	15,081
Amortization of intangibles	1,399	969
Beneficial conversion on interest in kind on convertible notes	46	21
Accrued interest	265	708
Allowance for doubtful accounts	(92)	783
Allowance for obsolete inventory	679	839
Amortization of deferred financing costs	1,655	993
Loss on disposal of fixed assets	—	47
Share-based compensation	5,036	3,451
Changes in operating assets and liabilities:
Accounts receivable	(5,027)	(3,050)
Inventory	4,459	(5,426)
Prepaid expenses and other current assets	(4,844)	(13,594)
Deferred customer acquisition costs	3,958	(6,670)
Due from related parties	2	2
Other assets	(2,563)	113
Accounts payable	15,813	(12,785)
Accrued expenses	(908)	(10,893)
Deferred revenue	2,716	13,521
Other liability	(2,581)	—

Net cash provided by (used in) operating activities	24,094	(111,450)

Cash flows from investing activities:
Capital expenditures	(5,293)	(13,990)
Purchase of intangible assets	(560)	—
Purchase of marketable securities	(21,375)	(122,300)
Maturities and sales of marketable securities	77,779	279,750
Acquisition and development of software assets	(16,504)	(8,290)
Increase in restricted cash	(3,268)	(89,736)

Net cash provided by investing activities	30,779	45,434

Cash flows from financing activities:
Principal payments on capital lease obligations	(490)	(491)
Proceeds from subscription receivable, net	9	12
Proceeds from directed share program, net	45	167
Proceeds from exercise of stock options	48	609

Net cash provided by (used in) financing activities	(388)	297

Effect of exchange rate changes on cash	61	222

Net change in cash and cash equivalents	54,546	(65,497)
Cash and cash equivalents, beginning of period	71,542	210,253

Cash and cash equivalents, end of period	$126,088	$144,756

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$9,405	$10,386

Taxes	$653	$377

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Stock Subscription Receivable	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2007	$157	$930,600	$(5,266)	$(988,285)	$(12,499)	$166	$(75,127)
Stock option exercises	1	47					48
Share-based compensation		5,036					5,036
Share-based award activity					(36)		(36)
Directed share program transactions, net			45				45
Stock subscription receivable payments			9				9
Comprehensive loss:
Change in unrealized gain (loss) on available-for-sale investments						1	1
Foreign currency translation adjustment						64	64
Net loss				(15,843)			(15,843)

Total comprehensive loss	—	—	—	(15,843)	—	65	(15,778)

Balance at June 30, 2008	$158	$935,683	$(5,212)	$(1,004,128)	$(12,535)	$231	$(85,803)

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

For the six months ended June 30, 2008, we generated positive cash flows from operations of $24,094. However, we have incurred operating losses since our inception and have an accumulated deficit at June 30, 2008 of $1,004,128. Our primary source of funds to date has been through the issuance of equity and debt securities, including net proceeds from our initial public offering (“IPO”) in May 2006.

Going Concern

Our consolidated financial statements as of June 30, 2008 and December 31, 2007 have been prepared under the assumption that we will continue as a going concern for the twelve months ending December 31, 2008. Our independent registered public accounting firm’s report dated March 17, 2008 on our 2007 financial statements included an explanatory paragraph referring to our $217,000 working capital deficit caused primarily by $253,460 of convertible notes (“Notes”) due December 1, 2010 classified as a current liability since they can be put to us on December 16, 2008 and expressing substantial doubt as to our ability to continue as a going concern without refinancing them or obtaining additional debt or equity capital.

As of June 30, 2008, we had a working capital deficit of $239,679 caused primarily by $253,460 of Notes being classified as a current liability since they can be put by the holders on December 16, 2008. On July 22, 2008, we entered into a commitment letter (the “Commitment Letter”) with Silver Point Finance, LLC (“Silver Point”) establishing the terms and conditions of a $185,000 initial private debt financing (the “Initial Financing”). Silver Point has also agreed, subject to certain conditions, to use commercially reasonable efforts to assemble a syndicate of other lenders to provide up to $30,000 of incremental private debt financing (the “Incremental Financing”).

The closing for the Initial Financing is expected to occur in the third quarter of 2008. Silver Point has committed to be allocated $125,000 of the Initial Financing and it is a condition to closing of the Initial Financing that we obtain commitments from a permitted group for the remaining amounts of the Initial Financing. Silver Point may syndicate a portion of its commitment.

We intend to use the proceeds of the Initial Financing less estimated fees and expenses of approximately $21,000 to $24,000, of which approximately $3,000 has been paid as of June 30, 2008, plus cash on hand, to repurchase our existing Notes in a tender offer (“Offer”), which we commenced on July 31, 2008. Assuming all holders tender all of their Notes and such Notes are accepted pursuant to the Offer on the expiration date, the aggregate cost to us of such repurchases, for principal, accrued and unpaid interest and all fees and expenses, will be approximately $257,600.

There can be no assurance that we will be successful in completing this or any other refinancing transaction, which raises substantial doubt as to our ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations, cash flows and statement of stockholders’ equity for the periods presented. The results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Restatement of Prior Period Consolidated Financial Statements

Due to the departure of our former chief executive officer, certain senior executives and other personnel primarily as a result of the reduction in force during the second and third quarters of 2007, there was a corresponding forfeiture of a large number of stock awards. We determined that actual forfeitures as a result of these actions exceeded previous estimates. As a result, non-cash stock compensation expense should have been reduced concurrent with the resignation of these employees and a reduction of stock-based compensation as required by Statement of Financial Accounting Standards No. 123(R) should have been recorded at that time. Therefore, our management, after consultation with our audit committee of the board of directors and our independent public accounting firm, determined that it was necessary to restate our previously issued consolidated financial statements for the three and six months ended June 30, 2007 in order to correct the amount of share-based compensation expense recorded by us for those periods.

The restatement was accounted for in accordance with Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections–a replacement of APB Opinion No. 20 and FASB Statement No. 3,” as a revision of previously issued financial statements to reflect the correction of an error.

This restatement did not result in a change in our previously reported revenues, cash flow from operations or total cash and cash equivalents shown in the consolidated financial statements for or as of the three and six months ended June 30, 2007. Instead, the resulting decrease in non-cash share-based compensation expense resulted in a reduction of $10,400 in our net loss for the three and six months ended June 30, 2007. In addition, because the amount of decrease in non-cash share-based compensation expense had an effect of decreasing by the same amount both our accumulated deficit and additional paid-in capital, there was no effect on our consolidated stockholders’ equity at June 30, 2007. Further, the restatement had no impact on our operating results for any periods prior to the quarter ended June 30, 2007.

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

On an ongoing basis, we evaluate our estimates, including the following:

•

those related to the average period of service to a customer (the “customer relationship period”) used to amortize deferred revenue and deferred customer acquisition costs associated with customer activation. For 2007, the estimated customer relationship period was 60 months. For 2008, due to the increase in churn, the customer relationship period was reduced to 48 months;

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

Restricted Cash and Letters of Credit

Our credit card processors have established reserves to cover any exposure that they may have as we collect revenue in advance of providing services to our customers, which is a customary practice for companies that bill their customers in advance of providing services. As such, we provided our credit card processors with cash reserves of $22,335 and a cash collateralized letter of credit for $10,413 as of June 30, 2008. In addition, we had a cash collateralized letter of credit for $7,000 as of June 30, 2008 and December 31, 2007 related to lease deposits for our offices and a cash collateralized letter of credit for $2,185 issued in March 2008 for our appeal of state taxes due. The total amount of collateralized letters of credit was $19,857 and $17,254 at June 30, 2008 and December 31, 2007, respectively. In the aggregate, cash reserves and collateralized letters of credit of $42,192 and $38,928 were recorded as long-term restricted cash at June 30, 2008 and December 31, 2007, respectively.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Software Costs

We capitalize certain costs, such as purchased software and internally developed software that we use for customer acquisition and customer care automation tools, in accordance with Statement of Position 98-1, Accounting for Costs of Computer Software Development or Obtained for Internal Use. These costs are classified as “Other Assets” in the consolidated balance sheet. Computer software is stated at cost less accumulated amortization and the estimated useful life is three years. Total computer software was $33,373 at June 30, 2008 and $20,129 at December 31, 2007, substantially all of which were external costs. Amortization expense was $2,733 and $887 for the three months ended June 30, 2008 and 2007, respectively, and $4,730 and $1,524 for the six months ended June 30, 2008 and 2007, respectively.

Intangible Assets

Intangible assets acquired in the settlement of litigation or by direct purchase are accounted for based upon the fair value of assets received.

Patents

In June 2006, we purchased three patents related to the compression of packetized digital signals commonly used in VoIP technology at a cost of $5,268. In July 2006, we began amortizing the cost of these patents over their estimated useful lives of 2.7 years. Amortization expense was $484 for the three months ended June 30, 2008 and 2007, and $969 for the six months ended June 30, 2008 and 2007. Annual amortization will be approximately $1,940.

In October 2007, in connection with the settlement of our patent litigation with Sprint, we acquired a license to use Sprint’s portfolio of “Voice over Packet” patents. The fair value assigned to these patents was $5,500. We began amortizing the cost of these patents in October 2007 over their patent lives of 6.6 years. Amortization expense was $206 and $413 for the three and six months ended June 30, 2008, respectively. Annual amortization will be approximately $825.

Trademark

In April 2008, in connection with the settlement of a trademark dispute, we acquired the right to use the trademark in question. The fair value assigned to the trademark was $560. This trademark is being amortized over its remaining life of 8 years. Amortization expense was $17 for the three months ended June 30, 2008. Annual amortization will be approximately $70.

Fair Value

Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements” defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in United States Generally Accepted Accounting Principles (“GAAP”) for the definition of fair value, except for the fair value of leased property as defined in Statement of Financial Accounting Standards No. 13 “Accounting for Leases”. SFAS No. 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under SFAS 157 are described below:

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

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

The following table presents the assets that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2008:

Level 1
Assets:
Available-for-sale securities (1)	$23,539

1) Included in marketable securities on our consolidated balance sheet.

Convertible Notes

As of June 30, 2008, the estimated fair value of our Notes was approximately $220,510 based on the average price from private transactions during the second quarter of 2008 as there is no public market for the Notes. The fair value amount is not necessarily indicative of the amount that we would pay since the Notes can be put to us by the holders at face value on December 16, 2008.

Reclassifications

Certain reclassifications have been made to prior years’ financial statements in order to conform to the current year’s presentation. The reclassifications had no impact on net earnings previously reported.

Loss per Share

Basic and diluted loss per common share is calculated by dividing loss to common stockholders by the weighted average number of common shares outstanding during the period. The effects of potentially dilutive common shares, including shares issued under outstanding warrants and for restricted stock units and stock options issued under our 2001 Stock Incentive Plan and 2006 Incentive Plan using the treasury stock method, have been excluded from the calculation of diluted loss per common share because of their anti-dilutive effects.

The following were excluded from the calculation of diluted earnings per common share because of their anti-dilutive effects:

	Three and Six Months Ended June 30,
	2008	2007
Common stock warrants	3,085	3,085
Convertible notes	17,824	17,824
Restricted stock units	3,938	1,740
Employee stock options	21,832	18,051

	46,679	40,700

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 162 (“SFAS No. 162”), “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 becomes effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect that the adoption of SFAS No. 162 will have a material impact on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.” Under SFAS No. 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 was effective for us beginning in the first quarter of 2008. We currently do not have any instruments eligible for election of the fair value option. Therefore, the adoption of SFAS No. 159 in the first quarter of 2008 did not impact our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB FSP 157-2 which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.

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

Note 2.    Commitments and Contingencies

Litigation

State Attorney General Proceedings.

On June 19, 2008, Vonage learned that a group of approximately twenty-six states’ attorney generals had begun an investigation into certain of our business practices. By August 10, 2008, we received six document requests, and expect to receive additional requests, from most, if not all, of the participating states. The requests seek information that Vonage previously produced to the Wisconsin Attorney General, which consisted of, among other things, sales and retention marketing scripting, advertising disclosures, and information related to our money back guarantee. The most recent requests also seek information related to marketing and billing practices, as well as early termination fees. To date, none of the attorney generals have filed a complaint against us or taken other formal action. We are unable to predict whether a formal action will be filed against us. We intend to fully cooperate in the investigation.

Patent Litigation.

Web Telephony, LLC.    On March 14, 2007, Web Telephony, LLC filed suit in the United States District Court for the Eastern District of Texas against us and several other defendants. Web Telephony alleged that we were infringing two telecommunications patents held by Web Telephony and sought injunctive relief, compensatory and treble damages and attorneys’ fees. On May 14, 2008, the parties settled the lawsuit. The agreement resolves all past alleged infringement and grants Vonage patent licenses. The settlement of $3,000 has been recorded as selling, general and administrative expense in the consolidated statement of operations with $2,250 and $3,000 recorded in the three and the six months ended June 30, 2008, respectively.

IPO Litigation.    During June and July 2006, Vonage, several of our officers and directors, and the firms who served as the underwriters in our IPO were named as defendants in several purported class action lawsuits arising out of our IPO. On January 9, 2007, the Judicial Panel on Multidistrict Litigation transferred all complaints to the District of New Jersey. On September 7, 2007, the Court appointed Zyssman Group as the lead plaintiff, and the law firm of Zwerling, Schachter and Zwerling, LLP as lead counsel. On November 19, 2007, the plaintiffs filed the Amended Complaint, which generally alleges: (i) defendants made misstatements regarding subscriber line growth and average monthly churn rate; (ii) defendants failed to disclose problems with facsimile transmissions and a pending fax litigation case; (iii) defendants failed to disclose all patent infringement claims and issues; and (iv) that the Directed Share Program suffered from various infirmities. On January 18, 2008, defendants filed their motions to dismiss the Amended Complaint, and briefing on the matter was completed by April 2, 2008. The Court has not yet ruled on the motion. The firms who served as underwriters to the IPO, pursuant to an indemnification agreement entered into between us and those firms prior to the IPO, have demanded that Vonage reimburse them for the costs and fees incurred by them in defense of the IPO litigation. In addition, three of the firms have demanded that Vonage reimburse them for the costs and fees incurred by them in response to various regulatory inquiries by the Financial Industry Regulatory Authority (formerly the NASD) and the New York Stock Exchange, among other things. Vonage has declined to reimburse these three firms any fees or expenses.

Consumer Class Action Litigations.    We have been named in several purported class actions venued in California, New Jersey, and Washington alleging a wide variety of deficiencies with respect to our business practices, marketing disclosures, email marketing and quality issues for both phone and fax service.

For example, there are various class actions, on behalf of both nationwide and state classes, pending in New Jersey, Washington and California generally alleging that we delayed and/or refused to allow consumers to cancel their Vonage service; failed to disclose procedural impediments to cancellation; failed to adequately disclose that their 30-day money back guarantee does not give consumers 30 days to try out our services; suppressed and concealed the true nature of our services and disseminated false advertising about the quality, nature and terms of our services; imposed an unlawful early termination fee; and invoked unconscionable provisions of our Terms of Service to the detriment of customers. On May 11, 2007, plaintiffs in one action petitioned the Judicial Panel on Multidistrict Litigation (the “Panel”), seeking transfer and consolidation of the pending actions to a single court for coordinated pretrial proceedings. In an Order dated August 15, 2007, the Panel transferred the pending actions to the United States Court for the District of New Jersey, captioned In re Vonage Marketing and Sales Practices Litigation, MDL No. 1862, Master Docket No. 07-CV-3906 (USDC, D.N.J.). On October 1, 2007, counsel for one group of plaintiffs moved before the Court for Consolidation and Appointment of Co-Lead Counsel of the actions, and requested time to file an Amended Consolidated Complaint. The Court has not yet ruled on the motion.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Nebraska Public Service Commission.    On November 15, 2007, the Director of the Nebraska Telecommunications Infrastructure and Public Safety Department of the Nebraska Public Service Commission filed a complaint (the “PSC Complaint”) before the Nebraska Public Service Commission (the “NPSC”) alleging that Vonage is required to contribute to the Nebraska Universal Service Fund (“NUSF”) and has failed to do so. The PSC Complaint seeks an order compelling Vonage to contribute to the NUSF, as well as administrative penalties. Vonage is vigorously defending itself against the PSC Complaint. On December 6, 2007, Vonage filed its answer. On or about December 20, 2007, Vonage also brought a complaint for declaratory and injunctive relief against the NPSC in the United States District Court for the District of Nebraska. On March 3, 2008, the United States District Court for the District of Nebraska issued a Memorandum and Order granting Vonage’s Motion for a Preliminary Injunction and Declaratory Relief. Specifically, the Court enjoined the NPSC from asserting state jurisdiction over Vonage to force Vonage to contribute to the NUSF and found the NPSC’s assertion of state jurisdiction over Vonage to force Vonage to pay into the NUSF is unlawful as preempted by the Federal Communications Commission. On April 1, Nebraska filed a Notice of Appeal to the 8th Circuit Court of Appeals. On April 2, Vonage filed a motion for summary judgment in the district court, arguing the court should grant our permanent injunction. The district court, in a May 9, 2008 order, denied Vonage’s request for summary judgment without prejudice. Briefing before the 8th Circuit Court of Appeals has been completed. It is unknown whether the Court of Appeals for the 8th Circuit will grant oral argument or when the parties can expect a decision.

New Mexico Public Service Commission.    On June 27, 2008, the New Mexico Public Regulation Commission filed a complaint for Declaratory Judgment (“NMPRC Complaint”) in the United States District Court for the District of New Mexico, alleging that Vonage is required to contribute to the New Mexico Universal Service Fund (“NMUSF”) and failed to do so. The NMPRC Complaint seeks an order compelling Vonage to contribute to the NMUSF. Vonage is vigorously defending itself against the NMPRC Complaint. On or about July 21, 2008, Vonage filed a motion to dismiss the NMPRC Complaint.

City of New York vs. Verizon and Vonage.    On April 21, 2008, the City of New York and the Sheriff of the City of New York filed a complaint (“NYC Complaint”) in New York State Court against Verizon and Vonage, arising out of collection efforts on the $58,000 judgment entered against Vonage in the Verizon vs. Vonage patent litigation. The City alleges that either Verizon or Vonage is liable for $2,900, which represents a poundage fee of 5% of the value of the property sought to be levied upon. On May 13, 2008, Vonage filed a motion to dismiss one count of the NYC Complaint. On May 16, 2008, Verizon filed a motion to dismiss the NYC Complaint in its entirety. Briefing on the various motions is complete. The Court has not yet ruled on the motions.

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

Federal - Local Number Portability

On November 8, 2007, the Federal Communications Commission (“FCC”) released its Order extending Local Number Portability (“LNP”) obligations to interconnected VoIP providers. This requirement of the Order will become effective 30 days after publication of the Order in the Federal Register. The Order was published in the Federal Register on February 21, 2008, and the LNP requirement for interconnected VoIP providers became effective on March 24, 2008.

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

On October 9, 2007, the FCC’s Consumer and Governmental Affairs Bureau issued an Order granting in part several waiver requests related to VoIP 711 dialing. The Order waives for six months the requirement that interconnected VoIP service providers transmit 711 calls to an appropriate relay provider. On April 4, 2008, the Consumer and Governmental Affairs Bureau extended the waiver until June 30, 2009 for nomadic VoIP providers like Vonage. Under the direction of the FCC waiver, Vonage, as an interconnected VoIP service, is providing reminders to subscribers to dial 911 directly in the event of an emergency.

Federal - E-911

On September 3, 2005, the FCC released its VoIP E-911 Order. Pursuant to the Order, we were required (i) to notify our customers of the differences between the emergency services available through us and those available through traditional telephony providers and to receive affirmative acknowledgment from all of our customers that they understand the nature of the emergency services available through our service and (ii) to provide E-911 services to 100% of our subscribers by November 28, 2005. We have received affirmative acknowledgment from substantially all of our customers that they understand our emergency services and therefore we are substantially in compliance with both aspects of the Order. On November 28, 2005, we filed a petition for extension of time and limited waiver of certain of the enhanced emergency service requirements. To the extent the waiver is necessary and remains ungranted, we are at risk of an enforcement action including fines, penalties and/or an order to cease and desist selling and marketing our services in certain areas where E-911 service is unavailable. We regularly update the FCC on our E-911 deployment efforts. As of June 30, 2008, we have deployed E-911 service to approximately 99% of our U.S. customer base.

On July 23, 2008, the President signed the New and Emerging Technologies 911 Improvement Act of 2008 into law. The Act codifies the requirements adopted by the FCC in the VoIP E-911 Order. In addition, the Act provides that IP-enabled voice service providers shall have the same protection from liability for the provision of 911 service as wireless providers and local exchange carriers. Previously, Vonage did not have this protection. Further, the Act provides that IP-enabled voice service providers shall have access to the elements necessary to provide 911 service at the same rates, terms, and conditions as wireless providers. Previously, incumbent local exchange carriers, public service answering points, and others that control these elements were not required to provide access to IP-enabled voice service providers. Under the Act, the FCC must adopt rules to implement the access provisions of the Act within ninety days of July 23, 2008.

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

While this ruling does not exempt us from all state oversight of our service, it effectively prevents state telecommunications regulators from imposing certain burdensome and inconsistent market entry requirements and certain other state utility rules and regulations on our service. State regulators continue to probe the limits of federal preemption in their attempts to apply state telecommunications regulation to interconnected VoIP service. The Nebraska Public Service Commission and New Mexico Public Regulatory Commission cases, discussed above under the Litigation section to this note, are examples of state public utility commission attempts to extend traditional state telecommunications regulation to our service. In these cases, the state public utility commissions are seeking to apply state universal service funding requirements to Vonage. Kansas has also asserted that they have jurisdiction to seek state universal service funding from interconnected VoIP providers. Similarly, the Public Utility Commission of Ohio has proposed rules that would apply state fees for Telephone Relay Service to interconnected VoIP service. We expect that state public utility commissions will continue their attempts to apply state telecommunications regulations to interconnected VoIP service.

State and Municipal Taxes

Vonage vs. Commonwealth of Pennsylvania.    On January 8, 2008, Vonage filed a Petition for Review with the Pennsylvania Commonwealth Court, arising out of the Pennsylvania Department of Revenue’s assessment of Sales and Use Tax (“Assessment”) against Vonage. The total amount of the tax at issue, including interest, is $2,003. On March 6, 2008, in order to stay enforcement of the Assessment and proceed with the litigation, Vonage filed with the Court a letter of credit for 120% of the Assessment ($2,185). On June 19, 2008, the parties agreed to a tentative resolution of the dispute, calling for payment of approximately $600 to resolve the matter.

For a period of time, we did not collect or remit state or municipal taxes (such as sales, excise, and ad valorem taxes), fees or surcharges (“Taxes”) on the charges to our customers for our services, except that we have historically complied with the New Jersey sales tax. We have received inquiries or demands from a number of state and municipal taxing and 911 agencies seeking payment of Taxes that are applied to or collected from customers of providers of traditional public switched telephone network services. Although we have consistently maintained that these Taxes do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations, a number of states have changed their statutes as part of the streamlined sales tax initiatives and we are now collecting and remitting sales taxes in those states. In addition, a few states address how VoIP providers should contribute to support public safety agencies, and in those states we began to remit fees to the appropriate state agencies. We have also contacted authorities in each of the other states to discuss how we can financially contribute to the 911 system. We do not know how all these discussions will be resolved, but there is a possibility that we will be required to pay or collect and remit some or all of these Taxes in the future. Additionally, some of these Taxes could apply to us retroactively. As such, we have a reserve of $3,807 at June 30, 2008 as our best estimate of the potential tax exposure for any retroactive assessment. We believe the maximum estimated exposure for retroactive assessments is $13,416 as of June 30, 2008.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Purchase Obligations

At June 30, 2008, future commitments for purchase obligations include: $4,700 over three years that will enable us to provide broadband internet access to our customers, $1,500 for one year to provide in-store support at national retail outlets, and $12,400 over a three year period to provide customer care technical support to our customers.

Note 3.    Subsequent Events

Convertible Notes Refinancing

As of June 30, 2008, we had a working capital deficit of $239,679, caused primarily by $253,460 of Notes due December 1, 2010 being classified as a current liability since they can be put by the holders on December 16, 2008. On July 22, 2008, we entered into a Commitment Letter with Silver Point establishing the terms and conditions of a $185,000 Initial Financing. Silver Point has also agreed, subject to certain conditions, to use commercially reasonable efforts to assemble a syndicate of other lenders to provide up to $30,000 of Incremental Financing.

The closing for the Initial Financing is expected to occur in the third quarter of 2008. Silver Point has committed to be allocated $125,000 of the Initial Financing and it is a condition to closing of the Initial Financing that we obtain commitments from a permitted group for the remaining amounts of the Initial Financing. Silver Point may syndicate a portion of its commitment.

We intend to use the proceeds of the Initial Financing less estimated fees and expenses of approximately $21,000 to $24,000, of which approximately $3,000 has been paid as of June 30, 2008, plus cash on hand, to repurchase our existing Notes in the Offer, which we commenced on July 31, 2008. Assuming all holders tender all of their Notes and such Notes are accepted pursuant to the Offer on the expiration date, the aggregate cost to us of such repurchases, for principal, accrued and unpaid interest and all fees and expenses will be approximately $257,600.

There can be no assurance that we will be successful in completing this or any other refinancing transaction, which raises substantial doubt as to our ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Appointment of New CEO

On July 29, 2008, we announced that our Board of Directors has appointed Marc Lefar as our Chief Executive Officer. Mr. Lefar replaces Interim CEO Jeffrey Citron, who had assumed the additional role in April 2007. Mr. Citron will assume the role of non-executive Chairman of the Board of Directors and serve as a consultant on long-term strategy.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our consolidated financial statements and the related notes included elsewhere in this Form 10-Q and our audited financial statements included in our Annual Report on Form 10-K. This discussion contains forward-looking statements. These forward-looking statements are based on information available at the time the statements are made and/or management’s belief as of that time with respect to future events and involve risks and uncertainties that could cause actual results and outcomes to be materially different. Important factors that could cause such differences include the Company’s ability to consummate the proposed private debt financing arrangement, which is subject to numerous uncertainties, including but not limited to successful negotiation of definitive documentation for the financing arrangement and satisfaction or waiver of all conditions to closing, which include obtaining stockholder approval of the potential issuance of shares of common stock upon the conversion of convertible notes; the Company’s ability to refinance the Company’s outstanding convertible notes, which can be put to it in December 2008; the Company’s history of net operating losses and the Company’s need for cash to finance the Company’s growth; results of pending litigation and intellectual property and other litigation that may be brought against us; the competition we face; our dependence on our customers’ existing broadband connections; differences between our service and traditional phone services, including our 911 service; uncertainties relating to regulation of VoIP services; system disruptions or flaws in our technology; the risk that VoIP does not gain broader acceptance; and other factors that are set forth in the “Risk Factors” in our Annual Report on Form 10-K, in our Quarterly Reports on Form 10-Q and in our Current Reports on Form 8-K. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, and therefore, you should not rely on these forward-looking statements as representing our views as of any date subsequent to today.

Overview

We are a leading provider of broadband telephone services with over 2.6 million subscriber lines as of June 30, 2008. Our services use Voice over Internet Protocol, or VoIP, technology, which enables voice communications over the Internet through the conversion and compression of voice signals into data packets. In order to use our service offerings, customers must have access to a broadband Internet connection with sufficient bandwidth (generally 60 kilobits per second or more) for transmitting those data packets.

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

We launched our service in the United States in October 2002, in Canada in November 2004 and in the United Kingdom in May 2005. Since our U.S. launch, we have experienced rapid revenue and subscriber line growth. While in prior years our revenue has grown rapidly, we have incurred an accumulated deficit of $1,004,128 from our inception through June 30, 2008. Although our net losses initially were driven primarily by start-up costs and the cost of developing our technology, more recently our net losses have been driven by our growth strategy. In addition, we plan to continue to invest in research and development and customer care. In 2007, we announced we are seeking to balance growth with profitability. We intend to continue to pursue growth because we believe it will position us as a strong competitor in the long term. Although we believe we will achieve net income in the future, we ultimately may not be successful and we may never achieve net income.

Recent Developments Related to Our Convertible Notes Refinancing

As of June 30, 2008, we had a working capital deficit of $239,679, caused primarily by $253,460 of Notes due December 1, 2010 (“Notes”) being classified as a current liability since they can be put by the holders on December 16, 2008. On July 22, 2008, we entered into a commitment letter (the “Commitment Letter”) with Silver Point Finance, LLC (“Silver Point”) establishing the terms and conditions of a $185,000 initial private debt financing (the “Initial Financing”). Silver Point has also agreed, subject to certain conditions, to use commercially reasonable efforts to assemble a syndicate of other lenders to provide up to $30,000 of incremental private debt financing (the “Incremental Financing”).

The closing for the Initial Financing is expected to occur in the third quarter of 2008. Silver Point has committed to be allocated $125,000 of the Initial Financing and it is a condition to closing of the Initial Financing that we obtain commitments from a permitted group for the remaining amounts of the Initial Financing. Silver Point may syndicate a portion of its commitment.

We intend to use the proceeds of the Initial Financing less estimated fees and expenses of approximately $21,000 to $24,000, of which approximately $3,000 has been paid as of June 30, 2008, plus cash on hand, to repurchase our existing Notes in a tender offer (“Offer”), which we commenced on July 31, 2008. Assuming all holders tender all of their Notes and such Notes are accepted pursuant to the Offer on the expiration date, the aggregate cost to us of such repurchases, for principal, accrued and unpaid interest and all fees and expenses will be approximately $257,600.

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

Trends in Our Industry and Key Operating Data

A number of trends in our industry have a significant effect on our results of operations and are important to an understanding of our financial statements. Also, the table below includes key operating data that our management uses to measure the growth and operating performance of our business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Gross subscriber line additions	230,832	236,840	512,161	569,333
Net subscriber line additions	2,080	56,691	32,213	222,337
Subscriber lines (at period end)	2,612,440	2,446,448	2,612,440	2,446,448
Average monthly customer churn	3.0%	2.5%	3.2%	2.5%
Average monthly revenue per line	$29.04	$28.38	$29.02	$28.68
Average monthly telephony services revenue per line	$27.92	$27.63	$27.97	$27.82
Average monthly direct cost of telephony services per line	$7.22	$7.21	$7.26	$7.70
Marketing costs per gross subscriber line addition	$282.89	$286.72	$246.40	$278.85
Employees (excluding temporary help) (at period end)	1,662	1,421	1,662	1,421

Broadband adoption.    The number of U.S. households with broadband Internet access has grown significantly. We expect this trend to continue. We benefit from this trend because our service requires a broadband Internet connection and our potential addressable market increases as broadband adoption increases.

Changing competitive landscape.    We continue to see increasing competition from other companies that offer multiple services such as cable television, video services, voice service and broadband Internet service. These competitors are offering VoIP or other voice services as part of a bundle, in which they offer voice services at a lower price than we do to new subscribers. In addition, we believe several of these competitors are working to develop new integrated offerings that we cannot provide and that could make their services more attractive to customers. We also compete against established alternative voice communication providers and independent VoIP service providers. Some of these service providers may choose to sacrifice revenue in order to gain market share and have offered their services at lower prices or for free.

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

Subscriber lines.    Our subscriber lines include, as of a particular date, all subscriber lines from which a customer can make an outbound telephone call on that date. Our subscriber lines include fax lines and SoftPhones but do not include our virtual phone numbers or toll free numbers, which only allow inbound telephone calls to customers. Subscriber lines increased from 2,446,448 as of June 30, 2007 to 2,612,440 as of June 30, 2008. We believe that the increase in our subscriber lines was related to our advertising which includes television, online, direct mail and telemarketing. Although our subscriber lines increased compared to last year, we do not expect to sustain our historical subscriber line growth rate on a percentage basis due to a combination of increased competition, a larger customer base, our decrease in marketing costs and increasing saturation among our initial target customer base, which included many early adopters.

Average monthly customer churn.    Average monthly customer churn for a particular period is calculated by dividing the number of customers that terminated during that period by the simple average number of customers during the period, and dividing the result by the number of months in the period. The simple average number of customers during the period is the number of customers on the first day of the period, plus the number of customers on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first 30 days after activation. Our average monthly customer churn was 3.0% for the three months ended June 30, 2008 compared to 2.5% for the three months ended June 30, 2007. We believe this increase was driven, in part, by inconsistent user experience with our service, quality of our service and increased competition. We monitor churn on a daily basis and use it as an indicator of the level of customer satisfaction. Other companies may calculate churn differently, and their churn data may not be directly comparable to ours. Customers who have been with us for a year or more tend to have a significantly lower churn rate than customers who have not. Our churn will fluctuate over time due to increased competitive pressures, market place perception of our services and our ability to provide high quality customer care and add future innovative products and services.

Average monthly revenue per line.    Average monthly revenue per line for a particular period is calculated by dividing our total revenue for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. The simple average number of subscriber lines for the period is the number of subscriber lines on the first day of the period, plus the number of subscriber lines on the last day of the period, divided by two. Our average monthly revenue per line increased slightly to $29.04 for the three months ended June 30, 2008 compared to $28.38 for the three months ended June 30, 2007. We continue to expect stability in our pricing environment. In addition, an increasing number of customers are choosing the residential unlimited plan as a result of the first month free promotion, which has a positive effect on longer term average monthly revenue per line.

Average monthly telephony services revenue per line.    Average monthly telephony services revenue per line for a particular period is calculated by dividing our total telephony services revenue for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. Our average monthly telephony services revenue per line was $27.92 for the three months ended June 30, 2008 compared with $27.63 for the three months ended June 30, 2007, reflecting a benefit from the reduction in the period over which activation fees are amortized.

Average monthly direct cost of telephony services per line.    Average monthly total direct cost of telephony services per line for a particular period is calculated by dividing our direct cost of telephony services for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. We use the average monthly total direct cost of telephony services per line to evaluate how effective we are at managing our costs of providing service. Our average monthly total direct cost of telephony services per line remained constant at $7.22 for the three months ended June 30, 2008 compared to $7.21 for the three months ended June 30, 2007.

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

Marketing cost per gross subscriber line addition of $282.89 for the three months ended June 30, 2008 was consistent compared to $286.72 for the three months ended June 30, 2007.

Employees.    Employees represent the number of personnel that are on our payroll and exclude temporary or outsourced labor.

Regulation.    Our business has developed in an environment largely free from regulation. However, the United States and other countries have begun to examine how VoIP services should be regulated, and a number of initiatives could have an impact on our business. For example, the FCC has concluded that wireline broadband Internet access, such as DSL and Internet access provided by cable companies, is an information service and is subject to lighter regulation than telecommunications services. This order may give providers of wireline broadband Internet access the right to discriminate against our services, charge their customers an extra fee to use our service or block our service. We believe it is unlikely that this will occur on a widespread basis, but if it does it would have a material adverse effect on us. Other regulatory initiatives include the assertion of state regulatory authority over us, local number portability, disability access and proposed reforms for the intercarrier compensation system. Complying with regulatory developments may affect our business by increasing the taxes and regulatory fees we pay and our operating expenses, including legal and consulting fees, or requiring us to make significant capital expenditures.

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

We also generate revenue by charging a fee for activating service. We charge an activation fee to our direct channel customers, or those customers who purchase equipment directly from us and to our retail channel customers, or customers who purchase equipment from retail stores. For our direct channel customers, activation fees, together with the related customer acquisition amounts for equipment, are deferred and amortized over the estimated average customer relationship period of 60 months. For our retail channel customers, rebates and retailer commissions up to but not exceeding the activation fee, are also deferred and amortized over the estimated average customer relationship period of 60 months. Starting January 1, 2008, due to the increase in churn, the customer relationship period was reduced to 48 months for both the direct and retail channel. The amortization of deferred customer equipment expense is recorded to direct cost of goods sold. The amortization of deferred rebates is recorded as a reduction to telephony services revenue. The amortization of deferred retailer commissions is recorded as marketing expense. The impact of this change was not material to the consolidated results of operations.

In the United States, we charge regulatory recovery fees on a monthly basis to defray the costs associated with regulatory consulting and compliance as well as related litigation, E-911 compliance and to cover taxes that we are charged by the suppliers of telecommunications services. In addition, we charge customers Federal USF, which fees we record as revenue.

Prior to August 15, 2007, we accepted returns of customer equipment up to 30 days. From August 15, 2007 through January 31, 2008, customers had up to 60 days to return equipment. Starting February 1, 2008, returns of customer equipment was reduced back to 30 days. For all subscribers who became our customers from July 1, 2005 to February 1, 2007, we charged a disconnect fee to customers who terminated their service within one year of activation. For subscribers who became customers after February 1, 2007, we charge a disconnect fee to those customers who terminate their service within two years of activation. Disconnect fees are recorded as revenue and are recognized at the time the customer terminates service.

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

Total direct cost of telephony services.    Total direct cost of telephony services primarily consists of fees that we pay to third parties on an ongoing basis in order to provide our services. These fees include:

•

Access charges that we pay to other telephone companies to terminate domestic and international calls on the public switched telephone network. These costs represented approximately 42% and 50% of our direct cost of telephony services for the three months ended June 30, 2008 and 2007, respectively, with a portion of these payments ultimately being made to incumbent telephone companies. When a Vonage subscriber calls another Vonage subscriber, we generally do not pay an access charge.

•

The cost of leasing Internet transit services from multiple Internet service providers. This Internet connectivity is used to carry VoIP session initiation signaling and packetized audio media between our subscribers and our regional data centers.

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

•	Creative and production costs.

•	The costs to serve and track our online advertising.

•	Certain amounts we pay to retailers for newspaper insert advertising, product placement and activation commissions.

•	The cost associated with our customer referral program.

Depreciation and amortization expenses.    Depreciation and amortization expenses include:

•	Depreciation of our network equipment, furniture and fixtures, and employee computer equipment.

•	Amortization of leasehold improvements and purchased software.

•	Amortization of intangible assets (patents and trademarks).

•	Loss on disposal or impairment of property and equipment.

Other Income (Expense)

Other Income (Expense) consists of:

•	Interest income on cash, cash equivalents and marketable securities.

•	Interest expense on notes payable, the Verizon patent litigation judgment and capital leases.

•	Amortization of deferred financing costs.

•	Accretion of convertible notes.

•	Debt conversion expense relating to the conversion of notes payable to equity.

After the closing of the proposed private debt financing, assuming no material increase in the interest rate environment, we expect our interest expense to more than double.

Results of Operations

The following table sets forth, as a percentage of consolidated operating revenues, our consolidated statement of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
		Restated		Restated
Operating Revenues:
Telephony services	96%	97%	96%	97%
Customer equipment and shipping	4	3	4	3

	100	100	100	100

Operating Expenses:
Direct cost of telephony services (excluding depreciation and amortization)	25	26	25	27
Royalty	—	5	—	5

Total direct cost of telephony services	25	31	25	32
Direct cost of goods sold	8	5	9	6
Selling, general and administrative	34	38	35	42
Marketing	29	33	28	40
Depreciation and amortization	5	4	5	4

	101	111	102	124

Loss from operations	(1)	(11)	(2)	(24)

Other Income (Expense):
Interest income	—	2	1	3
Interest expense	(2)	(2)	(2)	(3)

	(2)	—	(1)	—
Loss before income tax benefit (expense)	(3)	(11)	(3)	(24)
Income tax benefit (expense)	—	—	—	—

Net loss	(3)%	(11)%	(3)%	(24)%

Summary of Results for the Three and Six Months Ended June 30, 2008 and June 30, 2007

(in thousands, except percentages)	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	Dollar Change	Percent Change	2008	2007	Dollar Change	Percent Change
Telephony services	$218,738	$200,470	$18,268	9%	$435,718	$389,837	$45,881	12%
Direct cost of telephony services (1)	56,586	52,335	4,251	8%	113,084	107,901	5,183	5%
Royalty	—	11,052	(11,052)	(100)%	—	21,467	(21,467)	(100)%

(1)	Excludes depreciation and amortization of $4,728, $4,191, $9,429 and $8,304, respectively

Telephony services revenue.    For the quarter ended June 30, 2008, telephony services revenue increased by $18,268, or 9%, compared to the quarter ended June 30, 2007. This was primarily driven by an increase in the number of subscriber lines, which grew from 2,446,448 at June 30, 2007 to 2,612,440 at June 30, 2008. The increase in subscriber lines translated into an increase in monthly subscription fees of $10,017, regulatory fees that we collect from subscribers of $4,713, which included $3,404 of USF, and activation fees of $3,415. The increase in activation fees included $2,151 for the change in our customer life from 60 months to 48 months in the first quarter of 2008. Additionally, we experienced a higher volume of international calling by subscribers that generated an increase of $5,382. This was offset by a $3,678 increase in bad debt expense and a $2,946 increase in credits we issued to subscribers.

For the six months ended June 30, 2008, telephony services revenue increased by $45,881, or 12%, compared to the six months ended June 30, 2007. This was primarily driven by an increase in the number of subscriber lines, which grew from 2,446,448 at June 30, 2007 to 2,612,440 at June 30, 2008. The increase in subscriber lines translated into an increase in monthly subscription fees of $27,667, regulatory fees that we collect from subscribers of $9,420, which included $6,652 of USF, and activation fees of $7,404. The increase in activation fees included $4,920 for the change in our customer life from 60 months to 48 months in the first quarter of 2008. Additionally, we experienced a higher volume of international calling by subscribers that generated an increase of $10,043. This was offset by an $8,056 increase in bad debt expense and a $3,337 increase in credits we issued to subscribers.

Direct cost of telephony services.    For the quarter ended June 30, 2008 compared to 2007, the increase in direct cost of telephony services of $4,251, or 8%, was primarily due to the USF fees imposed by government agencies of $3,404 and taxes that we pay on our purchase of telecommunications services from our suppliers of $2,107. Also, there was an increase in our network costs of $1,133, which includes costs for co-locating in other carriers’ facilities, for leasing phone numbers, routing calls on the Internet, and transferring calls to and from the Internet to the public switched telephone network and E-911 costs. This was offset by a decrease in termination costs of $2,393, which are costs to transfer calls to and from the Internet to the public switched telephone network.

For the six months ended June 30, 2008 compared to 2007, the increase in direct cost of telephony services of $5,183, or 5%, was primarily due to the USF fees imposed by government agencies of $6,652. Also, there was an increase in our network costs of $4,022, which includes costs for co-locating in other carriers’ facilities, for leasing phone numbers, routing calls on the Internet, and transferring calls to and from the Internet to the public switched telephone network and E-911 costs. This was offset by a decrease in termination costs of $5,525, which are costs to transfer calls to and from the Internet to the public switched telephone network.

Royalty.    The royalty expense of $11,052 and $21,467 for the three and six months ended June 30, 2007, respectively, was for the judgment entered against us in our patent litigation with Verizon. No royalty is required subsequent to our October 2007 IP-litigation settlement with Verizon.

(in thousands, except percentages)	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	Dollar Change	Percent Change	2008	2007	Dollar Change	Percent Change
Customer equipment and shipping	$8,786	$5,432	$3,354	62%	$16,423	$12,005	$4,418	37%
Direct cost of goods sold	18,533	11,243	7,290	65%	40,605	24,576	16,029	65%

Customer equipment and shipping gross loss	$(9,747)	$(5,811)	$(3,936)	(68)%	$(24,182)	$(12,571)	$(11,611)	(92)%

Customer equipment and shipping revenue.    For the quarter ended June 30, 2008 compared to 2007, our customer equipment and shipping revenue increased by $3,354, or 62%, primarily due to an increase in customer equipment sales of $3,502, which was offset by the decrease in customer shipping revenue of $148 due to less period over period customer additions.

For the six months ended June 30, 2008 compared to 2007, our customer equipment and shipping revenue increased by $4,418, or 37%, primarily due to an increase in customer equipment sales of $5,026 from more expensive devices and more retail devices sold, which was offset by the decrease in customer shipping revenue of $608 due to less period over period customer additions.

Direct cost of goods sold.    For the quarter ended June 30, 2008 compared to 2007, the increase in direct cost of goods sold of $7,290, or 65%, was due to an increase in the cost of customer equipment of $6,907 including $1,944 of amortization costs on customer equipment, which were higher for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 due to the increase in subscriber base and the change of our customer life from 60 months to 48 months in the first quarter of 2008. We also incurred additional costs on promotional items in order to reduce churn. Our shipping costs increased slightly by $383 due to higher shipping rates offset by fewer devices shipped for the three months ended June 30, 2008.

For the six months ended June 30, 2008 compared to 2007, the increase in direct cost of goods sold of $16,029, or 65%, was due to an increase in the cost of customer equipment of $14,299 including $4,475 of amortization costs on customer equipment, which were higher for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 due to the increase in subscriber base and the change of our customer life from 60 months to 48 months in the first quarter of 2008. We also incurred additional costs on promotional items in order to reduce churn. Our shipping costs increased slightly by $1,730 due to higher shipping rates offset by fewer devices shipped for the six months ended June 30, 2008.

(in thousands, except percentages)	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	Dollar Change	Percent Change	2008	2007	Dollar Change	Percent Change
		Restated				Restated
Selling, general and administrative	$77,931	$77,802	$129	0%	$157,323	$168,794	$(11,471)	(7)%

Selling, general and administrative.    For the quarter ended June 30, 2008 compared to 2007, there was a slight increase in selling, general and administrative expenses of $129, or less than 1%. This included increases in share-based compensation expense of $6,613, outsourced temporary labor of $1,723 and legal settlements of $2,067 offset by decreases in professional fees of $5,972, primarily related to our past IP-litigation, $2,184 in tax expense for what we potentially might owe for sales tax and a decrease in severance costs of $3,510 related to our reduction-in-force in 2007.

For the six months ended June 30, 2008 compared to 2007, there was a decrease in selling, general and administrative expenses of $11,471, or 7%. This includes a decrease in professional fees of $11,485, primarily related to our IP-litigation in 2007, a decrease of $1,815 in tax expense for what we potentially might owe for sales tax and a decrease in wages and severance costs of $10,146 related to the reduction-in-force in 2007. The decreases were offset by increases in costs related to our retail kiosks of $3,619, legal settlements of $3,180, outsourced temporary labor of $2,749 and share-based compensation expense of $1,585.

(in thousands, except percentages)	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	Dollar Change	Percent Change	2008	2007	Dollar Change	Percent Change
Marketing	$65,300	$67,906	$(2,606)	(4)%	$126,199	$158,756	$(32,557)	(21)%

Marketing.    For the quarter ended June 30, 2008 compared to 2007, there was a slight decrease in marketing expense of $2,606, or 4%. We had reductions in alternative media of $4,439, online advertising of $1,572 and in retail advertising and other miscellaneous marketing costs of $3,019, offset by an increase in television advertising of $6,419.

For the six months ended June 30, 2008 compared to 2007, marketing expense decreased by $32,557, or 21% primarily related to managements decision in the second quarter of 2007 to balance growth and profitability. This translated into reductions in alternative media of $13,132, online advertising of $7,854, in television advertising of $3,575 and in retail advertising and other miscellaneous marketing costs of $7,996.

(in thousands, except percentages)	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	Dollar Change	Percent Change	2008	2007	Dollar Change	Percent Change
Depreciation and amortization	$11,114	$8,191	$2,923	36%	$21,323	$16,050	$5,273	33%

Depreciation and amortization.    The increase in depreciation and amortization of $2,923, or 36%, and $5,273, or 33%, for the three and six months ended June 30 2008 and 2007, respectively, was due to an increase in depreciation of network equipment, computer equipment and amortization related to patents and software.

(in thousands, except percentages)	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	Dollar Change	Percent Change	2008	2007	Dollar Change	Percent Change
Interest income	$1,021	$4,761	$(3,740)	(79)%	$2,421	$10,828	$(8,407)	(78)%
Interest expense	(5,535)	(5,127)	(408)	(8)%	(11,106)	(10,276)	(830)	(8)%
Other, net	52	(50)	102	204%	(112)	(33)	(79)	(239)%

	$(4,462)	$(416)	$(4,046)		$(8,797)	$519	$(9,316)

Interest income.    For the three and six months ended June 30, 2008 compared to 2007, the decrease in interest income of $3,740, or 79%, and $8,407, or 78%, respectively, was due to the decrease in cash, cash equivalents and marketable securities and lower interest rates.

Interest expense.    For the three months ended June 30, 2008 compared to 2007, the increase in interest expense of $408, or 8%, was primarily due to additional deferred financing cost of $331 and the increase in interest expense on the AT&T litigation settlement of $788, which was offset by the decrease of $707 in interest expense on the Verizon judgment and royalty required to be deposited into escrow in 2007.

For the six months ended June 30, 2008 compared to 2007, the increase in interest expense of $830, or 8%, was primarily due to additional deferred financing cost of $662 and the increase in interest expense on the AT&T litigation settlement of $1,629, which was offset by the decrease of $1,428 in interest expense on the Verizon judgment and royalty required to be deposited into escrow in 2007.

(in thousands, except percentages)	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	Dollar Change	Percent Change	2008	2007	Dollar Change	Percent Change
Income tax benefit (expense)	$(480)	$(183)	$(297)	(162)%	$(653)	$(377)	$(276)	(73)%

Provision for Income Taxes

Although we have net losses for financial reporting purposes, in certain jurisdictions we are not able to file a consolidated income tax return, which prevents us from offsetting taxable losses from some subsidiaries against taxable income of other subsidiaries. As such, we have incurred income tax expense which has increased for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007 due to higher taxable income at our profitable subsidiaries.

As of June 30, 2008, we had net operating loss carryforwards for U.S. federal and state tax purposes of $750,111 and $720,934, respectively, expiring at various times from years ending 2020 through 2028. In addition, we had net operating loss carryforwards for Canadian tax purposes of $59,056 expiring through 2027. We also had net operating loss carryforwards for United Kingdom tax purposes of $30,292 with no expiration date. Recognition of deferred tax assets will require generation of future taxable income. There can be no assurance that we will generate sufficient taxable income in future years. Therefore, we established a valuation allowance on net deferred tax assets of $388,929 as of June 30, 2008.

(in thousands, except percentages)	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	Dollar Change	Percent Change	2008	2007	Dollar Change	Percent Change
Net loss	$(6,882)	$(23,226)	$16,344	70%	$(15,843)	$(95,560)	$79,717	83%

Net Loss.    Based on the explanations described above, our net loss decreased for both the three and six months ended June 30, 2008 compared to 2007.

Liquidity and Capital Resources

Overview

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2008	2007
	(dollars in thousands)
Net cash provided by (used in) operating activities	$24,094	$(111,450)
Net cash provided by (used in) investing activities	30,779	45,434
Net cash provided by (used in) financing activities	(388)	297

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

Our consolidated financial statements as of June 30, 2008 and December 31, 2007 have been prepared under the assumption that we will continue as a going concern for the twelve months ending December 31, 2008. Our independent registered public accounting firm’s report dated March 17, 2008 on our 2007 financial statements included an explanatory paragraph referring to our $217,000 working capital deficit caused primarily by $253,460 of Notes due December 1, 2010 classified as a current liability since they can be put to us on December 16, 2008 and expressing substantial doubt as to our ability to continue as a going concern without refinancing them or obtaining additional debt or equity capital.

Our ability to continue as a going concern is subject to our ability to successfully repurchase, refinance or restructure our Notes. As of June 30, 2008, we had a working capital deficit of $239,679, caused primarily by $253,460 of Notes being classified as a current liability since they can be put by the holders on December 16, 2008. On July 22, 2008, we entered into a Commitment Letter with Silver Point establishing the terms and conditions of a $185,000 Initial Financing. Silver Point has also agreed, subject to certain conditions, to use commercially reasonable efforts to assemble a syndicate of other lenders to provide up to $30,000 of Incremental Financing (the “Incremental Financing” and, together with the Initial Financing, the “Financing”).

The closing for the Initial Financing is expected to occur in the third quarter of 2008. Silver Point has committed to be allocated $125,000 of the Initial Financing and it is a condition to closing of the Initial Financing that we obtain commitments from a permitted group for the remaining amounts of the Initial Financing. Silver Point may syndicate a portion of its commitment.

We intend to use the proceeds of the Initial Financing less estimated fees and expenses of approximately $21,000 to $24,000, of which approximately $3,000 has been paid as of June 30, 2008, plus cash on hand, to repurchase our existing Notes in the Offer, which we commenced on July 31, 2008. Assuming all holders tender all of their Notes and such Notes are accepted pursuant to the Offer, on the expiration date, the aggregate cost to us of such repurchases, for principal, accrued and unpaid interest and all fees and expenses, will be approximately $257,600.

If the Financing is completed, on a daily basis, all specified unrestricted cash above $30,000 will be swept into a concentration account (the “Concentration Account”), and until the balance in the Concentration Account is at least equal to specified Concentration Account minimums, we may not access or make any withdrawals from the Concentration Account. Thereafter, we will have the right to withdraw funds from the Concentration Account in excess of the specified Concentration Account minimums until such time as an event of default has occurred and is continuing and Silver Point takes certain specified steps. The Concentration Account minimums, which will be reduced in the event of certain mandatory repayments and increased by the proceeds of the Incremental Senior Facility, will range from $0 to $43,575 and initially will be $13,575.

For the first full quarter after the closing of the private debt financing, assuming no material increase in the interest rate environment, we expect that our quarterly cash interest expense will be slightly higher than the second quarter of 2008.

There can be no assurance that this or any other refinancing transaction will occur. If we are unable to refinance or restructure our Notes or obtain additional debt or equity capital, on favorable terms, or at all, we may face substantial liquidity challenges and we may be forced to reduce or delay capital or other material expenditures, including significantly reducing our marketing expenditures or disposing of material assets to meet our potential repurchase and other obligations. The inability to repurchase, refinance or restructure our Notes could lead to our bankruptcy, reorganization, insolvency or liquidation. Because there can be no assurance that we will be successful in refinancing or restructuring the Notes, or obtain additional debt or equity capital, there is substantial doubt as to our ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have contingent liabilities for state and local sales taxes. As of June 30, 2008, we had a reserve of $3,807. If our ultimate liability exceeds this amount, it could have a material adverse effect on us. However, we do not believe it would significantly impair our liquidity.

To the extent we change our plans, or if our expectations are wrong, we may need to seek additional funding by accessing the equity or debt capital markets. In addition, although we do not currently anticipate any acquisitions, we may need to seek additional funding if an attractive acquisition opportunity is presented to us. However, our significant losses to date may prevent us from obtaining additional funds on favorable terms or at all. Because of our historical net losses and our limited tangible assets, we do not fit traditional credit lending criteria, which, in particular, could make it difficult for us to obtain loans or to access the debt capital markets. In addition, the terms of our outstanding convertible notes provide for additional shares to be issued upon conversion if we sell shares of our common stock after our initial public offering at a price that is less than the average trading price of our common stock over the 10-day period prior to any such sale, which might limit our access to the capital markets. We expect that the credit documentation for the Financing will contain affirmative and negative covenants that will affect, and in many respects significantly limit or prohibit, among other things, our ability to incur, prepay or modify documentation governing indebtedness and incur liens. Further, the ability to raise additional capital through the issuance of equity securities may be impeded due to the litigation surrounding our IPO and our current stock price.

Capital expenditures

Capital expenditures are mainly for the purchase of network equipment and computer hardware as we continue to expand our network and for the implementation of software solutions. We continue to invest heavily in networking equipment, technology, corporate facilities and information technology infrastructure. Our capital expenditures for the six months ended June 30, 2008 were $22,357, of which $16,504 was for software acquisition and development. For 2008, we believe our capital expenditures will be approximately $50,000. However, if we are unable to refinance our convertible notes, our capital expenditures will be reduced as necessary.

Operating Activities

Cash provided by operating activities for the six months ended June 30, 2008 was $24,094 and consisted of a net loss of $15,843, $11,025 provided by working capital and other activities and $28,912 of adjustments for non-cash items. Adjustments for non-cash items consisted primarily of depreciation and amortization of $21,323 and $5,036 for stock option compensation. Working capital and other activities primarily consisted of a net increase in cash of $14,905 for accounts payable and accrued expenses, which are primarily related to marketing, an increase in cash of $6,674 for deferred revenue and deferred product costs and $4,459 in inventory, offset by a decrease in cash in accounts receivable of $5,027, prepaid expenses of $4,844 and $2,581 for a reduction in other liability related to AT&T patent litigation.

Cash used in operating activities for the six months ended June 30, 2007 was $111,450 and consisted of a net loss of $95,560 and $38,782 used in working capital and other activities, offset by adjustments for non-cash items $22,892. Adjustments for non-cash items consisted primarily of depreciation and amortization of $16,050 and $3,451 for stock option compensation. Working capital activities primarily consisted of a net decrease in cash of $23,678 for accounts payable and accrued expenses primarily related to marketing, which was offset by an increase in accrued expenses in the Verizon patent litigation judgment entered against us and a decrease in cash of $13,594 for prepaid expenses and $5,426 for inventory, offset by $6,851 increase for deferred revenue net of deferred product costs.

Investing Activities

Cash provided by investing activities for the six months ended June 30, 2008 of $30,779 was attributable to net sales and purchases of marketable securities of $56,404 offset by capital expenditures, purchase of intangible assets and development of software assets of $22,357 and $3,268 for the increase in restricted cash.

Cash provided by investing activities for the six months ended June 30, 2007 of $45,434 was attributable to net sales and purchases of marketable securities of $157,450 offset by capital expenditures and development of software assets of $22,280 and $89,736 for the increase in restricted cash.

Financing Activities

Cash used in financing activities for the six months ended June 30, 2008 of $388 was primarily for capital lease payments.

Cash provided by financing activities for the six months ended June 30, 2007 of $297 was attributable to net proceeds received from the exercise of stock options and monies received from customers that owed money through our Directed Share Program related to our initial public offering in May 2006 which was offset by capital lease payments.

Summary of Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in Note 1 to our consolidated financial statements. The following describes our critical accounting policies and estimates:

Use of Estimates

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates.

On an ongoing basis, we evaluate our estimates, including the following:

•	those related to the average period of service to a customer used to amortize deferred revenue and deferred customer acquisition costs associated with customer activation;

•	the useful lives of property and equipment; and

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

We also generate revenues by charging a fee for activating service. Customer activation fees, along with the related customer acquisition amounts for customer equipment in the direct channel and for rebates and retailer commissions in the retail channel up to but not exceeding the activation fee, are deferred and amortized over the estimated average customer relationship period. The amortization of deferred customer equipment is recorded to direct cost of goods sold. The amortization of deferred rebates is recorded as a reduction to telephony services revenues. The amortization of deferred retailer commissions is recorded as marketing expense. For 2006 and 2007, the estimated customer relationship period was 60 months. For 2008, due to the increase in churn, the customer relationship period was reduced to 48 months.

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

Net Operating Loss Carryforwards

As of June 30, 2008, we had net operating loss carryforwards for U.S. federal and state tax purposes of $750,111 and $720,934, respectively, expiring at various times from years ending 2020 through 2028. In addition, we had net operating loss carryforwards for Canadian tax purposes of $59,056 expiring through 2027. We also had net operating loss carryforwards for United Kingdom tax purposes of $30,292 with no expiration date.

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

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 162 (“SFAS No. 162”), “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 becomes effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect that the adoption of SFAS No. 162 will have a material impact on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”. Under SFAS No. 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 was effective for us beginning in the first quarter of 2008. We currently do not have any instruments eligible for election of the fair value option. Therefore, the adoption of SFAS No. 159 in the first quarter of 2008 did not impact our consolidated financial position, results of operations or cash flows.

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

Item 1A.    Risk Factors

Except as provided hereafter, there have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. This information should be read in conjunction with the risk factors in such Annual Report.

Our business may be harmed if we are unable to meet Payment Card Industry data security standards.

We are currently in the process of upgrading our systems and procedures to meet Payment Card Industry (“PCI”) data security standards, which requires periodic audits, including an audit prior to the end of 2008, by independent third parties to assess compliance. PCI data security standards are a comprehensive set of requirements for enhancing payment account data security that was developed by the PCI Security Standards Council including American Express, Discover Financial Services, JCB International, Mastercard Worldwide and VISA Inc., to help facilitate the broad adoption of consistent data security measures. Failure to comply with the security requirements or rectify a security issue may result in fines. While we believe it is unusual, restrictions on accepting payment cards, including a complete restriction, may be imposed on companies that are not compliant. While there can be no assurance, we currently expect to be compliant with PCI security standards by the end of 2008, although it is likely that the audit to confirm compliance will have started but will not be completed at that time.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Initial Public Offering

On May 23, 2006, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File No. 333-131659) relating to our IPO. After deducting underwriting discounts and commissions and other offering expenses, our net proceeds from the offering equaled approximately $491,144, which includes $1,896 of costs incurred in 2005. We have invested the net proceeds of the offering in short-term, interest bearing securities pending their use to fund our expansion, including funding marketing expenses and operating losses. Except for payments made in 2007 in connection with IP litigation settlements, there has been no material change in our planned use of proceeds from our IPO as described in our final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b). We did not use any of the net proceeds from the IPO until the year ended December 31, 2007. Since January 2007, we used $282,408 of the net proceeds from the IPO to fund operating activities including $208,325 for IP litigation settlements and $69,589 for capital expenditures, software development and purchase of intangible assets.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on May 16, 2008.

There were present at the Annual Meeting in person or by proxy stockholders holding an aggregate of 132,275,357 shares of common stock. The results of the vote taken at the Annual Meeting with respect to the election of the nominees to be Class II Directors were as follows:

Class II Director Nominees	For	Withheld
J. Sanford Miller	129,139,976	3,135,380
John J. Roberts	130,439,299	1,836,057

The terms of the office of the following directors who were not up for re-election continued after the Annual Meeting: Peter Barris, Jeffrey A. Citron, Morton David, Michael A. Krupka, Jeffrey J. Misner and Governor Thomas J. Ridge.

In addition, a vote of the stockholders was taken at the Annual Meeting with respect to the proposal to ratify the selection by the Audit Committee of the appointment of BDO Seidman, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008. For the purpose of such vote, 131,545,800 shares voted in favor of such proposal, 626,082 shares were voted against such proposal and 103,472 shares abstained from voting.

Item 5.    Other Information

None

Item 6.    Exhibits

Exhibit Number	Description of Exhibit
10.1	Form of Restricted Stock Agreement for Non-Executive Directors under the Vonage Holdings Corp. 2006 Incentive Plan (Per Non-Executive Director Compensation Program effective July 1, 2008)(1)*

10.2	Form of Nonqualified Stock Option Agreement for Non-Executive Directors under the Vonage Holdings Corp. 2006 Incentive Plan (Per Non-Executive Director Compensation Program effective July 1, 2008)(1)*

10.3	Form of Nonqualified Stock Option Agreement for Non-Executive Directors (Sign-on Grant) under the Vonage Holdings Corp. 2006 Incentive Plan (Per Non-Executive Director Compensation Program effective July 1, 2008)(1)*

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

(1)	Filed herewith.

*    Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VONAGE HOLDINGS CORP.
Dated: August 11, 2008	By:	/s/ JOHN S. REGO
John S. Rego
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	Form of Restricted Stock Agreement for Non-Executive Directors under the Vonage Holdings Corp. 2006 Incentive Plan (Per Non-Executive Director Compensation Program effective July 1, 2008)(1)*

10.2	Form of Nonqualified Stock Option Agreement for Non-Executive Directors under the Vonage Holdings Corp. 2006 Incentive Plan (Per Non-Executive Director Compensation Program effective July 1, 2008)(1)*

10.3	Form of Nonqualified Stock Option Agreement for Non-Executive Directors (Sign-on Grant) under the Vonage Holdings Corp. 2006 Incentive Plan (Per Non-Executive Director Compensation Program effective July 1, 2008)(1)*

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

(1)	Filed herewith.

*    Management contract or compensatory plan or arrangement.