Form 10-Q
period 2008-09-30
VONAGE HOLDINGS CORP
filed 2008-11-10
CIK 1272830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2008
Common Stock, par value $0.001	156,565,277 shares

VONAGE HOLDINGS CORP.

Financial Information Presentation

For the financial information discussed in this Quarterly Report on Form 10-Q, other than per share and per line amounts, dollar amounts are presented in thousands, except where noted.

Part I—Financial Information

Item 1.    Financial Statements

VONAGE HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	September 30, 2008	December 31, 2007
	(unaudited)
Assets
Assets

Current assets:
Cash and cash equivalents	$112,267	$71,542
Marketable securities	—	79,942
Accounts receivable, net of allowance of $1,940 and $1,924, respectively	24,957	20,105
Inventory, net of allowance of $1,377 and $3,080, respectively	10,683	19,604
Deferred customer acquisition costs, current	25,958	18,992
Prepaid expenses and other current assets	28,681	21,498
Restricted cash	2,185	—

Total current assets	204,731	231,683
Property and equipment, net of accumulated depreciation	103,465	118,666
Deferred customer acquisition costs, non-current	23,392	39,159
Deferred financing costs, net	690	3,172
Restricted cash	39,799	38,928
Due from related parties	—	2
Intangible assets, net	6,109	7,656
Other assets	51,450	23,031

Total assets	$429,636	$462,297

Liabilities and Stockholders’ Equity (Deficit)

Liabilities
Current liabilities:
Accounts payable	$47,775	$56,235
Accrued expenses	82,621	84,360
Deferred revenue, current portion	67,844	53,653
Current maturities of capital lease obligations	1,195	1,035
Convertible notes, net	253,413	253,320

Total current liabilities	452,848	448,603
Deferred revenue, net of current portion	26,382	43,575
Capital lease obligations, net of current maturities	21,288	22,200
Other liability, net of current portion in accrued expenses	19,116	23,046

Total liabilities	519,634	537,424

Commitments and Contingencies
Stockholders’ Equity (Deficit)
Common stock, par value $0.001 per share; 596,950 shares authorized at September 30, 2008 and December 31, 2007;
158,027 and 157,414 shares issued at September 30, 2008 and December 31, 2007, respectively;
156,500 and 156,014 shares outstanding at September 30, 2008 and December 31, 2007, respectively	158	157
Additional paid-in capital	939,850	930,600
Stock subscription receivable	(5,195)	(5,266)
Accumulated deficit	(1,011,945)	(988,285)
Treasury stock, at cost, 1,527 shares at September 30, 2008 and 1,400 shares at December 31, 2007	(12,676)	(12,499)
Accumulated other comprehensive income (loss)	(190)	166

Total stockholders’ Equity (Deficit)	(89,998)	(75,127)

Total liabilities and stockholders’ Equity (Deficit)	$429,636	$462,297

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating Revenues:
Telephony services	$216,092	$203,724	$651,810	$593,561
Customer equipment and shipping	9,678	6,810	26,101	18,815

	225,770	210,534	677,911	612,376

Operating Expenses:
Direct cost of telephony services (excluding depreciation and amortization of $4,908, $4,312, $14,337 and $12,616, respectively)	56,502	54,463	169,586	162,364
Royalty	—	11,139	—	32,606

Total direct cost of telephony services	56,502	65,602	169,586	194,970
Direct cost of goods sold	20,835	17,057	61,440	41,633
Selling, general and administrative	73,035	214,139	230,358	382,933
Marketing	64,911	61,885	191,110	220,641
Depreciation and amortization	13,347	8,563	34,670	24,613

	228,630	367,246	687,164	864,790

Loss from operations	(2,860)	(156,712)	(9,253)	(252,414)

Other Income (Expense):
Interest income	544	4,238	2,965	15,066
Interest expense	(5,504)	(5,424)	(16,610)	(15,700)
Other, net	46	(36)	(66)	(69)

	(4,914)	(1,222)	(13,711)	(703)

Loss before income tax benefit (expense)	(7,774)	(157,934)	(22,964)	(253,117)

Income tax benefit (expense)	(43)	(94)	(696)	(471)

Net loss	$(7,817)	$(158,028)	$(23,660)	$(253,588)

Net loss per common share:
Basic and diluted	$(0.05)	$(1.01)	$(0.15)	$(1.63)

Weighted-average common shares outstanding:
Basic and diluted	156,299	155,784	156,146	155,482

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(23,660)	$(253,588)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization and impairment charges	32,563	23,159
Amortization of intangibles	2,107	1,454
Beneficial conversion on interest in kind on convertible notes	93	32
Accrued interest	804	597
Allowance for doubtful accounts	(63)	1,087
Allowance for obsolete inventory	1,116	1,443
Amortization of deferred financing costs	2,482	1,490
Loss on disposal of fixed assets	12	118
Share-based expense	9,203	5,879
Changes in operating assets and liabilities:
Accounts receivable	(4,847)	(6,220)
Inventory	7,747	3,350
Prepaid expenses and other current assets	(10,591)	(8,047)
Deferred customer acquisition costs	8,661	(8,284)
Due from related parties	2	74
Other assets	633	185
Accounts payable	(11,244)	(1,108)
Accrued expenses	(2,188)	106,147
Deferred revenue	(2,729)	17,243
Other liability	(3,930)	26,000

Net cash provided by (used in) operating activities	6,171	(88,989)

Cash flows from investing activities:
Capital expenditures	(8,417)	(19,981)
Purchase of intangible assets	(560)	—
Purchase of marketable securities	(21,375)	(210,325)
Maturities and sales of marketable securities	101,316	351,032
Acquisition and development of software assets	(23,589)	(12,737)
Increase in restricted cash	(3,162)	(101,160)

Net cash provided by (used in) investing activities	44,213	6,829

Cash flows from financing activities:
Principal payments on capital lease obligations	(752)	(754)
Debt related costs	(8,601)	—
Proceeds from subscription receivable, net	9	279
Proceeds from directed share program, net	62	169
Proceeds from exercise of stock options	48	780

Net cash provided by (used in) financing activities	(9,234)	474

Effect of exchange rate changes on cash	(425)	443

Net change in cash and cash equivalents	40,725	(81,243)
Cash and cash equivalents, beginning of period	71,542	210,253

Cash and cash equivalents, end of period	$112,267	$129,010

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$14,033	$15,167

Income taxes	$696	$471

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Stock Subscription Receivable	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Total
Balance at December 31, 2007	$157	$930,600	$(5,266)	$(988,285)	$(12,499)	$166	$(75,127)
Stock option exercises	1	47					48
Share-based expense		9,203					9,203
Share-based award activity					(177)		(177)
Directed share program transactions, net			62				62
Stock subscription receivable payments			9				9
Comprehensive loss:
Change in unrealized gain (loss) on available-for-sale investments						(1)	(1)
Foreign currency translation adjustment						(355)	(355)
Net loss				(23,660)			(23,660)

Total comprehensive income (loss)	—	—	—	(23,660)	—	(356)	(24,016)

Balance at September 30, 2008	$158	$939,850	$(5,195)	$(1,011,945)	$(12,676)	$(190)	$(89,998)

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

We have incurred operating losses since our inception and have an accumulated deficit at September 30, 2008 of $1,011,945. For the nine months ended September 30, 2008, we had cash flows from operating activities of $6,171. Our primary source of funds to date has been through the issuance of equity and debt securities, including net proceeds from our initial public offering (“IPO”) in May 2006.

Going Concern

Our consolidated financial statements as of September 30, 2008 and December 31, 2007 have been prepared under the assumption that we will continue as a going concern for the twelve months ending December 31, 2008. Our independent registered public accounting firm’s report dated March 17, 2008 on our 2007 financial statements included an explanatory paragraph referring to our $217,000 working capital deficit caused primarily by $253,460 of convertible notes (“Notes”) due December 1, 2010 classified as a current liability since they could have been put to us on December 16, 2008 and expressing substantial doubt as to our ability to continue as a going concern without refinancing them or obtaining additional debt or equity capital.

As of September 30, 2008, we had a working capital deficit of $248,117 caused primarily by $253,460 of Notes being classified as a current liability since they could have been put by the holders on December 16, 2008. On October 19, 2008, we entered into definitive agreements for a financing consisting of (i) a $130,300 senior secured first lien credit facility (the “First Lien Senior Facility”), including an original issuance discount of $7,200, (ii) a $72,000 senior secured second lien credit facility (the “Second Lien Senior Facility”) and (iii) the sale of $18,000 of the Company’s 20% senior secured third lien notes due 2015 (the “Convertible Notes” and, together with the First Lien Senior Facility and the Second Lien Senior Facility, the “Financing”). The Financing was consummated on November 3, 2008. We used the net proceeds of the Financing, plus cash on hand, to repurchase $253,460 of Notes in a tender offer.

Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations, cash flows and statement of stockholders’ equity (deficit) for the periods presented. The results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

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

•

assumptions used for the purpose of determining stock-based compensation using the Black-Scholes option model (“Model”). The key inputs for this Model are stock price at valuation date, strike price for the option, the dividend yield, risk-free interest rate, life of an option in years and volatility.

We base our estimates on historical experience, available market information, appropriate valuation methodologies, and on various other assumptions that we believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Restricted Cash and Letters of Credit

Our credit card processors have established reserves to cover any exposure that they may have as we collect revenue in advance of providing services to our customers, which is a customary practice for companies that bill their customers in advance of providing services. As such, we provided our credit card processors with cash reserves of $22,237 and a cash collateralized letter of credit for $10,413 as of September 30, 2008. We also had a cash collateralized letter of credit for $7,000 as of September 30, 2008 and December 31, 2007 related to lease deposits for our offices. The total amount of collateralized letters of credit was $17,562 and $17,254 at September 30, 2008 and December 31, 2007, respectively. In the aggregate, cash reserves and collateralized letters of credit of $39,799 and $38,928 were recorded as long-term restricted cash at September 30, 2008 and December 31, 2007, respectively. In addition, we had outstanding a cash collateralized letter of credit for $2,185 for our appeal of state taxes due which was classified as short-term restricted cash at September 30, 2008 as it was released in October 2008.

Software Costs

We capitalize certain costs, such as purchased software and internally developed software that we use for customer acquisition and customer care automation tools, in accordance with Statement of Position 98-1, Accounting for Costs of Computer Software Development or Obtained for Internal Use. These costs are classified as “Other Assets” in the consolidated balance sheets. Computer software is stated at cost less accumulated amortization and the estimated useful life is three years. Total computer software was $51,650 and $29,277 at September 30, 2008 and December 31, 2007, substantially all of which were external costs respectively. Accumulated amortization was $15,514 and $7,678 at September 30, 2008 and December 31, 2007. Amortization expense was $4,322 and $1,023 for the three months ended September 30, 2008 and 2007, respectively, and $9,052 and $2,547 for the nine months ended September 30, 2008 and 2007, respectively.

Long-Lived Assets

We review the carrying values of our property and equipment for possible impairment whenever circumstances indicate the carrying amount of an asset may not be recoverable. An impairment loss is recognized to the extent the sum of the undiscounted estimated future cash flow expected to result from the use of the asset is less than the carrying value. For the three and nine months ended September 30, 2008, we incurred an impairment loss of $1,447 and $1,847, respectively, for certain network equipment, computer hardware costs and capitalized software that no longer had future benefit. This impairment loss was recorded in the statement of operations as part of depreciation expense.

Intangible Assets

Intangible assets acquired in the settlement of litigation or by direct purchase are accounted for based upon the fair value of assets received.

Patents

In June 2006, we purchased three patents related to the compression of packetized digital signals commonly used in Voice over Internet Protocol (“VoIP”) technology at a cost of $5,268. In July 2006, we began amortizing the cost of these patents over their estimated useful lives of 2.7 years. Amortization expense was $484 for the three months ended September 30, 2008 and 2007, and $1,453 for the nine months ended September 30, 2008 and 2007, respectively. Annual amortization will be approximately $1,940.

In October 2007, in connection with the settlement of our patent litigation with Sprint, we acquired a license to use Sprint’s portfolio of “Voice over Packet” patents. The fair value assigned to these patents was $5,500. We began amortizing the cost of these patents in October 2007 over their patent lives of 6.6 years. Amortization expense was $206 and $619 for the three and nine months ended September 30, 2008, respectively. Annual amortization will be approximately $825.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Trademark

In April 2008, in connection with the settlement of a trademark dispute, we acquired the right to use the trademark in question. The fair value assigned to the trademark was $560. This trademark is being amortized over its remaining life of 8 years. Amortization expense was $17 and $35 for the three and nine months ended September 30, 2008. Annual amortization will be approximately $70.

Convertible Notes

As of September 30, 2008, the carrying amount of our convertible notes approximate fair value since a tender offer was outstanding to purchase the convertible notes at par value. The convertible notes were repurchased at par value on November 3, 2008.

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

The following were excluded from the calculation of diluted earnings per common share because of their anti-dilutive effects:

	Three and Nine Months Ended September 30,
	2008	2007
Common stock warrants	514	3,085
Convertible notes	17,824	17,824
Restricted stock units	3,306	3,797
Employee stock options	29,593	19,116

	51,237	43,822

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”), affirmed the consensus of FASB Staff Position (FSP) Accounting Principles Board Opinion No. 14-1 (APB 14-1), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which applies to all convertible debt instruments that have a net settlement feature; which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. FSP APB 14-1 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuer’s nonconvertible debt borrowing rate. Previous guidance provided for accounting for this type of convertible debt instrument entirely as debt. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We are evaluating if the adoption of FSP APB 14-1 will have a material impact on our financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (“SFAS No. 162”), “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 becomes effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect that the adoption of SFAS No. 162 will have a material impact on our consolidated financial statements.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements”, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007. In February 2008, the

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

FASB issued FASB FSP 157-2, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, we adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows.

Note 2.    Commitments and Contingencies

Litigation

State Attorney General Proceedings.    On June 19, 2008, Vonage learned that a group of approximately twenty-six states’ attorney generals had begun an investigation into certain of our business practices. By October 15, 2008, we received 19 document requests, and expect to receive additional requests, from most, if not all, of the participating states. The requests seek information that Vonage previously produced to the Wisconsin Attorney General as part of an investigation commenced in November 2007, which consisted of, among other things, sales and retention marketing scripting, advertising disclosures, and information related to our money back guarantee. The most recent requests also seek information related to marketing and billing practices, as well as early termination fees. To date, none of the attorney generals have filed a complaint against us or taken other formal action. We are unable to predict whether a formal action will be filed against us. We intend to fully cooperate in the investigation.

IPO Litigation.    During June and July 2006, Vonage, several of our officers and directors, and the firms who served as the underwriters in our IPO were named as defendants in several purported class action lawsuits arising out of our IPO. On January 9, 2007, the Judicial Panel on Multidistrict Litigation transferred all complaints to the District of New Jersey. On September 7, 2007, the Court appointed Zyssman Group as the lead plaintiff, and the law firm of Zwerling, Schachter and Zwerling, LLP as lead counsel. On November 19, 2007, the plaintiffs filed the Amended Complaint, which generally alleges: (i) defendants made misstatements regarding subscriber line growth and average monthly churn rate; (ii) defendants failed to disclose problems with facsimile transmissions and a pending fax litigation case; (iii) defendants failed to disclose all patent infringement claims and issues; and (iv) that the Directed Share Program suffered from various infirmities. On January 18, 2008, defendants filed their motions to dismiss the Amended Complaint, and briefing on the matter was completed by April 2, 2008, and the Court heard oral argument on October 10, 2008. The Court has not yet ruled on the motion. The firms who served as underwriters to the IPO, pursuant to an indemnification agreement entered into between us and those firms prior to the IPO, have demanded that Vonage reimburse them for the costs and fees incurred by them in defense of the IPO litigation. In addition, three of the firms have demanded that Vonage reimburse them for the costs and fees incurred by them in response to various regulatory inquiries by the Financial Industry Regulatory Authority (formerly the NASD) and the New York Stock Exchange, among other things. Vonage has declined to reimburse these three firms any fees or expenses.

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

Nebraska Public Service Commission.    On November 15, 2007, the Director of the Nebraska Telecommunications Infrastructure and Public Safety Department of the Nebraska Public Service Commission filed a complaint (the “PSC Complaint”) before the Nebraska Public Service Commission (the “NPSC”) alleging that Vonage is required to contribute to the Nebraska Universal Service Fund (“NUSF”) and has failed to do so. The PSC Complaint seeks an order compelling Vonage to contribute to the NUSF, as well as administrative penalties. Vonage is vigorously defending itself against the PSC Complaint. On December 6, 2007,

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Vonage filed its answer. On or about December 20, 2007, Vonage also brought a complaint for declaratory and injunctive relief against the NPSC in the United States District Court for the District of Nebraska. On March 3, 2008, the United States District Court for the District of Nebraska issued a Memorandum and Order granting Vonage’s Motion for a Preliminary Injunction and Declaratory Relief. Specifically, the Court enjoined the NPSC from asserting state jurisdiction over Vonage to force Vonage to contribute to the NUSF and found the NPSC’s assertion of state jurisdiction over Vonage to force Vonage to pay into the NUSF is unlawful as preempted by the Federal Communications Commission (“FCC”). On April 1, Nebraska filed a Notice of Appeal to the 8th Circuit Court of Appeals. On April 2, Vonage filed a motion for summary judgment in the district court, arguing the court should grant our permanent injunction. The district court, in a May 9, 2008 order, denied Vonage’s request for summary judgment without prejudice. Briefing before the 8 th Circuit Court of Appeals has been completed. It is unknown whether the Court of Appeals for the 8th Circuit will grant oral argument or when the parties can expect a decision.

New Mexico Public Service Commission.    On June 27, 2008, the New Mexico Public Regulation Commission (“NMPRC”) filed a complaint for Declaratory Judgment (“NMPRC Complaint”) in the United States District Court for the District of New Mexico, alleging that Vonage is required to contribute to the New Mexico Universal Service Fund (“NMUSF”) and failed to do so. The NMPRC Complaint seeks an order compelling Vonage to contribute to the NMUSF. Vonage is vigorously defending itself against the NMPRC Complaint. On or about July 21, 2008, Vonage filed a Motion to Dismiss the NMPRC Complaint. The NMPRC filed a response to the Motion to Dismiss. It is not known when the parties can expect a decision on the Motion to Dismiss.

City of New York vs. Verizon and Vonage.    On April 21, 2008, the City of New York and the Sheriff of the City of New York filed a complaint (“NYC Complaint”) in New York State Court against Verizon and Vonage, arising out of collection efforts on the $58,000 judgment entered against Vonage in the Verizon vs. Vonage patent litigation. The City alleges that either Verizon or Vonage is liable for $2,900, which represents a poundage fee of 5% of the value of the property sought to be levied upon. On May 13, 2008, Vonage filed a motion to dismiss one count of the NYC Complaint. On May 16, 2008, Verizon filed a motion to dismiss the NYC Complaint in its entirety. The Court denied both motions and the parties are currently engaged in discovery.

From time to time, in addition to those identified above, Vonage is subject to legal proceedings, claims, investigations and proceedings in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. In accordance with generally accepted accounting principles, Vonage makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss or range of loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. We believe that we have valid defenses with respect to the legal matters pending against Vonage. Given the uncertainty surrounding litigation and our inability to assess the likelihood of a favorable or unfavorable outcome in the above noted matters, it is possible that the resolution of one or more of these matters could have a material adverse effect on our consolidated financial position, cash flows or results of operations.

Regulation

Telephony services are subject to a broad spectrum of state and federal regulations. Because of the uncertainty over whether VoIP should be treated as a telecommunications or information service, we have been involved in a substantial amount of state and federal regulatory activity. Implementation and interpretation of the existing laws and regulations is ongoing and is subject to litigation by various federal and state agencies and courts. Due to the nature of the technology in use, there can be no assurance that we will not be subject to new regulations or existing regulations under new interpretations, and that such change would not introduce material additional costs to our business.

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

Federal - E-911

On September 3, 2005, the FCC released its VoIP E-911 Order. Pursuant to the Order, we were required (i) to notify our customers of the differences between the emergency services available through us and those available through traditional telephony providers and to receive affirmative acknowledgment from all of our customers that they understand the nature of the emergency services available through our service and (ii) to provide E-911 services to 100% of our subscribers by November 28, 2005. We have received affirmative acknowledgment from substantially all of our customers that they understand our emergency services and therefore we are substantially in compliance with both aspects of the Order. On November 28, 2005, we filed a petition for extension of time and limited waiver of certain of the enhanced emergency service requirements. To the extent the waiver is necessary and remains ungranted, we are at risk of an enforcement action including fines, penalties and/or an order to cease and desist selling and marketing our services in certain areas where E-911 service is unavailable. We regularly update the FCC on our E-911 deployment efforts. As of September 30, 2008, we have deployed E-911 service to approximately 99% of our U.S. customer base.

On July 23, 2008, the President signed the New and Emerging Technologies 911 Improvement Act of 2008 (“NET 911 Act”) into law. The Act codifies the requirements adopted by the FCC in the VoIP E-911 Order. In addition, the Act provides that IP-enabled voice service providers shall have the same protection from liability for the provision of 911 service as wireless providers and local exchange carriers. Previously, Vonage did not have this protection. Further, the Act provides that IP-enabled voice service providers shall have access to the elements necessary to provide 911 service at the same rates, terms, and conditions as wireless providers. Previously, incumbent local exchange carriers, public service answering points, and others that control these elements were not required to provide access to IP-enabled voice service providers. Under the Act, the FCC must adopt rules to implement the access provisions of the Act within ninety days of July 23, 2008. On October 21, 2008, the FCC released its order implementing the NET 911 Act.

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

State and Municipal Taxes

Vonage vs. Commonwealth of Pennsylvania.    On January 8, 2008, Vonage filed a Petition for Review with the Pennsylvania Commonwealth Court, arising out of the Pennsylvania Department of Revenue’s assessment of Sales and Use Tax (“Assessment”) against Vonage. The total amount of the tax at issue, including interest, is $2,003. On March 6, 2008, in order to stay enforcement of the Assessment and proceed with the litigation, Vonage filed with the Court a letter of credit for 120% of the Assessment ($2,185). On September 18, 2008, the parties filed a Stipulation of Judgment, reflecting that the matter has been resolved for $680.

For a period of time, we did not collect or remit state or municipal taxes (such as sales, excise, and ad valorem taxes), fees or surcharges (“Taxes”) on the charges to our customers for our services, except that we have historically complied with the New Jersey sales tax. We have received inquiries or demands from a number of state and municipal taxing and 911 agencies seeking payment of Taxes that are applied to or collected from customers of providers of traditional public switched telephone network services. Although we have consistently maintained that these Taxes do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations, a number of states have changed their statutes as part of the streamlined sales tax initiatives and we are now collecting and remitting sales taxes in those states. In addition, a few states address how VoIP providers should contribute to support public safety agencies, and in those states we began to remit fees to the appropriate state agencies. We have also contacted authorities in each of the other states to discuss how we can financially contribute to the 911 system. We do not know how all these discussions will be resolved, but there is a possibility that we will be required to pay or collect and remit some or all of these Taxes in the future. Additionally, some of these Taxes could apply to us retroactively. As such, we have a reserve of $3,062 at September 30, 2008 as our best estimate of the potential tax exposure for any retroactive assessment. We believe the maximum estimated exposure for retroactive assessments is $11,683 as of September 30, 2008.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 3.    Subsequent Events

Convertible Notes Refinancing

On October 19, 2008, we entered into definitive agreements for a financing consisting of (i) a $130,300 senior secured first lien credit facility (the “First Lien Senior Facility”), including an original issuance discount of $7,200, (ii) a $72,000 senior secured second lien credit facility (the “Second Lien Senior Facility”) and (iii) the sale of $18,000 of the Company’s 20% senior secured third lien notes due 2015 (the “Convertible Notes” and, together with the First Lien Senior Facility and the Second Lien Senior Facility, the “Financing”). The Financing was consummated on November 3, 2008.

The First Lien Senior Facility, the Second Lien Senior Facility and the Note Purchase Agreement governing the Convertible Notes contain various covenants and other restrictions that limit our ability and/or the ability of certain of our subsidiaries to engage in specified types of transactions. These covenants and other restrictions may under certain circumstances limit, but not necessarily preclude, our and certain of our subsidiaries’ ability to, among other things: incur, prepay, refinance or modify indebtedness; create liens; pay dividends on or repurchase our capital stock or make other restricted payments; make investments; enter into acquisitions, sales and mergers; enter into sale and leaseback transactions; amend our organizational documents, or amend, modify or waive litigation settlements, key employment agreements or other material contracts; incur marketing expenses in excess of specified thresholds; change the nature of our business or enter into additional lines of business; and enter into transactions with our stockholders and affiliates.

Under the Financing agreements, we are required to maintain a specified minimum fixed charge coverage ratio, maximum leverage ratio and senior secured debt leverage ratio. Additionally, these agreements require us to maintain minimum levels of consolidated adjusted EBIDTA, liquidity and pre-marketing operating income and limit our capital expenditures. Upon the repayment of our obligations under the First Lien Senior Facility and the Second Lien Senior Facility, the covenants will fall-away, but the Note Purchase Agreement for the Convertible Notes will continue to limit our ability to incur indebtedness and make restricted payments. Our ability to comply with such financial and other covenants can be affected by events beyond our control, so we may not be able to comply with these covenants. A breach of any financial or other covenants could result in a default under these agreements. In that case, the lenders and the noteholders could elect to declare due and payable immediately all amounts due under the Financing agreements, including principal, accrued interest, a “make-whole” premium and, in the case of the Convertible Notes, liquidated damages, and may take action to foreclose upon the collateral securing the indebtedness.

We used the net proceeds of the Financing, plus cash on hand, to repurchase $253,460 of our pre-existing convertible notes in a tender offer. We estimate that we have incurred and will incur aggregate costs in connection with the Financing, including all fees and expenses, of between $28,000 and $31,000 of which $12,305 was incurred through September 30, 2008 and included in “Other Assets” in the consolidated balance sheet. We are in the process of determining the accounting impact of the Financing and subsequent extinguishment of the pre-existing convertible notes. Depending on the fair market value of the Financing and mutual lenders in the Financing and pre-existing convertible notes, there may be a material debt extinguishment charge in the fourth quarter. Except for certain fees paid directly to lenders in the Financing which will be included in the debt extinguishment charge, the balance of the fees and expenses are expected to be amortized over the term of the Financing, using the effective interest method.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our consolidated financial statements and the related notes included elsewhere in this Form 10-Q and our audited financial statements included in our Annual Report on Form 10-K. This discussion contains forward-looking statements. These forward-looking statements are based on information available at the time the statements are made and/or management’s belief as of that time with respect to future events and involve risks and uncertainties that could cause actual results and outcomes to be materially different. Important factors that could cause such differences including but not limited to the Company’s history of net operating losses and the Company’s need for cash to finance the Company’s growth; worsening economic conditions; restrictions in our debt agreements that may limit our operating flexibility; results of pending litigation and intellectual property and other litigation that may be brought against us; the competition we face; our dependence on our customers’ existing broadband connections; differences between our service and traditional phone services, including our 911 service; uncertainties relating to regulation of VoIP services; system disruptions or flaws in our technology; the risk that VoIP does not gain broader acceptance; and other factors that are set forth in the “Risk Factors” in our Annual Report on Form 10-K, in our Quarterly Reports on Form 10-Q and in our Current Reports on Form 8-K. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, and therefore, you should not rely on these forward-looking statements as representing our views as of any date subsequent to today.

Overview

We are a leading provider of broadband telephone services with over 2.6 million subscriber lines as of September 30, 2008. Our services use Voice over Internet Protocol, or VoIP, technology, which enables voice communications over the Internet through the conversion and compression of voice signals into data packets. In order to use our service offerings, customers must have access to a broadband Internet connection with sufficient bandwidth (generally 60 kilobits per second or more) for transmitting those data packets.

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

We launched our service in the United States in October 2002, in Canada in November 2004 and in the United Kingdom in May 2005. Since our U.S. launch, we initially experienced rapid revenue and subscriber line growth, which has slowed in recent quarters. While our revenue has grown, we have incurred an accumulated deficit of $1,011,945 from our inception through September 30, 2008. Although our net losses initially were driven primarily by start-up costs and the cost of developing our technology, more recently our net losses have been driven by patent litigation settlements and investments in marketing. In addition, we plan to continue to invest in research and development and customer care. In 2007, we announced we are seeking to balance growth with profitability. We intend to continue to pursue investments in growth marketing because we believe it will position us as a strong competitor in the long term. Although we believe we will achieve net income in the future, we ultimately may not be successful and we may never achieve net income.

Recent Developments Related to Our Convertible Notes Refinancing

As of September 30, 2008, we had a working capital deficit of $248,117, caused primarily by $253,460 of Notes due December 1, 2010 (“Notes”) being classified as a current liability since they could have been put to us by the holders on December 16, 2008. On October 19, 2008, we entered into definitive agreements for a financing consisting of (i) a $130,300 senior secured first lien credit facility (the “First Lien Senior Facility”), including an original issuance discount of $7,200, (ii) a $72,000 senior secured second lien credit facility (the “Second Lien Senior Facility”) and (iii) the sale of $18,000 of the Company’s 20% senior secured third lien notes due 2015 (the “Convertible Notes” and, together with the First Lien Senior Facility and the Second Lien Senior Facility, the “Financing”). The Financing was consummated on November 3, 2008.

We used the net proceeds of the Financing, plus cash on hand, to repurchase $253,460 of our existing convertible notes in a tender offer. We estimate that we have incurred and will incur aggregate costs in connection with the Financing, including all fees and expenses, of between $28,000 and $31,000.

Trends in Our Industry and Key Operating Data

A number of trends in our industry have a significant effect on our results of operations and are important to an understanding of our financial statements. Also, the table below includes key operating data that our management uses to measure the growth and operating performance of our business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Gross subscriber line additions	238,430	299,978	750,591	869,311
Net subscriber line additions	9,460	77,763	41,673	300,100
Subscriber lines (at period end)	2,621,900	2,524,211	2,621,900	2,524,211
Average monthly customer churn	3.0%	3.0%	3.1%	2.7%
Average monthly revenue per line	$28.75	$28.24	$28.96	$28.66
Average monthly telephony services revenue per line	$27.52	$27.32	$27.84	$27.78
Average monthly direct cost of telephony services per line	$7.20	$7.30	$7.24	$7.60
Marketing costs per gross subscriber line addition	$272.24	$206.30	$254.61	$253.81
Employees (excluding temporary help) (at period end)	1,573	1,559	1,573	1,559

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

Subscriber lines.    Our subscriber lines include, as of a particular date, all subscriber lines from which a customer can make an outbound telephone call on that date. Our subscriber lines include fax lines and SoftPhones but do not include our virtual phone numbers or toll free numbers, which only allow inbound telephone calls to customers. Subscriber lines increased from 2,524,211 as of September 30, 2007 to 2,621,900 as of September 30, 2008. We believe that the increase in our subscriber lines was related to our advertising which includes television, online, direct mail and telemarketing. Although our subscriber lines increased compared to last year, we have not sustained our historical subscriber line growth rate on a percentage basis we believe due to a combination of increased competition, a larger customer base, our decrease in marketing costs and increasing saturation among our initial target customer base, which included many early adopters.

Average monthly customer churn.    Average monthly customer churn for a particular period is calculated by dividing the number of customers that terminated during that period by the simple average number of customers during the period, and dividing the result by the number of months in the period. The simple average number of customers during the period is the number of customers on the first day of the period, plus the number of customers on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first 30 days after activation. Our average monthly customer churn was 3.0% for the three months ended September 30, 2008 and September 30, 2007, respectively. We are working to address network quality and improve the quality of our customer service in order to decrease churn. We monitor churn on a daily basis and use it as an indicator of the level of customer satisfaction. Other companies may calculate churn differently, and their churn data may not be directly comparable to ours. Customers who have been with us for a year or more tend to have a lower churn rate than customers who have not. Our churn will fluctuate over time due to increased competitive pressures, market place perception of our services and our ability to provide high quality customer care and network quality and add future innovative products and services.

Average monthly revenue per line.    Average monthly revenue per line for a particular period is calculated by dividing our total revenue for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. The simple average number of subscriber lines for the period is the number of subscriber lines on the first day of the period, plus the number of subscriber lines on the last day of the period, divided by two. Our average monthly revenue per line increased slightly to $28.75 for the three months ended September 30, 2008 compared to $28.24 for the three months ended September 30, 2007, reflecting a benefit from the reduction in the period over which activation fees are amortized. We continue to expect stability in our pricing environment.

Average monthly telephony services revenue per line.    Average monthly telephony services revenue per line for a particular period is calculated by dividing our total telephony services revenue for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. Our average monthly telephony services revenue per line was $27.52 for the three months ended September 30, 2008 compared with $27.32 for the three months ended September 30, 2007, reflecting a benefit from the reduction in the period over which activation fees are amortized.

Average monthly direct cost of telephony services per line.    Average monthly direct cost of telephony services per line for a particular period is calculated by dividing our direct cost of telephony services for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. We use the average monthly direct cost of telephony services per line to evaluate how effective we are at managing our costs of providing service. Our average monthly direct cost of telephony services per line was $7.20 for the three months ended September 30, 2008 compared to $7.30 for the three months ended September 30, 2007 due primarily to the increase in customer base.

Marketing cost per gross subscriber line addition.    Marketing cost per gross subscriber line addition is calculated by dividing our marketing expense for a particular period by the number of gross subscriber line additions during the period. Marketing expense does not include the cost of certain customer acquisition activities, such as rebates and promotions, which are accounted for as an offset to revenues, or customer equipment subsidies, which are accounted for as direct cost of goods sold. As a result, it does not represent the full cost to us of obtaining a new customer. Marketing cost per gross subscriber line addition increased to $272.24 for the three months ended September 30, 2008 compared to $206.30 for the three months ended September 30, 2007 due primarily to lower net subscriber line additions compared to the prior year.

Employees.    Employees represent the number of personnel that are on our payroll and exclude temporary or outsourced labor.

Regulation.    Our business has developed in an environment largely free from regulation. The United States and other countries, however, are examining how VoIP services should be regulated, and a number of initiatives could have an impact on our business. For example, the FCC has concluded that wireline broadband Internet access, such as DSL and Internet access provided by cable companies, is an information service and is subject to lighter regulation than telecommunications services. This order may give providers of wireline broadband Internet access the right to discriminate against our services, charge their customers an extra fee to use our service or block our service. More recently, however, the FCC found that a major cable operator’s network management practices, which had the effect of degrading certain applications, were not allowed under the FCC’s network neutrality policy statement. We believe it is unlikely that such blocking or discrimination will occur on a widespread basis, but if it does it would have a material adverse effect on us. Other regulatory developments including state efforts to impose state telecommunications regulation on us and the FCC’s proposed reforms for the intercarrier compensation and universal service funding systems may affect our business by increasing the taxes and regulatory fees we pay and our operating expenses, including legal and consulting fees, or requiring us to make significant capital expenditures.

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

By collecting monthly subscription fees in advance and certain other charges immediately after they are incurred, we are able to reduce the amount of accounts receivable that we have outstanding, thus allowing us to have lower working capital requirements. Collecting in this manner also helps us mitigate bad debt losses, which are recorded as a reduction to revenue. If a customer’s credit card, debit card or ECP is declined, we generally suspend international calling capabilities as well as the customer’s ability to incur domestic usage charges in excess of their plan minutes. Historically, in most cases, we are able to correct the problem with the customer within the current monthly billing cycle. If the customer’s credit card, debit card or ECP could not be successfully processed during three billing cycles, we terminate the account.

We also generate revenue by charging a fee for activating service. We charge an activation fee to our direct channel customers, or those customers who purchase equipment directly from us and to our retail channel customers, or customers who purchase equipment from retail stores. For our direct channel customers, activation fees, together with the related customer acquisition amounts for equipment, were deferred and amortized over the estimated average customer relationship period of 60 months. For our retail channel customers, rebates and retailer commissions up to but not exceeding the activation fee, were also deferred and amortized over the estimated average customer relationship period of 60 months. Starting January 1, 2008, due to the increase in churn, the customer relationship period was reduced to 48 months for both the direct and retail channel. The amortization of deferred customer equipment expense is recorded to direct cost of goods sold. The amortization of deferred rebates is recorded as a reduction to telephony services revenue. The amortization of deferred retailer commissions is recorded as marketing expense. The impact of this change was not material to the consolidated results of operations.

In the United States, we charge regulatory recovery fees on a monthly basis to defray the costs associated with regulatory consulting and compliance as well as related litigation, E-911 compliance and to cover taxes that we are charged by the suppliers of telecommunications services. In addition, we charge customers Federal USF and related fees, which fees we record as revenue.

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

Total direct cost of telephony services.    Total direct cost of telephony services primarily consists of fees that we pay to third parties on an ongoing basis in order to provide our services. These fees include:

•

Access charges that we pay to other telephone companies to terminate domestic and international calls on the public switched telephone network. These costs represented approximately 42% and 43% of our direct cost of telephony services for the three months ended September 30, 2008 and 2007, respectively, with a portion of these payments ultimately being made to incumbent telephone companies. When a Vonage subscriber calls another Vonage subscriber, we do not pay an access charge.

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

•	The cost of complying with FCC regulations regarding VoIP emergency services, which require us to provide enhanced emergency dialing capabilities to transmit 911 calls for all of our customers.

•	Taxes that we pay on our purchase of telecommunications services from our suppliers or imposed by government agencies such as Federal USF and related fees.

•	Royalties for use of third-party intellectual property.

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

•	Share-based expense related to stock-based awards to employees, directors and consultants.

•	Outsourced labor related to customer care and retail in-store support activities.

•	Transaction fees paid to credit card, debit card or ECP companies, which include a per transaction charge in addition to a percent of billings charge.

•	Rent and related expenses.

•	Professional fees for legal, accounting, tax, public relations, lobbying and development activities.

•	Litigation settlements.

Marketing expense.    Marketing expense consists of:

•

Advertising costs, which comprise a majority of our marketing expense and include online, television, print and radio advertising, direct mail, alternative media, promotions, sponsorships and inbound and outbound telemarketing.

•	Creative and production costs.

•	The costs to serve and track our online advertising.

•	Certain amounts we pay to retailers for newspaper insert advertising, product placement and activation commissions.

•	The cost associated with our customer referral program.

Depreciation and amortization expenses.    Depreciation and amortization expenses include:

•	Depreciation of our network equipment, furniture and fixtures, and employee computer equipment.

•	Amortization of leasehold improvements and purchased and developed software.

•	Amortization of intangible assets (patents and trademarks).

•	Loss on disposal or impairment of property and equipment.

Other Income (Expense)

Other Income (Expense) consists of:

•	Interest income on cash, cash equivalents and marketable securities.

•	Interest expense on notes payable, patent litigation judgements and settlements and capital leases.

•	Amortization of deferred financing costs.

•	Accretion of convertible notes.

•	Debt conversion expense relating to the conversion of notes payable to equity.

Results of Operations

The following table sets forth, as a percentage of consolidated operating revenues, our consolidated statement of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating Revenues:
Telephony services	96%	97%	96%	97%
Customer equipment and shipping	4	3	4	3

	100	100	100	100

Operating Expenses:
Direct cost of telephony services (excluding depreciation and amortization)	25	27	25	27
Royalty	—	5	—	5

Total direct cost of telephony services	25	32	25	32
Direct cost of goods sold	9	8	9	7
Selling, general and administrative	32	102	34	63
Marketing	29	29	28	36
Depreciation and amortization	6	4	5	4

	101	175	101	142

Loss from operations	(1)	(75)	(1)	(42)

Other Income (Expense):
Interest income	—	2	—	2
Interest expense	(2)	(3)	(2)	(3)

	(2)	(1)	(2)	(1)
Loss before income tax benefit (expense)	(3)	(76)	(3)	(43)
Income tax benefit (expense)	—	—	—	—

Net loss	(3)%	(76)%	(3)%	(43)%

Summary of Results for the Three and Nine Months Ended September 30, 2008 and September 30, 2007

(in thousands, except percentages)	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	Dollar Change	Percent Change	2008	2007	Dollar Change	Percent Change
Telephony services	$216,092	$203,724	$12,368	6%	$651,810	$593,561	$58,249	10%
Direct cost of telephony services (1)	56,502	54,463	2,039	4%	169,586	162,364	7,222	4%
Royalty	—	11,139	(11,139)	(100)%	—	32,606	(32,606)	(100)%

(1)	Excludes depreciation and amortization of $4,908, $4,312, $14,337 and $12,616, respectively

Telephony services revenue.    For the quarter ended September 30, 2008, telephony services revenue increased by $12,368, or 6%, compared to the quarter ended September 30, 2007. This was primarily driven by an increase in the number of subscriber lines, which grew from 2,524,211 at September 30, 2007 to 2,621,900 at September 30, 2008. The increase in subscriber lines translated into an increase in monthly subscription fees of $5,247, regulatory fees that we collect from subscribers of $2,928, which included $2,225 of USF and related fees, and activation fees of $3,354. The increase in activation fees included $1,875 for the change in our customer life from 60 months to 48 months in the first quarter of 2008. Additionally, we experienced a higher volume of international calling by subscribers that generated an increase of $6,037. We also had an $841 increase in the fees we charge for disconnecting our service. This was offset by a $2,917 increase in bad debt expense as we had a high number of customers terminate service with a balance due and a $3,395 increase in credits we issued to subscribers in an effort to reduce churn.

For the nine months ended September 30, 2008, telephony services revenue increased by $58,249, or 10%, compared to the nine months ended September 30, 2007. This was primarily driven by an increase in the number of subscriber lines, which grew from

2,524,211 at September 30, 2007 to 2,621,900 at September 30, 2008. The increase in subscriber lines translated into an increase in monthly subscription fees of $32,914, regulatory fees that we collect from subscribers of $12,347, which included $8,876 of USF and related fees, and activation fees of $10,759. The increase in activation fees included $6,794 for the change in our customer life from 60 months to 48 months in the first quarter of 2008. Additionally, we experienced a higher volume of international calling by subscribers that generated an increase of $16,079. We also had a $2,341 increase in the fees we charge for disconnecting our service. This was offset by a $10,973 increase in bad debt expense and a $6,732 increase in credits we issued to subscribers.

Direct cost of telephony services.    For the quarter ended September 30, 2008 compared to 2007, the increase in direct cost of telephony services of $2,039, or 4%, was primarily due to the USF and related fees imposed by government agencies of $2,225. There was also an increase in other cost of $234 mainly for implementing new features and termination costs of $140, which are costs to transfer calls to and from the Internet to the public switched telephone network. This was offset by a decrease in our network costs of $292, which includes costs for co-locating in other carriers’ facilities, for leasing phone numbers, routing calls on the Internet, and transferring calls to and from the Internet to the public switched telephone network and E-911 costs and a decrease of taxes that we pay on our purchase of telecommunications services from our suppliers of $270.

For the nine months ended September 30, 2008 compared to 2007, the increase in direct cost of telephony services of $7,222, or 4%, was primarily due to the USF and related fees imposed by government agencies of $8,876. Also, there was an increase in our network costs of $2,945, which includes costs for co-locating in other carriers’ facilities, for leasing phone numbers, routing calls on the Internet, and transferring calls to and from the Internet to the public switched telephone network and E-911 costs. There is also an increase of $1,019 in other cost mainly for implementing new features. This was offset by a decrease in termination costs of $5,385, which are costs to transfer calls to and from the Internet to the public switched telephone network and a decrease of taxes that we pay on our purchase of telecommunications services from our suppliers of $235.

Royalty.    The royalty expense of $11,139 and $32,606 for the three and nine months ended September 30, 2007, respectively, was for the judgment entered against us in our patent litigation with Verizon. No royalty is required subsequent to our October 2007 IP-litigation settlement with Verizon.

(in thousands, except percentages)	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	Dollar Change	Percent Change	2008	2007	Dollar Change	Percent Change
Customer equipment and shipping	$9,678	$6,810	$2,868	42%	$26,101	$18,815	$7,286	39%
Direct cost of goods sold	20,835	17,057	3,778	22%	61,440	41,633	19,807	48%

Customer equipment and shipping gross loss	$(11,157)	$(10,247)	$(910)	(9)%	$(35,339)	$(22,818)	$(12,521)	(55)%

Customer equipment and shipping revenue.    For the quarter ended September 30, 2008 compared to 2007, our customer equipment and shipping revenue increased by $2,868, or 42%, primarily due to an increase in customer equipment sales of $2,918, which was offset by the decrease in customer shipping revenue and rebates of $49 due to less period over period customer additions.

For the nine months ended September 30, 2008 compared to 2007, our customer equipment and shipping revenue increased by $7,286, or 39%, primarily due to an increase in customer equipment sales of $11,064 from more expensive devices and more retail devices sold, which was offset by the decrease in customer shipping revenue and rebates of $3,777 due to less period over period customer additions.

Direct cost of goods sold.    For the quarter ended September 30, 2008 compared to 2007, the increase in direct cost of goods sold of $3,778, or 22%, was due to an increase in the cost of customer equipment of $4,128 including $1,688 of amortization costs on customer equipment, which were higher for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 due to the increase in subscriber base and the change of our customer life from 60 months to 48 months in the first quarter of 2008. In addition, there was an increase in waived activation fees for new customers. This was offset by a decrease in our shipping costs of $350 due to fewer periods over period customer additions.

For the nine months ended September 30, 2008 compared to 2007, the increase in direct cost of goods sold of $19,807, or 48%, was due to an increase in the cost of customer equipment of $18,427 including $6,162 of amortization costs on customer equipment, which were higher for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 due to the increase in subscriber base and the change of our customer life from 60 months to 48 months in the first quarter of 2008. In addition, there was an increase in waived activation fees for new customers. Our shipping costs increased by $1,380 due to higher shipping rates offset by fewer devices shipped for the nine months ended September 30, 2008.

(in thousands, except percentages)	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	Dollar Change	Percent Change	2008	2007	Dollar Change	Percent Change
Selling, general and administrative	$73,035	$214,139	$(141,104)	(66)%	$230,358	$382,933	$(152,575)	(40)%

Selling, general and administrative.    For the quarter ended September 30, 2008 compared to 2007, the decrease in selling, general and administrative expenses of $141,104, or 66%, was primarily due to the settlement expenses of $132,951 related to our patent litigation with Sprint, AT&T, Verizon and others recorded in the quarter ended September 30, 2007. There was also a decrease in professional fees of $9,782, primarily related to our past IP-litigation, in costs related to our retail kiosks of $611 and in severance costs of $442 related to our reduction-in-force in 2007. This was offset by increases in share-based expense of $1,739, which was primarily related to the separation and consulting agreements with our former interim chief executive officer, salaries, recruiting and outsourced temporary labor of $1,621, and tax expense of $905 as we had an expense reduction in the third quarter of 2007 that was not repeated in the third quarter of 2008.

For the nine months ended September 30, 2008 compared to 2007, there was a decrease in selling, general and administrative expenses of $152,575, or 40%. This decrease was primarily due to the settlement expenses of $132,951 related to our patent litigation with Sprint, AT&T, Verizon and others in 2007 and in professional fees of $21,267, primarily related to our IP-litigation in 2007. There were also decreases in severance costs of $3,601 related to our reduction-in-force in 2007, in salaries, recruiting and outsourced temporary labor of $2,256 and in tax expense of $910 as we had expense reductions in 2008 that were higher than 2007. The decreases were offset by increases in costs related to our retail kiosks of $3,008 and share-based expense of $3,324, which was related to the separation and consulting agreements with our former interim chief executive officer and the reduction in share-based expense in 2007 for actual forfeitures exceeding previous estimates due to the departure of our former chief executive officer, certain senior executives and other personnel primarily as a result of the reduction in force during the second and third quarters of 2007.

(in thousands, except percentages)	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	Dollar Change	Percent Change	2008	2007	Dollar Change	Percent Change
Marketing	$64,911	$61,885	$3,026	5%	$191,110	$220,641	$(29,531)	(13)%

Marketing.    For the quarter ended September 30, 2008 compared to 2007, there was a slight increase in marketing expense of $3,026, or 5%. We had reductions in television advertising of $5,725, in retail advertising of $1,771 and in alternative media of $315, offset by an increase in online advertising of $4,144, direct mail marketing of $4,041 and other miscellaneous marketing costs of $2,652.

For the nine months ended September 30, 2008 compared to 2007, marketing expense decreased by $29,531, or 13%, primarily related to managements decision in the second quarter of 2007 to balance growth and profitability. This translated into reductions in alternative media of $13,447, online advertising of $3,710, in television advertising of $9,300 and in retail advertising of $4,786, which was offset by an increase in direct mail other miscellaneous marketing costs of $1,712.

(in thousands, except percentages)	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	Dollar Change	Percent Change	2008	2007	Dollar Change	Percent Change
Depreciation and amortization	$13,347	$8,563	$4,784	56%	$34,670	$24,613	$10,057	41%

Depreciation and amortization.    The increase in depreciation and amortization of $4,784, or 56%, and $10,057, or 41%, for the three and nine months ended September 30, 2008 and 2007, respectively, was primarily due to an increase in depreciation of network equipment, computer equipment and amortization related to patents and software. We also recorded an impairment charge of $1,447 and $1,847 for the three and nine months ended September 30, 2008, respectively, for assets that no longer had future benefit.

(in thousands, except percentages)	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	Dollar Change	Percent Change	2008	2007	Dollar Change	Percent Change
Interest income	$544	$4,238	$(3,694)	(87)%	$2,965	$15,066	(12,101)	(80)%
Interest expense	(5,504)	(5,424)	(80)	(1)%	(16,610)	(15,700)	(910)	(6)%
Other, net	46	(36)	82	228%	(66)	(69)	3	4%

	$(4,914)	$(1,222)	$(3,692)		$(13,711)	$(703)	$(13,008)

Interest income.    For the three and nine months ended September 30, 2008 compared to 2007, the decrease in interest income of $3,694, or 87%, and $12,101, or 80%, respectively, was due to the decrease in cash, cash equivalents and marketable securities and lower interest rates.

Interest expense.    Interest expense remained flat for the three months ended September 30, 2008 compared to 2007. For the nine months ended September 30, 2008, interest expense increased by $910, or 6%, primarily due to additional amortization for deferred financing costs of $993.

(in thousands, except percentages)	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	Dollar Change	Percent Change	2008	2007	Dollar Change	Percent Change
Income tax benefit (expense)	$(43)	$(94)	$51	54%	$(696)	$(471)	$(225)	(48)%

Provision for Income Taxes

Although we have net losses for financial reporting purposes, in certain jurisdictions we are not able to file a consolidated income tax return, which prevents us from offsetting taxable losses from some subsidiaries against taxable income of other subsidiaries. As such, we have incurred income tax expense which has decreased for the three ended September 30, 2008 and increased for the nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007.

As of September 30, 2008, we had net operating loss carryforwards for U.S. federal and state tax purposes of $749,940 and $720,763, respectively, expiring at various times from years ending 2020 through 2028. In addition, we had net operating loss carryforwards for Canadian tax purposes of $57,465 expiring through 2027. We also had net operating loss carryforwards for United Kingdom tax purposes of $31,823 with no expiration date. Recognition of deferred tax assets will require generation of future taxable income. There can be no assurance that we will generate sufficient taxable income in future years. Therefore, we established a valuation allowance on net deferred tax assets of $391,050 as of September 30, 2008.

(in thousands, except percentages)	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	Dollar Change	Percent Change	2008	2007	Dollar Change	Percent Change
Net loss	$(7,817)	$(158,028)	$150,211	95%	$(23,660)	$(253,588)	$229,928	91%

Net Loss.    Based on the explanations described above, our net loss decreased for both the three and nine months ended September 30, 2008 compared to 2007.

Liquidity and Capital Resources

Overview

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2008	2007
	(dollars in thousands)
Net cash provided by (used in) operating activities	$6,171	$(88,989)
Net cash provided by (used in) investing activities	44,213	6,829
Net cash provided by (used in) financing activities	(9,234)	474

Historically, we have incurred operating losses since our inception. As a result, we have generated negative cash flows from operations. Our primary sources of funds have been proceeds from private placements of our preferred stock, private placements of convertible notes, an initial public offering of our common stock, operating revenues and borrowings under notes payable from our principal stockholder and Chairman, which were subsequently converted into shares of our preferred stock. We have used these proceeds for working capital, funding operating losses, IP litigation settlements and other general corporate purposes.

Although our net losses initially were driven primarily by start-up costs and the cost of developing our technology, more recently our net losses have been driven by investments in marketing and settlement of our IP litigation. In addition, we plan to continue to invest in research and development and customer care. In 2007, we announced a plan seeking to balance growth with profitability. We intend to continue to pursue investments in growth marketing because we believe it will position us as a strong competitor in the long term. Although we believe we will achieve profitability in the future, we ultimately may not be successful and we may never achieve profitability. We believe that cash flow from operations and cash on hand will fund our operations for at least the next twelve months.

Our consolidated financial statements as of September 30, 2008 and December 31, 2007 have been prepared under the assumption that we will continue as a going concern for the twelve months ending December 31, 2008. Our independent registered public accounting firm’s report dated March 17, 2008 on our 2007 financial statements included an explanatory paragraph referring to our $217,000 working capital deficit caused primarily by $253,460 of Notes due December 1, 2010 classified as a current liability since they could have been put to us by the holders on December 16, 2008 and expressing substantial doubt as to our ability to continue as a going concern without refinancing them or obtaining additional debt or equity capital.

As of September 30, 2008, we had a working capital deficit of $248,117 caused primarily by $253,460 of Notes being classified as a current liability since they could have been put to us by the holders on December 16, 2008. On October 19, 2008, we entered into definitive agreements for the Financing consisting of (i) a $130,300 First Lien Senior Facility, including an original issuance discount of $7,200, (ii) a $72,000 Second Lien Senior Facility and (iii) the sale of $18,000 of the Company’s Convertible Notes. The Financing was consummated on November 3, 2008.

We used the net proceeds of the Financing, plus cash on hand, to repurchase $253,460 of Notes in a tender offer. We estimate that we have incurred and will incur aggregate costs in connection with the Financing, including all fees and expenses, of between $28,000 and $31,000.

The annual cash interest expense for 2009 on the Financing will be $20,848 assuming no change in the initial interest rate for the First Lien Senior Facility of 16%.

We also have contingent liabilities for state and local sales taxes. As of September 30, 2008, we had a reserve of $3,062. If our ultimate liability exceeds this amount, it could affect our liquidity unfavorably. However, we do not believe it would significantly impair our liquidity.

To the extent we change our plans, or if our expectations are wrong, we may need to seek additional funding by accessing the equity or debt capital markets. In addition, although we do not currently anticipate any acquisitions, we may need to seek additional funding if an attractive acquisition opportunity is presented to us. However, our significant losses to date may prevent us from obtaining additional funds on favorable terms or at all. Because of our historical net losses and our limited tangible assets, we do not fit traditional credit lending criteria, which, in particular, could make it difficult for us to obtain loans or to access the debt capital markets. In addition, the documentation for the Financing contains affirmative and negative covenants that affect, and in many respects significantly limit or prohibit, among other things, our ability to incur, prepay, refinance or modify indebtedness and enter into acquisitions, investments, sales, mergers and consolidations. Further, the ability to raise additional capital through the issuance of equity securities may be impeded due to the litigation surrounding our IPO and our current stock price.

Capital expenditures

        For 2008, capital expenditures have been primarily for the implementation of software solutions. We also have purchased network equipment and computer hardware as we continue to expand our network. Our capital expenditures for the nine months ended September 30, 2008 were $32,566, of which $23,589 was for software acquisition and development. For 2008, we believe our capital expenditures will be approximately $45,000.

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2008 was $6,171 and consisted of a net loss of $23,660, $18,486 used in working capital and other activities and $48,317 provided by adjustments for non-cash items. Adjustments for non-cash items consisted primarily of depreciation and amortization of $34,670 and $9,203 for share-based expense. Working capital and other activities primarily consisted of a net decrease in cash for prepaid expenses of $10,591 for advance payments to procure materials for production of devices, a decrease of $13,432 for accounts payable and accrued expenses, which are primarily related to marketing, a decrease in cash in accounts receivable of $4,847 and $3,930 for a reduction in other liability related to AT&T patent litigation. This was offset by an increase in cash of $5,932 for deferred revenue and deferred product costs and $7,747 in inventory.

Cash used in operating activities for the nine months ended September 30, 2007 was $88,989 and consisted of a net loss of $253,588 and $129,340 provided by working capital and other activities, offset by adjustments for non-cash items of $35,259. Adjustments for non-cash items consisted primarily of depreciation and amortization of $24,613 and $5,879 for share-based expense. Working capital and other activities primarily consisted of a net increase in cash of $131,039 for accounts payable, accrued expenses and other liability primarily related to our patent litigation settlements and marketing, an increase of $8,959 for deferred revenue net of deferred product cost and a $3,350 increase in inventory offset by a decrease in accounts receivable of $6,220 and a decrease in cash of $8,047 for prepaid expenses.

Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2008 of $44,213 was attributable to net sales and purchases of marketable securities of $79,941 offset by capital expenditures, purchase of intangible assets and development of software assets of $32,566 and $3,162 for the increase in restricted cash.

Cash provided by investing activities for the nine months ended September 30, 2007 of $6,829 was attributable to net sales and purchases of marketable securities of $140,707 offset by capital expenditures and development of software assets of $32,718 and $101,160 for the increase in restricted cash.

Financing Activities

Cash used in financing activities for the nine months ended September 30, 2008 of $9,234 was primarily for debt related costs of $8,601 and capital lease payments of $752.

Cash provided by financing activities for the nine months ended September 30, 2007 of $474 was attributable to $1,228 in net proceeds received from the exercise of stock options, stock subscription receivable and monies received from customers that owed money through our Directed Share Program related to our initial public offering in May 2006, which was offset by $754 in capital lease payments.

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

Net Operating Loss Carryforwards

As of September 30, 2008, we had net operating loss carryforwards for U.S. federal and state tax purposes of $749,940 and $720,763, respectively, expiring at various times from years ending 2020 through 2028. In addition, we had net operating loss carryforwards for Canadian tax purposes of $57,465 expiring through 2027. We also had net operating loss carryforwards for United Kingdom tax purposes of $31,823 with no expiration date.

Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change of control net operating loss carry forward and other pre-change tax attributes against its post-change income may be limited. The Section 382 limitation is applied annually so as to limit the use of our pre-change net operating loss carryforwards to an amount that generally equals the value of our stock immediately before the ownership change multiplied by a designated federal long-term tax-exempt rate. In addition, we may be able to increase the base Section 382 limitation amount during the first five years following the ownership change to the extent it realizes built-in gains during that time period. A built-in gain generally is gain or income attributable to an asset that was held at the date of the ownership change and that had a fair market value in excess of the tax basis at the date of the ownership change. Section 382 provides that any unused Section 382 limitation amount can be carried forward and aggregated with the following year’s available net operating losses. Due to the cumulative impact of our equity issuances for the period ended April 2005, a change of ownership occurred upon the issuance of our previously outstanding Series E Preferred Stock at the end of April 2005. As a result, $171,147 of the total U.S. net operating losses will be subject to an annual base limitation of $39,374. As noted above, we believe we may be able to increase the base Section 382 limitation for built-in gains during the first five years following the ownership change.

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”), affirmed the consensus of FASB Staff Position (FSP) Accounting Principles Board Opinion No. 14-1 (APB 14-1), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which applies to all convertible debt instruments that have a net settlement feature; which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. FSP APB 14-1 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuer’s nonconvertible debt borrowing rate. Previous guidance provided for accounting for this type of convertible debt instrument entirely as debt. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We are evaluating if the adoption of FSP APB 14-1 will have a material impact on our financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (“SFAS No. 162”), “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 becomes effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect that the adoption of SFAS No. 162 will have a material impact on our consolidated financial statements.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB FSP 157-2, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, we adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

RISK FACTORS

Current economic conditions may adversely affect our industry, business and results of operations.

The United States economy is currently undergoing a period of slowdown and very high volatility and the future economic environment may continue to be less favorable than that of recent years. A substantial portion of our revenues comes from residential and small business customers whose spending patterns may be affected by prevailing economic conditions. While we believe that the weakening economy had a modest effect on our net subscriber additions during recent months, if these economic conditions continue to deteriorate, the growth of our business and results of operations may be affected. Reduced consumer spending may drive us and our competitors to offer certain services at promotional prices, which could have a negative impact on our operating results.

The debt agreements governing our recent financing contain restrictions that may limit our flexibility in operating our business.

On November 3, 2008, we consummated a financing consisting of (i) a $130,300 senior secured first lien credit facility (the “First Lien Senior Facility”), (ii) a $72,000 senior secured second lien credit facility (the “Second Lien Senior Facility”) and (iii) the sale of $18,000 of the Company’s 20% senior secured third lien notes due 2015 (the “Convertible Notes” and collectively, the “Financing”). The First Lien Senior Facility, the Second Lien Senior Facility and the Note Purchase Agreement governing the Convertible Notes contain various covenants and other restrictions that limit our ability and/or the ability of certain of our subsidiaries to engage in specified types of transactions. These covenants and other restrictions may under certain circumstances limit, but not necessarily preclude, our and certain of our subsidiaries’ ability to, among other things:

•	incur, prepay, refinance or modify indebtedness;

•	create liens;

•	pay dividends on or repurchase our capital stock or make other restricted payments;

•	make investments;

•	enter into acquisitions, sales and mergers;

•	enter into sale and leaseback transactions;

•	amend our organizational documents, or amend, modify or waive litigation settlements, key employment agreements or other material contracts;

•	incur marketing expenses in excess of specified thresholds;

•	change the nature of our business or enter into additional lines of business; and

•	enter into transactions with our stockholders and affiliates.

Under the Financing agreements, we are required to maintain a specified minimum fixed charge coverage ratio, maximum leverage ratio and senior secured debt leverage ratio. Additionally, these agreements require us to maintain minimum levels of consolidated adjusted EBIDTA, liquidity and pre-marketing operating income and limit our capital expenditures. Upon the repayment of our obligations under the First Lien Senior Facility and the Second Lien Senior Facility, the covenants will fall-away, but the Note Purchase Agreement for the Convertible Notes will continue to limit our ability to incur indebtedness and make restricted payments. Our ability to comply with such financial and other covenants can be affected by events beyond our control, so we may not be able to comply with these covenants. A breach of any such covenant could result in a default under these agreements. In that case, the lenders and the noteholders could elect to declare due and payable immediately all amounts due under the Financing agreements, including principal, accrued interest, a “make-whole” premium and, in the case of the Convertible Notes, liquidated damages, and may take action to foreclose upon the collateral securing the indebtedness.

Our certificate of incorporation and bylaws, the agreements governing our indebtedness and the terms of certain settlement agreements to which we are a party contain provisions that could delay or discourage a takeover attempt, which could prevent the completion of a transaction in which our stockholders could receive a substantial premium over the then-current market price for their shares.

Certain provisions of our restated certificate of incorporation and our second amended and restated bylaws may make it more difficult for, or have the effect of discouraging, a third party from acquiring control of us or changing our board of directors and management. These provisions:

•

permit our board of directors to issue additional shares of common stock and preferred stock and to establish the number of shares, series designation, voting powers (if any), preferences, other special rights, qualifications, limitations or restrictions of any series of preferred stock;

•	limit the ability of stockholders to amend our restated certificate of incorporation and second amended and restated bylaws, including supermajority requirements;

•	allow only our board of directors, Chairman of the board of directors or Chief Executive Officer to call special meetings of our stockholders;

•	eliminate the ability of stockholders to act by written consent;

•	require advance notice for stockholder proposals and director nominations;

•	limit the removal of directors and the filling of director vacancies; and

•	establish a classified board of directors with staggered three-year terms.

In addition, a change of control would constitute an event of default under our Financing agreements. Upon the occurrence of an event of default, the lenders and the noteholders could elect to declare due and payable immediately all amounts due under the Financing agreements, including principal, accrued interest, a “make-whole” premium and, in the case of the Convertible Notes, liquidated damages, and may take action to foreclose upon the collateral securing the indebtedness.

Under our Financing agreements, a “change of control” would result from the occurrence of, among other things:

•	the disposition by Jeffrey A. Citron or certain of his affiliates of shares of common stock in excess of certain specified amounts;

•

the acquisition by any person or group (other than Mr. Citron and his majority-controlled affiliates or certain investment funds related to New Enterprise Associates) of at least 30% of the voting and/or economic interest of our outstanding common stock on a fully-diluted basis or of the power to elect a majority of our board of directors, if such acquiror also has a greater voting and/or economic interest in our company than Mr. Citron and his majority-owned affiliates;

•

a change in our Chief Executive Officer, unless an interim successor and permanent successor reasonably acceptable to the administrative agent and note agent is appointed within specified time periods; or

•

the acquisition by Silver Point Finance, LLC and its affiliates and related funds of at least 50% of the voting and/or economic interest of our outstanding common stock on a fully-diluted basis or those entities obtaining the power to elect a majority of our board of directors.

We encourage you to read the agreements in full, including the definition of “change of control” therein. These Financing agreements have been previously filed with the Securities and Exchange Commission as exhibits to Amendment No. 8 to our Schedule TO, which was filed on October 22, 2008.

Further, we were named as a defendant in several suits that related to patent infringement and entered into agreements to settle certain of the suits. See “Item 3. - Legal Proceedings - Patent Litigation,” in our Annual Report on Form 10-K for the year ended December 31, 2007. Certain terms of those agreements, including licenses and covenants not to sue, will be restricted upon a change of control, which may discourage certain potential purchasers from acquiring us.

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

Jeffrey A. Citron, our founder, Chairman and a significant stockholder, exerts significant influence over us.

After giving effect to the Financing and the purchase by us of then outstanding convertible notes tendered in our recently completed tender offer, Mr. Citron beneficially owned approximately 36.4% of our outstanding common stock, including outstanding securities convertible into or exercisable for common stock prior to December 31, 2008 held by Mr. Citron. As a result, Mr. Citron is able to exert significant influence over all matters presented to our stockholders for approval, including election and removal of our directors and change of control transactions. In addition, as our Chairman, Mr. Citron has and will continue to have significant influence over our strategy, technology and other matters. Mr. Citron’s interests may not always coincide with the interests of other holders of our common stock.

Our common stockholders may suffer dilution in the future upon exercise of our Convertible Notes.

In connection with the Financing, we issued $18,000 aggregate principal amount of Convertible Notes to Silver Point Finance, LLC, certain of its affiliates, other third parties and affiliates of the Company. If the conversion rights in the Convertible Notes are exercised, the exercising noteholders may obtain a significant equity interest in us and other stockholders may experience significant and immediate dilution. Conversion of the entire $18,000 aggregate principal amount of Convertible Notes at the initial conversion rate would have resulted in an increase of our outstanding common stock from 156,565,277 shares (as of October 31, 2008) to 218,634,243 shares, an approximate 39.6% increase.

If we do not meet the New York Stock Exchange continued listing requirements, our common stock may be delisted.

The New York Stock Exchange (“NYSE”) listing standards require us, among other things, to maintain an average closing price of at least $1.00 per share of common stock and a market capitalization of at least $100,000 during any consecutive 30-trading-day period. On October 24, 2008, we were notified by the NYSE that we were not in compliance with the NYSE listing standard relating to minimum average share price. We have notified the NYSE of our intent to cure the deficiency. We must bring our share price and average share price back above $1.00 within six months from the receipt of the NYSE notice, subject to possible extension, to regain compliance with the NYSE’s price condition, or our common stock will be subject to suspension and delisting procedures. During the cure period and subject to compliance with NYSE’s other continued listing standards, our common stock will continue to be listed on the NYSE.

A delisting of our common stock could negatively impact us by: (i) reducing the liquidity and market price of our common stock; (ii) reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; (iii) limiting our ability to use a registration statement to offer and sell freely tradable securities, thereby preventing us from accessing the public capital markets, (iv) impairing our ability to provide equity incentives to our employees and (v) causing an increase in the conversion rate under the Convertible Notes, resulting in the issuance of additional shares upon conversion. A delisting of our common stock is not an event of default under the documents governing our senior credit facilities and Convertible Notes.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Initial Public Offering

On May 23, 2006, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File No. 333-131659) relating to our IPO. After deducting underwriting discounts and commissions and other offering expenses, our net proceeds from the offering equaled approximately $491,144, which includes $1,896 of costs incurred in 2005. We have invested the net proceeds of the offering in short-term, interest bearing securities pending their use to fund our expansion, including funding marketing expenses and operating losses. Except for payments made in 2007 in connection with IP litigation settlements, there has been no material change in our planned use of proceeds from our IPO as described in our final prospectus filed with the Securities and Exchange

Commission pursuant to Rule 424(b). We did not use any of the net proceeds from the IPO until the year ended December 31, 2007. Since January 2007, we used $292,617 of the net proceeds from the IPO to fund operating activities including $210,275 for IP litigation settlements and $79,798 for capital expenditures, software development and purchase of intangible assets.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

On August 20, 2008, a special meeting of stockholders was held to ask stockholders of Vonage Holdings Corp. to approve the issuance of all shares of Vonage common stock that may be issued upon conversion of $90 million of convertible secured second lien notes that Vonage and Vonage America Inc. (“Vonage America”) had expected to issue as co-issuers in a private placement, including shares of Vonage common stock that may be issued to our directors, officers and substantial security holders upon conversion of such notes. The number of votes which the shares of the Company’s stock represented at the special meeting in person or by proxy was 115,671,688, constituting more than a majority of the votes which the outstanding shares of the Company’s common stock were entitled to vote at the special meeting. There were 115,236,579 votes cast in favor, 331,342 votes against and 103,767 votes abstained.

Subsequent to the August 20, 2008 approval, our management and Board of Directors, along with Silver Point Finance, LLC, determined that it was in the best interest of all parties to further negotiate the terms of the contemplated financing, including the terms of the notes referenced in the immediately preceding paragraph. On November 3, 2008, a special meeting of stockholders was held to ask stockholders of Vonage Holdings Corp. to approve the issuance of all shares of Vonage common stock that may be issued upon conversion of $18,000 of convertible secured third lien notes that Vonage and Vonage America issued following the special meeting as co-issuers in a private placement, including shares of Vonage common stock that may be issued to our directors, officers and substantial security holders upon conversion of such notes. The number of votes which the shares of the Company’s stock represented at the special meeting in person or by proxy was 113,800,341, constituting more than a majority of the votes which the outstanding shares of the Company’s common stock were entitled to vote at the special meeting. There were 113,540,680 votes cast in favor, 235,553 votes against and 24,108 votes abstained.

Item 5.    Other Information

On November 6, 2008, Vonage Holdings Corp. (the “Company”) announced its financial results for the quarter ended September 30, 2008. The full text of a press release issued in connection with the announcement was furnished as Exhibit 99.1 to a Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2008. This information was released after the Company’s management and independent registered public accountants participated in a discussion of the Company’s quarter-end financial statements with the audit committee of its board of directors. As explained in more detail below, after the release of preliminary financial information and based upon discussions with its independent registered public accountants in connection with finalizing this Form 10-Q, the Company has subsequently made a determination that causes certain amounts reported in the November 6, 2008 press release to be different from amounts reported in the Form 10-Q.

Since November 6, 2008, the Company determined to categorize $8,601 of debt related costs paid in connection with the Company’s recently completed refinancing as cash used in financing operations rather than cash used in operations. These adjustments had the effect of changing the Company’s net cash provided by (used in) operating activities from $(26,524) to $(17,923) for the three months ended September 30, 2008 and from $(2,430) to $6,171 for the nine months ended September 30, 2008. Net cash provided by (used in) financing activities changed from $(245) to $(8,846) for the three months ended September 30, 2008 and from $(633) to $(9,234) for the nine months ended September 30, 2008.

Item 6.    Exhibits

Exhibit Number	Description of Exhibit
3.1	Second Amended and Restated By-laws of Vonage Holdings Corp.(2)

10.1	First Lien Credit and Guaranty Agreement, dated as of October 19, 2008 among Vonage Holdings Corp., Vonage America Inc., as borrowers, certain subsidiaries of Vonage Holdings Corp., as guarantors, various lenders, and Silver Point Finance, LLC, as Administrative Agent, Collateral Agent and Lead Arranger(3)

10.2	First Lien Pledge and Security Agreement, dated as of October 19, 2008 among Vonage Holdings Corp., Vonage America Inc. and certain subsidiaries of Vonage Holdings Corp., as grantors, and Silver Point Finance, LLC, as Collateral Agent(3)

10.3	Second Lien Credit and Guaranty Agreement, dated as of October 19, 2008 among Vonage Holdings Corp., Vonage America Inc., as borrowers, certain subsidiaries of Vonage Holdings Corp., as guarantors, various lenders, and Silver Point Finance, LLC, as Administrative Agent, Collateral Agent and Lead Arranger(3)

10.4	Second Lien Pledge and Security Agreement, dated as of October 19, 2008 among Vonage Holdings Corp., Vonage America Inc. and certain subsidiaries of Vonage Holdings Corp., as grantors, and Silver Point Finance, LLC, as Collateral Agent(3)

10.5	Third Lien Note Purchase Agreement dated as of October 19, 2008 among Vonage Holdings Corp., Vonage America Inc., as co-issuers, certain subsidiaries of Vonage Holdings Corp., as guarantors, various purchasers, and Silver Point Finance, LLC, as Note Agent and Collateral Agent(3)

10.6	Third Lien Pledge and Security Agreement, dated as of October 19, 2008 among Vonage Holdings Corp., Vonage America Inc. and certain subsidiaries of Vonage Holdings Corp., as grantors, and Silver Point Finance, LLC, as Collateral Agent(3)

10.7	Form of 20.00% Senior Secured Third Lien Notes due 2015 issued by Vonage Holdings Corp. and Vonage America Inc.(3)

10.8	Registration Rights Agreement, dated as of October 19, 2008, among Vonage Holdings Corp., Vonage America Inc. and purchasers of 20.00% Senior Secured Third Lien Notes due 2015(3)

10.9	Amended and Restated Non-Compete Agreement dated as of October 17, 2008 by and between Vonage Holdings Corp. and Jeffrey A. Citron(1)

10.10*	Employment Agreement dated as of July 29, 2008 by and between Vonage Holdings Corp. and Marc P. Lefar(2)

10.11*	Indemnification Agreement dated as of July 29, 2008 by and between Vonage Holdings Corp. and Marc. P. Lefar(2)

10.12*	Form of Nonqualified Stock Option Agreement for Marc P. Lefar under the Vonage Holdings Corp. 2006 Incentive Plan(2)

10.13*	Separation Agreement and General Release dated as of July 29, 2008 by and between Vonage Holdings Corp. and Jeffrey A. Citron(2)

10.14*	Consulting Agreement dated as of July 29, 2008 by and between Vonage Holdings Corp. and KEC Holdings LLC(2)

10.15*	Form of Nonqualified Stock Option Agreement for Jeffrey A. Citron under the Vonage Holdings Corp. 2006 Incentive Plan(2)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

(1)	Filed herewith.

(2)	Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K filed on August 4, 2008.

(3)	Incorporated by reference to Vonage Holding Corp.’s Amendment No. 8 to Schedule TO filed on October 22, 2008.

*    Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VONAGE HOLDINGS CORP.
Dated: November 10, 2008	By:	/s/ JOHN S. REGO
John S. Rego
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Second Amended and Restated By-laws of Vonage Holdings Corp.(2)

10.1	First Lien Credit and Guaranty Agreement, dated as of October 19, 2008 among Vonage Holdings Corp., Vonage America Inc., as borrowers, certain subsidiaries of Vonage Holdings Corp., as guarantors, various lenders, and Silver Point Finance, LLC, as Administrative Agent, Collateral Agent and Lead Arranger(3)

10.2	First Lien Pledge and Security Agreement, dated as of October 19, 2008 among Vonage Holdings Corp., Vonage America Inc. and certain subsidiaries of Vonage Holdings Corp., as grantors, and Silver Point Finance, LLC, as Collateral Agent(3)

10.3	Second Lien Credit and Guaranty Agreement, dated as of October 19, 2008 among Vonage Holdings Corp., Vonage America Inc., as borrowers, certain subsidiaries of Vonage Holdings Corp., as guarantors, various lenders, and Silver Point Finance, LLC, as Administrative Agent, Collateral Agent and Lead Arranger(3)

10.4	Second Lien Pledge and Security Agreement, dated as of October 19, 2008 among Vonage Holdings Corp., Vonage America Inc. and certain subsidiaries of Vonage Holdings Corp., as grantors, and Silver Point Finance, LLC, as Collateral Agent(3)

10.5	Third Lien Note Purchase Agreement dated as of October 19, 2008 among Vonage Holdings Corp., Vonage America Inc., as co-issuers, certain subsidiaries of Vonage Holdings Corp., as guarantors, various purchasers, and Silver Point Finance, LLC, as Note Agent and Collateral Agent(3)

10.6	Third Lien Pledge and Security Agreement, dated as of October 19, 2008 among Vonage Holdings Corp., Vonage America Inc. and certain subsidiaries of Vonage Holdings Corp., as grantors, and Silver Point Finance, LLC, as Collateral Agent(3)

10.7	Form of 20.00% Senior Secured Third Lien Notes due 2015 issued by Vonage Holdings Corp. and Vonage America Inc.(3)

10.8	Registration Rights Agreement, dated as of October 19, 2008, among Vonage Holdings Corp., Vonage America Inc. and purchasers of 20.00% Senior Secured Third Lien Notes due 2015(3)

10.9	Amended and Restated Non-Compete Agreement dated as of October 17, 2008 by and between Vonage Holdings Corp. and Jeffrey A. Citron(1)

10.10*	Employment Agreement dated as of July 29, 2008 by and between Vonage Holdings Corp. and Marc P. Lefar(2)

10.11*	Indemnification Agreement dated as of July 29, 2008 by and between Vonage Holdings Corp. and Marc. P. Lefar(2)

10.12*	Form of Nonqualified Stock Option Agreement for Marc P. Lefar under the Vonage Holdings Corp. 2006 Incentive Plan(2)

10.13*	Separation Agreement and General Release dated as of July 29, 2008 by and between Vonage Holdings Corp. and Jeffrey A. Citron(2)

10.14*	Consulting Agreement dated as of July 29, 2008 by and between Vonage Holdings Corp. and KEC Holdings LLC(2)

10.15*	Form of Nonqualified Stock Option Agreement for Jeffrey A. Citron under the Vonage Holdings Corp. 2006 Incentive Plan (2)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

(1)	Filed herewith.

(2)	Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on August 4, 2008.
(3)	Incorporated by reference to Vonage Holding Corp.’s Amendment No. 8 to Schedule TO filed on October 22, 2008.

*    Management contract or compensatory plan or arrangement.