Form 10-Q/A
period 2006-09-30
VONAGE HOLDINGS CORP
filed 2008-12-18
CIK 1272830

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2008
Common Stock, par value $0.001	156,565,277 shares

EXPLANATORY NOTE

This Amendment No. 1 to our quarterly report on Form 10-Q (the “Form 10-Q/A”) is solely an exhibit filing amendment and amends our quarterly report on Form 10-Q for the period ended September 30, 2006, originally filed on November 8, 2006. We are filing this Form 10-Q/A solely to include revised Exhibits 10.2 and 10.3. In addition, we are also including Exhibits 31.3 and 31.4, as required by the rules applicable to the filing of this Form 10-Q/A. No revisions are being made pursuant to this Form 10-Q/A to our financial statements or any other disclosure contained in the quarterly report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vonage Holdings Corp.
Dated: December 18, 2008	By:	/s/ JOHN S. REGO
John S. Rego
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1†	Amendment #2 to the Agreement for Services, dated September 21, 2006, between Intrado Inc. and Vonage Network Inc.(1)

10.2†	First Amendment to Services Agreement, dated June 21, 2006, between Third Party Verification, Inc. and Vonage Holdings Corp.(4)

10.3†	Second Amendment to Services Agreement, dated August 25, 2006, between Third Party Verification, Inc. and Vonage Network of New Jersey d/b/a Vonage Network Inc. (assignee of Vonage Holdings Corp.)(4)

10.4†	Amendment to the Master Services Agreement, dated May 26, 2006, between Telecommunications Systems, Inc. and Vonage Network Inc., along with the accompanying side letter, dated November 2, 2006, from Vonage Network Inc. to Telecommunication Systems, Inc.(1)

10.5†	Amendment #1 to the Master Sales Agreement, dated August 8, 2006, between Telecommunications Systems, Inc. and Vonage Network Inc., along with the accompanying side letter, dated November 2, 2006, from Vonage Network Inc. to Telecommunication Systems, Inc.(1)

10.6	Form of Restricted Stock Unit Agreement under the Vonage Holdings Corp. 2006 Incentive Plan (entered into with each of Michael F. Snyder, John S. Rego and Sharon A. O’Leary)(2)

10.7	Form of Restricted Stock Unit Agreement under the Vonage Holdings Corp. 2006 Incentive Plan (entered into with each of Louis A. Mamakos and Michael Tribolet)(2)

10.8	Form of Nonqualified Stock Option Agreement under the Vonage Holdings Corp. 2006 Incentive Plan(2)

10.9	Form of Restricted Stock Agreement under the Vonage Holdings Corp. 2006 Incentive Plan(2)

10.10	Form of Restricted Stock Agreement under the Vonage Holdings Corp. 2006 Incentive Plan for Non-Employee Directors(3)

10.11	Form of Nonqualified Stock Option Agreement under the Vonage Holdings Corp. 2006 Incentive Plan for Non-Employee Directors(3)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.3	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(4)

31.4	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(4)

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(5)

(1)	Previously filed.
(2)	Incorporated by reference to Vonage Holdings Corp.’s Current Report on Form 8-K filed on August 7, 2006.
(3)	Incorporated by reference to Vonage Holdings Corp.’s Current Report on Form 8-K filed on August 21, 2006.
(4)	Filed herewith.
(5)	Previously furnished.
†	Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.

4