Form 10-K
period 2008-12-31
VONAGE HOLDINGS CORP
filed 2009-03-03
CIK 1272830

UNITED STATES SECURITIES AND EXCHANGE COMMISSION • WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934	or	☐ Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008		For the transition period from to

Commission file number 001-32887

VONAGE HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

Delaware	11-3547680
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

23 Main Street, Holmdel, New Jersey	07733
(Address of principal executive offices)	(Zip Code)

(732) 528-2600

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.001 Per Share	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

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

☐  Large accelerated filer    ☒  Accelerated filer

☐  Non-accelerated filer (Do not check if a smaller reporting company)    ☐   Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes    ☐  No  ☒

The aggregate market value of the common equity held by non-affiliates of the registrant at June 30, 2008 was $106,540,281.

The number of shares outstanding of the registrant’s common stock as of January 31, 2009 was 156,712,852.

Documents Incorporated By Reference

Selected portions of the Vonage Holdings Corp. definitive Proxy Statement, which is expected to be filed with the Securities and Exchange Commission within 120 days after December 31, 2008, are incorporated by reference in Part III of this Form 10-K.

VONAGE HOLDINGS CORP.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

VONAGE ANNUAL REPORT 2008

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

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Annual Report on Form 10-K, any exhibits to this Form 10-K and other public statements we make. Such factors include, but are not limited to: restrictions in our debt agreements that may limit our operating flexibility; any failure to meet New York Stock Exchange listing requirements; the competition we face; worsening economic conditions; our history of net operating losses; our ability to obtain additional financing if needed; results of pending litigation and intellectual property and other litigation that may be brought against us; results of regulatory inquiries into our business practices; differences between our service and traditional phone services, including our 911 service; our dependence on third party facilities, equipment and services; system disruptions or flaws in our technology; our dependence on our customers’ existing broadband connections; uncertainties relating to regulation of VoIP services; and other factors that are set forth in the “Risk Factors” section, and other sections of this Annual Report on Form 10-K, as well as in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

FINANCIAL INFORMATION PRESENTATION

For the financial information discussed in this Annual Report on Form 10-K, other than per share and per line amounts, dollar amounts are presented in thousands, except where noted.

PART I

ITEM 1. Business

OVERVIEW

We are a leading, pure-play provider of broadband telephone services to residential and small office and home office customers with over 2.6 million subscriber lines as of December 31, 2008. While customers in the United States represented 95% of our subscriber lines in 2008, we continue to serve customers internationally with services in Canada and the United Kingdom.

Our service is portable and we enable our customers to make and receive phone calls with a telephone almost anywhere a broadband Internet connection is available. We transmit these calls using Voice over Internet Protocol, or VoIP, technology, which converts voice signals into digital data packets for transmission over the Internet. At a cost effective rate, each of our calling plans provides a number of basic features typically offered by traditional telephone service providers, plus a wide range of enhanced features that we believe differentiate our service and offer an attractive value proposition to our customers. We also offer a number of premium services for additional costs.

Vonage has developed both a direct sales channel, as represented by web sites and toll free numbers, and a retail distribution channel through national retailers including Best Buy and Wal-Mart. The direct and retail distribution channels are supported through highly integrated advertising campaigns across multiple media such as online, television, direct mail, alternative media, telemarketing, partner marketing and customer referral programs.

Our primary source of revenue is subscription fees that we charge customers for our service plans, primarily on a monthly basis. We also generate revenue from the sale of devices that connect a customer’s phone to the Internet, for international calls customers make that are not included in their service plan, for additional features that customers add to their service plans and through activation fees we charge customers to activate their service.

OUR STRATEGY

We continue to leverage the following factors that have been instrumental in building our customer base:

>

Strong Brand Identity. We believe our strong brand recognition has enhanced our ability to sell our services through direct and retail distribution channels, allowing us to capitalize on growing market demand for broadband and VoIP.

>

Attractive Value Proposition. We offer our customers an attractive value proposition: a portable land-line phone replacement with unique and compelling features that differentiates our service from the competition at prices for domestic and international calling considerably lower than those of traditional telephone services.

>

Innovative, Low-Cost Technology Platform. We believe our innovative software and network technology platform not only provides us with a competitive advantage over many other VoIP service providers but also allows us to maintain a low cost structure relative to traditional telephone and cable companies that need to build or lease costly “last-mile” networks.

While we will continue to build upon these strengths, we have identified six strategic imperatives that we believe will drive efficiencies and improve our business performance through 2009 and beyond:

>	Onboarding and Early Life Satisfaction. Delivery of a frictionless experience from the time of sale through the customer’s active use of service.

>	Distribution and Marketing Effectiveness. Increasing our gross line additions without increasing our year-over-year investment in marketing.

>	Network, Product and Platform Reliability and Quality. Ensuring our services deliver a consistent, high quality experience.

>	New and Enhanced Products and Services. Developing differentiated products that meet the needs of specific customer segments and promote frequent usage and brand loyalty.

>	Cost Optimization. Achieving a reduction in per line operating costs that more than offsets inflationary pricing and potential compression in average revenue per line.

>	Organizational Capacity and Skills Enhancement. Increasing the organization’s productivity through talent management, employee development and improved management tools.

SERVICE OFFERINGS

We offer our broadband telephone services to customers through a variety of service plans with different pricing structures. All of our service plans include an array of both basic and enhanced features, and customers have the opportunity to purchase a number of premium features at an additional fee. In order to access our service, a customer need only connect a standard telephone to a broadband Internet connection through a small Vonage-enabled device. After connecting the device, our customers can use their telephone to make and receive calls.

Plans

In the United States, we offer three residential calling plans plus an option for expanded international service, and two small office and home office plans:

>

Residential Premium Unlimited. Subject to certain restrictions, this plan includes unlimited local and long distance calling anywhere in the U.S., Canada and Puerto Rico. It also includes free calls to five select European countries.

2	VONAGE ANNUAL REPORT 2008

>

Residential Basic 500. This plan includes 500 minutes per month of local and long distance calling anywhere in the U.S., Canada, and Puerto Rico. Customers are charged 3.9¢ per minute after the first 500 monthly minutes used.

>	Vonage Pro. This plan combines the Residential Premium Unlimited Plan with certain premium services described below like Vonage Companion and Vonage Visual Voicemail.

>

Small Business Unlimited. Subject to certain restrictions, this plan includes unlimited local and long distance calling anywhere in the U.S., Canada and Puerto Rico for business customers. It also includes free calls to five select European countries and a free dedicated fax line.

>

Small Business Basic. This plan includes 1,500 minutes per month of local and long distance calling anywhere in the U.S., Canada, and Puerto Rico for business customers. Customers are charged 3.9¢ per minute after the first 1,500 monthly minutes used. This plan also includes a free dedicated fax line.

>	World Plans. For a monthly fee, Residential Premium Unlimited Plan customers can choose to add an international calling plan where they can make unlimited calls to a region of their choice.

We also offer other plans, including Residential Fax Service, Business Fax Service and Vonage SoftPhone, which are described below. As of December 31, 2008, approximately 92% of our U.S. subscriber lines were for residential service, and approximately 76% of those residential subscriber lines were under the Residential Premium Unlimited Plan. We offer similar plans in Canada and the United Kingdom. Please see Note 11 to our consolidated financial statements for financial information about our geographic areas.

Basic and Enhanced Features

Each of our calling plans provides a number of basic features including call waiting, caller ID with name, call forwarding and voicemail. All of our calling plans also include a wide range of enhanced features at no additional charge to our customers, such as:

>	Area Code Selection. Customers can select from approximately 259 U.S. area codes for their telephone number for use with our service, regardless of physical location.

>

Service and Number Portability. Our service is portable. Our customers can use their Vonage phone numbers to make and receive calls almost anywhere in the world that a broadband Internet connection is available by taking their Vonage-enabled device with them.

>

Online Account Management. Customers can view and manage their accounts online. Our service provides capabilities such as real-time feature management, call forwarding options and a lifetime call activity log.

>

Personalized Web-Enabled Voicemail. Our service allows customers to receive e-mail notification of a voicemail with the voice message attached to the e-mail message as an audio file. Our customers can also check and retrieve voicemails online or from any phone.

Premium Services

We also offer a number of premium services for additional fees. These services include:

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

>

Residential Fax Service. For a monthly fee, we offer 250 minutes of outgoing fax service within the United States, Puerto Rico and Canada on a dedicated fax line plus unlimited incoming faxes, with customers charged a per minute fee of 3.9 cents thereafter.

>

Business Fax Service. We offer 500 minutes of outgoing fax service within the United States, Puerto Rico and Canada on a dedicated fax line plus unlimited incoming faxes, with customers charged a per minute fee of 3.9 cents thereafter. One business fax line is included in each of our business calling plans.

Devices

We believe that our ability to offer a variety of devices with enhanced features and capabilities differentiates our service offering from that of many of our competitors. Our plug-and-play Vonage-enabled devices permit portability because customers can take their Vonage device to different locations where broadband service is available, including switching between different Internet service providers, while continuing to make and receive calls on their Vonage phone number. We offer our customers a range of equipment alternatives for their Vonage-enabled devices based upon our continued relationships with technology companies.

>

Vonage V-Portal. The Vonage V-Portal can connect up to two Vonage lines through a high-speed Internet connection and includes a networking router. It has a user-friendly LCD display with caller ID and call timer, call logs, language selection, and built-in upstream bandwidth tester. Utilizing Vonage’s advanced quality of service software, the Vonage V-Portal allows customers to use the Internet connection for their computer and telephones at the same time while ensuring a high quality calling experience.

>

Analog Telephone Adapter. Our analog telephone adapters, which convert analog audio signals into digital data packets for transmission over the Internet, are plugged in between the customer’s telephone and existing broadband Internet connection.

>	Integrated Adapter and Wireless Router. Our integrated adapters and wireless routers simplify installation by combining a standard analog telephone adapter, a broadband router and a wireless (WiFi) access point in one device.

>

Vonage Bundled Cordless Phone and V-Portal. Our cordless multi-phone system offers customers further simplification of equipment by combining a Digital Enhanced Cordless telecommunications, or DECT, cordless phone system, our V-Portal and a router into one easy to install package. These cordless multi-phone systems are designed to appeal to the needs of mainstream consumers who are looking for a whole house solution.

>

V-Phone. The Vonage V-Phone is a USB compatible device designed for use with our service. Vonage software comes pre-loaded on the V-Phone and updates itself on the device’s 256 megabyte flash drive without requiring the customer to install any software on the host laptop or PC. The V-Phone comes with a standard 2.5 millimeter stereo earpiece microphone and customers can make and receive calls by plugging the device into virtually any Windows-based laptop or PC with a high speed broadband Internet connection.

>

Vonage Companion. Vonage Companion is a downloadable softphone that can be loaded on a laptop or PC. Vonage Companion has the same phone number as a customer’s main Vonage phone line and incoming calls can ring to both the main phone line and Vonage Companion.

NETWORK OPERATIONS

Our network operations are conducted by a wholly-owned subsidiary that holds our networking equipment and employs the personnel who develop and operate our technology.

How Vonage Calls Work

The Vonage system uses our customer’s existing high-speed broadband Internet service to connect a Vonage-enabled device to our call processing complex over the Internet. Our service is not dependent on any specific type or provider of Internet service, and our customers are free to change the provider of their Internet service as they wish, either because of a competitive alternative, or because they have moved to a different location.

The Vonage-enabled adapter adapts our customer’s existing telephones to Vonage’s VoIP-based system. When a customer places a call on our system, their Vonage-enabled adapter signals to our call processing system to deliver the call either to the traditional telephone network, or to another Vonage customer. Our call processing system is scalable and geographically distributed in four distinct Call Processing Centers for robustness and reliability.

The Vonage-enabled adapter converts the traditional analog voice signal from our customer’s telephone into a series of IP packets that are sent over his high-speed broadband connection, across the Internet, to a VoIP media gateway at one of our Regional Data Connection Points, where the packets are converted back into traditional public switched telephone network telephone signals. Vonage’s architecture has VoIP media gateways and connections to our public switched telephone network termination partners at multiple, distributed geographical locations for capacity, scalability and reliability.

The voice functionality of the Vonage-enabled adapters are remotely configured and managed by Vonage. We can remotely perform software upgrades to enable new features or address operational issues without requiring an in-home service technician or our customer’s involvement.

Because Vonage’s system is not constrained to use any specific broadband service provider to connect to our customers, we can centrally manage and share resources across our customer base to minimize capital investment when entering new markets.

Our web-based customer portal allows our customers to manage most aspects of their Vonage service without requiring the intervention of a customer-care representative. Customers can add and change features, phone numbers, update billing information and review their historical calling and billing records using this self-service portal. Since we remotely manage the Vonage-enabled adapters, customers see a common and consistent interface, regardless of what generation equipment they may have.

4	VONAGE ANNUAL REPORT 2008

Core Network Elements

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

>

Regional Data Connection Points. Calls into or out of our network, where one of the parties is not a Vonage customer, are interconnected with the public switched telephone network at 17 regional data connection points in the United States, Canada, Chile, Mexico and the United Kingdom. Our interconnections with the public switched telephone network are made pursuant to agreements we have with several telecommunications providers. Under these agreements, we transfer calls originated by our customers to other carriers who connect the call to the called party. We pay a per-minute charge for this. The calls are transferred from our equipment to other carriers at connection points that are typically housed in small co-location facilities in which we lease space from other telecommunications providers. We generally pay monthly for this co-location, based on the amount of space we use. This method of connecting to the public switched telephone network allows us to expand capacity quickly, as necessary to meet call volume, and to provide redundancy within our network. Our business is not substantially dependent upon our agreements with other carriers or our interconnection agreements, because we can easily substitute other telecommunications providers in order to obtain the same or similar service at similar cost.

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

>

Emergency Calling Service and Enhanced 911 Service. We have deployed E-911 service to approximately 99.1% of our U.S. customer base that is comparable to the emergency calling services provided to customers of traditional wireline telephone companies in the same area. For customers in areas where our E-911 service is available, emergency calls are routed, subject to the limitations discussed below, directly to an emergency services dispatcher at the public safety answering point, or PSAP, in the area of the customer’s registered location. The dispatcher will have automatic access to the customer’s telephone number and registered location information. However, if a customer places an emergency call using the customer’s Vonage-enabled device in a location different from the one registered with us, the emergency call will be routed to a PSAP in the customer’s registered location, not the customer’s actual location at the time of the call. Every time a customer moves his or her Vonage-enabled device to a new location, the customer’s registered location information must be updated and verified. Until this occurs, the customer will have to verbally advise the emergency dispatcher of his or her actual location at the time of the call and wait for the call to be transferred, if possible, to the appropriate local emergency response center before emergency assistance can be dispatched.

In some cases, even under our 911 service, emergency calls may be routed to a PSAP in the area of the customer’s registered location, but such PSAP may not be capable of receiving our transmission of the caller’s registered location information and, in some cases, the caller’s phone number. Where the emergency call center is unable to process the information, the caller is provided a service that is similar to the basic 911 services offered to some wireline telephone customers and some wireless customers. In these instances, the emergency caller may be required to verbally advise the operator of their location at the time of the call and, in some cases, provide a call back number so that the call can be handled or forwarded to an appropriate emergency dispatcher.

The emergency calls of customers located in areas where we currently do not provide either E-911 or the basic 911 described above are either routed directly to the PSAP in the area of the customer’s location or supported by a national call center that is run by a third party provider and operates 24 hours a day, seven days a week. In these cases, a caller must provide the operator with his or her physical location and call back number. If a customer reaches the call center, the operator will coordinate connecting the caller to the appropriate PSAP or emergency services provider. Our E-911 service does not support the calls of our V-Phone, WiFi phone, Vonage Companion and Vonage SoftPhone users. The emergency calls of our V-Phone, WiFi phone, Vonage Companion and Vonage SoftPhone users are supported by the national call center.

>	Agreements with E-911 Service Providers. To enable us to effectively deploy and provide our E-911 service, we maintain an agreement with a provider that assists us in delivering emergency calls to an emergency service dispatcher at the PSAP in the area of the customer’s registered location and terminating E-911 calls. We also contract for the national call center that operates 24 hours a day, seven days a week to receive certain emergency calls and maintain agreements with several companies that maintain PSAP databases for the purpose of deploying and operating E-911 services. The databases include contact, technical infrastructure, boundary and routing information for delivery of calls to a PSAP or emergency service providers in the United States.

>

Other Agreements. We have entered into agreements with several service providers to assist us with operations. In particular, we contract with third parties to support local number portability for our customers, which allow new customers to retain their existing telephone numbers when subscribing to our services.

>

We rely on agreements with providers to facilitate the transfer of customer telephone numbers and provide us with certain operations support systems services that enable us to implement our local number portability solution.

>

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

>

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

MARKETING

Our marketing objective is to achieve subscriber line goals by cost-effectively acquiring and retaining customers. We believe that Vonage is well-positioned in the digital phone market.

We employ an integrated multi-channel approach to marketing. We make use of broad-reach and highly-targeted media channels including television, online, direct mail, alternative media, telemarketing, partner marketing and customer referral programs. As a national provider, we believe we are able to buy online and traditional media in a highly efficient manner. Our customers have a variety of vehicles to purchase our services and products, through the internet, by phone, in a retail store or at a kiosk. In addition, we accept a multiple forms of payment such as credit cards, debit cards, and electronic check payments, or ECP.

We monitor the results of our marketing efforts closely in a number of ways, including the cost of acquiring new subscriber lines, to evaluate which approaches produce the best results and deploy our marketing resources accordingly. All of our testing follows disciplined direct marketing tactics, which help us isolate the variables that are driving performance. Because we track performance beyond the gross sale, we are able to prioritize those programs that bring in high value, long-term customers.

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

SALES AND DISTRIBUTION

Direct Sales

The primary sales channels for our service historically have been through in-bound telemarketing and online direct sales. Customers can subscribe to our services at our websites, http://www.vonage.com, http://www.vonage.ca and http://www.vonage.co.uk, or through multiple toll free numbers including 1-800-4VONAGE. We complement these sales channels with marketing vehicles including television, direct mail, alternative media, outbound telemarketing, partner marketing, and customer referral programs.

Retail Sales

In addition to our direct sales channel, we also offer sales through our retail channel. Our service currently is available at the outlets of leading national retailers, including Best Buy and Wal-Mart. We believe that the availability of our devices through premier retailers enhances and reinforces the Vonage brand with consumers and that the retail channel increases our ability to acquire mainstream consumers by reaching them in a familiar and interactive shopping environment. Further, as consumer adoption patterns shift, Vonage has augmented its national retailer footprint by adding regional retailers such as Brandsmart and Fry’s Electronics. National and regional retailers provide Vonage with a wide footprint to distribute our service. In looking at ways to increase control in the sales channel, we opened Vonage kiosks throughout the United States in 2006 and 2007 and continue to look at ways at optimize sales performance at each kiosk location while looking at growth opportunities in favorable geographic markets. We had 31 kiosks in operation at the end of 2008.

Customer Service

We offer our customers support 24 hours a day, seven days a week through both our comprehensive online account management website and our toll free number. We believe that many customers use our online account management website first when they have a question or problem with their service and that many of them are able to resolve their concerns online with-

6	VONAGE ANNUAL REPORT 2008

out needing to speak to a customer care representative. Our customers can manage almost all aspects of their accounts online. This capability both empowers our customers through self-service and reduces our customer care expenses.

Customers who cannot or do not wish to resolve their questions through our website can contact a live customer care representative through our toll free number. We staff our customer care hotline through a combination of our own employees and outsourced customer care representatives. All new customer care representatives are trained through an established program developed by Vonage. We also have a separate team called Advanced Technical Support for resolving customers’ complex issues that could not be handled by our other representatives. We use extensive monitoring of call quality and customer satisfaction scores to determine additional training or coaching requirements for individual employees.

Billing

All customer billing is automated through our website. We automatically collect all fees from our customers’ credit card, debit card or ECP. By collecting monthly subscription fees in advance and certain other charges immediately after they are incurred, we are able to reduce the amount of accounts receivable that we have outstanding, thus allowing us to have lower working capital requirements. Collecting in this manner also helps us mitigate bad debt exposure, which is recorded as a reduction to revenue. If a customer’s credit card, debit card or ECP is declined, we generally suspend international calling. Historically, in most cases, we are able to correct the problem with the customer within the current monthly billing cycle. If the customer’s credit card, debit card or ECP cannot be successfully processed during three billing cycles (i.e. the current and two subsequent monthly billing cycles), we terminate the account.

INTELLECTUAL PROPERTY

We believe that our technological position depends primarily on the experience, technical competence and the creative ability of our engineering and technology staff. We review our technological developments with our technology staff and business units to identify the features of our core technology that provide us with a technological or commercial advantage and file patent applications as necessary to protect these features in the United States and internationally. Our company policies require our employees to assign their intellectual property rights to us and to treat all technology as our confidential information. We have been issued three patents and have filed several other patent applications to protect our technology, which are currently pending.

In addition to developing technology, we evaluate the licensing and acquisition of intellectual property of others in order to identify technology that provides us with a technological or commercial advantage. In 2006, we acquired three patents from Digital Packet Licensing Inc. that enable VoIP technology. The patents are related to the compression of packetized digital signals commonly used in VoIP technology. Two of the patents have expired, and the other patent expires in 2013.

We were named as a defendant in several suits that relate to patent infringement and entered into settlement agreements to settle certain of the suits, which in certain cases include payments, patent licenses and covenants not to sue.

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

Incumbent telephone companies

The incumbent telephone companies are our primary competitors and have historically dominated their regional markets. These competitors include AT&T, Qwest Communications and Verizon Communications as well as rural incumbents, such as Frontier Communications. These competitors are substantially larger and better capitalized than we are and have the advantage of a large existing customer base. In addition, many users of traditional phone service who might otherwise switch to our service may believe that they cannot cancel their traditional phone service without also losing their broadband DSL service. While a majority of broadband users today subscribe to cable modem service, recent trends suggest that DSL providers are gaining broadband market share. Others are not willing to install a Vonage-enabled device, accept the limitations of our emergency calling service or forgo service during power outages. Before subscribing to our service, a substantial majority of our new customers must first decide to terminate their service from their incumbent telephone company or pay for our service in addition to their existing service.

In many cases, we charge prices that are significantly lower than prices charged by the incumbent phone companies. We believe that we currently compete successfully with the incumbent phone companies on the basis of the features we offer that they do not (such as area code selection and virtual phone numbers) and features we offer at no extra charge. However, the ability of telephone companies to offer DSL last mile connections has significantly enhanced their ability to compete with us on the basis of price and features.

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

The incumbent phone companies, as well as the cable companies, have long-standing relationships with regulators, legislators, lobbyists and the media. This can be an advantage for them because legislative, regulatory or judicial developments in our rapidly evolving industry could have a negative impact on us.

Cable companies

These competitors include companies such as Cablevision, Comcast Corporation, Cox Communications and Time Warner Cable (a division of Time Warner Inc.). Cable companies have significant financial resources and have made and are continuing to make substantial investments in delivering broadband Internet access and phone service to their customers. Providing Internet access and cable television to many of our existing and potential customers allows them to engage in highly targeted, low-cost direct marketing and may enhance their image as trusted providers of services.

Cable companies are also aggressively using their existing customer relationships to bundle services. For example, they bundle Internet access, cable television and phone service with an implied price for the phone service that may be significantly below ours. They are able to advertise on their local access channels with no significant out-of-pocket cost and through mailings in bills with little marginal cost. They also receive advertising time as part of their relationships with television networks, and they are able to use this time to promote their telephone service offerings.

Many cable companies send technicians to customers’ premises to initiate service. Although this is expensive, it also can be more attractive to customers than installing their own router. In addition, these technicians may install an independent source of power, which can give customers assurance that their phone service will not be interrupted during power outages.

Cable companies’ ownership of Internet connections to our customers could enable them to detect and interfere with the completion of our customers’ calls. While we are not aware of any occurrence, it is unclear whether current regulations would permit these companies to degrade the quality of, give low priority to or block entirely the information packets and other data we transmit over their lines. In addition, these companies may attempt to charge their customers more for using our services. This could also apply to phone companies that connect our customers to the Internet.

We believe our ability to successfully compete with cable companies is enhanced by the features we offer that cable companies do not offer (such as portable service and wide choice of area codes) and because our national presence makes us more attractive to national retail outlets and allows us to more efficiently purchase national advertising.

Wireless telephone companies

We also compete with wireless phone companies, such as AT&T, Sprint, T-Mobile and Verizon Wireless. Some consumers use wireless phones, instead of VoIP phones, as a replacement for a wireline phone. Also, wireless phone companies increasingly are providing wireless broadband Internet access to their customers and may in the future offer VoIP to their customers. As wireless providers offer more minutes at lower prices and companion landline alternative services, their services have become more attractive to households as a competing replacement for wireline service. Wireless telephone companies have a strong retail presence and have significant financial resources.

Alternative voice communication providers

We also compete against established alternative voice communication providers, such as Skype (a service of eBay Inc.), magicJack and independent VoIP service providers. Some of these service providers have chosen to sacrifice revenue in order to gain market share and have offered their services at lower prices or for free. Google Inc., Microsoft Corporation and Yahoo! Inc. also offer free instant messaging services that are voice enabled.

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

EMPLOYEES

As of December 31, 2008, we had 1,491 employees. None of our employees is subject to a collective bargaining agreement.

AVAILABLE INFORMATION

We were incorporated in Delaware in May 2000 and changed our name to Vonage Holdings Corp in February 2001. We maintain a website with the address www.vonage.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Other than an investor’s own Internet access charges, we make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we have electronically filed such material with, or furnished such material to, the Securities and Exchange Commission.

8	VONAGE ANNUAL REPORT 2008

CERTIFICATIONS

Our Chief Executive Officer and Chief Financial Officer have provided the certifications required by Rule 13a-14(a) under the Securities Exchange Act of 1934, copies of which are filed as exhibits to this Annual Report on Form 10-K. In addition, an annual chief executive officer certification was submitted by our then Interim Chief Executive Officer to the New York Stock Exchange on June 3, 2008 in accordance with the New York Stock Exchange listing requirements.

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

On November 3, 2008, we consummated a financing consisting of (i) a $130,300 senior secured first lien credit facility (the “First Lien Senior Facility”), (ii) a $72,000 senior secured second lien credit facility (the “Second Lien Senior Facility”) and (iii) the sale of $18,000 of our 20% senior secured third lien notes due 2015 (the “Convertible Notes” and collectively, the “Financing”). The First Lien Senior Facility, the Second Lien Senior Facility and the Note Purchase Agreement governing the Convertible Notes contain various covenants and other restrictions that limit our ability and/or the ability of certain of our subsidiaries to engage in specified types of transactions. These covenants and other restrictions may under certain circumstances limit, but not necessarily preclude, our and certain of our subsidiaries’ ability to, among other things:

>	incur, prepay, refinance or modify indebtedness;
>	create liens;
>	pay dividends on or repurchase our capital stock or make other restricted payments;
>	make investments;
>	enter into acquisitions, sales and mergers;
>	enter into sale and leaseback transactions;
>	amend our organizational documents, or amend, modify or waive litigation settlements, key employment agreements or other material contracts;
>	incur marketing expenses in excess of specified thresholds;
>	change the nature of our business or enter into additional lines of business; and
>	enter into transactions with our stockholders and affiliates.

Under the Financing agreements, we are required to maintain a specified minimum fixed charge coverage ratio, maximum leverage ratio and senior secured debt leverage ratio. In addition, these agreements require us to maintain minimum levels of consolidated adjusted EBIDTA, liquidity and pre-marketing operating income and limit our capital expenditures. Upon the repayment of our obligations under the First Lien Senior Facility and the Second Lien Senior Facility, the covenants will fall-away, but the Note Purchase Agreement for the Convertible Notes will continue to limit our ability to incur indebtedness and make restricted payments. Our ability to comply with such financial and other covenants can be affected by events beyond our control, so we may not be able to comply with these covenants. A breach of any such covenant could result in a default under these agreements. In that case, the lenders and the noteholders could elect to declare due and payable immediately all amounts due under the Financing agreements, including principal, accrued interest, a “make-whole” premium and, in the case of the Convertible Notes, liquidated damages, and may take action to foreclose upon the collateral securing the indebtedness.

If we do not meet the New York Stock Exchange continued listing requirements, our common stock may be delisted.

The New York Stock Exchange (“NYSE”) listing standards require us, among other things, to maintain an average closing price of at least $1.00 per share of common stock and a minimum average global market capitalization of at least $100,000 during any consecutive 30-trading-day period. On October 24, 2008, we were notified by the NYSE that we were not in compliance with the NYSE listing standard relating to minimum average share price. We have notified the NYSE of our intent to cure the deficiency. We must bring our share price and average share price back above $1.00 within six months from the receipt of the NYSE notice, subject to possible extension including for any suspension of the listing standard by the NYSE, to regain compliance with the NYSE’s price condition, or our common stock will be subject to suspension and delisting procedures. During the cure period and subject to compliance with NYSE’s other continued listing standards, our common stock will continue to be listed on the NYSE.

On February 9, 2009, we were notified by the NYSE that we had fallen below the NYSE’s continued listing standard relating to minimum average global market capitalization. We subsequently notified the NYSE that we will submit a plan within 45 days from the receipt of the NYSE notice that demonstrates our ability to regain compliance within 18 months. Upon receipt of this plan, the NYSE has 45 calendar days to review and determine whether we have made a reasonable demonstration of our ability to come into conformity with the relevant standards within the 18 month period. The NYSE will either accept the plan, at which time we will be subject to ongoing monitoring for compliance with this plan, or the NYSE will not accept the plan and we will be subject to suspension and delisting proceedings.

A delisting of our common stock could negatively impact us by: (i) reducing the liquidity and market price of our common stock; (ii) reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; (iii) limiting our ability to use a registration statement to offer and sell freely tradable securities, thereby preventing us from accessing the public capital markets; (iv) impairing our ability to provide equity incentives to our employees and (v) causing an increase in the conversion rate under the Convertible Notes, resulting in the issuance of additional shares upon conversion. A delisting of our common stock is not an event of default under the documents governing our senior credit facilities and Convertible Notes.

If we are unable to compete successfully, we could lose market share and revenue.

The telecommunications industry is highly competitive. We face intense competition from traditional telephone companies,

10	VONAGE ANNUAL REPORT 2008

wireless companies, cable companies and alternative voice communication providers. Our principal competitors are the traditional telephone service providers, including AT&T, Qwest Communications and Verizon Communications, and rural incumbents such as Frontier Communications, which provide telephone service based on the public switched telephone network. Some of these traditional providers also have added VoIP services to their existing telephone and broadband offerings. We also face competition from cable companies, such as Cablevision, Comcast Corporation, Cox Communications, and Time Warner Cable (a division of Time Warner Inc.), which have added VoIP services to their existing cable television, voice and broadband offerings. Further, as wireless providers, including AT&T, Sprint, T-Mobile and Verizon Wireless, offer more minutes at lower prices and companion landline alternative services, their services have become more attractive to households as a replacement for wireline service.

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

We also compete against established alternative voice communication providers, such as Skype (a service of eBay Inc.), magicJack and independent VoIP service providers. Some of these service providers may choose to sacrifice revenue in order to gain market share and have offered their services at lower prices or for free. Google Inc., Microsoft Corporation and Yahoo! Inc. also offer free instant messaging services that are voice enabled. In order to compete with such service providers, we may have to reduce our prices, which would delay or prevent our profitability.

We also are subject to the risk of future disruptive technologies. If new technologies develop that are able to deliver competing voice services at lower prices, better or more conveniently, it could have a material adverse effect on us.

Current economic conditions may adversely affect our industry, business and results of operations.

The United States economy is currently undergoing a period of slowdown and very high volatility and the future economic environment may continue to be less favorable than that of recent years. A substantial portion of our revenues comes from residential and small office and home office customers whose spending patterns may be affected by prevailing economic conditions. While we believe that the weakening economy had a modest effect on our net subscriber additions and ability of our customers to pay us during recent months, if these economic conditions continue to deteriorate, the growth of our business and results of operations may be more impacted. Economic conditions may cause more households to rely solely on a mobile phone for home telecommunications and eliminate landline connections. In addition, reduced consumer spending may drive us and our competitors to offer certain services at promotional prices, which could have a negative impact on our operating results.

A higher rate of customer terminations would negatively affect our business by reducing our revenue or requiring us to spend more money to grow our customer base.

Our rate of customer terminations, or average monthly customer churn, was 3.1% for the year ended December 31, 2008. During that period, 816,661 of our customers terminated. In the fourth quarter of 2008, our average monthly customer churn was 2.9%. Our churn rate could increase in the future if customers are not satisfied with the quality and reliability of our network, products and core operational platforms and our customer service. Other factors, including increased competition from other providers, disruptive technologies, general economic conditions and our ability to properly activate and register new customers on the network, also influence our churn rate.

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

We have incurred losses since our inception, and we may continue to incur losses in the future. For the period from our inception through December 31, 2008, our accumulated deficit was $1,052,861. For the year ended December 31, 2008, our net loss was $64,576. Our net losses initially were driven primarily by start-up costs and the cost of developing our technology and later by patent litigation settlements and marketing expenses. Most recently, our net losses have been driven principally by marketing expenses and investments in research and development and customer care. We will also incur increased interest expense as a result of the Financing that we completed in November 2008. In the past, we projected that we would generate net income during future periods, but then generated a net loss. Although we believe we will achieve profitability in the future, we ultimately may not be successful and we may never achieve profitability.

If we require additional capital, we may not be able to obtain additional financing on favorable terms or at all.

We may need to pursue additional financing to respond to new competitive pressures, pay extraordinary expenses such as litigation settlements or judgments or respond to opportunities to develop or acquire complementary businesses or technologies. Because of our significant losses to date and our limited tangible assets, we do not fit traditional credit lending criteria, which, in particular, could make it difficult for us to obtain loans or to access the capital markets. In addition, the credit documentation for our recent financing contains affirmative and negative covenants that affect, and in many respects may significantly limit or prohibit, among other things, our and certain of our subsidiaries’ ability to incur, prepay, refinance or modify indebtedness and create liens.

We are and in the future may be subject to damaging and disruptive intellectual property litigation that could materially and adversely affect our business, results of operations and financial condition, as well as the continued viability of our company.

We have received notice that certain patents of a third party may be relevant to our business and we are named as a defendant in a suit that relates to patent infringement. See “Item 3. – Legal Proceedings – IP Matters.” In addition, we have been subject to other infringement claims in the past, including suits that we settled for a total of $243,825 with Verizon, Sprint, AT&T, Nortel Networks and others, and, given the rapid technological change in our industry and our continual development of new products and services, we may be subject to infringement claims in the future. We may be unaware of filed patent applications and issued patents that could include claims covering our products and services.

Parties making claims of infringement may be able to obtain injunctive or other equitable relief that could effectively block our ability to provide our services and could cause us to pay substantial royalties, licensing fees or damages. The defense of any lawsuit could divert management’s efforts and attention from the ordinary business operations and result in time-consuming and expensive litigation, regardless of the merits of such claims. These outcomes may:

>	result in the loss of a substantial number of existing customers or prohibit the acquisition of new customers;

>

lead to an event of default under the terms of our Financing documents, which could permit the lenders and noteholders to declare due and payable immediately all amounts due under the Financing agreements, including principal, accrued interest, a “make-whole” premium and, in the case of the Convertible Notes, liquidated damages and take action to foreclose upon the collateral securing the indebtedness;

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
>

cause our stock price to decline significantly or otherwise cause us to fail to meet the continued listing requirements of the NYSE, which could distract management and result in the delisting of our common stock from the exchange;

>	materially and adversely affect our liquidity, including our ability to pay debts and other obligations as they become due; and

>	lead to our bankruptcy or liquidation.

We are currently subject to securities class action litigations, the unfavorable outcome of which might have a material adverse effect on our financial condition, results of operations and cash flows.

A number of putative class action lawsuits have been filed against us, certain of our officers and directors, and the lead underwriters of our initial public offering, alleging, among other things, securities laws violations. On January 9, 2007, the Judicial Panel on Multidistrict Litigation transferred all complaints to the District of New Jersey. On November 19, 2007, the plaintiffs filed a consolidated Amended Complaint, which generally alleges: (i) we made misstatements regarding subscriber line growth and average monthly churn rate; (ii) we failed to disclose problems with facsimile transmissions and a pending fax litigation case; (iii) we failed to disclose all patent infringement claims and issues; and (iv) that the Directed Share Program suffered from various infirmities. On January 18, 2008, we filed our motions to dismiss the Amended Complaint. Briefing on the matter was completed by April 2, 2008 and the Court heard oral argument on October 10, 2008. The Court has not yet ruled on the motion. We cannot determine the outcome or resolution of these claims or the timing for their resolution. In addition to the expense and burden incurred in defending this litigation and any damages that we may suffer, our management’s efforts and attention may be diverted from the ordinary business operations in order to address these claims. If the final resolution of this litigation is unfavorable to us, our financial condition, results of operations and cash flows may be materially adversely affected if our existing insurance coverage is unavailable or inadequate to resolve the matter.

We may incur significant costs and harm to our reputation from lawsuits and regulatory inquiries related to our business practices, which may also divert the attention of our management from other aspects of our business.

We have been named in several purported class actions in California, New Jersey, and Washington alleging a wide variety of deficiencies with respect to our business practices, marketing disclosures, e-mail marketing and quality issues for both phone and fax service. We have also been subject to periodic regulatory inquiries regarding our business practices, including an ongoing investigation by a group of 28 states’ attorney generals into certain of our business practices for which we have received 22 document requests. Class action litigation and regulatory inquiries of these types are often expensive and time consuming and their outcome may be uncertain.

Any such claims or regulatory inquiries, whether successful or not, could require us to devote significant amounts of monetary or human resources to defend ourselves and could harm our reputation. We may need to spend significant amounts on our legal defense, senior management may be required to divert their attention from other portions of our business, new product

12	VONAGE ANNUAL REPORT 2008

launches may be deferred or canceled as a result of any proceedings, and we may be required to make changes to our present and planned products or services. If, as a result of any proceedings, a judgment is rendered or a decree is entered against us, it may materially and adversely affect our business, financial condition and results of operations and harm our reputation.

Certain aspects of our service are not the same as traditional telephone service, which may limit the acceptance of our services by mainstream consumers and our potential for growth.

For certain users, certain aspects of our service are not the same as traditional telephone service. Our continued growth is dependent on the adoption of our services by mainstream customers, so these differences are important. For example:

>

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

>	Our customers cannot accept collect calls.

>	Our customers cannot call premium-rate telephone numbers such as 1-900 numbers and 976 numbers.

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

Our emergency and E-911 calling services may expose us to significant liability.

The Federal Communications Commission (“FCC”) rules for the provision of 911 service by interconnected VoIP providers, such as the VoIP service we provide, require that for all geographic areas covered by the traditional wireline E-911 network, interconnected VoIP providers must provide E-911 service as defined by the FCC’s rules. Under the FCC’s rules, E-911 service means that interconnected VoIP providers must transmit the caller’s telephone number and registered location information to the appropriate public safety answering point (“PSAP”) for the caller’s registered location. Vonage provides E-911 service, under the FCC’s rules, to approximately 99.1% of its subscriber lines.

The remaining subscriber lines do not have E-911 service for a variety of reasons including refusal by PSAPs to accept VoIP 911 calls, the inability of PSAPs to receive the registered location data from us, and the failure by third party companies with whom we contract to provide aspects of our E-911 service to obtain the necessary access or complete implementation of the necessary interfaces to the traditional wireline E-911 infrastructure. In addition, certain of our services designed to be highly mobile including Vonage SoftPhone service, which is software that enables a customer to make telephone calls from a computer, the Vonage V-Phone, which is a softphone on a USB memory device that enables the user to make telephone calls from any computer to which the V-Phone is connected, and Vonage Companion, which is a softphone that can be loaded on a personal computer, do not provide E-911 service. These services route callers to a national emergency call center that in turns routes the call to the appropriate PSAP.

We could be subject to enforcement action by the FCC for our subscriber lines that do not have E-911 service. This enforcement action could result in significant monetary penalties and restrictions on our ability to offer non-compliant services.

Delays our customers may encounter when making emergency services calls and any inability of a PSAP to automatically recognize the caller’s location or telephone number can have devastating consequences. Customers have attempted, and may in the future attempt, to hold us responsible for any loss, damage, personal injury or death suffered as a result. In July 2008, the New and Emerging Technologies 911 Improvement Act of 2008 became law and provided that interconnected VoIP providers have the same protections from liability for the operation of 911 service as traditional wireline and wireless providers. Limitations on liability for the provision of 911 service are normally governed by state law and these limitations typically are not absolute. Thus, for example, we could be subject to liability for a problem with our 911 service where our failures are greater than mere negligence. It is also unclear under the FCC’s rules whether the limitations on liability would apply to those subscriber lines where Vonage does not provide E-911 service.

Our ability to provide our service is dependent upon third-party facilities and equipment, the failure of which could cause delays or interruptions of our service, damage our reputation, cause us to lose customers and limit our growth.

Our success depends on our ability to provide quality and reliable telephony service, which is in part dependent upon the proper functioning of facilities and equipment owned and operated by third parties and is, therefore, beyond our control. Unlike traditional wireline telephone service or wireless service, our service requires our customers to have an operative broadband Internet connection and an electrical power supply, which are provided by the customer’s Internet service provider and electric utility company, respectively, and not by us. The quality of some broadband Internet connections may be too poor for customers to use our services properly. In addition, if there is any interruption to a customer’s broadband Internet service or electrical power supply, that customer will be unable to make or receive calls, including emergency calls, using our service. We also outsource several of our network functions to third-party providers. For example, we outsource the maintenance of our regional data connection points, which are the facilities at which our network interconnects with the public switched telephone network. If our third-party service providers fail to maintain these facilities properly, or fail to respond quickly to problems, our customers may experience service interruptions. Interruptions in our service caused by third-party facilities have in the past caused and may in the future cause us to lose customers, or cause us to offer substantial customer credits, which could adversely affect our revenue and profitability. If interruptions adversely affect the perceived reliability of our service, we may have difficulty attracting new customers and our brand, reputation and growth will be negatively impacted.

We rely on third parties to provide a portion of our customer service representatives, initiate local number portability for our customers and provide aspects of our E-911 service. If these third parties do not provide our customers with reliable, high-quality service, our reputation will be harmed and we may lose customers.

We offer our customers support 24 hours a day, seven days a week through both our comprehensive online account management website and our toll free number. We rely on multiple third parties outside of the U.S. to provide a portion of the customer service representatives that respond to customer inquiries. These third-party providers generally represent us without identifying themselves as independent parties. A significant portion of customer service representatives that respond to our customers’ inquiries are based in the Philippines. The ability of third party providers to provide these representatives may be disrupted by natural disasters, civil unrest and other adverse events that may impact the Philippines.

We also maintain an agreement with an E-911 provider to assist us in routing emergency calls directly to an emergency service dispatcher at the PSAP in the area of the customer’s registered location and terminating E-911 calls. We also contract with a provider for the national call center that operates 24 hours a day, seven days a week to receive certain emergency calls and with several companies that maintain PSAP databases for the purpose of deploying and operating E-911 services. Interruptions in service from these vendors could cause failures in our customers’ access to E-911 services and expose us to liability and damage our reputation.

We also have agreements with companies that initiate our local number portability, which allow new customers to retain their existing telephone numbers when subscribing to our services.

If any of these third parties do not provide reliable, high-quality service, our reputation and our business will be harmed. In addition, industry consolidation among providers of services to us may impact our ability to obtain these services or increase our expense for these services.

Flaws in our technology and systems could cause delays or interruptions of service, damage our reputation, cause us to lose customers and limit our growth.

Although we have designed our service network to reduce the possibility of disruptions or other outages, our service may be disrupted by problems with our technology and systems, such as malfunctions in our software or other facilities and overloading of our network. Our customers and potential customers subscribing to our services have experienced interruptions in the past and may experience interruptions in the future as a result of these types of problems. Interruptions have in the past and may in the future cause us to lose customers or potential customers and offer substantial customer credits, which could adversely affect our revenue and profitability. During 2008, we had multiple outages that affected groups of customers at various times, some of which affected large groups of customers for several hours. In addition, because our systems and our customers’ ability to use our services are Internet-dependent, our services may be subject to “hacker attacks” from the Internet, which could have a significant impact on our systems and services. If service interruptions adversely affect the perceived reliability of our service, we may have difficulty attracting and retaining customers and our brand reputation and growth may suffer.

Our business may be harmed if we are unable to maintain data security and meet Payment Card Industry data security standards.

We are dependent upon automated information technology processes. Any failure to maintain the security of our data and our employees’ and customers’ confidential information, including via the penetration of our network security and the misappropriation of confidential information, could result in financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs. Any such failure also could put us at a competitive disadvantage and result in deterioration in our employees’ and customers’ confidence in us, which may have a material adverse impact on our business, financial condition and results of operations.

We recently completed the process of upgrading our network, systems and procedures to meet Payment Card Industry (“PCI”) data security standards, which requires periodic audits, including an initial audit that began in late 2008, by independent third parties to assess compliance. PCI data security standards are a comprehensive set of requirements for enhancing payment account data security that was developed by the PCI Security Standards Council including American Express, Discover Financial Services, JCB International, MasterCard Worldwide and VISA Inc., to help facilitate the broad adoption of consistent data security measures. Failure to comply with the security requirements as identified in the initial audit or subsequent audits or rectify a security issue may result in fines. While we believe it is unusual, restrictions on accepting payment cards, including a complete restriction, may be imposed on companies that are not compliant.

Our credit card processors have the ability to take significant holdbacks or increase existing reserves in certain circumstances. The initiation of such holdbacks or increased reserves likely would have a material adverse effect on our liquidity.

Our credit card processors have established reserves to cover any exposure that they may have as we collect revenue in advance of providing services to our customers, which is a customary practice for companies that bill their customers in advance of providing services. As such, we have provided our credit card processors with cash reserves of $22,023 and a cash collateralized letter of credit for $10,413 as of December 31, 2008. Under our credit card processing agreements with our Visa/MasterCard, American Express, Barclays and Discover credit card processors, the credit card processor has the right, in certain circumstances,

14	VONAGE ANNUAL REPORT 2008

including adverse events affecting our business, to impose a holdback of our advanced payments purchased using a Visa/MasterCard, American Express, Barclays or Discover credit card, as applicable, or demand additional reserves or other security. If circumstances were to occur that would allow any of these processors to initiate a holdback or considerably increase reserves, the negative impact on our liquidity likely would be significant. In addition, our Visa/MasterCard credit card processing agreement may be terminated by the credit card processor at its discretion if we are deemed to be financially insecure. As a significant portion of payments to us are made through Visa and MasterCard credit cards, if the credit card processor does not assist in transitioning our business to another credit card processor, the negative impact on our liquidity likely would be significant.

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

It is not clear whether suppliers of broadband Internet access have a legal obligation to allow their customers to access and use our service without interference. As a result of recent decisions by the U.S. Supreme Court and the FCC, providers of broadband services are subject to relatively light regulation by the FCC. Consequently, federal and state regulators might not prohibit broadband providers from limiting their customers’ access to VoIP or otherwise discriminating against VoIP providers. In August 2008, however, the FCC found that it had the authority to order a major cable operator to cease using network management practices that interfered with its broadband service users’ ability to use certain types of applications. The cable operator has sought judicial review of the FCC’s decision. Interference with our service or higher charges for also using our service could cause us to lose existing customers, impair our ability to attract new customers and harm our revenue and growth. These problems could also arise in international markets.

Because much of our potential success and value lies in our use of internally developed systems and software, if we fail to protect them, it could negatively affect us.

Our ability to compete effectively is dependent in large part upon the maintenance and protection of systems and software that we have developed internally based on open standards. While we have three internally developed issued patents, several pending patent applications and acquired three patents from Digital Packet Licensing, Inc., we cannot patent much of the technology that is important to our business. To date, we have relied on copyright, trademark and trade secret laws, as well as confidentiality procedures and licensing arrangements, to establish and protect our rights to this technology. We typically enter into confidentiality or license agreements with our employees, consultants, customers and vendors in an effort to control access to and distribution of technology, software, documentation and other information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use this technology without authorization. Policing unauthorized use of this technology is difficult. The steps we take may not prevent misappropriation of the technology we rely on. In addition, effective protection may be unavailable or limited in some jurisdictions outside the United States, Canada and the United Kingdom. Litigation may be necessary in the future to enforce or protect our rights or to determine the validity and scope of the rights of others. That litigation could cause us to incur substantial costs and divert resources away from our daily business, which in turn could materially adversely affect our business.

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

We identified a material weakness in our internal control over financial reporting which was remediated as of December 31, 2007 and may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements.

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

Our management, after discussions with our audit committee and our independent registered public accounting firm, BDO Seidman LLP, determined that it was necessary to restate our consolidated financial statements for the quarters ended June 30, 2007 and September 30, 2007 in order to correct the amount of stock-based compensation expense recorded by us for those periods. In light of the restatement, we believe that a material weakness existed in the design of our internal control procedures relating to recording stock-based compensation expense, which was remediated as of December 31, 2007.

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

In connection with the Financing, we issued $18,000 aggregate principal amount of Convertible Notes to Silver Point Finance, LLC, certain of its affiliates, other third parties and affiliates of us. If the conversion rights in the Convertible Notes are exercised, the exercising noteholders may obtain a significant equity interest in us and other stockholders may experience significant and immediate dilution. Conversion of the entire $18,000 aggregate principal amount of Convertible Notes at the initial conversion rate would have resulted in an increase of our outstanding common stock from 156,647,943 shares (as of December 31, 2008) to 218,716,909 shares, an approximate 39.6% increase or 28% dilution to our common stockholders.

Jeffrey A. Citron, our founder, Chairman and a significant stockholder, exerts significant influence over us.

As of December 31, 2008, Mr. Citron beneficially owned approximately 36.5% of our outstanding common stock, including outstanding securities convertible into or exercisable for common stock prior to December 31, 2008. As a result, Mr. Citron is able to exert significant influence over all matters presented to our stockholders for approval, including election and removal of our directors and change of control transactions. In addition, as our Chairman, Mr. Citron has and will continue to have significant influence over our strategy and other matters. Mr. Citron’s interests may not always coincide with the interests of other holders of our common stock.

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

16	VONAGE ANNUAL REPORT 2008

>	limit the ability of stockholders to amend our restated certificate of incorporation and second amended and restated bylaws, including supermajority requirements;

>	allow only our board of directors, Chairman of the board of directors or Chief Executive Officer to call special meetings of our stockholders;

>	eliminate the ability of stockholders to act by written consent;

>	require advance notice for stockholder proposals and director nominations;

>	limit the removal of directors and the filling of director vacancies; and

>	establish a classified board of directors with staggered three-year terms.

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

Under our Financing agreements, a “change of control” would result from the occurrence of, among other things:

>	the disposition by Jeffrey A. Citron, our Chairman, or certain of his affiliates of shares of common stock in excess of certain specified amounts;

>

the acquisition by any person or group (other than Mr. Citron and his majority-controlled affiliates or certain investment funds related to New Enterprise Associates) of at least 30% of the voting and/or economic interest of our outstanding common stock on a fully-diluted basis or of the power to elect a majority of our board of directors, if such acquirer also has a greater voting and/or economic interest in our company than Mr. Citron and his majority-owned affiliates;

>

a change in our Chief Executive Officer, unless an interim successor and permanent successor reasonably acceptable to the administrative agent and note agent is appointed within specified time periods; or

>

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

Further, we were named as a defendant in several suits that related to patent infringement and entered into agreements to settle certain of the suits in 2007. Certain terms of those agreements, including licenses and covenants not to sue, will be restricted upon a change of control, which may discourage certain potential purchasers from acquiring us.

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

ITEM 3. Legal Proceedings

Litigation

State Attorney General Proceedings. In 2008, Vonage learned that a group of 28 states’ attorney generals had begun an investigation into certain of our business practices. We have received document requests from 22 of the participating states. The requests seek information that Vonage previously produced to the Wisconsin Attorney General as part of an investigation commenced in November 2007, which consisted of, among other things, sales and retention marketing scripting, advertising disclosures, and information related to our money back guarantee. The most recent requests also seek, among other things, information related to marketing and billing practices, as well as early termination fees. To date, none of the attorney generals have filed a complaint against us or taken other formal action. We are unable to predict whether a formal action will be filed against us. We intend to fully cooperate in the investigation.

IPO Litigation. During June and July 2006, Vonage, several of our officers and directors, and the firms who served as the underwriters in our initial public offering (“IPO”) were named as defendants in several purported class action lawsuits arising out of our IPO. On January 9, 2007, the Judicial Panel on Multidistrict Litigation transferred all complaints to the District of New Jersey. On September 7, 2007, the Court appointed Zyssman Group as the lead plaintiff, and the law firm of Zwerling, Schachter and Zwerling, LLP as lead counsel. On November 19, 2007, the plaintiffs filed the Amended Complaint, which generally alleges: (i) defendants made misstatements regarding subscriber line growth and average monthly churn rate; (ii) defendants failed to disclose problems with facsimile transmissions and a pending fax litigation case; (iii) defendants failed to disclose all patent infringement claims and issues; and (iv) that the Directed Share Program suffered from various infirmities. On January 18, 2008, defendants filed their motions to dismiss the Amended Complaint, and briefing on the matter was completed by April 2, 2008, and the Court heard oral argument on October 10, 2008. The Court has not yet ruled on the motion. The firms who served as underwriters to the IPO, pursuant to an indemnification agreement entered into between us and those firms prior to the IPO have demanded that Vonage reimburse them for the costs and fees incurred by them in defense of the IPO litigation. In addition, three of the firms have demanded that Vonage reimburse them for the costs and fees incurred by them in response to various regulatory inquiries by the Financial Industry Regulatory Authority (formerly the NASD) and the New York Stock Exchange, among other things. Vonage has declined to reimburse these three firms any fees or expenses.

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

18	VONAGE ANNUAL REPORT 2008

seeking transfer and consolidation of the pending actions to a single court for coordinated pretrial proceedings. In an Order dated August 15, 2007, the Panel transferred the pending actions to the United States Court for the District of New Jersey, captioned In re Vonage Marketing and Sales Practices Litigation, MDL No. 1862, Master Docket No. 07-CV-3906 (USDC, D.N.J.). On October 1, 2007, counsel for one group of plaintiffs moved before the Court for Consolidation and Appointment of Co-Lead Counsel of the actions, and requested time to file an Amended Consolidated Complaint. On November 6, 2008 the Court entered an Order Granting Consolidation and Appointment of Co-Lead Counsel, and ordered that a consolidated Complaint be filed within 45 days, which Complaint was filed on December 19, 2008. On February 6, 2009, we filed a Motion to Compel Arbitration.

Nebraska Public Service Commission. On November 15, 2007, the Director of the Nebraska Telecommunications Infrastructure and Public Safety Department of the Nebraska Public Service Commission filed a complaint (the “PSC Complaint”) before the Nebraska Public Service Commission (the “NPSC”) alleging that Vonage is required to contribute to the Nebraska Universal Service Fund (“NUSF”) and has failed to do so. The PSC Complaint seeks an order compelling Vonage to contribute to the NUSF, as well as administrative penalties. Vonage is vigorously defending itself against the PSC Complaint. On December 6, 2007, Vonage filed its answer. On or about December 20, 2007, Vonage also brought a complaint for declaratory and injunctive relief against the NPSC in the United States District Court for the District of Nebraska. On March 3, 2008, the United States District Court for the District of Nebraska issued a Memorandum and Order granting Vonage’s Motion for a Preliminary Injunction and Declaratory Relief. Specifically, the Court enjoined the NPSC from asserting state jurisdiction over Vonage to force Vonage to contribute to the NUSF and found the NPSC’s assertion of state jurisdiction over Vonage to force Vonage to pay into the NUSF is unlawful as preempted by the Federal Communications Commission (“FCC”). On April 1, Nebraska filed a Notice of Appeal to the 8th Circuit Court of Appeals. On April 2, Vonage filed a motion for summary judgment in the district court, arguing the court should grant our permanent injunction. The district court, in a May 9, 2008 order, denied Vonage’s request for summary judgment without prejudice. On December 12, 2008 the 8th Circuit Court of Appeals heard oral argument on the appeal and we are awaiting the Court’s ruling.

New Mexico Public Service Commission. On June 27, 2008, the New Mexico Public Regulation Commission (“NMPRC”) filed a complaint for Declaratory Judgment (“NMPRC Complaint”) in the United States District Court for the District of New Mexico, alleging that Vonage is required to contribute to the New Mexico Universal Service Fund (“NMUSF”) and failed to do so. The NMPRC Complaint seeks an order compelling Vonage to contribute to the NMUSF. Vonage is vigorously defending itself against the NMPRC Complaint. On or about July 21, 2008, Vonage filed a Motion to Dismiss the NMPRC Complaint, and the NMPRC filed a response to the Motion to Dismiss. On November 12, 2008 the Magistrate Judge issued Proposed Findings and Recommended Disposition, recommending that the Company’s Motion to Dismiss be granted. On November 21, 2008, NMPRC filed its objections to the Magistrate’s Judge’s recommended disposition, and on December 11, 2008 the Company filed its response to the NMPRC objections to the Magistrate Judge’s recommendation to dismiss the complaint. On January 28, 2009, the District Court Judge heard oral argument and stayed the litigation pending the 8th Circuit decision in the Nebraska Public Service Commission litigation, referenced above.

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

PC Management. By letter dated February 2, 2009, PC Management, Inc. (“PCM”) provided written notice to us of its intent to arbitrate a dispute concerning PCM’s right to an early termination fee under a Master Services Agreement for mobile services. Although the arbitration proceeding has not commenced, we believe that PCM will claim entitlement to approximately $1,875 in contractual termination fees.

IP Matters

Alcatel-Lucent. On November 4, 2008, Vonage received a letter from Alcatel-Lucent initiating an opportunity for Vonage to obtain a non-exclusive patent license to certain of its patents that may be relevant to Vonage’s business. Vonage is currently analyzing the applicability of such patents to its business. If Vonage determines that these patents are applicable to its business and valid, it may incur expense in licensing them. If Vonage determines that these patents are not applicable to its business or invalid, it may incur expense and damages if there is litigation.

Centre One. On December 5, 2008, Centre One filed a lawsuit against Vonage and its subsidiary Vonage America Inc. in the United States District Court for the Eastern District of Texas alleging that some of Vonage’s products and services are covered by a patent held by Centre One (United States Patent No. 7,068,668) entitled “Method and Apparatus for Interfacing a Public Switched Telephone Network and an Internet Protocol Network for Multi-Media Communication”. The suit also named Verizon Communications Inc. and deltathree Inc. as defendants. Vonage believes Centre One is a firm owned by a sole inventor. Vonage is currently reviewing the validity of the Centre One patent and whether any of Vonage’s products and services are covered by it.

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

Regulation

Telephony services are subject to a broad spectrum of state and federal regulations. Because of the uncertainty over whether VoIP should be treated as a telecommunications or information service, we have been involved in a substantial amount of state and federal regulatory activity. Implementation and interpretation of the existing laws and regulations is ongoing and is subject to litigation by various federal and state agencies and courts. Due to the uncertainty over the regulatory classification of VoIP service, there can be no assurance that we will not be subject to new regulations or existing regulations under new interpretations, and that such change would not introduce material additional costs to our business.

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

The FCC required all interconnected VoIP providers to become fully CALEA compliant by May 14, 2007. To date, we have taken significant steps towards CALEA compliance, which include testing a CALEA solution with the FBI and delivering lawful CALEA requests. We have also implemented alternative solutions that allow CALEA access to call content and call-identifying information. The FCC and law enforcement officials have been advised as to our CALEA progress and our efforts at implementing alternative solutions. We could be subject to an enforcement action by the FCC if our CALEA solution is deemed not fully operational.

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

While this ruling does not exempt us from all state oversight of our service, it effectively prevents state telecommunications regulators from imposing certain burdensome and inconsistent market entry requirements and certain other state utility rules and regulations on our service. State regulators continue to probe the limits of federal preemption in their attempts to apply state telecommunications regulation to interconnected VoIP service. The Nebraska Public Service Commission and New Mexico Public Regulatory Commission cases, discussed above under the Litigation section to this note, are examples of state public utility commission attempts to extend traditional state telecommunications regulation to our service. In these cases, the state public utility commissions are seeking to apply state universal service funding requirements to Vonage. Kansas has also determined that they have jurisdiction to seek state universal service funding from interconnected VoIP providers. Similarly, the Public Utility Commission of Ohio has adopted rules that would apply state fees for Telephone Relay Service to interconnected VoIP service. We expect that state public utility commissions and state legislators will continue their attempts to apply state telecommunications regulations to interconnected VoIP service.

State and Municipal Taxes

For a period of time, we did not collect or remit state or municipal taxes (such as sales, excise, and ad valorem taxes), fees or surcharges (“Taxes”) on the charges to our customers for our services, except that we have historically complied with the New Jersey sales tax. We have received inquiries or demands from a number of state and municipal taxing and 911 agencies seeking payment of Taxes that are applied to or collected from customers of providers of traditional public switched telephone network services. Although we have consistently maintained that these Taxes do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations, a number of states have changed their statutes as part of streamlined sales tax initiatives and we are now collecting and remitting sales taxes in those states. In addition, a few states address how VoIP providers should contribute to support public safety agencies, and in those states we began to remit fees to the appropriate state agencies. We have also contacted authorities in each of the other states to discuss how we can financially contribute to the 911 system. We do not know how all these discussions will be resolved, but there is a possibility that we will be required to pay or collect and remit some or all of these Taxes in the future. Additionally, some of these Taxes could apply to us retroactively. As such, we have a reserve of $2,915 at December 31, 2008 as our best estimate of the potential tax exposure for any retroactive assessment. We believe the maximum estimated exposure for retroactive assessments is $12,056 as of December 31, 2008.

20	VONAGE ANNUAL REPORT 2008

ITEM 4. Submission of Matters to a Vote of Security Holders

On November 3, 2008, a special meeting of stockholders was held to ask stockholders of Vonage Holdings Corp. to approve the issuance of all shares of Vonage common stock that may be issued upon conversion of $18,000 of convertible secured third lien notes that Vonage and Vonage America Inc., one of Vonage’s subsidiaries, issued following the special meeting as co-issuers in a private placement, including shares of Vonage common stock that may be issued to our directors, officers and substantial security holders upon conversion of such notes. The number of votes which the shares of the Company’s stock represented at the special meeting in person or by proxy was 113,800,341, constituting more than a majority of the votes which the outstanding shares of the Company’s common stock were entitled to vote at the special meeting. There were 113,540,680 votes cast in favor, 235,553 votes against and 24,108 votes abstained.

EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

Our executive officers and directors are listed below.

Marc P. Lefar, Director and Chief Executive Officer. Marc P. Lefar, age 45, has been our Chief Executive Officer and a director since July 2008. Prior to joining Vonage, Mr. Lefar was Founder and Principal of Marketing Insights, a technology and media consultancy that he founded in May 2007. Prior to founding that firm, Mr. Lefar served as Chief Marketing Officer of Cingular Wireless from February 2003 to April 2007. Mr. Lefar also served as Executive Vice President, Marketing and Value-Added Services of Cable and Wireless Global from 2000 to 2002. He also held senior leadership roles at Verizon Wireless and GTE Wireless. Mr. Lefar spent the first nine years of his career at Procter & Gamble.

John S. Rego, Executive Vice President, Chief Financial Officer and Treasurer. John S. Rego, age 47, joined Vonage as Chief Financial Officer in July 2002 and manages accounting, finance, planning, taxation and facilities. From 2001 to 2002, Mr. Rego served as Vice President of Finance for business operations at RCN Corporation. From 1998 to 2000, Mr. Rego served in a variety of corporate and operational finance positions at Winstar Communications, including Vice President of Finance for the SME, Internet, Web Hosting and Professional Services divisions. Additionally, Mr. Rego spent over 14 years in practice as a certified public accountant with international CPA firms.

Louis A. Mamakos, Executive Vice President and Chief Technology Officer. Louis A. Mamakos, age 49, has been our Chief Technology Officer since July 2004 and oversees all technology functions at Vonage, which include supervision of all research projects and integration of all technology-based activities into Vonage’s corporate strategy. Prior to joining Vonage, Mr. Mamakos served as a Fellow for Hyperchip, Inc., a start-up that built scaleable, high-performance core routers, from July 2002 to May 2004. Prior to Hyperchip, Mr. Mamakos held various engineering and architecture positions at UUNET Technologies, now known as MCI, from 1993 to May 2002. Prior to UUNET Technologies, Mr. Mamakos spent nearly 12 years as Assistant Manager for Network Infrastructure at the University of Maryland, College Park.

Jamie Haenggi, Chief Marketing Officer. Jamie Haenggi, age 39, has served as Chief Marketing Officer since May 2007 and is responsible for overseeing Marketing, Retail Sales and Corporate Communications. From November 2006 through April 2007, Ms. Haenggi served as Vice President of Customer Life. Prior to joining Vonage, from 1997, Ms. Haenggi served as Vice President of Worldwide Marketing for ADT Security Services and various other sales and marketing operational roles. Ms. Haenggi’s experience in the home security and protection industry also includes tenure as the head of marketing and acquisition integration at Holmes Protection and as the Director of National Guardian’s International Division.

Jeffrey A. Citron, Director, Chairman. Jeffrey A. Citron, age 38, has been the Chairman of our board of directors since January 2001. Mr. Citron was also our Chief Executive Officer from January 2001 through February 2006. He served as our Chief Strategist from February 2006 to July 2008 and assumed the additional role of Interim Chief Executive Officer from April 2007, upon the resignation of Vonage’s prior Chief Executive Officer, until July 2008. In 1995, Mr. Citron founded The Island ECN, a computerized trading system designed to automate the order execution process. Mr. Citron became the Chairman and CEO of Datek Online Holdings Corp. in February 1998 and departed The Island ECN and Datek Online Holdings Corp. in October 1999.

Peter Barris, Director. Peter Barris, age 57, joined our board of directors in September 2004. Mr. Barris has served as Managing General Partner of New Enterprise Associates, LLC, or NEA, since 1999. He has been with NEA since 1992, and he serves as either an executive officer or General Partner of various NEA entities. Mr. Barris serves on the boards of directors of Innerworkings, Inc., Neutral Tandem, Inc. and the Mid-Atlantic Venture Association, as well as several private companies in the NEA portfolio. Mr. Barris is a member of the Board of Trustees of Northwestern University and the Board of Overseers of Tuck School at Dartmouth College.

Morton David, Director. Morton David, age 72, joined our board of directors in August 2001. Mr. David served as the Chairman and Chief Executive Officer of Franklin Computer Corporation (later Franklin Electronic Publishers, Inc.) from 1983 to 1998. Mr. David previously served on the board of directors of Datek Online Holdings Corp. from 1998 until its acquisition by Ameritrade Holdings in 2002 and on the board of directors of Sharper Image Corporation from 1998 until 2008.

Michael Krupka, Director. Michael Krupka, age 43, joined our board of directors in July 2007. Mr. Krupka has served as Managing Director of Bain Capital Ventures since its founding in 2000. Prior to Bain Capital Ventures, Mr. Krupka was a Managing Director and Principal with the Private Equity Group of Bain Capital Partners, LLC from 1994 to 2000, during which time he focused on technology and technology-driven companies, including software, hardware, database and telecommunication services. Earlier at Bain Capital Partners, LLC, from 1991 to 1994, Mr. Krupka was a Principal of Information Partners, a fund focused on early-stage information technology investing. Prior to Bain Capital Partners, LLC, Mr. Krupka was a consultant with

Bain & Company. Mr. Krupka serves on the board of directors of a number of privately held companies.

J. Sanford Miller, Director. J. Sanford (Sandy) Miller, age 59, joined our board of directors in January 2004. Mr. Miller is a General Partner in Institutional Venture Partners, or IVP, which he joined in April 2006. Prior to joining IVP, Mr. Miller was a Senior Partner at 3i, which he joined in 2001. Prior to joining 3i, Mr. Miller co-founded Thomas Weisel Partners in 1998, where he was a Member of the Executive Committee, Chief Administrative and Strategic Officer and Co-Director of Investment Banking. From 1990 to 1998, Mr. Miller was a Senior Partner at Montgomery Securities, where he led the technology and healthcare groups. Mr. Miller serves on the Board of Visitors of the Stanford University School of Law. Mr. Miller is our Lead Independent Director.

Jeffrey J. Misner, Director. Jeffrey Misner, age 55, joined our board of directors in March 2008. Mr. Misner served as Executive Vice President and Chief Financial Officer of Continental Airlines, Inc. from August 2004 until his retirement in August 2008. Mr. Misner joined Continental Airlines, Inc. in 1995 and previously served in various capacities, most recently as Senior Vice President and Chief Financial Officer.

Governor Thomas J. Ridge, Director. Governor Thomas J. Ridge, age 63, joined our board of directors in August 2005. Governor Ridge has served as President and Chief Executive Officer of Ridge Global, LLC, a global strategic consulting company since July 2006. From April 2005 to July 2006, he was President and Chief Executive Officer of Thomas Ridge LLC. From January 2003 to January 2005, Governor Ridge served as the Secretary of the United States Department of Homeland Security. From 2001 through 2002, Governor Ridge served as the Special Assistant to the President for Homeland Security, an Executive Office created by President Bush in October 2001. Governor Ridge served as Governor of the Commonwealth of Pennsylvania for two terms from 1995 through 2001 and was a member of the U.S. House of Representatives from 1983 through 1995. Governor Ridge currently serves on the boards of directors of The Hershey Company and Exelon Corporation.

John J. Roberts, Director. John J. Roberts, age 64, joined our board of directors in August 2004. Mr. Roberts served as Global Managing Partner for PricewaterhouseCoopers LLP from 1998 until his retirement in June 2002. From 1994 to 1998, Mr. Roberts served as Chief Operating Officer of Coopers & Lybrand, which merged with Price Waterhouse in 1998. He currently serves on the boards of directors and audit committees of Armstrong World Industries, Inc. and Safeguard Scientifics, Inc. and the board of trustees and audit committee of the Pennsylvania Real Estate Investment Trust. He is a Member of the American Institute of Certified Public Accountants.

22	VONAGE ANNUAL REPORT 2008

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

	Price Range of Common Stock
	High	Low
2008
Fourth quarter	$1.32	$0.57
Third quarter	$1.96	$0.90
Second quarter	$2.05	$1.66
First quarter	$2.43	$1.69
2007
Fourth quarter	$2.70	$0.96
Third quarter	$3.19	$0.89
Second quarter	$4.43	$2.83
First quarter	$7.01	$2.98

Holders

At January 31, 2009, we had approximately 198 stockholders of record. This number does not include beneficial owners whose shares are held in street name.

Dividends

We have never paid cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock for at least the next 12 months. We intend to retain all of our earnings, if any, for general corporate purposes, and, if appropriate, to finance the expansion of our business.

Use of Proceeds from Initial Public Offering

On May 23, 2006, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File No. 333-131659) relating to our IPO. After deducting underwriting discounts and commissions and other offering expenses, our net proceeds from the offering equaled approximately $491,144, which includes $1,896 of costs incurred in 2005. We have invested the net proceeds of the offering in short-term, interest bearing securities pending their use to fund our expansion, including funding marketing expenses and operating losses. Except for payments in connection with IP litigation settlements and debt repayment, there has been no material change in our planned use of proceeds from our IPO as described in our final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b). We did not use any of the net proceeds from the IPO until after the year ended December 31, 2006. Through the year ended December 31, 2008, we used $418,881 of the net proceeds from the IPO to fund operating activities of $270,926 including $212,225 for IP litigation settlements, $40,327 to pay noteholders of our previously issued convertible notes, $26,799 for debt related costs related to the Financing and $80,829 for capital expenditures, software development and patent purchases.

Stock Performance Graph

The graph below compares the cumulative total return of our common stock between May 24, 2006 (the date of our IPO) and December 31, 2008, with the cumulative total return of (1) the S&P 500 Index, (2) the NASDAQ Telecom Index and (3) the NYSE Composite Index. This graph assumes the investment of $100 on May 24, 2006 in our common stock, the S&P 500 Index, the NASDAQ Telecom Index and the NYSE Composite Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on May 24, 2006 was the closing sales price of $14.85 per share.

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

COMPARISON OF THE CUMULATIVE TOTAL RETURN ON COMMON STOCK BETWEEN MAY 24, 2006 AND DECEMBER 31, 2008

Among Vonage Holdings Corp., the S&P 500 Index, the NASDAQ Telecom Index and the NYSE Composite Index

	December 31,
	2006	2007	2008
Vonage Holdings Corp.	$46.73	$15.49	$4.44
S&P 500 Index	$112.69	$116.67	$71.77
NASDAQ Telecom Index	$115.53	$126.13	$71.91
NYSE Composite Index	$113.35	$120.80	$71.40

24	VONAGE ANNUAL REPORT 2008

ITEM 6. Selected Financial Data

The following table sets forth our selected historical financial information. The statement of operations and cash flow data for the years ended December 31, 2008, 2007 and 2006 and the balance sheet data as of December 31, 2008 and 2007 are derived from our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The statement of operations and cash flow data for the years ended December 31, 2005 and 2004 and the balance sheet data as of December 31, 2006, 2005 and 2004 are derived from our audited consolidated financial statements and related notes not included in this Annual Report on Form 10-K. The results included below and elsewhere are not necessarily indicative of our future performance. You should read this information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	For the Years Ended December 31,
(in thousands, except per share amounts)	2008	2007	2006	2005	2004
Statement of Operations Data:
Operating Revenues:
Telephony services	$865,765	$803,522	$581,806	$258,165	$75,864
Customer equipment and shipping	34,355	24,706	25,591	11,031	3,844
	900,120	828,228	607,397	269,196	79,708
Operating Expenses:
Direct cost of telephony services(1)	226,210	216,831	171,958	84,050	23,209
Royalty	–	32,606	51,345	–	–
Total direct cost of telephony services	226,210	249,437	223,303	84,050	23,209
Direct cost of goods sold	79,382	59,117	62,730	40,441	18,878
Selling, general and administrative	298,985	461,768	272,826	154,716	49,186
Marketing	253,370	283,968	365,349	243,404	56,075
Depreciation and amortization	48,612	35,718	23,677	11,122	3,907
	906,559	1,090,008	947,885	533,733	151,255
Loss from operations	(6,439)	(261,780)	(340,488)	(264,537)	(71,547)
Net loss	$(64,576)	$(267,428)	$(338,573)	$(261,334)	$(69,921)
Net loss per common share calculation:
Net loss	$(64,576)	$(267,428)	$(338,573)	$(261,334)	$(69,921)
Imputed dividend on preferred shares	–	–	–	(605)	–
Net loss attributable to common shareholders	$(64,576)	$(267,428)	$(338,573)	$(261,939)	$(69,921)
Net loss per common share:
Basic and diluted	$(0.41)	$(1.72)	$(3.59)	$(189.67)	$(51.41)
Weighted-average common shares outstanding:
Basic and diluted	156,258	155,593	94,207	1,381	1,360
Statement of Cash Flow Data:
Net cash provided by (used in) operating activities	$655	$(270,926)	$(188,898)	$(189,765)	$(38,600)
Net cash provided by (used in) investing activities	40,486	131,457	(210,798)	(154,638)	(73,707)
Net cash provided by (used in) financing activities	(65,470)	245	477,429	434,006	141,094

	December 31,
(dollars in thousands)	2008	2007	2006	2005	2004
Balance Sheet Data (at period end):
Cash, cash equivalents and marketable securities	$46,134	$151,484	$499,736	$266,379	$105,768
Property and equipment, net	98,292	118,666	128,247	101,184	14,753
Restricted cash	39,585	38,928	8,042	7,453	182
Total assets	336,905	462,297	757,524	446,562	136,493
Total debt, net of discount	194,050	253,320	253,430	247,958	–
Capital lease obligations	22,199	23,235	24,255	22,431	–
Total liabilities	427,647	537,424	574,323	426,620	51,045
Total redeemable preferred stock	–	–	–	388,427	192,521
Total stockholders’ equity (deficit)	(90,742)	(75,127)	183,201	(368,485)	(107,073)
(1)	Excludes depreciation and amortization of $20,254 for 2008, $18,434 for 2007, $12,715 for 2006, $6,671 for 2005, and $2,519 for 2004.

26	VONAGE ANNUAL REPORT 2008

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

OVERVIEW

We are a leading, pure-play provider of broadband telephone services to residential and small office and home office customers with over 2.6 million subscriber lines as of December 31, 2008. While customers in the United States represented 95% of our subscriber lines in 2008, we continue to serve customers internationally with services in Canada and the United Kingdom.

Our service is portable and we enable our customers to make and receive phone calls with a telephone almost anywhere a broadband Internet connection is available. We transmit these calls using Voice over Internet Protocol, or VoIP, technology, which converts voice signals into digital data packets for transmission over the Internet. At a cost effective rate, each of our calling plans provides a number of basic features typically offered by traditional telephone service providers, plus a wide range of enhanced features that we believe differentiate our service and offer an attractive value proposition to our customers. We also offer a number of premium services for additional costs.

Vonage has developed both a direct sales channel, as represented by web sites and toll free numbers, and a retail distribution channel through national retailers including Best Buy and Wal-Mart. The direct and retail distribution channels are supported through highly integrated advertising campaigns across multiple media such as online, television, direct mail, alternative media, telemarketing, partner marketing and customer referral programs.

Our primary source of revenue is subscription fees that we charge customers for our service plans, primarily on a monthly basis. We also generate revenue from the sale of devices that connect a customer’s phone to the Internet, for international calls customers make that are not included in their service plan, for additional features that customers add to their service plans and through activation fees we charge customers to activate their service.

Trends in Our Industry and Key Operating Data A number of trends in our industry have a significant effect on our results of operations and are important to an understanding of our financial statements. Also, the table below includes key operating data that our management uses to measure the growth and operating performance of our business:

	For the Years Ended December 31,
	2008	2007	2006
Gross subscriber line additions	952,014	1,153,218	1,470,138
Net subscriber line additions	26,929	356,116	955,073
Subscriber lines (at period end)	2,607,156	2,580,227	2,224,111
Average monthly customer churn	3.1%	2.8%	2.5%
Average monthly revenue per line	$28.92	$28.73	$28.98
Average monthly telephony services revenue per line	$27.82	$27.87	$27.76
Average monthly direct cost of telephony services per line	$7.27	$7.52	$8.20
Marketing costs per gross subscriber line addition	$266.14	$246.24	$248.51
Employees (excluding temporary help) (at period end)	1,491	1,543	1,790

Broadband adoption. The number of U.S. households with broadband Internet access has grown significantly. We expect this trend to continue. We benefit from this trend because our service requires a broadband Internet connection and our potential addressable market increases as broadband adoption increases.

Changing competitive landscape. We are facing increasing competition from other companies that offer multiple services such as cable television, video services, voice and broadband Internet service. These competitors are offering VoIP or other voice services as part of a bundle, in which they offer voice services at a lower price than we do to new subscribers. In addition, we believe several of these competitors are working to develop new integrated offerings that we cannot provide and that could make their services more attractive to customers. For example, as wireless providers offer more minutes at lower prices and companion landline alternative services, their services have become more attractive to households as a replacement for wireline service. We also compete against established alternative voice communication providers and independent VoIP service providers. Some of these service providers may choose to sacrifice revenue in order to gain market share and have offered their services at lower prices or for free.

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

Subscriber lines. Our subscriber lines include, as of a particular date, all subscriber lines from which a customer can make an outbound telephone call on that date. Our subscriber lines include fax lines and SoftPhones but do not include our virtual phone numbers or toll free numbers, which only allow inbound telephone calls to customers. In 2008, we added 26,929 net subscriber lines and had a total of 2,607,156 subscriber lines as of December 31, 2008. In the fourth quarter of 2008, we had a net loss of 14,744 subscriber lines.

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

Our average monthly customer churn was 3.1% for 2008 compared to 2.8% for 2007. We believe this increase was driven, in part, by inconsistent user experience with our service, quality of our service, increased competition and the impact of worsening economic conditions. In the fourth quarter of 2008, our average monthly customer churn was 2.9%. As part of our effort to improve customer satisfaction and increase retention, in the fourth quarter of 2006 and the second quarter of 2007, we extended our customer grace period for non-payment in order to better resolve customer accounts that may be past due. These extensions had a one-time positive impact of 10 basis points and 20 basis points on our average monthly customer churn for the fourth quarter 2006 and the second quarter 2007, respectively. We did not extend our customer grace period in 2008. We monitor churn on a daily basis and use it as an indicator of the level of customer satisfaction. Other companies may calculate churn differently, and their churn data may not be directly comparable to ours. Customers who have been with us for a year or more tend to have a significantly lower churn rate than customers who have not. Our churn will fluctuate over time due to increased competitive pressures, market place perception of our services and our ability to provide high quality customer care and network quality and add future innovative products and services.

Average monthly revenue per line. Average monthly revenue per line for a particular period is calculated by dividing our total revenue for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. The simple average number of subscriber lines for the period is the number of subscriber lines on the first day of the period, plus the number of subscriber lines on the last day of the period, divided by two. Our average monthly revenue per line increased slightly to $28.92 for 2008 compared to $28.73 for 2007, reflecting an increase in the dollar value of customer equipment sales including sales in the retail channel for replacement devices or upgrades that do not yield a new activation and a benefit from the reduction in the period over which activation fees are amortized partially offset by an increase in credits, promotions and bad debt. While we continue to expect stability in our pricing environment, in the fourth quarter we increased the price of our Residential Basic 500 offering to $17.99 from $14.99. Customers on this plan represent roughly 20% of total lines. We believe we may see a minor increase in the level of customer churn for these plans once all customers receive their revised billing.

Average monthly telephony services revenue per line. Average monthly telephony services revenue per line for a particular period is calculated by dividing our total telephony services revenue for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. Our average monthly telephony services revenue per line was $27.82 for 2008 compared with $27.87 for 2007 due to an increase in credits including promotions and bad debt partially offset by a benefit from the reduction in the period over which activation fees are amortized.

Average monthly direct cost of telephony services per line. Average monthly direct cost of telephony services per line for a particular period is calculated by dividing our direct cost of telephony services for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. We use the average monthly direct cost of telephony services per line to evaluate how effective we are at managing our costs of providing service. Our average monthly direct cost of telephony services per line decreased from $7.52 for 2007 to $7.27 for 2008, primarily due to lower termination costs in 2008.

Marketing cost per gross subscriber line addition. Marketing cost per gross subscriber line addition is calculated by dividing our marketing expense for a particular period by the number of gross subscriber line additions during the period. Marketing expense does not include the cost of certain customer acquisition activities, such as rebates and promotions, which are accounted for as an offset to revenues, or customer equipment subsidies, which are accounted for as direct cost of goods sold. As a result, it does not represent the full cost to us of obtaining a new customer. Our marketing cost per gross subscriber line addition increased to $266.14 for 2008 from $246.24 in 2007 and to $309.10 in the fourth quarter of 2008 from $223.06 in the fourth quarter of 2007, primarily due to a reduction in gross subscriber line additions.

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

28	VONAGE ANNUAL REPORT 2008

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

Telephony services revenue. Substantially all of our operating revenues are telephony services revenue. In the United States, we offer three residential plans, “Residential Premium Unlimited”, “VonagePro” and “Residential Basic 500,” and two small office and home office plans, “Small Business Unlimited” and “Small Business Basic.” Each of our unlimited plans offers unlimited domestic calling as well as unlimited calling to Puerto Rico, Canada and selected European countries, subject to certain restrictions, and each of our basic plans offers a limited number of domestic calling minutes per month. Also, we currently offer international calling plans that are bundled with our Residential Premium Unlimited plan where a customer can make calls to a chosen international region. Under our basic plans, we charge on a per minute basis when the number of domestic calling minutes included in the plan is exceeded for a particular month. International calls (except for calls to certain European countries under our unlimited plans and a variety of countries under international calling plans) are charged on a per minute basis. These per minute fees are not included in our monthly subscription fees. We offer similar plans in Canada and the United Kingdom.

We derive most of our telephony services revenue from monthly subscription fees that we charge our customers under our service plans. We also offer residential fax service, virtual phone numbers, toll free numbers and other services, for each of which we charge an additional monthly fee. One business fax line is included with each of our two small office and home office plans, but we charge monthly fees for additional business fax lines. We automatically charge these fees to our customers’ credit cards, debit cards and electronic check payments, or ECP, monthly in advance. We also automatically charge the per minute fees not included in our monthly subscription fees to our customers’ credit cards, debit cards or ECP monthly in arrears unless they exceed a certain dollar threshold, in which case they are charged immediately.

By collecting monthly subscription fees in advance and certain other charges immediately after they are incurred, we are able to reduce the amount of accounts receivable that we have outstanding, thus allowing us to have lower working capital requirements. Collecting in this manner also helps us mitigate bad debt losses, which are recorded as a reduction to revenue. If a customer’s credit card, debit card or ECP is declined, we generally suspend international calling capabilities as well as the customer’s ability to incur domestic usage charges in excess of their plan minutes. Historically, in most cases, we are able to correct the problem with the customer within the current monthly billing cycle. If the customer’s credit card, debit card or ECP could not be successfully processed during three billing cycles (i.e. the current and two subsequent monthly billing cycles), we terminate the account.

We also generate revenue by charging a fee for activating service. We charge an activation fee to our direct channel customers, or those customers who purchase equipment directly from us and to our retail channel customers, or customers who purchase equipment from retail stores. In 2007, for our direct channel customers, activation fees, together with the related customer acquisition amounts for equipment, were deferred and amortized over the estimated average customer relationship period of 60 months. In 2007, for our retail channel customers, rebates and retailer commissions up to but not exceeding the activation fee, were also deferred and amortized over the estimated average customer relationship period of 60 months. Starting January 1, 2008, due to the increase in churn, the customer relationship period was reduced to 48 months for both the direct and retail channel. The amortization of deferred customer equipment expense is recorded to direct cost of goods sold. The amortization of deferred rebates is recorded as a reduction to telephony services revenue. The amortization of deferred retailer commissions is recorded as marketing expense. The impact of this change was not material to the consolidated results of operations. For 2009, the average customer relationship period will be further reduced to 44 months based upon further analysis of historical trends.

In the United States, we charge regulatory recovery fees on a monthly basis to defray the costs associated with regulatory consulting and compliance as well as related litigation, E-911 compliance and to cover taxes that we are charged by the suppliers of telecommunications services. In addition, we charge customers Federal Universal Service Fund, or USF, and related fees, which fees we record as revenue.

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

Total Direct cost of telephony services. Total direct cost of telephony services primarily consists of fees that we pay to third parties on an ongoing basis in order to provide our services. These fees include:

>

Access charges that we pay to other telephone companies to terminate domestic and international calls on the public switched telephone network. These costs represented approximately 42% and 40% of our total direct cost of telephony services for 2008 and 2007, respectively, with a portion of these payments ultimately being made to incumbent telephone companies. When a Vonage subscriber calls another Vonage subscriber, we do not pay an access charge.

>

The cost of leasing internet transit services from multiple internet service providers. This internet connectivity is used to carry VoIP session initiation signaling and packetized audio media between our subscribers and our regional data centers.

>	The cost of leasing from other telephone companies the telephone numbers that we provide to our customers. We lease these telephone numbers on a monthly basis.
>	The cost of co-locating our regional data connection point equipment in third-party facilities owned by other telephone companies, internet service providers or co-location facility providers.
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

Direct cost of goods sold. Direct cost of goods sold generally consists of costs that we incur when a customer first subscribes to our service. These costs include:

>

The cost of the equipment that we provide to customers who subscribe to our service through our direct sales channel in excess of activation fees. The remaining cost of customer equipment is deferred and amortized over the estimated average customer relationship period.

>	The cost of the equipment that we sell directly to retailers.
>	The cost of shipping and handling for customer equipment, together with the installation manual, that we ship to customers.
>	The cost of certain products or services that we give customers as promotions.

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

>	Share-based expense related to share-based awards to employees, directors and consultants.
>	Outsourced labor related to customer care and retail in-store support activities.
>	Transaction fees paid to credit card, debit card and ECP companies, which include a per transaction charge in addition to a percent of billings charge.
>	Rent and related expenses.
>	Professional fees for legal, accounting, tax, public relations, lobbying and development activities.
>	Litigation settlements.

Marketing expense. Marketing expense consists of:

>	Advertising costs, which comprise a majority of our marketing expense and include online, television, direct mail, alternative media, promotions, sponsorships and inbound and outbound telemarketing.
>	Creative and production costs.
>	The costs to serve and track our online advertising.
>	Certain amounts we pay to retailers for newspaper insert advertising, product placement and activation commissions.
>	The cost associated with our customer referral program.

Depreciation and amortization expenses. Depreciation and amortization expenses include:

>	Depreciation of our network equipment, furniture and fixtures and employee computer equipment.
>	Amortization of leasehold improvements and purchased and developed software.
>	Amortization of intangible assets (patents and trademarks).
>	Loss on disposal or impairment of property and equipment.

OTHER INCOME (EXPENSE)

Other Income (Expense) consists of:

>	Interest income on cash, cash equivalents and marketable securities.
>	Interest expense on notes payable, the Verizon patent litigation judgment and capital leases.
>	Amortization of deferred financing costs.
>	Accretion of convertible notes.
>	Debt conversion expense relating to the conversion of notes payable to equity.
>	Loss on extinguishment of notes.

30	VONAGE ANNUAL REPORT 2008

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of consolidated operating revenues, our consolidated statement of operations for the periods indicated:

	For the Years Ended December 31,
	2008	2007	2006
Operating Revenues:
Telephony services	96%	97%	96%
Customer equipment and shipping	4	3	4
	100	100	100
Operating Expenses:
Direct cost of telephony services (excluding depreciation and amortization)	25	26	29
Royalty	–	4	8
Total direct cost of telephony services	25	30	37
Direct cost of goods sold	9	7	10
Selling, general and administrative	33	56	45
Marketing	28	34	60
Depreciation and amortization	5	4	4
	100	131	156
Loss from operations	–	(31)	(56)
Other Income (Expense):
Interest income	–	2	4
Interest expense	(3)	(3)	(3)
Loss on early extinguishment of notes	(4)	–	–
	(7)	(1)	1
Loss before income tax benefit (expense)	(7)	(32)	(55)
Income tax benefit (expense)	–	–	–
Net loss	(7)%	(32)%	(55)%

Summary of Results for the Years Ended December 31, 2008, 2007 and 2006

Telephony Services Revenue and Direct Cost of Services	For the Years Ended December 31,			Dollar Change 2008 vs. 2007	Dollar Change 2007 vs. 2006	Percent Change 2008 vs. 2007	Percent Change 2007 vs. 2006
(in thousands, except percentages)	2008	2007	2006
Telephony services	$865,765	$803,522	$581,806	$62,243	$221,716	8%	38%
Direct cost of telephony services (excluding depreciation and amortization of $20,254, $18,434 and $12,715, respectively)	226,210	216,831	171,958	9,379	44,873	4%	26%
Royalty	–	32,606	51,345	(32,606)	(18,739)	(100%)	(36%)

2008 compared to 2007

Telephony services revenue. The increase in telephony services revenue of $62,243, or 8%, was primarily due to an increase of $30,632 in monthly subscription fees resulting from an increased number of subscriber lines, which grew from 2,580,227 at December 31, 2007 to 2,607,156 at December 31, 2008. Also, the growing number of subscriber lines generated additional revenue from activation fees of $13,516, which included $8,393 for the change in our customer life from 60 months to 48 months in the first quarter of 2008, increased revenue of $19,190 from a higher volume of customers on international plans and an increase in international calling by subscribers and increased revenue of $13,323 in regulatory fees we collected from customers, including $9,662 of USF. Additionally, add-on features to our service plans generated an increase of $1,454 as well as an increase of $3,172 in the fees we charge for disconnecting our service. This was offset by a $6,356 increase in credits we issued and a $12,963 increase in bad debt expense partially attributable to the extension to our customer grace period for non-payment in the second quarter of 2007.

Direct cost of telephony services. The increase in direct cost of telephony services of $9,379, or 4%, was primarily due to an increase in USF and E911 fees imposed by government agencies of $9,662 and $518, respectively. Our network costs, which includes costs for co-locating in other carriers’ facilities, for leasing phone numbers, routing calls on the Internet, and transferring calls to and from the Internet to the public switched telephone network, increased by $2,938. Also, we had an increase in other cost of services of $1,184, mainly for new features. This was offset by a decrease of $4,501 in fees that we pay other phone companies for terminating phone calls and a decrease of $707 in the cost of porting phone numbers for our customers.

Royalty. There was a decrease in royalty of $32,606 since no royalty was required subsequent to our October 2007 IP-litigation settlement with Verizon.

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

Customer Equipment and Shipping Revenue and Direct Cost of Goods Sold	For the Years Ended December 31,			Dollar Change 2008 vs. 2007	Dollar Change 2007 vs. 2006	Percent Change 2008 vs. 2007	Percent Change 2007 vs. 2006
(in thousands, except percentages)	2008	2007	2006
Customer equipment and shipping	$34,355	$24,706	$25,591	$9,649	$(885)	39%	(3%)
Direct cost of goods sold	79,382	59,117	62,730	20,265	(3,613)	34%	(6%)
Customer equipment and shipping gross loss	(45,027)	(34,411)	(37,139)

2008 compared to 2007

Customer equipment and shipping revenue. Our customer equipment and shipping revenue increased by $9,649, or 39%, primarily due to an increase in the dollar value of customer equipment sales of $19,791 including sales in the retail channel for replacement devices or upgrades that do not yield a new activation offset by the increase in customer rebates of $8,493 and the decrease in customer shipping revenue of $1,649 due to less period over period customer additions.

Direct cost of goods sold. The increase in direct cost of goods sold of $20,265, or 34%, was due to an increase in the cost of customer equipment of $9,072, which included $7,606 of amortization costs on deferred customer equipment due to the change of our customer life from 60 months to 48 months in the first quarter of 2008. In addition, there was a decrease in activation fees for new customers of $10,447 due to lower gross line additions which contributed $5,085 and an increase in waived activation fees for new customers of $5,363.

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

32	VONAGE ANNUAL REPORT 2008

Selling, General and Administrative	For the Years Ended December 31,			Dollar Change 2008 vs. 2007	Dollar Change 2007 vs. 2006	Percent Change 2008 vs. 2007	Percent Change 2007 vs. 2006
(in thousands, except percentages)	2008	2007	2006
Selling, general and administrative	$298,985	$461,768	$272,826	$(162,783)	$188,942	(35%)	69%

2008 compared to 2007

Selling, general and administrative. The decrease in selling, general and administrative expenses of $162,783, or 35%, was due to several reasons. A decrease in settlement expenses of $132,232 related to our patent litigation with Sprint, AT&T, Verizon and others for the year ended December 31, 2007 accounted for a the majority of the decrease. Professional fees, primarily related to legal fees for our patent infringement litigations, decreased by $26,932. There were decreases in salaries and employee-related benefits of $6,078, a decrease of $4,305 in workforce reduction costs and a decrease of our facility maintenance and other administrative expenses of $2,920. This was offset by the increase in share-based expense of $4,696 due to the large number of forfeitures in connection with terminated employees recorded for the year ended December 31, 2007. As we continued to add customers, our credit card, debit card and ECP fees have increased by $1,285. Our kiosk sales channels increased our expense by $1,938, and there was an increase in our outsourced labor costs of $2,691.

2007 compared to 2006

Selling, general and administrative. The increase in selling, general and administrative expenses of $188,942, or 69%, was due to several reasons. Settlement expenses of $134,300 related to our patent litigation with Sprint, AT&T, Verizon and others was recorded in the year ended December 31, 2007 and account for a substantial majority of the increase. The professional fees, primarily related to legal fees for our patent infringement litigations, increased by $21,110. There were increases in outsourced labor costs of $21,707 and in salaries and employee- related benefits of $6,871. We cut our workforce by 10% in 2007 and incurred a one-time cost of $5,162 in the year ended December 31, 2007. As we continued to add customers, our credit card, debit card and ECP fees have increased as well by $6,174. Also, our facility maintenance and other administrative expenses increased by $5,860. We started our kiosk sales channels in 2007, which increased our expense by $8,576 for operating and start-up related expenses in 2007, which was offset by the decrease in expense for share-based awards of $19,438 due to the large number of forfeitures in connection with terminated employees and in recruiting expense of $2,382.

Marketing	For the Years Ended December 31,			Dollar Change 2008 vs. 2007	Dollar Change 2007 vs. 2006	Percent Change 2008 vs. 2007	Percent Change 2007 vs. 2006
(in thousands, except percentages)	2008	2007	2006
Marketing	$253,370	$283,968	$365,349	$(30,598)	$(81,381)	(11%)	(22%)

2008 compared to 2007

Marketing. The decrease in marketing expense of $30,598, or 11%, was driven by the plan to balance growth with profitability. This was primarily comprised of a reduction in alternative media of $15,063, in online advertising of $1,636, in television advertising of $9,594, in retail advertising of $5,616 and in other marketing expense of $2,477, which was offset by an increase in direct mail of $3,880.

2007 compared to 2006

Marketing. The decrease in marketing expense of $81,381, or 22%, was driven by the plan to balance growth with profitability with decreases in television, online, retail, telemarketing and direct mail advertising, which was offset by an increase in alternative media advertising.

Depreciation and Amortization	For the Years Ended December 31,			Dollar Change 2008 vs. 2007	Dollar Change 2007 vs. 2006	Percent Change 2008 vs. 2007	Percent Change 2007 vs. 2006
(in thousands, except percentages)	2008	2007	2006
Depreciation and amortization	$48,612	$35,718	$23,677	$12,894	$12,041	36%	51%

2008 compared to 2007

Depreciation and amortization. The increase in depreciation and amortization of $12,894, or 36%, was primarily due to an increase in depreciation of network equipment, computer equipment and amortization related to patents and software. We also recorded asset impairment of $3,666 in 2008 for assets that no longer had future benefit compared to impairment of $1,374 in 2007.

2007 compared to 2006

Depreciation and amortization. The increase in depreciation and amortization of $12,041, or 51%, was due to an increase in capital expenditures primarily for the continued expansion and upgrade of our network and amortization related to patents and software. We also recorded asset impairment of $1,374 in 2007.

Other Income (Expense)	For the Years Ended December 31,			Dollar Change 2008 vs. 2007	Dollar Change 2007 vs. 2006	Percent Change 2008 vs. 2007	Percent Change 2007 vs. 2006
(in thousands, except percentages)	2008	2007	2006
Interest income	$3,236	$17,582	$21,472	$(14,346)	$(3,890)	(82%)	(18%)
Interest expense	(29,878)	(22,810)	(19,583)	(7,068)	(3,227)	(31%)	(16%)
Loss on early extinguishment of notes	(30,570)	–	–	(30,570)	–	*	*
Other, net	(247)	(238)	(189)	(9)	(49)	(4%)	(26%)
	$(57,459)	$(5,466)	$1,700	$(51,993)	$(7,166)

2008 compared to 2007

Interest income. The decrease in interest income of $14,346, or 82%, was due to lower interest rates and lower cash balances resulting from payment of IP litigation settlements in the fourth quarter of 2007, and the use of cash on hand to repay a portion of our exiting convertible notes in November 2008.

Interest expense. The increase in interest expense of $7,068, or 31%, was primarily related to incremental interest expense on our Financing and an increase in interest expense of $662 on our AT&T litigation settlement.

Loss on early extinguishment of notes. We incurred a loss of $30,570 as a result of the early extinguishment of notes, comprised of $20,452 in third party costs and $9,672 representing the excess of the fair value of the replacement debt over the carrying value of the extinguished debt and $446 of other.

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

Income Tax Benefit (Expense)	For the Years Ended December 31,			Dollar Change 2008 vs. 2007	Dollar Change 2007 vs. 2006	Percent Change 2008 vs. 2007	Percent Change 2007 vs. 2006
(in thousands, except percentages)	2008	2007	2006
Income tax benefit (expense)	$(678)	$(182)	$215	$(496)	$(397)	(273%)	(185%)

PROVISION FOR INCOME TAXES

We have net losses for financial reporting purposes. Recognition of deferred tax assets will require generation of future taxable income. There can be no assurance that we will generate sufficient taxable income in future years. Therefore, we established a valuation allowance on net deferred tax assets of $386,547 as of December 31, 2008.

We participated in the State of New Jersey’s corporation business tax benefit certificate transfer program, which allows certain high technology and biotechnology companies to transfer unused New Jersey net operating loss carryovers to other New Jersey corporation business taxpayers. During 2003 and 2004, we submitted an application to the New Jersey Economic Development Authority, or EDA, to participate in the program and the application was approved. The EDA then issued a certificate certifying our eligibility to participate in the program. The program requires that a purchaser pay at least 75% of the amount of the surrendered tax benefit. In tax years 2006, 2007 and 2008, we sold approximately, $6,493, $8,488 and $10,051, respectively, of our New Jersey State net operating loss carryforwards for a recognized benefit of approximately $496 in 2006, $649 in 2007 and $605 in 2008. Collectively, all transactions represent approximately 85% of the surrendered tax benefit each year and have been recognized in the year received.

34	VONAGE ANNUAL REPORT 2008

As of December 31, 2008, we had net operating loss carryforwards for U.S. federal and state tax purposes of $765,748 and $726,521, respectively, expiring at various times from years ending 2020 through 2028. In addition, we had net operating loss carryforwards for Canadian tax purposes of $56,161 expiring through 2027. We also had net operating loss carryforwards for United Kingdom tax purposes of $33,409 with no expiration date.

Net Loss	For the Years Ended December 31,			Dollar Change 2008 vs. 2007	Dollar Change 2007 vs. 2006	Percent Change 2008 vs. 2007	Percent Change 2007 vs. 2006
(in thousands, except percentages)	2008	2007	2006
Net loss	$(64,576)	$(267,428)	$(338,573)	$202,852	$71,145	76%	21%

2008 compared to 2007

Net Loss. Based on the explanations described above, our net loss of $64,576 for the year ended December 31, 2008 decreased by $202,852, or 76%, from $267,428 for the year ended December 31, 2007.

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

	For the Quarter Ended
(dollars in thousands, except operating data)	Mar 31, 2007	Jun 30, 2007	Sep 30, 2007	Dec 31, 2007	Mar 31, 2008	Jun 30, 2008	Sep 30, 2008	Dec 31, 2008
			(2)(3)	(3)
Revenue:
Telephony services	$189,367	$200,470	$203,724	$209,961	$216,980	$218,738	$216,092	$213,955
Customer equipment and shipping	6,573	5,432	6,810	5,891	7,637	8,786	9,678	8,254
	195,940	205,902	210,534	215,852	224,617	227,524	225,770	222,209
Operating expenses:
Direct cost of telephony services (1)	55,566	52,335	54,463	54,467	56,498	56,586	56,502	56,624
Royalty	10,415	11,052	11,139	–	–	–	–	–
Total direct cost of telephony services	65,981	63,387	65,602	54,467	56,498	56,586	56,502	56,624
Direct cost of goods sold	13,333	11,243	17,057	17,484	22,072	18,533	20,835	17,942
Selling, general and administrative	90,992	77,802	214,139	78,835	79,392	77,931	73,035	68,627
Marketing	90,850	67,906	61,885	63,327	60,899	65,300	64,911	62,260
Depreciation and amortization	7,859	8,191	8,563	11,105	10,209	11,114	13,347	13,942
	269,015	228,529	367,246	225,218	229,070	229,464	228,630	219,395
Income (loss) from operations	(73,075)	(22,627)	(156,712)	(9,366)	(4,453)	(1,940)	(2,860)	2,814
Other income (expense):
Interest income	6,067	4,761	4,238	2,516	1,400	1,021	544	271
Interest expense	(5,149)	(5,127)	(5,424)	(7,110)	(5,571)	(5,535)	(5,504)	(13,268)
Loss on early extinguishment of notes	–	–	–	–	–	–	–	(30,570)
Other, net	17	(50)	(36)	(169)	(164)	52	46	(181)
	935	(416)	(1,222)	(4,763)	(4,335)	(4,462)	(4,914)	(43,748)
Loss before income tax benefit (expense)	(72,140)	(23,043)	(157,934)	(14,129)	(8,788)	(6,402)	(7,774)	(40,934)
Income tax benefit (expense)	(194)	(183)	(94)	289	(173)	(480)	(43)	18
Net loss	$(72,334)	$(23,226)	$158,028)	$(13,840)	$(8,961)	$(6,882)	$(7,817)	$(40,916)
Net loss per common share:
Basic and diluted	$(0.47)	$(0.15)	$(1.01)	$0.09)	$(0.06)	$(0.04)	$(0.05)	$(0.26)
Weighted-average common shares outstanding:
Basic and diluted	155,151	155,506	155,784	155,923	156,034	156,103	156,299	156,593

	For the Quarter Ended
	Mar 31, 2007	Jun 30, 2007	Sep 30, 2007	Dec 31, 2007	Mar 31, 2008	Jun 30, 2008	Sep 30, 2008	Dec 31, 2008
Operating Data:
Gross subscriber line additions	332,493	236,840	299,978	283,907	281,329	230,832	238,430	201,423
Net subscriber line additions (reductions)	165,646	56,691	77,763	56,016	30,133	2,080	9,460	(14,744)
Subscriber lines at end of period	2,389,757	2,446,448	2,524,211	2,580,227	2,610,360	2,612,440	2,621,900	2,607,156
Average monthly customer churn	2.4%	2.5%	3.0%	3.0%	3.3%	3.0%	3.0%	2.9%
Average monthly revenue per line	$28.31	$28.38	$28.24	$28.19	$28.85	$29.04	$28.75	$28.33
Average monthly telephony services revenue per line	$27.36	$27.63	$27.32	$27.42	$27.87	$27.92	$27.52	$27.28
Average monthly direct costs of telephony services per line	$8.03	$7.21	$7.30	$7.11	$7.26	$7.22	$7.20	$7.22
Marketing costs per gross subscriber line additions	$273.24	$286.72	$206.30	$223.06	$216.47	$282.89	$272.24	$309.10
Employees at end of period	1,729	1,421	1,559	1,543	1,722	1,662	1,573	1,491

(1)

Excludes depreciation and amortization of $4,113, $4,191, $4,312 and $5,818, for the quarters ended March 31, June 30, September 30 and December 31, 2007, respectively, and $4,701, $4,728, $4,908 and $5,917, for the quarters ended March 31, June 30, September 30 and December 31, 2008, respectively.

(2)	$132,951 and $1,349 of selling, general and administrative expense was recorded in the third and fourth quarters of 2007, respectively, related to the settlements of our IP litigation.
(3)

In the fourth quarter of 2007, we accelerated the amortization of the deferred financing costs from the original five-year term of our convertible notes to a three-year term since the notes could be put to us on December 16, 2008. We recorded $2,372 of amortization in the quarter relating to prior period, which we considered to be immaterial to the current and prior periods.

Telephony services revenue. Telephony services revenue generally has increased on a quarterly basis with the exception of the third and fourth quarters of 2008. The reduction in telephony services revenue in the third quarter of 2008 was related to an increase in promotional activity and customer credits issued primarily for customer retention. The decrease in revenue in the fourth quarter of 2008 was primarily due to a decline in both the Canadian dollar and British pound. In addition, an adjustment of $788 was recorded to reduce international revenue relating to prior periods, which we considered to be immaterial to the current and prior periods.

Direct costs of telephony services. Direct costs of telephony services have remained consistent each quarter.

Royalty. Verizon royalty expense was eliminated subsequent to our settlement with Verizon in October 2007.

Direct cost of goods sold. The fluctuations in direct cost of goods sold expenses between the quarters was due to the mix in the type of customer equipment sold and the fluctuations in the subscriber line additions. In addition, in 2008 there were incremental costs from the reduction in the period over which deferred customer equipment costs are amortized.

Selling, general and administrative. Selling, general and administrative expenses generally have decreased on a quarterly basis with the exception of the third quarter of 2007, due to the settlement of several IP litigation cases. In 2007, selling, general and administrative cost declined primarily due to the reduction in share-based compensation expense. For 2008, selling, general and administrative cost declined primarily due to the reduction in legal and consulting costs.

Marketing. Marketing expense declined in the first half of 2007, primarily driven by the plan to balance growth with profitability and has remained steady through the fourth quarter of 2008.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Years Ended December 31,
(dollars in thousands)	2008	2007	2006
Net cash provided by (used in) operating activities	$655	$(270,926)	$(188,898)
Net cash provided by (used in) investing activities	40,486	131,457	(210,798)
Net cash provided by (used in) financing activities	(65,470)	245	477,429

36	VONAGE ANNUAL REPORT 2008

Historically, we have incurred operating losses since our inception and generated negative cash flows from operations. For the year ended December 31, 2008, we significantly reduced our loss from operations and generated positive operating cash flow. Our primary sources of funds have been proceeds from private placements of our preferred stock, private placements of convertible notes and borrowings under credit facilities, an initial public offering of our common stock, operating revenues and borrowings under notes payable from our principal stockholder and Chairman, which were subsequently converted into shares of our preferred stock. We have used these proceeds for working capital, funding operating losses, IP litigation settlements, repaying our prior convertible notes and other general corporate purposes.

Although our net losses initially were driven primarily by start-up costs and the cost of developing our technology, more recently our net losses have been driven by investments in marketing, settlement of our IP litigation and refinancing costs. In addition to marketing, we plan to continue to invest in research and development, our network infrastructure and customer care. In 2007, we announced a plan seeking to balance growth with profitability. We intend to continue to pursue growth because we believe it will position us as a strong competitor in the long term. Although we believe we will achieve profitability in the future, we ultimately may not be successful and we may never achieve profitability. We believe that cash flow from operations and cash on hand will fund our operations for at least the next twelve months.

November 2008 Financing

On October 19, 2008, we entered into definitive agreements (collectively, the “Credit Documentation”) for a financing consisting of (i) a $130,300 senior secured first lien credit facility (the “First Lien Senior Facility”), (ii) a $72,000 senior secured second lien credit facility (the “Second Lien Senior Facility”) and (iii) the sale of $18,000 of our 20% senior secured third lien notes due 2015 (the “Convertible Notes” and, together with the First Lien Senior Facility and the Second Lien Senior Facility, the “Financing”). The funding for this transaction was completed on November 3, 2008.

The co-borrowers under the Financing are Vonage Holdings Corp. and Vonage America Inc., its wholly owned subsidiary. Obligations under the Financing are guaranteed, fully and unconditionally, by our other U.S. subsidiaries (together with the borrowers, the “Credit Parties”), and may in the future be guaranteed by Vonage Limited, a United Kingdom subsidiary of Vonage Holdings Corp.

The lenders under the First Lien Senior Facility and the Second Lien Senior Facility and the purchasers of the Convertible Notes were Silver Point Finance, LLC (“Silver Point”), certain of its affiliates, other third parties and affiliates of us. We used the net proceeds of the Financing, plus cash on hand, to repurchase all of our then outstanding convertible notes in a tender offer that expired on November 3, 2008.

The following descriptions summarize the material terms of the Financing as provided in the Credit Documentation.

First Lien Senior Facility

The loans under the First Lien Senior Facility will mature in October 2013 and were issued at an original issuance discount of $7,167. Principal amounts under the First Lien Senior Facility are repayable in quarterly installments of approximately $326 for each quarter ending December 31, 2008 through September 30, 2011 and approximately $3,258 for each quarter ending December 31, 2011 through September 30, 2013, with the balance due in October 2013.

Amounts under the First Lien Senior Facility, at our option, bear interest at:

>

the greater of 4.00% and LIBOR plus, in either case, 12.00%, payable on the last day of each relevant interest period or, if the interest period is longer than three months, each day that is three months after the first day of the interest period and the last day of such interest period, or

>

the greater of 6.75% and the higher of (i) the rate quoted in The Wall Street Journal, Money Rates Section as the Prime Rate as in effect from time to time and (ii) the federal funds effective rate from time to time plus 0.50% plus, in either case, 11.00%, payable on the last day of each month in arrears.

Certain events could trigger prepayment obligations under the First Lien Senior Facility. If we have more than $75,000 of specified unrestricted cash in any quarter after January 1, 2009, we may be obligated to prepay without premium certain amounts. To the extent we obtain proceeds from asset sales, insurance/condemnation recoveries or extraordinary receipts, certain prepayments may be required that will be subject to a premium of 8% in year 1, 7% in year 2, 6% in year 3, 5% in year 4 and 3% in the first 9 months of year 5 and no premium thereafter. In addition, any voluntary prepayments or any mandatory prepayments that may be required from proceeds of debt and equity issuances will be subject to a make-whole during the first three years, and thereafter a premium of 5% in year 4 and 3% in the first 9 months of year 5, with the First Lien Senior Facility callable at par thereafter.

Second Lien Senior Facility

The loans under the Second Lien Senior Facility will mature in October 2015. Principal amounts under the Second Lien Senior Facility will be repayable in quarterly installments of $1,800 commencing the later of: (i) the last day of the fiscal quarter after payment-in-full of amounts under the First Lien Senior Facility and (ii) December 31, 2012, with the balance due in October 2015. Amounts under the Second Lien Senior Facility bear interest at 20% payable quarterly in arrears and payable in kind, or PIK, beginning December 31, 2008 until the third anniversary of the effective date and thereafter 20% payable quarterly in arrears in cash. If the First Lien Senior Facility has not been refinanced in full by the third anniversary of the effective date, then until such refinancing has occurred 70% of the interest due will be payable in cash with the balance payable in PIK.

After payment-in-full of amounts under the First Lien Senior Facility or in the event mandatory payments are waived by lenders under the First Lien Senior Facility, the Second Lien Senior Facility will be subject to prepayment obligations and premiums consistent with those for the First Lien Senior Facility. Voluntary prepayments for the Second Lien Senior Facility may be made at any time subject to a make-whole.

Third Lien Convertible Notes

The Convertible Notes will mature in October 2015. Subject to conversion, repayment or repurchase of the Convertible Notes, amounts under the Convertible Notes bear interest at 20% that accrues and compounds quarterly until October 30, 2011 at which time such accrued interest may be paid in cash. Any accrued interest not paid in cash on such date will continue to bear interest at 20% that accrues and compounds quarterly and is payable in cash on the maturity date of the Convertible Notes. After October 30, 2011, principal on Convertible Notes will bear interest at 20% payable quarterly in arrears in cash. However, if the First Lien Senior Facility has not been refinanced in full by October 31, 2011, then until such refinancing occurs, the cash interest will be capped at 14% with the balance of 6% accruing and compounding interest quarterly at 20%, to be paid in cash on the maturity date of the Convertible Notes.

Subject to specific limitations and the right of holders to convert prior to such time, we may cause the automatic conversion of the Convertible Notes into common stock on or after the third anniversary of the issue date. The amount of Convertible Notes that will be subject to our automatic conversion right will depend on our stock price: (i) if a 30-day volume-weighted average price of our common stock is greater than $3.00 per share, then not less than $12,000 principal amount of the Convertible Notes must remain outstanding after the conversion, (ii) if a 30-day volume-weighted average price of our common stock is greater than $4.50 per share, then not less than $6,000 principal amount of the Convertible Notes must remain outstanding after the conversion and (iii) if a 30-day volume-weighted average price of our common stock is greater than $6.00 per share, then we may cause the mandatory conversion of up to all of the then-outstanding Convertible Notes.

Subject to customary anti-dilution adjustments (including triggers upon the issuance of common stock below the market price of the common stock or the conversion price of the Convertible Notes), the Convertible Notes will be convertible into shares of our common stock at a rate equal to 3,448.2759 shares for each $1,000 principal amount of Convertible Notes, or approximately $0.29 per share. A permanent increase in the conversion rate, resulting in the issuance of additional shares, may occur if a fundamental change occurs.

The issuance and sale of the Convertible Notes was not registered under the Securities Act of 1933, and the Convertible Notes may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Under a registration rights agreement, we filed a shelf registration statement with the Securities and Exchange Commission covering resale of the shares of common stock issuable upon conversion of the Convertible Notes and any shares of common stock held by Silver Point and its affiliates that was declared effective on December 19, 2008.

Security

Amounts borrowed under the Financing are secured by substantially all of the assets of the Credit Parties. The collateral secures the First Lien Senior Facility on a first lien basis, the Second Lien Senior Facility on a second lien basis and the Convertible Notes on a third lien basis, subject to an intercreditor agreement.

Commencing October 1, 2009, all specified unrestricted cash above $30,000, subject to certain adjustments, will be swept into a concentration account (the “Concentration Account”), and until the balance in the Concentration Account is at least equal to $30,000, we may not access or make any withdrawals from the Concentration Account. Thereafter, with limited exceptions, we will have the right to withdraw funds from the Concentration Account in excess of $30,000.

Other Terms and Conditions of the Financing

The Credit Documentation includes customary representations and warranties of the Credit Parties. In addition, Credit Documentation for the Financing contains affirmative and negative covenants that affect, and in many respects may significantly limit or prohibit, among other things, the Credit Parties’ ability to incur, prepay, refinance or modify indebtedness; enter into acquisitions, investments, sales, mergers, consolidations, liquidations and dissolutions; invest in foreign subsidiaries, repurchase and redeem stock; modify material contracts; engage in transactions with affiliates and 5% stockholders; change lines of business; and make marketing expenditures under contracts with a duration in excess of one year that exceed (i) $95,000 until December 31, 2009 and (ii) for each quarter thereafter, an amount equal to 20% of consolidated pre-marketing operating income for the four quarters immediately preceding such quarter. Board approval must be obtained for any long-term commitment or series of related long-term commitments that would result in aggregate marketing expenditures by any of the Credit Parties of more than $25,000 during the term of the Financing. In addition, we must comply with certain financial covenants, which include a total leverage ratio, senior lien leverage ratios, minimum consolidated adjusted EBITDA, a fixed charge coverage ratio, maximum consolidated capital expenditures, minimum consolidated liquidity and minimum consolidated pre-marketing operating income. As of December 31, 2008, we were in compliance with all covenants, including financial covenants, under the Credit Documentation.

The Credit Documentation contains events of default that may permit acceleration of the debt under the Credit Documentation and a default interest rate of 3% above the interest rate which would otherwise be applicable. If an event of default has occurred, and the debt under the Financing becomes due and payable as a result, such payment will be subject to a make-whole (or the prepayment premium, if applicable to the First Lien Senior Facility in years 4 and 5) and, in the case of the Convertible Notes, liquidated damages payable in the form of shares of common stock for any loss of the option to convert in whole or in part. Conversion rights will continue to exist while the Convertible Notes are outstanding notwithstanding acceleration or maturity, including as a result of a voluntary or involuntary bankruptcy.

Silver Point is entitled to customary board observation rights so long as it beneficially owns at least $4,000 of Convertible Notes or the equivalent number of shares of common stock of the Company based on the applicable conversion rate for the Convertible Notes then in effect. The written approval of Silver Point, as administrative agent, which may not be unreasonably withheld, is required for the Company to complete certain legal settlements.

38	VONAGE ANNUAL REPORT 2008

Use of Proceeds

We used the net proceeds of the Financing of $213,133, plus cash on hand of $40,327, to repurchase $253,460 of our previous convertible notes in a tender offer that expired on November 3, 2008. We also incurred $26,799 of debt related costs in connection with the Financing.

Capital expenditures

For 2008, capital expenditures have been primarily for the implementation of software solutions. We also have purchased network equipment and computer hardware as we continue to expand our network. Our capital expenditures for the year ended 2008 were $38,476, of which $26,530 was for software acquisition and development. For 2009, we believe our capital expenditures will be approximately $44,000.

Operating Activities

Cash provided by operating activities for 2008 was $655 and consisted of a net loss of $64,576, $35,168 used in working capital and other activities offset by adjustments for non-cash items of $100,399. Adjustments for non-cash items consisted primarily of $48,612 for depreciation and amortization, $30,570 for loss on early extinguishment of notes and $12,238 for share-based related expense. Working capital activities primarily consisted of a net decrease in cash of $34,767 for accounts payable and accrued expenses primarily due to the timing of payments including expenses related to compensation and taxes, a decrease in cash of $5,321 for other liability related to the AT&T patent litigation and $7,498 for other assets. The decrease was offset by an increase in cash of $3,198 for deferred revenue net of deferred product costs and $7,472 for inventory.

Cash used in operating activities for 2007 was $270,926 and consisted of a net loss of $267,428, $57,269 used in working capital and other activities offset by adjustments for non-cash items of $53,771. Adjustments for non-cash items consisted primarily of depreciation and amortization of $35,718, $7,542 for stock option compensation and $4,689 for amortization of deferred financing costs. Working capital activities primarily consisted of a net decrease in cash of $80,736 for accounts payable and accrued expenses primarily related to marketing and the Verizon patent litigation, a decrease in cash of $6,185 for prepaid expenses and $5,296 for accounts receivable. The decrease was offset by an increase in cash of $23,046 for other liability related to the AT&T patent litigation, $9,713 for deferred revenue net of deferred product costs and $2,196 for inventory.

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

Investing Activities

Cash provided by investing activities for 2008 of $40,486 was attributable to net purchases and sales of marketable securities of $79,942, offset by the purchase of capital expenditures of $38,476, of which $26,530 was for software acquisition and development and an increase in restricted cash of $980 related to reserves required by our credit card processors.

Cash provided by investing activities for 2007 of $131,457 was attributable to net purchases and sales of marketable securities of $210,074, offset by the purchase of capital expenditures of $41,732, $5,500 for the acquisition of the Sprint patents as a result of the Sprint litigation settlement and the increase in restricted cash of $31,385 related to reserves required by our credit card processors.

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

Financing Activities

Cash used in financing activities for 2008 of $65,470 was primarily attributable to the repurchase of our previous convertible notes of $253,460 in a tender offer in November 2008. We also had a new debt financing for $220,300 plus PIK interest of $2,900 offset by original issue discount of $7,167, debt related costs of $26,799 and the principal payments on capital lease obligations of $1,036.

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

The table below summarizes our contractual obligations at December 31, 2008, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
(dollars in thousands)	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
	(unaudited)
Contractual Obligations:
First lien senior facility	$129,974	$1,303	$5,538	$123,133	$–
Second lien senior facility	72,000	–	–	1,800	70,200
Third lien convertible notes	18,000	–	–	–	18,000
Interest related to first lien senior facility	96,575	21,024	41,457	34,094	–
Interest related to second lien senior facility	165,612	–	4,449	40,228	120,935
Interest on third lien convertible notes	42,093	–	1,112	10,057	30,924
Capital lease obligations	37,042	3,960	8,156	8,484	16,442
Operating lease obligations	4,394	3,774	620	–	–
Purchase obligations	125,601	92,403	29,498	3,700	–
Other obligations	28,600	7,800	15,600	5,200	–
Total contractual obligations	$719,891	$130,264	$106,430	$226,696	$256,501
Other Commercial Commitments:
Standby letters of credit	$17,562	$17,465	$97	$–	$–
Total contractual obligations and other commercial commitments	$737,453	$147,729	$106,527	$226,696	$256,501

Senior debt facilities. On October 19, 2008, we entered into definitive agreements for the Financing consisting of (i) the $130,300 First Lien Senior Facility, (ii) the $72,000 Second Lien Senior Facility and (iii) the sale of $18,000 of Convertible Notes. The funding for this transaction took place on November 3, 2008. See Note 11 in the notes to the consolidated financial statements.

Interest related to second lien senior facility. Amounts under the Second Lien Senior Facility bear interest at 20% payable quarterly in arrears and payable in kind, or PIK, beginning December 31, 2008 until the third anniversary of the effective date and thereafter 20% payable quarterly in arrears in cash. If the First Lien Senior Facility has not been refinanced in full by the third anniversary of the effective date, then until such refinancing has occurred 70% of the interest due will be payable in cash with the balance payable in PIK. This table assumes that the PIK interest will be paid at maturity.

Interest related third lien convertible notes. Subject to conversion, repayment or repurchase of the Convertible Notes, amounts under the Convertible Notes bear interest at 20% that accrues and compounds quarterly until October 30, 2011 at which time such accrued interest may be paid in cash. Any accrued interest not paid in cash on such date will continue to bear interest at 20% that accrues and compounds quarterly and is payable in cash on the maturity date of the Convertible Notes. After October 30, 2011, principal on Convertible Notes will bear interest at 20% payable quarterly in arrears in cash. However, if the First Lien Senior Facility has not been refinanced in full by October 31, 2011, then until such refinancing occurs, the cash interest will be capped at 14% with the balance of 6% accruing and compounding interest quarterly at 20%, to be paid in cash on the maturity date of the Convertible Notes. This table assumes that all accrued interest not paid will be paid at maturity.

Capital lease obligations. At December 31, 2008, we had capital lease obligations of $37,042 related to our corporate headquarters in Holmdel, New Jersey that expire in 2017.

Operating lease obligations. At December 31, 2008, future commitments for operating leases included $2,389 for co-location facilities in the United States that accommodate a portion of our network equipment through 2010, $1,335 for kiosks leased in various locations throughout the United States

40	VONAGE ANNUAL REPORT 2008

through 2010, $495 for office space leased for our Mississauga, Ontario office through 2010 and $174 for office space leased for our London, UK office through 2010.

Purchase obligations. At December 31, 2008, future commitments for purchase obligations in the above table represent non-cancelable contractual obligations. These include $60,000 in fees through 2009 to a vendor that enables a customer’s call to connect to the public switched telephone network; $8,160 in fees for local number portability through 2011; $18,700 for inbound sales support through 2010; $14,800 for a credit card company to process our credit card transactions through 2012; $19,507 for the purchase of customer equipment through 2010 and $4,433 for providing broadband internet access services to our customers through 2011.

Other obligations. At December 31, 2008, we were obligated to pay AT&T $28,600 through 2012 for the settlement agreement, which required Vonage to pay AT&T $650 each month.

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

>	the useful lives of property and equipment and intangible assets; and

>

assumptions used for the purpose of determining share-based compensation using the Black-Scholes option model (“Model”), and on various other assumptions that we believed to be reasonable. The key inputs for this Model are stock price at valuation date, strike price for the option, the dividend yield, risk-free interest rate, life of option in years and volatility.

We base our estimates on historical experience, available market information, appropriate valuation methodologies and on various other assumptions that we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

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

We also generate revenues by charging a fee for activating service. Customer activation fees, along with the related customer acquisition amounts for customer equipment in the direct channel and for rebates and retailer commissions in the retail channel up to but not exceeding the activation fee, are deferred and amortized over the estimated average customer relationship period. The amortization of deferred customer equipment is recorded to direct cost of goods sold. The amortization of deferred rebates is recorded as a reduction to telephony services revenues. The amortization of deferred retailer commissions is recorded as marketing expense. For 2006 and 2007, the estimated customer relationship period was 60 months. For 2008, due to the increase in churn, the customer relationship period was reduced to 48 months. In 2009, the customer relationship period will be further reduced to 44 months based upon further analysis of historical trends.

We also provide rebates to customers who purchase their customer equipment from retailers and satisfy minimum service period requirements. These rebates in excess of activation fees are recorded as a reduction of revenues over the service period based upon the estimated number of customers that will ultimately earn and claim the rebates.

Customer equipment and shipping revenues include sales to our retailers, who subsequently resell this customer equipment to customers. Revenues were reduced for payments to retailers and rebates to customers, who purchased their customer equipment through these retailers, to the extent of customer equipment and shipping revenues.

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

Net Operating Loss Carryforwards

As of December 31, 2008, we had net operating loss carryforwards for U.S. federal and state tax purposes of $765,748 and $726,521, respectively, expiring at various times from years ending 2020 through 2028. In addition, we had net operating loss carryforwards for Canadian tax purposes of $56,161 expiring through 2027. We also had net operating loss carryforwards for United Kingdom tax purposes of $33,409 with no expiration date.

Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change of control net operating loss carry forward and other pre-change tax attributes against its post-change income may be limited. The Section 382 limitation is applied annually so as to limit the use of our pre-change net operating loss carryforwards to an amount that generally equals the value of our stock immediately before the ownership change multiplied by a designated federal long-term tax-exempt rate. In addition, we may be able to increase the base Section 382 limitation amount during the first five years following the ownership change to the extent it realizes built-in gains during that time period. A built-in gain generally is gain or income attributable to an asset that was held at the date of the ownership change and that had a fair market value in excess of the tax basis at the date of the ownership change. Section 382 provides that any unused Section 382 limitation amount can be carried forward and aggregated with the following year’s available net operating losses. Due to the cumulative impact of our equity issuances over the three year period ended April 2005, a change of ownership occurred upon the issuance of our previously outstanding Series E Preferred Stock at the end of April 2005. As a result, $171,147 of the total U.S. net operating losses will be subject to an annual base limitation of $39,374. As noted above, we believe we may be able to increase the base Section 382 limitation for built-in gains during the first five years following the ownership change.

Share-Based Compensation

Prior to the adoption of SFAS 123(R), we accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB 25, as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or SFAS 123. Under the intrinsic value method, no share-based compensation expense for employee stock options had been recognized in our results of operations in prior periods unless the exercise price of the stock options granted to employees and directors was less than the fair market value of the underlying common stock at the date of grant. In accordance with the modified prospective transition method that we used in adopting SFAS 123(R), the consolidated financial statements prior to 2006 have not been restated to reflect, and do not include, the possible impact of SFAS 123(R).

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The adoption of EITF 07-5 will not have an impact on our consolidated financial position and results of operations.

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

In April 2008, the FASB issued FSP No. 142-3 (“FSP 142-3”), “Determination of the Useful Life of Intangible Assets.” FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. Since this guidance will be applied prospectively, on adoption, there will be no impact to our current consolidated financial statements.

In March 2008, the FASB affirmed the consensus of FASB Staff Position (FSP) Accounting Principles Board Opinion No. 14-1 (APB 14-1), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) , which applies to all convertible debt instruments that have a net settlement feature; which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. FSP APB 14-1 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuer’s nonconvertible debt borrowing rate. Previous guidance provided for accounting for this type of convertible debt instrument entirely as debt. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of FSP APB 14-1 will not have an impact on our financial statements.

In February 2008, the FASB issued FASB FSP 157-2, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as

42	VONAGE ANNUAL REPORT 2008

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

Interest Rate and Debt Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt and to a lesser degree investments.

On October 19, 2008, we entered into definitive agreements for a financing consisting of (i) a $130,300 First Lien Senior Facility, (ii) a $72,000 Second Lien Senior Facility and (iii) the sale of $18,000 of our Convertible Notes. The funding for this transaction was completed on November 3, 2008. We are exposed to interest rate risk since amounts under the First Lien Senior Facility, at our option, bear interest at:

>

the greater of 4.00% and LIBOR plus, in either case, 12.00%, payable on the last day of each relevant interest period or, if the interest period is longer than three months, each day that is three months after the first day of the interest period and the last day of such interest period, or

>

the greater of 6.75% and the higher of (i) the rate quoted in The Wall Street Journal, Money Rates Section as the Prime Rate as in effect from time to time and (ii) the federal funds effective rate from time to time plus 0.50% plus, in either case, 11.00%, payable on the last day of each month in arrears.

The interest rate on the Second Lien Senior Facility and Convertible Notes are fixed. As of December 31, 2008, if the interest rate on the Company’s variable rate debt changed by 1%, the Company’s annual debt service payment would change by approximately $1,300.

Interest rate risk on investments was minimal since cash on hand at December 31, 2008 was primarily invested in money-market funds. Historically, we invested in a variety of securities that consisted primarily of investments in interest-bearing demand deposit accounts with financial institutions, money market funds and highly liquid debt securities of corporations and municipalities. By policy, we limit the amount of credit exposure to any one issuer. During 2008, due to the economic downturn in the banking industry and in anticipation of the use of cash on hand to repay a portion of our previous convertible notes in November 2008, management decided to convert all of our marketable securities into cash.

Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. Due in part to these factors, income from investments may decrease in the future.

ITEM 8. Financial Statements and Supplementary Data

The information required by this Item is contained on pages F-1 through F-33. of this Annual Report on Form 10-K and incorporated herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

44	VONAGE ANNUAL REPORT 2008

ITEM 9A. Controls and Procedures

Disclosure Controls

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2008, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting.

March 2, 2009

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears on page F-3.

/s/ MARC LEFAR Marc Lefar Director, Chief Executive Officer	/s/ JOHN S. REGO John S. Rego Executive Vice President, Chief Financial Officer and Treasurer

Report of the Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

See Report of Independent Registered Public Accounting Firm on page F-3.

Changes in Controls

There were no change to controls during the quarter ended December 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The discussion under the heading “Proposal No. 1 – Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Director Nomination Process” and “Corporate Governance – Board Committees – Audit Committee” in our Proxy Statement for the 2009 Annual Meeting of Stockholders and in “Executive Officers and Directors of the Registrant” in Part I of this Annual Report on the Form 10-K is hereby incorporated by reference.

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

ITEM 11. Executive Compensation

The discussion under the headings “Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our Proxy Statement for the 2009 Annual Meeting of Stockholders in hereby incorporated by reference.

The “Compensation Committee Report” contained in our Proxy Statement shall not be deemed “soliciting material” or “filed” with the Securities and Exchange Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 (the “Securities Act”) or the Exchange Act, except to the extent we specifically request that such information be treated as soliciting material or specifically incorporate such information by reference into a document filed under the Securities Act or the Exchange Act.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The discussion under the headings “Stock Ownership Information” and “Equity Compensation Plan Information” in our Proxy Statement for the 2009 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The discussion under the headings “Transactions with Related Persons” and “Board Determination of Independence” in our Proxy Statement for the 2009 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 14. Principal Accountant Fees and Services

The discussion under the heading “Proposal No. 2 – Ratification of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2009 Annual Meeting of Stockholders is hereby incorporated by reference.

46	VONAGE ANNUAL REPORT 2008

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a)

(1) Financial Statements. The index to our financial statements is found on page F-1 of this Form 10-K.

(2) Financial Statement Schedules. Schedule II – Valuation and Qualifying Accounts is as follows:

	Balance at Beginning of Period	Additions		Less Deductions	Balance at End of Period
		Charged to Revenue	Charged to Expense
Allowance for Doubtful Accounts:
Year ended December 31, 2008	$1,924	$207	$–	$(86)	$2,045
Year ended December 31, 2007	476	1,448	–	–	1,924
Year ended December 31, 2006	210	266	–	–	476
Inventory Obsolescence
Year ended December 31, 2008	$3,080	$–	$1,519	$(3,194)	$1,405
Year ended December 31, 2007	1,270	–	2,799	(989)	3,080
Year ended December 31, 2006	732	–	1,441	(903)	1,270
Valuation Allowance for Deferred Tax
Year ended December 31, 2008	$382,791	$–	$3,756	$–	$386,547
Year ended December 31, 2007	278,575	–	104,216	–	382,791
Year ended December 31, 2006	149,291	–	129,284	–	278,575
Valuation Allowance for Assets Held for Sale
Year ended December 31, 2008	$1,374	$–	$621	$(1,995)	$–
Year ended December 31, 2007	–	–	1,374	–	1,374
Year ended December 31, 2006	–	–	–	–	–

(3) Exhibits.

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of Vonage Holdings Corp.(6)
3.2	Second Amended and Restated By-laws of Vonage Holdings Corp(13)
4.1	Form of Certificate of Vonage Holdings Corp. Common Stock(4)
4.2	Form of 20.00% Senior Secured Third Lien Notes due 2015 issued by Vonage Holdings Corp. and Vonage America Inc.(15)
4.3	Stock Purchase Warrant To Purchase Common Stock of Vonage Holdings Corp.(3)
4.4	Stock Purchase Warrant To Purchase Shares of Series A-2 Convertible Preferred Stock, par value $.001 per share of Vonage Holdings Corp.(3)
10.1	2001 Stock Incentive Plan of Vonage Holdings Corp.(1)*
10.2	Form of Incentive Stock Option Agreement under the 2001 Stock Incentive Plan(1)*
10.3	Form of Nonqualified Stock Option Agreement for Employees under the 2001 Stock Incentive Plan(1)*
10.4	Form of Nonqualified Stock Option Agreement for Outside Directors under the 2001 Stock Incentive Plan(1)*
10.5	2006 Incentive Plan(3)*
10.6	Form of Restricted Stock Unit Agreement under the Vonage Holdings Corp. 2006 Incentive Plan(9)*
10.7	Form of Nonqualified Stock Option Agreement under the Vonage Holdings Corp. 2006 Incentive Plan(9)*
10.8	Form of Restricted Stock Agreement under the Vonage Holdings Corp. 2006 Incentive Plan(9)*

Exhibit Number	Description of Exhibit
10.9	Form of Restricted Stock Agreement for Non-Executive Directors under the Vonage Holdings Corp. 2006 Incentive Plan (Per Non-Executive Director Compensation Program effective July 1, 2008)(14)*
10.10

Form of Nonqualified Stock Option Agreement for Non-Executive Directors (Quarterly Grants) under the Vonage Holdings Corp. 2006 Incentive Plan (Per Non-Executive Director Compensation Program effective July 1, 2008)(14)*

10.11

Form of Nonqualified Stock Option Agreement for Non-Executive Directors (Sign-on Grant) under the Vonage Holdings Corp. 2006 Incentive Plan (Per Non-Executive Director Compensation Program effective July 1, 2008)(14)*

10.12	Vonage Holdings Corp. 401(k) Retirement Plan(1)*
10.13	Lease Agreement, dated March 24, 2005, between 23 Main Street Holmdel Associates LLC and Vonage USA Inc.(1)
10.14	Employment Agreement dated as of July 29, 2008 by and between Vonage Holdings Corp. and Marc P. Lefar(13)*
10.15	Indemnification Agreement dated as of July 29, 2008 by and between Vonage Holdings Corp. and Marc. P. Lefar(13)*
10.16	Form of Nonqualified Stock Option Agreement for Marc P. Lefar under the Vonage Holdings Corp. 2006 Incentive Plan(13)*
10.17	Amended and Restated Employment Agreement, dated February 8, 2006, between Vonage Holdings Corp. and Jeffrey A. Citron(1)*
10.18	Separation Agreement and General Release dated as of July 29, 2008 by and between Vonage Holdings Corp. and Jeffrey A. Citron(13)*
10.19	Amended and Restated Non-Compete Agreement dated as of October 17, 2008 by and between Vonage Holdings Corp. and Jeffrey A. Citron(16)
10.20	Consulting Agreement dated as of July 29, 2008 by and between Vonage Holdings Corp. and KEC Holdings LLC(13)*
10.21	Form of Nonqualified Stock Option Agreement for Jeffrey A. Citron under the Vonage Holdings Corp. 2006 Incentive Plan(13)*
10.22	Amended and Restated Employment Agreement, dated January 1, 2009, between Vonage Holdings Corp. and John S. Rego(17)*
10.23	Amended and Restated Employment Agreement, dated January 1, 2009, between Vonage Holdings Corp. and Louis A. Mamakos(17)*
10.24	Employment Agreement, dated August 8, 2005, between Vonage Holdings Corp. and Sharon O’Leary(1)*
10.25	Confidential Separation Agreement and General Release, dated April 9, 2008, between Vonage Holdings Corp. and Sharon A. O’Leary(12)*
10.26	Letter Agreement, dated November 8, 2006, between Vonage America Inc. and Jamie E. Haenggi(12)*
10.27	Amendment to Letter Agreement, dated January 1, 2009, between Vonage America Inc. and Jamie E. Haenggi(17)*
10.28	Non-Executive Director Compensation Program effective July 1, 2008(12)*
10.29	Form of Indemnification Agreement between Vonage Holdings Corp. and its directors and certain officers(10)
10.30	Third Amended and Restated Investors’ Rights Agreement, as amended, dated April 27, 2005, among Vonage Holdings Corp. and the signatories thereto(3)
10.31

Written Consent of Vonage Holdings Corp. and Certain Stockholders to the amendment to the Third Amended and Restated Investors’ Rights Agreement dated April 27, 2005, as amended, dated November 13, 2006(8)

10.32	Registration Rights Agreement, dated December 16, 2005, among Vonage Holdings Corp. and the signatories thereto(1)
10.33†	Agreement for Services, dated February 9, 2005, between Vonage Holdings Corp. and Third Party Verification, Inc.(2)
10.34†	First Amendment to Services Agreement, dated June 21, 2006, between Third Party Verification, Inc. and Vonage Holdings Corp.(7)
10.35†	Second Amendment to Services Agreement, dated August 25, 2006, between Third Party Verification, Inc. and Vonage Network of New Jersey d/b/a Vonage Network Inc. (assignee of Vonage Holding Corp.)(7)
10.36	Patent Settlement Agreement, dated October 25, 2007, between Vonage Holdings Corp. and Verizon Services Corp.(11)
10.37	Settlement Agreement, effective October 27, 2007, between Vonage Holdings Corp. and Sprint Communications Company L.P.(11)
10.38	Settlement and Patent License Agreement, dated December 21, 2007, between Vonage Holdings Corp. and AT&T Corp.(11)
10.39	Settlement Agreement, effective January 1, 2008 between Vonage Holdings Corp. and Nortel Networks Inc. and Nortel Networks Limited(11)
10.40

First Lien Credit and Guaranty Agreement, dated as of October 19, 2008 among Vonage Holdings Corp., Vonage America Inc., as borrowers, certain subsidiaries of Vonage Holdings Corp., as guarantors, various lenders, and Silver Point Finance, LLC, as Administrative Agent, Collateral Agent and Lead Arranger(15)

10.41

First Lien Pledge and Security Agreement, dated as of October 19, 2008 among Vonage Holdings Corp., Vonage America Inc. and certain subsidiaries of Vonage Holdings Corp., as grantors, and Silver Point Finance, LLC, as Collateral Agent(15)

10.42

Second Lien Credit and Guaranty Agreement, dated as of October 19, 2008 among Vonage Holdings Corp., Vonage America Inc., as borrowers, certain subsidiaries of Vonage Holdings Corp., as guarantors, various lenders, and Silver Point Finance, LLC, as Administrative Agent, Collateral Agent and Lead Arranger(15)

10.43

Second Lien Pledge and Security Agreement, dated as of October 19, 2008 among Vonage Holdings Corp., Vonage America Inc. and certain subsidiaries of Vonage Holdings Corp., as grantors, and Silver Point Finance, LLC, as Collateral Agent(15)

10.44

Third Lien Note Purchase Agreement dated as of October 19, 2008 among Vonage Holdings Corp., Vonage America Inc., as co-issuers, certain subsidiaries of Vonage Holdings Corp., as guarantors, various purchasers, and Silver Point Finance, LLC, as Note Agent and Collateral Agent(15)

10.45

Third Lien Pledge and Security Agreement, dated as of October 19, 2008 among Vonage Holdings Corp., Vonage America Inc. and certain subsidiaries of Vonage Holdings Corp., as grantors, and Silver Point Finance, LLC, as Collateral Agent(15)

10.46	Registration Rights Agreement, dated as of October 19, 2008, among Vonage Holdings Corp., Vonage America Inc. and purchasers of 20.00% Senior Secured Third Lien Notes due 2015(15)
21.1	List of Subsidiaries of Vonage Holdings Corp.(17)
23.1	Consent of BDO Seidman, LLP, independent registered public accounting firm(17)
31.1	Certification of our Interim Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(17)
31.2	Certification of our Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(17)
32.1	Certification of our Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(17)

48	VONAGE ANNUAL REPORT 2008

(1)	Incorporated by reference to Amendment No. 1 to Vonage Holdings Corp.’s Registration Statement on Form S-1 (File No. 333-131659) filed on April 7, 2006.
(2)	Incorporated by reference to Amendment No. 3 to Vonage Holdings Corp.’s Registration Statement on Form S-1 (File No. 333-131659) filed on April 26, 2006.
(3)	Incorporated by reference to Amendment No. 4 to Vonage Holdings Corp.’s Registration Statement on Form S-1 (File No. 333-131659) filed on April 28, 2006.
(4)	Incorporated by reference to Amendment No. 5 to Vonage Holdings Corp.’s Registration Statement on Form S-1 (File No. 333-131659) filed on May 8, 2006.
(5)	Incorporated by reference to Amendment No. 6 to Vonage Holdings Corp.’s Registration Statement on Form S-1 (File No. 333-131659) filed on May 22, 2006.
(6)	Incorporated by reference to Vonage Holdings Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on August 4, 2006.
(7)	Incorporated by reference to Vonage Holdings Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on November 8, 2006.
(8)	Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on November 14, 2006.
(9)	Incorporated by reference to Vonage Holding Corp.’s Annual Report on Form 10-K (File No. 001-32887) filed on April 17, 2007.
(10)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on November 14, 2007.
(11)	Incorporated by reference to Vonage Holding Corp.’s Annual Report on Form 10-K (File No. 001-32887) filed on March 17, 2008.
(12)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on May 12, 2008.
(13)	Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on August 4, 2008.
(14)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on August 11, 2008.
(15)	Incorporated by reference to Vonage Holding Corp.’s Amendment No. 8 to Schedule TO (File No. 005-82032) filed on October 22, 2008.
(16)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on November 10, 2008.
(17)	Filed herewith.
†

Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to an order granting confidential treatment pursuant to the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.

*	Management contract or compensatory plan or arrangement.

(b) Financial Statement Schedules

     Report of Independent Registered Public Accounting Firm

     Schedule II – Valuation and Qualifying Accounts.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Vonage Holdings Corp.

Holmdel, New Jersey 07733

The audits referred to in our report dated March 2, 2009 relating to the consolidated financial statements of Vonage Holdings Corp., which is contained in Item 8 of this Form 10-K also included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Woodbridge, New Jersey

March 2, 2009

50	VONAGE ANNUAL REPORT 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Holmdel, State of New Jersey, on March 2, 2009.

VONAGE HOLDINGS CORP.

Dated: March 2, 2009	By:	/S/ JOHN S. REGO
John S. Rego
Executive Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature	Title	Date

/S/ MARC P. LEFAR Marc P. Lefar	Director, Chief Executive Officer (principal executive officer)	March 2, 2009

/S/ JOHN S. REGO John S. Rego	Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	March 2, 2009

/S/ JEFFREY A. CITRON Jeffrey A. Citron	Director, Chairman	March 2, 2009

/S/ PETER BARRIS Peter Barris	Director	March 2, 2009

/S/ MORTON DAVID Morton David	Director	March 2, 2009

/S/ MICHAEL KRUPKA Michael Krupka	Director	March 2, 2009

/S/ J. SANFORD MILLER J. Sanford Miller	Director	March 2, 2009

/S/ JEFFREY J. MISNER Jeffrey J. Misner	Director	March 2, 2009

/S/ GOVERNOR THOMAS J. RIDGE Governor Thomas J. Ridge	Director	March 2, 2009

/S/ JOHN J. ROBERTS John J. Roberts	Director	March 2, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Vonage Holdings Corp.

Holmdel, New Jersey

We have audited the accompanying consolidated balance sheets of Vonage Holdings Corp. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vonage Holdings Corp. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Vonage Holdings Corp’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2009 expressed an unqualified opinion thereon.

/s/    BDO SEIDMAN, LLP

Woodbridge, New Jersey

March 2, 2009

F- 2	VONAGE ANNUAL REPORT 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Vonage Holdings Corp.

Holmdel, New Jersey

We have audited Vonage Holdings Corp.’s (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Vonage Holdings Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vonage Holdings Corp. as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008.

/s/    BDO SEIDMAN, LLP

Woodbridge, New Jersey

March 2, 2009

VONAGE HOLDINGS CORP. CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)	December 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$46,134	$71,542
Marketable securities	–	79,942
Accounts receivable, net of allowance of $2,045 and $1,924, respectively	17,696	20,105
Inventory, net of allowance of $1,405 and $3,080, respectively	10,360	19,604
Deferred customer acquisition costs, current	24,002	18,992
Prepaid expenses and other current assets	18,325	21,498
Total current assets	116,517	231,683
Property and equipment, net of accumulated depreciation	98,292	118,666
Software, net of accumulated depreciation	34,368	21,599
Deferred customer acquisition costs, non-current	20,393	39,159
Debt related costs, net	11,541	3,172
Restricted cash	39,585	38,928
Due from related parties	–	2
Intangible assets, net	5,400	7,656
Other assets	10,809	1,432
Total assets	$336,905	$462,297

Liabilities and Stockholders’ Equity (Deficit)
Liabilities
Current liabilities:
Accounts payable	$33,978	$56,235
Accrued expenses	73,482	84,360
Deferred revenue, current portion	63,155	53,653
Current maturities of capital lease obligations	1,252	1,035
Current portion of long-term debt	1,303	253,320
Total current liabilities	173,170	448,603
Long-term debt, net of discount and current portion	192,747	–
Deferred revenue, net of current portion	23,058	43,575
Capital lease obligations, net of current maturities	20,947	22,200
Other liability, net of current portion in accrued expenses	17,725	23,046
Total liabilities	427,647	537,424
Commitments and Contingencies
Stockholders’ Equity (Deficit)
Common stock, par value $0.001 per share; 596,950 shares authorized at December 31, 2008 and December 31, 2007; 158,201 and 157,414 shares issued at December 31, 2008 and December 31, 2007, respectively; 156,648 and 156,014 shares outstanding at December 31, 2008 and December 31, 2007, respectively	158	157
Additional paid-in capital	980,768	930,600
Stock subscription receivable	(5,195)	(5,266)
Accumulated deficit	(1,052,861)	(988,285)
Treasury stock, at cost, 1,553 shares at December 31, 2008 and 1,400 at December 31, 2007	(12,704)	(12,499)
Accumulated other comprehensive income (loss)	(908)	166
Total stockholders’ equity (deficit)	(90,742)	(75,127)
Total liabilities and stockholders’ equity (deficit)	$336,905	$462,297

The accompanying notes are an integral part of these financial statements

F- 4	VONAGE ANNUAL REPORT 2008

VONAGE HOLDINGS CORP. CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
(In thousands, except per share amounts)	2008	2007	2006
Operating Revenues:
Telephony services	$865,765	$803,522	$581,806
Customer equipment and shipping	34,355	24,706	25,591
	900,120	828,228	607,397
Operating Expenses:
Direct cost of telephony services (excluding depreciation and amortization of $20,254, $18,434 and $12,715, respectively)	226,210	216,831	171,958
Royalty	–	32,606	51,345
Total direct cost of telephony services	226,210	249,437	223,303
Direct cost of goods sold	79,382	59,117	62,730
Selling, general and administrative	298,985	461,768	272,826
Marketing	253,370	283,968	365,349
Depreciation and amortization	48,612	35,718	23,677
	906,559	1,090,008	947,885
Loss from operations	(6,439)	(261,780)	(340,488)
Other Income (Expense):
Interest income	3,236	17,582	21,472
Interest expense	(29,878)	(22,810)	(19,583)
Loss on early extinguishment of notes	(30,570)	–	–
Other, net	(247)	(238)	(189)
	(57,459)	(5,466)	1,700
Loss before income tax benefit (expense)	(63,898)	(267,246)	(338,788)
Income tax benefit (expense)	(678)	(182)	215
Net loss	$(64,576)	$(267,428)	$(338,573)

Net loss per common share:
Basic and diluted	$(0.41)	$(1.72)	$(3.59)

Weighted-average common shares outstanding:
Basic and diluted	156,258	155,593	94,207

The accompanying notes are an integral part of these financial statements

VONAGE HOLDINGS CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In thousands)	2008	2007	2006
Cash flows from operating activities:
Net loss	$(64,576)	$(267,428)	$(338,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization and impairment charges	45,796	33,574	22,709
Amortization of intangibles	2,816	2,144	968
Loss on early extinguishment of notes	30,570	–	–
Beneficial conversion on interest in kind on convertible notes	108	42	32
Amortization of discount on debt	882	–	–
Accrued interest	3,014	846	4,002
Allowance for doubtful accounts	207	1,852	266
Allowance for obsolete inventory	1,519	2,799	1,441
Amortization of debt related costs	3,237	4,689	1,999
Loss on disposal of fixed assets	12	283	320
Share-based expense	12,238	7,542	26,980
Other	–	–	(49)
Changes in operating assets and liabilities:
Accounts receivable	2,028	(5,296)	(10,196)
Inventory	7,472	2,196	(10,133)
Prepaid expenses and other current assets	(282)	(6,185)	(6,218)
Deferred customer acquisition costs	13,322	(10,796)	(21,053)
Due from related parties	2	74	32
Other assets	(7,498)	(81)	(294)
Accounts payable	(22,029)	(2,966)	42,407
Accrued expenses	(12,738)	(77,770)	62,281
Deferred revenue	(10,124)	20,509	34,181
Other liability	(5,321)	23,046	–
Net cash provided by (used in) operating activities	655	(270,926)	(188,898)
Cash flows from investing activities:
Capital expenditures	(11,386)	(20,386)	(45,336)
Purchase of intangible assets	(560)	(5,500)	(5,268)
Purchase of marketable securities	(21,375)	(236,875)	(639,707)
Maturities and sales of marketable securities	101,317	446,949	484,116
Acquisition and development of software assets	(26,530)	(21,346)	(4,060)
Increase in restricted cash	(980)	(31,385)	(543)
Net cash provided by (used in) investing activities	40,486	131,457	(210,798)
Cash flows from financing activities:
Principal payments on capital lease obligations	(1,036)	(1,020)	(826)
Principal payments on debt	(326)	–	–
Proceeds from issuance of debt	223,200	–	2,047
Discount on notes payable	(7,167)	–	–
Early extinguishment of notes	(253,460)	–	–
Debt related costs	(26,799)	–	(283)
Proceeds from subscription receivable, net	9	279	169
Proceeds from common stock issuance, net	–	–	493,040
Purchase of treasury stock	–	–	(11,723)
Proceeds from directed share program, net	62	169	(5,426)
Proceeds from exercise of stock options	47	817	431
Net cash provided by (used in) financing activities	(65,470)	245	477,429
Effect of exchange rate changes on cash	(1,079)	513	(29)
Net change in cash and cash equivalents	(25,408)	(138,711)	77,704
Cash and cash equivalents, beginning of period	71,542	210,253	132,549
Cash and cash equivalents, end of period	$46,134	$71,542	$210,253

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$20,519	$19,004	$12,445

Income taxes	$1,181	$182	$–

Non-cash transactions during the periods for:
Conversion of convertible notes	$–	$152	$–

Capital lease obligations incurred	$–	$–	$2,650

Conversion of preferred stock, preferred stock warrant and subscription receivable	$–	$–	$388,444

The accompanying notes are an integral part of these financial statements

F- 6	VONAGE ANNUAL REPORT 2008

VONAGE HOLDINGS CORP. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)	Common Stock	Additional Paid-in Capital	Stock Subscription Receivable	Deferred Compensation	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2005	$2	$14,794	$(37)	$(167)	$(382,284)	$(619)	$(174)	$(368,485)
Stock option exercises		431						431
Share-based expense		26,980						26,980
Reverse unamortized deferred compensation		(167)		167				–
Beneficial conversion of interest in kind on convertible notes		214						214
Issuance of common stock, net	31	491,113						491,144
Issuance of common stock upon conversion of preferred stock	123	387,175						387,298
Conversion of preferred stock warrant to common stock warrant		1,557						1,557
Conversion of preferred stock subscription receivable to common stock subscription
Receivable			(411)					(411)
Directed share program transactions, net			(5,426)			(11,723)		(17,149)
Stock subscription receivable payments			153					153
Comprehensive loss:
Change in unrealized gain (loss) on available-for-sale investments							13	13
Foreign currency translation adjustment							29	29
Net loss					(338,573)			(338,573)
Total comprehensive loss	–	–	–	–	(338,573)	–	42	(338,531)
Balance at December 31, 2006	156	922,097	(5,721)	–	(720,857)	(12,342)	(132)	183,201
Stock option exercises	1	816						817
Share-based expense		7,542						7,542
Share-based award activity						(157)		(157)
Convertible notes converted into common stock		152						152
Directed share program transactions, net			169					169
Stock subscription receivable payments		(7)	286					279
Comprehensive loss:
Change in unrealized gain (loss) on available-for-sale investments							(13)	(13)
Foreign currency translation adjustment							311	311
Net loss					(267,428)			(267,428)
Total comprehensive loss	–	–	–	–	(267,428)	–	298	(267,130)
Balance at December 31, 2007	157	930,600	(5,266)	–	(988,285)	(12,499)	166	(75,127)
Stock option exercises	1	46						47
Share-based expense		12,238						12,238
Share-based award activity						(205)		(205)
Premium attributed to notes payable		37,884						37,884
Directed share program transactions, net			62					62
Stock subscription receivable payments			9					9
Comprehensive loss:
Change in unrealized gain (loss) on available-for-sale investments							(1)	(1)
Foreign currency translation adjustment							(1,073)	(1,073)
Net loss					(64,576)			(64,576)
Total comprehensive income (loss)	–	–	–	–	(64,576)	–	(1,074)	(65,650)
Balance at December 31, 2008	$158	$980,768	$(5,195)	$–	$(1,052,861)	$(12,704)	$(908)	$(90,742)

The accompanying notes are an integral part of these financial statements

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Note 1. Basis of Presentation and Significant Accounting Policies

NATURE OF OPERATIONS

Vonage Holdings Corp. (“Vonage”, “Company”, “we”, “our”, “us”) is incorporated as a Delaware corporation. We are a provider of broadband Voice over Internet Protocol (“VoIP”) telephone services to residential and small office and home office customers. We launched service in the United States in October 2002, in Canada in November 2004 and in the United Kingdom in May 2005.

We have incurred operating losses since our inception and have an accumulated deficit at December 31, 2008 of $1,052,861. Our primary source of funds to date has been through the issuance of equity and debt securities, including net proceeds from our initial public offering (“IPO”) in May 2006.

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

On an ongoing basis, we evaluate our estimates, including the following:

>

those related to the average period of service to a customer (the “customer relationship period”) used to amortize deferred revenue and deferred customer acquisition costs associated with customer activation. For 2006 and 2007, the estimated customer relationship period was 60 months. For 2008, due to the increase in churn, the customer relationship period was reduced to 48 months. In 2009, the customer relationship period will be further reduced to 44 months;

>	the useful lives of property and equipment and intangible assets; and

>

assumptions used for the purpose of determining share-based compensation using the Black-Scholes option model (“Model”), and on various other assumptions that we believed to be reasonable. The key inputs for this Model are stock price at valuation date, strike price for the option, the dividend yield, risk-free interest rate, life of option in years and volatility.

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

F- 8	VONAGE ANNUAL REPORT 2008

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The amortization of deferred customer equipment is recorded to direct cost of goods sold. The amortization of deferred rebates is recorded as a reduction of telephony services revenues. The amortization of deferred retailer commissions is recorded as marketing expense. For 2006 and 2007, the estimated customer relationship period was 60 months. For 2008, due to the increase in churn, the customer relationship period was reduced to 48 months. In 2009, the customer relationship period will be further reduced to 44 months based upon further analysis of historical trends.

In the United States, we charge regulatory recovery fees on a monthly basis to defray the costs associated with regulatory compliance and related litigation, E-911 compliance and to cover taxes that we are charged by the suppliers of telecommunications services. In addition, beginning on October 1, 2006, we began charging customers Federal Universal Service Fund (“USF”) fees, which were $54,444 for 2008, $44,782 for 2007 and $7,984 for 2006. We record these fees as revenues when billed.

A disconnect fee is charged if the customer disconnects their service within two years of activation. These disconnect fees are recorded at the time the customer disconnects service. Disconnect fee revenues amounted to $22,271 for 2008, $19,099 for 2007 and $15,150 for 2006.

Customer Equipment and Shipping Revenue

Customer equipment and shipping revenues consist of revenues from sales of customer equipment to wholesalers or directly to customers for replacement devices, or for upgrading their device at the time of customer sign-up for which we charge an additional fee. In addition, customer equipment and shipping revenues include the fees that customers are charged for shipping their customer equipment to them. Customer equipment and shipping revenues include sales to our retailers, who subsequently resell this customer equipment to customers. Revenues were reduced for payments to retailers and rebates to customers, who purchased their customer equipment through these retailers, to the extent of customer equipment and shipping revenues.

Direct Cost of Telephony Services

Direct cost of telephony services consists primarily of direct costs that we pay to third parties in order to provide telephony services. These costs include access and interconnection charges that we pay to other telephone companies to terminate domestic and international phone calls on the public switched telephone network. In addition, these costs include the cost to lease phone numbers, to co-locate in other telephone companies’ facilities, to provide enhanced emergency dialing capabilities to transmit 911 calls and to provide local number portability. These costs also include taxes that we pay on telecommunications services from our suppliers or imposed by government agencies such as Federal USF and royalties for use of third parties’ intellectual property (including patents referenced in the Verizon litigation). For 2008, 2007 and 2006, we paid $54,444, $44,782 and $7,984, respectively, in Federal USF costs. These costs do not include indirect costs such as depreciation and amortization, payroll and facilities costs. Our presentation of direct cost of telephony services may not be comparable to other similar companies.

Direct Cost of Goods Sold

Direct cost of goods sold consists primarily of costs that we incur when a customer signs up for our service. These costs include the cost of customer equipment for customers who subscribe through the direct sales channel in excess of activation fees. In addition, these costs include the amortization of deferred customer equipment, the cost of shipping and handling for customer equipment, the installation manual that accompanies the customer equipment and the cost of certain promotions.

Shipping and Handling

Revenue relating to shipping and handling is included in customer equipment and shipping revenue and amounted to $11,130 for 2008, $12,779 for 2007 and $14,182 for 2006. Costs related to shipping and handling are included in direct cost of goods sold and amounted to $14,215 for 2008, $13,469 for 2007 and $15,386 for 2006.

Advertising Costs

Advertising costs, which are included in marketing expense, are expensed as incurred and amounted to $170,686 for 2008, $196,651 for 2007 and $296,898 for 2006.

Development Expenses

Costs associated with the development of new services and changes to existing services are charged to operations as incurred and are included in selling, general and administrative expense.

Cash, Cash Equivalents and Marketable Securities

We maintain cash with several investment grade financial institutions. During 2008, due to the economic downturn in the banking industry and in anticipation of the use of cash on hand to repay a portion of our exiting convertible notes in November 2008, management decided to convert all marketable securities into cash. We currently keep our cash primarily in money market funds. For a portion of 2008 and in years prior to 2008, we invested our excess cash in money market funds and in highly liquid debt instruments of U.S. corporations, municipalities and the U.S. government and its agencies. All highly liquid investments with stated maturities of three months or less from date of purchase were classified as cash equivalents. Interest income was $3,236 for 2008, $17,582 for 2007 and $21,472 for 2006.

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

Software Costs

We capitalize certain costs, such as purchased software and internally developed software that we use for customer acquisition and customer care automation tools, in accordance with Statement of Position 98-1, Accounting for Costs of Computer Software Development or Obtained for Internal Use. Computer software is stated at cost less accumulated amortization and the estimated useful life is three years. Total computer software was $53,429 at December 31, 2008 and $29,277 at December 31, 2007, substantially all which were external costs. Accumulative amortization was $19,061 and $7,678 at December 31, 2008 and 2007, respectively. Amortization expense was $13,761, including $1,904 impairment, for 2008, $4,132 for 2007 and $1,252 for 2006.

Restricted Cash and Letters of Credit

Our credit card processors have established reserves to cover any exposure that they may have as we collect revenue in advance of providing services to our customers, which is a customary practice for companies that bill their customers in advance of providing services. As such, as of December 31, 2008, we provided our credit card processors with cash reserves of $22,023 and a cash collateralized letter of credit for $10,413. In addition, we have a cash collateralized letter of credit for $7,000 as of December 31, 2008 and December 31, 2007 related to lease deposits for our offices. The total amount of collateralized letters of credit was $17,562 and $17,254 at December 31, 2008 and December 31, 2007, respectively. In the aggregate, cash reserves and collateralized letters of credit of $39,585 and $38,928 were recorded as long-term restricted cash at December 31, 2008 and December 31, 2007, respectively.

Long-Lived Assets

We review the carrying values of our property and equipment for possible impairment whenever circumstances indicate the carrying amount of an asset may not be recoverable. An impairment loss is recognized to the extent the sum of the undiscounted estimated future cash flow expected to result from the use of the asset is less than the carrying value. In 2008 and 2007, we incurred an impairment loss of $1,762 and $1,374, respectively, for network equipment, computer hardware and other equipment. Impairments are recorded in the statement of operations as part of depreciation expense.

Debt Related Costs

Costs incurred in raising debt are deferred and amortized as interest expense using the effective interest method over the life of the debt. In connection with our financing transaction in November 2008, we recorded debt related costs of $12,019, which are being amortized over the life of the debt which is five years and seven years. Amortization expense related to these costs is included in interest expense in the consolidated statements of operations and was $478 for 2008. Accumulated amortization of debt related costs was $478 at December 31, 2008.

Costs of $9,935 in connection with our December 2005 and January 2006 issuance of convertible notes was deferred and amortized as interest expense through September 30, 2007 over the five-year term of the notes. Although the notes mature in December 1, 2010, they could have been put to us on December 16, 2008. In the fourth quarter of 2007, the rate of amortization was accelerated so that only one third of the original deferred financing costs remained to be amortized in 2008. Amortization expense related to these costs was included in interest expense in the consolidated statements of operations and was $2,758, $4,689 and $1,999 in 2008, 2007 and 2006, respectively. Additionally, the unamortized portion of $414 at the time the convertible notes (“Previous Convertible Notes”) were repaid was included in loss on early extinguishment of notes in our consolidated statement of operations for 2008.

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

F- 10	VONAGE ANNUAL REPORT 2008

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Foreign Currency

Generally, the functional currency of our non-U.S. subsidiaries is the local currency. The financial statements of these subsidiaries are translated to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs and expenses. Translation gains and losses are deferred and recorded in accumulated other comprehensive loss as a component of stockholders’ equity. We recorded a net translation loss of $1,073 in 2008 and $311 of net translation gains in 2007. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. We recognized a net loss of $315 and $27 for 2008 and 2006, respectively, and a net gain of $56 for 2007 resulting from foreign exchange transactions.

Comprehensive Loss

Comprehensive loss consists of net loss and other comprehensive items. Other comprehensive items include foreign currency translation adjustments and unrealized losses on available for sale investments. Assets and liabilities of foreign operations are translated at the period-end exchange rate and revenue and expense amounts are translated at the average rates of exchange prevailing during the period. At December 31, 2008, accumulated other comprehensive loss in our consolidated balance sheet represents $908 for cumulative translation loss. At December 31, 2007, accumulated other comprehensive income in our consolidated balance sheet included $165 for cumulative translation gain and $1 for unrealized gain on investments.

Certain Risks and Concentrations

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, marketable securities and accounts receivable. They are subject to fluctuations in both market value and yield based upon changes in market conditions, including interest rates, liquidity, general economic conditions and conditions specific to the issuers. Cash equivalents currently consist of money market instruments. During 2008, due to the economic downturn in the banking industry and in anticipation of the use of cash on hand to repay a portion of our Previous Convertible Notes in November 2008, management decided to convert all of our marketable securities into cash. For 2007 and prior, marketable securities consisted primarily of money market instruments, U.S. corporate bonds, auction rate securities and U.S. government notes. Accounts receivable are typically unsecured and are derived from revenues earned from customers primarily located in the United States. By collecting subscription fees in advance, we are able to minimize our accounts receivable and bad debt exposure. If a customer’s credit card, debit card or ECP is declined, we generally suspend international calling capabilities as well as their ability to incur domestic usage charges in excess of their plan minutes. If the customer’s credit card, debit card or ECP cannot be successfully processed during the current and two subsequent month’s billing cycle, we will terminate the account. In addition, we automatically charge any per minute fees to our customers’ credit card, debit card or ECP monthly in arrears. To further mitigate our bad debt exposure, a customer’s credit card, debit card or ECP will be charged in advance of their monthly billing if their international calling or overage charges exceed a certain dollar threshold.

Patents

Patent rights acquired in the settlement of litigation or by direct purchase are accounted for based upon the fair value of assets received.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value because of their short maturities. The carrying amounts of our capital leases approximate fair value of these obligations based upon management’s best estimates of interest rates that would be available for similar debt obligations at December 31, 2008 and December 31, 2007. We believe the fair value of our debt at December 31, 2008 was approximately the same as its carrying amount since the Financing recently occurred.

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

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The following shares were excluded from the calculation of diluted earnings per common share because of their anti-dilutive effects:

	For the Years Ended December 31,
	2008	2007	2006
Common stock warrants	514	3,085	3,085
Convertible notes (1)	—	17,824	17,835
Convertible notes (2)	62,069	—	—
Restricted stock units	3,100	3,104	1,912
Employee stock options	29,227	18,257	17,004
	94,910	42,270	39,836

(1)

In December 2005 and January 2006, we issued $249,919 aggregate principal amount of our Previous Convertible Notes due December 1, 2010. The first interest payment on the Previous Convertible Notes of $3,645 was paid in-kind. In November 2008, we completed a financing transaction consisting of (i) a $130,300 first lien senior facility, (ii) a $72,000 second lien senior facility and (iii) the sale of $18,000 of convertible notes. The proceeds from the financing plus cash on hand were used to repurchase the Previous Convertible Notes. The share amounts in 2007 and 2006 are related to the Previous Convertible Notes.

(2)	The share amount in 2008 is related to our convertible notes issued in November 2008.

Share-Based Compensation

We account for share-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”). Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the stock award using the accelerated method.

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The adoption of EITF 07-5 will not have an impact on our consolidated financial position and results of operations.

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

In April 2008, the FASB issued FSP No. 142-3 (“FSP 142-3”), “Determination of the Useful Life of Intangible Assets.” FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. Since this guidance will be applied prospectively, on adoption, there will be no impact to our current consolidated financial statements.

In March 2008, the FASB, affirmed the consensus of FASB Staff Position (FSP) Accounting Principles Board Opinion No. 14-1 (APB 14-1), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which applies to all convertible debt instruments that have a net settlement feature; which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. FSP APB 14-1 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuer’s nonconvertible debt borrowing rate. Previous guidance provided for accounting for this type of convertible debt instrument entirely as debt. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of FSP APB 14-1 will not have an impact on our financial statements.

F- 12	VONAGE ANNUAL REPORT 2008

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

In February 2008, the FASB issued FASB FSP 157-2, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, we adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

Note 2. Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities consist of the following:

	December 31,
	2008	2007
Cash and cash equivalents	$46,134	$71,542
Marketable securities:
Restricted cash	–	546
U.S. corporate bonds	–	28,599
Auction rate securities	–	40,350
Certificate of deposits	–	4,991
U.S. government notes	–	5,456
Total marketable securities	–	79,942
Total cash, cash equivalents and marketable securities	$46,134	$151,484

Since all of our marketable securities were converted to cash in 2008, there was no unrealized gain or loss at December 31, 2008. We had a gross unrealized gain of $1 at December 31, 2007. There was a gross unrealized loss of $1 and a gross unrealized loss of $13 for the year ended December 31, 2008 and 2007, respectively.

Note 3. Property and Equipment

	December 31,
	2008	2007
Building (under capital lease)	$25,709	$25,709
Network equipment and computer hardware	104,888	99,075
Leased equipment	–	371
Leasehold improvements	42,125	41,745
Furniture	10,887	11,700
Vehicles	316	304
Displays	262	330
	184,187	179,234
Less: accumulated depreciation and amortization	(85,895)	(60,568)
Net property and equipment	$98,292	$118,666

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Related depreciation and amortization expense was $32,035, which included asset impairment for network equipment of $747, for hardware of $398, for closing out Kiosk locations of $374 and other equipment of $243, in 2008, $29,442, which included asset impairment of $947 for network equipment and $427 for hardware in 2007 and $21,456 in 2006. Included in depreciation and amortization expense for 2008, 2007 and 2006 was $2,199, $2,368 and $2,304 related to capital leases, respectively.

Note 4. Intangible Assets

	December 31,
	2008	2007
Patents for compression of packetized digital signal	$5,268	$5,268
License to use Sprint’s portfolio of Voice over Packet patents	5,500	5,500
Trademark	560	–
	11,328	10,768
Less: accumulated amortization	(5,928)	(3,112)
Net intangible assets	$5,400	$7,656

Patents

In June 2006, we purchased three patents related to the compression of packetized digital signals commonly used in VoIP technology at a cost of $5,268. In July 2006, we began amortizing the cost of these patents over their estimated useful lives of 2.7 years. Amortization expense was $1,938 for the years ended December 31, 2008 and 2007, and $968 for 2006, respectively. Amortization for 2009 will be $424.

In October 2007, in connection with the settlement of our patent litigation with Sprint, we acquired a license to use Sprint’s portfolio of “Voice over Packet” patents. The fair value assigned to these patents was $5,500. We began amortizing the cost of these patents in October 2007 over their patent lives of 6.6 years. Amortization expense was $825 and $206 for the year ended December 31, 2008 and 2007, respectively. Annual amortization will be approximately $825.

Trademark

In April 2008, in connection with the settlement of a trademark dispute, we acquired the right to use the trademark in question. The fair value assigned to the trademark was $560. This trademark is being amortized over its remaining life of 8 years. Amortization expense was $52 for the year ended December 31, 2008. Annual amortization will be approximately $70.

Note 5. Accrued Expenses

	December 31,
	2008	2007
Marketing	$14,482	$13,858
Compensation and related taxes and temporary labor	14,776	18,164
Telecommunications	10,614	12,481
Professional fees	3,439	3,136
Litigation	5,343	6,688
Taxes and fees	14,313	18,337
Customer credits	2,172	2,458
Inventory	874	4,600
Credit card fees	549	323
Accrued interest	3,350	1,120
Other accruals	3,570	3,195
	$73,482	$84,360

F- 14	VONAGE ANNUAL REPORT 2008

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Note 6. Income Taxes

The following table summarizes deferred taxes resulting from differences between financial accounting basis and tax basis of assets and liabilities.

	December 31,
	2008	2007
Current assets and liabilities:
Deferred revenue	$21,405	$15,947
Accounts receivable and inventory allowances	1,309	1,903
Accrued expenses	4,253	7,330
Debt original issue discount	(2,027)	–
Debt related costs	1,417	–
	26,357	25,180
Valuation allowance	(26,357)	(25,180)
Net current deferred tax asset	$–	$–

Non-current assets and liabilities:
Depreciation and amortization	$(1,141)	$(5,227)
Accrued expenses	7,408	9,546
Research and development tax credit	469	469
Stock option compensation	17,059	12,233
Capital leases	(772)	(356)
Deferred revenue	7,732	12,981
Debt original issue discount	(9,112)	–
Debt related costs	6,564	–
Net operating loss carryforward	331,983	327,965
	360,190	357,611
Valuation allowance	(360,190)	(357,611)
Net non-current deferred tax asset	$–	$–

We have net losses for financial reporting purposes. Recognition of deferred tax assets will require generation of future taxable income. There can be no assurance that we will generate sufficient taxable income in future years. Therefore, we established a valuation allowance on net deferred tax assets of $386,547 as of December 31, 2008 and $382,791 as of December 31, 2007.

The components of loss before income tax expense are as follows:

	For the Years Ended December 31,
	2008	2007	2006
United States	$(59,475)	$(242,030)	$(302,278)
Foreign	$(4,423)	(25,216)	(36,510)
	$(63,898)	$(267,246)	$(338,788)

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The components of the income tax expense are as follows:

	For the Years Ended December 31,
	2008	2007	2006
Current:
State and local taxes	$(678)	$(182)	$215
Foreign	–	–	–
Federal
	$(678)	$(182)	$215
Deferred:
State and local taxes	$–	$–	$–
Foreign	–	–	–
Federal	–	–	–
	$–	$–	$–

	$(678)	$(182)	$215

The reconciliation between the U.S. statutory federal income tax rate and the effective rate is as follows:

	For the Years Ended December 31,
	2008		2007		2006
U.S. Federal statutory tax rate	(34%	)	(34%	)	(34%	)
State and local taxes	(4%	)	(5%	)	(5%	)
Sale of net operating loss carryforwards	(1%	)	(1%	)	(1%	)
Valuation reserve for income taxes	40%		40%		40%
Effective tax rate	1%		0%		0%

As of December 31, 2008, we had net operating loss carryforwards for U.S. federal and state tax purposes of $765,748 and $726,521, respectively, expiring at various times from years ending 2020 through 2028. In addition, we had net operating loss carryforwards for Canadian tax purposes of $56,161 expiring through 2027. We also had net operating loss carryforwards for United Kingdom tax purposes of $33,409 with no expiration date.

Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change of control net operating loss carry forward and other pre-change tax attributes against its post-change income may be limited. The Section 382 limitation is applied annually so as to limit the use of our pre-change net operating loss carryforwards to an amount that generally equals the value of our stock immediately before the ownership change multiplied by a designated federal long-term tax-exempt rate. In addition, we may be able to increase the base Section 382 limitation amount during the first five years following the ownership change to the extent it realizes built-in gains during that time period. A built-in gain generally is gain or income attributable to an asset that was held at the date of the ownership change and that had a fair market value in excess of the tax basis at the date of the ownership change. Section 382 provides that any unused Section 382 limitation amount can be carried forward and aggregated with the following year’s available net operating losses. Due to the cumulative impact of our equity issuances over the three year period ended April 2005, a change of ownership occurred upon the issuance of our previously outstanding Series E Preferred Stock at the end of April 2005. As a result, $171,147 of the total U.S. net operating losses will be subject to an annual base limitation of $39,374. As noted above, we believe we may be able to increase the base Section 382 limitation for built-in gains during the first five years following the ownership change.

We participated in the State of New Jersey’s corporation business tax benefit certificate transfer program, which allows certain high technology and biotechnology companies to transfer unused New Jersey net operating loss carryovers to other New Jersey corporation business taxpayers. During 2003 and 2004, we submitted an application to the New Jersey Economic Development Authority, or EDA, to participate in the program and the application was approved. The EDA then issued a certificate certifying our eligibility to participate in the program. The program requires that a purchaser pay at least 75% of the amount of the surrendered tax benefit. In tax years 2008, 2007 and 2006, we sold approximately, $10,051, $8,488 and $6,493, respectively, of our New Jersey state net operating loss carryforwards for a recognized benefit of approximately $605 in 2008, $649 in 2007 and $496 in 2006. Collectively, all transactions represent approximately 85% of the surrendered tax benefit each year and have been recognized in the year received.

F- 16	VONAGE ANNUAL REPORT 2008

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Note 7. Long-Term Debt

A schedule of long-term debt at December 31, 2008 and 2007 is as follows:

	December 31,
	2008	2007
5% Previous Convertible Notes—due 2010	$–	$253,320
16% First Lien Senior Facility—due 2013, net of discount	104,459	–
20% Second Lien Senior Facility—due 2015, net of discount	69,708	–
20% Third Lien Convertible Notes—due 2015	18,580	–

At December 31, 2008, future payments under long-term debt obligations over each of the next five years and thereafter are as follows:

	First Lien Senior Facility	Second Lien Senior Facility	Third Lien Convertible Notes
2009	$1,303	$–	$–
2010	1,303	–	–
2011	4,235	–	–
2012	13,030	–	–
2013	110,103	1,800	–
Thereafter	–	70,200	18,000
Minimum future payments of principal	129,974	72,000	18,000
Plus accreted interest	–	2,320	580
Less unamortized discount	24,212	4,612
Current portion	1,303	–	–
Long-term portion	$104,459	$69,708	$18,580

December 2005 and January 2006 Convertible Notes Financing

In December 2005 and January 2006, we issued $249,919 aggregate principal amount of Previous Convertible Notes due December 1, 2010. We used the proceeds from the offering of the Previous Convertible Notes for working capital and other general corporate purposes (including the funding of our operating losses).

Since the holders were able to require us to repurchase all or any portion of the Previous Convertible Notes on December 16, 2008 at a price in cash equal to 100% of the principal amount of the previous convertible notes plus any accrued and unpaid interest and late charges, the Previous Convertible Notes were classified as a current liability on the December 31, 2007 balance sheet.

At our option, we were able to pay interest on the previous convertible notes in cash or in kind. If we paid in cash, interest accrued at a rate of 5% per annum and was payable quarterly in arrears. If we paid in kind, the interest accrued at a rate of 7% per annum and was payable quarterly in arrears. Interest paid in kind will increase the principal amount outstanding and will thereafter accrue interest during each period. The first interest payment made on March 1, 2006 was paid in kind in the amount of $3,645. All subsequent interest payments of approximately $3,100 were paid in cash.

We evaluated the provisions of the Previous Convertible Notes periodically to determine whether any of the provisions would be considered embedded derivatives that would require bifurcation under Statement of Financial Accounting Standards No. 133, (“Accounting for Derivative Instruments and Hedging Activities”) (“SFAS No. 133”). Because the shares of Common Stock underlying the Previous Convertible Notes had not been registered for resale at the time of issuance, they were not readily convertible to cash. Thus, the conversion option did not meet the net settlement requirement of SFAS No. 133 and would not be considered a derivative if freestanding. Accordingly, the Previous Convertible Notes did not contain an embedded conversion feature that must be bifurcated. In November 2006, the underlying shares of Common Stock were registered, which satisfied the net settlement required under SFAS No. 133. However, in accordance with FSP EITF 00-19-2, which we adopted on October 1, 2006, contingently payable registration payment arrangements are no longer considered part of the related financial instruments and are only recognized when payment is probable and the amount is reasonably

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

estimable. We evaluated the registration payment arrangement in the Previous Convertible Notes in accordance with SFAS No. 5 and concluded that the likelihood of having to make a registration payment was not probable. As such, no amounts have been recorded in the financial statements with respect to the registration payment arrangement. We identified certain other embedded derivatives and concluded their value was de minimis.

Since the Previous Convertible Notes issued in December 2005 and January 2006 did not contain an embedded conversion feature that required bifurcation, we evaluated the conversion feature to determine if it was a beneficial conversion feature under EITF 98-5 and 00-27. The conversion price equaled the fair value of the underlying Common Stock. As such, there was no beneficial conversion feature for those issuances. For the Previous Convertible Notes issued on March 1, 2006 for the payment of interest in kind, the fair market value of the underlying Common Stock exceeded the conversion price. Accordingly, in March 2006 we recorded the intrinsic value of the beneficial conversion feature on 256 shares in the amount of $214 as a discount to the Previous Convertible Notes with an offsetting amount increasing additional paid-in-capital. This beneficial conversion feature was amortized to interest expense over the remaining life of the Previous Convertible Notes on our consolidated statement of operations using the effective interest method. The amortization for the year ended December 31, 2008, 2007 and 2006 was $108, $42 and $32, respectively. The unamortized portion of $32 at the time the Previous Convertible Notes were repaid was included in loss on early extinguishment of notes in our consolidated statement of operations for 2008.

November 2008 Financing

On October 19, 2008, we entered into definitive agreements (collectively, the “Credit Documentation”) for a financing consisting of (i) a $130,300 senior secured first lien credit facility (the “First Lien Senior Facility”), (ii) a $72,000 senior secured second lien credit facility (the “Second Lien Senior Facility”) and (iii) the sale of $18,000 of our 20% senior secured third lien notes due 2015 (the “Convertible Notes” and, together with the First Lien Senior Facility and the Second Lien Senior Facility, the “Financing”). The funding for this transaction was completed on November 3, 2008.

The co-borrowers under the Financing are Vonage Holdings Corp. and Vonage America Inc., its wholly owned subsidiary. Obligations under the Financing are guaranteed, fully and unconditionally, by our other U.S. subsidiaries (together with the borrowers, the “Credit Parties”), and may in the future be guaranteed by Vonage Limited, a United Kingdom subsidiary of Vonage Holdings Corp.

The lenders under the First Lien Senior Facility and the Second Lien Senior Facility and the purchasers of the Convertible Notes were Silver Point Finance, LLC (“Silver Point”), certain of its affiliates, other third parties and affiliates of the Company.

We used the net proceeds of the Financing of $213,133 ($220,300 principal amount less original issue discount of $7,167) plus $40,327 of cash on hand, to repurchase $253,460 of our Previous Convertible Notes in a tender offer that expired on November 3, 2008. For holders of the new debt who were also holders of the Previous Convertible Notes, we recorded a loss on early extinguishment of notes of $30,570 on $174,263 of the repurchase in accordance with EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”. For this $174,263 of the Financing, the First Lien Senior Facility, Second Lien Senior Facility and Convertible Notes were recorded at fair market value of $183,935 with $85,184 allocated to the First Lien Senior Facility, $54,620 allocated to the Second Lien Senior Facility and $44,131 allocated to the Convertible Notes. The excess of the fair market value of the Financing over the Previous Convertible Notes of $9,672, plus $20,452 in fees paid to the holders of the Previous Convertible Notes, $414 of unamortized debt related costs on the Previous Convertible Notes and $32 of unamortized beneficial conversion related to the Previous Convertible Notes comprised the $30,570.

For the remaining $46,037 of the Financing, since many of the purchasers purchased more than one component of the Financing, we allocated the net proceeds of $44,543 (reflects reduction of $1,494 for the portion of $7,167 discount attributed to $46,037) to the First Lien Senior Facility, Second Lien Senior Facility and Convertible Notes based upon their relative fair values with $20,138 allocated to the First Lien Senior Facility, $12,652 allocated to the Second Lien Senior Facility and $11,753 allocated to the Convertible Notes.

For the First Lien Senior Facility, an aggregate value of $105,322 or a discount of $24,978 was recorded. This discount will be amortized to interest expense over the life of the loan using the effective interest method. The amortization for the year ended December 31, 2008 was $766.

For the Second Lien Senior Facility, an aggregate value of $67,273 or a discount of $4,727 was recorded. This discount will be amortized to interest expense over the life of the loan using the effective interest method. The amortization for the year ended December 31, 2008 was $116.

For the Convertible Notes, an aggregate value of $55,884 or a premium of $37,884 was recorded. Given the magnitude of the premium, this amount was recorded as additional-paid-in capital as prescribed in APB Opinion No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”.

The following descriptions summarize the material terms of the Financing as provided in the Credit Documentation.

First Lien Senior Facility

The loans under the First Lien Senior Facility will mature in October 2013. Principal amounts under the First Lien Senior Facility are repayable in quarterly installments of $326 for each quarter ending December 31, 2008 through

F- 18	VONAGE ANNUAL REPORT 2008

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

September 30, 2011 and $3,258 for each quarter ending December 31, 2011 through September 30, 2013, with the balance due in October 2013.

Amounts under the First Lien Senior Facility, at our option, bear interest at:

>

the greater of 4.00% and LIBOR plus, in either case, 12.00%, payable on the last day of each relevant interest period or, if the interest period is longer than three months, each day that is three months after the first day of the interest period and the last day of such interest period, or

>

the greater of 6.75% and the higher of (i) the rate quoted in The Wall Street Journal, Money Rates Section as the Prime Rate as in effect from time to time and (ii) the federal funds effective rate from time to time plus 0.50% plus, in either case, 11.00%, payable on the last day of each month in arrears.

Certain events could trigger prepayment obligations under the First Lien Senior Facility. If we have more than $75,000 of specified unrestricted cash in any quarter after January 1, 2009, we may be obligated to prepay without premium certain amounts. To the extent we obtain proceeds from asset sales, insurance/condemnation recoveries or extraordinary receipts, certain prepayments may be required that will be subject to a premium of 8% in year 1, 7% in year 2, 6% in year 3, 5% in year 4 and 3% in the first 9 months of year 5 and no premium thereafter. In addition, any voluntary prepayments or any mandatory prepayments that may be required from proceeds of debt and equity issuances will be subject to a make-whole during the first three years, and thereafter a premium of 5% in year 4 and 3% in the first 9 months of year 5, with the First Lien Senior Facility callable at par thereafter.

Second Lien Senior Facility

The loans under the Second Lien Senior Facility will mature in October 2015. Principal amounts under the Second Lien Senior Facility will be repayable in quarterly installments of $1,800 commencing the later of: (i) the last day of the fiscal quarter after payment-in-full of amounts under the First Lien Senior Facility and (ii) December 31, 2012, with the balance due in October 2015. Amounts under the Second Lien Senior Facility bear interest at 20% payable quarterly in arrears and payable in kind, or PIK, beginning December 31, 2008 until the third anniversary of the effective date and thereafter 20% payable quarterly in arrears in cash. If the First Lien Senior Facility has not been refinanced in full by the third anniversary of the effective date, then until such refinancing has occurred 70% of the interest due will be payable in cash with the balance payable in PIK.

After payment-in-full of amounts under the First Lien Senior Facility or in the event mandatory payments are waived by lenders under the First Lien Senior Facility, the Second Lien Senior Facility will be subject to prepayment obligations and premiums consistent with those for the First Lien Senior Facility. Voluntary prepayments for the Second Lien Senior Facility may be made at any time subject to a make-whole.

Third Lien Convertible Notes

The Convertible Notes will mature in October 2015. Subject to conversion, repayment or repurchase of the Convertible Notes, amounts under the Convertible Notes bear interest at 20% that accrues and compounds quarterly until October 30, 2011 at which time such accrued interest may be paid in cash. Any accrued interest not paid in cash on such date will continue to bear interest at 20% that accrues and compounds quarterly and is payable in cash on the maturity date of the Convertible Notes. After October 30, 2011, principal on Convertible Notes will bear interest at 20% payable quarterly in arrears in cash. However, if the First Lien Senior Facility has not been refinanced in full by October 31, 2011, then until such refinancing occurs, the cash interest will be capped at 14% with the balance of 6% accruing and compounding interest quarterly at 20%, to be paid in cash on the maturity date of the Convertible Notes.

Subject to specific limitations and the right of holders to convert prior to such time, we may cause the automatic conversion of the Convertible Notes into common stock on or after the third anniversary of the issue date. The amount of Convertible Notes that will be subject to our automatic conversion right will depend on our stock price: (i) if a 30-day volume-weighted average price of our common stock is greater than $3.00 per share, then not less than $12,000 principal amount of the Convertible Notes must remain outstanding after the conversion, (ii) if a 30-day volume-weighted average price of our common stock is greater than $4.50 per share, then not less than $6,000 principal amount of the Convertible Notes must remain outstanding after the conversion and (iii) if a 30-day volume-weighted average price of our common stock is greater than $6.00 per share, then we may cause the mandatory conversion of up to all of the then-outstanding Convertible Notes.

Subject to customary anti-dilution adjustments (including triggers upon the issuance of common stock below the market price of the common stock or the conversion price of the Convertible Notes), the Convertible Notes will be convertible into shares of our common stock at a rate equal to 3,448.2759 shares for each $1,000 principal amount of Convertible Notes, or approximately $0.29 per share. A permanent increase in the conversion rate, resulting in the issuance of additional shares, may occur if a fundamental change occurs.

The issuance and sale of the Convertible Notes was not registered under the Securities Act of 1933, and the Convertible Notes may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Under a registration rights agreement, we filed a shelf registration statement with the Securities and Exchange Commission covering resale of the shares of common stock issuable upon conversion of the convertible notes and any shares of common stock held by Silver Point and its affiliates that was declared effective on December 19, 2008.

We evaluated the provisions of the Convertible Notes and determined some of the provisions would be considered embedded derivatives that might require bifurcation under

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

SFAS No. 133; however, in the context of EITF 00-19 these provisions would be considered equity if freestanding and thus not require bifurcation.

Security

Amounts borrowed under the Financing are secured by substantially all of the assets of the Credit Parties. The collateral secures the First Lien Senior Facility on a first lien basis, the Second Lien Senior Facility on a second lien basis and the Convertible Notes on a third lien basis, subject to an intercreditor agreement.

Commencing October 1, 2009, all specified unrestricted cash above $30,000, subject to certain adjustments, will be swept into a concentration account (the “Concentration Account”), and until the balance in the Concentration Account is at least equal to $30,000, we may not access or make any withdrawals from the Concentration Account. Thereafter, with limited exceptions, we will have the right to withdraw funds from the Concentration Account in excess of $30,000.

Other Terms and Conditions of the Financing

The Credit Documentation includes customary representations and warranties of the Credit Parties. In addition, Credit Documentation for the Financing contains affirmative and negative covenants that affect, and in many respects may significantly limit or prohibit, among other things, the Credit Parties’ ability to incur, prepay, refinance or modify indebtedness; enter into acquisitions, investments, sales, mergers, consolidations, liquidations and dissolutions; invest in foreign subsidiaries, repurchase and redeem stock; modify material contracts; engage in transactions with affiliates and 5% stockholders; change lines of business; and make marketing expenditures under contracts with a duration in excess of one year that exceed (i) $95,000 until December 31, 2009 and (ii) for each quarter thereafter, an amount equal to 20% of consolidated pre-marketing operating income for the four quarters immediately preceding such quarter. Board approval must be obtained for any long-term commitment or series of related long-term commitments that would result in aggregate marketing expenditures by any of the Credit Parties of more than $25,000 during the term of the Financing. In addition, we must comply with certain financial covenants, which include a total leverage ratio, senior lien leverage ratios, minimum consolidated adjusted EBITDA, a fixed charge coverage ratio, maximum consolidated capital expenditures, minimum consolidated liquidity and minimum consolidated pre-marketing operating income. As of December 31, 2008, we were in compliance with all covenants, including financial covenants, under the Credit Documentation.

The Credit Documentation contains events of default that may permit acceleration of the debt under the Credit Documentation and a default interest rate of 3% above the interest rate which would otherwise be applicable. If an event of default has occurred, and the debt under the Financing becomes due and payable as a result, such payment will be subject to a make-whole (or the prepayment premium, if applicable to the First Lien Senior Facility in years 4 and 5) and, in the case of the Convertible Notes, liquidated damages payable in the form of shares of common stock for any loss of the option to convert in whole or in part. Conversion rights will continue to exist while the Convertible Notes are outstanding notwithstanding acceleration or maturity, including as a result of a voluntary or involuntary bankruptcy.

Silver Point is entitled to customary board observation rights so long as it beneficially owns at least $4,000 of Convertible Notes or the equivalent number of shares of common stock of the Company based on the applicable conversion rate for the Convertible Notes then in effect. The written approval of Silver Point, as administrative agent, which may not be unreasonably withheld, is required for the Company to complete certain legal settlements.

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

F- 20	VONAGE ANNUAL REPORT 2008

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

been allocated to such participant in connection with our IPO. In the weeks following the IPO, certain participants in the DSP that had been allocated shares failed to pay for and accept delivery of such shares. As a result of this failure and as part of the indemnification obligations, we acquired from the Underwriters or their affiliates 1,056 shares of our common stock which had an aggregate fair market value of $11,723. These shares were recorded as treasury stock on the consolidated balance sheet using the cost method. We do not anticipate making any further purchases of securities pursuant to our indemnification obligations under the Underwriting Agreement. Because we are pursuing the collection of monies owed from the DSP participants who failed to pay for their shares, we recorded a stock subscription receivable of $6,110 representing the difference between the aggregate IPO price value of the unpaid DSP shares and the $11,723 we paid for these shares. As of December 31, 2008, the stock subscription receivable balance was $5,195.

In the second half of 2006, we reimbursed $6,110 of the indemnification obligation due to the Underwriters in accordance with the Underwriting Agreement. Through December 31, 2008, we received $915 in payments from certain participants in the DSP that had been allocated shares and failed to pay for such shares. Along with our outside legal counsel, we are currently seeking to collect the remaining uncollected balances from DSP participants through the Financial Industry Regulatory Authority dispute resolution process.

Warrants

On April 17, 2002, Vonage’s principal stockholder and Chairman received a warrant to purchase 514 shares of Common Stock at an exercise price of $0.70 per share and that expires on June 20, 2012 in connection with a loan to us. This loan was subsequently converted into Series A Preferred Stock.

In connection with $20,000 of notes payable from our principal stockholder and Chairman in 2003, we issued a warrant to purchase Series A-2 preferred stock, which automatically converted into the right to purchase 2,571 of common stock upon our IPO with an exercise price of $1.40 per share that is included in our consolidated balance sheet under additional paid-in capital. This warrant expired on October 1, 2008.

Note 9. Employee Benefit Plans

Share-Based Compensation

Our stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. Currently, we grant options from our 2006 Incentive Plan. Our 2001 Stock Incentive Plan was terminated by our board of directors in 2008. As such, share-based awards are no longer granted under the 2001 Stock Incentive Plan. Under the 2006 Incentive Plan, share-based awards can be granted to all employees, including executive officers, outside consultants and non-employee directors. Vesting periods for share-based awards for employees are generally four years under both plans. Awards granted under each plan expire in five or 10 years from the effective date of grant.

The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model. The assumptions used to value options are as follows:

	2008	2007	2006
Risk-free interest rate	1.24-3.23%	3.27-5.04%	4.55-5.10%
Expected stock price volatility	66.29-86.83%	39.4-48.61%	50.18-52.50%
Dividend yield	0.00%	0.00%	0.00%
Expected life (in years)	3.75-6.25	3.75-6.90	7.70-8.90

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Beginning January 1, 2006, we estimated the volatility of our stock using historical volatility of comparable public companies in accordance with guidance in SFAS 123(R) and Staff Accounting Bulletin No. 107 (“SAB 107”), since we had a short historical volatility. Beginning in the first quarter of 2008, we used the historical volatility of our common stock to measure expected volatility for future option grants.

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

2001 Stock Incentive Plan

In February 2001, we adopted the 2001 Stock Incentive Plan, which is an amendment and restatement of the 2000 Stock Incentive Plan of MIN-X.COM, INC. The 2001 Stock Incentive Plan provides for the granting of options or restricted stock awards to our officers, directors and employees. The objectives of the 2001 Stock Incentive Plan include attracting and retaining personnel, providing for additional performance incentives, and promoting our success by providing employees the opportunity to acquire stock. During 2005, the number of shares authorized for issuance pursuant to options or restricted stock awards was increased from 7,503 to 28,286. In management’s opinion, all stock options were granted with an exercise price at or above the fair market value of our common stock at the date of grant with the exception of a grant in 2005 for 125 shares. Initially, we recorded deferred compensation in 2005 related to this option grant. On January 1, 2006, we reversed the remaining deferred compensation balance in accordance with SFAS 123(R). There weren’t any options available for future grant under the 2001 Stock Incentive Plan since our board of directors terminated the plan in 2008.

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

The maximum number of shares of our common stock that are authorized for issuance under our 2006 Incentive Plan is determined under a formula set forth in the plan, and is equal to approximately 17.65% of the number of shares that are issued and outstanding from time to time. Shares issued under the plan may be authorized and unissued shares or may be issued shares that we have reacquired. Shares covered by awards that are forfeited, cancelled or otherwise expire without having been exercised or settled, or that are settled by cash or other non-share consideration, will become available for issuance pursuant to a new award. Shares that are tendered or withheld to pay the exercise price of an award or to satisfy tax withholding obligations will not be available for issuance pursuant to new awards. At December 31, 2008, 4,903 shares were available for future grant under the 2006 Stock Incentive Plan.

F- 22	VONAGE ANNUAL REPORT 2008

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The following table summarizes the activity under both of our Stock Incentive Plans:

(Shares and Intrinsic Value in Thousands)	Number of Shares	Range of Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
Awards outstanding at December 31, 2005	13,372	$0.70 - $35.00	$5.88
Granted	7,547	$0.00 - $18.00	$9.70			$7.89
Exercised	(339)	$0.00 - $7.42	$1.27		$2,529	$0.55
Canceled	(1,664)	$0.00 - $35.00	$8.54			$4.20
Awards outstanding at December 31, 2006	18,916	$0.00 - $35.00	$7.25	7.7		$4.09
Granted	10,999	$0.00 - $6.94	$2.53			$2.01
Exercised	(1,034)	$0.00 - $1.76	$0.79		$2,442	$2.48
Canceled	(7,520)	$0.00 - $35.00	$6.15			$4.46
Awards outstanding at December 31, 2007	21,361	$0.00 - $35.00	$5.53	5.6	$10,244	$2.97
Granted	16,875	$0.00 - $2.21	$1.45			$1.05
Exercised	(832)	$0.00 - $1.76	$0.06		$1,102	$3.11
Canceled	(5,072)	$0.00 - $35.00	$5.07			$3.22
Awards outstanding at December 31, 2008	32,332	$0.00 - $35.00	$3.61	6.5	$2,050	$1.93
Shares exercisable at December 31, 2008	10,886	$0.00 - $35.00	$6.28	5.7	$–	$2.56
Unvested shares at December 31, 2007	12,559	$0.00 - $18.00	$4.56	5.4	$7,880	$3.00
Unvested shares at December 31, 2008	21,446	$0.00 - $18.00	$2.26	6.9	$1,999	$1.61

The weighted average grant date fair value of options granted was $1.05, $2.01 and $7.89 for the years ended December 31, 2008, 2007 and 2006, respectively.

Total share-based compensation expense recognized for the years ended December 31, 2008, 2007 and 2006 was $12,238, $7,542 and $26,980, respectively, which were recorded to selling, general and administrative expense in the consolidated statement of operations. As of December 31, 2008, total unamortized share-based compensation was $14,592, which is expected to be amortized over the remaining vesting period of each grant, up to the next 48 months. Compensation costs for all share-based awards are recognized using the ratable single-option approach on an accrual basis and are amortized using an accelerated amortization schedule. Restricted stock and restricted stock unit activity under our 2006 Incentive Plan was as follows:

(Shares in Thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Awards outstanding at December 31, 2005	–
Granted	1,986	$6.50
Exercised	(7)	$8.51	$49
Canceled	(67)	$6.49
Awards outstanding at December 31, 2006	1,912	$6.49
Granted	3,130	$2.40
Exercised	(364)	$6.42	$847
Canceled	(1,574)	$4.68
Awards outstanding at December 31, 2007	3,104	$3.33	$7,139
Granted	1,747	$1.91
Exercised	(786)	$3.28	$1,059
Canceled	(960)	$2.92
Awards outstanding at December 31, 2008	3,105	$2.67	$2,050

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The weighted average grant date fair value of restricted stock and restricted stock units granted was $1.91, $2.40 and $6.50 during the year ended December 31, 2008 and 2007 and 2006, respectively.

Retirement Plan

In March 2001, we established a 401(k) Retirement Plan (the “Retirement Plan”) available to employees who meet the plan’s eligibility requirements. Participants may elect to contribute a percentage of their compensation to the Retirement Plan up to a statutory limit. We may make a contribution to the Retirement Plan in the form of a matching contribution. The employer matching contribution is 50% of each employee’s contributions not to exceed $6 in 2006, 2007 and 2008. Our expense related to the Retirement Plan was $1,307 $1,695 and $1,549 in 2008, 2007 and 2006, respectively.

Note 10. Commitments and Contingencies

Capital Leases

Assets financed under capital lease agreements are included in property and equipment in the consolidated balance sheet and related depreciation and amortization expense is included in the consolidated statements of operations.

On March 24, 2005, we entered into a lease for our headquarters in Holmdel, New Jersey. We took possession of a portion of the office space at the inception of the lease, another portion on August 1, 2005 and took over the remainder of the office space in early 2006. The overall lease term is twelve years and five months. In connection with the lease, we issued a letter of credit which requires $7,000 of cash as collateral, which is classified as restricted cash. The gross amount of the building recorded under capital leases totaled $25,709 as of December 31, 2008 and accumulated depreciation was approximately $6,654 as of December 31, 2008.

Operating Leases

We have entered into various non-cancelable operating lease agreements for certain of our existing office and telecommunications co-location space in the U.S. and for international subsidiaries with original lease periods expiring between 2009 and 2010. We are committed to pay a portion of the buildings’ operating expenses as determined under the agreements.

At December 31, 2008, future payments under capital leases and minimum payments under non-cancelable operating leases are as follows over each of the next five years and thereafter:

	December 31, 2008
	Capital Leases	Operating Leases
2009	$3,960	$3,774
2010	4,038	620
2011	4,118	–
2012	4,200	–
2013	4,284	–
Thereafter	16,442	–
Total minimum payments required	$37,042	$4,394

Less amounts representing interest	(14,843)
Minimum future payments of principal	22,199
Current portion	1,252
Long-term portion	$20,947

Rent expense was $7,507 for 2008, $5,795 for 2007 and $801 for 2006.

Stand-by Letters of Credit

We have stand-by letters of credit totaling $17,562 and $17,254, as of December 31, 2008 and 2007, respectively.

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

F- 24	VONAGE ANNUAL REPORT 2008

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Vendor Commitments

We have engaged several vendors to assist with local number portability, which allows customers to keep their existing phone number when switching to our service. We have committed to pay these vendors a minimum of $3,480 in 2009 and 2010, and $1,200 in 2011.

We have engaged a vendor to assist with inbound sales inquiries. We have committed to pay this vendor $10,200 in 2009 and $8,500 in 2010.

We have committed to purchase communication devices from several vendors. We have committed to these vendors $14,373 in 2009 and $5,134 in 2010.

We have engaged a credit card processor to process our billings. We have committed to pay this vendor a minimum of $3,700 each year through 2012.

We have engaged a vendor to provide broadband internet access service to our customers. We have committed to pay this vendor $650 in 2009, $1,917 in 2010 and $1,867 in 2011. We are attempting to renegotiate this contract with the vendor. We have engaged a vendor that enables a customers call to connect to the public switched telephone network. We have committed to pay this vendor $60,000 in 2009.

Litigation

State Attorney General Proceedings. In 2008, Vonage learned that a group of twenty-eight states’ attorney generals had begun an investigation into certain of our business practices. We have received document requests from twenty-two of the participating states. The requests seek information that Vonage previously produced to the Wisconsin Attorney General as part of an investigation commenced in November 2007, which consisted of, among other things, sales and retention marketing scripting, advertising disclosures, and information related to our money back guarantee. The most recent requests also seek, among other things, information related to marketing and billing practices, as well as early termination fees. To date, none of the attorney generals have filed a complaint against us or taken other formal action. We are unable to predict whether a formal action will be filed against us. We intend to fully cooperate in the investigation.

IPO Litigation. During June and July 2006, Vonage, several of our officers and directors, and the firms who served as the underwriters in our IPO were named as defendants in several purported class action lawsuits arising out of our IPO. On January 9, 2007, the Judicial Panel on Multidistrict Litigation transferred all complaints to the District of New Jersey. On September 7, 2007, the Court appointed Zyssman Group as the lead plaintiff, and the law firm of Zwerling, Schachter and Zwerling, LLP as lead counsel. On November 19, 2007, the plaintiffs filed the Amended Complaint, which generally alleges: (i) defendants made misstatements regarding subscriber line growth and average monthly churn rate; (ii) defendants failed to disclose problems with facsimile transmissions and a pending fax litigation case; (iii) defendants failed to disclose all patent infringement claims and issues; and (iv) that the Directed Share Program suffered from various infirmities. On January 18, 2008, defendants filed their motions to dismiss the Amended Complaint, and briefing on the matter was completed by April 2, 2008, and the Court heard oral argument on October 10, 2008. The Court has not yet ruled on the motion. The firms who served as underwriters to the IPO, pursuant to an indemnification agreement entered into between us and those firms prior to the IPO have demanded that Vonage reimburse them for the costs and fees incurred by them in defense of the IPO litigation. In addition, three of the firms have demanded that Vonage reimburse them for the costs and fees incurred by them in response to various regulatory inquiries by the Financial Industry Regulatory Authority (formerly the NASD) and the New York Stock Exchange, among other things. Vonage has declined to reimburse these three firms any fees or expenses.

Consumer Class Action Litigations. We have been named in several purported class actions venued in California, New Jersey, and Washington alleging a wide variety of deficiencies with respect to our business practices, marketing disclosures, email marketing and quality issues for both phone and fax service.

For example, there are various class actions, on behalf of both nationwide and state classes, pending in New Jersey, Washington and California generally alleging that we delayed and/or refused to allow consumers to cancel their Vonage service; failed to disclose procedural impediments to cancellation; failed to adequately disclose that their 30-day money back guarantee does not give consumers 30 days to try out our services; suppressed and concealed the true nature of our services and disseminated false advertising about the quality, nature and terms of our services; imposed an unlawful early termination fee; and invoked unconscionable provisions of our Terms of Service to the detriment of customers. On May 11, 2007, plaintiffs in one action petitioned the Judicial Panel on Multidistrict Litigation (the “Panel”), seeking transfer and consolidation of the pending actions to a single court for coordinated pretrial proceedings. In an Order dated August 15, 2007, the Panel transferred the pending actions to the United States Court for the District of New Jersey, captioned In re Vonage Marketing and Sales Practices Litigation, MDL No. 1862, Master Docket No. 07-CV-3906 (USDC, D.N.J.). On October 1, 2007, counsel for one group of plaintiffs moved before the Court for Consolidation and Appointment of Co-Lead Counsel of the actions, and requested time to file an Amended Consolidated Complaint. On November 6, 2008 the Court entered an Order Granting Consolidation and Appointment of Co-Lead Counsel, and ordered that a consolidated Complaint be filed within 45 days, which Complaint was filed on December 19, 2008. On February 6, 2009, we filed a Motion to Compel Arbitration.

Nebraska Public Service Commission. On November 15, 2007, the Director of the Nebraska Telecommunications Infrastructure and Public Safety Department of the Nebraska Public Service Commission filed a

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

complaint (the “PSC Complaint”) before the Nebraska Public Service Commission (the “NPSC”) alleging that Vonage is required to contribute to the Nebraska Universal Service Fund (“NUSF”) and has failed to do so. The PSC Complaint seeks an order compelling Vonage to contribute to the NUSF, as well as administrative penalties. Vonage is vigorously defending itself against the PSC Complaint. On December 6, 2007, Vonage filed its answer. On or about December 20, 2007, Vonage also brought a complaint for declaratory and injunctive relief against the NPSC in the United States District Court for the District of Nebraska. On March 3, 2008, the United States District Court for the District of Nebraska issued a Memorandum and Order granting Vonage’s Motion for a Preliminary Injunction and Declaratory Relief. Specifically, the Court enjoined the NPSC from asserting state jurisdiction over Vonage to force Vonage to contribute to the NUSF and found the NPSC’s assertion of state jurisdiction over Vonage to force Vonage to pay into the NUSF is unlawful as preempted by the Federal Communications Commission (“FCC”). On April 1, Nebraska filed a Notice of Appeal to the 8th Circuit Court of Appeals. On April 2, Vonage filed a motion for summary judgment in the district court, arguing the court should grant our permanent injunction. The district court, in a May 9, 2008 order, denied Vonage’s request for summary judgment without prejudice. On December 12, 2008 the 8th Circuit Court of Appeals heard oral argument on the appeal and we are awaiting the Court’s ruling.

New Mexico Public Service Commission. On June 27, 2008, the New Mexico Public Regulation Commission (“NMPRC”) filed a complaint for Declaratory Judgment (“NMPRC Complaint”) in the United States District Court for the District of New Mexico, alleging that Vonage is required to contribute to the New Mexico Universal Service Fund (“NMUSF”) and failed to do so. The NMPRC Complaint seeks an order compelling Vonage to contribute to the NMUSF. Vonage is vigorously defending itself against the NMPRC Complaint. On or about July 21, 2008, Vonage filed a Motion to Dismiss the NMPRC Complaint, and the NMPRC filed a response to the Motion to Dismiss. On November 12, 2008 the Magistrate Judge issued Proposed Findings and Recommended Disposition, recommending that the Company’s Motion to Dismiss be granted. On November 21, 2008, NMPRC filed its objections to the Magistrate’s Judge’s recommended disposition, and on December 11, 2008 the Company filed its response to the NMPRC objections to the Magistrate Judge’s recommendation to dismiss the complaint. On January 28, 2009, the District Court Judge heard oral argument and stayed the litigation pending the Eight Circuit decision in the Nebraska Public Service Commission litigation, referenced above.

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

PC Management. By letter dated February 2, 2009, PC Management, Inc. (“PCM”) provided written notice to us of its intent to arbitrate a dispute concerning PCM’s right to an early termination fee under a Master Services Agreement for mobile services. Although the arbitration proceeding has not commenced, we believe that PCM will claim entitlement to approximately $1.875M in contractual termination fees.

IP Matters

Alcatel-Lucent. On November 4, 2008, Vonage received a letter from Alcatel-Lucent initiating an opportunity for Vonage to obtain a non-exclusive patent license to certain of its patents that may be relevant to Vonage’s business. Vonage is currently analyzing the applicability of such patents to its business. If Vonage determines that these patents are applicable to its business and valid, it may incur expense in licensing them. If Vonage determines that these patents are not applicable to its business or invalid, it may incur expense and damages if there is litigation.

Centre One. On December 5, 2008, Centre One filed a lawsuit against Vonage and its subsidiary Vonage America Inc. in the United States District Court for the Eastern District of Texas alleging that some of Vonage’s products and services are covered by a patent held by Centre One (United States Patent No. 7,068,668) entitled “Method and Apparatus for Interfacing a Public Switched Telephone Network and an Internet Protocol Network for Multi-Media Communication”. The suit also named Verizon Communications Inc. and deltathree Inc. as defendants. Vonage believes Centre One is a firm owned by a sole inventor. Vonage is currently reviewing the validity of the Centre One patent and whether any of Vonage’s products and services are covered by it.

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

F- 26	VONAGE ANNUAL REPORT 2008

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

Regulation

Telephony services are subject to a broad spectrum of state and federal regulations. Because of the uncertainty over whether VoIP should be treated as a telecommunications or information service, we have been involved in a substantial amount of state and federal regulatory activity. Implementation and interpretation of the existing laws and regulations is ongoing and is subject to litigation by various federal and state agencies and courts. Due to the uncertainty over the regulatory classification of VoIP service, there can be no assurance that we will not be subject to new regulations or existing regulations under new interpretations, and that such change would not introduce material additional costs to our business.

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

The FCC required all interconnected VoIP providers to become fully CALEA compliant by May 14, 2007. To date, we have taken significant steps towards CALEA compliance, which include testing a CALEA solution with the FBI and delivering lawful CALEA requests. We have also implemented alternative solutions that allow CALEA access to call content and call-identifying information. The FCC and law enforcement officials have been advised as to our CALEA progress and our efforts at implementing alternative solutions. We could be subject to an enforcement action by the FCC if our CALEA solution is deemed not fully operational.

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

While this ruling does not exempt us from all state oversight of our service, it effectively prevents state telecommunications regulators from imposing certain burdensome and inconsistent market entry requirements and certain other state utility rules and regulations on our service. State regulators continue to probe the limits of federal preemption in their attempts to apply state telecommunications regulation to interconnected VoIP service. The Nebraska Public Service Commission and New Mexico Public Regulatory Commission cases, discussed above under the Litigation section to this note, are examples of state public utility commission attempts to extend traditional state telecommunications regulation to our service. In these cases, the state public utility commissions are seeking to apply state universal service funding requirements to Vonage. Kansas has also determined that they have jurisdiction to seek state universal service funding from interconnected VoIP providers. Similarly, the Public Utility Commission of Ohio has adopted rules that would apply state fees for Telephone Relay Service to interconnected VoIP service. We expect that state public utility commissions and state legislators will continue their attempts to apply state telecommunications regulations to interconnected VoIP service.

State and Municipal Taxes

For a period of time, we did not collect or remit state or municipal taxes (such as sales, excise, and ad valorem taxes), fees or surcharges (“Taxes”) on the charges to our customers for our services, except that we have historically complied with the New Jersey sales tax. We have received inquiries or demands from a number of state and municipal taxing and 911 agencies seeking payment of Taxes that are applied to or collected from customers of providers of traditional public switched telephone network services. Although we have consistently maintained that these Taxes do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations, a number of states have changed their statutes as part of the streamlined sales tax initiatives and we are now collecting and remitting sales taxes in those states. In addition, a few states address how VoIP providers should contribute to support public safety agencies, and in those states we began to remit fees to the appropriate state agencies. We have also contacted authorities in each of the other states to discuss how we can financially contribute to the 911

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

system. We do not know how all these discussions will be resolved, but there is a possibility that we will be required to pay or collect and remit some or all of these Taxes in the future. Additionally, some of these Taxes could apply to us retroactively. As such, we have a reserve of $2,915 at December 31, 2008 as our best estimate of the potential tax exposure for any retroactive assessment. We believe the maximum estimated exposure for retroactive assessments is $12,056 as of December 31, 2008.

2007 Patent Litigation.

Sprint. On October 4, 2005, a lawsuit was filed against us by Sprint Communications Company L.P. (“Sprint”) in the United States District Court for the District of Kansas. Sprint alleged that Vonage infringed seven patents in connection with providing VoIP services. On September 25, 2007, a jury found Vonage liable for having infringed the Sprint patents at issue. The jury awarded damages in the amount of $69,500, representing 5% of our revenue over the infringing period. On October 7, 2007, we entered into a Binding Memorandum of Understanding (the “MOU”) with Sprint pursuant to which we agreed to settle our ongoing patent dispute and agreed to enter into a licensing arrangement under Sprint’s “Voice over Packet” patent portfolio. Pursuant to the terms of the MOU, each party agreed not to assert infringement against the other party for any party’s current commercial business activities as of the date of the MOU or previously provided commercial business activities. We also agreed not to assert any other infringement action against Sprint unless Sprint first files a patent infringement claim against us for activities not licensed or not covered by the MOU. These covenants not to sue are non-transferable. The MOU provided that we pay Sprint the following:

>	$5,000 as a prepayment for telecommunications services to be purchased from Sprint by us over a two year period; and
>	$75,000 for a license for past and future use of Sprint’s patents.

The $5,000 prepayment for services was recorded as a prepaid expense in the consolidated balance sheet in the fourth quarter of 2007 and will be expensed as we use the services. We recorded $69,500, the amount of the jury award, as selling, general and administrative expense in the consolidated statements of operations for the three and nine months ended September 30, 2007. The remaining $5,500 was recorded as an intangible asset in the consolidated balance sheet as of September 30, 2007 and is being amortized over the remaining life of the patents.

The MOU also provided that Sprint may, at its option, elect to accept the terms and conditions of our settlement with Verizon in lieu of the terms of the MOU (the “Election Provision”). The MOU provided, however, that Sprint shall not be entitled to the financial terms of our settlement with Verizon for any funds paid to Verizon after the one-year period following the execution of the MOU, and the Election Provision will not apply to the extent that there are objective material adverse changes that would negatively effect us (“Vonage Material Adverse Change”) in the legal situation in the Verizon matter. An example of a Vonage Material Adverse Change that is expressly set forth in the MOU is if the stay of the injunction is lifted that would prevent us from adding new customers. We did not make any additional payment to Sprint as a result of our settlement with Verizon.

Verizon. On June 12, 2006, a lawsuit was filed against us and our subsidiary Vonage America Inc., by Verizon Services Corp., Verizon Laboratories Inc., and Verizon Communications, Inc. (“Verizon”) in the United States District Court for the Eastern District of Virginia. Verizon alleged that we infringed seven patents in connection with providing VoIP services and sought injunctive relief, compensatory and treble damages and attorney’s fees. After trial on the merits, a jury returned a verdict finding that Vonage infringed three of the patents-in-suit. The jury rejected Verizon’s claim for willful infringement, treble damages, and attorney’s fees, and awarded compensatory damages in the amount of $58,000 through February 2007. The trial court subsequently indicated that it would award Verizon $1,578 in prejudgment interest on the $58,000 jury award. The trial court issued a permanent injunction with respect to the three patents the jury found to be infringed effective April 12, 2007. The trial court further granted a partial stay which permitted us to continue to service existing customers pending appeal, subject to deposit into escrow of a 5.5% royalty on a quarterly basis. In addition, in April 2007, we posted a cash-collateralized $66,000 bond, which reflected the $58,000 jury award plus pre-and-post judgment interest and costs of $8,000, to stay execution of the monetary judgment pending appeal. In July 2007, we made an additional payment into escrow of $11,885 for the royalty for the second quarter of 2007.

On April 6, 2007, we filed an amended notice of appeal as well as a motion for a full stay pending its appeal with the United States Court of Appeals for the Federal Circuit (“CAFC”). On September 26, 2007, the CAFC issued an opinion, affirming in part and reversing in part, the jury verdict. In particular, the CAFC reversed the jury verdict concerning infringement on one patent. The CAFC vacated the $58,000 damage award, as well as the 5.5% royalty and remanded the case to the U.S. District Court for further proceedings. On October 10, 2007, we filed a motion for a review of the September 26th decision by the original three-judge panel or the full panel of the U.S. Court of Appeals for the Federal Circuit sitting en banc.

On October 25, 2007, we resolved our litigation and executed a settlement agreement with Verizon. The terms of the agreement required us to make a payment to them for $120,000, which was recorded in the consolidated financial statements as of September 30, 2007. We recorded $83,950 as a royalty expense included in cost of revenue and $3,424 as interest expense related to the Verizon patents, of which $51,345 and $1,170, respectively, were recorded in the year ended December 31, 2006. The remaining $32,626 has been recorded as selling, general and administrative expense in the consolidated statement

F- 28	VONAGE ANNUAL REPORT 2008

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

of operations in 2007. We believe this treatment was appropriate as opposed to setting up an intangible asset and amortizing that asset over the remaining life of the patents because we deployed work arounds with respect to the Verizon patents and therefore are no longer using the Verizon patents.

On November 15, 2007, a federal appeals court turned down our petition for reconsideration of the jury verdict, triggering the settlement agreement that required us to pay Verizon $120,000 in the fourth quarter of 2007.

Klausner Technologies. On July 10, 2006, a lawsuit was filed against us and Vonage America by Klausner Technologies, Inc., (“Klausner”), in the United States District Court for the Eastern District of Texas. Klausner alleged that we infringed one of its patents concerning voice mail technology. Klausner sought injunctive relief, compensatory and treble damages and attorney’s fees. On October 10, 2007, we reached a settlement with Klausner which provided us with a patent license related to voicemail services. The settlement was recorded as selling, general and administrative expense in the consolidated statement of operations for the period ended September 30, 2007 and was not material to our financial statements.

Rates Technology. On October 31, 2007, we settled a dispute with Rates Technology (“Rates”) regarding two patents held by Rates relating to the least cost routing of telephone calls over the public switched telephone network. The settlement was recorded as selling, general and administrative expense in the consolidated statement of operations for the period ended September 30, 2007 and was not material to our financial statements.

Web Telephony, LLC. On March 14, 2007, Web Telephony, LLC (“Web Telephony”) filed suit in the United States District Court for the Eastern District of Texas against us and several other defendants. Web Telephony alleged that we were infringing two telecommunications patents held by Web Telephony and sought injunction relief, compensatory and treble damages and attorneys’ fees. On September 1, 2007, Web Telephony filed an amended complaint, which dropped claims against AT&T, Inc., but retained claims against another AT&T entity (AT&T Corporation). Vonage filed its answer to the amended complaint and counterclaims on September 18, 2007. Web Telephony settled with all other defendants and dismissed its claims against those defendants. On May 14, 2008, the parties settled the lawsuit. The agreement resolved all past alleged infringement and grants Vonage patent licenses. The settlement of $3,000 was recorded as selling, general and administrative expense in the consolidated statement of operations for the six months ended June 30, 2008.

AT&T. On October 17, 2007, AT&T Corp. (“AT&T”) filed a complaint against Vonage Holdings Corp. and Vonage America, Inc. in the United States District Court for the Western District of Wisconsin, alleging infringement of United States Patent No. 6,487,200 B1. On December 10, 2007, Vonage filed its Answer & Counterclaim, as well as filed a motion to transfer venue to New Jersey or Delaware. While that motion was pending, the parties entered a definitive settlement agreement, dated December 20, 2007, pursuant to which the parties agreed to settle their ongoing patent disputes and agreed to enter into a licensing agreement. As part of the settlement, AT&T agreed to dismiss without prejudice its claims against Vonage. In addition, AT&T granted Vonage a non-exclusive license to Patent No. 6,487,200 B1, subject to certain restrictions. Vonage agreed to pay AT&T $650 each month over a five-year term. Vonage also agreed to pay AT&T $1,950 as prepayment for the last three months of payments due under the agreement, which was paid in January 2008. The parties also obtained certain non-exclusive licenses to certain patents held by the other, subject to various restrictions. In the third quarter of 2007, we recorded $29,000 in our consolidated statement of operations as selling, general and administrative expense, which is the present value of the $39,000, using a discount rate of 12%. In the fourth quarter of 2007, we recorded an additional $1,350 due to a change in the payment terms. We are amortizing the difference between the present value of $30,350, of which $23,046 is recorded as a long-term liability, and the $39,000 to interest expense over the term of the payments using the effective interest method.

Digital Packet Licensing, Inc. We were the principal plaintiff in a litigation pending in the United States District Court for the Northern District of Texas against defendants Bell Atlantic Communications, Inc., SBC Internet Services Inc., Central Telephone Company of Texas, Sprint, and Nortel Networks, Inc. – Digital Packet Licensing Inc. vs. AT&T Corp., Civil Action No. 4:04CV548 (the “Texas Litigation”). The operative complaint alleged that the various defendants infringed on three telecommunication patents held by Vonage. On October 30, 2007, Vonage filed dismissal papers seeking to dismiss its claims against Verizon pursuant to the settlement agreement it had with Verizon. On November 19, 2007, Vonage filed a joint motion for dismissal with prejudice, dismissing all claims and counterclaims against Sprint in the case, pursuant to the settlement agreement with Sprint. Also, the parties filed a motion to dismiss all claims against SBC Internet Services, Inc. in the case of Digital Packet Licensing Inc. vs. SBC Internet Services, Inc. et al. pending in the Northern District of Texas, which alleged patent infringement against SBC Internet Services Inc. That case was dismissed against SBC Internet Services Inc. as part of a settlement with AT&T relating to litigation concerning the ‘200 Patent. On December 28, 2007, Nortel Networks Inc., the final named defendant in the Texas Litigation, and Vonage entered into a Memorandum of Understanding (“Nortel MOU”) to settle the Texas Litigation, as well as the litigation described below as the “Nortel Delaware Litigation”. The Nortel MOU granted the parties certain licenses, subject to restrictions, to certain patents. Neither party will pay the other any money. The parties entered into a definitive settlement agreement on these terms on March 10, 2008.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Nortel Networks. On August 17, 2007, Vonage filed a declaratory judgment suit against Nortel Networks, Inc. and Nortel Networks, Limited (“Nortel”) in the United States District Court for the District of Delaware (the “Nortel Delaware Litigation”), Vonage Holdings Corp. vs. Nortel Networks, Inc., et al. C.A. No. 07-507, seeking a declaration that three Nortel patents were invalid and unenforceable. On December 14, 2007, Nortel answered the complaint and counterclaimed alleging infringement of numerous additional patents. On December 28, 2007, we and Nortel entered into the Nortel MOU, pursuant to which the parties agreed in principle to end the Nortel Delaware Litigation and the Texas Litigation. Pending the parties entering into the definitive settlement agreement, the Nortel Delaware Litigation and the Texas Litigation was stayed. Among other things, the Nortel MOU provided that the parties will dismiss, with prejudice, the Texas Litigation and the Nortel Delaware Litigation. In addition, Vonage agreed to release Nortel customer Central Telephone Company of Texas from all claims related to the three Vonage patents at issue in the Texas Litigation. Under certain conditions, the parties further agreed to provide each other covenants not to sue, as well as licenses with respect to various patents. The parties entered into a definitive settlement agreement on these terms on March 10, 2008.

Employment Agreements

Chief Executive Officer

Effective July 29, 2008, the Company entered into an agreement with Marc Lefar providing for his employment, commencing as of July 29, 2008, as Chief Executive Officer for an initial term of three years. The term will automatically renew for additional one-year periods, unless either party gives notice at least 90 days prior to the end of the then-current term. In the event of a change in control, the term will also be automatically extended until the first anniversary of the change of control if the term would otherwise be terminated within such one-year period, subject to automatic annual renewals as described above. As Chief Executive Officer, Mr. Lefar reports to the Company’s Board of Directors. All employees of the Company report to Mr. Lefar or one of his designees.

Under his employment agreement, Mr. Lefar is entitled to receive an annual base salary of not less than $850 subject to review for increase not less than annually by the Company’s compensation committee. Mr. Lefar also is eligible to receive an annual discretionary performance-based bonus in accordance with the Company’s annual bonus program for senior executives. Mr. Lefar’s employment agreement contains a target annual bonus equal to 75% of Mr. Lefar’s annual base salary for 2009 and 100% in 2010 and thereafter, subject to review for increase not less than annually by the Company’s compensation committee.

During the term of his employment agreement, if the Company terminates Mr. Lefar’s employment without cause or he resigns with good reason or if Mr. Lefar receives notice of non-renewal of his employment agreement with the Company and, in each case, Mr. Lefar provides us with a general release of claims, he will be entitled to a prorated annual bonus for the year of termination, an amount equal to two times his base salary (one year in the event of non-renewal of Mr. Lefar’s employment agreement), payment of medical, dental and vision continuation coverage premiums for Mr. Lefar and his dependents under COBRA in excess of the amount he would have paid if he were an active employee for the COBRA continuation coverage period until he receives such coverage from another employer and up to $50 of outplacement services. If Mr. Lefar’s employment is terminated by reason of death or disability, he will be entitled to a prorated annual bonus for the year of termination and an amount equal to his base salary for one year (reduced by the projected net amount of any disability benefits received by Mr. Lefar under the Company’s group disability policy).

Upon a change of control of the Company meeting specified criteria that occurs prior to July 29, 2009, if Mr. Lefar is then employed by the Company or prior thereto has been terminated by the Company without cause in contemplation of the change of control, Mr. Lefar will be entitled to an additional bonus if, and only if, the Combined Value (as defined below) is less than $4,135. The “Combined Value” is defined as the sum of the Value Bonus and the Triggered Severance Amount (if any), each as defined below. To the extent Mr. Lefar is entitled to an additional bonus, such additional bonus will equal the difference between $4,135 and the Combined Value and shall be payable in a lump sum 60 days after the termination covered by the Triggered Severance Amount, if applicable, or, if not, 60 days after the change of control. The Triggered Severance Amount shall apply only if Mr. Lefar is notified at a date prior to or at the change of control that he is being terminated without cause within 30 days after the change of control or Mr. Lefar notifies the Company prior to or at the change of control that he is resigning for good reason within 30 days after the change of control or Mr. Lefar has been terminated without cause in contemplation of the change of control. It shall not apply in any other situation. The “Triggered Severance Amount” is a lump-sum amount equal to Mr. Lefar’s base salary in effect on the date employment is terminated for a two-year period. The “Value Bonus” is a value ranging from (A) $0 in the event the per share closing price of the Company’s common stock on the New York Stock Exchange (or other national securities exchange or automated quotation system, in the event the Company’s common stock is no longer traded on the New York Stock Exchange) (the “Exchange”) on the date immediately prior to the change of control is $1.42 (as adjusted for stock splits, stock dividends, recapitalizations and similar transactions) or less, to (B) $4,135 in the event the per share closing price of the Company’s common stock on the Exchange on the date immediately prior to such change of control is $2.06 (as adjusted for stock splits, stock dividends, recapitalizations and similar transactions) or more, with the value increasing ratably from $0 to $4,135 as the stock price increases from $1.42 to $2.06 per share (in each case, as adjusted), or approximately $64,609.375 in value per $0.01 increase in share price (as adjusted).

F- 30	VONAGE ANNUAL REPORT 2008

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The employment agreement provides for the accelerated vesting of stock options in certain circumstances upon termination of the agreement or a change in control.

The employment agreement provides that Mr. Lefar will receive an additional payment to reimburse for any excise taxes imposed pursuant to Section 4999 of the Internal Revenue Code, together with reimbursement for any additional taxes incurred by reason of such payments.

Under the terms of Mr. Lefar’s employment agreement, he has agreed not to disclose any confidential information concerning the Company’s business. In addition, Mr. Lefar has agreed not to solicit or to interfere with the Company’s relationship with any of the Company’s employees, officers or representatives or to interfere with the Company’s relationship with any of the Company’s customers, clients, suppliers, licensees or other business relations until 12 months following termination of his employment. Furthermore, Mr. Lefar has entered into a noncompetition agreement pursuant to which he has agreed not to provide services to the portion of any entity that sells and markets residential/home broadband connectivity or broadband voice service as an employee thereof or as a direct individual consultant thereto (or through an entity specifically formed for such activity) until 12 months following termination of his employment.

On July 29, 2008, the Company also entered into an indemnification agreement with Mr. Lefar. The indemnification agreement provides indemnity, including the advancement of expenses, to Mr. Lefar against liabilities incurred in the performance of his duties to the fullest extent permitted by the General Corporation Law of the State of Delaware.

Separation Agreement with Chairman

On July 29, 2008, we entered into a Confidential Separation Agreement and General Release (the “Separation Agreement”) with Jeffrey Citron, our Chairman, who stepped down as Chief Strategist and Interim Chief Executive Officer effective July 29, 2008.

Mr. Citron will continue as non-executive Chairman of the Board until at least July 29, 2009, subject to specified exceptions, and will have such duties, responsibilities and authority as determined from time to time by our Board of Directors. We have also agreed, subject to specified exceptions, to recommend to the Board that Mr. Citron be nominated for re-election to the Board of Directors at our 2009 annual meeting of stockholders.

As Chairman of the Board, Mr. Citron is entitled to (i) an annual retainer of $125 in cash (in lieu of Board and committee meeting fees), (ii) annual option grants of immediately exercisable, non-qualified stock options in an amount equal to one and one-half times the amount awarded to a non-employee director and (iii) annual restricted stock grants of shares of Vonage common stock in an amount equal to one and one-half times the amount awarded to a non-employee director.

Pursuant to the terms of the Separation Agreement, we agreed, in consideration for a general release and certain other obligations, to make a one time payment to Mr. Citron, which constituted Mr. Citron’s pro-rata bonus for 2008. Mr. Citron was also granted nonqualified options to acquire 750 shares of our Common Stock. Under SFAS 123(R), we recorded approximately $682 for this grant in 2008.

We also entered into a Consulting Agreement with a limited liability company of which Mr. Citron is the president and managing member (the “Consultant”). As partial consideration for the consulting services, Mr. Citron was also granted nonqualified options to acquire 1,000 shares of our Common Stock. We recorded $910 of expense related to this grant in the year ended December 31, 2008 in the consolidated statement of operations. During the term of the Consulting Agreement, Mr. Citron is entitled to participate in all employee healthcare plans, programs and arrangements of ours, in accordance with their respective terms, as may be amended from time to time, and on a basis no less favorable than that made available to senior executives of us.

The term of the Consulting Agreement expires July 29, 2009, unless terminated earlier in accordance with the Consulting Agreement. We will pay to the Consultant an aggregate consulting fee of $250.

All of Mr. Citron’s unvested options and other share-based awards granted prior to the Separation Agreement will continue to vest in accordance with their respective terms as long as Mr. Citron continues to serve as a member of our Board of Directors. Upon Mr. Citron’s cessation of service as a member of the Board of Directors, all unvested options and other share-based awards that have not otherwise expired by their terms will become fully vested and exercisable, as applicable, without regard to the satisfaction of any performance criteria. Under SFAS 123(R), Mr. Citron’s existing unvested options received accelerated vesting treatment since there was no longer a future service period.

Chief Financial Officer

Effective August 1, 2005, as amended on January 1, 2009, we entered into an employment agreement with Mr. Rego providing for his employment as our Chief Financial Officer until August 1, 2009 and will automatically renew for additional one-year periods, unless either party gives notice at least 90 days prior to the end of the then-current term. In the event of a change in control, the term will also be automatically extended until the first anniversary of the change of control. Under his employment agreement, Mr. Rego is entitled to receive an annual base salary of $300, subject to review by our compensation committee and our chief executive officer. Mr. Rego also is eligible to receive an annual discretionary performance-based bonus in accordance with our annual bonus program for senior executives.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

During the term of his employment agreement, if we terminate Mr. Rego’s employment without cause or he resigns with good reason and, in each case, Mr. Rego provides us with a general release of claims, he will be entitled to a lump sum payment equal to the prorated annual bonus for the year of termination payable on the date such bonus would have been payable and an amount equal to his base salary for the longer of one year and the remainder of the term payable in substantially equal installments over a six-month period, provided that certain amounts otherwise payable after March 15 following the calendar year in which the termination of employment occurs, may instead be required to be paid in a lump sum payment between March 1 and March 15 following the calendar year in which the termination of employment occurs. If Mr. Rego’s employment is terminated by reason of death or disability, he will be entitled to a prorated annual bonus for the year of termination and an amount equal to his base salary for one year (reduced by the present value of certain disability benefits received by Mr. Rego under our group disability policy). In the event we terminate Mr. Rego’s employment for cause or he resigns without good reason, he would only be entitled to receive his unpaid base salary through and including the date of termination or resignation. In the event of a termination of Mr. Rego’s employment without cause or for good reason, in each case, on or after a change in control, Mr. Rego’s outstanding stock options will vest in full.

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

Chief Technology Officer

Effective August 1, 2005, as amended on January 1, 2009, we entered into an employment agreement with Mr. Mamakos providing for his employment as our Chief Technology Officer until August 1, 2009 and will automatically renew for additional one-year periods, unless either party gives notice at least 90 days prior to the end of the then-current term. Under his employment agreement, Mr. Mamakos is entitled to receive an annual base salary of $220, subject to review by our compensation committee and our chief executive officer. Mr. Mamakos is also eligible to receive an annual discretionary performance-based bonus in accordance with our annual bonus program for senior executives.

During the term of his employment agreement, if we terminate Mr. Mamakos’ employment without cause or he resigns with good reason and, in each case, Mr. Mamakos provides us with a general release of claims, he will be entitled to a lump sum payment equal to the prorated annual bonus for the year of termination payable on the date such bonus would have been payable and an amount equal to his base salary for the longer of one year and the remainder of the term payable in substantially equal installments over the lesser of (1) a six-month period, provided that certain amounts otherwise payable after March 15 following the calendar year in which the termination of employment occurs, may instead be required to be paid in a lump sum payment between March 1 and March 15 following the calendar year in which the termination of employment occurs. If Mr. Mamakos’ employment is terminated by reason of death or disability, he will be entitled to a prorated annual bonus for the year of termination and an amount equal to his base salary for one year (reduced by the present value of certain disability benefits received by Mr. Mamakos under our group disability policy). In the event we terminate Mr. Mamakos’ employment for cause or he resigns without good reason, he would only be entitled to receive his unpaid base salary through and including the date of termination or resignation.

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

F- 32	VONAGE ANNUAL REPORT 2008

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

Information about our operations by geographic location is as follows:

	For the Years Ended December 31,
	2008	2007	2006
Revenue:
United States	$855,169	$786,901	$580,845
Canada	34,785	32,663	21,991
United Kingdom	10,166	8,664	4,561
	$900,120	$828,228	$607,397

	Dec 31, 2008	Dec 31, 2007
Long-lived assets:
United States	$136,670	$145,323
Canada	1,307	2,404
United Kingdom	83	194
	$138,060	$147,921

Note 12. Quarterly Financial Information (Unaudited)

The following table sets forth the reviewed consolidated quarterly financial information for 2008 and 2007:

	For the Quarter Ended				Total
	March 31,	June 30,	September 30,	December 31,
Year Ended 2008
Revenue	$224,617	$227,524	$225,770	$222,209	$900,120
Net loss (1)	(8,961)	(6,882)	(7,817)	(40,916)	(64,576)
Net loss per common share:
Basic and diluted	$(0.06)	$(0.04)	$(0.05)	$(0.26)
Year Ended 2007
Revenue	$195,940	$205,902	$210,534	$215,852	$828,228
Net loss (2)	(72,334)	(23,226)	(158,028)	(13,840)	(267,428)
Net loss per common share:
Basic and diluted	$(0.47)	$(0.15)	$(1.01)	$(0.09)

(1)	In the fourth quarter of 2008, we recorded $30,570 for a loss on extinguishment of notes (see Note 7).
(2)	The first, second, third and fourth quarters of 2007 include $11,136, $11,759, $145,053 and $1,349, respectively, in costs related to the settlements of our IP litigation.

Note 13. Subsequent Events

Subsequent to year end, we committed to approximately $3,300 per year in non-cancelable contractual obligations in fees through 2010 related to the provision of our E-911 services.