Form 10-K/A
period 2008-12-31
VONAGE HOLDINGS CORP
filed 2009-04-30
CIK 1272830

UNITED STATES SECURITIES AND EXCHANGE COMMISSION • WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒ Annual Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act of 1934 For the fiscal year ended December 31, 2008	or	☐ Transition Report Pursuant To Section 13 or 15(d) of The Securities Exchange Act of 1934 For the transition period from to

Commission file number 001-32887

VONAGE HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

Delaware	11-3547680
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification)
23 Main Street, Holmdel, New Jersey (Address of principal executive offices)	07733 (Zip Code)
(732) 528-2600 Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act: Title of each class Common Stock, Par Value $0.001 Per Share	Name of each exchange on which registered The New York Stock Exchange
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

Documents Incorporated By Reference

None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) solely for the purpose of filing the information required by Part III of the Annual Report on Form 10-K within 120 days after the fiscal year end, pursuant to General Instruction G(3). The reference on the cover of our Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”) to the incorporation by reference of our definitive proxy statement into Part III of such report is hereby deleted.

The Company is also filing as exhibits to this Amendment No.1 the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment No. 1, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. For purposes of this Amendment No. 1, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, Items 10 through 15 of our 2008 Form 10-K have been amended and restated in their entirety.

Except as stated herein, this Amendment No. 1 does not reflect events occurring after the filing of the 2008 Form 10-K on March 3, 2009 and no attempt has been made in this Amendment No. 1 to modify or update other disclosures as presented in the 2008 Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with our filings with the Securities and Exchange Commission subsequent to the filing of the 2008 Form 10-K.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Directors

Our board of directors is divided into three classes. One class is elected each year and members of each class hold office for three-year terms. The board has set the number of directors at nine. The Class I, Class II and Class III directors were elected to serve until the annual meeting of stockholders to be held in 2010, 2011 and 2009, respectively, and until their respective successors are elected and qualified. Our board of directors currently consists of nine members. Peter Barris, Governor Thomas J. Ridge and Michael A. Krupka are Class I directors. Marc P. Lefar, J. Sanford Miller and John J. Roberts are Class II directors. Jeffrey A. Citron, Morton David and Jeffrey J. Misner are Class III directors.

No director, or associate of any director, is a party adverse to us or any of our subsidiaries in any material proceeding or has any material interest adverse to us or any of our subsidiaries. No director is related by blood, marriage or adoption to any other director or executive officer.

Mr. Lefar’s employment agreement with us provided for his election to our board of directors upon commencement of his employment. During the term of the agreement, subject to legal and regulatory requirements, our board of directors must nominate him for re-election.

Pursuant to an agreement with Mr. Citron, subject to specified exceptions, we agreed to recommend to our board of directors that Mr. Citron be nominated for re-election to our board of directors at our 2009 annual meeting of stockholders.

The following information regarding the principal occupation, affiliations and business experience for each of the directors has been furnished to us by the directors.

Directors whose Terms Expire in 2009 (Class III Directors)

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

Jeffrey J. Misner, age 55, joined our board of directors in March 2008. Mr. Misner served as Executive Vice President and Chief Financial Officer of Continental Airlines, Inc. from August 2004 until his retirement in August 2008. Mr. Misner joined Continental Airlines, Inc. in 1995 and previously served in various capacities, most recently as Senior Vice President and Chief Financial Officer.

Directors Whose Terms Expire in 2010 (Class I Directors)

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

Michael A. Krupka, age 44, joined our board of directors in July 2007. Mr. Krupka has served as Managing Director of Bain Capital Ventures since its founding in 2000. Prior to Bain Capital Ventures, Mr. Krupka was a Managing Director and Principal with the Private Equity Group of Bain Capital Partners, LLC from 1994 to 2000, during which time he focused on technology and technology-driven companies, including software, hardware, database and telecommunication services. Earlier at Bain Capital Partners, LLC, from 1991 to 1994, Mr. Krupka was a Principal of Information Partners, a fund focused on early-stage information technology investing. Prior to Bain Capital Partners, LLC, Mr. Krupka was a consultant with Bain & Company. Mr. Krupka serves on the board of directors of a number of privately held companies.

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

Directors Whose Terms Expire in 2011 (Class II Directors)

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

J. Sanford Miller, age 59, joined our board of directors in January 2004. Mr. Miller is a General Partner in Institutional Venture Partners, or IVP, which he joined in April 2006. Prior to joining IVP, Mr. Miller was a Senior Partner at 3i, which he joined in 2001. Prior to joining 3i, Mr. Miller co-founded Thomas Weisel Partners in 1998, where he was a Member of the Executive Committee, Chief Administrative and Strategic Officer and Co-Director of Investment Banking. From 1990 to 1998, Mr. Miller was a Senior Partner at Montgomery Securities, where he led the technology and healthcare groups. Mr. Miller serves on the Board of Visitors of the Stanford University School of Law. Mr. Miller is our Lead Independent Director.

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

Executive Officers

Information related to our executive officers is included under Item 4 of our Form 10-K for the year ended December 31, 2008 filed on March 3, 2009 under the caption “Executive Officers and Directors of the Registrant.”

Audit Committee

The audit committee’s responsibilities include:

>	appointing, approving the compensation of, and assessing the independence of our registered public accounting firm;

>	overseeing the work of our registered public accounting firm, including through the receipt and consideration of reports from such firm;

>	reviewing and discussing with management and the registered public accounting firm our annual and quarterly financial statements and related disclosures;

>	monitoring our internal control over financial reporting and disclosure controls and procedures;

>	overseeing our internal audit function;

>	discussing our risk management policies;

>	establishing policies regarding hiring employees from the registered public accounting firm and procedures for the receipt and retention of accounting related complaints and concerns;

>	meeting independently with our internal auditing staff, registered public accounting firm and management;

>	reviewing and approving or ratifying any related person transactions; and

>	preparing the audit committee report required by Securities and Exchange Commission rules.

The members of our audit committee are Mr. Roberts (Chairman), Mr. David, Mr. Miller and Mr. Misner. Mr. Misner joined our audit committee in March 2008. Each member of our audit committee meets the standards for financial knowledge for companies listed on the New York Stock Exchange. In addition, our board of directors has determined that Mr. Roberts and Mr. Misner are each an “audit committee financial expert” as defined by applicable Securities and Exchange Commission rules, each of whom is independent under applicable rules governing independence of audit committee members. No member of our audit committee simultaneously serves on the audit committees of more than three public companies, except for Mr. Roberts, who serves on three audit committees in addition to ours. Our board of directors has determined that Mr. Roberts’ simultaneous service does not impair his ability to effectively serve on our audit committee.

Director Nomination Process

The process followed by our nominating and governance committee to identify and evaluate director candidates includes requests to board members and others for recommendations, meetings from time to time to evaluate biographical information and background material relating to potential candidates and interviews of selected candidates by members of the committee and the board. We also use the services of a third-party search firm to identify and evaluate potential director candidates.

In determining whether to recommend any particular candidate for inclusion in the board’s slate of recommended director nominees, our nominating and governance committee considers a number of factors, including the candidate’s integrity, business acumen, knowledge of our business and industry, experience, diligence, conflicts of interest and the ability to act in the interests of all stockholders. The committee does not assign specific weights to particular criteria, and no particular criterion is a prerequisite for each prospective nominee. Our board believes that the backgrounds and qualifications of its directors, considered as a group, should provide a composite mix of experience, knowledge and abilities that will allow it to fulfill its responsibilities.

Stockholders may recommend individuals to our nominating and governance committee for consideration as potential director candidates by submitting their names, together with appropriate biographical information and background materials and a statement as to whether the stockholder or group of stockholders making the recommendation has beneficially owned more than 5% of our common stock for at least a year as of the date such recommendation is made, to the nominating and governance committee, Vonage Holdings Corp., Attn: Corporate Secretary, 23 Main Street, Holmdel, New Jersey 07733. Assuming that appropriate biographical and background material has been provided on a timely basis, the committee will evaluate stockholder-recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows for candidates submitted by others. If the board determines to nominate a stockholder-recommended candidate and recommends his or her election, then his or her name will be included in our proxy card for the next annual meeting.

Stockholders also have the right under our bylaws to directly nominate director candidates, without any action or recommendation on the part of the committee or the board, and make other shareholder proposals by following specified procedures. For a stockholder proposal for the 2009 annual meeting (which is expected to be held in Fall 2009) that is not intended to be included in Vonage’s proxy statement under Rule 14a-8, including director nominations, the stockholder must (1) provide the information required by our bylaws and (2) give timely notice to the Corporate Secretary of Vonage at the address below in accordance with our bylaws, which, in general, require that the notice be received by the Corporate Secretary of Vonage not earlier than the 120th day prior to the annual meeting and not later than the close of business on the later of (A) the 90th day prior to the annual meeting and (B) the tenth day following the day on which notice of the date of the annual meeting is mailed or public disclosure of the date of the annual meeting is made, whichever first occurs. Candidates nominated by stockholders in accordance with the procedures set forth in the bylaws will not be included in our proxy card for the next annual meeting.

Because our 2009 annual meeting is not expected to be held until Fall 2009, for a stockholder proposal under Rule 14a-8 to be considered for inclusion in our proxy statement for the annual meeting, the Corporate Secretary of Vonage must receive the written proposal at our principal executive office a reasonable time before we begin to print and send proxy materials, which we will announce. Such proposals also must comply with SEC regulations under Rule 14a-8 regarding the inclusion of stockholder proposals in company-sponsored proxy materials. Proposals should be addressed to:

Vonage Holdings Corp.

Attn: Corporate Secretary

23 Main Street

Holmdel, New Jersey 07733

Codes of Conduct

We have adopted a code of conduct applicable to all our officers and employees and a finance code of ethics applicable to our chief financial officer and other employees in our finance organization. The code of conduct and the finance code of ethics are posted in the Corporate Governance section of our Investor Relations website, http://ir.vonage.com/. We will provide you with print copies of our codes free of charge on written request to Vonage Holdings Corp., Attn: Corporate Secretary, 23 Main Street, Holmdel, New Jersey 07733. We intend to disclose any amendments to, or waivers from, provisions of our codes that apply to our principal executive officer, principal financial officer, principal accounting officer or controller, or any person performing similar functions, on our Investor Relations website promptly following the date of such amendment or waiver.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC reports regarding their ownership and changes in ownership of our securities. We believe that, during fiscal 2008, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements.

In making these statements, we have relied upon examination of the copies of Forms 3, 4 and 5, and amendments thereto, provided to us and the written representations of our directors, executive officers and 10% stockholders.

ITEM 11. Executive Compensation

Compensation Committee Interlocks and Insider Participation

During fiscal 2008, the members of our compensation committee were Mr. David, Mr. Barris, Mr. Miller and Governor Ridge. None of the members of our compensation committee was at any time in fiscal 2008, or formerly, an officer or employee of Vonage, and none of the members of our compensation committee had any relationship with Vonage requiring disclosure as a related person transaction under Item 404 of Regulation S-K except for disclosures describing transactions with New Enterprise Associates, with whom Mr. Barris is associated, and its affiliated companies, transactions with a company affiliated with Institutional Venture Partners, with whom Mr. Miller is associated, and Mr. David’s participation in our November 2008 financing. See “Item 13 – Transactions with Related Persons.” During fiscal 2008, none of our executive officers served as a member of the compensation committee or board of directors of any entity that had one or more executive officers that served on our compensation committee or board of directors.

Compensation Committee Report

The information contained in this report shall not be deemed to be “soliciting material” or “filed” with the Securities and Exchange Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934.

The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis set forth below. Based on the foregoing review and discussion, the compensation committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in this annual report for filing with the Securities and Exchange Commission.

By the Compensation Committee of the Board of Directors of Vonage Holdings Corp.

Morton David, Chairman

J. Sanford Miller

Peter Barris

Governor Thomas J. Ridge

COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

In this Compensation Discussion and Analysis, we address the compensation provided to our named executive officers listed in the Summary Compensation Table that follows this discussion. We also discuss the goals that we seek to achieve through our executive compensation program and other important factors underlying our compensation practices and policies.

Compensation Objectives

The 2008 compensation for our executive officers was designed to meet the following objectives:

>	Provide competitive compensation in order to attract, retain and motivate highly-skilled executives. We refer to this objective as “competitive compensation.”

>	Reinforce the importance of meeting and exceeding identifiable and measurable goals. We refer to this objective as “performance incentives.”

>	Provide meaningful equity ownership that will encourage the creation of stockholder value. We refer to this objective as “alignment with stockholder interests.”

>	Provide an incentive for long-term continued employment with us. We refer to this objective as “retention incentives.”

The principal components of 2008 compensation are as follows:

Type of Compensation	Objectives Addressed
Salary	Competitive Compensation

Annual Cash Bonus	Performance Incentives Competitive Compensation

Long-Term Incentives—Stock Options	Retention Incentives Alignment with Stockholder Interests Performance Incentives Competitive Compensation

Our compensation committee reviews the compensation program annually to determine whether changes should be made to address the objectives described above. As noted below, compensatory decisions regarding Marc P. Lefar, our Chief Executive Officer, were governed by the terms of his employment agreement, which was signed in July 2008, when he assumed his duties with our company. Moreover, our former Interim Chief Executive Officer and Chief Strategist, Jeffrey A. Citron, was subject to some of the compensatory decisions described below prior to his resignation at the time Mr. Lefar became our Chief Executive Officer. Mr. Citron continues to serve as our non-executive Chairman.

Although she is required to be listed as a named executive officer under SEC regulations, Sharon A. O’Leary, our former Executive Vice President and Chief Legal Officer, resigned from our company in the first quarter of 2008 and generally was not subject to the compensation determinations described in this Compensation Discussion and Analysis. See “Severance Arrangement with Sharon A. O’Leary,” below.

Engagement of Compensation Consultant

The compensation committee has the authority to engage its own independent advisor to assist in carrying out its responsibilities under its charter. The compensation committee has engaged an independent compensation consultant, Hewitt Associates, to advise the committee in connection with its oversight of our compensation program.

Determination of Competitive Compensation

In assessing competitive compensation for 2008 for executives other than Mr. Lefar, we used the following data sources:

>

2007 Radford Executive Survey, covering companies in the telecommunications industry and high technology companies. We focused on survey data for 23 companies in the telecommunications industry with revenue from $200 million up to $1 billion, and 80 high technology companies, including telecommunications companies, with revenues from $500 million up to $1 billion.

>

2007 Mercer US Executive Compensation Survey, covering a large number of companies in several major industrial groupings. We utilized information regarding the 201 companies in the survey with revenues between $500 million and $1 billion.

>

2007 Watson Wyatt Top Management Compensation Survey, covering a large number of companies in a range of industry categories. We generally utilized information regarding 185 companies in the survey with revenues from $500 million to $1 billion.

Because the compensation committee was seeking survey data covering a broad range of companies meeting the criteria set forth above, the compensation committee did not focus on, or ascertain the identities of, the individual companies included in the survey data.

We placed the most weight (60% for all named executive officers other than Ms. Haenggi) on the Radford Executive Survey because we believed it provided the most relevant data. We believe that telecommunications companies and high technology companies with comparable revenues represent an appropriate comparison group for our executives because they are the companies against which we are most likely to compete for executive talent. We weighted the data from each of the other surveys at 20%. With respect to Ms. Haenggi, we weighted the Radford Executive Survey at 50% and the other two surveys at 25% each. We used different weighting for Ms. Haenggi because there was insufficient data relating to similarly situated executives among the telecommunications companies in the Radford Executive Survey. We refer to the weighted data sources described above as the “market sample.”

In 2008, we targeted salaries for the named executive officers at the 50th percentile of the market sample. For total cash compensation, which is base salary and the target amount of annual cash bonus, we targeted a minimum level at the 50th percentile, but contemplate payments of up to the 75th percentile contingent on the achievement of strong performance. We also targeted the same 50th to 75th percentile range for total direct compensation, which is base salary, the target amount of annual bonus and stock-based grants. We believe these target levels were appropriate because we want the flexibility to reward company and individual performance that meets or exceeds our performance goals.

A significant portion of our compensation is performance-based. Therefore, actual cash compensation paid to our named executive officers may vary from targeted levels based on achievement of performance targets. Moreover, the comparative analysis described above provides only guidelines, and we do not follow them rigidly.

Employment Agreement with Marc P. Lefar

Mr. Lefar’s compensation principally is governed by the terms of his employment agreement with us, which is described in detail below under “Potential Payments Upon Termination or Change in Control–Employment and Related Agreements.” Mr. Lefar’s retention was the culmination of a process conducted by a CEO search committee consisting of three members of our board of directors, Michael A. Krupka, Morton David and John J. Roberts. After considering the candidate pool, the CEO search committee oversaw extensive negotiations, on an arms-length basis, with Mr. Lefar. The CEO search committee determined that Mr. Lefar is a uniquely well-qualified executive for Vonage, based on his tenure as Chief Marketing Officer for Cingular Wireless, as a marketing executive for Cable and Wireless Global and in senior leadership roles at Verizon Wireless and GTE Wireless, as well as his experience during nine years at Procter & Gamble. The CEO search committee believed that Mr. Lefar would provide the level of leadership and experience that was necessary to address the challenges facing our company, including increasing competition and the need to refinance our then outstanding convertible notes by December 2008. Moreover, the CEO search committee recognized that, in accepting employment with us, Mr. Lefar was relinquishing his consulting business. Based on the foregoing considerations, to secure the services of Mr. Lefar the CEO search committee concluded it was appropriate to make the one-time payment and the initial stock option grant and to provide the other compensation specified in the employment agreement. Following the recommendation of the CEO search committee and the compensation committee, the board of directors approved Mr. Lefar’s employment agreement.

Salaries

The market sample indicated that the salaries of our executive officers were within the competitive guidelines addressed above. Therefore, we did not increase any salaries for the named executive officers in 2008.

Mr. Lefar’s salary of $850,000 per annum was fixed in accordance with the terms of his employment agreement.

Annual Cash Bonuses

When determining the annual bonuses of our executive officers, the compensation committee takes into account achievement of objective performance criteria as described below. The compensation committee also may consider discretionary factors relating to the executive’s individual performance.

For 2008, the target bonus percentages for the participating named executive officers were as follows:

Name	Percentage of Salary Payable at Target Award Level*
Jeffrey A. Citron	100%
John S. Rego	100%
Jamie E. Haenggi	60%
Louis A. Mamakos	50%

*

Due to Mr. Citron’s termination of employment in July 2008, he became ineligible for payment of an annual bonus. However, under his separation agreement, Mr. Citron received payment of a portion of the target amount of his bonus, prorated for the portion of the year he was employed by us. Under her separation agreement, Ms. O’Leary received a prorated portion of what would have been the target amount of her bonus had she participated in the 2008 bonus program. See “Summary Compensation Table – 2008” and “Potential Payments Upon Termination or Change in Control” for additional information.

The measures used for the 2008 bonus program and the weighting of those measures, as ultimately approved by the compensation committee, were as follows:

>

Revenue (15% of target bonus)—We calculate revenue based on total cash received from customers after deducting bad debt charges, credits and promotional discounts. We use revenue, net of the deductions, because it is a fundamental indicator of growth for a company in an emerging sector of the telecommunications industry.

>

Subscriber Line Acquisition Cost (“SLAC”) (15% of target bonus)—SLAC is total marketing expense divided by subscriber line additions. We use SLAC because it is an effective measure of how efficiently we spend funds to acquire new customers.

>

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

>

Churn (33% of target bonus)—Churn relates to the average monthly percentage of customers that terminate service. We calculated churn by dividing the number of customers that terminated during 2008 by the simple average number of customers during 2008, and dividing the result by 12. The simple average number of customers is the number of customers on the first day of 2008 plus the number of customers on the last day of 2008, divided by two. We use churn as a performance measure because it addresses our success in retaining subscribers. Reducing churn can have a significant positive impact on revenue and profitability. Because the compensation committee viewed reduction of churn as a key goal for our company in 2008, it increased the weighting of this metric from 25% in 2007.

>

Adjusted Operating Profit (22% of target bonus)—We define adjusted operating profit as profit from operations, calculated in accordance with generally accepted accounting principles, excluding depreciation, amortization and non-cash stock compensation expenses. We view adjusted operating profit as an important performance measure because it is a “bottom line” indicator of our long-term viability, and of management’s performance. Nevertheless, the compensation committee reduced the weighting of this factor to accommodate the increased weighting of churn. Depreciation, amortization and non-cash stock compensation expense are excluded because they represent non-cash charges that do not reflect on management’s performance.

A 100% payout on any of the measures required our achieving the targeted amount for the measure. The minimum payment, equal to 50% of the target bonus, would be payable if a threshold level of performance was achieved. The maximum payment, equal to 175% of the target bonus, would be payable only upon outstanding performance. We also referenced two additional measurement points, at which payments equal to 80% and 120% of the target bonus would be made. Payments between the measurement points increased or decreased in proportion to the increase or decrease, as applicable, of the relevant performance measure.

The following table shows the performance levels upon which threshold, 80%, target, 120% and maximum bonuses would be paid (revenue and adjusted operating profit in thousands):

Performance Measure	Threshold	80% Payment	Target	120% Payment	Maximum
Revenue	$908,418	$921,629	$945,819	$963,385	$1,002,016
SLAC	$246.00	$226.00	$213.00	$200.00	$175.00
PMOI	$9.74	$10.52	$10.55	$10.88	$11.77
Churn	2.77%	2.63%	2.54%	2.45%	2.25%
Adjusted Operating Profit	$1,008	$32,716	$38,445	$54,505	$99,147

The award payable based on our actual performance was 46% of the total target bonus, as indicated by the following table (revenue and adjusted operating profit in thousands):

Performance Measure	2008 Performance		Percent of Target Award for the Measure	Target Award for Measure as Percentage of Total Target Award	Percentage of Total Target Award Based on Performance
Revenue	$900,120		0%	15%	0%
SLAC	$266.14		0%	15%	0%
PMOI	$11.05	*	131%	15%	20%
Churn	3.08%		0%	33%	0%
Adjusted Operating Profit	$54,411		120%	22%	26%

Percent of Total Target Award					46%

*

The actual amount of PMOI was $11.34. A change relating to the amortization of customer activation fees, which is described in note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008, resulted in a $0.29 increase in PMOI. Because the change was not anticipated when the PMOI metric initially was established, we eliminated the increase for purposes of determining the annual bonus.

The compensation committee approved limited adjustments to the amounts determined for Mr. Rego and Ms. Haenggi based on individual performance. These adjustments were recommended by the Chief Executive Officer following performance reviews.

Based on the corporate performance with respect to the performance metrics, adjusted as described above, the compensation committee approved the following annual bonus payments to the named executive officers:

Name	2008 Bonus Award	Award as Percentage of Target Award Opportunity
John S. Rego	$126,960	42%
Jamie E. Haenggi	$78,177	47%
Louis A. Mamakos	$50,600	46%

These payments are reflected in the “Bonus” column of the Summary Compensation Table. Mr. Lefar’s employment agreement provides that except as otherwise determined by the compensation committee, Mr. Lefar would not be entitled to any bonus for 2008 performance. Accordingly, Mr. Lefar did not receive a bonus for the period from the commencement of his employment in July through December 2008.

One-Time Payment to Mr. Lefar

As an inducement for Mr. Lefar to join our company and to compensate him for the termination of his consulting business, we provided Mr. Lefar a one-time payment of $865,000 under the terms of his employment agreement. See “Employment Agreement with Marc P. Lefar” above for additional information.

Long-Term Incentives

Annual Stock Option Grants: In 2008, the compensation committee approved stock option grants to the executive officers based on 2007 corporate performance, competitive data with respect to the market sample, the level of the individual’s responsibility and individual contributions to Vonage. In this regard, the compensation committee considered the recommendations of the Chairman, Chief Strategist and Interim Chief Executive Officer for the other named executive officers then employed by us. The named executive officers identified below received the following stock option grants in April 2008:

Name	Number of Shares Underlying Stock Options
Jeffrey A. Citron	1,000,000
John S. Rego	90,000
Louis A. Mamakos	25,000
Jamie E. Haenggi	200,000

Under the terms of Mr. Lefar’s employment agreement, we granted to Mr. Lefar options to purchase 6,500,000 shares of our common stock upon commencement of employment. See “Employment Agreement with Marc P. Lefar” above for additional information.

Perquisites

Under the terms of Mr. Lefar’s employment agreement, we paid Mr. Lefar in 2008 for travel expenses between his primary residence in Atlanta, Georgia and our principal offices and the cost of temporary housing. In addition, we paid Mr. Lefar’s counsel fees incurred in connection with the negotiation of his employment agreement and made an additional payment to relieve him of any tax liability related to the travel, temporary housing and legal expense reimbursements, as well as taxes in respect of the additional payment. We also provide premiums for medical, dental, short-term and long-term disability and life and accidental death and dismemberment coverage for Mr. Lefar. See the Summary Compensation Table and “Potential Payments Upon Termination or Change in Control—Employment and Related Agreements” below, and “Employment Agreement with Marc P. Lefar” above for additional information. Our other named executive officers also negotiated for perquisites when hired. We pay premiums for medical, dental, short-term and long-term disability, and life and accidental death and dismemberment coverage for Mr. Mamakos and Mr. Rego, and we provided these benefits to Mr. Citron while he served as our interim Chief Executive Officer and Chief Strategist. We paid premiums for short-term and long-term disability, and life and accidental death and dismemberment coverage for Ms. Haenggi. Our incremental costs for the perquisites described above are shown in note 5 to the Summary Compensation Table.

Separation and Consulting Arrangements with Jeffrey A. Citron

In connection with Mr. Citron’s resignation as Interim Chief Executive Officer and Chief Strategist, we entered into a separation agreement and general release with Mr. Citron and a consulting agreement with Mr. Citron’s consulting firm. The separation agreement is described below under “Potential Payments Upon Termination or Change in Control—Employment and Related Agreements,” and the consulting agreement is described below under “Item 13—Transactions with Related Persons.” In entering into these agreements, we considered the significant role that Mr. Citron has performed in the establishment and growth of our company. We felt that the agreements enabled us to continue to benefit from Mr. Citron’s advice and insights, both in his role as our non-executive Chairman and as a consultant. We also took into account the fact that Mr. Citron agreed to waive some provisions of his employment agreement that might otherwise have been applicable in connection with his resignation. These provisions would have required a significant payment to Mr. Citron.

Separation Agreement with Sharon A. O’Leary

Ms. O’Leary’s separation agreement with us reflects the determination by our board of directors that she resigned for “good reason” under her employment agreement. Therefore, the payments and other benefits to Ms. O’Leary are generally the same as called for under her employment agreement upon a “resignation for good reason.” This also reflects our practice for terminated senior officers who execute general releases as Ms. O’Leary did. See “Potential Payments Upon Termination or Change in Control—Employment and Related Agreements” for further information.

Separation Agreement with Louis A. Mamakos

On March 27, 2009, Mr. Mamakos resigned as our Executive Vice President and Chief Technology Officer. His separation agreement is described below under “Potential Payments Upon Termination or Change in Control—Employment and Related Agreements.” In agreeing to the payments set forth in the separation agreement, we considered, in addition to Mr. Mamakos’ past service to us, our need for his continued assistance with respect to technical matters about which he has significant knowledge and expertise. Mr. Mamakos has agreed to provide to us, through March 2010, meaningful assistance for which we believe he is entitled to be fairly compensated in accordance with the terms of the separation agreement.

Equity Grant Practices

We do not backdate grants of stock options or restricted stock units, nor do we time grants to coincide with the release of material non-public information about Vonage. For employees other than newly hired or promoted employees, stock options or restricted stock units are granted on the first trading day of the month immediately following the month in which the options or restricted stock units are approved. Except as set forth below, for newly hired or promoted employees, stock options or restricted stock units are granted on the first trading day of the month immediately following the month in which the employee commences employment with us or the promotion is effective.

The compensation committee approves all grants of stock options and restricted stock units to executive officers and to other officers at the Senior Vice President level. Typically, in March of each year, the compensation committee approves the annual grant of stock options and, if applicable, restricted stock units. The compensation committee’s practice has been to authorize our grant of these options and restricted stock units on the first trading day in April. Due to adverse market conditions and limited availability of shares under our 2006 Incentive Plans, we delayed the awarding of options in 2009 and expect grants to be effective the beginning of June. We have delegated to our Chief Executive Officer and our Vice President of Human Resources the ability to make equity grants (stock options or restricted stock units) aggregating up to 2,000,000 shares of common stock in any calendar year for new hires and promotions, in each case relating to employees at the Vice President level or below (in the case of the Chief Executive Officer) or the Manager level or below (in the case of the Vice President of Human Resources). This delegated authority also is subject to limitations on individual awards, the highest of which provides for grants to a Vice President that may not exceed 75,000 shares in any calendar year. For this purpose, a restricted stock unit is deemed to be equivalent to 1.79 shares.

On one occasion in 2008, the compensation committee approved an award of stock options for a new Senior Vice President to be granted on the first trading day of the month in which the Senior Vice President’s employment commenced. Because the Senior Vice President’s employment would commence on the first day of the month, the compensation committee determined that this minor departure from standard practice was equitable under the circumstances.

We set the exercise price of stock options based on the closing price of our common stock as reported on the New York Stock Exchange on the date of grant.

Ongoing and Post-Employment Compensation

We have benefit plans, employment agreements and other arrangements for our named executive officers that accrue value as the executive officer continues to work for us or provide special benefits upon certain types of termination events. These plans, employment agreements and arrangements were designed to be part of a competitive compensation package or to help secure the retention of the executive. See “Potential Payments Upon Termination or Change in Control” below for additional information.

Employment Agreements and Change of Control Provisions of Equity Grants: We have employment agreements with each of Mr. Lefar, Mr. Rego and Mr. Mamakos, which set forth the terms of their employment with us. Among other terms, the employment agreements provide for payments and other benefits if we terminate an executive officer’s employment without cause, or if an executive officer terminates employment for good reason. Ms. Haenggi does not have an employment agreement, but our letter to her offering employment with us provides for a severance payment if her employment is terminated without cause.

Mr. Lefar’s employment agreement provides that upon a change in control of our company, options granted to Mr. Lefar in connection with the execution of his employment agreement will vest in full. Mr. Lefar’s employment agreement also provides for partial acceleration of vesting of the options in the event of termination of his employment without cause or his termination of employment for good reason. A different form of partial vesting will apply in the event his employment agreement is not renewed, to the extent he continues to be employed by us and his employment subsequently terminates while options remain unvested. In addition, upon termination of his employment for reasons other than cause, the exercise period for Mr. Lefar’s outstanding options, including any options in addition to those granted under his employment agreement, will be extended for either 60 or 180 days, depending on the circumstances of the termination. Mr. Lefar also is entitled to an amount equal to two times his base salary (one times his base salary in the event of non-renewal of his employment agreement by us), which we refer to as the “severance amount,” a prorated portion of his annual bonus for the year of termination and certain health care benefits if his employment is terminated without cause, if he terminates his employment for good reason or if he receives notice of non-renewal of his employment agreement. In addition, upon a change of control meeting specified criteria that occurs before July 29, 2009, Mr. Lefar may also be entitled to a payment equal to $4,135,000 less the sum of the severance amount and less an amount calculated with reference to the stock price of our company’s stock on the day immediately prior to the change of control.

Under Mr. Lefar’s employment agreement, if Mr. Lefar becomes liable for payment of any excise tax under Section 4999 of the Internal Revenue Code with respect to any payment in connection with a change in control, we will make an additional payment to him. This payment is designed so that, after payment of all excise taxes and any other taxes payable in respect of the additional payment, Mr. Lefar will retain the same amount as if no excise tax had been imposed. See “Tax Considerations” below for further information regarding the additional payments.

The employment agreement for Mr. Rego provides for “double trigger” vesting of his outstanding stock options after a change in control of our company. In other words, if a change of control occurs and, concurrently or afterwards, Mr. Rego is terminated by us without cause or Mr. Rego terminates his employment for good reason, the outstanding stock options held by Mr. Rego will vest in full. The option agreements for Ms. Haenggi and the four most recent option agreements for Mr. Mamakos provide for acceleration of vesting of 100% of unvested stock options covered by those agreements in the event of termination of employment without cause or for good reason prior to the first anniversary of a change in control. The remaining three option agreements for Mr. Mamakos provide for acceleration of vesting of one-half of unvested stock options in the event of termination of employment without cause or for good reason not later than 180 days after a change in control. The restricted stock unit grant agreements entered into in 2006 for Mr. Rego and Mr. Mamakos provide for acceleration of vesting of one-half of unvested restricted stock units in the event of termination of employment without cause or for good reason not later than 180 days after a change in control. The restricted stock unit grant agreements entered into in 2007 for Mr. Rego, Mr. Mamakos and Ms. Haenggi provide for acceleration of vesting of all restricted stock units in the event of termination of employment without cause or for good reason prior to the first anniversary of a change in control.

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

Moreover, we believe that the change in control benefits that we have provided to the executive officers provide appropriate incentives for the executive officers to cooperate in negotiating any change in control of Vonage without regard to the potential effect on their positions. See “Potential Payments Upon Termination or Change in Control” for further information regarding change in control and termination benefits under the employment agreements.

401(K) Savings Plan: This plan is a tax-qualified defined contribution plan available to all of our employees. Messrs. Lefar and Rego, and Ms. Haenggi currently participate in the plan. Under the plan, an employee may contribute, subject to Internal Revenue Code limitations, up to a maximum of 15% of his or her annual compensation. In 2008, we provided a matching contribution equal to 50% of each dollar contributed by a participant, up to a maximum contribution of $6,000. The matching contributions vest after three years following the date of employment. Employee and matching contributions are based on compensation up to annual limits established under the Internal Revenue Code (the eligible compensation limit was $230,000 in 2008). Our matching contributions for the named executive officers are shown in the Summary Compensation Table. We do not provide any supplemental retirement benefits.

Tax Considerations

Section 162(m) of the Internal Revenue Code limits to $1 million the deductibility for federal income tax purposes of annual compensation paid by a publicly held company to its chief executive officer and other specified executives, unless certain conditions are met. We structure our stock options to preserve the deductibility of income realized by an executive upon the exercise of stock options. While we may take actions in the future to preserve deductibility of other elements of compensation, we retain the flexibility to authorize compensation that may not be deductible if the compensation committee believes it is in the best interests of our company. While the compensation for Mr. Lefar exceeded the $1 million deduction limit in 2008, we determined that this result was appropriate, based on the considerations regarding his compensation discussed above.

As noted above, under Mr. Lefar’s employment agreement, he will be entitled to receive additional payments if payments to him resulting from a change in control are subject to the excise tax imposed by Section 4999 of the Internal Revenue Code. It is possible that a change in control could result in additional payments to Mr. Lefar. Nevertheless, we believe that the payments relating to the excise tax are appropriate to preserve the intended benefits under his agreement, as well as the incentive for Mr. Lefar to enter into employment with us.

* * * * * * * *

Summary Compensation Table

Name and Principal Position	Year	Salary		Bonus (1)	Stock Awards (2)	Option Awards (3)	Non-Equity Incentive Plan Compensation (4)	All Other Compensation (5)	Total

Marc P. Lefar (6) Chief Executive Officer	2008	$340,000		$865,000		$1,361,321		$483,782	$3,050,103

Jeffrey A. Citron (7) Chairman and Former Chief Strategist and Interim Chief Executive Officer	2008	$369,231		$350,000		$4,359,858		$37,645	$5,116,734
	2007	$600,000		$438,000		$3,133,998		$11,982	$4,183,980
	2006	$663,077	(8)			$4,354,257	$438,000	$21,242	$5,476,576

John S. Rego Executive Vice President, CFO and Treasurer	2008	$300,000		$126,960	$147,077	$658,153		$14,589	$1,246,779
	2007	$300,000		$190,000	$162,836	$1,050,396		$11,820	$1,715,052
	2006	$288,846		$14,103	$68,113	$1,457,077	$210,897	$9,402	$2,048,438

Sharon A. O’Leary (9) Former Executive Vice President, Chief Legal Officer and Secretary	2008	$99,481		$42,340	$44,097	$126,421		$290,198	$602,537
	2007	$290,000		$169,360	$162,836	$575,753		$2,999	$1,200,948
	2006	$281,077		$5,838	$68,113	$715,608	$164,162	$12,906	$1,247,704

Louis A. Mamakos (10) Executive Vice President and Chief Technology Officer	2008	$220,000		$50,600	$111,974	$370,890		$11,542	$765,006
	2007	$220,000		$90,000	$96,197	$585,741		$9,951	$1,001,889
	2006	$215,538		$3,306	$34,056	$861,925	$78,694	$8,244	$1,201,763

Jamie E. Haenggi (11) Executive Vice President and Chief Marketing Officer	2008	$275,000		$78,177	$76,865	$282,066		$6,770	$718,878
	2007	$252,500		$200,000	$29,558	$166,778		$2,386	$651,222

(1)

The 2008 amount for Mr. Lefar was a one-time payment as an inducement for Mr. Lefar to join our company and to compensate him for the termination of his consulting business, which was paid to Mr. Lefar in July 2008 upon commencement of his employment with us pursuant to the terms of his employment agreement. The 2008 amounts for Ms. O’Leary and Mr. Citron were paid pursuant to the terms of separation agreements. See the section titled “Potential Payments Upon Termination or Change in Control—Employment and Related Agreements” for a description of the employment agreement with Mr. Lefar and the separation agreements with Ms. O’Leary and Mr. Citron.

Except as noted above, the amounts reported represent discretionary cash bonuses earned during 2006, 2007 and 2008, as applicable. The bonuses earned in 2006, 2007 and 2008, as applicable, were paid in the first quarter of the subsequent year. Please see the section titled “Annual Cash Bonuses” in the Compensation Discussion and Analysis for more information regarding our bonus program for 2008.

(2)

Stock awards consist only of restricted stock units. The amounts shown do not reflect compensation actually received by the named executive officer. Instead, the amounts shown are the compensation costs recognized by us in 2006, 2007 and 2008, as applicable, with respect to stock awards for financial statement purposes, computed in accordance with Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment,” or SFAS 123R, but without giving effect to estimated forfeitures. The assumptions used to calculate the value of stock awards are set forth under Note 9 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 3, 2009.

(3)

The amounts shown do not reflect compensation actually received by the named executive officer. Instead, the amounts shown are the compensation costs recognized by us in 2006, 2007 and 2008, as applicable, with respect to stock options for financial statement purposes, computed in accordance with SFAS 123R, but without giving effect to estimated forfeitures. These compensation costs reflect options granted in and prior to the applicable year. The assumptions used to calculate the value of stock options are set forth under Note 9 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 3, 2009. See “Grants of Plan-Based Awards—2008” for further information including the exercise prices for awards made in 2008.

(4)

The amounts in this column represent total performance-based bonuses earned for services rendered during 2006. These bonuses were based on our financial performance. The bonuses earned in 2006 were paid in 2007.

(5)	The amounts in this column (grossed-up for any payments to reimburse for related taxes) consist of the following:

Name	Year	401(k) Match	Insurance and Medical Premiums and Payments	Separation Agreement Payments	Temporary Housing/ Relocation Expense/ Reimbursement	Travel Expense/ Reimbursement	Reimbursement of Legal Fees	Use of Vonage Office for Personal Employees	Total
Marc P. Lefar	2008		$5,204		$58,250	$374,239	$46,089		$483,782

Jeffrey A. Citron	2008	$6,000	$8,590				$23,055		$37,645
	2007	$6,000	$5,982						$11,982
	2006	$6,000	$3,402					$11,840	$21,242

John S. Rego	2008	$6,000	$8,589						$14,589
	2007	$6,000	$5,820						$11,820
	2006	$6,000	$3,402						$9,402

Sharon A. O’Leary	2008		$198	$290,000					$290,198
	2007		$2,999						$2,999
	2006		$327		$12,579				$12,906

Louis A. Mamakos	2008	$6,000	$5,542						$11,542
	2007	$6,000	$3,951						$9,951
	2006	$6,000	$2,244						$8,244

Jamie E. Haenggi	2008	$6,000	$770						$6,770
	2007	$370	$770		$1,246				$2,386

(6)	In July 2008, Mr. Lefar was appointed as our Chief Executive Officer.
(7)

Mr. Citron served as our interim Chief Executive Officer from April 2007 until July 2008 and as our Chief Strategist from February 2006 to July 2008. The amounts for 2008 do not include amounts paid to Mr. Citron in his capacity as a non-employee director after he ceased serving as an executive officer. For these amounts, which totaled $69,277 in 2008, see “Director Compensation—2008 Director Compensation.” “Item 13—Transactions with Related Persons” also details $131,689 paid by us to an entity controlled by Mr. Citron for consulting services.

(8)

This amount includes a payment of $63,077 on February 3, 2006 due to an administrative oversight in implementing the $200,000 base salary increase that Mr. Citron received in 2005 under his September 2005 employment agreement, which raised his base salary from $400,000 to $600,000.

(9)	On March 31, 2008, Ms. O’Leary stepped down from her position as Executive Vice President, Chief Legal Officer and Secretary.
(10)	On March 27, 2009, Mr. Mamakos stepped down from his position as Executive Vice President and Chief Technology Officer.
(11)	Ms. Haenggi joined us as Vice President of Customer Life in November 2006 and became Chief Marketing Officer in April 2007 and Executive Vice President and Chief Marketing Officer in May 2007.

The relationship of each named executive officer’s base salary in proportion to the amount in the “Total” column is as follows:

Name	2006 Salary as a % of Total Compensation	2007 Salary as a % of Total Compensation	2008 Salary as a % of Total Compensation
Marc P. Lefar	–	–	11.1%
Jeffrey A. Citron	12.1%	14.3%	7.2%
John S. Rego	14.1%	17.5%	24.1%
Sharon A. O’Leary	22.5%	24.1%	16.5%
Louis A. Mamakos	17.9%	22.0%	28.8%
Jamie E. Haenggi	–	38.8%	38.3%

Grants of Plan-Based Awards—2008

Name	Grant Date	Date of Corporate	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option Awards (2)	Grant Date Fair Value of Option Awards (3)
		Action	Options (1)
Marc P. Lefar	7/29/08	7/29/08	6,500,000	$1.42	$6,153,861

Jeffrey A. Citron (4)	4/1/08	3/11/08	1,000,000	$1.96	$1,000,070
	7/29/08	7/29/08	1,000,000	$1.42	$946,748
	7/29/08	7/29/08	750,000	$1.42	$710,061

John S. Rego	4/1/08	3/11/08	90,000	$1.96	$90,006

Louis A. Mamakos	4/1/08	3/11/08	25,000	$1.96	$25,002

Jamie E. Haenggi	4/1/08	3/11/08	200,000	$1.96	$200,014

(1)

Amounts in this column represent stock options granted under our 2006 Incentive Plan. The options granted to Mr. Citron on July 29, 2008 vest over a four year period, with 25% vesting on the first anniversary of grant and the remainder vesting in equal quarterly installments thereafter. Otherwise, the options for each of the named executive officers vest in equal annual installments on the first through fourth anniversaries of the grant date. Please see the section titled “Ongoing and Post-

Employment Compensation—Employment Agreements and Change of Control Provisions of Equity Grants” in our Compensation Discussion and Analysis for a discussion of the acceleration of vesting of our stock options in certain circumstances, including upon a change in control.

(2)	The amounts in this column represent the closing price of our common stock on the New York Stock Exchange on the date of grant.
(3)

The value of an option award is based on the fair value as of the grant date of such award determined under SFAS 123R. Regardless of the value placed on a stock option on the grant date, the actual value of the option will depend on the market value of our common stock at such date in the future when the option is exercised, less the exercise price.

(4)

The amounts in this table do not reflect grants made to Mr. Citron after he ceased to be an executive officer. Those grants had a grant date fair value of $10,688 for restricted stock awards and $6,506 for options, see “Director Compensation—2008 Director Compensation.”

Outstanding Equity Awards at Fiscal Year-End—2008

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable (1)		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (1)		Market Value of Shares or Units of Stock that Have Not Vested (2)
Marc P. Lefar	–		6,500,000	(7)	$1.42	7/29/2018

Jeffrey A. Citron	15,625	(3)	–		$6.44	9/18/2010
	250,000		750,000	(4)	$4.16	3/15/2012
	400,935		–		$0.70	6/19/2012
	–		1,000,000	(5)	$1.96	4/1/2013
	48,661		–		$1.40	9/18/2013
	1,745,936		–		$1.76	6/1/2014
	327,376	(3)	29,767		$7.42	4/1/2015
	2,976,143	(3)	595,286		$8.82	8/1/2015
	–		1,000,000	(6)	$1.42	7/29/2018
	–		750,000	(6)	$1.42	7/29/2018
	11,250		–		$0.95	10/1/2018

John S. Rego	51,250		153,750	(4)	$4.16	3/15/2012
	50,000		150,000	(8)	$2.08	9/4/2012
	53,571		–		$0.70	10/1/2012
	–		90,000	(5)	$1.96	4/1/2013
	44,643		–		$1.40	8/1/2013
	107,143		–		$1.76	2/27/2014
	169,908		15,450	(9)	$7.42	4/1/2015
	74,404		14,882	(10)	$8.82	8/1/2015
	171,875		78,125	(11)	$15.06	3/15/2016
							25,000	(15)	$16,500
							63,000	(16)	$41,580

Sharon A. O’Leary	115,326		–		$8.82	3/31/2009
	53,572		–		$15.06	3/31/2009

Outstanding Equity Awards at Fiscal Year-End—2008

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (1)		Market Value of Shares or Units of Stock that Have Not Vested (2)
Louis A. Mamakos	18,750	56,250	(4)	$4.16	3/15/2012
	50,000	150,000	(8)	$2.08	9/4/2012
	–	25,000	(5)	$1.96	4/1/2013
	53,572	–		$1.76	7/30/2014
	81,844	7,442	(9)	$7.42	4/1/2015
	74,404	14,882	(10)	$8.82	8/1/2015
	98,214	44,644	(11)	$15.06	3/15/2016
						12,500	(15)	$8,250
						63,000	(16)	$41,580

Jamie E. Haenggi	25,000	75,000	(12)	$3.11	4/27/2012
	50,000	150,000	(8)	$2.08	9/4/2012
	25,000	75,000	(13)	$2.12	12/3/2012
	–	200,000	(5)	$1.96	4/1/2013
	20,000	20,000	(14)	$6.73	11/6/2016
						63,000	(16)	$41,580

(1)

Please see the section titled “Ongoing and Post-Employment Compensation—Employment Agreements and Change of Control Provisions of Equity Grants” in our Compensation Discussion and Analysis for a discussion of the acceleration of our option and stock awards upon a change in control.

(2)	Based on the closing price of our common stock as of December 31, 2008 ($0.66), as reported on the New York Stock Exchange.
(3)	On March 17, 2009, we entered into an agreement with Mr. Citron to repurchase these options for an aggregate of $1.00. On the date of repurchase, all of these options were out-of-the-money.
(4)	The options vest in equal annual installments on the first through fourth anniversaries of March 15, 2007.
(5)	The options vest in equal annual installments on the first through fourth anniversaries of April 1, 2008.
(6)	The options vest 25% on July 29, 2009 and the remainder vest in equal quarterly installments thereafter.
(7)	The options vest in equal annual installments on the calendar day before the first through fourth anniversaries of July 29, 2008.
(8)	The options vest in equal annual installments on the first through fourth anniversaries of September 4, 2007.
(9)	The options vest in equal monthly installments over a period of four years beginning on May 31, 2005.
(10)	The options vest in equal monthly installments over a period of four years beginning on September 30, 2005.
(11)	The options vest in equal monthly installments over a period of four years beginning on April 30, 2006.
(12)	The options vest in equal annual installments on the first through fourth anniversaries of April 27, 2007.
(13)	The options vest in equal annual installments on the first through fourth anniversaries of December 3, 2007.
(14)	The options vest in equal annual installments on the first through fourth anniversaries of November 6, 2006.
(15)

The restricted stock units vest in equal annual installments on the first through fourth anniversaries of August 4, 2006. Vested units are payable in shares of our common stock, net of any withholding taxes owed.

(16)

The restricted stock units vest in equal annual installments on the first through fourth anniversaries of September 4, 2007. Vested units are payable in shares of our common stock, net of any withholding taxes owed.

Option Exercises and Stock Vested—2008

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
John S. Rego	33,500	$44,465
Louis A. Mamakos	27,250	$35,778
Jamie E. Haenggi	21,000	$27,090

(1)	Value realized upon vesting is based on the closing sales price of our common stock on the New York Stock Exchange on the applicable vesting date.

Potential Payments Upon Termination or Change in Control

The following are descriptions of our employment agreements with our named executive officers. The table following the description of our employment agreements quantifies the potential payments and benefits under our arrangements with each named executive officer to which the named executive officer would be entitled to for various scenarios involving a termination of employment or change-in-control. The amounts shown assume that the termination was effective as of December 31, 2008, and thus includes amounts earned through such time and are estimates of the amounts which would be paid out to the executives upon their termination. The actual amounts to be paid out can only be determined at the time of such executive’s separation.

Employment and Related Agreements

Marc P. Lefar

Effective July 29, 2008, we entered into an agreement with Mr. Lefar providing for his employment, commencing as of July 29, 2008, as Chief Executive Officer for an initial term of three years. The term will automatically renew for additional one-year periods, unless either party gives notice at least 90 days prior to the end of the then-current term. In the event of a change in control, the term will also be automatically extended until the first anniversary of the change of control if the term would otherwise be terminated within such one-year period, subject to automatic annual renewals as described above. As Chief Executive Officer, Mr. Lefar reports to our board of directors. All of our employees report to Mr. Lefar or one of his designees.

Under his employment agreement, Mr. Lefar is entitled to receive an annual base salary of not less than $850,000, subject to review for increase not less than annually by our compensation committee. Mr. Lefar is eligible to receive an annual discretionary performance-based bonus in accordance with our annual bonus program for senior executives. Mr. Lefar’s employment agreement contains a target annual bonus equal to 75% of Mr. Lefar’s annual base salary for 2009 and 100% in 2010 and thereafter, subject to review for increase not less than annually by our compensation committee. Except as otherwise determined by the compensation committee, Mr. Lefar was not entitled to any bonus for 2008 performance. Accordingly, Mr. Lefar did not receive a bonus for the period from July through December 2008.

As an inducement for Mr. Lefar to join our company and to compensate him for the termination of his consulting business, Mr. Lefar received a one-time payment of $865,000. He also received a grant of options to purchase 6,500,000 shares of our common stock upon commencement of his employment with us at an exercise price of $1.42 per share, the closing price of our common stock on the New York Stock Exchange on the date of grant. The employment agreement provides that Vonage and Mr. Lefar will discuss in good faith the award of additional equity to Mr. Lefar if it is determined that the financing completed by us in November 2008 was substantially more dilutive than the capitalization as contemplated by the commitment letter for the financing executed by us in July 2008.

During the term of the employment agreement, Mr. Lefar is entitled to payment for or reimbursement of his commercial air and car transport between his primary residence in Atlanta, Georgia and our principal offices. We will pay for or reimburse Mr. Lefar for amounts up to a maximum of $250,000 in 2008 and $350,000 in 2009 plus the cost of commercial air travel (i.e., the cost of a first-class, fully refundable, direct flight booked one week prior to travel), to be used by Mr. Lefar for private air travel from and to our principal offices. Until July 2009, Mr. Lefar is entitled to payment of or reimbursement for the cost of temporary housing (i.e., furnished housing, including utilities). We also paid Mr. Lefar’s counsel fees incurred in connection with the negotiation and documentation of his employment agreement. We agreed to gross-up for tax purposes any income arising from such transportation, temporary housing and legal expense payments or reimbursements that are treated as nondeductible taxable income.

During the term of his employment agreement, if we terminate Mr. Lefar’s employment without cause or he resigns with good reason or if Mr. Lefar receives notice of non-renewal of his employment agreement with us and, in each case, Mr. Lefar provides us with a general release of claims, he will be entitled to a prorated annual bonus for the year of termination, an amount equal to two times his base salary (one year in the event of non-renewal of Mr. Lefar’s employment agreement), payment of medical, dental and vision continuation coverage premiums for Mr. Lefar and his dependents under COBRA in excess of the amount he would have paid if he were an active employee for the COBRA continuation coverage period until he receives such coverage from another employer and up to $50,000 of outplacement services. If Mr. Lefar’s employment is terminated by reason of death or disability, he will be entitled to a prorated annual bonus for the year of termination and an amount equal to his base salary for one year (reduced by the projected net amount of any disability benefits received by Mr. Lefar under our group disability policy).

Upon a change of control of us meeting specified criteria that occurs prior to July 29, 2009, if Mr. Lefar is then employed by us or prior thereto has been terminated by us without cause in contemplation of the change of control, Mr. Lefar will be entitled to an additional bonus if, and only if, the Combined Value (as defined below) is less than $4,135,000. The “Combined Value” is defined as the sum of the Value Bonus and the Triggered Severance Amount (if any), each as defined below. To the extent Mr. Lefar is entitled to an additional bonus, such additional bonus will equal the difference between $4,135,000 and the Combined Value and will be payable in a lump sum 60 days after the termination covered by the Triggered Severance Amount, if applicable, or, if not, 60 days after the change of control. The Triggered Severance Amount will apply only if Mr. Lefar is notified at a date prior to or at the change of control that he is being terminated without cause within 30 days after the change of control or Mr. Lefar notifies us prior to or at the change of control that he is resigning for good reason within 30 days after the change of control or Mr. Lefar has been terminated without cause in contemplation of the change of control. It will not apply in any other situation. The “Triggered Severance Amount” is a lump-sum amount equal to Mr. Lefar’s base salary in effect on the date employment is terminated for a two-year period. The “Value Bonus” is a value ranging from (A) $0 in the event the per share closing price of our common stock on the New York Stock Exchange (or other national securities exchange or automated quotation system, in the event our common stock is no longer traded on the New York Stock Exchange) (the “Exchange”) on the date immediately prior to the change of control is $1.42 (as adjusted for stock splits, stock dividends, recapitalizations and similar transactions) or less, to (B) $4,135,000 in the event the per share closing price of our common stock on the Exchange on the date immediately prior to such change of control is $2.06 (as adjusted for stock splits, stock dividends, recapitalizations and similar transactions) or more, with the value increasing ratably from $0 to $4,135,000 as the stock price increases from $1.42 to $2.06 per share (in each case, as adjusted), or approximately $64,609.375 in value per $0.01 increase in share price (as adjusted).

Upon a change of control of us, all outstanding unvested options previously granted to Mr. Lefar upon commencement of his employment with us (the “July 2008 Options”) will become fully vested and exercisable immediately prior to such change of control. Upon termination of Mr. Lefar’s employment without cause or by Mr. Lefar for good reason (in either case, other than in the context of a change of control), then for each outstanding July 2008 Option held by Mr. Lefar, an additional amount will vest and become immediately exercisable equal to the number of July 2008 Options that would vest on the next vesting tranche multiplied by a fraction where (1) the numerator is 12 plus the number of full and fractional months that had elapsed between the option vesting date immediately prior to such termination and such termination date and (2) the denominator is 12. Upon a non-renewal of the employment agreement by us, Mr. Lefar will vest pro rata in the next vesting tranche to the extent he continues to be employed by us beyond the expiration of the term of the employment agreement, such pro rata portion to be based on the full and fractional months that elapse from the day immediately after the expiration of such term through his termination of employment with us. Upon a termination of Mr. Lefar’s employment by us without cause or for non-renewal, or by Mr. Lefar for good reason, all outstanding options (whether part of the July 2008 Options or not) granted to Mr. Lefar will, to the extent vested, remain exercisable for at least 180 days after the termination, or until the end of the term of the option, if earlier. Upon a termination of Mr. Lefar’s employment by Mr. Lefar without good reason, all vested outstanding options granted by us to Mr. Lefar will remain exercisable for at least 60 days after termination, or until the end of the term of the option, if earlier.

The employment agreement provides that Mr. Lefar will receive an additional payment to reimburse him for any excise taxes imposed pursuant to Section 4999 of the Internal Revenue Code, together with reimbursement for any additional taxes incurred by reason of such payments.

Under the terms of Mr. Lefar’s employment agreement, he has agreed not to disclose any confidential information concerning our business. In addition, Mr. Lefar has agreed not to solicit or to interfere with our relationship with any of our employees, officers or representatives or to interfere with our relationship with any of our customers, clients, suppliers, licensees or other business relations until 12 months following termination of his employment. Furthermore, Mr. Lefar has entered into a noncompetition agreement pursuant to which he has agreed not to provide services to the portion of any entity that sells and markets residential/home broadband connectivity or broadband voice service as an employee thereof or as a direct individual consultant thereto (or through an entity specifically formed for such activity) until 12 months following termination of his employment.

Jeffrey A. Citron

On July 29, 2008, we entered into a Confidential Separation Agreement and General Release (the “Separation Agreement”) with Mr. Citron, our Chairman, who stepped down as Chief Strategist and Interim Chief Executive Officer effective July 29, 2008. The agreement provided for the termination of some provisions of the amended and restated employment agreement with Mr. Citron providing for his employment as our Chairman and Chief Strategist that became effective in February 2006.

Mr. Citron will continue as non-executive Chairman of our board of directors until at least July 29, 2009, subject to specified exceptions, and will have such duties, responsibilities and authority as determined from time to time by our board of directors. We have also agreed, subject to specified exceptions, to recommend to our board of directors that Mr. Citron be nominated for re-election to our board of directors at our 2009 annual meeting of stockholders.

As Chairman of our board of directors, Mr. Citron is entitled to (i) an annual retainer of $125,000 in cash (in lieu of board and committee meeting fees), (ii) option grants of immediately exercisable, non-qualified stock options (currently granted quarterly) in an amount equal to one and one-half times the amount awarded to other non-employee directors and (iii) restricted stock grants of shares of our common stock (currently granted quarterly) in an amount equal to one and one-half times the amount awarded to other non-employee directors.

Pursuant to the terms of the Separation Agreement, we agreed, in consideration for a general release and certain other obligations, to make a payment of $350,000 to Mr. Citron, which constituted Mr. Citron’s pro-rata bonus for 2008 and was paid in August 2008. Mr. Citron was also granted nonqualified options (the “Citron Options”) to acquire 750,000 shares of our common stock, at an exercise price of $1.42 per share, the closing price of our common stock on the New York Stock Exchange on the date of the grant. We also paid Mr. Citron’s counsel fees in connection with the negotiation and execution of the Separation Agreement.

As described under “Item 13—Transactions with Related Persons—Consulting Agreement with KEC Holdings LLC,” we entered into a Consulting Agreement with a limited liability company of which Mr. Citron is the president and managing member. As partial consideration for the consulting services, Mr. Citron was also granted nonqualified options to acquire 1,000,000 shares of our common stock, at an exercise price of $1.42 per share, the closing price of our common stock on The New York Stock Exchange on the date of grant. During the term of the Consulting Agreement, Mr. Citron is entitled (to the extent reasonably practicable) to participate in all employee healthcare plans, programs and arrangements of us, in accordance with their respective terms, as may be amended from time to time, and on a basis no less favorable than that made available to our senior executives.

All of Mr. Citron’s unvested options and other equity-based awards granted prior to the Separation Agreement will continue to vest in accordance with their respective terms as long as Mr. Citron continues to serve as a member of our board of directors. Upon Mr. Citron’s cessation of service as a member of the board of directors, all unvested options and other equity-based awards that have not otherwise expired by their terms will become fully vested and exercisable, as applicable, without regard to the satisfaction of any performance criteria.

In addition to the Separation Agreement, on October 17, 2008, we also entered into an Amended and Restated Non-Compete Agreement (“Non-Compete Agreement”) with Mr. Citron. Pursuant to the terms of the Non-Compete Agreement, Mr. Citron has agreed that he will not (A) render any services to or for or engage in any business competitive with our business, (B) become interested in any business competitive with our business, or (C) solicit, or interfere with, our relationship with any person or entity who is or was an employee, customer or supplier of ours, or maintained a business relationship with us, or who we solicited or prepared to solicit, at any time prior to the last day on which Mr. Citron serves as a member of the board of directors. These provisions will remain in effect until the second anniversary of the last day on which Mr. Citron serves as a member of the board of directors. The Non-Compete Agreement does not prohibit Mr. Citron from being engaged or employed by any person or business that competes with our business, so long as (x) Mr. Citron’s engagement does not relate directly to, and Mr. Citron is not actively involved in, such competitive business or (y) such business is a business (i) we first entered after July 29, 2008, and (ii) in which Mr. Citron was actively engaged on the date we entered into such business. Additionally, the Non-Complete Agreement will not prohibit Mr. Citron from acquiring or holding, solely for investment, publicly traded securities of any corporation, provided such securities do not, in the aggregate, constitute more than five percent of any class or series of outstanding securities of such corporation. For purposes of this paragraph “our business” means our business as conducted on July 29, 2008 or on the date of cessation of service as a director.

John S. Rego

Effective August 1, 2005, as amended on January 1, 2009, we entered into an employment agreement with Mr. Rego providing for his employment as our Chief Financial Officer until August 1, 2009 and will automatically renew for additional one-year periods, unless either party gives notice at least 90 days prior to the end of the then-current term. In the event of a change in control, the term will also be automatically extended until the first anniversary of the change of control. Under his employment agreement, Mr. Rego is entitled to receive an annual base salary of $300,000 subject to review by our compensation committee and our chief executive officer. Mr. Rego also is eligible to receive an annual discretionary performance-based bonus in accordance with our annual bonus program for senior executives.

Upon (i) our termination of Mr. Rego’s employment without cause or (ii) Mr. Rego’s resignation from employment with good reason, in either case on or following a change in control, all outstanding options held by Mr. Rego will become fully vested and immediately exercisable on the date of such termination or resignation, as the case may be.

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

Under the terms of Mr. Rego’s employment agreement, he has agreed not to disclose any confidential information concerning our business. In addition, Mr. Rego has agreed not to solicit or to interfere with our relationship with any of our employees, officers or representatives or to solicit any of our customers, clients, suppliers, licensees or other business relationships until 12 months following termination of his employment. Furthermore, Mr. Rego has entered into our form noncompetition agreement pursuant to which he has agreed not to engage in, become interested in, enter into employment with or provide services to any business (or any person, firm or corporation engaged in any business) that directly competes with our business until 12 months following termination of his employment.

Louis A. Mamakos

Effective August 1, 2005, as amended on January 1, 2009, we entered into an employment agreement with Mr. Mamakos providing for his employment as our Executive Vice President and Chief Technology Officer until August 1, 2009 and will automatically renew for additional one-year periods, unless either party gives notice at least 90 days prior to the end of the then-current term. Under his employment agreement, Mr. Mamakos is entitled to receive an annual base salary of $220,000, subject to review by our compensation committee and our chief executive officer. Mr. Mamakos is also eligible to receive an annual discretionary performance-based bonus in accordance with our annual bonus program for senior executives.

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

Under the terms of Mr. Mamakos’ employment agreement, he has agreed not to disclose any confidential information concerning our business. In addition, Mr. Mamakos has agreed not to solicit or to interfere with our relationship with any of our employees, officers or representatives or to interfere with our relationship with any of our customers, clients, suppliers, licensees or other business relationships until 12 months following termination of his employment. Furthermore, Mr. Mamakos has entered into our form noncompetition agreement pursuant to which he has agreed not to engage in, become interested in, enter into employment with or provide services to any business (or any person, firm or corporation engaged in any business) that directly competes with our business until 12 months following termination of his employment.

In connection with the March 27, 2009 resignation of Mr. Mamakos as our Executive Vice President and Chief Technology Officer, we entered into a Separation Agreement and General Release (the “Mamakos Separation Agreement”) with him. Pursuant to the terms of the Mamakos Separation Agreement, Mr. Mamakos provided a general release and agreed to provide us with up to 16 hours per week of transition services until September 26, 2009. In consideration, we agreed to make the following payments to Mr Mamakos: (i) $110,000, which represents six months of Mr. Mamakos’ annual base salary upon separation and which will be paid in regular payroll installments over a six-month period and (ii) a pro rata portion of Mr. Mamakos’ 2009 target bonus covering the period January 1, 2009 through March 27, 2009, which will be determined when the Company customarily pays 2009 bonuses and will be paid on or before March 15, 2010. In addition to amounts owed to him at the time of his resignation, Mr. Mamakos will be entitled to reimbursement for COBRA premiums for a six month period and a payment for the filing and/or issuance of any patents in which Mr. Mamakos is listed as an inventor in accordance with our patent reward program. From September 27, 2009 through March 27, 2010, Mr. Mamakos has also agreed to make himself available to us for up to 12 hours per week to assist with specified matters pertaining to Mr. Mamakos’ prior employment, subject to his reasonable availability, for which Mr. Mamakos will be paid $190 per hour.

Jamie E. Haenggi

Ms. Haenggi does not have an employment agreement, but we and Ms. Haenggi did enter into a letter offering her employment with us that set forth the initial terms of her employment, including base salary, target performance bonus and eligibility to participate in our health and dental plan and 401(k) plan. The letter also provides for a severance payment equal to six months of base salary if her employment is terminated without cause, which will be payable in a lump-sum within 30 days of termination.

Sharon A. O’Leary

On April 9, 2008, we entered into a Confidential Separation Agreement and General Release (the “O’Leary Separation Agreement”) with Ms. O’Leary, who stepped down from her position as Chief Legal Officer on March 31, 2008. Pursuant to the terms of the O’Leary Separation Agreement, we agreed, in consideration for a general release and certain other obligations, to make the following payments to Ms. O’Leary consistent with the terms of her employment agreement: (a) $169,360, which constitutes Ms. O’Leary’s bonus for 2007 and was paid in a lump sum payment; (b) $42,340, which constitutes Ms. O’Leary’s pro-rata bonus for 2008 and was paid in a lump sum payment; (c) $290,000, which represents Ms. O’Leary’s annual base salary upon separation and which was paid in substantially equal regular payroll installments, over a six-month period; and (d) at Ms. O’Leary’s request until December 31, 2008, an amount not exceeding $50,000 for outplacement services.

Under the terms of Ms. O’Leary’s prior employment agreement with us, she agreed not to disclose any confidential information concerning our business. In addition, Ms. O’Leary agreed not to solicit or to interfere with our relationship with any of our employees, officers or representatives or to interfere with our relationship with any of our customers, clients, suppliers, licensees or other business relations until 12 months following termination of her employment. Furthermore, Ms. O’Leary entered into our form noncompetition agreement pursuant to which she has agreed not to engage in, become interested in, enter into employment with or provide services to any business (or any person, firm or corporation engaged in any business) that directly competes with our business until 12 months following termination of her employment.

The following table quantifies potential payments to our named executive officers upon termination of employment or change-in-control assuming the triggering event took place on December 31, 2008, the last business day of our last completed fiscal year.

Potential Payments Upon Termination of Employment or Change-in-Control

Name	Cash Severance Payment	Bonus	Acceleration of Stock Options (Unvested) (1)	Acceleration of Restricted Stock Units (Unvested) (2)	Continuation of Medical/ Dental and Vision Benefits	Outplacement Services	Excise Tax Gross-up	Total Termination Benefits
Marc P. Lefar
Termination without cause or resignation for good reason	$1,700,000		$–		$12,490	$50,000		$1,762,490
Non-renewal of employment	$850,000				$12,490	$50,000		$912,490
Termination upon death or disability	$850,000		$–					$850,000
Termination without cause or resignation for good reason related to a change in control	$1,700,000	$2,435,000	$–		$12,490	$50,000	$2,231,803	$6,429,293

John S. Rego
Termination without cause or resignation for good reason	$300,000	$126,960						$426,960
Termination upon death or disability	$300,000	$126,960						$426,960
Termination without cause or resignation for good reason following a change in control	$300,000	$126,960	$–	$49,830				$476,790

Louis A. Mamakos
Termination without cause or resignation for good reason	$220,000	$50,600						$270,600
Termination upon death or disability	$220,000	$50,600						$270,600
Termination without cause or resignation for good reason following a change in control	$220,000	$50,600	$–	$45,705				$316,305

Jamie E. Haenggi
Termination without cause or resignation for good reason	$137,500							$137,500
Termination without cause or resignation for good reason following a change in control	$137,500		$–	$41,580				$179,080

(1)

The payments relating to stock options represent the value of unvested stock options as of December 31, 2008 that would be accelerated upon a change in control or termination of employment, calculated by multiplying the number of shares underlying unvested options by the excess of the closing price of our common stock on December 31, 2008 ($0.66) over the exercise price. None of our named executive officers held “in-the-money” options as of December 31, 2008.

(2)

The payments relating to restricted stock units represent the value of unvested and accelerated restricted stock units as of December 31, 2008, calculated by multiplying the number of unvested shares by the closing price of our common stock on December 31, 2008 ($0.66). The restricted stock unit grant agreements entered into in 2006 for Mr. Rego and Mr. Mamakos provide for acceleration of vesting of one-half of unvested restricted stock units in the event of termination of employment without cause or for good reason not later than 180 days after a change in control. The restricted stock unit grant agreements entered into in 2007 for Mr. Rego, Mr. Mamakos and Ms. Haenggi provide for acceleration of vesting of all restricted stock units in the event of termination of employment without cause or for good reason prior to the first anniversary of a change in control.

DIRECTOR COMPENSATION

We use a combination of cash and equity-based compensation to attract and retain qualified candidates to serve on our board of directors. In setting director compensation, we consider the significant amount of time that our directors expend in fulfilling their duties as well as the skill-level required by us of members of our board. Effective July 1, 2008, our Board adopted a revised non-executive director compensation program.

Cash Compensation Paid to Board Members

Directors’ annual retainer fees were as follows:

	Prior to July 1, 2008	As of July 1, 2008
> Base annual retainer for all non-employee directors	$50,000	$50,000
> Additional retainer:
> Lead Director and Audit Committee Chairperson	$25,000	$25,000
> Other Audit Committee members	$10,000	$5,000
> Compensation Committee Chairperson and Nominating and Governance Committee Chairperson	$10,000	$10,000
> Other Compensation Committee and Nominating and Governance Committee members	$5,000	$–

Board and board committee meeting fees for 2008 for non-employee directors were as follows:

	Prior to July 1, 2008	As of July 1, 2008
> Fees per regular in person Board meeting attended (in person or telephonic participation)	$3,000	$3,000
> Fees per special in person Board meeting attended (in person or telephonic participation)	$500	$3,000
> Fees per in person Board committee meeting (in person or telephonic participation):
> Audit Committee
> Chairperson	$3,000	$3,000
> Other member	$2,000	$2,000
> Compensation Committee
> Chairperson	$2,500	$2,500
> Other member	$2,000	$2,000
> Nominating and Governance Committee
> Chairperson	$2,500	$2,500
> Other member	$2,000	$2,000
> Fees per telephonic Audit Committee meetings to review quarterly and annual SEC filings	$–	$2,000
> Fees per telephonic Board meeting attended	$500	$1,000
> Fees per telephonic committee meeting attended	$500	$1,000
> Fees per special Board committee or sub-committee meetings	$500	As determined by Board

In addition, we reimburse all directors for reasonable and necessary expenses they incur in performing their duties as directors of our company. Mr. Citron receives an annual retainer of $125,000 in lieu of board and committee fees.

Equity-Based Grants to Board Members

On the date they commenced service on our board of directors, newly elected directors received an option to purchase 45,000 shares of our common stock at an exercise price not less than the fair market value of our common stock on the date of grant, which amount increased to 90,000 shares effective as of July 1, 2008. Fair market value was determined by our board for grants prior to our initial public offering. For grants after our initial public offering and prior to December 1, 2006, fair market value was based on the closing price of our common stock as reported on the New York Stock Exchange on the day prior to the date of grant and thereafter fair market value is based on the closing price on the date of the grant. The stock option vests over a period of four years, vesting as to 25% of the underlying shares on the first anniversary of the date of grant and as to the remaining underlying shares in equal quarterly installments thereafter. The stock options vest in full upon a change in control. Beginning September 1, 2006 and the first day of the last month of each quarter through March 1, 2008, directors who are not officers or employees of our company were awarded options to purchase 3,750 shares of our common stock at an exercise price not less than the fair market value of our common stock on the date of grant and 3,750 shares of restricted common stock. These options and shares of restricted common stock vested quarterly over a one-year period, subject to full vesting in the event of a change in control. In the event of a director’s death or disability, the restricted common stock will vest as to all the shares as of the date of death or disability. Beginning July 1, 2008 and the first day of each quarter, directors who are not officers or employees of our company are awarded fully vested options to purchase 7,500 shares of our common stock (11,250 shares for Mr. Citron) at an exercise price not less than the fair market value of our common stock on the date of grant and 7,500 fully vested shares (11,250 shares for Mr. Citron) of restricted stock. In order to be eligible for grants, the director must have served on our board for the entire previous quarter. The option and stock grants made on July 1, 2008 were for 8,750 shares to also reflect the pro rata portion of the equity award that would have been earned under the prior non-executive director compensation program prior to the beginning of the quarter to which the first grant under the revised non-executive director compensation plan related.

The table below summarizes the compensation paid by us to non-employee directors for the fiscal year ended December 31, 2008.

2008 Director Compensation

Name (1)	Fees Earned or Paid in Cash	Stock Awards (2)	Option Awards (3)	Total
Jeffrey A. Citron(4)	$52,083	$10,688	$6,506	$69,277
Peter Barris	$100,000	$40,636	$68,875	$209,511
Morton David	$127,000	$40,636	$68,333	$235,969
Michael A. Krupka	$89,500	$34,909	$36,650	$161,059
J. Sanford Miller	$143,000	$40,636	$31,961	$215,597
Jeffrey J. Misner	$91,083	$21,738	$21,200	$134,021
Governor Thomas Ridge	$101,500	$40,636	$125,994	$268,130
John J. Roberts	$135,500	$40,636	$68,875	$245,011

(1)	Mr. Misner was elected to our board in March 2008.
(2)

Stock awards consist only of restricted stock. The amounts shown do not reflect compensation actually received by the directors. Instead, the amounts shown are the compensation costs recognized by us in 2008 with respect to stock awards for financial statement purposes, computed in accordance with SFAS 123R, but without giving effect to estimated forfeitures. The assumptions used to calculate the value of stock awards are set forth under Note 9 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 3, 2009.

As of December 31, 2008, each director held the following aggregate number of shares of restricted stock:

Name	Number of Shares of Outstanding Restricted Stock
Jeffrey A. Citron	–
Peter Barris	938
Morton David	938
Michael A. Krupka	938
J. Sanford Miller	938
Jeffrey J. Misner	–
Governor Thomas Ridge	938
John J. Roberts	938

(3)

The amounts shown do not reflect compensation actually received by the directors. Instead, the amounts shown are the compensation costs recognized by us in 2008 with respect to stock options for financial statement purposes, computed in accordance with SFAS 123R, but without giving effect to estimated forfeitures. These compensation costs reflect option awards granted in and prior to 2008. The assumptions used to calculate the value of stock options are set forth under Note 9 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 3, 2009.

(4)

For Mr. Citron, see also “Summary Compensation Table” that details the $5,116,734 of total compensation to him in 2008 as an executive officer to us and “Item 13—Transactions with Related Persons” that details $131,689 paid by us to an entity controlled by Mr. Citron for consulting services.

As of December 31, 2008, each director held options for the following aggregate number of shares:

Name	Number of Shares Underlying Outstanding Stock Options
Jeffrey A. Citron	11,250
Peter Barris	256,787
Morton David	246,877
Michael A. Krupka	68,750
J. Sanford Miller	51,429
Jeffrey J. Misner	61,250
Governor Thomas Ridge	227,864
John J. Roberts	256,787

The amount listed in this table for Mr. Citron includes only the October 2008 grant, which was the only grant in 2008 made to Mr. Citron after he ceased to be an executive officer. In total, Mr. Citron held options for 9,900,979 shares at December 31, 2008, a portion of which were cancelled in March 2009. See “Summary Compensation Table” for the expenses associated with these additional options and “Outstanding Equity Awards at Fiscal Year-End—2008” for information regarding the cancelled options.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2008.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted-average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	32,332,139	$3.61	4,902,608	(1)
Equity compensation plans not approved by security holders (2)	–	–	–

Total	32,332,139	$3.61	4,902,608	(1)

(1)

On March 11, 2008, the Board terminated Vonage’s 2001 Stock Incentive Plan, effective as of March 6, 2008 because there were not enough shares available for issuance under the 2006 Incentive Plan to provide for our annual equity grants. All shares of our common stock that remained available for issuance under the 2001 Stock Incentive Plan as of the effective date of the plan’s termination became available for issuance under the 2006 Incentive Plan. The termination of the 2001 Stock Incentive Plan did not affect any stock options or restricted stock awards previously granted under the 2001 Stock Incentive Plan. The maximum number of shares of our common stock that are authorized for issuance under our 2006 Incentive Plan is determined under a formula set forth in the plan, and equals approximately 17.65% of the number of shares that are issued and outstanding from time to time. In addition, any shares underlying 2001 Stock Incentive Plan options that are cancelled or expire without exercise will become available for issuance under the 2006 Incentive Plan. Awards under the 2006 Incentive Plan may include restricted stock, unrestricted stock, stock appreciation rights, performance shares or other equity-based awards, as the board of directors or compensation committee may determine.

(2)	We have no equity compensation plans not approved by security holders.

STOCK OWNERSHIP INFORMATION

The following table sets forth information regarding the beneficial ownership of our common stock as of April 1, 2009 by:

>	each person or group who is known by us to own beneficially more than 5% of our common stock;

>	each of our directors;

>	each of our named executive officers, as defined under SEC rules; and

>	all of our current directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of April 1, 2009 are considered outstanding and beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Shares issuable upon conversion of convertible notes are considered outstanding and beneficially owned by the person holding the convertible notes for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned. Except as indicated below, the address for each stockholder, director or named executive officer is 23 Main Street, Holmdel, New Jersey 07733.

This table assumes 156,920,330 shares of common stock outstanding as of April 1, 2009, assuming no conversion of convertible notes and no exercise of outstanding warrants or options.

Beneficial Owners of More than 5%	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Jeffrey A. Citron (1)	59,039,587	35.3%
Affiliates of Bain Capital, LLC (2)	26,640,843	15.4%
Greywolf Funds (3)	12,559,324	7.8%
New Enterprise Associates (4)	27,951,850	17.8%
Silver Point Capital (5)	30,468,642	16.5%

Directors and Named Executive Officers
Jeffrey A. Citron (1)	59,039,587	35.3%
Marc P. Lefar	–	*
John S. Rego (6)	907,006	*
Louis A. Mamakos (7)	459,911	*
Sharon A. O’Leary (8)	182,458	*
Jamie E. Haenggi (9)	210,106	*
Peter Barris (10)	28,248,917	18.0%
Morton David (11)	2,359,542	1.5%
Michael A. Krupka (12)	26,738,030	15.4%
J. Sanford Miller (13)	3,562,278	2.3%
Jeffrey J. Misner (14)	73,750	*
Governor Thomas J. Ridge (15)	274,777	*
John J. Roberts (16)	318,495	*
All directors and executive officers as a group (11 persons)	121,732,488	65.0%

*	Less than one percent.
(1)

Includes (i)(a) 4,138,399 shares and (b) 3,448,276 shares issuable upon conversion of convertible notes shares of common stock issuable upon conversion of convertible notes owned by Kyra Elyse Citron 1999 Descendants Annuity Trust; (ii)(a) 4,138,399 shares and (b) 3,448,276 shares issuable upon conversion of convertible notes shares of common stock issuable upon conversion of convertible notes owned by Noah Aidan Citron 1999 Descendants Annuity Trust; (iii) 178,959 shares of common stock owned by KEC Holdings; (iv) 1,000,000 shares held by a charitable organization for which Mr. Citron serves as a director; (v) 514,286 shares issuable upon conversion of warrants; (vi) 5,868,200 shares owned by Jeffrey Adam Citron 2003 Qualified Seven Year Annuity Trust; and (vii) 2,979,282 shares of common stock issuable upon exercise of stock options. With respect to the shares held by the charitable organization, Mr. Citron disclaims beneficial ownership of such shares. Joshua Rubenstein, as trustee of the Jeffrey Adam Citron 2003 Qualified Seven Year Annuity Trust, has sole voting and dispositive power with respect to and is deemed to also beneficially own the 5,868,200 shares owned by the trust, which represents 3.7% of our outstanding common stock as of April 1, 2009.

(2)

Shares includes (i) 1,747,634 shares owned by Bain Capital Venture Fund 2005, L.P. (“Bain Venture Fund”), whose sole general partner is Bain Capital Venture Partners 2005, L.P. (“BCVP”), whose sole general partner is Bain Capital Venture Investors, LLC (“BCVI”); (ii) 247,371 shares owned by BCIP Associates III, LLC (“BCIP III”), whose manager is BCIP Associates III, whose sole managing general partner is Bain Capital Investors, LLC (“BCI”) and whose attorney-in-fact with respect to such shares is BCVI; (iii) 6,642 shares owned by BCIP Associates III-B, LLC (“BCIP III-B,” and together with BCIP III, the “BCIP Entities”), whose manager is BCIP Associates III-B, whose sole managing partner is BCI and whose attorney-in-fact with respect to such shares is BCVI; (iv) (a) 5,391,648 shares, and (b) 1,379,310 shares issuable upon conversion of Convertible Notes, owned by Brookside Capital Partners Fund, L.P. (“Brookside Fund”), whose sole general partner is Brookside Capital Investors, L.P. (“Brookside Investors”), whose sole general partner is Brookside Capital Management, LLC (“Brookside Management”); (v) (a) 673,957 shares, and (b) 1,032,552 shares issuable upon conversion of Convertible Notes, owned by Sankaty Credit Opportunities, L.P. (“SCO”), whose sole general partner is Sankaty Credit Opportunities Investors, LLC (“SCI”), whose managing member is Sankaty Credit Member, LLC (“SCM”); (vi) 1,752,285 shares owned by Sankaty Credit Opportunities II, L.P. (“SCO II”), whose sole general partner is Sankaty Credit Opportunities Investors II, LLC (“SCI II”), whose managing member is SCM; (vii) 269,582 shares owned by Prospect Harbor Credit Partners, L.P. (“PH”), whose sole general partner is Prospect Harbor Investors, LLC (“PHI”), whose managing member is SCM; (viii) 3,311,440 shares issuable upon conversion of Convertible Notes owned by Sankaty Credit Opportunities III, L.P. (“SCO III”), whose sole general partner is Sankaty Credit Opportunities Investors III, LLC (“SCI III”), whose managing member is SCM; (ix) 4,716,380 shares issuable upon conversion of Convertible Notes owned by Sankaty Credit Opportunities IV, L.P. (“SCO IV”), whose sole general partner is Sankaty Credit Opportunities Investors IV, LLC (“SCI IV”), whose managing member is SCM; and (x) 6,112,043 shares issuable upon conversion of Convertible Notes owned by Sankaty Credit Opportunities IV (Offshore), L.P. (“SCO IV Offshore”), whose sole general partner is Sankaty Credit Opportunities Investors IV (Offshore), LLC (“SCI IV (Offshore)”), whose managing member is Sankaty Credit Member (Offshore), LLC (“SCM (Offshore)”). Michael A. Krupka is the sole managing member of BCVI. Domenic Ferrante is the managing member of Brookside Management. Jonathan S. Lavine is the managing member of each of SCM and SCM (Offshore). Each of Mr. Krupka, Mr. Ferrante and Mr. Lavine is (a) a limited partner of each of BCVP and Brookside Investors, (b) a member of BCI, BCVI, Brookside Management, SCI, SCI II, SCI III, SCI IV, SCI IV (Offshore), SCM, SCM (Offshore) and PHI, and (c) a general partner of BCIP Associates III. Mr. Krupka, Mr. Ferrante and Mr. Lavine, and the entities listed above other than record holders of the shares listed above may each be deemed to share voting and dispositive power with respect to these shares, but each disclaims beneficial ownership of such shares except to the extent of their pecuniary interests therein. The address of each listed entity and individual is 111 Huntington Avenue, Boston, MA 02199.

(3)

Shares includes (i)(a) 1,939,226 shares, and (b) 1,044,827 shares issuable upon conversion of Convertible Notes, owned by Greywolf Capital Partners II LP (“PII”), (ii)(a) 278,151 shares, and (b) 148,275 shares issuable upon conversion of Convertible Notes, owned by GCP II SPV I, (iii)(a) 352,778 shares, and (b) 186,206 shares issuable upon conversion of Convertible Notes, owned by GCP II SPV II, (iv)(a) 3,331,704 shares, and (b) 1,631,034 shares issuable upon conversion of Convertible Notes, owned by Greywolf Capital Overseas Master Fund (“GCOFMF”), (v)(a) 1,354,721 shares, and (b) 662,068 shares issuable upon conversion of Convertible Notes, owned by GCOF SPV I, and (vi)(a) 1,095,852 shares, and (b) 534,482 shares issuable upon conversion of Convertible Notes, owned by GCOF SPV II. PII, GCP II SPV I, GCP II SPV II, GCOFMF, GCOF SPV I and GCOF SPV II are collectively referred to as the Greywolf Funds. Greywolf Advisors LLC (“the General Partner”), as general partner to PII, may be deemed to be the beneficial owner of the common stock beneficially owned by PII. Greywolf Capital Management LP (the “Investment Manager”), as investment manager to the Greywolf Funds, may be deemed to be the beneficial owner of the common stock owned by each Greywolf Fund. Greywolf GP LLC (the “Investment Manager General Partner”), as general partner of the Investment Manager and the General Partner, may be deemed to be the beneficial owner of the common stock beneficially owned by each Greywolf Fund. Jonathan Savitz, as the senior managing member of the General Partner and as the sole managing member of the Investment Manager General Partner, may be deemed to be the beneficial owner of the common stock owned by each Greywolf Fund. Each of the General Partner, the Investment Manager, the Investment Manager General Partner and Mr. Savitz disclaims any beneficial ownership of the common stock listed in above table. The address of each listed entity is c/o Greywolf Capital Management LP, 4 Manhattanville Road, Suite 201, Purchase, NY 10577.

(4)

Includes: (i) 21,092,371 shares owned by New Enterprise Associates 10, Limited Partnership (“NEA 10”); (ii) 6,838,051 shares owned by New Enterprise Associates 11, Limited Partnership (“NEA 11”); and (iii) 21,428 shares owned by NEA Ventures 2003, Limited Partnership (“Ven 2003”). NEA Partners 10, Limited Partnership (“NEA Partners 10”), is the sole general partner of NEA 10. The individual general partners of NEA Partners 10 are M. James Barrett, Peter J. Barris, C. Richard Kramlich,

Charles W. Newhall, III, Mark W. Perry, Scott D. Sandell and Eugene A. Trainor, III. NEA Partners 10 and the individual general partners of NEA Partners 10 may be deemed to have shared voting and dispositive power over, and be deemed indirect beneficial owners of, the shares directly held by NEA 10. NEA 11 GP, LLC (“NEA 11 GP”) is the sole general partner of NEA Partners 11, Limited Partnership (“NEA Partners 11”), which is the sole general partner of NEA 11. The individual managers of NEA 11 GP are M. James Barrett, Peter J. Barris, Ryan D. Drant, Krishna “Kittu” Kolluri, Forest Baskett, C. Richard Kramlich, Charles M. Linehan, Charles W. Newhall, III, Mark W. Perry, Scott D. Sandell and Eugene A. Trainor, III. NEA Partners 11, NEA 11 GP, and the individual managers of NEA 11 GP may be deemed to have shared voting and dispositive power over, and be deemed indirect beneficial owners of, the shares directly held by NEA 11. The shares directly held by Ven 2003 are indirectly held by Daniel J. Moore, its sole general partner. The aforementioned indirect holders of the shares owned by NEA 10, NEA 11 and Ven 2003 disclaim beneficial ownership of such shares except to the extent of his actual pecuniary interest therein. The address for NEA 10, NEA 11, and Ven 2003 is 1119 St. Paul Street, Baltimore, MD 21202.

(5)

Includes 27,517,242 shares issuable upon conversion of convertible notes. Silver Point Capital, L.P. (“Silver Point”) is the investment manager of Silver Point Capital Fund, L.P. and Silver Point Capital Offshore Fund, Ltd. (the “Funds”) and, by reason of such status, may be deemed to be the beneficial owner of all of the reported securities held by the Funds. Silver Point Capital Management, LLC (“Management”) is the general partner of Silver Point and as a result may be deemed to be the beneficial owner of all of the securities held by the Funds. Messrs. Edward A. Mule and Robert J. O’Shea are each members of Management and as a result may be deemed to be the beneficial owners of all of the securities held by the Funds. Silver Point, Management and Messrs. Mule and O’Shea disclaim beneficial ownership of the reported securities held by the Funds except to the extent of their pecuniary interests. The address of each listed entity is Two Greenwich Plaza, 1st Floor, Greenwich, CT 06830.

(6)	Includes 847,336 shares of common stock issuable upon exercise of stock options.
(7)

Includes 433,407 shares of common stock issuable upon exercise of stock options. Mr. Mamakos, our former Executive Vice President and Chief Technology Officer, stepped down from his position, effective March 27, 2009.

(8)	Includes 168,898 shares of common stock issuable upon exercise of stock options. Ms. O’Leary, our former Chief Legal Officer, stepped down from her position, effective March 31, 2008.
(9)	Includes 195,000 shares of common stock issuable upon exercise of stock options.
(10)

Includes: (i) 27,930,422 shares as described in footnote 4 owned by New Enterprise Associates 10, L.P. and by New Enterprise Associates 11, L.P. and (ii) 260,995 shares of common stock issuable upon exercise of stock options. Mr. Barris disclaims beneficial ownership of such 27,930,422 shares described in footnote 4, except to the extent of his proportionate pecuniary interest therein.

(11)

Includes 301,428 shares owned by Mr. David and Jeffrey Stambovsky Trustees FOB Aaron; 301,428 shares owned by Mr. David and Jeffrey Stambovsky Trustees FOB Claudia; 301,428 shares owned by Mr. David and Jeffrey Stambovsky Trustees FBO Zachary; 251,085 shares of common stock issuable upon exercise of stock options; and 689,655 shares issuable upon conversion of convertible notes.

(12)

Includes: (i) 26,640,843 shares as described in footnote 2 and (ii) 58,437 shares of common stock issuable upon exercise of stock options. Mr. Krupka disclaims beneficial ownership of the 26,640,843 shares described in footnote 2, except to the extent of his pecuniary interests therein.

(13)

Includes: (i) 2,965,943 shares owned by Institutional Venture Partners XI, L.P. (“IVP XI”), which is under common control with Institutional Venture Partners XI GmbH & Co. Beteiligungs KG (“IVP XI KG”); (ii) 474,825 shares owned by IVP XI KG, which is under common control with IVP XI; and (iii) 64,010 shares of common stock issuable upon exercise of stock options. Institutional Venture Management XI, LLC (“IVM XI”) is the General Partner of IVP XI. IVM XI is the Managing Limited Partner of IVP XI KG. Mr. Miller is a Managing Director of IVM XI. Mr. Miller disclaims beneficial ownership of the shares reported herein, except to the extent of his pecuniary interest therein and the shares underlying the options issued directly to him.

(14)	Includes 42,500 shares of common stock issuable upon exercise of stock options.
(15)	Includes 214,777 shares of common stock issuable upon exercise of stock options.
(16)	Includes 260,995 shares of common stock issuable upon exercise of stock options.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Policies and Procedures for Related Person Transactions

Our board has adopted written policies and procedures for the review of any transaction, arrangement or relationship in which we are a participant, the amount involved exceeds $120,000, and one of our executive officers, directors, director nominees or 5% stockholders (or their immediate family members), each of whom we refer to as a “related person,” has a direct or indirect material interest.

If a related person proposes to enter into such a transaction, arrangement or relationship, which we refer to as a “related person transaction,” the related person must report the proposed related person transaction to our chief legal officer. The policy calls for the proposed related person transaction to be reviewed and, if deemed appropriate, approved or ratified by the board’s audit committee. Whenever practicable, the reporting, review and approval will occur prior to entry into the transaction. If advance review and approval is not practicable, the audit committee will review, and, in its discretion, may ratify the related person transaction. The policy also permits the chairman of the audit committee to review and, if deemed appropriate, approve proposed related person transactions that arise between committee meetings, subject to ratification by the audit committee at its next meeting. Any related person transactions that are ongoing in nature will be reviewed annually.

A related person transaction reviewed under the policy will be considered approved or ratified if it is authorized by the audit committee after full disclosure of the related person’s interest in the transaction. As appropriate for the circumstances, the audit committee will review and consider:

>	the related person’s interest in the related person transaction;

>	the approximate dollar value of the amount involved in the related person transaction;

>	the approximate dollar value of the amount of the related person’s interest in the transaction without regard to the amount of any profit or loss;

>	whether the transaction was undertaken in the ordinary course of our business;

>	whether the terms of the transaction are no less favorable to us than terms that could have been reached with an unrelated third party;

>	the purpose of, and the potential benefits to us of, the transaction; and

>

any other information regarding the related person transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

The audit committee may approve or ratify the transaction only if the audit committee determines that, under all of the circumstances, the transaction is in, or is not inconsistent with, our best interests. The audit committee may impose any conditions on the related person it deems appropriate.

In addition to the transactions that are excluded by the instructions to the SEC’s related person transaction disclosure rule, the board has determined that the following transactions do not create a material direct or indirect interest on behalf of related persons and, therefore, are not related person transactions for purposes of this policy:

>

interests arising solely from the related person’s position as an executive officer of another entity (whether or not the person is also a director of such entity), that is a participant in the transaction, where (a) the related person and all other related persons own in the aggregate less than a 10% equity interest in such entity, (b) the related person and his or her immediate family members are not involved in the negotiation of the terms of the transaction and do not receive any special benefits as a result of the transaction, (c) the amount involved in the transaction equals less than the greater of $1 million dollars or 2% of the annual gross revenues of the other entity that is a party to the transaction, and (d) the amount involved in the transaction equals less than 2% of our annual gross revenues; and

>	a transaction that is specifically contemplated by provisions of our charter or bylaws.

The policy provides that transactions involving compensation of executive officers shall be reviewed and approved by the compensation committee in the manner specified in its charter.

Consulting Agreement with KEC Holdings LLC

On July 29, 2008, we entered into a Consulting Agreement (the “Consulting Agreement”) with KEC Holdings LLC, a Delaware limited liability company of which Jeffrey A. Citron, our Chairman, is the president and managing member (the “Consultant”). The Consultant performs such consulting, advisory and related services to and for us as may be reasonably requested from time to time by our board of directors and our Chief Executive Officer. The Consultant agreed to devote a maximum of 40% of its time, and to cause Mr. Citron to devote a maximum of 40% of his business time, to the performance of such services. During the term of the Consulting Agreement, the Consultant may not engage in any activity that has a conflict of interest with us, including any competitive employment, business, or other activity, and it may not assist any other person or organization that competes, or intends to compete, with us.

The term of the Consulting Agreement expires July 29, 2009, unless terminated earlier in accordance with the Consulting Agreement. We will pay to the Consultant an aggregate consulting fee of $250,000, payable bi-weekly in substantially equal installments. We will also reimburse the Consultant for properly documented reasonable travel and other business-related expenses. During the term of the Consulting Agreement, we will also reimburse the Consultant for the reasonable, itemized expenses associated with renting an off-site office space and employing an assistant to Mr. Citron; provided, however, that such reasonable expenses may not exceed an aggregate of $150,000 without the prior approval of our Chief Executive Officer. In 2008, we paid the Consultant $131,689 for its services.

Purchase of Domestic Call Termination from Neutral Tandem

We purchase access from Neutral Tandem, Inc. to terminate certain of our customer’s domestic phone calls. In 2008, we paid Neutral Tandem approximately $2.7 million for their services. Affiliates of New Enterprise Associates, a holder of more than 5% of our voting capital stock, owned an approximate 12% interest in Neutral Tandem as of December 31, 2008. One of our directors, Peter Barris, who is affiliated with New Enterprise Associates, serves on the board of directors of Neutral Tandem. See “Item 10. Directors, Executive Officers and Corporate Governance — Directors.”

Database Licenses from Vertica Systems

We obtained licenses from Vertica Systems for an analytic database to store customer experience data that is being collected by measurement tools being deployed within our network. In 2008, we paid Vertica Systems approximately $0.4 million for these licenses. Affiliates of New Enterprise Associates, a holder of more than 5% of our voting capital stock, owned an approximate 11% interest in Vertica Systems as of December 31, 2008. Peter Barris, one of our directors, is affiliated with New Enterprise Associates. See “Item 10. Directors, Executive Officers and Corporate Governance — Directors.”

Purchase of Domestic Termination Services from Broadview Networks Holdings, Inc.

We purchase domestic termination services from Broadview Networks Holdings, Inc. In 2008, we paid Broadview Networks Holdings, Inc. approximately $0.7 million for their services. Affiliates of New Enterprise Associates, a holder of more than 5% of our voting capital stock, owned approximately 18% of the Class A Common Stock and 9% of the Class B Common Stock of Broadview Networks Holdings, Inc. on a fully diluted basis as of December 31, 2008. One of our directors, Peter Barris, who is affiliated with New Enterprise Associates, serves on the board of directors of Broadview Networks Holdings, Inc. See “Item 10. Directors, Executive Officers and Corporate Governance — Directors.”

Services from Synchronoss Technologies Inc.

We are party to an agreement with Synchronoss Technologies Inc. to facilitate the transfer of customer telephone numbers. In 2008, we paid Synchronoss Technologies Inc. an aggregate of approximately $5.8 million under the contract. Affiliates of Institutional Venture Partners owned an approximate 12% interest in Synchronoss Technologies Inc. as of December 31, 2008. J. Sanford Miller, one of our directors, is affiliated with Institutional Venture Partners. See “Item 10. Directors, Executive Officers and Corporate Governance — Directors.”

November 2008 Refinancing

On November 3, 2008, we completed the financing led by Silver Point Finance, LLC, a beneficial holder of more than 10% of our outstanding common stock after giving effect to the financing. The financing provided for (i) a $130.3 million senior secured first lien credit facility (the “First Lien Senior Facility”), (ii) a $72.0 million senior secured second lien credit facility (the “Second Lien Senior Facility”) and (iii) the sale of $18.0 million of the Convertible Notes (together with the First Lien Senior Facility and the Second Lien Senior Facility, the “Financing”).

Certain of our directors and 5% holders of our common stock participated in the Financing as follows:

Affiliates of Jeffrey A. Citron (who is our Chairman, as well as one of our principal stockholders) are lenders under the Second Lien Senior Facility and purchased a portion of the Convertible Notes, which are immediately convertible at their option into shares of our common stock. As a result, upon conversion of such Convertible Notes, Mr. Citron’s percentage beneficial ownership of our common stock may increase. However, based on the aggregate principal amount of Convertible Notes purchased by Mr. Citron compared to Silver Point Capital, L.P. and other investors, the Financing is dilutive in the aggregate to Mr. Citron’s beneficial ownership.

Morton E. David, one of our directors, is a lender under the Second Lien Senior Facility and purchased a portion of the Convertible Notes, which are immediately convertible at his option into shares of our common stock. As a result, upon conversion of such Convertible Notes, Mr. David’s percentage beneficial ownership of our common stock may increase. However, based on the aggregate principal amount of Convertible Notes purchased by Mr. David compared to Silver Point Capital, L.P. and other investors, the Financing is dilutive in the aggregate to Mr. David’s beneficial ownership.

New Enterprise Associates beneficially owned greater than 10% of shares of our common stock outstanding as of October 31, 2008. Each of New Enterprise Associates 10 L.P. and New Enterprise Associates 11 L.P. (the “NEA Lenders”), affiliates of New Enterprise Associates, are lenders under the First Lien Senior Facility and the Second Lien Senior Facility. Peter Barris, one of our directors, is affiliated with both of these entities; Mr. Barris is a general partner of New Enterprise Associates 10 L.P. and a manager of New Enterprise Associates 11 L.P.

As a result of the Financing, (1) Silver Point Capital, L.P. and its affiliates and (2) affiliates of Bain Capital, LLC each beneficially own more than 10% of our common stock on a fully diluted basis as a result of their purchases of Convertible Notes.

SPCP Group, LLC, an affiliate of Silver Point Capital, L.P., is a lender under each of the First Lien Senior Facility and the Second Lien Senior Facility and purchased a portion of the Convertible Notes, which are immediately convertible at their option into shares of our common stock. Silver Point Finance, LLC, an affiliate of Silver Point Capital, L.P., acts as administrative agent under each of the First Lien Senior Facility and the Second Lien Senior Facility, as note agent under the Note Purchase Agreement, and as collateral agent under the documents governing the Financing. We have agreed to pay Silver Point Finance, LLC an agency and collateral management fee for acting as agents under the Financing documents. On or prior to the closing of the Financing, we paid Silver Point Finance, LLC a signing fee of approximately $6.7 million in connection with its role in arranging the Financing, an agency and collateral management fee of approximately $1.1 million, and reimbursed it for approximately $1.1 million in related expenses. Silver Point Capital, L.P. is entitled to customary board observation rights, for which it has designated a board observer, so long as it beneficially owns at least $4 million of Convertible Notes or the equivalent number of shares of common stock of the Company based on the applicable conversion rate for the Convertible Notes then in effect.

Sankaty Credit Opportunities, L.P., Sankaty Credit Opportunities III, L.P., Sankaty Credit Opportunities IV, L.P. and Sankaty Credit Opportunities (Offshore Master) IV, L.P. (collectively, the “Sankaty Lenders”), and Brookside Capital Partners Fund, L.P., each of which are affiliates of Bain Capital, LLC, are lenders under each of the First Lien Senior Facility and the Second Lien Senior Facility and purchased a portion of the Convertible Notes, which are immediately convertible at their option into shares of our common stock. Michael A. Krupka, one of our directors, is sole managing member of Bain Capital Venture Investors, LLC, an affiliate of Bain Capital, LLC.

Certain funds managed by Greywolf Capital Management LP, that collectively comprise one of our significant stockholders, also participated in the Financing. Greywolf CLO I, Ltd. is a lender under the First Lien Senior Facility and Greywolf Capital Partners II LP is a lender under the Second Lien Senior Facility and purchased a portion of the Convertible Notes, which are immediately convertible at their option into shares of our common stock.

Based on our common stock price of $0.66 as of December 31, 2008, and the initial conversion rate of 3,448.2759 shares per $1,000 principal amount of Convertible Notes (equivalent to a conversion price of approximately $0.29 per share), the directors and stockholders named above would have the right to receive 55,862,070 shares of our common stock (with an equivalent market value of $36.9 million) for their investment of $16.2 million (excluding any investments made by such directors and stockholders in the credit facility portions of the Financing). Additionally, the parties named above were lenders and purchasers with respect to approximately $193.2 million of the loans borrowed and Convertible Notes issued in connection with the Financing, and at or prior to the closing of the Financing on November 3, 2008, in addition to the fees and expenses paid to Silver Point Finance, LLC, the parties named above received an aggregate of approximately $6.2 million in upfront fees and approximately $2.4 million in commitment fees from us. No interest on amounts under the Financing was paid in 2008.

Board Determination of Independence

Under applicable New York Stock Exchange, or NYSE, rules, a director will only qualify as “independent” if our board affirmatively determines that he or she has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us). Our board has established guidelines to assist it in determining whether a director has such a material relationship. Under these guidelines, a director is not considered to have a material relationship with us if he or she is independent under Section 303A.02(b) of the NYSE Listed Company Manual and he or she:

>

is an executive officer of another company which is indebted to Vonage, or to which Vonage is indebted, unless the total amount of either company’s indebtedness to the other is more than one percent of the total consolidated assets of the company for which he or she serves as an executive officer; or

>

serves as an officer, director or trustee of a tax exempt organization, unless Vonage’s discretionary contributions to such organization are more than the greater of $1 million or 2% of that organization’s consolidated gross revenues. Vonage’s automatic matching of employee charitable contributions will not be included in the amount of Vonage’s contributions for this purpose.

In addition, ownership of a significant amount of our stock, by itself, does not constitute a material relationship.

For relationships not covered by the guidelines set forth above, the determination of whether a material relationship exists is made by the other members of our board who are independent.

Our board has determined that Peter Barris, Morton David, Michael A. Krupka, J. Sanford Miller, Jeffrey J. Misner, Governor Thomas J. Ridge and John J. Roberts meet the categorical standards described above, that none of these directors has a material relationship with Vonage and that each of these directors is “independent” as determined under Section 303A.02(b) of the NYSE Listed Company Manual.

In determining the independence of the directors listed above, our board considered the transactions discussed in “Transactions with Related Persons.”

ITEM 14. Principal Accountant Fees and Services

Auditors’ Fees

The following table summarizes the fees BDO Seidman, LLP billed to us for each of the last two fiscal years.

Fee Category	Fiscal 2008	Fiscal 2007
Audit Fees (1)	$1,626,063	$1,599,935
Tax Fees (2)	114,887	31,441
Other Fees (3)	145,500	—

Total Fees	$1,886,450	$1,631,376

(1)

Audit fees consist of amounts billed for the audit of our annual financial statements included in our annual report on Form 10-K, the review of the interim financial statements included in our quarterly reports on Form 10-Q, the audit of internal control over financial reporting, services rendered in connection with our registration statement initially filed in November 2008, and other professional services provided in connection with statutory and regulatory filings or engagements.

(2)

Tax fees consist of amounts billed for advisory services regarding sales tax compliance and taxability issues. None of our tax fees billed in fiscal 2007 or 2008 were provided under the de minimis exception to the audit committee pre-approval requirements.

(3)	Other fees consist of amounts billed primarily for the refinancing of our previously issued convertible notes.

Pre-Approval Policies and Procedures

Our audit committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our registered public accounting firm. This policy generally provides that we will not engage our registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the audit committee or the engagement is entered into pursuant to one of the pre-approval procedures described below.

From time to time, our audit committee may pre-approve specified types of services that are expected to be provided to us by our registered public accounting firm during the next 12 months. Any such pre-approval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.

Our audit committee has also delegated to the chairman of the audit committee the authority to approve any audit or non-audit services to be provided to us by our registered public accounting firm. Any approval of services by the chairman of the audit committee pursuant to this delegated authority is reported on at the next meeting of the audit committee.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a)

1. Financial Statements. The required consolidated financial statements of us and the related report of our independent public accountants thereon were previously filed under Item 8 of our Form 10-K for the year ended December 31, 2008 filed on March 3, 2009.

2. Financial Statement Schedules. The required financial statement schedules of us and the related report of our independent public accountants thereon were previously filed with our Form 10-K for the year ended December 31, 2008 filed on March 3, 2009.

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

10.10

Form of Nonqualified Stock Option Agreement for Non-Executive Directors (Quarterly Grants) under the Vonage Holdings Corp. 2006 Incentive Plan (Per Non-Executive Director Compensation Program effective July 1, 2008) (14)*

10.11

Form of Nonqualified Stock Option Agreement for Non-Executive Directors (Sign-on Grant) under the Vonage Holdings Corp. 2006 Incentive Plan (Per Non-Executive Director Compensation Program effective July 1, 2008) (14)*

10.12	Vonage Holdings Corp. 401(k) Retirement Plan (1)*
10.13	Lease Agreement, dated March 24, 2005, between 23 Main Street Holmdel Associates LLC and Vonage USA Inc. (1)
10.14	Employment Agreement dated as of July 29, 2008 by and between Vonage Holdings Corp. and Marc P. Lefar (13)*
10.15	Indemnification Agreement dated as of July 29, 2008 by and between Vonage Holdings Corp. and Marc. P. Lefar (13)*
10.16	Form of Nonqualified Stock Option Agreement for Marc P. Lefar under the Vonage Holdings Corp. 2006 Incentive Plan (13)*
10.17	Amended and Restated Employment Agreement, dated February 8, 2006, between Vonage Holdings Corp. and Jeffrey A. Citron (1)*
10.18	Separation Agreement and General Release dated as of July 29, 2008 by and between Vonage Holdings Corp. and Jeffrey A. Citron (13)*
10.19	Amended and Restated Non-Compete Agreement dated as of October 17, 2008 by and between Vonage Holdings Corp. and Jeffrey A. Citron (16)
10.20	Consulting Agreement dated as of July 29, 2008 by and between Vonage Holdings Corp. and KEC Holdings LLC (13)*
10.21	Form of Nonqualified Stock Option Agreement for Jeffrey A. Citron under the Vonage Holdings Corp. 2006 Incentive Plan (13)*
10.22	Amended and Restated Employment Agreement, dated January 1, 2009, between Vonage Holdings Corp. and John S. Rego (17)*
10.23	Amended and Restated Employment Agreement, dated January 1, 2009, between Vonage Holdings Corp. and Louis A. Mamakos (17)*
10.24	Employment Agreement, dated August 8, 2005, between Vonage Holdings Corp. and Sharon O’Leary (1)*
10.25	Confidential Separation Agreement and General Release, dated April 9, 2008, between Vonage Holdings Corp. and Sharon A. O’Leary (12)*
10.26	Letter Agreement, dated November 8, 2006, between Vonage America Inc. and Jamie E. Haenggi (12)*
10.27	Amendment to Letter Agreement, dated January 1, 2009, between Vonage America Inc. and Jamie E. Haenggi (17)*
10.28	Non-Executive Director Compensation Program effective July 1, 2008 (12)*
10.29	Form of Indemnification Agreement between Vonage Holdings Corp. and its directors and certain officers (10)
10.30	Third Amended and Restated Investors’ Rights Agreement, as amended, dated April 27, 2005, among Vonage Holdings Corp. and the signatories thereto (3)
10.31

Written Consent of Vonage Holdings Corp. and Certain Stockholders to the amendment to the Third Amended and Restated Investors’ Rights Agreement dated April 27, 2005, as amended, dated November 13, 2006 (8)

10.32	Registration Rights Agreement, dated December 16, 2005, among Vonage Holdings Corp. and the signatories thereto (1)
10.33†	Agreement for Services, dated February 9, 2005, between Vonage Holdings Corp. and Third Party Verification, Inc. (2)
10.34†	First Amendment to Services Agreement, dated June 21, 2006, between Third Party Verification, Inc. and Vonage Holdings Corp. (7)
10.35†	Second Amendment to Services Agreement, dated August 25, 2006, between Third Party Verification, Inc. and Vonage Network of New Jersey d/b/a Vonage Network Inc. (assignee of Vonage Holding Corp.) (7)
10.36	Patent Settlement Agreement, dated October 25, 2007, between Vonage Holdings Corp. and Verizon Services Corp. (11)
10.37	Settlement Agreement, effective October 27, 2007, between Vonage Holdings Corp. and Sprint Communications Company L.P. (11)
10.38	Settlement and Patent License Agreement, dated December 21, 2007, between Vonage Holdings Corp. and AT&T Corp. (11)

10.39	Settlement Agreement, effective January 1, 2008 between Vonage Holdings Corp. and Nortel Networks Inc. and Nortel Networks Limited (11)
10.40

First Lien Credit and Guaranty Agreement, dated as of October 19, 2008 among Vonage Holdings Corp., Vonage America Inc., as borrowers, certain subsidiaries of Vonage Holdings Corp., as guarantors, various lenders, and Silver Point Finance, LLC, as Administrative Agent, Collateral Agent and Lead Arranger (15)

10.41

First Lien Pledge and Security Agreement, dated as of October 19, 2008 among Vonage Holdings Corp., Vonage America Inc. and certain subsidiaries of Vonage Holdings Corp., as grantors, and Silver Point Finance, LLC, as Collateral Agent (15)

10.42

Second Lien Credit and Guaranty Agreement, dated as of October 19, 2008 among Vonage Holdings Corp., Vonage America Inc., as borrowers, certain subsidiaries of Vonage Holdings Corp., as guarantors, various lenders, and Silver Point Finance, LLC, as Administrative Agent, Collateral Agent and Lead Arranger (15)

10.43

Second Lien Pledge and Security Agreement, dated as of October 19, 2008 among Vonage Holdings Corp., Vonage America Inc. and certain subsidiaries of Vonage Holdings Corp., as grantors, and Silver Point Finance, LLC, as Collateral Agent (15)

10.44

Third Lien Note Purchase Agreement dated as of October 19, 2008 among Vonage Holdings Corp., Vonage America Inc., as co-issuers, certain subsidiaries of Vonage Holdings Corp., as guarantors, various purchasers, and Silver Point Finance, LLC, as Note Agent and Collateral Agent (15)

10.45

Third Lien Pledge and Security Agreement, dated as of October 19, 2008 among Vonage Holdings Corp., Vonage America Inc. and certain subsidiaries of Vonage Holdings Corp., as grantors, and Silver Point Finance, LLC, as Collateral Agent (15)

10.46	Registration Rights Agreement, dated as of October 19, 2008, among Vonage Holdings Corp., Vonage America Inc. and purchasers of 20.00% Senior Secured Third Lien Notes due 2015 (15)
21.1	List of Subsidiaries of Vonage Holdings Corp. (17)
23.1	Consent of BDO Seidman, LLP, independent registered public accounting firm (17)
31.1	Certification of our Interim Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18)
31.2	Certification of our Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18)
32.1	Certification of our Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (17)

(1)	Incorporated by reference to Amendment No. 1 to Vonage Holdings Corp.’s Registration Statement on Form S-1 (File No. 333-131659) filed on April 7, 2006.
(2)	Incorporated by reference to Amendment No. 3 to Vonage Holdings Corp.’s Registration Statement on Form S-1 (File No. 333-131659) filed on April 26, 2006.
(3)	Incorporated by reference to Amendment No. 4 to Vonage Holdings Corp.’s Registration Statement on Form S-1 (File No. 333-131659) filed on April 28, 2006.
(4)	Incorporated by reference to Amendment No. 5 to Vonage Holdings Corp.’s Registration Statement on Form S-1 (File No. 333-131659) filed on May 8, 2006.
(5)	Incorporated by reference to Amendment No. 6 to Vonage Holdings Corp.’s Registration Statement on Form S-1 (File No. 333-131659) filed on May 22, 2006.
(6)	Incorporated by reference to Vonage Holdings Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on August 4, 2006.
(7)	Incorporated by reference to Vonage Holdings Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on November 8, 2006.
(8)	Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on November 14, 2006.
(9)	Incorporated by reference to Vonage Holding Corp.’s Annual Report on Form 10-K (File No. 001-32887) filed on April 17, 2007.
(10)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on November 14, 2007.
(11)	Incorporated by reference to Vonage Holding Corp.’s Annual Report on Form 10-K (File No. 001-32887) filed on March 17, 2008.
(12)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on May 12, 2008.

(13)	Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on August 4, 2008.
(14)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on August 11, 2008.
(15)	Incorporated by reference to Vonage Holding Corp.’s Amendment No. 8 to Schedule TO (File No. 005-82032) filed on October 22, 2008.
(16)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on November 10, 2008.
(17)	Previously filed.
(18)	Filed herewith.
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

(b) Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

Schedule II—Valuation and Qualifying Accounts.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Holmdel, State of New Jersey, on April 30, 2009.

VONAGE HOLDINGS CORP.

Dated: April 30, 2009	By:	/s/ JOHN S. REGO
John S. Rego
Executive Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature	Title	Date

/s/ MARC P. LEFAR	Director, Chief Executive Officer	April 30, 2009
Marc P. Lefar	(principal executive officer)

/s/ JOHN S. REGO	Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	April 30, 2009
John S. Rego

/s/ JEFFREY A. CITRON	Director, Chairman	April 30, 2009
Jeffrey A. Citron

/s/ PETER BARRIS	Director	April 30, 2009
Peter Barris

/s/ MORTON DAVID	Director	April 30, 2009
Morton David

/s/ MICHAEL KRUPKA	Director	April 30, 2009
Michael Krupka

/s/ J. SANFORD MILLER	Director	April 30, 2009
J. Sanford Miller

/s/ JEFFREY J. MISNER	Director	April 30, 2009
Jeffrey J. Misner

/s/ GOVERNOR THOMAS J. RIDGE	Director	April 30, 2009
Governor Thomas J. Ridge

/s/ JOHN J. ROBERTS	Director	April 30, 2009
John J. Roberts