Form 10-Q
period 2009-03-31
VONAGE HOLDINGS CORP
filed 2009-05-11
CIK 1272830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

* The registrant has not yet been phased into the interactive data requirements

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2009
Common Stock, par value $0.001	156,926,043 shares

VONAGE HOLDINGS CORP.

Financial Information Presentation

For the financial information discussed in this Quarterly Report on Form 10-Q, other than per share and per line amounts, dollar amounts are presented in thousands, except where noted.

Part I – Financial Information

Item 1.	Financial Statements

VONAGE HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	March 31, 2009	December 31, 2008
	(unaudited)
Assets
Assets
Current assets:
Cash and cash equivalents	$44,729	$46,134
Accounts receivable, net of allowance of $2,071 and $2,045, respectively	21,364	17,696
Inventory, net of allowance of $1,692 and $1,405, respectively	10,568	10,360
Deferred customer acquisition costs, current	23,248	24,002
Prepaid expenses and other current assets	22,418	18,325

Total current assets	122,327	116,517

Property and equipment, net of accumulated depreciation	93,273	98,292
Software, net of accumulated depreciation	33,620	34,368
Deferred customer acquisition costs, non-current	14,965	20,393
Debt related costs, net	11,058	11,541
Restricted cash	39,995	39,585
Intangible assets, net	4,753	5,400
Other assets	10,246	10,809

Total assets	$330,237	$336,905

Liabilities and Stockholders’ Equity (Deficit)
Liabilities
Current liabilities:
Accounts payable	$31,646	$33,978
Accrued expenses	76,914	73,482
Deferred revenue, current portion	62,712	63,155
Current maturities of capital lease obligations	1,311	1,252
Current portion of long-term debt	1,303	1,303

Total current liabilities	173,886	173,170

Notes payable, net of discount	196,354	192,747
Derivative embedded within convertible note, at fair value	19,750	—
Deferred revenue, net of current portion	17,030	23,058
Capital lease obligations, net of current maturities	20,596	20,947
Other liability, net of current portion in accrued expenses	16,293	17,725

Total liabilities	443,909	427,647

Commitments and Contingencies
Stockholders’ Equity (Deficit)
Common stock, par value $0.001 per share; 596,950 shares authorized at March 31, 2009 and December 31, 2008;
158,315 and 158,201 shares issued at March 31, 2009 and December 31, 2008, respectively;
156,746 and 156,648 shares outstanding at March 31, 2009 and December 31, 2008, respectively	158	158
Additional paid-in capital	945,492	980,768
Stock subscription receivable	(5,195)	(5,195)
Accumulated deficit	(1,040,367)	(1,052,861)
Treasury stock, at cost, 1,569 shares at March 31, 2009 and 1,553 at December 31, 2008	(12,710)	(12,704)
Accumulated other comprehensive income (loss)	(1,050)	(908)

Total stockholders’ equity (deficit)	(113,672)	(90,742)

Total liabilities and stockholders’ equity (deficit)	$330,237	$336,905

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Operating Revenues:
Telephony services	$215,643	$216,980
Customer equipment and shipping	8,362	7,637

	224,005	224,617

Operating Expenses:
Direct cost of telephony services (excluding depreciation and amortization of $4,757 and $4,701, respectively)	51,751	56,498
Direct cost of goods sold	20,512	22,072
Selling, general and administrative	68,051	79,392
Marketing	65,695	60,899
Depreciation and amortization	12,896	10,209

	218,905	229,070

Income (loss) from operations	5,100	(4,453)

Other Income (Expense):
Interest income	110	1,400
Interest expense	(13,542)	(5,571)
Change in fair value of embedded derivative	12,970	—
Other, net	801	(164)

	339	(4,335)

Income (loss) before income tax benefit (expense)	5,439	(8,788)

Income tax benefit (expense)	(168)	(173)

Net income (loss)	$5,271	$(8,961)

Net income (loss) per common share:
Basic	$0.03	$(0.06)

Diluted	$0.03	$(0.06)

Weighted-average common shares outstanding:
Basic	156,718	156,034

Diluted	218,787	156,034

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$5,271	$(8,961)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization and impairment charges	12,249	9,518
Amortization of intangibles	647	691
Change in fair value of embedded derivative	(12,970)	—
Beneficial conversion on interest in kind on convertible notes	—	11
Amortization of discount on notes	1,347	—
Accrued interest paid in-kind	4,645	—
Allowance for doubtful accounts	96	(91)
Allowance for obsolete inventory	540	450
Amortization of debt related costs	734	828
Share-based expense	2,608	1,886
Changes in operating assets and liabilities:
Accounts receivable	(3,781)	(1,846)
Inventory	(764)	3,587
Prepaid expenses and other current assets	(4,107)	535
Deferred customer acquisition costs	6,144	1,305
Due from related parties	—	2
Other assets	563	(879)
Accounts payable	(2,318)	(3,456)
Accrued expenses	3,478	6,864
Deferred revenue	(6,387)	1,349
Other liability	(1,432)	(1,271)

Net cash provided by (used in) operating activities	6,563	10,522

Cash flows from investing activities:
Capital expenditures	(2,519)	(2,952)
Purchase of intangible assets	—	(560)
Purchase of marketable securities	—	(21,375)
Maturities and sales of marketable securities	—	59,857
Acquisition and development of software assets	(3,995)	(7,363)
Increase in restricted cash	(437)	(2,586)

Net cash provided by (used in) investing activities	(6,951)	25,021

Cash flows from financing activities:
Principal payments on capital lease obligations	(292)	(241)
Principal payments on notes	(326)	—
Debt related costs	(251)	—
Proceeds from subscription receivable, net	—	9
Proceeds from directed share program, net	—	25
Proceeds from exercise of stock options	—	6

Net cash provided by (used in) financing activities	(869)	(201)

Effect of exchange rate changes on cash	(148)	(97)

Net change in cash and cash equivalents	(1,405)	35,245
Cash and cash equivalents, beginning of period	46,134	71,542

Cash and cash equivalents, end of period	$44,729	$106,787

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$6,878	$4,733

Income taxes	$307	$1

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Stock Subscription Receivable	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2008	$158	$980,768	$(5,195)	$(1,052,861)	$(12,704)	$(908)	$(90,742)
Opening adjustment-adoption of EITF 07-5		(37,884)		7,223			(30,661)
Share-based expense		2,608					2,608
Share-based award activity					(6)		(6)
Comprehensive income (loss):
Foreign currency translation adjustment						(142)	(142)
Net income (loss)				5,271			5,271

Total comprehensive income (loss)	—	—	—	5,271	—	(142)	5,129

Balance at March 31, 2009	$158	$945,492	$(5,195)	$(1,040,367)	$(12,710)	$(1,050)	$(113,672)

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 1. Basis of Presentation and Significant Accounting Policies

Nature of Operations

Vonage Holdings Corp. (“Vonage”, “Company”, “we”, “our”, “us”) is incorporated as a Delaware corporation. We are a leading, pure-play provider of broadband telephone services to residential and small office and home office customers with approximately 2.6 million subscriber lines as of March 31, 2009. While customers in the United States represented 94% of our subscriber lines at March 31, 2009, we continue to serve customers internationally with services in Canada and the United Kingdom.

Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations, cash flows and statement of stockholders’ equity (deficit) for the periods presented. The results for the three month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2009.

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

On an ongoing basis, we evaluate our estimates, including the following:

•

those related to the average period of service to a customer (the “customer relationship period”) used to amortize deferred revenue and deferred customer acquisition costs associated with customer activation. For 2008, due to the increase in churn, the customer relationship period was reduced from 60 months to 48 months. In 2009, the customer relationship period was further reduced to 44 months. The impact of this change was not material to the consolidated results of operations;

•	the useful lives of property and equipment, software costs and intangible assets;

•

assumptions used for the purpose of determining share-based compensation using the Black-Scholes option model (“Model”), and various other assumptions that we believed to be reasonable. The key inputs for this Model are stock price at valuation date, strike price for the option, the dividend yield, risk-free interest rate, life of option in years and volatility; and

•

assumptions used to determine the fair value of the embedded derivative within our convertible notes using the Monte Carlo simulation model. The key inputs are maturity date, risk-free interest rate, current share price and historical volatility of our common stock.

We base our estimates on historical experience, available market information, appropriate valuation methodologies, and on various other assumptions that we believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Restricted Cash and Letters of Credit

Our credit card processors have established reserves to cover any exposure that they may have as we collect revenue in advance of providing services to our customers, which is a customary practice for companies that bill their customers in advance of providing services. As such, we provided our credit card processors with cash reserves of $21,995 and a cash collateralized letter of credit for $10,500 and $10,413 as of March 31, 2009 and December 31, 2008, respectively. We also had a cash collateralized letter of credit for $7,350 and $7,000 as of March 31, 2009 and December 31, 2008, respectively, related to lease deposits for our offices. The total amount

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

of collateralized letters of credit was $18,000 and $17,562 at March 31, 2009 and December 31, 2008, respectively. In the aggregate, cash reserves and collateralized letters of credit of $39,995 and $39,585 were recorded as long-term restricted cash at March 31, 2009 and December 31, 2008, respectively.

Software Costs

We capitalize certain costs, such as purchased software and internally developed software that we use for customer acquisition and customer care automation tools, in accordance with Statement of Position 98-1, Accounting for Costs of Computer Software Development or Obtained for Internal Use. Computer software is stated at cost less accumulated amortization and the estimated useful life is three years. Total computer software was $56,438 and $53,429 at March 31, 2009 and December 31, 2008, respectively, substantially all of which were external costs. Accumulated amortization was $22,818 and $19,061 at March 31, 2009 and December 31, 2008, respectively. Amortization expense was $4,743, including $677 impairment, and $1,997 for the three months ended March 31, 2009 and 2008, respectively.

Long-Lived Assets

We review the carrying values of our property and equipment for possible impairment whenever circumstances indicate the carrying amount of an asset may not be recoverable. An impairment loss is recognized to the extent the sum of the undiscounted estimated future cash flow expected to result from the use of the asset is less than the carrying value. For the three months ended March 31, 2009 and 2008, we incurred an impairment loss of $47 and $88, respectively, for marketing displays, network equipment and computer hardware. Impairment is recorded in the statement of operations as part of depreciation expense.

Debt Related Costs

Costs incurred in raising debt are deferred and amortized as interest expense using the effective interest method over the life of the debt. In connection with our financing transaction in November 2008, we recorded debt related costs of $12,270, which are being amortized over the life of the debt which is five years and seven years. Amortization expense related to these costs is included in interest expense in the consolidated statements of operations and was $734 for the three months ended March 31, 2009. Accumulated amortization of debt related costs was $1,212 and $478 at March 31, 2009 and December 31, 2008, respectively.

Intangible Assets

Intangible assets acquired in the settlement of litigation or by direct purchase are accounted for based upon the fair value of assets received.

Patents

In June 2006, we purchased three patents related to the compression of packetized digital signals commonly used in Voice over Internet Protocol (“VoIP”) technology at a cost of $5,268. In July 2006, we began amortizing the cost of these patents over their estimated useful lives of 2.7 years. Amortization expense was $424 and $484 for the three months ended March 31, 2009 and 2008, respectively. This patent was fully amortized as of March 31, 2009.

In October 2007, in connection with the settlement of our patent litigation with Sprint, we acquired a license to use Sprint’s portfolio of “Voice over Packet” patents. The fair value assigned to these patents was $5,500. We began amortizing the cost of these patents in October 2007 over their patent lives of 6.6 years. Amortization expense was $206 for the three months ended March 31, 2009 and 2008, respectively. Annual amortization is approximately $825.

Trademark

In April 2008, in connection with the settlement of a trademark dispute, we acquired the right to use the trademark in question. The fair value assigned to the trademark was $560. This trademark is being amortized over its remaining life of 8 years. Amortization expense was $17 for the three months ended March 31, 2009. Annual amortization is approximately $70.

Embedded Derivative

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”), which we adopted on January 1, 2009, our $18,000, 20% senior secured third lien notes due 2015 (the “Convertible Notes”) contain an embedded derivative that requires separate valuation from the Convertible Notes. We recognize this derivative as a liability in our consolidated balance sheet at its estimated fair value each period, and recognize any change in its estimated fair value in our statement of operations in the period of change. We estimate the fair value of the embedded derivative using available market information and appropriate valuation methodologies (see Note 3).

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Fair Value of Financial Instruments

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). This standard establishes a framework for measuring fair value and expands disclosure about fair value measurements. We did not elect fair value accounting for any assets and liabilities allowed by SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”).

SFAS No. 157 defines fair value as the amount that would be received for an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 describes the following three levels of inputs that may be used:

Level 1:	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2:	Observable prices that are based on inputs not quoted on active markets but corroborated by market data.

Level 3:	Unobservable inputs when there is little or no market data available, thereby requiring an entity to develop its own assumptions. The fair value hierarchy gives the lowest priority to Level 3 inputs.

Currently, SFAS No. 157 applies to the derivative that is embedded within our Convertible Notes (see Note 3), which is included in long–term liabilities in our consolidated balance sheet. The embedded derivative was valued using the Monte Carlo simulation model. The key inputs in the model are as follows:

	March 31, 2009	January 1, 2009
Maturity date	October 31, 2015	October 31, 2015
Risk- free interest rate	2.39%	2.24%
Price of common stock	$0.40	$0.66
Volatility	88%	87%

The embedded derivative within our Convertible Notes is measured at fair value on a recurring basis using significant unobservable inputs (Level 3). The amount of total gain in earnings for the three months ended March 31, 2009 is as follows:

Liabilities:	Derivatives
Beginning balance	$32,720
Total gain realized in earnings	$(12,970)

Ending balance	$19,750

Fair Value of Other Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their short maturities. The carrying amounts of our capital leases approximate fair value of these obligations based upon management’s best estimates of interest rates that would be available for similar debt obligations at March 31, 2009 and December 31, 2008. We believe the fair value of our debt at March 31, 2009 and December 31, 2008 was approximately the same as its carrying amount since the financing recently occurred.

Earnings per Share

Net income (loss) per share has been computed according to SFAS No. 128, “Earnings per Share”, which requires a dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS represents net income (loss) divided by the weighted average number of common shares outstanding during a reported period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, including warrants, stock options and restricted stock units under our 2001 Stock Incentive Plan and 2006 Incentive Plan, and the Convertible Notes, were exercised or converted into common stock. The dilutive effect of outstanding warrants, stock options and restricted stock units is reflected in diluted earnings per share by application of the treasury stock method. In applying the treasury stock method for stock-based compensation arrangements, the assumed proceeds are computed as the sum of the amount the employee must pay upon exercise and the amounts of average unrecognized compensation cost attributed to future services. The dilutive effect of the Convertible Notes is reflected in diluted earnings per share using the if-converted method.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

The following table sets forth the computation for basic and diluted net income per share for the three months ended March 31, 2009.

Three Months Ended March 31, 2009
Numerator
Numerator for basic earnings per share-net income	$5,271
Add: interest savings on assumed conversion of Convertible Notes	1,242

Numerator for diluted earnings per share	$6,513

Denominator
Basic weighted average common shares outstanding	156,718
Dilutive effect of Convertible Notes	62,069

Diluted weighted average common shares outstanding	218,787

Basic net income per share
Basic net income per share	$0.03

Diluted net income per share
Diluted net income per share	$0.03

For the quarters ended March 31, 2009 and 2008, the following were excluded from the calculation of diluted earnings per common share because of their anti-dilutive effects:

	Three Months Ended March 31,
	2009	2008
Common stock warrants	514	3,085
Convertible notes (1)	—	17,824
Restricted stock units	2,870	2,776
Employee stock options	24,902	18,079

	28,286	41,764

(1) refers to our convertible notes previously issued in December 2005 and January 2006.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Financial Accounting Standards (“FAS”) 107-1 (“FAS 107-1”) and Accounting Principles Board (“APB”) Opinion No. 28-1 (“APB 28-1”), “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We do not expect the changes associated with adoption of this FSP will have a material effect on the reporting of our financial results.

In June 2008, the FASB ratified EITF 07-5, which provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. We adopted EITF 07-5 on January 1, 2009. See Note 3 for the impact on our consolidated financial position and results of operations.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 becomes effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect that the adoption of SFAS No. 162 will have a material impact on our consolidated financial statements.

In May 2008, the FASB affirmed the consensus of FSP APB Opinion No. 14-1 (“APB 14-1”), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which applies to all convertible debt instruments that have a net settlement feature; which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. FSP APB 14-1 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuer’s nonconvertible debt borrowing rate. Previous guidance provided for accounting for this type of convertible debt instrument entirely as debt. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of FSP APB 14-1 did not have an impact on our financial statements.

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

In February 2008, the FASB issued FASB FSP 157-2, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. The full adoption of SFAS No. 157 did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

IPO Litigation. During June and July 2006, Vonage, several of our officers and directors, and the firms who served as the underwriters in our IPO were named as defendants in several purported class action lawsuits arising out of our IPO. On January 9, 2007, the Judicial Panel on Multidistrict Litigation transferred all complaints to the District of New Jersey. On September 7, 2007, the Court appointed Zyssman Group as the lead plaintiff, and the law firm of Zwerling, Schachter and Zwerling, LLP as lead counsel. On November 19, 2007, the plaintiffs filed the Amended Complaint, which generally alleges: (i) defendants made misstatements regarding subscriber line growth and average monthly churn rate; (ii) defendants failed to disclose problems with facsimile transmissions and a pending fax litigation case; (iii) defendants failed to disclose all patent infringement claims and issues; and (iv) that the Directed Share Program suffered from various infirmities. On January 18, 2008, defendants filed their motions to dismiss the Amended Complaint, and briefing on the matter was completed by April 2, 2008, and the Court heard oral argument on October 10, 2008. On April 6, 2009, the Court hearing the matter dismissed three claims with leave to amend two of them. In addition, the Court declined at such time to dismiss two of the other claims. On April 20, 2009, the plaintiffs filed a motion asking the Court to reconsider the partial dismissal of their claims. The firms who served as underwriters to the IPO, pursuant to an indemnification agreement entered into between us and those firms prior to the IPO have demanded that Vonage reimburse them for

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

the costs and fees incurred by them in defense of the IPO litigation. In addition, three of the firms have demanded that Vonage reimburse them for the costs and fees incurred by them in response to various regulatory inquiries by the Financial Industry Regulatory Authority (formerly the NASD) and the New York Stock Exchange, among other things. Vonage has declined to reimburse these three firms any fees or expenses.

Consumer Class Action Litigations. We have been named in several purported class actions venued in California, New Jersey, and Washington alleging a wide variety of deficiencies with respect to our business practices, marketing disclosures, email marketing and quality issues for both phone and fax service.

For example, there are various class actions, on behalf of both nationwide and state classes, pending in New Jersey, Washington and California generally alleging that we delayed and/or refused to allow consumers to cancel their Vonage service; failed to disclose procedural impediments to cancellation; failed to adequately disclose that their 30-day money back guarantee does not give consumers 30 days to try out our services; suppressed and concealed the true nature of our services and disseminated false advertising about the quality, nature and terms of our services; imposed an unlawful early termination fee; and invoked unconscionable provisions of our Terms of Service to the detriment of customers. On May 11, 2007, plaintiffs in one action petitioned the Judicial Panel on Multidistrict Litigation (the “Panel”), seeking transfer and consolidation of the pending actions to a single court for coordinated pretrial proceedings. In an Order dated August 15, 2007, the Panel transferred the pending actions to the United States Court for the District of New Jersey, captioned In re Vonage Marketing and Sales Practices Litigation, MDL No. 1862, Master Docket No. 07-CV-3906 (USDC, D.N.J.). On October 1, 2007, counsel for one group of plaintiffs moved before the Court for Consolidation and Appointment of Co-Lead Counsel of the actions, and requested time to file an Amended Consolidated Complaint. On November 6, 2008, the Court entered an Order Granting Consolidation and Appointment of Co-Lead Counsel, and ordered that a consolidated Complaint be filed within 45 days, which Complaint was filed on December 19, 2008. On February 6, 2009, we filed a Motion to Compel Arbitration. The Court has not yet ruled on that motion.

Nebraska Public Service Commission. On November 15, 2007, the Director of the Nebraska Telecommunications Infrastructure and Public Safety Department of the Nebraska Public Service Commission filed a complaint (the “PSC Complaint”) before the Nebraska Public Service Commission (the “NPSC”) alleging that Vonage is required to contribute to the Nebraska Universal Service Fund (“NUSF”) and has failed to do so. The PSC Complaint seeks an order compelling Vonage to contribute to the NUSF, as well as administrative penalties. Vonage is vigorously defending itself against the PSC Complaint. On December 6, 2007, Vonage filed its answer. On or about December 20, 2007, Vonage also brought a complaint for declaratory and injunctive relief against the NPSC in the United States District Court for the District of Nebraska. On March 3, 2008, the United States District Court for the District of Nebraska issued a Memorandum and Order granting Vonage’s Motion for a Preliminary Injunction and Declaratory Relief. Specifically, the Court enjoined the NPSC from asserting state jurisdiction over Vonage to force Vonage to contribute to the NUSF and found the NPSC’s assertion of state jurisdiction over Vonage to force Vonage to pay into the NUSF is unlawful as preempted by the Federal Communications Commission (“FCC”). On April 1, 2008, Nebraska filed a Notice of Appeal to the 8th Circuit Court of Appeals. On April 2, 2008, Vonage filed a motion for summary judgment in the district court, arguing the court should grant our permanent injunction. The district court, in a May 9, 2008 order, denied Vonage’s request for summary judgment without prejudice. On May 1, 2009, the 8th Circuit Court of Appeals affirmed the District Court’s decision to grant Vonage a preliminary injunction. We do not know if the NPSC will seek further judicial review.

New Mexico Public Service Commission. On June 27, 2008, the New Mexico Public Regulation Commission (“NMPRC”) filed a complaint for Declaratory Judgment (“NMPRC Complaint”) in the United States District Court for the District of New Mexico, alleging that Vonage is required to contribute to the New Mexico Universal Service Fund (“NMUSF”) and failed to do so. The NMPRC Complaint seeks an order compelling Vonage to contribute to the NMUSF. Vonage is vigorously defending itself against the NMPRC Complaint. On or about July 21, 2008, Vonage filed a Motion to Dismiss the NMPRC Complaint, and the NMPRC filed a response to the Motion to Dismiss. On November 12, 2008, the Magistrate Judge issued Proposed Findings and Recommended Disposition, recommending that the Company’s Motion to Dismiss be granted. On November 21, 2008, NMPRC filed its objections to the Magistrate’s Judge’s recommended disposition, and on December 11, 2008, the Company filed its response to the NMPRC objections to the Magistrate Judge’s recommendation to dismiss the complaint. On January 28, 2009, the District Court Judge heard oral argument and stayed the litigation pending the 8th Circuit decision in the Nebraska Public Service Commission litigation, referenced above.

City of New York vs. Verizon and Vonage. On April 21, 2008, the City of New York and the Sheriff of the City of New York filed a complaint (“NYC Complaint”) in New York State Court against Verizon and Vonage, arising out of collection efforts on the $58,000 judgment entered against Vonage in the Verizon vs. Vonage patent litigation. The City alleges that either Verizon or Vonage is liable for $2,900, which represents a poundage fee of 5% of the value of the property sought to be levied upon. On May 13, 2008, Vonage filed a motion to dismiss one count of the NYC Complaint. On May 16, 2008, Verizon filed a motion to dismiss the NYC Complaint in its entirety. The Court denied both motions and the parties are currently engaged in discovery. On March 19, 2009, Verizon filed a motion for an order granting summary judgment and dismissing all claims against Verizon. Briefing on Verizon’s motion, and Vonage’s cross-motion for summary judgment filed May 1, 2009 seeking dismissal of all claims against Vonage, are expected to be completed July 2, 2009.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

PC Management. By letter dated February 2, 2009, PC Management, Inc. (“PCM”) provided written notice to us of its intent to arbitrate a dispute concerning PCM’s right to an early termination fee under a Master Services Agreement (“MSA”) for mobile services. On April 29, 2009, PCM submitted its Arbitration Demand alleging a breach of the MSA and seeking damages, including interest, attorneys’ fees, expenses and arbitration costs, in an amount in excess of $1,875. The arbitration hearing is scheduled to commence September 9, 2009.

IP Matters

Alcatel-Lucent. On November 4, 2008, Vonage received a letter from Alcatel-Lucent initiating an opportunity for Vonage to obtain a non-exclusive patent license to certain of its patents that may be relevant to Vonage’s business. Vonage is currently analyzing the applicability of such patents to its business, as well as additional patents subsequently identified by Alcatel-Lucent. If Vonage determines that these patents are applicable to its business and valid, it may incur expense in licensing them. If Vonage determines that these patents are not applicable to its business or invalid, it may incur expense and damages if there is litigation.

Centre One. On December 5, 2008, Centre One filed a lawsuit against Vonage and its subsidiary Vonage America Inc. in the United States District Court for the Eastern District of Texas alleging that some of Vonage’s products and services are covered by a patent held by Centre One (United States Patent No. 7,068,668) entitled “Method and Apparatus for Interfacing a Public Switched Telephone Network and an Internet Protocol Network for Multi-Media Communication”. The suit also named Verizon Communications Inc. and deltathree Inc. as defendants. Vonage believes Centre One is a firm owned by a sole inventor. We filed our Answer to the Complaint on February 23, 2009, along with a motion to transfer this matter to the United States District Court for the District of New Jersey. On April 2, 2009, we filed a motion to sever the case against us from the case against the other defendants. Both the motion to transfer and the motion to sever are still pending. Vonage is currently reviewing the validity of the Centre One patent and whether any of Vonage’s products and services are covered by it.

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

State and Municipal Taxes

For a period of time, we did not collect or remit state or municipal taxes (such as sales, excise, and ad valorem taxes), fees or surcharges (“Taxes”) on the charges to our customers for our services, except that we have historically complied with the New Jersey sales tax. We have received inquiries or demands from a number of state and municipal taxing and 911 agencies seeking payment of Taxes that are applied to or collected from customers of providers of traditional public switched telephone network services. Although we have consistently maintained that these Taxes do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations, a number of states have changed their statutes as part of the streamlined sales tax initiatives and we are now collecting and remitting sales taxes in those states. In addition, a few states address how VoIP providers should contribute to support public safety agencies, and in those states we began to remit fees to the appropriate state agencies. We have also contacted authorities in each of the other states to discuss how we can financially contribute to the 911 system. We do not know how all these discussions will be resolved, but there is a possibility that we will be required to pay or collect and remit some or all of these Taxes in the future. Additionally, some of these Taxes could apply to us retroactively. As such, we have a reserve of $3,906 at March 31, 2009 as our best estimate of the potential tax exposure for any retroactive assessment. We believe the maximum estimated exposure for retroactive assessments is $13,594 as of March 31, 2009.

Purchase Obligations

At March 31, 2009, we committed to approximately $3,300 per year in non-cancelable contractual obligations in fees through 2010 related to the provision of our E-911 services.

Note 3. Long-Term Debt

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

We used the net proceeds of the Financing of $213,133 ($220,300 principal amount less original issue discount of $7,167) plus $40,327 of cash on hand, to repurchase $253,460 of our convertible notes issued in December 2005 and January 2006 (the “Previous

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Convertible Notes”) in a tender offer that expired on November 3, 2008. For holders of the new debt who were also holders of the Previous Convertible Notes, we recorded a loss on early extinguishment of notes of $30,570 on $174,263 of the repurchase in accordance with EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”. For this $174,263 of the Financing, the First Lien Senior Facility, Second Lien Senior Facility and Convertible Notes were recorded at fair market value of $183,935 with $85,184 allocated to the First Lien Senior Facility, $54,620 allocated to the Second Lien Senior Facility and $44,131 allocated to the Convertible Notes. The excess of the fair market value of the Financing over the Previous Convertible Notes of $9,672, plus $20,452 in fees paid to the holders of the Previous Convertible Notes, $414 of unamortized debt related costs on the Previous Convertible Notes and $32 of unamortized beneficial conversion related to the Previous Convertible Notes comprised the $30,570.

For the remaining $46,037 of the Financing, since many of the purchasers purchased more than one component of the Financing, we allocated the net proceeds of $44,543 (reflecting a reduction of $1,494 for the portion of $7,167 discount attributed to $46,037) to the First Lien Senior Facility, Second Lien Senior Facility and Convertible Notes based upon their relative fair values with $20,138 allocated to the First Lien Senior Facility, $12,652 allocated to the Second Lien Senior Facility and $11,753 allocated to the Convertible Notes.

For the First Lien Senior Facility, an aggregate value of $105,322 or a discount of $24,978 was recorded. This discount is currently amortized to interest expense over the life of the loan using the effective interest method. The accumulated amortization was $1,885 and $766 at March 31, 2009 and December 31, 2008, respectively. The amortization for the three months ended March 31, 2009 was $1,119.

For the Second Lien Senior Facility, an aggregate value of $67,273 or a discount of $4,727 was recorded. This discount is currently amortized to interest expense over the life of the loan using the effective interest method. The accumulated amortization was $273 and $116 at March 31, 2009 and December 31, 2008, respectively. The amortization for the three months ended March 31, 2009 was $157.

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

First Lien Senior Facility

The loans under the First Lien Senior Facility will mature in October 2013. Principal amounts under the First Lien Senior Facility are repayable in quarterly installments of $326 for each quarter ending December 31, 2008 through September 30, 2011 and $3,258 for each quarter ending December 31, 2011 through September 30, 2013, with the balance due in October 2013. Amounts under the First Lien Senior Facility, at our option, bear interest at:

•

the greater of 4.00% and LIBOR plus, in either case, 12.00%, payable on the last day of each relevant interest period or, if the interest period is longer than three months, each day that is three months after the first day of the interest period and the last day of such interest period, or

•

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

Second Lien Senior Facility

The loans under the Second Lien Senior Facility will mature in October 2015. Principal amounts under the Second Lien Senior Facility will be repayable in quarterly installments of $1,800 commencing the later of: (i) the last day of the fiscal quarter after payment-in-full of amounts under the First Lien Senior Facility and (ii) December 31, 2012, with the balance due in October 2015. Amounts under the Second Lien Senior Facility bear interest at 20% payable quarterly in arrears and payable in-kind, or PIK, beginning December 31, 2008 until the third anniversary of the effective date and thereafter 20% payable quarterly in arrears in cash. If the First Lien Senior Facility has not been refinanced in full by the third anniversary of the effective date, then until such refinancing has occurred 70% of the interest due will be payable in cash with the balance payable in PIK. The amount of PIK interest as of March 31, 2009 and December 31, 2008 was $6,036 and $2,320, respectively.

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

Third Lien Convertible Notes

The Convertible Notes will mature in October 2015. Subject to conversion, repayment or repurchase of the Convertible Notes, amounts under the Convertible Notes bear interest at 20% that accrues and compounds quarterly until October 30, 2011 at which time such accrued interest may be paid in cash. Any accrued interest not paid in cash on such date will continue to bear interest at 20% that accrues and compounds quarterly and is payable in cash on the maturity date of the Convertible Notes. After October 30, 2011, principal on Convertible Notes will bear interest at 20% payable quarterly in arrears in cash. However, if the First Lien Senior Facility has not been refinanced in full by October 31, 2011, then until such refinancing occurs, the cash interest will be capped at 14% with the balance of 6% accruing and compounding interest quarterly at 20%, to be paid in cash on the maturity date of the Convertible Notes. The amount of accrued and compounding interest as of March 31, 2009 and December 31, 2008 was $1,509 and $580, respectively.

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

In accordance with EITF 07-5, which was effective January 1, 2009, we determined that the anti-dilution adjustment triggered upon the issuance of common stock below the conversion price of the Convertible Notes met the criteria that requires the conversion feature to be valued separately as a liability in our consolidated balance sheet. The fair value of the embedded derivative was determined using the Monte Carlo simulation model. The key inputs in the model are maturity date, risk-free interest rate, current share price and historical volatility of our common stock.

In accordance with EITF 07-5, we determined the fair value of the conversion feature at issuance, at December 31, 2008 and at March 31, 2009. The fair value at issuance was $39,990 which, upon the adoption of EITF 07-5, was recorded as a liability with a corresponding reduction in additional-paid-in capital of $37,884 which was the premium originally recorded at issuance. The remaining $2,106 was recorded as a discount that will be amortized to interest expense over the life of the loan using the effective interest method. The accumulated amortization was $118 and $47 as of March 31, 2009 and December 31, 2008, respectively. The amortization for the three months ended March 31, 2009 was $71. The fair value of the conversion feature at December 31, 2008 was $32,720. The $7,270 difference between the fair value at December 31, 2008 and issuance date and the $47 amortization of the discount for the period ended December 31, 2008 were recorded as an adjustment to the opening balance of retained earnings that was recognized as a cumulative effect of a change in accounting principle as of January 1, 2009 in accordance with EITF 07-5. The fair value of the conversion feature at March 31, 2009 was $19,750. The $12,970 difference between the fair value at March 31, 2009 and December 31, 2008 was recorded within other income (expense), net for the quarter ended March 31, 2009. Each reporting date we will update the fair value with any difference reflected within other income (expense), net in the consolidated statement of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our consolidated financial statements and the related notes included elsewhere in this Form 10-Q and our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. This discussion contains forward-looking statements. These forward-looking statements are based on information available at the time the statements are made and/or management’s belief as of that time with respect to future events and involve risks and uncertainties that could cause actual results and outcomes to be materially different. Important factors that could cause such differences include but are not limited to: restrictions in our debt agreements that may limit our operating flexibility; any failure to meet New York Stock Exchange listing requirements; the competition we face; worsening economic conditions; our history of net operating losses; our ability to obtain additional financing if needed; results of pending litigation and intellectual property and other litigation that may be brought against us; results of regulatory inquiries into our business practices; differences between our service and traditional phone services, including our 911 service; our dependence on third party facilities, equipment and services; system disruptions or flaws in our technology; our dependence on our customers’ existing broadband connections; uncertainties relating to regulation of VoIP services; and other factors that are set forth in the “Risk Factors” in our Annual Report on Form 10-K, in our Quarterly Reports on Form 10-Q and in our Current Reports on Form 8-K. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, and therefore, you should not rely on these forward-looking statements as representing our views as of any date subsequent to the date this Form 10-Q is filed with the Securities and Exchange Commission.

Financial Information Presentation

For the financial information discussed in this Quarterly Report on Form 10-Q, other than per share, per line amounts, subscriber lines and employees, amounts are presented in thousands, except where noted.

Recent Developments

On February 9, 2009, we were notified by the New York Stock Exchange (the “NYSE”) that we had fallen below the NYSE’s continued listing standard relating to minimum average global market capitalization. Section 802.01B of the NYSE’s Listed Company Manual requires that our average global market capitalization be not less than $100 million over a consecutive 30 trading-day period. We submitted a plan that demonstrates our ability to regain compliance within 18 months which was accepted by the NYSE. The plan, submitted on a confidential basis to the NYSE, included a discussion of our operational and financial initiatives and the projected impact of these initiatives on our results in 2009 and 2010. As a result of the plan acceptance, Vonage’s common stock will continue to be listed on the NYSE. We will be subject to quarterly reviews by the NYSE to ensure progress toward its plan to restore compliance with this continued listing standard.

We recently completed the process of upgrading our network, systems and procedures to meet Payment Card Industry (“PCI”) data security standards, which requires periodic audits, including an initial audit that began in late 2008, by independent third parties to assess compliance, which was successfully completed by the end of the first quarter of 2009. PCI data security standards are a comprehensive set of requirements for enhancing payment account data security that was developed by the PCI Security Standards Council including American Express, Discover Financial Services, JCB International, MasterCard Worldwide and VISA Inc., to help facilitate the broad adoption of consistent data security measures. Failure to comply with the security requirements as identified in annual audits or to rectify a security issue may result in fines. While we believe it is unusual, restrictions on accepting payment cards, including a complete restriction, may be imposed on companies that are not compliant.

Overview

We are a leading, pure-play provider of broadband telephone services to residential and small office and home office customers with approximately 2.6 million subscriber lines as of March 31, 2009. While customers in the United States represented 94% of our subscriber lines at March 31, 2009, we continue to serve customers internationally with services in Canada and in the United Kingdom.

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

Trends in Our Industry and Key Operating Data

A number of trends in our industry have a significant effect on our results of operations and are important to an understanding of our financial statements. Also, the table below includes key operating data that our management uses to measure the growth and operating performance of our business:

	Three Months Ended March 31,
	2009	2008
Gross subscriber line additions	226,610	281,329
Net subscriber line additions	(6,493)	30,133
Subscriber lines (at period end)	2,583,861	2,610,360
Average monthly customer churn	3.1%	3.3%
Average monthly revenue per line	$28.86	$28.85
Average monthly telephony services revenue per line	$27.78	$27.87
Average monthly direct cost of telephony services per line	$6.67	$7.26
Marketing costs per gross subscriber line addition	$289.90	$216.47
Employees (excluding temporary help) (at period end)	1,413	1,722

Broadband adoption. The number of U.S. households with broadband Internet access has grown significantly. We expect this trend to continue. We benefit from this trend because our service requires a broadband Internet connection and our potential addressable market increases as broadband adoption increases.

Changing competitive landscape. We are facing increasing competition from other companies that offer multiple services such as cable television, video services, voice and broadband Internet service. These competitors are offering VoIP or other voice services as part of a bundle. In addition, we believe several of these competitors are working to develop new integrated offerings that we cannot provide and that could make their services more attractive to customers. For example, as wireless providers offer more minutes at lower prices and companion landline alternative services, their services have become more attractive to households as a replacement for wireline service. We also compete against established alternative voice communication providers and independent VoIP service providers. Some of these service providers may choose to sacrifice revenue in order to gain market share and have offered their services at lower prices or for free.

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

Subscriber lines. Our subscriber lines include, as of a particular date, all subscriber lines from which a customer can make an outbound telephone call on that date. Our subscriber lines include fax lines and SoftPhones but do not include our virtual phone numbers or toll free numbers, which only allow inbound telephone calls to customers. As part of a database review, we identified 16,802 subscriber lines that did not meet the criteria for inclusion as subscriber lines as of December 31, 2008. We recorded an adjustment as of January 1, 2009 for these lines which we considered to be immaterial to the current and prior periods. This adjustment had no impact to our financial statements but will impact per line metrics. Subscriber lines including this adjustment decreased from 2,610,360 as of March 31, 2008 to 2,583,861 as of March 31, 2009. Excluding the adjustment, we believe that the decrease in our subscriber lines was primarily due to increasing wireless substitution, worsening economic conditions and customer acquisition and targeting efforts not being as effective as planned.

Average monthly customer churn. Average monthly customer churn for a particular period is calculated by dividing the number of customers that terminated during that period by the simple average number of customers during the period, and dividing the result by the number of months in the period. The simple average number of customers during the period is the number of customers on the first day of the period, plus the number of customers on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first 30 days after activation. Our average monthly customer churn was 3.1% and 3.3% for the three months ended March 31, 2009 and 2008, respectively. We believe this decrease was driven by our effort to improve user experience with our service and the quality of our service. We are working to address network quality and improve the quality of our customer service in order to decrease churn. We monitor churn on a daily basis and use it as an indicator of the level of customer satisfaction. Other companies may calculate churn differently, and their churn data may not be directly comparable to ours. Customers who have been with us for a year or more tend to have a significantly lower churn rate than customers who have not. Our churn will fluctuate over time due to increased competitive pressures including wireless substitution, market place perception of our services and our ability to provide high quality customer care and network quality and add future innovative products and services.

Average monthly revenue per line. Average monthly revenue per line for a particular period is calculated by dividing our total revenue for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. The simple average number of subscriber lines for the period is the number of subscriber lines on the first day of the period, plus the number of subscriber lines on the last day of the period, divided by two. Our average monthly revenue per line increased slightly to $28.86 for the three months ended March 31, 2009 compared to $28.85 for the three months ended March 31, 2008. This increase is due to incremental customer equipment revenue, incremental international volume, lower credit activity and the benefit of incremental amortization of activation fees due to the change in the average customer relationship period partially offset by lower subscription fees due to changes in plan mix, foreign currency and incremental bad debt. This increase includes a benefit of $0.19 due to the adjustment of the opening subscriber line count.

Average monthly telephony services revenue per line. Average monthly telephony services revenue per line for a particular period is calculated by dividing our total telephony services revenue for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. Our average monthly telephony services revenue per line decreased to $27.78 for the three months ended March 31, 2009 from $27.87 for the three months ended March 31, 2008. This decrease includes a benefit of $0.18 due to the adjustment of the opening subscriber line count.

Average monthly direct cost of telephony services per line. Average monthly direct cost of telephony services per line for a particular period is calculated by dividing our direct cost of telephony services for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. We use the average monthly direct cost of telephony services per line to evaluate how effective we are at managing our costs of providing service. Our average monthly direct cost of telephony services per line was $6.67 for the three months ended March 31, 2009 compared to $7.26 for the three months ended March 31, 2008 due primarily to the decrease in customer base and better rates from our service providers. This decrease includes a $0.04 increase due to the adjustment of the opening subscriber line count.

Marketing cost per gross subscriber line addition. Marketing cost per gross subscriber line addition is calculated by dividing our marketing expense for a particular period by the number of gross subscriber line additions during the period. Marketing expense does not include the cost of certain customer acquisition activities, such as rebates and promotions, which are accounted for as an offset to revenues, or customer equipment subsidies, which are accounted for as direct cost of goods sold. As a result, it does not represent the full cost to us of obtaining a new customer. Marketing cost per gross subscriber line addition increased to $289.90 for the three months ended March 31, 2009 compared to $216.47 for the three months ended March 31, 2008 due primarily to our plan to spend more to grow our business and a reduction in gross subscriber line additions compared to the prior year primarily due to increasing wireless substitution, worsening economic conditions and customer acquisition and targeting efforts not being as effective as planned.

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

We also generate revenue by charging a fee for activating service. We charge an activation fee to our direct channel customers, or those customers who purchase equipment directly from us and to our retail channel customers, or customers who purchase equipment from retail stores. In 2007, for our direct channel customers, activation fees, together with the related customer acquisition amounts for equipment, were deferred and amortized over the estimated average customer relationship period of 60 months. In 2007, for our retail channel customers, rebates and retailer commissions up to but not exceeding the activation fee, were also deferred and amortized over the estimated average customer relationship period of 60 months. Starting January 1, 2008, due to the increase in churn, the customer relationship period was reduced to 48 months for both the direct and retail channel. The amortization of deferred customer equipment expense is recorded to direct cost of goods sold. The amortization of deferred rebates is recorded as a reduction to telephony services revenue and the amortization of deferred retailer commissions is recorded as marketing expense. For 2009, the average customer relationship period was further reduced to 44 months based upon analysis of historical trends. The impact of this change was not material to the consolidated results of operations.

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

We also generate revenue by charging a disconnect fee to those customers who terminate their service within two years of activation. Disconnect fees are recorded as revenue at the time the customer terminates service.

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

Total direct cost of telephony services. Total direct cost of telephony services primarily consists of fees that we pay to third parties on an ongoing basis in order to provide our services. These fees include:

•

Access charges that we pay to other telephone companies to terminate domestic and international calls on the public switched telephone network. These costs represented approximately 46% and 43% of our direct cost of telephony services for the three months ended March 31, 2009 and 2008, respectively, with a portion of these payments ultimately being made to incumbent telephone companies. When a Vonage subscriber calls another Vonage subscriber, we do not pay an access charge.

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

•	The cost of the equipment that we sell directly to retailers.

•	The cost of shipping and handling for customer equipment, together with the installation manual, that we ship to customers.

•	The cost of certain products or services that we give customers as promotions.

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

•	Share-based expense related to share-based awards to employees, directors and consultants.

•	Outsourced labor related to customer care and retail in-store support activities.

•	Transaction fees paid to credit card, debit card and ECP companies, which include a per transaction charge in addition to a percent of billings charge.

•	Rent and related expenses.

•	Professional fees for legal, accounting, tax, public relations, lobbying and development activities.

•	Litigation settlements.

Marketing expense. Marketing expense consists of:

•	Advertising costs, which comprise a majority of our marketing expense and include online, television, direct mail, alternative media, promotions, sponsorships and inbound and outbound telemarketing.

•	Creative and production costs.

•	The costs to serve and track our online advertising.

•	Certain amounts we pay to retailers for newspaper insert advertising, product placement and activation commissions.

•	The cost associated with our customer referral program.

Depreciation and amortization expenses. Depreciation and amortization expenses include:

•	Depreciation of our network equipment, furniture and fixtures, and employee computer equipment.

•	Amortization of leasehold improvements and purchased and developed software.

•	Amortization of intangible assets (patents and trademarks).

•	Loss on disposal or impairment of property and equipment.

Other Income (Expense)

Other Income (Expense) consists of:

•	Interest income on cash, cash equivalents and marketable securities.

•	Interest expense on notes payable, patent litigation judgments and settlements and capital leases.

•	Amortization of debt related costs.

•	Accretion of notes.

•	Debt conversion expense relating to the conversion of notes payable to equity.

•	Loss on extinguishment of notes.

•	Change in fair value of embedded derivative.

Results of Operations

The following table sets forth, as a percentage of consolidated operating revenues, our consolidated statement of operations for the periods indicated:

	Three Months Ended March 31,
	2009	2008
Operating Revenues:
Telephony services	96%	97%
Customer equipment and shipping	4	3

	100	100

Operating Expenses:
Direct cost of telephony services (excluding depreciation and amortization)	23	25
Direct cost of goods sold	9	10
Selling, general and administrative	30	35
Marketing	29	27
Depreciation and amortization	6	5

	97	102

Income (loss) from operations	3	(2)

Other Income (Expense):
Interest income	—	1
Interest expense	(6)	(2)
Change in fair value of embedded derivative	6	—
Other, net	—	—

	—	(1)

Income (loss) before income tax benefit (expense)	3	(3)

Income tax benefit (expense)	—	—

Net income (loss)	3%	(3)%

Summary of Results for the Three Months Ended March 31, 2009 and March 31, 2008

Telephony Services Revenue and Direct Cost of Telephony Services
(in thousands, except percentages)
	Three Months Ended March 31,
	2009	2008	Dollar Change	Percent Change
Telephony services	$215,643	$216,980	$(1,337)	(1)%
Direct cost of telephony services (1)	51,751	56,498	(4,747)	(8)%

(1)	Excludes depreciation and amortization of $4,757 and $4,701, respectively

Telephony services revenue. For the three months ended March 31, 2009, telephony services revenue decreased by $1,337, or 1%, compared to the three months ended March 31, 2008. This was primarily driven by a decrease in the number of subscriber lines from 2,610,360 at March 31, 2008 to 2,583,861 at March 31, 2009. The decrease in subscriber lines and changes in plan mix and foreign currency translated into a decrease in monthly subscription fees of $5,306 and regulatory fees that we collected from subscribers of $462, which included $415 of USF and related fees. There was also an increase in bad debt of $1,213 and a decrease in other revenue of $161. This was offset by the increase in activation fees of $1,438, which included $2,261 for the change in our customer life from 48 months to 44 months in the first quarter of 2009, and a higher volume of customers on international plans that generated an increase of $1,624. We also had a $580 increase in the fees we charge for disconnecting our service, a $298 increase in additional features we provided to customers and a $2,142 decrease in credits we issued to subscribers.

Direct cost of telephony services. For the three months ended March 31, 2009 compared to 2008, the decrease in direct cost of telephony services of $4,747, or 8%, was primarily due to the decrease in our network costs of $4,007, which includes costs for co-locating in other carriers’ facilities, for leasing phone numbers, routing calls on the Internet, and transferring calls to and from the Internet to the public switched telephone network and E-911 costs. There was also a decrease in termination costs of $318, which are costs to transfer calls to and from the Internet to the public switched telephone network, a decrease of taxes that we pay on our purchase of telecommunications services from our suppliers of $233 and a decrease in USF and related fees imposed by government agencies of $415. This was offset by the increase of $226 in other cost mainly for implementing new features.

Customer Equipment and Shipping Revenue and Direct Cost of Goods Sold
(in thousands, except percentages)
	Three Months Ended March 31,
	2009	2008	Dollar Change	Percent Change
Customer equipment and shipping revenue	$8,362	$7,637	$725	9%
Direct cost of goods sold	20,512	22,072	(1,560)	(7)%

Customer equipment and shipping gross loss	$(12,150)	$(14,435)	$2,285	16%

Customer equipment and shipping revenue. For the three months ended March 31, 2009 compared to 2008, our customer equipment and shipping revenue increased by $725, or 9%, primarily due to an increase in the dollar value of customer equipment sales net of rebates of $1,422, which was offset by the decrease in customer shipping revenue of $697 due to less period over period customer additions and a free shipping promotion.

Direct cost of goods sold. For the three months ended March 31, 2009 compared to 2008, the decrease in direct cost of goods sold of $1,560, or 7%, was primarily due to a decrease in customer equipment costs of $3,284 resulting from fewer period over period customer additions and lower promotional activity and a corresponding decrease in shipping costs of $1,256. These decreases were partially offset by higher amortization costs on deferred customer equipment of $995 including $1,946 due to the change of our customer life from 48 months to 44 months in the first quarter of 2009 and an increase in waived activation fees for new customers of $1,985.

Selling, General and Administrative

(in thousands, except percentages)

	Three Months Ended March 31,
	2009	2008	Dollar Change	Percent Change
Selling, general and administrative	$68,051	$79,392	$(11,341)	(14)%

Selling, general and administrative. For the three months ended March 31, 2009 compared to 2008, there was a decrease in selling, general and administrative expenses of $11,341, or 14%. This decrease was primarily due to a decrease in professional fees of $4,174, primarily related to consulting, a decrease in salaries, recruiting and outsourced temporary labor of $5,041, a decrease in credit card fees of $300 and a decrease in severance costs of $324. We reduced the number of kiosks locations in 2008, which decreased our retail kiosk costs by $1,238. We also had a decrease in legal settlement cost of $694 and facility and other costs of $928, which was offset by an increase in shared based cost of $722 and tax expense of $635.

Marketing

(in thousands, except percentages)

	Three Months Ended March 31,
	2009	2008	Dollar Change	Percent Change
Marketing	$65,695	$60,899	$4,796	8%

Marketing For the three months ended March 31, 2009 compared to 2008, marketing expense increased by $4,796, or 8% primarily related to an increase in television advertising of $4,951, in direct mail costs of $2,991 and other marketing of $368 which was offset by decreases in alternative media of $1,838, online advertising of $418, and in retail advertising of $1,258.

Depreciation and Amortization

(in thousands, except percentages)

	Three Months Ended March 31,
	2009	2008	Dollar Change	Percent Change
Depreciation and amortization	$12,896	$10,209	$2,687	26%

Depreciation and amortization. The increase in depreciation and amortization of $2,687, or 26%, for the three months ended March 31, 2009 compared to 2008, was primarily due to an increase in depreciation of network equipment, computer equipment and amortization related to patents and software. We also recorded an impairment charge of $724 and $88 for the three months ended March 31, 2009 and 2008, respectively, for assets that no longer had future benefit.

Other Income (Expense)

(in thousands, except percentages)

	Three Months Ended March 31,
	2009	2008	Dollar Change	Percent Change
Interest income	$110	$1,400	$(1,290)	(92)%
Interest expense	(13,542)	(5,571)	(7,971)	(143)%
Change in fair value of embedded derivative	12,970	—	12,970	*
Other, net	801	(164)	965	588%

	$339	$(4,335)	$4,674

Interest income. For the three months ended March 31, 2009 compared to 2008, the decrease in interest income of $1,290, or 92%, was due to the decrease in cash, cash equivalents and marketable securities.

Interest expense. For the three months ended March 31, 2009 compared to 2008, the increase in interest expense of $7,971, or 143%, was primarily due to an increase in interest expense on the new credit facilities and convertible notes compared to the convertible notes that we refinanced in November 2008 of $8,166, which was offset by a decrease in other interest expense of $195.

Change in fair value of embedded derivative. The increase is due to the recording of the change in the fair value of the conversion feature contained within our convertible notes, which was determined to be an embedded derivative under Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock” (“ETIF 07-5”).

Other. We recognized $792 in other income for the three months ended March 31, 2009 for the net proceeds we received from a key-man term life insurance policy related to the passing of a former executive.

Income Tax Benefit (Expense)

(in thousands, except percentages)

	Three Months Ended March 31,
	2009	2008	Dollar Change	Percent Change
Income tax benefit (expense)	$(168)	$(173)	$5	3%

Provision for Income Taxes

For the three months ended March 31, 2009 and 2008, we had net income and net losses, respectively, for financial reporting purposes. Although we historically have had net losses for financial reporting purposes, in certain jurisdictions we are not able to file a consolidated income tax return, which prevents us from offsetting taxable losses from some subsidiaries against taxable income of other subsidiaries. As such, we have incurred income tax expense for the three months ended March 31, 2009 and 2008.

As of March 31, 2009, we had net operating loss carryforwards for U.S. federal and state tax purposes of $770,006 and $730,779, respectively, expiring at various times from years ending 2020 through 2028. In addition, we had net operating loss carryforwards for Canadian tax purposes of $54,245 expiring through 2027. We also had net operating loss carryforwards for United Kingdom tax purposes of $34,919 with no expiration date. Recognition of deferred tax assets will require generation of future taxable income. There can be no assurance that we will generate sufficient taxable income in future years. Therefore, we established a valuation allowance on net deferred tax assets of $390,795 as of March 31, 2009.

Net Income (Loss)

(in thousands, except percentages)

	Three Months Ended March 31,
	2009	2008	Dollar Change	Percent Change
Net income (loss)	$5,271	$(8,961)	$14,232	159%

Net Income (Loss). Based on the explanations described above, we had net income for the three months ended March 31, 2009 compared to a net loss for the three months ended March 31, 2008.

Liquidity and Capital Resources

Overview

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2009	2008
	(dollars in thousands)
Net cash provided by (used in) operating activities	$6,563	$10,522
Net cash provided by (used in) investing activities	(6,951)	25,021
Net cash provided by (used in) financing activities	(869)	(201)

Historically, we have incurred operating losses since our inception and generated negative cash flows from operations. For the three months ended March 31, 2009, we generated income from operations and positive operating cash flow. Our primary sources of funds have been proceeds from private placements of our preferred stock, private placements of convertible notes and borrowings under credit facilities, an initial public offering of our common stock, operating revenues and borrowings under notes payable from our principal stockholder and Chairman, which were subsequently converted into shares of our preferred stock. We have used these proceeds for working capital, funding operating losses, IP litigation settlements, repaying our prior convertible notes and other general corporate purposes.

Although our net losses initially were driven primarily by start-up costs and the cost of developing our technology, more recently our net losses have been driven by investments in marketing, settlement of our IP litigation and refinancing costs. In addition to marketing, we plan to continue to invest in research and development, our network infrastructure and customer care. In 2007, we announced a plan seeking to balance growth with profitability. We intend to continue to pursue growth because we believe it will position us as a strong competitor in the long term. Although we believe we will achieve consistent profitability in the future, we ultimately may not be successful and we may never achieve consistent profitability. We believe that cash flow from operations and cash on hand will fund our operations for at least the next twelve months.

November 2008 Financing

On October 19, 2008, we entered into definitive agreements (collectively, the “Credit Documentation”) for a financing, which we completed on November 3, 2008, with Silver Point Finance, LLC (“Silver Point”), certain of its affiliates, other third parties and affiliates of us. The financing consisted of (i) a $130,300 senior secured first lien credit facility (the “First Lien Senior Facility”), (ii) a $72,000 senior secured second lien credit facility (the “Second Lien Senior Facility”) and (iii) the sale of $18,000 of our 20% senior secured third lien notes due 2015 (the “Convertible Notes” and, together with the First Lien Senior Facility and the Second Lien Senior Facility, the “Financing”).

The loans under the First Lien Senior Facility will mature in October 2013 and were issued at an original issuance discount of $7,167. Principal amounts under the First Lien Senior Facility are repayable in quarterly installments of $326 for each quarter ending December 31, 2008 through September 30, 2011 and $3,258 for each quarter ending December 31, 2011 through September 30, 2013, with the balance due in October 2013. Certain events could trigger prepayment obligations and premium payments under the First Lien Senior Facility. Amounts under the First Lien Senior Facility, at our option, bear interest at:

•

the greater of 4.00% and LIBOR plus, in either case, 12.00%, payable on the last day of each relevant interest period or, if the interest period is longer than three months, each day that is three months after the first day of the interest period and the last day of such interest period, or

•

the greater of 6.75% and the higher of (i) the rate quoted in The Wall Street Journal, Money Rates Section as the Prime Rate as in effect from time to time and (ii) the federal funds effective rate from time to time plus 0.50% plus, in either case, 11.00%, payable on the last day of each month in arrears.

The loans under the Second Lien Senior Facility will mature in October 2015. Principal amounts under the Second Lien Senior Facility will be repayable in quarterly installments of $1,800 commencing the later of: (i) the last day of the fiscal quarter after payment-in-full of amounts under the First Lien Senior Facility and (ii) December 31, 2012, with the balance due in October 2015. Amounts under the Second Lien Senior Facility bear interest at 20% payable quarterly in arrears and payable in kind, or PIK, beginning December 31, 2008 until the third anniversary of the effective date and thereafter 20% payable quarterly in arrears in cash. If the First Lien Senior Facility has not been refinanced in full by the third anniversary of the effective date, then until such refinancing has occurred 70% of the interest due will be payable in cash with the balance payable in PIK. The amount of PIK interest as of March 31, 2009 was $6,036.

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

The Convertible Notes will mature in October 2015. Subject to conversion, repayment or repurchase of the Convertible Notes, amounts under the Convertible Notes bear interest at 20% that accrues and compounds quarterly until October 30, 2011 at which time such accrued interest may be paid in cash. Any accrued interest not paid in cash on such date will continue to bear interest at 20% that accrues and compounds quarterly and is payable in cash on the maturity date of the Convertible Notes. After October 30, 2011, principal on Convertible Notes will bear interest at 20% payable quarterly in arrears in cash. However, if the First Lien Senior Facility has not been refinanced in full by October 31, 2011, then until such refinancing occurs, the cash interest will be capped at 14% with the balance of 6% accruing and compounding interest quarterly at 20%, to be paid in cash on the maturity date of the Convertible Notes. The amount of accrued and compounding interest as of March 31, 2009 was $1,509.

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

The Credit Documentation includes customary representations and warranties of us and our U.S. subsidiaries (the “Credit Parties”). In addition, Credit Documentation for the Financing contains affirmative and negative covenants that affect, and in many respects may significantly limit or prohibit, among other things, the Credit Parties’ ability to incur, prepay, refinance or modify indebtedness; enter into acquisitions, investments, sales, mergers, consolidations, liquidations and dissolutions; invest in foreign subsidiaries, repurchase and redeem stock; modify material contracts; engage in transactions with affiliates and 5% stockholders; change lines of business; and make marketing expenditures under contracts with a duration in excess of one year that exceed (i) $95,000 until December 31, 2009 and (ii) for each quarter thereafter, an amount equal to 20% of consolidated pre-marketing operating income for the four quarters immediately preceding such quarter. Board approval must be obtained for any long-term commitment or series of related long-term commitments that would result in aggregate marketing expenditures by any of the Credit Parties of more than $25,000 during the term of the Financing. In addition, we must comply with certain financial covenants, which include a total leverage ratio, senior lien leverage ratios, minimum consolidated adjusted EBITDA, a fixed charge coverage ratio, maximum consolidated capital expenditures, minimum consolidated liquidity and minimum consolidated pre-marketing operating income. As of March 31, 2009, we were in compliance with all covenants, including financial covenants, under the Credit Documentation.

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

We used the net proceeds of the Financing of $213,133, plus cash on hand of $40,327, to repurchase $253,460 of our previous convertible notes in a tender offer that expired on November 3, 2008. We also incurred $27,050 of debt related costs in connection with the Financing.

State and Local Sales Taxes

We also have contingent liabilities for state and local sales taxes. As of March 31, 2009, we had a reserve of $3,906. If our ultimate liability exceeds this amount, it could affect our liquidity unfavorably. However, we do not believe it would significantly impair our liquidity.

Capital expenditures

For the three months ended March 31, 2009, capital expenditures were primarily for the implementation of software solutions and purchase of network equipment. Our capital expenditures for the three months ended March 31, 2009 were $6,514, of which $3,995 was for software acquisition and development. For 2009, we believe our capital expenditures will be approximately $45,000.

Operating Activities

Cash provided by operating activities for the three months ended March 31, 2009 was $6,563 and consisted of net income of $5,271 and adjustments for non-cash items of $9,896, offset by working capital and other activities of $8,604. Adjustments for non-cash items consisted primarily of depreciation and amortization of $12,896, $4,645 for accrued interest paid in-kind, $2,608 for share-based expense and $1,347 for amortization of discount on notes, which was offset by the decrease in change in fair value of the embedded derivative within our convertible notes of $12,970. Working capital and other activities primarily consisted of a decrease in cash from accounts receivable of $3,781 and prepaid expenses of $4,107.

Cash provided by operating activities for the three months ended March 31, 2008 was $10,522 and consisted of a net loss of $8,961, $6,190 provided by working capital and other activities and $13,293 for adjustments for non-cash items. Adjustments for non-cash items consisted primarily of depreciation and amortization of $10,209 and $1,886 for share-based expense. Working capital and other activities primarily consisted of a net increase in cash of $2,137 for accounts payable, accrued expenses and other liability, which are primarily related to marketing and recurring litigation payments, an increase in cash of $2,654 for deferred revenue and deferred product costs and $3,587 for inventory, offset by a decrease in cash for accounts receivable of $1,846.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2009 of $6,951 was attributable to capital expenditures of $2,519, development of software assets of $3,995 and $437 for the increase in restricted cash.

Cash provided by investing activities for the three months ended March 31, 2008 of $25,021 was attributable to net sales and purchases of marketable securities of $38,482 offset by capital expenditures, purchase of intangible assets and development of software assets of $10,875 and $2,586 for the increase in restricted cash.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2009 of $869 was attributable to $292 in capital lease payments, $326 in first lien facility principal payment and $251 in additional debt related cost.

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

On an ongoing basis, we evaluate our estimates, including the following:

•

those related to the average period of service to a customer used to amortize deferred revenue and deferred customer acquisition costs associated with customer activation. For 2008, due to the increase in churn, the customer relationship period was reduced from 60 months to 48 months. In 2009, the customer relationship period was further reduced to 44 months. The impact of this change was not material to the consolidated results of operations;

•	the useful lives of property and equipment;

•

assumptions used for the purpose of determining share-based compensation using the Black-Scholes option model (“Model”), and on various other assumptions that we believe to be reasonable. The key inputs for this Model are stock price at valuation date, strike price for the option, the dividend yield, risk-free interest rate, life of option in years and volatility; and

•

Assumptions used to determine the fair value of the embedded derivative within our convertible notes using the Monte Carlo simulation model. The key inputs are maturity date, risk-free interest rate, current share price and historical volatility of our common stock.

We base our estimates on historical experience, available market information, appropriate valuation methodologies, and on various other assumptions that we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Revenue Recognition

Operating revenues consist of telephony services revenues and customer equipment (which enables our telephony services) and shipping revenues. The point in time at which revenues are recognized is determined in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, and Emerging Issues Task Force (“EITF”) Consensus No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).

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

We also generate revenues by charging a fee for activating service. Customer activation fees, along with the related customer acquisition amounts for customer equipment in the direct channel and for rebates and retailer commissions in the retail channel up to but not exceeding the activation fee, are deferred and amortized over the estimated average customer relationship period. The amortization of deferred customer equipment is recorded to direct cost of goods sold. The amortization of deferred rebates is recorded as a reduction to telephony services revenues. The amortization of deferred retailer commissions is recorded as marketing expense. For 2006 and 2007, the estimated customer relationship period was 60 months. For 2008, due to the increase in churn, the customer relationship period was reduced to 48 months. In 2009, the customer relationship period was further reduced to 44 months based upon further analysis of historical trends. The impact of this change was not material to the consolidated results of operations.

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

Net Operating Loss Carryforwards

As of March 31, 2009, we had net operating loss carryforwards for U.S. federal and state tax purposes of $770,006 and $730,779, respectively, expiring at various times from years ending 2020 through 2028. In addition, we had net operating loss carryforwards for Canadian tax purposes of $54,245 expiring through 2027. We also had net operating loss carryforwards for United Kingdom tax purposes of $34,919 with no expiration date.

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

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Financial Accounting Standards (“FAS”) 107-1 (“FAS 107-1”) and Accounting Principles Board (“APB”) Opinion No. 28-1 (“APB 28-1”), “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”), when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We do not expect the changes associated with adoption of this FSP will have a material effect on the reporting of our financial results.

In June 2008, the FASB ratified EITF 07-5, which provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. We adopted EITF 07-5 on January 1, 2009. See Note 3 for the impact on our consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 becomes effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect that the adoption of SFAS No. 162 will have a material impact on our consolidated financial statements.

In May 2008, the FASB affirmed the consensus of FSP APB Opinion No. 14-1 (“APB 14-1”), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which applies to all convertible debt instruments that have a net settlement feature; which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. FSP APB 14-1 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuer’s nonconvertible debt borrowing rate. Previous guidance provided for accounting for this type of convertible debt instrument entirely as debt. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of FSP APB 14-1 did not have an impact on our financial statements.

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

In February 2008, the FASB issued FASB FSP 157-2, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. The full adoption of SFAS No. 157 did not have a material impact on our consolidated financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in currency exchange rates and interest rates.

Foreign Exchange Risk

We sell our products and services in the Untied States, Canada and the United Kingdom. Changes in currency exchange rates affect the valuation in our financial statements of the assets and liabilities of these operations. We also have a portion of our sales denominated in Euros, the Canadian dollar and the British Pound, which are also affected by changes in currency exchange rates. Our financial results could be affected by changes in foreign currency exchange rates, although foreign exchange risks have not been material to our financial position or results of operations to date.

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

•

the greater of 4.00% and LIBOR plus, in either case, 12.00%, payable on the last day of each relevant interest period or, if the interest period is longer than three months, each day that is three months after the first day of the interest period and the last day of such interest period, or

•

the greater of 6.75% and the higher of (i) the rate quoted in The Wall Street Journal, Money Rates Section as the Prime Rate as in effect from time to time and (ii) the federal funds effective rate from time to time plus 0.50% plus, in either case, 11.00%, payable on the last day of each month in arrears.

The interest rate on the Second Lien Senior Facility and Convertible Notes are fixed. As of March 31, 2009, if the interest rate on the Company’s variable rate debt changed by 1%, the Company’s annual debt service payment would change by approximately $1,300.

Interest rate risk on investments was minimal since cash on hand at March 31, 2009 was primarily invested in money-market funds. Historically, we invested in a variety of securities that consisted primarily of investments in interest-bearing demand deposit accounts with financial institutions, money market funds and highly liquid debt securities of corporations and municipalities. By policy, we limit the amount of credit exposure to any one issuer. During 2008, due to the economic downturn in the banking industry and in anticipation of the use of cash on hand to repay a portion of our previous convertible notes in November 2008, management decided to convert all of our marketable securities into cash.

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

There have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. This information should be read in conjunction with the risk factors in such Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Initial Public Offering

On May 23, 2006, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File No. 333-131659) relating to our IPO. After deducting underwriting discounts and commissions and other offering expenses, our net proceeds from the offering equaled approximately $491,144, which includes $1,896 of costs incurred in 2005. We have invested the net proceeds of the offering in short-term, interest bearing securities pending their use to fund our expansion, including funding marketing expenses and operating losses. Except for payments made in 2008 in connection with IP litigation settlements and debt repayment, there has been no material change in our planned use of proceeds from our IPO as described in our final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b). We did not use any of the net proceeds from the IPO until the year ended December 31, 2006. Through March 31, 2009, we used $437,346 of the net proceeds from the IPO to fund operating activities, including $214,175 for IP litigation settlements, $40,327 to noteholders of our previously issued convertible notes and $27,050 for debt related costs related to the Financing in November 2008 and $87,343 for capital expenditures, software development and patent purchases.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

2009 Annual Meeting of Stockholders

We currently expect to hold the 2009 Annual Meeting of Stockholders in September 2009 (the “2009 Annual Meeting”) in Holmdel, New Jersey. In our proxy statement relating to our 2008 annual meeting of stockholders (the “2008 Annual Meeting”), we disclosed the deadlines by which stockholders must notify us of any proposals to be included in the proxy materials distributed by us for the 2009 Annual Meeting.

Because the expected date of the 2009 Annual Meeting is more than 30 days from the anniversary of our 2008 Annual Meeting, we have set a new deadline for the receipt of stockholder proposals submitted in accordance with Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for inclusion in our proxy materials for the 2009 Annual Meeting. In order to be considered timely, such proposals must be received by our Corporate Secretary no later than June 20, 2009. Proposals shall be sent to our principal executive office: Vonage Holdings Corp., Attn: Corporate Secretary, 23 Main Street, Holmdel, New Jersey 07733 and must also comply with Rule 14a-8 of the Exchange Act regarding the inclusion of stockholder proposals in company-sponsored proxy materials.

Stockholders also have the right under our bylaws to directly nominate director candidates and make other shareholder proposals by following specified procedures. For a stockholder proposal for the 2009 Annual Meeting that is not intended to be included in our proxy statement under Rule 14a-8, including director nominations, the stockholder must (1) provide the information required by our bylaws and (2) give timely notice to our Corporate Secretary at the address above in accordance with our bylaws, which, in general, require that the notice be received by our Corporate Secretary not earlier than the 120th day prior to the annual meeting and not later than the close of business on the later of (A) the 90th day prior to the annual meeting and (B) the tenth day following the day on which notice of the date of the annual meeting is mailed or public disclosure of the date of the annual meeting is made, whichever first occurs. Candidates nominated by stockholders in accordance with the procedures set forth in the bylaws will not be included in our proxy card for the annual meeting.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit
10.1	Separation Agreement and General Release dated as of March 27, 2009 by and between Vonage Holdings Corp. and Louis A. Mamakos (1)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

(1)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VONAGE HOLDINGS CORP.

Dated: May 11, 2009	By:	/s/ JOHN S. REGO
John S. Rego
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	Separation Agreement and General Release dated as of March 27, 2009 by and between Vonage Holdings Corp. and Louis A. Mamakos (1)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

(1)	Filed herewith.