Form 10-Q
period 2009-06-30
VONAGE HOLDINGS CORP
filed 2009-08-06
CIK 1272830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2009
Common Stock, par value $0.001	157,004,974 shares

VONAGE HOLDINGS CORP.

Financial Information Presentation

For the financial information discussed in this Quarterly Report on Form 10-Q, other than per share and per line amounts, dollar amounts are presented in thousands, except where noted.

Part I – Financial Information

Item 1.	Financial Statements

VONAGE HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	June 30, 2009	December 31, 2008
	(unaudited)
Assets
Assets
Current assets:
Cash and cash equivalents	$56,000	$46,134
Accounts receivable, net of allowance of $2,625 and $2,045, respectively	23,115	17,696
Inventory, net of allowance of $1,452 and $1,405, respectively	14,390	10,360
Deferred customer acquisition costs, current	21,490	24,002
Prepaid expenses and other current assets	20,964	18,325

Total current assets	135,959	116,517

Property and equipment, net of accumulated depreciation	87,086	98,292
Software, net of accumulated depreciation	33,798	34,368
Deferred customer acquisition costs, non-current	11,980	20,393
Debt related costs, net	10,277	11,541
Restricted cash	40,133	39,585
Intangible assets, net	4,529	5,400
Other assets	9,794	10,809

Total assets	$333,556	$336,905

Liabilities and Stockholders’ Equity (Deficit)
Liabilities
Current liabilities:
Accounts payable	$23,515	$33,978
Accrued expenses	83,144	73,482
Deferred revenue, current portion	63,267	63,155
Current maturities of capital lease obligations	1,372	1,252
Current portion of long-term debt	1,303	1,303

Total current liabilities	172,601	173,170

Notes payable, net of discount	201,782	192,747
Derivative embedded within convertible note, at fair value	18,600	—
Deferred revenue, net of current portion	13,845	23,058
Capital lease obligations, net of current maturities	20,234	20,947
Other liabilities, net of current portion in accrued expenses	14,981	17,725

Total liabilities	442,043	427,647

Commitments and Contingencies
Stockholders’ Equity (Deficit)
Common stock, par value $0.001 per share; 596,950 shares authorized at June 30, 2009 and December 31, 2008; 158,542 and 158,201 shares issued at June 30, 2009 and December 31, 2008, respectively; 156,936 and 156,648 shares outstanding at June 30, 2009 and December 31, 2008, respectively	159	158
Additional paid-in capital	947,719	980,768
Stock subscription receivable	(5,195)	(5,195)
Accumulated deficit	(1,038,082)	(1,052,861)
Treasury stock, at cost, 1,606 shares at June 30, 2009 and 1,553 at December 31, 2008	(12,727)	(12,704)
Accumulated other comprehensive income (loss)	(361)	(908)

Total stockholders’ equity (deficit)	(108,487)	(90,742)

Total liabilities and stockholders’ equity (deficit)	$333,556	$336,905

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operating Revenues:
Telephony services	$214,709	$218,738	$430,352	$435,718
Customer equipment and shipping	5,319	8,786	13,681	16,423

	220,028	227,524	444,033	452,141

Operating Expenses:
Direct cost of telephony services (excluding depreciation and amortization of $4,872, $4,728, $9,629 and $9,429, respectively)	51,480	56,586	103,231	113,084
Direct cost of goods sold	16,179	18,533	36,691	40,605
Selling, general and administrative	71,327	77,931	139,378	157,323
Marketing	52,144	65,300	117,839	126,199
Depreciation and amortization	13,848	11,114	26,744	21,323

	204,978	229,464	423,883	458,534

Income (loss) from operations	15,050	(1,940)	20,150	(6,393)

Other Income (Expense):
Interest income	60	1,021	170	2,421
Interest expense	(13,679)	(5,535)	(27,221)	(11,106)
Change in fair value of embedded derivative	1,150	—	14,120	—
Other, net	5	52	806	(112)

	(12,464)	(4,462)	(12,125)	(8,797)

Income (loss) before income tax benefit (expense)	2,586	(6,402)	8,025	(15,190)

Income tax benefit (expense)	(301)	(480)	(469)	(653)

Net income (loss)	$2,285	$(6,882)	$7,556	$(15,843)

Net income (loss) per common share:
Basic	$0.01	$(0.04)	$0.05	$(0.10)

Diluted	$0.01	$(0.04)	$0.05	$(0.10)

Weighted-average common shares outstanding:
Basic	156,928	156,103	156,824	156,068

Diluted	156,928	156,103	218,893	156,068

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$7,556	$(15,843)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization and impairment charges	25,873	19,924
Amortization of intangibles	871	1,399
Change in fair value of embedded derivative	(14,120)	—
Beneficial conversion on interest in kind on convertible notes	—	46
Amortization of discount on notes	2,729	—
Accrued interest paid in-kind	9,523	—
Allowance for doubtful accounts	800	(92)
Allowance for obsolete inventory	1,020	679
Amortization of debt related costs	1,515	1,655
Share-based expense	4,835	5,036
Changes in operating assets and liabilities:
Accounts receivable	(6,158)	(5,027)
Inventory	(4,993)	4,459
Prepaid expenses and other current assets	(2,597)	(4,515)
Deferred customer acquisition costs	11,037	3,958
Due from related parties	—	2
Other assets	1,015	(2,563)
Accounts payable	(10,570)	15,813
Accrued expenses	9,400	(972)
Deferred revenue	(9,362)	2,716
Other liabilities	(2,750)	(2,581)

Net cash provided by (used in) operating activities	25,624	24,094

Cash flows from investing activities:
Capital expenditures	(5,272)	(5,293)
Purchase of intangible assets	—	(560)
Purchase of marketable securities	—	(21,375)
Maturities and sales of marketable securities	—	77,779
Acquisition and development of software assets	(8,772)	(16,504)
Increase in restricted cash	(437)	(3,268)

Net cash provided by (used in) investing activities	(14,481)	30,779

Cash flows from financing activities:
Principal payments on capital lease obligations	(593)	(490)
Principal payments on notes	(1,158)	—
Debt related costs	(251)	—
Proceeds from subscription receivable, net	—	9
Proceeds from directed share program, net	—	45
Proceeds from exercise of stock options	1	48

Net cash provided by (used in) financing activities	(2,001)	(388)

Effect of exchange rate changes on cash	724	61

Net change in cash and cash equivalents	9,866	54,546
Cash and cash equivalents, beginning of period	46,134	71,542

Cash and cash equivalents, end of period	$56,000	$126,088

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$13,432	$9,405

Income taxes	$835	$653

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Stock Subscription Receivable	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2008	$158	$980,768	$(5,195)	$(1,052,861)	$(12,704)	$(908)	$(90,742)
Opening adjustment-adoption of EITF 07-5		(37,884)		7,223			(30,661)
Stock option exercises	1						1
Share-based expense		4,835					4,835
Share-based award activity					(23)		(23)
Comprehensive income (loss):
Foreign currency translation adjustment						547	547
Net income (loss)				7,556			7,556

Total comprehensive income (loss)	—	—	—	7,556	—	547	8,103

Balance at June 30, 2009	$159	$947,719	$(5,195)	$(1,038,082)	$(12,727)	$(361)	$(108,487)

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 1. Basis of Presentation and Significant Accounting Policies

Nature of Operations

Vonage Holdings Corp. (“Vonage”, “Company”, “we”, “our”, “us”) is incorporated as a Delaware corporation. We are a leading, pure-play provider of broadband telephone services to residential and small office and home office customers with approximately 2.5 million subscriber lines as of June 30, 2009. While customers in the United States represented 94% of our subscriber lines at June 30, 2009, we also serve customers in Canada and the United Kingdom.

We decided to shut down our Toronto, Canada customer service center. The closing of this facility is part of our company-wide rationalization of call centers designed to cut costs. The Canadian operation, which opened in 2004, mainly handled calls from Canada and recently United Kingdom customers. The customers from these two regions will still be able to buy a full range of our products, services and receive customer support through our other customer service centers. Canadian and United Kingdom markets remain important marketplaces to our business. Approximately 200 positions were eliminated due to the shut down of our Toronto facility on July 30, 2009. See “Significant Accounting Policies – Facility Exit and Restructuring Costs.”

Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations, cash flows and statement of stockholders’ equity (deficit) for the periods presented. The results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.

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

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Restricted Cash and Letters of Credit

Our credit card processors have established reserves to cover any exposure that they may have as we collect revenue in advance of providing services to our customers, which is a customary practice for companies that bill their customers in advance of providing services. As such, we provided our credit card processors with cash reserves of $22,133 and a cash collateralized letter of credit for $10,500 and $10,413 as of June 30, 2009 and December 31, 2008, respectively. We also had a cash collateralized letter of credit for $7,350 and $7,000 as of June 30, 2009 and December 31, 2008, respectively, related to lease deposits for our offices. The total amount of collateralized letters of credit was $18,000 and $17,562 at June 30, 2009 and December 31, 2008, respectively. In the aggregate, cash reserves and collateralized letters of credit of $40,133 and $39,585 were recorded as long-term restricted cash at June 30, 2009 and December 31, 2008, respectively.

Software Costs

We capitalize certain costs, such as purchased software and internally developed software that we use for customer acquisition and customer care automation tools, in accordance with Statement of Position 98-1, Accounting for Costs of Computer Software Development or Obtained for Internal Use. Computer software is stated at cost less accumulated amortization and the estimated useful life is three years. Total computer software was $59,651 and $53,429 at June 30, 2009 and December 31, 2008, respectively, substantially all of which were external costs. Accumulated amortization was $25,853 and $19,061 at June 30, 2009 and December 31, 2008, respectively. Amortization expense was $4,600 and $2,816, including impairment of $292 and $83, for the three months ended June 30, 2009 and 2008, respectively, and $9,343 and $4,813, including impairment of $969 and $83, for the six months ended June 30, 2009 and 2008, respectively.

Long-Lived Assets

We review the carrying values of our property and equipment for possible impairment whenever circumstances indicate the carrying amount of an asset may not be recoverable. An impairment loss is recognized to the extent the sum of the undiscounted estimated future cash flow expected to result from the use of the asset is less than the carrying value. We incurred impairment losses of $1,413 and $229, respectively, for the three months ended June 30, 2009 and 2008, and $1,460 and $316, respectively, for the six months ended June 30, 2009 and 2008. The impairment is mainly for marketing displays, network equipment and computer hardware. Impairment is recorded in the statement of operations as part of depreciation expense.

Debt Related Costs

Costs incurred in raising debt are deferred and amortized as interest expense using the effective interest method over the life of the debt. In connection with our financing transaction in November 2008, we recorded debt related costs of $12,270, which are being amortized over the life of the debt which is five years and seven years. Amortization expense related to these costs is included in interest expense in the consolidated statements of operations and was $782 and $1,516 for the three and six months ended June 30, 2009, respectively. Accumulated amortization of debt related costs was $1,994 and $478 at June 30, 2009 and December 31, 2008, respectively.

Intangible Assets

Intangible assets acquired in the settlement of litigation or by direct purchase are accounted for based upon the fair value of assets received.

Patents

In June 2006, we purchased three patents related to the compression of packetized digital signals commonly used in Voice over Internet Protocol (“VoIP”) technology at a cost of $5,268. In July 2006, we began amortizing the cost of these patents over their estimated useful lives of 2.7 years. Amortization expense was $424 for the three and six months ended June 30, 2009, and $484 and $969 for the three and six months ended June 30, 2008, respectively. These patents were fully amortized as of March 31, 2009.

In October 2007, in connection with the settlement of our patent litigation with Sprint, we acquired a license to use Sprint’s portfolio of “Voice over Packet” patents. The fair value assigned to these patents was $5,500. We began amortizing the cost of these patents in October 2007 over their patent lives of 6.6 years. Amortization expense was $206 and $413 for the three and six months ended June 30, 2009 and 2008, respectively. Annual amortization is approximately $825.

Trademark

In April 2008, in connection with the settlement of a trademark dispute, we acquired the right to use the trademark in question. The fair value assigned to the trademark was $560. This trademark is being amortized over its remaining life of 8 years. Amortization expense was $18 and $17 for the three months ended June 30, 2009 and 2008, respectively, and was $35 and $17 for the six months ended June 30, 2009 and 2008, respectively. Annual amortization is approximately $70.

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

Currently, SFAS No. 157 applies to the derivative that is embedded within our Convertible Notes (see Note 3), which is included in long–term liabilities in our consolidated balance sheet. The embedded derivative was valued using the Monte Carlo simulation model. The key inputs in the model are as follows:

	June 30, 2009	January 1, 2009
Maturity date	October 31, 2015	October 31, 2015
Risk-free interest rate	3.00%	2.24%
Price of common stock	$0.38	$0.66
Volatility	90%	87%

The embedded derivative within our Convertible Notes is measured at fair value on a recurring basis using significant unobservable inputs (Level 3). The amount of total gain in earnings for the six months ended June 30, 2009 is as follows:

Liabilities:	Derivatives
Beginning balance	$32,720
Total unrealized gain in earnings	$(14,120)

Ending balance	$18,600

Fair Value of Other Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their short maturities. The carrying amounts of our capital leases approximate fair value of these obligations based upon management’s best estimates of interest rates that would be available for similar debt obligations at June 30, 2009. We believe the fair value of our debt at June 30, 2009 was approximately the same as its carrying amount as market conditions, including available interest rates, credit spread relative to our credit rating, and illiquidity, remain relatively unchanged from the issuance date of our debt.

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

The following table sets forth the computation for basic and diluted net income per share for the three and six months ended June 30, 2009.

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Numerator
Numerator for basic earnings per share-net income	$2,285	$7,556
Add: interest savings on assumed conversion of Convertible Notes	—	2,420

Numerator for diluted earnings per share	$2,285	$9,976

Denominator
Basic weighted average common shares outstanding	156,928	156,824
Dilutive effect of Convertible Notes	—	62,069

Diluted weighted average common shares outstanding	156,928	218,893

Basic net income per share
Basic net income per share	$0.01	$0.05

Diluted net income per share
Diluted net income per share	$0.01	$0.05

For the three and six months ended June 30, 2009 and 2008, the following were excluded from the calculation of diluted earnings per common share because of their anti-dilutive effects:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Common stock warrants	514	3,085	514	3,085
Convertible notes (1)	—	17,824	—	17,824
Convertible Notes	62,069	—	—	—
Restricted stock units	3,509	3,938	3,509	3,938
Employee stock options	26,390	21,832	26,390	21,832

	92,482	46,679	30,413	46,679

(1) refers to our convertible notes previously issued in December 2005 and January 2006.

Facility Exit and Restructuring Costs

        In June 2009, we announced the closing of our office facility in Canada. The facility exit and restructuring costs for the three and six months ended June 30, 2009 were $2,125. These costs included $974 for severance and personnel-related costs which were recorded as selling, general and administrative in the statement of operations, $499 for lease termination and facilities-related costs which were recorded as selling, general and administrative in the statement of operations and $652 for asset impairments which were recorded in the statement of operations as part of depreciation expense. We will complete the closing of the facility in the second half of 2009 and anticipate additional costs of $362, which includes $113 for lease termination and facilities-related expenditures and $249 for asset impairments. As of June 30, 2009, we had paid $35 of the severance and personnel related costs with the remainder recorded in accrued expenses. In addition, the entire amount of the lease termination and facilities-related costs were unpaid at June 30, 2009 with $335 recorded in accrued expenses and $164 recorded in other liabilities.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” (“SFAS No. 168” or the “Codification”). This SFAS replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” It will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On its effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim and annual reporting periods that ended after June 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We do not expect the changes associated with adoption of this FSP will have a material effect on the reporting of our financial results.

In May 2008, the FASB affirmed the consensus of FSP APB Opinion No. 14-1 (“APB 14-1”), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which applies to all convertible debt instruments that have a net settlement feature; which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. FSP APB 14-1 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuer’s nonconvertible debt borrowing rate. Previous guidance provided for accounting for this type of convertible debt instrument entirely as debt. FSP APB 14-1 was effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of FSP APB 14-1 did not have an impact on our financial statements.

In April 2008, the FASB issued FSP No. 142-3 (“FSP 142-3”), “Determination of the Useful Life of Intangible Assets.” FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 was effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Since this guidance applied prospectively, on adoption, there was no impact to our consolidated financial statements.

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

Note 2. Commitments and Contingencies

Litigation

State Attorney General Proceedings. In 2008, Vonage learned that a group of twenty-eight states’ attorneys general had begun an investigation into certain of our business practices. We have received document requests from twenty-two of the participating states. The requests seek information that Vonage previously produced to the Wisconsin Attorney General as part of an investigation commenced in November 2007, which consisted of, among other things, sales and retention marketing scripting, advertising disclosures, and information related to our money back guarantee. The most recent requests also seek, among other things, information related to marketing and billing practices, as well as early termination fees. To date, none of the attorney generals have filed a complaint against us or taken other formal action. We are unable to predict whether a formal action will be filed against us. We are fully cooperating in the investigation and have undertaken discussions with the states’ attorneys general to resolve these issues; we have made a reserve in connection with this matter in an amount material to our consolidated statement of operations for the three and six months ended June 30, 2009, respectively. We cannot predict whether any future amounts recorded in connection with this matter will be material to our financial position, results of operations or cash flows.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

IPO Litigation. During June and July 2006, Vonage, several of our officers and directors, and the firms who served as the underwriters in our IPO were named as defendants in several purported class action lawsuits arising out of our IPO. On January 9, 2007, the Judicial Panel on Multidistrict Litigation transferred all complaints to the District of New Jersey. On September 7, 2007, the Court appointed Zyssman Group as the lead plaintiff, and the law firm of Zwerling, Schachter and Zwerling, LLP as lead counsel. On November 19, 2007, the plaintiffs filed the Amended Complaint, which generally alleges: (i) defendants made misstatements regarding subscriber line growth and average monthly churn rate; (ii) defendants failed to disclose problems with facsimile transmissions and a pending fax litigation case; (iii) defendants failed to disclose all patent infringement claims and issues; and (iv) that the Directed Share Program suffered from various infirmities. On January 18, 2008, defendants filed their motions to dismiss the Amended Complaint. On April 6, 2009, the Court hearing the matter dismissed three claims with leave to amend two of them, and declined at such time to dismiss two of the other claims. On April 20, 2009, the plaintiffs filed a motion asking the Court to reconsider the partial dismissal of their claims. On June 3, 2009, the Court granted-in-part and denied-in-part plaintiffs’ motion for reconsideration. On June 16, 2009, Vonage and plaintiffs reached an agreement in principle to settle the litigation, which will include a release and dismissal of all stockholder claims against Vonage and its individual directors and officers who were named as defendants. The settlement is subject to final documentation and Court approval. The settlement will be funded by our liability insurance under our directors and officers liability insurance policy.

The firms who served as underwriters to the IPO, pursuant to an indemnification agreement entered into between us and those firms prior to the IPO have demanded that Vonage reimburse them for the costs and fees incurred by them in defense of the IPO litigation. In addition, three of the firms have demanded that Vonage reimburse them for the costs and fees incurred by them in response to various regulatory inquiries by the Financial Industry Regulatory Authority (formerly the NASD) and the New York Stock Exchange, among other things. Vonage has declined to reimburse these three firms any fees or expenses. The settlement described above does not resolve the IPO underwriters’ claims for indemnification against the Company.

Consumer Class Action Litigations. We have been named in several purported class actions venued in California, New Jersey, and Washington alleging a wide variety of deficiencies with respect to our business practices, marketing disclosures, email marketing and quality issues for both phone and fax service.

For example, there are various class actions, on behalf of both nationwide and state classes, pending in New Jersey, Washington and California generally alleging that we delayed and/or refused to allow consumers to cancel their Vonage service; failed to disclose procedural impediments to cancellation; failed to adequately disclose that their 30-day money back guarantee does not give consumers 30 days to try out our services; suppressed and concealed the true nature of our services and disseminated false advertising about the quality, nature and terms of our services; imposed an unlawful early termination fee; and invoked unconscionable provisions of our Terms of Service to the detriment of customers. On May 11, 2007, plaintiffs in one action petitioned the Judicial Panel on Multidistrict Litigation (the “Panel”), seeking transfer and consolidation of the pending actions to a single court for coordinated pretrial proceedings. In an Order dated August 15, 2007, the Panel transferred the pending actions to the United States Court for the District of New Jersey, captioned In re Vonage Marketing and Sales Practices Litigation, MDL No. 1862, Master Docket No. 07-CV-3906 (USDC, D.N.J.). On October 1, 2007, counsel for one group of plaintiffs moved before the Court for Consolidation and Appointment of Co-Lead Counsel of the actions, and requested time to file an Amended Consolidated Complaint. On November 6, 2008, the Court entered an Order Granting Consolidation and Appointment of Co-Lead Counsel, and ordered that a consolidated Complaint be filed within 45 days, which Complaint was filed on December 19, 2008. On February 6, 2009, we filed a Motion to Compel Arbitration. Oral argument on the motion is scheduled for September 1, 2009.

Nebraska Public Service Commission. On November 15, 2007, the Director of the Nebraska Telecommunications Infrastructure and Public Safety Department of the Nebraska Public Service Commission filed a complaint (the “PSC Complaint”) before the Nebraska Public Service Commission (the “NPSC”) alleging that Vonage is required to contribute to the Nebraska Universal Service Fund (“NUSF”) and has failed to do so. The PSC Complaint seeks an order compelling Vonage to contribute to the NUSF, as well as administrative penalties. On December 6, 2007, Vonage filed its answer. On or about December 20, 2007, Vonage also brought a complaint for declaratory and injunctive relief against the NPSC in the United States District Court for the District of Nebraska. On March 3, 2008, the United States District Court for the District of Nebraska issued a Memorandum and Order granting Vonage’s Motion for a Preliminary Injunction and Declaratory Relief. Specifically, the Court enjoined the NPSC from asserting state jurisdiction over Vonage to force Vonage to contribute to the NUSF and found the NPSC’s assertion of state jurisdiction over Vonage to force Vonage to pay into the NUSF is unlawful as preempted by the Federal Communications Commission (“FCC”). On April 1, 2008, the NPSC filed a Notice of Appeal to the 8th Circuit Court of Appeals. On April 2, 2008, Vonage filed a motion for summary judgment in the District Court, arguing the court should grant our permanent injunction. The District Court, in a May 9, 2008 order, denied Vonage’s request for summary judgment without prejudice. On May 1, 2009, the 8th Circuit Court of Appeals affirmed the District Court’s decision to grant Vonage a preliminary injunction. On May 14, 2009, the NPSC filed a petition for rehearing en banc at the 8th Circuit. On June 5, 2009, the 8th Circuit denied this petition. On August 3, 2009, the District Court granted Vonage’s request for a permanent injunction. We do not know if the NPSC will seek further judicial review.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

New Mexico Public Service Commission. On June 27, 2008, the New Mexico Public Regulation Commission (“NMPRC”) filed a complaint for Declaratory Judgment (“NMPRC Complaint”) in the United States District Court for the District of New Mexico, alleging that Vonage is required to contribute to the New Mexico Universal Service Fund (“NMUSF”) and failed to do so. The NMPRC Complaint seeks an order compelling Vonage to contribute to the NMUSF. On or about July 21, 2008, Vonage filed a Motion to Dismiss the NMPRC Complaint, and the NMPRC filed a response to the Motion to Dismiss. On November 12, 2008 the Magistrate Judge issued Proposed Findings and Recommended Disposition, recommending that the Company’s Motion to Dismiss be granted. On November 21, 2008, NMPRC filed its objections to the Magistrate Judge’s recommended disposition, and on December 11, 2008 the Company filed its response to the NMPRC objections to the Magistrate Judge’s recommendation to dismiss the complaint. On January 28, 2009, the District Court Judge heard oral argument and stayed the litigation pending the 8th Circuit decision in the Nebraska Public Service Commission litigation, referenced above. On July 28, 2009, in light of the 8th Circuit decision, the Court adopted the Magistrate Judge’s Proposed Findings and Recommended Disposition and granted Vonage’s Motion to Dismiss.

City of New York vs. Verizon and Vonage. On April 21, 2008, the City of New York and the Sheriff of the City of New York filed a complaint (“NYC Complaint”) in New York State Court against Verizon and Vonage, arising out of collection efforts on the $58,000 judgment entered against Vonage in the Verizon vs. Vonage patent litigation. The City alleges that either Verizon or Vonage is liable for $2,900, which represents a poundage fee of 5% of the value of the property sought to be levied upon. On May 13, 2008, Vonage filed a motion to dismiss one count of the NYC Complaint. On May 16, 2008, Verizon filed a motion to dismiss the NYC Complaint in its entirety. The Court denied both motions and the parties are currently engaged in discovery. On March 19, 2009, Verizon filed a motion for an order granting summary judgment and dismissing all claims against Verizon. Briefing on Verizon’s motion, and Vonage’s cross-motion for summary judgment filed May 1, 2009 seeking dismissal of all claims against Vonage is complete, and oral argument on the motions is scheduled for August 20, 2009.

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

Centre One. On December 5, 2008, Centre One filed a lawsuit against Vonage and its subsidiary Vonage America Inc. in the United States District Court for the Eastern District of Texas alleging that some of Vonage’s products and services are covered by a patent held by Centre One (United States Patent No. 7,068,668) entitled “Method and Apparatus for Interfacing a Public Switched Telephone Network and an Internet Protocol Network for Multi-Media Communication”. The suit also named Verizon Communications Inc. and deltathree Inc. as defendants. Vonage believes Centre One is a firm owned by a sole inventor. We filed our Answer to the Complaint on February 23, 2009, along with a motion to transfer this matter to the United States District Court for the District of New Jersey. On April 2, 2009, we filed a motion to sever the case against us from the case against the other defendants. During oral argument on the motions on June 22, 2009, the Court orally denied the motions to transfer and to sever. On June 22, 2009, the United States Patent and Trademark Office (“PTO”) granted Verizon’s April 30, 2009 request for inter partes reexamination of the claims of Centre One’s patent and issued an office action rejecting on multiple grounds as not patentable certain claims of Centre One’s patent. On July 9, 2009, Vonage and Verizon moved to stay the litigation pending the resolution of the inter partes reexamination.

From time to time, in addition to those identified above, Vonage is subject to legal proceedings, claims, investigations and proceedings in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. In accordance with generally accepted accounting principles, Vonage makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss or range of loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. For the quarter ended June 30, 2009, we have recorded an additional reserve of $5,000 to cover the potential exposure relating to litigation and contractual disputes; $1,000 and $600 has been recorded as a reduction to customer equipment and shipping and telephony services revenue, respectively, and $3,400 has been recorded as selling, general and administrative expense in the consolidated statement of operations. Litigation is inherently unpredictable. We believe that we have valid defenses with respect to the legal matters pending against Vonage and are vigorously defending these matters. Given the uncertainty surrounding litigation and our inability to assess the likelihood of a favorable or unfavorable outcome in the above noted matters, it is possible that the resolution of one or more of these matters could have a material adverse effect on our consolidated financial position, cash flows or results of operations.

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

Federal – Local Number Portability

On May 13, 2009, the FCC adopted an order that reduced to one business day the amount of time that a telecommunications provider such as Vonage has to port a telephone number to another provider. The North American Numbering Council must propose processes to implement the one-day requirement by September 30, 2009. Telecommunication providers will then have nine months to implement the process before the one-day requirement becomes effective on June 30, 2010. If Vonage has difficulty complying with the new one-day porting requirement after the effective date, it could be subject to FCC enforcement action.

State Telecommunications Regulation

In general, the focus of interconnected VoIP telecommunications regulation is at the federal level. On November 12, 2004, the FCC issued a declaratory ruling providing that our service is subject to federal regulation and preempted the Minnesota Public Utilities Commission, or MPUC, from imposing certain of its regulations on us. The FCC’s decision was based on its conclusion that our service is interstate in nature and cannot be separated into interstate and intrastate components. On March 21, 2007, the United States Court of Appeals for the 8th Circuit affirmed the FCC’s declaratory ruling preempting state regulation of Vonage’s service. The 8th Circuit found that it is impossible for Vonage to separate its interstate traffic from its intrastate traffic because of the nomadic nature of the service. As a result, the 8th Circuit held that it was reasonable for the FCC to preempt state regulation of Vonage’s service. The 8th Circuit was clear, however, that the preemptive effect of the FCC’s declaratory ruling may be reexamined if technological advances allow for the separation of interstate and intrastate components of the nomadic VoIP service. Therefore, the preemption of state authority over Vonage’s service under this ruling generally hinges on the inability to separate the interstate and intrastate components of the service.

While this ruling does not exempt us from all state oversight of our service, it effectively prevents state telecommunications regulators from imposing certain burdensome and inconsistent market entry requirements and certain other state utility rules and regulations on our service. State regulators continue to probe the limits of federal preemption in their attempts to apply state telecommunications regulation to interconnected VoIP service. The Nebraska Public Service Commission and New Mexico Public Regulatory Commission cases, discussed above under the Litigation section to this note, are examples of state public utility commission attempts to extend traditional state telecommunications regulation to our service. In these cases, the state public utility commissions are seeking to apply state universal service funding requirements to Vonage. The Kansas Corporation Commission has also taken the position that it has jurisdiction to seek state universal service funding from nomadic VoIP providers. Similarly, the Public Utility Commission of Ohio has adopted rules that would apply state fees for Telephone Relay Service to nomadic VoIP service.

On July 16, 2009, the Nebraska Public Service Commission and the Kansas Corporation Commission filed a petition with the FCC seeking a declaratory ruling or, alternatively, adoption of a rule declaring that state authorities may apply universal service funding requirements to nomadic VoIP providers. A declaratory ruling could have the effect of overruling the May 1, 2009 8th Circuit decision in the Nebraska Public Service Commission litigation discussed above, and could include a finding that the FCC’s

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

2004 declaratory ruling did not preempt states from assessing services provided by nomadic VoIP providers, such as Vonage, to support state universal service funding. The alternative action requested by the Nebraska Public Service Commission and Kansas Corporation Commission, adoption of a rule, could result in a finding that it is in the public interest to allow states to assess services provided by nomadic VoIP providers, such as Vonage, for state universal service funding on a going forward basis. In addition to this effort, we expect that state public utility commissions and state legislators will continue their attempts to apply state telecommunications regulations to nomadic VoIP service.

State and Municipal Taxes

For a period of time, we did not collect or remit state or municipal taxes (such as sales, excise, and ad valorem taxes), fees or surcharges (“Taxes”) on the charges to our customers for our services, except that we have historically complied with the New Jersey sales tax. We have received inquiries or demands from a number of state and municipal taxing and 911 agencies seeking payment of Taxes that are applied to or collected from customers of providers of traditional public switched telephone network services. Although we have consistently maintained that these Taxes do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations, a number of states have changed their statutes as part of the streamlined sales tax initiatives and we are now collecting and remitting sales taxes in those states. In addition, a few states address how VoIP providers should contribute to support public safety agencies, and in those states we began to remit fees to the appropriate state agencies. We have also contacted authorities in each of the other states to discuss how we can financially contribute to the 911 system. We do not know how all these discussions will be resolved, but there is a possibility that we will be required to pay or collect and remit some or all of these Taxes in the future. Additionally, some of these Taxes could apply to us retroactively. As such, we have a reserve of $3,860 at June 30, 2009 as our best estimate of the potential tax exposure for any retroactive assessment. We believe the maximum estimated exposure for retroactive assessments is $13,188 as of June 30, 2009.

Purchase Obligations

As of June 30, 2009, we committed to pay approximately $1,000 per month through April 2010 under a marketing agency agreement. The marketing agency may earn additional compensation for achievement of certain metrics. This contract can be cancelled with 90 days notice. On June 30, 2009, we entered into a settlement agreement with a vendor to terminate a contract that included a $4,700 minimum commitment payable over a three-year period. The contract allowed us to provide broadband internet access to our customers. The settlement provided for a $1,100 fee to settle all outstanding balances and the termination of the commitment, which has been recorded as selling, general and administrative expense in the consolidated statement of operations.

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

We used the net proceeds of the Financing of $213,133 ($220,300 principal amount less original issue discount of $7,167) plus $40,327 of cash on hand, to repurchase $253,460 of our convertible notes issued in December 2005 and January 2006 (the “Previous Convertible Notes”) in a tender offer that expired on November 3, 2008. For holders of the new debt who were also holders of the Previous Convertible Notes, we recorded a loss on early extinguishment of notes of $30,570 on $174,263 of the repurchase in accordance with EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”. For this $174,263 of the Financing, the First Lien Senior Facility, Second Lien Senior Facility and Convertible Notes were recorded at fair market value of $183,935 with $85,184 allocated to the First Lien Senior Facility, $54,620 allocated to the Second Lien Senior Facility and $44,131 allocated to the Convertible Notes. The excess of the fair market value of the Financing over the Previous Convertible Notes of $9,672, plus $20,452 in fees paid to the holders of the Previous Convertible Notes, $414 of unamortized debt related costs on the Previous Convertible Notes and $32 of unamortized beneficial conversion related to the Previous Convertible Notes comprised the $30,570.

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

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

For the First Lien Senior Facility, an aggregate value of $105,322 or a discount of $24,978 was recorded. This discount is currently amortized to interest expense over the life of the loan using the effective interest method. The accumulated amortization was $3,031 and $766 at June 30, 2009 and December 31, 2008, respectively. The amortization for the three and six months ended June 30, 2009 was $1,146 and $2,265, respectively.

For the Second Lien Senior Facility, an aggregate value of $67,273 or a discount of $4,727 was recorded. This discount is currently amortized to interest expense over the life of the loan using the effective interest method. The accumulated amortization was $437 and $116 at June 30, 2009 and December 31, 2008, respectively. The amortization for the three and six months ended June 30, 2009 was $164 and $321, respectively.

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

Second Lien Senior Facility

The loans under the Second Lien Senior Facility will mature in October 2015. Principal amounts under the Second Lien Senior Facility will be repayable in quarterly installments of $1,800 commencing the later of: (i) the last day of the fiscal quarter after payment-in-full of amounts under the First Lien Senior Facility and (ii) December 31, 2012, with the balance due in October 2015. Amounts under the Second Lien Senior Facility bear interest at 20% payable quarterly in arrears and payable in-kind, or PIK, beginning December 31, 2008 until the third anniversary of the effective date and thereafter 20% payable quarterly in arrears in cash. If the First Lien Senior Facility has not been refinanced in full by the third anniversary of the effective date, then until such refinancing has occurred 70% of the interest due will be payable in cash with the balance payable in PIK. The amount of PIK interest as of June 30, 2009 and December 31, 2008 was $9,938 and $2,320, respectively. After payment-in-full of amounts under the First Lien Senior Facility or in the event mandatory payments are waived by lenders under the First Lien Senior Facility, the Second Lien Senior Facility will be subject to prepayment obligations and premiums consistent with those for the First Lien Senior Facility. Voluntary prepayments for the Second Lien Senior Facility may be made at any time subject to a make-whole.

Third Lien Convertible Notes

The Convertible Notes will mature in October 2015. Subject to conversion, repayment or repurchase of the Convertible Notes, amounts under the Convertible Notes bear interest at 20% that accrues and compounds quarterly until October 30, 2011 at which time such accrued interest may be paid in cash. Any accrued interest not paid in cash on such date will continue to bear interest at 20% that accrues and compounds quarterly and is payable in cash on the maturity date of the Convertible Notes. After October 30, 2011,

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

principal on Convertible Notes will bear interest at 20% payable quarterly in arrears in cash. However, if the First Lien Senior Facility has not been refinanced in full by October 31, 2011, then until such refinancing occurs, the cash interest will be capped at 14% with the balance of 6% accruing and compounding interest quarterly at 20%, to be paid in cash on the maturity date of the Convertible Notes. The amount of accrued and compounding interest as of June 30, 2009 and December 31, 2008 was $2,485 and $580, respectively.

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

In accordance with EITF 07-5, we determined the fair value of the conversion feature at issuance, at December 31, 2008 and at June 30, 2009. The fair value at issuance was $39,990 which, upon the adoption of EITF 07-5, was recorded as a liability with a corresponding reduction in additional-paid-in capital of $37,884 which was the premium originally recorded at issuance. The remaining $2,106 was recorded as a discount that will be amortized to interest expense over the life of the loan using the effective interest method. The accumulated amortization was $189 and $47 as of June 30, 2009 and December 31, 2008, respectively. The amortization for the three and six months ended June 30, 2009 was $71 and $142, respectively. The fair value of the conversion feature at December 31, 2008 was $32,720. The $7,270 difference between the fair value at December 31, 2008 and issuance date and the $47 amortization of the discount for the period ended December 31, 2008 were recorded as an adjustment to the opening balance of retained earnings that was recognized as a cumulative effect of a change in accounting principle as of January 1, 2009 in accordance with EITF 07-5. The fair value of the conversion feature at June 30, 2009 was $18,600. The difference of $1,150 reflecting the change in fair value in the three-month period ended June 30, 2009 and the $14,120 reflecting the change in fair value in the six-month period ended June 30, 2009, was recorded within other income (expense), net for the quarter ended June 30, 2009. Each reporting date we will update the fair value with any difference reflected within other income (expense), net in the consolidated statement of operations.

Note 4. Subsequent Events

We have evaluated subsequent events through August 6, 2009.

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

Recent Developments

We decided to shut down our Toronto, Canada customer service center in June 2009. The closing of this facility is part of our company-wide rationalization of call centers designed to cut costs. The Canadian operation, which opened in 2004, mainly handled calls from Canada and recently United Kingdom customers. The customers from these two regions will still be able to buy a full range of our products, services and customer supports through our other customer service centers. Canadian and United Kingdom markets remain important marketplaces to our business. Approximately 200 positions were eliminated due to the shut down of our Toronto facility on July 30, 2009.

Overview

We are a leading, pure-play provider of broadband telephone services to residential and small office and home office customers with approximately 2.5 million subscriber lines as of June 30, 2009. While customers in the United States represented 94% of our subscriber lines at June 30, 2009, we also serve customers in Canada and in the United Kingdom.

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

Trends in Our Industry and Key Operating Data

A number of trends in our industry have a significant effect on our results of operations and are important to an understanding of our financial statements. Also, the table below includes key operating data that our management uses to measure the growth and operating performance of our business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Gross subscriber line additions	143,645	230,832	370,255	512,161
Net subscriber line additions	(88,643)	2,080	(95,136)	32,213
Subscriber lines (at period end)	2,495,218	2,612,440	2,495,218	2,612,440
Average monthly customer churn	3.2%	3.0%	3.2%	3.2%
Average monthly revenue per line	$28.88	$29.04	$29.10	$29.02
Average monthly telephony services revenue per line	$28.18	$27.92	$28.21	$27.97
Average monthly direct cost of telephony services per line	$6.76	$7.22	$6.77	$7.26
Marketing costs per gross subscriber line addition	$363.01	$282.89	$318.26	$246.40
Employees (excluding temporary help) (at period end)	1,260	1,662	1,260	1,662

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

Subscriber lines. Our subscriber lines include, as of a particular date, all subscriber lines from which a customer can make an outbound telephone call on that date. Our subscriber lines include fax lines and SoftPhones but do not include our virtual phone numbers or toll free numbers, which only allow inbound telephone calls to customers. As part of a database review, we identified 16,802 subscriber lines that did not meet the criteria for inclusion as subscriber lines as of December 31, 2008. We recorded an adjustment as of January 1, 2009 for these lines which we considered to be immaterial to the current and prior periods. This adjustment had no impact to our financial statements but will impact per line metrics. Subscriber lines including this adjustment decreased from 2,612,440 as of June 30, 2008 to 2,495,218 as of June 30, 2009. Excluding the adjustment, we believe that the decrease in our subscriber lines was primarily due to increasing wireless substitution, worsening economic conditions, reduced marketing spend in the three months ended June 30, 2009 and customer acquisition and targeting efforts not being as effective as planned.

        Average monthly customer churn. Average monthly customer churn for a particular period is calculated by dividing the number of customers that terminated during that period by the simple average number of customers during the period, and dividing the result by the number of months in the period. The simple average number of customers during the period is the number of customers on the first day of the period, plus the number of customers on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first 30 days after activation. Our average monthly customer churn was 3.2% and 3.0% for the three months ended June 30, 2009 and 2008, respectively. We believe this increase was driven by increasing wireless substitution and the quality of our service. We are working to address network quality and improve the quality of our customer service in order to decrease churn. We monitor churn on a daily basis and use it as an indicator of the level of customer satisfaction. Other companies may calculate churn differently, and their churn data may not be directly comparable to ours. Customers who have been with us for a year or more tend to have a significantly lower churn rate than customers who have not. Our churn will fluctuate over time due to increased competitive pressures including wireless substitution, market place perception of our services and our ability to provide high quality customer care and network quality and add future innovative products and services.

Average monthly revenue per line. Average monthly revenue per line for a particular period is calculated by dividing our total revenue for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. The simple average number of subscriber lines for the period is the number of subscriber lines on the first day of the period, plus the number of subscriber lines on the last day of the period, divided by two. Our average monthly revenue per line decreased slightly to $28.88 for the three months ended June 30, 2009 compared to $29.04 for the three months ended June 30, 2008. This decrease is due to lower customer equipment and shipping revenue resulting from lower gross line additions, lower subscription fees due to changes in plan mix, incremental bad debt and the impact of a reserve to cover the potential exposure relating to litigation partially offset by incremental international volume and regulatory fees, and lower credit activity.

Average monthly telephony services revenue per line. Average monthly telephony services revenue per line for a particular period is calculated by dividing our total telephony services revenue for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. Our average monthly telephony services revenue per line increased to $28.18 for the three months ended June 30, 2009 from $27.92 for the three months ended June 30, 2008.

Average monthly direct cost of telephony services per line. Average monthly direct cost of telephony services per line for a particular period is calculated by dividing our direct cost of telephony services for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. We use the average monthly direct cost of telephony services per line to evaluate how effective we are at managing our costs of providing service. Our average monthly direct cost of telephony services per line was $6.76 for the three months ended June 30, 2009 compared to $7.22 for the three months ended June 30, 2008 due primarily to the decrease in customer base, continued emphasis on management of call routing for domestic and international calls and the implementation of more favorable rates with our service providers.

Marketing cost per gross subscriber line addition. Marketing cost per gross subscriber line addition is calculated by dividing our marketing expense for a particular period by the number of gross subscriber line additions during the period. Marketing expense does not include the cost of certain customer acquisition activities, such as rebates and promotions, which are accounted for as an offset to revenues, or customer equipment subsidies, which are accounted for as direct cost of goods sold. As a result, it does not represent the full cost to us of obtaining a new customer. Marketing cost per gross subscriber line addition increased to $363.01 for the three months ended June 30, 2009 compared to $282.89 for the three months ended June 30, 2008 due primarily to a reduction in gross subscriber line additions compared to the prior year primarily due to worsening economic conditions and customer acquisition and targeting efforts not being as effective as planned.

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

Telephony services revenue. Substantially all of our operating revenues are telephony services revenue. In the United States, we offer three residential plans, “Residential Premium Unlimited”, “VonagePro” and “Residential Basic 500,” and two small office and home office plans, “Small Business Unlimited” and “Small Business Basic.” Each of our unlimited plans offers unlimited domestic calling as well as unlimited calling to Puerto Rico, Canada and selected European countries, subject to certain restrictions, and each of our basic plans offers a limited number of domestic calling minutes per month. Also, we currently offer international calling plans that are bundled with our Residential Premium Unlimited plan where a customer can make calls to a chosen international region. Under our basic plans, we charge on a per minute basis when the number of domestic calling minutes included in the plan is exceeded for a particular month. International calls (except for calls to Puerto Rico, Canada and certain European countries under our unlimited plans and a variety of countries under international calling plans) are charged on a per minute basis. These per minute fees are not included in our monthly subscription fees. We offer similar plans in Canada and the United Kingdom.

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

We also generate revenue by charging a fee for activating service but from time to time we may forgo collecting this fee. In these instances when no activation fee is being collected, no customer acquisition costs are deferred. We may charge an activation fee to our direct channel customers, or those customers who purchase equipment directly from us and to our retail channel customers, or customers who purchase equipment from retail stores. In 2007, for our direct channel customers, activation fees, together with the related customer acquisition amounts for equipment, were deferred and amortized over the estimated average customer relationship period of 60 months. In 2007, for our retail channel customers, rebates and retailer commissions up to but not exceeding the activation fee, were also deferred and amortized over the estimated average customer relationship period of 60 months. Starting January 1, 2008, due to the increase in churn, the customer relationship period was reduced to 48 months for both the direct and retail channel. The amortization of deferred customer equipment expense is recorded to direct cost of goods sold. The amortization of deferred rebates is recorded as a reduction to telephony services revenue and the amortization of deferred retailer commissions is recorded as marketing expense. For 2009, the average customer relationship period was further reduced to 44 months based upon analysis of historical trends. The impact of this change was not material to the consolidated results of operations.

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

We also generate revenue by charging a disconnect fee to those customers who terminate their service within two years of activation for customers who signed up prior to May 29, 2009 and within one year of activation thereafter. Disconnect fees are recorded as revenue at the time the customer terminates service.

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

Total direct cost of telephony services. Total direct cost of telephony services primarily consists of fees that we pay to third parties on an ongoing basis in order to provide our services. These fees include:

•

Access charges that we pay to other telephone companies to terminate domestic and international calls on the public switched telephone network. These costs represented approximately 43% and 42% of our direct cost of telephony services for the three months ended June 30, 2009 and 2008, respectively, with a portion of these payments ultimately being made to incumbent telephone companies. When a Vonage subscriber calls another Vonage subscriber, we do not pay an access charge.

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

Results of Operations

The following table sets forth, as a percentage of consolidated operating revenues, our consolidated statement of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operating Revenues:
Telephony services	98%	96%	97%	96%
Customer equipment and shipping	2	4	3	4

	100	100	100	100

Operating Expenses:
Direct cost of telephony services (excluding depreciation and amortization)	23	25	23	25
Direct cost of goods sold	7	8	8	9
Selling, general and administrative	32	34	31	35
Marketing	24	29	27	28
Depreciation and amortization	6	5	6	5

	92	101	95	102

Income (loss) from operations	8	(1)	5	(2)

Other Income (Expense):
Interest income	—	—	—	1
Interest expense	(6)	(2)	(6)	(2)
Change in fair value of embedded derivative	1	—	3	—
Other, net	—	—	—	—

	(5)	(2)	(3)	(1)

Income (loss) before income tax benefit (expense)	3	(3)	2	(3)

Income tax benefit (expense)	—	—	—	—

Net income (loss)	3%	(3)%	2%	(3)%

Summary of Results for the Three and Six Months Ended June 30, 2009 and June 30, 2008

Telephony Services Revenue and Direct Cost of Telephony Services

(in thousands, except percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	Dollar Change	Percent Change	2009	2008	Dollar Change	Percent Change
Telephony services	$214,709	$218,738	$(4,029)	(2)%	$430,352	$435,718	$(5,366)	(1)%
Direct cost of telephony services (1)	51,480	56,586	(5,106)	(9)%	103,231	113,084	(9,853)	(9)%

(1)	Excludes depreciation and amortization of $4,872, $4,728, $9,629 and $9,429, respectively

Telephony services revenue. For the three months ended June 30, 2009, telephony services revenue decreased by $4,029, or 2%, compared to the three months ended June 30, 2008. This was primarily driven by a decrease in the number of subscriber lines from 2,612,440 at June 30, 2008 to 2,495,218 at June 30, 2009. The decrease in subscriber lines and changes in plan mix translated into a decrease in monthly subscription fees of $6,001 and in activation fees of $8, which included an offset of $877 for the change in our customer life from 48 months to 44 months in the first quarter of 2009. There was also an increase of $481 in bad debt expense, and a decrease of $251 in overage in plan minutes usages and $225 in other revenue. These decreases were offset by a decrease in credits we issued to subscribers of $1,755, and an increase in additional features we provided to customers of $309, in regulatory fees that we collected from subscribers of $218, which included $514 of USF and related fees, and in fees that we charge for disconnecting our service of $411. A higher volume of customers on international plans also generated an increase of $845.

For the six months ended June 30, 2009, telephony services revenue decreased by $5,366, or 1%, compared to the six months ended June 30, 2008. This was primarily driven by the decrease in the number of subscriber lines. The decrease in subscriber lines and changes in plan mix translated into a decrease in monthly subscription fees of $11,307 and in regulatory fees that we collected from subscribers of $244, which included an increase of $99 of USF and related fees. There was also an increase in bad debt expense of $1,694, and a decrease in overage in plan minutes usages of $529 and in other revenue of $386. These were offset by an increase in activation fees of

$1,430, which included $3,138 for the change in our customer life from 48 months to 44 months in the first quarter of 2009, a decrease in credits we issued to subscriber of $3,897, an increase in fees of $607 for additional features we provided to customers, and an increase in fees that we charge for disconnecting our service of $991. A higher volume of customers on international plans also generated an increase of $2,469.

Direct cost of telephony services. For the three months ended June 30, 2009 compared to 2008, the decrease in direct cost of telephony services of $5,106, or 9%, was primarily due to the decrease in our network costs of $3,350, which includes costs for co-locating in other carriers’ facilities, for leasing phone numbers, routing calls on the Internet, and transferring calls to and from the Internet to the public switched telephone network and E-911 costs. There was also a decrease in termination costs of $1,308, which are costs that we pay other phone companies for terminating phone calls, a decrease of taxes that we pay on our purchase of telecommunications services from our suppliers of $590 and a decrease in other cost of $373, which was offset by an increase of USF and related fees imposed by government agencies of $514.

For the six months ended June 30, 2009 compared to 2008, the decrease in direct cost of telephony services of $9,853, or 9%, was primarily due to the decrease in our network costs of $7,357, which includes costs for co-locating in other carriers’ facilities, for leasing phone numbers, routing calls on the Internet, and transferring calls to and from the Internet to the public switched telephone network and E-911 costs. There was also a decrease in termination costs of $1,625, which are costs that we pay other phone companies for terminating phone calls, a decrease of taxes that we pay on our purchase of telecommunications services from our suppliers of $823 and a decrease in other cost of $147, which was offset by the increase of USF and related fees imposed by government agencies of $99.

Customer Equipment and Shipping Revenue and Direct Cost of Goods Sold

(in thousands, except percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	Dollar Change	Percent Change	2009	2008	Dollar Change	Percent Change
Customer equipment and shipping revenue	$5,319	$8,786	$(3,467)	(39)%	$13,681	$16,423	$(2,742)	(17)%
Direct cost of goods sold	16,179	18,533	(2,354)	(13)%	36,691	40,605	(3,914)	(10)%

Customer equipment and shipping gross loss	$(10,860)	$(9,747)	$(1,113)	(11)%	$(23,010)	$(24,182)	$1,172	5%

Customer equipment and shipping revenue. For the three months ended June 30, 2009 compared to 2008, our customer equipment and shipping revenue decreased by $3,467, or 39%, primarily due to the impact of a $1,000 reserve to cover the potential exposure relating to litigation and less period over period customer additions and the introduction of a new promotion in May 2009 that eliminated equipment and shipping fees for customers who signed up for our residential unlimited plan, which resulted in a decrease in the dollar value of customer equipment sales net of rebates of $958 and a decrease in customer shipping revenue of $1,510.

For the six months ended June 30, 2009 compared to 2008, our customer equipment and shipping revenue decreased by $2,742, or 17%, primarily due to the impact of a $1,000 reserve to cover the potential exposure relating to litigation and less period over period customer additions and the introduction of a new promotion in May 2009 that eliminated equipment and shipping fees for customers who signed up for our residential unlimited plan, which resulted in a decrease in the dollar value of customer equipment sales of $794 and a decrease in customer shipping revenue of $2,206 partially offset by fewer customer rebates of $1,259.

Direct cost of goods sold. For the three months ended June 30, 2009 compared to 2008, the decrease in direct cost of goods sold of $2,354, or 13%, was primarily due to a decrease in customer equipment costs of $2,034 resulting from fewer period over period customer additions and a corresponding decrease in shipping costs of $250. There was also a decrease in amortization costs on deferred customer equipment of $134 including $674 due to the change of our customer life from 48 months to 44 months in the first quarter of 2009.

For the six months ended June 30, 2009 compared to 2008, the decrease in direct cost of goods sold of $3,914, or 10%, was primarily due to a decrease in customer equipment costs of $5,318 resulting from fewer period over period customer additions and lower promotional activity and a corresponding decrease in shipping costs of $1,506, which was offset by higher amortization costs on deferred customer equipment of $861 including $2,620 due to the change of our customer life from 48 months to 44 months in the first quarter of 2009 and an increase in waived activation fees for new customers of $2,048.

Selling, General and Administrative

(in thousands, except percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	Dollar Change	Percent Change	2009	2008	Dollar Change	Percent Change
Selling, general and administrative	$71,327	$77,931	$(6,604)	(8)%	$139,378	$157,323	$(17,945)	(11)%

        Selling, general and administrative. For the three months ended June 30, 2009 compared to 2008, there was a decrease in selling, general and administrative expense of $6,604, or 8%. This decrease was primarily due to a decrease in professional fees of $2,747, primarily related to consulting, a decrease in salaries, recruiting and outsourced temporary labor of $5,407, and a decrease in credit card fees of $253. We reduced the number of kiosk locations, which decreased our retail kiosk costs by $1,361. We also had a decrease facility and other costs of $1,559 and shared-based cost of $923, which was offset by an increase in the cost for settlements and the potential exposure related to litigation and contractual disputes of $2,421, in severance costs of $1,146 primarily due to the close down of our Canada facility and an increase in tax expense of $2,082.

For the six months ended June 30, 2009 compared to 2008, there was a decrease in selling, general and administrative expense of $17,945, or 11%. This decrease was primarily due to a decrease in professional fees of $6,921, primarily related to consulting, a decrease in salaries, recruiting and outsourced temporary labor of $10,448, and a decrease in credit card fees of $553. We reduced the number of kiosks locations, which decreased our retail kiosk costs by $2,598. We also had a decrease facility and other costs of $2,486 and shared-based cost of $201, which was offset by an increase in the cost for settlements and the potential exposure related to litigation and contractual disputes of $1,727, in severance costs of $822 primarily due to the close down of our Canada facility and an increase in tax expense of $2,716.

Marketing

(in thousands, except percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	Dollar Change	Percent Change	2009	2008	Dollar Change	Percent Change
Marketing	$52,144	$65,300	$(13,156)	(20)%	$117,839	$126,199	$(8,360)	(7)%

Marketing. For the three months ended June 30, 2009 compared to 2008, marketing expense decreased by $13,156, or 20% primarily related to an decrease in television advertising of $7,321, in alternative media of $1,105, in online advertising of $4,683, and in retail advertising of $1,401, which was offset by increases in direct mail costs of $389 and other marketing of $964. In the three months ended June 30, 2009, we reduced marketing spending as we completed the transition to our new agencies and continued the development of new advertising and eliminated insufficient non-media spending.

For the six months ended June 30, 2009 compared to 2008, marketing expense decreased by $8,360, or 7% primarily related to an decrease in television advertising of $2,370, in alternative media of $2,943, in online advertising of $5,101, and in retail advertising of $2,659, which was offset by increases in direct mail costs of $3,380 and other marketing of $1,332.

Depreciation and Amortization

(in thousands, except percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	Dollar Change	Percent Change	2009	2008	Dollar Change	Percent Change
Depreciation and amortization	$13,848	$11,114	$2,734	25%	$26,744	$21,323	$5,421	25%

Depreciation and amortization. The increase in depreciation and amortization of $2,734, or 25%, for the three months ended June 30, 2009 compared to 2008, was primarily due to an increase in depreciation of network equipment, computer equipment and amortization related to patents and software. We also recorded an impairment charge of $1,705 and $312 for the three months ended June 30, 2009 and 2008, respectively, for assets that no longer had future benefit.

The increase in depreciation and amortization of $5,421, or 25%, for the six months ended June 30, 2009 compared to 2008, was primarily due to an increase in depreciation of network equipment, computer equipment and amortization related to patents and software. We also recorded an impairment charge of $2,429 and $399 for the six months ended June 30, 2009 and 2008, respectively, for assets that no longer had future benefit.

Other Income (Expense)

(in thousands, except percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	Dollar Change	Percent Change	2009	2008	Dollar Change	Percent Change
Interest income	$60	$1,021	$(961)	(94)%	$170	$2,421	$(2,251)	(93)%
Interest expense	(13,679)	(5,535)	(8,144)	(147)%	(27,221)	(11,106)	(16,115)	(145)%
Change in fair value of embedded derivative	1,150	—	1,150	*	14,120	—	14,120	*
Other, net	5	52	(47)	(90)%	806	(112)	918	820%

	$(12,464)	$(4,462)	$(8,002)		$(12,125)	$(8,797)	$(3,328)

Interest income. For the three months ended June 30, 2009 compared to 2008, the decrease in interest income of $961, or 94%, was due to the decrease in cash, cash equivalents and marketable securities.

For the six months ended June 30, 2009 compared to 2008, the decrease in interest income of $2,251, or 93%, was due to the decrease in cash, cash equivalents and marketable securities.

Interest expense. For the three months ended June 30, 2009 compared to 2008, the increase in interest expense of $8,144, or 147%, was primarily due to an increase in interest expense on the new credit facilities and convertible notes compared to the convertible notes that we refinanced in November 2008 of $8,274, which was offset by a decrease in other interest expense of $129.

For the six months ended June 30, 2009 compared to 2008, the increase in interest expense of $16,115, or 145%, was primarily due to an increase in interest expense on the new credit facilities and convertible notes compared to the convertible notes that we refinanced in November 2008 of $16,440, which was offset by a decrease in other interest expense of $324.

Change in fair value of embedded derivative. For the three and six months ended June 30, 2009, the increase is due to the recording of the change in the fair value of the conversion feature contained within our convertible notes, which was determined to be an embedded derivative under EITF 07-5.

Other. We recognized $792 in other income for the six months ended June 30, 2009 for the net proceeds we received from a key-man term life insurance policy related to the passing of a former executive.

Income Tax Benefit (Expense)

(in thousands, except percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	Dollar Change	Percent Change	2009	2008	Dollar Change	Percent Change
Income tax benefit (expense)	$(301)	$(480)	$179	37%	$(469)	$(653)	$184	28%

Provision for Income Taxes

For the three and six months ended June 30, 2009, we had net income and for the three and six months ended June 30, 2008, we had net losses, respectively, for financial reporting purposes. Although we historically have had net losses for financial reporting purposes, in certain jurisdictions we are not able to file a consolidated income tax return, which prevents us from offsetting taxable losses from some subsidiaries against taxable income of other subsidiaries. As such, we have incurred income tax expense for the three and six months ended June 30, 2009 and 2008.

As of June 30, 2009, we had net operating loss carryforwards for U.S. federal and state tax purposes of $752,754 and $713,526, respectively, expiring at various times from years ending 2020 through 2028. In addition, we had net operating loss carryforwards for Canadian tax purposes of $55,289 expiring through 2027. We also had net operating loss carryforwards for United Kingdom tax purposes of $36,328 with no expiration date. Recognition of deferred tax assets will require generation of future taxable income. There can be no assurance that we will generate sufficient taxable income in future years. Therefore, we established a valuation allowance on net deferred tax assets of $385,380 as of June 30, 2009.

Net Income (Loss)

(in thousands, except percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	Dollar Change	Percent Change	2009	2008	Dollar Change	Percent Change
Net income (loss)	$2,285	$(6,882)	$9,167	133%	$7,556	$(15,843)	$23,399	148%

Net Income (Loss). Based on the explanations described above, we had net income for the three and six months ended June 30, 2009 compared to net losses for the three and six months ended June 30, 2008.

Liquidity and Capital Resources

Overview

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2009	2008
	(dollars in thousands)
Net cash provided by (used in) operating activities	$25,624	$24,094
Net cash provided by (used in) investing activities	(14,481)	30,779
Net cash provided by (used in) financing activities	(2,001)	(388)

        For the six months ended June 30, 2009, we generated income from operations and positive operating cash flow. Historically, we have generally incurred operating losses since our inception and generated negative cash flows from operations. Our primary sources of funds have been proceeds from private placements of our preferred stock, private placements of convertible notes and borrowings under credit facilities, an initial public offering of our common stock, operating revenues and borrowings under notes payable from our principal stockholder and Chairman, which were subsequently converted into shares of our preferred stock. We have used these proceeds for working capital, funding operating losses, IP litigation settlements, repaying our prior convertible notes and other general corporate purposes.

Although our historical net losses were driven primarily by start-up costs and the cost of developing our technology, more recently our results of operations have been impacted by investments in marketing, settlement of our IP litigation and refinancing costs. In addition to marketing, we plan to continue to invest in research and development, our network infrastructure and customer care. In 2007, we announced a plan seeking to balance growth with profitability. We intend to continue to pursue growth because we believe it will position us as a strong competitor in the long term. Although we believe we will achieve consistent profitability in the future, we ultimately may not be successful and we may never achieve consistent profitability. We believe that cash flow from operations and cash on hand will fund our operations for at least the next twelve months.

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

The loans under the Second Lien Senior Facility will mature in October 2015. Principal amounts under the Second Lien Senior Facility will be repayable in quarterly installments of $1,800 commencing the later of: (i) the last day of the fiscal quarter after payment-in-full of amounts under the First Lien Senior Facility and (ii) December 31, 2012, with the balance due in October 2015. Amounts under the Second Lien Senior Facility bear interest at 20% payable quarterly in arrears and payable in kind, or PIK, beginning December 31, 2008 until the third anniversary of the effective date and thereafter 20% payable quarterly in arrears in cash. If the First Lien Senior Facility has not been refinanced in full by the third anniversary of the effective date, then until such refinancing has occurred 70% of the interest due will be payable in cash with the balance payable in PIK. The amount of PIK interest as of June 30, 2009 was $9,938.

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

The Convertible Notes will mature in October 2015. Subject to conversion, repayment or repurchase of the Convertible Notes, amounts under the Convertible Notes bear interest at 20% that accrues and compounds quarterly until October 30, 2011 at which time such accrued interest may be paid in cash. Any accrued interest not paid in cash on such date will continue to bear interest at 20% that accrues and compounds quarterly and is payable in cash on the maturity date of the Convertible Notes. After October 30, 2011, principal on Convertible Notes will bear interest at 20% payable quarterly in arrears in cash. However, if the First Lien Senior Facility has not been refinanced in full by October 31, 2011, then until such refinancing occurs, the cash interest will be capped at 14% with the balance of 6% accruing and compounding interest quarterly at 20%, to be paid in cash on the maturity date of the Convertible Notes. The amount of accrued and compounding interest as of June 30, 2009 was $2,485.

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

The Credit Documentation includes customary representations and warranties of us and our U.S. subsidiaries (the “Credit Parties”). In addition, Credit Documentation for the Financing contains affirmative and negative covenants that affect, and in many respects may significantly limit or prohibit, among other things, the Credit Parties’ ability to incur, prepay, refinance or modify indebtedness; enter into acquisitions, investments, sales, mergers, consolidations, liquidations and dissolutions; invest in foreign subsidiaries, repurchase and redeem stock; modify material contracts; engage in transactions with affiliates and 5% stockholders; change lines of business; and make marketing expenditures under contracts with a duration in excess of one year that exceed (i) $95,000 until December 31, 2009 and (ii) for each quarter thereafter, an amount equal to 20% of consolidated pre-marketing operating income for the four quarters immediately preceding such quarter. Board approval must be obtained for any long-term commitment or series of related long-term commitments that would result in aggregate marketing expenditures by any of the Credit Parties of more than $25,000 during the term of the Financing. In addition, we must comply with certain financial covenants, which include a total leverage ratio, senior lien leverage ratios, minimum consolidated adjusted EBITDA, a fixed charge coverage ratio, maximum consolidated capital expenditures, minimum consolidated liquidity and minimum consolidated pre-marketing operating income. As of June 30, 2009, we were in compliance with all covenants, including financial covenants, under the Credit Documentation.

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

State and Local Sales Taxes

We also have contingent liabilities for state and local sales taxes. As of June 30, 2009, we had a reserve of $3,860. If our ultimate liability exceeds this amount, it could affect our liquidity unfavorably. However, we do not believe it would significantly impair our liquidity.

Capital expenditures

For the six months ended June 30, 2009 and 2008, capital expenditures were primarily for the implementation of software solutions and purchase of network equipment. Our capital expenditures for the six months ended June 30, 2009 were $14,044, of which $8,772 was for software acquisition and development. For 2009, we believe our capital expenditures will be approximately $43,000.

Operating Activities

        Cash provided by operating activities increased to $25,624 during the six months ended June 30, 2009 compared to $24,094 for the prior year period, primarily due to lower marketing expenditures and overall tighter controls on costs partially offset by lower revenues as our overall customer base has decreased over the past year and higher interest expense associated with our November 2008 Financing.

        Changes in working capital requirements include changes in accounts receivable, prepaid and other assets, accounts payable, accrued and other liabilities and deferred revenue and costs. Cash used for working capital requirements increased by $26,268 during the six months ended June 30, 2009 compared to the prior year period primarily due to the timing of payments and lower gross line additions which increased the amount of inventory on hand.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2009 of $14,481 was attributable to capital expenditures of $5,272, development of software assets of $8,772 and $437 for the increase in restricted cash.

Cash provided by investing activities for the six months ended June 30, 2008 of $30,779 was attributable to net sales and purchases of marketable securities of $56,404 offset by capital expenditures, purchase of intangible assets and development of software assets of $22,357 and $3,268 for the increase in restricted cash.

Financing Activities

Cash used in financing activities for the six months ended June 30, 2009 of $2,001 was attributable to $593 in capital lease payments, $1,158 in first lien facility principal payment and $251 in additional debt related cost.

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

We also generate revenue by charging a fee for activating service but from time to time we may forgo collecting this fee. In these instances when no activation fee is being collected, no customer acquisition costs are deferred. We may charge an activation fee to our direct channel customers, or those customers who purchase equipment directly from us and to our retail channel customers, or customers who purchase equipment from retail stores. In 2007, for our direct channel customers, activation fees, together with the related customer acquisition amounts for equipment, were deferred and amortized over the estimated average customer relationship period of 60 months. In 2007, for our retail channel customers, rebates and retailer commissions up to but not exceeding the activation fee, were also deferred and amortized over the estimated average customer relationship period of 60 months. Starting January 1, 2008, due to the increase in churn, the customer relationship period was reduced to 48 months for both the direct and retail channel. The amortization of deferred customer equipment expense is recorded to direct cost of goods sold. The amortization of deferred rebates is recorded as a reduction to telephony services revenue and the amortization of deferred retailer commissions is recorded as marketing expense. For 2009, the average customer relationship period was further reduced to 44 months based upon analysis of historical trends. The impact of this change was not material to the consolidated results of operations.

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

Income Taxes

We recognize deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using tax rates in effect for the year the differences are expected to reverse. We have recorded a valuation allowance on the assumption that it is more likely than not that we will not generate taxable income.

Net Operating Loss Carryforwards

As of June 30, 2009, we had net operating loss carryforwards for U.S. federal and state tax purposes of $752,754 and $713,526, respectively, expiring at various times from years ending 2020 through 2028. In addition, we had net operating loss carryforwards for Canadian tax purposes of $55,289 expiring through 2027. We also had net operating loss carryforwards for United Kingdom tax purposes of $36,328 with no expiration date.

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

Recent Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” (“SFAS No. 168” or the “Codification”). This SFAS replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” It will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On its effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 157-4, “Determining Fair Value When the Volume and Level of

Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim and annual reporting periods that ended after June 15, 2009 The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We do not expect the changes associated with adoption of this FSP will have a material effect on the reporting of our financial results.

In May 2008, the FASB affirmed the consensus of FSP APB Opinion No. 14-1 (“APB 14-1”), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which applies to all convertible debt instruments that have a net settlement feature; which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. FSP APB 14-1 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuer’s nonconvertible debt borrowing rate. Previous guidance provided for accounting for this type of convertible debt instrument entirely as debt. FSP APB 14-1 was effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of FSP APB 14-1 did not have an impact on our financial statements.

In April 2008, the FASB issued FSP No. 142-3 (“FSP 142-3”), “Determination of the Useful Life of Intangible Assets.” FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 was effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Since this guidance applied prospectively, on adoption, there was no impact to our consolidated financial statements.

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

The interest rate on the Second Lien Senior Facility and Convertible Notes are fixed. As of June 30, 2009, if the interest rate on the Company’s variable rate debt changed by 1%, the Company’s annual debt service payment would change by approximately $1,300.

Interest rate risk on investments was minimal since cash on hand at June 30, 2009 was primarily invested in money-market funds. Historically, we invested in a variety of securities that consisted primarily of investments in interest-bearing demand deposit accounts with financial institutions, money market funds and highly liquid debt securities of corporations and municipalities. By policy, we limit the amount of credit exposure to any one issuer. During 2008, due to the economic downturn in the banking industry and in anticipation of the use of cash on hand to repay a portion of our previous convertible notes in November 2008, management decided to convert all of our marketable securities into cash.

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

Part II – Other Information

Item 1.	Legal Proceedings

We are subject to a number of lawsuits, government investigations and claims arising out of the conduct of our business. See a discussion of our litigation matters in Note 2 of Notes to our Consolidated Financial Statements beginning on page 10, which is incorporated herein by reference.

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

Use of Proceeds from Initial Public Offering

On May 23, 2006, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File No. 333-131659) relating to our IPO. After deducting underwriting discounts and commissions and other offering expenses, our net proceeds from the offering equaled approximately $491,144, which includes $1,896 of costs incurred in 2005. We have invested the net proceeds of the offering in short-term, interest bearing securities pending their use to fund our expansion, including funding marketing expenses and operating losses. Except for payments made in 2008 in connection with IP litigation settlements and debt repayment, there has been no material change in our planned use of proceeds from our IPO as described in our final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b). We did not use any of the net proceeds from the IPO until the year ended December 31, 2006. Through June 30, 2009, we used $446,826 of the net proceeds from the IPO to fund operating activities, including $216,125 for IP litigation settlements, $40,327 to noteholders of our previously issued convertible notes and $27,050 for debt related costs related to the Financing in November 2008 and $94,873 for capital expenditures, software development and patent purchases.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

2009 Annual Meeting of Stockholders

We have scheduled the 2009 Annual Meeting of Stockholders for Wednesday, December 2, 2009 (the “2009 Annual Meeting”) in Holmdel, New Jersey. In our proxy statement relating to our 2008 annual meeting of stockholders (the “2008 Annual Meeting”) and our Form 10-Q for the quarterly period ended March 31, 2009, we disclosed the deadlines by which stockholders must notify us of any proposals to be included in the proxy materials distributed by us for the 2009 Annual Meeting.

Because the expected date of the 2009 Annual Meeting has been established for December 2, 2009, which is more than 30 days from the anniversary of our 2008 Annual Meeting, we have set a new deadline for the receipt of stockholder proposals submitted in accordance with Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for inclusion in our proxy materials for the 2009 Annual Meeting. In order to be considered timely, such proposals must be received by our Corporate Secretary no later than August 31, 2009, a reasonable time before we begin to print and mail our proxy materials. Proposals must be sent to our principal executive office: Vonage Holdings Corp., Attn: Corporate Secretary, 23 Main Street, Holmdel, New Jersey 07733 and must also comply with Rule 14a-8 of the Exchange Act regarding the inclusion of stockholder proposals in company-sponsored proxy materials.

        Stockholders also have the right under our bylaws to directly nominate director candidates and make other shareholder proposals by following specified procedures. For a stockholder proposal for the 2009 Annual Meeting that is not intended to be included in our proxy statement under Rule 14a-8, including director nominations, the stockholder must (1) provide the information required by our bylaws and (2) give timely notice to our Corporate Secretary at the address above in accordance with our bylaws, which, in general, require that the notice be received by our Corporate Secretary not earlier than the 120th day prior to the annual meeting, or August 4, 2009, and not later than the close of business on the later of (A) the 90th day prior to the annual meeting, or September 3, 2009, and (B) the tenth day following the day on which notice of the date of the annual meeting is mailed or public disclosure of the date of the annual meeting is made, whichever first occurs. Candidates nominated by stockholders in accordance with the procedures set forth in the bylaws will not be included in our proxy card for the annual meeting.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit
10.1*	Fourth Amendment to Services Agreement, dated May 1, 2009 between Third Party Verification, Inc. and Vonage Network LLC (formerly known as Vonage Network Inc.) (1)

10.2**	Letter Agreement, dated January 28, 2009, between Vonage Holdings Corp. and Theresa Hennesy (1)

10.3**	Letter Agreement, dated February 9, 2009, between Vonage Holdings Corp. and Nicholas P. Lazzaro (1)

10.4**	Letter Agreement, dated March 24, 2009, between Vonage Holdings Corp. and Kimberly O’Loughlin (1)

10.5**	Letter Agreement, dated November 19, 2008, between Vonage Holdings Corp. and Michael A. Tempora (1)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

*	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.
**	Management contract or compensatory plan or arrangement.
(1)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VONAGE HOLDINGS CORP.

Dated: August 6, 2009	By:	/s/ JOHN S. REGO
John S. Rego
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1*	Fourth Amendment to Services Agreement, dated May 1, 2009 between Third Party Verification, Inc. and Vonage Network LLC (formerly known as Vonage Network Inc.) (1)

10.2**	Letter Agreement, dated January 28, 2009, between Vonage Holdings Corp. and Theresa Hennesy (1)

10.3**	Letter Agreement, dated February 9, 2009, between Vonage Holdings Corp. and Nicholas P. Lazzaro (1)

10.4**	Letter Agreement, dated March 24, 2009, between Vonage Holdings Corp. and Kimberly O’Loughlin (1)

10.5**	Letter Agreement, dated November 19, 2008, between Vonage Holdings Corp. and Michael A. Tempora (1)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

*	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.
**	Management contract or compensatory plan or arrangement.
(1)	Filed herewith.