Form 10-Q/A
period 2009-03-31
VONAGE HOLDINGS CORP
filed 2009-09-04
CIK 1272830

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

EXPLANATORY NOTE

Vonage Holdings Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “10-Q/A”) to amend the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 originally filed on May 11, 2009 (the “Form 10-Q”). This filing corrects the computation of diluted net income (loss) per share, originally reflected as $0.03 income per share, to be a diluted net loss of $0.03 per share, as the Company did not originally take into account the change in the fair value of the embedded derivative related to the conversion option in the Company’s convertible notes. Previously reported net income of $5,271 and basic net income per share of $0.03 for the quarter were not affected. Although the error was immaterial to the financial statements for the three months ended March 31, 2009, the Company has elected to file this 10-Q/A rather than wait to reflect the correction in its next periodic filing, which will not be made until November 2009. The revised presentation of diluted net income (loss) per share is set forth in Part I, Item 1 in the Consolidated Statements of Operations and on pages 8 and 9 under “Note 1. Basis of Presentation and Significant Accounting Policies—Significant Accounting Policies—Earnings per Share.”

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, new certifications of the Company’s principal executive officer and principal financial officer are being filed as exhibits to this 10-Q/A and a reference to this has been made in Part II, Item 6.

The remaining items contained within this 10-Q/A consist of all other items originally contained in the Form 10-Q. These remaining items are not amended hereby, but are included for the convenience of the reader. Except for the forgoing amended information, this 10-Q/A continues to describe conditions as of the date of the filing of the Form 10-Q, and the Company has not updated the disclosures contained herein to reflect events that occurred at a later date. The Company is concurrently filing an amendment to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 to similarly correct the computation of diluted net income (loss) per share for the three and six months then ended.

Financial Information Presentation

For the financial information discussed in this Quarterly Report on Form 10-Q/A, other than per share and per line amounts, dollar amounts are presented in thousands, except where noted.

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

VONAGE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2009		2008
Operating Revenues:
Telephony services	$215,643		$216,980
Customer equipment and shipping	8,362		7,637

	224,005		224,617

Operating Expenses:
Direct cost of telephony services (excluding depreciation and amortization of $4,757 and $4,701, respectively)	51,751		56,498
Direct cost of goods sold	20,512		22,072
Selling, general and administrative	68,051		79,392
Marketing	65,695		60,899
Depreciation and amortization	12,896		10,209

	218,905		229,070

Income (loss) from operations	5,100		(4,453)

Other Income (Expense):
Interest income	110		1,400
Interest expense	(13,542)		(5,571)
Change in fair value of embedded derivative	12,970		—
Other, net	801		(164)

	339		(4,335)

Income (loss) before income tax benefit (expense)	5,439		(8,788)

Income tax benefit (expense)	(168)		(173)

Net income (loss)	$5,271		$(8,961)

Net income (loss) per common share:
Basic	$0.03		$(0.06)

Diluted	$(0.03	)(1)	$(0.06)

Weighted-average common shares outstanding:
Basic	156,718		156,034

Diluted	218,787		156,034

(1)	As corrected, see Note 1.

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

Earnings per Share (Corrected)

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

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Subsequent to the issuance of our Form 10-Q for the quarter ended March 31, 2009, we determined we had made an error in the computation of diluted net income per share whereby we did not take into account the change in the fair value of the embedded derivative related to the conversion option in the Convertible Notes. See also “—Embedded Derivative” on page 7. This error resulted in presentation of diluted net income, rather than diluted net loss, per share for the three months ended March 31, 2009. In accordance with Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” we evaluated the materiality of the error from qualitative and quantitative perspectives, and concluded that the error was immaterial to the financial statements for the three months ended March 31, 2009.

The following table reflects the computation of basic net income per share and the impact of the correction to the computation of diluted net income (loss) per share for the three months ended March 31, 2009.

	As Originally Reported	As Corrected	Effect of Correction
	Three Months Ended March 31, 2009
Numerator
Numerator for basic earnings per share-net income	$5,271	$5,271	$—
Add: interest savings on assumed conversion of Convertible Notes	1,242	1,242	$—
Less: change in fair value of embedded derivative		(12,970)	$(12,970)

Numerator for diluted earnings per share	$6,513	$(6,457)	$(12,970)

Denominator
Basic weighted average common shares outstanding	156,718	156,718	—
Dilutive effect of Convertible Notes	62,069	62,069	—

Diluted weighted average common shares outstanding	218,787	218,787	—

Basic net income per share
Basic net income per share	$0.03	$0.03	$—

Diluted net income (loss) per share
Diluted net income (loss) per share	$0.03	$(0.03)	$(0.06)

For the quarters ended March 31, 2009 and 2008, the following were excluded from the calculation of diluted net income (loss) per share because of their anti-dilutive effects:

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

Item 6.	Exhibits

Exhibit Number	Description of Exhibit
10.1	Separation Agreement and General Release dated as of March 27, 2009 by and between Vonage Holdings Corp. and Louis A. Mamakos (1)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

(1)	Previously filed.
(2)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VONAGE HOLDINGS CORP.

Dated: September 4, 2009	By:	/s/ JOHN S. REGO
John S. Rego
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	Separation Agreement and General Release dated as of March 27, 2009 by and between Vonage Holdings Corp. and Louis A. Mamakos (1)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

(1)	Previously filed.
(2)	Filed herewith.