Form 10-Q/A
period 2009-06-30
VONAGE HOLDINGS CORP
filed 2009-09-04
CIK 1272830

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

EXPLANATORY NOTE

Vonage Holdings Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “10-Q/A”) to amend the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 originally filed on August 6, 2009 (the “Form 10-Q”). This filing corrects the computation of diluted net income (loss) per share, originally reflected as $0.05 income per share, to be a diluted net loss of $0.02 per share for the six months ended June 30, 2009, as the Company did not originally take into account the change in the fair value of the embedded derivative related to the conversion option in the Company’s convertible notes. Previously reported net income of $7,556 and basic net income per share of $0.05 for the six months ended June 30, 2009 were not affected. Although the error was immaterial to the financial statements for the three and six months ended June 30, 2009, the Company has elected to file this 10-Q/A rather than wait to reflect the correction in its next periodic filing, which will not be made until November 2009. The revised presentation of diluted net income (loss) per share is set forth in Part I, Item 1 in the Consolidated Statements of Operations and on page 9 under “Note 1. Basis of Presentation and Significant Accounting Policies—Significant Accounting Policies—Earnings per Share.”

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, new certifications of the Company’s principal executive officer and principal financial officer are being filed as exhibits to this 10Q/A and a reference to this has been made in Part II, Item 6.

The remaining items contained within this 10Q/A consist of all other items originally contained in the Form 10-Q. These remaining items are not amended hereby, but are included for the convenience of the reader. Except for the forgoing amended information, this 10Q/A continues to describe conditions as of the date of the filing of the Form 10-Q, and the Company has not updated the disclosures contained herein to reflect events that occurred at a later date. The Company is concurrently filing an amendment to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 to similarly correct the computation of diluted net income (loss) per share for the three months then ended.

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

VONAGE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009		2008
Operating Revenues:
Telephony services	$214,709	$218,738	$430,352		$435,718
Customer equipment and shipping	5,319	8,786	13,681		16,423

	220,028	227,524	444,033		452,141

Operating Expenses:
Direct cost of telephony services (excluding depreciation and amortization of $4,872, $4,728, $9,629 and $9,429, respectively)	51,480	56,586	103,231		113,084
Direct cost of goods sold	16,179	18,533	36,691		40,605
Selling, general and administrative	71,327	77,931	139,378		157,323
Marketing	52,144	65,300	117,839		126,199
Depreciation and amortization	13,848	11,114	26,744		21,323

	204,978	229,464	423,883		458,534

Income (loss) from operations	15,050	(1,940)	20,150		(6,393)

Other Income (Expense):
Interest income	60	1,021	170		2,421
Interest expense	(13,679)	(5,535)	(27,221)		(11,106)
Change in fair value of embedded derivative	1,150	—	14,120		—
Other, net	5	52	806		(112)

	(12,464)	(4,462)	(12,125)		(8,797)

Income (loss) before income tax benefit (expense)	2,586	(6,402)	8,025		(15,190)

Income tax benefit (expense)	(301)	(480)	(469)		(653)

Net income (loss)	$2,285	$(6,882)	$7,556		$(15,843)

Net income (loss) per common share:
Basic	$0.01	$(0.04)	$0.05		$(0.10)

Diluted	$0.01	$(0.04)	$(0.02	)(1)	$(0.10)

Weighted-average common shares outstanding:
Basic	156,928	156,103	156,824		156,068

Diluted	218,997 (1)	156,103	218,893		156,068

(1)	As corrected, see Note 1.

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

Subsequent to the issuance of our Form 10-Q for the quarter ended June 30, 2009, we determined we had made an error in the computation of diluted net income per share whereby we did not take into account the change in the fair value of the embedded derivative related to the conversion option in the Convertible Notes. See also “—Embedded Derivative” on page 8. This error resulted in presentation of diluted net income, rather than diluted net loss, per share for the six months ended June 30, 2009. In accordance with Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” we evaluated the materiality of the error from qualitative and quantitative perspectives, and concluded that the error was immaterial to the financial statements for the three and six months ended June 30, 2009.

The following tables reflects the computation of basic net income per share and the impact of the correction to the computation of diluted net income (loss) per share for the three and six months ended June 30, 2009.

	As Originally Reported	As Corrected	Effect of Correction
	Three Months Ended June 30, 2009
Numerator
Numerator for basic earnings per share-net income	$2,285	$2,285	$—
Add: interest savings on assumed conversion of Convertible Notes	—	1,178	1,178
Less: change in fair value of embedded derivative	—	(1,150)	(1,150)

Numerator for diluted earnings per share	$2,285	$2,313	$28

Denominator
Basic weighted average common shares outstanding	156,928	156,928	—
Dilutive effect of Convertible Notes	—	62,069	62,069

Diluted weighted average common shares outstanding	156,928	218,997	62,069

Basic net income per share
Basic net income per share	$0.01	$0.01	$—

Diluted net income per share
Diluted net income per share	$0.01	$0.01	$—

	As Originally Reported	As Corrected	Effect of Correction
	Six Months Ended June 30, 2009
Numerator
Numerator for basic earnings per share-net income	$7,556	$7,556	$—
Add: interest savings on assumed conversion of Convertible Notes	2,420	2,420	—
Less: change in fair value of embedded derivative		(14,120)	(14,120)

Numerator for diluted earnings per share	$9,976	$(4,144)	$(14,120)

Denominator
Basic weighted average common shares outstanding	156,824	156,824	—
Dilutive effect of Convertible Notes	62,069	62,069	—

Diluted weighted average common shares outstanding	218,893	218,893	—

Basic net income per share
Basic net income per share	$0.05	$0.05	$—

Diluted net income (loss) per share
Diluted net income (loss) per share	$0.05	$(0.02)	$(0.07)

For the three and six months ended June 30, 2009 and 2008, the following table reflects the correction of the items that were excluded from the calculation of diluted net income (loss) per share because of their anti-dilutive effects:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2009	2009	2008	2009	2008
	As Originally Reported	As Corrected	Effect of Correction
Common stock warrants	514	514	—	3,085	514	3,085
Convertible notes (1)	—	—	—	17,824	—	17,824
Convertible Notes	62,069	—	(62,069)	—	—	—
Restricted stock units	3,509	3,509	—	3,938	3,509	3,938
Employee stock options	26,390	26,390	—	21,832	26,390	21,832

	92,482	30,413	(62,069)	46,679	30,413	46,679

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
John S. Rego
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1*	Fourth Amendment to Services Agreement, dated May 1, 2009 between Third Party Verification, Inc. and Vonage Network LLC (formerly known as Vonage Network Inc.) (1)

10.2**	Letter Agreement, dated January 28, 2009, between Vonage Holdings Corp. and Theresa Hennesy (1)

10.3**	Letter Agreement, dated February 9, 2009, between Vonage Holdings Corp. and Nicholas P. Lazzaro (1)

10.4**	Letter Agreement, dated March 24, 2009, between Vonage Holdings Corp. and Kimberly O’Loughlin (1)

10.5**	Letter Agreement, dated November 19, 2008, between Vonage Holdings Corp. and Michael A. Tempora (1)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

*	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.
**	Management contract or compensatory plan or arrangement.
(1)	Previously filed.
(2)	Filed herewith.