Form 10-Q
period 2009-09-30
VONAGE HOLDINGS CORP
filed 2009-11-06
CIK 1272830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2009
Common Stock, par value $0.001	199,815,997 shares

VONAGE HOLDINGS CORP.

Financial Information Presentation

For the financial information discussed in this Quarterly Report on Form 10-Q, other than per share and per line amounts, dollar amounts are presented in thousands, except where noted.

Part I – Financial Information

Item 1.	Financial Statements

VONAGE HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	September 30, 2009	December 31, 2008
	(unaudited)
Assets
Assets
Current assets:
Cash and cash equivalents	$37,819	$46,134
Accounts receivable, net of allowance of $2,429 and $2,045, respectively	16,906	17,696
Inventory, net of allowance of $1,127 and $1,405, respectively	14,097	10,360
Deferred customer acquisition costs, current	18,612	24,002
Prepaid expenses and other current assets	41,935	18,325

Total current assets	129,369	116,517

Property and equipment, net of accumulated depreciation	86,226	98,292
Software, net of accumulated depreciation	31,230	34,368
Deferred customer acquisition costs, non-current	9,317	20,393
Debt related costs, net	7,985	11,541
Restricted cash	40,173	39,585
Intangible assets, net	4,305	5,400
Other assets	9,146	10,809

Total assets	$317,751	$336,905

Liabilities and Stockholders’ Equity (Deficit)
Liabilities
Current liabilities:
Accounts payable	$10,498	$33,978
Accrued expenses	77,755	73,482
Deferred revenue, current portion	61,019	63,155
Current maturities of capital lease obligations	1,434	1,252
Current portion of long-term debt	1,303	1,303

Total current liabilities	152,009	173,170

Notes payable, net of discount	195,398	192,747
Derivative embedded within convertible note, at fair value	27,560	—
Deferred revenue, net of current portion	11,006	23,058
Capital lease obligations, net of current maturities	19,854	20,947
Other liabilities, net of current portion in accrued expenses	13,854	17,725

Total liabilities	419,681	427,647

Commitments and Contingencies
Stockholders’ Equity (Deficit)
Common stock, par value $0.001 per share; 596,950 shares authorized at September 30, 2009 and December 31, 2008; 199,127 and 158,201 shares issued at September 30, 2009 and December 31, 2008, respectively; 197,425 and 156,648 shares outstanding at September 30, 2009 and December 31, 2008, respectively	199	158
Additional paid-in capital	1,008,303	980,768
Stock subscription receivable	(5,195)	(5,195)
Accumulated deficit	(1,092,637)	(1,052,861)
Treasury stock, at cost, 1,702 shares at September 30, 2009 and 1,553 at December 31, 2008	(12,843)	(12,704)
Accumulated other comprehensive income (loss)	243	(908)

Total stockholders’ equity (deficit)	(101,930)	(90,742)

Total liabilities and stockholders’ equity (deficit)	$317,751	$336,905

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Operating Revenues:
Telephony services	$216,085	$216,092	$646,437	$651,810
Customer equipment and shipping	5,420	9,678	19,101	26,101

	221,505	225,770	665,538	677,911

Operating Expenses:
Direct cost of telephony services (excluding depreciation and amortization of $4,371, $4,908, $14,000 and $14,337, respectivel	52,044	56,502	155,275	169,586
Direct cost of goods sold	17,727	20,835	54,418	61,440
Selling, general and administrative	63,187	73,035	202,565	230,358
Marketing	57,393	64,911	175,232	191,110
Depreciation and amortization	12,881	13,347	39,625	34,670

	203,232	228,630	627,115	687,164

Income (loss) from operations	18,273	(2,860)	38,423	(9,253)

Other Income (Expense):
Interest income	58	544	228	2,965
Interest expense	(13,690)	(5,504)	(40,911)	(16,610)
Change in fair value of derivatives	(62,998)	—	(48,878)	—
Gain (loss) on extinguishment of notes	3,816	—	3,816	—
Other, net	15	46	821	(66)

	(72,799)	(4,914)	(84,924)	(13,711)

Income (loss) before income tax benefit (expense)	(54,526)	(7,774)	(46,501)	(22,964)

Income tax benefit (expense)	(29)	(43)	(498)	(696)

Net income (loss)	$(54,555)	$(7,817)	$(46,999)	$(23,660)

Net income (loss) per common share:
Basic	$(0.33)	$(0.05)	$(0.29)	$(0.15)

Diluted	$(0.33)	$(0.05)	$(0.29)	$(0.15)

Weighted-average common shares outstanding:
Basic	167,666	156,299	160,477	156,146

Diluted	167,666	156,299	160,477	156,146

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(46,999)	$(23,660)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization and impairment charges	38,530	32,563
Amortization of intangibles	1,095	2,107
Change in fair value of derivatives	48,878	—
(Gain) loss on early extinguishment of notes	(3,816)	—
Beneficial conversion on interest in kind on convertible notes	—	93
Amortization of discount on notes	4,109	—
Accrued interest paid in-kind	12,513	—
Allowance for doubtful accounts	689	(63)
Allowance for obsolete inventory	1,911	1,116
Amortization of debt related costs	2,224	2,482
Loss on disposal of fixed assets	—	12
Share-based expense	6,893	9,203
Changes in operating assets and liabilities:
Accounts receivable	192	(4,847)
Inventory	(5,515)	7,747
Prepaid expenses and other current assets	(23,564)	(9,723)
Deferred customer acquisition costs	16,641	8,661
Due from related parties	—	2
Other assets	1,663	633
Accounts payable	(23,604)	(11,244)
Accrued expenses	3,873	(2,252)
Deferred revenue	(14,624)	(2,729)
Other liabilities	(4,429)	(3,930)

Net cash provided by (used in) operating activities	16,660	6,171

Cash flows from investing activities:
Capital expenditures	(11,719)	(8,417)
Purchase of intangible assets	—	(560)
Purchase of marketable securities	—	(21,375)
Maturities and sales of marketable securities	—	101,316
Acquisition and development of software assets	(11,516)	(23,589)
Increase in restricted cash	(438)	(3,162)

Net cash provided by (used in) investing activities	(23,673)	44,213

Cash flows from financing activities:
Principal payments on capital lease obligations	(911)	(752)
Principal payments on notes	(1,483)	—
Debt related costs	(251)	(8,601)
Proceeds from subscription receivable, net	—	9
Proceeds from directed share program, net	—	62
Proceeds from exercise of stock options	57	48

Net cash provided by (used in) financing activities	(2,588)	(9,234)

Effect of exchange rate changes on cash	1,286	(425)

Net change in cash and cash equivalents	(8,315)	40,725
Cash and cash equivalents, beginning of period	46,134	71,542

Cash and cash equivalents, end of period	$37,819	$112,267

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$22,050	$14,033

Income taxes	$1,019	$696

Non-cash financing transactions during the periods for:
Conversion of convertible notes into common stock:
Third lien convertible notes, net of discount and debt related costs	$8,846	$—

Embedded derivative liability within third lien convertible notes	$53,480	$—

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Stock Subscription Receivable	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2008	$158	$980,768	$(5,195)	$(1,052,861)	$(12,704)	$(908)	$(90,742)
Opening adjustment-adoption of FASB ASC 815		(37,884)		7,223			(30,661)
Stock option exercises	1	56					57
Share-based expense		6,893					6,893
Share-based award activity					(139)		(139)
Convertible notes conversion	40	58,470					58,510
Comprehensive income (loss):
Foreign currency translation adjustment						1,151	1,151
Net income (loss)				(46,999)			(46,999)

Total comprehensive income (loss)	—	—	—	(46,999)	—	1,151	(45,848)

Balance at September 30, 2009	$199	$1,008,303	$(5,195)	$(1,092,637)	$(12,843)	$243	$(101,930)

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 1. Basis of Presentation and Significant Accounting Policies

Nature of Operations

Vonage Holdings Corp. (“Vonage”, “Company”, “we”, “our”, “us”) is incorporated as a Delaware corporation. We are a technology company that leverages software to enable high-quality voice and messaging services across multiple devices and locations over broadband networks. Our technology serviced approximately 2.45 million subscriber lines as of September 30, 2009. While customers in the United States represented 94% of our subscriber lines at September 30, 2009, we also serve customers in Canada and the United Kingdom.

Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations, cash flows and statement of stockholders’ equity (deficit) for the periods presented. The results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.

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

•

assumptions used for the purpose of determining share-based compensation and the fair value of our stock warrant using the Black-Scholes option pricing model (“Model”), and various other assumptions that we believed to be reasonable. The key inputs for this Model are stock price at valuation date, strike price, the dividend yield, risk-free interest rate, life in years and volatility; and

•

assumptions used to determine the fair value of the embedded derivative within our convertible notes using the Monte Carlo simulation model. The key inputs are maturity date, risk-free interest rate, current share price and historical volatility of our common stock.

We base our estimates on historical experience, available market information, appropriate valuation methodologies, and on various other assumptions that we believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Prepaid Expenses and Other Current Assets

	September 30, 2009	December 31, 2008
Telecommunications	$9,926	$2,977
Marketing	3,562	4,367
Inventory	9,497	5
Insurance	3,035	1,739
Software and hardware maintenance and support	6,066	2,814
Nontrade receivables	5,391	4,710
Services	2,783	1,149
Other prepaids	1,675	564

	$41,935	$18,325

Restricted Cash and Letters of Credit

Our credit card processors have established reserves to cover any exposure that they may have as we collect revenue in advance of providing services to our customers, which is a customary practice for companies that bill their customers in advance of providing services. As such, we provided our credit card processors with cash reserves of $22,173 and a cash collateralized letter of credit for $10,500 and $10,413 as of September 30, 2009 and December 31, 2008, respectively. We also had a cash collateralized letter of credit for $7,350 and $7,000 as of September 30, 2009 and December 31, 2008, respectively, related to lease deposits for our offices. The total amount of collateralized letters of credit was $18,000 and $17,562 at September 30, 2009 and December 31, 2008, respectively. In the aggregate, cash reserves and collateralized letters of credit of $40,173 and $39,585 were recorded as long-term restricted cash at September 30, 2009 and December 31, 2008, respectively.

Commencing October 1, 2009, all specified unrestricted cash above $30,000, subject to certain adjustments, is swept into a concentration account (the “Concentration Account”), and until the balance in the Concentration Account is at least equal to $30,000, we may not access or make any withdrawals from the Concentration Account. Thereafter, with limited exceptions, we will have the right to withdraw funds from the Concentration Account in excess of $30,000. We made an initial funding of $114 into the Concentration Account with no subsequent funding through November 6, 2009, which will be reflected as restricted cash prospectively.

Software Costs

We capitalize certain costs, such as purchased software and internally developed software that we use for customer acquisition and customer care automation tools, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-40, “Internal-Use Software”. Computer software is stated at cost less accumulated amortization and the estimated useful life is two to three years. Total computer software was $62,397 and $53,429 at September 30, 2009 and December 31, 2008, respectively, substantially all of which were external costs. Accumulated amortization was $31,167 and $19,061 at September 30, 2009 and December 31, 2008, respectively. Amortization expense was $5,314 and $4,322, including impairment of $0 and $772, for the three months ended September 30, 2009 and 2008, respectively, and $14,657 and $9,052, including impairment of $969 and $772, for the nine months ended September 30, 2009 and 2008, respectively.

Long-Lived Assets

We review the carrying values of our property and equipment for possible impairment whenever circumstances indicate the carrying amount of an asset may not be recoverable. An impairment loss is recognized to the extent the sum of the undiscounted estimated future cash flow expected to result from the use of the asset is less than the carrying value. We incurred impairment losses of $81 and $1,447, respectively, for the three months ended September 30, 2009 and 2008, and $2,511 and $1,847, respectively, for the nine months ended September 30, 2009 and 2008. The impairment is mainly for marketing displays, network equipment and computer hardware. Impairment is recorded in the statement of operations as part of depreciation expense.

Debt Related Costs

Costs incurred in raising debt are deferred and amortized as interest expense using the effective interest method over the life of the debt. In connection with our financing transaction in November 2008, we recorded debt related costs of $12,270, which are being amortized over the life of the debt which is five years and seven years. Amortization expense related to these costs is included in interest expense in the consolidated statements of operations and was $708 and $2,224, for the three and nine months ended September 30, 2009, respectively. Accumulated amortization of debt related costs was $4,286 and $478 at September 30, 2009 and December 31, 2008, respectively, including a $1,583 write off of debt related costs associated with the conversion of convertible notes for the three months ended September 30, 2009.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Intangible Assets

Intangible assets acquired in the settlement of litigation or by direct purchase are accounted for based upon the fair value of assets received.

Patents

In June 2006, we purchased three patents related to the compression of packetized digital signals commonly used in Voice over Internet Protocol (“VoIP”) technology at a cost of $5,268. In July 2006, we began amortizing the cost of these patents over their estimated useful lives of 2.7 years. Amortization expense was $424 for the nine months ended September 30, 2009, and $484 and $1,453 for the three and nine months ended September 30, 2008, respectively. These patents were fully amortized as of March 31, 2009.

In October 2007, in connection with the settlement of our patent litigation with Sprint, we acquired a license to use Sprint’s portfolio of “Voice over Packet” patents. The fair value assigned to these patents was $5,500. We began amortizing the cost of these patents in October 2007 over their patent lives of 6.6 years. Amortization expense was $206 for the three months ended September 30, 2009 and 2008, respectively, and $619 for the nine months ended September 30, 2009 and 2008, respectively. Annual amortization is approximately $825.

Trademark

In April 2008, in connection with the settlement of a trademark dispute, we acquired the right to use the trademark in question. The fair value assigned to the trademark was $560. This trademark is being amortized over its remaining life of 8 years. Amortization expense was $17 for the three months ended September 30, 2009 and 2008, respectively, and was $52 and $35 for the nine months ended September 30, 2009 and 2008, respectively. Annual amortization is approximately $70.

Accrued Expenses

	September 30 2009	December 31, 2008
Marketing	$10,974	$14,482
Compensation and related taxes and temporary labor	13,997	14,776
Telecommunications	10,611	10,614
Professional fees	3,241	3,439
Litigation	7,713	5,343
Taxes and fees	17,529	14,313
Customer credits	4,943	2,172
Inventory	524	874
Credit card fees	438	549
Accrued interest	3,312	3,350
Other accruals	4,473	3,570

	$77,755	$73,482

Derivatives

In accordance with FASB ASC 815, “Derivatives and Hedging”, which we adopted on January 1, 2009, our $18,000, 20% senior secured third lien notes due 2015 (the “Convertible Notes”) contain an embedded derivative that requires separate valuation from the Convertible Notes. We recognize this embedded derivative as a liability in our consolidated balance sheet at its fair value each period and recognize any change in the fair value in our statement of operations in the period of change. We estimate the fair value of the embedded derivative using available market information and appropriate valuation methodologies (see Note 3).

On April 17, 2002, Vonage’s principal stockholder, who is also our Chairman, received a warrant to purchase 514 shares of Common Stock at an exercise price of $0.70 per share that expires on June 20, 2012. As a result of the issuance of our Convertible Notes, the exercise price was reduced to $0.58. In accordance with FASB ASC 815, “Derivatives and Hedging”, the warrant had a fair value of $558 which was included as an other liability in the consolidated balance sheet as of September 30, 2009 and in other income (expense) net in our statement of operations for the three and nine months ended September 30, 2009. Each reporting date we will update the fair value with any difference reflected within other income (expense), net in the consolidated statement of operations. We estimate the fair value of the warrant using available market information and appropriate valuation methodologies.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Fair Value of Financial Instruments

Effective January 1, 2008, we adopted FASB ASC 820-10-25, “Fair Value Measurements and Disclosures.” This standard establishes a framework for measuring fair value and expands disclosure about fair value measurements. We did not elect fair value accounting for any assets and liabilities allowed by FASB ASC 825, “Financial Instruments”.

FASB ASC 820-10 defines fair value as the amount that would be received for an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC 820-10 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. FASB ASC 820-10 describes the following three levels of inputs that may be used:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2: Observable prices that are based on inputs not quoted on active markets but corroborated by market data. Our common stock warrant with a value of $558 as of September 30, 2009 is included as a Level 2 liability.

Level 3: Unobservable inputs when there is little or no market data available, thereby requiring an entity to develop its own assumptions. The fair value hierarchy gives the lowest priority to Level 3 inputs. The embedded derivative within our Convertible Notes with a value of $27,560 as of September 30, 2009 is included as a Level 3 liability.

The following tables set forth the inputs as of September 30, 2009 and January 1, 2009 and a summary of changes in the the fair value of our Level 3 liabilities for the three and nine months ended September 30, 2009:

	September 30, 2009	January 1, 2009
Maturity date	October 31, 2015	October 31, 2015
Risk- free interest rate	2.77%	2.24%
Price of common stock	$1.39	$0.66
Volatility	109%	87%

Liabilities:	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Beginning balance	$18,600	$32,720
Increase in value for notes converted	41,461	32,337
Fair value adjustment for notes converted	(53,480)	(53,480)
Total unrealized loss in earnings	20,979	15,983

Ending balance	$27,560	$27,560

Fair Value of Other Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their short maturities. The carrying amounts of our capital leases approximate fair value of these obligations based upon management’s best estimates of interest rates that would be available for similar debt obligations at September 30, 2009. We believe the fair value of our debt at September 30, 2009 was approximately the same as its carrying amount as market conditions, including available interest rates, credit spread relative to our credit rating, and illiquidity, remain relatively unchanged from the issuance date of our debt.

Earnings per Share

Net income (loss) per share has been computed according to FASB ASC 260, “Earnings per Share”, which requires a dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS represents net income (loss) divided by the weighted average number of common shares outstanding during a reported period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, including warrants, stock options and restricted stock units under our 2001 Stock Incentive Plan and 2006 Incentive Plan, and the Convertible Notes, were exercised or converted into common stock. The dilutive effect of outstanding warrants, stock options and restricted stock units is reflected in diluted earnings per share by application of the treasury stock method. In applying the treasury stock method for stock-based compensation arrangements, the assumed proceeds are computed as the sum of the amount the employee must pay upon exercise and the amounts of average unrecognized compensation cost attributed to future services. The dilutive effect of the Convertible Notes is reflected in diluted earnings per share using the if-converted method.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

For the three and nine months ended September 30, 2009 and 2008, the following were excluded from the calculation of diluted earnings per common share because of their anti-dilutive effects:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Common stock warrants	514	514	514	514
Convertible notes (1)	—	17,824	—	17,824
Convertible Notes	21,962	—	21,962	—
Restricted stock units	2,983	3,306	2,983	3,306
Employee stock options	27,717	29,593	27,717	29,593

	53,176	51,237	53,176	51,237

(1) refers to our convertible notes previously issued in December 2005 and January 2006.

Facility Exit and Restructuring Costs

In June 2009, we announced the closing of our office facility in Canada. The facility exit and restructuring costs for the three and nine months ended September 30, 2009 were $340 and $2,464, respectively. For the three and nine months ended September 30, 2009, these costs included $89 and $1,063, respectively, for severance and personnel-related costs which were recorded as selling, general and administrative in the statement of operations, $153 and $652, respectively, for lease termination and facilities-related costs which were recorded as selling, general and administrative in the statement of operations and $97 and $749, respectively, for asset impairments which were recorded in the statement of operations as part of depreciation expense. As of September 30, 2009, all of these costs were paid.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 (“ASU 2009-13”) “Revenue Recognition (ASC 605), Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force (“EITF”). This ASU provides amendments to the criteria in FASB ASC 605-25 for separating consideration in multiple-deliverable arrangements. ASU 2009-13 changes existing rules regarding recognition of revenue in multiple deliverable arrangements and expands ongoing disclosures about the significant judgments used in applying its guidance. It will be effective for revenue arrangements entered into or materially modified in the fiscal year beginning on or after June 15, 2010. Early adoption is permitted on a prospective or retrospective basis. We are currently evaluating the impact of ASU 2009-13 on our financial statements.

In June 2009, the FASB issued FASB ASC 820-10, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This ASC provides additional guidance for estimating fair value in accordance with FASB ASC 820-10, when the volume and level of activity for the asset or liability have significantly decreased. This ASC also includes guidance on identifying circumstances that indicate a transaction is not orderly. This ASC is effective for interim and annual reporting periods that ended after June 15, 2009. The ASC does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this ASC requires comparative disclosures only for periods ending after initial adoption. The adoption of FASB ASC 820-10 did not have a material impact on our financial statements.

In May 2008, the FASB affirmed the consensus of FASB ASC 470-20, “Debt with Conversion and other Options (Including Partial Cash Settlement),” which applies to all convertible debt instruments that have a net settlement feature; which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. FASB ASC 470-20 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuer’s nonconvertible debt borrowing rate. Previous guidance provided for accounting for this type of convertible debt instrument entirely as debt. FASB ASC 470-20 was effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of FASB ASC 470-20 did not have an impact on our financial statements.

In April 2008, the FASB issued FASB ASC 350-30, “General Intangibles Other than Goodwill.” FASB ASC 350-30 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB ASC 350-30, “General Intangibles Other than Goodwill.” This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations after their acquisitions. FASB ASC 350-30 was effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Since this guidance applied prospectively, on adoption, there was no impact to our consolidated financial statements.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

In February 2008, the FASB amended FASB ASC 820, which delayed the effective date of FASB ASC 820 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. The full adoption of FASB ASC 820 did not have a material impact on our consolidated financial position, results of operations or cash flows.

Note 2. Commitments and Contingencies

Litigation

State Attorney General Proceedings. In 2008, Vonage learned that an initial group of twenty-eight states’ attorneys general had begun an investigation into certain of our business practices. We have received document requests from twenty-two of the participating states. The requests seek information that Vonage previously produced to the Wisconsin Attorney General as part of an investigation commenced in November 2007, which consisted of, among other things, sales and retention marketing scripting, advertising disclosures, and information related to our money back guarantee. The most recent requests also seek, among other things, information related to marketing and billing practices, as well as early termination fees. To date, none of the attorney generals have filed a complaint against us or taken other formal action. We have fully cooperated in the investigation and have reached a tentative settlement with the states’ attorneys general to resolve the investigation. The proposed terms of the settlement are being circulated among the thirty-two participating states for consideration, and, if approved, will be finally executed by the Company and the representatives of the participating states and filed for Court approval where such approval is required. We previously made a reserve in connection with this matter in an amount material to our consolidated statement of operations for the three and six months ended June 30, 2009, respectively, and in September 2009 made a payment into escrow for a portion of the proposed settlement amount. If the settlement is approved, we do not believe that any future amounts recorded in connection with this matter will be material to our financial position, results of operations or cash flows.

IPO Litigation. During June and July 2006, Vonage, several of our officers and directors, and the firms who served as the underwriters in our IPO were named as defendants in several purported class action lawsuits arising out of our IPO. On January 9, 2007, the Judicial Panel on Multidistrict Litigation transferred all complaints to the District of New Jersey. On September 7, 2007, the Court appointed Zyssman Group as the lead plaintiff, and the law firm of Zwerling, Schachter and Zwerling, LLP as lead counsel. On November 19, 2007, the plaintiffs filed the Amended Complaint, which generally alleges: (i) defendants made misstatements regarding subscriber line growth and average monthly churn rate; (ii) defendants failed to disclose problems with facsimile transmissions and a pending fax litigation case; (iii) defendants failed to disclose all patent infringement claims and issues; and (iv) that the Directed Share Program suffered from various infirmities. On January 18, 2008, defendants filed their motions to dismiss the Amended Complaint. On April 6, 2009, the Court hearing the matter dismissed three claims with leave to amend two of them, and declined at such time to dismiss two of the other claims. On April 20, 2009, the plaintiffs filed a motion asking the Court to reconsider the partial dismissal of their claims. On June 3, 2009, the Court granted-in-part and denied-in-part plaintiffs’ motion for reconsideration. On June 16, 2009, Vonage and plaintiffs reached an agreement in principle to settle the litigation, which will include a release and dismissal of all stockholder claims against Vonage and its individual directors and officers who were named as defendants. The settlement is subject to Court approval. On August 25, 2009, the Court entered an Order Preliminarily Approving Settlement, Approving Notice, and Scheduling Fairness Hearing. The fairness hearing on the settlement is scheduled for December 4, 2009. The settlement will be funded by our liability insurance under our directors and officers liability insurance policy.

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

For example, there are various class actions, on behalf of both nationwide and state classes, pending in New Jersey, Washington and California generally alleging that we delayed and/or refused to allow consumers to cancel their Vonage service; failed to disclose procedural impediments to cancellation; failed to adequately disclose that their 30-day money back guarantee does not give consumers 30 days to try out our services; suppressed and concealed the true nature of our services and disseminated false advertising

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

about the quality, nature and terms of our services; imposed an unlawful early termination fee; and invoked unconscionable provisions of our Terms of Service to the detriment of customers. On May 11, 2007, plaintiffs in one action petitioned the Judicial Panel on Multidistrict Litigation (the “Panel”), seeking transfer and consolidation of the pending actions to a single court for coordinated pretrial proceedings. In an Order dated August 15, 2007, the Panel transferred the pending actions to the United States Court for the District of New Jersey, captioned In re Vonage Marketing and Sales Practices Litigation, MDL No. 1862, Master Docket No. 07-CV-3906 (USDC, D.N.J.). On October 1, 2007, counsel for one group of plaintiffs moved before the Court for Consolidation and Appointment of Co-Lead Counsel of the actions, and requested time to file an Amended Consolidated Complaint. On November 6, 2008, the Court entered an Order Granting Consolidation and Appointment of Co-Lead Counsel, and ordered that a consolidated Complaint be filed within 45 days, which Complaint was filed on December 19, 2008. On February 6, 2009, we filed a Motion to Compel Arbitration. On September 1, 2009, the Court denied without prejudice the Motion to Compel Arbitration. Pursuant to the Court’s September 1, 2009 Order, the parties are limited to conducting certain discovery until November 2, 2009. The Company must re-file a Motion to Compel Arbitration or for similar relief by December 2, 2009 or else a schedule will be entered for all remaining discovery, including on class certification. The Company currently intends to re-file a Motion to Compel Arbitration.

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

City of New York vs. Verizon and Vonage. On April 21, 2008, the City of New York and the Sheriff of the City of New York filed a complaint (“NYC Complaint”) in New York State Court against Verizon and Vonage, arising out of collection efforts on the $58,000 judgment entered against Vonage in the Verizon vs. Vonage patent litigation. The City alleges that either Verizon or Vonage is liable for $2,900, which represents a poundage fee of 5% of the value of the property sought to be levied upon. On May 13, 2008, Vonage filed a motion to dismiss one count of the NYC Complaint. On May 16, 2008, Verizon filed a motion to dismiss the NYC Complaint in its entirety. The Court denied both motions. On March 19, 2009, Verizon filed a motion for an order granting summary judgment and dismissing all claims against Verizon and on May 1, 2009, Vonage filed a cross-motion for summary judgment seeking dismissal of all claims against Vonage. After Verizon’s and Vonage’s cross-motions for summary judgment were filed and fully briefed, the City advised that it had reached a settlement with Verizon, and it subsequently dismissed its claims against Verizon. The parties are currently engaged in discovery and a decision is pending regarding Vonage’s cross-motion for summary judgment.

PC Management. By letter dated February 2, 2009, PC Management, Inc. (“PCM”) provided written notice to us of its intent to arbitrate a dispute concerning PCM’s right to an early termination fee under a Master Services Agreement (“MSA”) for mobile services. On April 29, 2009, PCM submitted its Arbitration Demand alleging a breach of the MSA and seeking damages, including interest, attorneys’ fees, expenses and arbitration costs, in an amount in excess of $1,875. The parties reached a confidential settlement of the dispute, and the arbitration was dismissed on September 9, 2009. The payment of the settlement amount was immaterial to our consolidated statement of operations for the three and nine months ended September 30, 2009.

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

Centre One. On December 5, 2008, Centre One filed a lawsuit against Vonage and its subsidiary Vonage America Inc. in the United States District Court for the Eastern District of Texas alleging that some of Vonage’s products and services are covered by a patent held by Centre One (United States Patent No. 7,068,668) entitled “Method and Apparatus for Interfacing a Public Switched Telephone Network and an Internet Protocol Network for Multi-Media Communication”. The suit also named Verizon Communications Inc. and deltathree Inc. as defendants. Vonage believes Centre One is a firm owned by a sole inventor. We filed our Answer to the Complaint on February 23, 2009, along with a motion to transfer this matter to the United States District Court for the District of New Jersey. On April 2, 2009, we filed a motion to sever the case against us from the case against the other defendants. During oral argument on the motions on June 22, 2009, the Court orally denied the motions to transfer and to sever. On June 22, 2009, the United States Patent and Trademark Office (“PTO”) granted Verizon’s April 30, 2009 request for inter partes reexamination of the claims of Centre One’s patent and issued an office action rejecting on multiple grounds as not patentable certain claims of Centre One’s patent. On July 9, 2009, Vonage and Verizon moved to stay the litigation pending the resolution of the inter partes reexamination. On August 13, 2009, Vonage filed an Amended Answer to First Amended Complaint and Counterclaims in which Vonage added an affirmative defense and counterclaim for a declaration of unenforceability due to inequitable conduct. On September 18, 2009, Centre One filed a Motion for Leave to Supplement its P.R. 3-1 Infringement Contentions in which it seeks to withdraw its allegations of infringement of certain patent claims based on amendments made during the pending reexamination proceedings, and add allegations of infringement of other patent claims. On October 2, 2009, Vonage filed a request for inter partes reexamination of the claims of Centre One’s patent.

From time to time, in addition to those identified above, Vonage is subject to legal proceedings, claims, investigations and proceedings in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. In accordance with generally accepted accounting principles, Vonage makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss or range of loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. For the quarter ended June 30, 2009, we recorded an additional reserve of $5,000 to cover the potential exposure relating to litigation and contractual disputes; $1,000 and $600 has been recorded as a reduction to customer equipment and shipping and telephony services revenue, respectively, and $3,400 has been recorded as selling, general and administrative expense in the consolidated statement of operations. During the quarter ended September 30, 2009, we made full payment to settle PC Management matter and made a payment into escrow for a portion of the proposed settlement amount with respect to the State Attorney General Proceedings. Litigation is inherently unpredictable. We believe that we have valid defenses with respect to the legal matters pending against Vonage and are vigorously defending these matters. Given the uncertainty surrounding litigation and our inability to assess the likelihood of a favorable or unfavorable outcome in the above noted matters, it is possible that the resolution of one or more of these matters could have a material adverse effect on our consolidated financial position, cash flows or results of operations.

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

Federal – Local Number Portability

On May 13, 2009, the FCC adopted an order that reduced to one business day the amount of time that a telecommunications provider such as Vonage has to port a telephone number to another provider. The North American Numbering Council proposed processes to implement the one-day requirement on November 2, 2009. Telecommunication providers have nine months to implement the process before the one-day requirement becomes effective on July 31, 2010. If Vonage, or third parties it relies upon for porting, have difficulty complying with the new one-day porting requirement after the effective date, it could be subject to FCC enforcement action.

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

On July 16, 2009, the Nebraska Public Service Commission and the Kansas Corporation Commission filed a petition with the FCC seeking a declaratory ruling or, alternatively, adoption of a rule declaring that state authorities may apply universal service funding requirements to nomadic VoIP providers. A declaratory ruling could have the effect of overruling the May 1, 2009 8th Circuit decision in the Nebraska Public Service Commission litigation discussed above, and could include a finding that the FCC’s 2004 declaratory ruling did not preempt states from assessing services provided by nomadic VoIP providers, such as Vonage, to support state universal service funding. The alternative action requested by the Nebraska Public Service Commission and Kansas Corporation Commission, adoption of a rule, could result in a finding that it is in the public interest to allow states to assess services provided by nomadic VoIP providers, such as Vonage, for state universal service funding on a going forward basis. In addition to this effort, we expect that state public utility commissions and state legislators will continue their attempts to apply state telecommunications regulations to nomadic VoIP service.

State and Municipal Taxes

For a period of time, we did not collect or remit state or municipal taxes (such as sales, excise, utility, use and ad valorem taxes), fees or surcharges (“Taxes”) on the charges to our customers for our services, except that we historically complied with the New Jersey sales tax. We have received inquiries or demands from a number of state and municipal taxing and 911 agencies seeking payment of Taxes that are applied to or collected from customers of providers of traditional public switched telephone network services. Although we have consistently maintained that these Taxes do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations, a number of states have changed their statutes as part of the streamlined sales tax initiatives and we are now collecting and remitting sales taxes in those states. In addition, a few states address how VoIP providers should contribute to support public safety agencies, and in those states we began to remit fees to the appropriate state

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

agencies. We have also contacted authorities in each of the other states to discuss how we can financially contribute to the 911 system. We do not know how all these discussions will be resolved, but there is a possibility that we will be required to pay or collect and remit some or all of these Taxes in the future. Additionally, some of these Taxes could apply to us retroactively. As such, we have a reserve of $3,790 at September 30, 2009 as our best estimate of the potential tax exposure for any retroactive assessment. We believe the maximum estimated exposure for retroactive assessments is $13,808 as of September 30, 2009.

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

We used the net proceeds of the Financing of $213,133 ($220,300 principal amount less original issue discount of $7,167) plus $40,327 of cash on hand, to repurchase $253,460 of our convertible notes issued in December 2005 and January 2006 (the “Previous Convertible Notes”) in a tender offer that expired on November 3, 2008. For holders of the new debt who were also holders of the Previous Convertible Notes, we recorded a loss on early extinguishment of notes of $30,570 on $174,263 of the repurchase in accordance with FASB ASC 470-50 “Debt Modification and Extinguishment”. For this $174,263 of the Financing, the First Lien Senior Facility, Second Lien Senior Facility and Convertible Notes were recorded at fair market value of $183,935 with $85,184 allocated to the First Lien Senior Facility, $54,620 allocated to the Second Lien Senior Facility and $44,131 allocated to the Convertible Notes. The excess of the fair market value of the Financing over the Previous Convertible Notes of $9,672, plus $20,452 in fees paid to the holders of the Previous Convertible Notes, $414 of unamortized debt related costs on the Previous Convertible Notes and $32 of unamortized beneficial conversion related to the Previous Convertible Notes comprised the $30,570.

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

For the First Lien Senior Facility, an aggregate value of $105,322 or a discount of $24,978 was recorded. This discount is currently amortized to interest expense over the life of the loan using the effective interest method. The accumulated amortization was $4,190 and $766 at September 30, 2009 and December 31, 2008, respectively. The amortization for the three and nine months ended September 30, 2009 was $1,159 and $3,425, respectively.

For the Second Lien Senior Facility, an aggregate value of $67,273 or a discount of $4,727 was recorded. This discount is currently amortized to interest expense over the life of the loan using the effective interest method. The accumulated amortization was $601 and $116 at September 30, 2009 and December 31, 2008, respectively. The amortization for the three and nine months ended September 30, 2009 was $164 and $485, respectively.

For the Convertible Notes, an aggregate value of $55,884 or a premium of $37,884 was recorded. Given the magnitude of the premium, this amount was recorded as additional-paid-in capital as prescribed in FASB ASC 470-20-25 “Debt with Conversions and Other Options-Recognition”.

The following descriptions summarize certain material terms of the Financing as provided in the Credit Documentation.

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

Second Lien Senior Facility

The loans under the Second Lien Senior Facility will mature in October 2015. Principal amounts under the Second Lien Senior Facility will be repayable in quarterly installments of $1,800 commencing the later of: (i) the last day of the fiscal quarter after payment-in-full of amounts under the First Lien Senior Facility and (ii) December 31, 2012, with the balance due in October 2015. Amounts under the Second Lien Senior Facility bear interest at 20% payable quarterly in arrears and payable in-kind, or PIK, beginning December 31, 2008 until the third anniversary of the effective date and thereafter 20% payable quarterly in arrears in cash. If the First Lien Senior Facility has not been refinanced in full by the third anniversary of the effective date, then until such refinancing has occurred 70% of the interest due will be payable in cash with the balance payable in PIK. The amount of PIK interest as of September 30, 2009 and December 31, 2008 was $14,171 and $2,320, respectively. After payment-in-full of amounts under the First Lien Senior Facility or in the event mandatory payments are waived by lenders under the First Lien Senior Facility, the Second Lien Senior Facility will be subject to prepayment obligations and premiums consistent with those for the First Lien Senior Facility. Voluntary prepayments for the Second Lien Senior Facility may be made at any time subject to a make-whole.

Third Lien Convertible Notes

Subject to conversion, repayment or repurchase of the Convertible Notes, the Convertible Notes mature in October 2015. Subject to customary anti-dilution adjustments (including triggers upon the issuance of common stock below the market price of the common stock or the conversion price of the Convertible Notes), the Convertible Notes are convertible into shares of our common stock at a rate equal to 3,448.2759 shares for each $1,000 principal amount of Convertible Notes, or approximately $0.29 per share. A permanent increase in the conversion rate, resulting in the issuance of additional shares, may occur if a fundamental change occurs. During the quarter ended September 30, 2009, we received Notices of Conversion from certain note holders indicating their desire to convert their Convertible Notes. In the aggregate $11,631 principal amount of Convertible Notes were converted into 40,107 shares of our common stock. As of September 30, 2009, there were $6,369 principal amount of Convertible Notes outstanding.

Amounts under the Convertible Notes bear interest at 20% that accrues and compounds quarterly until October 30, 2011 at which time such accrued interest may be paid in cash. Any accrued interest not paid in cash on such date will continue to bear interest at 20% that accrues and compounds quarterly and is payable in cash on the maturity date of the Convertible Notes. After October 30, 2011, principal on Convertible Notes will bear interest at 20% payable quarterly in arrears in cash. However, if the First Lien Senior Facility has not been refinanced in full by October 31, 2011, then until such refinancing occurs, the cash interest will be capped at 14% with the balance of 6% accruing and compounding interest quarterly at 20%, to be paid in cash on the maturity date of the Convertible Notes. The amount of accrued and compounding interest as of September 30, 2009 and December 31, 2008 was $1,242 and $580, respectively. In connection with note conversions during the quarter ended September 30, 2009, $2,070 was paid for accrued interest.

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

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

In accordance with FASB ASC 815, which was effective January 1, 2009, we determined that the Convertible Notes contain an embedded derivative that requires separate valuation from the Convertible Notes because an anti-dilution adjustment is triggered upon the issuance of common stock by us below the conversion price of the Convertible Notes. As explained below, we recognize this embedded derivative as a liability in our consolidated balance sheet at its fair value each period and recognize any change in the fair value in our statement of operations in the period of change. The fair value of the embedded derivative is determined using the Monte Carlo simulation model. The key inputs in the model are maturity date, risk-free interest rate, current share price and historical volatility of our common stock.

In accordance with FASB ASC 815, we determined the fair value of the conversion feature and recorded applicable amounts at issuance of the Convertible Notes, at December 31, 2008, at conversion of Convertible Notes during the quarter ended September 30, 2009 and at September 30, 2009:

Issuance. The fair value of the conversion feature at issuance was $39,990 which, upon the adoption of FASB ASC 815, was recorded as a liability with a corresponding reduction in additional-paid-in capital of $37,884, which was the premium originally recorded at issuance. The remaining $2,106 was recorded as a discount to be amortized to interest expense over the life of the loan using the effective interest method. Accumulated amortization of the discount was $1,448 as of September 30, 2009, including a $1,202 write-off of discount on notes related to the conversion of Convertible Notes, and $47 as of December 31, 2008. Amortization for the three and nine months ended September 30, 2009 was $57 and $199, respectively.

December 31, 2008. The fair value of the conversion feature at December 31, 2008 was $32,720. The $7,270 difference between the fair value of the conversion feature at December 31, 2008 and the issuance date, together with the $47 amortization of the discount for the period ended December 31, 2008, were recorded as an adjustment to the opening balance of retained earnings that was recognized as a cumulative effect of a change in accounting principle as of January 1, 2009 in accordance with FASB ASC 815.

Conversion of Convertible Notes. At the time of conversion of the $11,631 principal amount of Convertible Notes, we determined that the aggregate fair value of the conversion feature of those Convertible Notes was $53,480, which was an increase in value of $41,461 from the fair value of the conversion feature as of June 30, 2009 and a $32,337 increase in the fair value of the conversion feature as of December 31, 2008. These changes in fair value were recorded as an expense within other income (expense), net for the three-month and nine-month periods ended September 30, 2009, respectively. The aggregate fair value of the common stock issued by us in the conversion was $58,510 at the time of conversion, which was recorded as common stock and additional paid-in capital. In addition, in connection with the extinguishment of the converted Convertible Notes, we recorded a gain on extinguishment of $3,816, which represented the difference in the carrying value of those Convertible Notes including the fair value of the conversion feature, which was reduced by the discount of $1,202 and debt related costs of $1,583 associated with those Convertible Notes, and the fair value of the common stock issued at the time of conversion.

September 30, 2009. For the $6,369 principal amount of Convertible Notes that were not converted as of September 30, 2009, the fair value of the conversion feature of those Convertible Notes at September 30, 2009 was $27,560, which was an increase in value of $20,979 from the fair value of the conversion feature as of June 30, 2009 and a $15,983 increase in value from the fair value of the conversion feature as of December 31, 2008. These changes in fair value were recorded as an expense within other income (expense), net for the three-month and nine-month periods ended September 30, 2009, respectively. Each reporting date we will update the fair value with any difference reflected within other income (expense), net in the consolidated statement of operations.

Note 4. Subsequent Events

From October 1, 2009 through November 6, 2009, an additional $674 principal amount of our Convertible Notes were converted, which leaves us with remaining Convertible Notes of $5,695 as of November 6, 2009, which are convertible into 19,638 shares of our common stock. In connection with these note conversions, $137 was paid for accrued interest.

We have evaluated subsequent events through November 6, 2009.

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

Recent Developments

On August 20, 2009, we announced Vonage World which provides unlimited calling to more than 60 countries, including India, Mexico and China for the current flat monthly rate of $24.99. In addition, the Vonage World offer includes unlimited Vonage Visual Voicemail, which provides “readable voicemail” delivered via email or SMS text message.

On October 5, 2009, we launched Vonage Mobile, our first mobile calling application for smart phones. Vonage Mobile is a free downloadable application that provides seamless, low-cost international calling while on Wi-Fi or cellular networks, depending on the device. Vonage Mobile is available for download on the iPhone®, BlackBerry® and iPod touch®.

We received notification from the New York Stock Exchange (the “NYSE”) that we have regained compliance with the NYSE’s continued listing standard for minimum average share price. On October 24, 2008 we received notification from the NYSE that we had fallen below the continued listing standard, which requires a minimum average closing price of $1.00 per share over 30 consecutive trading days. We regained compliance after our closing share price for the 30 trading days ended September 28, 2009 and our closing price on September 28, 2009 exceeded $1.00. In addition to regaining compliance with the price listing standard, we continue to follow all NYSE requirements to regain market capitalization compliance including providing quarterly operational updates to the NYSE. The NYSE requires average market capitalization of not less than $100 million over a 30 day trading period. Our market capitalization as of October 31, 2009 was $316 million. We could regain compliance either at the end of the 18 month plan period available or based on two consecutive quarterly monitoring periods in compliance.

From August 27, 2009 through September 8, 2009, we received Notices of Conversion from certain holders of our 20% senior secured third lien notes due 2015 (the “Convertible Notes”) indicating their desire to convert a portion of the Convertible Notes. The Convertible Notes were converted into shares of our common stock at a rate equal to 3,448.2759 shares for each $1,000 principal amount of Convertible Notes, or approximately $0.29 per share. In the aggregate $11,631 principal amount of Convertible Notes were converted into 40,107 shares of our common stock. As of September 30, 2009, $2,070 was paid for accrued interest along with the conversion of the Convertible Notes. In addition, from October 1, 2009 through November 6, 2009, an additional $674 principal amount of Convertible Notes were converted into shares of our common stock, which leaves us with remaining Convertible Notes of $5,695 as of November 6, 2009, which are convertible into 19,638 shares of our common stock. In connection with those conversions, $137 was paid for the Convertible Notes interest.

Overview

We are a technology company that leverages software to enable high-quality voice and messaging services across multiple devices and locations over broadband networks. Our technology serviced approximately 2.45 million subscriber lines as of September 30, 2009. While customers in the United States represented 94% of our subscriber lines at September 30, 2009, we also serve customers in Canada and in the United Kingdom.

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

Vonage has developed both a direct sales channel, as represented by web sites and toll free numbers, and a retail distribution channel through regional and national retailers including Wal-Mart. The direct and retail distribution channels are supported through highly integrated advertising campaigns across multiple media such as online, television, direct mail, alternative media, telemarketing, partner marketing and customer referral programs.

Our primary source of revenue is subscription fees that we charge customers for our service plans, primarily on a monthly basis. We also generate revenue from the sale of devices that connect a customer’s phone to the Internet, for international calls customers make that are not included in their service plan, for additional features that customers add to their service plans and through activation fees we charge customers to activate their service (although since May 2009 we have waived activation fees on our residential unlimited plan and also waive these fees for Vonage World.)

Trends in Our Industry and Key Operating Data

A number of trends in our industry have a significant effect on our results of operations and are important to an understanding of our financial statements. Also, the table below includes key operating data that our management uses to measure the growth and operating performance of our business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Gross subscriber line additions	190,834	238,430	561,089	750,591
Net subscriber line additions	(50,191)	9,460	(145,327)	41,673
Subscriber lines (at period end)	2,445,027	2,621,900	2,445,027	2,621,900
Average monthly customer churn	3.4%	3.0%	3.2%	3.1%
Average monthly revenue per line	$29.89	$28.75	$29.37	$28.96
Average monthly telephony services revenue per line	$29.16	$27.52	$28.53	$27.84
Average monthly direct cost of telephony services per line	$7.02	$7.20	$6.85	$7.24
Marketing costs per gross subscriber line addition	$300.75	$272.24	$312.31	$254.61
Employees (excluding temporary help) (at period end)	1,239	1,573	1,239	1,573

Broadband adoption. The number of U.S. households with broadband Internet access has grown significantly. We expect this trend to continue. We benefit from this trend because our service requires a broadband Internet connection and our potential addressable market increases as broadband adoption increases.

Changing competitive landscape. We are facing increasing competition from other companies that offer multiple services such as cable television, video services, voice and broadband Internet service. These competitors are offering VoIP or other voice services as part of a bundle. In addition, certain competitors have developed integrated offerings that we cannot provide and that may be more attractive to customers. For example, as wireless providers offer more minutes at lower prices and companion landline alternative services, their services have become more attractive to households as a replacement for wireline service. We also compete against established alternative voice communication providers and independent VoIP service providers. Some of these service providers may choose to sacrifice revenue in order to gain market share and have offered their services at lower prices or for free.

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

Subscriber lines. Our subscriber lines include, as of a particular date, all subscriber lines from which a customer can make an outbound telephone call on that date. Our subscriber lines include fax lines and SoftPhones but do not include our virtual phone numbers or toll free numbers, which only allow inbound telephone calls to customers. As part of a database review, we identified 16,802 subscriber lines that did not meet the criteria for inclusion as subscriber lines as of December 31, 2008. We recorded an adjustment as of January 1, 2009 for these lines which we considered to be immaterial to the current and prior periods. This adjustment had no impact to our financial statements but will impact per line metrics. Subscriber lines including this adjustment decreased from 2,621,900 as of September 30, 2008 to 2,445,027 as of September 30, 2009. Excluding the adjustment, we believe that the decrease in our subscriber lines was primarily due to increasing wireless substitution, competition, particularly from cable companies, worsening economic conditions, reduced marketing spend during the second quarter of 2009 and customer acquisition and targeting efforts not being as effective as planned before and during our recent transition to a new advertising agency. We had positive net subscriber lines following the launch of Vonage World in August 2009.

Average monthly customer churn. Average monthly customer churn for a particular period is calculated by dividing the number of customers that terminated during that period by the simple average number of customers during the period, and dividing the result by the number of months in the period. The simple average number of customers during the period is the number of customers on the first day of the period, plus the number of customers on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first 30 days after activation. Our average monthly customer churn was 3.4% and 3.0% for the three months ended September 30, 2009 and 2008, respectively. We believe this increase was driven by increasing wireless substitution, worsening economic conditions and the quality of our service. We are working to address network quality and improve the quality of our customer service in order to decrease churn. We monitor churn on a daily basis and use it as an indicator of the level of customer satisfaction. Other companies may calculate churn differently, and their churn data may not be directly comparable to ours. Customers who have been with us for a year or more tend to have a lower churn rate than customers who have not. Our churn will fluctuate over time due to increased competitive pressures including wireless substitution, market place perception of our services and our ability to provide high quality customer care and network quality and add future innovative products and services.

Average monthly revenue per line. Average monthly revenue per line for a particular period is calculated by dividing our total revenue for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. The simple average number of subscriber lines for the period is the number of subscriber lines on the first day of the period, plus the number of subscriber lines on the last day of the period, divided by two. Our average monthly revenue per line increased to $29.89 for the three months ended September 30, 2009 compared to $28.75 for the three months ended September 30, 2008. This increase was due primarily to pricing actions that we have taken in the past year.

Average monthly telephony services revenue per line. Average monthly telephony services revenue per line for a particular period is calculated by dividing our total telephony services revenue for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. Our average monthly telephony services revenue per line increased to $29.16 for the three months ended September 30, 2009 from $27.52 for the three months ended September 30, 2008. This increase was due primarily to pricing actions that we have taken in the past year.

Average monthly direct cost of telephony services per line. Average monthly direct cost of telephony services per line for a particular period is calculated by dividing our direct cost of telephony services for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. We use the average monthly direct cost of telephony services per line to evaluate how effective we are at managing our costs of providing service. Our average monthly direct cost of telephony services per line was $7.02 for the three months ended September 30, 2009 compared to $7.20 for the three months ended September 30, 2008 due primarily to the decrease in customer base, continued emphasis on management of call routing for domestic and international calls and the implementation of more favorable rates with our service providers. These improvements were partially offset by costs from higher international call volume associated with Vonage World.

Marketing cost per gross subscriber line addition. Marketing cost per gross subscriber line addition is calculated by dividing our marketing expense for a particular period by the number of gross subscriber line additions during the period. Marketing expense does not include the cost of certain customer acquisition activities, such as rebates and promotions, which are accounted for as an offset to revenues, or customer equipment subsidies, which are accounted for as direct cost of goods sold. As a result, it does not represent the full cost to us of obtaining a new customer. Marketing cost per gross subscriber line addition increased to $300.75 for the three months ended September 30, 2009 compared to $272.24 for the three months ended September 30, 2008 due primarily to a reduction in gross subscriber line additions compared to the prior year primarily due to worsening economic conditions and customer acquisition and targeting efforts not being as effective as planned.

Employees. Employees represent the number of personnel that are on our payroll and exclude temporary or outsourced labor.

Regulation. Our business has developed in an environment largely free from regulation. The United States and other countries, however, are examining how VoIP services should be regulated, and a number of initiatives could have an impact on our business. For example, the FCC has concluded that wireline broadband Internet access, such as DSL and Internet access provided by cable companies, is an information service and is subject to lighter regulation than telecommunications services. This order may give providers of wireline broadband Internet access the right to discriminate against our services, charge their customers an extra fee to use our service or block our service. In August 2008, however, the FCC found that a major cable operator’s network management practices, which had the effect of degrading certain applications, were not allowed under the FCC’s 2005 network neutrality policy statement. The cable operator is currently appealing the FCC’s decision in the United States Court of Appeals for the D.C. Circuit. In September 2009, the Chairman of the FCC announced his intention to adopt the principles in the FCC’s 2005 network neutrality policy statement as formal rules. He also proposed adding two new principles to the formal rules, including an explicit non-discrimination principle and a transparency principle, which requires broadband providers to disclose network management practices to consumers, content providers, and application providers. Also the Chairman’s proposed rules would apply to both wireline and wireless carrier broadband networks. It was not clear whether the 2005 network neutrality policy statement applied to wireless carrier broadband networks. If the Chairman’s proposed rules are adopted, Vonage may have expanded opportunities to provide VoIP service over wireless carrier broadband networks. Given these recent developments, we believe it is unlikely that blocking or discrimination by broadband network operators will occur on a widespread basis, but if it does, it would have a material adverse effect on us. See also the discussion under “Regulation” in note 2 to our financial statements included herein for a discussion of certain other regulatory issues that impact us.

Operating Revenues

Operating revenues consists of telephony services revenue and customer equipment and shipping revenue.

Telephony services revenue. Substantially all of our operating revenues are telephony services revenue. In the United States, we have four residential plans, “Vonage World”, “Residential Premium Unlimited”, “Vonage Pro” and “Basic 500,” and two small office and home office calling plans, “Small Business Premium Unlimited Minutes” and “Small Business Basic 1500 Minutes.” Each of our unlimited plans offers unlimited domestic calling as well as unlimited calling to Puerto Rico, Canada and selected European countries, subject to certain restrictions, and each of our basic plans offers a limited number of domestic calling minutes per month. We also offer international calling plans that are bundled with our Residential Premium Unlimited plan where a customer can make calls to a chosen international region. The “Vonage World” plan launched in August 2009 offers unlimited calling across the U.S. and Puerto Rico, unlimited international calling to over sixty countries including India, Mexico and Canada, subject to certain restrictions, and free voicemail to text messages with Vonage Visual Voicemail. Under our basic plans, we charge on a per minute basis when the number of domestic calling minutes included in the plan is exceeded for a particular month. International calls (except for calls to Puerto Rico, Canada and certain European countries under our unlimited plans and a variety of countries under international calling plans and Vonage World) are charged on a per minute basis. These per minute fees are not included in our monthly subscription fees. We offer similar plans in Canada and the United Kingdom.

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

We also generate revenue by charging a fee for activating service but from time to time we may forgo collecting this fee. For example, since May 2009 we have waived activation fees on our Residential Premium Unlimited plan and also waive these fees for Vonage World. In these instances when no activation fee is being collected, no customer acquisition costs are deferred. We may charge an activation fee to our direct channel customers, or those customers who purchase equipment directly from us, and to our retail channel customers, or those customers who purchase equipment from retail stores. In 2007, for our direct channel customers, activation fees, together with the related customer acquisition amounts for equipment, were deferred and amortized over the estimated average customer relationship period of 60 months. In 2007, for our retail channel customers, rebates and retailer commissions up to but not exceeding the activation fee, were also deferred and amortized over the estimated average customer relationship period of 60 months. Starting January 1, 2008, due to the increase in churn, the customer relationship period was reduced to 48 months for both the direct and retail channel. The amortization of deferred customer equipment expense is recorded to direct cost of goods sold. The amortization of deferred rebates is recorded as a reduction to telephony services revenue and the amortization of deferred retailer commissions is recorded as marketing expense. For 2009, the average customer relationship period was further reduced to 44 months based upon analysis of historical trends. The impact of this change was not material to the consolidated results of operations.

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

Customer equipment and shipping revenue. Customer equipment and shipping revenue consists of revenue from sales of customer equipment to our wholesalers or directly to customers and retailers. In addition, customer equipment and shipping revenue includes the fees when collected that we charge our customers for shipping any equipment to them.

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

Total direct cost of telephony services. Total direct cost of telephony services primarily consists of fees that we pay to third parties on an ongoing basis in order to provide our services. These fees include:

•

Access charges that we pay to other telephone companies to terminate domestic and international calls on the public switched telephone network. These costs represented approximately 41% and 42% of our direct cost of telephony services for the three months ended September 30, 2009 and 2008, respectively, with a portion of these payments ultimately being made to incumbent telephone companies. When a Vonage subscriber calls another Vonage subscriber, we do not pay an access charge.

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

Direct cost of goods sold. Direct cost of goods sold primarily consists of costs that we incur when a customer first subscribes to our service. These costs include:

•

The cost of the equipment that we provide to customers who subscribe to our service through our direct sales channel in excess of activation fees when an activation fee is collected. The cost of customer equipment is deferred up to the activation fee collected and amortized over the estimated average customer relationship period.

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

•	Share-based expense related to share-based awards to employees, directors and consultants.

•	Outsourced labor related to customer care and retail in-store support activities.

•	Transaction fees paid to credit card, debit card and ECP companies, which include a per transaction charge in addition to a percent of billings charge.

•	Rent and related expenses.

•	Professional fees for legal, accounting, tax, public relations, lobbying and development activities.

•	Litigation settlements.

Marketing expense. Marketing expense consists of:

•	Advertising costs, which comprise a majority of our marketing expense and include online, television, direct mail, alternative media, promotions, sponsorships and inbound and outbound telemarketing.

•	Creative and production costs.

•	The costs to serve and track our online advertising.

•	Certain amounts we pay to retailers for newspaper insert advertising, product placement and activation commissions.

•	The cost associated with our customer referral program.

Depreciation and amortization expenses. Depreciation and amortization expenses include:

•	Depreciation of our network equipment, furniture and fixtures, and employee computer equipment.

•	Amortization of leasehold improvements and purchased and developed software.

•	Amortization of intangible assets (patents and trademarks).

•	Loss on disposal or impairment of property and equipment.

Other Income (Expense)

Other Income (Expense) consists of:

•	Interest income on cash, cash equivalents and marketable securities.

•	Interest expense on notes payable, patent litigation judgments and settlements and capital leases.

•	Amortization of debt related costs.

•	Accretion of notes.

•	Gain (loss) on extinguishment of notes.

•	Change in fair value of derivatives.

Results of Operations

The following table sets forth, as a percentage of consolidated operating revenues, our consolidated statement of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Operating Revenues:
Telephony services	98%	96%	97%	96%
Customer equipment and shipping	2	4	3	4

	100	100	100	100

Operating Expenses:
Direct cost of telephony services (excluding depreciation and amortization)	23	25	23	25
Direct cost of goods sold	8	9	8	9
Selling, general and administrative	29	32	30	34
Marketing	26	29	26	28
Depreciation and amortization	6	6	6	5

	92	101	93	101

Income (loss) from operations	8	(1)	7	(1)

Other Income (Expense):
Interest income	—	—	—	—
Interest expense	(6)	(2)	(6)	(2)
Change in fair value of derivatives	(28)	—	(7)	—
Gain (loss) on early extinguishment of notes	2	—	1	—
Other, net	—	—	—	—

	(32)	(2)	(12)	(2)
Income (loss) before income tax benefit (expense)	(24)	(3)	(5)	(3)

Income tax benefit (expense)	—	—	—	—

Net income (loss)	(24)%	(3)%	(5)%	(3)%

Summary of Results for the Three and Nine Months Ended September 30, 2009 and September 30, 2008

Telephony Services Revenue and Direct Cost of Telephony Services

(in thousands, except percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	Dollar Change	Percent Change	2009	2008	Dollar Change	Percent Change
Telephony services	$216,085	$216,092	$(7)	(0%)	$646,437	$651,810	$(5,373)	(1%)
Direct cost of telephony services (1)	52,044	56,502	(4,458)	(8%)	155,275	169,586	(14,311)	(8%)

(1)	Excludes depreciation and amortization of $4,371, $4,908, $14,000 and $14,337, respectively

Telephony services revenue. For the three months ended September 30, 2009, telephony services revenue decreased by $7, or 0%, compared to the three months ended September 30, 2008. There was a decrease in the number of subscriber lines from 2,621,900 at September 30, 2008 to 2,445,027 at September 30, 2009. The decrease in subscriber lines and changes in plan mix translated into a decrease in monthly subscription fees of $4,371 and in activation fees of $1,228, which included an offset of $457 for the change in our customer life from 48 months to 44 months in the first quarter of 2009. There was also an increase in credits we issued to subscribers of $2,260, a decrease of $207 in overage in domestic plan minutes usage, a decrease in fees that we charged for disconnecting our service of $258 and a decrease of $622 in other revenue. The reduction in revenue from lower volume of international per minute usage following introduction of our Vonage World plan with free unlimited calls to more than 60 countries, as partially offset by an increase in revenues from customers on international plans, was $1,263. These was also an increase in additional features we provided to customers of $233, an increase in regulatory fees that we collected from subscribers of $7,542, which included $2,042 of USF and related fees, and a decrease of $2,427 in bad debt expense.

For the nine months ended September 30, 2009, telephony services revenue decreased by $5,373, or 1%, compared to the nine months ended September 30, 2008. This was primarily driven by the decrease in the number of subscriber lines. The decrease in subscriber lines and changes in plan mix translated into a decrease in monthly subscription fees of $15,678, in overage in plan minutes usage of $736 and in other revenue of $1,008. These decreases were offset by an increase in regulatory fees that we collected from subscribers of $7,298, which included an increase of $2,141 of USF and related fees, an increase in activation fees of $202, which included $3,595 for the change in our customer life from 48 months to 44 months in the first quarter of 2009. There was also a decrease in credits we issued to subscriber of $1,037, an increase in fees of $840 for additional features we provided to customers, an increase in fees that we charge for disconnecting our service of $733 and a decrease in bad debt expense of $733. The reduction in revenue from lower volume of international per minute usage following introduction of our Vonage World plan with free unlimited calls to more than 60 countries, as partially offset by an increase in revenues from customers on international plans, was $1,206.

Direct cost of telephony services. For the three months ended September 30, 2009 compared to 2008, the decrease in direct cost of telephony services of $4,458, or 8%, was primarily due to the decrease in our network costs of $4,053, which includes costs for co-locating in other carriers’ facilities, for leasing phone numbers, routing calls on the Internet, and transferring calls to and from the Internet to the public switched telephone network and E-911 costs. There was also a decrease in termination costs of $2,825, which are costs that we pay other phone companies for terminating phone calls, and a decrease of taxes that we pay on our purchase of telecommunications services from our suppliers of $132, which was offset by an increase of USF and related fees imposed by government agencies of $2,042 and in international usage cost of $539, in part due to increased international call volume following the introduction of our Vonage World plan.

For the nine months ended September 30, 2009 compared to 2008, the decrease in direct cost of telephony services of $14,311, or 8%, was primarily due to the decrease in our network costs of $11,411, which includes costs for co-locating in other carriers’ facilities, for leasing phone numbers, routing calls on the Internet, and transferring calls to and from the Internet to the public switched telephone network and E-911 costs. There was also a decrease in termination costs of $5,199, which are costs that we pay other phone companies for terminating phone calls, a decrease of taxes that we pay on our purchase of telecommunications services from our suppliers of $955 and a decrease in other cost of $177, which was offset by the increase of USF and related fees imposed by government agencies of $2,141 and in international usage cost of $1,288, in part due to increased international call volume following the introduction of our Vonage World plan.

Customer Equipment and Shipping Revenue and Direct Cost of Goods Sold

(in thousands, except percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	Dollar Change	Percent Change	2009	2008	Dollar Change	Percent Change
Customer equipment and shipping revenue	$5,420	$9,678	$(4,258)	(44%)	$19,101	$26,101	$(7,000)	(27%)
Direct cost of goods sold	17,727	20,835	(3,108)	(15%)	54,418	61,440	(7,022)	(11%)

Customer equipment and shipping gross loss	$(12,307)	$(11,157)	$(1,150)	(10%)	$(35,317)	$(35,339)	$22	0%

Customer equipment and shipping revenue. For the three months ended September 30, 2009 compared to 2008, our customer equipment and shipping revenue decreased by $4,258, or 44%, primarily due to less period over period customer additions and the introduction of a new promotion in May 2009 that eliminated equipment and shipping fees for customers who signed up for our residential unlimited plan, which resulted in a decrease in the dollar value of customer equipment sales net of rebates of $2,021 and a decrease in customer shipping revenue of $2,237.

For the nine months ended September 30, 2009 compared to 2008, our customer equipment and shipping revenue decreased by $7,000, or 27%, primarily due to the impact of a $1,000 reserve to cover the potential exposure relating to litigation, less period over period customer additions and the introduction of a new promotion in May 2009 that eliminated equipment and shipping fees for customers who signed up for our residential unlimited plan, which resulted in a decrease in the dollar value of customer equipment sales net of rebates of $1,556 and a decrease in customer shipping revenue of $4,444.

Direct cost of goods sold. For the three months ended September 30, 2009 compared to 2008, the decrease in direct cost of goods sold of $3,108, or 15%, was primarily due to a decrease in customer equipment costs of $1,218 resulting from fewer period over period customer additions and a corresponding decrease in shipping costs of $777. There was also a decrease in amortization costs on deferred customer equipment of $692 including $282 due to the change of our customer life from 48 months to 44 months in the first quarter of 2009 and a decrease in waived activation fees for new customers of $421.

For the nine months ended September 30, 2009 compared to 2008, the decrease in direct cost of goods sold of $7,022, or 11%, was primarily due to a decrease in customer equipment costs of $6,535 resulting from fewer period over period customer additions and lower promotional activity and a corresponding decrease in shipping costs of $2,282, which was offset by higher amortization costs on deferred customer equipment of $168 including $2,902 due to the change of our customer life from 48 months to 44 months in the first quarter of 2009 and an increase in waived activation fees for new customers of $1,627.

Selling, General and Administrative

(in thousands, except percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	Dollar Change	Percent Change	2009	2008	Dollar Change	Percent Change
Selling, general and administrative	$63,187	$73,035	$(9,848)	(13%)	$202,565	$230,358	$(27,793)	(12%)

Selling, general and administrative. For the three months ended September 30, 2009 compared to 2008, there was a decrease in selling, general and administrative expense of $9,848, or 13%. This decrease was primarily due to a decrease in salaries, recruiting and outsourced temporary labor of $5,440, a decrease in facility and other costs of $2,488 and a decrease in share-based cost of $2,109. We reduced the number of kiosk locations, which decreased our retail kiosk costs by $1,360. These decreases were offset by an increase in settlements cost of $328 and an increase in professional fees of $1,380, primarily related to consulting.

For the nine months ended September 30, 2009 compared to 2008, there was a decrease in selling, general and administrative expense of $27,793, or 12%. This decrease was primarily due to a decrease in professional fees of $5,541, primarily related to consulting, a decrease in salaries, recruiting and outsourced temporary labor of $16,025, and a decrease in credit card fees of $629. Additionally, we reduced the number of kiosks locations, which decreased our retail kiosk costs by $3,958. We also had a decrease facility and other costs of $4,975 and a decrease in share-based cost of $2,310, which was offset by an increase in the cost for settlements and the potential exposure related to litigation and contractual disputes of $2,055, an increase in severance costs of $958 primarily due to the close down of our Canada facility and an increase in tax expense of $2,632.

Marketing

(in thousands, except percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	Dollar Change	Percent Change	2009	2008	Dollar Change	Percent Change
Marketing	$57,393	$64,911	$(7,518)	(12%)	$175,232	$191,110	$(15,878)	(8%)

Marketing. For the three months ended September 30, 2009 compared to 2008, marketing expense decreased by $7,518, or 12% primarily related to a decrease in alternative media of $2,211, in online advertising of $8,078, in retail advertising of $1,834, in direct mail costs of $3,791 and in other marketing of $671. These decreases were offset by an increase in television advertising of $9,067. For the three months ended September 30, 2009, we reduced marketing spending as we completed the transition to our new agencies and continued the development of new advertising and eliminated inefficient non-media spending.

For the nine months ended September 30, 2009 compared to 2008, marketing expense decreased by $15,878, or 8% primarily related to a decrease in alternative media of $5,153, in online advertising of $13,179, in retail advertising of $4,494 and in direct mail costs of $410. These decreases were offset by an increase in television advertising of $6,697 and in other marketing of $661. For the nine months ended September 30, 2009, we reduced marketing spending as we completed the transition to our new agencies and continued the development of new advertising and eliminated inefficient non-media spending.

Depreciation and Amortization

(in thousands, except percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	Dollar Change	Percent Change	2009	2008	Dollar Change	Percent Change
Depreciation and amortization	$12,881	$13,347	$(466)	(3%)	$39,625	$34,670	$4,955	14%

Depreciation and amortization. The decrease in depreciation and amortization of $466, or 3%, for the three months ended September 30, 2009 compared to 2008, was primarily due to a decrease in depreciation of network equipment and computer equipment of $973, including impairment charge of $594, and a decrease in amortization related to patents of $484. These decreases were offset by an increase in software amortization of $991, including impairment charge of $772.

The increase in depreciation and amortization of $4,955, or 14%, for the nine months ended September 30, 2009 compared to 2008, was primarily due to an increase in software amortization of $5,605, including impairment charge of $197, and an increase in depreciation of network equipment and computer equipment of $362, including impairment charge of $467. These increases were offset by a decrease in amortization related to patents of $1,012.

Other Income (Expense)

(in thousands, except percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	Dollar Change	Percent Change	2009	2008	Dollar Change	Percent Change
Interest income	$58	$544	$(486)	(89%)	$228	$2,965	$(2,737)	(92%)
Interest expense	(13,690)	(5,504)	(8,186)	(149%)	(40,911)	(16,610)	(24,301)	(146%)
Change in fair value of derivatives	(62,998)	—	(62,998)	*	(48,878)	—	(48,878)	*
Gain (loss) on early extinguishment of notes	3,816	—	3,816	*	3,816	—	3,816	*
Other, net	15	46	(31)	(67%)	821	(66)	887	*

	$(72,799)	$(4,914)	$(67,885)		$(84,924)	$(13,711)	$(71,213)

Interest income. For the three months ended September 30, 2009 compared to 2008, the decrease in interest income of $486, or 89%, was due to the decrease in cash, cash equivalents and marketable securities.

For the nine months ended September 30, 2009 compared to 2008, the decrease in interest income of $2,737, or 92%, was due to the decrease in cash, cash equivalents and marketable securities.

Interest expense. For the three months ended September 30, 2009 compared to 2008, the increase in interest expense of $8,186, or 149%, was primarily due to an increase in interest expense on the new credit facilities and convertible notes compared to the convertible notes that we refinanced in November 2008 of $8,374, which was offset by a decrease in other interest expense of $188.

For the nine months ended September 30, 2009 compared to 2008, the increase in interest expense of $24,301, or 146%, was primarily due to an increase in interest expense on the new credit facilities and convertible notes compared to the convertible notes that we refinanced in November 2008 of $24,814, which was offset by a decrease in other interest expense of $513.

Change in fair value of derivatives. For the three and nine months ended September 30, 2009, the increase is primarily due to the recording of the change in the fair value of the conversion feature contained within our convertible notes, which was determined to be an embedded derivative under FASB ASC 815, of $62,440 and $48,320 for the three and nine months ended September 30, 2009, respectively. We also recorded $558 for the fair value of our common stock warrant for the three and nine months ended September 30, 2009.

Gain (loss) on early extinguishment of notes. For the three and nine months ended September 30, 2009, we recorded $3,816 gain associated with conversion of our Convertible Notes.

Other. We recognized $792 in other income for the nine months ended September 30, 2009 for the net proceeds we received from a key-man term life insurance policy related to the passing of a former executive.

Income Tax Benefit (Expense)

(in thousands, except percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	Dollar Change	Percent Change	2009	2008	Dollar Change	Percent Change
Income tax benefit (expense)	$(29)	$(43)	$14	33%	$(498)	$(696)	$198	28%

Provision for Income Taxes

For the three and nine months ended September 30, 2009 and 2008, we had net losses for financial reporting purposes. Although we historically have had net losses for financial reporting purposes, in certain jurisdictions we are not able to file a consolidated income tax return, which prevents us from offsetting taxable losses from some subsidiaries against taxable income of other subsidiaries. As such, we have incurred income tax expense for the three and nine months ended September 30, 2009 and 2008.

As of September 30, 2009, we had net operating loss carryforwards for U.S. federal and state tax purposes of $745,546 and $706,319, respectively, expiring at various times from years ending 2020 through 2028. In addition, we had net operating loss carryforwards for Canadian tax purposes of $53,686 expiring through 2027. We also had net operating loss carryforwards for United Kingdom tax purposes of $37,450 with no expiration date. Recognition of deferred tax assets will require generation of future taxable income. There can be no assurance that we will generate sufficient taxable income in future years. Therefore, we established a valuation allowance on net deferred tax assets of $381,480 as of September 30, 2009.

Net Income (Loss)

(in thousands, except percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	Dollar Change	Percent Change	2009	2008	Dollar Change	Percent Change
Net income (loss)	$(54,555)	$(7,817)	$(46,738)	(598%)	$(46,999)	$(23,660)	$(23,339)	(99%)

Net Income (Loss). Based on the explanations described above, we had net losses for the three and nine months ended September 30, 2009 and 2008.

Liquidity and Capital Resources

Overview

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2009	2008
	(dollars in thousands)
Net cash provided by (used in) operating activities	$16,660	$6,171
Net cash provided by (used in) investing activities	(23,673)	44,213
Net cash provided by (used in) financing activities	(2,588)	(9,234)

For the nine months ended September 30, 2009, we generated income from operations and positive operating cash flow. Historically, we have generated negative cash flows from operations. Our primary sources of funds have been proceeds from private placements of our preferred stock, private placements of convertible notes and borrowings under credit facilities, an initial public offering of our common stock, operating revenues and borrowings under notes payable from our principal stockholder and Chairman, which were subsequently converted into shares of our preferred stock. We have used these proceeds for working capital, funding operating losses, IP litigation settlements, repaying our prior convertible notes and other general corporate purposes.

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

November 2008 Financing

On October 19, 2008, we entered into definitive agreements (collectively, the “Credit Documentation”) for a financing, which we completed on November 3, 2008, with Silver Point Finance, LLC (“Silver Point”), certain of its affiliates, other third parties and affiliates of us. The financing consisted of (i) a $130,300 senior secured first lien credit facility (the “First Lien Senior Facility”), (ii) a $72,000 senior secured second lien credit facility (the “Second Lien Senior Facility”) and (iii) the sale of the Convertible Notes (together with the First Lien Senior Facility and the Second Lien Senior Facility, the “Financing”).

Amounts borrowed under the Financing are secured by substantially all of the assets of us and our U.S. subsidiaries (the “Credit Parties”). The collateral secures the First Lien Senior Facility on a first lien basis, the Second Lien Senior Facility on a second lien basis and the Convertible Notes on a third lien basis, subject to an inter creditor agreement.

Commencing October 1, 2009, all specified unrestricted cash above $30,000, subject to certain adjustments, is swept into a concentration account (the “Concentration Account”), and until the balance in the Concentration Account is at least equal to $30,000, we may not access or make any withdrawals from the Concentration Account. Thereafter, with limited exceptions, we will have the right to withdraw funds from the Concentration Account in excess of $30,000. We made an initial funding of $114 into the Concentration Account with no subsequent funding through November 6, 2009.

The Credit Documentation includes customary representations and warranties of the Credit Parties. In addition, Credit Documentation for the Financing contains affirmative and negative covenants that affect, and in many respects may significantly limit or prohibit, among other things, the Credit Parties’ ability to incur, prepay, refinance or modify indebtedness; enter into acquisitions, investments, sales, mergers, consolidations, liquidations and dissolutions; invest in foreign subsidiaries, repurchase and redeem stock; modify material contracts; engage in transactions with affiliates and 5% stockholders; change lines of business; and make marketing expenditures under contracts with a duration in excess of one year that exceed (i) $95,000 until December 31, 2009 and (ii) for each quarter thereafter, an amount equal to 20% of consolidated pre-marketing operating income for the four quarters immediately preceding such quarter. Board approval must be obtained for any long-term commitment or series of related long-term commitments that would result in aggregate marketing expenditures by any of the Credit Parties of more than $25,000 during the term of the Financing. In addition, we must comply with certain financial covenants, which include a total leverage ratio, senior lien leverage ratios, minimum consolidated adjusted EBITDA, a fixed charge coverage ratio, maximum consolidated capital expenditures, minimum consolidated liquidity and minimum consolidated pre-marketing operating income. As of September 30, 2009, we were in compliance with all covenants, including financial covenants, under the Credit Documentation.

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

First and Second Lien Senior Facility

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

The loans under the Second Lien Senior Facility will mature in October 2015. Principal amounts under the Second Lien Senior Facility will be repayable in quarterly installments of $1,800 commencing the later of: (i) the last day of the fiscal quarter after payment-in-full of amounts under the First Lien Senior Facility and (ii) December 31, 2012, with the balance due in October 2015. Amounts under the Second Lien Senior Facility bear interest at 20% payable quarterly in arrears and payable in kind, or PIK, beginning December 31, 2008 until the third anniversary of the effective date and thereafter 20% payable quarterly in arrears in cash. If the First Lien Senior Facility has not been refinanced in full by the third anniversary of the effective date, then until such refinancing has occurred 70% of the interest due will be payable in cash with the balance payable in PIK. The amount of PIK interest as of September 30, 2009 was $14,171.

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

Convertible Notes

Subject to conversion, repayment or repurchase of the Convertible Notes, the Convertible Notes mature in October 2015. Subject to customary anti-dilution adjustments (including triggers upon the issuance of common stock below the market price of the common stock or the conversion price of the Convertible Notes), the Convertible Notes are convertible into shares of our common stock at a rate equal to 3,448.2759 shares for each $1,000 principal amount of Convertible Notes, or approximately $0.29 per share. A permanent increase in the conversion rate, resulting in the issuance of additional shares, may occur if a fundamental change occurs. During the quarter ended September 30, 2009, we received Notices of Conversion from certain note holders indicating their desire to convert their Convertible Notes. In the aggregate $11,631 principal amount of Convertible Notes were converted into 40,107 shares of our common stock. As of September 30, 2009, there were $6,369 principal amount of Convertible Notes outstanding.

Amounts under the Convertible Notes bear interest at 20% that accrues and compounds quarterly until October 30, 2011 at which time such accrued interest may be paid in cash. Any accrued interest not paid in cash on such date will continue to bear interest at 20% that accrues and compounds quarterly and is payable in cash on the maturity date of the Convertible Notes. After October 30, 2011, principal on Convertible Notes will bear interest at 20% payable quarterly in arrears in cash. However, if the First Lien

Senior Facility has not been refinanced in full by October 31, 2011, then until such refinancing occurs, the cash interest will be capped at 14% with the balance of 6% accruing and compounding interest quarterly at 20%, to be paid in cash on the maturity date of the Convertible Notes. The amount of accrued and compounding interest as of September 30, 2009 and December 31, 2008 was $1,242 and $580, respectively. In connection with note conversions during the quarter ended September 30, 2009, $2,070 was paid for accrued interest.

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

From October 1, 2009 through November 6, 2009, an additional $674 principal amount of our Convertible Notes were converted, which leaves us with remaining Convertible Notes of $5,695 as of November 6, 2009, which are convertible into 19,638 shares of our common stock. In connection with these note conversions, $137 was paid for accrued interest.

State and Local Sales Taxes

We also have contingent liabilities for state and local sales taxes. As of September 30, 2009, we had a reserve of $3,790. If our ultimate liability exceeds this amount, it could affect our liquidity unfavorably. However, we do not believe it would significantly impair our liquidity.

Capital expenditures

For the nine months ended September 30, 2009 and 2008, capital expenditures were primarily for the implementation of software solutions and purchase of network equipment. Our capital expenditures for the nine months ended September 30, 2009 were $23,235, of which $11,516 was for software acquisition and development. For 2009, we believe our capital expenditures will be approximately $35,000 to $40,000.

Operating Activities

Cash provided by operating activities increased to $16,660 during the nine months ended September 30, 2009 compared to $6,171 for the prior year period, primarily due to lower marketing expenditures and overall tighter controls on costs partially offset by lower revenues as our overall customer base has decreased over the past year and higher interest expense associated with our November 2008 Financing.

Changes in working capital requirements include changes in accounts receivable, prepaid and other assets, accounts payable, accrued and other liabilities and deferred revenue and costs. Cash used for working capital requirements increased by $31,685 during the nine months ended September 30, 2009 compared to the prior year period primarily due to the timing of payments including prepayments to take advantage of discounts negotiated with vendors prior to the establishment of the Concentration Account and an increase in inventory on hand due to lower gross line additions.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2009 of $23,673 was attributable to capital expenditures of $11,719, development of software assets of $11,516 and $438 for the decrease in restricted cash.

Cash provided by investing activities for the nine months ended September 30, 2008 of $44,213 was attributable to net sales and purchases of marketable securities of $79,941 offset by capital expenditures, purchase of intangible assets and development of software assets of $32,566 and $3,162 for the increase in restricted cash.

Financing Activities

Cash used in financing activities for the nine months ended September 30, 2009 of $2,588 was attributable to $911 in capital lease payments, $1,483 in first lien facility principal payment and $251 in additional debt related cost.

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

•

assumptions used for the purpose of determining share-based compensation and the estimated fair value of our stock warrant using the Black-Scholes option pricing model (“Model”), and on various other assumptions that we believe to be reasonable. The key inputs for this Model are stock price at valuation date, strike price, the dividend yield, risk-free interest rate, life in years and volatility; and

•

assumptions used to determine the estimated fair value of the embedded derivative within our convertible notes using the Monte Carlo simulation model. The key inputs are maturity date, risk-free interest rate, current share price and historical volatility of our common stock.

We base our estimates on historical experience, available market information, appropriate valuation methodologies, and on various other assumptions that we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Revenue Recognition

Operating revenues consist of telephony services revenues and customer equipment (which enables our telephony services) and shipping revenues. The point in time at which revenues are recognized is determined in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, and FASB ASC 605-50-25, Customer Payments and Incentives-Customers Accounting for Certain Consideration Received from Vendor (Including a Reseller of the Vendor’s Products).

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

We also generate revenue by charging a fee for activating service but from time to time we may forgo collecting this fee. In these instances when no activation fee is being collected, no customer acquisition costs are deferred. We may charge an activation fee to our direct channel customers, or those customers who purchase equipment directly from us, and to our retail channel customers, or customers who purchase equipment from retail stores. In 2007, for our direct channel customers, activation fees, together with the related customer acquisition amounts for equipment, were deferred and amortized over the estimated average customer relationship period of 60 months. In 2007, for our retail channel customers, rebates and retailer commissions up to but not exceeding the activation fee, were also deferred and amortized over the estimated average customer relationship period of 60 months. Starting January 1, 2008, due to the increase in churn, the customer relationship period was reduced to 48 months for both the direct and retail channel. The amortization of deferred customer equipment expense is recorded to direct cost of goods sold. The amortization of deferred rebates is recorded as a reduction to telephony services revenue and the amortization of deferred retailer commissions is recorded as marketing expense. For 2009, the average customer relationship period was further reduced to 44 months based upon analysis of historical trends. The impact of this change was not material to the consolidated results of operations.

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

Net Operating Loss Carryforwards

As of September 30, 2009, we had net operating loss carryforwards for U.S. federal and state tax purposes of $745,546 and $706,319, respectively, expiring at various times from years ending 2020 through 2028. In addition, we had net operating loss carryforwards for Canadian tax purposes of $53,686 expiring through 2027. We also had net operating loss carryforwards for United Kingdom tax purposes of $37,450 with no expiration date.

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

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 (“ASU 2009-13”) “Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force (“EITF”). This ASU provides amendments to the criteria in FASB ASC 605-25 for separating consideration in multiple-deliverable arrangements. ASU 2009-13 changes existing rules regarding recognition of revenue in multiple deliverable arrangements and expands ongoing disclosures about the significant judgments used in applying its guidance. It will be effective for revenue arrangements entered into or materially modified in the fiscal year beginning on or after June 15, 2010. Early adoption is permitted on a prospective or retrospective basis. We are currently evaluating the impact of ASU 2009-13 on our financial statements.

In June 2009, the FASB issued FASB ASC 820-10, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This ASC provides additional guidance for estimating fair value in accordance with FASB ASC 820-10, when the volume and level of activity for the asset or liability have significantly decreased. This ASC also includes guidance on identifying circumstances that indicate a transaction is not orderly. This ASC is effective for interim and annual reporting periods that ended after June 15, 2009. The ASC does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this ASC requires comparative disclosures only for periods ending after initial adoption. The adoption of FASB ASC 820-10 did not have a material impact on our financial statements.

In May 2008, the FASB affirmed the consensus of FASB ASC 470-20, “Debt with Conversion and other Options (Including Partial Cash Settlement),” which applies to all convertible debt instruments that have a net settlement feature; which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. FASB ASC 470-20 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuer’s nonconvertible debt borrowing rate. Previous guidance provided for accounting for this type of convertible debt instrument entirely as debt. FASB ASC 470-20 was effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of FASB ASC 470-20 did not have an impact on our financial statements.

In April 2008, the FASB issued FASB ASC 350-30, “General Intangibles Other than Goodwill.” FASB ASC 350-30 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB ASC 350-30, “General Intangibles Other than Goodwill.” This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations after their acquisitions. FASB ASC 350-30 was effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Since this guidance applied prospectively, on adoption, there was no impact to our consolidated financial statements.

In February 2008, the FASB amended FASB ASC 820, which delayed the effective date of FASB ASC 820 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. The full adoption of FASB ASC 820 did not have a material impact on our consolidated financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in currency exchange rates and interest rates.

Foreign Exchange Risk

We sell our products and services in the United States, Canada and the United Kingdom. Changes in currency exchange rates affect the valuation in our financial statements of the assets and liabilities of these operations. We also have a portion of our sales denominated in Euros, the Canadian dollar and the British Pound, which are also affected by changes in currency exchange rates. Our financial results could be affected by changes in foreign currency exchange rates, although foreign exchange risks have not been material to our financial position or results of operations to date.

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

The interest rate on the Second Lien Senior Facility and Convertible Notes are fixed. As of September 30, 2009, if the interest rate on the Company’s variable rate debt changed by 1%, the Company’s annual debt service payment would change by approximately $1,300.

We have no investments at September 30, 2009. Historically, we invested in a variety of securities that consisted primarily of investments in interest-bearing demand deposit accounts with financial institutions, money market funds and highly liquid debt securities of corporations and municipalities. By policy, we limited the amount of credit exposure to any one issuer. During 2008, due to the economic downturn in the banking industry and in anticipation of the use of cash on hand to repay a portion of our previous convertible notes in November 2008, management decided to convert all of our marketable securities into cash.

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

We are subject to a number of lawsuits, government investigations and claims arising out of the conduct of our business. See a discussion of our litigation matters in Note 2 of Notes to our Consolidated Financial Statements beginning on page 11, which is incorporated herein by reference.

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

Use of Proceeds from Initial Public Offering

On May 23, 2006, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File No. 333-131659) relating to our IPO. After deducting underwriting discounts and commissions and other offering expenses, our net proceeds from the offering equaled approximately $491,144, which includes $1,896 of costs incurred in 2005. We have invested the net proceeds of the offering in short-term, interest bearing securities pending their use to fund our expansion, including funding marketing expenses and operating losses. Except for payments made in 2008 in connection with IP litigation settlements and debt repayment, there has been no material change in our planned use of proceeds from our IPO as described in our final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b). We did not use any of the net proceeds from the IPO until the year ended December 31, 2006. Through September 30, 2009, we used $457,967 of the net proceeds from the IPO to fund operating activities, including $218,075 for IP litigation settlements, $40,327 to note holders of our previously issued convertible notes and $27,050 for debt related costs related to the Financing in November 2008 and $104,064 for capital expenditures, software development and patent purchases.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

Amended and Restated Employment Agreement

On November 5, 2009, we entered into an Amended and Restated Employment Agreement with Marc P. Lefar, our Chief Executive Officer. In accordance with the original employment agreement, we and Mr. Lefar have discussed in good faith the award of additional equity as a result of a determination that the financing completed by us in November 2008 was substantially more dilutive than the transaction contemplated by the financing commitment letter executed by us in July 2008 prior to Mr. Lefar joining us. We made a grant in September of options to purchase 1,000,000 shares of our common stock and have agreed to make another grant of options to purchase 1,000,000 shares on December 1, 2009. The amended agreement provides the parties will continue to discuss in good faith the award of additional equity in connection with the determination.

The amended agreement deletes reference to bonus opportunities for Mr. Lefar that have expired. The original agreement also provided that Mr. Lefar would be provided (i) payment of or reimbursement for amounts up to a maximum of $600,000 plus the cost of commercial air travel (i.e., the cost of a first-class, fully refundable, direct flight booked one week prior to travel), to be used by Mr. Lefar for private air travel, (ii) payment of or reimbursement for the cost of housing (i.e., furnished housing, including utilities) and (iii) gross-up for tax purposes of any income arising from such expense payments or reimbursements that are treated as nondeductible taxable income. We have agreed to extend these benefits to Mr. Lefar for each year during the duration of the term of the amended agreement.

2010 Annual Meeting of Stockholders

We currently expect to hold our 2010 Annual Meeting of Stockholders in May 2010 (the “2010 Annual Meeting”) in Holmdel, New Jersey. As we disclosed in our proxy statement relating to our 2009 annual meeting of stockholders (the “2009 Annual Meeting”), because the expected date of the 2010 Annual Meeting is more than 30 days from the anniversary of our 2009 Annual Meeting, we have set a new deadline for the receipt of stockholder proposals submitted in accordance with Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for inclusion in our proxy materials for the 2010 Annual Meeting. In order to be considered timely, such proposals must be received by our Corporate Secretary no later than January 15, 2010. Proposals should be addressed to: Vonage Holdings Corp., Attn: Corporate Secretary, 23 Main Street, Holmdel, New Jersey 07733 and must also comply with Rule 14a-8 of the Exchange Act regarding the inclusion of stockholder proposals in company-sponsored proxy materials. Stockholder proposals failing to comply with the procedures of Rule 14a-8 will be excluded.

Stockholders also have the right under our bylaws to directly nominate director candidates and make other shareholder proposals by following specified procedures in advance notice provisions in our bylaws. For a stockholder proposal for the 2010 Annual Meeting that is not intended to be included in our proxy statement under Rule 14a-8, including director nominations, the stockholder must (1) provide the information required by our bylaws and (2) give timely notice to our Corporate Secretary at the address above in accordance with our bylaws, which, in general, require that the notice be received by our Corporate Secretary not earlier than the 120th day prior to the annual meeting and not later than the close of business on the later of (A) the 90th day prior to the annual meeting and (B) the tenth day following the day on which notice of the date of the annual meeting is mailed or public disclosure of the date of the annual meeting is made, whichever first occurs. Candidates nominated by stockholders in accordance with the procedures set forth in the bylaws will not be included in our proxy card for the annual meeting. You may contact our Corporate Secretary at Vonage Holdings Corp., Attn: Corporate Secretary, 23 Main Street, Holmdel, New Jersey 07733 for a copy of the relevant bylaw provisions regarding the requirements for making stockholder proposals and nominating director candidates.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit
10.1*	Amended and Restated Vonage Holding Corp. 2009 Incentive Plan(1)

10.2*	Letter Agreement, dated July 15, 2009, between Vonage Holdings Corp. and Kurt Rogers (1)

10.3*	Amended and Restated Employment Agreement dated November 5, 2009 between Vonage Holdings Corp. and Marc P. Lefar(1)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

*	Management Contract or Compensatory plan or arrangement.
(1)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VONAGE HOLDINGS CORP.

Dated: November 6, 2009	By:	/s/ JOHN S. REGO
John S. Rego Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1*	Amended and Restated Vonage Holding Corp. 2009 Incentive Plan(1)

10.2*	Letter Agreement, dated July 15, 2009, between Vonage Holdings Corp. and Kurt Rogers (1)

10.3*	Amended and Restated Employment Agreement dated November 5, 2009 between Vonage Holdings Corp. and Marc P. Lefar(1)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

*	Management Contract or Compensatory plan or arrangement.
(1)	Filed herewith.