Form 10-K
period 2009-12-31
VONAGE HOLDINGS CORP
filed 2010-02-26
CIK 1272830

UNITED STATES SECURITIES AND EXCHANGE COMMISSION • WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934	or	☐ Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009		For the transition period from to

Commission file number 001-32887

VONAGE HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

Delaware	11-3547680
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

23 Main Street, Holmdel, New Jersey	07733
(Address of principal executive offices)	(Zip Code)

(732) 528-2600

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.001 Per Share	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).   Yes    ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

☐  Large accelerated filer    ☐  Accelerated filer

☒   Non-accelerated filer (Do not check if a smaller reporting company)    ☐  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes    ☐  No  ☒

The aggregate market value of the common equity held by non-affiliates of the registrant at June 30, 2009 was $24,105,982.

The number of shares outstanding of the registrant’s common stock as of January 31, 2010 was 199,995,701.

Documents Incorporated By Reference

Selected portions of the Vonage Holdings Corp. definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2009, are incorporated by reference in Part III of this Form 10-K.

VONAGE HOLDINGS CORP.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

VONAGE ANNUAL REPORT 2009

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

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Annual Report on Form 10-K, any exhibits to this Form 10-K and other public statements we make. Such factors include, but are not limited to: the competition we face; our ability to adapt to rapid changes in the market for voice and messaging services; our ability to control customer churn and attract new customers; worsening economic conditions; restrictions in our debt agreements that may limit our operating flexibility; system disruptions or flaws in our technology; results of pending litigation and intellectual property and other litigation that may be brought against us; results of regulatory inquiries into our business practices; our dependence on third party facilities, equipment and services; our dependence upon key personnel; any failure to meet New York Stock Exchange listing requirements; our history of net operating losses; our ability to obtain additional financing if needed; differences between our service and traditional phone services, including our 911 service; our dependence on our customers’ existing broadband connections; uncertainties relating to regulation of VoIP services; and other factors that are set forth in the “Risk Factors” section, and other sections of this Annual Report on Form 10-K, as well as in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

FINANCIAL INFORMATION PRESENTATION

For the financial information discussed in this Annual Report on Form 10-K, other than per share and per line amounts, dollar amounts are presented in thousands, except where noted.

PART I

ITEM 1. Business

OVERVIEW

We are a leading provider of high quality voice and messaging services over broadband networks. Our technology serviced approximately 2.4 million subscriber lines as of December 31, 2009. While customers in the United States represented 94% of our subscriber lines at December 31, 2009, we also serve customers in Canada and in the United Kingdom.

Our residential, small and home office services are portable and we enable our customers to make and receive phone calls with a telephone almost anywhere a broadband Internet connection is available. We transmit these calls using Voice over Internet Protocol, or VoIP, technology, which converts voice signals into digital data packets for transmission over the Internet. At a cost effective rate, each of our calling plans provides a number of basic features typically offered by traditional telephone service providers, plus a wide range of enhanced features that we believe differentiate our service and offer an attractive value proposition to our customers. We also offer a number of premium services for additional fees.

We rely heavily on our network, which is a flexible, scalable Session Initiation Protocol (SIP) based VoIP network that rides on top of the Internet. This platform enables a user via a single “identity” to access and utilize services and features regardless of how they are connected to the Internet. As a result, with one identity, either a number or user name, customers have access to Vonage voice, messaging, features and personal profile information regardless of location, device or how they access the Internet, including over 3G, 4G, Cable or DSL broadband networks.

In August 2009, we launched Vonage World, a residential plan that includes unlimited calling to more than 60 countries, including India, Mexico and China for the current flat monthly rate of $24.99. In addition, the Vonage World offer includes unlimited Vonage Visual Voicemail, which provides “readable voicemail” delivered via email or short message service (SMS) text message.

In October 2009, we launched Vonage Mobile, our first mobile calling application for smart phones. Vonage Mobile is a free downloadable application that provides seamless, low-cost pay-per-use international calling while on Wi-Fi or cellular networks, depending on the device. In December 2009, we began offering Vonage World Mobile using this mobile calling application. Bundle discounts are provided for customers who subscribe to both our residential and mobile Vonage World plans.

Vonage has developed both a direct sales channel, as represented by web-sites and toll free numbers, and a retail distribution channel through regional and national retailers, including Wal-Mart. The direct and retail distribution channels are supported through integrated advertising campaigns across multiple media such as online, television, direct mail, alternative media, telemarketing, partner marketing and customer referral programs.

Our primary source of revenue is subscription fees that we charge customers for our service plans, primarily on a monthly basis. We also generate revenue from international calls customers make that are not included in their service plan and for additional features that customers add to their service plans. Information on our revenues, operating income, and identifiable assets appears in Note 1 to our consolidated financial statements included in Item 8 hereof.

OUR STRATEGY

Vonage is rapidly evolving into a company that provides high quality voice and integrated messaging services on multiple devices, over fixed and mobile broadband networks, connecting customers around the world. In this evolution, we continue to leverage the following factors that have been instrumental in building our customer base:

>

Attractive Value Proposition. We offer our customers an attractive value proposition through our Vonage World and Vonage World Mobile plans, which provide unlimited calling around the world to more than 60 countries, for a low, flat rate. These portable land-line phone replacement and mobile calling applications offer unique and compelling features that differentiate our service from the competition at prices for domestic and international calling and messaging considerably lower than those of traditional telephone services and wireless providers.

>

Strong Brand Identity. We believe our strong brand recognition has enhanced our ability to sell our services through direct and retail distribution channels, allowing us to capitalize on growing market demand for broadband, VoIP and mobile applications.

>

Innovative, Low-Cost Technology Platform. Vonage maintains and operates a robust, high quality VoIP network that supports over six billion communications per year. We believe our innovative software and network technology platform not only provides us with a competitive advantage over many other VoIP service providers but also allows us to maintain a low cost structure relative to traditional telephone and cable companies that need to build or lease costly “last-mile” networks. Our network is unique in its scale, versus many other VoIP networks, and permits our customers to communicate virtually everywhere. Our network and services

2	VONAGE ANNUAL REPORT 2009

also provide the foundation for some unique opportunities to partner with applications developers, device manufacturers, and network providers, to enable voice, video, and varied forms of messaging over new mediums, including social networks and Internet-connected gaming.

We have also made progress with six strategic imperatives that we believe positively impacted our business in 2009 and will continue to drive efficiencies and improve our business performance in 2010 and beyond:

>

Onboarding and Early Life Satisfaction. Delivery of a frictionless experience from the time of sale through the customer’s active use of service. In 2009, we implemented an onboarding queue, which provides specialized assistance to new customers. As of December 31, 2009, these agents supported nearly all of new customer call volume resulting in improved early life satisfaction.

>

Distribution and Marketing Effectiveness. Increasing our gross line additions without increasing our year-over-year investment in marketing. With our continued focus on delivering value to international callers as part of our Vonage World plan, we are developing and delivering targeted marketing and in-language advertising to ethnic calling segments, while lowering mass marketing spending.

>

Network, Product and Platform Reliability and Quality. Ensuring our services deliver a consistent, high quality experience. We have developed call quality metrics that enable us to collect more robust data on the frequency and breadth of customer issues at a geographic and subscriber level. This information has helped us to make improvements in call quality and reliability.

>

New and Enhanced Products and Services. Developing differentiated products that meet the needs of specific customer segments and promote frequent usage and brand loyalty. In the second half of 2009, we launched several new service offerings including Vonage World and Vonage Mobile.

>

Cost Optimization. Achieving a reduction in per line operating costs that more than offsets inflationary pricing and potential compression in average revenue per line. We continue to reduce our cost of telephony services per line as we leverage higher international calling volume to negotiate lower rates with carriers to mitigate increased costs associated with our Vonage World offer. We reduced our total operating expenses by 8% in 2009 from the prior year, including significant reductions in selling, general and administrative expense and marketing expense. In addition, we continue to focus on reducing hardware costs and costs for devices that enable our service.

>

Organizational Capacity and Skills Enhancement. Increasing the organization’s productivity through talent management, employee development and improved management tools. New members of our senior leadership team in 2009 included heads of customer care, product development and information technology, product management, network operations and legal.

For 2010, we have added an additional strategic imperative that we believe will positively impact our business:

>	Focus on Technology Transformation. Transforming our technology infrastructure to deliver flexibility, improved time-to-market for new products and a superior online experience.

SERVICE OFFERINGS

We offer our broadband telephone services to customers through several service plans with different pricing structures. The service plans include an array of both basic and enhanced features, and customers have the opportunity to purchase a number of premium features at an additional fee. In order to access our residential, small and home office services, a customer need only connect a standard telephone to a broadband Internet connection through a small Vonage-enabled device. After connecting the device, our customers can use their telephone to make and receive calls. Our mobile calling application is available for download on the iPhone®, BlackBerry® and iPod touch® and permits calling while on wireless (Wi-Fi) or cellular networks, depending on the device.

Plans

In the United States, we market three residential calling plans, two mobile plans and two small office and home office plans:

>

Vonage World. For a monthly fee, this plan includes unlimited calling to landline phones in all cities and locations in more than 60 countries, including India, Mexico and China, and unlimited calling to cellular phones in certain of those countries. In addition, the Vonage World offer includes unlimited Vonage Visual Voicemail, which provides “readable voicemail” delivered via email or short message service (SMS) text message.

>

Vonage World Mobile. This mobile calling plan provides unlimited outbound calling to landline phones in all cities and locations in more than 60 countries, including India, Mexico and China, and unlimited calling to cellular phones in certain of those countries, for a flat monthly rate.

>

Residential Premium Unlimited. Subject to certain restrictions, this plan, which we no longer market to new customers, includes unlimited local and long distance calling anywhere in the U.S., Canada and Puerto Rico. It also includes free calls to five select European countries.

>

Residential Basic 500. This plan includes 500 minutes per month of local and long distance calling anywhere in the U.S., Canada, and Puerto Rico. Customers are charged 3.9¢ per minute after the first 500 monthly minutes used.

>	Vonage Pro Plan. This plan combines the Residential Premium Unlimited Plan with certain premium services described below like Vonage Companion and Vonage Visual Voicemail.

>	World Plans. For a monthly fee, Residential Premium Unlimited Plan customers can choose to add an international calling plan where they can make unlimited calls to a region of their choice.

>

Small Business Premium Unlimited. Subject to certain restrictions, this plan includes unlimited local and long distance calling anywhere in the U.S., Canada and Puerto Rico for business customers. It also includes free calls to five select European countries and a free dedicated fax line.

>	Small Business Basic 1500 Minutes. This plan includes 1,500 minutes per month of local and long distance calling any -

where in the U.S., Canada, and Puerto Rico for business customers. Customers are charged 3.9¢ per minute after the first 1,500 monthly minutes used. This plan also includes a free dedicated fax line.

>	Vonage Mobile Pay Per Use. This mobile calling plan provides low per-minute international outbound calling rates on certain mobile devices.

As of December 31, 2009, approximately 93% of our U.S. subscriber lines were for residential service. Approximately 49% of those residential subscriber lines were under the Residential Premium Unlimited Plan and 25% were under the Vonage World Plan. We offer similar plans in Canada and the United Kingdom. Please see Note 12 to our consolidated financial statements for financial information about our geographic areas.

Basic and Enhanced Features

Each of our residential, small office and home office calling plans provides a number of basic features including call waiting, caller ID with name, call forwarding and voicemail. All of these calling plans include a wide range of enhanced features at no additional charge to our customers, such as:

>	Area Code Selection. Customers can select from approximately 267 U.S. area codes for their telephone number for use with our service, regardless of physical location.

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

Premium Services

We also offer a number of premium services, in some cases for additional fees. These services include:

>

Vonage Visual Voicemail. This feature, which is included free as part of the Vonage World plan and Vonage Pro plan, allows a customer to have their voicemail messages transcribed to text and sent to their e-mail address or mobile phone.

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

>

Vonage SoftPhone. A SoftPhone is a software application that can be downloaded and installed on computers, laptops and Wi-Fi-enabled personal digital assistant devices. It enables a user to use a computer as a full-functioning telephone, with its own phone number, through a screen-based interface that works just like a telephone keypad.

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

Devices

We believe that our ability to offer a variety of devices with enhanced features and capabilities differentiates our service offering from that of many of our competitors. Our plug-and-play Vonage-enabled devices permit portability because customers can take their Vonage device to different locations where broadband service is available, including switching between different Internet service providers while continuing to make and receive calls on their Vonage phone number. We offer our customers a range of equipment alternatives for their Vonage-enabled devices based upon our continued relationships with technology companies.

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

>

Integrated Adapter and Wireless Router. Our integrated adapters and wireless routers simplify installation by combining a standard analog telephone adapter, a broadband router and a Wi-Fi access point in one device.

>

Vonage Bundled Cordless Phone and V-Portal. Our cordless multi-phone system offers customers further simplification of equipment by combining Digital Enhanced Cordless telecommunications, or DECT, cordless phone system, our V-Portal and a router into one easy to install package. These

4	VONAGE ANNUAL REPORT 2009

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

>

Vonage Companion. Vonage Companion is a downloadable softphone that extends the boundaries of a Vonage home or office phone line, providing more freedom over how to communicate. Vonage Companion has the same phone number as a customer’s main Vonage phone line.

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

For our residential, small office and home office services, a Vonage-enabled adapter converts the traditional analog voice signal from our customer’s telephone into a series of IP packets that are sent over his high-speed broadband connection, across the Internet, to a VoIP media gateway at one of our Regional Data Connection Points, where the packets are converted back into traditional public switched telephone network telephone signals. Vonage’s architecture has VoIP media gateways and connections to our public switched telephone network termination partners at multiple, distributed geographical locations for capacity, scalability and reliability.

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

>

Regional Data Connection Points. Calls into or out of our network, where one of the parties is not a Vonage customer, are interconnected with the public switched telephone network at 13 regional data connection points in the United States, Canada, Chile, Mexico and the United Kingdom. Our interconnections with the public switched telephone network are made pursuant to agreements we have with several telecommunications providers. Under these agreements, we transfer calls originated by our customers to other carriers who connect the call to the called party. We pay a per-minute charge for this. The calls are transferred from our equipment to other carriers at connection points that are typically housed in small co-location facilities in which we lease space from other telecommunications providers. We generally pay monthly for this co-location, based on the amount of space we use. This method of connecting to the public switched telephone network allows us to expand capacity quickly, as necessary to meet call volume, and to provide redundancy within our network. These connection points are also used as interconnection with Internet Service Providers to provide the optimal networking path for all calls. Our business is not substantially dependent upon our agreements with other carriers or our interconnection agreements, because we can easily substitute other telecommunications providers in order to obtain the same or similar service at similar cost.

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

>

Reporting Tools. To enhance our network operations efforts, we utilize an industry standard monitoring tool and also have a series of internally developed monitoring and reporting tools that enable us to quantify the quality of all calls within our network and quickly and efficiently recognize and respond to potential issues .

>

Emergency Calling Service and Enhanced 911 Service. We have deployed E-911 service to approximately 98.9% of our U.S. customer base that is comparable to the emergency calling services provided to customers of traditional wire line telephone companies in the same area. For customers in areas where our E-911 service is available, emergency calls are routed, subject to the limitations discussed below, directly to an emergency services dispatcher at the public safety answering point, or PSAP, in the area of the customer’s registered location. The dispatcher will have automatic access to the customer’s telephone number and registered location information. However, if a customer places an emergency call using the customer’s Vonage-enabled device in a location different from the one registered with us, the emergency call will be routed to a PSAP in the customer’s registered location, not the customer’s actual location at the time of the call. Every time a customer moves his or her Vonage-enabled device to a new location, the customer’s registered location information must be updated and verified. Until this occurs, the customer will have to verbally advise the emergency dispatcher of his or her actual location at the time of the call and wait for the call to be transferred, if possible, to the appropriate local emergency response center before emergency assistance can be dispatched.

In some cases, even under our 911 service, emergency calls may be routed to a PSAP in the area of the customer’s registered location, but such PSAP may not be capable of receiving our transmission of the caller’s registered location information and, in some cases, the caller’s phone number. Where the emergency call center is unable to process the information, the caller is provided a service that is similar to the basic 911 services offered to some wire line telephone customers and some wireless customers. In these instances, the emergency caller may be required to verbally advise the operator of their location at the time of the call and, in some cases, provide a call back number so that the call can be handled or forwarded to an appropriate emergency dispatcher.

The emergency calls of customers located in areas where we currently do not provide either E-911 or the basic 911 described above are either routed directly to the PSAP in the area of the customer’s location or supported by a national call center that is run by a third party provider and operates 24 hours a day, seven days a week. In these cases, a caller must provide the operator with his or her physical location and call back number. If a customer reaches the call center, the operator will coordinate connecting the caller to the appropriate PSAP or emergency services provider. Our E-911 service does not support the calls of our V-Phone, Wi-Fi phone, Vonage Companion and Vonage SoftPhone users. The emergency calls of our V-Phone, Wi-Fi phone, Vonage

6	VONAGE ANNUAL REPORT 2009

Companion and Vonage SoftPhone users are supported by the national call center.

>

Agreements with E-911 Service Providers. To enable us to effectively deploy and provide our E-911 service, we maintain an agreement with a provider that assists us in delivering emergency calls to an emergency service dispatcher at the PSAP in the area of the customer’s registered location and terminating E-911 calls. We also contract for the national call center that operates 24 hours a day, seven days a week to receive certain emergency calls. We also maintain agreements with several companies that maintain PSAP databases for the purpose of deploying and operating E-911 services. The databases include contact, technical infrastructure, boundary and routing information for delivery of calls to a PSAP or emergency service providers in the United States.

>

Other Agreements. We have entered into agreements with several service providers to assist us with operations. In particular, we contract with third parties to support local number portability for our customers, which allow new customers to retain their existing telephone numbers when subscribing to our services.

>	We rely on an agreement with a provider to facilitate the transfer of customer telephone numbers.

>

Third Party Verification, Inc. performs the third party verification of pertinent local number portability information from our subscribers. This verification is an integral process step prior to porting a customer from one local telephone company to us. Our agreement with Third Party Verification, Inc. will continue through April 2011.

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

MARKETING

Our marketing objective is to grow subscriber lines by cost-effectively acquiring and retaining customers.

We employ an integrated multi-channel approach to marketing. We make use of broad-reach and highly-targeted media channels including television, online, direct mail, alternative media, telemarketing, partner marketing and customer referral programs. As a national provider, we believe we are able to buy online and traditional media in a highly efficient manner. Our customers have a variety of vehicles to purchase our services and products, through the internet, by phone, in a retail store or at a kiosk. In addition, we accept multiple forms of payment such as credit cards, debit cards, and electronic check payments (“ECP”).

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

We augment these marketing efforts with Refer-a-Friend, our online customer referral program. Under this program, existing customers can use the Vonage website to send e-mails to their friends that describe our service offerings and track their responses. Referrers may also use their Vonage telephone number as a type of “coupon code.” We also introduced a referral feature that allows an existing customer to place a promotional banner on the customer’s social networking page. In return for referring a new customer, both the new and the existing customer receive a service credit.

SALES AND DISTRIBUTION

Direct Sales

The primary sales channels for our service historically have been through in-bound telemarketing and online direct sales. Customers can subscribe to our services at our websites, http://www.vonage.com, http://www.vonage.ca and http://www.vonage.co.uk, or through multiple toll free numbers including 1-877-4VONAGE. We complement these sales channels with marketing vehicles including television, direct mail, alternative media, outbound telemarketing, partner marketing, social marketing and media efforts along with customer referral programs. We are increasing targeting efforts to focus on ethnic calling segments.

Retail Sales

In addition to our direct sales channel, we also offer sales through our retail channel. Our service currently is available at the outlets of leading regional and national retailers, including Wal-Mart, Brandsmart and Fry’s Electronics. We believe that the availability of our devices through premier retailers enhances and reinforces the Vonage brand with consumers and that the retail channel increases our ability to acquire mainstream consumers by reaching them in a familiar and interactive shopping environment. National and regional retailers provide Vonage with a wide footprint to distribute our service. In looking at ways to increase control in the sales channel, we opened Vonage kiosks throughout the United States in 2006 and 2007 and continue to look at ways to optimize sales performance at each kiosk location while looking at growth opportunities in favorable geographic markets. We had 16 kiosks in operation at the end of 2009 compared to 31 at the end of 2008.

Customer Service

We offer our customers support 24 hours a day, seven days a week through both our comprehensive online account management website and our toll free number. We believe that many customers use our self-service website when they have a question or problem with their service and that many of them are able to resolve their concerns online without needing to speak to a customer care representative. Our customers can manage almost all aspects of their accounts online. This capability both empowers our customers through self-service and reduces our customer care expenses.

Customers who cannot or do not wish to resolve their questions through our website can contact a live customer care representative through our toll free number. We staff our customer care organization through a combination of our own employees and outsourced customer care representatives. All new customer care representatives are trained through an established program developed by Vonage. We also have a separate team called Advanced Technical Support for resolving customers’ complex issues that could not be handled by our other representatives and an onboarding queue, which provides specialized assistance to new customers. We use extensive monitoring of call quality and customer satisfaction scores to determine additional training or coaching requirements for individual associates.

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

In December 2009, we entered into a contract with Amdocs, Inc. pursuant to which Amdocs, Inc. will (i) license to us billing and ordering software, (ii) provide professional services relating to the implementation, operation, support and maintenance of the licensed systems and (iii) transition support services in connection with migration to the licensed systems. We expect this software to provide us with enhanced ordering and billing capabilities to better suit the current and future needs of the business. The initial term of the agreement with Amdocs, Inc. extends for five years following the earlier to occur of (i) the date on which a specified number of subscribers are successfully migrated from our current billing and order systems to the licensed system or (ii) the first new subscriber is added to the licensed system.

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

We were named as a defendant in several suits that relate to patent infringement and entered into settlement agreements in 2007 and 2008 to settle certain of the suits, which in certain cases include payments, patent licenses and covenants not to sue.

We are the owner of numerous trademarks and service marks and have applied for registration of our trademarks and service marks in the United States and abroad to establish and protect our brand names as part of our intellectual property strategy. Some of our registered marks are Vonage®, Vonage Mobile® and Vonage Visual Voicemail®.

We endeavor to protect our internally developed systems and maintain our trademarks and service marks. Typically, we enter into confidentiality or license agreements with our employees, consultants, customers and vendors in an effort to control access to and distribution of our technology, software, documentation and other information.

COMPETITION

We face strong competition from incumbent telephone companies, cable companies, alternative voice communication providers and wireless companies. Because most of our target customers are already purchasing communications services from one or more of these providers, our success is dependent upon our ability to attract these customers away from their existing providers. We believe that the principal competitive factors affecting our ability to attract and retain customers are price, call quality, customer service and enhanced services and features.

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

The incumbent phone companies own networks that include a “last mile” connection to substantially all of our existing and potential customers as well as the places our customers call. As a result, the vast majority of the calls placed by a Vonage customer are carried over the “last mile” by an incumbent phone company, and we indirectly pay access charges to these competitors for each of these calls. In contrast, traditional wire line providers do not pay us when their customers call our customers. Their “last

8	VONAGE ANNUAL REPORT 2009

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

Cable companies

These competitors include companies such as Cablevision, Charter Communications, Comcast Corporation, Cox Communications and Time Warner Cable. Cable companies have significant financial resources and have made and are continuing to make substantial investments in delivering broadband Internet access and phone service to their customers. Providing Internet access and cable television to many of our existing and potential customers allows them to engage in highly targeted, low-cost direct marketing and may enhance their image as trusted providers of services.

Similar to incumbent phone companies, cable companies are also aggressively using their existing customer relationships to bundle services. For example, they bundle Internet access, cable television and phone service with an implied price for the phone service that may be significantly below ours. They are able to advertise on their local access channels with no significant out-of-pocket cost and through mailings in bills with little marginal cost. They also receive advertising time as part of their relationships with television networks, and they are able to use this time to promote their telephone service offerings.

Many cable companies routinely send technicians to customers’ premises to initiate service. Although this is expensive, it also can be more attractive to customers than installing their own router. In addition, these technicians may install an independent source of power, which can give customers assurance that their phone service will not be interrupted during power outages.

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

We believe our ability to successfully compete with cable companies is enhanced by the value and features we offer that cable companies do not offer (such as unlimited international calling, portable service and wide choice of area codes).

Wireless telephone companies

We also compete with wireless phone companies, such as AT&T, Sprint, T-Mobile and Verizon Wireless. Some consumers use wireless phones, instead of VoIP phones, as a replacement for a wire line phone. Also, wireless phone companies increasingly are providing wireless broadband Internet access to their customers. As wireless providers offer more minutes at lower prices and other services that improve calling quality, their services have become more attractive to households as a competing replacement for wire line service. For example, many wireless phone companies now offer dual mode phones, which permit voice communications over a Wi-Fi network when available and which do not count against mobile plan minutes. Certain wireless phone companies have also made available products incorporating femtocells that utilize broadband connections to act as a miniature cellular tower, listening for and enhancing signals from a subscriber’s cell phone, improving call quality at a subscriber’s residence or other location. Wireless telephone companies have a strong retail presence and have significant financial resources. We believe our ability to successfully compete with wireless telephone companies is enhanced by our delivery of voice and messaging services over the Internet, enabling us to deliver value to customers.

Alternative voice communication providers

We also compete against established alternative voice communication providers, such as Skype, Google Voice, magicJack and independent VoIP service providers. Some of these service providers have chosen to sacrifice telephony revenue in order to gain market share and have offered their services at low prices or for free. While not all of these competitors currently offer the ability to call or be called by anyone not using their service, line portability and customer service, in the future they may integrate such capabilities into their service offerings. As we continue the introduction of applications that integrate different forms of voice and messaging services over multiple devices, we are likely to face competition from emerging competitors focused on similar integration, as well as from established alternative voice communication providers.

In addition, a continuing trend toward consolidation of telecommunications companies and the formation of strategic alliances within the telecommunications industry, as well as the development of new technologies, could give rise to significant new competition.

EMPLOYEES

As of December 31, 2009, we had 1,225 employees. None of our employees are subject to a collective bargaining agreement.

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

The telecommunications industry is highly competitive. We face intense competition from traditional telephone companies, wireless companies, cable companies and alternative voice communication providers. Our competitors include the traditional telephone service providers, including AT&T, Qwest Communications and Verizon Communications, which provide telephone service based on the public switched telephone network. Some of these traditional providers also have added VoIP services to their existing telephone and broadband offerings. We also face competition from cable companies, such as Cablevision, Charter Communications, Comcast Corporation, Cox Communications, and Time Warner Cable, which have added VoIP services to their existing cable television and broadband offerings. Further, as wireless providers, including AT&T, Sprint, T-Mobile and Verizon Wireless, offer more minutes at lower prices, better coverage and companion landline alternative services, including through products such as dual mode phones and femtocells, their services have become more attractive to households as a replacement for wire line service.

Most traditional wire line and wireless telephone service providers and cable companies are substantially larger and better capitalized than we are and have the advantage of a large existing customer base. Because most of our target customers are already purchasing communications services from one or more of these providers, our success is dependent upon our ability to attract target customers away from their existing providers. Our competitors’ financial resources may allow them to offer services at prices below cost or even for free in order to maintain and gain market share or otherwise improve their competitive positions. Our competitors also could use their greater financial resources to offer VoIP services with more attractive features and more robust customer service. In addition, because of the other services our competitors provide, they often choose to offer VoIP services as part of a bundle that includes other products, such as video, high speed Internet access and wireless telephone service, which we do not offer. This bundle may enable our competitors to offer VoIP service at prices with which we may not be able to compete or to offer functionality that integrates VoIP service with their other offerings, both of which may be more desirable to consumers. Any of these competitive factors could make it more difficult for us to attract and retain customers, reduce our market share and revenues or cause us to lower our prices or offer additional features that may result in additional costs without commensurate price increases.

We also compete against established alternative voice communication providers, such as Skype, Google Voice, magicJack and independent VoIP service providers. Some of these service providers have chosen to sacrifice telephony revenue in order to gain market share and have offered their services at low prices or for free. As we continue the introduction of applications that integrate different forms of voice and messaging services over multiple devices, we are likely to face competition from emerging competitors focused on similar integration, as well as from established alternative voice communication providers. In order to compete with such service providers, we may have to reduce our prices, which would impair our profitability, or offer additional features that may cause us to incur additional costs without commensurate price increases.

We also are subject to the risk of future disruptive technologies. If new technologies develop that are able to deliver competing voice and messaging services at lower prices, better or more conveniently, it could have a material adverse effect on us.

If we fail to adapt to rapid changes in the market for voice and messaging services, then our products and services could become obsolete.

The market for our products is constantly and rapidly evolving, as we and our competitors introduce new and enhanced products and services, and react to changes in VoIP and messaging technology and customer demands. We may not be able to develop or acquire new products and plans or product and plan enhancements that compete effectively with present or emerging VoIP and messaging technologies or differentiate our products and plans based on functionality and performance. In addition, we may not be able to establish or maintain strategic alliances that will permit enhancement opportunities or innovative distribution methods for our products and plans. New products based on new technologies or new industry standards could render our existing products obsolete and unmarketable.

To succeed, we believe that we need to enhance our current products and plans and develop new products and plans on a timely basis to keep pace with market needs and satisfy the increasingly sophisticated requirements of customers. VoIP and messaging technology is complex, and new products and plans and product and plan enhancements can require long development and testing periods. Any delays in developing and releasing new or enhanced products and plans, including as a result of any limitations with our internal systems, could cause us to lose revenue opportunities and customers. Any technical flaws in products we release could diminish the innovative impact of the products and have a negative effect on customer adoption and our reputation.

Net customer losses as a result of customer churn or inability to attract new customers could negatively affect our business by reducing our revenue or requiring us to spend more money to grow our customer base.

Our rate of customer terminations, or average monthly customer churn, was 3.1% for the year ended December 31, 2009. During 2009, we added 705,790 customers while 810,728 of our customers terminated resulting in a net customer decrease of 104,938 for 2009. In the fourth quarter of 2009, our average monthly customer churn was 2.8%. Our churn rate could increase in the future if customers are not satisfied with the quality and

10	VONAGE ANNUAL REPORT 2009

reliability of our network, the value proposition of our products and the ability of our customer service to meet the needs and expectations of our customers. Other factors, including increased competition from other providers, including increasing wireless substitution, disruptive technologies, general economic conditions and our ability to activate and register new customers on the network, also influence our churn rate.

Because of churn, we have to acquire new customers on an ongoing basis just to maintain our existing level of customers and revenues. As a result, marketing expense is an ongoing requirement of our business. If our churn rate increases, we will have to acquire even more new customers in order to maintain our existing revenues. We incur significant costs to acquire new customers, and those costs are an important factor in maintaining profitability. Therefore, if we are unsuccessful in retaining customers, are required to spend significant amounts to acquire new customers beyond those budgeted or our marketing and advertising efforts are not effective in targeting specific customer segments, our revenue could decrease and our net losses could increase.

Current economic conditions may adversely affect our industry, business and results of operations.

The United States economy has experienced a period of slowdown and very high volatility and the future economic environment may continue to be unfavorable. A substantial portion of our revenues comes from residential, small office and home office customers whose spending patterns may be affected by prevailing economic conditions. While we believe that the weakening economy had a modest effect on our net subscriber additions and ability of our customers to pay us during 2009, if these economic conditions deteriorate, the growth of our business and results of operations may be more severely impacted. Economic conditions may accelerate the trend of households relying solely on a mobile phone for home telecommunications, while eliminating landline connections, which is known as wireless substitution. In addition, reduced consumer spending may drive us and our competitors to offer certain services at promotional prices, which could have a negative impact on our operating results.

The debt agreements governing our November 2008 financing contain restrictions that may limit our flexibility in operating our business.

On November 3, 2008, we consummated a financing consisting of (i) a $130,300 senior secured first lien credit facility (the “First Lien Senior Facility”), (ii) a $72,000 senior secured second lien credit facility (the “Second Lien Senior Facility”) and (iii) the sale of $18,000 of our 20% senior secured third lien notes due 2015 (the “Convertible Notes” and collectively, the “Financing”). The First Lien Senior Facility, the Second Lien Senior Facility and the Note Purchase Agreement governing the Convertible Notes contain various covenants and other restrictions that limit our ability and/or the ability of certain of our subsidiaries to engage in specified types of transactions, including obtaining additional financing, if necessary. These covenants and other restrictions may under certain circumstances limit, but not necessarily preclude, our and certain of our subsidiaries’ ability to, among other things:

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

Under the Financing agreements, we are required to maintain a specified minimum fixed charge coverage ratio, maximum leverage ratio and senior secured debt leverage ratio. In addition, these agreements require us to maintain minimum levels of consolidated adjusted EBIDTA, liquidity and pre-marketing operating income and limit our capital expenditures. Upon the repayment of our obligations under the First Lien Senior Facility and the Second Lien Senior Facility, the covenants will fall-away, but the Note Purchase Agreement for the Convertible Notes will continue to limit our ability to incur indebtedness and make restricted payments. Our ability to comply with such financial and other covenants can be affected by events beyond our control, so we may not be able to comply with these covenants. A breach of any such covenant could result in a default under these agreements. In that case, the lenders and the note holders could elect to declare due and payable immediately all amounts due under the Financing agreements, including principal, accrued interest, a “make-whole” premium and, in the case of the Convertible Notes, liquidated damages, and may take action to foreclose upon the collateral securing the indebtedness.

Flaws in our technology and systems could cause delays or interruptions of service or permit third parties to commit fraud using our services, which could damage our reputation, cause us to lose customers and limit our growth.

Although we have designed our service network to reduce the possibility of disruptions or other outages, our service may be disrupted by problems with our technology and systems, such as malfunctions in our software or other facilities and overloading of our network. Our customers and potential customers subscribing to our services have experienced interruptions in the past and may experience interruptions in the future as a result of these types of problems. Interruptions have caused and may in the future cause us to lose customers and offer substantial customer credits, which could adversely affect our revenue and profitability. Network interruptions may also impair our ability to sign-up new customers. During 2009, we had multiple outages that affected groups of customers at various times, some of which affected large groups of customers for several hours. In addition, because our systems and our customers’ ability to use our services are Internet-dependent, our services may be subject to “hacker attacks” from the Internet, which could have a significant impact on our systems and services. If service interruptions adversely affect the perceived reliability of our service, we may have difficulty attracting and retaining customers and our brand reputation and growth may suffer. In addition, third parties have fraudulently accessed customer accounts or used our services to commit fraud. If we are unable to detect and prevent such fraud, our brand reputation and growth may suffer and we may incur additional costs or be required to credit significant amounts to customers.

We are and in the future may be subject to damaging and disruptive intellectual property litigation that could materially and adversely affect our business, results of operations and financial condition, as well as the continued viability of our company.

We are named as a defendant in a suit that relates to patent infringement and from time to time we receive letters from third parties initiating an opportunity for us to obtain patent licenses to patents that may be relevant to our business. See “Item 3. – Legal Proceedings – IP Matters.” In addition, we have been subject to other infringement claims in the past, including suits that we settled in 2007 and 2008 for a total of $243,825 with Verizon, Sprint, AT&T, Nortel Networks and others, and, given the rapid technological change in our industry and our continual development of new products and services, we may be subject to infringement claims in the future. We may be unaware of filed patent applications and issued patents that could include claims covering our products and services.

Parties making claims of infringement may be able to obtain injunctive or other equitable relief that could effectively block our ability to provide our services and could cause us to pay substantial royalties, licensing fees or damages. The defense of any lawsuit could divert management’s efforts and attention from ordinary business operations and result in time-consuming and expensive litigation, regardless of the merits of such claims. These outcomes may:

>	result in the loss of a substantial number of existing customers or prohibit the acquisition of new customers;

>

lead to an event of default under the terms of our Financing documents, which could permit the lenders and note holders to declare due and payable immediately all amounts due under the Financing agreements, including principal, accrued interest, a “make-whole” premium and, in the case of the Convertible Notes, liquidated damages and take action to foreclose upon the collateral securing the indebtedness;

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

We were named in several purported class actions in California, New Jersey, and Washington alleging a wide variety of deficiencies with respect to our business practices, marketing disclosures, e-mail marketing and quality issues for both phone and fax service. We have also been subject to periodic regulatory inquiries regarding our business practices, including a recently settled investigation by a group of 32 states’ attorney generals into certain of our business practices. There was no finding of any violation or wrongdoing by us, and the 32 states participating in the settlement have released us and our affiliates from the matters investigated. In connection with the settlement, we agreed to pay an aggregate of $3.0 million to the participating states, including amounts to cover legal and investigation fees incurred. To improve the customer experience and promote continued customer satisfaction, we also agreed to implement certain enhancements to our business practices, many of which we implemented prior to completion of the settlement. We also agreed to provide refunds for certain affected consumers.

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

Our success depends on our ability to provide quality and reliable telephony service, which is in part dependent upon the proper functioning of facilities and equipment owned and operated by third parties and is, therefore, beyond our control. Unlike traditional wire line telephone service or wireless service, our service requires our customers to have an operative broadband Internet connection and an electrical power supply, which are provided by the customer’s Internet service provider and electric utility company, respectively, and not by us. The quality of some broadband Internet connections may be too poor for customers to use our services properly. In addition, if there is any interruption to a customer’s broadband Internet service or electrical power supply, that customer will be unable to make or receive calls, including emergency calls, using our service.

We outsource several of our network functions to third-party providers. For example, we outsource the maintenance of our regional data connection points, which are the facilities at which our network interconnects with the public switched telephone network. If our third-party service providers fail to maintain these facilities properly, or fail to respond quickly to problems, our cus -

12	VONAGE ANNUAL REPORT 2009

tomers may experience service interruptions. Interruptions in our service caused by third-party facilities have in the past caused and may in the future cause us to lose customers, or cause us to offer substantial customer credits, which could adversely affect our revenue and profitability. If interruptions adversely affect the perceived reliability of our service, we may have difficulty attracting new customers and our brand, reputation and growth will be negatively impacted. We also rely on third parties for some of our back office functions. For example, in December, 2009, we entered into an agreement to license billing and ordering systems. Any failure of the systems to properly function may negatively impact the customer experience.

We rely on third parties to provide a portion of our customer service representatives, initiate local number portability for our customers and provide aspects of our E-911 service. If these third parties do not provide our customers with reliable, high-quality service, our reputation will be harmed and we may lose customers.

We offer our customers support 24 hours a day, seven days a week through both our comprehensive online account management website and our toll free number. We rely on multiple third parties outside of the U.S. to provide a significant portion of the customer service representatives that respond to customer inquiries. These third-party providers generally represent us without identifying themselves as independent parties. Many of the customer service representatives that respond to our customers’ inquiries are based in the Philippines and India. The ability of third party providers to provide these representatives may be disrupted by natural disasters, civil unrest and other adverse events that may impact the Philippines and India.

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

We also have agreements with companies that initiate our local number portability, which allow new customers to retain their existing telephone numbers when subscribing to our services. We will need to work with these companies to attain compliance with a new one-day porting requirement that becomes effective for us on February 2, 2011. If Vonage, or third parties it relies upon for porting, have difficulty complying with the new one-day porting requirement after the effective date, we could be subject to FCC enforcement action.

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

Many of the key responsibilities of our business have been assigned to a relatively small number of individuals. Our future success depends to a considerable degree on the vision, skills, experience and effort of our senior management, especially Marc P. Lefar, our Chief Executive Officer. The loss of the services of these officers could have a material adverse effect on our business. In addition, our continued growth depends on our ability to attract and retain experienced key employees.

If we do not meet the New York Stock Exchange continued listing requirements, our common stock may be delisted.

The New York Stock Exchange (“NYSE”) listing standards require us, among other things, to maintain an average closing price of at least $1.00 per share of common stock and a minimum average global market capitalization of at least $100,000 during any consecutive 30-trading-day period. On October 24, 2008, we were notified by the NYSE that we were not in compliance with the NYSE listing standard relating to minimum average share price. We regained compliance with the minimum average share price listing standard on September 28, 2009.

On February 9, 2009, we were notified by the NYSE that we had fallen below the NYSE’s continued listing standard relating to minimum average global market capitalization. We subsequently submitted a plan that was accepted by the NYSE that demonstrates our ability to regain compliance within 18 months. We are subject to ongoing monitoring for compliance with this plan and submit quarterly operational updates to the NYSE. We could regain compliance either at the end of the 18-month plan period or based on two consecutive quarterly monitoring periods in compliance.

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

The first and second quarters of 2009 were the first quarters that we achieved profitability under accounting principles generally accepted in the United States (“GAAP”), although we incurred a net loss of $42,598 for the year ended December 31, 2009. For the period from our inception through December 31, 2009, our accumulated deficit was $1,088,236. Our net losses initially were driven primarily by start-up costs and the cost of developing our technology and later by patent litigation settlements and marketing expenses. Most recently, our net losses have been driven principally by marketing expenses, investments in developing new products and customer care, increased interest expense as a result of the Financing that we completed in November 2008 and non-cash charges associated with the conversion feature of the Convertible Notes. Although we believe we will achieve profitability in the future, we ultimately may not be successful and we may not again achieve profitability.

If we require additional capital, we may not be able to obtain additional financing on favorable terms or at all.

We may need to pursue additional financing to respond to new competitive pressures or pay extraordinary expenses such as litigation settlements or judgments. Because of our past significant losses and our limited tangible assets, we do not fit traditional credit lending criteria, which, in particular, could make it difficult for us to obtain loans or to access the capital markets. In addition, the credit documentation for our recent financing contains affirmative and negative covenants that affect, and in many respects may significantly limit or prohibit, among other things, our and certain of our subsidiaries’ ability to incur, prepay, refinance or modify indebtedness and create liens.

Certain aspects of our landline replacement service are not the same as traditional telephone service, which may limit the acceptance of our services by mainstream consumers and our potential for growth.

For certain users, aspects of our service are not the same as traditional telephone service. Our continued growth is dependent on the adoption of our services by mainstream customers, so these differences are important. For example:

>

Both our E-911 and emergency calling services are different, in significant respects, from the 911 service associated with traditional wire line and wireless telephone providers and, in certain cases, with other VoIP providers.

>	Our customers may experience lower call quality than they are used to from traditional wire line telephone companies, including static, echoes and delays in transmissions.

>	Our customers may experience higher dropped-call rates than they are used to from traditional wire line telephone companies.

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

The Federal Communications Commission (“FCC”) rules for the provision of 911 service by interconnected VoIP providers, such as the VoIP service we provide, require that for all geographic areas covered by the traditional wire line E-911 network, interconnected VoIP providers must provide E-911 service as defined by the FCC’s rules. Under the FCC’s rules, E-911 service means that interconnected VoIP providers must transmit the caller’s telephone number and registered location information to the appropriate public safety answering point (“PSAP”) for the caller’s registered location. Vonage provides E-911 service, under the FCC’s rules, to approximately 98.9% of its subscriber lines.

The remaining subscriber lines do not have E-911 service for a variety of reasons including refusal by PSAPs to accept VoIP 911 calls, the inability of PSAPs to receive the registered location data from us, and the failure by third party companies with whom we contract to provide aspects of our E-911 service to obtain the necessary access or complete implementation of the necessary interfaces to the traditional wire line E-911 infrastructure. In addition, certain of our services designed to be highly mobile including soft phone service, which is software that enables a customer to make telephone calls from a computer, route callers to a national emergency call center that in turns routes the call to the appropriate PSAP.

We could be subject to enforcement action by the FCC for our subscriber lines that do not have E-911 service. This enforcement action could result in significant monetary penalties and restrictions on our ability to offer non-compliant services.

Delays our customers may encounter when making emergency services calls and any inability of a PSAP to automatically recognize the caller’s location or telephone number can have devastating consequences. Customers have attempted, and may in the future attempt, to hold us responsible for any loss, damage, personal injury or death suffered as a result. In July 2008, the New and Emerging Technologies 911 Improvement Act of 2008 became law and provided that interconnected VoIP providers have the same protections from liability for the operation of 911 service as traditional wire line and wireless providers. Limitations on liability for the provision of 911 service are normally governed by state law and these limitations typically are not absolute. Thus, for example, we could be subject to liability for a problem with our 911 service where our failures are greater than mere negligence. It is also unclear under the FCC’s rules whether the limitations on liability would apply to those subscriber lines where Vonage does not provide E-911 service.

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

In early 2009, we completed the process of upgrading our network, systems and procedures to meet Payment Card Industry (“PCI”) data security standards, which requires periodic audits, including an initial audit that was completed in the first quarter of 2009, by independent third parties to assess compliance. PCI

14	VONAGE ANNUAL REPORT 2009

data security standards are a comprehensive set of requirements for enhancing payment account data security that was developed by the PCI Security Standards Council including American Express, Discover Financial Services, JCB International, MasterCard Worldwide and VISA Inc., to help facilitate the broad adoption of consistent data security measures. Failure to comply with the security requirements as identified in subsequent audits or rectify a security issue may result in fines. While we believe it is unusual, restrictions on accepting payment cards, including a complete restriction, may be imposed on companies that are not compliant.

Our credit card processors have the ability to take significant holdbacks or increase existing reserves in certain circumstances. The initiation of such holdbacks or increased reserves likely would have a material adverse effect on our liquidity.

Our credit card processors have established reserves to cover any exposure that they may have as we collect revenue in advance of providing services to our customers, which is a customary practice for companies that bill their customers in advance of providing services. As such, we provided our credit card processors with cash reserves of $22,423 and a cash collateralized letter of credit for $10,500 as of December 31, 2009. Under our credit card processing agreements with our Visa/MasterCard, American Express, Barclays and Discover credit card processors, the credit card processor has the right, in certain circumstances, including adverse events affecting our business, to impose a holdback of our advanced payments purchased using a Visa/MasterCard, American Express, Barclays or Discover credit card, as applicable, or demand additional reserves or other security. If circumstances were to occur that would allow any of these processors to initiate a holdback or considerably increase reserves, the negative impact on our liquidity likely would be significant. In addition, our Visa/MasterCard credit card processing agreement may be terminated by the credit card processor at its discretion if we are deemed to be financially insecure. As a significant portion of payments to us are made through Visa and MasterCard credit cards, if the credit card processor does not assist in transitioning our business to another credit card processor, the negative impact on our liquidity likely would be significant.

The success of our business relies on customers’ continued and unimpeded access to broadband service. Providers of broadband services may be able to block our services or charge their customers more for also using our services, which could adversely affect our revenue and growth.

Our customers must have broadband access to the Internet in order to use our service. Some providers of broadband access, including outside of the U.S., may take measures that affect their customers’ ability to use our service, such as degrading the quality of the data packets we transmit over their lines, giving those packets low priority, giving other packets higher priority than ours, blocking our packets entirely or attempting to charge their customers more for also using our services.

In the U.S., it is not clear whether suppliers of broadband Internet access have a legal obligation to allow their customers to access and use our service without interference. As a result of recent decisions by the U.S. Supreme Court and the FCC, providers of broadband services are subject to relatively light regulation by the FCC. Consequently, federal and state regulators might not prohibit broadband providers from limiting their customers’ access to VoIP or otherwise discriminating against VoIP providers. In August 2008, however, the FCC found that it had the authority to order a major cable operator to cease using network management practices that interfered with its broadband service users’ ability to use certain types of applications. The cable operator has sought judicial review of the FCC’s decision. Interference with our service or higher charges for also using our service could cause us to lose existing customers, impair our ability to attract new customers and harm our revenue and growth. These problems could also arise in international markets.

Because much of our potential success and value lies in our use of internally developed systems and software, if we fail to protect them, it could negatively affect us.

Our ability to compete effectively is dependent in large part upon the maintenance and protection of systems and software that we have developed internally based on open standards. While we have three internally developed issued patents, a number of pending patent applications, and acquired three patents from Digital Packet Licensing, Inc., we cannot patent much of the technology that is important to our business. To date, we have relied on copyright, trademark and trade secret laws, as well as confidentiality procedures and licensing arrangements, to establish and protect our rights to this technology. We typically enter into confidentiality or license agreements with our employees, consultants, customers and vendors in an effort to control access to and distribution of technology, software, documentation and other information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use this technology without authorization. Policing unauthorized use of this technology is difficult. The steps we take may not prevent misappropriation of the technology we rely on. In addition, effective protection may be unavailable or limited in some jurisdictions outside the United States, Canada and the United Kingdom. Litigation may be necessary in the future to enforce or protect our rights or to determine the validity and scope of the rights of others. That litigation could cause us to incur substantial costs and divert resources away from our daily business, which in turn could materially adversely affect our business.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We reported a material weakness that existed in the design of our internal control procedures relating to recording stock-based compensation expense during 2007, which was remediated as of December 31, 2007.

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

In connection with the Financing, we issued $18,000 aggregate principal amount of Convertible Notes to Silver Point Finance, LLC, certain of its affiliates, other third parties and affiliates of us. In 2009, an aggregate of $12,305 principal amount of Convertible Notes were converted into 42,431 shares of our common stock. If the remaining conversion rights in the Convertible Notes are exercised, the exercising note holders may obtain a significant equity interest in us and other stockholders may experience significant and immediate dilution. Conversion of the entire remaining $5,695 aggregate principal amount of Convertible Notes at the initial conversion rate would have resulted in an increase of our outstanding common stock from 199,898 shares (as of December 31, 2009) to 219,536 shares, an approximate 9.0% dilution to our common stockholders.

Jeffrey A. Citron, our founder, Chairman and a significant stockholder, exerts significant influence over us.

As of December 31, 2009, Mr. Citron beneficially owned approximately 28.3% of our outstanding common stock, including outstanding securities convertible into or exercisable for common stock within 60 days of such date. As a result, Mr. Citron is able to exert significant influence over all matters presented to our stockholders for approval, including election and removal of our directors and change of control transactions. In addition, as our Chairman, Mr. Citron has and will continue to have significant influence over our strategy and other matters. Mr. Citron’s interests may not always coincide with the interests of other holders of our common stock.

We may be unable to fully realize the benefits of our net operating loss (“NOL”) carry forwards if an ownership change occurs.

If we were to experience another “change in ownership” under Section 382 of the Internal Revenue Code (“Section 382”), the NOL carry forward limitations under Section 382 would impose an annual limit on the amount of the future taxable income that may be offset by our NOL generated prior to the change in ownership. If a change in ownership were to occur, we may be unable to use a significant portion of our NOL to offset future taxable income. In general, a change in ownership occurs when, as of any testing date, there has been a cumulative change in the stock ownership of the corporation held by 5% stockholders of more than 50 percentage points over an applicable three-year period. For these purposes, a 5% stockholder is generally any person or group of persons that at any time during an applicable three-year period has owned 5% or more of our outstanding common stock. In addition, persons who own less than 5% of the outstanding common stock are grouped together as one or more “public group” 5% stockholders. Under Section 382, stock ownership would be determined under complex attribution rules and generally includes shares held directly, indirectly (though intervening entities) and constructively (by certain related parties and certain unrelated parties acting as a group).

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

Securities markets experience significant price and volume fluctuations. This market volatility, as well as general economic conditions, could cause the market price of our common stock to fluctuate substantially. The trading price of our common stock has been, and is likely to continue to be, volatile. Many factors that are beyond our control may significantly affect the market price of our shares. These factors include:

>	changes in our earnings or variations in operating results;

>	any shortfall in revenue or increase in losses from levels expected by securities analysts;

>	judgments in our litigation;

>	changes in regulatory policies or tax law;

>	operating performance of companies comparable to us; and

>	general economic trends and other external factors.

If any of these factors causes the price of our common stock to fall, investors may not be able to sell their common stock at or above their respective purchase prices.

16	VONAGE ANNUAL REPORT 2009

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

In addition, a change of control would constitute an event of default under our Financing agreements. Upon the occurrence of an event of default, the lenders and the note holders could elect to declare due and payable immediately all amounts due under the Financing agreements, including principal, accrued interest, a “make-whole” premium and, in the case of the Convertible Notes, liquidated damages, and may take action to foreclose upon the collateral securing the indebtedness.

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

Such provisions could have the effect of depriving stockholders of an opportunity to sell their shares at a premium over prevailing market prices. Any delay or prevention of, or significant payments required to be made upon, a change of control transaction or changes in our board of directors or management could deter potential acquirors or prevent the completion of a transaction in which our stockholders could receive a substantial premium over the then-current market price for their shares.

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

The following is a summary of our offices and locations:

Location	Business Use	Square Footage	Lease Expiration Date
Holmdel, New Jersey	Corporate Headquarters, Network Operations, Customer Service, Sales and Marketing, and Administration	350,000	2017
London, United Kingdom	Sales and Marketing, Administration	3,472	2010
Altanta, Georgia	Product Development	2,588	2011

We believe that the facilities that we occupy are adequate for our current needs and do not anticipate leasing any additional space.

ITEM 3. Legal Proceedings

From time to time, we may become party to litigation and subject to claims, normally those incidents to the ordinary course of our business.

Litigation

State Attorney General Proceedings. In 2008, we learned that an initial group of 28 states’ attorneys general had begun an investigation into certain of our business practices. We received document requests from 22 of the participating states. The requests sought information that Vonage previously produced to the Wisconsin Attorney General as part of an investigation commenced in November 2007, which consisted of, among other things, sales and retention marketing scripting, advertising disclosures, and information related to our money back guarantee. The requests also sought, among other things, information related to marketing and billing practices, as well as early termination fees. On November 16, 2009, we reached a definitive agreement to settle the investigation. The settlement was filed for Court approval where such approval was required. There was no finding of any violation or wrongdoing by us, and the 32 states participating in the settlement have released us and our affiliates from the matters investigated. In connection with the settlement, we agreed to pay an aggregate of $3.0 million to the participating states, including to cover legal and investigation fees incurred. To improve the customer experience and promote continued customer satisfaction, we also agreed to implement certain enhancements to our business practices, many of which we implemented prior to completion of the settlement. We also agreed to provide refunds for certain affected consumers. We previously made a reserve in the second quarter of 2009 for the amount of the payment to the states and the customer refunds, and in September 2009, placed into escrow the payment to the states. We do not believe that any future amounts recorded in connection with this matter will be material to our financial position, results of operations or cash flows.

IPO Litigation. During June and July 2006, Vonage, several of our officers and directors, and the firms who served as the underwriters in our IPO were named as defendants in several purported class action lawsuits arising out of our IPO. On January 9, 2007, the Judicial Panel on Multidistrict Litigation transferred all complaints to the District of New Jersey. On September 7, 2007, the Court appointed Zyssman Group as the lead plaintiff, and the law firm of Zwerling, Schachter and Zwerling, LLP as lead counsel. On November 19, 2007, the plaintiffs filed the Amended Complaint, which generally alleges: (i) defendants made misstatements regarding subscriber line growth and average monthly churn rate; (ii) defendants failed to disclose problems with facsimile transmissions and a pending fax litigation case; (iii) defendants failed to disclose all patent infringement claims and issues; and (iv) that the Directed Share Program suffered from various infirmities. On January 18, 2008, defendants filed their motions to dismiss the Amended Complaint. On April 6, 2009, the Court hearing the matter dismissed three claims with leave to amend two of them, and declined at such time to dismiss two of the other claims. On April 20, 2009, the plaintiffs filed a motion asking the Court to reconsider the partial dismissal of their claims. On June 3, 2009, the Court granted-in-part and denied-in-part plaintiffs’ motion for reconsideration. On June 16, 2009, Vonage and the plaintiffs reached an agreement in principle to settle the litigation, which includes a release and dismissal of all stockholder claims against Vonage and its individual directors and officers who were named as defendants. On December 4, 2009, we received final Court approval for the settlement. The settlement was funded by our liability insurance under our directors and officers’ liability insurance policy.

18	VONAGE ANNUAL REPORT 2009

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

Consumer Class Action Litigations. We have been named in several purported class actions venued in California, New Jersey, and Washington alleging a wide variety of deficiencies with respect to our business practices, marketing disclosures, email marketing and quality issues for both phone and fax service, the most recent of which was filed in California in January 2010.

For example, there are various class actions, on behalf of both nationwide and state classes, pending in New Jersey, Washington and California generally alleging that we delayed and/or refused to allow consumers to cancel their Vonage service; failed to disclose procedural impediments to cancellation; failed to adequately disclose that their 30-day money back guarantee does not give consumers 30 days to try out our services; suppressed and concealed the true nature of our services and disseminated false advertising about the quality, nature and terms of our services; imposed an unlawful early termination fee; and invoked unconscionable provisions of our Terms of Service to the detriment of customers. On May 11, 2007, plaintiffs in one action petitioned the Judicial Panel on Multidistrict Litigation (the “Panel”), seeking transfer and consolidation of the pending actions to a single court for coordinated pretrial proceedings. In an Order dated August 15, 2007, the Panel transferred the pending actions to the United States Court for the District of New Jersey, captioned In re Vonage Marketing and Sales Practices Litigation, MDL No. 1862, Master Docket No. 07-CV-3906 (USDC, D.N.J.). On October 1, 2007, counsel for one group of plaintiffs moved before the Court for Consolidation and Appointment of Co-Lead Counsel of the actions, and requested time to file an Amended Consolidated Complaint. On November 6, 2008, the Court entered an Order Granting Consolidation and Appointment of Co-Lead Counsel, and ordered that a consolidated Complaint be filed within 45 days, which Complaint was filed on December 19, 2008. On February 6, 2009, we filed a Motion to Compel Arbitration. On September 1, 2009, the Court denied without prejudice the Motion to Compel Arbitration. On December 2, 2009, we filed a Renewed Motion to Compel Arbitration. Briefing on the motion was completed in February 2010. The parties have engaged in limited discovery.

Mohammad Sarabi v Vonage. On January 15, 2010, plaintiff Mohammad Sarabi filed a putative class action in the Superior Court of California (Orange County), alleging that the Company binds telephonic subscribers to two year contracts without telling them, and then charges an undisclosed early termination fee if cancellation occurs before the two years expire. The named plaintiff alleges that this conduct (1) violates the California Unfair Competition Law, (2) violates the California Consumer Legal Remedies Act and (3) has unjustly enriched Vonage. We expect to file a motion to remove the action to Federal court.

City of New York vs. Verizon and Vonage. On April 21, 2008, the City of New York and the Sheriff of the City of New York filed a complaint (“NYC Complaint”) in New York State Court against Verizon and Vonage, arising out of collection efforts on the $58,000 judgment entered against Vonage in connection with the prior patent litigation with Verizon. The City alleged that either Verizon or Vonage is liable for $2,900, which represents a poundage fee of 5% of the value of the property sought to be levied upon. On May 13, 2008, Vonage filed a motion to dismiss one count of the NYC Complaint. On May 16, 2008, Verizon filed a motion to dismiss the NYC Complaint in its entirety. The Court denied both motions. On March 19, 2009, Verizon filed a motion for an order granting summary judgment and dismissing all claims against Verizon and on May 1, 2009, Vonage filed a cross-motion for summary judgment seeking dismissal of all claims against Vonage. After Verizon’s and Vonage’s cross-motions for summary judgment were filed and fully briefed, the City advised that it had reached a settlement with Verizon, and it subsequently dismissed its claims against Verizon. On January 5, 2010, Vonage and the City reached a settlement of the litigation, for which no cost was incurred by us.

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

Centre One. On December 5, 2008, Centre One filed a lawsuit against Vonage and its subsidiary Vonage America Inc. in the United States District Court for the Eastern District of Texas alleging that some of Vonage’s products and services are covered by a patent held by Centre One (United States Patent No. 7,068,668) entitled “Method and Apparatus for Interfacing a Public Switched Telephone Network and an Internet Protocol Network for Multi-Media Communication”. The suit also named Verizon Communications Inc. and deltathree Inc. as defendants. Vonage believes Centre One is a firm owned by a sole inventor. We filed our Answer to the Complaint on February 23, 2009, along with a motion to transfer this matter to the United States District Court for the District of New Jersey. On April 2, 2009, we filed a motion to sever the case against us from the case against the other defendants. During oral argument on the motions on June 22, 2009, the Court orally denied the motions to transfer and to sever. On June 22, 2009, the United States Patent and Trademark Office (“PTO”) granted Verizon’s April 30, 2009 request for inter partes reexamination of the claims of Centre One’s patent and issued an office action rejecting on multiple grounds as not patentable certain claims of Centre One’s patent. On July 9, 2009, Vonage and Verizon moved to stay the litigation pending the resolution of the inter partes reexamination. On August 13, 2009, Vonage filed an Amended Answer to First Amended Complaint and Counterclaims in which Vonage added an affirmative defense and counterclaim for a declaration of unenforceability due to inequitable conduct. On September 18, 2009, Centre One filed a Motion for Leave to Supplement its P.R. 3-1 Infringement Contentions in which it seeks to withdraw its allegations of infringement of certain patent claims based on amendments made during the pending reexamination proceedings, and add allegations of infringement of other patent claims. On October 2, 2009, Vonage filed a request for inter partes reexamination of the claims of Centre One’s patent. The PTO granted Vonage’s request for reexamination on December 16, 2009. On January 13, 2010, Verizon filed a Motion to Transfer Venue to the United States District Court for the District of New Jersey. On February 9, 2010, all parties filed a Joint Motion for Extension of Time to make Joint Claim Construction Submissions. On February 16, 2010, plaintiff’s counsel filed an Emergency Motion to Withdraw, citing an ethical conflict, asking for a stay of all deadlines and discovery until new counsel can enter an appearance on behalf of Centre One. On February 19, 2010, the Court granted the Motion to Withdraw and stayed all deadlines in the case for 60 days to allow Centre One to retain and educate new counsel. On February 24, 2010, the Court denied the defendants’ motions to stay the litigation pending the resolution of the inter partes reexamination.

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

Federal – CALEA

On August 5, 2005, the Federal Communications Commission (the “FCC”) released an Order extending the obligations of Communications Assistance for Law Enforcement Act (“CALEA”) to interconnected VoIP providers. Under CALEA, telecommunications carriers must assist law enforcement in executing electronic surveillance, which include the capability of providing call content and call-identifying information to a local enforcement agency, or LEA, pursuant to a court order or other lawful authorization.

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

Federal – Local Number Portability

On May 13, 2009, the FCC adopted an order that reduced to one business day the amount of time that a telecommunications provider such as Vonage has to port a telephone number to another provider. The North American Numbering Council proposed processes to implement the one-day requirement on November 2, 2009. Large telecommunication providers (greater than 2% of the nation’s subscriber lines) have nine months to implement the process before the one-day requirement becomes effective on August 2, 2010. Smaller telecommunication providers, like Vonage, have fifteen months to implement the process before the one-day requirement becomes effective on February 2, 2011. If Vonage, or third parties it relies upon for porting, have difficulty complying with the new one-day porting requirement after the effective date, it could be subject to FCC enforcement action.

State Telecommunications Regulation

In general, the focus of interconnected VoIP telecommunications regulation is at the federal level. On November 12, 2004, the FCC issued a declaratory ruling providing that our service is subject to federal regulation and preempted the Minnesota Public Utilities Commission from imposing certain of its regulations on us. The FCC’s decision was based on its conclusion that our service is interstate in nature and cannot be separated into interstate and intrastate components. On March 21, 2007, the United States Court of Appeals for the 8th Circuit affirmed the FCC’s declaratory ruling preempting state regulation of Vonage’s service. The 8th Circuit found that it is impossible for Vonage to separate its interstate traffic from its intrastate traffic because of the nomadic nature of the service. As a result, the 8th Circuit held that it was reasonable for the FCC to preempt state regulation of Vonage’s service. The 8th Circuit was clear, however, that the preemptive effect of the FCC’s declaratory ruling may be reexamined if technological advances allow for the separation of interstate and intrastate components of the nomadic VoIP service. Therefore, the preemption of state authority over Vonage’s service under this ruling generally hinges on the inability to separate the interstate and intrastate components of the service.

While this ruling does not exempt us from all state oversight of our service, it effectively prevents state telecommunications regulators from imposing certain burdensome and inconsistent market entry requirements and certain other state utility rules and regulations on our service. State regulators continue to probe the limits of federal preemption in their attempts to apply state tele -

20	VONAGE ANNUAL REPORT 2009

communications regulation to interconnected VoIP service. Lawsuits by the Nebraska Public Service Commission and New Mexico Public Regulatory Commission that were resolved in 2009 are examples of state public utility commission attempts to extend traditional state telecommunications regulation to our service. In these cases, the state public utility commissions sought to apply state universal service funding requirements to Vonage. The Kansas Corporation Commission also has taken the position that it has jurisdiction to seek state universal service funding from nomadic VoIP providers. Similarly, the Public Utility Commission of Ohio has adopted rules that would apply state fees for Telephone Relay Service to nomadic VoIP service.

On July 16, 2009, the Nebraska Public Service Commission and the Kansas Corporation Commission filed a petition with the FCC seeking a declaratory ruling or, alternatively, adoption of a rule declaring that state authorities may apply universal service funding requirements to nomadic VoIP providers. A declaratory ruling could have the effect of overruling a May 1, 2009 decision by the United States Court of Appeals for the 8th Circuit in favor of Vonage that enjoined the Nebraska Public Service Commission from asserting state jurisdiction over Vonage to force Vonage to contribute to the Nebraska Universal Service Fund and found the Nebraska Public Service Commission’s assertion of state jurisdiction over Vonage to force Vonage to pay into the Nebraska Universal Service Fund is unlawful as preempted by the FCC. It could also include a finding that the FCC’s 2004 declaratory ruling did not preempt states from assessing services provided by nomadic VoIP providers, such as Vonage, to support state universal service funding. The alternative action requested by the Nebraska Public Service Commission and Kansas Corporation Commission, adoption of a rule, could result in a finding that it is in the public interest to allow states to assess services provided by nomadic VoIP providers, such as Vonage, for state universal service funding on a going forward basis. In addition to this effort, we expect that state public utility commissions and state legislators will continue their attempts to apply state telecommunications regulations to nomadic VoIP service.

State and Municipal Taxes

For a period of time, we did not collect or remit state or municipal taxes (such as sales, excise, utility, use and ad valorem taxes), fees or surcharges (“Taxes”) on the charges to our customers for our services, except that we historically complied with the New Jersey sales tax. We have received inquiries or demands from a number of state and municipal taxing and 911 agencies seeking payment of Taxes that are applied to or collected from customers of providers of traditional public switched telephone network services. Although we have consistently maintained that these Taxes do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations, a number of states have changed their statutes as part of the streamlined sales tax initiatives and we are now collecting and remitting sales taxes in those states. In addition, a few states address how VoIP providers should contribute to support public safety agencies, and in those states we began to remit fees to the appropriate state agencies. We have also contacted authorities in each of the other states to discuss how we can financially contribute to the 911 system. We do not know how all these discussions will be resolved, but there is a possibility that we will be required to pay or collect and remit some or all of these Taxes in the future. Additionally, some of these Taxes could apply to us retroactively. As such, we have a reserve of $4,865 at December 31, 2009 as our best estimate of the potential tax exposure for any retroactive assessment. We believe the maximum estimated exposure for retroactive assessments is $18,786 as of December 31, 2009.

ITEM 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on December 2, 2009.

There were present at the Annual Meeting in person or by proxy stockholders holding an aggregate of 167,487,963 shares of common stock. The results of the vote taken at the Annual Meeting with respect to the election of the nominees to be Class III Directors were as follows:

Class III Director Nominees	For	Withheld
Jeffrey A. Citron	163,320,845	4,167,118
Morton David	153,816,196	13,671,767
Jeffrey J. Misner	163,430,166	4,057,797

The terms of the office of the following directors who were not up for re-election continued after the Annual Meeting: Peter Barris, Michael A. Krupka, Marc P. Lefar, J. Sanford Miller, Gov. Thomas J. Ridge and John J. Roberts.

In addition, a vote of the stockholders was taken at the Annual Meeting with respect to the proposal to ratify the selection by the Audit Committee of the appointment of BDO Seidman, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009. For the purpose of such vote, 164,863,943 shares voted in favor of such proposal, 2,286,334 shares were voted against such proposal and 337,686 shares abstained from voting. There were no broker non-votes.

EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

Our executive officers and directors are listed below.

Marc P. Lefar, Director and Chief Executive Officer. Marc P. Lefar, age 46, has been our Chief Executive Officer and a director since July 2008. Prior to joining Vonage, Mr. Lefar was Founder and Principal of Marketing Insights, a technology and media consultancy that he founded in May 2007. Prior to founding that firm, Mr. Lefar served as Chief Marketing Officer of Cingular Wireless from February 2003 to April 2007. Mr. Lefar also served as Executive Vice President, Marketing and Value-Added Services of Cable and Wireless Global from 2000 to 2002. He also held senior leadership roles at Verizon Wireless and GTE Wireless. Mr. Lefar spent the first nine years of his career at Procter & Gamble.

Jamie Haenggi, Chief Marketing Officer. Jamie Haenggi, age 40, has served as Chief Marketing Officer since May 2007 and is responsible for overseeing Marketing, Retail Sales and Corporate Communications. From November 2006 through April 2007, Ms. Haenggi served as Vice President of Customer Life. Prior to joining Vonage, from 1997, Ms. Haenggi served as Vice President of Worldwide Marketing for ADT Security Services and various other sales and marketing operational roles. Ms. Haenggi’s experience in the home security and protection industry also includes tenure as the head of marketing and acquisition integration at Holmes Protection and as the Director of National Guardian’s International Division.

John S. Rego, Executive Vice President, Chief Financial Officer and Treasurer. John S. Rego, age 48, joined Vonage as Chief Financial Officer in July 2002 and manages accounting, finance, planning, taxation and facilities. From 2001 to 2002, Mr. Rego served as Vice President of Finance for business operations at RCN Corporation. From 1998 to 2000, Mr. Rego served in a variety of corporate and operational finance positions at Winstar Communications, including Vice President of Finance for the SME, Internet, Web Hosting and Professional Services divisions. Additionally, Mr. Rego spent over 14 years in practice as a certified public accountant with international CPA firms. On January 14, 2010, we announced that Mr. Rego will be leaving the Company later this year following the filing of this Annual Report on Form 10-K and the engagement of a new Chief Financial Officer.

Kurt Rogers, Chief Legal Officer and Secretary. Kurt Rogers, age 38, joined us as Chief Legal Officer and Secretary in July 2009, overseeing the Law Department and legal matters regarding Vonage. Prior to joining us, he was a partner at the law firm of Bingham McCutchen LLP from August 2008 to July 2009 with a focus in litigating patents, trade secrets, copyrights and trademarks. Prior to that he was an attorney at the law firm of Latham & Watkins LLP from April 2000 to August 2008, most recently as a partner.

Theresa Hennesy, Senior Vice President of Network Operations. Theresa Hennesy, age 51, joined us as Senior Vice President of Network Operations in February 2009 and leads our Network Operations Team. She is responsible for the continual optimization and ongoing operation of our VoIP network, and oversees personnel across various functional areas including network operations/monitoring, network and field engineering, systems operations and network architecture. Ms. Hennesy has more than 25 years of technical experience, most recently as Senior Vice President of Technical Operations at VeriSign, a provider of Internet infrastructure services, from January 2007 to February 2009. Previously, she was Vice President of Primus Telecommunications, a communications services provider, from July 2006 to November 2006 and Senior Vice President, Global Internet Operations of Cable & Wireless, an international communications services provider, from February 1999 to May 2004.

Nicholas P. Lazzaro, Senior Vice President, Product Development and Information Technology. Nicholas P. Lazzaro, age 40, joined us as Senior Vice President, Product Development and Information Technology in March 2009. Mr. Lazzaro is responsible for the Information Technology, Software Development, Device Development and Certification, and Quality Assurance teams. He has an extensive background in technology and telecommunications. He held several leadership roles at Amdocs, a provider of software products and services to the communication, media and entertainment industry, from 2001 to March 2009, most recently serving as Unit President. He previously held roles at SBC Communications, a communications company, Ernst and Young, a professional services organization, and Iridium, a provider of mobile voice and data communications services, and served as Vice President at Fujitsu, a provider of IT-based business solutions.

22	VONAGE ANNUAL REPORT 2009

Kimberly O’Loughlin, as Senior Vice President of Customer Care. Kimberly O’Loughlin, age 47, joined us as Senior Vice President of Customer Care in April 2009. Ms. O’Loughlin has more than 20 years of experience in customer service, Internet (web) services, operations, information technology, product management, marketing and strategic planning at the senior executive level. Most recently, Ms. O’Loughlin was Vice President, Global Customer Care Operations and Systems at AIG, Inc., an insurance and financial services company, from May 2005 to April 2009. Previously she held several leadership roles at AT&T Wireless, a communications company, from January 2000 to April 2005, most recently as Vice President Business Operations.

Michael Tempora, Senior Vice President of Program Management and Strategic Initiatives. Michael Tempora, age 47, joined us as Senior Vice President of Program Management and Strategic Initiatives in December 2008. In this role, he leads the execution of our strategic imperatives aimed at tightening fundamentals across the company and delivering an improved experience for our customers. Mr. Tempora has 24 years of experience in telecommunications and financial services. Most recently, from January 2005 to December 2008, he was an Executive Director of AT&T, a communications company, and led AT&T’s efforts to develop integrated wireless and consumer broadband products including video, Internet and home phone. Prior to that, Mr. Tempora was VP Consumer Marketing & Product Management at AT&T Wireless from August 2004 to January 2005 and VP Operations Transformation at AT&T from September 1999 to May 2004.

Jeffrey A. Citron, Director, Chairman. Jeffrey A. Citron, age 39, has been the Chairman of our board of directors since January 2001. Mr. Citron was also our Chief Executive Officer from January 2001 through February 2006. He served as our Chief Strategist from February 2006 to July 2008 and assumed the additional role of Interim Chief Executive Officer from April 2007, upon the resignation of Vonage’s prior Chief Executive Officer, until July 2008. In 1995, Mr. Citron founded The Island ECN, a computerized trading system designed to automate the order execution process. Mr. Citron became the Chairman and CEO of Datek Online Holdings Corp. in February 1998 and departed The Island ECN and Datek Online Holdings Corp. in October 1999.

Peter Barris, Director. Peter Barris, age 58, joined our board of directors in September 2004. Mr. Barris has served as Managing General Partner of New Enterprise Associates, Inc., or NEA, since 1999. He has been with NEA since 1992, and he serves as either an executive officer, Manager or General Partner of various entities affiliated with NEA. Mr. Barris serves on the boards of directors of Innerworkings, Inc., Neutral Tandem, Inc., Echo Global Logistics, Inc. and the Mid-Atlantic Venture Association, as well as several private companies in the NEA portfolio. Mr. Barris is a member of the Board of Trustees of Northwestern University and the University of Virginia, College Foundation and the Board of Overseers of Tuck School at Dartmouth College.

Morton David, Director. Morton David, age 73, joined our board of directors in August 2001. Mr. David served as the Chairman and Chief Executive Officer of Franklin Computer Corporation (later Franklin Electronic Publishers, Inc.) from 1983 to 1998. Mr. David previously served on the board of directors of Datek Online Holdings Corp. from 1998 until its acquisition by Ameritrade Holdings in 2002 and on the board of directors of Sharper Image Corporation from 1998 until 2008.

Michael Krupka, Director. Michael Krupka, age 44, joined our board of directors in July 2007. Mr. Krupka has served as Managing Director of Bain Capital Ventures since its founding in 2000. Prior to Bain Capital Ventures, Mr. Krupka was a Managing Director and Principal with the Private Equity Group of Bain Capital Partners, LLC from 1994 to 2000, during which time he focused on technology and technology-driven companies, including software, hardware, database and telecommunication services. Earlier at Bain Capital Partners, LLC, from 1991 to 1994, Mr. Krupka was a Principal of Information Partners, a fund focused on early-stage information technology investing. Prior to Bain Capital Partners, LLC, Mr. Krupka was a consultant with Bain & Company. Mr. Krupka serves on the board of directors of a number of privately held companies. Mr. Krupka became our Lead Independent Director in February 2010.

J. Sanford Miller, Director. J. Sanford (Sandy) Miller, age 60, joined our board of directors in January 2004. Mr. Miller is a General Partner in Institutional Venture Partners, or IVP, which he joined in April 2006. Prior to joining IVP, Mr. Miller was a Senior Partner at 3i, which he joined in 2001. Prior to joining 3i, Mr. Miller co-founded Thomas Weisel Partners in 1998, where he was a Member of the Executive Committee, Chief Administrative and Strategic Officer and Co-Director of Investment Banking. From 1990 to 1998, Mr. Miller was a Senior Partner at Montgomery Securities, where he led the technology and healthcare groups. Mr. Miller serves on the Board of Visitors of the Stanford University School of Law.

Jeffrey J. Misner, Director. Jeffrey Misner, age 56, joined our board of directors in March 2008. Mr. Misner served as Executive Vice President and Chief Financial Officer of Continental Airlines, Inc. from August 2004 until his retirement in August 2008. Mr. Misner joined Continental Airlines, Inc. in 1995 and previously served in various capacities, most recently as Senior Vice President and Chief Financial Officer.

Governor Thomas J. Ridge, Director. Governor Thomas J. Ridge, age 64, joined our board of directors in August 2005. Governor Ridge has served as President and Chief Executive Officer of Ridge Global, LLC, a global strategic consulting company since July 2006. From April 2005 to July 2006, he was President and Chief Executive Officer of Thomas Ridge LLC. From January 2003 to January 2005, Governor Ridge served as the Secretary of the United States Department of Homeland Security. From 2001 through 2002, Governor Ridge served as the Special Assistant to the President for Homeland Security, an Executive Office created by President Bush in October 2001. Governor Ridge served as Governor of the Commonwealth of Pennsylvania for two terms from 1995 through 2001 and was a member of the U.S. House of Representatives from 1983 through 1995. Governor Ridge currently serves on the boards of directors of The Hershey Company, Exelon Corporation and Brightpoint, Inc.

John J. Roberts, Director. John J. Roberts, age 65, joined our board of directors in August 2004. Mr. Roberts served as Global Managing Partner for PricewaterhouseCoopers LLP from 1998 until his retirement in June 2002. From 1994 to 1998, Mr. Roberts served as Chief Operating Officer of Coopers & Lybrand, which merged with Price Waterhouse in 1998. He currently serves on the boards of directors and audit committees of Armstrong World Industries, Inc. and Safeguard Scientifics, Inc. and the board of trustees and audit committee of the Pennsylvania Real Estate Investment Trust. He is a Member of the American Institute of Certified Public Accountants.

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

	Price Range of Common Stock
	High	Low
2009
Fourth quarter	$2.06	$1.13
Third quarter	$2.63	$0.31
Second quarter	$0.82	$0.34
First quarter	$0.70	$0.31
2008
Fourth quarter	$1.32	$0.57
Third quarter	$1.96	$0.90
Second quarter	$2.05	$1.66
First quarter	$2.43	$1.69

Holders

At January 31, 2010, we had approximately 193 stockholders of record. This number does not include beneficial owners whose shares are held in street name.

Dividends

We have never paid cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock for at least the next 12 months. We intend to retain all of our earnings, if any, for general corporate purposes, and, if appropriate, to finance the expansion of our business.

Use of Proceeds from Initial Public Offering

On May 23, 2006, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File No. 333-131659) relating to our IPO. After deducting underwriting discounts and commissions and other offering expenses, our net proceeds from the offering equaled approximately $491,144, which includes $1,896 of costs incurred in 2005. We have invested the net proceeds of the offering in short-term, interest bearing securities pending their use to fund our expansion, including funding marketing expenses and operating losses. Except for payments in connection with IP litigation settlements and debt repayment, there has been no material change in our planned use of proceeds from our IPO as described in our final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b). We did not use any of the net proceeds from the IPO until after the year ended December 31, 2006. Through the year ended December 31, 2009, we used $483,310 of the net proceeds from the IPO to fund operating activities of $288,476 including $220,025 for IP litigation settlements, $40,327 to pay note holders of our previously issued convertible notes, $27,051 for debt related costs related to the Financing and $127,457 for capital expenditures, software development and patent purchases.

24	VONAGE ANNUAL REPORT 2009

Stock Performance Graph

The graph below compares the cumulative total return of our common stock between May 24, 2006 (the date of our IPO) and December 31, 2009, with the cumulative total return of (1) the S&P 500 Index, (2) the NASDAQ Telecom Index and (3) the NYSE Composite Index. This graph assumes the investment of $100 on May 24, 2006 in our common stock, the S&P 500 Index, the NASDAQ Telecom Index and the NYSE Composite Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on May 24, 2006 was the closing sales price of $14.85 per share.

The graph below and related information shall not be deemed “soliciting material” or “filed” with the Securities and Exchange Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), nor shall such information be deemed incorporated by reference into any filing under the Securities Act of 1933 (the “Securities Act”) or the Exchange Act, except to the extent we specifically request that such information be treated as soliciting material or specifically incorporate such information by reference into a document filed under the Securities Act or the Exchange Act.

COMPARISON OF THE CUMULATIVE TOTAL RETURN ON COMMON STOCK BETWEEN MAY 24, 2006 AND DECEMBER 31, 2009

Among Vonage Holdings Corp., the S&P 500 Index, the NASDAQ Telecom Index and the NYSE Composite Index

	December 31,
	2006	2007	2008	2009
Vonage Holdings Corp.	$46.73	$15.49	$4.44	$9.43
S&P 500 Index	$112.69	$116.67	$71.77	$88.60
NASDAQ Telecom Index	$115.53	$126.13	$71.91	$110.04
NYSE Composite Index	$113.35	$120.80	$71.40	$92.06

ITEM 6. Selected Financial Data

The following table sets forth our selected historical financial information. The statement of operations and cash flow data for the years ended December 31, 2009, 2008, and 2007 and the balance sheet data as of December 31, 2009 and 2008 are derived from our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The statement of operations and cash flow data for the year ended December 31, 2006 and 2005 and the balance sheet data as of December 31, 2007, 2006 and 2005 are derived from our audited consolidated financial statements and related notes not included in this Annual Report on Form 10-K. The results included below and elsewhere are not necessarily indicative of our future performance. You should read this information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	For the Years Ended December 31,
(in thousands, except per share amounts)	2009	2008	2007	2006	2005
Statement of Operations Data:
Operating Revenues:
Telephony services	$864,848	$865,765	$803,522	$581,806	$258,165
Customer equipment and shipping	24,232	34,355	24,706	25,591	11,031
	889,080	900,120	828,228	607,397	269,196
Operating Expenses:
Direct cost of telephony services(1)	213,553	226,210	216,831	171,958	84,050
Royalty	–	–	32,606	51,345	–
Total direct cost of telephony services	213,553	226,210	249,437	223,303	84,050
Direct cost of goods sold	71,488	79,382	59,117	62,730	40,441
Selling, general and administrative	265,456	298,985	461,768	272,826	154,716
Marketing	227,990	253,370	283,968	365,349	243,404
Depreciation and amortization	53,391	48,612	35,718	23,677	11,122
	831,878	906,559	1,090,008	947,885	533,733
Income (loss) from operations	57,202	(6,439)	(261,780)	(340,488)	(264,537)
Other Income (Expense):
Interest income	277	3,236	17,582	21,472	4,347
Interest expense	(54,192)	(29,878)	(22,810)	(19,583)	(1,093)
Change in fair value of derivatives	(49,933)	–	–	–	–
Gain (loss) on extinguishment of notes	4,041	(30,570)	–	–	–
Other, net	843	(247)	(238)	(189)	(441)
	(98,964)	(57,459)	(5,466)	1,700	2,813
Net loss	$(42,598)	$(64,576)	$(267,428)	$(338,573)	$(261,334)
Net loss per common share calculation:
Net loss	$(42,598)	$(64,576)	$(267,428)	$(338,573)	$(261,334)
Imputed dividend on preferred shares	–	–	–	–	(605)
Net loss attributable to common shareholders	$(42,598)	$(64,576)	$(267,428)	$(338,573)	$(261,939)
Net loss per common share:
Basic and diluted	$(0.25)	$(0.41)	$(1.72)	$(3.59)	$(189.67)
Weighted-average common shares outstanding:
Basic and diluted	170,314	156,258	155,593	94,207	1,381

26	VONAGE ANNUAL REPORT 2009

	December 31,
(dollars in thousands)	2009	2008	2007	2006	2005
Statement of Cash Flow Data:
Net cash provided by (used in) operating activities	$38,396	$3,555	$(270,926)	$(188,898)	$(189,765)
Net cash provided by (used in) investing activities	(50,565)	40,486	131,457	(210,798)	(154,638)
Net cash provided by (used in) financing activities	(3,253)	(68,370)	245	477,429	434,006

Balance Sheet Data (at period end):
Cash, cash equivalents and marketable securities	$32,213	$46,134	$151,484	$499,736	$266,379
Property and equipment, net	90,548	98,292	118,666	128,247	101,184
Restricted cash	43,700	39,585	38,928	8,042	7,453
Total assets	313,384	336,905	462,297	757,524	446,562
Total debt, net of discount	201,771	194,050	253,320	253,430	247,958
Capital lease obligations	20,948	22,199	23,235	24,255	22,431
Total liabilities	405,293	427,647	537,424	574,323	426,620
Total redeemable preferred stock	—	—	—	—	388,427
Total stockholders’ equity (deficit)	(91,909)	(90,742)	(75,127)	183,201	(368,485)

(1)	Excludes depreciation and amortization of $19,178 for 2009, $20,254 for 2008, $18,434 for 2007, $12,715 for 2006 and $6,671 for 2005.

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

OVERVIEW

We are a leading provider of high quality voice and messaging services over broadband networks. Our technology serviced approximately 2.4 million subscriber lines as of December 31, 2009. While customers in the United States represented 94% of our subscriber lines at December 31, 2009, we also serve customers in Canada and in the United Kingdom.

Our residential and small and home office services are portable and we enable our customers to make and receive phone calls with a telephone almost anywhere a broadband Internet connection is available. We transmit these calls using Voice over Internet Protocol, or VoIP, technology, which converts voice signals into digital data packets for transmission over the Internet. At a cost effective rate, each of our calling plans provides a number of basic features typically offered by traditional telephone service providers, plus a wide range of enhanced features that we believe differentiate our service and offer an attractive value proposition to our customers. We also offer a number of premium services for additional fees.

We rely heavily on our network, which is a flexible, scalable Session Initiation Protocol (SIP) based VoIP network that rides on top of the Internet. This platform enables a user via a single “identity” to access and utilize services and features regardless of how they are connected to the Internet. As a result, with one identity, either a number or user name, customers have access to Vonage voice, messaging, features and personal profile information regardless of location, device or how they access the Internet, including over 3G, 4G, Cable or DSL broadband networks.

In August 2009 we launched Vonage World, a residential plan that includes unlimited calling to more than 60 countries, including India, Mexico and China for the current flat monthly rate of $24.99. In addition, the Vonage World offer includes unlimited Vonage Visual Voicemail, which provides “readable voicemail” delivered via email or short message service (SMS) text message.

In October 2009, we launched Vonage Mobile, our first mobile calling application for smart phones. Vonage Mobile is a free downloadable application that provides seamless, low-cost pay-per-use international calling while on Wi-Fi or cellular networks, depending on the device. In December 2009, we began offering Vonage World Mobile using this mobile calling application. Bundle discounts are provided for customers who subscribe to both our residential and mobile Vonage World plans.

Vonage has developed both a direct sales channel, as represented by web sites and toll free numbers, and a retail distribution channel through regional and national retailers, including Wal-Mart. The direct and retail distribution channels are supported through integrated advertising campaigns across multiple media such as online, television, direct mail, alternative media, telemarketing, partner marketing and customer referral programs.

Our primary source of revenue is subscription fees that we charge customers for our service plans, primarily on a monthly basis. We also generate revenue from international calls customers make that are not included in their service plan and for additional features that customers add to their service plans.

Trends in Our Industry and Key Operating Data A number of trends in our industry have a significant effect on our results of operations and are important to an understanding of our financial statements. Also, the table below includes key operating data that our management uses to measure the growth and operating performance of our business:

	For the Years Ended December 31,
	2009	2008	2007
Gross subscriber line additions	748,681	952,014	1,153,218
Change in net subscriber lines	(155,458)	26,929	356,116
Subscriber lines (at period end)	2,434,896	2,607,156	2,580,227
Average monthly customer churn	3.1%	3.1%	2.8%
Average monthly revenue per line	$29.49	$28.92	$28.73
Average monthly telephony services revenue per line	$28.68	$27.82	$27.87
Average monthly direct cost of telephony services per line	$7.08	$7.27	$7.52
Marketing costs per gross subscriber line addition	$304.52	$266.14	$246.24
Employees (excluding temporary help) (at period end)	1,225	1,491	1,543

28	VONAGE ANNUAL REPORT 2009

Broadband adoption. The number of U.S. households with broadband Internet access has grown significantly. We expect this trend to continue. We benefit from this trend because our service requires a broadband Internet connection and our potential addressable market increases as broadband adoption increases.

Changing competitive landscape. We are facing increasing competition from other companies that offer multiple services such as cable television, video services, voice and broadband Internet service. These competitors are offering VoIP or other voice services as part of a bundle. In addition, certain competitors have developed integrated offerings that we cannot provide and that may be more attractive to customers. For example, as wireless providers offer more minutes at lower prices and companion landline alternative services, their services have become more attractive to households as a replacement for wire line service. We also compete against established alternative voice communication providers and independent VoIP service providers. Some of these service providers may choose to sacrifice telephony revenue in order to gain market share and have offered their services at lower prices or for free.

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

Subscriber lines. Our subscriber lines include, as of a particular date, all subscriber lines from which a customer can make an outbound telephone call on that date. Our subscriber lines include fax lines and softphones but do not include our virtual phone numbers or toll free numbers, which only allow inbound telephone calls to customers. As part of a database review, we identified 16,802 subscriber lines that did not meet the criteria for inclusion as subscriber lines as of December 31, 2008. We recorded an adjustment as of January 1, 2009 for these lines which we considered to be immaterial to the current and prior periods. This adjustment had no impact to our financial statements but will impact per line metrics. Subscriber lines including this adjustment decreased from 2,607,156 as of December 31, 2008 to 2,434,896 as of December 31, 2009. In the fourth quarter of 2009, we had a net loss of 10,131 subscriber lines. Excluding the adjustment, we believe that the decrease in our subscriber lines was primarily due to increasing wireless substitution, competition, particularly from cable companies, worsening economic conditions, and reduced marketing spend during the second half of 2009.

Average monthly customer churn. Average monthly customer churn for a particular period is calculated by dividing the number of customers that terminated during that period by the simple average number of customers during the period, and dividing the result by the number of months in the period. The simple average number of customers during the period is the number of customers on the first day of the period, plus the number of customers on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first 30 days after activation. Our average monthly customer churn remained consistent at 3.1% for 2009 and 2008, respectively. In the fourth quarter of 2009, our average monthly customer churn was 2.8%. We monitor churn on a daily basis and use it as an indicator of the level of customer satisfaction. Other companies may calculate churn differently, and their churn data may not be directly comparable to ours. Customers who have been with us for a year or more tend to have a lower churn rate than customers who have not. Our churn will fluctuate over time due to increased competitive pressures including wireless substitution, market place perception of our services and our ability to provide high quality customer care and network quality and add future innovative products and services.

Average monthly revenue per line. Average monthly revenue per line for a particular period is calculated by dividing our total revenue for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. The simple average number of subscriber lines for the period is the number of subscriber lines on the first day of the period, plus the number of subscriber lines on the last day of the period, divided by two. Our average monthly revenue per line increased to $29.49 for 2009 compared to $28.92 for 2008. This increase was due primarily to pricing actions that we have taken in the past year.

Average monthly telephony services revenue per line. Average monthly telephony services revenue per line for a particular period is calculated by dividing our total telephony services revenue for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. Our average monthly telephony services revenue per line was $28.68 for 2009 compared with $27.82 for 2008. This increase was due primarily to pricing actions that we have taken in the past year.

Average monthly direct cost of telephony services per line. Average monthly direct cost of telephony services per line for a particular period is calculated by dividing our direct cost of telephony services for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. We use the average monthly direct cost of telephony services per line to evaluate how effective we are at managing our costs of providing service. Our average monthly direct cost of telephony services per line decreased to $7.08 for 2009 compared to $7.27 for 2008 due primarily to favorable rates negotiated with our service providers. These improvements were partially offset by costs from higher international call volume associated with Vonage World. Direct cost of telephony services is expected to increase in 2010 as customer demand for Vonage World continues to grow.

Marketing cost per gross subscriber line addition. Marketing cost per gross subscriber line addition is calculated by dividing our marketing expense for a particular period by the number of gross subscriber line additions during the period. Marketing expense does not include the cost of certain customer acquisition activities, such as rebates and promotions, which are accounted for as an offset to revenues, or customer equipment subsidies, which are accounted for as direct cost of goods sold. As a result, it does not represent the full cost to us of obtaining a new customer. Our marketing cost per gross subscriber line addition increased to $304.52 for 2009 from $266.14 in 2008 due primarily to a reduction in gross subscriber line additions compared to the prior year primarily due to worsening economic conditions, increasing competition and customer acquisition and targeting efforts not being as effective as planned.

Employees. Employees represent the number of personnel that are on our payroll and exclude temporary or outsourced labor.

Regulation. Our business has developed in an environment largely free from regulation. The United States and other countries, however, are examining how VoIP services should be regulated, and a number of initiatives could have an impact on our business. For example, the FCC has concluded that wire line broadband Internet access, such as DSL and Internet access provided by cable companies, is an information service and is subject to lighter regulation than telecommunications services. This order may give providers of wire line broadband Internet access the right to discriminate against our services, charge their customers an extra fee to use our service or block our service. In August 2008, however, the FCC found that a major cable operator’s network management practices, which had the effect of degrading certain applications, were not allowed under the FCC’s 2005 network neutrality policy statement. The cable operator is currently appealing the FCC’s decision in the United States Court of Appeals for the D.C. Circuit. In September 2009, the Chairman of the FCC announced his intention to adopt the principles in the FCC’s 2005 network neutrality policy statement as formal rules. He also proposed adding two new principles to the formal rules, including an explicit non-discrimination principle and a transparency principle, which requires broadband providers to disclose network management practices to consumers, content providers, and application providers. Also the Chairman’s proposed rules would apply to both wire line and wireless carrier broadband networks. It was not clear whether the 2005 network neutrality policy statement applied to wireless carrier broadband networks. If the Chairman’s proposed rules are adopted, Vonage may have expanded opportunities to provide VoIP service over wireless carrier broadband networks. Given these recent developments, we believe it is unlikely that blocking or discrimination by broadband network operators will occur on a widespread basis, but if it does, it would have a material adverse effect on us. See also the discussion under “Regulation” in note 11 to our financial statements included herein for a discussion of certain other regulatory issues that impact us.

OPERATING REVENUES

Operating revenues consists of telephony services revenue and customer equipment and shipping revenue.

Telephony services revenue. Substantially all of our operating revenues are telephony services revenue. In the United States, we have four residential plans, “Vonage World”, “Residential Premium Unlimited”, “Vonage Pro” and “Basic 500,” two mobile plans, “Vonage World Mobile” and “Vonage Mobile Pay Per Use” and two small office and home office calling plans, “Small Business Premium Unlimited Minutes” and “Small Business Basic 1500 Minutes.” Each of our unlimited plans offers unlimited domestic calling as well as unlimited calling to Puerto Rico, Canada and selected European countries, subject to certain restrictions, and each of our basic plans offers a limited number of domestic calling minutes per month. We also offer international calling plans that are bundled with our Residential Premium Unlimited plan where a customer can make calls to a chosen international region. We offer similar plans in Canada and the United Kingdom. The “Vonage World” plan launched in August 2009 offers unlimited calling across the U.S. and Puerto Rico, unlimited international calling to over sixty countries including India, Mexico and Canada, subject to certain restrictions, and free voicemail to text messages with Vonage Visual Voicemail. Under our basic plans, we charge on a per minute basis when the number of domestic calling minutes included in the plan is exceeded for a particular month. International calls (except for calls to Puerto Rico, Canada and certain European countries under our unlimited plans and a variety of countries under international calling plans and Vonage World) are charged on a per minute basis. These per minute fees are not included in our monthly subscription fees. In October 2009, we launched Vonage Mobile, our first mobile calling application for smart phones. Vonage Mobile is a free downloadable application that provides seamless, low-cost pay-per-use international calling while on Wi-Fi or cellular networks, depending on the device. In December 2009, we began offering Vonage World Mobile using this mobile calling application. Bundle discounts are provided for customers who subscribe to both our residential and mobile Vonage World plans.

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

We also generate revenue by charging a fee for activating service but from time to time we may forgo collecting this fee. For example, since May 2009 we have waived activation fees for almost all new customers. In these instances when no activation fee is being collected, no customer acquisition costs are deferred. Customer activation fees when collected, along with the related incremental direct customer acquisition amounts for customer equipment in the direct channel and for rebates and retailer commissions in the retail channel, up to but not exceeding the

30	VONAGE ANNUAL REPORT 2009

activation fee, are deferred and amortized over the estimated average customer relationship period. The amortization of deferred customer equipment is recorded to direct cost of goods sold. The amortization of deferred rebates is recorded as a reduction of telephony services revenues. The amortization of deferred retailer commissions is recorded as marketing expense. The average customer relationship period was 60 months in 2007, 48 months in 2008 and 44 months in 2009. For 2010, the average customer relationship period will be further reduced to 38 months based upon further analysis of historical trends. The impact of these changes to the average customer relationship period is not material to the consolidated results of operations.

In the United States, we charge regulatory recovery fees on a monthly basis to defray the costs associated with regulatory consulting and compliance as well as related litigation, E-911 compliance and to cover taxes that we are charged by the suppliers of telecommunications services. In addition, we recognize revenue on a gross basis for contributions to the Federal Universal Service Fund, or USF, and related fees. All other taxes are recorded on a net basis.

In addition, we charge a disconnect fee for customers who terminate their service plan within the first twelve months of service. Disconnect fees are recorded as revenue and are recognized at the time the customer terminates service.

Telephony services revenue is offset by the cost of certain customer acquisition activities, such as rebates and promotions.

Customer equipment and shipping revenue. Customer equipment and shipping revenue consists of revenue from sales of customer equipment to our wholesalers or directly to customers and retailers. In addition, customer equipment and shipping revenue includes the fees when collected that we charge our customers for shipping any equipment to them. In addition, we charge an equipment recovery fee for customers who terminate their service plan within the first twelve months of service. Equipment recovery fees are recorded as revenue and are recognized at the time the customer terminates service.

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

Total Direct cost of telephony services. Total direct cost of telephony services primarily consists of fees that we pay to third parties on an ongoing basis in order to provide our services. These fees include:

>

Access charges that we pay to other telephone companies to terminate domestic and international calls on the public switched telephone network. These costs represented approximately 44% and 42% of our total direct cost of telephony services for 2009 and 2008, respectively, with a portion of these payments ultimately being made to incumbent telephone companies. When a Vonage subscriber calls another Vonage subscriber, we do not pay an access charge.

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

Direct cost of goods sold. Direct cost of goods sold primarily consists of costs that we incur when a customer first subscribes to our service. These costs include:

>

The cost of the equipment that we provide to customers who subscribe to our service through our direct sales channel in excess of activation fees when an activation fee is collected. The remaining cost of customer equipment is deferred up to the activation fee collected and amortized over the estimated average customer relationship period.

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

>	Share-based expense related to share-based awards to employees, directors and consultants.
>	Outsourced labor related to customer care and retail in-store support activities.
>	Transaction fees paid to credit card, debit card and ECP companies, which include a per transaction charge in addition to a percent of billings charge.
>	Rent and related expenses.
>	Professional fees for legal, accounting, tax, public relations, lobbying and development activities.
>	Litigation settlements.

Marketing expense. Marketing expense consists of:

>	Advertising costs, which comprise a majority of our marketing expense and include online, television, direct mail, alternative media, promotions, sponsorships and inbound and outbound telemarketing.
>	Creative and production costs.
>	The costs to serve and track our online advertising.
>	Certain amounts we pay to retailers for newspaper insert advertising, product placement and activation commissions.
>	The cost associated with our customer referral program.

Depreciation and amortization expenses. Depreciation and amortization expenses include:

>	Depreciation of our network equipment, furniture and fixtures and employee computer equipment.
>	Amortization of leasehold improvements and purchased and developed software.
>	Amortization of intangible assets (patents and trademarks).
>	Loss on disposal or impairment of property and equipment.

OTHER INCOME (EXPENSE)

Other Income (Expense) consists of:

>	Interest income on cash, cash equivalents and marketable securities.
>	Interest expense on notes payable, patent litigation judgments and settlements and capital leases.
>	Amortization of debt related costs.
>	Accretion of notes.
>	Gain (loss) on extinguishment of notes.
>	Change in fair value of derivatives.

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of consolidated operating revenues, our consolidated statement of operations for the periods indicated:

	For the Years Ended December 31,
	2009	2008	2007
Operating Revenues:
Telephony services	97%	96%	97%
Customer equipment and shipping	3	4	3
	100	100	100
Operating Expenses:
Direct cost of telephony services (excluding depreciation and amortization)	24	25	26
Royalty	–	–	4
Total direct cost of telephony services	24	25	30
Direct cost of goods sold	8	9	7
Selling, general and administrative	30	33	56
Marketing	26	28	34
Depreciation and amortization	6	5	4
	94	100	131
Income (loss) from operations	6	–	(31)
Other Income (Expense):
Interest income	–	–	2
Interest expense	(6)	(3)	(3)
Change in fair value of derivatives	(6)	–	–
Gain (loss) on extinguishment of notes	1	(4)	–
Other, net	–	–	–
	(11)	(7)	(1)
Loss before income tax expense	(5)	(7)	(32)
Income tax expense	–	–	–
Net loss	(5)%	(7)%	(32)%

32	VONAGE ANNUAL REPORT 2009

Summary of Results for the Years Ended December 31, 2009, 2008 and 2007

Telephony Services Revenue and Direct Cost of Services	For the Years Ended December 31,			Dollar Change 2009 vs. 2008	Dollar Change 2008 vs. 2007	Percent Change 2009 vs. 2008	Percent Change 2008 vs. 2007
(in thousands, except percentages)	2009	2008	2007
Telephony services	$864,848	$865,765	$803,522	$(917)	$62,243	(0%)	8%
Direct cost of telephony services (excluding depreciation and amortization of $19,178, $20,254 and $18,434, respectively)	213,553	226,210	216,831	(12,657)	9,379	(6%)	4%
Royalty	–	–	32,606	–	32,606	*	100%

2009 compared to 2008

Telephony services revenue. The decrease in telephony services revenue of $917, or 0%, was primarily due to a decrease in the number of subscriber lines from 2,607,156 at December 31, 2008 to 2,434,896 at December 31, 2009. The decrease in subscriber lines and changes in plan mix translated into a decrease in monthly subscription fees of $14,379 and in activation fees of $1,830, which included an offset of $3,664 for the change in our customer life from 48 months to 44 months in the first quarter of 2009. There was also a decrease of $1,046 in overage in domestic plan minutes usage, a decrease in fees that we charged for disconnecting our service of $555 and a decrease of $934 in other revenue. The reduction in revenue from lower volume of international per minute usage following introduction of our Vonage World plan with free unlimited calls to more than 60 countries, as partially offset by an increase in revenues from customers on international plans, was $1,765. There was also an increase in additional features we provided to customers of $571, an increase in regulatory fees that we collected from subscribers of $14,850, which included $3,392 of USF and related fees, and a decrease of $2,300 in bad debt expense and a decrease in credits we issued to subscribers of $1,869.

Direct cost of telephony services. The decrease in direct cost of telephony services of $12,657, or 6%, was primarily due to a decrease in our network costs of $13,685, which includes costs for co-locating in other carriers’ facilities, for leasing phone numbers, routing calls on the Internet, and transferring calls to and from the Internet to the public switched telephone network and E-911 costs. There was also a decrease in termination costs of $8,293, which are costs that we pay other phone companies for terminating phone calls, a decrease of taxes that we pay on our purchase of telecommunications services from our suppliers of $1,369 and a decrease in other cost of $184, which was offset by the increase of USF and related fees imposed by government agencies of $3,392 and in international usage cost of $7,482, in part due to increased international call volume following the introduction of our Vonage World plan.

2008 compared to 2007

Telephony services revenue. The increase in telephony services revenue of $62,243, or 8%, was primarily due to an increase of $30,632 in monthly subscription fees resulting from an increased number of subscriber lines, which grew from 2,580,227 at December 31, 2007 to 2,607,156 at December 31, 2008. Also, the growing number of subscriber lines generated additional revenue from activation fees of $13,516, which included $8,393 for the change in our customer life from 60 months to 48 months in the first quarter of 2008, increased revenue of $19,190 from a higher volume of customers on international plans and an increase in international calling by subscribers and increased revenue of $13,323 in regulatory fees we collected from customers, including $9,662 of USF. Additionally, add-on features to our service plans generated an increase of $1,454 as well as an increase of $3,172 in the fees we charge for disconnecting our service. This was offset by a $6,356 increase in credits we issued, a $12,963 increase in bad debt expense partially attributable to the extension to our customer grace period for non-payment in the second quarter of 2007.

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

Customer Equipment and Shipping Revenue and Direct Cost of Goods Sold	For the Years Ended December 31,			Dollar Change 2009 vs. 2008	Dollar Change 2008 vs. 2007	Percent Change 2009 vs. 2008	Percent Change 2008 vs. 2007
(in thousands, except percentages)	2009	2008	2007
Customer equipment and shipping	$24,232	$34,355	$24,706	$(10,123)	$9,649	(29%)	39%
Direct cost of goods sold	71,488	79,382	59,117	(7,894)	20,265	(10%)	34%
Customer equipment and shipping gross loss	(47,256)	(45,027)	(34,411)

2009 compared to 2008

Customer equipment and shipping revenue. Our customer equipment and shipping revenue decreased by $10,123, or 29%, primarily due to the impact of less period over period customer additions and the introduction of a new promotion in May 2009 that eliminated equipment and shipping fees for customers who signed up for our residential unlimited plan, which resulted in a decrease in the dollar value of customer equipment sales net of rebates of $3,653 and a decrease in customer shipping revenue of $6,470.

Direct cost of goods sold. The decrease in direct cost of goods sold of $7,894, or 10%, was primarily due to a decrease in customer equipment costs of $7,382 resulting from fewer period over period customer additions and lower promotional activity and a corresponding decrease in shipping costs of $2,650. There was also a decrease in amortization costs on deferred customer equipment of $1,062 including $2,852 increase due to the change of our customer life from 48 months to 44 months in the first quarter of 2009 and an increase in waived activation fees for new customers of $3,200.

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

Selling, General and Administrative	For the Years Ended December 31,			Dollar Change 2009 vs. 2008	Dollar Change 2008 vs. 2007	Percent Change 2009 vs. 2008	Percent Change 2008 vs. 2007
(in thousands, except percentages)	2009	2008	2007
Selling, general and administrative	$265,456	$298,985	$461,768	$(33,529)	$(162,783)	(11%)	(35%)

2009 compared to 2008

Selling, general and administrative. The decrease in selling, general and administrative expenses of $33,529, or 11%, this decrease was primarily due to a decrease in professional fees of $5,048, primarily related to consulting, a decrease in salaries, recruiting and outsourced temporary labor of $17,365, and a decrease in credit card fees of $1,483. Additionally, we reduced the number of kiosks locations, which decreased our retail kiosk costs by $5,135. We also had a decrease in facility and other costs of $5,977 and a decrease in share-based cost of $3,764, which was offset by an increase in the cost for settlements and the potential exposure related to litigation and contractual disputes of $2,055, an increase in severance costs of $267 primarily due to the close down of our Canada facility and an increase in tax expense of $2,921.

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

34	VONAGE ANNUAL REPORT 2009

Marketing	For the Years Ended December 31,			Dollar Change 2009 vs. 2008	Dollar Change 2008 vs. 2007	Percent Change 2009 vs. 2008	Percent Change 2008 vs. 2007
(in thousands, except percentages)	2009	2008	2007
Marketing	$227,990	$253,370	$283,968	$(25,380)	$(30,598)	(10%)	(11%)

2009 compared to 2008

Marketing. The decrease in marketing expense of $25,380, or 10%, was primarily related to a decrease in alternative media of $8,055, in online advertising of $19,831, in retail advertising of $7,030 and in direct mail costs of $4,084. These decreases were offset by an increase in television advertising of $13,919. For year ended December 31, 2009, we reduced marketing spending as we completed the transition to our new agencies and continued the development of new advertising and eliminated inefficient non-media spending.

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

Depreciation and Amortization	For the Years Ended December 31,			Dollar Change 2009 vs. 2008	Dollar Change 2008 vs. 2007	Percent Change 2009 vs. 2008	Percent Change 2008 vs. 2007
(in thousands, except percentages)	2009	2008	2007
Depreciation and amortization	$53,391	$48,612	$35,718	$4,779	$12,894	10%	36%

2009 compared to 2008

Depreciation and amortization. The increase in depreciation and amortization of $4,779, or 10%, was primarily due to an increase in software amortization of $6,725, including lower impairment charges of $835. These increases were offset by a decrease in depreciation of network equipment and computer equipment of $449, including higher impairment charges of $123 and less amortization related to patents of $1,496.

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

Other Income (Expense)	For the Years Ended December 31,			Dollar Change 2009 vs. 2008	Dollar Change 2008 vs. 2007	Percent Change 2009 vs. 2008	Percent Change 2008 vs. 2007
(in thousands, except percentages)	2009	2008	2007
Interest income	$277	$3,236	$17,582	$(2,959)	$(14,346)	(91%)	(82%)
Interest expense	(54,192)	(29,878)	(22,810)	(24,314)	(7,068)	(81%)	(31%)
Change in fair value of derivatives	(49,933)	–	–	(49,933)	–	*	*
Gain (loss) on extinguishment of notes	4,041	(30,570)	–	34,611	(30,570)	113%	*
Other, net	843	(247)	(238)	1,090	(9)	441%	(4%)
	$(98,964)	$(57,459)	$(5,466)

2009 compared to 2008

Interest income. The decrease in interest income of $2,959, or 91%, was due to the decrease in cash, cash equivalents and marketable securities and lower interest rates.

Interest expense. The increase in interest expense of $24,314, or 81%, was primarily related to an increase in interest expense on the new credit facilities and convertible notes compared to the convertible notes that we refinanced in November 2008 of $25,088, which was offset by a decrease in other interest expense of $774.

Change in fair value of derivatives. The increase in the change in fair value of derivatives is primarily due to the recording of the change in the fair value of the conversion feature contained within our convertible notes, which was determined to be an embedded derivative in accordance with new guidance codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, “Derivatives  and Hedging,” of $49,380 for the year ended December 31, 2009. We also recorded $553 for the fair value of our common stock warrant.

Gain (loss) on extinguishment of notes. The change in gain (loss) of early extinguishment of $34,611, or 113%, was primarily related to the loss of $30,570 in 2008 resulting from the early extinguishment of debt offset by $4,041 gain associated with conversion of our Convertible Notes.

Other. We recognized $792 in other income for the year ended December 31, 2009 for the net proceeds we received from a key-man term life insurance policy related to the passing of a former executive.

2008 compared to 2007

Interest income. The decrease in interest income of $14,346, or 82%, was due to lower interest rates and lower cash balances resulting from payment of IP litigation settlements in the fourth quarter of 2007, and the use of cash on hand to repay a portion of our exiting convertible notes in November 2008.

Interest expense. The increase in interest expense of $7,068, or 31%, was primarily related to incremental interest expense on our November 2008 financing and an increase in interest expense of $662 on our AT&T litigation settlement.

Loss on extinguishment of debt. We incurred a loss of $30,570 as a result of the early extinguishment of notes, comprised of $20,452 in third party costs and $9,672 representing the excess of the fair value of the replacement debt over the carrying value of the extinguished debt and $446 of other.

Income Tax Expense	For the Years Ended December 31,			Dollar Change 2009 vs. 2008	Dollar Change 2008 vs. 2007	Percent Change 2009 vs. 2008	Percent Change 2008 vs. 2007
(in thousands, except percentages)	2009	2008	2007
Income tax expense	$(836)	$(678)	$(182)	$(158)	$(496)	(23%)	(273%)

PROVISION FOR INCOME TAXES

The provision for each year represents state and local income taxes currently payable.

Recognition of deferred tax assets will require generation of future taxable income. There can be no assurance that we will generate sufficient taxable income in future years. Therefore, we established a valuation allowance on net deferred tax assets of $385,941 as of December 31, 2009.

We participated in the State of New Jersey’s corporation business tax benefit certificate transfer program, which allows certain high technology and biotechnology companies to transfer unused New Jersey net operating loss carryovers to other New Jersey corporation business taxpayers. During 2003 and 2004, we submitted an application to the New Jersey Economic Development Authority, or EDA, to participate in the program and the application was approved. The EDA then issued a certificate certifying our eligibility to participate in the program. The program requires that a purchaser pay at least 75% of the amount of the surrendered tax benefit. In tax years 2007, 2008 and 2009, we sold approximately, $8,488, $10,051 and $0, respectively, of our New Jersey State net operating loss carry forwards for a recognized benefit of approximately $649 in 2007, $605 in 2008 and $0 in 2009. Collectively, all transactions represent approximately 85% of the surrendered tax benefit each year and have been recognized in the year received.

As of December 31, 2009, we had net operating loss carry forwards for U.S. federal and state tax purposes of $762,322 and $723,095, respectively, expiring at various times from years ending 2012 through 2028. In addition, we had net operating loss carry forwards for Canadian tax purposes of $50,128 expiring through 2027. We also had net operating loss carry forwards for United Kingdom tax purposes of $38,078 with no expiration date.

Net Loss	For the Years Ended December 31,			Dollar Change 2009 vs. 2008	Dollar Change 2008 vs. 2007	Percent Change 2009 vs. 2008	Percent Change 2008 vs. 2007
(in thousands, except percentages)	2009	2008	2007
Net loss	$(42,598)	$(64,576)	$(267,428)	$21,978	$202,852	34%	76%

2009 compared to 2008

Net Loss. Based on the activity described above, our net loss of $42,598 for the year ended December 31, 2009 decreased by $21,978, or 34%, from $64,576 for the year ended December 31, 2008.

2008 compared to 2007

Net Loss. Based on the activity described above, our net loss of $64,576 for the year ended December 31, 2008 decreased by $202,852, or 76%, from $267,428 for the year ended December 31, 2007.

36	VONAGE ANNUAL REPORT 2009

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

	For the Quarter Ended
(dollars in thousands, except operating data)	Mar 31, 2008	Jun 30, 2008	Sep 30, 2008	Dec 31, 2008	Mar 31, 2009	Jun 30, 2009	Sep 30, 2009	Dec 31, 2009

Revenue:
Telephony services	$216,980	$218,738	$216,092	$213,955	$215,643	$214,709	$216,085	$218,411
Customer equipment and shipping	7,637	8,786	9,678	8,254	8,362	5,319	5,420	5,131
	224,617	227,524	225,770	222,209	224,005	220,028	221,505	223,542
Operating expenses:
Direct cost of telephony services (1)	56,498	56,586	56,502	56,624	51,751	51,480	52,044	58,278
Direct cost of goods sold	22,072	18,533	20,835	17,942	20,512	16,179	17,727	17,070
Selling, general and administrative	79,392	77,931	73,035	68,627	68,051	71,327	63,187	62,891
Marketing	60,899	65,300	64,911	62,260	65,695	52,144	57,393	52,758
Depreciation and amortization	10,209	11,114	13,347	13,942	12,896	13,848	12,881	13,766
	229,070	229,464	228,630	219,395	218,905	204,978	203,232	204,763
Income (loss) from operations	(4,453)	(1,940)	(2,860)	2,814	5,100	15,050	18,273	18,779
Other income (expense):
Interest income	1,400	1,021	544	271	110	60	58	49
Interest expense	(5,571)	(5,535)	(5,504)	(13,268)	(13,542)	(13,679)	(13,690)	(13,281)
Change in fair value of derivatives	–	–	–	–	12,970	1,150	(62,998)	(1,055)
Gain (loss) on extinguishment of debt	–	–	–	(30,570)	–	–	3,816	225
Other, net	(164)	52	46	(181)	801	5	15	22
	(4,335)	(4,462)	(4,914)	(43,748)	339	(12,464)	(72,799)	(14,040)
Income (loss) before income tax benefit (expense)	(8,788)	(6,402)	(7,774)	(40,934)	5,439	2,586	(54,526)	4,739
Income tax benefit (expense)	(173)	(480)	(43)	18	(168)	(301)	(29)	(338)
Net income (loss)	$(8,961)	$(6,882)	$(7,817)	$(40,916)	$5,271	$2,285	$(54,555)	$4,401
Net income (loss) per common share:
Basic	$(0.06)	$(0.04)	$(0.05)	$(0.26)	$0.03	$0.01	$(0.33)	$0.02
Diluted	$(0.06)	$(0.04)	$(0.05)	$(0.26)	$(0.03)	$0.01	$(0.33)	$0.02
Weighted-average common shares outstanding:
Basic	156,034	156,103	156,299	156,593	156,718	156,928	167,666	199,503
Diluted	156,034	156,103	156,299	156,593	218,787	218,997	167,666	203,376
Operating Data:
Gross subscriber line additions	281,329	230,832	238,430	201,423	226,610	143,645	190,834	187,592
Net subscriber line additions	30,133	2,080	9,460	(14,744)	(6,493)	(88,643)	(50,191)	(10,131)
Subscriber lines at end of period	2,610,360	2,612,440	2,621,900	2,607,156	2,583,861	2,495,218	2,445,027	2,434,896
Average monthly customer churn	3.3%	3.0%	3.0%	2.9%	3.1%	3.2%	3.4%	2.8%
Average monthly revenue per line	$28.85	$29.04	$28.75	$28.33	$28.86	$28.88	$29.89	$30.54
Average monthly telephony services revenue per line	$27.87	$27.92	$27.52	$27.28	$27.78	$28.18	$29.16	$29.84
Average monthly direct costs of telephony services per line	$7.26	$7.22	$7.20	$7.22	$6.67	$6.76	$7.02	$7.96
Marketing costs per gross subscriber line additions	$216.47	$282.89	$272.24	$309.10	$289.90	$363.01	$300.75	$281.24
Employees at end of period	1,722	1,662	1,573	1,491	1,413	1,260	1,239	1,225

(1)

Excludes depreciation and amortization of $4,701, $4,728, $4,908 and $5,917, for the quarters ended March 31, June 30, September 30 and December 31, 2008, respectively, and $4,757, $4,872, $4,371 and $5,178, for the quarters ended March 31, June 30, September 30 and December 31, 2009, respectively.

Telephony services revenue. Telephony services revenue generally has increased on a quarterly basis with the exception of the third and fourth quarters of 2008 and second quarter of 2009. The reduction in telephony services revenue in the third quarter of 2008 was related to an increase in promotional activity and customer credits issued primarily for customer retention. The decrease in revenue in the fourth quarter of 2008 was due to a decline in both the Canadian dollar and British pound. The decrease in revenue in the second quarter of 2009 was due to a decline in number of subscriber lines. During the third quarter of 2009 we introduced the Vonage World plan resulting in increased telephony services revenue for the second half of 2009.

Direct costs of telephony services. Direct costs of telephony services have remained consistent each quarter but are expected to increase as seen in the fourth quarter of 2009 due to higher international call volume following the introduction of our Vonage World plan.

Direct cost of goods sold. The fluctuations in direct cost of goods sold expenses between the quarters was due to the mix in the type of customer equipment sold and the fluctuations in the subscriber line additions. In addition in 2008 and 2009 there were incremental costs from the reduction in the period over which deferred customer equipment costs are amortized.

Selling, general and administrative. Selling, general and administrative expenses generally have decreased on a quarterly basis, In 2009, selling, general and administrative cost declined primarily due a decrease in professional fees, salaries, recruiting and outsourced temporary labor. For 2008, selling, general and administrative cost declined primarily due to the reduction in legal and consulting costs.

Marketing. Marketing expense declined in 2009, primarily driven by reduced marketing spending as we completed the transition to our new agencies and continued the development of new advertising and eliminated inefficient non-media spending.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Years Ended December 31,
(dollars in thousands)	2009	2008	2007
Net cash provided by (used in) operating activities	$38,396	$3,555	$(270,926)
Net cash provided by (used in) investing activities	(50,565)	40,486	131,457
Net cash provided by (used in) financing activities	(3,253)	(68,370)	245

For the year ended December 31, 2009, we generated income from operations and positive operating cash flow. Historically, we have generated negative or breakeven cash flows from operations. Our primary sources of funds have been proceeds from private placements of our preferred stock, private placements of convertible notes and borrowings under credit facilities, an initial public offering of our common stock, operating revenues and borrowings under notes payable from our principal stockholder and Chairman, which were subsequently converted into shares of our preferred stock. We have used these proceeds for working capital, funding operating losses, IP litigation settlements, repaying our prior convertible notes and other general corporate purposes.

Although our historical net losses were driven primarily by start-up costs and the cost of developing our technology, more recently our results of operations have been impacted by investments in marketing, settlement of our IP litigation and refinancing costs. In addition to marketing, we plan to continue to invest in developing new products, our network infrastructure and customer care. In 2007, we announced a plan seeking to balance growth with profitability. We intend to continue to pursue growth because we believe it will position us as a strong competitor in the long term. Although we believe we will achieve consistent profitability in the future, we ultimately may not be successful and we may never achieve consistent profitability. We believe that cash flow from operations and cash on hand will fund our operations for at least the next twelve months.

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

Commencing October 1, 2009, all specified unrestricted cash above $30,000, subject to certain adjustments, is swept into a concentration account (the “Concentration Account”), and until the balance in the Concentration Account is at least equal to $30,000, we may not access or make any withdrawals from the Concentration Account. Thereafter, with limited exceptions, we will have the right to withdraw funds from the Concentration Account in excess of $30,000. As of December 31, 2009, we funded of $3,277 into the Concentration Account with additional funding of $18,718 through February 25, 2010.

38	VONAGE ANNUAL REPORT 2009

The Credit Documentation includes customary representations and warranties of the Credit Parties. In addition, Credit Documentation for the Financing contains affirmative and negative covenants that affect, and in many respects may significantly limit or prohibit, among other things, the Credit Parties’ ability to incur, prepay, refinance or modify indebtedness; enter into acquisitions, investments, sales, mergers, consolidations, liquidations and dissolutions; invest in foreign subsidiaries, repurchase and redeem stock; modify material contracts; engage in transactions with affiliates and 5% stockholders; change lines of business; and make marketing expenditures under contracts with a duration in excess of one year that exceed (i) $95,000 until December 31, 2009 and (ii) for each quarter thereafter, an amount equal to 20% of consolidated pre-marketing operating income for the four quarters immediately preceding such quarter. Board approval must be obtained for any long-term commitment or series of related long-term commitments that would result in aggregate marketing expenditures by any of the Credit Parties of more than $25,000 during the term of the Financing. In addition, we must comply with certain financial covenants, which include a total leverage ratio, senior lien leverage ratios, minimum consolidated adjusted EBITDA, a fixed charge coverage ratio, maximum consolidated capital expenditures, minimum consolidated liquidity and minimum consolidated pre-marketing operating income. As of December 31, 2009, we were in compliance with all covenants, including financial covenants, under the Credit Documentation.

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

We used the net proceeds of the Financing of $213,133, plus cash on hand of $40,327, to repurchase $253,460 of our previous convertible notes in a tender offer that expired on November 3, 2008. We also incurred $27,051 of debt related costs in connection with the Financing.

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

The loans under the Second Lien Senior Facility will mature in October 2015. Principal amounts under the Second Lien Senior Facility will be repayable in quarterly installments of $1,800 commencing the later of: (i) the last day of the fiscal quarter after payment-in-full of amounts under the First Lien Senior Facility and (ii) December 31, 2012, with the balance due in October 2015. Amounts under the Second Lien Senior Facility bear interest at 20% payable quarterly in arrears and payable in kind, or PIK, beginning December 31, 2008 until the third anniversary of the effective date and thereafter 20% payable quarterly in arrears in cash. If the First Lien Senior Facility has not been refinanced in full by the third anniversary of the effective date, then until such refinancing has occurred 70% of the interest due will be payable in cash with the balance payable in PIK. The amount of PIK interest as of December 31, 2009 was $18,576.

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

Third Lien Convertible Notes

Subject to conversion, repayment or repurchase of the Convertible Notes, the Convertible Notes mature in October 2015. Subject to customary anti-dilution adjustments (including triggers upon the issuance of common stock below the market price of the common stock or the conversion price of the Convertible Notes), the Convertible Notes are convertible into shares of our common stock at a rate equal to 3,448.2759 shares for each $1,000 principal amount of Convertible Notes, or approximately $0.29 per share. A permanent increase in the conversion rate, resulting in the issuance of additional shares, may occur if a fundamental change occurs. During the year ended December 31, 2009, we received Notices of Conversion from certain note holders indicating their desire to convert their Convertible Notes. In the aggregate $12,305 principal amount of Convertible Notes were converted into 42,431 shares of our common stock. As of

December 31, 2009, there were $5,695 principal amount of Convertible Notes outstanding.

Amounts under the Convertible Notes bear interest at 20% that accrues and compounds quarterly until October 30, 2011 at which time such accrued interest may be paid in cash. Any accrued interest not paid in cash on such date will continue to bear interest at 20% that accrues and compounds quarterly and is payable in cash on the maturity date of the Convertible Notes. After October 30, 2011, principal on Convertible Notes will bear interest at 20% payable quarterly in arrears in cash. However, if the First Lien Senior Facility has not been refinanced in full by October 31, 2011, then until such refinancing occurs, the cash interest will be capped at 14% with the balance of 6% accruing and compounding interest quarterly at 20%, to be paid in cash on the maturity date of the Convertible Notes. The amount of accrued and compounding interest as of December 31, 2009 and December 31, 2008 was $1,478. In connection with note conversions during 2009, $2,207 was paid for accrued interest.

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

State and Local Sales Taxes

We also have contingent liabilities for state and local sales taxes. As of December 31, 2009, we had a reserve of $4,865. If our ultimate liability exceeds this amount, it could affect our liquidity unfavorably. However, we do not believe it would significantly impair our liquidity.

Capital expenditures

For 2009, capital expenditures were primarily for the implementation of software solutions and purchase of network equipment as we continue to expand our network. Our capital expenditures for the year ended 2009 were $46,628, of which $21,654 was for software acquisition and development. For 2010, we believe our capital expenditures will be approximately $45,000.

Operating Activities

Cash provided by operating activities increased to $38,396 during the year ended December 31, 2009 compared to $3,555 for the prior year period, primarily due to lower marketing expenditures and overall tighter controls on costs partially offset by lower revenues as our overall customer base has decreased over the past year and higher interest expense associated with our November 2008 Financing.

Changes in working capital requirements include changes in accounts receivable, prepaid and other assets, accounts payable, accrued and other liabilities and deferred revenue and costs. Cash used for working capital requirements increased by $22,260 during the year ended December 31, 2009 compared to the prior year period primarily due to prepayments to take advantage of discounts negotiated with vendors given our Concentration Account requirements.

Cash provided by operating activities increased to $3,555 during the year ended December 31, 2008 compared to cash used in operating activities of $270,926 for the prior year period, primarily due to the absence of patent litigation settlements including royalties in 2008, lower marketing expenditures and improved direct margin.

Changes in working capital requirements include changes in accounts receivable, prepaid and other assets, accounts payable, accrued and other liabilities and deferred revenue and costs. Cash used for working capital requirements decreased by $25,115 during the year ended December 31, 2008 compared to the prior year period primarily due to timing of payments related to litigation settlements.

Investing Activities

Cash used in investing activities for 2009 of $50,565 was attributable to capital expenditures of $23,724, $1,250 for the licensing of IBM patents, development of software assets of $21,654 and an increase in restricted cash of $3,937.

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

Financing Activities

Cash used in financing activities for 2009 of $3,253 was attributable to $1,251 in capital lease payments, $1,809 in first lien facility principal payment and $252 in additional debt related costs.

Cash used in financing activities for 2008 of $68,370 was primarily attributable to the repurchase of our Previous Convertible Notes of $253,460 in a tender offer in November 2008. We also had a new debt financing for $220,300 offset by original issue discount of $7,167, debt related costs of $26,799 and the principal payments on capital lease obligations of $1,036.

Cash provided by financing activities for 2007 of $245 was primarily attributable to $1,265 for net proceeds from exercise of stock options, proceeds from subscription receivables and from payments received for the directed share program, which was offset by the principal payments on capital lease obligations of $1,020.

40	VONAGE ANNUAL REPORT 2009

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

The table below summarizes our contractual obligations at December 31, 2009, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
(dollars in thousands)	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
	(unaudited)
Contractual Obligations:
First lien senior facility	$128,165	$1,303	$17,265	$109,597	$–
Second lien senior facility	72,000	–	–	9,000	63,000
Third lien convertible notes	5,695	–	–	–	5,695
Interest related to first lien senior facility	74,723	20,711	39,642	14,370	–
Interest related to second lien senior facility.	169,086	–	23,503	50,637	94,946
Interest related to third lien senior facility	13,433	–	1,463	3,854	8,116
Capital lease obligations	33,082	4,038	8,318	8,653	12,073
Operating lease obligations	4,535	3,948	587	–	–
Purchase obligations	56,074	29,014	16,860	7,960	2,240
Other obligations	20,800	7,800	13,000	–	–
Total contractual obligations	$577,593	$66,814	$120,638	$204,071	$186,070
Other Commercial Commitments:
Standby letters of credit	$18,000	$18,000	$–	$–	$–
Total contractual obligations and other commercial commitments	$595,593	$84,814	$120,638	$204,071	$186,070

Senior debt facilities. On October 19, 2008, we entered into definitive agreements for the Financing consisting of (i) the $130,300 First Lien Senior Facility, (ii) the $72,000 Second Lien Senior Facility and (iii) the sale of $18,000 of Convertible Notes. The funding for this transaction took place on November 3, 2008. See Note 7 in the notes to the consolidated financial statements.

Interest related to debt. The table above assumes interest is paid in cash for the First Lien Senior Facility and paid by PIK or deferred for the Second Lien Senior Facility and Convertible Notes.

Capital lease obligations. At December 31, 2009, we had capital lease obligations of $33,082 related to our corporate headquarters in Holmdel, New Jersey that expire in 2017.

Operating lease obligations. At December 31, 2009, future commitments for operating leases included $3,167 for co-location facilities in the United States that accommodate a portion of our network equipment through 2012, $1,268 for kiosks leased in various locations throughout the United States through 2010, $36 for office space leased for our London, UK office through 2010 and $64 for office space leased in Atlanta, GA for product development through 2011.

Purchase obligations. We have engaged several vendors to assist with local number portability, which allows customers to keep their existing phone number when switching to our service. We have committed to pay these vendors a minimum of $4,680 through 2011. We have engaged a vendor to assist with inbound sales inquiries. We have committed to pay this vendor $8,500 in 2010. We have committed to purchase communication devices from several vendors. We have committed to these vendors $5,134 in 2010. We have engaged a credit card processor to process our billings. We have committed to pay this vendor a minimum of $11,100 through 2012. We have engaged a vendor to assist with the provision of E-911 services. We have committed to pay this vendor approximately $3,300 in 2010. We have engaged a vendor to provide analysis of customer service calls. We have committed to pay this vendor $1,170 through 2011. We have engaged a vendor who will (i) license to us billing and ordering software, (ii) provide professional services relating to the implementation, operation, support and maintenance of the licensed system and (iii) transition support services in connection with migration to the licensed systems. We have committed to pay this vendor $22,190 through 2015; however, we may terminate the contract sooner subject to payment of early termination fees.

Other obligations. At December 31, 2009, we were obligated to pay AT&T $20,800 through 2012 for a settlement agreement, which required Vonage to pay AT&T $650 each month.

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

On an ongoing basis, we evaluate our estimates, including the following:

>

those related to the average period of service to a customer (the “customer relationship period”) used to amortize deferred activation fees and deferred customer acquisition costs associated with customer activation;

>	the useful lives of property and equipment, software and intangible assets;

>

assumptions used for the purpose of determining share-based compensation and the estimated fair value of our stock warrant using the Black-Scholes option pricing model (“Model”), and on various other assumptions that we believe to be reasonable. The key inputs for this Model are our stock price at valuation date, exercise price, the dividend yield, risk-free interest rate, life in years and volatility; and

>

assumptions used to determine the estimated fair value of the embedded derivative within our convertible notes using the Monte Carlo simulation model. The key inputs are maturity date, risk-free interest rate, current share price and historical volatility of our common stock.

We base our estimates on historical experience, available market information, appropriate valuation methodologies, and on various other assumptions that we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Revenue Recognition

Operating revenues consist of telephony services revenues and customer equipment (which enables our telephony services) and shipping revenues. The point in time at which revenues are recognized is determined in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, and FASB ASC 605, Revenue Recognition.

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

We also generate revenue by charging a fee for activating service but from time to time we may forgo collecting this fee. For example, since May 2009 we have waived activation fees for almost all new customers. In these instances when no activation fee is being collected, no customer acquisition costs are deferred. Customer activation fees when collected, along with the related incremental direct customer acquisition amounts for customer equipment in the direct channel and for rebates and retailer commissions in the retail channel, up to but not exceeding the activation fee, are deferred and amortized over the estimated average customer relationship period. The amortization of deferred customer equipment is recorded to direct cost of goods sold. The amortization of deferred rebates is recorded as a reduction of telephony services revenues. The amortization of deferred retailer commissions is recorded as marketing expense. The average customer relationship period was 60 months in 2007, 48 months in 2008 and 44 months in 2009. For 2010, the average customer relationship period will be further reduced to 38 months based upon further analysis of historical trends. The impact of these changes to the average customer relationship period is not material to the consolidated results of operations.

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

Income Taxes

We recognize deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using tax rates in effect for the year the differences are expected to reverse. We have recorded a valuation allowance on the assumption that it is more likely than not that we will not generate taxable income in the future.

Net Operating Loss Carryforwards

As of December 31, 2009, we had net operating loss carry forwards for U.S. federal and state tax purposes of $762,322 and $723,095, respectively, expiring at various times from years ending 2012 through 2028. In addition, we had net operating loss carry forwards for Canadian tax purposes of $50,128 expiring through 2027. We also had net operating loss carry forwards for United Kingdom tax purposes of $38,078 with no expiration date.

Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change of control net operating loss carry forward and other pre-change tax attributes against its post-change income may be limited. The

42	VONAGE ANNUAL REPORT 2009

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

Share-Based Compensation

We account for share-based compensation in accordance with FASB ASC 718, “Compensation-Stock Compensation”. Under the fair value recognition provisions of this pronouncement, share-based compensation cost is measured at the grant date based on the fair value of the award, reduced as appropriate based on estimated forfeitures, and is recognized as expense over the applicable vesting period of the stock award using the accelerated method.

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

In April 2008, the FASB issued FASB ASC 350-30, “General Intangibles Other than Goodwill.” FASB ASC 350-30 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB ASC 350-30. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations after their acquisitions. FASB ASC 350-30 was effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Since this guidance applied prospectively, on adoption, there was no impact to our consolidated financial statements.

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

The interest rate on the Second Lien Senior Facility and Convertible Notes are fixed. As of December 31, 2009, if the interest rate on the Company’s variable rate debt changed by 1%, the Company’s annual debt service payment would change by approximately $1,300.

We have no investments at December 31, 2009. Historically, we invested in a variety of securities that consisted primarily of investments in interest-bearing demand deposit accounts with financial institutions, money market funds and highly liquid debt securities of corporations and municipalities. By policy, we limited the amount of credit exposure to any one issuer. During 2008, due to the economic downturn in the banking industry and in anticipation of the use of cash on hand to repay a portion of our previous convertible notes in November 2008, management decided to convert all of our marketable securities into cash.

ITEM 8. Financial Statements and Supplementary Data

The information required by this Item is contained on pages F-1 through F-32 of this Annual Report on Form 10-K and incorporated herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

44	VONAGE ANNUAL REPORT 2009

ITEM 9A. Controls and Procedures

Disclosure Controls

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting.

February 26, 2010

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

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

Report of the Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

See Report of Independent Registered Public Accounting Firm on page F-3.

Changes in Controls

There were no changes to controls during the quarter ended December 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The discussion under the heading “Proposal No. 1 – Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Director Nomination Process” and “Corporate Governance – Board Committees – Audit Committee” in our Proxy Statement for the 2010 Annual Meeting of Stockholders and in “Executive Officers and Directors of the Registrant” in Part I of this Annual Report on the Form 10-K is hereby incorporated by reference.

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

ITEM 11. Executive Compensation

The discussion under the headings “Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our Proxy Statement for the 2010 Annual Meeting of Stockholders in hereby incorporated by reference.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The discussion under the headings “Stock Ownership Information” and “Equity Compensation Plan Information” in our Proxy Statement for the 2010 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The discussion under the headings “Transactions with Related Persons” and “Board Determination of Independence” in our Proxy Statement for the 2010 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 14. Principal Accountant Fees and Services

The discussion under the heading “Proposal No. 2 – Ratification of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2010 Annual Meeting of Stockholders is hereby incorporated by reference.

46	VONAGE ANNUAL REPORT 2009

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a)

(1) Financial Statements. The index to our financial statements is found on page F-1 of this Form 10-K.

(2) Financial Statement Schedules. Schedule II—Valuation and Qualifying Accounts is as follows:

	Balance at Beginning of Period	Additions		Less Deductions	Balance at End of Period
		Charged to Revenue	Charged to Expense
Allowance for Doubtful Accounts:
Year ended December 31, 2009	$2,045	$(193)	$–	$(420)	$1,432
Year ended December 31, 2008	1,924	207	–	(86)	2,045
Year ended December 31, 2007	476	1,448	–	–	1,924
Inventory Obsolescence
Year ended December 31, 2009	$1,405	$–	$2,514	$(3,487)	$432
Year ended December 31, 2008	3,080	–	1,519	(3,194)	1,405
Year ended December 31, 2007	1,270	–	2,799	(989)	3,080
Valuation Allowance for Deferred Tax
Year ended December 31, 2009	$386,547	$–	$(606)	$–	$385,941
Year ended December 31, 2008	382,791	–	3,756	–	386,547
Year ended December 31, 2007	278,575	–	104,216	–	382,791
Valuation Allowance for Assets Held for Sale
Year ended December 31, 2009	$–	$–	$–	$–	$–
Year ended December 31, 2008	1,374	–	621	(1,995)	–
Year ended December 31, 2007	–	–	1,374	–	1,374

(3) Exhibits.

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of Vonage Holdings Corp.(6)
3.2	Second Amended and Restated By-laws of Vonage Holdings Corp(13)
4.1	Form of Certificate of Vonage Holdings Corp. Common Stock(4)
4.2	Form of 20.00% Senior Secured Third Lien Notes due 2015 issued by Vonage Holdings Corp. and Vonage America Inc.(15)
4.3	Stock Purchase Warrant To Purchase Common Stock of Vonage Holdings Corp.(3)
4.4	Stock Purchase Warrant To Purchase Shares of Series A-2 Convertible Preferred Stock, par value $.001 per share of Vonage Holdings Corp.(3)
10.1	2001 Stock Incentive Plan of Vonage Holdings Corp.(1)*
10.2	Form of Incentive Stock Option Agreement under the 2001 Stock Incentive Plan(1)*
10.3	Form of Nonqualified Stock Option Agreement for Employees under the 2001 Stock Incentive Plan(1)*
10.4	Form of Nonqualified Stock Option Agreement for Outside Directors under the 2001 Stock Incentive Plan(1)*
10.5	Amended and Restated Vonage Holding Corp. 2009 Incentive Plan(20)*
10.6	Form of Restricted Stock Unit Agreement under the Vonage Holdings Corp. 2006 Incentive Plan(9)*
10.7	Form of Nonqualified Stock Option Agreement under the Vonage Holdings Corp. 2006 Incentive Plan(9)*
10.8	Form of Restricted Stock Agreement under the Vonage Holdings Corp. 2006 Incentive Plan(9)*

Exhibit Number	Description of Exhibit
10.9	Form of Restricted Stock Agreement for Non-Executive Directors under the Vonage Holdings Corp. 2006 Incentive Plan (Per Non-Executive Director Compensation Program(14)*
10.10	Form of Nonqualified Stock Option Agreement for Non-Executive Directors (Quarterly Grants) under the Vonage Holdings Corp. 2006 Incentive Plan (Per Non-Executive Director Compensation Program(14)*
10.11	Form of Nonqualified Stock Option Agreement for Non-Executive Directors (Sign-on Grant) under the Vonage Holdings Corp. 2006 Incentive Plan (Per Non-Executive Director Compensation Program(14)*
10.12	Vonage Holdings Corp. 401(k) Retirement Plan(1)*
10.13	Lease Agreement, dated March 24, 2005, between 23 Main Street Holmdel Associates LLC and Vonage USA Inc.(1)
10.14	Amended and Restated Employment Agreement dated November 5, 2009 between Vonage Holdings Corp. and Marc P. Lefar(20)*
10.15	Indemnification Agreement dated as of July 29, 2008 by and between Vonage Holdings Corp. and Marc. P. Lefar(13)*
10.16	Form of Nonqualified Stock Option Agreement for Marc P. Lefar under the Vonage Holdings Corp. 2006 Incentive Plan(13)*
10.17	Amended and Restated Employment Agreement, dated February 8, 2006, between Vonage Holdings Corp. and Jeffrey A. Citron(1)*
10.18	Separation Agreement and General Release dated as of July 29, 2008 by and between Vonage Holdings Corp. and Jeffrey A. Citron(13)*
10.19	Amended and Restated Non-Compete Agreement dated as of October 17, 2008 by and between Vonage Holdings Corp. and Jeffrey A. Citron(16)
10.20	Consulting Agreement dated as of July 29, 2008 by and between Vonage Holdings Corp. and KEC Holdings LLC(13)*
10.21	Form of Nonqualified Stock Option Agreement for Jeffrey A. Citron under the Vonage Holdings Corp. 2006 Incentive Plan(13)*
10.22	Amended and Restated Employment Agreement, dated January 1, 2009, between Vonage Holdings Corp. and John S. Rego(17)*
10.23	Amended and Restated Employment Agreement Employment Agreement, dated January 1, 2009, between Vonage Holdings Corp. and Louis A. Mamakos(17)*
10.24	Separation Agreement and General Release dated as of March 27, 2009 by and between Vonage Holdings Corp. and Louis A. Mamakos(18)*
10.25	Letter Agreement, dated November 8, 2006, between Vonage America Inc. and Jamie E. Haenggi(12)*
10.26	Amendment to Letter Agreement, dated January 1, 2009, between Vonage America Inc. and Jamie E. Haenggi(17)*
10.27	Letter Agreement, dated January 28, 2009, between Vonage Holdings Corp. and Theresa Hennesy(19)*
10.28	Letter Agreement, dated February 9, 2009, between Vonage Holdings Corp. and Nicholas P. Lazzaro(19)*
10.29	Letter Agreement, dated March 24, 2009, between Vonage Holdings Corp. and Kimberly O’Loughlin(19)*
10.30	Letter Agreement, dated November 19, 2008, between Vonage Holdings Corp. and Michael A. Tempora(19)*
10.31	Letter Agreement, dated July 15, 2009, between Vonage Holdings Corp. and Kurt Rogers(20)*
10.32	Non-Executive Director Compensation Program effective January 1, 2010(21)*
10.33	Form of Indemnification Agreement between Vonage Holdings Corp. and its directors and certain officers(10)
10.34	Third Amended and Restated Investors’ Rights Agreement, as amended, dated April 27, 2005, among Vonage Holdings Corp. and the signatories thereto(3)
10.35

Written Consent of Vonage Holdings Corp. and Certain Stockholders to the amendment to the Third Amended and Restated Investors’ Rights Agreement dated April 27, 2005, as amended, dated November 13, 2006(8)

10.36	Registration Rights Agreement, dated December 16, 2005, among Vonage Holdings Corp. and the signatories thereto(1)
10.37†	Agreement for Services, dated February 9, 2005, between Vonage Holdings Corp. and Third Party Verification, Inc.(2)
10.38†	First Amendment to Services Agreement, dated June 21, 2006, between Third Party Verification, Inc. and Vonage Holdings Corp.(7)
10.39†	Second Amendment to Services Agreement, dated August 25, 2006, between Third Party Verification, Inc. and Vonage Network of New Jersey d/b/a Vonage Network Inc. (assignee of Vonage Holding Corp.)(7)
10.40†	Fourth Amendment to Services Agreement, dated May 1, 2009 between Third Party Verification, Inc. and Vonage Network LLC (formerly known as Vonage Network Inc.)(19)
10.41††	License and Managed Services Agreement, dated December 23, 2009 between Vonage Network LLC and Amdocs Software Systems Limited and Amdocs, Inc.(21)
10.42	Patent Settlement Agreement, dated October 25, 2007, between Vonage Holdings Corp. and Verizon Services Corp.(11)
10.43	Settlement Agreement, effective October 27, 2007, between Vonage Holdings Corp. and Sprint Communications Company L.P.(11)
10.44	Settlement and Patent License Agreement, dated December 21, 2007, between Vonage Holdings Corp. and AT&T Corp.(11)
10.45	Settlement Agreement, effective January 1, 2008 between Vonage Holdings Corp. and Nortel Networks Inc. and Nortel Networks Limited(11)
10.46

First Lien Credit and Guaranty Agreement, dated as of October 19, 2008 among Vonage Holdings Corp., Vonage America Inc., as borrowers, certain subsidiaries of Vonage Holdings Corp., as guarantors, various lenders, and Silver Point Finance, LLC, as Administrative Agent, Collateral Agent and Lead Arranger(15)

10.47

First Lien Pledge and Security Agreement, dated as of October 19, 2008 among Vonage Holdings Corp., Vonage America Inc. and certain subsidiaries of Vonage Holdings Corp., as grantors, and Silver Point Finance, LLC, as Collateral Agent(15)

10.48

Second Lien Credit and Guaranty Agreement, dated as of October 19, 2008 among Vonage Holdings Corp., Vonage America Inc., as borrowers, certain subsidiaries of Vonage Holdings Corp., as guarantors, various lenders, and Silver Point Finance, LLC, as Administrative Agent, Collateral Agent and Lead Arranger(15)

10.49

Second Lien Pledge and Security Agreement, dated as of October 19, 2008 among Vonage Holdings Corp., Vonage America Inc. and certain subsidiaries of Vonage Holdings Corp., as grantors, and Silver Point Finance, LLC, as Collateral Agent(15)

10.50

Third Lien Note Purchase Agreement dated as of October 19, 2008 among Vonage Holdings Corp., Vonage America Inc., as co-issuers, certain subsidiaries of Vonage Holdings Corp., as guarantors, various purchasers, and Silver Point Finance, LLC, as Note Agent and Collateral Agent(15)

10.51

Third Lien Pledge and Security Agreement, dated as of October 19, 2008 among Vonage Holdings Corp., Vonage America Inc. and certain subsidiaries of Vonage Holdings Corp., as grantors, and Silver Point Finance, LLC, as Collateral Agent(15)

10.52	Registration Rights Agreement, dated as of October 19, 2008, among Vonage Holdings Corp., Vonage America Inc. and purchasers of 20.00% Senior Secured Third Lien Notes due 2015(15)

48	VONAGE ANNUAL REPORT 2009

Exhibit Number	Description of Exhibit
21.1	List of Subsidiaries of Vonage Holdings Corp.(21)
23.1	Consent of BDO Seidman, LLP, independent registered public accounting firm(21)
31.1	Certification of our Interim Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(21)
31.2	Certification of our Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(21)
32.1	Certification of our Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(21)

(1)	Incorporated by reference to Amendment No. 1 to Vonage Holdings Corp.’s Registration Statement on Form S-1 (File No. 333-131659) filed on April 7, 2006.
(2)	Incorporated by reference to Amendment No. 3 to Vonage Holdings Corp.’s Registration Statement on Form S-1 (File No. 333-131659) filed on April 26, 2006.
(3)	Incorporated by reference to Amendment No. 4 to Vonage Holdings Corp.’s Registration Statement on Form S-1 (File No. 333-131659) filed on April 28, 2006.
(4)	Incorporated by reference to Amendment No. 5 to Vonage Holdings Corp.’s Registration Statement on Form S-1 (File No. 333-131659) filed on May 8, 2006.
(5)	Incorporated by reference to Amendment No. 6 to Vonage Holdings Corp.’s Registration Statement on Form S-1 (File No. 333-131659) filed on May 22, 2006.
(6)	Incorporated by reference to Vonage Holdings Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on August 4, 2006.
(7)	Incorporated by reference to Vonage Holdings Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on November 8, 2006.
(8)	Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on November 14, 2006.
(9)	Incorporated by reference to Vonage Holding Corp.’s Annual Report on Form 10-K (File No. 001-32887) filed on April 17, 2007.
(10)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on November 14, 2007.
(11)	Incorporated by reference to Vonage Holding Corp.’s Annual Report on Form 10-K (File No. 001-32887) filed on March 17, 2008.
(12)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on May 12, 2008.
(13)	Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on August 4, 2008.
(14)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on August 11, 2008.
(15)	Incorporated by reference to Vonage Holding Corp.’s Amendment No. 8 to Schedule TO (File No. 005-82032) filed on October 22, 2008.
(16)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on November 10, 2008.
(17)	Incorporated by reference to Vonage Holding Corp.’s Annual Report on Form 10-K (File No. 001-32887) filed on March 3, 2009.
(18)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on May 11, 2009.
(19)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on August 6, 2009.
(20)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on November 6, 2009.
(21)	Filed herewith.
†

Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to an order for confidential treatment pursuant to the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.

††

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

(b) Financial Statement Schedules

     Report of Independent Registered Public Accounting Firm

     Schedule II – Valuation and Qualifying Accounts.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Vonage Holdings Corp.

Holmdel, New Jersey 07733

The audits referred to in our report dated February 26, 2010 relating to the consolidated financial statements of Vonage Holdings Corp., which is contained in Item 8 of this Form 10-K also included the audit of the financial statement schedule listed in the accompanying index. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Woodbridge, New Jersey

February 26, 2010

50	VONAGE ANNUAL REPORT 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Holmdel, State of New Jersey, on February 26, 2010.

VONAGE HOLDINGS CORP.

Dated: February 26, 2010	By:	/S/ JOHN S. REGO
John S. Rego
Executive Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature	Title	Date

/S/ MARC P. LEFAR Marc P. Lefar	Director, Chief Executive Officer (principal executive officer)	February 24, 2010

/S/ JOHN S. REGO John S. Rego	Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	February 26, 2010

/S/ JEFFREY A. CITRON Jeffrey A. Citron	Director, Chairman	February 24, 2010

/S/ PETER BARRIS Peter Barris	Director	February 24, 2010

/S/ MORTON DAVID Morton David	Director	February 24, 2010

/S/ MICHAEL KRUPKA Michael Krupka	Director	February 24, 2010

/S/ J. SANFORD MILLER J. Sanford Miller	Director	February 25, 2010

/S/ JEFFREY J. MISNER Jeffrey J. Misner	Director	February 24, 2010

/S/ GOVERNOR THOMAS J. RIDGE Governor Thomas J. Ridge	Director	February 25, 2010

/S/ JOHN J. ROBERTS John J. Roberts	Director	February 24, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Vonage Holdings Corp.

Holmdel, New Jersey

We have audited the accompanying consolidated balance sheets of Vonage Holdings Corp. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vonage Holdings Corp. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 7, the Company adopted new guidance codified in FASB ASC 815, “Derivatives and Hedging,” relating to the determination of whether certain conversion features in the Third Lien convertible notes were considered an embedded derivative, effective January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vonage Holdings Corp.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/    BDO SEIDMAN, LLP

Woodbridge, New Jersey

February 26, 2010

F- 2	VONAGE ANNUAL REPORT 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM

Board of Directors and Stockholders

Vonage Holdings Corp.

Holmdel, New Jersey

We have audited Vonage Holdings Corp.’s (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A. Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Vonage Holdings Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vonage Holdings Corp. as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2009 and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/    BDO SEIDMAN, LLP

Woodbridge, New Jersey

February 26, 2010

VONAGE HOLDINGS CORP. CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)	December 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$32,213	$46,134
Accounts receivable, net of allowance of $1,432 and $2,045, respectively	15,053	17,696
Inventory, net of allowance of $432 and $1,405, respectively	7,771	10,360
Deferred customer acquisition costs, current	15,997	24,002
Prepaid expenses and other current assets	40,425	18,325
Total current assets	111,459	116,517
Property and equipment, net	90,548	98,292
Software, net	35,540	34,368
Deferred customer acquisition costs, non-current	7,075	20,393
Debt related costs, net	7,412	11,541
Restricted cash	43,700	39,585
Intangible assets, net	5,331	5,400
Other assets	12,319	10,809
Total assets	$313,384	$336,905

Liabilities and Stockholders’ Equity (Deficit)
Liabilities
Current liabilities:
Accounts payable	$11,512	$33,978
Accrued expenses	69,171	73,482
Deferred revenue, current portion	55,929	63,155
Current maturities of capital lease obligations	1,500	1,252
Current portion of long-term debt	1,303	1,303
Total current liabilities	139,415	173,170
Notes payable, net of discount	200,468	192,747
Derivative embedded within convertible note, at fair value	25,050	–
Deferred revenue, net of current portion	8,629	23,058
Capital lease obligations, net of current maturities	19,448	20,947
Other liabilities, net of current portion in accrued expenses	12,283	17,725
Total liabilities	405,293	427,647
Commitments and Contingencies
Stockholders’ Equity (Deficit)
Common stock, par value $0.001 per share; 596,950 shares authorized at December 31, 2009 and December 31, 2008; 201,628 and 158,201 shares issued at December 31, 2009 and December 31, 2008, respectively; 199,898 and 156,648 shares outstanding at December 31, 2009 and December 31, 2008, respectively	202	158
Additional paid-in capital	1,008,547	980,768
Stock subscription receivable	–	(5,195)
Accumulated deficit	(1,088,236)	(1,052,861)
Treasury stock, at cost, 1,730 shares at December 31, 2009 and 1,553 at December 31, 2008	(12,878)	(12,704)
Accumulated other comprehensive income (loss)	456	(908)
Total stockholders’ equity (deficit)	(91,909)	(90,742)
Total liabilities and stockholders’ equity (deficit)	$313,384	$336,905

The accompanying notes are an integral part of these financial statements

F- 4	VONAGE ANNUAL REPORT 2009

VONAGE HOLDINGS CORP. CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
(In thousands, except per share amounts)	2009	2008	2007
Operating Revenues:
Telephony services	$864,848	$865,765	$803,522
Customer equipment and shipping	24,232	34,355	24,706
	889,080	900,120	828,228
Operating Expenses:
Direct cost of telephony services (excluding depreciation and amortization of $19,178, $20,254 and $18,434, respectively)	213,553	226,210	216,831
Royalty	–	–	32,606
Total direct cost of telephony services	213,553	226,210	249,437
Direct cost of goods sold	71,488	79,382	59,117
Selling, general and administrative	265,456	298,985	461,768
Marketing	227,990	253,370	283,968
Depreciation and amortization	53,391	48,612	35,718
	831,878	906,559	1,090,008
Income (loss) from operations	57,202	(6,439)	(261,780)
Other Income (Expense):
Interest income	277	3,236	17,582
Interest expense	(54,192)	(29,878)	(22,810)
Change in fair value of derivatives	(49,933)	–	–
Gain (loss) on extinguishment of notes	4,041	(30,570)	–
Other, net	843	(247)	(238)
	(98,964)	(57,459)	(5,466)
Loss before income tax expense	(41,762)	(63,898)	(267,246)
Income tax expense	(836)	(678)	(182)
Net loss	$(42,598)	$(64,576)	$(267,428)

Net loss per common share:
Basic and diluted	$(0.25)	$(0.41)	$(1.72)

Weighted-average common shares outstanding:
Basic and diluted	170,314	156,258	155,593

The accompanying notes are an integral part of these financial statements

VONAGE HOLDINGS CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
(In thousands)	2009	2008	2007
Cash flows from operating activities:
Net loss	$(42,598)	$(64,576)	$(267,428)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization and impairment charges	52,072	45,796	33,574
Amortization of intangibles	1,319	2,816	2,144
Change in fair value of derivatives	49,933	–	–
(Gain) loss on extinguishment of notes	(4,041)	30,570	–
Beneficial conversion on interest in kind on convertible notes	–	108	42
Amortization of discount on notes	5,469	882	–
Accrued interest paid in-kind	17,154	2,900	846
Allowance for doubtful accounts	(193)	207	1,852
Allowance for obsolete inventory	2,514	1,519	2,799
Amortization of debt related costs	2,708	3,237	4,689
Loss on disposal of fixed assets	–	12	283
Share-based expense	8,473	12,238	7,542
Changes in operating assets and liabilities:
Accounts receivable	2,930	2,028	(5,296)
Inventory	203	7,472	2,196
Prepaid expenses and other current assets	(22,053)	501	(6,185)
Deferred customer acquisition costs	21,523	13,322	(10,796)
Due from related parties	–	2	74
Other assets	(1,510)	(7,498)	(81)
Accounts payable	(22,595)	(22,029)	(2,966)
Accrued expenses	(4,764)	(10,507)	(77,770)
Deferred revenue	(22,153)	(10,124)	20,509
Other liabilities	(5,995)	(5,321)	23,046
Net cash provided by (used in) operating activities	38,396	3,555	(270,926)
Cash flows from investing activities:
Capital expenditures	(23,724)	(11,386)	(20,386)
Purchase of intangible assets	(1,250)	(560)	(5,500)
Purchase of marketable securities	–	(21,375)	(236,875)
Maturities and sales of marketable securities	–	101,317	446,949
Acquisition and development of software assets	(21,654)	(26,530)	(21,346)
Increase in restricted cash	(3,937)	(980)	(31,385)
Net cash provided by (used in) investing activities	(50,565)	40,486	131,457
Cash flows from financing activities:
Principal payments on capital lease obligations	(1,251)	(1,036)	(1,020)
Principal payments on notes	(1,809)	(326)	–
Proceeds from issuance of notes payable	–	220,300	–
Discount on notes payable	–	(7,167)	–
Extinguishment of convertible notes	–	(253,460)	–
Debt related costs	(252)	(26,799)	–
Proceeds from subscription receivable, net	–	9	279
Proceeds from directed share program, net	–	62	169
Proceeds from exercise of stock options	59	47	817
Net cash provided by (used in) financing activities	(3,253)	(68,370)	245
Effect of exchange rate changes on cash	1,501	(1,079)	513
Net change in cash and cash equivalents	(13,921)	(25,408)	(138,711)
Cash and cash equivalents, beginning of period	46,134	71,542	210,253
Cash and cash equivalents, end of period	$32,213	$46,134	$71,542

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$28,671	$20,519	$19,004

Income taxes	$1,206	$1,181	$182

Non-cash financing transactions during the periods for:
Conversion of convertible notes into common stock:
Third lien convertible notes, net of discount and debt related costs	$9,361	$–	$152

Embedded derivative liability within third lien convertible notes	$57,050	$–	$–

The accompanying notes are an integral part of these financial statements

F- 6	VONAGE ANNUAL REPORT 2009

VONAGE HOLDINGS CORP. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)	Common Stock	Additional Paid-in Capital	Stock Subscription Receivable	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2006	$156	$922,097	$(5,721)	$(720,857)	$(12,342)	$(132)	$183,201
Stock option exercises	1	816					817
Share-based compensation		7,542					7,542
Share-based award activity					(157)		(157)
Convertible notes converted into common stock		152					152
Directed share program transactions, net			169				169
Stock subscription receivable payments		(7)	286				279
Comprehensive income (loss):
Change in unrealized loss on available-for-sale investments						(13)	(13)
Foreign currency translation adjustment						311	311
Net loss				(267,428)			(267,428)
Total comprehensive income (loss)	–	–	–	(267,428)	–	298	(267,130)
Balance at December 31, 2007	157	930,600	(5,266)	(988,285)	(12,499)	166	(75,127)
Stock option exercises	1	46					47
Share-based expense		12,238					12,238
Share-based award activity					(205)		(205)
Premium attributed to notes payable		37,884					37,884
Directed share program transactions, net			62				62
Stock subscription receivable payments			9				9
Comprehensive loss:
Change in unrealized loss on available-for-sale investments						(1)	(1)
Foreign currency translation adjustment						(1,073)	(1,073)
Net loss				(64,576)			(64,576)
Total comprehensive loss	–	–	–	(64,576)	–	(1,074)	(65,650)
Balance at December 31, 2008	158	980,768	(5,195)	(1,052,861)	(12,704)	(908)	(90,742)
Opening adjustment due to separate valuation of embedded derivative		(37,884)		7,223			(30,661)
Stock option exercises	1	58					59
Share-based expense		8,473					8,473
Share-based award activity					(174)		(174)
Convertible notes conversion	43	62,327					62,370
Uncollected stock subscription receivable		(5,195)	5,195				–
Comprehensive income (loss):
Foreign currency translation adjustment						1,364	1,364
Net loss				(42,598)			(42,598)
Total comprehensive income (loss)	–	–	–	(42,598)	–	1,364	(41,234)
Balance at December 31, 2009	$202	$1,008,547	$–	$(1,088,236)	$(12,878)	$456	$(91,909)

The accompanying notes are an integral part of these financial statements

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Note 1. Basis of Presentation and Significant Accounting Policies

NATURE OF OPERATIONS

Vonage Holdings Corp. (“Vonage”, “Company”, “we”, “our”, “us”) is incorporated as a Delaware corporation. We are a leading provider of high quality voice and messaging services over broadband networks. While subscribers in the United States represented 94% of our subscriber lines at December 31, 2009, we also serve subscribers in Canada and the United Kingdom.

SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

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

>	the useful lives of property and equipment, software costs and intangible assets;

>

assumptions used for the purpose of determining share-based compensation and the fair value of our stock warrant using the Black-Scholes option pricing model (“Model”), and various other assumptions that we believed to be reasonable. The key inputs for this Model are our stock price at valuation date, exercise price, the dividend yield, risk-free interest rate, life in years and historical volatility of our common stock; and

>

assumptions used to determine the fair value of the embedded derivative within our convertible notes using the Monte Carlo simulation model. The key inputs are maturity date, risk-free interest rate, our stock price at valuation date and historical volatility of our common stock.

We base our estimates on historical experience, available market information, appropriate valuation methodologies, and on various other assumptions that we believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Accounting Standards Codification

During 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update No. 2009-01, “Amendments based on Statement of Financial Accounting Standards No. 168—The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (the “Codification”). The Codification became the single source of authoritative Generally Accepted Accounting Principles (“GAAP”) in the United States, other than rules and interpretive releases issued by the United States Securities and Exchange Commission (“SEC”). The Codification reorganized GAAP into a topical format that eliminates the previous GAAP hierarchy and instead established two levels of guidance—authoritative and nonauthoritative. All non-grandfathered, non-SEC accounting literature that was not included in the Codification became nonauthoritative. The adoption of the Codification did not change previous GAAP, but rather simplified user access to all authoritative literature related to a particular accounting topic in one place. Accordingly, the adoption had no impact on the Company’s consolidated financial position or results of operations. All prior references to previous GAAP in the Company’s consolidated financial statements were updated for the new references under the Codification.

Revenue Recognition

Operating revenues consist of telephony services revenues and customer equipment (which enables our telephony services) and shipping revenues. The point in time at which revenues are recognized is determined in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, and FASB Accounting Standards Codification (“ASC”) 605, Revenue Recognition.

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

F- 8	VONAGE ANNUAL REPORT 2009

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

We also generate revenue by charging a fee for activating service but from time to time we may forgo collecting this fee. For example, since May 2009 we have waived activation fees for almost all new customers. In these instances when no activation fee is being collected, no customer acquisition costs are deferred. Customer activation fees when collected, along with the related incremental direct customer acquisition amounts for customer equipment in the direct channel and for rebates and retailer commissions in the retail channel, up to but not exceeding the activation fee, are deferred and amortized over the estimated average customer relationship period. The amortization of deferred customer equipment is recorded to direct cost of goods sold. The amortization of deferred rebates is recorded as a reduction of telephony services revenues. The amortization of deferred retailer commissions is recorded as marketing expense. The average customer relationship period was 60 months in 2007, 48 months in 2008 and 44 months in 2009. For 2010, the average customer relationship period will be further reduced to 38 months based upon further analysis of historical trends. The impact of these changes to the average customer relationship period is not material to the consolidated results of operations.

In the United States, we charge regulatory recovery fees on a monthly basis to defray the costs associated with regulatory compliance and related litigation, E-911 compliance and to cover taxes that we are charged by the suppliers of telecommunications services. In addition, beginning on October 1, 2006, we began charging customers Federal Universal Service Fund (“USF”) fees. We recognize revenue on a gross basis for USF, and related fees, which were $57,835 for 2009, $54,444 for 2008, and $44,782 for 2007. We record these fees as revenues when billed. All other taxes are recorded on a net basis.

In addition, we charge a disconnect fee for customers who terminate their service plan within the first twelve months of service. Disconnect fees are recorded as revenue and are recognized at the time the customer terminates service. Disconnect fee revenues amounted to $21,715 for 2009, $22,271 for 2008, and $19,099 for 2007.

Customer Equipment and Shipping Revenue

Customer equipment and shipping revenues consist of revenues from sales of customer equipment to wholesalers or directly to customers for replacement devices, or for upgrading their device at the time of customer sign-up for which we charge an additional fee. In addition, customer equipment and shipping revenues include the fees that customers are charged for shipping their customer equipment to them. Customer equipment and shipping revenues include sales to our retailers, who subsequently resell this customer equipment to customers. Revenues were reduced for payments to retailers and rebates to customers, who purchased their customer equipment through these retailers, to the extent of customer equipment and shipping revenues. In addition, we charge an equipment recovery fee for customers who terminate their service plan within the first twelve months of service. Equipment recovery fees are recorded as revenue and are recognized at the time the customer terminates service. Equipment recovery fee revenues amounted to $17,044 for 2009, $14,788 for 2008, and $4,983 for 2007.

Direct Cost of Telephony Services

Direct cost of telephony services consists primarily of direct costs that we pay to third parties in order to provide telephony services. These costs include access and interconnection charges that we pay to other telephone companies to terminate domestic and international phone calls on the public switched telephone network. In addition, these costs include the cost to lease phone numbers, to co-locate in other telephone companies’ facilities, to provide enhanced emergency dialing capabilities to transmit 911 calls and to provide local number portability. These costs also include taxes that we pay on telecommunications services from our suppliers or imposed by government agencies such as Federal USF and royalties for use of third parties’ intellectual property (including patents referenced in the Verizon litigation). For 2009, 2008 and 2007, we paid $57,835, $54,444, and $44,782, respectively in Federal USF costs. These costs do not include indirect costs such as depreciation and amortization, payroll and facilities costs. Our presentation of direct cost of telephony services may not be comparable to other similar companies.

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

Shipping and Handling

Revenue relating to shipping and handling is included in customer equipment and shipping revenue and amounted to $4,660 for 2009, $11,130 for 2008 and $12,779 for 2007. Costs related to shipping and handling

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

are included in direct cost of goods sold and amounted to $11,565 for 2009, $14,215 for 2008 and $13,469 for 2007.

Advertising Costs

Advertising costs, which are included in marketing expense, are expensed as incurred and amounted to $146,448 for 2009, $170,686 for 2008 and $196,651 for 2007.

Development Expenses

Costs associated with the development of new services and changes to existing services are charged to operations as incurred and are included in selling, general and administrative expense.

Cash and Cash Equivalents

We maintain cash with several investment grade financial institutions. Highly liquid investments, which are readily convertible into cash, with original maturities of three months or less, are recorded as cash equivalents. Interest income was $277 for 2009, $3,236 for 2008 and $17,582 for 2007.

Certain Risks and Concentrations

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, marketable securities and accounts receivable. They are subject to fluctuations in both market value and yield based upon changes in market conditions, including interest rates, liquidity, general economic conditions and conditions specific to the issuers. Accounts receivable are typically unsecured and are derived from revenues earned from customers primarily located in the United States. By collecting subscription fees in advance, we are able to minimize our accounts receivable and bad debt exposure. If a customer’s credit card, debit card or ECP is declined, we generally suspend international calling capabilities as well as their ability to incur domestic usage charges in excess of their plan minutes. If the customer’s credit card, debit card or ECP cannot be successfully processed during the current and subsequent two month’s billing cycle, we will terminate the account. In addition, we automatically charge any per minute fees to our customers’ credit card, debit card or ECP monthly in arrears. To further mitigate our bad debt exposure, a customer’s credit card, debit card or ECP will be charged in advance of their monthly billing if their international calling or overage charges exceed a certain dollar threshold.

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

Software Costs

We capitalize certain costs, such as purchased software and internally developed software that we use for customer acquisition and customer care automation tools, in accordance with FASB ASC 350-40, “Internal-Use Software”. Computer software is stated at cost less accumulated amortization and the estimated useful life is two to three years. Total computer software was $72,359 at December 31, 2009 and $53,429 at December 31, 2008, substantially all which were external costs. Accumulative amortization was $36,819 and $19,061 at December 31, 2009 and 2008, respectively. Amortization expense was $20,486, including $1,068 for impairment for 2009, $13,761, including $1,904 for impairment for 2008 and $4,132 for 2007.

Intangible Assets

Intangible assets acquired in the settlement of litigation or by direct purchase are accounted for based upon the fair value of assets received.

Patents

Patent rights acquired in the settlement of litigation or by direct purchase are accounted for based upon the fair value of assets received.

Long-Lived Assets

We evaluate impairment losses on long-lived assets used in operations when events and changes in circumstances indicate that the assets might be impaired. If our

F- 10	VONAGE ANNUAL REPORT 2009

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

review indicates that the carrying value of an asset will not be recoverable, based on a comparison of the carrying value of the asset to the undiscounted future cash flows, the impairment will be measured by comparing the carrying value of the asset to its fair value. Fair value will be determined based on quoted market values, discounted cash flows or appraisals. Impairments are recorded in the statement of operations as part of depreciation expense. In 2009, 2008 and 2007, we incurred an impairment loss of $1,886, $1,762 and $1,374, respectively. The impairments were mainly for marketing displays, network equipment, computer hardware and furniture and fixtures.

Facility Exit and Restructuring Costs

In June 2009, we announced the closing of our office facility in Canada. The facility exit and restructuring costs for the year ended December 31, 2009 were $2,529. These costs included $1,090 for severance and personnel-related costs which were recorded as selling, general and administrative in the statement of operations, $670 for lease termination and facilities-related costs which were recorded as selling, general and administrative in the statement of operations and $769 for asset impairments which were recorded in the statement of operations as part of depreciation expense. As of December 31, 2009, all of these costs were paid.

Restricted Cash and Letters of Credit

Our credit card processors have established reserves to cover any exposure that they may have as we collect revenue in advance of providing services to our customers, which is a customary practice for companies that bill their customers in advance of providing services. As such, we have provided our credit card processors with cash reserves of $22,423 and a cash collateralized letter of credit for $10,500. We have a cash collateralized letter of credit for $7,350 and $7,000 as of December 31, 2009 and December 31, 2008, respectively, related to lease deposits for our offices. The total amount of collateralized letters of credit was $18,000 and $17,562 at December 31, 2009 and December 31, 2008, respectively. Pursuant to the terms of credit facilities (see Note 7. Long-term Debt) commencing October 1, 2009, all specified unrestricted cash above $30,000, subject to certain adjustments, is swept into a concentration account (the “Concentration Account”), and until the balance in the Concentration Account is at least equal to $30,000, we may not access or make any withdrawals from the Concentration Account. Thereafter, with limited exceptions, we will have the right to withdraw funds from the Concentration Account in excess of $30,000. As of December 31, 2009, we have funded $3,277 into the Concentration Account. We funded an additional $18,718 through February 25, 2010. In the aggregate, cash reserves and collateralized letters of credit of $43,700 and $39,585 were recorded as long-term restricted cash at December 31, 2009 and December 31, 2008, respectively.

Debt Related Costs

Costs incurred in raising debt are deferred and amortized as interest expense using the effective interest method over the life of the debt. In connection with our financing transaction in November 2008, we recorded debt related costs of $12,271, which are being amortized over the life of the debt which is five years and seven years. Amortization expense related to these costs is included in interest expense in the consolidated statements of operations and was $2,708 and $478 for 2009 and 2008, respectively. Accumulated amortization of debt related costs was $4,859 and $478 at December 31, 2009 and December 31, 2008, respectively, including a $1,673 write off of debt related costs associated with the conversion of convertible notes for the year ended December 31, 2009.

Costs of $9,935 in connection with our December 2005 and January 2006 issuance of convertible notes was deferred and amortized as interest expense through September 30, 2007 over the five-year term of the notes. Although the notes would have matured on December 1, 2010, they could have been put to us on December 16, 2008. In the fourth quarter of 2007, the rate of amortization was accelerated so that only one third of the original deferred financing costs remained to be amortized in 2008. Amortization expense related to these costs was included in interest expense in the consolidated statements of operations and was $2,758, $4,689 in 2008 and 2007, respectively. Additionally, the unamortized portion of $414 at the time the convertible notes (“Previous Convertible Notes”) were repaid was included in loss on early extinguishment of notes in our consolidated statement of operations for 2008.

Derivatives

We do not hold or issue derivative instruments for trading purposes; however, certain features within our 20% senior secured third lien notes due 2015 and a common stock warrant to purchase 514 shares of common stock at an exercise price of $0.58 require us to account for such features as derivative instruments. In accordance with new guidance codified in FASB ASC 815, “Derivatives and Hedging” (“FASB ASC 815”) which we adopted on January 1, 2009, we recognize these embedded derivatives as liabilities in our consolidated balance sheet at fair value each period and recognize any change in the fair value in our statement of operations in the period of change. We estimate the fair value of these embedded derivatives using available market information and appropriate valuation methodologies.

Foreign Currency

Generally, the functional currency of our non-U.S. subsidiaries is the local currency. The financial statements of these subsidiaries are translated to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs and expenses. Translation gains and losses are deferred and

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

recorded in accumulated other comprehensive loss as a component of stockholders’ equity. We recorded a net translation gain of $1,364 in 2009 and a net translation loss of $1,073 in 2008, respectively. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. We recognized a net gain of $46 for 2009, a net loss of $315 for 2008 and a net gain of $56 for 2007 resulting from foreign exchange transactions.

Income Taxes

We recognize deferred tax assets and liabilities at enacted income tax rates for the temporary differences between the financial reporting bases and the tax bases of its assets and liabilities. Any effects of changes in income tax rates or tax laws are included in the provision for income taxes in the period of enactment. We record a valuation allowance to reduce the deferred tax assets to the amount that we estimate is more likely than not to be realized. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate resolution. We have not had any unrecognized tax benefits. We recognize interest and penalties accrued related to unrecognized tax benefits as components of its income tax provision. We have not had any interest and penalties accrued related to unrecognized tax benefits.

Earnings per Share

Net income (loss) per share has been computed according to FASB ASC 260, “Earnings per Share”, which requires a dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS represents net income (loss) divided by the weighted average number of common shares outstanding during a reported period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, including warrants, stock options and restricted stock units under our 2001 Stock Incentive Plan and 2006 Incentive Plan, and our 20% senior secured third lien notes due 2015, were exercised or converted into common stock. The dilutive effect of outstanding warrants, stock options and restricted stock units is reflected in diluted earnings per share by application of the treasury stock method. In applying the treasury stock method for stock-based compensation arrangements, the assumed proceeds are computed as the sum of the amount the employee must pay upon exercise and the amounts of average unrecognized compensation cost attributed to future services. The dilutive effect of the convertible notes is reflected in diluted earnings per share using the if-converted method.

The following shares were excluded from the calculation of diluted earnings per common share because of their anti-dilutive effects:

	For the Years Ended December 31,
	2009	2008	2007
Common stock warrants	514	514	3,085
Convertible notes (1)	—	—	17,824
Convertible notes (2)	19,638	62,069	—
Restricted stock units	2,792	3,100	3,104
Employee stock options	28,528	29,227	18,257
	51,472	94,910	42,270

(1)	refers to our Previous Convertible Notes issued in December 2005 and January 2006.
(2)	The share amount in 2008 is related to our convertible notes issued in November 2008.

Comprehensive Loss

Comprehensive loss consists of net loss and other comprehensive items. Other comprehensive items include foreign currency translation adjustments and unrealized losses on available for sale investments. Assets and liabilities of foreign operations are translated at the period-end exchange rate and revenue and expense amounts are translated at the average rates of exchange prevailing during the period. At December 31, 2009, accumulated other comprehensive income in our consolidated balance sheet was $456 for cumulative translation gain. At December 31, 2008, accumulated other comprehensive loss in our consolidated balance sheet was $908 for cumulative translation loss.

Share-Based Compensation

We account for share-based compensation in accordance with FASB ASC 718, “Compensation-Stock Compensation”. Under the fair value recognition provisions of this pronouncement, share-based compensation cost is measured at the grant date based on the fair value of the award, reduced as appropriate based on estimated forfeitures, and is recognized as expense over the applicable vesting period of the stock award using the accelerated method.

F- 12	VONAGE ANNUAL REPORT 2009

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

In April 2008, the FASB issued FASB ASC 350-30, “General Intangibles Other than Goodwill.” FASB ASC 350-30 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB ASC 350-30. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations after their acquisitions. FASB ASC 350-30 was effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Since this guidance applied prospectively, on adoption, there was no impact to our consolidated financial statements.

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

Note 2. Prepaid Expenses and Other Current Assets

	December 31,
	2009	2008
Inventory	$9,457	$5
Telecommunications	8,845	2,977
Nontrade receivables	7,117	4,710
Software and hardware maintenance and support	6,958	2,814
Services	2,887	1,149
Insurance	1,885	1,739
Marketing	894	4,367
Other prepaids	2,382	564
	$40,425	$18,325

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Note 3. Property and Equipment

	December 31,
	2009	2008
Building (under capital lease)	$25,709	$25,709
Network equipment and computer hardware	122,056	104,888
Leasehold improvements	41,608	42,125
Furniture	9,849	10,887
Vehicles	316	316
Displays	—	262
	199,538	184,187
Less: accumulated depreciation and amortization	(108,990)	(85,895)
Net property and equipment	$90,548	$98,292

Related depreciation and amortization expense was $31,586 for 2009, $32,035 for 2008 and $29,442 for 2007. Included in depreciation and amortization expense for 2009, 2008 and 2007 was $2,199, $2,199 and $2,368 related to capital leases, respectively.

Note 4. Intangible Assets

	December 31,
	2009	2008
License to use portfolio of Voice over Packet patents	$1,250	$–
Patents for compression of packetized digital signal	5,268	5,268
License to use Sprint’s portfolio of Voice over Packet patents	5,500	5,500
Trademark	560	560
	12,578	11,328
Less: accumulated amortization	(7,247)	(5,928)
Net intangible assets	$5,331	$5,400

In June 2006, we purchased three patents related to the compression of packetized digital signals commonly used in Voice over Internet Protocol (“VoIP”) technology at a cost of $5,268. In July 2006, we began amortizing the cost of these patents over their estimated useful lives of 2.7 years. Amortization expense was $424 for the year ended December 31, 2009 and $1,938 for the years ended December 31, 2008 and 2007, respectively. These patents were fully amortized as of March 31, 2009.

In October 2007, in connection with the settlement of our patent litigation with Sprint, we acquired a license to use Sprint’s portfolio of “Voice over Packet” patents. The fair value assigned to these patents was $5,500. We began amortizing the cost of these patents in October 2007 over their patent lives of 6.6 years. Amortization expense was $825 for the years ended December 31, 2009 and 2008, and $206 for the year ended December 31, 2007, respectively. Annual amortization will be approximately $825.

In December 2009, we entered into a licensing agreement for a portfolio of “Voice over Packet” patents. The fair value assigned to these patents was $1,250. We will begin amortizing the cost of these patents in January 2010 over the estimated useful lives of 5 years.

Trademark

In April 2008, in connection with the settlement of a trademark dispute, we acquired the right to use the trademark in question. The fair value assigned to the trademark was $560. This trademark is being amortized over its remaining life of 8 years. Amortization expense was $70 and $52 for the year ended December 31, 2009 and 2008, respectively.

F- 14	VONAGE ANNUAL REPORT 2009

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Note 5. Accrued Expenses

	December 31,
	2009	2008
Compensation and related taxes and temporary labor	$16,747	$14,776
Taxes and fees	14,415	14,313
Telecommunications	9,873	10,614
Marketing	9,331	14,482
Litigation	6,689	5,343
Customer credits	3,384	2,172
Accrued interest	3,304	3,350
Professional fees	2,209	3,439
Credit card fees	124	549
Inventory	95	874
Other accruals	3,000	3,570
	$69,171	$73,482

Note 6. Income Taxes

The following table summarizes deferred taxes resulting from differences between financial accounting basis and tax basis of assets and liabilities.

	December 31,
	2009	2008
Current assets and liabilities:
Deferred revenue	$21,450	$21,405
Accounts receivable and inventory allowances	688	1,309
Accrued expenses	5,218	4,253
Debt original issue discount	(2,098)	(2,027)
Debt related costs	1,656	1,417
	26,914	26,357
Valuation allowance	(26,914)	(26,357)
Net current deferred tax asset	$–	$–

Non-current assets and liabilities:
Depreciation and amortization	$2,089	$(1,141)
Accrued expenses	5,567	7,408
Research and development tax credit	469	469
Stock option compensation	19,820	17,059
Capital leases	(1,275)	(772)
Deferred revenue	3,173	7,732
Debt original issue discount	(6,934)	(9,112)
Debt related costs	6,014	6,564
Net operating loss carryforward	330,104	331,983
	359,027	360,190
Valuation allowance	(359,027)	(360,190)
Net non-current deferred tax asset	$–	$–

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

We have net losses for financial reporting purposes. Recognition of deferred tax assets will require generation of future taxable income. There can be no assurance that we will generate sufficient taxable income in future years. Therefore, we established a valuation allowance on net deferred tax assets of $385,941 as of December 31, 2009 and $386,547 as of December 31, 2008.

The components of income (loss) before income tax expense are as follows:

	For the Years Ended December 31,
	2009	2008	2007
United States	$(41,761)	$(59,475)	$(242,030)
Foreign	(1)	(4,423)	(25,216)
	$(41,762)	$(63,898)	$(267,246)

The components of the income tax expense are as follows:

	For the Years Ended December 31,
	2009	2008	2007
Current:
State and local taxes	$(836)	$(678)	$(182)
Foreign	–	–	–
Federal	–	–	–
	$(836)	$(678)	$(182)
Deferred:
State and local taxes	$–	$–	$–
Foreign	–	–	–
Federal	–	–	–
	$–	$–	$–

	$(836)	$(678)	$(182)

The reconciliation between the U.S. statutory federal income tax rate and the effective rate is as follows:

	For the Years Ended December 31,
	2009		2008		2007
U.S. Federal statutory tax rate	(34%	)	(34%)		(34%)
Permanent items	35%		0%		0%
State and local taxes, net of federal benefit	2%		(4%	)	(5%	)
Sale of net operating loss carryforwards	0%		(1%	)	(1%	)
Valuation reserve for income taxes	(1%	)	40%		40%
Effective tax rate	2%		1%		0%

As of December 31, 2009, we had net operating loss carry forwards for U.S. federal and state tax purposes of $762,322 and $723,095, respectively, expiring at various times from years ending 2012 through 2028. In addition, we had net operating loss carry forwards for Canadian tax purposes of $50,128 expiring through 2027. We also had net operating loss carry forwards for United Kingdom tax purposes of $38,078 with no expiration date.

No provision has been made for income taxes on the undistributed earnings of our foreign subsidiaries of $10,718 at December 31, 2009 as we intend to indefinitely reinvest such earnings.

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

F- 16	VONAGE ANNUAL REPORT 2009

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

We participated in the State of New Jersey’s corporation business tax benefit certificate transfer program, which allows certain high technology and biotechnology companies to transfer unused New Jersey net operating loss carryovers to other New Jersey corporation business taxpayers. During 2003 and 2004, we submitted an application to the New Jersey Economic Development Authority, or EDA, to participate in the program and the application was approved. The EDA then issued a certificate certifying our eligibility to participate in the program. The program requires that a purchaser pay at least 75% of the amount of the surrendered tax benefit. In tax years 2009, 2008 and 2007 we sold approximately, $0, $10,051 and $8,488, respectively, of our New Jersey state net operating loss carryforwards for a recognized benefit of $0 in 2009, approximately $605 in 2008, $649 in 2007. Collectively, all transactions represent approximately 85% of the surrendered tax benefit each year and have been recognized in the year received.

Note 7. Long-Term Debt

A schedule of long-term debt at December 31, 2009 and 2008 is as follows:

	December 31,
	2009	2008
16% First Lien Senior Facility—due 2013, net of discount	$107,246	$104,459
20% Second Lien Senior Facility—due 2015, net of discount	86,614	69,708
20% Third Lien Convertible Notes—due 2015, net of discount	6,608	18,580
	$200,468	$192,747

At December 31, 2009, future payments under long-term debt obligations over each of the next five years and thereafter are as follows:

	First Lien Senior Facility	Second Lien Senior Facility	Third Lien Convertible Notes
2010	$1,303	$–	$–
2011	4,235	–	–
2012	13,030	–	–
2013	109,597	1,800	–
2014	–	7,200
Thereafter	–	63,000	5,695
Minimum future payments of principal	128,165	72,000	5,695
Plus accreted interest	–	18,576	1,478
Less unamortized discount	19,616	3,962	565
Current portion	1,303	–	–
Long-term portion	$107,246	$86,614	$6,608

December 2005 and January 2006 Convertible Notes Financing

In December 2005 and January 2006, we issued convertible notes with an aggregate principal amount of $249,919 (the “Previous Convertible Notes”). We used the proceeds from the offering of the Previous Convertible Notes for working capital and other general corporate purposes (including the funding of our operating losses).

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

At our option, we were able to pay interest on the Previous Convertible Notes in cash or in-kind. If we paid in cash, interest accrued at a rate of 5% per annum payable quarterly in arrears. If we paid-in-kind, the interest accrued at a rate of 7% per annum payable quarterly in arrears. Interest paid-in-kind will increase the principal amount outstanding and will thereafter accrue interest during each period. The first interest payment made on March 1, 2006 was paid-in-kind in the amount of $3,645. All subsequent interest payments of approximately $3,100 were paid in cash.

We evaluated the provisions of the Previous Convertible Notes periodically to determine whether any of the provisions would be considered embedded derivatives that would require bifurcation under FASB ASC 815, “Derivatives and Hedging”. Because the shares of common stock underlying the Previous Convertible Notes had not been registered for resale at the time of issuance, they were not readily convertible to cash. Thus, the conversion option did not meet the net settlement requirement of FASB ASC 815, and would not be considered a derivative if freestanding. Accordingly, the Previous Convertible Notes did not contain an embedded conversion feature that must be bifurcated. In November 2006, the underlying shares of Common Stock were registered, which satisfied the net settlement required under FASB ASC 815. However, in accordance with FASB ASC 815, which we adopted on October 1, 2006, contingently payable registration payment arrangements are no longer considered part of the related financial instruments and are only recognized when payment is probable and the amount is reasonably estimable. We evaluated the registration payment arrangement in the Previous Convertible Notes in accordance with FASB ASC 470, “Debt with Conversion and Other Options” (“FASB ASC 470”) and concluded that the likelihood of having to make a registration payment was not probable. As such, no amounts were recorded in the financial statements with respect to the registration payment arrangement. We identified certain other embedded derivatives and concluded their value was de minimis.

Since the Previous Convertible Notes issued in December 2005 and January 2006 did not contain an embedded conversion feature that required bifurcation, we evaluated the conversion feature to determine if it was a beneficial conversion feature under FASB ASC 470. The conversion price equaled the fair value of the underlying Common Stock. As such, there was no beneficial conversion feature for those issuances. For the Previous Convertible Notes issued on March 1, 2006 for the payment of interest in-kind, the fair market value of the underlying Common Stock exceeded the conversion price. Accordingly, in March 2006 we recorded the intrinsic value of the beneficial conversion feature on 256 shares in the amount of $214 as a discount to the convertible notes with an offsetting amount increasing additional paid-in-capital. This beneficial conversion feature was amortized to interest expense over the remaining life of the Previous Convertible Notes on our consolidated statement of operations using the effective interest method. The amortization for the year ended December 31, 2008 and 2007 was $108 and $42, respectively. The unamortized 2006 portion of the Previous Convertible Notes were repaid was included in loss on early extinguishment of debt in our consolidated statement of operations for 2008.

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

We used the net proceeds of the Financing of $213,133 ($220,300 principal amount less original issue discount of $7,167) plus $40,327 of cash on hand, to repurchase $253,460 of the Previous Convertible Notes in a tender offer that expired on November 3, 2008. We also incurred $27,051 of debt related costs in connection with the Financing. For holders of the new debt who were also holders of the Previous Convertible Notes, we recorded a loss on early extinguishment of notes of $30,570 on $174,263 of the repurchase in accordance with FASB ASC 470 “Debt Modification and Extinguishment”. For this $174,263 of the Financing, the First Lien Senior Facility, Second Lien Senior Facility and Convertible Notes were recorded at fair market value of $183,935 with $85,184 allocated to the First Lien Senior Facility, $54,620 allocated to the Second Lien Senior Facility and $44,131 allocated to the Convertible Notes. The excess of the fair market value of the Financing over the Previous Convertible Notes of $9,672, plus $20,452 in fees paid to the holders of the Previous Convertible Notes, $414 of unamortized debt related costs on the Previous Convertible Notes and $32 of

F- 18	VONAGE ANNUAL REPORT 2009

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

For the First Lien Senior Facility, an aggregate value of $105,322 or a discount of $24,978 was recorded. This discount is currently amortized to interest expense over the life of the loan using the effective interest method. The accumulated amortization was $5,362 and $766 at December 31, 2009 and December 31, 2008, respectively. The amortization for the year ended December 31, 2009 and 2008 was $4,956 and $766, respectively.

For the Second Lien Senior Facility, an aggregate value of $67,273 or a discount of $4,727 was recorded. This discount is currently amortized to interest expense over the life of the loan using the effective interest method. The accumulated amortization was $766 and $116 at December 31, 2009 and December 31, 2008, respectively. The amortization for the year ended December 31, 2009 and 2008 was $650 and $116, respectively.

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

Second Lien Senior Facility

The loans under the Second Lien Senior Facility will mature in October 2015. Principal amounts under the Second Lien Senior Facility will be repayable in quarterly installments of $1,800 commencing the later of: (i) the last day of the fiscal quarter after payment-in-full of amounts under the First Lien Senior Facility and (ii) December 31, 2012, with the balance due in October 2015. Amounts under the Second Lien Senior Facility bear interest at 20% payable quarterly in arrears and payable in-kind, or PIK, beginning December 31, 2008 until the third anniversary of the effective date and thereafter 20% payable quarterly in arrears in cash. If the First Lien Senior Facility has not been refinanced in full by the third anniversary of the effective date, then until such refinancing has occurred 70% of the interest due will be payable in cash with the balance payable in PIK. The amount of PIK interest as of December 31, 2009 and December 31, 2008 was $18,576 and $2,320, respectively. After payment-in-full of amounts under the First Lien Senior Facility or in the event mandatory payments are waived by lenders under the First Lien Senior Facility, the Second Lien Senior Facility will be subject to prepayment obligations and premiums consistent with those for the First Lien Senior Facility. Voluntary prepayments for the Second Lien Senior Facility may be made at any time subject to a make-whole.

Third Lien Convertible Notes

Subject to conversion, repayment or repurchase of the Convertible Notes, the Convertible Notes mature in October 2015. Subject to customary anti-dilution adjustments (including triggers upon the issuance of common stock below the market price of the common stock or the conversion price of the Convertible Notes), the Convertible Notes are convertible into shares of our common stock at a rate equal to 3,448.2759 shares for each $1,000 principal amount of Convertible Notes, or approximately $0.29

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

per share. A permanent increase in the conversion rate, resulting in the issuance of additional shares, may occur if a fundamental change occurs. During the year ended December 31, 2009, we received Notices of Conversion from certain note holders indicating their desire to convert their Convertible Notes. In the aggregate $12,305 principal amount of Convertible Notes were converted into 42,431 shares of our common stock. As of December 31, 2009, there were $5,695 principal amount of Convertible Notes outstanding.

Amounts under the Convertible Notes bear interest at 20% that accrues and compounds quarterly until October 30, 2011 at which time such accrued interest may be paid in cash. Any accrued interest not paid in cash on such date will continue to bear interest at 20% that accrues and compounds quarterly and is payable in cash on the maturity date of the Convertible Notes. After October 30, 2011, principal on Convertible Notes will bear interest at 20% payable quarterly in arrears in cash. However, if the First Lien Senior Facility has not been refinanced in full by October 31, 2011, then until such refinancing occurs, the cash interest will be capped at 14% with the balance of 6% accruing and compounding interest quarterly at 20%, to be paid in cash on the maturity date of the Convertible Notes. The amount of accrued and compounding interest as of December 31, 2009 and December 31, 2008 was $1,478 and $580, respectively. In connection with note conversions during the year ended December 31, 2009, $2,207 was paid for accrued interest.

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

In accordance with new guidance codified in FASB ASC 815, which was effective January 1, 2009, we determined that the Convertible Notes contain an embedded derivative that requires separate valuation from the Convertible Notes because an anti-dilution adjustment is triggered upon the issuance of common stock by us below the conversion price of the Convertible Notes. As explained below, we recognize this embedded derivative as a liability in our consolidated balance sheet at its fair value each period and recognize any change in the fair value in our statement of operations in the period of change. The fair value of the embedded derivative is determined using the Monte Carlo simulation model. The key inputs in the model are maturity date, risk-free interest rate, current share price and historical volatility of our common stock.

In accordance with FASB ASC 815, we determined the fair value of the conversion feature and recorded applicable amounts at issuance of the Convertible Notes, at December 31, 2008, at conversion of Convertible Notes at December 31, 2009:

Issuance. The fair value of the conversion feature at issuance was $39,990 which, upon the adoption of FASB ASC 815, was recorded as a liability with a corresponding reduction in additional-paid-in capital of $37,884, which was the premium originally recorded at issuance. The remaining $2,106 was recorded as a discount to be amortized to interest expense over the life of the loan using the effective interest method. Accumulated amortization of the discount was $1,541 as of December 31, 2009, including a $1,271 write-off of discount on notes related to the conversion of Convertible Notes, and $47 as of December 31, 2008. Amortization for the year ended December 31, 2009 was $223.

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

Conversion of Convertible Notes. At the time of conversions of $12,305 principal amount of Convertible Notes, which were converted into 42,431 shares of our common stock, we determined that the aggregate fair value of the conversion feature of those Convertible Notes was $57,050, which was an increase of $34,682 in the fair value of the conversion feature from December 31, 2008. The changes in fair value were recorded as an expense within other income (expense) for the year ended December 31, 2009. The aggregate fair value of the common stock issued by us in the conversion was $62,370 at the time of conversion, which was recorded as common stock and additional paid-in capital. In addition, in connection with the extinguishment of the converted Convertible Notes, we recorded a gain on extinguishment of $4,041, which represented the difference in the carrying value of those Convertible Notes including the fair value of the conversion feature, which was reduced by the discount of $1,271 and debt related costs of $1,673 associated with those Convertible Notes, and the fair value of the common stock issued at the time of conversion.

December 31, 2009. For the $5,695 principal amount of Convertible Notes that were not converted as of December 31, 2009, the fair value of the conversion feature of those Convertible Notes at December 31, 2009 was $25,050, which was an increase in value of $14,698 from the fair value of the conversion feature as of December 31, 2008.

F- 20	VONAGE ANNUAL REPORT 2009

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

Commencing October 1, 2009, all specified unrestricted cash above $30,000, subject to certain adjustments, is swept into a Concentration Account, and until the balance in the Concentration Account is at least equal to $30,000, we may not access or make any withdrawals from the Concentration Account. Thereafter, with limited exceptions, we will have the right to withdraw funds from the Concentration Account in excess of $30,000. As of December 31, 2009, we have funded $3,277 into the Concentration Account. We funded an additional $18,718 through February 25, 2010.

Other Terms and Conditions of the Financing

The Credit Documentation includes customary representations and warranties of the Credit Parties. In addition, Credit Documentation for the Financing contains affirmative and negative covenants that affect, and in many respects may significantly limit or prohibit, among other things, the Credit Parties’ ability to incur, prepay, refinance or modify indebtedness; enter into acquisitions, investments, sales, mergers, consolidations, liquidations and dissolutions; invest in foreign subsidiaries, repurchase and redeem stock; modify material contracts; engage in transactions with affiliates and 5% stockholders; change lines of business; and make marketing expenditures under contracts with a duration in excess of one year that exceed (i) $95,000 until December 31, 2009 and (ii) for each quarter thereafter, an amount equal to 20% of consolidated pre-marketing operating income for the four quarters immediately preceding such quarter. Board approval must be obtained for any long-term commitment or series of related long-term commitments that would result in aggregate marketing expenditures by any of the Credit Parties of more than $25,000 during the term of the Financing. In addition, we must comply with certain financial covenants, which include a total leverage ratio, senior lien leverage ratios, minimum consolidated adjusted EBITDA, a fixed charge coverage ratio, maximum consolidated capital expenditures, minimum consolidated liquidity and minimum consolidated pre-marketing operating income. As of December 31, 2009, we were in compliance with all covenants, including financial covenants, under the Credit Documentation.

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

Note 8. Fair Value of Financial Instruments

Effective January 1, 2008, we adopted FASB ASC 820, “Fair Value Measurements and Disclosures” (“FASB ASC 820”). This standard establishes a framework for measuring fair value and expands disclosure about fair value measurements. We did not elect fair value accounting for any assets and liabilities allowed by FASB ASC 825, “Financial Instruments”.

FASB ASC 820 defines fair value as the amount that would be received for an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC 820 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. FASB ASC 820 describes the following three levels of inputs that may be used:

>

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

>

Level 2: Observable prices that are based on inputs not quoted on active markets but corroborated by market data. Our common stock warrant with a value of $553 as of December 31, 2009 is included as a Level 2 liability.

>

Level 3: Unobservable inputs when there is little or no market data available, thereby requiring an entity to develop its own assumptions. The fair value hierarchy gives the lowest priority to Level 3 inputs. The embedded derivative within our Convertible Notes with a value of $25,050 as of December 31, 2009 is included as a Level 3 liability.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The following tables set forth the inputs as of December 31, 2009 and January 1, 2009 and a summary of changes in the fair value of our Level 3 liabilities for the year ended December 31, 2009:

	December 31, 2009	January 1, 2009
Maturity date	October 31, 2015	October 31, 2015
Risk- free interest rate	2.95%	2.24%
Price of common stock	$ 1.40	$0.66
Volatility	109.3%	87%

Liabilities:	For the Year Ended December 31, 2009
Beginning balance (January 1, 2009)	$32,720
Increase in value for notes converted	34,682
Fair value adjustment for notes converted	(57,050)
Total unrealized loss in earnings	14,698
Ending balance	$25,050

Fair Value of Other Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value because of their short maturities. The carrying amounts of our capital leases approximate fair value of these obligations based upon management’s best estimates of interest rates that would be available for similar debt obligations at December 31, 2009 and December 31, 2008.

Each reporting period we evaluate market conditions, including available interest rates, credit spread relative to our credit rating and liquidity in estimating the fair value of our debt. After considering such market conditions, we estimate that if we were to issue debt with terms similar to the First Lien Senior Facility, Second Lien Senior Facility and Convertible Notes at December 31, 2009, each debt instrument would bear an interest rate significantly below the stated coupon rates (See Note 7 Long-Term Debt). Given the reductions in the market rate of interest, we estimate the fair value of our debt at December 31, 2009, using a present value model, was approximately $147,000 for the First Lien Senior Facility ($107,246 carrying amount); approximately $135,000 for the Second Lien Senior Facility ($86,814 carrying amount) and approximately $10,000 for the Convertible Notes ($6,608 carrying amount) exclusive of the conversion feature which, as noted above, is already recorded at fair value.

Note 9. Common Stock

Directed Share Program

In connection with our initial public offering (“IPO”), we requested that our underwriters reserve 4,219 shares for our customers to purchase at the initial public offering price of $17.00 per share through the Vonage Customer Directed Share Program (“DSP”). In connection with our IPO, we also entered into an Underwriting Agreement, dated May 23, 2006, pursuant to which we agreed to indemnify the Underwriters for any losses caused by the failure of any participant in the DSP to pay for and accept delivery of the shares that had been allocated to such participant in connection with our IPO. In the weeks following the IPO, certain participants in the DSP that had been allocated shares failed to pay for and accept delivery of such shares. As a result of this failure and as part of the indemnification obligations, we acquired from the Underwriters or their affiliates 1,056 shares of our common stock which had an aggregate fair market value of $11,723. These shares were recorded as treasury stock on the consolidated balance sheet using the cost method. We do not anticipate making any further purchases of securities pursuant to our indemnification obligations under the Underwriting Agreement. Because we were pursuing the collection of monies owed from the DSP participants who failed to pay for their shares, we recorded a stock subscription receivable of $6,110 representing the difference between the aggregate IPO price value of the unpaid DSP shares and the $11,723 we paid for these shares.

In the second half of 2006, we reimbursed $6,110 of the indemnification obligation due to the Underwriters in accordance with the Underwriting Agreement. Through December 31, 2009, we received $915 in payments from certain participants in the DSP that had been allocated shares and failed to pay for such shares leaving $5,195 uncollected. We have directed our outside legal counsel to cease seeking to collect the remaining uncollected balances from DSP participants through the Financial Industry Regulatory Authority dispute resolution process as the litigation surrounding the IPO has been settled. As such, we reversed the remaining $5,195 against additional paid-in-capital as of December 31, 2009 for these uncollected balances.

F- 22	VONAGE ANNUAL REPORT 2009

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

In connection with $20,000 of notes payable from our principal stockholder and Chairman in 2003, we issued a warrant to purchase Series A-2 preferred stock, which automatically converted into the 2,571 of common stock upon our IPO with an exercise price of $1.40 per share that are included in our consolidated balance sheet under additional paid-in capital. These warrants expired on October 1, 2008.

Note 10. Employee Benefit Plans

Share-Based Compensation

Our stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. Currently, we grant options from our 2006 Incentive Plan. Our 2001 Stock Incentive Plan was terminated by our board of directors in 2008. As such, share-based awards are no longer granted under the 2001 Stock Incentive Plan. Under the 2006 Incentive Plan, share-based awards can be granted to all employees, including executive officers, outside consultants and non-employee directors. Vesting periods for share-based awards are generally four years for both plans. Awards granted under each plan expire in five or 10 years from the effective date of grant.

The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model. The assumptions used to value options are as follows:

	2009	2008	2007
Risk-free interest rate	1.50-3.12%	1.24-3.23%	3.27-5.04%
Expected stock price volatility	87.70-109.31%	66.29-86.83%	39.4-48.61%
Dividend yield	0.00%	0.00%	0.00%
Expected life (in years)	3.75-6.25	3.75-6.25	3.76-6.9

Beginning January 1, 2006, we estimated the volatility of our stock using historical volatility of comparable public companies in accordance with guidance in FASB ASC 718, “Compensation-Stock Compensation”. Beginning in the first quarter of 2008, we used the historical volatility of our common stock to measure expected volatility for future option grants.

The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding, which we derive based on our historical settlement experience.

2001 Stock Incentive Plan

In February 2001, we adopted the 2001 Stock Incentive Plan, which is an amendment and restatement of the 2000 Stock Incentive Plan of MIN-X.COM, INC. The 2001 Stock Incentive Plan provides for the granting of options or restricted stock awards to our officers, directors and employees. The objectives of the 2001 Stock Incentive Plan include attracting and retaining personnel, providing for additional performance incentives, and promoting our success by providing employees the opportunity to acquire stock. During 2005, the number of shares authorized for issuance pursuant to options or restricted stock awards was increased from 7,503 to 28,286. In management’s opinion, all stock options were granted with an exercise price at or above the fair market value of our common stock at the date of grant with the exception of a grant in 2005 for 125 shares. Initially, we recorded deferred compensation in 2005 related to this option grant. On January 1, 2006, we reversed the remaining deferred compensation balance in accordance with FASB ASC 718. There weren’t any options available for future grant under the 2001 Stock Incentive Plan since our board of directors terminated the plan in 2008.

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

The maximum number of shares of our common stock that are authorized for issuance under our 2006 Incentive Plan will be determined under a formula set forth in the plan, and will equal approximately 17.65% of the number of shares that are issued and outstanding from time to time. Shares issued under the plan may be authorized and unissued shares or may be issued shares that we have reacquired. Shares covered by awards that are forfeited, cancelled or otherwise expire without having been exercised or settled, or that are settled by cash or other non-share consideration, will become available for issuance pursuant to a new award. Shares that are tendered or withheld to pay the exercise price of an award or to satisfy tax withholding obligations will not be available for issuance pursuant to new awards. At December 31, 2009, 14,028 shares were available for future grant under the 2006 Stock Incentive Plan.

The following table summarizes the activity for all awards under both of our Stock Incentive Plans:

(Shares and Intrinsic Value in Thousands)	Number of Shares	Range of Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
Awards outstanding at December 31, 2006	18,916	$0.00 - $35.00	$7.25	7.7		$4.09
Granted	10,999	$0.00 - $6.94	$2.53			$2.01
Exercised	(1,034)	$0.00 - $1.76	$0.79		$2,442	$2.48
Canceled	(7,520)	$0.00 - $35.00	$6.15			$4.46
Awards outstanding at December 31, 2007	21,361	$0.00 - $35.00	$5.53	5.6	$10,244	$2.97
Granted	16,875	$0.00 - $2.21	$1.45			$1.05
Exercised	(832)	$0.00 - $1.76	$0.06		$1,102	$3.11
Canceled	(5,072)	$0.00 - $35.00	$5.07			$3.22
Awards outstanding at December 31, 2008	32,332	$0.00 - $35.00	$3.61	6.5	$2,050	$1.93
Granted	6,819	$0.00 - $1.65	$0.68			$0.60
Exercised	(1,004)	$0.00 - $1.92	$0.06		$885	$2.53
Canceled	(6,827)	$0.00 - $35.00	$6.87			$2.59
Awards outstanding at December 31, 2009	31,320	$0.00 - $35.00	$2.44	6.0	$7,612	$1.48
Shares exercisable at December 31, 2009	12,097	$0.00 - $35.00	$4.02	5.0	$761	$2.02
Unvested shares at December 31, 2008	21,446	$0.00 - $18.00	$2.26	6.9	$1,999	$1.61
Unvested shares at December 31, 2009	19,223	$0.00 - $18.00	$1.44	6.6	$6,677	$1.13

The weighted average grant date fair value of options granted was $0.62, $0.95 and $1.85 for the years ended December 31, 2009, 2008 and 2007, respectively.

Total share-based compensation expense recognized for the years ended December 31, 2009, 2008 and 2007 was $8,473, $12,238 and $7,542, respectively, which were recorded to selling, general and administrative expense in the consolidated statement of operations. As of December 31, 2009, total unamortized share-based compensation was $7,824, which is expected to be amortized over the remaining vesting period of each grant, up to the next 48 months. Compensation costs for all share-based awards are recognized using the ratable single-option approach on an accrual basis and are amortized using an accelerated amortization schedule.

F- 24	VONAGE ANNUAL REPORT 2009

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Restricted stock and restricted stock unit activity under our 2006 Incentive Plan was as follows:

(Shares in Thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Awards outstanding at December 31, 2006	1,912	$6.49
Granted	3,130	$2.40
Exercised	(364)	$6.42	$847
Canceled	(1,574)	$4.68
Awards outstanding at December 31, 2007	3,104	$3.33	$7,139
Granted	1,747	$1.91
Exercised	(786)	$3.28	$1,059
Canceled	(960)	$2.92
Awards outstanding at December 31, 2008	3,105	$2.67	$2,050
Granted	1,188	$0.51
Exercised	(971)	$1.58	$880
Canceled	(536)	$2.25
Awards outstanding at December 31, 2009	2,786	$1.72	$2,688

The weighted average grant date fair value of restricted stock and restricted stock units granted was $0.51, $1.91 and $2.40 during the year ended December 31, 2009, 2008 and 2007, respectively.

Retirement Plan

In March 2001, we established a 401(k) Retirement Plan (the “Retirement Plan”) available to employees who meet the plan’s eligibility requirements. Participants may elect to contribute a percentage of their compensation to the Retirement Plan up to a statutory limit. We may make a contribution to the Retirement Plan in the form of a matching contribution. The employer matching contribution is 50% of each employee’s contributions not to exceed $6 in 2007, 2008 and 2009. Our expense related to the Retirement Plan was $620 $1,307 and $1,695 in 2009, 2008 and 2007, respectively.

Note 11. Commitments and Contingencies

Capital Leases

Assets financed under capital lease agreements are included in property and equipment in the consolidated balance sheet and related depreciation and amortization expense is included in the consolidated statements of operations.

On March 24, 2005, we entered into a lease for our headquarters in Holmdel, New Jersey. We took possession of a portion of the office space at the inception of the lease, another portion on August 1, 2005 and took over the remainder of the office space in early 2006. The overall lease term is twelve (12) years and five (5) months. In connection with the lease, we issued a letter of credit which requires $7,350 of cash as collateral, which is classified as restricted cash. The gross amount of the building recorded under capital leases totaled $25,709 as of December 31, 2009 and accumulated depreciation was approximately $8,853 as of December 31, 2009.

Operating Leases

We have entered into various non-cancelable operating lease agreements for certain of our existing office and telecommunications co-location space in the U.S. and for international subsidiaries with original lease periods expiring between 2010 and 2011. We are committed to pay a portion of the buildings’ operating expenses as determined under the agreements.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

At December 31, 2009, future payments under capital leases and minimum payments under non-cancelable operating leases are as follows over each of the next five years and thereafter:

	December 31, 2009
	Capital Leases	Operating Leases
2010	$4,038	$3,948
2011	4,118	499
2012	4,200	88
2013	4,284	–
2014	4,369	–
Thereafter	12,073	–
Total minimum payments required	$33,082	$4,535

Less amounts representing interest	(12,134)
Minimum future payments of principal	20,948
Current portion	1,500
Long-term portion	$19,448

Rent expense was $5,449 for 2009, $7,507 for 2008 and $5,795 for 2007.

Stand-by Letters of Credit

We have stand-by letters of credit totaling $18,000 and $17,562, as of December 31, 2009 and 2008, respectively.

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

Vendor Commitments

We have engaged several vendors to assist with local number portability, which allows customers to keep their existing phone number when switching to our service. We have committed to pay these vendors a minimum of $3,480 in 2010 and $1,200 in 2011.

We have engaged a vendor to assist with inbound sales inquiries. We have committed to pay this vendor $8,500 in 2010.

We have committed to purchase communication devices from several vendors. We have committed to pay these vendors $5,134 in 2010. We have engaged a credit card processor to process our billings. We have committed to pay this vendor a minimum of $3,700 each year through 2012.

We have engaged a vendor to assist with the provision of E-911 services. We have committed to pay this vendor approximately $3,300 in 2010.

We have engaged a vendor to provide analysis of customer service calls. We have committed to pay this vendor $570 in 2010 and $600 in 2011.

We have engaged a vendor who will (i) license to us billing and ordering software, (ii) provide professional services relating to the implementation, operation, support and maintenance of the licensed system and (iii) transition support services in connection with migration to the licensed systems. We have committed to pay this vendor $4,330 in 2010, $3,740 in 2011, $3,920 in 2012, $3,980 in 2013 and 2014 and $2,240 in 2015. We may terminate the contract sooner subject to payment of early termination fees.

Litigation

State Attorney General Proceedings. In 2008, we learned that an initial group of 28 states’ attorneys general had begun an investigation into certain of our business practices. We received document requests from 22 of the participating states. The requests sought information that Vonage previously produced to the Wisconsin Attorney General as part of an investigation commenced in November 2007, which consisted of, among other things, sales and retention marketing scripting, advertising disclosures, and information related to our money back guarantee. The requests also sought, among other things, information related to marketing and billing practices, as well as early termination fees. On November 16, 2009, we reached a definitive agreement to settle the investigation. The settlement was filed for Court approval where such approval was required. There was no finding of any violation or wrongdoing by us, and the 32 states participating

F- 26	VONAGE ANNUAL REPORT 2009

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

in the settlement have released us and our affiliates from the matters investigated. In connection with the settlement, we agreed to pay an aggregate of $3.0 million to the participating states, including to cover legal and investigation fees incurred. To improve the customer experience and promote continued customer satisfaction, we also agreed to implement certain enhancements to our business practices, many of which we implemented prior to completion of the settlement. We also agreed to provide refunds for certain affected consumers. We previously made a reserve in the second quarter of 2009 for the amount of the payment to the states and the customer refunds, and in September 2009, placed into escrow the payment to the states. We do not believe that any future amounts recorded in connection with this matter will be material to our financial position, results of operations or cash flows.

IPO Litigation. During June and July 2006, Vonage, several of our officers and directors, and the firms who served as the underwriters in our IPO were named as defendants in several purported class action lawsuits arising out of our IPO. On January 9, 2007, the Judicial Panel on Multidistrict Litigation transferred all complaints to the District of New Jersey. On September 7, 2007, the Court appointed Zyssman Group as the lead plaintiff, and the law firm of Zwerling, Schachter and Zwerling, LLP as lead counsel. On November 19, 2007, the plaintiffs filed the Amended Complaint, which generally alleges: (i) defendants made misstatements regarding subscriber line growth and average monthly churn rate; (ii) defendants failed to disclose problems with facsimile transmissions and a pending fax litigation case; (iii) defendants failed to disclose all patent infringement claims and issues; and (iv) that the Directed Share Program suffered from various infirmities. On January 18, 2008, defendants filed their motions to dismiss the Amended Complaint. On April 6, 2009, the Court hearing the matter dismissed three claims with leave to amend two of them, and declined at such time to dismiss two of the other claims. On April 20, 2009, the plaintiffs filed a motion asking the Court to reconsider the partial dismissal of their claims. On June 3, 2009, the Court granted-in-part and denied-in-part plaintiffs’ motion for reconsideration. On June 16, 2009, Vonage and the plaintiffs reached an agreement in principle to settle the litigation, which includes a release and dismissal of all stockholder claims against Vonage and its individual directors and officers who were named as defendants. On December 4, 2009, we received final Court approval for the settlement. The settlement was funded by our liability insurance under our directors and officers’ liability insurance policy.

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

Consumer Class Action Litigations. We have been named in several purported class actions venued in California, New Jersey, and Washington alleging a wide variety of deficiencies with respect to our business practices, marketing disclosures, email marketing and quality issues for both phone and fax service, the most recent of which was filed in California in January 2010.

For example, there are various class actions, on behalf of both nationwide and state classes, pending in New Jersey, Washington and California generally alleging that we delayed and/or refused to allow consumers to cancel their Vonage service; failed to disclose procedural impediments to cancellation; failed to adequately disclose that their 30-day money back guarantee does not give consumers 30 days to try out our services; suppressed and concealed the true nature of our services and disseminated false advertising about the quality, nature and terms of our services; imposed an unlawful early termination fee; and invoked unconscionable provisions of our Terms of Service to the detriment of customers. On May 11, 2007, plaintiffs in one action petitioned the Judicial Panel on Multidistrict Litigation (the “Panel”), seeking transfer and consolidation of the pending actions to a single court for coordinated pretrial proceedings. In an Order dated August 15, 2007, the Panel transferred the pending actions to the United States Court for the District of New Jersey, captioned In re Vonage Marketing and Sales Practices Litigation, MDL No. 1862, Master Docket No. 07-CV-3906 (USDC, D.N.J.). On October 1, 2007, counsel for one group of plaintiffs moved before the Court for Consolidation and Appointment of Co-Lead Counsel of the actions, and requested time to file an Amended Consolidated Complaint. On November 6, 2008, the Court entered an Order Granting Consolidation and Appointment of Co-Lead Counsel, and ordered that a consolidated Complaint be filed within 45 days, which Complaint was filed on December 19, 2008. On February 6, 2009, we filed a Motion to Compel Arbitration. On September 1, 2009, the Court denied without prejudice the Motion to Compel Arbitration. On December 2, 2009, we filed a Renewed Motion to Compel Arbitration. Briefing on the motion was completed in February 2010. The parties have engaged in limited discovery.

Mohammad Sarabi v Vonage. On January 15, 2010, plaintiff Mohammad Sarabi filed a putative class action in the Superior Court of California (Orange County), alleging that the Company binds telephonic subscribers to two year contracts without telling them, and then charges an undisclosed early termination fee if cancellation occurs before the two years expire. The named plaintiff alleges that this conduct (1) violates the California Unfair Competition Law, (2) violates the California Consumer Legal Remedies Act and (3) has unjustly enriched Vonage. We expect to file a motion to remove the action to Federal court.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

City of New York vs. Verizon and Vonage. On April 21, 2008, the City of New York and the Sheriff of the City of New York filed a complaint (“NYC Complaint”) in New York State Court against Verizon and Vonage, arising out of collection efforts on the $58,000 judgment entered against Vonage in connection with the prior patent litigation with Verizon. The City alleged that either Verizon or Vonage is liable for $2,900, which represents a poundage fee of 5% of the value of the property sought to be levied upon. On May 13, 2008, Vonage filed a motion to dismiss one count of the NYC Complaint. On May 16, 2008, Verizon filed a motion to dismiss the NYC Complaint in its entirety. The Court denied both motions. On March 19, 2009, Verizon filed a motion for an order granting summary judgment and dismissing all claims against Verizon and on May 1, 2009, Vonage filed a cross-motion for summary judgment seeking dismissal of all claims against Vonage. After Verizon’s and Vonage’s cross-motions for summary judgment were filed and fully briefed, the City advised that it had reached a settlement with Verizon, and it subsequently dismissed its claims against Verizon. On January 5, 2010, Vonage and the City reached a settlement of the litigation, for which no cost was incurred by us.

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

Centre One. On December 5, 2008, Centre One filed a lawsuit against Vonage and its subsidiary Vonage America Inc. in the United States District Court for the Eastern District of Texas alleging that some of Vonage’s products and services are covered by a patent held by Centre One (United States Patent No. 7,068,668) entitled “Method and Apparatus for Interfacing a Public Switched Telephone Network and an Internet Protocol Network for Multi-Media Communication”. The suit also named Verizon Communications Inc. and deltathree Inc. as defendants. Vonage believes Centre One is a firm owned by a sole inventor. We filed our Answer to the Complaint on February 23, 2009, along with a motion to transfer this matter to the United States District Court for the District of New Jersey. On April 2, 2009, we filed a motion to sever the case against us from the case against the other defendants. During oral argument on the motions on June 22, 2009, the Court orally denied the motions to transfer and to sever. On June 22, 2009, the United States Patent and Trademark Office (“PTO”) granted Verizon’s April 30, 2009 request for inter partes reexamination of the claims of Centre One’s patent and issued an office action rejecting on multiple grounds as not patentable certain claims of Centre One’s patent. On July 9, 2009, Vonage and Verizon moved to stay the litigation pending the resolution of the inter partes reexamination. On August 13, 2009, Vonage filed an Amended Answer to First Amended Complaint and Counterclaims in which Vonage added an affirmative defense and counterclaim for a declaration of unenforceability due to inequitable conduct. On September 18, 2009, Centre One filed a Motion for Leave to Supplement its P.R. 3-1 Infringement Contentions in which it seeks to withdraw its allegations of infringement of certain patent claims based on amendments made during the pending reexamination proceedings, and add allegations of infringement of other patent claims. On October 2, 2009, Vonage filed a request for inter partes reexamination of the claims of Centre One’s patent. The PTO granted Vonage’s request for reexamination on December 16, 2009. On January 13, 2010, Verizon filed a Motion to Transfer Venue to the United States District Court for the District of New Jersey. On February 9, 2010, all parties filed a Joint Motion for Extension of Time to make Joint Claim Construction Submissions. On February 16, 2010, plaintiff’s counsel filed an Emergency Motion to Withdraw, citing an ethical conflict, asking for a stay of all deadlines and discovery until new counsel can enter an appearance on behalf of Centre One. On February 19, 2010, the Court granted the Motion to Withdraw and stayed all deadlines in the case for 60 days to allow Centre One to retain and educate new counsel. On February 24, 2010, the Court denied the defendants’ motions to stay the litigation pending the resolution of the inter partes reexamination.

From time to time, in addition to those identified above, Vonage is subject to legal proceedings, claims, investigations and proceedings in the ordinary course of business, including claims of alleged infringement of third- partypatents and other intellectual propertyrights, commercial, employment and other matters. In accordance with generally accepted accounting principles, Vonage makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss or range of loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. We believe that we have valid defenses with respect to the legal matters pending against Vonage and are vigorously defending these matters. Given the uncertainty surrounding litigation and our inability to assess the likelihood of a favorable or unfavorable outcome in the above noted matters, it is possible that the resolution of one or more of these matters could have a material adverse effect on our consolidated financial position, cash flows or results of operations.

Regulation

Telephony services are subject to a broad spectrum of state and federal regulations. Because of the uncertainty over whether VoIP should be treated as a tele -

F- 28	VONAGE ANNUAL REPORT 2009

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

communications or information service, we have been involved in a substantial amount of state and federal regulatory activity. Implementation and interpretation of the existing laws and regulations is ongoing and is subject to litigation by various federal and state agencies and courts. Due to the uncertainty over the regulatory classification of VoIP service, there can be no assurance that we will not be subject to new regulations or existing regulations under new interpretations, and that such change would not introduce material additional costs to our business.

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

Federal—Local Number Portability

On May 13, 2009, the FCC adopted an order that reduced to one business day the amount of time that a telecommunications provider such as Vonage has to port a telephone number to another provider. The North American Numbering Council proposed processes to implement the one-day requirement on November 2, 2009. Large telecommunication providers (greater than 2% of the nation’s subscriber lines) have nine months to implement the process before the one-day requirement becomes effective on August 2, 2010. Smaller telecommunication providers, like Vonage, have fifteen months to implement the process before the one-day requirement becomes effective on February 2, 2011. If Vonage, or third parties it relies upon for porting, have difficulty complying with the new one-day porting requirement after the effective date, it could be subject to FCC enforcement action.

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

While this ruling does not exempt us from all state oversight of our service, it effectively prevents state telecommunications regulators from imposing certain burdensome and inconsistent market entry requirements and certain other state utility rules and regulations on our service. State regulators continue to probe the limits of federal preemption in their attempts to apply state telecommunications regulation to interconnected VoIP service. Law suits by the Nebraska Public Service Commission and New Mexico Public Regulatory Commission that were resolved in 2009 are examples of state public utility commission attempts to extend traditional state telecommunications regulation to our service. In these cases, the state public utility commissions sought to apply state universal service funding requirements to Vonage. The Kansas Corporation Commission has also taken the position that it has jurisdiction to seek state universal service funding from nomadic VoIP providers. Similarly, the Public Utility Commission of Ohio has adopted rules that would apply state fees for Telephone Relay Service to nomadic VoIP service.

On July 16, 2009, the Nebraska Public Service Commission and the Kansas Corporation Commission filed a petition with the FCC seeking a declaratory ruling or, alternatively, adoption of a rule declaring that state authorities may apply universal service funding requirements to nomadic VoIP providers. A declaratory ruling could have the effect of overruling a May 1, 2009 decision by the United States Court of Appeals for the 8th Circuit in favor of Vonage that enjoined the Nebraska Public Service Commission from asserting state jurisdiction over Vonage to force Vonage to contribute to the Nebraska Universal Service Fund and found the Nebraska Public Service Commission’s assertion of state jurisdiction over Vonage to force Vonage to pay into the Nebraska Universal Service Fund is unlawful as preempted by the FCC. It could also include a finding that the FCC’s 2004 declaratory ruling did not preempt states from assessing services provided by nomadic VoIP

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

providers, such as Vonage, to support state universal service funding. The alternative action requested by the Nebraska Public Service Commission and Kansas Corporation Commission, adoption of a rule, could result in a finding that it is in the public interest to allow states to assess services provided by nomadic VoIP providers, such as Vonage, for state universal service funding on a going forward basis. In addition to this effort, we expect that state public utility commissions and state legislators will continue their attempts to apply state telecommunications regulations to nomadic VoIP service.

State and Municipal Taxes

For a period of time, we did not collect or remit state or municipal taxes (such as sales, excise, utility, use and ad valorem taxes), fees or surcharges (“Taxes”) on the charges to our customers for our services, except that we historically complied with the New Jersey sales tax. We have received inquiries or demands from a number of state and municipal taxing and 911 agencies seeking payment of Taxes that are applied to or collected from customers of providers of traditional public switched telephone network services. Although we have consistently maintained that these Taxes do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations, a number of states have changed their statutes as part of the streamlined sales tax initiatives and we are now collecting and remitting sales taxes in those states. In addition, a few states address how VoIP providers should contribute to support public safety agencies, and in those states we began to remit fees to the appropriate state agencies. We have also contacted authorities in each of the other states to discuss how we can financially contribute to the 911 system. We do not know how all these discussions will be resolved, but there is a possibility that we will be required to pay or collect and remit some or all of these Taxes in the future. Additionally, some of these Taxes could apply to us retroactively. As such, we have a reserve of $4,865 at December 31, 2009 as our best estimate of the potential tax exposure for any retroactive assessment. We believe the maximum estimated exposure for retroactive assessments is $18,786 as of December 31, 2009.

Employment Agreements

Chief Executive Officer

The Company is a party to an employment agreement with Marc P. Lefar providing for his employment as Chief Executive Officer for an initial three-year term expiring July 29, 2011. The term will automatically renew for additional one-year periods, unless either party gives notice at least 90 days prior to the end of the then-current term. In the event of a change in control, the term will also be automatically extended until the first anniversary of the change of control if the term would otherwise be terminated within such one-year period, subject to automatic annual renewals as described above.

Under his employment agreement, Mr. Lefar is entitled to receive an annual base salary of not less than $850 subject to review for increase not less than annually by the Company’s compensation committee. Mr. Lefar also is eligible to receive an annual discretionary performance-based bonus in accordance with the Company’s annual bonus program for senior executives. Mr. Lefar’s employment agreement contains a target annual bonus equal to 75% of Mr. Lefar’s annual base wages for 2009 and 100% in 2010 and thereafter. Beginning in 2010, the target is subject to review for increase not less than annually by our compensation committee. Mr. Lefar is entitled to payment for or reimbursement of his commercial air and car transport between his primary residence in Atlanta, Georgia and our principal offices. Each year during the term of the employment agreement, Mr. Lefar is also entitled to (i) payment of or reimbursement for amounts up to a maximum of $600 plus the cost of commercial air travel (i.e., the cost of a first-class, fully refundable, direct flight booked one week prior to travel), to be used by Mr. Lefar for private air travel, (ii) payment of or reimbursement for the cost of housing (i.e., furnished housing, including utilities) and (iii) gross-up for tax purposes of any income arising from such expense payments or reimbursements that are treated as nondeductible taxable income.

During the term of his employment agreement, if the Company terminates Mr. Lefar’s employment without cause or he resigns with good reason or if Mr. Lefar receives notice of non-renewal of his employment agreement with the Company and, in each case, Mr. Lefar provides us with a general release of claims, he will be entitled to a prorated annual bonus for the year of termination, an amount equal to two times his base salary (one year in the event of non-renewal of Mr. Lefar’s employment agreement), payment of medical, dental and vision continuation coverage premiums for Mr. Lefar and his dependents under COBRA in excess of the amount he would have paid if he were an active employee for the COBRA continuation coverage period until he receives such coverage from another employer and up to $50 of outplacement services. If Mr. Lefar’s employment is terminated by reason of death or disability, he will be entitled to a prorated annual bonus for the year of termination and an amount equal to his base salary for one year (reduced by the projected net amount of any disability benefits received by Mr. Lefar under the Company’s group disability policy). The employment agreement provides for vesting of certain stock options issued to Mr. Lefar under specified circumstances such as a change of control or termination of the employment agreement and for the extension of the exercisability of options under certain of those circumstances.

The employment agreement provides that Mr. Lefar will receive an additional payment to reimburse him for any excise taxes imposed pursuant to Section 4999 of the Internal Revenue Code, together with reimbursement for any additional taxes incurred by reason of such payments.

Separation Agreement with Chairman and Chief Strategist

On July 29, 2008, we entered into a Confidential Separation Agreement and General Release (the “Separation Agreement”) with Jeffrey Citron, our Chairman, who step -

F- 30	VONAGE ANNUAL REPORT 2009

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

ped down as Chief Strategist and Interim Chief Executive Officer effective July 29, 2008.

Mr. Citron will continue as non-executive Chairman of the Board and will have such duties, responsibilities and authority as determined from time to time by our Board of Directors.

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

Pursuant to the terms of the Separation Agreement, we agreed, in consideration for a general release and certain other obligations, to make a one time payment to Mr. Citron, which constituted Mr. Citron’s pro-rata bonus for 2008. Mr. Citron was also granted nonqualified options to acquire 750 shares of our Common Stock. Under FASB ASC 718, we recorded approximately $682 for this grant in 2008.

We also entered into a Consulting Agreement with a limited liability company of which Mr. Citron is the president and managing member (the “Consultant”). As partial consideration for the consulting services, Mr. Citron was also granted nonqualified options to acquire 1,000 shares of our Common Stock. We recorded $910 of expense related to this grant in the year ended December 31, 2008 in the consolidated statement of operations. During the term of the Consulting Agreement, Mr. Citron was entitled to participate in all employee healthcare plans, programs and arrangements of ours, in accordance with their respective terms, as may be amended from time to time, and on a basis no less favorable than that made available to senior executives of us.

The term of the Consulting Agreement expired July 29, 2009 and was not renewed. We paid to the Consultant an aggregate consulting fee of $250.

All of Mr. Citron’s unvested options and other share-based awards granted prior to the Separation Agreement will continue to vest in accordance with their respective terms as long as Mr. Citron continues to serve as a member of our Board of Directors. Upon Mr. Citron’s cessation of service as a member of the Board of Directors, all unvested options and other share-based awards that have not otherwise expired by their terms will become fully vested and exercisable, as applicable, without regard to the satisfaction of any performance criteria. Under FASB ASC 718, Mr. Citron’s existing unvested options received accelerated vesting treatment since there was no longer a future service period.

Chief Financial Officer

As announced on January 14, 2009, John S. Rego, the Company’s Executive Vice President, Chief Financial Officer and Treasurer, will be leaving the Company later this year. Mr. Rego’s departure from the Company will occur not later than May 31, 2010.

Mr. Rego and the Company are party to an employment agreement that provides, in general, that upon a termination of Mr. Rego’s employment by the Company without cause or by Mr. Rego for good reason, he is entitled to his accrued compensation until the date of termination, one year’s salary and a pro rata portion of his bonus for the year of termination. The employment agreement has been modified in certain respects by an Amendment to Employment Agreement dated as of February 23, 2010 and a Separation Agreement and General Release dated as of February 23, 2010 (the “Separation Agreement”).

For his services during the remainder of 2010 Mr. Rego will receive his salary and the benefits on the same terms as have been provided by his employment agreement. As severance benefits, Mr. Rego will receive $300,000 (one year’s salary), payable in most circumstances six months after termination of employment, plus a pro rata portion of his bonus eligibility for 2010 (based on the portion of the year elapsed up to date of termination of his employment) to the extent the Company achieves the performance goals applicable pursuant to the terms of the Company’s annual bonus program, which amount (if any) shall be paid on March 15, 2011. In addition, Mr. Rego will receive his earned but unpaid 2009 target annual bonus, in the amount of $324,000, which shall be paid on March 15, 2010, and accrued compensation such as vacation pay. Mr. Rego shall also receive (i) his out-of-pocket costs for continuation of medical, dental and vision insurance coverage premiums for himself and his dependents under the Company’s existing insurance programs for up to 18 months, subject to termination in the event he receives comparable coverage under a subsequent employer’s programs, (ii) reimbursement of up to $50,000 of outplacement fees incurred over the 12 months following termination of his employment, and (iii) up to $15,000 in reimbursement of legal fees incurred in connection with the negotiation of the Separation Agreement.

The unvested stock options and unvested restricted share awards held by Mr. Rego will continue to vest in accordance with their terms through the date of termination of his employment; any then unvested stock options and restricted share awards shall be forfeited in accordance with their terms. The Separation Agreement further provides that, in modification of their terms of grant but as permitted in the Company’s discretion by the pertinent equity plan, Mr. Rego’s vested stock options will remain exercisable for a period of one year following the termination of his employment (but not beyond ten years after their issuance).

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Note 12. Geographic Information

Our chief operating decision-makers review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues and marketing expenses by geographic region for purposes of allocating resources and evaluating financial performance. Accordingly, we consider ourselves to be in a single reporting segment and operating unit structure.

Information about our operations by geographic location is as follows:

	For the Years Ended December 31,
	2009	2008	2007
Revenue:
United States	$846,981	$855,169	$786,901
Canada	31,829	34,785	32,663
United Kingdom	10,270	10,166	8,664
	$889,080	$900,120	$828,228

	Dec 31, 2009	Dec 31, 2008
Long-lived assets:
United States	$131,291	$136,670
Canada	100	1,307
United Kingdom	29	83
	$131,420	$138,060

Note 13. Quarterly Financial Information (Unaudited)

The following table sets forth the reviewed consolidated quarterly financial information for 2009 and 2008:

	For the Quarter Ended				Total
	March 31,	June 30,	September 30,	December 31,
Year Ended 2009
Revenue	$224,005	$220,028	$221,505	$223,542	$889,080
Net income (loss)	5,271	2,285	(54,555)	4,401	(42,598)
Net income (loss) per common share:
Basic	$0.03	$0.01	$(0.33)	$0.02
Diluted	$(0.03)	$0.01	$(0.33)	$0.02
Year Ended 2008
Revenue	$224,617	$227,524	$225,770	$222,209	$900,120
Net loss	(8,961)	(6,882)	(7,817)	(40,916)	(64,576)
Net loss per common share:
Basic and diluted	$(0.06)	$(0.04)	$(0.05)	$(0.26)

(1)	In the fourth quarter of 2008, we recorded $30,570 for a loss on extinguishment of debt (see Note 7).
(2)	In the third quarter of 2009, we recorded a charge of $62,998 for the change in the fair value of derivatives.

F- 32	VONAGE ANNUAL REPORT 2009