Form 10-Q
period 2010-03-31
VONAGE HOLDINGS CORP
filed 2010-05-07
CIK 1272830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2010
Common Stock, par value $0.001	210,881,209 shares

VONAGE HOLDINGS CORP.

Financial Information Presentation

For the financial information discussed in this Quarterly Report on Form 10-Q, other than per share and per line amounts, dollar amounts are presented in thousands, except where noted.

Part I – Financial Information

Item 1.	Financial Statements

VONAGE HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	March 31, 2010	December 31, 2009
	(unaudited)
Assets
Assets
Current assets:
Cash and cash equivalents	$52,055	$32,213
Accounts receivable, net of allowance of $772 and $1,432, respectively	15,376	15,053
Inventory, net of allowance of $398 and $432, respectively	12,498	7,771
Deferred customer acquisition costs, current	13,407	15,997
Prepaid expenses and other current assets	26,591	40,425

Total current assets	119,927	111,459

Property and equipment, net	84,979	90,548
Software, net	31,630	35,540
Deferred customer acquisition costs, non-current	2,959	7,075
Debt related costs, net	6,627	7,412
Restricted cash	70,773	43,700
Intangible assets, net	5,045	5,331
Other assets	12,327	12,319

Total assets	$334,267	$313,384

Liabilities and Stockholders’ Deficit
Liabilities
Current liabilities:
Accounts payable	$16,053	$11,512
Accrued expenses	78,410	69,171
Deferred revenue, current portion	51,602	55,929
Current maturities of capital lease obligations	1,567	1,500
Current portion of long-term debt	1,303	1,303

Total current liabilities	148,935	139,415

Notes payable, net of discount	202,624	200,468
Embedded conversion option within convertible notes, at fair value	10,860	25,050
Deferred revenue, net of current portion	4,008	8,629
Capital lease obligations, net of current maturities	19,029	19,448
Other liabilities, net of current portion in accrued expenses	10,630	12,283

Total liabilities	396,086	405,293

Commitments and Contingencies
Stockholders’ Deficit
Common stock, par value $0.001 per share; 596,950 shares authorized at March 31, 2010 and December 31, 2009; 212,459 and 201,628 shares issued at March 31, 2010 and December 31, 2009, respectively; 210,707 and 199,898 shares outstanding at March 31, 2010 and December 31, 2009, respectively	212	202
Additional paid-in capital	1,024,347	1,008,547
Accumulated deficit	(1,074,268)	(1,088,236)
Treasury stock, at cost, 1,752 shares at March 31, 2010 and 1,730 shares at December 31, 2009	(12,906)	(12,878)
Accumulated other comprehensive income	796	456

Total stockholders’ deficit	(61,819)	(91,909)

Total liabilities and stockholders’ deficit	$334,267	$313,384

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Operating Revenues:
Telephony services	$224,527	$215,643
Customer equipment and shipping	3,424	8,362

	227,951	224,005

Operating Expenses:
Direct cost of telephony services (excluding depreciation and amortization of $4,902 and $4,757, respectively)	62,495	51,751
Direct cost of goods sold	16,647	20,512
Selling, general and administrative	60,787	68,051
Marketing	49,240	65,695
Depreciation and amortization	13,768	12,896

	202,937	218,905

Income from operations	25,014	5,100

Other Income (Expense):
Interest income	53	110
Interest expense	(13,211)	(13,542)
Change in fair value of embedded conversion option and stock warrant	835	12,970
Gain on extinguishment of notes	1,038	—
Other, net	103	801

	(11,182)	339

Income before income tax benefit (expense)	13,832	5,439

Income tax benefit (expense)	136	(168)

Net income	$13,968	$5,271

Net income (loss) per common share:
Basic	$0.07	$0.03

Diluted	$0.06	$(0.03)

Weighted-average common shares outstanding:
Basic	201,324	156,718

Diluted	221,947	218,787

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	Mar 31, 2010	Mar 31, 2009
Cash flows from operating activities:
Net income	$13,968	$5,271
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization and impairment charges	13,482	12,249
Amortization of intangibles	286	647
Change in fair value of embedded conversion option and stock warrant	(835)	(12,970)
Gain on extinguishment of notes	(1,038)	—
Amortization of discount on notes	1,370	1,347
Accrued interest paid in-kind	3,920	4,645
Allowance for doubtful accounts	(623)	96
Allowance for obsolete inventory	667	540
Amortization of debt related costs	403	734
Share-based expense	1,018	2,608
Changes in operating assets and liabilities:
Accounts receivable	305	(3,781)
Inventory	(5,389)	(764)
Prepaid expenses and other current assets	13,803	(4,107)
Deferred customer acquisition costs	6,702	6,144
Other assets	(8)	563
Accounts payable	4,558	(2,318)
Accrued expenses	9,245	3,478
Deferred revenue	(8,972)	(6,387)
Other liabilities	(1,614)	(1,432)

Net cash provided by operating activities	51,248	6,563

Cash flows from investing activities:
Capital expenditures	(1,959)	(2,519)
Acquisition and development of software assets	(2,041)	(3,995)
Increase in restricted cash	(27,098)	(437)

Net cash used in investing activities	(31,098)	(6,951)

Cash flows from financing activities:
Principal payments on capital lease obligations	(352)	(292)
Principal payments on notes	(326)	(326)
Debt related costs	—	(251)
Proceeds from exercise of stock options	30	—

Net cash used in financing activities	(648)	(869)

Effect of exchange rate changes on cash	340	(148)

Net change in cash and cash equivalents	19,842	(1,405)
Cash and cash equivalents, beginning of period	32,213	46,134

Cash and cash equivalents, end of period	$52,055	$44,729

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$7,375	$6,878

Income taxes	$33	$307

Non-cash financing transactions during the periods for:
Third lien convertible notes, net of discount and debt related costs	$2,406	$—

Embedded derivative liability within third lien convertible notes	$13,394	$—

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Comprehensive Stock	Accumulated Other Income	Total
Balance at December 31, 2009	$202	$1,008,547	$(1,088,236)	$(12,878)	$456	$(91,909)
Stock option exercises		30				30
Share-based expense		1,018				1,018
Share-based award activity				(28)		(28)
Convertible notes conversion	10	14,752				14,762
Comprehensive income:
Foreign currency translation adjustment					340	340
Net income			13,968			13,968

Total comprehensive income	—	—	13,968	—	340	14,308

Balance at March 31, 2010	$212	$1,024,347	$(1,074,268)	$(12,906)	$796	$(61,819)

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 1. Basis of Presentation and Significant Accounting Policies

Nature of Operations

Vonage Holdings Corp. (“Vonage”, “Company”, “we”, “our”, “us”) is incorporated as a Delaware corporation. We are a leading provider of high quality voice and messaging services over broadband networks. While customers in the United States represented 94% of our subscriber lines at March 31, 2010, we continue to serve customers internationally with services in Canada and the United Kingdom.

Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations, cash flows and statement of stockholders’ deficit for the periods presented. The results for the three month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2010.

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

On an ongoing basis, we evaluate our estimates, including the following:

•	those related to the average period of service to a customer (the “customer life”) used to amortize deferred revenue and deferred customer acquisition costs associated with customer activation;

•	the useful lives of property and equipment, software costs and intangible assets;

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

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Prepaid Expenses and Other Current Assets

	March 31, 2010	December 31, 2009
Nontrade receivables	$7,257	$7,117
Software and hardware maintenance and support	7,063	6,958
Telecommunications	5,785	8,845
Services	2,246	2,887
Marketing	2,098	894
Insurance	697	1,885
Inventory	—	9,457
Other prepaids	1,445	2,382

	$26,591	$40,425

Restricted Cash and Letters of Credit

Our credit card processors have established reserves to cover any exposure that they may have as we collect revenue in advance of providing services to our customers, which is a customary practice for companies that bill their customers in advance of providing services. As such, we provided our credit card processors with cash reserves of $22,774 and $22,423 as of March 31, 2010 and December 31, 2009, respectively, and a cash collateralized letter of credit for $10,500 as of March 31, 2010 and December 31, 2009, respectively. We also had a cash collateralized letter of credit for $7,350 as of March 31, 2010 and December 31, 2009, respectively, related to lease deposits for our offices. The total amount of collateralized letters of credit was $18,000 at March 31, 2010 and December 31, 2009, respectively. Pursuant to the terms of credit facilities (see Note 3. Long-Term Debt) commencing October 1, 2009, all specified unrestricted cash above $30,000, subject to certain adjustments, has been swept into a concentration account (the “Concentration Account”), and until the balance in the Concentration Account is at least equal to $30,000, we may not access or make any withdrawals from the Concentration Account. As of March 31, 2010, we have funded $41,285 into the Concentration Account, of this amount, $30,000 is reflected as restricted cash and $11,285 is reflected as cash, as with limited exceptions, we will have the right to withdraw funds from the Concentration Account in excess of $30,000. We funded an additional $7,625 through April 30, 2010. In the aggregate, cash reserves and collateralized letters of credit of $70,773 and $43,700 were recorded as long-term restricted cash at March 31, 2010 and December 31, 2009, respectively.

Software Costs

We capitalize certain costs, such as purchased software and internally developed software that we use for customer acquisition and customer care automation tools, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-40, “Internal-Use Software”. Computer software is stated at cost less accumulated amortization and the estimated useful life is two to three years. Total computer software was $74,297 and $72,359 at March 31, 2010 and December 31, 2009, respectively, substantially all of which were external costs. Accumulated amortization was $42,668 and $36,819 at March 31, 2010 and December 31, 2009, respectively. Amortization expense was $5,951, including $102 impairment, and $4,743, including $677 impairment, for the three months ended March 31, 2010 and 2009, respectively.

Debt Related Costs

Costs incurred in raising debt are deferred and amortized as interest expense using the effective interest method over the life of the debt. In connection with our financing transaction in November 2008, we recorded debt related costs of $12,271, which are being amortized over the life of the debt which is five years and seven years. Amortization expense related to these costs is included in interest expense in the consolidated statements of operations and was $403 and $734 for the three months ended March 31, 2010 and 2009, respectively. Accumulated amortization of debt related costs was $5,644 and $4,859 at March 31, 2010 and December 31, 2009, respectively, including a $382 and $1,673 write off of debt related costs associated with the conversion of convertible notes for the three months ended March 31, 2010 and the year ended December 31, 2009, respectively.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Accrued Expenses

	March 31 2010	December 31, 2009
Taxes and fees	$20,510	$14,415
Marketing	16,568	9,331
Compensation and related taxes and temporary labor	10,351	16,747
Telecommunications	9,801	9,873
Litigation	8,870	6,689
Accrued interest	3,182	3,304
Customer credits	2,748	3,384
Professional fees	2,733	2,209
Credit card fees	226	124
Inventory	49	95
Other accruals	3,372	3,000

	$78,410	$69,171

Derivative Instruments

We do not hold or issue derivative instruments for trading purposes; however, certain features within our 20% senior secured third lien notes due 2015 (“Convertible Notes”) and a common stock warrant to purchase 514 shares of common stock at an exercise price of $0.58 require us to account for such features as derivative instruments. In accordance with new guidance codified in FASB ASC 815, “Derivatives and Hedging” (“FASB ASC 815”) which we adopted on January 1, 2009, we recognize these embedded derivatives as liabilities in our consolidated balance sheet at fair value each period and recognize any change in the fair value in our statement of operations in the period of change. We estimate the fair value of these embedded derivatives using available market information and appropriate valuation methodologies.

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

Level 2: Observable prices that are based on inputs not quoted on active markets but corroborated by market data. Our common stock warrant with a value of $515 as of March 31, 2010 is included as a Level 2 liability.

Level 3: Unobservable inputs when there is little or no market data available, thereby requiring an entity to develop its own assumptions. The fair value hierarchy gives the lowest priority to Level 3 inputs. The embedded derivative within our Convertible Notes with a value of $10,860 as of March 31, 2010 is included as a Level 3 liability.

The following tables set forth the inputs as of March 31, 2010 and December 31, 2009 and a summary of changes in the fair value of our Level 3 liabilities for the three months ended March 31, 2010 and the year ended December 31, 2009:

	March 31, 2010	December 31, 2009
Maturity date	October 31, 2015	October 31, 2015
Risk- free interest rate	2.82%	2.95%
Price of common stock	$1.35	$1.40
Volatility	106.6%	109.3%

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Liabilities:	Three Months Ended March 31, 2010	For the Year Ended December 31, 2009
Beginning balance	$25,050	$32,720
Increase (decrease) in value for notes converted	(220)	34,682
Fair value adjustment for notes converted	(13,394)	(57,050)
Total unrealized (gain) loss in earnings	(576)	14,698

Ending balance	$10,860	$25,050

Fair Value of Other Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value because of their short maturities. The carrying amounts of our capital leases approximate fair value of these obligations based upon management’s best estimates of interest rates that would be available for similar debt obligations at March 31, 2010 and December 31, 2009.

Each reporting period we evaluate market conditions, including available interest rates, credit spread relative to our credit rating and liquidity in estimating the fair value of our debt. After considering such market conditions, we estimate that if we were to issue debt with terms similar to our senior secured first lien credit facility (the “First Lien Senior Facility”), our senior secured second lien credit facility (the “Second Lien Senior Facility”) and Convertible Notes at March 31, 2010, each debt instrument would bear an interest rate significantly below the stated coupon rates (See Note 3 Long-Term Debt). Given the reductions in the market rate of interest, we estimate the fair value of our debt at March 31, 2010, using a present value model, was approximately $145,000 for the First Lien Senior Facility ($109,407 carrying amount); approximately $138,000 for the Second Lien Senior Facility ($91,308 carrying amount) and approximately $4,700 for the Convertible Notes ($3,211 carrying amount) exclusive of the conversion feature which, as noted above, is already recorded at fair value.

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

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

The following table sets forth the computation for basic and diluted net income per share for the three months ended March 31, 2010.

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Numerator
Numerator for basic earnings per share-net income	$13,968	$5,271
Add: interest savings on assumed conversion of Convertible Notes	394	1,242
Less: gain on extinguisment of debt	(1,038)	—
Less: change in fair value of embedded conversion option and stock warrant	(835)	(12,970)

Numerator for diluted earnings per share	$12,489	$(6,457)

Denominator
Basic weighted average common shares outstanding	201,324	156,718
Dilutive effect of stock options and restricted stock units	2,000	—
Dilutive effect of stock warrant	315	—
Dilutive effect of Convertible Notes	18,308	62,069

Diluted weighted average common shares outstanding	221,947	218,787

Basic net income per share
Basic net income per share	$0.07	$0.03

Diluted net income per share
Diluted net income per share	$0.06	$(0.03)

For the quarters ended March 31, 2010 and 2009, the following were excluded from the calculation of diluted earnings per common share because of their anti-dilutive effects:

	Three Months Ended March 31,
	2010	2009
Common stock warrant	—	514
Convertible Notes	—	—
Restricted stock units	1,178	2,870
Employee stock options	26,867	24,902

	28,045	28,286

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 (“ASU 2009-13”) “Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force (“EITF”)”. This ASU provides amendments to the criteria in FASB ASC 605-25 for separating consideration in multiple-deliverable arrangements. ASU 2009-13 changes existing rules regarding recognition of revenue in multiple deliverable arrangements and expands ongoing disclosures about the significant judgments used in applying its guidance. It will be effective for revenue arrangements entered into or materially modified in the fiscal year beginning on or after June 15, 2010. Early adoption is permitted on a prospective or retrospective basis. We are currently evaluating the impact of ASU 2009-13 on our financial statements.

Note 2. Commitments and Contingencies

Litigation

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

Mohammad Sarabi v Vonage. On January 15, 2010, plaintiff Mohammad Sarabi filed a putative class action in the Superior Court of California (Orange County), alleging that the Company binds telephonic subscribers to two year contracts without telling them, and then charges an undisclosed early termination fee if cancellation occurs before the two years expire. The named plaintiff alleged that this conduct (1) violates the California Unfair Competition Law, (2) violates the California Consumer Legal Remedies Act and (3) has unjustly enriched Vonage. On March 8, 2010, the parties entered into a confidential settlement agreement, and on March 15, 2010, the complaint was dismissed with prejudice.

IPO Underwriter Indemnification. On December 4, 2009, we received final Court approval for the settlement of litigation arising from our initial public offering (“IPO”), which included a release and dismissal of all stockholder claims against Vonage and its individual directors and officers who were named as defendants. The firms who served as underwriters to the IPO, pursuant to an indemnification agreement entered into between us and those firms prior to the IPO have demanded that Vonage reimburse them for the costs and fees incurred by them in defense of the IPO litigation. In addition, three of the firms have demanded that Vonage reimburse them for the costs and fees incurred by them in response to various regulatory inquiries by the Financial Industry Regulatory Authority (formerly the NASD) and the New York Stock Exchange, among other things. Vonage has declined to reimburse these three firms any fees or expenses. The settlement of the IPO litigation did not resolve the IPO underwriters’ claims for indemnification against the Company.

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

Centre One. On December 5, 2008, Centre One filed a lawsuit against Vonage and its subsidiary Vonage America Inc. in the United States District Court for the Eastern District of Texas alleging that some of Vonage’s products and services are covered by a patent held by Centre One (United States Patent No. 7,068,668) entitled “Method and Apparatus for Interfacing a Public Switched Telephone Network and an Internet Protocol Network for Multi-Media Communication”. The suit also named Verizon Communications Inc. and deltathree Inc. as defendants. We filed our Answer to the Complaint on February 23, 2009, along with a motion to transfer this matter to the United States District Court for the District of New Jersey. On April 2, 2009, we filed a motion to sever the case against us from the case against the other defendants. During oral argument on the motions on June 22, 2009, the Court orally denied the motions to transfer and to sever. On June 22, 2009, the United States Patent and Trademark Office (“PTO”) granted Verizon’s April 30, 2009 request for inter partes reexamination of the claims of Centre One’s patent and issued an office action rejecting on multiple grounds as not patentable certain claims of Centre One’s patent. On July 9, 2009, Vonage and Verizon moved to stay the litigation pending the resolution of the inter partes reexamination, which motion was denied on February 24, 2010. On August 13, 2009, Vonage filed an Amended Answer to First Amended Complaint and Counterclaims in which Vonage added an affirmative defense and counterclaim for a declaration of unenforceability due to inequitable conduct. On September 18, 2009, Centre One filed a Motion for Leave to Supplement its P.R. 3-1 Infringement

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Contentions in which it seeks to withdraw its allegations of infringement of certain patent claims based on amendments made during the pending reexamination proceedings, and add allegations of infringement of other patent claims. On October 2, 2009, Vonage filed a request for inter partes reexamination of the claims of Centre One’s patent. The PTO granted Vonage’s request for reexamination on December 16, 2009. On January 13, 2010, Verizon filed a Motion to Transfer Venue to the United States District Court for the District of New Jersey. On February 9, 2010, all parties filed a Joint Motion for Extension of Time to make Joint Claim Construction Submissions. On February 16, 2010 the Court entered an Order granting an extension of time for filing joint claim constructions, with submissions due on February 19, 2010. On February 16, 2010, plaintiff’s counsel filed an Emergency Motion to Withdraw, citing an ethical conflict, asking for a stay of all deadlines and discovery until new counsel can enter an appearance on behalf of Centre One. On February 19, 2010, the Court granted the Motion to Withdraw and stayed all deadlines in the case for 60 days to allow Centre One to retain and educate new counsel. On April 22, 2010, the Court stayed all deadlines in the case for an additional 60 days and indicated it would dismiss the case for failure to prosecute if counsel does not appear for Centre One within 60 days.

From time to time, in addition to those identified above, Vonage is subject to legal proceedings, claims, investigations and proceedings in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. In accordance with generally accepted accounting principles, Vonage makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss or range of loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. For the quarter ended March 31, 2010, we recorded an additional reserve of $2,000 to cover the potential exposure relating to litigation, which has been recorded as selling, general and administrative expense in the consolidated statement of operations. Litigation is inherently unpredictable. We believe that we have valid defenses with respect to the legal matters pending against Vonage and are vigorously defending these matters. Given the uncertainty surrounding litigation and our inability to assess the likelihood of a favorable or unfavorable outcome in the above noted matters, it is possible that the resolution of one or more of these matters could have a material adverse effect on our consolidated financial position, cash flows or results of operations.

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

On July 16, 2009, the Nebraska Public Service Commission and the Kansas Corporation Commission filed a petition with the FCC seeking a declaratory ruling or, alternatively, adoption of a rule declaring that state authorities may apply universal service funding requirements to nomadic VoIP providers. A declaratory ruling could have the effect of overruling a May 1, 2009 decision by the United States Court of Appeals for the 8th Circuit in favor of Vonage. That decision enjoined the Nebraska Public Service Commission from asserting state jurisdiction over Vonage and forcing Vonage to contribute to the Nebraska Universal Service Fund and found the Nebraska Public Service Commission’s assertion of state jurisdiction over Vonage is unlawful as preempted by the FCC. A declaratory ruling could also include a finding that the FCC’s 2004 declaratory ruling did not preempt states from assessing services provided by nomadic VoIP providers, such as Vonage, to support state universal service funding. The alternative action requested by the Nebraska Public Service Commission and Kansas Corporation Commission, adoption of a rule, could result in a finding that it is in the public interest to allow states to assess services provided by nomadic VoIP providers, such as Vonage, for state universal service funding on a going forward basis. In addition to this effort, we expect that state public utility commissions and state legislators will continue their attempts to apply state telecommunications regulations to nomadic VoIP service.

State and Municipal Taxes

For a period of time, we did not collect or remit state or municipal taxes (such as sales, excise, utility, use and ad valorem taxes), fees or surcharges (“Taxes”) on the charges to our customers for our services, except that we historically complied with the New Jersey sales tax. We have received inquiries or demands from a number of state and municipal taxing and 911 agencies seeking payment of Taxes that are applied to or collected from customers of providers of traditional public switched telephone network services. Although we have consistently maintained that these Taxes do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations, a number of states have changed their statutes as part of the streamlined sales tax initiatives to include VoIP and we are now collecting and remitting sales taxes in those states. In addition, many states address how VoIP providers should contribute to support public safety agencies, and in those states we began to remit fees to the appropriate state agencies. We could also be contacted by state or municipal taxing and 911 agencies regarding Taxes that do explicitly apply to VoIP and these agencies could seek retroactive payment of Taxes. As such, we have a reserve of $4,336 as of March 31, 2010 as our best estimate of the potential tax exposure for any retroactive assessment. We believe the maximum estimated exposure for retroactive assessments is $16,632 as of March 31, 2010.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Purchase Obligations

We have engaged a vendor to provide IP bandwidth. We have committed to pay this vendor approximately $612 in 2010, $744 in 2011 and $180 in 2012. We have also engaged a vendor to provide telecommunication services. We have committed to pay this vendor $6,000 through 2012; however, we may terminate the contract sooner subject to a minimum payment of $1,000.

Note 3. Long-Term Debt

	March 31, 2010	December 31, 2009
16% First Lien Senior Facility - due 2013, net of discount	$108,105	$107,246
20% Second Lien Senior Facility - due 2015, net of discount	91,308	86,614
20% Third Lien Convertible Notes - due 2015, net of discount	3,211	6,608

	$202,624	$200,468

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

For the First Lien Senior Facility, an aggregate value of $105,322, or a discount of $24,978, was recorded. This discount is currently amortized to interest expense over the life of the loan using the effective interest method. The accumulated amortization was $6,546 and $5,362 at March 31, 2010 and December 31, 2009, respectively. The amortization for the three months ended March 31, 2010 and 2009 was $1,184 and $1,119, respectively.

For the Second Lien Senior Facility, an aggregate value of $67,273, or a discount of $4,727, was recorded. This discount is currently amortized to interest expense over the life of the loan using the effective interest method. The accumulated amortization was $931 and $766 at March 31, 2010 and December 31, 2009, respectively. The amortization for the three months ended March 31, 2010 and 2009 was $165 and $157, respectively.

For the Convertible Notes, an aggregate value of $55,884, or a premium of $37,884, was recorded. Given the magnitude of the premium, this amount was recorded as additional-paid-in capital as prescribed in FASB ASC 470-20-25 “Debt with Conversions and Other Options-Recognition”.

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

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Certain events trigger prepayment obligations under the First Lien Senior Facility. Beginning as of the end of the quarter ended March 31, 2010, because it was the first quarter during which we had more than $75,000 of specified unrestricted cash in any quarter, we are obligated to offer to prepay without premium certain amounts each quarter. Accordingly, as required under the Credit Documentation, on April 22, 2010, we offered to prepay loans under the First Lien Senior Facility in an aggregate amount equal to 50% of Consolidated Excess Cash Flow (as defined in the Credit Documentation). Consolidated Excess Cash Flow for the three months ended March 31, 2010 was $48,064. While certain holders of loans under the First Lien Senior Facility waived their right to receive the prepayment as permitted under the Credit Documentation, the $24,032 offered was paid on April 27, 2010 to holders that did not waive the prepayment. Of this amount $23,187, was applied to the outstanding principal balance and $845 was applied to accrued but unpaid interest. A loss on extinguishment, representing unamortized debt discount and debt related costs, of approximately $4,000 will be recorded in the three-month period ending June 30, 2010 as a result of the prepayment. We expect Consolidated Excess Cash Flow will be generated from operations during the three-month period ending June 30, 2010, and that we will make a similar prepayment offer. To the extent we obtain proceeds from asset sales, insurance/condemnation recoveries or extraordinary receipts, certain prepayments may be required that will be subject to a premium of 8% in year 1, 7% in year 2, 6% in year 3, 5% in year 4 and 3% in the first 9 months of year 5 and no premium thereafter. In addition, any voluntary prepayments or any mandatory prepayments that may be required from proceeds of debt and equity issuances will be subject to a make-whole during the first three years, and thereafter a premium of 5% in year 4 and 3% in the first 9 months of year 5, with the First Lien Senior Facility callable at par thereafter.

Second Lien Senior Facility

The loans under the Second Lien Senior Facility will mature in October 2015. Principal amounts under the Second Lien Senior Facility will be repayable in quarterly installments of $1,800 commencing the later of: (i) the last day of the fiscal quarter after payment-in-full of amounts under the First Lien Senior Facility and (ii) December 31, 2012, with the balance due in October 2015. Amounts under the Second Lien Senior Facility bear interest at 20% payable quarterly in arrears and payable in-kind, or PIK, beginning December 31, 2008 until the third anniversary of the effective date and thereafter 20% payable quarterly in arrears in cash. If the First Lien Senior Facility has not been refinanced in full by the third anniversary of the effective date, then until such refinancing has occurred 70% of the interest due will be payable in cash with the balance payable in PIK. The amount paid in PIK as of March 31, 2010 and December 31, 2009 was $23,104 and $18,576, respectively. After payment-in-full of amounts under the First Lien Senior Facility or in the event mandatory payments are waived by lenders under the First Lien Senior Facility, the Second Lien Senior Facility will be subject to prepayment obligations and premiums consistent with those for the First Lien Senior Facility. Voluntary prepayments for the Second Lien Senior Facility may be made at any time subject to a make-whole.

Third Lien Convertible Notes

Subject to conversion, repayment or repurchase of the Convertible Notes, the Convertible Notes mature in October 2015. Subject to customary anti-dilution adjustments (including triggers upon the issuance of common stock below the market price of the common stock or the conversion price of the Convertible Notes), the Convertible Notes are convertible into shares of our common stock at a rate equal to 3,448.2759 shares for each $1,000 principal amount of Convertible Notes, or approximately $0.29 per share. A permanent increase in the conversion rate, resulting in the issuance of additional shares, may occur if a fundamental change occurs. During the quarter ended March 31, 2010, we received additional Notices of Conversion from certain note holders indicating their desire to convert their Convertible Notes. In the aggregate in 2010 and 2009, $15,400 principal amount of Convertible Notes were converted into 53,103 shares of our common stock. As of March 31, 2010, there were $2,600 principal amount of Convertible Notes outstanding.

Amounts under the Convertible Notes bear interest at 20% that accrues and compounds quarterly until October 30, 2011 at which time such accrued interest may be paid in cash. Any accrued interest not paid in cash on such date will continue to bear interest at 20% that accrues and compounds quarterly and is payable in cash on the maturity date of the Convertible Notes. After October 30, 2011, principal on Convertible Notes will bear interest at 20% payable quarterly in arrears in cash. However, if the First Lien Senior Facility has not been refinanced in full by October 31, 2011, then until such refinancing occurs, the cash interest will be capped at 14% with the balance of 6% accruing and compounding interest quarterly at 20%, to be paid in cash on the maturity date of the Convertible Notes. The amount of accrued and compounding interest as of March 31, 2010 and December 31, 2009 was $859 and $1,478, respectively. In connection with note conversions during the quarter ended March 31, 2010, $958 was paid for accrued interest.

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

In accordance with FASB ASC 815, we determined the fair value of the conversion feature and recorded applicable amounts at issuance of the Convertible Notes, at December 31, 2008, at conversion of Convertible Notes during the quarter ended March 31, 2010 and at March 31, 2010:

Issuance. The fair value of the conversion feature at issuance was $39,990 which, upon the adoption of FASB ASC 815, was recorded as a liability with a corresponding reduction in additional-paid-in capital of $37,884, which was the premium originally recorded at issuance. The remaining $2,106 was recorded as a discount to be amortized to interest expense over the life of the loan using the effective interest method. Accumulated amortization of the discount was $1,858 and $1,541 as of March 31, 2010 and December 31, 2009, respectively, including a $297 and $1,271 write-off of discount on notes related to the conversion of Convertible Notes, for the three months ended March 31, 2010 and year ended December 31, 2009, respectively. Amortization for the three months ended March 31, 2010 and 2009 was $20 and $71, respectively.

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

Conversion of Convertible Notes in 2009. At the time of conversions of $12,305 principal amount of Convertible Notes, which were converted into 42,431 shares of our common stock, we determined that the aggregate fair value of the conversion feature of those Convertible Notes was $57,050, which was an increase of $34,682 in the fair value of the conversion feature from December 31, 2008. The changes in fair value were recorded as an expense within other income (expense) for the year ended December 31, 2009. The aggregate fair value of the common stock issued by us in the conversion was $62,370 at the time of conversion, which was recorded as common stock and additional paid-in capital. In addition, in connection with the extinguishment of the converted Convertible Notes, we recorded a gain on extinguishment of $4,041, which represented the difference in the carrying value of those Convertible Notes including the fair value of the conversion feature, which was reduced by the discount of $1,271 and debt related costs of $1,673 associated with those Convertible Notes, and the fair value of the common stock issued at the time of conversion.

Conversion of Convertible Notes in 2010. At the time of conversion of the $3,095 principal amount of Convertible Notes during the first quarter of 2010, which converted into 10,672 shares of our common stock, we determined that the aggregate fair value of the conversion feature of those Convertible Notes was $13,394, which was a decrease in value of $220 from the fair value of the conversion feature as of December 31, 2009. This change in fair value was recorded as income within other income (expense), net for the three-month ended March 31, 2010. The aggregate fair value of the common stock issued by us in the conversion was $14,762 at the time of conversion, which was recorded as common stock and additional paid-in capital. In addition, in connection with the extinguishment of the converted Convertible Notes, we recorded a gain on extinguishment of $1,038, which represented the difference in the carrying value of those Convertible Notes including the fair value of the conversion feature, which was reduced by the discount of $297 and debt related costs of $391 associated with those Convertible Notes, and the fair value of the common stock issued at the time of conversion.

March 31, 2010. For the $2,600 principal amount of Convertible Notes that were not converted as of March 31, 2010, the fair value of the conversion feature of those Convertible Notes at March 31, 2010 was $10,860, which was a decrease in value of $576 from the fair value of the conversion feature as of December 31, 2009. This change in fair value was recorded as income within other income (expense), net for the three months ended March 31, 2010. Each reporting date we will update the fair value with any difference reflected within other income (expense), net in the consolidated statement of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our consolidated financial statements and the related notes included elsewhere in this Form 10-Q and our audited financial statements included in our Annual Report on Form 10-K. This discussion contains forward-looking statements. These forward-looking statements are based on information available at the time the statements are made and/or management’s belief as of that time with respect to future events and involve risks and uncertainties that could cause actual results and outcomes to be materially different. Important factors that could cause such differences include but are not limited to: the competition we face; our ability to adapt to rapid changes in the market for voice and messaging services; our ability to control customer churn and attract new customers; worsening economic conditions; restrictions in our debt agreements that may limit our operating flexibility; our ability to generate excess cash flow; system disruptions or flaws in our technology; results of pending litigation and intellectual property and other litigation that may be brought against us; results of regulatory inquiries into our business practices; our dependence on third party facilities, equipment and services; our dependence upon key personnel; any failure to meet New York Stock Exchange listing requirements; our history of net operating losses; our ability to obtain additional financing if needed; differences between our service and traditional phone services, including our 911 service; our dependence on our customers’ existing broadband connections; uncertainties relating to regulation of VoIP services; and other factors that are set forth in the “Risk Factors” in our Annual Report on Form 10-K, in our Quarterly Reports on Form 10-Q and in our Current Reports on Form 8-K. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, and therefore, you should not rely on these forward-looking statements as representing our views as of any date subsequent to the date this Form 10-Q is filed with the Securities and Exchange Commission.

Financial Information Presentation

For the financial information discussed in this Quarterly Report on Form 10-Q, other than per share and per line amounts, dollar amounts are presented in thousands, except where noted.

Recent Developments

On February 25, 2010, we announced the appointment of Barry L. Rowan as Executive Vice President, Chief Financial Officer, Chief Administrative Officer and Treasurer. Mr. Rowan brings twenty-five years of executive leadership experience in building technology and communications companies. Prior to joining Vonage Mr. Rowan spent three years with Nextel Partners, Inc., where he served most recently as Executive Vice President and Chief Financial Officer.

On March 15, 2010, we received notification from the New York Stock Exchange (the “NYSE”) that we were provided early approval for return to full compliance with NYSE listing standards for market capitalization. This approval came several months earlier than required and is a result of our sustained, positive financial performance consistent with the business plan presented to the NYSE in March of 2009. The NYSE requires average market capitalization of not less than $100,000 over a 30-day trading period.

From March 2, 2010 through March 24, 2010, we received Notices of Conversion from certain holders of our 20% senior secured third lien notes due 2015 (the “Convertible Notes”) indicating their desire to convert a portion of the Convertible Notes. The Convertible Notes were converted into shares of our common stock at a rate equal to 3,448.2759 shares for each $1,000 principal amount of Convertible Notes, or approximately $0.29 per share. During the quarter ended March 31, 2010, we received Notices of Conversion of $3,095 principal amount. In the aggregate, during 2009 and 2010, $15,400 principal amount of Convertible Notes were converted into 53,103 shares of our common stock.

On April 22, 2010, we offered to prepay loans under the senior secured first lien credit facility (the “First Lien Senior Facility”) in an aggregate amount equal to 50% of Consolidated Excess Cash Flow (as defined in the Credit Documentation). Consolidated Excess Cash Flow for the three months ended March 31, 2010 was $48,064. While certain holders of loans under the First Lien Senior Facility waived their right to receive the prepayment as permitted under the Credit Documentation, the $24,032 offered was paid on April 27, 2010 to holders that did not waive the prepayment. Of this amount $23,187 was applied to the outstanding principal balance and $845 was applied to accrued but unpaid interest. A loss on extinguishment, representing unamortized debt discount and debt related costs, of approximately $4,000 will be recorded in the three-month period ending June 30, 2010 as a result of this prepayment.

Overview

We are a leading provider of high quality voice and messaging services over broadband networks. Our technology serviced approximately 2.4 million subscriber lines as of March 31, 2010. While customers in the United States represented 94% of our subscriber lines at March 31, 2010, we also serve customers in Canada and in the United Kingdom.

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

The Company’s main offering is Vonage World, a residential plan that includes unlimited calling to more than 60 countries, including India, Mexico and China for a flat monthly rate. In addition, we have two mobile offerings, Vonage Mobile and Vonage World Mobile, which use our mobile calling application for smart phones. The application can be downloaded for free and provides seamless, low-cost pay-per-use international calling while on Wi-Fi or cellular networks, depending on the device, for the Vonage Mobile plan or unlimited calling to more than 60 countries, including India, Mexico and China for a flat monthly rate for the Vonage World Mobile plan. Bundle discounts are provided for customers who subscribe to both our residential and mobile Vonage World plans.

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

Trends in Our Industry and Key Operating Data

A number of trends in our industry have a significant effect on our results of operations and are important to an understanding of our financial statements. Also, the table below includes key operating data that our management uses to measure the growth and operating performance of our business:

	Three Months Ended March 31,
	2010	2009
Gross subscriber line additions	154,718	226,610
Change in net subscriber lines	(25,779)	(6,493)
Subscriber lines (at period end)	2,409,117	2,583,861
Average monthly customer churn	2.6%	3.1%
Average monthly revenue per line	$31.37	$28.86
Average monthly telephony services revenue per line	$30.90	$27.78
Average monthly direct cost of telephony services per line	$8.60	$6.67
Marketing costs per gross subscriber line addition	$318.26	$289.90
Employees (excluding temporary help) (at period end)	1,207	1,413

Broadband adoption. The number of U.S. households with broadband Internet access has grown significantly. Further on March 16, 2010, the Federal Communications Commission released its National Broadband Plan, which seeks through supporting broadband deployment and programs to encourage broadband adoption for the approximately 100 million U.S. residents who do not have broadband at home. We expect the trend of greater broadband adoption to continue. We benefit from this trend because our service requires a broadband Internet connection and our potential addressable market increases as broadband adoption increases.

Competitive landscape. We face intense competition from traditional telephone companies, wireless companies, cable companies and alternative voice communication providers. Most traditional wire line and wireless telephone service providers and cable companies are substantially larger and better capitalized than we are and have the advantage of a large existing customer base. In addition, because of the other services our competitors provide, they often choose to offer VoIP services or other voice services as part of a bundle that includes other products, such as video, high speed Internet access and wireless telephone service, which we do not offer. Further, as wireless providers offer more minutes at lower prices, better coverage and companion landline alternative services, their services have become more attractive to households as a replacement for wire line service. We also compete against alternative voice communication providers, such as Skype, Google Voice, magicJack and independent VoIP service providers. Some of these service providers have chosen to sacrifice telephony revenue in order to gain market share and have offered their services at low prices or for free. As we continue the introduction of applications that integrate different forms of voice and messaging services over multiple devices, we are likely to face competition from emerging competitors focused on similar integration, as well as from established alternative voice communication providers. We also are subject to the risk of future disruptive technologies.

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

Subscriber lines. Our subscriber lines include, as of a particular date, all subscriber lines from which a customer can make an outbound telephone call on that date. Our subscriber lines include fax lines and soft phones but do not include our virtual phone numbers or toll free numbers, which only allow inbound telephone calls to customers. We believe that the decrease in our subscriber lines was primarily due to increasing wireless substitution, other competition, particularly from cable companies, poor economic conditions, and reduced marketing spend. Subscriber lines decreased from 2,583,861 as of March 31, 2009 to 2,409,117 as of March 31, 2010.

Average monthly customer churn. Average monthly customer churn for a particular period is calculated by dividing the number of customers that terminated during that period by the simple average number of customers during the period, and dividing the result by the number of months in the period. The simple average number of customers during the period is the number of customers on the first day of the period, plus the number of customers on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first 30 days after activation. Our average monthly customer churn was 2.6% and 3.1% for the three months ended March 31, 2010 and 2009, respectively. We believe the reduction in churn is due to initiatives to improve the customer’s experience including on-boarding and network quality, an improving economy and credit profile for new customer acquisitions, which has positively impacted non-pay churn, and the value proposition of the Vonage World offer. We monitor churn on a daily basis and use it as an indicator of the level of customer satisfaction. Other companies may calculate churn differently, and their churn data may not be directly comparable to ours. Customers who have been with us for a year or more tend to have a lower churn rate than customers who have not. Our churn will fluctuate over time due to economic conditions, competitive pressures including wireless substitution, market place perception of our services and our ability to provide high quality customer care and network quality and add future innovative products and services.

Average monthly revenue per line. Average monthly revenue per line for a particular period is calculated by dividing our total revenue for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. The simple average number of subscriber lines for the period is the number of subscriber lines on the first day of the period, plus the number of subscriber lines on the last day of the period, divided by two. Our average monthly revenue per line increased to $31.37 for the three months ended March 31, 2010 compared to $28.86 for the three months ended March 31, 2009. This increase was due primarily to pricing actions that we have taken in the past year. We do not expect average revenue per line to continue to increase in the second quarter due to greater second quarter impact of a pricing promotion that began in March 2010.

Average monthly telephony services revenue per line. Average monthly telephony services revenue per line for a particular period is calculated by dividing our total telephony services revenue for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. Our average monthly telephony services revenue per line increased to $30.90 for the three months ended March 31, 2010 from $27.78 for the three months ended March 31, 2009. This increase was due primarily to pricing actions that we have taken in the past year.

Average monthly direct cost of telephony services per line. Average monthly direct cost of telephony services per line for a particular period is calculated by dividing our direct cost of telephony services for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. We use the average monthly direct cost of telephony services per line to evaluate how effective we are at managing our costs of providing service. Our average monthly direct cost of telephony services per line was $8.60 for the three months ended March 31, 2010 compared to $6.67 for the three months ended March 31, 2009 due primarily to higher costs from higher international call volume associated with Vonage World, partially offset by more favorable rates negotiated with our service providers. Direct cost of telephony services is expected to continue to increase during the year as customer demand for Vonage World continues to grow.

Marketing cost per gross subscriber line addition. Marketing cost per gross subscriber line addition is calculated by dividing our marketing expense for a particular period by the number of gross subscriber line additions during the period. Marketing expense does not include the cost of certain customer acquisition activities, such as rebates and promotions, which are accounted for as an offset to revenues, or customer equipment subsidies, which are accounted for as direct cost of goods sold. As a result, it does not represent the full cost to us of obtaining a new customer. Marketing cost per gross subscriber line addition increased to $318.26 for the three months ended March 31, 2010 compared to $289.90 for the three months ended March 31, 2009 primarily due to increasing competition including wireless substitution and customer acquisition and targeting efforts not being as effective as planned.

Employees. Employees represent the number of personnel that are on our payroll and exclude temporary or outsourced labor.

Regulation. Our business has developed in an environment largely free from regulation. The United States and other countries, however, are examining how VoIP services should be regulated. Kansas and Nebraska’s request that the Federal Communications Commission (“FCC”) rule that states can impose state universal service on VoIP service, discussed in note 2 to our financial statements, is an example of regulators trying to determine how VoIP service fits into the telecommunications regulatory landscape. In addition to regulatory matters that directly address VoIP, a number of other regulatory initiatives could impact our business. One such regulatory initiative is net neutrality. In October 2009, the FCC proposed adopting net neutrality rules for broadband Internet service providers. If these rules are adopted, it would be more difficult for broadband Internet service providers to block or discriminate against Vonage service. The proposed rules also explicitly apply to wireless broadband Internet service, which could create greater opportunities for VoIP applications running on wireless broadband Internet service. The D.C. Circuit Court of Appeals in April 2010, however, ruled that the FCC had not provided an adequate justification to exercise regulatory authority over broadband Internet service to enforce its previous attempt at net neutrality regulation, the 2005 Internet Policy Statement, against a major broadband Internet service provider. This D.C. Circuit decision presents a potential obstacle for the FCC in its effort to adopt its proposed net neutrality rules. On May 6, 2010, FCC Chairman Genachowski announced that in response to the D.C. Circuit decision that the FCC would seek to establish its authority over broadband Internet service by reclassifying the transmission component as a telecommunications service. The FCC has extensive regulatory authority over telecommunications services. The FCC had classified all broadband Internet services as information services between 2002 and 2007. The FCC has relatively limited regulatory authority over information services. Reclassifying broadband Internet service as a telecommunications service would allow the FCC to adopt its proposed net neutrality rules for broadband Internet service. The FCC will shortly seek comment from interested parties on this proposal and other alternatives to ensure that the FCC has authority to protect consumers of broadband Internet service. See also the discussion under “Regulation” in note 2 to our financial statements included herein for a discussion of certain other regulatory issues that impact us.

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

We also generate revenue by charging a fee for activating service but from time to time we may forgo collecting this fee. For example, since May 2009 we have waived activation fees for almost all new customers. In these instances when no activation fee is being collected, no customer acquisition costs are deferred. Customer activation fees when collected, along with the related incremental direct customer acquisition amounts for customer equipment in the direct channel and for rebates and retailer commissions in the retail channel, up to but not exceeding the activation fee, are deferred and amortized over the estimated average customer relationship period (“customer life”). The amortization of deferred customer equipment is recorded to direct cost of goods sold. The amortization of deferred rebates is recorded as a reduction of telephony services revenues. The amortization of deferred retailer commissions is recorded as marketing expense. We estimate customer life by analyzing historical trends and applying those trends to future periods. This customer life is solely used to amortize deferred activation fees collected, which we have waived for almost all new customers since May 2009, including those signing up for our Vonage World plan, along with the related incremental customer acquisition costs. Customers signing up for our Vonage World plan currently churn at lower rates than other customers, and therefore appear to have a longer customer life. Because these customers have not paid an activation fee, this does not impact the customer life used in determining the amortization period. The customer life is 38 months for 2010 and was 44 months in 2009. The impact of the change to the customer life in 2010 is not material to the consolidated results of operations.

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

Total direct cost of telephony services. Total direct cost of telephony services primarily consists of fees that we pay to third parties on an ongoing basis in order to provide our services. These fees include:

•

Access charges that we pay to other telephone companies to terminate domestic and international calls on the public switched telephone network. These costs represented approximately 47% and 46% of our direct cost of telephony services for the three months ended March 31, 2010 and 2009, respectively, with a portion of these payments ultimately being made to incumbent telephone companies. When a Vonage subscriber calls another Vonage subscriber, we do not pay an access charge.

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

•	The cost of complying with the FCC regulations regarding VoIP emergency services, which require us to provide enhanced emergency dialing capabilities to transmit 911 calls for all of our customers.

•	Taxes that we pay on our purchase of telecommunications services from our suppliers or imposed by government agencies such as Federal USF and related fees.

•	Royalties for use of third-party intellectual property.

Direct cost of goods sold. Direct cost of goods sold primarily consists of costs that we incur when a customer first subscribes to our service. These costs include:

•

The cost of the equipment that we provide to customers who subscribe to our service through our direct sales channel in excess of activation fees when an activation fee is collected. The remaining cost of customer equipment is deferred up to the activation fee collected and amortized over the estimated average customer life.

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

•	Share-based expense related to share-based awards to employees, directors and consultants.

•	Outsourced labor related to customer care and retail in-store support activities.

•	Transaction fees paid to credit card, debit card and ECP companies, which include a per transaction charge in addition to a percent of billings charge.

•	Rent and related expenses.

•	Professional fees for legal, accounting, tax, public relations, lobbying and development activities.

•	Litigation settlements.

Marketing expense. Marketing expense consists of:

•	Advertising costs, which comprise a majority of our marketing expense and include online, television, direct mail, alternative media, promotions, sponsorships and inbound and outbound telemarketing.

•	Creative and production costs.

•	The costs to serve and track our online advertising.

•	Certain amounts we pay to retailers for newspaper insert advertising, product placement and activation commissions.

•	The cost associated with our customer referral program.

Depreciation and amortization expenses. Depreciation and amortization expenses include:

•	Depreciation of our network equipment, furniture and fixtures, and employee computer equipment.

•	Amortization of leasehold improvements and purchased and developed software.

•	Amortization of intangible assets (patents and trademarks).

•	Loss on disposal or impairment of property and equipment.

Other Income (Expense)

Other Income (Expense) consists of:

•	Interest income on cash, cash equivalents and marketable securities.

•	Interest expense on notes payable, patent litigation judgments and settlements and capital leases.

•	Amortization of debt related costs.

•	Accretion of notes.

•	Debt conversion expense relating to the conversion of notes payable to equity.

•	Gain (loss) on extinguishment of notes.

•	Change in fair value of embedded conversion option and stock warrant.

Results of Operations

The following table sets forth, as a percentage of consolidated operating revenues, our consolidated statement of operations for the periods indicated:

	Three Months Ended March 31,
	2010	2009
Operating Revenues:
Telephony services	98%	96%
Customer equipment and shipping	2	4

	100	100

Operating Expenses:
Direct cost of telephony services (excluding depreciation and amortization)	27	23
Direct cost of goods sold	7	9
Selling, general and administrative	27	30
Marketing	22	29
Depreciation and amortization	6	6

	89	97

Income from operations	11	3

Other Income (Expense):
Interest income	—	—
Interest expense	(6)	(6)
Change in fair value of embedded conversion option and stock warrant	—	6
Gain on extinguishment of notes	—	—
Other, net	—	—

	(6)	—
Loss before income tax benefit (expense)	5	3

Income tax benefit (expense)	—	—

Net income	5%	3%

Summary of Results for the Three months ended March 31, 2010 and March 31, 2009

Telephony Services Revenue and Direct Cost of Telephony Services

(in thousands, except percentages)

	Three Months Ended March 31,
	2010	2009	Dollar Change	Percent Change
Telephony services	$224,527	$215,643	$8,884	4%
Direct cost of telephony services (1)	62,495	51,751	10,744	21%

(1)	Excludes depreciation and amortization of $4,902 and $4,757 respectively

Telephony services revenue. For the three months ended March 31, 2010, telephony services revenue increased by $8,884, or 4%, compared to the three months ended March 31, 2009. This was primarily driven by an increase in regulatory fees that we collected from subscribers of $11,829, which included $5,770 of USF and related fees, a decrease in credits we issued to subscribers of $3,211 and a decrease of $2,869 in bad debt expense. The changes in plan mix translated into an increase in monthly subscription fees of $1,058 offset by a decrease in activation fees of $1,593, which included $3,002 for the change in our customer life from 44 months to 38 months in the first quarter of 2010. There was also a decrease in fees that we charged for disconnecting our service of $2,730 due to fewer disconnections, a reduction in revenue of $4,678 from lower customers on international plans due primarily to our Vonage World offering, and a decrease in additional features we provided to customers of $433.

Direct cost of telephony services. For the three months ended March 31, 2010 compared to 2009, the increase in direct cost of telephony services of $10,744, or 21%, was primarily due to increased costs of $7,924 from higher international call volume associated with Vonage World, an increase of USF and related fees imposed by government agencies of $5,770 and an increase in other cost of $77. These increases were offset by a decrease in termination costs of $2,374, which are costs that we pay other phone companies for terminating phone calls, a decrease in our network costs of $174, which includes costs for co-locating in other carriers’ facilities, for leasing phone numbers, routing calls on the Internet, and transferring calls to and from the Internet to the public switched telephone network and E-911 costs, a decrease in local number portability costs of $387 due to fewer customer additions and a decrease of taxes that we pay on our purchase of telecommunications services from our suppliers of $91.

Customer Equipment and Shipping Revenue and Direct Cost of Goods Sold

(in thousands, except percentages)

	Three Months Ended March 31,
	2010	2009	Dollar Change	Percent Change
Customer equipment and shipping revenue	$3,424	$8,362	$(4,938)	(59%)
Direct cost of goods sold	16,647	20,512	(3,865)	(19%)

Customer equipment and shipping gross loss	$(13,223)	$(12,150)	$(1,073)	(9%)

Customer equipment and shipping revenue. For the three months ended March 31, 2010 compared to 2009, our customer equipment and shipping revenue decreased by $4,938, or 59%, primarily due to the impact of less period over period customer additions and the introduction of a new promotion in May 2009 that eliminated equipment and shipping fees for customers who signed up for our residential unlimited plan which resulted in a decrease in customer equipment sales net of rebates of $2,789 and a decrease in customer shipping revenue of $2,149.

Direct cost of goods sold. For the three months ended March 31, 2010 compared to 2009, the decrease in direct cost of goods sold of $3,865, or 19%, was primarily due to a decrease in customer equipment costs of $1,523 resulting from fewer period over period customer additions and lower promotional activity and a corresponding decrease in shipping costs of $815. There was also a decrease in amortization costs on deferred customer equipment of $955 which included an offset of $2,628 due to the change of our customer life from 44 months to 38 months in the first quarter of 2010 and a decrease in waived activation fees for new customers of $572.

Selling, General and Administrative

(in thousands, except percentages)

	Three Months Ended March 31,
	2010	2009	Dollar Change	Percent Change
Selling, general and administrative	$60,787	$68,051	$(7,264)	(11%)

Selling, general and administrative. For the three months ended March 31, 2010 compared to 2009, there was a decrease in selling, general and administrative expenses of $7,264, or 11%. This decrease was primarily due to a decrease in salaries, recruiting and outsourced temporary labor of $3,141, shared based cost of $1,590 and facility and other costs of $1,055. Additionally, we reduced the number of kiosks locations, which decreased our retail kiosk costs by $951 and had a decrease in tax expense of $976. We also had a decrease in professional fees of $471, primarily related to consulting, and a decrease in credit card fees of $668. These decreases were partially offset by an increase in litigation settlement reserves of $1,588.

Marketing

(in thousands, except percentages)

	Three Months Ended March 31,
	2010	2009	Dollar Change	Percent Change
Marketing	$49,240	$65,695	$(16,455)	(25%)

Marketing. For the three months ended March 31, 2010 compared to 2009, marketing expense decreased by $16,455, or 25%, primarily related to a decrease in online advertising of $5,778, in direct mail costs of $4,891, in alternative media of $3,697, in retail advertising of $2,383 and other marketing of $1,722. These decreases were offset by an increase in television advertising of $2,016. We reduced marketing spending in part to cover the cost of new promotional offers and due to lower than planned customer targeting and acquisition effectiveness.

Depreciation and Amortization

(in thousands, except percentages)

	Three Months Ended March 31,
	2010	2009	Dollar Change	Percent Change
Depreciation and amortization	$13,768	$12,896	$872	7%

Depreciation and amortization. The increase in depreciation and amortization of $872, or 7%, for the three months ended March 31, 2010 compared to 2009, was primarily due to an increase in depreciation of network equipment, computer equipment and software amortization, partially offset by lower patent amortization and impairment charge. The impairment charge was $200 and $724 for the three months ended March 31, 2010 and 2009, respectively, for assets that no longer had future benefit.

Other Income (Expense)

(in thousands, except percentages)

	Three Months Ended March 31,
	2010	2009	Dollar Change	Percent Change
Interest income	$53	$110	$(57)	(52%)
Interest expense	(13,211)	(13,542)	331	2%
Change in fair value of embedded conversion option and stock warrant	835	12,970	(12,135)	(94%)
Gain on extinguishment of notes	1,038	—	1,038	*
Other, net	103	801	(698)	(87%)

	$(11,182)	$339	$(11,521)

Interest income. For the three months ended March 31, 2010 compared to 2009, the decrease in interest income of $57, or 52%, was due to lower interest rates.

Interest expense. For the three months ended March 31, 2010 compared to 2009, the decrease in interest expense of $331, or 2%, was due to lower interest on our first lien credit facility due to reduced principal and on our Convertible Notes due to conversions, partially offset by higher interest on our second lien credit facility due to an increase in the principal balance as interest is paid in kind.

Change in fair value of embedded conversion option and stock warrant. The decrease in the change in fair value of embedded conversion option and stock warrant is due to fluctuations in our common stock price and fewer convertible notes remaining outstanding at March 31, 2010 compared to March 31, 2009 due to conversions.

Other. We recognized $792 in other income for the three months ended March 31, 2009 for the net proceeds we received from a key-man term life insurance policy related to the passing of a former executive.

Income Tax Benefit (Expense)

(in thousands, except percentages)

	Three Months Ended March 31,
	2010	2009	Dollar Change	Percent Change
Income tax benefit (expense)	$136	$(168)	$304	181%

Income tax benefit (expense). The provision for each year represents state and local income taxes currently payable offset by sales of net operating loss carryforwards through participation in the State of New Jersey’s corporation business tax benefit certificate transfer program, which allows certain high technology and biotechnology companies to transfer unused New Jersey net operating loss carryovers to other New Jersey corporation business taxpayers. During 2003 and 2004, we submitted an application to the New Jersey Economic Development Authority, or EDA, to participate in the program and the application was approved. The EDA then issued a certificate certifying our eligibility to participate in the program. The program requires that a purchaser pay at least 75% of the amount of the surrendered tax benefit. In the three months ended March 31, 2010 and 2009, we sold $2,194 and $0, respectively, of our New Jersey State net operating loss carry forwards for a recognized benefit of $168 in 2010 and $0 in 2009. Collectively, all transactions represent approximately 85% of the surrendered tax benefit each year and have been recognized in the year received.

Recognition of deferred tax assets will require generation of future taxable income. There can be no assurance that we will generate sufficient taxable income in future years. Therefore, we established a full valuation allowance on all net deferred tax assets.

Net Income

(in thousands, except percentages)

	Three Months Ended March 31,
	2010	2009	Dollar Change	Percent Change
Net income	$13,968	$5,271	$8,697	165%

Net Income. Based on the explanations described above, our net income of $13,968 for the three months ended March 31, 2010 increased by $8,697, or 165%, from $5,271 for the three months ended March 31, 2009.

Liquidity and Capital Resources

Overview

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Net cash provided by operating activities	$51,248	$6,563
Net cash used in investing activities	(31,098)	(6,951)
Net cash used in financing activities	(648)	(869)

For the three months ended March 31, 2010, we generated income from operations and positive operating cash flow. Historically, we have generated negative or breakeven cash flows from operations. Our primary sources of funds have been proceeds from private placements of our preferred stock, private placements of convertible notes and borrowings under credit facilities, an initial public offering of our common stock, operating revenues and borrowings under notes payable from our principal stockholder and Chairman, which were subsequently converted into shares of our preferred stock. We have used these proceeds for working capital, capital expenditures, funding operating losses, IP litigation settlements, repaying our prior convertible notes and other general corporate purposes.

The Company has recently achieved profitability. We expect to continue to balance efforts to grow our customer base with maintaining profitability. To grow our customer base, we continue to make investments in marketing, application development as we seek to launch new products and services, network quality and expansion, and customer care. Although we believe we will achieve consistent profitability in the future, we ultimately may not be successful and we may never achieve consistent profitability. We believe that cash flow from operations and cash on hand will fund our operations for at least the next twelve months.

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

Commencing October 1, 2009, all specified unrestricted cash above $30,000, subject to certain adjustments, has been swept into a concentration account (the “Concentration Account”), and until the balance in the Concentration Account is at least equal to $30,000, we may not access or make any withdrawals from the Concentration Account. Thereafter, with limited exceptions, we have the right to withdraw funds from the Concentration Account in excess of $30,000. As of March 31, 2010, we funded $41,285 into the Concentration Account with additional funding of $7,625 through April 30, 2010.

The Credit Documentation includes customary representations and warranties of the Credit Parties. In addition, Credit Documentation for the Financing contains affirmative and negative covenants that affect, and in many respects may significantly limit or prohibit, among other things, the Credit Parties’ ability to incur, prepay, refinance or modify indebtedness; enter into acquisitions, investments, sales, mergers, consolidations, liquidations and dissolutions; invest in foreign subsidiaries; repurchase and redeem stock; modify material contracts; engage in transactions with affiliates and 5% stockholders; change lines of business; and make marketing expenditures under contracts with a duration in excess of one year that exceed for each quarter, an amount equal to 20% of consolidated pre-marketing operating income for the four quarters immediately preceding such quarter. Board approval must be obtained for any long-term commitment or series of related long-term commitments that would result in aggregate marketing expenditures by any of the Credit Parties of more than $25,000 during the term of the Financing. In addition, we must comply with certain financial covenants, which include a total leverage ratio, senior lien leverage ratios, minimum consolidated adjusted EBITDA, a fixed charge coverage ratio, maximum consolidated capital expenditures, minimum consolidated liquidity and minimum consolidated pre-marketing operating income. As of March 31, 2010, we were in compliance with all covenants, including financial covenants, under the Credit Documentation.

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

We continually assess our capital structure and from time to time discuss with lenders opportunities to repay, refinance or revise the terms of our credit agreements. Such efforts may or may not be successful on terms acceptable to us or them.

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

Certain events trigger prepayment obligations under the First Lien Senior Facility. Beginning as of the end of the quarter ended March 31, 2010, because it was the first quarter during which we had more than $75,000 of specified unrestricted cash in any quarter, we are obligated to offer to prepay without premium certain amounts each quarter. Accordingly, as required under the Credit Documentation, on April 22, 2010, we offered to prepay loans under the First Lien Senior Facility in an aggregate amount equal to 50% of Consolidated Excess Cash Flow (as defined in the Credit Documentation). Consolidated Excess Cash Flow for the three months ended March 31, 2010 was $48,064. While certain holders of loans under the First Lien Senior Facility waived their right to receive the prepayment as permitted under the Credit Documentation, the $24,032 offered was paid on April 27, 2010 to holders that did not waive the prepayment. Of this amount, $23,187 was applied to the outstanding principal balance and $845 was applied to accrued but unpaid interest. This prepayment will reduce interest expense by approximately $2,500 for the remainder of 2010 and approximately $3,700 annually. We expect Consolidated Excess Cash Flow will be generated from operations during the three-month period ending June 30, 2010, and that we will make a similar prepayment offer. To the extent we obtain proceeds from asset sales, insurance/condemnation recoveries or extraordinary receipts, certain prepayments may be required that will be subject to a premium of 8% in year 1, 7% in year 2, 6% in year 3, 5% in year 4 and 3% in the first 9 months of year 5 and no premium thereafter. In addition, any voluntary prepayments or any mandatory prepayments that may be required from proceeds of debt and equity issuances will be subject to a make-whole during the first three years, and thereafter a premium of 5% in year 4 and 3% in the first 9 months of year 5, with the First Lien Senior Facility callable at par thereafter.

The loans under the Second Lien Senior Facility will mature in October 2015. Principal amounts under the Second Lien Senior Facility will be repayable in quarterly installments of $1,800 commencing the later of: (i) the last day of the fiscal quarter after payment-in-full of amounts under the First Lien Senior Facility and (ii) December 31, 2012, with the balance due in October 2015. Amounts under the Second Lien Senior Facility bear interest at 20% payable quarterly in arrears and payable in kind, or PIK, beginning December 31, 2008 until the third anniversary of the effective date and thereafter 20% payable quarterly in arrears in cash. If the First Lien Senior Facility has not been refinanced in full by the third anniversary of the effective date, then until such refinancing has occurred 70% of the interest due will be payable in cash with the balance payable in PIK. The amount paid in PIK as of March 31, 2010 was $23,104.

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

Third Lien Convertible Notes

Subject to conversion, repayment or repurchase of the Convertible Notes, the Convertible Notes mature in October 2015. Subject to customary anti-dilution adjustments (including triggers upon the issuance of common stock below the market price of the common stock or the conversion price of the Convertible Notes), the Convertible Notes are convertible into shares of our common stock at a rate equal to 3,448.2759 shares for each $1,000 principal amount of Convertible Notes, or approximately $0.29 per share. A permanent increase in the conversion rate, resulting in the issuance of additional shares, may occur if a fundamental change occurs. During the three months ended March 31, 2010, we received Notices of Conversion from certain note holders indicating their desire to convert their Convertible Notes. In the aggregate, $3,095 principal amount of Convertible Notes were converted into 10,672 shares of our common stock during the first quarter of 2010. As of March 31, 2010, there were $2,600 principal amount of Convertible Notes outstanding.

Amounts under the Convertible Notes bear interest at 20% that accrues and compounds quarterly until October 30, 2011 at which time such accrued interest may be paid in cash. Any accrued interest not paid in cash on such date will continue to bear interest at 20% that accrues and compounds quarterly and is payable in cash on the maturity date of the Convertible Notes. After October 30, 2011, principal on Convertible Notes will bear interest at 20% payable quarterly in arrears in cash. However, if the First Lien Senior Facility has not been refinanced in full by October 31, 2011, then until such refinancing occurs, the cash interest will be capped at 14% with the balance of 6% accruing and compounding interest quarterly at 20%, to be paid in cash on the maturity date of the Convertible Notes. The amount of accrued and compounding interest as of March 31, 2010 was $859. In connection with note conversions during 2010, $958 was paid for accrued interest.

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

State and Local Sales Taxes

We also have contingent liabilities for state and local sales taxes. As of March 31, 2010, we had a reserve of $4,336. If our ultimate liability exceeds this amount, it could affect our liquidity unfavorably. However, we do not believe it would significantly impair our liquidity.

Capital expenditures

For the three months ended March 31, 2010, capital expenditures were primarily for the implementation of software solutions and purchase of network equipment as we continue to expand our network. Our capital expenditures for the three months ended March 31, 2010 were $4,000, of which $2,041 was for software acquisition and development. For 2010, we believe our capital expenditures will be approximately $45,000.

Operating Activities

Cash provided by operating activities increased to $51,248 during the year ended December 31, 2009 compared to $6,563 for the prior year period, primarily due to lower marketing expenditures and overall tighter controls on costs.

Changes in working capital requirements include changes in accounts receivable, prepaid and other assets, accounts payable, accrued and other liabilities and deferred revenue and costs. Cash provided by working capital requirements increased by $27,234 during the three months ended March 31, 2010 compared to the prior year period primarily due to timing of payments.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2010 of $31,098 was attributable to capital expenditures of $1,959, development of software assets of $2,041 and an increase in restricted cash of $27,098, primarily due to funding of the Concentration Account.

Cash used in investing activities for the three months ended March 31, 2009 of $6,951 was attributable to capital expenditures of $2,519, development of software assets of $3,995 and $437 for the increase in restricted cash.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2010 of $648 was attributable to $352 in capital lease payments and $326 in first lien facility principal payment.

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

On an ongoing basis, we evaluate our estimates, including the following:

•	those related to the average period of service to a customer (the “customer life”) used to amortize deferred revenue and deferred customer acquisition costs associated with customer activation;

•	the useful lives of property and equipment, software costs and intangible assets;

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

Revenue Recognition

Operating revenues consist of telephony services revenues and customer equipment (which enables our telephony services) and shipping revenues. The point in time at which revenues are recognized is determined in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, and Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition.

Substantially all of our operating revenues are telephony services revenues, which are derived primarily from monthly subscription fees that customers are charged under our service plans. We also derive telephony services revenues from per minute fees for international calls and for any calling minutes in excess of a customer’s monthly plan limits. Monthly subscription fees are automatically charged to customers’ credit cards, debit cards or electronic check payments or ECP in advance and are recognized over the following month when services are provided. Revenues generated from international calls and from customers exceeding allocated call minutes under limited minute plans are recognized as services are provided, that is, as minutes are used, and are billed to a customer’s credit cards, debit cards or ECP in arrears. As a result of our multiple billing cycles each month, we estimate the amount of revenues earned from international calls and from customers exceeding allocated call minutes under limited minute plans but not billed from the end of each billing cycle to the end of each reporting period. These estimates are based primarily upon historical minutes and have been consistent with our actual results.

        We also generate revenue by charging a fee for activating service but from time to time we may forgo collecting this fee. For example, since May 2009 we have waived activation fees for almost all new customers. In these instances when no activation fee is being collected, no customer acquisition costs are deferred. Customer activation fees when collected, along with the related incremental direct customer acquisition amounts for customer equipment in the direct channel and for rebates and retailer commissions in the retail channel, up to but not exceeding the activation fee, are deferred and amortized over the estimated average customer life. The amortization of deferred customer equipment is recorded to direct cost of goods sold. The amortization of deferred rebates is recorded as a reduction of telephony services revenues. The amortization of deferred retailer commissions is recorded as marketing expense. We estimate customer life by analyzing historical trends and applying those trends to future periods. This customer life is solely used to amortize deferred activation fees collected, along with the related incremental customer acquisition costs. The customer life is 38 months for 2010 and was 44 months in 2009. The impact of the change to the customer life in 2010 is not material to the consolidated results of operations.

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

Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change of control net operating loss carry forward and other pre-change tax attributes against its post-change income may be limited. The Section 382 limitation is applied annually so as to limit the use of our pre-change net operating loss carryforwards to an amount that generally equals the value of our stock immediately before the ownership change multiplied by a designated federal long-term tax-exempt rate. Due to the cumulative impact of our equity issuances over the three year period ended April 2005, a change of ownership occurred upon the issuance of our previously outstanding Series E Preferred Stock at the end of April 2005. As a result, $171,147 of the total U.S. net operating losses were subject to an annual base limitation of $39,374.

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

The interest rate on the Second Lien Senior Facility and Convertible Notes are fixed. As of March 31, 2010, if the interest rate on the Company’s variable rate debt changed by 1%, the Company’s annual debt service payment would change by approximately $1,300.

We have no investments at March 31, 2010. Historically, we invested in a variety of securities that consisted primarily of investments in interest-bearing demand deposit accounts with financial institutions, money market funds and highly liquid debt securities of corporations and municipalities. By policy, we limited the amount of credit exposure to any one issuer.

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

There have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. This information should be read in conjunction with the risk factors in such Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Initial Public Offering

On May 23, 2006, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File No. 333-131659) relating to our initial public offering (“IPO”). After deducting underwriting discounts and commissions and other offering expenses, our net proceeds from the offering equaled approximately $491,144, which includes $1,896 of costs incurred in 2005. We have invested the net proceeds of the offering in short-term, interest bearing securities pending their use to fund our expansion, including funding marketing expenses and operating losses. Except for payments in connection with IP litigation settlements and debt repayment, there has been no material change in our planned use of proceeds from our IPO as described in our final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b). We did not use any of the net proceeds from the IPO until after the year ended December 31, 2006. Through March 31, 2010, we used $489,261 of the net proceeds from the IPO to fund operating activities of $290,426 including $221,975 for IP litigation settlements, $40,327 to pay note holders of our previously issued convertible notes, $27,051 for debt related costs related to the Financing and $131,457 for capital expenditures, software development and patent purchases.

Item 3.	Defaults Upon Senior Securities

None

Item 5.	Other Information

None

Item 6.	Exhibits

10.1*	Employment Agreement dated as of February 24, 2010 by and between Vonage Holdings Corp. and Barry Rowan(1)

10.2*	Indemnification Agreement dated as of May 6, 2010 by and between Vonage Holdings Corp. and Barry Rowan(1)

10.3*	Amendment of Employment Agreement, dated as of February 23, 2010 between John S. Rego and Vonage Holdings Corp.(2)

10.4*	Separation Agreement and General Release, dated as of February 23, 2010 between John S. Rego and Vonage Holdings Corp.(2)

10.5*	Form of Nonqualified Stock Option Agreement under the Vonage Holdings Corp. 2006 Incentive Plan(1)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

(1)	Filed herewith.
(2)	Incorporated by reference to Amendment No. 1 to Vonage Holding Corp.’s Current Report on Form 8-K/A (File No. 001-32887) filed on March 1, 2010.
*	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VONAGE HOLDINGS CORP.

Dated: May 6, 2010	By:	/s/ BARRY ROWAN
Barry Rowan
Executive Vice President, Chief Financial Officer,
Chief Administrative Officer and Treasurer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

10.1*	Employment Agreement dated as of February 24, 2010 by and between Vonage Holdings Corp. and Barry Rowan(1)

10.2*	Indemnification Agreement dated as of May 6, 2010 by and between Vonage Holdings Corp. and Barry Rowan(1)

10.3*	Amendment of Employment Agreement, dated as of February 23, 2010 between John S. Rego and Vonage Holdings Corp.(2)

10.4*	Separation Agreement and General Release, dated as of February 23, 2010 between John S. Rego and Vonage Holdings Corp.(2)

10.5*	Form of Nonqualified Stock Option Agreement under the Vonage Holdings Corp. 2006 Incentive Plan(1)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

(1)	Filed herewith.
(2)	Incorporated by reference to Amendment No. 1 to Vonage Holding Corp.’s Current Report on Form 8-K/A (File No. 001-32887) filed on March 1, 2010.
*	Management contract or compensatory plan or arrangement.