Form 10-Q
period 2010-06-30
VONAGE HOLDINGS CORP
filed 2010-08-05
CIK 1272830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2010
Common Stock, par value $0.001	211,802,634 shares

VONAGE HOLDINGS CORP.

Financial Information Presentation

For the financial information discussed in this Quarterly Report on Form 10-Q, other than per share and per line amounts, dollar amounts are presented in thousands, except where noted.

Part I – Financial Information

Item 1.	Financial Statements

VONAGE HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	June 30, 2010	December 31, 2009
	(unaudited)
Assets
Assets
Current assets:
Cash and cash equivalents	$125,900	$32,213
Accounts receivable, net of allowance of $939 and $1,432, respectively	18,300	15,053
Inventory, net of allowance of $250 and $432, respectively	10,636	7,771
Deferred customer acquisition costs, current	10,218	15,997
Prepaid expenses and other current assets	21,421	40,425
Restricted cash	2,900	—

Total current assets	189,375	111,459

Property and equipment, net	82,292	90,548
Software, net	32,775	35,540
Deferred customer acquisition costs, non-current	2,063	7,075
Debt related costs, net	5,586	7,412
Restricted cash	50,683	43,700
Intangible assets, net	4,759	5,331
Other assets	3,453	12,319

Total assets	$370,986	$313,384

Liabilities and Stockholders’ Deficit
Liabilities
Current liabilities:
Accounts payable	$45,438	$11,512
Accrued expenses	96,604	69,171
Deferred revenue, current portion	48,748	55,929
Current maturities of capital lease obligations	1,637	1,500
Current portion of long-term debt	1,303	1,303

Total current liabilities	193,730	139,415

Notes payable, net of discount	188,350	200,468
Embedded conversion option within convertible notes, at fair value	17,490	25,050
Deferred revenue, net of current portion	2,968	8,629
Capital lease obligations, net of current maturities	18,597	19,448
Other liabilities, net of current portion in accrued expenses	9,410	12,283

Total liabilities	430,545	405,293

Commitments and Contingencies
Stockholders’ Deficit
Common stock, par value $0.001 per share; 596,950 shares authorized at June 30, 2010 and December 31, 2009; 213,603 and 201,628 shares issued at June 30, 2010 and December 31, 2009, respectively; 211,716 and 199,898 shares outstanding at June 30, 2010 and December 31, 2009, respectively	214	202
Additional paid-in capital	1,027,989	1,008,547
Accumulated deficit	(1,074,830)	(1,088,236)
Treasury stock, at cost, 1,887 shares at June 30, 2010 and 1,730 shares at December 31, 2009	(13,121)	(12,878)
Accumulated other comprehensive income	189	456

Total stockholders’ deficit	(59,559)	(91,909)

Total liabilities and stockholders’ deficit	$370,986	$313,384

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Operating Revenues:
Telephony services	$221,704	$214,709	$446,231	$430,352
Customer equipment and shipping	3,637	5,319	7,061	13,681

	225,341	220,028	453,292	444,033

Operating Expenses:
Direct cost of telephony services (excluding depreciation and amortization of $4,959, $4,872, $9,940 and $9,629, respectively)	62,969	51,480	125,464	103,231
Direct cost of goods sold	14,053	16,179	30,700	36,691
Selling, general and administrative	60,768	71,327	121,555	139,378
Marketing	49,324	52,144	98,564	117,839
Depreciation and amortization	13,929	13,848	27,697	26,744

	201,043	204,978	403,980	423,883

Income from operations	24,298	15,050	49,312	20,150

Other Income (Expense):
Interest income	173	60	226	170
Interest expense	(12,423)	(13,679)	(25,634)	(27,221)
Change in fair value of embedded conversion option and stock warrant	(8,241)	1,150	(7,406)	14,120
Loss on extinguishment of notes	(3,985)	—	(2,947)	—
Other, net	(43)	5	60	806

	(24,519)	(12,464)	(35,701)	(12,125)

Income (loss) before income tax expense	(221)	2,586	13,611	8,025

Income tax expense	(341)	(301)	(205)	(469)

Net income (loss)	$(562)	$2,285	$13,406	$7,556

Net income (loss) per common share:
Basic	$(0.00)	$0.01	$0.06	$0.05

Diluted	$(0.00)	$0.01	$0.06	$(0.02)

Weighted-average common shares outstanding:
Basic	211,305	156,928	206,342	156,824

Diluted	211,305	218,997	208,062	218,893

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$13,406	$7,556
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization and impairment charges	27,125	25,873
Amortization of intangibles	572	871
Change in fair value of embedded conversion option and stock warrant	7,406	(14,120)
Loss on extinguishment of notes	2,947	—
Amortization of discount on notes	2,598	2,729
Accrued interest paid in-kind	8,862	9,523
Allowance for doubtful accounts	(430)	800
Allowance for obsolete inventory	1,451	1,020
Amortization of debt related costs	759	1,515
Share-based expense	3,348	4,835
Changes in operating assets and liabilities:
Accounts receivable	(2,826)	(6,158)
Inventory	(4,328)	(4,993)
Prepaid expenses and other current assets	18,849	(2,597)
Deferred customer acquisition costs	10,767	11,037
Other assets	8,866	1,015
Accounts payable	33,941	(10,570)
Accrued expenses	27,272	9,400
Deferred revenue	(12,790)	(9,362)
Other liabilities	(3,277)	(2,750)

Net cash provided by operating activities	144,518	25,624

Cash flows from investing activities:
Capital expenditures	(7,366)	(5,272)
Acquisition and development of software assets	(8,740)	(8,772)
Increase in restricted cash	(9,936)	(437)

Net cash used in investing activities	(26,042)	(14,481)

Cash flows from financing activities:
Principal payments on capital lease obligations	(714)	(593)
Principal payments on notes	(23,838)	(1,158)
Debt related costs	—	(251)
Proceeds from exercise of stock options	68	1

Net cash used in financing activities	(24,484)	(2,001)

Effect of exchange rate changes on cash	(305)	724

Net change in cash and cash equivalents	93,687	9,866
Cash and cash equivalents, beginning of period	32,213	46,134

Cash and cash equivalents, end of period	$125,900	$56,000

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$13,552	$13,432

Income taxes	$75	$835

Non-cash financing transactions during the periods for:
Conversion of convertible notes into common stock:
Third lien convertible notes, net of discount and debt related costs	$2,562	$—

Embedded derivative liability within third lien convertible notes	$14,563	$—

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Total
Balance at December 31, 2009	$202	$1,008,547	$(1,088,236)	$(12,878)	$456	$(91,909)
Stock option exercises	1	67				68
Share-based expense		3,348				3,348
Share-based award activity				(243)		(243)
Convertible notes conversion	11	16,027				16,038
Comprehensive income (loss):
Foreign currency translation adjustment					(267)	(267)
Net income			13,406			13,406

Total comprehensive income (loss)	—	—	13,406	—	(267)	13,139

Balance at June 30, 2010	$214	$1,027,989	$(1,074,830)	$(13,121)	$189	$(59,559)

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 1. Basis of Presentation and Significant Accounting Policies

Nature of Operations

Vonage Holdings Corp. (“Vonage”, “Company”, “we”, “our”, “us”) is incorporated as a Delaware corporation. We are a leading provider of high quality voice and messaging services over broadband networks. While customers in the United States represented 94% of our subscriber lines at June 30, 2010, we continue to serve customers internationally with services in Canada and the United Kingdom.

Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations, cash flows and statement of stockholders’ deficit for the periods presented. The results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.

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

•

assumptions used for the purpose of determining share-based compensation and the fair value of our stock warrant using the Black-Scholes option pricing model (“Model”), and various other assumptions that we believed to be reasonable. The key inputs for this Model are our stock price at valuation date, exercise price, the dividend yield, risk-free interest rate, life in years, and historical volatility of our common stock; and

•

assumptions used to determine the fair value of the embedded derivative within our convertible notes using the Monte Carlo simulation model. The key inputs are maturity date, risk-free interest rate, our stock price at valuation date, and historical volatility of our common stock.

We base our estimates on historical experience, available market information, appropriate valuation methodologies, and on various other assumptions that we believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Prepaid Expenses and Other Current Assets

	June 30, 2010	December 31, 2009
Software and hardware maintenance and support	$5,888	$6,958
Nontrade receivables	5,478	7,117
Telecommunications	3,814	8,845
Insurance	2,167	1,885
Services	1,550	2,887
Other prepaids	1,356	2,382
Marketing	1,168	894
Inventory	—	9,457

	$21,421	$40,425

Restricted Cash and Letters of Credit

Our credit card processors have established reserves to cover any exposure that they may have as we collect revenue in advance of providing services to our customers, which is a customary practice for companies that bill their customers in advance of providing services. Based on a review of credit risk exposure, our credit card processors reduced our cash reserves to $5,101 as of June 30, 2010, of which $2,900 was recorded as short-term restricted cash and was returned to us in July, from $22,423 at December 31, 2009. We also had a cash collateralized letter of credit for $10,500 as of June 30, 2010 and December 31, 2009, respectively. In addition, we had a cash collateralized letter of credit for $7,350 as of June 30, 2010 and December 31, 2009, respectively, related to lease deposits for our offices and a cash collateralized letter of credit for $535 and $0 as of June 30, 2010 and December 31, 2009, respectively, related to an energy curtailment program for our offices. The total amount of collateralized letters of credit was $18,482 and $18,000 at June 30, 2010 and December 31, 2009, respectively. Pursuant to the terms of credit facilities (see Note 3. Long-Term Debt) commencing October 1, 2009, all specified unrestricted cash above $30,000, subject to certain adjustments, has been swept into a concentration account (the “Concentration Account”), and until the balance in the Concentration Account was at least equal to $30,000, we could not access or make any withdrawals from the Concentration Account. As of June 30, 2010, we have funded $114,925 into the Concentration Account; of this amount, $30,000 is reflected as restricted cash and $84,925 is reflected as cash. With limited exceptions, we will have the right to withdraw funds from the Concentration Account in excess of $30,000. We reduced funding in the Concentration Account by $16,710 through July 31, 2010. In the aggregate, cash reserves and collateralized letters of credit of $50,683 and $43,700 were recorded as long-term restricted cash and $2,900 and $0 were recorded as short-term restricted cash at June 30, 2010 and December 31, 2009, respectively.

Software Costs

We capitalize certain costs, such as purchased software and internally developed software that we use for customer acquisition and customer care automation tools, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-40, “Internal-Use Software”. Computer software is stated at cost less accumulated amortization and the estimated useful life is two to three years. Total computer software was $80,447 and $72,359 at June 30, 2010 and December 31, 2009, respectively, substantially all of which were external costs. Accumulated amortization was $47,672 and $36,819 at June 30, 2010 and December 31, 2009, respectively. Amortization expense was $5,553 and $4,600, including impairment of $32 and $292, for the three months ended June 30, 2010 and 2009, respectively, and $11,505 and $9,343, including impairment of $135 and $969, for the six months ended June 30, 2010 and 2009, respectively.

Debt Related Costs

Costs incurred in raising debt are deferred and amortized as interest expense using the effective interest method over the life of the debt. In connection with our financing transaction in November 2008, we recorded debt related costs of $12,271, which are being amortized over the life of the debt which is five years and seven years. Amortization expense related to these costs is included in interest expense in the consolidated statements of operations and was $356 and $759 for the three and six months ended June 30, 2010, respectively, and was $782 and $1,516 for the three and six months ended June 30, 2009, respectively. Accumulated amortization of debt related costs was $6,685 and $4,859 at June 30, 2010 and December 31, 2009, respectively, including a $405 and $1,673 acceleration of unamortized debt related costs associated with the conversion of convertible notes for the six months ended June 30, 2010 and the year ended December 31, 2009, respectively. At June 30, 2010, accumulated amortization of debt related costs included acceleration of unamortized debt related costs of $662 associated with the prepayment to certain holders of our senior secured first lien credit facility.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Accrued Expenses

	June 30 2010	December 31, 2009
Marketing	$24,838	$9,331
Taxes and fees	23,140	14,415
Compensation and related taxes and temporary labor	16,018	16,747
Telecommunications	11,209	9,873
Litigation	8,725	6,689
Other accruals	4,332	3,000
Professional fees	2,987	2,209
Accrued interest	2,689	3,304
Customer credits	2,329	3,384
Credit card fees	289	124
Inventory	48	95

	$96,604	$69,171

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

Level 2: Observable prices that are based on inputs not quoted on active markets but corroborated by market data. Our common stock warrant with a value of $957 as of June 30, 2010 is included as a Level 2 liability.

Level 3: Unobservable inputs when there is little or no market data available, thereby requiring an entity to develop its own assumptions. The fair value hierarchy gives the lowest priority to Level 3 inputs. The embedded derivative within our Convertible Notes with a value of $17,490 as of June 30, 2010 is included as a Level 3 liability.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

The following tables set forth the inputs as of June 30, 2010 and December 31, 2009 and a summary of changes in the fair value of our Level 3 liabilities for the three and six months ended June 30, 2010:

	June 30, 2010	December 31, 2009
Maturity date	October 31, 2015	October 31, 2015
Risk- free interest rate	1.96%	2.95%
Price of common stock	$2.30	$1.40
Volatility	105.1%	109.3%

Liabilities:	Six Months Ended June 30, 2010	For the Year Ended December 31, 2009
Beginning balance	$25,050	$32,720
Increase in value for notes converted	70	34,682
Fair value adjustment for notes converted	(14,563)	(57,050)
Total unrealized loss in earnings	6,933	14,698

Ending balance	$17,490	$25,050

Fair Value of Other Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, approximate fair value because of their short maturities. The carrying amounts of our capital leases approximate fair value of these obligations based upon management’s best estimates of interest rates that would be available for similar debt obligations at June 30, 2010 and December 31, 2009.

Each reporting period we evaluate market conditions, including available interest rates, credit spread relative to our credit rating, and liquidity in estimating the fair value of our debt. After considering such market conditions, we estimate that if we were to issue debt with terms similar to our senior secured first lien credit facility (the “First Lien Senior Facility”), our senior secured second lien credit facility (the “Second Lien Senior Facility”) and Convertible Notes at June 30, 2010, each debt instrument would bear an interest rate significantly below the stated coupon rates (See Note 3 Long-Term Debt). Given the reductions in the market rate of interest, we estimate that the fair value of our debt at June 30, 2010, using a present value model, was approximately $117,000 for the First Lien Senior Facility ($90,258 carrying amount), approximately $141,000 for the Second Lien Senior Facility ($96,281 carrying amount), and approximately $4,000 for the Convertible Notes ($3,114 carrying amount) exclusive of the conversion feature which, as noted above, is already recorded at fair value.

Earnings per Share

Net income (loss) per share has been computed according to FASB ASC 260, “Earnings per Share”, which requires a dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS represents net income (loss) divided by the weighted average number of common shares outstanding during a reported period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, including outstanding warrants, stock options, and restricted stock units under our 2001 Stock Incentive Plan and 2006 Incentive Plan, and the Convertible Notes, were exercised or converted into common stock. The dilutive effect of outstanding warrants, stock options and restricted stock units is reflected in diluted earnings per share by application of the treasury stock method. In applying the treasury stock method for stock-based compensation arrangements, the assumed proceeds are computed as the sum of the amount the employee must pay upon exercise and the amounts of average unrecognized compensation cost attributed to future services. The dilutive effect of the Convertible Notes is reflected in diluted earnings per share using the if-converted method.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

The following table sets forth the computation for basic and diluted net income (loss) per share for the three and six months ended June 30, 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator
Numerator for basic earnings per share-net income	$(562)	$2,285	$13,406	$7,556
Add: interest savings on assumed conversion of Convertible Notes	—	1,178	—	2,420
Less: gain on extinguisment of debt	—		—
Less: change in fair value of embedded conversion option and stock warrant	—	(1,150)	—	(14,120)

Numerator for diluted earnings per share	$(562)	$2,313	$13,406	$(4,144)

Denominator
Basic weighted average common shares outstanding	211,305	156,928	206,342	$156,824
Dilutive effect of stock options and restricted stock units	—	—	1,720	—
Dilutive effect of stock warrant	—	—	—	—
Dilutive effect of Convertible Notes	—	62,069	—	62,069

Diluted weighted average common shares outstanding	211,305	218,997	208,062	$218,893

Basic net income per share
Basic net income per share	$(0.00)	$0.01	$0.06	$0.05

Diluted net income per share
Diluted net income per share	$(0.00)	$0.01	$0.06	$(0.02)

For the three and six months ended June 30, 2010 and 2009, the following were excluded from the calculation of diluted earnings per common share because of their anti-dilutive effects:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Common stock warrant	514	514	514	514
Convertible Notes	8,276	—	8,276	—
Restricted stock units	2,869	3,509	1,391	3,509
Employee stock options	36,364	26,390	36,122	26,390

	48,023	30,413	46,303	30,413

Facility Exit and Restructuring Costs

In June 2009, we announced the closing of our office in Canada. The facility exit and restructuring costs for the three and six months ended June 30, 2009 were $2,125. These costs included $974 for severance and personnel-related costs, which were recorded as selling, general and administrative expense in the statement of operations, $499 for lease termination and facilities-related costs, which were recorded as selling, general and administrative expense in the statement of operations, and $652 for asset impairments, which were recorded in the statement of operations as part of depreciation expense. The closing of the facility was completed in the second half of 2009. The final facility and restructuring costs were $2,529, of which $1,090 was for severance and personnel-related costs, $670 was for lease termination and facilities-related costs, and $769 was for asset impairments.

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

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 2. Commitments and Contingencies

Litigation

Consumer Class Action Litigations. We have been named in several purported class actions venued in California, New Jersey, and Washington alleging a wide variety of deficiencies with respect to our business practices and marketing disclosures.

For example, there are various class actions, on behalf of both nationwide and state classes, pending in New Jersey, Washington and California generally alleging that we delayed and/or refused to allow consumers to cancel their Vonage service; failed to disclose procedural impediments to cancellation; failed to adequately disclose that their 30-day money back guarantee does not give consumers 30 days to try out our services; suppressed and concealed the true nature of our services and disseminated false advertising about the quality, nature and terms of our services; imposed an unlawful early termination fee; and invoked unconscionable provisions of our Terms of Service to the detriment of customers. On May 11, 2007, plaintiffs in one action petitioned the Judicial Panel on Multidistrict Litigation (the “Panel”), seeking transfer and consolidation of the pending actions to a single court for coordinated pretrial proceedings. In an Order dated August 15, 2007, the Panel transferred the pending actions to the United States Court for the District of New Jersey, captioned In re Vonage Marketing and Sales Practices Litigation, MDL No. 1862, Master Docket No. 07-CV-3906 (USDC, D.N.J.). On October 1, 2007, counsel for one group of plaintiffs moved before the Court for Consolidation and Appointment of Co-Lead Counsel of the actions, and requested time to file an Amended Consolidated Complaint. On November 6, 2008, the Court entered an Order Granting Consolidation and Appointment of Co-Lead Counsel, and ordered that a consolidated Complaint be filed within 45 days, which Complaint was filed on December 19, 2008. On February 6, 2009, we filed a Motion to Compel Arbitration. On September 1, 2009, the Court denied without prejudice the Motion to Compel Arbitration. On December 2, 2009, we filed a Renewed Motion to Compel Arbitration. Briefing on the motion was completed in February 2010. The parties have engaged in limited discovery. On July 8, 2010, the Court requested that the parties submit supplemental letters to the Court on or before July 30, 2010, addressing the relevance of recent decisions by the U.S. Supreme Court and the U.S. Court of Appeals for the 3rd Circuit regarding arbitration provisions and the parties have filed these submissions.

IPO Underwriter Indemnification. On December 4, 2009, we received final Court approval for the settlement of litigation arising from our initial public offering (“IPO”), which included a release and dismissal of all stockholder claims against Vonage and its individual directors and officers who were named as defendants. The firms who served as underwriters to the IPO, pursuant to an indemnification agreement entered into between us and those firms prior to the IPO, previously demanded that Vonage reimburse them for the costs and fees incurred by them in defense of the IPO litigation. In addition, three of the firms previously demanded that Vonage reimburse them for the costs and fees incurred by them in response to various regulatory inquiries by the Financial Industry Regulatory Authority (formerly the NASD) and the New York Stock Exchange, among other things. Vonage has declined to reimburse these three firms any fees or expenses. The settlement of the IPO litigation did not resolve the IPO underwriters’ claims for indemnification against the Company.

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

Centre One. On December 5, 2008, Centre One filed a lawsuit against Vonage and its subsidiary Vonage America Inc. in the United States District Court for the Eastern District of Texas alleging that some of Vonage’s products and services are covered by a patent held by Centre One (United States Patent No. 7,068,668) entitled “Method and Apparatus for Interfacing a Public Switched Telephone Network and an Internet Protocol Network for Multi-Media Communication”. The suit also named Verizon Communications Inc. and deltathree Inc. as defendants. We filed our Answer to the Complaint on February 23, 2009, along with a motion to transfer this matter to the United States District Court for the District of New Jersey. On April 2, 2009, we filed a motion to sever the case against us from the case against the other defendants. During oral argument on the motions on June 22, 2009, the Court orally denied the motions to transfer and to sever. On June 22, 2009, the United States Patent and Trademark Office (“PTO”) granted Verizon’s April 30, 2009 request for inter partes reexamination of the claims of Centre One’s patent and issued an office action rejecting on multiple grounds as not patentable certain claims of Centre One’s patent. On July 9, 2009, Vonage and Verizon moved to stay the litigation pending the resolution of the inter partes reexamination, which motion was denied on February 24, 2010. On August 13, 2009, Vonage filed an

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Amended Answer to First Amended Complaint and Counterclaims in which Vonage added an affirmative defense and counterclaim for a declaration of unenforceability due to inequitable conduct. On October 2, 2009, Vonage filed a request for inter partes reexamination of the claims of Centre One’s patent, which the PTO granted on December 16, 2009. On February 16, 2010, plaintiff’s counsel filed an Emergency Motion to Withdraw, citing an ethical conflict, asking for a stay of all deadlines and discovery until new counsel can enter an appearance on behalf of Centre One. On February 19, 2010, the Court granted the Motion to Withdraw and stayed all deadlines in the case for 60 days to allow Centre One to retain and educate new counsel, which stay was extended on April 22, 2010. On August 3, 2010, following the signing of a confidential settlement agreement between Centre One and us, the Court dismissed all claims against us with prejudice and our counterclaims.

From time to time, in addition to those identified above, Vonage is subject to legal proceedings, claims, investigations and proceedings in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. In accordance with generally accepted accounting principles, Vonage makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss or range of loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. For the quarter ended March 31, 2010 we recorded an additional reserve of $2,000 to cover the potential exposure relating to litigation, which has been recorded as selling, general and administrative expense in the consolidated statement of operations. No reserves were recorded in the three months ended June 30, 2010. Litigation is inherently unpredictable. We believe that we have valid defenses with respect to the legal matters pending against Vonage and are vigorously defending these matters. Given the uncertainty surrounding litigation and our inability to assess the likelihood of a favorable or unfavorable outcome in the above noted matters, it is possible that the resolution of one or more of these matters could have a material adverse effect on our consolidated financial position, cash flows or results of operations.

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

State Telecommunications Regulation

In general, the focus of interconnected VoIP telecommunications regulation is at the federal level. On November 12, 2004, the FCC issued a declaratory ruling providing that our service is subject to federal regulation and preempted the Minnesota Public Utilities Commission from imposing certain of its regulations on us. The FCC’s decision was based on its conclusion that our service is interstate in nature and cannot be separated into interstate and intrastate components. On March 21, 2007, the U.S. Court of Appeals for the 8th Circuit affirmed the FCC’s declaratory ruling preempting state regulation of Vonage’s service. The 8th Circuit found that it is impossible for Vonage to separate its interstate traffic from its intrastate traffic because of the nomadic nature of the service. As a result, the 8th Circuit held that it was reasonable for the FCC to preempt state regulation of Vonage’s service. The 8th Circuit was clear, however, that the preemptive effect of the FCC’s declaratory ruling may be reexamined if technological advances allow for the separation of interstate and intrastate components of the nomadic VoIP service. Therefore, the preemption of state authority over Vonage’s service under this ruling generally hinges on the inability to separate the interstate and intrastate components of the service.

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

On July 16, 2009, the Nebraska Public Service Commission and the Kansas Corporation Commission filed a petition with the FCC seeking a declaratory ruling or, alternatively, adoption of a rule declaring that state authorities may apply universal service funding requirements to nomadic VoIP providers. We are participating in the FCC proceedings on the petition. A declaratory ruling could have the effect of overruling a May 1, 2009 decision by the United States Court of Appeals for the 8th Circuit in favor of Vonage. That decision enjoined the Nebraska Public Service Commission from asserting state jurisdiction over Vonage and forcing Vonage to contribute to the Nebraska Universal Service Fund and found the Nebraska Public Service Commission’s assertion of state jurisdiction over Vonage is unlawful as preempted by the FCC. A declaratory ruling could also include a finding that the FCC’s November 2004 declaratory ruling did not preempt states from assessing services provided by nomadic VoIP providers, such as Vonage, to support state universal service funding. The alternative action requested by the Nebraska Public Service Commission and Kansas Corporation Commission, adoption of a rule, could result in a finding that it is in the public interest to allow states to assess services provided by nomadic VoIP providers, such as Vonage, for state universal service funding on a going forward basis. In addition to this effort, we expect that state public utility commissions and state legislators will continue their attempts to apply state telecommunications regulations to nomadic VoIP service.

State and Municipal Taxes

For a period of time, we did not collect or remit state or municipal taxes (such as sales, excise, utility, use, and ad valorem taxes), fees or surcharges (“Taxes”) on the charges to our customers for our services, except that we historically complied with the New Jersey sales tax. We have received inquiries or demands from a number of state and municipal taxing and 911 agencies seeking payment of Taxes that are applied to or collected from customers of providers of traditional public switched telephone network services. Although

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

we have consistently maintained that these Taxes do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations, a number of states have changed their statutes to expressly include VoIP and we are now collecting and remitting sales taxes in those states. In addition, many states address how VoIP providers should contribute to support public safety agencies, and in those states we remit fees to the appropriate state agencies. We could also be contacted by state or municipal taxing and 911 agencies regarding Taxes that do explicitly apply to VoIP and these agencies could seek retroactive payment of Taxes. As such, we have a reserve of $4,282 as of June 30, 2010 as our best estimate of the potential tax exposure for any retroactive assessment. We believe the maximum estimated exposure for retroactive assessments is $14,470 as of June 30, 2010.

Note 3. Long-Term Debt

	June 30,	December 31,
	2010	2009
16% First Lien Senior Facility - due 2013, net of discount	$88,955	$107,246
20% Second Lien Senior Facility - due 2015, net of discount	96,281	86,614
20% Third Lien Convertible Notes - due 2015, net of discount	3,114	6,608

	$188,350	$200,468

	First Lien Senior Facility	Second Lien Senior Facility	Third Lien Convertible Notes
2010	$652	$—	$—
2011	4,235	—	—
2012	13,030	—	—
2013	86,411	1,800	—
2014	—	7,200	—
Thereafter	—	63,000	2,400

Minimum future payments of principal	104,328	72,000	2,400
Plus accreted interest	—	27,912	932
Less unamortized discount	14,070	3,631	218
Current portion	1,303	—	—

Long-term portion	$88,955	$96,281	$3,114

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

The co-borrowers under the Financing are us and Vonage America Inc., our wholly owned subsidiary. Obligations under the Financing are guaranteed, fully and unconditionally, by our other U.S. subsidiaries (together with the borrowers, the “Credit Parties”), and may in the future be guaranteed by Vonage Limited, a United Kingdom subsidiary of us. The lenders under the First Lien Senior Facility and the Second Lien Senior Facility and the purchasers of the Convertible Notes were Silver Point Finance, LLC, certain of its affiliates, other third parties, and affiliates of the Company.

For the First Lien Senior Facility, an aggregate value of $105,322, or a discount of $24,978, was recorded. This discount is currently amortized to interest expense over the life of the loan using the effective interest method. The accumulated amortization was $10,909 and $5,362 at June 30, 2010 and December 31, 2009, respectively, including the acceleration of unamortized discount on notes related to the prepayment of the First Lien Senior Facility of $3,312 and $0 for the six months ended June 30, 2010 and year ended December 31, 2009, respectively. The amortization for the three and six months ended June 30, 2010 was $1,051 and $2,235, respectively. The amortization for the three and six months ended June 30, 2009 was $1,146 and $2,265, respectively.

For the Second Lien Senior Facility, an aggregate value of $67,273, or a discount of $4,727, was recorded. This discount is currently amortized to interest expense over the life of the loan using the effective interest method. The accumulated amortization was

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

$1,097 and $766 at June 30, 2010 and December 31, 2009, respectively. The amortization for the three and six months ended June 30, 2010 was $166 and $331, respectively. The amortization for the three and six months ended June 30, 2009 was $164 and $321, respectively.

For the Convertible Notes, an aggregate value of $55,884, or a premium of $37,884, was recorded. Given the magnitude of the premium, this amount was recorded as additional paid-in capital as prescribed in FASB ASC 470-20-25 “Debt with Conversions and Other Options-Recognition”.

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

Consolidated Excess Cash Flow—March 31, 2010. As required under the Credit Documentation, on April 22, 2010, we offered to prepay loans under the First Lien Senior Facility in an aggregate amount equal to 50% of Consolidated Excess Cash Flow (as defined in the Credit Documentation). Consolidated Excess Cash Flow for the three months ended March 31, 2010 was $48,064. While certain holders of loans under the First Lien Senior Facility waived their right to receive the prepayment as permitted under the Credit Documentation, the $24,032 offered was paid on April 27, 2010 to holders that did not waive the prepayment. Of this amount, $23,187 was applied to the outstanding principal balance, and $845 was applied to accrued but unpaid interest. A loss on extinguishment of $4,034, representing acceleration of unamortized debt discount, debt related costs, and administrative agent fees of $3,312, $662 and $60, respectively, was recorded in the three-month and six-month periods ended June 30, 2010 as a result of the prepayment.

Consolidated Excess Cash Flow – June 30, 2010. As required under the Credit Documentation, on July 16, 2010, we offered to prepay loans under the First Lien Senior Facility in an aggregate amount equal to 50% of Consolidated Excess Cash Flow (as defined in the Credit Documentation). Consolidated Excess Cash Flow for the three months ended June 30, 2010 was $81,551. While certain holders of loans under the First Lien Senior Facility waived their right to receive the prepayment as permitted under the Credit Documentation, $4,655 was paid on July 21, 2010 to holders that did not waive the prepayment. Of this amount, $4,499 was applied to the outstanding principal balance and $156 was applied to accrued but unpaid interest. A loss on extinguishment, representing acceleration of unamortized debt discount, debt related costs, and administrative agent fees, of approximately $731 will be recorded in the three-month period ending September 30, 2010 as a result of the prepayment.

To the extent we obtain proceeds from asset sales, insurance/condemnation recoveries or extraordinary receipts, certain prepayments may be required that will be subject to a premium of 7% in year 2, 6% in year 3, 5% in year 4 and 3% in the first 9 months of year 5 and no premium thereafter. In addition, any voluntary prepayments or any mandatory prepayments that may be required from proceeds of debt and equity issuances will be subject to a make-whole during the first three years, and thereafter a premium of 5% in year 4 and 3% in the first 9 months of year 5, with the First Lien Senior Facility callable at par thereafter.

Second Lien Senior Facility

The loans under the Second Lien Senior Facility will mature in October 2015. Principal amounts under the Second Lien Senior Facility will be repayable in quarterly installments of $1,800 commencing the later of: (i) the last day of the fiscal quarter after payment-in-full of amounts under the First Lien Senior Facility and (ii) December 31, 2012, with the balance due in October 2015. Amounts under the Second Lien Senior Facility bear interest at 20% payable quarterly in arrears and payable in-kind, or PIK, beginning December 31, 2008 until the third anniversary of the effective date and thereafter 20% payable quarterly in arrears in cash. If the First Lien Senior Facility has not been refinanced in full by the third anniversary of the effective date, then until such refinancing has occurred 70% of the interest due will be payable in cash with the balance payable in PIK. The amount paid in PIK as

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

of June 30, 2010 and December 31, 2009 was $27,912 and $18,576, respectively. Voluntary prepayments for the Second Lien Senior Facility may be made at any time subject to a make-whole provision. After payment-in-full of amounts under the First Lien Senior Facility or in the event mandatory payments are waived by lenders under the First Lien Senior Facility, the Second Lien Senior Facility will be subject to prepayment obligations and premiums consistent with those for the First Lien Senior Facility.

Consolidated Excess Cash Flow – June 30, 2010. As required under the Credit Documentation, on July 16, 2010, concurrent with the prepayment offer under the First Lien Senior Facility, we offered to prepay loans under the Second Lien Senior Facility in an aggregate amount equal to 50% of Consolidated Excess Cash Flow (as defined in the Credit Documentation) less amounts required to prepay amounts under the First Lien Senior Facility prepayment offer. As stated above, Consolidated Excess Cash Flow for the three months ended June 30, 2010 was $81,551 and $4,655 was paid to holders under the First Lien Credit Facility that did not waive prepayment. While certain holders of loans under the Second Lien Senior Facility waived their right to receive the prepayment as permitted under the Credit Documentation, $13,281 was paid on July 21, 2010 to holders that did not waive the prepayment. Of this amount, $13,128 was applied to the outstanding principal balance and $153 was applied to accrued but unpaid interest. A loss on extinguishment, representing acceleration of unamortized debt discount, debt related costs, and administrative agent fees, of approximately $813 will be recorded in the three-month period ending September 30, 2010 as a result of the prepayments.

Third Lien Convertible Notes

Subject to conversion, repayment or repurchase of the Convertible Notes, the Convertible Notes mature in October 2015. Subject to customary anti-dilution adjustments (including triggers upon the issuance of common stock below the market price of the common stock or the conversion price of the Convertible Notes), the Convertible Notes are convertible into shares of our common stock at a rate equal to 3,448.2759 shares for each $1,000 principal amount of Convertible Notes, or approximately $0.29 per share. A permanent increase in the conversion rate, resulting in the issuance of additional shares, may occur if a fundamental change occurs. During the quarter we received additional Notices of Conversion from certain note holders indicating their desire to convert their Convertible Notes. In the aggregate in 2010 and 2009, $15,600 principal amount of Convertible Notes were converted into 53,793 shares of our common stock. As of June 30, 2010, there were $2,400 principal amount of Convertible Notes outstanding.

Amounts under the Convertible Notes bear interest at 20% that accrues and compounds quarterly until October 30, 2011 at which time such accrued interest may be paid in cash. Any accrued interest not paid in cash on such date will continue to bear interest at 20% that accrues and compounds quarterly and is payable in cash on the maturity date of the Convertible Notes. After October 30, 2011, principal on Convertible Notes will bear interest at 20% payable quarterly in arrears in cash. However, if the First Lien Senior Facility has not been refinanced in full by October 31, 2011, then until such refinancing occurs, the cash interest will be capped at 14% with the balance of 6% accruing and compounding interest quarterly at 20%, to be paid in cash on the maturity date of the Convertible Notes. The amount of accrued and compounding interest as of June 30, 2010 and December 31, 2009 was $932 and $1,478, respectively. In connection with note conversions for the three and six months ended June 30, 2010, $69 and $1,027, respectively, was paid for accrued interest.

Subject to specific limitations and the right of holders to convert prior to such time, we may cause the automatic conversion of the Convertible Notes into common stock on or after the third anniversary of the issue date if a 30-day volume-weighted average price of our common stock is greater than $6.00 per share.

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

In accordance with FASB ASC 815, we determined the fair value of the conversion feature and recorded applicable amounts at issuance of the Convertible Notes, at December 31, 2008, at conversion of Convertible Notes during the quarter ended June 30, 2010 and at June 30, 2010:

Issuance. The fair value of the conversion feature at issuance was $39,990 which, upon the adoption of FASB ASC 815, was recorded as a liability with a corresponding reduction in additional-paid-in capital of $37,884, which was the premium originally

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

recorded at issuance. The remaining $2,106 was recorded as a discount to be amortized to interest expense over the life of the loan using the effective interest method. Accumulated amortization of the discount was $1,887 and $1,541 as of June 30, 2010 and December 31, 2009, respectively, including a $316 and $1,271 acceleration of unamortized discount on notes related to the conversion of Convertible Notes, for the six months ended June 30, 2010 and year ended December 31, 2009, respectively. The amortization for the three and six months ended June 30, 2010 was $11 and $32, respectively. The amortization for the three and six months ended June 30, 2009 was $71 and $142, respectively.

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

Conversion of Convertible Notes in 2010. At the time of conversion of the $3,295 principal amount of Convertible Notes during the six months ended June 30, 2010, which converted into 11,362 shares of our common stock, we determined that the aggregate fair value of the conversion feature of those Convertible Notes was $14,563, which was a increase in value of $70 from the fair value of the conversion feature as of December 31, 2009. This change in fair value was recorded as income within other income (expense), net for the six months ended June 30, 2010. The aggregate fair value of the common stock issued by us in the conversion was $16,038 at the time of conversion, which was recorded as common stock and additional paid-in capital. In addition, in connection with the extinguishment of the converted Convertible Notes, we recorded a gain on extinguishment of $49 and $1,087 for the three and six months ended June 30, 2010, respectively, which represented the difference in the carrying value of those Convertible Notes including the fair value of the conversion feature, which was reduced by the discount of $19 and $316 and debt related costs of $25 and $416 for the three and six months ended June 30, 2010, respectively, associated with those Convertible Notes, and the fair value of the common stock issued at the time of conversion.

June 30, 2010. For the $2,400 principal amount of Convertible Notes that were not converted as of June 30, 2010, the fair value of the conversion feature of those Convertible Notes at June 30, 2010 was $17,490, which was an increase in value of $6,933 from December 31, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our consolidated financial statements and the related notes included elsewhere in this Form 10-Q and our audited financial statements included in our Annual Report on Form 10-K. This discussion contains forward-looking statements. These forward-looking statements are based on information available at the time the statements are made and/or management’s belief as of that time with respect to future events and involve risks and uncertainties that could cause actual results and outcomes to be materially different. Important factors that could cause such differences include but are not limited to: the competition we face; our ability to adapt to rapid changes in the market for voice and messaging services and successfully introduce new products and services; our ability to control customer churn and attract new customers; worsening economic conditions; restrictions in our debt agreements that may limit our operating flexibility; system disruptions or flaws in our technology; results of pending litigation and intellectual property and other litigation that may be brought against us; results of regulatory inquiries into our business practices; our dependence on third party facilities, equipment and services; our dependence upon key personnel; any failure to meet New York Stock Exchange listing requirements; our history of net operating losses; our ability to obtain additional financing if needed; our ability to generate excess cash flow; differences between our service and traditional phone services, including our 911 service; our dependence on our customers’ existing broadband connections; uncertainties relating to regulation of VoIP services; and other factors that are set forth in the “Risk Factors” in our Annual Report on Form 10-K, in our Quarterly Reports on Form 10-Q and in our Current Reports on Form 8-K. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, and therefore, you should not rely on these forward-looking statements as representing our views as of any date subsequent to the date this Form 10-Q is filed with the Securities and Exchange Commission.

Information Presentation

For the financial information discussed in this Quarterly Report on Form 10-Q, other than per share, per line amounts, subscriber lines, and employees, amounts are presented in thousands, except where noted. All trademarks are the properties of their respective owners.

Recent Developments

On August 4, 2010, we introduced the Vonage Mobile application for Facebook. This new service allows users to make free mobile calls to all of their Facebook friends who have the application, around the world, directly from their friends list, with a single touch. The application is free to download and is available for iPhone, iPod touch and Android devices. The service works over Wi-Fi and 3G /4G networks in most countries.

On July 30, 2010, our board of directors elected Dr. David C. Nagel to serve as a member of the Company’s board of directors, increasing the size of the board from eight to nine members. Dr. Nagel was most recently president, CEO and a director of PalmSource, Inc., a company which developed the Palm OS PDA operating system. Dr. Nagel was previously the chief technology officer at AT&T Corp. and president of AT&T Labs. Earlier in his career, Dr. Nagel was senior vice president at Apple Computer where he led the worldwide research and development group responsible for Mac OS software, Macintosh hardware, imaging and other peripheral products development. Before joining Apple, Dr. Nagel was head of NASA human factors research at NASA’s Ames Research Center. Dr. Nagel holds B.S. and M.S. degrees in engineering and a Ph.D. in perception and mathematical psychology, all from UCLA.

On July 16, 2010, we offered to prepay loans under our senior secured first lien credit facility (the “First Lien Senior Facility”) in an aggregate amount equal to 50% of Consolidated Excess Cash Flow (as defined in the Credit Documentation). Consolidated Excess Cash Flow for the three months ended June 30, 2010 was $81,551. While certain holders of loans under the First Lien Senior Facility waived their right to receive the prepayment as permitted under the Credit Documentation, $4,655 was paid on July 21, 2010 to holders that did not waive the prepayment. Of this amount, $4,499 was applied to the outstanding principal balance and $156 was applied to accrued but unpaid interest. In addition, we offered to prepay loans under our senior secured second lien credit facility (the “Second Lien Senior Facility”) in an aggregate amount equal to amounts waived under the First Lien Senior Facility prepayment offer. While certain holders of loans under the Second Lien Senior Facility waived their right to receive the prepayment as permitted under the Credit Documentation, $13,281 was paid on July 21, 2010 to holders that did not waive the prepayment. Of this amount, $13,128 was applied to the outstanding principal balance and $153 was applied to accrued but unpaid interest. A loss on extinguishment, representing acceleration of unamortized debt discount, debt related costs, and administrative agent fees, of approximately $731 for the First Lien Senior Facility and $813 for Second Lien Senior Facility will be recorded in the three-month period ending September 30, 2010 as a result of the prepayments. As a result of these prepayments, together with a prepayment in April 2010, we reduced the principal amount of the First Lien Senior Facility and the Second Lien Senior Facility by an aggregate of $40,814.

On May 24, 2010, we announced the appointment of Amichay Oren as Vice President, Research and Development. Mr. Oren joins us after spending four years with JaJah, most recently serving as chief technology officer. Prior to joining JaJah, Mr. Oren held technology leadership positions at SAP following SAP’s acquisition of Expression Inc., a Silicon Valley technology company Mr. Oren co-founded. He will lead technology teams in Holmdel, New Jersey and Tel Aviv, Israel.

Overview

We are a leading provider of high quality voice and messaging services over broadband networks. Our technology serviced approximately 2.4 million subscriber lines as of June 30, 2010. While customers in the United States represented 94% of our subscriber lines at June 30, 2010, we also serve customers in Canada and in the United Kingdom.

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

We rely heavily on our network, which is a flexible, scalable Session Initiation Protocol (SIP) based VoIP network that rides on top of the Internet. This platform enables a user via a single “identity” to access and utilize services and features regardless of how they are connected to the Internet. As a result, with one identity, either a number or user name, customers have access to Vonage voice, messaging features, and personal profile information regardless of location, device or how they access the Internet, including over 3G, 4G, cable or DSL broadband networks.

Our main offering is Vonage World, a residential plan that includes unlimited calling to more than 60 countries, including India, Mexico and China for a flat monthly rate. In addition, we have two mobile offerings, Vonage Mobile and Vonage World Mobile, which use our mobile calling application for smart phones. The application can be downloaded for free and provides seamless, low-cost pay-per-use international calling while on Wi-Fi or cellular networks, depending on the device, for the Vonage Mobile plan or unlimited calling to more than 60 countries, including India, Mexico and China for a flat monthly rate for the Vonage World Mobile plan. Bundle discounts are provided for customers who subscribe to both our residential and mobile Vonage World plans. We also recently introduced a Vonage Mobile application for Facebook that allows users to make free mobile calls to all of their Facebook friends who have the application, around the world, directly from their friends list, with a single touch.

Vonage has developed both a direct sales channel, as represented by web-sites and toll free numbers, and a retail distribution channel through regional and national retailers, including Wal-Mart. The direct and retail distribution channels are supported through integrated advertising campaigns across multiple media such as online, television, direct mail, alternative media, telemarketing, partner marketing, and customer referral programs.

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

Trends in Our Industry and Key Operating Data

A number of trends in our industry have a significant effect on our results of operations and are important to an understanding of our financial statements. The table below includes key operating data that our management uses to measure the growth and operating performance of our business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Gross subscriber line additions	154,997	143,645	309,715	370,255
Change in net subscriber lines	(5,236)	(88,643)	(31,015)	(95,136)
Subscriber lines (at period end)	2,403,881	2,495,218	2,403,881	2,495,218
Average monthly customer churn	2.3%	3.2%	2.5%	3.2%
Average monthly revenue per line	$31.21	$28.88	$31.23	$29.10
Average monthly telephony services revenue per line	$30.71	$28.18	$30.74	$28.21
Average monthly direct cost of telephony services per line	$8.72	$6.76	$8.64	$6.77
Marketing costs per gross subscriber line addition	$318.23	$363.01	$318.24	$318.26
Employees (excluding temporary help) (at period end)	1,158	1,260	1,158	1,260

Broadband adoption. The number of U.S. households with broadband Internet access has grown significantly. On March 16, 2010, the Federal Communications Commission released its National Broadband Plan, which seeks, through supporting broadband deployment and programs, to encourage broadband adoption for the approximately 100 million U.S. residents who do not have broadband at home. We expect the trend of broadband adoption to continue. We benefit from this trend because our service requires a broadband Internet connection and our potential addressable market increases as broadband adoption increases.

Competitive landscape. We face intense competition from traditional telephone companies, wireless companies, cable companies, and alternative voice communication providers. Most traditional wire line and wireless telephone service providers and cable companies are substantially larger and better capitalized than we are and have the advantage of a large existing customer base. In addition, because our competitors provide other services, they often choose to offer VoIP services or other voice services as part of a bundle that includes other products, such as video, high speed Internet access, and wireless telephone service, which we do not offer. Further, as wireless providers offer more minutes at lower prices, better coverage and companion landline alternative services, their services have become more attractive to households as a replacement for wire line service. We also compete against alternative voice communication providers, such as Skype, Google Voice, magicJack, and independent VoIP service providers. Some of these service providers have chosen to sacrifice telephony revenue in order to gain market share and have offered their services at low prices or for free. As we continue to introduce applications that integrate different forms of voice and messaging services over multiple devices, we are likely to face competition from emerging competitors focused on similar integration, as well as from established alternative voice communication providers. In addition, our competitors have partnered and may in the future partner with other competitors to offer products and services, leveraging their collective competitive positions. We also are subject to the risk of future disruptive technologies.

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

Subscriber lines. Our subscriber lines include, as of a particular date, all subscriber lines from which a customer can make an outbound telephone call on that date. Our subscriber lines include fax lines and soft phones but do not include our virtual phone numbers or toll free numbers, which only allow inbound telephone calls to customers. We believe that the decrease in our subscriber lines was primarily due to increasing wireless substitution, other competition, particularly from cable companies, poor economic conditions in 2009, and reduced marketing spending. Subscriber lines decreased from 2,495,218 as of June 30, 2009 to 2,403,881 as of June 30, 2010.

Average monthly customer churn. Average monthly customer churn for a particular period is calculated by dividing the number of customers that terminated during that period by the simple average number of customers during the period, and dividing the result by the number of months in the period. The simple average number of customers during the period is the number of customers on the first day of the period, plus the number of customers on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first 30 days after activation. Our average monthly customer churn was 2.3% and 3.2% for the three months ended June 30, 2010 and 2009, respectively. We believe the reduction in churn is due to initiatives to improve the customer’s experience including on-boarding and network quality, an improving economy and credit profile for new customer acquisitions, which has positively impacted non-pay churn, and the value proposition of the Vonage World offer. We monitor churn on a daily basis and use it as an indicator of the level of customer satisfaction. Other companies may calculate churn differently, and their churn data may not be directly comparable to ours. Customers who have been with us for a year or more tend to have a lower churn rate than customers who have not. Our churn will fluctuate over time due to economic conditions, competitive pressures including wireless substitution, market place perception of our services and our ability to provide high quality customer care and network quality and add future innovative products and services.

Average monthly revenue per line. Average monthly revenue per line for a particular period is calculated by dividing our total revenue for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. The simple average number of subscriber lines for the period is the number of subscriber lines on the first day of the period, plus the number of subscriber lines on the last day of the period, divided by two. Our average monthly revenue per line increased to $31.21 for the three months ended June 30, 2010 compared to $28.88 for the three months ended June 30, 2009. This increase was due primarily to an increase in the number of customers signing up for higher priced rate plans, pricing actions that we have taken in the past year, and improved customer quality that reduced bad debt costs. We do not expect average revenue per line to continue to increase in the second half of the year due to the impact of pricing promotions.

Average monthly telephony services revenue per line. Average monthly telephony services revenue per line for a particular period is calculated by dividing our total telephony services revenue for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. Our average monthly telephony services revenue per line increased to $30.71 for the three months ended June 30, 2010 from $28.18 for the three months ended June 30, 2009. This increase was due primarily to an increase in the number of customers signing up for higher priced rate plans, pricing actions that we have taken in the past year, and improved customer quality that reduced bad debt costs.

Average monthly direct cost of telephony services per line. Average monthly direct cost of telephony services per line for a particular period is calculated by dividing our direct cost of telephony services for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. We use the average monthly direct cost of telephony services per line to evaluate how effective we are at managing our costs of providing service. Our average monthly direct cost of telephony services per line was $8.72 for the three months ended June 30, 2010 compared to $6.76 for the three months ended June 30, 2009, due primarily to higher costs from higher international call volume associated with Vonage World, partially offset by more favorable rates negotiated with our service providers. Direct cost of telephony services is expected to continue to increase during the second half of the year as the usage from our growing base of Vonage World customers is expected to more than offset the savings on more favorable rates.

Marketing cost per gross subscriber line addition. Marketing cost per gross subscriber line addition is calculated by dividing our marketing expense for a particular period by the number of gross subscriber line additions during the period. Marketing expense does not include the cost of certain customer acquisition activities, such as rebates and promotions, which are accounted for as an offset to revenues, or customer equipment subsidies, which are accounted for as direct cost of goods sold. As a result, it does not represent the full cost to us of obtaining a new customer. Marketing cost per gross subscriber line addition decreased to $318.23 for the three months ended June 30, 2010 compared to $363.01 for the three months ended June 30, 2009, primarily due to reduced marketing spending and an increase in gross subscriber line additions compared to the prior year due to pricing promotions and plan offerings.

Employees. Employees represent the number of personnel that are on our payroll and exclude temporary or outsourced labor.

Regulation. Our business has developed in an environment largely free from regulation. The United States and other countries, however, are examining how VoIP services should be regulated. The request by Kansas and Nebraska that the Federal Communications Commission (“FCC”) rule that states can impose state universal service on VoIP service, discussed in Note 2 to our financial statements, is an example of efforts by regulators to determine how VoIP service fits into the telecommunications regulatory landscape. In addition to regulatory matters that directly address VoIP, a number of other regulatory initiatives could impact our business. One such regulatory initiative is net neutrality. In October 2009, the FCC proposed adopting net neutrality rules for broadband Internet service providers. If these rules are adopted, it would be more difficult for broadband Internet service providers to block or discriminate against Vonage service. The proposed rules also explicitly apply to wireless broadband Internet service, which could create greater opportunities for VoIP applications running on wireless broadband Internet service. The D.C. Circuit Court of Appeals in April 2010, however, ruled that the FCC had not provided an adequate justification to exercise regulatory authority over broadband Internet service to enforce its previous attempt at net neutrality regulation, the 2005 Internet Policy Statement, against a major broadband Internet service provider. This D.C. Circuit decision presents a potential obstacle for the FCC in its effort to adopt its proposed net neutrality rules. On May 6, 2010, FCC Chairman Genachowski announced that, in response to the D.C. Circuit decision, the FCC would seek to establish its authority over broadband Internet service by reclassifying the transmission component of broadband Internet service as a telecommunications service. The FCC has extensive regulatory authority over telecommunications services. However, the FCC had classified all broadband Internet services as information services between 2002 and 2007 and the FCC has relatively limited regulatory authority over information services. Reclassifying broadband Internet service as a telecommunications service would allow the FCC to adopt its proposed net neutrality rules for broadband Internet service. The FCC inquiry on its proposal to reclassify broadband Internet service is ongoing. See also the discussion under “Regulation” in note 2 to our financial statements for a discussion of certain other regulatory issues that impact us.

Operating Revenues

Operating revenues consists of telephony services revenue and customer equipment and shipping revenue.

Telephony services revenue. Substantially all of our operating revenues are telephony services revenue. In the United States, we have four residential plans, “Vonage World”, “Vonage Lite”, “Vonage Pro” and “Basic 500,” two mobile plans, “Vonage World Mobile” and “Vonage Mobile Pay Per Use” and two small office and home office calling plans, “Small Business Premium Unlimited Minutes” and “Small Business Basic 1500 Minutes.” Each of our unlimited plans offers unlimited domestic calling as well as unlimited calling to Puerto Rico, Canada and selected European countries, subject to certain restrictions, and each of our basic plans offers a limited number of domestic calling minutes per month. We also offer international calling plans that are bundled with our Residential Premium Unlimited plan where a customer can make calls to a chosen international region. We offer similar plans in Canada and the United Kingdom. The “Vonage World” plan launched in August 2009 offers unlimited calling across the U.S. and Puerto Rico, unlimited international calling to over sixty countries including India, Mexico and Canada, subject to certain restrictions, and free voicemail to text messages with Vonage Visual Voicemail. Under our basic plans, we charge on a per minute basis when the number of domestic calling minutes included in the plan is exceeded for a particular month. International calls (except for calls to Puerto Rico, Canada and certain European countries under our unlimited plans and a variety of countries under international calling plans and Vonage World) are charged on a per minute basis. These per minute fees are not included in our monthly subscription fees. In October 2009, we launched Vonage Mobile, our first mobile calling application for smart phones. Vonage Mobile is a free downloadable application that provides seamless, low-cost pay-per-use international calling while on Wi-Fi or cellular networks, depending on the device. In December 2009, we began offering Vonage World Mobile using this mobile calling application. Bundle discounts are provided for customers who subscribe to both our residential and mobile Vonage World plans.

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

In the United States, we charge regulatory recovery fees on a monthly basis to defray the costs associated with regulatory consulting and compliance as well as related litigation, E-911 compliance, and to cover taxes that we are charged by the suppliers of telecommunications services. In addition, we recognize revenue on a gross basis for contributions to the Federal Universal Service Fund, or USF, and related fees. All other taxes are recorded on a net basis.

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

Total direct cost of telephony services. Total direct cost of telephony services primarily consists of fees that we pay to third parties on an ongoing basis in order to provide our services. These fees include:

•

Access charges that we pay to other telephone companies to terminate domestic and international calls on the public switched telephone network. These costs represented approximately 47% and 43% of our direct cost of telephony services for the three months ended June 30, 2010 and 2009, respectively, respectively, with a portion of these payments ultimately being made to incumbent telephone companies. When a Vonage subscriber calls another Vonage subscriber, we do not pay an access charge.

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

Results of Operations

The following table sets forth, as a percentage of consolidated operating revenues, our consolidated statement of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Operating Revenues:
Telephony services	98%	98%	98%	97%
Customer equipment and shipping	2	2	2	3

	100	100	100	100

Operating Expenses:
Direct cost of telephony services (excluding depreciation and amortization)	28	23	28	23
Direct cost of goods sold	6	7	7	8
Selling, general and administrative	27	32	26	31
Marketing	22	24	22	27
Depreciation and amortization	6	6	6	6

	89	92	89	95

Income from operations	11	8	11	5

Other Income (Expense):
Interest income	—	—	—	—
Interest expense	(5)	(6)	(5)	(6)
Change in fair value of embedded conversion option and stock warrant	(4)	1	(2)	3
Loss on extinguishment of notes	(2)	—	(1)	—
Other, net	—	—	—	—

	(11)	(5)	(8)	(3)
Income (loss) before income tax expense	—	3	3	2

Income tax expense	—	—	—	—

Net income (loss)	—%	3%	3%	2%

Summary of Results for the Three and Six Months Ended June 30, 2010 and June 30, 2009

Telephony Services Revenue and Direct Cost of Telephony Services

(in thousands, except percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	Dollar Change	Percent Change	2010	2009	Dollar Change	Percent Change
Telephony services	$221,704	$214,709	$6,995	3%	$446,231	$430,352	$15,879	4%
Direct cost of telephony services (1)	62,969	51,480	11,489	22%	125,464	103,231	22,233	22%

(1)	Excludes depreciation and amortization of $4,959, $4,872, $9,940, and $9,629, respectively

Telephony services revenue. For the three months ended June 30, 2010, telephony services revenue increased by $6,995, or 3%, compared to the three months ended June 30, 2009. This was primarily driven by an increase in regulatory fees that we collected from subscribers of $15,691, which included $4,377 of USF and related fees with the remaining increase the result of pricing actions, a decrease in credits we issued to subscribers of $3,094, and a decrease of $5,561 in bad debt expense. These increases are offset by a decrease in international revenue of $5,458 primarily due to customers moving to our Vonage World plan, a decrease in fees that we charged for disconnecting our service of $3,114 due to fewer disconnections, and a decrease in additional features we provided to customers of $755. Fewer subscriber lines translated into a decrease in monthly subscription fees of $4,014 and our discontinuation of collecting activation fees, beginning in most cases in May 2009, contributed to a decrease in activation fees of $3,187, which included $330 for the change in our customer life from 44 months to 38 months in the first quarter of 2010.

For the six months ended June 30, 2010, telephony services revenue increased by $15,879, or 4%, compared to the six months ended June 30, 2009. This was primarily driven by an increase in regulatory fees that we collected from subscribers of $27,520, which included

$10,147 of USF and related fees, with the remaining increase the result of pricing actions, a decrease in credits we issued to subscribers of $5,477, and a decrease of $9,259 in bad debt expense. These increases are offset by a decrease in international revenue of $10,136 primarily due to customers moving to our Vonage World plan, a decrease in fees that we charged for disconnecting our service of $5,843 due to fewer disconnections, and a decrease in additional features we provided to customers of $1,188. Fewer subscriber lines translated into a decrease in monthly subscription fees of $2,956 and our discontinuation of collecting activation fees, beginning in most cases in May 2009, contributed to a decrease in activation fees of $4,780, which included $3,332 for the change in our customer life from 44 months to 38 months in the first quarter of 2010.

Direct cost of telephony services. For the three months ended June 30, 2010 compared to 2009, the increase in direct cost of telephony services of $11,489, or 22%, was primarily due to increased costs of $10,040 from higher international call volume associated with Vonage World, an increase of USF and related fees imposed by government agencies of $4,337, and an increase in other cost of $454. In addition, we had an increase in taxes that we pay on our purchase of telecommunications services from our suppliers of $108. These increases were offset by a decrease in domestic termination costs of $2,903, which are costs that we pay other phone companies for terminating phone calls, a decrease in our network costs of $343, which includes costs for co-locating equipment in other carriers’ facilities, for leasing phone numbers, routing calls on the Internet, and transferring calls to and from the Internet to the public switched telephone network and E-911 costs, and a decrease in local number portability costs of $243 due to dispute resolutions.

For the six months ended June 30, 2010 compared to 2009, the increase in direct cost of telephony services of $22,233, or 22%, was primarily due to the increased costs of $17,964 from higher international call volume associated with Vonage World, an increase of USF and related fees imposed by government agencies of $10,147, and an increase in other cost of $530. These increases were offset by a decrease in domestic termination costs of $5,277, which are costs that we pay other phone companies for terminating phone calls, a decrease in our network costs of $516, which includes costs for co-locating equipment in other carriers’ facilities, for leasing phone numbers, routing calls on the Internet, and transferring calls to and from the Internet to the public switched telephone network and E-911 costs, and a decrease in local number portability costs of $631 due to fewer customer additions and dispute resolutions.

Customer Equipment and Shipping Revenue and Direct Cost of Goods Sold

(in thousands, except percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	Dollar Change	Percent Change	2010	2009	Dollar Change	Percent Change
Customer equipment and shipping revenue	$3,637	$5,319	$(1,682)	(32%)	$7,061	$13,681	$(6,620)	(48%)
Direct cost of goods sold	14,053	16,179	(2,126)	(13%)	30,700	36,691	(5,991)	(16%)

Customer equipment and shipping gross loss	$(10,416)	$(10,860)	$444	4%	$(23,639)	$(23,010)	$(629)	(3%)

Customer equipment and shipping revenue. For the three months ended June 30, 2010 compared to 2009, our customer equipment and shipping revenue decreased by $1,682, or 32%, primarily due to lower equipment recovery fees due to fewer terminations and the introduction of a new promotion in May 2009 that eliminated equipment and shipping fees for customers who signed up for our residential unlimited plan which resulted in a decrease in customer equipment sales net of rebates of $898 and a decrease in customer shipping revenue of $784.

For the six months ended June 30, 2010 compared to 2009, our customer equipment and shipping revenue decreased by $6,620, or 48%, primarily due to lower equipment recovery fees due to fewer terminations and the introduction of a new promotion in May 2009 that eliminated equipment and shipping fees for customers who signed up for our residential unlimited plan which resulted in a decrease in customer equipment sales net of rebates of $3,687 and a decrease in customer shipping revenue of $2,933.

Direct cost of goods sold. For the three months ended June 30, 2010 compared to 2009, the decrease in direct cost of goods sold of $2,126, or 13%, was primarily due to a decrease in amortization costs on deferred customer equipment of $2,158, which included an offset of $299 due to the change of our customer life from 44 months to 38 months in the first quarter of 2010. There was also a decrease in shipping costs of $471 offset by an increase in waived activation fees for new customers of $334 and customer equipment costs of $169.

For the six months ended June 30, 2010 compared to 2009, the decrease in direct cost of goods sold of $5,991, or 16%, was primarily due to a decrease in customer equipment costs of $1,354 resulting from fewer period over period customer additions and lower promotional activity and a corresponding decrease in shipping costs of $1,287. There was also a decrease in amortization costs on deferred customer equipment of $3,113, which included an offset of $2,927 due to the change of our customer life from 44 months to 38 months in the first quarter of 2010, and a decrease in waived activation fees for new customers of $239.

Selling, General and Administrative

(in thousands, except percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	Dollar Change	Percent Change	2010	2009	Dollar Change	Percent Change
Selling, general and administrative	$60,768	$71,327	$(10,559)	(15%)	$121,555	$139,378	$(17,823)	(13%)

Selling, general and administrative. For the three months ended June 30, 2010 compared to 2009, there was a decrease in selling, general and administrative expense of $10,559, or 15%. This decrease was primarily due to prior year costs of $4,650 for settlements related to litigation and contractual disputes and severance costs related to the closing of our Canada facility. Additionally, we had lower salary related expense and outsourced temporary labor cost of $3,881, facility and other costs of $1,297, and credit card fees of $608. We reduced the number of kiosk locations, which decreased our retail kiosk costs by $694. These decreases were partially offset by an increase in professional fees of $317, primarily related to consulting, tax expense of $151, and shared-based cost of $103.

For the six months ended June 30, 2010 compared to 2009, there was a decrease in selling, general and administrative expense of $17,823, or 13%. This decrease was primarily due to lower costs of $3,062 for settlements related to litigation and contractual disputes and severance costs related to the closing of our Canada facility. Additionally, we had lower salary related and outsourced temporary labor cost of $7,023, facility and other costs of $2,354, shared-based cost of $1,487, and a decrease in credit card fees of $1,276. In addition, we reduced the number of kiosk locations, which decreased our retail kiosk costs by $1,645.

Marketing

(in thousands, except percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	Dollar Change	Percent Change	2010	2009	Dollar Change	Percent Change
Marketing	$49,324	$52,144	$(2,820)	(5%)	$98,564	$117,839	$(19,275)	(16%)

Marketing. For the three months ended June 30, 2010 compared to 2009, marketing expense decreased by $2,820, or 5%, primarily related to a decrease in alternative media of $3,565, in online advertising of $3,390, direct mail costs of $3,276, other marketing of $2,873, and in retail advertising of $1,477, which was offset by an increase in television advertising of $11,761. We have reduced marketing spending as we continue to refine our marketing strategies.

For the six months ended June 30, 2010 compared to 2009, marketing expense decreased by $19,275, or 16%, primarily related to a decrease in online advertising of $9,168, direct mail costs of $8,168, alternative media of $7,262, other marketing of $4,595, and in retail advertising of $3,861, which was offset by an increase in television advertising of $13,777. We have reduced marketing spending as we continue to refine our marketing strategies.

Depreciation and Amortization

(in thousands, except percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	Dollar Change	Percent Change	2010	2009	Dollar Change	Percent Change
Depreciation and amortization	$13,929	$13,848	$81	1%	$27,697	$26,744	$953	4%

Depreciation and amortization. The increase in depreciation and amortization of $81, or 1%, for the three months ended June 30, 2010 compared to 2009, was primarily due to an increase in depreciation of network equipment, computer equipment, and software amortization, partially offset by a lower impairment charge. We also recorded an impairment charge of $463 and $1,705 for the three months ended June 30, 2010 and 2009, respectively, for assets that no longer had future benefit.

The increase in depreciation and amortization of $953, or 4%, for the six months ended June 30, 2010 compared to 2009, was primarily due to an increase in depreciation of network equipment, computer equipment, and software amortization, partially offset by lower patent amortization and impairment charge. We also recorded an impairment charge of $664 and $2,429 for the six months ended June 30, 2010 and 2009, respectively, for assets that no longer had future benefit.

Other Income (Expense)

(in thousands, except percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	Dollar Change	Percent Change	2010	2009	Dollar Change	Percent Change
Interest income	$173	$60	$113	188%	$226	$170	$56	33%
Interest expense	(12,423)	(13,679)	1,256	9%	(25,634)	(27,221)	1,587	6%
Change in fair value of embedded conversion option and stock warrant	(8,241)	1,150	(9,391)	(817%)	(7,406)	14,120	(21,526)	(152%)
Loss on extinguishment of notes	(3,985)	—	(3,985)	*	(2,947)	—	(2,947)	*
Other, net	(43)	5	(48)	(960%)	60	806	(746)	(93%)

	$(24,519)	$(12,464)	$(12,055)		$(35,701)	$(12,125)	$(23,576)

Interest income. For the three months ended June 30, 2010 compared to 2009, the increase in interest income of $113, or 188%, was due to the increase in cash, cash equivalents, and marketable securities.

For the six months ended June 30, 2010 compared to 2009, the increase in interest income of $56, or 33%, was due to the increase in cash, cash equivalents, and marketable securities.

Interest expense. For the three months and six months ended June 30, 2010 compared to 2009, the decrease in interest expense was due to lower interest on our first lien credit facility due to reduced principal and on our convertible notes due to conversions, partially offset by higher interest on our second lien credit facility due to an increase in the principal balance as interest is paid in kind.

Change in fair value of embedded conversion option and stock warrant. The change in fair value of embedded conversion option and stock warrant fluctuates with changes in the price of our common stock. An increase in our stock price results in expense while a decrease in our stock price results in income. This account is also impacted due to the fact that we had fewer convertible notes remaining outstanding at June 30, 2010 compared to June 30, 2009 due to conversions.

Loss on early extinguishment of notes. For the three and six months ended June 30, 2010, we recorded a loss of $3,985 and $2,947, respectively, due to the acceleration of unamortized debt discount, debt related costs, and administrative agent fees associated with our first lien credit facility prepayment partially offset by gains associated with conversion of our convertible notes.

Income Tax Benefit (Expense)

(in thousands, except percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	Dollar Change	Percent Change	2010	2009	Dollar Change	Percent Change
Income tax expense	$(341)	$(301)	$(40)	(13%)	$(205)	$(469)	$264	56%

Income tax expense. The provision for each year represents state and local income taxes currently payable offset by sales of net operating loss carryforwards through participation in the State of New Jersey’s corporation business tax benefit certificate transfer program, which allows certain high technology and biotechnology companies to transfer unused New Jersey net operating loss carryovers to other New Jersey corporation business taxpayers. During 2003 and 2004, we submitted an application to the New Jersey Economic Development Authority, or EDA, to participate in the program and the application was approved. The EDA then issued a certificate certifying our eligibility to participate in the program. The program requires that a purchaser pay at least 75% of the amount of the surrendered tax benefit. For the six months ended June 30, 2010 and 2009, we sold $2,194 and $0, respectively, of our New Jersey State net operating loss carry forwards for a recognized benefit of $168 in 2010 and $0 in 2009. Collectively, all transactions represent approximately 85% of the surrendered tax benefit each year and have been recognized in the year received. In addition, for 2010 we are subject to alternative minimum tax at the federal level due to generation of taxable income.

Recognition of deferred tax assets will require generation of future taxable income. There can be no assurance that we will generate sufficient taxable income in future years. Therefore, we established a full valuation allowance on all net deferred tax assets.

Net Income (Loss)

(in thousands, except percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	Dollar Change	Percent Change	2010	2009	Dollar Change	Percent Change
Net income (loss)	$(562)	$2,285	$(2,847)	(125%)	$13,406	$7,556	$5,850	77%

Net Income (Loss). Based on the explanations described above, we incurred a net loss of $562 for the three months ended June 30, 2010, compared to net income of $2,285 for the three months ended June 30, 2009.

Based on the explanations described above, our net income of $13,406 for the six months ended June 30, 2010 increased by $5,850, or 77%, compared to the six months ended June 30, 2009.

Liquidity and Capital Resources

Overview

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2010	2009
	(dollars in thousands)
Net cash provided by operating activities	$144,518	$25,624
Net cash used in investing activities	(26,042)	(14,481)
Net cash used in financing activities	(24,484)	(2,001)

For the six months ended June 30, 2010, we generated income from operations and positive operating cash flow. Historically, we have generated negative or breakeven cash flows from operations. Our primary sources of funds have been proceeds from private placements of our preferred stock, private placements of convertible notes and borrowings under credit facilities, an initial public offering of our common stock, operating revenues, and borrowings under notes payable from our principal stockholder and Chairman, which were subsequently converted into shares of our preferred stock. We have used these proceeds for working capital, capital expenditures, funding operating losses, IP litigation settlements, repaying our prior convertible notes, and other general corporate purposes.

The Company has achieved profitability in certain recent quarters. We expect to continue to balance efforts to grow our customer base with consistently achieving profitability. To grow our customer base, we continue to make investments in marketing, application development as we seek to launch new products and services, network quality and expansion, and customer care. Although we believe we will achieve consistent profitability in the future, we ultimately may not be successful and we may never achieve consistent profitability. We believe that cash flow from operations and cash on hand will fund our operations for at least the next twelve months.

November 2008 Financing

On October 19, 2008, we entered into definitive agreements (collectively, the “Credit Documentation”) for a financing, which we completed on November 3, 2008, with Silver Point Finance, LLC, certain of its affiliates, other third parties and affiliates of us. The financing consisted of (i) a $130,300 senior secured first lien credit facility (the “First Lien Senior Facility”), (ii) a $72,000 senior secured second lien credit facility (the “Second Lien Senior Facility”) and (iii) the sale of the Convertible Notes (together with the First Lien Senior Facility and the Second Lien Senior Facility, the “Financing”).

Amounts borrowed under the Financing are secured by substantially all of the assets of us and our U.S. subsidiaries (the “Credit Parties”). The collateral secures the First Lien Senior Facility on a first lien basis, the Second Lien Senior Facility on a second lien basis and the Convertible Notes on a third lien basis, subject to an inter creditor agreement.

Commencing October 1, 2009, all specified unrestricted cash above $30,000, subject to certain adjustments, has been swept into a concentration account (the “Concentration Account”), and until the balance in the Concentration Account is at least equal to $30,000, we may not access or make any withdrawals from the Concentration Account. Thereafter, with limited exceptions, we have the right to withdraw funds from the Concentration Account in excess of $30,000. As of June 30, 2010, we funded $114,925 into the Concentration Account, offset by a reduction of funding of $16,710 through July 31, 2010.

The Credit Documentation includes customary representations and warranties of the Credit Parties. In addition, Credit Documentation for the Financing contains affirmative and negative covenants that affect, and in many respects may significantly limit or prohibit, among other things, the Credit Parties’ ability to incur, prepay, refinance or modify indebtedness; enter into acquisitions, investments, sales, mergers, consolidations, liquidations and dissolutions; invest in foreign subsidiaries; repurchase and redeem stock; modify material contracts; engage in transactions with affiliates and 5% stockholders; change lines of business; and make marketing expenditures under contracts with a duration in excess of one year that exceed for each quarter, an amount equal to 20% of consolidated pre-marketing operating income for the four quarters immediately preceding such quarter. Board approval must be obtained for any long-term commitment or series of related long-term commitments that would result in aggregate marketing expenditures by any of the Credit Parties of more than $25,000 during the term of the Financing. In addition, we must comply with certain financial covenants, which include a total leverage ratio, senior lien leverage ratios, minimum consolidated adjusted EBITDA, a fixed charge coverage ratio, maximum consolidated capital expenditures, minimum consolidated liquidity and minimum consolidated pre-marketing operating income. As of June 30, 2010, we were in compliance with all covenants, including financial covenants, under the Credit Documentation.

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

The loans under the Second Lien Senior Facility will mature in October 2015. Principal amounts under the Second Lien Senior Facility will be repayable in quarterly installments of $1,800 commencing the later of: (i) the last day of the fiscal quarter after payment-in-full of amounts under the First Lien Senior Facility and (ii) December 31, 2012, with the balance due in October 2015. Amounts under the Second Lien Senior Facility bear interest at 20% payable quarterly in arrears and payable in kind, or PIK, beginning December 31, 2008 until the third anniversary of the effective date and thereafter 20% payable quarterly in arrears in cash. If the First Lien Senior Facility has not been refinanced in full by the third anniversary of the effective date, then until such refinancing has occurred 70% of the interest due will be payable in cash with the balance payable in PIK. The amount paid in PIK as of June 30, 2010 was $27,912.

Certain events trigger prepayment obligations under the First Lien Senior Facility. In addition, after payment-in-full of amounts under the First Lien Senior Facility or in the event mandatory payments are waived by lenders under the First Lien Senior Facility, the Second Lien Senior Facility is subject to prepayment obligations and premiums consistent with those for the First Lien Senior Facility. Voluntary prepayments for the Second Lien Senior Facility also may be made at any time subject to a make-whole.

Beginning as of the end of the quarter ended March 31, 2010, because it was the first quarter during which we had more than $75,000 of specified unrestricted cash in any quarter, we are obligated to offer to prepay without premium certain amounts each quarter.

Consolidated Excess Cash Flow – March 31, 2010. As required under the Credit Documentation, on April 22, 2010, we offered to prepay loans under the First Lien Senior Facility in an aggregate amount equal to 50% of Consolidated Excess Cash Flow (as defined in the Credit Documentation). Consolidated Excess Cash Flow for the three months ended March 31, 2010 was $48,064. While certain holders of loans under the First Lien Senior Facility waived their right to receive the prepayment as permitted under the Credit Documentation, the $24,032 offered was paid on April 27, 2010 to holders that did not waive the prepayment. Of this amount, $23,187 was applied to the outstanding principal balance and $845 was applied to accrued but unpaid interest. A loss on extinguishment of $4,034, representing acceleration of unamortized debt discount, debt related costs, and administrative agent fees of $3,312, $662 and $60, respectively, was recorded in the three-month and six-month periods ended June 30, 2010 as a result of the prepayment.

Consolidated Excess Cash Flow – June 30, 2010. As required under the Credit Documentation, on July 16, 2010, we offered concurrently to prepay loans under the First Lien Senior Facility and Second Lien Senior Facility in an aggregate amount equal to 50% of Consolidated Excess Cash Flow (as defined in the Credit Documentation). Consolidated Excess Cash Flow for the three months ended June 30, 2010 was $81,551. While certain holders of loans under the First Lien Senior Facility waived their right to receive the prepayment as permitted under the Credit Documentation, the $4,655 offered was paid on July 21, 2010 to holders that did not waive the prepayment. Of this amount, $4,499 was applied to the outstanding principal balance and $156 was applied to accrued but unpaid interest. In addition, $13,281 offered was paid on July 21, 2010 to holders of loans under the Second Lien Senior Facility that did not waive the prepayment. Of this amount, $13,128 was applied to the outstanding principal balance and $153 was applied to accrued but unpaid interest. A loss on extinguishment, representing acceleration of unamortized debt discount, debt related costs, and administrative agent fees of approximately $731 for First Lien Senior Facility and $813 for Second Lien Senior Facility will be recorded in the three-month period ending September 30, 2010 as a result of the prepayments.

To the extent we obtain proceeds from asset sales, insurance/condemnation recoveries or extraordinary receipts, certain prepayments may be required under the First Lien Senior Facility that will be subject to a premium of 7% in year 2, 6% in year 3, 5% in year 4 and 3% in the first 9 months of year 5 and no premium thereafter. In addition, any voluntary prepayments or any mandatory prepayments that may be required from proceeds of debt and equity issuances will be subject to a make-whole during the first three years, and thereafter a premium of 5% in year 4 and 3% in the first 9 months of year 5, with the First Lien Senior Facility callable at par thereafter.

Third Lien Convertible Notes

Subject to conversion, repayment or repurchase of the Convertible Notes, the Convertible Notes mature in October 2015. Subject to customary anti-dilution adjustments (including triggers upon the issuance of common stock below the market price of the common stock or the conversion price of the Convertible Notes), the Convertible Notes are convertible into shares of our common stock at a rate equal to 3,448.2759 shares for each $1,000 principal amount of Convertible Notes, or approximately $0.29 per share. A permanent increase in the conversion rate, resulting in the issuance of additional shares, may occur if a fundamental change occurs. For the three and six months ended June 30, 2010, we received additional Notices of Conversion of $200 and $3,295, respectively, from certain note holders indicating their desire to convert their Convertible Notes. In the aggregate, $3,295 principal amount of Convertible Notes were converted into 11,362 shares of our common stock during the six months ended June 30, 2010. As of June 30, 2010, there were $2,400 principal amount of Convertible Notes outstanding.

Amounts under the Convertible Notes bear interest at 20% that accrues and compounds quarterly until October 30, 2011 at which time such accrued interest may be paid in cash. Any accrued interest not paid in cash on such date will continue to bear interest at 20% that accrues and compounds quarterly and is payable in cash on the maturity date of the Convertible Notes. After October 30, 2011, principal on Convertible Notes will bear interest at 20% payable quarterly in arrears in cash. However, if the First Lien Senior Facility has not been refinanced in full by October 31, 2011, then until such refinancing occurs, the cash interest will be capped at 14% with the balance of 6% accruing and compounding interest quarterly at 20%, to be paid in cash on the maturity date of the Convertible Notes. The amount of accrued and compounding interest as of June 30, 2010 was $932. In connection with note conversions for the three and six months ended June 30, 2010, $69 and $1,027, respectively, was paid for accrued interest.

Subject to specific limitations and the right of holders to convert prior to such time, we may cause the automatic conversion of the Convertible Notes into common stock on or after the third anniversary of the issue date if a 30-day volume-weighted average price of our common stock is greater than $6.00 per share.

State and Local Sales Taxes

We also have contingent liabilities for state and local sales taxes. As of June 30, 2010, we had a reserve of $4,282. If our ultimate liability exceeds this amount, it could affect our liquidity unfavorably. However, we do not believe it would significantly impair our liquidity.

Capital expenditures

For the six months ended June 30, 2010 and 2009, capital expenditures were primarily for the implementation of software solutions and purchase of network equipment as we continue to expand our network. Our capital expenditures for the six months ended June 30, 2010 were $16,106, of which $8,740 was for software acquisition and development. For 2010, we believe our capital expenditures will be approximately $45,000.

Operating Activities

Cash provided by operating activities increased to $144,518 during the six months ended June 30, 2010 compared to $25,624 for the prior year period, primarily due to changes in working capital requirements, higher revenues as a result of pricing actions, lower marketing expenditures, and overall tighter controls on costs partially offset by higher cost of telephony services attributable to increased international minutes of use associated with our Vonage World plan.

Changes in working capital requirements include changes in accounts receivable, prepaid and other assets, accounts payable, accrued and other liabilities, and deferred revenue and costs. Cash provided by working capital increased by $91,452 during the six months ended June 30, 2010 compared to the prior year period primarily due to the timing of payments and absence of prepayment opportunities for discounts and the return of an $8,925 security deposit from our device manufacturer as a result of improvements in our credit quality.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2010 of $26,042 was attributable to capital expenditures of $7,366, development of software assets of $8,740, and an increase in restricted cash of $9,936, primarily due to funding of the Concentration Account, partially offset by the reduction of $17,322 of reserves held by our credit card processors as a result of improvements in our credit quality.

Cash used in investing activities for the six months ended June 30, 2009 of $14,481 was attributable to capital expenditures of $5,272, development of software assets of $8,772, and $437 for the increase in restricted cash.

Financing Activities

Cash used in financing activities for the for the six months ended June 30, 2010 of $24,484 was attributable to $23,838 in first lien facility principal payments and $714 in capital lease payments.

Cash used in financing activities for the six months ended June 30, 2009 of $2,001 was attributable to $593 in capital lease payments, $1,158 in first lien facility principal payments, and $251 in additional debt related cost.

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

Foreign Exchange Risk

We sell our products and services in the United States, Canada, and the United Kingdom. Changes in currency exchange rates affect the valuation in our financial statements of the assets and liabilities of these operations. We also have a portion of our sales denominated in Euros, the Canadian Dollar, and the British Pound, which are also affected by changes in currency exchange rates. Our financial results could be affected by changes in foreign currency exchange rates, although foreign exchange risks have not been material to our financial position or results of operations to date.

Interest Rate and Debt Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt and to a lesser degree investments.

On October 19, 2008, we entered into definitive agreements for a financing consisting of (i) the $130,300 First Lien Senior Facility, (ii) the $72,000 Second Lien Senior Facility and (iii) the sale of $18,000 of our Convertible Notes. The funding for this transaction was completed on November 3, 2008. We are exposed to interest rate risk since amounts under the First Lien Senior Facility, at our option, bear interest at:

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

The interest rate on the Second Lien Senior Facility and Convertible Notes are fixed. As of June 30, 2010, if the interest rate on the Company’s variable rate debt changed by 1%, the Company’s annual debt service payment would change by approximately $1,000.

We have no investments at June 30, 2010. Historically, we invested in a variety of securities that consisted primarily of investments in interest-bearing demand deposit accounts with financial institutions, money market funds, and highly liquid debt securities of corporations and municipalities. By policy, we limited the amount of credit exposure to any one issuer.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) required by Securities Exchange Act of 1934 Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1.	Legal Proceedings

We are subject to a number of lawsuits, government investigations, and claims arising out of the conduct of our business. See a discussion of our litigation matters in Note 2 of notes to our financial statements, which is incorporated herein by reference.

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

Use of Proceeds from Initial Public Offering

On May 23, 2006, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File No. 333-131659) relating to our initial public offering (“IPO”). After deducting underwriting discounts and commissions and other offering expenses, our net proceeds from the offering equaled approximately $491,144, which includes $1,896 of costs incurred in 2005. We have invested the net proceeds of the offering in short-term, interest bearing securities pending their use to fund our expansion, including funding marketing expenses and operating losses. Except for payments in connection with IP litigation settlements and debt repayment, there has been no material change in our planned use of proceeds from our IPO as described in our final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b). We did not use any of the net proceeds from the IPO until after the year ended December 31, 2006. Through June 30, 2010, we used all of the $491,144 of the net proceeds from the IPO to fund operating activities of $292,309 including $223,858 for IP litigation settlements, $40,327 to pay note holders of our previously issued convertible notes, $27,051 for debt related costs related to the Financing, and $131,457 for capital expenditures, software development and patent purchases.

Item 3.	Defaults Upon Senior Securities

None

Item 5.	Other Information

The Company and Dr. David Nagel, a new member of the Company’s board of directors, are entering into an indemnification agreement. The indemnification agreement between the Company and Dr. Nagel is the Company’s standard form of indemnification agreement, a copy of which was filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007. The indemnification agreement provides indemnity, including the advancement of expenses, to the directors and executive officers of the Company against liabilities incurred in the performance of their duties to the fullest extent permitted by the General Corporation Law of the State of Delaware.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit
10.1*	Amended and Restated 2006 Incentive Plan (1)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

*	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on June 9, 2010.
(2)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VONAGE HOLDINGS CORP.

Dated: August 5, 2010	By:	/s/ BARRY ROWAN
Barry Rowan
Executive Vice President, Chief Financial Officer, Chief Administrative Officer and Treasurer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1*	Amended and Restated 2006 Incentive Plan (1)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

*	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on June 9, 2010.
(2)	Filed herewith.