Form 10-K/A
period 2009-12-31
VONAGE HOLDINGS CORP
filed 2010-09-29
CIK 1272830

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

Documents Incorporated By Reference

Selected portions of the Vonage Holdings Corp. definitive Proxy Statement, which was filed with the Securities and Exchange Commission within 120 days after December 31, 2009, are incorporated by reference in Part III of this Form 10-K.

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) amends the Annual Report on Form 10-K of Vonage Holdings Corp. (the “Company”) for the fiscal year ended December 31, 2009, originally filed with the Securities and Exchange Commission on February 26, 2010 (the “Form 10-K”). The Company is filing this Amendment No. 1 solely to update Exhibit 10.41 to the Form 10-K. The Company sought confidential treatment for portions of such exhibit and, following correspondence with the Securities and Exchange Commission, has restored certain portions of the exhibit that were previously redacted. In addition, the Company is also including Exhibits 31.3 and 31.4, as required by the rules applicable to the filing of this Amendment No. 1.

Except as described above, no changes have been made to the Form 10-K, and this Amendment No. 1 does not amend, update or change the financial statements or any other items or disclosures in the Form 10-K. This Amendment No. 1 should be read in conjunction with the Form 10-K.

ITEM 15. Exhibits, Financial Statement Schedules

(a)

(1) Financial Statements. The index to our financial statements is found on page F-1 of this Form 10-K.

(2) Financial Statement Schedules. Schedule II—Valuation and Qualifying Accounts is as follows:

	Balance at Beginning of Period	Additions		Less Deductions	Balance at End of Period
		Charged to Revenue	Charged to Expense
Allowance for Doubtful Accounts:
Year ended December 31, 2009	$2,045	$(193)	$–	$(420)	$1,432
Year ended December 31, 2008	1,924	207	–	(86)	2,045
Year ended December 31, 2007	476	1,448	–	–	1,924
Inventory Obsolescence
Year ended December 31, 2009	$1,405	$–	$2,514	$(3,487)	$432
Year ended December 31, 2008	3,080	–	1,519	(3,194)	1,405
Year ended December 31, 2007	1,270	–	2,799	(989)	3,080
Valuation Allowance for Deferred Tax
Year ended December 31, 2009	$386,547	$–	$(606)	$–	$385,941
Year ended December 31, 2008	382,791	–	3,756	–	386,547
Year ended December 31, 2007	278,575	–	104,216	–	382,791
Valuation Allowance for Assets Held for Sale
Year ended December 31, 2009	$–	$–	$–	$–	$–
Year ended December 31, 2008	1,374	–	621	(1,995)	–
Year ended December 31, 2007	–	–	1,374	–	1,374

3) Exhibits.

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of Vonage Holdings Corp.(6)
3.2	Second Amended and Restated By-laws of Vonage Holdings Corp(13)
4.1	Form of Certificate of Vonage Holdings Corp. Common Stock(4)
4.2	Form of 20.00% Senior Secured Third Lien Notes due 2015 issued by Vonage Holdings Corp. and Vonage America Inc.(15)
4.3	Stock Purchase Warrant To Purchase Common Stock of Vonage Holdings Corp.(3)
4.4	Stock Purchase Warrant To Purchase Shares of Series A-2 Convertible Preferred Stock, par value $.001 per share of Vonage Holdings Corp.(3)
10.1	2001 Stock Incentive Plan of Vonage Holdings Corp.(1)*
10.2	Form of Incentive Stock Option Agreement under the 2001 Stock Incentive Plan(1)*
10.3	Form of Nonqualified Stock Option Agreement for Employees under the 2001 Stock Incentive Plan(1)*
10.4	Form of Nonqualified Stock Option Agreement for Outside Directors under the 2001 Stock Incentive Plan(1)*
10.5	Amended and Restated Vonage Holding Corp. 2009 Incentive Plan(20)*
10.6	Form of Restricted Stock Unit Agreement under the Vonage Holdings Corp. 2006 Incentive Plan(9)*
10.7	Form of Nonqualified Stock Option Agreement under the Vonage Holdings Corp. 2006 Incentive Plan(9)*
10.8	Form of Restricted Stock Agreement under the Vonage Holdings Corp. 2006 Incentive Plan(9)*
10.9	Form of Restricted Stock Agreement for Non-Executive Directors under the Vonage Holdings Corp. 2006 Incentive Plan (Per Non-Executive Director Compensation Program)(14)*
10.10	Form of Nonqualified Stock Option Agreement for Non-Executive Directors (Quarterly Grants) under the Vonage Holdings Corp. 2006 Incentive Plan (Per Non-Executive Director Compensation Program)(14)*
10.11	Form of Nonqualified Stock Option Agreement for Non-Executive Directors (Sign-on Grant) under the Vonage Holdings Corp. 2006 Incentive Plan (Per Non-Executive Director Compensation Program)(14)*
10.12	Vonage Holdings Corp. 401(k) Retirement Plan(1)*
10.13	Lease Agreement, dated March 24, 2005, between 23 Main Street Holmdel Associates LLC and Vonage USA Inc.(1)
10.14	Amended and Restated Employment Agreement dated November 5, 2009 between Vonage Holdings Corp. and Marc P. Lefar(20)*
10.15	Indemnification Agreement dated as of July 29, 2008 by and between Vonage Holdings Corp. and Marc. P. Lefar(13)*
10.16	Form of Nonqualified Stock Option Agreement for Marc P. Lefar under the Vonage Holdings Corp. 2006 Incentive Plan(13)*
10.17	Amended and Restated Employment Agreement, dated February 8, 2006, between Vonage Holdings Corp. and Jeffrey A. Citron(1)*

10.18	Separation Agreement and General Release dated as of July 29, 2008 by and between Vonage Holdings Corp. and Jeffrey A. Citron(13)*
10.19	Amended and Restated Non-Compete Agreement dated as of October 17, 2008 by and between Vonage Holdings Corp. and Jeffrey A. Citron(16)
10.20	Consulting Agreement dated as of July 29, 2008 by and between Vonage Holdings Corp. and KEC Holdings LLC(13)*
10.21	Form of Nonqualified Stock Option Agreement for Jeffrey A. Citron under the Vonage Holdings Corp. 2006 Incentive Plan(13)*
10.22	Amended and Restated Employment Agreement, dated January 1, 2009, between Vonage Holdings Corp. and John S. Rego(17)*
10.23	Amended and Restated Employment Agreement, dated January 1, 2009, between Vonage Holdings Corp. and Louis A. Mamakos(17)*
10.24	Separation Agreement and General Release dated as of March 27, 2009 by and between Vonage Holdings Corp. and Louis A. Mamakos(18)*
10.25	Letter Agreement, dated November 8, 2006, between Vonage America Inc. and Jamie E. Haenggi(12)*
10.26	Amendment to Letter Agreement, dated January 1, 2009, between Vonage America Inc. and Jamie E. Haenggi(17)*
10.27	Letter Agreement, dated January 28, 2009, between Vonage Holdings Corp. and Theresa Hennesy(19)*
10.28	Letter Agreement, dated February 9, 2009, between Vonage Holdings Corp. and Nicholas P. Lazzaro(19)*
10.29	Letter Agreement, dated March 24, 2009, between Vonage Holdings Corp. and Kimberly O’Loughlin(19)*
10.30	Letter Agreement, dated November 19, 2008, between Vonage Holdings Corp. and Michael A. Tempora(19)*
10.31	Letter Agreement, dated July 15, 2009, between Vonage Holdings Corp. and Kurt Rogers(20)*
10.32	Non-Executive Director Compensation Program effective January 1, 2010(21)*
10.33	Form of Indemnification Agreement between Vonage Holdings Corp. and its directors and certain officers(10)
10.34	Third Amended and Restated Investors’ Rights Agreement, as amended, dated April 27, 2005, among Vonage Holdings Corp. and the signatories thereto(3)
10.35

Written Consent of Vonage Holdings Corp. and Certain Stockholders to the amendment to the Third Amended and Restated Investors’ Rights Agreement dated April 27, 2005, as amended, dated November 13, 2006(8)

10.36	Registration Rights Agreement, dated December 16, 2005, among Vonage Holdings Corp. and the signatories thereto(1)
10.37†	Agreement for Services, dated February 9, 2005, between Vonage Holdings Corp. and Third Party Verification, Inc.(2)
10.38†	First Amendment to Services Agreement, dated June 21, 2006, between Third Party Verification, Inc. and Vonage Holdings Corp.(7)
10.39†	Second Amendment to Services Agreement, dated August 25, 2006, between Third Party Verification, Inc. and Vonage Network of New Jersey d/b/a Vonage Network Inc. (assignee of Vonage Holding Corp.)(7)
10.40†	Fourth Amendment to Services Agreement, dated May 1, 2009 between Third Party Verification, Inc. and Vonage Network LLC (formerly known as Vonage Network Inc.)(19)
10.41††	License and Managed Services Agreement, dated December 23, 2009 between Vonage Network LLC and Amdocs Software Systems Limited and Amdocs, Inc.(22)
10.42	Patent Settlement Agreement, dated October 25, 2007, between Vonage Holdings Corp. and Verizon Services Corp.(11)
10.43	Settlement Agreement, effective October 27, 2007, between Vonage Holdings Corp. and Sprint Communications Company L.P.(11)
10.44	Settlement and Patent License Agreement, dated December 21, 2007, between Vonage Holdings Corp. and AT&T Corp.(11)
10.45	Settlement Agreement, effective January 1, 2008 between Vonage Holdings Corp. and Nortel Networks Inc. and Nortel Networks Limited(11)
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

10.52	Registration Rights Agreement, dated as of October 19, 2008, among Vonage Holdings Corp., Vonage America Inc. and purchasers of 20.00% Senior Secured Third Lien Notes due 2015(15)
21.1	List of Subsidiaries of Vonage Holdings Corp.(21)
23.1	Consent of BDO Seidman, LLP, independent registered public accounting firm(21)

31.1	Certification of our Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(21)
31.2	Certification of our Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(21)
31.3	Certification of our Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(22)
31.4	Certification of our Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(22)
32.1	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(21)

(1)	Incorporated by reference to Amendment No. 1 to Vonage Holdings Corp.’s Registration Statement on Form S-1 (File No. 333-131659) filed on April 7, 2006.
(2)	Incorporated by reference to Amendment No. 3 to Vonage Holdings Corp.’s Registration Statement on Form S-1 (File No. 333-131659) filed on April 26, 2006.
(3)	Incorporated by reference to Amendment No. 4 to Vonage Holdings Corp.’s Registration Statement on Form S-1 (File No. 333-131659) filed on April 28, 2006.
(4)	Incorporated by reference to Amendment No. 5 to Vonage Holdings Corp.’s Registration Statement on Form S-1 (File No. 333-131659) filed on May 8, 2006.
(5)	Incorporated by reference to Amendment No. 6 to Vonage Holdings Corp.’s Registration Statement on Form S-1 (File No. 333-131659) filed on May 22, 2006.
(6)	Incorporated by reference to Vonage Holdings Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on August 4, 2006.
(7)	Incorporated by reference to Vonage Holdings Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on November 8, 2006.
(8)	Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on November 14, 2006.
(9)	Incorporated by reference to Vonage Holding Corp.’s Annual Report on Form 10-K (File No. 001-32887) filed on April 17, 2007.
(10)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on November 14, 2007.
(11)	Incorporated by reference to Vonage Holding Corp.’s Annual Report on Form 10-K (File No. 001-32887) filed on March 17, 2008.
(12)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on May 12, 2008.
(13)	Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on August 4, 2008.
(14)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on August 11, 2008.
(15)	Incorporated by reference to Vonage Holding Corp.’s Amendment No. 8 to Schedule TO (File No. 005-82032) filed on October 22, 2008.
(16)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on November 10, 2008.
(17)	Incorporated by reference to Vonage Holding Corp.’s Annual Report on Form 10-K (File No. 001-32887) filed on March 3, 2009.
(18)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on May 11, 2009.
(19)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on August 6, 2009.
(20)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on November 6, 2009.
(21)	Incorporated by reference to Vonage Holding Corp.’s Annual Report on Form 10-K (File No. 001-32887) filed on February 26, 2010.
(22)	Filed herewith.
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

(b) Financial Statement Schedules

     Report of Independent Registered Public Accounting Firm

     Schedule II – Valuation and Qualifying Accounts.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the township of Holmdel, State of New Jersey, on September 29, 2010.

VONAGE HOLDINGS CORP.

Dated: September 29, 2010	By:	/S/ BARRY ROWAN
Barry Rowan
Executive Vice President, Chief Financial Officer, Chief Administrative Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Officer)

