Form 10-Q
period 2010-09-30
VONAGE HOLDINGS CORP
filed 2010-11-04
CIK 1272830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

*	The registrant has not yet been phased into the interactive data requirements.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2010
Common Stock, par value $0.001	212,684,909 shares

VONAGE HOLDINGS CORP.

Financial Information Presentation

For the financial information discussed in this Quarterly Report on Form 10-Q, other than per share and per line amounts, dollar amounts are presented in thousands, except where noted.

Part I – Financial Information

Item 1.	Financial Statements

VONAGE HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	September 30, 2010	December 31, 2009
	(unaudited)
Assets
Assets
Current assets:
Cash and cash equivalents	$136,251	$32,213
Accounts receivable, net of allowance of $1,004 and $1,432, respectively	19,000	15,053
Inventory, net of allowance of $610 and $432, respectively	4,265	7,771
Deferred customer acquisition costs, current	7,896	15,997
Prepaid expenses and other current assets	21,340	40,425

Total current assets	188,752	111,459

Property and equipment, net	79,315	90,548
Software, net	31,789	35,540
Deferred customer acquisition costs, non-current	1,518	7,075
Debt related costs, net	4,819	7,412
Restricted cash	48,480	43,700
Intangible assets, net	4,473	5,331
Other assets	3,250	12,319

Total assets	$362,396	$313,384

Liabilities and Stockholders’ Deficit
Liabilities
Current liabilities:
Accounts payable	$35,751	$11,512
Accrued expenses	103,362	69,171
Deferred revenue, current portion	46,687	55,929
Current maturities of capital lease obligations	1,708	1,500
Current portion of notes payables	1,303	1,303

Total current liabilities	188,811	139,415

Notes payable, net of discount and current maturities	177,185	200,468
Embedded features within notes payable, at fair value	79,520	25,050
Deferred revenue, net of current portion	2,310	8,629
Capital lease obligations, net of current maturities	18,145	19,448
Other liabilities, net of current portion in accrued expenses	7,816	12,283

Total liabilities	473,787	405,293

Commitments and Contingencies
Stockholders’ Deficit
Common stock, par value $0.001 per share; 596,950 shares authorized at September 30, 2010 and December 31, 2009; 214,564 and 201,628 shares issued at September 30, 2010 and December 31, 2009, respectively; 212,677 and 199,898 shares outstanding at September 30, 2010 and December 31, 2009, respectively	215	202
Additional paid-in capital	1,031,200	1,008,547
Accumulated deficit	(1,130,212)	(1,088,236)
Treasury stock, at cost, 1,887 shares at September 30, 2010 and 1,730 shares at December 31, 2009	(13,139)	(12,878)
Accumulated other comprehensive income	545	456

Total stockholders’ deficit	(111,391)	(91,909)

Total liabilities and stockholders’ deficit	$362,396	$313,384

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Operating Revenues:
Telephony services	$212,135	$216,085	$658,366	$646,437
Customer equipment and shipping	1,991	5,420	9,052	19,101

	214,126	221,505	667,418	665,538

Operating Expenses:
Direct cost of telephony services (excluding depreciation and amortization of $4,357, $4,371, $14,297 and $14,000, respectively)	60,263	52,044	185,727	155,275
Direct cost of goods sold	13,214	17,727	43,914	54,418
Selling, general and administrative	58,908	63,187	180,463	202,565
Marketing	49,254	57,393	147,818	175,232
Depreciation and amortization	12,649	12,881	40,346	39,625

	194,288	203,232	598,268	627,115

Income from operations	19,838	18,273	69,150	38,423

Other Income (Expense):
Interest income	154	58	380	228
Interest expense	(11,569)	(13,690)	(37,203)	(40,911)
Change in fair value of embedded features within notes payable and stock warrant	(62,150)	(62,998)	(69,556)	(48,878)
Gain (loss) on extinguishment of notes	(1,545)	3,816	(4,492)	3,816
Other income (expense), net	(19)	15	41	821

	(75,129)	(72,799)	(110,830)	(84,924)

Loss before income tax expense	(55,291)	(54,526)	(41,680)	(46,501)

Income tax expense	(91)	(29)	(296)	(498)

Net loss	$(55,382)	$(54,555)	$(41,976)	$(46,999)

Net loss per common share:
Basic	$(0.26)	$(0.33)	$(0.20)	$(0.29)

Diluted	$(0.26)	$(0.33)	$(0.20)	$(0.29)

Weighted-average common shares outstanding:
Basic	212,086	167,666	208,278	160,477

Diluted	212,086	167,666	208,278	160,477

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(41,976)	$(46,999)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization and impairment charges	39,487	38,530
Amortization of intangibles	859	1,095
Change in fair value of embedded features in notes payable and stock warrant	69,556	48,878
Loss on extinguishment of notes	4,492	(3,816)
Amortization of discount on notes	3,723	4,109
Accrued interest paid in-kind	13,471	12,513
Allowance for doubtful accounts	(438)	689
Allowance for obsolete inventory	1,848	1,911
Amortization of debt related costs	1,080	2,224
Share-based expense	5,831	6,893
Changes in operating assets and liabilities:
Accounts receivable	(3,503)	192
Inventory	1,667	(5,515)
Prepaid expenses and other current assets	18,739	(23,564)
Deferred customer acquisition costs	13,660	16,641
Other assets	9,069	1,663
Accounts payable	24,414	(23,604)
Accrued expenses	33,950	3,873
Deferred revenue	(15,584)	(14,624)
Other liabilities	(4,991)	(4,429)

Net cash provided by operating activities	175,354	16,660

Cash flows from investing activities:
Capital expenditures	(11,346)	(11,719)
Acquisition and development of software assets	(13,266)	(11,516)
Increase in restricted cash	(4,809)	(438)

Net cash used in investing activities	(29,421)	(23,673)

Cash flows from financing activities:
Principal payments on capital lease obligations	(1,095)	(911)
Principal payments on notes	(41,792)	(1,483)
Debt related costs	—	(251)
Proceeds from exercise of stock options	797	57

Net cash used in financing activities	(42,090)	(2,588)

Effect of exchange rate changes on cash	195	1,286

Net change in cash and cash equivalents	104,038	(8,315)
Cash and cash equivalents, beginning of period	32,213	46,134

Cash and cash equivalents, end of period	$136,251	$37,819

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$22,677	$22,050

Income taxes	$93	$1,019

Non-cash financing transactions during the periods for:
Conversion of convertible notes into common stock:
Third lien convertible notes, net of discount and debt related costs	$2,562	$8,846

Embedded conversion option within third lien convertible notes	$14,563	$53,480

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2009	$202	$1,008,547	$(1,088,236)	$(12,878)	$456	$(91,909)
Stock option exercises	2	795				797
Share-based expense		5,831				5,831
Share-based award activity				(261)		(261)
Convertible notes conversion	11	16,027				16,038
Comprehensive income (loss):
Foreign currency translation adjustment					89	89
Net loss			(41,976)			(41,976)

Total comprehensive income (loss)	—	—	(41,976)	—	89	(41,887)

Balance at September 30, 2010	$215	$1,031,200	$(1,130,212)	$(13,139)	$545	$(111,391)

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 1. Basis of Presentation and Significant Accounting Policies

Nature of Operations

Vonage Holdings Corp. (“Vonage”, “Company”, “we”, “our”, “us”) is incorporated as a Delaware corporation. We are a leading provider of communications services connecting individuals and social networks through broadband devices worldwide. While customers in the United States represented 94% of our subscriber lines at September 30, 2010, we also serve customers internationally with services in Canada and the United Kingdom.

Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations, cash flows and statement of stockholders’ deficit for the periods presented. The results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.

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

•

assumptions used to determine the fair value of the embedded conversion option within our convertible notes using the Monte Carlo simulation model. The key inputs are maturity date, risk-free interest rate, our stock price at valuation date, and historical volatility of our common stock; and

•

assumptions used to determine the fair value of the embedded make-whole premium feature within our senior secured first lien credit facility (the “First Lien Senior Facility”) and our senior secured second lien credit facility (the “Second Lien Senior Facility”).

We base our estimates on historical experience, available market information, appropriate valuation methodologies, and on various other assumptions that we believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Prepaid Expenses and Other Current Assets

	September 30, 2010	December 31, 2009
Nontrade receivables	$5,565	$7,117
Telecommunications	4,906	8,845
Software and hardware maintenance and support	4,854	6,958
Marketing	1,913	894
Insurance	1,565	1,885
Services	1,411	2,887
Other prepaids	1,126	2,382
Inventory	—	9,457

	$21,340	$40,425

Restricted Cash and Letters of Credit

Our credit card processors have established reserves to cover any exposure that they may have as we collect revenue in advance of providing services to our customers, which is a customary practice for companies that bill their customers in advance of providing services. Based on a review of credit risk exposure, our credit card processors reduced our cash reserves to $0 as of September 30, 2010, from $22,423 at December 31, 2009. We also had a cash collateralized letter of credit for $10,500 as of September 30, 2010 and December 31, 2009, respectively. In addition, we had a cash collateralized letter of credit for $7,350 as of September 30, 2010 and December 31, 2009, respectively, related to lease deposits for our offices and a cash collateralized letter of credit for $535 and $0 as of September 30, 2010 and December 31, 2009, respectively, related to an energy curtailment program for our offices. The total amount of collateralized letters of credit was $18,385 and $18,000 at September 30, 2010 and December 31, 2009, respectively. In the aggregate, cash reserves and collateralized letters of credit of $48,480 and $43,700 were recorded as long-term restricted cash at September 30, 2010 and December 31, 2009, respectively.

Pursuant to the terms of credit facilities (see Note 3. Notes Payable), commencing October 1, 2009, all specified unrestricted cash above $30,000, subject to certain adjustments, has been swept into a concentration account (the “Concentration Account”), and until the balance in the Concentration Account was at least equal to $30,000, we could not access or make any withdrawals from the Concentration Account. As of September 30, 2010, we have funded $129,679 into the Concentration Account; of this amount, $30,000 is reflected as restricted cash and $99,679 is reflected as cash. With limited exceptions, we will have the right to withdraw funds from the Concentration Account in excess of $30,000. We funded an additional $765 through October 31, 2010.

Software Costs

We capitalize certain costs, such as purchased software and internally developed software that we use for customer acquisition and customer care automation tools, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-40, “Internal-Use Software”. Computer software is stated at cost less accumulated amortization and the estimated useful life is two to three years. Total computer software was $84,950 and $72,359 at September 30, 2010 and December 31, 2009, respectively, substantially all of which were external costs. Accumulated amortization was $53,161 and $36,819 at September 30, 2010 and December 31, 2009, respectively. Amortization expense was $5,493 and $5,314 for the three months ended September 30, 2010 and 2009, respectively, and $16,999 and $14,657, including impairment of $135 and $969, for the nine months ended September 30, 2010 and 2009, respectively.

Development Expenses

Costs for research, including predevelopment efforts prior to establishing technological feasibility of software, are expensed as incurred. Development costs are capitalized when technological feasibility has been established and anticipated future revenues support the recoverability of the capitalized amounts. Capitalization stops when the product is available for general release to customers. Due to the short time period between achieving technological feasibility and product release and the insignificant amount of costs incurred during such periods, we have not capitalized any software development costs, and have expensed these costs as incurred. These costs are included in selling, general and administrative expense.

Debt Related Costs

Costs incurred in raising debt are deferred and amortized as interest expense using the effective interest method over the life of the debt. In connection with our financing transaction in November 2008, we recorded debt related costs of $12,271, which are being amortized over the life of the debt which is five years and seven years. Amortization expense related to these costs is included in interest expense in the consolidated statements of operations and was $321 and $1,080 for the three and nine months ended September 30, 2010,

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

respectively, and was $708 and $2,224 for the three and nine months ended September 30, 2009, respectively. Accumulated amortization of debt related costs was $7,452 and $4,859 at September 30, 2010 and December 31, 2009, respectively, including a $405 and $1,673 acceleration of unamortized debt related costs associated with the conversion of convertible notes for the nine months ended September 30, 2010 and the year ended December 31, 2009, respectively. At September 30, 2010, accumulated amortization of debt related costs included acceleration of unamortized debt related costs of $1,107 associated with the prepayment to certain holders of our First Lien Senior Facility and our Second Lien Senior Facility.

Accrued Expenses

	September 30 2010	December 31, 2009
Taxes and fees	$24,574	$14,415
Marketing	23,796	9,331
Compensation and related taxes and temporary labor	16,958	16,747
Litigation	11,518	6,689
Telecommunications	11,483	9,873
Other accruals	6,509	3,000
Professional fees	2,940	2,209
Accrued interest	2,565	3,304
Customer credits	2,205	3,384
Inventory	497	95
Credit card fees	317	124

	$103,362	$69,171

Derivative Instruments

We do not hold or issue derivative instruments for trading purposes. However, in accordance with FASB ASC 815, “Derivatives and Hedging” (“FASB ASC 815”), we review our contractual obligations to determine whether there are terms that possess the characteristics of derivative financial instruments that must be accounted for separately from the financial instrument in which they are embedded. Based upon this review, we are required to value the following features separately for accounting purposes:

•

certain features within our 20% senior secured third lien notes due 2015 (“Convertible Notes”) and a common stock warrant to purchase 514 shares of common stock at an exercise price of $0.58 because the number of shares to be received by the holder of those instruments upon conversion or exercise could change under certain conditions; and

•

the make-whole premium provisions within our First Lien Senior Facility and our Second Lien Senior Facility because upon prepayment under certain circumstances we may be required to settle the debt for more than its face amount.

We recognize these features as liabilities in our consolidated balance sheet at fair value each period and recognize any change in the fair value in our statement of operations in the period of change. We estimate the fair value of these liabilities using available market information and appropriate valuation methodologies.

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

Liabilities measured at fair value on a recurring basis include the following at September 30, 2010:

	Level 1	Level 2	Level 3	Total
Liabilities:
Stock warrant	$—	$1,077	$—	$1,077
Embedded conversion option	—	—	19,520	19,520
Make-whole premiums	—	—	60,000	60,000

	$—	$1,077	$79,520	$80,597

The following tables set forth the inputs as of September 30, 2010 and December 31, 2009 and a summary of changes in the fair value of our embedded conversion option for the nine months ended September 30, 2010 and for the year ended December 31, 2009:

	September 30, 2010	December 31, 2009
Maturity date	October 31, 2015	October 31, 2015
Risk-free interest rate	1.28%	2.95%
Price of common stock	$2.55	$1.40
Volatility	102.5%	109.3%

Liabilities:	Nine Months Ended September 30, 2010	For the Year Ended December 31, 2009
Beginning balance	$25,050	$32,720
Increase in value for notes converted	70	34,682
Fair value adjustment for notes converted	(14,563)	(57,050)
Total unrealized loss in earnings	8,963	14,698

Ending balance	$19,520	$25,050

The following table sets forth a summary of changes in the fair value of our make-whole premiums for the nine months ended September 30, 2010 and for the year ended December 31, 2009:

Liabilities:	Nine Months Ended September 30, 2010	For the Year Ended December 31, 2009
Beginning balance	$—	$—
Total unrealized loss in earnings	60,000	—

Ending balance	$60,000	$—

We estimate the fair value of the make-whole premiums as the difference between the estimated value of the First Lien Senior Facility and Second Lien Senior Facility with and without the make-whole premiums. Since there is no current observable market for valuing the make-whole premiums, we determine the value using a scenario analysis that incorporates the settlement alternatives available to the debt holders in connection with the make-whole premiums. The scenario analysis valuation model combined expected cash outflows with market-based assumptions and an estimate of the probability of each scenario occurring.

The fair value of the First Lien Senior Facility and Second Lien Senior Facility with the make-whole premiums is estimated by assigning probabilities to the likelihood of completing a repurchase at various settlement amounts as well as not completing a repurchase. Included in this analysis is the acceptance of prepayments without premium in connection with the Consolidated Excess Cash Flow (as defined in the Credit Agreement). The fair value of the First Lien Senior Facility and Second Lien Senior Facility without the make-whole premiums is estimated using a present value model. The present value model combined expected cash outflows with market-based assumptions regarding available interest rates, credit spread relative to our credit rating, and liquidity. As a component of these analyses, we incorporated a market participant consideration as to our capacity to fulfill our contractual obligations including our ability to fulfill any cash settlement obligations, as well as our ability to refinance the First Lien Senior Facility and Second Lien Senior Facility.

Through June 30, 2010, we estimated the fair value of the make-whole premiums to have nominal fair value. During the third quarter of 2010, due to our improved financial condition and favorable credit market conditions, we entered into formal negotiations with the administrative agent, who is also the primary lender, regarding repurchasing the First Lien Senior Facility and Second Lien Senior Facility. In addition, unlike the Consolidated Excess Cash Flow (as defined in the Credit Documentation) offer in April 2010 that was fully accepted and allowed us to prepay, without premium, specified amounts, holders did not fully accept our Consolidated Excess Cash

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Flow offer in July 2010, indicating our ability to continue to repay debt at par was no longer likely. We also determined that we could likely obtain financing at acceptable terms, which along with our existing cash on hand, would be sufficient to repurchase the First Lien Senior Facility and Second Lien Senior Facility including any amounts due pursuant to the make-whole premiums. Based upon these factors and our valuation analysis, the First Lien Senior Facility and the Second Lien Senior Facility make-whole premiums were estimated to have a fair value of $60,000 as of September 30, 2010. This value may be adjusted upward or downward in subsequent periods reflecting changes in the assumptions outlined above and does not reflect the actual value that might ultimately be paid.

Although management believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

Fair Value of Other Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, approximate fair value because of their short maturities. The carrying amounts of our capital leases approximate fair value of these obligations based upon management’s best estimates of interest rates that would be available for similar debt obligations at September 30, 2010 and December 31, 2009.

Each reporting period we evaluate market conditions, including available interest rates, credit spread relative to our credit rating, and liquidity in estimating the fair value of our debt. After considering such market conditions, we estimate that the fair value of our debt (See Note 3 Notes Payable) at September 30, 2010, using a present value model, was approximately $121,000 for the First Lien Senior Facility ($87,003 carrying amount), approximately $152,000 for the Second Lien Senior Facility ($88,183 carrying amount) and approximately $5,000 for the Convertible Notes ($3,302 carrying amount). The primary assumptions for calculating fair value are market interest rates observed from publicly traded debt with similar credit ratings and maturities as well as assuming our debt is redeemed at maturity.

Earnings per Share

Net loss per share has been computed according to FASB ASC 260, “Earnings per Share”, which requires a dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS represents net income (loss) divided by the weighted average number of common shares outstanding during a reported period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, including outstanding warrants, stock options, and restricted stock units under our 2001 Stock Incentive Plan and 2006 Incentive Plan, and the Convertible Notes, were exercised or converted into common stock. The dilutive effect of outstanding warrants, stock options, and restricted stock units is reflected in diluted earnings per share by application of the treasury stock method. In applying the treasury stock method for stock-based compensation arrangements, the assumed proceeds are computed as the sum of the amount the employee must pay upon exercise and the amounts of average unrecognized compensation cost attributed to future services. The dilutive effect of the Convertible Notes is reflected in diluted earnings per share using the if-converted method.

For the three and nine months ended September 30, 2010 and 2009, the following were excluded from the calculation of diluted earnings per common share because of their anti-dilutive effects:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Common stock warrant	514	514	514	514
Convertible Notes	8,276	21,962	8,276	21,962
Restricted stock units	2,385	2,983	2,385	2,983
Employee stock options	36,121	27,717	36,121	27,717

	47,296	53,176	47,296	53,176

Facility Exit and Restructuring Costs

In June 2009, we announced the closing of our office facility in Canada, which was completed by the end of 2009. The final facility and restructuring costs were $2,529 (including $340 and $2,464 for the three and nine months ended September 30, 2009, respectively), of which $1,090 (including $89 and $1,063 for the three and nine months ended September 30, 2009, respectively) was for severance and personnel-related costs, $670 (including $153 and $652 for the three and nine months ended September 30, 2009, respectively) was for lease termination and facilities-related costs, and $769 (including $97 and $749 for the three and nine months ended September 30, 2009, respectively) was for asset impairments.

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

On September 23, 2010, the parties reached a proposed settlement that includes a release and dismissal with prejudice of all consumer claims against us and will provide a settlement benefit of $4,750 into a common fund for the benefit of class members. The common fund will include all awarded fees, costs, and expenses (including attorneys’ fees and costs), the costs to provide notice of settlement, administrative expenses, and incentive awards, if any, with the remainder of the common fund to be distributed to members of the class pursuant to a plan of allocation among class members. The settlement is subject to negotiation of final documentation and Court approval. On September 28, 2010, the Court entered a Joint Stipulation staying the proceedings and terminating the pending Renewed Motion to Compel Arbitration. We have recorded a reserve of $4,750 to reflect the proposed settlement. Of this amount, $2,750 was recorded in the quarter ended September 30, 2010; with $1,500 and $750 recorded as a reduction to customer equipment and shipping and telephony services revenue, respectively, and $500 recorded as selling, general and administrative expense in the consolidated statement of operations. The remaining $2,000 was recorded as selling, general and administrative expense in the consolidated statement of operations in the quarter ended March 31, 2010.

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

Ceres Communications Technologies LLC. On October 6, 2010, Ceres Communications Technologies LLC (“Ceres”) filed a lawsuit against Vonage Holdings Corp. and its subsidiaries Vonage America, Inc. and Vonage Marketing LLC in the United States District Court for the District of Delaware alleging that Vonage’s products and services are covered by a patent held by Ceres, United States Patent No. 5,774,526, entitled “Reconfigurable On-Demand Telephone and Data Line System.” The suit also named numerous other companies as defendants, including AT&T, Inc., Cablevision Systems Corporation, Comcast Corporation, Cox Communications Inc., Skype Global S.a.r.l, Skype Inc., Time Warner Cable, and Verizon Communications Inc. Vonage is currently reviewing the validity of the Ceres patent and whether any of Vonage’s products and services are covered by it. Our response to the Complaint is currently due November 29, 2010.

From time to time, in addition to those identified above, we are subject to legal proceedings, claims, investigations, and proceedings in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment, and other matters. From time to time we receive letters from third parties initiating an opportunity for us to obtain patent licenses that might be relevant to our business. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss or range of loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Other than as set forth above, no additional reserves were recorded in the three months ended September 30, 2010. Litigation is inherently unpredictable. We believe that we have valid defenses with respect to the legal matters pending against us and are vigorously defending these matters. Given the uncertainty surrounding litigation and our inability to assess the likelihood of a favorable or unfavorable outcome in the above noted matters, it is possible that the resolution of one or more of these matters could have a material adverse effect on our consolidated financial position, cash flows or results of operations.

Regulation

Telephony services are subject to a broad spectrum of state and federal regulations. Because of the uncertainty over whether Voice over Internet Protocol (VoIP) should be treated as a telecommunications or information service, we have been involved in a substantial amount of state and federal regulatory activity. Implementation and interpretation of the existing laws and regulations is ongoing and is subject to litigation by various federal and state agencies and courts. Due to the uncertainty over the regulatory classification of VoIP service, there can be no assurance that we will not be subject to new regulations or existing regulations under new interpretations, and that such change would not introduce material additional costs to our business.

Federal – CALEA

On August 5, 2005, the Federal Communications Commission (the “FCC”) released an Order extending the obligations of the Communications Assistance for Law Enforcement Act (“CALEA”) to interconnected VoIP providers. Under CALEA, telecommunications carriers must assist law enforcement in executing electronic surveillance, which include the capability of providing call content and call-identifying information to a local enforcement agency, or LEA, pursuant to a court order or other lawful authorization.

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

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Federal – Local Number Portability

On May 13, 2009, the FCC adopted an order that reduced to one business day the amount of time that a telecommunications provider such as Vonage has to port a telephone number to another provider. The North American Numbering Council proposed processes to implement the one-day requirement on November 2, 2009. Large telecommunication providers (greater than 2% of the nation’s subscriber lines) have nine months to implement the process before the one-day requirement became effective on August 2, 2010. Smaller telecommunication providers, like Vonage, have fifteen months to implement the process before the one-day requirement becomes effective on February 2, 2011. If Vonage, or third parties it relies upon for porting, have difficulty complying with the new one-day porting requirement after the effective date, it could be subject to FCC enforcement action.

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

State and Municipal Taxes

In accordance with generally accepted accounting principles, we make a provision for a liability for taxes when it is both probable that a liability has been incurred and the amount of the loss or range of loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. For a period of time, we did not collect or remit state or municipal taxes (such as sales, excise, utility, use, and ad valorem taxes), fees or surcharges (“Taxes”) on the charges to our customers for our services, except that we historically complied with the New Jersey sales tax. We have received inquiries or demands from a number of state and municipal

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

taxing and 911 agencies seeking payment of Taxes that are applied to or collected from customers of providers of traditional public switched telephone network services. Although we have consistently maintained that these Taxes do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations, a number of states have changed their statutes to expressly include VoIP and we are now collecting and remitting sales taxes in those states. In addition, many states address how VoIP providers should contribute to support public safety agencies, and in those states we remit fees to the appropriate state agencies. We could also be contacted by state or municipal taxing and 911 agencies regarding Taxes that do explicitly apply to VoIP and these agencies could seek retroactive payment of Taxes. As such, we have a reserve of $5,976 as of September 30, 2010 as our best estimate of the potential tax exposure for any retroactive assessment. We believe the maximum estimated exposure for retroactive assessments is approximately $11,000 as of September 30, 2010.

Purchase Obligations

We have engaged a vendor to provide voicemail to text transcription services. We have committed to pay this vendor approximately $249 in 2010, $1,124 in 2011, $1,524 in 2012, and $1,197 in 2013. We have also engaged multiple vendors to provide collocation facilities. We have committed to pay these vendors approximately $817 in 2010, $4,926 in 2011, $4,577 in 2012, and $1,766 in 2013. In addition, we have engaged a vendor to provide local inbound services. We have committed to pay this vendor approximately $293 in 2010, $1,759 in 2011, and $1,466 in 2012.

Note 3. Notes Payable

	September 30, 2010	December 31, 2009
16% First Lien Senior Facility - due 2013, net of discount	$85,700	$107,246
20% Second Lien Senior Facility - due 2015, net of discount	88,183	86,614
20% Third Lien Convertible Notes - due 2015, net of discount	3,302	6,608

	$177,185	$200,468

	First Lien Senior Facility	Second Lien Senior Facility	Third Lien Convertible Notes
2010	$326	$—	$—
2011	4,235	—	—
2012	13,030	—	—
2013	81,910	1,800	—
2014	—	7,200	—
Thereafter	—	53,540	2,400

Minimum future payments of principal	99,501	62,540	2,400
Plus accreted interest	—	28,653	1,110
Less unamortized discount	12,498	3,010	208
Current portion	1,303	—	—

Long-term portion	$85,700	$88,183	$3,302

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

For the First Lien Senior Facility, an aggregate value of $105,322, or a discount of $24,978, was recorded. This discount is currently amortized to interest expense over the life of the loan using the effective interest method. The accumulated amortization was $12,480 and $5,362 at September 30, 2010 and December 31, 2009, respectively, including the acceleration of unamortized discount on notes related to the prepayment of the First Lien Senior Facility of $3,917 and $0 for the nine months ended September 30, 2010

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

and year ended December 31, 2009, respectively. The amortization for the three and nine months ended September 30, 2010 was $966 and $3,202, respectively. The amortization for the three and nine months ended September 30, 2009 was $1,159 and $3,425, respectively.

For the Second Lien Senior Facility, an aggregate value of $67,273, or a discount of $4,727, was recorded. This discount is currently amortized to interest expense over the life of the loan using the effective interest method. The accumulated amortization was $1,717 and $766 at September 30, 2010 and December 31, 2009, respectively, including the acceleration of unamortized discount on notes related to the prepayment of the Second Lien Senior Facility of $472 and $0 for the nine months ended September 30, 2010 and year ended December 31, 2009, respectively. The amortization for the three and nine months ended September 30, 2010 was $149 and $480, respectively. The amortization for the three and nine months ended September 30, 2009 was $164 and $485, respectively.

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

Second Lien Senior Facility

The loans under the Second Lien Senior Facility will mature in October 2015. Principal amounts under the Second Lien Senior Facility will be repayable in quarterly installments of $1,800 commencing the later of: (i) the last day of the fiscal quarter after payment-in-full of amounts under the First Lien Senior Facility or (ii) December 31, 2012, with the balance due in October 2015. Amounts under the Second Lien Senior Facility bear interest at 20% payable quarterly in arrears and payable in-kind, or PIK, beginning December 31, 2008 until the third anniversary of the effective date and thereafter 20% payable quarterly in arrears in cash. If the First Lien Senior Facility has not been refinanced in full by the third anniversary of the effective date, then until such refinancing has occurred 70% of the interest due will be payable in cash with the balance payable in PIK. The amount paid in PIK was $32,321 and $18,576 as of September 30, 2010 and December 31, 2009, respectively, of which $3,668 was paid as part of the accepted Consolidated Excess Cash Flow offer on July 16, 2010.

Consolidated Excess Cash Flow Prepayments

Beginning March 31, 2010, because it was the first quarter during which we had more than $75,000 of specified unrestricted cash in any quarter, we have offered to prepay without premium 50% of the Consolidated Excess Cash Flow (as defined in the Credit Documentation) each quarter.

First Lien Senior Facility

Consolidated Excess Cash Flow – March 31, 2010. On April 22, 2010, we offered to prepay $24,032 of loans under the First Lien Senior Facility. While certain holders of loans under the First Lien Senior Facility waived their right to receive the prepayment as permitted under the Credit Documentation, the $24,032 offered was paid on April 27, 2010 to holders that did not waive the prepayment including certain affiliates or associates of the Company’s directors. Of this amount, $23,187 was applied to the outstanding principal balance, and $845 was applied to accrued but unpaid interest. A loss on extinguishment of $4,034, representing acceleration of unamortized debt discount, debt related costs, and administrative agent fees of $3,312, $662 and $60, respectively, was recorded in the three-month period ended June 30, 2010 as a result of the prepayment.

Consolidated Excess Cash Flow – June 30, 2010. On July 16, 2010, we offered to prepay $40,776 of loans under the First Lien Senior Facility. While certain holders of loans under the First Lien Senior Facility waived their right to receive the prepayment as permitted under the Credit Documentation, $4,655 was paid on July 21, 2010 to holders that did not waive the prepayment, who were

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

affiliates or associates of the Company’s directors. Of this amount, $4,499 was applied to the outstanding principal balance and $156 was applied to accrued but unpaid interest. A loss on extinguishment of $731, representing acceleration of unamortized debt discount, debt related costs, and administrative agent fees of $605, $120 and $6, respectively, was recorded in the three-month period ended September 30, 2010 as a result of the prepayment.

Consolidated Excess Cash Flow – September 30, 2010. We will offer to prepay loans under the First Lien Senior Facility, and if applicable, the Second Lien Senior Facility in an aggregate amount of $11,084. We expect holders of the First Lien Senior Facility and Second Lien Senior Facility to waive their right to prepayment as a result of the proposed refinancing (See Note 4. Subsequent Events).

Second Lien Senior Facility

Consolidated Excess Cash Flow – June 30, 2010. On July 16, 2010, concurrent with the prepayment offer under the First Lien Senior Facility, we offered to prepay $40,776 of loans under the Second Lien Senior Facility less $4,655 required to prepay amounts under the First Lien Senior Facility prepayment offer. While certain holders of loans under the Second Lien Senior Facility waived their right to receive the prepayment as permitted under the Credit Documentation, $13,281 was paid on July 21, 2010 to holders that did not waive the prepayment, who were affiliates or associates of the Company’s directors. Of this amount $13,128 was applied to the outstanding principal balance of which $3,668 represents payment of PIK interest, which was recorded as a component of cash flows from financing activities, and $153 was applied to accrued but unpaid interest. A loss on extinguishment of $813, representing acceleration of unamortized debt discount, debt related costs, and administrative agent fees of $472, $325 and $16, respectively, was recorded in the three-month period ended September 30, 2010 as a result of the prepayment.

Other Prepayments under First Lien Senior Facility and Second Lien Senior Facility

Certain events trigger prepayment obligations under the First Lien Senior Facility. To the extent we obtain proceeds from asset sales, insurance/condemnation recoveries or extraordinary receipts, certain prepayments may be required that will be subject to a premium of 7% in year 2, 6% in year 3, 5% in year 4 and 3% in the first 9 months of year 5 and no premium thereafter. In addition, any voluntary prepayments or any mandatory prepayments that may be required from proceeds of debt and equity issuances will be subject to a make-whole provision during the first three years, and thereafter a premium of 5% in year 4 and 3% in the first 9 months of year 5, with the First Lien Senior Facility callable at par thereafter.

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

The First Lien Senior Facility and Second Lien Senior Facility include make-whole premiums that must be bifurcated from the underlying debt instrument and valued as a separate financial instrument because the economic and risk characteristics of the make-whole premiums meet the criteria for separate accounting as set forth in FASB ASC 815. The make-whole premiums were estimated to have a fair value of $60,000 as of September 30, 2010 and a nominal fair value as of December 31, 2009. This value may be adjusted upward or downward in subsequent periods reflecting changes in the assumptions outlined in note 1 and does not reflect the actual value that might ultimately be paid.

Third Lien Convertible Notes

Subject to conversion, repayment or repurchase of the Convertible Notes, the Convertible Notes mature in October 2015. Subject to customary anti-dilution adjustments (including triggers upon the issuance of common stock below the market price of the common stock or the conversion price of the Convertible Notes), the Convertible Notes are convertible into shares of our common stock at a rate equal to 3,448.2759 shares for each $1,000 principal amount of Convertible Notes, or approximately $0.29 per share. A permanent increase in the conversion rate, resulting in the issuance of additional shares, may occur if a fundamental change occurs. During the quarter we did not receive any additional Notices of Conversion from certain note holders indicating their desire to convert their Convertible Notes. In the aggregate in 2010 and 2009, $15,600 principal amount of Convertible Notes were converted into 53,793 shares of our common stock. As of September 30, 2010, there were $2,400 principal amount of Convertible Notes outstanding.

Amounts under the Convertible Notes bear interest at 20% that accrues and compounds quarterly until October 30, 2011 at which time such accrued interest may be paid in cash. Any accrued interest not paid in cash on such date will continue to bear interest at 20% that accrues and compounds quarterly and is payable in cash on the maturity date of the Convertible Notes. After October 30, 2011, principal on Convertible Notes will bear interest at 20% payable quarterly in arrears in cash. However, if the First Lien Senior Facility has not been refinanced in full by October 31, 2011, then until such refinancing occurs, the cash interest will be capped at 14% with the balance of 6% accruing and compounding interest quarterly at 20%, to be paid in cash on the maturity date of the Convertible Notes. The amount of accrued and compounding interest as of September 30, 2010 and December 31, 2009 was $1,110 and $1,478, respectively. In connection with note conversions for the three and nine months ended September 30, 2010, $0 and $1,027, respectively, was paid for accrued interest.

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

In accordance with recent guidance codified in FASB ASC 815, which was effective January 1, 2009, we determined that the Convertible Notes contain an embedded derivative that requires separate valuation from the Convertible Notes because an anti-dilution adjustment is triggered upon the issuance of common stock by us below the conversion price of the Convertible Notes. As explained below, we recognize this embedded derivative as a liability in our consolidated balance sheet at its fair value each period and recognize any change in the fair value in our statement of operations in the period of change. The fair value of the embedded derivative is determined using the Monte Carlo simulation model. The key inputs in the model are maturity date, risk-free interest rate, current share price and historical volatility of our common stock.

In accordance with FASB ASC 815, we determined the fair value of the conversion feature and recorded applicable amounts as follows:

Issuance. The fair value of the conversion feature at issuance was $39,990 which, upon the adoption of FASB ASC 815, was recorded as a liability with a corresponding reduction in additional-paid-in capital of $37,884, which was the premium originally recorded at issuance. The remaining $2,106 was recorded as a discount to be amortized to interest expense over the life of the loan using the effective interest method. Accumulated amortization of the discount was $1,898 and $1,541 as of September 30, 2010 and December 31, 2009, respectively, including a $316 and $1,271 acceleration of unamortized discount on notes related to the conversion of Convertible Notes, for the nine months ended September 30, 2010 and year ended December 31, 2009, respectively. The amortization for the three and nine months ended September 30, 2010 was $10 and $42, respectively. Amortization for the three and nine months ended September 30, 2009 was $57 and $199, respectively.

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

Conversion of Convertible Notes in 2009. At the time of conversions of $12,305 principal amount of Convertible Notes, which were converted into 42,431 shares of our common stock, we determined that the aggregate fair value of the conversion feature of those Convertible Notes was $57,050, which was an increase of $34,682 in the fair value of the conversion feature from December 31, 2008. The changes in fair value were recorded as an expense within other income (expense) for the year ended December 31, 2009. The aggregate fair value of the common stock issued by us in the conversion was $62,370 at the time of conversion, which was recorded as common stock and additional paid-in capital. In addition, in connection with the extinguishment of the converted Convertible Notes, we recorded a gain on extinguishment of $4,041 for the three and nine months ended September 30, 2009, respectively, which represented the difference in the carrying value of those Convertible Notes including the fair value of the conversion feature, which was reduced by the discount of $1,271 and debt related costs of $1,673 associated with those Convertible Notes, and the fair value of the common stock issued at the time of conversion.

Conversion of Convertible Notes in 2010. At the time of conversion of the $3,295 principal amount of Convertible Notes during the nine months ended September 30, 2010, which converted into 11,362 shares of our common stock, we determined that the aggregate fair value of the conversion feature of those Convertible Notes was $14,563, which was an increase in value of $70 from the fair value of the conversion feature as of December 31, 2009. This change in fair value was recorded as income within other income (expense), net for the nine months ended September 30, 2010. The aggregate fair value of the common stock issued by us in the conversion was $16,038 at the time of conversion, which was recorded as common stock and additional paid-in capital. In addition, in connection with the extinguishment of the converted Convertible Notes, we recorded a gain on extinguishment of $0 and $1,087 for the three and nine months ended September 30, 2010, respectively, which represented the difference in the carrying value of those Convertible Notes including the fair value of the conversion feature, which was reduced by the discount of $0 and $316 and debt related costs of $0 and $416 for the three and nine months ended September 30, 2010, respectively, associated with those Convertible Notes, and the fair value of the common stock issued at the time of conversion.

September 30, 2010. For the $2,400 principal amount of Convertible Notes, which are held by certain affiliates or associates of the Company’s directors, that were not converted as of September 30, 2010, the fair value of the conversion feature of those Convertible Notes at September 30, 2010 was $19,520, which was an increase in value of $8,963 from December 31, 2009.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 4. Subsequent Events

On November 2, 2010, we entered into definitive agreements to refinance our existing debt, which are described below in more detail. Consistent with these agreements, we plan to (i) exercise our existing right to retire debt under our First Lien Senior Facility for 100% of the contractual make-whole price, (ii) retire debt under our Second Lien Senior Facility at a discount to the contractual make-whole price, and (iii) cause the conversion of all outstanding Convertible Notes. During the fourth quarter of 2010, we will seek to refinance this existing debt with a new senior secured term loan having significantly lower interest rates and less restrictive covenants. Completion of a refinancing on such terms (as to which there can be no assurance) will provide us greater flexibility to operate and grow our business.

Master Agreement for Repayment of First Lien Loans and Second Lien Loans

On November 2, 2010, we and Vonage America Inc. entered into a master agreement (the “Master Agreement”) to repay in full amounts due under our First Lien Senior Facility and Second Lien Senior Facility (the “Repayment Transaction”). The Master Agreement has been executed by lenders holding approximately 71% of the loans outstanding (the “First Lien Lenders”) under our First Lien Senior Facility (the “First Lien Loans”) and lenders holding 100% of the loans outstanding (the “Second Lien Lenders”) under our Second Lien Senior Facility (the “Second Lien Loans”). The holders that signed the Master Agreement held a sufficient amount of First Lien Loans and Second Lien Loans to modify the credit documentation for such loans.

The prepayment in full of the First Lien Loans pursuant to the terms of the senior secured first lien credit facility, including the payment of the make-whole price thereunder, is a condition precedent to the repayment of the Second Lien Loans on the terms described below. As of October 31, 2010, the principal amount of the First Lien Loans was $99.5 million, accrued but unpaid interest was $3.9 million, and the required make-whole payment was $20.6 million. We paid to the First Lien Lenders that executed the Master Agreement (and will pay to any other First Lien Lender that becomes a party to the Master Agreement as provided therein) an amendment fee of 1% of the principal amount of First Lien Loans held by the lender, with such amount to be credited against any payment in full of all First Lien Loans on or before March 2, 2011.

The Second Lien Lenders have agreed to accept from us on any business day through March 2, 2011 as repayment in full of the Second Lien Loans an amount equal to the principal amount of the Second Lien Loans plus accrued but unpaid interest thereon, which was $89.7 million as of August 30, 2010, plus a payment of $72.8 million, representing an 81% premium above par and a more than 25% discount to the full make-whole price. We will also pay accrued but unpaid interest on this amount from August 30, 2010 through repayment. The Master Agreement also provides for the payment by us of an option fee to the Second Lien Lenders equal to 6% of the sum of the principal amount of the Second Lien Loans plus accrued but unpaid interest on the Second Lien Loans at August 30, 2010. As a result, we paid an option fee equal to $5.4 million, of which $4.5 million may be credited against the amount required to repay the Second Lien Loans. We agreed to make an additional cash payment to the Second Lien Lenders in an aggregate amount of $9.0 million if we engaged in Qualifying Discussions (as defined in the Master Agreement) prior to June 30, 2011 that result in and M&A Transaction (as defined in the Master Agreement) that is consummated prior to June 30, 2012.

If the Repayment Transaction is consummated, we will repay in full all of the then outstanding First Lien Loans and Second Lien Loans, totaling approximately $194.0 million.

Agreement for Conversion of Convertible Notes

On November 2, 2010, we separately entered into an agreement (the “Third Lien Agreement”) with holders of 100% of our outstanding Convertible Notes. We currently have $2.4 million aggregate principal amount of Convertible Notes outstanding, which are convertible into 8.3 million shares of our common stock. Pursuant to the Third Lien Agreement, the holders of the Convertible Notes have agreed to convert their Convertible Notes into shares of our common stock on or before March 2, 2011. We agreed to make a cash payment to the holders of the Convertible Notes in the amount of $2.2 million plus accrued but unpaid interest on the Convertible Notes to the date of conversion. As of October 31, 2010, accrued but unpaid interest on the Convertible Notes was $1.1 million.

Additional Information

Certain of our directors (or their affiliates or associates) are parties to the Master Agreement or Third Lien Agreement and because of the interests of these directors, the Master Agreement, the Third Lien Agreement and the transactions contemplated thereby were approved by our board of directors (with these directors abstaining) upon the recommendation of a special committee of disinterested directors.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

At the time the repurchase is completed, we expect to record a loss on extinguishment of debt of approximately $35,000, representing acceleration of unamortized debt discount, acceleration of debt related costs, acceleration of administrative agent fees, the call premium on the First Lien Senior Facility, and fees paid to existing lenders. In addition, the balance of the make-whole premium not previously recorded will be recognized.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our consolidated financial statements and the related notes included elsewhere in this Form 10-Q and our audited financial statements included in our Annual Report on Form 10-K. This discussion contains forward-looking statements. These forward-looking statements are based on information available at the time the statements are made and/or management’s belief as of that time with respect to future events and involve risks and uncertainties that could cause actual results and outcomes to be materially different. Important factors that could cause such differences include but are not limited to: the competition we face; our ability to adapt to rapid changes in the market for voice and messaging services and successfully introduce new products and services; our ability to control customer churn and attract new customers; worsening economic conditions; restrictions in our debt agreements that may limit our operating flexibility; system disruptions or flaws in our technology; results of pending or future litigation or intellectual property matters; results of regulatory inquiries into our business practices; our dependence on third party facilities, equipment and services; our dependence upon key personnel; any failure to meet New York Stock Exchange listing requirements; our history of net operating losses; our ability to obtain additional financing if needed; differences between our service and traditional phone services, including our 911 service; our dependence on our customers’ existing broadband connections; uncertainties relating to regulation of VoIP services; our ability to negotiate favorable rates with service providers and increases in termination charges that may be approved by regulators in various countries; our ability to complete the refinancing of our credit facilities and convertible notes; and other factors that are set forth in the “Risk Factors” in our Annual Report on Form 10-K, in our Quarterly Reports on Form 10-Q and in our Current Reports on Form 8-K. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, and therefore, you should not rely on these forward-looking statements as representing our views as of any date subsequent to the date this Form 10-Q is filed with the Securities and Exchange Commission.

Information Presentation

For the financial information discussed in this Quarterly Report on Form 10-Q, other than per share, per line amounts, subscriber lines and employees, amounts are presented in thousands, except where noted. All trademarks are the property of their owners.

Recent Developments

On October 19, 2008, we entered into definitive agreements (collectively, the “Credit Documentation”) for a financing consisting of (i) a $130,300 senior secured first lien credit facility (the “First Lien Senior Facility”), (ii) a $72,000 senior secured second lien credit facility (the “Second Lien Senior Facility”), and (iii) the sale of $18,000 of our 20% senior secured third lien notes due 2015 (the “Convertible Notes” and, together with the First Lien Senior Facility and the Second Lien Senior Facility, the “Financing”). The funding for this transaction was completed on November 3, 2008.

On November 2, 2010, we entered into definitive agreements to refinance our existing debt. Consistent with these agreements, we plan to (i) exercise our existing right to retire debt under our First Lien Senior Facility for 100% of the contractual make-whole price, (ii) retire debt under our Second Lien Senior Facility at a discount to the contractual make-whole price, and (iii) cause the conversion of all outstanding Convertible Notes. During the fourth quarter of 2010, we will seek to refinance this existing debt with a new senior secured term loan having significantly lower interest rates and less restrictive covenants. Completion of a refinancing on such terms (as to which there can be no assurance) will provide us greater flexibility to operate and grow our business. As a result of the progress of the negotiations and other facts and circumstances occurring in the third quarter of 2010, we have ascribed $60,000 of value as of September 30, 2010 to the make-whole premiums, which under FASB ASC 815, “Derivatives and Hedging” (“FASB ASC 815”) require separate valuation and evaluation each reporting period. This value may be adjusted upward or downward in subsequent periods reflecting changes in our assumptions and does not reflect the actual value that might ultimately be paid. In addition, at the time the repurchase is completed, we expect to record a loss on extinguishment of debt of approximately $35,000, representing acceleration of unamortized debt discount, acceleration of debt related costs, acceleration of administrative agent fees, the call premium on the First Lien Senior Facility, and fees paid to existing lenders. In addition, the balance of the make-whole premium not previously recorded will be recognized.

Overview

We are a leading provider of communications services connecting individuals and social networks through broadband devices worldwide. Our technology serviced approximately 2.4 million subscriber lines as of September 30, 2010. While customers in the United States represented 94% of our subscriber lines at September 30, 2010, we also serve customers internationally with services in Canada and the United Kingdom.

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

Our main offering is Vonage World, a residential plan that includes unlimited calling to more than 60 countries, including India, Mexico and China for a flat monthly rate. In addition, we have two mobile offerings, Vonage World Mobile and Vonage Mobile Pay Per Use, which use our mobile calling application for smart phones. The application can be downloaded for free and provides seamless, low-cost pay-per-use international calling while on Wi-Fi or cellular networks, depending on the device, for the Vonage Mobile plan or unlimited calling to more than 60 countries, including India, Mexico and China for a flat monthly rate for the Vonage World Mobile plan. Bundle discounts are provided for customers who subscribe to both our residential and mobile Vonage World plans. We also recently introduced a Vonage Mobile application for Facebook that allows users to make free mobile calls to all their Facebook friends who have the application around the world, directly from their friends list, with a single touch.

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

Trends in Our Industry and Key Operating Data

A number of trends in our industry have a significant effect on our results of operations and are important to an understanding of our financial statements. The table below includes key operating data that our management uses to measure the growth and operating performance of our business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Gross subscriber line additions	163,055	190,834	472,770	561,089
Change in net subscriber lines	(4,846)	(50,191)	(35,861)	(145,327)
Subscriber lines (at period end)	2,399,035	2,445,027	2,399,035	2,445,027
Average monthly customer churn	2.4%	3.4%	2.5%	3.2%
Average monthly revenue per line	$29.72	$29.89	$30.68	$29.37
Average monthly telephony services revenue per line	$29.45	$29.16	$30.27	$28.53
Average monthly direct cost of telephony services per line	$8.36	$7.02	$8.54	$6.85
Marketing costs per gross subscriber line addition	$302.07	$300.75	$312.66	$312.31
Employees (excluding temporary help) (at period end)	1,145	1,239	1,145	1,239

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

Subscriber lines. Our subscriber lines include, as of a particular date, all subscriber lines from which a customer can make an outbound telephone call on that date. Our subscriber lines include fax lines and soft phones but do not include our virtual phone numbers or toll free numbers, which only allow inbound telephone calls to customers. We believe that the decrease in our subscriber lines was primarily due to increasing wireless substitution, other competition, particularly from cable companies, poor economic conditions in 2009, and reduced marketing spending. Subscriber lines decreased from 2,445,027 as of September 30, 2009 to 2,399,035 as of September 30, 2010.

Average monthly customer churn. Average monthly customer churn for a particular period is calculated by dividing the number of customers that terminated during that period by the simple average number of customers during the period, and dividing the result by the number of months in the period. The simple average number of customers during the period is the number of customers on the first day of the period, plus the number of customers on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first 30 days after activation. Our average monthly customer churn was 2.4% and 3.4% for the three months ended September 30, 2010 and 2009, respectively. We believe the reduction in churn is due to initiatives to improve the customer’s experience including on-boarding and network quality, an improving economy and credit profile for new customer acquisitions, which has positively impacted non-pay churn, and the value proposition of the Vonage World offer. We monitor churn on a daily basis and use it as an indicator of the level of customer satisfaction. Other companies may calculate churn differently, and their churn data may not be directly comparable to ours. Customers who have been with us for a year or more tend to have a lower churn rate than customers who have not. Our churn will fluctuate over time due to economic conditions, competitive pressures including wireless substitution, market place perception of our services and our ability to provide high quality customer care and network quality and add future innovative products and services.

Average monthly revenue per line. Average monthly revenue per line for a particular period is calculated by dividing our total revenue for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. The simple average number of subscriber lines for the period is the number of subscriber lines on the first day of the period, plus the number of subscriber lines on the last day of the period, divided by two. Our average monthly revenue per line decreased slightly to $29.72 for the three months ended September 30, 2010 compared to $29.89 for the three months ended September 30, 2009.

Average monthly telephony services revenue per line. Average monthly telephony services revenue per line for a particular period is calculated by dividing our total telephony services revenue for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. Our average monthly telephony services revenue per line increased slightly to $29.45 for the three months ended September 30, 2010 from $29.16 for the three months ended September 30, 2009. This increase was due to an increase in the number of customers signing up for higher priced rate plans, higher service fees, and improved customer quality that reduced bad debt costs.

Average monthly direct cost of telephony services per line. Average monthly direct cost of telephony services per line for a particular period is calculated by dividing our direct cost of telephony services for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. We use the average monthly direct cost of telephony services per line to evaluate how effective we are at managing our costs of providing service. Our average monthly direct cost of telephony services per line was $8.36 for the three months ended September 30, 2010 compared to $7.02 for the three months ended September 30, 2009, due primarily to higher costs from higher international call volume associated with Vonage World, partially offset by more favorable rates negotiated with our service providers. Direct cost of telephony services both overall and on a per line basis is expected to continue to increase for the remainder of the year and into next year. The drivers of this increase are international calling by our growing base of Vonage World customers and, in 2011, potential regulatory termination charges in certain high volume countries.

Marketing cost per gross subscriber line addition. Marketing cost per gross subscriber line addition is calculated by dividing our marketing expense for a particular period by the number of gross subscriber line additions during the period. Marketing expense does not include the cost of certain customer acquisition activities, such as rebates and promotions, which are accounted for as an offset to revenues, or customer equipment subsidies, which are accounted for as direct cost of goods sold. As a result, it does not represent the full cost to us of obtaining a new customer. Marketing cost per gross subscriber line addition increased to $302.07 for the three months ended September 30, 2010 compared to $300.75 for the three months ended September 30, 2009, due to lower gross subscriber line additions compared to the prior year.

Employees. Employees represent the number of personnel that are on our payroll and exclude temporary or outsourced labor.

Regulation. Our business has developed in an environment largely free from regulation. The United States and other countries, however, are examining how VoIP services should be regulated. The request by Kansas and Nebraska that the Federal Communications Commission (“FCC”) rule that states can impose state universal service on VoIP service, discussed in Note 2 to our financial statements, is an example of efforts by regulators to determine how VoIP service fits into the telecommunications regulatory landscape. In addition to regulatory matters that directly address VoIP, a number of other regulatory initiatives could impact our business. One such regulatory initiative is net neutrality. In October 2009, the FCC proposed the adoption of net neutrality rules for broadband Internet service providers. If these rules are adopted, it would be more difficult for broadband Internet service providers to block or discriminate against Vonage service. The proposed rules also explicitly apply to wireless broadband Internet service, which could create greater opportunities for VoIP applications that run on wireless broadband Internet service. The D.C. Circuit Court of Appeals in April 2010, however, ruled that the FCC had not provided an adequate justification to exercise regulatory authority over broadband Internet service to enforce its previous attempt at net neutrality regulation, the 2005 Internet Policy Statement, against a major broadband Internet service provider. This D.C. Circuit decision presents a potential obstacle for the FCC in its effort to adopt its proposed net neutrality rules. On May 6, 2010, FCC Chairman Genachowski announced that, in response to the D.C. Circuit decision, the FCC would seek to establish its authority over broadband Internet service by reclassifying the transmission component of broadband Internet service as a telecommunications service. The FCC has extensive regulatory authority over telecommunications services. However, the FCC had classified all broadband Internet services as information services between 2002 and 2007 and the FCC has relatively limited regulatory authority over information services. Reclassifying broadband Internet service as a telecommunications service would allow the FCC to adopt its proposed net neutrality rules for broadband Internet service. The FCC inquiry on its proposal to reclassify broadband Internet service is ongoing. See also the discussion under “Regulation” in note 2 to our financial statements for a discussion of certain other regulatory issues that impact us.

Operating Revenues

Operating revenues consists of telephony services revenue and customer equipment and shipping revenue.

Telephony services revenue. Substantially all of our operating revenues are telephony services revenue. In the United States, we have four residential plans, “Vonage World”, “Vonage Lite”, “Vonage Pro” and “Basic 500,” two mobile plans, “Vonage World Mobile” and “Vonage Mobile Pay Per Use” and two small office and home office calling plans, “Small Business Premium Unlimited Minutes” and “Small Business Basic 1500 Minutes”. Each of our unlimited plans offers unlimited domestic calling as well as unlimited calling to Puerto Rico, Canada, and selected European countries, subject to certain restrictions, and each of our basic plans offers a limited number of domestic calling minutes per month. We also offer international calling plans that are bundled with our Residential Premium Unlimited plan where a customer can make calls to a chosen international region. We offer similar plans in Canada and the United Kingdom. The “Vonage World” plan now available in the U.S. and Canada, offers unlimited calling across the U.S. and Puerto Rico, unlimited international calling to over sixty countries including India, Mexico, and Canada, subject to certain restrictions, and free voicemail to text messages with Vonage Visual Voicemail. Under our basic plans, we charge on a per minute basis when the number of domestic calling minutes included in the plan is exceeded for a particular month. International calls (except for calls to Puerto Rico, Canada, and certain European countries under our unlimited plans and a variety of countries under international calling plans and Vonage World) are charged on a per minute basis. These per minute fees are not included in our monthly subscription fees. In October 2009, we launched Vonage Mobile, our first mobile calling application for smart phones. Vonage Mobile is a free downloadable application that provides seamless, low-cost pay-per-use international calling while on Wi-Fi or cellular networks, depending on the device. In December 2009, we began offering Vonage World Mobile using this mobile calling application. Bundle discounts are provided for customers who subscribe to both our residential and mobile Vonage World plans.

We derive most of our telephony services revenue from monthly subscription fees that we charge our customers under our service plans. We also offer residential fax service, virtual phone numbers, toll free numbers and other services, and charge an additional monthly fee for each service. One business fax line is included with each of our two small office and home office plans, but we charge monthly fees for additional business fax lines. We automatically charge these fees to our customers’ credit cards, debit cards and electronic check payments, or ECP, monthly in advance. We also automatically charge the per minute fees not included in our monthly subscription fees to our customers’ credit cards, debit cards or ECP monthly in arrears unless they exceed a certain dollar threshold, in which case they are charged immediately.

By collecting monthly subscription fees in advance and certain other charges immediately after they are incurred, we are able to reduce the amount of accounts receivable that we have outstanding, thus allowing us to have lower working capital requirements. Collecting in this manner also helps us mitigate bad debt losses, which are recorded as a reduction to revenue. If a customer’s credit card, debit card or ECP is declined, we generally suspend international calling capabilities as well as the customer’s ability to incur domestic usage charges in excess of their plan minutes. Historically, in most cases, we are able to correct the problem with the customer within the current monthly billing cycle. If the customer’s credit card, debit card or ECP could not be successfully processed during three billing cycles (i.e., the current and two subsequent monthly billing cycles), we terminate the account.

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

In addition, in some cases we charge a disconnect fee for customers who terminate their service plan within the first twelve months of service. Disconnect fees are recorded as revenue and are recognized at the time the customer terminates service.

Telephony services revenue is offset by the cost of certain customer acquisition activities, such as rebates and promotions.

Customer equipment and shipping revenue. Customer equipment and shipping revenue consists of revenue from sales of customer equipment to our wholesalers or directly to customers and retailers. In addition, customer equipment and shipping revenue includes the fees when collected that we charge our customers for shipping any equipment to them. In addition, in some cases we charge an equipment recovery fee for customers who terminate their service plan within the first twelve months of service. Equipment recovery fees are recorded as revenue and are recognized at the time the customer terminates service.

Operating Expenses

Operating expenses consist of direct cost of telephony services, royalties, direct cost of goods sold, selling, general and administrative expense, marketing expense, and depreciation and amortization.

Total direct cost of telephony services. Total direct cost of telephony services primarily consists of fees that we pay to third parties on an ongoing basis in order to provide our services. These fees include:

•

Access charges that we pay to other telephone companies to terminate domestic and international calls on the public switched telephone network. These costs represented approximately 51% and 41% of our direct cost of telephony services for the three months ended September 30, 2010 and 2009, respectively, with a portion of these payments ultimately being made to incumbent telephone companies. When a Vonage subscriber calls another Vonage subscriber, we do not pay an access charge.

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

Selling, general and administrative expense. Selling, general and administrative expense includes:

•

Compensation and benefit costs for all employees, which is the largest component of selling, general and administrative expense and includes customer care, research and development, network engineering and operations, sales and marketing, executive, legal, finance and human resources personnel.

•	Share-based expense related to share-based awards to employees, directors and consultants.

•	Outsourced labor related to customer care and retail in-store support activities.

•	Transaction fees paid to credit card, debit card and ECP companies, which include a per transaction charge in addition to a percent of billings charge.

•	Rent and related expenses.

•	Professional fees for legal, accounting, tax, public relations, lobbying and development activities.

•	Litigation settlements.

Marketing expense. Marketing expense consists of:

•	Advertising costs, which comprise a majority of our marketing expense and include online, television, direct mail, alternative media, promotions, sponsorships and inbound and outbound telemarketing.

•	Creative and production costs.

•	The costs to serve and track our online advertising.

•	Certain amounts we pay to retailers for newspaper insert advertising, product placement and activation commissions.

•	The cost associated with our customer referral program.

Depreciation and amortization expenses. Depreciation and amortization expenses include:

•	Depreciation of our network equipment, furniture and fixtures, and employee computer equipment.

•	Amortization of leasehold improvements and purchased and developed software.

•	Amortization of intangible assets (patents and trademarks).

•	Loss on disposal or impairment of property and equipment.

Other Income (Expense)

Other Income (Expense) consists of:

•	Interest income on cash and cash equivalents.

•	Interest expense on notes payable, patent litigation judgments and settlements and capital leases.

•	Amortization of debt related costs.

•	Accretion of notes.

•	Debt conversion expense relating to the conversion of notes payable to equity.

•	Gain (loss) on extinguishment of notes.

•	Change in fair value of embedded features within notes payable and stock warrant.

•	Life insurance proceeds.

Results of Operations

The following table sets forth, as a percentage of consolidated operating revenues, our consolidated statement of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Operating Revenues:
Telephony services	99%	98%	99%	97%
Customer equipment and shipping	1	2	1	3

	100	100	100	100

Operating Expenses:
Direct cost of telephony services (excluding depreciation and amortization)	28	23	28	23
Direct cost of goods sold	6	8	7	8
Selling, general and administrative	28	29	27	30
Marketing	23	26	22	26
Depreciation and amortization	6	6	6	6

	91	92	90	93

Income from operations	9	8	10	7

Other Income (Expense):
Interest income	—	—	—	—
Interest expense	(5)	(6)	(5)	(6)
Change in fair value of embedded features within notes payable and stock warrant	(29)	(28)	(10)	(7)
Gain (loss) on extinguishment of notes	(1)	2	(1)	1
Other income (expense), net	—	—	—	—

	(35)	(32)	(16)	(12)
Loss before income tax expense	(26)	(24)	(6)	(5)

Income tax expense	—	—	—	—

Net loss	(26)%	(24)%	(6)%	(5)%

Summary of Results for the Three and Nine Months Ended September 30, 2010 and September 30, 2009

Telephony Services Revenue and Direct Cost of Telephony Services

(in thousands, except percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	Dollar Change	Percent Change	2010	2009	Dollar Change	Percent Change
Telephony services	$212,135	$216,085	$(3,950)	(2%)	$658,366	$646,437	$11,929	2%
Direct cost of telephony services (1)	60,263	52,044	8,219	16%	185,727	155,275	30,452	20%

(1)	Excludes depreciation and amortization of $4,357, $4,371, $14,297, and $14,000, respectively

Telephony services revenue. For the three months ended September 30, 2010, telephony services revenue decreased by $3,950, or 2%, compared to the three months ended September 30, 2009. There was a decrease in the number of subscriber lines from 2,445,027 at September 30, 2009 to 2,399,035 at September 30, 2010. Fewer subscriber lines translated into a decrease in monthly subscription fees of $6,446 and our discontinuation of collecting activation fees, beginning in most cases in May 2009, contributed to a decrease in activation fees of $3,032, which included an offset of $68 for the change in our customer life from 44 months to 38 months in the first quarter of 2010. In addition, we had a decrease in international revenue of $5,011, primarily due to customers moving, as expected, to our fixed rate Vonage World plan, a decrease in fees that we charged for disconnecting our service of $3,340 due to fewer disconnections, and a decrease in additional features we provided to customers of $872. These decreases are offset by an increase in regulatory fees that we collected from subscribers of $5,627, which included a reduction of USF and related fees of $1,149, a decrease in credits we issued to subscribers of $6,908, and a decrease of $2,463 in bad debt expense.

For the nine months ended September 30, 2010, telephony services revenue increased by $11,929, or 2%, compared to the nine months ended September 30, 2009. This was primarily driven by an increase in regulatory fees that we collected from subscribers of $33,148, which included $8,997 of USF and related fees, with the remaining increase the result of pricing actions, a decrease in credits we issued to subscribers of $12,385, and a decrease of $11,721 in bad debt expense. These increases are offset by a decrease in international revenue of $15,147 primarily due to customers moving, as expected, to our fixed rate Vonage World plan, a decrease in fees that we charged for disconnecting our service of $9,184 due to fewer disconnections, and a decrease in additional features we provided to customers of $2,060. Fewer subscriber lines translated into a decrease in monthly subscription fees of $9,402 and our discontinuation of collecting activation fees, beginning in most cases in May 2009, contributed to a decrease in activation fees of $7,812, which included $3,250 for the change in our customer life from 44 months to 38 months in the first quarter of 2010.

Direct cost of telephony services. For the three months ended September 30, 2010 compared to 2009, the increase in direct cost of telephony services of $8,219, or 16%, was primarily due to increased costs of $10,752 from higher international call volume associated with Vonage World and an increase in other cost of $531. These increases were offset by a decrease in USF and related fees imposed by government agencies of $1,149 and a decrease in domestic termination costs of $1,140, which are costs that we pay other phone companies for terminating phone calls, a decrease in our network costs of $376, which includes costs for co-locating equipment in other carriers’ facilities, leasing phone numbers, routing calls on the Internet, transferring calls to and from the Internet to the public switched telephone network and E-911 costs, and a decrease in local number portability costs of $248 due to fewer customer additions.

For the nine months ended September 30, 2010 compared to 2009, the increase in direct cost of telephony services of $30,452, or 20%, was primarily due to the increased costs of $28,716 from higher international call volume associated with Vonage World, an increase of USF and related fees imposed by government agencies of $8,997, and an increase in other cost of $1,061 primarily related to licensing fees. These increases were offset by a decrease in domestic termination costs of $6,417, which are costs that we pay other phone companies for terminating phone calls, a decrease in our network costs of $892, which includes costs for co-locating equipment in other carriers’ facilities, leasing phone numbers, routing calls on the Internet, transferring calls to and from the Internet to the public switched telephone network and E-911 costs, and a decrease in local number portability costs of $879 due to fewer customer additions.

Customer Equipment and Shipping Revenue and Direct Cost of Goods Sold

(in thousands, except percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	Dollar Change	Percent Change	2010	2009	Dollar Change	Percent Change
Customer equipment and shipping revenue	$1,991	$5,420	$(3,429)	(63%)	$9,052	$19,101	$(10,049)	(53%)
Direct cost of goods sold	13,214	17,727	(4,513)	(25%)	43,914	54,418	(10,504)	(19%)

Customer equipment and shipping gross loss	$(11,223)	$(12,307)	$1,084	9%	$(34,862)	$(35,317)	$455	1%

Customer equipment and shipping revenue. For the three months ended September 30, 2010 compared to 2009, our customer equipment and shipping revenue decreased by $3,429, or 63%, primarily due to the impact of a $1,500 reserve made to cover potential refunds in connection with the proposed settlement of the consumer class action litigation (See Note 2. Commitments and Contingencies) and a decrease in equipment sales net of rebates of $1,965 related to lower equipment recovery fees due to fewer terminations.

For the nine months ended September 30, 2010 compared to 2009, our customer equipment and shipping revenue decreased by $10,049, or 53%, primarily due to the impact of a $1,500 reserve made to cover potential refunds in connection with the proposed settlement of the consumer class action litigation (See Note 2. Commitments and Contingencies) and a decrease in equipment sales net of rebates of $5,652 related to lower equipment recovery fees due to fewer terminations. In addition, there was a decrease in customer shipping revenue of $2,896 due to the introduction of a new promotion in May 2009 that eliminated equipment and shipping fees for customers who signed up for our residential unlimited plan.

Direct cost of goods sold. For the three months ended September 30, 2010 compared to 2009, the decrease in direct cost of goods sold of $4,513, or 25%, was primarily due to a decrease in amortization costs on deferred customer equipment of $2,242 which included an offset of $62 due to the change of our customer life from 44 months to 38 months in the first quarter of 2010. There was also a decrease in waived activation fees for new customers of $1,016, customer equipment costs of $689, and shipping costs of $566.

For the nine months ended September 30, 2010 compared to 2009, the decrease in direct cost of goods sold of $10,504, or 19%, was primarily due to a decrease in customer equipment costs of $2,042 resulting from fewer period over period customer additions and lower promotional activity and a corresponding decrease in shipping costs of $1,852. There was also a decrease in amortization costs on deferred customer equipment of $5,355, which included an offset of $2,856 due to the change of our customer life from 44 months to 38 months in the first quarter of 2010, and a decrease in waived activation fees for new customers of $1,255.

Selling, General and Administrative

(in thousands, except percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	Dollar Change	Percent Change	2010	2009	Dollar Change	Percent Change
Selling, general and administrative	$58,908	$63,187	$(4,279)	(7%)	$180,463	$202,565	$(22,102)	(11%)

Selling, general and administrative. For the three months ended September 30, 2010 compared to 2009, there was a decrease in selling, general and administrative expense of $4,279, or 7%. This decrease was primarily due to a decrease in salary related expense and outsourced temporary labor cost of $3,913, professional fees of $1,354, facility and other costs of $435, and credit card fees of $740. These decreases were partially offset by an increase in tax expense relating to uncollected transactional tax exposure of $1,594, shared based cost of $425, and $168 for settlements related to litigation and contractual disputes.

For the nine months ended September 30, 2010 compared to 2009, there was a decrease in selling, general and administrative expense of $22,602, or 11%. This decrease was primarily due to a decrease in salary related expense and outsourced temporary labor cost of $10,936, facility and other costs of $2,789, and credit card fees of $2,017. Additionally, we had lower costs of $2,894 for settlements related to litigation and contractual disputes and severance costs related to the close down of our Canada facility. We had a decrease in professional fees of $1,508, a decrease in shared based cost of $1,062, and lower retail kiosk costs of $1,665 due to a reduction in the number of kiosk locations.

Marketing

(in thousands, except percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	Dollar Change	Percent Change	2010	2009	Dollar Change	Percent Change
Marketing	$49,254	$57,393	$(8,139)	(14%)	$147,818	$175,232	$(27,414)	(16%)

Marketing. For the three months ended September 30, 2010 compared to 2009, marketing expense decreased by $8,139, or 14%, primarily related to a decrease in other marketing of $4,331, in alternative media of $2,692, in direct mail costs of $1,934, and in retail advertising of $792, which was offset by an increase in television advertising of $1,034 and in online advertising of $576. We have reduced marketing spending as we continue to refine our marketing strategies.

For the nine months ended September 30, 2010 compared to 2009, marketing expense decreased by $27,414, or 16%, primarily related to a decrease in direct mail costs of $10,101, alternative media of $9,953, other marketing of $8,926, online advertising of $8,592, and in retail advertising of $4,653, which was offset by an increase in television advertising of $14,811. We have reduced marketing spending as we continue to refine our marketing strategies.

Depreciation and Amortization

(in thousands, except percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	Dollar Change	Percent Change	2010	2009	Dollar Change	Percent Change
Depreciation and amortization	$12,649	$12,881	$(232)	(2%)	$40,346	$39,625	$721	2%

Depreciation and amortization. The decrease in depreciation and amortization of $232, or 2%, for the three months ended September 30, 2010 compared to 2009, was primarily due to certain assets being fully amortized.

The increase in depreciation and amortization of $721, or 2%, for the nine months ended September 30, 2010 compared to 2009, was primarily due to an increase in depreciation of network equipment, computer equipment, and software amortization, partially offset by lower patent amortization and impairment charge. We also recorded an impairment charge of $717 and $2,510 for the nine months ended September 30, 2010 and 2009, respectively, for assets that no longer had future benefit.

Other Income (Expense)

(in thousands, except percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	Dollar Change	Percent Change	2010	2009	Dollar Change	Percent Change
Interest income	$154	$58	$96	166%	$380	$228	$152	67%
Interest expense	(11,569)	(13,690)	2,121	15%	(37,203)	(40,911)	3,708	9%
Change in fair value of embedded features within notes payable and stock warrant	(62,150)	(62,998)	848	1%	(69,556)	(48,878)	(20,678)	(42%)
Gain (loss) on extinguishment of notes	(1,545)	3,816	(5,361)	(140%)	(4,492)	3,816	(8,308)	(218%)
Other income (expense), net	(19)	15	(34)	(227%)	41	821	(780)	(95%)

	$(75,129)	$(72,799)	$(2,330)		$(110,830)	$(84,924)	$(25,906)

Interest income. For the three months ended September 30, 2010 compared to 2009, the increase in interest income of $96, or 166%, was due to the increase in cash and cash equivalents.

For the nine months ended September 30, 2010 compared to 2009, the increase in interest income of $152, or 67%, was due to the increase in cash and cash equivalents.

Interest expense. For the three months ended September 30, 2010 compared to 2009, the decrease in interest expense was due to lower interest on our First Lien Senior Facility due to reduced principal and on our convertible notes due to conversions, partially offset by higher interest on our Second Lien Senior Facility due to an increase in the principal balance as interest is paid in kind.

For the nine months ended September 30, 2010 compared to 2009, the decrease in interest expense was due to lower interest on our First Lien Senior Facility due to reduced principal and on our convertible notes due to conversions, partially offset by higher interest on our Second Lien Senior Facility due to an increase in the principal balance as interest is paid in kind.

Change in fair value of embedded features within notes payable and stock warrant. The change in fair value of embedded conversion option within our Convertible Notes and stock warrant fluctuates with changes in the price of our common stock. An increase in our stock price results in expense while a decrease in our stock price results in income. This account is also impacted due to the fact that we had fewer convertible notes remaining outstanding at September 30, 2010 compared to September 30, 2009 due to conversions. In addition, due to the progress of our repurchase negotiations and other factors, the make-whole premiums in our First Lien Senior Facility and Second Lien Senior Facility were ascribed a value of $60,000 as of September 30, 2010, impacting both the three and nine months ended September 30, 2010.

Gain (loss) on early extinguishment of notes. For the three and nine months ended September 30, 2010, we recorded a loss of $1,545 and $4,492, respectively, compared to a gain of $3,816 for the three and nine months ended September 30, 2009, due to the acceleration of unamortized debt discount, debt related costs, and administrative agent fees associated with our First Lien Senior Facility and Second Lien Senior Facility prepayments partially offset by gains associated with conversion of our convertible notes.

Other. We recognized $792 in other income for the nine months ended September 30, 2009 for the net proceeds we received from a key-man term life insurance policy related to the passing of a former executive.

Income Tax Expense

(in thousands, except percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	Dollar Change	Percent Change	2010	2009	Dollar Change	Percent Change
Income tax expense	$(91)	$(29)	$(62)	(214%)	$(296)	$(498)	$202	41%

Income tax expense. The provision for each year represents state and local income taxes currently payable offset by sales of net operating loss carryforwards through participation in the State of New Jersey’s corporation business tax benefit certificate transfer program, which allows certain high technology and biotechnology companies to transfer unused New Jersey net operating loss carryovers to other New Jersey corporation business taxpayers. During 2003 and 2004, we submitted an application to the New Jersey Economic Development Authority, or EDA, to participate in the program and the application was approved. The EDA then issued a certificate certifying our eligibility to participate in the program. The program requires that a purchaser pay at least 75% of the amount of the surrendered tax benefit. For the nine months ended September 30, 2010 and 2009, we sold $2,194 and $0, respectively, of our New Jersey State net operating loss carry forwards for a recognized benefit of $168 in 2010 and $0 in 2009. Collectively, all transactions represent approximately 85% of the surrendered tax benefit each year and have been recognized in the year received. In addition, for 2010 we are subject to alternative minimum tax at the federal level due to generation of taxable income.

Net loss

(in thousands, except percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	Dollar Change	Percent Change	2010	2009	Dollar Change	Percent Change
Net loss	$(55,382)	$(54,555)	$(827)	(2%)	$(41,976)	$(46,999)	$5,023	11%

Net loss. Based on the explanations described above, we incurred a net loss of $55,382 and $41,976, respectively, for the three and nine months ended September 30, 2010, compared to a net loss of $54,555 and $46,999, respectively, for the three and nine months ended September 30, 2009.

Liquidity and Capital Resources

Overview

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2010	2009
	(dollars in thousands)
Net cash provided by operating activities	$175,354	$16,660
Net cash used in investing activities	(29,421)	(23,673)
Net cash used in financing activities	(42,090)	(2,588)

For the nine months ended September 30, 2010 and the year ended December 31, 2009, we generated income from operations and positive operating cash flow. We expect to continue to balance efforts to grow our customer base while consistently achieving operating profitability. To grow our customer base, we continue to make investments in marketing, application development as we seek to launch new services, network quality and expansion, and customer care. Although we believe we will achieve consistent profitability in the future, we ultimately may not be successful and we may never achieve consistent profitability. We believe that cash flow from operations and cash on hand will fund our operations for at least the next twelve months.

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

Commencing October 1, 2009, all specified unrestricted cash above $30,000, subject to certain adjustments, has been swept into a concentration account (the “Concentration Account”), and until the balance in the Concentration Account is at least equal to $30,000, we may not access or make any withdrawals from the Concentration Account. Thereafter, with limited exceptions, we have the right to withdraw funds from the Concentration Account in excess of $30,000. As of September 30, 2010, we funded $129,679 into the Concentration Account. We funded an additional $765 through October 31, 2010.

The Credit Documentation includes customary representations and warranties of the Credit Parties. In addition, Credit Documentation for the Financing contains affirmative and negative covenants that affect, and in many respects may significantly limit or prohibit, among other things, the Credit Parties’ ability to incur, prepay, refinance or modify indebtedness; enter into acquisitions, investments, sales, mergers, consolidations, liquidations and dissolutions; invest in foreign subsidiaries; repurchase and redeem stock; modify material contracts; engage in transactions with affiliates and 5% stockholders; change lines of business; and make marketing expenditures under contracts with a duration in excess of one year that exceed for each quarter, an amount equal to 20% of consolidated pre-marketing operating income for the four quarters immediately preceding such quarter. Board approval must be obtained for any long-term commitment or series of related long-term commitments that would result in aggregate marketing expenditures by any of the Credit Parties of more than $25,000 during the term of the Financing. In addition, we must comply with certain financial covenants, which include a total leverage ratio, senior lien leverage ratios, minimum consolidated adjusted EBITDA, a fixed charge coverage ratio, maximum consolidated capital expenditures, minimum consolidated liquidity, and minimum consolidated pre-marketing operating income. As of September 30, 2010, we were in compliance with all covenants, including financial covenants, under the Credit Documentation.

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

The loans under the Second Lien Senior Facility will mature in October 2015. Principal amounts under the Second Lien Senior Facility will be repayable in quarterly installments of $1,800 commencing the later of: (i) the last day of the fiscal quarter after payment-in-full of amounts under the First Lien Senior Facility or (ii) December 31, 2012, with the balance due in October 2015. Amounts under the Second Lien Senior Facility bear interest at 20% payable quarterly in arrears and payable in kind, or PIK, beginning December 31, 2008 until the third anniversary of the effective date and thereafter 20% payable quarterly in arrears in cash. If the First Lien Senior Facility has not been refinanced in full by the third anniversary of the effective date, then until such refinancing has occurred 70% of the interest due will be payable in cash with the balance payable in PIK. The amount paid in PIK as of September 30, 2010 was $32,321 of which $3,668 was paid as part of the of the accepted Consolidated Excess Cash Flow offer on July 16, 2010.

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

Consolidated Excess Cash Flow Prepayments

Beginning March 31, 2010, because it was the first quarter during which we had more than $75,000 of specified unrestricted cash in any quarter, we have offered to prepay without premium 50% of the Consolidated Excess Cash Flow (as defined in the Credit Documentation) each quarter.

First Lien Senior Facility

Consolidated Excess Cash Flow – March 31, 2010. On April 22, 2010, we offered to prepay $24,032 of loans under the First Lien Senior Facility. While certain holders of loans under the First Lien Senior Facility waived their right to receive the prepayment as permitted under the Credit Documentation, the $24,032 offered was paid on April 27, 2010 to holders that did not waive the prepayment including certain affiliates or associates of the Company’s directors. Of this amount, $23,187 was applied to the outstanding principal balance, and $845 was applied to accrued but unpaid interest.

Consolidated Excess Cash Flow – June 30, 2010. On July 16, 2010, we offered to prepay $40,776 of loans under the First Lien Senior Facility. While certain holders of loans under the First Lien Senior Facility waived their right to receive the prepayment as permitted under the Credit Documentation, $4,655 was paid on July 21, 2010 to holders that did not waive the prepayment, who were affiliates or associates of the Company’s directors. Of this amount, $4,499 was applied to the outstanding principal balance and $156 was applied to accrued but unpaid interest.

Consolidated Excess Cash Flow – September 30, 2010. We will offer to prepay loans under the First Lien Senior Facility, and if applicable, the Second Lien Senior Facility in an aggregate amount of $11,084. We expect holders of the First Lien Senior Facility and Second Lien Senior Facility to waive their right to prepayment as a result of the proposed refinancing.

Second Lien Senior Facility

Consolidated Excess Cash Flow – June 30, 2010. On July 16, 2010, concurrent with the prepayment offer under the First Lien Senior Facility, we offered to prepay $40,776 of loans under the Second Lien Senior Facility less $4,655 required to prepay amounts under the First Lien Senior Facility prepayment offer. While certain holders of loans under the Second Lien Senior Facility waived their right to receive the prepayment as permitted under the Credit Documentation, $13,281 was paid on July 21, 2010 to holders that did not waive the prepayment, who were affiliates or associates of the Company’s directors. Of this amount $13,128 was applied to the outstanding principal balance of which $3,668 represents payment of PIK interest, which was recorded as a component of cash flows from financing activities, and $153 was applied to accrued but unpaid interest.

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

On November 2, 2010, we and Vonage America Inc. entered into a master agreement (the “Master Agreement”) to repay in full amounts due under the First Lien Senior Facility and the Second Lien Senior Facility (the “Repayment Transaction”). The Master Agreement has been executed by lenders holding approximately 71% of the loans outstanding (the “First Lien Lenders”) under our First Lien Senior Facility (the “First Lien Loans”) and lenders holding 100% of the loans outstanding (the “Second Lien Lenders”) under our Second Lien Senior Facility (the “Second Lien Loans”). The holders that signed the Master Agreement held a sufficient amount of First Lien Loans and Second Lien Loans to modify the credit documentation for such loans.

The prepayment in full of the First Lien Loans pursuant to the terms of the First Lien Senior Facility, including the payment of the make-whole price thereunder, is a condition precedent to the repayment of the Second Lien Loans on the terms described below. As of October 31, 2010, the principal amount of the First Lien Loans was $99.5 million, accrued but unpaid interest was $3.9 million, and the required make-whole payment was $20.6 million. We paid to the First Lien Lenders that executed the Master Agreement (and will pay to any other First Lien Lender that becomes a party to the Master Agreement as provided therein) an amendment fee of 1% of the principal amount of First Lien Loans held by the lender, with such amount to be credited against any payment in full of all First Lien Loans on or before March 2, 2011.

The Second Lien Lenders have agreed to accept from us on any business day through March 2, 2011 as repayment in full of the Second Lien Loans an amount equal to the principal amount of the Second Lien Loans plus accrued but unpaid interest thereon, which was $89.7 million as of August 30, 2010, plus a payment of $72.8 million, representing an 81% premium above par and a more than

25% discount to the full make-whole price. We will also pay accrued but unpaid interest on this amount from August 30, 2010 through repayment. The Master Agreement also provides for the payment by us of an option fee to the Second Lien Lenders equal to 6% of the sum of the principal amount of the Second Lien Loans plus accrued but unpaid interest on the Second Lien Loans at August 30, 2010. As a result, we paid an option fee equal to $5.4 million, of which $4.5 million may be credited against the amount required to repay the Second Lien Loans. We agreed to make an additional cash payment to the Second Lien Lenders in an aggregate amount of $9.0 million if we engage in Qualifying Discussions (as defined in the Master Agreement) prior to June 30, 2011 that result in an M&A Transaction (as defined in the Master Agreement) that is consummated prior to June 30, 2012.

If the Repayment Transaction is consummated, we will repay in full all of the then outstanding First Lien Loans and Second Lien Loans, totaling approximately $194.0 million.

Third Lien Convertible Notes

Subject to conversion, repayment or repurchase of the Convertible Notes, the Convertible Notes mature in October 2015. Subject to customary anti-dilution adjustments (including triggers upon the issuance of common stock below the market price of the common stock or the conversion price of the Convertible Notes), the Convertible Notes are convertible into shares of our common stock at a rate equal to 3,448.2759 shares for each $1,000 principal amount of Convertible Notes, or approximately $0.29 per share. A permanent increase in the conversion rate, resulting in the issuance of additional shares, may occur if a fundamental change occurs. For the three and nine months ended September 30, 2010, we received additional Notices of Conversion of $0 and $3,295, respectively, from certain note holders indicating their desire to convert their Convertible Notes. In the aggregate, $3,295 principal amount of Convertible Notes were converted into 11,362 shares of our common stock during the nine months ended September 30, 2010. As of September 30, 2010, there were $2,400 principal amount of Convertible Notes outstanding.

Amounts under the Convertible Notes bear interest at 20% that accrues and compounds quarterly until October 30, 2011 at which time such accrued interest may be paid in cash. Any accrued interest not paid in cash on such date will continue to bear interest at 20% that accrues and compounds quarterly and is payable in cash on the maturity date of the Convertible Notes. After October 30, 2011, principal on Convertible Notes will bear interest at 20% payable quarterly in arrears in cash. However, if the First Lien Senior Facility has not been refinanced in full by October 31, 2011, then until such refinancing occurs, the cash interest will be capped at 14% with the balance of 6% accruing and compounding interest quarterly at 20%, to be paid in cash on the maturity date of the Convertible Notes. The amount of accrued and compounding interest as of September 30, 2010 was $1,110. In connection with note conversions for the three and nine months ended September 30, 2010, $0 and $1,027, respectively, was paid for accrued interest.

Subject to specific limitations and the right of holders to convert prior to such time, we may cause the automatic conversion of the Convertible Notes into common stock on or after the third anniversary of the issue date if a 30-day volume-weighted average price of our common stock is greater than $6.00 per share.

On November 2, 2010, we separately entered into an agreement (the “Third Lien Agreement”) with holders of 100% of our Convertible Notes. We currently have $2.4 million aggregate principal amount of Convertible Notes outstanding, which are convertible into 8.3 million shares of our common stock. Pursuant to the Third Lien Agreement, the holders of the Convertible Notes have agreed to convert their Convertible Notes into shares of our common stock on or before March 2, 2011. We agreed to make a cash payment to the holders of the Convertible Notes in the amount of $2.2 million plus accrued but unpaid interest on the Convertible Notes to the date of conversion. As of October 31, 2010, accrued but unpaid interest on the Convertible Notes was $1.1 million.

State and Local Sales Taxes

We also have contingent liabilities for state and local sales taxes. As of September 30, 2010, we had a reserve of $5,976. If our ultimate liability exceeds this amount, it could affect our liquidity unfavorably. However, we do not believe it would significantly impair our liquidity.

Capital Expenditures

For the nine months ended September 30, 2010 and 2009, capital expenditures were primarily for the implementation of software solutions and purchase of network equipment as we continue to expand our network. Our capital expenditures for the nine months ended September 30, 2010 were $24,612, of which $13,266 was for software acquisition and development. For 2010, we believe our capital expenditures will be in the low $40,000 range.

Operating Activities

Cash provided by operating activities increased to $175,354 during the nine months ended September 30, 2010 compared to $16,660 for the prior year period, primarily due to changes in working capital requirements, higher revenues as a result of pricing actions, lower marketing expenditures, and overall tighter controls on costs partially offset by higher cost of telephony services attributable to increased international minutes of use associated with our Vonage World plan.

Changes in working capital requirements include changes in accounts receivable, prepaid and other assets, accounts payable, accrued and other liabilities, and deferred revenue and costs. Cash provided by working capital increased by $126,788 during the nine months ended September 30, 2010 compared to the prior year period primarily due to the timing of payments and absence of prepayment opportunities for discounts and the return of an $8,925 security deposit from our device manufacturer as a result of improvements in credit quality.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2010 of $29,421 was attributable to capital expenditures of $11,346, development of software assets of $13,266, and an increase in restricted cash of $4,809, primarily due to funding of the Concentration Account, partially offset by the reduction of $23,101 of reserves held by our credit card processors as a result of improvements in credit quality.

Cash used in investing activities for the nine months ended September 30, 2009 of $23,673 was attributable to capital expenditures of $11,719, development of software assets of $11,516, and $438 for the decrease in restricted cash.

Financing Activities

Cash used in financing activities for the for the nine months ended September 30, 2010 of $42,090 was attributable to $28,664 in First Lien Senior Facility principal payments, $13,128 in Second Lien Senior Facility principal payments, including $3,668 representing PIK interest payments, and $1,095 in capital lease payments offset by $797 in stock options exercised.

Cash used in financing activities for the nine months ended September 30, 2009 of $2,588 was attributable to $911 in capital lease payments, $1,483 in first lien facility principal payment, and $251 in additional debt related cost.

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

•

assumptions used to determine the fair value of the embedded conversion option within our convertible notes using the Monte Carlo simulation model. The key inputs are maturity date, risk-free interest rate, our stock price at valuation date and historical volatility of our common stock; and

•	assumptions used to determine the fair value of the embedded make-whole premium feature within our First Lien Senior Facility, and our Second Lien Senior Facility.

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

The interest rate on the Second Lien Senior Facility and Convertible Notes are fixed. As of September 30, 2010, if the interest rate on the Company’s variable rate debt changed by 1%, the Company’s annual debt service payment would change by approximately $1,000.

We have no investments at September 30, 2010. Historically, we invested in a variety of securities that consisted primarily of investments in interest-bearing demand deposit accounts with financial institutions, money market funds, and highly liquid debt securities of corporations and municipalities. By policy, we limited the amount of credit exposure to any one issuer.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) required by Securities Exchange Act of 1934Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

None

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

VONAGE HOLDINGS CORP.

Dated: November 4, 2010	By:	/S/ BARRY ROWAN
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