Form 10-K
period 2010-12-31
VONAGE HOLDINGS CORP
filed 2011-02-17
CIK 1272830

UNITED STATES SECURITIES AND EXCHANGE COMMISSION • WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934	or	☐ Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010		For the transition period from to

Commission file number 001-32887

VONAGE HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

Delaware	11-3547680
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

23 Main Street, Holmdel, New Jersey	07733
(Address of principal executive offices)	(Zip Code)

(732) 528-2600

Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.001 Per Share	The New York Stock Exchange

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

☐  Large accelerated filer    ☒  Accelerated filer

☐  Non-accelerated filer (Do not check if a smaller reporting company)    ☐  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐  No  ☒

The aggregate market value of the common equity held by non-affiliates of the registrant at June 30, 2010 was $285,467,582.

The number of shares outstanding of the registrant’s common stock as of January 31, 2011 was 221,621,989.

Documents Incorporated By Reference

Selected portions of the Vonage Holdings Corp. definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2010, are incorporated by reference in Part III of this Form 10-K.

VONAGE HOLDINGS CORP.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

VONAGE ANNUAL REPORT 2010

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

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended or using other similar expressions. We do not intend to update these forward-looking statements, except as required by law.

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Annual Report on Form 10-K, any exhibits to this Form 10-K and other public statements we make. Such factors include, but are not limited to: the competition we face; our ability to adapt to rapid changes in the market for voice and messaging services; our ability to retain customers and attract new customers; results of pending litigation and intellectual property and other litigation that may be brought against us; failure to protect our trademarks and internally developed software; our ability to obtain or maintain relevant intellectual property licenses; our dependence on third party facilities, equipment, systems and services; system disruptions or flaws in our technology; fraudulent use of our name or services; our ability to maintain data security; results of regulatory inquiries into our business practices; our ability to obtain additional financing if required; restrictions in our debt agreements that may limit our operating flexibility; any reinstatement of holdbacks by our vendors; our dependence on our customers’ existing broadband connections; uncertainties relating to regulation of VoIP services; increased governmental regulation, currency restrictions, and other restraints and burdensome taxes and risks incident to foreign operations; differences between our service and traditional phone services, including our 911 service; our dependence upon key personnel; our history of net losses and ability to achieve consistent profitability in the future; and other factors that are set forth in the “Risk Factors” section, and other sections of this Annual Report on Form 10-K, as well as in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

FINANCIAL INFORMATION PRESENTATION

For the financial information discussed in this Annual Report on Form 10-K, other than per share and per line amounts, dollar amounts are presented in thousands, except where noted. All trademarks are the property of their owners.

PART I

ITEM 1. Business

OVERVIEW

We are a leading provider of low-cost communications services connecting people through broadband devices worldwide. We rely heavily on our network, which is a flexible, scalable Session Initiation Protocol (SIP) based Voice over Internet Protocol, or VoIP, network that rides on top of the Internet. This platform enables a user via a single “identity,” either a number or user name, to access and utilize services and features regardless of how they are connected to the Internet, including over 3G, 4G, Cable, or DSL broadband networks. This technology enables us to offer attractively priced services that provide our customers with access to Vonage voice, messaging, and features, regardless of location, device, or their form of Internet access.

Our customers include both domestic and international long distance callers, which we classify as customers who make 20 or more minutes of international long distance calls per month within their plan. Our primary product offering is Vonage World, a residential plan with unlimited calling domestically and to more than 60 countries, including India, Mexico, and China, for a flat monthly rate. Vonage World comprised approximately 40% of our lines in service at the end of 2010. We believe the value and convenience provided by our Vonage World offer is particularly attractive to international long distance callers compared to offers by traditional telephone service providers, wireless providers, and calling card-based or PC-only services. To increase the visibility of our Vonage World offer to international callers, we have shifted an increasing portion of our marketing budget from broad national advertising as we target attractive segments of the international long distance market. We also began offering an end-to-end Spanish language experience in September 2010 and subsequently added telesales and customer care centers in Costa Rica and Chile to support these efforts.

We introduced our first mobile offering in late 2009, an outbound long distance calling application, and Vonage Mobile for Facebook in August 2010, enabling inbound and outbound calling to a user’s Facebook friends. We anticipate leveraging our technology to offer additional applications for mobile and other connected devices to address large existing markets.

We believe that we have made significant operational and financial progress over the past two years providing a solid foundation for the future. In 2010, our core business generated substantial cash flow driven by an aggressive focus on driving efficiencies throughout our operations, including our call centers. We stabilized our customer base, reducing monthly churn from 3.1% to 2.4% from 2009 to 2010, through improvements in operations and customer mix during the year. In December 2010, we also completed a comprehensive refinancing that provides us with a more efficient capital structure permitting significantly enhanced operating and financial flexibility.

We had approximately 2.4 million subscriber lines as of December 31, 2010. We bill customers in the United States, Canada, and the United Kingdom. Customers in the United States represented 94% of our subscriber lines at December 31, 2010.

OUR STRATEGY

During the past 18 months, we began shifting our strategic emphasis from the traditional mass domestic home phone market to international long distance markets. The markets for international long distance are large and growing, and they allow us to leverage our cost-effective network by providing customers a low-cost and convenient alternative to services offered by telecom and cable providers and international calling cards.

While the traditional domestic home phone replacement market may not exhibit the growth characteristics of other markets, it still represents a sizable addressable market and remains a core component of our business. Our broadband telephone replacement services provide a complete solution, including E-911 capability and the ability to port a customer’s telephone number, not offered by many emerging competitors. We believe our calling plans are attractive to domestic callers that are not satisfied with the pricing and service of large telephone and cable companies.

Our network can be scaled relatively inexpensively and quickly to support growth. We believe our network and services provide the foundation to capitalize on positive market trends by enabling voice, video, and varied forms of messaging in rapidly expanding communications markets, including social networks.

We are focusing on three primary growth initiatives during 2011:

>

International long distance calling. The total outbound international long distance calling market was estimated to be $86 billion in 2010, with the United States-based portion of the market accounting for nearly $20 billion, according to recent industry surveys. The large size of this market, combined with our ability to offer competitively priced services delivered over our low-cost network, presents a significant opportunity. We plan to build upon our early success in this market as we have added nearly one million subscribers to our Vonage World plan since its introduction in August 2009. Vonage will continue focusing on attractive segments within this market, including the United States Hispanic and Asian-Indian populations, which represent a significant consumer opportunity. We may also offer plans targeted to specific countries or regions where we believe we can offer services with a compelling customer value proposition and achieve attractive margins.

2	VONAGE ANNUAL REPORT 2010

>

Mobile and other connected device services. We are developing next-generation services to meet the increasing demand for services by users of mobile and other connected devices. We believe that our efforts will capitalize on favorable trends including the proliferation of low or no-cost Wi-Fi and other broadband around the world, accelerating smart phone adoption rates, and the growth of social communities. We plan to deliver easy-to-use applications that provide significant cost savings in large existing markets, which could include such services as international calling plans for a broad range of mobile phones to provide an alternative to roaming services of mobile carriers, lower cost domestic and international short message service (SMS) text messaging services, and enhancements to facilitate social community communications. While mobile services are a key driver, we also believe that a fully-integrated communications experience that works seamlessly for an individual across multiple connected devices including PCs, tablets, readers, and large screens, will ultimately be most desired by customers.

>

Expansion opportunities outside of the United States. We currently have operations in the United Kingdom and Canada. Our low-cost Internet-based communications platform allows customers to make and receive calls almost anywhere in the world that a broadband Internet connection is available with a Vonage-enabled device. This provides us with the flexibility to pursue opportunities to expand into new geographies with attractively priced services. We believe that our early success with the introduction of Vonage World for Canada and the current use of our services in countries outside of the United States, Canada, and the United Kingdom by our customers due to its portability, demonstrates the viability of our services outside the United States.

Our operational progress has been driven by focusing on activities addressing strategic imperatives implemented across our organization. We established the following seven strategic imperatives for 2010:

>

On Boarding and Early Life Satisfaction. We expanded the use of our on boarding queue, which we first established in mid-2009 to provide specialized assistance to new customers to reduce early life churn. As of December 31, 2010, these agents supported all new customer call volume resulting in improved early life satisfaction and lower churn.

>

Distribution and Marketing Effectiveness. With our continued focus on delivering value to international callers as part of our Vonage World plan, we developed targeted marketing and in-language advertising for attractive international long distance markets, while lowering mass marketing spending.

>

Network, Product, and Platform Reliability and Quality. We developed additional call quality metrics that enable us to collect more robust data on the frequency and breadth of customer issues at a geographic and subscriber level. This information has helped us to continuously improve call quality and reliability.

>

New and Enhanced Products and Services. We focused on the development of next-generation products for mobile and other connected devices that meet the needs of specific customer segments while promoting usage and brand loyalty. In August 2010, we launched the Vonage Mobile application for Facebook, with additional introductions from these efforts expected in 2011 from our United States and Israel-based development teams.

>

Cost Optimization. We leveraged higher international calling volume to drive a 25% reduction in international long distance termination rates during 2010, mitigating the higher costs from increased international call volume associated with Vonage World. We also reduced selling, general and administrative expenses by 10% and reduced customer care costs by 20% per line in 2010 compared to the prior year. In addition, we reduced the cost for the devices that enable our service by more than 20% through an equipment redesign.

>

Organizational Capacity and Skills Enhancement. Since we began this initiative in 2009, we have attracted seasoned executives to lead customer care, product development and IT, product management, research and development, network operations, finance, and legal that we believe are well-qualified to continue to drive our transformation. We also added telesales and customer care centers in Costa Rica and Chile in 2010 as part of offering an end-to-end Spanish language experience, and we can add more capacity at these centers as our needs grow. We continue to implement additional training programs to enhance the skills of our employee base.

>

Focus on Technology Transformation. In mid-2010, we hired a new vice president of research and development to lead our technology strategy, evolve our network platform, and develop our next generation mobile and web-based products. We opened a product development center in Tel Aviv, Israel to support these efforts and to tap the talent pool in the region. We are making substantial investments in information technology systems including enhanced ordering and billing capabilities to better suit the current and future needs of the business.

Certain of these strategic imperatives now have been incorporated into our daily business activities and embedded in our corporate culture. We will build on this operational progress in 2011 by executing on new or advanced strategic imperatives. We have established the following five strategic imperatives that we believe will help drive our results for 2011:

>

Organizational Capacity and Skills Enhancement. Continuing efforts initiated in 2010 to further broaden the capabilities and develop the skills of our workforce by improving talent management and enhancing employee engagement.

>

Drive Top Line Revenue Growth. Driving revenue through further penetration of underserved market segments and by launching services that capitalize on existing consumer behaviors and market opportunities, while continuing to provide value to our existing domestic base.

>

Achieve Structural Cost Reductions to Increase EBITDA. Planning and implementing systems and platform enhancements that will enable customer care, carrier operations, and network operations to deliver high quality while lowering the overall cost structure.

>	Deliver a Best in Class Customer Experience. Delivering a customer experience across all customer touch points that results in lower churn and fewer customer care contacts and escalated complaints.

>

Transform Technology Systems to Support Revenue, EBITDA, and Churn Objectives. Continuing the transformation of our technology capabilities to deliver flexibility, improved time to market for new products, and a superior online experience.

In December 2010, we completed the refinancing of all of our outstanding debt. The terms of the new loan include significantly lower interest rates and less restrictive covenants than the prior debt. We believe this refinancing helps to de-risk the business by simplifying the complex covenant structure and it gives us greater flexibility to deploy the cash generated by our business.

SERVICE OFFERINGS

Our broadband telephone replacement services are offered to residential, small office and home office customers through several service plans with different pricing structures. The service plans include an array of both basic and enhanced features, and customers have the opportunity to purchase a number of premium features at an additional fee. We also charge for local and international calling outside of plan limits. Information on our revenues, operating income, and identifiable assets appears in Note 1 to our consolidated financial statements included in Item 8 hereof.

Our primary offering is Vonage World with approximately 970,000 subscriber lines as of December 31, 2010. This plan accounted for 81% of our gross line additions in 2010. For a flat monthly fee, this plan includes unlimited local calling and unlimited calling to landline phones in all cities and locations in more than 60 countries, including India, Mexico, and China, and unlimited calling to cellular phones in certain of those countries. In addition, the Vonage World offer includes unlimited Vonage Visual Voicemail, which provides “readable voicemail” delivered via email or SMS text message, and directory assistance. We also market other residential plans that include enhanced features or limited minutes, in addition to offering our legacy Residential Premium Unlimited plan to existing customers.

We offer two small and home office calling plans, one of which offers unlimited local and long distance calling anywhere in the United States, Canada, Puerto Rico, and five European countries and another that includes a specified number of minutes in the United States, Canada, and Puerto Rico. Each of these plans also includes a free dedicated fax line.

As of December 31, 2010, approximately 94% of our United States subscriber lines were for residential service. Approximately 40% of those residential subscriber lines were under the Vonage World plan and 31% were under the Residential Premium Unlimited plan. We offer similar plans in Canada and the United Kingdom. Please see Note 11 to our consolidated financial statements for financial information about our geographic areas.

Each of our residential, small office and home office calling plans provides a number of basic features including call waiting, caller ID with name, call forwarding, and voicemail. We also offer, in some cases for additional fees, a number of enhanced services that we believe help differentiate our service from our competitors, such as:

>	Area Code Selection. Customers can select from approximately 270 United States area codes for their telephone number for use with our service, regardless of physical location.

>

Virtual Phone Number. A customer can have additional inbound telephone numbers that ring on a primary subscriber line, each for an additional fee. Each of these inbound telephone numbers can have a different area code. In addition to United States virtual phone numbers, we offer virtual phone numbers for 19 other countries. For example, a customer living in New York City with a New York City phone number can purchase a Toronto virtual phone number that rings on the customer’s primary subscriber line. In this instance, a caller from Toronto could call the customer’s virtual phone number and be billed as if the customer were in Toronto. Virtual phone numbers are not included in our subscriber line count.

>	SimulRing. Customers can select up to five other phone numbers anywhere in the United States, Puerto Rico, and Canada to ring when a call is made to the customer’s Vonage number.

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

>

Vonage Soft Phone. A soft phone is a software application that can be downloaded for free and installed on computers, laptops, and Wi-Fi enabled personal digital assistant devices. It enables a user to use a computer as a full-functioning telephone, with its own phone number, through a screen-based interface that works just like a telephone keypad.

Our mobile services are available through mobile applications that can be initially downloaded for iPhone®, iPod touch® and Android™ OS devices for free. Vonage World Mobile and Vonage Mobile Pay per Use provide seamless, low-cost pay-per-use international calling while on Wi-Fi or cellular networks, depending on the device, for the Vonage Mobile plan or unlimited calling to more than 60 countries for a flat monthly rate for the Vonage World Mobile plan. Bundle discounts are provided for customers who subscribe to both our residential and mobile Vonage World plans.

Vonage Mobile for Facebook allows a user to call for free any Facebook friends that have also downloaded the application using the users’ Facebook friends list. The application works over Wi-Fi, 3G or 4G networks.

In connection with our efforts to develop next-generation services to meet the emerging needs of mobile and other connected devices, we hired a new vice president to lead our research and development efforts, which include driving our technology strategy, evolving our IP-based communications platform, and developing next generation mobile and web-based products. This vice president leads technology teams in Holmdel, New Jersey and in our new research and development center in Tel Aviv, Israel.

Devices

In order to access our residential, small office, and home office services, a customer need only connect a standard telephone to a broadband Internet connection through a small Vonage-enabled device. After connecting the device, our customers can use their telephone to make and receive calls. Our adapter generally permits a subscriber to connect up to two Vonage lines through a high-speed Internet connection and includes a networking router. Vonage-enabled devices allow

4	VONAGE ANNUAL REPORT 2010

customers to use the Internet connection for their computer and telephones at the same time while ensuring a high quality calling experience. We also offer a cordless multi-phone system solution. Our plug-and-play Vonage-enabled devices permit portability as customers can take their Vonage device to different locations where broadband service is available. Since May 2009, we generally have not charged new customers for the adapters permitting use of our service.

NETWORK OPERATIONS

Our network operations are conducted by a wholly-owned subsidiary that holds our networking equipment and employs the personnel who develop and operate our technology.

The Vonage network uses our customer’s existing high-speed broadband Internet service to allow calls over the Internet either from a standard telephone through a Vonage-enabled device or through soft phone software or mobile client applications. Our service is not dependent on any specific type or provider of Internet service, and our customers are free to change the provider of their Internet service because of a competitive alternative, or because they have moved to a different location. Our Vonage-enabled devices, soft phone software, and mobile client applications allow our customers to be authenticated and authorized to access to our network in a secure manner.

Our network is scalable and geographically distributed for robustness, high availability, and reliability across multiple call processing sites, which are responsible for call signaling and authorizing customer access to our network, and regional data interconnection points, where calls to non-Vonage customers are interconnected with the public switched telephone network. We periodically assess the locations of our regional data connection points in connection with efforts to improve the quality of and efficiency in delivering our service. Our interconnections with the public switched telephone network are made pursuant to agreements we have with several telecommunications providers. Under these agreements, we transfer calls originated by our customers to other carriers who connect the call to the called party. We pay a per-minute charge for this. The calls are routed from our network to other carriers’ interconnected circuits at co-location facilities in which we lease space. This method of connecting to the public switched telephone network allows us to expand capacity quickly, as necessary to meet call volume, and to provide redundancy within our network. These connection points are also used as data interconnection points with Internet Service Providers to provide the optimal networking path for all calls. Our business is not substantially dependent upon our agreements with other carriers or our interconnection agreements because we can easily substitute other telecommunications providers in order to obtain the same or similar service at similar cost.

Because Vonage’s system is not constrained to use any specific broadband service provider to connect to our customers, we can centrally manage and share resources across our customer base to minimize capital investment when entering new markets.

The following are also important in supporting our network operations:

>

Network Operations Center. We currently maintain a network operations center at our headquarters and redundancies at several points within our network. The network operations center monitors and manages the status and health of our network elements, allowing us to manage our network in real time, respond to alert notifications, and re-route network traffic as needed. We pursue a multi-faceted approach to managing our network to ensure high call quality and reliable communications services to our customers.

>

Back Office Systems. In addition to our network management systems, we have developed a number of software systems that enable us to manage our network and service offerings more efficiently and effectively. Key aspects of these systems include:

>

Network Quality Metrics. We have implemented a suite of advanced metrics gathering and analysis tools that allow us to monitor the performance of our calling and data network, customer premises equipment, and other associated calling elements in real-time. This suite is proprietary and was developed specifically to address the needs that Vonage has in monitoring, analyzing, understanding, troubleshooting, maintaining, and operating a world-class consumer VoIP platform.

>

Web Portal. We provide a fully functional customer Web portal that allows our customers to configure and manage almost all aspects of their service on the Internet without requiring intervention of a customer-care representative. The portal permits customers to add and change features and phone numbers, update billing information, and access all of their call usage and billing details.

>	Reporting Tools. To enhance our network operations efforts, we utilize industry standard monitoring tools.

>

Emergency Calling Service and Enhanced 911 Service. We have deployed E-911 service to approximately 99.97% of our U.S. residential and small and home office customer base that is comparable to the emergency calling services provided to customers of traditional wire line telephone companies in the same area. Our E-911 service does not support the calls of our V-Phone, Wi-Fi phone, Vonage Companion, and Vonage Soft Phone users. The emergency calls of our V-Phone, Wi-Fi phone, Vonage Companion, and Vonage Soft Phone users are supported by a national call center. Not all Vonage products require 911 service capabilities, such as our mobile client products. To enable us to effectively deploy and provide our E-911 service, we maintain an agreement with a provider that assists us in delivering emergency calls to an emergency service dispatcher at the public safety answering point, or PSAP, in the area of the customer’s registered location and terminating E-911 calls. We also contract for the national call center that operates 24 hours a day, seven days a week to receive certain emergency calls and for the maintenance of PSAP databases for the purpose of deploying and operating E-911 services. The databases include contact, technical infrastructure, boundary, and routing information for delivery of calls to a PSAP or emergency service providers in the United States.

>

Local Number Portability. Unlike certain of our VoIP competitors, our system allows our customers to port telephone numbers, which allows new customers to retain their existing telephone numbers when subscribing to our services. We rely on an agreement with a provider to facilitate the transfer of customer telephone numbers. In addition, Third Party Ver-

ification, Inc. performs the third party verification of pertinent local number portability information from our subscribers. This verification is an integral process step prior to porting a customer from one local telephone company to us. Our agreement with Third Party Verification, Inc. will continue through April 2011.

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

>

Internet Protocol (IP) Addresses. Every machine on the Internet has a unique identifying number called an Internet Protocol address or IP address. Though there has been recent publicity surrounding the exhaustion of IP addresses under the current Internet Protocol version, we have procured a supply of addresses that we believe will cover our needs for the foreseeable future.

MARKETING

Our marketing objective is to grow subscriber lines and revenue by cost-effectively acquiring and retaining customers. We employ an integrated multi-channel approach to marketing, whereby we evaluate and focus our efforts on efficient marketing vehicles to accomplish our goals. To do this, we make use of both broad-reaching and highly-targeted media channels in the general market and for specific international long distance markets, including television, direct mail, online, alternative media, telemarketing, partner marketing, and customer referral programs. We regularly evaluate the cost per acquisition by media vehicle and reallocate budgets to identify more effective media mixes.

We make use of marketing research to gain consumer insights into brand, product, and service performance, and utilize those learnings to improve our messaging and media plans. Market research is also leveraged in the areas of testing, retention marketing, and product marketing to ensure we bring compelling products and services to market for our customers.

SALES AND DISTRIBUTION

Direct Sales

Our primary sales channels have been in-bound telemarketing and online direct sales. Customers can subscribe to our services at our websites, http://www.vonage.com, http://www.vonage.ca and http://www.vonage.co.uk, or through multiple toll free numbers including 1-877-4VONAGE. An increasing percentage of customers are signing up for our services online. We are also increasing efforts to focus on promising international long distance markets. In the second half of 2010, we implemented a complete Spanish language experience for our customers, including inbound telesales, full customer service, a purpose-built Spanish language online environment and purchasing experience, television advertising, as well as direct mail.

Retail Sales

In addition to our direct sales channel, we also offer sales through our retail channel. Our service currently is available at leading regional and national retailers, including Walmart and Fry’s Electronics. We believe that the availability of our devices through premier retailers enhances and reinforces the Vonage brand, and that the retail channel increases our ability to acquire mainstream consumers by reaching them in a familiar and interactive shopping environment. National and regional retailers provide Vonage with a wide footprint to distribute our service. We have opened Vonage kiosks throughout the United States and continue to look at ways to optimize sales performance at each kiosk location while looking at growth opportunities in favorable geographic markets. We had 24 kiosks in operation at the end of 2010 compared to 16 at the end of 2009. We are expanding our kiosk operations in 2011 with the addition of a number of pay for performance based kiosks in key markets. In addition to fixed location kiosks, we introduced in-market event teams in 2010. Our event teams provide culturally relevant ways to connect with customers at a grass roots level. Key markets for 2010 were Miami, Tampa, Dallas, Los Angeles, and Atlanta, and we plan to expand to additional markets in 2011.

Customer Service

We offer our customers support 24 hours a day, seven days a week through both our comprehensive online account management website and our toll free number. Many customers use our self-service website when they have a question or problem with their service and are able to resolve their concerns online without needing to speak to a customer care representative. Our customers can manage almost all aspects of their accounts online. This capability empowers our customers through self-service and reduces our customer care expenses.

Customers who cannot or do not wish to resolve their questions through our website can contact a customer care representative through our toll free number. We staff our customer care organization through a combination of our own employees and outsourced customer care representatives. All new customer care representatives are trained through an established program developed by Vonage. We also have a separate team called Advanced Technical Support for resolving customers’ complex issues and an on-boarding team, which provides specialized assistance to new customers. We use extensive monitoring of call quality and customer satisfaction scores to determine additional training or coaching requirements for individual associates and to drive continuous improvement in our processes, policies, and technology.

Billing

All customer billing is automated through our website. We automatically collect all fees from our customers’ credit card, debit card or electronic check payment (“ECP”). By collecting monthly subscription fees in advance and certain other charges immediately after they are incurred, we are able to reduce the amount of accounts receivable that we have outstanding, thus allowing us to have lower working capital requirements. Collecting in this manner also helps us mitigate bad debt exposure, which is recorded as a reduction to revenue. If a customer’s credit card, debit card or ECP is declined, we generally suspend international calling. Historically, in most cases, we are able to correct the problem with the customer within the current monthly billing cycle. If the customer’s

6	VONAGE ANNUAL REPORT 2010

credit card, debit card or ECP cannot be successfully processed during three billing cycles (i.e. the current and two subsequent monthly billing cycles), we terminate the account.

In December 2009, we entered into a contract with Amdocs, Inc. pursuant to which Amdocs, Inc. will (i) license to us billing and ordering software, (ii) provide professional services relating to the implementation, operation, support, and maintenance of the licensed systems, and (iii) transition support services in connection with migration to the licensed systems. We expect this software to provide us with enhanced ordering and billing capabilities to better suit the current and future needs of the business. The initial term of the agreement with Amdocs, Inc. extends for five years following the earlier to occur of (i) the date on which a specified number of subscribers are successfully migrated from our current billing and order systems to the licensed system or (ii) the first new subscriber is added to the licensed system.

INTELLECTUAL PROPERTY

We believe that our technological position depends primarily on the experience, technical competence, and the creative ability of our engineering and technology staff. We review our technological developments with our technology staff and business units to identify the features of our core technology that provide us with a technological or commercial advantage and file patent applications as necessary to protect these features in the United States and internationally. Our company policies require our employees to assign their intellectual property rights to us and to treat all technology as our confidential information. We have been issued five patents in the United States and four patents internationally and have filed numerous other patent applications to protect our technology, which are currently pending.

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

We were named as a defendant in several suits that relate to patent infringement and entered into settlement agreements in 2007 and 2008 to settle certain of the suits, which in certain cases include payments, patent licenses, and covenants not to sue. From time to time we receive letters from third parties initiating an opportunity for us to obtain patent licenses that might be relevant to our business.

We are the owner of numerous trademarks and service marks and have applied for registration of our trademarks and service marks in the United States and abroad to establish and protect our brand names as part of our intellectual property strategy. Some of our registered marks are Vonage®, Vonage Mobile® and Vonage Visual Voicemail®.

We endeavor to protect our internally developed systems and maintain our trademarks and service marks. Typically, we enter into confidentiality or license agreements with our employees, consultants, customers, and vendors in an effort to control access to and distribution of our technology, software, documentation, and other information.

COMPETITION

We face increasingly strong competition from incumbent telephone companies, cable companies, wireless companies, and alternative communication providers. Because most of our target customers are already purchasing communications services from one or more of these providers, our success is dependent upon our ability to attract these customers away from their existing providers. We believe that the principal competitive factors affecting our ability to attract and retain customers are price, call quality, customer service, and enhanced services and features.

Incumbent telephone and cable companies

The incumbent telephone and cable companies are our primary competitors for our broadband telephone services. Incumbent telephone companies in particular have historically dominated their regional markets. These competitors include AT&T, Qwest Communications, and Verizon Communications as well as rural incumbents, such as Frontier Communications. Cable company competitors include companies such as Cablevision, Charter Communications, Comcast Corporation, Cox Communications, and Time Warner Cable. These incumbent phone and cable company competitors are substantially larger and better capitalized than we are and have the advantage of a large existing customer base. Many of these competitors are continuing to make substantial investments in delivering broadband Internet access, VoIP phone service, and cable television to their customers and they often have larger product development and marketing budgets than us. Providing home phone, Internet access, and cable television to many of our existing and potential customers may enhance their image as trusted providers of services.

The incumbent phone companies own networks that include a “last mile” connection to substantially all of our existing and potential domestic customers as well as the places our customers call domestically. As a result, the vast majority of the calls placed by a Vonage customer are carried over the “last mile” by an incumbent phone company, and we indirectly pay access charges to these competitors for each of these calls. In contrast, traditional wire line providers do not pay us when their customers call our customers.

Cable companies and, in many cases incumbent phone companies, are also aggressively using their existing customer relationships to bundle services. For example, they bundle Internet access, cable television, and home phone service with an implied price for the phone service that may be significantly below ours. Certain incumbent phone companies are also able to bundle wireless telephone service. Many of these competitors are able to advertise on their local access channels with no significant out-of-pocket cost and through mailings in bills with little marginal cost. They also receive advertising time as part of their relationships with television networks, and they are able to use this time to promote their telephone service offerings.

Incumbent phone and cable companies’ ownership of Internet connections to our customers could enable them to detect and interfere with the completion of our customers’ calls. While we are not aware of any such occurrence, it is unclear whether current regulations would permit these companies to degrade the quality of, give low priority to or block entirely the information packets and other data we transmit over their lines. In addition, these companies may attempt to charge their customers more for using our services.

Many incumbent phone and cable companies routinely send technicians to customers’ premises to initiate service. Although this is expensive, it also can be more attractive to customers than installing their own router. In addition, these technicians may install an independent source of power, which can give customers assurance that their phone service will not be interrupted during power outages.

The incumbent phone and cable companies have long-standing relationships with regulators, legislators, lobbyists, and the media. This can be an advantage for them because legislative, regulatory or judicial developments in our rapidly evolving industry could have a negative impact on us.

In many cases, we charge prices that are lower than prices charged by the incumbent phone and cable companies. In addition, some of our competitors offer low introductory pricing followed by an increase in price after a certain period of time. We believe that these step-up promotions enable us to gain market share by attracting customers who leave our competitors following these price increases. We believe that we also currently compete successfully with the incumbent phone and cable companies on the basis of the features we offer that they do not (such as area code selection, portable service, virtual phone numbers, and readable voice mail). We offer many of these features at no extra charge.

Wireless telephone companies

We also compete with wireless phone companies, such as AT&T, Sprint, T-Mobile, and Verizon Wireless, for both our broadband telephone services and our mobile services. Some consumers use wireless phones, instead of VoIP phones, as a replacement for a wire line phone. Also, wireless phone companies increasingly are providing wireless broadband Internet access to their customers. As wireless providers offer more minutes at lower prices and other services that improve calling quality, their services have become more attractive to households as a competing replacement for wire line service. For example, many wireless phone companies now offer dual mode phones, which permit voice communications over a Wi-Fi network when available and which do not count against mobile plan minutes. Certain wireless phone companies have also made available products incorporating femtocells that utilize broadband connections to act as a miniature cellular tower, listening for and enhancing signals from a subscriber’s cell phone, improving call quality at a subscriber’s residence or other location. Calls connected via a femtocell signal are carried over the customer’s home broadband network allowing the wireless carriers to offer unlimited calling or discounted rates for calls from home. Wireless telephone companies have a strong retail presence and have significant financial resources. We are developing next-generation services to meet the emerging needs of mobile and other connected device users by delivering easy-to-use applications that provide significant cost savings in large existing markets. We believe that our efforts will capitalize on favorable trends including the proliferation of low or no-cost Wi-Fi and other broadband around the world, accelerating smart phone adoption rates, and the growth of social communities.

Alternative communication providers

We also compete against established alternative communication providers such as Skype, Google Voice, magicJack, and independent VoIP service providers, some of which are larger than us and have the ability to devote greater resources to their communications services. Some of these service providers, including Internet product and software companies, have chosen to sacrifice telephony revenue in order to gain market share or attract users to their platform and have offered their services at low prices or for free. While not all of these competitors currently offer the ability to call or be called by anyone not using their service, line portability, E911 service, and customer service, in the future they may integrate such capabilities into their service offerings. As we continue the introduction of applications that integrate different forms of voice, video, and messaging services over multiple devices, we are likely to face competition from emerging competitors focused on similar integration, as well as from established alternative communication providers.

There is a continuing trend toward consolidation of telecommunications companies, including the acquisition of alternative communication providers by Internet product and software companies with significant resources. In addition, certain of our competitors have partnered and may in the future partner with other competitors to offer products and services, leveraging their collective competitive positions. We also are subject to the risk of future disruptive technologies, which could give rise to significant new competition.

EMPLOYEES

As of December 31, 2010, we had 1,140 employees. None of our employees are subject to a collective bargaining agreement.

AVAILABLE INFORMATION

We were incorporated in Delaware in May 2000 and changed our name to Vonage Holdings Corp. in February 2001. We maintain a website with the address www.vonage.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Other than an investor’s own Internet access charges, we make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we have electronically filed such material with, or furnished such material to, the Securities and Exchange Commission.

8	VONAGE ANNUAL REPORT 2010

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

The telecommunications industry is highly competitive. We face increasingly intense competition from traditional telephone companies, cable companies, wireless companies, and alternative communication providers. Our competitors include the traditional telephone service providers, including AT&T, Qwest Communications, and Verizon Communications, which provide telephone service based on the public switched telephone network. Some of these traditional providers also have added VoIP services to their existing telephone and broadband offerings. We also face competition from cable companies, such as Cablevision, Charter Communications, Comcast Corporation, Cox Communications, and Time Warner Cable, which have added VoIP services to their existing cable television and broadband offerings. Further, as wireless providers, including AT&T, Sprint, T-Mobile, and Verizon Wireless, offer more minutes at lower prices, better coverage, and companion landline alternative services, including through products such as dual mode phones and femtocells, their services have become more attractive to households as a replacement for wire line service.

Most traditional wire line and wireless telephone service providers and cable companies are substantially larger and better capitalized than we are and have the advantage of greater name and brand name recognition and a large existing customer base. Because most of our target customers are already purchasing communications services from one or more of these providers, our success is dependent upon our ability to attract target customers away from their existing providers. Our competitors’ financial resources may allow them to offer services at prices below cost or even for free in order to maintain and gain market share or otherwise improve their competitive positions. Our competitors also could use their greater financial resources to develop and market telephony and messaging services with more attractive features and more robust customer service. In addition, because of the other services our competitors provide, they often choose to offer VoIP services as part of a bundle that includes other products, such as video, high speed Internet access, and wireless telephone service, which we do not offer. This bundle may enable our competitors to offer VoIP service at prices with which we may not be able to compete or to offer functionality that integrates VoIP service with their other offerings, both of which may be more desirable to consumers. Any of these competitive factors could make it more difficult for us to attract and retain customers, reduce our market share and revenues, or cause us to lower our prices or offer additional features that may result in additional costs without commensurate price increases.

We also compete against established alternative communication providers, such as Skype, Google Voice, magicJack, and independent VoIP service providers, some of which are larger than us, have greater name and brand recognition, and have the ability to devote greater resources to their communications services. Some of these service providers, including Internet product and software companies, have chosen to sacrifice telephony revenue in order to gain market share or attract customers to their platform and have offered their services at low prices or for free. As we continue the introduction of applications that integrate different forms of voice, video, and messaging services over multiple devices, we are likely to face competition from emerging competitors focused on similar integration, as well as from established alternative communication providers. In order to compete with such service providers, we may have to reduce our prices, which would impair our profitability, or offer additional features that may cause us to incur additional costs without commensurate price increases.

As a result of increasing competition, domestic and international telephony and messaging rates have generally decreased during the past few years, and we expect this trend to continue. We also pass through regulatory funding obligations to customers and these costs are expected to increase for certain customers as a result of a November 2010 order by the Federal Communications Commission (the “FCC”) that permits states to impose state universal service fund obligations on VoIP providers. We also receive inquiries or demands from state and municipal taxing authorities seeking payment of taxes or similar fees, which taxes and fees are charged to customers. Continued rate pressures or increasing cost to use our services could lessen or eliminate the pricing advantage that we maintain over certain competitors and cause customers or potential customers to select alternative providers or cause us to lower our prices, which would adversely impact our revenues and profitability.

We also are subject to the risk of future disruptive technologies. If new technologies develop that are able to deliver competing voice and messaging services at lower prices, better or more conveniently, it could have a material adverse effect on us.

There is a continuing trend toward consolidation of telecommunications companies, including the acquisition of alternative communication providers by Internet product and software companies, which may create competitors with greater resources. In addition, certain of our competitors have partnered and may in the future partner with other competitors to offer products and services, leveraging their collective competitive positions, which makes it more difficult to compete with them and could affect our profitability.

If we fail to adapt to rapid changes in the market for voice and messaging services, then our products and services could become obsolete.

The market for our products is constantly and rapidly evolving as we and our competitors introduce new and enhanced products and services and react to changes in VoIP and messaging technology and customer demands. We may not be able to develop or acquire new products and plans or product and plan enhancements that compete effectively with present or emerging VoIP and messaging technologies or differentiate our products and plans based on functionality and performance. In addition, we may not be able to establish or maintain strategic alliances that will permit enhancement opportunities or innovative distribution methods for our products and plans. New products based on new technologies or new industry standards could render our existing products obsolete and unmarketable.

To succeed, we believe that we need to expand into new market segments, develop new sources of revenue from new and existing customers, enhance our current products and plans, and develop new products and plans on a timely basis to keep pace with market needs and satisfy the increasingly sophisticated requirements of customers. VoIP and messaging technology is complex, and new products and plans and product and plan enhancements can require long development and testing periods. Any delays in developing and releasing new or enhanced products and plans, including as a result of any limitations with our internal systems or the integration of our new ordering and billing platforms, could cause us to lose revenue opportunities and customers. Any technical flaws in products we release could diminish the innovative impact of the products and have a negative effect on customer adoption and our reputation.

If we are unsuccessful at retaining customers or attracting new customers, including customers who pay for our services for mobile and other Internet connected devices, we may experience a reduction in revenue or may be required to spend more money to grow our customer base.

Our rate of customer terminations, or average monthly customer churn, was 2.4% for the year ended December 31, 2010. During 2010, we added 607,772 customers while 617,234 of our customers terminated. In September 2010, we eliminated the minimum service period requirement for new customers. Our churn rate could increase in the future if customers are not satisfied with the quality and reliability of our network, the value proposition of our products, and the ability of our customer service to meet the needs and expectations of our customers. In addition, increased competition from other providers, increasing wireless substitution, disruptive technologies, general economic conditions, and our ability to activate and register new customers on the network, also influence our churn rate.

Because of churn, we have to acquire new customers on an ongoing basis just to maintain our existing level of customers and revenues. As a result, marketing expense is an ongoing requirement of our business. If our churn rate increases, we will have to acquire even more new customers in order to maintain our existing revenues. We incur significant costs to acquire new customers, and those costs are an important factor in maintaining profitability. Therefore, if we are unsuccessful in retaining customers, are required to spend significant amounts to acquire new customers beyond those budgeted, or our marketing and advertising efforts are not effective in targeting specific customer segments, our revenue could decrease and our net losses could increase.

In August 2010, we introduced Vonage Mobile for Facebook, which is a free service. In the future, we may introduce other free services for mobile and other connected devices. As an optional feature of these free services, we may offer and charge for premium services such as international calling plans, alternatives for high priced international roaming services, and lower cost text messaging. If we are unable to attract users of these premium services, our net revenues may fail to grow as we expect.

We may be subject to damaging and disruptive intellectual property litigation that could materially and adversely affect our business, results of operations, and financial condition, as well as the continued viability of our company.

There has been substantial litigation in the VoIP and related industries regarding intellectual property rights and, given the rapid technological change in our industry and our continual development of new products and services, we and/or our commercial partners may be subject to infringement claims from time to time. For example, we may be unaware of filed patent applications and issued patents that could include claims covering our products and services. We were subject to patent infringement claims in the past, including suits that we settled in 2007 and 2008 for a total of $243,825 with Verizon, Sprint, AT&T, Nortel Networks, and others. We are also currently named as a defendant in a suit that relates to patent infringement and from time to time we receive letters from third parties initiating an opportunity for us to obtain licenses to patents that may be relevant to our business. See “Item 3. – Legal Proceedings—IP Matters.”

Parties making claims of infringement may be able to obtain injunctive or other equitable relief that could effectively block our ability to provide our services and could cause us to pay substantial royalties, licensing fees, damages or settlement fees. The defense of any lawsuit could divert management’s efforts and attention from ordinary business operations and result in time-consuming and expensive litigation, regardless of the merits of such claims. These outcomes may:

>	result in the loss of a substantial number of existing customers or prohibit the acquisition of new customers;

>

lead to an event of default under the terms of our credit facility, which could permit the lenders to declare due and payable immediately all amounts due under the credit facility, including principal and accrued interest, and take action to foreclose upon the collateral securing the indebtedness;

>	cause us to accelerate expenditures to preserve existing revenues;

>	cause existing or new vendors to require prepayments or letters of credit;

>	cause our credit card processors to demand reserves or letters of credit or make holdbacks;

>	result in substantial employee layoffs;

>	materially and adversely affect our brand in the market place and cause a substantial loss of goodwill;

>

cause our stock price to decline significantly or otherwise cause us to fail to meet the continued listing requirements of the New York Stock Exchange, which could distract management and result in the delisting of our common stock from the exchange;

>	materially and adversely affect our liquidity, including our ability to pay debts and other obligations as they become due;

>	cause us to change our business methods or services;

>	require us to cease certain business operations or offering certain products and services; and

>	lead to our bankruptcy or liquidation.

10	VONAGE ANNUAL REPORT 2010

If we fail to protect our internally developed systems and software and our trademarks, we may become involved in costly litigation or our business or brand may be harmed.

Our ability to compete effectively is dependent in large part upon the maintenance and protection of systems and software that we have developed internally based on open standards. While we have five internally developed issued patents, a number of pending patent applications, and acquired three patents from Digital Packet Licensing, Inc., we cannot patent much of the technology that is important to our business. Our pending patent applications may not be granted. Any issued patent that we own may be challenged, narrowed, invalidated, or circumvented. To date, we have relied on copyright and trade secret laws, as well as confidentiality procedures and licensing arrangements, to establish and protect our rights to this technology. We typically enter into confidentiality or license agreements with our employees, consultants, customers, and vendors in an effort to control access to and distribution of technology, software, documentation, and other information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use this technology without authorization. Policing unauthorized use of this technology is difficult. The steps we take may not prevent misappropriation of the technology we rely on. In addition, effective protection may be unavailable or limited in some jurisdictions outside the United States, Canada, and the United Kingdom. Litigation may be necessary in the future to enforce or protect our rights or to determine the validity and scope of the rights of others. That litigation could cause us to incur substantial costs and divert resources away from our daily business, which in turn could materially adversely affect our business.

The unlicensed use of our brand by third parties could harm our reputation, cause confusion among our customers, and impair our ability to market our services. To that end, we have registered numerous trademarks and service marks and have applied for registration of our trademarks and service marks in the United States and abroad to establish and protect our brand names as part of our intellectual property strategy. If our applications receive objections or are successfully opposed by third parties, it will be difficult for us to prevent third parties from using our brand without our permission. Moreover, successful opposition to our applications might encourage third parties to make additional oppositions or commence trademark infringement proceedings against us, which could be costly and time consuming to defend against. If we decide to take limited or no action to protect our trademarks, our trademark rights may be diluted and subject to challenge or invalidation, which could materially and adversely affect our brand in the market place.

Certain rights to third party patents and technology may expire and not be extended, or may not be available.

Certain previously disclosed patent rights granted to the Company under our agreements with Verizon, AT&T, and Sprint will expire between October 2011 and May 2014. It may be necessary to negotiate extensions of such rights, and if so and we are unable to do so on terms acceptable to us upon expiration, our making, using and selling of existing and future products and services may be subject to challenges as infringing Verizon, AT&T or Sprint patents. In addition, we may seek to obtain rights to third party technology in the future, but may not be able to agree upon commercially reasonable terms or at all with respect to obtaining such rights. If we are unable to extend existing licenses or are unable to obtain rights to other technology that may be commercially advantageous or necessary for our product and service offerings, we may experience a decrease in the quality of our products or services or we may lose the ability to provide our products and services on a non-infringing basis until alternative technology or suitable alternative products and services can be developed, identified, obtained (through acquisition, license or other grants of rights), and integrated.

Our ability to provide our telephony service and manage related customer accounts is dependent upon third-party facilities, equipment, and systems, the failure of which could cause delays or interruptions of our service, damage our reputation, cause us to lose customers, limit our growth, and affect our financial condition.

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

We outsource several of our network functions to third-party providers. For example, we outsource the maintenance of our regional data connection points, which are the facilities at which our network interconnects with the public switched telephone network. If our third-party service providers fail to maintain these facilities properly, or fail to respond quickly to problems, our customers may experience service interruptions. Interruptions in our service caused by third-party facilities have in the past caused and may in the future cause us to lose customers or cause us to offer substantial customer credits, which could adversely affect our revenue and profitability. If interruptions adversely affect the perceived reliability of our service, we may have difficulty attracting new customers, and our brand, reputation, and growth will be negatively impacted.

In order to access our residential, small office, and home office services, a customer needs to connect a standard telephone to a broadband Internet connection through a Vonage-enabled device that we provide. Although we closely monitor inventory levels, if we are unable to procure a sufficient number of devices from our single supplier in a timely manner, including as a result of a failure by a component supplier, we would be delayed in activating new customers and may lose these customers.

We also rely on third parties for some of our back office functions. For example, in December 2009, we entered into an agreement with Amdocs, Inc. to license systems to enhance our ordering and billing capabilities. We expect to begin transitioning to the new systems in 2011. Any challenges we encounter with the implementation of the new systems or the transition could affect customer satisfaction. Any failure to develop and implement ordering and billing systems that meet our requirements in a timely manner, or at all, may materially affect our ability to introduce next generation products on the schedule that we prefer and could result in increased costs to enhance our existing ordering and billing systems or procure replacement systems. As a result, our growth, system of internal controls, or results of operations could be materially and adversely affected.

We rely on third parties to provide a portion of our customer service representatives, provide aspects of our E-911 service, and initiate local number portability for our customers. If these third parties do not provide our customers with reliable, high-quality service, our reputation will be harmed and we may lose customers.

We offer our customers support 24 hours a day, seven days a week through both our comprehensive online account management website and our toll free number. Our customer support is currently provided via United States based employees as well as third party partners located in the United States, Philippines, Costa Rica, Chile, and India. We offer support in English, Spanish, and French Canadian. Our third-party providers generally represent us without identifying themselves as independent parties. The ability to support our customers may be disrupted by natural disasters, inclement weather conditions, civil unrest, and other adverse events in the locations where our customer support is provided.

We also contract for services required to provide E-911 services including assistance in routing emergency calls, terminating E-911 calls, operating a national call center that is available 24 hours a day, seven days a week to receive certain emergency calls, and maintaining PSAP databases for the purpose of deploying and operating E-911 services. Interruptions in service from our vendor could cause failures in our customers’ access to E-911 services and expose us to liability and damage our reputation.

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

Flaws in our technology and systems, our failure to adapt our systems to any new Internet Protocol, or hacker attacks could cause delays or interruptions of service, which could damage our reputation, cause us to lose customers, and limit our growth.

Although we have designed our service network to reduce the possibility of disruptions or other outages, our service may be disrupted by problems with our technology and systems, such as malfunctions in our software or other facilities and overloading of our network. As we attract new subscribers, we expect increased call volume that we need to manage to avoid network interruptions. In particular, as we have marketed to different international long distance markets, we have seen international call volumes to targeted countries increase. During the next few years we expect wide-spread industry adoption of a new Internet Protocol, which is a set of standard communications and routing mechanisms. Customers may experience periodic delays of service caused by the industry transition to this new Internet Protocol. Interruptions have caused and may in the future cause us to lose customers and offer substantial customer credits, which could adversely affect our revenue and profitability. Network interruptions may also impair our ability to sign-up new customers. During 2010, we had multiple outages that affected groups of customers at various times, some of which affected large groups of customers for several hours. In addition, because our systems and our customers’ ability to use our services are Internet-dependent, our services may be subject to “hacker attacks” from the Internet, which could have a significant impact on our systems and services. If service interruptions adversely affect the perceived reliability of our service, we may have difficulty attracting and retaining customers and our brand reputation and growth may suffer.

Third parties may fraudulently use our name to obtain access to customer accounts and other personal information, use our services to commit fraud or steal our services, which could damage our reputation, limit our growth, and cause us to incur additional expenses.

Our customers have been subject to “phishing,” which occurs when a third party sends an email or pop-up message to a customer that claims to be from a business or organization that provides services to the customer. The purpose of the inquiry is typically to encourage the customer to visit a bogus website designed to look like a website operated by the legitimate business or organization. At the bogus website, the operator attempts to trick the customer into divulging customer account or other personal information such as credit card information or to introduce viruses through “trojan horse” programs to the customers’ computers. This has resulted in identity theft from our customers and the unauthorized use of Vonage services. Third parties have also used our communications services to commit fraud. Although we have engaged a third party to assist in the shutdown of purported phishing sites, if we are unable to detect and prevent “phishing,” use of our services for fraud, and similar activities, our brand reputation and growth may suffer and we may incur additional costs, including costs to increase security, or be required to credit significant amounts to customers.

Third parties also have used our communications services without paying, including by submitting fraudulent credit card information. This has resulted in our incurring the cost of providing the services, including incurring call termination fees, without any corresponding revenues. We have implemented anti-fraud procedures in order to limit the expenses resulting from theft of service, which were not material in 2010. If our procedures are not effective, theft of service could significantly increase our expenses and negatively impact our profitability.

Our business may be harmed if we are unable to maintain data security and meet Payment Card Industry data security standards.

We are dependent upon automated information technology processes. Any failure to maintain the security of our data and our employees’ and customers’ confidential information, including via the penetration of our network security and the misappropriation of confidential information, could result in financial obligations to third parties, fines, penalties, regulatory proceedings, and private litigation with potentially large costs. Any such failure also could put us at a competitive disadvantage and result in deterioration in our employees’ and customers’ confidence in us, which may have a material adverse impact on our business, financial condition, and results of operations.

12	VONAGE ANNUAL REPORT 2010

We make available on our website our privacy policy, which describes how we collect, use, and disclose our customers’ personal information. As we expand our international operations into new geographies, we may become subject to local data security, privacy, data retention, and disclosure laws and regulations. It may be difficult for us to comply with these laws and regulations if they were deemed to be applicable to us.

We are subject to Payment Card Industry (“PCI”) data security standards, which require periodic audits by independent third parties to assess compliance. PCI data security standards are a comprehensive set of requirements for enhancing payment account data security that was developed by the PCI Security Standards Council including American Express, Discover Financial Services, JCB International, MasterCard Worldwide, and VISA Inc., to help facilitate the broad adoption of consistent data security measures. Failure to comply with the security requirements as identified in subsequent audits or rectify a security issue may result in fines. While we believe it is unusual, restrictions on accepting payment cards, including a complete restriction, may be imposed on companies that are not compliant.

We may incur significant costs and harm to our reputation from lawsuits and regulatory inquiries related to our business practices, which may also divert the attention of our management from other aspects of our business.

We were named in several purported class actions in California, New Jersey, and Washington that alleged a wide variety of deficiencies with respect to our business practices, marketing disclosures, e-mail marketing, and quality issues for both phone and fax service. In 2010, the parties reached a proposed settlement that included a release and dismissal with prejudice of all consumer claims against us and provided a settlement benefit of $4,750 into a common fund for the benefit of class members. The common fund will include all awarded fees, costs, and expenses (including attorneys’ fees and costs), some of the costs to provide notice of settlement, administrative expenses, and incentive awards, if any, with the remainder of the common fund to be distributed to members of the class pursuant to a plan of allocation among class members.

We have also been subject to periodic regulatory inquiries regarding our business practices, including an investigation settled in 2009 with a group of 32 States attorney generals into certain of our business practices. There was no finding of any violation or wrongdoing by us, and the 32 states participating in the settlement have released us and our affiliates from the matters investigated. In connection with the settlement, we agreed to pay an aggregate of $3,000 to the participating states, including amounts to cover legal and investigation fees incurred. To improve the customer experience and promote continued customer satisfaction, we also agreed to implement certain enhancements to our business practices, many of which we implemented prior to completion of the settlement. We also agreed to provide refunds for certain affected consumers. Any such claims or regulatory inquiries, whether successful or not, could require us to devote significant amounts of monetary or human resources to defend ourselves and could harm our reputation. We may need to spend significant amounts on our legal defense, senior management may be required to divert their attention from other portions of our business, new product launches may be deferred or canceled as a result of any proceedings, and we may be required to make changes to our present and planned products or services. If, as a result of any proceedings, a judgment is rendered or a decree is entered against us, it may materially and adversely affect our business, financial condition, and results of operations and harm our reputation.

If we require additional capital, we may not be able to obtain additional financing on favorable terms or at all.

We may need to pursue additional financing to respond to new competitive pressures, pay extraordinary expenses such as litigation settlements or judgments or fund growth, including through acquisitions. Because of our past significant losses and our limited tangible assets, we do not fit traditional credit lending criteria, which, in particular, could make it difficult for us to obtain loans or to access the capital markets. In addition, the credit documentation for our recent financing contains affirmative and negative covenants that affect, and in many respects may significantly limit or prohibit, among other things, our and certain of our subsidiaries’ ability to incur, refinance or modify indebtedness and create liens.

The debt agreements governing our December 2010 financing contain restrictions that may limit our flexibility in operating our business.

On December 14, 2010, we consummated a financing consisting of a $200,000 senior secured term loan (the “Credit Facility”) replacing our November 2008 financing. The Credit Facility contains various covenants and other restrictions that limit our ability and/or the ability of certain of our subsidiaries to engage in specified types of transactions. These covenants and other restrictions may under certain circumstances limit, but not necessarily preclude, our and certain of our subsidiaries’ ability to, among other things:

>	incur, refinance or modify indebtedness;
>	create liens;
>	pay cash dividends on or repurchase our capital stock or make other restricted payments;
>	make investments in excess of certain amounts;
>	enter into acquisitions, sales, and mergers in excess of certain amounts;
>	enter into sale and leaseback transactions;
>	amend our organizational documents;
>	substantially change the nature of our business; and
>	enter into transactions with our stockholders and affiliates.

Under the Credit Facility, we are required to maintain a specified maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. In addition, the Credit Facility limits our capital expenditures. Our ability to comply with such financial and other covenants can be affected by events beyond our control, so we may not be able to comply with these covenants. A breach of any such covenant could result in a default under the Credit Facility. In that case, the lenders could elect to declare due and payable immediately all amounts due under the Credit Facility, including principal and accrued interest, and may take action to foreclose upon the collateral securing the indebtedness.

Our credit card processors have the ability to take significant holdbacks in certain circumstances. The reinstatement of such holdbacks likely would have a material adverse effect on our liquidity.

Historically, our credit card processors have established reserves to cover any exposure that they may have as we collect revenue in advance of providing services to our customers, which is a customary practice for companies that bill their customers in advance of providing services. During 2010, our credit card processors released all reserves which consisted of cash reserves of $23,101 and a cash-collateralized letter of credit for $10,500. Under our credit card processing agreements with our Visa, MasterCard, American Express, and Discover credit card processors, the credit card processor has the right, in certain circumstances, including adverse events affecting our business, to impose a holdback of our advanced payments purchased using a Visa, MasterCard, American Express, or Discover credit card, as applicable, or demand additional reserves or other security. If circumstances were to occur that would allow any of these processors to reinstate a holdback, the negative impact on our liquidity likely would be significant. In addition, our Visa and MasterCard credit card processing agreement may be terminated by the credit card processor at its discretion if we are deemed to be financially insecure. As a significant portion of payments to us are made through Visa and MasterCard credit cards, if the credit card processor does not assist in transitioning our business to another credit card processor, the negative impact on our liquidity likely would be significant.

The success of our business relies on customers’ continued and unimpeded access to broadband service. Providers of broadband services may be able to block our services or charge their customers more for also using our services, which could adversely affect our revenue and growth.

Our customers must have broadband access to the Internet in order to use our service. Some providers of broadband access, including outside of the United States, may take measures that affect their customers’ ability to use our service, such as degrading the quality of the data packets we transmit over their lines, giving those packets low priority, giving other packets higher priority than ours, blocking our packets entirely or attempting to charge their customers more for also using our services.

In the United States, it is not clear whether suppliers of broadband Internet access have a legal obligation to allow their customers to access and use our service without interference. As a result of recent decisions by the United States Supreme Court and the FCC, providers of broadband services are subject to relatively light regulation by the FCC. Consequently, federal and state regulators might not prohibit broadband providers from limiting their customers’ access to VoIP or otherwise discriminating against VoIP providers. In August 2008, however, the FCC found that it had the authority to order a major cable operator to cease using network management practices that interfered with its broadband service users’ ability to use certain types of applications. The cable operator sought judicial review of the FCC’s decision and the United States Court of Appeals for the District of Columbia Circuit granted the cable operator’s appeal finding that the FCC had not adequately justified its authority to regulate the cable operator’s conduct. More recently in December 2010, the FCC adopted new net neutrality rules that would protect services like ours from interference. Several providers have already sought judicial review of the FCC’s new net neutrality rules. Interference with our service or higher charges for also using our service could cause us to lose existing customers, impair our ability to attract new customers, and harm our revenue and growth. These problems could also arise in international markets.

Regulation of VoIP services is developing and therefore uncertain, and future legislative, regulatory or judicial actions could adversely affect our business and expose us to liability.

Our business has developed in a relatively lightly regulated environment. However, the United States and other countries have begun to assert regulatory authority over VoIP and are continuing to evaluate how VoIP will be regulated in the future. Both the application of certain existing rules to us and our competitors and the effects of future regulatory developments are uncertain.

Interconnected VoIP providers, such as Vonage, are subject to certain FCC rules. For example, on August 5, 2005, the FCC released an Order extending the obligations of the Communications Assistance for Law Enforcement Act (“CALEA”) to interconnected VoIP providers. Under CALEA, telecommunications carriers must assist law enforcement in executing electronic surveillance, which include the capability of providing call content and call-identifying information to a local enforcement agency, or LEA, pursuant to a court order or other lawful authorization. To date, we have taken significant steps towards CALEA compliance. We could be subject to an enforcement action by the FCC if our CALEA solution is deemed not fully operational.

Effective February 2, 2011, another FCC order reduced to one business day the amount of time that a telecommunications provider such as Vonage has to port a telephone number to another provider. If we, or third parties we rely upon for porting, have difficulty complying with the new one-day porting requirement, we could be subject to FCC enforcement action.

Future legislative, judicial or other regulatory actions could have a negative effect on our business. If we become subject to the rules and regulations applicable to telecommunications providers in individual states, we may incur significant litigation and compliance costs, and we may have to restructure our service offerings, exit certain markets, or raise the price of our services, any of which could cause our services to be less attractive to customers. In addition, future regulatory developments could increase our cost of doing business and limit our growth.

As we expand our international operations into new geographies, we will be increasingly subject to risks that are inherent in operating abroad, including increased governmental regulation, currency restrictions, and other restraints and burdensome taxes.

Our services are in use in countries outside of the United States, Canada, and the United Kingdom where we have regular operations including countries where providing VoIP services is illegal. It is possible that governments outside of the United States, Canada, and the United Kingdom may try to subject our services to governmental regulations, including telecommunications, data retention, privacy, consumer protection, financial, and other laws and regulations. In addition, if these governments believe that we are providing unauthorized service in

14	VONAGE ANNUAL REPORT 2010

their countries, they may pursue fines, penalties, or other governmental action, including criminal action, that may damage our brand and reputation.

As we expand our international operations into new geographies, we expect to become subject to numerous additional governmental regulations, including telecommunications, data retention, privacy, consumer protection, financial, and other applicable laws and regulations. Some of these regulations may be complicated or unsettled. Any failure to comply with governmental regulation could result in fines, penalties, or other governmental action, including criminal action, and may damage our brand and reputation. In addition, changes in legislation or regulations and actions by regulators, including changes in administration and enforcement policies, may from time to time require modifications to our offerings or the payment of fines and penalties, or both. In the United States, Canada, and United Kingdom, we are not a regulated telecommunications business. We may need to change our service offerings to avoid regulation as a telecommunications business in a jurisdiction or if we are treated as a regulated telecommunications business, we may be required to incur additional expenses. If we use a local partner to provide services in a country and the local partner does not comply with applicable governmental regulations, we may face additional regulation, liabilities, penalties or other governmental action, and our brand and reputation may be harmed.

As a United States-based company, any foreign subsidiary that we use for international operations may be subject to a variety of governmental regulations in the countries where we market our products, including tariffs and taxes. For example, distributions of earnings and other payments, including interest, received from our foreign subsidiaries may be subject to withholding taxes imposed by the jurisdiction in which such entities are formed or operating, which will reduce the amount of after-tax cash we can receive. In general, as a United States corporation, we may claim a foreign tax credit against our federal income tax expense for such foreign withholding taxes and for foreign income taxes paid directly by foreign corporate entities in which we own 10% or more of the voting stock. The ability to claim such foreign tax credits and to utilize net foreign losses is, however, subject to numerous limitations, and we may incur incremental tax costs as a result of these limitations or because we are not currently in a tax-paying position in the United States. We may also be required to include in our income for United States federal income tax purposes our proportionate share of certain earnings of those foreign subsidiaries that are classified as “controlled foreign corporations” without regard to whether distributions have been actually received from such subsidiaries.

As we expand international operations we will become more dependent on the economies of the markets in which we have operations. These markets are expected to be in countries with economies in various stages of development or structural reform, and our operations in such markets also could be affected by:

>	political, social and economic instability;

>	war, civil disturbance or acts of terrorism;

>	taking of property by nationalization or expropriation without fair compensation;

>	imposition of limitations on conversions of foreign currencies into United States dollars or remittance of dividends and other payments by foreign subsidiaries;

>	hyperinflation; and

>	impositions or increase of investment and other restrictions or requirements by foreign governments.

Our international operations involve transactions in a variety of currencies. Our financial results may be significantly affected by fluctuations of currency exchange rates. To the extent that foreign subsidiaries distribute dividends in local currencies in the future, the amount of cash to be received by us will be affected by fluctuations in exchange rates, and such shifts in the currency exchange rates may have a material adverse effect on us. We do not maintain derivatives for managing foreign currency exchange rate risks.

A number of our agreements are governed by the laws of, and subject to dispute resolution in the courts of, or through arbitration proceedings in, the country or region in which the operations are located. We cannot accurately predict whether such forum will provide us with an effective and efficient means of resolving disputes that may arise in the future. Even if we are able to obtain a satisfactory decision through arbitration or a court proceeding, we could have difficulty enforcing any award or judgment on a timely basis. Our ability to obtain or enforce relief in the United States is uncertain.

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

>	Our customers may experience lower call quality than they are used to from traditional wire line telephone companies, including static, echoes, and delays in transmissions.

>	Our customers may experience higher dropped-call rates than they are used to from traditional wire line telephone companies.

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

The FCC rules for the provision of 911 service by interconnected VoIP providers, such as the VoIP service we provide, require that for all geographic areas covered by the traditional wire line E-911 network, interconnected VoIP providers must provide E-911 service as defined by the FCC’s rules. Under the FCC’s rules, E-911 service means that interconnected VoIP providers must transmit the caller’s telephone number and registered location information to the appropriate PSAP for the caller’s registered location. Vonage provides E-911 service, under the FCC’s rules, to approximately 99.97% of its subscriber lines.

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

Many of the key responsibilities of our business have been assigned to a relatively small number of individuals. Our future success depends to a considerable degree on the vision, skills, experience, and effort of our senior management, especially Marc P. Lefar, our Chief Executive Officer. The loss of the services of these officers could have a material adverse effect on our business. In addition, our continued growth depends on our ability to attract and retain experienced key employees.

We have incurred losses since our inception, and we may continue to incur losses in the future.

While we achieved profitability in certain quarters in 2009 and 2010 under United States Generally Accepted Accounting Principles (“GAAP”), we incurred net losses of $42,598 and $83,665 for the years ended December 31, 2009 and 2010, respectively. For the period from our inception through December 31, 2010, our accumulated deficit was $1,171,901. Our net losses initially were driven primarily by start-up costs and the cost of developing our technology and later by patent litigation settlements and marketing expenses. Most recently, our net losses have been driven principally by marketing expenses, investments in research and development and customer care, increased interest expense as a result of the financing that we completed in November 2008 and non-cash charges associated with the conversion feature of the now converted convertible notes and our December 2010 refinancing.

Although we believe we will achieve consistent profitability in the future, we ultimately may not be successful. We believe that our ability to achieve consistent profitability will depend, among other factors, on our ability to continue to achieve and maintain substantive operational improvements and structural cost reductions while maintaining and growing our net revenues. In addition, certain of the costs of our business are not within our control and may increase. For example, we and other telecommunications providers are subject to regulatory termination charges imposed by regulatory authorities in countries to which customers make calls, such as India where regulatory authorities have been petitioned by local providers to consider termination rate increases. As we attract additional international long distance callers, we will be more affected by these increases to the extent that we are unable to offset such costs by passing through price increases to customers.

Jeffrey A. Citron, our founder, non-executive Chairman, and a significant stockholder, exerts significant influence over us.

As of December 31, 2010, Mr. Citron beneficially owned approximately 26.0% of our outstanding common stock, including outstanding securities exercisable for common stock within 60 days of such date. As a result, Mr. Citron is able to exert significant influence over all matters presented to our stockholders for approval, including election and removal of our directors and change of control transactions. In addition, as our non-executive Chairman, Mr. Citron has and will continue to have influence over our strategy and other matters as a board member. Mr. Citron’s interests may not always coincide with the interests of other holders of our common stock.

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

16	VONAGE ANNUAL REPORT 2010

taxable income. In general, a change in ownership occurs when, as of any testing date, there has been a cumulative change in the stock ownership of the corporation held by 5% stockholders of more than 50 percentage points over an applicable three-year period. For these purposes, a 5% stockholder is generally any person or group of persons that at any time during an applicable three-year period has owned 5% or more of our outstanding common stock. In addition, persons who own less than 5% of the outstanding common stock are grouped together as one or more “public group” 5% stockholders. Under Section 382, stock ownership would be determined under complex attribution rules and generally includes shares held directly, indirectly (though intervening entities), and constructively (by certain related parties and certain unrelated parties acting as a group).

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

Securities markets experience significant price and volume fluctuations. This market volatility, as well as general economic conditions, could cause the market price of our common stock to fluctuate substantially. The trading price of our common stock has been, and is likely to continue to be, volatile. Many factors that are beyond our control may significantly affect the market price of our shares. These factors include:

>	changes in our earnings or variations in operating results;

>	any shortfall in revenue or increase in losses from levels expected by securities analysts;

>	judgments in our litigation;

>	changes in regulatory policies or tax law;

>	operating performance of companies comparable to us;

>	general economic trends and other external factors; and

>	market conditions and competitive pressures that prevent us from executing on our future growth initiatives.

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

In addition, a change of control would constitute an event of default under our Credit Facility. Upon the occurrence of an event of default, the lenders could elect to declare due and payable immediately all amounts due under the Credit Facility, including principal and accrued interest, and may take action to foreclose upon the collateral securing the indebtedness.

Under our Credit Facility, a “change of control” would result from the occurrence of, among other things, the acquisition by any person or group (other than Mr. Citron and his majority-controlled affiliates) of 35% or more of the voting and/or economic interest of our outstanding common stock on a fully-diluted basis.

We encourage you to read the agreement in full, including the definition of “change of control” therein. The Credit Facility has been previously filed with the Securities and Exchange Commission as Exhibit 10.1 to a Form 8-K filed by us on December 14, 2010.

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

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

The following is a summary of our offices and locations:

Location	Business Use	Square Footage	Lease Expiration Date
Holmdel, New Jersey	Corporate Headquarters, Network Operations, Customer Service, Sales and Marketing, and Administration	350,000	2017
London, United Kingdom	Sales and Marketing, Administration	3,472	2015
Atlanta, Georgia	Product Development	2,588	2011
Tel Aviv, Israel	Application Development	5,866	2015
		361,926

We believe that the facilities that we occupy are adequate for our current needs and do not anticipate leasing any additional space.

ITEM 3. Legal Proceedings

From time to time, we may become party to litigation and subject to claims, normally incidental to the ordinary course of our business.

Litigation

Consumer Class Action Litigations. We were named in several purported class actions venued in California, New Jersey, and Washington alleging a wide variety of deficiencies with respect to our business practices and marketing disclosures.

These class actions, on behalf of both nationwide and state classes, generally alleged that we delayed and/or refused to allow consumers to cancel their Vonage service; failed to disclose procedural impediments to cancellation; failed to adequately disclose that their 30 or 60-day money back guarantee did not give consumers 30 to 60 days to try out our services; suppressed and concealed the true nature of our services and disseminated false advertising about the quality, nature and terms of our services; imposed an unlawful early termination fee; and invoked unconscionable provisions of our Terms of Service to the detriment of customers. On May 11, 2007, plaintiffs in one action petitioned the Judicial Panel on Multidistrict Litigation (the “Panel”) seeking transfer and consolidation of the pending actions to a single court for coordinated pretrial proceedings. In an Order dated August 15, 2007, the Panel transferred the pending actions to the United States Court for the District of New Jersey, captioned In re Vonage Marketing and Sales Practices Litigation, MDL No. 1862, Master Docket No. 07-CV-3906 (USDC, D.N.J.). On October 1, 2007, counsel for one group of plaintiffs moved before the Court for Consolidation and Appointment of Co-Lead Counsel of the actions, and requested time to file an Amended Consolidated Complaint. On November 6, 2008, the Court entered an Order Granting Consolidation and Appointment of Co-Lead Counsel, and ordered that a consolidated Complaint be filed within 45 days, which Complaint was filed on December 19, 2008. On February 6, 2009, we filed a Motion to Compel Arbitration. On September 1, 2009, the Court denied without prejudice the Motion to Compel Arbitration. On December 2, 2009, we filed a Renewed Motion to Compel Arbitration. Briefing on the motion was completed in February 2010. The parties engaged in limited discovery. On July 8, 2010, the Court requested that the parties submit supplemental letters to the Court on or before July 30, 2010, addressing the relevance of recent decisions by the United States Supreme Court and the United States Court of Appeals for the 3rd Circuit regarding arbitration provisions and the parties filed those submissions.

On September 23, 2010, the parties reached a proposed settlement that includes a release and dismissal with prejudice of all consumer claims against us and will provide a settlement benefit of $4,750 into a common fund for the benefit of class members. The common fund will include all awarded fees, costs, and expenses (including attorneys’ fees and costs), certain costs to provide notice of settlement, administrative expenses, and incentive awards, if any, with the remainder of the common fund to be distributed to members of the class pursuant to a plan of allocation among class members. On September 28, 2010, the Court entered a Joint Stipulation staying the proceedings and terminating the pending Renewed Motion to Compel Arbitration. On December 23, 2010, the parties filed the proposed Settlement Agreement with the Court. On January 3, 2011, the Court granted Preliminary Approval of the Settlement and set a schedule whereby notice of the proposed settlement, the final hearing date and other interim deadlines is to be provided to potentially eligible plaintiffs. A final hearing on

18	VONAGE ANNUAL REPORT 2010

the settlement has been scheduled for May 10, 2011, at which time the Court will hear objections to the proposed settlement, requests for exclusion/opt-out of the settlement, application by Class Counsel for attorneys’ fees, costs and expenses, and application for Incentive Awards to the named plaintiffs.

We previously recorded a reserve of $4,750 to reflect the proposed settlement. This amount was paid into an escrow account in January 2011. Of this amount, $2,750 was recorded in the quarter ended September 30, 2010; with $1,500 and $750 recorded as a reduction to customer equipment and shipping and telephony services revenue, respectively, and $500 recorded as selling, general and administrative expense in the consolidated statement of operations. The remaining $2,000 was recorded as selling, general and administrative expense in the consolidated statement of operations in the quarter ended March 31, 2010.

IPO Underwriter Indemnification. On December 4, 2009, we received final Court approval for the settlement of litigation arising from our initial public offering (“IPO”), which included a release and dismissal of all stockholder claims against us and our individual directors and officers who were named as defendants. The firms who served as underwriters to the IPO, pursuant to an indemnification agreement entered into between us and those firms prior to the IPO, previously demanded that we reimburse them for the costs and fees incurred by them in defense of the IPO litigation. In addition, three of the firms previously demanded that we reimburse them for the costs and fees incurred by them in response to various regulatory inquiries by the Financial Industry Regulatory Authority (formerly the NASD) and the New York Stock Exchange, among other things. We have declined to reimburse these three firms any fees or expenses. The settlement of the IPO litigation did not resolve the IPO underwriters’ claims for indemnification against us. At the time of our debt refinancing in December 2010, we reached agreement with two of the underwriters releasing us from certain potential claims in connection with the IPO.

IP Matters

Alcatel-Lucent. On November 4, 2008, we received a letter from Alcatel-Lucent initiating an opportunity for us to obtain a non-exclusive patent license to certain of its patents that may be relevant to our business. We are currently analyzing the applicability of such patents to our business, as well as additional patents subsequently identified by Alcatel-Lucent. If we determine that these patents are applicable to our business and valid, we may incur expense in licensing them. If we determine that these patents are not applicable to our business or invalid, we may incur expense and damages if there is litigation.

Ceres Communications Technologies LLC. On October 6, 2010, Ceres Communications Technologies LLC (“Ceres”) filed a lawsuit against Vonage Holdings Corp. and its subsidiaries Vonage America, Inc. and Vonage Marketing LLC in the United States District Court for the District of Delaware alleging that Vonage’s products and services are covered by a patent held by Ceres, United States Patent No. 5,774,526, entitled “Reconfigurable On-Demand Telephone and Data Line System.” The suit also named numerous other companies as defendants, including AT&T, Inc., Cablevision Systems Corporation, Comcast Corporation, Cox Communications Inc., Skype Global S.a.r.l, Skype Inc., Time Warner Cable, and Verizon Communications Inc. We filed our Answer to the Complaint on November 16, 2010. We also filed a Motion to Dismiss certain of plaintiff’s allegations on November 16, 2010. On December 3, 2010, Ceres filed its First Amendment Complaint omitting its prior claims for induced, contributory, and willful infringement. We filed our Answer and Counterclaim on December 20, 2010. Ceres filed its Reply to our Counterclaim on January 6, 2011. No case schedule has been set and discovery has not yet begun.

Hitachi. On January 27, 2011, we met with Hitachi, Ltd. to discuss an opportunity for us to obtain a non-exclusive patent license to certain Hitachi patents that Hitachi believes may be relevant to our business. We are currently analyzing the applicability of such patents to our business. If we determine that these patents are applicable to our business and valid, we may incur expense in licensing them. If we determine that these patents are not applicable to our business or invalid, we may incur expense and damages if there is litigation.

From time to time, in addition to those identified above, we are subject to legal proceedings, claims, investigations, and proceedings in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment, and other matters. From time to time we receive letters from third parties initiating an opportunity for us to obtain patent licenses that might be relevant to our business. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss or range of loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Other than as set forth above, no additional reserves were recorded in the three months ended December 31, 2010. Litigation is inherently unpredictable. We believe that we have valid defenses with respect to the legal matters pending against us and are vigorously defending these matters. Given the uncertainty surrounding litigation and our inability to assess the likelihood of a favorable or unfavorable outcome in the above noted matters, it is possible that the resolution of one or more of these matters could have a material adverse effect on our consolidated financial position, cash flows or results of operations.

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

The FCC required all interconnected VoIP providers to become fully CALEA compliant by May 14, 2007. To date, we have taken significant steps towards CALEA compliance, which include testing a CALEA solution with the Federal Bureau of Investigation and delivering lawful CALEA requests. We have also implemented alternative solutions that allow CALEA access to call content and call-identifying information. The FCC and law enforcement officials have been advised as to our CALEA progress and our efforts at implementing alternative solutions. We could be subject to an enforcement action by the FCC if our CALEA solution is deemed not fully operational.

Federal – Local Number Portability

On May 13, 2009, the FCC adopted an order that reduced to one business day the amount of time that a telecommunications provider such as us have to port a telephone number to another provider. If we, or third parties we rely upon for porting, have difficulty executing the new one-day porting requirement, we could be subject to FCC enforcement action.

Federal – Net Neutrality

Clear and enforceable net neutrality rules would make it more difficult for broadband Internet service providers to block or discriminate against Vonage service. Also explicitly applying net neutrality rules to wireless broadband Internet service could create greater opportunities for VoIP applications that run on wireless broadband Internet service. In October 2009, the FCC proposed the adoption of enforceable net neutrality rules for both wired and wireless broadband Internet service providers. The proposed rules would prohibit wired and wireless broadband Internet service providers from blocking or hindering lawful content, applications, or services and from unreasonably discriminating when transmitting lawful network traffic. In addition, broadband Internet service providers would have to publicly disclose certain information about their network management practices. In December 2010, the FCC adopted enforceable net neutrality rules based on its October 2009 proposal. All of the proposed rules in the October 2009 proposal apply to wired broadband Internet providers. The FCC applied some but not all of the proposed rules to wireless broadband service. Wireless broadband Internet services providers are prohibited from blocking or hindering voice or video applications that compete with the broadband Internet service provider’s voice or video services. Wireless providers are also subject to transparency requirements, but they are not subject to the prohibition on unreasonable discrimination that applies to wired broadband Internet services providers. Several broadband Internet service providers have filed appeals of the FCC’s new rules in the D.C. Circuit Court alleging that the FCC lacks authority to apply its rules to broadband Internet service providers.

State Telecommunications Regulation

In general, the focus of interconnected VoIP telecommunications regulation is at the federal level. On November 12, 2004, the FCC issued a declaratory ruling providing that our service is subject to federal regulation and preempted the Minnesota Public Utilities Commission from imposing certain of its regulations on us. The FCC’s decision was based on its conclusion that our service is interstate in nature and cannot be separated into interstate and intrastate components. On March 21, 2007, the United States Court of Appeals for the 8th Circuit affirmed the FCC’s declaratory ruling preempting state regulation of our service. The 8th Circuit found that it is impossible for us to separate our interstate traffic from our intrastate traffic because of the nomadic nature of the service. As a result, the 8th Circuit held that it was reasonable for the FCC to preempt state regulation of our service. The 8th Circuit was clear, however, that the preemptive effect of the FCC’s declaratory ruling may be reexamined if technological advances allow for the separation of interstate and intrastate components of the nomadic VoIP service. Therefore, the preemption of state authority over our service under this ruling generally hinges on the inability to separate the interstate and intrastate components of the service.

While this ruling does not exempt us from all state oversight of our service, it effectively prevents state telecommunications regulators from imposing certain burdensome and inconsistent market entry requirements and certain other state utility rules and regulations on our service. State regulators continue to probe the limits of federal preemption in their attempts to apply state telecommunications regulation to interconnected VoIP service. Lawsuits by the Nebraska Public Service Commission and New Mexico Public Regulatory Commission that were resolved in 2009 are examples of state public utility commission attempts to extend traditional state telecommunications regulation to our service. In these cases, the state public utility commissions sought to apply state universal service funding requirements to us. The Kansas Corporation Commission also has taken the position that it has jurisdiction to seek state universal service funding from nomadic VoIP providers. Similarly, the Public Utility Commission of Ohio has adopted rules that would apply state fees for Telephone Relay Service to nomadic VoIP service.

On July 16, 2009, the Nebraska Public Service Commission and the Kansas Corporation Commission filed a petition with the FCC seeking a declaratory ruling or, alternatively, adoption of a rule declaring that state authorities may apply universal service funding (“USF”) requirements to nomadic VoIP providers. We participated in the FCC proceedings on the petition. On November 5, 2010, the FCC issued a declaratory ruling that allowed states to assess state USF on nomadic VoIP providers on a going forward basis provided that the states comply with certain conditions to ensure that imposing state USF does not conflict with federal law or policy. We expect that state public utility commissions and state legislators will continue their attempts to apply state telecommunications regulations to nomadic VoIP service.

State and Municipal Taxes

In accordance with generally accepted accounting principles, we make a provision for a liability for taxes when it is both probable that a liability has been incurred and the amount of the loss or range of loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. For a period of time, we did not collect or remit state or municipal taxes (such as sales, excise, utility, use, and ad valorem taxes), fees or surcharges (“Taxes”) on the charges to our customers for our services, except that we historically complied with the New Jersey sales tax. We have received inquiries or demands from a number of state and municipal taxing and 911 agencies seeking payment of Taxes that are applied to or collected from customers of pro-

20	VONAGE ANNUAL REPORT 2010

viders of traditional public switched telephone network services. Although we have consistently maintained that these Taxes do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations, a number of states have changed their statutes to expressly include VoIP and we are now collecting and remitting sales taxes in those states. In addition, many states address how VoIP providers should contribute to support public safety agencies, and in those states we remit fees to the appropriate state agencies. We could also be contacted by state or municipal taxing and 911 agencies regarding Taxes that do explicitly apply to VoIP and these agencies could seek retroactive payment of Taxes. As such, we have a reserve of $2,803 as of December 31, 2010 as our best estimate of the potential tax exposure for any retroactive assessment. We believe the maximum estimated exposure for retroactive assessments is approximately $8,000 as of December 31, 2010.

ITEM 4. (Removed and Reserved)

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

	Price Range of Common Stock
	High	Low
2010
Fourth quarter	$2.79	$2.10
Third quarter	$2.62	$1.92
Second quarter	$2.79	$1.35
First quarter	$1.83	$1.30
2009
Fourth quarter	$2.06	$1.13
Third quarter	$2.63	$0.31
Second quarter	$0.82	$0.34
First quarter	$0.70	$0.31

Holders

At January 31, 2011, we had approximately 176 stockholders of record. This number does not include beneficial owners whose shares are held in street name.

Dividends

We have never paid cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock for at least the next 12 months. We intend to retain all of our earnings, if any, for general corporate purposes, and, if appropriate, to finance the expansion of our business.

22	VONAGE ANNUAL REPORT 2010

Stock Performance Graph

The graph below compares the cumulative total return of our common stock between May 24, 2006 (the date of our IPO) and December 31, 2010, with the cumulative total return of (1) the S&P 500 Index, (2) the NASDAQ Telecom Index and (3) the NYSE Composite Index. This graph assumes the investment of $100 on May 24, 2006 in our common stock, the S&P 500 Index, the NASDAQ Telecom Index and the NYSE Composite Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on May 24, 2006 was the closing sales price of $14.85 per share.

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

COMPARISON OF THE CUMULATIVE TOTAL RETURN ON COMMON STOCK BETWEEN MAY 24, 2006 AND DECEMBER 31, 2010

Among Vonage Holdings Corp., the S&P 500 Index, the NASDAQ Telecom Index and the NYSE Composite Index.

	December 31,
	2006	2007	2008	2009	2010
Vonage Holdings Corp.	$46.73	$15.49	$4.44	$9.43	$15.08
S&P 500 Index	$112.69	$116.67	$71.77	$88.60	$99.93
NASDAQ Telecom Index	$115.53	$126.13	$71.91	$110.04	$110.79
NYSE Composite Index	$113.35	$120.80	$71.40	$92.06	$98.77

ITEM 6. Selected Financial Data

The following table sets forth our selected historical financial information. The statement of operations and cash flow data for the years ended December 31, 2010, 2009, and 2008 and the balance sheet data as of December 31, 2010 and 2009 are derived from our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The statement of operations and cash flow data for the year ended December 31, 2007 and 2006 and the balance sheet data as of December 31, 2008, 2007 and 2006 are derived from our audited consolidated financial statements and related notes not included in this Annual Report on Form 10-K. The results included below and elsewhere are not necessarily indicative of our future performance. You should read this information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	For the Years Ended December 31,
(in thousands, except per share amounts)	2010	2009	2008	2007	2006
Statement of Operations Data:
Operating Revenues:
Telephony services	$872,934	$864,848	$865,765	$803,522	$581,806
Customer equipment and shipping	12,108	24,232	34,355	24,706	25,591
	885,042	889,080	900,120	828,228	607,397
Operating Expenses:
Direct cost of telephony services(1)	243,794	213,553	226,210	216,831	171,958
Royalty	—	—	—	32,606	51,345
Total direct cost of telephony services	243,794	213,553	226,210	249,437	223,303
Direct cost of goods sold	55,965	71,488	79,382	59,117	62,730
Selling, general and administrative	238,986	265,456	298,985	461,768	272,826
Marketing	198,170	227,990	253,370	283,968	365,349
Depreciation and amortization	53,073	53,391	48,612	35,718	23,677
	789,988	831,878	906,559	1,090,008	947,885
Income (loss) from operations	95,054	57,202	(6,439)	(261,780)	(340,488)
Other Income (Expense):
Interest income	519	277	3,236	17,582	21,472
Interest expense	(48,541)	(54,192)	(29,878)	(22,810)	(19,583)
Change in fair value of embedded features within notes payable and stock warrant	(99,338)	(49,933)	—	—	—
Gain (loss) on extinguishment of notes	(31,023)	4,041	(30,570)	—	—
Other income (expense), net	(18)	843	(247)	(238)	(189)
	(178,401)	(98,964)	(57,459)	(5,466)	1,700
Net loss	$(83,665)	$(42,598)	$(64,576)	$(267,428)	$(338,573)
Net loss per common share:
Basic and diluted	$(0.40)	$(0.25)	$(0.41)	$(1.72)	$(3.59)
Weighted-average common shares outstanding:
Basic and diluted	209,868	170,314	156,258	155,593	94,207

24	VONAGE ANNUAL REPORT 2010

	December 31,
(dollars in thousands)	2010	2009	2008	2007	2006
Statement of Cash Flow Data:
Net cash provided by (used in) operating activities	$194,212	$38,396	$3,555	$(270,926)	$(188,898)
Net cash provided by (used in) investing activities	(4,686)	(50,565)	40,486	131,457	(210,798)
Net cash provided by (used in) financing activities	(143,762)	(3,253)	(68,370)	245	477,429
Balance Sheet Data (at period end):
Cash, cash equivalents and marketable securities	$78,934	$32,213	$46,134	$151,484	$499,736
Property and equipment, net	79,050	90,548	98,292	118,666	128,247
Restricted cash	7,978	43,700	39,585	38,928	8,042
Total assets	260,392	313,384	336,905	462,297	757,524
Total notes payable, including current portion, net of discount	193,004	201,771	194,050	253,320	253,430
Capital lease obligations	19,448	20,948	22,199	23,235	24,255
Total liabilities	390,039	405,293	427,647	537,424	574,323
Total stockholders’ equity (deficit)	(129,647)	(91,909)	(90,742)	(75,127)	183,201

(1)	Excludes depreciation and amortization of $18,725 for 2010, $18,958 for 2009, $20,254 for 2008, $18,434 for 2007, and $12,715 for 2006.

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

OVERVIEW

We are a leading provider of low-cost communications services connecting people through broadband devices worldwide. We rely heavily on our network, which is a flexible, scalable Session Initiation Protocol (SIP) based Voice over Internet Protocol, or VoIP, network that rides on top of the Internet. This platform enables a user via a single “identity,” either a number or user name, to access and utilize services and features regardless of how they are connected to the Internet, including over 3G, 4G, Cable, or DSL broadband networks. This technology enables us to offer attractively priced services that provide our customers with access to Vonage voice, messaging, and features, regardless of location, device, or their form of Internet access.

Our customers include both domestic and international long distance callers, which we classify as customers who that make 20 or more minutes of international long distance calls per month within their plan. Our primary product offering is Vonage World, a residential plan with unlimited calling domestically and to more than 60 countries, including India, Mexico, and China, for a flat monthly rate.

We introduced our first mobile offering in late 2009, an outbound long distance calling application, and Vonage Mobile for Facebook in August 2010, enabling inbound and outbound calling to a user’s Facebook friends. We anticipate leveraging our technology to offer additional applications for mobile and other connected devices to address large existing markets.

In December 2010, we completed the refinancing of our outstanding notes payable. The terms of the new loan include significantly lower interest rates and less restrictive covenants than the prior debt. We believe this refinancing helps to de-risk the business by simplifying the complex covenant structure and it gives us greater flexibility to deploy the cash generated by our business.

We serviced approximately 2.4 million subscriber lines as of December 31, 2010. Subscribers can sign-up through our direct sales channel, as represented by web-sites and toll free numbers, or purchase devices at our regional and national retailers, including Walmart and Fry’s Electronics. Our primary source of revenue is subscription fees that we charge customers for our service plans, primarily on a monthly basis. We also generate revenue from call usage that is not included in customers’ service plans and for additional features that customers add to their service plans. We bill customers in the United States, Canada, and the United Kingdom. Customers in the United States represented 94% of our subscriber lines at December 31, 2010.

Trends in Our Industry and Key Operating Data A number of trends in our industry have a significant effect on our results of operations and are important to an understanding of our financial statements. The table below includes key operating data that our management uses to measure the growth and operating performance of our business:

	For the Years Ended December 31,
	2010	2009	2008
Gross subscriber line additions	640,205	748,681	952,014
Change in net subscriber lines	(30,013)	(155,458)	26,929
Subscriber lines (at period end)	2,404,883	2,434,896	2,607,156
Average monthly customer churn	2.4%	3.1%	3.1%
Average monthly revenue per line	$30.48	$29.49	$28.92
Average monthly telephony services revenue per line	$30.06	$28.68	$27.82
Average monthly direct cost of telephony services per line	$8.40	$7.08	$7.27
Marketing costs per gross subscriber line addition	$309.54	$304.52	$266.14
Employees (excluding temporary help) (at period end)	1,140	1,225	1,491

Broadband adoption. The number of United States households with broadband Internet access has grown significantly. On March 16, 2010, the Federal Communications Commission (“FCC”) released its National Broadband Plan, which seeks, through supporting broadband deployment and programs, to encourage broadband adoption for the approximately 100 million United States residents who do not have broadband at home. We expect the trend of greater broadband adoption to continue. We benefit from this trend because our service requires a broadband Internet connection and our potential addressable market increases as broadband adoption increases.

Competitive landscape. We face intense competition from traditional telephone companies, wireless companies, cable companies, and alternative voice communication providers.

26	VONAGE ANNUAL REPORT 2010

Most traditional wire line and wireless telephone service providers and cable companies are substantially larger and better capitalized than we are and have the advantage of a large existing customer base. In addition, because our competitors provide other services, they often choose to offer VoIP services or other voice services as part of a bundle that includes other products, such as video, high speed Internet access, and wireless telephone service, which we do not offer. Further, as wireless providers offer more minutes at lower prices, better coverage, and companion landline alternative services, their services have become more attractive to households as a replacement for wire line service. We also compete against alternative voice communication providers, such as Skype, Google Voice, magicJack, and independent VoIP service providers. Some of these service providers have chosen to sacrifice telephony revenue in order to gain market share and have offered their services at low prices or for free. As we continue to introduce applications that integrate different forms of voice and messaging services over multiple devices, we are likely to face competition from emerging competitors focused on similar integration, as well as from established alternative voice communication providers. In addition, our competitors have partnered and may in the future partner with other competitors to offer products and services, leveraging their collective competitive positions. We also are subject to the risk of future disruptive technologies.

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

Subscriber lines. Our subscriber lines include, as of a particular date, all subscriber lines from which a customer can make an outbound telephone call on that date. Our subscriber lines include fax lines and soft phones but do not include our virtual phone numbers or toll free numbers, which only allow inbound telephone calls to customers. Subscriber lines decreased from 2,434,896 as of December 31, 2009 to 2,404,883 as of December 31, 2010. In the fourth quarter of 2010, we added 5,848 net subscriber lines. We believe that the decrease in our subscriber lines for the year was primarily due to increasing wireless substitution, other competition, particularly from cable companies, and reduced marketing spending. The increase in net subscriber lines in the fourth quarter was primarily due to further penetration of international calling markets and stable churn. We expect more gross lines in 2011 compared to 2010 and positive net subscriber lines in 2011.

Average monthly customer churn. Average monthly customer churn for a particular period is calculated by dividing the number of customers that terminated during that period by the simple average number of customers during the period, and dividing the result by the number of months in the period. The simple average number of customers during the period is the number of customers on the first day of the period, plus the number of customers on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first 30 days after activation. Our average monthly customer churn decreased to 2.4% in 2010 from 3.1% in 2009. In the fourth quarter of 2010, our average monthly customer churn was 2.4%. We believe the reduction in churn is due to initiatives to improve the customer’s experience, including on-boarding and network quality, an improving economy and credit profile for new customer acquisitions, which has positively impacted non-pay churn, and the value proposition of the Vonage World offer. We monitor churn on a daily basis and use it as an indicator of the level of customer satisfaction. Other companies may calculate churn differently, and their churn data may not be directly comparable to ours. Customers who have been with us for a year or more tend to have a lower churn rate than customers who have not. Our churn will fluctuate over time due to economic conditions, competitive pressures including wireless substitution, market place perception of our services, and our ability to provide high quality customer care and network quality and add future innovative products and services.

Average monthly revenue per line. Average monthly revenue per line for a particular period is calculated by dividing our total revenue for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. The simple average number of subscriber lines for the period is the number of subscriber lines on the first day of the period, plus the number of subscriber lines on the last day of the period, divided by two. Our average monthly revenue per line increased to $30.48 for 2010 compared to $29.49 for 2009.

Average monthly telephony services revenue per line. Average monthly telephony services revenue per line for a particular period is calculated by dividing our total telephony services revenue for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. Our average monthly telephony services revenue per line was $30.06 for 2010 compared with $28.68 for 2009. This increase was due to an increase in the number of customers signing up for higher priced rate plans, selective pricing actions we implemented along with enhancements to our service, and improved customer quality that reduced bad debt costs.

Average monthly direct cost of telephony services per line. Average monthly direct cost of telephony services per line for a particular period is calculated by dividing our direct cost of telephony services for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. We use the average monthly direct cost of telephony services per line to evaluate how effective we are at managing our costs of providing service. Our average monthly direct cost of telephony services per line increased to $8.40 for 2010 compared to $7.08 for 2009, due primarily to higher costs from higher international call volume associated with Vonage World, partially offset by more favorable rates negotiated with our service providers. Direct cost of telephony services both overall and on a per line basis is expected to continue to increase in 2011. The drivers of this increase are international calling by our growing base of Vonage World customers and potential regulatory termination charges in certain high volume countries.

Marketing cost per gross subscriber line addition. Marketing cost per gross subscriber line addition is calculated by dividing our marketing expense for a particular period by the number of gross subscriber line additions during the period. Marketing expense does not include the cost of certain customer acquisition activities, such as rebates and promotions, which are accounted for as an offset to revenues, or customer equipment subsidies, which are accounted for as direct cost of goods sold. As a result, it does not represent the full cost to us of obtaining a new customer. Our marketing cost per gross subscriber line addition increased to $309.54 for 2010 from $304.52 in 2009, due primarily to a reduction in gross subscriber line additions compared to the prior year.

Employees. Employees represent the number of personnel that are on our payroll and exclude temporary or outsourced labor.

Regulation. Our business has developed in a relatively lightly regulated environment. The United States and other countries, however, are examining how VoIP services should be regulated. The November 2010 order by the FCC in response to a request by Kansas and Nebraska that permits states to impose state universal service fund obligations on VoIP service, discussed in Note 10 to our financial statements, is an example of efforts by regulators to determine how VoIP service fits into the telecommunications regulatory landscape. In addition to regulatory matters that directly address VoIP, a number of other regulatory initiatives could impact our business. One such regulatory initiative is net neutrality. In December 2010, the FCC adopted a revised set of net neutrality rules for broadband Internet service providers. These rules make it more difficult for broadband Internet service providers to block or discriminate against Vonage service. Several broadband Internet service providers have filed appeals of the FCC’s new rules at the D.C. Circuit Court of Appeals alleging that the FCC lacks authority to apply its rules to broadband Internet service providers. See also the discussion under “Regulation” in Note 10 to our financial statements for a discussion of certain other regulatory issues that impact us.

OPERATING REVENUES

Operating revenues consists of telephony services revenue and customer equipment and shipping revenue.

Telephony services revenue. Substantially all of our operating revenues are telephony services revenue. In the United States, we currently offer five residential plans, “Vonage World”, “Residential Premium Unlimited”, “Vonage Pro”, “Basic 500,” and “Vonage Lite”. We also offer two mobile plans, “Vonage World Mobile” and “Vonage Mobile Pay per Use”, and two small office and home office calling plans, “Small Business Premium Unlimited Minutes” and “Small Business Basic 1500 Minutes.” Each of our unlimited plans other than our Vonage World plan offers unlimited domestic calling as well as unlimited calling to Puerto Rico, Canada, and selected European countries, subject to certain restrictions. Each of our basic plans offers a limited number of domestic calling minutes per month. We also offer international calling plans that are bundled with our Residential Premium Unlimited plan and enable a customer to make calls to a chosen international region. We offer similar plans in Canada and the United Kingdom. The “Vonage World” plan, now available in the United States and Canada, offers unlimited calling across the United States and Puerto Rico, unlimited international calling to over sixty countries including India, Mexico, and Canada, subject to certain restrictions, and free voicemail to text messages with Vonage Visual Voicemail. Under our basic plans, we charge on a per minute basis when the number of domestic calling minutes included in the plan is exceeded for a particular month. International calls (except for calls to Puerto Rico, Canada and certain European countries under our unlimited plans and a variety of countries under international calling plans and Vonage World) are charged on a per minute basis. These per minute fees are not included in our monthly subscription fees. In October 2009, we launched Vonage Mobile, our first mobile calling application for smart phones. Vonage Mobile is a free downloadable application that provides seamless, low-cost pay-per-use international calling while on Wi-Fi or cellular networks, depending on the device. In December 2009, we began offering Vonage World Mobile using this mobile calling application. Bundle discounts are provided for customers who subscribe to both our residential and mobile Vonage World plans. In September 2010, we launched the Vonage World Canada plan, the first calling plan in Canada to offer unlimited international calls to landlines in over 60 countries for a flat rate.

We derive most of our telephony services revenue from monthly subscription fees that we charge our customers under our service plans. We also offer residential fax service, virtual phone numbers, toll free numbers and other services, and charge an additional monthly fee for each service. One business fax line is included with each of our two small office and home office plans, but we charge monthly fees for additional business fax lines. We automatically charge these fees to our customers’ credit cards, debit cards, and electronic check payments, or ECP, monthly in advance. We also automatically charge the per minute fees not included in our monthly subscription fees to our customers’ credit cards, debit cards or ECP monthly in arrears unless they exceed a certain dollar threshold, in which case they are charged immediately.

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

From time to time we have generated revenue by charging a fee for activating service, although we do not currently charge or expect to charge an activation fee to customers. In these instances when no activation fee is being collected, no customer acquisition costs are deferred. Customer activation fees when collected, along with the related incremental direct customer acquisition amounts for customer equipment in the direct channel and for rebates and retailer commissions in the retail channel, up to but not exceeding the activation fee, are deferred and amortized over the estimated average customer relationship period (“customer life”). The amortization of deferred customer equipment is recorded to direct cost of goods sold. The amortization of deferred rebates is recorded as a reduction of telephony services

28	VONAGE ANNUAL REPORT 2010

revenues. The amortization of deferred retailer commissions is recorded as marketing expense. This customer life is solely used to amortize deferred activation fees collected, which we have waived for almost all new customers since May 2009, including those signing up for our Vonage World plan, along with the related incremental customer acquisition costs. Customers signing up for our Vonage World plan currently churn at lower rates than other customers, and therefore appear to have a longer customer life. Because these customers have not paid an activation fee, this does not impact the customer life used in determining the amortization period. The customer life is 38 months for 2010 and was 44 months in 2009. For 2011, the customer life will remain at 38 months based on consistent historical trends. The impact of these changes to the customer life was not material to the consolidated results of operations.

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

In addition, in some cases we charge a disconnect fee for customers who terminate their service plan within the first twelve months of service. Disconnect fees are recorded as revenue and are recognized at the time the customer terminates service. Beginning in September 2010, we eliminated the disconnect fee for new customers.

Telephony services revenue is offset by the cost of certain customer acquisition activities, such as rebates and promotions.

Customer equipment and shipping revenue. Customer equipment and shipping revenue consists of revenue from sales of customer equipment to our wholesalers or directly to customers and retailers. In addition, customer equipment and shipping revenue includes the fees, when collected, that we charge our customers for shipping any equipment to them. In addition, in some cases we charge an equipment recovery fee for customers who terminate their service plan within the first twelve months of service. Equipment recovery fees are recorded as revenue and are recognized at the time the customer terminates service. Beginning in September 2010, we eliminated the equipment recovery fee for new customers.

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

Total direct cost of telephony services. Total direct cost of telephony services primarily consists of fees that we pay to third parties on an ongoing basis in order to provide our services. These fees include:

>

Access charges that we pay to other telephone companies to terminate domestic and international calls on the public switched telephone network. These costs represented approximately 49% and 44% of our total direct cost of telephony services for 2010 and 2009, respectively, with a portion of these payments ultimately being made to incumbent telephone companies. When a Vonage subscriber calls another Vonage subscriber, we do not pay an access charge.

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

Selling, general and administrative expense. Selling, general and administrative expense includes:

>

Compensation and benefit costs for all employees, which is the largest component of selling, general and administrative expense and includes customer care, research and development, network engineering and operations, sales and marketing, executive, legal, finance, and human resources personnel.

>	Share-based expense related to share-based awards to employees, directors, and consultants.
>	Outsourced labor related to customer care and retail in-store support activities.
>	Transaction fees paid to credit card, debit card, and ECP companies, which include a per transaction charge in addition to a percent of billings charge.

>	Rent and related expenses.
>	Professional fees for legal, accounting, tax, public relations, lobbying, and development activities.
>	Litigation settlements.

Marketing expense. Marketing expense consists of:

>	Advertising costs, which comprise a majority of our marketing expense and include online, television, direct mail, alternative media, promotions, sponsorships, and inbound and outbound telemarketing.
>	Creative and production costs.
>	The costs to serve and track our online advertising.
>	Certain amounts we pay to retailers for activation commissions.
>	The cost associated with our customer referral program.

Depreciation and amortization expenses. Depreciation and amortization expenses include:

>	Depreciation of our network equipment, furniture and fixtures, and employee computer equipment.
>	Amortization of leasehold improvements and purchased and developed software.
>	Amortization of intangible assets (patents and trademarks).
>	Loss on disposal or impairment of property and equipment.

OTHER INCOME (EXPENSE)

Other Income (Expense) consists of:

>	Interest income on cash and cash equivalents.
>	Interest expense on notes payable, patent litigation judgments and settlements, and capital leases.
>	Amortization of debt related costs.
>	Accretion of notes.
>	Debt conversion expense relating to the conversion of notes payable to equity.
>	Gain (loss) on extinguishment of notes.
>	Change in fair value of embedded features within notes payable and stock warrant.
>	Life insurance proceeds.

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of consolidated operating revenues, our consolidated statement of operations for the periods indicated:

	For the Years Ended December 31,
	2010		2009		2008
Operating Revenues:
Telephony services	99%		97%		96%
Customer equipment and shipping	1		3		4
	100		100		100
Operating Expenses:
Direct cost of telephony services (excluding depreciation and amortization)	28		24		25
Direct cost of goods sold	6		8		9
Selling, general and administrative	27		30		33
Marketing	22		26		28
Depreciation and amortization	6		6		5
	89		94		100
Income from operations	11		6		—
Other Income (Expense):
Interest income	—		—		—
Interest expense	(5)		(6)		(3)
Change in fair value of embedded features within notes payable and stock warrant	(11)		(6)		—
Gain (loss) on extinguishment of notes	(4)		1		(4)
Other income (expense), net	—		—		—
	(20)		(11)		(7)
Loss before income tax expense	(9)		(5)		(7)
Income tax expense	—		—		—
Net loss	(9	) %	(5	) %	(7)%

30	VONAGE ANNUAL REPORT 2010

Summary of Results for the Years Ended December 31, 2010, 2009, and 2008

Telephony Services Revenue and Direct Cost of Services	For the Years Ended December 31,			Dollar Change 2010` vs. 2009	Dollar Change 2009 vs. 2008	Percent Change 2010 vs. 2009	Percent Change 2009 vs. 2008
(in thousands, except percentages)	2010	2009	2008
Telephony services	$872,934	$864,848	$865,765	$8,086	$(917)	1%	(0%)
Direct cost of telephony services (excluding depreciation and amortization of $18,725, $18,958, and $20,254, respectively)	243,794	213,553	226,210	30,241	(12,657)	14%	(6%)

2010 compared to 2009

Telephony services revenue. The increase in telephony services revenue of $8,086, or 1%, was primarily driven by an increase in regulatory fees that we collected from subscribers of $38,605, which included $8,457 of USF and related fees, with the remaining increase the result of pricing actions, a decrease in credits we issued to subscribers of $15,153, and a decrease of $16,076 in bad debt expense. These increases were offset by a decrease in international revenue of $18,500 primarily due to customers moving, as expected, to our fixed rate Vonage World plan, a decrease in fees that we charged for disconnecting our service of $11,797 due to fewer disconnections and elimination of termination fees for new customers beginning in September 2010, and a decrease in additional features, domestic overage charges, and other revenue of $5,460. Fewer subscriber lines translated into a decrease in monthly subscription fees of $15,329 and our discontinuation of collecting activation fees, beginning in most cases in May 2009, contributed to a decrease in activation fees of $10,661, which was partially offset by an increase of $3,014 for the change in our customer life from 44 months to 38 months in the first quarter of 2010.

Direct cost of telephony services. The increase in direct cost of telephony services of $30,241, or 14%, was primarily due to the increased costs of $33,408 from higher international call volume associated with Vonage World, an increase of USF and related fees imposed by government agencies of $8,279, and an increase in other cost of $1,663 primarily related to licensing fees. These increases were offset by a decrease in domestic termination costs of $9,222, which are costs that we pay other phone companies for terminating phone calls, a decrease in our network costs of $2,261, which includes costs for co-locating equipment in other carriers’ facilities, leasing phone numbers, routing calls on the Internet, transferring calls to and from the Internet to the public switched telephone network, and E-911 costs, and a decrease in local number portability costs of $1,626 due to fewer customer additions.

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

Customer Equipment and Shipping Revenue and Direct Cost of Goods Sold	For the Years Ended December 31,			Dollar Change 2010 vs. 2009	Dollar Change 2009 vs. 2008	Percent Change 2010 vs. 2009	Percent Change 2009 vs. 2008

(in thousands, except percentages)	2010	2009	2008
Customer equipment and shipping	$12,108	$24,232	$34,355	$(12,124)	$(10,123)	(50%)	(29%)
Direct cost of goods sold	55,965	71,488	79,382	(15,523)	(7,894)	(22%)	(10%)
Customer equipment and shipping gross loss	(43,857)	(47,256)	(45,027)

2010 compared to 2009

Customer equipment and shipping revenue. Our customer equipment and shipping revenue decreased by $12,124, or 50%, primarily due to the impact of a $1,500 reserve made to cover potential refunds in connection with the settlement of the consumer class action litigation (See Item 3. Legal Proceedings) and a decrease in equipment sales, net of rebates, of $8,363 related to lower equipment recovery fees due to fewer terminations and elimination of equipment recovery fees for new customers beginning in September 2010. In addition, there was a decrease in customer shipping revenue of $2,260 due to promotions providing free shipping for customers who signed up for our residential unlimited plan or our Vonage World plan.

Direct cost of goods sold. The decrease in direct cost of goods sold of $15,523, or 22%, was primarily due to a decrease in customer equipment costs of $3,970 resulting from fewer period over period customer additions, a lower cost device introduced in September 2010, and lower promotional activity and a corresponding decrease in shipping costs of $2,506. There was also a decrease in amortization costs on deferred customer equipment of $7,500, which included an offset of $2,627 due to the change of our customer life from 44 months to 38 months in the first quarter of 2010, and a decrease in waived activation fees for new customers of $1,547.

2009 compared to 2008

Customer equipment and shipping revenue. Our customer equipment and shipping revenue decreased by $10,123, or 29%, primarily due to the impact of less period over period customer additions and the introduction of a new promotion in May 2009 that eliminated equipment and shipping fees for customers who signed up for our residential unlimited plan or our Vonage World plan, which resulted in a decrease in the dollar value of customer equipment sales net of rebates of $3,653 and a decrease in customer shipping revenue of $6,470.

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

Selling, General and Administrative	For the Years Ended December 31,			Dollar Change 2010 vs. 2009	Dollar Change 2009 vs. 2008	Percent Change 2010 vs. 2009	Percent Change 2009 vs. 2008

(in thousands, except percentages)	2010	2009	2008
Selling, general and administrative	$238,986	$265,456	$298,985	$(26,470)	$(33,529)	(10%)	(11%)

2010 compared to 2009

Selling, general and administrative. The decrease in selling, general and administrative expense of $26,470, or 10%, was primarily due to a decrease in salary related expense and outsourced temporary labor cost of $13,780, facility and other costs of $3,091, and credit card fees of $2,308. Additionally, we had lower costs of $2,894 for settlements related to litigation and contractual disputes and lower costs of $863 for severance costs related to the close down of our Canadian facility in 2009. We had a decrease in professional fees of $2,322, a decrease in shared based cost of $219, and lower retail kiosk costs of $1,294 due to fewer kiosk locations for most of 2010.

2009 compared to 2008

Selling, general and administrative. The decrease in selling, general and administrative expenses of $33,529, or 11%, was primarily due to a decrease in professional fees of $5,048, primarily related to consulting, a decrease in salaries, recruiting and outsourced temporary labor of $17,365, and a decrease in credit card fees of $1,483. Additionally, we reduced the number of kiosks locations, which decreased our retail kiosk costs by $5,135. We also had a decrease in facility and other costs of $5,977 and a decrease in share-based cost of $3,764, which was offset by an increase in the cost for settlements and the potential exposure related to litigation and contractual disputes of $2,055, an increase in severance costs of $267 primarily due to the close down of our Canada facility and an increase in tax expense of $2,921.

Marketing	For the Years Ended December 31,			Dollar Change 2010 vs. 2009	Dollar Change 2009 vs. 2008	Percent Change 2010 vs. 2009	Percent Change 2009 vs. 2008
(in thousands, except percentages)
	2010	2009	2008
Marketing	$198,170	$227,990	$253,370	$(29,820)	$(25,380)	(13%)	(10%)

2010 compared to 2009

Marketing. The decrease in marketing expense of $29,820, or 13%, primarily related to a decrease in direct mail costs of $9,216, alternative media of $10,749, other marketing of $10,378, online advertising of $14,329, and retail advertising of $4,350, which was offset by an increase in television advertising of $19,203. We have reduced marketing spending as we continue to refine our marketing strategies including the use of certain promotions which are recorded as a reduction to revenue.

32	VONAGE ANNUAL REPORT 2010

2009 compared to 2008

Marketing. The decrease in marketing expense of $25,380, or 10%, was primarily related to a decrease in alternative media of $8,055, in online advertising of $19,831, in retail advertising of $7,030, and in direct mail costs of $4,084. These decreases were offset by an increase in television advertising of $13,919. For year ended December 31, 2009, we reduced marketing spending as we completed the transition to our new agencies and continued the development of new advertising and eliminated inefficient non-media spending.

Depreciation and Amortization	For the Years Ended December 31,			Dollar Change 2010 vs. 2009	Dollar Change 2009 vs. 2008	Percent Change 2010 vs. 2009	Percent Change 2009 vs. 2008
(in thousands, except percentages)	2010	2009	2008
Depreciation and amortization	$53,073	$53,391	$48,612	$(318)	$4,779	(1%)	10%

2010 compared to 2009

Depreciation and amortization. The decrease in depreciation and amortization of $318, or 1%, was primarily due to lower impairment charges of $2,235, lower depreciation of network equipment, computer hardware, and furniture of $1,045, and lower patent amortization of $174, partially offset by an increase in software amortization of $3,184.

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

Other Income (Expense)	For the Years Ended December 31,			Dollar Change 2010 vs. 2009	Dollar Change 2009 vs. 2008	Percent Change 2010 vs. 2009	Percent Change 2009 vs. 2008
(in thousands, except percentages)	2010	2009	2008
Interest income	$519	$277	$3,236	$242	$(2,959)	87%	(91%)
Interest expense	(48,541)	(54,192)	(29,878)	5,651	(24,314)	10%	(81%)
Change in fair value of embedded features within notes payable and stock warrant	(99,338)	(49,933)	—	(49,405)	(49,933)	(99%)	*
Gain (loss) on extinguishment of notes	(31,023)	4,041	(30,570)	(35,064)	34,611	(868%)	113%
Other income (expense), net	(18)	843	(247)	(861)	1,090	(102%)	441%
	$(178,401)	$(98,964)	$(57,459)

2010 compared to 2009

Interest income. The increase in interest income of $242, or 87%, was due to an increase in cash and cash equivalents in 2010.

Interest expense. The decrease in interest expense was due to lower interest on our prior senior secured first lien credit facility due to reduced principal and on our convertible notes due to conversions, partially offset by higher interest on our prior senior secured second lien credit facility due to an increase in the principal balance as interest was paid-in-kind.

Change in fair value of embedded features within notes payable and stock warrant. The change in fair value of the embedded conversion option within our convertible notes fluctuated with changes in the price of our common stock and was $7,308 during 2010 compared to $49,380 in 2009. The change in the fair value of our stock warrant fluctuates with changes in the price of our common stock and was $344 in 2010 compared to $553 in 2009. An increase in our stock price results in expense while a decrease in our stock price results in income. This account is also impacted due to the fact that we had fewer convertible notes outstanding during 2010 compared to 2009 due to conversions. All convertible notes have been converted as of December 31, 2010. In addition, the make-whole premiums in our prior senior secured first lien credit facility and prior senior secured second lien credit facility were ascribed a value of $91,686 at the time the make-whole premiums were paid in December 2010.

Gain (loss) on extinguishment of notes. The incremental loss on extinguishment of notes was due to the acceleration of unamortized debt discount, debt related costs, administrative agent fees, and other fees associated with the prepayments and extinguishment of our senior secured first lien credit facility, our senior secured second lien credit facility, and our convertible notes.

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

Change in fair value of embedded features within notes payable and stock warrant. The increase in the change in fair value of embedded features within notes payable and stock warrant is primarily due to the recording of the change in the fair value of the conversion feature contained within our convertible notes of $49,380 for the year ended December 31, 2009. We also recorded $553 for the fair value of our common stock warrant.

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

Income Tax Expense	For the Years Ended December 31,				Dollar Change 2010 vs. 2009	Dollar Change 2009 vs. 2008	Percent Change 2010 vs. 2009	Percent Change 2009 vs. 2008

(in thousands, except percentages)	2010	2009	2008
Income tax expense	$(318)	$(836)		$(678)	$518	$(158)	62%	(23%)

PROVISION FOR INCOME TAXES

The provision for each year represents state and local income taxes currently payable.

Recognition of deferred tax assets will require generation of future taxable income. There can be no assurance that we will generate sufficient taxable income in future years. Therefore, we established a valuation allowance on net deferred tax assets of $415,903 as of December 31, 2010.

We participated in the State of New Jersey’s corporation business tax benefit certificate transfer program, which allows certain high technology and biotechnology companies to transfer unused New Jersey net operating loss carryovers to other New Jersey corporation business taxpayers. During 2003 and 2004, we submitted an application to the New Jersey Economic Development Authority, or EDA, to participate in the program and the application was approved. The EDA then issued a certificate certifying our eligibility to participate in the program. The program requires that a purchaser pay at least 75% of the amount of the surrendered tax benefit. In tax years 2008, 2009, and 2010, we sold approximately, $10,051, $0, and $2,194, respectively, of our New Jersey State net operating loss carry forwards for a recognized benefit of approximately $605 in 2008, $0 in 2009, and $168 in 2010. Collectively, all transactions represent approximately 85% of the surrendered tax benefit each year and have been recognized in the year received.

As of December 31, 2010, we had net operating loss carry forwards for United States federal and state tax purposes of $885,431 and $849,567, respectively, expiring at various times from years ending 2012 through 2030. In addition, we had net operating loss carry forwards for Canadian tax purposes of $42,457 expiring through 2027. We also had net operating loss carry forwards for United Kingdom tax purposes of $40,335 with no expiration date.

Net Loss	For the Years Ended December 31,			Dollar Change 2010 vs. 2009	Dollar Change 2009 vs. 2008	Percent Change 2010 vs. 2009	Percent Change 2009 vs 2008
(in thousands, except percentages)	2010	2009	2008
Net loss	$(83,665)	$(42,598)	$(64,576)	$(41,067)	$21,978	(96%)	34%

2010 compared to 2009

Net Loss. Based on the activity described above, our net loss of $83,665 for the year ended December 31, 2010 increased by $41,067, or 96%, from $42,598 for the year ended December 31, 2009.

2009 compared to 2008

Net Loss. Based on the activity described above, our net loss of $42,598 for the year ended December 31, 2009 decreased by $21,978, or 34%, from $64,576 for the year ended December 31, 2008.

34	VONAGE ANNUAL REPORT 2010

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

	For the Quarter Ended
(dollars in thousands, except operating data)	Mar 31, 2009	Jun 30, 2009	Sep 30, 2009	Dec 31, 2009	Mar 31, 2010	Jun 30, 2010	Sep 30, 2010	Dec 31, 2010

Revenue:
Telephony services	$215,643	$214,709	$216,085	$218,411	$224,527	$221,704	$212,135	$214,568
Customer equipment and shipping	8,362	5,319	5,420	5,131	3,424	3,637	1,991	3,056
	224,005	220,028	221,505	223,542	227,951	225,341	214,126	217,624
Operating expenses:
Direct cost of telephony services (1)	51,751	51,480	52,044	58,278	62,495	62,969	60,263	58,067
Direct cost of goods sold	20,512	16,179	17,727	17,070	16,647	14,053	13,214	12,051
Selling, general and administrative	68,051	71,327	63,187	62,891	60,787	60,768	58,908	58,523
Marketing	65,695	52,144	57,393	52,758	49,240	49,324	49,254	50,352
Depreciation and amortization	12,896	13,848	12,881	13,766	13,768	13,929	12,649	12,727
	218,905	204,978	203,232	204,763	202,937	201,043	194,288	191,720
Income from operations	5,100	15,050	18,273	18,779	25,014	24,298	19,838	25,904
Other income (expense):
Interest income	110	60	58	49	53	173	154	139
Interest expense	(13,542)	(13,679)	(13,690)	(13,281)	(13,211)	(12,423)	(11,569)	(11,338)
Change in fair value of embedded features within notes payable and stock warrant	12,970	1,150	(62,998)	(1,055)	835	(8,241)	(62,150)	(29,782)
Gain (loss) on early extinguishment of debt	—	—	3,816	225	1,038	(3,985)	(1,545)	(26,531)
Other, net	801	5	15	22	103	(43)	(19)	(59)
	339	(12,464)	(72,799)	(14,040)	(11,182)	(24,519)	(75,129)	(67,571)
Income (loss) before income tax benefit (expense)	5,439	2,586	(54,526)	4,739	13,832	(221)	(55,291)	(41,667)
Income tax benefit (expense)	(168)	(301)	(29)	(338)	136	(341)	(91)	(22)
Net income (loss)	$5,271	$2,285	$(54,555)	$4,401	$13,968	$(562)	$(55,382)	$(41,689)
Net income (loss) per common share:
Basic	$0.03	$0.01	$(0.33)	$0.02	$0.07	$(0.00)	$(0.26)	$(0.19)
Diluted	$(0.03)	$0.01	$(0.33)	$0.02	$0.06	$(0.00)	$(0.26)	$(0.19)
Weighted-average common shares outstanding:
Basic	156,718	156,928	167,666	199,503	201,324	211,305	212,086	214,586
Diluted	218,787	218,997	167,666	203,376	221,947	211,305	212,086	214,586
Operating Data:
Gross subscriber line additions	226,610	143,645	190,834	187,592	154,718	154,997	163,055	167,435
Net subscriber line additions	(6,493)	(88,643)	(50,191)	(10,131)	(25,779)	(5,236)	(4,846)	5,848
Subscriber lines at end of period	2,583,861	2,495,218	2,445,027	2,434,896	2,409,117	2,403,881	2,399,035	2,404,883
Average monthly customer churn	3.1%	3.2%	3.4%	2.8%	2.6%	2.3%	2.4%	2.4%
Average monthly revenue per line	$28.86	$28.88	$29.89	$30.54	$31.37	$31.21	$29.72	$30.20
Average monthly telephony services revenue per line	$27.78	$28.18	$29.16	$29.84	$30.90	$30.71	$29.45	$29.78
Average monthly direct costs of telephony services per line	$6.67	$6.76	$7.02	$7.96	$8.60	$8.72	$8.36	$8.06
Marketing costs per gross subscriber line additions	$289.90	$363.01	$300.75	$281.24	$318.26	$318.23	$302.07	$300.73
Employees at end of period	1,413	1,260	1,239	1,225	1,207	1,158	1,145	1,140

(1)

Excludes depreciation and amortization of $4,760, $4,880, $4,377, and $4,941 for the quarters ended March 31, June 30, September 30 and December 31, 2009, respectively, and $4,981, $4,959, $4,357, and $4,428 for the quarters ended March 31, June 30, September 30 and December 31, 2010, respectively.

Telephony services revenue. Telephony services revenue generally has been flat on a quarterly basis with the exception of the first and second quarters of 2010. The increases in telephony services revenue in the first and second quarters of 2010 were related to fewer service credits due to programs implemented in 2010, lower bad debt due to improved collections and fewer delinquent accounts, and slightly higher USF fees.

Customer equipment and shipping revenue. Customer equipment and shipping revenue was lower in the second through fourth quarters of 2009 due to the introduction of a new promotion in May 2009 that eliminated equipment and shipping fees for customers who signed up for our residential unlimited plan. In 2010, customer equipment and shipping revenue was lower than 2009 due to lower equipment recovery fees from fewer terminations. In addition, during the third quarter of 2010, a $1,500 reserve was made to cover potential refunds in connection with the proposed settlement of the consumer class action litigation (See Item 3. Legal Proceedings).

Direct cost of telephony services. Direct cost of telephony services beginning in the fourth quarter of 2009 through the second quarter of 2010 increased as expected due call termination costs from higher international call volume following the introduction of our Vonage World plan. In the third and fourth quarters of 2010, these increases in call volumes have been partially offset by more favorable rates negotiated with our service providers resulting in lower direct cost of telephony services.

Direct cost of goods sold. The change in direct cost of goods sold expenses between the quarters was due to fluctuations in subscriber line additions. In 2009 and 2010, the amortization of deferred customer equipment costs has generally diminished as historical amounts have been fully amortized and have not been replaced with new deferred costs due to the introduction of a new promotion in May 2009 that eliminated activation fees and thus the corresponding cost deferral for customers who signed up for our residential unlimited plan or our Vonage World plan.

Selling, general and administrative. Selling, general and administrative expenses generally have decreased on a quarterly basis as a result of our cost management initiatives. In 2009, selling, general and administrative cost declined primarily due to a decrease in professional fees and lower selling expenses due to a reduction in the number of kiosk locations. The further reduction in selling, general and administrative cost in 2010 was primarily due to a decrease in outsourced customer care costs and professional fees.

Marketing. Marketing expense declined throughout 2009 as we completed the transition to our new agencies and continued the development of new advertising and eliminated inefficient non-media spending. In 2010, marketing expense was relatively flat as we allocated a fixed marketing spend across channels based upon performance as we continued to refine our marketing strategy.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Years Ended December 31,
(dollars in thousands)	2010	2009	2008
Net cash provided by operating activities	$194,212	$38,396	$3,555
Net cash (used in) provided by investing activities	(4,686)	(50,565)	40,486
Net cash used in financing activities	(143,762)	(3,253)	(68,370)

For the year ended December 31, 2010, we generated income from operations and positive operating cash flow. We expect to continue to balance efforts to grow our customer base while consistently achieving operating profitability. To grow our customer base, we continue to make investments in marketing, application development as we seek to launch new services, network quality and expansion, and customer care. Although we believe we will achieve consistent profitability in the future, we ultimately may not be successful and we may never achieve consistent operating profitability. We believe that cash flow from operations and cash on hand will fund our operations for at least the next twelve months.

December 2010 Financing

On December 14, 2010, we entered into a credit agreement (the “Credit Facility”) consisting of a $200,000 senior secured term loan. The co-borrowers under the Credit Facility are us and Vonage America Inc., our wholly owned subsidiary. Obligations under the Credit Facility are guaranteed, fully and unconditionally, by our other United States subsidiaries and are secured by substantially all of the assets of each borrower and each of the guarantors. An affiliate of the chairman of our board of directors and one of our principal stockholders is a lender under the Credit Facility.

Use of Proceeds

We used the net proceeds of the Credit Facility of $194,000 ($200,000 principal amount less original discount of $6,000), plus $102,090 of cash on hand, to (i) exercise our existing right to retire debt under our senior secured first lien credit facility (the “First Lien Senior Facility”) for 100% of the contractual make-whole price, (ii) retire debt under our senior secured second lien credit facility (the “Second Lien Senior Facility”) at a more than 25% discount to the contractual make-whole price, and (iii) cause the conversion of all outstanding third lien convertible notes (the “Convertible Notes”) into 8,276 shares of our common stock. We also incurred $11,444 of debt related costs in connection with the Credit Facility and repayment of our First Lien Senior Facility and our Second Lien Senior Facility, and conversion of our Convertible Notes.

36	VONAGE ANNUAL REPORT 2010

Credit Facility Terms

The following description summarizes the material terms of the Credit Facility.

The loans under the Credit Facility mature in December 2015. The loans under the Credit Facility were issued at an original issuance discount of $6,000. Principal amounts under the Credit Facility are repayable in quarterly installments of approximately $5,000 per quarter, with the balance due in December 2015.

Amounts under the Credit Facility, at our option, will bear interest at:

>

the greater of 1.75% or LIBOR plus, in either case, an applicable margin equal to 8.00%, payable on the last day of each relevant interest period or, if the interest period is longer than three months, each day that is three months after the first day of the interest period, or

>

the base rate determined by reference to the highest of (a) the federal funds effective rate from time to time plus 0.50%, (b) the prime rate of Bank of America, N.A., and (c) the LIBOR rate applicable to one month interest periods plus 1.00%, plus an applicable margin equal to 7.00%, payable on the last business day of each March, June, September, and December and the maturity date of the Credit Facility.

We may prepay the Credit Facility at our option at any time without premium or penalty and, if prepaid within the first year with proceeds of indebtedness, a prepayment fee of 1.00% of the amount repaid. The Credit Facility is subject to mandatory prepayments in amounts equal to:

>

100% of the net cash proceeds from any non-ordinary course sale or other disposition of our property and assets for consideration in excess of a certain amount, subject to customary reinvestment provisions and certain other exceptions;

>	100% of the net cash proceeds from issuance or incurrence of additional debt of us or any of our subsidiaries other than certain permitted indebtedness; and

>	75% (with a step down to 50% based upon achievement of a total leverage ratio of 1.00:1.00) of our annual excess cash flow.

Subject to certain restrictions and exceptions, the Credit Facility permits us to obtain one or more incremental term loan and/or revolving credit facilities in an aggregate principal amount of up to $40,000 pursuant to documentation reasonably satisfactory to the administrative agent, without the consent of the existing lenders under the Credit Facility.

The Credit Facility includes customary representations and warranties and affirmative covenants of the borrowers. In addition, the Credit Facility contains customary negative covenants, including, among other things, restrictions on the borrowers’ and the guarantors’ ability to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, consummate acquisitions, make investments, and pay dividends and other distributions. We must also comply with the following financial covenants:

>

a consolidated leverage ratio of no greater than: 2.25 to 1.00 as of the end of each fiscal quarter ending on or prior to September 30, 2011; 2.00 to 1.00 as of the end of each fiscal quarter ending on or prior to September 30, 2012; 1.75 to 1.00 as of the end of each fiscal quarter ending on or prior to September 30, 2013; 1.50 to 1.00 as of the end of each fiscal quarter ending on or prior to September 30, 2014; and 1.25 to 1.00 as of the end of each fiscal quarter thereafter;

>

a consolidated interest coverage ratio of no less than: 3.00 to 1.00 as of the end of each fiscal quarter ending on or prior to June 30, 2013 and 3.50 to 1.00 as of the end of each fiscal quarter thereafter; and

>

maximum capital expenditures not to exceed $55,000 during any fiscal year, provided that the unused amount of any permitted capital expenditures in any fiscal year may be carried forward to the next following fiscal year.

As of December 31, 2010, we were in compliance with all covenants, including financial covenants, for the Credit Facility.

The Credit Facility contains customary events of default that may permit acceleration of the debt under the Credit Facility. During the continuance of a payment or bankruptcy event of default, or upon any other event of default upon request of lenders holding advances representing more than 50% of the aggregate principal amount of advances outstanding under the Credit Facility, interest will accrue at a default interest rate of 2% above the interest rate that would otherwise be applicable.

State and Local Sales Taxes

We also have contingent liabilities for state and local sales taxes. As of December 31, 2010, we had a reserve of $2,803. If our ultimate liability exceeds this amount, it could affect our liquidity unfavorably. However, we do not believe it would significantly impair our liquidity.

Capital expenditures

For 2010, capital expenditures were primarily for the implementation of software solutions and purchase of network equipment as we continue to expand our network. Our capital expenditures for the year ended 2010 were $40,386, of which $22,712 was for software acquisition and development. For 2011, we believe our capital expenditures will be in the $40,000 to $45,000 range.

Operating Activities

Cash provided by operating activities increased to $194,212 during the year ended December 31, 2010 compared to $38,396 for the year ended December 31, 2009, primarily due to changes in working capital requirements, lower marketing expenditures, and overall tighter controls on costs partially offset by higher cost of telephony services attributable to increased international minutes used in connection with our Vonage World plan.

Changes in working capital requirements include changes in accounts receivable, inventory, prepaid and other assets, other assets, accounts payable, accrued and other liabilities, and deferred revenue and costs. Cash provided by working capital increased by $119,734 during the year ended December 31, 2010 compared to the year ended December 31, 2009, primarily due to the timing of payments and absence of prepayment opportunities for discounts and the return of an $8,925 security deposit from our device manufacturer as a result of improvements in credit quality. We expect changes in working capital to be neutral for full year 2011 although it may fluctuate from quarter to quarter.

Cash provided by operating activities increased to $38,396 during the year ended December 31, 2009 compared to $3,555 for the year ended December 31, 2008, primarily due to lower marketing expenditures and overall tighter controls on costs partially offset by lower revenues as our overall customer base decreased in 2009 and higher interest expense associated with our November 2008 financing.

Cash used for working capital requirements increased by $22,260 during the year ended December 31, 2009 compared to the year ended December 31, 2008, primarily due to prepayments to take advantage of discounts negotiated with vendors given our concentration account requirements under our prior credit facilities.

Investing Activities

Cash used in investing activities for 2010 of $4,686 was attributable to capital expenditures of $17,674 and development of software assets of $22,712, partially offset by a decrease in restricted cash of $35,700 due primarily to the reduction of $32,830 of reserves held by our credit card processors as a result of improvements in credit quality and the elimination of the concentration account under our prior credit facilities of $3,277 as a result of our new Credit Facility.

Cash used in investing activities for 2009 of $50,565 was attributable to capital expenditures of $23,724, $1,250 for the licensing of IBM patents, development of software assets of $21,654, and an increase in restricted cash of $3,937.

Cash provided by investing activities for 2008 of $40,486 was attributable to net purchases and sales of marketable securities of $79,942, offset by the purchase of capital expenditures of $38,476, of which $26,530 was for software acquisition and development and an increase in restricted cash of $980 related to reserves required by our credit card processors.

Financing Activities

Cash used in financing activities for 2010 of $143,762 was attributable to $28,664 in First Lien Senior Facility principal payments, $13,128 in Second Lien Senior Facility principal payments, including $3,668 representing paid-in-kind (“PIK”) interest payments, payments of $290,660 to extinguish First Lien Senior Facility, Second Lien Senior Facility and Convertible Notes including $28,652 representing PIK interest payments, and $1,500 in capital lease payments partially offset by proceeds of the Credit Facility of $200,000 offset by note discount of $6,000 and debt related costs of $5,430, and proceeds of $1,620 from stock options exercised.

Cash used in financing activities for 2009 of $3,253 was attributable to $1,251 in capital lease payments, $1,809 in First Lien Senior Facility principal payments and $252 in additional debt related costs.

Cash used in financing activities for 2008 of $68,370 was primarily attributable to the repurchase of our previous convertible notes of $253,460 in a tender offer in November 2008. We also had a new debt financing for $220,300 offset by original issue discount of $7,167, debt related costs of $26,799, and the principal payments on capital lease obligations of $1,036.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

The table below summarizes our contractual obligations at December 31, 2010, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
(dollars in thousands)	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
	(unaudited)
Contractual Obligations:
Senior secured term loan	$200,000	$20,000	$40,000	$140,000	$–
Interest related to senior secured term loan	76,891	19,359	32,799	24,733	–
Capital lease obligations	29,044	4,118	8,484	8,826	7,616
Operating lease obligations	7,748	3,770	3,558	420	–
Purchase obligations	55,130	17,523	23,987	13,620	–
Other obligations	13,000	7,800	5,200	–	–
Total contractual obligations	$381,813	$72,570	$114,028	$187,599	$7,616
Other Commercial Commitments:
Standby letters of credit	$7,885	$7,885	$–	$–	$–
Total contractual obligations and other commercial commitments	$389,698	$80,455	$114,028	$187,599	$7,616

Senior debt facility. On December 14, 2010, we entered into the Credit Facility which consists of a $200,000 senior secured term loan. See Note 6 in the notes to the consolidated financial statements.

Capital lease obligations. At December 31, 2010, we had capital lease obligations of $29,044 related to our corporate headquarters in Holmdel, New Jersey that expire in 2017.

Operating lease obligations. At December 31, 2010, future commitments for operating leases included $6,274 for co-location facilities in the United States that accommodate a portion of our network equipment through 2013, $224 for kiosks leased in various locations throughout the United States through 2011, $525 for office space leased for our London, United Kingdom office through 2015, $35 for office space leased in Atlanta, Georgia for product development through 2011, $652 for office space leased in Tel Aviv, Israel for application development

38	VONAGE ANNUAL REPORT 2010

through 2015, and $38 for apartment space leased in New Jersey for certain executives through 2011.

Purchase obligations. We have engaged a vendor to assist with local number portability, which allows customers to keep their existing phone number when switching to our service. We have committed to pay this vendor a minimum of $1,200 in 2011. We have engaged a credit card processor to process our billings. We have committed to pay this vendor approximately $3,700 each year through 2015. We have engaged a vendor who will (i) license to us billing and ordering software, (ii) provide professional services relating to the implementation, operation, support and maintenance of the licensed system, and (iii) transition support, services in connection with migration to the licensed systems. We have committed to pay this vendor $17,860 through 2015; however, we may terminate the contract sooner subject to payment of early termination fees which range from $5,500 for termination in the first year to $1,500 for termination in the fifth year. We have also engaged a vendor to provide telecommunication services. We have committed to pay this vendor $10,500 through 2012; however, we may terminate the contract sooner subject to a minimum payment of $1,000. We have engaged a vendor to provide voicemail to text transcription services. We have committed to pay this vendor approximately $3,845 through 2013. We have engaged a vendor to provide local inbound services. We have committed to pay this vendor $3,225 through 2012.

Other obligations. At December 31, 2010 we were obligated to pay AT&T $13,000 through 2012 under a settlement agreement, which required Vonage to pay AT&T $650 each month.

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

On an ongoing basis, we evaluate our estimates, including the following:

>	those related to the average period of service to a customer (the “customer life”) used to amortize deferred revenue and deferred customer acquisition costs associated with customer activation;

>	the useful lives of property and equipment, software costs, and intangible assets;

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

>

assumptions used to determine the fair value of the embedded conversion option within our Convertible Notes using the Monte Carlo simulation model. The key inputs are maturity date, risk-free interest rate, our stock price at valuation date, and historical volatility of our common stock; and

>	assumptions used to determine the fair value of the embedded make-whole premium feature within our prior First Lien Senior Facility and our prior Second Lien Senior Facility.

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

From time to time we have generated revenue by charging a fee for activating service, although we do not currently or expect to charge an activation fee to customers. In these instances when no activation fee is being collected, no customer acquisition costs are deferred. Customer activation fees when collected, along with the related incremental direct customer acquisition amounts for customer equipment in the direct channel and for rebates and retailer commissions in the retail channel, up to but not exceeding the activation fee, are deferred and amortized over the estimated average customer life. The amortization of deferred customer equipment is recorded to direct cost of goods sold. The amortization of deferred rebates is recorded as a reduction of telephony services revenues. The amortization of deferred retailer commissions is recorded as marketing expense. We estimate customer life by analyzing historical trends and applying those trends to future periods. This customer life is solely used to amortize deferred activation fees collected, along with the related incremental customer acquisition costs. The average customer life was 48 months in 2008, 44 months in 2009, and 38 months in 2010. For 2011, the average customer life will remain at 38 months based on consistent historical trends. The impact of these changes to the average customer life was not material to the consolidated results of operations.

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

Inventory

Inventory consists of the cost of customer equipment and is stated at the lower of cost or market, with cost determined using the average cost method. We provide an inventory allowance for customer equipment that has been returned by customers but may not be able to be reissued to new customers or returned to the manufacturer for credit.

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

Net Operating Loss Carryforwards

As of December 31, 2010, we had net operating loss carry forwards for United States federal and state tax purposes of $885,431 and $849,567, respectively, expiring at various times from years ending 2012 through 2030. In addition, we had net operating loss carry forwards for Canadian tax purposes of $42,457 expiring through 2027. We also had net operating loss carry forwards for United Kingdom tax purposes of $40,335 with no expiration date.

Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change of control net operating loss carry forward and other pre-change tax attributes against its post-change income may be limited. The Section 382 limitation is applied annually so as to limit the use of our pre-change net operating loss carryforwards to an amount that generally equals the value of our stock immediately before the ownership change multiplied by a designated federal long-term tax-exempt rate. Due to the cumulative impact of our equity issuances over the three year period ended April 2005, a change of ownership occurred upon the issuance of our previously outstanding Series E Preferred Stock at the end of April 2005. As a result, $171,147 of the total United States net operating losses were subject to an annual base limitation of $39,374.

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

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 (“ASU 2009-13”) “Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force (“EITF”). This ASU provides amendments to the criteria in FASB ASC 605-25 for separating consideration in multiple-deliverable arrangements. ASU 2009-13 changes existing rules regarding recognition of revenue in multiple deliverable arrangements and expands ongoing disclosures about the significant judgments used in applying its guidance. It will be effective for revenue arrangements entered into or materially modified in the fiscal year beginning on or after June 15, 2010. Early adoption is permitted on a prospective or retrospective basis. We do not expect the adoption of ASU 2009-13 to have a material impact on our financial statements.

40	VONAGE ANNUAL REPORT 2010

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

Interest Rate and Debt Risk

Our exposure to market risk for changes in interest rates primarily relates to our long-term debt.

On December 14, 2010, we entered into a credit agreement (the “Credit Facility”) consisting of a $200,000 senior secured term loan. We are exposed to interest rate risk since amounts payable under the Credit Facility, at our option, bear interest at:

>

the greater of 1.75% and LIBOR plus, in either case, an applicable margin equal to 8.00%, payable on the last day of each relevant interest period or, if the interest period is longer than three months, each day that is three months after the first day of the interest period, or

>

the base rate determined by reference to the highest of (a) the federal funds effective rate from time to time plus 1/2 of 1%, (b) the prime rate of Bank of America, N.A., and (c) the LIBOR rate applicable to one month interest periods plus 1.00%, plus an applicable margin equal to 7.00%, payable on the last business day of each March, June, September and December and the maturity date of the Credit Facility.

As of December 31, 2010, if the interest rate on our variable rate debt changed by 1%, our annual debt service payment would change by approximately $2,000.

ITEM 8. Financial Statements and Supplementary Data

The information required by this Item is contained on pages F-1 through F-33 of this Annual Report on Form 10-K and incorporated herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Disclosure Controls

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting.

February 16, 2011

To the Stockholders of Vonage Holdings Corp.:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears on page F-3.

/s/ MARC LEFAR	/s/ BARRY ROWAN
Marc Lefar Director, Chief Executive Officer	Barry Rowan Executive Vice President, Chief Financial Officer, Chief Administrative Officer and Treasurer

Report of the Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

See Report of Independent Registered Public Accounting Firm on page F-3.

Changes in Controls

There were no changes to controls during the quarter ended December 31, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. Other Information

None.

42	VONAGE ANNUAL REPORT 2010

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The discussion under the headings “Proposal No. 1 – Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Director Nomination Process”, “Corporate Governance – Board Committees – Audit Committee”, and “Executive Officers of Vonage” in our Proxy Statement for the 2011 Annual Meeting of Stockholders is hereby incorporated by reference.

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

ITEM 11. Executive Compensation

The discussion under the headings “Compensation”, “Director Compensation”, “Corporate Governance – Compensation Committee Interlocks and Insider Participation”, and “Corporate Governance – Compensation Committee Report” in our Proxy Statement for the 2011 Annual Meeting of Stockholders is hereby incorporated by reference.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The discussion under the headings “Stock Ownership Information” and “Equity Compensation Plan Information” in our Proxy Statement for the 2011 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The discussion under the headings “Proposal No. 1 – Election of Directors – Transactions with Related Persons”, and “Corporate Governance – Board Determination of Independence” in our Proxy Statement for the 2011 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 14. Principal Accountant Fees and Services

The discussion under the heading “Proposal No. 2 – Ratification of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2011 Annual Meeting of Stockholders is hereby incorporated by reference.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a)

(1) Financial Statements. The index to our financial statements is found on page F-1 of this Form 10-K.

(2) Financial Statement Schedule. Schedule II—Valuation and Qualifying Accounts is as follows:

	Balance at Beginning of Period	Additions			Less Deductions	Balance at End of Period
		Charged to Revenue	Charged to Expense
Allowance for Doubtful Accounts:
Year ended December 31, 2010	$1,432	$(711)	$—		$(133)	$588
Year ended December 31, 2009	2,045	(193)	—		(420)	1,432
Year ended December 31, 2008	1,924	207	—		(86)	2,045
Inventory Obsolescence
Year ended December 31, 2010	$432	$—	$2,213		$(1,882)	$763
Year ended December 31, 2009	1,405	—	2,514		(3,487)	432
Year ended December 31, 2008	3,080	—	1,519		(3,194)	1,405
Valuation Allowance for Deferred Tax
Year ended December 31, 2010	$385,941	$—	$29,962	(1)	$—	$415,903
Year ended December 31, 2009	386,547	—	(606	)(1)	—	385,941
Year ended December 31, 2008	382,791	—	3,756	(1)	—	386,547
Valuation Allowance for Assets Held for Sale
Year ended December 31, 2010	$—	$—	$—		$—	$—
Year ended December 31, 2009	—	—	—		—	—
Year ended December 31, 2008	1,374	—	621		(1,995)	—
(1)	Amounts charged to expense represent change in valuation allowance.

(3) Exhibits.

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of Vonage Holdings Corp.(5)
3.2	Second Amended and Restated By-laws of Vonage Holdings Corp.(11)
4.1	Form of Certificate of Vonage Holdings Corp. Common Stock(4)
4.2	Stock Purchase Warrant To Purchase Common Stock of Vonage Holdings Corp.(3)
10.1	2001 Stock Incentive Plan of Vonage Holdings Corp.(1)*
10.2	Form of Incentive Stock Option Agreement under the 2001 Stock Incentive Plan(1)*
10.3	Form of Nonqualified Stock Option Agreement for Employees under the 2001 Stock Incentive Plan(1)*
10.4	Form of Nonqualified Stock Option Agreement for Outside Directors under the 2001 Stock Incentive Plan(1)*
10.5	Amended and Restated Vonage Holding Corp. 2009 Incentive Plan(17)*
10.6	Form of Restricted Stock Unit Agreement under the Vonage Holdings Corp. 2006 Incentive Plan(8)*
10.7	Form of Nonqualified Stock Option Agreement under the Vonage Holdings Corp. 2006 Incentive Plan(20)*
10.8	Form of Restricted Stock Agreement under the Vonage Holdings Corp. 2006 Incentive Plan(8)*
10.9	Form of Restricted Stock Agreement for Non-Executive Directors under the Vonage Holdings Corp. 2006 Incentive Plan (Per Non-Executive Director Compensation Program)(12)*
10.10	Form of Nonqualified Stock Option Agreement for Non-Executive Directors (Quarterly Grants) under the Vonage Holdings Corp. 2006 Incentive Plan (Per Non-Executive Director Compensation Program)(12)*
10.11	Form of Nonqualified Stock Option Agreement for Non-Executive Directors (Sign-on Grant) under the Vonage Holdings Corp. 2006 Incentive Plan (Per Non-Executive Director Compensation Program)(12)*
10.12	Vonage Holdings Corp. 401(k) Retirement Plan(1)*
10.13	Lease Agreement, dated March 24, 2005, between 23 Main Street Holmdel Associates LLC and Vonage USA Inc.(1)
10.14	Amended and Restated Employment Agreement dated November 5, 2009 between Vonage Holdings Corp. and Marc P. Lefar(17)*
10.15	Indemnification Agreement dated as of July 29, 2008 by and between Vonage Holdings Corp. and Marc. P. Lefar(11)*
10.16	Form of Nonqualified Stock Option Agreement for Marc P. Lefar under the Vonage Holdings Corp. 2006 Incentive Plan(11)*

44	VONAGE ANNUAL REPORT 2010

Exhibit Number	Description of Exhibit

10.17	Employment Agreement dated as of February 24, 2010 by and between Vonage Holdings Corp. and Barry Rowan(20)*

10.18	Indemnification Agreement dated as of May 6, 2010 by and between Vonage Holdings Corp. and Barry Rowan(20)*

10.19	Amended and Restated Employment Agreement, dated February 8, 2006, between Vonage Holdings Corp. and Jeffrey A. Citron(1)*

10.20	Separation Agreement and General Release dated as of July 29, 2008 by and between Vonage Holdings Corp. and Jeffrey A. Citron(11)*

10.21	Amended and Restated Non-Compete Agreement dated as of October 17, 2008 by and between Vonage Holdings Corp. and Jeffrey A. Citron(14)

10.22	Form of Nonqualified Stock Option Agreement for Jeffrey A. Citron under the Vonage Holdings Corp. 2006 Incentive Plan(11)*

10.23	Amended and Restated Employment Agreement, dated January 1, 2009, between Vonage Holdings Corp. and John S. Rego(15)*

10.24	Amendment of Employment Agreement, dated as of February 23, 2010 between John S. Rego and Vonage Holdings Corp.(19)*

10.25	Separation Agreement and General Release, dated as of February 23, 2010 between John S. Rego and Vonage Holdings Corp.(19)*

10.26	Letter Agreement, dated January 28, 2009, between Vonage Holdings Corp. and Theresa Hennesy(16)*

10.27	Amendment to Letter Agreement, dated December 23, 2010, between Vonage Holdings Corp. and Theresa Hennesy(24)*

10.28	Letter Agreement, dated February 9, 2009, between Vonage Holdings Corp. and Nicholas P. Lazzaro(16)*

10.29	Amendment to Letter Agreement, dated December 30, 2010, between Vonage Holdings Corp. and Nicholas P. Lazzaro(24)*

10.30	Letter Agreement, dated March 24, 2009, between Vonage Holdings Corp. and Kimberly O’Loughlin(16)*

10.31	Amendment to Letter Agreement, dated December 25, 2010, between Vonage Holdings Corp. and Kimberly O’Loughlin(24)*

10.32	Letter Agreement, dated November 19, 2008, between Vonage Holdings Corp. and Michael A. Tempora(16)*

10.33	Amendment to Letter Agreement, dated December 23, 2010, between Vonage Holdings Corp. and Michael A. Tempora(24)*

10.34	Letter Agreement, dated July 15, 2009, between Vonage Holdings Corp. and Kurt Rogers(17)*

10.35	Amendment to Letter Agreement, dated December 22, 2010, between Vonage Holdings Corp. and Kurt Rogers(24)*

10.36	Non-Executive Director Compensation Program effective October 14, 2010(23)*

10.37	Form of Indemnification Agreement between Vonage Holdings Corp. and its directors and certain officers(9)*

10.38	Third Amended and Restated Investors’ Rights Agreement, as amended, dated April 27, 2005, among Vonage Holdings Corp. and the signatories thereto(3)

10.39

Written Consent of Vonage Holdings Corp. and Certain Stockholders to the amendment to the Third Amended and Restated Investors’ Rights Agreement dated April 27, 2005, as amended, dated November 13, 2006(7)

10.40	Registration Rights Agreement, dated December 16, 2005, among Vonage Holdings Corp. and the signatories thereto(1)

10.41†	Agreement for Services, dated February 9, 2005, between Vonage Holdings Corp. and Third Party Verification, Inc.(2)

10.42†	First Amendment to Services Agreement, dated June 21, 2006, between Third Party Verification, Inc. and Vonage Holdings Corp.(6)

10.43†	Second Amendment to Services Agreement, dated August 25, 2006, between Third Party Verification, Inc. and Vonage Network of New Jersey d/b/a Vonage Network Inc. (assignee of Vonage Holding Corp.)(6)

10.44†	Fourth Amendment to Services Agreement, dated May 1, 2009 between Third Party Verification, Inc. and Vonage Network LLC (formerly known as Vonage Network Inc.) (16)

10.45†	License and Managed Services Agreement, dated December 23, 2009 between Vonage Network LLC and Amdocs Software Systems Limited and Amdocs, Inc.(18)

10.46†	First Amending Agreement to License and Managed Services Agreement, dated December 22, 2010 between Vonage Network LLC and Amdocs Software Systems Limited and Amdocs, Inc.(24)

10.47	Patent Settlement Agreement, dated October 25, 2007, between Vonage Holdings Corp. and Verizon Services Corp.(10)

10.48	Settlement Agreement, effective October 27, 2007, between Vonage Holdings Corp. and Sprint Communications Company L.P.(10)

10.49	Settlement and Patent License Agreement, dated December 21, 2007, between Vonage Holdings Corp. and AT&T Corp.(10)

10.50	Settlement Agreement, effective January 1, 2008 between Vonage Holdings Corp. and Nortel Networks Inc. and Nortel Networks Limited(10)

10.51	Credit Agreement, dated as of December 14, 2010 among Vonage Holdings Corp. and Vonage America Inc., as borrowers, various lenders, and Bank of America, N.A., as Administrative Agent(22)

10.52

First Lien Credit and Guaranty Agreement, dated as of October 19, 2008 among Vonage Holdings Corp. and Vonage America Inc., as borrowers, certain subsidiaries of Vonage Holdings Corp., as guarantors, various lenders, and Silver Point Finance, LLC, as Administrative Agent, Collateral Agent and Lead Arranger (relating to former first lien credit facility)(13)

10.53

Second Lien Credit and Guaranty Agreement, dated as of October 19, 2008 among Vonage Holdings Corp. and Vonage America Inc., as borrowers, certain subsidiaries of Vonage Holdings Corp., as guarantors, various lenders, and Silver Point Finance, LLC, as Administrative Agent, Collateral Agent and Lead Arranger (relating to former second lien credit facility)(13)

10.54

Third Lien Note Purchase Agreement dated as of October 19, 2008 among Vonage Holdings Corp. and Vonage America Inc., as co-issuers, certain subsidiaries of Vonage Holdings Corp., as guarantors, various purchasers, and Silver Point Finance, LLC, as Note Agent and Collateral Agent (relating to former third lien convertible notes)(13)

10.55

Master Agreement, dated November 2, 2010, among Vonage Holdings Corp. and Vonage America Inc., as borrowers, certain subsidiaries of Vonage Holdings Corp., as guarantors, various lenders, and Silver Point Finance, LLC, as Administrative Agent (relating to former first and second lien credit facilities)(21)

Exhibit Number	Description of Exhibit

10.56

Third Lien Agreement, dated November 2, 2010, among Vonage Holdings Corp. and Vonage America Inc., as co-issuers, and certain holders of convertible notes (relating to former third lien convertible notes)(21)

10.57	Registration Rights Agreement, dated as of October 19, 2008, among Vonage Holdings Corp., Vonage America Inc. and purchasers of 20.00% Senior Secured Third Lien Notes due 2015(13)

21.1	List of Subsidiaries of Vonage Holdings Corp.(24)

23.1	Consent of BDO USA, LLP, independent registered public accounting firm(24)

31.1	Certification of our Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(24)

31.2	Certification of our Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(24)

32.1	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(24)

(1)	Incorporated by reference to Amendment No. 1 to Vonage Holdings Corp.’s Registration Statement on Form S-1 (File No. 333-131659) filed on April 7, 2006.
(2)	Incorporated by reference to Amendment No. 3 to Vonage Holdings Corp.’s Registration Statement on Form S-1 (File No. 333-131659) filed on April 26, 2006.
(3)	Incorporated by reference to Amendment No. 4 to Vonage Holdings Corp.’s Registration Statement on Form S-1 (File No. 333-131659) filed on April 28, 2006.

(4)	Incorporated by reference to Amendment No. 5 to Vonage Holdings Corp.’s Registration Statement on Form S-1 (File No. 333-131659) filed on May 8, 2006.

(5)	Incorporated by reference to Vonage Holdings Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on August 4, 2006.

(6)	Incorporated by reference to Vonage Holdings Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on November 8, 2006.

(7)	Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on November 14, 2006.

(8)	Incorporated by reference to Vonage Holding Corp.’s Annual Report on Form 10-K (File No. 001-32887) filed on April 17, 2007.

(9)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on November 14, 2007.

(10)	Incorporated by reference to Vonage Holding Corp.’s Annual Report on Form 10-K (File No. 001-32887) filed on March 17, 2008.

(11)	Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on August 4, 2008.

(12)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on August 11, 2008.

(13)	Incorporated by reference to Vonage Holding Corp.’s Amendment No. 8 to Schedule TO (File No. 005-82032) filed on October 22, 2008.

(14)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on November 10, 2008.

(15)	Incorporated by reference to Vonage Holding Corp.’s Annual Report on Form 10-K (File No. 001-32887) filed on March 3, 2009.

(16)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on August 6, 2009.

(17)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on November 6, 2009.

(18)	Incorporated by reference to Vonage Holding Corp.’s Annual Report on Form 10-K (File No. 001-32887) filed on February 26, 2010.

(19)	Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on March 1, 2010.

(20)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on May 7, 2010.

(21)	Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on November 3, 2010.

(22)	Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on December 15, 2010.

(23)	Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on February 14, 2010.

(24)	Filed herewith.

†

Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an order or application for confidential treatment pursuant to the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.

*	Management contract or compensatory plan or arrangement.

(b) Financial Statement Schedule

     Report of Independent Registered Public Accounting Firm

     Schedule II – Valuation and Qualifying Accounts.

46	VONAGE ANNUAL REPORT 2010

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Vonage Holdings Corp.

Holmdel, New Jersey 07733

The audits referred to in our report dated February 16, 2011 relating to the consolidated financial statements of Vonage Holdings Corp., which is contained in Item 8 of this Form 10-K also included the audit of the financial statement schedule listed in the accompanying index. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

Woodbridge, New Jersey

February 16, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Holmdel, State of New Jersey, on February 16, 2011.

VONAGE HOLDINGS CORP.

Dated: February 16, 2011	By:	/S/ BARRY ROWAN
Barry Rowan
Executive Vice President, Chief Financial Officer, Chief Administrative Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature	Title	Date

/S/ MARC P. LEFAR Marc P. Lefar	Director, Chief Executive Officer (principal executive officer)	February 16, 2011

/S/ BARRY L. ROWAN Barry L. Rowan	Executive Vice President, Chief Financial Officer, Chief Administrative Officer and Treasurer (principal financial officer and principal accounting officer)	February 16, 2011

/S/ JEFFREY A. CITRON Jeffrey A. Citron	Director, Chairman	February 16, 2011

/S/ PETER BARRIS Peter Barris	Director	February 16, 2011

/S/ MORTON DAVID Morton David	Director	February 16, 2011

/S/ MICHAEL KRUPKA Michael Krupka	Director	February 16, 2011

/S/ J. SANFORD MILLER J. Sanford Miller	Director	February 16, 2011

/S/ JEFFREY J. MISNER Jeffrey J. Misner	Director	February 16, 2011

/S/ DAVID C. NAGEL David C. Nagel	Director	February 16, 2011

/S/ JOHN J. ROBERTS John J. Roberts	Director	February 16, 2011

48	VONAGE ANNUAL REPORT 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Vonage Holdings Corp.

Holmdel, New Jersey

We have audited the accompanying consolidated balance sheets of Vonage Holdings Corp. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vonage Holdings Corp. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vonage Holdings Corp.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2011 expressed an unqualified opinion thereon.

/s/    BDO USA, LLP

Woodbridge, New Jersey

February 16, 2011

F- 2	VONAGE ANNUAL REPORT 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Vonage Holdings Corp.

Holmdel, New Jersey

We have audited Vonage Holdings Corp.’s (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A. Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Vonage Holdings Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vonage Holdings Corp. as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 16, 2011 expressed an unqualified opinion thereon.

/s/    BDO USA, LLP

Woodbridge, New Jersey

February 16, 2011

VONAGE HOLDINGS CORP. CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)	December 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$78,934	$32,213
Accounts receivable, net of allowance of $588 and $1,432, respectively	15,207	15,053
Inventory, net of allowance of $763 and $432, respectively	6,143	7,771
Deferred customer acquisition costs, current	6,481	15,997
Prepaid expenses and other current assets	17,231	40,425
Total current assets	123,996	111,459
Property and equipment, net	79,050	90,548
Software, net	35,516	35,540
Deferred customer acquisition costs, non-current	1,093	7,075
Debt related costs, net	5,372	7,412
Restricted cash	7,978	43,700
Intangible assets, net	4,186	5,331
Other assets	3,201	12,319
Total assets	$260,392	$313,384

Liabilities and Stockholders’ Deficit
Liabilities
Current liabilities:
Accounts payable	$37,128	$11,512
Accrued expenses	89,407	69,171
Deferred revenue, current portion	43,397	55,929
Current maturities of capital lease obligations	1,783	1,500
Current portion of notes payables	20,000	1,303
Total current liabilities	191,715	139,415
Notes payable, net of discount and current maturities	173,004	200,468
Embedded features within notes payable, at fair value	—	25,050
Deferred revenue, net of current portion	1,784	8,629
Capital lease obligations, net of current maturities	17,665	19,448
Other liabilities, net of current portion in accrued expenses	5,871	12,283
Total liabilities	390,039	405,293
Commitments and Contingencies
Stockholders’ Deficit
Common stock, par value $0.001 per share; 596,950 shares authorized at December 31, 2010 and December 31, 2009; 223,454 and 201,628 shares issued at December 31, 2010 and December 31, 2009, respectively; 221,566 and 199,898 shares outstanding at December 31, 2010 and December 31, 2009, respectively	223	202
Additional paid-in capital	1,053,805	1,008,547
Accumulated deficit	(1,171,901)	(1,088,236)
Treasury stock, at cost, 1,888 shares at December 31, 2010 and 1,730 shares at December 31, 2009	(13,139)	(12,878)
Accumulated other comprehensive income	1,365	456
Total stockholders’ deficit	(129,647)	(91,909)
Total liabilities and stockholders’ deficit	$260,392	$313,384

The accompanying notes are an integral part of these financial statements

F- 4	VONAGE ANNUAL REPORT 2010

VONAGE HOLDINGS CORP. CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
(In thousands, except per share amounts)	2010	2009	2008
Operating Revenues:
Telephony services	$872,934	$864,848	$865,765
Customer equipment and shipping	12,108	24,232	34,355
	885,042	889,080	900,120
Operating Expenses:
Direct cost of telephony services (excluding depreciation and amortization of $18,725, $18,958, and $20,254, respectively)	243,794	213,553	226,210
Direct cost of goods sold	55,965	71,488	79,382
Selling, general and administrative	238,986	265,456	298,985
Marketing	198,170	227,990	253,370
Depreciation and amortization	53,073	53,391	48,612
	789,988	831,878	906,559
Income (loss) from operations	95,054	57,202	(6,439)
Other Income (Expense):
Interest income	519	277	3,236
Interest expense	(48,541)	(54,192)	(29,878)
Change in fair value of embedded features within notes payable and stock warrant	(99,338)	(49,933)	—
(Loss) gain on extinguishment of notes	(31,023)	4,041	(30,570)
Other (expense) income, net	(18)	843	(247)
	(178,401)	(98,964)	(57,459)
Loss before income tax expense	(83,347)	(41,762)	(63,898)
Income tax expense	(318)	(836)	(678)
Net loss	$(83,665)	$(42,598)	$(64,576)

Net loss per common share:
Basic and diluted	$(0.40)	$(0.25)	$(0.41)

Weighted-average common shares outstanding:
Basic and diluted	209,868	170,314	156,258

The accompanying notes are an integral part of these financial statements

VONAGE HOLDINGS CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
(In thousands)	2010	2009	2008
Cash flows from operating activities:
Net loss	$(83,665)	$(42,598)	$(64,576)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization and impairment charges	51,928	52,072	45,796
Amortization of intangibles	1,145	1,319	2,816
Change in fair value of embedded features in notes payable and stock warrant	99,338	49,933	–
Loss on extinguishment of notes	31,023	(4,041)	30,570
Beneficial conversion on interest in kind on convertible notes	–	–	108
Amortization of discount on notes	4,732	5,469	882
Accrued interest paid in-kind	13,232	17,154	2,900
Allowance for doubtful accounts	(711)	(193)	207
Allowance for obsolete inventory	2,213	2,514	1,519
Amortization of debt related costs	1,402	2,708	3,237
Loss on disposal of fixed assets	–	–	12
Share-based expense	8,255	8,473	12,238
Changes in operating assets and liabilities:
Accounts receivable	573	2,930	2,028
Inventory	(568)	203	7,472
Prepaid expenses and other current assets	21,322	(22,053)	501
Deferred customer acquisition costs	15,505	21,523	13,322
Due from related parties	–	–	2
Other assets	9,118	(1,510)	(7,498)
Accounts payable	25,606	(22,595)	(22,029)
Accrued expenses	19,966	(4,764)	(10,507)
Deferred revenue	(19,446)	(22,153)	(10,124)
Other liabilities	(6,756)	(5,995)	(5,321)
Net cash provided by operating activities	194,212	38,396	3,555
Cash flows from investing activities:
Capital expenditures	(17,674)	(23,724)	(11,386)
Purchase of intangible assets	–	(1,250)	(560)
Purchase of marketable securities	–	–	(21,375)
Maturities and sales of marketable securities	–	–	101,317
Acquisition and development of software assets	(22,712)	(21,654)	(26,530)
Decrease (increase) in restricted cash	35,700	(3,937)	(980)
Net cash (used in) provided by investing activities	(4,686)	(50,565)	40,486
Cash flows from financing activities:
Principal payments on capital lease obligations	(1,500)	(1,251)	(1,036)
Principal payments on notes	(41,792)	(1,809)	(326)
Proceeds from issuance of notes payable	200,000	–	220,300
Discount on notes payable	(6,000)	–	(7,167)
Extinguishment of notes	(290,660)	–	(253,460)
Debt related costs	(5,430)	(252)	(26,799)
Proceeds from subscription receivable, net	–	–	9
Proceeds from directed share program, net	–	–	62
Proceeds from exercise of stock options	1,620	59	47
Net cash used in financing activities	(143,762)	(3,253)	(68,370)
Effect of exchange rate changes on cash	957	1,501	(1,079)
Net change in cash and cash equivalents	46,721	(13,921)	(25,408)
Cash and cash equivalents, beginning of period	32,213	46,134	71,542
Cash and cash equivalents, end of period	$78,934	$32,213	$46,134

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$63,814	$28,671	$20,519

Income taxes	$544	$1,206	$1,181

Non-cash financing transactions during the periods for:
Conversion of convertible notes into common stock:
Third lien convertible notes, net of discount and debt related costs	$4,497	$9,361	$–

Embedded conversion option within third lien convertible notes	$32,358	$57,050	$–

The accompanying notes are an integral part of these financial statements

F- 6	VONAGE ANNUAL REPORT 2010

VONAGE HOLDINGS CORP. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands)	Common Stock	Additional Paid-in Capital	Stock Subscription Receivable	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2007	157	930,600	(5,266)	(988,285)	(12,499)	166	(75,127)
Stock option exercises	1	46					47
Share-based expense		12,238					12,238
Share-based award activity					(205)		(205)
Premium attributed to notes payable		37,884					37,884
Directed share program transactions, net			62				62
Stock subscription receivable payments			9				9
Comprehensive loss:
Change in unrealized loss on available-for-sale investments						(1)	(1)
Foreign currency translation adjustment						(1,073)	(1,073)
Net loss				(64,576)			(64,576)
Total comprehensive loss	–	–	–	(64,576)	–	(1,074)	(65,650)
Balance at December 31, 2008	158	980,768	(5,195)	(1,052,861)	(12,704)	(908)	(90,742)
Opening adjustment due to separate valuation of embedded derivative		(37,884)		7,223			(30,661)
Stock option exercises	1	58					59
Share-based expense		8,473					8,473
Share-based award activity					(174)		(174)
Convertible notes conversion	43	62,327					62,370
Uncollected stock subscription receivable		(5,195)	5,195				–
Comprehensive income (loss):
Foreign currency translation adjustment						1,364	1,364
Net loss				(42,598)			(42,598)
Total comprehensive loss	–	–	–	(42,598)	–	1,364	(41,234)
Balance at December 31, 2009	$202	$1,008,547	$–	$(1,088,236)	$(12,878)	$456	$(91,909)
Stock option exercises	1	1,619					1,620
Share-based expense		8,255					8,255
Share-based award activity					(261)		(261)
Convertible notes conversion	20	35,384					35,404
Comprehensive income (loss):
Foreign currency translation adjustment						909	909
Net loss				(83,665)			(83,665)
Total comprehensive income (loss)	–	–	–	(83,665)	–	909	(82,756)
Balance at December 31, 2010	$223	$1,053,805	$–	$(1,171,901)	$(13,139)	$1,365	$(129,647)

The accompanying notes are an integral part of these financial statements

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NATURE OF OPERATIONS

Vonage Holdings Corp. (“Vonage”, “Company”, “we”, “our”, “us”) is incorporated as a Delaware corporation. We are a leading provider of low-cost communications services connecting people through broadband devices worldwide. While customers in the United States represented 94% of our subscriber lines at December 31, 2010, we also bill customers in Canada and the United Kingdom.

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

On an ongoing basis, we evaluate our estimates, including the following:

>	those related to the average period of service to a customer (the “customer life”) used to amortize deferred revenue and deferred customer acquisition costs associated with customer activation;

>	the useful lives of property and equipment, software costs, and intangible assets;

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

>

assumptions used to determine the fair value of the embedded conversion option within our prior 20% senior secured third lien notes due 2015 (“Convertible Notes”) using the Monte Carlo simulation model. The key inputs are maturity date, risk-free interest rate, our stock price at valuation date, and historical volatility of our common stock; and

>

assumptions used to determine the fair value of the embedded make-whole premium feature within our prior senior secured first lien credit facility (the “First Lien Senior Facility”) and our prior senior secured second lien credit facility (the “Second Lien Senior Facility”).

We base our estimates on historical experience, available market information, appropriate valuation methodologies, and on various other assumptions that we believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Revenue Recognition

Operating revenues consist of telephony services revenues and customer equipment (which enables our telephony services) and shipping revenues. The point in time at which revenues are recognized is determined in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, and Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, “Revenue Recognition.”

Telephony Services Revenue

Substantially all of our operating revenues are telephony services revenues, which are derived primarily from monthly subscription fees that customers are charged under our service plans. We also derive telephony services revenues from per minute fees for international calls if not covered under a plan and for any calling minutes in excess of a customer’s monthly plan limits. Monthly subscription fees are automatically charged to customers’ credit cards, debit cards or electronic check payments (“ECP”) in advance and are recognized over the following month when services are provided. Revenues generated from international calls if not covered under a plan and from customers exceeding allocated call minutes under limited minute plans are recognized as services are provided, that is, as minutes are used, and are billed to a customer’s credit cards, debit cards or ECP in arrears. As a result of our multiple billing cycles each month, we estimate the amount of revenues earned from international calls if not covered under a plan and from customers exceeding allocated call minutes under limited minute plans but not billed from the end of each billing cycle to the end of each reporting period and record these amounts as accounts receivable. These estimates are based primarily upon historical minutes and have been consistent with our actual results.

F- 8	VONAGE ANNUAL REPORT 2010

Note 1. Basis of Presentation and Significant Accounting Policies

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

From time to time we have generated revenue by charging a fee for activating service, although we do not currently or expect to charge an activation fee to customers. In these instances when no activation fee is being collected, no customer acquisition costs are deferred. Customer activation fees when collected, along with the related incremental direct customer acquisition amounts for customer equipment in the direct channel and for rebates and retailer commissions in the retail channel, up to but not exceeding the activation fee, are deferred and amortized over the estimated average customer life. The amortization of deferred customer equipment is recorded to direct cost of goods sold. The amortization of deferred rebates is recorded as a reduction of telephony services revenues. The amortization of deferred retailer commissions is recorded as marketing expense. We estimate customer life by analyzing historical trends and applying those trends to future periods. This customer life is solely used to amortize deferred activation fees collected, along with the related incremental customer acquisition costs. The customer life was 48 months in 2008, 44 months in 2009, and 38 months in 2010. For 2011, the customer life will remain at 38 months based on consistent historical trends. The impact of these changes to the customer life was not material to the consolidated results of operations.

In the United States, we charge regulatory recovery fees on a monthly basis to defray the costs associated with regulatory compliance and related litigation, E-911 compliance, and to cover taxes that we are charged by the suppliers of telecommunications services. In addition, we charge customers Federal Universal Service Fund (“USF”) fees. We recognize revenue on a gross basis for USF and related fees. We record these fees as revenue when billed. All other taxes are recorded on a net basis.

In addition, we charge a disconnect fee for customers who terminate their service plan within the first twelve months of service. Disconnect fees are recorded as revenue and are recognized at the time the customer terminates service. Beginning in September 2010, we eliminated the disconnect fee for new customers.

Customer Equipment and Shipping Revenue

Customer equipment and shipping revenues consist of revenues from sales of customer equipment to wholesalers or directly to customers for replacement devices, or for upgrading their device at the time of customer sign-up for which we charge an additional fee. In addition, customer equipment and shipping revenues include the fees that customers are charged for shipping their customer equipment to them. Customer equipment and shipping revenues include sales to our retailers, who subsequently resell this customer equipment to customers. Revenues were reduced for payments to retailers and rebates to customers, who purchased their customer equipment through these retailers, to the extent of customer equipment and shipping revenues. In addition, we charge an equipment recovery fee for customers who terminate their service plan within the first twelve months of service. Equipment recovery fees are recorded as revenue and are recognized at the time the customer terminates service. Beginning in September 2010, we eliminated the equipment recovery fees for new customers.

Direct Cost of Telephony Services

Direct cost of telephony services consists primarily of direct costs that we pay to third parties in order to provide telephony services. These costs include access and interconnection charges that we pay to other telephone companies to terminate domestic and international phone calls on the public switched telephone network. In addition, these costs include the cost to lease phone numbers, to co-locate in other telephone companies’ facilities, to provide enhanced emergency dialing capabilities to transmit 911 calls, and to provide local number portability. These costs also include taxes that we pay on telecommunications services from our suppliers or are imposed by government agencies such as Federal USF and royalties for use of third parties’ intellectual property. These costs do not include indirect costs such as depreciation and amortization, payroll, and facilities costs. Our presentation of direct cost of telephony services may not be comparable to other similar companies.

Direct Cost of Goods Sold

Direct cost of goods sold consists primarily of costs that we incur when a customer signs up for our service. These costs include the cost of customer equipment for customers who subscribe through the direct sales channel in excess of activation fees. In addition, these costs include the amortization of deferred customer equipment, the cost of shipping and handling for customer equipment, the installation manual that accompanies the customer equipment, and the cost of certain promotions.

Development Expenses

Costs for research, including predevelopment efforts prior to establishing technological feasibility of software expected to be marketed, are expensed as incurred. Development costs are capitalized when technological feasibility has been established and anticipated future revenues support the recoverability of the capitalized amounts. Capitalization stops when the product is available for general release to customers. Due to the short time period between achieving technological feasibility and product release and the insignificant amount of costs incurred during such periods, we have not capitalized any software development, and have expensed these costs as incurred. These costs would be included in selling, general and administrative expense.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Cash and Cash Equivalents

We maintain cash with several investment grade financial institutions. Highly liquid investments, which are readily convertible into cash, with original maturities of three months or less, are recorded as cash equivalents.

Certain Risks and Concentrations

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents and accounts receivable. They are subject to fluctuations in both market value and yield based upon changes in market conditions, including interest rates, liquidity, general economic conditions, and conditions specific to the issuers. Accounts receivable are typically unsecured and are derived from revenues earned from customers primarily located in the United States. A portion of our accounts receivable represents the timing difference between when a customer’s credit card is billed and the subsequent settlement of that transaction with our credit card processors. This timing difference is generally 3 days for substantially all of our credit card receivables. We have never experienced any accounts receivable write-offs due to this timing difference. In addition, we collect subscription fees in advance, which minimizes our accounts receivable and bad debt exposure. If a customer’s credit card, debit card or ECP is declined, we generally suspend international calling capabilities as well as their ability to incur domestic usage charges in excess of their plan minutes. If the customer’s credit card, debit card or ECP could not be successfully processed during three billing cycles (i.e., the current and two subsequent monthly billing cycles), we terminate the account. In addition, we automatically charge any per minute fees to our customers’ credit card, debit card or ECP monthly in arrears. To further mitigate our bad debt exposure, a customer’s credit card, debit card or ECP will be charged in advance of their monthly billing if their international calling or overage charges exceed a certain dollar threshold.

Inventory

Inventory consists of the cost of customer equipment and is stated at the lower of cost or market, with cost determined using the average cost method. We provide an inventory allowance for customer equipment that has been returned by customers but may not be able to be re-issued to new customers or returned to the manufacturer for credit.

Property and Equipment

Property and equipment includes acquired assets and those accounted for under capital leases and consist principally of network equipment and computer hardware, furniture, software, and leasehold improvements. In addition, the lease of our corporate headquarters has been accounted for as a capital lease and is included in property and equipment. Network equipment and computer hardware and furniture are stated at cost with depreciation provided using the straight-line method over the estimated useful lives of the related assets, which range from three to five years. Leasehold improvements are amortized over their estimated useful life of the related assets or the life of the lease, whichever is shorter. The cost of renewals and substantial improvements is capitalized while the cost of maintenance and repairs is charged to operating expenses as incurred.

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

Patents and Patent Licenses

Patent rights acquired in the settlement of litigation or by direct purchase are accounted for based upon the fair value of assets received.

Long-Lived Assets

We evaluate impairment losses on long-lived assets used in operations when events and changes in circumstances indicate that the assets might be impaired. If our review indicates that the carrying value of an asset will not be recoverable, based on a comparison of the carrying value of the asset to the undiscounted future cash flows, the impairment will be measured by comparing the carrying value of the asset to its fair value. Fair value will be determined based on quoted market values, discounted cash flows or appraisals. Impairments are recorded in the statement of operations as part of depreciation expense.

Facility Exit and Restructuring Costs

In June 2009, we announced the closing of our office facility in Canada. The facility exit and restructuring costs for the year ended December 31, 2009 were $2,529. These

F- 10	VONAGE ANNUAL REPORT 2010

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

costs included $1,090 for severance and personnel-related costs which were recorded as selling, general and administrative in the statement of operations, $670 for lease termination and facilities-related costs which were recorded as selling, general and administrative in the statement of operations, and $769 for asset impairments which were recorded in the statement of operations as part of depreciation expense. As of December 31, 2009, all of these costs were paid.

Restricted Cash and Letters of Credit

Our credit card processors had established reserves to cover any exposure that they may have as we collect revenue in advance of providing services to our customers, which is a customary practice for companies that bill their customers in advance of providing services. Based on a review of credit risk exposure, our credit card processors reduced our cash reserves to $0 as of December 31, 2010, from $22,423 at December 31, 2009. We also had a cash collateralized letter of credit for $0 and $10,500 as of December 31, 2010 and 2009, respectively. In addition, we had a cash collateralized letter of credit for $7,350 as of December 31, 2010 and 2009, respectively, related to lease deposits for our offices and a cash collateralized letter of credit for $535 and $0 as of December 31, 2010 and 2009, respectively, related to an energy curtailment program for our offices. The total amount of collateralized letters of credit was $7,885 and $18,000 at December 31, 2010 and 2009, respectively. In the aggregate, cash reserves and collateralized letters of credit of $7,978 and $43,700 were recorded as long-term restricted cash at December 31, 2010 and 2009, respectively. Pursuant to the terms of our prior credit facilities (see Note 6. Long-term Debt) commencing October 1, 2009, all specified unrestricted cash above $30,000, subject to certain adjustments, was swept into a concentration account (the “Concentration Account”), and until the balance in the Concentration Account was at least equal to $30,000, we could not access or make any withdrawals from the Concentration Account. Thereafter, with limited exceptions, we had the right to withdraw funds from the Concentration Account in excess of $30,000. As of December 31, 2009, we had funded $3,277 into the Concentration Account. The Concentration Account requirement was eliminated upon repayment of our prior credit facilities in December 2010 and is not included in our new credit facility.

Debt Related Costs

Costs incurred in raising debt are deferred and amortized as interest expense using the effective interest method over the life of the debt.

Derivatives

We do not hold or issue derivative instruments for trading purposes. However, in accordance with FASB ASC 815, “Derivatives and Hedging” (“FASB ASC 815”), we review our contractual obligations to determine whether there are terms that possess the characteristics of derivative financial instruments that must be accounted for separately from the financial instrument in which they are embedded. Based upon this review, we are required to value the following features separately for accounting purposes:

>

certain features within a common stock warrant to purchase 514 shares of common stock at an exercise price of $0.58 because the number of shares to be received by the holder could change under certain conditions;

>	certain features within our prior Convertible Notes because the number of shares to be received by the holder could have changed under certain conditions; and

>

the make-whole premium provisions within our prior First Lien Senior Facility and our prior Second Lien Senior Facility because upon prepayment under certain circumstances we may have been required to settle the debt for more than its face amount.

We recognize these features as liabilities in our consolidated balance sheet at fair value each period and recognize any change in the fair value in our statement of operations in the period of change. We estimate the fair value of these liabilities using available market information and appropriate valuation methodologies.

Foreign Currency

Generally, the functional currency of our non-United States subsidiaries is the local currency. The financial statements of these subsidiaries are translated to United States dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs, and expenses. Translation gains and losses are deferred and recorded in accumulated other comprehensive loss as a component of stockholders’ equity.

Income Taxes

We recognize deferred tax assets and liabilities at enacted income tax rates for the temporary differences between the financial reporting bases and the tax bases of our assets and liabilities. Any effects of changes in income tax rates or tax laws are included in the provision for income taxes in the period of enactment. We record a valuation allowance to reduce the deferred tax assets to the amount that we estimate is more likely than not to be realized. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate resolution.

We have not had any unrecognized tax benefits. We recognize interest and penalties accrued related to unrecognized tax benefits as components of our income tax provision. We have not had any interest and penalties accrued related to unrecognized tax benefits.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Loss per Share

Basic and diluted loss per share has been computed according to FASB ASC 260, “Earnings per Share”. Basic loss per share represents net loss divided by the weighted average number of common shares outstanding during a reported period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, including warrants, stock options, and restricted stock units under our 2001 Stock Incentive Plan and 2006 Incentive Plan, and the Convertible Notes, were exercised or converted into common stock. The effects of potentially dilutive common shares, including shares attributable to our outstanding common stock warrant and our restricted stock units and stock options outstanding using the treasury stock method, have been excluded from the calculation of diluted loss per common share because of their anti-dilutive effects. In applying the treasury stock method for stock-based compensation arrangements, the assumed proceeds are computed as the sum of the amount the employee must pay upon exercise and the amounts of average unrecognized compensation cost attributed to future services. In addition, the effects of potentially dilutive common shares in connection with our Convertible Notes using the if-converted method have been excluded from the calculation of diluted loss per common share because of their anti-dilutive effects is reflected in diluted earnings per share.

The following shares were excluded from the calculation of diluted loss per share because of their anti-dilutive effects:

	For the Years Ended December 31,
	2010	2009	2008
Common stock warrant	514	514	514
Convertible notes	10,421	19,638	62,069
Restricted stock units	2,332	2,792	3,100
Employee stock options	35,729	28,528	29,227
	48,996	51,472	94,910

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net loss and other comprehensive items. Other comprehensive items include foreign currency translation adjustments and unrealized gains (losses) on available for sale investments. Assets and liabilities of foreign operations are translated at the period-end exchange rate and revenue and expense amounts are translated at the average rates of exchange prevailing during the period and represents the balance in accumulated other comprehensive income (loss).

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

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 (“ASU 2009-13”) “Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force (“EITF”)”. This Accounting Standards Update provides amendments to the criteria in FASB ASC 605-25 for separating consideration in multiple-deliverable arrangements. ASU 2009-13 changes existing rules regarding recognition of revenue in multiple deliverable arrangements and expands ongoing disclosures about the significant judgments used in applying its guidance. It will be effective for revenue arrangements entered into or materially modified in the fiscal year beginning on or after June 15, 2010. Early adoption is permitted on a prospective or retrospective basis. We do not expect the adoption of ASU 2009-13 to have a material impact on our financial statements.

Reclassifications

Certain reclassifications have been made to prior years’ financial statements in order to conform to the current year’s presentation. The reclassifications had no impact on net earnings previously reported.

F- 12	VONAGE ANNUAL REPORT 2010

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Note 2. Supplemental Balance Sheet Account Information

Prepaid expenses and other current assets

	December 31, 2010	December 31, 2009
Nontrade receivables	$6,526	$7,117
Services	5,955	2,887
Telecommunications	2,792	8,845
Insurance	960	1,885
Marketing	603	894
Other prepaids	395	2,382
Software and hardware maintenance and support	—	6,958
Inventory	—	9,457
Prepaid expenses and other current assets	$17,231	$40,425

Property and equipment, net

	December 31, 2010	December 31, 2009
Building (under capital lease)	$25,709	$25,709
Network equipment and computer hardware	131,263	122,056
Leasehold improvements	42,078	41,608
Furniture	9,721	9,849
Vehicles	260	316
	209,031	199,538
Less: accumulated depreciation and amortization	(129,981)	(108,990)
Property and equipment, net	$79,050	$90,548

Software, net

	December 31, 2010	December 31, 2009
Purchased	$55,808	$34,191
License	909	909
Internal developed	37,696	37,259
	94,413	72,359
Less: accumulated amortization	(58,897)	(36,819)
Property and equipment, net	$35,516	$35,540

The total expected future annual amortization of software is as follows:

2011	$12,145
2012	9,335
2013	5,731
2014	3,480
2015	3,217
Thereafter	1,608
Total	$35,516

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Debt related costs, net

	December 31, 2010	December 31, 2009
Senior secured term loan	$5,430	$—
Senior secured lien notes	12,271	12,271
	17,701	12,271
Less: accumulated amortization	(4,588)	(3,186)
accelerated amortization	(7,741)	(1,673)
Debt related costs, net	$5,372	$7,412

Restricted cash

	December 31, 2010	December 31, 2009
Letter of credit-lease deposits	$7,350	$7,350
Letter of credit-energy curtailment program	535	—
Letter of credit-credit card processors	—	10,500
Letter of credit-taxes	—	97
Letter of credit-AT&T	—	53
	7,885	18,000
Cash reserves	93	25,700
Restricted cash	$7,978	$43,700

Accrued expenses

	December 31, 2010	December 31, 2009
Compensation and related taxes and temporary labor	$19,709	$16,747
Marketing	18,886	9,331
Taxes and fees	15,973	14,415
Litigation	11,717	6,689
Telecommunications	10,636	9,873
Other accruals	6,295	3,000
Customer credits	2,138	3,384
Professional fees	1,864	2,209
Accrued interest	975	3,304
Inventory	957	95
Credit card fees	257	124
Accrued expenses	$89,407	$69,171

Note 3. Intangible Assets

	December 31, 2010	December 31, 2009
Patents and patent licenses	$12,018	$12,018
Trademark	560	560
	12,578	12,578
Less: accumulated amortization	(8,392)	(7,247)
Intangible assets, net	$4,186	$5,331

F- 14	VONAGE ANNUAL REPORT 2010

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Patents and licenses

In June 2006, we purchased three patents related to the compression of packetized digital signals commonly used in Voice over Internet Protocol (“VoIP”) technology at a cost of $5,268. In July 2006, we began amortizing the cost of these patents over their estimated useful lives of 2.7 years. Amortization expense was $424 for the year ended December 31, 2009 and $1,938 for the year ended December 31, 2008. These patents were fully amortized as of March 31, 2009.

In October 2007, in connection with the settlement of our patent litigation with Sprint, we acquired a license to use Sprint’s portfolio of “Voice over Packet” patents. The fair value assigned to these patents was $5,500. We began amortizing the cost of these patents in October 2007 over their patent lives of 6.6 years. Amortization expense was $825 for the years ended December 31, 2010, 2009, and 2008. Annual amortization will be approximately $825.

In December 2009, we entered into a licensing agreement for a portfolio of “Voice over Packet” patents. The fair value assigned to these patents was $1,250. We began amortizing the cost of these patents in January 2010 over the estimated useful lives of 5 years. Amortization expense was $250 for the year ended December 31, 2010, and $0 for the years ended 2009 and 2008. Annual amortization will be approximately $250.

Trademark

In April 2008, in connection with the settlement of a trademark dispute, we acquired the right to use the trademark in question. The fair value assigned to the trademark was $560. This trademark is being amortized over its remaining life of 8 years. Amortization expense was $70 for the years ended December 31, 2010 and 2009 and $52 for the year ended December 31, 2008. Annual amortization will be approximately $70.

Note 4. Supplemental Income Statement Account Information

Amounts included in telephony services revenue

	December 31, 2010	December 31, 2009	December 31, 2008
USF fees	$66,292	$57,835	$54,444
Disconnect fee	$9,918	$21,715	$22,271
Initial activation fees	$17,629	$26,580	$27,835

Amounts included in customer equipment and shipping revenue

	December 31, 2010	December 31, 2009	December 31, 2008
Equipment recovery fee	$7,401	$17,044	$14,788
Shipping and handling fee	$2,400	$4,660	$11,130

Amount included in direct cost of telephony services

	December 31, 2010	December 31, 2009	December 31, 2008
USF costs	$66,292	$57,835	$54,444

Amount included in direct cost of goods sold

	December 31, 2010	December 31, 2009	December 31, 2008
Shipping and handling cost	$8,390	$11,565	$14,215

Amount included in marketing

	December 31, 2010	December 31, 2009	December 31, 2008
Advertising costs	$142,753	$146,448	$170,686

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Depreciation and amortization expense

	December 31, 2010	December 31, 2009	December 31, 2008
Network equipment and computer hardware	$20,887	$21,698	$21,647
Software	22,602	19,418	11,858
Capital leases	2,199	2,199	2,199
Other leasehold improvements	3,679	3,685	3,760
Furniture	1,827	2,061	2,409
Vehicles	15	9	97
Displays	—	48	161
Patents	1,145	1,319	2,815
	52,354	50,437	44,946
Property and equipment impairments	584	1,886	1,762
Software impairments	135	1,068	1,904
Depreciation and amortization expense	$53,073	$53,391	$48,612

Amount included in interest expense

	December 31, 2010	December 31, 2009	December 31, 2008
Debt related costs amortization	$1,402	$2,708	$3,237

Amount included in other income (expense), net

	December 31, 2010	December 31, 2009	December 31, 2008
Net gains (losses) resulting from foreign exchange transactions	$(19)	$46	$(315)

Note 5. Income Taxes

The following table summarizes deferred taxes resulting from differences between financial accounting basis and tax basis of assets and liabilities.

	2010	2009
Current assets and liabilities:
Deferred revenue	$17,150	$21,450
Accounts receivable and inventory allowances	489	688
Accrued expenses	4,583	5,218
Debt original issue discount	—	(2,098)
Debt related costs	—	1,656
	22,222	26,914
Valuation allowance	(22,222)	(26,914)
Net current deferred tax asset	$—	$—

Non-current assets and liabilities:
Depreciation and amortization	$(8,332)	$2,089
Accrued expenses	4,789	5,567
Research and development tax credit	519	469
Stock option compensation	22,153	19,820
Capital leases	(1,878)	(1,275)
Deferred revenue	—	3,173
Debt original issue discount	(426)	(6,934)
Debt related costs	—	6,014
Net operating loss carryforward	376,856	330,104
	393,681	359,027
Valuation allowance	(393,681)	(359,027)
Net non-current deferred tax asset	$—	$—

F- 16	VONAGE ANNUAL REPORT 2010

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

We have net losses for financial reporting purposes. Recognition of deferred tax assets will require generation of future taxable income. There can be no assurance that we will generate sufficient taxable income in future years. Therefore, we established a valuation allowance on net deferred tax assets of $415,903 as of December 31, 2010 and $385,941 as of December 31, 2009.

The components of income (loss) before income tax expense are as follows:

	For the Years Ended December 31,
	2010	2009	2008
United States	$(86,030)	$(41,761)	$(59,475)
Foreign	2,683	(1)	(4,423)
	$(83,347)	$(41,762)	$(63,898)

The components of the income tax expense are as follows:

	For the Years Ended December 31,
	2010	2009	2008
Current:
State and local taxes	$(304)	$(836)	$(678)
Foreign	(14)	—	—
Federal	—	—	—
	$(318)	$(836)	$(678)
Deferred:
State and local taxes	$—	$—	$—
Foreign	—	—	—
Federal	—	—	—
	$—	$—	$—
	$(318)	$(836)	$(678)

The reconciliation between the United States statutory federal income tax rate and the effective rate is as follows:

	For the Years Ended December 31,
	2010	2009	2008
U.S. Federal statutory tax rate	(34%)	(34%)	(34%)
Permanent items	2%	35%	0%
State and local taxes, net of federal benefit	0%	2%	(4%)
Sale of net operating loss carryforwards	0%	0%	(1%)
Valuation reserve for income taxes	32%	(1%)	40%
Effective tax rate	0%	2%	1%

As of December 31, 2010, we had net operating loss carry forwards for United States federal and state tax purposes of $885,431 and $849,567, respectively, expiring at various times from years ending 2012 through 2030. In addition, we had net operating loss carry forwards for Canadian tax purposes of $42,457 expiring through 2027. We also had net operating loss carry forwards for United Kingdom tax purposes of $40,335 with no expiration date.

No provision has been made for income taxes on the undistributed earnings of our foreign subsidiaries of $18,389 at December 31, 2010 as we intend to indefinitely reinvest such earnings.

Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change of control net operating loss carry forward and other pre-change tax attributes against its post-change income may be limited. The Section 382 limitation is applied annually so as to limit the use of our pre-change net operating loss carryforwards to an amount that generally equals the value of our stock immediately before the ownership change multiplied by a designated federal long-term tax-exempt rate. Due to the cumulative impact of our equity issuances over the three year period ended April 2005, a change of ownership occurred upon the issuance of our previously outstanding Series E Preferred Stock at the end of April 2005. As a result, $171,147 of the total United States net operating losses were subject to an annual base limitation of $39,374.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

We participated in the State of New Jersey’s corporation business tax benefit certificate transfer program, which allows certain high technology and biotechnology companies to transfer unused New Jersey net operating loss carryovers to other New Jersey corporation business taxpayers. During 2003 and 2004, we submitted an application to the New Jersey Economic Development Authority, or EDA, to participate in the program and the application was approved. The EDA then issued a certificate certifying our eligibility to participate in the program. The program requires that a purchaser pay at least 75% of the amount of the surrendered tax benefit. In tax years 2008, 2009, and 2010, we sold approximately, $10,051, $0, and $2,194, respectively, of our New Jersey State net operating loss carry forwards for a recognized benefit of approximately $605 in 2008, $0 in 2009, and $168 in 2010. Collectively, all transactions represent approximately 85% of the surrendered tax benefit each year and have been recognized in the year received.

Note 6. Long-Term Debt

A schedule of long-term debt at December 31, 2010 and 2009 is as follows:

	December 31, 2010	December 31, 2009
9.75% Credit Facility — due 2015, net of discount	$173,004	$—
16% First Lien Senior Facility — due 2013, net of discount	—	107,246
20% Second Lien Senior Facility — due 2015, net of discount	—	86,614
20% Third Lien Convertible Notes — due 2015, net of discount	—	6,608
	$173,004	$200,468

At December 31, 2010, future payments under long-term debt obligations over each of the next five years and thereafter are as follows:

Credit Facility
2011	$20,000
2012	20,000
2013	20,000
2014	20,000
2015	120,000
Minimum future payments of principal	200,000
Plus accreted interest	—
Less unamortized discount	6,996
Current portion	20,000
Long-term portion	$173,004

December 2010 Financing

On December 14, 2010, we entered into a credit agreement (the “Credit Facility”) consisting of a $200,000 senior secured term loan. The co-borrowers under the Credit Facility are us and Vonage America Inc., our wholly owned subsidiary. Obligations under the Credit Facility are guaranteed, fully and unconditionally, by our other United States subsidiaries and are secured by substantially all of the assets of each borrower and each of the guarantors. An affiliate of the chairman of our board of directors and one of our principal stockholders is a lender under the Credit Facility.

Use of Proceeds

We used the net proceeds of the Credit Facility of $194,000 ($200,000 principal amount less original discount of $6,000), plus $102,090 of cash on hand, to (i) exercise our existing right to retire debt under our First Lien Senior Facility, for 100% of the contractual make-whole price, (ii) retire debt under our Second Lien Senior Facility at a more than 25% discount to the contractual make-whole price, and (iii) cause the conversion of all outstanding Convertible Notes into 8,276 shares of our common stock (the Convertible Notes together with the First Lien Senior Facility and the Second Lien Senior Facility, the “Prior Financing”). We also incurred $11,444 of fees in connection with the Credit Facility and repayment of the Prior Financing. We agreed to make an additional cash payment to the holders of our Second Lien Senior Facility in an aggregate amount of $9,000 if we engage in Qualifying Discussions (as defined in the Master Agreement) prior to June 30, 2011 that result in a merger or acquisition transaction (as defined in the Master Agreement) that is consummated prior to June 30, 2012.

F- 18	VONAGE ANNUAL REPORT 2010

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

In accordance with FASB ASC 470 “Debt Modification and Extinguishment”, substantially all of the repayment of the Prior Financing was treated as an extinguishment of notes resulting in a loss on early extinguishment of notes of $26,531. For the portion of the repayment of the Prior Financing treated as a debt modification, we carried forward $1,072 of unamortized discount, which will be amortized to interest expense over the life of the debt using the effective interest method in addition to the $6,000 of original issue discount in connection with the Credit Facility. The amortization for the year ended December 31, 2010 and the accumulated amortization as of December 31, 2010 was $76.

Credit Facility Terms

The following description summarizes the material terms of the Credit Facility.

The loans under the Credit Facility mature in December 2015. The loans under the Credit Facility were issued at an original issuance discount of $6,000. Principal amounts under the Credit Facility are repayable in quarterly installments of approximately $5,000 per quarter, with the balance due in December 2015.

Amounts under the Credit Facility, at our option, will bear interest at:

>

the greater of 1.75% or LIBOR plus, in either case, an applicable margin equal to 8.00%, payable on the last day of each relevant interest period or, if the interest period is longer than three months, each day that is three months after the first day of the interest period, or

>

the base rate determined by reference to the highest of (a) the federal funds effective rate from time to time plus 0.50%, (b) the prime rate of Bank of America, N.A., and (c) the LIBOR rate applicable to one month interest periods plus 1.00%, plus an applicable margin equal to 7.00%, payable on the last business day of each March, June, September, and December and the maturity date of the Credit Facility.

We may prepay the Credit Facility at our option at any time without premium or penalty and, if prepaid within the first year with proceeds of indebtedness, a prepayment fee of 1.00% of the amount repaid. The Credit Facility is subject to mandatory prepayments in amounts equal to:

>

100% of the net cash proceeds from any non-ordinary course sale or other disposition of our property and assets for consideration in excess of a certain amount, subject to customary reinvestment provisions and certain other exceptions;

>	100% of the net cash proceeds from issuance or incurrence of additional debt of us or any of our subsidiaries other than certain permitted indebtedness; and

>	75% (with a step down to 50% based upon achievement of a total leverage ratio of 1.00:1.00) of our annual excess cash flow.

Subject to certain restrictions and exceptions, the Credit Facility permits us to obtain one or more incremental term loan and/or revolving credit facilities in an aggregate principal amount of up to $40,000 pursuant to documentation reasonably satisfactory to the administrative agent, without the consent of the existing lenders under the Credit Facility.

The Credit Facility includes customary representations and warranties and affirmative covenants of the borrowers. In addition, the Credit Facility contains customary negative covenants, including, among other things, restrictions on the borrowers’ and the guarantors’ ability to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, consummate acquisitions, make investments, and pay dividends and other distributions. We must also comply with the following financial covenants:

>

a consolidated leverage ratio of no greater than: 2.25 to 1.00 as of the end of each fiscal quarter ending on or prior to September 30, 2011; 2.00 to 1.00 as of the end of each fiscal quarter ending on or prior to September 30, 2012; 1.75 to 1.00 as of the end of each fiscal quarter ending on or prior to September 30, 2013; 1.50 to 1.00 as of the end of each fiscal quarter ending on or prior to September 30, 2014; and 1.25 to 1.00 as of the end of each fiscal quarter thereafter;

>

a consolidated interest coverage ratio of no less than: 3.00 to 1.00 as of the end of each fiscal quarter ending on or prior to June 30, 2013 and 3.50 to 1.00 as of the end of each fiscal quarter thereafter; and

>

maximum capital expenditures not to exceed $55,000 during any fiscal year, provided that the unused amount of any permitted capital expenditures in any fiscal year may be carried forward to the next following fiscal year.

The Credit Facility contains customary events of default that may permit acceleration of the debt under the Credit Facility. During the continuance of a payment or bankruptcy event of default, or upon any other event of default upon request of lenders holding advances representing more than 50% of the aggregate principal amount of advances outstanding under the Credit Facility, interest will accrue at a default interest rate of 2% above the interest rate that would otherwise be applicable.

November 2008 Financing

On October 19, 2008, we entered into definitive agreements (collectively, the “Credit Documentation”) for a financing consisting of (i) a $130,300 First Lien Senior Facility, (ii) a $72,000 Second Lien Senior Facility, and (iii) the sale of $18,000 of our Convertible Notes. The funding for this transaction was completed on November 3, 2008.

We used the net proceeds of the Prior Financing of $213,133 ($220,300 principal amount less original issue discount of $7,167) plus $40,327 of cash on hand, to repurchase $253,460 of convertible notes issued in 2005

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(“Previous Convertible Notes”) in a tender offer that expired on November 3, 2008. We also incurred $27,051 of debt related costs in connection with the Prior Financing. For holders of the new debt who were also holders of the Previous Convertible Notes, we recorded a loss on early extinguishment of notes of $30,570 on $174,263 of the repurchase in accordance with FASB ASC 470 “Debt Modification and Extinguishment ”. For this $174,263 of the Prior Financing, the First Lien Senior Facility, Second Lien Senior Facility and Convertible Notes were recorded at fair market value of $183,935 with $85,184 allocated to the First Lien Senior Facility, $54,620 allocated to the Second Lien Senior Facility and $44,131 allocated to the Convertible Notes. The excess of the fair market value of the Prior Financing over the Previous Convertible Notes of $9,672, plus $20,452 in fees paid to the holders of the Previous Convertible Notes, $414 of unamortized debt related costs on the Previous Convertible Notes, and $32 of unamortized beneficial conversion related to the Previous Convertible Notes comprised the $30,570.

For the First Lien Senior Facility, an aggregate value of $105,322, or a discount of $24,978, was recorded. This discount was amortized to interest expense over the life of the debt using the effective interest method. The accumulated amortization was $24,798 and $5,362 at December 31, 2010 and December 31, 2009, respectively, including the acceleration of unamortized discount on notes related to the prepayment and repayment of the First Lien Senior Facility of $14,539 and $0 at December 31, 2010 and 2009, respectively. The amortization for the year ended December 31, 2010 and 2009 was $4,006 and $4,596, respectively.

For the Second Lien Senior Facility, an aggregate value of $67,273, or a discount of $4,727, was recorded. This discount was amortized to interest expense over the life of the debt using the effective interest method. The accumulated amortization was $4,727 and $766 at December 31, 2010 and 2009, respectively, including the acceleration of unamortized discount on notes related to the prepayment and repayment of the Second Lien Senior Facility of $3,360 and $0 at December 31, 2010 and 2009, respectively. The amortization for the year ended December 31, 2010 and 2009 was $601 and $650, respectively.

For the Convertible Notes, an aggregate value of $55,884 or a premium of $37,884 was recorded. Given the magnitude of the premium, this amount was recorded as additional-paid-in capital as prescribed in FASB ASC 470-20-25 “Debt with Conversions and Other Options-Recognition”.

For the Second Lien Senior Facility interest at 20% payable quarterly in arrears was payable in-kind (“PIK”). The amount of PIK interest as of December 31, 2010 and 2009 was $0 and $18,576, respectively, as the Second Lien Senior Facility was retired on December 14, 2010. $32,320 of PIK interest was paid in 2010 in connection with prepayment and repayment of the Second Lien Senior Facility.

Consolidated Excess Cash Flow Prepayments

Beginning March 31, 2010, because it was the first quarter during which we had more than $75,000 of specified unrestricted cash in any quarter, we offered to prepay without premium 50% of the Consolidated Excess Cash Flow (as defined in the Credit Documentation) each quarter.

First Lien Senior Facility Prepayments

Consolidated Excess Cash Flow—March 31, 2010. On April 22, 2010, we offered to prepay $24,032 of loans under the First Lien Senior Facility. While certain holders of loans under the First Lien Senior Facility waived their right to receive the prepayment as permitted under the Credit Documentation, the $24,032 offered was paid on April 27, 2010 to holders that did not waive the prepayment including certain affiliates or associates of the Company’s directors. Of this amount, $23,187 was applied to the outstanding principal balance, and $845 was applied to accrued but unpaid interest. A loss on extinguishment of $4,034, representing acceleration of unamortized debt discount, debt related costs, and administrative agent fees of $3,312, $662 and $60, respectively, was recorded in the three-month period ended June 30, 2010 as a result of the prepayment.

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

Consolidated Excess Cash Flow – September 30, 2010. On November 15, 2010, we offered to prepay loans under the First Lien Senior Facility and the Second Lien Senior Facility in an aggregate amount of $11,084. The holders of the First Lien Senior Facility and Second Lien Senior Facility waived their right to prepayment.

Second Lien Senior Facility Prepayments

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

F- 20	VONAGE ANNUAL REPORT 2010

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

Other Prepayments under First Lien Senior Facility and Second Lien Senior Facility

The First Lien Senior Facility and Second Lien Senior Facility included make-whole premiums that were bifurcated from the underlying debt instrument and valued as a separate financial instrument because the economic and risk characteristics of the make-whole premiums meet the criteria for separate accounting as set forth in FASB ASC 815. The First Lien Senior Facility and Second Lien Senior Facility make-whole premiums were paid on December 14, 2010 and had a nominal fair value as of December 31, 2009.

Third Lien Convertible Notes

Subject to conversion, repayment or repurchase of the Convertible Notes, the Convertible Notes were to mature in October 2015. Subject to customary anti-dilution adjustments (including triggers upon the issuance of common stock below the market price of the common stock or the conversion price of the Convertible Notes), the Convertible Notes were convertible into shares of our common stock at a rate equal to 3,448.2759 shares for each $1,000 principal amount of Convertible Notes, or approximately $0.29 per share. During the three months ended December 31, 2010, we received additional Notices of Conversion from the remaining note holders indicating their desire to convert their Convertible Notes. In the aggregate in 2010 and 2009, $18,000 principal amount of Convertible Notes were converted into 62,069 shares of our common stock. As of December 31, 2010, there were $0 principal amount of Convertible Notes outstanding.

Amounts under the Convertible Notes accrued and compounded quarterly. The amount of accrued and compounded interest as of December 31, 2010 and 2009 was $0 and $1,478, respectively. In connection with note conversions during the year ended December 31, 2010, $2,258 was paid for accrued interest.

In accordance with recent guidance codified in FASB ASC 815, which was effective January 1, 2009, we determined that the Convertible Notes contained an embedded derivative that required separate valuation from the Convertible Notes because an anti-dilution adjustment would have been triggered upon the issuance of common stock by us below the conversion price of the Convertible Notes. As explained below, we recognized this embedded derivative as a liability in our consolidated balance sheet at its fair value each period and recognized any change in the fair value in our statement of operations in the period of change. The fair value of the embedded derivative was determined using the Monte Carlo simulation model. The key inputs in the model were maturity date, risk-free interest rate, current share price and historical volatility of our common stock.

In accordance with FASB ASC 815, we determined the fair value of the conversion feature and recorded applicable amounts as follows:

Issuance. The fair value of the conversion feature at issuance was $39,990 which, upon the adoption of FASB ASC 815, was recorded as a liability with a corresponding reduction in additional-paid-in capital of $37,884, which was the premium originally recorded at issuance. The remaining $2,106 was recorded as a discount to be amortized to interest expense over the life of the debt using the effective interest method. Accumulated amortization of the discount was $2,106 and $1,541 as of December 31, 2010 and 2009, respectively, including a $515 and $1,271 acceleration of unamortized discount on notes related to the conversion of Convertible Notes for the year ended December 31, 2010 and 2009, respectively. Amortization for the year ended December 31, 2010 and 2009 was $50 and $223, respectively.

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

Conversion of Convertible Notes in 2009. At the time of conversions of $12,305 principal amount of Convertible Notes, which were converted into 42,431 shares of our common stock, we determined that the aggregate fair value of the conversion feature of those Convertible Notes was $57,050, which was an increase of $34,682 in the fair value of the conversion feature from December 31, 2008. The changes in fair value were recorded as an expense within other income (expense) for the year ended December 31, 2009. The aggregate fair value of the common stock issued by us in the conversion was $62,370 at the time of conversion, which was recorded as common stock and addi tional paid-in capital. In addition, in connection with the extinguishment of the converted Convertible Notes, we recorded a gain on extinguishment of $4,041, which represented the difference in the carrying value of those Convertible Notes including the fair value of the conversion feature, which was reduced by the discount of $1,271 and debt related costs of $1,673 associated with those Convertible Notes, and the fair value of the common stock issued at the time of conversion.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Conversion of Convertible Notes in 2010. At the time of conversions of the remaining $5,695 principal amount of Convertible Notes (including $2,400 principal amount of Convertible Notes, which were held by certain affiliates or associates of the Company’s directors), which converted into 19,638 shares of our common stock, we determined that the aggregate fair value of the conversion feature of those Convertible Notes was $32,358, which was an increase in value of $7,308 from the fair value of the conversion feature as of December 31, 2009. This change in fair value was recorded as income within other income (expense), net for the year ended December 31, 2010. The aggregate fair value of the common stock issued by us in the conversion was $35,404 at the time of conversion, which was recorded as common stock and additional paid-in capital. In addition, in connection with the extinguishment of the converted Convertible Notes, we recorded a loss on extinguishment of $786 for the year ended December 31, 2010, which represented the difference in the carrying value of those Convertible Notes including the fair value of the conversion feature, which was reduced by the discount of $515 and debt related costs of $683 for the year ended December 31, 2010, associated with those Convertible Notes, and the fair value of the common stock issued at the time of conversion and the payment made to note holders of $2,237 to induce conversion.

NOTE 7. Fair Value of Financial Instruments

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

	Level 1	Level 2	Level 3	Total
Liabilities:
Stock warrant — 2010	$–	$897	$–	$897
Stock warrant — 2009	–	553	–	553
Embedded conversion option — 2010	–	—	–	–
Embedded conversion option — 2009	–	—	25,050	25,050

All Convertible Notes were converted as of December 31, 2010. The following tables set forth the inputs as of December 31, 2009 and a summary of changes in the fair value of our embedded conversion option for the year ended December 31, 2010 and December 31, 2009:

December 31, 2009
Maturity date	October 31, 2015
Risk-free interest rate	2.95%
Price of common stock	$1.40
Volatility	109.3%

F- 22	VONAGE ANNUAL REPORT 2010

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Liabilities:	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
Beginning balance	$25,050	$32,720
Increase in value for notes converted	7,308	34,682
Fair value adjustment for notes converted	(32,358)	(57,050)
Total unrealized loss in earnings	–	14,698
Ending balance	$–	$25,050

The following table sets forth a summary of changes in the fair value of our make-whole premiums for as of December 31, 2010 and December 31, 2009:

Liabilities:	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
Beginning balance	$–	$–
Increase in value	91,686	–
Fair value adjustment for make-whole premium paid	(91,686)	–
Total unrealized loss in earnings	–	–
Ending balance	$–	$–

We estimated the fair value of the make-whole premiums as the difference between the estimated value of the First Lien Senior Facility and Second Lien Senior Facility with and without the make-whole premiums. Since there was no current observable market for valuing the make-whole premiums, we determined the value using a scenario analysis that incorporated the settlement alternatives available to the debt holders in connection with the make-whole premiums. The scenario analysis valuation model combined expected cash outflows with market-based assumptions and estimated of the probability of each scenario occurring. The fair value of the First Lien Senior Facility and Second Lien Senior Facility without the make-whole premiums was estimated using a present value model. The present value model combined expected cash outflows with market-based assumptions regarding available interest rates, credit spread relative to our credit rating, and liquidity. Our analysis was premised on the assumption that the holder would act in a manner that maximizes the potential return, or “payoff,” at any given point in time. Included in this premise was the assumption that the holder would compare the potential return associated with each available alternative, including, as specified in the terms of the contract, holding the debt instrument. As a component of this, we incorporated a market participant consideration as to our capacity to fulfill the contractual obligations associated with each alternative, including our ability to fulfill any cash settlement obligation associated with payment of the make-whole premiums, as well as the our ability to refinance the First Lien Senior Facility and Second Lien Senior Facility.

Through June 30, 2010, we estimated the fair value of the make-whole premiums to have nominal fair value. During the third quarter of 2010, due to our improved financial condition and favorable credit market conditions, we entered into formal negotiations with the administrative agent, who was also the primary lender, regarding repurchasing the First Lien Senior Facility and Second Lien Senior Facility. In addition, unlike the Consolidated Excess Cash Flow (as defined in the Credit Documentation) offer in April 2010 that was fully accepted and allowed us to prepay, without premium, specified amounts, holders did not fully accept our Consolidated Excess Cash Flow offer in July 2010, indicating our ability to continue to repay debt at par was no longer likely. We also determined that we could obtain financing at acceptable terms, which along with our existing cash on hand, would be sufficient to repurchase the First Lien Senior Facility and Second Lien Senior Facility including any amounts due pursuant to the make-whole premiums. Based upon these factors and our valuation analysis, the First Lien Senior Facility and the Second Lien Senior Facility make-whole premiums were estimated to have a fair value of $60,000 as of September 30, 2010 and had a nominal fair value as of December 31, 2009. This value was increased in the fourth quarter of 2010 to $91,686 to reflect the actual value that was ultimately paid in December 2010.

Although management believed its valuation methods were appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could have resulted in a different fair value measurement at the reporting date.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Fair Value of Other Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, approximate fair value because of their short maturities. The carrying amounts of our capital leases approximate fair value of these obligations based upon management’s best estimates of interest rates that would be available for similar debt obligations at December 31, 2010 and 2009. We believe the fair value of our debt at December 31, 2010 was approximately the same as its carrying amount as market conditions, including available interest rates, credit spread relative to our credit rating, and illiquidity, remain relatively unchanged from the issuance date of our debt on December 14, 2010.

Note 8. Common Stock

Common Stock Warrant

On April 17, 2002, Vonage’s principal stockholder and Chairman received a warrant to purchase 514 shares of Common Stock at an exercise price of $0.70 per share that expires on June 20, 2012. As a result of the issuance of our Convertible Notes, the exercise price was reduced to $0.58.

Note 9. Employee Benefit Plans

Share-Based Compensation

Our stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. Currently, we grant options from our 2006 Incentive Plan. Our 2001 Stock Incentive Plan was terminated by our board of directors in 2008. As such, share-based awards are no longer granted under the 2001 Stock Incentive Plan. Under the 2006 Incentive Plan, share-based awards can be granted to all employees, including executive officers, outside consultants, and non-employee directors. Vesting periods for share-based awards are generally four years for both plans. Awards granted under each plan expire in five or 10 years from the effective date of grant. As of April 2010, the Company began routinely granting awards with a 10 year expiration period.

The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model. The assumptions used to value options are as follows:

	2010	2009	2008
Risk-free interest rate	0.99-2.89%	1.50-3.12%	1.24-3.23%
Expected stock price volatility	100.05-106.55%	87.70-109.31%	66.29-86.83%
Dividend yield	0.00%	0.00%	0.00%
Expected life (in years)	3.75-6.25	3.75-6.25	3.75-6.25

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

Our Stock Incentive Plans as of December 31, 2010 are summarized as follows (in thousands):

	Shares Authorized	Shares Available for Grant	Stock Options Outstanding	Restricted Stock and Restricted Stock Units
2001 Incentive Plan	–		5,315	–
2006 Incentive Plan	66,400	23,947	30,414	2,332
Total as of December 31, 2010	66,400	23,947	35,729	2,332

F- 24	VONAGE ANNUAL REPORT 2010

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

2001 Stock Incentive Plan

In February 2001, we adopted the 2001 Stock Incentive Plan, which is an amendment and restatement of the 2000 Stock Incentive Plan of MIN-X.COM, INC. The 2001 Stock Incentive Plan provides for the granting of options or restricted stock awards to our officers, directors, and employees. The objectives of the 2001 Stock Incentive Plan included attracting and retaining personnel, providing for additional performance incentives, and promoting our success by providing employees the opportunity to acquire stock. In management’s opinion, all stock options were granted with an exercise price at or above the fair market value of our common stock at the date of grant with the exception of a grant in 2005 for 125 shares. Initially, we recorded deferred compensation in 2005 related to this option grant. On January 1, 2006, we reversed the remaining deferred compensation balance in accordance with FASB ASC 718. There have not been any options available for future grant under the 2001 Stock Incentive Plan since our board of directors terminated the plan in 2008.

2006 Incentive Plan

In May 2006 we adopted the 2006 Incentive Plan. The 2006 Incentive Plan permits the grant of stock options, restricted stock, restricted stock units, stock appreciation rights, performance stock, performance units, annual awards, and other awards based on, or related to, shares of our common stock. Options awarded under our 2006 Incentive Plan may be nonstatutory stock options or may qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended. Our 2006 Incentive Plan contains various limits with respect to the types of awards, as follows:

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

Based upon a June 2010 amendment to the plan, the maximum number of shares of our common stock that are authorized for issuance under our 2006 Incentive Plan is 66,400 shares. Shares issued under the plan may be authorized and unissued shares or may be issued shares that we have reacquired. Shares covered by awards that are forfeited, cancelled or otherwise expire without having been exercised or settled, or that are settled by cash or other non-share consideration, will become available for issuance pursuant to a new award. Shares that are tendered or withheld to pay the exercise price of an award or to satisfy tax withholding obligations will not be available for issuance pursuant to new awards. At December 31, 2010, 23,947 shares were available for future grant under the 2006 Stock Incentive Plan.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The following table summarizes the activity for all awards under both of our Stock Incentive Plans:

	Stock Options Outstanding		Restricted Stock and Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Grant Date Fair Market Value Per Share
	(in thousands)		(in thousands)
Balance at December 31, 2007	18,257	$6.47	3,104	$3.33
Stock options granted	15,128	1.62
Stock options exercised	(46)	1.02
Stock options canceled	(4,112)	6.25
Restricted stocks and restricted stock units granted			1,747	1.91
Restricted stocks and restricted stock units exercised			(786)	3.28
Restricted stocks and restricted stock units canceled			(960)	2.92
Balance at December 31, 2008	29,227	4.00	3,105	2.67
Stock options granted	5,631	0.83
Stock options exercised	(33)	1.76
Stock options canceled	(6,291)	7.46
Restricted stocks and restricted stock units granted			1,188	0.51
Restricted stocks and restricted stock units exercised			(971)	2.59
Restricted stocks and restricted stock units canceled			(536)	2.25
Balance at December 31, 2009	28,534	2.68	2,786	1.86
Stock options granted	11,205	1.47
Stock options exercised	(1,040)	1.57
Stock options canceled	(2,970)	3.53
Restricted stocks and restricted stock units granted			1,199	1.52
Restricted stocks and restricted stock units exercised			(1,150)	2.38
Restricted stocks and restricted stock units canceled			(503)	1.55
Balance at December 31, 2010-stock options	35,729	$2.26

Balance at December 31, 2010-Restricted stock and restricted stock units			2,332	$1.50

Exercisable at December 31, 2010	15,278	$1.75
Unvested shares at December 31, 2009	16,669	$1.67
Unvested shares at December 31, 2010	20,451	$1.44

The weighted average exercise price of options granted was $1.47, $0.83, and $1.62 for the years ended December 31, 2010, 2009, and 2008, respectively. The weighted average grant date fair market value of restricted stock and restricted stock units granted was $1.52, $0.51, and $1.91 during the year ended December 31, 2010, 2009, and 2008, respectively.

The aggregate intrinsic value of exercised stock options for the years ended December 31, 2010, 2009 and 2008 was $851, $5, and $43, respectively. The aggregate intrinsic value of exercised restricted stock and restricted stock units for the years ended December 31, 2010, 2009, and 2008 was $2,142, $880, and $1,059, respectively.

The weighted average grant date fair market value of stock options granted was $1.35, $1.44, and $1.85 for the years ended December 31, 2010, 2009 and 2008.

Total share-based compensation expense recognized for the years ended December 31, 2010, 2009, and 2008 was $8,255, $8,473, and $12,238, respectively, which were recorded to selling, general and administrative expense in the consolidated statement of operations. As of December 31, 2010, total unamortized share-based compensation was $9,879, which is expected to be amortized over the remaining vesting period of each grant, up to the next 48 months. Compensation costs for all share-based awards are recognized using the ratable single-option approach on an accrual basis and are amortized using an accelerated amortization schedule. Our current policy is to issue new shares to settle the exercise of stock options and prospectively, the vesting of restricted stock units.

F- 26	VONAGE ANNUAL REPORT 2010

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Information regarding the options outstanding as of December 31, 2010 is summarized below:

	Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Stock Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Stock Options Vested and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)	(in years)		(in thousands)	(in thousands)	(in years)		(in thousands)
$0.33 to $1.43	23,787		1.26		6,623		1.24
$1.44 to $1.99	5,940		1.86		4,046		1.83
$2.00 to $4.00	1,713		2.42		714		2.43
$4.01 to $7.34	2,005		4.52		1,612		4.58
$7.35 to $35.00	2,284		11.55		2,284		11.55
	35,729	6.3	2.26	$25,582	15,279	4.7	3.35	$8,310

Retirement Plan

In March 2001, we established a 401(k) Retirement Plan (the “Retirement Plan”) available to employees who meet the plan’s eligibility requirements. Participants may elect to contribute a percentage of their compensation to the Retirement Plan up to a statutory limit. We may make a contribution to the Retirement Plan in the form of a matching contribution. The employer matching contribution is 50% of each employee’s contributions not to exceed $6 in 2008, 2009, and 2010. Our expense related to the Retirement Plan was $1,615, $620, and $1,307 in 2010, 2009, and 2008, respectively.

Note 10. Commitments and Contingencies

Capital Leases

Assets financed under capital lease agreements are included in property and equipment in the consolidated balance sheet and related depreciation and amortization expense is included in the consolidated statements of operations.

On March 24, 2005, we entered into a lease for our headquarters in Holmdel, New Jersey. We took possession of a portion of the office space at the inception of the lease, another portion on August 1, 2005 and took over the remainder of the office space in early 2006. The overall lease term is twelve years and five months. In connection with the lease, we issued a letter of credit which requires $7,350 of cash as collateral, which is classified as restricted cash. The gross amount of the building recorded under capital leases totaled $25,709 as of December 31, 2010 and accumulated depreciation was approximately $11,051 as of December 31, 2010.

Operating Leases

We have entered into various non-cancelable operating lease agreements for certain of our existing office and telecommunications co-location space in the United States and for international subsidiaries with original lease periods expiring between 2011 and 2015. We are committed to pay a portion of the buildings’ operating expenses as determined under the agreements.

At December 31, 2010, future payments under capital leases and minimum payments under non-cancelable operating leases are as follows over each of the next five years and thereafter:

	December 31, 2010
	Capital Leases	Operating Leases
2011	4,118	3,770
2012	4,200	2,627
2013	4,284	931
2014	4,369	270
2015	4,457	150
Thereafter	7,616	—
Total minimum payments required	29,044	$7,748

Less amounts representing interest	(9,596)
Minimum future payments of principal	19,448
Current portion	1,783
Long-term portion	$17,665

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Rent expense was $4,552 for 2010, $5,449 for 2009, and $7,507 for 2008.

Stand-by Letters of Credit

We have stand-by letters of credit totaling $7,885 and $18,000, as of December 31, 2010 and 2009, respectively.

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

Vendor Commitments

We have engaged a vendor to provide telecommunication services. We have committed to pay this vendor $6,000 in 2011 and $4,500 in 2012; however, we may terminate the contract sooner subject to a minimum payment of $1,000.

We have engaged a vendor to provide voicemail to text transcription services. We have committed to pay this vendor approximately $1,124 in 2011, $1,524 in 2012, and $1,197 in 2013.

We have engaged a vendor to assist with local number portability, which allows customers to keep their existing phone number when switching to our service. We have committed to pay this vendor a minimum of $1,200 in 2011.

We have engaged a vendor to provide local inbound services. We have committed to pay this vendor $1,759 in 2011 and $1,466 in 2012.

We have engaged a credit card processor to process our billings. We have committed to pay this vendor approximately $3,700 each year through 2015.

We have engaged a vendor who will (i) license to us billing and ordering software, (ii) provide professional services relating to the implementation, operation, support, and maintenance of the licensed system, and (iii) transition support services in connection with migration to the licensed systems. We have committed to pay this vendor $3,740 in 2011, $3,920 in 2012, $3,980 in 2013 and 2014, and $2,240 in 2015. We may terminate the contract sooner subject to payment of early termination fees which range from $5,500 for termination in the first year to $1,500 for termination in the fifth year.

Litigation

Consumer Class Action Litigations. We were named in several purported class actions venued in California, New Jersey, and Washington alleging a wide variety of deficiencies with respect to our business practices and marketing disclosures.

These class actions, on behalf of both nationwide and state classes, generally alleged that we delayed and/or refused to allow consumers to cancel their Vonage service; failed to disclose procedural impediments to cancellation; failed to adequately disclose that their 30 or 60-day money back guarantee did not give consumers 30 to 60 days to try out our services; suppressed and concealed the true nature of our services and disseminated false advertising about the quality, nature and terms of our services; imposed an unlawful early termination fee; and invoked unconscionable provisions of our Terms of Service to the detriment of customers. On May 11, 2007, plaintiffs in one action petitioned the Judicial Panel on Multidistrict Litigation (the “Panel”) seeking transfer and consolidation of the pending actions to a single court for coordinated pretrial proceedings. In an Order dated August 15, 2007, the Panel transferred the pending actions to the United States Court for the District of New Jersey, captioned In re Vonage Marketing and Sales Practices Litigation, MDL No. 1862, Master Docket No. 07-CV-3906 (USDC, D.N.J.). On October 1, 2007, counsel for one group of plaintiffs moved before the Court for Consolidation and Appointment of Co-Lead Counsel of the actions, and requested time to file an Amended Consolidated Complaint. On November 6, 2008, the Court entered an Order Granting Consolidation and Appointment of Co-Lead Counsel, and ordered that a consolidated Complaint be filed within 45 days, which Complaint was filed on December 19, 2008. On February 6, 2009, we filed a Motion to Compel Arbitration. On September 1, 2009, the Court denied without prejudice the Motion to Compel Arbitration. On December 2, 2009, we filed a Renewed Motion to Compel Arbitration. Briefing on the motion was completed in February 2010. The parties engaged in limited discovery. On July 8, 2010, the Court requested that the parties submit supplemental letters to the Court on or before July 30, 2010, addressing the relevance of recent decisions by the United States Supreme Court and the United States Court of Appeals for the 3rd Circuit regarding arbitration provisions and the parties filed those submissions.

On September 23, 2010, the parties reached a proposed settlement that includes a release and dismissal with prejudice of all consumer claims against us and will provide a settlement benefit of $4,750 into a common fund for the benefit of class members. The common fund will include all awarded fees, costs, and expenses (including attorneys’ fees and costs), certain costs to provide notice of settlement, administrative expenses, and incentive awards, if any, with the remainder of the common fund to be distributed to members of the class pursuant to a plan of allocation among class members. On September 28, 2010, the Court entered a Joint Stipulation staying the proceedings and terminating the pending Renewed Motion to Compel Arbitration. On December 23, 2010, the parties filed the proposed Settlement Agreement with the Court. On Jan-

F- 28	VONAGE ANNUAL REPORT 2010

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

uary 3, 2011, the Court granted Preliminary Approval of the Settlement and set a schedule whereby notice of the proposed settlement, the final hearing date and other interim deadlines is to be provided to potentially eligible plaintiffs. A final hearing on the settlement has been scheduled for May 10, 2011, at which time the Court will hear objections to the proposed settlement, requests for exclusion/opt-out of the settlement, application by Class Counsel for attorneys’ fees, costs and expenses, and application for Incentive Awards to the named plaintiffs.

We previously recorded a reserve of $4,750 to reflect the proposed settlement. This amount was paid into an escrow account in January 2011. Of this amount, $2,750 was recorded in the quarter ended September 30, 2010; with $1,500 and $750 recorded as a reduction to customer equipment and shipping and telephony services revenue, respectively, and $500 recorded as selling, general and administrative expense in the consolidated statement of operations. The remaining $2,000 was recorded as selling, general and administrative expense in the consolidated statement of operations in the quarter ended March 31, 2010.

IPO Underwriter Indemnification. On December 4, 2009, we received final Court approval for the settlement of litigation arising from our initial public offering (“IPO”), which included a release and dismissal of all stockholder claims against us and our individual directors and officers who were named as defendants. The firms who served as underwriters to the IPO, pursuant to an indemnification agreement entered into between us and those firms prior to the IPO, previously demanded that we reimburse them for the costs and fees incurred by them in defense of the IPO litigation. In addition, three of the firms previously demanded that we reimburse them for the costs and fees incurred by them in response to various regulatory inquiries by the Financial Industry Regulatory Authority (formerly the NASD) and the New York Stock Exchange, among other things. We have declined to reimburse these three firms any fees or expenses. The settlement of the IPO litigation did not resolve the IPO underwriters’ claims for indemnification against us. At the time of our debt refinancing in December 2010, we reached agreement with two of the underwriters releasing us from certain potential claims in connection with the IPO.

IP Matters

Alcatel-Lucent. On November 4, 2008, we received a letter from Alcatel-Lucent initiating an opportunity for us to obtain a non-exclusive patent license to certain of its patents that may be relevant to our business. We are currently analyzing the applicability of such patents to our business, as well as additional patents subsequently identified by Alcatel-Lucent. If we determine that these patents are applicable to our business and valid, we may incur expense in licensing them. If we determine that these patents are not applicable to our business or invalid, we may incur expense and damages if there is litigation.

Ceres Communications Technologies LLC. On October 6, 2010, Ceres Communications Technologies LLC (“Ceres”) filed a lawsuit against Vonage Holdings Corp. and its subsidiaries Vonage America, Inc. and Vonage Marketing LLC in the United States District Court for the District of Delaware alleging that Vonage’s products and services are covered by a patent held by Ceres, United States Patent No. 5,774,526, entitled “Reconfigurable On-Demand Telephone and Data Line System.” The suit also named numerous other companies as defendants, including AT&T, Inc., Cablevision Systems Corporation, Comcast Corporation, Cox Communications Inc., Skype Global S.a.r.l, Skype Inc., Time Warner Cable, and Verizon Communications Inc. We filed our Answer to the Complaint on November 16, 2010. We also filed a Motion to Dismiss certain of plaintiff’s allegations on November 16, 2010. On December 3, 2010, Ceres filed its First Amendment Complaint omitting its prior claims for induced, contributory, and willful infringement. We filed our Answer and Counterclaim on December 20, 2010. Ceres filed its Reply to our Counterclaim on January 6, 2011. No case schedule has been set and discovery has not yet begun.

Hitachi. On January 27, 2011, we met with Hitachi, Ltd. to discuss an opportunity for us to obtain a non-exclusive patent license to certain Hitachi patents that Hitachi believes may be relevant to our business. We are currently analyzing the applicability of such patents to our business. If we determine that these patents are applicable to our business and valid, we may incur expense in licensing them. If we determine that these patents are not applicable to our business or invalid, we may incur expense and damages if there is litigation.

From time to time, in addition to those identified above, we are subject to legal proceedings, claims, investigations, and proceedings in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment, and other matters. From time to time we receive letters from third parties initiating an opportunity for us to obtain patent licenses that might be relevant to our business. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss or range of loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Other than as set forth above, no additional reserves were recorded in the three months ended December 31, 2010. Litigation is inherently unpredictable. We believe that we have valid defenses with respect to the legal matters pending against us and are vigorously defending these matters. Given the uncertainty surrounding litigation and our inability to assess the likelihood of a favorable or unfavorable outcome in the above noted matters, it is possible that the resolution of one or more of these matters could have a material adverse effect on our consolidated financial position, cash flows or results of operations.

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

Federal — CALEA

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

The FCC required all interconnected VoIP providers to become fully CALEA compliant by May 14, 2007. To date, we have taken significant steps towards CALEA compliance, which include testing a CALEA solution with the Federal Bureau of Investigation and delivering lawful CALEA requests. We have also implemented alternative solutions that allow CALEA access to call content and call-identifying information. The FCC and law enforcement officials have been advised as to our CALEA progress and our efforts at implementing alternative solutions. We could be subject to an enforcement action by the FCC if our CALEA solution is deemed not fully operational.

Federal – Local Number Portability

On May 13, 2009, the FCC adopted an order that reduced to one business day the amount of time that a telecommunications provider such as us have to port a telephone number to another provider. If we, or third parties we rely upon for porting, have difficulty executing the new one-day porting requirement, we could be subject to FCC enforcement action.

Federal – Net Neutrality

Clear and enforceable net neutrality rules would make it more difficult for broadband Internet service providers to block or discriminate against Vonage service. Also explicitly applying net neutrality rules to wireless broadband Internet service could create greater opportunities for VoIP applications that run on wireless broadband Internet service. In October 2009, the FCC proposed the adoption of enforceable net neutrality rules for both wired and wireless broadband Internet service providers. The proposed rules would prohibit wired and wireless broadband Internet service providers from blocking or hindering lawful content, applications, or services and from unreasonably discriminating when transmitting lawful network traffic. In addition, broadband Internet service providers would have to publicly disclose certain information about their network management practices. In December 2010, the FCC adopted enforceable net neutrality rules based on its October 2009 proposal. All of the proposed rules in the October 2009 proposal apply to wired broadband Internet providers. The FCC, applied some but not all of the proposed rules to wireless broadband service. Wireless broadband Internet services providers are prohibited from blocking or hindering voice or video applications that compete with the broadband Internet service provider’s voice or video services. Wireless providers are also subject to transparency requirements, but they are not subject to the prohibition on unreasonable discrimination that applies to wired broadband Internet services providers. Several broadband Internet service providers have filed appeals of the FCC’s new rules in the D.C. Circuit Court alleging that the FCC lacks authority to apply its rules to broadband Internet service providers.

State Telecommunications Regulation

In general, the focus of interconnected VoIP telecommunications regulation is at the federal level. On November 12, 2004, the FCC issued a declaratory ruling providing that our service is subject to federal regulation and preempted the Minnesota Public Utilities Commission from imposing certain of its regulations on us. The FCC’s decision was based on its conclusion that our service is interstate in nature and cannot be separated into interstate and intrastate components. On March 21, 2007, the United States Court of Appeals for the 8th Circuit affirmed the FCC’s declaratory ruling preempting state regulation of our service. The 8th Circuit found that it is impossible for us to separate our interstate traffic from our intrastate traffic because of the nomadic nature of the service. As a result, the 8th Circuit held that it was reasonable for the FCC to preempt state regulation of our service. The 8th Circuit was clear, however, that the preemptive effect of the FCC’s declaratory ruling may be reexamined if technological advances allow for the separation of interstate and intrastate components of the nomadic VoIP service. Therefore, the preemption of state authority over our service under this ruling generally hinges on the inability to separate the interstate and intrastate components of the service.

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

F- 30	VONAGE ANNUAL REPORT 2010

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Lawsuits by the Nebraska Public Service Commission and New Mexico Public Regulatory Commission that were resolved in 2009 are examples of state public utility commission attempts to extend traditional state telecommunications regulation to our service. In these cases, the state public utility commissions sought to apply state universal service funding requirements to us. The Kansas Corporation Commission also has taken the position that it has jurisdiction to seek state universal service funding from nomadic VoIP providers. Similarly, the Public Utility Commission of Ohio has adopted rules that would apply state fees for Telephone Relay Service to nomadic VoIP service.

On July 16, 2009, the Nebraska Public Service Commission and the Kansas Corporation Commission filed a petition with the FCC seeking a declaratory ruling or, alternatively, adoption of a rule declaring that state authorities may apply universal service funding (“USF”) requirements to nomadic VoIP providers. We participated in the FCC proceedings on the petition. On November 5, 2010, the FCC issued a declaratory ruling that allowed states to assess state USF on nomadic VoIP providers on a going forward basis provided that the states comply with certain conditions to ensure that imposing state USF does not conflict with federal law or policy. We expect that state public utility commissions and state legislators will continue their attempts to apply state telecommunications regulations to nomadic VoIP service.

State and Municipal Taxes

In accordance with generally accepted accounting principles, we make a provision for a liability for taxes when it is both probable that a liability has been incurred and the amount of the loss or range of loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. For a period of time, we did not collect or remit state or municipal taxes (such as sales, excise, utility, use, and ad valorem taxes), fees or surcharges (“Taxes”) on the charges to our customers for our services, except that we historically complied with the New Jersey sales tax. We have received inquiries or demands from a number of state and municipal taxing and 911 agencies seeking payment of Taxes that are applied to or collected from customers of providers of traditional public switched telephone network services. Although we have consistently maintained that these Taxes do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations, a number of states have changed their statutes to expressly include VoIP and we are now collecting and remitting sales taxes in those states. In addition, many states address how VoIP providers should contribute to support public safety agencies, and in those states we remit fees to the appropriate state agencies. We could also be contacted by state or municipal taxing and 911 agencies regarding Taxes that do explicitly apply to VoIP and these agencies could seek retroactive payment of Taxes. As such, we have a reserve of $2,803 as of December 31, 2010 as our best estimate of the potential tax exposure for any retroactive assessment. We believe the maximum estimated exposure for retroactive assessments is approximately $8,000 as of December 31, 2010.

Employment Agreements

Our Chief Executive Officer and Chief Financial Officer are subject to employment contracts with minimum salary commitments that, subject to annual review, aggregate $1,375 per annum. Our Chief Executive Officer and Chief Financial Officer are also eligible for annual performance bonuses with targets based upon their then annual salary. The initial term of the employment contract with our Chief Executive Officer expires in 2011 but is subject to one-year renewals unless prior notice of 90 days is provided by either party. The employment contract with our Chief Financial Officer may be terminated by either party upon 30 days’ notice. In the event of the termination of our Chief Executive Officer’s employment, depending upon the circumstances, he will be entitled to severance payments up to an amount equal to a prorated annual bonus for the year of termination, two year’s base salary, and amounts to cover specified health care coverage premiums and outplacement services. In the event of the termination of our Chief Financial Officer’s employment, depending upon the circumstances, he will be entitled to severance payments up to an amount equal to a prorated annual bonus for the year of termination and one year’s base salary.

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

Information about our operations by geographic location is as follows:

	For the Years Ended December 31,
	2010	2009	2008
Revenue:
United States	$842,758	$846,981	$855,169
Canada	30,748	31,829	34,785
United Kingdom	11,536	10,270	10,166
	$885,042	$889,080	$900,120

	December 31, 2010	December 31, 2009
Long-lived assets:
United States	$118,367	$131,290
Canada	24	100
United Kingdom	11	29
Israel	350	—
	$118,752	$131,419

F- 32	VONAGE ANNUAL REPORT 2010

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Note 12. Quarterly Financial Information (Unaudited)

The following table sets forth the reviewed consolidated quarterly financial information for 2010 and 2009:

	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,	Total
Year Ended 2010
Revenue	$227,951	$225,341	$214,126	$217,624	$885,042
Net income (loss)	13,968	(562)	(55,382)	(41,689)	(83,665)
Net income (loss) per common share:
Basic	$0.07	$(0.00)	$(0.26)	$(0.19)
Diluted	$0.06	$(0.00)	$(0.26)	$(0.19)
Year Ended 2009
Revenue	$224,005	$220,028	$221,505	$223,542	$889,080
Net income (loss)	5,271	2,285	(54,555)	4,401	(42,598)
Net income (loss) per common share:
Basic	$0.03	$0.01	$(0.33)	$0.02
Diluted	$(0.03)	$0.01	$(0.33)	$0.02

(1)	In the third quarter of 2009, we recorded a charge of $62,998 for the change in the fair value of embedded features within notes payable.
(2)	In the third quarter of 2010, we recorded a charge of $62,030 for the change in fair value of embedded features within notes payable.
(3)	In the fourth quarter of 2010, we recorded a charge of $29,782 for the change in fair value of embedded features within notes payable and a charge of $26,531 for loss on extinguishment of notes.