Form 10-Q
period 2011-03-31
VONAGE HOLDINGS CORP
filed 2011-05-05
CIK 1272830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2011
Common Stock, par value $0.001	223,560,018 shares

VONAGE HOLDINGS CORP.

Financial Information Presentation

For the financial information discussed in this Quarterly Report on Form 10-Q, other than per share and per line amounts, dollar amounts are presented in thousands, except where noted.

Part I—Financial Information

Item 1. Financial Statements

VONAGE HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	March 31, 2011	December 31, 2010
Assets	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$79,655	$78,934
Accounts receivable, net of allowance of $330 and $588, respectively	15,922	15,207
Inventory, net of allowance of $416 and $763, respectively	5,704	6,143
Deferred customer acquisition costs, current	5,227	6,481
Prepaid expenses and other current assets	17,425	17,231

Total current assets	123,933	123,996

Property and equipment, net	74,131	79,050
Software, net	34,552	35,516
Deferred customer acquisition costs, non-current	839	1,093
Debt related costs, net	4,764	5,372
Restricted cash	6,934	7,978
Intangible assets, net	3,900	4,186
Other assets	2,664	3,201

Total assets	$251,717	$260,392

Liabilities and Stockholders’ Deficit
Liabilities
Current liabilities:
Accounts payable	$34,223	$37,128
Accrued expenses	75,115	89,407
Deferred revenue, current portion	41,897	43,397
Current maturities of capital lease obligations	1,859	1,783
Current portion of notes payables	10,000	20,000

Total current liabilities	163,094	191,715

Notes payable, net of discount and current maturities	168,799	173,004
Deferred revenue, net of current portion	1,460	1,784
Capital lease obligations, net of current maturities	17,170	17,665
Other liabilities, net of current portion in accrued expenses	3,155	5,871

Total liabilities	353,678	390,039

Commitments and Contingencies
Stockholders’ Deficit
Common stock, par value $0.001 per share; 596,950 shares authorized at March 31, 2011 and December 31, 2010; 225,191 and 223,454 shares issued at March 31, 2011 and December 31, 2010, respectively; 223,205 and 221,566 shares outstanding at March 31, 2011 and December 31, 2010, respectively	225	223
Additional paid-in capital	1,059,837	1,053,805
Accumulated deficit	(1,150,788)	(1,171,901)
Treasury stock, at cost, 1,986 shares at March 31, 2011 and 1,888 shares at December 31, 2010	(13,332)	(13,139)
Accumulated other comprehensive income	2,097	1,365

Total stockholders’ deficit	(101,961)	(129,647)

Total liabilities and stockholders' deficit	$251,717	$260,392

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating Revenues:
Telephony services	$218,230	$224,527
Customer equipment and shipping	1,611	3,424

	219,841	227,951

Operating Expenses:
Direct cost of telephony services (excluding depreciation and amortization of $4,124 and $4,981, respectively)	60,189	62,495
Direct cost of goods sold	11,055	16,647
Selling, general and administrative	58,243	60,787
Marketing	49,404	49,240
Depreciation and amortization	11,066	13,768

	189,957	202,937

Income from operations	29,884	25,014

Other Income (Expense):
Interest income	42	53
Interest expense	(6,602)	(13,211)
Change in fair value of embedded features within notes payable and stock warrant	(950)	835
(Loss) gain on extinguishment of notes	(593)	1,038
Other (expense) income, net	(2)	103

	(8,105)	(11,182)

Income before income tax (expense) benefit	21,779	13,832

Income tax (expense) benefit	(666)	136

Net Income	$21,113	$13,968

Net Income per common share:
Basic	$0.10	$0.07

Diluted	$0.09	$0.06

Weighted-average common shares outstanding:
Basic	222,162	201,324

Diluted	240,340	221,947

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net Income	$21,113	$13,968
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization and impairment charges	10,780	13,482
Amortization of intangibles	286	286
Change in fair value of embedded features in notes payable and stock warrant	950	(835)
Loss on extinguishment of notes	593	(1,038)
Amortization of discount on notes	460	1,370
Accrued interest paid in-kind	—	3,920
Allowance for doubtful accounts	(251)	(623)
Allowance for obsolete inventory	79	667
Amortization of debt related costs	350	403
Share-based expense	2,475	1,018
Changes in operating assets and liabilities:
Accounts receivable	(448)	305
Inventory	383	(5,389)
Prepaid expenses and other current assets	(184)	13,803
Deferred customer acquisition costs	1,527	6,702
Other assets	537	(8)
Accounts payable	(2,920)	4,558
Accrued expenses	(14,555)	9,245
Deferred revenue	(1,899)	(8,972)
Other liabilities	(1,819)	(1,614)

Net cash provided by operating activities	17,457	51,248

Cash flows from investing activities:
Capital expenditures	(1,298)	(1,959)
Acquisition and development of software assets	(3,593)	(2,041)
Decrease (increase) in restricted cash	1,047	(27,098)

Net cash used in investing activities	(3,844)	(31,098)

Cash flows from financing activities:
Principal payments on capital lease obligations	(419)	(352)
Principal payments on notes	(15,000)	(326)
Proceeds from exercise of stock options and stock warrant	1,712	30

Net cash used in financing activities	(13,707)	(648)

Effect of exchange rate changes on cash	815	340

Net change in cash and cash equivalents	721	19,842
Cash and cash equivalents, beginning of period	78,934	32,213

Cash and cash equivalents, end of period	$79,655	$52,055

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$5,955	$7,375

Income taxes	$123	$33

Non-cash financing transactions during the periods for:
Conversion of convertible notes into common stock:
Third lien convertible notes, net of discount and debt related costs	$—	$2,406

Embedded conversion option within third lien convertible notes	$—	$13,394

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2010	$223	$1,053,805	$(1,171,901)	$(13,139)	$1,365	$(129,647)
Stock option exercises	2	1,412				1,414
Share-based expense		2,475				2,475
Share-based award activity				(193)		(193)
Warrant exercise		2,145				2,145
Comprehensive income:
Foreign currency translation adjustment					732	732
Net Income			21,113			21,113

Total comprehensive income	—	—	21,113	—	732	21,845

Balance at March 31, 2011	$225	$1,059,837	$(1,150,788)	$(13,332)	$2,097	$(101,961)

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 1. Basis of Presentation and Significant Accounting Policies

Nature of Operations

Vonage Holdings Corp. (“Vonage”, “Company”, “we”, “our”, “us”) is incorporated as a Delaware corporation. We are a leading provider of low-cost communications services connecting people through broadband devices worldwide. While customers in the United States represented 94% of our subscriber lines at March 31, 2011, we also bill customers in Canada and the United Kingdom.

Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations, cash flows and statement of stockholders’ deficit for the periods presented. The results for the three month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 17, 2011.

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

On an ongoing basis, we evaluate our estimates, including the following:

•	those related to the average period of service to a customer (the “customer life”) used to amortize deferred revenue and deferred customer acquisition costs associated with customer activation;

•	the useful lives of property and equipment, software costs, and intangible assets;

•

assumptions used for the purpose of determining share-based compensation and the fair value of our prior stock warrant using the Black-Scholes option pricing model (“Model”), and various other assumptions that we believe to be reasonable. The key inputs for this Model are our stock price at valuation date, exercise price, the dividend yield, risk-free interest rate, life in years, and historical volatility of our common stock;

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

Revenue Recognition

The point in time at which revenues are recognized is determined in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, and Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition.

At the time a customer signs up for our telephony services, there are the following deliverables:

•	Providing equipment to the customer that enables our telephony services and
•	Providing telephony services.

The equipment is provided free of charge to our customers and in most instances there are no fees collected at sign-up. We record the fees collected for shipping the equipment to the customer, if any, as shipping and handling revenue at the time of shipment.

A further description of our revenues is as follows:

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

We also generate revenue by charging a fee for activating service but from time to time we may forgo collecting this fee. For example, since May 2009 we have waived activation fees for almost all new customers. In these instances when no activation fee is being collected, no customer acquisition costs are deferred. Customer activation fees when collected, along with the related incremental direct customer acquisition amounts for customer equipment in the direct channel and for rebates and retailer commissions in the retail channel, up to but not exceeding the activation fee, are deferred and amortized over the estimated average customer life. The amortization of deferred customer equipment is recorded to direct cost of goods sold. The amortization of deferred rebates is recorded as a reduction of telephony services revenues. The amortization of deferred retailer commissions is recorded as marketing expense. We estimate customer life by analyzing historical trends and applying those trends to future periods. This customer life is solely used to amortize deferred activation fees collected, along with the related incremental customer acquisition costs. The customer life was 38 months for 2010 and remains at 38 months for 2011 based on consistent historical trends.

In the United States, we charge regulatory, compliance, E-911, and intellectual property-related fees on a monthly basis to defray costs and to cover taxes that we are charged by the suppliers of telecommunications services. In addition, we charge customers Federal Universal Service Fund (“USF”) fees. We recognize revenue on a gross basis for USF and related fees. We record these fees as revenue when billed. All other taxes are recorded on a net basis.

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

Certain Risks and Concentrations

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents and accounts receivable. They are subject to fluctuations in both market value and yield based upon changes in market conditions, including interest rates, liquidity, general economic conditions, and conditions specific to the issuers. Accounts receivable are typically unsecured and are derived from revenues earned from customers primarily located in the United States. A portion of our accounts receivable represents the timing difference between when a customer’s credit card is billed and the subsequent settlement of that transaction with our credit card processors. This timing difference is generally three days for substantially all of our credit card receivables. We have never experienced any accounts receivable write-offs due to this timing difference. In addition, we collect subscription fees in advance, which minimizes our accounts receivable and bad debt exposure. If a customer’s credit card, debit card or ECP is declined, we generally suspend international calling capabilities as well as their ability to incur domestic usage charges in excess of their plan minutes. If the customer’s credit card, debit card or ECP could not be successfully processed during three billing cycles (i.e., the current and two subsequent monthly billing cycles), we terminate the account. In addition, we automatically charge any per minute fees to our customers’ credit card, debit card or ECP monthly in arrears. To further mitigate our bad debt exposure, a customer’s credit card, debit card or ECP will be charged in advance of their monthly billing if their international calling or overage charges exceed a certain dollar threshold.

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

Our network equipment and computer hardware, which consists of routers, gateways, and servers that enable our telephony services, is subject to technological risks and rapid market changes due to new products and services and changing customer demand. These changes may result in future adjustments to the estimated useful lives or the carrying value of these assets, or both.

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

Derivatives

We do not hold or issue derivative instruments for trading purposes. However, in accordance with FASB ASC 815, “Derivatives and Hedging” (“FASB ASC 815”), we review our contractual obligations to determine whether there are terms that possess the characteristics of derivative financial instruments that must be accounted for separately from the financial instrument in which they are embedded. Based upon this review, we are required to value the following features separately for accounting purposes:

•

certain features within a common stock warrant to purchase 514 shares of common stock at an exercise price of $0.58 that was exercised in the first quarter of 2011 because the number of shares to be received by the holder could change under certain conditions;

•	certain features within our prior Convertible Notes because the number of shares to be received by the holder could have changed under certain conditions; and

•

the make-whole premium provisions within our prior First Lien Senior Facility and our Second Lien Senior Facility because upon prepayment under certain circumstances we may have been required to settle the debt for more than its face amount.

We recognized these features as liabilities in our consolidated balance sheet at fair value each period and recognized any change in the fair value in our statement of operations in the period of change. We estimated the fair value of these liabilities using available market information and appropriate valuation methodologies.

Foreign Currency

Generally, the functional currency of our non-United States subsidiaries is the local currency. The financial statements of these subsidiaries are translated to United States dollars using month-end rates of exchange for assets and liabilities, and average rates of

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

exchange for revenues, costs, and expenses. Translation gains and losses are deferred and recorded in accumulated other comprehensive income as a component of stockholders’ equity.

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

Level 1:	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2:	Observable prices that are based on inputs not quoted on active markets but corroborated by market data. Our common stock warrant with a value of $0 as of March 31, 2011 and $897 as of December 31, 2010 was included as a Level 2 liability.

Level 3:	Unobservable inputs when there is little or no market data available, thereby requiring an entity to develop its own assumptions. The fair value hierarchy gives the lowest priority to Level 3 inputs. The embedded derivative within our Convertible Notes with a value of $10,860 as of March 31, 2010 was included as a Level 3 liability. In addition, the make-whole premium provisions within our prior First Lien Senior Facility and our Second Lien Senior Facility with a nominal value as March 31, 2010 were included as Level 3 liabilities.

The following table sets forth a summary of changes in the fair value of our Level 3 liabilities for the three months ended March 31, 2010:

Liabilities:	Three Months Ended March 31, 2010
Beginning balance	$25,050
Increase in value for notes converted	(220)
Fair value adjustment for notes converted	(13,394)
Total unrealized loss in earnings	$(576)

Ending balance	$10,860

Fair Value of Other Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, approximate fair value because of their short maturities. The carrying amounts of our capital leases approximate fair value of these obligations based upon management’s best estimates of interest rates that would be available for similar debt obligations at March 31, 2011 and December 31, 2010. We believe the fair value of our debt at March 31, 2011 was approximately the same as its carrying amount as market conditions, including available interest rates, credit spread relative to our credit rating, and illiquidity, remain relatively unchanged from the issuance date of our debt on December 14, 2010.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Earnings per Share

Net income (loss) per share has been computed according to FASB ASC 260, “Earnings per Share”, which requires a dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS represents net income (loss) divided by the weighted average number of common shares outstanding during a reporting period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, including warrants, stock options, and restricted stock units under our 2001 Stock Incentive Plan and 2006 Incentive Plan, and the Convertible Notes, were exercised or converted into common stock. The dilutive effect of outstanding warrants, stock options, and restricted stock units is reflected in diluted earnings per share by application of the treasury stock method. In applying the treasury stock method for stock-based compensation arrangements, the assumed proceeds are computed as the sum of the amount the employee must pay upon exercise and the amounts of average unrecognized compensation cost attributed to future services. The dilutive effect of the Convertible Notes is reflected in diluted earnings per share using the if-converted method.

The following table sets forth the computation for basic and diluted net income per share for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010
Numerator
Numerator for basic earnings per share-net income	$21,113	$13,968
Add: interest savings on assumed conversion of Convertible Notes	—	394
Less: gain on extinguishment of debt	—	(1,038)
Less: change in fair value of embedded features within notes payable and stock warrant	—	(835)

Numerator for diluted earnings per share	$21,113	$12,489

Denominator
Basic weighted average common shares outstanding	222,162	201,324
Dilutive effect of stock options and restricted stock units	18,178	2,000
Dilutive effect of stock warrant	—	315
Dilutive effect of Convertible Notes	—	18,308

Diluted weighted average common shares outstanding	240,340	221,947

Basic net income per share
Basic net income per share	$0.10	$0.07

Diluted net income per share
Diluted net income per share	$0.09	$0.06

For the quarters ended March 31, 2011 and 2010, the following were excluded from the calculation of diluted earnings per common share because of their anti-dilutive effects:

	Three Months Ended March 31,
	2011	2010
Common stock warrant	256	—
Restricted stock units	87	1,178
Employee stock options	17,589	26,867

	17,932	28,045

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive items. Other comprehensive items include foreign currency translation adjustments and unrealized gains (losses) on available for sale investments. Assets and liabilities of foreign operations are translated at the period-end exchange rate and revenue and expense amounts are translated at the average rates of exchange prevailing during the period and represents the balance in accumulated other comprehensive income (loss).

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

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 (“ASU 2009-13”) “Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force (“EITF”). This ASU provides amendments to the criteria in FASB ASC 605-25 for separating consideration in multiple-deliverable arrangements. ASU 2009-13 changes existing rules regarding recognition of revenue in multiple deliverable arrangements and expands ongoing disclosures about the significant judgments used in applying its guidance. It was effective for revenue arrangements entered into or materially modified in the fiscal year beginning on or after June 15, 2010. The adoption of ASU 2009-13 did not have an impact on our financial statements.

Reclassifications

Certain reclassifications have been made to prior years’ financial statements in order to conform to the current year’s presentation. The reclassifications had no impact on net earnings previously reported.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 2. Supplemental Balance Sheet Account Information

Prepaid expenses and other current assets

	March 31, 2011	December 31, 2010
Nontrade receivables	$6,478	$6,526
Services	6,972	5,955
Telecommunications	2,256	2,792
Insurance	360	960
Marketing	985	603
Other prepaids	374	395

Prepaid expenses and other current assets	$17,425	$17,231

Property and equipment, net

	March 31, 2011	December 31, 2010
Building (under capital lease)	$25,709	$25,709
Network equipment and computer hardware	131,241	131,263
Leasehold improvements	42,489	42,078
Furniture	9,303	9,721
Vehicles	258	260

	209,000	209,031
Less: accumulated depreciation and amortization	(134,869)	(129,981)

Property and equipment, net	$74,131	$79,050

Software, net

	March 31, 2011	December 31, 2010
Purchased	$59,054	$55,808
Licensed	909	909
Internally developed	37,696	37,696

	97,659	94,413
Less: accumulated amortization	(63,107)	(58,897)

Software, net	$34,552	$35,516

Debt related costs, net

	March 31, 2011	December 31, 2010
Senior secured term loan	$5,430	$5,430
Senior secured lien notes	—	12,271

	5,430	17,701
Less: accumulated amortization	(666)	(4,588)
accelerated amortization	—	(7,741)

Debt related costs, net	$4,764	$5,372

Intangible assets, net

	March 31, 2011	December 31, 2010
Patents and patent licenses	$12,018	$12,018
Trademark	560	560

	12,578	12,578
Less: accumulated amortization	(8,678)	(8,392)

Intangible assets, net	$3,900	$4,186

Restricted cash

	March 31, 2011	December 31, 2010
Letter of credit-lease deposits	$6,300	$7,350
Letter of credit-energy curtailment program	536	535

	6,836	7,885
Cash reserves	98	93

Restricted cash	$6,934	$7,978

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Accrued expenses

	March 31, 2011	December 31, 2010
Compensation and related taxes and temporary labor	$11,067	$19,709
Marketing	16,663	18,886
Taxes and fees	18,409	15,973
Litigation	7,172	11,717
Telecommunications	10,052	10,636
Other accruals	5,611	6,295
Customer credits	2,318	2,138
Professional fees	2,259	1,864
Accrued interest	810	975
Inventory	487	957
Credit card fees	267	257

Accrued expenses	$75,115	$89,407

Note 3. Supplemental Income Statement Account Information

Amounts included in telephony services revenue

	Three Months Ended March 31,
	2011	2010
USF fees	$17,860	$17,910
Disconnect fee	$792	$3,299
Initial activation fees	$1,985	$7,453

Amounts included in customer equipment and shipping revenue

	Three Months Ended March 31,
	2011	2010
Equipment recovery fee	$984	$2,606
Shipping and handling fee	$494	$338

Amount included in direct cost of telephony services

	Three Months Ended March 31,
	2011	2010
USF costs	$17,860	$17,910

Amount included in direct cost of goods sold

	Three Months Ended March 31,
	2011	2010
Shipping and handling cost	$2,061	$2,331

Amount included in marketing

	Three Months Ended March 31,
	2011	2010
Advertising costs	$31,524	$34,516

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Depreciation and amortization expense

	Three Months Ended March 31,
	2011	2010
Network equipment and computer hardware	$4,491	$5,480
Software	4,557	5,850
Capital leases	550	549
Other leasehold improvements	1,009	912
Furniture	103	490
Vehicles	5	1
Patents	286	286

	11,001	13,568
Property and equipment impairments	65	97
Software impairments	—	103

Depreciation and amortization expense	$11,066	$13,768

Amount included in interest expense

	Three Months Ended March 31,
	2011	2010
Debt related costs amortization	$350	$403

Amount included in other income (expense), net

	Three Months Ended March 31,
	2011	2010
Net (losses) gains resulting from foreign exchange transactions	$(3)	$103

Note 4. Long-Term Debt

A schedule of long-term debt at March 31, 2011 and December 31, 2010 is as follows:

	March 31, 2011	December 31, 2010
9.75% Credit Facility—due 2015, net of discount	$168,799	$173,004

At March 31, 2011, future payments under long-term debt obligations over each of the next five years and thereafter are as follows:

Credit Facility
2011	$5,000
2012	20,000
2013	20,000
2014	20,000
2015	120,000

Minimum future payments of principal	185,000
Less: unamortized discount	6,201
Less: current portion	10,000

Long-term portion	$168,799

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

In accordance with FASB ASC 470 “Debt Modification and Extinguishment”, substantially all of the repayment of the Prior Financing was treated as an extinguishment of notes resulting in a loss on early extinguishment of notes of $26,531. For the portion of the repayment of the Prior Financing treated as a debt modification, we carried forward $1,072 of unamortized discount, which will be amortized to interest expense over the life of the debt using the effective interest method in addition to the $6,000 of original issue discount in connection with the Credit Facility. The amortization for the three months ended March 31, 2011 was $795, including acceleration of $335, and the accumulated amortization as of March 31, 2011 and December 31, 2010 was $871 and $76, respectively.

Credit Facility Terms

The following description summarizes the material terms of the Credit Facility:

The loans under the Credit Facility mature in December 2015. The loans under the Credit Facility were issued at an original issuance discount of $6,000. Principal amounts under the Credit Facility are repayable in quarterly installments of approximately $5,000 per quarter, with the balance due in December 2015.

Amounts under the Credit Facility, at our option, will bear interest at:

•

the greater of 1.75% or LIBOR plus, in either case, an applicable margin equal to 8.00%, payable on the last day of each relevant interest period or, if the interest period is longer than three months, each day that is three months after the first day of the interest period, or

•

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

We may prepay the Credit Facility at our option at any time without premium or penalty and, if prepaid within the first year with proceeds of indebtedness, a prepayment fee of 1.00% of the amount repaid. The Credit Facility is subject to mandatory prepayments in amounts equal to:

•

100% of the net cash proceeds from any non-ordinary course sale or other disposition of our property and assets for consideration in excess of a certain amount subject to customary reinvestment provisions and certain other exceptions;

•	100% of the net cash proceeds from issuance or incurrence of additional debt of us or any of our subsidiaries other than certain permitted indebtedness; and

•	75% (with a step down to 50% based upon achievement of a total leverage ratio of 1.00:1.00) of our annual excess cash flow.

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

The Credit Facility includes customary representations and warranties and affirmative covenants of the borrowers. In addition, the Credit Facility contains customary negative covenants, including, among other things, restrictions on the borrowers’ and the guarantors’ ability to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, consummate acquisitions, make investments, and pay dividends and other distributions. We must also comply with the following financial covenants:

•	a consolidated leverage ratio of no greater than: 2.25 to 1.00 as of the end of each fiscal quarter ending on or prior to

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

•

a consolidated interest coverage ratio of no less than: 3.00 to 1.00 as of the end of each fiscal quarter ending on or prior to June 30, 2013 and 3.50 to 1.00 as of the end of each fiscal quarter thereafter; and

•

maximum capital expenditures not to exceed $55,000 during any fiscal year, provided that the unused amount of any permitted capital expenditures in any fiscal year may be carried forward to the next following fiscal year.

The Credit Facility contains customary events of default that may permit acceleration of the debt under the Credit Facility. During the continuance of a payment or bankruptcy event of default, or upon any other event of default upon request of lenders holding advances representing more than 50% of the aggregate principal amount of advances outstanding under the Credit Facility, interest will accrue at a default interest rate of 2% above the interest rate which would otherwise be applicable.

Prepayments. On March 30, 2011, we made a $10,000 payment, which was designated to cover the June 30, 2011 and September 30, 2011 mandatory repayments. A loss on extinguishment of $593, representing acceleration of unamortized debt discount and debt related costs of $335 and $258, respectively, was recorded in the three-month period ended March 31, 2011 as a result of the prepayment. On April 15, 2011, we made an additional $10,000 payment, which was designated to cover the December 31, 2011 mandatory repayment and the 2011 annual excess cash flow payment, if any. A loss on extinguishment, representing acceleration of unamortized debt discount and debt related costs of approximately $600, will be recorded in the three-month period ending June 30, 2011 as a result of the prepayment.

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

Note 5. Common Stock

Common Stock Warrant

On April 17, 2002, Vonage’s principal stockholder and Chairman received a warrant to purchase 514 shares of Common Stock at an exercise price of $0.70 per share that expires on June 20, 2012. As a result of the issuance of our Convertible Notes, the exercise price was reduced to $0.58. At the time the warrant was exercised during the first quarter of 2011, we determined that the aggregate fair value of the warrant was $1,847, which was an increase in value of $950 from the fair value of the warrant as of December 31, 2010. This change in fair value was recorded as expense within other income (expense), net for the three-month period ended March 31, 2011. The aggregate fair value of the warrant was reclassified to additional paid-in capital at the time of exercise. In addition, we received proceeds of $298 in connection with the exercise of the warrant.

Note 6. Commitments and Contingencies

Litigation

Consumer Class Action Litigations. We were named in several purported class actions venued in California, New Jersey, and Washington alleging a wide variety of deficiencies with respect to our business practices and marketing disclosures.

These class actions, on behalf of both nationwide and state classes, generally alleged that we delayed and/or refused to allow consumers to cancel their Vonage service; failed to disclose procedural impediments to cancellation; failed to adequately disclose that their 30 or 60-day money back guarantee did not give consumers 30 to 60 days to try out our services; suppressed and concealed the true nature of our services and disseminated false advertising about the quality, nature and terms of our services; imposed an unlawful early termination fee; and invoked unconscionable provisions of our Terms of Service to the detriment of customers. On May 11, 2007, plaintiffs in one action petitioned the Judicial Panel on Multidistrict Litigation (the “Panel”) seeking transfer and consolidation of the pending actions to a single court for coordinated pretrial proceedings. In an Order dated August 15, 2007, the Panel transferred the pending actions to the United States Court for the District of New Jersey, captioned In re Vonage Marketing and Sales Practices Litigation, MDL No. 1862, Master Docket No. 07-CV-3906 (USDC, D.N.J.). On October 1, 2007, counsel for one group of plaintiffs

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

moved before the Court for Consolidation and Appointment of Co-Lead Counsel of the actions, and requested time to file an Amended Consolidated Complaint. On November 6, 2008, the Court entered an Order Granting Consolidation and Appointment of Co-Lead Counsel, and ordered that a consolidated Complaint be filed within 45 days, which Complaint was filed on December 19, 2008 (the “Class Action”). On February 6, 2009, we filed a Motion to Compel Arbitration. On September 1, 2009, the Court denied without prejudice the Motion to Compel Arbitration. On December 2, 2009, we filed a Renewed Motion to Compel Arbitration. Briefing on the motion was completed in February 2010. The parties engaged in limited discovery. On July 8, 2010, the Court requested that the parties submit supplemental letters to the Court on or before July 30, 2010, addressing the relevance of recent decisions by the United States Supreme Court and the United States Court of Appeals for the 3rd Circuit regarding arbitration provisions and the parties filed those submissions.

On September 23, 2010, the parties reached a proposed settlement that includes a release and dismissal with prejudice of all consumer claims against us alleged in the Class Action and will provide a settlement benefit of $4,750 into a common fund for the benefit of class members. The common fund will include all awarded fees, costs, and expenses (including attorneys’ fees and costs), certain costs to provide notice of settlement, administrative expenses, and incentive awards, if any, with the remainder of the common fund to be distributed to members of the class pursuant to a plan of allocation among class members. On September 28, 2010, the Court entered a Joint Stipulation staying the proceedings and terminating the pending Renewed Motion to Compel Arbitration. On December 23, 2010, the parties filed the proposed settlement agreement with the Court. On January 3, 2011, the Court granted preliminary approval of the settlement and set a schedule whereby notice of the proposed settlement, the final hearing date and other interim deadlines is to be provided to potentially eligible plaintiffs. A final hearing on the settlement is scheduled for May 12, 2011. At that hearing, the Court will determine whether to grant final approval of the settlement and hear any objections to the proposed settlement, requests for exclusion/opt-out of the settlement, application by class legal counsel for attorneys’ fees, costs and expenses, and application for incentive awards to the named plaintiffs.

We previously recorded a reserve of $4,750 to reflect the proposed settlement. This amount was paid into an escrow account in January 2011. Of this amount, $2,750 was recorded for the three months ended September 30, 2010; with $1,500 and $750 recorded as a reduction to customer equipment and shipping and telephony services revenue, respectively, and $500 recorded as selling, general and administrative expense in the consolidated statement of operations. The remaining $2,000 was recorded as selling, general and administrative expense in the consolidated statement of operations for the three months ended March 31, 2010.

IP Matters

Alcatel-Lucent. On November 4, 2008, we received a letter from Alcatel-Lucent initiating an opportunity for us to obtain a non-exclusive patent license to certain of its patents that may be relevant to our business. We are currently analyzing the applicability of such patents to our business, as well as additional patents subsequently identified by Alcatel-Lucent, and we have met with Alcatel-Lucent on a number of occasions to discuss this licensing opportunity. If we determine that these patents are applicable to our business and valid, we may incur expense in licensing them. If we determine that these patents are not applicable to our business or invalid, we may incur expense and damages if there is litigation.

Ceres Communications Technologies LLC. On October 6, 2010, Ceres Communications Technologies LLC (“Ceres”) filed a lawsuit against Vonage Holdings Corp. and its subsidiaries Vonage America Inc. and Vonage Marketing LLC in the United States District Court for the District of Delaware alleging that Vonage’s products and services are covered by United States Patent No. 5,774,526 (the “‘526 patent”), entitled “Reconfigurable On-Demand Telephone and Data Line System.” The suit also named numerous other defendants, including AT&T, Inc., Cablevision Systems Corporation, Comcast Corporation, Cox Communications Inc., Skype Global S.a.r.l, Skype Inc., Time Warner Cable, and Verizon Communications Inc. On November 16, 2010, we filed our Answer to the Complaint, and a Motion to Dismiss certain of plaintiff’s allegations. On December 3, 2010, Ceres filed its First Amendment Complaint omitting its prior claims for induced, contributory and willful infringement. We filed our Answer and Counterclaim on December 20, 2010. Ceres filed its Reply to our Counterclaim on January 6, 2011. A case scheduling conference is scheduled for June 9, 2011. Discovery has not yet begun.

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

Bear Creek Technologies, Inc. On February 22, 2011, Bear Creek Technologies, Inc. (“Bear Creek”) filed a lawsuit against Vonage Holdings Corp., Vonage America, Inc., and Vonage Marketing LLC in the United States District Court for the Eastern District of Virginia (Norfolk Division) alleging that Vonage’s products and services are covered by United States Patent No. 7,899,722 (the “‘722 patent”), entitled “System for Interconnecting Standard Telephony Communications Equipment to Internet Protocol Networks.”

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

The suit also named numerous other defendants, including Verizon Communications, Inc., Comcast Corporation, Time-Warner Cable, Inc., AT&T, Inc., T-Mobile USA Inc., Cox Communications, Inc., 8x8, Inc., Cablevisions Systems Corp., and Qwest Communications Int’l, Inc. On April 26, 2011, Bear Creek amended its complaint adding several defendants, dropping Vonage Communications (a non-existent entity) from the suit, and adding allegations of induced infringement and willful infringement. Vonage’s Answer to the Amended Complaint is due May 13, 2011. We are currently reviewing the validity of the ‘722 patent and its applicability, if any, to our products and services.

From time to time, in addition to those identified above, we are subject to legal proceedings, claims, investigations, and proceedings in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment, and other matters. From time to time we receive letters from third parties initiating an opportunity for us to obtain patent licenses that might be relevant to our business. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss or range of loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Other than as set forth above, no additional reserves were recorded in the three months ended March 31, 2011. Litigation is inherently unpredictable. We believe that we have valid defenses with respect to the legal matters pending against us and are vigorously defending these matters. Given the uncertainty surrounding litigation and our inability to assess the likelihood of a favorable or unfavorable outcome in the above noted matters, it is possible that the resolution of one or more of these matters could have a material adverse effect on our consolidated financial position, cash flows or results of operations.

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

Federal—Net Neutrality

Clear and enforceable net neutrality rules would make it more difficult for broadband Internet service providers to block or discriminate against Vonage service. Also explicitly applying net neutrality rules to wireless broadband Internet service could create greater opportunities for VoIP applications that run on wireless broadband Internet service. In October 2009, the FCC proposed the adoption of enforceable net neutrality rules for both wired and wireless broadband Internet service providers. The proposed rules would prohibit wired and wireless broadband Internet service providers from blocking or hindering lawful content, applications, or services and from unreasonably discriminating when transmitting lawful network traffic. In addition, broadband Internet service providers would have to publicly disclose certain information about their network management practices. In December 2010, the FCC adopted enforceable net neutrality rules based on its October 2009 proposal. All of the proposed rules in the October 2009 proposal

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

apply to wired broadband Internet providers. The FCC applied some but not all of the proposed rules to wireless broadband service. Wireless broadband Internet services providers are prohibited from blocking or hindering voice or video applications that compete with the broadband Internet service provider’s voice or video services. Wireless providers are also subject to transparency requirements, but they are not subject to the prohibition on unreasonable discrimination that applies to wired broadband Internet services providers. Several broadband Internet service providers have filed appeals of the FCC’s new rules in the D.C. Circuit Court alleging that the FCC lacks authority to apply its rules to broadband Internet service providers. While the D.C. Circuit dismissed these particular appeals because they were premature, the FCC’s rules will be subject to appeal when the rules are published in the Federal Register.

Federal—Intercarrier Compensation

On February 9, 2011, the FCC released a Notice of Proposed Rulemaking (“NPRM”) on reforming universal service and the intercarrier compensation system that governs payments between telecommunications carriers primarily for terminating traffic. In particular, the FCC indicated that it has never determined the intercarrier compensation obligations for VoIP service and sought comment on a number of proposals for how VoIP should be treated in the intercarrier compensation system. The FCC’s adoption of an intercarrier compensation proposal may impact Vonage’s costs for telecommunications services used to terminate calls to and receive calls from the public switched telecommunications network.

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

Stand-by Letters of Credit

We have stand-by letters of credit totaling $6,836 as of March 31, 2011 and $7,885 December 31, 2010, respectively.

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

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Vendor Commitments

We have engaged a vendor to assist with local number portability, which allows customers to keep their existing phone number when switching to our service. We have committed to pay this vendor a minimum of $2,424 in 2011 and $2,125 in 2012 and 2013, respectively. We have an option to terminate this contract. Our minimum commitment will then be the minimum committed amount less amounts previously paid if we terminate.

We have engaged a vendor to provide E-911 services to our customers. We have committed to pay this vendor a minimum of approximately $2,200, $3,200, and $3,000 in 2011, 2012, and 2013, respectively. We have an option to terminate this contract. Our minimum commitment will be approximately $3,000, $2,000, and $500 if we terminate in 2011, 2012, and 2013, respectively.

State and Municipal Taxes

In accordance with generally accepted accounting principles, we make a provision for a liability for taxes when it is both probable that a liability has been incurred and the amount of the loss or range of loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. For a period of time, we did not collect or remit state or municipal taxes (such as sales, excise, utility, use, and ad valorem taxes), fees or surcharges (“Taxes”) on the charges to our customers for our services, except that we historically complied with the New Jersey sales tax. We have received inquiries or demands from a number of state and municipal taxing and 911 agencies seeking payment of Taxes that are applied to or collected from customers of providers of traditional public switched telephone network services. Although we have consistently maintained that these Taxes do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations, a number of states have changed their statutes to expressly include VoIP and we are now collecting and remitting sales taxes in those states. In addition, many states address how VoIP providers should contribute to support public safety agencies, and in those states we remit fees to the appropriate state agencies. We could also be contacted by state or municipal taxing and 911 agencies regarding Taxes that do explicitly apply to VoIP and these agencies could seek retroactive payment of Taxes. As such, we have a reserve of $2,812 as of March 31, 2011 as our best estimate of the potential tax exposure for any retroactive assessment. We believe the maximum estimated exposure for retroactive assessments is approximately $7,300 as of March 31, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our consolidated financial statements and the related notes included elsewhere in this Form 10-Q and our audited financial statements included in our Annual Report on Form 10-K. This discussion contains forward-looking statements. These forward-looking statements are based on information available at the time the statements are made and/or management’s belief as of that time with respect to future events and involve risks and uncertainties that could cause actual results and outcomes to be materially different. Important factors that could cause such differences include but are not limited to: the competition we face; our ability to adapt to rapid changes in the market for voice and messaging services; our ability to retain customers and attract new customers; results of pending litigation and intellectual property and other litigation that may be brought against us; failure to protect our trademarks and internally developed software; our ability to obtain or maintain relevant intellectual property licenses; our dependence on third party facilities, equipment, systems and services; system disruptions or flaws in our technology; fraudulent use of our name or services; our ability to maintain data security; results of regulatory inquiries into our business practices; our ability to obtain additional financing if required; restrictions in our debt agreements that may limit our operating flexibility; any reinstatement of holdbacks by our vendors; our dependence on our customers’ existing broadband connections; uncertainties relating to regulation of VoIP services; increased governmental regulation, currency restrictions, and other restraints and burdensome taxes and risks incident to foreign operations; differences between our service and traditional phone services, including our 911 service; our dependence upon key personnel; our history of net losses and ability to achieve consistent profitability in the future and other factors that are set forth in the “Risk Factors” in our Annual Report on Form 10-K, in our Quarterly Reports on Form 10-Q and in our Current Reports on Form 8-K. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, and therefore, you should not rely on these forward-looking statements as representing our views as of any date subsequent to the date this Form 10-Q is filed with the Securities and Exchange Commission.

Financial Information Presentation

For the financial information discussed in this Quarterly Report on Form 10-Q, other than per share and per line amounts, dollar amounts are presented in thousands, except where noted. All trademarks are the property of their owners.

Overview

We are a leading provider of low-cost communications services connecting individuals through broadband devices worldwide. We rely heavily on our network, which is a flexible, scalable Session Initiation Protocol (SIP) based Voice over Internet Protocol, or VoIP, network that rides on top of the Internet. This platform enables a user via a single “identity,” either a number or user name, to access and utilize services and features regardless of how they are connected to the Internet, including over 3G, 4G, Cable, or DSL broadband networks. This technology enables us to offer attractively priced services that provide our customers with access to Vonage voice, messaging, and features, regardless of location, device, or their form of Internet access.

Our customers include both domestic callers and international long distance callers, which we classify as callers that make 20 or more minutes of international long distance calls per month within their plan. Our primary product offering is Vonage World, a residential plan with unlimited calling domestically and to more than 60 countries, including India, Mexico, and China, for a flat monthly rate. We believe the value and convenience provided by our Vonage World offer is particularly attractive to international long distance callers compared to offers by traditional telephone services, wireless providers, and calling card-based or PC-only services. To increase the visibility of our Vonage World offer to international callers, we have shifted an increasing portion of our marketing budget from broad national advertising as we target attractive segments of the international long distance market. We also began offering an end-to-end Spanish language experience in September 2010 and subsequently added telesales and customer care centers in Costa Rica and Chile to support these efforts. We introduced our first mobile offering in late 2009, an outbound long distance calling application, and Vonage Mobile for Facebook in August 2010, enabling inbound and outbound calling to a user’s Facebook friends. We anticipate leveraging our technology to offer additional applications for mobile and other connected devices to address existing markets.

We serviced approximately 2.4 million subscriber lines as of March 31, 2011. Subscribers can sign-up through our direct sales channel, as represented by web-sites and toll free numbers, or purchase devices at our regional and national retailers, including Walmart and Fry’s Electronics. Our primary source of revenue is subscription fees that we charge customers for our service plans, primarily on a monthly basis. We also generate revenue from call usage that is not included in customers’ service plans and for additional features that customers add to their service plans. We bill customers in the United States, Canada, and the United Kingdom. Customers in the United States represented 94% of our subscriber lines at March 31, 2011.

Trends in Our Industry and Key Operating Data A number of trends in our industry have a significant effect on our results of operations and are important to an understanding of our financial statements. The table below includes key operating data that our management uses to measure the growth and operating performance of our business:

	Three Months Ended March 31,
	2011	2010
Gross subscriber line additions	175,388	154,718
Change in net subscriber lines	3,345	(25,779)
Subscriber lines (at period end)	2,408,228	2,409,117
Average monthly customer churn	2.5%	2.6%
Average monthly revenue per line	$30.45	$31.37
Average monthly telephony services revenue per line	$30.23	$30.90
Average monthly direct cost of telephony services per line	$8.34	$8.60
Marketing costs per gross subscriber line addition	$281.68	$318.26
Employees (excluding temporary help) (at period end)	1,126	1,207

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

Subscriber lines. Our subscriber lines include, as of a particular date, all subscriber lines from which a customer can make an outbound telephone call on that date. Our subscriber lines include fax lines and soft phones but do not include our virtual phone numbers or toll free numbers, which only allow inbound telephone calls to customers. Subscriber lines decreased slightly from 2,409,117 as of March 31, 2010 to 2,408,228 as of March 31, 2011. In the first quarter of 2011, we added 175,388 subscriber lines. We believe that the decrease in our subscriber lines from the prior year was primarily due to increasing wireless substitution and other competition, particularly from cable companies. The increase in net subscriber lines in the first quarter compared to the prior year was primarily due to further penetration of international calling markets and stable churn. Although there are factors that are likely to negatively impact growth of gross subscriber lines in the second quarter of 2011, we continue to expect more gross subscriber lines in 2011 compared to 2010 and positive net subscriber lines in 2011.

Average monthly customer churn. Average monthly customer churn for a particular period is calculated by dividing the number of customers that terminated during that period by the simple average number of customers during the period, and dividing the result by the number of months in the period. The simple average number of customers during the period is the number of customers on the first day of the period, plus the number of customers on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first 30 days after activation. Our average monthly customer churn decreased to 2.5% for the months ended March 31, 2011 compared to 2.6% for the three months ended

March 31, 2010. We believe the reduction in churn was due to the lower churn profile of certain international calling segments and improvements in the customer’s experience. We monitor churn on a daily basis and use it as an indicator of the level of customer satisfaction. Other companies may calculate churn differently, and their churn data may not be directly comparable to ours. Customers who have been with us for a year or more tend to have a lower churn rate than customers who have not. Our churn will fluctuate over time due to economic conditions, competitive pressures including wireless substitution, marketplace perception of our services, and our ability to provide high quality customer care and network quality and add future innovative products and services.

Average monthly revenue per line. Average monthly revenue per line for a particular period is calculated by dividing our total revenue for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. The simple average number of subscriber lines for the period is the number of subscriber lines on the first day of the period, plus the number of subscriber lines on the last day of the period, divided by two. Our average monthly revenue per line decreased to $30.45 for the three months ended March 31, 2011 compared to $31.37 for the three months ended March 31, 2010. This decrease was primarily due to elimination of the disconnect fee and the equipment recovery fee for new customers beginning in September 2010 and lower activation fees as the historical deferred activation fees are amortized and new activation fees are no longer charged and deferred, partially offset by lower bad debt costs due to improved credit quality of customers.

Average monthly telephony services revenue per line. Average monthly telephony services revenue per line for a particular period is calculated by dividing our total telephony services revenue for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. Our average monthly telephony services revenue per line was $30.23 for the three months ended March 31, 2011 compared with $30.90 for the three months ended March 31, 2010.

Average monthly direct cost of telephony services per line. Average monthly direct cost of telephony services per line for a particular period is calculated by dividing our direct cost of telephony services for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. We use the average monthly direct cost of telephony services per line to evaluate how effective we are at managing our costs of providing service. Our average monthly direct cost of telephony services per line decreased to $8.34 for the three months ended March 31, 2011 compared to $8.60 for the three months ended March 31, 2010, due to more favorable rates negotiated with our service providers, the decrease in our network costs, and the decrease in E-911 costs. These decreases were offset by higher costs from higher international call volume associated with Vonage World. Direct cost of telephony services both overall and on a per line basis is expected to increase in 2011. The drivers of this increase are international calling by our growing base of Vonage World customers and potential regulatory termination charges in certain high volume countries.

Marketing cost per gross subscriber line addition. Marketing cost per gross subscriber line addition is calculated by dividing our marketing expense for a particular period by the number of gross subscriber line additions during the period. Marketing expense does not include the cost of certain customer acquisition activities, such as rebates and promotions, which are accounted for as an offset to revenues, or customer equipment subsidies, which are accounted for as direct cost of goods sold. As a result, it does not represent the full cost to us of obtaining a new customer. Our marketing cost per gross subscriber line addition decreased to $281.68 for the three months ended March 31, 2011 from $318.26 for the three months ended March 31, 2010, due primarily to an increase in gross subscriber line additions compared to the prior year.

Employees. Employees represent the number of personnel that are on our payroll and exclude temporary or outsourced labor.

Regulation. Our business has developed in a relatively lightly regulated environment. The United States and other countries, however, are examining how VoIP services should be regulated. The November 2010 order by the FCC in response to a request by Kansas and Nebraska that permits states to impose state universal service fund obligations on VoIP service, discussed in Note 6 to our financial statements, is an example of efforts by regulators to determine how VoIP service fits into the telecommunications regulatory landscape. In addition to regulatory matters that directly address VoIP, a number of other regulatory initiatives could impact our business. One such regulatory initiative is net neutrality. In December 2010, the FCC adopted a revised set of net neutrality rules for broadband Internet service providers. These rules make it more difficult for broadband Internet service providers to block or discriminate against Vonage service. Several broadband Internet service providers have filed appeals of the FCC’s new rules at the D.C. Circuit Court of Appeals alleging that the FCC lacks authority to apply its rules to broadband Internet service providers. While the D.C. Circuit dismissed these particular appeals because they were premature, the FCC’s rules will be subject to appeal when the rules are published in the Federal Register. See also the discussion under “Regulation” in Note 6 to our financial statements for a discussion of certain other regulatory issues that impact us.

Operating Revenues

Operating revenues consists of telephony services revenue and customer equipment and shipping revenue.

Telephony services revenue. Substantially all of our operating revenues are telephony services revenue. In the United States, we have five residential plans, “Vonage World”, “Residential Premium Unlimited”, “Vonage Pro”, “Basic 500,” and “Vonage Lite”, two mobile plans, “Vonage World Mobile” and “Vonage Mobile Pay per Use” and two small office and home office calling plans, “Small Business Premium Unlimited Minutes” and “Small Business Basic 1500 Minutes”. Each of our unlimited plans other than Vonage World offers unlimited domestic calling as well as unlimited calling to Puerto Rico, Canada, and selected European countries, subject to certain restrictions, and each of our basic plans offers a limited number of domestic calling minutes per month. We also offer international calling plans that are bundled with our Residential Premium Unlimited plan where a customer can make calls to a chosen international region. We offer similar plans in Canada and the United Kingdom. The “Vonage World” plan, now available in the United States and Canada, offers unlimited calling across the United States and Puerto Rico, unlimited international calling to over sixty countries including India, Mexico, and Canada, subject to certain restrictions, and free voicemail to text messages with Vonage Visual Voicemail. Under our basic plans, we charge on a per minute basis when the number of domestic calling minutes included in the plan is exceeded for a particular month. International calls (except for calls to Puerto Rico, Canada and certain European countries under our unlimited plans and a variety of countries under international calling plans and Vonage World) are charged on a per minute basis. These per minute fees are not included in our monthly subscription fees. In October 2009, we launched Vonage Mobile, our first mobile calling application for smart phones. Vonage Mobile is a free downloadable application that provides seamless, low-cost pay-per-use international calling while on Wi-Fi or cellular networks, depending on the device. In December 2009, we began offering Vonage World Mobile using this mobile calling application. Bundle discounts are provided for customers who subscribe to both our residential and mobile Vonage World plans. In September 2010, we launched the Vonage World Canada plan, the first calling plan in Canada to offer unlimited international calls to landlines in over 60 countries for a flat rate.

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

From time to time we have generated revenue by charging a fee for activating service, although we do not currently or expect to charge an activation fee to customers. In these instances when no activation fee is being collected, no customer acquisition costs are deferred. Customer activation fees when collected, along with the related incremental direct customer acquisition amounts for customer equipment in the direct channel and for rebates and retailer commissions in the retail channel, up to but not exceeding the activation fee, are deferred and amortized over the estimated average customer relationship period (“customer life”). The amortization of deferred customer equipment is recorded to direct cost of goods sold. The amortization of deferred rebates is recorded as a reduction of telephony services revenues. The amortization of deferred retailer commissions is recorded as marketing expense. This customer life is solely used to amortize deferred activation fees collected, which we have waived for almost all new customers since May 2009, including those signing up for our Vonage World plan, along with the related incremental customer acquisition costs. Customers signing up for our Vonage World plan currently churn at lower rates than other customers, and therefore appear to have a longer customer life. Because these customers have not paid an activation fee, this does not impact the customer life used in determining the amortization period. The customer life was 38 months for 2010 and will remain at 38 months for 2011 based on consistent historical trends.

In the United States, we charge regulatory, compliance, E-911, and intellectual property-related recovery fees on a monthly basis to defray costs, and to cover taxes that we are charged by the suppliers of telecommunications services. In addition, we recognize revenue on a gross basis for contributions to the Federal Universal Service Fund, or USF, and related fees. All other taxes are recorded on a net basis.

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

Total direct cost of telephony services. Total direct cost of telephony services primarily consists of fees that we pay to third parties on an ongoing basis in order to provide our services. These fees include:

•

Access charges that we pay to other telephone companies to terminate domestic and international calls on the public switched telephone network. These costs represented approximately 48% and 47% of our total direct cost of telephony services for the three months ended March 31, 2011 and 2010, respectively, with a portion of these payments ultimately being made to incumbent telephone companies. When a Vonage subscriber calls another Vonage subscriber, we do not pay an access charge.

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

•	Share-based expense related to share-based awards to employees, directors, and consultants.

•	Outsourced labor related to customer care and retail in-store support activities.

•	Transaction fees paid to credit card, debit card, and ECP companies, which include a per transaction charge in addition to a percent of billings charge.

•	Rent and related expenses.

•	Professional fees for legal, accounting, tax, public relations, lobbying, and development activities.

•	Litigation settlements.

Marketing expense. Marketing expense consists of:

•	Advertising costs, which comprise a majority of our marketing expense and include online, television, direct mail, alternative media, promotions, sponsorships, and inbound and outbound telemarketing.

•	Creative and production costs.

•	The costs to serve and track our online advertising.

•	Certain amounts we pay to retailers for activation commissions.

•	The cost associated with our customer referral program.

Depreciation and amortization expenses. Depreciation and amortization expenses include:

•	Depreciation of our network equipment, furniture and fixtures, and employee computer equipment.

•	Amortization of leasehold improvements and purchased and developed software.

•	Amortization of intangible assets (patents and trademarks).

•	Loss on disposal or impairment of property and equipment.

Other Income (Expense)

Other Income (Expense) consists of:

•	Interest income on cash and cash equivalents.

•	Interest expense on notes payable, patent litigation judgments and settlements and capital leases.

•	Amortization of debt related costs.

•	Accretion of notes.

•	Realized and unrealized gains (losses) on foreign currency.

•	Debt conversion expense relating to the conversion of notes payable to equity.

•	Gain (loss) on extinguishment of notes.

•	Change in fair value of embedded features within notes payable and stock warrant.

•	Life insurance proceeds.

Results of Operations

The following table sets forth, as a percentage of consolidated operating revenues, our consolidated statement of operations for the periods indicated:

	Three Months Ended March 31,
	2011	2010
Operating Revenues:
Telephony services	99%	98%
Customer equipment and shipping	1	2

	100	100

Operating Expenses:
Direct cost of telephony services (excluding depreciation and amortization)	27	27
Direct cost of goods sold	5	7
Selling, general and administrative	27	27
Marketing	22	22
Depreciation and amortization	5	6

	86	89

Income from operations	14	11

Other Income (Expense):
Interest income	—	—
Interest expense	(3)	(6)
Change in fair value of embedded features within notes payable and stock warrant	(1)	—
(Loss) gain on extinguishment of notes	—	—
Other (expense) income, net	—	—

	(4)	(6)

Income before income tax expense	10	5

Income tax benefit (expense)	—	—

Net Income	10%	5%

Summary of Results for the Three months ended March 31, 2011 and March 31, 2010

Telephony Services Revenue and Direct Cost of Telephony Services

(in thousands, except percentages)

	Three Months Ended March 31,
	2011	2010	Dollar Change	Percent Change
Telephony services revenue	$218,230	$224,527	$(6,297)	(3%)
Direct cost of telephony services (1)	60,189	62,495	(2,306)	(4%)

(1)	Excludes depreciation and amortization of $4,124 and $4,981, respectively.

Telephony services revenue. For the three months ended March 31, 2011, telephony services revenue decreased by $6,297, or 3%, compared to the three months ended March 31, 2010. This was primarily driven by a decrease in monthly subscription fees of $6,389 due to changes in plan mix and a decrease in activation fees of $5,846 as the historical deferred activation fees are amortized and new activation fees are no longer charged and deferred. There was a decrease in fees that we charged for disconnecting our service of $2,506 due to fewer disconnections and elimination of disconnect fees for new customers beginning in September 2010, a reduction in international minutes of use revenue of $658 due primarily to customers opting for our Vonage World offering, and a decrease in additional features revenue of $979. These decreases were offset by an increase in our regulatory recovery and E-911 fees of $5,976 that we collected from subscribers due to pricing actions in 2010, a decrease of $3,687 in bad debt expense due to improved customer credit quality and lower non-pay churn, and a decrease in credits we issued to subscribers of $333.

Direct cost of telephony services. For the three months ended March 31, 2011 compared to 2010, the decrease in direct cost of telephony services of $2,306, or 4%, was primarily due to a decrease in termination costs of $4,434, which are costs that we pay other phone companies for terminating phone calls, due to improved termination rates and fewer minutes of use, a decrease in our network costs of $1,680, which includes costs for co-locating in other carriers’ facilities, for leasing phone numbers, routing calls on the Internet, E-911 costs and transferring calls to and from the Internet to the public switched telephone network due to improved rates, and a decrease in local number portability costs of $368 due to lower rates. These decreases were partially offset by an increased cost of $4,210 from higher international call volume associated with Vonage World.

Customer Equipment and Shipping Revenue and Direct Cost of Goods Sold

(in thousands, except percentages)

	Three Months Ended March 31,
	2011	2010	Dollar Change	Percent Change
Customer equipment and shipping revenue	$1,611	$3,424	$(1,813)	(53%)
Direct cost of goods sold	11,055	16,647	(5,592)	(34%)

Customer equipment and shipping gross loss	$(9,444)	$(13,223)	$3,779	29%

Customer equipment and shipping revenue. For the three months ended March 31, 2011 compared to 2010, our customer equipment and shipping revenue decreased by $1,813, or 53%, primarily due to a decrease in equipment sales, net of rebates, of $1,969 related to lower equipment recovery fees due to fewer terminations and elimination of equipment recovery fees for new customers beginning in September 2010. This was offset by an increase in customer shipping revenue of $156 due to higher customer additions.

Direct cost of goods sold. For the three months ended March 31, 2011 compared to 2010, the decrease in direct cost of goods sold of $5,592, or 34%, was primarily due to a decrease in customer equipment costs of $2,256 resulting from a lower cost device introduced in September 2010, lower promotional activity and a corresponding decrease in shipping costs of $160, and a decrease in amortization costs on deferred customer equipment of $4,631 as the historical deferred customer equipment costs are amortized and new customer equipment costs are no longer charged and deferred. These decreases were offset by an increase in waived activation fees for new customers of $1,455.

Selling, General and Administrative

(in thousands, except percentages)

	Three Months Ended March 31,
	2011	2010	Dollar Change	Percent Change
Selling, general and administrative	$58,243	$60,787	$(2,544)	(4%)

Selling, general and administrative. For the three months ended March 31, 2011 compared to 2010, there was a decrease in selling, general and administrative expenses of $2,544, or 4%. This decrease was primarily due to a decrease in salary related expense, outsourced temporary labor, and severance costs of $1,143, a decrease in facility and other costs of $596, and a decrease in credit card fees of $245. Additionally, we had a decrease in settlement costs related to litigation and contractual disputes of $2,010 and a decrease in professional fees of $852. These decreases were offset by an increase in shared based cost of $1,457 and higher retail kiosk costs of $835 due to more kiosk locations.

Marketing

(in thousands, except percentages)

	Three Months Ended March 31,
	2011	2010	Dollar Change	Percent Change
Marketing	$49,404	$49,240	$164	0%

Marketing. For the three months ended March 31, 3011 compared to 2010, there was a slight increase in marketing expense of $164, or 0%, primarily related to an increase in direct mail costs of $3,927, an increase in television advertising of $3,889, and retail advertising of $603. These increases were offset by a decrease in online advertising of $7,372, other marketing of $488, and alternative media of $395.

Depreciation and Amortization

(in thousands, except percentages)

	Three Months Ended March 31,
	2011	2010	Dollar Change	Percent Change
Depreciation and amortization	$11,066	$13,768	$(2,702)	(20%)

Depreciation and amortization. The decrease in depreciation and amortization of $2,702, or 20%, for the three months ended March 31, 2011 compared to 2010, was primarily due to lower impairment charges of $136, lower depreciation of network equipment, computer hardware, and furniture of $1,275, and lower software amortization of $1,292.

Other Income (Expense)

(in thousands, except percentages)

	Three Months Ended March 31,
	2011	2010	Dollar Change	Percent Change
Interest income	$42	$53	$(11)	(21%)
Interest expense	(6,602)	(13,211)	6,609	50%
Change in fair value of embedded features within notes payable and stock warrant	(950)	835	(1,785)	(214%)
(Loss) gain on extinguishment of notes	(593)	1,038	(1,631)	(157%)
Other (expense) income, net	(2)	103	(105)	(102%)

	$(8,105)	$(11,182)	$3,077

Interest income. For the three months ended March 31, 2011 compared to 2010, the decrease in interest income of $11, or 21%, was due to lower interest rates.

Interest expense. For the three months ended March 31, 2011 compared to 2010, the decrease in interest expense of $6,609, or 50%, was due to the reduced interest rate on our Credit Facility resulting from our refinancing in December 2010.

Change in fair value of embedded features within notes payable and stock warrant. The change in fair value of the embedded conversion option within our Convertible Notes fluctuated with changes in the price of our common stock and was $0 during 2011 compared to income of $796 in 2010 as all third lien convertible notes (“Convertible Notes”) had been converted as of December 31, 2010. The change in the fair value of our stock warrant fluctuated with changes in the price of our common stock and was an expense of $950 in 2011 compared to income of $39 in 2010. An increase in our stock price resulted in expense while a decrease in our stock price resulted in income.

Gain (loss) on extinguishment of notes. The loss on extinguishment of notes in 2011 was due to the acceleration of unamortized debt discount and debt related costs in connection with prepayments of our Credit Facility. The gain on extinguishment of notes in 2010 was attributable to the conversion of a portion of our Convertible Notes.

Other. For the three months ended March 31, 2011 compared to 2010, net other income and expense decreased by $105, or 102%.

Income Tax (Expense) Benefit

(in thousands, except percentages)

	Three Months Ended March 31,
	2011	2010	Dollar Change	Percent Change
Income tax (expense) benefit	$(666)	$136	$(802)	(590%)

Provision for Income Taxes

The provision represents the federal alternative minimum tax and state and local income taxes currently payable.

We participated in the State of New Jersey’s corporation business tax benefit certificate transfer program, which allows certain high technology and biotechnology companies to transfer unused New Jersey net operating loss carryovers to other New Jersey corporation business taxpayers. During 2003 and 2004, we submitted an application to the New Jersey Economic Development Authority, or EDA, to participate in the program and the application was approved. The EDA then issued a certificate certifying our eligibility to participate in the program. The program requires that a purchaser pay at least 75% of the amount of the surrendered tax benefit. In the three months ended March 31, 2011 and 2010, we sold $0 and $2,194, respectively, of our New Jersey State net operating loss carry forwards for a recognized benefit of $0 in 2011 and $168 in 2010. Collectively, all transactions represent approximately 85% of the surrendered tax benefit each year and have been recognized in the year received.

Net Income

(in thousands, except percentages)

	Three Months Ended March 31,
	2011	2010	Dollar Change	Percent Change
Net Income	$21,113	$13,968	$7,145	51%

Net Income. Based on the explanations described above, our net income of $21,113 for the three months ended March 31, 2011 increased by $7,145, or 51%, from $13,968 for the three months ended March 31, 2010.

Liquidity and Capital Resources

Overview

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Net cash provided by operating activities	$17,457	$51,248
Net cash used in investing activities	(3,844)	(31,098)
Net cash used in financing activities	(13,707)	(648)

For the three months ended March 31, 2011, we generated income from operations and positive operating cash flow. We expect to continue to balance efforts to grow our customer base while consistently achieving operating profitability. To grow our customer base, we continue to make investments in marketing, application development as we seek to launch new services, network quality and expansion, and customer care. Although we believe we will achieve consistent profitability in the future, we ultimately may not be successful and we may never achieve consistent operating profitability. We believe that cash flow from operations and cash on hand will fund our operations for at least the next twelve months.

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

Use of Proceeds

We used the net proceeds of the Credit Facility of $194,000 ($200,000 principal amount less original discount of $6,000), plus $102,090 of cash on hand, to (i) exercise our existing right to retire debt under our senior secured first lien credit facility (the “First Lien Senior Facility”) for 100% of the contractual make-whole price, (ii) retire debt under our senior secured second lien credit facility (the “Second Lien Senior Facility”) at a more than 25% discount to the contractual make-whole price, and (iii) cause the conversion of all outstanding Convertible Notes into 8,276 shares of our common stock. We also incurred $11,444 of debt related costs in connection with the Credit Facility, repayment of our First Lien Senior Facility and our Second Lien Senior Facility, and conversion of our Convertible Notes.

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

•

the greater of 1.75% or LIBOR plus, in either case, an applicable margin equal to 8.00%, payable on the last day of each relevant interest period or, if the interest period is longer than three months, each day that is three months after the first day of the interest period, or

•

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

•

100% of the net cash proceeds from any non-ordinary course sale or other disposition of our property and assets for consideration in excess of a certain amount, subject to customary reinvestment provisions and certain other exceptions;

•	100% of the net cash proceeds from issuance or incurrence of additional debt of us or any of our subsidiaries other than certain permitted indebtedness; and

•	75% (with a step down to 50% based upon achievement of a total leverage ratio of 1.00:1.00) of our annual excess cash flow.

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

•

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

•

a consolidated interest coverage ratio of no less than: 3.00 to 1.00 as of the end of each fiscal quarter ending on or prior to June 30, 2013 and 3.50 to 1.00 as of the end of each fiscal quarter thereafter; and

•

maximum capital expenditures not to exceed $55,000 during any fiscal year, provided that the unused amount of any permitted capital expenditures in any fiscal year may be carried forward to the next following fiscal year.

As of March 31, 2011, we were in compliance with all covenants, including financial covenants, for the Credit Facility.

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

Prepayments. On March 30, 2011, we made a $10,000 payment, which was designated to cover the June 30, 2011 and September 30, 2011 mandatory repayments. On April 15, 2011, we made an additional $10,000 payment, which was designated to cover the December 31, 2011 mandatory repayment and the 2011 annual excess cash flow payment, if any. We expect to make additional prepayments in 2011.

State and Local Sales Taxes

We also have contingent liabilities for state and local sales taxes. As of March 31, 2011, we had a reserve of $2,812. If our ultimate liability exceeds this amount, it could affect our liquidity unfavorably. However, we do not believe it would significantly impair our liquidity.

Capital expenditures

For the three months ended March 31, 2011, capital expenditures were primarily for the implementation of software solutions and purchase of network equipment as we continue to expand our network. Our capital expenditures for the three months ended March 31, 2011 were $4,891, of which $3,593 was for software acquisition and development. For 2011, we believe our capital expenditures will be approximately $40,000.

Operating Activities

Cash provided by operating activities decreased to $17,457 for the three months ended March 31, 2011 compared to $51,248 for the three months ended March 31, 2010, primarily due to the timing of payments of accounts payable and accrued expenses.

Changes in working capital requirements include changes in accounts receivable, inventory, prepaid and other assets, accounts payable, accrued and other liabilities and deferred revenue and costs. Cash provided by working capital requirements decreased by $38,008 during the three months ended March 31, 2011 compared to the prior year period primarily due to timing of payments.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2011 of $3,844 was attributable to capital expenditures of $1,298, development of software assets of $3,593, and offset by a decrease in restricted cash of $1,047 due primarily to the return of partial security deposit on our leased office property in Holmdel, New Jersey.

Cash used in investing activities for the three months ended March 31, 2010 of $31,098 was attributable to capital expenditures of $1,959, development of software assets of $2,041, and an increase in restricted cash of $27,098, primarily due to funding of a concentration account under our prior financing.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2011 of $13,707 was primarily attributable to $15,000 in Credit Facility principal payments and $419 in capital lease payments, offset by $1,712 in proceeds received from the exercise of stock options and a common stock warrant.

Cash used in financing activities for the three months ended March 31, 2010 of $648 was attributable to $352 in capital lease payments and $326 in First Lien Senior Facility principal payment.

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

On an ongoing basis, we evaluate our estimates, including the following:

•	those related to the average period of service to a customer (the “customer life”) used to amortize deferred revenue and deferred customer acquisition costs associated with customer activation;

•	the useful lives of property and equipment, software costs, and intangible assets;

•

assumptions used for the purpose of determining share-based compensation and the fair value of our prior stock warrant using the Black-Scholes option pricing model (“Model”), and various other assumptions that we believed to be reasonable. The key inputs for this Model are our stock price at valuation date, exercise price, the dividend yield, risk-free interest rate, life in years, and historical volatility of our common stock;

•

assumptions used to determine the fair value of the embedded conversion option within our prior Convertible Notes using the Monte Carlo simulation model. The key inputs are maturity date, risk-free interest rate, our stock price at valuation date, and historical volatility of our common stock; and

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

At the time a customer signs up for our telephony services, there are the following deliverables:

•	Providing equipment to the customer that enables our telephony services and
•	Providing telephony services.

The equipment is provided free of charge to our customers and in most instances there are no fees collected at sign-up. We record the fees collected for shipping the equipment to the customer, if any, as shipping and handling revenue at the time of shipment.

A further description of our revenues is as follows:

Substantially all of our operating revenues are telephony services revenues, which are derived primarily from monthly subscription fees that customers are charged under our service plans. We also derive telephony services revenues from per minute fees for international calls and for any calling minutes in excess of a customer’s monthly plan limits. Monthly subscription fees are automatically charged to customers’ credit cards, debit cards or electronic check payments, or ECP, in advance and are recognized over the following month when services are provided. Revenues generated from international calls and from customers exceeding allocated call minutes under limited minute plans are recognized as services are provided, that is, as minutes are used, and are billed to a customer’s credit cards, debit cards or ECP in arrears. As a result of our multiple billing cycles each month, we estimate the amount of revenues earned from international calls and from customers exceeding allocated call minutes under limited minute plans but not billed from the end of each billing cycle to the end of each reporting period. These estimates are based primarily upon historical minutes and have been consistent with our actual results.

From time to time we have generated revenue by charging a fee for activating service, although we do not currently or expect to charge an activation fee to customers. In these instances when no activation fee is being collected, no customer acquisition costs are deferred. Customer activation fees when collected, along with the related incremental direct customer acquisition amounts for customer equipment in the direct channel and for rebates and retailer commissions in the retail channel, up to but not exceeding the activation fee, are deferred and amortized over the estimated average customer life. The amortization of deferred customer equipment is recorded to direct cost of goods sold. The amortization of deferred rebates is recorded as a reduction of telephony services revenues. The amortization of deferred retailer commissions is recorded as marketing expense. We estimate customer life by analyzing historical trends and applying those trends to future periods. This customer life is solely used to amortize deferred activation fees collected, along with the related incremental customer acquisition costs. The average customer life was 38 months for 2010 and remains at 38 months for 2011 based on consistent historical trends.

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

Share-Based Compensation

We account for share-based compensation in accordance with Financial Accounting Standards Board (“FASB”) ASC 718, “Compensation-Stock Compensation”. Under the fair value recognition provisions of this pronouncement, share-based compensation cost is measured at the grant date based on the fair value of the award, reduced as appropriate based on estimated forfeitures, and is recognized as expense over the applicable vesting period of the stock award using the accelerated method.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 (“ASU 2009-13”) “Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force (“EITF”). This ASU provides amendments to the criteria in FASB ASC 605-25 for separating consideration in multiple-deliverable arrangements. ASU 2009-13 changes existing rules regarding recognition of revenue in multiple deliverable arrangements and expands ongoing disclosures about the significant judgments used in applying its guidance. It will be effective for revenue arrangements entered into or materially modified in the fiscal year beginning on or after June 15, 2010. The adoption of ASU 2009-13 did not have an impact on our financial statements.

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

On December 14, 2010, we entered into the Credit Facility consisting of a $200,000 senior secured term loan. We are exposed to interest rate risk since amounts payable under the Credit Facility, at our option, bear interest at:

•

the greater of 1.75% and LIBOR plus, in either case, an applicable margin equal to 8.00%, payable on the last day of each relevant interest period or, if the interest period is longer than three months, each day that is three months after the first day of the interest period, or

•

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

As of March 31, 2011, if the interest rate on our variable rate debt changed by 1%, our annual debt service payment would change by approximately $2,000.

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

There have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. This information should be read in conjunction with the risk factors in such Annual Report.

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

VONAGE HOLDINGS CORP.

Dated: May 5, 2011	By:	/s/ BARRY ROWAN
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