Form 10-Q
period 2011-06-30
VONAGE HOLDINGS CORP
filed 2011-08-04
CIK 1272830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2011
Common Stock, par value $0.001	225,096,342 shares

VONAGE HOLDINGS CORP.

Financial Information Presentation

For the financial information discussed in this Quarterly Report on Form 10-Q, other than per share and per line amounts, dollar amounts are presented in thousands, except where noted.

Part I – Financial Information

Item 1. Financial Statements

VONAGE HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	June 30, 2011	December 31, 2010
	(unaudited)
Assets
Assets
Current assets:
Cash and cash equivalents	$63,161	$78,934
Accounts receivable, net of allowance of $575 and $588, respectively	17,797	15,207
Inventory, net of allowance of $151 and $763, respectively	5,172	6,143
Deferred customer acquisition costs, current	4,687	6,481
Prepaid expenses and other current assets	19,164	17,231

Total current assets	109,981	123,996
Property and equipment, net	72,143	79,050
Software, net	36,742	35,516
Deferred customer acquisition costs, non-current	775	1,093
Debt related costs, net	3,082	5,372
Restricted cash	6,934	7,978
Intangible assets, net	3,614	4,186
Other assets	2,636	3,201

Total assets	$235,907	$260,392

Liabilities and Stockholders’ Deficit
Liabilities
Current liabilities:
Accounts payable	$46,907	$37,128
Accrued expenses	75,164	89,407
Deferred revenue, current portion	41,576	43,397
Current maturities of capital lease obligations	1,938	1,783
Current portion of notes payables	10,000	20,000

Total current liabilities	175,585	191,715
Notes payable, net of discount and current maturities	115,987	173,004
Deferred revenue, net of current portion	1,348	1,784
Capital lease obligations, net of current maturities	16,659	17,665
Other liabilities, net of current portion in accrued expenses	1,281	5,871

Total liabilities	310,860	390,039

Commitments and Contingencies
Stockholders’ Deficit
Common stock, par value $0.001 per share; 596,950 shares authorized at June 30, 2011 and December 31, 2010; 227,118 and 223,454 shares issued at June 30, 2011 and December 31, 2010, respectively; 224,926 and 221,566 shares outstanding at June 30, 2011 and December 31, 2010, respectively	227	223
Additional paid-in capital	1,065,920	1,053,805
Accumulated deficit	(1,129,040)	(1,171,901)
Treasury stock, at cost, 2,192 shares at June 30, 2011 and 1,888 shares at December 31, 2010	(14,282)	(13,139)
Accumulated other comprehensive income	2,222	1,365

Total stockholders’ deficit	(74,953)	(129,647)

Total liabilities and stockholders’ deficit	$235,907	$260,392

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating Revenues:
Telephony services	$217,288	$221,704	$435,518	$446,231
Customer equipment and shipping	997	3,637	2,608	7,061

	218,285	225,341	438,126	453,292

Operating Expenses:
Direct cost of telephony services (excluding depreciation and amortization of $3,867, $4,959, $7,991 and $9,940, respectively)	57,883	62,969	118,072	125,464
Direct cost of goods sold	9,865	14,053	20,920	30,700
Selling, general and administrative	58,481	60,768	116,724	121,555
Marketing	52,211	49,324	101,615	98,564
Depreciation and amortization	8,664	13,929	19,730	27,697

	187,104	201,043	377,061	403,980

Income from operations	31,181	24,298	61,065	49,312

Other Income (Expense):
Interest income	37	173	79	226
Interest expense	(5,588)	(12,423)	(12,190)	(25,634)
Change in fair value of embedded features within notes payable and stock warrant	0	(8,241)	(950)	(7,406)
Loss on extinguishment of notes	(3,228)	(3,985)	(3,821)	(2,947)
Other income (expense), net	44	(43)	42	60

	(8,735)	(24,519)	(16,840)	(35,701)

Income (loss) before income tax expense	22,446	(221)	44,225	13,611
Income tax expense	(698)	(341)	(1,364)	(205)

Net Income (loss)	$21,748	$(562)	$42,861	$13,406

Net Income (loss) per common share:
Basic	$0.10	$(0.00)	$0.19	$0.06

Diluted	$0.09	$(0.00)	$0.18	$0.06

Weighted-average common shares outstanding:
Basic	224,233	211,305	223,203	206,342

Diluted	244,590	211,305	242,481	208,062

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net Income	$42,861	$13,406
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization and impairment charges	19,158	27,125
Amortization of intangibles	572	572
Change in fair value of embedded features in notes payable and stock warrant	950	7,406
Loss on extinguishment of notes	3,821	2,947
Amortization of discount on notes	822	2,598
Accrued interest paid in-kind	0	8,862
Allowance for doubtful accounts	(23)	(430)
Allowance for obsolete inventory	100	1,451
Amortization of debt related costs	630	759
Share-based expense	6,329	3,348
Changes in operating assets and liabilities:
Accounts receivable	(2,549)	(2,826)
Inventory	897	(4,328)
Prepaid expenses and other current assets	(1,920)	18,849
Deferred customer acquisition costs	2,131	10,767
Other assets	565	8,866
Accounts payable	9,760	33,941
Accrued expenses	(15,464)	27,272
Deferred revenue	(2,339)	(12,790)
Other liabilities	(3,693)	(3,277)

Net cash provided by operating activities	62,608	144,518

Cash flows from investing activities:
Capital expenditures	(5,167)	(7,366)
Acquisition and development of software assets	(8,297)	(8,740)
Decrease (increase) in restricted cash	1,047	(9,936)

Net cash used in investing activities	(12,417)	(26,042)

Cash flows from financing activities:
Principal payments on capital lease obligations	(851)	(714)
Principal payments on notes	(70,000)	(23,838)
Proceeds from exercise of stock options and stock warrant	3,943	68

Net cash used in financing activities	(66,908)	(24,484)

Effect of exchange rate changes on cash	944	(305)

Net change in cash and cash equivalents	(15,773)	93,687
Cash and cash equivalents, beginning of period	78,934	32,213

Cash and cash equivalents, end of period	$63,161	$125,900

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$11,104	$13,552

Income taxes	$977	$75

Non-cash financing transactions during the periods for:
Conversion of convertible notes into common stock:
Third lien convertible notes, net of discount and debt related costs	$0	$2,562

Embedded conversion option within third lien convertible notes	$0	$14,563

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2010	$223	$1,053,805	$(1,171,901)	$(13,139)	$1,365	$(129,647)
Stock option exercises	4	3,641				3,645
Share-based expense		6,329				6,329
Share-based award activity				(1,143)		(1,143)
Warrant exercise		2,145				2,145
Comprehensive income:
Foreign currency translation adjustment					857	857
Net Income			42,861			42,861

Total comprehensive income	0	0	42,861	0	857	43,718

Balance at June 30, 2011	$227	$1,065,920	$(1,129,040)	$(14,282)	$2,222	$(74,953)

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 1. Basis of Presentation and Significant Accounting Policies

Nature of Operations

Vonage Holdings Corp. (“Vonage”, “Company”, “we”, “our”, “us”) is incorporated as a Delaware corporation. We are a leading provider of communications services connecting people through broadband devices worldwide. While customers in the United States represented 94% of our subscriber lines at June 30, 2011, we also bill customers in Canada and the United Kingdom.

Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations, cash flows, and statement of stockholders’ deficit for the periods presented. The results for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on February 17, 2011.

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

•

assumptions used to determine the fair value of the embedded conversion option within our prior 20% senior secured third lien notes (“Convertible Notes”) using the Monte Carlo simulation model; the key inputs are maturity date, risk-free interest rate, our stock price at valuation date, and historical volatility of our common stock; and

•

assumptions used to determine the fair value of the embedded make-whole premium feature within our prior senior secured first lien credit facility (the “First Lien Senior Facility”) and our prior senior secured second lien credit facility (the “Second Lien Senior Facility”).

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

In the United States, we charge regulatory, compliance, E-911, and intellectual property-related fees on a monthly basis to defray costs, and to cover taxes that we are charged by the suppliers of telecommunications services. In addition, we charge customers Federal Universal Service Fund (“USF”) fees. We recognize revenue on a gross basis for USF and related fees. We record these fees as revenue when billed. All other taxes are recorded on a net basis.

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

Fair Value of Financial Instruments

Effective January 1, 2008, we adopted FASB ASC 820-10-25, “Fair Value Measurements and Disclosures”. This standard establishes a framework for measuring fair value and expands disclosure about fair value measurements. We did not elect fair value accounting for any assets and liabilities allowed by FASB ASC 825, “Financial Instruments”.

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

Level 1:	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2:	Observable prices that are based on inputs not quoted on active markets but corroborated by market data. Our common stock warrant with a value of $0 as of June 30, 2011 and $897 as of December 31, 2010 was included as a Level 2 liability.

Level 3:	Unobservable inputs when there is little or no market data available, thereby requiring an entity to develop its own assumptions. The fair value hierarchy gives the lowest priority to Level 3 inputs. The embedded derivative within our Convertible Notes with a value of $17,490 as of June 30, 2010 was included as a Level 3 liability. In addition, the make-whole premium provisions within our prior First Lien Senior Facility and our Second Lien Senior Facility with a nominal value as June 30, 2010 were included as Level 3 liabilities.

The following table sets forth a summary of changes in the fair value of our Level 3 liabilities for the six months ended June 30, 2010:

Liabilities:	Six Months Ended June 30, 2010
Beginning balance	$25,050
Increase in value for notes converted	70
Fair value adjustment for notes converted	(14,563)
Total unrealized loss in earnings	$6,933

Ending balance	$17,490

Fair Value of Other Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, approximate fair value because of their short maturities. The carrying amounts of our capital leases approximate fair value of these obligations based upon management’s best estimates of interest rates that would be available for similar debt obligations at June 30, 2011 and December 31, 2010. We believe the fair value of our debt at June 30, 2011 was approximately the same as its carrying amount as market conditions, including available interest rates, credit spread relative to our credit rating, and illiquidity, remain relatively unchanged from issuance date of our debt on December 14, 2010 for a similar debt instrument.

Earnings per Share

         Net income (loss) per share has been computed according to FASB ASC 260, “Earnings per Share”, which requires a dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS represents net income (loss) divided by the weighted average number of common shares outstanding during a reporting period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, including warrants, stock options, restricted stock units under our 2001 Stock Incentive Plan and 2006 Incentive Plan, and the Convertible Notes, were exercised or converted into common stock. The dilutive effect of outstanding warrants, stock options, and restricted stock units is reflected in diluted earnings per share by application of the treasury stock method. In

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

applying the treasury stock method for stock-based compensation arrangements, the assumed proceeds are computed as the sum of the amount the employee must pay upon exercise and the amounts of average unrecognized compensation cost attributed to future services. The dilutive effect of the Convertible Notes was reflected in diluted earnings per share using the if-converted method.

The following table sets forth the computation for basic and diluted net income per share for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator
Numerator for basic earnings per share-net income (loss)	$21,748	$(562)	$42,861	$13,406

Numerator for diluted earnings per share	$21,748	$(562)	$42,861	$13,406

Denominator
Basic weighted average common shares outstanding	224,233	211,305	223,203	206,342
Dilutive effect of stock options and restricted stock units	20,357	0	19,278	1,720

Diluted weighted average common shares outstanding	244,590	211,305	242,481	208,062

Basic net income per share
Basic net income (loss) per share	$0.10	$(0.00)	$0.19	$0.06

Diluted net income per share
Diluted net income (loss) per share	$0.09	$(0.00)	$0.18	$0.06

For the three and six months ended June 30, 2011 and 2010, the following were excluded from the calculation of diluted earnings per common share because of their anti-dilutive effects:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Common stock warrant	0	514	130	514
Convertible notes	0	8,276	0	8,276
Restricted stock units	937	2,869	824	1,391
Employee stock options	18,663	36,364	19,856	36,122

	19,600	48,023	20,810	46,303

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive items. Other comprehensive items include foreign currency translation adjustments. Assets and liabilities of foreign operations are translated at the period-end exchange rate and revenue and expense amounts are translated at the average rates of exchange prevailing during the period and represents the balance in accumulated other comprehensive income (loss).

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

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 (“ASU 2011-04”) “Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. This ASU changes several aspects of the fair measurement guidance in FASB ASC 820. In addition, ASU 2011-04 includes several new fair value disclosure requirements, including, among other things, information about valuation techniques and unobservable inputs used in Level 3 fair value measurements and a narrative description of Level 3 measurements’ sensitivity to changes in unobservable inputs. It is effective during interim and annual periods beginning after December 15, 2011. We are currently evaluating the impact of ASU 2011-04 on our financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05 (“ASU 2011-05”) “Comprehensive Income (Topic 220), Presentation of Comprehensive Income”. The objective of ASU 2011-05 is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The amendments in ASU 2011-05 should be applied retrospectively. It is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. We are currently evaluating the timing of adopting ASU 2011-05.

Reclassifications

Certain reclassifications have been made to prior years’ financial statements in order to conform to the current year’s presentation. The reclassifications had no impact on net earnings previously reported.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 2. Supplemental Balance Sheet Account Information

Prepaid expenses and other current assets

	June 30, 2011	December 31, 2010
Nontrade receivables	$6,579	$6,526
Services	7,387	5,955
Telecommunications	2,218	2,792
Insurance	1,803	960
Marketing	914	603
Other prepaids	263	395

Prepaid expenses and other current assets	$19,164	$17,231

Property and equipment, net

	June 30, 2011	December 31, 2010
Building (under capital lease)	$25,709	$25,709
Network equipment and computer hardware	133,205	131,263
Leasehold improvements	42,850	42,078
Furniture	1,781	9,721
Vehicles	258	260

	203,803	209,031
Less: accumulated depreciation and amortization	(131,660)	(129,981)

Property and equipment, net	$72,143	$79,050

Software, net

	June 30, 2011	December 31, 2010
Purchased	$63,729	$55,808
Licensed	909	909
Internally developed	37,696	37,696

	102,334	94,413
Less: accumulated amortization	(65,592)	(58,897)

Software, net	$36,742	$35,516

Debt related costs, net

	June 30, 2011	December 31, 2010
Senior secured term loan	$5,430	$5,430
Senior secured lien notes	0	12,271

	5,430	17,701
Less: accumulated amortization	(688)	(4,588)
accelerated amortization	(1,660)	(7,741)

Debt related costs, net	$3,082	$5,372

Restricted cash

	June 30, 2011	December 31, 2010
Letter of credit-lease deposits	$6,300	$7,350
Letter of credit-energy curtailment program	536	535

	6,836	7,885
Cash reserves	98	93

Restricted cash	$6,934	$7,978

Intangible assets, net

	June 30, 2011	December 31, 2010
Patents and patent licenses	$12,018	$12,018
Trademark	560	560

	12,578	12,578
Less: accumulated amortization	(8,964)	(8,392)

Intangible assets, net	$3,614	$4,186

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Accrued expenses

	June 30, 2011	December 31, 2010
Compensation and related taxes and temporary labor	$14,521	$19,709
Marketing	17,467	18,886
Taxes and fees	14,542	15,973
Litigation	7,383	11,717
Telecommunications	9,967	10,636
Other accruals	5,653	6,295
Customer credits	2,413	2,138
Professional fees	2,259	1,864
Accrued interest	607	975
Inventory	37	957
Credit card fees	315	257

Accrued expenses	$75,164	$89,407

Note 3. Supplemental Income Statement Account Information

Amounts included in telephony services revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
USF fees	$17,201	$18,785	$35,061	$36,695
Disconnect fee	$308	$2,689	$1,100	$5,988
Initial activation fees	$1,433	$4,235	$3,418	$11,688

Amounts included in customer equipment and shipping revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Equipment recovery fee	$422	$2,175	$1,406	$4,781
Shipping and handling fee	$423	$296	$917	$634

Amount included in direct cost of telephony services

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
USF costs	$17,201	$18,785	$35,061	$36,695

Amount included in direct cost of goods sold

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Shipping and handling cost	$1,708	$2,019	$3,769	$4,350

Amount included in marketing

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Advertising costs	$34,803	$37,246	$66,327	$71,762

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Depreciation and amortization expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Network equipment and computer hardware	$4,193	$5,702	$8,684	$11,182
Software	2,513	5,521	7,070	11,371
Capital leases	550	550	1,100	1,099
Other leasehold improvements	942	915	1,951	1,827
Furniture	69	487	172	977
Vehicles	5	4	10	5
Patents	286	286	572	572

	8,558	13,465	19,559	27,033
Property and equipment impairments	106	432	171	529
Software impairments	0	32	0	135

Depreciation and amortization expense	$8,664	$13,929	$19,730	$27,697

Amount included in interest expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Debt related costs amortization	$279	$356	$629	$759

Amount included in other income (expense), net

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net (losses) gains resulting from foreign exchange transactions	$(10)	$(43)	$(13)	$60

Note 4. Long-Term Debt

A schedule of long-term debt at June 30, 2011 and December 31, 2010 is as follows:

	June 30, 2011	December 31, 2010
9.75% Credit Facility - due 2015, net of discount	$115,987	$173,004

At June 30, 2011, future payments under long-term debt obligations over each of the next five years and thereafter were as follows:

Credit Facility
2012	20,000
2013	20,000
2014	20,000
2015	70,000

Minimum future payments of principal	130,000
Less: unamortized discount	4,013
Less: current portion	10,000

Long-term portion	$115,987

December 2010 Financing

On December 14, 2010, we entered into a credit agreement (the “2010 Credit Facility”) consisting of a $200,000 senior secured term loan. The co-borrowers under the 2010 Credit Facility were us and Vonage America Inc., our wholly owned subsidiary. Obligations under the 2010 Credit Facility were guaranteed, fully and unconditionally, by our other United States subsidiaries and are secured by substantially all of the assets of each borrower and each of the guarantors. An affiliate of the chairman of our board of directors and one of our principal stockholders was a lender under the 2010 Credit Facility.

Use of Proceeds

We used the net proceeds of the 2010 Credit Facility of $194,000 ($200,000 principal amount less original discount of $6,000), plus $102,090 of cash on hand, to (i) exercise our existing right to retire debt under our First Lien Senior Facility, for 100% of the contractual make-whole price, (ii) retire debt under our Second Lien Senior Facility at a more than 25% discount to the contractual

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

make-whole price, and (iii) cause the conversion of all outstanding Convertible Notes into 8,276 shares of our common stock (the Convertible Notes together with the First Lien Senior Facility and the Second Lien Senior Facility, the “Prior Financing”). We also incurred $11,444 of fees in connection with the Credit Facility and repayment of the Prior Financing. We agreed to make an additional cash payment to the holders of our Second Lien Senior Facility in an aggregate amount of $9,000 if we engaged in Qualifying Discussions (as defined in the Master Agreement) prior to June 30, 2011 that result in a merger or acquisition transaction (as defined in the Master Agreement) that is consummated prior to June 30, 2012. No such discussions occurred prior to June 30, 2011.

In accordance with FASB ASC 470 “Debt Modification and Extinguishment”, substantially all of the repayment of the Prior Financing was treated as an extinguishment of notes resulting in a loss on early extinguishment of notes of $26,531. For the portion of the repayment of the Prior Financing treated as a debt modification, we carried forward $1,072 of unamortized discount, which will be amortized to interest expense over the life of the debt using the effective interest method in addition to the $6,000 of original issue discount in connection with the 2010 Credit Facility. The amortization for the three and six months ended June 30, 2011 was $2,188 and $2,983, respectively, including acceleration of $1,826 and $2,161, respectively, and the accumulated amortization as of June 30, 2011 and December 31, 2010 was $3,059 and $76, respectively.

Repayments

For the three months ended June 30, 2011, we made repayments under the 2010 Credit Facility of $55,000, with $5,000 designated to cover our 2011 mandatory amortization and the remainder designated to cover our 2011 annual excess cash flow mandatory repayment, if any. A loss on extinguishment of $3,228, representing acceleration of unamortized debt discount and debt related costs of $1,826 and $1,402, respectively, was recorded for the three months ended June 30, 2011 as a result of the repayments.

For the six months ended June 30, 2011, we made repayments under the 2010 Credit Facility of $70,000, with $20,000 designated to cover our 2011 mandatory amortization and the remainder designated to cover our 2011 annual excess cash flow mandatory repayment, if any. A loss on extinguishment of $3,821, representing acceleration of unamortized debt discount and debt related costs of $2,161 and $1,660, respectively, was recorded for the six months ended June 30, 2011 as a result of the repayments.

July 2011 Financing

On July 29, 2011, we entered into a credit agreement consisting of an $85,000 senior secured term loan and a $35,000 revolving credit facility (the “2011 Credit Facility”). The co-borrowers under the 2011 Credit Facility are us and Vonage America Inc., our wholly owned subsidiary. Obligations under the 2011 Credit Facility are guaranteed, fully and unconditionally, by our other United States subsidiaries and are secured by substantially all of the assets of each borrower and each of the guarantors.

Use of Proceeds

We used $100,000 of the net available proceeds of the 2011 Credit Facility, plus $31,000 of cash on hand, to retire all of the debt under our 2010 Credit Facility, including a $1,000 prepayment fee to holders of the 2010 Credit Facility. We also incurred approximately $2,700 of fees in connection with the 2011 Credit Facility, which will be amortized to interest expense over the life of the debt using the effective interest method beginning in the third quarter of 2011.

In accordance with FASB ASC 470 “Debt Modification and Extinguishment”, the repayment of the 2010 Credit Facility was treated as an extinguishment of notes resulting in a loss on early extinguishment of notes of approximately $8,000, including the $1,000 prepayment fee to holders of 2010 the Credit Facility, which will be recorded in the third quarter of 2011.

2011 Credit Facility Terms

The following description summarizes the material terms of the 2011 Credit Facility:

The loans under the 2011 Credit Facility mature in July 2014. Principal amounts under the 2011 Credit Facility are repayable in quarterly installments of approximately $7,100 per quarter for the senior secured term loan. The unused portion of our revolving credit facility incurs a 0.50% commitment fee.

Outstanding amounts under each of the senior secured term loan and the revolving credit facility, at our option, will bear interest at:

•

LIBOR (applicable to one-, two-, three- or six-month periods) plus, an applicable margin equal to 3.25% if our consolidated leverage ratio is less than 0.75 to 1.00, 3.5% if our consolidated leverage ratio is greater than or equal to 0.75 to 1.00 and less than 1.50 to 1.00, and 3.75% if our consolidated leverage ratio is greater than or equal to 1.50 to 1.00, payable on the last day of each relevant interest period or, if the interest period is longer than three months, each day that is three months after the first day of the interest period, or

•

the base rate determined by reference to the highest of (a) the federal funds effective rate from time to time plus 0.50%, (b) the prime rate of JPMorgan Chase Bank, N.A., and (c) the LIBOR rate applicable to one month interest periods plus 1.00%, plus an applicable margin equal to 2.25% if our consolidated leverage ratio is less than 0.75 to 1.00, 2.5% if our consolidated leverage ratio is greater than or equal to 0.75 to 1.00 and less than 1.50 to 1.00, and 2.75% if our consolidated

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

leverage ratio is greater than or equal to 1.50 to 1.00, payable on the last business day of each March, June, September, and December and the maturity date of the 2011 Credit Facility.

We may prepay the 2011 Credit Facility at our option at any time without premium or penalty. The 2011 Credit Facility is subject to mandatory prepayments in amounts equal to:

•

100% of the net cash proceeds from any non-ordinary course sale or other disposition of our property and assets for consideration in excess of a certain amount subject to customary reinvestment provisions and certain other exceptions and

•	100% of the net cash proceeds received in connection with other non-ordinary course transactions, including insurance proceeds not otherwise applied to the relevant insurance loss.

Subject to certain restrictions and exceptions, the 2011 Credit Facility permits us to obtain one or more incremental term loans and/or revolving credit facilities in an aggregate principal amount of up to $60,000 plus an amount equal to repayments of the senior secured term loan upon providing documentation reasonably satisfactory to the administrative agent, without the consent of the existing lenders under the 2011 Credit Facility.

The 2011 Credit Facility includes customary representations and warranties and affirmative covenants of the borrowers. In addition, the 2011 Credit Facility contains customary negative covenants, including, among other things, restrictions on the ability of us and our subsidiaries to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, consummate acquisitions, make investments, and pay dividends and other distributions. We must also comply with the following financial covenants:

•	a consolidated leverage ratio of no greater than 2.00 to 1.00;

•	a consolidated fixed coverage charge ratio of no less than 1.75 to 1.00;

•	minimum cash of $25,000 including the unused portion of the revolving credit facility; and

•

maximum capital expenditures not to exceed $55,000 during any fiscal year, provided that the unused amount of any permitted capital expenditures in any fiscal year may be carried forward to the next following fiscal year, plus a portion of annual excess cash flow up to $8,000.

The 2011 Credit Facility contains customary events of default that may permit acceleration of the debt. During the continuance of a payment default, interest will accrue at a default interest rate of 2% above the interest rate which would otherwise be applicable, in the case of loans, and at a rate equal to the rate applicable to base rate loans plus 2%, in the case of all other amounts.

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

Note 5. Common Stock

Common Stock Warrant

On April 17, 2002, Vonage’s principal stockholder and Chairman received a warrant to purchase 514 shares of Common Stock at an exercise price of $0.70 per share that would have expired on June 20, 2012. As a result of the issuance of our Convertible Notes, the exercise price was reduced to $0.58. At the time the warrant was exercised during the first quarter of 2011, we determined that the aggregate fair value of the warrant was $1,847, which was an increase in value of $950 from the fair value of the warrant as of December 31, 2010. This change in fair value was recorded as expense within other income (expense), net for the three and six months ended June 30, 2011. The aggregate fair value of the warrant was reclassified to additional paid-in capital at the time of exercise. In addition, we received proceeds of $298 in connection with the exercise of the warrant.

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

These class actions, on behalf of both nationwide and state classes, generally alleged that we delayed and/or refused to allow consumers to cancel their Vonage service; failed to disclose procedural impediments to cancellation; failed to adequately disclose that their 30 or 60-day money back guarantee did not give consumers 30 to 60 days to try out our services; suppressed and concealed the true nature of our services and disseminated false advertising about the quality, nature and terms of our services; imposed an unlawful early termination fee; and invoked unconscionable provisions of our Terms of Service to the detriment of customers. On August 15, 2007, these actions were consolidated and transferred to the United States Court for the District of New Jersey, captioned In re Vonage Marketing and Sales Practices Litigation, MDL No. 1862, Master Docket No. 07-CV-3906 (USDC, D.N.J.). On September 23, 2010, the parties reached a proposed settlement that includes a release and dismissal with prejudice of all consumer claims against us alleged in the Class Action and provides a settlement benefit of $4,750 into a common fund for the benefit of class members. The common fund includes all awarded fees, costs, and expenses (including attorneys’ fees and costs), certain costs to provide notice of settlement, administrative expenses, and incentive awards, if any, with the remainder of the common fund to be distributed to members of the class pursuant to a plan of allocation among class members. On January 3, 2011, the Court granted preliminary approval of the settlement and set a schedule whereby notice of the proposed settlement, the final hearing date, and other interim deadlines were to be provided to potentially eligible plaintiffs. A final hearing on the settlement occurred on May 12, 2011. At that hearing, the Court granted final approval of the settlement. The deadline for filing claims was July 11, 2011.

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

IP Matters

Alcatel-Lucent. On November 4, 2008, we received a letter from Alcatel-Lucent initiating an opportunity for us to obtain a non-exclusive license to certain of its patents that may be relevant to our business. We are currently analyzing the applicability of such patents to our business, as well as additional patents subsequently identified by Alcatel-Lucent, and we have met with Alcatel-Lucent on a number of occasions to discuss this licensing opportunity. If we determine that these patents are applicable to our business and valid, we may incur expense in licensing them. If we determine that these patents are not applicable to our business or invalid, we may incur expense and damages if there is litigation.

Ceres Communications Technologies LLC. On October 6, 2010, Ceres Communications Technologies LLC (“Ceres”) filed a lawsuit against Vonage Holdings Corp. and its subsidiaries Vonage America Inc. and Vonage Marketing LLC in the United States District Court for the District of Delaware alleging that Vonage’s products and services are covered by United States Patent No. 5,774,526, entitled “Reconfigurable On-Demand Telephone and Data Line System.” The suit also named numerous other defendants, including AT&T, Inc., Cablevision Systems Corporation, Comcast Corporation, Cox Communications Inc., Skype Global S.a.r.l, Skype Inc., Time Warner Cable, and Verizon Communications Inc. On November 16, 2010, we filed our Answer to the Complaint, and a Motion to Dismiss certain of plaintiff’s allegations. On December 3, 2010, Ceres filed its First Amendment Complaint omitting its prior claims for induced, contributory, and willful infringement. We filed our Answer and Counterclaim on December 20, 2010. Ceres filed its Reply to our Counterclaim on January 6, 2011. On July 19, 2011, the parties filed a Stipulation and Order dismissing with prejudice all claims and affirmative defenses between the parties and their affiliates, which was entered by the Court on July 20, 2011.

Hitachi. On January 27, 2011, we met with Hitachi, Ltd. to discuss an opportunity for us to obtain a non-exclusive license to certain Hitachi patents that Hitachi believes may be relevant to our business. We are currently analyzing the applicability of such patents to our business. If we determine that these patents are applicable to our business and valid, we may incur expense in licensing them. If we determine that these patents are not applicable to our business or invalid, we may incur expense and damages if there is litigation.

Bear Creek Technologies, Inc. On February 22, 2011, Bear Creek Technologies, Inc. (“Bear Creek”) filed a lawsuit against Vonage Holdings Corp., Vonage America, Inc., and Vonage Marketing LLC in the United States District Court for the Eastern District of Virginia (Norfolk Division) alleging that Vonage’s products and services are covered by United States Patent No. 7,899,722, entitled “System for Interconnecting Standard Telephony Communications Equipment to Internet Protocol Networks.” The suit also named numerous other defendants, including Verizon Communications, Inc., Comcast Corporation, Time-Warner Cable, Inc., AT&T,

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Inc., and T-Mobile USA Inc. On April 26, 2011, Bear Creek amended its complaint adding several defendants, dropping Vonage Communications (a non-existent entity) from the suit, and adding allegations of induced infringement and willful infringement. On May 9, 2011, Vonage filed a Motion to Sever Plaintiff’s Claims against the Vonage entities and transfer them to New Jersey. On May 27, 2011, Vonage filed a Motion to Dismiss Bear Creek’s Claims of Induced and Willful Infringement. Subsequently, other defendants filed similar motions to dismiss and sever and transfer. A hearing on the motions is scheduled for August 12, 2011.

From time to time, in addition to those identified above, we are subject to legal proceedings, claims, investigations, and proceedings in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment, and other matters. From time to time we receive letters from third parties initiating an opportunity for us to obtain patent licenses that might be relevant to our business. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss or range of loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Other than as set forth above, no additional reserves were recorded in the three months ended June 30, 2011. Litigation is inherently unpredictable. We believe that we have valid defenses with respect to the legal matters pending against us and are vigorously defending these matters. Given the uncertainty surrounding litigation and our inability to assess the likelihood of a favorable or unfavorable outcome in the above noted matters, it is possible that the resolution of one or more of these matters could have a material adverse effect on our consolidated financial position, cash flows or results of operations.

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

Federal – Local Number Portability

On May 13, 2009, the FCC adopted an order that reduced to one business day the amount of time that an interconnected VoIP provider such as us have to port a telephone number to another provider. If we, or third parties we rely upon for porting, have difficulty executing the new one-day porting requirement, we could be subject to FCC enforcement action.

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

Federal – Intercarrier Compensation

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

Stand-by Letters of Credit

We had stand-by letters of credit totaling $6,836 as of June 30, 2011 and $7,885 December 31, 2010, respectively.

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

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Vendor Commitments

We have engaged a vendor who will allow us access to a broad patent portfolio. We have committed to pay this vendor a minimum of approximately $1,800 through 2013.

We have committed to purchase communication devices from a vendor. We have committed to pay this vendor a minimum of approximately $3,500 in 2011, $2,700 in 2012, and $2,700 in 2013, respectively.

State and Municipal Taxes

In accordance with generally accepted accounting principles, we make a provision for a liability for taxes when it is both probable that a liability has been incurred and the amount of the liability or range of liability can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. For a period of time, we did not collect or remit state or municipal taxes (such as sales, excise, utility, use, and ad valorem taxes), fees or surcharges (“Taxes”) on the charges to our customers for our services, except that we historically complied with the New Jersey sales tax. We have received inquiries or demands from a number of state and municipal taxing and 911 agencies seeking payment of Taxes that are applied to or collected from customers of providers of traditional public switched telephone network services. Although we have consistently maintained that these Taxes do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations, a number of states have changed their statutes to expressly include VoIP and we are now collecting and remitting sales taxes in those states. In addition, many states address how VoIP providers should contribute to support public safety agencies, and in those states we remit fees to the appropriate state agencies. We could also be contacted by state or municipal taxing and 911 agencies regarding Taxes that do explicitly apply to VoIP and these agencies could seek retroactive payment of Taxes. As such, we have a reserve of $2,399 as of June 30, 2011 as our best estimate of the potential tax exposure for any retroactive assessment. We believe the maximum estimated exposure for retroactive assessments is approximately $6,845 as of June 30, 2011.

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

Recent Developments

On July 29, 2011, we entered into a credit agreement consisting of an $85,000 senior secured term loan and a $35,000 revolving credit facility (the “2011 Credit Facility”). The co-borrowers under the 2011 Credit Facility are us and Vonage America Inc., our wholly owned subsidiary. Obligations under the 2011 Credit Facility are guaranteed, fully and unconditionally, by our other United States subsidiaries and are secured by substantially all of the assets of each borrower and each of the guarantors. We used $100,000 of the available proceeds of the 2011 Credit Facility, plus $31,000 of cash on hand, to retire all of the debt under our then existing credit facility (the “2010 Credit Facility”), including a $1,000 prepayment fee to holders of the 2010 Credit Facility. In addition, we expect to record a loss on extinguishment of debt of approximately $8,000, representing acceleration of unamortized debt discount, acceleration of debt related costs, including a $1,000 prepayment fee to holders of the 2010 Credit Facility.

Overview

We are a leading provider of communications services connecting individuals through broadband devices worldwide. We rely heavily on our network, which is a flexible, scalable Session Initiation Protocol (SIP) based Voice over Internet Protocol, or VoIP, network that rides on top of the Internet. This platform enables a user via a single “identity,” either a number or user name, to access and utilize services and features regardless of how they are connected to the Internet, including over 3G, 4G, Cable, or DSL broadband networks. This technology enables us to offer attractively priced services that provide our customers with access to Vonage voice, messaging, and features, regardless of location, device, or their form of Internet access.

Our customers include both domestic callers and international long distance callers, which we classify as callers that make 20 or more minutes of international long distance calls per month within their plan. Our primary product offering is Vonage World, a residential plan with unlimited calling domestically and to more than 60 countries, including India, Mexico, and China, for a flat monthly rate. We believe the value and convenience provided by our Vonage World offer is particularly attractive to international long distance callers compared to offers by traditional telephone services, wireless providers, and calling card-based or PC-only services. To increase the visibility of our Vonage World offer to international callers, we have shifted an increasing portion of our marketing budget from broad national advertising as we target attractive segments of the international long distance market. We also began offering an end-to-end Spanish language experience in September 2010 and subsequently added telesales and customer care centers in Costa Rica and Chile to support these efforts. We introduced our first mobile offering in late 2009, an outbound long distance calling application, and Vonage Mobile for Facebook in August 2010, enabling inbound and outbound calling to a user’s Facebook friends. We anticipate leveraging our technology to offer additional applications for mobile and other connected devices to address existing markets such as our recently introduced Extensions and Time to Call products.

We serviced approximately 2.4 million subscriber lines as of June 30, 2011. Subscribers can sign-up through our direct sales channel, as represented by web-sites and toll free numbers, or purchase devices at our regional and national retailers, including Walmart and Fry’s Electronics. Our primary source of revenue is subscription fees that we charge customers for our service plans, primarily on a monthly basis. We also generate revenue from call usage that is not included in customers’ service plans and for additional features that customers add to their service plans. We bill customers in the United States, Canada, and the United Kingdom. Customers in the United States represented 94% of our subscriber lines at June 30, 2011.

Trends and Key Operating Data A number of trends have a significant effect on our results of operations and are important to an understanding of our financial statements. The table below includes key operating data that our management uses to measure the growth and operating performance of our business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Gross subscriber line additions	158,004	154,997	333,392	309,715
Change in net subscriber lines	(10,568)	(5,236)	(7,223)	(31,015)
Subscriber lines (at period end)	2,397,660	2,403,881	2,397,660	2,403,881
Average monthly customer churn	2.5%	2.3%	2.5%	2.5%
Average monthly revenue per line	$30.28	$31.21	$30.41	$31.23
Average monthly telephony services revenue per line	$30.14	$30.71	$30.23	$30.74
Average monthly direct cost of telephony services per line	$8.03	$8.72	$8.20	$8.64
Marketing costs per gross subscriber line addition	$330.44	$318.23	$304.79	$318.24
Employees (excluding temporary help) (at period end)	1,059	1,158	1,059	1,158

Broadband adoption. The number of United States households with broadband Internet access has grown significantly. On March 16, 2010, the Federal Communications Commission (the “FCC”) released its National Broadband Plan, which seeks, through supporting broadband deployment and programs, to encourage broadband adoption for the approximately 100 million United States residents who do not have broadband at home. We expect the trend of greater broadband adoption to continue. We benefit from this trend because our service requires a broadband Internet connection and our potential addressable market increases as broadband adoption increases.

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

Subscriber lines. Our subscriber lines include, as of a particular date, all subscriber lines from which a customer can make an outbound telephone call on that date. Our subscriber lines include fax lines and soft phones but do not include our virtual phone numbers or toll free numbers, which only allow inbound telephone calls to customers. Overall, subscriber lines decreased slightly from 2,404,883 as of December 31, 2010 to 2,397,660 as of June 30, 2011. For 2011, we continue to expect more gross subscriber lines than in 2010 and positive net subscriber lines.

         Average monthly customer churn. Average monthly customer churn for a particular period is calculated by dividing the number of customers that terminated during that period by the simple average number of customers during the period, and dividing the result by the number of months in the period. The simple average number of customers during the period is the number of customers on the first day of the period, plus the number of customers on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first 30 days after activation. Our average monthly customer churn increased to 2.5% for the three months ended June 30, 2011 compared to 2.3% for the three months ended June 30, 2010. We believe the increase in churn was primarily due to higher early life churn as a result of no longer requiring a minimum service period and higher churn rates associated with some ethnic calling segments. We monitor churn on a daily basis and use it as an indicator of the level of customer satisfaction. Other companies may calculate churn differently, and their churn data may not be directly comparable to ours. Customers who have been with us for a year or more tend to have a lower churn rate than customers who have not. Our churn will fluctuate over time due to economic conditions, competitive pressures including wireless substitution, marketplace perception of our services, and our ability to provide high quality customer care and network quality and add future innovative products and services.

Average monthly revenue per line. Average monthly revenue per line for a particular period is calculated by dividing our total revenue for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. The simple average number of subscriber lines for the period is the number of subscriber lines on the first day of the period, plus the number of subscriber lines on the last day of the period, divided by two. Our average monthly revenue per line decreased to $30.28 for the three months ended June 30, 2011 compared to $31.21 for the three months ended June 30, 2010. This decrease was primarily due to elimination of the disconnect fee and the equipment recovery fee for new customers beginning in September 2010 and lower activation fees as the historical deferred activation fees are amortized and new activation fees are no longer charged and deferred, partially offset by lower bad debt costs due to improved credit quality of customers.

Average monthly telephony services revenue per line. Average monthly telephony services revenue per line for a particular period is calculated by dividing our total telephony services revenue for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. Our average monthly telephony services revenue per line was $30.14 for the three months ended June 30, 2011 compared with $30.71 for the three months ended June 30, 2010.

Average monthly direct cost of telephony services per line. Average monthly direct cost of telephony services per line for a particular period is calculated by dividing our direct cost of telephony services for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. We use the average monthly direct cost of telephony services per line to evaluate how effective we are at managing our costs of providing service. Our average monthly direct cost of telephony services per line decreased to $8.03 for the three months ended June 30, 2011 compared to $8.72 for the three months ended June 30, 2010, due to more favorable rates negotiated with our service providers, the decrease in our network costs, and the decrease in E-911 costs. These decreases were offset by higher costs from higher international call volume associated with Vonage World. Direct cost of telephony services both overall and on a per line basis is expected to increase in 2011. The drivers of this increase are international calling by our growing base of Vonage World customers and potential increased regulatory termination charges in certain high volume countries.

Marketing cost per gross subscriber line addition. Marketing cost per gross subscriber line addition is calculated by dividing our marketing expense for a particular period by the number of gross subscriber line additions during the period. Marketing expense does not include the cost of certain customer acquisition activities, such as rebates and promotions, which are accounted for as an offset to revenues, or customer equipment subsidies, which are accounted for as direct cost of goods sold. As a result, it does not represent the full cost to us of obtaining a new customer. Our marketing cost per gross subscriber line addition increased to $330.44 for the three months ended June 30, 2011 from $318.23 for the three months ended June 30, 2010, due primarily to an increase in marketing costs compared to the prior year.

Employees. Employees represent the number of personnel that are on our payroll and exclude temporary or outsourced labor.

Regulation. Our business has developed in a relatively lightly regulated environment. The United States and other countries, however, are examining how VoIP services should be regulated. The November 2010 order by the FCC in response to a request by Kansas and Nebraska that permits states to impose state universal service fund obligations on VoIP service, discussed in Note 6 to our financial statements, is an example of efforts by regulators to determine how VoIP service fits into the telecommunications regulatory landscape. In addition to regulatory matters that directly address VoIP, a number of other regulatory initiatives could impact our business. One such regulatory initiative is net neutrality. In December 2010, the FCC adopted a revised set of net neutrality rules for broadband Internet service providers. These rules make it more difficult for broadband Internet service providers to block or discriminate against Vonage service. Several broadband Internet service providers have filed appeals of the FCC’s new rules at the D.C. Circuit Court of Appeals alleging that the FCC lacks authority to apply its rules to broadband Internet service providers. While the D.C. Circuit dismissed these particular appeals because they were premature, the FCC’s rules will be subject to appeal when the rules are published in the Federal Register. See also the discussion under “Regulation” in Note 6 to our financial statements for a discussion of these and certain other regulatory issues that impact us.

Operating Revenues

Operating revenues consists of telephony services revenue and customer equipment and shipping revenue.

Telephony services revenue. Substantially all of our operating revenues are telephony services revenue. In the United States, we have six residential plans, “Vonage World”, “World Premium Unlimited”, “Vonage Pro”, “U.S. and Canada Unlimited”, “U.S. and Canada 300”, and “U.S. and Canada 750”, two mobile plans, “Vonage World Mobile” and “Vonage Mobile Pay per Use” and two small office and home office calling plans, “Small Business Premium Unlimited Minutes” and “Small Business Basic 1500 Minutes”. Each of our unlimited plans other than Vonage World offers unlimited domestic calling as well as unlimited calling to Puerto Rico, Canada, and selected European countries, subject to certain restrictions, and each of our basic plans offers a limited number of domestic calling minutes per month. We also offer international calling plans that are bundled with our Residential Premium Unlimited plan where a customer can make calls to a chosen international region. We offer similar plans in Canada and the United Kingdom. The “Vonage World” plan, now available in the United States and Canada, offers unlimited calling across the United States and Puerto Rico, unlimited international calling to over 60 countries including India, Mexico, and Canada, subject to certain restrictions, and free voicemail to text messages with Vonage Visual Voicemail. Under our basic plans, we charge on a per minute basis when the number of domestic calling minutes included in the plan is exceeded for a particular month. International calls (except for calls to Puerto Rico, Canada and certain European countries under our unlimited plans and a variety of countries under international calling plans and Vonage World) are charged on a per minute basis. These per minute fees are not included in our monthly subscription fees. In October 2009, we launched Vonage Mobile, our first mobile calling application for smart phones. Vonage Mobile is a free downloadable application that provides seamless, low-cost pay-per-use international calling while on Wi-Fi or cellular networks, depending on the device. In December 2009, we began offering Vonage World Mobile using this mobile calling application. Bundle discounts are provided for customers who subscribe to both our residential and mobile Vonage World plans. In September 2010, we launched the Vonage World Canada plan, the first calling plan in Canada to offer unlimited international calls to landlines in over 60 countries for a flat rate.

We derive most of our telephony services revenue from monthly subscription fees that we charge our customers under our service plans. We also offer residential fax service, virtual phone numbers, toll free numbers and other services, and charge an additional monthly fee for each service. One business fax line is included with each of our two small office and home office plans, but we charge monthly fees for additional business fax lines. We automatically charge these fees to our customers’ credit cards, debit cards, or electronic check payments (“ECP”), monthly in advance. We also automatically charge the per minute fees not included in our monthly subscription fees to our customers’ credit cards, debit cards or ECP monthly in arrears unless they exceed a certain dollar threshold, in which case they are charged immediately.

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

In the United States, we charge regulatory, compliance, E-911, and intellectual property-related recovery fees on a monthly basis to defray costs, and to cover taxes that we are charged by the suppliers of telecommunications services. In addition, we recognize revenue on a gross basis for contributions to the Federal Universal Service Fund (“USF”) and related fees. All other taxes are recorded on a net basis.

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

Total direct cost of telephony services. Total direct cost of telephony services primarily consists of fees that we pay to third parties on an ongoing basis in order to provide our services. These fees include:

•

Access charges that we pay to other telephone companies to terminate domestic and international calls on the public switched telephone network. These costs represented approximately 49% and 47% of our total direct cost of telephony services for the three months ended June 30, 2011 and 2010, respectively, with a portion of these payments ultimately being made to incumbent telephone companies. When a Vonage subscriber calls another Vonage subscriber, we do not pay an access charge.

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

Marketing expense. Marketing expense includes:

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

Other Income (Expense) includes:

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

Results of Operations

The following table sets forth, as a percentage of consolidated operating revenues, our consolidated statement of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating Revenues:
Telephony services	100%	98%	99%	98%
Customer equipment and shipping	0	2	1	2

	100	100	100	100

Operating Expenses:
Direct cost of telephony services (excluding depreciation and amortization)	27	28	27	28
Direct cost of goods sold	4	6	5	7
Selling, general and administrative	27	27	27	26
Marketing	24	22	23	22
Depreciation and amortization	4	6	4	6

	86	89	86	89

Income from operations	14	11	14	11

Other Income (Expense):
Interest income	0	0	0	0
Interest expense	(3)	(5)	(3)	(5)
Change in fair value of embedded features within notes payable and stock warrant	0	(4)	0	(2)
Loss on extinguishment of notes	(1)	(2)	(1)	(1)
Other income (expense), net	0	0	0	0

	(4)	(11)	(4)	(8)
Income (loss) before income tax expense	10	0	10	3
Income tax expense	0	0	0	0

Net Income (loss)	10%	0%	10%	3%

Summary of Results for the Three and Six months ended June 30, 2011 and June 30, 2010

Telephony Services Revenue and Direct Cost of Telephony Services (in thousands, except percentages)	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	Dollar Change	Percent Change	2011	2010	Dollar Change	Percent Change
Telephony services	$217,288	$221,704	$(4,416)	(2%)	$435,518	$446,231	$(10,713)	(2%)
Direct cost of telephony services (1)	57,883	62,969	(5,086)	(8%)	118,072	125,464	(7,392)	(6%)

(1)	Excludes depreciation and amortization of $3,867, $4,959, $7,991, and $9,940, respectively.

Telephony services revenue. For the three months ended June 30, 2011, telephony services revenue decreased by $4,416, or 2%, compared to the three months ended June 30, 2010. This was primarily driven by a decrease in activation fees of $3,022 as the historical deferred activation fees are amortized and new activation fees are no longer charged and deferred and a decrease in fees that we charged for disconnecting our service of $2,381 due to fewer disconnections and elimination of disconnect fees for new customers beginning in September 2010. There was a reduction in international minutes of use revenue of $580 and a decrease in additional features revenue of $868 due primarily to customers opting for our Vonage World offering, which now includes free directory assistance. In addition, there was an increase in credits issued to subscribers of $661 and a decrease in our regulatory recovery and E-911 fees of $984. These decreases were offset by a decrease of $2,922 in bad debt expense due to improved customer credit quality and lower non-pay churn, an increase in monthly subscription fees of $657 due to changes in plan mix, an increase in overage in plan minutes of $278, and an increase in other revenue of $223.

For the six months ended June 30, 2011, telephony services revenue decreased by $10,713, or 2%, compared to the six months ended June 30, 2010. This was primarily driven by a decrease in monthly subscription fees of $5,732 due to changes in plan mix and a decrease in activation fees of $8,869 as the historical deferred activation fees are amortized and new activation fees are no longer charged and deferred. There was a decrease in fees that we charged for disconnecting our service of $4,887 due to fewer disconnections and elimination of disconnect fees for new customers beginning in September 2010, a reduction in international minutes of use revenue of $1,238, and a decrease in additional features revenue of $1,847 due primarily to customers opting for our Vonage World offering, which now includes free directory assistance. In addition, there was an increase in credits issued to subscribers of $328. These decreases were offset by an increase in our regulatory recovery and E-911 fees of $4,993 that we collected from subscribers due to pricing actions in 2010, a decrease of $6,610 in bad debt expense due to improved customer credit quality and lower non-pay churn, an increase in overage in plan minutes of $368, and in increase in other revenue of $217.

Direct cost of telephony services. For the three months ended June 30, 2011 compared to 2010, the decrease in direct cost of telephony services of $5,086, or 8%, was primarily due to a decrease in termination costs of $4,760, which are costs that we pay other phone companies for terminating phone calls, due to improved termination rates and fewer minutes of use, a decrease in our network costs of $1,535, which includes costs for co-locating in other carriers’ facilities, for leasing phone numbers, routing calls on the Internet, E-911 costs, and transferring calls to and from the Internet to the public switched telephone network due to improved rates, and a decrease in local number portability costs of $180 due to lower rates. There was a decrease of USF and related fees imposed by government agencies of $1,947 and a decrease in other costs of $204. These decreases were partially offset by an increased cost of $3,540 from higher international call volume associated with Vonage World.

For the six months ended June 30, 2011 compared to 2010, the decrease in direct cost of telephony services of $7,392, or 6%, was primarily due to a decrease in termination costs of $9,194, which are costs that we pay other phone companies for terminating phone calls, due to improved termination rates and fewer minutes of use, a decrease in our network costs of $3,215, which includes costs for co-locating in other carriers’ facilities, for leasing phone numbers, routing calls on the Internet, E-911 costs, and transferring calls to and from the Internet to the public switched telephone network due to improved rates, and a decrease in local number portability costs of $548 due to lower rates. There was a decrease of USF and related fees imposed by government agencies of $1,985 and decrease in other cost of $201. These decreases were partially offset by an increased cost of $7,751 from higher international call volume associated with Vonage World.

Customer Equipment and Shipping Revenue and Direct Cost of Goods Sold (in thousands, except percentages)	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	Dollar Change	Percent Change	2011	2010	Dollar Change	Percent Change
Customer equipment and shipping revenue	$997	$3,637	$(2,640)	(73%)	$2,608	$7,061	$(4,453)	(63%)
Direct cost of goods sold	9,865	14,053	(4,188)	(30%)	20,920	30,700	(9,780)	(32%)

Customer equipment and shipping gross loss	$(8,868)	$(10,416)	$1,548	15%	$(18,312)	$(23,639)	$5,327	23%

Customer equipment and shipping revenue. For the three months ended June 30, 2011 compared to 2010, our customer equipment and shipping revenue decreased by $2,640, or 73%, primarily due to a decrease in equipment sales, net of rebates, of $2,766 related to lower equipment recovery fees due to fewer terminations and elimination of equipment recovery fees for new customers beginning in September 2010. This was offset by an increase in customer shipping revenue of $126 due to higher customer additions.

For the six months ended June 30, 2011 compared to 2010, our customer equipment and shipping revenue decreased by $4,453, or 63%, primarily due to a decrease in equipment sales, net of rebates, of $4,735 related to lower equipment recovery fees due to fewer terminations and elimination of equipment recovery fees for new customers beginning in September 2010. This was offset by an increase in customer shipping revenue of $282 due to higher customer additions.

Direct cost of goods sold. For the three months ended June 30, 2011 compared to 2010, the decrease in direct cost of goods sold of $4,188, or 30%, was primarily due to a decrease in customer equipment costs of $2,211 resulting from a lower cost device introduced in September 2010, lower promotional activity and a corresponding decrease in shipping costs of $239, and a decrease in amortization costs on deferred customer equipment of $2,477 as the historical deferred customer equipment costs are amortized and new customer equipment costs are no longer charged and deferred. These decreases were offset by an increase in waived activation fees for new customers of $739.

For the six months ended June 30, 2011 compared to 2010, the decrease in direct cost of goods sold of $9,780, or 32%, was primarily due to a decrease in customer equipment costs of $4,467 resulting from a lower cost device introduced in September 2010, lower promotional activity and a corresponding decrease in shipping costs of $399, and a decrease in amortization costs on deferred customer equipment of $7,108 as the historical deferred customer equipment costs are amortized and new customer equipment costs are no longer charged and deferred. These decreases were offset by an increase in waived activation fees for new customers of $2,194.

Selling, General and Administrative (in thousands, except percentages)	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	Dollar Change	Percent Change	2011	2010	Dollar Change	Percent Change
Selling, general and administrative	$58,481	$60,768	$(2,287)	(4%)	$116,724	$121,555	$(4,831)	(4%)

Selling, general and administrative. For the three months ended June 30, 2011 compared to 2010, there was a decrease in selling, general, and administrative expenses of $2,287, or 4%. This decrease was primarily due to a decrease in salary related expense, outsourced temporary labor, and severance costs of $2,749, a decrease in uncollected state and municipal tax expense of $924, and a decrease in credit card fees of $294. Additionally, we had a decrease in professional fees of $1,490. These decreases were offset by an increase in share based cost of $1,524 and higher retail kiosk costs of $1,587 due to the expansion of event teams, and an increase in facility and other costs of $59.

For the six months ended June 30, 2011 compared to 2010, there was a decrease in selling, general, and administrative expenses of $4,831, or 4%. This decrease was primarily due to a decrease in salary related expense, outsourced temporary labor, and severance costs of $3,892, a decrease in facility and other costs of $537, and a decrease in credit card fees of $540. Additionally, we had a decrease in settlement costs related to litigation and contractual disputes of $2,010, a decrease in professional fees of $2,342, and a decrease in uncollected state and municipal tax expense of $912. These decreases were offset by an increase in share based cost of $2,981 and higher retail kiosk costs of $2,421 due to the expansion of event teams.

Marketing (in thousands, except percentages)	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	Dollar Change	Percent Change	2011	2010	Dollar Change	Percent Change
Marketing	$52,211	$49,324	$2,887	6%	$101,615	$98,564	$3,051	3%

Marketing. For the three months ended June 30, 2011 compared to 2010, there was a slight increase in marketing expense of $2,887, or 6%, primarily related to an increase in direct mail costs of $6,308, television advertising of $2,586, and retail advertising of $1,209. These increases were offset by a decrease in online advertising of $5,989, other marketing of $644, and alternative media of $583.

For the six months ended June 30, 2011 compared to 2010, there was a slight increase in marketing expense of $3,051, or 3%, primarily related to an increase in direct mail costs of $10,235, television advertising of $6,475, and retail advertising of $1,812. These increases were offset by a decrease in online advertising of $13,360, other marketing of $1,132, and alternative media of $979.

Depreciation and Amortization (in thousands, except percentages)	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	Dollar Change	Percent Change	2011	2010	Dollar Change	Percent Change
Depreciation and amortization	$8,664	$13,929	$(5,265)	(38%)	$19,730	$27,697	$(7,967)	(29%)

Depreciation and amortization. The decrease in depreciation and amortization of $5,265, or 38%, for the three months ended June 30, 2011 compared to 2010, was primarily due to lower impairment charges of $358, lower depreciation of network equipment, computer hardware, and furniture of $1,898, and lower software amortization of $3,009 due to certain projects being fully amortized.

The decrease in depreciation and amortization of $7,967, or 29%, for the six months ended June 30, 2011 compared to 2010, was primarily due to lower impairment charges of $494, lower depreciation of network equipment, computer hardware, and furniture of $3,173, and lower software amortization of $4,300 due to certain projects being fully amortized.

Other Income (Expense) (in thousands, except percentages)	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	Dollar Change	Percent Change	2011	2010	Dollar Change	Percent Change
Interest income	$37	$173	$(136)	(79%)	$79	$226	$(147)	(65%)
Interest expense	(5,588)	(12,423)	6,835	55%	(12,190)	(25,634)	13,444	52%
Change in fair value of embeded features within notes payable and stock warrant	0	(8,241)	8,241	100%	(950)	(7,406)	6,456	87%
Loss on extinguishment of notes	(3,228)	(3,985)	757	19%	(3,821)	(2,947)	(874)	(30%)
Other income (expense), net	44	(43)	87	202%	42	60	(18)	(30%)

	$(8,735)	$(24,519)	$15,784		$(16,840)	$(35,701)	$18,861

Interest income. For the three and six months ended June 30, 2011 compared to 2010, the decrease in interest income was due to lower interest rates and lower average cash balance driven by the prepayment on our 2010 Credit Facility.

Interest expense. For the three and six months ended June 30, 2011 compared to 2010, the decrease in interest expense was due to the reduced interest rate on our 2010 Credit Facility resulting from our refinancing in December 2010 and lower principal outstanding due to prepayments in 2011.

Change in fair value of embedded features within notes payable and stock warrant. The change in fair value of the embedded conversion option within our convertible notes (“Convertible Notes”) fluctuated with changes in the price of our common stock and was $0 during 2011 compared to loss of $7,799 and $7,002, respectively, for the three and six months ended June 30, 2010 as all Convertible Notes had been converted as of December 31, 2010. The change in the fair value of our stock warrant fluctuated with changes in the price of our common stock and was an expense of $0 and $950 for the three and six months ended June 30, 2011, as the stock warrant was exercised during the three months ended March 31, 2011, compared to $442 and $404 for the three and six months ended June 30, 2010. An increase in our stock price resulted in expense while a decrease in our stock price resulted in income.

Gain (loss) on extinguishment of notes. The loss on extinguishment of notes for the three and six months ended June 30, 2011 was due to the acceleration of unamortized debt discount and debt related costs in connection with prepayments of our 2010 Credit Facility. The loss on extinguishment of notes for the three and six months ended June 30, 2010 was attributable to the conversion of a portion of our Convertible Notes.

Other. For the three and six months ended June 30, 2011 compared to 2010, net other income and expense increased by $87, or 202%, and decreased by $18, or 30%, respectively.

Income Tax Expense (in thousands, except percentages)	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	Dollar Change	Percent Change	2011	2010	Dollar Change	Percent Change
Income tax expense	$(698)	$(341)	$(357)	(105%)	$(1,364)	$(205)	$(1,159)	(565%)

Provision for Income Taxes

The provision represents the federal alternative minimum tax and state and local income taxes currently payable.

We participated in the State of New Jersey’s corporation business tax benefit certificate transfer program, which allows certain high technology and biotechnology companies to transfer unused New Jersey net operating loss carryovers to other New Jersey corporation business taxpayers. During 2003 and 2004, we submitted an application to the New Jersey Economic Development Authority, or EDA, to participate in the program and the application was approved. The EDA then issued a certificate certifying our eligibility to participate in the program. The program requires that a purchaser pay at least 75% of the amount of the surrendered tax benefit. For the six months ended June 30, 2011 and 2010, we sold $0 and $2,194, respectively, of our New Jersey State net operating loss carry forwards for a recognized benefit of $0 in 2011 and $168 in 2010. Collectively, all transactions represent approximately 85% of the surrendered tax benefit each year and have been recognized in the year received.

Net Income (Loss) (in thousands, except percentages)	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	Dollar Change	Percent Change	2011	2010	Dollar Change	Percent Change
Net Income (loss)	$21,748	$(562)	$22,310	*	$42,861	$13,406	$29,455	220%

Net Income. Based on the explanations described above, our net income of $21,748 for the three months ended June 30, 2011 increased by $22,310, from net loss of $562 for the three months ended June 30, 2010.

Based on the explanations described above, our net income of $42,861 for the six months ended June 30, 2011 increased by $29,455, or 220%, from $13,406 for the six months ended June 30, 2010.

Liquidity and Capital Resources

Overview

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2011	2010
	(in thousands)
Net cash provided by operating activities	$62,608	$144,518
Net cash used in investing activities	(12,417)	(26,042)
Net cash used in financing activities	(66,908)	(24,484)

For the six months ended June 30, 2011, we generated income from operations. We expect to continue to balance efforts to grow our customer base while consistently achieving operating profitability. To grow our customer base, we continue to make investments in marketing, application development as we seek to launch new services, network quality and expansion, and customer care. Although we believe we will achieve consistent profitability in the future, we ultimately may not be successful and we may never achieve consistent operating profitability. We believe that cash flow from operations and cash on hand will fund our operations for at least the next twelve months.

December 2010 Financing

On December 14, 2010, we entered into the 2010 Credit Facility consisting of a $200,000 senior secured term loan. The co-borrowers under the 2010 Credit Facility were us and Vonage America Inc., our wholly owned subsidiary. Obligations under the 2010 Credit Facility were guaranteed, fully and unconditionally, by our other United States subsidiaries and are secured by substantially all of the assets of each borrower and each of the guarantors. An affiliate of the chairman of our board of directors and one of our principal stockholders was a lender under the 2010 Credit Facility.

Use of Proceeds

We used the net proceeds of the 2010 Credit Facility of $194,000 ($200,000 principal amount less original discount of $6,000), plus $102,090 of cash on hand, to (i) exercise our existing right to retire debt under our prior senior secured first lien credit facility (the “First Lien Senior Facility”) for 100% of the contractual make-whole price, (ii) retire debt under our prior senior secured second lien credit facility (the “Second Lien Senior Facility”) at a more than 25% discount to the contractual make-whole price, and (iii) cause the conversion of all outstanding third lien Convertible Notes into 8,276 shares of our common stock. We also incurred $11,444 of debt related costs in connection with the 2010 Credit Facility, repayment of our First Lien Senior Facility and our Second Lien Senior Facility, and conversion of our Convertible Notes.

Repayments

For the six months ended June 30, 2011, we made repayments under the 2010 Credit Facility of $70,000, with $20,000 designated to cover our 2011 mandatory amortization and the remainder designated to cover our 2011 annual excess cash flow mandatory repayment, if any.

As of June 30, 2011, we were in compliance with all covenants, including financial covenants, for the 2010 Credit Facility.

July 2011 Financing

On July 29, 2011, we entered into the 2011 Credit Facility consisting of an $85,000 senior secured term loan and a $35,000 revolving credit facility. The co-borrowers under the 2011 Credit Facility are us and Vonage America Inc., our wholly owned subsidiary. Obligations under the 2011 Credit Facility are guaranteed, fully and unconditionally, by our other United States subsidiaries and are secured by substantially all of the assets of each borrower and each of the guarantors.

Use of Proceeds

We used $100,000 of the net available proceeds of the 2011 Credit Facility, plus $31,000 of cash on hand, to retire all of the debt under our 2010 Credit Facility, including a $1,000 prepayment fee to holders of the 2010 Credit Facility.

2011 Credit Facility Terms

The following description summarizes the material terms of the 2011 Credit Facility:

The loans under the 2011 Credit Facility mature in July 2014. Principal amounts under the 2011 Credit Facility are repayable in quarterly installments of approximately $7,100 per quarter for the senior secured term loan. The unused portion of our revolving credit facility incurs a 0.50% commitment fee.

Outstanding amounts under each of the senior secured term loan and the revolving credit facility, at our option, will bear interest at:

•

LIBOR (applicable to one-, two-, three- or six-month periods) plus, an applicable margin equal to 3.25% if our consolidated leverage ratio is less than 0.75 to 1.00, 3.5% if our consolidated leverage ratio is greater than or equal to 0.75 to 1.00 and less than 1.50 to 1.00, and 3.75% if our consolidated leverage ratio is greater than or equal to 1.50 to 1.00, payable on the last day of each relevant interest period or, if the interest period is longer than three months, each day that is three months after the first day of the interest period, or

•

the base rate determined by reference to the highest of (a) the federal funds effective rate from time to time plus 0.50%, (b) the prime rate of JPMorgan Chase Bank, N.A., and (c) the LIBOR rate applicable to one month interest periods plus 1.00%, plus an applicable margin equal to 2.25% if our consolidated leverage ratio is less than 0.75 to 1.00, 2.5% if our consolidated leverage ratio is greater than or equal to 0.75 to 1.00 and less than 1.50 to 1.00, and 2.75% if our consolidated leverage ratio is greater than or equal to 1.50 to 1.00, payable on the last business day of each March, June, September, and December and the maturity date of the 2011 Credit Facility.

The 2011 Credit Facility provides greater flexibility to the Company in funding acquisitions and restricted payments, such as stock buybacks, than the 2010 Credit Facility.

We may prepay the 2011 Credit Facility at our option at any time without premium or penalty. The 2011 Credit Facility is subject to mandatory prepayments in amounts equal to:

•

100% of the net cash proceeds from any non-ordinary course sale or other disposition of our property and assets for consideration in excess of a certain amount subject to customary reinvestment provisions and certain other exceptions and

•	100% of the net cash proceeds received in connection with other non-ordinary course transactions, including insurance proceeds not otherwise applied to the relevant insurance loss.

Subject to certain restrictions and exceptions, the 2011 Credit Facility permits us to obtain one or more incremental term loans and/or revolving credit facilities in an aggregate principal amount of up to $60,000 plus an amount equal to repayments of the senior secured term loan upon providing documentation reasonably satisfactory to the administrative agent, without the consent of the existing lenders under the 2011 Credit Facility.

The 2011 Credit Facility includes customary representations and warranties and affirmative covenants of the borrowers. In addition, the 2011 Credit Facility contains customary negative covenants, including, among other things, restrictions on the ability of us and our subsidiaries to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, consummate acquisitions, make investments, and pay dividends and other distributions. We must also comply with the following financial covenants:

•	a consolidated leverage ratio of no greater than 2.00 to 1.00;

•	a consolidated fixed coverage charge ratio of no less than 1.75 to 1.00;

•	minimum cash of $25,000 including the unused portion of the revolving credit facility; and

•

maximum capital expenditures not to exceed $55,000 during any fiscal year, provided that the unused amount of any permitted capital expenditures in any fiscal year may be carried forward to the next following fiscal year, plus a portion of annual excess cash flow up to $8,000.

The 2011 Credit Facility contains customary events of default that may permit acceleration of the debt. During the continuance of a payment default, interest will accrue at a default interest rate of 2% above the interest rate which would otherwise be applicable, in the case of loans, and at a rate equal to the rate applicable to base rate loans plus 2%, in the case of all other amounts.

State and Local Sales Taxes

We also have contingent liabilities for state and local sales taxes. As of June 30, 2011, we had a reserve of $2,399. If our ultimate liability exceeds this amount, it could affect our liquidity unfavorably. However, we do not believe it would significantly impair our liquidity.

Capital expenditures

For the six months ended June 30, 2011, capital expenditures were primarily for the implementation of software solutions and purchase of network equipment as we continue to expand our network. Our capital expenditures for the six months ended June 30, 2011 were $13,464, of which $8,297 was for software acquisition and development. For 2011, we believe our capital expenditures will be approximately $40,000. The majority of these expenditures are comprised of investments in information technology and systems infrastructure, including the new Amdocs billing and order management system we are in the process of implementing. We expect the platform to be operational before the end of the year and our intention is to begin migrating customers during the first quarter of next year.

Operating Activities

Cash provided by operating activities decreased to $62,608 for the six months ended June 30, 2011 compared to $144,518 for the six months ended June 30, 2010, primarily due to the timing of payments of accounts payable and accrued expenses.

Changes in working capital requirements include changes in accounts receivable, inventory, prepaid and other assets, accounts payable, accrued and other liabilities and deferred revenue and costs. Cash provided by working capital requirements decreased by $89,086 during the six months ended June 30, 2011 compared to the prior year period primarily due to timing of payments.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2011 of $12,417 was attributable to capital expenditures of $5,167 and development of software assets of $8,297, offset by a decrease in restricted cash of $1,047 due primarily to the return of partial security deposit on our leased office property in Holmdel, New Jersey.

Cash used in investing activities for the six months ended June 30, 2010 of $26,042 was attributable to capital expenditures of $7,366, development of software assets of $8,740, and an increase in restricted cash of $9,936, primarily due to funding of a concentration account, partially offset by the reduction of $17,322 of reserves held by our credit card processors as a result of improvements in our credit quality.

Financing Activities

Cash used in financing activities for the six months ended June 30, 2011 of $66,908 was primarily attributable to $70,000 in Credit Facility principal payments and $851 in capital lease payments, offset by $3,943 in proceeds received from the exercise of stock options and a common stock warrant.

Cash used in financing activities for the six months ended June 30, 2010 of $24,484 was attributable to $23,838 in First Lien Senior Facility principal payments and $714 in capital lease payments.

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

On an ongoing basis, we evaluate our estimates, including the following:

•	those related to the average customer life used to amortize deferred revenue and deferred customer acquisition costs associated with customer activation;

•	the useful lives of property and equipment, software costs, and intangible assets;

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

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 (“ASU 2011-04”) “Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. This ASU changes several aspects of the fair measurement guidance in FASB ASC 820. In addition, ASU 2011-04 includes several new fair value disclosure requirements, including, among other things, information about valuation techniques and unobservable inputs used in Level 3 fair value measurements and a narrative description of Level 3 measurements’ sensitivity to changes in unobservable inputs. It is effective during interim and annual periods beginning after December 15, 2011. We are currently evaluating the impact of ASU 2011-04 on our financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05 (“ASU 2011-05”) “Comprehensive Income (Topic 220), Presentation of Comprehensive Income”. The objective of ASU 2011-05 is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The amendments in ASU 2011-05 should be applied retrospectively. It is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. We are currently evaluating the timing of adopting ASU 2011-05.

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

On July 29, 2011, we entered into the 2011 Credit Facility. We are exposed to interest rate risk since amounts payable under the Credit Facility, at our option, bear interest at:

•

LIBOR plus, an applicable margin equal to 3.25% if our consolidated leverage ratio is less than 0.75 to 1.00, 3.5% if our consolidated leverage ratio is greater than or equal to 0.75 to 1.00 and less than 1.50 to 1.00, and 3.75% if our consolidated leverage ratio is greater than or equal to 1.50 to 1.00, payable on the last day of each relevant interest period or, if the interest period is longer than three months, each day that is three months after the first day of the interest period, or

•

the base rate determined by reference to the highest of (a) the federal funds effective rate from time to time plus 0.50%, (b) the prime rate of JPMorgan Chase Bank, N.A., and (c) the LIBOR rate applicable to one month interest periods plus 1.00%, plus an applicable margin equal to 2.25% if our consolidated leverage ratio is less than 0.75 to 1.00, 2.5% if our consolidated leverage ratio is greater than or equal to 0.75 to 1.00 and less than 1.50 to 1.00, and 2.75% if our consolidated leverage ratio is greater than or equal to 1.50 to 1.00, payable on the last business day of each March, June, September, and December and the maturity date of the Credit Facility.

If the interest rate on our variable rate debt changed by 1%, our annual debt service payment would change by approximately $1,000.

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

Item  2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 5. Other Information

None

Item 6. Exhibits

10.1	Credit Agreement, dated as of July 29, 2011 among Vonage Holdings Corp. and Vonage America Inc., as borrowers, various lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, and RBS Citizens, N.A., as Syndication Agent.(2)

10.2*	Letter Agreement, dated May 8, 2011, between Vonage Holdings Corp. and Scott Ballantyne(1)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

*	Management contract or compensatory plan or arrangement.

(1)	Filed herewith.
(2)	Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on July 29, 2011.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VONAGE HOLDINGS CORP.

Dated: August 4, 2011	By:	/s/ BARRY ROWAN
Barry Rowan
Executive Vice President, Chief Financial Officer,
Chief Administrative Officer and Treasurer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

10.1	Credit Agreement, dated as of July 29, 2011 among Vonage Holdings Corp. and Vonage America Inc., as borrowers, various lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, and RBS Citizens, N.A., as Syndication Agent.(2)

10.2*	Letter Agreement, dated May 8, 2011, between Vonage Holdings Corp. and Scott Ballantyne(1)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

*	Management contract or compensatory plan or arrangement.

(1)	Filed herewith.
(2)	Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on July 29, 2011.