Form 10-Q
period 2011-09-30
VONAGE HOLDINGS CORP
filed 2011-11-04
CIK 1272830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2011
Common Stock, par value $0.001	225,557,501 shares

VONAGE HOLDINGS CORP.

Financial Information Presentation

For the financial information discussed in this Quarterly Report on Form 10-Q, other than per share and per line amounts, dollar amounts are presented in thousands, except where noted.

Part I – Financial Information

Item 1.Financial	Statements

VONAGE HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	September 30, 2011	December 31, 2010
	(unaudited)
Assets
Assets
Current assets:
Cash and cash equivalents	$55,590	$78,934
Accounts receivable, net of allowance of $667 and $588, respectively	17,747	15,207
Inventory, net of allowance of $253 and $763, respectively	7,161	6,143
Deferred customer acquisition costs, current	4,988	6,481
Prepaid expenses and other current assets	18,242	17,231

Total current assets	103,728	123,996

Property and equipment, net	69,970	79,050
Software, net	42,374	35,516
Deferred customer acquisition costs, non-current	786	1,093
Debt related costs, net	2,404	5,372
Restricted cash	6,930	7,978
Intangible assets, net	3,328	4,186
Other assets	3,035	3,201

Total assets	$232,555	$260,392

Liabilities and Stockholders’ Deficit
Liabilities
Current liabilities:
Accounts payable	$48,162	$37,128
Accrued expenses	85,893	89,407
Deferred revenue, current portion	40,891	43,397
Current maturities of capital lease obligations	2,019	1,783
Indebtedness under revolving credit facility	15,000	0
Current portion of notes payables	28,333	20,000

Total current liabilities	220,298	191,715

Notes payable, net of discount and current maturities	49,583	173,004
Deferred revenue, net of current portion	1,308	1,784
Capital lease obligations, net of current maturities	16,126	17,665
Other liabilities, net of current portion in accrued expenses	0	5,871

Total liabilities	287,315	390,039

Commitments and Contingencies
Stockholders’ Deficit
Common stock, par value $0.001 per share; 596,950 shares authorized at September 30, 2011 and December 31, 2010; 227,788 and 223,454 shares issued at September 30, 2011 and December 31, 2010, respectively; 225,517 and 221,566 shares outstanding at September 30, 2011 and December 31, 2010, respectively	228	223
Additional paid-in capital	1,070,628	1,053,805
Accumulated deficit	(1,113,003)	(1,171,901)
Treasury stock, at cost, 2,271 shares at September 30, 2011 and 1,888 shares at December 31, 2010	(14,526)	(13,139)
Accumulated other comprehensive income	1,913	1,365

Total stockholders’ deficit	(54,760)	(129,647)

Total liabilities and stockholders’ deficit	$232,555	$260,392

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating Revenues:
Telephony services	$215,824	$212,135	$651,342	$658,366
Customer equipment and shipping	683	1,991	3,291	9,052

	216,507	214,126	654,633	667,418

Operating Expenses:
Direct cost of telephony services (excluding depreciation and amortization of $3,864, $4,357, $11,855 and $14,297, respectively)	59,230	60,263	177,302	185,727
Direct cost of goods sold	10,711	13,214	31,631	43,914
Selling, general and administrative	59,451	58,908	176,175	180,463
Marketing	51,044	49,254	152,659	147,818
Depreciation and amortization	8,683	12,649	28,413	40,346

	189,119	194,288	566,180	598,268

Income from operations	27,388	19,838	88,453	69,150

Other Income (Expense):
Interest income	33	154	112	380
Interest expense	(2,926)	(11,569)	(15,116)	(37,203)
Change in fair value of embedded features within notes payable and stock warrant	0	(62,150)	(950)	(69,556)
Loss on extinguishment of notes	(7,985)	(1,545)	(11,806)	(4,492)
Other income (expense), net	(47)	(19)	(5)	41

	(10,925)	(75,129)	(27,765)	(110,830)

Income (loss) before income tax expense	16,463	(55,291)	60,688	(41,680)

Income tax expense	(426)	(91)	(1,790)	(296)

Net income (loss)	$16,037	$(55,382)	$58,898	$(41,976)

Net income (loss) per common share:
Basic	$0.07	$(0.26)	$0.26	$(0.20)

Diluted	$0.07	$(0.26)	$0.24	$(0.20)

Weighted-average common shares outstanding:
Basic	225,281	212,086	223,903	208,278

Diluted	241,189	212,086	242,295	208,278

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$58,898	$(41,976)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization and impairment charges	27,555	39,487
Amortization of intangibles	858	859
Change in fair value of embedded features in notes payable and stock warrant	950	69,556
Loss on extinguishment of notes	11,806	4,492
Amortization of discount on notes	914	3,723
Accrued interest paid in-kind	0	13,471
Allowance for doubtful accounts	72	(438)
Allowance for obsolete inventory	355	1,848
Amortization of debt related costs	994	1,080
Share-based expense	10,460	5,831
Changes in operating assets and liabilities:
Accounts receivable	(2,634)	(3,503)
Inventory	(1,400)	1,667
Prepaid expenses and other current assets	(1,023)	18,739
Deferred customer acquisition costs	1,800	13,660
Other assets	166	9,069
Accounts payable	11,046	24,414
Accrued expenses	(4,785)	33,950
Deferred revenue	(2,917)	(15,584)
Other liabilities	(4,974)	(4,991)

Net cash provided by operating activities	108,141	175,354

Cash flows from investing activities:
Capital expenditures	(8,853)	(11,346)
Acquisition and development of software assets	(16,550)	(13,266)
Decrease (increase) in restricted cash	1,048	(4,809)

Net cash used in investing activities	(24,355)	(29,421)

Cash flows from financing activities:
Principal payments on capital lease obligations	(1,303)	(1,095)
Principal payments on notes	(207,083)	(41,792)
Proceeds from issuance of notes payable	100,000	0
Extinguishment of notes	(1,054)	0
Debt related costs	(2,697)	0
Proceeds from exercise of stock options and stock warrant	4,521	797

Net cash used in financing activities	(107,616)	(42,090)

Effect of exchange rate changes on cash	486	195

Net change in cash and cash equivalents	(23,344)	104,038
Cash and cash equivalents, beginning of period	78,934	32,213

Cash and cash equivalents, end of period	$55,590	$136,251

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$14,079	$22,677

Income taxes	$1,215	$93

Non-cash financing transactions during the periods for:
Conversion of convertible notes into common stock:
Third lien convertible notes, net of discount and debt related costs	$0	$2,562

Embedded conversion option within third lien convertible notes	$0	$14,563

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2010	$223	$1,053,805	$(1,171,901)	$(13,139)	$1,365	$(129,647)
Stock option exercises	5	4,218				4,223
Share-based expense		10,460				10,460
Share-based award activity				(1,387)		(1,387)
Warrant exercise		2,145				2,145
Comprehensive income:
Foreign currency translation adjustment					548	548
Net income			58,898			58,898

Total comprehensive income	0	0	58,898	0	548	59,446

Balance at September 30, 2011	$228	$1,070,628	$(1,113,003)	$(14,526)	$1,913	$(54,760)

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 1.    Basis of Presentation and Significant Accounting Policies

Nature of Operations

Vonage Holdings Corp. (“Vonage”, “Company”, “we”, “our”, “us”) is incorporated as a Delaware corporation. We are a leading provider of communications services connecting people through broadband devices worldwide. While customers in the United States represented 94% of our subscriber lines at September 30, 2011, we also bill customers in Canada and the United Kingdom.

Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations, cash flows, and statement of stockholders’ deficit for the periods presented. The results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.

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

•

assumptions used for the purpose of determining share-based compensation and the fair value of our prior stock warrant using the Black-Scholes option pricing model (“Model”), and various other assumptions that we believe to be reasonable; the key inputs for this Model are our stock price at valuation date, exercise price, the dividend yield, risk-free interest rate, life in years, and historical volatility of our common stock;

•	assumptions used in determining the need for, and amount of, a valuation allowance on net deferred tax assets;

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

At the time a customer signs up for our telephony services, there are the following deliverables:

•	Providing equipment, if any, to the customer that enables our telephony services and

•	Providing telephony services.

The equipment is provided free of charge to our customers and in most instances there are no fees collected at sign-up. We record the fees collected for shipping the equipment to the customer, if any, as shipping and handling revenue at the time of shipment.

A further description of our revenues is as follows:

Telephony Services Revenue

Substantially all of our operating revenues are telephony services revenues, which are derived primarily from monthly subscription fees that customers are charged under our service plans. We also derive telephony services revenues from per minute fees for international calls if not covered under a plan, including stand-alone products, and for any calling minutes in excess of a customer’s monthly plan limits. Monthly subscription fees are automatically charged to customers’ credit cards, debit cards or electronic check payments (“ECP”) in advance and are recognized over the following month when services are provided. Revenues generated from international calls if not covered under a plan and from customers exceeding allocated call minutes under limited minute plans are recognized as services are provided, that is, as minutes are used, and are billed to a customer’s credit cards, debit cards or ECP in arrears. As a result of our multiple billing cycles each month, we estimate the amount of revenues earned from international calls if not covered under a plan and from customers exceeding allocated call minutes under limited minute plans but not billed from the end of each billing cycle to the end of each reporting period and record these amounts as accounts receivable. These estimates are based primarily upon historical minutes and have been consistent with our actual results.

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

In addition, historically, we charged a disconnect fee for customers who terminated their service plan within the first twelve months of service. Disconnect fees are recorded as revenue and are recognized at the time the customer terminates service. Beginning in September 2010, we eliminated the disconnect fee for new customers.

Customer Equipment and Shipping Revenue

Customer equipment and shipping revenues consist of revenues from sales of customer equipment to wholesalers or directly to customers for replacement devices, or for upgrading their device at the time of customer sign-up for which we charge an additional fee. In addition, customer equipment and shipping revenues include the fees that customers are charged for shipping their customer equipment to them. Customer equipment and shipping revenues include sales to our retailers, who subsequently resell this customer equipment to

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

customers. Revenues were reduced for payments to retailers and rebates to customers, who purchased their customer equipment through these retailers, to the extent of customer equipment and shipping revenues. In addition, historically, we charged an equipment recovery fee for customers who terminated their service plan within the first twelve months of service. Equipment recovery fees are recorded as revenue and are recognized at the time the customer terminates service. Beginning in September 2010, we eliminated the equipment recovery fees for new customers.

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

Certain Risks and Concentrations

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents and accounts receivable. They are subject to fluctuations in both market value and yield based upon changes in market conditions, including interest rates, liquidity, general economic conditions, and conditions specific to the issuers. Accounts receivable are typically unsecured and are derived from revenues earned from customers primarily located in the United States. A portion of our accounts receivable represents the timing difference between when a customer’s credit card is billed and the subsequent settlement of that transaction with our credit card processors. This timing difference is generally three days for substantially all of our credit card receivables. We have never experienced any accounts receivable write-offs due to this timing difference. In addition, we collect subscription fees in advance, minimizing our accounts receivable and bad debt exposure. If a customer’s credit card, debit card or ECP is declined, we generally suspend international calling capabilities as well as their ability to incur domestic usage charges in excess of their plan minutes. If the customer’s credit card, debit card or ECP could not be successfully processed during three billing cycles (i.e., the current and two subsequent monthly billing cycles), we terminate the account. In addition, we automatically charge any per minute fees to our customers’ credit card, debit card or ECP monthly in arrears. To further mitigate our bad debt exposure, a customer’s credit card, debit card or ECP will be charged in advance of their monthly billing if their international calling or overage charges exceed a certain dollar threshold.

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

Derivatives

We do not hold or issue derivative instruments for trading purposes. However, in accordance with FASB ASC 815, “Derivatives and Hedging” (“FASB ASC 815”), we review our contractual obligations to determine whether there are terms that possess the characteristics of derivative financial instruments that must be accounted for separately from the financial instrument in which they are embedded. Based upon this review, we were required to value the following features separately for accounting purposes:

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

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Income Taxes

We recognize deferred tax assets and liabilities at enacted income tax rates for the temporary differences between the financial reporting bases and the tax bases of our assets and liabilities. Any effects of changes in income tax rates or tax laws are included in the provision for income taxes in the period of enactment. Our net deferred tax assets primarily consist of net operating loss carry forwards (“NOLs”). We have recorded a full valuation allowance against our net deferred tax assets because we have not concluded that it is more likely than not that we will generate sufficient taxable income in the future to utilize the future income tax benefit from our net deferred tax assets (namely, NOLs) prior to expiration. We periodically review this conclusion, which requires significant management judgment. If we are able to conclude positively in a future period that a future income tax benefit from our net deferred tax assets has a greater than 50 percent likelihood of being realized, we will in that period reduce the related valuation allowance (which was $415,903 at December 31, 2010) with a corresponding decrease in income tax expense. This will result in a significant, one-time non-cash benefit to our net income in the period of the determination. In subsequent periods, until the net deferred tax assets are fully offset by future taxable income, we would expect to recognize income tax expense equal to our pre-tax income multiplied by our effective income tax rate, an expense that is not currently recognized each quarter as a result of the valuation allowance.

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

Level 1:	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2:	Observable prices that are based on inputs not quoted on active markets but corroborated by market data. Our common stock warrant with a value of $0 as of September 30, 2011 and $897 as of December 31, 2010 was included as a Level 2 liability.

Level 3:	Unobservable inputs when there is little or no market data available, thereby requiring an entity to develop its own assumptions. The fair value hierarchy gives the lowest priority to Level 3 inputs. Level 3 liabilities were $0 as of September 30, 2011 and $79,520 as of September 30, 2010, which included the embedded derivative within our prior Convertible Notes with a value of $19,520 and the make-whole premium provisions within our prior First Lien Senior Facility and our prior Second Lien Senior Facility with a value of $60,000, respectively.

The following table sets forth the changes in the fair value of our Level 3 liabilities for the nine months ended September 30, 2010:

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Liabilities:	Nine Months Ended September 30, 2010
Beginning balance	$25,050
Increase in value for notes converted	70
Fair value adjustment for notes converted	(14,563)
Total unrealized loss in earnings	$68,963

Ending balance	$79,520

Fair Value of Other Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, approximate fair value because of their short maturities. The carrying amounts of our capital leases approximate fair value of these obligations based upon management’s best estimates of interest rates that would be available for similar debt obligations at September 30, 2011 and December 31, 2010. We believe the fair value of our debt at September 30, 2011 was approximately the same as its carrying amount as market conditions, including available interest rates, credit spread relative to our credit rating, and illiquidity, remain relatively unchanged from the issuance date of our debt on July 29, 2011 for a similar debt instrument.

Earnings per Share

Net income (loss) per share has been computed according to FASB ASC 260, “Earnings per Share”, which requires a dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS represents net income (loss) divided by the weighted average number of common shares outstanding during a reporting period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, including warrants, stock options and restricted stock units under our 2001 Stock Incentive Plan and 2006 Incentive Plan, and our prior Convertible Notes, were exercised or converted into common stock. The dilutive effect of outstanding warrants, stock options, and restricted stock units is reflected in diluted earnings per share by application of the treasury stock method. In applying the treasury stock method for stock-based compensation arrangements, the assumed proceeds are computed as the sum of the amount the employee must pay upon exercise and the amounts of average unrecognized compensation cost attributed to future services. The dilutive effect of the Convertible Notes was reflected in diluted earnings per share using the if-converted method.

The following table sets forth the computation for basic and diluted net income (loss) per share for the three and nine months ended September 30, 2011 and 2010:

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator
Numerator for basic earnings per share-net income (loss)	$16,037	$(55,382)	$58,898	$(41,976)

Numerator for diluted earnings per share - net income (loss)	$16,037	$(55,382)	$58,898	$(41,976)

Denominator
Basic weighted average common shares outstanding	225,281	212,086	223,903	208,278
Dilutive effect of stock options and restricted stock units	15,908	0	18,392	0

Diluted weighted average common shares outstanding	241,189	212,086	242,295	208,278

Basic net income per share
Basic net income (loss) per share	$0.07	$(0.26)	$0.26	$(0.20)

Diluted net income per share
Diluted net income (loss) per share	$0.07	$(0.26)	$0.24	$(0.20)

For the three and nine months ended September 30, 2011 and 2010, the following were excluded from the calculation of diluted earnings per common share because of their anti-dilutive effects:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Common stock warrant	0	514	85	514
Convertible notes	0	8,276	0	8,276
Restricted stock units	1,052	2,385	631	2,385
Stock options	22,442	36,121	20,379	36,121

	23,494	47,296	21,095	47,296

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

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 (“ASU 2011-04”) “Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. This ASU changes several aspects of the fair measurement guidance in FASB ASC 820. In addition, ASU 2011-04 includes several new fair value disclosure requirements, including, among other things, information about valuation techniques and unobservable inputs used in Level 3 fair value measurements and a narrative description of Level 3 measurements’ sensitivity to changes in unobservable inputs. It is effective during interim and annual periods beginning after December 15, 2011. We do not expect a material effect upon adoption.

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

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 2.    Supplemental Balance Sheet Account Information

Prepaid expenses and other current assets

	September 30, 2011	December 31, 2010
Nontrade receivables	$6,276	$6,526
Services	7,195	5,955
Telecommunications	1,819	2,792
Insurance	1,297	960
Marketing	1,189	603
Other prepaids	466	395

Prepaid expenses and other current assets	$18,242	$17,231

Property and equipment, net

	September 30, 2011	December 31, 2010
Building (under capital lease)	$25,709	$25,709
Network equipment and computer hardware	134,607	131,263
Leasehold improvements	42,995	42,078
Furniture	1,879	9,721
Vehicles	258	260

	205,448	209,031
Less: accumulated depreciation and amortization	(135,478)	(129,981)

Property and equipment, net	$69,970	$79,050

Software, net

	September 30, 2011	December 31, 2010
Purchased	$71,981	$55,808
Licensed	909	909
Internally developed	37,696	37,696

	110,586	94,413
Less: accumulated amortization	(68,212)	(58,897)

Software, net	$42,374	$35,516

Debt related costs, net

	September 30, 2011	December 31, 2010
Senior secured term loan	$2,697	$5,430
Senior secured lien notes	0	12,271

	2,697	17,701
Less: accumulated amortization	(293)	(4,588)
accelerated amortization	0	(7,741)

Debt related costs, net	$2,404	$5,372

Restricted cash

	September 30, 2011	December 31, 2010
Letter of credit-lease deposits	$6,300	$7,350
Letter of credit-energy curtailment program	536	535

	6,836	7,885
Cash reserves	94	93

Restricted cash	$6,930	$7,978

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Intangible assets, net

	September 30, 2011	December 31, 2010
Patents and patent licenses	$12,018	$12,018
Trademark	560	560

	12,578	12,578
Less: accumulated amortization	(9,250)	(8,392)

Intangible assets, net	$3,328	$4,186

Accrued expenses

	September 30, 2011	December 31, 2010
Compensation and related taxes and temporary labor	$14,700	$19,709
Marketing	19,323	18,886
Taxes and fees	20,133	15,973
Litigation	6,828	11,717
Telecommunications	10,389	10,636
Other accruals	8,106	6,295
Customer credits	2,659	2,138
Professional fees	2,099	1,864
Accrued interest	100	975
Inventory	1,247	957
Credit card fees	309	257

Accrued expenses	$85,893	$89,407

Note 3.    Supplemental Income Statement Account Information

Amounts included in telephony services revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
USF fees	$17,301	$14,688	$52,362	$51,383

Disconnect fee	$133	$2,242	$1,233	$8,230

Initial activation fees	$1,097	$3,330	$4,515	$15,018

Amounts included in customer equipment and shipping revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Equipment recovery fee	$132	$745	$1,538	$5,526

Shipping and handling fee	$378	$704	$1,295	$1,338

Amount included in direct cost of telephony services

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
USF costs	$17,301	$14,688	$52,362	$51,383

Amount included in direct cost of goods sold

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Shipping and handling cost	$2,090	$2,104	$5,859	$6,454

Amount included in marketing

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Advertising costs	$31,692	$35,997	$98,019	$107,759

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Depreciation and amortization expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Network equipment and computer hardware	$4,129	$4,863	$12,813	$16,045
Software	2,621	5,493	9,691	16,864
Capital leases	550	550	1,650	1,649
Other leasehold improvements	961	914	2,912	2,741
Furniture	59	485	231	1,462
Vehicles	5	5	15	10
Patents	286	286	858	858

	8,611	12,596	28,170	39,629
Property and equipment impairments	72	53	243	582
Software impairments	0	0	0	135

Depreciation and amortization expense	$8,683	$12,649	$28,413	$40,346

Amount included in interest expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Debt related costs amortization	$364	$321	$994	$1,080

Amount included in other income (expense), net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net (losses) gains resulting from foreign exchange transactions	$(47)	$(20)	$(60)	$40

Note 4.    Long-Term Debt and Revolving Credit Facility

A schedule of long-term debt at September 30, 2011 and December 31, 2010 is as follows:

	September 30, 2011	December 31, 2010
3.25-3.75% Credit Facility - due 2014	$49,583	$—
9.75% Credit Facility, net of discount	—	173,004

	$49,583	$173,004

At September 30, 2011, future payments under long-term debt obligations over each of the next five years and thereafter were as follows:

Credit Facility
2011	$7,083
2012	28,333
2013	28,333
2014	14,167

Minimum future payments of principal	77,916
Less: current portion	28,333

Long-term portion	$49,583

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

In accordance with FASB ASC 470 “Debt Modification and Extinguishment”, substantially all of the repayment of the Prior Financing was treated as an extinguishment of notes resulting in a loss on early extinguishment of notes of $26,531. For the portion of the repayment of the Prior Financing treated as a debt modification, we carried forward $1,072 of unamortized discount, which will be amortized to interest expense over the life of the debt using the effective interest method in addition to the $6,000 of original issue discount in connection with the 2010 Credit Facility. The accumulated amortization as of September 30, 2011 and December 31, 2010 was $7,072 and $76, respectively, including acceleration of $6,081 and $0, respectively. The amortization for the three and nine months ended September 30, 2011 was $93 and $915, respectively.

Repayments

For the three months ended September 30, 2011, using the net available proceeds from a credit agreement consisting of an $85,000 senior secured term loan and a $35,000 revolving credit facility (the “2011 Credit Facility”) financing and cash on hand, we made repayments of $130,000 which represented the outstanding principal balance under the 2010 Credit Facility. A loss on extinguishment of $7,985, representing a $1,000 prepayment fee to holders of the 2010 Credit Facility, professional fees of $54, and acceleration of unamortized debt discount and debt related costs of $3,920 and $3,011, respectively, was recorded for the three months ended September 30, 2011 as a result of the repayments.

For the nine months ended September 30, 2011, we made repayments of the entire $200,000 under the 2010 Credit Facility, with $20,000 designated to cover our 2011 mandatory amortization, $50,000 designated to cover our 2011 annual excess cash flow mandatory repayment, if any, and $130,000 designated to cover the outstanding principal balance under the 2010 Credit Facility at the time of the 2011 Credit Facility financing. A loss on extinguishment of $11,806, representing a $1,000 prepayment fee to holders of the 2010 Credit Facility, professional fees of $54, and acceleration of unamortized debt discount and debt related costs of $6,081 and $4,671, respectively, was recorded for the nine months ended September 30, 2011 as a result of the repayments.

July 2011 Financing

On July 29, 2011, we entered into the 2011 Credit Facility. The co-borrowers under the 2011 Credit Facility are us and Vonage America Inc., our wholly owned subsidiary. Obligations under the 2011 Credit Facility are guaranteed, fully and unconditionally, by our other United States subsidiaries and are secured by substantially all of the assets of each borrower and each of the guarantors.

Use of Proceeds

We used $100,000 of the net available proceeds of the 2011 Credit Facility, plus $31,000 of cash on hand, to retire all of the debt under our 2010 Credit Facility, including a $1,000 prepayment fee to holders of the 2010 Credit Facility. We also incurred $2,697 of fees in connection with the 2011 Credit Facility, which is amortized to interest expense over the life of the debt using the effective interest method. The amortization for the three and nine months ended September 30, 2011 was $293.

In accordance with FASB ASC 470 “Debt Modification and Extinguishment”, the repayment of the 2010 Credit Facility was treated as an extinguishment of notes resulting in a loss on early extinguishment of notes of $7,985, which was recorded in the third quarter of 2011.

2011 Credit Facility Terms

The following description summarizes the material terms of the 2011 Credit Facility:

The loans under the 2011 Credit Facility mature in July 2014. Principal amounts under the 2011 Credit Facility are repayable in quarterly installments of $7,083 per quarter for the senior secured term loan. The unused portion of our revolving credit facility incurs a 0.50% commitment fee.

Outstanding amounts under each of the senior secured term loan and the revolving credit facility, at our option, will bear interest at:

•

LIBOR (applicable to one-, two-, three- or six-month periods) plus an applicable margin equal to 3.25% if our consolidated leverage ratio is less than 0.75 to 1.00, 3.5% if our consolidated leverage ratio is greater than or equal to 0.75 to 1.00 and less than 1.50 to 1.00, and 3.75% if our consolidated leverage ratio is greater than or equal to 1.50 to 1.00, payable on the last day of each relevant interest period or, if the interest period is longer than three months, each day that is three months after the first day of the interest period, or

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

•

the base rate determined by reference to the highest of (a) the federal funds effective rate from time to time plus 0.50%, (b) the prime rate of JPMorgan Chase Bank, N.A., and (c) the LIBOR rate applicable to one month interest periods plus 1.00%, plus an applicable margin equal to 2.25% if our consolidated leverage ratio is less than 0.75 to 1.00, 2.5% if our consolidated leverage ratio is greater than or equal to 0.75 to 1.00 and less than 1.50 to 1.00, and 2.75% if our consolidated leverage ratio is greater than or equal to 1.50 to 1.00, payable on the last business day of each March, June, September, and December and the maturity date of the 2011 Credit Facility.

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

•	100% of the net cash proceeds received in connection with other non-ordinary course transaction, including insurance proceeds not otherwise applied to the relevant insurance loss.

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

Note 5.    Common Stock

Common Stock Warrant

On April 17, 2002, Vonage’s principal stockholder and Chairman received a warrant to purchase 514 shares of Common Stock at an exercise price of $0.70 per share that would have expired on June 20, 2012. As a result of the issuance of our prior Convertible Notes, the exercise price was reduced to $0.58. At the time the warrant was exercised during the first quarter of 2011, we determined that the aggregate fair value of the warrant was $1,847, which was an increase in value of $950 from the fair value of the warrant as of December 31, 2010. This change in fair value was recorded as expense within other income (expense), net for the three and nine months ended September 30, 2011. The aggregate fair value of the warrant was reclassified to additional paid-in capital at the time of exercise. In addition, we received proceeds of $298 in connection with the exercise of the warrant.

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 6.    Commitments and Contingencies

Litigation

IP Matters

Alcatel-Lucent. On November 4, 2008, we received a letter from Alcatel-Lucent initiating an opportunity for us to obtain a non-exclusive license to certain of its patents that may be relevant to our business. We have met with Alcatel-Lucent on a number of occasions to discuss this licensing opportunity. If we determine that these patents are applicable to our business and valid, we may incur an expense in licensing them. If we determine that these patents are inapplicable to our business, invalid and/or unenforceable, we may incur expense and damages if there is litigation.

Hitachi. On January 27, 2011, we met with Hitachi, Ltd. to discuss an opportunity for us to obtain a non-exclusive license to certain Hitachi patents that Hitachi believes may be relevant to our business. We are currently analyzing the applicability of such patents to our business. If we determine that these patents are applicable to our business and valid, we may incur an expense in licensing them. If we determine that these patents are inapplicable to our business, invalid or unenforceable, we may incur expense and damages if there is litigation.

Bear Creek Technologies, Inc. On February 22, 2011, Bear Creek Technologies, Inc. (“Bear Creek”) filed a lawsuit against Vonage Holdings Corp., Vonage America, Inc., and Vonage Marketing LLC in the United States District Court for the Eastern District of Virginia (Norfolk Division) alleging that Vonage’s products and services are covered by United States Patent No. 7,899,722, entitled “System for Interconnecting Standard Telephony Communications Equipment to Internet Protocol Networks” (the “‘722 Patent”). The suit also named numerous other defendants, including Verizon Communications, Inc., Comcast Corporation, Time-Warner Cable, Inc., AT&T, Inc., and T-Mobile USA Inc. On April 26, 2011, Bear Creek amended its complaint adding several defendants, dropping Vonage Communications (a non-existent entity) from the suit, and adding allegations of induced infringement and willful infringement. On May 9, 2011, Vonage filed a Motion to Sever Plaintiff’s Claims against the Vonage entities and transfer them to New Jersey. On May 27, 2011, Vonage filed a Motion to Dismiss Bear Creek’s claims of induced and willful infringement. Subsequently, other defendants filed similar motions to dismiss and sever and transfer. A hearing on the motions was held on August 12, 2011. On August 17, 2011 the judge in the Eastern District of Virginia dismissed Bear Creek’s case against the Vonage entities, as well as all the other defendants, except for one defendant. Later, on August 17, 2011, Bear Creek re-filed its complaint concerning the ‘722 Patent in the United States District Court for the District of Delaware against the same Vonage entities. In its Delaware complaint, Bear Creek alleges that Vonage is infringing and contributing and inducing infringement of one or more claims of the ‘722 Patent. On September 28, 2011, Vonage filed a motion to dismiss Bear Creek’s claims for induced, contributory, and willful inducement. The motion is now fully briefed.

GZTM Technology Ventures Ltd. On September 8, 2011, GZTM Technology Ventures Ltd. (“GZTM”) filed a lawsuit against Vonage Holdings Corp., Vonage America Inc. and Vonage Marketing LLC in the United States District Court for the District of Delaware alleging that Vonage’s products and services are covered by United States Patent No. 5,455,859, entitled “Telephone Handset Interface for Device Having Audio Input”. The suit also named numerous other defendants, including Comcast Corporation, Cox Communications, Inc. and Time Warner Cable. On October 25, 2011, Vonage filed a Motion to Sever GTZM’s claims against Vonage entities from GTZM’s claims against the other defendants. GTZM filed a First Amended Complaint on November 2, 2011.

From time to time, in addition to those identified above, we are subject to legal proceedings, claims, investigations, and proceedings in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment, and other matters. From time to time we receive letters or other communications from third parties initiating an opportunity for us to obtain patent licenses that might be relevant to our business. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss or range of loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. No additional reserves were recorded in the three months ended September 30, 2011. Litigation is inherently unpredictable. We believe that we have valid defenses with respect to the legal matters pending against us and are vigorously defending these matters. Given the uncertainty surrounding litigation and our inability to assess the likelihood of a favorable or unfavorable outcome in the above noted matters, it is possible that the resolution of one or more of these matters could have a material adverse effect on our consolidated financial position, cash flows or results of operations.

Regulation

Telephony services are subject to a broad spectrum of state and federal regulations. Because of the uncertainty over whether Voice over Internet Protocol (“VoIP”) should be treated as a telecommunications or information service, we have been involved in a substantial amount of state and federal regulatory activity. Implementation and interpretation of the existing laws and regulations is ongoing and is subject to litigation by

VONAGE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

various federal and state agencies and courts. Due to the uncertainty over the regulatory classification of VoIP service, there can be no assurance that we will not be subject to new regulations or existing regulations under new interpretations, and that such change would not introduce material additional costs to our business.

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

Federal – Net Neutrality

Clear and enforceable net neutrality rules would make it more difficult for broadband Internet service providers to block or discriminate against Vonage service. Also explicitly applying net neutrality rules to wireless broadband Internet service could create greater opportunities for VoIP applications that run on wireless broadband Internet service. In October 2009, the FCC proposed the adoption of enforceable net neutrality rules for both wired and wireless broadband Internet service providers. The proposed rules would prohibit wired and wireless broadband Internet service providers from blocking or hindering lawful content, applications, or services and from unreasonably discriminating when transmitting lawful network traffic. In addition, broadband Internet service providers would have to publicly disclose certain information about their network management practices. In December 2010, the FCC adopted enforceable net neutrality rules based on its October 2009 proposal. All of the proposed rules in the October 2009 proposal applied to wired broadband Internet providers. The FCC applied some but not all of the proposed rules to wireless broadband service. Wireless broadband Internet services providers are prohibited from blocking or hindering voice or video applications that compete with the broadband Internet service provider’s voice or video services. Wireless providers are also subject to transparency requirements, but they are not subject to the prohibition on unreasonable discrimination that applies to wired broadband Internet services providers. Final rules were filed in the Federal Register in September 2011. Shortly thereafter, a number of parties filed appeals of the rules in various federal circuit courts; some alleging that the FCC lacks authority to apply net neutrality rules to broadband service providers and some alleging that the rules did not go far enough. The D.C. Circuit Court of Appeals was selected by lottery to decide the appeals.

Federal – Intercarrier Compensation

On February 9, 2011, the FCC released a Notice of Proposed Rulemaking (“NPRM”) on reforming universal service and the intercarrier compensation (“ICC”) system that governs payments between telecommunications carriers primarily for terminating traffic. In particular, the FCC indicated that it has never determined the ICC obligations for VoIP service and sought comment on a number of proposals for how VoIP should be treated in the ICC system. The FCC’s adoption of an ICC proposal will impact Vonage’s costs for telecommunications services. On October 27, 2011, the FCC adopted an order reforming universal service and ICC. The FCC order provides that VoIP originated calls will be subject to interstate access charges for long distance calls and reciprocal compensation for local calls that terminate to the public switched telephone network (“PSTN”). It also subjected PSTN originated traffic directed to VoIP subscribers to similar ICC obligations. The termination charges for all traffic, including VoIP originated traffic, will transition over several years to a bill and keep arrangement (i.e., no termination charges). The text of FCC order has not been released yet.

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

Stand-by Letters of Credit

We had stand-by letters of credit totaling $6,836 as of September 30, 2011 and $7,885 December 31, 2010, respectively.

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

Vendor Commitments

We have committed to purchase carrier operation services from a vendor. We have committed to pay this vendor a minimum of approximately $300 in 2011, $1,200 in 2012, and $800 in 2013, respectively.

We have committed to lease collocation facilities from a vendor. We have committed to pay this vendor a minimum of $1,300 through 2013.

State and Municipal Taxes

In accordance with generally accepted accounting principles, we make a provision for a liability for taxes when it is both probable that a liability has been incurred and the amount of the liability or range of liability can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. For a period of time, we did not collect or remit state or municipal taxes (such as sales, excise, utility, use, and ad valorem taxes), fees or surcharges (“Taxes”) on the charges to our customers for our services, except that we historically complied with the New Jersey sales tax. We have received inquiries or demands from a number of state and municipal taxing and 911 agencies seeking payment of Taxes that are applied to or collected from customers of providers of traditional public switched telephone network services. Although we have consistently maintained that these Taxes do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations, a number of states have changed their statutes to expressly include VoIP and we are now collecting and remitting sales taxes in those states. In addition, many states address how VoIP providers should contribute to support public safety agencies, and in those states we remit fees to the appropriate state agencies. We could also be contacted by state or municipal taxing and 911 agencies regarding Taxes that do explicitly apply to VoIP and these agencies could seek retroactive payment of Taxes. As such, we have a reserve of $2,609 as of September 30, 2011 as our best estimate of the potential tax exposure for any retroactive assessment. We believe the maximum estimated exposure for retroactive assessments is approximately $5,062 as of September 30, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our consolidated financial statements and the related notes included elsewhere in this Form 10-Q and our audited financial statements included in our Annual Report on Form 10-K. This discussion contains forward-looking statements. These forward-looking statements are based on information available at the time the statements are made and/or management’s belief as of that time with respect to future events and involve risks and uncertainties that could cause actual results and outcomes to be materially different. Important factors that could cause such differences include but are not limited to: the competition we face; our ability to adapt to rapid changes in the market for voice and messaging services; our ability to retain customers and attract new customers; results of pending litigation and intellectual property and other litigation that may be brought against us; failure to protect our trademarks and internally developed software; our ability to obtain or maintain relevant intellectual property licenses; our dependence on third party facilities, equipment, systems and services; our ability to implement our new billing and ordering management system; system disruptions or flaws in our technology; fraudulent use of our name or services; our ability to maintain data security; results of regulatory inquiries into our business practices; our ability to obtain additional financing if required; restrictions in our debt agreements that may limit our operating flexibility; any reinstatement of holdbacks by our vendors; our dependence on our customers’ existing broadband connections; uncertainties relating to regulation of VoIP services; increased governmental regulation, currency restrictions, and other restraints and burdensome taxes and risks incident to foreign operations; differences between our service and traditional phone services, including our 911 service; our dependence upon key personnel; our history of net losses and ability to achieve consistent profitability in the future and other factors that are set forth in the “Risk Factors” in our Annual Report on Form 10-K, in our Quarterly Reports on Form 10-Q and in our Current Reports on Form 8-K. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, and therefore, you should not rely on these forward-looking statements as representing our views as of any date subsequent to the date this Form 10-Q is filed with the Securities and Exchange Commission.

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

Our customers include both domestic callers and international long distance callers, which we classify as callers that make 20 or more minutes of international long distance calls per month within their plan. Our primary product offering is Vonage World, a residential plan with unlimited calling domestically and to more than 60 countries, including India, Mexico, and China, for a flat monthly rate. We believe the value and convenience provided by our Vonage World offer is particularly attractive to international long distance callers compared to offers by traditional telephone services, wireless providers, and calling card-based or PC-only services. To increase the visibility of our Vonage World offer to international callers, we have shifted an increasing portion of our marketing budget from broad national advertising as we target attractive segments of the international long distance market. We also began offering an end-to-end Spanish language experience in 2010 and subsequently added telesales and customer care centers in Costa Rica, Chile, and Mexico to support these efforts. We introduced our first mobile offering in late 2009. We anticipate leveraging our technology to offer additional applications for mobile and other connected devices to address existing markets such as our recently introduced Extensions and Time to Call products.

We serviced approximately 2.4 million subscriber lines as of September 30, 2011. Subscribers can sign-up through our direct sales channel, as represented by web-sites and toll free numbers, or purchase devices at our regional and national retailers, including Walmart, Sears, Kmart, Best Buy, and Fry’s Electronics. Our primary source of revenue is subscription fees that we charge customers for our service plans, primarily on a monthly basis. We also generate revenue from call usage that is not included in customers’ service plans, including stand-alone products, and for additional features that customers add to their service plans. We bill customers in the United States, Canada, and the United Kingdom. Customers in the United States represented 94% of our subscriber lines at September 30, 2011.

Trends and Key Operating Data A number of trends have a significant effect on our results of operations and are important to an understanding of our financial statements. The table below includes key operating data that our management uses to measure the growth and operating performance of our business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Gross subscriber line additions	170,344	163,055	503,736	472,770
Change in net subscriber lines	(8,939)	(4,846)	(16,162)	(35,861)
Subscriber lines (at period end)	2,388,721	2,399,035	2,388,721	2,399,035
Average monthly customer churn	2.7%	2.4%	2.6%	2.5%
Average monthly revenue per line	$30.16	$29.72	$30.35	$30.68
Average monthly telephony services revenue per line	$30.06	$29.45	$30.19	$30.27
Average monthly direct cost of telephony services per line	$8.25	$8.36	$8.22	$8.54
Marketing costs per gross subscriber line addition	$299.65	$302.07	$303.05	$312.66
Employees (excluding temporary help) (at period end)	1,035	1,145	1,035	1,145

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

Subscriber lines. Our subscriber lines include, as of a particular date, all subscriber lines from which a customer can make an outbound telephone call on that date. Our subscriber lines include fax lines and soft phones but do not include our virtual phone numbers or toll free numbers, which only allow inbound telephone calls to customers. Overall, subscriber lines decreased slightly from 2,404,883 as of December 31, 2010 to 2,388,721 as of September 30, 2011. For 2011, we continue to expect higher gross subscriber line additions than in 2010, however, we now expect that net subscriber lines are likely to be slightly negative.

Average monthly customer churn. Average monthly customer churn for a particular period is calculated by dividing the number of customers that terminated during that period by the simple average number of customers during the period, and dividing the result by the number of months in the period. The simple average number of customers during the period is the number of customers on the first day of the period, plus the number of customers on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first 30 days after activation. Our average monthly customer churn increased to 2.7% for the three months ended September 30, 2011 compared to 2.4% for the three months ended September 30, 2010. We believe the increase in churn was primarily due to higher early life churn as a result of no longer requiring a minimum service period and higher churn rates associated with some ethnic calling segments. We monitor churn on a daily basis and use it as an indicator of the level of customer satisfaction. Other companies may calculate churn differently, and their churn data may not be directly comparable to ours. Customers who have been with us for a year or more tend to have a lower churn rate than customers who have not. Our churn will fluctuate over time due to economic conditions, competitive pressures including wireless substitution, marketplace perception of our services, and our ability to provide high quality customer care and network quality and add future innovative products and services.

Average monthly revenue per line. Average monthly revenue per line for a particular period is calculated by dividing our total revenue for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. The simple average number of subscriber lines for the period is the number of subscriber lines on the first day of the period, plus the number of subscriber lines on the last day of the period, divided by two. Our average monthly revenue per line increased to $30.16 for the three months ended September 30, 2011 compared to $29.72 for the three months ended September 30, 2010. This increase was primarily due to an increase in subscription fees due to changes in plan mix, lower bad debt costs due to improved customer credit quality and lower non-pay churn, and an increase in regulatory fee revenue, partially offset by the elimination of the disconnect fee and the equipment recovery fee for new customers beginning in September 2010, lower activation fees as the historical deferred activation fees are amortized and new activation fees are no longer charged and deferred, and higher rebate fees due to various promotions.

Average monthly telephony services revenue per line. Average monthly telephony services revenue per line for a particular period is calculated by dividing our total telephony services revenue for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. Our average monthly telephony services revenue per line was $30.06 for the three months ended September 30, 2011 compared with $29.45 for the three months ended September 30, 2010.

Average monthly direct cost of telephony services per line. Average monthly direct cost of telephony services per line for a particular period is calculated by dividing our direct cost of telephony services for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. We use the average monthly direct cost of telephony services per line to evaluate how effective we are at managing our costs of providing service. Our average monthly direct cost of telephony services per line decreased to $8.25 for the three months ended September 30, 2011 compared to $8.36 for the three months ended September 30, 2010, due to more favorable rates negotiated with our service providers, the decrease in our network costs, and the decrease in E-911 costs. These decreases were offset by higher costs from higher international call volume associated with Vonage World. Direct cost of telephony services both overall and on a per line basis is expected to increase in 2011. The drivers of this increase are international calling by our growing base of Vonage World customers and potential increased regulatory termination charges in certain high volume countries.

Marketing cost per gross subscriber line addition. Marketing cost per gross subscriber line addition is calculated by dividing our marketing expense for a particular period by the number of gross subscriber line additions during the period. Marketing expense does not include the cost of certain customer acquisition activities, such as rebates and promotions, which are accounted for as an offset to revenues, or customer equipment subsidies, which are accounted for as direct cost of goods sold. As a result, it does not represent the full cost to us of obtaining a new customer. Our marketing cost per gross subscriber line addition was $299.65 for the three months ended September 30, 2011 and $302.07 for the three months ended September 30, 2010.

Employees. Employees represent the number of personnel that are on our payroll and exclude temporary or outsourced labor.

Regulation. Our business has developed in a relatively lightly regulated environment. The United States and other countries, however, are examining how VoIP services should be regulated. The November 2010 order by the FCC in response to a request by Kansas and Nebraska that permits states to impose state universal service fund obligations on VoIP service, discussed in Note 6 to our financial statements, is an example of efforts by regulators to determine how VoIP service fits into the telecommunications regulatory landscape. In addition to regulatory matters that directly address VoIP, a number of other regulatory initiatives could impact our business. One such regulatory initiative is net neutrality. In December 2010, the FCC adopted a revised set of net neutrality rules for broadband Internet service providers. These rules make it more difficult for broadband Internet service providers to block or discriminate against Vonage service. Final rules were filed in the Federal Register in September 2011. Shortly thereafter, a number of parties filed appeals of the rules in various federal circuit courts; some alleging that the FCC lacks authority to apply net neutrality rules to broadband service providers and some alleging that the rules did not go far enough. The D.C. Circuit Court of Appeals was selected by lottery to decide the appeals. In addition, the FCC’s final adoption of an intercarrier compensation proposal will impact Vonage’s costs for telecommunications services. See also the discussion under “Regulation” in Note 6 to our financial statements for a discussion of these and certain other regulatory issues that impact us.

Operating Revenues

Operating revenues consists of telephony services revenue and customer equipment and shipping revenue.

Telephony services revenue. Substantially all of our operating revenues are telephony services revenue. In the United States, we have six residential plans, “Vonage World”, “World Premium Unlimited”, “Vonage Pro”, “U.S. and Canada Unlimited”, “U.S. and Canada 300”, and “U.S. and Canada 750”, two mobile plans, “Vonage World Mobile” and “Vonage Mobile Pay per Use” and two small office and home office calling plans, “Small Business Premium Unlimited Minutes” and “Small Business Basic 1500 Minutes”. Each of our unlimited plans other than Vonage World offers unlimited domestic calling as well as unlimited calling to Puerto Rico, Canada, and selected European countries, subject to certain restrictions. Each of our basic plans offers a limited number of domestic calling minutes per month. We also offer international calling plans that are bundled with our Residential Premium Unlimited plan where a customer can make calls to a chosen international region. We offer similar plans in Canada and the United Kingdom. The “Vonage

World” plan, now available in the United States and Canada, offers unlimited calling across the United States and Puerto Rico, unlimited international calling to over 60 countries including India, Mexico, and Canada, subject to certain restrictions, and free voicemail to text messages with Vonage Visual Voicemail. Under our basic plans, we charge on a per minute basis when the number of domestic calling minutes included in the plan is exceeded for a particular month. International calls (except for calls to Puerto Rico, Canada and certain European countries under our unlimited plans and a variety of countries under international calling plans and Vonage World) are charged on a per minute basis. These per minute fees are not included in our monthly subscription fees. In October 2009, we launched Vonage Mobile, our first mobile calling application for smart phones. Vonage Mobile is a free downloadable application that provides seamless, low-cost pay-per-use international calling while on Wi-Fi or cellular networks, depending on the device. In December 2009, we began offering Vonage World Mobile using this mobile calling application. Bundle discounts are provided for customers who subscribe to both our residential and mobile Vonage World plans. In September 2010, we launched the Vonage World Canada plan, the first calling plan in Canada to offer unlimited international calls to landlines in over 60 countries for a flat rate. In August 2011, we announced two new products, Extensions and Time to Call. Extensions is an enhancement to our flat rate, unlimited international calling plan that extends the plan to additional phone numbers and devices including smartphones and feature phones. A customer may sign-up for up to two extensions with the first extension provided free of charge and the second extension incurring an additional fee. Time to Call provides low-cost, easy to use international calling on smartphones around the world. It is the first downloadable mobile application that allows pay-per-call international dialing to more than 190 countries. The service is available in 87 countries around the world. Time to Call provides direct payment through iTunes, requires far less effort than calling card services and other international calling plan options, and delivers substantial savings versus major mobile carriers.

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

In addition, historically, we charged a disconnect fee for customers who terminated their service plan within the first twelve months of service. Disconnect fees are recorded as revenue and are recognized at the time the customer terminates service. Beginning in September 2010, we eliminated the disconnect fee for new customers.

Telephony services revenue is offset by the cost of certain customer acquisition activities, such as rebates and promotions.

Customer equipment and shipping revenue. Customer equipment and shipping revenue consists of revenue from sales of customer equipment to our wholesalers or directly to customers and retailers. In addition, customer equipment and shipping revenue includes the fees, when collected, that we charge our customers for shipping any equipment to them. In addition, historically, we charged an equipment recovery fee for customers who terminated their service plan within the first twelve months of service. Equipment recovery fees are recorded as revenue and are recognized at the time the customer terminates service. Beginning in September 2010, we eliminated the equipment recovery fee for new customers.

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

Total direct cost of telephony services. Total direct cost of telephony services primarily consists of fees that we pay to third parties on an ongoing basis in order to provide our services. These fees include:

•

Access charges that we pay to other telephone companies to terminate domestic and international calls on the public switched telephone network. These costs represented approximately 50% and 51% of our total direct cost of telephony services for the three months ended September 30, 2011 and 2010, respectively, with a portion of these payments ultimately being made to incumbent telephone companies. When a Vonage subscriber calls another Vonage subscriber, we do not pay an access charge.

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

•	Share-based expense related to share-based awards to employees, directors, and consultants.

•	Outsourced labor related to customer care, kiosk and events sales teams, and retail support activities.

•	Transaction fees paid to credit card, debit card, and ECP companies, which include a per transaction charge in addition to a percent of billings charge.

•	Rent and related expenses.

•	Professional fees for legal, accounting, tax, public relations, lobbying, and development activities.

•	Litigation settlements.

Marketing expense. Marketing expense includes:

•	Advertising costs, which comprise a majority of our marketing expense and include online, television, direct mail, alternative media, promotions, sponsorships, and inbound and outbound telemarketing.

•	Creative and production costs.

•	The costs to serve and track our online advertising.

•	Certain amounts we pay to retailers for activation commissions.

•	The cost associated with our customer referral program.

Depreciation and amortization expenses. Depreciation and amortization expenses include:

•	Depreciation of our network equipment, furniture and fixtures, and employee computer equipment.

•	Amortization of leasehold improvements and purchased and developed software.

•	Amortization of intangible assets (patents and trademarks).

•	Loss on disposal or impairment of property and equipment.

Other Income (Expense)

Other Income (Expense) includes:

•	Interest income on cash and cash equivalents.

•	Interest expense on notes payable, patent litigation judgments and settlements and capital leases.

•	Amortization of debt related costs.

•	Accretion of notes.

•	Realized and unrealized gains (losses) on foreign currency.

•	Debt conversion expense relating to the conversion of notes payable to equity.

•	Gain (loss) on extinguishment of notes.

•	Change in fair value of embedded features within notes payable and stock warrant.

•	Life insurance proceeds.

Results of Operations

The following table sets forth, as a percentage of consolidated operating revenues, our consolidated statement of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating Revenues:
Telephony services	100%	99%	99%	99%
Customer equipment and shipping	0	1	1	1

	100	100	100	100

Operating Expenses:
Direct cost of telephony services (excluding depreciation and amortization)	27	28	27	28
Direct cost of goods sold	5	6	5	7
Selling, general and administrative	27	28	27	27
Marketing	24	23	23	22
Depreciation and amortization	4	6	5	6

	87	91	87	90

Income from operations	13	9	13	10

Other Income (Expense):
Interest income	0	0	0	0
Interest expense	(1)	(5)	(2)	(5)
Change in fair value of embedded features within notes payable and stock warrant	0	(29)	0	(10)
Loss on extinguishment of notes	(4)	(1)	(2)	(1)
Other income (expense), net	0	0	0	0

	(5)	(35)	(4)	(16)

Income (loss) before income tax expense	8	(26)	9	(6)

Income tax expense	0	0	0	0

Net income (loss)	8%	(26)%	9%	(6)%

Summary of Results for the Three and Nine months ended September 30, 2011 and September 30, 2010

Telephony Services Revenue and Direct Cost of Telephony Services

(in thousands, except percentages)	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	Dollar Change	Percent Change	2011	2010	Dollar Change	Percent Change
Telephony services	$215,824	$212,135	$3,689	2%	$651,342	$658,366	$(7,024)	(1%)
Direct cost of telephony services(1)	59,230	60,263	(1,033)	(2%)	177,302	185,727	(8,425)	(5%)

(1)	Excludes depreciation and amortization of $3,864, $4,357, $11,855, and $14,297, respectively.

Telephony services revenue. For the three months ended September 30, 2011, telephony services revenue increased by $3,689, or 2%, compared to the three months ended September 30, 2010. This was primarily driven by an increase in monthly subscription fees of $6,235 due to changes in plan mix, a decrease of $2,659 in bad debt expense due to improved customer credit quality and lower non-pay churn, an increase in our regulatory recovery and E-911 fees of $1,778, and an increase in other revenue of $354. These increases were offset by a decrease in activation fees of $2,491 as the historical deferred activation fees are amortized and new activation fees are no longer charged and deferred, and an increase in credits issued to subscribers of $1,458. There was also a reduction in international minutes of use revenue of $391 and a decrease in additional features revenue of $857 due primarily to customers opting for our Vonage World offering, which now includes directory assistance and voice mail to text. In addition, there was a decrease in fees that we charged for disconnecting our service of $2,109 due to fewer disconnections and elimination of disconnect fees for new customers beginning in September 2010 and a decrease in overage in plan minutes of $31.

For the nine months ended September 30, 2011, telephony services revenue decreased by $7,024, or 1%, compared to the nine months ended September 30, 2010. This was primarily driven by a decrease in activation fees of $11,359 as the historical deferred activation fees are amortized and new activation fees are no longer charged and deferred, a decrease in fees that we charged for disconnecting our service of $6,997 due to fewer disconnections and elimination of disconnect fees for new customers beginning in

September 2010, and a reduction in international minutes of use revenue of $1,629. In addition, there was an increase in credits issued to subscribers of $1,786 and a decrease in additional features revenue of $2,704 due primarily to customers opting for our Vonage World offering, which now includes directory assistance and voice mail to text. These decreases were offset by an increase in our regulatory recovery and E-911 fees of $6,770 that we collected from subscribers due to pricing actions in 2010, a decrease of $9,269 in bad debt expense due to improved customer credit quality and lower non-pay churn, an increase in overage in plan minutes of $337, an increase in other revenue of $571, and an increase in monthly subscription fees of $503 due to changes in plan mix.

Direct cost of telephony services. For the three months ended September 30, 2011 compared to 2010, the decrease in direct cost of telephony services of $1,033, or 2%, was primarily driven by a decrease in domestic termination costs of $4,466 due to improved termination rates, which are costs that we pay other phone companies for terminating phone calls, and fewer minutes of use and a decrease in our network costs of $1,877, which includes costs for co-locating in other carriers’ facilities, leasing phone numbers, routing calls on the Internet, E-911 costs, and transferring calls to and from the Internet to the public switched telephone network due to improved rates. There was also a decrease in other costs of $261 and a decrease in local number portability costs of $269 due to lower rates. These decreases were partially offset by an increased cost of $3,227 from higher international call volume associated with Vonage World and an increase of USF and related fees imposed by government agencies of $2,613.

For the nine months ended September 30, 2011 compared to 2010, the decrease in direct cost of telephony services of $8,425, or 5%, was primarily driven by a decrease in domestic termination costs of $13,660 due to improved termination rates, which are costs that we pay other phone companies for terminating phone calls, and fewer minutes of use and a decrease in our network costs of $5,092, which includes costs for co-locating in other carriers’ facilities, for leasing phone numbers, routing calls on the Internet, E-911 costs, and transferring calls to and from the Internet to the public switched telephone network due to improved rates. There was also a decrease in taxes and other cost of $812 and a decrease in local number portability costs of $817 due to lower rates. These decreases were partially offset by an increased cost of $10,978 from higher international call volume associated with Vonage World and an increase of USF and related fees imposed by government agencies of $979.

Customer Equipment and Shipping Revenue and Direct Cost of Goods Sold

(in thousands, except percentages)	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	Dollar Change	Percent Change	2011	2010	Dollar Change	Percent Change
Customer equipment and shipping revenue	$683	$1,991	$(1,308)	(66%)	$3,291	$9,052	$(5,761)	(64%)
Direct cost of goods sold	10,711	13,214	(2,503)	(19%)	31,631	43,914	(12,283)	(28%)

Customer equipment and shipping gross loss	$(10,028)	$(11,223)	$1,195	11%	$(28,340)	$(34,862)	$6,522	19%

Customer equipment and shipping revenue. For the three months ended September 30, 2011 compared to 2010, our customer equipment and shipping revenue decreased by $1,308, or 66%, primarily due to a decrease in equipment sales, net of rebates, of $983 related to lower equipment recovery fees due to fewer terminations and elimination of equipment recovery fees for new customers beginning in September 2010 and a decrease in customer shipping revenue of $326 due to higher priority shipping in 2010, partially offset by higher customer additions in 2011.

For the nine months ended September 30, 2011 compared to 2010, our customer equipment and shipping revenue decreased by $5,761, or 64%, primarily due to a decrease in equipment sales, net of rebates, of $5,718 related to lower equipment recovery fees due to fewer terminations and elimination of equipment recovery fees for new customers beginning in September 2010 and a decrease in customer shipping revenue of $43 due to higher priority shipping in 2010, partially offset by higher customer additions in 2011.

Direct cost of goods sold. For the three months ended September 30, 2011 compared to 2010, the decrease in direct cost of goods sold of $2,503, or 19%, was primarily due to a decrease in customer equipment costs of $1,179 resulting from a lower cost device introduced in September 2010 and lower promotional activity. There was also a corresponding decrease in shipping costs of $36 and a decrease in amortization costs on deferred customer equipment of $1,986 as the historical deferred customer equipment costs are amortized and new customer equipment costs are no longer charged and deferred. These decreases were offset by an increase in waived activation fees for new customers of $698.

For the nine months ended September 30, 2011 compared to 2010, the decrease in direct cost of goods sold of $12,283, or 28%, was primarily due to a decrease in customer equipment costs of $5,646 resulting from a lower cost device introduced in September 2010 and lower promotional activity. There was also a corresponding decrease in shipping costs of $435 and a decrease in amortization costs on deferred customer equipment of $9,093 as the historical deferred customer equipment costs are amortized and new customer equipment costs are no longer charged and deferred. These decreases were offset by an increase in waived activation fees for new customers of $2,892.

Selling, General and Administrative

(in thousands, except percentages)	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	Dollar Change	Percent Change	2011	2010	Dollar Change	Percent Change
Selling, general and administrative	$59,451	$58,908	$543	1%	$176,175	$180,463	$(4,288)	(2%)

Selling, general and administrative. For the three months ended September 30, 2011 compared to 2010, there was an increase in selling, general, and administrative expenses of $543, or 1%. This increase was primarily due to an increase in share based cost of $1,647, higher retail kiosk costs of $1,978 due to the expansion of event teams, an increase in facility and other costs of $488, and an increase in professional fees of $511. These increases were offset by a decrease in salary related expense, outsourced temporary labor and severance costs of $2,041, a decrease in uncollected state and municipal tax expense of $1,336, a decrease in credit card fees of $210, and a decrease in settlement costs related to litigation and contractual disputes of $496.

For the nine months ended September 30, 2011 compared to 2010, there was a decrease in selling, general, and administrative expenses of $4,288, or 2%. This decrease was primarily due to a decrease in salary related expense, outsourced temporary labor and severance costs of $5,933, a decrease in facility and other costs of $49, and a decrease in credit card fees of $750. Additionally, we had a decrease in settlement costs related to litigation and contractual disputes of $2,506, a decrease in professional fees of $1,831, and a decrease in uncollected state and municipal tax expense of $2,248. These decreases were offset by an increase in share based cost of $4,629 and higher retail kiosk costs of $4,400 due to the expansion of event teams.

Marketing

(in thousands, except percentages)	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	Dollar Change	Percent Change	2011	2010	Dollar Change	Percent Change
Marketing	$51,044	$49,254	$1,790	4%	$152,659	$147,818	$4,841	3%

Marketing. For the three months ended September 30, 2011 compared to 2010, there was a slight increase in marketing expense of $1,790, or 4%, primarily related to an increase in direct mail costs of $5,636, television advertising of $246, and retail advertising of $911. There was also an increase in other marketing of $1,107 and alternative media of $35. These increases were offset by a decrease in online advertising of $6,146.

For the nine months ended September 30, 2011 compared to 2010, there was a slight increase in marketing expense of $4,841, or 3%, primarily related to an increase in direct mail costs of $15,872, television advertising of $6,721, and retail advertising of $2,723. These increases were offset by a decrease in online advertising of $19,506, alternative media of $944, and other marketing of $25.

Depreciation and Amortization

(in thousands, except percentages)	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	Dollar Change	Percent Change	2011	2010	Dollar Change	Percent Change
Depreciation and amortization	$8,683	$12,649	$(3,966)	(31%)	$28,413	$40,346	$(11,933)	(30%)

Depreciation and amortization. The decrease in depreciation and amortization of $3,966, or 31%, for the three months ended September 30, 2011 compared to 2010, was primarily due to lower depreciation of network equipment, computer hardware, and furniture of $1,114 and lower software amortization of $2,872 due to certain projects being fully amortized.

The decrease in depreciation and amortization of $11,933, or 30%, for the nine months ended September 30, 2011 compared to 2010, was primarily due to lower impairment charges of $474, lower depreciation of network equipment, computer hardware, and furniture of $4,286, and lower software amortization of $7,172 due to certain projects being fully amortized.

Other Income (Expense)

(in thousands, except percentages)	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	Dollar Change	Percent Change	2011	2010	Dollar Change	Percent Change
Interest income	$33	$154	$(121)	(79%)	$112	$380	$(268)	(71%)
Interest expense	(2,926)	(11,569)	8,643	75%	(15,116)	(37,203)	22,087	59%
Change in fair value of embeded features within notes payable and stock warrant	0	(62,150)	62,150	100%	(950)	(69,556)	68,606	99%
Loss on extinguishment of notes	(7,985)	(1,545)	(6,440)	(417%)	(11,806)	(4,492)	(7,314)	(163%)
Other income (expense), net	(47)	(19)	(28)	(147%)	(5)	41	(46)	(112%)

	$(10,925)	$(75,129)	$64,204		$(27,765)	$(110,830)	$83,065

Interest income. For the three and nine months ended September 30, 2011 compared to 2010, the decrease in interest income was due to lower interest rates and lower average cash balance driven by the prepayment on the credit agreement we entered into in December 2010 (the “2010 Credit Facility”).

Interest expense. For the three and nine months ended September 30, 2011 compared to 2010, the decrease in interest expense was due to the reduced interest rate on our 2010 Credit Facility and the credit agreement we entered into in July 2011 (the “2011 Credit Facility”) resulting from our refinancings in December 2010 and July 2011 and lower principal outstanding due to the refinancing and prepayments in 2011.

Change in fair value of embedded features within notes payable and stock warrant. The change in fair value of the embedded conversion option within our prior convertible notes (“Convertible Notes”) fluctuated with changes in the price of our common stock and was $0 during 2011 compared to loss of $2,030 and $9,032, respectively, for the three and nine months ended September 30, 2010 as all Convertible Notes had been converted as of December 31, 2010. The change in the fair value of our stock warrant fluctuated with changes in the price of our common stock and was an expense of $0 and $950 for the three and nine months ended September 30, 2011, as the stock warrant was exercised during the three months ended March 31, 2011, compared to $120 and $524 for the three and nine months ended September 30, 2010, respectively. An increase in our stock price resulted in expense while a decrease in our stock price resulted in income. In addition, due to the progress of our repurchase negotiations and other factors, the make-whole premiums in our Senior Secured First Lien Credit Facility and Senior Secured Second Lien Credit Facility were ascribed a value of $60,000 as of September 30, 2010, impacting both the three and nine months ended September 30, 2010.

Loss on extinguishment of notes. The loss on extinguishment of notes for the three and nine months ended September 30, 2011 was due to the acceleration of unamortized debt discount and debt related costs in connection with prepayments of our 2010 Credit Facility and our refinancing of the 2010 Credit Facility in July 2011. The loss on extinguishment of notes for the three and nine months ended September 30, 2010 was due to the acceleration of unamortized debt discount, debt related costs, and administrative agent fees associated with our Senior Secured First Lien Credit Facility and Senior Secured Second Lien Credit Facility prepayments partially offset by gains associated with conversion of our convertible notes.

Other. For the three and nine months ended September 30, 2011 compared to 2010, net other income and expense decreased by $28, or 147%, and $46, or 112%, respectively.

Income Tax Expense

(in thousands, except percentages)	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	Dollar Change	Percent Change	2011	2010	Dollar Change	Percent Change
Income tax expense	$(426)	$(91)	$(335)	(368%)	$(1,790)	$(296)	$(1,494)	(505%)

Provision for Income Taxes

The provision represents the federal alternative minimum tax and state and local income taxes currently payable.

We participated in the State of New Jersey’s corporation business tax benefit certificate transfer program, which allows certain high technology and biotechnology companies to transfer unused New Jersey net operating loss carryovers to other New Jersey corporation business taxpayers. During 2003 and 2004, we submitted an application to the New Jersey Economic Development Authority, or EDA, to participate in the program and the application was approved. The EDA then issued a certificate certifying our eligibility to participate in the program. The program requires that a purchaser pay at least 75% of the amount of the surrendered tax benefit. For the nine months ended September 30, 2011 and 2010, we sold $0 and $2,194, respectively, of our New Jersey State net operating loss carry forwards for a recognized benefit of $0 in 2011 and $168 in 2010. Collectively, all transactions represent approximately 85% of the surrendered tax benefit each year and have been recognized in the year received.

Net Income (Loss)

(in thousands, except percentages)	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	Dollar Change	Percent Change	2011	2010	Dollar Change	Percent Change
Net income (loss)	$16,037	$(55,382)	$71,419	129%	$58,898	$(41,976)	$100,874	240%

Net income (loss). Based on the explanations described above, our net income of $16,037 for the three months ended September 30, 2011 increased by $71,419, or 129%, from net loss of $55,382 for the three months ended September 30, 2010.

Based on the explanations described above, our net income of $58,898 for the nine months ended September 30, 2011 increased by $100,874, or 240%, from net loss of $41,976 for the nine months ended September 30, 2010.

Liquidity and Capital Resources

Overview

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Net cash provided by operating activities	$108,141	$175,354
Net cash used in investing activities	(24,355)	(29,421)
Net cash used in financing activities	(107,616)	(42,090)

For the nine months ended September 30, 2011, we generated income from operations. We expect to continue to balance efforts to grow our customer base while consistently achieving operating profitability. To grow our customer base, we continue to make investments in marketing, application development as we seek to launch new services, network quality and expansion, and customer care. Although we believe we will achieve consistent profitability in the future, we ultimately may not be successful and we may never achieve consistent operating profitability. We believe that cash flow from operations and cash on hand will fund our operations for at least the next twelve months.

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

Repayments

For the nine months ended September 30, 2011, we made repayments of the entire $200,000 under the 2010 Credit Facility, with $20,000 designated to cover our 2011 mandatory amortization, $50,000 designated to cover our 2011 annual excess cash flow mandatory repayment, if any, and $130,000 designated to cover the outstanding principal balance under the 2010 Credit Facility, at the time of the 2011 Credit Facility financing.

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

2011 Credit Facility Terms

The following description summarizes the material terms of the 2011 Credit Facility:

The loans under the 2011 Credit Facility mature in July 2014. Principal amounts under the 2011 Credit Facility are repayable in quarterly installments of $7,083 per quarter for the senior secured term loan. The unused portion of our revolving credit facility incurs a 0.50% commitment fee.

Outstanding amounts under each of the senior secured term loan and the revolving credit facility, at our option, will bear interest at:

•

LIBOR (applicable to one-, two-, three- or six-month periods) plus an applicable margin equal to 3.25% if our consolidated leverage ratio is less than 0.75 to 1.00, 3.5% if our consolidated leverage ratio is greater than or equal to 0.75 to 1.00 and less than 1.50 to 1.00, and 3.75% if our consolidated leverage ratio is greater than or equal to 1.50 to 1.00, payable on the last day of each relevant interest period or, if the interest period is longer than three months, each day that is three months after the first day of the interest period, or

•

the base rate determined by reference to the highest of (a) the federal funds effective rate from time to time plus 0.50%, (b) the prime rate of JPMorgan Chase Bank, N.A., and (c) the LIBOR rate applicable to one month interest periods plus 1.00%, plus an applicable margin equal to 2.25% if our consolidated leverage ratio is less than 0.75 to 1.00, 2.5% if our consolidated leverage ratio is greater than or equal to 0.75 to 1.00 and less than 1.50 to 1.00, and 2.75% if our consolidated leverage ratio is greater than or equal to 1.50 to 1.00, payable on the last business day of each March, June, September, and December and the maturity date of the 2011 Credit Facility.

The 2011 Credit Facility provides greater flexibility to us in funding acquisitions and restricted payments, such as stock buybacks, than the 2010 Credit Facility.

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

As of September 30, 2011, we were in compliance with all covenants, including financial covenants, for the 2011 Credit Facility.

The 2011 Credit Facility contains customary events of default that may permit acceleration of the debt. During the continuance of a payment default, interest will accrue at a default interest rate of 2% above the interest rate which would otherwise be applicable, in the case of loans, and at a rate equal to the rate applicable to base rate loans plus 2%, in the case of all other amounts.

State and Local Sales Taxes

We also have contingent liabilities for state and local sales taxes. As of September 30, 2011, we had a reserve of $2,609. If our ultimate liability exceeds this amount, it could affect our liquidity unfavorably. However, we do not believe it will significantly impair our liquidity.

Capital Expenditures

For the nine months ended September 30, 2011, capital expenditures were primarily for the implementation of software solutions and purchase of network equipment as we continue to expand our network. Our capital expenditures for the nine months ended September 30, 2011 were $25,403, of which $16,550 was for software acquisition and development. For 2011, we believe our capital expenditures will not exceed $40,000. The majority of these expenditures are comprised of investments in information technology and systems infrastructure, including the new Amdocs billing and order management system we are in the process of implementing. We expect the platform to be operational before the end of the year and our intention is to begin migrating customers during the first quarter of next year.

Operating Activities

Cash provided by operating activities decreased to $108,141 for the nine months ended September 30, 2011 compared to $175,354 for the nine months ended September 30, 2010, primarily due to the timing of payments of accounts payable and accrued expenses.

Changes in working capital requirements include changes in accounts receivable, inventory, prepaid and other assets, accounts payable, accrued and other liabilities, and deferred revenue and costs. Cash provided by working capital requirements decreased by $82,142 during the nine months ended September 30, 2011 compared to the prior year period primarily due to timing of payments.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2011 of $24,355 was attributable to capital expenditures of $8,853 and development of software assets of $16,550, offset by a decrease in restricted cash of $1,048 due primarily to the return of part of the security deposit on our leased office property in Holmdel, New Jersey.

Cash used in investing activities for the nine months ended September 30, 2010 of $29,421 was attributable to capital expenditures of $11,346, development of software assets of $13,266, and an increase in restricted cash of $4,809, primarily due to funding of a concentration account under a prior financing, partially offset by the reduction of $23,101 of reserves held by our credit card processors as a result of improvements in our credit quality.

Financing Activities

Cash used in financing activities for the nine months ended September 30, 2011 of $107,616 was primarily attributable to $200,000 in 2010 Credit Facility and $7,083 in 2011 Credit Facility principal payments, respectively, $1,303 in capital lease payments, and $2,697 in 2011 Credit Facility debt related cost payments, offset by $100,000 in proceeds received from the issuance of the 2011 Credit Facility and $4,521 in proceeds received from the exercise of stock options and a common stock warrant.

Cash used in financing activities for the nine months ended September 30, 2010 of $42,090 was attributable to $28,664 in First Lien Senior Facility principal payments, $13,128 in Second Lien Senior Facility principal payments, including $3,668 representing paid-in-kind interest payment, and $1,095 in capital lease payments offset by $797 in stock options exercised.

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

•	assumptions used in determining the need for, and amount of, a valuation allowance on net deferred tax assets;

•

assumptions used to determine the fair value of the embedded conversion option within our prior Convertible Notes using the Monte Carlo simulation model; the key inputs are maturity date, risk-free interest rate, our stock price at valuation date, and historical volatility of our common stock; and

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

At the time a customer signs up for our telephony services, there are the following deliverables:

•	Providing equipment, if any, to the customer that enables our telephony services and

•	Providing telephony services.

The equipment is provided free of charge to our customers and in most instances there are no fees collected at sign-up. We record the fees collected for shipping the equipment to the customer, if any, as shipping and handling revenue at the time of shipment.

A further description of our revenues is as follows:

Substantially all of our operating revenues are telephony services revenues, which are derived primarily from monthly subscription fees that customers are charged under our service plans. We also derive telephony services revenues from per minute fees for international calls if not covered under a plan, including stand-alone products, and for any calling minutes in excess of a customer’s monthly plan limits. Monthly subscription fees are automatically charged to customers’ credit cards, debit cards or electronic check payments, or ECP, in advance and are recognized over the following month when services are provided. Revenues generated from international calls and from customers exceeding allocated call minutes under limited minute plans are recognized as services are provided, that is, as minutes are used, and are billed to a customer’s credit cards, debit cards or ECP in arrears. As a result of our multiple billing cycles each month, we estimate the amount of revenues earned from international calls and from customers exceeding allocated call minutes under limited minute plans but not billed from the end of each billing cycle to the end of each reporting period. These estimates are based primarily upon historical minutes and have been consistent with our actual results.

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

Income Taxes

We recognize deferred tax assets and liabilities at enacted income tax rates for the temporary differences between the financial reporting bases and the tax bases of our assets and liabilities. Any effects of changes in income tax rates or tax laws are included in the provision for income taxes in the period of enactment. Our net deferred tax assets primarily consist of net operating loss carry forwards (“NOLs”). We have recorded a full valuation allowance against our net deferred tax assets because we have not concluded that it is more likely than not that we will generate sufficient taxable income in the future to utilize the future income tax benefit from our net deferred tax assets (namely, NOLs) prior to expiration. We periodically review this conclusion, which requires significant management judgment. If we are able to conclude positively in a future period that a future income tax benefit from our net deferred tax assets has a greater than 50 percent likelihood of being realized, we will in that period reduce the related valuation allowance (which was $415,903 at December 31, 2010) with a corresponding decrease in income tax expense. This will result in a significant, one-time non-cash benefit to our net income in the period of the determination. In subsequent periods, until the net deferred tax assets are fully offset by future taxable income, we would expect to recognize income tax expense equal to our pre-tax income multiplied by our effective income tax rate, an expense that is not currently recognized each quarter as a result of the valuation allowance.

Net Operating Loss Carry Forwards

As of December 31, 2010, we had NOLs for United States federal and state tax purposes of $885,431 and $849,567, respectively, expiring at various times from years ending 2012 through 2030. In addition, we had NOLs for Canadian tax purposes of $42,457 expiring through 2027. We also had NOLs for United Kingdom tax purposes of $40,335 with no expiration date.

Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change of control NOLs and other pre-change tax attributes against its post-change income may be limited. The Section 382 limitation is applied annually so as to limit the use of our pre-change NOLs to an amount that generally equals the value of our stock immediately before the ownership change multiplied by a designated federal long-term tax-exempt rate. Due to the cumulative impact of our equity issuances over the three year period ended April 2005, a change of ownership occurred upon the issuance of our previously outstanding Series E Preferred Stock at the end of April 2005. As a result, $171,147 of the total United States NOLs were subject to an annual base limitation of $39,374. The ownership change is not anticipated to restrict our ability to utilize our NOLs since the carryover of the 382 limitations that were not utilized in prior years’ results in the NOL being fully available this year.

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

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 (“ASU 2011-04”) “Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. This ASU changes several aspects of the fair measurement guidance in FASB ASC 820. In addition, ASU 2011-04 includes several new fair value disclosure requirements, including, among other things, information about valuation techniques and unobservable inputs used in Level 3 fair value measurements and a narrative description of Level 3 measurements’ sensitivity to changes in unobservable inputs. It is effective during interim and annual periods beginning after December 15, 2011. We do not expect a material effect upon adoption.

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

On July 29, 2011, we entered into the 2011 Credit Facility. We are exposed to interest rate risk since amounts payable under the 2011 Credit Facility, at our option, bear interest at:

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

On November 1, 2011, the Compensation Committee (the “Committee”) of our Board of Directors unanimously approved an increase in the annual base salary of Kimberly O’Loughlin, our Senior Vice President of Customer Care and Managing Director, International Markets, to $315,000 from $275,000. The Committee also unanimously approved the grant to Ms. O’Loughlin of non-qualified stock options to purchase 100,000 shares of our Common Stock, $0.001 par value (“Common Stock”). The stock option grant will be made on December 1, 2011, and will generally vest in four equal annual installments over a four-year period commencing on the first anniversary of the date of grant. The options will have a term of ten years and will have a per share exercise price equal to the closing price of our Common Stock on the New York Stock Exchange on December 1, 2011. In approving the increase in base salary and stock option grant to Ms. O’Loughlin, the Committee considered her increased responsibilities beginning in June 2011 for international markets and the execution of our international growth initiatives, her leadership addressing churn, and her continuing oversight of customer care. Additional information with respect to the compensation arrangements for our executive officers will be set forth in our proxy statement for our 2012 Annual Meeting of Stockholders.

Item 6.	Exhibits

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101	The following financial statements from Vonage Holdings Corp.’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2011, filed with the Securities and Exchange Commission on November 3, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Stockholders’ Deficit; and (v) the Notes to Consolidated Financial Statements.

(1)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VONAGE HOLDINGS CORP.

Dated: November 3, 2011	By:	/s/ BARRY ROWAN
Barry Rowan
Executive Vice President, Chief Financial Officer, Chief Administrative Officer and Treasurer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101	The following financial statements from Vonage Holdings Corp.’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2011, filed with the Securities and Exchange Commission on November 3, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Stockholders’ Deficit; and (v) the Notes to Consolidated Financial Statements.

(1)	Filed herewith.