Form 10-K
period 2011-12-31
VONAGE HOLDINGS CORP
filed 2012-02-16
CIK 1272830

UNITED STATES SECURITIES AND EXCHANGE COMMISSION • WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934	or	☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
	For the fiscal year ended December 31, 2011			For the transition period from to

 Commission file number 001-32887
VONAGE HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

Delaware	11-3547680
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23 Main Street, Holmdel, New Jersey	07733
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (732) 528-2600

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.001 Per Share	The New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐  No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒  No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:
☐  Large accelerated filer    ☒  Accelerated filer
☐  Non-accelerated filer (Do not check if a smaller reporting company)    ☐  Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐  No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2011 was $641,189,789 based on the closing price of $4.41 per share.
The number of shares outstanding of the registrant’s common stock as of January 31, 2012 was 225,627,886.
Documents Incorporated By Reference
Selected portions of the Vonage Holdings Corp. definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2011, are incorporated by reference in Part III of this Form 10-K.

VONAGE HOLDINGS CORP.
FORM 10-K
FOR THE FISCAL YEAR ENDED December 31, 2011

FORWARD-LOOKING STATEMENTS

2      VONAGE ANNUAL REPORT 2011

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements and other information which are deemed to be “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”). These forward-looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available.
The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events, are subject to certain risks, uncertainties, and assumptions, and are not a guarantee of future performance. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in such forward-looking statements or information. In light of the significant uncertainties in these forward-looking statements, you should not place undue reliance on these forward-looking statements. The forward-looking statements and information contained in this Annual Report on Form 10-K relate to events and state our beliefs and the assumptions made by us only as to the date of this Annual Report on Form 10-K. We do not intend to update these forward-looking statements, except as required by law.
In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Annual Report on Form 10-K, any exhibits to this Form 10-K and other public statements we make. Such factors include, but are not limited to: the competition we face; our ability to adapt to rapid changes in the market for voice and messaging services; our ability to retain customers and attract new customers; our ability to establish and expand strategic alliances; our dependence on third party facilities, equipment, systems and services; our ability to implement our new billing and ordering management system; system disruptions or flaws in our technology and systems; intellectual property and other litigation that have been and may be brought against us; failure to protect our trademarks and internally developed software; our ability to obtain or maintain relevant intellectual property licenses; results of regulatory inquiries into our business practices; uncertainties relating to regulation of VoIP services; increased governmental regulation, currency restrictions, and other restraints and burdensome taxes and risks incident to foreign operations; our dependence upon key personnel; our history of net losses and ability to achieve consistent profitability in the future; fraudulent use of our name or services; our ability to maintain data security; security breaches and other compromises of information security; our dependence on our customers' existing broadband connections; differences between our service and traditional phone services, including our 911 service; any reinstatement of holdbacks by our vendors; our ability to obtain additional financing if required; restrictions in our debt agreements that may limit our operating flexibility; and other factors that are set forth in the “Risk Factors” section and other sections of this Annual Report on Form 10-K, as well as in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

FINANCIAL INFORMATION PRESENTATION

For the financial information discussed in this Annual Report on Form 10-K, other than per share and per line amounts, dollar amounts are presented in thousands, except where noted. All trademarks are the property of their owners.

1      VONAGE ANNUAL REPORT 2011

PART I

ITEM 1. Business

OVERVIEW
OVERVIEW
We are a leading provider of communications services connecting people through broadband devices worldwide. We rely heavily on our network, which is a flexible, scalable Session Initiation Protocol (SIP) based Voice over Internet Protocol, or VoIP, network. This platform enables a user via a single “identity,” either a number or user name, to access and utilize services and features regardless of how they are connected to the Internet, including over 3G, 4G, Cable, or DSL broadband networks. This technology enables us to offer our customers attractively priced voice and messaging services and other features around the world.
In 2009, we shifted our primary emphasis from the domestic home phone replacement market to the international long distance market. With Vonage World we offer unlimited calling domestically and to more than 60 countries, including India, Mexico, and China, for a flat monthly rate. We believe the value and convenience provided by Vonage World is particularly appealing to international long distance callers compared to offers from our competitors.
In addition to our landline telephony business, we are leveraging our technology to offer services and applications for mobile and other connected devices to address large existing markets. We introduced our first mobile offering in late 2009 and have continued to build upon our mobile services strategy with two product introductions in mid-2011. In early 2012, we introduced Vonage Mobile, our all-in-one mobile application that provides free calling and messaging between users who have the application, as well as low-cost international calling to more than 200 countries to any other phone. In addition, calls by users of the mobile application to Vonage home or business lines are also free. This mobile application works over WiFi, 3G and 4G and in more than 90 countries worldwide. Vonage Mobile consolidates the best features of our prior applications, while adding important functionality, better value, and improved ease of use. Vonage Mobile users can instantly add calling credit from within the application through iTunes or the Android Market for calls to users without the application. Vonage Mobile uses the phone's existing mobile number and contact list, eliminating the need for unique user names and duplicate identities for contacts and allowing users to build a free global calling and messaging network from their existing contacts using the application's multiple invitation system.
We have made significant financial progress over the past four years providing a solid foundation for the future. We have managed a significant strategic shift while transforming the cost structure in our core business to drive significant improvements in profitability. We enhanced the value of our product by investing in upgraded systems, streamlined processes, and improved customer experience, which we believe have helped stabilize our subscriber base while driving structural cost reductions throughout the company. In addition to reducing ongoing costs, these structural improvements enabled us to absorb incremental costs resulting from a growth in international minutes as we added new customers to our Vonage World plan. By lowering international termination costs, lowering domestic calling rates,  and reducing the cost of our devices by nearly a third, we have significantly improved our profitability.
In 2011, our core business generated substantial net income and cash flow on relatively flat service revenues, driven by an aggressive focus on driving efficiencies throughout our operations. Through two refinancings in the past 14 months, we have reduced our debt by over 50% and lowered interest rates from highs of 20% to less than 4%, saving $43 million in annual interest expense from the debt structure in place in 2010.
We had approximately 2.4 million subscriber lines for broadband telephone replacement services as of December 31, 2011. We bill customers in the United States, Canada, and the United Kingdom. Customers in the United States represented 94% of our subscriber lines at December 31, 2011.

OUR VISION AND STRATEGY

Building on our solid financial foundation, we are focused on growth in three primary areas that target substantial existing revenue streams.

>
International long distance calling. We are solidifying our core business through continued penetration of international calling segments. The markets for international long distance are large and growing, and they allow us to leverage our VoIP network by providing customers a low-cost and convenient alternative to services offered by telecom and cable providers and international calling cards. According to industry data, the total outbound international long distance calling market is estimated to be $80 billion, and approximately 10 to 15 percent of all US households make international long distance calls, using a mix of home and mobile phones. While our primary emphasis remains the international long distance calling market in the United States, the domestic calling market continues to be attractive. Despite the shift to wireless and a decline in usage, according to industry data there are approximately 75 million households in the United States with landlines. This is a sizable market opportunity.

Our strategic focus on international segments has been successful. Approximately 50 percent of our customers are now on Vonage World, and approximately 35 percent are international long distance callers, which we classify as customers who make 20 or more minutes of international long distance calls per month. To increase the visibility of our Vonage World plan, we have shifted an increasing portion of our marketing budget from broad national advertising as we target attractive segments of the international long distance market. We have prioritized our marketing and sales programs, and in the past year and a half, opened three bilingual sales and service sites. As a result, our base of Hispanic callers has grown by more than 50 percent in the past year.

We have direct sales channels where customers can subscribe to our services on-line or through our toll-free number, as well as a retail distribution channel through regional and national retailers and localized street teams. In 2011, we doubled the number of retail distribution outlets with the recent addition of Best Buy, Kmart and Sears. Combined with our existing partners, Walmart, Fry's and Microcenter, we

2      VONAGE ANNUAL REPORT 2011

now have distribution agreements to sell our services in approximately 6,000 stores across the country. We now have approximately 60 event teams, up from six in January of 2011. These teams operate in 35 ethnic-concentrated markets across 18 states including California, Texas, Florida, and New York. These teams expand our presence in these communities by marketing and selling Vonage service at Hispanic and Asian-Indian events and community gathering places.

>
Mobile and other connected device services. We are developing next-generation services to meet the increasing demand for services by users of mobile and other connected devices. We believe that our efforts will capitalize on favorable trends including the proliferation of low or no-cost Wi-Fi and other broadband around the world and the accelerating rate of smart phone adoption. In early 2012, we introduced Vonage Mobile, our all-in-one mobile application that provides free calling and messaging between users who have the application, as well as low-cost international calling to more than 200 countries to any other phone. In 2012, we expect to extend our mobile services offering, including standalone mobile products for customers without smartphones as well as building additional features into our Vonage Mobile platform. We also plan to introduce a low cost international roaming feature which would allow customers to receive inbound calls on their mobile device, avoiding high carrier roaming fees while traveling.

>
Expansion opportunities outside of the United States. We currently have operations in the United States, United Kingdom, and Canada and believe that our low-cost Internet-based communications platform enables us to cost-effectively deliver voice and messaging services to other locations throughout the world.

The global consumer communications market is estimated to be $200 billion and growing at approximately 7% per year. We expect to expand our geographic footprint through partnerships and are pursuing a range of business concepts which include jointly providing low rates and expanded footprints with international partners, to placing kiosks in foreign locations, to providing a full suite of communications services sold and marketed by other companies.

SERVICE OFFERINGS

Our home telephone replacement services are offered to residential, small office and home office customers through several service plans with different pricing structures. The service plans include an array of basic and enhanced features, and customers have the opportunity to purchase premium features for an additional fee. We also charge for local and international calling outside of plan limits. Information on our revenues, operating income, and identifiable assets appears in Note 1 to our consolidated financial statements included in Item 8 hereof.
Our primary residential offering is Vonage World with approximately 1.1 million subscriber lines as of December 31, 2011. For a flat monthly fee, this plan includes unlimited local calling and unlimited calling to landline phones in all cities and locations in more than 60 countries, including India, Mexico, and China, and unlimited calling to cellular phones in certain of those countries. In addition, the Vonage World offer includes unlimited Vonage Visual Voicemail, which is “readable voicemail” delivered via email or SMS text message, Vonage Extensions, which extends the plan to additional phone numbers and devices including smartphones and feature phones, and directory assistance. We also market other residential plans that include enhanced features or limited minutes, in addition to offering our legacy Residential Premium Unlimited plan to existing customers.
We view the small and home office market as a potential growth market. Today we offer two small and home office calling plans, one of which offers unlimited local and long distance calling anywhere in the United States, Canada, Puerto Rico, and five European countries and another that includes a specified number of minutes in the United States, Canada, and Puerto Rico. Both plans offer a free dedicated fax line.
As of December 31, 2011, approximately 94% of our United States subscriber lines were for residential service. Approximately 47% of those residential subscriber lines were under the Vonage World plan and 25% were under the Residential Premium Unlimited plan. We offer similar plans in Canada and the United Kingdom. Please see Note 11 to our consolidated financial statements for financial information about our geographic areas.
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

Our mobile services include enhancements to our residential, small office and home office calling plans as well as mobile applications that can be initially downloaded for iPhone®, iPad®, iPod touch®, and Android® OS devices for free. In August 2011, we launched Extensions, an enhancement to our flat rate, unlimited international calling plan that extends the plan to additional phone numbers and devices including smartphones and feature phones. A customer may sign-up for up to two extensions with the first extension provided free of charge and the second extension incurring an additional fee. In early 2012, we introduced Vonage Mobile, our all-in-one mobile application that provides free calling and messaging between users who have the application, as well as low-cost international calling to more than 200 countries to any other phone. In addition, calls by users of the mobile application to Vonage home or business lines are also free. This mobile application works over WiFi, 3G and 4G and in more than 90 countries worldwide.

3      VONAGE ANNUAL REPORT 2011

Devices
In order to access our residential, small office, and home office services, a customer need only connect a standard telephone to a broadband Internet connection through a small Vonage-enabled device. After connecting the device, our customers can use their telephone to make and receive calls. Our adapter includes a networking router and generally permits a subscriber to connect up to two Vonage lines through a high-speed Internet connection. Vonage-enabled devices allow customers to use the Internet connection for their computer and telephones at the same time while ensuring a high quality calling experience. We also offer a cordless multi-phone system solution. Our plug-and-play Vonage-enabled devices permit portability as customers can take their Vonage device to different locations where broadband service is available. Since May 2009, we generally have not charged new customers for the adapters permitting use of our service.
TWORK OERATIONS

NETWORK OPERATIONS

Our network operations are conducted by a wholly-owned subsidiary that holds our networking equipment and employs the personnel who develop and operate our technology.
The Vonage network uses our customer’s existing high-speed broadband Internet service to allow calls over the Internet either from a standard telephone through a Vonage-enabled device or through soft phone software or mobile client applications. Our service is not dependent on any specific type or provider of Internet service, and our customers are free to change their Internet service provider in response to a competitive alternative, or because they have moved to a different location. Our Vonage-enabled devices, soft phone software, and mobile client applications allow our customers to be authenticated and authorized to access to our network in a secure manner.
Our network is scalable and geographically distributed for robustness, high availability, and reliability across multiple call processing sites, using regional data interconnection points, where calls to non-Vonage customers are interconnected with the public switched telephone network. We periodically assess the locations of our regional data connection points in connection with efforts to improve the quality of and efficiency in delivering our service. In 2011, we consolidated certain interconnection points, increasing efficiencies and creating a platform for growth. Our interconnections with the public switched telephone network are made pursuant to agreements we have with several telecommunications providers. Under these agreements, we transfer calls originated by our customers to other carriers who connect the call to the called party. We pay a per-minute charge for this. The calls are routed from our network to other carriers’ interconnected circuits at co-location facilities in which we lease space. This method of connecting to the public switched telephone network allows us to expand capacity quickly, as necessary to meet call volume, and to provide redundancy within our network. In 2011, we enhanced our call routing platform, increasing our control over call routing which lowered costs and improved call quality. Our business is not substantially dependent upon our agreements with any single carrier or our interconnection agreements because we can easily substitute other telecommunications providers in order to obtain the same or similar service.
Because Vonage’s system is not constrained to use any specific broadband service provider to connect to our customers, we can centrally manage and share resources across our customer base to minimize capital investment when entering new markets.
The following are also important in supporting our network operations:

>
Network Operations Center. We currently maintain a network operations center at our headquarters with monitoring redundancies at several points within our network. The network operations center monitors and manages the status and health of our network elements, allowing us to manage our network in real time, respond to alert notifications, and re-route network traffic as needed. We pursue a multi-faceted approach to managing our network to ensure high call quality and reliable communications services to our customers.

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

>
Emergency Calling Service and Enhanced 911 Service. We have deployed E-911 service to approximately 99.99% of our U.S. residential and small and home office customer base that is comparable to the emergency calling services provided to customers of traditional wireline telephone companies in the same area. Our E-911 service does not support the calls of our soft phone software users. The emergency calls of our soft phone software users are supported by a national call center. Not all Vonage products require 911 service capabilities, such as our mobile client products. To enable us to effectively deploy and provide our E-911 service, we maintain an agreement with a provider that assists us in delivering emergency calls to an emergency service dispatcher at the public safety answering point, or PSAP, in the area of the customer’s registered location and terminating E-911 calls. We also contract for the national call center that operates 24 hours a day, seven days a week to receive certain emergency calls and for the maintenance of PSAP databases for the purpose of deploying and operating E-911 services. The databases include contact, technical infrastructure, boundary, and routing information for delivery of calls to a PSAP or emergency service providers in the United States.

>
Local Number Portability. Unlike certain of our VoIP competitors, our system allows our telephone replacement customers to port telephone numbers, which allows new customers to retain their existing telephone numbers when subscribing to our services. We rely on an agreement with a provider to facilitate the transfer of customer telephone numbers. In addition, we have engaged a provider that performs the third party verification of pertinent local number portability information from our subscribers prior to porting a customer from one local telephone company to us.

4      VONAGE ANNUAL REPORT 2011

>
Security. We have developed a service architecture and platform that uses industry-standard security techniques and allows us to remotely manage customer devices. Any Vonage-enabled device used by our customers can be securely managed by us, and these devices use authentication mechanisms to identify themselves to our service in order to place and receive calls. We regularly update our protocols and systems to protect against unauthorized access.

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

SALES AND DISTRIBUTION
Direct Sales
Our primary sales channels for our home telephone replacement services have been in-bound telemarketing and online direct sales. Customers can subscribe to our services at our websites, http://www.vonage.com, http://www.vonage.ca and http://www.vonage.co.uk, or through multiple toll free numbers including 1-877-4VONAGE. We are also increasing efforts to focus on promising international long distance markets. In 2011, we continued to enhance our complete Spanish language experience for our customers, including 24 hour per day inbound telesales, full customer service, a purpose-built Spanish language online environment and purchasing experience, television advertising, as well as direct mail.
Retail Sales
In addition to our direct sales channel, we also offer sales through our retail channel. In 2011, we doubled our retail presence from 3,000 to 6,000 locations at leading regional and national retailers, including Walmart, Sears, Kmart, Best Buy, Fry’s Electronics, and Microcenter. We believe that the availability of our devices through premier retailers enhances and reinforces the Vonage brand, and that the retail channel increases our ability to acquire mainstream consumers by reaching them in a familiar and interactive shopping environment. National and regional retailers provide Vonage with a wide footprint to distribute our service. We have opened Vonage kiosks throughout the United States and continue to look at ways to optimize sales performance at each kiosk location while looking at growth opportunities in favorable geographic markets. We refined our kiosk operations in 2011 by supplementing our fixed cost kiosks with pay for performance cost structures in certain markets. In addition, we expanded our key market presence in markets with high ethnic concentration with the introduction of event teams in 2010. Our event teams provide culturally relevant ways to connect with customers at a grass roots level. We expanded our event team presence in 2011 and now operate in over 35 markets across 18 states including California, Texas, Florida, and New York.
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
Customers who cannot or do not wish to resolve their questions through our website may contact a customer care representative through our toll free number. We staff our customer care organization through a combination of our own employees and outsourced customer care representatives. All new customer care representatives are trained through an established program developed by Vonage. We also have a separate team that provides advanced technical support for resolving customers’ complex issues and an on-boarding team, which provides specialized assistance to new customers. We use extensive monitoring of call quality and customer satisfaction scores to determine additional training or coaching requirements for individual associates and to drive continuous improvement in our processes, policies, and technology.
Billing
All customer billing for our broadband telephone replacement services is automated through our website. We automatically collect all fees from our customers’ credit card, debit card or electronic check payment (“ECP”). By collecting monthly subscription fees in advance and certain other charges immediately after they are incurred, we are able to reduce the amount of accounts receivable that we have outstanding, thus allowing us to have lower working capital requirements. Collecting in this manner also helps us mitigate bad debt exposure, which is recorded as a reduction to revenue. If a customer’s credit card, debit card or ECP is declined, we generally suspend international calling. Historically, in most cases, we are able to correct the problem with the customer within the current monthly billing cycle. If the customer’s credit card, debit card or ECP cannot be successfully processed during three billing cycles (i.e. the current and two subsequent monthly billing cycles), we terminate the account.
We are party to a contract with Amdocs, Inc. pursuant to which Amdocs, Inc. will (i) license to us billing and ordering software, (ii) provide professional services relating to the implementation, operation, support, and maintenance of the licensed systems, and (iii) transition support services in connection with migration to the licensed systems. We expect this software to provide us with enhanced ordering and billing capabilities to better suit the current and future needs of the business. The initial term of the agreement with Amdocs, Inc. extends for five years following the earlier to occur of (i) the date on which a specified number of subscribers are successfully migrated from our current billing and order systems to the licensed system or (ii) the first new subscriber is added to the licensed system. The platform is now operational and it is our intention to transition customers

5      VONAGE ANNUAL REPORT 2011

to the platform throughout 2012. Billing for some of our existing products such as mobile and other connected devices is handled through third party payment platforms such as iTunes and based on customer and business needs we may continue to use a range of payment vehicles including the Amdocs platform for our products and services in the future.

INTELLECTUAL PROPERTY

We believe that our technological position depends primarily on the experience, technical competence, and the creative ability of our engineering and technology staff. We routinely review our technological developments with our technology staff and business units to identify the aspects of our technology that provide us with a technological or commercial advantage and file patent applications as necessary to protect our technology in the United States and internationally. Our company policies require our employees to assign their intellectual property rights to us and to treat all technology as our confidential information.
In addition to developing technology and intellectual property, we evaluate the licensing and acquisition of technology and intellectual property of third parties to identify opportunities that may provide us with a strategic or commercial advantage in exchange for royalties or other payments. From time to time we receive letters from third parties initiating an opportunity to obtain patent licenses that might be relevant to our business. As a result of these efforts, we have acquired multiple U.S. and foreign patents, and obtained licenses to numerous other patents. We also have become involved in litigation alleging that our products or services infringe on third party patents or other intellectual property rights. See “Item 3. – Legal Proceedings—IP Matters.”
We are the owner of numerous United States and international trademarks and service marks and have applied for registration of our trademarks and service marks in the United States and abroad to establish and protect our brand names as part of our intellectual property strategy. Some of our registered marks are Vonage®, Vonage Mobile® and Vonage Visual Voicemail®.
We endeavor to protect our internally developed systems and maintain our trademarks and service marks. Typically, we enter into confidentiality or license agreements with our employees, consultants, customers, and vendors in an effort to control access to and distribution of our technology, software, documentation, and other information.

COMPETITION

We face continued strong competition from traditional telephone companies, cable companies, wireless companies, and alternative communication providers. Because most of our target customers are already purchasing communications services from one or more of these providers, our success is dependent upon our ability to attract these customers away from their existing providers. We believe that the principal competitive factors affecting our ability to attract and retain customers are price, call quality, customer service, and enhanced services and features.
Traditional telephone and cable companies
The traditional telephone and cable companies are our primary competitors for our broadband telephone services. Traditional telephone companies in particular have historically dominated their regional markets. These competitors include AT&T, Verizon Communications and CenturyLink, as well as rural incumbents such as Frontier Communications. Cable company competitors include companies such as Cablevision, Charter Communications, Comcast Corporation, Cox Communications, and Time Warner Cable. These traditional phone and cable company competitors are substantially larger and better capitalized than we are and have the advantage of a large existing customer base. Many of these competitors are continuing to make substantial investments in delivering broadband Internet access, VoIP phone service, and cable television to their customers and they often have larger product development and marketing budgets than us. Providing home phone, Internet access, and cable television to many of our existing and potential customers may enhance their image as trusted providers of services.
The traditional phone companies own networks that include a “last mile” connection to substantially all of our existing and potential domestic customers as well as the places our customers call domestically. As a result, the vast majority of the calls placed by a Vonage customer are carried over the “last mile” by a traditional phone company, and we indirectly pay access charges to these competitors for each of these calls. In contrast, traditional wireline providers do not pay us when their customers call our customers.
Cable companies and, in many cases traditional phone companies, are also aggressively using their existing customer relationships to bundle services. For example, they bundle Internet access, cable television, and home phone service with an implied price for the phone service that may be significantly below ours. Certain traditional phone companies are also able to bundle wireless telephone service. Many of these competitors are able to advertise on their local access channels with no significant out-of-pocket cost and through mailings in bills with little marginal cost. They also receive advertising time as part of their relationships with television networks and are able to use this time to promote their telephone service offerings.
Traditional phone and cable companies’ ownership of Internet connections to our customers could enable them to detect and interfere with the completion of our customers’ calls. While we are not aware of any such occurrence, it is unclear whether current regulations would permit these companies to degrade the quality of, give low priority to or block entirely the information packets and other data we transmit over their lines. In addition, these companies may attempt to charge their customers more for using our services.
Many traditional phone and cable companies routinely send technicians to customers’ premises to initiate service. Although this is expensive, it also can be more attractive to customers than installing their own router. In addition, these technicians may install an independent source of power, which can give customers assurance that their phone service will not be interrupted during power outages.
The traditional phone and cable companies have long-standing relationships with regulators, legislators, lobbyists, and the media. This can be an advantage for them because legislative, regulatory or judicial developments in our rapidly evolving industry could have a negative impact on us.
In many cases, we charge prices that are lower than prices charged by the traditional phone and cable companies. In addition, some of our competitors offer low introductory pricing followed by an increase in price after a certain period of time. We believe that these step-up promotions enable us to gain market share by attracting customers who leave our competitors following these price increases. We believe that we also currently compete successfully with the traditional phone and cable companies on the basis of the features we offer that they do not (such as area code

6      VONAGE ANNUAL REPORT 2011

selection, portable service, virtual phone numbers, and readable voice mail). We offer many of these features at no extra charge.
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
Alternative communication providers
We also compete against alternative communication providers such as magicJack, Skype, and Google Voice, some of which are larger than us and have the ability to devote greater resources to their communications services. Some of these service providers, including Internet product and software companies, have chosen to sacrifice telephony revenue in order to gain market share or attract users to their platform and have offered their services at low prices or for free. While not all of these competitors currently offer the ability to call or be called by anyone not using their service, line portability, E911 service, and customer service, in the future they may integrate such capabilities into their service offerings. As we continue the introduction of applications that integrate different forms of voice, messaging, and other services over multiple devices, we face competition from emerging competitors focused on similar integration, as well as from alternative communication providers.
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
In connection with our increasing emphasis on the international long distance market, we face competition from low-cost international calling cards and VoIP providers in addition to traditional telephone companies, cable companies, and wireless companies.

EMPLOYEES

As of December 31, 2011, we had 1,008 employees. None of our employees are subject to a collective bargaining agreement.

AVAILABLE INFORMATION

We were incorporated in Delaware in May 2000 and changed our name to Vonage Holdings Corp. in February 2001. We maintain a website with the address www.vonage.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Other than an investor’s own Internet access charges, we make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we have electronically filed such material with, or furnished such material to, the Securities and Exchange Commission.

7      VONAGE ANNUAL REPORT 2011

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
The telecommunications industry is highly competitive. We face continued intense competition from traditional telephone companies, cable companies, wireless companies, and alternative communication providers. Our competitors include the traditional telephone service providers, including AT&T, Verizon Communications, and CenturyLink, which provide telephone service based on the public switched telephone network. Some of these traditional providers also have added VoIP services to their existing telephone and broadband offerings. We also face competition from cable companies, such as Cablevision, Charter Communications, Comcast Corporation, Cox Communications, and Time Warner Cable, which have added VoIP services to their existing cable television and broadband offerings. Further, as wireless providers, including AT&T, Sprint, T-Mobile, and Verizon Wireless, offer more minutes at lower prices, better coverage, and companion landline alternative services, including through products such as dual mode phones and femtocells, their services have become more attractive to households as a replacement for wireline service.
Most traditional wireline and wireless telephone service providers and cable companies are substantially larger and better capitalized than we are and have the advantage of greater name and brand name recognition and a large existing customer base. Because most of our target customers are already purchasing communications services from one or more of these providers, our success is dependent upon our ability to attract target customers away from their existing providers. Our competitors' financial resources may allow them to offer services at prices below cost or even for free in order to maintain and gain market share or otherwise improve their competitive positions. Our competitors also could use their greater financial resources to develop and market telephony and messaging services with more attractive features and more robust customer service. In addition, because of the other services our competitors provide, they often choose to offer VoIP services as part of a bundle that includes other products, such as video, high speed Internet access, and wireless telephone service, which we do not offer. This bundle may enable our competitors to offer VoIP service at prices with which we may not be able to compete or to offer functionality that integrates VoIP service with their other offerings, both of which may be more desirable to consumers. Any of these competitive factors could make it more difficult for us to attract and retain customers, reduce our market share and revenues, or cause us to lower our prices or offer additional features that may result in additional costs without commensurate price increases.
We also compete against alternative communication providers, such as magicJack, Skype, and Google Voice, some of which are larger than us, have greater name and brand recognition, and have the ability to devote greater resources to their communications services. Some of these service providers, including Internet product and software companies, have chosen to sacrifice telephony revenue in order to gain market share or attract customers to their platform or have lower cost structures and have offered their services at low prices or for free or using different payment structures such as one-time or low annual fees. As we continue the introduction of applications that integrate different forms of voice and messaging services over multiple devices, we face competition from emerging competitors focused on similar integration, as well as from established alternative communication providers. In order to compete with such service providers, we may have to reduce our prices, which would impair our profitability, or offer additional features that may cause us to incur additional costs without commensurate price increases.
In connection with our increasing emphasis on the international long distance market, we face competition from low-cost international calling cards and VoIP providers in addition to traditional telephone companies, cable companies, and wireless companies. To the extent that these providers target marketing to the same ethnic segments that we target or strengthen their offerings to these segments, we may have to reduce our prices or increase promotions, which would impair our profitability, or offer additional features that may cause us to incur additional costs without commensurate price increase.
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
There is a continuing trend toward consolidation of telecommunications companies, including the acquisition of alternative communication providers by Internet product and software companies, which may create competitors with greater resources. In addition, certain of our competitors have partnered and may in the future partner with other competitors to offer products and services, leveraging their collective competitive positions, which makes it more difficult to compete with them and could adversely affect our profitability.
If we fail to adapt to rapid changes in the market for voice and messaging services, then our products and services could become obsolete.
The market for our products and services is constantly and rapidly evolving as we and our competitors introduce new and enhanced products and services and react to changes in VoIP and messaging technology and customer demands. We may not be able to develop or acquire new products and plans or product and plan enhancements that compete effectively with present or emerging VoIP and messaging technologies or differentiate our products and plans based on functionality and performance. In addition, we may not be able to establish or maintain strategic alliances that will permit enhancement opportunities or innovative distribution methods for our products and plans.
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

8      VONAGE ANNUAL REPORT 2011

could cause us to lose revenue opportunities and customers. Any technical flaws in products we release could diminish the innovative impact of the products and have a negative effect on customer adoption and our reputation.
We also are subject to the risk of future disruptive technologies. New products based on new technologies or new industry standards could render our existing products obsolete and unmarketable. If new technologies develop that are able to deliver competing voice and messaging services at lower prices, better or more conveniently, it could have a material adverse effect on us.
In early 2012, we introduced Vonage Mobile, our all-in-one mobile application that provides free calling and messaging between users who have the application, as well as traditional paid international calling to any other phone. Vonage Mobile is downloadable for free. In the future, we may enhance this service or introduce other similar services for mobile and other connected devices. These services may include optional added cost premium services such as international calling plans, alternatives for high priced international roaming services, and lower cost text messaging. If we are unable to attract users of these premium services offered by Vonage Mobile or future offerings, our net revenues may fail to grow as we expect.
If we are unsuccessful at retaining customers or attracting new customers, including customers who pay for our services for mobile and other Internet connected devices, we may experience a reduction in revenue or may be required to spend more money to grow our customer base.
Our rate of customer terminations for our broadband telephone replacement services, or average monthly customer churn, was 2.6% for the year ended December 31, 2011. During 2011, we added 613,991 customers while 656,641 of our customers terminated. Our churn rate could increase in the future if customers are not satisfied with the quality and reliability of our network, the value proposition of our products, and the ability of our customer service to meet the needs and expectations of our customers. In addition, competition from traditional telephone companies, cable companies, wireless companies, alternative communications providers, and low-cost international calling cards, disruptive technologies, general economic conditions, and our ability to activate and register new customers on the network, also influence our churn rate. While it is a small portion of our current business, we will have similar issues with customers for Vonage Mobile and other services for mobile and other Internet connected devices as that business develops.
As we continue to emphasize the international long distance market, we expect our churn to be impacted by the ethnic segments that we target. For example, we have found that certain ethnic segments have higher churn due to unwillingness to use our existing payment methods. We may not be able to educate these customers in these payment methods or offer alternative payment methods that serve the needs of these customers. In addition, certain ethnic segments that we target may be more likely to have poor or no credit history, indicating that they may have more difficulty affording the service, leading to higher churn for these customers.
Because of customer losses, we have to acquire new customers on an ongoing basis just to maintain our existing level of customers and revenues. As a result, marketing expense is an ongoing requirement of our business. If our churn rate increases, we will have to acquire even more new customers in order to maintain our existing revenues. We incur significant costs to acquire new customers, and expect to continue to do so in connection with the introduction of Vonage Mobile, and those costs are an important factor in maintaining profitability. Therefore, if we are unsuccessful in retaining customers, are required to spend significant amounts to acquire new customers beyond those budgeted, or our marketing and advertising efforts are not effective in targeting specific customer segments, our revenue could decrease or we could incur losses.
If we are unable to establish and expand strategic relationships our ability to grow revenues and offer new products under commercially attractive terms may be inhibited, which could adversely affect our business, results of operations, and financial condition.
An element of our growth strategy is to develop and maintain strategic relationships both in the U.S. and internationally. We have or are pursuing relationships in the U.S. retail industry as well as international concepts ranging from virtual peering relationships to full VoIP communication services to be marketed and distributed as a complement to an existing foreign provider's product suite. The development of these relationships may assist us in enhancing our brand, introducing our products and services to larger numbers of customers, developing and implementing new products and services, and generating additional revenue. We may not be able to enter into new relationships in the U.S. or internationally on economic terms favorable to us. In addition, if we lose any of our important strategic relationships or if strategic relationships fail to benefit us as expected, our ability to grow revenues and offer new products may be inhibited which could adversely affect our business, results of operations, and financial condition.
Our ability to provide our telephony service and manage related customer accounts is dependent upon third-party facilities, equipment, and systems, the failure of which could cause delays of or interruptions to of our service, damage our reputation, cause us to lose customers, limit our growth, and affect our financial condition.
Our success depends on our ability to provide quality and reliable telephony service, which is in part dependent upon the proper functioning of facilities and equipment owned and operated by third parties and is, therefore, beyond our control. Unlike traditional wireline telephone service or wireless service, our service requires our customers to have an operative broadband Internet connection and an electrical power supply, which are provided by the customer's Internet service provider and electric utility company, respectively, and not by us. The quality of some broadband Internet connections may be too poor for customers to use our services properly. In addition, if there is any interruption to a customer's broadband Internet service or electrical power supply, that customer will be unable to make or receive calls, including emergency calls, using our service.
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

9      VONAGE ANNUAL REPORT 2011

We also rely on third party platforms for some of our back office functions that allow us to manage customer accounts. For example, we are a party to an agreement with Amdocs, Inc. to license systems to enhance our ordering and billing capabilities. The platform is now operational and it is our intention to transition customers to the platform throughout 2012. If we encounter material challenges during the implementation of the new systems or the transition of customers this could adversely affect customer satisfaction. Any failure to implement this ordering and billing system in the timeframe we expect, or at all, may materially affect our ability to introduce new products on the schedule that we prefer and could result in increased costs to enhance our existing ordering and billing systems or procure replacement systems or alternative means for ordering and billing our products. As a result, our growth, system of internal controls, or results of operations could be materially and adversely affected.
We rely on third parties to provide a portion of our customer service representatives, provide aspects of our E-911 service, and initiate local number portability for our customers. If these third parties do not provide our customers with reliable, high-quality service, our reputation will be harmed and we may lose customers.
We offer our customers support 24 hours a day, seven days a week through both our comprehensive online account management website and our toll free number. Our customer support is currently provided via United States based employees as well as third party partners located in the United States, Philippines, Costa Rica, Chile, Mexico, and India. We offer support in English, Spanish, and French Canadian. Our third-party providers generally represent us without identifying themselves as independent parties. The ability to support our customers may be disrupted by natural disasters, inclement weather conditions, civil unrest, and other adverse events in the locations where our customer support is provided.
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
Flaws in our technology and systems or our failure to adapt our systems to any new Internet Protocol could cause delays or interruptions of service, which could damage our reputation, cause us to lose customers, and limit our growth.
Although we have designed our service network to reduce the possibility of disruptions or other outages, our service may be disrupted by problems with our technology and systems, such as malfunctions in our Vonage-enabled device that we provide to customers, software or facilities and overloading of our network. As we attract new subscribers, we expect increased call volume that we need to manage to avoid network interruptions. In particular, as we have marketed to different international long distance markets, we have seen international call volumes to targeted countries increase. During the next few years we expect wide-spread industry adoption of a new Internet Protocol, which is a set of standard communications and routing mechanisms. Customers may experience periodic delays of service caused by the industry transition to this new Internet Protocol. Interruptions have caused and may in the future cause us to lose customers and offer substantial customer credits, which could adversely affect our revenue and profitability. Network interruptions have also impaired our ability at times to sign-up new customers and the ability of customers to manage their accounts. During 2011, we had multiple outages that affected groups of customers at various times, some of which affected large groups of customers for several hours. If service interruptions or other outages adversely affect the perceived reliability of our telephony service or customer service, we may have difficulty attracting and retaining customers and our brand reputation and growth may suffer.
We may be subject to damaging and disruptive intellectual property litigation that could materially and adversely affect our business, results of operations, and financial condition, as well as the continued viability of our company.
There has been substantial litigation in the VoIP and related industries regarding intellectual property rights and, given the rapid technological change in our industry and our continual development of new products and services, we and/or our commercial partners may be subject to infringement claims from time to time. For example, we may be unaware of filed patent applications and issued patents that could include claims covering our products and services. We were subject to patent infringement claims in the past, including suits that we settled in 2007 and 2008 for a total of $243,825 with Verizon, Sprint, AT&T, Nortel Networks, and others. We are also currently named as a defendant in two suits that relate to alleged patent infringement and from time to time we receive letters from third parties initiating an opportunity for us to obtain licenses to patents that may be relevant to our business or alleging that our services infringe upon third party patents or other intellectual property. See “Item 3. – Legal Proceedings—IP Matters.”
Parties making claims of infringement may be able to obtain injunctive or other equitable relief that could effectively block our ability to provide our services and could cause us to pay substantial royalties, licensing fees, damages or settlement fees. The defense of any lawsuit could divert management’s efforts and attention from ordinary business operations and result in time-consuming and expensive litigation, regardless of the merits of such claims. These outcomes may:

>	result in the loss of a substantial number of existing customers or prohibit the acquisition of new customers;

>	cause us to accelerate expenditures to preserve existing revenues;

>	cause existing or new vendors to require prepayments or letters of credit;

>	cause our credit card processors to demand reserves or letters of credit or make holdbacks;

>	result in substantial employee layoffs;

>	materially and adversely affect our brand in the marketplace and cause a substantial loss of goodwill;

10      VONAGE ANNUAL REPORT 2011

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
Our ability to compete effectively is dependent in large part upon the maintenance and protection of systems and software that we have developed internally based on open standards. While we own eight internally developed U.S. issued patents, have a number of pending patent applications, and have acquired third party patents, we cannot patent much of the technology that is important to our business. Our pending patent applications may not be granted. Any issued patent that we own may be challenged, narrowed, invalidated, or circumvented. To date, we have relied on copyright and trade secret laws, as well as confidentiality procedures and licensing arrangements, to establish and protect our rights to this technology. We typically enter into confidentiality or license agreements with our employees, consultants, customers, and vendors in an effort to control access to and distribution of technology, software, documentation, and other information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use this technology without authorization. Policing unauthorized use of this technology is difficult. The steps we take may not prevent misappropriation of the technology we rely on. In addition, effective protection may be unavailable or limited in some jurisdictions outside the United States, Canada, and the United Kingdom. Litigation may be necessary in the future to enforce or protect our rights or to determine the validity and scope of the rights of others. That litigation could cause us to incur substantial costs and divert resources away from our daily business, which in turn could materially adversely affect our business.
The unlicensed use of our brand by third parties could harm our reputation, cause confusion among our customers, and impair our ability to market our services. To that end, we have registered numerous trademarks and service marks and have applied for registration of our trademarks and service marks in the United States and abroad to establish and protect our brand names as part of our intellectual property strategy. If our applications receive objections or are successfully opposed by third parties, it will be difficult for us to prevent third parties from using our brand without our permission. Moreover, successful opposition to our applications might encourage third parties to make additional oppositions or commence trademark infringement proceedings against us, which could be costly and time consuming to defend against. If we decide to take limited or no action to protect our trademarks, our trademark rights may be diluted and subject to challenge or invalidation, which could materially and adversely affect our brand in the marketplace.
Certain rights to third party patents and technology may expire and not be extended, or may not be available.
Certain previously disclosed patent rights granted to the Company under our agreements with AT&T and Sprint will expire between January 2013 and May 2014. It may be necessary to negotiate extensions of such rights, and if so and we are unable to do so on terms acceptable to us upon expiration, our making, using, and selling of existing and future products and services may be subject to challenges as infringing AT&T or Sprint patents. In addition, we may seek to obtain rights to third party technology in the future, but may not be able to agree upon commercially reasonable terms or at all with respect to obtaining such rights. If we are unable to extend existing licenses or are unable to obtain rights to other technology that may be commercially advantageous or necessary for our product and service offerings, we may experience a decrease in the quality of our products or services or we may lose the ability to provide our products and services on a non-infringing basis until alternative technology or suitable alternative products and services can be developed, identified, obtained (through acquisition, license or other grants of rights), and integrated.
We may incur significant costs and harm to our reputation from lawsuits and regulatory inquiries related to our business practices, which may also divert the attention of our management from other aspects of our business.
In 2010, we reached a settlement in several purported class actions in California, New Jersey, and Washington that alleged a wide variety of deficiencies with respect to our business practices, marketing disclosures, e-mail marketing, and quality issues for both phone and fax service. The settlement included a release and dismissal with prejudice of all consumer claims against us and provided a settlement benefit of $4,750 into a common fund for the benefit of class members. The common fund included all awarded fees, costs, and expenses (including attorneys' fees and costs), some of the costs to provide notice of settlement, administrative expenses, and incentive awards, if any, with the remainder of the common fund to be distributed to members of the class who timely filed claims, with the balance of the fund, if any, to be distributed cy pres to charity if approved by the court pursuant to a plan of allocation among class members.
We have been subject to periodic regulatory inquiries regarding our business practices, including an investigation settled in 2009 with a group of 32 States attorney generals into certain of our business practices. There was no finding of any violation or wrongdoing by us, and the 32 states participating in the settlement have released us and our affiliates from the matters investigated. We paid $3,000 in connection with the settlement and compliance with other provisions of the settlement is ongoing. On July 18, 2011 we entered into an amended settlement agreement initiated at our request to reflect revised business practices associated with our new “consumable” product offerings.
Any similar claims or regulatory inquiries, whether successful or not, could require us to devote significant amounts of monetary or human resources to defend ourselves and could harm our reputation. We may need to spend significant amounts on our legal defense, senior management may be required to divert their attention from other portions of our business, new product launches may be deferred or canceled as a result of any proceedings, and we may be required to make changes to our present and planned products or services. If, as a result of any proceedings, a judgment is rendered or a decree is entered against us, it may materially and adversely affect our business, financial condition, and results of operations and harm our reputation.

11      VONAGE ANNUAL REPORT 2011

Our services are subject to regulation, and future legislative, regulatory or judicial actions could adversely affect our business and expose us to liability.
Our business has developed in a relatively lightly regulated environment. However, the United States and other countries have applied some traditional telephone company regulations to VoIP and continue to evaluate how VoIP should be regulated. The effects of future regulatory developments are uncertain.
Interconnected VoIP providers, such as Vonage, are subject to certain Federal Communications Commission ("FCC") rules. For example, on August 5, 2005, the FCC released an Order extending the obligations of the Communications Assistance for Law Enforcement Act (“CALEA”) to interconnected VoIP providers. Under CALEA, telecommunications carriers must assist law enforcement in executing electronic surveillance, which include the capability of providing call content and call-identifying information to a local enforcement agency, or LEA, pursuant to a court order or other lawful authorization. To date, we have taken significant steps towards CALEA compliance. We could be subject to an enforcement action by the FCC if our CALEA solution is deemed not fully operational.
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
As we expand our international operations into new geographies, we will be increasingly subject to risks that are inherent in operating abroad, including increased governmental regulation, currency restrictions and other restraints, and burdensome taxes.
Our services are in use in countries outside of the United States, Canada, and the United Kingdom where we have regular operations, including countries where providing VoIP services is or may be illegal. It is possible that governments outside of the United States, Canada, and the United Kingdom may try to subject our services to governmental regulations, including telecommunications, data retention, privacy, consumer protection, financial, and other laws and regulations. In addition, if these governments believe that we are providing unauthorized service in their countries, they may pursue fines, penalties, or other governmental action, including criminal action, that may damage our brand and reputation.
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

In particular, our research and development personnel and facility are located in Israel. Political, economic and military conditions in Israel directly affect our operations. For example, increased violence or armed conflict in Israel or the Palestinian territories may disrupt travel and communications in the region, harming our operations there. Furthermore, some of our employees in Israel are obligated to perform up to 36 days of military reserve duty annually and may be called to active duty in a time of crisis. The absence of these employees for significant periods may

12      VONAGE ANNUAL REPORT 2011

cause us to operate inefficiently during these periods.
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
We may be exposed to liabilities under the Foreign Corrupt Practices Act, the UK Bribery Act, and similar laws, and any determination that we violated any of these laws could have a material adverse effect on our business.
We are subject to the Foreign Corrupt Practice Act ("FCPA"), the UK Bribery Act and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by persons and entities for the purpose of obtaining or retaining business. We have operations, agreements with third parties, and make sales internationally. Our international activities create the risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents or distributors, even though these parties are not always subject to our control. It is our policy to implement safeguards to discourage these practices by our employees, consultants, sales agents or distributors However, our existing safeguards and any future improvements may prove to be less than effective, and our employees, consultants, sales agents or distributors may engage in conduct for which we might be held responsible. Violations of the FCPA, the UK Bribery Act or other laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results, and financial condition.
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
We have incurred cumulative losses since our inception and may not achieve consistent profitability in the future.
While we achieved net income of $409,044, which included the release of $325,601 of the valuation allowance recorded against our net deferred tax assets that we recorded as a one-time non-cash income tax benefit, for the year ended December 31, 2011, from our inception through December 31, 2011, our accumulated deficit is $762,857. Although we believe we will achieve consistent profitability in the future, we ultimately may not be successful. We believe that our ability to achieve consistent profitability will depend, among other factors, on our ability to continue to achieve and maintain substantive operational improvements and structural cost reductions while maintaining and growing our net revenues. In addition, certain of the costs of our business are not within our control and may increase. For example, we and other telecommunications providers are subject to regulatory termination charges imposed by regulatory authorities in countries to which customers make calls, such as India where regulatory authorities have been petitioned by local providers to consider termination rate increases. As we attract additional international long distance callers, we will be more affected by these increases to the extent that we are unable to offset such costs by passing through price increases to customers.
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
Our customers have been subject to “phishing,” which occurs when a third party calls or sends an email or pop-up message to a customer that claims to be from a business or organization that provides services to the customer. The purpose of the inquiry is typically to encourage the customer to visit a bogus website designed to look like a website operated by the legitimate business or organization or provide information to the operator. At the bogus website, the operator attempts to trick the customer into divulging customer account or other personal information such as credit card information or to introduce viruses through “trojan horse” programs to the customers’ computers. This has resulted in identity theft from our customers and the unauthorized use of Vonage services. Third parties have also used our communications services to commit fraud. Although we have engaged a third party to assist in the shutdown of purported phishing sites, if we are unable to detect and prevent “phishing,” use of our services for fraud, and similar activities, our brand reputation and growth may suffer and we may incur additional costs, including costs to increase

13      VONAGE ANNUAL REPORT 2011

security, or be required to credit significant amounts to customers.
Third parties also have used our communications services without paying, including by submitting fraudulent credit card information. This has resulted in our incurring the cost of providing the services, including incurring call termination fees, without any corresponding revenues. We have implemented anti-fraud procedures in order to limit the expenses resulting from theft of service, which were not material in 2011. If our procedures are not effective, theft of service could significantly increase our expenses and negatively impact our profitability.
Our business may be harmed if we are unable to maintain data security and meet Payment Card Industry data security standards.
We are dependent upon automated information technology processes. Any failure to maintain the security of our data and our employees' and customers' confidential information, including via the penetration of our network security and the misappropriation of confidential information, could result in financial obligations to third parties, fines, penalties, regulatory proceedings, and private litigation with potentially large costs. Any such failure also could put us at a competitive disadvantage and result in deterioration in our employees' and customers' confidence in us, which may have a material adverse impact on our business, financial condition, and results of operations.
We make available on our website our privacy policy, which describes how we collect, use, and disclose our customers' personal information. As we expand our international operations into new geographies, we may become subject to local data security, privacy, data retention, and disclosure laws and regulations. It may be difficult for us to comply with these laws and regulations if they were deemed to be applicable to us.
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
Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.
In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers, and business partners, and personally identifiable information of our customers and employees, in our data centers and on our networks. The secure processing, maintenance, and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to error, malfeasance or other disruptions by an employee or third-party provider. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to our operations, damage to our reputation, and a loss of confidence in our products and services, which could adversely affect our business.
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
In the United States, there continues to be some uncertainty regarding whether suppliers of broadband Internet access have a legal obligation to allow their customers to access and use our service without interference. In December 2010, the FCC adopted new net neutrality rules that would protect services like ours from such interference. Several parties have sought judicial review of the FCC's net neutrality rules. These appeals are currently pending. Interference with our service or higher charges for using our service could cause us to lose existing customers, impair our ability to attract new customers, and harm our revenue and growth. These problems could also arise in international markets. Most foreign countries have not adopted formal net neutrality rules like those adopted by the FCC.
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

>	Our customers may experience lower call quality than they are used to from traditional wireline telephone companies, including static, echoes, and delays in transmissions.

>	Our customers may experience higher dropped-call rates than they are used to from traditional wireline telephone companies.

>
Customers who obtain new phone numbers from us do not appear in the phone book and their phone numbers are not available through directory assistance services offered by traditional telephone companies.

>	Our customers cannot accept collect calls.

14      VONAGE ANNUAL REPORT 2011

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
The FCC rules for the provision of 911 service by interconnected VoIP providers, such as the VoIP service we provide, require that for all geographic areas covered by the traditional wireline E-911 network, interconnected VoIP providers must provide E-911 service as defined by the FCC’s rules. Under the FCC’s rules, E-911 service means that interconnected VoIP providers must transmit the caller’s telephone number and registered location information to the appropriate PSAP for the caller’s registered location. Vonage provides E-911 service, under the FCC’s rules, to approximately 99.99% of its subscriber lines.
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
Our credit card processors have the ability to impose significant holdbacks in certain circumstances. The reinstatement of such holdbacks likely would have a material adverse effect on our liquidity.
Historically, our credit card processors have established reserves to cover any exposure that they may have as we collect revenue in advance of providing services to our customers, which is a customary practice for companies that bill their customers in advance of providing services. During 2010, our credit card processors released all reserves which consisted of cash reserves of $23,101 and a cash-collateralized letter of credit for $10,500. Under our credit card processing agreements with our Visa, MasterCard, American Express, and Discover credit card processors, the credit card processor has the right, in certain circumstances, including adverse events affecting our business, to impose a holdback of our advanced payments purchased using a Visa, MasterCard, American Express, or Discover credit card, as applicable, or demand additional reserves or other security. If circumstances were to occur that would allow any of these processors to reinstate a holdback, the negative impact on our liquidity likely would be significant. In addition, our Visa and MasterCard credit card processing agreement may be terminated by the credit card processor at its discretion if we are deemed to be financially insecure. As a significant portion of payments to us are made through Visa and MasterCard credit cards, if the credit card processor does not assist in transitioning our business to another credit card processor, the negative impact on our liquidity likely would be significant. There were no cash reserves and cash-collateralized letters of credit with any credit card processors as of December 31, 2011.
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
The debt agreements governing our July 2011 financing contain restrictions that may limit our flexibility in operating our business.
On July 29, 2011, we consummated a financing consisting of an $85,000 senior secured term loan and a $35,000 revolving credit facility (the "2011 Credit Facility") replacing our December 14, 2010 financing. The 2011 Credit Facility contains customary representations and warranties and affirmative covenants that limit our ability and/or the ability of certain of our subsidiaries to engage in specified types of transactions. These covenants and other restrictions may under certain circumstances limit, but not necessarily preclude, our and certain of our subsidiaries’ ability to, among other things:

>	consolidate or merge;

>	create liens;

>	incur additional indebtedness;

>	dispose of assets;

>	consummate acquisitions;

>	make investments; or

>	pay dividends and other distributions.

15      VONAGE ANNUAL REPORT 2011

Under the 2011 Credit Facility, we are required to comply with the following financial covenants: specified maximum consolidated leverage ratio, specified minimum consolidated fixed coverage charge ratio, minimum cash position and maximum capital expenditures. Our ability to comply with such financial and other covenants may be affected by events beyond our control, so we may not be able to comply with these covenants. A breach of any such covenant could result in a default under the 2011 Credit Facility. In that case, the lenders could elect to declare due and payable immediately all amounts due under the 2011 Credit Facility, including principal and accrued interest.
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
Securities markets experience significant price and volume fluctuations. This market volatility, as well as general economic conditions, could cause the market price of our common stock to fluctuate substantially. The trading price of our common stock has been, and is likely to continue to be, volatile. Many factors that are beyond our control may significantly affect the market price of our shares. These factors include:

>	changes in our earnings or variations in operating results;

>	any shortfall in revenue or increase in losses from levels expected by securities analysts;

>	judgments in litigation;

>	operating performance of companies comparable to us;

>	general economic trends and other external factors; and

>	market conditions and competitive pressures that prevent us from executing on our future growth initiatives.

If any of these factors causes the price of our common stock to fall, investors may not be able to sell their common stock at or above their respective purchase prices, or we may face delisting from the New York Stock Exchange.
Jeffrey A. Citron, our founder, non-executive Chairman, and a significant stockholder, exerts significant influence over us.
As of December 31, 2011, Mr. Citron beneficially owned approximately 22.6% of our outstanding common stock, including outstanding securities exercisable for common stock within 60 days of such date. As a result, Mr. Citron is able to exert significant influence over all matters presented to our stockholders for approval, including election and removal of our directors and change of control transactions. In addition, as our non-executive Chairman, Mr. Citron has and will continue to have influence over our strategy and other matters as a board member. Mr. Citron’s interests may not always coincide with the interests of other holders of our common stock.
Our certificate of incorporation and bylaws, the agreements governing our indebtedness, and the terms of certain settlement agreements to which we are a party contain provisions that could delay or discourage a takeover attempt, which could prevent the completion of a transaction in which our stockholders could receive a substantial premium over the then-current market price for their shares.
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

In addition, a change of control would constitute an event of default under our 2011 Credit Facility. Upon the occurrence of an event of default, the lenders could elect to declare due and payable immediately all amounts due under our 2011 Credit Facility, including principal and accrued interest, and may take action to foreclose upon the collateral securing the indebtedness.
Under our 2011 Credit Facility, a “change of control” would result from the occurrence of, among other things, the acquisition by any person or group (other than Mr. Citron and his majority-controlled affiliates) of 35% or more of the voting and/or economic interest of our outstanding common stock on a fully-diluted basis.
We encourage you to read the agreement in full, including the definition of “change of control” therein. The 2011 Credit Facility has been previously filed with the Securities and Exchange Commission as Exhibit 10.1 to a Form 8-K filed by us on July 29, 2011.
Further, we were named as a defendant in several suits that related to patent infringement and entered into agreements to settle certain

16      VONAGE ANNUAL REPORT 2011

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

ITEM 1B. Unresolved Staff Comments
Not applicable.

ITEM 2. Properties
The following is a summary of our offices and locations:

Location	Business Use	Square Footage	Lease Expiration Date
Holmdel, New Jersey	Corporate Headquarters, Network Operations, Customer Service, Sales and Marketing, and Administration	350,000	2017
London, United Kingdom	Sales and Marketing, Administration	3,472	2015
Atlanta, Georgia	Product Development	2,588	2013
Tel Aviv, Israel	Application Development	7,158	2015
		363,218
We believe that the facilities that we occupy are adequate for our current needs and do not anticipate leasing any additional space.

ITEM 3. Legal Proceedings

From time to time, we may become party to litigation and subject to claims, normally incidental to the ordinary course of our business.
Litigation
IP Matters
Alcatel-Lucent. On November 4, 2008, we received a letter from Alcatel-Lucent initiating an opportunity for us to obtain a non-exclusive license to certain of its patents that may be relevant to our business. After analyzing the applicability of the patents to our business and negotiations with Alcatel-Lucent, on November 29, 2011, Vonage and Alcatel-Lucent executed a bi-lateral licensing agreement.
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
Bear Creek Technologies, Inc. On February 22, 2011, Bear Creek Technologies, Inc. (“Bear Creek”) filed a lawsuit against Vonage Holdings Corp., Vonage America, Inc., and Vonage Marketing LLC in the United States District Court for the Eastern District of Virginia (Norfolk Division) alleging that Vonage's products and services are covered by United States Patent No. 7,899,722, entitled “System for Interconnecting Standard Telephony Communications Equipment to Internet Protocol Networks” (the “722 Patent”). The suit also named numerous other defendants, including Verizon Communications, Inc., Comcast Corporation, Time-Warner Cable, Inc., AT&T, Inc., and T-Mobile USA Inc. On April 26, 2011, Bear Creek amended its complaint adding several defendants, dropping Vonage Communications (a non-existent entity) from the suit, and adding allegations of induced infringement and willful infringement. On May 9, 2011, Vonage filed a Motion to Sever Plaintiff's Claims against the Vonage entities and transfer them to New Jersey. On May 27, 2011, Vonage filed a Motion to Dismiss Bear Creek's claims of induced and willful infringement. Subsequently, other defendants filed similar motions to dismiss and sever and transfer. A hearing on the motions was held on August 12, 2011. On August 17, 2011, the Court dismissed Bear Creek's case against the Vonage entities, as well as all the other defendants, except for one defendant. Later, on August 17, 2011, Bear Creek re-filed its complaint concerning the '722 Patent in the United States District Court for the District of Delaware against the same Vonage entities. In its Delaware complaint, Bear Creek alleges that Vonage is infringing one or more claims of the '722 Patent.  In addition, Bear Creek alleges that Vonage is contributing to and inducing infringement of one or more claims of the '722 Patent. On September 28, 2011, Vonage filed a motion to dismiss Bear Creek's claims for induced, contributory, and willful inducement. The motion is now fully briefed, but has not been ruled upon.  On January 25, 2012, Bear Creek filed a motion with the United States Judicial Panel on Multidistrict Litigation seeking to transfer and consolidate its litigation against Vonage with thirteen separate actions Bear Creek filed in the U.S. District Courts for Delaware and the Eastern District of Virginia. By its motion, Bear Creek seeks to have all fourteen actions consolidated and transferred to the U.S. District Court for the District

17      VONAGE ANNUAL REPORT 2011

of Delaware. Vonage filed its response to Bear Creek's motion on February 15, 2012. Oral argument on Bear Creek's motion is scheduled for March 29, 2012.
GZTM Technology Ventures Ltd. On September 8, 2011, GZTM Technology Ventures Ltd. (“GZTM”) filed a lawsuit against Vonage Holdings Corp., Vonage America Inc. and Vonage Marketing LLC in the United States District Court for the District of Delaware alleging that Vonage's products and services are covered by United States Patent No. 5,455,859, entitled “Telephone Handset Interface for Device Having Audio Input”. The suit also named numerous other defendants, including Comcast Corporation, Cox Communications, Inc. and Time Warner Cable. On October 25, 2011, Vonage filed a Motion to Sever GTZM's claims against Vonage entities from GTZM's claims against the other defendants. The motion is now fully briefed, but has not been ruled upon. GTZM filed a First Amended Complaint on November 2, 2011. Vonage filed its answer to GTZM's First Amended Complaint on December 6, 2011. On January 20, 2012, the parties submitted a proposed scheduling order for the Court's consideration. The Court has not yet acted on the parties' proposed scheduling order. A scheduling conference with the Court is scheduled for February 28, 2012.
From time to time, in addition to those identified above, we are subject to legal proceedings, claims, investigations, and proceedings in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment, and other matters. From time to time we receive letters or other communications from third parties initiating an opportunity for us to obtain patent licenses that might be relevant to our business or alleging that our services infringe upon third party patents or other intellectual property. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss or range of loss can be reasonably estimated. These provisions, if any, are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. We believe that we have valid defenses with respect to the legal matters pending against us and are vigorously defending these matters. Given the uncertainty surrounding litigation and our inability to assess the likelihood of a favorable or unfavorable outcome in the above noted matters, it is possible that the resolution of one or more of these matters could have a material adverse effect on our consolidated financial position, cash flows or results of operations.
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
Federal - CALEA
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
Federal - Local Number Portability
On May 13, 2009, the FCC adopted an order that reduced to one business day the amount of time that an interconnected VoIP provider such as us has to port a telephone number to another provider. If we, or third parties we rely upon for porting, have difficulty executing the new one-day porting requirement, we could be subject to FCC enforcement action.
Federal - Net Neutrality
Clear and enforceable net neutrality rules would make it more difficult for broadband Internet service providers to block or discriminate against Vonage service. Also explicitly applying net neutrality rules to wireless broadband Internet service could create greater opportunities for VoIP applications that run on wireless broadband Internet service. In October 2009, the FCC proposed the adoption of enforceable net neutrality rules for both wired and wireless broadband Internet service providers. The proposed rules would prohibit wired and wireless broadband Internet service providers from blocking or hindering lawful content, applications, or services and from unreasonably discriminating when transmitting lawful network traffic. In addition, broadband Internet service providers would have to publicly disclose certain information about their network management practices. In December 2010, the FCC adopted enforceable net neutrality rules based on its October 2009 proposal. All of the proposed rules in the October 2009 proposal applied to wired broadband Internet providers. The FCC applied some but not all of the proposed rules to wireless broadband service. Wireless broadband Internet services providers are prohibited from blocking or hindering voice or video applications that compete with the broadband Internet service provider's voice or video services. Wireless providers are also subject to transparency requirements, but they are not subject to the prohibition on unreasonable discrimination that applies to wired broadband Internet services providers. Final rules were filed in the Federal Register in September 2011. Shortly thereafter, a number of parties filed appeals of the rules in various federal circuit courts; some alleging that the FCC lacks authority to apply net neutrality rules to broadband service providers and some alleging that the rules did not go far enough. The D.C. Circuit Court of Appeals was selected by lottery to decide the appeals. The appeals are pending.
Federal - Intercarrier Compensation
On February 9, 2011, the FCC released a Notice of Proposed Rulemaking on reforming universal service and the intercarrier compensation (“ICC”) system that governs payments between telecommunications carriers primarily for terminating traffic. In particular, the FCC indicated that it has never determined the ICC obligations for VoIP service and sought comment on a number of proposals for how VoIP should be treated in the ICC system. The FCC's adoption of an ICC proposal will impact Vonage's costs for telecommunications services. On October 27, 2011, the FCC adopted an order reforming universal service and ICC. The FCC order provides that VoIP originated calls will be subject to interstate access charges

18      VONAGE ANNUAL REPORT 2011

for long distance calls and reciprocal compensation for local calls that terminate to the public switched telephone network (“PSTN”). It also subjected PSTN originated traffic directed to VoIP subscribers to similar ICC obligations. The termination charges for all traffic, including VoIP originated traffic, will transition over several years to a bill and keep arrangement (i.e., no termination charges). We believe that the order would positively impact our costs over time. Numerous parties filed appeals of the FCC order in multiple federal circuit courts of appeal. The 10th Circuit Court of Appeals was selected by lottery to decide the appeals. The appeals are pending.
State Telecommunications Regulation
In general, the focus of interconnected VoIP telecommunications regulation is at the federal level. On November 12, 2004, the FCC issued a declaratory ruling providing that our service is subject to federal regulation and preempted the Minnesota Public Utilities Commission from imposing certain of its regulations on us. The FCC's decision was based on its conclusion that our service is interstate in nature and cannot be separated into interstate and intrastate components. On March 21, 2007, the United States Court of Appeals for the 8th Circuit affirmed the FCC's declaratory ruling preempting state regulation of our service. The 8th Circuit found that it is impossible for us to separate our interstate traffic from our intrastate traffic because of the nomadic nature of the service. As a result, the 8th Circuit held that it was reasonable for the FCC to preempt state regulation of our service. The 8th Circuit was clear, however, that the preemptive effect of the FCC's declaratory ruling may be reexamined if technological advances allow for the separation of interstate and intrastate components of the nomadic VoIP service. Therefore, the preemption of state authority over our service under this ruling generally hinges on the inability to separate the interstate and intrastate components of the service.
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
State and Municipal Taxes
In accordance with generally accepted accounting principles, we make a provision for a liability for taxes when it is both probable that a liability has been incurred and the amount of the liability or range of liability can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. For a period of time, we did not collect or remit state or municipal taxes (such as sales, excise, utility, use, and ad valorem taxes), fees or surcharges (“Taxes”) on the charges to our customers for our services, except that we historically complied with the New Jersey sales tax. We have received inquiries or demands from a number of state and municipal taxing and 911 agencies seeking payment of Taxes that are applied to or collected from customers of providers of traditional public switched telephone network services. Although we have consistently maintained that these Taxes do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations, a number of states have changed their statutes to expressly include VoIP and we are now collecting and remitting sales taxes in those states. In addition, many states address how VoIP providers should contribute to support public safety agencies, and in those states we remit fees to the appropriate state agencies. We could also be contacted by state or municipal taxing and 911 agencies regarding Taxes that do explicitly apply to VoIP and these agencies could seek retroactive payment of Taxes. As such, we have a reserve of $2,231 as of December 31, 2011 as our best estimate of the potential tax exposure for any retroactive assessment. We believe the maximum estimated exposure for retroactive assessments is approximately $5,000 as of December 31, 2011.

ITEM 4. Mine Safety Disclosures
Not Applicable.

19      VONAGE ANNUAL REPORT 2011

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

	Price Range of Common Stock
	High	Low
2011
Fourth quarter	$3.52	$2.04
Third quarter	$4.82	$2.51
Second quarter	$5.39	$3.99
First quarter	$4.94	$2.25
2010
Fourth quarter	$2.79	$2.10
Third quarter	$2.62	$1.92
Second quarter	$2.79	$1.35
First quarter	$1.83	$1.30

Holders
At January 31, 2012, we had approximately 167 stockholders of record. This number does not include beneficial owners whose shares are held in street name.
Dividends
We have never paid cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock for at least the next 12 months. We intend to retain all of our earnings, if any, for general corporate purposes, and, if appropriate, to finance the expansion of our business.

Stock Performance Graph
The graph below compares the cumulative total return of our common stock between December 31, 2006 and December 31, 2011, with the cumulative total return of (1) the S&P 500 Index, (2) the NASDAQ Telecom Index and (3) the NYSE Composite Index. This graph assumes the investment of $100 on December 31, 2006 in our common stock, the S&P 500 Index, the NASDAQ Telecom Index and the NYSE Composite Index, and assumes the reinvestment of dividends, if any.
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

20      VONAGE ANNUAL REPORT 2011

COMPARISON OF THE CUMULATIVE TOTAL RETURN ON COMMON STOCK BETWEEN DECEMBER 31, 2006 AND DECEMBER 31, 2011
Among Vonage Holdings Corp., the S&P 500 Index, the NASDAQ Telecom Index and the NYSE Composite Index.

	December 31,
	2007	2008	2009	2010	2011
Vonage Holdings Corp.	$33.14	$9.51	$20.17	$32.28	$35.30
S&P 500 Index	$103.53	$63.69	$78.62	$88.67	$88.67
NASDAQ Telecom Index	$109.17	$62.25	$95.25	$95.89	$83.79
NYSE Composite Index	$106.58	$62.99	$81.22	$87.14	$81.81

21      VONAGE ANNUAL REPORT 2011

ITEM 6. Selected Financial Data
The following table sets forth our selected historical financial information. The statement of operations and cash flow data for the years ended December 31, 2011, 2010, and 2009 and the balance sheet data as of December 31, 2011 and 2010 are derived from our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The statement of operations and cash flow data for the years ended December 31, 2008 and 2007 and the balance sheet data as of December 31, 2009, 2008 and 2007 are derived from our audited consolidated financial statements and related notes not included in this Annual Report on Form 10-K. The results included below and elsewhere are not necessarily indicative of our future performance. You should read this information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	For the Years Ended December 31,
(In thousands, except per share amounts)	2011	2010	2009	2008	2007
Statement of Operations Data:
Operating Revenues:
Telephony services	$866,560	$872,934	$864,848	$865,765	$803,522
Customer equipment and shipping	3,763	12,108	24,232	34,355	24,706
	870,323	885,042	889,080	900,120	828,228
Operating Expenses:
Direct cost of telephony services (1)	236,149	243,794	213,553	226,210	216,831
Royalty	—	—	—	—	32,606
Total direct cost of telephony services	236,149	243,794	213,553	226,210	249,437
Direct cost of goods sold	41,756	55,965	71,488	79,382	59,117
Selling, general and administrative	234,754	238,986	265,456	298,985	461,768
Marketing	204,263	198,170	227,990	253,370	283,968
Depreciation and amortization	37,051	53,073	53,391	48,612	35,718
	753,973	789,988	831,878	906,559	1,090,008
Income (loss) from operations	116,350	95,054	57,202	(6,439)	(261,780)
Other Income (Expense):
Interest income	135	519	277	3,236	17,582
Interest expense	(17,118)	(48,541)	(54,192)	(29,878)	(22,810)
Change in fair value of embedded features within notes payable and stock warrant	(950)	(99,338)	(49,933)	—	—
Gain (loss) on extinguishment of notes	(11,806)	(31,023)	4,041	(30,570)	—
Other income (expense), net	(271)	(18)	843	(247)	(238)
	(30,010)	(178,401)	(98,964)	(57,459)	(5,466)
Income (loss) before income tax benefit (expense)	86,340	(83,347)	(41,762)	(63,898)	(267,246)
Income tax benefit (expense)	322,704	(318)	(836)	(678)	(182)
Net Income (loss)	$409,044	$(83,665)	$(42,598)	$(64,576)	$(267,428)
Net income (loss) per common share:
Basic	$1.82	$(0.40)	$(0.25)	$(0.41)	$(1.72)
Diluted	$1.69	$(0.40)	$(0.25)	$(0.41)	$(1.72)
Weighted-average common shares outstanding:
Basic	224,324	209,868	170,314	156,258	155,593
Diluted	241,744	209,868	170,314	156,258	155,593

22      VONAGE ANNUAL REPORT 2011

	December 31,
(dollars in thousands)	2011	2010	2009	2008	2007
Statement of Cash Flow Data:
Net cash provided by (used in) operating activities	$146,786	$194,212	$38,396	$3,555	$(270,926)
Net cash provided by (used in) investing activities	(37,604)	(4,686)	(50,565)	40,486	131,457
Net cash provided by (used in) financing activities	(130,138)	(143,762)	(3,253)	(68,370)	245
Balance Sheet Data (at period end):
Cash, cash equivalents and marketable securities	$58,863	$78,934	$32,213	$46,134	$151,484
Property and equipment, net	67,978	79,050	90,548	98,292	118,666
Total deferred tax assets, including current portion, net	325,601	—	—	—	—
Restricted cash	6,929	7,978	43,700	39,585	38,928
Total assets	566,215	260,392	313,384	336,905	462,297
Total notes payable, including current portion, net of discount	70,833	193,004	201,771	194,050	253,320
Capital lease obligations	17,665	19,448	20,948	22,199	23,235
Total liabilities	266,648	390,039	405,293	427,647	537,424
Total stockholders’ equity (deficit)	299,567	(129,647)	(91,909)	(90,742)	(75,127)

(1)	Excludes depreciation and amortization of $15,824 for 2011, $18,725 for 2010, $18,958 for 2009, $20,254 for 2008, and $18,434 for 2007.

23      VONAGE ANNUAL REPORT 2011

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

OVERVIEW

We are a leading provider of communications services connecting people through broadband devices worldwide. We rely heavily on our network, which is a flexible, scalable Session Initiation Protocol (SIP) based Voice over Internet Protocol, or VoIP, network. This platform enables a user via a single “identity,” either a number or user name, to access and utilize services and features regardless of how they are connected to the Internet, including over 3G, 4G, Cable, or DSL broadband networks. This technology enables us to offer our customers attractively priced voice and messaging services and other features around the world.
In 2009, we shifted our primary emphasis from the domestic home phone replacement market to the international long distance market. With Vonage World we offer unlimited calling domestically and to more than 60 countries, including India, Mexico, and China, for a flat monthly rate. We believe the value and convenience provided by Vonage World is particularly appealing to international long distance callers compared to offers from our competitors.
In addition to our landline telephony business, we are leveraging our technology to offer services and applications for mobile and other connected devices to address large existing markets. We introduced our first mobile offering in late 2009 and have continued to build upon our mobile services strategy with two product introductions in mid-2011. In early 2012, we introduced Vonage Mobile, our all-in-one mobile application that provides free calling and messaging between users who have the application, as well as low-cost international calling to more than 200 countries to any other phone. In addition, calls by users of the mobile application to Vonage home or business lines are also free. This mobile application works over WiFi, 3G and 4G and in more than 90 countries worldwide. Vonage Mobile consolidates the best features of our prior applications, while adding important functionality, better value, and improved ease of use.  Vonage Mobile users can instantly add calling credit from within the application through iTunes or the Android Market for calls to users without the application. Vonage Mobile uses the phone's existing mobile number and contact list, eliminating the need for unique user names and duplicate identities for contacts and allowing users to build a free global calling and messaging network from their existing contacts using the application's multiple invitation system.
We have made significant financial progress over the past four years providing a solid foundation for the future. We have managed a significant strategic shift while transforming the cost structure in our core business to drive significant improvements in profitability. We enhanced the value of our product by investing in upgraded systems, streamlined processes, and improved customer experience, which we believe have helped stabilize our subscriber base while driving structural cost reductions throughout the company. In addition to reducing ongoing costs, these structural improvements enabled us to absorb incremental costs resulting from a growth in international minutes as we added new customers to our Vonage World plan. By lowering international termination costs, lowering domestic calling rates,  and reducing the cost of our devices by nearly a third, we have significantly improved our profitability.
In 2011, our core business generated substantial net income and cash flow on relatively flat service revenues, driven by an aggressive focus on driving efficiencies throughout our operations. Through two refinancings in the past 14 months, we have reduced our debt by over 50% and lowered interest rates from highs of 20% to less than 4%, saving $43 million in annual interest expense from the debt structure in place in 2010.
We had approximately 2.4 million subscriber lines for broadband telephone replacement services as of December 31, 2011. We bill customers in the United States, Canada, and the United Kingdom. Customers in the United States represented 94% of our subscriber lines at December 31, 2011.

Recent Developments Net deferred tax assets represent the temporary differences between the financial reporting bases and the tax return bases of our assets and liabilities. Our net deferred tax assets primarily consist of net operating loss carry forwards (“NOLs”). We are required to record a valuation allowance which reduces these net deferred tax assets if we conclude that it is more likely than not that taxable income generated in the future will be insufficient to utilize the future income tax benefit from these net deferred tax assets prior to expiration. We periodically review this conclusion, which requires significant management judgment. Until the fourth quarter of 2011, we recorded a valuation allowance which reduced our net deferred tax assets to zero. In the fourth quarter of 2011, based upon our sustained profitable operating performance over the past three years excluding certain losses associated with our prior convertible notes and our December 2010 debt refinancing and our positive outlook for taxable income in the future, our evaluation determined that the benefit resulting from our net deferred tax assets (namely, the NOLs) are likely to be usable prior to their expiration. Accordingly, we released the related valuation allowance against our United States and Canada net deferred tax assets, and a portion of the allowance against our state net deferred tax assets as certain NOLs may expire prior to utilization due to shorter utilization periods in certain states, resulting in a one-time non-cash income tax benefit of $325,601 that we recorded in our statement of operations and a corresponding net deferred tax asset of $325,601 that we recorded on our balance sheet on December 31, 2011. In subsequent periods, we would expect to recognize income tax expense equal to our pre-tax income multiplied by our effective income tax rate, an expense that has not been recognized prior to the reduction of the valuation allowance and that will reduce our net income and earnings per share. In the future, if available evidence changes our conclusion that it is more likely than not that we will utilize our net deferred tax assets prior to their expiration, we will make an adjustment to the related valuation allowance at that time.

24      VONAGE ANNUAL REPORT 2011

Trends in Our Industry and Key Operating Data A number of trends in our industry have a significant effect on our results of operations and are important to an understanding of our financial statements.

Competitive landscape. We face intense competition from traditional telephone companies, wireless companies, cable companies, and alternative voice communication providers. Most traditional wireline and wireless telephone service providers and cable companies are substantially larger and better capitalized than we are and have the advantage of a large existing customer base. In addition, because our competitors provide other services, they often choose to offer VoIP services or other voice services as part of a bundle that includes other products, such as video, high speed Internet access, and wireless telephone service, which we do not offer. Further, as wireless providers offer more minutes at lower prices, better coverage, and companion landline alternative services, their services have become more attractive to households as a replacement for wireline service. We also compete against alternative voice communication providers, such as magicJack, Skype, and Google Voice. Some of these service providers have chosen to sacrifice telephony revenue in order to gain market share and have offered their services at low prices or for free. As we continue to introduce applications that integrate different forms of voice and messaging services over multiple devices, we are facing competition from emerging competitors focused on similar integration, as well as from alternative voice communication providers. In addition, our competitors have partnered and may in the future partner with other competitors to offer products and services, leveraging their collective competitive positions. We also are subject to the risk of future disruptive technologies. In connection with our increasing emphasis on the international long distance market, we face competition from low-cost international calling cards and VoIP providers in addition to traditional telephone companies, cable companies, and wireless companies.
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
Regulation. Our business has developed in a relatively lightly regulated environment. The United States and other countries, however, are examining how VoIP services should be regulated. The November 2010 order by the FCC in response to a request by Kansas and Nebraska that permits states to impose state universal service fund obligations on VoIP service, discussed in Note 10 to our financial statements, is an example of efforts by regulators to determine how VoIP service fits into the telecommunications regulatory landscape. In addition to regulatory matters that directly address VoIP, a number of other regulatory initiatives could impact our business. One such regulatory initiative is net neutrality. In December 2010, the FCC adopted a revised set of net neutrality rules for broadband Internet service providers. These rules make it more difficult for broadband Internet service providers to block or discriminate against Vonage service. Several broadband Internet service providers have filed appeals of the FCC’s new rules at the D.C. Circuit Court of Appeals alleging that the FCC lacks authority to apply its rules to broadband Internet service providers. In addition, on February 9, 2011, the FCC released a Notice of Proposed Rulemaking on reforming universal service and the intercarrier compensation (“ICC”) system that governs payments between telecommunications carriers primarily for terminating traffic. The FCC's adoption of an ICC proposal will impact Vonage's costs for telecommunications services. On October 27, 2011, the FCC adopted an order reforming universal service and ICC. The FCC order provides that VoIP originated calls will be subject to interstate access charges for long distance calls and reciprocal compensation for local calls that terminate to the public switched telephone network (“PSTN”). The termination charges for all traffic, including VoIP originated traffic, will transition over several years to a bill and keep arrangement (i.e., no termination charges). We believe that the order would positively impact our costs over time. See also the discussion under “Regulation” in Note 10 to our financial statements for a discussion of certain other regulatory issues that impact us.
The table below includes key operating data that our management uses to measure the growth and operating performance of our business:

	For the Years Ended December 31,
	2011	2010	2009
Gross subscriber line additions	672,274	640,205	748,681
Change in net subscriber lines	(29,996)	(30,013)	(155,458)
Subscriber lines (at period end)	2,374,887	2,404,883	2,434,896
Average monthly customer churn	2.6%	2.4%	3.1%
Average monthly revenue per line	$30.35	$30.48	$29.49
Average monthly telephony services revenue per line	$30.22	$30.06	$28.68
Average monthly direct cost of telephony services per line	$8.23	$8.40	$7.08
Marketing costs per gross subscriber line addition	$303.84	$309.54	$304.52
Employees (excluding temporary help) (at period end)	1,008	1,140	1,225

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
Subscriber lines. Our subscriber lines include, as of a particular date, all paid subscriber lines from which a customer can make an outbound telephone call on that date. Our subscriber lines include fax lines and soft phones but do not include our virtual phone numbers or toll free numbers, which only allow inbound telephone calls to customers. Subscriber lines decreased by 29,996 from 2,404,883 as of December 31,

25      VONAGE ANNUAL REPORT 2011

2010 to 2,374,887 as of December 31, 2011.
Average monthly customer churn. Average monthly customer churn for a particular period is calculated by dividing the number of customers that terminated during that period by the simple average number of customers during the period, and dividing the result by the number of months in the period. The simple average number of customers during the period is the number of customers on the first day of the period, plus the number of customers on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first 30 days after activation. Our average monthly customer churn increased from 2.4% in 2010 to 2.6% in 2011. We believe the increase in churn was primarily due to higher early life churn as a result of no longer requiring a service agreement and higher churn rates of some ethnic calling segments that we targeted. We monitor churn on a daily basis and use it as an indicator of the level of customer satisfaction. Other companies may calculate churn differently, and their churn data may not be directly comparable to ours. Customers who have been with us for a year or more tend to have a lower churn rate than customers who have not. Our churn will fluctuate over time due to economic conditions, competitive pressures including wireless substitution, marketplace perception of our services, and our ability to provide high quality customer care and network quality and add future innovative products and services.
Average monthly revenue per line. Average monthly revenue per line for a particular period is calculated by dividing our total revenue for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. The simple average number of subscriber lines for the period is the number of subscriber lines on the first day of the period, plus the number of subscriber lines on the last day of the period, divided by two. Our average monthly revenue per line decreased slightly to $30.35 for 2011 compared to $30.48 for 2010. This decrease was attributable to the elimination of equipment recovery fees and disconnect fees which were discontinued for new customers beginning September 2010.
Average monthly telephony services revenue per line. Average monthly telephony services revenue per line for a particular period is calculated by dividing our total telephony services revenue for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. Our average monthly telephony services revenue per line increased slightly from $30.06 for 2010 to $30.22 for 2011. This increase was due to an increase in the number of customers signing up for higher priced rate plans, selective pricing actions we implemented along with enhancements to our service, and improved customer credit quality that reduced bad debt costs. These increases were partially offset by the elimination of disconnect fees which were discontinued for new customers beginning September 2010 and a decrease in activation fees as the historical deferred activation fees are amortized and new activation fees are no longer charged and deferred.
Average monthly direct cost of telephony services per line. Average monthly direct cost of telephony services per line for a particular period is calculated by dividing our direct cost of telephony services for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. We use the average monthly direct cost of telephony services per line to evaluate how effective we are at managing our costs of providing service. Our average monthly direct cost of telephony services per line decreased slightly to $8.23 for 2011 compared to $8.40 for 2010, due primarily to more favorable rates negotiated with our service providers, the decrease in our network costs, and the decrease in E-911 costs. These decreases were offset by a larger base of Vonage World customers which increased international termination costs. Direct cost of telephony services both overall and on a per line basis is expected to increase in 2012. The drivers of this increase are increased international calling by our growing base of Vonage World customers partially offset by next generation call routing and peering relationships we are implementing.
Marketing cost per gross subscriber line addition. Marketing cost per gross subscriber line addition is calculated by dividing our marketing expense for a particular period by the number of gross subscriber line additions during the period. Marketing expense does not include the cost of certain customer acquisition activities, such as rebates and promotions, which are accounted for as an offset to revenues, customer equipment subsidies, which are accounted for as direct cost of goods sold, or kiosk and community based events teams costs, which are accounted for as selling, general and administrative expenses. As a result, it does not represent the full cost to us of obtaining a new customer. Our marketing cost per gross subscriber line addition decreased to $303.84 for 2011 from $309.54 in 2010, as our increased marketing investment in direct mail to targeted ethnic segments yielded incremental gross subscriber line additions.
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
In addition to our landline telephony business, we are leveraging our technology to offer services and applications for mobile and other connected devices to address large existing markets. We introduced our first mobile offering in late 2009 and have continued to build upon our mobile services strategy with two product introductions in mid-2011. In early 2012, we introduced Vonage Mobile, our all-in-one mobile application that provides free calling and messaging between users who have the application, as well as traditional paid international calling to any other phone. This mobile application works over WiFi, 3G and 4G and in more than 90 countries worldwide. The application consolidates the best features of our prior applications, while adding important functionality, better value and improved ease of use including direct payment through iTunes.
We derive most of our telephony services revenue from monthly subscription fees that we charge our customers under our service plans. We also offer residential fax service, virtual phone numbers, toll free numbers and other services, and charge an additional monthly fee for each

26      VONAGE ANNUAL REPORT 2011

service. One business fax line is included with each of our two small office and home office plans, but we charge monthly fees for additional business fax lines. We automatically charge these fees to our customers' credit cards, debit cards, or electronic check payments (“ECP”), monthly in advance. We also automatically charge the per minute fees not included in our monthly subscription fees to our customers' credit cards, debit cards or ECP monthly in arrears unless they exceed a certain dollar threshold, in which case they are charged immediately.
By collecting monthly subscription fees in advance and certain other charges immediately after they are incurred, we are able to reduce the amount of accounts receivable that we have outstanding, thus allowing us to have lower working capital requirements. Collecting in this manner also helps us mitigate bad debt losses, which are recorded as a reduction to revenue. If a customer's credit card, debit card or ECP is declined, we generally suspend international calling capabilities as well as the customer's ability to incur domestic usage charges in excess of their plan minutes. Historically, in most cases, we are able to correct the problem with the customer within the current monthly billing cycle. If the customer's credit card, debit card or ECP could not be successfully processed during three billing cycles (i.e., the current and two subsequent monthly billing cycles), we terminate the account.
From time to time we have generated revenue by charging a fee for activating service, although we do not currently or expect to charge an activation fee to customers. In these instances when no activation fee is being collected, no customer acquisition costs are deferred. Customer activation fees when collected, along with the related incremental direct customer acquisition amounts for customer equipment in the direct channel and for rebates and retailer commissions in the retail channel, up to but not exceeding the activation fee, are deferred and amortized over the estimated average customer relationship period (“customer life”). The amortization of deferred customer equipment is recorded to direct cost of goods sold. The amortization of deferred rebates is recorded as a reduction of telephony services revenues. The amortization of deferred retailer commissions is recorded as marketing expense. This customer life is solely used to amortize deferred activation fees collected, which we have waived for almost all new customers since May 2009, including those signing up for our Vonage World plan, along with the related incremental customer acquisition costs. Customers signing up for our Vonage World plan currently churn at lower rates than other customers, and therefore appear to have a longer customer life. Because these customers have not paid an activation fee, this does not impact the customer life used in determining the amortization period. The customer life was 38 months for 2011 and will remain at 38 months for 2012 based on consistent historical trends.
In the United States, we charge regulatory, compliance, E-911, and intellectual property-related recovery fees on a monthly basis to defray costs and to cover taxes that we are charged by the suppliers of telecommunications services. In addition, we recognize revenue on a gross basis for contributions to the Federal Universal Service Fund (“USF”) and related fees. All other taxes are recorded on a net basis.
In addition, historically, we charged a disconnect fee for customers who terminated their service plan within the first twelve months of service. Disconnect fees are recorded as revenue and are recognized at the time the customer terminates service. Beginning in September 2010, we eliminated the disconnect fee for new customers. In February of 2012 we re-introduced service agreements as an option for new customers.
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

OPERATING EXPENSES

Operating expenses consist of direct cost of telephony services, direct cost of goods sold, selling, general and administrative expense, marketing expense, and depreciation and amortization.
Direct cost of telephony services. Total direct cost of telephony services primarily consists of fees that we pay to third parties on an ongoing basis in order to provide our services. These fees include:

>
Access charges that we pay to other telephone companies to terminate domestic and international calls on the public switched telephone network. These costs represented approximately 50% and 49% of our total direct cost of telephony services for 2011 and 2010, respectively, with a portion of these payments ultimately being made to incumbent telephone companies. When a Vonage subscriber calls another Vonage subscriber, we do not pay an access charge.

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

27      VONAGE ANNUAL REPORT 2011

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

>	Share-based expense related to share-based awards to employees, directors, and consultants.

>	Outsourced labor related to customer care, kiosk and community based events teams, and retail in-store support activities.

>
Transaction fees paid to credit card, debit card, and ECP companies and other third party billers such as iTunes, which may include a per transaction charge in addition to a percent of billings charge.

>	Rent and related expenses.

>	Professional fees for legal, accounting, tax, public relations, lobbying, and development activities.

>	Litigation settlements.
Marketing expense. Marketing expense consists of:

>	Advertising costs, which comprise a majority of our marketing expense and include online, television, direct mail, alternative media, promotions, sponsorships, and inbound and outbound telemarketing.

>	Creative and production costs.

>	The costs to serve and track our online advertising.

>	Certain amounts we pay to retailers for activation commissions.

>	The cost associated with our customer referral program.
Depreciation and amortization expenses. Depreciation and amortization expenses include:

>	Depreciation of our network equipment, furniture and fixtures, and employee computer equipment.

>	Amortization of leasehold improvements and purchased and developed software.

>	Amortization of intangible assets (patents and trademarks).

>	Loss on disposal or impairment of property and equipment.

OTHER INCOME (EXPENSE)

Other Income (Expense) consists of:

>	Interest income on cash and cash equivalents.

>	Interest expense on notes payable, patent litigation judgments and settlements, and capital leases.

>	Amortization of debt related costs.

>	Accretion of notes.

>	Realized and unrealized gains (losses) on foreign currency.

>	Debt conversion expense relating to the conversion of notes payable to equity.

>	Gain (loss) on extinguishment of notes.

>	Change in fair value of embedded features within notes payable and stock warrant.

>	Life insurance proceeds.

28      VONAGE ANNUAL REPORT 2011

RESULTS OF OPERATION

The following table sets forth, as a percentage of consolidated operating revenues, our consolidated statement of operations for the periods indicated:

	For the Years Ended December 31,
	2011	2010	2009
Operating Revenues:
Telephony services	100%	99%	97%
Customer equipment and shipping	—	1	3
	100	100	100
Operating Expenses:
Direct cost of telephony services (excluding depreciation and amortization)	27	28	24
Direct cost of goods sold	5	6	8
Selling, general and administrative	27	27	30
Marketing	24	22	26
Depreciation and amortization	4	6	6
	87	89	94
Income from operations	13	11	6
Other Income (Expense):
Interest income	—	—	—
Interest expense	(2)	(5)	(6)
Change in fair value of embedded features within notes payable and stock warrant	—	(11)	(6)
Gain (loss) on extinguishment of notes	(1)	(4)	1
Other income (expense), net	—	—	—
	(3)	(20)	(11)
Income (loss) before income tax benefit (expense)	10	(9)	(5)
Income tax benefit (expense)	37	—	—
Net income (loss)	47%	(9)%	(5)%

29      VONAGE ANNUAL REPORT 2011

Summary of Results for the Years Ended December 31, 2011, 2010, and 2009

Telephony Services Revenue and Direct Cost of Services	For the Years Ended December 31,			Dollar Change 2011 vs. 2010	Dollar Change 2010 vs. 2009	Percent Change 2011 vs. 2010	Percent Change 2010 vs. 2009
(in thousands, except percentages)	2011	2010	2009
Telephony services	$866,560	$872,934	$864,848	$(6,374)	$8,086	(1)%	1%
Direct cost of telephony services (excluding depreciation and amortization of $15,824, $18,725, and $18,958, respectively)	236,149	243,794	213,553	(7,645)	30,241	(3)%	14%

2011 compared to 2010
Telephony services revenue. The decrease in telephony services revenue of $6,374, or 1%, was primarily driven by a decrease in activation fees of $13,193 as the historical deferred activation fees are amortized and new activation fees are no longer charged and deferred, a decrease in fees that we charged for disconnecting our service of $8,587 due to fewer disconnections and elimination of this fee for new customers beginning in September 2010, and a reduction in international minutes of use revenue of $2,248 primarily due to customers moving, as expected, to our fixed rate Vonage World plan. In addition, there was an increase in credits issued to subscribers of $2,889 and a decrease in additional features revenue of $3,420 due primarily to customers opting for our Vonage World offering, which now includes directory assistance and voice mail to text. These decreases were offset by an increase in our regulatory recovery and E-911 fees of $9,000 that we collected from subscribers due to pricing actions in 2010, which included $4,257 of USF and related fees, a decrease of $10,455 in bad debt expense due to improved customer credit quality and lower non-pay churn, an increase in other revenue of $1,268, and an increase in monthly subscription fees of $3,153 due to changes in plan mix.
Direct cost of telephony services. The decrease in direct cost of telephony services of $7,645, or 3%, was primarily due to a decrease in domestic termination costs of $16,828 due to improved termination rates, which are costs that we pay other phone companies for terminating phone calls, and fewer minutes of use and a decrease in our network costs of $7,258, which includes costs for co-locating in other carriers’ facilities, leasing phone numbers, routing calls on the Internet, E-911 costs, and transferring calls to and from the Internet to the public switched telephone network due to improved rates. There was also a decrease in other cost of $920 and a decrease in local number portability costs of $838 due to lower rates. These decreases were partially offset by an increased cost of $14,739 from higher international call volume associated with Vonage World and an increase of USF and related fees imposed by government agencies of $3,460.
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

Customer Equipment and Shipping Revenue and Direct Cost of Goods Sold	For the Years Ended December 31,			Dollar Change 2011 vs. 2010	Dollar Change 2010 vs. 2009	Percent Change 2011 vs. 2010	Percent Change 2010 vs. 2009
(in thousands, except percentages)	2011	2010	2009
Customer equipment and shipping	$3,763	$12,108	$24,232	$(8,345)	$(12,124)	(69)%	(50)%
Direct cost of goods sold	41,756	55,965	71,488	(14,209)	(15,523)	(25)%	(22)%
Customer equipment and shipping gross loss	(37,993)	(43,857)	(47,256)

2011 compared to 2010
Customer equipment and shipping revenue. Our customer equipment and shipping revenue decreased by $8,345, or 69%, primarily due to a decrease in equipment sales, net of rebates, of $7,508 related to lower equipment recovery fees due to fewer disconnections and elimination of equipment recovery fees for new customers beginning in September 2010 and a decrease in customer shipping revenue of $837 due to higher priority shipping in 2010, partially offset by higher customer additions in 2011.
Direct cost of goods sold. The decrease in direct cost of goods sold of $14,209, or 25%, was primarily due to a decrease in customer equipment costs of $5,758 resulting from a lower cost device introduced in September 2010 and lower home installations. There was also a corresponding decrease in shipping costs of $595 and a decrease in amortization costs on deferred customer equipment of $10,572 as the historical deferred customer equipment costs are amortized and new customer equipment costs are no longer charged and deferred. These decreases were

30      VONAGE ANNUAL REPORT 2011

offset by an increase in waived activation fees for new customers of $2,716.
2010 compared to 2009
Customer equipment and shipping revenue. Our customer equipment and shipping revenue decreased by $12,124, or 50%, primarily due to the impact of a $1,500 reserve made to cover refunds in connection with the settlement of the consumer class action litigation and a decrease in equipment sales, net of rebates, of $8,363 related to lower equipment recovery fees due to fewer terminations and elimination of equipment recovery fees for new customers beginning in September 2010. In addition, there was a decrease in customer shipping revenue of $2,260 due to promotions providing free shipping for customers who signed up for our residential unlimited plan or our Vonage World plan.
Direct cost of goods sold. The decrease in direct cost of goods sold of $15,523, or 22%, was primarily due to a decrease in customer equipment costs of $3,970 resulting from fewer period over period customer additions, a lower cost device introduced in September 2010, and lower home installations and a corresponding decrease in shipping costs of $2,506. There was also a decrease in amortization costs on deferred customer equipment of $7,500, which included an offset of $2,627 due to the change of our customer life from 44 months to 38 months in the first quarter of 2010, and a decrease in waived activation fees for new customers of $1,547.

Selling, General and Administrative	For the Years Ended December 31,			Dollar Change 2011 vs. 2010	Dollar Change 2010 vs. 2009	Percent Change 2011 vs. 2010	Percent Change 2010 vs. 2009
(in thousands, except percentages)	2011	2010	2009
Selling, general and administrative	$234,754	$238,986	$265,456	$(4,232)	$(26,470)	(2)%	(10)%

2011 compared to 2010
Selling, general and administrative. The decrease in selling, general and administrative expense of $4,232, or 2%, was primarily due to a decrease in salary related expense, outsourced temporary labor, and severance costs of $9,589 and a decrease in credit card fees of $1,957 as a result of the Durbin Amendment. Additionally, we had a decrease in settlement costs related to litigation and contractual disputes of $2,505, a decrease in uncollected state and municipal tax expense of $1,921, and a decrease in professional fees of $571. These decreases were offset by an increase in share based cost of $6,024, an increase in selling costs of $5,981 due to the expansion of community based event teams, and an increase in facility and other costs of $306.
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

Marketing	For the Years Ended December 31,			Dollar Change 2011 vs. 2010	Dollar Change 2010 vs. 2009	Percent Change 2011 vs. 2010	Percent Change 2010 vs. 2009
	2011	2010	2009
Marketing	$204,263	$198,170	$227,990	$6,093	$(29,820)	3%	(13)%

2011 compared to 2010
Marketing. The increase in marketing expense of $6,093, or 3%, resulted from increasing our marketing investment in direct mail to targeted ethnic segments which drove a 5% improvement in gross subscriber line additions.

2010 compared to 2009
Marketing. The decrease in marketing expense of $29,820, or 13%, resulted from reduced marketing investment as we refined our marketing strategies including the use of certain promotions which are recorded as a reduction to revenue.

Depreciation and Amortization	For the Years Ended December 31,			Dollar Change 2011 vs. 2010	Dollar Change 2010 vs. 2009	Percent Change 2011 vs. 2010	Percent Change 2010 vs. 2009
(in thousands, except percentages)	2011	2010	2009
Depreciation and amortization	$37,051	$53,073	$53,391	$(16,022)	$(318)	(30)%	(1)%

2011 compared to 2010
Depreciation and amortization. The decrease in depreciation and amortization of $16,022, or 30%, was primarily due to lower software amortization of $10,455 due to our internally developed customer acquisition and customer care automation tools projects being fully amortized, lower depreciation of network equipment, computer hardware, and furniture of $5,284, and lower impairment charges of $411.

31      VONAGE ANNUAL REPORT 2011

2010 compared to 2009
Depreciation and amortization. The decrease in depreciation and amortization of $318, or 1%, was primarily due to lower impairment charges of $2,235, lower depreciation of network equipment, computer hardware, and furniture of $1,045, and lower patent amortization of $174, partially offset by an increase in software amortization of $3,184.

Other Income (Expense)	For the Years Ended December 31,			Dollar Change 2011 vs. 2010	Dollar Change 2010 vs. 2009	Percent Change 2011 vs. 2010	Percent Change 2010 vs. 2009
(in thousands, except percentages)	2011	2010	2009
Interest income	$135	$519	$277	$(384)	$242	(74)%	87%
Interest expense	(17,118)	(48,541)	(54,192)	31,423	5,651	65%	10%
Change in fair value of embedded features within notes payable and stock warrant	(950)	(99,338)	(49,933)	98,388	(49,405)	99%	(99)%
Gain (loss) on extinguishment of notes	(11,806)	(31,023)	4,041	19,217	(35,064)	62%	(868)%
Other income (expense), net	(271)	(18)	843	(253)	(861)	*	(102)%
	$(30,010)	$(178,401)	$(98,964)

2011 compared to 2010
Interest income. The decrease in interest income of $384, or 74%, was due to lower interest rates and lower average cash balances driven by prepayments on the credit agreement we entered into in December 2010 (the “2010 Credit Facility”) and the repayments on the credit agreement we entered into in July 2011 (the “2011 Credit Facility”).
Interest expense. The decrease in interest expense of $31,423, or 65%, was due to the reduced interest rate on our 2010 Credit Facility and our 2011 Credit Facility resulting from our refinancings in December 2010 and July 2011 and lower principal outstanding due to the refinancings and prepayments in 2011.
Change in fair value of embedded features within notes payable and stock warrant. The change in fair value of the embedded conversion option within our prior third lien convertible notes fluctuated with changes in the price of our common stock and was $0 during 2011 compared to loss of $7,308 in 2010 as all convertible notes had been converted as of December 31, 2010. The change in the fair value of our stock warrant fluctuated with changes in the price of our common stock and was an expense of $950 in 2011 compared to $344 in 2010. An increase in our stock price resulted in expense while a decrease in our stock price resulted in income. In addition, due to the progress of our repurchase negotiations and other factors, the make-whole premiums in our prior senior secured first lien credit facility and prior senior secured second lien credit facility from our 2008 financing were ascribed a value of $91,686 at the time the make-whole premiums were paid in December 2010.
Gain (loss) on extinguishment of notes. The loss on extinguishment of notes of $11,806 in 2011 was due to the acceleration of unamortized debt discount and debt related costs in connection with prepayments of our 2010 Credit Facility and our refinancing of the 2010 Credit Facility in July 2011. The loss on extinguishment of notes of $31,023 in 2010 was due to the acceleration of unamortized debt discount, debt related costs, and administrative agent fees associated with our prior senior secured first lien credit facility and prior senior secured second lien credit facility from our 2008 financing prepayments partially offset by gains associated with conversion of our prior third lien convertible notes.
Other. Net other income and expense decreased by $253 in 2011 compared to 2010.
2010 compared to 2009
Interest income. The increase in interest income of $242, or 87%, was due to an increase in cash and cash equivalents in 2010.
Interest expense. The decrease in interest expense was due to lower interest on our prior senior secured first lien credit facility due to reduced principal and on our prior third lien convertible notes due to conversions, partially offset by higher interest on our prior senior secured second lien credit facility due to an increase in the principal balance as interest was paid-in-kind.
Change in fair value of embedded features within notes payable and stock warrant. The change in fair value of the embedded conversion option within our prior third lien convertible notes fluctuated with changes in the price of our common stock and was $7,308 during 2010 compared to $49,380 in 2009. The change in the fair value of our stock warrant fluctuated with changes in the price of our common stock and was $344 in 2010 compared to $553 in 2009. An increase in our stock price resulted in expense while a decrease in our stock price resulted in income. This account was also impacted due to the fact that we had fewer convertible notes outstanding during 2010 compared to 2009 due to conversions. All convertible notes were converted as of December 31, 2010. In addition, the make-whole premiums in our prior senior secured first lien credit facility and prior senior secured second lien credit facility were ascribed a value of $91,686 at the time the make-whole premiums were paid in December 2010.
Gain (loss) on extinguishment of notes. The incremental loss on extinguishment of notes was due to the acceleration of unamortized debt discount, debt related costs, administrative agent fees, and other fees associated with the prepayments and extinguishment of our prior senior secured first lien credit facility, our prior senior secured second lien credit facility, and our prior third lien convertible notes.
Other. We recognized $792 in other income for the year ended December 31, 2009 for the net proceeds we received from a key-man term life insurance policy related to the passing of a former executive.

32      VONAGE ANNUAL REPORT 2011

Income Tax Benefit (Expense)	For the Years Ended December 31,			Dollar Change 2011 vs. 2010	Dollar Change 2010 vs. 2009	Percent Change 2011 vs. 2010	Percent Change 2010 vs. 2009
(in thousands, except percentages)	2011	2010	2009
Income tax benefit (expense)	$322,704	$(318)	$(836)	$323,022	$518	101,579%	62%

The provision includes the federal alternative minimum tax in 2011 and state and local income taxes in 2011, 2010, and 2009.

We are required to record a valuation allowance which reduces net deferred tax assets if we conclude that it is more likely than not that taxable income generated in the future will be insufficient to utilize the future income tax benefit from these net deferred tax assets prior to expiration. Our net deferred tax assets primarily consist of net operating loss carry forwards (“NOLs”). We periodically review this conclusion, which requires significant management judgment. Until the fourth quarter of 2011, we recorded a valuation allowance which reduced our net deferred tax assets to zero. In the fourth quarter of 2011, based upon our sustained profitable operating performance over the past three years excluding certain losses associated with our prior convertible notes and our December 2010 debt refinancing and our positive outlook for taxable income in the future, our evaluation determined that the benefit resulting from our net deferred tax assets (namely, the NOLs) are likely to be usable prior to their expiration. Accordingly, we released the related valuation allowance against our United States and Canada net deferred tax assets, and a portion of the allowance against our state net deferred tax assets as certain NOLs may expire prior to utilization due to shorter utilization periods in certain states, resulting in a one-time non-cash income tax benefit of $325,601 that we recorded in our statement of operations and a corresponding net deferred tax asset of $325,601 that we recorded on our balance sheet on December 31, 2011. In subsequent periods, we would expect to recognize income tax expense equal to our pre-tax income multiplied by our effective income tax rate, an expense that has not been recognized prior to the reduction of the valuation allowance and that will reduce our net income and earnings per share. In the future, if available evidence changes our conclusion that it is more likely than not that we will utilize our net deferred tax assets prior to their expiration, we will make an adjustment to the related valuation allowance at that time.
We participated in the State of New Jersey’s corporation business tax benefit certificate transfer program, which allows certain high technology and biotechnology companies to transfer unused New Jersey net operating loss carryovers to other New Jersey corporation business taxpayers. During 2003 and 2004, we submitted an application to the New Jersey Economic Development Authority, or EDA, to participate in the program and the application was approved. The EDA then issued a certificate certifying our eligibility to participate in the program. The program requires that a purchaser pay at least 75% of the amount of the surrendered tax benefit. In tax years 2009, 2010, and 2011, we sold approximately, $0, $2,194, and $0, respectively, of our New Jersey State net operating loss carry forwards for a recognized benefit of approximately $0 in 2009, $168 in 2010, and $0 in 2011. Collectively, all transactions represent approximately 85% of the surrendered tax benefit each year and have been recognized in the year received.

As of December 31, 2011, we had net operating loss carry forwards for United States federal and state tax purposes of $794,714 and $423,963, respectively, expiring at various times from years ending 2012 through 2030. In addition, we had net operating loss carry forwards for Canadian tax purposes of $37,564 expiring through 2027. We also had net operating loss carry forwards for United Kingdom tax purposes of $34,568 with no expiration date.

Net Income (Loss)	For the Years Ended December 31,			Dollar Change 2011 vs. 2010	Dollar Change 2010 vs. 2009	Percent Change 2011 vs. 2010	Percent Change 2010 vs. 2009
(in thousands, except percentages)	2011	2010	2009
Net income (loss)	$409,044	$(83,665)	$(42,598)	$492,709	$(41,067)	589%	(96%)

2011 compared to 2010
Net Income (Loss). Based on the activity described above, our net income of $409,044 for the year ended December 31, 2011 increased by $492,709, or 589%, from net loss of $83,665 for the year ended December 31, 2010.
2010 compared to 2009
Net Loss. Based on the activity described above, our net loss of $83,665 for the year ended December 31, 2010 increased by $41,067, or 96%, from $42,598 for the year ended December 31, 2009.

33      VONAGE ANNUAL REPORT 2011

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

	For the Quarter Ended
(dollars in thousands, except operating data)	Mar 31, 2010	Jun 30, 2010	Sep 30, 2010	Dec 31, 2010	Mar 31, 2011	Jun 30, 2011	Sep 30, 2011	Dec 31, 2011
Revenue:
Telephony services	$224,527	$221,704	$212,135	$214,568	$218,230	$217,288	$215,824	$215,218
Customer equipment and shipping	3,424	3,637	1,991	3,056	1,611	997	683	472
	227,951	225,341	214,126	217,624	219,841	218,285	216,507	215,690
Operating expenses:
Direct cost of telephony services (1)	62,495	62,969	60,263	58,067	60,189	57,883	59,230	58,847
Direct cost of goods sold	16,647	14,053	13,214	12,051	11,055	9,865	10,711	10,125
Selling, general and administrative	60,787	60,768	58,908	58,523	58,243	58,481	59,451	58,579
Marketing	49,240	49,324	49,254	50,352	49,404	52,211	51,044	51,604
Depreciation and amortization	13,768	13,929	12,649	12,727	11,066	8,664	8,683	8,638
	202,937	201,043	194,288	191,720	189,957	187,104	189,119	187,793
Income from operations	25,014	24,298	19,838	25,904	29,884	31,181	27,388	27,897
Other income (expense):
Interest income	53	173	154	139	42	37	33	23
Interest expense	(13,211)	(12,423)	(11,569)	(11,338)	(6,602)	(5,588)	(2,926)	(2,002)
Change in fair value of embedded features within notes payable and stock warrant	835	(8,241)	(62,150)	(29,782)	(950)	—	—	—
Gain (loss) on early extinguishment of debt	1,038	(3,985)	(1,545)	(26,531)	(593)	(3,228)	(7,985)	—
Other, net	103	(43)	(19)	(59)	(2)	44	(47)	(266)
	(11,182)	(24,519)	(75,129)	(67,571)	(8,105)	(8,735)	(10,925)	(2,245)
Income (loss) before income tax benefit (expense)	13,832	(221)	(55,291)	(41,667)	21,779	22,446	16,463	25,652
Income tax benefit (expense)	136	(341)	(91)	(22)	(666)	(698)	(426)	324,494
Net income (loss)	$13,968	$(562)	$(55,382)	$(41,689)	$21,113	$21,748	$16,037	$350,146
Net income (loss) per common share:
Basic	$0.07	$—	$(0.26)	$(0.19)	$0.10	$0.10	$0.07	$1.55
Diluted	$0.06	$—	$(0.26)	$(0.19)	$0.09	$0.09	$0.07	$1.48
Weighted-average common shares outstanding:
Basic	201,324	211,305	212,086	214,586	222,162	224,233	225,281	225,572
Diluted	221,947	211,305	212,086	214,586	240,340	244,590	241,189	237,342
Operating Data:
Gross subscriber line additions	154,718	154,997	163,055	167,435	175,388	158,004	170,344	168,538
Net subscriber line additions	(25,779)	(5,236)	(4,846)	5,848	3,345	(10,568)	(8,939)	(13,834)
Subscriber lines at end of period	2,409,117	2,403,881	2,399,035	2,404,883	2,408,228	2,397,660	2,388,721	2,374,887
Average monthly customer churn	2.6%	2.3%	2.4%	2.4%	2.5%	2.5%	2.7%	2.7%
Average monthly revenue per line	$31.37	$31.21	$29.72	$30.20	$30.45	$30.28	$30.16	$30.19
Average monthly telephony services revenue per line	$30.90	$30.71	$29.45	$29.78	$30.23	$30.14	$30.06	$30.12
Average monthly direct costs of telephony services per line	$8.60	$8.72	$8.36	$8.06	$8.34	$8.03	$8.25	$8.24
Marketing costs per gross subscriber line additions	$318.26	$318.23	$302.07	$300.73	$281.68	$330.44	$299.65	$306.19
Employees at end of period	1,207	1,158	1,145	1,140	1,126	1,059	1,035	1,008

(1)
Excludes depreciation and amortization of $4,981, $4,959, $4,357, and $4,428 for the quarters ended March 31, June 30, September 30 and December 31, 2010, respectively, and $4,124, $3,867, $3,864, and $3,969 for the quarters ended March 31, June 30, September 30 and December 31, 2011, respectively.

Telephony services revenue. Telephony services revenue generally has been flat on a quarterly basis with the exception of the first and second quarters of 2010. The increases in telephony services revenue in the first and second quarters of 2010 were related to fewer service credits due to programs implemented in 2010, higher activation fees and termination fees, and slightly higher USF fees.

34      VONAGE ANNUAL REPORT 2011

Customer equipment and shipping revenue. Customer equipment and shipping revenue was lower in 2011 compared to 2010 due to the elimination of the equipment recovery fee for new customers beginning in September 2010. In addition, during the third quarter of 2010, a $1,500 reserve was made to cover potential refunds in connection with the settlement of consumer class action litigation.
Direct cost of telephony services. The decrease in direct cost of telephony services from 2010 to 2011 was due to more favorable termination rates negotiated with our service providers. USF fees fluctuated from quarter to quarter, and were lower in the third and fourth quarters of 2010.
Direct cost of goods sold. The change in direct cost of goods sold expenses was due to fluctuations in subscriber line additions. The decrease in quarterly direct cost of goods sold from 2011 to 2010 was primarily due to the decrease in customer equipment costs resulting from a lower cost device introduced in September 2010, lower promotional activity, and the decrease in amortization costs on deferred customer equipment as the historical deferred customer equipment costs are amortized and new customer equipment costs are no longer charged and deferred.
Selling, general and administrative. Selling, general and administrative expenses decreased quarterly in 2010 as a result of our cost management initiatives and have been stable in 2011. The 2010 selling, general and administrative expenses declined primarily due to a decrease in professional fees, and a decrease in outsourced customer care costs. In 2011, there were further decreases in professional fees, in salary related expense, in outsourced temporary labor costs, in litigation and contractual disputes costs, and in uncollected state and municipal tax expense, which was offset by an increase in share based cost and higher retail kiosk cost due to the expansion of in-market event teams.
Marketing. In 2010, marketing expense was relatively flat as we allocated our marketing investment across channels based upon performance as we continued to refine our marketing strategy. In 2011, we increased our marketing investment in direct mail to targeted ethnic segments which drove a 5% improvement in gross subscriber line additions.
Interest expense. In 2011, interest expense decreased as a result of refinancing our debt in December 2010 and July 2011.
Income tax benefit (expense). In the fourth quarter of 2011, we released $325,601 of the valuation allowance previously recorded against our net deferred tax assets resulting in a one-time non-cash benefit.
.

LIQUIDITY AND CAPITAL RESOURCES

Overview
The following table sets forth a summary of our cash flows for the periods indicated:

	For the Years Ended December 31,
(dollars in thousands)	2011	2010	2009
Net cash provided by operating activities	$146,786	$194,212	$38,396
Net cash used in investing activities	(37,604)	(4,686)	(50,565)
Net cash used in financing activities	(130,138)	(143,762)	(3,253)

For the three years ended December 31, 2011, 2010, and 2009 we generated income from operations. We expect to continue to balance efforts to grow our customer base while consistently achieving operating profitability. To grow our customer base, we continue to make investments in marketing, application development as we seek to launch new services, network quality and expansion, and customer care. Although we believe we will achieve consistent profitability in the future, we ultimately may not be successful and we may not achieve consistent profitability. We believe that cash flow from operations and cash on hand will fund our operations for at least the next twelve months.
December 2010 Financing
On December 14, 2010, we entered into the 2010 Credit Facility consisting of a $200,000 senior secured term loan. The co-borrowers under the 2010 Credit Facility were us and Vonage America Inc., our wholly owned subsidiary. Obligations under the 2010 Credit Facility were guaranteed, fully and unconditionally, by our other United States subsidiaries and were secured by substantially all of the assets of each borrower and each of the guarantors. An affiliate of the chairman of our board of directors and one of our principal stockholders was a lender under the 2010 Credit Facility.
Use of Proceeds
We used the net proceeds of the 2010 Credit Facility of $194,000 ($200,000 principal amount less original discount of $6,000), plus $102,090 of cash on hand, to (i) exercise our existing right to retire debt under our prior senior secured first lien credit facility for 100% of the contractual make-whole price, (ii) retire debt under our prior senior secured second lien credit facility at a more than 25% discount to the contractual make-whole price, and (iii) cause the conversion of all then outstanding third lien convertible notes into 8,276 shares of our common stock. We also incurred $11,444 of fees in connection with the 2010 Credit Facility and repayment of the prior financing.
Repayments
In 2011, we repaid the entire $200,000 under the 2010 Credit Facility, with $20,000 designated to cover our 2011 mandatory amortization, $50,000 designated to cover our 2011 annual excess cash flow mandatory repayment, if any, and $130,000 designated to cover the outstanding principal balance under the 2010 Credit Facility at the time of the 2011 Credit Facility financing.

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

35      VONAGE ANNUAL REPORT 2011

assets of each borrower and each of the guarantors.
Use of Proceeds
We used $100,000 of the net available proceeds of the 2011 Credit Facility, plus $31,000 of cash on hand, to retire all of the debt under our 2010 Credit Facility, including a $1,000 prepayment fee to holders of the 2010 Credit Facility.
Repayments
In 2011, we made mandatory repayment of $14,166 under the senior secured term loan. In addition, we repaid the $15,000 outstanding under the revolving credit facility.
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

>
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

>	100% of the net cash proceeds received in connection with other non-ordinary course transactions, including insurance proceeds not otherwise applied to the relevant insurance loss.
Subject to certain restrictions and exceptions, the 2011 Credit Facility permits us to obtain one or more incremental term loans and/or revolving credit facilities in an aggregate principal amount of up to $60,000 plus an amount equal to repayments of the senior secured term loan upon providing documentation reasonably satisfactory to the administrative agent, without the consent of the existing lenders under the 2011 Credit Facility. The 2011 Credit Facility includes customary representations and warranties and affirmative covenants of the borrowers. In addition, the 2011 Credit Facility contains customary negative covenants, including, among other things, restrictions on the ability of us and our subsidiaries to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, consummate acquisitions, make investments, and pay dividends and other distributions. We must also comply with the following financial covenants:

>	a consolidated leverage ratio of no greater than 2.00 to 1.00;

>	a consolidated fixed coverage charge ratio of no less than 1.75 to 1.00;

>	minimum cash of $25,000 including the unused portion of the revolving credit facility; and

>
maximum capital expenditures not to exceed $55,000 during any fiscal year, provided that the unused amount of any permitted capital expenditures in any fiscal year may be carried forward to the next following fiscal year. In addition, annual excess cash flow up to $8,000 increases permitted capital expenditures.

As of December 31, 2011, we were in compliance with all covenants, including financial covenants, for the 2011 Credit Facility.
The 2011 Credit Facility contains customary events of default that may permit acceleration of the debt. During the continuance of a payment default, interest will accrue at a default interest rate of 2% above the interest rate which would otherwise be applicable, in the case of loans, and at a rate equal to the rate applicable to base rate loans plus 2%, in the case of all other amounts.
State and Local Sales Taxes
We also have contingent liabilities for state and local sales taxes. As of December 31, 2011, we had a reserve of $2,231. If our ultimate liability exceeds this amount, it could affect our liquidity unfavorably. However, we do not believe it would significantly impair our liquidity.
Capital expenditures
For 2011, capital expenditures were primarily for the implementation of software solutions and purchase of network equipment as we continue to expand our network. Our capital expenditures for the year ended 2011 were $38,653, of which $22,292 was for software acquisition and development. The majority of these expenditures are comprised of investments in information technology and systems infrastructure, including the new Amdocs billing and order management system we are in the process of implementing. The platform is now operational and it is our intention to transition customers to the platform throughout 2012. For 2012, we believe our capital and software expenditures will be approximately $40,000 to $45,000.

36      VONAGE ANNUAL REPORT 2011

Operating Activities
Cash provided by operating activities decreased to $146,786 during the year ended December 31, 2011 compared to $194,212 for the year ended December 31, 2010, primarily due to changes in working capital requirements and higher marketing expenditures partially offset by lower interest expense as a result of our debt refinancings in December 2010 and July 2011.
Changes in working capital requirements include changes in accounts receivable, inventory, prepaid and other assets, other assets, accounts payable, accrued and other liabilities, and deferred revenue and costs. Cash provided by working capital decreased by $69,137 during the year ended December 31, 2011 compared to the year ended December 31, 2010, primarily due to the timing of payments.
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
Changes in working capital requirements include changes in accounts receivable, inventory, prepaid and other assets, other assets, accounts payable, accrued and other liabilities, and deferred revenue and costs. Cash provided by working capital decreased by $119,734 during the year ended December 31, 2010 compared to the year ended December 31, 2009, primarily due to the timing of payments and absence of prepayment opportunities for discounts and the return of an $8,925 security deposit from our device manufacturer as a result of improvements in credit quality.
Investing Activities
Cash used in investing activities for 2011 of $37,604 was attributable to capital expenditures of $12,636, software acquisition and development of $22,292, and purchase of intangible assets of $3,725, offset by a decrease in restricted cash of $1,049 due primarily to the return of part of the security deposit on our leased office property in Holmdel, New Jersey.
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
Cash used in investing activities for 2009 of $50,565 was attributable to capital expenditures of $23,724, $1,250 for the licensing of patents, development of software assets of $21,654, and an increase in restricted cash of $3,937.
Financing Activities
Cash used in financing activities for 2011 of $130,138 was primarily attributable to $200,000 in 2010 Credit Facility and $29,166 in 2011 Credit Facility and revolving credit facility principal payments, respectively, $1,783 in capital lease payments, and $2,697 in 2011 Credit Facility debt related cost payments, offset by $100,000 in proceeds received from the issuance of the 2011 Credit Facility and $4,562 in proceeds received from the exercise of stock options and a common stock warrant.
Cash used in financing activities for 2010 of $143,762 was attributable to $128,165 in prior senior secured first lien credit facility principal payments, $104,349 in prior senior secured second lien credit facility principal payments, including $32,320 representing paid-in-kind (“PIK”) interest payments, payments of $99,938 to extinguish our prior senior secured first lien credit facility, our prior senior secured second lien credit facility and our prior third lien convertible notes, and $1,500 in capital lease payments partially offset by proceeds of the 2010 Credit Facility of $200,000 offset by note discount of $6,000 and debt related costs of $5,430, and proceeds of $1,620 from stock options exercised.
Cash used in financing activities for 2009 of $3,253 was attributable to $1,251 in capital lease payments, $1,809 in prior senior secured first lien credit facility principal payments and $252 in additional debt related costs.

37      VONAGE ANNUAL REPORT 2011

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

The table below summarizes our contractual obligations at December 31, 2011, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
(dollars in thousands)	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
	(unaudited)
Contractual Obligations:
2011 Credit Facility	$70,833	$28,333	$42,500	$—	$—
Interest related to 2011 Credit Facility	4,023	2,395	1,628	—	—
Capital lease obligations	24,926	4,200	8,653	9,002	3,071
Operating lease obligations	6,234	4,363	1,706	165	—
Purchase obligations	57,803	25,876	25,987	5,940	—
Other obligations	2,750	—	1,000	1,750	—
Total contractual obligations	$166,569	$65,167	$81,474	$16,857	$3,071
Other Commercial Commitments:
Standby letters of credit	$6,836	$6,836	$—	$—	$—
Total contractual obligations and other commercial commitments	$173,405	$72,003	$81,474	$16,857	$3,071

2011 Credit Facility. On July 29, 2011, we entered into the 2011 Credit Facility which consists of an $85,000 senior secured term loan and a $35,000 revolving credit facility. See Note 6 in the notes to the consolidated financial statements.
Capital lease obligations. At December 31, 2011, we had capital lease obligations of $24,926 related to our corporate headquarters in Holmdel, New Jersey.
Operating lease obligations. At December 31, 2011, we had future commitments for operating leases for co-location facilities mainly in the United States that accommodate a portion of our network equipment, for kiosks leased in various locations throughout the United States, for office space leased for our London, United Kingdom office, for office space leased in Atlanta, Georgia for product development, for office space leased in Tel Aviv, Israel for application development, and for apartment space leased in New Jersey for certain executives.
Purchase obligations. The purchase obligations reflected above are primarily commitments to vendors who will license to us billing and ordering software and provide related services, provide telemarketing services, provide voicemail to text transcription services, provide local inbound services, process our credit card billings, provide E-911 services to our customers, assist us with local number portability, license patents to us, sell us communication devices, lease us collocation facilities, and provide carrier operation services. In certain cases, we may terminate these arrangements early upon payment of specified fees. These amounts do not represent our entire anticipated purchases in the future, but represent only those items for which we are contractually committed. We also purchase products and services as needed with no firm commitment. For this reason, the amounts presented in this table alone do not provide a reliable indicator of our expected future cash outflows or changes in our expected cash position. See also Note 10 to our consolidated financial statements.

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

>
assumptions used for the purpose of determining share-based compensation and the fair value of our prior stock warrant using the Black-Scholes option pricing model (“Model”), and various other assumptions that we believed to be reasonable; the key inputs for this Model are our stock price at valuation date, exercise price, the dividend yield, risk-free interest rate, life in years, and historical volatility of our common stock;

>	assumptions used in determining the need for, and amount of, a valuation allowance on net deferred tax assets;

>	assumptions used to determine the fair value of the embedded conversion option within our prior third lien convertible notes using

38      VONAGE ANNUAL REPORT 2011

the Monte Carlo simulation model; the key inputs are maturity date, risk-free interest rate, our stock price at valuation date, and historical volatility of our common stock; and

>
assumptions used to determine the fair value of the embedded make-whole premium feature within our prior senior secured first lien credit facility and our prior senior secured second lien credit facility.

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
At the time a customer signs up for our telephony services, there are the following deliverables:

>	Providing equipment, if any, to the customer that enables our telephony services and

>	Providing telephony services.
The equipment is provided free of charge to our customers and in most instances there are no fees collected at sign-up. We record the fees collected for shipping the equipment to the customer, if any, as shipping and handling revenue at the time of shipment.
A further description of our revenues is as follows:
Substantially all of our operating revenues are telephony services revenues, which are derived primarily from monthly subscription fees that customers are charged under our service plans. We also derive telephony services revenues from per minute fees for international calls if not covered under a plan, including applications for mobile devices and other stand-alone products, and for any calling minutes in excess of a customer’s monthly plan limits. Monthly subscription fees are automatically charged to customers’ credit cards, debit cards or electronic check payments, or ECP, in advance and are recognized over the following month when services are provided. Revenues generated from international calls and from customers exceeding allocated call minutes under limited minute plans are recognized as services are provided, that is, as minutes are used, and are billed to a customer’s credit cards, debit cards or ECP in arrears. As a result of our multiple billing cycles each month, we estimate the amount of revenues earned from international calls and from customers exceeding allocated call minutes under limited minute plans but not billed from the end of each billing cycle to the end of each reporting period. These estimates are based primarily upon historical minutes and have been consistent with our actual results.
From time to time we have generated revenue by charging a fee for activating service, although we do not currently or expect to charge an activation fee to customers. In these instances when no activation fee is being collected, no customer acquisition costs are deferred. Customer activation fees when collected, along with the related incremental direct customer acquisition amounts for customer equipment in the direct channel and for rebates and retailer commissions in the retail channel, up to but not exceeding the activation fee, are deferred and amortized over the estimated average customer life. The amortization of deferred customer equipment is recorded to direct cost of goods sold. The amortization of deferred rebates is recorded as a reduction of telephony services revenues. The amortization of deferred retailer commissions is recorded as marketing expense. We estimate customer life by analyzing historical trends and applying those trends to future periods. This customer life is solely used to amortize deferred activation fees collected, along with the related incremental customer acquisition costs. The average customer life was 44 months in 2009 and 38 months for 2010 and 2011, respectively, based on consistent historical trends. The impact of these changes to the average customer life was not material to the consolidated results of operations.
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
Income Taxes
We recognize deferred tax assets and liabilities at enacted income tax rates for the temporary differences between the financial reporting bases and the tax bases of our assets and liabilities. Any effects of changes in income tax rates or tax laws are included in the provision for income taxes in the period of enactment. Our net deferred tax assets primarily consist of net operating loss carry forwards (“NOLs”). We are required to record a valuation allowance against our net deferred tax assets if we conclude that it is more likely than not that taxable income generated in the future will be insufficient to utilize the future income tax benefit from our net deferred tax assets (namely, the NOLs) prior to expiration. We periodically review this conclusion, which requires significant management judgment. If we are able to conclude in a future period that a future income tax benefit from our net deferred tax assets has a greater than 50 percent likelihood of being realized, we are required in that period to reduce the related valuation allowance with a corresponding decrease in income tax expense. This will result in a non-cash benefit to our net income in the period of the determination. In subsequent periods, we would expect to recognize income tax expense equal to our pre-tax income multiplied by our effective income tax rate, an expense that is not currently recognized each quarter as a result of the valuation allowance. In the future, if available evidence changes our conclusion that it is more likely than not that we will utilize our net deferred tax assets prior to their expiration, we will make an adjustment to the related valuation allowance at that time. In the fourth quarter of 2011, we released $325,601 of valuation allowance (see Note 5. Income Taxes).
Net Operating Loss Carryforwards

39      VONAGE ANNUAL REPORT 2011

As of December 31, 2011, we had NOLs for United States federal and state tax purposes of $794,714 and $423,963, respectively, expiring at various times from years ending 2012 through 2030. In addition, we had NOLs for Canadian tax purposes of $37,564 expiring through 2027. We also had NOLs for United Kingdom tax purposes of $34,568 with no expiration date.
Under Section 382 of the Internal Revenue Code, if we undergo an “ownership change” (generally defined as a greater than 50% change (by value) in our equity ownership over a three-year period), our ability to use our pre-change of control NOLs and other pre-change tax attributes against our post-change income may be limited. The Section 382 limitation is applied annually so as to limit the use of our pre-change NOLs to an amount that generally equals the value of our stock immediately before the ownership change multiplied by a designated federal long-term tax-exempt rate. At December 31, 2011, there were no limitations on the use of our NOLs.
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
In June 2011, the FASB issued Accounting Standards Update No. 2011-05 (“ASU 2011-05”) “Comprehensive Income (Topic 220), Presentation of Comprehensive Income”. The objective of ASU 2011-05 is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The amendments in ASU 2011-05 should be applied retrospectively. It is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. We adopted ASU 2011-05 as of December 31, 2011 by presenting a separate Statements of Comprehensive Income following the Statements of Operations. The adoption of ASU 2011-05 did not have an impact on our financial statements.

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
We prepared a sensitivity analysis to determine the impact of hypothetical changes foreign currency exchange rates have on our results of operations. The foreign currency rate analysis assumed a uniform movement in currencies by 10% relative to the U.S. Dollar on our results. Based upon the results of this analysis, a 10% change in currency rates would have resulted in an increase or decrease in our earnings for the year ended December 31, 2011 of approximately $800.
Interest Rate and Debt Risk
Our exposure to market risk for changes in interest rates primarily relates to our long-term debt.
On July 29, 2011, we entered into the 2011 Credit Facility. We are exposed to interest rate risk since amounts payable under the 2011 Credit Facility, at our option, bear interest at:

>
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

40      VONAGE ANNUAL REPORT 2011

or equal to 0.75 to 1.00 and less than 1.50 to 1.00, and 2.75% if our consolidated leverage ratio is greater than or equal to 1.50 to 1.00, payable on the last business day of each March, June, September, and December and the maturity date of the Credit Facility.
As of December 31, 2011, if the interest rate on our variable rate debt changed by 1%, our annual debt service payment would change by approximately $700.

ITEM 8. Financial Statements and Supplementary Data

The information required by this Item is contained on pages F-1 through F-31 of this Annual Report on Form 10-K and incorporated herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A. Controls and Procedures
Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting.
February 16, 2012
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

41      VONAGE ANNUAL REPORT 2011

Based on our assessment, management concluded that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

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

Report of the Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.
See Report of Independent Registered Public Accounting Firm on page F-3.
Changes in Internal Control Over Financial Reporting
There were no changes to controls during the quarter ended December 31, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. Other Information
None.

42      VONAGE ANNUAL REPORT 2011

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The discussion under the headings “Proposal No. 1 – Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Director Nomination Process”, “Corporate Governance – Board Committees – Audit Committee”, and “Executive Officers of Vonage” in our Proxy Statement for the 2012 Annual Meeting of Stockholders is hereby incorporated by reference.
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

ITEM 11. Executive Compensation

The discussion under the headings “Compensation”, “Director Compensation”, “Corporate Governance – Compensation Committee Interlocks and Insider Participation”, and “Corporate Governance – Compensation Committee Report” in our Proxy Statement for the 2012 Annual Meeting of Stockholders is hereby incorporated by reference.
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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The discussion under the headings “Stock Ownership Information” and “Equity Compensation Plan Information” in our Proxy Statement for the 2012 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The discussion under the headings “Proposal No. 1 – Election of Directors – Transactions with Related Persons”, and “Corporate Governance – Board Determination of Independence” in our Proxy Statement for the 2012 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 14. Principal Accountant Fees and Services

The discussion under the heading “Proposal No. 2 – Ratification of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2012 Annual Meeting of Stockholders is hereby incorporated by reference.

43      VONAGE ANNUAL REPORT 2011

PART IV

ITEM 15. Exhibits, Financial Statement Schedules
(a)
(1) Financial Statements. The index to our financial statements is found on page F-1 of this Form 10-K.
(2) Financial Statement Schedule. Schedule II—Valuation and Qualifying Accounts is as follows:

	Balance at Beginning of Period	Additions			Less Deductions	Balance at End of Period
		Revenue	Expense
Allowance for Doubtful Accounts:
Year ended December 31, 2011	$588	$(4)	$7		$—	$591
Year ended December 31, 2010	1,432	(711)	—		(133)	588
Year ended December 31, 2009	2,045	(193)	—		(420)	1,432
Inventory Obsolescence
Year ended December 31, 2011	$763	$—	$773		$(1,267)	$269
Year ended December 31, 2010	432	—	2,213		(1,882)	763
Year ended December 31, 2009	1,405	—	2,514		(3,487)	432
Valuation Allowance for Deferred Tax
Year ended December 31, 2011	$415,903	$—	$(398,220)	(1)	$—	$17,683
Year ended December 31, 2010	385,941	—	29,962	(1)	—	415,903
Year ended December 31, 2009	386,547	—	(606)	(1)	—	385,941

(1)	Amounts charged (credited) to expense represent change in valuation allowance.
(3) Exhibits.

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of Vonage Holdings Corp.(4)
3.2	Second Amended and Restated By-laws of Vonage Holdings Corp.(9)
4.1	Form of Certificate of Vonage Holdings Corp. Common Stock(3)
10.1	2001 Stock Incentive Plan of Vonage Holdings Corp.(1)*
10.2	Form of Incentive Stock Option Agreement under the 2001 Stock Incentive Plan(1)*
10.3	Form of Nonqualified Stock Option Agreement for Employees under the 2001 Stock Incentive Plan(1)*
10.4	Form of Nonqualified Stock Option Agreement for Outside Directors under the 2001 Stock Incentive Plan(1)*
10.5	Amended and Restated Vonage Holding Corp. 2006 Incentive Plan(14)*
10.6	Form of Restricted Stock Unit Agreement under the Vonage Holdings Corp. 2006 Incentive Plan(6)*
10.7	Form of Nonqualified Stock Option Agreement under the Vonage Holdings Corp. 2006 Incentive Plan(16)*
10.8	Form of Restricted Stock Agreement under the Vonage Holdings Corp. 2006 Incentive Plan(6)*
10.9	Form of Restricted Stock Agreement for Non-Executive Directors under the Vonage Holdings Corp. 2006 Incentive Plan (10)*
10.10	Form of Nonqualified Stock Option Agreement for Non-Executive Directors (Quarterly Grants) under the Vonage Holdings Corp. 2006 Incentive Plan (10)*
10.11	Form of Nonqualified Stock Option Agreement for Non-Executive Directors (Sign-on Grant) under the Vonage Holdings Corp. 2006 Incentive Plan (10)*
10.12	Vonage Holdings Corp. 401(k) Retirement Plan(1)*
10.13	Lease Agreement, dated March 24, 2005, between 23 Main Street Holmdel Associates LLC and Vonage USA Inc.(1)
10.14	Amended and Restated Employment Agreement dated November 5, 2009 between Vonage Holdings Corp. and Marc P. Lefar(14)*
10.15	Indemnification Agreement dated as of July 29, 2008 by and between Vonage Holdings Corp. and Marc. P. Lefar(9)*
10.16	Form of Nonqualified Stock Option Agreement for Marc P. Lefar under the Vonage Holdings Corp. 2006 Incentive Plan(9)*

44      VONAGE ANNUAL REPORT 2011

Exhibit Number	Description of Exhibit

10.17	Employment Agreement dated as of February 24, 2010 by and between Vonage Holdings Corp. and Barry Rowan(16)*

10.18	Indemnification Agreement dated as of May 6, 2010 by and between Vonage Holdings Corp. and Barry Rowan(16)*

10.19	Amended and Restated Employment Agreement, dated February 8, 2006, between Vonage Holdings Corp. and Jeffrey A. Citron(1)*

10.20	Separation Agreement and General Release dated as of July 29, 2008 by and between Vonage Holdings Corp. and Jeffrey A. Citron(9)*

10.21	Amended and Restated Non-Compete Agreement dated as of October 17, 2008 by and between Vonage Holdings Corp. and Jeffrey A. Citron(12)

10.22	Form of Nonqualified Stock Option Agreement for Jeffrey A. Citron under the Vonage Holdings Corp. 2006 Incentive Plan(9)*

10.23	Letter Agreement, dated May 8, 2011, between Vonage Holdings Corp. and Scott Ballantyne(20)*

10.24	Letter Agreement, dated February 9, 2009, between Vonage Holdings Corp. and Nicholas P. Lazzaro(13)*

10.25	Amendment to Letter Agreement, dated December 30, 2010, between Vonage Holdings Corp. and Nicholas P. Lazzaro(21)*

10.26	Letter Agreement, dated March 24, 2009, between Vonage Holdings Corp. and Kimberly O’Loughlin(13)*

10.27	Amendment to Letter Agreement, dated December 25, 2010, between Vonage Holdings Corp. and Kimberly O’Loughlin(21)*

10.28	Letter Agreement, dated November 19, 2008, between Vonage Holdings Corp. and Michael A. Tempora(13)*

10.29	Amendment to Letter Agreement, dated December 23, 2010, between Vonage Holdings Corp. and Michael A. Tempora(21)*

10.30.	Letter Agreement, dated July 15, 2009, between Vonage Holdings Corp. and Kurt Rogers(14)*

10.31	Amendment to Letter Agreement, dated December 22, 2010, between Vonage Holdings Corp. and Kurt Rogers(21)*

10.32	Non-Executive Director Compensation Program effective October 14, 2010(19)*

10.33	Form of Indemnification Agreement between Vonage Holdings Corp. and its directors and certain officers(7)*

10.34	Third Amended and Restated Investors’ Rights Agreement, as amended, dated April 27, 2005, among Vonage Holdings Corp. and the signatories thereto(2)

10.35
Written Consent of Vonage Holdings Corp. and Certain Stockholders to the amendment to the Third Amended and Restated Investors’ Rights Agreement dated April 27, 2005, as amended, dated November 13, 2006(5)

10.36	Registration Rights Agreement, dated December 16, 2005, among Vonage Holdings Corp. and the signatories thereto(1)

10.37†	License and Managed Services Agreement, dated December 23, 2009 between Vonage Network LLC and Amdocs Software Systems Limited and Amdocs, Inc.(15)

10.38†	First Amending Agreement to License and Managed Services Agreement, dated December 22, 2010 between Vonage Network LLC and Amdocs Software Systems Limited and Amdocs, Inc.(21)

10.39	Settlement Agreement, effective October 27, 2007, between Vonage Holdings Corp. and Sprint Communications Company L.P.(8)

10.40.	Settlement and Patent License Agreement, dated December 21, 2007, between Vonage Holdings Corp. and AT&T Corp.(8)

10.41	Settlement Agreement, effective January 1, 2008 between Vonage Holdings Corp. and Nortel Networks Inc. and Nortel Networks Limited(8)

10.42	Credit Agreement, dated as of December 14, 2010 among Vonage Holdings Corp. and Vonage America Inc., as borrowers, various lenders, and Bank of America, N.A., as Administrative Agent(18)

10.43
First Lien Credit and Guaranty Agreement, dated as of October 19, 2008 among Vonage Holdings Corp. and Vonage America Inc., as borrowers, certain subsidiaries of Vonage Holdings Corp., as guarantors, various lenders, and Silver Point Finance, LLC, as Administrative Agent, Collateral Agent and Lead Arranger (relating to former first lien credit facility)(11)

10.44
Second Lien Credit and Guaranty Agreement, dated as of October 19, 2008 among Vonage Holdings Corp. and Vonage America Inc., as borrowers, certain subsidiaries of Vonage Holdings Corp., as guarantors, various lenders, and Silver Point Finance, LLC, as Administrative Agent, Collateral Agent and Lead Arranger (relating to former second lien credit facility)(11)

10.45
Third Lien Note Purchase Agreement dated as of October 19, 2008 among Vonage Holdings Corp. and Vonage America Inc., as co-issuers, certain subsidiaries of Vonage Holdings Corp., as guarantors, various purchasers, and Silver Point Finance, LLC, as Note Agent and Collateral Agent (relating to former third lien convertible notes)(11)

10.46
Master Agreement, dated November 2, 2010, among Vonage Holdings Corp. and Vonage America Inc., as borrowers, certain subsidiaries of Vonage Holdings Corp., as guarantors, various lenders, and Silver Point Finance, LLC, as Administrative Agent (relating to former first and second lien credit facilities)(17)

45      VONAGE ANNUAL REPORT 2011

Exhibit Number	Description of Exhibit
10.47
Third Lien Agreement, dated November 2, 2010, among Vonage Holdings Corp. and Vonage America Inc., as co-issuers, and certain holders of convertible notes (relating to former third lien convertible notes)(17)

10.48
Credit Agreement, dated as of July 29, 2011 among Vonage Holdings Corp. and Vonage America Inc., as borrowers, various lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, and RBS Citizens, N.A., as Syndication Agent.(20)

21.1	List of Subsidiaries of Vonage Holdings Corp.(22)

23.1	Consent of BDO USA, LLP, independent registered public accounting firm(22)

31.1	Certification of our Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(22)

31.2	Certification of our Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(22)

32.1	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(22)

(1)	Incorporated by reference to Amendment No. 1 to Vonage Holdings Corp.’s Registration Statement on Form S-1 (File No. 333-131659) filed on April 7, 2006.

(2)	Incorporated by reference to Amendment No. 4 to Vonage Holdings Corp.’s Registration Statement on Form S-1 (File No. 333-131659) filed on April 28, 2006.

(3)	Incorporated by reference to Amendment No. 5 to Vonage Holdings Corp.’s Registration Statement on Form S-1 (File No. 333-131659) filed on May 8, 2006.

(4)	Incorporated by reference to Vonage Holdings Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on August 4, 2006.

(5)	Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on November 14, 2006.

(6)	Incorporated by reference to Vonage Holding Corp.’s Annual Report on Form 10-K (File No. 001-32887) filed on April 17, 2007.

(7)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on November 14, 2007.

(8)	Incorporated by reference to Vonage Holding Corp.’s Annual Report on Form 10-K (File No. 001-32887) filed on March 17, 2008.

(9)	Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on August 4, 2008.

(10)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on August 11, 2008.

(11)	Incorporated by reference to Vonage Holding Corp.’s Amendment No. 8 to Schedule TO (File No. 005-82032) filed on October 22, 2008.

(12)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on November 10, 2008.

(13)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on August 6, 2009.

(14)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on November 6, 2009.

(15)	Incorporated by reference to Vonage Holding Corp.’s Annual Report on Form 10-K (File No. 001-32887) filed on February 26, 2010.
Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on March 1, 2010.

(16)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on May 7, 2010.

(17)	Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on November 3, 2010.

(18)	Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on December 15, 2010.

(19)	Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on February 15, 2011.

(20)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on August 4, 2011.

(21)	Incorporated by reference to Vonage Holding Corp.’s Annual Report on Form 10-K (File No. 001-32887) filed on February 17, 2011.

(22)	Filed herewith.

†
Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an order or application for confidential treatment pursuant to the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.

*	Management contract or compensatory plan or arrangement.
(b) Exhibits Filed Herewith
Refer to (a)(3) above.
(c) Financial Statement Schedule
Report of Independent Registered Public Accounting Firm
Schedule II – Valuation and Qualifying Accounts.

46      VONAGE ANNUAL REPORT 2011

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Vonage Holdings Corp.
Holmdel, New Jersey 07733
The audits referred to in our report dated February 16, 2012 relating to the consolidated financial statements of Vonage Holdings Corp., which is contained in Item 8 of this Form 10-K also included the audit of the financial statement schedule listed in the accompanying index. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.
In our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/s/ BDO USA, LLP
Woodbridge, New Jersey
February 16, 2012

47      VONAGE ANNUAL REPORT 2011

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Holmdel, State of New Jersey, on February 16, 2012.

VONAGE HOLDINGS CORP.

Dated:	February 16, 2012	By:	/S/ BARRY ROWAN
Barry Rowan
Executive Vice President, Chief Financial Officer, Chief Administrative Officer and Treasurer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature	Title	Date

/S/ MARC P. LEFAR	Director, Chief Executive Officer	February 16, 2012
Marc P. Lefar	(principal executive officer)

/S/ BARRY L. ROWAN	Executive Vice President,	February 16, 2012
Barry L. Rowan	Chief Financial Officer, Chief Administrative Officer and Treasurer (principal financial officer and principal accounting officer)

/S/ JEFFREY A. CITRON	Director, Chairman	February 16, 2012
Jeffrey A. Citron

/S/ PETER BARRIS	Director	February 16, 2012
Peter Barris

/S/ MORTON DAVID	Director	February 16, 2012
Morton David

/S/ MICHAEL A. KRUPKA	Director	February 16, 2012
Michael A. Krupka

/S/ JEFFREY J. MISNER	Director	February 16, 2012
Jeffrey J. Misner

/S/ DAVID C. NAGEL	Director	February 16, 2012
David C. Nagel

/S/ JOSEPH M. REDLING	Director	February 16, 2012
Joseph M. Redling

/S/ JOHN J. ROBERTS	Director	February 16, 2012
John J. Roberts

/S/ CARL SPARKS	Director	February 16, 2012
Carl Sparks

48      VONAGE ANNUAL REPORT 2011

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Vonage Holdings Corp.
Holmdel, New Jersey
We have audited the accompanying consolidated balance sheets of Vonage Holdings Corp. as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vonage Holdings Corp. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vonage Holdings Corp.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2012 expressed an unqualified opinion thereon.
/s/    BDO USA, LLP
Woodbridge, New Jersey
February 16, 2012

F-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Vonage Holdings Corp.
Holmdel, New Jersey
We have audited Vonage Holdings Corp.’s (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A. Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Vonage Holdings Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vonage Holdings Corp. as of December 31, 2011 and 2010 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 16, 2012 expressed an unqualified opinion thereon.
/s/    BDO USA, LLP
Woodbridge, New Jersey
February 16, 2012

F-3      VONAGE ANNUAL REPORT 2011

VONAGE HOLDINGS CORP. CONSOLIDATED BALANCE SHEETS
VONAGE HOLDINGS CORP. CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)	December 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$58,863	$78,934
Accounts receivable, net of allowance of $591 and $588, respectively	17,862	15,207
Inventory, net of allowance of $269 and $763, respectively	6,715	6,143
Deferred customer acquisition costs, current	4,964	6,481
Deferred tax assets, current	19,546	—
Prepaid expenses and other current assets	16,820	17,231
Total current assets	124,770	123,996
Property and equipment, net	67,978	79,050
Software, net	45,661	35,516
Deferred customer acquisition costs, non-current	721	1,093
Debt related costs, net	2,007	5,372
Restricted cash	6,929	7,978
Intangible assets, net	9,056	4,186
Deferred tax assets, non-current	306,055	—
Other assets	3,038	3,201
Total assets	$566,215	$260,392
Liabilities and Stockholders’ Equity (Deficit)
Liabilities
Current liabilities:
Accounts payable	$66,214	$37,128
Accrued expenses	69,526	89,407
Deferred revenue, current portion	38,778	43,397
Current maturities of capital lease obligations	2,104	1,783
Current portion of notes payables	28,333	20,000
Total current liabilities	204,955	191,715
Notes payable, net of discount and current maturities	42,500	173,004
Deferred revenue, net of current portion	1,203	1,784
Capital lease obligations, net of current maturities	15,561	17,665
Other liabilities, net of current portion in accrued expenses	2,429	5,871
Total liabilities	266,648	390,039
Commitments and Contingencies
Stockholders’ Equity (Deficit)
Common stock, par value $0.001 per share; 596,950 shares authorized at December 31, 2011 and December
31, 2010; 227,858 and 223,454 shares issued at December 31, 2011 and December 31, 2010, respectively; 225,586 and 221,566 shares outstanding at December 31, 2011 and December 31, 2010, respectively	228	223
Additional paid-in capital	1,074,488	1,053,805
Accumulated deficit	(762,857)	(1,171,901)
Treasury stock, at cost, 2,272 shares at December 31, 2011 and 1,888 shares at December 31, 2010	(14,529)	(13,139)
Accumulated other comprehensive income	2,237	1,365
Total stockholders’ equity (deficit)	299,567	(129,647)
Total liabilities and stockholders’ equity (deficit)	$566,215	$260,392

The accompanying notes are an integral part of these financial statements

F-4      VONAGE ANNUAL REPORT 2011

VONAGE HOLDINGS CORP. CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
(In thousands, except per share amounts)	2011	2010	2009
Operating Revenues:
Telephony services	$866,560	$872,934	$864,848
Customer equipment and shipping	3,763	12,108	24,232
	870,323	885,042	889,080
Operating Expenses:
Direct cost of telephony services (excluding depreciation and amortization of $15,824, $18,725, and $18,958, respectively)	236,149	243,794	213,553
Direct cost of goods sold	41,756	55,965	71,488
Selling, general and administrative	234,754	238,986	265,456
Marketing	204,263	198,170	227,990
Depreciation and amortization	37,051	53,073	53,391
	753,973	789,988	831,878
Income from operations	116,350	95,054	57,202
Other Income (Expense):
Interest income	135	519	277
Interest expense	(17,118)	(48,541)	(54,192)
Change in fair value of embedded features within notes payable and stock warrant	(950)	(99,338)	(49,933)
(Loss) gain on extinguishment of notes	(11,806)	(31,023)	4,041
Other (expense) income, net	(271)	(18)	843
	(30,010)	(178,401)	(98,964)
Income (loss) before income tax benefit (expense)	86,340	(83,347)	(41,762)
Income tax benefit (expense)	322,704	(318)	(836)
Net income (loss)	$409,044	$(83,665)	$(42,598)
Net income (loss) per common share:
Basic	$1.82	$(0.40)	$(0.25)
Diluted	$1.69	$(0.40)	$(0.25)
Weighted-average common shares outstanding:
Basic	224,324	209,868	170,314
Diluted	241,744	209,868	170,314

The accompanying notes are an integral part of these financial statements

F-5      VONAGE ANNUAL REPORT 2011

VONAGE HOLDINGS CORP. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
(In thousands)	2011	2010	2009
Net income (loss)	$409,044	$(83,665)	$(42,598)
Other comprehensive income:
Foreign currency translation adjustment	872	909	1,364
Total other comprehensive income	872	909	1,364
Comprehensive income (loss)	$409,916	$(82,756)	$(41,234)

The accompanying notes are an integral part of these financial statements

F-6      VONAGE ANNUAL REPORT 2011

VONAGE HOLDINGS CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
(In thousands)	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$409,044	$(83,665)	$(42,598)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization and impairment charges	35,776	51,928	52,072
Amortization of intangibles	1,275	1,145	1,319
Deferred tax benefit	(325,601)	—	—
Change in fair value of embedded features in notes payable and stock warrant	950	99,338	49,933
Loss on extinguishment of notes	11,806	31,023	(4,041)
Amortization of discount on notes	914	4,732	5,469
Accrued interest paid in-kind	—	13,232	17,154
Allowance for doubtful accounts	(4)	(711)	(193)
Allowance for obsolete inventory	773	2,213	2,514
Amortization of debt related costs	1,391	1,402	2,708
Share-based expense	14,279	8,255	8,473
Changes in operating assets and liabilities:
Accounts receivable	(2,663)	573	2,930
Inventory	(1,362)	(568)	203
Prepaid expenses and other current assets	412	21,322	(22,053)
Deferred customer acquisition costs	1,891	15,505	21,523
Other assets	163	9,118	(1,510)
Accounts payable	29,090	25,606	(22,595)
Accrued expenses	(21,216)	19,966	(4,764)
Deferred revenue	(5,167)	(19,446)	(22,153)
Other liabilities	(4,965)	(6,756)	(5,995)
Net cash provided by operating activities	146,786	194,212	38,396
Cash flows from investing activities:
Capital expenditures	(12,636)	(17,674)	(23,724)
Purchase of intangible assets	(3,725)	—	(1,250)
Acquisition and development of software assets	(22,292)	(22,712)	(21,654)
Decrease (increase) in restricted cash	1,049	35,700	(3,937)
Net cash used in investing activities	(37,604)	(4,686)	(50,565)
Cash flows from financing activities:
Principal payments on capital lease obligations	(1,783)	(1,500)	(1,251)
Principal payments on notes	(229,166)	(232,514)	(1,809)
Proceeds from issuance of notes payable	100,000	200,000	—
Discount on notes payable	—	(6,000)	—
Extinguishment of notes	(1,054)	(99,938)	—
Debt related costs	(2,697)	(5,430)	(252)
Proceeds from exercise of stock options and stock warrant	4,562	1,620	59
Net cash used in financing activities	(130,138)	(143,762)	(3,253)
Effect of exchange rate changes on cash	885	957	1,501
Net change in cash and cash equivalents	(20,071)	46,721	(13,921)
Cash and cash equivalents, beginning of period	78,934	32,213	46,134
Cash and cash equivalents, end of period	$58,863	$78,934	$32,213
Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$15,563	$63,814	$28,671
Income taxes	$2,289	$544	$1,206
Non-cash financing transactions during the periods for:
Conversion of convertible notes into common stock:
Third lien convertible notes, net of discount and debt related costs	$—	$4,497	$9,361
Embedded conversion option within third lien convertible notes	$—	$32,358	$57,050
The accompanying notes are an integral part of these financial statements

F-7      VONAGE ANNUAL REPORT 2011

VONAGE HOLDINGS CORP. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)	Common Stock	Additional Paid-in Capital	Stock Subscription Receivable	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2008	$158	$980,768	$(5,195)	$(1,052,861)	$(12,704)	$(908)	$(90,742)
Opening adjustment due to separate valuation of embedded derivative		(37,884)		7,223			(30,661)
Stock option exercises	1	58					59
Share-based expense		8,473					8,473
Share-based award activity					(174)		(174)
Convertible notes conversion	43	62,327					62,370
Uncollected stock subscription receivable		(5,195)	5,195				—
Foreign currency translation adjustment						1,364	1,364
Net loss				(42,598)			(42,598)
Balance at December 31, 2009	202	1,008,547	—	(1,088,236)	(12,878)	456	(91,909)
Stock option exercises	1	1,619					1,620
Share-based expense		8,255					8,255
Share-based award activity					(261)		(261)
Convertible notes conversion	20	35,384					35,404
Foreign currency translation adjustment						909	909
Net loss				(83,665)			(83,665)
Balance at December 31, 2010	223	1,053,805	—	(1,171,901)	(13,139)	1,365	(129,647)
Stock option exercises	5	4,259					4,264
Share-based expense		14,279					14,279
Share-based award activity					(1,390)		(1,390)
Warrant exercise		2,145					2,145
Foreign currency translation adjustment						872	872
Net income				409,044			409,044
Balance at December 31, 2011	$228	$1,074,488	$—	$(762,857)	$(14,529)	$2,237	$299,567

The accompanying notes are an integral part of these financial statements

F-8      VONAGE ANNUAL REPORT 2011

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 1. Basis of Presentation and Significant Accounting Policies

NATURE OF OPERATIONS

Vonage Holdings Corp. (“Vonage”, “Company”, “we”, “our”, “us”) is incorporated as a Delaware corporation. We are a leading provider of low-cost communications services connecting people through broadband devices worldwide. While customers in the United States represented 94% of our subscriber lines for our broadband telephone replacement services at December 31, 2011, we also bill customers in Canada and the United Kingdom.

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

>
assumptions used for the purpose of determining share-based compensation and the fair value of our prior stock warrant using the Black-Scholes option pricing model (“Model”), and various other assumptions that we believed to be reasonable; the key inputs for this Model are our stock price at valuation date, exercise price, the dividend yield, risk-free interest rate, life in years, and historical volatility of our common stock;

>	assumptions used in determining the need for, and amount of, a valuation allowance on net deferred tax assets;

>
assumptions used to determine the fair value of the embedded conversion option within our prior third lien convertible notes using the Monte Carlo simulation model; the key inputs are maturity date, risk-free interest rate, our stock price at valuation date, and historical volatility of our common stock; and

>
assumptions used to determine the fair value of the embedded make-whole premium feature within our prior senior secured first lien credit facility and our prior senior secured second lien credit facility.

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
At the time a customer signs up for our telephony services, there are the following deliverables:

>	Providing equipment, if any, to the customer that enables our telephony services and

>	Providing telephony services.
The equipment is provided free of charge to our customers and in most instances there are no fees collected at sign-up. We record the fees collected for shipping the equipment to the customer, if any, as shipping and handling revenue at the time of shipment.

Telephony Services Revenue
Substantially all of our operating revenues are telephony services revenues, which are derived primarily from monthly subscription fees that customers are charged under our service plans. We also derive telephony services revenues from per minute fees for international calls if not

F-9      VONAGE ANNUAL REPORT 2011

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

covered under a plan, including applications for mobile devices and other stand-alone products, and for any calling minutes in excess of a customer’s monthly plan limits. Monthly subscription fees are automatically charged to customers’ credit cards, debit cards or electronic check payments ("ECP"), in advance and are recognized over the following month when services are provided. Revenues generated from international calls and from customers exceeding allocated call minutes under limited minute plans are recognized as services are provided, that is, as minutes are used, and are billed to a customer’s credit cards, debit cards or ECP in arrears. As a result of our multiple billing cycles each month, we estimate the amount of revenues earned from international calls and from customers exceeding allocated call minutes under limited minute plans but not billed from the end of each billing cycle to the end of each reporting period. These estimates are based primarily upon historical minutes and have been consistent with our actual results.
We also provide rebates to customers who purchase their customer equipment from retailers and satisfy minimum service period requirements. These rebates in excess of activation fees are recorded as a reduction of revenues over the service period based upon the estimated number of customers that will ultimately earn and claim the rebates.
From time to time we have generated revenue by charging a fee for activating service, although we do not currently or expect to charge an activation fee to customers. In these instances when no activation fee is being collected, no customer acquisition costs are deferred. Customer activation fees when collected, along with the related incremental direct customer acquisition amounts for customer equipment in the direct channel and for rebates and retailer commissions in the retail channel, up to but not exceeding the activation fee, are deferred and amortized over the estimated average customer life. The amortization of deferred customer equipment is recorded to direct cost of goods sold. The amortization of deferred rebates is recorded as a reduction of telephony services revenues. The amortization of deferred retailer commissions is recorded as marketing expense. We estimate customer life by analyzing historical trends and applying those trends to future periods. This customer life is solely used to amortize deferred activation fees collected, along with the related incremental customer acquisition costs. The average customer life was 44 months in 2009, and 38 months for 2010 and 2011, respectively, based on consistent historical trends. The impact of these changes to the average customer life was not material to the consolidated results of operations.
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

F-10      VONAGE ANNUAL REPORT 2011

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
Restricted Cash and Letters of Credit

F-11      VONAGE ANNUAL REPORT 2011

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

We had a cash collateralized letter of credit for $6,300 and $7,350 as of December 31, 2011 and 2010, respectively, related to lease deposits for our offices and a cash collateralized letter of credit for $536 and $535 as of December 31, 2011 and 2010, respectively, related to an energy curtailment program for our offices. The total amount of collateralized letters of credit was $6,836 and $7,885 at December 31, 2011 and 2010, respectively. In the aggregate, cash reserves and collateralized letters of credit of $6,929 and $7,978 were recorded as long-term restricted cash at December 31, 2011 and 2010, respectively.
Derivatives
We do not hold or issue derivative instruments for trading purposes. However, in accordance with FASB ASC 815, “Derivatives and Hedging” (“FASB ASC 815”), we review our contractual obligations to determine whether there are terms that possess the characteristics of derivative financial instruments that must be accounted for separately from the financial instrument in which they are embedded. Based upon this review, we are required to value the following features separately for accounting purposes:

>
certain features within a prior common stock warrant to purchase 514 shares of common stock at an exercise price of $0.58 because the number of shares to be received by the holder could change under certain conditions;

>	certain features within our prior third lien convertible notes because the number of shares to be received by the holder could have changed under certain conditions; and

>
the make-whole premium provisions within our prior senior secured first lien credit facility and our prior senior secured second lien credit facility because upon prepayment under certain circumstances we may have been required to settle the debt for more than its face amount.

We recognize these features as liabilities in our consolidated balance sheet at fair value each period and recognize any change in the fair value in our statement of operations in the period of change. We estimate the fair value of these liabilities using available market information and appropriate valuation methodologies.
Income Taxes
We recognize deferred tax assets and liabilities at enacted income tax rates for the temporary differences between the financial reporting bases and the tax bases of our assets and liabilities. Any effects of changes in income tax rates or tax laws are included in the provision for income taxes in the period of enactment. Our net deferred tax assets primarily consist of net operating loss carry forwards (“NOLs”). We are required to record a valuation allowance against our net deferred tax assets if we conclude that it is more likely than not that taxable income generated in the future will be insufficient to utilize the future income tax benefit from our net deferred tax assets (namely, the NOLs) prior to expiration. We periodically review this conclusion, which requires significant management judgment. If we are able to conclude in a future period that a future income tax benefit from our net deferred tax assets has a greater than 50 percent likelihood of being realized, we are required in that period to reduce the related valuation allowance with a corresponding decrease in income tax expense. This will result in a non-cash benefit to our net income in the period of the determination. In subsequent periods, we would expect to recognize income tax expense equal to our pre-tax income multiplied by our effective income tax rate, an expense that is not currently recognized each quarter as a result of the valuation allowance. In the future, if available evidence changes our conclusion that it is more likely than not that we will utilize our net deferred tax assets prior to their expiration, we will make an adjustment to the related valuation allowance at that time. In the fourth quarter of 2011, we released $325,601 of valuation allowance (see Note 5. Income Taxes).
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
Share-Based Compensation
We account for share-based compensation in accordance with FASB ASC 718, “Compensation-Stock Compensation”. Under the fair value recognition provisions of this pronouncement, share-based compensation cost is measured at the grant date based on the fair value of the award, reduced as appropriate based on estimated forfeitures, and is recognized as expense over the applicable vesting period of the stock award using the accelerated method. The excess tax benefit associated with stock compensation deductions have not been recorded in additional paid-in capital. When evaluating whether an excess tax benefit has been realized, share based compensation deductions are not considered realized until NOLs are no longer sufficient to offset taxable income. Such excess tax benefits will be recorded when realized.
Earnings (Loss) per Share
Net income (loss) per share has been computed according to FASB ASC 260, “Earnings per Share”, which requires a dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS represents net income (loss) divided by the weighted average number of common shares outstanding during a reporting period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, including warrants, stock options and restricted stock units under our 2001 Stock Incentive Plan and 2006 Incentive Plan, and our

F-12      VONAGE ANNUAL REPORT 2011

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

prior third lien convertible notes, were exercised or converted into common stock. The dilutive effect of outstanding warrants, stock options, and restricted stock units is reflected in diluted earnings per share by application of the treasury stock method. In applying the treasury stock method for stock-based compensation arrangements, the assumed proceeds are computed as the sum of the amount the employee must pay upon exercise and the amounts of average unrecognized compensation cost attributed to future services. The dilutive effect of our prior third lien convertible notes was reflected in diluted earnings per share using the if-converted method.
 The following table sets forth the computation for basic and diluted net income (loss) per share for years ended December 31, 2011 and 2010:

	For the Years Ended December 31,
	2011	2010	2009
Numerator
Numerator for basic earnings per share-net income (loss)	$409,044	$(83,665)	$(42,598)
Numerator for diluted earnings per share - net income (loss)	$409,044	$(83,665)	$(42,598)
Denominator
Basic weighted average common shares outstanding	224,324	209,868	170,314
Dilutive effect of stock options and restricted stock units	17,420	—	—
Diluted weighted average common shares outstanding	241,744	209,868	170,314
Basic net income (loss) per share
Basic net income (loss) per share	$1.82	$(0.40)	$(0.25)
Diluted net income (loss) per share
Diluted net income (loss) per share	$1.69	$(0.40)	$(0.25)

The following shares were excluded from the calculation of diluted loss per share because of their anti-dilutive effects:

	For the Years Ended December 31,
	2011	2010	2009
Common stock warrant	63	514	514
Convertible notes	—	10,421	19,638
Restricted stock units	655	2,332	2,792
Employee stock options	21,482	35,729	28,528
	22,200	48,996	51,472
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and other comprehensive items. Other comprehensive items include foreign currency translation adjustments.
Recent Accounting Pronouncements
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
In June 2011, the FASB issued Accounting Standards Update No. 2011-05 (“ASU 2011-05”) “Comprehensive Income (Topic 220), Presentation of Comprehensive Income”. The objective of ASU 2011-05 is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The amendments in ASU 2011-05 should be applied retrospectively. It is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. We adopted ASU 2011-05 as of December 31, 2011 by presenting a separate Statements of Comprehensive Income following the Statements of Operations. The adoption of ASU 2011-05 did not have an impact on our financial statements.
Reclassifications
Certain reclassifications have been made to prior years’ financial statements in order to conform to the current year’s presentation. The reclassifications had no impact on net earnings previously reported.

F-13      VONAGE ANNUAL REPORT 2011

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

Note 2. Supplemental Balance Sheet Account Information
Prepaid expenses and other current assets

	December 31, 2011	December 31, 2010
Nontrade receivables	$6,432	$6,526
Services	5,767	5,955
Telecommunications	1,886	2,792
Insurance	795	960
Marketing	640	603
Other prepaids	1,300	395
Prepaid expenses and other current assets	$16,820	$17,231

Property and equipment, net

	December 31, 2011	December 31, 2010
Building (under capital lease)	$25,709	$25,709
Network equipment and computer hardware	137,053	131,263
Leasehold improvements	43,350	42,078
Furniture	1,102	9,721
Vehicles	258	260
	207,472	209,031
Less: accumulated depreciation and amortization	(139,494)	(129,981)
Property and equipment, net	$67,978	$79,050

Software, net

	December 31, 2011	December 31, 2010
Purchased	$77,724	$55,808
License	909	909
Internally developed	37,696	37,696
	116,329	94,413
Less: accumulated amortization	(70,668)	(58,897)
Software, net	$45,661	$35,516

The total expected future annual amortization of software is as follows:

2012	$13,856
2013	11,107
2014	8,105
2015	5,946
2016	5,698
Thereafter	949
Total	$45,661

F-14      VONAGE ANNUAL REPORT 2011

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

Debt related costs, net

	December 31, 2011	December 31, 2010
Senior secured term loan	$2,697	$5,430
Senior secured lien notes	—	12,271
	2,697	17,701
Less: accumulated amortization	(690)	(4,588)
accelerated amortization	—	(7,741)
Debt related costs, net	$2,007	$5,372

Restricted cash

	December 31, 2011	December 31, 2010
Letter of credit-lease deposits	$6,300	$7,350
Letter of credit-energy curtailment program	536	535
	6,836	7,885
Cash reserves	93	93
Restricted cash	$6,929	$7,978

Accrued expenses

	December 31, 2011	December 31, 2010
Compensation and related taxes and temporary labor	$14,773	$19,709
Marketing	10,017	18,886
Taxes and fees	17,440	15,973
Litigation	5,063	11,717
Telecommunications	9,642	10,636
Other accruals	7,776	6,295
Customer credits	2,109	2,138
Professional fees	2,289	1,864
Accrued interest	7	975
Inventory	128	957
Credit card fees	282	257
Accrued expenses	$69,526	$89,407

Note 3. Intangible Assets

 Intangible assets, net

	December 31, 2011	December 31, 2010
Patents and patent licenses	$18,164	$12,018
Trademark	560	560
	18,724	12,578
Less: accumulated amortization	(9,668)	(8,392)
Intangible assets, net	$9,056	$4,186

Represents patents and trademarks we have purchased and licensed, including in connection with the settlement of litigation. We amortize these intangibles over their weighted-average remaining lives.

F-15      VONAGE ANNUAL REPORT 2011

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

The total expected future annual amortization is as follows:

2012	$2,374
2013	2,374
2014	1,893
2015	1,299
2016	1,116
Total	$9,056

Note 4. Supplemental Income Statement Account Information

Amounts included in telephony services revenue

	For the Years Ended December 31,
	2011	2010	2009
USF fees	$70,549	$66,292	$57,835
Disconnect fee	$1,330	$9,918	$21,715
Initial activation fees	$5,455	$17,629	$26,580

Amounts included in customer equipment and shipping revenue

	For the Years Ended December 31,
	2011	2010	2009
Equipment recovery fee	$1,587	$7,401	$17,044
Shipping and handling fee	$1,563	$2,400	$4,660

Amounts included in direct cost of telephony services

	For the Years Ended December 31,
	2011	2010	2009
USF costs	$70,549	$66,292	$57,835

Amounts included in direct cost of goods sold

	For the Years Ended December 31,
	2011	2010	2009
Shipping and handling cost	$7,624	$8,390	$11,565

Amounts included in marketing

	For the Years Ended December 31,
	2011	2010	2009
Advertising costs	$130,817	$142,753	$146,448

F-16      VONAGE ANNUAL REPORT 2011

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

Depreciation and amortization expense

	For the Years Ended December 31,
	2011	2010	2009
Network equipment and computer hardware	$16,931	$20,887	$21,698
Software	12,147	22,602	19,418
Capital leases	2,199	2,199	2,199
Other leasehold improvements	3,891	3,679	3,685
Furniture	282	1,827	2,061
Vehicles	19	15	9
Display	—	—	48
Patents	1,275	1,145	1,319
	36,744	52,354	50,437
Property and equipment impairments	307	584	1,886
Software impairments	—	135	1,068
Depreciation and amortization expense	$37,051	$53,073	$53,391

Amounts included in interest expense

	For the Years Ended December 31,
	2011	2010	2009
Debt related costs amortization	$1,391	$1,402	$2,708

Amounts included in other income (expense), net

	For the Years Ended December 31,
	2011	2010	2009
Net (losses) gains resulting from foreign exchange transactions	$(328)	$(19)	$46

Note 5. Income Taxes

The components of income (loss) before income tax expense are as follows:

	For the Years Ended December 31,
	2011	2010	2009
United States	$77,821	$(86,030)	$(41,761)
Foreign	8,519	2,683	(1)
	$86,340	$(83,347)	$(41,762)

F-17      VONAGE ANNUAL REPORT 2011

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

The components of the income tax benefit (expense) are as follows:

	For the Years Ended December 31,
	2011	2010	2009
Current:
State and local taxes	$1,674	$(304)	$(836)
Foreign	24	(14)	—
Federal	1,199	—	—
	$2,897	$(318)	$(836)
Deferred:
State and local taxes	$(18,677)	$—	$—
Foreign	(9,797)	—	—
Federal	(297,127)	—	—
	$(325,601)	$—	$—
	$(322,704)	$(318)	$(836)

The following table summarizes deferred taxes resulting from differences between financial accounting basis and tax basis of assets and liabilities.

	December 31, 2011	December 31, 2010
Current assets and liabilities:
Deferred revenue	$15,663	$17,150
Accounts receivable and inventory allowances	314	489
Accrued expenses	3,569	4,583
	19,546	22,222
Valuation allowance	—	(22,222)
Deferred tax assets, net, current	$19,546	$—
Non-current assets and liabilities:
Depreciation and amortization	$1,986	$(8,332)
Accrued expenses	—	4,789
Research and development and alternative minimum tax credit	1,711	519
Stock option compensation	11,891	22,153
Capital leases	(2,455)	(1,878)
Debt original issue discount	—	(426)
Net operating loss carryforwards	310,605	376,856
	323,738	393,681
Valuation allowance	(17,683)	(393,681)
Deferred tax assets, net, non-current	$306,055	$—

We recognize deferred tax assets and liabilities at enacted income tax rates for the temporary differences between the financial reporting bases and the tax bases of our assets and liabilities. Any effects of changes in income tax rates or tax laws are included in the provision for income taxes in the period of enactment. Our net deferred tax assets primarily consist of net operating loss carry forwards (“NOLs”). We are required to record a valuation allowance against our net deferred tax assets if we conclude that it is more likely than not that taxable income generated in the future will be insufficient to utilize the future income tax benefit from our net deferred tax assets (namely, the NOLs), prior to expiration. We periodically review this conclusion, which requires significant management judgment. Until the fourth quarter of 2011, we recorded a valuation allowance fully against our net deferred tax assets. In 2011, we completed our first full year of taxable income and completed our budgetary process for periods subsequent to 2011, which anticipates continued taxable income in the future. Based upon these factors and our sustained profitable operating performance over the past three years excluding certain losses associated with our prior convertible notes and our December 2010 debt refinancing, our evaluation determined that the benefit resulting from our net deferred tax assets (namely, the NOLs), are likely to be realized prior to their expiration. Accordingly, we released the related valuation allowance against our United States federal and Canada net deferred tax assets, and a portion of the allowance against our state net deferred tax assets as certain NOLs may expire prior to utilization due to shorter utilization periods in certain states, resulting in a one-time non-cash income tax benefit of $325,601 and a corresponding net deferred tax asset of $325,601 in the fourth quarter of 2011. We still maintain a full valuation allowance against our United Kingdom net deferred tax assets as we are unable to conclude that it is more likely than not that some or all of the related United Kingdom net deferred tax assets will be realized. In subsequent periods, we would expect to recognize income tax expense equal to our pre-tax income multiplied by our effective income tax rate, an expense that has not been recognized prior to the reduction of the valuation allowance. In the future, if available evidence changes our conclusion that it is more likely than not that we will utilize our net deferred tax assets prior to their expiration, we will make an adjustment to the related valuation allowance at that time.

F-18      VONAGE ANNUAL REPORT 2011

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

The reconciliation between the United States statutory federal income tax rate and the effective rate is as follows:

	For the Years Ended December 31,
	2011	2010	2009
U.S. Federal statutory tax rate	35%	(34)%	(34)%
Permanent items	1%	2%	35%
State and local taxes, net of federal benefit	(13)%	—%	2%
International tax	(15)%	—%	—%
Valuation reserve for income taxes	(383)%	32%	(1)%
Effective tax rate	(375)%	—%	2%

As of December 31, 2011, we had NOLs for United States federal and state tax purposes of $794,714 and $423,963, respectively, expiring at various times from years ending 2012 through 2030 as follows:

	Federal	State
2012	$—	$117,420
2013	—	35,077
2014	—	31,703
2015	—	6,263
2016	—	6,417
2017	—	8,670
2018	—	11,270
2019	—	10,250
2020	—	3,410
2021	—	8,688
2022	—	17,947
2023	—	2,328
2024	36,045	263
2025	216,597	18,424
2026	189,428	33,056
2027	232,619	55,604
2028	27,015	8,827
2029	3,863	1,675
2030	89,147	41,372
2031	—	5,299
Total	$794,714	$423,963

United States federal and state NOLs of $4,992 represent excess tax benefits from the exercise of share based awards which will be recorded in additional paid-in capital when realized. In addition, we had NOLs for Canadian tax purposes of $37,564 with $21,112 expiring in 2026 and $16,452 expiring through 2027. We also had NOLs for United Kingdom tax purposes of $34,568 with no expiration date.
No provision has been made for income taxes on the undistributed earnings of our foreign subsidiaries of $29,159 at December 31, 2011 as we intend to indefinitely reinvest such earnings.
Under Section 382 of the Internal Revenue Code, if we undergo an “ownership change” (generally defined as a greater than 50% change (by value) in our equity ownership over a three-year period), our ability to use our pre-change of control NOLs and other pre-change tax attributes against our post-change income may be limited. The Section 382 limitation is applied annually so as to limit the use of our pre-change NOLs to an amount that generally equals the value of our stock immediately before the ownership change multiplied by a designated federal long-term tax-exempt rate. At December 31, 2011, there were no limitations on the use of our NOLs.
We participated in the State of New Jersey’s corporation business tax benefit certificate transfer program, which allows certain high technology and biotechnology companies to transfer unused New Jersey net operating loss carryovers to other New Jersey corporation business

F-19      VONAGE ANNUAL REPORT 2011

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

taxpayers. During 2003 and 2004, we submitted an application to the New Jersey Economic Development Authority, or EDA, to participate in the program and the application was approved. The EDA then issued a certificate certifying our eligibility to participate in the program. The program requires that a purchaser pay at least 75% of the amount of the surrendered tax benefit. In tax years 2009, 2010, and 2011, we sold approximately, $0, $2,194, and $0, respectively, of our New Jersey State net operating loss carry forwards for a recognized benefit of approximately $0 in 2009, $168 in 2010, and $0 in 2011, respectively. Collectively, all transactions represent approximately 85% of the surrendered tax benefit each year and have been recognized in the year received.

Note 6. Long-Term Debt and Revolving Credit Facility
A schedule of long-term debt at December 31, 2011 and 2010 is as follows:

	December 31, 2011	December 31, 2010
3.25-3.75% 2011 Credit Facility - due 2014	$42,500	$—
9.75% 2010 Credit Facility, net of discount	—	173,004
	$42,500	$173,004

At December 31, 2011, future payments under long-term debt obligations over each of the next five years and thereafter are as follows:

2011 Credit Facility
2012	28,333
2013	28,333
2014	14,167
Minimum future payments of principal	70,833
Current portion	28,333
Long-term portion	$42,500
 December 2010 Financing
On December 14, 2010, we entered into a credit agreement (the “2010 Credit Facility”) consisting of a $200,000 senior secured term loan. The co-borrowers under the 2010 Credit Facility were us and Vonage America Inc., our wholly owned subsidiary. Obligations under the 2010 Credit Facility were guaranteed, fully and unconditionally, by our other United States subsidiaries and were secured by substantially all of the assets of each borrower and each of the guarantors. An affiliate of the chairman of our board of directors and one of our principal stockholders was a lender under the 2010 Credit Facility.
Use of Proceeds
We used the net proceeds of the 2010 Credit Facility of $194,000 ($200,000 principal amount less original discount of $6,000), plus $102,090 of cash on hand, to (i) exercise our existing right to retire debt under our prior senior secured first lien credit facility, for 100% of the contractual make-whole price, (ii) retire debt under our prior senior secured second lien credit facility at a more than 25% discount to the contractual make-whole price, and (iii) cause the conversion of all then outstanding third lien convertible notes into 8,276 shares of our common stock We also incurred $11,444 of fees in connection with the 2010 Credit Facility and repayment of our prior 2008 financing. We agreed to make an additional cash payment to the holders of our prior senior secured second lien credit facility in an aggregate amount of $9,000 if we engaged in Qualifying Discussions (as defined in the Master Agreement) prior to June 30, 2011 that result in a merger or acquisition transaction (as defined in the Master Agreement) that is consummated prior to June 30, 2012. No such discussions occurred prior to June 30, 2011.
In accordance with FASB ASC 470 “Debt Modification and Extinguishment”, substantially all of the repayment of the Prior Financing was treated as an extinguishment of notes resulting in a loss on early extinguishment of notes of $26,531. For the portion of the repayment of the Prior Financing treated as a debt modification, we carried forward $1,072 of unamortized discount, which will be amortized to interest expense over the life of the debt using the effective interest method in addition to the $6,000 of original issue discount in connection with the 2010 Credit Facility. The accumulated amortization as of December 31, 2011 and December 31, 2010 was $7,072 and $76, respectively, including acceleration of $6,081 and $0, respectively. The amortization for 2011 was $915.
Repayments
In 2011, we made repayments of the entire $200,000 under the 2010 Credit Facility, with $20,000 designated to cover our 2011 mandatory amortization, $50,000 designated to cover our 2011 annual excess cash flow mandatory repayment, if any, and $130,000 designated to cover the outstanding principal balance under the 2010 Credit Facility at the time of the 2011 Credit Facility financing. A loss on extinguishment of $11,806, representing a $1,000 prepayment fee to holders of the 2010 Credit Facility, professional fees of $54, and acceleration of unamortized debt discount and debt related costs of $6,081 and $4,671, respectively, was recorded in 2011 as a result of the repayments.

F-20      VONAGE ANNUAL REPORT 2011

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

July 2011 Financing
On July 29, 2011, we entered into a credit agreement (the "2011 Credit Facility") consisting of an $85,000 senior secured term loan and a $35,000 revolving credit facility. The co-borrowers under the 2011 Credit Facility are us and Vonage America Inc., our wholly owned subsidiary. Obligations under the 2011 Credit Facility are guaranteed, fully and unconditionally, by our other United States subsidiaries and are secured by substantially all of the assets of each borrower and each of the guarantors.
Use of Proceeds
We used $100,000 of the net available proceeds of the 2011 Credit Facility, plus $31,000 of cash on hand, to retire all of the debt under our 2010 Credit Facility, including a $1,000 prepayment fee to holders of the 2010 Credit Facility.
Repayments
In 2011, we made mandatory repayment of $14,166 under the senior secured term loan. In addition, we repaid the $15,000 outstanding under the revolving credit facility.
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

>
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

>	100% of the net cash proceeds received in connection with other non-ordinary course transactions, including insurance proceeds not otherwise applied to the relevant insurance loss.
Subject to certain restrictions and exceptions, the 2011 Credit Facility permits us to obtain one or more incremental term loans and/or revolving credit facilities in an aggregate principal amount of up to $60,000 plus an amount equal to repayments of the senior secured term loan upon providing documentation reasonably satisfactory to the administrative agent, without the consent of the existing lenders under the 2011 Credit Facility. The 2011 Credit Facility includes customary representations and warranties and affirmative covenants of the borrowers. In addition, the 2011 Credit Facility contains customary negative covenants, including, among other things, restrictions on the ability of us and our subsidiaries to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, consummate acquisitions, make investments, and pay dividends and other distributions. We must also comply with the following financial covenants:

>	a consolidated leverage ratio of no greater than 2.00 to 1.00;

>	a consolidated fixed coverage charge ratio of no less than 1.75 to 1.00;

>	minimum cash of $25,000 including the unused portion of the revolving credit facility; and

>
maximum capital expenditures not to exceed $55,000 during any fiscal year, provided that the unused amount of any permitted capital expenditures in any fiscal year may be carried forward to the next following fiscal year, plus a portion of annual excess cash flow up to $8,000.

As of December 31, 2011, we were in compliance with all covenants, including financial covenants, for the 2011 Credit Facility.
The 2011 Credit Facility contains customary events of default that may permit acceleration of the debt. During the continuance of a payment default, interest will accrue at a default interest rate of 2% above the interest rate which would otherwise be applicable, in the case of loans, and at a rate equal to the rate applicable to base rate loans plus 2%, in the case of all other amounts.

F-21      VONAGE ANNUAL REPORT 2011

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

November 2008 Financing
On October 19, 2008, we entered into definitive agreements (collectively, the “Credit Documentation”) for a financing consisting of (i) a $130,300 senior secured first lien credit facility (the "First Lien Senior Facility"), (ii) a $72,000 senior secured second lien credit facility (the "Second Lien Senior Facility"), and (iii) the sale of $18,000 of our third lien convertible notes (the "Convertible Notes"). The funding for this transaction was completed on November 3, 2008.
For the First Lien Senior Facility, an aggregate value of $105,322, or a discount of $24,978, was recorded. This discount was amortized to interest expense over the life of the debt using the effective interest method. The accumulated amortization was $24,798 at December 31, 2010, including the acceleration of unamortized discount on notes related to the prepayment and repayment of the First Lien Senior Facility of $14,539 at December 31, 2010. The amortization for the year ended December 31, 2010 and 2009 was $ 4,006 and $4,596, respectively.
For the Second Lien Senior Facility, an aggregate value of $67,273, or a discount of $4,727, was recorded. This discount was amortized to interest expense over the life of the debt using the effective interest method. The accumulated amortization was $4,727 at December 31, 2010, including the acceleration of unamortized discount on notes related to the prepayment and repayment of the Second Lien Senior Facility of $3,360 at December 31, 2010. The amortization for the year ended December 31, 2010 and 2009 was $601 and $650, respectively.
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
First Lien Senior Facility Prepayments
Consolidated Excess Cash Flow - March 31, 2010. On April 22, 2010, we offered to prepay $24,032 of loans under the First Lien Senior Facility. While certain holders of loans under the First Lien Senior Facility waived their right to receive the prepayment as permitted under the Credit Documentation, the $24,032 offered was paid on April 27, 2010 to holders that did not waive the prepayment including certain affiliates or associates of the Company's directors. Of this amount, $23,187 was applied to the outstanding principal balance, and $845 was applied to accrued but unpaid interest. A loss on extinguishment of $4,034, representing acceleration of unamortized debt discount, debt related costs, and administrative agent fees of $3,312, $662 and $60, respectively, was recorded in the three-month period ended June 30, 2010 as a result of the prepayment.
Consolidated Excess Cash Flow - June 30, 2010. On July 16, 2010, we offered to prepay $40,776 of loans under the First Lien Senior Facility. While certain holders of loans under the First Lien Senior Facility waived their right to receive the prepayment as permitted under the Credit Documentation, $4,655 was paid on July 21, 2010 to holders that did not waive the prepayment, who were affiliates or associates of the Company's directors. Of this amount, $4,499 was applied to the outstanding principal balance and $156 was applied to accrued but unpaid interest. A loss on extinguishment of $731, representing acceleration of unamortized debt discount, debt related costs, and administrative agent fees of $605, $120 and $6, respectively, was recorded in the three-month period ended September 30, 2010 as a result of the prepayment.
Consolidated Excess Cash Flow - September 30, 2010. On November 15, 2010, we offered to prepay loans under the First Lien Senior Facility and the Second Lien Senior Facility in an aggregate amount of $11,084. The holders of the First Lien Senior Facility and Second Lien Senior Facility waived their right to prepayment.
Second Lien Senior Facility Prepayments
Consolidated Excess Cash Flow - June 30, 2010. On July 16, 2010, concurrent with the prepayment offer under the First Lien Senior Facility, we offered to prepay $40,776 of loans under the Second Lien Senior Facility less $4,655 required to prepay amounts under the First Lien Senior Facility prepayment offer. While certain holders of loans under the Second Lien Senior Facility waived their right to receive the prepayment as permitted under the Credit Documentation, $13,281 was paid on July 21, 2010 to holders that did not waive the prepayment, who were affiliates or associates of the Company's directors. Of this amount $13,128 was applied to the outstanding principal balance of which $3,668 represents payment of PIK interest, which was recorded as a component of cash flows from financing activities, and $153 was applied to accrued but unpaid interest. A loss on extinguishment of $813, representing acceleration of unamortized debt discount, debt related costs, and administrative agent fees of $472, $325 and $16, respectively, was recorded in the three-month period ended September 30, 2010 as a result of the prepayment.
Other Prepayments under First Lien Senior Facility and Second Lien Senior Facility
The First Lien Senior Facility and Second Lien Senior Facility included make-whole premiums that were bifurcated from the underlying debt instrument and valued as a separate financial instrument because the economic and risk characteristics of the make-whole premiums meet the criteria for separate accounting as set forth in FASB ASC 815. The First Lien Senior Facility and Second Lien Senior Facility make-whole premiums were paid on December 14, 2010 and a nominal fair value as of December 31, 2009.
Third Lien Convertible Notes
Subject to conversion, repayment or repurchase of the Convertible Notes, the Convertible Notes were to mature in October 2015. Subject to customary anti-dilution adjustments (including triggers upon the issuance of common stock below the market price of the common stock or the conversion price of the Convertible Notes), the Convertible Notes were convertible into shares of our common stock at a rate equal to 3,448.2759 shares for each $1,000 principal amount of Convertible Notes, or approximately $0.29 per share. During the three months ended, December 31, 2010 we received additional Notices of Conversion from the remaining note holders indicating their desire to convert their Convertible Notes. In the aggregate in 2010 and 2009, $18,000 principal amount of Convertible Notes were converted into 62,069 shares of our common stock. As of December 31, 2010, there were $0 principal amount of Convertible Notes outstanding.
Amounts under the Convertible Notes accrued and compounded quarterly. The amount of accrued and compounded interest as of December 31, 2010 and 2009 was $0 and $1,478, respectively. In connection with note conversions during the year ended December 31, 2010,

F-22      VONAGE ANNUAL REPORT 2011

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

$2,258 was paid for accrued interest.
In accordance with guidance codified in FASB ASC 815, which was effective January 1, 2009, we determined that the Convertible Notes contained an embedded derivative that required separate valuation from the Convertible Notes because an anti-dilution adjustment would have been triggered upon the issuance of common stock by us below the conversion price of the Convertible Notes. As explained below, we recognized this embedded derivative as a liability in our consolidated balance sheet at its fair value each period and recognized any change in the fair value in our statement of operations in the period of change. The fair value of the embedded derivative was determined using the Monte Carlo simulation model. The key inputs in the model were maturity date, risk-free interest rate, current share price and historical volatility of our common stock.
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
Conversion of Convertible Notes in 2010. At the time of conversions of the remaining $5,695 principal amount of Convertible Notes (including $2,400 principal amount of Convertible Notes, which were held by certain affiliates or associates of the Company's directors), which converted into 19,638 shares of our common stock, we determined that the aggregate fair value of the conversion feature of those Convertible Notes was $32,358, which was an increase in value of $7,308 from the fair value of the conversion feature as of December 31, 2009. This change in fair value was recorded as income within other income (expense), net for the year ended December 31, 2010. The aggregate fair value of the common stock issued by us in the conversion was $35,404 at the time of conversion, which was recorded as common stock and additional paid-in capital. In addition, in connection with the extinguishment of the converted Convertible Notes, we recorded a loss on extinguishment of $786 for the year ended December 31, 2010, which represented the difference in the carrying value of those Convertible Notes including and the fair value of the conversion feature, which was reduced by the discount of $515 and debt related costs of $683 for the year ended December 31, 2010, associated with those Convertible Notes, and the fair value of the common stock issued at the time of conversion and the payment made to note holders of $2,237 to induce conversion.

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

>
Level 2: Observable prices that are based on inputs not quoted on active markets but corroborated by market data. Our common stock warrant with a value of $0 as of December 31, 2011 as the common stock warrant was exercised during the first quarter of 2011, and $897 as of December 31, 2010 were included as a Level 2 liability.

>
Level 3: Unobservable inputs when there is little or no market data available, thereby requiring an entity to develop its own assumptions. The fair value hierarchy gives the lowest priority to Level 3 inputs. Level 3 liabilities were $0 as of December 31, 2011 and 2010, as all prior third lien convertible notes were converted as of December 31, 2010.

F-23      VONAGE ANNUAL REPORT 2011

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

	Level 1	Level 2	Level 3	Total
Liabilities:
Stock warrant - 2011	$—	$—	$—	$—
Stock warrant - 2010	—	897	—	897
Stock warrant - 2009	—	553	—	553
Embedded conversion option - 2010	—	—	—	—
Embedded conversion option - 2009	—	—	25,050	25,050

All prior third lien convertible notes were converted as of December 31, 2010. The following table sets forth a summary of change in the fair value of our embedded conversion option for the year ended December 31, 2010 and December 31, 2009;

	For the Years Ended December 31,	For the Years Ended December 31,
Liabilities:	2010	2009
Beginning balance	$25,050	$32,720
Increase in value for notes converted	7,308	34,682
Fair value adjustment for notes converted	(32,358)	(57,050)
Total unrealized loss in earning	—	14,698
Ending balance	$—	$25,050

The following table sets forth a summary of change in the fair value of our make-whole premiums for as of December 31, 2010 and December 31, 2009;

	For the Years Ended December 31,	For the Years Ended December 31,
Liabilities:	2010	2009
Beginning balance	$—	$—
Increase in value	91,686	—
Fair value adjustment for make-whole premium paid	(91,686)	—
Total unrealized loss in earning	—	—
Ending balance	$—	$—

We estimated the fair value of the make-whole premiums as the difference between the estimated value of our prior senior secured first lien credit facility and our prior senior secured second lien credit facility with and without the make-whole premiums. Since there was no current observable market for valuing the make-whole premiums, we determined the value using a scenario analysis that incorporated the settlement alternatives available to the debt holders in connection with the make-whole premiums. The scenario analysis valuation model combined expected cash outflows with market-based assumptions and estimated of the probability of each scenario occurring. The fair value of our prior senior secured first lien credit facility and our prior senior secured second lien credit facility without the make-whole premiums was estimated using a present value model. The present value model combined expected cash outflows with market-based assumptions regarding available interest rates, credit spread relative to our credit rating, and liquidity. Our analysis was premised on the assumption that the holder would act in a manner that maximizes the potential return, or “payoff,” at any given point in time. Included in this premise was the assumption that the holder would compare the potential return associated with each available alternative, including, as specified in the terms of the contract, holding the debt instrument. As a component of this, we incorporated a market participant consideration as to our capacity to fulfill the contractual obligations associated with each alternative, including our ability to fulfill any cash settlement obligation associated with payment of the make-whole premiums, as well as the our ability to refinance our prior senior secured first lien credit facility and our prior senior secured second lien credit facility.
Through June 30, 2010, we estimated the fair value of the make-whole premiums to have nominal fair value. During the third quarter of 2010, due to our improved financial condition and favorable credit market conditions, we entered into formal negotiations with the administrative agent, who was also the primary lender, regarding repurchasing our prior senior secured first lien credit facility and our prior senior secured second lien credit facility. In addition, unlike a consolidated excess cash flow offer in April 2010 (as provided in the documentation for our 2008 credit facility) that was fully accepted and allowed us to prepay, without premium, specified amounts, holders did not fully accept our consolidated excess cash flow offer in July 2010, indicating our ability to continue to repay debt at par was no longer likely. We also determined that we could obtain financing at acceptable terms, which along with our existing cash on hand, would be sufficient to repurchase our prior senior secured first lien credit facility and our prior senior secured second lien credit facility including any amounts due pursuant to the make-whole premiums. Based upon these factors and our valuation analysis, our prior senior secured first lien credit facility and our prior senior secured second lien credit facility make-whole premiums were estimated to have a fair value of $60,000 as of September 30, 2010 and had a nominal fair value as of December 31, 2009. This value was increased in the fourth quarter of 2010 to $91,686 to reflect the actual value that was ultimately paid in December 2010.
Although management believed its valuation methods were appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could have resulted in a different fair value measurement

F-24      VONAGE ANNUAL REPORT 2011

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

at the reporting date.

Fair Value of Other Financial Instruments
The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, approximate fair value because of their short maturities. The carrying amounts of our capital leases approximate fair value of these obligations based upon management’s best estimates of interest rates that would be available for similar debt obligations at December 31, 2011 and 2010. We believe the fair value of our debt at December 31, 2011 was approximately the same as its carrying amount as market conditions, including available interest rates, credit spread relative to our credit rating, and illiquidity, remain relatively unchanged from the issuance date of our debt on July 29, 2011 for a similar debt instrument.

Note 8. Common Stock
Common Stock Warrant
On April 17, 2002, Vonage’s principal stockholder and Chairman received a warrant to purchase 514 shares of Common Stock at an exercise price of $0.70 per share that would have expired on June 20, 2012. As a result of the issuance of our prior Convertible Notes, the exercise price was reduced to $0.58. At the time the warrant was exercised during the first quarter of 2011, we determined that the aggregate fair value of the warrant was $1,847, which was an increase in value of $950 from the fair value of the warrant as of December 31, 2010. This change in fair value was recorded as expense within other income (expense), net in 2011. The aggregate fair value of the warrant was reclassified to additional paid-in capital at the time of exercise. In addition, we received proceeds of $298 in connection with the exercise of the warrant.

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

The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model. The assumptions used to value options are as follows:

	2011	2010	2009
Risk-free interest rate	0.56-1.52%	0.99-2.89%	1.50-3.12%
Expected stock price volatility	94.94-98.74%	100.05-106.55%	87.70-109.31%
Dividend yield	0.00%	0.00%	0.00%
Expected life (in years)	3.75-6.25	3.75-6.25	3.75-6.25

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
 Our stock incentive plans as of December 31, 2011 are summarized as follows (in thousands):

	Shares Authorized	Shares Available for Grant	Stock Options Outstanding	Restricted Stock and Restricted Stock Units
2001 Incentive Plan	—		4,026	—
2006 Incentive Plan	66,400	18,564	33,256	2,275
Total as of December 31, 2011	66,400	18,564	37,282	2,275

2001 Stock Incentive Plan
In February 2001, we adopted the 2001 Stock Incentive Plan, which is an amendment and restatement of the 2000 Stock Incentive Plan

F-25      VONAGE ANNUAL REPORT 2011

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

Based upon a June 2010 amendment to the plan, the maximum number of shares of our common stock that are authorized for issuance under our 2006 Incentive Plan is 66,400 shares. Shares issued under the plan may be authorized and unissued shares or may be issued shares that we have reacquired. Shares covered by awards that are forfeited, cancelled or otherwise expire without having been exercised or settled, or that are settled by cash or other non-share consideration, will become available for issuance pursuant to a new award. Shares that are tendered or withheld to pay the exercise price of an award or to satisfy tax withholding obligations will not be available for issuance pursuant to new awards. At December 31, 2011, 18,564 shares were available for future grant under the 2006 Stock Incentive Plan.

F-26      VONAGE ANNUAL REPORT 2011

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

The following table summarizes the activity for all awards under both of our stock incentive plans:

	Stock Options Outstanding		Restricted Stock and Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Grant Date Fair Market Value Per Share
	(in thousands)		(in thousands)
Balance at December 31, 2008	29,227	$4.00	3,105	$2.67
Stock options granted	5,631	0.83
Stock options exercised	(33)	1.76
Stock options canceled	(6,291)	7.46
Restricted stocks and restricted stock units granted			1,188	0.51
Restricted stocks and restricted stock units exercised			(971)	2.59
Restricted stocks and restricted stock units canceled			(536)	2.25
Balance at December 31, 2009	28,534	2.68	2,786	1.86
Stock options granted	11,205	1.47
Stock options exercised	(1,040)	1.57
Stock options canceled	(2,970)	3.53
Restricted stocks and restricted stock units granted			1,199	1.52
Restricted stocks and restricted stock units exercised			(1,150)	2.38
Restricted stocks and restricted stock units canceled			(503)	1.55
Balance at December 31, 2010	35,729	2.26	2,332	1.50
Stock options granted	6,217	4.44
Stock options exercised	(2,894)	1.47
Stock options canceled	(1,770)	5.85
Restricted stocks and restricted stock units granted			1,198	4.38
Restricted stocks and restricted stock units exercised			(995)	1.83
Restricted stocks and restricted stock units canceled			(260)	2.27
Balance at December 31, 2011-stock options	37,282	$2.51
Balance at December 31, 2011-Restricted stock and restricted stock units			2,275	$2.79
Exercisable at December 31, 2011	19,160	$2.67
Unvested shares at December 31, 2010	20,451	$1.44
Unvested shares at December 31, 2011	18,122	$2.35

The weighted average exercise price of options granted was $4.44, $1.47, and $0.83 for the years ended December 31, 2011, 2010, and 2009, respectively. The weighted average grant date fair market value of restricted stock and restricted stock units granted was $4.38, $1.52, and $0.51 during the year ended December 31, 2011, 2010, and 2009, respectively.

The aggregate intrinsic value of exercised stock options for the years ended December 31, 2011, 2010, and 2009 was $8,450, $851, and $5, respectively. The aggregate intrinsic value of exercised restricted stock and restricted stock units for the years ended December 31, 2011, 2010, and 2009 was $3,954, $2,142, and $880, respectively.

The weighted average grant date fair market value of stock options granted was $1.65, $1.35, and $1.44 for the years ended December 31, 2011, 2010, and 2009.

Total share-based compensation expense recognized for the years ended December 31, 2011, 2010, and 2009 was $14,279, $8,255, and $8,473, respectively, which were recorded to selling, general and administrative expense in the consolidated statement of operations. As of December 31, 2011, total unamortized share-based compensation was $16,594, which is expected to be amortized over the remaining vesting period of each grant, up to the next 48 months. Compensation costs for all share-based awards are recognized using the ratable single-option approach on an accrual basis and are amortized using an accelerated amortization schedule. Our current policy is to issue new shares to settle the exercise of stock options and prospectively, the vesting of restricted stock units.

F-27      VONAGE ANNUAL REPORT 2011

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

Information regarding the options outstanding as of December 31, 2011 is summarized below:

	Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Stock Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Stock Options Vested and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)	(in years)		(in thousands)	(in thousands)	(in years)		(in thousands)
$0.33 to $1.43	21,458		1.29		10,482		1.31
$1.44 to $1.99	5,122		1.85		4,197		1.84
$2.00 to $4.00	2,143		2.61		1,006		2.43
$4.01 to $7.34	6,927		4.62		1,843		4.54
$7.35 to $35.00	1,632		11.55		1,632		11.55
	37,282	6.2	2.51	$28,083	19,160	4.8	2.67	$14,699

The aggregate intrinsic value of restricted stock units outstanding was $5,575 as of December 31, 2011.

Retirement Plan
In March 2001, we established a 401(k) Retirement Plan (the “Retirement Plan”) available to employees who meet the plan’s eligibility requirements. Participants may elect to contribute a percentage of their compensation to the Retirement Plan up to a statutory limit. We may make a contribution to the Retirement Plan in the form of a matching contribution. The employer matching contribution is 50% of each employee’s contributions not to exceed $6 in 2009, 2010, and 2011. Our expense related to the Retirement Plan was $2,114, $1,615, and $620 in 2011, 2010, and 2009, respectively.

Note 10. Commitments and Contingencies
Capital Leases
Assets financed under capital lease agreements are included in property and equipment in the consolidated balance sheet and related depreciation and amortization expense is included in the consolidated statements of operations.
On March 24, 2005, we entered into a lease for our headquarters in Holmdel, New Jersey. We took possession of a portion of the office space at the inception of the lease, another portion on August 1, 2005 and took over the remainder of the office space in early 2006. The overall lease term is twelve years and five months. In connection with the lease, we issued a letter of credit which requires $7,350 of cash as collateral, which is classified as restricted cash. The gross amount of the building recorded under capital leases totaled $25,709 as of December 31, 2011 and accumulated depreciation was approximately $13,250 as of December 31, 2011.
Operating Leases
We have entered into various non-cancelable operating lease agreements for certain of our existing office and telecommunications co-location space in the United States and for international subsidiaries with original lease periods expiring between 2011 and 2015. We are committed to pay a portion of the buildings’ operating expenses as determined under the agreements.
At December 31, 2011, future payments under capital leases and minimum payments under non-cancelable operating leases are as follows over each of the next five years and thereafter:

F-28      VONAGE ANNUAL REPORT 2011

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

	December 31, 2011
	Capital Leases	Operating Leases
2012	$4,200	$4,363
2013	4,284	1,418
2014	4,369	288
2015	4,457	165
2016	4,545	—
Thereafter	3,071	—
Total minimum payments required	24,926	$6,234
Less amounts representing interest	(7,261)
Minimum future payments of principal	17,665
Current portion	2,104
Long-term portion	$15,561

Rent expense was $4,642 for 2011, $4,552 for 2010, and $5,449 for 2009.
Stand-by Letters of Credit
We have stand-by letters of credit totaling $6,836 and $7,885, as of December 31, 2011 and 2010, respectively.
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
Vendor Commitments

We have several commitments primarily commitments to vendors who will license to us billing and ordering software and provide related services, provide telemarketing services, provide voicemail to text transcription services, provide local inbound services, process our credit card billings, provide E-911 services to our customers, assist us with local number portability, license patents to us, sell us communication devices, lease us collocation facilities, and provide carrier operation services. In certain cases, we may terminate these arrangements early upon payment of specified fees. These commitments total $57,803. Of this total amount, we expect to purchase $25,876 in 2012, $25,987 in 2013 through 2014 and $5,940 in 2015. These amounts do not represent our entire anticipated purchases in the future, but represent only those items for which we are contractually committed. We also purchase products and services as needed with no firm commitment. For this reason, the amounts presented do not provide a reliable indicator of our expected future cash outflows or changes in our expected cash position.
Litigation
IP Matters
Alcatel-Lucent. On November 4, 2008, we received a letter from Alcatel-Lucent initiating an opportunity for us to obtain a non-exclusive license to certain of its patents that may be relevant to our business. After analyzing the applicability of the patents to our business and negotiations with Alcatel-Lucent, on November 29, 2011, Vonage and Alcatel-Lucent executed a bi-lateral licensing agreement.
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
Bear Creek Technologies, Inc. On February 22, 2011, Bear Creek Technologies, Inc. (“Bear Creek”) filed a lawsuit against Vonage Holdings Corp., Vonage America, Inc., and Vonage Marketing LLC in the United States District Court for the Eastern District of Virginia (Norfolk Division) alleging that Vonage's products and services are covered by United States Patent No. 7,899,722, entitled “System for Interconnecting Standard Telephony Communications Equipment to Internet Protocol Networks” (the “722 Patent”). The suit also named numerous other defendants, including Verizon Communications, Inc., Comcast Corporation, Time-Warner Cable, Inc., AT&T, Inc., and T-Mobile USA Inc. On April 26, 2011, Bear Creek amended its complaint adding several defendants, dropping Vonage Communications (a non-existent entity) from the suit, and adding allegations of induced infringement and willful infringement. On May 9, 2011, Vonage filed a Motion to Sever Plaintiff's Claims against the Vonage entities and transfer them to New Jersey. On May 27, 2011, Vonage filed a Motion to Dismiss Bear Creek's claims of induced and willful infringement. Subsequently, other defendants filed similar motions to dismiss and sever and transfer. A hearing on the motions was held on August 12, 2011. On August 17, 2011, the Court dismissed Bear Creek's case against the Vonage entities, as well as all the other defendants, except for one defendant. Later, on August 17, 2011, Bear Creek re-filed its complaint concerning the '722 Patent in the United States District Court for the District of Delaware against the same Vonage entities. In its Delaware complaint, Bear Creek alleges that Vonage is infringing one or more claims of the '722 Patent.  In addition, Bear Creek alleges that Vonage is contributing to and inducing infringement of one or more claims of the '722 Patent. On September 28, 2011, Vonage filed a motion to dismiss Bear Creek's claims for induced, contributory, and willful inducement. The motion is now fully briefed, but has not

F-29      VONAGE ANNUAL REPORT 2011

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

been ruled upon. On January 25, 2012, Bear Creek filed a motion with the United States Judicial Panel on Multidistrict Litigation seeking to transfer and consolidate its litigation against Vonage with thirteen separate actions Bear Creek filed in the U.S. District Courts for Delaware and the Eastern District of Virginia. By its motion, Bear Creek seeks to have all fourteen actions consolidated and transferred to the U.S. District Court for the District of Delaware. Vonage filed its response to Bear Creek's motion on February 15, 2012. Oral argument on Bear Creek's motion is scheduled for March 29, 2012.
GZTM Technology Ventures Ltd. On September 8, 2011, GZTM Technology Ventures Ltd. (“GZTM”) filed a lawsuit against Vonage Holdings Corp., Vonage America Inc. and Vonage Marketing LLC in the United States District Court for the District of Delaware alleging that Vonage's products and services are covered by United States Patent No. 5,455,859, entitled “Telephone Handset Interface for Device Having Audio Input”. The suit also named numerous other defendants, including Comcast Corporation, Cox Communications, Inc. and Time Warner Cable. On October 25, 2011, Vonage filed a Motion to Sever GTZM's claims against Vonage entities from GTZM's claims against the other defendants. The motion is now fully briefed, but has not been ruled upon.  GTZM filed a First Amended Complaint on November 2, 2011. Vonage filed its answer to GTZM's First Amended Complaint on December 6, 2011. On January 20, 2012, the parties submitted a proposed scheduling order for the Court's consideration.  The Court has not yet acted on the parties' proposed scheduling order. A scheduling conference with the Court is scheduled for February 28, 2012.
From time to time, in addition to those identified above, we are subject to legal proceedings, claims, investigations, and proceedings in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment, and other matters. From time to time we receive letters or other communications from third parties initiating an opportunity for us to obtain patent licenses that might be relevant to our business or alleging that our services infringe upon third party patents or other intellectual property. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss or range of loss can be reasonably estimated. These provisions, if any, are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. We believe that we have valid defenses with respect to the legal matters pending against us and are vigorously defending these matters. Given the uncertainty surrounding litigation and our inability to assess the likelihood of a favorable or unfavorable outcome in the above noted matters, it is possible that the resolution of one or more of these matters could have a material adverse effect on our consolidated financial position, cash flows or results of operations.
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
Federal - CALEA
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
Federal - Local Number Portability
On May 13, 2009, the FCC adopted an order that reduced to one business day the amount of time that an interconnected VoIP provider such as us have to port a telephone number to another provider. If we, or third parties we rely upon for porting, have difficulty executing the new one-day porting requirement, we could be subject to FCC enforcement action.
Federal - Net Neutrality
Clear and enforceable net neutrality rules would make it more difficult for broadband Internet service providers to block or discriminate against Vonage service. Also explicitly applying net neutrality rules to wireless broadband Internet service could create greater opportunities for VoIP applications that run on wireless broadband Internet service. In October 2009, the FCC proposed the adoption of enforceable net neutrality rules for both wired and wireless broadband Internet service providers. The proposed rules would prohibit wired and wireless broadband Internet service providers from blocking or hindering lawful content, applications, or services and from unreasonably discriminating when transmitting lawful network traffic. In addition, broadband Internet service providers would have to publicly disclose certain information about their network management practices. In December 2010, the FCC adopted enforceable net neutrality rules based on its October 2009 proposal. All of the proposed rules in the October 2009 proposal applied to wired broadband Internet providers. The FCC applied some but not all of the proposed rules to wireless broadband service. Wireless broadband Internet services providers are prohibited from blocking or hindering voice or video applications that compete with the broadband Internet service provider's voice or video services. Wireless providers are also subject to transparency requirements, but they are not subject to the prohibition on unreasonable discrimination that applies to wired broadband Internet services providers. Final rules were filed in the Federal Register in September 2011. Shortly thereafter, a number of parties filed appeals of the rules in various federal circuit courts; some alleging that the FCC lacks authority to apply net neutrality rules to broadband service providers and some alleging that the rules did not go far enough. The D.C. Circuit Court of Appeals was selected by lottery to decide the appeals. The appeals are pending.

F-30      VONAGE ANNUAL REPORT 2011

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

Federal - Intercarrier Compensation
On February 9, 2011, the FCC released a Notice of Proposed Rulemaking on reforming universal service and the intercarrier compensation (“ICC”) system that governs payments between telecommunications carriers primarily for terminating traffic. In particular, the FCC indicated that it has never determined the ICC obligations for VoIP service and sought comment on a number of proposals for how VoIP should be treated in the ICC system. The FCC's adoption of an ICC proposal will impact Vonage's costs for telecommunications services. On October 27, 2011, the FCC adopted an order reforming universal service and ICC. The FCC order provides that VoIP originated calls will be subject to interstate access charges for long distance calls and reciprocal compensation for local calls that terminate to the public switched telephone network (“PSTN”). It also subjected PSTN originated traffic directed to VoIP subscribers to similar ICC obligations. The termination charges for all traffic, including VoIP originated traffic, will transition over several years to a bill and keep arrangement (i.e., no termination charges). Numerous parties filed appeals of the FCC order in multiple federal circuit courts of appeal. The 10th Circuit Court of Appeals was selected by lottery to decide the appeals. The appeals are pending.
State Telecommunications Regulation
In general, the focus of interconnected VoIP telecommunications regulation is at the federal level. On November 12, 2004, the FCC issued a declaratory ruling providing that our service is subject to federal regulation and preempted the Minnesota Public Utilities Commission from imposing certain of its regulations on us. The FCC's decision was based on its conclusion that our service is interstate in nature and cannot be separated into interstate and intrastate components. On March 21, 2007, the United States Court of Appeals for the 8th Circuit affirmed the FCC's declaratory ruling preempting state regulation of our service. The 8th Circuit found that it is impossible for us to separate our interstate traffic from our intrastate traffic because of the nomadic nature of the service. As a result, the 8th Circuit held that it was reasonable for the FCC to preempt state regulation of our service. The 8th Circuit was clear, however, that the preemptive effect of the FCC's declaratory ruling may be reexamined if technological advances allow for the separation of interstate and intrastate components of the nomadic VoIP service. Therefore, the preemption of state authority over our service under this ruling generally hinges on the inability to separate the interstate and intrastate components of the service.
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
State and Municipal Taxes
In accordance with generally accepted accounting principles, we make a provision for a liability for taxes when it is both probable that a liability has been incurred and the amount of the liability or range of liability can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. For a period of time, we did not collect or remit state or municipal taxes (such as sales, excise, utility, use, and ad valorem taxes), fees or surcharges (“Taxes”) on the charges to our customers for our services, except that we historically complied with the New Jersey sales tax. We have received inquiries or demands from a number of state and municipal taxing and 911 agencies seeking payment of Taxes that are applied to or collected from customers of providers of traditional public switched telephone network services. Although we have consistently maintained that these Taxes do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations, a number of states have changed their statutes to expressly include VoIP and we are now collecting and remitting sales taxes in those states. In addition, many states address how VoIP providers should contribute to support public safety agencies, and in those states we remit fees to the appropriate state agencies. We could also be contacted by state or municipal taxing and 911 agencies regarding Taxes that do explicitly apply to VoIP and these agencies could seek retroactive payment of Taxes. As such, we have a reserve of $2,231 as of December 31, 2011 as our best estimate of the potential tax exposure for any retroactive assessment. We believe the maximum estimated exposure for retroactive assessments is approximately $5,000 as of December 31, 2011.
Employment Agreements
Our Chief Executive Officer and Chief Financial Officer are subject to employment contracts with minimum salary commitments that, subject to annual review, aggregate $1,435 per annum. Our Chief Executive Officer and Chief Financial Officer are also eligible for annual performance bonuses with targets based upon their then annual salary. The term of the employment contract with our Chief Executive Officer expires in 2012 but is subject to one-year renewals unless prior notice of 90 days is provided by either party. The employment contract with our Chief Financial Officer may be terminated by either party upon 30 days’ notice. In the event of the termination of our Chief Executive Officer’s employment, depending upon the circumstances, he will be entitled to severance payments up to an amount equal to a prorated annual bonus for the year of termination, two year’s base salary, and amounts to cover specified health care coverage premiums and outplacement services. In the event of the termination of our Chief Financial Officer’s employment, depending upon the circumstances, he will be entitled to severance payments up to an amount equal to a prorated annual bonus for the year of termination and one year’s base salary.

Note 11. Geographic Information
Our chief operating decision-makers review financial information presented on a consolidated basis, accompanied by disaggregated

F-31      VONAGE ANNUAL REPORT 2011

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

information about revenues and marketing expenses by geographic region for purposes of allocating resources and evaluating financial performance. Accordingly, we consider ourselves to be in a single reporting segment and operating unit structure.
Information about our operations by geographic location is as follows:

	For the Years Ended December 31,
	2011	2010	2009
Revenue:
United States	$825,928	$842,758	$846,981
Canada	32,135	30,748	31,829
United Kingdom	12,260	11,536	10,270
	$870,323	$885,042	$889,080
	December 31, 2011	December 31, 2010
Long-lived assets:
United States	$121,036	$118,367
Canada	3	24
United Kingdom	1,246	11
Israel	410	350
	$122,695	$118,752

Note 12. Quarterly Financial Information (Unaudited)
The following table sets forth the reviewed consolidated quarterly financial information for 2011 and 2010:

	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,	Total
Year Ended 2011
Revenue	$219,841	$218,285	$216,507	$215,690	$870,323
Net income	21,113	21,748	16,037	350,146	409,044
Net income per common share:
Basic	0.10	0.10	0.07	1.55
Diluted	0.09	0.09	0.07	1.48
Year Ended 2010
Revenue	$227,951	$225,341	$214,126	$217,624	$885,042
Net income (loss)	13,968	(562)	(55,382)	(41,689)	(83,665)
Net income (loss) per common share:
Basic	0.07	—	(0.26)	(0.19)
Diluted	0.06	—	(0.26)	(0.19)

(1)	In the third quarter of 2010, we recorded a charge of $62,030 for the change in fair value of embedded features within notes payable.

(2)	In the fourth quarter of 2010, we recorded a charge of $29,782 for the change in fair value of embedded features within notes payable and a charge of $26,531 for loss on extinguishment of notes.

(3)	In the fourth quarter of 2011, we released $325,601 of the valuation allowance previously recorded against our net deferred tax assets resulting in a one-time non-cash benefit.

F-32      VONAGE ANNUAL REPORT 2011