Form 10-Q
period 2012-03-31
VONAGE HOLDINGS CORP
filed 2012-05-03
CIK 1272830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From __________  to __________
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2012
Common Stock, par value $0.001	226,363,907	shares

VONAGE HOLDINGS CORP.

Financial Information Presentation
For the financial information discussed in this Quarterly Report on Form 10-Q, other than per share and per line amounts, dollar amounts are presented in thousands, except where noted.

Part I – Financial Information

Item 1.	Financial Statements
VONAGE HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31, 2012	December 31, 2011
Assets	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$55,243	$58,863
Accounts receivable, net of allowance of $388 and $591, respectively	16,684	17,862
Inventory, net of allowance of $221 and $269, respectively	7,431	6,715
Deferred customer acquisition costs, current	4,656	4,964
Deferred tax assets, current	19,546	19,546
Prepaid expenses and other current assets	19,830	16,820
Total current assets	123,390	124,770
Property and equipment, net	64,556	67,978
Software, net	50,120	45,661
Deferred customer acquisition costs, non-current	619	721
Debt related costs, net	1,645	2,007
Restricted cash	5,933	6,929
Intangible assets, net	8,462	9,056
Deferred tax assets, non-current	302,039	306,055
Other assets	3,350	3,038
Total assets	$560,114	$566,215
Liabilities and Stockholders’ Equity
Liabilities
Current liabilities:
Accounts payable	$53,632	$66,214
Accrued expenses	67,476	69,526
Deferred revenue, current portion	37,377	38,778
Current maturities of capital lease obligations	2,192	2,104
Current portion of notes payables	28,333	28,333
Total current liabilities	189,010	204,955
Notes payable, net of current portion	35,417	42,500
Deferred revenue, net of current portion	1,069	1,203
Capital lease obligations, net of current maturities	14,978	15,561
Other liabilities, net of current portion in accrued expenses	2,454	2,429
Total liabilities	242,928	266,648
Commitments and Contingencies
Stockholders’ Equity
Common stock, par value $0.001 per share; 596,950 shares authorized at March 31, 2012 and December 31, 2011; 228,217 and 227,858 shares issued at March 31, 2012 and December 31, 2011, respectively; 225,939 and 225,586 shares outstanding at March 31, 2012 and December 31,2011, respectively	228	228
Additional paid-in capital	1,077,605	1,074,488
Accumulated deficit	(748,936)	(762,857)
Treasury stock, at cost, 2,278 shares at March 31, 2012 and 2,272 shares at December 31, 2011	(14,544)	(14,529)
Accumulated other comprehensive income	2,833	2,237
Total stockholders’ equity	317,186	299,567
Total liabilities and stockholders’ equity	$560,114	$566,215

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2012	2011

Revenues	$215,903	$219,841

Operating Expenses:
Direct cost of telephony services (excluding depreciation and amortization of $3,930, and $4,124, respectively)	61,623	60,189
Direct cost of goods sold	9,846	11,055
Selling, general and administrative	61,835	58,243
Marketing	53,422	49,404
Depreciation and amortization	8,644	11,066
	195,370	189,957
Income from operations	20,533	29,884
Other Income (Expense):
Interest income	20	42
Interest expense	(1,751)	(6,602)
Change in fair value of stock warrant	—	(950)
Loss on extinguishment of notes	—	(593)
Other income (expense), net	42	(2)
	(1,689)	(8,105)
Income before income tax expense	18,844	21,779
Income tax expense	(4,923)	(666)
Net income	$13,921	$21,113
Net income per common share:
Basic	$0.06	$0.10
Diluted	$0.06	$0.09
Weighted-average common shares outstanding:
Basic	225,732	222,162
Diluted	236,036	240,340

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$13,921	$21,113
Other comprehensive income:
Foreign currency translation adjustment	596	732
Total other comprehensive income	596	732
Comprehensive income	$14,517	$21,845

VONAGE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$13,921	$21,113
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization and impairment charges	8,050	10,780
Amortization of intangibles	594	286
Deferred tax expense	4,262	—
Change in fair value of stock warrant	—	950
Loss on extinguishment of notes	—	593
Amortization of discount on notes	—	460
Allowance for doubtful accounts	(202)	(251)
Allowance for obsolete inventory	68	79
Amortization of debt related costs	362	350
Share-based expense	2,623	2,475
Changes in operating assets and liabilities:
Accounts receivable	1,397	(448)
Inventory	(759)	383
Prepaid expenses and other current assets	(3,005)	(184)
Deferred customer acquisition costs	421	1,527
Other assets	(312)	537
Accounts payable	(12,591)	(2,920)
Accrued expenses	(2,140)	(14,555)
Deferred revenue	(1,595)	(1,899)
Other liabilities	25	(1,819)
Net cash provided by operating activities	11,119	17,457
Cash flows from investing activities:
Capital expenditures	(2,033)	(1,298)
Acquisition and development of software assets	(7,000)	(3,593)
Decrease in restricted cash	999	1,047
Net cash used in investing activities	(8,034)	(3,844)
Cash flows from financing activities:
Principal payments on capital lease obligations	(495)	(419)
Principal payments on notes	(7,083)	(15,000)
Proceeds from exercise of stock options and stock warrant	494	1,712
Net cash used in financing activities	(7,084)	(13,707)
Effect of exchange rate changes on cash	379	815
Net change in cash and cash equivalents	(3,620)	721
Cash and cash equivalents, beginning of period	58,863	78,934
Cash and cash equivalents, end of period	$55,243	$79,655
Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$1,357	$5,955
Income taxes	$841	$123

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2011	$228	$1,074,488	$(762,857)	$(14,529)	$2,237	$299,567
Stock option exercises		494				494
Share-based expense		2,623				2,623
Share-based award activity				(15)		(15)
Foreign currency translation adjustment					596	596
Net income			13,921			13,921
Balance at March 31, 2012	$228	$1,077,605	$(748,936)	$(14,544)	$2,833	$317,186

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 1.    Basis of Presentation and Significant Accounting Policies
Nature of Operations
Vonage Holdings Corp. (“Vonage”, “Company”, “we”, “our”, “us”) is incorporated as a Delaware corporation. We are a leading provider of low-cost communications services connecting people through broadband devices worldwide. Customers in the United States represented 94% of our subscriber lines for our broadband telephone replacement services at March 31, 2012, with the balance primarily in Canada and the United Kingdom.
Unaudited Interim Financial Information
The accompanying unaudited interim consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations, cash flows, and statement of stockholders’ equity for the periods presented. The results for the three month periods ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.
These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on February 16, 2012.
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

•	assumptions used in determining the need for, and amount of, a valuation allowance on net deferred tax assets.
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

Telephony Services Revenue
Substantially all of our revenues are telephony services revenues, which are derived primarily from monthly subscription fees that customers are charged under our service plans. We also derive telephony services revenues from per minute fees for international calls if not covered under a plan, including applications for mobile devices and other stand-alone products, and for any calling minutes in excess of a customer’s monthly plan limits. Monthly subscription fees are automatically charged to customers’ credit cards, debit cards or electronic check payments ("ECP"), in advance and are recognized over the following month when services are provided. Revenues generated from international calls and from customers exceeding allocated call minutes under limited minute plans are recognized as services are provided, that is, as minutes are used, and are billed to a customer’s credit cards, debit cards or ECP in arrears. As a result of our multiple billing cycles each month, we estimate the amount of revenues earned from international calls and from customers exceeding allocated call minutes under limited minute plans but not billed from the end of each billing cycle to the end of each reporting period and record these amounts as accounts receivable. These estimates are based primarily upon historical minutes and have been consistent with our actual results.
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

Customer Equipment and Shipping Revenue
Customer equipment and shipping revenues consist of revenues from sales of customer equipment to wholesalers or directly to customers for replacement devices, or for upgrading their device at the time of customer sign-up for which we charge an additional fee. In addition, customer equipment and shipping revenues include the fees that customers are charged for shipping their customer equipment to them. Customer equipment and shipping revenues include sales to our retailers, who subsequently resell this customer equipment to customers. Revenues are reduced for payments to retailers and rebates to customers, who purchased their customer equipment through these retailers, to the extent of customer equipment and shipping revenues.
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
Derivatives
We do not hold or issue derivative instruments for trading purposes. However, in accordance with FASB ASC 815, “Derivatives and Hedging” (“FASB ASC 815”), we review our contractual obligations to determine whether there are terms that possess the characteristics of derivative financial instruments that must be accounted for separately from the financial instrument in which they are embedded. We would recognize these features, if any, as liabilities in our consolidated balance sheet at fair value each period and would recognize any change in the fair value in our statement of operations in the period of change. We would estimate the fair value of these liabilities using available market information and appropriate valuation methodologies.
Income Taxes
We recognize deferred tax assets and liabilities at enacted income tax rates for the temporary differences between the financial reporting bases and the tax bases of our assets and liabilities. Any effects of changes in income tax rates or tax laws are included in the provision for income taxes in the period of enactment. Our net deferred tax assets primarily consist of net operating loss carry forwards (“NOLs”). We are required to record a valuation allowance against our net deferred tax assets to the extent we conclude that it is more likely than not that taxable income generated in the future will be insufficient to utilize the future income tax benefit from our net deferred tax assets (namely, the NOLs) prior to expiration. In the fourth quarter of 2011, we concluded that it was more likely than not that taxable income in the future would be sufficient to utilize a significant portion of the future income tax benefit from our net deferred tax assets (namely, the NOLs) prior to expiration and we released $325,601 of the valuation allowance. We periodically review this conclusion, which requires significant management judgment. In the future, if available evidence changes our conclusions, we will make an adjustment to the related valuation allowance and income tax expense at that time. The March 31, 2012 effective rate is less than the federal statutory rate due, in part, to our Canadian operations and certain discrete period items, which primarily consisted of adjustments related to stock compensation, including a non-cash deferred tax adjustment totaling $4,077 for certain stock compensation previously considered nondeductible under Section 162(m) of the Internal Revenue Code.  The 2012 estimated annual effective tax rate is expected to approximate 33%, but may fluctuate each quarter due to the timing of other discrete period transactions.
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

Fair Value of Other Financial Instruments
The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, approximate fair value because of their short maturities. The carrying amounts of our capital leases approximate fair value of these obligations based upon management’s best estimates of interest rates that would be available for similar debt obligations at March 31, 2012 and December 31, 2011. We believe the fair value of our debt at March 31, 2012 was approximately the same as its carrying amount as market conditions, including available interest rates, credit spread relative to our credit rating, and illiquidity, remain relatively unchanged from the issuance date of our debt on July 29, 2011 for a similar debt instrument.
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
Earnings per Share
Net income per share has been computed according to FASB ASC 260, “Earnings per Share”, which requires a dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS represents net income divided by the weighted average number of common shares outstanding during a reporting period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, including warrants, stock options and restricted stock units under our 2001 Stock Incentive Plan and 2006 Incentive Plan, and our prior third lien convertible notes, were exercised or converted into common stock. The dilutive effect of outstanding warrants, stock options, and restricted stock units is reflected in diluted earnings per share by application of the treasury stock method. In applying the treasury stock method for stock-based compensation arrangements, the assumed proceeds are computed as the sum of the amount the employee must pay upon exercise and the amounts of average

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

unrecognized compensation cost attributed to future services. The dilutive effect of our third lien convertible notes was reflected in diluted earnings per share using the if-converted method.
The following table sets forth the computation for basic and diluted net income per share for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Numerator
Numerator for basic earnings per share-net income	$13,921	$21,113
Numerator for diluted earnings per share	$13,921	$21,113
Denominator
Basic weighted average common shares outstanding	225,732	222,162
Dilutive effect of stock options and restricted stock units	10,304	18,178
Diluted weighted average common shares outstanding	236,036	240,340
Basic net income per share
Basic net income per share	$0.06	$0.10
Diluted net income per share
Diluted net income per share	$0.06	$0.09

For the three months ended March 31, 2012 and 2011, the following were excluded from the calculation of diluted earnings per common share because of their anti-dilutive effects:

	Three Months Ended March 31,
	2012	2011
Common stock warrant	—	256
Restricted stock units	1,210	87
Stock options	25,045	17,589
	26,255	17,932

Comprehensive Income
Comprehensive income consists of net income and other comprehensive items. Other comprehensive items include foreign currency translation adjustments.
Reclassifications
Certain reclassifications have been made to prior years’ financial statements in order to conform to the current year’s presentation. The reclassifications had no impact on net earnings previously reported.

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 2.    Supplemental Balance Sheet Account Information
Prepaid expenses and other current assets

	March 31, 2012	December 31, 2011
Nontrade receivables	$7,023	$6,432
Services	7,504	5,767
Telecommunications	2,063	1,886
Insurance	307	795
Marketing	1,582	640
Other prepaids	1,351	1,300
Prepaid expenses and other current assets	$19,830	$16,820

Property and equipment, net

	March 31, 2012	December 31, 2011
Building (under capital lease)	$25,709	$25,709
Network equipment and computer hardware	115,239	137,053
Leasehold improvements	43,444	43,350
Furniture	1,084	1,102
Vehicles	93	258
	185,569	207,472
Less: accumulated depreciation and amortization	(121,013)	(139,494)
Property and equipment, net	$64,556	$67,978

Software, net

	March 31, 2012	December 31, 2011
Purchased	$81,860	$77,724
Licensed	909	909
Internally developed	37,696	37,696
	120,465	116,329
Less: accumulated amortization	(70,345)	(70,668)
Software, net	$50,120	$45,661

Debt related costs, net

	March 31, 2012	December 31, 2011
Senior secured term loan	$2,697	$2,697
Less: accumulated amortization	(1,052)	(690)
Debt related costs, net	$1,645	$2,007

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Restricted cash

	March 31, 2012	December 31, 2011
Letter of credit-lease deposits	$5,300	$6,300
Letter of credit-energy curtailment program	536	536
	5,836	6,836
Cash reserves	97	93
Restricted cash	$5,933	$6,929

Intangible assets, net

	March 31, 2012	December 31, 2011
Patents and patent licenses	$18,164	$18,164
Trademark	560	560
	18,724	18,724
Less: accumulated amortization	(10,262)	(9,668)
Intangible assets, net	$8,462	$9,056

Accrued expenses

	March 31, 2012	December 31, 2011
Compensation and related taxes and temporary labor	$11,693	$14,773
Marketing	11,960	10,017
Taxes and fees	16,956	17,440
Litigation	3,381	5,063
Telecommunications	9,212	9,642
Other accruals	9,187	7,776
Customer credits	2,315	2,109
Professional fees	2,466	2,289
Accrued interest	13	7
Inventory	38	128
Credit card fees	255	282
Accrued expenses	$67,476	$69,526

Note 3.    Supplemental Income Statement Account Information
Amounts included in revenues

	Three Months Ended March 31,
	2012	2011
USF fees	$20,624	$17,860
Disconnect fees	$108	$792
Initial activation fees	$738	$1,985
Customer equipment fees	$211	$133
Equipment recovery fees	$37	$984
Shipping and handling fees	$249	$494

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Amount included in direct cost of telephony services

	Three Months Ended March 31,
	2012	2011
USF costs	$20,624	$17,860

Amount included in direct cost of goods sold

	Three Months Ended March 31,
	2012	2011
Shipping and handling cost	$1,874	$2,061

Amount included in selling, general and administrative expense

	Three Months Ended March 31,
	2012	2011
Advertising costs	$1,424	$—

Amount included in marketing

	Three Months Ended March 31,
	2012	2011
Advertising costs	$34,675	$31,524

Depreciation and amortization expense

	Three Months Ended March 31,
	2012	2011
Network equipment and computer hardware	$3,900	$4,491
Software	2,533	4,557
Capital leases	550	550
Other leasehold improvements	1,006	1,009
Furniture	43	103
Vehicles	4	5
Patents	594	286
	8,630	11,001
Property and equipment impairments	5	65
Software impairments	9	—
Depreciation and amortization expense	$8,644	$11,066

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Amount included in interest expense

	Three Months Ended March 31,
	2012	2011
Debt related costs amortization	$362	$350

Amount included in other income (expense), net

	Three Months Ended March 31,
	2012	2011
Net (losses) gains resulting from foreign exchange transactions	$40	$(3)
Note 4.    Long-Term Debt and Revolving Credit Facility
A schedule of long-term debt at March 31, 2012 and December 31, 2011 is as follows:

	March 31, 2012	December 31, 2011
3.25-3.75% Credit Facility - due 2014	$35,417	$42,500

At March 31, 2012, future payments under long-term debt obligations over each of the next five years and thereafter were as follows:

Credit Facility
2012	$21,250
2013	28,333
2014	14,167
Minimum future payments of principal	63,750
Less: current portion	28,333
Long-term portion	$35,417
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
In accordance with FASB ASC 470 “Debt Modification and Extinguishment”, substantially all of the repayment of the prior financing was treated as an extinguishment of notes resulting in a loss on early extinguishment of notes of $26,531. For the

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

portion of the repayment of the prior financing treated as a debt modification, we carried forward $1,072 of unamortized discount, which was to be amortized to interest expense over the life of the debt using the effective interest method in addition to the $6,000 of original issue discount in connection with the 2010 Credit Facility. The amortization for the three-month period ended March 31, 2011 was $460.
Repayments
In 2011, we made repayments of the entire $200,000 under the 2010 Credit Facility of which $10,000 was prepaid on March 30, 2011 resulting in a loss on extinguishment of $593, representing acceleration of unamortized debt discount and debt related costs of $335 and $258, respectively, which was recorded in the three-month period ended March 31, 2011.
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
Use of Proceeds
We used $100,000 of the net available proceeds of the 2011 Credit Facility, plus $31,000 of cash on hand, to retire all of the debt under our 2010 Credit Facility, including a $1,000 prepayment fee to holders of the 2010 Credit Facility. We also incurred $2,697 of fees in connection with the 2011 Credit Facility, which is amortized to interest expense over the life of the debt using the effective interest method. The amortization for the three months ended March 31, 2012 was $362.
Repayments
On March 29, 2012, we made a mandatory repayment of $7,083 under the senior secured term loan.
2011 Credit Facility Terms
The following description summarizes the material terms of the 2011 Credit Facility:
The loans under the 2011 Credit Facility mature in July 2014. Principal amounts under the 2011 Credit Facility are repayable in quarterly installments of $7,083 for the senior secured term loan. The unused portion of our revolving credit facility incurs a 0.50% commitment fee.
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

As of March 31, 2012, we were in compliance with all covenants, including financial covenants, for the 2011 Credit Facility.
The 2011 Credit Facility contains customary events of default that may permit acceleration of the debt. During the continuance of a payment default, interest will accrue at a default interest rate of 2% above the interest rate which would otherwise be applicable, in the case of loans, and at a rate equal to the rate applicable to base rate loans plus 2%, in the case of all other amounts.
Note 5.    Common Stock
Common Stock Warrant
On April 17, 2002, Vonage’s principal stockholder and Chairman received a warrant to purchase 514 shares of Common Stock at an exercise price of $0.70 per share that would have expired on June 20, 2012. As a result of the issuance of our prior Convertible Notes, the exercise price was reduced to $0.58. At the time the warrant was exercised during the first quarter of 2011, we determined that the aggregate fair value of the warrant was $1,847, which was an increase in value of $950 from the fair value of the warrant as of December 31, 2010. This change in fair value was recorded as expense within other income (expense), net for the three months ended March 31, 2011. The aggregate fair value of the warrant was reclassified to additional paid-in capital at the time of exercise. In addition, we received proceeds of $298 in connection with the exercise of the warrant.
Note 6.    Commitments and Contingencies
Litigation
IP Matters
Hitachi. On January 27, 2011, we met with Hitachi, Ltd. to discuss an opportunity for us to obtain a non-exclusive license to certain Hitachi patents that Hitachi believes may be relevant to our business. After review, we do not believe these patents are applicable to our business or otherwise enforceable against Vonage, and have conveyed this position to Hitachi. The parties continue to engage in discussions regarding these patents. Moreover, at the parties' most recent meeting on April 12, 2012, Hitachi identified additional Hitachi patents Hitachi believes may be relevant to our business. We are currently analyzing the applicability of these additional patents to our business. If we determine that these patents are applicable to our business and valid, we may incur an expense in licensing them. If we determine that these patents are inapplicable to our business, invalid or unenforceable, we may incur expense and damages if there is litigation.
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

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

7,899,722, entitled “System for Interconnecting Standard Telephony Communications Equipment to Internet Protocol Networks” (the “722 Patent”). The suit also named numerous other defendants, including Verizon Communications, Inc., Comcast Corporation, Time-Warner Cable, Inc., AT&T, Inc., and T-Mobile USA Inc. On April 26, 2011, Bear Creek amended its complaint adding several defendants, dropping Vonage Communications (a non-existent entity) from the suit, and adding allegations of induced infringement and willful infringement. On May 9, 2011, Vonage filed a Motion to Sever Plaintiff's Claims against the Vonage entities and transfer them to New Jersey. On May 27, 2011, Vonage filed a Motion to Dismiss Bear Creek's claims of induced and willful infringement. Subsequently, other defendants filed similar motions to dismiss and sever and transfer. A hearing on the motions was held on August 12, 2011. On August 17, 2011, the Court dismissed Bear Creek's case against the Vonage entities, as well as all the other defendants, except for one defendant. Later, on August 17, 2011, Bear Creek re-filed its complaint concerning the '722 Patent in the United States District Court for the District of Delaware against the same Vonage entities. In its Delaware complaint, Bear Creek alleges that Vonage is infringing one or more claims of the '722 Patent.  In addition, Bear Creek alleges that Vonage is contributing to and inducing infringement of one or more claims of the '722 Patent. On September 28, 2011, Vonage filed a motion to dismiss Bear Creek's claims for induced, contributory, and willful inducement. The motion is now fully briefed, but has not been ruled upon. On January 25, 2012, Bear Creek filed a motion with the United States Judicial Panel on Multidistrict Litigation seeking to transfer and consolidate its litigation against Vonage with thirteen separate actions Bear Creek filed in the U.S. District Courts for Delaware and the Eastern District of Virginia. On April 26, 2012, the United States Patent and Trademark Office granted the request of a third-party to reexamine the asserted '722 patent and issued an initial Office Action rejecting all of the '722 patent claims. On May 2, 2012, the Multidistrict Litigation Panel granted Bear Creek's motion and ordered the coordination or consolidation for pretrial proceedings of all fourteen actions in the U.S. District Court for the District of Delaware.
GTZM Technology Ventures Ltd. On September 8, 2011, GTZM Technology Ventures Ltd. (“GTZM”) filed a lawsuit against Vonage Holdings Corp., Vonage America Inc. and Vonage Marketing LLC in the United States District Court for the District of Delaware alleging that Vonage's products and services are covered by United States Patent No. 5,455,859, entitled “Telephone Handset Interface for Device Having Audio Input”. The suit also named numerous other defendants, including Comcast Corporation, Cox Communications, Inc. and Time Warner Cable. On October 25, 2011, Vonage filed a Motion to Sever GTZM's claims against Vonage entities from GTZM's claims against the other defendants. The motion is now fully briefed, and oral argument is scheduled for May 3, 2012.  GTZM filed a First Amended Complaint on November 2, 2011. Vonage filed its answer to GTZM's First Amended Complaint on December 6, 2011. On March 2, 2012, the Court issued a scheduling order.
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
Stand-by Letters of Credit
We had stand-by letters of credit totaling $5,836 and $6,836, as of March 31, 2012 and December 31, 2011, respectively.
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
Vendor Commitments
We have committed to purchase local inbound services from a vendor. We have committed to pay this vendor $4,050 in 2012, $5,400 in 2013, and $1,350 in 2014, respectively.
State and Municipal Taxes
In accordance with generally accepted accounting principles, we make a provision for a liability for taxes when it is both probable that a liability has been incurred and the amount of the liability or range of liability can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. For a period of time, we did not collect or remit state or municipal taxes (such as sales, excise, utility, use, and ad valorem taxes), fees or surcharges (“Taxes”) on the charges to our customers for our services, except that we historically complied with the New Jersey sales tax. We have received inquiries or demands from a number of state and municipal taxing and 911 agencies seeking payment of Taxes that are applied to or collected from customers of providers of traditional public switched telephone network services. Although we have consistently maintained that these Taxes do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations, a number of states have changed their statutes to expressly include VoIP and we are now collecting and remitting sales taxes in those states. In addition, many states address how VoIP providers should contribute to support public safety agencies, and in those states we remit fees to the appropriate state agencies. We could also be contacted by state or municipal taxing and 911 agencies regarding Taxes that do explicitly apply to VoIP and these agencies could seek retroactive payment of Taxes. As such, we have a reserve of $1,653 as of March 31, 2012 as our best estimate of the potential tax exposure for any retroactive assessment. We believe the maximum estimated exposure for retroactive assessments is approximately $4,100 as of March 31, 2012.

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
We had approximately 2.4 million subscriber lines for broadband telephone replacement services as of March 31, 2012. We bill customers in the United States, Canada, and the United Kingdom. Customers in the United States represented 94% of our subscriber lines at March 31, 2012.

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
Competitive landscape. We face intense competition from traditional telephone companies, wireless companies, cable companies, and alternative voice communication providers. Most traditional wireline and wireless telephone service providers and cable companies are substantially larger and better capitalized than we are and have the advantage of a large existing customer base. In addition, because our competitors provide other services, they often choose to offer VoIP services or other voice services as part of a bundle that includes other products, such as video, high speed Internet access, and wireless telephone service, which we do not offer. In addition, such competitors may in the future require new customers or existing customers making changes to their service to purchase voice services when purchasing high speed Internet access. Further, as wireless providers offer more minutes at lower prices, better coverage, and companion landline alternative services, their services have become more attractive to households as a replacement for wireline service. We also compete against alternative voice communication providers, such as magicJack, Skype, and Google Voice. Some of these service providers have chosen to sacrifice telephony revenue in order to gain market share and have offered their services at low prices or for free. As we continue to introduce applications that integrate different forms of voice and messaging services over multiple devices, we are facing competition from emerging competitors focused on similar integration, as well as from alternative voice communication providers. In addition, our competitors have partnered and may in the future partner with other competitors to offer products and services, leveraging their collective competitive positions. We also are subject to the risk of future disruptive technologies. In connection with our increasing emphasis on the international long distance market, we face competition from low-cost international calling cards and VoIP providers in addition to traditional telephone companies, cable companies, and wireless companies.
Regulation. Our business has developed in a relatively lightly regulated environment. The United States and other countries, however, are examining how VoIP services should be regulated. The November 2010 order by the FCC in response to a request by Kansas and Nebraska that permits states to impose state universal service fund obligations on VoIP service, discussed in Note 6 to our financial statements, is an example of efforts by regulators to determine how VoIP service fits into the telecommunications regulatory landscape. In addition to regulatory matters that directly address VoIP, a number of other regulatory initiatives could impact our business. One such regulatory initiative is net neutrality. In December 2010, the FCC adopted a revised set of net neutrality rules for broadband Internet service providers. These rules make it more difficult for broadband Internet service providers to block or discriminate against Vonage service. Several broadband Internet service providers have filed appeals of the FCC's new rules at the D.C. Circuit Court of Appeals alleging that the FCC lacks authority to apply its rules to broadband Internet service providers. In addition, on February 9, 2011, the FCC released a Notice of Proposed Rulemaking on reforming universal service and the intercarrier compensation (“ICC”) system that governs payments between telecommunications carriers primarily for terminating traffic. The FCC's adoption of an ICC proposal will impact Vonage's costs for telecommunications services. On October 27, 2011, the FCC adopted an order reforming universal service and ICC. The FCC order provides that VoIP originated calls will be subject to interstate access charges for long distance calls and reciprocal compensation for local calls that terminate to the public switched telephone network (“PSTN”). The termination charges for all traffic, including VoIP originated traffic, will transition over several years to a bill and keep arrangement (i.e., no termination charges). We believe that the order would positively impact our costs over time.

The table below includes key operating data that our management uses to measure the growth and operating performance of our business:

	Three Months Ended March 31,
	2012	2011
Gross subscriber line additions	165,454	175,388
Change in net subscriber lines	(18,739)	3,345
Subscriber lines (at period end)	2,356,148	2,408,228
Average monthly customer churn	2.8%	2.5%
Average monthly operating revenues per line	$30.42	$30.45
Average monthly direct cost of telephony services per line	$8.68	$8.34
Marketing costs per gross subscriber line addition	$322.88	$281.68
Employees (excluding temporary help) (at period end)	1,004	1,126
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
Subscriber lines. Our subscriber lines include, as of a particular date, all paid subscriber lines from which a customer can make an outbound telephone call on that date. Our subscriber lines include fax lines and soft phones but do not include our virtual phone numbers or toll free numbers, which only allow inbound telephone calls to customers. Subscriber lines decreased from 2,408,228 as of March 31, 2011 to 2,356,148 as of March 31, 2012. In the first quarter of 2012, we added 165,454 subscriber lines. We believe that the decrease in our subscriber lines from the prior year was primarily due to increasing wireless substitution and other competition, particularly from cable companies.
Average monthly customer churn. Average monthly customer churn for a particular period is calculated by dividing the number of customers that terminated during that period by the simple average number of customers during the period, and dividing the result by the number of months in the period. The simple average number of customers during the period is the number of customers on the first day of the period, plus the number of customers on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first 30 days after activation. Our average monthly customer churn increased to 2.8% for the three months ended March 31, 2012 compared to 2.5% for the three months ended March 31, 2011. We believe the increase in churn was primarily due to higher early life churn as a result of no longer requiring a service agreement and higher churn rates of some ethnic calling segments that we targeted. We monitor churn on a daily basis and use it as an indicator of the level of customer satisfaction. Other companies may calculate churn differently, and their churn data may not be directly comparable to ours. Customers who have been with us for a year or more tend to have a lower churn rate than customers who have not. Our churn will fluctuate over time due to economic conditions, competitive pressures including wireless substitution, marketplace perception of our services, and our ability to provide high quality customer care and network quality and add future innovative products and services.
Average monthly revenues per line. Average monthly revenues per line for a particular period is calculated by dividing our revenues for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. The simple average number of subscriber lines for the period is the number of subscriber lines on the first day of the period, plus the number of subscriber lines on the last day of the period, divided by two. Our average monthly revenues per line was essentially flat at $30.42 for the three months ended March 31, 2012 compared to $30.45 for the three months ended March 31, 2011.
Average monthly direct cost of telephony services per line. Average monthly direct cost of telephony services per line for a particular period is calculated by dividing our direct cost of telephony services for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. We use the average monthly direct cost of telephony services per line to evaluate how effective we are at managing our costs of providing service. Our average monthly direct cost of telephony services per line increased to $8.68 for the three months ended March 31, 2012 compared to $8.34 for the three months ended March 31, 2011, due primarily to the increase in international calling by our growing base of Vonage World customers and the increase in regulatory fees, offset by the decrease in domestic termination costs due to lower customer base, more favorable rates negotiated with our service providers, the decrease in our network costs, and the decrease in E-911 costs. Direct cost of telephony services both overall and on a per line basis is expected to increase in 2012. The drivers of this increase are increased international calling by our growing base of Vonage World customers partially offset by next generation call routing and peering relationships we are implementing.
Marketing cost per gross subscriber line addition. Marketing cost per gross subscriber line addition is calculated by dividing our marketing expense for a particular period by the number of gross subscriber line additions during the period. Marketing expense does not include the cost of certain customer acquisition activities, such as rebates and promotions, which are accounted for as an offset to revenues, or customer equipment subsidies, which are accounted for as direct cost of goods sold. As a result, it does not represent the full cost to us of obtaining a new customer. Our marketing cost per gross subscriber line addition was $322.88 for the three months ended March 31, 2012 and $281.68 for the three months ended March 31, 2011. The increase resulted from incremental marketing investment in television and retail to reach targeted ethnic segments.
Employees. Employees represent the number of personnel that are on our payroll and exclude temporary or outsourced labor.
Revenues
Revenues consists of telephony services revenue and customer equipment and shipping revenue. Substantially all of our revenues are telephony services revenue. In the United States, we offer domestic and international rate plans to meet the needs of our customers including a variety of residential plans, mobile plans, and small office and home office calling plans. The “Vonage World” plan, now available in the United States and Canada, offers unlimited calling across the United States and Puerto Rico, unlimited international calling to over 60 countries including India, Mexico, and Canada, subject to certain restrictions, and free voicemail to text messages with Vonage Visual Voicemail. Each of our unlimited plans other than Vonage World offers unlimited domestic calling as well as unlimited calling to Puerto Rico, Canada, and selected European countries, subject to certain restrictions. Each of our basic plans offers a limited number of domestic calling minutes per month. We offer similar plans in Canada and the United Kingdom. Under our basic plans, we charge on a per minute basis when the number of domestic calling minutes included in the plan is exceeded for a particular month. International calls (except for calls to Puerto Rico, Canada and certain European countries under our unlimited plans and a variety of countries under international calling plans and Vonage World) are charged on a per minute basis. These per minute fees are not included in our monthly subscription fees.
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
Direct cost of telephony services. Direct cost of telephony services primarily consists of fees that we pay to third parties on an ongoing basis in order to provide our services. These fees include:

•
Access charges that we pay to other telephone companies to terminate domestic and international calls on the public switched telephone network. These costs represented approximately 48% of our total direct cost of telephony services for the three months ended March 31, 2012 and 2011, respectively, with a portion of these payments ultimately being made to incumbent telephone companies. When a Vonage subscriber calls another Vonage subscriber, we do not pay an access charge.

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

•	Share-based expense related to share-based awards to employees, directors, and consultants.

•	Outsourced labor related to customer care, kiosk and events sales teams, and retail support activities.

•	Product awareness advertising.

•
Transaction fees paid to credit card, debit card, and ECP companies and other third party billers such as iTunes, which may include a per transaction charge in addition to a percent of billings charge.

•	Rent and related expenses.

•	Professional fees for legal, accounting, tax, public relations, lobbying, and development activities.

•	Litigation settlements.
Marketing expense. Marketing expense includes:

•	Advertising costs, which comprise a majority of our marketing expense and include online, television, direct mail, alternative media, promotions, sponsorships, and inbound and outbound telemarketing.

•	Creative and production costs.

•	The costs to serve and track our online advertising.

•	Certain amounts we pay to retailers for activation commissions.

•	The cost associated with our customer referral program.
Depreciation and amortization expenses. Depreciation and amortization expenses include:

•	Depreciation of our network equipment, furniture and fixtures, and employee computer equipment.

•	Amortization of leasehold improvements and purchased and developed software.

•	Amortization of intangible assets (patents and trademarks).

•	Loss on disposal or impairment of property and equipment.
Other Income (Expense)
Other Income (Expense) includes:

•	Interest income on cash and cash equivalents.

•	Interest expense on notes payable, patent litigation judgments and settlements and capital leases.

•	Amortization of debt related costs.

•	Accretion of notes.

•	Realized and unrealized gains (losses) on foreign currency.

•	Gain (loss) on extinguishment of notes.

•	Change in fair value of embedded features within stock warrant.

Results of Operations
The following table sets forth, as a percentage of consolidated operating revenues, our consolidated statement of operations for the periods indicated:

	Three Months Ended March 31,
	2012	2011

Revenues	100%	100%

Operating Expenses:
Direct cost of telephony services (excluding depreciation and amortization)	28	27
Direct cost of goods sold	4	5
Selling, general and administrative	29	27
Marketing	25	22
Depreciation and amortization	4	5
	90	86
Income from operations	10	14
Other Income (Expense):
Interest income	—	—
Interest expense	(1)	(3)
Change in fair value of stock warrant	—	(1)
Loss on extinguishment of notes	—	—
Other income (expense), net	—	—
	(1)	(4)
Income before income tax expense	9	10
Income tax expense	(2)	—
Net income	7%	10%

Summary of Results for the Three Months Ended March 31, 2012 and March 31, 2011
Revenues, Direct Cost of Telephony Services and Direct Cost of Good Sold

(in thousands, except percentages)	Three Months Ended March 31,
	2012	2011	Dollar Change	Percent Change
Revenues	$215,903	$219,841	$(3,938)	(2)%
Direct cost of telephony services(1)	61,623	60,189	1,434	2%
Direct cost of good sold	9,846	11,055	(1,209)	(11)%
	144,434	148,597	(4,163)	(3)%

(1)	Excludes depreciation and amortization of $3,930 and $4,124, respectively.
Revenues. For the three months ended March 31, 2012, revenues decreased by $3,938, or 2%, compared to the three months ended March 31, 2011. This was primarily driven by a decrease in monthly subscription fees of $1,382 due to changes in plan mix, a decrease in activation fees of $1,397, and an increase in credits issued to subscribers of $368. There was a reduction in international minutes of use revenue of $169 and a decrease in additional features revenue of $478 due primarily to customers opting for our Vonage World offering, which now includes directory assistance and voice mail to text. There was also a decrease in fees that we charged for disconnecting our service of $684 due to elimination of disconnect fees for new customers in September 2010 and a decrease in overage in plan minutes of $282. In addition, there was a decrease of $1,114 in equipment and shipping revenue due to lower customer additions and elimination of equipment recovery fees for new customers. These decreases were offset by a decrease of $419 in bad debt expense due to improved customer credit quality and lower non-pay churn, an increase in our regulatory recovery and E-911 fees of $1,466, including an increase of $2,764 in USF fees, and an increase in other revenue of $50.
Direct cost of telephony services. For the three months ended March 31, 2012 compared to the three months ended March 31, 2011, the increase in direct cost of telephony services of $1,434, or 2%, was primarily driven by an increased cost of $3,967 from higher international call volume associated with Vonage World, an increase of USF and related fees imposed by government agencies of $2,764, and in other costs of $107. These increases were partially offset by a decrease in domestic termination costs of $3,402 due to improved termination rates, which are costs that we pay other phone companies for terminating phone calls, and fewer minutes of use and a decrease in our network costs of $1,833, which includes costs for co-locating in other carriers’ facilities, leasing phone numbers, routing calls on the Internet, E-911 costs, and transferring calls to and from the Internet to the public switched telephone network due to improved rates. There was also a decrease in local number portability costs of $186 due to lower rates.
Direct cost of goods sold. For the three months ended March 31, 2012 compared to the three months ended March 31, 2011, the decrease in direct cost of goods sold of $1,209, or 11%, was primarily due to a decrease in amortization costs on deferred customer equipment of $1,102, a decrease in waived activation fees for new customers of $877 due to lower customer adds, and a decrease in shipping costs of $116. These decreases were offset by an increase in customer equipment costs of $886 from our retail expansion started in the second quarter of 2011.
Selling, General and Administrative

(in thousands, except percentages)	Three Months Ended March 31,
	2012	2011	Dollar Change	Percent Change
Selling, general and administrative	$61,835	$58,243	$3,592	6%

Selling, general and administrative. For the three months ended March 31, 2012 compared to the three months ended March 31, 2011, there was an increase in selling, general, and administrative expenses of $3,592, or 6%. This increase was primarily due to higher retail kiosk costs of $1,535 due to the expansion of event teams, an increase in product awareness advertising of $1,944 related to our new mobile offering launched in February 2012, and an increase in share based cost of $148. There was also an increase in facility and other costs of $1,570 and an increase in settlement costs related to litigation of $138. These increases were offset by a decrease in salary related expense, outsourced temporary labor and severance costs of $545, a decrease in uncollected state and municipal tax expense of $108, a decrease in credit card fees of $1,063, and a decrease in professional fees of $27.

Marketing

(in thousands, except percentages)	Three Months Ended March 31,
	2012	2011	Dollar Change	Percent Change
Marketing	$53,422	$49,404	$4,018	8%

Marketing. For the three months ended March 31, 2012 compared to the three months ended March 31, 2011, the increase in marketing expense of $4,018, or 8%, resulted from increasing our marketing investment in television and retail to reach targeted ethnic segments.
Depreciation and Amortization

(in thousands, except percentages)	Three Months Ended March 31,
	2012	2011	Dollar Change	Percent Change
Depreciation and amortization	$8,644	$11,066	$(2,422)	(22)%

Depreciation and amortization. The decrease in depreciation and amortization of $2,422, or 22%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, was primarily due to lower depreciation of network equipment, computer hardware, and furniture of $714 and lower software amortization of $2,015 due to certain projects being fully amortized, offset by an increase in intangible asset amortization of $307 from additional intangible asset acquired during the fourth quarter of 2011.

Other Income (Expense)

(in thousands, except percentages)	Three Months Ended March 31,
	2012	2011	Dollar Change	Percent Change
Interest income	$20	$42	$(22)	(52)%
Interest expense	(1,751)	(6,602)	4,851	73%
Change in fair value of stock warrant	—	(950)	950	100%
Loss on extinguishment of notes	—	(593)	593	100%
Other income (expense), net	42	(2)	44
	$(1,689)	$(8,105)	$6,416

Interest income. For the three months ended March 31, 2012 compared to the three months ended March 31, 2011, the decrease in interest income was due to lower interest rates and lower average cash balances driven by the repayment of our prior credit facility entered into in December 2010 in July 2011 and mandatory repayments of the credit facility entered into in July 2011 (the “2011 Credit Facility”).
Interest expense. For the three months ended March 31, 2012 compared to the three months ended March 31, 2011, the decrease in interest expense was due to lower principal outstanding and the reduced interest rate on our 2011 Credit Facility resulting from our refinancing in July 2011.

Change in fair value of stock warrant. The change in the fair value of our stock warrant fluctuated with changes in the price of our common stock and was an expense of $950 for the three months ended March 31, 2011, as the stock warrant was exercised during the three months ended March 31, 2011. An increase in our stock price resulted in expense while a decrease in our stock price resulted in income.
Loss on extinguishment of notes. The loss on extinguishment of notes in 2011 was due to the acceleration of unamortized debt discount and debt related costs in connection with prepayments of our 2011 Credit Facility.
Other. For the three months ended March 31, 2012 compared to the three months ended March 31, 2011, net other income and expense increased by $44.
Provision for Income Taxes

(in thousands, except percentages)	Three Months Ended March 31,
	2012	2011	Dollar Change	Percent Change
Income tax expense	$(4,923)	$(666)	$(4,257)	(639)%
Effective tax rate	26.1%	3.1%
Until the fourth quarter of 2011, we recorded a valuation allowance which reduced our net deferred tax assets to zero. In the fourth quarter of 2011, based upon our sustained profitable operating performance over the past three years excluding certain losses associated with our prior convertible notes and our December 2010 debt refinancing and our positive outlook for taxable income in the future, our evaluation determined that the benefit resulting from our net deferred tax assets (namely, the net operating loss carry forwards (“NOLs”)) are likely to be usable prior to their expiration. Accordingly, we released the related valuation allowance against our United States and Canada net deferred tax assets, and a portion of the allowance against our state net deferred tax assets as certain NOLs may expire prior to utilization due to shorter utilization periods in certain states, resulting in a one-time non-cash income tax benefit of $325,601 that we recorded in our statement of operations and a corresponding net deferred tax asset of $325,601 that we recorded on our balance sheet on December 31, 2011. Beginning in the first quarter of 2012, we have recognized income tax expense, an expense that had not been recognized prior to the reduction of the valuation allowance.
The effective tax rate is calculated by dividing the income tax expense by income before income tax expense. The March 31, 2012 effective rate is less than the federal statutory rate due, in part, to our Canadian operations and certain discrete period items, which primarily consisted of adjustments related to stock compensation, including a non-cash deferred tax adjustment totaling $4,077 for certain stock compensation previously considered nondeductible under Section 162(m) of the Internal Revenue Code.  The 2012 estimated annual effective tax rate is expected to approximate 33%, but may fluctuate each quarter due to the timing of other discrete period transactions.

The 2011 provision represents the federal alternative minimum tax and state and local income taxes currently payable.
Net Income

(in thousands, except percentages)	Three Months Ended March 31,
	2012	2011	Dollar Change	Percent Change
Net income	$13,921	$21,113	$(7,192)	(34)%

Net income. Based on the explanations described above, our net income of $13,921 for the three months ended March 31, 2012 decreased by $7,192, or 34%, from net income of $21,113 for the three months ended March 31, 2011.
Liquidity and Capital Resources
Overview
The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Net cash provided by operating activities	$11,119	$17,457
Net cash used in investing activities	(8,034)	(3,844)
Net cash used in financing activities	(7,084)	(13,707)

For the three months ended March 31, 2012, we generated income from operations. We expect to continue to balance efforts to grow our customer base while consistently achieving operating profitability. To grow our customer base, we continue to make investments in marketing, application development as we seek to launch new services, network quality and expansion, and customer care. Although we believe we will achieve consistent profitability in the future, we ultimately may not be successful and we may not achieve consistent profitability. We believe that cash flow from operations and cash on hand will fund our operations for at least the next twelve months.
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
Use of Proceeds
We used $100,000 of the net available proceeds of the 2011 Credit Facility, plus $31,000 of cash on hand, to retire all of the debt under our prior credit facility entered into in December 2010 (the "2010 Credit Facility"), including a $1,000 prepayment fee to holders of the 2010 Credit Facility. We also incurred $2,697 of fees in connection with the 2011 Credit Facility, which is amortized to interest expense over the life of the debt using the effective interest method. The amortization for the three months ended March 31, 2012 was $362.
Repayments
On March 29 2012, we made mandatory repayment of $7,083 under the senior secured term loan.
2011 Credit Facility Terms
The following description summarizes the material terms of the 2011 Credit Facility:
The loans under the 2011 Credit Facility mature in July 2014. Principal amounts under the 2011 Credit Facility are repayable in quarterly installments of $7,083 for the senior secured term loan. The unused portion of our revolving credit facility incurs a 0.50% commitment fee.
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

As of March 31, 2012, we were in compliance with all covenants, including financial covenants, for the 2011 Credit Facility.
The 2011 Credit Facility contains customary events of default that may permit acceleration of the debt. During the continuance of a payment default, interest will accrue at a default interest rate of 2% above the interest rate which would otherwise be applicable, in the case of loans, and at a rate equal to the rate applicable to base rate loans plus 2%, in the case of all other amounts.
State and Local Sales Taxes
We also have contingent liabilities for state and local sales taxes. As of March 31, 2012, we had a reserve of $1,653. If our ultimate liability exceeds this amount, it could affect our liquidity unfavorably. However, we do not believe it will significantly impair our liquidity.
Capital Expenditures
For the three months ended March 31, 2012, capital expenditures were primarily for the implementation of software solutions and purchase of network equipment as we continue to expand our network. Our capital expenditures for three months ended March 31, 2012 were $9,033 , of which $7,000 was for software acquisition and development. The majority of these expenditures are comprised of investments in information technology and systems infrastructure, including an electronic data warehouse, online customer service, customer management platforms, and the new Amdocs billing and order management system. Delays in implementation of the system and the transition of customers to it, primarily caused by the discovery of defects in the Amdocs software code and stability issues with the Amdocs system environment, have resulted in incremental costs to the Company. The Company is working with Amdocs to resolve these issues, however, the implementation of the new system is now expected to continue into the first half of 2013. We continue to expect capital and software expenditures to be in the range of $40,000 to $45,000 for 2012.
Operating Activities
Cash provided by operating activities decreased to $11,119 for the three months ended March 31, 2012 compared to $17,457 for the three months ended March 31, 2011, primarily due to planned investments in our growth initiatives.
Changes in working capital requirements include changes in accounts receivable, inventory, prepaid and other assets, accounts payable, accrued and other liabilities, and deferred revenue and costs. Cash used for working capital requirements decreased by $819 during the three months ended March 31, 2012 compared to the prior year period primarily due to timing of payments.
Investing Activities
Cash used in investing activities for the three months ended March 31, 2012 of $8,034 was attributable to capital expenditures of $2,033 and development of software assets of $7,000, offset by a decrease in restricted cash of $999 due primarily to the return of part of the security deposit on our leased office property in Holmdel, New Jersey.
Cash used in investing activities for the three months ended March 31, 2011 of $3,844 was attributable to capital expenditures of $1,298, development of software assets of $3,593, and offset by a decrease in restricted cash of $1,047 due primarily to the return of partial security deposit on our leased office property in Holmdel, New Jersey.

Financing Activities
Cash used in financing activities for the nine months ended March 31, 2012 of $7,084 was primarily attributable to $7,083 in 2011 Credit Facility principal payments and $495 in capital lease payments, offset by $494 in proceeds received from the exercise of stock options.
Cash used in financing activities for the three months ended March 31, 2011 of $13,707 was primarily attributable to $15,000 in 2010 Credit Facility principal payments and $419 in capital lease payments, offset by $1,712 in proceeds received from the exercise of stock options and a common stock warrant.
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

•	assumptions used in determining the need for, and amount of, a valuation allowance on net deferred tax assets.
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
A further description of our revenues is as follows:
Substantially all of our operating revenues are telephony services revenues, which are derived primarily from monthly subscription fees that customers are charged under our service plans. We also derive telephony services revenues from per minute fees for international calls if not covered under a plan, including applications for mobile devices and other stand-alone products, and for any calling minutes in excess of a customer's monthly plan limits. Monthly subscription fees are automatically charged to customers' credit cards, debit cards or electronic check payments, or ECP, in advance and are recognized over the following month when services are provided. Revenues generated from international calls and from customers exceeding allocated call minutes under limited minute plans are recognized as services are provided, that is, as minutes are used, and are billed to a customer's credit cards, debit cards or ECP in arrears. As a result of our multiple billing cycles each month, we estimate the amount of revenues earned from international calls and from customers exceeding allocated call minutes under limited minute plans but not billed from the end of each billing cycle to the end of each reporting period and record these amounts as accounts receivable. These estimates are based primarily upon historical minutes and have been consistent with our actual results.
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
Income Taxes
We recognize deferred tax assets and liabilities at enacted income tax rates for the temporary differences between the financial reporting bases and the tax bases of our assets and liabilities. Any effects of changes in income tax rates or tax laws are included in the provision for income taxes in the period of enactment. Our net deferred tax assets primarily consist of NOLs. We are required to record a valuation allowance against our net deferred tax assets to the extent we conclude that it is more likely than not that taxable income generated in the future will be insufficient to utilize the future income tax benefit from our net deferred tax assets (namely, the NOLs) prior to expiration. In the fourth quarter of 2011, we concluded that it was more likely than not that taxable income in the future would be sufficient to utilize a significant portion of the future income tax benefit from our net deferred tax assets (namely, the NOLs) prior to expiration and we released $325,601 of the valuation allowance. We periodically review this conclusion, which requires significant management judgment. In the future, if available evidence changes our conclusions, we will make an adjustment to the related valuation allowance and income tax expense at that time.
Net Operating Loss Carry Forwards
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

If the interest rate on our variable rate debt changed by 1%, our annual debt service payment would change by approximately $600.

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
Except as disclosed below, there have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. This information should be read in conjunction with the risk factors in such Annual Report.
Our ability to provide our telephony service and manage related customer accounts is dependent upon third-party facilities, equipment, and systems, the failure of which could cause delays or interruptions of our service, damage our reputation, cause us to lose customers, limit our growth, and affect our financial condition
Our success depends on our ability to provide quality and reliable telephony service, which is in part dependent upon the proper functioning of facilities and equipment owned and operated by third parties and is, therefore, beyond our control. Unlike traditional wireline telephone service or wireless service, our service requires our customers to have an operative broadband Internet connection and an electrical power supply, which are provided by the customer's Internet service provider and electric utility company, respectively, and not by us. The quality of some broadband Internet connections may be too poor for customers to use our services properly. In addition, if there is any interruption to a customer's broadband Internet service or electrical power supply, that customer will be unable to make or receive calls, including emergency calls, using our service.
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
We also rely on third party platforms for some of our back office functions that allow us to manage customer accounts. For example, we are a party to an agreement with Amdocs, Inc. to license systems to enhance our ordering and billing capabilities. Delays in implementation of the system and the transition of customers to it, primarily caused by the discovery of defects in the Amdocs software code and stability issues with the Amdocs system environment, have resulted in incremental costs to the Company. The Company is working with Amdocs to resolve these issues, however, the implementation of the new system is now expected to continue into the first half of 2013. We may not be able to resolve the issues causing these delays in a timely manner, nor can we provide assurances that we will not experience further difficulties, delays or interruptions with the development and implementation of the new system. In the event additional delays occur, the Company would likely incur additional costs and may be unable to implement the new billing and order management system at all. If we encounter material challenges during the implementation of the new systems or the transition of customers this could adversely affect customer satisfaction. Any failure to implement this ordering and billing system in the timeframe we expect, or at all, could result in impairment of costs related to the system, may materially affect our ability to introduce new products on the schedule that we prefer, and could result in increased costs to enhance our existing ordering and billing systems or procure replacement systems or alternative means for ordering and billing our products. As a result, our growth, system of internal controls, or results of operations could be materially and adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures
None

Item 5.	Other Information
None

Item 6.	Exhibits

10.1	Non-Executive Director Compensation Program effective January 24, 2012(1)*

10.2	Second Amendment to Letter Agreement, dated March 27, 2012, between Vonage Holdings Corp. and Kurt Rogers(1)*

10.3	Letter Agreement, dated February 6, 2012, between Vonage Holdings Corp. and Graham McGonigal(1)*

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101
The following financial statements from Vonage Holdings Corp.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2012, filed with the Securities and Exchange Commission on May 3, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Stockholders’ Deficit; and (v) the Notes to Consolidated Financial Statements.

(1)	Filed herewith.

* Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VONAGE HOLDINGS CORP.

Dated:	May 3, 2012	By:	/s/ BARRY ROWAN
Barry Rowan Executive Vice President, Chief Financial Officer, Chief Administrative Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

10.1	Non-Executive Director Compensation Program effective January 24, 2012(1)*

10.2	Second Amendment to Letter Agreement, dated March 27, 2012, between Vonage Holdings Corp. and Kurt Rogers(1)*

10.3	Letter Agreement, dated February 6, 2012, between Vonage Holdings Corp. and Graham McGonigal(1)*

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101
The following financial statements from Vonage Holdings Corp.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2012, filed with the Securities and Exchange Commission on May 3, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Stockholders’ Deficit; and (v) the Notes to Consolidated Financial Statements.

(1)	Filed herewith.

* Management contract or compensatory plan or arrangement.