Form 10-Q
period 2012-06-30
VONAGE HOLDINGS CORP
filed 2012-08-01
CIK 1272830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2012
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2012
Common Stock, par value $0.001	226,601,868	shares

VONAGE HOLDINGS CORP.

Financial Information Presentation
For the financial information discussed in this Quarterly Report on Form 10-Q, other than per share and per line amounts, dollar amounts are presented in thousands, except where noted.

Part I – Financial Information

Item 1.	Financial Statements
VONAGE HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 30, 2012	December 31, 2011
Assets	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$72,382	$58,863
Accounts receivable, net of allowance of $1,507 and $591, respectively	19,320	17,862
Inventory, net of allowance of $161 and $269, respectively	9,747	6,715
Deferred customer acquisition costs, current	4,906	4,964
Deferred tax assets, current	19,546	19,546
Prepaid expenses and other current assets	20,906	16,820
Total current assets	146,807	124,770
Property and equipment, net	60,683	67,978
Software, net	17,907	45,661
Deferred customer acquisition costs, non-current	527	721
Debt related costs, net	1,318	2,007
Restricted cash	5,932	6,929
Intangible assets, net	7,868	9,056
Deferred tax assets, non-current	302,906	306,055
Other assets	3,690	3,038
Total assets	$547,638	$566,215
Liabilities and Stockholders’ Equity
Liabilities
Current liabilities:
Accounts payable	$58,107	$66,214
Accrued expenses	59,802	69,526
Deferred revenue, current portion	36,892	38,778
Current maturities of capital lease obligations	2,282	2,104
Current portion of notes payables	28,333	28,333
Total current liabilities	185,416	204,955
Notes payable, net of current portion	28,333	42,500
Deferred revenue, net of current portion	933	1,203
Capital lease obligations, net of current maturities	14,377	15,561
Other liabilities, net of current portion in accrued expenses	2,480	2,429
Total liabilities	231,539	266,648
Commitments and Contingencies
Stockholders’ Equity
Common stock, par value $0.001 per share; 596,950 shares authorized at June 30, 2012 and December 31, 2011; 229,092 and 227,858 shares issued at June 30, 2012 and December 31, 2011, respectively; 226,542 and 225,586 shares outstanding at June 30, 2012 and December 31,2011, respectively	229	228
Additional paid-in capital	1,081,173	1,074,488
Accumulated deficit	(752,276)	(762,857)
Treasury stock, at cost, 2,550 shares at June 30, 2012 and 2,272 shares at December 31, 2011	(15,119)	(14,529)
Accumulated other comprehensive income	2,092	2,237
Total stockholders’ equity	316,099	299,567
Total liabilities and stockholders’ equity	$547,638	$566,215

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenues	$211,916	$218,285	$427,819	$438,126

Operating Expenses:
Direct cost of telephony services (excluding depreciation and amortization of $3,929, $3,867, $7,859, and $7,991, respectively)	58,195	57,883	119,818	118,072
Direct cost of goods sold	9,275	9,865	19,121	20,920
Selling, general and administrative	58,396	58,481	120,231	116,724
Marketing	54,956	52,211	108,378	101,615
Depreciation and amortization	8,518	8,664	17,162	19,730
Loss from abandonment of software assets	25,262	—	25,262	—
	214,602	187,104	409,972	377,061
(Loss) income from operations	(2,686)	31,181	17,847	61,065
Other Income (Expense):
Interest income	30	37	50	79
Interest expense	(1,566)	(5,588)	(3,317)	(12,190)
Change in fair value of stock warrant	—	—	—	(950)
Loss on extinguishment of notes	—	(3,228)	—	(3,821)
Other income (expense), net	(65)	44	(23)	42
	(1,601)	(8,735)	(3,290)	(16,840)
(Loss) income before income tax benefit (expense)	(4,287)	22,446	14,557	44,225
Income tax benefit (expense)	947	(698)	(3,976)	(1,364)
Net (loss) income	$(3,340)	$21,748	$10,581	$42,861
Net (loss) income per common share:
Basic	$(0.01)	$0.10	$0.05	$0.19
Diluted	$(0.01)	$0.09	$0.05	$0.18
Weighted-average common shares outstanding:
Basic	226,429	224,233	226,081	223,203
Diluted	226,429	244,590	234,219	242,481

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net (loss) income	$(3,340)	$21,748	$10,581	$42,861
Other comprehensive (loss) income:
Foreign currency translation adjustment	(741)	125	(145)	857
Total other comprehensive (loss) income	(741)	125	(145)	857
Comprehensive (loss) income	$(4,081)	$21,873	$10,436	$43,718

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net income	$10,581	$42,861
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization and impairment charges	15,974	19,158
Amortization of intangibles	1,188	572
Loss from abandonment of software assets	25,262	—
Deferred tax expense	3,175	—
Change in fair value of stock warrant	—	950
Loss on extinguishment of notes	—	3,821
Amortization of discount on notes	—	822
Allowance for doubtful accounts	953	(23)
Allowance for obsolete inventory	92	100
Amortization of debt related costs	689	630
Share-based expense	6,128	6,329
Changes in operating assets and liabilities:
Accounts receivable	(2,413)	(2,549)
Inventory	(3,129)	897
Prepaid expenses and other current assets	(1,092)	(1,920)
Deferred customer acquisition costs	255	2,131
Other assets	(652)	565
Accounts payable	(8,102)	9,760
Accrued expenses	(6,158)	(15,464)
Deferred revenue	(2,162)	(2,339)
Other liabilities	51	(3,693)
Net cash provided by operating activities	40,640	62,608
Cash flows from investing activities:
Capital expenditures	(3,692)	(5,167)
Acquisition and development of software assets	(9,647)	(8,297)
Decrease in restricted cash	998	1,047
Net cash used in investing activities	(12,341)	(12,417)
Cash flows from financing activities:
Principal payments on capital lease obligations	(1,006)	(851)
Principal payments on notes	(14,167)	(70,000)
Proceeds from exercise of stock options and stock warrant	558	3,943
Net cash used in financing activities	(14,615)	(66,908)
Effect of exchange rate changes on cash	(165)	944
Net change in cash and cash equivalents	13,519	(15,773)
Cash and cash equivalents, beginning of period	58,863	78,934
Cash and cash equivalents, end of period	$72,382	$63,161
Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$2,530	$11,104
Income taxes	$1,863	$977

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2011	$228	$1,074,488	$(762,857)	$(14,529)	$2,237	$299,567
Stock option exercises	1	557				558
Share-based expense		6,128				6,128
Share-based award activity				(590)		(590)
Foreign currency translation adjustment					(145)	(145)
Net income			10,581			10,581
Balance at June 30, 2012	$229	$1,081,173	$(752,276)	$(15,119)	$2,092	$316,099

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 1.    Basis of Presentation and Significant Accounting Policies
Nature of Operations
Vonage Holdings Corp. (“Vonage”, “Company”, “we”, “our”, “us”) is incorporated as a Delaware corporation. We are a leading provider of low-cost communications services connecting people through cloud-connected devices worldwide. Customers in the United States represented 94% of our subscriber lines for our broadband telephone replacement services at June 30, 2012, with the balance primarily in Canada and the United Kingdom.
Unaudited Interim Financial Information
The accompanying unaudited interim consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations, cash flows, and statement of stockholders’ equity for the periods presented. The results for the three month periods ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.
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

Revenue Recognition
Revenues consist of telephony services revenues and customer equipment (which enables our telephony services) and shipping revenues. The point in time at which revenues are recognized is determined in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition, and Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition.

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

At the time a customer signs up for our telephony services, there are the following deliverables:

•	Providing equipment, if any, to the customer that enables our telephony services and

•	Providing telephony services.
The equipment is provided free of charge to our customers and in most instances there are no activation fees collected at sign-up. We record the fees collected for shipping the equipment to the customer, if any, as shipping and handling revenue at the time of shipment.

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
Software Costs
We capitalize certain costs, such as purchased software and internally developed software that we use for customer acquisition and customer care automation tools, in accordance with FASB ASC 350-40, “Internal-Use Software”. Computer software is stated at cost less accumulated amortization and the estimated useful life is two to five years.

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

As previously disclosed, we experienced delays and incremental costs during the course of the development and implementation of the new billing and ordering system and the transition of customers to the system.  We conducted discussions with Amdocs to resolve the issues associated with the billing and ordering system. Based on these discussions, and after our consideration of the progress made improving our overall IT infrastructure, the incremental time and costs to develop and implement the Amdocs system, as well as the expected reduction in capital expenditures, in June 2012 we and Amdocs determined that terminating the program was in the best interest of both parties. On July 30, 2012, we entered into a Settlement Agreement with Amdocs terminating the related license agreement. As a result, we determined that a write-off of our investment in the system of $25,262, net of settlement amounts to the Company, was required in the second quarter of 2012. This charge is recorded as loss from abandonment of software assets in the statement of operations.
Intangible Assets
Intangible assets acquired in the settlement of litigation or by direct purchase are accounted for based upon the fair value of assets received.
Patents and Patent Licenses
Patent rights acquired in the settlement of litigation or by direct purchase are accounted for based upon the fair value of assets received.
Long-Lived Assets
We evaluate impairment losses on long-lived assets used in operations when events and changes in circumstances indicate that the assets might be impaired. If our review indicates that the carrying value of an asset will not be recoverable, based on a comparison of the carrying value of the asset to the undiscounted future cash flows, the impairment will be measured by comparing the carrying value of the asset to its fair value. Fair value will be determined based on quoted market values, discounted cash flows or appraisals. Impairments of long-lived assets used in operations are recorded in the statement of operations as part of depreciation expense.
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
Income Taxes
We recognize deferred tax assets and liabilities at enacted income tax rates for the temporary differences between the financial reporting bases and the tax bases of our assets and liabilities. Any effects of changes in income tax rates or tax laws are included in the provision for income taxes in the period of enactment. Our net deferred tax assets primarily consist of net operating loss carry forwards (“NOLs”). We are required to record a valuation allowance against our net deferred tax assets to the extent we conclude that it is more likely than not that taxable income generated in the future will be insufficient to utilize the future income tax benefit from our net deferred tax assets (namely, the NOLs) prior to expiration. In the fourth quarter of 2011, we concluded that it was more likely than not that taxable income in the future would be sufficient to utilize a significant portion of the future income tax benefit from our net deferred tax assets (namely, the NOLs) prior to expiration and we released $325,601 of the valuation allowance. We periodically review this conclusion, which requires significant management judgment. In the future, if available evidence changes our conclusions, we will make an adjustment to the related valuation allowance and income tax expense at that time. The June 30, 2012 effective rate is less than the federal statutory rate due, in part, to our Canadian operations and certain discrete period items, which primarily consisted of adjustments related to stock compensation, including a non-cash deferred tax

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

adjustment totaling $4,077 for certain stock compensation previously considered nondeductible under Section 162(m) of the Internal Revenue Code. The 2012 estimated annual effective tax rate is expected to approximate 33%, but may fluctuate each quarter due to the timing of other discrete period transactions.
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

Fair Value of Other Financial Instruments
The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, approximate fair value because of their short maturities. The carrying amounts of our capital leases approximate fair value of these obligations based upon management’s best estimates of interest rates that would be available for similar debt obligations at June 30, 2012 and December 31, 2011. We believe the fair value of our debt at June 30, 2012 was approximately the same as its carrying amount as market conditions, including available interest rates, credit spread relative to our credit rating, and illiquidity, remain relatively unchanged from the issuance date of our debt on July 29, 2011 for a similar debt instrument.
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

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Earnings per Share
Net income per share has been computed according to FASB ASC 260, “Earnings per Share”, which requires a dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS represents net income divided by the weighted average number of common shares outstanding during a reporting period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, including warrants, stock options and restricted stock units under our 2001 Stock Incentive Plan and 2006 Incentive Plan, were exercised or converted into common stock. The dilutive effect of outstanding warrants, stock options, and restricted stock units is reflected in diluted earnings per share by application of the treasury stock method. In applying the treasury stock method for stock-based compensation arrangements, the assumed proceeds are computed as the sum of the amount the employee must pay upon exercise and the amounts of average unrecognized compensation cost attributed to future services.
The following table sets forth the computation for basic and diluted net (loss) income per share for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Numerator
Numerator for basic earnings per share-net (loss) income	$(3,340)	$21,748	$10,581	$42,861
Numerator for diluted earnings per share	$(3,340)	$21,748	$10,581	$42,861
Denominator
Basic weighted average common shares outstanding	226,429	224,233	226,081	223,203
Dilutive effect of stock options and restricted stock units	—	20,357	8,138	19,278
Diluted weighted average common shares outstanding	226,429	244,590	234,219	242,481
Basic net (loss) income per share
Basic net (loss) income per share	$(0.01)	$0.10	$0.05	$0.19
Diluted net (loss) income per share
Diluted net (loss) income per share	$(0.01)	$0.09	$0.05	$0.18

For the three and six months ended June 30, 2012 and 2011, the following were excluded from the calculation of diluted earnings per common share because of their anti-dilutive effects:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Common stock warrant	—	—	—	130
Restricted stock units	2,899	937	2,356	824
Stock options	39,944	18,663	32,349	19,856
	42,843	19,600	34,705	20,810

Comprehensive (Loss) Income
Comprehensive (loss) income consists of net (loss) income and other comprehensive items. Other comprehensive items include foreign currency translation adjustments.
Reclassifications
Certain reclassifications have been made to prior years’ financial statements in order to conform to the current year’s presentation. The reclassifications had no impact on net earnings previously reported.

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 2.    Supplemental Balance Sheet Account Information
Prepaid expenses and other current assets

	June 30, 2012	December 31, 2011
Nontrade receivables	$9,660	$6,432
Services	6,687	5,767
Telecommunications	1,561	1,886
Insurance	252	795
Marketing	997	640
Other prepaids	1,749	1,300
Prepaid expenses and other current assets	$20,906	$16,820

Property and equipment, net

	June 30, 2012	December 31, 2011
Building (under capital lease)	$25,709	$25,709
Network equipment and computer hardware	115,173	137,053
Leasehold improvements	43,405	43,350
Furniture	827	1,102
Vehicles	93	258
	185,207	207,472
Less: accumulated depreciation and amortization	(124,524)	(139,494)
Property and equipment, net	$60,683	$67,978

Software, net

	June 30, 2012	December 31, 2011
Purchased	$86,585	$77,724
Licensed	909	909
Internally developed	37,435	37,696
	124,929	116,329
Less: accumulated amortization	(71,475)	(70,668)
abandonment of software assets	(35,547)	—
Software, net	$17,907	$45,661

Debt related costs, net

	June 30, 2012	December 31, 2011
Senior secured term loan	$2,697	$2,697
Less: accumulated amortization	(1,379)	(690)
Debt related costs, net	$1,318	$2,007

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Restricted cash

	June 30, 2012	December 31, 2011
Letter of credit-lease deposits	$5,300	$6,300
Letter of credit-energy curtailment program	539	536
	5,839	6,836
Cash reserves	93	93
Restricted cash	$5,932	$6,929

Intangible assets, net

	June 30, 2012	December 31, 2011
Patents and patent licenses	$18,164	$18,164
Trademark	560	560
	18,724	18,724
Less: accumulated amortization	(10,856)	(9,668)
Intangible assets, net	$7,868	$9,056

Accrued expenses

	June 30, 2012	December 31, 2011
Compensation and related taxes and temporary labor	$11,195	$14,773
Marketing	14,026	10,017
Taxes and fees	16,326	17,440
Litigation	1,370	5,063
Telecommunications	8,599	9,642
Other accruals	2,583	7,776
Customer credits	2,063	2,109
Professional fees	2,617	2,289
Accrued interest	56	7
Inventory	656	128
Credit card fees	311	282
Accrued expenses	$59,802	$69,526

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 3.    Supplemental Income Statement Account Information
Amounts included in revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
USF fees	$19,799	$17,201	$40,423	$35,061
Disconnect fees	$464	$308	$572	$1,100
Initial activation fees	$509	$1,433	$1,247	$3,418
Customer equipment fees	$179	$152	$390	$285
Equipment recovery fees	$18	$422	$55	$1,406
Shipping and handling fees	$314	$423	$563	$917

Amount included in direct cost of telephony services

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
USF costs	$19,799	$17,201	$40,423	$35,061

Amount included in direct cost of goods sold

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Shipping and handling cost	$1,696	$1,708	$3,570	$3,769

Amount included in selling, general and administrative expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Advertising costs	$236	$—	$1,660	$—

Amount included in marketing

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Advertising costs	$35,180	$34,803	$69,855	$66,327

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Depreciation and amortization expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Network equipment and computer hardware	$3,896	$4,193	$7,796	$8,684
Software	2,399	2,513	4,932	7,070
Capital leases	550	550	1,100	1,100
Other leasehold improvements	991	942	1,997	1,951
Furniture	31	69	74	172
Vehicles	4	5	8	10
Patents	594	286	1,188	572
	8,465	8,558	17,095	19,559
Property and equipment impairments	7	106	12	171
Software impairments	46	—	55	—
Depreciation and amortization expense	$8,518	$8,664	$17,162	$19,730

Amount included in interest expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Debt related costs amortization	$327	$279	$689	$630

Amount included in other income (expense), net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net (losses) gains resulting from foreign exchange transactions	$(63)	$(10)	$(23)	$(13)

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 4.    Long-Term Debt and Revolving Credit Facility
A schedule of long-term debt at June 30, 2012 and December 31, 2011 is as follows:

	June 30, 2012	December 31, 2011
3.25-3.75% Credit Facility - due 2014	$28,333	$42,500

At June 30, 2012, future payments under long-term debt obligations over each of the next five years and thereafter were as follows:

Credit Facility
2012	$14,166
2013	28,333
2014	14,167
Minimum future payments of principal	56,666
Less: current portion	28,333
Long-term portion	$28,333
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
In accordance with FASB ASC 470 “Debt Modification and Extinguishment”, substantially all of the repayment of the prior financing was treated as an extinguishment of notes resulting in a loss on early extinguishment of notes of $26,531. For the portion of the repayment of the prior financing treated as a debt modification, we carried forward $1,072 of unamortized discount, which was to be amortized to interest expense over the life of the debt using the effective interest method in addition to the $6,000 of original issue discount in connection with the 2010 Credit Facility. The amortization for the three and six months ended June 30, 2011 was $2,188 and $2,983, respectively, including acceleration of $1,826 and $2,161, respectively, and the accumulated amortization as of June 30, 2011 was $3,059.
Repayments
In 2011, we made repayments of the entire $200,000 under the 2010 Credit Facility, of which $55,000 and $70,000 were prepaid for the three and six months ended June 30, 2011, respectively. A loss on extinguishment of $3,228 and $3,821 were recorded for the three and six months ended June 30, 2011, respectively, representing acceleration of unamortized debt discount of $1,826 and $2,161, and debt related costs of $1,402 and $1,660, for the three and six months ended June 30, 2011, respectively.
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
Use of Proceeds
We used $100,000 of the net available proceeds of the 2011 Credit Facility, plus $31,000 of cash on hand, to retire all of the debt under our 2010 Credit Facility, including a $1,000 prepayment fee to holders of the 2010 Credit Facility. We also incurred $2,697 of fees in connection with the 2011 Credit Facility, which is amortized to interest expense over the life of the debt using the effective interest method. The amortization for the three and six months ended June 30, 2012 was $327 and $689, respectively, and the accumulated amortization as of June 30, 2012 was $1,379.
Repayments
For the three and six months ended June 30, 2012, we made mandatory repayments of $7,083 and $14,167, respectively, under the senior secured term loan.
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

As of June 30, 2012, we were in compliance with all covenants, including financial covenants, for the 2011 Credit Facility.
The 2011 Credit Facility contains customary events of default that may permit acceleration of the debt. During the continuance of a payment default, interest will accrue at a default interest rate of 2% above the interest rate which would otherwise be applicable, in the case of loans, and at a rate equal to the rate applicable to base rate loans plus 2%, in the case of all other amounts.
Note 5.    Common Stock
Net Operating Loss Rights Agreement
On June 7, 2012, we entered into a Tax Benefits Preservation Plan ("Preservation Plan") designed to preserve stockholder value and tax assets. Our ability to use our tax attributes to offset tax on U.S. taxable income would be substantially limited if there were an "ownership change" as defined under Section 382 of the U.S. Internal Revenue Code. In general, an ownership change would occur if one or more "5-percent shareholders," as defined under Section 382, collectively increase their ownership in us by more than 50 percent over a rolling three-year period.
In connection with the adoption of the Preservation Plan, our Board of Directors declared a dividend of one preferred share purchase right for each outstanding share of the Company’s common stock. The preferred share purchase rights were distributed to stockholders of record as of June 18, 2012, as well as to holders of the Company's common stock issued after that date, but will only be activated if certain triggering events under the Preservation Plan occur.
Under the Preservation Plan, preferred share purchase rights will work to impose significant dilution upon any person or group which acquires beneficial ownership of 4.9% or more of the outstanding common stock, without the approval of the Company’s Board of Directors, from and after June 7, 2012. Stockholders that own 4.9% or more of the outstanding common stock as of the opening of business on June 7, 2012, will not trigger the preferred share purchase rights so long as they do not (i) acquire additional shares of common stock or (ii) fall under 4.9% ownership of common stock and then re-acquire shares that in the aggregate equal 4.9% or more of the common stock.
The Preservation Plan will expire no later than the close of business June 7, 2013, unless extended by the Board of Directors. Any extension would be subject to approval by stockholders at the 2013 annual meeting.
Share Repurchase
On July 25, 2012, our Board of Directors authorized a program to repurchase up to $50,000 of Vonage common stock through December 31, 2013. The specific timing and amount of repurchases will vary based on available capital resources and other financial and operational performance, market conditions, securities law limitations, and other factors. The repurchases will be made using our cash resources. The repurchase program may be commenced, suspended or discontinued at any time without prior notice. In any period, cash used in financing activities related to common stock repurchased may differ from the comparable change in stockholders' equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash.
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

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 6.    Commitments and Contingencies
Litigation
IP Matters
Hitachi. On January 27, 2011, we met with Hitachi, Ltd. to discuss an opportunity for us to obtain a non-exclusive license to certain Hitachi patents that Hitachi claimed may be relevant to our business. After review, we do not believe these patents are applicable to our business or otherwise enforceable against Vonage, and have conveyed this position to Hitachi. At the parties' most recent meeting on April 12, 2012, Hitachi identified additional Hitachi patents Hitachi believed may be relevant to our business. After a review of these additional patents, we concluded that these patents do not apply to our business and so informed Hitachi. As of July 31, 2012, we have received no further communication from Hitachi regarding the licensing of patents.
Bear Creek Technologies, Inc. On February 22, 2011, Bear Creek Technologies, Inc. (“Bear Creek”) filed a lawsuit against Vonage Holdings Corp., Vonage America, Inc., and Vonage Marketing LLC in the United States District Court for the Eastern District of Virginia (Norfolk Division) alleging that Vonage's products and services are covered by United States Patent No. 7,899,722, entitled “System for Interconnecting Standard Telephony Communications Equipment to Internet Protocol Networks” (the “722 Patent”). The suit also named numerous other defendants, including Verizon Communications, Inc., Comcast Corporation, Time-Warner Cable, Inc., AT&T, Inc., and T-Mobile USA Inc. On April 26, 2011, Bear Creek amended its complaint adding several defendants, dropping Vonage Communications (a non-existent entity) from the suit, and adding allegations of induced infringement and willful infringement. On May 9, 2011, Vonage filed a Motion to Sever Plaintiff's Claims against the Vonage entities and transfer them to New Jersey. On May 27, 2011, Vonage filed a Motion to Dismiss Bear Creek's claims of induced and willful infringement. Subsequently, other defendants filed similar motions to dismiss and sever and transfer. A hearing on the motions was held on August 12, 2011. On August 17, 2011, the Court dismissed Bear Creek's case against the Vonage entities, as well as all the other defendants, except for one defendant. Later, on August 17, 2011, Bear Creek re-filed its complaint concerning the '722 Patent in the United States District Court for the District of Delaware against the same Vonage entities. In its Delaware complaint, Bear Creek alleges that Vonage is infringing one or more claims of the '722 Patent.  In addition, Bear Creek alleges that Vonage is contributing to and inducing infringement of one or more claims of the '722 Patent. On September 28, 2011, Vonage filed a motion to dismiss Bear Creek's claims for induced, contributory, and willful inducement. The motion is now fully briefed, but has not been ruled upon. On January 25, 2012, Bear Creek filed a motion with the United States Judicial Panel on Multidistrict Litigation seeking to transfer and consolidate its litigation against Vonage with thirteen separate actions Bear Creek filed in the U.S. District Courts for Delaware and the Eastern District of Virginia. On April 26, 2012, the United States Patent and Trademark Office granted the request of a third-party to reexamine the asserted '722 patent and issued an initial Office Action rejecting all of the '722 patent claims. On May 2, 2012, the Multidistrict Litigation Panel granted Bear Creek's motion and ordered the coordination or consolidation for pretrial proceedings of all fourteen actions in the U.S. District Court for the District of Delaware. No case schedule has been set by the Court.
GTZM Technology Ventures Ltd. On September 8, 2011, GTZM Technology Ventures Ltd. (“GTZM”) filed a lawsuit against Vonage Holdings Corp., Vonage America Inc. and Vonage Marketing LLC in the United States District Court for the District of Delaware alleging that Vonage's products and services are covered by United States Patent No. 5,455,859, entitled “Telephone Handset Interface for Device Having Audio Input”. The suit also named numerous other defendants, including Comcast Corporation, Cox Communications, Inc. and Time Warner Cable. On October 25, 2011, Vonage filed a Motion to Sever GTZM's claims against the Vonage entities from GTZM's claims against the other defendants. Shortly before the June 7, 2012 oral argument on this motion, GTZM agreed to sever its claims against Vonage from those against the remaining defendants for trial in exchange for Vonage's agreement to consolidate pretrial proceedings.  The parties submitted a stipulation formalizing this agreement which was entered by the Court on July 26, 2012.  GTZM filed a First Amended Complaint on November 2, 2011. Vonage filed its answer to GTZM's First Amended Complaint on December 6, 2011. On March 2, 2012, the Court issued a scheduling order. Discovery is ongoing in this matter.
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
Federal – CALEA
On August 5, 2005, the Federal Communications Commission (the “FCC”) released an Order extending the obligations of the Communications Assistance for Law Enforcement Act (“CALEA”) to interconnected VoIP providers. Under CALEA, telecommunications carriers must assist law enforcement in executing electronic surveillance, which includes the capability to provide call content and call-identifying information to a local enforcement agency, or LEA, pursuant to a court order or other lawful authorization.
The FCC required all interconnected VoIP providers to become fully CALEA compliant by May 14, 2007. Vonage has tested with a federal law enforcement agency and implemented a trusted third party CALEA solution to meet this requirement.  We could be subject to an enforcement action in the future in the event the government took the position that we were not in compliance with CALEA.
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
Federal - Universal Service Contribution Reform
On April 30, 2012, the FCC released a Further Notice of Proposed Rulemaking on reforming federal universal service fund (“USF”) contributions. Currently USF contributions are assessed on the interstate and international revenue of traditional telephone carriers and interconnected VoIP providers like Vonage. The level of USF assessments on these providers has been going up over time because of decreases in the revenue subject to assessment due to substitution of non-assessable services such as non-interconnected VoIP services. If the FCC does reform USF contributions, it is likely that Vonage's contribution burden will decline.
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
Stand-by Letters of Credit
We had stand-by letters of credit totaling $5,839 and $6,836, as of June 30, 2012 and December 31, 2011, respectively.
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
Vendor Commitments
We have committed to an international partnership with a foreign vendor. We have committed to pay this vendor approximately $500 in 2012, $800 annually in 2013 through 2016, and $300 in 2017, respectively.
We have purchased a software license from a vendor. We have committed to pay this vendor approximately $200 in 2012, $400 in 2013 and 2014, and $200 in 2015, respectively.

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

State and Municipal Taxes
In accordance with generally accepted accounting principles, we make a provision for a liability for taxes when it is both probable that a liability has been incurred and the amount of the liability or range of liability can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. For a period of time, we did not collect or remit state or municipal taxes (such as sales, excise, utility, use, and ad valorem taxes), fees or surcharges (“Taxes”) on the charges to our customers for our services, except that we historically complied with the New Jersey sales tax. We have received inquiries or demands from a number of state and municipal taxing and 911 agencies seeking payment of Taxes that are applied to or collected from customers of providers of traditional public switched telephone network services. Although we have consistently maintained that these Taxes do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations, a number of states have changed their statutes to expressly include VoIP and we are now collecting and remitting sales taxes in those states. In addition, many states address how VoIP providers should contribute to support public safety agencies, and in those states we remit fees to the appropriate state agencies. We could also be contacted by state or municipal taxing and 911 agencies regarding Taxes that do explicitly apply to VoIP and these agencies could seek retroactive payment of Taxes. As such, we have a reserve of $1,706 as of June 30, 2012 as our best estimate of the potential tax exposure for any retroactive assessment. We believe the maximum estimated exposure for retroactive assessments is approximately $4,000 as of June 30, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our consolidated financial statements and the related notes included elsewhere in this Form 10-Q and our audited financial statements included in our Annual Report on Form 10-K. This discussion contains forward-looking statements. These forward-looking statements are based on information available at the time the statements are made and/or management’s belief as of that time with respect to future events and involve risks and uncertainties that could cause actual results and outcomes to be materially different. Important factors that could cause such differences include but are not limited to: the competition we face; our ability to adapt to rapid changes in the market for voice and messaging services; our ability to retain customers and attract new customers; our ability to establish and expand strategic alliances; our dependence on third party facilities, equipment, systems and services; system disruptions or flaws in our technology and systems; intellectual property and other litigation that have been and may be brought against us; failure to protect our trademarks and internally developed software; our ability to obtain or maintain relevant intellectual property licenses; results of regulatory inquiries into our business practices; uncertainties relating to regulation of VoIP services; increased governmental regulation, currency restrictions, and other restraints and burdensome taxes and risks incident to foreign operations; our dependence upon key personnel; our history of net losses and ability to achieve consistent profitability in the future; fraudulent use of our name or services; our ability to maintain data security; security breaches and other compromises of information security; our dependence on our customers' existing broadband connections; differences between our service and traditional phone services, including our 911 service; any reinstatement of holdbacks by our vendors; our ability to obtain additional financing if required; restrictions in our debt agreements that may limit our operating flexibility; the Company's available capital resources and other financial and operational performance which may cause the Company not to make share repurchases as currently anticipated or to commence or suspend such repurchases from time to time without prior notice; and other factors that are set forth in the “Risk Factors” in our Annual Report on Form 10-K, in our Quarterly Reports on Form 10-Q and in our Current Reports on Form 8-K. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, and therefore, you should not rely on these forward-looking statements as representing our views as of any date subsequent to the date this Form 10-Q is filed with the Securities and Exchange Commission.
Financial Information Presentation
For the financial information discussed in this Quarterly Report on Form 10-Q, other than per share and per line amounts, dollar amounts are presented in thousands, except where noted. All trademarks are the property of their owners.
Overview
We are a leading provider of communications services connecting people through cloud-connected devices worldwide. We rely heavily on our network, which is a flexible, scalable Session Initiation Protocol (SIP) based Voice over Internet Protocol, or VoIP, network. This platform enables a user via a single “identity,” either a number or user name, to access and utilize services and features regardless of how they are connected to the Internet, including over 3G, 4G, Cable, or DSL broadband networks. This technology enables us to offer our customers attractively priced voice and messaging services and other features around the world.
In 2009, we shifted our primary emphasis from the domestic home phone replacement market to the international long distance market. With Vonage World we offer unlimited calling domestically and to more than 60 countries, including India, Mexico, China, and Pakistan, for a flat monthly rate. We believe the value and convenience provided by Vonage World is particularly appealing to international long distance callers compared to offers from our competitors.
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
We had approximately 2.4 million subscriber lines for broadband telephone replacement services as of June 30, 2012. We bill customers in the United States, Canada, and the United Kingdom. Customers in the United States represented 94% of our subscriber lines at June 30, 2012.

Recent Developments
Termination of License and Managed Services Agreement
In 2009, the Company initiated a broad program to transform its IT infrastructure to better suit the needs of the business.  One component of that transformation was the development and implementation of a new billing and order management system. To that end, the Company entered into a License and Managed Services Agreement with Amdocs, dated as of December 23, 2009, as modified by the First Amending Agreement dated December 22, 2010 (the “License Agreement”), under which Amdocs was to develop and license software and provide enhanced billing and order management services to the Company.
As previously disclosed, we experienced delays and incremental costs during the course of the development and implementation of the new billing and ordering system and the transition of customers to the system. Concurrently, we made significant progress in other areas of our IT transformation, including the enhancement of our existing systems, application stability, improved data analytics to guide our business decision-making, and enhanced capability to quickly solve customer trouble tickets. Substantial improvements were also made to our business environment by upgrading our customer and billing databases. We have also implemented virtualization technology for our IT enterprise applications and cloud computing for our call processing network. The cumulative result of these changes is a substantially improved IT infrastructure.
We conducted discussions with Amdocs to resolve the issues associated with the billing and ordering system. Based on these discussions, and after our consideration of the progress made improving our overall IT infrastructure, the incremental time and costs to develop and implement the Amdocs system, as well as the expected reduction in capital expenditures, in June 2012 we and Amdocs determined that terminating the program was in the best interest of both parties. On July 30, 2012, we entered into a Settlement Agreement with Amdocs terminating the License Agreement. As a result, we determined that a write-off of our investment in the system of $25,262, net of settlement amounts to the Company, was required in the second quarter of 2012. This charge is recorded as loss from abandonment of software assets in the statement of operations. While we did not realize the benefits expected from the new billing and order management system, we believe that the other substantial improvements to our IT infrastructure that have been achieved, in combination with our planned capital expenditures, leaves us well positioned to support our existing and anticipated products and services.
Share Repurchase
On July 25, 2012, our Board of Directors authorized a program to repurchase up to $50,000 of Vonage common stock through December 31, 2013. The specific timing and amount of repurchases will vary based on available capital resources and other financial and operational performance, market conditions, securities law limitations, and other factors. The repurchases will be made using our cash resources. The repurchase program may be commenced, suspended or discontinued at any time without prior notice. In any period, cash used in financing activities related to common stock repurchased may differ from the comparable change in stockholders' equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash.

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
The table below includes key operating data that our management uses to measure the growth and operating performance of our business:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Gross subscriber line additions	163,349	158,004	328,803	333,392
Change in net subscriber lines	(64)	(10,568)	(18,803)	(7,223)
Subscriber lines (at period end)	2,356,084	2,397,660	2,356,084	2,397,660
Average monthly customer churn	2.5%	2.5%	2.7%	2.5%
Average monthly operating revenues per line	$29.98	$30.28	$30.14	$30.41
Average monthly direct cost of telephony services per line	$8.23	$8.03	$8.44	$8.20
Marketing costs per gross subscriber line addition	$336.43	$330.44	$329.61	$304.79
Employees (excluding temporary help) (at period end)	988	1,059	988	1,059
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
Subscriber lines. Our subscriber lines include, as of a particular date, all paid subscriber lines from which a customer can make an outbound telephone call on that date. Our subscriber lines include fax lines including fax lines bundled with subscriber lines in our small office home office calling plans and soft phones but do not include our virtual phone numbers or toll free numbers, which only allow inbound telephone calls to customers. Subscriber lines decreased from 2,397,660 as of June 30, 2011 to 2,356,084 as of June 30, 2012. For the three months ended June 30, 2012, we added 163,349 subscriber lines. We believe that the decrease in our subscriber lines from the prior year was primarily due to increasing competition, particularly from cable companies and alternative voice communication providers.

Average monthly customer churn. Average monthly customer churn for a particular period is calculated by dividing the number of customers that terminated during that period by the simple average number of customers during the period, and dividing the result by the number of months in the period. The simple average number of customers during the period is the number of customers on the first day of the period, plus the number of customers on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first 30 days after activation. Our average monthly customer churn remained the same at 2.5% for the three months ended June 30, 2012 and June 30, 2011, respectively. We monitor churn on a daily basis and use it as an indicator of the level of customer satisfaction. Other companies may calculate churn differently, and their churn data may not be directly comparable to ours. Customers who have been with us for a year or more tend to have a lower churn rate than customers who have not. Our churn will fluctuate over time due to economic conditions, competitive pressures, marketplace perception of our services, and our ability to provide high quality customer care and network quality and add future innovative products and services.
Average monthly revenues per line. Average monthly revenues per line for a particular period is calculated by dividing our revenues for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. The simple average number of subscriber lines for the period is the number of subscriber lines on the first day of the period, plus the number of subscriber lines on the last day of the period, divided by two. Our average monthly revenues per line decreased slightly to $29.98 for the three months ended June 30, 2012 compared to $30.28 for the three months ended June 30, 2011 due primarily to the change in plan mix and lower activation fee revenue. We expect slight downward pressure on average monthly revenue per user in the third quarter due to changes in plan mix but expect selected pricing actions and higher priced rate plans in the fourth quarter may offset this downward pressure.
Average monthly direct cost of telephony services per line. Average monthly direct cost of telephony services per line for a particular period is calculated by dividing our direct cost of telephony services for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. We use the average monthly direct cost of telephony services per line to evaluate how effective we are at managing our costs of providing service. Our average monthly direct cost of telephony services per line increased to $8.23 for the three months ended June 30, 2012 compared to $8.03 for the three months ended June 30, 2011, due primarily to the increase in international calling by our growing base of Vonage World customers and the increase in regulatory fees, offset by the decrease in domestic termination costs due to a lower customer base and more favorable rates negotiated with our service providers. In addition, there is a decrease in our network costs and in our E-911 costs. Direct cost of telephony services both overall and on a per line basis is expected to increase in 2012. The drivers of this increase are increased international calling by our growing base of Vonage World customers partially offset by intelligent call routing and peering relationships we are implementing.
Marketing cost per gross subscriber line addition. Marketing cost per gross subscriber line addition is calculated by dividing our marketing expense for a particular period by the number of gross subscriber line additions during the period. Marketing expense does not include the cost of certain customer acquisition activities, such as rebates and promotions, which are accounted for as an offset to revenues, or customer equipment subsidies, which are accounted for as direct cost of goods sold. As a result, it does not represent the full cost to us of obtaining a new customer. Our marketing cost per gross subscriber line addition was $336.43 for the three months ended June 30, 2012 and $330.44 for the three months ended June 30, 2011. The increase resulted from incremental media pricing due to seasonality and expenditures associated with the market test of our low-priced domestic offer.
Employees. Employees represent the number of personnel that are on our payroll and exclude temporary or outsourced labor.
Revenues
Revenues consists of telephony services revenue and customer equipment and shipping revenue. Substantially all of our revenues are telephony services revenue. In the United States, we offer domestic and international rate plans to meet the needs of our customers, including a variety of residential plans, mobile plans, and small office and home office calling plans. The “Vonage World” plan, now available in the United States and Canada, offers unlimited calling across the United States and Puerto Rico, unlimited international calling to over 60 countries including India, Mexico, China and Pakistan, subject to certain restrictions, and free voicemail to text messages with Vonage Visual Voicemail. Each of our unlimited plans other than Vonage World offers unlimited domestic calling as well as unlimited calling to Puerto Rico, Canada, and selected European countries, subject to certain restrictions. Each of our basic plans offers a limited number of domestic calling minutes per month. We offer similar plans in Canada and the United Kingdom. Under our basic plans, we charge on a per minute basis when the number of domestic calling minutes included in the plan is exceeded for a particular month. International calls (except for calls to Puerto Rico, Canada and certain European countries under our unlimited plans and a variety of countries under international calling plans and Vonage World) are charged on a per minute basis. These per minute fees are not included in our monthly subscription fees.
In addition to our landline telephony business, we are leveraging our technology to offer services and applications for mobile and other connected devices to address large existing markets. We introduced our first mobile offering in late 2009 and in early

2012 we introduced Vonage Mobile, our all-in-one mobile application that provides free calling and messaging between users who have the application, as well as traditional paid international calling to any other phone. This mobile application works over WiFi, 3G and 4G and in more than 90 countries worldwide. The application consolidates the best features of our prior applications, while adding important functionality, better value and improved ease of use including direct payment through iTunes.
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
Direct cost of telephony services. Direct cost of telephony services primarily consists of fees that we pay to third parties on an ongoing basis in order to provide our services. These fees include:

•
Access charges that we pay to other telephone companies to terminate domestic and international calls on the public switched telephone network. These costs represented approximately 48% and 49% of our total direct cost of telephony services for the three months ended June 30, 2012 and 2011, respectively, with a portion of these payments ultimately being made to incumbent telephone companies. When a Vonage subscriber calls another Vonage subscriber, we do not pay an access charge.

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

•	Rent and related expenses.

•	Professional fees for legal, accounting, tax, public relations, lobbying, and development activities.

•	Litigation settlements.
Marketing expense. Marketing expense includes:

•	Advertising costs, which comprise a majority of our marketing expense and include online, television, direct mail, alternative media, promotions, sponsorships, and inbound and outbound telemarketing.

•	Creative and production costs.

•	The costs to serve and track our online advertising.

•	Certain amounts we pay to retailers for activation commissions.

•	The cost associated with our customer referral program.
Depreciation and amortization expenses. Depreciation and amortization expenses include:

•	Depreciation of our network equipment, furniture and fixtures, and employee computer equipment.

•	Amortization of leasehold improvements and purchased and developed software.

•	Amortization of intangible assets (patents and trademarks).

•	Loss on disposal or impairment of property and equipment.
Loss from abandonment of software assets. Loss from abandonment of software assets include:

•	Impairment of investment in software assets.
Other Income (Expense)
Other Income (Expense) includes:

•	Interest income on cash and cash equivalents.

•	Interest expense on notes payable, patent litigation judgments and settlements and capital leases.

•	Amortization of debt related costs.

•	Accretion of notes.

•	Realized and unrealized gains (losses) on foreign currency.

•	Gain (loss) on extinguishment of notes.

•	Change in fair value of embedded features within stock warrant.

Results of Operations
The following table sets forth, as a percentage of consolidated operating revenues, our consolidated statement of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenues	100%	100%	100%	100%

Operating Expenses:
Direct cost of telephony services (excluding depreciation and amortization)	27	27	28	27
Direct cost of goods sold	4	4	5	5
Selling, general and administrative	28	27	28	27
Marketing	26	24	25	23
Depreciation and amortization	4	4	4	4
Loss from abandonment of software assets	12	—	6	—
	101	86	96	86
(Loss) income from operations	(1)	14	4	14
Other Income (Expense):
Interest income	—	—	—	—
Interest expense	(1)	(3)	(1)	(3)
Change in fair value of stock warrant	—	—	—	—
Loss on extinguishment of notes	—	(1)	—	(1)
Other income (expense), net	—	—	—	—
	(1)	(4)	(1)	(4)
(Loss) income before income tax benefit (expense)	(2)	10	3	10
Income tax benefit (expense)	—	—	(1)	—
Net (loss) income	(2)%	10%	2%	10%

Summary of Results for the Three and Six Months Ended June 30, 2012 and June 30, 2011
Revenues, Direct Cost of Telephony Services and Direct Cost of Good Sold

(in thousands, except percentages)	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2012	2011	Dollar Change	Percent Change	2012	2011	Dollar Change	Percent Change
Revenues	$211,916	$218,285	$(6,369)	(3)%	$427,819	$438,126	$(10,307)	(2)%
Direct cost of telephony services(1)	58,195	57,883	312	1%	119,818	118,072	1,746	1%
Direct cost of good sold	9,275	9,865	(590)	(6)%	19,121	20,920	(1,799)	(9)%
	144,446	150,537	(6,091)	(4)%	288,880	299,134	(10,254)	(3)%

(1)	Excludes depreciation and amortization of $3,929, $3,867, $7,859, $7,991, respectively.
Revenues. For the three months ended June 30, 2012, revenues decreased by $6,369, or 3%, compared to the three months ended June 30, 2011. This was primarily driven by a decrease of $4,253 in monthly subscription fees resulting from a decreased number of subscription lines, which reduced from 2,397,660 at June 30, 2011 to 2,356,084 at June 30, 2012, and changes in plan mix, a decrease in activation fees of $1,064, and an increase in credits issued to subscribers of $143. There was a decrease in additional features revenue of $427 due primarily to customers opting for our Vonage World offering, which now includes directory assistance and voice mail to text, and a decrease in other revenue of $796 due to lower rates from our revenue sharing partners.

In addition, there was a decrease of $488 in equipment and shipping revenue due to lower direct customer additions and elimination of equipment recovery fees for new customers, and an increase of $78 in bad debt expense. These decreases were offset by an increase in our regulatory fee revenue of $1,066, which includes an increase of $2,597 in USF fees offset by a decrease in regulatory recovery fees and E-911 fees of $1,531, and an increase in fees that we charged for disconnecting our service of $156.
For the six months ended June 30, 2012, revenues decreased by $10,307, or 2%, compared to the six months ended June 30, 2011. This was primarily driven by a decrease of $5,635 in monthly subscription fees resulting from a decreased number of subscription lines, which reduced from 2,397,660 at June 30, 2011 to 2,356,084 at June 30, 2012, and changes in plan mix, a decrease in activation fees of $2,462, and an increase in credits issued to subscribers of $511. There was a reduction in international minutes of use revenue of $172 and a decrease in additional features revenue of $905 due primarily to customers opting for our Vonage World offering, which now includes directory assistance and voice mail to text. There was also a decrease in fees that we charged for disconnecting our service of $528 due to elimination of disconnect fees for new customers in September 2010 and a decrease in overage in plan minutes of $619. In addition, there was a decrease of $1,601 in equipment and shipping revenue due to lower direct customer additions and elimination of equipment recovery fees for new customers and a decrease in other revenue of $747 due to lower rates from our revenue sharing partners. These decreases were offset by a decrease of $341 in bad debt expense due to improved customer credit quality and lower non-pay churn, an increase in our regulatory fee revenue of $2,532, which includes an increase of $5,362 in USF fees offset by a decrease in regulatory recovery fees and E-911 fees of $2,830.
Direct cost of telephony services. For the three months ended June 30, 2012 compared to the three months ended June 30, 2011, the increase in direct cost of telephony services of $312, or 1%, was primarily driven by an increased cost of $1,916 from higher international call volume associated with Vonage World, and an increase of USF and related fees imposed by government agencies of $2,952. These increases were partially offset by a decrease in domestic termination costs of $1,949 due to improved termination rates, which are costs that we pay other phone companies for terminating phone calls, and fewer minutes of use and a decrease in our network costs of $2,075, which includes costs for co-locating in other carriers’ facilities, leasing phone numbers, routing calls on the Internet, E-911 costs, and transferring calls to and from the Internet to the public switched telephone network due to improved rates. There was also a decrease in local number portability costs of $288 due to lower rates and a decrease in other costs of $245.
For the six months ended June 30, 2012 compared to the six months ended June 30, 2011, the increase in direct cost of telephony services of $1,746, or 1%, was primarily driven by an increased cost of $5,883 from higher international call volume associated with Vonage World and an increased cost of $5,734 for our USF and related fees imposed by government agencies. These increases were partially offset by a decrease in domestic termination costs of $5,351 due to improved termination rates, which are costs that we pay other phone companies for terminating phone calls, and fewer minutes of use and a decrease in our network costs of $3,909, which includes costs for co-locating in other carriers’ facilities, leasing phone numbers, routing calls on the Internet, E-911 costs, and transferring calls to and from the Internet to the public switched telephone network due to improved rates. There was also a decrease in local number portability costs of $473 due to lower rates and a decrease in other costs of $138.
Direct cost of goods sold. For the three months ended June 30, 2012 compared to the three months ended June 30, 2011, the decrease in direct cost of goods sold of $590, or 6%, was primarily due to a decrease in amortization costs on deferred customer equipment of $804 and a decrease in waived activation fees for new customers of $1,114 due to lower direct customer adds. These decreases were offset by an increase in customer equipment costs of $1,288 from our retail expansion started in the second quarter of 2011 and an increase in shipping costs of $39.
For the six months ended June 30, 2012 compared to the six months ended June 30, 2011, the decrease in direct cost of goods sold of $1,799, or 9%, was primarily due to a decrease in amortization costs on deferred customer equipment of $1,906, a decrease in waived activation fees for new customers of $1,991 due to lower direct customer adds, and a decrease in shipping costs of $77. These decreases were offset by an increase in customer equipment costs of $2,173 from our retail expansion started in the second quarter of 2011.
Selling, General and Administrative

(in thousands, except percentages)	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2012	2011	Dollar Change	Percent Change	2012	2011	Dollar Change	Percent Change
Selling, general and administrative	$58,396	$58,481	$(85)	—%	$120,231	$116,724	$3,507	3%

Selling, general and administrative. For the three months ended June 30, 2012 compared to the three months ended June 30, 2011, there was an increase in selling, general, and administrative expenses of $85, or 0%. This increase was primarily due to higher retail kiosk costs of $295 due to the expansion of event teams, an increase in product awareness advertising of $203 related to our new mobile offering launched in February 2012, and an increase in web hosting cost of $194. There was also an increase in instore support of $317 related to retail expansion, an increase in other costs of $130, and an increase in professional fees of $473. These increases were offset by a decrease in shared based cost of $349, a decrease in credit card fees of $1,085, and a decrease in facility expense of $191.
For the six months ended June 30, 2012 compared to the six months ended June 30, 2011, there was an increase in selling, general, and administrative expenses of $3,507, or 3%. This increase was primarily due to higher retail kiosk costs of $1,830 due to the expansion of event teams, an increase in product awareness advertising of $2,147 related to our new mobile offering launched in February 2012, and an increase in professional fees of $446. There was also an increase in web hosting cost of $615, an increase in instore support of $809 related to retail expansion, an increase in other costs of $827, and an increase in settlement costs related to litigation of $95. These increases were offset by a decrease in salary related expense, outsourced temporary labor and severance costs of $570, a decrease in uncollected state and municipal tax expense of $109, and a decrease in credit card fees of $2,148. There was also a decrease in facility expense of $230 and a decrease in shared based cost of $201.

Marketing

(in thousands, except percentages)	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2012	2011	Dollar Change	Percent Change	2012	2011	Dollar Change	Percent Change
Marketing	$54,956	$52,211	$2,745	5%	$108,378	$101,615	$6,763	7%

Marketing. For the three months ended June 30, 2012 compared to the three months ended June 30, 2011, the increase in marketing expense of $2,745, or 5%, resulted from incremental media pricing due to seasonality and expenditures associated with the market test of our low-priced domestic offer.
For the six months ended June 30, 2012 compared to the six months ended June 30, 2011, the increase in marketing expense of $6,763, or 7%, resulted from increasing our marketing investment in television and retail to reach targeted ethnic segments and incremental media pricing in the second quarter due to seasonality and expenditures associated with the market test of our low-priced domestic offer.
Depreciation and Amortization

(in thousands, except percentages)	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2012	2011	Dollar Change	Percent Change	2012	2011	Dollar Change	Percent Change
Depreciation and amortization	$8,518	$8,664	$(146)	(2)%	$17,162	$19,730	$(2,568)	(13)%

Depreciation and amortization. The decrease in depreciation and amortization of $146, or 2%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011, was primarily due to lower depreciation of network equipment, computer hardware, and furniture of $388 and lower software amortization of $69 due to certain projects being fully amortized, offset by an increase in intangible asset amortization of $307 from additional intangible asset acquired during the fourth quarter of 2011.
The decrease in depreciation and amortization of $2,568, or 13%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011, was primarily due to lower depreciation of network equipment, computer hardware, and furniture of $1,101 and lower software amortization of $2,083 due to certain projects being fully amortized, offset by an increase in intangible asset amortization of $615 from additional intangible assets acquired during the fourth quarter of 2011.
Loss from abandonment of software assets

(in thousands, except percentages)	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2012	2011	Dollar Change	Percent Change	2012	2011	Dollar Change	Percent Change
Loss from abandonment of software assets	$25,262	$—	$25,262	*	$25,262	$—	$25,262	*

Loss from abandonment of software assets. The loss from abandonment of software assets of $25,262 for the three and six months ended June 30, 2012 was due to the write-off of our investment in the Amdocs system, net of settlement amounts to the Company, during the second quarter of 2012.

Other Income (Expense)

(in thousands, except percentages)	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2012	2011	Dollar Change	Percent Change	2012	2011	Dollar Change	Percent Change
Interest income	$30	$37	$(7)	(19)%	$50	$79	$(29)	(37)%
Interest expense	(1,566)	(5,588)	4,022	72%	(3,317)	(12,190)	8,873	73%
Change in fair value of stock warrant	—	—	—	*	—	(950)	950	100%
Loss on extinguishment of notes	—	(3,228)	3,228	100%	—	(3,821)	3,821	100%
Other income (expense), net	(65)	44	(109)	(248)%	(23)	42	(65)	(155)%
	$(1,601)	$(8,735)	$7,134		$(3,290)	$(16,840)	$13,550

Interest income. For the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011, the interest income was essentially flat.
Interest expense. For the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011, the decrease in interest expense was due to lower principal outstanding and the reduced interest rate on our credit facility (the "2011 Credit Facility") entered into in connection with our refinancing in July 2011.

Change in fair value of stock warrant. The change in the fair value of our stock warrant fluctuated with changes in the price of our common stock and was an expense of $950 for the six months ended June 30, 2011, as the stock warrant was exercised during the three months ended March 31, 2011. An increase in our stock price resulted in expense while a decrease in our stock price resulted in income.
Loss on extinguishment of notes. The loss on extinguishment of notes for the three and six months ended June 30, 2011 was due to the acceleration of unamortized debt discount and debt related costs in connection with prepayments of our 2011 Credit Facility.
Other. For the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011, net other income and expense increased by $109.
Provision for Income Taxes

(in thousands, except percentages)	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2012	2011	Dollar Change	Percent Change	2012	2011	Dollar Change	Percent Change
Income tax benefit (expense)	$947	$(698)	$1,645	236%	$(3,976)	$(1,364)	$(2,612)	(191)%
Effective tax rate	22.1%	3.1%			27.3%	3.1%
Until the fourth quarter of 2011, we recorded a valuation allowance which reduced our net deferred tax assets to zero. In the fourth quarter of 2011, based upon our sustained profitable operating performance over the past three years, excluding certain losses associated with our prior convertible notes and our December 2010 debt refinancing, and our positive outlook for taxable income in the future, our evaluation determined that the benefit resulting from our net deferred tax assets (namely, the net operating loss carry forwards (“NOLs”)) are likely to be usable prior to their expiration. Accordingly, we released the related valuation allowance against our United States and Canada net deferred tax assets, and a portion of the allowance against our state net deferred tax assets as certain NOLs may expire prior to utilization due to shorter utilization periods in certain states, resulting in a one-time non-cash income tax benefit of $325,601 that we recorded in our statement of operations and a corresponding net deferred tax asset of $325,601 that we recorded on our balance sheet on December 31, 2011. Beginning in the first quarter of 2012, we have recognized income tax expense, an expense that had not been recognized prior to the reduction of the valuation allowance.
The effective tax rate is calculated by dividing the income tax expense by income before income tax expense. The effective rate for the three and six months ended June 30, 2012 was less than the federal statutory rate due, in part, to our Canadian operations and certain discrete period items, which primarily consisted of adjustments related to stock compensation, including a non-cash deferred tax adjustment totaling $4,077, for the three and six months ended June 30, 2012, respectively, for certain stock compensation previously considered nondeductible under Section 162(m) of the Internal Revenue Code.  The 2012 estimated annual effective tax rate is expected to approximate 33%, but may fluctuate each quarter due to the timing of other discrete period transactions.
The 2011 provision represents the federal alternative minimum tax and state and local income taxes currently payable.
Net (Loss) Income

(in thousands, except percentages)	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2012	2011	Dollar Change	Percent Change	2012	2011	Dollar Change	Percent Change
Net (loss) income	$(3,340)	$21,748	$(25,088)	(115)%	$10,581	$42,861	$(32,280)	(75)%

Net (loss) income. Based on the explanations described above, our net loss of $3,340 for the three months ended June 30, 2012 was $25,088, or 115%, lower than net income of $21,748 for the three months ended June 30, 2011.
Based on the explanations described above, our net income of $10,581 for the six months ended June 30, 2012 decreased by $32,280, or 75%, from net income of $42,861 for six months ended June 30, 2011.
Liquidity and Capital Resources
Overview
The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2012	2011
	(in thousands)
Net cash provided by operating activities	$40,640	$62,608
Net cash used in investing activities	(12,341)	(12,417)
Net cash used in financing activities	(14,615)	(66,908)

For the six months ended June 30, 2012, we generated income from operations. We expect to continue to balance efforts to grow our customer base while consistently achieving operating profitability. To grow our customer base, we continue to make investments in marketing, application development as we seek to launch new services, network quality and expansion, and customer care. Although we believe we will achieve consistent profitability in the future, we ultimately may not be successful and we may not achieve consistent profitability. We believe that cash flow from operations and cash on hand will fund our operations for at least the next twelve months.
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
Repayments
For the three and six months ended June 30, 2012, we made mandatory repayments of $7,083 and $14,167, respectively, under the senior secured term loan.
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
As of June 30, 2012, we were in compliance with all covenants, including financial covenants, for the 2011 Credit Facility.
The 2011 Credit Facility contains customary events of default that may permit acceleration of the debt. During the continuance of a payment default, interest will accrue at a default interest rate of 2% above the interest rate which would otherwise be applicable, in the case of loans, and at a rate equal to the rate applicable to base rate loans plus 2%, in the case of all other amounts.
State and Local Sales Taxes
We also have contingent liabilities for state and local sales taxes. As of June 30, 2012, we had a reserve of $1,706. If our ultimate liability exceeds this amount, it could affect our liquidity unfavorably. However, we do not believe it will significantly impair our liquidity.
Capital Expenditures
For the six months ended June 30, 2012, capital expenditures were primarily for the implementation of software solutions and purchase of network equipment as we continue to expand our network. Our capital expenditures for six months ended June 30, 2012 were $13,339, of which $9,647 was for software acquisition and development. The majority of these expenditures are comprised of investments in information technology and systems infrastructure, including an electronic data warehouse, online customer service, customer management platforms, and the new Amdocs billing and order management system. As previously disclosed, we experienced delays and incremental costs during the course of the development and implementation of the new billing and ordering system and the transition of customers to the system.  We conducted discussions with Amdocs to resolve the issues associated with the billing and ordering system. Based on these discussions, and after our consideration of the progress made improving our overall IT infrastructure, the incremental time and costs to develop and implement the Amdocs system, as well as the expected reduction in capital expenditures, in June 2012 we and Amdocs determined that terminating the program was in the best interest of both parties. On July 30, 2012, we entered into a Settlement Agreement with Amdocs terminating the License Agreement. As a result, we determined that a write-off of our investment in the system of $25,262, net of settlement amounts to the Company, was required in the second quarter of 2012. This charge is recorded as loss from abandonment of software assets in the statement of operations. For 2012, we believe our capital and software expenditures will be less than $35,000.
Share Repurchase
On July 25, 2012, our Board of Directors approved a plan to buy back up to $50,000 of Vonage common stock through December 31, 2013. The specific timing and amount of repurchases will vary based on available capital resources and other financial and operational performance, market conditions, securities law limitations, and other factors. The repurchases will be made using our cash resources. The repurchase program may be commenced, suspended or discontinued at any time without prior notice. In any period, cash used in financing activities related to common stock repurchased may differ from the comparable change in stockholders' equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash.
Operating Activities
Cash provided by operating activities decreased to $40,640 for the six months ended June 30, 2012 compared to $62,608 for the six months ended June 30, 2011, primarily due to planned investments in our growth initiatives and lower revenues.
Changes in working capital requirements include changes in accounts receivable, inventory, prepaid and other assets, accounts payable, accrued and other liabilities, and deferred revenue and costs. Cash used for working capital requirements increased by $10,790 during the six months ended June 30, 2012 compared to the prior year period primarily due to timing of payments and growth in inventory.
Investing Activities
Cash used in investing activities for the six months ended June 30, 2012 of $12,341 was attributable to capital expenditures of $3,692 and development of software assets of $9,647, offset by a decrease in restricted cash of $998 due primarily to the return of part of the security deposit on our leased office property in Holmdel, New Jersey.
Cash used in investing activities for the six months ended June 30, 2011 of $12,417 was attributable to capital expenditures of $5,167, development of software assets of $8,297, and offset by a decrease in restricted cash of $1,047 due primarily to the return of partial security deposit on our leased office property in Holmdel, New Jersey.

Financing Activities
Cash used in financing activities for the six months ended June 30, 2012 of $14,615 was primarily attributable to $14,167 in 2011 Credit Facility principal payments and $1,006 in capital lease payments, offset by $558 in proceeds received from the exercise of stock options.
Cash used in financing activities for the six months ended June 30, 2011 of $66,908 was primarily attributable to $70,000 in 2010 Credit Facility principal payments and $851 in capital lease payments, offset by $3,943 in proceeds received from the exercise of stock options and a common stock warrant.
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
Under Section 382 of the Internal Revenue Code, if we undergo an “ownership change” (generally defined as a greater than 50% change in our equity ownership over a three-year period), our ability to use our pre-change of control NOLs and other pre-change tax attributes against our post-change income may be limited. The Section 382 limitation is applied annually so as to limit the use of our pre-change NOLs to an amount that generally equals the value of our stock immediately before the ownership change multiplied by a designated federal long-term tax-exempt rate. At December 31, 2011, there were no limitations on the use of our NOLs.
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
Termination of Material Definitive Agreement; Material Impairments
On July 30, 2012, Vonage Network LLC (“Vonage Network”), an indirect, wholly-owned subsidiary of Vonage Holdings Corp. (the “Company”) and Amdocs Software Systems Limited and Amdocs, Inc. (collectively, “Amdocs”) entered into a Settlement Agreement (the “Settlement Agreement”) terminating the parties' License and Managed Services Agreement dated as of December 23, 2009, as modified by the First Amending Agreement dated December 22, 2010, (as so modified, the “License Agreement”). Under the License Agreement, Amdocs was to develop and license software and provide services to the Company intended to provide enhanced ordering and billing capabilities to better suit the needs of the business.
The Company experienced delays during the course of development and implementation of the new billing and ordering system and the transition of customers to the system.  After discussions to resolve these issues, the Company and Amdocs concluded that the termination of the project to develop and implement the system was in the best interest of both parties.
The Settlement Agreement provides for the immediate termination of all services, licenses and obligations pursuant to the License Agreement.  The parties have worked cooperatively to remove Amdocs' Systems and Software from Vonage's Systems. The Settlement Agreement further provides that there are no admissions of liability by either party and for mutual releases of all claims arising out of or relating in any way to the License Agreement or to the parties dealings with one another in connection with the License Agreement.  The parties' confidentiality obligations to each other under the License Agreement survive its termination, and the specific terms of the Settlement Agreement are confidential.  As a result of the termination of the License Agreement, the Company determined that a write-down of its investment in the system of $25,262,000, net of settlement amounts to the Company, was required in the second quarter of 2012.  This charge is recorded as a loss from abandonment of software assets in the statement of operations.
Capitalized terms used but not defined herein have the meanings ascribed to them in the Settlement Agreement.  The foregoing description of the Settlement Agreement is qualified in its entirety by reference to the full text of the Settlement Agreement.
Other Events. Share Repurchase
On July 25, 2012, our Board of Directors authorized a program to repurchase up to $50,000,000 of Vonage common stock through December 31, 2013. The specific timing and amount of repurchases will vary based on available capital resources and other financial and operational performance, market conditions, securities law limitations, and other factors. The repurchases will be made using our cash resources. The repurchase program may be commenced, suspended or discontinued at any time without prior notice. In any period, cash used in financing activities related to common stock repurchased may differ from the comparable change in stockholders' equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash.

Item 6.	Exhibits

4.1
Tax Benefits Preservation Plan, dated as of June 7, 2012, by and between Vonage Holdings Corp. and American Stock Transfer & Trust Company, LLC, as Rights Agent, including as Exhibit A the form of Certificate of Designation of the Company's Series A Participating Preferred Stock and as Exhibit B the forms of Right Certificate and of Election to Purchase (2)

10.1	Second Amendment to Offer Letter, dated April 17, 2012, between Vonage Network LLC and Nick Lazzaro* (1)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101
The following financial statements from Vonage Holdings Corp.’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2012, filed with the Securities and Exchange Commission on August 1, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Stockholders’ Deficit; and (v) the Notes to Consolidated Financial Statements.

(1)	Filed herewith.

(2)	Incorporated by reference to Vonage Holding Corp.'s Current Report on Form 8-K (File No. 001-32887) filed on June 8, 2012.

* Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VONAGE HOLDINGS CORP.

Dated:	August 1, 2012	By:	/s/ BARRY ROWAN
Barry Rowan Executive Vice President, Chief Financial Officer, Chief Administrative Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

4.1
Tax Benefits Preservation Plan, dated as of June 7, 2012, by and between Vonage Holdings Corp. and American Stock Transfer & Trust Company, LLC, as Rights Agent, including as Exhibit A the form of Certificate of Designation of the Company's Series A Participating Preferred Stock and as Exhibit B the forms of Right Certificate and of Election to Purchase (2)

10.1	Second Amendment to Offer Letter, dated April 17, 2012, between Vonage Network LLC and Nick Lazzaro (1)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101
The following financial statements from Vonage Holdings Corp.’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2012, filed with the Securities and Exchange Commission on August 1, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Stockholders’ Deficit; and (v) the Notes to Consolidated Financial Statements.

(1)	Filed herewith.

(2)	Incorporated by reference to Vonage Holding Corp.'s Current Report on Form 8-K (File No. 001-32887) filed on June 8, 2012.

* Management contract or compensatory plan or arrangement.