Form 10-Q
period 2012-09-30
VONAGE HOLDINGS CORP
filed 2012-11-01
CIK 1272830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2012
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	October 30, 2012
Common Stock, par value $0.001		220,854,748	shares

VONAGE HOLDINGS CORP.

Financial Information Presentation
For the financial information discussed in this Quarterly Report on Form 10-Q, other than per share and per line amounts, dollar amounts are presented in thousands, except where noted.

Part I – Financial Information

Item 1.	Financial Statements
VONAGE HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 30, 2012	December 31, 2011
Assets	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$74,708	$58,863
Accounts receivable, net of allowance of $1,345 and $591, respectively	22,367	17,862
Inventory, net of allowance of $235 and $269, respectively	6,463	6,715
Deferred customer acquisition costs, current	5,444	4,964
Deferred tax assets, current	19,546	19,546
Prepaid expenses and other current assets	19,013	16,820
Total current assets	147,541	124,770
Property and equipment, net	56,353	67,978
Software, net	19,163	45,661
Deferred customer acquisition costs, non-current	417	721
Debt related costs, net	1,027	2,007
Restricted cash	5,653	6,929
Intangible assets, net	7,275	9,056
Deferred tax assets, non-current	296,028	306,055
Other assets	4,029	3,038
Total assets	$537,486	$566,215
Liabilities and Stockholders’ Equity
Liabilities
Current liabilities:
Accounts payable	$50,626	$66,214
Accrued expenses	55,614	69,526
Deferred revenue, current portion	36,992	38,778
Current maturities of capital lease obligations	2,375	2,104
Current portion of notes payables	28,333	28,333
Total current liabilities	173,940	204,955
Notes payable, net of current portion	21,250	42,500
Deferred revenue, net of current portion	826	1,203
Capital lease obligations, net of current maturities	13,750	15,561
Other liabilities, net of current portion in accrued expenses	2,505	2,429
Total liabilities	212,271	266,648
Commitments and Contingencies
Stockholders’ Equity
Common stock, par value $0.001 per share; 596,950 shares authorized at September 30, 2012 and December 31, 2011; 229,588 and 227,858 shares issued at September 30, 2012 and December 31, 2011, respectively; 222,940 and 225,586 shares outstanding at September 30, 2012 and December 31, 2011, respectively	230	228
Additional paid-in capital	1,085,180	1,074,488
Accumulated deficit	(739,063)	(762,857)
Treasury stock, at cost, 6,648 shares at September 30, 2012 and 2,272 shares at December 31, 2011	(24,271)	(14,529)
Accumulated other comprehensive income	3,139	2,237
Total stockholders’ equity	325,215	299,567
Total liabilities and stockholders’ equity	$537,486	$566,215

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenues	$207,584	$216,507	$635,403	$654,633

Operating Expenses:
Direct cost of telephony services (excluding depreciation and amortization of $3,722, $3,864, $11,581, and $11,855, respectively)	55,245	59,230	175,063	177,302
Direct cost of goods sold	10,444	10,711	29,565	31,631
Selling, general and administrative	59,676	59,451	179,907	176,175
Marketing	51,361	51,044	159,739	152,659
Depreciation and amortization	8,110	8,683	25,272	28,413
Loss from abandonment of software assets	—	—	25,262	—
	184,836	189,119	594,808	566,180
Income from operations	22,748	27,388	40,595	88,453
Other Income (Expense):
Interest income	30	33	80	112
Interest expense	(1,402)	(2,926)	(4,719)	(15,116)
Change in fair value of stock warrant	—	—	—	(950)
Loss on extinguishment of notes	—	(7,985)	—	(11,806)
Other income (expense), net	28	(47)	5	(5)
	(1,344)	(10,925)	(4,634)	(27,765)
Income before income tax expense	21,404	16,463	35,961	60,688
Income tax expense	(8,191)	(426)	(12,167)	(1,790)
Net income	$13,213	$16,037	$23,794	$58,898
Net income per common share:
Basic	$0.06	$0.07	$0.11	$0.26
Diluted	$0.06	$0.07	$0.10	$0.24
Weighted-average common shares outstanding:
Basic	225,555	225,281	225,904	223,903
Diluted	233,708	241,189	233,677	242,295

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$13,213	$16,037	$23,794	$58,898
Other comprehensive income (loss):
Foreign currency translation adjustment	1,047	(309)	902	548
Total other comprehensive income (loss)	1,047	(309)	902	548
Comprehensive income	$14,260	$15,728	$24,696	$59,446

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income	$23,794	$58,898
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization and impairment charges	23,491	27,555
Amortization of intangibles	1,781	858
Loss from abandonment of software assets	25,262	—
Deferred tax expense	10,367	—
Change in fair value of stock warrant	—	950
Loss on extinguishment of notes	—	11,806
Amortization of discount on notes	—	914
Allowance for doubtful accounts	926	72
Allowance for obsolete inventory	263	355
Amortization of debt related costs	980	994
Share-based expense	9,601	10,460
Changes in operating assets and liabilities:
Accounts receivable	(5,404)	(2,634)
Inventory	34	(1,400)
Prepaid expenses and other current assets	(2,188)	(1,023)
Deferred customer acquisition costs	(162)	1,800
Other assets	(991)	166
Accounts payable	(15,610)	11,046
Accrued expenses	(11,173)	(4,785)
Deferred revenue	(2,250)	(2,917)
Other liabilities	76	(4,974)
Net cash provided by operating activities	58,797	108,141
Cash flows from investing activities:
Capital expenditures	(4,557)	(8,853)
Acquisition and development of software assets	(10,184)	(16,550)
Decrease in restricted cash	1,280	1,048
Net cash used in investing activities	(13,461)	(24,355)
Cash flows from financing activities:
Principal payments on capital lease obligations	(1,540)	(1,303)
Principal payments on notes	(21,250)	(207,083)
Proceeds from issuance of notes payable	—	100,000
Extinguishment of notes	—	(1,054)
Debt related costs	—	(2,697)
Common stock repurchases	(8,431)	—
Proceeds from exercise of stock options and stock warrant	1,093	4,521
Net cash used in financing activities	(30,128)	(107,616)
Effect of exchange rate changes on cash	637	486
Net change in cash and cash equivalents	15,845	(23,344)
Cash and cash equivalents, beginning of period	58,863	78,934
Cash and cash equivalents, end of period	$74,708	$55,590
Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$3,611	$14,079
Income taxes	$2,143	$1,215
Non-cash financing transactions during the periods for:
Common stock repurchases	$706	$—
The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2011	$228	$1,074,488	$(762,857)	$(14,529)	$2,237	$299,567
Stock option exercises	2	1,091				1,093
Share-based expense		9,601				9,601
Share-based award activity				(605)		(605)
Common stock repurchases				(9,137)		(9,137)
Foreign currency translation adjustment					902	902
Net income			23,794			23,794
Balance at September 30, 2012	$230	$1,085,180	$(739,063)	$(24,271)	$3,139	$325,215

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 1.    Basis of Presentation and Significant Accounting Policies
Nature of Operations
Vonage Holdings Corp. (“Vonage”, “Company”, “we”, “our”, “us”) is incorporated as a Delaware corporation. We are a leading provider of low-cost communications services connecting people through cloud-connected devices worldwide. Customers in the United States represented 93% of our subscriber lines for our broadband telephone replacement services at September 30, 2012, with the balance primarily in Canada and the United Kingdom.
Unaudited Interim Financial Information
The accompanying unaudited interim consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations, cash flows, and statement of stockholders’ equity for the periods presented. The results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.
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

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

As previously disclosed, we experienced delays and incremental costs during the course of the development and implementation of a new billing and ordering system by Amdocs Software Systems Limited and Amdocs, Inc. (collectively, "Amdocs") and the transition of customers to the system. We conducted discussions with Amdocs to resolve the issues associated with the billing and ordering system. Based on these discussions, and after our consideration of the progress made improving our overall IT infrastructure, the incremental time and costs to develop and implement the Amdocs system, as well as the expected reduction in capital expenditures, in June 2012 we and Amdocs determined that terminating the program was in the best interest of both parties. On July 30, 2012, we entered into a Settlement Agreement with Amdocs terminating the related license agreement. As a result, we wrote off our investment in the system of $25,262, net of settlement amounts to us, in the second quarter of 2012. This charge is recorded as loss from abandonment of software assets in the statement of operations.
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
Income Taxes
We recognize deferred tax assets and liabilities at enacted income tax rates for the temporary differences between the financial reporting bases and the tax bases of our assets and liabilities. Any effects of changes in income tax rates or tax laws are included in the provision for income taxes in the period of enactment. Our net deferred tax assets primarily consist of net operating loss carry forwards (“NOLs”). We are required to record a valuation allowance against our net deferred tax assets to the extent we conclude that it is more likely than not that taxable income generated in the future will be insufficient to utilize the future income tax benefit from our net deferred tax assets (namely, the NOLs) prior to expiration. In the fourth quarter of 2011, we concluded that it was more likely than not that taxable income in the future would be sufficient to utilize a significant portion of the future income tax benefit from our net deferred tax assets (namely, the NOLs) prior to expiration and we released $325,601 of the valuation allowance. We periodically review this conclusion, which requires significant management judgment. In the future, if available evidence changes our conclusions, we will make an adjustment to the related valuation allowance and income tax expense at that time. The September 30, 2012 effective rate is less than the federal statutory rate due, in part, to our Canadian operations and

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

certain discrete period items, which primarily consisted of adjustments related to stock compensation, including a non-cash deferred tax adjustment totaling $4,077 for certain stock compensation previously considered nondeductible under Section 162(m) of the Internal Revenue Code. The 2012 estimated annual effective tax rate is expected to approximate 35%, but may fluctuate due to the timing of other discrete period transactions.
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

Fair Value of Other Financial Instruments
The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, approximate fair value because of their short maturities. The carrying amounts of our capital leases approximate fair value of these obligations based upon management’s best estimates of interest rates that would be available for similar debt obligations at September 30, 2012 and December 31, 2011. We believe the fair value of our debt at September 30, 2012 was approximately the same as its carrying amount as market conditions, including available interest rates, credit spread relative to our credit rating, and illiquidity, remain relatively unchanged from the issuance date of our debt on July 29, 2011 for a similar debt instrument.
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
The following table sets forth the computation for basic and diluted net income per share for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Numerator
Numerator for basic earnings per share-net income	$13,213	$16,037	$23,794	$58,898
Numerator for diluted earnings per share	$13,213	$16,037	$23,794	$58,898
Denominator
Basic weighted average common shares outstanding	225,555	225,281	225,904	223,903
Dilutive effect of stock options and restricted stock units	8,153	15,908	7,773	18,392
Diluted weighted average common shares outstanding	233,708	241,189	233,677	242,295
Basic net income per share
Basic net income per share	$0.06	$0.07	$0.11	$0.26
Diluted net income per share
Diluted net income per share	$0.06	$0.07	$0.10	$0.24

For the three and nine months ended September 30, 2012 and 2011, the following were excluded from the calculation of diluted earnings per common share because of their anti-dilutive effects:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Common stock warrant	—	—	—	85
Restricted stock units	2,093	1,052	2,114	631
Stock options	32,973	22,442	33,333	20,379
	35,066	23,494	35,447	21,095

Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income and other comprehensive items. Other comprehensive items include foreign currency translation adjustments.
Reclassifications

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Certain reclassifications have been made to prior years’ financial statements in order to conform to the current year’s presentation. The reclassifications had no impact on net earnings previously reported.

Note 2.    Supplemental Balance Sheet Account Information
Prepaid expenses and other current assets

	September 30, 2012	December 31, 2011
Nontrade receivables	$7,043	$6,432
Services	7,635	5,767
Telecommunications	1,613	1,886
Insurance	302	795
Marketing	1,160	640
Other prepaids	1,260	1,300
Prepaid expenses and other current assets	$19,013	$16,820

Property and equipment, net

	September 30, 2012	December 31, 2011
Building (under capital lease)	$25,709	$25,709
Network equipment and computer hardware	85,472	137,053
Leasehold improvements	43,459	43,350
Furniture	857	1,102
Vehicles	93	258
	155,590	207,472
Less: accumulated depreciation and amortization	(99,237)	(139,494)
Property and equipment, net	$56,353	$67,978

Software, net

	September 30, 2012	December 31, 2011
Purchased	$86,812	$77,724
Licensed	909	909
Internally developed	36,389	37,696
	124,110	116,329
Less: accumulated amortization	(69,400)	(70,668)
abandonment of software assets	(35,547)	—
Software, net	$19,163	$45,661

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Debt related costs, net

	September 30, 2012	December 31, 2011
Senior secured term loan	$2,697	$2,697
Less: accumulated amortization	(1,670)	(690)
Debt related costs, net	$1,027	$2,007

Restricted cash

	September 30, 2012	December 31, 2011
Letter of credit-lease deposits	$5,300	$6,300
Letter of credit-energy curtailment program	256	536
	5,556	6,836
Cash reserves	97	93
Restricted cash	$5,653	$6,929

Intangible assets, net

	September 30, 2012	December 31, 2011
Patents and patent licenses	$18,164	$18,164
Trademark	560	560
	18,724	18,724
Less: accumulated amortization	(11,449)	(9,668)
Intangible assets, net	$7,275	$9,056

Accrued expenses

	September 30, 2012	December 31, 2011
Compensation and related taxes and temporary labor	$14,967	$14,773
Marketing	13,420	10,017
Taxes and fees	8,402	17,440
Litigation and settlements	89	5,063
Telecommunications	8,761	9,642
Other accruals	4,108	7,776
Customer credits	2,345	2,109
Professional fees	1,744	2,289
Accrued interest	60	7
Inventory	1,385	128
Credit card fees	333	282
Accrued expenses	$55,614	$69,526

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 3.    Supplemental Income Statement Account Information
Amounts included in revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
USF fees	$17,705	$17,301	$58,128	$52,362
Disconnect fees	$1,188	$133	$1,760	$1,233
Initial activation fees	$438	$1,097	$1,685	$4,515
Customer equipment fees	$155	$173	$545	$458
Equipment recovery fees	$19	$132	$74	$1,538
Shipping and handling fees	$409	$378	$972	$1,295

Amount included in direct cost of telephony services

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
USF costs	$17,705	$17,301	$58,128	$52,362

Amount included in direct cost of goods sold

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Shipping and handling cost	$1,788	$2,090	$5,358	$5,859

Amount included in selling, general and administrative expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Advertising costs	$24	$—	$1,684	$—

Amount included in marketing

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Advertising costs	$30,266	$31,692	$100,121	$98,019

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Depreciation and amortization expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Network equipment and computer hardware	$3,658	$4,129	$11,454	$12,813
Software	2,281	2,621	7,213	9,691
Capital leases	550	550	1,650	1,650
Other leasehold improvements	993	961	2,990	2,912
Furniture	29	59	103	231
Vehicles	4	5	12	15
Patents	594	286	1,782	858
	8,109	8,611	25,204	28,170
Property and equipment impairments	1	72	13	243
Software impairments	—	—	55	—
Depreciation and amortization expense	$8,110	$8,683	$25,272	$28,413

Amount included in interest expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Debt related costs amortization	$291	$364	$980	$994

Amount included in other income (expense), net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net gains (losses) resulting from foreign exchange transactions	$28	$(47)	$5	$(60)

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 4.    Long-Term Debt and Revolving Credit Facility
A schedule of long-term debt at September 30, 2012 and December 31, 2011 is as follows:

	September 30, 2012	December 31, 2011
3.25-3.75% Credit Facility - due 2014	$21,250	$42,500

At September 30, 2012, future payments under long-term debt obligations over each of the next five years and thereafter were as follows:

Credit Facility
2012	$7,083
2013	28,333
2014	14,167
Minimum future payments of principal	49,583
Less: current portion	28,333
Long-term portion	$21,250
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
In accordance with FASB ASC 470 “Debt Modification and Extinguishment”, substantially all of the repayment of the prior financing was treated as an extinguishment of notes resulting in a loss on early extinguishment of notes of $26,531. For the portion of the repayment of the prior financing treated as a debt modification, we carried forward $1,072 of unamortized discount, which was to be amortized to interest expense over the life of the debt using the effective interest method in addition to the $6,000 of original issue discount in connection with the 2010 Credit Facility. The amortization for the three and nine months ended September 30, 2011 was $4,013 and $6,996, respectively, including acceleration of $3,920 and $6,081, respectively, and the accumulated amortization as of September 30, 2011 was $7,072.
Repayments
In 2011, we made repayments of the entire $200,000 under the 2010 Credit Facility, of which $130,000 and $200,000 were prepaid for the three and nine months ended September 30, 2011, respectively. A loss on extinguishment of $7,985 and $11,806 were recorded for the three and nine months ended September 30, 2011, respectively, including acceleration of unamortized debt discount of $3,920 and $6,081, and debt related costs of $3,011 and $4,671, for the three and nine months ended September 30, 2011, respectively.
July 2011 Financing

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
Use of Proceeds
We used $100,000 of the net available proceeds of the 2011 Credit Facility, plus $31,000 of cash on hand, to retire all of the debt under our 2010 Credit Facility, including a $1,000 prepayment fee to holders of the 2010 Credit Facility. We also incurred $2,697 of fees in connection with the 2011 Credit Facility, which is amortized to interest expense over the life of the debt using the effective interest method. The amortization for the three and nine months ended September 30, 2012 was $291 and $980, respectively, and the amortization for both the three and nine months ended September 30, 2011 was $293. The accumulated amortization as of September 30, 2012 and December 31, 2011 was $1,670 and $690, respectively.
Repayments
For the three and nine months ended September 30, 2012, we made mandatory repayments of $7,083 and $21,250, respectively, under the senior secured term loan.
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

As of September 30, 2012, we were in compliance with all covenants, including financial covenants, for the 2011 Credit Facility.
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
Under the Preservation Plan, preferred share purchase rights will work to impose significant dilution upon any person or group which acquires beneficial ownership of 4.9% or more of the outstanding common stock, without the approval of our board of directors, from and after June 7, 2012. Stockholders that own 4.9% or more of the outstanding common stock as of the opening of business on June 7, 2012, will not trigger the preferred share purchase rights so long as they do not (i) acquire additional shares of common stock or (ii) fall under 4.9% ownership of common stock and then re-acquire shares that in the aggregate equal 4.9% or more of the common stock.
The Preservation Plan will expire no later than the close of business June 7, 2013, unless extended by our board of directors. Any extension would be subject to approval by stockholders at the 2013 annual meeting.
Common Stock Repurchases
On July 25, 2012, our board of directors authorized a program to repurchase up to $50,000 of Vonage common stock through December 31, 2013. The specific timing and amount of repurchases will vary based on available capital resources and other financial and operational performance, market conditions, securities law limitations, and other factors. The repurchases will be made using our cash resources. The repurchase program may be commenced, suspended or discontinued at any time without prior notice. In any period, cash used in financing activities related to common stock repurchases may differ from the comparable change in stockholders' equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash.

We repurchased the following shares of common stock during three and nine months ended September 30, 2012:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2012	2012
Shares of common stock repurchased (1)	4,090	4,090
Value of common stock repurchased (2)	$9,137	$9,137
(1) including 307 shares of common stock repurchases settled in October 2012.
(2) including $706 common stock repurchases paid in October 2012.
We repurchased all shares with cash resources. As of September 30, 2012, approximately $40,863 remained of our $50,000 repurchase program that we announced on July 25, 2012. The repurchase program expires on December 31, 2013 but may be suspended or discontinued at any time without notice.
Common Stock Warrant
On April 17, 2002, Vonage’s principal stockholder and Chairman received a warrant to purchase 514 shares of Common Stock at an exercise price of $0.70 per share that would have expired on June 20, 2012. As a result of the issuance of our prior third lien convertible notes, the exercise price was reduced to $0.58. At the time the warrant was exercised during the first quarter of 2011, we determined that the aggregate fair value of the warrant was $1,847, which was an increase in value of $950 from the fair value of the warrant as of December 31, 2010. This change in fair value was recorded as expense within other income (expense), net for the three and nine months ended September 30, 2011. The aggregate fair value of the warrant was reclassified to additional paid-in capital at the time of exercise. In addition, we received proceeds of $298 in connection with the exercise of the warrant.

Note 6.    Commitments and Contingencies
Litigation
IP Matters
Bear Creek Technologies, Inc. On February 22, 2011, Bear Creek Technologies, Inc. (“Bear Creek”) filed a lawsuit against Vonage Holdings Corp., Vonage America, Inc., and Vonage Marketing LLC in the United States District Court for the Eastern District of Virginia (Norfolk Division) alleging that Vonage's products and services are covered by United States Patent No. 7,899,722, entitled “System for Interconnecting Standard Telephony Communications Equipment to Internet Protocol Networks” (the “722 Patent”). The suit also named numerous other defendants, including Verizon Communications, Inc., Comcast Corporation, Time-Warner Cable, Inc., AT&T, Inc., and T-Mobile USA Inc. On August 17, 2011, the Court dismissed Bear Creek's case against the Vonage entities, as well as all the other defendants, except for one defendant. Later, on August 17, 2011, Bear Creek re-filed its complaint concerning the '722 Patent in the United States District Court for the District of Delaware against the same Vonage entities. In its Delaware complaint, Bear Creek alleges that Vonage is infringing one or more claims of the '722 Patent.  In addition, Bear Creek alleges that Vonage is contributing to and inducing infringement of one or more claims of the '722 Patent. On September 28, 2011, Vonage filed a motion to dismiss Bear Creek's claims for induced, contributory, and willful infringement, which was denied on September 27, 2012. On January 25, 2012, Bear Creek filed a motion with the United States Judicial Panel on Multidistrict Litigation seeking to transfer and consolidate its litigation against Vonage with thirteen separate actions Bear Creek filed in the U.S. District Courts for Delaware and the Eastern District of Virginia.  On May 2, 2012, the Multidistrict Litigation Panel granted Bear Creek's motion and ordered the coordination or consolidation for pretrial proceedings of all fourteen actions in the U.S. District Court for the District of Delaware. No case schedule has been set by the Court.
On April 26, 2012, the United States Patent and Trademark Office ("USPTO") granted the request of a third-party for a reexamination of the asserted '722 Patent and issued an initial Office Action rejecting all of the '722 Patent claims. After reconsideration based on statements made by the patentee, however, the USPTO on September 19, 2012 reversed its initial rejection, and confirmed all claims as patentable over the references cited in the reexamination request. A second request for reexamination of the '722 Patent was filed on September 12, 2012 by Cisco Systems, Inc., challenging the validity of the '722 Patent based on references distinct from those in the first reexamination request. No decision on this request has been issued by the USPTO.
GTZM Technology Ventures Ltd. On September 8, 2011, GTZM Technology Ventures Ltd. (“GTZM”) filed a lawsuit against Vonage Holdings Corp., Vonage America Inc. and Vonage Marketing LLC in the United States District Court for the District of Delaware alleging that Vonage's products and services are covered by United States Patent No. 5,455,859, entitled “Telephone Handset Interface for Device Having Audio Input”. This suit was dismissed and the matter resolved in August 2012 with no material effect on the Company or its consolidated financial statements.

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

OpinionLab, Inc. On July 18, 2012, OpinionLab, Inc. (“OpinionLab”) filed a lawsuit against IPerceptions, Inc. and IPerceptions US, Inc. (“IPerceptions”) alleging claims of patent infringement, breach of contract, misappropriation of trade secrets, and tortious interference with business expectancy. On August 16, 2012, OpinionLab filed an amended complaint, adding Vonage Marketing LLC and Vonage Holdings Corp. as defendants, and alleging that Vonage's products and services are covered by United States Patent Nos. 6,421,724, 6,606,581, 6,928,392, 7,085,820, 7,370,285, 8,024,668, and 8,041,805. OpinionLab alleged direct, indirect and willful infringement against Vonage. IPerceptions, the supplier to Vonage of the accused product in this lawsuit, has agreed to fully indemnify and defend Vonage in this lawsuit. On September 11, 2012, IPerceptions and Vonage each moved to dismiss OpinionLab's indirect and willful patent infringement claims, and the motions were fully-briefed on October 2, 2012. They are currently pending before the court.
From time to time, in addition to those identified above, we are subject to legal proceedings, claims, investigations, and proceedings in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment, and other matters. From time to time we receive letters or other communications from third parties initiating an opportunity for us to obtain patent licenses that might be relevant to our business or alleging that our services infringe upon third party patents or other intellectual property. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss or range of loss can be reasonably estimated. These provisions, if any, are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. We believe that we have valid defenses with respect to the legal matters pending against us and are vigorously defending these matters. Given the uncertainty surrounding litigation and our inability to assess the likelihood of a favorable or unfavorable outcome in the above noted matters and our inability to reasonably estimate the amount of loss or range of loss, it is possible that the resolution of one or more of these matters could have a material adverse effect on our consolidated financial position, cash flows or results of operations.
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
Federal – Net Neutrality
Clear and enforceable net neutrality rules would make it more difficult for broadband Internet service providers to block or discriminate against Vonage service. Also explicitly applying net neutrality rules to wireless broadband Internet service could create greater opportunities for VoIP applications that run on wireless broadband Internet service. In October 2009, the FCC

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

proposed the adoption of enforceable net neutrality rules for both wired and wireless broadband Internet service providers. The proposed rules would prohibit wired and wireless broadband Internet service providers from blocking or hindering lawful content, applications, or services and from unreasonably discriminating when transmitting lawful network traffic. In addition, broadband Internet service providers would have to publicly disclose certain information about their network management practices. In December 2010, the FCC adopted enforceable net neutrality rules based on its October 2009 proposal. All of the proposed rules in the October 2009 proposal applied to wired broadband Internet providers. The FCC applied some but not all of the proposed rules to wireless broadband service. Wireless broadband Internet services providers are prohibited from blocking or hindering voice or video applications that compete with the broadband Internet service provider's voice or video services. Wireless providers are also subject to transparency requirements, but they are not subject to the prohibition on unreasonable discrimination that applies to wired broadband Internet services providers. Final rules were filed in the Federal Register in September 2011. Shortly thereafter, a number of parties filed appeals of the rules in various federal circuit courts; some alleging that the FCC lacks authority to apply net neutrality rules to broadband service providers and some alleging that the rules did not go far enough. The D.C. Circuit Court of Appeals was selected by lottery to decide the appeals and the appeals alleging that the rules did not go far enough were dropped. The appeals alleging that the FCC lacks authority to apply the rules are pending.
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
Stand-by Letters of Credit
We had stand-by letters of credit totaling $5,556 and $6,836, as of September 30, 2012 and December 31, 2011, respectively.
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
Vendor Commitments
We have committed to purchase in-store assisted sales labor operation in retail stores we partner with to sell our services. We have committed to pay these vendors approximately $2,200 in 2012 and $6,700 in 2013, respectively. We may terminate the contract sooner subject to a minimum payment of $1,100.
We have committed to purchase customer equipment from vendors. We have committed to pay these vendors approximately $7,800 in 2012, $18,300 in 2013, and $400 in 2014, respectively.
We have committed to purchase data center equipment from a vendor for our new collocation facility in Las Vegas and upgrade in our Holmdel, New Jersey data center. We have committed to pay this vendor approximately $4,100 in 2012 and $2,400 in 2013, respectively.
State and Municipal Taxes
In accordance with generally accepted accounting principles, we make a provision for a liability for taxes when it is both probable that a liability has been incurred and the amount of the liability or range of liability can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. For a period of time, we did not collect or remit state or municipal taxes (such as sales, excise, utility, use, and ad valorem taxes), fees or surcharges (“Taxes”) on the charges to our customers for our services, except that we historically complied with the New Jersey sales tax. We have received inquiries or demands from a number of state and municipal taxing and 911 agencies seeking payment of Taxes that are applied to or collected from customers of providers of traditional public switched telephone network services. Although we have consistently maintained that these Taxes do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations, we are now collecting and remitting sales taxes in certain of those states including a number of states that have changed their statutes to expressly include VoIP. In addition, many states address how VoIP providers should contribute to support public safety agencies, and in those states we remit fees to the appropriate state agencies. We could also be contacted by state or municipal taxing and 911 agencies regarding Taxes that do explicitly apply to VoIP and these agencies could seek retroactive payment of Taxes. As such, we have a reserve of $1,742 as of September 30, 2012 as our best estimate of the potential tax exposure for any retroactive assessment. We believe the maximum estimated exposure for retroactive assessments is approximately $4,000 as of September 30, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our consolidated financial statements and the related notes included elsewhere in this Form 10-Q and our audited financial statements included in our Annual Report on Form 10-K. This discussion contains forward-looking statements. These forward-looking statements are based on information available at the time the statements are made and/or management’s belief as of that time with respect to future events and involve risks and uncertainties that could cause actual results and outcomes to be materially different. Important factors that could cause such differences include but are not limited to: the competition we face; our ability to adapt to rapid changes in the market for voice and messaging services; our ability to retain customers and attract new customers; our ability to establish and expand strategic alliances; our dependence on third party facilities, equipment, systems and services; system disruptions or flaws in our technology and systems; intellectual property and other litigation that have been and may be brought against us; failure to protect our trademarks and internally developed software; our ability to obtain or maintain relevant intellectual property licenses; results of regulatory inquiries into our business practices; uncertainties relating to regulation of VoIP services; increased governmental regulation, currency restrictions, and other restraints and burdensome taxes and risks incident to foreign operations; our dependence upon key personnel; our history of net losses and ability to achieve consistent profitability in the future; fraudulent use of our name or services; our ability to maintain data security; security breaches and other compromises of information security; our dependence on our customers' existing broadband connections; differences between our service and traditional phone services, including our 911 service; any reinstatement of holdbacks by our vendors; our ability to obtain additional financing if required; restrictions in our debt agreements that may limit our operating flexibility; the Company's available capital resources and other financial and operational performance which may cause the Company not to make common stock repurchases as currently anticipated or to commence or suspend such repurchases from time to time without prior notice; and other factors that are set forth in the “Risk Factors” in our Annual Report on Form 10-K, in our Quarterly Reports on Form 10-Q and in our Current Reports on Form 8-K. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, and therefore, you should not rely on these forward-looking statements as representing our views as of any date subsequent to the date this Form 10-Q is filed with the Securities and Exchange Commission.
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

We had approximately 2.4 million subscriber lines for broadband telephone replacement services as of September 30, 2012. We bill customers in the United States, Canada, and the United Kingdom. Customers in the United States represented 93% of our subscriber lines at September 30, 2012.

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
Regulation. Our business has developed in a relatively lightly regulated environment. The United States and other countries, however, are examining how VoIP services should be regulated. The November 2010 order by the FCC in response to a request by Kansas and Nebraska that permits states to impose state universal service fund obligations on VoIP service, discussed in Note 6 to our financial statements, is an example of efforts by regulators to determine how VoIP service fits into the telecommunications regulatory landscape. In addition to regulatory matters that directly address VoIP, a number of other regulatory initiatives could impact our business. One such regulatory initiative is net neutrality. In December 2010, the FCC adopted a revised set of net neutrality rules for broadband Internet service providers. These rules make it more difficult for broadband Internet service providers to block or discriminate against Vonage service. Several broadband Internet service providers have filed appeals of the FCC's new rules at the D.C. Circuit Court of Appeals alleging that the FCC lacks authority to apply its rules to broadband Internet service providers. In addition, on February 9, 2011, the FCC released a Notice of Proposed Rulemaking on reforming universal service and the intercarrier compensation (“ICC”) system that governs payments between telecommunications carriers primarily for terminating traffic. The FCC's adoption of an ICC proposal will impact Vonage's costs for telecommunications services. On October 27, 2011, the FCC adopted an order reforming universal service and ICC. The FCC order provides that VoIP originated calls will be subject to interstate access charges for long distance calls and reciprocal compensation for local calls that terminate to the public switched telephone network (“PSTN”). The termination charges for all traffic, including VoIP originated traffic, will transition over several years to a bill and keep arrangement (i.e., no termination charges). We believe that the order will positively impact our costs over time.

The table below includes key operating data that our management uses to measure the growth and operating performance of our business:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Gross subscriber line additions	171,628	170,344	500,431	503,736
Change in net subscriber lines	9,440	(8,939)	(9,363)	(16,162)
Subscriber lines (at period end)	2,365,524	2,388,721	2,365,524	2,388,721
Average monthly customer churn	2.5%	2.7%	2.6%	2.6%
Average monthly operating revenues per line	$29.31	$30.16	$29.79	$30.35
Average monthly direct cost of telephony services per line	$7.80	$8.25	$8.21	$8.22
Marketing costs per gross subscriber line addition	$299.26	$299.65	$319.20	$303.05
Employees (excluding temporary help) (at period end)	971	1,035	971	1,035
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
Subscriber lines. Our subscriber lines include, as of a particular date, all paid subscriber lines from which a customer can make an outbound telephone call on that date. Our subscriber lines include fax lines including fax lines bundled with subscriber lines in our small office home office calling plans and soft phones but do not include our virtual phone numbers or toll free numbers, which only allow inbound telephone calls to customers. Subscriber lines decreased from 2,388,721 as of September 30, 2011 to 2,365,524 as of September 30, 2012. For the three months ended September 30, 2012, we added 171,628 subscriber lines. We believe that the decrease in our subscriber lines from the prior year was primarily due to increasing competition, particularly from cable companies and alternative voice communication providers.
Average monthly customer churn. Average monthly customer churn for a particular period is calculated by dividing the number of customers that terminated during that period by the simple average number of customers during the period, and dividing the result by the number of months in the period. The simple average number of customers during the period is the number of customers on the first day of the period, plus the number of customers on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first 30 days after activation. Our average monthly customer churn decreased from 2.7% for the three months ended September 30, 2011 to 2.5% for the three months ended September 30, 2012 and remained flat compared to the three months ended June 30, 2012. The decline from September 30, 2011 is the result of improvements in overall customer satisfaction, as well as changes in retention processes and the impact of service agreements, which were put in place in February of 2012. Our average monthly customer churn was flat for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. During the fourth quarter of 2012, we expect stable sequential average monthly customer churn, with the potential for mild upward pressure on churn due to the removal of Pakistan from our Vonage World plan as a result of significant increases in call completion costs to Pakistan imposed by regulatory authorities in Pakistan. We monitor churn on a daily basis and use it as an indicator of the level of customer satisfaction. Other companies may calculate churn differently, and their churn data may not be directly comparable to ours. Customers who have been with us for a year or more tend to have a lower churn rate than customers who have not. In addition, our customers who are international callers generally churn at a lower rate than customers who are domestic callers. Our churn will fluctuate over time due to economic conditions, competitive pressures, marketplace perception of our services, and our ability to provide high quality customer care and network quality and add future innovative products and services.
Average monthly revenues per line. Average monthly revenues per line for a particular period is calculated by dividing our revenues for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. The simple average number of subscriber lines for the period is the number of subscriber lines on the first day of the period, plus the number of subscriber lines on the last day of the period, divided by two. Our average monthly revenues per line decreased slightly to $29.31 for the three months ended September 30, 2012 compared to $30.16 for the three months ended September 30, 2011 due primarily to plan mix, resulting from the expansion of plan offerings to meet customer segment needs, and lower activation fee revenue. We expect selected pricing actions and higher priced rate plans in the fourth quarter may offset this reduction in average monthly revenues per line.
Average monthly direct cost of telephony services per line. Average monthly direct cost of telephony services per line for a particular period is calculated by dividing our direct cost of telephony services for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. We use the average monthly direct cost of telephony services per line to evaluate how effective we are at managing our costs of providing service. Our average monthly direct cost of telephony services per line decreased to $7.80 for the three months ended September 30, 2012 compared to $8.25 for the three months ended September 30, 2011, due primarily to the decrease in domestic termination costs due to a lower customer base and more favorable rates negotiated with our service providers and the decrease in our network costs and in our E-911 costs, offset by the increase in international calling by our growing base of Vonage World customers and the increase in regulatory fees. Direct cost of telephony services both overall and on a per line basis is expected to experience upward pressure from increased international calling by our base of Vonage World customers offset by intelligent call routing, peering relationships we are implementing, and improved pricing from various carriers.
Marketing cost per gross subscriber line addition. Marketing cost per gross subscriber line addition is calculated by dividing our marketing expense for a particular period by the number of gross subscriber line additions during the period. Marketing expense does not include the cost of certain customer acquisition activities, such as rebates and promotions, which are accounted for as an offset to revenues, or customer equipment subsidies, which are accounted for as direct cost of goods sold. As a result, it does not represent the full cost to us of obtaining a new customer. Our marketing cost per gross subscriber line addition was down slightly at $299.26 for the three months ended September 30, 2012 compared to $299.65 for the three months ended September 30, 2011.
Employees. Employees represent the number of personnel that are on our payroll and exclude temporary or outsourced labor.
Revenues
Revenues consists of telephony services revenue and customer equipment and shipping revenue. Substantially all of our revenues are telephony services revenue. In the United States, we offer domestic and international rate plans to meet the needs of our customers, including a variety of residential plans, mobile plans, and small office and home office calling plans. The “Vonage World” plan, now available in the United States and Canada, offers unlimited calling across the United States and Puerto Rico, unlimited international calling to over 60 countries including India, Mexico, and China, subject to certain restrictions, and free voicemail to text messages with Vonage Visual Voicemail. Each of our unlimited plans other than Vonage World offers unlimited domestic calling as well as unlimited calling to Puerto Rico, Canada, and selected European countries, subject to certain restrictions. Each of our basic plans offers a limited number of domestic calling minutes per month. We offer similar plans in Canada and the United Kingdom. Under our basic plans, we charge on a per minute basis when the number of domestic calling minutes included in the plan is exceeded for a particular month. International calls (except for calls to Puerto Rico, Canada and certain European countries under our unlimited plans and a variety of countries under international calling plans and Vonage World) are charged on a per minute basis. These per minute fees are not included in our monthly subscription fees.
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
Direct cost of telephony services. Direct cost of telephony services primarily consists of fees that we pay to third parties on an ongoing basis in order to provide our services. These fees include:

•
Access charges that we pay to other telephone companies to terminate domestic and international calls on the public switched telephone network. These costs represented approximately 51% and 50% of our total direct cost of telephony services for the three months ended September 30, 2012 and 2011, respectively, with a portion of these payments ultimately being made to incumbent telephone companies. When a Vonage subscriber calls another Vonage subscriber, we do not pay an access charge.

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

Results of Operations
The following table sets forth, as a percentage of consolidated operating revenues, our consolidated statement of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenues	100%	100%	100%	100%

Operating Expenses:
Direct cost of telephony services (excluding depreciation and amortization)	26	27	28	27
Direct cost of goods sold	5	5	5	5
Selling, general and administrative	29	27	28	27
Marketing	25	24	25	23
Depreciation and amortization	4	4	4	5
Loss from abandonment of software assets	—	—	4	—
	89	87	94	87
Income from operations	11	13	6	13
Other Income (Expense):
Interest income	—	—	—	—
Interest expense	(1)	(1)	(1)	(2)
Change in fair value of stock warrant	—	—	—	—
Loss on extinguishment of notes	—	(4)	—	(2)
Other income (expense), net	—	—	—	—
	(1)	(5)	(1)	(4)
Income before income tax expense	10	8	5	9
Income tax expense	(4)	—	(2)	—
Net income	6%	8%	3%	9%

Summary of Results for the Three and Nine Months Ended September 30, 2012 and September 30, 2011
Revenues, Direct Cost of Telephony Services and Direct Cost of Good Sold

(in thousands, except percentages)	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2012	2011	Dollar Change	Percent Change	2012	2011	Dollar Change	Percent Change
Revenues	$207,584	$216,507	$(8,923)	(4)%	$635,403	$654,633	$(19,230)	(3)%
Direct cost of telephony services(1)	55,245	59,230	(3,985)	(7)%	175,063	177,302	(2,239)	(1)%
Direct cost of goods sold	10,444	10,711	(267)	(2)%	29,565	31,631	(2,066)	(7)%
	141,895	146,566	(4,671)	(3)%	430,775	445,700	(14,925)	(3)%

(1)	Excludes depreciation and amortization of $3,722, $3,864, $11,581, $11,855, respectively.
Revenues. For the three months ended September 30, 2012, revenues decreased by $8,923, or 4%, compared to the three months ended September 30, 2011. This was primarily driven by a decrease of $7,714 in monthly subscription fees resulting from a decreased number of subscription lines, which reduced from 2,388,721 at September 30, 2011 to 2,365,524 at September 30, 2012, and plan mix, a decrease in activation fees of $766, and a decrease in our regulatory fee revenue of $1,118, which includes an increase of $404 in USF fees offset by a decrease in regulatory recovery fees and E-911 fees of $1,522. There was a decrease in additional features revenue of $278 due primarily to customers opting for our Vonage World offering, which now includes directory assistance and voice mail to text, and a decrease in other revenue of $854 due to lower rates from our revenue sharing partners. In addition, there was a decrease in overage in plan minutes of $164, a decrease in international minutes of use revenue of $238, and a decrease of $100 in equipment and shipping revenue due to elimination of equipment recovery fees for new customers. These decreases were offset by an increase in fees that we charged for disconnecting our service of $1,055 due to reinstatement of contracts for new customers beginning in February 2012, a decrease in credits issued to subscribers of $1,014, and a decrease of $241 in bad debt expense.
For the nine months ended September 30, 2012, revenues decreased by $19,230, or 3%, compared to the nine months ended September 30, 2011. This was primarily driven by a decrease of $13,349 in monthly subscription fees resulting from a decreased number of subscription lines, which reduced from 2,388,721 at September 30, 2011 to 2,365,524 at September 30, 2012, and plan mix, a decrease in activation fees of $3,228, and a decrease in overage in plan minutes of $783. There was a reduction in international minutes of use revenue of $410 and a decrease in additional features revenue of $1,182 due primarily to customers opting for our Vonage World offering, which now includes directory assistance and voice mail to text. In addition, there was a decrease of $1,701 in equipment and shipping revenue due to lower direct customer additions and elimination of equipment recovery fees for new customers and a decrease in other revenue of $1,601 due to lower rates from our revenue sharing partners. These decreases were offset by a decrease of $582 in bad debt expense due to improved customer credit quality and lower non-pay churn, an increase in our regulatory fee revenue of $1,414, which includes an increase of $5,765 in USF fees offset by a decrease in regulatory recovery fees and E-911 fees of $4,351. There was also a decrease in credits issued to subscribers of $502 and an increase in fees that we charged for disconnecting our service of $528 due to reinstatement of contracts for new customers beginning in February 2012.
Direct cost of telephony services. For the three months ended September 30, 2012 compared to the three months ended September 30, 2011, the decrease in direct cost of telephony services of $3,985, or 7%, was primarily driven by a decrease in domestic termination costs of $1,905 due to improved termination rates, which are costs that we pay other phone companies for terminating phone calls, and fewer minutes of use and a decrease in our network costs of $2,230, which includes costs for co-locating in other carriers’ facilities, leasing phone numbers, routing calls on the Internet, E-911 costs, and transferring calls to and from the Internet to the public switched telephone network due to improved rates. There was also a decrease in local number portability costs of $193 due to lower rates and a decrease in other costs of $229. These decreases were partially offset by an increased cost of $349 from higher international call volume associated with Vonage World and an increase of USF and related fees imposed by government agencies of $222.
For the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, the decrease in direct cost of telephony services of $2,239, or 1%, was primarily driven by a decrease in domestic termination costs of $7,256 due to improved termination rates, which are costs that we pay other phone companies for terminating phone calls, and fewer minutes of use and a decrease in our network costs of $6,138, which includes costs for co-locating in other carriers’ facilities, leasing phone numbers, routing calls on the Internet, E-911 costs, and transferring calls to and from the Internet to the public switched telephone network due to improved rates. There was also a decrease in local number portability costs of $666 due to lower rates and a decrease in other costs of $368. These decreases were partially offset by an increased cost of $6,232 from higher international call volume associated with Vonage World and an increased cost of $5,956 for USF and related fees imposed by government agencies.
Direct cost of goods sold. For the three months ended September 30, 2012 compared to the three months ended September 30, 2011, the decrease in direct cost of goods sold of $267, or 2%, was primarily due to a decrease in amortization costs on deferred customer equipment of $555, a decrease in waived activation fees for new customers of $1,149 due to lower direct customer adds, and a decrease in shipping costs of $250. These decreases were offset by an increase in customer equipment costs of $1,686 from additional customers from our retail expansion started in the second quarter of 2011.
For the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, the decrease in direct cost of goods sold of $2,066, or 7%, was primarily due to a decrease in amortization costs on deferred customer equipment of $2,461, a decrease in waived activation fees for new customers of $3,140 due to lower direct customer adds, and a decrease in shipping costs of $328. These decreases were offset by an increase in customer equipment costs of $3,860 from additional customers from our retail expansion started in the second quarter of 2011.

Selling, General and Administrative

(in thousands, except percentages)	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2012	2011	Dollar Change	Percent Change	2012	2011	Dollar Change	Percent Change
Selling, general and administrative	$59,676	$59,451	$225	—%	$179,907	$176,175	$3,732	2%

Selling, general and administrative. For the three months ended September 30, 2012 compared to the three months ended September 30, 2011, there was an increase in selling, general, and administrative expenses of $225, or 0%. This increase was primarily due to higher retail kiosk costs of $896 due to the expansion of event teams and an increase in settlement costs related to litigation of $158. There was also an increase in salary related expense, outsourced temporary labor and severance costs of $1,911 and an increase in in-store support of $520 related to additional customers from our retail expansion. These increases were offset by a decrease in shared based cost of $658, a decrease in credit card fees of $1,097, a decrease in uncollected state and municipal tax expense of $101, and a decrease in facility expense of $100. There was also a decrease in other costs of $789 and a decrease in professional fees of $519.
For the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, there was an increase in selling, general, and administrative expenses of $3,732, or 2%. This increase was primarily due to higher retail kiosk costs of $2,725 due to the expansion of event teams, an increase in salary related expense, outsourced temporary labor and severance costs of $1,341, and an increase in product awareness advertising of $2,169 related to our new mobile offering launched in February 2012. There was also an increase in web hosting cost of $597, an increase in in-store support of $1,329 related to additional customers from our retail expansion, and an increase in settlement costs related to litigation of $253. These increases were offset by a decrease in uncollected state and municipal tax expense of $210, and a decrease in credit card fees of $3,245. There was also a decrease in facility expense of $330 and a decrease in shared based cost of $859.

Marketing

(in thousands, except percentages)	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2012	2011	Dollar Change	Percent Change	2012	2011	Dollar Change	Percent Change
Marketing	$51,361	$51,044	$317	1%	$159,739	$152,659	$7,080	5%

Marketing. For the three months ended September 30, 2012 compared to the three months ended September 30, 2011, marketing expense increased slightly by $317, or 1%, mainly due to the increase in investment in retail to reach targeted ethnic segments and incremental media expenses associated with the market test of our low-priced domestic offer, offset by the decrease in our investment in television.
For the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, the increase in marketing expense of $7,080, or 5%, resulted from increasing our marketing investment in television and retail to reach targeted ethnic segments and incremental media expenses associated with the market test of our low-priced domestic offer.
Depreciation and Amortization

(in thousands, except percentages)	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2012	2011	Dollar Change	Percent Change	2012	2011	Dollar Change	Percent Change
Depreciation and amortization	$8,110	$8,683	$(573)	(7)%	$25,272	$28,413	$(3,141)	(11)%

Depreciation and amortization. The decrease in depreciation and amortization of $573, or 7%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, was primarily due to lower depreciation of network equipment, computer hardware, and furniture of $539 and lower software amortization of $340 due to certain projects being fully amortized, offset by an increase in intangible asset amortization of $307 from additional intangible asset acquired during the fourth quarter of 2011.

The decrease in depreciation and amortization of $3,141, or 11%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, was primarily due to lower depreciation of network equipment, computer hardware, and furniture of $1,641 and lower software amortization of $2,424 due to certain projects being fully amortized, offset by an increase in intangible asset amortization of $922 from additional intangible assets acquired during the fourth quarter of 2011.
Loss from abandonment of software assets

(in thousands, except percentages)	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2012	2011	Dollar Change	Percent Change	2012	2011	Dollar Change	Percent Change
Loss from abandonment of software assets	$—	$—	$—	—%	$25,262	$—	$25,262	*

Loss from abandonment of software assets. The loss from abandonment of software assets of $25,262 for the nine months ended September 30, 2012 was due to the write-off of our investment in the Amdocs system, net of settlement amounts to the Company, during the second quarter of 2012.

Other Income (Expense)

(in thousands, except percentages)	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2012	2011	Dollar Change	Percent Change	2012	2011	Dollar Change	Percent Change
Interest income	$30	$33	$(3)	(9)%	$80	$112	$(32)	(29)%
Interest expense	(1,402)	(2,926)	1,524	52%	(4,719)	(15,116)	10,397	69%
Change in fair value of stock warrant	—	—	—	*	—	(950)	950	100%
Loss on extinguishment of notes	—	(7,985)	7,985	100%	—	(11,806)	11,806	100%
Other income (expense), net	28	(47)	75	160%	5	(5)	10	200%
	$(1,344)	$(10,925)	$9,581		$(4,634)	$(27,765)	$23,131

Interest income. For the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011, the interest income decreased slightly.
Interest expense. For the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011, the decrease in interest expense was due to lower principal outstanding and the reduced interest rate on our credit facility (the "2011 Credit Facility") entered into in connection with our refinancing in July 2011.

Change in fair value of stock warrant. The change in the fair value of our stock warrant fluctuated with changes in the price of our common stock and was an expense of $950 for the nine months ended September 30, 2011, as the stock warrant was exercised during the three months ended March 31, 2011. An increase in our stock price resulted in expense while a decrease in our stock price resulted in income.
Loss on extinguishment of notes. The loss on extinguishment of notes for the three and nine months ended September 30, 2011 was due to the acceleration of unamortized debt discount and debt related costs in connection with prepayments of our 2011 Credit Facility.
Other. For the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011, net other income and expense increased by $75.

Provision for Income Taxes

(in thousands, except percentages)	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2012	2011	Dollar Change	Percent Change	2012	2011	Dollar Change	Percent Change
Income tax expense	$(8,191)	$(426)	$(7,765)	(1,823)%	$(12,167)	$(1,790)	$(10,377)	(580)%
Effective tax rate	38.3%	2.6%			33.8%	2.9%
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
The effective tax rate is calculated by dividing the income tax expense by income before income tax expense. The effective rate for the nine months ended September 30, 2012 was less than the federal statutory rate due, in part, to our Canadian operations and certain discrete period items, which primarily consisted of adjustments related to stock compensation, including a non-cash deferred tax adjustment totaling $4,077, for certain stock compensation previously considered nondeductible under Section 162(m) of the Internal Revenue Code.  The 2012 estimated annual effective tax rate is expected to approximate 35%, but may fluctuate each quarter due to the timing of other discrete period transactions.
The 2011 provision represents the federal alternative minimum tax and state and local income taxes currently payable.
Net Income

(in thousands, except percentages)	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2012	2011	Dollar Change	Percent Change	2012	2011	Dollar Change	Percent Change
Net income	$13,213	$16,037	$(2,824)	(18)%	$23,794	$58,898	$(35,104)	(60)%

Net income. Based on the explanations described above, our net income of $13,213 for the three months ended September 30, 2012 decreased by $2,824, or 18%, from net income of $16,037 for the three months ended September 30, 2011.
Based on the explanations described above, our net income of $23,794 for the nine months ended September 30, 2012 decreased by $35,104, or 60%, from net income of $58,898 for the nine months ended September 30, 2011.
Liquidity and Capital Resources
Overview
The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2012	2011
	(in thousands)
Net cash provided by operating activities	$58,797	$108,141
Net cash used in investing activities	(13,461)	(24,355)
Net cash used in financing activities	(30,128)	(107,616)

For the nine months ended September 30, 2012, we generated income from operations. We expect to continue to balance efforts to grow our customer base while consistently achieving operating profitability. To grow our customer base, we continue to make investments in marketing, application development as we seek to launch new services, network quality and expansion, and customer care. Although we believe we will achieve consistent profitability in the future, we ultimately may not be successful and we may not achieve consistent profitability. We believe that cash flow from operations and cash on hand will fund our operations for at least the next twelve months.
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
Repayments
For the three and nine months ended September 30, 2012, we made mandatory repayments of $7,083 and $21,250, respectively, under the senior secured term loan.
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

As of September 30, 2012, we were in compliance with all covenants, including financial covenants, for the 2011 Credit Facility.
The 2011 Credit Facility contains customary events of default that may permit acceleration of the debt. During the continuance of a payment default, interest will accrue at a default interest rate of 2% above the interest rate which would otherwise be applicable, in the case of loans, and at a rate equal to the rate applicable to base rate loans plus 2%, in the case of all other amounts.
State and Local Sales Taxes
We also have contingent liabilities for state and local sales taxes. As of September 30, 2012, we had a reserve of $1,742. If our ultimate liability exceeds this amount, it could affect our liquidity unfavorably. However, we do not believe it will significantly impair our liquidity.
Capital Expenditures
For the nine months ended September 30, 2012, capital expenditures were primarily for the implementation of software solutions and purchase of network equipment as we continue to expand our network. Our capital expenditures for the nine months ended September 30, 2012 were $14,741, of which $10,184 was for software acquisition and development. The majority of these expenditures are comprised of investments in information technology and systems infrastructure, including an electronic data warehouse, online customer service, customer management platforms, and the new Amdocs billing and order management system. As previously disclosed, we experienced delays and incremental costs during the course of the development and implementation of the new billing and ordering system and the transition of customers to the system. We conducted discussions with Amdocs to resolve the issues associated with the billing and ordering system. Based on these discussions, and after our consideration of the progress made improving our overall IT infrastructure, the incremental time and costs to develop and implement the Amdocs system, as well as the expected reduction in capital expenditures, in June 2012 we and Amdocs determined that terminating the program was in the best interest of both parties. On July 30, 2012, we entered into a settlement agreement with Amdocs terminating the related license agreement. As a result, we determined that a write-off of our investment in the system of $25,262, net of settlement amounts to the Company, was required in the second quarter of 2012. This charge is recorded as loss from abandonment of software assets in the statement of operations. For 2012, we believe our capital and software expenditures will be between $30,000 and $35,000.
Common Stock Repurchases
On July 25, 2012, our board of directors approved a plan to buy back up to $50,000 of Vonage common stock through December 31, 2013. The specific timing and amount of repurchases will vary based on available capital resources and other financial and operational performance, market conditions, securities law limitations, and other factors. The repurchases will be made using our cash resources. The repurchase program may be commenced, suspended or discontinued at any time without prior notice. In any period, cash used in financing activities related to common stock repurchases may differ from the comparable change in stockholders' equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash. For both the three and nine months ended September 30, 2012, we repurchased $9,137, or 4,090 shares of Vonage common stock.
Operating Activities
Cash provided by operating activities decreased to $58,797 for the nine months ended September 30, 2012 compared to $108,141 for the nine months ended September 30, 2011, primarily due to planned investments in our growth initiatives, lower revenues and changes in working capital.

Changes in working capital requirements include changes in accounts receivable, inventory, prepaid and other assets, accounts payable, accrued and other liabilities, and deferred revenue and costs. Cash used for working capital requirements increased by $32,947 during the nine months ended September 30, 2012 compared to the prior year period primarily due to timing of payments.
Investing Activities
Cash used in investing activities for the nine months ended September 30, 2012 of $13,461 was attributable to capital expenditures of $4,557 and development of software assets of $10,184, offset by a decrease in restricted cash of $1,280 due primarily to the return of part of the security deposit on our leased office property in Holmdel, New Jersey.
Cash used in investing activities for the nine months ended September 30, 2011 of $24,355 was attributable to capital expenditures of $8,853 and development of software assets of $16,550, offset by a decrease in restricted cash of $1,048 due primarily to the return of partial security deposit on our leased office property in Holmdel, New Jersey.

Financing Activities
Cash used in financing activities for the nine months ended September 30, 2012 of $30,128 was primarily attributable to $21,250 in 2011 Credit Facility principal payments, $1,540 in capital lease payments, and $8,431 in common stock repurchases, offset by $1,093 in proceeds received from the exercise of stock options.
Cash used in financing activities for the nine months ended September 30, 2011 of $107,616 was primarily attributable to $200,000 in 2010 Credit Facility principal payments and $7,083 in 2011 Credit Facility principal payment, respectively, $1,303 in capital lease payments, and $2,697 in 2011 Credit Facility debt related cost payments, offset by $100,000 in proceeds received from the issuance of the 2011 Credit Facility and $4,521 in proceeds received from the exercise of stock options and a common stock warrant.
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
Under the Preservation Plan, preferred share purchase rights will work to impose significant dilution upon any person or group which acquires beneficial ownership of 4.9% or more of the outstanding common stock, without the approval of our board of directors, from and after June 7, 2012. Stockholders that own 4.9% or more of the outstanding common stock as of the opening of business on June 7, 2012 will not trigger the preferred share purchase rights so long as they do not (i) acquire additional shares of common stock or (ii) fall under 4.9% ownership of common stock and then re-acquire shares that in the aggregate equal 4.9% or more of the common stock.
The Preservation Plan will expire no later than the close of business June 7, 2013, unless extended by our board of directors. Any extension would be subject to approval by our stockholders at the 2013 annual meeting.
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

If the interest rate on our variable rate debt changed by 1%, our annual debt service payment would change by approximately $500.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 2(a) and (b) are not applicable.
(c) Common stock repurchases (in thousands, except per share value):

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		(d) Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Program
July 1, 2012 - July 31, 2012	—		$—	—		$50,000
August 1, 2012 - August 31, 2012	1,997	(1)	$2.10	1,997	(1)	$45,804	(3)
September 1, 2012 - September 30, 2012	2,093	(2)	$2.36	2,093	(2)	$40,863	(4)
	4,090			4,090
(1) including 400 shares of common stock repurchases settled in September 2012.
(2) including 307 shares of common stock repurchases settled in October 2012.
(3) including $855 of common stock repurchases paid in September 2012.
(4) including $706 of common stock repurchases paid in October 2012.
During the three months ended September 30, 2012, we repurchased 4,090 shares of Vonage Holdings Corp. common stock for $9,137 using cash resources. The repurchases occurred in the open market and pursuant to a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934. As of September 30, 2012, approximately $40,863 remained of our $50,000 repurchase program that we announced on July 25, 2012. The program expires on December 31, 2013 but may be suspended or discontinued at any time without notice.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
None

Item 5.	Other Information
None

Item 6.	Exhibits

†10.1	Settlement Agreement, dated July, 30, 2012, by and among Vonage Network LLC, Amdocs Software Systems Limited, and Amdocs, Inc. (1)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101
The following financial statements from Vonage Holdings Corp.’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2012, filed with the Securities and Exchange Commission on November 1, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Stockholders’ Deficit; and (vi) the Notes to Consolidated Financial Statements.

(1) Filed herewith.
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

VONAGE HOLDINGS CORP.

Dated:	November 1, 2012	By:	/s/ BARRY ROWAN
Barry Rowan Executive Vice President, Chief Financial Officer, Chief Administrative Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

†10.1	Settlement Agreement, dated July, 30, 2012, by and among Vonage Network LLC, Amdocs Software Systems Limited, and Amdocs, Inc. (1)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101
The following financial statements from Vonage Holdings Corp.’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2012, filed with the Securities and Exchange Commission on November1, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Stockholders’ Deficit; and (vi) the Notes to Consolidated Financial Statements.

(1) Filed herewith.
† Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.