Form 10-K
period 2012-12-31
VONAGE HOLDINGS CORP
filed 2013-02-13
CIK 1272830

UNITED STATES SECURITIES AND EXCHANGE COMMISSION • WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934	or	☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
	For the fiscal year ended December 31, 2012			For the transition period from to

 Commission file number 001-32887
VONAGE HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

Delaware	11-3547680
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23 Main Street, Holmdel, New Jersey	07733
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (732) 528-2600

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.001 Per Share	The New York Stock Exchange
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
☐  Large accelerated filer    ☒  Accelerated filer
☐  Non-accelerated filer (Do not check if a smaller reporting company)    ☐  Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐  No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2012 was $344,612,156 based on the closing price of $2.01 per share.
The number of shares outstanding of the registrant’s common stock as of January 31, 2013 was 214,103,180.
Documents Incorporated By Reference
Selected portions of the Vonage Holdings Corp. definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2012, are incorporated by reference in Part III of this Form 10-K.

VONAGE HOLDINGS CORP.
FORM 10-K
FOR THE FISCAL YEAR ENDED December 31, 2012

FORWARD-LOOKING STATEMENTS

VONAGE ANNUAL REPORT 2012

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
The words "plan," “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events, are subject to certain risks, uncertainties, and assumptions, and are not a guarantee of future performance. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in such forward-looking statements or information. In light of the significant uncertainties in these forward-looking statements, you should not place undue reliance on these forward-looking statements. The forward-looking statements and information contained in this Annual Report on Form 10-K relate to events and state our beliefs and the assumptions made by us only as to the date of this Annual Report on Form 10-K. We do not intend to update these forward-looking statements, except as required by law.
In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Annual Report on Form 10-K, any exhibits to this Form 10-K and other public statements we make. Such factors include, but are not limited to: the competition we face; our ability to adapt to rapid changes in the market for voice and messaging services; our ability to retain customers and attract new customers; our ability to establish and expand strategic alliances; governmental regulation and related actions and taxes in our international operations; increased market and competitive risks, including currency restrictions, in our international operations; risks related to the acquisition or integration of future businesses or joint ventures; our ability to obtain or maintain relevant intellectual property licenses; intellectual property and other litigation that have been and may be brought against us; failure to protect our trademarks and internally developed software; security breaches and other compromises of information security; our dependence on third party facilities, equipment, systems and services; system disruptions or flaws in our technology and systems; uncertainties relating to regulation of VoIP services; liability under anti-corruption laws; results of regulatory inquiries into our business practices; fraudulent use of our name or services; our ability to maintain data security; our dependence upon key personnel; our dependence on our customers' existing broadband connections; differences between our service and traditional phone services, including our 911 service; restrictions in our debt agreements that may limit our operating flexibility; our ability to obtain additional financing if required; any reinstatement of holdbacks by our vendors; our history of net losses and ability to achieve consistent profitability in the future; and other factors that are set forth in the “Risk Factors” section and other sections of this Annual Report on Form 10-K, as well as in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

FINANCIAL INFORMATION PRESENTATION

For the financial information discussed in this Annual Report on Form 10-K, other than per share and per line amounts, dollar amounts are presented in thousands, except where noted. All trademarks are the property of their owners.

1     VONAGE ANNUAL REPORT 2012

PART I

ITEM 1. Business

OVERVIEW AND STRATEGY
OVERVIEW
We are a leading provider of communications services connecting people through cloud-connected devices worldwide. We rely heavily on our network, which is a flexible, scalable Session Initiation Protocol (SIP) based Voice over Internet Protocol, or VoIP, network. This platform enables a user via a single “identity,” either a number or user name, to access and utilize services and features regardless of how they are connected to the Internet, including over 3G, 4G, Cable, or DSL broadband networks. This technology enables us to offer our customers attractively priced voice and messaging services and other features around the world on a variety of devices.
Over the past five years, we have fundamentally transformed our company - strategically, operationally and financially. Strategically, we shifted our primary focus to serving rapidly growing but under-served ethnic segments in the United States with international calling needs. We improved our value proposition by being the first to deliver flat-rate, unlimited calling to over 60 countries with the launch of our Vonage World service, and we were the first to provide easy-to-use, enhanced features, like voice-to-text translation and mobile Extension services, at no extra cost. These strategic shifts have resulted in new customers with a higher average lifetime value and a better churn profile than those in the past. Reflecting the higher value proposition, we have increased our average revenue per user over this time period.
Our focus on operations during this period has resulted in a significantly improved cost structure. We have implemented operational efficiencies throughout our business and have reduced domestic and international termination costs per minute, and customer care costs. Importantly, we have enabled structural cost reductions while significantly improving network call quality and customer service performance. Improvements in the overall customer experience have contributed to lower churn, which declined from highs of 3.6% in July 2009 to 2.5% at the end of the 2012.
Through debt refinancings in December 2010 and July 2011, we have fundamentally improved our balance sheet, reducing annual interest expense from $49 million in 2010 to $6 million in 2012 and reducing interest rates from as high as 20% in 2009 to less than 4% today.
In part as a result of our operational and financial stability, on February 7, 2013, Vonage's Board of Directors discontinued the remainder of our existing share repurchase program effective at the close of business on February 12, 2013 with $16,682 remaining, and authorized a new program to repurchase up to $100,000 of the Company's outstanding shares by December 31, 2014. We believe our repurchase program reflects our balanced approach to capital allocation as we invest for growth through our growth initiatives and deliver value to shareholders without compromising our ongoing operational needs.
Having achieved operational and financial stability, we are focused on driving revenue through three major growth initiatives. The first growth initiative is in our core North American markets, where we will continue to provide value in international long distance and target under-served ethnic segments, and we expect to enter the low-end domestic market with a secondary brand. Our second growth initiative is international expansion outside of North America through strategic partnerships. Our third growth initiative is mobile services, which we view as a strategic enabler of the Company's entire product offering.

>	Core North American Markets

International long distance. We are solidifying our core business through continued penetration of international calling segments. The markets for international long distance are large and growing, and they allow us to leverage our VoIP network by providing customers a low-cost and convenient alternative to services offered by telecom and cable providers and international calling cards. According to industry data, the total outbound international long distance calling market is estimated to be $80 billion, and approximately 10 to 15 percent of all US households make international long distance calls, using a mix of home and mobile phones.
An increasing proportion of our customer base are international callers. Approximately 50 percent of our customers are now on Vonage World, and approximately 40 percent are international long distance callers and we continue to focus on strengthening this component of our customer base. Targeting the substantial market opportunities for customers calling Mexico and Southeast Asia, we launched several new calling plans in 2012, and were the first to provide unlimited calling to mobile phones in both Mexico and South Korea.
To increase the visibility of our international long distance plans, we have shifted an increasing portion of our marketing budget from broad national advertising as we target attractive segments of the international long distance market. We have direct sales channels where customers can subscribe to our services on-line or through our toll-free number, as well as a retail distribution channel through regional and national retailers and localized street teams. Our retail distribution outlets include Walmart, Best Buy, Kmart, Sears, RadioShack, Fry's and Microcenter.
Sales from our assisted selling initiative, where we place Vonage sales representatives in mass merchant stores to proactively engage customers, have increased as a portion of total sales. We have increased the number of stores with assisted selling to more than 300 at the end of 2012 and we expect to expand that number in 2013. In addition, we have nearly 375 part-time sales agents, organized in community teams, selling Vonage services directly to consumers in targeted ethnic segments. We have a presence in nearly every major ethnic market in the United States and we are expanding in Canada.
Low-end domestic. While our primary emphasis remains the international long distance calling market in the United States, the domestic-only calling segment, with over 40 million broadband households, remains a sizeable opportunity which we expect to target with our low-priced domestic calling only BasicTalk product. We believe this segment represents a large incremental market opportunity for light users and security-conscious households, often with poor in-home wireless coverage.

>	International Expansion
Expansion opportunities outside of the United States. We currently have operations in the United States, United Kingdom, and Canada and believe that our low-cost Internet based communications platform enables us to cost effectively deliver voice and messaging services to other locations throughout the world.
The global consumer communications market is estimated to be $200 billion and growing at approximately 7% per year. We are expanding our geographic footprint through partnerships and are pursuing a range of business concepts which include jointly providing low rates and expanded footprints with international partners, to placing kiosks in foreign locations, to providing a full suite of communications services sold and marketed by other companies.
In 2012, we signed our first partnership with Globe in the Philippines, offering a Philippines calling plan for the more than three million Filipinos living in the United States. In February 2013, we signed

2     VONAGE ANNUAL REPORT 2012

our second international partnership, a joint venture with Datora Telecomunicacoes Ltda., to deliver communications services in Brazil. We are in discussions with other prospective international partners in countries we have targeted for expansion. These partnerships underscore our strategy to expand our services beyond North America and the United Kingdom.

>	Mobile Services
Mobile and other connected device services. Mobility has become central to our development priorities, including enhancements to our core services, international expansion opportunities, and standalone products. Over the past 18 months, we have built a mobile platform that has the ability to deliver high-quality voice, messaging, and in the future, video communication, across wired and wireless data networks. In addition, we recently conducted a technical trial of our new mobile roaming feature in Western Europe.
In early 2012, we introduced Vonage Mobile, our all-in-one mobile application that provides free calling and messaging between users who have the application, as well as low-cost international calling to more than 200 countries to any other phone.
Customer interest in our patented Extensions product, which allows consumers to extend their Vonage home phone service to another phone, including mobiles, continues to grow, and we now have 28% of our customer base signed up to use Vonage on their mobile phone through this service. 24% of all international calls on our network now originate from a mobile phone. Our recently launched Digital Calling Card for mobile phones makes use of the same platform, directly competing with traditional calling card services.
We had approximately 2.4 million subscriber lines for broadband telephone replacement services as of December 31, 2012. We bill customers in the United States, Canada, and the United Kingdom. Customers in the United States represented 93% of our subscriber lines at December 31, 2012.

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
As of December 31, 2012, approximately 95% of our United States subscriber lines were for residential service. Our primary residential offering is Vonage World with approximately 1.1 million subscriber lines as of December 31, 2012. For a flat monthly fee, this plan includes unlimited local calling and unlimited calling to landline phones in all cities and locations in more than 60 countries, including India, Mexico, and China, and unlimited calling to mobile phones in certain of those countries. In addition, the Vonage World offer includes unlimited Vonage Visual Voicemail, which is “readable voicemail” delivered via email or SMS text message, Vonage Extensions, which extends the plan to additional phone numbers and devices including smartphones and feature phones, and directory assistance. We also market other residential plans that include enhanced features or limited minutes, in addition to offering our legacy Residential Premium Unlimited plan to existing customers.
We view the small and home office market as a potential growth market. In the United States we offer two small and home office calling plans, one of which offers unlimited local and long distance calling anywhere in the United States, Canada, Puerto Rico, and five European countries and another that includes a specified number of minutes in the United States, Canada, and Puerto Rico. Both plans offer a free dedicated fax line.

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
Each of our residential, small office and home office calling plans provides a number of basic features including call waiting, caller ID with name, call forwarding, and voicemail. We also offer, in some cases for additional fees, a number of enhanced services that we believe help differentiate our service from our competitors, such as:

>	Area Code Selection. Customers can select from approximately 281 United States area codes for their telephone number for use with our service, regardless of physical location.

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
Devices
In order to access our residential, small office, and home office services, a customer need only connect a standard telephone to a broadband Internet connection through a small Vonage-enabled device. After connecting the device, our customers can use their telephone to make and receive calls. Many of our adapters include a networking router and generally permit a subscriber to connect up to two Vonage lines through a high-speed Internet connection. Vonage-enabled devices allow customers to use the Internet connection for their computer and telephones at the same time while ensuring a high quality calling experience. We also offer a cordless multi-phone system solution. Our plug-and-play Vonage-enabled devices permit portability as customers can take their Vonage device to different locations where broadband service is available. Since May 2009, we generally have not charged new customers for the adapters permitting use of our service.
WORK OERATIONS

NETWORK OPERATIONS

3     VONAGE ANNUAL REPORT 2012

Our network operations are conducted by a wholly-owned subsidiary that holds our networking equipment and employs the personnel who develop and operate our technology.
The Vonage network uses our customer’s existing high-speed broadband Internet service to allow calls over the Internet either from a standard telephone through a Vonage-enabled device or through soft phone software or mobile client applications. Our service is not dependent on any specific type or provider of Internet service, and our customers are free to change their Internet service provider in response to a competitive alternative, or because they have moved to a different location. Our Vonage-enabled devices, soft phone software, and mobile client applications allow our customers to be authenticated and authorized to access our network in a secure manner.
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

4     VONAGE ANNUAL REPORT 2012

effective media mixes.
We make use of marketing research to gain consumer insights into brand, product, and service performance, and utilize those learnings to improve our messaging and media plans. Market research is also leveraged in the areas of testing, retention marketing, and product marketing to ensure we bring compelling products and services to market for our customers.

SALES AND DISTRIBUTION
Direct Sales
Our primary sales channels for our home telephone replacement services have been in-bound telemarketing and online direct sales. Customers can subscribe to our services at our websites, http://www.vonage.com, http://www.vonage.ca and http://www.vonage.co.uk, or through multiple toll free numbers including 1-877-4VONAGE. We are also increasing efforts to focus on promising international long distance markets. In 2012, we continued to enhance our complete Spanish language experience for our customers, including 24 hour per day inbound telesales, full customer service, a Spanish language online environment and purchasing experience, television advertising, as well as direct mail.
Retail Sales
In addition to our direct sales channel, we also offer sales through our retail channel. In 2012, we continued to increase our retail presence at leading regional and national retailers, including Walmart, Sears, Kmart, Best Buy, Fry’s Electronics, and Microcenter, and with the addition of Radio Shack we are currently present in over 8,000 locations. We believe that the availability of our devices through premier retailers enhances and reinforces the Vonage brand, and that the retail channel increases our ability to acquire mainstream consumers by reaching them in a familiar and interactive shopping environment. National and regional retailers provide Vonage with a wide footprint to distribute our service.
Community Sales Channels
We have opened Vonage kiosks throughout the United States and continue to look at ways to optimize sales performance at each kiosk location while looking at growth opportunities in favorable geographic markets. We refined our kiosk operations in 2012 by supplementing our fixed cost kiosks with pay for performance cost structures in certain markets. In addition, we have expanded our key market presence in markets with high ethnic concentration with the introduction of community sales teams in 2010. Our community sales teams provide culturally relevant ways to connect with customers at a grass roots level. We expanded our community sales team presence in 2012 and now operate in over 35 markets across 20 states and Canada.
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
Customers who cannot or do not wish to resolve their questions through our website may contact a customer care representative through our toll free number. We staff our customer care organization through a combination of our own employees and outsourced customer care representatives. All new customer care representatives are trained through an established program developed by Vonage. We also have a separate team that provides advanced technical support for resolving customers’ complex issues. We use extensive monitoring of call quality and customer satisfaction scores to determine additional training or coaching requirements for individual associates and to drive continuous improvement in our processes, policies, and technology. We offer support in English, Spanish, and French Canadian.
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

INTELLECTUAL PROPERTY

We believe that our technological position depends primarily on the experience, technical expertise, and creative ability of our employees. We routinely review our technological developments with our technology staff and business units to identify the aspects of our technology that provide us with a technological or commercial advantage and file patent applications as necessary to protect our technology in the United States and internationally. Our company policies require our employees to assign their intellectual property rights to us and to treat proprietary know-how and materials as our confidential information.
In addition to developing technology and intellectual property, we evaluate for potential licensing and acquisition technology and intellectual property of third parties to identify opportunities that may provide us with a strategic or commercial advantage in exchange for royalties or other consideration. From time to time we receive letters from third parties inviting us to obtain patent licenses that might be relevant to our business. As a result of these efforts, we have acquired multiple U.S. and foreign patents, and obtained licenses to numerous other patents. From time to time, we also have become involved in litigation alleging that our products or services infringe on third party patents or other intellectual property rights. See “Item 3. - Legal Proceedings-IP Matters.”
We are the owner of numerous United States and international trademarks and service marks and have applied for registration of our trademarks and service marks in the United States and abroad to establish and protect our brand names as part of our intellectual property strategy. Examples of our registered marks include Vonage®, Vonage Mobile®, Vonage Visual Voicemail® and Vonage Extensions®.
We endeavor to protect our internally developed systems and technologies and maintain our trademarks and service marks. Typically, we enter into confidentiality agreements with our employees, consultants, customers, and vendors in an effort to control access to and distribution of our technology, software, documentation, and other information.

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

5     VONAGE ANNUAL REPORT 2012

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
In many cases, we charge prices that are lower than prices charged by the traditional phone and cable companies. In addition, some of our competitors offer low introductory pricing followed by an increase in price after a certain period of time. We believe that these step-up promotions enable us to gain market share by attracting customers who leave our competitors following these price increases. We believe that we also currently compete successfully with the traditional phone and cable companies on the basis of the features we offer that they may not (such as area code selection, portable service, virtual phone numbers, and readable voice mail). We offer many of these features at no extra charge.
Wireless telephone companies
We also compete with wireless phone companies, such as AT&T, Sprint, T-Mobile, and Verizon Wireless, for both our broadband telephone services and our mobile services. Some consumers use wireless phones, instead of VoIP phones, as a replacement for a wireline phone. Also, wireless phone companies increasingly are providing wireless broadband Internet access to their customers. As wireless providers offer more minutes at lower prices and other services that improve calling quality, their services have become more attractive to households as a competitive replacement for wireline service. In addition, wireless providers are also offering standalone wireless home services as well as the ability to link multiple devices for telephony service. Wireless telephone companies have a strong retail presence and have significant financial resources. We are developing next-generation services to meet the emerging needs of mobile and other connected device users by delivering easy-to-use applications that provide significant cost savings in large existing markets. We believe that our efforts will capitalize on favorable trends including the proliferation of low or no-cost Wi-Fi and other broadband around the world, accelerating smart phone adoption rates, and the growth of social communities.
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

EMPLOYEES

As of December 31, 2012, we had 983 employees. None of our employees are subject to a collective bargaining agreement.

AVAILABLE INFORMATION

We were incorporated in Delaware in May 2000 and changed our name to Vonage Holdings Corp. in February 2001. We maintain a website with the address www.vonage.com. The information contained on our website is not included as a part of, or incorporated by reference

6     VONAGE ANNUAL REPORT 2012

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

7     VONAGE ANNUAL REPORT 2012

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
The telecommunications industry is highly competitive. We face continued intense competition from traditional telephone companies, cable companies, wireless companies, and alternative communication providers. Our competitors include the traditional telephone service providers, including AT&T, Verizon Communications, and CenturyLink, which provide telephone service based on the public switched telephone network. Some of these traditional providers also have added VoIP services to their existing telephone and broadband offerings. We also face competition from cable companies, such as Cablevision, Charter Communications, Comcast Corporation, Cox Communications, and Time Warner Cable. Traditional telephone service providers and cable companies have added VoIP services to their existing bundled cable television and broadband offerings. Further, as wireless providers, including AT&T, Sprint, T-Mobile, and Verizon Wireless, offer more minutes at lower prices, better coverage, and companion landline alternative services, their services have become more attractive to households as a replacement for wireline service.
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
We also compete against alternative communication providers, such as magicJack, Skype, and Google Voice, some of which are larger than us, have greater name and brand recognition, and have the ability to devote greater resources to their communications services. Some of these service providers, including Internet product and software companies, have chosen to sacrifice telephony revenue in order to gain market share or attract customers to their platform or have lower cost structures and have offered their services at low prices or for free or are using different payment structures such as one-time or low annual fees. As we continue the introduction of applications that integrate different forms of voice and messaging services over multiple devices, we face competition from emerging competitors focused on similar integration, as well as from established alternative communication providers. In order to compete with such service providers, we may have to reduce our prices, which would impair our profitability, or offer additional features that may cause us to incur additional costs without commensurate price increases.
In connection with our increasing emphasis on the international long distance market, we face competition from low-cost international calling cards, digital calling cards and VoIP providers in addition to traditional telephone companies, cable companies, and wireless companies. To the extent that these providers target marketing to the same ethnic segments that we target or strengthen their offerings to these segments, we may have to reduce our prices or increase promotions, which would impair our profitability, or offer additional features that may cause us to incur additional costs without commensurate price increase.
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
To address these issues, we are targeting revenue growth in large, existing international and mobile markets. Our growth initiatives, focused on the international long distance market, international expansion, and mobile markets, require us to enhance our current products and plans, and develop new products and plans on a timely basis to keep pace with market needs and satisfy the increasingly sophisticated requirements of customers. For example, in early 2012, we introduced Vonage Mobile, our all-in-one mobile application that provides free calling and messaging between users who have the application, as well as traditional paid international calling to any other phone. Vonage Mobile is downloadable for free. In the future, we may enhance this service or introduce other similar services for mobile and other connected devices. These services may include optional added cost premium services such as international calling plans, alternatives for high priced international roaming services, and lower cost text messaging. If we are unable to attract users of these premium services offered by Vonage Mobile or future offerings, our net revenues may fail to grow as we expect.
VoIP and messaging technology is complex, and new products and plans and enhancements to existing products and plans can require long development and testing periods. Any delays in developing and releasing new or enhanced products and plans could cause us to lose revenue opportunities and customers. Any technical flaws in products we release could diminish the innovative impact of the products and have a negative effect on customer adoption and our reputation.

8     VONAGE ANNUAL REPORT 2012

We also are subject to the risk of future disruptive technologies. New products based on new technologies or new industry standards could render our existing products obsolete and unmarketable. If new technologies develop that are able to deliver competing voice and messaging services at lower prices, better or more conveniently, it could have a material adverse effect on us.
If we are unsuccessful at retaining customers or attracting new customers, including customers who pay for our services for mobile and other internet connected devices, we may experience a reduction in revenue or may be required to spend more money or alter our marketing approaches to grow our customer base.
Our rate of customer terminations for our broadband telephone replacement services, or average monthly customer churn, was 2.6% for the year ended December 31, 2012. During 2012, we added 570,316 customers while 629,984 of our customers terminated their service. Our churn rate could increase in the future if customers are not satisfied with the quality and reliability of our network, the value proposition of our products, and the ability of our customer service to meet the needs and expectations of our customers. In addition, competition from traditional telephone companies, cable companies, wireless companies, alternative communications providers, and low-cost international calling cards, disruptive technologies, general economic conditions, and our ability to activate and register new customers on the network, also influence our churn rate. We will have similar issues with customers for Vonage Mobile and other services for mobile and other Internet connected devices as that business develops.
As we continue to emphasize the international long distance market, we expect our churn to be impacted by the ethnic segments that we target. For example, we have found that certain ethnic segments have higher churn due to inability to use our existing payment methods. We may not be able to educate these customers in these payment methods or offer alternative payment methods that serve the needs of these customers. In addition, higher proportions of certain ethnic segments that we target may be more likely to have poor or no credit history, indicating that they may have more difficulty affording the service, leading to higher churn for these customers.
Because of customer losses, we have to acquire new customers on an ongoing basis just to maintain our existing level of customers and revenues. As a result, marketing expense, and the effectiveness of our marketing vendors, is an ongoing requirement to maintain or grow our business. If our churn rate increases, we will have to acquire even more new customers in order to maintain our existing revenues. We incur significant costs to acquire new customers, and expect to continue to do so in connection with the execution of our growth initiatives, and those costs are an important factor in maintaining profitability. Therefore, if we are unsuccessful in retaining customers, are required to spend significant amounts to acquire new customers beyond those budgeted, or our marketing and advertising efforts are not effective in targeting specific customer segments, we may be forced to change marketing approaches or marketing vendors, our revenue could decrease or we could incur losses.
If we are unable to establish and expand strategic relationships our ability to grow revenues and offer new products under commercially attractive terms may be inhibited, which could adversely affect our business, results of operations, and financial condition.
An element of our growth strategy is to develop and maintain strategic relationships both in the U.S. and internationally. We have or are pursuing relationships in the U.S. retail industry as well as international opportunities ranging from joint venture arrangements to providing full VoIP communication services to be marketed and distributed as a complement to an existing foreign provider's product suite. The development of these relationships may assist us in enhancing our brand, introducing our products and services to larger numbers of customers, developing and implementing new products and services, and generating additional revenue. We may not be able to enter into new relationships in the U.S. or internationally on economic terms favorable to us. In addition, if we lose any of our important strategic relationships or if strategic relationships fail to benefit us as expected, our ability to grow revenues and offer new products may be inhibited, which could adversely affect our business, results of operations, and financial condition. For example, we are increasingly reliant upon relationships with mass merchant retailers and our shift to assisted selling programs. The loss or deterioration of these relationships could adversely affect our business, results of operations, and financial condition.
Our international long distance business and our expanding international operations are increasingly subject to country-specific governmental regulation and related actions and taxes that may increase our costs or impact our product offerings.
As we execute on our growth initiatives and expand our international operations into new geographies, we expect to become subject to numerous additional governmental regulations, including telecommunications, data retention, privacy, consumer protection, financial, and other applicable laws and regulations. Some of these regulations may be complicated or unsettled. Any failure to comply with governmental regulation could result in fines, penalties, or other governmental action, including criminal action, and may damage our brand and reputation. In addition, changes in legislation or regulations and actions by regulators, including changes in administration and enforcement policies, may from time to time require modifications to our offerings or the payment of fines and penalties, or both.
In the United States, Canada, and United Kingdom, we are not a regulated telecommunications business. Our services are also in use in countries outside of the United States, Canada, and the United Kingdom where we have regular operations, including countries where providing VoIP services is or may be illegal. We may need to change our service offerings to avoid regulation as a telecommunications business in a jurisdiction or if we are treated as a regulated telecommunications business, we may be required to incur additional expenses.  In addition, if governments believe that we are providing unauthorized service in their countries, they may pursue fines, penalties, or other governmental action, including criminal action, that may damage our brand and reputation. If we use a local partner to provide services in a country and the local partner does not comply with applicable governmental regulations, we may face additional regulation, liabilities, penalties or other governmental action, and our brand and reputation may be harmed.
In addition to the risk of being directly subjected to regulation, decisions by foreign regulators to increase the charge for terminating international calls into their countries may adversely impact our ability to attract and retain international long distance customers in the U.S., U.K., and Canada. For example, our Vonage World offering includes calling to over 60 countries. Regulatory actions in any of these countries could cause increased costs, impact margin, cause us to remove a country from Vonage World, and impact churn and gross line additions. These regulatory actions may be taken without notice and cause us to react quickly to changing market conditions. These efforts could divert management’s efforts and attention from ordinary business operations which could materially and adversely affect our results of operations.
As a United States-based company, any foreign subsidiary or joint venture that we use for international operations may be subject to a variety of governmental regulations in the countries where we market our products, including tariffs and taxes. For example, distributions of earnings and other payments, including interest, received from our foreign subsidiaries may be subject to withholding taxes imposed by the jurisdiction in which such entities are formed or operating, which will reduce the amount of after-tax cash we can receive. In general, as a United States corporation, we may claim a foreign tax credit against our federal income tax expense for such foreign withholding taxes and for foreign income taxes paid directly by foreign

9     VONAGE ANNUAL REPORT 2012

corporate entities in which we own 10% or more of the voting stock. The ability to claim such foreign tax credits and to utilize net foreign losses is, however, subject to numerous limitations, and we may incur incremental tax costs as a result of these limitations or because we are not currently in a tax-paying position in the United States. We may also be required to include in our income for United States federal income tax purposes our proportionate share of certain earnings of those foreign subsidiaries that are classified as “controlled foreign corporations” without regard to whether distributions have been actually received from such subsidiaries.
As we expand our international operations into new geographies, we will be increasingly subject to risks that are inherent in operating abroad, including country-specific market and competitive risks, currency restrictions and other restraints.
International markets are competitive, and our international operations will be subject to risks in identifying and addressing international markets. In addition to facing global competitors, we may face local competitors with greater knowledge of local markets. Depending upon our method of entry into these markets, we may be subject to risks associated with infrastructure build out in foreign markets and attracting and retaining experienced key employees for any new foreign subsidiaries. We may also become more dependent on the economies of the markets in which we have operations. These markets are expected to be in countries with economies in various stages of development or structural reform, and our operations in such markets also could be affected by:

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
Our research and development personnel and facility are located in Israel. Political, economic and military conditions in Israel directly affect our operations. For example, increased violence or armed conflict in Israel or the Palestinian territories may disrupt travel and communications in the region, harming our operations there. Furthermore, some of our employees in Israel are obligated to perform up to 36 days of military reserve duty annually and may be called to active duty in a time of crisis. The absence of these employees for significant periods may cause us to operate inefficiently during these periods.
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
We may face difficulties related to entry into joint ventures or the future acquisition or integration of additional businesses, which could harm our growth or operating results.
As we execute on our growth initiatives, we may elect to enter into joint venture arrangements or acquire additional businesses or assets. These activities may require substantial management time and resources. We cannot predict or guarantee that we will be able to identify suitable acquisition candidates or consummate any acquisition or joint venture arrangement.
Future acquisitions may require us to issue equity securities, use our cash resources, incur debt or contingent liabilities, amortize intangibles, or write-off acquisition-related expenses. If we are unable to successfully integrate any acquired businesses or assets we may not receive the intended benefits of such acquisition. In addition, we cannot predict market reactions to any acquisitions we may make or to any failure to announce any future acquisitions. Further, while we conduct due diligence in connection with acquisition and joint venture opportunities, there may be liabilities that such due diligence efforts fail to discover, are not disclosed to us, or that we inadequately assess. The discovery of material liabilities associated with acquisitions or joint venture opportunities could harm our operating results.
Certain rights to third party patents and technology may expire and not be extended, or may not be available, which may decrease the quality of our products or services or subject us to liability.
Certain previously disclosed patent rights licensed to the Company under our agreement with AT&T have expired. We may attempt to pursue extensions of such licenses. If we are unable to do so on terms acceptable to us, our making, using, and selling of certain of our existing and future products and services may be subject to claims of infringement under patents previously subject to these licenses if we do not make changes. In addition, we may seek to obtain rights to other third party technology in the future, but may not be able to agree upon commercially reasonable terms or at all with respect to obtaining such rights. If we are unable to extend existing licenses or are unable to obtain rights to other technology that may be commercially advantageous or necessary for our product and service offerings, we may experience a decrease in the quality of our products or services or we may lose the ability to provide our products and services on a non-infringing basis until alternative technology or suitable alternative products and services can be developed, identified, obtained (through acquisition, license or other grants of rights), and integrated.
We may be subject to damaging and disruptive intellectual property litigation that could materially and adversely affect our business, results of operations, and financial condition, as well as the continued viability of our company.
There has been substantial litigation in the VoIP, telecommunications and related industries regarding intellectual property rights and, given the rapid technological change in our industry and our continual development of new products and services, we and/or our commercial partners may be subject to infringement claims from time to time. For example, we may be unaware of filed patent applications and issued patents that could include claims that might be interpreted to cover our products and services. We were subject to patent infringement claims in the past, including suits that we settled in 2007 and 2008 for a total of $243,825 with Verizon, Sprint, AT&T, Nortel Networks, and others. We are also currently named as a defendant in two suits that relate to alleged patent infringement and from time to time we receive letters from third parties initiating an opportunity for us to obtain licenses to patents that may be relevant to our business or alleging that our services infringe upon third party patents or other intellectual property. See “Item 3. - Legal Proceedings-IP Matters.”

10     VONAGE ANNUAL REPORT 2012

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
Our ability to compete effectively is dependent in large part upon the maintenance and protection of systems and software that we have developed internally based on open standards. While we own eighteen internally developed U.S. issued patents (and a number of foreign patents), have a number of pending patent applications, and have acquired third party patents, we cannot patent much of the technology that is important to our business. Our pending patent applications may not be granted. Any issued patent that we own may be challenged, narrowed, invalidated, or circumvented. To date, we have relied on patent, copyright and trade secret laws, as well as confidentiality procedures and licensing arrangements, to establish and protect our rights to this technology. We typically enter into confidentiality agreements with our employees, consultants, customers, and vendors in an effort to control access to and distribution of technology, software, documentation, and other information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use this technology without authorization. Policing unauthorized use of this technology is difficult. The steps we take may not prevent misappropriation of the technology we rely on. In addition, effective protection may be unavailable or limited in some jurisdictions outside the United States, Canada, and the United Kingdom. Litigation may be necessary in the future to enforce or protect our rights or to determine the validity and scope of the rights of others. That litigation could cause us to incur substantial costs and divert resources away from our daily business, which in turn could materially adversely affect our business.
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
Security breaches and other cybersecurity or technological risks could compromise our information, systems and network and expose us to liability, including a failure to meet Payment Card Industry data security standards, which would cause our business and reputation to suffer.
There are several inherent risks to engaging in a technology business, including our reliance on our data centers and networks, and the use and interconnectivity of those networks. A significant portion of our operations relies heavily on the secure processing, storage and transmission of confidential and other sensitive data, including intellectual property, proprietary business information, and personally identifiable information of our customers and employees, in our data centers and on our networks. The secure processing, storage, and transmission of this information is critical to our operations and business strategy. As seen in our industry and others, these activities have been, and will continue to be, subject to continually evolving cybersecurity or other technological risks. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to error, malfeasance or other disruptions by an employee or third-party provider. Any such breach could compromise our systems and network and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to our operations, damage to our reputation, and a loss of confidence in our products and services, which could adversely affect our business.
We have recently been subject to cyber incidents from external sources, including a “brute force” cyber incident, which resulted in unauthorized access to limited customer account data and interruptions of services to customers; and distributed denial of service attacks, which attempted to interrupt our ability to provide service to customers. Although these incidents did not have a material adverse effect financially or on our ability to provide services, this may not continue to be the case going forward. There can be no assurance that similar incidents, or other cyber incidents, will not occur in the future, potentially more frequently and/or on a more significant scale.
We have taken steps designed to improve the security of our networks and computer systems. Despite these defensive measures, there can be no assurance that we are adequately protecting our information or that we will not experience future incidents. The expenses associated with protecting our information could reduce our operating margins. We maintain insurance intended to cover some of these risks, however, this insurance may not be sufficient to cover all of our losses from any future breaches of our systems. In addition, third parties with which we do business may also be sources of cybersecurity or other technological risks. We outsource certain functions, which results in the storage and processing of customer information by third parties. While we engage in certain actions to reduce the exposure resulting from outsourcing, unauthorized access, loss or destruction of data or other cyber incidents could occur, resulting in similar costs and consequences as those discussed above.
We make available on our website our privacy policy, which

11     VONAGE ANNUAL REPORT 2012

describes how we collect, use, and disclose our customers' personal information. As we expand our international operations into new geographies, we may become subject to local data security, privacy, data retention, and disclosure laws and regulations. It may be difficult for us to comply with these laws and regulations if they were deemed to be applicable to us.
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
Our ability to provide our telephony service and manage related customer accounts is dependent upon third-party facilities, equipment, and systems, the failure of which could cause delays of or interruptions to our service, damage our reputation, cause us to lose customers, limit our growth, and affect our financial condition.
Our success depends on our ability to provide quality and reliable telephony service, which is in part dependent upon the proper functioning of facilities and equipment owned and operated by third parties and is, therefore, beyond our control. Unlike traditional wireline telephone service or wireless service, our telephony service requires our customers to have an operative broadband Internet connection and an electrical power supply, which are provided by the customer's Internet service provider and electric utility company, respectively, and not by us. The quality of some broadband Internet connections may be too poor for customers to use our telephony services properly. In addition, if there is any interruption to a customer's broadband Internet service or electrical power supply, that customer will be unable to make or receive calls, including emergency calls, using our telephony service.
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
In order to access our residential, small office, and home office services, a customer needs to connect a standard telephone to a broadband Internet connection through a Vonage-enabled device that we provide. Although we closely monitor inventory levels, if we are unable to procure a sufficient number of devices from our suppliers in a timely manner, including as a result of a failure by a component supplier, we would be delayed in activating new customers and may lose these customers.
Flaws in our technology and systems or our failure to adapt our systems to any new Internet Protocol could cause delays or interruptions of service, which could damage our reputation, cause us to lose customers, and limit our growth.
Although we have designed our service network to reduce the possibility of disruptions or other outages, our service may be disrupted by problems with our technology and systems, such as malfunctions in our Vonage-enabled device that we provide to customers, software or facilities and overloading of our network. As we attract new subscribers, we expect increased call volume that we need to manage to avoid network interruptions. In particular, as we have marketed to different international long distance markets, we have seen international call volumes to targeted countries increase. During the next few years we expect wide-spread industry adoption of a new Internet Protocol, which is a set of standard communications and routing mechanisms. Customers may experience periodic delays of service caused by the industry transition to this new Internet Protocol. Interruptions have caused and may in the future cause us to lose customers and offer substantial customer credits, which could adversely affect our revenue and profitability. Network interruptions have also impaired our ability at times to sign-up new customers and the ability of customers to manage their accounts. During 2012, we had outages that affected groups of customers at various times, some of which affected large groups of customers for several hours. If service interruptions or other outages adversely affect the perceived reliability of our telephony service or customer service, we may have difficulty attracting and retaining customers and our brand reputation and growth may suffer.
In addition, we utilize third-party Internet-based or “cloud” computing services in connection with some of our business operations. Any disruption to the internet or to our third-party Web hosting or cloud computing providers, including technological or business-related disruptions, could adversely impact the experience of our customers and have adverse effects on our operations. In addition, fires, floods, earthquakes, power losses, telecommunications failures, and similar "Acts of God" could damage these systems and hardware or cause them to fail completely. We do not maintain entirely redundant systems, thus such an event could result in downtime for our operations and could adversely affect our business.
Our services are subject to regulation in the United

12     VONAGE ANNUAL REPORT 2012

States, United Kingdom, and Canada, and future legislative, regulatory or judicial actions could adversely affect our business and expose us to liability.
Our business has developed in a relatively lightly regulated environment. However, the United States, United Kingdom, and Canada have applied some traditional telephone company regulations to VoIP and continue to evaluate how VoIP should be regulated. The effects of future regulatory developments are uncertain.
In the United States, interconnected VoIP providers, such as Vonage, are subject to certain Federal Communications Commission ("FCC") rules. For example, on August 5, 2005, the FCC released an Order extending the obligations of the Communications Assistance for Law Enforcement Act (“CALEA”) to interconnected VoIP providers. Under CALEA, telecommunications carriers must assist law enforcement in executing electronic surveillance, which include the capability of providing call content and call-identifying information to a local enforcement agency, or LEA, pursuant to a court order or other lawful authorization. We could be subject to an enforcement action by the FCC if our CALEA solution is deemed not fully operational.
Effective February 2, 2011, another FCC order reduced to one business day the amount of time that a telecommunications provider such as Vonage has to port a telephone number to another provider. If we, or third parties we rely upon for porting, have difficulty complying with the one-day porting requirement, we could be subject to FCC enforcement action.
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
We are subject to the Foreign Corrupt Practice Act ("FCPA"), the UK Bribery Act and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by persons and entities for the purpose of obtaining or retaining business. We have operations, agreements with third parties, and make sales internationally. In addition, we plan to expand our international operations through potential joint ventures with local partners. Our international activities create the risk of unauthorized payments or offers of payments by one of our employees, consultants, partners, sales agents or distributors, even though these parties are not always subject to our control. It is our policy to prohibit these practices by our employees, consultants, partners, sales agents or distributors However, our existing safeguards and any future improvements may prove to be less than effective, and our employees, consultants, partners, sales agents or distributors may engage in conduct for which we might be held responsible. Violations of the FCPA, the UK Bribery Act or other laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results, and financial condition.
We may incur significant costs and harm to our reputation from lawsuits and regulatory inquiries related to our business practices, which may also divert the attention of our management from other aspects of our business.
We have been subject to periodic regulatory inquiries

regarding our business practices, including an investigation settled in 2009 with a group of 32 states' attorneys general into certain of our business practices. There was no finding of any violation or wrongdoing by us, and the 32 states participating in the settlement have released us and our affiliates from the matters investigated. On July 18, 2011, we entered into an amended settlement agreement initiated at our request to reflect revised business practices associated with our new “consumable” product offerings. Any similar claims or regulatory inquiries, whether successful or not, could require us to devote significant amounts of monetary or human resources to defend ourselves and could harm our reputation. We may need to spend significant amounts on our legal defense, senior management may be required to divert their attention from other portions of our business, new product launches may be deferred or canceled as a result of any proceedings, and we may be required to make changes to our present and planned products or services. If, as a result of any proceedings, a judgment is rendered or a decree is entered against us, it may materially and adversely affect our business, financial condition, and results of operations and harm our reputation.
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
Third parties also have used our communications services without paying, including by submitting fraudulent credit card information. This has resulted in our incurring the cost of providing the services, including incurring call termination fees, without any corresponding revenues. We have implemented anti-fraud procedures in order to limit the expenses resulting from theft of service, which were not material in 2012. If our procedures are not effective, theft of service could significantly increase our expenses and negatively impact our profitability.
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

13     VONAGE ANNUAL REPORT 2012

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
The debt agreements governing our financing contain restrictions that may limit our flexibility in operating our business.
On February 11, 2013, we entered into Amendment No. 1 to our then existing credit facility (the "2013 Credit Facility"). The 2013 Credit Facility consists of a $70,000 senior secured term loan and a $75,000 revolving credit facility. The 2013 Credit Facility contains customary representations and warranties and affirmative covenants that limit our ability and/or the ability of certain of our subsidiaries to engage in specified types of transactions. These covenants and other restrictions may under certain circumstances limit, but not necessarily preclude, our and certain of our subsidiaries’ ability to, among other things:

>	consolidate or merge;

>	create liens;

>	incur additional indebtedness;

>	dispose of assets;

>	consummate acquisitions;

>	make investments; or

14     VONAGE ANNUAL REPORT 2012

>	pay dividends and other distributions.

Under the 2013 Credit Facility, we are required to comply with the following financial covenants: specified maximum consolidated leverage ratio, specified minimum consolidated fixed coverage charge ratio, minimum cash position and maximum capital expenditures. Our ability to comply with such financial and other covenants may be affected by events beyond our control, so we may not be able to comply with these covenants. A breach of any such covenant could result in a default under the 2013 Credit Facility. In that case, the lenders could elect to declare due and payable immediately all amounts due under the 2013 Credit Facility, including principal and accrued interest.
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
Under our credit card processing agreements with our Visa, MasterCard, American Express, and Discover credit card processors, the credit card processor has the right, in certain circumstances, including adverse events affecting our business, to impose a holdback of our advanced payments purchased using a Visa, MasterCard, American Express, or Discover credit card, as applicable, or demand additional reserves or other security. If circumstances were to occur that would allow any of these processors to reinstate a holdback, the negative impact on our liquidity likely would be significant. In addition, our Visa and MasterCard credit card processing agreement may be terminated by the credit card processor at its discretion if we are deemed to be financially insecure. As a significant portion of payments to us are made through Visa and MasterCard credit cards, if the credit card processor does not assist in transitioning our business to another credit card processor, the negative impact on our liquidity likely would be significant. There were no cash reserves and cash-collateralized letters of credit with any credit card processors as of December 31, 2012.
We have incurred cumulative losses since our inception and may not achieve consistent profitability in the future.
While we achieved net income of $36,627 for the year ended December 31, 2012, our accumulated deficit is $726,230 from our inception through December 31, 2012, which included the release of $325,601 of the valuation allowance recorded against our net deferred tax assets that we recorded as a one-time non-cash income tax benefit for the year ended December 31, 2011. Although we believe we will achieve consistent profitability in the future, we ultimately may not be successful. We believe that our ability to achieve consistent profitability will depend, among other factors, on our ability to continue to achieve and maintain substantive operational improvements and structural cost reductions while maintaining and growing our net revenues. In addition, certain of the costs of our business are not within our control and may increase. For example, we and other telecommunications providers are subject to regulatory termination charges imposed by regulatory authorities in countries to which customers make calls, such as India where regulatory authorities have been petitioned by local providers to consider termination rate increases. As we attract additional international long distance callers, we will be more affected by these increases to the extent that we are unable to offset such costs by passing through price increases to customers.
We may be unable to fully realize the benefits of our net operating loss (“NOL”) carry forwards if an ownership change occurs.
If we were to experience a “change in ownership” under Section 382 of the Internal Revenue Code (“Section 382”), the NOL carry forward limitations under Section 382 would impose an annual limit on the amount of the future taxable income that may be offset by our NOL generated prior to the change in ownership. If a change in ownership were to occur, we may be unable to use a significant portion of our NOL to offset future taxable income. In general, a change in ownership occurs when, as of any testing date, there has been a cumulative change in the stock ownership of the corporation held by 5% stockholders of more than 50 percentage points over an applicable three-year period. For these purposes, a 5% stockholder is generally any person or group of persons that at any time during an applicable three-year period has owned 5% or more of our outstanding common stock. In addition, persons who own less than 5% of the outstanding common stock are grouped together as one or more “public group” 5% stockholders. Under Section 382, stock ownership would be determined under complex attribution rules and generally includes shares held directly, indirectly (though intervening entities), and constructively (by certain related parties and certain unrelated parties acting as a group). We have implemented a Tax Benefits Preservation Plan intended to provide a meaningful deterrent effect against acquisitions that could cause a change in ownership, however this is not a guarantee against such a change in ownership.
Jeffrey A. Citron, our founder, non-executive Chairman, and a significant stockholder, exerts significant influence over us.
As of December 31, 2012, Mr. Citron beneficially owned approximately 20.6% of our outstanding common stock, including outstanding securities exercisable for common stock within 60 days of such date. As a result, Mr. Citron is able to exert significant influence over all matters presented to our stockholders for approval, including

15     VONAGE ANNUAL REPORT 2012

election and removal of our directors and change of control transactions. In addition, as our non-executive Chairman, Mr. Citron has and will continue to have influence over our strategy and other matters as a board member. Mr. Citron’s interests may not always coincide with the interests of other holders of our common stock.
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

In addition, a change of control would constitute an event of default under our 2013 Credit Facility. Upon the occurrence of an event of default, the lenders could elect to declare due and payable immediately all amounts due under our 2013 Credit Facility, including principal and accrued interest, and may take action to foreclose upon the collateral securing the indebtedness.
Under our 2013 Credit Facility, a “change of control” would result from the occurrence of, among other things, the acquisition by any person or group (other than Mr. Citron and his majority-controlled affiliates) of 35% or more of the voting and/or economic interest of our outstanding common stock on a fully-diluted basis. The definition of “change of control” in the 2013 Credit Facility remains the same as under the credit facility that we entered into in July 2011, a copy of which has been previously filed with the Securities and Exchange Commission as Exhibit 10.1 to a Form 8-K filed by us on July 29, 2011.
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

16     VONAGE ANNUAL REPORT 2012

ITEM 3. Legal Proceedings

Litigation
IP Matters
Bear Creek Technologies, Inc. On February 22, 2011, Bear Creek Technologies, Inc. (“Bear Creek”) filed a lawsuit against Vonage Holdings Corp., Vonage America, Inc., and Vonage Marketing LLC in the United States District Court for the Eastern District of Virginia (Norfolk Division) alleging that Vonage's products and services are covered by United States Patent No. 7,889,722, entitled “System for Interconnecting Standard Telephony Communications Equipment to Internet Protocol Networks” (the “722 Patent”). The suit also named numerous other defendants, including Verizon Communications, Inc., Comcast Corporation, Time-Warner Cable, Inc., AT&T, Inc., and T-Mobile USA Inc. On August 17, 2011, the Court dismissed Bear Creek's case against the Vonage entities, as well as all the other defendants, except for one defendant. Later, on August 17, 2011, Bear Creek re-filed its complaint concerning the '722 Patent in the United States District Court for the District of Delaware against the same Vonage entities. In its Delaware complaint, Bear Creek alleges that Vonage is infringing one or more claims of the '722 Patent.  In addition, Bear Creek alleges that Vonage is contributing to and inducing infringement of one or more claims of the '722 Patent. On September 28, 2011, Vonage filed a motion to dismiss Bear Creek's claims for induced, contributory, and willful infringement, which was denied on September 27, 2012. On January 25, 2012, Bear Creek filed a motion with the United States Judicial Panel on Multidistrict Litigation seeking to transfer and consolidate its litigation against Vonage with thirteen separate actions Bear Creek filed in the U.S. District Courts for Delaware and the Eastern District of Virginia.  On May 2, 2012, the Multidistrict Litigation Panel granted Bear Creek's motion and ordered the coordination or consolidation for pretrial proceedings of all fourteen actions in the U.S. District Court for the District of Delaware. On October 11, 2012, Vonage filed an answer to Bear Creek's complaint, including counterclaims of non-infringement and invalidity of the '722 patent. On November 5, 2012, Bear Creek filed an answer to Vonage's counterclaims. On January 22, 2013, the Court set a conference in the case for March 19, 2013, for the purpose of discussing case management including setting a case schedule.
On March 8, 2012, a third-party requested the United States Patent and Trademark Office ("USPTO") to reexamine the validity of the asserted '722 Patent. The USPTO granted the request on April 26, 2012, and subsequently issued an initial Office Action rejecting all of the '722 Patent claims. After reconsideration based on statements made by the patentee, however, the USPTO on September 19, 2012, reversed its initial rejection, and confirmed all claims as patentable over the references cited in the reexamination request. A second request for reexamination of the '722 Patent was filed on September 12, 2012, by Cisco Systems, Inc., challenging the validity of the '722 Patent. Cisco's request was granted by the USPTO on November 28, 2012. No Office Action in this reexamination has been issued by the USPTO. A third request for reexamination of the '722 Patent was filed on September 14, 2012, and the USPTO denied this request on December 6, 2012.
OpinionLab, Inc. On July 18, 2012, OpinionLab, Inc. (“OpinionLab”) filed a lawsuit against IPerceptions, Inc. and IPerceptions US, Inc. (“IPerceptions”) alleging claims of patent infringement, breach of contract, misappropriation of trade secrets, and tortious interference with business expectancy. On August 16, 2012, OpinionLab filed an amended complaint, adding Vonage Marketing LLC and Vonage Holdings Corp. as defendants, and alleging that Vonage's products and services are covered by United States Patent Nos. 6,421,724, 6,606,581, 6,928,392, 7,085,820, 7,370,285, 8,024,668, and 8,041,805. OpinionLab alleged direct, indirect and willful infringement against Vonage. IPerceptions, the supplier to Vonage of the accused product in this lawsuit, has agreed to fully indemnify and defend Vonage in this lawsuit. On September 11, 2012, IPerceptions and Vonage each moved to dismiss OpinionLab's indirect and willful patent infringement claims. The motions were denied on November 8, 2012. Vonage answered the complaint on December 7, 2012. The court has scheduled a status hearing for February 19, 2013.
From time to time, in addition to those identified above, we are subject to legal proceedings, claims, investigations, and proceedings in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment, and other matters. From time to time we receive letters or other communications from third parties inviting us to obtain patent licenses that might be relevant to our business or alleging that our services infringe upon third party patents or other intellectual property. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss or range of loss can be reasonably estimated. These provisions, if any, are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. We believe that we have valid defenses with respect to the legal matters pending against us and are vigorously defending these matters. Given the uncertainty surrounding litigation and our inability to assess the likelihood of a favorable or unfavorable outcome in the above noted matters and our inability to reasonably estimate the amount of loss or range of loss, it is possible that the resolution of one or more of these matters could have a material adverse effect on our consolidated financial position, cash flows or results of operations.
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
Federal - Local Number Portability
On May 13, 2009, the FCC adopted an order that reduced to one business day the amount of time that an interconnected VoIP provider such as us have to port a telephone number to another provider. If we, or third parties we rely upon for porting, have difficulty executing the one-day porting requirement, we could be subject to FCC enforcement action.

17     VONAGE ANNUAL REPORT 2012

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
State and Municipal Taxes
In accordance with generally accepted accounting principles, we make a provision for a liability for taxes when it is both probable that a liability has been incurred and the amount of the liability or range of liability can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. For a period of time, we did not collect or remit state or municipal taxes (such as sales, excise, utility, use, and ad valorem taxes), fees or surcharges (“Taxes”) on the charges to our customers for our services, except that we historically complied with the New Jersey sales tax. We have received inquiries or demands from a number of state and municipal taxing and 911 agencies seeking payment of Taxes that are applied to or collected from customers of providers of traditional public switched telephone network services. Although we have consistently maintained that these Taxes do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations, we are now collecting and remitting sales taxes in certain of those states including a number of states that have changed their statutes to expressly include VoIP. In addition, many states address how VoIP providers should contribute to support public safety agencies, and in those states we remit fees to the appropriate state agencies. We could also be contacted by state or municipal taxing and 911 agencies regarding Taxes that do explicitly apply to VoIP and these agencies could seek retroactive payment of Taxes. As such, we have a reserve of $1,514 as of December 31, 2012 as our best estimate of the potential tax exposure for any retroactive assessment. We believe the maximum estimated exposure for retroactive assessments is approximately $4,000 as of December 31, 2012.

18     VONAGE ANNUAL REPORT 2012

ITEM 4. Mine Safety Disclosures
Not Applicable.

19     VONAGE ANNUAL REPORT 2012

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

	Price Range of Common Stock
	High	Low
2012
Fourth quarter	$2.50	$2.12
Third quarter	$2.55	$1.63
Second quarter	$2.27	$1.64
First quarter	$3.16	$2.14
2011
Fourth quarter	$3.52	$2.04
Third quarter	$4.82	$2.51
Second quarter	$5.39	$3.99
First quarter	$4.94	$2.25

Holders
At January 31, 2013, we had approximately 148 stockholders of record. This number does not include beneficial owners whose shares are held in street name.
Dividends
We have never paid cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock for at least the next 12 months. We intend to retain all of our earnings, if any, for general corporate purposes, and, if appropriate, to finance the expansion of our business.

Stock Performance Graph
The graph below compares the cumulative total return of

our common stock between December 31, 2007 and December 31, 2012, with the cumulative total return of (1) the S&P 500 Index, (2) the NASDAQ Telecom Index and (3) the NYSE Composite Index. This graph assumes the investment of $100 on December 31, 2007 in our common stock, the S&P 500 Index, the NASDAQ Telecom Index and the NYSE Composite Index, and assumes the reinvestment of dividends, if any.
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

20     VONAGE ANNUAL REPORT 2012

COMPARISON OF THE CUMULATIVE TOTAL RETURN ON COMMON STOCK BETWEEN DECEMBER 31, 2007 AND DECEMBER 31, 2012
Among Vonage Holdings Corp., the S&P 500 Index, the NASDAQ Telecom Index and the NYSE Composite Index.

	December 31,
	2008	2009	2010	2011	2012
Vonage Holdings Corp.	$28.70	$60.87	$97.39	$106.52	$103.04
S&P 500 Index	$61.51	$75.94	$85.65	$85.65	$97.13
NASDAQ Telecom Index	$57.02	$87.25	$87.84	$76.75	$78.29
NYSE Composite Index	$59.11	$76.21	$81.76	$76.76	$86.69

Common Stock repurchases

See Note 8 – Common Stock of the Notes to Financial Statements (Part IV of this Form 10-K) for information regarding common stock repurchases by quarter. Following are our monthly common stock repurchases (in thousands, except per share value) during the fourth quarter of 2012, all of which were purchased as part of publicly announced repurchase programs:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Program
October 1, 2012 - October 31, 2012 (1)	2,237	2.24	2,237	$35,932
November 1, 2012 - November 30, 2012 (2)	2,721	2.26	2,721	$29,787
December 1, 2012 - December 31, 2012 (3)	3,199	2.42	3,199	$22,056
	8,157		8,157

(1) including 100 shares, or $229, of common stock repurchases settled in November 2012; excluding commission of $44.
(2) including 300 shares, or $709, of common stock repurchases settled in December 2012; excluding commission of $54.
(3) including 278 shares, or $638, of common stock repurchases settled in January 2013; excluding commission of $65.
During the three months ended December 31, 2012, we repurchased 8,157 shares of Vonage Holdings Corp. common stock for $18,889 using cash resources. The repurchases occurred in the open market and pursuant to a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934. As of December 31, 2012, approximately $22,056 remained of our $50,000 repurchase program that we announced on July 25, 2012. The program was to expire on

December 31, 2013, subject to suspension or discontinuance at any time without notice. On February 7, 2013, Vonage's Board of Directors discontinued this share repurchase program effective at the close of business on February 12, 2013 with $16,682 remaining, and authorized a new program to repurchase up to $100,000 of the Company's outstanding shares by December 31, 2014.

21     VONAGE ANNUAL REPORT 2012

ITEM 6. Selected Financial Data
The following table sets forth our selected historical financial information. The statement of operations and cash flow data for the years ended December 31, 2012, 2011, and 2010 and the balance sheet data as of December 31, 2012 and 2011 are derived from our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The statement of operations and cash flow data for the years ended December 31, 2009 and 2008 and the balance sheet data as of

December 31, 2010, 2009 and 2008 are derived from our audited consolidated financial statements and related notes not included in this Annual Report on Form 10-K. The results included below and elsewhere are not necessarily indicative of our future performance. You should read this information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	For the Years Ended December 31,
(In thousands, except per share amounts)	2012	2011	2010	2009	2008
Statement of Operations Data:
Revenues	$849,114	$870,323	$885,042	$889,080	$900,120

Operating Expenses:
Direct cost of telephony services (1)	231,877	236,149	243,794	213,553	226,210
Direct cost of goods sold	39,133	41,756	55,965	71,488	79,382
Selling, general and administrative	242,368	234,754	238,986	265,456	298,985
Marketing	212,540	204,263	198,170	227,990	253,370
Depreciation and amortization	33,324	37,051	53,073	53,391	48,612
Loss from abandonment of software assets	25,262	—	—	—	—
	784,504	753,973	789,988	831,878	906,559
Income (loss) from operations	64,610	116,350	95,054	57,202	(6,439)
Other Income (Expense):
Interest income	109	135	519	277	3,236
Interest expense	(5,986)	(17,118)	(48,541)	(54,192)	(29,878)
Change in fair value of embedded features within notes payable and stock warrant	—	(950)	(99,338)	(49,933)	—
Loss (gain) on extinguishment of notes	—	(11,806)	(31,023)	4,041	(30,570)
Other (expense) income, net	(11)	(271)	(18)	843	(247)
	(5,888)	(30,010)	(178,401)	(98,964)	(57,459)
Income (loss) before income tax (expense) benefit	58,722	86,340	(83,347)	(41,762)	(63,898)
Income tax (expense) benefit	(22,095)	322,704	(318)	(836)	(678)
Net Income (loss)	$36,627	$409,044	$(83,665)	$(42,598)	$(64,576)
Net income (loss) per common share:
Basic	$0.16	$1.82	$(0.40)	$(0.25)	$(0.41)
Diluted	$0.16	$1.69	$(0.40)	$(0.25)	$(0.41)
Weighted-average common shares outstanding:
Basic	224,264	224,324	209,868	170,314	156,258
Diluted	232,633	241,744	209,868	170,314	156,258

22     VONAGE ANNUAL REPORT 2012

	December 31,
(dollars in thousands)	2012	2011	2010	2009	2008
Statement of Cash Flow Data:
Net cash provided by operating activities	$119,843	$146,786	$194,212	$38,396	$3,555
Net cash (used in) provided by investing activities	(25,472)	(37,604)	(4,686)	(50,565)	40,486
Net cash used in financing activities	(56,257)	(130,138)	(143,762)	(3,253)	(68,370)
Balance Sheet Data (at period end):
Cash, cash equivalents and marketable securities	$97,110	$58,863	$78,934	$32,213	$46,134
Property and equipment, net	60,533	67,978	79,050	90,548	98,292
Total deferred tax assets, including current portion, net	306,113	325,601	—	—	—
Restricted cash	5,656	6,929	7,978	43,700	39,585
Total assets	547,389	566,215	260,392	313,384	336,905
Total notes payable, including current portion, net of discount	42,500	70,833	193,004	201,771	194,050
Capital lease obligations	15,561	17,665	19,448	20,948	22,199
Total liabilities	225,974	266,648	390,039	405,293	427,647
Total stockholders’ equity (deficit)	321,415	299,567	(129,647)	(91,909)	(90,742)

(1)	Excludes depreciation and amortization of $15,115 for 2012, $15,824 for 2011, $18,725 for 2010, $18,958 for 2009, and $20,254 for 2008.

23     VONAGE ANNUAL REPORT 2012

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

OVERVIEW

We are a leading provider of communications services connecting people through cloud-connected devices worldwide. We rely heavily on our network, which is a flexible, scalable Session Initiation Protocol (SIP) based Voice over Internet Protocol, or VoIP, network. This platform enables a user via a single “identity,” either a number or user name, to access and utilize services and features regardless of how they are connected to the Internet, including over 3G, 4G, Cable, or DSL broadband networks. This technology enables us to offer our customers attractively priced voice and messaging services and other features around the world on a variety of devices.
Over the past five years, we have fundamentally transformed our company - strategically, operationally and financially. Strategically, we shifted our primary focus to serving rapidly growing but under-served ethnic segments in the United States with international calling needs. We improved our value proposition by being the first to deliver flat-rate, unlimited calling to over 60 countries with the launch of our Vonage World service, and we were the first to provide easy-to-use, enhanced features, like voice-to-text translation and mobile Extension services, at no extra cost. These strategic shifts have resulted in new customers with a higher average lifetime value and a better churn profile than those in the past.
Our focus on operations during this period has resulted in a significantly improved cost structure. We have implemented operational efficiencies throughout our business and have reduced domestic and international termination costs per minute, and customer care costs. Importantly, we have enabled structural cost reductions while significantly improving network call quality and customer service performance. Improvements in the overall customer experience have contributed to lower churn, which declined from highs of 3.6% in July 2009 to 2.5% at the end of the 2012.
Through debt refinancings in December 2010 and July 2011, we have fundamentally improved our balance sheet, reducing annual interest expense from $49 million in 2010 to $6 million in 2012 and reducing interest rates from as high as 20% in 2009 to less than 4% today.
In part as a result of our operational and financial stability, on February 7, 2013, Vonage's Board of Directors discontinued the remainder of our existing share repurchase program effective at the close of business on February 12, 2013 with $16,682 remaining, and authorized a new program to repurchase up to $100,000 of the Company's outstanding shares by December 31, 2014. We believe our repurchase program reflects our balanced approach to capital allocation as we invest for growth through our growth initiatives and deliver value to shareholders without compromising our ongoing operational needs.
Having achieved operational and financial stability, we are focused on driving revenue through three major growth initiatives. The first growth initiative is in our core North American markets, where we will continue to provide extraordinary value in international long distance calling, while targeting under-served ethnic segments, and expect to enter the low-end domestic market with a secondary brand. Our second growth initiative is international expansion outside of North America through strategic partnerships. Our third growth initiative is mobile services which we view as a strategic enabler of the Company's entire product offering over time.
We had approximately 2.4 million subscriber lines for broadband telephone replacement services as of December 31, 2012. We bill customers in the United States, Canada, and the United Kingdom. Customers in the United States represented 93% of our subscriber lines at December 31, 2012.

Recent Developments
Amended Credit Agreement. On February 11, 2013, we entered into an amendment to the credit facility that we entered into in July 2011 (the “2011 Credit Facility”). The amendment (the “2013 Credit Facility”) consists of a $70,000 senior secured term loan and a $75,000 revolving credit facility. The co-borrowers under the 2013 Credit Facility are us and Vonage America Inc., our wholly owned subsidiary. Obligations under the 2013 Credit Facility are guaranteed, fully and unconditionally, by our other United States subsidiaries and are secured by substantially all of the assets of each borrower and each of the guarantors. We used $42,500 of the available proceeds of the 2013 Credit Facility to retire all of the debt under our 2011 Credit Facility.
Share Repurchase Authorization. On February 7, 2013, Vonage's Board of Directors discontinued the remainder of our existing share repurchase program effective at the close of business on February 12, 2013 with $16,682 remaining, and authorized a new share repurchase program to repurchase up to $100,000 of the Company's outstanding shares. This new authorization expires on December 31, 2014. The specific timing and amount of repurchases will vary based on available capital resources and other financial and operational performance, market conditions, securities law limitations, and other factors. The repurchases will be made using our cash resources. The repurchase program may be commenced, suspended or discontinued at any time without prior notice. In any period, cash used in financing activities related to common stock repurchased may differ from the comparable change in stockholders' equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash.
Joint Venture with Datora in Brazil. On February 8, 2013, we entered into our second international partnership, a joint venture with Datora Telecomunicacoes Ltda. ("Datora"), to deliver communication services in Brazil. Our partner, Datora, is a telecom operator in Brazil delivering managed business-to-business and termination services throughout South America and other parts of the world. Datora also has a significant physical presence in Brazilian economic centers. We expect this partnership to accelerate our entry into the Brazilian market.

Trends in Our Industry and Key Operating Data A number of trends in our industry have a significant effect on our results of operations and are important to an understanding of our financial statements.
Competitive landscape. We face intense competition from traditional telephone companies, wireless companies, cable companies, and alternative voice communication providers. Most traditional wireline and wireless telephone service providers and cable companies are substantially larger and better capitalized than we are and have the advantage of a large existing customer base. In addition, because our competitors provide other services, they often choose to offer VoIP services or other voice services as part of a bundle that includes other products, such as Internet access, cable television, and home telephone service, with an implied price for telephone service that

24     VONAGE ANNUAL REPORT 2012

may be significantly below ours. In addition, such competitors may in the future require new customers or existing customers making changes to their service to purchase voice services when purchasing high speed Internet access. Further, as wireless providers offer more minutes at lower prices, better coverage, and companion landline alternative services, their services have become more attractive to households as a replacement for wireline service. We also compete against alternative voice communication providers, such as magicJack, Skype, and Google Voice. Some of these service providers have chosen to sacrifice telephony revenue in order to gain market share and have offered their services at low prices or for free. As we continue to introduce applications that integrate different forms of voice and messaging services over multiple devices, we are facing competition from emerging competitors focused on similar integration, as well as from alternative voice communication providers. In addition, our competitors have partnered and may in the future partner with other competitors to offer products and services, leveraging their collective competitive positions. We also are subject to the risk of future disruptive technologies. In connection with our increasing emphasis on the international long distance market, we face competition from low-cost international calling cards and VoIP providers in addition to traditional telephone companies, cable companies, and wireless companies.
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
Regulation. Our business has developed in a relatively lightly regulated environment. The United States and other countries, however, are examining how VoIP services should be regulated. A November 2010 order by the FCC that permits states to impose state universal service fund obligations on VoIP service, discussed in Note 10 to our financial statements, is an example of efforts by regulators to determine how VoIP service fits into the telecommunications regulatory landscape. In addition to regulatory matters that directly address VoIP, a number of other regulatory initiatives could impact our business. One such regulatory initiative is net neutrality. In December 2010, the FCC adopted a revised set of net neutrality rules for broadband Internet service providers. These rules make it more difficult for broadband Internet service providers to block or discriminate against Vonage service. Several broadband Internet service providers have filed appeals of the FCC's new rules at the D.C. Circuit Court of Appeals alleging that the FCC lacks authority to apply its rules to broadband Internet service providers. In addition, on February 9, 2011, the FCC released a Notice of Proposed Rulemaking on reforming universal service and the intercarrier compensation (“ICC”) system that governs payments between telecommunications carriers primarily for terminating traffic. The FCC's adoption of an ICC proposal will impact Vonage's costs for telecommunications services. On October 27, 2011, the FCC adopted an order reforming universal service and ICC. The FCC order provides that VoIP originated calls will be subject to interstate access charges for long distance calls and reciprocal compensation for local calls that terminate to the public switched telephone network (“PSTN”). The termination charges for all traffic, including VoIP originated traffic, will transition over several years to a bill and keep arrangement (i.e., no termination charges). Numerous parties filed appeals of the FCC's ICC order. We believe that the order, if effected, will positively impact our costs over time. See also the discussion under "Regulation" in Note 10 to our financial statements for a discussion of regulatory issues that impact us.

The table below includes key operating data that our management uses to measure the growth and operating performance of our business:

	For the Years Ended December 31,
	2012	2011	2010
Gross subscriber line additions	652,750	672,274	640,205
Change in net subscriber lines	(15,071)	(29,996)	(30,013)
Subscriber lines (at period end)	2,359,816	2,374,887	2,404,883
Average monthly customer churn	2.6%	2.6%	2.4%
Average monthly operating revenues per line	$29.89	$30.35	$30.48
Average monthly direct cost of telephony services per line	$8.16	$8.23	$8.40
Marketing costs per gross subscriber line addition	$325.61	$303.84	$309.54
Employees (excluding temporary help) (at period end)	983	1,008	1,140

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
Subscriber lines. Our subscriber lines include, as of a particular date, all paid subscriber lines from which a customer can make an outbound telephone call on that date. Our subscriber lines include fax lines and soft phones but do not include our virtual phone numbers or toll free numbers, which only allow inbound telephone calls to customers. Subscriber lines decreased by 15,071 from 2,374,887 as of December 31, 2011 to 2,359,816 as of December 31, 2012. This decrease was partially attributable to the removal of unlimited calling to

Pakistan from our Vonage World plan in the fourth quarter of 2012 due to a government imposed increase in termination costs.
Average monthly customer churn. Average monthly customer churn for a particular period is calculated by dividing the number of customers that terminated during that period by the simple average number of customers during the period, and dividing the result by the number of months in the period. The simple average number of customers during the period is the number of customers on the first day of the period, plus the number of customers on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first 30 days after activation. Our average monthly customer churn was flat at 2.6% for 2012 compared to 2011. Our average monthly customer churn declined year over year from 2.7% for the three months ended December 31, 2011 to 2.5% for the three months ended December 31, 2012. The decline in churn was a result of reintroduction of a service period requirement, sustained improvements in customer satisfaction and more effective retention processes. Our average monthly customer churn remained the same sequentially for the three months ended December 31, 2012 from the three months ended September 30, 2012. There was an increase in

25     VONAGE ANNUAL REPORT 2012

churn due to the removal of unlimited calling to Pakistan from our Vonage World plan as a result of significant increases in call completion costs to Pakistan imposed by regulatory authorities in Pakistan, offset by the decrease in churn as a result of sustained improvements in customer satisfaction and more effective retention processes. We monitor churn on a daily basis and use it as an indicator of the level of customer satisfaction. Other companies may calculate churn differently, and their churn data may not be directly comparable to ours. Customers who have been with us for a year or more tend to have a lower churn rate than customers who have not. In addition, our customers who are international callers generally churn at a lower rate than customers who are domestic callers. Our churn will fluctuate over time due to economic conditions, competitive pressures, marketplace perception of our services, and our ability to provide high quality customer care and network quality and add future innovative products and services.
Average monthly operating revenues per line. Average monthly revenue per line for a particular period is calculated by dividing our total revenue for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. The simple average number of subscriber lines for the period is the number of subscriber lines on the first day of the period, plus the number of subscriber lines on the last day of the period, divided by two. Our average monthly revenue per line decreased to $29.89 for 2012 compared to $30.35 for 2011. This decrease was due primarily to the expansion of lower priced plan offerings to meet customer segment needs, and lower activation fee revenue, offset by selected pricing actions, higher priced rate plans, and higher USF fees.
Average monthly direct cost of telephony services per line. Average monthly direct cost of telephony services per line for a particular period is calculated by dividing our direct cost of telephony services for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. We use the average monthly direct cost of telephony services per line to evaluate how effective we are at managing our costs of providing service. Our average monthly direct cost of telephony services per line decreased slightly to $8.16 for 2012 compared to $8.23 for 2011, due primarily to the decrease in domestic termination costs due to a lower customer base and more favorable rates negotiated with our service providers and the decrease in our network costs and in our E-911 costs, offset by the increase in international calling by our growing base of Vonage World customers and an increase in regulatory fees.
Direct cost of telephony services both overall and on a per line basis is expected to experience upward pressure from increased international calling by our base of Vonage World customers offset by intelligent call routing, peering relationships, and improved pricing from various carriers.
Marketing cost per gross subscriber line addition. Marketing cost per gross subscriber line addition is calculated by dividing our marketing expense for a particular period by the number of gross subscriber line additions during the period. Marketing expense does not include the cost of certain customer acquisition activities, such as rebates and promotions, which are accounted for as an offset to revenues, or customer equipment subsidies, which are accounted for as direct cost of goods sold. As a result, it does not represent the full cost to us of obtaining a new customer. Our marketing cost per gross subscriber line addition increased to $325.61 for 2012 from $303.84 in 2011, due primarily to television and direct mail marketing investment efficiency, the market test of our low-priced domestic offer, and less line additions due to the removal of unlimited calling to Pakistan from our Vonage World plan in the fourth quarter of 2012 due to a government imposed increase in termination costs.
Employees. Employees represent the number of personnel that are on our payroll and exclude temporary or outsourced labor.

OPERATING REVENUES

Revenues consist of telephony services revenue and customer equipment and shipping revenue. Substantially all of our revenues are telephony services revenue. In the United States, we offer domestic and international rate plans to meet the needs of our customers, including a variety of residential plans, mobile plans, and small office and home office calling plans. The “Vonage World” plan, now available in the United States and Canada, offers unlimited calling across the United States and Puerto Rico, unlimited international calling to over 60 countries including India, Mexico, and China, subject to certain restrictions, and free voicemail to text messages with Vonage Visual Voicemail. Each of our unlimited plans other than Vonage World offers unlimited domestic calling as well as unlimited calling to Puerto Rico, Canada, and selected European countries, subject to certain restrictions. Each of our basic plans offers a limited number of domestic calling minutes per month. We offer similar plans in Canada. Under our basic plans, we charge on a per minute basis when the number of domestic calling minutes included in the plan is exceeded for a particular month. International calls (except for calls to Puerto Rico, Canada and certain European countries under our unlimited plans and a variety of countries under international calling plans and Vonage World) are charged on a per minute basis. These per minute fees are not included in our monthly subscription fees.
In addition to our landline telephony business, we are leveraging our technology to offer services and applications for mobile and other connected devices to address large existing markets. We introduced our first mobile offering in late 2009 and in early 2012 we introduced Vonage Mobile, our all-in-one mobile application that provides free calling and messaging between users who have the application, as well as traditional paid international calling to any other phone. This mobile application works over WiFi, 3G and 4G and in more than 90 countries worldwide. The application consolidates the best features of our prior applications, while adding important functionality, value and ease of use including direct payment through iTunes.
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

26     VONAGE ANNUAL REPORT 2012

customer acquisition activities, such as rebates and promotions.
Customer equipment and shipping revenue consists of revenue from sales of customer equipment to our wholesalers or directly to customers and retailers. In addition, customer equipment and shipping revenue includes the fees, when collected, that we charge our customers for shipping any equipment to them.

OPERATING EXPENSES

Operating expenses consists of direct cost of telephony services, royalties, direct cost of goods sold, selling, general and administrative expense, marketing expense, depreciation and amortization, and loss from abandonment of software.
Direct cost of telephony services. Direct cost of telephony services primarily consists of fees that we pay to third parties on an ongoing basis in order to provide our services. These fees include:

>
Access charges that we pay to other telephone companies to terminate domestic and international calls on the public switched telephone network. These costs represented approximately 49% and 50% of our total direct cost of telephony services for 2012 and 2011, respectively, with a portion of these payments ultimately being made to incumbent telephone companies. When a Vonage subscriber calls another Vonage subscriber, we do not pay an access charge.

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

>	The cost of complying with the FCC regulations regarding VoIP emergency services, which require us to provide enhanced emergency dialing capabilities to transmit 911 calls for all of our customers.

>	Taxes that we pay on our purchase of telecommunications services from our suppliers or imposed by government agencies such as Federal USF and related fees.

>	License fees for use of third party intellectual property.
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

>	Share-based expense related to share-based awards to employees, directors, and consultants.

>	Outsourced labor related to customer care, kiosk and community based events teams, and retail in-store support activities.

>	Product awareness advertising.

>
Transaction fees paid to credit card, debit card, and ECP companies and other third party billers such as iTunes, which may include a per transaction charge in addition to a percent of billings charge.

>	Rent and related expenses.

>	Professional fees for legal, accounting, tax, public relations, lobbying, and development activities.

>	Litigation settlements.
Marketing expense. Marketing expense consists of:

>	Advertising costs, which comprise a majority of our marketing expense and include online, television, direct mail, alternative media, promotions, sponsorships, and inbound and outbound telemarketing.

>	Creative and production costs.

>	The costs to serve and track our online advertising.

>	Certain amounts we pay to retailers for activation commissions.

>	The cost associated with our customer referral program.
Depreciation and amortization expenses. Depreciation and amortization expenses include:

>	Depreciation of our network equipment, furniture and fixtures, and employee computer equipment.

>	Amortization of leasehold improvements and purchased and developed software.

>	Amortization of intangible assets (patents and trademarks).

>	Loss on disposal or impairment of property and equipment.
Loss from abandonment of software assets. Loss from abandonment of software assets include:

>	Impairment of investment in software assets.

OTHER INCOME (EXPENSE)

Other Income (Expense) consists of:

>	Interest income on cash and cash equivalents.

>	Interest expense on notes payable, patent litigation judgments and settlements, and capital leases.

>	Amortization of debt related costs.

>	Accretion of notes.

>	Realized and unrealized gains (losses) on foreign currency.

>	Debt conversion expense relating to the conversion of notes payable to equity.

>	Gain (loss) on extinguishment of notes.

>	Change in fair value of embedded features within notes payable and stock warrant.

27     VONAGE ANNUAL REPORT 2012

RESULTS OF OPERATION

The following table sets forth, as a percentage of consolidated operating revenues, our consolidated statement of operations for the periods indicated:

	For the Years Ended December 31,
	2012	2011	2010

Revenues	100%	100%	100%

Operating Expenses:
Direct cost of telephony services (excluding depreciation and amortization)	27	27	28
Direct cost of goods sold	5	5	6
Selling, general and administrative	28	27	27
Marketing	25	24	22
Depreciation and amortization	4	4	6
Loss from abandonment of software assets	3	—	—
	92	87	89
Income from operations	8	13	11
Other Income (Expense):
Interest income	—	—	—
Interest expense	(1)	(2)	(5)
Change in fair value of embedded features within notes payable and stock warrant	—	—	(11)
Loss on extinguishment of notes	—	(1)	(4)
Other expense, net	—	—	—
	(1)	(3)	(20)
Income (loss) before income tax (expense) benefit	7	10	(9)
Income tax (expense) benefit	(3)	37	—
Net income (loss)	4%	47%	(9)%

28     VONAGE ANNUAL REPORT 2012

Summary of Results for the Years Ended December 31, 2012, 2011, and 2010

Revenues, Direct Cost of Telephony Services and Direct Cost of Good Sold	For the Years Ended December 31,			Dollar Change 2012 vs. 2011	Dollar Change 2011 vs. 2010	Percent Change 2012 vs. 2011	Percent Change 2011 vs. 2010
(in thousands, except percentages)	2012	2011	2010
Revenues	$849,114	$870,323	$885,042	$(21,209)	$(14,719)	(2)%	(2)%
Direct cost of telephony services (1)	231,877	236,149	243,794	(4,272)	(7,645)	(2)%	(3)%
Direct cost of goods sold	39,133	41,756	55,965	(2,623)	(14,209)	(6)%	(25)%

(1) Excludes depreciation and amortization of $15,115, $15,824, and $18,725, respectively.

2012 compared to 2011
Revenues. The decrease in revenues of $21,209, or 2%, was primarily driven by a decrease of $21,307 in monthly subscription fees resulting from a decreased number of subscription lines, which reduced from 2,374,887 at December 31, 2011 to 2,359,816 at December 31, 2012, and plan mix, a decrease in activation fees of $3,850, and a decrease in overage in plan minutes of $864. There was an increase in rebates and credits issued to subscribers of $249 and a decrease in additional features revenue of $1,424 due primarily to customers opting for our Vonage World offering, which now includes directory assistance and voice mail to text. In addition, there was a decrease of $1,663 in equipment and shipping revenue due to lower direct customer additions and elimination of equipment recovery fees for new customers and a decrease in other revenue of $2,578 due to lower rates from our revenue sharing partners. These decreases were offset by a decrease of $1,064 in bad debt expense due to improved customer credit quality and lower non-pay churn, and an increase in our regulatory fee revenue of $7,473, which includes an increase of $7,231 in USF fees. There was also an increase in international minutes of use revenue of $390 and an increase in fees that we charged for disconnecting our service of $1,798 due to reinstatement of contracts for new customers beginning in February 2012.
Direct cost of telephony services. The decrease in direct cost of telephony services of $4,272, or 2%, was primarily due to a decrease in domestic termination costs of $8,538 due to improved termination rates, which are costs that we pay other phone companies for terminating phone calls, and fewer minutes of use and a decrease in our network costs of $7,550, which includes costs for co-locating in other carriers’ facilities, leasing phone numbers, routing calls on the Internet, E-911 costs, and transferring calls to and from the Internet to the public switched telephone network due to improved rates. There was also a decrease in local number portability costs of $837 due to lower rates and a decrease in other costs of $503. These decreases were partially offset by an increased cost of $5,386 from higher international call volume associated with Vonage World, an increased cost of $7,231 for USF and related fees imposed by government agencies, and an increase in other taxes and surcharges of $540.
Direct cost of goods sold. The decrease in direct cost of goods sold of $2,623, or 6%, was primarily due to a decrease in amortization costs on deferred customer equipment of $2,918, a decrease in waived activation fees for new customers of $4,711 due to lower direct customer adds, and a decrease in shipping costs of $300. These decreases were offset by an increase in customer equipment costs of $5,303 from additional customers from our retail expansion started in the second quarter of 2011.

2011 compared to 2010
Revenues. The decrease in revenues of $14,719, or 2%, was primarily driven by a decrease in activation fees of $13,193 as the historical deferred activation fees are amortized and new activation fees are no longer charged and deferred, a decrease in fees that we charged for disconnecting our service of $8,587 due to fewer disconnections and elimination of this fee for new customers beginning in September 2010, and a reduction in international minutes of use revenue of $2,248 primarily due to customers moving, as expected, to our fixed rate Vonage World plan. In addition, there was an increase in rebates and credits issued to subscribers of $2,889 and a decrease in additional features revenue of $3,420 due primarily to customers opting for our Vonage World offering, which now includes directory assistance and voice mail to text. There was also a decrease in equipment sales, net of rebates, of $7,508 related to lower equipment recovery fees due to fewer disconnections and elimination of equipment recovery fees for new customers beginning in September 2010 and a decrease in customer shipping revenue of $837 due to higher priority shipping in 2010, partially offset by higher customer additions in 2011. These decreases were offset by an increase in our regulatory recovery and E-911 fees of $9,000 that we collected from subscribers due to pricing actions in 2010, which included $4,257 of USF and related fees, a decrease of $10,455 in bad debt expense due to improved customer credit quality and lower non-pay churn, an increase in other revenue of $1,268, and an increase in monthly subscription fees of $3,153 due to changes in plan mix.
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

29     VONAGE ANNUAL REPORT 2012

Selling, General and Administrative	For the Years Ended December 31,			Dollar Change 2012 vs. 2011	Dollar Change 2011 vs. 2010	Percent Change 2012 vs. 2011	Percent Change 2011 vs. 2010
(in thousands, except percentages)	2012	2011	2010
Selling, general and administrative	$242,368	$234,754	$238,986	$7,614	$(4,232)	3%	(2)%

2012 compared to 2011
Selling, general and administrative. Selling expense increased by $9,831 including $4,286 due to the expansion of the number of community sales teams, $2,189 due to an increase in the number of retail outlets with assisted selling, and $3,256 related to our new mobile offering launched in February 2012 and our Digital Calling Card launched in the fourth quarter of 2012. General and administrative expense decreased by $2,217 due to a decrease in credit card fees of $3,064 as a result of the Durbin Amendment, lower uncollected state and municipal tax expense of $965, and lower share based cost of $2,304, including a reversal of executive stock compensation expense of $1,200. These decreases were partially offset by an increase in compensation and benefits related expense of $3,669 driven by higher salary related expense of $6,486 offset by a decrease in outsourced temporary labor of $2,577, of which $2,118 was related to Customer Care.

2011 compared to 2010
Selling, general and administrative. Selling expense increased by $6,425 including $5,981 due to the expansion of the number of community sales teams and $869 due to an increase in the number of retail outlets with assisted selling partially offset by lower retail commissions of $425. General and administrative expense decreased by $10,657 due to a decrease in compensation and benefits related expense of $9,591 driven by lower salary related expense of $6,554 and lower outsourced temporary labor of $2,714, of which $2,223 is related to Customer Care. In addition, we had a decrease in credit card fees of $1,957 as a result of the Durbin Amendment, lower settlement costs related to litigation and contractual disputes of $2,506, lower uncollected state and municipal tax expense of $1,922, and lower professional fees of $572. These decreases were offset by an increase in share based cost of $6,024.

Marketing	For the Years Ended December 31,			Dollar Change 2012 vs. 2011	Dollar Change 2011 vs. 2010	Percent Change 2012 vs. 2011	Percent Change 2011 vs. 2010
	2012	2011	2010
Marketing	$212,540	$204,263	$198,170	$8,277	$6,093	4%	3%

2012 compared to 2011
Marketing. The increase in marketing expense of $8,277, or 4%, resulted from increasing our marketing investment in direct mail and retail to reach targeted ethnic segments and incremental media expenses associated with the market test of our low-priced domestic offer partially offset by the decrease in television advertising.

2011 compared to 2010
Marketing. The increase in marketing expense of $6,093, or 3%, resulted from increasing our marketing investment in direct mail to targeted ethnic segments which drove a 5% improvement in gross subscriber line additions.

Depreciation and Amortization	For the Years Ended December 31,			Dollar Change 2012 vs. 2011	Dollar Change 2011 vs. 2010	Percent Change 2012 vs. 2011	Percent Change 2011 vs. 2010
(in thousands, except percentages)	2012	2011	2010
Depreciation and amortization	$33,324	$37,051	$53,073	$(3,727)	$(16,022)	(10)%	(30)%

2012 compared to 2011
Depreciation and amortization. The decrease in depreciation and amortization of $3,727, or 10%, was primarily due to lower depreciation of network equipment, computer hardware, and furniture of $2,356 and lower software amortization of $2,471 due to certain projects being fully amortized, offset by an increase in intangible asset amortization of $1,098 from additional intangible assets acquired during the fourth quarter of 2011.

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

Loss from abandonment of software assets	For the Years Ended December 31,			Dollar Change 2012 vs. 2011	Dollar Change 2011 vs. 2010	Percent Change 2012 vs. 2011	Percent Change 2011 vs. 2010
(in thousands, except percentages)	2,012	2,011	2,010
Loss from abandonment of software assets	$25,262	$—	$—	$25,262	$—	100%	*

2012 compared to 2011
Loss from abandonment of software assets. The loss from abandonment of software assets of $25,262 in 2012 was due to the write-off of our investment in the Amdocs system, net of settlement amounts to the Company, during the second quarter of 2012.

2011 compared to 2010
Loss from abandonment of software assets. None.

30     VONAGE ANNUAL REPORT 2012

Other Income (Expense)	For the Years Ended December 31,			Dollar Change 2012 vs. 2011	Dollar Change 2011 vs. 2010	Percent Change 2012 vs. 2011	Percent Change 2011 vs. 2010
(in thousands, except percentages)	2012	2011	2010
Interest income	$109	$135	$519	$(26)	$(384)	(19)%	(74)%
Interest expense	(5,986)	(17,118)	(48,541)	11,132	31,423	65%	65%
Change in fair value of embedded features within notes payable and stock warrant	—	(950)	(99,338)	950	98,388	100%	99%
Loss on extinguishment of notes	—	(11,806)	(31,023)	11,806	19,217	100%	62%
Other expense, net	(11)	(271)	(18)	260	(253)	96%	*
	$(5,888)	$(30,010)	$(178,401)

2012 compared to 2011
Interest income. Interest income decreased $26, or 19%.
Interest expense. The decrease in interest expense of $11,132, or 65%, was due to lower principal outstanding and the reduced interest rate on the 2011 Credit Facility.
Change in fair value of embedded features within notes payable and stock warrant. The change in the fair value of our stock warrant fluctuated with changes in the price of our common stock and was an expense of $950 in 2011, as the stock warrant was exercised during the three months ended March 31, 2011. An increase in our stock price resulted in expense while a decrease in our stock price resulted in income.
Loss on extinguishment of notes. The loss on extinguishment of notes of $11,806 in 2011 was due to the acceleration of unamortized debt discount and debt related costs in connection with prepayments of the credit facility we entered into in December 2010 (the "2010 Credit Facility") and our refinancing of the 2010 Credit Facility in July 2011.
Other. Net other income and expense decreased by $260 in 2012 compared to 2011.
2011 compared to 2010
Interest income. The decrease in interest income of $384, or 74%, was due to lower interest rates and lower average cash balances driven by prepayments on the 2010 Credit Facility and the repayments on the 2011 Credit Facility.
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
Loss on extinguishment of notes. The loss on extinguishment of notes of $11,806 in 2011 was due to the acceleration of unamortized debt discount and debt related costs in connection with prepayments of our 2010 Credit Facility and our refinancing of the 2010 Credit Facility in July 2011. The loss on extinguishment of notes of $31,023 in 2010 was due to the acceleration of unamortized debt discount, debt related costs, and administrative agent fees associated with our prior senior secured first lien credit facility and prior senior secured second lien credit facility from our 2008 financing prepayments partially offset by gains associated with conversion of our prior third lien convertible notes.
Other. Net other income and expense decreased by $253 in 2011 compared to 2010.

Income Tax Benefit (Expense)	For the Years Ended December 31,			Dollar Change 2012 vs. 2011	Dollar Change 2011 vs. 2010	Percent Change 2012 vs. 2011	Percent Change 2011 vs. 2010
(in thousands, except percentages)	2012	2011	2010
Income tax (expense) benefit	$(22,095)	$322,704	$(318)	$(344,799)	$323,022	(107)%	101,579%
Effective tax rate	38%	(375)%	—%

We recognize income tax expense equal to our pre-tax income multiplied by our effective income tax rate, an expense that had not been recognized prior to the reduction of the valuation allowance in the fourth quarter of 2011. In addition, adjustments were recorded for discrete period items related to stock compensation and changes to our state effective tax rate.
The provision also includes the federal alternative minimum tax in 2012 and 2011 and state and local income taxes in 2012, 2011, and 2010.
We are required to record a valuation allowance which reduces net deferred tax assets if we conclude that it is more likely than not that taxable income generated in the future will be insufficient to utilize the future income tax benefit from these net deferred tax assets prior to expiration. Our net deferred tax assets primarily consist of net operating loss carry forwards (“NOLs”). We periodically review this conclusion, which requires significant management judgment. Until the fourth quarter of 2011, we recorded a valuation allowance which reduced our net deferred tax assets to zero. In the fourth quarter of 2011, based upon our sustained profitable operating performance over the past three years excluding certain losses associated with our prior convertible notes and our December 2010 debt refinancing and our positive outlook for taxable income in the future, our evaluation determined that the benefit resulting from our net deferred tax assets (namely, the NOLs) are likely to be usable prior to their expiration. Accordingly, we released the related valuation allowance against our United States and Canada net deferred tax assets, and a portion of the allowance against our state net deferred tax assets as certain NOLs may expire prior to utilization due to shorter utilization periods in certain states, resulting in a one-time non-cash income tax benefit of $325,601 that we recorded in our

31     VONAGE ANNUAL REPORT 2012

statement of operations and a corresponding net deferred tax asset of $325,601 that we recorded on our balance sheet on December 31, 2011. In the future, if available evidence changes our conclusion that it is more likely than not that we will utilize our net deferred tax assets prior to their expiration, we will make an adjustment to the related valuation allowance and income tax expense at that time.
We participated in the State of New Jersey’s corporation business tax benefit certificate transfer program, which allows certain high technology and biotechnology companies to transfer unused New Jersey net operating loss carryovers to other New Jersey corporation business taxpayers. During 2003 and 2004, we submitted an application to the New Jersey Economic Development Authority, or EDA, to participate in the program and the application was approved. The EDA then issued a certificate certifying our eligibility to participate in the program. The program requires that a purchaser pay at least 75% of the amount of the surrendered tax benefit. In tax years 2010, 2011, and

2012, we sold approximately, $2,194, $0, and $0, respectively, of our New Jersey State net operating loss carry forwards for a recognized benefit of approximately $168 in 2010, $0 in 2011, and $0 in 2012. Collectively, all transactions represent approximately 85% of the surrendered tax benefit each year and have been recognized in the year received.

As of December 31, 2012, we had net operating loss carry forwards for United States federal and state tax purposes of $744,139 and $290,196, respectively, expiring at various times from years ending 2013 through 2030. In addition, we had net operating loss carry forwards for Canadian tax purposes of $25,476 expiring through 2028. We also had net operating loss carry forwards for United Kingdom tax purposes of $37,765 with no expiration date.

Net Income (Loss)	For the Years Ended December 31,			Dollar Change 2012 vs. 2011	Dollar Change 2011 vs. 2010	Percent Change 2012 vs. 2011	Percent Change 2011 vs. 2010
(in thousands, except percentages)	2012	2011	2010
Net income (loss)	$36,627	$409,044	$(83,665)	$(372,417)	$492,709	(91)%	589%

2012 compared to 2011
Net Income. Based on the activity described above, our net income of $36,627 for the year ended December 31, 2012 decreased by $372,417, or 91%, from net income of $409,044 for the year ended December 31, 2011.

2011 compared to 2010
Net Income (Loss). Based on the activity described above, our net income of $409,044 for the year ended December 31, 2011 increased by $492,709, or 589%, from net loss of $83,665 for the year ended December 31, 2010.

32     VONAGE ANNUAL REPORT 2012

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

	For the Quarter Ended
(dollars in thousands, except operating data)	Mar 31, 2011	Jun 30, 2011	Sep 30, 2011	Dec 31, 2011	Mar 31, 2012	Jun 30, 2012	Sep 30, 2012	Dec 31, 2012

Revenues	$219,841	$218,285	$216,507	$215,690	$215,903	$211,916	$207,584	$213,711

Operating expenses:
Direct cost of telephony services (1)	60,189	57,883	59,230	58,847	61,623	58,195	55,245	56,814
Direct cost of goods sold	11,055	9,865	10,711	10,125	9,846	9,275	10,444	9,568
Selling, general and administrative	58,243	58,481	59,451	58,579	61,835	58,396	59,676	62,461
Marketing	49,404	52,211	51,044	51,604	53,422	54,956	51,361	52,801
Depreciation and amortization	11,066	8,664	8,683	8,638	8,644	8,518	8,110	8,052
Loss from abandonment of software assets	—	—	—	—	—	25,262	—	—
	189,957	187,104	189,119	187,793	195,370	214,602	184,836	189,696
Income from operations	29,884	31,181	27,388	27,897	20,533	(2,686)	22,748	24,015
Other income (expense):
Interest income	42	37	33	23	20	30	30	29
Interest expense	(6,602)	(5,588)	(2,926)	(2,002)	(1,751)	(1,566)	(1,402)	(1,267)
Change in fair value of embedded features within notes payable and stock warrant	(950)	—	—	—	—	—	—	—
Loss on extinguishment of notes	(593)	(3,228)	(7,985)	—	—	—	—	—
Other, net	(2)	44	(47)	(266)	42	(65)	28	(16)
	(8,105)	(8,735)	(10,925)	(2,245)	(1,689)	(1,601)	(1,344)	(1,254)
Income (loss) before income tax (expense) benefit	21,779	22,446	16,463	25,652	18,844	(4,287)	21,404	22,761
Income tax (expense) benefit	(666)	(698)	(426)	324,494	(4,923)	947	(8,191)	(9,928)
Net income (loss)	$21,113	$21,748	$16,037	$350,146	$13,921	$(3,340)	$13,213	$12,833
Net income (loss) per common share:
Basic	$0.10	$0.10	$0.07	$1.55	$0.06	$(0.01)	$0.06	$0.06
Diluted	$0.09	$0.09	$0.07	$1.48	$0.06	$(0.01)	$0.06	$0.06
Weighted-average common shares outstanding:
Basic	222,162	224,233	225,281	225,572	225,732	226,429	225,555	219,379
Diluted	240,340	244,590	241,189	237,342	236,036	226,429	233,708	228,107
Operating Data:
Gross subscriber line additions	175,388	158,004	170,344	168,538	165,454	163,349	171,628	152,319
Change in net subscriber line	3,345	(10,568)	(8,939)	(13,834)	(18,739)	(64)	9,440	(5,708)
Subscriber lines at end of period	2,408,228	2,397,660	2,388,721	2,374,887	2,356,148	2,356,084	2,365,524	2,359,816
Average monthly customer churn	2.5%	2.5%	2.7%	2.7%	2.8%	2.5%	2.5%	2.5%
Average monthly operating revenues per line	$30.45	$30.28	$30.16	$30.19	$30.42	$29.98	$29.31	$30.15
Average monthly direct costs of telephony services per line	$8.34	$8.03	$8.25	$8.24	$8.68	$8.23	$7.80	$8.02
Marketing costs per gross subscriber line additions	$281.68	$330.44	$299.65	$306.19	$322.88	$336.43	$299.26	$346.65
Employees at end of period	1,126	1,059	1,035	1,008	1,004	988	971	983

(1)
Excludes depreciation and amortization of $4,124, $3,867, $3,864, and $3,969 for the quarters ended March 31, June 30, September 30 and December 31, 2011, respectively, and $3,930, $3,929, $3,722, and $3,534 for the quarters ended March 31, June 30, September 30 and December 31, 2012, respectively.

.

33     VONAGE ANNUAL REPORT 2012

LIQUIDITY AND CAPITAL RESOURCES

Overview
The following table sets forth a summary of our cash flows for the periods indicated:

	For the Years Ended December 31,
(dollars in thousands)	2012	2011	2010
Net cash provided by operating activities	$119,843	$146,786	$194,212
Net cash used in investing activities	(25,472)	(37,604)	(4,686)
Net cash used in financing activities	(56,257)	(130,138)	(143,762)

For the three years ended December 31, 2012, 2011, and 2010 we generated income from operations. We expect to continue to balance efforts to grow our customer base while consistently achieving profitability. To grow our customer base, we continue to make investments in marketing and application development as we seek to launch new services, network quality and expansion, and customer care. Although we believe we will maintain consistent profitability in the future, we ultimately may not be successful and we may not achieve consistent profitability. We believe that cash flow from operations and cash on hand will fund our operations for at least the next twelve months.
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

July 2011 Financing
On July 29, 2011, we entered into the 2011 Credit Facility consisting of an $85,000 senior secured term loan and a $35,000 revolving credit facility. The co-borrowers under the 2011 Credit Facility were us and Vonage America Inc., our wholly owned subsidiary. Obligations under the 2011 Credit Facility were guaranteed, fully and unconditionally, by our other United States subsidiaries and were secured by substantially all of the assets of each borrower and each of the guarantors.
Use of Proceeds
We used $100,000 of the net available proceeds of the 2011 Credit Facility, plus $31,000 of cash on hand, to retire all of the debt under our 2010 Credit Facility, including a $1,000 prepayment fee to holders of the 2010 Credit Facility.
Repayments
In 2012 and 2011, we made mandatory repayment of $28,333 and $14,166, respectively, under the senior secured term loan. In addition, we repaid the $15,000 outstanding under the revolving credit facility in 2011.
As of December 31, 2012, we were in compliance with all covenants, including financial covenants, for the 2011 Credit Facility.
The 2011 Credit Facility contains customary events of default that may permit acceleration of the debt. During the continuance of a payment default, interest will accrue at a default interest rate of 2% above the interest rate which would otherwise be applicable, in the case of loans, and at a rate equal to the rate applicable to base rate loans plus 2%, in the case of all other amounts.

February 2013 Financing
On February 11, 2013 we entered into the 2013 Credit Facility. The 2013 Credit Facility consists of a $70,000 senior secured term loan and a $75,000 revolving credit facility. The co-borrowers under the 2013 Credit Facility are us and Vonage America Inc., our wholly owned subsidiary. Obligations under the 2013 Credit Facility are guaranteed, fully and unconditionally, by our other United States subsidiaries and are secured by substantially all of the assets of each borrower and each of the guarantors.
Use of Proceeds
We used $42,500 of the net available proceeds of the 2013 Credit Facility to retire all of the debt under our 2011 Credit Facility. Remaining proceeds from the senior secured term loan and the undrawn revolving credit facility under the 2013 Credit Facility will be used for general corporate purposes.
2013 Credit Facility Terms
The following description summarizes the material terms of the 2013 Credit Facility:
The loans under the 2013 Credit Facility mature in February 2016. Principal amounts under the 2013 Credit Facility are repayable in quarterly installments of $5,833 per quarter for the senior secured term loan. The unused portion of our revolving credit facility incurs a 0.45% commitment fee.
Outstanding amounts under the 2013 Credit Facility, at our option, will bear interest at:

>
LIBOR (applicable to one-, two-, three- or six-month periods) plus an applicable margin equal to 3.125% if our consolidated leverage ratio is less than 0.75 to 1.00, 3.375% if our consolidated leverage ratio is greater than or equal to 0.75 to 1.00 and less than 1.50 to 1.00, and 3.625% if our consolidated leverage ratio is greater than or equal to 1.50 to 1.00, payable on the last day of each relevant interest period or, if the interest period is longer than three months, each day that is three months after the first day of the interest

34     VONAGE ANNUAL REPORT 2012

period, or

>
the base rate determined by reference to the highest of (a) the federal funds effective rate from time to time plus 0.50%, (b) the prime rate of JPMorgan Chase Bank, N.A., and (c) the LIBOR rate applicable to one month interest periods plus 1.00%, plus an applicable margin equal to 2.125% if our consolidated leverage ratio is less than 0.75 to 1.00, 2.275% if our consolidated leverage ratio is greater than or equal to 0.75 to 1.00 and less than 1.50 to 1.00, and 2.625% if our consolidated leverage ratio is greater than or equal to 1.50 to 1.00, payable on the last business day of each March, June, September, and December and the maturity date of the 2013 Credit Facility.

The 2013 Credit Facility provides greater flexibility to us in funding acquisitions and restricted payments, such as stock buybacks, than the 2011 Credit Facility.
We may prepay the 2013 Credit Facility at our option at any time without premium or penalty. The 2013 Credit Facility is subject to mandatory prepayments in amounts equal to:

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
Subject to certain restrictions and exceptions, the 2013 Credit Facility permits us to obtain one or more incremental term loans and/or revolving credit facilities in an aggregate principal amount of up to $60,000 plus an amount equal to repayments of the senior secured term loan upon providing documentation reasonably satisfactory to the administrative agent, without the consent of the existing lenders under the 2013 Credit Facility. The 2013 Credit Facility includes customary representations and warranties and affirmative covenants of the borrowers. In addition, the 2013 Credit Facility contains customary negative covenants, including, among other things, restrictions on the ability of us and our subsidiaries to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, consummate acquisitions, make investments, and pay dividends and other distributions. We must also comply with the following financial covenants:

>	a consolidated leverage ratio of no greater than 2.00 to 1.00;

>	a consolidated fixed coverage charge ratio of no less than 1.75 to 1.00 subject to adjustment to exclude up to $50,000 in specified restricted payments;

>	minimum cash of $25,000 including the unused portion of the revolving credit facility or $35,000 in the event of certain specified corporate actions; and

>
maximum capital expenditures not to exceed $55,000 during any fiscal year, provided that the unused amount of any permitted capital expenditures in any fiscal year may be carried forward to the next following fiscal year. In addition, annual excess cash flow up to $8,000 increases permitted capital expenditures.

The 2013 Credit Facility contains customary events of default that may permit acceleration of the debt. During the continuance of a payment default, interest will accrue at a default interest rate of 2% above the interest rate which would otherwise be applicable, in the case of loans, and at a rate equal to the rate applicable to base rate loans plus 2%, in the case of all other amounts.
State and Local Sales Taxes
We also have contingent liabilities for state and local sales taxes. As of December 31, 2012, we had a reserve of $1,514. If our ultimate liability exceeds this amount, it could affect our liquidity unfavorably. However, we do not believe it would significantly impair our liquidity.
Capital expenditures
For 2012, capital expenditures were primarily for the implementation of software solutions and purchase of network equipment as we continue to expand our network. Our capital expenditures for the year ended 2012 were $26,750, of which $12,987 was for software acquisition and development. The majority of these expenditures are comprised of investments in information technology and systems infrastructure, including an electronic data warehouse, online customer service, customer management platforms, and the Amdocs billing and order management system. As previously disclosed, we experienced delays and incremental costs during the course of the development and implementation of the Amdocs billing and ordering system and the transition of customers to the system. We conducted discussions with Amdocs to resolve the issues associated with the billing and ordering system. Based on these discussions, and after our consideration of the progress made improving our overall IT infrastructure, the incremental time and costs to develop and implement the Amdocs system, as well as the expected reduction in capital expenditures, in June 2012 we and Amdocs determined that terminating the program was in the best interest of both parties. On July 30, 2012, we entered into a settlement agreement with Amdocs terminating the related license agreement. As a result, we determined that a write-off of our investment in the system of $25,262, net of settlement amounts to the Company, was required in the second quarter of 2012. This charge is recorded as loss from abandonment of software assets in the statement of operations. For 2013, we believe our capital and software expenditures will be approximately $30,000 to $35,000.
Operating Activities
Cash provided by operating activities decreased to $119,843 during the year ended December 31, 2012 compared to $146,786 for the year ended December 31, 2011, primarily due to planned investments in our growth initiatives, lower revenues and changes in working capital.
Changes in working capital requirements include changes in accounts receivable, inventory, prepaid and other assets, other assets, accounts payable, accrued and other liabilities, and deferred revenue and costs. Cash used for working capital increased by $5,704 during the year ended December 31, 2012 compared to the year ended December 31, 2011, primarily due to the timing of payments.
Cash provided by operating activities decreased to $146,786 during the year ended December 31, 2011 compared to $194,212 for the year ended December 31, 2010 , primarily due to changes in working capital requirements and higher marketing expenditures partially offset by lower interest expense as a result of our debt refinancings in December 2010 and July 2011.
Changes in working capital requirements include changes in accounts receivable, inventory, prepaid and other assets, other assets, accounts payable, accrued and other liabilities, and deferred revenue and costs. Cash provided by working capital decreased by $69,137 during the year ended December 31, 2011 compared to the year ended December 31, 2010, primarily due to the timing of payments.
Investing Activities
Cash used in investing activities for 2012 of $25,472 was attributable to capital expenditures of $13,763 and software acquisition and development of $12,987, offset by a decrease in restricted cash of $1,278 due primarily to the return of part of the security deposit on our leased office property in Holmdel, New Jersey.
Cash used in investing activities for 2011 of $37,604 was attributable to capital expenditures of $12,636, software acquisition and development of $22,292, and purchase of intangible assets of $3,725, offset by a decrease in restricted cash of $1,049 due primarily to the return of part of the security deposit on our leased office property in Holmdel, New Jersey.

35     VONAGE ANNUAL REPORT 2012

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
Financing Activities
Cash used in financing activities for 2012 of $56,257 was primarily attributable to $28,333 in 2011 Credit Facility principal payments, $2,104 in capital lease payments, and $27,545 in common stock repurchases, offset by $1,725 in proceeds received from the exercise of stock options.
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

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

The table below summarizes our contractual obligations at December 31, 2012, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
(dollars in thousands)	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
	(unaudited)
Contractual Obligations:
2011 Credit Facility	$42,500	$28,333	$14,167	$—	$—
Interest related to 2011 Credit Facility	1,591	1,303	288	—	—
Capital lease obligations	20,726	4,284	8,826	7,616	—
Operating lease obligations	9,987	5,455	4,532	—	—
Purchase obligations	63,590	49,810	12,713	1,067	—
Other obligations	2,750	1,000	1,750	—	—
Total contractual obligations	$141,144	$90,185	$42,276	$8,683	$—
Other Commercial Commitments:
Standby letters of credit	$5,558	$5,558	$—	$—	$—
Total contractual obligations and other commercial commitments	$146,702	$95,743	$42,276	$8,683	$—

Credit Facility. On July 29, 2011, we entered into the 2011 Credit Facility which consists of an $85,000 senior secured term loan and a $35,000 revolving credit facility. On February 11, 2013 we entered into Amendment No. 1 to the 2011 Credit Agreement (the "2013 Credit Facility"). The 2013 Credit Facility consists of a $70,000 senior secured term loan and a $75,000 revolving credit facility. See Note 6 in the notes to the consolidated financial statements.
Capital lease obligations. At December 31, 2012, we had capital lease obligations of $20,726 related to our corporate headquarters in Holmdel, New Jersey.
Operating lease obligations. At December 31, 2012, we had future commitments for operating leases for co-location facilities mainly in the United States that accommodate a portion of our network equipment, for kiosks leased in various locations throughout the United States, for office space leased for our London, United Kingdom office, for office space leased in Atlanta, Georgia for product development, for office space leased in Tel Aviv, Israel for application development, and for apartment space leased in New Jersey for certain executives.

Purchase obligations. The purchase obligations reflected above are primarily commitments to vendors who will provide voice termination services, provide voicemail to text transcription services, provide local inbound services, process our credit card billings, provide E-911 services to our customers, assist us with local number portability, license patents to us, sell us communication devices, sell us data center equipment, lease us collocation facilities, and provide carrier operation services and provide in-store assisted sales labor. In certain cases, we may terminate these arrangements early upon payment of specified fees. These amounts do not represent our entire anticipated purchases in the future, but represent only those items for which we are contractually committed. We also purchase products and services as needed with no firm commitment. For this reason, the amounts presented do not provide a reliable indicator of our expected future cash outflows or changes in our expected cash position. See also Note 10 to our consolidated financial statements.

36     VONAGE ANNUAL REPORT 2012

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
Income Taxes
We recognize deferred tax assets and liabilities at enacted income tax rates for the temporary differences between the financial reporting bases and the tax bases of our assets and liabilities. Any effects of changes in income tax rates or tax laws are included in the provision for income taxes in the period of enactment. Our net deferred tax assets primarily consist of net operating loss carry forwards (“NOLs”). We are required to record a valuation allowance against our net deferred tax assets if we conclude that it is more likely than not that taxable income generated in the future will be insufficient to utilize the future income tax benefit from our net deferred tax assets (namely, the NOLs) prior to expiration. We periodically review this conclusion, which requires significant management judgment. If we are able to conclude in a future period that a future income tax benefit from our net deferred tax assets has a greater than 50 percent likelihood of being realized, we are required in that period to reduce the related valuation allowance with a corresponding decrease in income tax expense. This will result in a non-cash benefit to our net income in the period of the determination. In the future, if available evidence changes our conclusion that it is more likely than not that we will utilize our net deferred tax assets prior to their expiration, we will make an adjustment to the related valuation allowance and income tax expense at that time. In the fourth quarter of 2011, we released $325,601 of valuation allowance (see Note 5. Income Taxes). In subsequent periods, we would expect to recognize income tax expense equal to our pre-tax income multiplied by our effective income tax rate, an expense that was not recognized prior to the reduction of the valuation allowance.

37     VONAGE ANNUAL REPORT 2012

Net Operating Loss Carryforwards
As of December 31, 2012, we had NOLs for United States federal and state tax purposes of $744,139 and $290,196, respectively, expiring at various times from years ending 2013 through 2030. In addition, we had NOLs for Canadian tax purposes of $25,476 expiring through 2028. We also had NOLs for United Kingdom tax purposes of $37,765 with no expiration date.
Under Section 382 of the Internal Revenue Code, if we undergo an “ownership change” (generally defined as a greater than 50% change (by value) in our equity ownership over a three-year period), our ability to use our pre-change of control NOLs and other pre-change tax attributes against our post-change income may be limited. The Section 382 limitation is applied annually so as to limit the use of our pre-change NOLs to an amount that generally equals the value of our stock immediately before the ownership change multiplied by a designated federal long-term tax-exempt rate. At December 31, 2012, there were no limitations on the use of our NOLs.
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
We prepared a sensitivity analysis to determine the impact of hypothetical changes foreign currency exchange rates have on our results of operations. The foreign currency rate analysis assumed a uniform movement in currencies by 10% relative to the U.S. Dollar on our results. Based upon the results of this analysis, a 10% change in currency rates would have resulted in an increase or decrease in our earnings for the year ended December 31, 2012 of approximately $900.
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

As of December 31, 2012, if the interest rate on our variable rate debt changed by 1% on our 2011 Credit Facility, our annual debt service payment would change by approximately $400. As of December 31, 2012, if the interest rate on our variable rate debt changed by 1% on our 2013 Credit Facility , our annual debt service payment would change by approximately $700.

ITEM 8. Financial Statements and Supplementary Data

The information required by this Item is contained on pages F-1 through F-32 of this Annual Report on Form 10-K and incorporated herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

38     VONAGE ANNUAL REPORT 2012

None.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting.
February 13, 2013
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on our assessment, management concluded that, as of December 31, 2012, our internal control over financial reporting is effective based on those criteria.

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
Report of the Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.
See Report of Independent Registered Public Accounting Firm on page F-3.
Changes in Internal Control Over Financial Reporting
There were no changes to controls during the quarter ended December 31, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

39     VONAGE ANNUAL REPORT 2012

ITEM 9B. Other Information
Amendment to 2011 Credit Facility
On February 11, 2013 we entered into Amendment No. 1 to the 2011 Credit Agreement (the "2013 Credit Facility"). The 2013 Credit Facility consists of a $70,000 senior secured term loan and a $75,000 revolving credit facility. The co-borrowers under the 2013 Credit Facility are us and Vonage America Inc., our wholly owned subsidiary. Obligations under the 2013 Credit Facility are guaranteed, fully and unconditionally, by our other United States subsidiaries and are secured by substantially all of the assets of each borrower and each of the guarantors.
Use of Proceeds
We used $42,500 of the net available proceeds of the 2013 Credit Facility to retire all of the debt under our 2011 Credit Facility. Remaining proceeds from the senior secured term loan and the undrawn revolving credit facility under the 2013 Credit Facility will be used for general corporate purposes.
2013 Credit Facility Terms
The following description summarizes the material terms of the 2013 Credit Facility:
The loans under the 2013 Credit Facility mature in February 2016. Principal amounts under the 2013 Credit Facility are repayable in quarterly installments of $5,833 per quarter for the senior secured term loan. The unused portion of our revolving credit facility incurs a 0.45% commitment fee.
Outstanding amounts under the 2013 Credit Facility, at our option, will bear interest at:

>
LIBOR (applicable to one-, two-, three- or six-month periods) plus an applicable margin equal to 3.125% if our consolidated leverage ratio is less than 0.75 to 1.00, 3.375% if our consolidated leverage ratio is greater than or equal to 0.75 to 1.00 and less than 1.50 to 1.00, and 3.625% if our consolidated leverage ratio is greater than or equal to 1.50 to 1.00, payable on the last day of each relevant interest period or, if the interest period is longer than three months, each day that is three months after the first day of the interest period, or

>
the base rate determined by reference to the highest of (a) the federal funds effective rate from time to time plus 0.50%, (b) the prime rate of JPMorgan Chase Bank, N.A., and (c) the LIBOR rate applicable to one month interest periods plus 1.00%, plus an applicable margin equal to 2.125% if our consolidated leverage ratio is less than 0.75 to 1.00, 2.275% if our consolidated leverage ratio is greater than or equal to 0.75 to 1.00 and less than 1.50 to 1.00, and 2.625% if our consolidated leverage ratio is greater than or equal to 1.50 to 1.00, payable on the last business day of each March, June, September, and December and the maturity date of the 2013 Credit Facility.

The 2013 Credit Facility provides greater flexibility to us in funding acquisitions and restricted payments, such as stock buybacks, than the 2011 Credit Facility.

We may prepay the 2013 Credit Facility at our option at any time without premium or penalty. The 2013 Credit Facility is subject to mandatory prepayments in amounts equal to:

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
Subject to certain restrictions and exceptions, the 2013 Credit Facility permits us to obtain one or more incremental term loans and/or revolving credit facilities in an aggregate principal amount of up to $60,000 plus an amount equal to repayments of the senior secured term loan upon providing documentation reasonably satisfactory to the administrative agent, without the consent of the existing lenders under the 2013 Credit Facility. The 2013 Credit Facility includes customary representations and warranties and affirmative covenants of the borrowers. In addition, the 2013 Credit Facility contains customary negative covenants, including, among other things, restrictions on the ability of us and our subsidiaries to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, consummate acquisitions, make investments, and pay dividends and other distributions. We must also comply with the following financial covenants:

>	a consolidated leverage ratio of no greater than 2.00 to 1.00;

>	a consolidated fixed coverage charge ratio of no less than 1.75 to 1.00 subject to adjustment to exclude up to $50,000 in specified restricted payments;

>	minimum cash of $25,000 including the unused portion of the revolving credit facility or $35,000 in the event of certain specified corporate actions; and

>
maximum capital expenditures not to exceed $55,000 during any fiscal year, provided that the unused amount of any permitted capital expenditures in any fiscal year may be carried forward to the next following fiscal year. In addition, annual excess cash flow up to $8,000 increases permitted capital expenditures.

The 2013 Credit Facility contains customary events of default that may permit acceleration of the debt. During the continuance of a payment default, interest will accrue at a default interest rate of 2% above the interest rate which would otherwise be applicable, in the case of loans, and at a rate equal to the rate applicable to base rate loans plus 2%, in the case of all other amounts.

40     VONAGE ANNUAL REPORT 2012

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance
 The discussion under the headings “Proposal No. 1 – Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Director Nomination Process”, “Corporate Governance – Board Committees – Audit Committee”, and “Executive Officers of Vonage” in our Proxy Statement for the 2013 Annual Meeting of Stockholders is hereby incorporated by reference.
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

ITEM 11. Executive Compensation

The discussion under the headings “Compensation”, “Director Compensation”, “Corporate Governance – Compensation Committee Interlocks and Insider Participation”, and “Corporate Governance – Compensation Committee Report” in our Proxy Statement for the 2013 Annual Meeting of Stockholders is hereby incorporated by reference.
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

Statement for the 2013 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The discussion under the headings “Proposal No. 1 – Election of Directors – Transactions with Related Persons”, and “Corporate Governance – Board Determination of Independence” in our Proxy

Statement for the 2013 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 14. Principal Accountant Fees and Services

The discussion under the heading “Proposal No. 2 – Ratification of Independent Registered Public Accounting Firm” in our

Proxy Statement for the 2013 Annual Meeting of Stockholders is hereby incorporated by reference.

41     VONAGE ANNUAL REPORT 2012

PART IV

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Vonage Holdings Corp.
Holmdel, New Jersey 07733
The audits referred to in our report dated February 13, 2013 relating to the consolidated financial statements of Vonage Holdings Corp., which is contained in Item 8 of this Form 10-K also included the audit of the financial statement schedule listed in the accompanying index. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.
In our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/s/ BDO USA, LLP
Woodbridge, New Jersey
February 13, 2013

42     VONAGE ANNUAL REPORT 2012

ITEM 15. Exhibits, Financial Statement Schedules
(a)
(1) Financial Statements. The index to our financial statements is found on page F-1 of this Form 10-K.
(2) Financial Statement Schedule. Schedule II—Valuation and Qualifying Accounts is as follows:

	Balance at Beginning of Period	Additions			Less Deductions	Balance at End of Period
		Revenue	Expense
Allowance for Doubtful Accounts:
Year ended December 31, 2012	$591	$(764)	$926		$—	$753
Year ended December 31, 2011	588	(4)	7		—	591
Year ended December 31, 2010	1,432	(711)	—		(133)	588
Inventory Obsolescence
Year ended December 31, 2012	$269	$—	$527		$(528)	$268
Year ended December 31, 2011	763	—	773		(1,267)	269
Year ended December 31, 2010	432	—	2,213		(1,882)	763
Valuation Allowance for Deferred Tax
Year ended December 31, 2012	$17,683	$—	$(5,093)	(1)	$—	$12,590
Year ended December 31, 2011	415,903	—	(398,220)	(1)	—	17,683
Year ended December 31, 2010	385,941	—	29,962	(1)	—	415,903

(1)	Amounts charged (credited) to expense represent change in valuation allowance.
(3) Exhibits.

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of Vonage Holdings Corp.(4)
3.2	Second Amended and Restated By-laws of Vonage Holdings Corp.(9)
4.1	Form of Certificate of Vonage Holdings Corp. Common Stock(3)
4.2
Tax Benefits Preservation Plan, dated as of June 7, 2012, by and between Vonage Holdings Corp. and American Stock Transfer & Trust Company, LLC, as Rights Agent, including as Exhibit A the form of Certificate of Designation of the Company's Series A Participating Preferred Stock and as Exhibit B the forms of Right Certificate and of Election to Purchase (19)

10.1	2001 Stock Incentive Plan of Vonage Holdings Corp.(1)*
10.2	Form of Nonqualified Stock Option Agreement for Employees under the 2001 Stock Incentive Plan(1)*
10.3	Form of Nonqualified Stock Option Agreement for Outside Directors under the 2001 Stock Incentive Plan(1)*
10.4	Amended and Restated Vonage Holding Corp. 2006 Incentive Plan(13)*
10.5	Form of Restricted Stock Unit Agreement under the Vonage Holdings Corp. 2006 Incentive Plan(6)*
10.6	Form of Nonqualified Stock Option Agreement under the Vonage Holdings Corp. 2006 Incentive Plan(15)*
10.7	Form of Restricted Stock Agreement under the Vonage Holdings Corp. 2006 Incentive Plan(6)*
10.8	Form of Restricted Stock Agreement for Non-Executive Directors under the Vonage Holdings Corp. 2006 Incentive Plan (10)*
10.9	Form of Nonqualified Stock Option Agreement for Non-Executive Directors (Quarterly Grants) under the Vonage Holdings Corp. 2006 Incentive Plan (10)*
10.10.	Form of Nonqualified Stock Option Agreement for Non-Executive Directors (Sign-on Grant) under the Vonage Holdings Corp. 2006 Incentive Plan (10)*
10.11	Vonage Holdings Corp. 401(k) Retirement Plan(1)*
10.12	Lease Agreement, dated March 24, 2005, between 23 Main Street Holmdel Associates LLC and Vonage USA Inc.(1)
10.13	Amended and Restated Employment Agreement dated November 5, 2009 between Vonage Holdings Corp. and Marc P. Lefar(13)*
10.14	Indemnification Agreement dated as of July 29, 2008 by and between Vonage Holdings Corp. and Marc. P. Lefar(9)*
10.15	Form of Nonqualified Stock Option Agreement for Marc P. Lefar under the Vonage Holdings Corp. 2006 Incentive Plan(9)*

43     VONAGE ANNUAL REPORT 2012

Exhibit Number	Description of Exhibit

10.16	Employment Agreement dated as of February 24, 2010 by and between Vonage Holdings Corp. and Barry Rowan(15)*

10.17	Indemnification Agreement dated as of May 6, 2010 by and between Vonage Holdings Corp. and Barry Rowan(15)*

10.18	Amended and Restated Employment Agreement, dated February 8, 2006, between Vonage Holdings Corp. and Jeffrey A. Citron(1)*

10.19	Separation Agreement and General Release dated as of July 29, 2008 by and between Vonage Holdings Corp. and Jeffrey A. Citron(9)*

10.20.	Amended and Restated Non-Compete Agreement dated as of October 17, 2008 by and between Vonage Holdings Corp. and Jeffrey A. Citron(11)

10.21	Form of Nonqualified Stock Option Agreement for Jeffrey A. Citron under the Vonage Holdings Corp. 2006 Incentive Plan(9)*

10.22	Letter Agreement, dated February 6, 2012, between Vonage Holdings Corp. and Graham McGonigal(18)*

10.23	Letter Agreement, dated February 9, 2009, between Vonage Holdings Corp. and Nicholas P. Lazzaro(12)*

10.24	Amendment to Letter Agreement, dated December 30, 2010, between Vonage Holdings Corp. and Nicholas P. Lazzaro(16)*

10.25	Second Amendment to Letter Agreement, dated April 17, 2012, between Vonage Holdings Corp. and Nicholas P. Lazzaro(19)*

10.26	Letter Agreement, dated March 24, 2009, between Vonage Holdings Corp. and Kimberly O’Loughlin(12)*

10.27	Amendment to Letter Agreement, dated December 25, 2010, between Vonage Holdings Corp. and Kimberly O’Loughlin(16)*

10.28	Letter Agreement, dated November 19, 2008, between Vonage Holdings Corp. and Michael A. Tempora(12)*

10.29	Amendment to Letter Agreement, dated December 23, 2010, between Vonage Holdings Corp. and Michael A. Tempora(16)*

10.30.	Letter Agreement, dated July 15, 2009, between Vonage Holdings Corp. and Kurt Rogers(13)*

10.31	Amendment to Letter Agreement, dated December 22, 2010, between Vonage Holdings Corp. and Kurt Rogers(16)*

10.32	Second Amendment to Letter Agreement, dated March 27, 2012, between Vonage Holdings Corp. and Kurt Rogers(18)*

10.33	Letter Agreement, dated June 25, 2012, between Vonage Holdings Corp. and Barbara Goodstein(21)*

10.34	Non-Executive Director Compensation Program effective January 24, 2012(18)*

10.35	Form of Indemnification Agreement between Vonage Holdings Corp. and its directors and certain officers(7)*

10.36	Third Amended and Restated Investors’ Rights Agreement, as amended, dated April 27, 2005, among Vonage Holdings Corp. and the signatories thereto(2)

10.37
Written Consent of Vonage Holdings Corp. and Certain Stockholders to the amendment to the Third Amended and Restated Investors’ Rights Agreement dated April 27, 2005, as amended, dated November 13, 2006(5)

10.38	Registration Rights Agreement, dated December 16, 2005, among Vonage Holdings Corp. and the signatories thereto(1)

10.39†	License and Managed Services Agreement, dated December 23, 2009 between Vonage Network LLC and Amdocs Software Systems Limited and Amdocs, Inc.(14)

10.40†	First Amending Agreement to License and Managed Services Agreement, dated December 22, 2010 between Vonage Network LLC and Amdocs Software Systems Limited and Amdocs, Inc.(16)

10.41†	Settlement Agreement, dated July, 30, 2012, by and among Vonage Network LLC, Amdocs Software Systems Limited, and Amdocs, Inc. (20)

10.42	Settlement Agreement, effective October 27, 2007, between Vonage Holdings Corp. and Sprint Communications Company L.P.(8)

10.43	Settlement and Patent License Agreement, dated December 21, 2007, between Vonage Holdings Corp. and AT&T Corp.(8)

10.44	Settlement Agreement, effective January 1, 2008 between Vonage Holdings Corp. and Nortel Networks Inc. and Nortel Networks Limited(8)

10.45
Credit Agreement, dated as of July 29, 2011 among Vonage Holdings Corp. and Vonage America Inc., as borrowers, various lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, and RBS Citizens, N.A., as Syndication Agent.(17)

44     VONAGE ANNUAL REPORT 2012

Exhibit Number	Description of Exhibit

21.1	List of Subsidiaries of Vonage Holdings Corp.(21)

23.1	Consent of BDO USA, LLP, independent registered public accounting firm(21)

31.1	Certification of our Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(21)

31.2	Certification of our Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(21)

32.1	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(21)

(1)	Incorporated by reference to Amendment No. 1 to Vonage Holdings Corp.’s Registration Statement on Form S-1 (File No. 333-131659) filed on April 7, 2006.

(2)	Incorporated by reference to Amendment No. 4 to Vonage Holdings Corp.’s Registration Statement on Form S-1 (File No. 333-131659) filed on April 28, 2006.

(3)	Incorporated by reference to Amendment No. 5 to Vonage Holdings Corp.’s Registration Statement on Form S-1 (File No. 333-131659) filed on May 8, 2006.

(4)	Incorporated by reference to Vonage Holdings Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on August 4, 2006.

(5)	Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on November 14, 2006.

(6)	Incorporated by reference to Vonage Holding Corp.’s Annual Report on Form 10-K (File No. 001-32887) filed on April 17, 2007.

(7)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on November 14, 2007.

(8)	Incorporated by reference to Vonage Holding Corp.’s Annual Report on Form 10-K (File No. 001-32887) filed on March 17, 2008.

(9)	Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on August 4, 2008.

(10)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on August 11, 2008.

(11)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on November 10, 2008.

(12)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on August 6, 2009.

(13)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on November 6, 2009.

(14)	Incorporated by reference to Vonage Holding Corp.’s Annual Report on Form 10-K (File No. 001-32887) filed on February 26, 2010.
Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on March 1, 2010.

(15)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on May 7, 2010.

(16)	Incorporated by reference to Vonage Holding Corp.’s Annual Report on Form 10-K (File No. 001-32887) filed on February 17, 2011.

(17)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on August 4, 2011.

(18)	Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 10-Q (File No. 001-32887) filed on May 3, 2012.

(19)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on August 1, 2012.

(20)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on November 1, 2012.

(21)	Filed herewith.

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
(c) Financial Statement Schedule
Report of Independent Registered Public Accounting Firm
Schedule II – Valuation and Qualifying Accounts.

45     VONAGE ANNUAL REPORT 2012

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Holmdel, State of New Jersey, on February 13, 2013.

VONAGE HOLDINGS CORP.

Dated:	February 13, 2013	By:	/S/ BARRY ROWAN
Barry Rowan
Executive Vice President, Chief Financial Officer, Chief Administrative Officer and Treasurer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

46     VONAGE ANNUAL REPORT 2012

Signature	Title	Date

/S/ MARC P. LEFAR	Director, Chief Executive Officer	February 13, 2013
Marc P. Lefar	(principal executive officer)

/S/ BARRY L. ROWAN	Executive Vice President,	February 13, 2013
Barry L. Rowan	Chief Financial Officer, Chief Administrative Officer and Treasurer (principal financial officer and principal accounting officer)

/S/ JEFFREY A. CITRON	Director, Chairman	February 13, 2013
Jeffrey A. Citron

/S/ MARGARET SMYTH	Director	February 13, 2013
Margaret Smyth

/S/ MORTON DAVID	Director	February 13, 2013
Morton David

/S/ STEPHEN FISHER	Director	February 13, 2013
Stephen Fisher

/S/ MICHAEL A. KRUPKA	Director	February 13, 2013
Michael A. Krupka

/S/ JEFFREY J. MISNER	Director	February 13, 2013
Jeffrey J. Misner

/S/ DAVID C. NAGEL	Director	February 13, 2013
David C. Nagel

/S/ JOSEPH M. REDLING	Director	February 13, 2013
Joseph M. Redling

/S/ JOHN J. ROBERTS	Director	February 13, 2013
John J. Roberts

/S/ CARL SPARKS	Director	February 13, 2013
Carl Sparks

47     VONAGE ANNUAL REPORT 2012

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Vonage Holdings Corp.
Holmdel, New Jersey
We have audited the accompanying consolidated balance sheets of Vonage Holdings Corp. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vonage Holdings Corp. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vonage Holdings Corp.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2013 expressed an unqualified opinion thereon.
/s/    BDO USA, LLP
Woodbridge, New Jersey
February 13, 2013

F-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Vonage Holdings Corp.
Holmdel, New Jersey
We have audited Vonage Holdings Corp.’s (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A. Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Vonage Holdings Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vonage Holdings Corp. as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 13, 2013 expressed an unqualified opinion thereon.
/s/    BDO USA, LLP
Woodbridge, New Jersey
February 13, 2013

F-3     VONAGE ANNUAL REPORT 2012

VONAGE HOLDINGS CORP. CONSOLIDATED BALANCE SHEETS
VONAGE HOLDINGS CORP. CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)	December 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$97,110	$58,863
Accounts receivable, net of allowance of $753 and $591, respectively	20,416	17,862
Inventory, net of allowance of $268 and $269, respectively	5,470	6,715
Deferred customer acquisition costs, current	5,418	4,964
Deferred tax assets, current	15,947	19,546
Prepaid expenses and other current assets	15,487	16,820
Total current assets	159,848	124,770
Property and equipment, net	60,533	67,978
Software, net	19,560	45,661
Deferred customer acquisition costs, non-current	347	721
Debt related costs, net	772	2,007
Restricted cash	5,656	6,929
Intangible assets, net	6,681	9,056
Deferred tax assets, non-current	290,166	306,055
Other assets	3,826	3,038
Total assets	$547,389	$566,215
Liabilities and Stockholders’ Equity
Liabilities
Current liabilities:
Accounts payable	$74,028	$66,214
Accrued expenses	55,787	69,526
Deferred revenue, current portion	35,803	38,778
Current maturities of capital lease obligations	2,471	2,104
Current portion of notes payable	28,333	28,333
Total current liabilities	196,422	204,955
Notes payable, net of current portion	14,167	42,500
Deferred revenue, net of current portion	730	1,203
Capital lease obligations, net of current maturities	13,090	15,561
Other liabilities, net of current portion in accrued expenses	1,565	2,429
Total liabilities	225,974	266,648
Commitments and Contingencies	—	—
Stockholders’ Equity
Common stock, par value $0.001 per share; 596,950 shares authorized at December 31, 2012 and December 31, 2011; 230,118 and 227,858 shares issued at December 31, 2012 and December 31, 2011, respectively; 215,306 and 225,586 shares outstanding at December 31, 2012 and December 31, 2011, respectively	230	228
Additional paid-in capital	1,088,186	1,074,488
Accumulated deficit	(726,230)	(762,857)
Treasury stock, at cost, 14,812 shares at December 31, 2012 and 2,272 shares at December 31, 2011	(43,343)	(14,529)
Accumulated other comprehensive income	2,572	2,237
Total stockholders’ equity	321,415	299,567
Total liabilities and stockholders’ equity	$547,389	$566,215

The accompanying notes are an integral part of these financial statements

F-4     VONAGE ANNUAL REPORT 2012

VONAGE HOLDINGS CORP. CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,
(In thousands, except per share amounts)	2012	2011	2010

Revenues	$849,114	$870,323	$885,042

Operating Expenses:
Direct cost of telephony services (excluding depreciation and amortization of $15,115, $15,824, and $18,725, respectively)	231,877	236,149	243,794
Direct cost of goods sold	39,133	41,756	55,965
Selling, general and administrative	242,368	234,754	238,986
Marketing	212,540	204,263	198,170
Depreciation and amortization	33,324	37,051	53,073
Loss from abandonment of software assets	25,262	—	—
	784,504	753,973	789,988
Income from operations	64,610	116,350	95,054
Other Income (Expense):
Interest income	109	135	519
Interest expense	(5,986)	(17,118)	(48,541)
Change in fair value of embedded features within notes payable and stock warrant	—	(950)	(99,338)
Loss on extinguishment of notes	—	(11,806)	(31,023)
Other expense, net	(11)	(271)	(18)
	(5,888)	(30,010)	(178,401)
Income (loss) before income tax (expense) benefit	58,722	86,340	(83,347)
Income tax (expense) benefit	(22,095)	322,704	(318)
Net income (loss)	$36,627	$409,044	$(83,665)
Net income (loss) per common share:
Basic	$0.16	$1.82	$(0.40)
Diluted	$0.16	$1.69	$(0.40)
Weighted-average common shares outstanding:
Basic	224,264	224,324	209,868
Diluted	232,633	241,744	209,868

The accompanying notes are an integral part of these financial statements

F-5     VONAGE ANNUAL REPORT 2012

VONAGE HOLDINGS CORP. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
(In thousands)	2012	2011	2010
Net income (loss)	$36,627	$409,044	$(83,665)
Other comprehensive income:
Foreign currency translation adjustment	335	872	909
Total other comprehensive income	335	872	909
Comprehensive income (loss)	$36,962	$409,916	$(82,756)

The accompanying notes are an integral part of these financial statements

F-6     VONAGE ANNUAL REPORT 2012

VONAGE HOLDINGS CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
(In thousands)	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$36,627	$409,044	$(83,665)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization and impairment charges	30,949	35,776	51,928
Amortization of intangibles	2,375	1,275	1,145
Loss from abandonment of software assets	25,262	—	—
Deferred tax expense (benefit)	19,488	(325,601)	—
Change in fair value of embedded features in notes payable and stock warrant	—	950	99,338
Loss on extinguishment of notes	—	11,806	31,023
Amortization of discount on notes	—	914	4,732
Accrued interest paid in-kind	—	—	13,232
Allowance for doubtful accounts	926	(4)	(711)
Allowance for obsolete inventory	527	773	2,213
Amortization of debt related costs	1,235	1,391	1,402
Share-based expense	11,975	14,279	8,255
Changes in operating assets and liabilities:
Accounts receivable	(3,461)	(2,663)	573
Inventory	748	(1,362)	(568)
Prepaid expenses and other current assets	1,345	412	21,322
Deferred customer acquisition costs	(66)	1,891	15,505
Other assets	(788)	163	9,118
Accounts payable	7,801	29,090	25,606
Accrued expenses	(10,719)	(21,216)	19,966
Deferred revenue	(3,517)	(5,167)	(19,446)
Other liabilities	(864)	(4,965)	(6,756)
Net cash provided by operating activities	119,843	146,786	194,212
Cash flows from investing activities:
Capital expenditures	(13,763)	(12,636)	(17,674)
Purchase of intangible assets	—	(3,725)	—
Acquisition and development of software assets	(12,987)	(22,292)	(22,712)
Decrease in restricted cash	1,278	1,049	35,700
Net cash used in investing activities	(25,472)	(37,604)	(4,686)
Cash flows from financing activities:
Principal payments on capital lease obligations	(2,104)	(1,783)	(1,500)
Principal payments on notes	(28,333)	(229,166)	(232,514)
Proceeds from issuance of notes payable	—	100,000	200,000
Discount on notes payable	—	—	(6,000)
Extinguishment of notes	—	(1,054)	(99,938)
Debt related costs	—	(2,697)	(5,430)
Common stock repurchases	(27,545)	—	—
Proceeds from exercise of stock options and stock warrant	1,725	4,562	1,620
Net cash used in financing activities	(56,257)	(130,138)	(143,762)
Effect of exchange rate changes on cash	133	885	957
Net change in cash and cash equivalents	38,247	(20,071)	46,721
Cash and cash equivalents, beginning of period	58,863	78,934	32,213
Cash and cash equivalents, end of period	$97,110	$58,863	$78,934
Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$4,653	$15,563	$63,814
Income taxes	$2,329	$2,289	$544
Non-cash financing transactions during the periods for:
Conversion of convertible notes into common stock:
Third lien convertible notes, net of discount and debt related costs	$—	$—	$4,497
Embedded conversion option within third lien convertible notes	$—	$—	$32,358
Common stock repurchases	$644	$—	$—
The accompanying notes are an integral part of these financial statements

F-7     VONAGE ANNUAL REPORT 2012

VONAGE HOLDINGS CORP. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2009	$202	$1,008,547	$(1,088,236)	$(12,878)	$456	$(91,909)
Stock option exercises	1	1,619				1,620
Share-based expense		8,255				8,255
Share-based award activity				(261)		(261)
Convertible notes conversion	20	35,384				35,404
Foreign currency translation adjustment					909	909
Net loss			(83,665)			(83,665)
Balance at December 31, 2010	223	1,053,805	(1,171,901)	(13,139)	1,365	(129,647)
Stock option exercises	5	4,259				4,264
Share-based expense		14,279				14,279
Share-based award activity				(1,390)		(1,390)
Warrant exercise		2,145				2,145
Foreign currency translation adjustment					872	872
Net income			409,044			409,044
Balance at December 31, 2011	228	1,074,488	(762,857)	(14,529)	2,237	299,567
Stock option exercises	2	1,723				1,725
Share-based expense		11,975				11,975
Share-based award activity				(625)		(625)
Common stock repurchases				(28,189)		(28,189)
Foreign currency translation adjustment					335	335
Net income			36,627			36,627
Balance at December 31, 2012	$230	$1,088,186	$(726,230)	$(43,343)	$2,572	$321,415

The accompanying notes are an integral part of these financial statements

F-8     VONAGE ANNUAL REPORT 2012

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 1. Basis of Presentation and Significant Accounting Policies

NATURE OF OPERATIONS

Vonage Holdings Corp. (“Vonage”, “Company”, “we”, “our”, “us”) is incorporated as a Delaware corporation. We are a leading provider of low-cost communications services connecting people through cloud-connected devices worldwide. Customers in the United States represented 93% of our subscriber lines for our broadband telephone replacement services at December 31, 2012, with the balance primarily in Canada and the United Kingdom.

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
Telephony Services Revenue
Substantially all of our revenues are telephony services revenues, which are derived primarily from monthly subscription fees that customers are charged under our service plans. We also derive telephony services revenues from per minute fees for international calls if not covered under a plan, including applications for mobile devices and other stand-alone products, and for any calling minutes in excess of a customer’s monthly plan limits. Monthly subscription fees are automatically charged to customers’ credit cards, debit cards or electronic check payments ("ECP"), in advance and are recognized over the following month when services are provided. Revenues generated from international calls and from customers exceeding allocated call minutes under limited minute plans are recognized as services are provided, that is, as minutes are used, and are billed to a customer's credit cards, debit cards or ECP in arrears. As a result of multiple billing cycles each month, we estimate the amount of revenues earned from international calls and from customers exceeding allocated call minutes under limited minute plans but not billed from the end of each billing cycle to the end of each reporting period and record these amounts as accounts receivable. These estimates are based primarily upon historical minutes and have been consistent with our actual results.
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

F-9     VONAGE ANNUAL REPORT 2012

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

In February of 2012 we re-introduced service agreements as an option for new customers
Customer Equipment and Shipping Revenue
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

F-10     VONAGE ANNUAL REPORT 2012

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
Restricted Cash and Letters of Credit
We had a cash collateralized letter of credit for $5,300 and $6,300 as of December 31, 2012 and 2011, respectively, related to lease deposits for our offices and a cash collateralized letter of credit for $258 and $536 as of December 31, 2012 and 2011, respectively, related to an energy curtailment program for our offices. The total amount of collateralized letters of credit was $5,558 and $6,836 at December 31, 2012 and 2011, respectively. In the aggregate, cash reserves and collateralized letters of credit of $5,656 and $6,929 were recorded as long-term restricted cash at December 31, 2012 and 2011, respectively.
Derivatives
We do not hold or issue derivative instruments for trading purposes. However, in accordance with FASB ASC 815, “Derivatives and Hedging” (“FASB ASC 815”), we review our contractual obligations to determine whether there are terms that possess the characteristics of derivative financial instruments that must be accounted for separately from the financial instrument in which they are embedded. In 2011 and 2010, based upon this review, we were required to value the following features separately for accounting purposes:

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

Income Taxes
We recognize deferred tax assets and liabilities at enacted income tax rates for the temporary differences between the financial reporting bases and the tax bases of our assets and liabilities. Any effects of changes in income tax rates or tax laws are included in the provision for income taxes in the period of enactment. Our net deferred tax assets primarily consist of net operating loss carry forwards (“NOLs”). We are required to record a valuation allowance against our net deferred tax assets if we conclude that it is more likely than not that taxable income generated in the future will be insufficient to utilize the future income tax benefit from our net deferred tax assets (namely, the NOLs) prior to expiration. We periodically review this conclusion, which requires significant management judgment. If we are able to conclude in a future period that a future income tax benefit from our net deferred tax assets has a greater than 50 percent likelihood of being realized, we are required in that period to reduce the related valuation allowance with a corresponding decrease in income tax expense. This will result in a non-cash benefit to our net income in the period of the determination. In the fourth quarter of 2011, we released $325,601 of valuation allowance (see Note 5. Income Taxes). We periodically review this conclusion, which requires significant management judgment. In the future, if available evidence changes our conclusion that it is more likely than not that we will utilize our net deferred tax assets prior to their expiration, we will make an adjustment to the related valuation allowance and income tax expense at that time. In subsequent periods, we would expect to recognize income tax expense equal to our pre-tax income multiplied by our effective income tax rate, an expense that was not recognized prior to the reduction of the valuation allowance. Our effective rate may differ from the federal statutory rate due, in part, to our Canadian operations and certain discrete period items, which in 2012 primarily consisted of adjustments related to stock compensation, including a non-cash deferred tax adjustment totaling $4,077 in 2012 for certain stock compensation previously considered nondeductible under Section 162(m) of the Internal Revenue Code.
We file income tax returns in the U.S. on a federal basis and in U.S. state and foreign jurisdictions. Our federal tax return remains subject to examination by the Internal Revenue Service from 2007 to

F-11     VONAGE ANNUAL REPORT 2012

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

present, our New Jersey tax returns remain open from 2007 to present, our Canada tax return remains open from 2009 to present, and other domestic and foreign tax returns remain open for all periods to which those filings relate. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate resolution.
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

The following table sets forth the computation for basic and diluted net income (loss) per share for years ended December 31, 2012, 2011 and 2010:

	For the Years Ended December 31,
	2012	2011	2010
Numerator
Numerator for basic earnings per share - net income (loss)	$36,627	$409,044	$(83,665)
Numerator for diluted earnings per share - net income (loss)	$36,627	$409,044	$(83,665)
Denominator
Basic weighted average common shares outstanding	224,264	224,324	209,868
Dilutive effect of stock options and restricted stock units	8,369	17,420	—
Diluted weighted average common shares outstanding	232,633	241,744	209,868
Basic net income (loss) per share
Basic net income (loss) per share	$0.16	$1.82	$(0.40)
Diluted net income (loss) per share
Diluted net income (loss) per share	$0.16	$1.69	$(0.40)

The following shares were excluded from the calculation of diluted loss per share because of their anti-dilutive effects:

	For the Years Ended December 31,
	2012	2011	2010
Common stock warrant	—	63	514
Convertible notes	—	—	10,421
Restricted stock units	2,468	655	2,332
Employee stock options	32,746	21,482	35,729
	35,214	22,200	48,996

F-12     VONAGE ANNUAL REPORT 2012

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

Note 2. Supplemental Balance Sheet Account Information
Prepaid expenses and other current assets

	December 31, 2012	December 31, 2011
Nontrade receivables	$6,599	$6,432
Services	6,092	5,767
Telecommunications	1,503	1,886
Insurance	389	795
Marketing	639	640
Other prepaids	265	1,300
Prepaid expenses and other current assets	$15,487	$16,820

Property and equipment, net

	December 31, 2012	December 31, 2011
Building (under capital lease)	$25,709	$25,709
Network equipment and computer hardware	87,145	137,053
Leasehold improvements	43,774	43,350
Furniture	842	1,102
Vehicles	97	258
	157,567	207,472
Less: accumulated depreciation and amortization	(97,034)	(139,494)
Property and equipment, net	$60,533	$67,978

Software, net

	December 31, 2012	December 31, 2011
Purchased	$89,538	$77,724
License	909	909
Internally developed	36,088	37,696
	126,535	116,329
Less: accumulated amortization	(71,428)	(70,668)
abandonment of software assets	$(35,547)	$—
Software, net	$19,560	$45,661

The total expected future annual amortization of software is as follows:

2013	$9,129
2014	6,164
2015	4,005
2016	213
2017	49
Total	$19,560

F-13     VONAGE ANNUAL REPORT 2012

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

F-14     VONAGE ANNUAL REPORT 2012

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

Debt related costs, net

	December 31, 2012	December 31, 2011
Senior secured term loan	$2,697	$2,697
Less: accumulated amortization	(1,925)	(690)
Debt related costs, net	$772	$2,007

Restricted cash

	December 31, 2012	December 31, 2011
Letter of credit-lease deposits	$5,300	$6,300
Letter of credit-energy curtailment program	258	536
	5,558	6,836
Cash reserves	98	93
Restricted cash	$5,656	$6,929

Accrued expenses

	December 31, 2012	December 31, 2011
Compensation and related taxes and temporary labor	$16,376	$14,773
Marketing	10,889	10,017
Taxes and fees	9,747	17,440
Litigation and settlements	89	5,063
Telecommunications	9,135	9,642
Other accruals	4,412	7,776
Customer credits	2,056	2,109
Professional fees	2,200	2,289
Accrued interest	5	7
Inventory	572	128
Credit card fees	306	282
Accrued expenses	$55,787	$69,526

Note 3. Intangible Assets

 Intangible assets, net

	December 31, 2012	December 31, 2011
Patents and patent licenses	$18,164	$18,164
Trademark	560	560
	18,724	18,724
Less: accumulated amortization	(12,043)	(9,668)
Intangible assets, net	$6,681	$9,056

Represents patents and trademarks we have purchased and licensed, including in connection with the settlement of litigation. We amortize these intangibles over their weighted-average remaining lives.

F-15     VONAGE ANNUAL REPORT 2012

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

The total expected future annual amortization is as follows:

2013	$2,374
2014	1,893
2015	1,299
2016	1,115
Total	$6,681

Note 4. Supplemental Income Statement Account Information

Amounts included in revenues

	December 31,
	2012	2011	2010
USF fees	$77,781	$70,549	$66,292
Disconnect fee	$3,128	$1,330	$9,918
Initial activation fees	$2,079	$5,455	$17,629
Customer equipment fees	$614	$613	$2,307
Equipment recovery fees	$102	$1,587	$7,401
Shipping and handling fees	$1,385	$1,563	$2,400

Amounts included in direct cost of telephony services

	December 31,
	2012	2011	2010
USF costs	$77,781	$70,549	$66,292

Amounts included in direct cost of goods sold

	December 31,
	2012	2011	2010
Shipping and handling cost	$7,064	$7,624	$8,390

Amounts included in selling, general and administrative expense

	December 31,
	2012	2011	2010
Advertising costs	$2,053	$—	$—

Amounts included in marketing

	December 31,
	2012	2011	2010
Advertising costs	$129,665	$130,817	$142,753

F-16     VONAGE ANNUAL REPORT 2012

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

Depreciation and amortization expense

	December 31,
	2012	2011	2010
Network equipment and computer hardware	$14,943	$16,931	$20,887
Software	9,621	12,147	22,602
Capital leases	2,199	2,199	2,199
Other leasehold improvements	3,986	3,891	3,679
Furniture	130	282	1,827
Vehicles	16	19	15
Patents	2,376	1,275	1,145
	33,271	36,744	52,354
Property and equipment impairments	(2)	307	584
Software impairments	55	—	135
Depreciation and amortization expense	$33,324	$37,051	$53,073

Amounts included in interest expense

	December 31,
	2012	2011	2010
Debt related costs amortization	$1,235	$1,391	$1,402

Amounts included in other expense, net

	December 31,
	2012	2011	2010
Net losses resulting from foreign exchange transactions	$(11)	$(328)	$(19)

F-17     VONAGE ANNUAL REPORT 2012

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

Note 5. Income Taxes

The components of income (loss) before income tax expense are as follows:

	December 31,
	2012	2011	2010
United States	$46,904	$77,821	$(86,030)
Foreign	11,818	8,519	2,683
	$58,722	$86,340	$(83,347)

The components of the income tax (expense) benefit are as follows:

	December 31,
	2012	2011	2010
Current:
Federal	$(979)	$(1,199)	$—
Foreign	(142)	(24)	(14)
State and local taxes	(1,486)	(1,674)	(304)
	$(2,607)	$(2,897)	$(318)
Deferred:
Federal	$(12,642)	$297,127	$—
Foreign	(3,479)	9,797	—
State and local taxes	(3,367)	18,677	—
	$(19,488)	$325,601	$—
	$(22,095)	$322,704	$(318)

The following table summarizes deferred taxes resulting from differences between financial accounting basis and tax basis of assets and liabilities.

	December 31, 2012	December 31, 2011
Current assets and liabilities:
Deferred revenue	$13,806	$15,663
Accounts receivable and inventory allowances	370	314
Accrued expenses	1,771	3,569
Deferred tax assets, net, current	$15,947	$19,546
Non-current assets and liabilities:
Property and equipment	$3,735	$1,986
Research and development and alternative minimum tax credit	2,697	1,711
Stock option compensation	16,965	11,891
Capital leases	(3,250)	(2,455)
Net operating loss carryforwards	282,609	310,605
	302,756	323,738
Valuation allowance	(12,590)	(17,683)
Deferred tax assets, net, non-current	$290,166	$306,055

We recognize deferred tax assets and liabilities at enacted income tax rates for the temporary differences between the financial reporting bases and the tax bases of our assets and liabilities. Any effects of changes in income tax rates or tax laws are included in the provision for income taxes in the period of enactment. Our net deferred tax assets primarily consist of net operating loss carry forwards (“NOLs”). We are required to record a valuation allowance against our net deferred tax assets if we conclude that it is more likely than not that taxable income generated in the future will be insufficient to utilize the future income tax benefit from our net deferred tax assets (namely, the NOLs), prior to expiration. We periodically review this conclusion, which requires significant management judgment. Until the fourth quarter of 2011, we recorded a valuation allowance fully against our net deferred tax assets. In 2011, we completed our first full year of taxable income and completed our budgetary process for periods subsequent to 2011, which anticipates continued taxable income in the future. Based upon these factors and our sustained profitable operating performance over the past three years

F-18     VONAGE ANNUAL REPORT 2012

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

excluding certain losses associated with our prior convertible notes and our December 2010 debt refinancing, our evaluation determined that the benefit resulting from our net deferred tax assets (namely, the NOLs), are likely to be realized prior to their expiration. Accordingly, we released the related valuation allowance against our United States federal and Canada net deferred tax assets, and a portion of the allowance against our state net deferred tax assets as certain NOLs may expire prior to utilization due to shorter utilization periods in certain states, resulting in a one-time non-cash income tax benefit of $325,601 and a corresponding net deferred tax asset of $325,601 in the fourth quarter of 2011. We still maintain a full valuation allowance against our United

Kingdom net deferred tax assets as we are unable to conclude that it is more likely than not that some or all of the related United Kingdom net deferred tax assets will be realized. In the future, if available evidence changes our conclusion that it is more likely than not that we will utilize our net deferred tax assets prior to their expiration, we will make an adjustment to the related valuation allowance and income tax expense at that time. In subsequent periods, we would expect to recognize income tax expense equal to our pre-tax income multiplied by our effective income tax rate, an expense that was not recognized prior to the reduction of the valuation allowance.

The reconciliation between the United States statutory federal income tax rate and the effective rate is as follows:

	December 31,
	2012	2011	2010
U.S. Federal statutory tax rate	35%	35%	(34)%
Permanent items	1%	1%	2%
State and local taxes, net of federal benefit	5%	(13)%	—%
International tax	(1)%	(15)%	—%
Valuation reserve for income taxes and other	(2)%	(383)%	32%
Effective tax rate	38%	(375)%	—%

As of December 31, 2012, we had NOLs for United States federal and state tax purposes of $744,139 and $290,196, respectively, expiring at various times from years ending 2013 through 2031 as follows:

	Federal	State
2013	$—	$26,797
2014	—	17,671
2015	—	6,263
2016	—	16,134
2017	—	21,649
2018	—	11,148
2019	—	10,250
2020	—	1,889
2021	—	5,306
2022	—	17,709
2023	—	2,328
2024	—	263
2025	204,805	11,959
2026	189,428	26,566
2027	231,193	47,501
2028	25,966	10,446
2029	1,320	1,668
2030	91,427	49,456
2031	—	5,193
Total	$744,139	$290,196

United States federal and state NOLs of $4,992 represent excess tax benefits from the exercise of share based awards which will be recorded in additional paid-in capital when realized. In addition, we had NOLs for Canadian tax purposes of $25,476 with $8,623 expiring in 2026 and $16,853 expiring in 2027. We also had NOLs for United

F-19     VONAGE ANNUAL REPORT 2012

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

Kingdom tax purposes of $37,765 with no expiration date.
No provision has been made for income taxes on the undistributed earnings of our foreign subsidiaries of $42,440 at December 31, 2012 as we intend to indefinitely reinvest such earnings.
Under Section 382 of the Internal Revenue Code, if we undergo an “ownership change” (generally defined as a greater than 50% change (by value) in our equity ownership over a three-year period), our ability to use our pre-change of control NOLs and other pre-change tax attributes against our post-change income may be limited. The Section 382 limitation is applied annually so as to limit the use of our pre-change NOLs to an amount that generally equals the value of our stock immediately before the ownership change multiplied by a designated federal long-term tax-exempt rate. At December 31, 2012, there were no limitations on the use of our NOLs.
We participated in the State of New Jersey’s corporation business tax benefit certificate transfer program, which allows certain high technology and biotechnology companies to transfer unused New Jersey net operating loss carryovers to other New Jersey corporation business taxpayers. During 2003 and 2004, we submitted an application to the New Jersey Economic Development Authority, or EDA, to participate in the program and the application was approved. The EDA then issued a certificate certifying our eligibility to participate in the program. The program requires that a purchaser pay at least 75% of the amount of the surrendered tax benefit. In tax years 2010, 2011, and 2012, we sold approximately, $2,194, $0, and $0, respectively, of our New Jersey State net operating loss carry forwards for a recognized benefit of approximately $168 in 2010, $0 in 2011, and $0 in 2012, respectively. Collectively, all transactions represent approximately 85% of the surrendered tax benefit each year and have been recognized in the year received.

F-20     VONAGE ANNUAL REPORT 2012

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

Note 6. Long-Term Debt and Revolving Credit Facility
A schedule of long-term debt at December 31, 2012 and 2011 is as follows:

	December 31, 2012	December 31, 2011
3.25-3.75% 2011 Credit Facility - due 2014	$14,167	$42,500

At December 31, 2012, future payments under long-term debt obligations over each of the next five years and thereafter are as follows:

2011 Credit Facility
2013	28,333
2014	14,167
Minimum future payments of principal	42,500
Current portion	28,333
Long-term portion	$14,167

February 2013 Financing
On February 11, 2013 we entered into Amendment No. 1 to the 2011 Credit Agreement (the "2013 Credit Facility"). The 2013 Credit Facility consists of a $70,000 senior secured term loan and a $75,000 revolving credit facility. The co-borrowers under the 2013 Credit Facility are us and Vonage America Inc., our wholly owned subsidiary. Obligations under the 2013 Credit Facility are guaranteed, fully and unconditionally, by our other United States subsidiaries and are secured by substantially all of the assets of each borrower and each of the guarantors.
Use of Proceeds
We used $42,500 of the net available proceeds of the 2013 Credit Facility to retire all of the debt under our 2011 Credit Facility. Remaining proceeds from the senior secured term loan and the undrawn revolving credit facility under the 2013 Credit Facility will be used for general corporate purposes.
2013 Credit Facility Terms
The following description summarizes the material terms of the 2013 Credit Facility:
The loans under the 2013 Credit Facility mature in February 2016. Principal amounts under the 2013 Credit Facility are repayable in quarterly installments of $5,833 per quarter for the senior secured term loan. The unused portion of our revolving credit facility incurs a 0.45% commitment fee.
Outstanding amounts under the 2013 Credit Facility, at our option, will bear interest at:

>
LIBOR (applicable to one-, two-, three- or six-month periods) plus an applicable margin equal to 3.125% if our consolidated leverage ratio is less than 0.75 to 1.00, 3.375% if our consolidated leverage ratio is greater than or equal to 0.75 to 1.00 and less than 1.50 to 1.00, and 3.625% if our consolidated leverage ratio is greater than or equal to 1.50 to 1.00, payable on the last day of each relevant interest period or, if the interest period is longer than three months, each day that is three months after the first day of the interest period, or

>	the base rate determined by reference to the highest of (a) the federal funds effective rate from time to time plus 0.50%, (b) the prime rate of JPMorgan Chase Bank, N.A., and (c) the

LIBOR rate applicable to one month interest periods plus 1.00%, plus an applicable margin equal to 2.125% if our consolidated leverage ratio is less than 0.75 to 1.00, 2.275% if our consolidated leverage ratio is greater than or equal to 0.75 to 1.00 and less than 1.50 to 1.00, and 2.625% if our consolidated leverage ratio is greater than or equal to 1.50 to 1.00, payable on the last business day of each March, June, September, and December and the maturity date of the 2013 Credit Facility.
The 2013 Credit Facility provides greater flexibility to us in funding acquisitions and restricted payments, such as stock buybacks, than the 2011 Credit Facility.
We may prepay the 2013 Credit Facility at our option at any time without premium or penalty. The 2013 Credit Facility is subject to mandatory prepayments in amounts equal to:

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
Subject to certain restrictions and exceptions, the 2013 Credit Facility permits us to obtain one or more incremental term loans and/or revolving credit facilities in an aggregate principal amount of up to $60,000 plus an amount equal to repayments of the senior secured term loan upon providing documentation reasonably satisfactory to the administrative agent, without the consent of the existing lenders under the 2013 Credit Facility. The 2013 Credit Facility includes customary representations and warranties and affirmative covenants of the borrowers. In addition, the 2013 Credit Facility contains customary negative covenants, including, among other things, restrictions on the ability of us and our subsidiaries to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, consummate acquisitions, make investments, and pay dividends and other distributions. We must also comply with the following financial covenants:

>	a consolidated leverage ratio of no greater than 2.00 to 1.00;

>	a consolidated fixed coverage charge ratio of no less than

F-21     VONAGE ANNUAL REPORT 2012

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

1.75 to 1.00 subject to adjustment to exclude up to $50,000 in specified restricted payments;

>	minimum cash of $25,000 including the unused portion of the revolving credit facility or $35,000 in the event of certain specified corporate actions; and

>
maximum capital expenditures not to exceed $55,000 during any fiscal year, provided that the unused amount of any permitted capital expenditures in any fiscal year may be carried forward to the next following fiscal year. In addition, annual excess cash flow up to $8,000 increases permitted capital expenditures.

The 2013 Credit Facility contains customary events of default that may permit acceleration of the debt. During the continuance of a payment default, interest will accrue at a default interest rate of 2% above the interest rate which would otherwise be applicable, in the case of loans, and at a rate equal to the rate applicable to base rate loans plus 2%, in the case of all other amounts.

July 2011 Financing
On July 29, 2011, we entered into a credit agreement (the "2011 Credit Facility") consisting of an $85,000 senior secured term loan and a $35,000 revolving credit facility. The co-borrowers under the 2011 Credit Facility were us and Vonage America Inc., our wholly owned subsidiary. Obligations under the 2011 Credit Facility were guaranteed, fully and unconditionally, by our other United States subsidiaries and are secured by substantially all of the assets of each borrower and each of the guarantors.
Use of Proceeds
We used $100,000 of the net available proceeds of the 2011 Credit Facility, plus $31,000 of cash on hand, to retire all of the debt under the credit facility that we entered into in December 2010 (the "2010 Credit Facility"), including a $1,000 prepayment fee to holders of the 2010 Credit Facility. We also incurred $2,697 of fees in connection with the 2011 Credit Facility, which is amortized to interest expense over the life of the debt using the effective interest method. The amortization for the year ended December 31, 2012 and December 31, 2011 was $1,235 and $690, respectively. The accumulated amortization as of December 31, 2012 and December 31, 2011 was $1,925 and $690, respectively.
Repayments
In 2012 and 2011, we made mandatory repayment of $28,333 and $14,166, respectively, under the senior secured term loan. In addition, we repaid the $15,000 outstanding under the revolving credit facility in 2011.
2011 Credit Facility Terms
The following description summarizes the material terms of the 2011 Credit Facility:
The loans under the 2011 Credit Facility mature in July 2014. Principal amounts under the 2011 Credit Facility are repayable in installments of $7,083 per quarter for the senior secured term loan. The unused portion of our revolving credit facility incurs a 0.50% commitment fee.
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

As of December 31, 2012, we were in compliance with all covenants, including financial covenants, for the 2011 Credit Facility.
The 2011 Credit Facility contains customary events of default that may permit acceleration of the debt. During the continuance of a payment default, interest will accrue at a default interest rate of 2% above the interest rate which would otherwise be applicable, in the case

F-22     VONAGE ANNUAL REPORT 2012

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
Use of Proceeds
We used the net proceeds of the 2010 Credit Facility of $194,000 ($200,000 principal amount less original discount of $6,000), plus $102,090 of cash on hand, to (i) exercise our existing right to retire debt under our prior senior secured first lien credit facility, for 100% of the contractual make-whole price, (ii) retire debt under our prior senior secured second lien credit facility at a more than 25% discount to the contractual make-whole price, and (iii) cause the conversion of all then outstanding third lien convertible notes into 8,276 shares of our common stock We also incurred $11,444 of fees in connection with the 2010 Credit Facility and repayment of our prior 2008 financing. We agreed to make an additional cash payment to the holders of our prior senior secured second lien credit facility in an aggregate amount of $9,000 if we engaged in Qualifying Discussions (as defined in the Master Agreement) prior to June 30, 2011 that result in a merger or acquisition transaction (as defined in the Master Agreement) that is consummated prior to June 30, 2012. No such discussions occurred prior to June 30, 2012.
In accordance with FASB ASC 470 “Debt Modification and Extinguishment”, substantially all of the repayment of the Prior Financing was treated as an extinguishment of notes resulting in a loss on early extinguishment of notes of $26,531. For the portion of the repayment of the Prior Financing treated as a debt modification, we carried forward $1,072 of unamortized discount, which will be amortized to interest expense over the life of the debt using the effective interest method in addition to the $6,000 of original issue discount in connection with the 2010 Credit Facility. The accumulated amortization as of December 31, 2011 was $7,072, including acceleration of $6,081. The amortization for 2011 was $915.
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
For the First Lien Senior Facility, an aggregate value of $105,322, or a discount of $24,978, was recorded. This discount was amortized to interest expense over the life of the debt using the effective interest method. The accumulated amortization was $24,798 at December 31, 2010, including the acceleration of unamortized discount on notes related to the prepayment and repayment of the First Lien Senior Facility of $14,539 at December 31, 2010. The amortization for the year ended December 31, 2010 was $4,006.
For the Second Lien Senior Facility, an aggregate value of $67,273, or a discount of $4,727, was recorded. This discount was amortized to interest expense over the life of the debt using the effective interest method. The accumulated amortization was $4,727 at December 31, 2010, including the acceleration of unamortized discount on notes related to the prepayment and repayment of the Second Lien Senior Facility of $3,360. The amortization for the year ended December 31, 2010 was $601.
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

F-23     VONAGE ANNUAL REPORT 2012

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
Other Prepayments under First Lien Senior Facility and Second Lien Senior Facility
The First Lien Senior Facility and Second Lien Senior Facility included make-whole premiums that were bifurcated from the underlying debt instrument and valued as a separate financial instrument because the economic and risk characteristics of the make-whole premiums meet the criteria for separate accounting as set forth in FASB ASC 815. The First Lien Senior Facility and Second Lien Senior Facility make-whole premiums were paid on December 14, 2010.
Third Lien Convertible Notes
Subject to conversion, repayment or repurchase of the Convertible Notes, the Convertible Notes were to mature in October 2015. Subject to customary anti-dilution adjustments (including triggers upon the issuance of common stock below the market price of the common stock or the conversion price of the Convertible Notes), the Convertible Notes were convertible into shares of our common stock at a rate equal to 3,448.2759 shares for each $1,000 principal amount of Convertible Notes, or approximately $0.29 per share. As of December 31, 2010, all of the outstanding $18,000 principal amount of Convertible Notes were converted into 62,069 shares of our common stock. In connection with note conversions during the year ended December 31, 2010, $2,258 was paid for accrued interest.
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
In accordance with FASB ASC 815, we determined the fair value of the conversion feature and recorded applicable amounts as follows:
Issuance. The fair value of the conversion feature at issuance was $39,990 which, upon the adoption of FASB ASC 815, was recorded as a liability with a corresponding reduction in additional-paid-in capital of $37,884, which was the premium originally recorded at issuance. The remaining $2,106 was recorded as a discount to be amortized to interest expense over the life of the debt using the effective interest method. Accumulated amortization of the discount was $2,106 as of December 31, 2010, including a $515 acceleration of unamortized discount on notes related to the conversion of Convertible Notes for the year ended December 31, 2010. Amortization for the year ended December 31, 2010 was $50.
December 31, 2008. The fair value of the conversion feature at December 31, 2008 was $32,720. The $7,270 difference between the fair value of the conversion feature at December 31, 2008 and the issuance date, together with the$47 amortization of the discount for the period ended December 31, 2008, were recorded as an adjustment to the opening balance of retained earnings that was recognized as a cumulative effect of a change in accounting principle as of January 1, 2009 in accordance with FASB ASC 815.
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

F-24     VONAGE ANNUAL REPORT 2012

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

All prior third lien convertible notes were converted as of December 31, 2010. The following table sets forth a summary of change in the fair value of our embedded conversion option for the year ended December 31, 2010;

For the Years Ended December 31,
Liabilities:	2010
Beginning balance	$25,050
Increase in value for notes converted	7,308
Fair value adjustment for notes converted	(32,358)
Total unrealized loss in earning	—
Ending balance	$—

The following table sets forth a summary of change in the fair value of our make-whole premiums for as of December 31, 2010;

For the Years Ended December 31,
Liabilities:	2010
Beginning balance	$—
Increase in value	91,686
Fair value adjustment for make-whole premium paid	(91,686)
Total unrealized loss in earning	—
Ending balance	$—

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

F-25     VONAGE ANNUAL REPORT 2012

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

Fair Value of Other Financial Instruments
The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, approximate fair value because of their short maturities. The carrying amounts of our capital leases approximate fair value of these obligations based upon management’s best estimates of interest rates that would be available for similar debt obligations at December 31, 2012 and 2011. We believe the fair value of our debt at December 31, 2012 was approximately the same as its carrying amount as market conditions, including available interest rates, credit spread relative to our credit rating, and illiquidity, remain relatively unchanged from the issuance date of our debt on July 29, 2011 for a similar debt instrument.

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
Common Stock Repurchases
On July 25, 2012, our board of directors authorized a program to repurchase up to $50,000 of Vonage common stock through December 31, 2013. On February 7, 2013, Vonage's Board of Directors discontinued this share repurchase program effective at the close of business on February 12, 2013 with $16,682 remaining, and authorized a new program to repurchase up to $100,000 of the Company's outstanding shares by December 31, 2014. The specific timing and amount of repurchases will vary based on available capital resources and other financial and operational performance, market conditions, securities law limitations, and other factors. The repurchases will be made using our cash resources. The repurchase program may be commenced, suspended or discontinued at any time without prior notice. In any period, cash used in financing activities related to common stock repurchased may differ from the comparable change in stockholders' equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash.

We repurchased the following shares of common stock as of December 31, 2012:

	For the Quarter Ended
	September 30, 2012 (1)	December 31, 2012 (2)	Total
Shares of common stock repurchased	4,090	8,157	12,247
Value of common stock repurchased	$9,055	$18,889	$27,944
(1) including 307 shares, or $700, of common stock repurchases settled in October 2012; excluding commission of $82.
(2) including 278 shares, or $638, of common stock repurchases settled in January 2013; excluding commission of $163.

We repurchased all shares with cash resources. As of December 31, 2012, approximately $22,056 remained of our $50,000 repurchase program that we announced on July 25, 2012. The repurchase program was to expire on December 31, 2013, subject to suspension or discontinuation at any time without notice.

Common Stock Warrant
On April 17, 2002, Vonage’s principal stockholder and Chairman received a warrant to purchase 514 shares of Common Stock at an exercise price of $0.70 per share that would have expired on June 20, 2012. As a result of the issuance of our prior Convertible Notes, the

F-26     VONAGE ANNUAL REPORT 2012

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

Note 9. Employee Benefit Plans
Share-Based Compensation

Our stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. Currently, we grant options from our 2006 Incentive Plan. Our 2001 Stock Incentive Plan was terminated by our board of directors in 2008. As such, share-based awards are no longer granted under the 2001 Stock Incentive Plan. Under the 2006 Incentive Plan, share-based awards can be granted to all employees, including executive officers, outside consultants, and non-employee directors. Vesting periods for share-based awards are generally four years for both plans. Awards granted under each plan expire in five or ten years from the effective date of grant. As of April 2010, the Company began routinely granting awards with a ten year expiration period.

The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model. The assumptions used to value options are as follows:

	2012	2011	2010
Risk-free interest rate	0.94-1.36%	0.56-1.52%	0.99-2.89%
Expected stock price volatility	90.37-93.57%	94.94-98.74%	100.05-106.55%
Dividend yield	0.00%	0.00%	0.00%
Expected life (in years)	6.25	3.75-6.25	3.75-6.25

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

 Our stock incentive plans as of December 31, 2012 are summarized as follows (in thousands):

	Shares Authorized	Shares Available for Grant	Stock Options Outstanding	Restricted Stock and Restricted Stock Units
2001 Incentive Plan	—	—	3,751	—
2006 Incentive Plan	66,400	12,279	36,489	3,343
Total as of December 31, 2012	66,400	12,279	40,240	3,343

2001 Stock Incentive Plan
In February 2001, we adopted the 2001 Stock Incentive Plan, which is an amendment and restatement of the 2000 Stock Incentive Plan of MIN-X.COM, INC. There have not been any options available for future grant under the 2001 Stock Incentive Plan since our board of directors terminated the plan in 2008.
2006 Incentive Plan
In May 2006 we adopted the 2006 Incentive Plan. The 2006 Incentive Plan permits the grant of stock options, restricted stock, restricted stock units, stock appreciation rights, performance stock, performance units, annual awards, and other awards based on, or related to, shares of our common stock. Options awarded under our 2006 Incentive Plan may be non-statutory stock options or may qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended. Our 2006 Incentive Plan contains various limits with respect to the types of awards, as follows:

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

Based upon a June 2010 amendment to the plan, the maximum number of shares of our common stock that are authorized for issuance under our 2006 Incentive Plan is 66,400 shares. Shares issued under the plan may be authorized and unissued shares or may be issued shares that we have reacquired. Shares covered by awards that are forfeited, canceled or otherwise expire without having been exercised or settled, or that are settled by cash or other non-share consideration, will become available for issuance pursuant to a new award. Shares that are tendered or withheld to pay the exercise price of an award or to satisfy tax withholding obligations will not be available for issuance pursuant to new awards. At December 31, 2012, 12,279 shares were available for future grant under the 2006 Stock Incentive Plan.
The following table summarizes the activity for all awards under both of our stock incentive plans:

F-27     VONAGE ANNUAL REPORT 2012

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

	Stock Options Outstanding		Restricted Stock and Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Grant Date Fair Market Value Per Share
	(in thousands)		(in thousands)
Balance at December 31, 2009	28,534	$2.68	2,786	$1.86
Stock options granted	11,205	1.47
Stock options exercised	(1,040)	1.57
Stock options canceled	(2,970)	3.53
Restricted stocks and restricted stock units granted			1,199	1.52
Restricted stocks and restricted stock units exercised			(1,150)	2.38
Restricted stocks and restricted stock units canceled			(503)	1.55
Balance at December 31, 2010	35,729	2.26	2,332	1.50
Stock options granted	6,217	4.44
Stock options exercised	(2,894)	1.47
Stock options canceled	(1,770)	5.85
Restricted stocks and restricted stock units granted			1,198	4.38
Restricted stocks and restricted stock units exercised			(995)	1.83
Restricted stocks and restricted stock units canceled			(260)	2.27
Balance at December 31, 2011	37,282	2.51	2,275	2.79
Stock options granted	8,701	2.22
Stock options exercised	(1,237)	1.39
Stock options canceled	(4,506)	3.99
Restricted stocks and restricted stock units granted			2,400	2.29
Restricted stocks and restricted stock units exercised			(1,022)	2.31
Restricted stocks and restricted stock units canceled			(310)	2.58
Balance at December 31, 2012-stock options	40,240	$2.32
Balance at December 31, 2012-Restricted stock and restricted stock units			3,343	$2.59
Exercisable at December 31, 2012	23,478	$2.30
Unvested shares at December 31, 2011	18,122	$2.35
Unvested shares at December 31, 2012	16,762	$2.34

The weighted average exercise price of options granted was $2.22, $4.44, and $1.47 for the years ended December 31, 2012, 2011, and 2010, respectively. The weighted average grant date fair market value of restricted stock and restricted stock units granted was $2.29, $4.38, and $1.52 during the year ended December 31, 2012, 2011, and 2010, respectively.

The aggregate intrinsic value of exercised stock options for the years ended December 31, 2012, 2011, and 2010 was $1,042, $8,450, and $851, respectively. The aggregate intrinsic value of exercised restricted stock and restricted stock units for the years ended December 31, 2012, 2011, and 2010 was $2,250, $3,954, and $2,142, respectively.

The weighted average grant date fair market value of stock options granted was $1.58, $1.65, and $1.35 for the years ended December 31, 2012, 2011, and 2010.

Total share-based compensation expense recognized for the years ended December 31, 2012, 2011, and 2010 was $11,975, $14,279, and $8,255, respectively, which were recorded to selling, general and administrative expense in the consolidated statement of operations. The 2012 expense included a reversal of executive stock compensation expense of $1,200. As of December 31, 2012, total unamortized share-based compensation was $15,951, which is expected to be amortized over the remaining vesting period of each grant, up to the next 48 months. Compensation costs for all share-based awards are recognized using the ratable single-option approach on an accrual basis and are amortized using an accelerated amortization schedule. Our current policy is to issue new shares to settle the exercise of stock options and prospectively, the vesting of restricted stock units.

F-28     VONAGE ANNUAL REPORT 2012

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

Information regarding the options outstanding as of December 31, 2012 is summarized below:

	Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Stock Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Stock Options Vested and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)	(in years)		(in thousands)	(in thousands)	(in years)		(in thousands)
$0.33 to $1.43	20,332		1.31		15,014		1.32
$1.44 to $1.99	4,747		1.84		4,474		1.85
$2.00 to $4.00	9,594		2.30		1,214		2.46
$4.01 to $7.34	4,145		4.72		1,354		4.90
$7.35 to $35.00	1,422		11.50		1,422		11.50
	40,240	6.3	2.32	$25,294	23,478	4.9	2.30	$18,231

The aggregate intrinsic value of restricted stock units outstanding was $7,923 as of December 31, 2012.
Retirement Plan
In March 2001, we established a 401(k) Retirement Plan (the “Retirement Plan”) available to employees who meet the plan’s eligibility requirements. Participants may elect to contribute a percentage of their compensation to the Retirement Plan up to a statutory limit. We may make a contribution to the Retirement Plan in the form of a matching contribution. The employer matching contribution is 50% of each employee’s contributions not to exceed $6 in 2010, 2011, and 2012. Our expense related to the Retirement Plan was $2,160, $2,114, and $1,615 in 2012, 2011, and 2010, respectively.

Note 10. Commitments and Contingencies
Capital Leases
Assets financed under capital lease agreements are included in property and equipment in the consolidated balance sheet and related depreciation and amortization expense is included in the consolidated statements of operations.
On March 24, 2005, we entered into a lease for our headquarters in Holmdel, New Jersey. We took possession of a portion of the office space at the inception of the lease, another portion on August 1, 2005 and took over the remainder of the office space in early 2006. The overall lease term is twelve years and five months. In connection with the lease, we issued a letter of credit which requires $7,350 of cash as collateral, which is classified as restricted cash. Part of the cash was released, leaving a balance of $5,300 at December 31, 2012.The gross amount of the building recorded under capital leases totaled $25,709 as of December 31, 2012 and accumulated depreciation was approximately $15,449 as of December 31, 2012.
Operating Leases
We have entered into various non-cancelable operating lease agreements for certain of our existing office and telecommunications co-location space in the United States and for international subsidiaries with original lease periods expiring between 2013 and 2015. We are committed to pay a portion of the buildings’ operating expenses as determined under the agreements.

F-29     VONAGE ANNUAL REPORT 2012

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

At December 31, 2012, future payments under capital leases and minimum payments under non-cancelable operating leases are as follows over each of the next five years and thereafter:

	December 31, 2012
	Capital Leases	Operating Leases
2013	$4,284	$5,455
2014	4,369	2,850
2015	4,457	1,682
2016	4,545	—
2017	3,071	—
Total minimum payments required	20,726	$9,987
Less amounts representing interest	(5,165)
Minimum future payments of principal	15,561
Current portion	2,471
Long-term portion	$13,090

Rent expense was $4,995 for 2012, $4,642 for 2011, and $4,552 for 2010.
Stand-by Letters of Credit
We have stand-by letters of credit totaling $5,558 and $6,836, as of December 31, 2012 and 2011, respectively.
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
Vendor Commitments

We have several commitments primarily commitments to vendors who will provide voice termination services, provide voicemail to text transcription services, provide local inbound services, process our credit card billings, provide E-911 services to our customers, assist us with local number portability, license patents to us, sell us communication devices, sell us data center equipment, lease us collocation facilities, and provide carrier operation services and provide in-store assisted sales labor. In certain cases, we may terminate these arrangements early upon payment of specified fees. These commitments total $63,590. Of this total amount, we expect to purchase $49,810 in 2013, $8,055 in 2014, $4,658 in 2015, $800 in 2016, and $267 in 2017, respectively. These amounts do not represent our entire anticipated purchases in the future, but represent only those items for which we are contractually committed. We also purchase products and services as needed with no firm commitment. For this reason, the amounts presented do not provide a reliable indicator of our expected future cash outflows or changes in our expected cash position.
Litigation
IP Matters
Bear Creek Technologies, Inc. On February 22, 2011, Bear Creek Technologies, Inc. (“Bear Creek”) filed a lawsuit against Vonage Holdings Corp., Vonage America, Inc., and Vonage Marketing LLC in the United States District Court for the Eastern District of Virginia (Norfolk Division) alleging that Vonage's products and services are covered by

United States Patent No. 7,889,722, entitled “System for Interconnecting Standard Telephony Communications Equipment to Internet Protocol Networks” (the “722 Patent”). The suit also named numerous other defendants, including Verizon Communications, Inc., Comcast Corporation, Time-Warner Cable, Inc., AT&T, Inc., and T-Mobile USA Inc. On August 17, 2011, the Court dismissed Bear Creek's case against the Vonage entities, as well as all the other defendants, except for one defendant. Later, on August 17, 2011, Bear Creek re-filed its complaint concerning the '722 Patent in the United States District Court for the District of Delaware against the same Vonage entities. In its Delaware complaint, Bear Creek alleges that Vonage is infringing one or more claims of the '722 Patent.  In addition, Bear Creek alleges that Vonage is contributing to and inducing infringement of one or more claims of the '722 Patent. On September 28, 2011, Vonage filed a motion to dismiss Bear Creek's claims for induced, contributory, and willful infringement, which was denied on September 27, 2012. On January 25, 2012, Bear Creek filed a motion with the United States Judicial Panel on Multidistrict Litigation seeking to transfer and consolidate its litigation against Vonage with thirteen separate actions Bear Creek filed in the U.S. District Courts for Delaware and the Eastern District of Virginia.  On May 2, 2012, the Multidistrict Litigation Panel granted Bear Creek's motion and ordered the coordination or consolidation for pretrial proceedings of all fourteen actions in the U.S. District Court for the District of Delaware. On October 11, 2012, Vonage filed an answer to Bear Creek's complaint, including counterclaims of non-infringement and invalidity of the '722 patent. On November 5, 2012, Bear Creek filed an answer to Vonage's counterclaims. On January 22, 2013, the Court set a conference in the case for March 19, 2013, for the purpose of discussing case management including setting a case schedule.
On March 8, 2012, a third-party requested the United States Patent and Trademark Office ("USPTO") to reexamine the validity of the asserted '722 Patent. The USPTO granted the request on April 26, 2012, and subsequently issued an initial Office Action rejecting all of the '722 Patent claims. After reconsideration based on statements made by the patentee, however, the USPTO on September 19, 2012, reversed its initial rejection, and confirmed all claims as patentable over the references cited in the reexamination request. A second request for reexamination of the '722 Patent was filed on September 12, 2012, by Cisco Systems, Inc., challenging the validity of the '722 Patent. Cisco's request was granted by the USPTO on November 28, 2012. No Office Action in this reexamination has been issued by the USPTO. A third request for reexamination of the '722 Patent was filed on September 14, 2012, and the USPTO denied this request on December 6, 2012.
OpinionLab, Inc. On July 18, 2012, OpinionLab, Inc. (“OpinionLab”) filed a lawsuit against IPerceptions, Inc. and IPerceptions US, Inc. (“IPerceptions”) alleging claims of patent infringement, breach of contract, misappropriation of trade secrets, and

F-30     VONAGE ANNUAL REPORT 2012

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

tortious interference with business expectancy. On August 16, 2012, OpinionLab filed an amended complaint, adding Vonage Marketing LLC and Vonage Holdings Corp. as defendants, and alleging that Vonage's products and services are covered by United States Patent Nos. 6,421,724, 6,606,581, 6,928,392, 7,085,820, 7,370,285, 8,024,668, and 8,041,805. OpinionLab alleged direct, indirect and willful infringement against Vonage. IPerceptions, the supplier to Vonage of the accused product in this lawsuit, has agreed to fully indemnify and defend Vonage in this lawsuit. On September 11, 2012, IPerceptions and Vonage each moved to dismiss OpinionLab's indirect and willful patent infringement claims. The motions were denied on November 8, 2012. Vonage answered the complaint on December 7, 2012. The court has scheduled a status hearing for February 19, 2013.
From time to time, in addition to those identified above, we are subject to legal proceedings, claims, investigations, and proceedings in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment, and other matters. From time to time we receive letters or other communications from third parties inviting us to obtain patent licenses that might be relevant to our business or alleging that our services infringe upon third party patents or other intellectual property. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss or range of loss can be reasonably estimated. These provisions, if any, are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. We believe that we have valid defenses with respect to the legal matters pending against us and are vigorously defending these matters. Given the uncertainty surrounding litigation and our inability to assess the likelihood of a favorable or unfavorable outcome in the above noted matters and our inability to reasonably estimate the amount of loss or range of loss, it is possible that the resolution of one or more of these matters could have a material adverse effect on our consolidated financial position, cash flows or results of operations.
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

Federal - Local Number Portability
On May 13, 2009, the FCC adopted an order that reduced to one business day the amount of time that an interconnected VoIP provider such as us have to port a telephone number to another provider. If we, or third parties we rely upon for porting, have difficulty executing the one-day porting requirement, we could be subject to FCC enforcement action.
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

F-31     VONAGE ANNUAL REPORT 2012

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
State and Municipal Taxes
In accordance with generally accepted accounting principles, we make a provision for a liability for taxes when it is both probable that a liability has been incurred and the amount of the liability or range of liability can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. For a period of time, we did not collect or remit state or municipal taxes (such as sales, excise, utility, use, and ad valorem taxes), fees or surcharges (“Taxes”) on the charges to our customers for our services, except that we historically complied with the New Jersey sales tax. We have received inquiries or demands from a number of state and municipal taxing and 911 agencies seeking payment of Taxes that are applied to or collected from customers of providers of traditional public switched telephone network services. Although we have consistently maintained that these Taxes do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations, we are now collecting and remitting sales taxes in certain of those states including a number of states that have changed their statutes to expressly include VoIP. In addition, many states address how VoIP providers should contribute to support public safety agencies, and in those states we remit fees to the appropriate state agencies. We could also be contacted by state or municipal taxing and 911 agencies regarding Taxes that do explicitly apply to VoIP and these agencies could seek retroactive payment of Taxes. As such, we have a reserve of $1,514 as of December 31, 2012 as our best estimate of the potential tax exposure for any retroactive assessment. We believe the maximum estimated exposure for retroactive assessments is approximately $4,000 as of December 31, 2012.
Employment Agreements
Our Chief Executive Officer is subject to an employment contract with a minimum salary commitment that is subject to annual review. He is also eligible for an annual performance bonus with a target based upon his then annual salary. The term of the employment contract with our Chief Executive Officer expires in 2013 but is subject to one-year renewals unless prior notice of 90 days is provided by either party. In the event of the termination of our Chief Executive Officer’s employment, depending upon the circumstances, he will be entitled to severance payments up to an amount equal to a prorated annual bonus for the year of termination, two year’s base salary, and amounts to cover specified health care coverage premiums and outplacement services.

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
Information about our operations by geographic location is as follows:

	December 31,
	2012	2011	2010
Revenue:
United States	$804,870	$825,928	$842,758
Canada	32,570	32,135	30,748
United Kingdom	11,674	12,260	11,536
	$849,114	$870,323	$885,042
	December 31, 2012	December 31, 2011
Long-lived assets:
United States	$85,331	$121,036
Canada	—	3
United Kingdom	1,032	1,246
Israel	411	410
	$86,774	$122,695

F-32     VONAGE ANNUAL REPORT 2012

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

Note 12. Quarterly Financial Information (Unaudited)
The following table sets forth the reviewed consolidated quarterly financial information for 2012 and 2011:

	For the Quarter Ended
	March 31,	June 30,		September 30,	December 31,		Total
Year Ended 2012
Revenue	$215,903	$211,916		$207,584	$213,711		$849,114
Net income (loss)	13,921	(3,340)	(2)	13,213	12,833		36,627
Net income (loss) per common share:
Basic	0.06	(0.01)		0.06	0.06
Diluted	0.06	(0.01)		0.06	0.06
Year Ended 2011
Revenue	$219,841	$218,285		$216,507	$215,690		$870,323
Net income	21,113	21,748		16,037	350,146	(1)	409,044
Net income per common share:
Basic	0.10	0.10		0.07	1.55
Diluted	0.09	0.09		0.07	1.48

(1)	In the fourth quarter of 2011, we released $325,601 of the valuation allowance previously recorded against our net deferred tax assets resulting in a one-time non-cash benefit.

(2)	In the second quarter of 2012, we wrote-off of our investment in the Amdocs system, net of settlement amounts to the Company of $25,262.

F-33     VONAGE ANNUAL REPORT 2012