Form 10-Q
period 2013-03-31
VONAGE HOLDINGS CORP
filed 2013-05-01
CIK 1272830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2013
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	April 30, 2013
Common Stock, par value $0.001	212,021,239	shares

VONAGE HOLDINGS CORP.

Financial Information Presentation
For the financial information discussed in this Quarterly Report on Form 10-Q, other than per share and per line amounts, dollar amounts are presented in thousands, except where noted.

Part I – Financial Information

Item 1.	Financial Statements
VONAGE HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31, 2013	December 31, 2012
Assets	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$105,894	$97,110
Accounts receivable, net of allowance of $492 and $753, respectively	20,759	20,416
Inventory, net of allowance of $167 and $268, respectively	8,203	5,470
Deferred customer acquisition costs, current	5,065	5,418
Deferred tax assets, current	15,947	15,947
Prepaid expenses and other current assets	16,803	15,487
Total current assets	172,671	159,848
Property and equipment, net	57,615	60,533
Software, net	19,384	19,560
Deferred customer acquisition costs, non-current	289	347
Debt related costs, net	2,393	772
Restricted cash	4,392	5,656
Intangible assets, net	6,088	6,681
Deferred tax assets, non-current	282,045	290,166
Other assets	3,672	3,826
Total assets	$548,549	$547,389
Liabilities and Stockholders’ Equity
Liabilities
Current liabilities:
Accounts payable	$52,877	$74,028
Accrued expenses	57,968	55,787
Deferred revenue, current portion	34,783	35,803
Current maturities of capital lease obligations	2,571	2,471
Current portion of notes payables	23,333	28,333
Total current liabilities	171,532	196,422
Notes payable, net of current portion	40,833	14,167
Deferred revenue, net of current portion	626	730
Capital lease obligations, net of current maturities	12,408	13,090
Other liabilities, net of current portion in accrued expenses	1,581	1,565
Total liabilities	226,980	225,974
Commitments and Contingencies	—	—
Stockholders’ Equity
Common stock, par value $0.001 per share; 596,950 shares authorized at March 31, 2013 and December 31, 2012; 234,516 and 230,118 shares issued at March 31, 2013 and December 31, 2012, respectively; 213,464 and 215,306 shares outstanding at March 31, 2013 and December 31, 2012, respectively	234	230
Additional paid-in capital	1,092,447	1,088,186
Accumulated deficit	(713,183)	(726,230)
Treasury stock, at cost, 21,052 shares at March 31, 2013 and 14,812 shares at December 31, 2012	(59,877)	(43,343)
Accumulated other comprehensive income	1,948	2,572
Total stockholders’ equity	321,569	321,415
Total liabilities and stockholders’ equity	$548,549	$547,389

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012

Revenues	$209,087	$215,903

Operating Expenses:
Direct cost of telephony services (excluding depreciation and amortization of $3,452 and $3,930, respectively)	55,181	61,623
Direct cost of goods sold	8,878	9,846
Selling, general and administrative	62,910	61,835
Marketing	51,669	53,422
Depreciation and amortization	7,975	8,644
	186,613	195,370
Income from operations	22,474	20,533
Other Income (Expense):
Interest income	37	20
Interest expense	(1,457)	(1,751)
Other (expense) income, net	(39)	42
	(1,459)	(1,689)
Income before income tax expense	21,015	18,844
Income tax expense	(7,968)	(4,923)
Net income	$13,047	$13,921
Net income per common share:
Basic	$0.06	$0.06
Diluted	$0.06	$0.06
Weighted-average common shares outstanding:
Basic	214,639	225,732
Diluted	223,202	236,036

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net income	$13,047	$13,921
Other comprehensive income (loss):
Foreign currency translation adjustment	(624)	596
Total other comprehensive (loss) income	(624)	596
Comprehensive income	$12,423	$14,517

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income	$13,047	$13,921
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization and impairment charges	7,382	8,050
Amortization of intangibles	593	594
Deferred tax expense	7,994	4,262
Allowance for doubtful accounts	(100)	(202)
Allowance for obsolete inventory	112	68
Amortization of debt related costs	388	362
Share-based expense	3,982	2,623
Changes in operating assets and liabilities:
Accounts receivable	(265)	1,397
Inventory	(2,881)	(759)
Prepaid expenses and other current assets	(1,324)	(3,005)
Deferred customer acquisition costs	395	421
Other assets	154	(312)
Accounts payable	(21,123)	(12,591)
Accrued expenses	2,435	(2,140)
Deferred revenue	(1,053)	(1,595)
Other liabilities	16	25
Net cash provided by operating activities	9,752	11,119
Cash flows from investing activities:
Capital expenditures	(2,031)	(2,033)
Acquisition and development of software assets	(2,313)	(7,000)
Decrease in restricted cash	1,257	999
Net cash used in investing activities	(3,087)	(8,034)
Cash flows from financing activities:
Principal payments on capital lease obligations	(582)	(495)
Principal payments on notes	(5,834)	(7,083)
Proceeds received from issuance of notes payable	27,500	—
Debt related costs	(2,009)	—
Common stock repurchases	(16,712)	—
Proceeds from exercise of stock options, net of stock cancellation payment	283	494
Net cash provided by (used in) financing activities	2,646	(7,084)
Effect of exchange rate changes on cash	(527)	379
Net change in cash and cash equivalents	8,784	(3,620)
Cash and cash equivalents, beginning of period	97,110	58,863
Cash and cash equivalents, end of period	$105,894	$55,243
Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$971	$1,357
Income taxes	$291	$841
Non-cash financing transactions during the periods for:
Common stock repurchases	$436	$—
The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2012	$230	$1,088,186	$(726,230)	$(43,343)	$2,572	$321,415
Stock option exercises	4	5,742				5,746
Stock option cancellation		(5,463)				(5,463)
Share-based expense		3,982				3,982
Share-based award activity				(30)		(30)
Common stock repurchases				(16,504)		(16,504)
Foreign currency translation adjustment					(624)	(624)
Net income			13,047			13,047
Balance at March 31, 2013	$234	$1,092,447	$(713,183)	$(59,877)	$1,948	$321,569

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 1.    Basis of Presentation and Significant Accounting Policies
Nature of Operations
Vonage Holdings Corp. (“Vonage”, “Company”, “we”, “our”, “us”) is incorporated as a Delaware corporation. We are a leading provider of low-cost communications services connecting people through cloud-connected devices worldwide. Customers in the United States represented 93% of our subscriber lines for our broadband telephone replacement services at March 31, 2013, with the balance primarily in Canada and the United Kingdom.
Unaudited Interim Financial Information
The accompanying unaudited interim consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations, cash flows, and statement of stockholders’ equity for the periods presented. The results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.
These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on February 13, 2013.
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

•
assumptions used for the purpose of determining share-based compensation using the Black-Scholes option pricing model (“Model”), and various other assumptions that we believe to be reasonable; the key inputs for this Model are our stock price at valuation date, exercise price, the dividend yield, risk-free interest rate, life in years, and historical volatility of our common stock; and

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

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

At the time a customer signs up for our telephony services, there are the following deliverables:

•	Providing equipment, if any, to the customer that enables our telephony services; and

•	Providing telephony services.
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

Customer Equipment and Shipping Revenue
Customer equipment and shipping revenues consist of revenues from sales of customer equipment to wholesalers or directly to customers for replacement devices, or for upgrading their device at the time of customer sign-up for which we charge an additional fee. In addition, customer equipment and shipping revenues include the fees that customers are charged for shipping their customer equipment to them. Customer equipment and shipping revenues include sales to our retailers, who subsequently resell this customer equipment to customers. Revenues are reduced for payments to retailers and rebates to customers who purchased their customer equipment through these retailers, to the extent of customer equipment and shipping revenues.
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
Income Taxes
We recognize deferred tax assets and liabilities at enacted income tax rates for the temporary differences between the financial reporting bases and the tax bases of our assets and liabilities. Any effects of changes in income tax rates or tax laws are included in the provision for income taxes in the period of enactment. Our net deferred tax assets primarily consist of net operating loss carry forwards (“NOLs”). We are required to record a valuation allowance against our net deferred tax assets to the extent we conclude that it is more likely than not that taxable income generated in the future will be insufficient to utilize the future income tax benefit from our net deferred tax assets (namely, the NOLs) prior to expiration. In the fourth quarter of 2011, we concluded that it was more likely than not that taxable income in the future would be sufficient to utilize a significant portion of the future income tax benefit from our net deferred tax assets (namely, the NOLs) prior to expiration and we released $325,601 of the valuation allowance. We periodically review this conclusion, which requires significant management judgment. In the future, if available evidence changes our conclusions, we will make an adjustment to the related valuation allowance and income tax expense at that time. The March 31, 2012 effective rate is less than the federal statutory rate due, in part, to our Canadian operations and certain discrete period items, which primarily consisted of adjustments related to stock compensation, including a non-cash deferred tax

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

adjustment totaling $4,077 for certain stock compensation previously considered nondeductible under Section 162(m) of the Internal Revenue Code. The 2013 estimated annual effective tax rate is expected to approximate 41%, but may fluctuate due to the timing of other discrete period transactions.
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

Fair Value of Other Financial Instruments
The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, approximate fair value because of their short maturities. The carrying amounts of our capital leases approximate fair value of these obligations based upon management’s best estimates of interest rates that would be available for similar debt obligations at March 31, 2013 and December 31, 2012. We believe the fair value of our debt at March 31, 2013 was approximately the same as its carrying amount as market conditions, including available interest rates, credit spread relative to our credit rating, and illiquidity, remain relatively unchanged from the issuance date of our debt on February 11, 2013 for a similar debt instrument.
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

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Earnings per Share
Net income per share has been computed according to FASB ASC 260, “Earnings per Share”, which requires a dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS represents net income divided by the weighted average number of common shares outstanding during a reporting period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, including stock options and restricted stock units under our 2001 Stock Incentive Plan and 2006 Incentive Plan, were exercised or converted into common stock. The dilutive effect of outstanding stock options, and restricted stock units is reflected in diluted earnings per share by application of the treasury stock method. In applying the treasury stock method for stock-based compensation arrangements, the assumed proceeds are computed as the sum of the amount the employee must pay upon exercise and the amounts of average unrecognized compensation cost attributed to future services.
The following table sets forth the computation for basic and diluted net income per share for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
	2013	2012
Numerator
Numerator for basic earnings per share-net income	$13,047	$13,921
Numerator for diluted earnings per share	$13,047	$13,921
Denominator
Basic weighted average common shares outstanding	214,639	225,732
Dilutive effect of stock options and restricted stock units	8,563	10,304
Diluted weighted average common shares outstanding	223,202	236,036
Basic net income per share
Basic net income per share	$0.06	$0.06
Diluted net income per share
Diluted net income per share	$0.06	$0.06

For the three months ended March 31, 2013 and 2012, the following were excluded from the calculation of diluted earnings per common share because of their anti-dilutive effects:

	Three Months Ended
	March 31,
	2013	2012
Restricted stock units	1,620	1,210
Stock options	21,668	25,045
	23,288	26,255

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

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 2.    Supplemental Balance Sheet Account Information
Prepaid expenses and other current assets

	March 31, 2013	December 31, 2012
Nontrade receivables	$6,266	$6,599
Services	7,876	6,092
Telecommunications	1,557	1,503
Insurance	297	389
Marketing	273	639
Other prepaids	534	265
Prepaid expenses and other current assets	$16,803	$15,487

Property and equipment, net

	March 31, 2013	December 31, 2012
Building (under capital lease)	$25,709	$25,709
Network equipment and computer hardware	88,571	87,145
Leasehold improvements	43,835	43,774
Furniture	782	842
Vehicles	109	97
	159,006	157,567
Less: accumulated depreciation and amortization	(101,391)	(97,034)
Property and equipment, net	$57,615	$60,533

Software, net

	March 31, 2013	December 31, 2012
Purchased	$56,277	$89,538
Licensed	909	909
Internally developed	36,088	36,088
	93,274	126,535
Less: accumulated amortization	(73,890)	(71,428)
abandonment of software assets	—	(35,547)
Software, net	$19,384	$19,560

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Debt related costs, net

	March 31, 2013	December 31, 2012
Senior secured term loan	$4,707	$2,697
Less: accumulated amortization	(2,314)	(1,925)
Debt related costs, net	$2,393	$772

Restricted cash

	March 31, 2013	December 31, 2012
Letter of credit-lease deposits	$4,301	$5,300
Letter of credit-energy curtailment program	—	258
	4,301	5,558
Cash reserves	91	98
Restricted cash	$4,392	$5,656

Intangible assets, net

	March 31, 2013	December 31, 2012
Patents and patent licenses	$18,164	$18,164
Trademark	560	560
	18,724	18,724
Less: accumulated amortization	(12,636)	(12,043)
Intangible assets, net	$6,088	$6,681

Accrued expenses

	March 31, 2013	December 31, 2012
Compensation and related taxes and temporary labor	$12,040	$16,376
Marketing	9,397	10,889
Taxes and fees	16,344	9,747
Litigation and settlements	89	89
Telecommunications	9,771	9,135
Other accruals	4,187	4,412
Customer credits	2,463	2,056
Professional fees	2,981	2,200
Accrued interest	97	5
Inventory	276	572
Credit card fees	323	306
Accrued expenses	$57,968	$55,787

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 3.    Supplemental Income Statement Account Information
Amounts included in revenues

	Three Months Ended
	March 31,
	2013	2012
USF fees	$18,105	$20,624
Disconnect fees	$1,240	$108
Initial activation fees	$354	$738
Customer equipment fees	$158	$211
Equipment recovery fees	$29	$37
Shipping and handling fees	$368	$249

Amount included in direct cost of telephony services

	Three Months Ended
	March 31,
	2013	2012
USF costs	$18,105	$20,624

Amount included in direct cost of goods sold

	Three Months Ended
	March 31,
	2013	2012
Shipping and handling cost	$1,408	$1,874

Amount included in selling, general and administrative expense

	Three Months Ended
	March 31,
	2013	2012
Advertising costs	$88	$1,424

Amount included in marketing

	Three Months Ended
	March 31,
	2013	2012
Advertising costs	$31,726	$34,675

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Depreciation and amortization expense

	Three Months Ended
	March 31,
	2013	2012
Network equipment and computer hardware	$3,308	$3,900
Software	2,490	2,533
Capital leases	549	550
Other leasehold improvements	1,004	1,006
Furniture	27	43
Vehicles	5	4
Patents	594	594
	7,977	8,630
Property and equipment impairments	(2)	5
Software impairments	—	9
Depreciation and amortization expense	$7,975	$8,644

Amount included in interest expense

	Three Months Ended
	March 31,
	2013	2012
Debt related costs amortization	$388	$362

Amount included in other income (expense), net

	Three Months Ended
	March 31,
	2013	2012
Net gains (losses) resulting from foreign exchange transactions	$(40)	$40

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 4.    Long-Term Debt and Revolving Credit Facility
A schedule of long-term debt at March 31, 2013 and December 31, 2012 is as follows:

	March 31, 2013	December 31, 2012
3.125-3.625% Credit Facility - due 2016	$40,833	$—
3.25-3.75% Credit Facility - due 2014	—	14,167

At March 31, 2013, future payments under long-term debt obligations over each of the next five years and thereafter were as follows:

Credit Facility
2013	$17,500
2014	23,333
2015	23,333
Minimum future payments of principal	64,166
Less: current portion	23,333
Long-term portion	$40,833
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
Use of Proceeds
We used $100,000 of the net available proceeds of the 2011 Credit Facility, plus $31,000 of cash on hand, to retire all of the debt under our prior credit facility entered into in 2010, including a $1,000 prepayment fee to holders of that credit facility. We also incurred $2,697 of fees in connection with the 2011 Credit Facility, which was amortized to interest expense over the life of the debt using the effective interest method.

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
Use of Proceeds
The net proceeds received of $27,500 from the senior secured term loan and the undrawn revolving credit facility under the 2013 Credit Facility will be used for general corporate purposes. We also incurred $2,009 of fees in connection with the 2013 Credit Facility, which is amortized, along with the unamortized fees of $670 in connection with the 2011 Credit Facility, to interest expense over the life of the debt using the effective interest method.
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
Outstanding amounts under the 2013 Credit Facility, at our option, will bear interest at:

•
LIBOR (applicable to one-, two-, three- or six-month periods) plus an applicable margin equal to 3.125% if our consolidated leverage ratio is less than 0.75 to 1.00, 3.375% if our consolidated leverage ratio is greater than or equal to 0.75 to 1.00 and less than 1.50 to 1.00, and 3.625% if our consolidated leverage ratio is greater than or equal to 1.50 to 1.00, payable on the last day of each relevant interest period or, if the interest period is longer than 3 months, each day that is three months after the first day of the interest period, or

•
the base rate determined by reference to the highest of (a) the federal funds effective rate from time to time plus 0.50%, (b) the prime rate of JPMorgan Chase Bank, N.A., and (c) the LIBOR rate applicable to one month interest periods plus 1.00%, plus an applicable margin equal to 2.125% if our consolidated leverage ratio is less than 0.75 to 1.00, 2.275% if our consolidated leverage ratio is greater than or equal to 0.75 to 1.00 and less than 1.50 to 1.00, and 2.625% if our consolidated leverage ratio is greater than or equal to 1.50 to 1.00, payable on the last business day of each March, June, September, and December and the maturity date of the 2013 Credit Facility.

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

•
maximum capital expenditures not to exceed $55,000 during any fiscal year, provided that the unused amount of any permitted capital expenditures in any fiscal year may be carried forward to the next following fiscal year; in addition, annual excess cash flow up to $8,000 increases permitted capital expenditures.

As of March 31, 2013, we were in compliance with all covenants, including financial covenants, for the 2013 Credit Facility.
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
The Preservation Plan expires no later than the close of business June 7, 2013, unless extended by our board of directors. On April 4, 2013, after consultation with our advisors, our board of directors determined to extend the Preservation Plan through June 7, 2015, subject to ratification of the extension by stockholders at the Vonage 2013 annual meeting of stockholders.
Common Stock Repurchases
On July 25, 2012, our board of directors authorized a program to repurchase up to $50,000 of Vonage common stock (the "$50,000 repurchase program") through December 31, 2013. The specific timing and amount of repurchases would vary based on available capital resources and other financial and operational performance, market conditions, securities law limitations, and other factors. The repurchases would be made using our cash resources.
We repurchased the following shares of common stock with cash resources under the $50,000 repurchase program during the three months ended March 31, 2013:

Three Months Ended
March 31,
2013
Shares of common stock repurchased	2,189
Value of common stock repurchased	$5,374
On February 7, 2013, our board of directors discontinued the remainder of our existing $50,000 repurchase program effective at the close of business on February 12, 2013 with $16,682 of availability remaining, and authorized a new program to repurchase up to $100,000 of Vonage common stock (the "$100,000 repurchase program") by December 31, 2014. The specific timing and amount of repurchases will vary based on available capital resources and other financial and operational performance, market conditions, securities law limitations, and other factors. The repurchases will be made using our cash resources. The $100,000 repurchase program may be suspended or discontinued at any time without prior notice.
We repurchased the following shares of common stock with cash resources under the $100,000 repurchase program during the three months ended March 31, 2013*:

Three Months Ended
March 31,
2013
Shares of common stock repurchased	4,039
Value of common stock repurchased	$11,007
* including 150 shares, or $433, of common stock repurchases settled in April 2013; excluding commission of $3.

As of March 31, 2013, approximately $88,993 remained of our $100,000 repurchase program. The repurchase program expires on December 31, 2014 but may be suspended or discontinued at any time without notice.
In any period under either repurchase program, cash used in financing activities related to common stock repurchases may differ from the comparable change in stockholders' equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash.
Stock Option Cancellation
As part of our strategy to build shareholder value and to facilitate our goal of reducing the number of shares of common stock outstanding, on February 19, 2013, we entered into an agreement with our Chief Executive Officer to cancel a total of 4,500 of his vested stock options for $5,463. The payment reflects a discount, in favor of the Company, from the closing price of the common stock on the New York Stock Exchange on February 19, 2013.

Note 6.    Commitments and Contingencies
Litigation
IP Matters
Bear Creek Technologies, Inc. On February 22, 2011, Bear Creek Technologies, Inc. (“Bear Creek”) filed a lawsuit against Vonage Holdings Corp., Vonage America, Inc., and Vonage Marketing LLC in the United States District Court for the Eastern District of Virginia (Norfolk Division) alleging that Vonage's products and services are covered by United States Patent No. 7,889,722, entitled “System for Interconnecting Standard Telephony Communications Equipment to Internet Protocol Networks” (the “722 Patent”). The suit also named numerous other defendants, including Verizon Communications, Inc., Comcast Corporation, Time-Warner Cable, Inc., AT&T, Inc., and T-Mobile USA Inc. On August 17, 2011, the Court dismissed Bear Creek's case against the Vonage entities, as well as all the other defendants, except for one defendant. Later, on August 17, 2011, Bear Creek re-filed its complaint concerning the '722 Patent in the United States District Court for the District of Delaware against the same Vonage entities. In its Delaware complaint, Bear Creek alleges that Vonage is infringing one or more claims of the '722 Patent. In addition, Bear Creek alleges that Vonage is contributing to and inducing infringement of one or more claims of the '722 Patent. On September 28, 2011, Vonage filed a motion to dismiss Bear Creek's claims for induced, contributory, and willful infringement, which was denied on September 27, 2012. On January 25, 2012, Bear Creek filed a motion with the United States Judicial Panel on Multidistrict Litigation seeking to transfer and consolidate its litigation against Vonage with thirteen separate actions Bear Creek filed in the U.S. District Courts for Delaware and the Eastern District of Virginia. On May 2, 2012, the Multidistrict Litigation Panel granted Bear Creek's motion and ordered the coordination or consolidation for pretrial proceedings of all fourteen actions in the U.S. District Court for the District of Delaware. On October 11, 2012, Vonage filed an answer to Bear Creek's complaint, including counterclaims of non-infringement and invalidity of the '722 patent. On November 5, 2012, Bear Creek filed an answer to Vonage's counterclaims. On March 1, 2013, several defendants including Vonage moved the Court to stay the case pending resolution of the reexamination of the '722 patent requested by Cisco Systems, Inc. ("Cisco") as described below. This motion is now fully-briefed and pending before the Court. On April 10, 2013, the Court entered an order setting the case schedule. According to the case scheduling order, fact discovery will close on May 23, 2014, and trial is set for April 13, 2015.
On March 8, 2012, a third-party requested the United States Patent and Trademark Office ("USPTO") to reexamine the validity of the asserted '722 Patent. The USPTO granted the request on April 26, 2012, and subsequently issued an initial Office Action rejecting all of the '722 Patent claims. After reconsideration based on statements made by the patentee, the USPTO on September 19, 2012, reversed its initial rejection, and confirmed all claims as patentable over the references cited in the reexamination request. A second request for reexamination of the '722 Patent was filed on September 12, 2012, by Cisco, challenging the validity of the '722 Patent. Cisco's request was granted by the USPTO on November 28, 2012. On March 26, 2013, the USPTO issued an Office Action rejecting all claims of the '722 patent as invalid. A third request for reexamination of the '722 Patent was filed on September 14, 2012, and the USPTO denied this request on December 6, 2012.
OpinionLab, Inc. On July 18, 2012, OpinionLab, Inc. (“OpinionLab”) filed a lawsuit against IPerceptions, Inc. and IPerceptions US, Inc. (collectively, “IPerceptions”) in the United States District Court for the District of Northern Illinois (Eastern Division) alleging claims of patent infringement, breach of contract, misappropriation of trade secrets, and tortious interference with business expectancy. On August 16, 2012, OpinionLab filed an amended complaint, adding Vonage Marketing LLC and Vonage Holdings Corp. as defendants, and alleging that Vonage's products and services are covered by United States Patent Nos. 6,421,724, 6,606,581, 6,928,392, 7,085,820, 7,370,285, 8,024,668, and 8,041,805. OpinionLab alleged direct, indirect and willful infringement by Vonage. IPerceptions, the supplier to Vonage of the accused product in this lawsuit, has agreed to fully defend and indemnify Vonage in this lawsuit. On September 11, 2012, IPerceptions and Vonage each moved to dismiss OpinionLab's

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

indirect and willful patent infringement claims. The motions were denied on November 8, 2012. Vonage answered the complaint on December 7, 2012. The next status hearing will occur on May 30, 2013.
RPost Holdings, Inc. On August 24, 2012, RPost Holdings, Inc., RPost Communications Limited, and RMail Limited (collectively, “RPost”) filed a lawsuit against StrongMail Systems, Inc. (“StrongMail”) in the United States District Court for the Eastern District of Texas (Marshall Division) alleging that StrongMail's products and services, including its electronic mail marketing services, are covered by United States Patent Nos. 8,224,913, 8,209,389, 8,161,104, 7,966,372, and 6,182,219. On January 16, 2013, StrongMail moved the Court to transfer the venue of the lawsuit to the Northern District of California. That motion is now fully-briefed and pending before the Court. On February 11, 2013, RPost filed an amended complaint, adding 27 new defendants, including Vonage America Inc. RPost's amended complaint alleges willful infringement of the RPost patents by Vonage and each of the other new defendants because they are customers of StrongMail. RPost first served Vonage with the lawsuit on March 8, 2013. StrongMail has agreed to fully defend and indemnify Vonage in this lawsuit. Vonage has not yet answered the amended complaint.
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
Federal - Rural Call Completion Issues
On February 7, 2013, the FCC released a Notice of Proposed Rulemaking on rural call completion issues. The Notice of Proposed Rulemaking proposes new detailed reporting requirements to gauge rural call completion performance. Rural carriers have argued that VoIP provider call completion performance to rural areas is generally poor. We could be subject to an FCC enforcement action in the future in the event the FCC took the position that our rural call completion performance is inadequate.
Federal - Numbering Rights
On April 18, 2013, the FCC issued a Notice of Proposed Rulemaking (NPRM) that proposes to modify FCC rules to allow VoIP providers to directly access telephone numbers.  In addition, the FCC granted a waiver from its existing rules to allow Vonage to conduct a trial of direct access to telephone numbers.  The trial will allow the FCC to obtain real-world data on direct access to telephone numbers by VoIP providers to inform consideration of the NPRM.  Direct access to telephone numbers would facilitate IP to IP interconnection, which may allow VoIP providers to provide higher quality, lower cost services, promote the deployment of innovative new voice services, and experience reductions in the cost of telephony services.
Pakistan Termination Rate Increase
On October 1, 2012, Pakistani carriers formed the International Clearing House (ICH). This cartel subsequently took action to increase the cost to terminate international calls to Pakistan by approximately 500 percent.  As a result of the implementation of higher termination costs, Vonage was forced to remove Pakistan from unlimited calling in its Vonage World plan.  Vonage filed

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

a petition at the FCC, shortly after the ICH rates became effective, seeking an order prohibiting U.S. carriers from paying the new higher ICH rates.  On March 5, 2013, the FCC issued an order that prohibits U.S. carriers from paying more than the prevailing termination rate prior to the implementation of the ICH rates.  In addition to the Vonage challenge in the U.S., a Pakistani carrier challenged the ICH action under Pakistani competition law.  After the trial court found that the ICH violated Pakistani competition law, the Supreme Court of Pakistan overturned the trial court decision and remanded the case to the Competition Commission of Pakistan (CCP).  On April 30, 2013, the CCP issued an order that holds that the ICH violates Pakistani competition law.  Despite this favorable action by both U.S. and Pakistani authorities, it is currently unclear if or how long it will take for international termination rates in Pakistan to return to a more competitive level.
State Telecommunications Regulation
In general, the focus of interconnected VoIP telecommunications regulation is at the federal level. On November 12, 2004, the FCC issued a declaratory ruling providing that our service is subject to federal regulation and preempted the Minnesota Public Utilities Commission from imposing certain of its regulations on us. The FCC's decision was based on its conclusion that our service is interstate in nature and cannot be separated into interstate and intrastate components. On March 21, 2007, the United States Court of Appeals for the 8th Circuit affirmed the FCC's declaratory ruling preempting state regulation of our service. The 8th Circuit found that it is impossible for us to separate our interstate traffic from our intrastate traffic because of the nomadic nature of the service. As a result, the 8th Circuit held that it was reasonable for the FCC to preempt state regulation of our service. The 8th Circuit was clear, however, that the preemptive effect of the FCC's declaratory ruling may be reexamined if technological advances allow for the separation of interstate and intrastate components of the nomadic VoIP service. Therefore, the preemption of state authority over our service under this ruling generally hinges on the inability to separate the interstate and intrastate components of the service.While this ruling does not exempt us from all state oversight of our service, it effectively prevents state telecommunications regulators from imposing certain burdensome and inconsistent market entry requirements and certain other state utility rules and regulations on our service. State regulators continue to probe the limits of federal preemption in their attempts to apply state telecommunications regulation to interconnected VoIP service. On July 16, 2009, the Nebraska Public Service Commission and the Kansas Corporation Commission filed a petition with the FCC seeking a declaratory ruling or, alternatively, adoption of a rule declaring that state authorities may apply universal service funding requirements to nomadic VoIP providers. We participated in the FCC proceedings on the petition. On November 5, 2010, the FCC issued a declaratory ruling that allowed states to assess state USF on nomadic VoIP providers on a going forward basis provided that the states comply with certain conditions to ensure that imposing state USF does not conflict with federal law or policy. We expect that state public utility commissions and state legislators will continue their attempts to apply state telecommunications regulations to nomadic VoIP service.
Stand-by Letters of Credit
We had stand-by letters of credit totaling $4,301 and $5,558, as of March 31, 2013 and December 31, 2012, respectively.
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
State and Municipal Taxes
In accordance with generally accepted accounting principles, we make a provision for a liability for taxes when it is both probable that a liability has been incurred and the amount of the liability or range of liability can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. For a period of time, we did not collect or remit state or municipal taxes (such as sales, excise, utility, use, and ad valorem taxes), fees or surcharges (“Taxes”) on the charges to our customers for our services, except that we historically complied with the New Jersey sales tax. We have received inquiries or demands from a number of state and municipal taxing and 911 agencies seeking payment of Taxes that are applied to or collected from customers of providers of traditional public switched telephone network services. Although we have consistently maintained that these Taxes do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations, we are now collecting and remitting sales taxes in certain of those states including a number of states that have changed their statutes to expressly include VoIP. In addition, many states address how VoIP providers should contribute to support public safety agencies, and in those states we remit fees to the appropriate state agencies. We could also be contacted by state or municipal taxing and 911 agencies regarding Taxes that do explicitly apply to VoIP and these agencies could seek retroactive payment of

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Taxes. As such, we have a reserve of $1,541 as of March 31, 2013 as our best estimate of the potential tax exposure for any retroactive assessment. We believe the maximum estimated exposure for retroactive assessments is approximately $4,000 as of March 31, 2013.

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
Over the past years, we have fundamentally transformed our company - strategically, operationally and financially. Strategically, we shifted our primary focus to serving rapidly growing but under-served ethnic segments in the United States with international calling needs. We improved our value proposition by being the first to deliver flat-rate, unlimited calling to over 60 countries with the launch of our Vonage World service, and we were the first to provide easy-to-use, enhanced features, like voice-to-text translation and mobile Extension services, at no extra cost. These strategic shifts have resulted in new customers with a higher average lifetime value and a better churn profile than those in the past.
Our focus on operations during this period has resulted in a significantly improved cost structure. We have implemented operational efficiencies throughout our business and have reduced domestic and international termination costs per minute, and customer care costs. Importantly, we have enabled structural cost reductions while significantly improving network call quality and customer service performance. Improvements in the overall customer experience have contributed to lower churn, which was 2.5% at March 31, 2013.
Through debt refinancings in December 2010, July 2011, and February 2013, we have fundamentally improved our balance sheet, reducing annual interest expense from $49 million in 2010 to $6 million in 2012 and reducing interest rates from as high as 20% in 2009 to less than 4% today.
In part as a result of our operational and financial stability, on February 7, 2013, Vonage's Board of Directors discontinued the remainder of our existing $50,000 share repurchase program effective at the close of business on February 12, 2013 with

$16,682 remaining, and authorized a new program to repurchase up to $100,000 of the Company's outstanding shares by December 31, 2014. We believe our repurchase program reflects our balanced approach to capital allocation as we invest for growth through our growth priorities and deliver value to shareholders without compromising our ongoing operational needs.
We had approximately 2.3 million subscriber lines for broadband telephone replacement services as of March 31, 2013. We bill customers in the United States, Canada, and the United Kingdom. Customers in the United States represented 93% of our subscriber lines at March 31, 2013.

Trends and Key Operating Data

A number of trends have a significant effect on our results of operations and are important to an understanding of our financial statements.
Competitive landscape. We face intense competition from traditional telephone companies, wireless companies, cable companies, and alternative communication providers. Most traditional wireline and wireless telephone service providers and cable companies are substantially larger and better capitalized than we are and have the advantage of a large existing customer base. In addition, because our competitors provide other services, they often choose to offer VoIP services or other voice services as part of a bundle that includes other products, such as video, high speed Internet access, and wireless telephone service, which we do not offer. In addition, such competitors may in the future require new customers or existing customers making changes to their service to purchase voice services when purchasing high speed Internet access. Further, as wireless providers offer more minutes at lower prices, better coverage, and companion landline alternative services, their services have become more attractive to households as a replacement for wireline service. We also compete against alternative communication providers, such as magicJack, Skype, and Google Voice. Some of these service providers have chosen to sacrifice telephony revenue in order to gain market share and have offered their services at low prices or for free. As we continue to introduce applications that integrate different forms of voice and messaging services over multiple devices, we are facing competition from emerging competitors focused on similar integration, as well as from alternative voice communication providers. In addition, our competitors have partnered and may in the future partner with other competitors to offer products and services, leveraging their collective competitive positions. We also are subject to the risk of future disruptive technologies. In connection with our increasing emphasis on the international long distance market, we face competition from low-cost international calling cards and VoIP providers in addition to traditional telephone companies, cable companies, and wireless companies.
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
Regulation. Our business has developed in a relatively lightly regulated environment. The United States and other countries, however, are examining how VoIP services should be regulated. The November 2010 order by the FCC in response to a request by Kansas and Nebraska that permits states to impose state universal service fund obligations on VoIP service, discussed in Note 6 to our financial statements, is an example of efforts by regulators to determine how VoIP service fits into the telecommunications regulatory landscape. In addition to regulatory matters that directly address VoIP, a number of other regulatory initiatives could impact our business. One such regulatory initiative is net neutrality. In December 2010, the FCC adopted a revised set of net neutrality rules for broadband Internet service providers. These rules make it more difficult for broadband Internet service providers to block or discriminate against Vonage service. Several broadband Internet service providers have filed appeals of the FCC's new rules at the D.C. Circuit Court of Appeals alleging that the FCC lacks authority to apply its rules to broadband Internet service providers. In addition, on October 27, 2011, the FCC adopted an order reforming universal service and intercarrier compensation. The FCC order provides that VoIP originated calls will be subject to interstate access charges for long distance calls and reciprocal compensation for local calls that terminate to the public switched telephone network (“PSTN”). The termination charges for all traffic, including VoIP originated traffic, will transition over several years to a bill and keep arrangement (i.e., no termination charges). We believe that the order will positively impact our costs over time. Numerous parties filed appeals of the FCC order that are pending. On April 18, 2013, the FCC issued a Notice of Proposed Rulemaking (NPRM) that proposes to modify FCC rules to allow VoIP providers to directly access telephone numbers.  In addition, the FCC granted a waiver from its existing rules to allow Vonage to conduct a trial of direct access to telephone numbers.  The trial will allow the FCC to obtain real-world data on direct access to telephone numbers by VoIP providers to inform consideration of the NPRM.  Direct access to telephone numbers would facilitate IP to IP interconnection, which may allow VoIP providers to provide higher quality, lower cost services, promote the deployment of innovative new voice services, and experience reductions in the cost of telephony services.

The table below includes key operating data that our management uses to measure the growth and operating performance of our business:

	Three Months Ended
	March 31,
	2013	2012
Gross subscriber line additions	148,003	165,454
Change in net subscriber lines	(12,400)	(18,739)
Subscriber lines (at period end)	2,347,416	2,356,148
Average monthly customer churn	2.5%	2.8%
Average monthly operating revenues per line	$29.61	$30.42
Average monthly direct cost of telephony services per line	$7.82	$8.68
Marketing costs per gross subscriber line addition	$349	$323
Employees (excluding temporary help) (at period end)	966	1,004
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
Subscriber lines. Our subscriber lines include, as of a particular date, all paid subscriber lines from which a customer can make an outbound telephone call on that date. Our subscriber lines include fax lines including fax lines bundled with subscriber lines in our small office home office calling plans and soft phones but do not include our virtual phone numbers or toll free numbers, which only allow inbound telephone calls to customers. Subscriber lines decreased from 2,356,148 as of March 31, 2012 to 2,347,416 as of March 31, 2013. For the three months ended March 31, 2013, we added 148,003 subscriber lines. We believe that the decrease in our subscriber lines from the prior year was primarily due to increasing competition, particularly from cable companies and alternative voice communication providers.
Average monthly customer churn. Average monthly customer churn for a particular period is calculated by dividing the number of customers that terminated during that period by the simple average number of customers during the period, and dividing the result by the number of months in the period. The simple average number of customers during the period is the number of customers on the first day of the period, plus the number of customers on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first 30 days after activation. Our average monthly customer churn decreased from 2.8% for the three months ended March 31, 2012 to 2.5% for the three months ended March 31, 2013 and remained flat compared to the three months ended December 31, 2012. The decline from March 31, 2012 is the result of improvements in overall customer satisfaction, as well as changes in retention processes and the impact of service agreements, which were put in place in February of 2012. We monitor churn on a daily basis and use it as an indicator of the level of customer satisfaction. Other companies may calculate churn differently, and their churn data may not be directly comparable to ours. Customers who have been with us for a year or more tend to have a lower churn rate than customers who have not. In addition, our customers who are international callers generally churn at a lower rate than customers who are domestic callers. Our churn will fluctuate over time due to economic conditions, competitive pressures, marketplace perception of our services, and our ability to provide high quality customer care and network quality and add future innovative products and services.
Average monthly revenues per line. Average monthly revenues per line for a particular period is calculated by dividing our revenues for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. The simple average number of subscriber lines for the period is the number of subscriber lines on the first day of the period, plus the number of subscriber lines on the last day of the period, divided by two. Our average monthly revenues per line decreased to $29.61 for the three months ended March 31, 2013 compared to $30.42 for the three months ended March 31, 2012 due primarily to the expansion of lower priced plan offerings to meet customer segment needs, lower activation fee revenue, and lower USF fees, offset by selected pricing actions and higher priced rate plans. The continued expansion of lower priced plan offerings to meet customer segment needs may cause downward pressure on average monthly revenues per line.

Average monthly direct cost of telephony services per line. Average monthly direct cost of telephony services per line for a particular period is calculated by dividing our direct cost of telephony services for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. We use the average monthly direct cost of telephony services per line to evaluate how effective we are at managing our costs of providing service. Our average monthly direct cost of telephony services per line decreased to $7.82 for the three months ended March 31, 2013 compared to $8.68 for the three months ended March 31, 2012, due primarily to the decrease in domestic and international termination costs due to a lower customer base and more favorable rates negotiated with our service providers, the decrease in our network costs and in our E-911 costs, and the decrease in regulatory fees. Direct cost of telephony services both overall and on a per line basis is expected to experience upward pressure from increased international calling by our base of Vonage World customers offset by intelligent call routing, peering relationships we are implementing, and improved pricing from various carriers.
Marketing cost per gross subscriber line addition. Marketing cost per gross subscriber line addition is calculated by dividing our marketing expense for a particular period by the number of gross subscriber line additions during the period. Marketing expense does not include the cost of certain customer acquisition activities, such as rebates and promotions, which are accounted for as an offset to revenues, or customer equipment subsidies, which are accounted for as direct cost of goods sold. As a result, it does not represent the full cost to us of obtaining a new customer. Our marketing cost per gross subscriber line addition was higher at $349 for the three months ended March 31, 2013 compared to $323 for the three months ended March 31, 2012.
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
In addition to our landline telephony business, we are leveraging our technology to offer services and applications for mobile and other connected devices to address large existing markets. We introduced our first mobile offering in late 2009 and in early 2012 we introduced Vonage Mobile, our all-in-one mobile application that now provides free voice and video calling and messaging between users who have the application, as well as traditional paid international calling to any other phone. This mobile application works over WiFi, 3G and 4G and in more than 90 countries worldwide. The application consolidates the best features of our prior applications, while adding important functionality, value and ease of use including direct payment through iTunes.
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
Direct cost of telephony services. Direct cost of telephony services primarily consists of fees that we pay to third parties on an ongoing basis in order to provide our services. These fees include:

•
Access charges that we pay to other telephone companies to terminate domestic and international calls on the public switched telephone network. These costs represented approximately 51% and 48% of our total direct cost of telephony services for the three months ended March 31, 2013 and 2012, respectively, with a portion of these payments ultimately being made to incumbent telephone companies. When a Vonage subscriber calls another Vonage subscriber, we do not pay an access charge.

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

•	Rent and related expenses.

•	Professional fees for legal, accounting, tax, public relations, lobbying, and development activities.

•	Litigation settlements.
Marketing expense. Marketing expense includes:

•	Advertising costs, which comprise a majority of our marketing expense and include online, television, direct mail, alternative media, promotions, sponsorships, and inbound and outbound telemarketing.

•	Creative and production costs.

•	The costs to serve and track our online advertising.

•	Certain amounts we pay to retailers for activation commissions.

•	The cost associated with our customer referral program.
Depreciation and amortization expenses. Depreciation and amortization expenses include:

•	Depreciation of our network equipment, furniture and fixtures, and employee computer equipment.

•	Amortization of leasehold improvements and purchased and developed software.

•	Amortization of intangible assets (patents and trademarks).

•	Loss on disposal or impairment of property and equipment.
Loss from abandonment of software assets. Loss from abandonment of software assets include:

•	Impairment of investment in software assets.
Other Income (Expense)
Other Income (Expense) includes:

•	Interest income on cash and cash equivalents.

•	Interest expense on notes payable, patent litigation judgments and settlements and capital leases.

•	Amortization of debt related costs.

•	Realized and unrealized gains (losses) on foreign currency.

Results of Operations
The following table sets forth, as a percentage of consolidated operating revenues, our consolidated statement of operations for the periods indicated:

	Three Months Ended
	March 31,
	2013	2012

Revenues	100%	100%

Operating Expenses:
Direct cost of telephony services (excluding depreciation and amortization)	26	28
Direct cost of goods sold	4	4
Selling, general and administrative	30	29
Marketing	25	25
Depreciation and amortization	4	4
	89	90
Income from operations	11	10
Other Income (Expense):
Interest income	—	—
Interest expense	(1)	(1)
Other income (expense), net	—	—
	(1)	(1)
Income before income tax expense	10	9
Income tax expense	(4)	(2)
Net income	6%	7%

Summary of Results for the Three Months Ended March 31, 2013 and March 31, 2012
Revenues, Direct Cost of Telephony Services and Direct Cost of Good Sold

(in thousands, except percentages)	Three Months Ended
	March 31,
	2013	2012	Dollar Change	Percent Change
Revenues	$209,087	$215,903	$(6,816)	(3)%
Direct cost of telephony services(1)	55,181	61,623	(6,442)	(10)%
Direct cost of goods sold	8,878	9,846	(968)	(10)%
	145,028	144,434	594	—%

(1)	Excludes depreciation and amortization of $3,452 and $3,930, respectively.
Revenues. For the three months ended March 31, 2013, revenues decreased by $6,816, or 3%, compared to the three months ended March 31, 2012. This was primarily driven by a decrease of $7,353 in monthly subscription fees resulting from a decreased number of subscription lines, which reduced from 2,356,148 at March 31, 2012 to 2,347,416 at March 31, 2013, and the expansion of lower priced plan offerings. There was also a decrease in activation fees of $454 and a decrease in other revenue of $794 due to lower rates from our revenue sharing partners. In addition, there was an increase in credits issued to subscribers of $748. These decreases were offset by an increase in fees that we charged for disconnecting our service of $1,132 due to reinstatement of contracts for new customers beginning in February 2012, and an increase in our regulatory fee revenue of $1,751, which includes a decrease of $2,519 in USF fees offset by an increase in regulatory recovery fees and E-911 fees of $4,270.

Direct cost of telephony services. For the three months ended March 31, 2013 compared to the three months ended March 31, 2012, the decrease in direct cost of telephony services of $6,442, or 10%, was primarily driven by a decrease in domestic termination costs of $328 due to improved termination rates, which are costs that we pay other phone companies for terminating phone calls, and fewer minutes of use and a decrease in our network costs of $1,916, which includes costs for co-locating in other carriers’ facilities, leasing phone numbers, routing calls on the Internet, E-911 costs, and transferring calls to and from the Internet to the public switched telephone network. There was also a decrease in other costs of $433, a decrease in international usage of $1,263 driven by improved termination rates, and a decrease of USF and related fees imposed by government agencies of $2,519.
Direct cost of goods sold. For the three months ended March 31, 2013 compared to the three months ended March 31, 2012, the decrease in direct cost of goods sold of $968, or 10%, was primarily due to a decrease in amortization costs on deferred customer equipment of $305, a decrease in waived activation fees for new customers of $1,501 due to lower direct customer adds, and a decrease in shipping costs of $385. These decreases were offset by an increase in customer equipment costs of $1,226 from additional customers from our retail expansion.
Selling, General and Administrative

(in thousands, except percentages)	Three Months Ended
	March 31,
	2013	2012	Dollar Change	Percent Change
Selling, general and administrative	$62,910	$61,835	$1,075	2%

Selling, general and administrative. For the three months ended March 31, 2013 compared to the three months ended March 31, 2012, selling expense increased by $286 including $1,539 due to the expansion of the number of community sales teams and $442 due to an increase in the number of retail outlets with assisted selling, offset by a decrease of $1,696 related to product awareness advertising of our mobile offering launched in February 2012. For the three months ended March 31, 2013 compared to the three months ended March 31, 2012, general and administrative expense increased by $790 due to an increase in professional fees of $1,485 and higher share based cost of $1,358, offset by a decrease in compensation and employee related expense of $1,078 including a further reduction in customer care costs, a decrease in telecommunications expenses of $549, and a decrease in facility expense of $241.

Marketing

(in thousands, except percentages)	Three Months Ended
	March 31,
	2013	2012	Dollar Change	Percent Change
Marketing	$51,669	$53,422	$(1,753)	(3)%

Marketing. For the three months ended March 31, 2013 compared to the three months ended March 31, 2012, marketing expense decreased slightly by $1,753, or 3%, mainly due to the decrease in investment in television, offset by the increase in retail to reach targeted ethnic segments and incremental media expenses associated with the market test of our low-priced domestic offer.
Depreciation and Amortization

(in thousands, except percentages)	Three Months Ended
	March 31,
	2013	2012	Dollar Change	Percent Change
Depreciation and amortization	$7,975	$8,644	$(669)	(8)%

Depreciation and amortization. The decrease in depreciation and amortization of $669, or 8%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, was primarily due to lower depreciation of network equipment, computer hardware, and furniture of $617.

Other Income (Expense)

(in thousands, except percentages)	Three Months Ended
	March 31,
	2013	2012	Dollar Change	Percent Change
Interest income	$37	$20	$17	85%
Interest expense	(1,457)	(1,751)	294	17%
Other income (expense), net	(39)	42	(81)	(193)%
	$(1,459)	$(1,689)	$230
Interest expense. For the three months ended March 31, 2013 compared to the three months ended March 31, 2012, the decrease in interest expense was due to to our credit facility entered into in connection with our refinancing in February 2013 and the payoff of a settlement agreement in August 2012.
Provision for Income Taxes

(in thousands, except percentages)	Three Months Ended
	March 31,
	2013	2012	Dollar Change	Percent Change
Income tax expense	$(7,968)	$(4,923)	$(3,045)	(62)%
Effective tax rate	37.9%	26.1%
We recognize income tax expense equal to our pre-tax income multiplied by our effective income tax rate, an expense that had not been recognized prior to the reduction of the valuation allowance in the fourth quarter of 2011. In addition, adjustments are recorded for discrete period items related to stock compensation and changes to our state effective tax rate.
The provision also includes the federal alternative minimum tax and state and local income taxes.
The effective tax rate is calculated by dividing the income tax expense by income before income tax expense. The effective rate for the three months ended March 31, 2012 was less than the federal statutory rate due, in part, to our Canadian operations and certain discrete period items, which primarily consisted of adjustments related to stock compensation, including a non-cash deferred tax adjustment totaling $4,077 for certain stock compensation previously considered nondeductible under Section 162(m) of the Internal Revenue Code.  The 2013 estimated annual effective tax rate is expected to approximate 41%, but may fluctuate each quarter due to the timing of other discrete period transactions.
Net Income

(in thousands, except percentages)	Three Months Ended
	March 31,
	2013	2012	Dollar Change	Percent Change
Net income	$13,047	$13,921	$(874)	(6)%

Net income. Based on the explanations described above, our net income of $13,047 for the three months ended March 31, 2013 decreased by $874, or 6%, from net income of $13,921 for the three months ended March 31, 2012.

Liquidity and Capital Resources
Overview
The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Net cash provided by operating activities	$9,752	$11,119
Net cash used in investing activities	(3,087)	(8,034)
Net cash provided by (used in) financing activities	2,646	(7,084)

For the three months ended March 31, 2013, we generated income from operations. We expect to continue to balance efforts to grow our customer base while consistently achieving operating profitability. To grow our customer base, we continue to make investments in marketing, application development as we seek to launch new services, network quality and expansion, and customer care. Although we believe we will achieve consistent profitability in the future, we ultimately may not be successful and we may not achieve consistent profitability. We believe that cash flow from operations and cash on hand will fund our operations for at least the next twelve months.

February 2013 Financing
On February 11, 2013 we entered into Amendment No. 1 to our July 2011 credit agreement (the "2013 Credit Facility"). The 2013 Credit Facility consists of a $70,000 senior secured term loan and a $75,000 revolving credit facility. The co-borrowers under the 2013 Credit Facility are us and Vonage America Inc., our wholly owned subsidiary. Obligations under the 2013 Credit Facility are guaranteed, fully and unconditionally, by our other United States subsidiaries and are secured by substantially all of the assets of each borrower and each of the guarantors.
Use of Proceeds
The net proceeds received of $27,500 from the senior secured term loan and the undrawn revolving credit facility under the 2013 Credit Facility will be used for general corporate purposes. We also incurred $2,009 of fees in connection with the 2013 Credit Facility, which is amortized, along with the unamortized fees of $670 in connection with the 2011 Credit Facility, to interest expense over the life of the debt using the effective interest method.
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

•
maximum capital expenditures not to exceed $55,000 during any fiscal year, provided that the unused amount of any permitted capital expenditures in any fiscal year may be carried forward to the next following fiscal year; in addition, annual excess cash flow up to $8,000 increases permitted capital expenditures.

As of March 31, 2013, we were in compliance with all covenants, including financial covenants, for the 2013 Credit Facility.
The 2013 Credit Facility contains customary events of default that may permit acceleration of the debt. During the continuance of a payment default, interest will accrue at a default interest rate of 2% above the interest rate which would otherwise be applicable, in the case of loans, and at a rate equal to the rate applicable to base rate loans plus 2%, in the case of all other amounts.
State and Local Sales Taxes
We also have contingent liabilities for state and local sales taxes. As of March 31, 2013, we had a reserve of $1,541. If our ultimate liability exceeds this amount, it could affect our liquidity unfavorably. However, we do not believe it will significantly impair our liquidity.
Capital Expenditures
For the three months ended March 31, 2013, capital expenditures were primarily for the implementation of software solutions and purchase of network equipment as we continue to expand our network. Our capital expenditures for the three months ended March 31, 2013 were $4,344, of which $2,313 was for software acquisition and development. The majority of these expenditures are comprised of investments in information technology and systems infrastructure, including an electronic data warehouse, online customer service, and customer management platforms. For 2013, we believe our capital and software expenditures will be between $30,000 and $35,000.
Common Stock Repurchases
On July 25, 2012, our board of directors approved a plan to buy back up to $50,000 of Vonage common stock through December 31, 2013. The specific timing and amount of repurchases would vary based on available capital resources and other financial and operational performance, market conditions, securities law limitations, and other factors. The repurchases would be made using our cash resources. The repurchase program was subject to suspension or discontinuation at any time without prior notice. For the three months ended March 31, 2013, we repurchased $5,374, or 2,189 shares of Vonage common stock under the $50,000 repurchase program.
On February 7, 2013, Vonage's Board of Directors discontinued the remainder of our existing $50,000 repurchase program effective at the close of business on February 12, 2013 with $16,682 remaining, and authorized a new program to repurchase up to $100,000 of the Company's outstanding shares by December 31, 2014. The specific timing and amount of repurchases would vary based on available capital resources and other financial and operational performance, market conditions, securities law limitations, and other factors. The repurchases will be made using our cash resources. The repurchase program may be suspended or discontinued at any time without prior notice. For the three months ended March 31, 2013, we repurchased $11,007, or 4,039 shares of Vonage common stock under the $100,000 repurchase program.
In any period under either repurchase program, cash used in financing activities related to common stock repurchases may differ from the comparable change in stockholders' equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash.
Stock Option Cancellation
As part of our strategy to build shareholder value and to facilitate our goal of reducing the number of shares of common stock outstanding, on February 19, 2013, we entered into an agreement with our Chief Executive Officer to cancel a total of 4,500 of his vested stock options for $5,463. The payment reflects a discount, in favor of the Company, from the closing price of the common stock on the New York Stock Exchange on February 19, 2013.
Operating Activities
Cash provided by operating activities decreased to $9,752 for the three months ended March 31, 2013 compared to $11,119 for the three months ended March 31, 2012, primarily due to planned investments in our growth priorities, lower revenues and changes in working capital.
Changes in working capital requirements include changes in accounts receivable, inventory, prepaid and other assets, accounts payable, accrued and other liabilities, and deferred revenue and costs. Cash used for working capital requirements increased by $5,087 during the three months ended March 31, 2013 compared to the prior year period primarily due to timing of payments.
Investing Activities
Cash used in investing activities for the three months ended March 31, 2013 of $3,087 was attributable to capital expenditures of $2,031 and development of software assets of $2,313, offset by a decrease in restricted cash of $1,257 due primarily to the return of part of the security deposit of $1,000 on our leased office property in Holmdel, New Jersey and the release of our letter of credit from our energy purchase plan of $257.
Cash used in investing activities for the three months ended March 31, 2012 of $8,034 was attributable to capital expenditures of $2,033 and development of software assets of $7,000, offset by a decrease in restricted cash of $999 due primarily to the return of partial security deposit on our leased office property in Holmdel, New Jersey.

Financing Activities
Cash provided by financing activities for the three months ended March 31, 2013 of $2,646 was primarily attributable to $27,500 in net proceeds received from our 2013 Credit Facility and $5,746 in proceeds received from the exercise of stock options, offset by $5,463 in proceeds paid in connection with the stock option cancellation, $5,834 in 2013 Credit Facility principal payments, $582 in capital lease payments, $16,712 in common stock repurchases, and $2,009 in 2013 Credit Facility debt related costs.
Cash used in financing activities for the three months ended March 31, 2012 of $7,084 was primarily attributable to $7,083 in 2011 Credit Facility principal payments and $495 in capital lease payments, offset by $494 in proceeds received from the exercise of stock options.
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

•
assumptions used for the purpose of determining share-based compensation using the Black-Scholes option pricing model (“Model”), and various other assumptions that we believed to be reasonable. The key inputs for this Model are our stock price at valuation date, exercise price, the dividend yield, risk-free interest rate, life in years, and historical volatility of our common stock; and

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
Income Taxes
We recognize deferred tax assets and liabilities at enacted income tax rates for the temporary differences between the financial reporting bases and the tax bases of our assets and liabilities. Any effects of changes in income tax rates or tax laws are included in the provision for income taxes in the period of enactment. Our net deferred tax assets primarily consist of net operating loss carry forwards (“NOLs”). We are required to record a valuation allowance against our net deferred tax assets if we conclude that it is more likely than not that taxable income generated in the future will be insufficient to utilize the future income tax benefit from our net deferred tax assets (namely, the NOLs) prior to expiration. We periodically review this conclusion, which requires significant management judgment. If we are able to conclude in a future period that a future income tax benefit from our net deferred tax assets has a greater than 50 percent likelihood of being realized, we are required in that period to reduce the related valuation allowance with a corresponding decrease in income tax expense. This will result in a non-cash benefit to our net income in the period of the determination. In the future, if available evidence changes our conclusion that it is more likely than not that we will utilize our net deferred tax assets prior to their expiration, we will make an adjustment to the related valuation allowance and income tax expense at that time. In the fourth quarter of 2011, we released $325,601 of valuation allowance. In subsequent periods, we would expect to recognize income tax expense equal to our pre-tax income multiplied by our effective income tax rate, an expense that was not recognized prior to the reduction of the valuation allowance.
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
The Preservation Plan expires no later than the close of business June 7, 2013, unless extended by our board of directors. On April 4, 2013, after consultation with our advisors, our board of directors determined to extend the Preservation Plan through June 7, 2015, subject to ratification of the extension by stockholders at our 2013 annual meeting of stockholders.
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
On February 11, 2013, we entered into Amendment No. 1 to the 2011 Credit Agreement. We are exposed to interest rate risk since amounts payable under the 2013 Credit Facility, at our option, bear interest at:

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
There have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 2(a) and (b) are not applicable.
(c) Common stock repurchases (in thousands, except per share value):

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Program
January 1, 2013 - January 31, 2013	1,589	$2.45	1,589	$18,156
February 1, 2013 - February 28, 2013 (1)	1,638	$2.55	1,638	$97,297
March 1, 2013 - March 31, 2013 (2)	3,001	$2.77	3,001	$88,993
	6,228		6,228

(1) including 200 shares, or $521, of common stock repurchases settled in March 2013; excluding commission of 4.
(2) including 150 shares, or $433, of common stock repurchases settled in April 2013; excluding commission of 3.
During the period from January 1, 2013 to February 12, 2013, we repurchased 2,189 shares of Vonage Holdings Corp. common stock for $5,374 using cash resources pursuant to the $50,000 repurchase program that we announced on July 25, 2012, which had a December 31, 2013 expiration date, subject to earlier suspension or discontinuation at any time without prior notice. The repurchases occurred in the open market and pursuant to a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934.
On February 7, 2013, Vonage's Board of Directors discontinued the remainder of the $50,000 repurchase program effective at the close of business on February 12, 2013, with $16,682 remaining, and authorized a new program to repurchase up to $100,000 of the Company's outstanding shares. The $100,000 repurchase program expires on December 31, 2014 but may be suspended or discontinued at any time without notice. The specific timing and amount of repurchases will vary based on available capital resources and other financial and operational performance, market conditions, securities law limitations, and other factors. The repurchases will be made using our cash resources. In any period, cash used in financing activities related to common stock repurchases may differ from the comparable change in stockholders' equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash.
During the period from February 12, 2013 to March 31, 2013, we repurchased 4,039 shares of Vonage Holdings Corp. common stock for $11,007 using cash resources pursuant to the $100,000 repurchase program. The repurchases occurred in the open market and pursuant to a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934. As of March 31, 2013, approximately $88,993 remained of our $100,000 repurchase program.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
None

Item 5.	Other Information
None

Item 6.	Exhibits

10.1
Amendment No. 1, dated February 11, 2013, by and among Vonage America Inc. and Vonage Holdings Corp., as borrowers, various lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent, under that certain Credit Agreement dated as of July 29, 2011 by and among the Borrowers, the Lenders and the Administrative Agent (1)

10.2	Stock Option Cancellation Agreement, dated February 19, 2013, between Vonage Holdings Corp. and Marc P. Lefar (2)

10.3	Amendment to Letter Agreement between Vonage Holdings Corp. and Kurt Rogers (1)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101
The following financial statements from Vonage Holdings Corp.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013, filed with the Securities and Exchange Commission on May 1, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Stockholders’ Deficit; and (vi) the Notes to Consolidated Financial Statements.

(1) Filed herewith.
(2) Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on February 21, 2013

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VONAGE HOLDINGS CORP.

Dated:	May 1, 2013	By:	/s/ David T. Pearson
David T. Pearson Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

10.1
Amendment No. 1, dated February 11, 2013, by and among Vonage America Inc. and Vonage Holdings Corp., as borrowers, various lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent, under that certain Credit Agreement dated as of July 29, 2011 by and among the Borrowers, the Lenders and the Administrative Agent (1)

10.2	Stock Option Cancellation Agreement, dated February 19, 2013, between Vonage Holdings Corp. and Marc P. Lefar (2)

10.3	Amendment to Letter Agreement between Vonage Holdings Corp. and Kurt Rogers (1)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101
The following financial statements from Vonage Holdings Corp.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013, filed with the Securities and Exchange Commission on May 1, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Stockholders’ Deficit; and (vi) the Notes to Consolidated Financial Statements.

(1) Filed herewith.
(2) Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on February 21, 2013