Form 10-Q
period 2013-06-30
VONAGE HOLDINGS CORP
filed 2013-07-31
CIK 1272830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2013
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	July 30, 2013
Common Stock, par value $0.001	210,197,769	shares

VONAGE HOLDINGS CORP.

Financial Information Presentation
For the financial information discussed in this Quarterly Report on Form 10-Q, other than per share and per line amounts, dollar amounts are presented in thousands, except where noted.

Part I – Financial Information

Item 1.	Financial Statements
VONAGE HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 30, 2013	December 31, 2012
Assets	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$98,548	$97,110
Accounts receivable, net of allowance of $665 and $753, respectively	23,296	20,416
Inventory, net of allowance of $231 and $268, respectively	10,299	5,470
Deferred customer acquisition costs, current	6,507	5,418
Deferred tax assets, current	15,947	15,947
Prepaid expenses and other current assets	23,700	15,487
Total current assets	178,297	159,848
Property and equipment, net	56,436	60,533
Software, net	20,609	19,560
Deferred customer acquisition costs, non-current	250	347
Debt related costs, net	1,998	772
Restricted cash	4,393	5,656
Intangible assets, net	5,494	6,681
Deferred tax assets, non-current	277,395	290,166
Other assets	2,158	3,826
Total assets	$547,030	$547,389
Liabilities and Stockholders’ Equity
Liabilities
Current liabilities:
Accounts payable	$43,554	$74,028
Accrued expenses	73,086	55,787
Deferred revenue, current portion	35,397	35,803
Current maturities of capital lease obligations	2,673	2,471
Current portion of notes payables	23,333	28,333
Total current liabilities	178,043	196,422
Notes payable, net of current portion	35,000	14,167
Deferred revenue, net of current portion	551	730
Capital lease obligations, net of current maturities	11,704	13,090
Other liabilities, net of current portion in accrued expenses	1,596	1,565
Total liabilities	226,894	225,974
Commitments and Contingencies	—	—
Stockholders’ Equity
Common stock, par value $0.001 per share; 596,950 shares authorized at June 30, 2013 and December 31, 2012; 237,226 and 230,118 shares issued at June 30, 2013 and December 31, 2012, respectively; 211,096 and 215,306 shares outstanding at June 30 30, 2013 and December 31, 2012, respectively	237	230
Additional paid-in capital	1,099,085	1,088,186
Accumulated deficit	(705,736)	(726,230)
Treasury stock, at cost, 26,130 shares at June 30, 2013 and 14,812 shares at December 31, 2012	(74,335)	(43,343)
Accumulated other comprehensive income	885	2,572
Total stockholders’ equity	320,136	321,415
Total liabilities and stockholders’ equity	$547,030	$547,389

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenues	$204,776	$211,916	$413,863	$427,819

Operating Expenses:
Direct cost of telephony services (excluding depreciation and amortization of $3,510, $3,929, $6,962 and $7,859, respectively)	53,527	58,195	108,708	119,818
Direct cost of goods sold	9,217	9,275	18,095	19,121
Selling, general and administrative	61,481	58,396	124,391	120,231
Marketing	58,330	54,956	109,999	108,378
Depreciation and amortization	8,205	8,518	16,180	17,162
Loss from abandonment of software assets	—	25,262	—	25,262
	190,760	214,602	377,373	409,972
Income (loss) from operations	14,016	(2,686)	36,490	17,847
Other Income (Expense):
Interest income	74	30	111	50
Interest expense	(1,732)	(1,566)	(3,189)	(3,317)
Other (expense) income, net	(17)	(65)	(56)	(23)
	(1,675)	(1,601)	(3,134)	(3,290)
Income (loss) before income tax expense	12,341	(4,287)	33,356	14,557
Income tax (expense) benefit	(4,894)	947	(12,862)	(3,976)
Net income (loss)	$7,447	$(3,340)	$20,494	$10,581
Net income (loss) per common share:
Basic	$0.04	$(0.01)	$0.10	$0.05
Diluted	$0.03	$(0.01)	$0.09	$0.05
Weighted-average common shares outstanding:
Basic	212,169	226,429	213,404	226,081
Diluted	219,837	226,429	222,331	234,219

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income (loss)	$7,447	$(3,340)	$20,494	$10,581
Other comprehensive loss:
Foreign currency translation adjustment	(1,063)	(741)	(1,687)	(145)
Total other comprehensive loss	(1,063)	(741)	(1,687)	(145)
Comprehensive income (loss)	$6,384	$(4,081)	$18,807	$10,436

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income	$20,494	$10,581
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization and impairment charges	14,993	15,974
Amortization of intangibles	1,187	1,188
Loss from abandonment of software assets	—	25,262
Deferred tax expense	12,469	3,175
Allowance for doubtful accounts	(100)	953
Allowance for obsolete inventory	230	92
Amortization of debt related costs	783	689
Share-based expense	8,401	6,128
Changes in operating assets and liabilities:
Accounts receivable	(2,823)	(2,413)
Inventory	(5,118)	(3,129)
Prepaid expenses and other current assets	(8,229)	(1,092)
Deferred customer acquisition costs	(1,009)	255
Other assets	1,668	(652)
Accounts payable	(30,397)	(8,102)
Accrued expenses	16,490	(6,158)
Deferred revenue	(466)	(2,162)
Other liabilities	31	51
Net cash provided by operating activities	28,604	40,640
Cash flows from investing activities:
Capital expenditures	(5,803)	(3,692)
Acquisition and development of software assets	(6,197)	(9,647)
Decrease in restricted cash	1,256	998
Net cash used in investing activities	(10,744)	(12,341)
Cash flows from financing activities:
Principal payments on capital lease obligations	(1,184)	(1,006)
Principal payments on notes	(11,667)	(14,167)
Proceeds received from issuance of notes payable	27,500	—
Debt related costs	(2,009)	—
Common stock repurchases	(30,066)	—
Proceeds from exercise of stock options, net of stock cancellation payment	2,505	558
Net cash used in financing activities	(14,921)	(14,615)
Effect of exchange rate changes on cash	(1,501)	(165)
Net change in cash and cash equivalents	1,438	13,519
Cash and cash equivalents, beginning of period	97,110	58,863
Cash and cash equivalents, end of period	$98,548	$72,382
Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$2,032	$2,530
Income taxes	$1,448	$1,863
Non-cash financing transactions during the periods for:
Common stock repurchases	$629	$—
The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2012	$230	$1,088,186	$(726,230)	$(43,343)	$2,572	$321,415
Stock option exercises	7	7,961				7,968
Stock option cancellation		(5,463)				(5,463)
Share-based expense		8,401				8,401
Share-based award activity				(941)		(941)
Common stock repurchases				(30,051)		(30,051)
Foreign currency translation adjustment					(1,687)	(1,687)
Net income			20,494			20,494
Balance at June 30, 2013	$237	$1,099,085	$(705,736)	$(74,335)	$885	$320,136

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 1.    Basis of Presentation and Significant Accounting Policies
Nature of Operations
Vonage Holdings Corp. (“Vonage”, “Company”, “we”, “our”, “us”) is incorporated as a Delaware corporation. We are a leading provider of low-cost communications services connecting people through cloud-connected devices worldwide. Customers in the United States represented 93% of our subscriber lines for our broadband telephone replacement services at June 30, 2013, with the balance primarily in Canada and the United Kingdom.
Unaudited Interim Financial Information
The accompanying unaudited interim consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations, cash flows, and statement of stockholders’ equity for the periods presented. The results for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.
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

Customer Equipment and Shipping Revenue
Customer equipment and shipping revenues, comprising an incidental portion of our revenue, derives from revenues from sales of customer equipment to wholesalers or directly to customers for replacement devices, or for upgrading their device at the time of customer sign-up for which we charge an additional fee. In addition, customer equipment and shipping revenues include the fees that customers are charged for shipping their customer equipment to them. Customer equipment and shipping revenues include sales to our retailers, who subsequently resell this customer equipment to customers. Revenues are reduced for payments to retailers and rebates to customers who purchased their customer equipment through these retailers, to the extent of customer equipment and shipping revenues.
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

Fair Value of Other Financial Instruments
The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, approximate fair value because of their short maturities. The carrying amounts of our capital leases approximate fair value of these obligations based upon management’s best estimates of interest rates that would be available for similar debt obligations at June 30, 2013 and December 31, 2012. We believe the fair value of our debt at June 30, 2013 was approximately the same as its carrying amount as market conditions, including available interest rates, credit spread relative to our credit rating, and illiquidity, remain relatively unchanged from the issuance date of our debt on February 11, 2013 for a similar debt instrument.
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
Earnings per Share
Net income per share has been computed according to FASB ASC 260, “Earnings per Share”, which requires a dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS represents net income divided by the weighted average number of common shares outstanding during a reporting period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, including stock options and restricted stock units under our 2001 Stock Incentive Plan and 2006 Incentive Plan, were exercised or converted into common stock. The dilutive effect of outstanding stock options and restricted stock units is reflected in diluted earnings per share by application of the treasury stock method. In applying the treasury stock method for stock-based compensation arrangements, the assumed proceeds are computed as the sum of the amount the employee must pay upon exercise and the amounts of average unrecognized compensation cost attributed to future services.
The following table sets forth the computation for basic and diluted net income per share for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Numerator
Numerator for basic earnings per share-net income (loss)	$7,447	$(3,340)	$20,494	$10,581
Numerator for diluted earnings per share-net income (loss)	$7,447	$(3,340)	$20,494	$10,581
Denominator
Basic weighted average common shares outstanding	212,169	226,429	213,404	226,081
Dilutive effect of stock options and restricted stock units	7,668	—	8,927	8,138
Diluted weighted average common shares outstanding	219,837	226,429	222,331	234,219
Basic net income (loss) per share
Basic net income (loss) per share	$0.04	$(0.01)	$0.10	$0.05
Diluted net income (loss) per share
Diluted net income (loss) per share	$0.03	$(0.01)	$0.09	$0.05

For the three and six months ended June 30, 2013 and 2012, the following were excluded from the calculation of diluted earnings per common share because of their anti-dilutive effects:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Restricted stock units	2,171	2,899	2,357	2,356
Stock options	27,796	39,944	26,349	32,349
	29,967	42,843	28,706	34,705

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
Note 2.    Supplemental Balance Sheet Account Information
Prepaid expenses and other current assets

	June 30, 2013	December 31, 2012
Nontrade receivables	$9,318	$6,599
Services	8,405	6,092
Telecommunications	2,880	1,503
Insurance	1,216	389
Marketing	1,233	639
Other prepaids	648	265
Prepaid expenses and other current assets	$23,700	$15,487

Property and equipment, net

	June 30, 2013	December 31, 2012
Building (under capital lease)	$25,709	$25,709
Network equipment and computer hardware	74,308	87,145
Leasehold improvements	44,666	43,774
Furniture	811	842
Vehicles	109	97
	145,603	157,567
Less: accumulated depreciation and amortization	(89,167)	(97,034)
Property and equipment, net	$56,436	$60,533

Software, net

	June 30, 2013	December 31, 2012
Purchased	$43,282	$89,538
Licensed	909	909
Internally developed	36,088	36,088
	80,279	126,535
Less: accumulated amortization	(59,670)	(71,428)
abandonment of software assets	—	(35,547)
Software, net	$20,609	$19,560

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Debt related costs, net

	June 30, 2013	December 31, 2012
Senior secured term loan	$4,706	$2,697
Less: accumulated amortization	(2,708)	(1,925)
Debt related costs, net	$1,998	$772

Restricted cash

	June 30, 2013	December 31, 2012
Letter of credit-lease deposits	$4,302	$5,300
Letter of credit-energy curtailment program	—	258
	4,302	5,558
Cash reserves	91	98
Restricted cash	$4,393	$5,656

Intangible assets, net

	June 30, 2013	December 31, 2012
Patents and patent licenses	$18,164	$18,164
Trademark	560	560
	18,724	18,724
Less: accumulated amortization	(13,230)	(12,043)
Intangible assets, net	$5,494	$6,681

Accrued expenses

	June 30, 2013	December 31, 2012
Compensation and related taxes and temporary labor	$12,619	$16,376
Marketing	23,752	10,889
Taxes and fees	16,917	9,747
Litigation and settlements	89	89
Telecommunications	9,583	9,135
Other accruals	4,373	4,412
Customer credits	2,069	2,056
Professional fees	3,234	2,200
Accrued interest	104	5
Inventory	19	572
Credit card fees	327	306
Accrued expenses	$73,086	$55,787

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 3.    Supplemental Income Statement Account Information
Amounts included in revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
USF fees	$17,125	$19,799	$35,230	$40,423
Disconnect fees	$1,066	$464	$2,306	$572
Initial activation fees	$319	$509	$673	$1,247
Customer equipment fees	$12	$179	$170	$390
Equipment recovery fees	$26	$18	$55	$55
Shipping and handling fees	$322	$314	$690	$563

Amount included in direct cost of telephony services

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
USF costs	$17,125	$19,799	$35,230	$40,423

Amount included in direct cost of goods sold

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Shipping and handling cost	$1,436	$1,696	$2,844	$3,570

Amount included in selling, general and administrative expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Advertising costs	$100	$236	$188	$1,660

Amount included in marketing

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Advertising costs	$36,089	$35,180	$67,815	$69,855

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Depreciation and amortization expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Network equipment and computer hardware	$3,339	$3,896	$6,647	$7,796
Software	2,659	2,399	5,149	4,932
Capital leases	549	550	1,098	1,100
Other leasehold improvements	1,032	991	2,036	1,997
Furniture	29	31	56	74
Vehicles	3	4	8	8
Patents	594	594	1,188	1,188
	8,205	8,465	16,182	17,095
Property and equipment impairments	—	7	(2)	12
Software impairments	—	46	—	55
Depreciation and amortization expense	$8,205	$8,518	$16,180	$17,162

Amount included in interest expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Debt related costs amortization	$395	$327	$783	$689

Amount included in other income (expense), net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net losses resulting from foreign exchange transactions	$(22)	$(63)	$(62)	$(23)

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 4.    Long-Term Debt and Revolving Credit Facility
A schedule of long-term debt at June 30, 2013 and December 31, 2012 is as follows:

	June 30, 2013	December 31, 2012
3.125-3.625% Credit Facility - due 2016	$35,000	$—
3.25-3.75% Credit Facility - due 2014	—	14,167

At June 30, 2013, future payments under long-term debt obligations over each of the next five years and thereafter were as follows:

Credit Facility
2013	$11,667
2014	23,333
2015	23,333
Minimum future payments of principal	58,333
Less: current portion	23,333
Long-term portion	$35,000
July 2011 Financing
On July 29, 2011, we entered into a credit agreement (the "2011 Credit Facility") consisting of an $85,000 senior secured term loan and a $35,000 revolving credit facility. The co-borrowers under the 2011 Credit Facility were our wholly owned subsidiary, Vonage America Inc., and us. Obligations under the 2011 Credit Facility were guaranteed, fully and unconditionally, by our other United States subsidiaries and were secured by substantially all of the assets of each borrower and each of the guarantors.
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

2013 Financing
On February 11, 2013 we entered into Amendment No. 1 to the 2011 Credit Agreement (as further amended by Amendment No. 2 to our 2011 Credit Facility, the "2013 Credit Facility"). The 2013 Credit Facility consists of a $70,000 senior secured term loan and a $75,000 revolving credit facility. The co-borrowers under the 2013 Credit Facility are our wholly owned subsidiary, Vonage America Inc., and us. Obligations under the 2013 Credit Facility are guaranteed, fully and unconditionally, by our other United States subsidiaries and are secured by substantially all of the assets of each borrower and each of the guarantors. On July 26, 2013 we entered into Amendment No. 2 to our 2011 Credit Agreement, which amends our financial covenant related to our consolidated fixed charge coverage ratio by increasing the amount of restricted payments excluded from such calculation from $50,000 to $80,000.
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
Subject to certain restrictions and exceptions, the 2013 Credit Facility permits us to obtain one or more incremental term loans and/or revolving credit facilities in an aggregate principal amount of up to $60,000 plus an amount equal to repayments of the senior secured term loan upon providing documentation reasonably satisfactory to the administrative agent, without the consent of the existing lenders under the 2013 Credit Facility. The 2013 Credit Facility includes customary representations and warranties and affirmative covenants of the borrowers. In addition, the 2013 Credit Facility contains customary negative covenants, including, among other things, restrictions on the ability of us and our subsidiaries to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, consummate acquisitions, make investments, and pay dividends and other distributions. We must also comply with the following financial covenants:

•	a consolidated leverage ratio of no greater than 2.00 to 1.00;

•	a consolidated fixed coverage charge ratio of no less than 1.75 to 1.00 subject to adjustment to exclude up to $80,000 in specified restricted payments;

•	minimum cash of $25,000 including the unused portion of the revolving credit facility or $35,000 in the event of certain specified corporate actions; and

•
maximum capital expenditures not to exceed $55,000 during any fiscal year, provided that the unused amount of any permitted capital expenditures in any fiscal year may be carried forward to the next following fiscal year; in addition, annual excess cash flow up to $8,000 increases permitted capital expenditures.

As of June 30, 2013, we were in compliance with all covenants, including financial covenants, for the 2013 Credit Facility.
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
The Preservation Plan was set to expire no later than the close of business June 7, 2013, unless extended by our board of directors. On April 4, 2013, after consultation with our advisors, our board of directors determined to extend the Preservation Plan through June 7, 2015, subject to ratification of the extension by stockholders at the Vonage 2013 annual meeting of stockholders. On June 6, 2013, at the Vonage 2013 annual meeting of stockholders, stockholders ratified the extension of the Preservation Plan through June 7, 2015.
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
We repurchased the following shares of common stock with cash resources under the $50,000 repurchase program during the three and six months ended June 30, 2013:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2013	2013
Shares of common stock repurchased	—	2,189
Value of common stock repurchased	$—	$5,374
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

We repurchased the following shares of common stock with cash resources under the $100,000 repurchase program during the three and six months ended June 30, 2013*:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2013	2013
Shares of common stock repurchased	4,756	8,795
Value of common stock repurchased	$13,451	$24,458
* including 220 shares, or $625, of common stock repurchases settled in July 2013; excluding commission of $4.
As of June 30, 2013, approximately $75,542 remained of our $100,000 repurchase program. The repurchase program expires on December 31, 2014 but may be suspended or discontinued at any time without notice.
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

Note 6.    Commitments and Contingencies
Litigation
IP Matters
Bear Creek Technologies, Inc. On February 22, 2011, Bear Creek Technologies, Inc. (“Bear Creek”) filed a lawsuit against Vonage Holdings Corp., Vonage America, Inc., and Vonage Marketing LLC in the United States District Court for the Eastern District of Virginia (Norfolk Division) alleging that Vonage's products and services are covered by United States Patent No. 7,889,722, entitled “System for Interconnecting Standard Telephony Communications Equipment to Internet Protocol Networks” (the “722 Patent”). The suit also named numerous other defendants, including Verizon Communications, Inc., Comcast Corporation, Time-Warner Cable, Inc., AT&T, Inc., and T-Mobile USA Inc. On August 17, 2011, the Court dismissed Bear Creek's case against the Vonage entities, as well as all the other defendants, except for one defendant. Later, on August 17, 2011, Bear Creek re-filed its complaint concerning the '722 Patent in the United States District Court for the District of Delaware against the same Vonage entities. In its Delaware complaint, Bear Creek alleges that Vonage is infringing one or more claims of the '722 Patent. In addition, Bear Creek alleges that Vonage is contributing to and inducing infringement of one or more claims of the '722 Patent. On September 28, 2011, Vonage filed a motion to dismiss Bear Creek's claims for induced, contributory, and willful infringement, which was denied on September 27, 2012. On January 25, 2012, Bear Creek filed a motion with the United States Judicial Panel on Multidistrict Litigation seeking to transfer and consolidate its litigation against Vonage with thirteen separate actions Bear Creek filed in the U.S. District Courts for Delaware and the Eastern District of Virginia. On May 2, 2012, the Multidistrict Litigation Panel granted Bear Creek's motion and ordered the coordination or consolidation for pretrial proceedings of all fourteen actions in the U.S. District Court for the District of Delaware. On October 11, 2012, Vonage filed an answer to Bear Creek's complaint, including counterclaims of non-infringement and invalidity of the '722 patent. On November 5, 2012, Bear Creek filed an answer to Vonage's counterclaims. On March 1, 2013, several defendants including Vonage moved the Court to stay the case pending resolution of the reexamination of the '722 patent requested by Cisco Systems, Inc. (“Cisco”) as described below; the motion was granted on July 17, 2013, and the case is now stayed pending the resolution of the reexamination.
On March 8, 2012, a third-party requested the United States Patent and Trademark Office ("USPTO") to reexamine the validity of the asserted '722 Patent.  The USPTO granted the request on April 26, 2012, and subsequently issued an initial Office Action rejecting all of the '722 Patent claims. After reconsideration based on statements made by the patentee, the USPTO on September 19, 2012, reversed its initial rejection, and confirmed all claims as patentable over the references cited in the reexamination request. A second request for reexamination of the '722 Patent was filed on September 12, 2012, by Cisco, challenging the validity of the '722 Patent. Cisco's request was granted by the USPTO on November 28, 2012.  On March 26, 2013, the USPTO issued an Office Action rejecting all claims of the '722 patent as invalid. Bear Creek responded to the Office Action on May 28,

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

2013, requesting withdrawal of the USPTO's rejection.  Cisco responded to Bear Creek's submission on June 26, 2013. A third request for reexamination of the '722 Patent was filed on September 14, 2012, and the USPTO denied this request on December 6, 2012.
OpinionLab, Inc. On July 18, 2012, OpinionLab, Inc. (“OpinionLab”) filed a lawsuit against IPerceptions, Inc. and IPerceptions US, Inc. (collectively, “IPerceptions”) in the United States District Court for the District of Northern Illinois (Eastern Division) alleging claims of patent infringement, breach of contract, misappropriation of trade secrets, and tortious interference with business expectancy. On August 16, 2012, OpinionLab filed an amended complaint, adding Vonage Marketing LLC and Vonage Holdings Corp. as defendants, and alleging that Vonage's products and services are covered by United States Patent Nos. 6,421,724, 6,606,581, 6,928,392, 7,085,820, 7,370,285, 8,024,668, and 8,041,805. OpinionLab alleged direct, indirect and willful infringement by Vonage. IPerceptions, the supplier to Vonage of the accused product in this lawsuit, has agreed to fully defend and indemnify Vonage in this lawsuit. On September 11, 2012, IPerceptions and Vonage each moved to dismiss OpinionLab's indirect and willful patent infringement claims. The motions were denied on November 8, 2012. Vonage answered the complaint on December 7, 2012. On July 11, 2013, the Court issued an order setting the case schedule.
RPost Holdings, Inc. On August 24, 2012, RPost Holdings, Inc., RPost Communications Limited, and RMail Limited (collectively, “RPost”) filed a lawsuit against StrongMail Systems, Inc. (“StrongMail”) in the United States District Court for the Eastern District of Texas (Marshall Division) alleging that StrongMail's products and services, including its electronic mail marketing services, are covered by United States Patent Nos. 8,224,913, 8,209,389, 8,161,104, 7,966,372, and 6,182,219. On January 16, 2013, StrongMail moved the Court to transfer the venue of the lawsuit to the Northern District of California. That motion is now fully-briefed and pending before the Court. On February 11, 2013, RPost filed an amended complaint, adding 27 new defendants, including Vonage America Inc. RPost's amended complaint alleges willful infringement of the RPost patents by Vonage and each of the other new defendants because they are customers of StrongMail. RPost first served Vonage with the lawsuit on March 8, 2013. StrongMail has agreed to fully defend and indemnify Vonage in this lawsuit. Vonage answered the complaint on May 7, 2013.
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
Federal - Numbering Rights
On April 18, 2013, the FCC issued a Notice of Proposed Rulemaking (NPRM) that proposes to modify FCC rules to allow VoIP providers to directly access telephone numbers.  In addition, the FCC granted a waiver from its existing rules to allow Vonage to conduct a trial of direct access to telephone numbers.  The trial will allow the FCC to obtain real-world data on direct access to telephone numbers by VoIP providers to inform consideration of the NPRM.  Direct access to telephone numbers would facilitate IP to IP interconnection, which may allow VoIP providers to provide higher quality, lower cost services, promote the deployment of innovative new voice services, and experience reductions in the cost of telephony services. Vonage is currently conducting a trial of direct access to telephone numbers in the Atlanta, Boston, and Phoenix markets.
Pakistan Termination Rate Increase
On October 1, 2012, Pakistani carriers formed the International Clearing House (ICH). This cartel subsequently took action to increase the cost to terminate international calls to Pakistan by approximately 500 percent.  As a result of the implementation of higher termination costs, Vonage was forced to remove Pakistan from unlimited calling in its Vonage World plan.  Vonage filed a petition at the FCC, shortly after the ICH rates became effective, seeking an order prohibiting U.S. carriers from paying the new higher ICH rates.  On March 5, 2013, the FCC issued an order that prohibits U.S. carriers from paying more than the prevailing termination rate prior to the implementation of the ICH rates.  In addition to the Vonage challenge in the U.S., a Pakistani carrier challenged the ICH action under Pakistani competition law.  After the trial court found that the ICH violated Pakistani competition

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

law, the Supreme Court of Pakistan overturned the trial court decision and remanded the case to the Competition Commission of Pakistan (CCP).  On April 30, 2013, the CCP issued an order that holds that the ICH violates Pakistani competition law.  On May 9, 2013, the Sindh High Court temporarily suspended the CCP order while the court considers constitutional challenges to the order made by several Pakistani carriers. Despite favorable action by both U.S. and Pakistani authorities, it is currently unclear if or how long it will take for international termination rates in Pakistan to return to a more competitive level.
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
Stand-by Letters of Credit
We had stand-by letters of credit totaling $4,302 and $5,558, as of June 30, 2013 and December 31, 2012, respectively.
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
Vendor Commitments
We have committed to purchase international carrier services from a vendor. We have committed to pay this vendor approximately $39,000 in 2013, $78,000 in 2014 and 2015, and $39,000 in 2016, respectively.
We have committed to purchase energy supply from a vendor. We have committed to pay this vendor approximately $600 in 2013, $1,100 in 2014, and $500 in 2015, respectively.
State and Municipal Taxes
In accordance with generally accepted accounting principles, we make a provision for a liability for taxes when it is both probable that a liability has been incurred and the amount of the liability or range of liability can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. For a period of time, we did not collect or remit state or municipal taxes (such as sales, excise, utility, use, and ad valorem taxes), fees or surcharges (“Taxes”) on the charges to our customers for our services, except that we historically complied with the New Jersey sales tax. We have received inquiries or demands from a number of state and municipal taxing and 911 agencies seeking payment of Taxes that are applied to or collected from customers of providers of traditional public switched telephone network services. Although we have consistently maintained that these Taxes do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations,

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

we are now collecting and remitting sales taxes in certain of those states including a number of states that have changed their statutes to expressly include VoIP. In addition, many states address how VoIP providers should contribute to support public safety agencies, and in those states we remit fees to the appropriate state agencies. We could also be contacted by state or municipal taxing and 911 agencies regarding Taxes that do explicitly apply to VoIP and these agencies could seek retroactive payment of Taxes. As such, we have a reserve of $2,122 as of June 30, 2013 as our best estimate of the potential tax exposure for any retroactive assessment. We believe the maximum estimated exposure for retroactive assessments is approximately $5,000 as of June 30, 2013.

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
Over the past years, we have fundamentally transformed our company - strategically, operationally and financially. Strategically, we shifted our primary focus to serving rapidly growing but under-served ethnic segments in the United States with international calling needs. We improved our value proposition by being the first to deliver flat-rate, unlimited calling primarily from the United States to over 60 countries with the launch of our Vonage World service, and we were the first to provide easy-to-use, enhanced features, like voice-to-text translation and mobile Extension services, at no extra cost. These strategic shifts have resulted in new customers with a higher average lifetime value and a better churn profile than those in the past.
Our focus on operations during this period has resulted in a significantly improved cost structure. We have implemented operational efficiencies throughout our business and have reduced domestic and international termination costs per minute, and customer care costs. Importantly, we have enabled structural cost reductions while significantly improving network call quality and customer service performance. Improvements in the overall customer experience have contributed to lower churn, which was 2.4% at June 30, 2013.
Through debt refinancings in December 2010, July 2011, and February 2013, we have fundamentally improved our balance sheet, reducing annual interest expense from $49 million in 2010 to $6 million in 2012 and reducing interest rates from as high as 20% in 2009 to less than 4% today.
In part as a result of our operational and financial stability, on February 7, 2013, Vonage's Board of Directors discontinued the remainder of our then existing $50,000 share repurchase program effective at the close of business on February 12, 2013 with

$16,682 remaining, and authorized a new program to repurchase up to $100,000 of the Company's outstanding shares by December 31, 2014. We believe our repurchase program reflects our balanced approach to capital allocation as we invest for growth through our growth priorities and deliver value to shareholders without compromising our ongoing operational needs.
Having achieved operational and financial stability, we are focused on driving revenue through three major growth priorities: first, continued penetration of our core North American markets, where we will continue to provide value in international long distance and target under-served ethnic segments, and where we have entered the low-end domestic market with our flanker brand, BasicTalk, a low-priced home phone service offering unlimited calling throughout the United States; second, international expansion outside of North America through strategic partnerships; and third, mobile services, which we view as a strategic enabler of the Company's entire product offering.
We had approximately 2.3 million subscriber lines for broadband telephone replacement services as of June 30, 2013. We bill customers in the United States, Canada, and the United Kingdom. Customers in the United States represented 93% of our subscriber lines at June 30, 2013.

Trends and Key Operating Data

A number of trends have a significant effect on our results of operations and are important to an understanding of our financial statements.
Competitive landscape. We face intense competition from traditional telephone companies, wireless companies, cable companies, and alternative communication providers. Most traditional wireline and wireless telephone service providers and cable companies are substantially larger and better capitalized than we are and have the advantage of a large existing customer base. In addition, because our competitors provide other services, they often choose to offer VoIP services or other voice services as part of a bundle that includes other products, such as video, high speed Internet access, and wireless telephone service, which we do not offer. In addition, such competitors may in the future require new customers or existing customers making changes to their service to purchase voice services when purchasing high speed Internet access. Further, as wireless providers offer more minutes at lower prices, better coverage, and companion landline alternative services, their services have become more attractive to households as a replacement for wireline service. We also compete against alternative communication providers, such as magicJack, Skype, and Google Voice. Some of these service providers have chosen to sacrifice telephony revenue in order to gain market share and have offered their services at low prices or for free. As we continue to introduce applications that integrate different forms of voice and messaging services over multiple devices, we are facing competition from emerging competitors focused on similar integration, as well as from alternative voice communication providers. In addition, our competitors have partnered and may in the future partner with other competitors to offer products and services, leveraging their collective competitive positions. We also are subject to the risk of future disruptive technologies. In connection with our increasing emphasis on the international long distance market in the United States, we face competition from low-cost international calling cards and VoIP providers in addition to traditional telephone companies, cable companies, and wireless companies.
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
Regulation. Our business has developed in a relatively lightly regulated environment. The United States and other countries, however, are examining how VoIP services should be regulated. The November 2010 order by the FCC in response to a request by Kansas and Nebraska that permits states to impose state universal service fund obligations on VoIP service, discussed in Note 6 to our financial statements, is an example of efforts by regulators to determine how VoIP service fits into the telecommunications regulatory landscape. In addition to regulatory matters that directly address VoIP, a number of other regulatory initiatives could impact our business. One such regulatory initiative is net neutrality. In December 2010, the FCC adopted a revised set of net neutrality rules for broadband Internet service providers. These rules make it more difficult for broadband Internet service providers to block or discriminate against Vonage service. Several broadband Internet service providers have filed appeals of the FCC's new rules at the D.C. Circuit Court of Appeals alleging that the FCC lacks authority to apply its rules to broadband Internet service providers. In addition, on October 27, 2011, the FCC adopted an order reforming universal service and intercarrier compensation. The FCC order provides that VoIP originated calls will be subject to interstate access charges for long distance calls and reciprocal compensation for local calls that terminate to the public switched telephone network (“PSTN”). The termination charges for all traffic, including VoIP originated traffic, will transition over several years to a bill and keep arrangement (i.e., no termination charges). We believe that the order will positively impact our costs over time. Numerous parties filed appeals of the FCC order that are pending. On April 18, 2013, the FCC issued a Notice of Proposed Rulemaking (NPRM) that proposes to modify FCC rules to allow VoIP providers to directly access telephone numbers.  In addition, the FCC granted a waiver from its existing rules to allow Vonage to conduct a trial of direct access to telephone numbers.  The trial will allow the FCC to obtain real-world data on direct access to telephone numbers by VoIP providers to inform consideration of the NPRM.  Direct access to telephone numbers would facilitate IP to IP interconnection, which may allow VoIP providers to provide higher quality, lower cost services, promote the deployment of innovative new voice services, and experience reductions in the cost of telephony services. Vonage is currently conducting a trial of direct access to telephone numbers in the Atlanta, Boston, and Phoenix markets.
The table below includes key operating data that our management uses to measure the growth and operating performance of our business:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Gross subscriber line additions	155,412	163,349	303,415	328,803
Change in net subscriber lines	2,541	(64)	(9,859)	(18,803)
Subscriber lines (at period end)	2,349,957	2,356,084	2,349,957	2,356,084
Average monthly customer churn	2.4%	2.5%	2.5%	2.7%
Average monthly operating revenues per line	$29.06	$29.98	$29.29	$30.14
Average monthly direct cost of telephony services per line	$7.60	$8.23	$7.69	$8.44
Marketing costs per gross subscriber line addition	$375	$336	$363	$330
Employees (excluding temporary help) (at period end)	946	988	946	988
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
Subscriber lines. Our subscriber lines include, as of a particular date, all paid subscriber lines from which a customer can make an outbound telephone call on that date. Our subscriber lines include fax lines including fax lines bundled with subscriber lines in our small office home office calling plans and soft phones but do not include our virtual phone numbers or toll free numbers, which only allow inbound telephone calls to customers. Subscriber lines decreased from 2,356,084 as of June 30, 2012 to 2,349,957 as of June 30, 2013. For the three months ended June 30, 2013, we added 155,412 subscriber lines. We believe that the decrease in our subscriber lines from the prior year was primarily due to increasing competition, particularly from cable companies and alternative voice communication providers.
Average monthly customer churn. Average monthly customer churn for a particular period is calculated by dividing the number of customers that terminated during that period by the simple average number of customers during the period, and dividing the result by the number of months in the period. The simple average number of customers during the period is the number of customers on the first day of the period, plus the number of customers on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first 30 days after activation. Our average monthly customer churn decreased from 2.5% for the three months ended June 30, 2012 and the three months ended March 31, 2013 to 2.4% for the three months ended June 30, 2013. Our average monthly customer churn decreased from 2.7% for the six months ended June 30, 2012 to 2.5% for the six months ended June 30, 2013. The decline is the result of improvements in overall customer satisfaction, as well as changes in retention processes and the impact of service agreements, which were put in place in February 2012.We monitor churn on a daily basis and use it as an indicator of the level of customer satisfaction. Other companies may calculate churn differently, and their churn data may not be directly comparable to ours. Customers who have been with us for a year or more tend to have a lower churn rate than customers who have not. In addition, our customers who are international callers generally churn at a lower rate than customers who are domestic callers. Our churn will fluctuate over time due to economic conditions, competitive pressures, marketplace perception of our services, and our ability to provide high quality customer care and network quality and add future innovative products and services.
Average monthly revenues per line. Average monthly revenues per line for a particular period is calculated by dividing our revenues for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. The simple average number of subscriber lines for the period is the number of subscriber lines on the first day of the period, plus the number of subscriber lines on the last day of the period, divided by two. Our average monthly revenues per line decreased slightly to $29.06 for the three months ended June 30, 2013 compared to $29.98 for the three months ended June 30, 2012 due primarily to rate plan mix and lower USF fees. The continued expansion of lower priced plan offerings including BasicTalk to meet customer segment needs may cause downward pressure on average monthly revenues per line, offset by any selected pricing actions.
Average monthly direct cost of telephony services per line. Average monthly direct cost of telephony services per line for a particular period is calculated by dividing our direct cost of telephony services for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. We use the average monthly direct cost of telephony services per line to evaluate how effective we are at managing our costs of providing service. Our average monthly direct cost of telephony services per line decreased to $7.60 for the three months ended June 30, 2013 compared to $8.23 for the three months ended June 30, 2012, due primarily to the decrease in domestic and international termination costs due to a lower customer base and more favorable rates negotiated with our service providers, the decrease in our network costs and in our E-911 costs, and the decrease in regulatory fees. Direct cost of telephony services both overall and on a per line basis is expected to experience upward pressure from increased international calling by our base of Vonage World customers offset by implementation of intelligent call routing and peering relationships, and improved pricing from various carriers.
Marketing cost per gross subscriber line addition. Marketing cost per gross subscriber line addition is calculated by dividing our marketing expense for a particular period by the number of gross subscriber line additions during the period. Marketing expense does not include the cost of certain customer acquisition activities, such as rebates and promotions, which are accounted for as an offset to revenues, or customer equipment subsidies, which are accounted for as direct cost of goods sold. As a result, it does not represent the full cost to us of obtaining a new customer. Our marketing cost per gross subscriber line addition was higher at $375 for the three months ended June 30, 2013 compared to $336 for the three months ended June 30, 2012 as a result of our investment for the nationwide launch of BasicTalk including a portion of costs that were fixed and not variable with subscriber line additions.
Employees. Employees represent the number of personnel that are on our payroll and exclude temporary or outsourced labor.
Revenues
Revenues consists of telephony services revenue and customer equipment and shipping revenue. Substantially all of our revenues are telephony services revenue. In the United States, we offer domestic and international rate plans to meet the needs of our customers, including a variety of residential plans, mobile plans, and small office and home office calling plans. The “Vonage World” plan, now available in the United States and Canada, offers unlimited calling across the United States and Puerto Rico, unlimited international calling to over 60 countries including India, Mexico, and China, subject to certain restrictions, and free voicemail to text messages with Vonage Visual Voicemail. Each of our unlimited plans other than Vonage World offers unlimited domestic calling in the United States as well as unlimited calling to Puerto Rico, Canada, and selected European countries, subject to certain restrictions. Each of our basic plans offers a limited number of domestic calling minutes per month. We offer similar plans in Canada and the United Kingdom. Under our basic plans, we charge on a per minute basis when the number of domestic calling minutes included in the plan is exceeded for a particular month. International calls (except for calls to Puerto Rico, Canada and certain European countries under our unlimited plans and a variety of countries under international calling plans and Vonage World) are charged on a per minute basis. These per minute fees are not included in our monthly subscription fees.
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
We derive substantially all of our telephony services revenue from monthly subscription fees that we charge our customers under our service plans. We also offer residential fax service, virtual phone numbers, toll free numbers and other services, and charge an additional monthly fee for each service. One business fax line is included with each of our two small office and home office plans, but we charge monthly fees for additional business fax lines. We automatically charge these fees to our customers’ credit cards, debit cards, or electronic check payments (“ECP”), monthly in advance. We also automatically charge the per minute fees not included in our monthly subscription fees to our customers’ credit cards, debit cards or ECP monthly in arrears unless they exceed a certain dollar threshold, in which case they are charged immediately.
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
Customer equipment and shipping revenues, comprising an incidental portion of our revenue, derives from revenue from sales of customer equipment to our wholesalers or directly to customers and retailers. In addition, customer equipment and shipping revenue includes the fees, when collected, that we charge our customers for shipping any equipment to them.

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
Direct cost of telephony services. Direct cost of telephony services primarily consists of fees that we pay to third parties on an ongoing basis in order to provide our services. These fees include:

•
Access charges that we pay to other telephone companies to terminate domestic and international calls on the public switched telephone network. These costs represented approximately 51% and 48% of our total direct cost of telephony services for the three months ended June 30, 2013 and 2012, respectively, with a portion of these payments ultimately being made to incumbent telephone companies. When a Vonage subscriber calls another Vonage subscriber, we do not pay an access charge.

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

•	The cost of complying with FCC regulations regarding VoIP emergency services, which require us to provide enhanced emergency dialing capabilities to transmit 911 calls for our customers.

•	Taxes that we pay on our purchase of telecommunications services from our suppliers or imposed by government agencies such as Federal USF and related fees.
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

Results of Operations
The following table sets forth, as a percentage of consolidated operating revenues, our consolidated statement of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenues	100%	100%	100%	100%

Operating Expenses:
Direct cost of telephony services (excluding depreciation and amortization)	26	27	26	28
Direct cost of goods sold	5	4	4	5
Selling, general and administrative	30	28	30	28
Marketing	28	26	27	25
Depreciation and amortization	4	4	4	4
Loss from abandonment of software assets	—	12	—	6
	93	101	91	96
Income (loss) from operations	7	(1)	9	4
Other Income (Expense):
Interest income	—	—	—	—
Interest expense	(1)	(1)	(1)	(1)
Other income (expense), net	—	—	—	—
	(1)	(1)	(1)	(1)
Income before income tax expense (benefit)	6	(2)	8	3
Income tax (expense) benefit	(2)	—	(3)	(1)
Net income (loss)	4%	(2)%	5%	2%

Summary of Results for the Three and Six Months Ended June 30, 2013 and June 30, 2012
Revenues, Direct Cost of Telephony Services and Direct Cost of Good Sold

(in thousands, except percentages)	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2013	2012	Dollar Change	Percent Change	2013	2012	Dollar Change	Percent Change
Revenues	$204,776	$211,916	$(7,140)	(3)%	$413,863	$427,819	$(13,956)	(3)%
Direct cost of telephony services(1)	53,527	58,195	(4,668)	(8)%	108,708	119,818	(11,110)	(9)%
Direct cost of goods sold	9,217	9,275	(58)	(1)%	18,095	19,121	(1,026)	(5)%
	142,032	144,446	(2,414)	(2)%	287,060	288,880	(1,820)	(1)%

(1)	Excludes depreciation and amortization of $3,510, $3,929, $6,962, and $7,859, respectively.
Revenues. For the three months ended June 30, 2013, revenues decreased by $7,140, or 3%, compared to the three months ended June 30, 2012. This was primarily driven by a decrease of $7,190 in monthly subscription fees resulting from a decreased number of subscription lines, which reduced from 2,356,084 at June 30, 2012 to 2,349,957 at June 30, 2013, and retention activities. There was an increase in credits issued to subscribers of $1,481. These revenue decreases were offset by an increase in fees that we charged for disconnecting our service of $602 and an increase in our regulatory fee revenue of $1,688, which includes a decrease of $2,674 in USF fees offset by an increase in regulatory recovery fees and E-911 fees of $4,362.

For the six months ended June 30, 2013, revenues decreased by $13,956, or 3%, compared to the six months ended June 30, 2012. This was primarily driven by a decrease of $14,542 in monthly subscription fees resulting from a decreased number of subscription lines, which reduced from 2,356,084 at June 30, 2012 to 2,349,957 at June 30, 2013, and retention activities. There was also a decrease in activation fees of $725 and a decrease in other revenue of $748 due to lower rates from our revenue sharing partners. There was an increase in credits issued to subscribers of $2,229 and a decrease in additional features revenue of $542. These decreases were offset by an increase in fees that we charged for disconnecting our service of $1,734 due to reinstatement of contracts for new customers beginning in February 2012, and an increase in our regulatory fee revenue of $3,438, which includes a decrease of $5,193 in USF fees offset by an increase in regulatory recovery fees and E-911 fees of $8,631.
Direct cost of telephony services. For the three months ended June 30, 2013 compared to the three months ended June 30, 2012, the decrease in direct cost of telephony services of $4,668, or 8%, was primarily driven by a decrease in domestic termination costs of $429 due to improved termination rates, which are costs that we pay other phone companies for terminating phone calls, and fewer minutes of use and a decrease in our network costs of $986, which includes costs for co-locating in other carriers’ facilities, leasing phone numbers, routing calls on the Internet, E-911 costs, and transferring calls to and from the Internet to the public switched telephone network. There was also a decrease in international usage of $563 driven by improved termination rates, and a decrease of USF and related fees imposed by government agencies of $2,674.
For the six months ended June 30, 2013 compared to the six months ended June 30, 2012, the decrease in direct cost of telephony services of $11,110, or 9%, was primarily driven by a decrease in domestic termination costs of $757 due to improved termination rates, which are costs that we pay other phone companies for terminating phone calls, and fewer minutes of use and a decrease in our network costs of $2,886, which includes costs for co-locating in other carriers’ facilities, leasing phone numbers, routing calls on the Internet, E-911 costs, and transferring calls to and from the Internet to the public switched telephone network. There was also a decrease in other costs of $447, a decrease in international usage of $1,826 driven by improved termination rates, and a decrease of USF and related fees imposed by government agencies of $5,193.
Direct cost of goods sold. For the three months ended June 30, 2013 compared to the three months ended June 30, 2012, the decrease in direct cost of goods sold of $58, or 1%, was primarily due to a decrease in waived activation fees for new customers of $1,120 due to lower direct customer adds offset by an increase in customer equipment costs of $1,403 from additional customers from our retail expansion.
For the six months ended June 30, 2013 compared to the six months ended June 30, 2012, the decrease in direct cost of goods sold of $1,026, or 5%, was primarily due to a decrease in amortization costs on deferred customer equipment of $428, a decrease in waived activation fees for new customers of $2,621 due to lower direct customer adds, and a decrease in shipping costs of $603. These decreases were offset by an increase in customer equipment costs of $2,628 from additional customers from our retail expansion.
Selling, General and Administrative

(in thousands, except percentages)	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2013	2012	Dollar Change	Percent Change	2013	2012	Dollar Change	Percent Change
Selling, general and administrative	$61,481	$58,396	$3,085	5%	$124,391	$120,231	$4,160	3%

Selling, general and administrative. For the three months ended June 30, 2013 compared to the three months ended June 30, 2012, selling expense increased by $4,015 including $1,561 due to the expansion of the number of community sales teams and $2,589 due to an increase in the number of retail stores with assisted selling and the nationwide BasicTalk launch. For the three months ended June 30, 2013 compared to the three months ended June 30, 2012, general and administrative expense decreased by $930 due mainly to resolution of an insurance claim for prior period legal fees and settlement expenses of $2,300, lower Customer Care costs of $2,185, and a decrease in other expense of $820. These decreases were offset by higher share based cost of $915 and an increase in compensation and employee related expense of $3,106.
For the six months ended June 30, 2013 compared to the six months ended June 30, 2012, selling expense increased by $4,300 including $2,003 due to the expansion of the number of community sales teams and $4,128 due to an increase in the number of retail stores with assisted selling and the nationwide BasicTalk launch, offset by a decrease of $1,851 related to product awareness advertising of our mobile offering launched in February 2012. For the six months ended June 30, 2013 compared to the six months ended June 30, 2012, general and administrative expense decreased by $140 due mainly to resolution of an insurance claim for prior period legal fees and settlement expenses of $2,300, lower Customer Care costs of $4,443, a decrease in telecommunications expenses of $876, and a decrease in facility expense of $548. There was also a decrease in other expense of $889. These decreases were offset by an increase in professional fees of $1,801, an increase in compensation and employee related expense of $4,377, and higher share based cost of $2,273.

Marketing

(in thousands, except percentages)	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2013	2012	Dollar Change	Percent Change	2013	2012	Dollar Change	Percent Change
Marketing	$58,330	$54,956	$3,374	6%	$109,999	$108,378	$1,621	1%

Marketing. For the three months ended June 30, 2013 compared to the three months ended June 30, 2012, marketing expense increased by $3,374, or 6%, as a result of our investment for the nationwide launch of BasicTalk including a portion of costs that were fixed and not variable with subscriber line additions.
For the six months ended June 30, 2013 compared to the six months ended June 30, 2012, marketing expense increased slightly by $1,621, or 1%, as a result of our investment for the nationwide launch of BasicTalk including a portion of costs that were fixed and not variable with subscriber line additions.
We expect to make incremental investment in the nationwide launch of BasicTalk above second quarter levels in order to continue to build awareness, drive traffic, and provide merchandise support.
Depreciation and Amortization

(in thousands, except percentages)	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2013	2012	Dollar Change	Percent Change	2013	2012	Dollar Change	Percent Change
Depreciation and amortization	$8,205	$8,518	$(313)	(4)%	$16,180	$17,162	$(982)	(6)%

Depreciation and amortization. The decrease in depreciation and amortization of $313, or 4%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012, was primarily due to lower depreciation of network equipment, computer hardware, and furniture of $517, offset by an increase in software amortization of $260.
The decrease in depreciation and amortization of $982, or 6%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012, was primarily due to lower depreciation of network equipment, computer hardware, and furniture of $1,127, offset by an increase in software amortization of $216.
Loss from abandonment of software assets

(in thousands, except percentages)	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2013	2012	Dollar Change	Percent Change	2013	2012	Dollar Change	Percent Change
Loss from abandonment of software assets	$—	$25,262	$(25,262)	(100)%	$—	$25,262	$(25,262)	(100)%

Loss from abandonment of software assets. The loss from abandonment of software assets of $25,262 for the three and six months ended June 30, 2012 was due to the write-off of our investment in the Amdocs billing and ordering system that experienced development issues, net of settlement amounts to the Company, during the second quarter of 2012.

Other Income (Expense)

(in thousands, except percentages)	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2013	2012	Dollar Change	Percent Change	2013	2012	Dollar Change	Percent Change
Interest income	$74	$30	$44	147%	$111	$50	$61	122%
Interest expense	(1,732)	(1,566)	(166)	(11)%	(3,189)	(3,317)	128	4%
Other income (expense), net	(17)	(65)	48	74%	(56)	(23)	(33)	(143)%
	$(1,675)	$(1,601)	$(74)		$(3,134)	$(3,290)	$156
Interest expense. For the three months ended June 30, 2013 compared to the three months ended June 30, 2012, the increase in interest expense of $166, or 11%, was due mainly to an increase in interest expense related to tax audits of $222, offset by a decrease in interest expense driven by our credit facility entered into in connection with our refinancing in February 2013 and the final payoff of a settlement agreement in August 2012.
For the six months ended June 30, 2013 compared to the six months ended June 30, 2012, the decrease in interest expense of $128, or 4%, was due to a decrease of $136 driven by our credit facility entered into in connection with our refinancing in February 2013 and a decrease of $207 due to the payoff of a settlement agreement in August 2012, offset by an increase in interest expense related tax audits of $222.
Provision for Income Taxes

(in thousands, except percentages)	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2013	2012	Dollar Change	Percent Change	2013	2012	Dollar Change	Percent Change
Income tax (expense) benefit	$(4,894)	$947	$(5,841)	(617)%	$(12,862)	$(3,976)	$(8,886)	(223)%
Effective tax rate	39.7%	22.1%			38.6%	27.3%
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
The effective tax rate is calculated by dividing the income tax expense by income before income tax expense. The effective rate for the six months ended June 30, 2012 was less than the federal statutory rate due, in part, to our Canadian operations and certain discrete period items, which primarily consisted of adjustments related to stock compensation, including a non-cash deferred tax adjustment totaling $4,077 for certain stock compensation previously considered nondeductible under Section 162(m) of the Internal Revenue Code. The 2013 estimated annual effective tax rate is expected to approximate 41%, but may fluctuate each quarter due to the timing of other discrete period transactions.
Net Income (Loss)

(in thousands, except percentages)	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2013	2012	Dollar Change	Percent Change	2013	2012	Dollar Change	Percent Change
Net income (loss)	$7,447	$(3,340)	$10,787	323%	$20,494	$10,581	$9,913	94%

Net income (loss). Based on the explanations described above, our net income of $7,447 for the three months ended June 30, 2013 increased by $10,787, or 323%, from net loss of $3,340 for the three months ended June 30, 2012.
Based on the explanations described above, our net income of $20,494 for the six months ended June 30, 2013 increased by $9,913, or 94%, from net income of $10,581 for the six months ended June 30, 2012.

Liquidity and Capital Resources
Overview
The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2013	2012
	(in thousands)
Net cash provided by operating activities	$28,604	$40,640
Net cash used in investing activities	(10,744)	(12,341)
Net cash used in financing activities	(14,921)	(14,615)

For the six months ended June 30, 2013, we generated income from operations. We expect to continue to balance efforts to grow our customer base while consistently achieving operating profitability. To grow our customer base, we continue to make investments in marketing, application development as we seek to launch new services, network quality and expansion, and customer care. Although we believe we will achieve consistent profitability in the future, we ultimately may not be successful and we may not achieve consistent profitability. We believe that cash flow from operations and cash on hand will fund our operations for at least the next twelve months.

2013 Financing
On February 11, 2013 we entered into Amendment No. 1 to our July 2011 Credit Agreement (as further amended by Amendment No. 2 to our 2011 Credit Facility, the "2013 Credit Facility"). The 2013 Credit Facility consists of a $70,000 senior secured term loan and a $75,000 revolving credit facility. The co-borrowers under the 2013 Credit Facility are our wholly owned subsidiary, Vonage America Inc., and us. Obligations under the 2013 Credit Facility are guaranteed, fully and unconditionally, by our other United States subsidiaries and are secured by substantially all of the assets of each borrower and each of the guarantors. On July 26, 2013 we entered into Amendment No. 2 to our 2011 Credit Agreement, which amends our financial covenant related to our consolidated fixed charge coverage ratio by increasing the amount of restricted payments excluded from such calculation from $50,000 to $80,000.
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
Subject to certain restrictions and exceptions, the 2013 Credit Facility permits us to obtain one or more incremental term loans and/or revolving credit facilities in an aggregate principal amount of up to $60,000 plus an amount equal to repayments of the senior secured term loan upon providing documentation reasonably satisfactory to the administrative agent, without the consent of the existing lenders under the 2013 Credit Facility. The 2013 Credit Facility includes customary representations and warranties and affirmative covenants of the borrowers. In addition, the 2013 Credit Facility contains customary negative covenants, including, among other things, restrictions on the ability of us and our subsidiaries to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, consummate acquisitions, make investments, and pay dividends and other distributions. We must also comply with the following financial covenants:

•	a consolidated leverage ratio of no greater than 2.00 to 1.00;

•	a consolidated fixed coverage charge ratio of no less than 1.75 to 1.00 subject to adjustment to exclude up to $80,000 in specified restricted payments;

•	minimum cash of $25,000 including the unused portion of the revolving credit facility or $35,000 in the event of certain specified corporate actions; and

•
maximum capital expenditures not to exceed $55,000 during any fiscal year, provided that the unused amount of any permitted capital expenditures in any fiscal year may be carried forward to the next following fiscal year; in addition, annual excess cash flow up to $8,000 increases permitted capital expenditures.

As of June 30, 2013, we were in compliance with all covenants, including financial covenants, for the 2013 Credit Facility.
The 2013 Credit Facility contains customary events of default that may permit acceleration of the debt. During the continuance of a payment default, interest will accrue at a default interest rate of 2% above the interest rate which would otherwise be applicable, in the case of loans, and at a rate equal to the rate applicable to base rate loans plus 2%, in the case of all other amounts.
State and Local Sales Taxes
We also have contingent liabilities for state and local sales taxes. As of June 30, 2013, we had a reserve of $2,122. If our ultimate liability exceeds this amount, it could affect our liquidity unfavorably. However, we do not believe it will significantly impair our liquidity.
Capital Expenditures
For the six months ended June 30, 2013, capital expenditures were primarily for the implementation of software solutions and purchase of network equipment as we continue to expand our network. Our capital expenditures for the six months ended June 30, 2013 were $12,000, of which $6,197 was for software acquisition and development. The majority of these expenditures are comprised of investments in information technology and systems infrastructure, including an electronic data warehouse, online customer service, and customer management platforms. For 2013, we believe our capital and software expenditures will be no greater than $30,000.
Common Stock Repurchases
On July 25, 2012, our board of directors approved a plan to buy back up to $50,000 of Vonage common stock through December 31, 2013. The specific timing and amount of repurchases would vary based on available capital resources and other financial and operational performance, market conditions, securities law limitations, and other factors. The repurchases would be made using our cash resources. The repurchase program was subject to suspension or discontinuation at any time without prior notice. For the period from January 1, 2013 to February 12, 2013, we repurchased $5,374, or 2,189 shares of Vonage common stock under the $50,000 repurchase program.
On February 7, 2013, Vonage's Board of Directors discontinued the remainder of our existing $50,000 repurchase program effective at the close of business on February 12, 2013 with $16,682 remaining, and authorized a new program to repurchase up to $100,000 of the Company's outstanding shares by December 31, 2014. The specific timing and amount of repurchases would vary based on available capital resources and other financial and operational performance, market conditions, securities law limitations, and other factors. The repurchases will be made using our cash resources. The repurchase program may be suspended or discontinued at any time without prior notice. For the three months ended June 30, 2013, we repurchased $13,451, or 4,756 shares of Vonage common stock under the $100,000 repurchase program. For the six months ended June 30, 2013, we repurchased $24,458, or 8,795 shares of Vonage common stock under the $100,000 repurchase program.
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
Operating Activities
Cash provided by operating activities decreased to $28,604 for the six months ended June 30, 2013 compared to $40,640 for the six months ended June 30, 2012, primarily due to planned investments in our growth priorities, lower revenues and changes in working capital.
Changes in working capital requirements include changes in accounts receivable, inventory, prepaid and other assets, accounts payable, accrued and other liabilities, and deferred revenue and costs. Cash used for working capital requirements increased by $6,451 during the six months ended June 30, 2013 compared to the prior year period primarily due to timing of payments.
Investing Activities
Cash used in investing activities for the six months ended June 30, 2013 of $10,744 was attributable to capital expenditures of $5,803 and development of software assets of $6,197, offset by a decrease in restricted cash of $1,256 due primarily to the return of part of the security deposit of $1,000 on our leased office property in Holmdel, New Jersey and the release of our letter of credit from our energy purchase plan of $256.
Cash used in investing activities for the six months ended June 30, 2012 of $12,341 was attributable to capital expenditures of $3,692 and development of software assets of $9,647, offset by a decrease in restricted cash of $998 due primarily to the return of part of the security deposit on our leased office property in Holmdel, New Jersey.

Financing Activities
Cash used in financing activities for the six months ended June 30, 2013 of $14,921 was primarily attributable to $11,667 in 2013 Credit Facility principal payments, $1,184 in capital lease payments, $30,066 in common stock repurchases, and $2,009 in 2013 Credit Facility debt related costs, partially offset by $27,500 in net proceeds received from our 2013 Credit Facility, and $7,968 in proceeds received from the exercise of stock options offset by $5,463 in proceeds paid in connection with the stock option cancellation.
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
Customer equipment and shipping revenues, comprising an incidental portion of our revenue, include sales to our retailers, who subsequently resell this customer equipment to customers. Revenues were reduced for payments to retailers and rebates to customers, who purchased their customer equipment through these retailers, to the extent of customer equipment and shipping revenues.
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
The Preservation Plan was set to expire no later than the close of business June 7, 2013, unless extended by our board of directors. On April 4, 2013, after consultation with our advisors, our board of directors determined to extend the Preservation Plan through June 7, 2015, subject to ratification of the extension by stockholders at our 2013 annual meeting of stockholders. On June 6, 2013, at our 2013 annual meeting of stockholders, stockholders ratified the extension of the Preservation Plan through June 7, 2015.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 2(a) and (b) are not applicable.
(c) Common stock repurchases (in thousands, except per share value):

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Program
April 1, 2013 - April 30, 2013	2,018	$2.90	2,018	$83,135
May 1, 2013 - May 31, 2013 (1)	1,358	$2.76	1,358	$79,391
June 1, 2013 - June 31, 2013 (2)	1,380	$2.79	1,380	$75,542
	4,756		4,756

(1) including 90 shares, or $246, of common stock repurchases settled in June 2013; excluding commission of 2.
(2) including 220 shares, or $625, of common stock repurchases settled in July 2013; excluding commission of 4.
On February 7, 2013, Vonage's Board of Directors discontinued the remainder of the $50,000 repurchase program, which was announced on July 25, 2012, effective at the close of business on February 12, 2013, with $16,682 remaining, and authorized a new program to repurchase up to $100,000 of the Company's outstanding shares. The $100,000 repurchase program expires on December 31, 2014 but may be suspended or discontinued at any time without notice. The specific timing and amount of repurchases will vary based on available capital resources and other financial and operational performance, market conditions, securities law limitations, and other factors. The repurchases will be made using our cash resources. In any period, cash used in financing activities related to common stock repurchases may differ from the comparable change in stockholders' equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash.
During the three months ended June 30, 2013, we repurchased 4,756 shares of Vonage Holdings Corp. common stock for $13,452 using cash resources pursuant to the $100,000 repurchase program. The repurchases occurred in the open market and pursuant to a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934. As of June 30, 2013, approximately $75,542 remained of our $100,000 repurchase program.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
Amendment to Credit Facility
On July 26, 2013 we entered into Amendment No. 2 ("Amendment No. 2") to our 2011 Credit Agreement (as so amended, our "2013 Credit Facility"), by and among (i) the Company, (ii) Vonage America Inc., a Delaware corporation (together with the Company, the “Borrowers”), (iii) Novega Venture Partners, Inc., Vonage Applications Inc., Vonage International Inc., Vonage Marketing LLC, Vonage Network LLC, Vonage Worldwide Inc. and DSP LLC, (iv) KeyBank National Association, (v) Silicon Valley Bank, (vi) RBS Citizens, N.A., and (vii) JPMorgan Chase Bank, N.A.
 Amendment No. 2 amends our financial covenant related to our consolidated fixed charge coverage ratio by increasing the amount of restricted payments excluded from such calculation from $50,000 to $80,000, providing increased flexibility in funding restricted payments, including stock repurchases.  Amendment No. 2 also contains additional immaterial clarifications and updates.

Item 6.	Exhibits

10.1	Employment Agreement dated as of April 25, 2013 by and between Vonage Holdings Corp. and David T. Pearson (1)*

10.2
Route Management Services Addendum (the “Addendum”), by and between Vonage America Inc., a wholly-owned subsidiary of Vonage Holdings Corp., and Tata Communications (America) Inc., effective as of July 1, 2013. (1)†

10.3	Vonage Holdings Corp. 2006 Incentive Plan (Amended and Restated through June 6, 2013). (2)*

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101
The following financial statements from Vonage Holdings Corp.’s Quarterly Report on Form 10-Q for the three months ended June 30, 2013, filed with the Securities and Exchange Commission on July 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Stockholders’ Deficit; and (vi) the Notes to Consolidated Financial Statements.

* Management contract or compensatory plan or arrangement.
† Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an order or application for confidential treatment pursuant to the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.
(1) Filed herewith.
(2) Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on June 6, 2013.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VONAGE HOLDINGS CORP.

Dated:	July 31, 2013	By:	/s/ David T. Pearson
David T. Pearson Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

10.1	Employment Agreement dated as of April 25, 2013 by and between Vonage Holdings Corp. and David T. Pearson (1)*

10.2
Route Management Services Addendum (the “Addendum”), by and between Vonage America Inc., a wholly-owned subsidiary of Vonage Holdings Corp., and Tata Communications (America) Inc., effective as of July 1, 2013. (1)†

10.3	Vonage Holdings Corp. 2006 Incentive Plan (Amended and Restated through June 6, 2013). (2)*

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101
The following financial statements from Vonage Holdings Corp.’s Quarterly Report on Form 10-Q for the three months ended June 30, 2013, filed with the Securities and Exchange Commission on July 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Stockholders’ Deficit; and (vi) the Notes to Consolidated Financial Statements.

* Management contract or compensatory plan or arrangement.
† Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an order or application for confidential treatment pursuant to the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.
(1) Filed herewith.
(2) Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on June 6, 2013.