Form 10-Q
period 2013-09-30
VONAGE HOLDINGS CORP
filed 2013-11-06
CIK 1272830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	October 31, 2013
Common Stock, par value $0.001	206,201,622	shares

VONAGE HOLDINGS CORP.

Financial Information Presentation
For the financial information discussed in this Quarterly Report on Form 10-Q, other than per share and per line amounts, dollar amounts are presented in thousands, except where noted.

Part I – Financial Information

Item 1.	Financial Statements
VONAGE HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 30, 2013	December 31, 2012
Assets	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$99,915	$97,110
Accounts receivable, net of allowance of $630 and $753, respectively	21,932	20,416
Inventory, net of allowance of $222 and $268, respectively	11,492	5,470
Deferred customer acquisition costs, current	5,977	5,418
Deferred tax assets, current	15,947	15,947
Prepaid expenses and other current assets	19,374	15,487
Total current assets	174,637	159,848
Property and equipment, net	52,657	60,533
Software, net	20,337	19,560
Deferred customer acquisition costs, non-current	222	347
Debt related costs, net	1,638	772
Restricted cash	4,401	5,656
Intangible assets, net	4,901	6,681
Deferred tax assets, non-current	274,223	290,166
Other assets	1,970	3,826
Total assets	$534,986	$547,389
Liabilities and Stockholders’ Equity
Liabilities
Current liabilities:
Accounts payable	$39,483	$74,028
Accrued expenses	75,669	55,787
Deferred revenue, current portion	35,051	35,803
Current maturities of capital lease obligations	2,779	2,471
Current portion of notes payables	23,333	28,333
Total current liabilities	176,315	196,422
Notes payable, net of current portion	29,167	14,167
Deferred revenue, net of current portion	497	730
Capital lease obligations, net of current maturities	10,972	13,090
Other liabilities, net of current portion in accrued expenses	1,612	1,565
Total liabilities	218,563	225,974
Commitments and Contingencies	—	—
Redeemable noncontrolling interest	233	—
Stockholders’ Equity
Common stock, par value $0.001 per share; 596,950 shares authorized at September 30, 2013 and December 31, 2012; 238,066 and 230,118 shares issued at September 30, 2013 and December 31, 2012, respectively; 207,242 and 215,306 shares outstanding at September 30, 2013 and December 31, 2012, respectively	238	230
Additional paid-in capital	1,104,831	1,088,186
Accumulated deficit	(701,529)	(726,230)
Treasury stock, at cost, 30,824 shares at September 30, 2013 and 14,812 shares at December 31, 2012	(89,120)	(43,343)
Accumulated other comprehensive income	1,770	2,572
Total stockholders’ equity	316,190	321,415
Total liabilities, redeemable noncontrolling interest, and stockholders’ equity	$534,986	$547,389

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenues	$203,984	$207,584	$617,847	$635,403

Operating Expenses:
Direct cost of telephony services (excluding depreciation and amortization of $3,522, $3,722, $10,484 and $11,581, respectively)	52,882	55,245	161,590	175,063
Direct cost of goods sold	9,535	10,444	27,630	29,565
Selling, general and administrative	64,752	59,676	189,143	179,907
Marketing	59,133	51,361	169,132	159,739
Depreciation and amortization	8,459	8,110	24,639	25,272
Loss from abandonment of software assets	—	—	—	25,262
	194,761	184,836	572,134	594,808
Income from operations	9,223	22,748	45,713	40,595
Other Income (Expense):
Interest income	97	30	208	80
Interest expense	(1,509)	(1,402)	(4,698)	(4,719)
Other (expense) income, net	(15)	28	(71)	5
	(1,427)	(1,344)	(4,561)	(4,634)
Income before income tax expense	7,796	21,404	41,152	35,961
Income tax expense	(3,811)	(8,191)	(16,673)	(12,167)
Net income	$3,985	$13,213	$24,479	$23,794
Plus: Net loss attributable to noncontrolling interest	222	—	222	—
Net income attributable to Vonage	$4,207	$13,213	$24,701	$23,794
Net income attributable to Vonage per common share:
Basic	$0.02	$0.06	$0.12	$0.11
Diluted	$0.02	$0.06	$0.11	$0.10
Weighted-average common shares outstanding:
Basic	209,589	225,555	212,124	225,904
Diluted	217,059	233,708	222,321	233,677

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$3,985	$13,213	$24,479	$23,794
Other comprehensive income (loss):
Foreign currency translation adjustment	885	1,047	(802)	902
Total other comprehensive income (loss)	885	1,047	(802)	902
Comprehensive income	4,870	14,260	23,677	24,696
Comprehensive loss attributable to noncontrolling interest:
Add: Net loss	(222)	—	(222)	—
Total comprehensive loss attributable to noncontrolling interest	(222)	—	(222)	—
Comprehensive income attributable to Vonage	$5,092	$14,260	$23,899	$24,696

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$24,479	$23,794
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization and impairment charges	22,859	23,491
Amortization of intangibles	1,780	1,781
Loss from abandonment of software assets	—	25,262
Deferred tax expense	15,751	10,367
Allowance for doubtful accounts	(135)	926
Allowance for obsolete inventory	520	263
Amortization of debt related costs	1,190	980
Share-based expense	13,085	9,601
Changes in operating assets and liabilities:
Accounts receivable	(1,401)	(5,404)
Inventory	(6,575)	34
Prepaid expenses and other current assets	(3,877)	(2,188)
Deferred customer acquisition costs	(437)	(162)
Other assets	1,856	(991)
Accounts payable	(34,516)	(15,610)
Accrued expenses	18,467	(11,173)
Deferred revenue	(939)	(2,250)
Other liabilities	47	76
Net cash provided by operating activities	52,154	58,797
Cash flows from investing activities:
Capital expenditures	(7,008)	(4,557)
Acquisition and development of software assets	(8,750)	(10,184)
Decrease in restricted cash	1,254	1,280
Net cash used in investing activities	(14,504)	(13,461)
Cash flows from financing activities:
Principal payments on capital lease obligations	(1,810)	(1,540)
Principal payments on notes	(17,500)	(21,250)
Proceeds received from issuance of notes payable	27,500	—
Debt related costs	(2,056)	—
Common stock repurchases	(44,370)	(8,431)
Investments from redeemable noncontrolling interests	455	—
Proceeds from exercise of stock options, net of stock cancellation payment	3,568	1,093
Net cash used in financing activities	(34,213)	(30,128)
Effect of exchange rate changes on cash	(632)	637
Net change in cash and cash equivalents	2,805	15,845
Cash and cash equivalents, beginning of period	97,110	58,863
Cash and cash equivalents, end of period	$99,915	$74,708
Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$3,156	$3,611
Income taxes	$1,902	$2,143
Non-cash financing transactions during the periods for:
Common stock repurchases	$1,099	$706
The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND
REDEEMABLE NONCONTROLLING INTEREST
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total	Redeemable non-controlling interest	Net Income
Balance at December 31, 2012	$230	$1,088,186	$(726,230)	$(43,343)	$2,572	$321,415	$—
Stock option exercises	8	9,023				9,031
Stock option cancellation		(5,463)				(5,463)
Share-based expense		13,085				13,085
Share-based award activity				(952)		(952)
Common stock repurchases				(44,825)		(44,825)
Investment by redeemable noncontrolling interest						—	455
Foreign currency translation adjustment					(802)	(802)	—
Net income			24,701			24,701	(222)	$24,479
Balance at September 30, 2013	$238	$1,104,831	$(701,529)	$(89,120)	$1,770	$316,190	$233

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 1.    Basis of Presentation and Significant Accounting Policies
Nature of Operations
Vonage Holdings Corp. (“Vonage”, “Company”, “we”, “our”, “us”) is incorporated as a Delaware corporation. We are a leading provider of low-cost communications services connecting people through cloud-connected devices worldwide. Customers in the United States represented 93% of our subscriber lines for our broadband telephone replacement services at September 30, 2013, with the balance primarily in Canada and the United Kingdom.
Unaudited Interim Financial Information
The accompanying unaudited interim consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations, cash flows, and statement of stockholders’ equity for the periods presented. The results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year.
These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on February 13, 2013.
Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of Vonage and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. We also consolidate a majority-owned entity in Brazil where we have the ability to exercise controlling influence. The ownership interest of the noncontrolling party is presented as redeemable noncontrolling interest.
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
Redeemable Noncontrolling Interest
We consolidate a majority-owned entity where we have the ability to exercise controlling influence. The ownership interest of the noncontrolling party is presented as noncontrolling interest. If we are required to repurchase the noncontrolling interest at fair value, subject to adjustment, under a put option or other contractual redemption requirement, we will report the noncontrolling interest as redeemable in the Consolidated Balance Sheets between liabilities and equity. We adjust the redeemable noncontrolling interest to the redemption values on each balance sheet date with changes recognized as an adjustment to retained earnings, or in the absence of retained earnings, as an adjustment to additional paid-in capital when it becomes probable the noncontrolling interest will become redeemable.
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
Business Combinations
We account for business combinations using the acquisition method of accounting. The acquisition method of accounting requires that the purchase price, including the fair value of contingent consideration, of the acquisition be allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date.
Acquisition related costs, such as banking, legal, accounting and other costs incurred in connection with an acquisition are expensed as incurred in selling, general and administrative expense. We will include the results of all acquisitions in our Consolidated Financial Statements from the date of acquisition.
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

Fair Value of Other Financial Instruments
The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, approximate fair value because of their short maturities. The carrying amounts of our capital leases approximate fair value of these obligations based upon management’s best estimates of interest rates that would be available for similar debt obligations at September 30, 2013 and December 31, 2012. We believe the fair value of our debt at September 30, 2013 was approximately the same as its carrying amount as market conditions, including available interest rates, credit spread relative to our credit rating, and illiquidity, remain relatively unchanged from the issuance date of our debt on February 11, 2013 for a similar debt instrument.
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
The following table sets forth the computation for basic and diluted net income per share for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Numerator
Numerator for basic earnings per share-net income attributable to Vonage	$4,207	$13,213	$24,701	$23,794
Numerator for diluted earnings per share-net income attributable to Vonage	$4,207	$13,213	$24,701	$23,794
Denominator
Basic weighted average common shares outstanding	209,589	225,555	212,124	225,904
Dilutive effect of stock options and restricted stock units	7,470	8,153	10,197	7,773
Diluted weighted average common shares outstanding	217,059	233,708	222,321	233,677
Basic net income per share
Basic net income per share	$0.02	$0.06	$0.12	$0.11
Diluted net income per share
Diluted net income per share	$0.02	$0.06	$0.11	$0.10

For the three and nine months ended September 30, 2013 and 2012, the following were excluded from the calculation of diluted earnings per common share because of their anti-dilutive effects:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Restricted stock units	2,063	2,093	2,029	2,114
Stock options	26,964	32,973	24,270	33,333
	29,027	35,066	26,299	35,447

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
Note 2.    Supplemental Balance Sheet Account Information
Prepaid expenses and other current assets

	September 30, 2013	December 31, 2012
Nontrade receivables	$7,914	$6,599
Services	7,685	6,092
Telecommunications	601	1,503
Insurance	1,155	389
Marketing	1,247	639
Other prepaids	772	265
Prepaid expenses and other current assets	$19,374	$15,487

Property and equipment, net

	September 30, 2013	December 31, 2012
Building (under capital lease)	$25,709	$25,709
Network equipment and computer hardware	72,676	87,145
Leasehold improvements	44,616	43,774
Furniture	761	842
Vehicles	109	97
	143,871	157,567
Less: accumulated depreciation and amortization	(91,214)	(97,034)
Property and equipment, net	$52,657	$60,533

Software, net

	September 30, 2013	December 31, 2012
Purchased	$44,497	$89,538
Licensed	909	909
Internally developed	36,088	36,088
	81,494	126,535
Less: accumulated amortization	(61,157)	(71,428)
abandonment of software assets	—	(35,547)
Software, net	$20,337	$19,560

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Debt related costs, net

	September 30, 2013	December 31, 2012
Senior secured term loan	$4,706	$2,697
Less: accumulated amortization	(3,068)	(1,925)
Debt related costs, net	$1,638	$772

Restricted cash

	September 30, 2013	December 31, 2012
Letter of credit-lease deposits	$4,304	$5,300
Letter of credit-energy curtailment program	—	258
	4,304	5,558
Cash reserves	97	98
Restricted cash	$4,401	$5,656

Intangible assets, net

	September 30, 2013	December 31, 2012
Patents and patent licenses	$18,164	$18,164
Trademark	560	560
	18,724	18,724
Less: accumulated amortization	(13,823)	(12,043)
Intangible assets, net	$4,901	$6,681

Accrued expenses

	September 30, 2013	December 31, 2012
Compensation and related taxes and temporary labor	$17,832	$16,376
Marketing	22,909	10,889
Taxes and fees	15,108	9,747
Litigation and settlements	264	89
Telecommunications	9,940	9,135
Other accruals	4,242	4,412
Customer credits	2,023	2,056
Professional fees	3,000	2,200
Accrued interest	6	5
Inventory	19	572
Credit card fees	326	306
Accrued expenses	$75,669	$55,787

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 3.    Supplemental Income Statement Account Information
Amounts included in revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
USF fees	$17,148	$17,705	$52,378	$58,128
Disconnect fees	$1,002	$1,188	$3,308	$1,760
Initial activation fees	$291	$438	$964	$1,685
Customer equipment fees	$101	$155	$271	$545
Equipment recovery fees	$24	$19	$79	$74
Shipping and handling fees	$248	$409	$938	$972

Amount included in direct cost of telephony services

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
USF costs	$17,148	$17,705	$52,378	$58,128

Amount included in direct cost of goods sold

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Shipping and handling cost	$1,164	$1,788	$4,008	$5,358

Amount included in selling, general and administrative expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Advertising costs	$299	$24	$487	$1,684
Acquisition related costs	$680	$—	$680	$—

Amount included in marketing

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Advertising costs	$38,997	$30,266	$106,963	$100,121

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Depreciation and amortization expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Network equipment and computer hardware	$3,382	$3,658	$10,029	$11,454
Software	2,826	2,281	7,975	7,213
Capital leases	549	550	1,647	1,650
Other leasehold improvements	1,064	993	3,100	2,990
Furniture	32	29	88	103
Vehicles	1	4	9	12
Patents	594	594	1,782	1,782
	8,448	8,109	24,630	25,204
Property and equipment impairments	11	1	9	13
Software impairments	—	—	—	55
Depreciation and amortization expense	$8,459	$8,110	$24,639	$25,272

Amount included in interest expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Debt related costs amortization	$407	$291	$1,190	$980

Amount included in other income (expense), net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net (loss) income resulting from foreign exchange transactions	$(15)	$28	$(77)	$5

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 4.    Long-Term Debt and Revolving Credit Facility
A schedule of long-term debt at September 30, 2013 and December 31, 2012 is as follows:

	September 30, 2013	December 31, 2012
3.125-3.625% Credit Facility - due 2016	$29,167	$—
3.25-3.75% Credit Facility - due 2014	—	14,167

At September 30, 2013, future payments under long-term debt obligations over each of the next five years and thereafter were as follows:

Credit Facility
2013	$5,833
2014	23,333
2015	23,334
Minimum future payments of principal	52,500
Less: current portion	23,333
Long-term portion	$29,167
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
We repurchased the following shares of common stock with cash resources under the $50,000 repurchase program during the three and nine months ended September 30, 2013:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2013	2013
Shares of common stock repurchased	—	2,189
Value of common stock repurchased	$—	$5,374
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
We repurchased the following shares of common stock with cash resources under the $100,000 repurchase program during the three and nine months ended September 30, 2013*:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2013	2013
Shares of common stock repurchased	4,690	13,485
Value of common stock repurchased	$14,680	$39,138
* including 345 shares, or $1,092, of common stock repurchases settled in October 2013; excluding commission of $7.

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

As of September 30, 2013, approximately $60,862 remained of our $100,000 repurchase program. The repurchase program expires on December 31, 2014 but may be suspended or discontinued at any time without notice.
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
On March 8, 2012, a third-party requested the United States Patent and Trademark Office ("USPTO") to reexamine the validity of the asserted '722 Patent. The USPTO granted the request on April 26, 2012, and subsequently issued an initial Office Action rejecting all of the '722 Patent claims. After reconsideration based on statements made by the patentee, the USPTO on September 19, 2012, reversed its initial rejection, and confirmed all claims as patentable over the references cited in the reexamination request. A second request for reexamination of the '722 Patent was filed on September 12, 2012, by Cisco, challenging the validity of the '722 Patent. Cisco's request was granted by the USPTO on November 28, 2012. On March 26, 2013, the USPTO issued an Office Action rejecting all claims of the '722 patent as invalid. Bear Creek responded to the Office Action on May 28, 2013, requesting withdrawal of the USPTO's rejection. Cisco responded to Bear Creek's submission on June 26, 2013. A third request for reexamination of the '722 Patent was filed on September 14, 2012, and the USPTO denied this request on December 6, 2012.
OpinionLab, Inc. On July 18, 2012, OpinionLab, Inc. (“OpinionLab”) filed a lawsuit against IPerceptions, Inc. and IPerceptions US, Inc. (collectively, “IPerceptions”) in the United States District Court for the Northern District of Illinois (Eastern Division) alleging claims of patent infringement, breach of contract, misappropriation of trade secrets, and tortious interference with business expectancy. On August 16, 2012, OpinionLab filed an amended complaint, adding Vonage Marketing LLC and Vonage Holdings Corp. as defendants, and alleging that Vonage's products and services are covered by United States Patent Nos. 6,421,724, 6,606,581, 6,928,392, 7,085,820, 7,370,285, 8,024,668, and 8,041,805. OpinionLab alleged direct, indirect and willful infringement by Vonage. IPerceptions, the supplier to Vonage of the accused product in this lawsuit, has agreed to fully defend and indemnify Vonage in this lawsuit. On September 11, 2012, IPerceptions and Vonage each moved to dismiss OpinionLab's indirect and willful patent infringement claims. The motions were denied on November 8, 2012. Vonage answered the complaint on December 7, 2012. On July 11, 2013, the Court issued an order setting the case schedule. On September 6, 2013, OpinionLab

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

filed a second amended complaint, which was answered by defendants on September 23, 2013. On October 14, 2013, OpinionLab made an unopposed motion to consolidate the case for pre-trial purposes with Case No. 13-CV-1574, OpinionLab, Inc. v Qualtrics Labs, Inc., currently pending in the United States District Court for the Northern District of Illinois. The motion was granted October 17, 2013.
RPost Holdings, Inc. On August 24, 2012, RPost Holdings, Inc., RPost Communications Limited, and RMail Limited (collectively, “RPost”) filed a lawsuit against StrongMail Systems, Inc. (“StrongMail”) in the United States District Court for the Eastern District of Texas (Marshall Division) alleging that StrongMail's products and services, including its electronic mail marketing services, are covered by United States Patent Nos. 8,224,913, 8,209,389, 8,161,104, 7,966,372, and 6,182,219. On January 16, 2013, StrongMail moved the Court to transfer the venue of the lawsuit to the Northern District of California. That motion was denied by the Court on August 19, 2013. On February 11, 2013, RPost filed an amended complaint, adding 27 new defendants, including Vonage America Inc. RPost's amended complaint alleges willful infringement of the RPost patents by Vonage and each of the other new defendants because they are customers of StrongMail. StrongMail has agreed to fully defend and indemnify Vonage in this lawsuit. Vonage answered the complaint on May 7, 2013.
Straight Path IP Group Inc. On November 5, 2013, Straight Path IP Group Inc., a subsidiary of Straight Path Communications Inc., announced that it has filed a patent infringement action against Vonage in the U.S. District Court for the Eastern District of Virginia seeking damages and injunctive relief.  Vonage has not yet been served with the complaint.
Commercial Litigation
Merkin & Smith, et als.  On September 27, 2013, Arthur Merkin and James Smith filed a putative class action lawsuit against Vonage America, Inc. in the Superior Court of the State of California, County of Los Angeles, alleging that Vonage violated California’s Unfair Competition Law by charging its customers fictitious 911 taxes and fees. On October 16, 2013, further pleadings and discovery in the case were stayed pending an initial status conference scheduled for February 7, 2014. On October 30, 2013, Vonage filed a notice removing the case to the United States District Court for the Central District of California. On October 30, 2013 the case was assigned to a United States District Judge and a Magistrate Judge, with the parties directed to the Court’s Alternative Dispute Resolution program.
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
Federal - Net Neutrality
Clear and enforceable net neutrality rules would make it more difficult for broadband Internet service providers to block or discriminate against Vonage service. Also explicitly applying net neutrality rules to wireless broadband Internet service could create greater opportunities for VoIP applications that run on wireless broadband Internet service. In October 2009, the FCC proposed the adoption of enforceable net neutrality rules for both wired and wireless broadband Internet service providers. The proposed rules would prohibit wired and wireless broadband Internet service providers from blocking or hindering lawful content,

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

applications, or services and from unreasonably discriminating when transmitting lawful network traffic. In addition, broadband Internet service providers would have to publicly disclose certain information about their network management practices. In December 2010, the FCC adopted enforceable net neutrality rules based on its October 2009 proposal. All of the proposed rules in the October 2009 proposal applied to wired broadband Internet providers. The FCC applied some but not all of the proposed rules to wireless broadband service. Wireless broadband Internet services providers are prohibited from blocking or hindering voice or video applications that compete with the broadband Internet service provider's voice or video services. Wireless providers are also subject to transparency requirements, but they are not subject to the prohibition on unreasonable discrimination that applies to wired broadband Internet services providers. Final rules were filed in the Federal Register in September 2011. Shortly thereafter, a number of parties filed appeals of the rules in various federal circuit courts; some alleging that the FCC lacks authority to apply net neutrality rules to broadband service providers and some alleging that the rules did not go far enough. The D.C. Circuit Court of Appeals was selected by lottery to decide the appeals and the appeals alleging that the rules did not go far enough were dropped. The appeals alleging that the FCC lacks authority to apply the rules are pending. The D.C. Circuit Court of Appeals heard oral arguments on the appeal on September 9, 2013.
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
Federal - Rural Call Completion Issues
On February 7, 2013, the FCC released a Notice of Proposed Rulemaking on rural call completion issues. The Notice of Proposed Rulemaking (NPRM) proposed new detailed reporting requirements to gauge rural call completion performance. Rural carriers have argued that VoIP provider call completion performance to rural areas is generally poor. On October 28, 2013, the FCC adopted an order on rural call completion that imposes new reporting obligations and restricts certain call signaling practices. We could be subject to an FCC enforcement action in the future in the event the FCC took the position that our rural call completion performance is inadequate or we were not compliant with the FCC’s order.
Federal - Numbering Rights
On April 18, 2013, the FCC issued a Notice of Proposed Rulemaking (NPRM) that proposes to modify FCC rules to allow VoIP providers to directly access telephone numbers. In addition, the FCC granted a waiver from its existing rules to allow Vonage to conduct a trial of direct access to telephone numbers. The trial will allow the FCC to obtain real-world data on direct access to telephone numbers by VoIP providers to inform consideration of the NPRM. Direct access to telephone numbers would facilitate IP to IP interconnection, which may allow VoIP providers to provide higher quality, lower cost services, promote the deployment of innovative new voice services, and experience reductions in the cost of telephony services. Vonage is currently conducting a trial of direct access to telephone numbers in certain markets and has been filing the required reports on the trial with the FCC.
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
Stand-by Letters of Credit
We had stand-by letters of credit totaling $4,304 and $5,558, as of September 30, 2013 and December 31, 2012, respectively.
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
Vendor Commitments
We have committed to lease a data center from a vendor. We have committed to pay this vendor approximately $300 in 2013 and $800 in 2014.
We have committed to purchase telecom related services from a vendor. We have committed to pay this vendor approximately $600 in 2013, $2,600 in 2014, $2,300 in 2015, and $1,800 in 2016 respectively. We may terminate the contract sooner subject to a minimum payment of $2,300 .
State and Municipal Taxes
In accordance with generally accepted accounting principles, we make a provision for a liability for taxes when it is both probable that a liability has been incurred and the amount of the liability or range of liability can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

counsel, and other information and events pertaining to a particular case. For a period of time, we did not collect or remit state or municipal taxes (such as sales, excise, utility, use, and ad valorem taxes), fees or surcharges (“Taxes”) on the charges to our customers for our services, except that we historically complied with the New Jersey sales tax. We have received inquiries or demands from a number of state and municipal taxing and 911 agencies seeking payment of Taxes that are applied to or collected from customers of providers of traditional public switched telephone network services. Although we have consistently maintained that these Taxes do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations, we are now collecting and remitting sales taxes in certain of those states including a number of states that have changed their statutes to expressly include VoIP. In addition, many states address how VoIP providers should contribute to support public safety agencies, and in those states we remit fees to the appropriate state agencies. We could also be contacted by state or municipal taxing and 911 agencies regarding Taxes that do explicitly apply to VoIP and these agencies could seek retroactive payment of Taxes. As such, we have a reserve of $1,595 as of September 30, 2013 as our best estimate of the potential tax exposure for any retroactive assessment. We believe the maximum estimated exposure for retroactive assessments is approximately $4,500 as of September 30, 2013.
Note 7.    Redeemable Noncontrolling Interest
In the third quarter of 2013, we formed a consolidated foreign subsidiary in Brazil in connection with our previously announced joint venture in Brazil, creating a redeemable noncontrolling interest. The redeemable noncontrolling interest consists of the 30.0% interest in this subsidiary held by our joint venture partner.
Pursuant to the stockholder agreement governing the joint venture, we have the right to purchase this noncontrolling interest (“call right”) from the joint venture partner and our joint venture partner has the right to sell the noncontrolling interest (“put right”) to us subject to certain triggering events. The amounts at which the call right can be exercised are based on appraised value as prescribed by the stockholder agreement, subject to certain adjustments ranging from 50% to 150%, multiplied by the noncontrolling interest holder’s percentage ownership of the subsidiary that is subject to the triggering event. The amounts at which the put right can be exercised are based on appraised value as prescribed by the stockholder agreement, subject to certain adjustments ranging from 50% to 120%, multiplied by the noncontrolling interest holder’s percentage ownership of the subsidiary that is subject to the triggering event. We adjust the redeemable noncontrolling interest to the redemption values at the end of each reporting period should it become probable that the noncontrolling interest will be redeemable. At that time the changes in the noncontrolling interest will be recognized as an adjustment to retained earnings, or in the absence of retained earnings, as an adjustment to additional paid-in capital.
Note 8.    Subsequent Events
On October 9, 2013, we entered into a definitive agreement to acquire Vocalocity, Inc. ("Vocalocity"), a hosted VoIP provider to small and medium businesses. Subject to customary closing conditions, we will acquire Vocalocity for $130,000, including approximately 8,019 shares of Vonage common stock priced on the day of announcement (which shares have an aggregate value of approximately $25,000) and cash consideration of $105,000, subject to adjustments including for closing cash and working capital of Vocalocity, reductions for indebtedness and transaction expenses of Vocalocity that remain unpaid as of closing, and deposits into the escrow funds, pursuant to the definitive agreement. We expect to finance the transaction through $30,000 of cash and $75,000 from our credit facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our consolidated financial statements and the related notes included elsewhere in this Form 10-Q and our audited financial statements included in our Annual Report on Form 10-K. This discussion contains forward-looking statements. These forward-looking statements are based on information available at the time the statements are made and/or management’s belief as of that time with respect to future events and involve risks and uncertainties that could cause actual results and outcomes to be materially different. Important factors that could cause such differences include but are not limited to: the competition we face; our ability to adapt to rapid changes in the market for voice and messaging services; our ability to retain customers and attract new customers; our ability to establish and expand strategic alliances; governmental regulation and related actions and taxes in our international operations; increased market and competitive risks, including currency restrictions, in our international operations; risks related to the acquisition or integration of businesses or joint ventures including the risks related to the integration of Vocalocity; our ability to obtain or maintain relevant intellectual property licenses; intellectual property and other litigation that have been and may be brought against us; failure to protect our trademarks and internally developed software; security breaches and other compromises of information security; our dependence on third party facilities, equipment, systems and services; system disruptions or flaws in our technology and systems; uncertainties relating to regulation of VoIP services; liability under anti-corruption laws; results of regulatory inquiries into our business practices; fraudulent use of our name or services; our ability to maintain data security; our dependence upon key personnel; our dependence on our customers' existing broadband connections; differences between our service and traditional phone services, including our 911 service; restrictions in our debt agreements that may limit our operating flexibility; our ability to obtain additional financing if required; any reinstatement of holdbacks by our vendors; our history of net losses and ability to achieve consistent profitability in the future; the Company's available capital resources and other financial and operational performance which may cause the Company not to make common stock repurchases as currently anticipated or to commence or suspend such repurchases from time to time without prior notice; and other factors that are set forth in the “Risk Factors” in our Annual Report on Form 10-K, in our Quarterly Reports on Form 10-Q and in our Current Reports on Form 8-K. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, and therefore, you should not rely on these forward-looking statements as representing our views as of any date subsequent to the date this Form 10-Q is filed with the Securities and Exchange Commission.
Financial Information Presentation
For the financial information discussed in this Quarterly Report on Form 10-Q, other than per share and per line amounts, dollar amounts are presented in thousands, except where noted. All trademarks are the property of their owners.
Recent Developments
On October 9, 2013, we entered into a definitive agreement to acquire Vocalocity, Inc. ("Vocalocity"), a hosted VoIP provider to small and medium businesses. Subject to customary closing conditions, we will acquire Vocalocity for $130,000, including approximately 8,019 shares of Vonage common stock priced on the day of announcement (which shares have an aggregate value of approximately $25,000) and cash consideration of $105,000, subject to adjustments including for closing cash and working capital of Vocalocity, reductions for indebtedness and transaction expenses of Vocalocity that remain unpaid as of closing, and deposits into the escrow funds, pursuant to the definitive agreement. We expect to finance the transaction through $30,000 of cash and $75,000 from our credit facility.
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

Our focus on operations during this period has resulted in a significantly improved cost structure. We have implemented operational efficiencies throughout our business and have reduced domestic and international termination costs per minute, and customer care costs. Importantly, we have enabled structural cost reductions while significantly improving network call quality and customer service performance. Improvements in the overall customer experience have contributed to lower churn, which has remained in the mid 2% range for six consecutive quarters.
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
We had approximately 2.4 million subscriber lines for broadband telephone replacement services as of September 30, 2013. We bill customers in the United States, Canada, and the United Kingdom. Customers in the United States represented 93% of our subscriber lines at September 30, 2013.

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
Regulation. Our business has developed in a relatively lightly regulated environment. The United States and other countries, however, are examining how VoIP services should be regulated. The November 2010 order by the FCC in response to a request by Kansas and Nebraska that permits states to impose state universal service fund obligations on VoIP service, discussed in Note 6 to our financial statements, is an example of efforts by regulators to determine how VoIP service fits into the telecommunications regulatory landscape. In addition to regulatory matters that directly address VoIP, a number of other regulatory initiatives could impact our business. One such regulatory initiative is net neutrality. In December 2010, the FCC adopted a revised set of net neutrality rules for broadband Internet service providers. These rules make it more difficult for broadband Internet service providers to block or discriminate against Vonage service. Several broadband Internet service providers have filed appeals of the FCC's new rules at the D.C. Circuit Court of Appeals alleging that the FCC lacks authority to apply its rules to broadband Internet service providers. The appeal is pending. In addition, on October 27, 2011, the FCC adopted an order reforming universal service and intercarrier compensation. The FCC order provides that VoIP originated calls will be subject to interstate access charges for long distance calls and reciprocal compensation for local calls that terminate to the public switched telephone network (“PSTN”). The termination charges for all traffic, including VoIP originated traffic, will transition over several years to a bill and keep arrangement (i.e., no termination charges). We believe that the order will positively impact our costs over time. Numerous parties filed appeals of the FCC order that are pending. On April 18, 2013, the FCC issued a Notice of Proposed Rulemaking (NPRM) that proposes to modify FCC rules to allow VoIP providers to directly access telephone numbers. In addition, the FCC granted a waiver from its existing rules to allow Vonage to conduct a trial of direct access to telephone numbers. The trial will allow the FCC to obtain real-world data on direct access to telephone numbers by VoIP providers to inform consideration of the NPRM. Direct access to telephone numbers would facilitate IP to IP interconnection, which may allow VoIP providers to provide higher quality, lower cost services, promote the deployment of innovative new voice services, and experience reductions in the cost of telephony services. Vonage is currently conducting a trial of direct access to telephone numbers in certain markets and has been filing the required reports on the trial with the FCC.
The table below includes key operating data that our management uses to measure the growth and operating performance of our business:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Gross subscriber line additions	174,670	171,628	478,085	500,431
Change in net subscriber lines	10,738	9,440	879	(9,363)
Subscriber lines (at period end)	2,360,695	2,365,524	2,360,695	2,365,524
Average monthly customer churn	2.6%	2.5%	2.5%	2.6%
Average monthly operating revenues per line	$28.87	$29.31	$29.09	$29.79
Average monthly direct cost of telephony services per line	$7.48	$7.80	$7.61	$8.21
Marketing costs per gross subscriber line addition	$339	$299	$354	$319
Employees (excluding temporary help) (at period end)	933	971	933	971
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
Subscriber lines. Our subscriber lines include, as of a particular date, all paid subscriber lines from which a customer can make an outbound telephone call on that date. Our subscriber lines include fax lines including fax lines bundled with subscriber lines in our small office home office calling plans and soft phones but do not include our virtual phone numbers or toll free numbers, which only allow inbound telephone calls to customers. Subscriber lines decreased slightly from 2,365,524 as of September 30, 2012 to 2,360,695 as of September 30, 2013. For the three months ended September 30, 2013, we added 174,670 subscriber lines.
Average monthly customer churn. Average monthly customer churn for a particular period is calculated by dividing the number of customers that terminated during that period by the simple average number of customers during the period, and dividing the result by the number of months in the period. The simple average number of customers during the period is the number of customers on the first day of the period, plus the number of customers on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first 30 days after activation. Our average monthly customer churn was 2.6% for the three months ended September 30, 2013 compared to 2.5% for the three months ended September 30, 2012 and from 2.4% for the three months ended June 30, 2013. The increase from September 30, 2012 was due primarily to customers rolling off of their service agreements. The increase from June 30, 2013 was due to implementation of targeted pricing actions, early life churn associated with higher gross line additions, and a seasonal increase in the non-pay component of churn in the third quarter. Our average monthly customer churn was 2.5% for the nine months ended September 30, 2013 compared to 2.6% for the nine months ended September 30, 2012. This decrease is the result of sustained improvements in the customer experience and more effective retention processes. We monitor churn on a daily basis and use it as an indicator of the level of customer satisfaction. Other companies may calculate churn differently, and their churn data may not be directly comparable to ours. Customers who have been with us for a year or more tend to have a lower churn rate than customers who have not. In addition, our customers who are international callers generally churn at a lower rate than customers who are domestic callers. Our churn will fluctuate over time due to economic conditions, competitive pressures, marketplace perception of our services, and our ability to provide high quality customer care and network quality and add future innovative products and services.
Average monthly revenues per line. Average monthly revenues per line for a particular period is calculated by dividing our revenues for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. The simple average number of subscriber lines for the period is the number of subscriber lines on the first day of the period, plus the number of subscriber lines on the last day of the period, divided by two. Our average monthly revenues per line decreased slightly to $28.87 for the three months ended September 30, 2013 compared to $29.31 for the three months ended September 30, 2012 due primarily to rate plan mix and lower USF fees. The continued expansion of lower priced plan offerings including BasicTalk to meet customer segment needs may cause downward pressure on average monthly revenues per line, offset by any selected pricing actions.
Average monthly direct cost of telephony services per line. Average monthly direct cost of telephony services per line for a particular period is calculated by dividing our direct cost of telephony services for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. We use the average monthly direct cost of telephony services per line to evaluate how effective we are at managing our costs of providing service. Our average monthly direct cost of telephony services per line decreased to $7.48 for the three months ended September 30, 2013 compared to $7.80 for the three months ended September 30, 2012, due primarily to the decrease in termination costs due to a lower customer base and more favorable rates negotiated with our service providers, the decrease in our network costs and in our E-911 costs, and the decrease in regulatory fees.
Marketing cost per gross subscriber line addition. Marketing cost per gross subscriber line addition is calculated by dividing our marketing expense for a particular period by the number of gross subscriber line additions during the period. Marketing expense does not include the cost of certain customer acquisition activities, such as rebates and promotions, which are accounted for as an offset to revenues, or customer equipment subsidies, which are accounted for as direct cost of goods sold. As a result, it does not represent the full cost to us of obtaining a new customer. Our marketing cost per gross subscriber line addition was higher at $339 for the three months ended September 30, 2013 compared to $299 for the three months ended September 30, 2012 as a result of our investment in BasicTalk including a portion of costs that were fixed and not variable with subscriber line additions.
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
Direct cost of telephony services. Direct cost of telephony services primarily consists of fees that we pay to third parties on an ongoing basis in order to provide our services. These fees include:

•
Access charges that we pay to other telephone companies to terminate domestic and international calls on the public switched telephone network. These costs represented approximately 53% and 51% of our total direct cost of telephony services for the three months ended September 30, 2013 and 2012, respectively, with a portion of these payments ultimately being made to incumbent telephone companies. When a Vonage subscriber calls another Vonage subscriber, we do not pay an access charge.

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

•	Rent and related expenses.

•	Professional fees for legal, accounting, tax, public relations, lobbying, and development activities.

•	Acquisition related costs.

•	Litigation settlements.
Marketing expense. Marketing expense includes:

•	Advertising costs, which comprise a majority of our marketing expense and include online, television, direct mail, alternative media, promotions, sponsorships, and inbound and outbound telemarketing.

•	Creative and production costs.

•	The costs to serve and track our online advertising.

•	Certain amounts we pay to retailers for activation commissions.

•	The cost associated with our customer referral program.
Depreciation and amortization expenses. Depreciation and amortization expenses include:

•	Depreciation of our network equipment, furniture and fixtures, and employee computer equipment.

•	Amortization of leasehold improvements and purchased and developed software.

•	Amortization of intangible assets (patents and trademarks).

•	Loss on disposal or impairment of property and equipment.
Loss from abandonment of software assets. Loss from abandonment of software assets include:

•	Impairment of investment in software assets.
Other Income (Expense)
Other Income (Expense) includes:

•	Interest income on cash and cash equivalents.

•	Interest expense on notes payable, patent litigation judgments and settlements and capital leases.

•	Amortization of debt related costs.

•	Realized and unrealized gains (losses) on foreign currency.

Results of Operations
The following table sets forth, as a percentage of consolidated operating revenues, our consolidated statement of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenues	100%	100%	100%	100%

Operating Expenses:
Direct cost of telephony services (excluding depreciation and amortization)	26	26	26	28
Direct cost of goods sold	4	5	4	5
Selling, general and administrative	32	29	31	28
Marketing	29	25	27	25
Depreciation and amortization	4	4	4	4
Loss from abandonment of software assets	—	—	—	4
	95	89	92	94
Income from operations	5	11	8	6
Other Income (Expense):
Interest income	—	—	—	—
Interest expense	(1)	(1)	(1)	(1)
Other income (expense), net	—	—	—	—
	(1)	(1)	(1)	(1)
Income before income tax expense	4	10	7	5
Income tax expense	(2)	(4)	(3)	(2)
Net income	2%	6%	4%	3%
Plus: Net loss attributable to noncontrolling interest	—%	—%	—%	—%
Net income attributable to Vonage	2%	6%	4%	3%

Summary of Results for the Three and Nine Months Ended September 30, 2013 and September 30, 2012
Revenues, Direct Cost of Telephony Services and Direct Cost of Good Sold

(in thousands, except percentages)	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2013	2012	Dollar Change	Percent Change	2013	2012	Dollar Change	Percent Change
Revenues	$203,984	$207,584	$(3,600)	(2)%	$617,847	$635,403	$(17,556)	(3)%
Direct cost of telephony services(1)	52,882	55,245	(2,363)	(4)%	161,590	175,063	(13,473)	(8)%
Direct cost of goods sold	9,535	10,444	(909)	(9)%	27,630	29,565	(1,935)	(7)%
	141,567	141,895	(328)	—%	428,627	430,775	(2,148)	—%

(1)	Excludes depreciation and amortization of $3,522, $3,722, $10,484, and $11,581, respectively.

Revenues. For the three months ended September 30, 2013, revenues decreased by $3,600, or 2%, compared to the three months ended September 30, 2012. This was primarily driven by a decrease of $5,424 in monthly subscription fees resulting from a decreased number of subscription lines, which reduced from 2,365,524 at September 30, 2012 to 2,360,695 at September 30, 2013, lower customer acquisitions on premium plans and retention activities. There was a decrease in activation fees of $236 and an increase in credits issued to subscribers of $827, and a decrease in fees that we charged for disconnecting our service of $186. These revenue decreases were offset by an increase in our regulatory fee revenue of $3,769, which includes a decrease of $557 in USF fees offset by an increase in regulatory recovery fees and E-911 fees of $4,326.
For the nine months ended September 30, 2013, revenues decreased by $17,556, or 3%, compared to the nine months ended September 30, 2012. This was primarily driven by a decrease of $19,967 in monthly subscription fees resulting from a decreased number of subscription lines, which reduced from 2,365,524 at September 30, 2012 to 2,360,695 at September 30, 2013, lower customer acquisitions on premium plans and retention activities. There was also a decrease in activation fees of $961 and a decrease in other revenue of $907 due to lower rates from our revenue sharing partners. There was an increase in credits issued to subscribers of $3,056 and a decrease in additional features revenue of $842. These decreases were offset by an increase in fees that we charged for disconnecting our service of $1,549 due to reinstatement of contracts for new customers beginning in February 2012, and an increase in our regulatory fee revenue of $7,208, which includes a decrease of $5,750 in USF fees offset by an increase in regulatory recovery fees and E-911 fees of $12,958.
Direct cost of telephony services. For the three months ended September 30, 2013 compared to the three months ended September 30, 2012, the decrease in direct cost of telephony services of $2,363, or 4%, was primarily driven by a decrease in domestic termination costs of $683 due to improved termination rates, which are costs that we pay other phone companies for terminating phone calls, and fewer minutes of use and a decrease in our network costs of $1,578, which includes costs for co-locating in other carriers’ facilities, leasing phone numbers, routing calls on the Internet, E-911 costs, and transferring calls to and from the Internet to the public switched telephone network. There was also a decrease of USF and related fees imposed by government agencies of $557. These decreases were offset by an increase in international usage of $522 due to higher minutes of usage.
For the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, the decrease in direct cost of telephony services of $13,473, or 8%, was primarily driven by a decrease in domestic termination costs of $1,440 due to improved termination rates, which are costs that we pay other phone companies for terminating phone calls, and fewer minutes of use and a decrease in our network costs of $4,465, which includes costs for co-locating in other carriers’ facilities, leasing phone numbers, routing calls on the Internet, E-911 costs, and transferring calls to and from the Internet to the public switched telephone network. There was also a decrease in other costs of $515, a decrease in international usage of $1,304 driven by improved termination rates, and a decrease of USF and related fees imposed by government agencies of $5,750.
Direct cost of goods sold. For the three months ended September 30, 2013 compared to the three months ended September 30, 2012, the decrease in direct cost of goods sold of $909, or 9%, was primarily due to a decrease in waived activation fees for new customers of $1,572 due to lower direct customer adds and a decrease in shipping costs of $505, offset by an increase in customer equipment costs of $1,254 from additional customers from our retail expansion.
For the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, the decrease in direct cost of goods sold of $1,935, or 7%, was primarily due to a decrease in waived activation fees for new customers of $4,193 due to lower direct customer adds, a decrease in shipping costs of $1,108, and a decrease in amortization costs on deferred customer equipment of $513. These decreases were offset by an increase in customer equipment costs of $3,882 from additional customers from our retail expansion.
Selling, General and Administrative

(in thousands, except percentages)	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2013	2012	Dollar Change	Percent Change	2013	2012	Dollar Change	Percent Change
Selling, general and administrative	$64,752	$59,676	$5,076	9%	$189,143	$179,907	$9,236	5%

Selling, general and administrative. For the three months ended September 30, 2013 compared to the three months ended September 30, 2012, selling expense increased by $4,611 including $1,039 due to the expansion of the number of community sales teams and $3,294 due to an increase in the number of retail stores with assisted selling and the nationwide BasicTalk launch. For the three months ended September 30, 2013 compared to the three months ended September 30, 2012, general and administrative expense increased by $465 due mainly to higher share based cost of $1,210 and an increase in compensation and employee related expense of $1,267. There was also an increase in acquisition related costs of $680 in connection with the acquisition of Vocalocity, primarily related to professional fees. These increases were offset by lower customer care costs of $1,707 and a decrease in facility expense of $865.
For the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, selling expense increased by $8,908 including $3,043 due to the expansion of the number of community sales teams and $7,423 due to an increase in the number of retail stores with assisted selling and the nationwide BasicTalk launch, offset by a decrease of $1,619 related to product awareness advertising of our mobile offering launched in February 2012. For the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, general and administrative expense increased by $328 due mainly to higher share based cost of $3,484, an increase in compensation and employee related expense of $5,554, and an increase in professional fees of $1,602. There was also an increase in taxes of $857 and an increase in acquisition related costs of $680 related to the acquisition of Vocalocity, primarily related to professional fees. These increases were offset by a resolution of an insurance claim for prior period legal fees and settlement expenses of $2,300, lower customer care costs of $6,150, and a decrease in telecommunications expenses of $983. There was also a decrease in facility expense of $1,412 and a decrease in other expense of $1,085.

Marketing

(in thousands, except percentages)	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2013	2012	Dollar Change	Percent Change	2013	2012	Dollar Change	Percent Change
Marketing	$59,133	$51,361	$7,772	15%	$169,132	$159,739	$9,393	6%

Marketing. For the three months ended September 30, 2013 compared to the three months ended September 30, 2012, marketing expense increased by $7,772, or 15%, as a result of our investment in BasicTalk, including a portion of costs that were fixed and not variable with subscriber line additions.
For the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, marketing expense increased by $9,393, or 6%, as a result of our investment for the nationwide launch of BasicTalk including a portion of costs that were fixed and not variable with subscriber line additions.
Depreciation and Amortization

(in thousands, except percentages)	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2013	2012	Dollar Change	Percent Change	2013	2012	Dollar Change	Percent Change
Depreciation and amortization	$8,459	$8,110	$349	4%	$24,639	$25,272	$(633)	(3)%

Depreciation and amortization. The increase in depreciation and amortization of $349, or 4%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012, was primarily due to an increase in software amortization of $545, offset by lower depreciation of network equipment, computer hardware, and furniture of $206.
The decrease in depreciation and amortization of $633, or 3%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, was primarily due to lower depreciation of network equipment, computer hardware, and furniture of $1,332, offset by an increase in software amortization of $762.
Loss from abandonment of software assets

(in thousands, except percentages)	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2013	2012	Dollar Change	Percent Change	2013	2012	Dollar Change	Percent Change
Loss from abandonment of software assets	$—	$—	$—	—%	$—	$25,262	$(25,262)	(100)%

Loss from abandonment of software assets. The loss from abandonment of software assets of $25,262 for the nine months ended September 30, 2012 was due to the write-off of our investment in the Amdocs billing and ordering system that experienced development issues, net of settlement amounts to the Company, during the second quarter of 2012.

Other Income (Expense)

(in thousands, except percentages)	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2013	2012	Dollar Change	Percent Change	2013	2012	Dollar Change	Percent Change
Interest income	$97	$30	$67	223%	$208	$80	$128	160%
Interest expense	(1,509)	(1,402)	(107)	(8)%	(4,698)	(4,719)	21	—%
Other income (expense), net	(15)	28	(43)	(154)%	(71)	5	(76)	—%
	$(1,427)	$(1,344)	$(83)		$(4,561)	$(4,634)	$73
Interest expense. For the three months ended September 30, 2013 compared to the three months ended September 30, 2012, the increase in interest expense of $107, or 8%, was due mainly to a higher principal balance on our credit facility entered into in connection with our refinancing in February 2013 than the remaining principal balance on our credit facility entered into in connection with our refinancing in July 2011.
For the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, the decrease in interest expense of $21, or 0%, was due to a decrease of $226 due to the payoff of a settlement agreement in August 2012 and a decrease of $208 in capital lease interest, offset by an increase of $137 on our credit facility entered into in connection with our refinancing in February 2013 and an increase in interest expense related tax audits of $274.
Provision for Income Taxes

(in thousands, except percentages)	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2013	2012	Dollar Change	Percent Change	2013	2012	Dollar Change	Percent Change
Income tax expense	$(3,811)	$(8,191)	$4,380	53%	$(16,673)	$(12,167)	$(4,506)	(37)%
Effective tax rate	48.9%	38.3%			40.5%	33.8%
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
Net Income

(in thousands, except percentages)	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2013	2012	Dollar Change	Percent Change	2013	2012	Dollar Change	Percent Change
Net income	$3,985	$13,213	$(9,228)	(70)%	$24,479	$23,794	$685	3%

Net income. Based on the explanations described above, our net income of $3,985 for the three months ended September 30, 2013 decreased by $9,228, or 70%, from net income of $13,213 for the three months ended September 30, 2012.

Based on the explanations described above, our net income of $24,479 for the nine months ended September 30, 2013 increased by $685, or 3%, from net income of $23,794 for the nine months ended September 30, 2012.
Net Loss Attributable to Noncontrolling Interest

(in thousands, except percentages)	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2013	2012	Dollar Change	Percent Change	2013	2012	Dollar Change	Percent Change
Net loss attributable to noncontrolling interest	$222	$—	$222	—%	$222	$—	$222	—%

Net loss attributable to noncontrolling interest. The net loss attributable to noncontrolling interest of $222 for the three and nine months ended September 30, 2013 represented 30% of the net loss of a consolidated subsidiary in Brazil.
Net Income Attributable to Vonage

(in thousands, except percentages)	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2013	2012	Dollar Change	Percent Change	2013	2012	Dollar Change	Percent Change
Net income attributable to Vonage	$4,207	$13,213	$(9,006)	(68)%	$24,701	$23,794	$907	4%

Net income attributable to Vonage. Based on the explanations described above, our net income attributable to Vonage of $4,207 for the three months ended September 30, 2013 decreased by $9,006, or 68%, from net income attributable of Vonage of $13,213 for the three months ended September 30, 2012.

Based on the explanations described above, our net income attributable to Vonage of $24,701 for the nine months ended September 30, 2013 increased by $907, or 4%, from net income attributable of Vonage of $23,794 for the nine months ended September 30, 2012.
Liquidity and Capital Resources
Overview
The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2013	2012
	(in thousands)
Net cash provided by operating activities	$52,154	$58,797
Net cash used in investing activities	(14,504)	(13,461)
Net cash used in financing activities	(34,213)	(30,128)

For the nine months ended September 30, 2013, we generated income from operations. We expect to continue to balance efforts to grow our customer base while consistently achieving operating profitability. To grow our customer base, we continue to make investments in marketing, application development as we seek to launch new services, network quality and expansion, and customer care. Although we believe we will achieve consistent profitability in the future, we ultimately may not be successful and we may not achieve consistent profitability. We believe that cash flow from operations and cash on hand will fund our operations for at least the next twelve months.

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

As of September 30, 2013, we were in compliance with all covenants, including financial covenants, for the 2013 Credit Facility.
The 2013 Credit Facility contains customary events of default that may permit acceleration of the debt. During the continuance of a payment default, interest will accrue at a default interest rate of 2% above the interest rate which would otherwise be applicable, in the case of loans, and at a rate equal to the rate applicable to base rate loans plus 2%, in the case of all other amounts.
State and Local Sales Taxes
We also have contingent liabilities for state and local sales taxes. As of September 30, 2013, we had a reserve of $1,595. If our ultimate liability exceeds this amount, it could affect our liquidity unfavorably. However, we do not believe it will significantly impair our liquidity.
Capital Expenditures
For the nine months ended September 30, 2013, capital expenditures were primarily for the implementation of software solutions and purchase of network equipment as we continue to expand our network. Our capital expenditures for the nine months ended September 30, 2013 were $15,758, of which $8,750 was for software acquisition and development. The majority of these expenditures are comprised of investments in information technology and systems infrastructure, including an electronic data warehouse, online customer service, and customer management platforms. For 2013, we believe our capital and software expenditures will be no greater than $30,000.
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
On February 7, 2013, Vonage's Board of Directors discontinued the remainder of our existing $50,000 repurchase program effective at the close of business on February 12, 2013 with $16,682 remaining, and authorized a new program to repurchase up to $100,000 of the Company's outstanding shares by December 31, 2014. The specific timing and amount of repurchases would vary based on available capital resources and other financial and operational performance, market conditions, securities law limitations, and other factors. The repurchases will be made using our cash resources. The repurchase program may be suspended or discontinued at any time without prior notice. For the three months ended September 30, 2013, we repurchased $14,680, or 4,690 shares of Vonage common stock under the $100,000 repurchase program. For the nine months ended September 30, 2013, we repurchased $39,138, or 13,485 shares of Vonage common stock under the $100,000 repurchase program.
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
Operating Activities
Cash provided by operating activities decreased to $52,154 for the nine months ended September 30, 2013 compared to $58,797 for the nine months ended September 30, 2012, primarily due to planned investments in our growth priorities and lower revenues, partially offset by changes in working capital.
Changes in working capital requirements include changes in accounts receivable, inventory, prepaid and other assets, accounts payable, accrued and other liabilities, and deferred revenue and costs. Cash used for working capital requirements decreased by $10,293 during the nine months ended September 30, 2013 compared to the prior year period primarily due to timing of payments.
Investing Activities
Cash used in investing activities for the nine months ended September 30, 2013 of $14,504 was attributable to capital expenditures of $7,008 and development of software assets of $8,750, offset by a decrease in restricted cash of $1,254 due primarily to the return of part of the security deposit of $1,000 on our leased office property in Holmdel, New Jersey and the release of our letter of credit from our energy purchase plan of $254.
Cash used in investing activities for the nine months ended September 30, 2012 of $13,461 was attributable to capital expenditures of $4,557 and development of software assets of $10,184 , offset by a decrease in restricted cash of $1,280 due primarily to the return of part of the security deposit on our leased office property in Holmdel, New Jersey.

Financing Activities
Cash used in financing activities for the nine months ended September 30, 2013 of $34,213 was primarily attributable to $17,500 in 2013 Credit Facility principal payments, $1,810 in capital lease payments, $44,370 in common stock repurchases, and $2,056 in 2013 Credit Facility debt related costs, partially offset by $27,500 in net proceeds received from our 2013 Credit Facility, $455 in proceeds from redeemable noncontrolling interest, and $9,031 in proceeds received from the exercise of stock options offset by $5,463 in proceeds paid in connection with the stock option cancellation.
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
Business Combinations
We account for business combinations using the acquisition method of accounting. The acquisition method of accounting requires that the purchase price, including the fair value of contingent consideration, of the acquisition be allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date.
Acquisition related costs, such as banking, legal, accounting and other costs incurred in connection with an acquisition are expensed as incurred in selling, general and administrative expense. We will include the results of all acquisitions in our Consolidated Financial Statements from the date of acquisition.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 2(a) and (b) are not applicable.
(c) Common stock repurchases (in thousands, except per share value):

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Program
July 1, 2013 - July 31, 2013 (1)	1,114	$3.07	1,114	$72,125
August 1, 2013 - August 31, 2013	1,621	$3.19	1,621	$66,961
September 1, 2013 - September 30, 2013 (2)	1,955	$3.12	1,955	$60,862
	4,690		4,690

(1) including 100 shares, or $341, of common stock repurchases settled in June 2013; excluding commission of $2.
(2) including 345 shares, or $1,092, of common stock repurchases settled in July 2013; excluding commission of 7.
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
During the three months ended September 30, 2013, we repurchased 4,690 shares of Vonage Holdings Corp. common stock for $14,680 using cash resources pursuant to the $100,000 repurchase program. The repurchases occurred in the open market and pursuant to a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934. As of September 30, 2013, approximately $60,862 remained of our $100,000 repurchase program.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits

10.1
Amendment No. 2, dated July 26, 2013, by and among Vonage America Inc. and Vonage Holdings Corp., as borrowers, various lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent, under that certain Credit Agreement dated as of July 29, 2011 by and among the Borrowers, the Lenders and the Administrative Agent (1)

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

101
The following financial statements from Vonage Holdings Corp.’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2013, filed with the Securities and Exchange Commission on November 6, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Stockholders’ Deficit; and (vi) the Notes to Consolidated Financial Statements.

(1) Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VONAGE HOLDINGS CORP.

Dated:	November 6, 2013	By:	/s/ David T. Pearson
David T. Pearson Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

10.1
Amendment No. 2, dated July 26, 2013, by and among Vonage America Inc. and Vonage Holdings Corp., as borrowers, various lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent, under that certain Credit Agreement dated as of July 29, 2011 by and among the Borrowers, the Lenders and the Administrative Agent (1)

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

101
The following financial statements from Vonage Holdings Corp.’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2013, filed with the Securities and Exchange Commission on November 6, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Stockholders’ Deficit; and (vi) the Notes to Consolidated Financial Statements.

(1) Filed herewith.