Form 10-K
period 2013-12-31
VONAGE HOLDINGS CORP
filed 2014-02-13
CIK 1272830

UNITED STATES SECURITIES AND EXCHANGE COMMISSION • WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934	or	☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
	For the fiscal year ended December 31, 2013			For the transition period from to

 Commission file number 001-32887
VONAGE HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

Delaware	11-3547680
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23 Main Street, Holmdel, New Jersey	07733
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (732) 528-2600

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.001 Per Share	The New York Stock Exchange
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
☐  Large accelerated filer    ☒  Accelerated filer
☐  Non-accelerated filer (Do not check if a smaller reporting company)    ☐  Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐  No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2013 was $475,667,272 based on the closing price of $2.83 per share.
The number of shares outstanding of the registrant’s common stock as of January 31, 2014 was 211,519,604.
Documents Incorporated By Reference
Selected portions of the Vonage Holdings Corp. definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2013, are incorporated by reference in Part III of this Form 10-K.

VONAGE HOLDINGS CORP.
FORM 10-K
FOR THE FISCAL YEAR ENDED December 31, 2013

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
In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Annual Report on Form 10-K, any exhibits to this Form 10-K and other public statements we make. Such factors include, but are not limited to: the competition we face; our ability to adapt to rapid changes in the market for voice and messaging services; our ability to retain customers and attract new customers; our ability to establish and expand strategic alliances; governmental regulation and related actions and taxes in our international operations; increased market and competitive risks, including currency restrictions, in our international operations; risks related to the acquisition or integration of future businesses or joint ventures, including the risks related to the acquisition of Vocalocity, and the economic and performance risks associated with our joint venture in Brazil; the impact of fluctuations in economic conditions, particularly on our small and medium business customers, our ability to obtain or maintain relevant intellectual property licenses; intellectual property and other litigation that have been and may be brought against us; failure to protect our trademarks and internally developed software; security breaches and other compromises of information security; obligations and restrictions associated with data privacy; our dependence on third party facilities, equipment, systems and services; system disruptions or flaws in our technology and systems; uncertainties relating to regulation of VoIP services; liability under anti-corruption laws; results of regulatory inquiries into our business practices; fraudulent use of our name or services; our ability to maintain data security; our dependence upon key personnel; our dependence on our customers' existing broadband connections; differences between our service and traditional phone services; restrictions in our debt agreements that may limit our operating flexibility; our ability to obtain additional financing if required; any reinstatement of holdbacks by our vendors; our history of net losses and ability to achieve consistent profitability in the future; and other factors that are set forth in the “Risk Factors” section and other sections of this Annual Report on Form 10-K, as well as in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

FINANCIAL INFORMATION PRESENTATION

For the financial information discussed in this Annual Report on Form 10-K, other than per share and per line amounts, dollar amounts are presented in thousands, except where noted. All trademarks are the property of their owners.

1     VONAGE ANNUAL REPORT 2013

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
Through debt refinancings in December 2010, July 2011, and February 2013, we have fundamentally improved our balance sheet, reducing annual interest expense from $49 million in 2010 to $6 million in 2012 and reducing interest rates from as high as 20% in 2009 to less than 4%.
In part as a result of our operational and financial stability, and our disciplined approach to cash management, we established our share repurchase program which was first instituted in August of 2012. The Company currently has a $100 million repurchase authorization in place to be completed by December 31, 2014. We believe our repurchase program reflects our balanced approach to capital allocation as we invest for growth through our growth priorities and deliver value to shareholders without compromising our ongoing operational needs.
Having achieved operational and financial stability, we are focused on driving revenue through three major growth priorities. The first of these is continued penetration of our core North American markets, where we will continue to provide value in international long distance and target under-served ethnic segments, where we have entered the low-end domestic market with our flanker brand, BasicTalk, a low-priced home phone service offering unlimited calling throughout the United States, and where we have expanded our offering to small and medium business (SMB) and small office, home office (SOHO) customers through the acquisition of Vocalocity, Inc. Our second growth priority is international expansion outside of North America through strategic partnerships. Finally, our third growth priority is mobile services, which we view as a strategic enabler of the Company's entire product offering.

>	Core North American Markets
International long distance. As a part of our strategic plan, we shifted our primary focus in our domestic markets to serving the rapidly growing but under-served ethnic segments in the United States with international calling needs. The markets for international long distance are large and growing, and they allow us to leverage our VoIP network by providing customers a low-cost and convenient alternative to services offered by telecom and cable providers and international calling cards. According to industry data, the total outbound international long distance calling market is estimated to be $80 billion, and approximately 10 to 15 percent of all US households make international long distance calls, using a mix of home and mobile phones. With our Vonage World product, we have successfully grown our international calling customer base in multiple ethnic markets.
To increase the visibility of our international long distance plans, we have shifted an increasing portion of our marketing budget from broad national advertising as we target attractive segments of the international long distance market. We have direct sales channels where customers can subscribe to our services on-line or through our toll-free number, as well as a retail distribution channel through regional and national retailers and localized street teams. Our retail distribution outlets include Walmart, Best Buy, Kmart, Sears, Brandsmart, Fry's, and Microcenter.
Sales from our assisted selling initiative, where we place Vonage sales representatives in mass merchant stores to proactively engage customers, have increased as a portion of total sales. We have increased the number of stores with assisted selling to more than 500 at the end of 2013 and we expect to expand that number in 2014. In addition, we have increased the number of part-time sales agents, organized in community teams, selling Vonage services directly to consumers in targeted ethnic segments. We have a presence in nearly every major ethnic market in the United States and we are expanding in Canada.
Low-end domestic. We believe the low-end domestic market represents a large incremental market opportunity for light users and security-conscious households, often with poor in-home wireless coverage. To address this market, in the second quarter of 2013 we launched nationwide BasicTalk, our low-end domestic calling product. BasicTalk is sold in all Walmart stores nationwide and through our direct telesales and online channels. We believe the low-end domestic segment remains a sizeable opportunity, with over 40 million broadband households, and we expect to continue to gain share as we expand distribution and improve our direct channel performance.
Small and Medium Business. Pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated October 9, 2013, by and among Vocalocity Inc. ("Vocalocity"), Vista Merger Corp., a Delaware corporation and newly formed wholly-owned subsidiary of Vonage (“Merger Sub”), Vonage and Shareholder Representative Services, LLC (acting solely in its capacity as the Representative, the “Representative”), on November 15, 2013, Merger Sub merged with and into Vocalocity, and Vocalocity became a wholly-owned subsidiary of Vonage (the “ Merger ”).
Vocalocity was acquired for $130,000 adjusted for $2,869 of excess cash as of the closing date and the increase in value of the 7,983 shares of Vonage common stock from the signing date to the closing date of $1,298, resulting in a total acquisition cost was $134,167. We financed the transaction through $32,981 of cash and $75,000 from our credit facility. The acquisition of Vocalocity immediately positions

2     VONAGE ANNUAL REPORT 2013

Vonage as a leader in the SMB hosted VoIP market. SMB and SOHO services will be offered under the Vonage Business Solutions brand.

>	International Expansion
Expansion opportunities outside of the United States. We currently have operations in the United States, United Kingdom, and Canada and believe that our low-cost Internet based communications platform enables us to cost effectively deliver voice and messaging services to other locations throughout the world.
The global consumer communications market is estimated to be $200 billion and growing at approximately 7% per year. We are expanding our geographic footprint through partnerships and are pursuing a range of business concepts which include jointly providing low rates and expanded footprints with international partners to providing a full suite of communications services sold and marketed jointly with or by other companies.
In 2012, we signed our first partnership with Globe in the Philippines, offering a Philippines calling plan for the more than three million Filipinos living in the United States. In February 2013, we signed our second international partnership, a joint venture to deliver communications services in Brazil. We are in discussions with other prospective international partners in countries we have targeted for expansion. These partnerships underscore our strategy to expand our services beyond North America and the United Kingdom.

>	Mobile Services
Mobile and other connected device services. Mobility has become central to our development priorities, including enhancements to our core services through our patented Extensions product and our digital calling card, international expansion opportunities, and as a standalone product through Vonage Mobile, our all-in-one mobile application that provides free, high quality voice and video calling and messaging between users who have the application, as well as low-cost international calling to more than 200 countries to any other phone. In 2013 we continued to improve Vonage Mobile with quality and feature enhancements including video calling and video voicemail. In addition, we recently conducted a technical trial of our new ReachMe roaming feature in Western Europe.
Customer interest in our Extensions product, which allows consumers to extend their Vonage home phone service to another phone, including mobiles, continues to grow, and we now have 28% of our customer base signed up to use Vonage on their mobile phone through this service. 25% of all international calls on our network now originate from a mobile phone. Our recently launched Digital Calling Card for mobile phones makes use of the same platform, directly competing with traditional calling card services.
We had approximately 2.5 million subscriber lines for broadband telephone replacement services as of December 31, 2013. We bill customers in the United States, Canada, and the United Kingdom. Customers in the United States represented 94% of our subscriber lines at December 31, 2013.

SERVICE OFFERINGS

Our home telephone replacement services are offered to residential customers through several service plans with different pricing structures. The service plans include basic features such as voicemail, call waiting call forwarding as well as unique features Simulring, visual voicemail and Extensions. We also charge for local and international calling outside of plan limits. Information on our revenues, operating income, and identifiable assets appears in Note 1 to our consolidated financial statements included in Item 8 hereof.
As of December 31, 2013, approximately 89% of our United States subscriber lines were for residential service. Our primary residential offering is Vonage World with approximately 1.0 million subscriber lines as of December 31, 2013. For a flat monthly fee, this plan includes unlimited domestic calling (U.S., Canada, and Puerto

Rico) and unlimited calling to landline phones in more than 60 countries, including India, Mexico, and China, and unlimited calling to mobile phones in certain of those countries. In addition, the Vonage World offer includes unlimited Vonage Visual Voicemail, which is “readable voicemail” delivered via email or SMS text message, Vonage Extensions, which extends the plan to additional phone numbers and devices including smartphones and feature phones, and directory assistance. We also market other residential plans that include limited domestic or international minutes, such as our 800 plan that includes 800 minutes to the U.S., Canada and Puerto Rico. We offer similar plans in Canada and the United Kingdom.
Each of our residential calling plans provides a number of basic features including call waiting, caller ID with name, call forwarding, and voicemail. We also offer, in some cases for additional fees, features that we believe help differentiate our service from our competitors, such as:

>	Area Code Selection. Customers can select from approximately 287 United States area codes for their telephone number for use with our service, regardless of physical location.

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

Through our recent acquisition of Vocalocity, Vonage Business Solutions offers SMB and SOHO customers several service plans with different pricing structures. The service plans include an array of features applicable to the needs of SMB and SOHO customers. Customers also have the opportunity to purchase premium features for additional fees.
Our mobile services include enhancements to our residential calling plans as well as mobile applications that can be initially downloaded for iPhone®, iPad®, iPod touch®, and Android® OS devices for free. In August 2011, we launched Extensions, an enhancement to our flat rate, unlimited international calling plan that extends the plan to additional phone numbers and devices including smartphones and feature phones. A customer may sign-up for up to two extensions with the first extension provided free of charge and the second extension incurring an additional fee. In early 2012, we introduced Vonage Mobile, our all-in-one mobile application that provides free calling and messaging between users who have the application, as well as low-cost international calling to more than 200 countries to any other phone. In addition, calls by users of the mobile application to Vonage home or business lines are also free. This mobile application works over WiFi, 3G and 4G and in more than 90 countries worldwide.

Devices
In order to access our residential and SOHO services, a customer need only connect a standard telephone to a broadband Internet connection through a small Vonage-enabled device. In order

3     VONAGE ANNUAL REPORT 2013

to access our SMB services, a customer need only connect through a VoIP-enabled telephone. After connecting the device, our customers can use their telephone to make and receive calls. Vonage-enabled devices allow customers to use the Internet connection for their computer and telephones at the same time while ensuring a high quality calling experience. We also offer a cordless multi-phone system solution. Our plug-and-play Vonage-enabled devices permit portability as customers can take their Vonage device to different locations where broadband service is available. Since May 2009, we generally have not charged new customers for the adapters permitting use of our service.
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
Our network is scalable and geographically distributed for robustness, high availability, and reliability across multiple call processing sites, using regional data interconnection points, where calls to non-Vonage customers are interconnected with the public switched telephone network. We periodically assess the locations of our regional data connection points in connection with efforts to improve the quality of and efficiency in delivering our service. In 2013, we consolidated certain interconnection points, increasing efficiencies and creating a platform for growth. Our interconnections with the public switched telephone network are made pursuant to agreements we have with several telecommunications providers. Under these agreements, we transfer calls originated by our customers to other carriers who connect the call to the called party or connect peer to peer. We have a varying degree of settlement arrangements with our carrier partners for indirect third party or direct termination of our calls. The calls are routed from our network to other carriers’ interconnected circuits at co-location facilities in which we lease space. This method of connecting to the public switched telephone network allows us to expand capacity quickly, as necessary to meet call volume, and to provide redundancy within our network. In 2013, we continued to enhance our call routing platform, increasing our control over call routing which lowered costs and improved call quality. Our business is not substantially dependent upon our agreements with any single carrier or our interconnection agreements because we can easily substitute other telecommunications providers in order to obtain the same or similar service.
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

>
Web Portal. We provide a fully functional customer Web portal that allows our customers to configure and manage almost all aspects of their service on the Internet without requiring intervention of a customer-care representative. The portal permits customers to add and change features and phone numbers, update billing information, and access call usage and billing details.

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

4     VONAGE ANNUAL REPORT 2013

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

SALES AND DISTRIBUTION
Direct Sales
Our primary sales channels for our home telephone replacement services have been in-bound telemarketing and online direct sales. Customers can subscribe to our services at our websites, http://www.vonage.com, http://www.vonage.ca and http://www.vonage.co.uk, or through multiple toll free numbers including 1-877-4VONAGE. We are also increasing efforts to focus on promising international long distance markets. In 2013, we continued to enhance our complete Spanish language experience for our customers, including inbound telesales, full customer service, a Spanish language online environment and purchasing experience, television advertising, as well as direct mail. For business customers our primary sales channels include telesales and resellers. Customers can subscribe to our services at our websites, http://www.vonagebusiness.com, http://www.vocalocity.com and http://www.vonagebusinesssolutions.com, or through toll free numbers including 1-877-862-2562.
Retail Sales
In addition to our direct sales channel, we also offer sales through our retail channel. In 2013, we continued to increase our retail presence at leading regional and national retailers, including Walmart, Best Buy, Kmart, Sears, Brandsmart, Fry's, and Microcenter. We believe that the availability of our services through premier retailers enhances and reinforces the Vonage brand, and that the retail channel increases our ability to acquire mainstream consumers by reaching them in a familiar and interactive shopping environment. National and regional retailers provide Vonage with a wide footprint to distribute our service.
Community Sales Channels
We have continued to expand our presence in key markets with high ethnic concentration with the introduction of community sales teams. Our community sales teams provide culturally relevant ways to connect with customers at a grass roots level. We expanded our community sales team presence in 2013 and now operate in over 35 markets across 18 states and Canada. In addition, we continue to operate Vonage kiosks in certain markets throughout the United States.
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
Customers who cannot or do not wish to resolve their questions through our website may contact a customer care representative through our toll free number. We staff our customer care organization through a combination of our own employees and outsourced customer care representatives. All new customer care representatives are trained through an established program developed by Vonage. We also have a separate team that provides advanced technical support for resolving customers’ complex issues. We use extensive monitoring of call quality and customer satisfaction scores to determine additional training or coaching requirements for individual associates and to drive continuous improvement in our processes, policies, and technology. We offer support in English, Spanish, Tagalog and French Canadian.
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

5     VONAGE ANNUAL REPORT 2013

We endeavor to protect our internally developed systems and technologies and maintain our trademarks and service marks. Typically, we enter into confidentiality agreements with our employees, consultants, customers, and vendors in an effort to control access to and distribution of our technology, software, documentation, and other information.

COMPETITION

We face continued strong competition from traditional telephone companies, cable companies, wireless companies, and alternative communication providers in the residential, mobile, SMB and SOHO markets. Because most of our target customers are already purchasing communications services from one or more of these providers, our success is dependent upon our ability to attract these customers away from their existing providers. We believe that the principal competitive factors affecting our ability to attract and retain customers are price, call quality, customer service, and enhanced services and features.
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
The traditional phone and cable companies own networks that include a “last mile” connection to substantially all of our existing and potential domestic customers as well as the places our customers call domestically. As a result, the vast majority of the calls placed by a Vonage customer are carried over the “last mile” by a traditional phone company, and we indirectly pay access charges to these competitors for each of these calls. In contrast, traditional wireline providers do not pay us when their customers call our customers.
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

6     VONAGE ANNUAL REPORT 2013

In connection with our emphasis on the international long distance market, we face competition from low-cost international calling cards and VoIP providers in addition to traditional telephone companies, cable companies, and wireless companies.
In connection with our Vonage Business Solutions SMB and SOHO markets, we face competition from the traditional telephone and cable companies discussed above, as well as from SMB communications providers such as 8x8, Ring Central, and other companies.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
For information regarding the Company's revenues and long-lived assets attributable to our U.S. and foreign countries for the last three fiscal years see Note 13 to the Company's consolidated financial statements.

EMPLOYEES

As of December 31, 2013, we had 1,243 employees. None of our employees are subject to a collective bargaining agreement.

AVAILABLE INFORMATION

We were incorporated in Delaware in May 2000 and changed our name to Vonage Holdings Corp. in February 2001. We maintain a website with the address www.vonage.com. References to our website are provided as a convenience, and the information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Other than an investor’s own Internet access charges, we make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we have electronically filed such material with, or furnished such material to, the U.S. Securities and Exchange Commission (SEC). Copies are also available, without charge, by writing to Vonage’s Investor Relations Department at Vonage Holdings Corp., 23 Main Street, Holmdel, NJ 07733 or calling us at 732.365.1328 or sending an email through the Vonage Investor Relations website at http://ir.vonage.com/. Reports filed with the SEC may be viewed at www.sec.gov or obtained at the SEC Public Reference Room in Washington, D.C. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

7     VONAGE ANNUAL REPORT 2013

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
We also face competition from SMB communications providers such as 8x8, RingCentral, and other companies. To the extent that these SMB providers strengthen their offerings to small and medium businesses, we may have to reduce our prices, increase promotions, or offer additional features, which may adversely impact our revenues and profitability.
In connection with our emphasis on the international long distance market, we face competition from low-cost international calling cards, digital calling cards and VoIP providers in addition to traditional telephone companies, cable companies, and wireless companies. To the extent that these providers target marketing to the same ethnic segments that we target or strengthen their offerings to these segments, we may have to reduce our prices or increase promotions, which would impair our profitability, or offer additional features that may cause us to incur additional costs without commensurate price increase.
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
To address these issues, we are targeting revenue growth in large, existing markets. Our growth initiatives, focused on our core domestic market, including the international long distance and SMB markets, international expansion, and mobile markets, require us to enhance our current products and plans, and develop new products and plans on a timely basis to keep pace with market needs and satisfy the increasingly sophisticated requirements of customers. For example, in 2013 we acquired Vocalocity, Inc. to increase our penetration of the hosted VoIP SMB market. In the future, we may enhance this service or introduce other similar services. If we are unable to attract users of these services our net revenues may fail to grow as we expect.
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

8     VONAGE ANNUAL REPORT 2013

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
Our rate of customer terminations for our broadband telephone replacement services, or average monthly customer churn, was 2.5% for the year ended December 31, 2013. During 2013, we added 608,734 customers while 607,227 of our customers terminated their service. Our churn rate could increase in the future if customers are not satisfied with the quality and reliability of our network, the value proposition of our products, and the ability of our customer service to meet the needs and expectations of our customers. In addition, competition from traditional telephone companies, cable companies, wireless companies, alternative communications providers, and low-cost international calling cards, disruptive technologies, general economic conditions, and our ability to activate and register new customers on the network, also influence our churn rate. We will have similar issues with customers for Vonage Mobile and other services for mobile and other Internet connected devices as that business develops.
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
If we are unable to establish and expand effective strategic relationships our ability to grow revenues and offer new products under commercially attractive terms may be inhibited, which could adversely affect our business, results of operations, and financial condition.
An element of our growth strategy is to develop and maintain strategic relationships both in the U.S. and internationally. We have or are pursuing relationships in the U.S. retail industry as well as international opportunities ranging from joint venture arrangements to providing full VoIP communication services to be marketed and distributed as a complement to an existing foreign provider's product suite. The continued development of these relationships may assist us in enhancing our brand, introducing our products and services to larger numbers of customers, developing and implementing new products and services, and generating additional revenue. We may not be able to enter into new relationships in the U.S. or internationally on economic terms favorable to us. In addition, if we lose any of our important strategic relationships or if strategic relationships fail to benefit us as expected, our ability to grow revenues and offer new products may be inhibited, which could adversely affect our business, results of operations, and financial condition. For example, we continue to be increasingly reliant upon relationships with mass merchant retailers and our shift to assisted selling programs. The loss or deterioration of these relationships could adversely affect our business, results of operations, and financial condition. In addition, inefficiencies or fraud on the part of mass merchant retailers or vendors associated with our assisted selling programs could adversely affect our business, results of operations, and financial condition.
Our international long distance business and our expanding international operations are increasingly subject to country-specific governmental regulation and related actions and taxes that may increase our costs or impact our product offerings.
As we execute on our growth initiatives and expand our international operations into new geographies, we expect to become subject to numerous additional governmental regulations, including telecommunications, licensing, data retention and transfer, privacy, consumer protection, financial, emergency services and law enforcement, and other applicable laws and regulations. Some of these regulations may be complicated or unsettled. Any failure to comply with governmental regulation could result in fines, penalties, or other governmental action, including criminal action, and may damage our brand and reputation. In addition, changes in legislation or regulations and actions by regulators, including changes in administration and enforcement policies, may expose us to unknown civil and criminal risks, may require modifications to our offerings, or may expose us to the payment of fines and penalties. These risks may cause us to exit these markets should such changes adversely impact our revenues, profitability, or our ability to compete.
In the United States, Canada, and United Kingdom, we are not a regulated telecommunications business. Our services are also in use in countries outside of the United States, Canada, and the United Kingdom, including countries where providing VoIP services is or may be illegal. We may need to change our service offerings to avoid regulation as a telecommunications business in a jurisdiction, or if we are treated as a regulated telecommunications business, we may be required to incur additional expenses.  In addition, if governments believe that we are providing unauthorized service in their countries, they may pursue fines, penalties, or other governmental action, including criminal action, that may damage our brand and reputation. If we use a local partner to provide services in a country and the local partner does not comply with applicable governmental regulations, we may face additional regulation, liabilities, penalties or other governmental action, and our brand and reputation may be harmed.
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

9     VONAGE ANNUAL REPORT 2013

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
Some of our research and development personnel and facilities are located in Israel. Political, economic and military conditions in Israel directly affect our operations. For example, increased violence or armed conflict in Israel or the Palestinian territories may disrupt travel and communications in the region, harming our operations there. Furthermore, some of our employees in Israel are obligated to perform up to 36 days of military reserve duty annually and may be called to active duty in a time of crisis. The absence of these employees for significant periods may cause us to operate inefficiently during these periods.
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
As we execute on our growth initiatives, we may elect to enter into joint venture arrangements or acquire additional businesses or assets, such as our acquisition of Vocalocity in 2013. These activities require substantial management time and resources. We cannot predict or guarantee that we will be able to identify suitable acquisition candidates or consummate any acquisition or joint venture arrangement. In addition, acquisitions of existing businesses involve substantial risks, including the risk that we may not be able to integrate the operations, personnel, services, or technologies, the potential disruption of our ongoing businesses, the diversion of management attention, the maximization of financial and strategic opportunities, the difficulty in developing or maintaining controls and procedures, and the dilution to our existing stockholders from the issuance of additional shares of common stock. As a result of these and other risks, we may not produce anticipated revenue, profitability, or synergies.
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
Further, while we conduct due diligence in connection with acquisition and joint venture opportunities, there may be risks or liabilities that such due diligence efforts fail to discover, are not disclosed to us, or that we inadequately assess. The discovery of material liabilities associated with acquisitions or joint venture opportunities, economic risks faced by joint venture partners, or any failure of joint venture partners to perform their obligations could adversely affect our business, results of operations, and financial condition.
We market our products and services to small and medium-sized businesses, which may be disproportionately impacted by fluctuations in economic conditions.
We market Vonage Business Solutions products to small and medium-sized businesses. Customers in this SMB market may be affected by economic downturns to a greater extent, and may have more limited financial resources, than larger or more established businesses. If customers in the SMB market experience financial hardship as a result of a weak economy, the demand for our services could be materially and adversely affected.
Certain rights to third party patents and technology may expire and not be extended, or may not be available, which may decrease the quality of our products or services or subject us to liability.
Certain previously disclosed patent rights licensed to the Company have expired. We may attempt to pursue extensions of such licenses. If we are unable to do so on terms acceptable to us, our making, using, and selling of certain of our existing and future products and services may be subject to claims of infringement under patents previously subject to these licenses if we do not make changes. In addition, we may seek to obtain rights to other third party technology in the future, but may not be able to agree upon commercially reasonable terms or at all with respect to obtaining such rights. If we are unable to extend existing licenses or are unable to obtain rights to other technology that may be commercially advantageous or necessary for our product

10     VONAGE ANNUAL REPORT 2013

and service offerings, we may experience a decrease in the quality of our products or services or we may lose the ability to provide our products and services on a non-infringing basis until alternative technology or suitable alternative products and services can be developed, identified, obtained (through acquisition, license or other grants of rights), and integrated.
We may be subject to damaging and disruptive intellectual property litigation that could materially and adversely affect our business, results of operations, and financial condition, as well as the continued viability of our company.
There has been substantial litigation in the VoIP, telecommunications and related industries regarding intellectual property rights and, given the rapid technological change in our industry and our continual development of new products and services, we and/or our commercial partners may be subject to infringement claims from time to time. For example, we may be unaware of filed patent applications and issued patents that could include claims that might be interpreted to cover our products and services. We have been subject to patent infringement claims in the past, are currently named as a defendant in five suits that relate to alleged patent infringement, and from time to time we receive letters from third parties offering an opportunity for us to obtain licenses to patents that may be relevant to our business or alleging that our services infringe upon third party patents or other intellectual property. See “Item 3. - Legal Proceedings-IP Matters.”
Parties making claims of infringement may be able to obtain injunctive or other equitable relief that could effectively block our ability to provide our services and could cause us to pay substantial royalties, licensing fees, damages or settlement fees. The defense of any lawsuit could divert management’s efforts and attention from ordinary business operations and result in time-consuming and expensive litigation, regardless of the merits of such claims. These outcomes may:

>	result in the loss of a substantial number of existing customers or prohibit the acquisition of new customers;

>	cause us to accelerate expenditures to preserve existing revenues;

>	cause existing or new vendors to require prepayments or letters of credit;

>	cause our credit card processors to demand reserves or letters of credit or make holdbacks;

>	result in substantial employee layoffs;

>	materially and adversely affect our brand in the marketplace and cause a substantial loss of goodwill;

>	cause our stock price to decline significantly;

>	materially and adversely affect our liquidity, including our ability to pay debts and other obligations as they become due;

>	cause us to change our business methods or services;

>	require us to cease certain business operations or offering certain products and services; and

>	lead to our bankruptcy or liquidation.

If we fail to protect our internally developed systems and software and our trademarks, we may become involved in costly litigation or our business or brand may be harmed.
Our ability to compete effectively is dependent in large part upon the maintenance and protection of systems and software that we have developed internally based on open standards. While we own 37 issued U.S. patents (and a number of foreign patents) and more than 200 pending patent applications, we cannot patent much of the technology that is important to our business. Our pending patent applications may not be granted. Any issued patent that we own may be challenged, narrowed, invalidated, or circumvented. To date, we have relied on patent, copyright and trade secret laws, as well as confidentiality procedures and licensing arrangements, to establish and protect our rights to this technology. We typically enter into confidentiality agreements with our employees, consultants, customers, and vendors in an effort to control access to and distribution of technology, software, documentation, and other information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use this technology without authorization. Policing unauthorized use of this technology is difficult. The steps we take may not prevent misappropriation of the technology we rely on. In addition, effective protection may be unavailable or limited in some jurisdictions outside the United States, Canada, and the United Kingdom. Litigation may be necessary in the future to enforce or protect our rights or to determine the validity and scope of the rights of others. That litigation could cause us to incur substantial costs and divert resources away from our daily business, which in turn could materially adversely affect our business.
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
There are several inherent risks to engaging in a technology business, including our reliance on our data centers and networks, and the use and interconnectivity of those networks. A significant portion of our operations relies heavily on the secure processing, storage and transmission of confidential and other sensitive data, including intellectual property, proprietary business information, and personally identifiable information of our customers and employees, in our data centers and on our networks. The secure processing, storage, and transmission of this information is critical to our operations and business strategy. As seen in our industry and others, these activities have been, and will continue to be, subject to continually evolving cybersecurity or other technological risks. In addition, physical security of devices located within our offices, and/or remote devices, pose cybersecurity and other technological risks that could negatively impact our business and reputation.
We also operate Internet based, worldwide voice, video communications, and messaging services and electronic billing, which require the secure transmission of confidential information over public networks that may or may not be secure end to end. Despite our security measures, which include the development of systems and processes that are designed to protect consumer information and prevent fraudulent credit card transactions and other security breaches, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to error, malfeasance or other disruptions by a current or former employee or third-party provider and our failure

11     VONAGE ANNUAL REPORT 2013

to mitigate such fraud or breaches may adversely affect our operating results. Any such breach could compromise our systems and network and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to our operations, damage to our reputation, and a loss of confidence in our products and services, and our ability to keep personally identifiable information confidential, which could adversely affect our business.
We have been subject to cyber incidents from external sources including “brute force” and distributed denial of service attacks. Although these incidents did not have a material adverse effect financially or on our ability to provide services, this may not continue to be the case going forward. There can be no assurance that cyber incidents will not occur in the future, potentially more frequently and/or on a more significant scale.
We have taken steps designed to improve the security of our networks and computer systems and our physical space. Despite these defensive measures, there can be no assurance that we are adequately protecting our information or that we will not experience future incidents. The expenses associated with protecting our information could reduce our operating margins. We maintain insurance intended to cover some of these risks, however, this insurance may not be sufficient to cover all of our losses from any future breaches of our systems. In addition, third parties with which we do business may also be sources of cybersecurity or other technological risks. We outsource certain functions, which results in the storage and processing of customer information by third parties. While we engage in certain actions to reduce the exposure resulting from outsourcing, unauthorized access, loss or destruction of data or other cyber incidents could occur, resulting in similar costs and consequences as those discussed above.
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
We are subject to Payment Card Industry (“PCI”) data security standards, which require periodic audits by independent third parties to assess compliance. PCI data security standards are a comprehensive set of requirements for enhancing payment account data security that was developed by the PCI Security Standards Council including American Express, Discover Financial Services, JCB International, MasterCard Worldwide, and VISA Inc., to help facilitate the broad adoption of consistent data security measures. Failure to comply with the security requirements as identified in subsequent audits or rectify a security issue may result in fines. While we believe it is unusual, restrictions on accepting payment cards, including a complete restriction, may be imposed on companies that are not compliant. Further, the law relating to the liability of providers of online payment services is currently unsettled and states may enact their own rules with which we may not comply.
We rely on third party providers to process and guarantee payments made by Vonage and its affiliates’ subscribers, up to certain limits, and we may be unable to prevent our customers from fraudulently receiving goods and services. Our liability risk will increase if a larger fraction of our Vonage transactions involve fraudulent or disputed credit card transactions. Any costs we incur as a result of fraudulent or disputed transactions could harm our business. In addition, the functionality of our current billing system relies on certain third party vendors delivering services. If these vendors are unable or unwilling to provide services, we will not be able to charge for our services in a timely or scalable fashion, which could significantly decrease our revenue and have a material adverse effect on our business, financial condition and operating results.
The storage, processing, and use of personal information and related data subjects us to evolving governmental laws and regulation, commercial standards, contractual obligations, and other legal obligations related to consumer and data privacy, which may have a material impact on our costs, use of our products and services, or expose us to increased liability.
Federal, state, local and foreign laws and regulations, commercial obligations and industry standards, each provide for obligations and restrictions with respect to data privacy and security, as well as the collection, storage, retention, protection, use, processing, transmission, sharing, disclosure and protection of personal information and other customer data. The evolving nature of these obligations and restrictions dictates that differing interpretations, inconsistency or conflicts among countries or rules, and general uncertainty impact the application to our business.
These obligations and restrictions may limit our ability to collect, store, process, use, transmit and share data with our customers, and to allow our customers to collect, store, retain, protect, use, process, transmit, share and disclose data with others through our products and services. Compliance with, and other burdens imposed by, such obligations and restrictions could increase the cost of our operations and impact our ability to market our products and services through effective segmentation.
Failure to comply with obligations and restrictions related to applicable data protection laws, regulations, standards, and codes of conduct, as well as our own posted privacy policies and contractual commitments could subject us to lawsuits, fines, criminal penalties, statutory damages, consent decrees, injunctions, adverse publicity, loss of user confidence in our services, and loss of users, which could materially harm our business. Additionally, third-party contractors may have access to customer data. If these or other third-party vendors violate obligations and restrictions related to applicable data protection laws or our policies, such violations may also put our customers’ information at risk and could in turn have a material and adverse effect on our business.
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

12     VONAGE ANNUAL REPORT 2013

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
Our services are subject to regulation in the United States, United Kingdom, and Canada, and future legislative, regulatory or judicial actions could adversely affect our business and expose us to liability.
Our business has developed in a relatively lightly regulated environment. However, the United States, United Kingdom, and Canada have applied some traditional telephone company regulations to VoIP and continue to evaluate how VoIP should be regulated. The effects of future regulatory developments are uncertain. At the federal level in the U.S., the Federal Communications Commission (“FCC”) has imposed certain telecommunications regulations on VoIP services including:

>	Requirements to provide E911 service;

>	Communications Assistance for Law Enforcement Act (“CALEA”) obligations;

>	Obligation to support Universal Service;

>	Customer Proprietary Network Information (“CPNI”) requirements;

>	Disability access obligations;

>	Local Number Portability requirements;

>	Service discontinuance notification obligations;

>	Outage reporting requirements; and

>	Rural call completion reporting and rules related to ring signal integrity.
In general, the focus of interconnected VoIP telecommunications regulation is at the federal level. On November 12, 2004, the FCC issued a declaratory ruling providing that our service is subject to federal regulation and preempted the Minnesota Public Utilities Commission from imposing certain of its regulations on us. While this ruling does not exempt us from all state oversight of our service, it effectively prevents state telecommunications regulators from imposing certain burdensome and inconsistent market entry requirements and certain other state utility rules and regulations on our service. As such, Vonage is subject to relatively few state regulatory requirements including:

>	Payment of state and local E911 fees; and

>	State Universal Service support obligations.

>	In Canada, the Canadian Radio-television and Telecommunications Commission (“CRTC”) regulates VoIP service. CRTC VoIP regulations include:

>	Requirement to provide 911 service; and

>	Local Number Portability requirements.

>	In the UK, we are subject to regulation in the UK by the Office

13     VONAGE ANNUAL REPORT 2013

of Communications (“OFCOM”). OFCOM VoIP regulations include:

>	Requirement to provide 999/112 service; and

>	Number Portability requirements.
Vonage seeks to comply with all applicable regulatory requirements. We could, however, be subject to regulatory enforcement action if a regulator does not believe that we are complying with applicable regulations.
In addition, the regulatory framework for VoIP service is still evolving and it is possible that Vonage could be subject to additional regulatory obligations and/or existing regulatory obligations could be modified or expanded. The effects of future regulatory developments are uncertain. Future legislative, judicial or other regulatory actions could have a negative effect on our business. If we become subject to the rules and regulations applicable to telecommunications providers in individual states, we may incur significant litigation and compliance costs, and we may have to restructure our service offerings, exit certain markets, or raise the price of our services, any of which could cause our services to be less attractive to customers. In addition, future regulatory developments could increase our cost of doing business and limit our growth.
We may be exposed to liabilities under the Foreign Corrupt Practices Act, the UK Bribery Act, and similar laws, and any determination that we violated any of these laws could have a material adverse effect on our business.
We are subject to the Foreign Corrupt Practice Act ("FCPA"), the UK Bribery Act and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by persons and entities for the purpose of obtaining or retaining business. We have operations, agreements with third parties, and make sales internationally. In addition, we plan to expand our international operations through potential joint ventures with local partners. Our international activities create the risk of unauthorized payments or offers of payments by one of our employees, consultants, partners, sales agents or distributors, even though these parties are not always subject to our control. It is our policy to prohibit these practices by our employees, consultants, partners, sales agents or distributors, however, our existing safeguards and any future improvements may prove to be less than effective, and our employees, consultants, partners, sales agents or distributors may engage in conduct for which we might be held responsible. Violations of the FCPA, the UK Bribery Act or other laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results, and financial condition.
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
Third parties also have used our communications services without paying, including by submitting fraudulent credit card information. This has resulted in our incurring the cost of providing the services, including incurring call termination fees, without any corresponding revenues. We have implemented anti-fraud procedures in order to limit the expenses resulting from theft of service. If our procedures are not effective, theft of service could significantly increase our expenses and negatively impact our profitability.
We are dependent on a small number of individuals, and if we lose key personnel upon whom we are dependent, our business will be adversely affected.
Many of the key responsibilities of our business have been assigned to a relatively small number of individuals. Our future success depends to a considerable degree on the vision, skills, experience, and effort of our senior management. The loss of the services of these officers could have a material adverse effect on our business. In addition, our continued growth depends on our ability to attract and retain experienced key employees.
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
In the United States, there continues to be some uncertainty regarding whether suppliers of broadband Internet access have a legal obligation to allow their customers to access and use our service without

14     VONAGE ANNUAL REPORT 2013

interference. In December 2010, the FCC adopted new net neutrality rules that would protect services like ours from such interference. Several parties sought judicial review of the FCC's net neutrality rules, and in January 2014 the anti-blocking and unreasonable discrimination provisions of the rules were vacated. While the court ruling did not foreclose the FCC from adopting anti-blocking or non-discrimination rules, interference with our service or higher charges for using our service could cause us to lose existing customers, impair our ability to attract new customers, and harm our revenue and growth. These problems could also arise in international markets. Most foreign countries have not adopted formal net neutrality rules like those adopted by the FCC.
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
On February 11, 2013, we entered into Amendment No. 1 to our then existing credit facility (as further amended by Amendment No. 2 to our 2011 Credit Facility, the "2013 Credit Facility"). The 2013 Credit Facility consists of a $70,000 senior secured term loan and a $75,000 revolving credit facility. The 2013 Credit Facility contains customary representations and warranties and affirmative covenants that limit our ability and/or the ability of certain of our subsidiaries to engage in specified types of transactions. These covenants and other restrictions may under certain circumstances limit, but not necessarily preclude, our and certain of our subsidiaries’ ability to, among other things:

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

15     VONAGE ANNUAL REPORT 2013

our and certain of our subsidiaries’ ability to incur, refinance or modify indebtedness and create liens.
Our credit card processors have the ability to impose significant holdbacks in certain circumstances. The reinstatement of such holdbacks likely would have a material adverse effect on our liquidity.
Under our credit card processing agreements with our Visa, MasterCard, American Express, and Discover credit card processors, the credit card processor has the right, in certain circumstances, including adverse events affecting our business, to impose a holdback of our advanced payments purchased using a Visa, MasterCard, American Express, or Discover credit card, as applicable, or demand additional reserves or other security. If circumstances were to occur that would allow any of these processors to reinstate a holdback, the negative impact on our liquidity likely would be significant. In addition, our Visa and MasterCard credit card processing agreement may be terminated by the credit card processor at its discretion if we are deemed to be financially insecure. As a significant portion of payments to us are made through Visa and MasterCard credit cards, if the credit card processor does not assist in transitioning our business to another credit card processor, the negative impact on our liquidity likely would be significant. There were no cash reserves and cash-collateralized letters of credit with any credit card processors as of December 31, 2013.
We have incurred cumulative losses since our inception and may not achieve consistent profitability in the future.
While we achieved net income attributable to Vonage of $28,289 for the year ended December 31, 2013, our accumulated deficit is $697,941 from our inception through December 31, 2013, which included the release of $325,601 of the valuation allowance recorded against our net deferred tax assets that we recorded as a one-time non-cash income tax benefit for the year ended December 31, 2011. Although we believe we will achieve consistent profitability in the future, we ultimately may not be successful. We believe that our ability to achieve consistent profitability will depend, among other factors, on our ability to continue to achieve and maintain substantive operational improvements and structural cost reductions while maintaining and growing our net revenues. In addition, certain of the costs of our business are not within our control and may increase. For example, we and other telecommunications providers are subject to regulatory termination charges imposed by regulatory authorities in countries to which customers make calls, such as India where regulatory authorities have been petitioned by local providers to consider termination rate increases. As we attract additional international long distance callers, we will be more affected by these increases to the extent that we are unable to offset such costs by passing through price increases to customers.
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
As of December 31, 2013, Mr. Citron beneficially owned approximately 18.3% of our outstanding common stock, including outstanding securities exercisable for common stock within 60 days of such date. As a result, Mr. Citron is able to exert significant influence over all matters presented to our stockholders for approval, including election and removal of our directors and change of control transactions. In addition, as our non-executive Chairman, Mr. Citron has and will continue to have influence over our strategy and other matters as a board member. Mr. Citron’s interests may not always coincide with the interests of other holders of our common stock.
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

16     VONAGE ANNUAL REPORT 2013

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

ITEM 1B. Unresolved Staff Comments
Not applicable.

ITEM 2. Properties
The following is a summary of our offices and locations:

Location	Business Use	Square Footage	Lease Expiration Date
Holmdel, New Jersey	Corporate Headquarters, Network Operations, Customer Service, Sales and Marketing, Administration	350,000	2017
London, United Kingdom	Sales and Marketing, Administration	3,472	2015
Atlanta, Georgia	Sales and Marketing, Administration, and Product Development	65,824	2014
Tel Aviv, Israel	Application Development	7,158	2015
		426,454
We believe that the facilities that we occupy are adequate for our current needs and do not anticipate leasing any additional space.

17     VONAGE ANNUAL REPORT 2013

ITEM 3. Legal Proceedings

Litigation
From time to time, in addition to those identified below, we are subject to legal proceedings, claims, investigations, and proceedings in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment, and other matters. From time to time, we also receive letters or other communications from third parties inviting us to obtain patent licenses that might be relevant to our business or alleging that our services infringe upon third party patents or other intellectual property. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss or range of loss can be reasonably estimated. These provisions, if any, are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. We believe that we have valid defenses with respect to the legal matters pending against us and are vigorously defending these matters. Given the uncertainty surrounding litigation and our inability to assess the likelihood of a favorable or unfavorable outcome in the above noted matters and our inability to reasonably estimate the amount of loss or range of loss, it is possible that the resolution of one or more of these matters could have a material adverse effect on our consolidated financial position, cash flows or results of operations.
IP Matters

Bear Creek Technologies, Inc. On February 22, 2011, Bear Creek Technologies, Inc. (“Bear Creek”) filed a lawsuit against Vonage Holdings Corp., Vonage America, Inc., Vonage Marketing LLC, and Aptela Inc. (a subsidiary of Vocalocity, Inc., a wholly-owned subsidiary of the Company which was acquired on November 15, 2013 pursuant to an Agreement and Plan of Merger dated October 9, 2013) in the United States District Court for the Eastern District of Virginia (Norfolk Division) alleging that Vonage’s and Aptela’s products and services are covered by United States Patent No. 7,889,722, entitled “System for Interconnecting Standard Telephony Communications Equipment to Internet Protocol Networks” (the “722 Patent”). The suit also named numerous other defendants, including Verizon Communications, Inc., Comcast Corporation, Time-Warner Cable, Inc., AT&T, Inc., and T-Mobile USA Inc. On August 17, 2011, the Court dismissed Bear Creek’s case against the Vonage entities and Aptela, as well as all the other defendants, except for one defendant. Later, on August 17, 2011, Bear Creek re-filed its complaint concerning the ‘722 Patent in the United States District Court for the District of Delaware against the same Vonage entities; and also re-filed a separate complaint concerning the ‘722 Patent in the United States District Court for the Eastern District of Virginia against Aptela. In each complaint, Bear Creek alleges that Vonage and Aptela, respectively, are infringing one or more claims of the ‘722 Patent. In addition, Bear Creek alleges that each party is contributing to and inducing infringement of one or more claims of the ‘722 Patent. On January 25, 2012, Bear Creek filed a motion with the United States Judicial Panel on Multidistrict Litigation seeking to transfer and consolidate its litigations against Vonage and Aptela with twelve other separate actions Bear Creek filed in the U.S. District Courts for Delaware and the Eastern District of Virginia. On May 2, 2012, the Multidistrict Litigation Panel granted Bear Creek’s motion and ordered the coordination or consolidation for pretrial proceedings of all fourteen actions in the U.S. District Court for the District of Delaware. On October 11, 2012, Vonage filed an answer to Bear Creek’s complaint, including counterclaims of non-infringement and invalidity of the ‘722 patent. Aptela, which filed a motion to dismiss Bear Creek’s complaint on September 27, 2011, has not yet answered, as its motion remains pending and awaiting disposition by the court. On November 5, 2012,

Bear Creek filed an answer to Vonage’s counterclaims. On March 1, 2013, several defendants including Vonage moved the Court to stay the case pending resolution of the reexamination of the ‘722 patent requested by Cisco Systems, Inc. (“Cisco”) as described below; the motion was granted on July 17, 2013, and the case is now stayed pending the resolution of the reexamination. On November 8, 2013, the Court granted Bear Creek’s request to terminate and substitute counsel representing it in the litigation.
On March 8, 2012, a third-party requested the United States Patent and Trademark Office (“USPTO”) to reexamine the validity of the asserted ‘722 Patent. The USPTO granted the request on April 26, 2012, and subsequently issued an initial Office Action rejecting all of the ‘722 Patent claims. After reconsideration based on statements made by the patentee, the USPTO on September 19, 2012, reversed its initial rejection, and confirmed all claims as patentable over the references cited in the reexamination request. A second request for reexamination of the ‘722 Patent was filed on September 12, 2012, by Cisco, challenging the validity of the ‘722 Patent. Cisco’s request was granted by the USPTO on November 28, 2012. On March 26, 2013, the USPTO issued an Office Action rejecting all claims of the ‘722 patent as invalid. Bear Creek responded to the Office Action on May 28, 2013, requesting withdrawal of the USPTO’s rejection. Cisco responded to Bear Creek’s submission on June 26, 2013. A third request for reexamination of the ‘722 Patent was filed on September 14, 2012, and the USPTO denied this request on December 6, 2012.
OpinionLab, Inc. On July 18, 2012, OpinionLab, Inc. (“OpinionLab”) filed a lawsuit against IPerceptions, Inc. and IPerceptions US, Inc. (collectively, “IPerceptions”) in the United States District Court for the Northern District of Illinois (Eastern Division) alleging claims of patent infringement, breach of contract, misappropriation of trade secrets, and tortious interference with business expectancy. On August 16, 2012, OpinionLab filed an amended complaint, adding Vonage Marketing LLC and Vonage Holdings Corp. as defendants, and alleging that Vonage’s products and services are covered by United States Patent Nos. 6,421,724, 6,606,581, 6,928,392, 7,085,820, 7,370,285, 8,024,668, and 8,041,805. OpinionLab alleged direct, indirect and willful infringement by Vonage. IPerceptions, the supplier to Vonage of the accused product in this lawsuit, has agreed to fully defend and indemnify Vonage in this lawsuit. On September 11, 2012, IPerceptions and Vonage each moved to dismiss OpinionLab’s indirect and willful patent infringement claims. The motions were denied on November 8, 2012. Vonage answered the complaint on December 7, 2012. On July 11, 2013, the Court issued an order setting the case schedule. On September 6, 2013, OpinionLab filed a second amended complaint, which was answered by defendants on September 23, 2013. On October 14, 2013, OpinionLab made an unopposed motion to consolidate the case for pre-trial purposes with Case No. 13-CV-1574, OpinionLab, Inc. v Qualtrics Labs, Inc., currently pending in the United States District Court for the Northern District of Illinois. The motion was granted October 17, 2013.
RPost Holdings, Inc. On August 24, 2012, RPost Holdings, Inc., RPost Communications Limited, and RMail Limited (collectively, “RPost”) filed a lawsuit against StrongMail Systems, Inc. (“StrongMail”) in the United States District Court for the Eastern District of Texas (Marshall Division) alleging that StrongMail’s products and services, including its electronic mail marketing services, are covered by United States Patent Nos. 8,224,913, 8,209,389, 8,161,104, 7,966,372, and 6,182,219. On January 16, 2013, StrongMail moved the Court to transfer the venue of the lawsuit to the Northern District of California. That motion was denied by the Court on August 19, 2013. On February 11, 2013, RPost filed an amended complaint, adding 27 new defendants, including Vonage America Inc. RPost’s amended complaint alleges willful infringement of the RPost patents by Vonage and each of the other new defendants because they are customers of StrongMail. StrongMail has agreed to fully defend and indemnify Vonage in this lawsuit. Vonage answered the complaint on May 7, 2013. On January 30, 2014, RPost

18     VONAGE ANNUAL REPORT 2013

informed the Court that it is ready for a scheduling conference; the Court has not yet scheduled a conference.
Straight Path IP Group Inc. On November 4, 2013, Straight Path IP Group Inc. (“Straight Path”), a subsidiary of Straight Path Communications Inc., filed a lawsuit against Vonage Holdings Corp., Vonage America, Inc., and Vonage Marketing LLC in the U.S. District Court for the Eastern District of Virginia (Norfolk Division) alleging that Vonage’s products and services are covered by United States Patent Nos. 6,009,469, 6,131,121, 6,513,066, and 6,701,365. Straight Path alleged direct and indirect infringement by Vonage. On December 20, 2013, Vonage moved to transfer the case to the District of New Jersey and that motion was granted by the court on January 17, 2014. On December 30, 2013, Vonage answered the complaint and filed a motion to dismiss Straight Path’s claims for induced and contributory infringement. In response, Straight Path amended its complaint on January 7, 2014. On February 7, 2014, Vonage answered the amended complaint and moved to dismiss Straight Path's claims for indirect infringement.
Previously, on August 2, 2013, Straight Path filed a lawsuit against Vocalocity, Inc. in the U.S. District Court for the Eastern District of Virginia (Richmond Division) alleging that Vocalocity’s products and services are covered by the ‘066 and ‘365 patents. Straight Path alleged direct and indirect infringement by Vocalocity. On September 11, 2013, the lawsuit was ordered consolidated with two other lawsuits by Straight Path filed in early August 2013 against Bandwidth.com, Inc. and Telesphere Networks Ltd., relating to the same patents. On October 15, 2013, Vocalocity moved to dismiss the complaint for failure to state a claim upon which relief could be granted. On October 18, 2013, Straight Path filed an amended complaint. Vocalocity answered the amended complaint on November 4, 2013, and asserted counterclaims for declaratory judgment of non-infringement and invalidity against both patents. Straight Path answered the counterclaims on November 20, 2013. The parties submitted opening and response claim construction briefs on December 13, 2013 and December 20, 2013, respectively. A Markman hearing was held on January 16, 2014. The parties await the Court's claim construction order. On November 13, 2013, the Court approved the parties’ proposed joint discovery plan under which discovery shall conclude on February 14, 2014, and a final pretrial conference shall be held on February 20, 2014.
AIP Acquisition LLC. On January 3, 2014, AIP Acquisition LLC (“AIP”), filed a lawsuit against Vonage Holdings Corp., Vonage America, Inc., and Vonage Marketing LLC in the U.S. District Court for the District of Delaware (Norfolk Division) alleging that Vonage’s products and services are covered by United States Patent No. 7,269,247. Vonage's answer is due February 26, 2014.
Commercial Litigation
Merkin & Smith, et als. On September 27, 2013, Arthur Merkin and James Smith filed a putative class action lawsuit against Vonage America, Inc. in the Superior Court of the State of California, County of Los Angeles, alleging that Vonage violated California’s Unfair Competition Law by charging its customers fictitious 911 taxes and fees. On October 30, 2013, Vonage filed a notice removing the case to the United States District Court for the Central District of California. On October 30, 2013 the case was assigned to a United States District Judge and a Magistrate Judge, with the parties directed to the Court’s Alternative Dispute Resolution program. On November 26, 2013, Vonage filed its Answer to the Complaint.  On December 4, 2013, Vonage filed a Motion to Compel Arbitration. A hearing was held on January 27, 2014, and on February 4, 2014, the Court denied Vonage’s Motion to Compel Arbitration.   Vonage has 30 days to file a notice of appeal of the Court’s decision, if it decides to do so.
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
Federal - Net Neutrality
Clear and enforceable net neutrality rules would make it more difficult for broadband Internet service providers to block or discriminate against Vonage service. Also explicitly applying net neutrality rules to wireless broadband Internet service could create greater opportunities for VoIP applications that run on wireless broadband Internet service. In October 2009, the FCC proposed the adoption of enforceable net neutrality rules for both wired and wireless broadband Internet service providers. The proposed rules would prohibit wired and wireless broadband Internet service providers from blocking or hindering lawful content, applications, or services and from unreasonably discriminating when transmitting lawful network traffic. In addition, broadband Internet service providers would have to publicly disclose certain information about their network management practices. In December 2010, the FCC adopted enforceable net neutrality rules based on its October 2009 proposal. All of the proposed rules in the October 2009 proposal applied to wired broadband Internet providers. The FCC applied some but not all of the proposed rules to wireless broadband service. Wireless broadband Internet services providers are prohibited from blocking or hindering voice or video applications that compete with the broadband Internet service provider's voice or video services. Wireless providers are also subject to transparency requirements, but they are not subject to the prohibition on unreasonable discrimination that applies to wired broadband Internet services providers. Final rules were filed in the Federal Register in September 2011. Shortly thereafter, a number of parties filed appeals of the rules in various federal circuit courts; some alleging that the FCC lacks authority to apply net neutrality rules to broadband service providers and some alleging that the rules did not go far enough. The D.C. Circuit Court of Appeals was selected by lottery to decide the appeals and the appeals alleging that the rules did not go far enough were dropped. The D.C. Circuit Court of Appeals heard oral arguments on the appeal on September 9, 2013. On January 14, 2014, the D.C. Circuit vacated the anti-blocking and the unreasonable discrimination provisions of the rules. The D.C. Circuit decision did not foreclose the FCC from adopting anti-blocking or non-discrimination rules and the FCC may revisit these issues or appeal the ruling.
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

19     VONAGE ANNUAL REPORT 2013

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
Federal - Rural Call Completion Issues
On February 7, 2013, the FCC released a Notice of Proposed Rulemaking on rural call completion issues. The Notice of Proposed Rulemaking (NPRM) proposed new detailed reporting requirements to gauge rural call completion performance. Rural carriers have argued that VoIP provider call completion performance to rural areas is generally poor. On October 28, 2013, the FCC adopted an order on rural call completion that imposes new reporting obligations and restricts certain call signaling practices. The call signaling rules went into effect on January 31, 2014.  On January 17, 2014, we filed for an extension from January 31, 2014 to March 3, 2014 to implement the call signaling rules.  On January 30, 2014, the FCC granted our requested extension.  We could be subject to an FCC enforcement action in the future in the event the FCC took the position that our rural call completion performance is inadequate or we were not compliant with the FCC’s order.
Federal - Numbering Rights
On April 18, 2013, the FCC issued a Notice of Proposed Rulemaking (NPRM) that proposing to modify FCC rules to allow VoIP providers to directly access telephone numbers. In addition, the FCC granted a waiver from its existing rules to allow Vonage to conduct a trial of direct access to telephone numbers. The trial would allow the FCC to obtain real-world data on direct access to telephone numbers by VoIP providers to inform consideration of the NPRM. Direct access to telephone numbers would facilitate IP to IP interconnection, which may allow VoIP providers to provide higher quality, lower cost services, promote the deployment of innovative new voice services, and experience reductions in the cost of telephony services. Vonage successfully completed the trial in certain markets and filed the required reports on the trial with the FCC. On January 31, 2014, the FCC Wireline Competition Bureau issued a positive report on the trial, concluding that Vonage's successful trial confirmed the technical feasibility of interconnected VoIP providers obtaining telephone numbers directly from the numbering administrators. The NPRM provides for a 30-day comment period on this report. Given the positive report, at the end of this comment period, the FCC may adopt its proposed rule to allow VoIP providers to directly access telephone numbers.
Pakistan Termination Rate Increase
On October 1, 2012, Pakistani carriers formed the International Clearing House (ICH). This cartel subsequently took action to increase the cost to terminate international calls to Pakistan by approximately 500 percent . As a result of the implementation of higher termination costs, Vonage was forced to remove Pakistan from unlimited calling in its Vonage World plan. Vonage filed a petition at the FCC, shortly after the ICH rates became effective, seeking an order prohibiting U.S. carriers from paying the new higher ICH rates. On March 5, 2013, the FCC issued an order that prohibits U.S. carriers from paying more than the prevailing termination rate prior to the implementation of the ICH rates. In addition to the Vonage challenge in the U.S., a Pakistani carrier challenged the ICH action under Pakistani competition law. After the trial court found that the ICH violated Pakistani competition law, the Supreme Court of Pakistan overturned the trial court decision and remanded the case to the Competition Commission of Pakistan (CCP). On April 30, 2013, the CCP issued an order that holds that the ICH violates Pakistani competition law. On May 9, 2013, the Sindh High Court temporarily suspended the CCP order while the court considers constitutional challenges to the order made by several Pakistani carriers. Despite favorable action by both U.S. and Pakistani authorities, it is currently unclear if or how long it will take for international termination rates in Pakistan to return to a more competitive level.
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
State and Municipal Taxes
In accordance with generally accepted accounting principles, we make a provision for a liability for taxes when it is both probable that a liability has been incurred and the amount of the liability or range of liability can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. For a period of time, we did not collect or remit state or municipal taxes (such as sales, excise, utility, use, and ad valorem taxes), fees or surcharges (“Taxes”) on the charges to our customers for our services, except that we historically complied with the New Jersey sales tax. We have received inquiries or demands from a number of state and municipal taxing and 911 agencies seeking payment of Taxes that are applied to or collected from customers of providers of traditional public switched telephone network services. Although we have consistently maintained that these Taxes do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations, we are now collecting and remitting sales taxes in certain of those states including a number of states that have changed their statutes to expressly include VoIP. In addition, many states address how VoIP providers should contribute to support public safety agencies, and in those states we remit fees to the appropriate state agencies. We could also be contacted by state or municipal taxing and 911 agencies regarding Taxes that do explicitly apply to VoIP and these agencies could seek retroactive payment of Taxes. As such, we have a reserve of $4,630 as of December 31, 2013 as our best estimate of the potential tax exposure for any retroactive assessment. We believe

20     VONAGE ANNUAL REPORT 2013

the maximum estimated exposure for retroactive assessments is approximately $7,000 as of December 31, 2013.

ITEM 4. Mine Safety Disclosures
Not Applicable.

21     VONAGE ANNUAL REPORT 2013

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

	Price Range of Common Stock
	High	Low
2013
Fourth quarter	$3.93	$3.02
Third quarter	$3.46	$2.73
Second quarter	$3.15	$2.65
First quarter	$2.92	$2.30
2012
Fourth quarter	$2.50	$2.12
Third quarter	$2.55	$1.63
Second quarter	$2.27	$1.64
First quarter	$3.16	$2.14

Holders
At January 31, 2014, we had approximately 181 stockholders of record. This number does not include beneficial owners whose shares are held in street name.
Dividends
We have never paid cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock for at least the next 12 months. We intend to retain all of our earnings, if any, for general corporate purposes, and, if appropriate, to finance the expansion of our business.

Stock Performance Graph
The graph below compares the cumulative total return of

our common stock between December 31, 2008 and December 31, 2013, with the cumulative total return of (1) the S&P 500 Index, (2) the NASDAQ Telecom Index and (3) the NYSE Composite Index. This graph assumes the investment of $100 on December 31, 2008 in our common stock, the S&P 500 Index, the NASDAQ Telecom Index and the NYSE Composite Index, and assumes the reinvestment of dividends, if any.
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

22     VONAGE ANNUAL REPORT 2013

COMPARISON OF THE CUMULATIVE TOTAL RETURN ON COMMON STOCK BETWEEN DECEMBER 31, 2008 AND DECEMBER 31, 2013
Among Vonage Holdings Corp., the S&P 500 Index, the NASDAQ Telecom Index and the NYSE Composite Index.

	December 31,
	2009	2010	2011	2012	2013
Vonage Holdings Corp.	$212.12	$339.39	$371.21	$359.09	$504.55
S&P 500 Index	$123.45	$139.23	$139.23	$157.90	$204.63
NASDAQ Telecom Index	$153.02	$154.06	$134.62	$137.31	$170.29
NYSE Composite Index	$128.94	$138.34	$129.88	$146.66	$180.65

Common Stock repurchases

See Note 8 – Common Stock of the Notes to Financial Statements (Part IV of this Form 10-K) for information regarding common stock repurchases by quarter. Following are our monthly common stock repurchases (in thousands, except per share value) during the fourth quarter of 2013, all of which were purchased as part of publicly announced repurchase programs:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Program
October 1, 2013 - October 31, 2013 (1)	1,159	3.37	1,159	$56,953
November 1, 2013 - November 30, 2013 (2)	853	3.33	853	$54,111
December 1, 2013 - December 31, 2013 (3)	1,456	3.27	1,456	$49,347
	3,468		3,468

(1) including 50 shares, or $185, of common stock repurchases settled in November 2013; excluding commission of $1.
(2) including 240 shares, or $793, of common stock repurchases settled in December 2013; excluding commission of $2.
(3) including 220 shares, or $734, of common stock repurchases settled in January 2014; excluding commission of $2.

On February 7, 2013, Vonage's Board of Directors discontinued the remainder of the $50,000 repurchase program, announced on July 25, 2012, effective at the close of business on February 12, 2013, with $16,682 remaining, and authorized a new program to repurchase up to $100,000 of the Company's outstanding shares. The $100,000 repurchase program expires on December 31, 2014 but may be suspended or discontinued at any time without notice. The specific timing and amount of repurchases will vary based on available capital resources and other financial and operational performance, market conditions, securities law limitations, and other factors. The repurchases will be made using our cash resources. In any period, cash used in financing activities related to common stock repurchases may differ from the comparable change in stockholders' equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash.

23     VONAGE ANNUAL REPORT 2013

During the three months ended December 31, 2013, we repurchased 3,468 shares of Vonage Holdings Corp. common stock for $11,514 exclude commission using cash resources pursuant to the $100,000 repurchase program. The repurchases occurred in the open market and pursuant to a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934. As of December 31, 2013, approximately $49,347 remained of our $100,000 repurchase program.

24     VONAGE ANNUAL REPORT 2013

ITEM 6. Selected Financial Data
The following table sets forth our selected historical financial information. The statement of operations and cash flow data for the years ended December 31, 2013, 2012, and 2011 and the balance sheet data as of December 31, 2013 and 2012 are derived from our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The statement of operations and cash flow data for the years ended December 31, 2010 and 2009 and the balance sheet data as of

December 31, 2011, 2010 and 2009 are derived from our audited consolidated financial statements and related notes not included in this Annual Report on Form 10-K. The results included below and elsewhere are not necessarily indicative of our future performance. You should read this information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	For the years ended December 31,
(In thousands, except per share amounts)	2013 (1)	2012	2011	2010	2009
Statement of Operations Data:
Revenues	$829,067	$849,114	$870,323	$885,042	$889,080

Operating Expenses:
Direct cost of telephony services (2)	213,712	231,877	236,149	243,794	213,553
Direct cost of goods sold	37,586	39,133	41,756	55,965	71,488
Selling, general and administrative	262,302	242,368	234,754	238,986	265,456
Marketing	227,052	212,540	204,263	198,170	227,990
Depreciation and amortization	36,066	33,324	37,051	53,073	53,391
Loss from abandonment of software assets	—	25,262	—	—	—
	776,718	784,504	753,973	789,988	831,878
Income from operations	52,349	64,610	116,350	95,054	57,202
Other Income (Expense):
Interest income	307	109	135	519	277
Interest expense	(6,557)	(5,986)	(17,118)	(48,541)	(54,192)
Change in fair value of embedded features within notes payable and stock warrant	—	—	(950)	(99,338)	(49,933)
Loss (gain) on extinguishment of notes	—	—	(11,806)	(31,023)	4,041
Other (expense) income, net	(104)	(11)	(271)	(18)	843
	(6,354)	(5,888)	(30,010)	(178,401)	(98,964)
Income (loss) before income tax (expense) benefit	45,995	58,722	86,340	(83,347)	(41,762)
Income tax (expense) benefit	(18,194)	(22,095)	322,704	(318)	(836)
Net Income (loss)	$27,801	$36,627	$409,044	$(83,665)	$(42,598)
Plus: Net loss attributable to noncontrolling interest	$488	$—	$—	$—	$—
Net income (loss) attributable to Vonage	$28,289	$36,627	$409,044	$(83,665)	$(42,598)
Net income (loss) attributable to Vonage per common share:
Basic	$0.13	$0.16	$1.82	$(0.40)	$(0.25)
Diluted	$0.13	$0.16	$1.69	$(0.40)	$(0.25)
Weighted-average common shares outstanding:
Basic	211,563	224,264	224,324	209,868	170,314
Diluted	220,520	232,633	241,744	209,868	170,314

25     VONAGE ANNUAL REPORT 2013

	For the years ended December 31,
(dollars in thousands)	2013 (1)	2012	2011	2010	2009
Statement of Cash Flow Data:
Net cash provided by operating activities	$88,243	$119,843	$146,786	$194,212	$38,396
Net cash used in investing activities	(120,985)	(25,472)	(37,604)	(4,686)	(50,565)
Net cash provided by (used in) financing activities	21,891	(56,257)	(130,138)	(143,762)	(3,253)

	December 31,
(dollars in thousands)	2013 (1)	2012	2011	2010	2009
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$84,663	$97,110	$58,863	$78,934	$32,213
Property and equipment, net	52,243	60,533	67,978	79,050	90,548
Goodwill and intangible assets, net	160,477	6,681	9,056	4,186	5,331
Total deferred tax assets, including current portion, net	264,900	306,113	325,601	—	—
Restricted cash	4,405	5,656	6,929	7,978	43,700
Total assets	642,749	547,389	566,215	260,392	313,384
Total notes payable and indebtedness under revolving credit facility, including current portion	121,666	42,500	70,833	193,004	201,771
Capital lease obligations	13,090	15,561	17,665	19,448	20,948
Total liabilities	304,713	225,974	266,648	390,039	405,293
Total stockholders’ equity (deficit)	338,074	321,415	290,567	(129,647)	(91,909)

(1) The year ended December 31, 2013 includes the impact of the acquisition of Vocalocity Inc., which was completed in the fourth quarter.

(2) Excludes depreciation and amortization of $14,892 for 2013, $15,115 for 2012, $15,824 for 2011, $18,725 for 2010, and $18,958 for 2009.

26     VONAGE ANNUAL REPORT 2013

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

OVERVIEW

We are a leading provider of communications services connecting people through cloud-connected devices worldwide. We rely heavily on our network, which is a flexible, scalable Session Initiation Protocol (SIP) based Voice over Internet Protocol, or VoIP, network. This platform enables a user via a single “identity,” either a number or user name, to access and utilize services and features regardless of how they are connected to the Internet, including over 3G, 4G, Wi-Fi, Cable, or DSL broadband networks. This technology enables delivery of voice, messaging and video services globally on a variety of devices.
Since its inception, Vonage has used IP technology to disrupt large existing markets by offering high-value, low cost communications services. From its start-up roots, the Company has evolved into a leader in the VoIP services market, with 2.5 million customer lines serving residential and small and medium business customers. Customers using our core Vonage landline replacement service are located in the United States (94% of lines), Canada and the UK. Our mobile applications serve customers around the world.
Key to the Company's evolution was its strategic, operational and financial transformation, which was largely completed in 2012. This transformation resulted in a dramatic swing to profitability enabled by significant cost reductions, a meaningful lowering of customer defections, and the successful restructuring our balance sheet. This transformation positioned the Company to pursue our current growth strategy.
Strategically, we shifted our primary focus in our domestic markets to serving the rapidly growing but under-served ethnic segments in the United States with international calling needs. We improved the customer value proposition by being the first to deliver flat-rate, unlimited calling to over 60 countries with the launch of our Vonage World service, and we differentiated our service by providing enhanced features, including our mobile Extensions service, at no extra cost. These strategic shifts have resulted in new customers with a higher average lifetime value and a better churn profile than those in the past.
Operationally, we lowered customer churn from highs of 3.6% in July 2009 to 2.6% in 2012; we further lowered churn in 2013 to 2.5%. Through three debt refinancings in December 2010, July 2011, and February 2013, we lowered our interest rate from 20% to less than 4%, saving over $40 million in annual interest expense.
Our disciplined approach to cash management was fundamental in enabling us to establish our share repurchase program which was first instituted in August of 2012. We currently have a $100,000 repurchase authorization in place to be completed by December 31, 2014. As of December 31, 2013, we have repurchased $50,653 or 16,954 shares of Vonage common stock. Since beginning the first repurchase program, we have repurchased $83,971 or 31,390 shares of Vonage stock.
We believe our repurchase program reflects our balanced approach to capital allocation as we invest for growth, both organically and inorganically through acquisitions, and deliver value to shareholders without compromising our ongoing operational needs.
In 2013 we made important progress against each of our growth priorities. We launched the BasicTalk brand nationally, offering compelling value to domestic callers. In the core Vonage branded business, we continued to allocate marketing investments from mass-reach vehicles like television to more ethnically-targeted and cost-efficient, in-person selling channels. These initiatives combined to offset the existing weakening in our premium domestic service, which reflects broad market trends. As a result, for 2013, we delivered positive net line additions for the first time since 2008. We grew the penetration rate of our mobile Extension service, which extends our home phone product to mobile phones, and we improved our standalone mobile app with quality and feature enhancements, including video calling and video voicemail. Early in 2013 we announced a joint venture to launch service in Brazil and we expect to enter this market with a phased launch in the second quarter of 2014. In late 2013 we acquired Vocalocity, a leading provider of hosted VoIP services to small and medium businesses.
Recent Developments
Acquisition of Vocalocity. Pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) dated October 9, 2013, by and among Vocalocity Inc. ("Vocalocity"), Vista Merger Corp., a Delaware corporation and newly formed wholly-owned subsidiary of Vonage (“Merger Sub”), Vonage and Shareholder Representative Services, LLC (acting solely in its capacity as the Representative, the “Representative”). Pursuant to the Merger Agreement, on November 15, 2013, Merger Sub merged with and into Vocalocity, and Vocalocity became a wholly-owned subsidiary of Vonage (the “ Merger ”).
Vocalocity was acquired for $130,000 adjusted for $2,869 of excess cash as of the closing date and the increase in value of the 7,983 shares of Vonage common stock from the signing date to the closing date of $1,298, resulting in a total acquisition cost was $134,167. We financed the transaction through $32,981 of cash and $75,000 from our credit facility. The acquisition of Vocalocity immediately positions Vonage as a leader in the SMB hosted VoIP market. SMB and SOHO services will be offered under the Vonage Business Solutions brand.
Joint Venture in Brazil. We continue to make progress building the foundation to deliver VoIP services through our joint venture in Brazil.  The joint venture has completed network testing, finalized plans to host its billing platform, built out its management team, is currently performing integrated production testing, and has established and trained customer care centers.   We are also implementing a change to the ownership structure of our joint venture. In late 2013, our partner was unable to meet its capital call obligations resulting in the delivery of a notice to our partner in early 2014 that we would be exercising our dilution rights.  As a result, our ownership level in the joint venture is expected to increase to more than 90%.  Our joint venture partner continues to contribute to implementation steps and progress building the foundation to deliver VoIP services.  We do not expect these funding issues to increase risk to our planned market entry in the second quarter of 2014.

Trends in Our Industry and Key Operating Data A number of trends in our industry have a significant effect on our results of operations and are important to an understanding of our financial statements.
Competitive landscape. We face intense competition from traditional telephone companies, wireless companies, cable companies, and alternative voice communication providers. Most traditional wireline and wireless telephone service providers and cable companies are substantially larger and better capitalized than we are

27     VONAGE ANNUAL REPORT 2013

and have the advantage of a large existing customer base. In addition, because our competitors provide other services, they often choose to offer VoIP services or other voice services as part of a bundle that includes other products, such as Internet access, cable television, and home telephone service, with an implied price for telephone service that may be significantly below ours. In addition, such competitors may in the future require new customers or existing customers making changes to their service to purchase voice services when purchasing high speed Internet access. Further, as wireless providers offer more minutes at lower prices, better coverage, and companion landline alternative services, their services have become more attractive to households as a replacement for wireline service. We also compete against alternative voice communication providers, such as magicJack, Skype, and Google Voice. Some of these service providers have chosen to sacrifice telephony revenue in order to gain market share and have offered their services at low prices or for free. As we continue to introduce applications that integrate different forms of voice and messaging services over multiple devices, we are facing competition from emerging competitors focused on similar integration, as well as from alternative voice communication providers. In addition, our competitors have partnered and may in the future partner with other competitors to offer products and services, leveraging their collective competitive positions. We also are subject to the risk of future disruptive technologies. In connection with our emphasis on the international long distance market, we face competition from low-cost international calling cards and VoIP providers in addition to traditional telephone companies, cable companies, and wireless companies. In connection with our Vonage Business Solutions SMB and SOHO markets, we face competition from the traditional telephone and cable companies discussed above, as well as from SMB communications providers such as 8x8, Ring Central, and other companies.
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
Regulation. Our business has developed in a relatively lightly regulated environment. The United States and other countries, however, are examining how VoIP services should be regulated. A November 2010 order by the FCC that permits states to impose state universal service fund obligations on VoIP service, discussed in Note 10 to our financial statements, is an example of efforts by regulators to determine how VoIP service fits into the telecommunications regulatory landscape. In addition to regulatory matters that directly address VoIP, a number of other regulatory initiatives could impact our business. One such regulatory initiative is net neutrality. In December 2010, the FCC adopted a revised set of net neutrality rules for broadband Internet service providers. These rules made it more difficult for broadband Internet service providers to block or discriminate against Vonage service. On January 14, 2014, the D.C. Circuit Court of Appeals vacated the anti-blocking and the unreasonable discrimination provisions of the rules. The D.C. Circuit decision did not foreclose the FCC from adopting anti-blocking or non-discrimination rules and the FCC may revisit these issues or appeal the ruling. In addition, on February 9, 2011, the FCC released a Notice of Proposed Rulemaking on reforming universal service and the intercarrier compensation (“ICC”) system that governs payments between telecommunications carriers primarily for terminating traffic. The FCC's adoption of an ICC proposal will impact Vonage's costs for telecommunications services. On October 27, 2011, the FCC adopted an order reforming universal service and ICC. The FCC order provides that VoIP originated calls will be subject to interstate access charges for long distance calls and reciprocal compensation for local calls that terminate to the public switched telephone network (“PSTN”). The termination charges for all traffic, including VoIP originated traffic, will transition over several years to a bill and keep arrangement (i.e., no termination charges). Numerous parties filed appeals of the FCC's ICC order. We believe that the order, if effected, will positively impact our costs over time. See also the discussion under "Regulation" in Note 10 to our financial statements for a discussion of regulatory issues that impact us.

The table below includes key operating data that our management uses to measure the growth and operating performance of our business:

	For the Years Ended December 31,
	2013	2012	2011
Gross subscriber line additions	652,852	652,750	672,274
Change in net subscriber lines	9,392	(15,071)	(29,996)
Subscriber lines (at period end)	2,542,926	2,359,816	2,374,887
Average monthly customer churn	2.5%	2.6%	2.6%
Average monthly operating revenues per line	$28.18	$29.89	$30.35
Average monthly direct cost of telephony services per line	$7.27	$8.16	$8.23
Marketing costs per gross subscriber line addition	$347.78	$325.61	$303.84
Employees (excluding temporary help) (at period end)	1,243	983	1,008

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
Change in net subscriber lines. Change in net subscriber lines for a particular period reflects the number of subscriber lines at the end of the period, less the number of subscriber lines at the beginning of the period.
Subscriber lines. Our subscriber lines include, as of a particular date, all paid subscriber lines from which a customer can make an outbound telephone call on that date. Our subscriber lines include fax lines and soft phones but do not include our virtual phone numbers or toll free numbers, which only allow inbound telephone calls to customers. Subscriber lines increased by 9,392, excluding subscriber lines from Vocalocity prior to acquisition, from 2,359,816 as of December 31, 2012 to 2,542,926, as of December 31, 2013.
Average monthly customer churn. Average monthly customer churn for a particular period is calculated by dividing the number of customers that terminated during that period by the simple average number of customers during the period, and dividing the result by the number of months in the period. The simple average number of customers during the period is the number of customers on the first day of the period, plus the number of customers on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first 30 days after activation. Our average monthly customer churn decreased to 2.5% for 2013 compared to 2.6% for 2012. The decline in churn was a result of reintroduction of a service

28     VONAGE ANNUAL REPORT 2013

period requirement in certain instances, sustained improvements in customer satisfaction and more effective retention processes. Our average monthly customer churn also decreased sequentially from 2.6% for the three months ended September 30, 2013 to 2.5% for the three months ended December 31, 2013 and was flat compared to the three months ended December 31, 2012. We monitor churn on a daily basis and use it as an indicator of the level of customer satisfaction. Other companies may calculate churn differently, and their churn data may not be directly comparable to ours. Customers who have been with us for a year or more tend to have a lower churn rate than customers who have not. In addition, our customers who are residential international callers generally churn at a lower rate than residential customers who are domestic callers. Customers with service period requirements tend to have a lower churn rate than customers without service period requirements.  Similar trends are seen between customers obtained through retail sales, which generally do not include service period requirements, and those obtained through non-retail channels, which generally do include such service period requirements.  In addition, business customers generally churn at a lower rate than residential customers. Our churn will fluctuate over time due to economic conditions, competitive pressures, marketplace perception of our services, and our ability to provide high quality customer care and network quality and add future innovative products and services.
Average monthly operating revenues per line. Average monthly revenue per line for a particular period is calculated by dividing our total revenue for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. The simple average number of subscriber lines for the period is the number of subscriber lines on the first day of the period, plus the number of subscriber lines on the last day of the period, divided by two. Our average monthly revenue per line decreased to $28.18 for 2013 compared to $29.89 for 2012. This decrease was due primarily to rate plan mix and lower USF fees. The continued expansion of lower priced plan offerings including BasicTalk to meet customer segment needs may cause downward pressure on average monthly revenues per line, offset by any selected pricing actions.
Average monthly direct cost of telephony services per line. Average monthly direct cost of telephony services per line for a particular period is calculated by dividing our direct cost of telephony services for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. We use the average monthly direct cost of telephony services per line to evaluate how effective we are at managing our costs of providing service. Our average monthly direct cost of telephony services per line decreased to $7.27 for 2013 compared to $8.16 for 2012, due primarily to the decrease in termination costs driven by more favorable rates negotiated with our service providers, the decrease in our network costs and in our E-911 costs, and the decrease in regulatory fees.
Marketing cost per gross subscriber line addition. Marketing cost per gross subscriber line addition is calculated by dividing our marketing expense for a particular period by the number of gross subscriber line additions during the period. Marketing expense does not include the cost of certain customer acquisition activities, such as rebates and promotions, which are accounted for as an offset to revenues, or customer equipment subsidies, which are accounted for as direct cost of goods sold. As a result, it does not represent the full cost to us of obtaining a new customer. Our marketing cost per gross subscriber line addition increased to $347.78 for 2013 from $325.61 in 2012, due primarily to our investment in BasicTalk including a portion of costs that were fixed and not variable with subscriber line additions.
Employees. Employees represent the number of personnel that are on our payroll and exclude temporary or outsourced labor.

OPERATING REVENUES

Revenues consist of telephony services revenue and customer equipment and shipping revenue. Substantially all of our revenues are telephony services revenue. In the United States, we offer domestic and international rate plans to meet the needs of our customers, including a variety of residential plans and mobile plans. The

“Vonage World” plan, available in the United States and Canada, offers unlimited calling across the United States and Puerto Rico, unlimited international calling to over 60 countries including India, Mexico, and China, subject to certain restrictions, and free voicemail to text messages with Vonage Visual Voicemail. Each of our unlimited plans other than Vonage World offers unlimited domestic calling as well as unlimited calling to Puerto Rico, Canada, and selected European countries, subject to certain restrictions. Each of our basic plans offers a limited number of domestic calling minutes per month. We offer similar plans in Canada. Under our basic plans, we charge on a per minute basis when the number of domestic calling minutes included in the plan is exceeded for a particular month. International calls (except for calls to Puerto Rico, Canada and certain European countries under our unlimited plans and a variety of countries under international calling plans and Vonage World) are charged on a per minute basis. These per minute fees are not included in our monthly subscription fees. Through our recent acquisition of Vocalocity, we offer SMB and SOHO customers several service plans with different pricing structures under the Vonage Business Solutions brand. The service plans include an array of basic and enhanced features applicable to the needs of SMB and SOHO customers. Customers also have the opportunity to purchase premium features for additional fees.
We have begun to integrate the combined operations of Vocalocity, now under the Vonage Business Solutions brand, with Vonage, eliminating overlapping processes and integrating products and sales efforts. We have also begun to optimize lead flow generated by the Vonage brand, directing prospective business customers from Vonage inbound telemarketing or websites to the Vonage Business Solutions website and inbound telesales channels. We expect these efforts to shift certain core gross subscriber line additions and revenue from the Vonage brand to Vonage Business Solutions, leading to subscriber additions with higher total lines and average monthly revenue per line.
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

29     VONAGE ANNUAL REPORT 2013

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
Customer equipment and shipping revenue consists of revenue from sales of customer equipment to our wholesalers or directly to customers and retailers. In addition, customer equipment and shipping revenues include revenues from the sale of VoIP telephones in order to access our small and medium business services on a net basis rather than a gross basis as we act as an agent, rather than a principal. Customer equipment and shipping revenue also includes the fees, when collected, that we charge our customers for shipping any equipment to them.

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
Direct cost of telephony services. Direct cost of telephony services primarily consists of fees that we pay to third parties on an ongoing basis in order to provide our services. These fees include:

>
Access charges that we pay to other telephone companies to terminate domestic and international calls on the public switched telephone network. These costs represented approximately 52% and 49% of our total direct cost of telephony services for 2013 and 2012, respectively, with a portion of these payments ultimately being made to incumbent telephone companies. When a Vonage subscriber calls another Vonage subscriber, we do not pay an access charge.

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

>	Rent and related expenses.

>	Professional fees for legal, accounting, tax, public relations, lobbying, and development activities.

>	Acquisition related transaction and integration costs.

>	Litigation settlements.
Marketing expense. Marketing expense consists of:

>	Advertising costs, which comprise a majority of our marketing expense and include online, television, direct mail, alternative media, promotions, sponsorships, and inbound and outbound telemarketing.

>	Creative and production costs.

>	The costs to serve and track our online advertising.

>	Certain amounts we pay to retailers for activation commissions.

>	The cost associated with our customer referral program.
Depreciation and amortization expenses. Depreciation and amortization expenses include:

>	Depreciation of our network equipment, furniture and fixtures, and employee computer equipment.

>	Amortization of leasehold improvements and purchased and developed software.

>	Amortization of intangible assets (developed technology, customer relationships, non-compete agreements, patents, trademarks and trade names).

>	Loss on disposal or impairment of property and equipment.
Loss from abandonment of software assets. Loss from abandonment of software assets include:

>	Impairment of investment in software assets.

30     VONAGE ANNUAL REPORT 2013

OTHER INCOME (EXPENSE)

Other Income (Expense) consists of:

>	Interest income on cash and cash equivalents.

>	Interest expense on notes payable, patent litigation judgments and settlements, and capital leases.

>	Amortization of debt related costs.

>	Accretion of notes.

>	Realized and unrealized gains (losses) on foreign currency.

>	Gain (loss) on extinguishment of notes.

>	Change in fair value of stock warrant.

RESULTS OF OPERATION

The following table sets forth, as a percentage of consolidated operating revenues, our consolidated statement of income for the periods indicated:

	For the Years Ended December 31,
	2013	2012	2011

Revenues	100%	100%	100%

Operating Expenses:
Direct cost of telephony services (excluding depreciation and amortization)	26	27	27
Direct cost of goods sold	5	5	5
Selling, general and administrative	32	28	27
Marketing	27	25	24
Depreciation and amortization	4	4	4
Loss from abandonment of software assets	—	3	—
	94	92	87
Income from operations	6	8	13
Other Income (Expense):
Interest income	—	—	—
Interest expense	(1)	(1)	(2)
Change in fair value of stock warrant	—	—	—
Loss on extinguishment of notes	—	—	(1)
Other expense, net	—	—	—
	(1)	(1)	(3)
Income before income tax expense	5	7	10
Income tax expense	(2)	(3)	37
Net income	3%	4%	47%
Plus: Net loss attributable to noncontrolling interest	—%	—%	—%
Net income attributable to Vonage	3%	4%	47%

31     VONAGE ANNUAL REPORT 2013

Summary of Results for the Years Ended December 31, 2013, 2012, and 2011

Revenues, Direct Cost of Telephony Services and Direct Cost of Good Sold	For the years ended December 31,			Dollar Change 2013 vs. 2012	Dollar Change 2012 vs. 2011	Percent Change 2013 vs. 2012	Percent Change 2012 vs. 2011
(in thousands, except percentages)	2013	2012	2011
Revenues	$829,067	$849,114	$870,323	$(20,047)	$(21,209)	(2)%	(2)%
Direct cost of telephony services (1)	213,712	231,877	236,149	(18,165)	(4,272)	(8)%	(2)%
Direct cost of goods sold	37,586	39,133	41,756	(1,547)	(2,623)	(4)%	(6)%

(1) Excludes depreciation and amortization of $14,892, $15,115, and $15,824, respectively.

2013 compared to 2012
Revenues. The decrease in revenues of $20,047, or 2%, was primarily driven by a decrease of $17,573 in monthly subscription fees resulting from rate plan mix, lower customer acquisitions on premium plans, prior year line losses, and retention activities partially offset by revenue from Vocalocity since the acquisition that closed on November 15, 2013. There was also a decrease in activation fees of $1,077 and a decrease in other revenue of $996 due to lower rates from our revenue sharing partners. There was an increase in credits issued to subscribers of $2,449, a decrease in additional features revenue of $1,090, and a decrease in international minutes of use revenue of $1,234. These decreases were offset by an increase in fees that we charged for disconnecting our service of $1,024 due to reinstatement of contracts for new customers beginning in February 2012, and an increase in our regulatory fee revenue of $3,784, which includes a decrease of $7,771 in USF fees offset by an increase in regulatory recovery fees and E-911 fees of $11,555.
Direct cost of telephony services. The decrease in direct cost of telephony services of $18,165, or 8%, was primarily driven by a decrease in domestic termination costs of $1,290 due to improved termination rates, which are costs that we pay other phone companies for terminating phone calls, and fewer minutes of use and a decrease in our network costs of $5,962, which includes costs for co-locating in other carriers’ facilities, leasing phone numbers, routing calls on the Internet, E-911 costs, and transferring calls to and from the Internet to the public switched telephone network. There was also a decrease in other costs of $678, a decrease in international usage of $2,413 driven by improved termination rates, and a decrease of USF and related fees imposed by government agencies of $7,775.
Direct cost of goods sold. The decrease in direct cost of goods sold of $1,547, or 4%, was primarily due to a decrease in waived activation fees for new customers of $5,566 due to lower direct customer adds, a decrease in shipping costs of $1,598, and a decrease in amortization costs on deferred customer equipment of $585, offset by an increase in customer equipment costs of $6,204 from additional customers from our retail expansion.

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

32     VONAGE ANNUAL REPORT 2013

Selling, General and Administrative	For the years ended December 31,			Dollar Change 2013 vs. 2012	Dollar Change 2012 vs. 2011	Percent Change 2013 vs. 2012	Percent Change 2012 vs. 2011
(in thousands, except percentages)	2013	2012	2011
Selling, general and administrative	$262,302	$242,368	$234,754	$19,934	$7,614	8%	3%

2013 compared to 2012
Selling, general and administrative. For the year ended 2013 compared to the year ended 2012, selling expense increased by $12,641 including $3,701 due to the expansion of the number of community sales teams, and $10,749 due to an increase in the number of retail stores with assisted selling and the nationwide BasicTalk launch, offset by a decrease of $2,158 related to product awareness advertising of our mobile offering launched in February 2012. For the year ended 2013 compared to the year ended 2012, general and administrative expense increased by $7,293 due mainly to higher share based cost of $5,868, an increase in compensation and employee related expense of $7,703 including expense from Vocalocity since the acquisition that closed on November 15, 2013, and an increase in professional fees of $1,798. There was also an increase in taxes of $2,082 and an increase in acquisition related costs of $2,768 related to the acquisition of Vocalocity, primarily related to professional fees. These increases were offset by a resolution of an insurance claim for prior period legal fees and settlement expenses of $2,300, lower customer care costs of $7,145, and a decrease in telecommunications expenses of $1,100. There was also a decrease in settlement cost of $972 and a decrease in other expense of $1,122.

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

Marketing	For the years ended December 31,			Dollar Change 2013 vs. 2012	Dollar Change 2012 vs. 2011	Percent Change 2013 vs. 2012	Percent Change 2012 vs. 2011
(in thousands, except percentages)	2013	2012	2011
Marketing	$227,052	$212,540	$204,263	$14,512	$8,277	7%	4%

2013 compared to 2012
Marketing. The increase in marketing expense of $14,512, or 7%, as a result of our investment for the nationwide launch of BasicTalk including a portion of costs that were fixed and not variable with subscriber line additions.

2012 compared to 2011
Marketing. The increase in marketing expense of $8,277, or 4%, resulted from increasing our marketing investment in direct mail and retail to reach targeted ethnic segments and incremental media expenses associated with the market test of our low-priced domestic offer partially offset by the decrease in television advertising.

Depreciation and Amortization	For the years ended December 31,			Dollar Change 2013 vs. 2012	Dollar Change 2012 vs. 2011	Percent Change 2013 vs. 2012	Percent Change 2012 vs. 2011
(in thousands, except percentages)	2013	2012	2011
Depreciation and amortization	$36,066	$33,324	$37,051	$2,742	$(3,727)	8%	(10)%

2013 compared to 2012
Depreciation and amortization. The increase in depreciation and amortization of $2,742, or 8%, was primarily due to the amortization of acquisition-related intangibles of $2,483 and an increase in software amortization of $1,553 partially offset by lower depreciation of network equipment, computer hardware, and furniture of $1,295.

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

33     VONAGE ANNUAL REPORT 2013

Loss from abandonment of software assets	For the years ended December 31,			Dollar Change 2013 vs. 2012	Dollar Change 2012 vs. 2011	Percent Change 2013 vs. 2012	Percent Change 2012 vs. 2011
(in thousands, except percentages)	2,013	2,012	2,011
Loss from abandonment of software assets	$—	$25,262	$—	$(25.262)	$25.262	(100)%	100%

2013 compared to 2012
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

Other Income (Expense)	For the years ended December 31,			Dollar Change 2013 vs. 2012	Dollar Change 2012 vs. 2011	Percent Change 2013 vs. 2012	Percent Change 2012 vs. 2011
(in thousands, except percentages)	2013	2012	2011
Interest income	$307	$109	$135	$198	$(26)	182%	(19)%
Interest expense	(6,557)	(5,986)	(17,118)	(571)	11,132	(10)%	65%
Change in fair value of stock warrant	—	—	(950)	—	950	—%	100%
Loss on extinguishment of notes	—	—	(11,806)	—	11,806	—%	100%
Other expense, net	(104)	(11)	(271)	(93)	260	(845)%	96%
	$(6,354)	$(5,888)	$(30,010)

2013 compared to 2012
Interest income. Interest income increased $198, or 182%.
Interest expense. The increase in interest expense of $571, or 10%, was due mainly to a higher principal balance on our credit facility entered into in connection with our refinancing in February 2013 than the remaining principal balance on our credit facility entered into in connection with our refinancing in July 2011 and the funds we borrowed from the 2013 revolving credit facility in November 2013 in connection with the acquisition of Vocalocity.
Other expense, net. Other expense, net increased by $93 in 2013 compared to 2012.

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
Other. Net other income and expense decreased by $260 in 2012 compared to 2011.

Income Tax (Expense) Benefit	For the years ended December 31,			Dollar Change 2013 vs. 2012	Dollar Change 2012 vs. 2011	Percent Change 2013 vs. 2012	Percent Change 2012 vs. 2011
(in thousands, except percentages)	2013	2012	2011
Income tax (expense) benefit	$(18,194)	$(22,095)	$322,704	$3,901	$(344,799)	18%	(107)%
Effective tax rate	39%	38%	(375)%

We recognize income tax expense equal to our pre-tax income multiplied by our effective income tax rate, an expense that had not been recognized prior to the reduction of the valuation allowance in the fourth quarter of 2011. In addition, adjustments were recorded for discrete period items related to stock compensation and changes to our state effective tax rate.
The provision also includes the federal alternative minimum tax and state and local income taxes in 2013, 2012, and 2011.
We are required to record a valuation allowance which reduces net deferred tax assets if we conclude that it is more likely than not that taxable income generated in the future will be insufficient to utilize the future income tax benefit from these net deferred tax assets prior to expiration. Our net deferred tax assets primarily consist of net operating loss carry forwards (“NOLs”). We periodically review this conclusion, which requires significant management judgment. Until the fourth quarter of 2011, we recorded a valuation allowance which reduced our net deferred tax assets to zero. In the fourth quarter of 2011, based upon our sustained profitable operating performance over the past three years excluding certain losses associated with our prior convertible notes and our December 2010 debt refinancing and our positive outlook for taxable income in the future, our evaluation determined that the benefit resulting from our net deferred tax assets (namely, the NOLs) are likely to be usable prior to their expiration. Accordingly, we released

34     VONAGE ANNUAL REPORT 2013

the related valuation allowance against our United States and Canada net deferred tax assets, and a portion of the allowance against our state net deferred tax assets as certain NOLs may expire prior to utilization due to shorter utilization periods in certain states, resulting in a one-time non-cash income tax benefit of $325,601 that we recorded in our statement of income and a corresponding net deferred tax asset of $325,601 that we recorded on our balance sheet on December 31, 2011. In the future, if available evidence changes our conclusion that it is more likely than not that we will utilize our net deferred tax assets prior to their expiration, we will make an adjustment to the related valuation allowance and income tax expense at that time.

As of December 31, 2013, we had net operating loss carry forwards for United States federal and state tax purposes, including the NOLs of Vocalocity as of the date of acquisition, of $715,524 and $251,627, respectively, expiring at various times from years ending 2013 through 2033. In addition, we had net operating loss carry forwards for Canadian tax purposes of $14,171 expiring through 2027. We also had net operating loss carry forwards for United Kingdom tax purposes of $41,423 with no expiration date.

Net Income	For the years ended December 31,			Dollar Change 2013 vs. 2012	Dollar Change 2012 vs. 2011	Percent Change 2013 vs. 2012	Percent Change 2012 vs. 2011
(in thousands, except percentages)	2013	2012	2011
Net income	$27,801	$36,627	$409,044	$(8,826)	$(372,417)	(24)%	(91)%

2013 compared to 2012
Net Income. Based on the activity described above, our net income of $27,801 for the year ended December 31, 2013 decreased by $8,826, or 24%, from net income of $36,627 for the year ended December 31, 2012.

2012 compared to 2011
Net Income. Based on the activity described above, our net income of $36,627 for the year ended December 31, 2012 decreased by $372,417, or 91%, from net income of $409,044 for the year ended December 31, 2011.

Net loss attributable to noncontrolling interest	For the years ended December 31,			Dollar Change 2013 vs. 2012	Dollar Change 2012 vs. 2011	Percent Change 2013 vs. 2012	Percent Change 2012 vs. 2011
	2013	2012	2011
Net loss attributable to noncontrolling interest	$488	$—	$—	$488	$—	100%	—%

2013 compared to 2012
Net loss attributable to noncontrolling interest. The net loss attributable to noncontrolling interest of $488 for the year ended December 31, 2013 represented 30% of the net loss of a consolidated subsidiary in Brazil.

2012 compared to 2011
Net loss attributable to noncontrolling interest. None.

Net income attributable to Vonage	For the years ended December 31,			Dollar Change 2013 vs. 2012	Dollar Change 2012 vs. 2011	Percent Change 2013 vs. 2012	Percent Change 2012 vs. 2011
	2013	2012	2011
Net income attributable to Vonage	$28,289	$36,627	$409,044	$(8,338)	$(372,417)	(23)%	(91)%

2013 compared to 2012
Net Income attributable to Vonage. Based on the activity described above, our net income attributable to Vonage of $28,289 for the year ended December 31, 2013 decreased by $8,338, or 23%, from net income of $36,627 for the year ended December 31, 2012.

2012 compared to 2011
Net Income attributable to Vonage. Based on the activity described above, our net income attributable to Vonage of $36,627 for the year ended December 31, 2012 decreased by $372,417, or 91%, from net income of $409,044 for the year ended December 31, 2011.

35     VONAGE ANNUAL REPORT 2013

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

	For the quarter ended
(dollars in thousands, except operating data)	Mar 31, 2012	Jun 30, 2012	Sep 30, 2012	Dec 31, 2012	Mar 31, 2013	Jun 30, 2013	Sep 30, 2013	Dec 31, 2013

Revenues	$215,903	$211,916	$207,584	$213,711	$209,087	$204,776	$203,984	$211,220

Operating expenses:
Direct cost of telephony services (1)	61,623	58,195	55,245	56,814	55,181	53,527	52,882	52,122
Direct cost of goods sold	9,846	9,275	10,444	9,568	8,878	9,217	9,535	9,956
Selling, general and administrative	61,835	58,396	59,676	62,461	62,910	61,481	64,752	73,159
Marketing	53,422	54,956	51,361	52,801	51,669	58,330	59,133	57,920
Depreciation and amortization	8,644	8,518	8,110	8,052	7,975	8,205	8,459	11,427
Loss from abandonment of software assets	—	25,262	—	—	—	—	—	—
	195,370	214,602	184,836	189,696	186,613	190,760	194,761	204,584
Income from operations	20,533	(2,686)	22,748	24,015	22,474	14,016	9,223	6,636
Other income (expense):
Interest income	20	30	30	29	37	74	97	99
Interest expense	(1,751)	(1,566)	(1,402)	(1,267)	(1,457)	(1,732)	(1,509)	(1,859)
Other, net	42	(65)	28	(16)	(39)	(17)	(15)	(33)
	(1,689)	(1,601)	(1,344)	(1,254)	(1,459)	(1,675)	(1,427)	(1,793)
Income (loss) before income tax (expense) benefit	18,844	(4,287)	21,404	22,761	21,015	12,341	7,796	4,843
Income tax (expense) benefit	(4,923)	947	(8,191)	(9,928)	(7,968)	(4,894)	(3,811)	(1,521)
Net income (loss)	13,921	(3,340)	13,213	12,833	13,047	7,447	3,985	3,322
Plus: Net loss attributable to noncontrolling interest	—	—	—	—	—	—	222	266
Net income (loss) attributable to Vonage	$13,921	$(3,340)	$13,213	$12,833	$13,047	$7,447	$4,207	$3,588
Net income (loss) attributable to Vonage per common share:
Basic	$0.06	$(0.01)	$0.06	$0.06	$0.06	$0.04	$0.02	$0.02
Diluted	$0.06	$(0.01)	$0.06	$0.06	$0.06	$0.03	$0.02	$0.02
Weighted-average common shares outstanding:
Basic	225,732	226,429	225,555	219,379	214,639	212,169	209,589	209,928
Diluted	236,036	226,429	233,708	228,107	223,202	219,837	217,059	219,600
Operating Data:
Gross subscriber line additions	165,454	163,349	171,628	152,319	148,003	155,412	174,670	174,767
Change in net subscriber line	(18,739)	(64)	9,440	(5,708)	(12,400)	2,541	10,738	8,513
Subscriber lines at end of period	2,356,148	2,356,084	2,365,524	2,359,816	2,347,416	2,349,957	2,360,695	2,542,926
Average monthly customer churn	2.8%	2.5%	2.5%	2.5%	2.5%	2.4%	2.6%	2.5%
Average monthly operating revenues per line	$30.42	$29.98	$29.31	$30.15	$29.61	$29.06	$28.87	$28.72
Average monthly direct costs of telephony services per line	$8.68	$8.23	$7.80	$8.02	$7.82	$7.60	$7.48	$7.09
Marketing costs per gross subscriber line additions	$322.88	$336.43	$299.26	$346.65	$349.11	$375.32	$338.54	$331.41
Employees at end of period	1,004	988	971	983	966	946	933	1,243

(1)
Excludes depreciation and amortization of $3,930, $3,929, $3,722, and $3,534 for the quarters ended March 31, June 30, September 30 and December 31, 2012, respectively, and $3,452, $3,510, $3,522, and $4,408 for the quarters ended March 31, June 30, September 30 and December 31, 2013, respectively.

36     VONAGE ANNUAL REPORT 2013

.

LIQUIDITY AND CAPITAL RESOURCES

Overview
The following table sets forth a summary of our cash flows for the periods indicated:

	For the years ended December 31,
(dollars in thousands)	2013	2012	2011
Net cash provided by operating activities	$88,243	$119,843	$146,786
Net cash used in investing activities	(120,985)	(25,472)	(37,604)
Net cash provided by (used in) financing activities	21,891	(56,257)	(130,138)

For the three years ended December 31, 2013, 2012, and 2011 we generated income from operations. We expect to continue to balance efforts to grow our customer base while consistently achieving profitability. To grow our customer base, we continue to make investments in marketing and application development as we seek to launch new services, network quality and expansion, and customer care. Although we believe we will maintain consistent profitability in the future, we ultimately may not be successful and we may not achieve consistent profitability. We believe that cash flow from operations and cash on hand will fund our operations for at least the next twelve months.

Acquisition of Vocalocity
Vocalocity was acquired for $130,000 adjusted for $2,869 of excess cash as of the closing date and the increase in value of the 7,983 shares of Vonage common stock from the signing date to the closing date of $1,298, resulting in a total acquisition cost was $134,167. We financed the transaction through $32,981 of cash and $75,000 from our credit facility. The acquisition of Vocalocity immediately positions Vonage as a leader in the SMB hosted VoIP market. SMB and SOHO services will be offered under the Vonage Business Solutions brand.

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
Use of Proceeds
We used $42,500 of the net available proceeds of the 2013 Credit Facility to retire all of the debt under our 2011 Credit Facility. Remaining net proceeds of $27,500 from the senior secured term loan and the undrawn revolving credit facility under the 2013 Credit Facility will be used for general corporate purposes. We used $75,000 from the 2013 revolving credit facility in connection with the acquisition of Vocalocity on November 15, 2013. We also incurred $2,009 of fees in connection with the 2013 Credit Facility, which is amortized, along with the unamortized fees of $670 in connection with the 2011 Credit Facility, to interest expense over the life of the debt using the effective interest method.

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

37     VONAGE ANNUAL REPORT 2013

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
State and Local Sales Taxes
We also have contingent liabilities for state and local sales taxes. As of December 31, 2013, we had a reserve of $4,630. If our ultimate liability exceeds this amount, it could affect our liquidity unfavorably. However, we do not believe it would significantly impair our liquidity.
Capital expenditures
For 2013, capital expenditures were primarily for the implementation of software solutions and purchase of network equipment as we continue to expand our network. Our capital expenditures for the year ended 2013 were $22,180, of which $12,291 was for software acquisition and development. The majority of these expenditures are comprised of investments in information technology and systems infrastructure, including an electronic data warehouse, online customer service, and customer management platforms. For 2014, we believe our capital and software expenditures will be approximately $30,000.
Operating Activities
Cash provided by operating activities decreased to $88,243 during the year ended December 31, 2013 compared to $119,843 for the year ended December 31, 2012, primarily due to planned investments in our growth initiatives, lower revenues and changes in working capital.
Changes in working capital requirements include changes in accounts receivable, inventory, prepaid and other assets, other assets,

accounts payable, accrued and other liabilities, and deferred revenue and costs. Cash used for working capital increased by $2,663 during the year ended December 31, 2013 compared to the year ended December 31, 2012, primarily due to the timing of payments.
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
Investing Activities
Cash used in investing activities for 2013 of $120,985 was attributable to the acquisition of Vocalocity of $100,057, capital expenditures of $9,889, and software acquisition and development of $12,291, offset by a decrease in restricted cash of $1,252 due primarily to the return of part of the security deposit on our leased office property in Holmdel, New Jersey.
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
Financing Activities
Cash provided by financing activities for 2013 of $21,891 was primarily attributable to $75,000 borrowed under the 2013 revolving credit facility and $27,500 in proceeds from our 2013 Credit Facility, and $4,091 in net proceeds received from the exercise and cancellation of stock options partially offset by $23,334 in 2013 Credit Facility principal payments, $3,471 in capital lease and other liability payments, $56,294 in common stock repurchases, and $2,056 in 2013 Credit Facility debt related costs.
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

38     VONAGE ANNUAL REPORT 2013

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

The table below summarizes our contractual obligations at December 31, 2013, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
(dollars in thousands)	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
	(unaudited)
Contractual Obligations:
2013 Credit Facility	$46,666	$23,333	$23,333	$—	$—
2013 Revolving Credit Facility	$75,000	—	75,000
Interest related to 2013 Credit Facility	1,760	1,272	488	—	—
Interest related to 2013 Revolving Credit Facility	5,328	2,519	2,809
Capital lease obligations	16,442	4,369	9,002	3,071	—
Operating lease obligations	7,548	5,854	1,694	—	—
Purchase obligations	228,667	95,129	133,271	267	—
Other obligations	1,628	—	1,628	—	—
Total contractual obligations	$383,039	$132,476	$247,225	$3,338	$—
Other Commercial Commitments:
Standby letters of credit	$4,306	$4,306	$—	$—	$—
Total contractual obligations and other commercial commitments	$387,345	$136,782	$247,225	$3,338	$—

Credit Facility. On February 11, 2013 we entered into Amendment No. 1 to the 2011 Credit Agreement (the "2013 Credit Facility"). The 2013 Credit Facility consists of a $70,000 senior secured term loan and a $75,000 revolving credit facility. See Note 6 in the notes to the consolidated financial statements. On July 26, 2013, we entered into Amendment No. 2 to our 2011 Credit Agreement, which amends our financial covenant related to our consolidated fixed charge coverage ratio by increasing the amount of restricted payments excluded from such calculation from $50,000 to $80,000.
Capital lease obligations. At December 31, 2013, we had capital lease obligations of $16,442 related to our corporate headquarters in Holmdel, New Jersey.
Operating lease obligations. At December 31, 2013, we had future commitments for operating leases for co-location facilities mainly in the United States that accommodate a portion of our network equipment, for kiosks leased in various locations throughout the United States, for office space leased for our London, United Kingdom office, for office space leased in Atlanta, Georgia for our Vocalocity office, for office space leased in Tel Aviv, Israel for application development, and for apartment space leased in New Jersey for certain executives.
Purchase obligations. The purchase obligations reflected above are primarily commitments to vendors who will provide local inbound services, process our credit card billings, license patents to us, sell us communication devices, provide carrier operation and telephone related services, provide marketing services, and provide energy supply. In certain cases, we may terminate these arrangements early upon payment of specified fees. These amounts do not represent our entire anticipated purchases in the future, but represent only those items for which we are contractually committed. We also purchase products and services as needed with no firm commitment. For this reason, the amounts presented do not provide a reliable indicator of our expected future cash outflows or changes in our expected cash position. See also Note 10 to our consolidated financial statements.

39     VONAGE ANNUAL REPORT 2013

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
Customer equipment and shipping revenues include sales to our retailers, who subsequently resell this customer equipment to customers. Revenues were reduced for payments to retailers and rebates to customers, who purchased their customer equipment through these retailers, to the extent of customer equipment and shipping revenues. In addition, customer equipment and shipping revenues include revenues from the sale of VoIP telephones in order to access our small and medium business services on a net basis rather than a gross basis as we act as an agent, rather than a principal.
Inventory
Inventory consists of the cost of customer equipment and is stated at the lower of cost or market, with cost determined using the average cost method. We provide an inventory allowance for customer equipment that has been returned by customers but may not be able to be reissued to new customers or returned to the manufacturer for credit.
Goodwill and Purchased-Intangible Assets
Goodwill acquired in the acquisition of a business is accounted for based upon the excess fair value of consideration transferred over the fair value of net assets acquired in the business combination. Goodwill is tested for impairment on an annual basis on October 1st and, when specific circumstances dictate, between annual tests. When impaired, the carrying value of goodwill is written down to fair value. The goodwill impairment test involves a two-step process. The first step, identifying a potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. The second step, measuring the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Any excess of the reporting unit goodwill carrying value over the respective implied fair value is recognized as an impairment loss.
Purchased-intangible assets are accounted for based upon the fair value of assets received. Purchased-intangible assets are amortized on a straight-line or accelerated basis over the periods of benefit, ranging from two to ten years. We perform a review of purchased-intangible assets whenever events or changes in circumstances indicate that the useful life is shorter than we had originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, we assess the recoverability of purchased-intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life of the asset is shorter than originally estimated, we accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. There was no impairment of purchased-intangible assets identified for the years ended December 31, 2013, 2012, or 2011.
Income Taxes
We recognize deferred tax assets and liabilities at enacted income tax rates for the temporary differences between the financial

40     VONAGE ANNUAL REPORT 2013

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

Net Operating Loss Carryforwards

As of December 31, 2013, we had NOLs for United States federal and state tax purposes, including the NOLs of Vocalocity as of the date of acquisition, of $715,524 and $251,627, respectively, expiring at various times from years ending 2013 through 2033. In addition, we had NOLs for Canadian tax purposes of $14,171 expiring through 2027. We also had NOLs for United Kingdom tax purposes of $41,423 with no expiration date.
Under Section 382 of the Internal Revenue Code, if we undergo an “ownership change” (generally defined as a greater than 50% change (by value) in our equity ownership over a three-year period), our ability to use our pre-change of control NOLs and other pre-change tax attributes against our post-change income may be limited. The Section 382 limitation is applied annually so as to limit the use of our pre-change NOLs to an amount that generally equals the value of our stock immediately before the ownership change multiplied by a designated federal long-term tax-exempt rate. At December 31, 2013, there were no limitations on the use of our NOLs except for the NOLs of Vocalocity as of the date of acquisition.
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
We prepared a sensitivity analysis to determine the impact of hypothetical changes foreign currency exchange rates have on our results of operations. The foreign currency rate analysis assumed a uniform movement in currencies by 10% relative to the U.S. Dollar on our results. Based upon the results of this analysis, a 10% change in currency rates would have resulted in an increase or decrease in our earnings for the year ended December 31, 2013 of approximately $500.
Interest Rate and Debt Risk
Our exposure to market risk for changes in interest rates primarily relates to our long-term debt.
Our 2013 Credit Facility consists of a $70,000 senior secured term loan and a $75,000 revolving credit facility. We are exposed to interest rate risk since amounts payable under the 2013 Credit Facility, at our option, bear interest at:

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

As of December 31, 2013, if the interest rate on our variable rate debt changed by 1% on our 2013 Credit Facility, our annual debt service payment would change by approximately $500. As of December 31, 2013, if the interest rate on our variable rate debt changed

41     VONAGE ANNUAL REPORT 2013

by 1% on our 2013 Revolving Credit Facility, our annual debt service payment would change by approximately $800.

ITEM 8. Financial Statements and Supplementary Data

The information required by this Item is contained on pages F-1 through F-32 of this Annual Report on Form 10-K and incorporated herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
N/A.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting.
February 13, 2014
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992).
We acquired Vocalocity in November 2013. Our management has excluded the operations of this business from our evaluation of, and conclusion on, the effectiveness of our internal control over financial reporting as of December 31, 2013. This business represents 2% and 1% of our total assets and revenues, respectively, as of December 31, 2013. Our management plans to fully integrate the operations of this business into its assessment of the effectiveness of our internal control over financial reporting in 2014.
Based on our assessment, management concluded that, as of December 31, 2013, our internal control over financial reporting is effective based on those criteria.

42     VONAGE ANNUAL REPORT 2013

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears on page F-3.

/s/ MARC LEFAR	/s/ DAVID PEARSON
Marc Lefar Director, Chief Executive Officer	David T. Pearson Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Officer)

Report of the Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.
See Report of Independent Registered Public Accounting Firm on page F-3.
Changes in Internal Control Over Financial Reporting
There were no changes to controls during the quarter ended December 31, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. Other Information
None.

43     VONAGE ANNUAL REPORT 2013

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance
 The discussion under the headings “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Director Nomination Process”, “Corporate Governance – Board Committees – Audit Committee”, and “Executive Officers of Vonage” in our Proxy Statement for the 2014 Annual Meeting of Stockholders is hereby incorporated by reference.
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

ITEM 11. Executive Compensation

The discussion under the headings “Compensation”, “Director Compensation”, “Corporate Governance – Compensation Committee Interlocks and Insider Participation”, and “Corporate Governance – Compensation Committee Report” in our Proxy Statement for the 2014 Annual Meeting of Stockholders is hereby incorporated by reference.
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

Statement for the 2014 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The discussion under the headings “Election of Directors – Transactions with Related Persons”, and “Corporate Governance – Board Determination of Independence” in our Proxy Statement for the

2014 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 14. Principal Accountant Fees and Services

The discussion under the heading “Ratification of Independent Registered Public Accounting Firm” in our

Proxy Statement for the 2014 Annual Meeting of Stockholders is hereby incorporated by reference.

44     VONAGE ANNUAL REPORT 2013

PART IV

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Vonage Holdings Corp.
Holmdel, New Jersey 07733
The audits referred to in our report dated February 13, 2014 relating to the consolidated financial statements of Vonage Holdings Corp., which is contained in Item 8 of this Form 10-K also included the audit of the financial statement schedule listed in the accompanying index. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.
In our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/s/ BDO USA, LLP
Woodbridge, New Jersey
February 13, 2014

45     VONAGE ANNUAL REPORT 2013

ITEM 15. Exhibits, Financial Statement Schedules
(a)
(1) Financial Statements. The index to our financial statements is found on page F-1 of this Form 10-K.
(2) Financial Statement Schedule. Schedule II—Valuation and Qualifying Accounts is as follows:

	Balance at Beginning of Period	Additions			Less Deductions	Other		Balance at End of Period
		Revenue	Expense
Allowance for Doubtful Accounts:
Year ended December 31, 2013	$753	$(256)	$186		$—	$—		$683
Year ended December 31, 2012	591	(764)	926		—	—		753
Year ended December 31, 2011	588	(4)	7		—	—		591
Inventory Obsolescence
Year ended December 31, 2013	$268	$—	$663		$(702)	$—		$229
Year ended December 31, 2012	269	—	527		(528)	—		268
Year ended December 31, 2011	763	—	773		(1,267)	—		269
Valuation Allowance for Deferred Tax
Year ended December 31, 2013	$12,590	$—	$1,695	(1)	$—	$2,637	(2)	16,922
Year ended December 31, 2012	17,683	—	(5,093)	(1)	—	—		12,590
Year ended December 31, 2011	415,903	—	(398,220)	(1)	—	—		17,683

(1)	Amounts charged (credited) to expense represent change in valuation allowance.

(2)	Represents estimated valuation allowance on Vocalocity's deferred tax assets at date of acquisition.
(3) Exhibits.

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger, dated October 9, 2013, by and among Vonage, Vista Merger Corp., Vocalocity and the Representative (15).
3.1	Restated Certificate of Incorporation of Vonage Holdings Corp.(4)
3.2	Second Amended and Restated By-laws of Vonage Holdings Corp.(9)
4.1	Form of Certificate of Vonage Holdings Corp. Common Stock(3)
4.2
Tax Benefits Preservation Plan, dated as of June 7, 2012, by and between Vonage Holdings Corp. and American Stock Transfer & Trust Company, LLC, as Rights Agent, including as Exhibit A the form of Certificate of Designation of the Company's Series A Participating Preferred Stock and as Exhibit B the forms of Right Certificate and of Election to Purchase (20)

10.1	2001 Stock Incentive Plan of Vonage Holdings Corp.(1)*
10.2	Form of Nonqualified Stock Option Agreement for Employees under the 2001 Stock Incentive Plan(1)*
10.3	Form of Nonqualified Stock Option Agreement for Outside Directors under the 2001 Stock Incentive Plan(1)*
10.4	Vonage Holdings Corp. 2006 Incentive Plan (Amended and Restated through June 6, 2013)(13)*
10.5	Form of Restricted Stock Unit Agreement under the Vonage Holdings Corp. 2006 Incentive Plan(6)*
10.6	Form of Nonqualified Stock Option Agreement under the Vonage Holdings Corp. 2006 Incentive Plan(16)*
10.7	Form of Restricted Stock Agreement under the Vonage Holdings Corp. 2006 Incentive Plan(6)*
10.8	Form of Restricted Stock Agreement for Non-Executive Directors under the Vonage Holdings Corp. 2006 Incentive Plan (10)*
10.9	Form of Nonqualified Stock Option Agreement for Non-Executive Directors (Quarterly Grants) under the Vonage Holdings Corp. 2006 Incentive Plan (10)*
10.10.	Form of Nonqualified Stock Option Agreement for Non-Executive Directors (Sign-on Grant) under the Vonage Holdings Corp. 2006 Incentive Plan (10)*
10.11	Vonage Holdings Corp. 401(k) Retirement Plan(1)*
10.12	Lease Agreement, dated March 24, 2005, between 23 Main Street Holmdel Associates LLC and Vonage USA Inc.(1)
10.13	Amended and Restated Employment Agreement dated November 5, 2009 between Vonage Holdings Corp. and Marc P. Lefar(14)*
10.14	Indemnification Agreement dated as of July 29, 2008 by and between Vonage Holdings Corp. and Marc. P. Lefar(9)*
10.15	Form of Nonqualified Stock Option Agreement for Marc P. Lefar under the Vonage Holdings Corp. 2006 Incentive Plan(9)*

46     VONAGE ANNUAL REPORT 2013

Exhibit Number	Description of Exhibit

10.16	Employment Agreement dated as of February 24, 2010 by and between Vonage Holdings Corp. and Barry Rowan(16)*

10.17	Indemnification Agreement dated as of May 6, 2010 by and between Vonage Holdings Corp. and Barry Rowan(16)*

10.18	Amended and Restated Employment Agreement, dated February 8, 2006, between Vonage Holdings Corp. and Jeffrey A. Citron(1)*

10.19	Separation Agreement and General Release dated as of July 29, 2008 by and between Vonage Holdings Corp. and Jeffrey A. Citron(9)*

10.20.	Amended and Restated Non-Compete Agreement dated as of October 17, 2008 by and between Vonage Holdings Corp. and Jeffrey A. Citron(11)

10.21	Form of Nonqualified Stock Option Agreement for Jeffrey A. Citron under the Vonage Holdings Corp. 2006 Incentive Plan(9)*

10.22	Letter Agreement, dated February 6, 2012, between Vonage Holdings Corp. and Graham McGonigal(19)*

10.23	Employment Agreement dated as of April 25, 2013 by and between Vonage Holdings Corp. and David T. Pearson (25)*

10.24	Letter Agreement dated as of October 9, 2013 by and between Vonage Holdings Corp. and Wain Kellum (27)*

10.25	Employment Agreement dated as of December 2, 2013 by and between Vonage Holdings Corp. and Joseph Redling (27)*

10.26	Letter Agreement, dated March 24, 2009, between Vonage Holdings Corp. and Kimberly O’Loughlin(12)*

10.27	Amendment to Letter Agreement, dated December 25, 2010, between Vonage Holdings Corp. and Kimberly O’Loughlin(17)*

10.28	Letter Agreement, dated November 19, 2008, between Vonage Holdings Corp. and Michael A. Tempora(12)*

10.29	Amendment to Letter Agreement, dated December 23, 2010, between Vonage Holdings Corp. and Michael A. Tempora(17)*

10.30.	Letter Agreement, dated July 15, 2009, between Vonage Holdings Corp. and Kurt Rogers(14)*

10.31	Amendment to Letter Agreement, dated December 22, 2010, between Vonage Holdings Corp. and Kurt Rogers(17)*

10.32	Second Amendment to Letter Agreement, dated March 27, 2012, between Vonage Holdings Corp. and Kurt Rogers(19)*

10.33	Amendment to Letter Agreement between Vonage Holdings Corp. and Kurt Rogers (24)

10.34	Letter Agreement, dated June 25, 2012, between Vonage Holdings Corp. and Barbara Goodstein(22)*

10.35	Non-Executive Director Compensation Program (27)*

10.36	Form of Indemnification Agreement between Vonage Holdings Corp. and its directors and certain officers(7)*

10.37	Third Amended and Restated Investors’ Rights Agreement, as amended, dated April 27, 2005, among Vonage Holdings Corp. and the signatories thereto(2)

10.38
Written Consent of Vonage Holdings Corp. and Certain Stockholders to the amendment to the Third Amended and Restated Investors’ Rights Agreement dated April 27, 2005, as amended, dated November 13, 2006(5)

10.39	Registration Rights Agreement, dated December 16, 2005, among Vonage Holdings Corp. and the signatories thereto(1)

10.40†	Settlement Agreement, dated July, 30, 2012, by and among Vonage Network LLC, Amdocs Software Systems Limited, and Amdocs, Inc. (21)

10.41	Stock Option Cancellation Agreement, dated February 19, 2013, between Vonage Holdings Corp. and Marc P. Lefar (23)

10.42	Settlement and Patent License Agreement, dated December 21, 2007, between Vonage Holdings Corp. and AT&T Corp.(8)

10.43†
Route Management Services Addendum (the “Addendum”), by and between Vonage America Inc., a wholly-owned subsidiary of Vonage Holdings Corp., and Tata Communications (America) Inc., effective as of July 1, 2013. (25)

10.44
Credit Agreement, dated as of July 29, 2011 among Vonage Holdings Corp. and Vonage America Inc., as borrowers, various lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, and RBS Citizens, N.A., as Syndication Agent.(18)

10.45
Amendment No. 1, dated February 11, 2013, by and among Vonage America Inc. and Vonage Holdings Corp., as borrowers, various lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent, under that certain Credit Agreement dated as of July 29, 2011 by and among the Borrowers, the Lenders and the Administrative Agent (24)

10.46
Amendment No. 2, dated July 26, 2013, by and among Vonage America Inc. and Vonage Holdings Corp., as borrowers, various lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent, under that certain Credit Agreement dated as of July 29, 2011 by and among the Borrowers, the Lenders and the Administrative Agent (26)

10.47	Form of Restricted Stock Unit Agreement for Vocalocity Executives under the Vonage Holdings Corp. 2006 Incentive Plan(27)*

47     VONAGE ANNUAL REPORT 2013

Exhibit Number	Description of Exhibit

21.1	List of Subsidiaries of Vonage Holdings Corp.(27)

23.1	Consent of BDO USA, LLP, independent registered public accounting firm(27)

31.1	Certification of our Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(27)

31.2	Certification of our Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(27)

32.1	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(27)

(1)	Incorporated by reference to Amendment No. 1 to Vonage Holdings Corp.’s Registration Statement on Form S-1 (File No. 333-131659) filed on April 7, 2006.

(2)	Incorporated by reference to Amendment No. 4 to Vonage Holdings Corp.’s Registration Statement on Form S-1 (File No. 333-131659) filed on April 28, 2006.

(3)	Incorporated by reference to Amendment No. 5 to Vonage Holdings Corp.’s Registration Statement on Form S-1 (File No. 333-131659) filed on May 8, 2006.

(4)	Incorporated by reference to Vonage Holdings Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on August 4, 2006.

(5)	Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on November 14, 2006.

(6)	Incorporated by reference to Vonage Holding Corp.’s Annual Report on Form 10-K (File No. 001-32887) filed on April 17, 2007.

(7)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on November 14, 2007.

(8)	Incorporated by reference to Vonage Holding Corp.’s Annual Report on Form 10-K (File No. 001-32887) filed on March 17, 2008.

(9)	Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on August 4, 2008.

(10)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on August 11, 2008.

(11)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on November 10, 2008.

(12)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on August 6, 2009.

(13)	Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on June 6, 2013.

(14)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on November 6, 2009.

(15)	Incorporated by reference to the Current Report on Form 8-K (File No. 001-32887) filed by on October 10, 2013.

(16)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on May 7, 2010.

(17)	Incorporated by reference to Vonage Holding Corp.’s Annual Report on Form 10-K (File No. 001-32887) filed on February 17, 2011

(18)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on August 4, 2011.

(19)	Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 10-Q (File No. 001-32887) filed on May 3, 2012.

(20)	Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on June 8, 2012.

(21)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on November 1, 2012.

(22)	Incorporated by reference to Vonage Holding Corp.’s Annual Report on Form 10-K (File No. 001-32887) filed on February 13, 2013.

(23)	Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on February 21, 2013.

(24)	Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 10-Q (File No. 001-32887) filed on May 1, 2013.

(25)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on July 31, 2013.

(26)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on November 6, 2013.

(27)	Filed herewith.

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
(c) Financial Statement Schedule
Report of Independent Registered Public Accounting Firm
Schedule II – Valuation and Qualifying Accounts.

48     VONAGE ANNUAL REPORT 2013

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Holmdel, State of New Jersey, on February 13, 2014.

VONAGE HOLDINGS CORP.

Dated:	February 13, 2014	By:	/S/ DAVID PEARSON
David Pearson
David T. Pearson Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

49     VONAGE ANNUAL REPORT 2013

Signature	Title	Date

/S/ MARC P. LEFAR	Director, Chief Executive Officer	February 13, 2014
Marc P. Lefar	(principal executive officer)

/S/ DAVID T. PEARSON	Chief Financial Officer	February 13, 2014
David T. Pearson	and Treasurer (principal financial officer and principal accounting officer)

/S/ JEFFREY A. CITRON	Director, Chairman	February 12, 2014
Jeffrey A. Citron

/S/ MARGARET M. SMYTH	Director	February 12, 2014
Margaret M. Smyth

/S/ MORTON DAVID	Director	February 12, 2014
Morton David

/S/ STEPHEN FISHER	Director	February 12, 2014
Stephen Fisher

/S/ MICHAEL A. KRUPKA	Director	February 12, 2014
Michael A. Krupka

/S/ CAROLYN KATZ	Director	February 12, 2014
Carolyn Katz

/S/ DAVID C. NAGEL	Director	February 12, 2014
David C. Nagel

/S/ JOHN J. ROBERTS	Director	February 12, 2014
John J. Roberts

/S/ CARL SPARKS	Director	February 12, 2014
Carl Sparks

50     VONAGE ANNUAL REPORT 2013

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Vonage Holdings Corp.
Holmdel, New Jersey
We have audited the accompanying consolidated balance sheets of Vonage Holdings Corp. as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity (deficit) and redeemable noncontrolling interest and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vonage Holdings Corp. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vonage Holdings Corp.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2014 expressed an unqualified opinion thereon.
/s/    BDO USA, LLP
Woodbridge, New Jersey
February 13, 2014

F-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Vonage Holdings Corp.
Holmdel, New Jersey
We have audited Vonage Holdings Corp.’s (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A. Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting”, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Vocalocity, Inc., which was acquired on November 15, 2013, and which is included in the consolidated balance sheets of Vonage Holdings Corp. as of December 31, 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity (deficit) and redeemable noncontrolling interest and cash flows for the year then ended. Vocalocity, Inc. constituted 2% of total assets as of December 31, 2013 and 1% of revenues for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Vocalocity because of the timing of the acquisition which was completed on November 15, 2013. Our audit of internal control over financial reporting of Vonage Holdings Corp. also did not include an evaluation of the internal control over financial reporting of Vocalocity Inc.
In our opinion, Vonage Holdings Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vonage Holdings Corp. as of December 31, 2013 and 2012 and the related consolidated statements of income, comprehensive income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 13, 2014 expressed an unqualified opinion thereon.
/s/    BDO USA, LLP
Woodbridge, New Jersey
February 13, 2014

F-3     VONAGE ANNUAL REPORT 2013

VONAGE HOLDINGS CORP. CONSOLIDATED BALANCE SHEETS
VONAGE HOLDINGS CORP. CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$84,663	$97,110
Accounts receivable, net of allowance of $683 and $753, respectively	19,649	20,416
Inventory, net of allowance of $229 and $268, respectively	10,584	5,470
Deferred customer acquisition costs, current	4,991	5,418
Deferred tax assets, current	18,361	15,947
Prepaid expenses and other current assets	16,892	15,487
Total current assets	155,140	159,848
Property and equipment, net	52,243	60,533
Goodwill	83,627	—
Software, net	20,557	19,560
Deferred customer acquisition costs, non-current	193	347
Debt related costs, net	1,313	772
Restricted cash	4,405	5,656
Intangible assets, net	76,850	6,681
Deferred tax assets, non-current	246,539	290,166
Other assets	1,882	3,826
Total assets	$642,749	$547,389
Liabilities and Stockholders’ Equity
Liabilities
Current liabilities:
Accounts payable	$49,867	$74,028
Accrued expenses	81,127	55,787
Deferred revenue, current portion	36,899	35,803
Current maturities of capital lease obligations	2,889	2,471
Current portion of notes payable	23,333	28,333
Total current liabilities	194,115	196,422
Indebtedness under revolving credit facility	75,000	—
Notes payable, net of current portion	23,333	14,167
Deferred revenue, net of current portion	436	730
Capital lease obligations, net of current maturities	10,201	13,090
Other liabilities, net of current portion in accrued expenses	1,628	1,565
Total liabilities	304,713	225,974
Commitments and Contingencies	—	—
Redeemable noncontrolling interest	(38)	—
Stockholders’ Equity
Common stock, par value $0.001 per share; 596,950 shares authorized at December 31, 2013 and December 31, 2012; 246,741 and 230,118 shares issued at December 31, 2013 and December 31, 2012, respectively; 212,339 and 215,306 shares outstanding at December 31, 2013 and December 31, 2012, respectively	247	230
Additional paid-in capital	1,136,289	1,088,186
Accumulated deficit	(697,941)	(726,230)
Treasury stock, at cost, 34,402 shares at December 31, 2013 and 14,812 shares at December 31, 2012	(101,040)	(43,343)
Accumulated other comprehensive (loss) income	519	2,572
Total stockholders’ equity	338,074	321,415
Total liabilities and stockholders’ equity	$642,749	$547,389

The accompanying notes are an integral part of these financial statements

F-4     VONAGE ANNUAL REPORT 2013

VONAGE HOLDINGS CORP. CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
(In thousands, except per share amounts)	2013	2012	2011

Revenues	$829,067	$849,114	$870,323

Operating Expenses:
Direct cost of telephony services (excluding depreciation and amortization of $14,892, $15,115, and $15,824, respectively)	213,712	231,877	236,149
Direct cost of goods sold	37,586	39,133	41,756
Selling, general and administrative	262,302	242,368	234,754
Marketing	227,052	212,540	204,263
Depreciation and amortization	36,066	33,324	37,051
Loss from abandonment of software assets	—	25,262	—
	776,718	784,504	753,973
Income from operations	52,349	64,610	116,350
Other Income (Expense):
Interest income	307	109	135
Interest expense	(6,557)	(5,986)	(17,118)
Change in fair value of embedded features within notes payable and stock warrant	—	—	(950)
Loss on extinguishment of notes	—	—	(11,806)
Other expense, net	(104)	(11)	(271)
	(6,354)	(5,888)	(30,010)
Income before income tax expense (benefit)	45,995	58,722	86,340
Income tax expense (benefit)	(18,194)	(22,095)	322,704
Net income	27,801	36,627	409,044
Plus: Net loss attributable to noncontrolling interest	488	—	—
Net income attributable to Vonage	$28,289	$36,627	$409,044
Net income attributable to Vonage per common share:
Basic	$0.13	$0.16	$1.82
Diluted	$0.13	$0.16	$1.69
Weighted-average common shares outstanding:
Basic	211,563	224,264	224,324
Diluted	220,520	232,633	241,744

The accompanying notes are an integral part of these financial statements

F-5     VONAGE ANNUAL REPORT 2013

VONAGE HOLDINGS CORP. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the years ended December 31,
(In thousands)	2013	2012	2011
Net income	$27,801	$36,627	$409,044
Other (loss) comprehensive income:
Foreign currency translation adjustment	(2,058)	335	872
Total other comprehensive (loss) income	(2,058)	335	872
Comprehensive income	25,743	36,962	409,916
Comprehensive loss attributable to noncontrolling interest:
Add: Net loss	(488)	—	—
Foreign currency translation adjustment	(5)	—	—
Total comprehensive loss attributable to noncontrolling interest	(493)	—	—
Comprehensive income attributable to Vonage	$26,236	$36,962	$409,916

The accompanying notes are an integral part of these financial statements

F-6     VONAGE ANNUAL REPORT 2013

VONAGE HOLDINGS CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(In thousands)	2013	2012	2011
Cash flows from operating activities:
Net income	$27,801	$36,627	$409,044
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization and impairment charges	31,208	30,949	35,776
Amortization of intangibles	4,858	2,375	1,275
Loss from abandonment of software assets	—	25,262	—
Deferred tax expense (benefit)	16,795	19,488	(325,601)
Change in fair value of embedded features in notes payable and stock warrant	—	—	950
Loss on extinguishment of notes	—	—	11,806
Amortization of discount on notes	—	—	914
Allowance for doubtful accounts	(256)	926	(4)
Allowance for obsolete inventory	663	527	773
Amortization of debt related costs	1,515	1,235	1,391
Share-based expense	17,843	11,975	14,279
Changes in operating assets and liabilities:
Accounts receivable	1,236	(3,461)	(2,663)
Inventory	(5,835)	748	(1,362)
Prepaid expenses and other current assets	(662)	1,345	412
Deferred customer acquisition costs	621	(66)	1,891
Other assets	1,970	(788)	163
Accounts payable	(26,335)	7,801	29,090
Accrued expenses	17,869	(10,719)	(21,216)
Deferred revenue	(1,111)	(3,517)	(5,167)
Other liabilities	63	(864)	(4,965)
Net cash provided by operating activities	88,243	119,843	146,786
Cash flows from investing activities:
Capital expenditures	(9,889)	(13,763)	(12,636)
Purchase of intangible assets	—	—	(3,725)
Acquisition and development of software assets	(12,291)	(12,987)	(22,292)
Acquisition of business, net of cash acquired	(100,057)	—	—
Decrease in restricted cash	1,252	1,278	1,049
Net cash used in investing activities	(120,985)	(25,472)	(37,604)
Cash flows from financing activities:
Principal payments on capital lease obligations and other liability	(3,471)	(2,104)	(1,783)
Principal payments on notes	(23,334)	(28,333)	(229,166)
Proceeds from issuance of notes payable and revolving credit facility	102,500	—	100,000
Extinguishment of notes	—	—	(1,054)
Debt related costs	(2,056)	—	(2,697)
Common stock repurchases	(56,294)	(27,545)	—
Acquisition of redeemable noncontrolling interest	455	—	—
Proceeds from exercise of stock options and stock warrant	4,091	1,725	4,562
Net cash provided by (used in) financing activities	21,891	(56,257)	(130,138)
Effect of exchange rate changes on cash	(1,596)	133	885
Net change in cash and cash equivalents	(12,447)	38,247	(20,071)
Cash and cash equivalents, beginning of period	97,110	58,863	78,934
Cash and cash equivalents, end of period	$84,663	$97,110	$58,863
Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$4,722	$4,653	$15,563
Income taxes	$2,323	$2,329	$2,289
Non-cash financing transactions during the periods for:
Common stock repurchases	$736	$644	$—
Issuance of Common Stock in connection with acquisition of business	$26,186	$—	$—
The accompanying notes are an integral part of these financial statements

F-7     VONAGE ANNUAL REPORT 2013

VONAGE HOLDINGS CORP. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND REDEEMABLE NONCONTROLLING INTEREST

(In thousands)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total	Redeemable non-controlling interest	Net Income
Balance at December 31, 2010	$223	$1,053,805	$(1,171,901)	$(13,139)	$1,365	$(129,647)
Stock option exercises	5	4,259				4,264
Share-based expense		14,279				14,279
Share-based award activity				(1,390)		(1,390)
Warrant exercise		2,145				2,145
Foreign currency translation adjustment					872	872
Net loss			409,044			409,044
Balance at December 31, 2011	228	1,074,488	(762,857)	(14,529)	2,237	299,567
Stock option exercises	2	1,723				1,725
Share-based expense		11,975				11,975
Share-based award activity				(625)		(625)
Common stock repurchases				(28,189)		(28,189)
Foreign currency translation adjustment					335	335
Net income			36,627			36,627
Balance at December 31, 2012	230	1,088,186	(726,230)	(43,343)	2,572	321,415
Stock option exercises	9	9,545				9,554
Stock option cancellation		(5,463)				(5,463)
Share-based expense		17,843				17,843
Share-based award activity				(1,311)		(1,311)
Common stock repurchases				(56,386)		(56,386)
Acquisition of business	8	26,178				26,186
Investment by redeemable noncontrolling interest						—	455
Foreign currency translation adjustment					(2,053)	(2,053)	(5)
Net income			28,289			28,289	(488)	27,801
Balance at December 31, 2013	$247	$1,136,289	$(697,941)	$(101,040)	$519	$338,074	$(38)

The accompanying notes are an integral part of these financial statements

F-8     VONAGE ANNUAL REPORT 2013

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 1. Basis of Presentation and Significant Accounting Policies

NATURE OF OPERATIONS

Vonage Holdings Corp. (“Vonage”, “Company”, “we”, “our”, “us”) is incorporated as a Delaware corporation. We are a leading provider of low-cost communications services connecting people through cloud-connected devices worldwide. Customers in the United States represented 94% of our subscriber lines for our broadband telephone replacement services at December 31, 2013, with the balance primarily in Canada and the United Kingdom.

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
Customer equipment and shipping revenues consist of revenues from sales of customer equipment to wholesalers or directly to customers for replacement devices, or for upgrading their device at

F-9     VONAGE ANNUAL REPORT 2013

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

the time of customer sign-up for which we charge an additional fee. In addition, customer equipment and shipping revenues include revenues from the sale of VoIP telephones in order to access our small and medium business services on a net basis rather than a gross basis as we act as an agent, rather than a principal. Customer equipment and shipping revenues also include the fees that customers are charged for shipping their customer equipment to them. Customer equipment and shipping revenues include sales to our retailers, who subsequently resell this customer equipment to customers. Revenues were reduced for payments to retailers and rebates to customers, who purchased their customer equipment through these retailers, to the extent of customer equipment and shipping revenues. In addition, historically, we charged an equipment recovery fee for customers who terminated their service plan within the first twelve months of service. Equipment recovery fees are recorded as revenue and are recognized at the time the customer terminates service. Beginning in September 2010, we eliminated the equipment recovery fees for new customers.
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

F-10     VONAGE ANNUAL REPORT 2013

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

As previously disclosed, we experienced delays and incremental costs during the course of the development and implementation of a new billing and ordering system by Amdocs Software Systems Limited and Amdocs, Inc. (collectively, "Amdocs") and the transition of customers to the system. We conducted discussions with Amdocs to resolve the issues associated with the billing and ordering system. Based on these discussions, and after our consideration of the progress made improving our overall IT infrastructure, the incremental time and costs to develop and implement the Amdocs system, as well as the expected reduction in capital expenditures, in June 2012 we and Amdocs determined that terminating the program was in the best interest of both parties. On July 30, 2012, we entered into a Settlement Agreement with Amdocs terminating the related license agreement. As a result, we wrote off our investment in the system of $25,262, net of settlement amounts to us, in the second quarter of 2012. This charge is recorded as loss from abandonment of software assets in the statement of income.
Goodwill and Purchased-Intangible Assets
Goodwill acquired in acquisition of a business is accounted for based upon the excess fair value of consideration transferred over the fair value of net assets acquired in the business combination. Goodwill is tested for impairment on an annual basis on October 1st and, when specific circumstances dictate, between annual tests. When impaired, the carrying value of goodwill is written down to fair value. The goodwill impairment test involves a two-step process. The first step, identifying a potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. The second step, measuring the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Any excess of the reporting unit goodwill carrying value over the respective implied fair value is recognized as an impairment loss.
Purchased-intangible assets are accounted for based upon the fair value of assets received. Purchased-intangible assets are amortized on a straight-line or accelerated basis over the periods of benefit, ranging from two to ten years. We perform a review of purchased-intangible assets whenever events or changes in circumstances indicate that the useful life is shorter than we had originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, we assess the recoverability of purchased-intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life of the asset is shorter than originally estimated, we accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. There was no impairment of purchased-intangible assets identified for the years ended December 31, 2013, 2012, or 2011.
Intangible Assets and Goodwill
Intangible assets acquired in the settlement of litigation or by direct purchase are accounted for based upon the fair value of assets received. Goodwill acquired in acquisition of a business is accounted for based upon the excess fair value of consideration transferred over the fair value of net assets acquired in the business combinations.
Patents and Patent Licenses
Patent rights acquired in the settlement of litigation or by direct purchase are accounted for based upon the fair value of assets received.

Long-Lived Assets
We evaluate impairment losses on long-lived assets used in operations when events and changes in circumstances indicate that the assets might be impaired. If our review indicates that the carrying value of an asset will not be recoverable, based on a comparison of the carrying value of the asset to the undiscounted future cash flows, the impairment will be measured by comparing the carrying value of the asset to its fair value. Fair value will be determined based on quoted market values, discounted cash flows or appraisals. Impairments are recorded in the statement of income as part of depreciation expense.
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
Restricted Cash and Letters of Credit
We had a cash collateralized letter of credit for $4,306 and $5,300 as of December 31, 2013 and 2012, respectively, related to lease deposits for our offices and a cash collateralized letter of credit for $258 as of December 31, 2012 related to an energy curtailment program for our offices. The total amount of collateralized letters of credit was $4,306 and $5,558 at December 31, 2013 and 2012, respectively. In the aggregate, cash reserves and collateralized letters of credit of $4,405 and $5,656 were recorded as long-term restricted cash at December 31, 2013 and 2012, respectively.
Derivatives
We do not hold or issue derivative instruments for trading purposes. However, in accordance with FASB ASC 815, “Derivatives and Hedging” (“FASB ASC 815”), we review our contractual obligations to determine whether there are terms that possess the characteristics of derivative financial instruments that must be accounted for separately from the financial instrument in which they are embedded. In 2011, based upon this review, we were required to value the following features separately for accounting purposes:

>
certain features within a prior common stock warrant to purchase 514 shares of common stock at an exercise price of $0.58 because the number of shares to be received by the holder could change under certain conditions;

We recognized these features as liabilities in our consolidated balance sheet at fair value each period and recognized any change in the fair value in our statement of income in the period of change. We estimated the fair value of these liabilities using available market information and appropriate valuation methodologies.

F-11     VONAGE ANNUAL REPORT 2013

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
We file income tax returns in the U.S. on a federal basis and in U.S. state and foreign jurisdictions. Our federal tax return remains subject to examination by the Internal Revenue Service from 2007 to present, our New Jersey tax returns remain open from 2007 to present, our Canada tax return remains open from 2009 to present, and other domestic and foreign tax returns remain open for all periods to which those filings relate. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate resolution.
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
Acquisition related transaction costs, such as banking, legal, accounting and other costs incurred in connection with an acquisition are expensed as incurred in selling, general and administrative expense.
Acquisition related integration costs include costs associated with exit or disposal activities, which do not meet the criteria of discontinued operations, including costs for employee, lease, and contract terminations, facility closing or other exit activities. Additionally, these costs include expenses directly related to integrating and reorganizing acquired businesses and include items such as employee retention costs, recruiting costs, certain moving costs, certain duplicative costs during integration and asset impairments. These costs are expensed as incurred in selling, general and administrative expense.
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

F-12     VONAGE ANNUAL REPORT 2013

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

The following table sets forth the computation for basic and diluted net income (loss) per share:

	For the years ended December 31,
	2013	2012	2011
Numerator
Numerator for basic earnings per share-net income attributable to Vonage	$28,289	$36,627	$409,044
Numerator for diluted earnings per share-net income attributable to Vonage	$28,289	$36,627	$409,044
Denominator
Basic weighted average common shares outstanding	211,563	224,264	224,324
Dilutive effect of stock options and restricted stock units	8,957	8,369	17,420
Diluted weighted average common shares outstanding	220,520	232,633	241,744
Basic net income per share
Basic net income per share	$0.13	$0.16	$1.82
Diluted net income per share
Diluted net income per share	$0.13	$0.16	$1.69

The following shares were excluded from the calculation of diluted income per share because of their anti-dilutive effects:

	For the years ended December 31,
	2013	2012	2011
Common stock warrant	—	—	63
Restricted stock units	3,625	2,468	655
Employee stock options	25,437	32,746	21,482
	29,062	35,214	22,200
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

Note 2. Supplemental Balance Sheet Account Information
Prepaid expenses and other current assets

	December 31, 2013	December 31, 2012
Nontrade receivables	$7,402	$6,599
Services	7,084	6,092
Telecommunications	479	1,503
Insurance	757	389
Marketing	312	639
Other prepaids	858	265
Prepaid expenses and other current assets	$16,892	$15,487

F-13     VONAGE ANNUAL REPORT 2013

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

Property and equipment, net

	December 31, 2013	December 31, 2012
Building (under capital lease)	$25,709	$25,709
Network equipment and computer hardware	78,312	87,145
Leasehold improvements	44,141	43,774
Furniture	812	842
Vehicles	109	97
	149,083	157,567
Less: accumulated depreciation and amortization	(96,840)	(97,034)
Property and equipment, net	$52,243	$60,533

Software, net

	December 31, 2013	December 31, 2012
Purchased	$45,178	$89,538
License	909	909
Internally developed	36,088	36,088
	82,175	126,535
Less: accumulated amortization	(61,618)	(71,428)
abandonment of software assets	$—	$(35,547)
Software, net	$20,557	$19,560

The total expected future annual amortization of software is as follows:

2014	$9,996
2015	7,916
2016	2,425
2017	186
2018	34
Total	$20,557

Debt related costs, net

	December 31, 2013	December 31, 2012
Senior secured term loan	$4,706	$2,697
Less: accumulated amortization	(3,393)	(1,925)
Debt related costs, net	$1,313	$772

Restricted cash

	December 31, 2013	December 31, 2012
Letter of credit-lease deposits	$4,306	$5,300
Letter of credit-energy curtailment program	—	258
	4,306	5,558
Cash reserves	99	98
Restricted cash	$4,405	$5,656

F-14     VONAGE ANNUAL REPORT 2013

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

Accrued expenses

	December 31, 2013	December 31, 2012
Compensation and related taxes and temporary labor	$20,276	$16,376
Marketing	23,277	10,889
Taxes and fees	18,207	9,747
Litigation and settlements	89	89
Telecommunications	7,942	9,135
Other accruals	6,063	4,412
Customer credits	1,719	2,056
Professional fees	2,490	2,200
Accrued interest	12	5
Inventory	769	572
Credit card fees	283	306
Accrued expenses	$81,127	$55,787

Note 3. Intangible Assets

 Intangible assets, net

	December 31, 2013	December 31, 2012
Customer relationships	$39,100	$—
Developed technology	35,200	—
Patents and patent licenses	18,264	18,164
Trademark	560	560
Trade names	500	—
Non-compete agreements	200	—
	93,824	18,724
Less: accumulated amortization	(16,974)	(12,043)
Intangible assets, net	$76,850	$6,681

Represents customer relationships, developed technology, trade names and non-compete agreements identified in the acquisition of a business. In addition, includes patents and trademarks we have purchased and licensed, including in connection with the settlement of litigation.
The intangible assets are being amortized over periods which reflect the pattern in which economic benefits of the assets are expected to be realized. The customer relationships and developed technology are being amortized on an accelerated basis over an estimated useful life of ten years; patents and patent licenses are being amortized over their weighted average remaining lives; trademark is being amortized on a straight-line basis over eight years; trade names are being amortized on a straight-line basis over five years; and the non-compete agreements are being amortized on a straight-line basis over two years.

The total expected future annual amortization is as follows:

2014	$16,943
2015	14,185
2016	12,560
2017	9,480
2018	7,505
Thereafter	$16,177
Total	$76,850

F-15     VONAGE ANNUAL REPORT 2013

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

Note 4. Supplemental Income Statement Account Information

Amounts included in revenues

	For the years ended December 31,
	2013	2012	2011
USF fees	$70,009	$77,781	$70,549
Disconnect fee	$4,152	$3,128	$1,330
Initial activation fees	$1,278	$2,079	$5,455
Customer equipment fees	$418	$614	$613
Equipment recovery fees	$103	$102	$1,587
Shipping and handling fees	$1,178	$1,385	$1,563

Amounts included in direct cost of telephony services

	For the years ended December 31,
	2013	2012	2011
USF costs	$70,009	$77,781	$70,549

Amounts included in direct cost of goods sold

	For the years ended December 31,
	2013	2012	2011
Shipping and handling cost	$5,188	$7,064	$7,624

Amounts included in selling, general and administrative expense

	For the years ended December 31,
	2013	2012	2011
Advertising costs	$1,012	$2,053	$—
Acquisition related transaction costs	$2,681	$—	$—
Acquisition related integration costs	$87	$—	$—

Amounts included in marketing

	For the years ended December 31,
	2013	2012	2011
Advertising costs	$142,094	$129,665	$130,817

F-16     VONAGE ANNUAL REPORT 2013

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

Depreciation and amortization expense

	For the years ended December 31,
	2013	2012	2011
Network equipment and computer hardware	$13,475	$14,943	$16,931
Software	10,843	9,621	12,147
Capital leases	2,200	2,199	2,199
Other leasehold improvements	4,167	3,986	3,891
Furniture	120	130	282
Vehicles	10	16	19
Patents	2,304	2,306	1,205
Trademarks	70	70	70
Customer relationships	1,644	—	—
Acquired technology	813	—	—
Trade names	13	—	—
Non-compete agreements	13	—	—
	35,672	33,271	36,744
Property and equipment impairments	9	(2)	307
Software impairments	385	55	—
Depreciation and amortization expense	$36,066	$33,324	$37,051

Amounts included in interest expense

	For the years ended December 31,
	2013	2012	2011
Debt related costs amortization	$1,515	$1,235	$1,391

Amounts included in other expense, net

	For the years ended December 31,
	2013	2012	2011
Net losses resulting from foreign exchange transactions	$(109)	$(11)	$(328)

F-17     VONAGE ANNUAL REPORT 2013

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

Note 5. Income Taxes

The components of income (loss) before income tax expense are as follows:

	For the years ended December 31,
	2013	2012	2011
United States	$39,650	$46,904	$77,821
Foreign	6,345	11,818	8,519
	$45,995	$58,722	$86,340

The components of the income tax (expense) benefit are as follows:

	For the years ended December 31,
	2013	2012	2011
Current:
Federal	$(907)	$(979)	$(1,199)
Foreign	(155)	(142)	(24)
State and local taxes	(337)	(1,486)	(1,674)
	$(1,399)	$(2,607)	$(2,897)
Deferred:
Federal	$(14,954)	$(12,642)	$297,127
Foreign	(1,603)	(3,479)	9,797
State and local taxes	(238)	(3,367)	18,677
	$(16,795)	$(19,488)	$325,601
	$(18,194)	$(22,095)	$322,704

The following table summarizes deferred taxes resulting from differences between financial accounting basis and tax basis of assets and liabilities.

	December 31, 2013	December 31, 2012
Current assets and liabilities:
Deferred revenue	$14,846	$13,806
Accounts receivable and inventory allowances	335	370
Accrued expenses	3,180	1,771
Deferred tax assets, net, current	$18,361	$15,947
Non-current assets and liabilities:
Acquired intangible assets and property and equipment	$(23,762)	$3,735
Research and development and alternative minimum tax credit	3,613	2,697
Stock option compensation	17,317	16,965
Capital leases	(4,486)	(3,250)
Deferred revenue	(627)	—
Net operating loss carryforwards	271,503	282,609
	263,558	302,756
Valuation allowance	(16,922)	(12,590)
Deferred tax assets, net, non-current	$246,636	$290,166

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

F-18     VONAGE ANNUAL REPORT 2013

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
In connection with the acquisition of Vocalocity, we recorded a net deferred tax liability of $24,000 related to the $75,000 of identified intangible assets that will be amortized for financial reporting purposes but not for tax purposes and a deferred tax asset of $8,637 primarily consisting of NOLs. We have recorded a valuation allowance of $2,637 against Vocalocity's deferred tax assets based upon our preliminary assessment of the utilization of the NOLs as the NOLs are subject to Section 382 limitations.
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

The reconciliation between the United States statutory federal income tax rate and the effective rate is as follows:

	For the years ended December 31,
	2013	2012	2011
U.S. Federal statutory tax rate	35%	35%	35%
Permanent items	4%	1%	1%
State and local taxes, net of federal benefit	—%	5%	(13)%
International tax	(1)%	(1)%	(15)%
Valuation reserve for income taxes and other	1%	(2)%	(383)%
Effective tax rate	39%	38%	(375)%

F-19     VONAGE ANNUAL REPORT 2013

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

     As of December 31, 2013, we had NOLs for United States federal and state tax purposes of $715,524 and $251,627, respectively, expiring at various times from years ending 2014 through 2033 as follows:

	Federal	State
2014	$—	$17,968
2015	—	5,745
2016	—	6,244
2017	—	12,361
2018	—	4,484
2019	—	14
2020	—	8,200
2021	963	9,862
2022	30	20,963
2023	1	12,565
2024	494	1,882
2025	157,020	9,071
2026	190,275	23,974
2027	232,525	45,652
2028	30,871	13,733
2029	4,664	4,993
2030	96,056	46,098
2031	1,908	7,101
2032	—	—
2033	717	717
Total	$715,524	$251,627

United States federal and state NOLs of $5,328 represent excess tax benefits from the exercise of share based awards which will be recorded in additional paid-in capital when realized. In addition, we had NOLs for Canadian tax purposes of $14,171 expiring in 2027. We also had NOLs for United Kingdom tax purposes of $41,423 with no expiration date.
Under Section 382 of the Internal Revenue Code, if we undergo an “ownership change” (generally defined as a greater than 50% change (by value) in our equity ownership over a three-year period),

our ability to use our pre-change of control NOLs and other pre-change tax attributes against our post-change income may be limited. The Section 382 limitation is applied annually so as to limit the use of our pre-change NOLs to an amount that generally equals the value of our stock immediately before the ownership change multiplied by a designated federal long-term tax-exempt rate. At December 31, 2013, there were no limitations on the use of our NOLs except for certain of the NOLs of Vocalocity as of the date of acquisition.

Note 6. Long-Term Debt and Revolving Credit Facility
A schedule of long-term debt at December 31, 2013 and 2012 is as follows:

	December 31, 2013	December 31, 2012
3.25-3.75% 2011 Credit Facility - due 2014	$—	$14,167
3.125-3.625% 2013 Credit Facility - due 2016	$23,333	$—
3.125-3.625% 2013 Revolving Credit Facility - due 2016	$75,000	$—
Total Long-Term Debt and Revolving Credit Facility	$98,333	$14,167

F-20     VONAGE ANNUAL REPORT 2013

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

At December 31, 2013, future payments under long-term debt obligations over each of the next five years and thereafter are as follows:

2013 Credit Facility
2014	23,333
2015	23,333
2016	75,000
Minimum future payments of principal	121,666
Current portion	23,333
Long-term portion	$98,333

Acquisition of Vocalocity

In connection with our acquisition of Vocalocity, we financed the transaction with $75,000 from our revolving credit facility.

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
Use of Proceeds
We used $42,500 of the net available proceeds of the 2013 Credit Facility to retire all of the debt under our 2011 Credit Facility. Remaining net proceeds of $27,500 from the senior secured term loan and the undrawn revolving credit facility under the 2013 Credit Facility will be used for general corporate purposes. We also incurred $2,009 of fees in connection with the 2013 Credit Facility, which is amortized, along with the pre-existing unamortized fees of $670 in connection with the 2011 Credit Facility, to interest expense over the life of the debt using the effective interest method. We used $75,000 from the 2013 revolving credit facility in connection with the acquisition of Vocalocity on November 15, 2013.
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

F-21     VONAGE ANNUAL REPORT 2013

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

As of December 31, 2013, we were in compliance with all covenants, including financial covenants, for the 2011 Credit Facility.
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

F-22     VONAGE ANNUAL REPORT 2013

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
In accordance with FASB ASC 470 “Debt Modification and Extinguishment”, substantially all of the repayment of the Prior Financing was treated as an extinguishment of notes resulting in a loss on early extinguishment of notes of $26,531. For the portion of the repayment of the Prior Financing treated as a debt modification, we carried forward $1,072 of unamortized discount, which will be amortized to interest expense over the life of the debt using the effective interest method in addition to the $6,000 of original issue discount in connection with the 2010 Credit Facility. The accumulated amortization as of December 31, 2012 was $7,072, including acceleration of $6,081. The amortization for 2011 was $915.
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

Fair Value of Other Financial Instruments
The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, approximate fair value because of their short maturities. The carrying amounts of our capital leases approximate fair value of these obligations based upon management’s best estimates of interest rates that would be available for similar debt obligations at December 31, 2013 and 2012. We believe the fair value of our debt at December 31, 2013 was approximately the same as its carrying amount as market conditions, including available interest rates, credit spread relative to our credit rating, and illiquidity, remain relatively unchanged from the issuance date of our debt on February 11, 2013 for a similar debt instrument.

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

F-23     VONAGE ANNUAL REPORT 2013

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
The Preservation Plan was scheduled to expire no later than the close of business June 7, 2013, unless extended by our board of directors. On April 4, 2013, our board of directors determined to extend the Preservation Plan through June 7, 2015, subject to ratification of the extension by stockholders at the Vonage 2013 annual meeting of stockholders. On June 6, 2013, at the Vonage 2013 annual meeting of stockholders, stockholders ratified the extension of the Preservation Plan through June 7, 2015.
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

We repurchased the following shares of common stock with cash resources under the $50,000 repurchase program as of December 31, 2013 and December 31, 2012:

	For the years ended December 31,
	2013	2012 (1)
Shares of common stock repurchased	2,189	12,247
Value of common stock repurchased	$5,374	$27,944

(1) including 278 shares, or $638, of common stock repurchases settled in January 2013; excluding commission of $163.

On February 7, 2013, our board of directors discontinued the remainder of our existing $50,000 repurchase program effective at the close of business on February 12, 2013 with $16,682 of availability remaining, and authorized a new program to repurchase up to $100,000 of Vonage common stock by December 31, 2014. The specific timing and amount of repurchases will vary based on available capital resources and other financial and operational performance, market conditions, securities law limitations, and other factors. The repurchases will be made using our cash resources. The $100,000 repurchase program may be suspended or discontinued at any time without prior notice.

We repurchased the following shares of common stock with cash resources under the $100,000 repurchase program for the three and twelve months ended December 31, 2013:

	For the three months ended	For the year ended
	December 31, 2013*
Shares of common stock repurchased	3,468	16,954
Value of common stock repurchased	$11,514	$50,653

* including 220 shares, or $734, of common stock repurchases settled in January 2014; excluding commission of $2.

As of December 31, 2013, approximately $49,347 remained of our $100,000 repurchase program. The repurchase program expires on December 31, 2014 but may be suspended or discontinued at any time without notice.
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

Note 9. Employee Benefit Plans
Share-Based Compensation

F-24     VONAGE ANNUAL REPORT 2013

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

The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model. The assumptions used to value options are as follows:

	2013	2012	2011
Risk-free interest rate	1.13-2.02%	0.94-1.36%	0.56-1.52%
Expected stock price volatility	86.94-90.39%	90.37-93.57%	94.94-98.74%
Dividend yield	0.00%	0.00%	0.00%
Expected life (in years)	6.25	6.25	3.75-6.25

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

 Our stock incentive plans as of December 31, 2013 are summarized as follows (in thousands):

	Shares Authorized	Shares Available for Grant	Stock Options Outstanding	Restricted Stock and Restricted Stock Units
2001 Incentive Plan	—	—	3,230	—
2006 Incentive Plan	77,400	19,452	29,607	5,182
Total as of December 31, 2013	77,400	19,452	32,837	5,182

F-25     VONAGE ANNUAL REPORT 2013

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

Based upon June 2010 and June 2013 amendments to the plan, the maximum number of shares of our common stock that are authorized for issuance under our 2006 Incentive Plan is 77,400 shares. Shares issued under the plan may be authorized and unissued shares or may be issued shares that we have reacquired. Shares covered by awards that are forfeited, canceled or otherwise expire without having been exercised or settled, or that are settled by cash or other non-share consideration, will become available for issuance pursuant to a new award. Shares that are tendered or withheld to pay the exercise price of an award or to satisfy tax withholding obligations will not be available for issuance pursuant to new awards. At December 31, 2013, 19,452 shares were available for future grant under the 2006 Stock Incentive Plan.

F-26     VONAGE ANNUAL REPORT 2013

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

The following table summarizes the activity for all awards under both of our stock incentive plans:

	Stock Options Outstanding		Restricted Stock and Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Grant Date Fair Market Value Per Share
	(in thousands)		(in thousands)
Balance at December 31, 2010	35,729	$2.26	2,332	$1.50
Stock options granted	6,217	4.44
Stock options exercised	(2,894)	1.47
Stock options canceled	(1,770)	5.85
Restricted stocks and restricted stock units granted			1,198	4.38
Restricted stocks and restricted stock units exercised			(995)	1.83
Restricted stocks and restricted stock units canceled			(260)	2.27
Balance at December 31, 2011	37,282	2.51	2,275	2.79
Stock options granted	8,701	2.22
Stock options exercised	(1,237)	1.39
Stock options canceled	(4,506)	3.99
Restricted stocks and restricted stock units granted			2,400	2.29
Restricted stocks and restricted stock units exercised			(1,022)	2.31
Restricted stocks and restricted stock units canceled			(310)	2.58
Balance at December 31, 2012	40,240	2.32	3,343	2.59
Stock options granted	9,315	2.89
Stock options exercised	(7,842)	1.47
Stock options canceled	(8,876)	2.14
Restricted stocks and restricted stock units granted			3,896	3.01
Restricted stocks and restricted stock units exercised			(1,549)	2.48
Restricted stocks and restricted stock units canceled			(508)	2.84
Balance at December 31, 2013-stock options	32,837	$2.73
Balance at December 31, 2013-Restricted stock and restricted stock units			5,182	$2.92
Exercisable at December 31, 2013	15,789	$2.74
Unvested shares at December 31, 2012	16,762	$2.34
Unvested shares at December 31, 2013	17,048	$2.71

The weighted average exercise price of options granted was $2.89, $2.22, and $4.44 for the years ended December 31, 2013, 2012, and 2011, respectively. The weighted average grant date fair market value of restricted stock and restricted stock units granted was $3.01, $2.29, and $4.38 during the year ended December 31, 2013, 2012, and 2011, respectively.

The aggregate intrinsic value of exercised stock options for the years ended December 31, 2013, 2012, and 2011 was $9,891, $1,042, and $8,450, respectively. The aggregate intrinsic value of exercised restricted stock and restricted stock units for the years ended December 31, 2013, 2012, and 2011 was $3,788, $2,250, and $3,954, respectively.

The weighted average grant date fair market value of stock options granted was $2.16, $1.58, and $1.65 for the years ended December 31, 2013, 2012, and 2011.

Total share-based compensation expense recognized for the years ended December 31, 2013, 2012, and 2011 was $17,843, $11,975, and $14,279, respectively, which were recorded to selling, general and administrative expense in the consolidated statement of income. The 2012 expense included a reversal of executive stock compensation expense of $1,200. As of December 31, 2013, total unamortized share-based compensation was $22,102, net of estimated forfeitures, which is expected to be amortized over the remaining vesting period of each grant, up to the next 48 months. Compensation costs for all share-based awards are recognized using the ratable single-option approach on an accrual basis and are amortized using an accelerated amortization schedule. Our current policy is to issue new shares to settle the exercise of stock options and prospectively, the vesting of restricted stock units.

F-27     VONAGE ANNUAL REPORT 2013

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

Information regarding the options outstanding as of December 31, 2013 is summarized below:

	Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Stock Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Stock Options Vested and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)	(in years)		(in thousands)	(in thousands)	(in years)		(in thousands)
$0.33 to $1.43	9,187		1.34		7,917		1.34
$1.44 to $1.99	2,381		1.75		2,231		1.76
$2.00 to $4.00	16,742		2.61		2,502		2.37
$4.01 to $7.34	3,340		4.73		1,952		4.80
$7.35 to $35.00	1,187		11.45		1,187		11.45
	32,837	6.8	2.73	$33,994	15,789	4.8	2.74	$22,527

The aggregate intrinsic value of restricted stock units outstanding was $9,552 as of December 31, 2013.
Retirement Plan
In March 2001, we established a 401(k) Retirement Plan (the “Retirement Plan”) available to employees who meet the plan’s eligibility requirements. Participants may elect to contribute a percentage of their compensation to the Retirement Plan up to a statutory limit. We may make a contribution to the Retirement Plan in the form of a matching contribution. The employer matching contribution is 50% of each employee’s contributions not to exceed $6 in 2011, 2012, and 2013. Our expense related to the Retirement Plan was $2,554, $2,160, and $2,114 in 2013, 2012, and 2011, respectively.

Note 10. Commitments and Contingencies
Capital Leases
Assets financed under capital lease agreements are included in property and equipment in the consolidated balance sheet and related depreciation and amortization expense is included in the consolidated statements of operations.
On March 24, 2005, we entered into a lease for our headquarters in Holmdel, New Jersey. We took possession of a portion of the office space at the inception of the lease, another portion on August 1, 2005 and took over the remainder of the office space in early 2006. The overall lease term is twelve years and five months. In connection with the lease, we issued a letter of credit which requires $7,350 of cash as collateral, which is classified as restricted cash. Part of the cash was released, leaving a balance of $4,306 at December 31, 2013. The gross amount of the building recorded under capital leases totaled $25,709 as of December 31, 2013 and accumulated depreciation was approximately $17,647 as of December 31, 2013.
Operating Leases
We have entered into various non-cancelable operating lease agreements for certain of our existing office and telecommunications co-location space in the United States and for international subsidiaries with original lease periods expiring between 2014 and 2015. We are committed to pay a portion of the buildings’ operating expenses as determined under the agreements.

At December 31, 2013, future payments under capital leases and minimum payments under non-cancelable operating leases are as follows over each of the next five years and thereafter:

	December 31, 2013
	Capital Leases	Operating Leases
2014	$4,369	$5,854
2015	4,457	1,694
2016	4,545	—
2017	3,071	—
2018	—	—
Total minimum payments required	16,442	$7,548
Less amounts representing interest	(3,352)
Minimum future payments of principal	13,090
Current portion	2,889
Long-term portion	$10,201

F-28     VONAGE ANNUAL REPORT 2013

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

Rent expense was $6,071 for 2013, $4,995 for 2012, and $4,642 for 2011.
Stand-by Letters of Credit
We have stand-by letters of credit totaling $4,306 and $5,558, as of December 31, 2013 and 2012, respectively.
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
Vendor Commitments

We have several commitments primarily commitments to vendors who will provide local inbound services, process our credit card billings, license patents to us, sell us communication devices, provide carrier operation and telephone related services, provide marketing services, and provide energy supply. In certain cases, we may terminate these arrangements early upon payment of specified fees. These commitments total $228,667. Of this total amount, we expect to purchase $95,129 in 2014, $90,825 in 2015, $42,446 in 2016, and $267 in 2017, respectively. These amounts do not represent our entire anticipated purchases in the future, but represent only those items for which we are contractually committed. We also purchase products and services as needed with no firm commitment. For this reason, the amounts presented do not provide a reliable indicator of our expected future cash outflows or changes in our expected cash position.
Litigation
From time to time, in addition to those identified below, we are subject to legal proceedings, claims, investigations, and proceedings in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment, and other matters. From time to time, we also receive letters or other communications from third parties inviting us to obtain patent licenses that might be relevant to our business or alleging that our services infringe upon third party patents or other intellectual property. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss or range of loss can be reasonably estimated. These provisions, if any, are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. We believe that we have valid defenses with respect to the legal matters pending against us and are vigorously defending these matters. Given the uncertainty surrounding litigation and our inability to assess the likelihood of a favorable or unfavorable outcome in the above noted matters and our inability to reasonably estimate the amount of loss or range of loss, it is possible that the resolution of one or more of these matters could have a material adverse effect on our consolidated financial position, cash flows or results of operations.
IP Matters

Bear Creek Technologies, Inc. On February 22, 2011, Bear Creek Technologies, Inc. (“Bear Creek”) filed a lawsuit against Vonage Holdings Corp., Vonage America, Inc., Vonage Marketing LLC, and

Aptela Inc. (a subsidiary of Vocalocity, Inc., a wholly-owned subsidiary of the Company which was acquired on November 15, 2013 pursuant to an Agreement and Plan of Merger dated October 9, 2013) in the United States District Court for the Eastern District of Virginia (Norfolk Division) alleging that Vonage’s and Aptela’s products and services are covered by United States Patent No. 7,889,722, entitled “System for Interconnecting Standard Telephony Communications Equipment to Internet Protocol Networks” (the “722 Patent”). The suit also named numerous other defendants, including Verizon Communications, Inc., Comcast Corporation, Time-Warner Cable, Inc., AT&T, Inc., and T-Mobile USA Inc. On August 17, 2011, the Court dismissed Bear Creek’s case against the Vonage entities and Aptela, as well as all the other defendants, except for one defendant. Later, on August 17, 2011, Bear Creek re-filed its complaint concerning the ‘722 Patent in the United States District Court for the District of Delaware against the same Vonage entities; and also re-filed a separate complaint concerning the ‘722 Patent in the United States District Court for the Eastern District of Virginia against Aptela. In each complaint, Bear Creek alleges that Vonage and Aptela, respectively, are infringing one or more claims of the ‘722 Patent. In addition, Bear Creek alleges that each party is contributing to and inducing infringement of one or more claims of the ‘722 Patent. On January 25, 2012, Bear Creek filed a motion with the United States Judicial Panel on Multidistrict Litigation seeking to transfer and consolidate its litigations against Vonage and Aptela with twelve other separate actions Bear Creek filed in the U.S. District Courts for Delaware and the Eastern District of Virginia. On May 2, 2012, the Multidistrict Litigation Panel granted Bear Creek’s motion and ordered the coordination or consolidation for pretrial proceedings of all fourteen actions in the U.S. District Court for the District of Delaware. On October 11, 2012, Vonage filed an answer to Bear Creek’s complaint, including counterclaims of non-infringement and invalidity of the ‘722 patent. Aptela, which filed a motion to dismiss Bear Creek’s complaint on September 27, 2011, has not yet answered, as its motion remains pending and awaiting disposition by the court. On November 5, 2012, Bear Creek filed an answer to Vonage’s counterclaims. On March 1, 2013, several defendants including Vonage moved the Court to stay the case pending resolution of the reexamination of the ‘722 patent requested by Cisco Systems, Inc. (“Cisco”) as described below; the motion was granted on July 17, 2013, and the case is now stayed pending the resolution of the reexamination. On November 8, 2013, the Court granted Bear Creek’s request to terminate and substitute counsel representing it in the litigation.
On March 8, 2012, a third-party requested the United States Patent and Trademark Office (“USPTO”) to reexamine the validity of the asserted ‘722 Patent. The USPTO granted the request on April 26, 2012, and subsequently issued an initial Office Action rejecting all of the ‘722 Patent claims. After reconsideration based on statements made by the patentee, the USPTO on September 19, 2012, reversed its initial rejection, and confirmed all claims as patentable over the references cited in the reexamination request. A second request for reexamination of the ‘722 Patent was filed on September 12, 2012, by Cisco, challenging the validity of the ‘722 Patent. Cisco’s request was granted by the USPTO on November 28, 2012. On March 26, 2013, the USPTO issued an Office Action rejecting all claims of the ‘722 patent as invalid. Bear Creek responded to the Office Action on May 28, 2013, requesting withdrawal of the USPTO’s rejection. Cisco responded to Bear Creek’s submission on June 26, 2013. A third request for reexamination of the ‘722 Patent was filed on September 14, 2012, and the USPTO denied this request on December 6, 2012.
OpinionLab, Inc. On July 18, 2012, OpinionLab, Inc. (“OpinionLab”) filed a lawsuit against IPerceptions, Inc. and IPerceptions US, Inc. (collectively, “IPerceptions”) in the United States District Court for the Northern District of Illinois (Eastern Division) alleging claims of patent infringement, breach of contract, misappropriation of trade secrets, and tortious interference with business expectancy. On August 16, 2012, OpinionLab filed an amended complaint, adding Vonage

F-29     VONAGE ANNUAL REPORT 2013

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

Marketing LLC and Vonage Holdings Corp. as defendants, and alleging that Vonage’s products and services are covered by United States Patent Nos. 6,421,724, 6,606,581, 6,928,392, 7,085,820, 7,370,285, 8,024,668, and 8,041,805. OpinionLab alleged direct, indirect and willful infringement by Vonage. IPerceptions, the supplier to Vonage of the accused product in this lawsuit, has agreed to fully defend and indemnify Vonage in this lawsuit. On September 11, 2012, IPerceptions and Vonage each moved to dismiss OpinionLab’s indirect and willful patent infringement claims. The motions were denied on November 8, 2012. Vonage answered the complaint on December 7, 2012. On July 11, 2013, the Court issued an order setting the case schedule. On September 6, 2013, OpinionLab filed a second amended complaint, which was answered by defendants on September 23, 2013. On October 14, 2013, OpinionLab made an unopposed motion to consolidate the case for pre-trial purposes with Case No. 13-CV-1574, OpinionLab, Inc. v Qualtrics Labs, Inc., currently pending in the United States District Court for the Northern District of Illinois. The motion was granted October 17, 2013.
RPost Holdings, Inc. On August 24, 2012, RPost Holdings, Inc., RPost Communications Limited, and RMail Limited (collectively, “RPost”) filed a lawsuit against StrongMail Systems, Inc. (“StrongMail”) in the United States District Court for the Eastern District of Texas (Marshall Division) alleging that StrongMail’s products and services, including its electronic mail marketing services, are covered by United States Patent Nos. 8,224,913, 8,209,389, 8,161,104, 7,966,372, and 6,182,219. On January 16, 2013, StrongMail moved the Court to transfer the venue of the lawsuit to the Northern District of California. That motion was denied by the Court on August 19, 2013. On February 11, 2013, RPost filed an amended complaint, adding 27 new defendants, including Vonage America Inc. RPost’s amended complaint alleges willful infringement of the RPost patents by Vonage and each of the other new defendants because they are customers of StrongMail. StrongMail has agreed to fully defend and indemnify Vonage in this lawsuit. Vonage answered the complaint on May 7, 2013. On January 30, 2014, RPost informed the Court that it is ready for a scheduling conference; the Court has not yet scheduled a conference.
Straight Path IP Group Inc. On November 4, 2013, Straight Path IP Group Inc. (“Straight Path”), a subsidiary of Straight Path Communications Inc., filed a lawsuit against Vonage Holdings Corp., Vonage America, Inc., and Vonage Marketing LLC in the U.S. District Court for the Eastern District of Virginia (Norfolk Division) alleging that Vonage’s products and services are covered by United States Patent Nos. 6,009,469, 6,131,121, 6,513,066, and 6,701,365. Straight Path alleged direct and indirect infringement by Vonage. On December 20, 2013, Vonage moved to transfer the case to the District of New Jersey and that motion was granted by the court on January 17, 2014. On December 30, 2013, Vonage answered the complaint and filed a motion to dismiss Straight Path’s claims for induced and contributory infringement. In response, Straight Path amended its complaint on January 7, 2014. On February 7, 2014, Vonage answered the amended complaint and moved to dismiss Straight Path's claims for indirect infringement.
Previously, on August 2, 2013, Straight Path filed a lawsuit against Vocalocity, Inc. in the U.S. District Court for the Eastern District of Virginia (Richmond Division) alleging that Vocalocity’s products and services are covered by the ‘066 and ‘365 patents. Straight Path alleged direct and indirect infringement by Vocalocity. On September 11, 2013, the lawsuit was ordered consolidated with two other lawsuits by Straight Path filed in early August 2013 against Bandwidth.com, Inc. and Telesphere Networks Ltd., relating to the same patents. On October 15, 2013, Vocalocity moved to dismiss the complaint for failure to state a claim upon which relief could be granted. On October 18, 2013, Straight Path filed an amended complaint. Vocalocity answered the amended complaint on November 4, 2013, and asserted counterclaims for declaratory judgment of non-infringement and invalidity against both patents. Straight Path answered the counterclaims on November 20,

2013. The parties submitted opening and response claim construction briefs on December 13, 2013 and December 20, 2013, respectively. A Markman hearing was held on January 16, 2014. The parties await the Court's claim construction order. On November 13, 2013, the Court approved the parties’ proposed joint discovery plan under which discovery shall conclude on February 14, 2014, and a final pretrial conference shall be held on February 20, 2014.
AIP Acquisition LLC. On January 3, 2014, AIP Acquisition LLC (“AIP”), filed a lawsuit against Vonage Holdings Corp., Vonage America, Inc., and Vonage Marketing LLC in the U.S. District Court for the District of Delaware (Norfolk Division) alleging that Vonage’s products and services are covered by United States Patent No. 7,269,247. Vonage's answer is due February 26, 2014.
Commercial Litigation
Merkin & Smith, et als. On September 27, 2013, Arthur Merkin and James Smith filed a putative class action lawsuit against Vonage America, Inc. in the Superior Court of the State of California, County of Los Angeles, alleging that Vonage violated California’s Unfair Competition Law by charging its customers fictitious 911 taxes and fees. On October 30, 2013, Vonage filed a notice removing the case to the United States District Court for the Central District of California. On October 30, 2013 the case was assigned to a United States District Judge and a Magistrate Judge, with the parties directed to the Court’s Alternative Dispute Resolution program. On November 26, 2013, Vonage filed its Answer to the Complaint.  On December 4, 2013, Vonage filed a Motion to Compel Arbitration. A hearing was held on January 27, 2014, and on February 4, 2014, the Court denied Vonage’s Motion to Compel Arbitration.   Vonage has 30 days to file a notice of appeal of the Court’s decision, if it decides to do so.
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
Federal - Net Neutrality
Clear and enforceable net neutrality rules would make it more difficult for broadband Internet service providers to block or discriminate against Vonage service. Also explicitly applying net neutrality rules to wireless broadband Internet service could create greater opportunities for VoIP applications that run on wireless broadband Internet service. In October 2009, the FCC proposed the adoption of enforceable net neutrality rules for both wired and wireless broadband Internet service providers. The proposed rules would prohibit wired and wireless broadband Internet service providers from blocking or hindering lawful content, applications, or services and from unreasonably discriminating when transmitting lawful network traffic. In addition, broadband Internet service providers would have to publicly disclose certain information about their network management practices. In December 2010, the FCC adopted enforceable net neutrality rules based on its October 2009 proposal. All of the proposed rules in the October 2009 proposal applied to wired broadband Internet providers. The FCC applied some but not all of the proposed rules to wireless broadband service. Wireless broadband Internet services providers are prohibited from blocking or

F-30     VONAGE ANNUAL REPORT 2013

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

hindering voice or video applications that compete with the broadband Internet service provider's voice or video services. Wireless providers are also subject to transparency requirements, but they are not subject to the prohibition on unreasonable discrimination that applies to wired broadband Internet services providers. Final rules were filed in the Federal Register in September 2011. Shortly thereafter, a number of parties filed appeals of the rules in various federal circuit courts; some alleging that the FCC lacks authority to apply net neutrality rules to broadband service providers and some alleging that the rules did not go far enough. The D.C. Circuit Court of Appeals was selected by lottery to decide the appeals and the appeals alleging that the rules did not go far enough were dropped. The D.C. Circuit Court of Appeals heard oral arguments on the appeal on September 9, 2013. On January 14, 2014, the D.C. Circuit vacated the anti-blocking and the unreasonable discrimination provisions of the rules. The D.C. Circuit decision did not foreclose the FCC from adopting anti-blocking or non-discrimination rules and the FCC may revisit these issues or appeal the ruling.
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
Federal - Rural Call Completion Issues
On February 7, 2013, the FCC released a Notice of Proposed Rulemaking on rural call completion issues. The Notice of Proposed Rulemaking (NPRM) proposed new detailed reporting requirements to gauge rural call completion performance. Rural carriers have argued that VoIP provider call completion performance to rural areas is generally poor. On October 28, 2013, the FCC adopted an order on rural call completion that imposes new reporting obligations and restricts certain call signaling practices. The call signaling rules went into effect on January 31, 2014.  On January 17, 2014, we filed for an extension from January 31, 2014 to March 3, 2014 to implement the call signaling rules.  On January 30, 2014, the FCC granted our requested extension.  We could be subject to an FCC enforcement action in the future in the event the FCC took the position that our rural call completion performance is inadequate or we were not compliant with the FCC’s order.

Federal - Numbering Rights
On April 18, 2013, the FCC issued a Notice of Proposed Rulemaking (NPRM) that proposing to modify FCC rules to allow VoIP providers to directly access telephone numbers. In addition, the FCC granted a waiver from its existing rules to allow Vonage to conduct a trial of direct access to telephone numbers. The trial would allow the FCC to obtain real-world data on direct access to telephone numbers by VoIP providers to inform consideration of the NPRM. Direct access to telephone numbers would facilitate IP to IP interconnection, which may allow VoIP providers to provide higher quality, lower cost services, promote the deployment of innovative new voice services, and experience reductions in the cost of telephony services. Vonage successfully completed the trial in certain markets and filed the required reports on the trial with the FCC. On January 31, 2014, the FCC Wireline Competition Bureau issued a positive report on the trial, concluding that Vonage's successful trial confirmed the technical feasibility of interconnected VoIP providers obtaining telephone numbers directly from the numbering administrators. The NPRM provides for a 30-day comment period on this report. Given the positive report, at the end of this comment period, the FCC may adopt its proposed rule to allow VoIP providers to directly access telephone numbers.
Pakistan Termination Rate Increase
On October 1, 2012, Pakistani carriers formed the International Clearing House (ICH). This cartel subsequently took action to increase the cost to terminate international calls to Pakistan by approximately 500 percent . As a result of the implementation of higher termination costs, Vonage was forced to remove Pakistan from unlimited calling in its Vonage World plan. Vonage filed a petition at the FCC, shortly after the ICH rates became effective, seeking an order prohibiting U.S. carriers from paying the new higher ICH rates. On March 5, 2013, the FCC issued an order that prohibits U.S. carriers from paying more than the prevailing termination rate prior to the implementation of the ICH rates. In addition to the Vonage challenge in the U.S., a Pakistani carrier challenged the ICH action under Pakistani competition law. After the trial court found that the ICH violated Pakistani competition law, the Supreme Court of Pakistan overturned the trial court decision and remanded the case to the Competition Commission of Pakistan (CCP). On April 30, 2013, the CCP issued an order that holds that the ICH violates Pakistani competition law. On May 9, 2013, the Sindh High Court temporarily suspended the CCP order while the court considers constitutional challenges to the order made by several Pakistani carriers. Despite favorable action by both U.S. and Pakistani authorities, it is currently unclear if or how long it will take for international termination rates in Pakistan to return to a more competitive level.
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

F-31     VONAGE ANNUAL REPORT 2013

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
State and Municipal Taxes
In accordance with generally accepted accounting principles, we make a provision for a liability for taxes when it is both probable that a liability has been incurred and the amount of the liability or range of liability can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. For a period of time, we did not collect or remit state or municipal taxes (such as sales, excise, utility, use, and ad valorem taxes), fees or surcharges (“Taxes”) on the charges to our customers for our services, except that we historically complied with the New Jersey sales tax. We have received inquiries or demands from a number of state and municipal taxing and 911 agencies seeking payment of Taxes that are applied to or collected from customers of providers of traditional public switched telephone network services. Although we have consistently maintained that these Taxes do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations, we are now collecting and remitting sales taxes in certain of those states including a number of states that have changed their statutes to expressly include VoIP. In addition, many states address how VoIP providers should contribute to support public safety agencies, and in those states we remit fees to the appropriate state agencies. We could also be contacted by state or municipal taxing and 911 agencies regarding Taxes that do explicitly apply to VoIP and these agencies could seek retroactive payment of Taxes. As such, we have a reserve of $4,630 as of December 31, 2013 as our best estimate of the potential tax exposure for any retroactive assessment. We believe the maximum estimated exposure for retroactive assessments is approximately $7,000 as of December 31, 2013.
Employment Agreements
Our Chief Executive Officer is subject to an employment contract with a minimum salary commitment that is subject to annual review. He is also eligible for an annual performance bonus with a target based upon his then annual salary. The term of the employment contract with our Chief Executive Officer expires in 2014 but is subject to one-year renewals unless prior notice of 90 days is provided by either party. In the event of the termination of our Chief Executive Officer’s employment, depending upon the circumstances, he will be entitled to severance payments up to an amount equal to a prorated annual bonus for the year of termination, two year’s base salary, and amounts to cover specified health care coverage premiums and outplacement services.

Note 11. Acquisition of Business
Acquisition of Vocalocity
Vocalocity is an industry-leading provider of cloud-based communication services to small and medium businesses (SMB). The acquisition of Vocalocity immediately positions Vonage as a leader in the SMB hosted VoIP market. SMB and small office, home office (SOHO) services previously offered by Vonage will now be offered under the Vonage Business Solutions brand on the Vocalocity platform.
Pursuant to the Merger Agreement dated October 9, 2013, by and among Vocalocity and the Merger Sub, Vonage, and the Shareholder Representative, on November 15, 2013, Merger Sub merged with and into Vocalocity, and Vocalocity became a wholly-owned subsidiary of Vonage. In addition, at the effective time of the Merger all previously unexercised vested Vocalocity stock options that were not out-of-the-money were cashed out at the spread between the applicable exercise price and the applicable merger consideration, subject to reductions for escrow deposits. Unvested and/or out-of the-money Vocalocity stock options were cancelled and terminated with no right to receive payment. Immediately prior to the consummation of the Merger, options to purchase common stock held by certain persons were accelerated, such that they are fully vested and exercisable as of the Effective Time.
We acquired Vocalocity for $134,167, including 7,983 shares of Vonage common stock (which shares had an aggregate value of approximately $26,186 based upon the closing stock price on November 15, 2013) and cash consideration of $107,981 including payment of $2,869 for excess cash as of closing date, subject to adjustments for closing cash and working capital of Vocalocity, reductions for indebtedness and transaction expenses of Vocalocity that remained unpaid as of closing, and deposits into the escrow funds, pursuant to the Merger Agreement. We financed the transaction with $32,981 of cash and $75,000 from our revolving credit facility. The aggregate consideration will be allocated among holders of: (i) Vocalocity preferred stock, (ii) Vocalocity common stock, (iii) vested options to purchase Vocalocity common stock, and (iv) warrants to purchase Vocalocity preferred stock.
Pursuant to the Acquisition Agreement, $9,710 of the cash consideration and $2,357 of the stock consideration was placed in escrow (the "Holdback") for unknown liabilities that may have existed as of the acquisition date. The Holdback, which was included as part of the acquisition consideration, will be paid for such unknown liabilities or to the former Vocalocity shareholders within 18  months from the closing date of the Acquisition.
During 2013, we incurred $2,768 in acquisition related transaction and integration costs, which were recorded in selling, general and administrative expense in the accompanying Consolidated Statements of Operations.
The Acquisition was accounted for using the acquisition method of accounting under which assets and liabilities of Vocalocity were recorded at their respective fair values including an amount for goodwill representing the difference between the acquisition consideration and the fair value of the identifiable net assets.
The acquisition price was allocated to the tangible and identified intangible assets acquired and liabilities assumed as of the closing date of the Acquisition. The fair values assigned to tangible and

F-32     VONAGE ANNUAL REPORT 2013

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. The estimated fair values of assets acquired and liabilities assumed are considered preliminary and are based on the most recent information available. We believe that the information provides a reasonable basis for assigning the fair values of assets acquired and liabilities assumed, but we are waiting for additional information, primarily related to income, sales, excise, and ad valorem taxes which are subject to change. Thus the provisional measurements of fair value set forth below are subject to change. We expect to finalize the valuation as soon as practicable, but not later than one-year from the acquisition date.

The table below summarizes the assets acquired and liabilities assumed as of November 15, 2013 as follows:

Estimated Fair Value
Assets
Current assets:
Cash and cash equivalents	$7,924
Accounts receivable, net of allowance	275
Prepaid expenses and other current assets	787
Total current assets	8,986
Property and equipment, net	1,777
Intangible assets, net	75,000
Other assets	53
Total assets acquired	85,816

Liabilities
Current liabilities:
Accounts payable	2,226
Accrued expenses	7,064
Deferred revenue, current portion	1,986
Total current liabilities	11,276
Deferred tax liabilities, net, non-current	24,000
Total liabilities assumed	35,276
Net identifiable assets acquired	50,540
Goodwill	83,627
Total purchase price	$134,167

The intangible assets as of the closing date of the Acquisition included:

Amount
Customer relationship	$39,100
Developed technologies	35,200
Trade names	500
Non-compete agreements	200
$75,000

Indications of fair value of the intangible assets acquired in connection with the Acquisition were determined using either the income, market or replacement cost methodologies. The intangible assets are being amortized over periods which reflect the pattern in which economic benefits of the assets are expected to be realized. The customer relationships and developed technology are being amortized on an accelerated basis over an estimated useful life of ten years; trade names are being amortized on a straight-line basis over five years; and the non-compete agreements are being amortized on a straight-line basis over two years.
The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents the amount of goodwill resulting from the Acquisition. We do not expect any portion of this goodwill to be deductible for tax purposes. The goodwill attributable to the Acquisition has been recorded as a non-current asset and is not amortized, but is subject to an annual review for impairment. We believe the factors that contributed to goodwill include synergies that are specific to our consolidated business, the acquisition of a talented workforce that provides us expertise in small and medium business market as well as other intangible assets that do not qualify for separate recognition.
The results of operations of the Vocalocity business and the estimated fair values of the assets acquired and liabilities assumed have been included in our consolidated financial statements since the date of the Acquisition.

F-33     VONAGE ANNUAL REPORT 2013

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

Pro forma financial information (unaudited)
The following unaudited supplemental pro forma information presents the combined historical results of operations of Vonage and Vocalocity for the years 2013 and 2012, as if the Acquisition had been completed at the beginning of 2012.

	For the years ended December 31,
	2013	2012
Revenue	$883,026	$893,654
Net income attributable to Vonage	24,532	25,224
Net income attributable to Vonage per share - basic	0.11	0.11
Net income attributable to Vonage per share - diluted	0.11	0.10
The pro forma financial information includes adjustments to reflect one time charges and amortization of fair value adjustments in the appropriate pro forma periods as though the companies were combined as of the beginning of 2012. These adjustments include:

>	an increase in amortization expense of $13,152 and $15,664 for the years ended 2013 and 2012, respectively, related to the fair value of acquired identifiable intangible assets;

>	a decrease in income tax expense of $3,384 and $7,599 for the years ended 2013 and 2012, respectively, related to pro forma adjustments and Vocalocity's results prior to acquisition;

>	the exclusion of Vocalocity and our transaction-related expenses of $6,947 for the year ended 2013;

>
an increase in interest expense of $2,255 and $2,725 for the years ended 2013 and 2012, respectively associated with revolving line of credit and adjustment to interest rate on existing loans as a result of increase in Vonage leverage ratio which changes interest rate tier.

As the Company has begun to integrate the combined operations, eliminating overlapping processes and expenses and integrating its products and sales efforts with those of Vocalocity, it is impractical to determine the revenues and earnings specific to Vocalocity since the date of the Acquisition.

Note 12.    Redeemable Noncontrolling Interest

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

On December 3, 2013, we extended a loan of $545 to our consolidated foreign subsidiary in Brazil pursuant to the shareholder agreement to meet the capital call requirement of our joint venture partner. The loan bore interest at a rate equal to 105% of rate of the Sistema Especial de Liquidação e Custódia (SELIC) (“SELIC Rate”).
In February 2014, pursuant to the shareholder agreement, we notified our joint venture partner that we are exercising our dilution rights as our joint venture partner did not meet a second successive capital call on December 17, 2013. As such, the loan that was provided in December will be converted to equity and we will make the second missed capital call of $503. As a result, our ownership interest is expected to be 91%.
We have provided our joint venture partner with a one-time opportunity to repurchase their diluted equity by making the first capital call in 2014 in addition to the two missed capital calls. The price to be paid by our joint venture partner in order to repurchase their diluted equity shall be equal to (i) the loan principal amount adjusted from its disbursement date until the date of the repurchase, at a rate equal to 105% of the rate of the SELIC Rate pro rata; plus (ii) $503, adjusted from December 17, 2013 to the date of the repurchase, at a rate equal to 107% of the SELIC Rate pro rata (iii) their share of joint venture losses for diluted equity from the dilution date through the repurchase date.

F-34     VONAGE ANNUAL REPORT 2013

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

Note 13. Geographic Information

Our chief operating decision-makers review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues and marketing expenses for purposes of allocating resources and evaluating financial performance.

Accordingly, we consider ourselves to be in a single reporting segment and operating unit structure.

Information about our operations by geographic location is as follows:

	For the years ended December 31,
	2013	2012	2011
Revenue:
United States	$784,665	$804,870	$825,928
Canada	32,348	32,570	32,135
United Kingdom	12,054	11,674	12,260
	$829,067	$849,114	$870,323
	December 31, 2013	December 31, 2012
Long-lived assets:
United States	$231,335	$85,331
Brazil	845	—
United Kingdom	821	1,032
Israel	276	411
	$233,277	$86,774

Note 14. Quarterly Financial Information (Unaudited)
The following table sets forth the reviewed consolidated quarterly financial information for 2013 and 2012:

	For the Quarter Ended
	March 31,	June 30,		September 30,	December 31,	Total
Year Ended 2013
Revenue	$209,087	$204,776		$203,984	$211,220	$829,067
Net income attributable to Vonage	13,047	7,447		4,207	3,588	28,289
Net income attributable to Vonage per common share:
Basic	0.06	0.04		0.02	0.02
Diluted	0.06	0.03		0.02	0.02
Year Ended 2012
Revenue	$215,903	$211,916		$207,584	$213,711	$849,114
Net income (loss)	13,921	(3,340)	(1)	13,213	12,833	36,627
Net income (loss) per common share:
Basic	0.06	(0.01)		0.06	0.06
Diluted	0.06	(0.01)		0.06	0.06

(1)	In the second quarter of 2012, we wrote-off of our investment in the Amdocs system, net of settlement amounts to the Company of $25,262.

F-35     VONAGE ANNUAL REPORT 2013