Form 10-Q
period 2014-03-31
VONAGE HOLDINGS CORP
filed 2014-05-01
CIK 1272830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	April 30, 2014
Common Stock, par value $0.001	211,638,792	shares

VONAGE HOLDINGS CORP.

Financial Information Presentation
For the financial information discussed in this Quarterly Report on Form 10-Q, other than per share and per line amounts, dollar amounts are presented in thousands, except where noted.

Part I – Financial Information

Item 1.	Financial Statements
VONAGE HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31, 2014	December 31, 2013
Assets	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$54,272	$84,663
Accounts receivable, net of allowance of $557 and $683, respectively	19,626	19,649
Inventory, net of allowance of $175 and $229, respectively	5,965	10,584
Deferred customer acquisition costs, current	4,580	4,991
Deferred tax assets, current	18,361	18,361
Prepaid expenses and other current assets	19,271	16,892
Total current assets	122,075	155,140
Property and equipment, net	47,921	52,243
Goodwill	83,627	83,627
Software, net	20,679	20,557
Deferred customer acquisition costs, non-current	168	193
Debt related costs, net	1,024	1,313
Restricted cash	4,407	4,405
Intangible assets, net	72,494	76,850
Deferred tax assets, non-current	242,598	246,539
Other assets	1,708	1,882
Total assets	$596,701	$642,749
Liabilities and Stockholders’ Equity
Liabilities
Current liabilities:
Accounts payable	$35,565	$49,867
Accrued expenses	75,953	81,127
Deferred revenue, current portion	36,264	36,899
Current maturities of capital lease obligations	3,002	2,889
Current portion of notes payables	23,333	23,333
Total current liabilities	174,117	194,115
Indebtedness under revolving credit facility	55,000	75,000
Notes payable, net of current portion	17,500	23,333
Deferred revenue, net of current portion	387	436
Capital lease obligations, net of current maturities	9,406	10,201
Other liabilities, net of current portion in accrued expenses	1,644	1,628
Total liabilities	258,054	304,713
Commitments and Contingencies	—	—
Redeemable noncontrolling interest	(440)	(38)
Stockholders’ Equity
Common stock, par value $0.001 per share; 596,950 shares authorized at March 31, 2014 and December 31, 2013; 249,083 and 246,741 shares issued at March 31, 2014 and December 31, 2013, respectively; 212,196 and 212,339 shares outstanding at March 31, 2014 and December 31, 2013, respectively	251	247
Additional paid-in capital	1,144,415	1,136,289
Accumulated deficit	(693,353)	(697,941)
Treasury stock, at cost, 36,887 shares at March 31, 2014 and 34,402 shares at December 31, 2013	(111,278)	(101,040)
Accumulated other comprehensive (loss) income	(948)	519
Total stockholders’ equity	339,087	338,074
Total liabilities, redeemable noncontrolling interest, and stockholders’ equity	$596,701	$642,749

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

Revenues	$220,733	$209,087

Operating Expenses:
Direct cost of telephony services (excluding depreciation and amortization of $5,154 and $3,452, respectively)	52,617	55,181
Direct cost of goods sold	9,739	8,878
Selling, general and administrative	78,453	62,910
Marketing	57,264	51,669
Depreciation and amortization	12,338	7,975
	210,411	186,613
Income from operations	10,322	22,474
Other Income (Expense):
Interest income	91	37
Interest expense	(2,077)	(1,457)
Other expense, net	(13)	(39)
	(1,999)	(1,459)
Income before income tax expense	8,323	21,015
Income tax expense	(4,118)	(7,968)
Net income	$4,205	$13,047
Plus: Net loss attributable to noncontrolling interest	383	—
Net income attributable to Vonage	$4,588	$13,047
Net income attributable to Vonage per common share:
Basic	$0.02	$0.06
Diluted	$0.02	$0.06
Weighted-average common shares outstanding:
Basic	212,195	214,639
Diluted	225,187	223,202

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net income	$4,205	$13,047
Other comprehensive loss:
Foreign currency translation adjustment	(1,486)	(624)
Total other comprehensive loss	(1,486)	(624)
Comprehensive income	2,719	12,423
Comprehensive loss attributable to noncontrolling interest:
Add: Net loss	(383)	—
Foreign currency translation adjustment	(19)	—
Total comprehensive loss attributable to noncontrolling interest	(402)	—
Comprehensive income attributable to Vonage	$3,121	$12,423

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net income	$4,205	$13,047
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization and impairment charges	7,982	7,382
Amortization of intangibles	4,356	593
Deferred tax expense	3,707	7,994
Allowance for doubtful accounts	(98)	(100)
Allowance for obsolete inventory	103	112
Amortization of debt related costs	289	388
Share-based expense	6,294	3,982
Changes in operating assets and liabilities:
Accounts receivable	131	(265)
Inventory	4,480	(2,881)
Prepaid expenses and other current assets	(2,368)	(1,324)
Deferred customer acquisition costs	436	395
Other assets	174	154
Accounts payable	(14,333)	(21,123)
Accrued expenses	(5,349)	2,435
Deferred revenue	(638)	(1,053)
Other liabilities	16	16
Net cash provided by operating activities	9,387	9,752
Cash flows from investing activities:
Capital expenditures	(942)	(2,031)
Acquisition and development of software assets	(2,786)	(2,313)
(Increase) decrease in restricted cash	(1)	1,257
Net cash used in investing activities	(3,729)	(3,087)
Cash flows from financing activities:
Principal payments on capital lease obligations	(682)	(582)
Principal payments on notes and revolving credit facility	(25,833)	(5,834)
Proceeds received from issuance of notes payable	—	27,500
Debt related costs	—	(2,009)
Common stock repurchases	(10,011)	(16,712)
Proceeds from exercise of stock options, net of stock cancellation payment	1,836	283
Net cash (used in) provided by financing activities	(34,690)	2,646
Effect of exchange rate changes on cash	(1,359)	(527)
Net change in cash and cash equivalents	(30,391)	8,784
Cash and cash equivalents, beginning of period	84,663	97,110
Cash and cash equivalents, end of period	$54,272	$105,894
Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$1,391	$971
Income taxes	$93	$291
Non-cash financing transactions during the periods for:
Common stock repurchases	$793	$436
The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND
REDEEMABLE NONCONTROLLING INTEREST
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total	Redeemable non-controlling interest	Net Income
Balance at December 31, 2013	$247	$1,136,289	$(697,941)	$(101,040)	$519	$338,074	$(38)
Stock option exercises	4	1,832				1,836
Share-based expense		6,294				6,294
Share-based award activity				(170)		(170)
Common stock repurchases				(10,068)		(10,068)
Foreign currency translation adjustment					(1,467)	(1,467)	(19)
Net income (loss)			4,588			4,588	(383)	$4,205
Balance at March 31, 2014	$251	$1,144,415	$(693,353)	$(111,278)	$(948)	$339,087	$(440)

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 1.    Basis of Presentation and Significant Accounting Policies
Nature of Operations
Vonage Holdings Corp. (“Vonage”, “Company”, “we”, “our”, “us”) is incorporated as a Delaware corporation. We are a leading provider of communications services connecting people through cloud-connected devices worldwide. Customers in the United States represented 94% of our subscriber lines for our broadband telephone replacement services at March 31, 2014, with the balance primarily in Canada and the United Kingdom.
Unaudited Interim Financial Information
The accompanying unaudited interim consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations, cash flows, and statement of stockholders’ equity for the periods presented. The results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year.
These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on February 13, 2014.
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

•
assumptions used for the purpose of determining share-based compensation using the Black-Scholes option pricing model and Monte Carlo simulation model (“Models”), and various other assumptions that we believe to be reasonable; the key inputs for these Models include our stock price at valuation date, exercise price, the dividend yield, risk-free interest rate, life in years, and historical volatility of our common stock; and

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
The equipment is generally provided free of charge to our customers and in most instances there are no fees collected at sign-up. We record the fees collected for shipping the equipment to the customer, if any, as shipping and handling revenue at the time of shipment.

Telephony Services Revenue
Substantially all of our revenues are telephony services revenues, which are derived primarily from monthly subscription fees that customers are charged under our service plans. We also derive telephony services revenues from per minute fees for international calls if not covered under a plan, including calls made via applications for mobile devices and other stand-alone products, and for any calling minutes in excess of a customer’s monthly plan limits. Monthly subscription fees are automatically charged to customers’ credit cards, debit cards or electronic check payments ("ECP"), in advance and are recognized over the following month when services are provided. Revenues generated from international calls and from customers exceeding allocated call minutes under limited minute plans are recognized as services are provided, that is, as minutes are used, and are billed to a customer's credit cards, debit cards or ECP in arrears. As a result of multiple billing cycles each month, we estimate the amount of revenues earned from international calls and from customers exceeding allocated call minutes under limited minute plans but not billed from the end of each billing cycle to the end of each reporting period and record these amounts as accounts receivable. These estimates are based primarily upon historical minutes and have been consistent with our actual results.
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

Customer Equipment and Shipping Revenue
Customer equipment and shipping revenues consist of revenues from sales of customer equipment to wholesalers or directly to customers for replacement devices, or for upgrading their device at the time of customer sign-up for which we charge an additional fee. In addition, customer equipment and shipping revenues include revenues from the sale of VoIP telephones in order to access our small and medium business services on a net basis rather than a gross basis. Customer equipment and shipping revenues also include the fees that customers are charged for shipping their customer equipment to them. Customer equipment and shipping revenues include sales to our retailers, who subsequently resell this customer equipment to customers. Revenues were reduced for payments to retailers and rebates to customers, who purchased their customer equipment through these retailers, to the extent of customer equipment and shipping revenues.
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
Purchased-intangible assets are accounted for based upon the fair value of assets received. Purchased-intangible assets are amortized on a straight-line or accelerated basis over the periods of benefit, ranging from two to ten years. We perform a review of purchased-intangible assets whenever events or changes in circumstances indicate that the useful life is shorter than we had originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, we assess the recoverability of purchased-intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life of the asset is shorter than originally estimated, we accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. There was no impairment of purchased-intangible assets identified for the three months ended March 31, 2014.
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
Income Taxes
We recognize deferred tax assets and liabilities at enacted income tax rates for the temporary differences between the financial reporting bases and the tax bases of our assets and liabilities. Any effects of changes in income tax rates or tax laws are included in the provision for income taxes in the period of enactment. Our net deferred tax assets primarily consist of net operating loss carry forwards (“NOLs”). We are required to record a valuation allowance against our net deferred tax assets if we conclude that it is more likely than not that taxable income generated in the future will be insufficient to utilize the future income tax benefit from our net deferred tax assets (namely, the NOLs) prior to expiration. We periodically review this conclusion, which requires significant management judgment. If we are able to conclude in a future period that a future income tax benefit from our net deferred tax assets has a greater than 50 percent likelihood of being realized, we are required in that period to reduce the related valuation allowance with a corresponding decrease in income tax expense. This would result in a non-cash benefit to our net income in the period of the determination. In the fourth quarter of 2011, we released $325,601 of valuation allowance. In subsequent periods, we would expect to recognize income tax expense equal to our pre-tax income multiplied by our effective income tax rate, an expense that was not recognized prior to the reduction of the valuation allowance. Our effective rate may differ from the federal statutory rate due, in part, to our foreign operations and certain discrete period items. The 2014 estimated annual effective tax rate is expected to approximate 47%, but may fluctuate due to the timing of other discrete period transactions.
We file income tax returns in the U.S. on a federal basis and in U.S. state and foreign jurisdictions. Our federal tax return remains subject to examination by the Internal Revenue Service from 2010 to present, our New Jersey tax returns remain open from 2008 to present, our Canada tax return remains open from 2009 to present, and other domestic and foreign tax returns remain open for all periods to which those filings relate. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate resolution.
We have not had any unrecognized tax benefits. We recognize interest and penalties accrued related to unrecognized tax benefits as components of our income tax provision. We have not had any interest and penalties accrued related to unrecognized tax benefits.
Business Combinations
We account for business combinations using the acquisition method of accounting. The acquisition method of accounting requires that the purchase price, including the fair value of contingent consideration, of the acquisition be allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, the Company’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent the Company identifies adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations. We will include the results of all acquisitions in our Consolidated Financial Statements from the date of acquisition.

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Acquisition related transaction costs, such as banking, legal, accounting and other costs incurred in connection with an acquisition, are expensed as incurred in selling, general and administrative expense.
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

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The following table sets forth the computation for basic and diluted net income per share for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
	2014	2013
Numerator
Numerator for basic earnings per share-net income attributable to Vonage	$4,588	$13,047
Numerator for diluted earnings per share-net income attributable to Vonage	$4,588	$13,047
Denominator
Basic weighted average common shares outstanding	212,195	214,639
Dilutive effect of stock options and restricted stock units	12,992	8,563
Diluted weighted average common shares outstanding	225,187	223,202
Basic net income per share
Basic net income per share	$0.02	$0.06
Diluted net income per share
Diluted net income per share	$0.02	$0.06

For the three months ended March 31, 2014 and 2013, the following were excluded from the calculation of diluted earnings per common share because of their anti-dilutive effects:

	Three Months Ended
	March 31,
	2014	2013
Restricted stock units	5,701	1,620
Stock options	22,144	21,668
	27,845	23,288
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

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 2.    Supplemental Balance Sheet Account Information
Prepaid expenses and other current assets

	March 31, 2014	December 31, 2013
Nontrade receivables	$7,758	$7,402
Services	8,674	7,084
Telecommunications	485	479
Insurance	343	757
Marketing	691	312
Other prepaids	1,320	858
Prepaid expenses and other current assets	$19,271	$16,892

Property and equipment, net

	March 31, 2014	December 31, 2013
Building (under capital lease)	$25,709	$25,709
Network equipment and computer hardware	77,013	78,312
Leasehold improvements	44,835	44,141
Furniture	731	812
Vehicles	16	109
	148,304	149,083
Less: accumulated depreciation and amortization	(100,383)	(96,840)
Property and equipment, net	$47,921	$52,243

Software, net

	March 31, 2014	December 31, 2013
Purchased	$47,689	$45,178
Licensed	909	909
Internally developed	36,088	36,088
	84,686	82,175
Less: accumulated amortization	(64,007)	(61,618)
Software, net	$20,679	$20,557

Debt related costs, net

	March 31, 2014	December 31, 2013
Senior secured term loan	$4,706	$4,706
Less: accumulated amortization	(3,682)	(3,393)
Debt related costs, net	$1,024	$1,313

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Restricted cash

	March 31, 2014	December 31, 2013
Letter of credit-lease deposits	$4,307	$4,306
Cash reserves	100	99
Restricted cash	$4,407	$4,405

Intangible assets, net

	March 31, 2014	December 31, 2013
Customer relationships	$39,100	$39,100
Developed technology	35,200	35,200
Patents and patent licenses	18,264	18,264
Trademark	560	560
Trade names	500	500
Non-compete agreements	200	200
	93,824	93,824
Less: accumulated amortization	(21,330)	(16,974)
Intangible assets, net	$72,494	$76,850

Accrued expenses

	March 31, 2014	December 31, 2013
Compensation and related taxes and temporary labor	$13,034	$20,276
Marketing	25,133	23,277
Taxes and fees	17,893	18,207
Litigation and settlements	239	89
Telecommunications	8,229	7,942
Other accruals	4,566	6,063
Customer credits	1,808	1,719
Professional fees	3,879	2,490
Accrued interest	18	12
Inventory	869	769
Credit card fees	285	283
Accrued expenses	$75,953	$81,127

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 3.    Supplemental Income Statement Account Information
Amounts included in revenues

	Three Months Ended
	March 31,
	2014	2013
USF fees	$18,636	$18,105
Disconnect fees	$773	$1,240
Initial activation fees	$314	$354
Customer equipment fees	$411	$158
Equipment recovery fees	$20	$29
Shipping and handling fees	$379	$368

Amount included in direct cost of telephony services

	Three Months Ended
	March 31,
	2014	2013
USF costs	$18,693	$18,105

Amount included in direct cost of goods sold

	Three Months Ended
	March 31,
	2014	2013
Shipping and handling cost	$1,557	$1,408

Amount included in selling, general and administrative expense

	Three Months Ended
	March 31,
	2014	2013
Advertising costs	$112	$88
Acquisition related costs	$20	$—
Acquisition integration cost	$94	$—

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Amount included in marketing

	Three Months Ended
	March 31,
	2014	2013
Advertising costs	$34,574	$31,726

Depreciation and amortization expense

	Three Months Ended
	March 31,
	2014	2013
Network equipment and computer hardware	$3,609	$3,308
Software	2,715	2,490
Capital leases	550	549
Other leasehold improvements	1,073	1,004
Furniture	34	27
Vehicles	1	5
Patents	576	594
Trademarks	18	—
Customer relationship	2,134	—
Acquired technology	1,574	—
Trade names	50	—
Non-compete agreements	4	—
	12,338	7,977
Property and equipment impairments	—	(2)
Depreciation and amortization expense	$12,338	$7,975

Amount included in interest expense

	Three Months Ended
	March 31,
	2014	2013
Debt related costs amortization	$289	$388

Amount included in other income (expense), net

	Three Months Ended
	March 31,
	2014	2013
Net (loss) income resulting from foreign exchange transactions	$(15)	$(40)

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 4.    Long-Term Debt and Revolving Credit Facility
A schedule of long-term debt at March 31, 2014 and December 31, 2013 is as follows:

	March 31, 2014	December 31, 2013
3.125-3.625% Credit Facility - due 2016	$17,500	$23,333
3.125-3.625% Revolving Credit Facility - due 2016	55,000	75,000

At March 31, 2014, future payments under long-term debt obligations over each of the next five years and thereafter were as follows:

Credit Facility
2014	$17,500
2015	23,333
2016	55,000
Minimum future payments of principal	95,833
Less: current portion	23,333
Long-term portion	$72,500

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

As of March 31, 2014, we were in compliance with all covenants, including financial covenants, for the 2013 Credit Facility.
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
We repurchased the following shares of common stock with cash resources under the $100,000 repurchase program during the three months ended March 31, 2014:

	Three Months Ended
	March 31,
	2014 (1)	2013 (2)
Shares of common stock repurchased	2,447	4,039
Value of common stock repurchased	$10,043	$11,007
(1) including 186 shares, or $791, of common stock repurchases settled in April 2014; excluding commission of $2.
(2) including 150 shares, or $433, of common stock repurchases settled in April 2013; excluding commission of $3.
As of March 31, 2014, approximately $39,304 remained of our $100,000 repurchase program. The repurchase program expires on December 31, 2014 but may be suspended or discontinued at any time without notice.
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
On March 8, 2012, a third-party requested the United States Patent and Trademark Office (“USPTO”) to reexamine the validity of the asserted ‘722 Patent. The USPTO granted the request on April 26, 2012, and subsequently issued an initial Office Action rejecting all of the ‘722 Patent claims. After reconsideration based on statements made by the patentee, the USPTO on September 19, 2012, reversed its initial rejection, and confirmed all claims as patentable over the references cited in the reexamination request. A second request for reexamination of the ‘722 Patent was filed on September 12, 2012, by Cisco, challenging the validity of the ‘722 Patent. Cisco’s request was granted by the USPTO on November 28, 2012. On March 24, 2014, the Patent Office issued an Action Closing Prosecution, confirming its rejection of all claims of the ‘722 patent on multiple independent grounds. A third request for reexamination of the ‘722 Patent was filed on September 14, 2012, and the USPTO denied this request on December 6, 2012.
OpinionLab, Inc. On July 18, 2012, OpinionLab, Inc. (“OpinionLab”) filed a lawsuit against IPerceptions, Inc. and IPerceptions US, Inc. (collectively, “IPerceptions”) in the United States District Court for the Northern District of Illinois (Eastern Division) alleging claims of patent infringement, breach of contract, misappropriation of trade secrets, and tortious interference with business expectancy. On August 16, 2012, OpinionLab filed an amended complaint, adding Vonage Marketing LLC and Vonage Holdings Corp. as defendants, and alleging that Vonage’s products and services are covered by United States Patent Nos. 6,421,724, 6,606,581, 6,928,392, 7,085,820, 7,370,285, 8,024,668, and 8,041,805. OpinionLab alleged direct, indirect and willful infringement by Vonage. IPerceptions, the supplier to Vonage of the accused product in this lawsuit, has agreed to fully defend and indemnify Vonage in this lawsuit. On September 11, 2012, IPerceptions and Vonage each moved to dismiss OpinionLab’s indirect and willful patent infringement claims. The motions were denied on November 8, 2012. Vonage answered the complaint

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

on December 7, 2012. On July 11, 2013, the Court issued an order setting the case schedule. On September 6, 2013, OpinionLab filed a second amended complaint, which defendants answered on September 23, 2013. On October 14, 2013, OpinionLab made an unopposed motion to consolidate the case for pre-trial purposes with Case No. 13-CV-1574, OpinionLab, Inc. v. Qualtrics Labs, Inc., currently pending in the United States District Court for the Northern District of Illinois. The motion was granted October 17, 2013. On February 14, 2014, defendants Vonage and iPerceptions moved to stay the case pending inter partes reviews requested by Qualtrics as to the ‘724, ‘581, ’820, ‘285, ‘668 and ‘805 patents.
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
Straight Path IP Group Inc. On November 4, 2013, Straight Path IP Group Inc. (“Straight Path”), a subsidiary of Straight Path Communications Inc., filed a lawsuit against Vonage Holdings Corp., Vonage America, Inc., and Vonage Marketing LLC in the U.S. District Court for the Eastern District of Virginia (Norfolk Division) alleging that Vonage’s products and services are covered by United States Patent Nos. 6,009,469, 6,131,121, 6,513,066, and 6,701,365. Straight Path alleged direct and indirect infringement by Vonage. On December 20, 2013, Vonage moved to transfer the case to the District of New Jersey and that motion was granted by the court on January 17, 2014. On December 30, 2013, Vonage answered the complaint and filed a motion to dismiss Straight Path’s claims for induced and contributory infringement. In response, Straight Path amended its complaint on January 7, 2014. On February 7, 2014, Vonage answered the amended complaint and moved to dismiss Straight Path's claims for indirect infringement. On March 26, 2014, the Court granted Vonage’s motion to dismiss in its entirety, dismissing Straight Path’s induced and contributory infringement claims without prejudice. Straight Path filed a second amended complaint on April 23, 2014. On April 16, 2014, Vonage moved to stay the case pending inter partes reviews requested by Sony Corporation as to the ‘121 and ‘469 patents. The Court is scheduled to hear Vonage’s motion on May 19, 2014.
Previously, on August 2, 2013, Straight Path filed a lawsuit against Vocalocity, Inc. in the U.S. District Court for the Eastern District of Virginia (Richmond Division) alleging that Vocalocity’s products and services are covered by the ‘066 and ‘365 patents. Straight Path alleged direct and indirect infringement by Vocalocity. On September 11, 2013, the lawsuit was ordered consolidated with two other lawsuits by Straight Path filed in early August 2013 against Bandwidth.com, Inc. and Telesphere Networks Ltd., relating to the same patents. On October 15, 2013, Vocalocity moved to dismiss the complaint for failure to state a claim upon which relief could be granted. On October 18, 2013, Straight Path filed an amended complaint. Vocalocity answered the amended complaint on November 4, 2013, and asserted counterclaims for declaratory judgment of non-infringement and invalidity against both patents. Straight Path answered the counterclaims on November 20, 2013. On January 13, 2014, the Court dismissed the case against Bandwidth, based on the parties’ settlement. Discovery concluded on February 14, 2014. On February 17, 2014, defendants Vocalocity and Telesphere each moved for summary judgment of non-infringement of the asserted patent claims; Vocalocity additionally moved for summary judgment of no pre-suit damages based on Straight Path’s failure to comply with the patent marking statute. On February 20, 2014, the Court held a pretrial conference, setting a trial date of June 23, 2014. Also on February 20, 2014, the defendants moved to sever their cases for trial. On February 25, 2014, the Court issued its Markman order, construing several terms of the asserted patents. Oral argument on the motions for summary judgment and the motion to sever took place on March 21, 2014 and are pending the Court’s decision. A court-ordered mediation was held on April 30, 2014.
AIP Acquisition LLC. On January 3, 2014, AIP Acquisition LLC (“AIP”), filed a lawsuit against Vonage Holdings Corp., Vonage America, Inc., and Vonage Marketing LLC in the U.S. District Court for the District of Delaware (Norfolk Division) alleging that Vonage’s products and services are covered by United States Patent No. 7,269,247. Vonage filed an answer and counterclaims on February 25, 2014. AIP filed an amended complaint on March 18, 2014, which Vonage answered on April 4, 2014. On April 8, 2014, the Court ordered a stay of the case pending final resolution of non-party Level 3’s inter partes review request of United States Patent No. 7,724,879, which is a continuation of the ‘247 patent.
Commercial Litigation
Merkin & Smith, et als.  On September 27, 2013, Arthur Merkin and James Smith filed a putative class action lawsuit against Vonage America, Inc. in the Superior Court of the State of California, County of Los Angeles, alleging that Vonage violated

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

California’s Unfair Competition Law by charging its customers fictitious 911 taxes and fees. On October 30, 2013, Vonage filed a notice removing the case to the United States District Court for the Central District of California. On October 30, 2013 the case was assigned to a United States District Judge and a Magistrate Judge. On November 26, 2013, Vonage filed its Answer to the Complaint.  On December 4, 2013, Vonage filed a Motion to Compel Arbitration. On February 4, 2014, the Court denied Vonage’s Motion to Compel Arbitration. On March 5, 2014, Vonage filed an appeal with the United States Court of Appeals for the Ninth Circuit of the decision denying Vonage’s Motion to Compel Arbitration.  On March 6, 2014, Vonage moved to stay the district court proceedings pending its appeal; the Court granted Vonage’s stay motion on March 26, 2014.  On April 30, 2014, the Ninth Circuit held a Mediation Assessment Conference.
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
Federal - Net Neutrality
Clear and enforceable net neutrality rules would make it more difficult for broadband Internet service providers to block or discriminate against Vonage service. Also explicitly applying net neutrality rules to wireless broadband Internet service could create greater opportunities for VoIP applications that run on wireless broadband Internet service. In October 2009, the FCC proposed the adoption of enforceable net neutrality rules for both wired and wireless broadband Internet service providers. The proposed rules would prohibit wired and wireless broadband Internet service providers from blocking or hindering lawful content, applications, or services and from unreasonably discriminating when transmitting lawful network traffic. In addition, broadband Internet service providers would have to publicly disclose certain information about their network management practices. In December 2010, the FCC adopted enforceable net neutrality rules based on its October 2009 proposal. All of the proposed rules in the October 2009 proposal applied to wired broadband Internet providers. The FCC applied some but not all of the proposed rules to wireless broadband service. Wireless broadband Internet services providers are prohibited from blocking or hindering voice or video applications that compete with the broadband Internet service provider's voice or video services. Wireless providers are also subject to transparency requirements, but they are not subject to the prohibition on unreasonable discrimination that applies to wired broadband Internet services providers. A number of parties filed appeals of the rules. On January 14, 2014, the D.C. Circuit vacated the anti-blocking and the unreasonable discrimination provisions of the rules. The D.C. Circuit decision did not foreclose the FCC from adopting anti-blocking or non-discrimination rules. On February 19, 2014, FCC Chairman Tom Wheeler announced that the FCC would not appeal the D.C. Circuit decision, electing to pursue restoration of the vacated provisions using the authority that the FCC has over broadband services, as recognized by the D.C. Circuit. The FCC is scheduled to vote on a Notice of Proposed Rulemaking at its May 15, 2014.
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
Federal - Rural Call Completion Issues
On February 7, 2013, the FCC released a Notice of Proposed Rulemaking on rural call completion issues. The Notice of Proposed Rulemaking (NPRM) proposed new detailed reporting requirements to gauge rural call completion performance. Rural carriers have argued that VoIP provider call completion performance to rural areas is generally poor. On October 28, 2013, the FCC adopted an order on rural call completion that imposes new reporting obligations and restricts certain call signaling practices. The call signaling rules went into effect on January 31, 2014.  We filed for extensions that the FCC granted on January 30, 2014 and February 28, 2014 and as of April 17, 2014, we are compliant with the new FCC call signaling rules.  We could be subject to an FCC enforcement action in the future in the event the FCC took the position that our rural call completion performance is inadequate or we were not compliant with the FCC’s order.
Federal - Numbering Rights
On April 18, 2013, the FCC issued a Notice of Proposed Rulemaking (NPRM) that proposing to modify FCC rules to allow VoIP providers to directly access telephone numbers. In addition, the FCC granted a waiver from its existing rules to allow Vonage to conduct a trial of direct access to telephone numbers. The trial would allow the FCC to obtain real-world data on direct access to telephone numbers by VoIP providers to inform consideration of the NPRM. Direct access to telephone numbers would facilitate IP to IP interconnection, which may allow VoIP providers to provide higher quality, lower cost services, promote the deployment of innovative new voice services, and experience reductions in the cost of telephony services. Vonage successfully completed the trial in certain markets and filed the required reports on the trial with the FCC. On January 31, 2014, the FCC Wireline Competition Bureau issued a positive report on the trial, concluding that Vonage's successful trial confirmed the technical feasibility of interconnected VoIP providers obtaining telephone numbers directly from the numbering administrators. Given the positive report, the FCC may adopt its proposed rule to allow VoIP providers to directly access telephone numbers.
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
Stand-by Letters of Credit
We had stand-by letters of credit totaling $4,307 and $4,306, as of March 31, 2014 and December 31, 2013, respectively.
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
Vendor Commitments
We have committed to purchase marketing infrastructure and services from a vendor. We have committed to pay this vendor approximately $410 in 2014, $1,641 in 2015 and 2016, and $1,231 in 2017 respectively. We may terminate the contract sooner subject to a minimum payment of $1,390 .
We have committed to purchase customer care services from a vendor. We have committed to pay this vendor approximately $3,735 in 2014, $4,980 in 2015, and $1,245 in 2016 respectively. We may terminate the contract sooner subject to a minimum payment of $2,490.
We have committed to purchase software licenses from vendors. We have committed to pay these vendors approximately $1,182 in 2014, $1,966 in 2015 and 2016, $943 in 2017, $214 in 2018, and $36 in 2019, respectively.
We have committed to purchase network services from a vendor. We have committed to pay this vendor approximately $990 in 2014 and 2015, respectively.
State and Municipal Taxes
In accordance with generally accepted accounting principles, we make a provision for a liability for taxes when it is both probable that a liability has been incurred and the amount of the liability or range of liability can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. For a period of time, we did not collect or remit state or municipal taxes (such as sales, excise, utility, use, and ad valorem taxes), fees or surcharges (“Taxes”) on the charges to our customers for our services, except that we historically complied with the New Jersey sales tax. We have received inquiries or

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

demands from a number of state and municipal taxing and 911 agencies seeking payment of Taxes that are applied to or collected from customers of providers of traditional public switched telephone network services. Although we have consistently maintained that these Taxes do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations, we are now collecting and remitting sales taxes in certain of those states including a number of states that have changed their statutes to expressly include VoIP. In addition, many states address how VoIP providers should contribute to support public safety agencies, and in those states we remit fees to the appropriate state agencies. We could also be contacted by state or municipal taxing and 911 agencies regarding Taxes that do explicitly apply to VoIP and these agencies could seek retroactive payment of Taxes. As such, we have a reserve of $6,308 as of March 31, 2014 as our best estimate of the potential tax exposure for any retroactive assessment. We believe the maximum estimated exposure for retroactive assessments is approximately $8,000 as of March 31, 2014.
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
In February 2014, pursuant to the shareholder agreement, we notified our joint venture partner that we are exercising our dilution rights as our joint venture partner did not meet a second successive capital call on December 17, 2013. As such, the loan that was provided in December will be converted to equity and we will make the second missed capital call of $503 . The dilution process was completed at the end of March 2014, increasing our ownership interest to 91% .
We have provided our joint venture partner with an opportunity to repurchase their diluted equity by making the first capital call in 2014, which is expected to occur in May 2014, in addition to the two previously missed capital calls. Pursuant to the shareholder agreement, the price to be paid by our joint venture partner in order to repurchase their diluted equity is equal to (i) the loan principal amount adjusted from its disbursement date until the date of the repurchase, at a rate equal to 105% of the rate of the SELIC Rate pro rata; plus (ii) $503, adjusted from December 17, 2013 to the date of the repurchase, at a rate equal to 107% of the SELIC Rate pro rata; and (iii) their share of joint venture losses for diluted equity from the dilution date through the repurchase date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our consolidated financial statements and the related notes included elsewhere in this Form 10-Q and our audited financial statements included in our Annual Report on Form 10-K. This discussion contains forward-looking statements. These forward-looking statements are based on information available at the time the statements are made and/or management’s belief as of that time with respect to future events and involve risks and uncertainties that could cause actual results and outcomes to be materially different. Important factors that could cause such differences include but are not limited to: the competition we face; our ability to adapt to rapid changes in the market for voice and messaging services; our ability to retain customers and attract new customers; our ability to establish and expand strategic alliances; governmental regulation and related actions and taxes; increased market and competitive risks, including currency restrictions; risks related to the acquisition or integration of businesses or joint ventures; the impact of fluctuations in economic conditions, particularly on our small and medium business customers; our ability to obtain or maintain relevant intellectual property licenses; intellectual property and other litigation that have been and may be brought against us; failure to protect our trademarks and internally developed software; security breaches and other compromises of information security; our dependence on third party facilities, equipment, systems and services; system disruptions or flaws in our technology and systems; uncertainties relating to regulation of VoIP services; liability under anti-corruption laws; results of regulatory inquiries into our business practices; fraudulent use of our name or services; our ability to maintain data security; our dependence upon key personnel; our dependence on our customers' existing broadband connections; differences between our service and traditional phone services; restrictions in our debt agreements that may limit our operating flexibility; our ability to obtain additional financing if required; any reinstatement of holdbacks by our vendors; our history of net losses and ability to achieve consistent profitability in the future; the Company's available capital resources and other financial and operational performance which may cause the Company not to make common stock repurchases as currently anticipated or to commence or suspend such repurchases from time to time without prior notice; and other factors that are set forth in the “Risk Factors” in our Annual Report on Form 10-K, in our Quarterly Reports on Form 10-Q and in our Current Reports on Form 8-K. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, and therefore, you should not rely on these forward-looking statements as representing our views as of any date subsequent to the date this Form 10-Q is filed with the Securities and Exchange Commission.
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
Since its inception, Vonage has used IP technology to disrupt large existing markets by offering high-value, low cost communications services. From its start-up roots, the Company has evolved into a leader in the VoIP services market, with 2.6 million customer lines serving residential and small and medium business customers. Customers using our core Vonage landline replacement service are located in the United States (94% of lines), Canada and the UK. Our mobile applications serve customers around the world.
Key to the Company's evolution was our strategic, operational and financial transformation, which was largely completed in 2012. This transformation resulted in a dramatic swing to profitability enabled by significant cost reductions, a meaningful lowering of customer defections, and the successful restructuring our balance sheet. This transformation positioned the Company to pursue our current growth strategy.
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
Through debt refinancings in December 2010, July 2011, and February 2013, we have fundamentally improved our balance sheet, reducing interest rates from as high as 20% in 2009 to less than 4%.
In part as a result of our operational and financial stability, and our disciplined approach to cash management, we established our share repurchase program which was first instituted in August of 2012. The Company currently has a $100,000 repurchase authorization in place which expires on December 31, 2014. We believe our repurchase program reflects our balanced approach to capital allocation as we invest for growth through our growth priorities and deliver value to shareholders without compromising our ongoing operational needs.
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
We had approximately 2.6 million subscriber lines for broadband telephone replacement services as of March 31, 2014. We bill customers in the United States, Canada, and the United Kingdom. Customers in the United States represented 94% of our subscriber lines at March 31, 2014.

Trends and Key Operating Data

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

These rules made it more difficult for broadband Internet service providers to block or discriminate against Vonage service. On January 14, 2014, the D.C. Circuit Court of Appeals vacated the anti-blocking and the unreasonable discrimination provisions of the rules. The D.C. Circuit decision did not foreclose the FCC from adopting anti-blocking or non-discrimination rules. On February 19, 2014, FCC Chairman Tom Wheeler announced that the FCC would not appeal the D.C. Circuit decision, electing to pursue restoration of the vacated provisions using the authority that the FCC has over broadband services, as recognized by the D.C. Circuit. The FCC is scheduled to vote on a Notice of Proposed Rulemaking at its May 15, 2014. In addition, on February 9, 2011, the FCC released a Notice of Proposed Rulemaking on reforming universal service and the intercarrier compensation (“ICC”) system that governs payments between telecommunications carriers primarily for terminating traffic. The FCC's adoption of an ICC proposal will impact Vonage's costs for telecommunications services. On October 27, 2011, the FCC adopted an order reforming universal service and ICC. The FCC order provides that VoIP originated calls will be subject to interstate access charges for long distance calls and reciprocal compensation for local calls that terminate to the public switched telephone network (“PSTN”). The termination charges for all traffic, including VoIP originated traffic, will transition over several years to a bill and keep arrangement (i.e., no termination charges). Numerous parties filed appeals of the FCC's ICC order. We believe that the order, if effected, will positively impact our costs over time.
The table below includes key operating data that our management uses to measure the growth and operating performance of our business:

	Three Months Ended
	March 31,
	2014	2013
Gross subscriber line additions	191,413	148,003
Change in net subscriber lines	12,503	(12,400)
Subscriber lines (at period end)	2,555,429	2,347,416
Average monthly customer churn	2.6%	2.5%
Average monthly operating revenues per line	$28.86	$29.61
Average monthly direct cost of telephony services per line	$6.88	$7.82
Marketing costs per gross subscriber line addition	$299	$349
Employees (excluding temporary help) (at period end)	1,287	966
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
Subscriber lines. Our subscriber lines include, as of a particular date, all paid subscriber lines from which a customer can make an outbound telephone call on that date. Our subscriber lines include fax lines including fax lines bundled with subscriber lines in our small office home office calling plans and soft phones but do not include our virtual phone numbers or toll free numbers, which only allow inbound telephone calls to customers. Subscriber lines increased from 2,347,416 as of March 31, 2013 to 2,555,429 as of March 31, 2014, which includes lines at acquisition from Vocalocity. For the three months ended March 31, 2014, we added 12,503 subscriber lines.
Average monthly customer churn. Average monthly customer churn for a particular period is calculated by dividing the number of customers that terminated during that period by the simple average number of customers during the period, and dividing the result by the number of months in the period. The simple average number of customers during the period is the number of customers on the first day of the period, plus the number of customers on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first 30 days after activation. Our average monthly customer churn was 2.6% for the three months ended March 31, 2014 compared to 2.5% for the three months ended March 31, 2013 and from 2.5% for the three months ended December 31 2013. The increase was due primarily to the higher early life churn rate of customers acquired through retail channels without a minimum service requirement, including assisted selling and community sales channels, which have increased as a percentage of our total customer base. We monitor churn on a daily basis and use it as an indicator of the level of customer satisfaction. Other companies may calculate churn differently, and their churn data may not be directly comparable to ours. Customers who have been with us for a year or more tend to have a lower churn rate than customers who have not. In addition, our customers who are international callers generally churn at a lower rate than customers who are domestic callers. Our churn will fluctuate over time due to economic conditions, competitive pressures, marketplace perception of our services, and our ability to provide high quality customer care and network quality and add future innovative products and services.
Average monthly revenues per line. Average monthly revenues per line for a particular period is calculated by dividing our revenues for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. The simple average number of subscriber lines for the period is the number of subscriber lines on the first day of the period, plus the number of subscriber lines on the last day of the period, divided by two. Our average monthly revenues per line decreased slightly to $28.86 for the three months ended March 31, 2014 compared to $29.61 for the three months ended March 31, 2013 due primarily to rate plan mix. The continued expansion of lower priced plan offerings including BasicTalk to meet customer needs may cause downward pressure on average monthly revenues per line, offset by any selected pricing actions.
Average monthly direct cost of telephony services per line. Average monthly direct cost of telephony services per line for a particular period is calculated by dividing our direct cost of telephony services for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. We use the average monthly direct cost of telephony services per line to evaluate how effective we are at managing our costs of providing service. Our average monthly direct cost of telephony services per line decreased to $6.88 for the three months ended March 31, 2014 compared to $7.82 for the three months ended March 31, 2013, due primarily to the decrease in termination costs driven by more favorable rates negotiated with our service providers and the decrease in our network costs and in our E-911 costs.
Marketing cost per gross subscriber line addition. Marketing cost per gross subscriber line addition is calculated by dividing our marketing expense for a particular period by the number of gross subscriber line additions during the period. Marketing expense does not include the cost of certain customer acquisition activities, such as rebates and promotions, which are accounted for as an offset to revenues, or customer equipment subsidies, which are accounted for as direct cost of goods sold. As a result, it does not represent the full cost to us of obtaining a new customer. Our marketing cost per gross subscriber line addition was lower at $299 for the three months ended March 31, 2014 compared to $349 for the three months ended March 31, 2013 as a result of higher gross subscriber line additions driven by BasicTalk and Vonage Business Solutions.
Employees. Employees represent the number of personnel that are on our payroll and exclude temporary or outsourced labor.
Revenues
Revenues consist of telephony services revenue and customer equipment and shipping revenue. Substantially all of our revenues are telephony services revenue. In the United States, we offer domestic and international rate plans to meet the needs of our customers, including a variety of residential plans and mobile plans. The “Vonage World” plan, available in the United States and Canada, offers unlimited calling across the United States and Puerto Rico, unlimited international calling to over 60 countries including India, Mexico, and China, subject to certain restrictions, and voicemail to text messages with Vonage Visual Voicemail. Each of our unlimited plans other than Vonage World offers unlimited domestic calling as well as unlimited calling to Puerto Rico, Canada, and selected European countries, subject to certain restrictions. Each of our basic plans offers a limited number of domestic calling minutes per month. We offer similar plans in Canada. Under our basic plans, we charge on a per minute basis when the number of domestic calling minutes included in the plan is exceeded for a particular month. International calls (except for calls to Puerto Rico, Canada and certain European countries under our unlimited plans and a variety of countries under international calling plans and Vonage World) are charged on a per minute basis. These per minute fees are not included in our monthly subscription fees. Through our recent acquisition of Vocalocity, we offer SMB and SOHO customers several service plans with different pricing structures under the Vonage Business Solutions brand. The service plans include an array of basic and enhanced features applicable to the needs of SMB and SOHO customers. Customers also have the opportunity to purchase premium features for additional fees.
We are integrating the combined operations of Vocalocity, now under the Vonage Business Solutions brand, with Vonage, eliminating overlapping processes and integrating products and sales efforts. We are also optimizing lead flow generated by the Vonage brand, directing prospective business customers from Vonage inbound telemarketing or websites to the Vonage Business Solutions website and inbound telesales channels. We expect these efforts to shift certain core gross subscriber line additions and revenue from the Vonage consumer business to Vonage Business Solutions, leading to subscriber additions with higher total lines and average monthly revenue per line.
In addition to our landline telephony business, we are leveraging our technology to offer services and applications for mobile and other connected devices to address large existing markets. We introduced our first mobile offering in late 2009 and in early 2012 we introduced Vonage Mobile, our all-in-one mobile application that provides free calling and messaging between users who have the application, as well as traditional paid international calling to any other phone. This mobile application works over WiFi, 3G and 4G and in more than 90 countries worldwide. The application consolidates the best features of our prior applications, while adding important functionality, value and ease of use, including direct payment through iTunes.

We derive most of our telephony services revenue from monthly subscription fees that we charge our customers under our service plans. We also offer fax service, virtual phone numbers, toll free numbers and other services, and charge an additional monthly fee for each service. We automatically charge these fees to our customers’ credit cards, debit cards, or electronic check payments (“ECP”), monthly in advance. We also automatically charge the per minute fees not included in our monthly subscription fees to our customers’ credit cards, debit cards or ECP monthly in arrears unless they exceed a certain dollar threshold, in which case they are charged immediately.
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
Direct cost of telephony services. Direct cost of telephony services primarily consists of fees that we pay to third parties on an ongoing basis in order to provide our services. These fees include:

•
Access charges that we pay to other telephone companies to terminate domestic and international calls on the public switched telephone network. These costs represented approximately 49% and 51% of our total direct cost of telephony services for the three months ended March 31, 2014 and 2013, respectively, with a portion of these payments ultimately being made to incumbent telephone companies. When a Vonage subscriber calls another Vonage subscriber, we do not pay an access charge.

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

•	The cost of complying with FCC regulations regarding VoIP emergency services, which require us to provide enhanced emergency dialing capabilities to transmit 911 calls for our customers.

•	Taxes that we pay on our purchase of telecommunications services from our suppliers or imposed by government agencies such as Federal USF and related fees.

•	License fees for use of third party intellectual property.
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

•	Rent and related expenses.

•	Professional fees for legal, accounting, tax, public relations, lobbying, and development activities.

•	Acquisition related transaction and integration costs.

•	Litigation settlements.
Marketing expense. Marketing expense includes:

•	Advertising costs, which comprise a majority of our marketing expense and include online, television, direct mail, alternative media, promotions, sponsorships, and inbound and outbound telemarketing.

•	Creative and production costs.

•	The costs to serve and track our online advertising.

•	Certain amounts we pay to retailers for activation commissions.

•	The cost associated with our customer referral program.
Depreciation and amortization expenses. Depreciation and amortization expenses include:

•	Depreciation of our network equipment, furniture and fixtures, and employee computer equipment.

•	Amortization of leasehold improvements and purchased and developed software.

•	Amortization of intangible assets (developed technology, customer relationships, non-compete agreements, patents, trademarks and trade names).

•	Loss on disposal or impairment of property and equipment.
Other Income (Expense)
Other Income (Expense) includes:

•	Interest income on cash and cash equivalents.

•	Interest expense on notes payable, patent litigation judgments and settlements and capital leases.

•	Amortization of debt related costs.

•	Realized and unrealized gains (losses) on foreign currency.

Results of Operations
The following table sets forth, as a percentage of consolidated operating revenues, our consolidated statement of operations for the periods indicated:

	Three Months Ended
	March 31,
	2014	2013

Revenues	100%	100%

Operating Expenses:
Direct cost of telephony services (excluding depreciation and amortization)	24	26
Direct cost of goods sold	4	4
Selling, general and administrative	35	30
Marketing	26	25
Depreciation and amortization	6	4
	95	89
Income from operations	5	11
Other Income (Expense):
Interest income	—	—
Interest expense	(1)	(1)
Other income (expense), net	—	—
	(1)	(1)
Income before income tax expense	4	10
Income tax expense	(2)	(4)
Net income	2%	6%
Plus: Net loss attributable to noncontrolling interest	—%	—%
Net income attributable to Vonage	2%	6%

Summary of Results for the Three Months Ended March 31, 2014 and March 31, 2013
Revenues, Direct Cost of Telephony Services and Direct Cost of Good Sold

(in thousands, except percentages)	Three Months Ended
	March 31,
	2014	2013	Dollar Change	Percent Change
Revenues	$220,733	$209,087	$11,646	6%
Direct cost of telephony services(1)	52,617	55,181	(2,564)	(5)%
Direct cost of goods sold	9,739	8,878	861	10%
	158,377	145,028	13,349	9%

(1)	Excludes depreciation and amortization of $5,154 and $3,452, respectively.
Three Months Ended March 31, 2014 compared to three months ended March 31, 2013
Revenues. The increase in revenues of $11,646, or 6%, was driven by an increase of $12,316 in monthly subscription fees primarily due to revenue of $16,339 from Vonage Business Solutions, partially offset by rate plan mix and lower customer acquisitions on premium plans of $4,023. There was an increase in our regulatory fee revenue of $275, which includes an increase of $531 in USF fees offset by a decrease in regulatory recovery fees and E-911 fees of $256. There was also a decrease in credits issued to subscribers of $432, an increase in equipment and shipping revenue of $255, and an increase in overage in plan minutes of $764. These increases were offset by a decrease in international minutes of use revenue of $1,050 and an increase in bad debt of $641. There was also a decrease in additional features revenue of $226 and a decrease in fees that we charged for disconnecting our service of $468.
Direct cost of telephony services. The decrease in direct cost of telephony services of $2,564, or 5%, was primarily driven by a decrease in international usage of $2,621, a decrease in our network costs of $724, which includes costs for co-locating in other carriers’ facilities, leasing phone numbers, routing calls on the Internet, E-911 costs, and transferring calls to and from the Internet to the public switched telephone network. These decreases were offset by an an increase in domestic termination costs of $140, which are costs that we pay other phone companies for terminating phone calls and an increase of USF and related fees imposed by government agencies of $590.
Direct cost of goods sold. The increase in direct cost of goods sold of $861, or 10%, was primarily due to an increase in customer equipment costs of $2,258 from additional customers from our retail expansion, which was offset by a decrease in waived activation fees for new customers of $1,228 and a decrease in shipping costs of $104.
Selling, General and Administrative

(in thousands, except percentages)	Three Months Ended
	March 31,
	2014	2013	Dollar Change	Percent Change
Selling, general and administrative	$78,453	$62,910	$15,543	25%
Three Months Ended March 31, 2014 compared to three months ended March 31, 2013

Selling, general and administrative. Selling expense increased by $3,637 including $572 due to the expansion of the number of community sales teams, $2,597 due to an increase in the number of retail stores with assisted selling, and commissions paid to retailers of $594. General and administrative expense increased by $11,906 due mainly to higher share based cost of $2,312 and an increase in compensation and employee related expense of $5,657, mainly from inclusion of Vonage Business Solutions. There was also an increase in acquisition related costs of $115 in connection with the acquisition of Vocalocity, primarily related to professional fees, an increase in customer care costs of $1,320, an increase in facility expense of $661, and an increase in state and municipal taxes of $1,353.

Marketing

(in thousands, except percentages)	Three Months Ended
	March 31,
	2014	2013	Dollar Change	Percent Change
Marketing	$57,264	$51,669	$5,595	11%
Three Months Ended March 31, 2014 compared to three months ended March 31, 2013

Marketing. The increase in marketing expense of $5,595, or 11%, primarily resulted from the additional marketing investment generated by our investment in Vonage Business Solutions.
Depreciation and Amortization

(in thousands, except percentages)	Three Months Ended
	March 31,
	2014	2013	Dollar Change	Percent Change
Depreciation and amortization	$12,338	$7,975	$4,363	55%
Three Months Ended March 31, 2014 compared to three months ended March 31, 2013

Depreciation and amortization. The increase in depreciation and amortization of $4,363, or 55%, was primarily due to the amortization of acquisition-related intangibles of $3,762, an increase in software amortization of $225, and an increase in depreciation of network equipment, computer hardware, and furniture of $373.

Other Income (Expense)

(in thousands, except percentages)	Three Months Ended
	March 31,
	2014	2013	Dollar Change	Percent Change
Interest income	$91	$37	$54	146%
Interest expense	(2,077)	(1,457)	(620)	(43)%
Other income (expense), net	(13)	(39)	26	67%
	$(1,999)	$(1,459)	$(540)
Three Months Ended March 31, 2014 compared to three months ended March 31, 2013
Interest expense. The increase in interest expense of $620, or 43%, was due mainly to the funds we borrowed from the 2013 Revolving Credit Facility in November 2013 in connection with the acquisition of Vocalocity.
Provision for Income Taxes

(in thousands, except percentages)	Three Months Ended
	March 31,
	2014	2013	Dollar Change	Percent Change
Income tax expense	$(4,118)	$(7,968)	$3,850	48%
Effective tax rate	49.5%	37.9%
We recognize income tax expense equal to pre-tax income multiplied by our effective income tax rate, an expense that had not been recognized prior to the reduction of the valuation allowance in the fourth quarter of 2011. In addition, adjustments are recorded for discrete period items related to stock compensation and changes to our state effective tax rate.
The provision also includes the federal alternative minimum tax and state and local income taxes.

The effective tax rate is calculated by dividing income tax expense by income before income tax expense.  The 2014 estimated annual effective tax rate is expected to approximate 47%, but may fluctuate each quarter due to our foreign operations and certain discrete period transactions. In 2014, our effective tax rate will be impacted by the effect of losses incurred in certain foreign jurisdictions for which we may not realize a tax benefit. The losses reduce our pre-tax income without a corresponding reduction in our tax expense, and therefore increase our effective tax rate.
Net Income

(in thousands, except percentages)	Three Months Ended
	March 31,
	2014	2013	Dollar Change	Percent Change
Net income	$4,205	$13,047	$(8,842)	(68)%
Three Months Ended March 31, 2014 compared to three months ended March 31, 2013

Net income. Based on the explanations described above, net income decreased by $8,842, or 68%.
Net Loss Attributable to Noncontrolling Interest

(in thousands, except percentages)	Three Months Ended
	March 31,
	2014	2013	Dollar Change	Percent Change
Net loss attributable to noncontrolling interest	$383	$—	$383	—%
Three Months Ended March 31, 2014 compared to three months ended March 31, 2013

Net loss attributable to noncontrolling interest. The net loss attributable to noncontrolling interest of $383 for the three months ended March 31, 2014, represented 30% of the net loss of a consolidated subsidiary in Brazil.
Net Income Attributable to Vonage

(in thousands, except percentages)	Three Months Ended
	March 31,
	2014	2013	Dollar Change	Percent Change
Net income attributable to Vonage	$4,588	$13,047	$(8,459)	(65)%
Three Months Ended March 31, 2014 compared to three months ended March 31, 2013

Net income attributable to Vonage. Based on the explanations described above, net income attributable to Vonage decreased by $8,459, or 65%.

Liquidity and Capital Resources
Overview
The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2014	2013
	(in thousands)
Net cash provided by operating activities	$9,387	$9,752
Net cash used in investing activities	(3,729)	(3,087)
Net cash (used in) provided by financing activities	(34,690)	2,646

Operating Activities
Cash provided by operating activities decreased slightly to $9,387 for the three months ended March 31, 2014 compared to $9,752 for the three months ended March 31, 2013, primarily due to planned investments in our growth initiatives, offset by changes in working capital.
Changes in working capital requirements include changes in accounts receivable, inventory, prepaid and other assets, accounts payable, accrued and other liabilities, and deferred revenue and costs. Cash used for working capital requirements decreased by $6,195 during the three months ended March 31, 2014 compared to the prior year period, primarily due to timing of payments.
Investing Activities
Cash used in investing activities for the three months ended March 31, 2014 of $3,729 was attributable to capital expenditures of $942 and development of software assets of $2,786.

Cash used in investing activities for the three months ended March 31, 2013 of $3,087 was attributable to capital expenditures of $2,031 and development of software assets of $2,313, offset by a decrease in restricted cash of $1,257 due primarily to the return of part of the security deposit of $1,000 on our leased office property in Holmdel, New Jersey, and the release of our letter of credit from our energy purchase plan of $257.

Financing Activities
Cash used in financing activities for the three months ended March 31, 2014 of $34,690 was primarily attributable to $25,833 in 2013 Credit Facility and 2013 Revolving Credit Facility principal payments, $682 in capital lease payments, $10,011 in common stock repurchases, offset by $1,836 in proceeds received from the exercise of stock options.
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

For the three months ended March 31, 2014, we generated income from operations. We expect to continue to balance efforts to grow our revenue while consistently achieving operating profitability. To grow our revenue, we continue to make investments in growth initiatives, marketing, application development, network quality and expansion, and customer care. Although we believe we will achieve consistent profitability in the future, we ultimately may not be successful and we may not achieve consistent profitability. We believe that cash flow from operations and cash on hand will fund our operations for at least the next twelve months.

Acquisition of Vocalocity
Vocalocity was acquired for $130,000 adjusted for $2,869 of excess cash as of the closing date and the increase in value of the 7,983 shares of Vonage common stock from the signing date to the closing date of $1,298, resulting in a total acquisition cost of $134,167. We financed the transaction through $32,981 of cash and $75,000 from our credit facility. The acquisition of Vocalocity immediately positioned Vonage as a leader in the SMB hosted VoIP market. SMB and SOHO services are offered under the Vonage Business Solutions brand.

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

As of March 31, 2014, we were in compliance with all covenants, including financial covenants, for the 2013 Credit Facility.
The 2013 Credit Facility contains customary events of default that may permit acceleration of the debt. During the continuance of a payment default, interest will accrue at a default interest rate of 2% above the interest rate which would otherwise be applicable, in the case of loans, and at a rate equal to the rate applicable to base rate loans plus 2%, in the case of all other amounts.
State and Local Sales Taxes
We also have contingent liabilities for state and local sales taxes. As of March 31, 2014, we had a reserve of $6,308. If our ultimate liability exceeds this amount, it could affect our liquidity unfavorably. However, we do not believe it will significantly impair our liquidity.
Capital Expenditures
For the three months ended March 31, 2014, capital expenditures were primarily for the implementation of software solutions and purchase of network equipment as we continue to expand our network. Our capital expenditures for the three months ended March 31, 2014 were $3,728, of which $2,786 was for software acquisition and development. The majority of these expenditures are comprised of investments in information technology and systems infrastructure, including an electronic data warehouse, online customer service, and customer management platforms. For 2014, we believe our capital and software expenditures will be no greater than $30,000.
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
On February 7, 2013, Vonage's Board of Directors discontinued the remainder of our existing $50,000 repurchase program effective at the close of business on February 12, 2013 with $16,682 remaining, and authorized a new program to repurchase up to $100,000 of the Company's outstanding shares by December 31, 2014. The specific timing and amount of repurchases would vary based on available capital resources and other financial and operational performance, market conditions, securities law limitations, and other factors. The repurchases will be made using our cash resources. The repurchase program may be suspended or discontinued at any time without prior notice. For the three months ended March 31, 2014, we repurchased $10,043, or 2,447 shares of Vonage common stock under the $100,000 repurchase program.
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

If the interest rate on our variable rate debt changed by 1%, our annual debt service payment would change by approximately $960.

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
There have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 2(a) and (b) are not applicable.
(c) Common stock repurchases (in thousands, except per share value):

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Program
January 1, 2014 - January 31, 2014	917	$3.49	917	$46,144
February 1, 2014 - February 28, 2014 (1)	555	$4.53	555	$43,631
March 1, 2014 - March 31, 2014 (2)	975	$4.44	975	$39,304
	2,447		2,447

(1) including 146 shares, or $682, of common stock repurchases settled in March 2014; excluding commission of $1.
(2) including 186 shares, or $791, of common stock repurchases settled in April 2014; excluding commission of $2.
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
During the three months ended March 31, 2014, we repurchased 2,447 shares of Vonage Holdings Corp. common stock for $10,043 using cash resources pursuant to the $100,000 repurchase program. The repurchases occurred in the open market and pursuant to a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934. As of March 31, 2014, approximately $39,304 remained of our $100,000 repurchase program.

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

101
The following financial statements from Vonage Holdings Corp.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2014, filed with the Securities and Exchange Commission on May 1, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Stockholders’ Deficit; and (vi) the Notes to Consolidated Financial Statements.

(1) Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VONAGE HOLDINGS CORP.

Dated:	May 1, 2014	By:	/s/ David T. Pearson
David T. Pearson Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101
The following financial statements from Vonage Holdings Corp.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2014, filed with the Securities and Exchange Commission on May 1, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Stockholders’ Deficit; and (vi) the Notes to Consolidated Financial Statements.

(1) Filed herewith.