Form 10-Q
period 2014-06-30
VONAGE HOLDINGS CORP
filed 2014-07-31
CIK 1272830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	July 30, 2014
Common Stock, par value $0.001	209,052,038	shares

VONAGE HOLDINGS CORP.

Financial Information Presentation
For the financial information discussed in this Quarterly Report on Form 10-Q, other than per share and per line amounts, dollar amounts are presented in thousands, except where noted.

Part I – Financial Information

Item 1.	Financial Statements
VONAGE HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 30, 2014	December 31, 2013
Assets	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$54,962	$84,663
Accounts receivable, net of allowance of $699 and $683, respectively	21,705	19,649
Inventory, net of allowance of $115 and $229, respectively	7,266	10,584
Deferred customer acquisition costs, current	4,318	4,991
Deferred tax assets, current	18,361	18,361
Prepaid expenses and other current assets	23,523	16,892
Total current assets	130,135	155,140
Property and equipment, net	44,830	52,243
Goodwill	83,627	83,627
Software, net	22,068	20,557
Deferred customer acquisition costs, non-current	144	193
Debt related costs, net	769	1,313
Restricted cash	3,411	4,405
Intangible assets, net	68,207	76,850
Deferred tax assets, non-current	238,004	246,539
Other assets	1,450	1,882
Total assets	$592,645	$642,749
Liabilities and Stockholders’ Equity
Liabilities
Current liabilities:
Accounts payable	$40,684	$49,867
Accrued expenses	76,406	81,127
Deferred revenue, current portion	35,666	36,899
Current maturities of capital lease obligations	3,119	2,889
Current portion of notes payables	23,333	23,333
Total current liabilities	179,208	194,115
Indebtedness under revolving credit facility	55,000	75,000
Notes payable, net of current portion	11,667	23,333
Deferred revenue, net of current portion	797	436
Capital lease obligations, net of current maturities	8,585	10,201
Other liabilities, net of current portion in accrued expenses	1,660	1,628
Total liabilities	256,917	304,713
Commitments and Contingencies	—	—
Redeemable noncontrolling interest	(587)	(38)
Stockholders’ Equity
Common stock, par value $0.001 per share; 596,950 shares authorized at June 30, 2014 and December 31, 2013; 250,994 and 246,741 shares issued at June 30, 2014 and December 31, 2013, respectively; 210,101 and 212,339 shares outstanding at June 30, 2014 and December 31, 2013, respectively	253	247
Additional paid-in capital	1,151,033	1,136,289
Accumulated deficit	(687,835)	(697,941)
Treasury stock, at cost, 40,893 shares at June 30, 2014 and 34,402 shares at December 31, 2013	(126,597)	(101,040)
Accumulated other comprehensive (loss) income	(539)	519
Total stockholders’ equity	336,315	338,074
Total liabilities, redeemable noncontrolling interest, and stockholders’ equity	$592,645	$642,749

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenues	$218,882	$204,776	$439,615	$413,863

Operating Expenses:
Direct cost of telephony services (excluding depreciation and amortization of $5,098, $3,510, $10,252, and $6,962, respectively)	52,385	53,527	105,002	108,708
Direct cost of goods sold	9,450	9,217	19,189	18,095
Selling, general and administrative	73,569	61,481	152,022	124,391
Marketing	59,003	58,330	116,267	109,999
Depreciation and amortization	12,459	8,205	24,797	16,180
	206,866	190,760	417,277	377,373
Income from operations	12,016	14,016	22,338	36,490
Other Income (Expense):
Interest income	31	74	122	111
Interest expense	(1,434)	(1,732)	(3,511)	(3,189)
Other income (expense), net	36	(17)	23	(56)
	(1,367)	(1,675)	(3,366)	(3,134)
Income before income tax expense	10,649	12,341	18,972	33,356
Income tax expense	(5,266)	(4,894)	(9,384)	(12,862)
Net income	$5,383	$7,447	$9,588	$20,494
Plus: Net loss attributable to noncontrolling interest	135	—	518	—
Net income attributable to Vonage	$5,518	$7,447	$10,106	$20,494
Net income attributable to Vonage per common share:
Basic	$0.03	$0.04	$0.05	$0.10
Diluted	$0.02	$0.03	$0.05	$0.09
Weighted-average common shares outstanding:
Basic	211,390	212,169	211,790	213,404
Diluted	221,002	219,837	221,310	222,331

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$5,383	$7,447	$9,588	$20,494
Other comprehensive income (loss):
Foreign currency translation adjustment	397	(1,063)	(1,089)	(1,687)
Total other comprehensive income (loss)	397	(1,063)	(1,089)	(1,687)
Comprehensive income	5,780	6,384	8,499	18,807
Comprehensive loss attributable to noncontrolling interest:
Add: Net loss	(135)	—	(518)	—
Foreign currency translation adjustment	(12)	—	(31)	—
Total comprehensive loss attributable to noncontrolling interest	(147)	—	(549)	—
Comprehensive income attributable to Vonage	$5,927	$6,384	$9,048	$18,807

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net income	$9,588	$20,494
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization and impairment charges	16,154	14,993
Amortization of intangibles	8,643	1,187
Deferred tax expense	8,409	12,469
Allowance for doubtful accounts	(183)	(100)
Allowance for obsolete inventory	216	230
Amortization of debt related costs	544	783
Share-based expense	11,114	8,401
Changes in operating assets and liabilities:
Accounts receivable	(1,814)	(2,823)
Inventory	3,100	(5,118)
Prepaid expenses and other current assets	(6,794)	(8,229)
Deferred customer acquisition costs	729	(1,009)
Other assets	432	1,668
Accounts payable	(9,266)	(30,397)
Accrued expenses	(6,543)	16,490
Deferred revenue	(892)	(466)
Other liabilities	32	31
Net cash provided by operating activities	33,469	28,604
Cash flows from investing activities:
Capital expenditures	(3,099)	(5,803)
Acquisition and development of software assets	(7,031)	(6,197)
Decrease in restricted cash	998	1,256
Net cash used in investing activities	(9,132)	(10,744)
Cash flows from financing activities:
Principal payments on capital lease obligations	(1,386)	(1,184)
Principal payments on notes and revolving credit facility	(31,666)	(11,667)
Proceeds received from issuance of notes payable	—	27,500
Debt related costs	—	(2,009)
Common stock repurchases	(23,525)	(30,066)
Proceeds from exercise of stock options, net of stock cancellation payment	3,615	2,505
Net cash used in by financing activities	(52,962)	(14,921)
Effect of exchange rate changes on cash	(1,076)	(1,501)
Net change in cash and cash equivalents	(29,701)	1,438
Cash and cash equivalents, beginning of period	84,663	97,110
Cash and cash equivalents, end of period	$54,962	$98,548
Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$2,690	$2,032
Income taxes	$1,145	$1,448
Non-cash financing transactions during the periods for:
Common stock repurchases	$558	$629
The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND
REDEEMABLE NONCONTROLLING INTEREST
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total	Redeemable non-controlling interest	Net Income
Balance at December 31, 2013	$247	$1,136,289	$(697,941)	$(101,040)	$519	$338,074	$(38)
Stock option exercises	6	3,609				3,615
Share-based expense		11,114				11,114
Share-based award activity				(1,976)		(1,976)
Common stock repurchases				(23,347)		(23,347)
Other		21		(234)		(213)
Foreign currency translation adjustment					(1,058)	(1,058)	(31)
Net income (loss)			10,106			10,106	(518)	$9,588
Balance at June 30, 2014	$253	$1,151,033	$(687,835)	$(126,597)	$(539)	$336,315	$(587)

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 1.    Basis of Presentation and Significant Accounting Policies
Nature of Operations
Vonage Holdings Corp. (“Vonage”, “Company”, “we”, “our”, “us”) is incorporated as a Delaware corporation. We are a leading provider of communications services connecting consumers and businesses through cloud-connected devices worldwide. Customers in the United States represented 94% of our subscriber lines for our broadband telephone replacement services at June 30, 2014, with the balance primarily in Canada and the United Kingdom.
Unaudited Interim Financial Information
The accompanying unaudited interim consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations, cash flows, and statement of stockholders’ equity for the periods presented. The results for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year.
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
Purchased-intangible assets are accounted for based upon the fair value of assets received. Purchased-intangible assets are amortized on a straight-line or accelerated basis over the periods of benefit, ranging from two to ten years. We perform a review of purchased-intangible assets whenever events or changes in circumstances indicate that the useful life is shorter than we had originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, we assess the recoverability of purchased-intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life of the asset is shorter than originally estimated, we accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. There was no impairment of purchased-intangible assets identified for the three and six months ended June 30, 2014.
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
Income Taxes
We recognize deferred tax assets and liabilities at enacted income tax rates for the temporary differences between the financial reporting bases and the tax bases of our assets and liabilities. Any effects of changes in income tax rates or tax laws are included in the provision for income taxes in the period of enactment. Our net deferred tax assets primarily consist of net operating loss carry forwards (“NOLs”). We are required to record a valuation allowance against our net deferred tax assets if we conclude that it is more likely than not that taxable income generated in the future will be insufficient to utilize the future income tax benefit from our net deferred tax assets (namely, the NOLs) prior to expiration. We periodically review this conclusion, which requires significant management judgment. If we are able to conclude in a future period that a future income tax benefit from our net deferred tax assets has a greater than 50 percent likelihood of being realized, we are required in that period to reduce the related valuation allowance with a corresponding decrease in income tax expense. This would result in a non-cash benefit to our net income in the period of the determination. In the fourth quarter of 2011, we released $325,601 of valuation allowance. In subsequent periods, we would expect to recognize income tax expense equal to our pre-tax income multiplied by our effective income tax rate, an expense that was not recognized prior to the reduction of the valuation allowance. Our effective rate may differ from the federal statutory rate due, in part, to our foreign operations and certain discrete period items. The 2014 estimated annual effective tax rate is expected to approximate 49%, but may fluctuate due to the timing of other discrete period transactions.
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

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

In connection with the acquisition of Vocalocity, Inc. on November 15, 2013, we recorded preliminary estimates primarily related to income, sales, excise, and ad valorem taxes. As such, the provisional measurements of fair value are subject to change.
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

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The following table sets forth the computation for basic and diluted net income per share for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator
Numerator for basic earnings per share-net income attributable to Vonage	$5,518	$7,447	$10,106	$20,494
Numerator for diluted earnings per share-net income attributable to Vonage	$5,518	$7,447	$10,106	$20,494
Denominator
Basic weighted average common shares outstanding	211,390	212,169	211,790	213,404
Dilutive effect of stock options and restricted stock units	9,612	7,668	9,520	8,927
Diluted weighted average common shares outstanding	221,002	219,837	221,310	222,331
Basic net income per share
Basic net income per share	$0.03	$0.04	$0.05	$0.10
Diluted net income per share
Diluted net income per share	$0.02	$0.03	$0.05	$0.09

For the three and six months ended June 30, 2014 and 2013, the following were excluded from the calculation of diluted earnings per common share because of their anti-dilutive effects:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Restricted stock units	5,486	2,171	5,477	2,357
Stock options	22,447	27,796	22,548	26,349
	27,933	29,967	28,025	28,706
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income and other comprehensive items. Other comprehensive items include foreign currency translation adjustments.
Recent Accounting Pronouncements
In May 2014, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers". This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of good or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. Accordingly, we will adopt this ASU on January 1, 2017. Companies may use either a full retrospective or modified retrospective approach to adopt this ASU and our management is currently evaluating which transition approach to use. We are currently evaluating the impact of adopting ASU 2014-09 on our consolidated financial statements and related disclosures.
Reclassifications
Certain reclassifications have been made to prior years’ financial statements in order to conform to the current year’s presentation. The reclassifications had no impact on net earnings previously reported.

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 2.    Supplemental Balance Sheet Account Information
Prepaid expenses and other current assets

	June 30, 2014	December 31, 2013
Nontrade receivables	$9,039	$7,402
Services	9,825	7,084
Telecommunications	493	479
Insurance	954	757
Marketing	1,205	312
Other prepaids	2,007	858
Prepaid expenses and other current assets	$23,523	$16,892

Property and equipment, net

	June 30, 2014	December 31, 2013
Building (under capital lease)	$25,709	$25,709
Network equipment and computer hardware	75,598	78,312
Leasehold improvements	44,900	44,141
Furniture	1,422	812
Vehicles	92	109
	147,721	149,083
Less: accumulated depreciation and amortization	(102,891)	(96,840)
Property and equipment, net	$44,830	$52,243

Software, net

	June 30, 2014	December 31, 2013
Purchased	$51,117	$45,178
Licensed	909	909
Internally developed	36,088	36,088
	88,114	82,175
Less: accumulated amortization	(66,046)	(61,618)
Software, net	$22,068	$20,557

Debt related costs, net

	June 30, 2014	December 31, 2013
Senior secured term loan	$4,706	$4,706
Less: accumulated amortization	(3,937)	(3,393)
Debt related costs, net	$769	$1,313

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Restricted cash

	June 30, 2014	December 31, 2013
Letter of credit-lease deposits	$3,308	$4,306
Cash reserves	103	99
Restricted cash	$3,411	$4,405

Intangible assets, net

	June 30, 2014	December 31, 2013
Customer relationships	$39,100	$39,100
Developed technology	35,200	35,200
Patents and patent licenses	12,764	18,264
Trademark	560	560
Trade names	500	500
Non-compete agreements	200	200
	88,324	93,824
Less: accumulated amortization	(20,117)	(16,974)
Intangible assets, net	$68,207	$76,850

Accrued expenses

	June 30, 2014	December 31, 2013
Compensation and related taxes and temporary labor	$15,600	$20,276
Marketing	26,071	23,277
Taxes and fees	16,486	18,207
Litigation and settlements	339	89
Telecommunications	8,373	7,942
Other accruals	4,335	6,063
Customer credits	1,542	1,719
Professional fees	3,120	2,490
Accrued interest	10	12
Inventory	216	769
Credit card fees	314	283
Accrued expenses	$76,406	$81,127

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 3.    Supplemental Income Statement Account Information
Amounts included in revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
USF fees	$18,396	$17,125	$37,032	$35,230
Disconnect fees	$906	$1,066	$1,679	$2,306
Initial activation fees	$273	$319	$587	$673
Customer equipment fees	$174	$12	$585	$170
Equipment recovery fees	$19	$26	$39	$55
Shipping and handling fees	$545	$322	$924	$690

Amount included in direct cost of telephony services

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
USF costs	$18,396	$17,125	$37,089	$35,230

Amount included in direct cost of goods sold

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Shipping and handling cost	$1,580	$1,436	$3,137	$2,844

Amount included in selling, general and administrative expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Advertising costs	$213	$100	$325	$188
Acquisition related costs	$—	$—	$20	$—
Acquisition integration cost	$4	$—	$98	$—

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Amount included in marketing

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Advertising costs	$37,122	$36,089	$71,696	$67,815

Depreciation and amortization expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Network equipment and computer hardware	$3,602	$3,339	$7,211	$6,647
Software	2,833	2,659	5,548	5,149
Capital leases	550	549	1,100	1,098
Other leasehold improvements	1,081	1,032	2,154	2,036
Furniture	35	29	69	56
Vehicles	6	3	7	8
Patents	505	576	1,081	1,152
Trademarks	18	18	36	36
Customer relationship	2,134	—	4,268	—
Acquired technology	1,574	—	3,148	—
Trade names	50	—	100	—
Non-compete agreements	4	—	8	—
	12,392	8,205	24,730	16,182
Property and equipment impairments	2	—	2	(2)
Software impairments	65	—	65	—
Depreciation and amortization expense	$12,459	$8,205	$24,797	$16,180

Amount included in interest expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Debt related costs amortization	$255	$395	$544	$783

Amount included in other income (expense), net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income (loss) resulting from foreign exchange transactions	$37	$(22)	$22	$(62)

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 4.    Long-Term Debt and Revolving Credit Facility
A schedule of long-term debt at June 30, 2014 and December 31, 2013 is as follows:

	June 30, 2014	December 31, 2013
3.125-3.625% Credit Facility - due 2016	$11,667	$23,333
3.125-3.625% Revolving Credit Facility - due 2016	55,000	75,000

At June 30, 2014, future payments under long-term debt obligations over each of the next five years and thereafter were as follows:

Credit Facility
2014	$11,667
2015	23,333
2016	55,000
Minimum future payments of principal	90,000
Less: current portion	23,333
Long-term portion	$66,667

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

As of June 30, 2014, we were in compliance with all covenants, including financial covenants, for the 2013 Credit Facility.
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
We repurchased the following shares of common stock with cash resources under the $100,000 repurchase program during the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014 (1)	2013 (2)	2014 (1)	2013 (2)
Shares of common stock repurchased	3,523	4,756	5,970	8,795
Value of common stock repurchased	$13,244	$13,451	$23,287	$24,458
(1) including 147 shares, or $556, of common stock repurchases settled in July 2014; excluding commission of $1.
(2) including 220 shares, or $625, of common stock repurchases settled in July 2013; excluding commission of $4.
As of June 30, 2014, approximately $26,060 remained of our $100,000 repurchase program. The repurchase program expires on December 31, 2014 but may be suspended or discontinued at any time without notice.
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
A request for reexamination of the ‘722 Patent was filed on September 12, 2012 by Cisco, challenging the validity of the ‘722 Patent. Cisco’s request was granted by the USPTO on November 28, 2012. On March 24, 2014, the Patent Office issued an Action Closing Prosecution, confirming its rejection of all claims of the ‘722 patent on multiple independent grounds. Bear Creek filed comments to the Action Closing Prosecution on April 24, 2014. Cisco filed responsive comments on May 22, 2014.
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
Straight Path IP Group Inc. On November 4, 2013, Straight Path IP Group Inc. (“Straight Path”), a subsidiary of Straight Path Communications Inc., filed a lawsuit against Vonage Holdings Corp., Vonage America, Inc., and Vonage Marketing LLC in the U.S. District Court for the Eastern District of Virginia (Norfolk Division) alleging that Vonage’s products and services are covered by United States Patent Nos. 6,009,469, 6,131,121, 6,513,066, and 6,701,365. Straight Path alleged direct and indirect infringement by Vonage. On December 20, 2013, Vonage moved to transfer the case to the District of New Jersey and that motion was granted by the court on January 17, 2014. On December 30, 2013, Vonage answered the complaint and filed a motion to dismiss Straight Path’s claims for induced and contributory infringement. In response, Straight Path amended its complaint on January 7, 2014. On February 7, 2014, Vonage answered the amended complaint and moved to dismiss Straight Path's claims for indirect infringement. On March 26, 2014, the Court granted Vonage’s motion to dismiss in its entirety, dismissing Straight Path’s induced and contributory infringement claims without prejudice. Straight Path filed a second amended complaint on April 23, 2014. Vonage answered the second amended complaint on May 27, 2014 and again moved to dismiss Straight Path’s amended claims for indirect infringement. On July 7, 2014, the Court granted Vonage’s motion to dismiss in its entirety, this time dismissing Straight Path’s induced and contributory infringement claims with prejudice.
Previously, on August 2, 2013, Straight Path filed a lawsuit against Vocalocity, Inc. in the U.S. District Court for the Eastern District of Virginia (Richmond Division) alleging that Vocalocity’s products and services are covered by the ‘066 and ‘365 patents. On September 11, 2013, the lawsuit was ordered consolidated with two other lawsuits by Straight Path filed in early August 2013 against Bandwidth.com, Inc. and Telesphere Networks Ltd., relating to the same patents. Pursuant to a settlement agreement entered between Straight Path and Vocalocity, on June 19, 2014, the parties filed a joint motion to dismiss with prejudice all claims and counterclaims asserted in the case. The Court granted the joint motion on July 2, 2014, dismissing the case in its entirety. The costs associated with the litigation, including the settlement, are fully-indemnified under the terms of the acquisition of Vocalocity.
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
Spansion. On April 28, 2014, Spansion LLC (“Spansion”), filed a lawsuit against Vonage Holdings Corp., Vonage America, Inc., Vonage Marketing LLC, and 20 other defendants in the U.S. District Court for the Northern District of California alleging that Macronix’s flash memory chips and products containing those chips, including Vonage analog telephone adapter products, each are covered by one or more Spansion patents. On April 29, 2014, Spansion filed a complaint at the International Trade Commission containing substantially similar allegations, requesting that the ITC institute an investigation pursuant to Section 337 of the Tariff Act of 1930 against the respondents, including Vonage. Spansion’s complaints allege that Vonage’s telephone adapters are covered by United States Patent No. 6,246,611. Macronix has agreed to fully defend and indemnify Vonage in the district court and ITC proceedings. On June 25, 2014, the Northern District granted the parties’ joint motion to stay the district court proceedings pending the resolution of the ITC case. On June 30, 2014, Vonage responded to the ITC complaint.
Commercial Litigation
Merkin & Smith, et als.  On September 27, 2013, Arthur Merkin and James Smith filed a putative class action lawsuit against Vonage America, Inc. in the Superior Court of the State of California, County of Los Angeles, alleging that Vonage violated California’s Unfair Competition Law by charging its customers fictitious 911 taxes and fees. On October 30, 2013, Vonage filed a notice removing the case to the United States District Court for the Central District of California. On October 30, 2013 the case

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

was assigned to a United States District Judge and a Magistrate Judge. On November 26, 2013, Vonage filed its Answer to the Complaint.  On December 4, 2013, Vonage filed a Motion to Compel Arbitration. On February 4, 2014, the Court denied Vonage’s Motion to Compel Arbitration. On March 5, 2014, Vonage filed an appeal with the United States Court of Appeals for the Ninth Circuit of the decision denying Vonage’s Motion to Compel Arbitration.  On March 6, 2014, Vonage moved to stay the district court proceedings pending its appeal; the Court granted Vonage’s stay motion on March 26, 2014.  Vonage’s appellate brief is due on September 24, 2014.
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
Federal - Net Neutrality
Clear and enforceable net neutrality rules would make it more difficult for broadband Internet service providers to block or discriminate against Vonage service. Also explicitly applying net neutrality rules to wireless broadband Internet service could create greater opportunities for VoIP applications that run on wireless broadband Internet service. In October 2009, the FCC proposed the adoption of enforceable net neutrality rules for both wired and wireless broadband Internet service providers. The proposed rules would prohibit wired and wireless broadband Internet service providers from blocking or hindering lawful content, applications, or services and from unreasonably discriminating when transmitting lawful network traffic. In addition, broadband Internet service providers would have to publicly disclose certain information about their network management practices. In December 2010, the FCC adopted enforceable net neutrality rules based on its October 2009 proposal. All of the proposed rules in the October 2009 proposal applied to wired broadband Internet providers. The FCC applied some but not all of the proposed rules to wireless broadband service. Wireless broadband Internet services providers are prohibited from blocking or hindering voice or video applications that compete with the broadband Internet service provider's voice or video services. Wireless providers are also subject to transparency requirements, but they are not subject to the prohibition on unreasonable discrimination that applies to wired broadband Internet services providers. A number of parties filed appeals of the rules. On January 14, 2014, the D.C. Circuit vacated the anti-blocking and the unreasonable discrimination provisions of the rules. The D.C. Circuit decision did not foreclose the FCC from adopting anti-blocking or non-discrimination rules. On February 19, 2014, FCC Chairman Tom Wheeler announced that the FCC would not appeal the D.C. Circuit decision, electing to pursue restoration of the vacated provisions using the authority that the FCC has over broadband services, as recognized by the D.C. Circuit. The FCC adopted a new Notice of Proposed Rulemaking (“NPRM”) on net neutrality rules at its May 15, 2014 meeting. Opening comments on the NPRM were due July 18, 2014 and reply comments are due September 10, 2014.
Federal - Intercarrier Compensation
On February 9, 2011, the FCC released a Notice of Proposed Rulemaking on reforming universal service and the intercarrier compensation (“ICC”) system that governs payments between telecommunications carriers primarily for terminating traffic. In particular, the FCC indicated that it has never determined the ICC obligations for VoIP service and sought comment on a number of proposals for how VoIP should be treated in the ICC system. The FCC's adoption of an ICC proposal will impact Vonage's costs

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

for telecommunications services. On October 27, 2011, the FCC adopted an order reforming universal service and ICC. The FCC order provides that VoIP originated calls will be subject to interstate access charges for long distance calls and reciprocal compensation for local calls that terminate to the public switched telephone network (“PSTN”). It also subjected PSTN originated traffic directed to VoIP subscribers to similar ICC obligations. The termination charges for all traffic, including VoIP originated traffic, will transition over several years to a bill and keep arrangement (i.e., no termination charges). Numerous parties filed appeals of the FCC order in multiple federal circuit courts of appeal. The 10th Circuit Court of Appeals was selected by lottery to decide the appeals. On May 23, 2014, the 10th Circuit upheld the FCC’s order.
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
Pakistan Termination Rate Increase
On October 1, 2012, Pakistani carriers formed the International Clearing House (ICH). This cartel subsequently took action to increase the cost to terminate international calls to Pakistan by approximately 500 percent. As a result of the implementation of higher termination costs, Vonage was forced to remove Pakistan from unlimited calling in its Vonage World plan. Vonage filed a petition at the FCC, shortly after the ICH rates became effective, seeking an order prohibiting U.S. carriers from paying the new higher ICH rates. On March 5, 2013, the FCC issued an order that prohibits U.S. carriers from paying more than the prevailing termination rate prior to the implementation of the ICH rates. In addition to the Vonage challenge in the U.S., a Pakistani carrier challenged the ICH action under Pakistani competition law. After the trial court found that the ICH violated Pakistani competition law, the Supreme Court of Pakistan overturned the trial court decision and remanded the case to the Competition Commission of Pakistan (CCP). On April 30, 2013, the CCP issued an order that holds that the ICH violates Pakistani competition law. On May 9, 2013, the Sindh High Court temporarily suspended the CCP order while the court considers constitutional challenges to the order made by several Pakistani carriers. On June 17, 2014, the Pakistan Ministry of Information Technology withdrew its policy directing formation of the ICH as of August 1, 2014. Pakistani carriers challenged the Ministry’s order at the Sindh High Court and obtained a temporary injunction against the Ministry’s order. Despite favorable action by both U.S. and Pakistani authorities, it is currently unclear whether, or with what timing, international termination rates in Pakistan will return to a more competitive level.

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
Stand-by Letters of Credit
We had stand-by letters of credit totaling $3,308 and $4,306, as of June 30, 2014 and December 31, 2013, respectively.
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
Vendor Commitments
We have committed to purchase software licenses. We have committed to pay approximately $500 in 2014, $1,000 in 2015 and 2016, and $100 in 2017.
We have committed to lease office space from a vendor. We have committed to pay this vendor approximately $100 in 2014, $900 in 2015, $1,500 in 2016 through 2019, and $1,100 in 2020.
State and Municipal Taxes
In accordance with generally accepted accounting principles, we make a provision for a liability for taxes when it is both probable that a liability has been incurred and the amount of the liability or range of liability can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. For a period of time, we did not collect or remit state or municipal taxes (such as sales, excise, utility, use, and ad valorem taxes), fees or surcharges (“Taxes”) on the charges to our customers for our services, except that we historically complied with the New Jersey sales tax. We have received inquiries or demands from a number of state and municipal taxing and 911 agencies seeking payment of Taxes that are applied to or collected from customers of providers of traditional public switched telephone network services. Although we have consistently maintained that these Taxes do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations, we are now collecting and remitting sales taxes in certain of those states including a number of states that have changed their statutes to expressly include VoIP. In addition, many states address how VoIP providers should contribute to support public safety agencies, and in those states we remit fees to the appropriate state agencies. We could also be contacted by state or municipal taxing and 911 agencies regarding Taxes that do explicitly apply to VoIP and these agencies could seek retroactive payment of

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Taxes. As such, we have a reserve of $5,708 as of June 30, 2014 as our best estimate of the potential tax exposure for any retroactive assessment. We believe the maximum estimated exposure for retroactive assessments is approximately $7,000 as of June 30, 2014.
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
We have provided our joint venture partner with an opportunity to repurchase their diluted equity by making the first capital call in 2014, which is expected to be completed in August 2014, in addition to the two previously missed capital calls. Pursuant to the shareholder agreement, the price to be paid by our joint venture partner in order to repurchase their diluted equity is equal to (i) the loan principal amount adjusted from its disbursement date until the date of the repurchase, at a rate equal to 105% of the rate of the SELIC Rate pro rata; plus (ii) $503, adjusted from December 17, 2013 to the date of the repurchase, at a rate equal to 107% of the SELIC Rate pro rata; and (iii) their share of joint venture losses for diluted equity from the dilution date through the repurchase date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our consolidated financial statements and the related notes included elsewhere in this Form 10-Q and our audited financial statements included in our Annual Report on Form 10-K. This discussion contains forward-looking statements. These forward-looking statements are based on information available at the time the statements are made and/or management’s belief as of that time with respect to future events and involve risks and uncertainties that could cause actual results and outcomes to be materially different. Important factors that could cause such differences include but are not limited to: the competition we face; our ability to adapt to rapid changes in the market for voice and messaging services; our ability to retain customers and attract new customers; our ability to establish and expand strategic alliances; governmental regulation and related actions and taxes; increased market and competitive risks, including currency restrictions; risks related to the acquisition or integration of businesses or joint ventures; the impact of fluctuations in economic conditions, particularly on our small and medium business customers; our ability to obtain or maintain relevant intellectual property licenses; intellectual property and other litigation that has been and may be brought against us; failure to protect our trademarks and internally developed software; security breaches and other compromises of information security; our dependence on third party facilities, equipment, systems and services; system disruptions or flaws in our technology and systems; uncertainties relating to regulation of VoIP services; liability under anti-corruption laws; results of regulatory inquiries into our business practices; fraudulent use of our name or services; our ability to maintain data security; our dependence upon key personnel; our dependence on our customers' existing broadband connections; differences between our service and traditional phone services; restrictions in our debt agreements that may limit our operating flexibility; our ability to obtain additional financing if required; any reinstatement of holdbacks by our vendors; our history of net losses and ability to achieve consistent profitability in the future; the Company's available capital resources and other financial and operational performance which may cause the Company not to make common stock repurchases as currently anticipated or to commence or suspend such repurchases from time to time without prior notice; and other factors that are set forth in the “Risk Factors” in our Annual Report on Form 10-K, in our Quarterly Reports on Form 10-Q and in our Current Reports on Form 8-K. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, and therefore, you should not rely on these forward-looking statements as representing our views as of any date subsequent to the date this Form 10-Q is filed with the Securities and Exchange Commission.
Financial Information Presentation
For the financial information discussed in this Quarterly Report on Form 10-Q, other than per share and per line amounts, dollar amounts are presented in thousands, except where noted. All trademarks are the property of their owners.
Overview
We are a leading provider of communications services connecting consumers and businesses through cloud-connected devices worldwide. We rely heavily on our network, which is a flexible, scalable Session Initiation Protocol (SIP) based Voice over Internet Protocol, or VoIP, network. This platform enables a user via a single “identity,” either a number or user name, to access and utilize services and features regardless of how they are connected to the Internet, including over 3G, 4G, Cable, or DSL broadband networks. This technology enables us to offer our customers attractively priced voice and messaging services and other features around the world on a variety of devices.
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
Key to the Company's evolution was our strategic, operational and financial transformation, which was largely completed in 2012. This transformation resulted in a dramatic swing to profitability enabled by significant cost reductions, a meaningful lowering of customer defections, and the successful restructuring of our balance sheet. This transformation positioned the Company to pursue our current growth strategy.
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
Having achieved operational and financial stability, we are focused on driving revenue through three major growth priorities. The first of these is continued penetration of our core North American markets, where we will continue to provide value in international long distance and target under-served ethnic segments, where we have entered the low-end domestic market with our flanker brand, BasicTalk, a low-priced home phone service offering unlimited calling throughout the United States, and where we have expanded our offering to small and medium business (SMB) and small office, home office (SOHO) customers through the acquisition of Vocalocity, Inc, which has been re-branded Vonage Business Solutions ("VBS"). Our second growth priority is international expansion outside of North America through strategic partnerships. Finally, our third growth priority is mobile services, which we view as a strategic enabler of the Company's entire product offering.
We had approximately 2.5 million subscriber lines for broadband telephone replacement services as of June 30, 2014. We bill customers in the United States, Canada, and the United Kingdom. Customers in the United States represented 94% of our subscriber lines at June 30, 2014.

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

These rules made it more difficult for broadband Internet service providers to block or discriminate against Vonage service. On January 14, 2014, the D.C. Circuit Court of Appeals vacated the anti-blocking and the unreasonable discrimination provisions of the rules. The D.C. Circuit decision did not foreclose the FCC from adopting anti-blocking or non-discrimination rules. On February 19, 2014, FCC Chairman Tom Wheeler announced that the FCC would not appeal the D.C. Circuit decision, electing to pursue restoration of the vacated provisions using the authority that the FCC has over broadband services, as recognized by the D.C. Circuit. The FCC adopted a new Notice of Proposed Rulemaking (“NPRM”) on net neutrality rules at its May 15, 2014 meeting. Opening comments on the NPRM were due July 18, 2014 and reply comments are due September 10, 2014. In addition, on February 9, 2011, the FCC released a Notice of Proposed Rulemaking on reforming universal service and the intercarrier compensation (“ICC”) system that governs payments between telecommunications carriers primarily for terminating traffic. The FCC's adoption of an ICC proposal will impact Vonage's costs for telecommunications services. On October 27, 2011, the FCC adopted an order reforming universal service and ICC. The FCC order provides that VoIP originated calls will be subject to interstate access charges for long distance calls and reciprocal compensation for local calls that terminate to the public switched telephone network (“PSTN”). The termination charges for all traffic, including VoIP originated traffic, will transition over several years to a bill and keep arrangement (i.e., no termination charges). On May 23, 2014, the 10th Circuit upheld the FCC’s order. We believe that the order will positively impact our costs over time.
The table below includes key operating data that our management uses to measure the growth and operating performance of our business:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Gross subscriber line additions	172,346	155,412	363,759	303,415
Change in net subscriber lines	(6,695)	2,541	5,808	(9,859)
Subscriber lines (at period end)	2,548,734	2,349,957	2,548,734	2,349,957
Average monthly customer churn	2.6%	2.4%	2.6%	2.5%
Average monthly operating revenues per line	$28.59	$29.06	$28.78	$29.29
Average monthly direct cost of telephony services per line	$6.84	$7.60	$6.87	$7.69
Marketing costs per gross subscriber line addition	$342	$375	$320	$363
Employees (excluding temporary help) (at period end)	1,279	946	1,279	946
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
Subscriber lines. Our subscriber lines include, as of a particular date, all paid subscriber lines from which a customer can make an outbound telephone call on that date. Our subscriber lines include fax lines, including fax lines bundled with subscriber lines in our small office home office calling plans and soft phones, but do not include our virtual phone numbers or toll free numbers, which only allow inbound telephone calls to customers. Subscriber lines increased from 2,349,957 as of June 30, 2013 to 2,548,734 as of June 30, 2014, which includes lines at acquisition from VBS. For the six months ended June 30, 2014, we added 5,808 subscriber lines.
Average monthly customer churn. Average monthly customer churn for a particular period is calculated by dividing the number of customers that terminated during that period by the simple average number of customers during the period, and dividing the result by the number of months in the period. The simple average number of customers during the period is the number of customers on the first day of the period, plus the number of customers on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first 30 days after activation. Our average monthly customer churn was 2.6% for the three months ended June 30, 2014 and the three months ended March 31 2014, compared to 2.4% for the three months ended June 30, 2013. Our average monthly customer churn increased to 2.6% for the six months ended June 30, 2014 from 2.5% for the six months ended June 30, 2013. The increases were due primarily to the higher early life churn rate of customers acquired through retail channels without a minimum service requirement, including assisted selling and community sales channels, which have increased as a percentage of our total customer base. We monitor churn on a daily basis and use it as an indicator of the level of customer satisfaction. Other companies may calculate churn differently, and their churn data may not be directly comparable to ours. Customers who have been with us for a year or more tend to have a lower churn rate than customers who have not. In addition, our customers who are international callers generally churn at a lower rate than customers who are domestic callers. Our churn will fluctuate over time due to economic conditions, competitive pressures, marketplace perception of our services, and our ability to provide high quality customer care and network quality and add future innovative products and services.
Average monthly revenues per line. Average monthly revenues per line for a particular period is calculated by dividing our revenues for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. The simple average number of subscriber lines for the period is the number of subscriber lines on the first day of the period, plus the number of subscriber lines on the last day of the period, divided by two. Our average monthly revenues per line decreased slightly to $28.59 for the three months ended June 30, 2014 compared to $29.06 for the three months ended June 30, 2013 due primarily to rate plan mix. The continued expansion of lower priced plan offerings including BasicTalk to meet customer needs may cause downward pressure on average monthly revenues per line, offset by any selected pricing actions.
Average monthly direct cost of telephony services per line. Average monthly direct cost of telephony services per line for a particular period is calculated by dividing our direct cost of telephony services for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. We use the average monthly direct cost of telephony services per line to evaluate how effective we are at managing our costs of providing service. Our average monthly direct cost of telephony services per line decreased to $6.84 for the three months ended June 30, 2014 compared to $7.60 for the three months ended June 30, 2013, due primarily to the decrease in termination costs driven by more favorable rates negotiated with our service providers and the decrease in our network costs and in our E-911 costs.
Marketing cost per gross subscriber line addition. Marketing cost per gross subscriber line addition is calculated by dividing our marketing expense for a particular period by the number of gross subscriber line additions during the period. Marketing expense does not include the cost of certain customer acquisition activities, such as rebates and promotions, which are accounted for as an offset to revenues, or customer equipment subsidies, which are accounted for as direct cost of goods sold. As a result, it does not represent the full cost to us of obtaining a new customer. Our marketing cost per gross subscriber line addition was lower at $342 for the three months ended June 30, 2014 compared to $375 for the three months ended June 30, 2013 as a result of lower marketing cost per gross subscriber line addition attributable to VBS.
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
We are integrating the combined operations of Vocalocity, now under the VBS brand, with Vonage, eliminating overlapping processes and integrating products and sales efforts. We are also optimizing lead flow generated by the Vonage brand, directing prospective business customers from Vonage inbound telemarketing or websites to the VBS website and inbound telesales channels. We expect these efforts to shift certain core gross subscriber line additions and revenue from the Vonage consumer business to VBS, leading to subscriber additions with higher total lines and average monthly revenue per line.
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
Direct cost of telephony services. Direct cost of telephony services primarily consists of fees that we pay to third parties on an ongoing basis in order to provide our services. These fees include:

•
Access charges that we pay to other telephone companies to terminate domestic and international calls on the public switched telephone network. These costs represented approximately 49% and 51% of our total direct cost of telephony services for the three months ended June 30, 2014 and 2013, respectively, with a portion of these payments ultimately being made to incumbent telephone companies. When a Vonage subscriber calls another Vonage subscriber, we do not pay an access charge.

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
Direct cost of goods sold. Direct cost of goods sold primarily consists of costs that we incur when a customer first subscribes to our service. These costs include:

•
The cost of the equipment that we provide to residential customers who subscribe to our service through our direct sales channel in excess of activation fees when an activation fee is collected. Business customers' purchased equipment is recorded on a net basis. The remaining cost of customer equipment is deferred up to the activation fee collected and amortized over the estimated average customer life.

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

Results of Operations
The following table sets forth, as a percentage of consolidated operating revenues, our consolidated statement of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenues	100%	100%	100%	100%

Operating Expenses:
Direct cost of telephony services (excluding depreciation and amortization)	24	26	24	26
Direct cost of goods sold	4	5	4	4
Selling, general and administrative	34	30	35	30
Marketing	27	28	26	27
Depreciation and amortization	6	4	6	4
	95	93	95	91
Income from operations	5	7	5	9
Other Income (Expense):
Interest income	—	—	—	—
Interest expense	(1)	(1)	(1)	(1)
Other income (expense), net	—	—	—	—
	(1)	(1)	(1)	(1)
Income before income tax expense	4	6	4	8
Income tax expense	(2)	(2)	(2)	(3)
Net income	2%	4%	2%	5%
Plus: Net loss attributable to noncontrolling interest	—%	—%	—%	—%
Net income attributable to Vonage	2%	4%	2%	5%

Summary of Results for the Three and Six Months Ended June 30, 2014 and June 30, 2013
Revenues, Direct Cost of Telephony Services and Direct Cost of Goods Sold

(in thousands, except percentages)	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2014	2013	Dollar Change	Percent Change	2014	2013	Dollar Change	Percent Change
Revenues	$218,882	$204,776	$14,106	7%	$439,615	$413,863	$25,752	6%
Direct cost of telephony services(1)	52,385	53,527	(1,142)	(2)%	105,002	108,708	(3,706)	(3)%
Direct cost of goods sold	9,450	9,217	233	3%	19,189	18,095	1,094	6%
	157,047	142,032	15,015	11%	315,424	287,060	28,364	10%

(1)	Excludes depreciation and amortization of $5,098, $3,510, $10,252, and $6,962, respectively.
Three Months Ended June 30, 2014 compared to Three Months Ended June 30, 2013
Revenues. The increase in revenues of $14,106, or 7%, was driven by an increase of $13,304 in monthly subscription fees primarily due to revenue of $18,246 from VBS, partially offset by rate plan mix and lower customer acquisitions on premium plans of $4,942. There was an increase in our regulatory fee revenue of $154, which included an increase of $2,784 from VBS. There was an increase of $1,272 in USF fees, which included an increase of $711 from VBS. There was also a decrease in credits issued to subscribers of $1,135, an increase in equipment and shipping revenue of $379, and an increase in overage in plan minutes of $595, which included $575 from VBS. These increases were offset by a decrease in international minutes of use revenue of $1,570 and an increase in bad debt of $777. There was also a decrease in additional features revenue of $139 and a decrease in fees that we charged for disconnecting our service of $160.
Direct cost of telephony services. The decrease in direct cost of telephony services of $1,142, or 2%, was primarily driven by a decrease in international usage of $1,667, a decrease in our network costs of $1,094, which includes costs for co-locating in other carriers’ facilities, leasing phone numbers, routing calls on the Internet, E-911 costs, and transferring calls to and from the Internet to the public switched telephone network. These decreases were offset by an increase in domestic termination costs of $388, which are costs that we pay other phone companies for terminating phone calls and an increase of USF and related fees imposed by government agencies of $1,274.
Direct cost of goods sold. The increase in direct cost of goods sold of $233, or 3%, was primarily due to an increase in customer equipment costs of $1,319 driven by VBS, which was offset by a decrease in waived activation fees for new customers of $918 and a decrease in shipping costs of $105.
Six Months Ended June 30, 2014 compared to Six Months Ended June 30, 2013
Revenues. The increase in revenues of $25,752, or 6%, was driven by an increase of $25,619 in monthly subscription fees primarily due to revenue of $34,585 from VBS, partially offset by rate plan mix and lower customer acquisitions on premium plans of $8,966. There was an increase in USF fees of $1,802, which included an increase of $1,304 from VBS. There was also a decrease in credits issued to subscribers of $1,567, an increase in equipment and shipping revenue of $634, and an increase in overage in plan minutes of $1,359, which included $1,156 from VBS. These increases were offset by a decrease in international minutes of use revenue of $2,620, an increase in bad debt of $1,418, a decrease in additional features revenue of $365, and a decrease in fees that we charged for disconnecting our service of $628. There was also a decrease in regulatory recovery fees of $102, which included an increase of $4,781 from VBS.
Direct cost of telephony services. The decrease in direct cost of telephony services of $3,706, or 3%, was primarily driven by a decrease in international usage of $4,288, a decrease in our network costs of $1,818, which includes costs for co-locating in other carriers’ facilities, leasing phone numbers, routing calls on the Internet, E-911 costs, and transferring calls to and from the Internet to the public switched telephone network. These decreases were offset by an increase in domestic termination costs of $528, which are costs that we pay other phone companies for terminating phone calls and an increase of USF and related fees imposed by government agencies of $1,864.
Direct cost of goods sold. The increase in direct cost of goods sold of $1,094, or 6%, was primarily due to an increase in customer equipment costs of $3,576 driven by VBS and from additional customers from our retail expansion, which was offset by a decrease in waived activation fees for new customers of $2,145, a decrease in shipping costs of $209, and a decrease in equipment amortization of $129.

Selling, General and Administrative

(in thousands, except percentages)	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2014	2013	Dollar Change	Percent Change	2014	2013	Dollar Change	Percent Change
Selling, general and administrative	$73,569	$61,481	$12,088	20%	$152,022	$124,391	$27,631	22%
Three Months Ended June 30, 2014 compared to Three Months Ended June 30, 2013

Selling, general and administrative. Selling expense increased by $2,572, including $2,027 due to an increase in the number of retail stores with assisted selling, an increase of commissions paid to retailers of $662, and an increase of $194 related to calling card launch, offset by a decrease of $311 in community sales teams. General and administrative expense increased by $9,516 due to an increase in compensation and employee related expense of $5,170 and in customer care costs of $1,269, mainly from inclusion of VBS, and higher share based cost of $400. There was also a change in settlement expense of $2,022 as last year included resolution of an insurance claim for prior period legal fees and settlement expenses of $2,300. There was also an increase in professional fees of $820, credit card and ECP fees of $330, and facility expense of $334. These increases were partially offset by a decrease in state and municipal taxes of $997.
Six Months Ended June 30, 2014 compared to Six Months Ended June 30, 2013

Selling, general and administrative. Selling expense increased by $6,209, including $262 due to the expansion of the number of community sales teams in the beginning of the year, $4,624 due to an increase in the number of retail stores with assisted selling, and commissions paid to retailers of $1,256. General and administrative expense increased by $21,422 due to an increase in compensation and employee related expense of $10,827 and in customer care costs of $2,588 mainly from inclusion of VBS, and higher share based cost of $2,712. There was also a change in settlement expense of $2,172 as last year included resolution of an insurance claim for prior period legal fees and settlement expenses of $2,300. There was also an increase in credit card and ECP fees of $510, professional fees of $1,137, telecommunications expense of $251, acquisition related costs of $118 in connection with the acquisition of Vocalocity, primarily related to professional fees, facility expense of $995, and state and municipal taxes of $356.

Marketing

(in thousands, except percentages)	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2014	2013	Dollar Change	Percent Change	2014	2013	Dollar Change	Percent Change
Marketing	$59,003	$58,330	$673	1%	$116,267	$109,999	$6,268	6%
Three Months Ended June 30, 2014 compared to Three Months Ended June 30, 2013

Marketing. The increase in marketing expense of $673, or 1%, primarily resulted from our investment to grow VBS partially offset by lower television advertising as we have adjusted our media investment to optimize efficiency.
Six Months Ended June 30, 2014 compared to Six Months Ended June 30, 2013

Marketing. The increase in marketing expense of $6,268, or 6%, primarily resulted from our investment to grow VBS partially offset by lower television advertising as we have adjusted our media investment to optimize efficiency.

Depreciation and Amortization

(in thousands, except percentages)	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2014	2013	Dollar Change	Percent Change	2014	2013	Dollar Change	Percent Change
Depreciation and amortization	$12,459	$8,205	$4,254	52%	$24,797	$16,180	$8,617	53%
Three Months Ended June 30, 2014 compared to Three Months Ended June 30, 2013

Depreciation and amortization. The increase in depreciation and amortization of $4,254, or 52%, was primarily due to the amortization of acquisition-related intangibles of $3,694, an increase in software amortization of $239, and an increase in depreciation of network equipment, computer hardware, and furniture of $321.
Six Months Ended June 30, 2014 compared to Six Months Ended June 30, 2013

Depreciation and amortization. The increase in depreciation and amortization of $8,617, or 53%, was primarily due to the amortization of acquisition-related intangibles of $7,456, an increase in software amortization of $464, and an increase in depreciation of network equipment, computer hardware, and furniture of $697.

Other Income (Expense)

(in thousands, except percentages)	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2014	2013	Dollar Change	Percent Change	2014	2013	Dollar Change	Percent Change
Interest income	$31	$74	$(43)	(58)%	$122	$111	$11	10%
Interest expense	(1,434)	(1,732)	298	17%	(3,511)	(3,189)	(322)	(10)%
Other income (expense), net	36	(17)	53	312%	23	(56)	79	141%
	$(1,367)	$(1,675)	$308		$(3,366)	$(3,134)	$(232)
Three Months Ended June 30, 2014 compared to Three Months Ended June 30, 2013
Interest expense. The increase in interest expense of $298, or 17%, was due mainly to the funds we borrowed from the 2013 Revolving Credit Facility in November 2013 in connection with the acquisition of Vocalocity.
Six Months Ended June 30, 2014 compared to Six Months Ended June 30, 2013
Interest expense. The increase in interest expense of $322, or 10%, was due mainly to the funds we borrowed from the 2013 Revolving Credit Facility in November 2013 in connection with the acquisition of Vocalocity.
Provision for Income Taxes

(in thousands, except percentages)	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2014	2013	Dollar Change	Percent Change	2014	2013	Dollar Change	Percent Change
Income tax expense	$(5,266)	$(4,894)	$(372)	(8)%	$(9,384)	$(12,862)	$3,478	27%
Effective tax rate	49.5%	39.7%			49.5%	38.6%
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
The effective tax rate is calculated by dividing income tax expense by income before income tax expense. The 2014 estimated annual effective tax rate is expected to approximate 49%, but may fluctuate each quarter due to our foreign operations and certain discrete period transactions. In 2014, our effective tax rate will be impacted by the effect of losses incurred in certain foreign jurisdictions for which we may not realize a tax benefit. The losses reduce our pre-tax income without a corresponding reduction in our tax expense, and therefore increase our effective tax rate.
Net Income

(in thousands, except percentages)	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2014	2013	Dollar Change	Percent Change	2014	2013	Dollar Change	Percent Change
Net income	$5,383	$7,447	$(2,064)	(28)%	$9,588	$20,494	$(10,906)	(53)%
Three Months Ended June 30, 2014 compared to Three Months Ended June 30, 2013

Net income. Based on the explanations described above, net income decreased by $2,064, or 28%.
Six Months Ended June 30, 2014 compared to Six Months Ended June 30, 2013

Net income. Based on the explanations described above, net income decreased by $10,906, or 53%.
Net Loss Attributable to Noncontrolling Interest

(in thousands, except percentages)	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2014	2013	Dollar Change	Percent Change	2014	2013
Net loss attributable to noncontrolling interest	$135	$—	$135	—%	$518	$—	$518	—%
Three Months Ended June 30, 2014 compared to Three Months Ended June 30, 2013

Net loss attributable to noncontrolling interest. The net loss attributable to noncontrolling interest of $135 represented 9% of the net loss of a consolidated subsidiary in Brazil.
Six Months Ended June 30, 2014 compared to Six Months Ended June 30, 2013

Net loss attributable to noncontrolling interest. The net loss attributable to noncontrolling interest of $518 represented 9% for the three months ended June 30, 2014 and 30% of the net loss of a consolidated subsidiary in Brazil for the three months ended March 31, 2014.
Net Income Attributable to Vonage

(in thousands, except percentages)	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2014	2013	Dollar Change	Percent Change	2014	2013	Dollar Change	Percent Change
Net income attributable to Vonage	$5,518	$7,447	$(1,929)	(26)%	$10,106	$20,494	$(10,388)	(51)%
Three Months Ended June 30, 2014 compared to Three Months Ended June 30, 2013

Net income attributable to Vonage. Based on the explanations described above, net income attributable to Vonage decreased by $1,929, or 26%.
Six Months Ended June 30, 2014 compared to Six Months Ended June 30, 2013

Net income attributable to Vonage. Based on the explanations described above, net income attributable to Vonage decreased by $10,388, or 51%.

Liquidity and Capital Resources
Overview
The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2014	2013
	(in thousands)
Net cash provided by operating activities	$33,469	$28,604
Net cash used in investing activities	(9,132)	(10,744)
Net cash used in financing activities	(52,962)	(14,921)

Operating Activities
Cash provided by operating activities increased to $33,469 for the six months ended June 30, 2014 compared to $28,604 for the six months ended June 30, 2013, primarily due to changes in working capital.
Changes in working capital requirements include changes in accounts receivable, inventory, prepaid and other assets, accounts payable, accrued and other liabilities, and deferred revenue and costs. Cash used for working capital requirements decreased by $8,837 during the six months ended June 30, 2014 compared to the prior year period, primarily due to timing of payments.
Investing Activities
Cash used in investing activities for the six months ended June 30, 2014 of $9,132 was attributable to capital expenditures of $3,099 and development of software assets of $7,031, offset by a decrease in restricted cash of $998 due to the return of part of the security deposit on our leased office property in Holmdel, New Jersey.
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

Financing Activities
Cash used in financing activities for the six months ended June 30, 2014 of $52,962 was primarily attributable to $31,666 in 2013 Credit Facility and 2013 Revolving Credit Facility principal payments, $1,386 in capital lease payments, $23,525 in common stock repurchases, offset by $3,615 in proceeds received from the exercise of stock options.
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

For the six months ended June 30, 2014, we generated income from operations. We expect to continue to balance efforts to grow our revenue while consistently achieving operating profitability. To grow our revenue, we continue to make investments in growth initiatives, marketing, application development, network quality and expansion, and customer care. Although we believe we will achieve consistent profitability in the future, we ultimately may not be successful and we may not achieve consistent profitability. We believe that cash flow from operations and cash on hand will fund our operations for at least the next twelve months.

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

As of June 30, 2014, we were in compliance with all covenants, including financial covenants, for the 2013 Credit Facility.
The 2013 Credit Facility contains customary events of default that may permit acceleration of the debt. During the continuance of a payment default, interest will accrue at a default interest rate of 2% above the interest rate which would otherwise be applicable, in the case of loans, and at a rate equal to the rate applicable to base rate loans plus 2%, in the case of all other amounts.
State and Local Sales Taxes
We also have contingent liabilities for state and local sales taxes. As of June 30, 2014, we had a reserve of $5,708. If our ultimate liability exceeds this amount, it could affect our liquidity unfavorably. However, we do not believe it will significantly impair our liquidity.
Capital Expenditures
For the six months ended June 30, 2014, capital expenditures were primarily for the implementation of software solutions and purchase of network equipment as we continue to expand our network. Our capital expenditures for the six months ended June 30, 2014 were $10,130, of which $7,031 was for software acquisition and development. The majority of these expenditures are comprised of investments in information technology and systems infrastructure, including an electronic data warehouse, online customer service, and customer management platforms. For 2014, we believe our capital and software expenditures will be no greater than $30,000.
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
On February 7, 2013, Vonage's Board of Directors discontinued the remainder of our existing $50,000 repurchase program effective at the close of business on February 12, 2013 with $16,682 remaining, and authorized a new program to repurchase up to $100,000 of the Company's outstanding shares by December 31, 2014. The specific timing and amount of repurchases would vary based on available capital resources and other financial and operational performance, market conditions, securities law limitations, and other factors. The repurchases will be made using our cash resources. The repurchase program may be suspended or discontinued at any time without prior notice. For the three months ended June 30, 2014, we repurchased $13,244, or 3,523 shares of Vonage common stock under the $100,000 repurchase program.
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

If the interest rate on our variable rate debt changed by 1%, our annual debt service payment would change by approximately $900.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 2(a) and (b) are not applicable.
(c) Common stock repurchases (in thousands, except per share value):

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Program
April 1, 2014 - April 30, 2014 (1)	1,177	$3.99	1,177	$34,604
May 1, 2014 - May 31, 2014 (2)	1,167	$3.72	1,167	$30,265
June 1, 2014 - June 31, 2014 (3)	1,179	$3.57	1,179	$26,060
	3,523		3,523
(1) including 125 shares, or $465, of common stock repurchases settled in May 2014; excluding commission of $1.
(2) including 157 shares, or $581, of common stock repurchases settled in June 2014; excluding commission of $2.
(3) including 147 shares, or $556, of common stock repurchases settled in July 2014; excluding commission of $1.
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
During the three months ended June 30, 2014, we repurchased 3,523 shares of Vonage Holdings Corp. common stock for $13,244 using cash resources pursuant to the $100,000 repurchase program. The repurchases occurred in the open market and pursuant to a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934. As of June 30, 2014, approximately $26,060 remained of our $100,000 repurchase program.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits

10.1	Second Amended and Restated Employment Agreement dated April 3, 2014 between Vonage Holdings Corp. and Marc P. Lefar(1)*

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101
The following financial statements from Vonage Holdings Corp.’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2014, filed with the Securities and Exchange Commission on July 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Stockholders’ Deficit; and (vi) the Notes to Consolidated Financial Statements.

(1) Filed herewith.
* Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VONAGE HOLDINGS CORP.

Dated:	July 31, 2014	By:	/s/ David T. Pearson
David T. Pearson Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

10.1	Second Amended and Restated Employment Agreement dated April 3, 2014 between Vonage Holdings Corp. and Marc P. Lefar(1)*

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101
The following financial statements from Vonage Holdings Corp.’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2014, filed with the Securities and Exchange Commission on July 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Stockholders’ Deficit; and (vi) the Notes to Consolidated Financial Statements.

(1) Filed herewith.
* Management contract or compensatory plan or arrangement.