Form 10-Q
period 2014-09-30
VONAGE HOLDINGS CORP
filed 2014-11-05
CIK 1272830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	October 31, 2014
Common Stock, par value $0.001	205,486,007	shares

VONAGE HOLDINGS CORP.

Financial Information Presentation
For the financial information discussed in this Quarterly Report on Form 10-Q, other than per share and per line amounts, dollar amounts are presented in thousands, except where noted.

Part I – Financial Information

Item 1.	Financial Statements
VONAGE HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 30, 2014	December 31, 2013
Assets	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$59,368	$84,663
Marketable securities	4,622	—
Accounts receivable, net of allowance of $769 and $683, respectively	22,048	19,649
Inventory, net of allowance of $104 and $229, respectively	7,651	10,584
Deferred customer acquisition costs, current	4,324	4,991
Deferred tax assets, current	18,361	18,361
Prepaid expenses and other current assets	16,350	16,892
Total current assets	132,724	155,140
Property and equipment, net	43,771	52,243
Goodwill	83,627	83,627
Software, net	21,749	20,557
Deferred customer acquisition costs, non-current	112	193
Debt related costs, net	2,403	1,313
Restricted cash	3,407	4,405
Intangible assets, net	64,057	76,850
Deferred tax assets, non-current	232,849	246,539
Other assets	7,938	1,882
Total assets	$592,637	$642,749
Liabilities and Stockholders’ Equity
Liabilities
Current liabilities:
Accounts payable	$43,164	$49,867
Accrued expenses	74,255	81,127
Deferred revenue, current portion	35,392	36,899
Current maturities of capital lease obligations	3,240	2,889
Current portion of notes payables	20,000	23,333
Total current liabilities	176,051	194,115
Indebtedness under revolving credit facility	—	75,000
Notes payable, net of current portion	75,000	23,333
Deferred revenue, net of current portion	837	436
Capital lease obligations, net of current maturities	7,732	10,201
Other liabilities, net of current portion in accrued expenses	1,676	1,628
Total liabilities	261,296	304,713
Commitments and Contingencies	—	—
Redeemable noncontrolling interest	—	(38)
Stockholders’ Equity
Common stock, par value $0.001 per share; 596,950 shares authorized at September 30, 2014 and December 31, 2013; 251,612 and 246,741 shares issued at September 30, 2014 and December 31, 2013, respectively; 206,797 and 212,339 shares outstanding at September 30, 2014 and December 31, 2013, respectively	253	247
Additional paid-in capital	1,157,473	1,136,289
Accumulated deficit	(683,279)	(697,941)
Treasury stock, at cost, 44,815 shares at September 30, 2014 and 34,402 shares at December 31, 2013	(140,140)	(101,040)
Accumulated other comprehensive (loss) income	(2,226)	519
Noncontrolling interest	(740)	—
Total stockholders’ equity	331,341	338,074
Total liabilities, redeemable noncontrolling interest, and stockholders’ equity	$592,637	$642,749

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenues	$214,737	$203,984	$654,352	$617,847

Operating Expenses:
Direct cost of telephony services (excluding depreciation and amortization of $4,704, $3,522, $14,956, and $10,484, respectively)	49,830	52,882	154,832	161,590
Direct cost of goods sold	9,205	9,535	28,394	27,630
Selling, general and administrative	73,414	64,752	225,436	189,143
Marketing	58,305	59,133	174,572	169,132
Depreciation and amortization	12,346	8,459	37,143	24,639
	203,100	194,761	620,377	572,134
Income from operations	11,637	9,223	33,975	45,713
Other Income (Expense):
Interest income	37	97	159	208
Interest expense	(1,680)	(1,509)	(5,191)	(4,698)
Other income (expense), net	(2)	(15)	21	(71)
	(1,645)	(1,427)	(5,011)	(4,561)
Income before income tax expense	9,992	7,796	28,964	41,152
Income tax expense	(5,627)	(3,811)	(15,011)	(16,673)
Net income	$4,365	$3,985	$13,953	$24,479
Plus: Net loss attributable to noncontrolling interest	191	222	709	222
Net income attributable to Vonage	$4,556	$4,207	$14,662	$24,701
Net income attributable to Vonage per common share:
Basic	$0.02	$0.02	$0.07	$0.12
Diluted	$0.02	$0.02	$0.07	$0.11
Weighted-average common shares outstanding:
Basic	208,580	209,589	210,714	212,124
Diluted	217,176	217,059	220,923	222,321

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$4,365	$3,985	$13,953	$24,479
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,643)	885	(2,732)	(802)
Unrealized loss on available-for-sale securities	(6)	—	(6)	—
Total other comprehensive income (loss)	(1,649)	885	(2,738)	(802)
Comprehensive income	2,716	4,870	11,215	23,677
Comprehensive loss attributable to noncontrolling interest:
Add: Net loss	(191)	(222)	(709)	(222)
Foreign currency translation adjustment	38	—	7	—
Total comprehensive loss attributable to noncontrolling interest	(153)	(222)	(702)	(222)
Comprehensive income attributable to Vonage	$2,869	$5,092	$11,917	$23,899

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income	$13,953	$24,479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization and impairment charges	24,350	22,859
Amortization of intangibles	12,793	1,780
Deferred tax expense	13,454	15,751
Allowance for doubtful accounts	(183)	(135)
Allowance for obsolete inventory	306	520
Amortization of debt related costs	820	1,190
Share-based expense	16,899	13,085
Changes in operating assets and liabilities:
Accounts receivable	(2,237)	(1,401)
Inventory	2,559	(6,575)
Prepaid expenses and other current assets	256	(3,877)
Deferred customer acquisition costs	742	(437)
Other assets	(6,056)	1,856
Accounts payable	(6,658)	(34,516)
Accrued expenses	(8,793)	18,467
Deferred revenue	(1,020)	(939)
Other liabilities	48	47
Net cash provided by operating activities	61,233	52,154
Cash flows from investing activities:
Capital expenditures	(7,236)	(7,008)
Purchase of marketable securities	(4,628)	—
Acquisition and development of software assets	(9,969)	(8,750)
Decrease in restricted cash	996	1,254
Net cash used in investing activities	(20,837)	(14,504)
Cash flows from financing activities:
Principal payments on capital lease obligations	(2,118)	(1,810)
Principal payments on notes and revolving credit facility	(36,666)	(17,500)
Proceeds received from issuance of notes payable	10,000	27,500
Debt related costs	(1,910)	(2,056)
Common stock repurchases	(36,747)	(44,370)
Acquisition of redeemable noncontrolling interest	—	455
Proceeds from exercise of stock options, net of stock cancellation payment	4,262	3,568
Net cash used in financing activities	(63,179)	(34,213)
Effect of exchange rate changes on cash	(2,512)	(632)
Net change in cash and cash equivalents	(25,295)	2,805
Cash and cash equivalents, beginning of period	84,663	97,110
Cash and cash equivalents, end of period	$59,368	$99,915
Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$3,987	$3,156
Income taxes	$1,871	$1,902
Non-cash financing transactions during the periods for:
Common stock repurchases	$635	$1,099

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND
REDEEMABLE NONCONTROLLING INTEREST
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-controlling interest	Total	Redeemable non-controlling interest	Net Income
Balance at December 31, 2013	$247	$1,136,289	$(697,941)	$(101,040)	$519	$—	$338,074	$(38)
Stock option exercises	6	4,256					4,262
Share-based expense		16,899					16,899
Share-based award activity				(2,220)			(2,220)
Common stock repurchases				(36,646)			(36,646)
Other		29		(234)			(205)
Foreign currency translation adjustment					(2,739)	7	(2,732)
Unrealized loss on available-for-sale securities					(6)		(6)
Transfer of noncontrolling interest						(706)	(706)	706
Net income (loss)			14,662			(41)	14,621	(668)	$13,953
Balance at September 30, 2014	$253	$1,157,473	$(683,279)	$(140,140)	$(2,226)	$(740)	$331,341	$—

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 1.    Basis of Presentation and Significant Accounting Policies
Nature of Operations
Vonage Holdings Corp. (“Vonage”, “Company”, “we”, “our”, “us”) is incorporated as a Delaware corporation. We are a leading provider of communications services connecting consumers and businesses through cloud-connected devices worldwide. Customers in the United States represented 93% of our subscriber lines for our broadband telephone replacement services at September 30, 2014, with the balance primarily in Canada and the United Kingdom.
Unaudited Interim Financial Information
The accompanying unaudited interim consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations, cash flows, and statement of stockholders’ equity for the periods presented. The results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year.
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
Management determines the appropriate classification of our investments in debt and marketable equity securities at the time of purchase and reevaluates such designation at each balance sheet date. Our debt and marketable equity securities have been classified and accounted for as available for sale. We may or may not hold securities with stated maturities until maturity. In response to changes in the availability of and the yield on alternative investments as well as liquidity requirements, we may sell these securities prior to their stated maturities. These securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income (loss). Any realized gains or losses on the sale of marketable securities are determined on a specific identification method, and such gains and losses are reflected as a component of other income or expense.
Certain Risks and Concentrations
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, marketable securities, and accounts receivable. They are subject to fluctuations in both market value and yield based upon changes in market conditions, including interest rates, liquidity, general economic conditions, and conditions specific to the issuers. Accounts receivable are typically unsecured and are derived from revenues earned from customers primarily located in the United States. A portion of our accounts receivable represents the timing difference between when a customer’s credit card is billed and the subsequent settlement of that transaction with our credit card processors. This timing difference is generally three days for substantially all of our credit card receivables. We have never experienced any accounts receivable write-offs due to this timing difference. In addition, we collect subscription fees in advance, minimizing our accounts receivable and bad debt exposure. If a customer’s credit card, debit card or ECP is declined, we generally suspend international calling capabilities as well as their ability to incur domestic usage charges in excess of their plan minutes. If the customer’s credit card, debit card or ECP could not be successfully processed during three billing cycles (i.e., the current and two subsequent monthly billing cycles), we terminate the account. In addition, we automatically charge any per minute fees to our customers’ credit card, debit card or ECP monthly in arrears. To further mitigate our bad debt exposure, a customer’s credit card, debit card or ECP will be charged in advance of their monthly billing if their international calling or overage charges exceed a certain dollar threshold.
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
Purchased-intangible assets are accounted for based upon the fair value of assets received. Purchased-intangible assets are amortized on a straight-line or accelerated basis over the periods of benefit, ranging from two to ten years. We perform a review of purchased-intangible assets whenever events or changes in circumstances indicate that the useful life is shorter than we had originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, we assess the recoverability of purchased-intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life of the asset is shorter than originally estimated, we accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. There was no impairment of purchased-intangible assets identified for the three and nine months ended September 30, 2014.
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

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Noncontrolling Interest and Redeemable Noncontrolling Interest
We consolidate a majority-owned entity where we have the ability to exercise controlling influence. The ownership interest of the noncontrolling party is presented as noncontrolling interest in the Consolidated Balance Sheets as Stockholders' Equity. If we are required to repurchase the noncontrolling interest at fair value, subject to adjustment, under a put option or other contractual redemption requirement, we will report the noncontrolling interest as redeemable in the Consolidated Balance Sheets between liabilities and equity. We adjust the redeemable noncontrolling interest to the redemption values on each balance sheet date with changes recognized as an adjustment to retained earnings, or in the absence of retained earnings, as an adjustment to additional paid-in capital when it becomes probable the noncontrolling interest will become redeemable.
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
Income Taxes
We recognize deferred tax assets and liabilities at enacted income tax rates for the temporary differences between the financial reporting bases and the tax bases of our assets and liabilities. Any effects of changes in income tax rates or tax laws are included in the provision for income taxes in the period of enactment. Our net deferred tax assets primarily consist of net operating loss carry forwards (“NOLs”). We are required to record a valuation allowance against our net deferred tax assets if we conclude that it is more likely than not that taxable income generated in the future will be insufficient to utilize the future income tax benefit from our net deferred tax assets (namely, the NOLs) prior to expiration. We periodically review this conclusion, which requires significant management judgment. If we are able to conclude in a future period that a future income tax benefit from our net deferred tax assets has a greater than 50 percent likelihood of being realized, we are required in that period to reduce the related valuation allowance with a corresponding decrease in income tax expense. This would result in a non-cash benefit to our net income in the period of the determination. In the fourth quarter of 2011, we released $325,601 of valuation allowance. In subsequent periods, we would expect to recognize income tax expense equal to our pre-tax income multiplied by our effective income tax rate, an expense that was not recognized prior to the reduction of the valuation allowance. Our effective rate may differ from the federal statutory rate due, in part, to our foreign operations and certain discrete period items. The 2014 estimated annual effective tax rate is expected to approximate 51%, but may fluctuate due to the timing of other discrete period transactions.
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

•
Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

•	Level 2: Observable prices that are based on inputs not quoted on active markets but corroborated by market data.

•
Level 3: Unobservable inputs when there is little or no market data available, thereby requiring an entity to develop its own assumptions. The fair value hierarchy gives the lowest priority to Level 3 inputs.

The following table presents the assets that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Level 1 Assets
Money market fund (1)	$5,333	$—
Level 2 Assets
Available-for-sale securities (2)	$4,622	$—

(1) Included in cash and cash equivalents on our consolidated balance sheet.
(2) Included in marketable securities on our consolidated balance sheet.
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
The following table sets forth the computation for basic and diluted net income per share for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerator
Numerator for basic earnings per share-net income attributable to Vonage	$4,556	$4,207	$14,662	$24,701
Numerator for diluted earnings per share-net income attributable to Vonage	$4,556	$4,207	$14,662	$24,701
Denominator
Basic weighted average common shares outstanding	208,580	209,589	210,714	212,124
Dilutive effect of stock options and restricted stock units	8,596	7,470	10,209	10,197
Diluted weighted average common shares outstanding	217,176	217,059	220,923	222,321
Basic net income per share
Basic net income per share	$0.02	$0.02	$0.07	$0.12
Diluted net income per share
Diluted net income per share	$0.02	$0.02	$0.07	$0.11

For the three and nine months ended September 30, 2014 and 2013, the following were excluded from the calculation of diluted earnings per common share because of their anti-dilutive effects:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Restricted stock units	5,318	2,063	5,014	2,029
Stock options	22,932	26,964	21,623	24,270
	28,250	29,027	26,637	26,299

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

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 2.    Supplemental Balance Sheet Account Information
Prepaid expenses and other current assets

	September 30, 2014	December 31, 2013
Nontrade receivables	$1,930	$7,402
Services	9,710	7,084
Telecommunications	492	479
Insurance	1,177	757
Marketing	1,567	312
Other prepaids	1,474	858
Prepaid expenses and other current assets	$16,350	$16,892

Property and equipment, net

	September 30, 2014	December 31, 2013
Building (under capital lease)	$25,709	$25,709
Network equipment and computer hardware	76,083	78,312
Leasehold improvements	47,044	44,141
Furniture	1,771	812
Vehicles	92	109
	150,699	149,083
Less: accumulated depreciation and amortization	(106,928)	(96,840)
Property and equipment, net	$43,771	$52,243

Software, net

	September 30, 2014	December 31, 2013
Purchased	$53,779	$45,178
Licensed	909	909
Internally developed	36,088	36,088
	90,776	82,175
Less: accumulated amortization	(69,027)	(61,618)
Software, net	$21,749	$20,557

Debt related costs, net

	September 30, 2014	December 31, 2013
Senior secured term loan and revolver	$6,617	$4,706
Less: accumulated amortization	(4,214)	(3,393)
Debt related costs, net	$2,403	$1,313

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Restricted cash

	September 30, 2014	December 31, 2013
Letter of credit-lease deposits	$3,310	$4,306
Cash reserves	97	99
Restricted cash	$3,407	$4,405

Intangible assets, net

	September 30, 2014	December 31, 2013
Customer relationships	$39,100	$39,100
Developed technology	35,200	35,200
Patents and patent licenses	12,764	18,264
Trademark	560	560
Trade names	500	500
Non-compete agreements	200	200
	88,324	93,824
Less: accumulated amortization	(24,267)	(16,974)
Intangible assets, net	$64,057	$76,850

Other assets

	September 30, 2014	December 31, 2013
Long term non-trade receivable	6,623	—
Others	1,315	1,882
Other assets	$7,938	$1,882

Accrued expenses

	September 30, 2014	December 31, 2013
Compensation and related taxes and temporary labor	$19,508	$20,276
Marketing	20,648	23,277
Taxes and fees	15,770	18,207
Litigation and settlements	89	89
Telecommunications	7,961	7,942
Other accruals	4,108	6,063
Customer credits	1,849	1,719
Professional fees	3,842	2,490
Accrued interest	11	12
Inventory	172	769
Credit card fees	297	283
Accrued expenses	$74,255	$81,127

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 3.    Supplemental Income Statement Account Information
Amounts included in revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
USF fees	$16,785	$17,148	$53,817	$52,378
Disconnect fees	$776	$1,002	$2,455	$3,308
Initial activation fees	$252	$291	$839	$964
Customer equipment fees	$75	$101	$660	$271
Equipment recovery fees	$19	$24	$58	$79
Shipping and handling fees	$765	$248	$1,689	$938

Amount included in direct cost of telephony services

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
USF costs	$16,785	$17,148	$53,874	$52,378

Amount included in direct cost of goods sold

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Shipping and handling cost	$1,482	$1,164	$4,619	$4,008

Amount included in selling, general and administrative expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Advertising costs	$(18)	$299	$307	$487
Acquisition related costs	$—	$680	$20	$680
Acquisition integration cost	$2	$—	$100	$—

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Amount included in marketing

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Advertising costs	$36,826	$38,997	$108,522	$106,963

Depreciation and amortization expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Network equipment and computer hardware	$3,363	$3,382	$10,574	$10,029
Software	3,056	2,826	8,604	7,975
Capital leases	550	549	1,650	1,647
Other leasehold improvements	1,083	1,064	3,237	3,100
Furniture	36	32	105	88
Vehicles	8	1	15	9
Patents	368	576	1,449	1,728
Trademarks	18	18	54	54
Customer relationship	2,136	—	6,404	—
Developed technology	1,574	—	4,722	—
Trade names	50	—	150	—
Non-compete agreements	4	—	12	—
	12,246	8,448	36,976	24,630
Property and equipment impairments	99	11	101	9
Software impairments	1	—	66	—
Depreciation and amortization expense	$12,346	$8,459	$37,143	$24,639

Amount included in interest expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Debt related costs amortization	$276	$407	$820	$1,190

Amount included in other income (expense), net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income (loss) resulting from foreign exchange transactions	$(1)	$(15)	$21	$(77)

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 4.    Long-Term Debt and Revolving Credit Facility
A schedule of long-term debt at September 30, 2014 and December 31, 2013 is as follows:

	September 30, 2014	December 31, 2013
2.875-3.375% Credit Facility - due 2018	$75,000	$—
3.125-3.625% Credit Facility - due 2016	$—	$23,333
3.125-3.625% Revolving Credit Facility - due 2016	—	75,000

At September 30, 2014, future payments under long-term debt obligations over each of the next five years and thereafter were as follows:

Credit Facility
2014	$5,000
2015	20,000
2016	20,000
2017	20,000
2018	30,000
Minimum future payments of principal	95,000
Less: current portion	20,000
Long-term portion	$75,000

2014 Financing
On August 13, 2014, we entered into a credit agreement (the “2014 Credit Facility”) consisting of a $100,000 senior secured term loan and a $125,000 revolving credit facility. The co-borrowers under the 2014 Credit Facility are us and Vonage America Inc., our wholly owned subsidiary. Obligations under the 2014 Credit Facility are guaranteed, fully and unconditionally, by our other material United States subsidiaries and are secured by substantially all of the assets of each borrower and each guarantor. The lenders under the 2014 Credit Facility are JPMorgan Chase Bank, N.A., Citizens Bank, N.A., Silicon Valley Bank, SunTrust Bank, Fifth Third Bank, Keybank National Association, and MUFG Union Bank, N.A. JPMorgan Chase Bank, N.A. is a party to the agreement as administrative agent, Citizens Bank, N.A. as syndication agent, and Silicon Valley Bank and SunTrust Bank as documentation agents. J.P. Morgan Securities LLC and Citizens Bank, N.A. acted as joint lead bookrunners, and J.P. Morgan Securities LLC, Citizens Bank, N.A., Silicon Valley Bank, and SunTrust Robinson Humphrey Inc. acted as joint lead arrangers.
Use of Proceeds
We used $90,000 of the net available proceeds of the 2014 Credit Facility to retire all of the debt under our 2013 Credit Facility. Remaining proceeds from the senior secured term loan and the undrawn revolving credit facility under the 2014 Credit Facility will be used for general corporate purposes. We also incurred $1,910 of fees in connection with the 2014 Credit Facility, which is amortized, along with the unamortized fees of $668 in connection with the 2013 Credit Facility, to interest expense over the life of the debt using the effective interest method.

2014 Credit Facility Terms
The following description summarizes the material terms of the 2014 Credit Facility:
The loans under the 2014 Credit Facility mature in August 2018. Principal amounts under the 2014 Credit Facility are repayable in quarterly installments of $5,000 per quarter for the senior secured term loan. The unused portion of our revolving credit facility incurs a 0.40% commitment fee.
Outstanding amounts under the 2014 Credit Facility, at our option, will bear interest at:

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

•
LIBOR (applicable to one-, two-, three-, six-, or twelve-month periods) plus an applicable margin equal to 2.875% if our consolidated leverage ratio is less than 0.75 to 1.00, 3.125% if our consolidated leverage ratio is greater than or equal to 0.75 to 1.00 and less than 1.50 to 1.00, and 3.375% if our consolidated leverage ratio is greater than or equal to 1.50 to 1.00, payable on the last day of each relevant interest period or, if the interest period is longer than three months, each day that is three months after the first day of the interest period, or

•
the base rate determined by reference to the highest of (a) the federal funds effective rate from time to time plus 0.50%, (b) the prime rate of JPMorgan Chase Bank, N.A., and (c) the adjusted LIBO rate applicable to one month interest periods plus 1.00%, plus an applicable margin equal to 1.875% if our consolidated leverage ratio is less than 0.75 to 1.00, 2.125% if our consolidated leverage ratio is greater than or equal to 0.75 to 1.00 and less than 1.50 to 1.00, and 2.375% if our consolidated leverage ratio is greater than or equal to 1.50 to 1.00, payable on the last business day of each March, June, September, and December and the maturity date of the 2014 Credit Facility.

The 2014 Credit Facility provides greater flexibility to us in funding acquisitions and restricted payments, such as stock buybacks, than the 2013 Credit Facility.
We may prepay the 2014 Credit Facility at our option at any time without premium or penalty. The 2014 Credit Facility is subject to mandatory prepayments in amounts equal to:

•
100% of the net cash proceeds from any non-ordinary course sale or other disposition of our property and assets for consideration in excess of a certain amount subject to customary reinvestment provisions and certain other exceptions, and

•	100% of the net cash proceeds received in connection with other non-ordinary course transactions, including insurance proceeds not otherwise applied to the relevant insurance loss.
Subject to certain restrictions and exceptions, the 2014 Credit Facility permits us to obtain one or more incremental term loans and/or revolving credit facilities in an aggregate principal amount of up to $60,000 plus an amount equal to repayments of the senior secured term loan upon providing documentation reasonably satisfactory to the administrative agent. The 2014 Credit Facility includes customary representations and warranties and affirmative covenants of the borrowers. In addition, the 2014 Credit Facility contains customary negative covenants, including, among other things, restrictions on the ability of us and our subsidiaries to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, consummate acquisitions, make investments, and pay dividends and other distributions. We must also comply with the following financial covenants:

•	a consolidated leverage ratio of no greater than 2.25 to 1.00;

•	a consolidated fixed coverage charge ratio of no less than 1.75 to 1.00 subject to adjustment to exclude up to $80,000 in specified restricted payments;

•	minimum cash of $25,000 including the unused portion of the revolving credit facility; and

•
maximum capital expenditures not to exceed $55,000 during any fiscal year, provided that the unused amount of any permitted capital expenditures in any fiscal year may be carried forward to the next following fiscal year.

In addition, annual excess cash flow up to $8,000 increases permitted capital expenditures.
As of September 30, 2014, we were in compliance with all covenants, including financial covenants, for the 2014 Credit Facility.
The 2014 Credit Facility contains customary events of default that may permit acceleration of the debt. During the continuance of a payment default, interest will accrue at a default interest rate of 2% above the interest rate which would otherwise be applicable, in the case of loans, and at a rate equal to the rate applicable to base rate loans plus 2%, in the case of all other amounts.
2013 Financing
On February 11, 2013 we entered into Amendment No. 1 to the 2011 Credit Agreement (as further amended by Amendment No. 2 to our 2011 Credit Facility, the "2013 Credit Facility"). The 2013 Credit Facility consisted of a $70,000 senior secured term loan and a $75,000 revolving credit facility. The co-borrowers under the 2013 Credit Facility were our wholly owned subsidiary, Vonage America Inc., and us. Obligations under the 2013 Credit Facility were guaranteed, fully and unconditionally, by our other United States subsidiaries and were secured by substantially all of the assets of each borrower and each of the guarantors. On July 26, 2013 we entered into Amendment No. 2 to our 2011 Credit Agreement, which amended our financial covenant related to our

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

consolidated fixed charge coverage ratio by increasing the amount of restricted payments excluded from such calculation from $50,000 to $80,000.
Use of Proceeds
The net proceeds received of $27,500 from the senior secured term loan and the undrawn revolving credit facility under the 2013 Credit Facility were used for general corporate purposes. We also incurred $2,009 of fees in connection with the 2013 Credit Facility, which is amortized, along with the unamortized fees of $670 in connection with the 2011 Credit Facility, to interest expense over the life of the debt using the effective interest method. We used $75,000 from the 2013 revolving credit facility in connection with the acquisition of Vocalocity on November 15, 2013.
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
We repurchased the following shares of common stock with cash resources under the $100,000 repurchase program during the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014 (1)	2013 (2)	2014 (1)	2013 (2)
Shares of common stock repurchased	3,841	4,690	9,811	13,485
Value of common stock repurchased	$13,260	$14,680	$36,547	$39,138
(1) including 192 shares, or $633, of common stock repurchases settled in October 2014; excluding commission of $2.
(2) including 345 shares, or $1,092, of common stock repurchases settled in October 2013; excluding commission of $7.
As of September 30, 2014, approximately $12,800 remained of our $100,000 repurchase program. The repurchase program expires on December 31, 2014 but may be suspended or discontinued at any time without notice.
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
A request for reexamination of the ‘722 Patent was filed on September 12, 2012 by Cisco, challenging the validity of the ‘722 Patent. Cisco’s request was granted by the USPTO on November 28, 2012. On March 24, 2014, the Patent Office issued an Action Closing Prosecution, confirming its rejection of all claims of the ‘722 patent on multiple independent grounds. Bear Creek filed comments to the Action Closing Prosecution on April 24, 2014. Cisco filed responsive comments on May 22, 2014. On September 15, 2014, Bear Creek filed a Notice of Appeal to the Patent Office’s rejection of its patent.
OpinionLab, Inc. On July 18, 2012, OpinionLab, Inc. (“OpinionLab”) filed a lawsuit against IPerceptions, Inc. and IPerceptions US, Inc. (collectively, “IPerceptions”) in the United States District Court for the Northern District of Illinois (Eastern Division) alleging claims of patent infringement, breach of contract, misappropriation of trade secrets, and tortious interference with business expectancy. On August 16, 2012, OpinionLab filed an amended complaint, adding Vonage Marketing LLC and Vonage Holdings Corp. as defendants, and alleging that Vonage’s products and services are covered by United States Patent Nos. 6,421,724, 6,606,581, 6,928,392, 7,085,820, 7,370,285, 8,024,668, and 8,041,805. OpinionLab alleged direct, indirect and willful infringement by Vonage. IPerceptions, the supplier to Vonage of the accused product in this lawsuit, has agreed to fully defend and indemnify Vonage in this lawsuit. On September 9, 2014, the case was dismissed pursuant to a joint motion by the parties, with no material impact on the Company or its consolidated financial statements.
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
Straight Path IP Group Inc. On November 4, 2013, Straight Path IP Group Inc. (“Straight Path”), a subsidiary of Straight Path Communications Inc., filed a lawsuit against Vonage Holdings Corp., Vonage America, Inc., and Vonage Marketing LLC in the U.S. District Court for the Eastern District of Virginia (Norfolk Division) alleging that Vonage’s products and services are covered by United States Patent Nos. 6,009,469, 6,131,121, 6,513,066, and 6,701,365. On January 17, 2014, the case was transferred to New Jersey. On August 1, 2014, Vonage and Netflix, Inc. jointly filed petitions for inter partes review of the ‘469, ‘121, ‘066 and ‘365 patents, seeking cancellation of certain claims in each patent. On October 3, 2014, the New Jersey litigation was dismissed pursuant to a joint motion of the parties, with no material impact on the Company or its consolidated financial statements. The parties’ joint motions to terminate the inter partes review proceedings were granted on October 30, 2014.
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
AIP Acquisition LLC. On January 3, 2014, AIP Acquisition LLC (“AIP”), filed a lawsuit against Vonage Holdings Corp., Vonage America, Inc., and Vonage Marketing LLC in the U.S. District Court for the District of Delaware (Norfolk Division) alleging that Vonage’s products and services are covered by United States Patent No. 7,269,247. Vonage filed an answer and counterclaims on February 25, 2014. AIP filed an amended complaint on March 18, 2014, which Vonage answered on April 4, 2014. On April 8, 2014, the Court ordered a stay of the case pending final resolution of non-party Level 3’s inter partes review request of United States Patent No. 7,724,879, which is a continuation of the ‘247 patent. On October 8, 2014, the Patent Office issued a Final Written Decision, finding all challenged claims of the ‘879 patent to be invalid.
Spansion. On April 28, 2014, Spansion LLC (“Spansion”), filed a lawsuit against Vonage Holdings Corp., Vonage America, Inc., Vonage Marketing LLC, and 20 other defendants in the U.S. District Court for the Northern District of California alleging that Macronix’s flash memory chips and products containing those chips, including Vonage analog telephone adapter products, each are covered by one or more Spansion patents. On April 29, 2014, Spansion filed a complaint at the International Trade Commission containing substantially similar allegations, requesting that the ITC institute an investigation pursuant to Section 337

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

of the Tariff Act of 1930 against the respondents, including Vonage. Spansion’s complaints allege that Vonage’s telephone adapters are covered by United States Patent No. 6,246,611. Macronix has agreed to fully defend and indemnify Vonage in the district court and ITC proceedings. On June 25, 2014, the Northern District granted the parties’ joint motion to stay the district court proceedings pending the resolution of the ITC case. On June 30, 2014, Vonage responded to the ITC complaint. On August 15, 2014, the ITC adopted a procedural schedule, setting a hearing in this case for March 16 through March 20, 2015, an Initial Determination due date of June 2, 2015, and a target date for completion of the investigation on October 2, 2015.
Commercial Litigation
Merkin & Smith, et als.  On September 27, 2013, Arthur Merkin and James Smith filed a putative class action lawsuit against Vonage America, Inc. in the Superior Court of the State of California, County of Los Angeles, alleging that Vonage violated California’s Unfair Competition Law by charging its customers fictitious 911 taxes and fees. On October 30, 2013, Vonage filed a notice removing the case to the United States District Court for the Central District of California. On October 30, 2013 the case was assigned to a United States District Judge and a Magistrate Judge. On November 26, 2013, Vonage filed its Answer to the Complaint.  On December 4, 2013, Vonage filed a Motion to Compel Arbitration. On February 4, 2014, the Court denied Vonage’s Motion to Compel Arbitration. On March 5, 2014, Vonage filed an appeal with the United States Court of Appeals for the Ninth Circuit of the decision denying Vonage’s Motion to Compel Arbitration.  On March 6, 2014, Vonage moved to stay the district court proceedings pending its appeal; the Court granted Vonage’s stay motion on March 26, 2014.  Vonage filed its appellate brief on September 24, 2014. Plaintiff’s Reply is due November 21, 2014.
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

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Circuit vacated the anti-blocking and the unreasonable discrimination provisions of the rules. The D.C. Circuit decision did not foreclose the FCC from adopting anti-blocking or non-discrimination rules. On February 19, 2014, FCC Chairman Tom Wheeler announced that the FCC would not appeal the D.C. Circuit decision, electing to pursue restoration of the vacated provisions using the authority that the FCC has over broadband services, as recognized by the D.C. Circuit. The FCC adopted a new Notice of Proposed Rulemaking (“NPRM”) on net neutrality rules at its May 15, 2014 meeting. Opening comments on the NPRM were due July 18, 2014 and reply comments were due September 15, 2014. Vonage has timely submitted opening and reply comments.
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
Federal - Rural Call Completion Issues
On February 7, 2013, the FCC released a Notice of Proposed Rulemaking on rural call completion issues. The Notice of Proposed Rulemaking (NPRM) proposed new detailed reporting requirements to gauge rural call completion performance. Rural carriers have argued that VoIP provider call completion performance to rural areas is generally poor. On October 28, 2013, the FCC adopted an order on rural call completion that imposes new reporting obligations and restricts certain call signaling practices. The call signaling rules went into effect on January 31, 2014.  We filed for extensions that the FCC granted on January 30, 2014 and February 28, 2014 and as of April 17, 2014, we are compliant with the new FCC call signaling rules.  The effective date for the reporting requirements has not yet been established. We could be subject to an FCC enforcement action in the future in the event the FCC took the position that our rural call completion performance is inadequate or we were not compliant with the FCC’s order.
Federal - Numbering Rights
On April 18, 2013, the FCC issued a Notice of Proposed Rulemaking (NPRM) that proposed to modify FCC rules to allow VoIP providers to directly access telephone numbers. In addition, the FCC granted a waiver from its existing rules to allow Vonage to conduct a trial of direct access to telephone numbers. The trial would allow the FCC to obtain real-world data on direct access to telephone numbers by VoIP providers to inform consideration of the NPRM. Direct access to telephone numbers would facilitate IP to IP interconnection, which may allow VoIP providers to provide higher quality, lower cost services, promote the deployment of innovative new voice services, and experience reductions in the cost of telephony services. Vonage successfully completed the trial in certain markets and filed the required reports on the trial with the FCC. On January 31, 2014, the FCC Wireline Competition Bureau issued a positive report on the trial, concluding that Vonage's successful trial confirmed the technical feasibility of interconnected VoIP providers obtaining telephone numbers directly from the numbering administrators. Given the positive report, the FCC may adopt its proposed rule to allow VoIP providers to directly access telephone numbers.
Pakistan Termination Rate Increase
On October 1, 2012, Pakistani carriers formed the International Clearing House (ICH). This cartel subsequently took action to increase the cost to terminate international calls to Pakistan by approximately 500 percent. As a result of the implementation of higher termination costs, Vonage was forced to remove Pakistan from unlimited calling in its Vonage World plan. Vonage filed a

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

petition at the FCC, shortly after the ICH rates became effective, seeking an order prohibiting U.S. carriers from paying the new higher ICH rates. On March 5, 2013, the FCC issued an order that prohibits U.S. carriers from paying more than the prevailing termination rate prior to the implementation of the ICH rates. In addition to the Vonage challenge in the U.S., a Pakistani carrier challenged the ICH action under Pakistani competition law. After the trial court found that the ICH violated Pakistani competition law, the Supreme Court of Pakistan overturned the trial court decision and remanded the case to the Competition Commission of Pakistan (CCP). On April 30, 2013, the CCP issued an order that holds that the ICH violates Pakistani competition law. On May 9, 2013, the Sindh High Court temporarily suspended the CCP order while the court considers constitutional challenges to the order made by several Pakistani carriers. On June 17, 2014, the Pakistan Ministry of Information Technology withdrew its policy directing formation of the ICH as of August 1, 2014. Pakistani carriers challenged the Ministry’s order at the Sindh High Court and obtained a temporary injunction against the Ministry’s order. Both court challenges are still pending. Despite favorable action by both U.S. and Pakistani authorities, it is currently unclear whether, or with what timing, international termination rates in Pakistan will return to a more competitive level.
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
Stand-by Letters of Credit
We had stand-by letters of credit totaling $3,310 and $4,306, as of September 30, 2014 and December 31, 2013, respectively.
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
Vendor Commitments
We have committed to purchase local inbound services from a vendor. We have committed to pay this vendor approximately $1,000 in 2014, $3,900 in 2015, and $2,900 in 2016.
We have committed to purchase customer services from a vendor. We have committed to pay this vendor approximately $200 in 2014, $500 in 2015, $300 in 2016, and $200 in 2017.

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

We have committed to purchase marketing services from a vendor. We have committed to pay this vendor approximately $3,500 in 2014, $13,900 in 2015 through 2018, and $5,800 in 2019. We may terminate the contract commencing August 2015 subject to a minimum payment of $10,500.
We have committed to purchase equipment from a vendor. We have committed to pay this vendor approximately $900 in 2014 and $3,600 in 2015,
State and Municipal Taxes
In accordance with generally accepted accounting principles, we make a provision for a liability for taxes when it is both probable that a liability has been incurred and the amount of the liability or range of liability can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. For a period of time, we did not collect or remit state or municipal taxes (such as sales, excise, utility, use, and ad valorem taxes), fees or surcharges (“Taxes”) on the charges to our customers for our services, except that we historically complied with the New Jersey sales tax. We have received inquiries or demands from a number of state and municipal taxing and 911 agencies seeking payment of Taxes that are applied to or collected from customers of providers of traditional public switched telephone network services. Although we have consistently maintained that these Taxes do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations, we are now collecting and remitting sales taxes in certain of those states including a number of states that have changed their statutes to expressly include VoIP. In addition, many states address how VoIP providers should contribute to support public safety agencies, and in those states we remit fees to the appropriate state agencies. We could also be contacted by state or municipal taxing and 911 agencies regarding Taxes that do explicitly apply to VoIP and these agencies could seek retroactive payment of Taxes. As such, we have a reserve of $3,524 as of September 30, 2014 as our best estimate of the potential tax exposure for any retroactive assessment. We believe the maximum estimated exposure for retroactive assessments is approximately $5,000 as of September 30, 2014.
Note 7.    Noncontrolling Interest and Redeemable Noncontrolling Interest
In the third quarter of 2013, we formed a consolidated foreign subsidiary in Brazil in connection with our previously announced joint venture in Brazil, creating a redeemable noncontrolling interest. The redeemable noncontrolling interest originally consisted of the 30.0% interest in this subsidiary held by our joint venture partner.
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
In February 2014, pursuant to the shareholder agreement, we notified our joint venture partner that we are exercising our dilution rights as our joint venture partner did not meet a second successive capital call on December 17, 2013. As such, the loan that was provided in December was converted to equity once we made the second missed capital call of $503. The dilution process was completed at the end of March 2014, increasing our ownership interest to 91% .
We had provided our joint venture partner with an opportunity to repurchase their diluted equity in connection with the first capital call in 2014, which was completed in September 2014. Our joint venture partner did not exercise their repurchase right which resulted in the redemption obligations being eliminated. As such, we have reclassified as of September 30, 2014 the redeemable noncontrolling interest previously included in the mezzanine section of our Consolidated Balance Sheets to noncontrolling interest in the Stockholders' Equity section of our Consolidated Balance Sheets. Our current ownership interest is 96%.

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 8. Subsequent Events
On November 4, 2014, we entered into a definitive agreement to acquire Telesphere Networks Ltd. ("Telesphere"), a leading provider of cloud PBX and related Communications as a Service solutions. Subject to customary closing conditions, we will acquire Telesphere for $114,000, including shares of Vonage common stock priced leading up to closing (which shares have an aggregate value of approximately $22,800) and cash consideration of $91,200, subject to adjustments including for closing cash and working capital of Telesphere, reductions for indebtedness and transaction expenses of Telesphere that remain unpaid as of closing, and deposits into the escrow funds, pursuant to the definitive agreement. We expect to finance the transaction through a combination of cash from our balance sheet and from our revolving credit facility.

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
Recent Developments
On November 4, 2014, we entered into a definitive agreement to acquire Telesphere Networks Ltd. ("Telesphere"), a leading provider of cloud PBX and related Communications as a Service solutions. Subject to customary closing conditions, we will acquire Telesphere for $114,000, including shares of Vonage common stock priced leading up to closing (which shares have an aggregate value of approximately $22,800) and cash consideration of $91,200, subject to adjustments including for closing cash and working capital of Telesphere, reductions for indebtedness and transaction expenses of Telesphere that remain unpaid as of closing, and deposits into the escrow funds, pursuant to the definitive agreement. We expect to finance the transaction through a combination of cash from our balance sheet and from our revolving credit facility.
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

Since its inception, Vonage has used IP technology to disrupt large existing markets by offering high-value, low cost communications services. From its start-up roots, the Company has evolved into a leader in the VoIP services market, with 2.5 million customer lines serving residential and small and medium business customers. Customers using our core Vonage landline replacement service are located in the United States (93% of lines), Canada and the UK. Our mobile applications serve customers around the world.
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
Strategically, we shifted our primary focus in our domestic markets to serving the rapidly growing but under-served ethnic segments in the United States with international calling needs. We improved the customer value proposition by being the first to deliver flat-rate, unlimited calling to over 60 countries with the launch of our Vonage World service, and we differentiated our service by providing enhanced features, including our mobile Extensions service, at no extra cost. These strategic shifts have resulted in new customers with a higher average lifetime value and a better churn profile than those in the past. Most recently, we have extended these benefits to include mobile-inbound calling for our mobile Extensions service, along with an additional Extensions line provided at no additional cost. These developments continue our focus on providing a full product set to our most valuable customers.
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
Through debt refinancings in December 2010, July 2011, February 2013, and August 2014, we have fundamentally improved our balance sheet, reducing interest rates from as high as 20% in 2009 to less than 4%.
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
Having achieved operational and financial stability, we are focused on driving revenue through three major growth priorities. The first of these is continued penetration of our core North American markets, where we will continue to provide value in international long distance and target under-served ethnic segments, where we have entered the low-end domestic market with our flanker brand, BasicTalk, a low-priced home phone service offering unlimited calling throughout the United States, and where we have expanded our offering to small and medium business (SMB) and small office, home office (SOHO) customers through Vonage Business Solutions ("VBS"). Our second growth priority is international expansion outside of North America through strategic partnerships. Finally, our third growth priority is mobile services, which we view as a strategic enabler of the Company's entire product offering.
We had approximately 2.5 million subscriber lines for broadband telephone replacement services as of September 30, 2014. We bill customers in the United States, Canada, the United Kingdom, and Brazil. Customers in the United States represented 93% of our subscriber lines at September 30, 2014.

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
Regulation. Our business has developed in a relatively lightly regulated environment. The United States and other countries, however, are examining how VoIP services should be regulated. A November 2010 order by the FCC that permits states to impose state universal service fund obligations on VoIP service, discussed in Note 10 to our financial statements, is an example of efforts by regulators to determine how VoIP service fits into the telecommunications regulatory landscape. In addition to regulatory matters that directly address VoIP, a number of other regulatory initiatives could impact our business. One such regulatory initiative is net neutrality. In December 2010, the FCC adopted a revised set of net neutrality rules for broadband Internet service providers. These rules made it more difficult for broadband Internet service providers to block or discriminate against Vonage service. On January 14, 2014, the D.C. Circuit Court of Appeals vacated the anti-blocking and the unreasonable discrimination provisions of the rules. The D.C. Circuit decision did not foreclose the FCC from adopting anti-blocking or non-discrimination rules. On February 19, 2014, FCC Chairman Tom Wheeler announced that the FCC would not appeal the D.C. Circuit decision, electing to pursue restoration of the vacated provisions using the authority that the FCC has over broadband services, as recognized by the D.C. Circuit. The FCC adopted a new Notice of Proposed Rulemaking (“NPRM”) on net neutrality rules at its May 15, 2014 meeting. Opening comments on the NPRM were due July 18, 2014 and reply comments were due September 15, 2014. Vonage has timely submitted opening and response comments. In addition, on February 9, 2011, the FCC released a Notice of Proposed Rulemaking on reforming universal service and the intercarrier compensation (“ICC”) system that governs payments between telecommunications carriers primarily for terminating traffic. The FCC's adoption of an ICC proposal will impact Vonage's costs for telecommunications services. On October 27, 2011, the FCC adopted an order reforming universal service and ICC. The FCC order provides that VoIP originated calls will be subject to interstate access charges for long distance calls and reciprocal compensation for local calls that terminate to the public switched telephone network (“PSTN”). The termination charges for all traffic, including VoIP originated traffic, will transition over several years to a bill and keep arrangement (i.e., no termination charges). On May 23, 2014, the 10th Circuit upheld the FCC’s order. We believe that the order will positively impact our costs over time.
The table below includes key operating data that our management uses to measure the growth and operating performance of our business:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Gross subscriber line additions	159,708	174,670	523,467	478,085
Change in net subscriber lines	(19,001)	10,738	(13,193)	879
Subscriber lines (at period end)	2,529,733	2,360,695	2,529,733	2,360,695
Average monthly customer churn	2.7%	2.6%	2.7%	2.5%
Average monthly operating revenues per line	$28.19	$28.87	$28.67	$29.09
Average monthly direct cost of telephony services per line	$6.54	$7.48	$6.78	$7.61
Marketing costs per gross subscriber line addition	$365	$339	$333	$354
Employees (excluding temporary help) (at period end)	1,258	933	1,258	933
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
Subscriber lines. Our subscriber lines include, as of a particular date, all paid subscriber lines from which a customer can make an outbound telephone call on that date. Our subscriber lines include fax lines, including fax lines bundled with subscriber lines in our small office home office calling plans and soft phones, but do not include our virtual phone numbers or toll free numbers, which only allow inbound telephone calls to customers. Beginning October 1, 2014, the Company no longer charges for second line mobile Extensions provided to customers. Future period subscriber line metrics will reflect the reduction in paid subscriber lines resulting from this benefit to customers. Subscriber lines increased from 2,360,695 as of September 30, 2013 to 2,529,733 as of September 30, 2014, primarily due to lines attributable to VBS. For the nine months ended September 30, 2014, subscriber lines decreased by 13,193, reflecting planned actions to enhance the profitability of the assisted sales channel by eliminating lower performing locations and restructuring the pricing offers.
Average monthly customer churn. Average monthly customer churn for a particular period is calculated by dividing the number of customers that terminated during that period by the simple average number of customers during the period, and dividing the result by the number of months in the period. The simple average number of customers during the period is the number of customers on the first day of the period, plus the number of customers on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first 30 days after activation. Our average monthly customer churn was 2.7% for the three months ended September 30, 2014, compared to 2.6% for the three months ended June 30 2014 and September 30, 2013. Our average monthly customer churn increased to 2.7% for the nine months ended September 30, 2014 from 2.5% for the nine months ended September 30, 2013. The increases were due primarily to the higher early life churn rate of customers acquired through retail channels without a minimum service requirement, including assisted selling and community sales channels, which have increased as a percentage of our total customer base. We monitor churn on a daily basis and use it as an indicator of the level of customer satisfaction. Other companies may calculate churn differently, and their churn data may not be directly comparable to ours. Customers who have been with us for a year or more tend to have a lower churn rate than customers who have not. In addition, our customers who are international callers generally churn at a lower rate than customers who are domestic callers. Our churn will fluctuate over time due to economic conditions, competitive pressures, marketplace perception of our services, and our ability to provide high quality customer care and network quality and add future innovative products and services.
Average monthly revenues per line. Average monthly revenues per line for a particular period is calculated by dividing our revenues for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. The simple average number of subscriber lines for the period is the number of subscriber lines on the first day of the period, plus the number of subscriber lines on the last day of the period, divided by two. Our average monthly revenues per line decreased to $28.19 for the three months ended September 30, 2014 compared to $28.87 for the three months ended September 30, 2013 due primarily to rate plan mix. The continued expansion of lower priced plan offerings including BasicTalk to meet customer needs may cause downward pressure on average monthly revenues per line, offset by any selected pricing actions.
Average monthly direct cost of telephony services per line. Average monthly direct cost of telephony services per line for a particular period is calculated by dividing our direct cost of telephony services for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. We use the average monthly direct cost of telephony services per line to evaluate how effective we are at managing our costs of providing service. Our average monthly direct cost of telephony services per line decreased to $6.54 for the three months ended September 30, 2014 compared to $7.48 for the three months ended September 30, 2013, due primarily to the decrease in termination costs driven by more favorable rates negotiated with our service providers.
Marketing cost per gross subscriber line addition. Marketing cost per gross subscriber line addition is calculated by dividing our marketing expense for a particular period by the number of gross subscriber line additions during the period. Marketing expense does not include the cost of certain customer acquisition activities, such as rebates and promotions, which are accounted for as an offset to revenues, or customer equipment subsidies, which are accounted for as direct cost of goods sold. As a result, it does not represent the full cost to us of obtaining a new customer. Our marketing cost per gross subscriber line addition was higher at $365 for the three months ended September 30, 2014 compared to $339 for the three months ended September 30, 2013 due to changes to our retail offers aimed at enhancing customer profitability and reducing customer churn, which resulted in a softening of gross subscriber line additions in our consumer business, partially offset by our investment in VBS.
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
Direct cost of telephony services. Direct cost of telephony services primarily consists of fees that we pay to third parties on an ongoing basis in order to provide our services. These fees include:

•
Access charges that we pay to other telephone companies to terminate domestic and international calls on the public switched telephone network. These costs represented approximately 50% and 53% of our total direct cost of telephony services for the three months ended September 30, 2014 and 2013, respectively, with a portion of these payments ultimately being made to incumbent telephone companies. When a Vonage subscriber calls another Vonage subscriber, we do not pay an access charge.

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

Results of Operations
The following table sets forth, as a percentage of consolidated operating revenues, our consolidated statement of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenues	100%	100%	100%	100%

Operating Expenses:
Direct cost of telephony services (excluding depreciation and amortization)	23	26	24	26
Direct cost of goods sold	4	4	4	4
Selling, general and administrative	34	32	34	31
Marketing	27	29	27	27
Depreciation and amortization	6	4	6	4
	94	95	95	92
Income from operations	6	5	5	8
Other Income (Expense):
Interest income	—	—	—	—
Interest expense	(1)	(1)	(1)	(1)
Other income (expense), net	—	—	—	—
	(1)	(1)	(1)	(1)
Income before income tax expense	5	4	4	7
Income tax expense	(3)	(2)	(2)	(3)
Net income	2%	2%	2%	4%
Plus: Net loss attributable to noncontrolling interest	—%	—%	—%	—%
Net income attributable to Vonage	2%	2%	2%	4%

Summary of Results for the Three and Nine Months Ended September 30, 2014 and September 30, 2013
Revenues, Direct Cost of Telephony Services and Direct Cost of Goods Sold

(in thousands, except percentages)	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2014	2013	Dollar Change	Percent Change	2014	2013	Dollar Change	Percent Change
Revenues	$214,737	$203,984	$10,753	5%	$654,352	$617,847	$36,505	6%
Direct cost of telephony services(1)	49,830	52,882	(3,052)	(6)%	154,832	161,590	(6,758)	(4)%
Direct cost of goods sold	9,205	9,535	(330)	(3)%	28,394	27,630	764	3%
	155,702	141,567	14,135	10%	471,126	428,627	42,499	10%

(1)	Excludes depreciation and amortization of $4,704, $3,522, $14,956, and $10,484, respectively.
Three Months Ended September 30, 2014 compared to Three Months Ended September 30, 2013
Revenues. The increase in revenues of $10,753, or 5%, was driven by an increase of $12,731 in monthly subscription fees primarily due to revenue of $20,074 from VBS, partially offset by rate plan mix and lower customer acquisitions on premium plans of $7,343. There was an increase in equipment and shipping revenue of $487 and an increase in overage in plan minutes of $661, which included $741 from VBS. These increases were offset by a decrease in international minutes of use revenue of $1,437, an increase in bad debt of $100, a decrease in additional features revenue of $127, and a decrease in fees that we charged for disconnecting our service of $226. There was also a decrease in our regulatory fee revenue of $187, which included an increase of $2,821 from VBS offset by lower regulatory fee revenue from our consumer business, and a decrease of $363 in USF fees, which included an increase of $758 from VBS. In addition, there was an increase in credits issued to subscribers of $508 and a decrease of other revenue of $180.
Direct cost of telephony services. The decrease in direct cost of telephony services of $3,052, or 6%, was primarily driven by a decrease in international usage of $3,387 and a decrease of USF and related fees imposed by government agencies of $360. These decreases were offset by an increase in domestic termination costs of $501, which are costs that we pay other phone companies for terminating phone calls and an increase in other costs of $194.
Direct cost of goods sold. The decrease in direct cost of goods sold of $330, or 3%, was primarily due to a decrease in waived activation fees for new customers of $733 offset by an increase in customer equipment costs of $385 driven by VBS.
Nine Months Ended September 30, 2014 compared to Nine Months Ended September 30, 2013
Revenues. The increase in revenues of $36,505, or 6%, was driven by an increase of $38,352 in monthly subscription fees primarily due to revenue of $54,659 from VBS, partially offset by rate plan mix and lower customer acquisitions on premium plans of $16,307. There was an increase in USF fees of $1,440, which included an increase of $2,062 from VBS offset by lower USF fees from our consumer business. There was a decrease in credits issued to subscribers of $1,058, an increase in equipment and shipping revenue of $1,121, and an increase in overage in plan minutes of $2,020, which included $1,898 from VBS. These increases were offset by a decrease in international minutes of use revenue of $4,057, an increase in bad debt of $1,518, a decrease in additional features revenue of $492, and a decrease in fees that we charged for disconnecting our service of $854. There was also a decrease in regulatory recovery fees of $289, which included an increase of $7,602 from VBS offset by lower regulatory fee revenue from our consumer business.
Direct cost of telephony services. The decrease in direct cost of telephony services of $6,758, or 4%, was primarily driven by a decrease in international usage of $7,675, a decrease in our network costs of $1,818, which includes costs for co-locating in other carriers’ facilities, leasing phone numbers, routing calls on the Internet, E-911 costs, and transferring calls to and from the Internet to the public switched telephone network. These decreases were offset by an increase in domestic termination costs of $1,029, which are costs that we pay other phone companies for terminating phone calls and an increase of USF and related fees imposed by government agencies of $1,504.
Direct cost of goods sold. The increase in direct cost of goods sold of $764, or 3%, was primarily due to an increase in customer equipment costs of $3,961 driven by VBS. The increase was offset by a decrease in waived activation fees for new customers of $2,878, a decrease in shipping costs of $124, and a decrease in equipment amortization of $195.

Selling, General and Administrative

(in thousands, except percentages)	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2014	2013	Dollar Change	Percent Change	2014	2013	Dollar Change	Percent Change
Selling, general and administrative	$73,414	$64,752	$8,662	13%	$225,436	$189,143	$36,293	19%
Three Months Ended September 30, 2014 compared to Three Months Ended September 30, 2013

Selling, general and administrative. General and administrative expense increased by $8,484 due to an increase in compensation and employee related expense of $4,190, an increase in customer care costs of $871 mainly from inclusion of VBS, and higher share based cost of $1,101. There was also an increase in professional fees of $1,143, credit card and ECP fees of $344, facility expense of $1,212 driven by insurance settlement in 2013, and other expense of $284. These increases were partially offset by a decrease in acquisition related costs of $678 in connection with the acquisition of VBS, primarily related to professional fees. Selling expense increased by $178, including $907 due to an increase in the number of retail stores with assisted selling and an increase of commissions paid to retailers of $754, offset by a decrease of $108 related to calling card launch and a decrease of $1,375 in community sales teams.
Nine Months Ended September 30, 2014 compared to Nine Months Ended September 30, 2013

Selling, general and administrative. General and administrative expense increased by $29,906 due to an increase in compensation and employee related expense of $15,017, an increase in customer care costs of $3,459 mainly from inclusion of VBS, and higher share based cost of $3,814. There was also an increase in credit card and ECP fees of $854, professional fees of $2,280, telecommunications expense of $312, facility expense of $2,207 driven by insurance settlement in 2013, and state and municipal taxes of $261. These increases were offset by a decrease in acquisition related costs of $560 in connection with the acquisition of VBS, primarily related to professional fees and a change in settlement expense of $2,219 as last year included resolution of an insurance claim for prior period legal fees and settlement expenses of $2,300. Selling expense increased by $6,387, including $5,531 due to an increase in the number of retail stores with assisted selling and commissions paid to retailers of $2,010, offset by a decrease of $1,113 in community sales teams.

Marketing

(in thousands, except percentages)	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2014	2013	Dollar Change	Percent Change	2014	2013	Dollar Change	Percent Change
Marketing	$58,305	$59,133	$(828)	(1)%	$174,572	$169,132	$5,440	3%
Three Months Ended September 30, 2014 compared to Three Months Ended September 30, 2013

Marketing. The decrease in marketing expense of $828, or 1%, was primarily due to lower television advertising as we adjust our media investment to optimize efficiency and changes to our retail offers aimed at enhancing customer profitability and reducing customer churn. These actions resulted in a softening of gross subscriber line additions in our consumer business partially offset by our investment in the VBS business.
Nine Months Ended September 30, 2014 compared to Nine Months Ended September 30, 2013

Marketing. The increase in marketing expense of $5,440, or 3%, primarily resulted from our investment in the VBS business, partially offset by lower television advertising as we adjust our media investment to optimize efficiency.

Depreciation and Amortization

(in thousands, except percentages)	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2014	2013	Dollar Change	Percent Change	2014	2013	Dollar Change	Percent Change
Depreciation and amortization	$12,346	$8,459	$3,887	46%	$37,143	$24,639	$12,504	51%
Three Months Ended September 30, 2014 compared to Three Months Ended September 30, 2013

Depreciation and amortization. The increase in depreciation and amortization of $3,887, or 46%, was primarily due to the amortization of $3,556 which included $3,763 of acquisition-related intangibles for VBS, an increase in software amortization of $231, and an increase in depreciation of network equipment, computer hardware, and furniture of $100.
Nine Months Ended September 30, 2014 compared to Nine Months Ended September 30, 2013

Depreciation and amortization. The increase in depreciation and amortization of $12,504, or 51%, was primarily due to the amortization of $11,013 which included $11,288 acquisition-related intangibles for VBS, an increase in software amortization of $694, and an increase in depreciation of network equipment, computer hardware, and furniture of $797.

Other Income (Expense)

(in thousands, except percentages)	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2014	2013	Dollar Change	Percent Change	2014	2013	Dollar Change	Percent Change
Interest income	$37	$97	$(60)	(62)%	$159	$208	$(49)	(24)%
Interest expense	(1,680)	(1,509)	(171)	(11)%	(5,191)	(4,698)	(493)	(10)%
Other income (expense), net	(2)	(15)	13	87%	21	(71)	92	130%
	$(1,645)	$(1,427)	$(218)		$(5,011)	$(4,561)	$(450)
Three Months Ended September 30, 2014 compared to Three Months Ended September 30, 2013
Interest expense. The increase in interest expense of $171, or 11%, was due mainly to the funds we borrowed from the 2013 Revolving Credit Facility in November 2013 in connection with the acquisition of Vocalocity and our refinancing in August 2014.
Nine Months Ended September 30, 2014 compared to Nine Months Ended September 30, 2013
Interest expense. The increase in interest expense of $493, or 10%, was due mainly to the funds we borrowed from the 2013 Revolving Credit Facility in November 2013 in connection with the acquisition of Vocalocity and our refinancing in August 2014.
Provision for Income Taxes

(in thousands, except percentages)	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2014	2013	Dollar Change	Percent Change	2014	2013	Dollar Change	Percent Change
Income tax expense	$(5,627)	$(3,811)	$(1,816)	(48)%	$(15,011)	$(16,673)	$1,662	10%
Effective tax rate	56.3%	48.9%			51.8%	40.5%
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

The effective tax rate is calculated by dividing income tax expense by income before income tax expense. The 2014 estimated annual effective tax rate is expected to approximate 51%, but may fluctuate each quarter due to our foreign operations and certain discrete period transactions. In 2014, our effective tax rate will be impacted by the effect of losses incurred in certain foreign jurisdictions for which we may not realize a tax benefit. The losses reduce our pre-tax income without a corresponding reduction in our tax expense, and therefore increase our effective tax rate.
Net Income

(in thousands, except percentages)	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2014	2013	Dollar Change	Percent Change	2014	2013	Dollar Change	Percent Change
Net income	$4,365	$3,985	$380	10%	$13,953	$24,479	$(10,526)	(43)%
Three Months Ended September 30, 2014 compared to Three Months Ended September 30, 2013

Net income. Based on the explanations described above, net income increased by $380, or 10%.
Nine Months Ended September 30, 2014 compared to Nine Months Ended September 30, 2013

Net income. Based on the explanations described above, net income decreased by $10,526, or 43%.
Net Loss Attributable to Noncontrolling Interest

(in thousands, except percentages)	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2014	2013	Dollar Change	Percent Change	2014	2013	Dollar Change	Percent Change
Net loss attributable to noncontrolling interest	$191	$222	$(31)	(14)%	$709	$222	$487	219%
Three Months Ended September 30, 2014 compared to Three Months Ended September 30, 2013

Net loss attributable to noncontrolling interest. The net loss attributable to noncontrolling interest of $191 represented 4.4% for September 2014 and 7.4% for July 2014 and August 2014 of the net loss of a consolidated subsidiary in Brazil.
Nine Months Ended September 30, 2014 compared to Nine Months Ended September 30, 2013

Net loss attributable to noncontrolling interest. The net loss attributable to noncontrolling interest of $709 represented 4.4% for September 2014, 7.4% for July 2014 and August 2014, 9% for the three months ended June 30, 2014, and 30% for the three months ended March 31, 2014 of the net loss of a consolidated subsidiary in Brazil.
Net Income Attributable to Vonage

(in thousands, except percentages)	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2014	2013	Dollar Change	Percent Change	2014	2013	Dollar Change	Percent Change
Net income attributable to Vonage	$4,556	$4,207	$349	8%	$14,662	$24,701	$(10,039)	(41)%
Three Months Ended September 30, 2014 compared to Three Months Ended September 30, 2013

Net income attributable to Vonage. Based on the explanations described above, net income attributable to Vonage increased by $349, or 8%.
Nine Months Ended September 30, 2014 compared to Nine Months Ended September 30, 2013

Net income attributable to Vonage. Based on the explanations described above, net income attributable to Vonage decreased by $10,039, or 41%.

Liquidity and Capital Resources
Overview
The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2014	2013
	(in thousands)
Net cash provided by operating activities	$61,233	$52,154
Net cash used in investing activities	(20,837)	(14,504)
Net cash used in financing activities	(63,179)	(34,213)

Operating Activities
Cash provided by operating activities increased to $61,233 for the nine months ended September 30, 2014 compared to $52,154 for the nine months ended September 30, 2013, primarily due to changes in working capital.
Changes in working capital requirements include changes in accounts receivable, inventory, prepaid and other assets, accounts payable, accrued and other liabilities, and deferred revenue and costs. Cash used for working capital requirements decreased by $6,216 during the nine months ended September 30, 2014 compared to the prior year period, primarily due to reduction of inventory.
Investing Activities
Cash used in investing activities for the nine months ended September 30, 2014 of $20,837 was attributable to the purchase of marketable securities of $4,628, capital expenditures of $7,236 and development of software assets of $9,969, offset by a decrease in restricted cash of $996 due to the return of part of the security deposit on our leased office property in Holmdel, New Jersey.
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

Financing Activities
Cash used in financing activities for the nine months ended September 30, 2014 of $63,179 was primarily attributable to $31,666 in 2013 Credit Facility and 2013 Revolving Credit Facility principal payments, $5,000 in 2014 Credit Facility principal payment, $2,118 in capital lease payments, $36,747 in common stock repurchases, and $1,910 in 2014 credit facility debt related costs, partially offset by $10,000 in net proceeds received from our 2014 Credit Facility and $4,262 in proceeds received from the exercise of stock options.
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

For the nine months ended September 30, 2014, we generated income from operations. We expect to continue to balance efforts to grow our revenue while consistently achieving operating profitability. To grow our revenue, we continue to make investments in growth initiatives, marketing, application development, network quality and expansion, and customer care. Although we believe we will achieve consistent profitability in the future, we ultimately may not be successful and we may not achieve consistent profitability. We believe that cash flow from operations and cash on hand will fund our operations for at least the next twelve months.

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

2014 Financing
On August 13, 2014, we entered into a credit agreement (the “2014 Credit Facility”) consisting of a $100,000 senior secured term loan and a $125,000 revolving credit facility. The co-borrowers under the 2014 Credit Facility are us and Vonage America Inc., our wholly owned subsidiary. Obligations under the 2014 Credit Facility are guaranteed, fully and unconditionally, by our other United States material subsidiaries and are secured by substantially all of the assets of each borrower and each guarantor. The lenders under the 2014 Credit Facility are JPMorgan Chase Bank, N.A., Citizens Bank, N.A., Silicon Valley Bank, SunTrust Bank, Fifth Third Bank, Keybank National Association, and MUFG Union Bank, N.A. JPMorgan Chase Bank, N.A. is a party to the agreement as administrative agent, Citizens Bank, N.A. as syndication agent, and Silicon Valley Bank and SunTrust Bank as documentation agents. J.P. Morgan Securities LLC and Citizens Bank, N.A. acted as joint lead bookrunners, and J.P. Morgan Securities LLC, Citizens Bank, N.A., Silicon Valley Bank, and SunTrust Robinson Humphrey Inc. acted as joint lead arrangers.
Use of Proceeds
We used $90,000 of the net available proceeds of the 2014 Credit Facility to retire all of the debt under our 2013 Credit Facility. Remaining proceeds from the senior secured term loan and the undrawn revolving credit facility under the 2014 Credit Facility will be used for general corporate purposes. We also incurred $1,910 of fees in connection with the 2014 Credit Facility, which is amortized, along with the unamortized fees of $668 in connection with the 2013 Credit Facility, to interest expense over the life of the debt using the effective interest method.

2014 Credit Facility Terms
The following description summarizes the material terms of the 2014 Credit Facility:
The loans under the 2014 Credit Facility mature in August 2018. Principal amounts under the 2014 Credit Facility are repayable in quarterly installments of $5,000 per quarter for the senior secured term loan. The unused portion of our revolving credit facility incurs a 0.40% commitment fee.
Outstanding amounts under the 2014 Credit Facility, at our option, will bear interest at:

•
LIBOR (applicable to one-, two-, three-, six-, or twelve-month periods) plus an applicable margin equal to 2.875% if our consolidated leverage ratio is less than 0.75 to 1.00, 3.125% if our consolidated leverage ratio is greater than or equal to 0.75 to 1.00 and less than 1.50 to 1.00, and 3.375% if our consolidated leverage ratio is greater than or equal to 1.50 to 1.00, payable on the last day of each relevant interest period or, if the interest period is longer than three months, each day that is three months after the first day of the interest period, or

•
the base rate determined by reference to the highest of (a) the federal funds effective rate from time to time plus 0.50%, (b) the prime rate of JPMorgan Chase Bank, N.A., and (c) the adjusted LIBO rate applicable to one month interest periods plus 1.00%, plus an applicable margin equal to 1.875% if our consolidated leverage ratio is less than 0.75 to 1.00, 2.125% if our consolidated leverage ratio is greater than or equal to 0.75 to 1.00 and less than 1.50 to 1.00, and 2.375% if our consolidated leverage ratio is greater than or equal to 1.50 to 1.00, payable on the last business day of each March, June, September, and December and the maturity date of the 2014 Credit Facility .

The 2014 Credit Facility provides greater flexibility to us in funding acquisitions and restricted payments, such as stock buybacks, than the 2013 Credit Facility.
We may prepay the 2014 Credit Facility at our option at any time without premium or penalty. The 2014 Credit Facility is subject to mandatory prepayments in amounts equal to:

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
Subject to certain restrictions and exceptions, the 2014 Credit Facility permits us to obtain one or more incremental term loans and/or revolving credit facilities in an aggregate principal amount of up to $60,000 plus an amount equal to repayments of the senior secured term loan upon providing documentation reasonably satisfactory to the administrative agent. The 2014 Credit Facility includes customary representations and warranties and affirmative covenants of the borrowers. In addition, the 2014 Credit Facility contains customary negative covenants, including, among other things, restrictions on the ability of us and our subsidiaries to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, consummate acquisitions, make investments, and pay dividends and other distributions. We must also comply with the following financial covenants:

•	a consolidated leverage ratio of no greater than 2.25 to 1.00;

•	a consolidated fixed coverage charge ratio of no less than 1.75 to 1.00 subject to adjustment to exclude up to $80,000 in specified restricted payments;

•	minimum cash of $25,000 including the unused portion of the revolving credit facility; and

•
maximum capital expenditures not to exceed $55,000 during any fiscal year, provided that the unused amount of any permitted capital expenditures in any fiscal year may be carried forward to the next following fiscal year.

In addition, annual excess cash flow up to $8,000 increases permitted capital expenditures.
As of September 30, 2014, we were in compliance with all covenants, including financial covenants, for the 2014 Credit Facility.
The 2014 Credit Facility contains customary events of default that may permit acceleration of the debt. During the continuance of a payment default, interest will accrue at a default interest rate of 2% above the interest rate which would otherwise be applicable, in the case of loans, and at a rate equal to the rate applicable to base rate loans plus 2%, in the case of all other amounts.

2013 Financing
On February 11, 2013 we entered into Amendment No. 1 to our July 2011 Credit Agreement (as further amended by Amendment No. 2 to our 2011 Credit Facility, the "2013 Credit Facility"). The 2013 Credit Facility consisted of a $70,000 senior secured term loan and a $75,000 revolving credit facility. The co-borrowers under the 2013 Credit Facility were our wholly owned subsidiary, Vonage America Inc., and us. Obligations under the 2013 Credit Facility were guaranteed, fully and unconditionally, by our other United States subsidiaries and were secured by substantially all of the assets of each borrower and each of the guarantors. On July 26, 2013 we entered into Amendment No. 2 to our 2011 Credit Agreement, which amended our financial covenant related to our consolidated fixed charge coverage ratio by increasing the amount of restricted payments excluded from such calculation from $50,000 to $80,000.
Use of Proceeds
We used $42,500 of the net available proceeds of the 2013 Credit Facility to retire all of the debt under our 2011 Credit Facility. Remaining net proceeds of $27,500 from the senior secured term loan and the undrawn revolving credit facility under the 2013 Credit Facility were to be used for general corporate purposes. We used $75,000 from the 2013 revolving credit facility in connection with the acquisition of Vocalocity on November 15, 2013. We also incurred $2,009 of fees in connection with the 2013 Credit Facility, which was amortized, along with the unamortized fees of $670 in connection with the 2011 Credit Facility, to interest expense over the life of the debt using the effective interest method.
State and Local Sales Taxes
We also have contingent liabilities for state and local sales taxes. As of September 30, 2014, we had a reserve of $3,524. If our ultimate liability exceeds this amount, it could affect our liquidity unfavorably. However, we do not believe it will significantly impair our liquidity.
Capital Expenditures
For the nine months ended September 30, 2014, capital expenditures were primarily for the implementation of software solutions and purchase of network equipment as we continue to expand our network. Our capital expenditures for the nine months ended September 30, 2014 were $17,205, of which $9,969 was for software acquisition and development. The majority of these expenditures are comprised of investments in information technology and systems infrastructure, including an electronic data warehouse, online customer service, and customer management platforms. For 2014, we believe our capital and software expenditures will be no greater than $30,000.
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
On February 7, 2013, Vonage's Board of Directors discontinued the remainder of our existing $50,000 repurchase program effective at the close of business on February 12, 2013 with $16,682 remaining, and authorized a new program to repurchase up to $100,000 of the Company's outstanding shares by December 31, 2014. The specific timing and amount of repurchases would vary based on available capital resources and other financial and operational performance, market conditions, securities law limitations, and other factors. The repurchases will be made using our cash resources. The repurchase program may be suspended or discontinued at any time without prior notice. For the three months ended September 30, 2014, we repurchased $13,260, or 3,841 shares of Vonage common stock under the $100,000 repurchase program. As of September 30, 2014, approximately $12,800 remained of our $100,000 repurchase program. The repurchase program expires on December 31, 2014 but may be suspended or discontinued at any time without notice.
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
Foreign Exchange Risk
We sell our products and services in the United States, Canada, the United Kingdom, and Brazil. Changes in currency exchange rates affect the valuation in our financial statements of the assets and liabilities of these operations. We also have a portion of our sales denominated in Euros, the Canadian dollar, the British Pound, and the Brazilian Real, which are also affected by changes in currency exchange rates. Our financial results could be affected by changes in foreign currency exchange rates, although foreign exchange risks have not been material to our financial position or results of operations to date.
Interest Rate and Debt Risk
Our exposure to market risk for changes in interest rates primarily relates to our long-term debt.
On August 13, 2014, we entered into a 2014 Credit Facility agreement. We are exposed to interest rate risk since amounts payable under the 2014 Credit Facility, at our option, bear interest at:

•
LIBOR (applicable to one-, two-, three-, six-, or twelve-month periods) plus an applicable margin equal to 2.875% if our consolidated leverage ratio is less than 0.75 to 1.00, 3.125% if our consolidated leverage ratio is greater than or equal to 0.75 to 1.00 and less than 1.50 to 1.00, and 3.375% if our consolidated leverage ratio is greater than or equal to 1.50 to 1.00, payable on the last day of each relevant interest period or, if the interest period is longer than three months, each day that is three months after the first day of the interest period, or

•
the base rate determined by reference to the highest of (a) the federal funds effective rate from time to time plus 0.50%, (b) the prime rate of JPMorgan Chase Bank, N.A., and (c) the adjusted LIBO rate applicable to one month interest periods plus 1.00%, plus an applicable margin equal to 1.875% if our consolidated leverage ratio is less than 0.75 to 1.00, 2.125% if our consolidated leverage ratio is greater than or equal to 0.75 to 1.00 and less than 1.50 to 1.00, and 2.375% if our consolidated leverage ratio is greater than or equal to 1.50 to 1.00, payable on the last business day of each March, June, September, and December and the maturity date of the 2014 Credit Facility.

If the interest rate on our variable rate debt changed by 1%, our annual debt service payment would change by approximately $950.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 2(a) and (b) are not applicable.
(c) Common stock repurchases (in thousands, except per share value):

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Program
July 1, 2014 - July 31, 2014	1,211	$3.60	1,211	$21,697
August 1, 2014 - August 31, 2014 (1)	1,326	$3.34	1,326	$17,266
September 1, 2014 - September 30, 2014 (2)	1,304	$3.43	1,304	$12,800
	3,841		3,841
(1) including 192 shares, or $646, of common stock repurchases settled in August 2014; excluding commission of $2.
(2) including 192 shares, or $633, of common stock repurchases settled in October 2014; excluding commission of $2.
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
During the three months ended September 30, 2014, we repurchased 3,841 shares of Vonage Holdings Corp. common stock for $13,261 using cash resources pursuant to the $100,000 repurchase program. The repurchases occurred in the open market and pursuant to a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934. As of September 30, 2014, approximately $12,800 remained of our $100,000 repurchase program.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits

10.1
Credit Agreement, dated August 13, 2014, by and among Vonage America Inc. and Vonage Holdings Corp., as borrowers, various lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent, Citizens Bank, N.A., as Syndication Agent, and Silicon Valley Bank and Suntrust Bank, as Documentation Agents (1)

10.2	Letter Agreement dated as of September 18, 2014 by and between Vonage Holdings Corp. and Pablo Calamera (1)*

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101
The following financial statements from Vonage Holdings Corp.’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2014, filed with the Securities and Exchange Commission on November 5, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Stockholders’ Deficit; and (vi) the Notes to Consolidated Financial Statements.

(1) Filed herewith.
* Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VONAGE HOLDINGS CORP.

Dated:	November 5, 2014	By:	/s/ David T. Pearson
David T. Pearson Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

10.1
Credit Agreement, dated August 13, 2014, by and among Vonage America Inc. and Vonage Holdings Corp., as borrowers, various lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent, Citizens Bank, N.A., as Syndication Agent, and Silicon Valley Bank and Suntrust Bank, as Documentation Agents (1)

10.2	Letter Agreement dated as of September 18, 2014 by and between Vonage Holdings Corp. and Pablo Calamera (1)*

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101
The following financial statements from Vonage Holdings Corp.’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2014, filed with the Securities and Exchange Commission on November 5, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Stockholders’ Deficit; and (vi) the Notes to Consolidated Financial Statements.

(1) Filed herewith.
* Management contract or compensatory plan or arrangement.