Form 10-K
period 2014-12-31
VONAGE HOLDINGS CORP
filed 2015-02-13
CIK 1272830

UNITED STATES SECURITIES AND EXCHANGE COMMISSION • WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934	or	☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
	For the fiscal year ended December 31, 2014			For the transition period from to

 Commission file number 001-32887
VONAGE HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

Delaware	11-3547680
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23 Main Street, Holmdel, New Jersey	07733
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (732) 528-2600

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.001 Per Share	The New York Stock Exchange
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
☐  Large accelerated filer    ☒  Accelerated filer
☐  Non-accelerated filer (Do not check if a smaller reporting company)    ☐  Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐  No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2014 was $658,638,331 based on the closing price of $3.75 per share.
The number of shares outstanding of the registrant’s common stock as of January 31, 2015 was 211,217,679.
Documents Incorporated By Reference
Selected portions of the Vonage Holdings Corp. definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2014, are incorporated by reference in Part III of this Form 10-K.

VONAGE HOLDINGS CORP.
FORM 10-K
FOR THE FISCAL YEAR ENDED December 31, 2014

FORWARD-LOOKING STATEMENTS

VONAGE ANNUAL REPORT 2014

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
In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Annual Report on Form 10-K, any exhibits to this Form 10-K and other public statements we make. Such factors include, but are not limited to: the competition we face; our ability to adapt to rapid changes in the market for voice and messaging services; our ability to retain customers and attract new customers; the expansion of competition in the unified communications market; the impact of fluctuations in economic conditions, particularly on our small and medium business customers; security breaches and other compromises of information security; risks related to the acquisition or integration of future businesses or joint ventures, including the risks related to the acquisition of Telesphere and Vocalocity; the risk associated with developing and maintaining effective distribution channels; our ability to establish and expand strategic alliances; governmental regulation and taxes in our international operations; our ability to obtain or maintain relevant intellectual property licenses; intellectual property and other litigation that have been and may be brought against us; failure to protect our trademarks and internally developed software; obligations and restrictions associated with data privacy; our dependence on third party facilities, equipment, systems and services; system disruptions or flaws in our technology and systems; uncertainties relating to regulation of VoIP services; risks associated with operating abroad; liability under anti-corruption laws; results of regulatory inquiries into our business practices; fraudulent use of our name or services; our dependence upon key personnel; our dependence on our customers' existing broadband connections; differences between our service and traditional phone services; restrictions in our debt agreements that may limit our operating flexibility; our ability to obtain additional financing if required; any reinstatement of holdbacks by our vendors; our history of net losses and ability to achieve consistent profitability in the future; and other factors that are set forth in the “Risk Factors” section and other sections of this Annual Report on Form 10-K, as well as in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

FINANCIAL INFORMATION PRESENTATION

For the financial information discussed in this Annual Report on Form 10-K, other than per share and per line amounts, dollar amounts are presented in thousands, except where noted. All trademarks are the property of their owners.

1     VONAGE ANNUAL REPORT 2014

PART I

ITEM 1. Business

OVERVIEW AND STRATEGY
OVERVIEW
We are a leading provider of telecommunications and unified communications as a service, or UCaaS, solutions connecting people and businesses through cloud-connected devices worldwide.
Consumer Customers
For our consumer customers, we rely heavily on our network, which is a flexible, scalable Session Initiation Protocol (SIP) based Voice over Internet Protocol, or VoIP, network. This platform enables a user via a single “identity,” either a number or user name, to access and utilize services and features regardless of how they are connected to the Internet, including over 3G, LTE, Cable, or DSL broadband networks. This technology enables us to offer our customers attractively priced voice and messaging services and other features around the world on a variety of devices.
Our consumer strategy is focused on the continued penetration of our core North American markets, where we will continue to provide value in international long distance and target under-served ethnic segments, and target the low-end domestic market with our flanker brand, BasicTalk, a low-priced home phone service offering unlimited calling throughout the United States.
International long distance. As a part of our strategy, our primary focus in our domestic markets is serving the under-served ethnic segments in the United States with international calling needs. The markets for international long distance allow us to leverage our VoIP network by providing customers a low-cost and convenient alternative to services offered by telecom and cable providers and international calling cards. With our Vonage World product, we have successfully grown our international calling customer base in multiple ethnic markets.
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
Low-end domestic. We also provide services to address the low-end domestic market for light users, often with poor in-home wireless coverage. BasicTalk, our low-end domestic calling product, is sold in Walmart, Family Dollar, and CVS/pharmacy stores nationwide and through our direct telesales and online channels. We believe the low-end domestic segment remains a sizeable opportunity, and we expect to continue to maintain our share as we as we focus on improving overall marketing efficiency.
Our focus on operations during the past five years has led to a significantly improved cost structure. We have implemented operational efficiencies throughout our business and have substantially reduced domestic and international termination costs per minute, as well as customer care costs. We achieved these structural costs reductions while concurrently delivering significantly improved network call quality and customer service performance. These improvements in customer experience have contributed to the stabilization in churn over recent periods. During 2014, we redoubled our focus on targeting customers with appropriate customer lifetime values. This focus has led to a reallocation of certain marketing spend away from our assisted selling channel, which utilizes direct face-to-face selling across multiple retail chains and community and event venues. The investment in this channel has been reduced as we have focused on customer lifetime profitability and the maintenance of our strong cash flows in the consumer business.
The result of these initiatives has been to create a strong cash flow business which provides financial stability, as well as cost synergies and structural advantages to the portion of our business serving the growing small and medium business (SMB) market.
Services outside of the United States. We currently have operations in the United States, United Kingdom, and Canada and believe that our low-cost Internet based communications platform enables us to cost effectively deliver voice and messaging services to other locations throughout the world. In December 2014 we announced plans to exit the Brazilian market for consumer telephony services and wind down our joint venture operations in the country. The Company expects to complete this process by the end of the first quarter of 2015. This decision underscores the Company’s focus on providing UCaaS solutions to domestic consumers and SMBs, which offer higher investment return opportunities.
Small and Medium Business Customers
For our business customers, we provide innovative, cloud-based unified communication solutions, comprised of integrated voice, text, video, data, collaboration, and mobile applications. We focus on the small and medium sized business market. Our products and services permit these customers to communicate with their customers and employees through any cloud-connected device, in any place, at any time. In November 2013 we acquired Vocalocity, Inc. (now rebranded Vonage Business Solutions) and in December 2014 we acquired Telesphere Networks, Ltd. These acquisitions position us as a leader in the high growth SMB market, with the ability to address the entire spectrum of SMB customers, from 1 to over 1,000 seats. We now provide customers with multiple deployment options, designed to provide the reliability and quality of service they demand. Our Vonage Business Solutions customers subscribe to our cloud-based communication services, delivered through our proprietary platform. Our Vonage Business Solutions products are primarily sold through our direct sales channel or through authorized resellers and value-added distributors and customers typically do not enter into term contracts. For larger customers that require guaranteed quality of service in their service level agreements (SLAs), Telesphere offers carrier-grade performance and support for wireline and mobile devices to businesses over its private IP MPLS network, one of the largest in the nation. Telesphere’s cloud-based UCaaS services allow businesses of any size to utilize cutting edge voice, video, data and collaboration features of large enterprise systems without the often costly investment required with on-site equipment. Our Telesphere products are provided under initial three-year contracts and are generally sold through our network of authorized indirect channel partners and master agents or by our direct sales force.

>	Mobile Services
Mobile and other connected device services. Mobility has become central to our development priorities across our consumer and business operations. In our consumer services, we offer our patented Extensions® product, digital calling card and standalone Vonage Mobile product. Vonage Mobile provides free, high quality voice and video calling and messaging between users who have the application, as well as low-cost international calling to any other phone in more than 200 countries. In 2014, we launched Mobile Inbound Calling capabilities which allow customers and their families to take their full Vonage service with them on their mobile phones, enabling them to receive a call made to the home number on the home phone and multiple mobile devices concurrently, while still being able to view the original calling party’s ID.

2     VONAGE ANNUAL REPORT 2014

Our business customers can utilize cloud-based unified communications capabilities over their mobile devices and access features including presence management, instant messaging, high-definition voice and video and the ability to move from device to device without interrupting calls.
We had approximately 2.5 million subscriber lines as of December 31, 2014. We bill customers in the United States, Canada, and the United Kingdom. Customers in the United States represented 93% of our subscriber lines at December 31, 2014.

SERVICE OFFERINGS

Consumer Customers
Our home telephone replacement services are offered to residential customers through several service plans with different pricing structures. The service plans include basic features such as voicemail, call waiting, and call forwarding as well as unique features such as Simulring, Visual Voicemail and Extensions. We also charge for local and international calling outside of plan limits. Information on our revenues, operating income, and identifiable assets appears in Note 1 to our consolidated financial statements included in Item 8 hereof.
As of December 31, 2014, approximately 84% of our United States consumer subscriber lines were for residential service. Our primary residential offering is Vonage World with approximately 0.9 million subscriber lines as of December 31, 2014. For a flat monthly fee, this plan includes unlimited domestic calling (U.S., Canada, and Puerto Rico) and unlimited calling to landline phones in more than 60 countries, including India, Mexico, and China, and unlimited calling to mobile phones in certain of those countries. In addition, our Vonage World offer includes unlimited Vonage Visual Voicemail, which is “readable voicemail” delivered via email or SMS text message, Vonage Extensions, which extends the plan, and in-bound calling, to additional phone numbers and devices. We also market other residential plans that include limited domestic or international minutes, such as our 800 plan that includes 800 minutes to the U.S., Canada and Puerto Rico. We offer similar plans in Canada and the United Kingdom.
Each of our residential calling plans provides a number of basic features including call waiting, caller ID with name, call forwarding, and voicemail. We also offer, in some cases for additional fees, features that we believe help differentiate our service from our competitors, such as:

>	Area Code Selection. Customers can select from approximately 291 United States area codes for their telephone number for use with our service, regardless of physical location.

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

>
Web-Enabled Voicemail. Our Visual Voicemail service allows customers to receive e-mail notification of a voicemail with the voice message attached to the e-mail message as an audio file. Our customers can also check and retrieve voicemails online or from any phone.

Our mobile services include enhancements to our residential calling plans as well as mobile applications that can be initially downloaded for iPhone®, iPad®, iPod touch®, and Android® OS devices for free. In August 2011, we launched Extensions, an enhancement to our calling plans that extends the plan to additional phone numbers and devices including smartphones and feature phones. A customer may sign-up for up to two extensions free of charge. In addition, smartphone users may also have in-bound calls to their home phone number ring to their smartphone. In early 2012, we introduced Vonage Mobile, our all-in-one mobile application that provides free calling and messaging between users who have the application, as well as low-cost international calling to any other phone in more than 200 destinations. In addition, calls by users of the mobile application to Vonage home or business lines are also free. This mobile application works over WiFi, 3G and LTE and in approximately 150 countries worldwide.
In order to access our residential services, a customer need only connect a standard telephone to a broadband Internet connection through a small Vonage-enabled device. In order to access our SMB services, a customer need only connect through a VoIP-enabled telephone. After connecting the device, our customers can use their telephone to make and receive calls. Vonage-enabled devices allow customers to use the Internet connection for their computer and telephones at the same time while ensuring a high quality calling experience. We also offer a cordless multi-phone system solution. Our plug-and-play Vonage-enabled devices permit portability as customers can take their Vonage device to different locations where broadband service is available. We generally have not charged new customers for the adapters permitting use of our service.
Small and Medium Business Customers
We provide a robust feature-rich range of communication services enabling small and medium businesses to interact with their customers, prospects and partners in a more efficient and effective manner. We provide services ranging from basic dial tone to services such as call queue, conferencing, call groups, CRM integration, and detailed analytics - allowing our customers a high level of visibility into their business at prices that are often significantly lower than that of traditional on premises solutions. These services can be delivered over-the-top of the customers’ existing connectivity or bundled through our private MPLS connectivity service. Today more than 44,000 customers with over 326,000 seats rely on Vonage to meet their communication needs, putting Vonage in a leading position within the UCaaS space. Our services are delivered through either proprietary networks or through trusted third parties to ensure our offerings provide all of the critical functions business needed for one of their most important business tools.
Through Vonage Business Solutions (VBS), we offer a number of service plans which include basic metered extensions to unlimited calling plans. Our standard lines come fully functional with numerous standard features. Unlimited extensions is our most popular business service plan. Under this plan businesses can make flat rate, unlimited domestic calls (U.S. and Canada) each month. As of December 31, 2014, over 80% of our business customers were on an unlimited usage domestic calling plan. SMBs may also choose metered extension plans under which they are charged per-minute usage  for both domestic and international calls. This plan is primarily used by customers with temporary or seasonal workers to save resources where phones are not heavily used during the workday.
Our standard features include: Admin Portal, Call Announce, Call Continuity, Call Screening, Call Waiting, Caller ID, Directory Assistance (411), Dynamic Caller ID, Emergency Assistance (911), Do Not Disturb, Multiple Devices on One Extension, Set Caller ID, Seven-Digit Dialing, Voicemail, Call Continuity, Work From Anywhere, Cell Phone Integration, Vonage Business Mobile, Never Miss a Call, Web Portal Interface, and Call Pass.
In addition to our standard functionality we have a number of add-on services for an additional month fee, including: Paperless Fax, Call Group, Call Queue, Conference Bridge, Main Company Number, Toll Free Number, Local or Geographic Number, Voicemail Transcription, On-Demand or Company Call Recording Service, and Paging Groups.
All of our VBS offerings allow free access to our mobile application. The mobile application allows users to choose WiFi, 3G and

3     VONAGE ANNUAL REPORT 2014

4G and the extended features provide caller ID as if the user were calling from their office. Additional features include the ability to update account profiles, manage devices, and contact call logs directly from their mobile devices. We also offer virtual extensions, which connects employees to a business phone number through their mobile phones. A virtual extension comes with its own dedicated direct dial number which is then forwarded to the mobile phone, allowing employees to be reached from anywhere.
Through Telesphere, we focus on customers for whom guaranteed quality of service and uniformity of services across all locations is critical. We deliver services to this customer base over our private, nation-wide, high quality IP MPLS network using over 17 network Points of Presence (POPs) that allow us to deliver dedicated, secure and private bandwidth utilizing all forms of last mile technologies including T1, NxT1, EoC and Fiber and bandwidth ranging from 1.5Mbps to 1Gbps. Services we deliver include Wide Area Networking (WAN), Internet Access, MPLS VPN, Managed Firewall, Hosted UCaaS, Hosted Video Conferencing, Web Collaboration, Secure Instant Messaging & Presence, Mobility and Fixed Mobile Convergence, and Hosted Contact Center among others.
The feature sets available through Telesphere are packaged into Premium, Standard and Trunking offerings. Premium licenses include advanced features such as Single Number Reach (one number, many devices including desk phone, tablets and smartphones), Shared Line Appearance, Busy Lamp Field, Phone Paging, Outlook Integration, IM, Presence, and Video. Telesphere also delivers SIP Trunking, over the same network, to customers using premises PBXs, with the ability to overlay UCaaS features where the premises PBX is deficient or for Disaster Recovery/Business Continuity requirements. This product also supports a hybrid deployment where some locations may be fully hosted and others may continue to use the premises PBX. This strategy is termed “cap-&-grow” wherein the customer caps their investment in premises hardware and grows their business with hosted services.
All Telesphere customers also receive access to a custom-built Customer Portal through which they can fully administer all services, online bill pay, manage trouble tickets, manage bandwidth and services, access detailed Call Analytics, and execute fully electronic Moves, Adds and Changes.

NETWORK OPERATIONS

Our network operations are conducted by a wholly-owned subsidiary that holds our networking equipment and employs the personnel who develop and operate our technology.
The Vonage network uses our customer’s existing high-speed broadband Internet service to allow calls over the Internet either from a standard telephone through a Vonage-enabled device or through soft phone software or mobile client applications. Our consumer and Vonage Business Solutions services are not dependent on any specific type or provider of Internet service, and our customers are free to change their Internet service provider in response to a competitive alternative, or because they have moved to a different location. For many of our Telesphere customers, unified communications services are delivered over the Company's private, nation-wide, high quality IP MPLS network under multi-year contracts to provide the high level of interconnection quality and the ability to offer service level agreements (SLA) guaranteeing certain levels of voice service performance. Our Vonage-enabled devices, soft phone software, and mobile client applications allow our customers to be authenticated and authorized to access our network in a secure manner.
Our network is scalable and geographically distributed for robustness, high availability, and reliability across multiple call processing sites, using regional data interconnection points, where calls to non-Vonage customers are interconnected with the public switched telephone network. We periodically assess the locations of our regional data connection points in connection with efforts to improve the quality of and efficiency in delivering our service. In 2014, we consolidated certain interconnection points, increasing efficiencies. Our interconnections with the public switched telephone network, or IP/SIP networks, are made pursuant to commercial agreements we have with several telecommunications providers. Under these agreements, we transfer calls originated by our customers to other carriers who connect the call to the called party or connect peer to peer. We have a varying degree of settlement arrangements with our carrier partners for indirect third party or direct termination of our calls. The calls are routed from our network to other carriers’ interconnected circuits at co-location facilities in which we lease space. This method of connecting to the public switched telephone or IP/SIP networks allows us to expand capacity quickly, as necessary to meet call volume, and to provide redundancy within our network. In 2014, we continued to enhance our call routing platform, increasing our control over call routing which lowered costs and improved call quality.
Because Vonage’s system is not constrained to use any specific broadband service provider to connect to our customers, we can centrally manage and share resources across our customer base to minimize capital investment when entering new markets.
The following are also important in supporting our network operations:

>
Network Operations Center. We currently maintain a network operations center at our headquarters with monitoring redundancies at several points within our network. The network operations center monitors and manages the status and health of our network elements, allowing us to manage our network in real time, respond to alert notifications, and re-route network traffic as needed. We pursue a multi-faceted approach to managing our network to ensure high call quality and reliable communications services to our customers. At Vonage Business Solutions and Telesphere, we have network operations centers on-site to monitor and manage network traffic. We may consolidate these network operations centers in the future if greater efficiencies can be obtained.

>
Back Office Systems. In addition to our network management systems, we have developed a number of software systems that enable us to manage our network and service offerings more efficiently and effectively. Key aspects of these systems include:

>
Network Quality Metrics. We have implemented a suite of advanced Big Data analysis tools that allow us to monitor and troubleshoot the performance of our calling and data network, customer premises equipment, and other associated calling elements in real-time. This suite is proprietary and was developed specifically to address the needs that Vonage has in monitoring, analyzing, understanding, troubleshooting, maintaining, and operating a world-class consumer VoIP platform.

>
Web Portal. We provide a fully functional customer Web portal that allows our customers to configure and manage almost all aspects of their service on the Internet without requiring intervention of a customer-care representative. The portal permits customers to add and change features and phone numbers, update billing information, and access call usage and billing details.

>
Emergency Calling Service and Enhanced 911 Service. We have deployed E-911 service to approximately 99.99% of our U.S. residential and small and home office customer base that is comparable to the emergency calling services provided to customers of traditional wireline telephone companies in the same area. Our E-911 service does not support the calls of our soft phone software users. The emergency calls of our soft phone software users are supported by a national call center. Not all Vonage products require 911 service capabilities, such as our mobile client products but we are fully compliant with FCC E911 requirements for VOIP Interconnected providers. To enable us to effectively deploy

4     VONAGE ANNUAL REPORT 2014

and provide our E-911 service, we maintain an agreement with a provider that assists us in delivering emergency calls to an emergency service dispatcher at the public safety answering point, or PSAP, in the area of the customer’s registered location and terminating E-911 calls. We also contract for the national call center that operates 24 hours a day, seven days a week to receive certain emergency calls and for the maintenance of PSAP databases for the purpose of deploying and operating E-911 services. The databases include contact, technical infrastructure, boundary, and routing information for delivery of calls to a PSAP or emergency service providers in the United States.

>
Local Number Portability. Our system allows our telephone replacement customers to port telephone numbers, which allows new customers to retain their existing telephone numbers when subscribing to our services. We rely on agreements with two service providers to facilitate the transfer of customer telephone numbers. In addition, we have engaged a provider that performs the third party verification of pertinent local number portability information from our subscribers prior to porting a customer from a local telephone company to us.

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

SALES AND DISTRIBUTION

Direct Sales
Our home telephone replacement services are sold through in-bound telemarketing and online direct sales. Customers can subscribe to our services at our websites, http://www.vonage.com, http://www.vonage.ca, http://www.vonage.co.uk and several affiliate websites, or through multiple toll free numbers including 1-877-4VONAGE. Our primary sales channels for Vonage Business Solutions are direct sales and channel sales. Customers can subscribe to our Vonage Business Solutions services at our websites, http://www.vonagebusiness.com, http://www.vocalocity.com and http://www.vonagebusinesssolutions.com, or through toll free numbers including 1-877-862-2562. Telesphere has both a direct sales force located in major cities throughout the United States as well as an indirect channel partner program generating the majority of sales nationally. Customers can subscribe to our Telesphere services through one of our direct or indirect sales channel or at our website, https://www.telesphere.com/, or toll free number 1- 888-MY-SPHERE.
Retail Sales
In addition to our direct sales channel, we also offer our services through our retail channel. In 2014, we continued to increase our retail presence at leading regional and national retailers, including Walmart, Best Buy, Kmart, Sears, Brandsmart, Fry's, and Microcenter. We believe that the availability of our services through premier retailers enhances and reinforces the Vonage brand, and that the retail channel increases our ability to acquire mainstream consumers by reaching them in a familiar and interactive shopping environment. National and regional retailers provide Vonage with a wide footprint to distribute our service.
Channel Sales
In addition to direct sales, business customers acquire our services through channel partners. Telesphere, recognized for their industry-leading channel program, acquires approximately two-thirds of their sales through this channel, which is comprised of over 39 master agents and 20,000 sub-agents. In 2014, Vonage Business Solutions continued to build-out of its channel program by adding new senior management, as well as adding national master agents, representing 8,000 sub-agents.
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
Billing
All customer billing for our communication services is automated. We bill in advance for monthly recurring services and fees. We automatically collect all fees from our customers’ credit card, debit card, checks, wire transfer, ACH or electronic check payment (“ECP”). All usage related charges are billed no more than 30 days in arrears. By collecting monthly subscription fees in advance and certain other charges within the same billing cycle as they are incurred, we are able to reduce the amount of accounts receivable that we have outstanding, thus allowing us to have lower working capital requirements. Collecting in this manner also helps us mitigate bad debt exposure, which is recorded as a reduction to revenue. If a customer’s payment is declined or returned we generally suspend services Historically, in most cases,

5     VONAGE ANNUAL REPORT 2014

we are able to correct the problem with the customer within the current monthly billing cycle. Generally, for our residential services, if the customer’s credit card, debit card or ECP cannot be successfully processed during three billing cycles (i.e. the current and two subsequent monthly billing cycles), we terminate the account. For customers in grace or suspend status we have enabled one-time cash payments through an arrangement with MoneyGram. Generally, for our business customers, we will make several attempts to collect payment. If after approximately, five business days we have not successfully corrected the balance due, the customer’s account services are suspended. If after 30 days the account is still in a suspended status the account is cancelled.

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
We are the owner of numerous United States and international trademarks and service marks and have applied for registration of our trademarks and service marks in the United States and abroad to establish and protect our brand names as part of our intellectual property strategy. Examples of our registered marks include Vonage®, Vonage Mobile®, Telesphere® and Vonage Extensions®.
We endeavor to protect our internally developed systems and technologies and maintain our trademarks and service marks. Typically, we enter into confidentiality agreements with our employees, consultants, customers, and vendors in an effort to control access to and distribution of our technology, software, documentation, and other information.

COMPETITION

We face continued strong competition from traditional telephone companies, cable companies, wireless companies, and alternative communication providers in the residential, mobile, SMB and SOHO markets. Because most of our target customers are already purchasing communications services from one or more of these providers, our success is dependent upon our ability to attract these customers away from their existing providers. We believe that the principal competitive factors affecting our ability to attract and retain customers are price, call quality, brand awareness, customer service, network and system reliability, service features and capabilities, scalability, usability, simplicity and mobile integration.
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
Wireless telephone companies
We also compete with wireless phone companies, such as AT&T, Sprint, T-Mobile, and Verizon Wireless, for both our broadband telephone services, international long distance, and our mobile services. Some consumers use wireless phones, instead of VoIP phones, as a

6     VONAGE ANNUAL REPORT 2014

replacement for a wireline phone. Also, wireless phone companies increasingly are providing wireless broadband Internet access to their customers. As wireless providers offer more minutes at lower prices and other services that improve calling quality, their services have become more attractive to households as a competitive replacement for wireline service. In addition, wireless providers are also offering standalone wireless home services as well as the ability to link multiple devices for telephony service. Wireless telephone companies have a strong retail presence and have significant financial resources. We are developing next-generation services to meet the emerging needs of mobile and other connected device users by delivering easy-to-use applications that provide significant cost savings in large existing markets. We believe that our efforts will capitalize on favorable trends including the proliferation of low or no-cost Wi-Fi and other broadband around the world, accelerating smart phone adoption rates, and the growth of social communities.
Alternative communications providers
We also compete against alternative communication providers such as magicJack, Ooma, Skype, and Google Voice, some of which are larger than us and have the ability to devote greater resources to their communications services. Some of these service providers, including Internet product and software companies, have chosen to sacrifice telephony revenue in order to gain market share or attract users to their platform and have offered their services at low prices or for free. While not all of these competitors currently offer the ability to call or be called by anyone not using their service, line portability, E911 service, and customer service, in the future they may integrate such capabilities into their service offerings. As we continue the introduction of applications that integrate different forms of voice, video, messaging, and other services over multiple devices, we face competition from emerging competitors focused on similar integration, as well as from alternative communication providers.
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
In connection with our SMB and SOHO markets, we face competition from the traditional telephone and cable companies discussed above, as well as from vendors of premises-based solutions and/or hosted solutions, including the following:

•	premises-based business communication equipment providers such as Alcatel-Lucent, Avaya, Cisco, Huawei, Interactive Intelligence, Mitel, NEC, Shoretel, and Unify;

•	Independent cloud services providers such as EvolveIP, iCore Networks, Jive, Mitel, RingCentral, ShoretelSky, Thinking Phone, West IP Communications, and 8x8;

•	Hosted communication services providers based on technologies from Avaya, Broadsoft, Cisco, Microsoft, Mitel, Unify and other vendors of technology platforms.
As the UCaaS market evolves, and the convergence of voice, video, messaging, mobility and data networking technologies accelerates, we may face competition in the future from companies that do not currently compete in the UCaaS market, including companies that currently compete in other sectors, companies that serve consumer rather than SMB customers, or companies which expand their market presence to include SMB communications.

SEGMENT INFORMATION

ASC 280 "Segment Reporting" establishes reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. Under ASC 280, the method for determining what information to report is based upon the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. Our chief operating decision-makers review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues, marketing expenses and operating income (loss) excluding depreciation for our consumer customers and our small and medium business customers for purposes of allocating resources and evaluating financial performance. Based upon the information reviewed by our chief operating decision makers, we have determined that we have two operating segments; however, we have one reportable segment as our two operating segments meet the criteria for aggregation since the segments have similar operating and economic characteristics.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
For information regarding the Company's revenues and long-lived assets attributable to our U.S. and foreign countries for the last three fiscal years see Note 13 to the Company's consolidated financial statements.

EMPLOYEES

As of December 31, 2014, we had 1,400 employees. None of our employees are subject to a collective bargaining agreement.

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

7     VONAGE ANNUAL REPORT 2014

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
The telecommunications and Unified Communications (UCaaS) industries are highly competitive. We face intense competition from traditional telephone companies, cable companies, wireless companies, and alternative communication providers.
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
We also face competition from SMB communications providers such as EvolveIP, iCore Networks, Jive, Mitel, RingCentral, ShoretelSky, Thinking Phone, West IP Communications, and 8x8, and other companies. To the extent that these providers strengthen their offerings to small and medium businesses, we may have to reduce our prices, increase promotions, or offer additional features, which may adversely impact our revenues and profitability.
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
As the UCaaS market evolves, and the convergence of voice, video, messaging, mobility and data networking technologies accelerates, we may face competition in the future from companies that do not currently compete in the UCaaS market, including companies that currently compete in other sectors, companies that serve consumer rather than SMB customers, or companies which expand their market presence to include SMB communications.
In connection with our SMB and SOHO markets, we face competition from the traditional telephone and cable companies, as well as from vendors of premises-based solutions and/or hosted solutions. As the UCaaS market evolves, combining voice, video, messaging and data networks and combining of information technology and communication applications, opportunity for new competitors to enter the UCaaS market and offer competing products. This new competition may take many forms, and may offer products and applications similar to ours. If these new competitors emerge, the UCaaS market will become increasingly competitive and we may not be able to maintain or improve our market position. Our failure to do so could materially and adversely affect our business and results of operations.
If we fail to adapt to rapid changes in the market for voice and messaging services, then our products and services could become obsolete.
The market for our products and services is constantly and rapidly evolving as we and our competitors introduce new and enhanced products and services and react to changes in the telecommunications and Unified Communications industries and customer demands. We may not be able to develop or acquire new products and plans or product and plan enhancements that compete effectively with present or

8     VONAGE ANNUAL REPORT 2014

emerging telecommunications and Unified Communications technologies or differentiate our products and plans based on functionality and performance. In addition, we may not be able to establish or maintain strategic alliances that will permit enhancement opportunities or innovative distribution methods for our products and plans.
To address these issues, we are targeting revenue growth in large, existing markets, which require us to enhance our current products and plans, and develop new products and plans on a timely basis to keep pace with market needs and satisfy the increasingly sophisticated requirements of customers. For example, in 2014 we acquired Telesphere Networks Ltd. to further increase our penetration of the hosted VoIP SMB market. If we are unable to attract users of these services our net revenues may fail to grow as we expect.
Telecommunications and Unified Communications technology is complex, and new products and plans and enhancements to existing products and plans can require long development and testing periods. Any delays in developing and releasing new or enhanced products and plans could cause us to lose revenue opportunities and customers. Any technical flaws in products we release could diminish the innovative impact of the products and have a negative effect on customer adoption and our reputation.
We also are subject to the risk of future disruptive technologies. New products based on new technologies or new industry standards could render our existing products obsolete and unmarketable. If new technologies develop that are able to deliver competing voice and messaging services at lower prices, better or more conveniently, it could have a material adverse effect on us.
If we are unsuccessful at retaining customers or attracting new customers, including small and medium business customers, we may experience a reduction in revenue or may be required to spend more money or alter our marketing approaches to grow our customer base.
Our rate of customer terminations for our broadband telephone replacement services, or average monthly customer churn, was 2.6% for the year ended December 31, 2014. During 2014, we added 519,324 customers while 625,893 of our customers terminated their service. Our churn rate could increase in the future if customers are not satisfied with the quality and reliability of our network, the value proposition of our products, and the ability of our customer service to meet the needs and expectations of our customers. In addition, competition from traditional telephone companies, cable companies, wireless companies, alternative communications providers, and low-cost international calling cards, disruptive technologies, general economic conditions, and our ability to activate and register new customers on the network, also influence our churn rate.
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
We may face difficulties related to the acquisition or integration of businesses, which could harm our growth or operating results.
We may elect to acquire additional businesses or assets, such as our acquisition of Vocalocity in 2013 and Telesphere in 2014. These activities require substantial management time and resources. We cannot predict or guarantee that we will be able to identify suitable acquisition candidates or consummate any acquisition. In addition, acquisitions of existing businesses, including Vocalocity and Telesphere, involve substantial risks, including the risk that we may not be able to integrate the operations, personnel, services, or technologies, the potential disruption of our ongoing businesses, the diversion of management attention, the maximization of financial and strategic opportunities, the difficulty in developing or maintaining controls and procedures, and the dilution to our existing stockholders from the issuance of additional shares of common stock. As a result of these and other risks, we may not produce anticipated revenue, profitability, or synergies.
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
We market our products to small and medium-sized businesses. Customers in this SMB market may be affected by economic downturns to a greater extent, and may have more limited financial resources, than larger or more established businesses. If customers in the SMB market experience financial hardship as a result of a weak economy, the demand for our services could be materially and adversely affected.
Security breaches and other cybersecurity or technological risks could compromise our information, systems and network and expose us to liability, including a failure to meet Payment Card Industry data security standards, which would cause our business and reputation to suffer.
There are several inherent risks to engaging in a technology business, including our reliance on our data centers and networks, and the use and interconnectivity of those networks. A significant portion of our operations relies heavily on the secure processing, storage and transmission of confidential and other sensitive data, including intellectual property, proprietary business information, and personally identifiable information of our customers and employees, in our data centers and on our networks. The secure processing, storage, and transmission of this information is critical to our operations and business strategy. As seen in our industry and others, these activities have been, and will continue to be, subject to continually evolving cybersecurity or other technological risks. A new type of risk known as advanced

9     VONAGE ANNUAL REPORT 2014

persistent threat (APT) is prevalent throughout the Internet and associated with the theft of intellectual property and state-sponsored espionage. Due to the nature of our business and reliance on the Internet, we are susceptible to this type of attack. In addition, physical security of devices located within our offices, and/or remote devices, pose cybersecurity and other technological risks that could negatively impact our business and reputation.
We also operate Internet based, worldwide voice, video communications, and messaging services and electronic billing, which require the secure transmission of confidential information over public networks that may or may not support end to end security. Despite our security measures, which include the development and operation as maintenance of systems and processes that are designed to protect consumer information and prevent fraudulent credit card transactions and other security breaches, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to error, malfeasance or other disruptions by a current or former employee or third-party provider and our failure to mitigate such fraud or breaches may adversely affect our operating results. Any such breach could compromise our systems and network and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to our operations, damage to our reputation, and a loss of confidence in our products and services, and our ability to keep personally identifiable information confidential, which could adversely affect our business.
We have been subject to cyber incidents from external sources including “brute force” and distributed denial of service attacks. Although these incidents have not had a material adverse effect financially or on our ability to provide services, this may not continue to be the case going forward. There can be no assurance that cyber incidents will not occur in the future, potentially more frequently and/or on a more significant scale.
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
We make available on our website our privacy policy, which describes how we collect, use, and disclose our customers' personal information. To the extent we expand our operations into new geographies, we may become subject to local data security, privacy, data retention, and disclosure laws and regulations. It may be difficult for us to comply with these laws and regulations if they were deemed to be applicable to us. In addition, risks related to cybercrime and fraud increase when establishing a global presence.
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
Our success in the UCaaS market depends in part on developing and maintaining effective distribution channels, including with third-party resellers and value-added distributors. The failure to develop and maintain these relationships could materially and adversely affect our business.
A portion of our small and medium business revenue is generated through indirect channel sales. These channels consist of third-party resellers and value-added distributors that market and sell telecommunications products and services to customers. These channels may generate an increasing portion of our small and medium business revenue in the future. Our continued success requires that we continue developing and maintaining successful relationships with these third-party resellers and value-added distributors.
If we are unable to establish and expand effective strategic relationships our ability to grow revenues and offer new products under commercially attractive terms may be inhibited, which could adversely affect our business, results of operations, and financial condition.
An element of our strategy is to develop and maintain strategic relationships. We have or are pursuing relationships in the U.S. retail industry as well as with entities in the small and medium business markets. The continued development of these relationships may assist us in enhancing our brand, introducing our products and services to larger numbers and types of customers, developing and implementing new products and services, and generating additional revenue. We may not be able to enter into new relationships on economic terms favorable to us. In addition, if we lose any of our important strategic relationships or if strategic relationships fail to benefit us as expected, our ability to grow revenues and offer new products may be inhibited, which could adversely affect our business, results of operations, and financial condition. In addition, inefficiencies or fraud on the part of mass merchant retailers or vendors associated with our assisted selling programs could adversely affect our business, results of operations, and financial condition.
Our international long distance business is subject to country-specific governmental regulation and related actions and taxes that may increase our costs or impact our product offerings.
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

10     VONAGE ANNUAL REPORT 2014

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
There has been substantial litigation in the VoIP, telecommunications and related industries regarding intellectual property rights and, given the rapid technological change in our industry and our continual development of new products and services, we and/or our commercial partners may be subject to infringement claims from time to time. For example, we may be unaware of filed patent applications and issued patents that could include claims that might be interpreted to cover our products and services. We have been subject to patent infringement claims in the past, are currently named as a defendant in several proceedings that relate to alleged patent infringement, and from time to time we receive letters from third parties offering an opportunity for us to obtain licenses to patents that may be relevant to our business or alleging that our services infringe upon third party patents or other intellectual property. See “Item 3. - Legal Proceedings-IP Matters.”
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
Our ability to compete effectively is dependent in large part upon the maintenance and protection of systems and software that we have developed internally based on open standards. While we own 69 issued U.S. patents (and a number of foreign patents) and more than 245 pending patent applications, we cannot patent much of the technology that is important to our business. Our pending patent applications may not be granted. Any issued patent that we own may be challenged, narrowed, invalidated, or circumvented. To date, we have relied on patent, copyright and trade secret laws, as well as confidentiality procedures and licensing arrangements, to establish and protect our rights to this technology. We typically enter into confidentiality agreements with our employees, consultants, customers, and vendors

11     VONAGE ANNUAL REPORT 2014

in an effort to control access to and distribution of technology, software, documentation, and other information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use this technology without authorization. Policing unauthorized use of this technology is difficult. The steps we take may not prevent misappropriation of the technology we rely on. In addition, effective protection may be unavailable or limited in some jurisdictions outside the United States, Canada, and the United Kingdom. Litigation may be necessary in the future to enforce or protect our rights or to determine the validity and scope of the rights of others. That litigation could cause us to incur substantial costs and divert resources away from our daily business, which in turn could materially adversely affect our business.
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
These obligations and restrictions may limit our ability to collect, store, process, use, transmit and share data with our customers, employees, and third party providers and to allow our customers to collect, store, retain, protect, use, process, transmit, share and disclose data with others through our products and services. Compliance with, and other burdens imposed by, such obligations and restrictions could increase the cost of our operations and impact our ability to market our products and services through effective segmentation.
Failure to comply with obligations and restrictions related to applicable data protection laws, regulations, standards, and codes of conduct, as well as our own posted privacy policies and contractual commitments could subject us to lawsuits, fines, criminal penalties, statutory damages, consent decrees, injunctions, adverse publicity, loss of user confidence in our services, and loss of users, which could materially harm our business. Additionally, third-party contractors may have access to customer or employee data. If these or other third-party vendors violate obligations and restrictions related to applicable data protection laws or our policies, such violations may also put our customers’ or employees’ information at risk and could in turn have a material and adverse effect on our business.
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

12     VONAGE ANNUAL REPORT 2014

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
In addition, we utilize third-party Internet-based or “cloud” computing services in connection with some of our business operations. Any disruption to the internet or to our third-party Web hosting or cloud computing providers, including technological or business-related disruptions, could adversely impact the experience of our customers and have adverse effects on our operations. In addition, fires, floods, earthquakes, power losses, telecommunications failures, and similar "Acts of God" could damage these systems and hardware or cause them to fail completely. While we do maintain redundant systems consistent with industry best practices, including standby data centers, certain events could result in downtime for our operations and could adversely affect our business.
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
In general, the focus of interconnected VoIP telecommunications regulation is at the federal level. On November 12, 2004, the FCC issued a declaratory ruling providing that our service is subject to federal regulation and preempted the Minnesota Public Utilities Commission from imposing certain of its regulations on us. While this ruling does not exempt us from all state oversight of our service, it effectively prevents state telecommunications regulators from imposing certain burdensome and inconsistent market entry requirements and certain other state utility rules and regulations on our service. As such, Vonage is subject to relatively few state regulatory requirements including:

>	Payment of state and local E911 fees; and

>	State Universal Service support obligations.

>	In Canada, the Canadian Radio-television and Telecommunications Commission (“CRTC”) regulates VoIP service. CRTC VoIP regulations include:

>	Requirement to provide 911 service; and

>	Local Number Portability requirements.

>	In the UK, we are subject to regulation in the UK by the Office of Communications (“OFCOM”). OFCOM VoIP regulations include:

>	Requirement to provide 999/112 service; and

>	Number Portability requirements.
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
We are subject to risks that are inherent in operating abroad, including country-specific risks.
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

13     VONAGE ANNUAL REPORT 2014

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
In the United States, there continues to be some uncertainty regarding whether suppliers of broadband Internet access have a legal obligation to allow their customers to access and use our service without interference. In December 2010, the FCC adopted new net neutrality rules that would protect services like ours from such interference. Several parties sought judicial review of the FCC's net neutrality rules, and in January 2013 the anti-blocking and unreasonable discrimination provisions of the rules were vacated. While the court ruling did not foreclose the FCC from adopting anti-blocking or non-discrimination rules, interference with our service or higher charges for using our service could cause us to lose existing customers, impair our ability to attract new customers, and harm our revenue and growth. These problems could also arise in international markets. Most foreign countries have not adopted formal net neutrality rules like those adopted by the FCC.
If customers do not accept the differences between our service and traditional telephone service, they may choose to remain with their current telephone service provider or may choose to return to service provided by traditional telephone companies.

14     VONAGE ANNUAL REPORT 2014

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
On August 13, 2014, we entered into a credit agreement (the “2014 Credit Facility”) consisting of a $100,000 senior secured term loan and a $125,000 revolving credit facility. The 2014 Credit Facility contains customary representations and warranties and affirmative covenants that limit our ability and/or the ability of certain of our subsidiaries to engage in specified types of transactions. These covenants and other restrictions may under certain circumstances limit, but not necessarily preclude, our and certain of our subsidiaries’ ability to, among other things:

>	consolidate or merge;

>	create liens;

>	incur additional indebtedness;

>	dispose of assets;

>	consummate acquisitions;

>	make investments; or

>	pay dividends and other distributions.

Under the 2014 Credit Facility, we are required to comply with the following financial covenants: specified maximum consolidated leverage ratio, specified minimum consolidated fixed coverage charge ratio, minimum cash position and maximum capital expenditures. Our ability to comply with such financial and other covenants may be affected by events beyond our control, so we may not be able to comply with these covenants. A breach of any such covenant could result in a default under the 2014 Credit Facility. In that case, the lenders could elect to declare due and payable immediately all amounts due under the 2014 Credit Facility, including principal and accrued interest.
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
Under our credit card processing agreements with our Visa, MasterCard, American Express, and Discover credit card processors, the credit card processor has the right, in certain circumstances,

15     VONAGE ANNUAL REPORT 2014

including adverse events affecting our business, to impose a holdback of our advanced payments purchased using a Visa, MasterCard, American Express, or Discover credit card, as applicable, or demand additional reserves or other security. If circumstances were to occur that would allow any of these processors to reinstate a holdback, the negative impact on our liquidity likely would be significant. In addition, our Visa and MasterCard credit card processing agreement may be terminated by the credit card processor at its discretion if we are deemed to be financially insecure. As a significant portion of payments to us are made through Visa and MasterCard credit cards, if the credit card processor does not assist in transitioning our business to another credit card processor, the negative impact on our liquidity likely would be significant. There were no cash reserves and cash-collateralized letters of credit with any credit card processors as of December 31, 2014.
We have incurred cumulative losses since our inception and may not achieve consistent profitability in the future.
While we achieved net income attributable to Vonage of $20,266 for the year ended December 31, 2014, our accumulated deficit is $677,675 from our inception through December 31, 2014, which included the release of $325,601 of the valuation allowance recorded against our net deferred tax assets that we recorded as a one-time non-cash income tax benefit for the year ended December 31, 2011. Although we believe we will achieve consistent profitability in the future, we ultimately may not be successful. We believe that our ability to achieve consistent profitability will depend, among other factors, on our ability to continue to achieve and maintain substantive operational improvements and structural cost reductions while maintaining and growing our net revenues. In addition, certain of the costs of our business are not within our control and may increase. For example, we and other telecommunications providers are subject to regulatory termination charges imposed by regulatory authorities in countries to which customers make calls, such as India where regulatory authorities have been petitioned by local providers to consider termination rate increases. As we attract additional international long distance callers, we will be more affected by these increases to the extent that we are unable to offset such costs by passing through price increases to customers.
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

As of December 31, 2014, Mr. Citron beneficially owned approximately 13.55% of our outstanding common stock, including outstanding securities exercisable for common stock within 60 days of such date. As a result, Mr. Citron is able to exert significant influence over all matters presented to our stockholders for approval, including election and removal of our directors and change of control transactions. In addition, as our non-executive Chairman, Mr. Citron has and will continue to have influence over our strategy and other matters as a board member. Mr. Citron’s interests may not always coincide with the interests of other holders of our common stock.
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

In addition, a change of control would constitute an event of default under our 2014 Credit Facility. Upon the occurrence of an event of default, the lenders could elect to declare due and payable immediately all amounts due under our 2014 Credit Facility, including principal and accrued interest, and may take action to foreclose upon the collateral securing the indebtedness.
Under our 2014 Credit Facility, a “change of control” would result from the occurrence of, among other things, the acquisition by any person or group (other than Mr. Citron and his majority-controlled affiliates) of 35% or more of the voting and/or economic interest of our outstanding common stock on a fully-diluted basis.
Further, we were named as a defendant in several suits that related to patent infringement and entered into agreements to settle certain of the suits in 2007. Certain terms of those agreements, including licenses and covenants not to sue, will be restricted upon a change of

16     VONAGE ANNUAL REPORT 2014

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

ITEM 1B. Unresolved Staff Comments
Not applicable.

ITEM 2. Properties
The following is a summary of our offices and locations:

Location	Business Use	Square Footage	Lease Expiration Date
Holmdel, New Jersey	Corporate Headquarters, Network Operations, Customer Service, Sales and Marketing, Administration	350,000	2017
London, United Kingdom	Sales and Marketing, Administration	3,472	2015
Atlanta, Georgia	Sales and Marketing, Administration, and Product Development	78,932	2020
Scottsdale, Arizona	Network Operations, Customer Services, Sales and Marketing, Administration	26,765	2021
Denver, Colorado	Network Operations, Customer Services, Sales and Marketing, Administration	4,157	2018
Minneapolis, Minnesota	Sales and Marketing, Administration	2,206	2017
Murray, Utah	Sales and Marketing, Administration	1,062	2017
Tel Aviv, Israel	Application Development	7,158	2015
		473,752
We believe that the facilities that we occupy are adequate for our current needs and do not anticipate leasing any material additional space.

17     VONAGE ANNUAL REPORT 2014

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
IP Matters

Bear Creek Technologies, Inc. On February 22, 2011, Bear Creek Technologies, Inc. (“Bear Creek”) filed a lawsuit against Vonage Holdings Corp., Vonage America, Inc., Vonage Marketing LLC, and Aptela Inc. (a subsidiary of Vocalocity, Inc., a wholly-owned subsidiary of the Company which was acquired on November 15, 2013 pursuant to an Agreement and Plan of Merger dated October 9, 2013) in the United States District Court for the Eastern District of Virginia (Norfolk Division) alleging that Vonage’s and Aptela’s products and services are covered by United States Patent No. 7,889,722, entitled “System for Interconnecting Standard Telephony Communications Equipment to Internet Protocol Networks” (the “'722 Patent”). The suit also named numerous other defendants, including Verizon Communications, Inc., Comcast Corporation, Time-Warner Cable, Inc., AT&T, Inc., and T-Mobile USA Inc. On August 17, 2011, the Court dismissed Bear Creek’s case against the Vonage entities and Aptela, as well as all the other defendants, except for one defendant. Later, on August 17, 2011, Bear Creek re-filed its complaint concerning the ‘722 Patent in the United States District Court for the District of Delaware against the same Vonage entities; and also re-filed a separate complaint concerning the ‘722 Patent in the United States District Court for the Eastern District of Virginia against Aptela. In each complaint, Bear Creek alleges that Vonage and Aptela, respectively, are infringing one or more claims of the ‘722 Patent. In addition, Bear Creek alleges that each party is contributing to and inducing infringement of one or more claims of the ‘722 Patent. On January 25, 2012, Bear Creek filed a motion with the United States Judicial Panel on Multidistrict Litigation seeking to transfer and consolidate its litigations against Vonage and Aptela with twelve other separate actions Bear Creek filed in the U.S. District Courts for Delaware and the Eastern District of Virginia. On May 2, 2012, the Multidistrict Litigation Panel granted Bear Creek’s motion and ordered the coordination or consolidation for pretrial proceedings of all fourteen actions in the U.S. District Court for the District of Delaware. On October 11, 2012, Vonage filed an answer to Bear Creek’s complaint, including counterclaims of non-infringement and invalidity of the ‘722 patent. Aptela, which filed a motion to dismiss Bear Creek’s complaint on September 27, 2011, has not yet answered, as its motion remains pending and awaiting disposition by the court. On November 5, 2012,

Bear Creek filed an answer to Vonage’s counterclaims. On March 1, 2013, several defendants including Vonage moved the Court to stay the case pending resolution of the reexamination of the ‘722 patent requested by Cisco Systems, Inc. (“Cisco”) as described below; the motion was granted on July 17, 2013, and the case is now stayed pending the resolution of the reexamination. On November 8, 2013, the Court granted Bear Creek’s request to terminate and substitute counsel representing it in the litigation.
A request for reexamination of the ‘722 Patent was filed on September 12, 2012 by Cisco, challenging the validity of the ‘722 Patent. Cisco’s request was granted by the USPTO on November 28, 2012. On March 24, 2014, the Patent Office issued an Action Closing Prosecution, confirming its rejection of all claims of the ‘722 patent on multiple independent grounds. Bear Creek filed comments to the Action Closing Prosecution on April 24, 2014. Cisco filed responsive comments on May 22, 2014. On September 15, 2014, Bear Creek filed a Notice of Appeal to the Patent Office’s rejection of its patent. On November 14, 2014, Bear Creek submitted its Appeal to the Patent Trial and Appeal Board. Cisco filed its responsive brief on December 12, 2014; the brief was defective and, at the direction of the Patent Office, Cisco re-filed an amended brief on December 31, 2014.
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
AIP Acquisition LLC. On January 3, 2014, AIP Acquisition LLC (“AIP”), filed a lawsuit against Vonage Holdings Corp., Vonage America, Inc., and Vonage Marketing LLC in the U.S. District Court for the District of Delaware (Norfolk Division) alleging that Vonage’s products and services are covered by United States Patent No. 7,269,247. Vonage filed an answer and counterclaims on February 25, 2014. AIP filed an amended complaint on March 18, 2014, which Vonage answered on April 4, 2014. On April 8, 2014, the Court ordered a stay of the case pending final resolution of non-party Level 3’s inter partes review request of United States Patent No. 7,724,879, which is a continuation of the ‘247 patent. On October 8, 2014, the Patent Office issued a Final Written Decision, finding all challenged claims of the ‘879 patent to be invalid. On December 9, 2014, AIP filed a Notice of Appeal to the Patent Office’s rejection of its patent. On December 15, 2014, AIP moved to replace its attorneys and the Patent Office granted the request on December 23, 2014.
A second request for inter partes review of the ‘879 patent was made by Cisco on December 12, 2013 and granted by the Patent Office on May 27, 2014. AIP filed its response on August 18, 2014, and Cisco filed its reply on November 14, 2014. An oral hearing was held on January 7, 2015. The proceeding remains pending before the Patent Office.
Cisco petitioned for inter partes review of the ‘247 patent on November 25, 2014. The Patent Office has not yet determined whether to grant this petition.

18     VONAGE ANNUAL REPORT 2014

Spansion. On April 28, 2014, Spansion LLC (“Spansion”), filed a lawsuit against Vonage Holdings Corp., Vonage America, Inc., Vonage Marketing LLC, and 20 other defendants in the U.S. District Court for the Northern District of California alleging that Macronix’s flash memory chips and products containing those chips, including Vonage analog telephone adapter products, each are covered by one or more Spansion patents. On April 29, 2014, Spansion filed a complaint at the International Trade Commission containing substantially similar allegations, requesting that the ITC institute an investigation pursuant to Section 337 of the Tariff Act of 1930 against the respondents, including Vonage. Spansion’s complaints allege that Vonage’s telephone adapters are covered by United States Patent No. 6,246,611. Macronix agreed to fully defend and indemnify Vonage in the district court and ITC proceedings. On January 27, 2015, Macronix and Spansion announced a global settlement of all outstanding patent disputes, including the California action and the ITC complaint. The parties have agreed to dismiss all patent cases between themselves and their downstream customers (including Vonage) worldwide, granting to each other licenses under their respective patents.
Commercial Litigation
Merkin & Smith, et als. On September 27, 2013, Arthur Merkin and James Smith filed a putative class action lawsuit against Vonage America, Inc. in the Superior Court of the State of California, County of Los Angeles, alleging that Vonage violated California’s Unfair Competition Law by charging its customers fictitious 911 taxes and fees. On October 30, 2013, Vonage filed a notice removing the case to the United States District Court for the Central District of California. On October 30, 2013 the case was assigned to a United States District Judge and a Magistrate Judge. On November 26, 2013, Vonage filed its Answer to the Complaint.  On December 4, 2013, Vonage filed a Motion to Compel Arbitration. On February 4, 2014, the Court denied Vonage’s Motion to Compel Arbitration. On March 5, 2014, Vonage filed an appeal with the United States Court of Appeals for the Ninth Circuit of the decision denying Vonage’s Motion to Compel Arbitration.  On March 6, 2014, Vonage moved to stay the district court proceedings pending its appeal; the Court granted Vonage’s stay motion on March 26, 2014.  Briefing on the appeal is now complete, though oral argument has not yet been scheduled.
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
Federal - Net Neutrality
Clear and enforceable net neutrality rules would make it more difficult for broadband Internet service providers to block or discriminate against Vonage service. Also explicitly applying net neutrality rules to wireless broadband Internet service could create greater opportunities for VoIP applications that run on wireless broadband Internet service. In October 2009, the FCC proposed the adoption of enforceable net neutrality rules for both wired and wireless broadband Internet service providers. The proposed rules would prohibit wired and wireless broadband Internet service providers from blocking or hindering lawful content, applications, or services and from unreasonably discriminating when transmitting lawful network traffic. In addition, broadband Internet service providers would have to publicly disclose certain information about their network management practices. In December 2010, the FCC adopted enforceable net neutrality rules based on its October 2009 proposal. All of the proposed rules in the October 2009 proposal applied to wired broadband Internet providers. The FCC applied some but not all of the proposed rules to wireless broadband service. Wireless broadband Internet services providers are prohibited from blocking or hindering voice or video applications that compete with the broadband Internet service provider's voice or video services. Wireless providers are also subject to transparency requirements, but they are not subject to the prohibition on unreasonable discrimination that applies to wired broadband Internet services providers. Final rules were filed in the Federal Register in September 2011. Shortly thereafter, a number of parties filed appeals of the rules in various federal circuit courts; some alleging that the FCC lacks authority to apply net neutrality rules to broadband service providers and some alleging that the rules did not go far enough. The D.C. Circuit Court of Appeals was selected by lottery to decide the appeals and the appeals alleging that the rules did not go far enough were dropped. The D.C. Circuit Court of Appeals heard oral arguments on the appeal on September 9, 2013. On January 14, 2014, the D.C. Circuit vacated the anti-blocking and the unreasonable discrimination provisions of the rules. A vote on the new net neutrality rules currently is expected at the February 26, 2015 FCC meeting.
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
Federal - E-Rate Reform
On December 19, 2013, the FCC released a Second Report and Order and Order on Reconsideration modernizing the E-Rate program. The E-Rate program subsidizes voice and data services for schools and libraries and is one component of the federal universal service fund. The December 19 order increased the size of the E-Rate fund to $3.9B in available annual funding. This represents an approximately $1.5B annual (17%) increase in the overall size of the universal service fund. This increase in the size of the fund will likely lead to increased USF contribution levels for Vonage services subject to assessment for federal USF.
Federal - Rural Call Completion Issues
On February 7, 2013, the FCC released a Notice of Proposed Rulemaking on rural call completion issues. The Notice of Proposed Rulemaking (NPRM) proposed new detailed reporting requirements to gauge rural call completion performance. Rural carriers have argued

19     VONAGE ANNUAL REPORT 2014

that VoIP provider call completion performance to rural areas is generally poor. On October 28, 2013, the FCC adopted an order on rural call completion that imposes new reporting obligations and restricts certain call signaling practices. The call signaling rules went into effect on January 31, 2014.  We filed for extensions that the FCC granted on January 30, 2014 and February 28, 2014 and as of April 17, 2014, we were compliant with the call signaling rules.  The effective date for the reporting requirements has not yet been established. We could be subject to an FCC enforcement action in the future in the event the FCC took the position that our rural call completion performance is inadequate or we were not compliant with the FCC’s order.
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
State and Municipal Taxes
In accordance with generally accepted accounting principles, we make a provision for a liability for taxes when it is both probable that a liability has been incurred and the amount of the liability or range of liability can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. For a period of time, we did not collect or remit state or municipal taxes (such as sales, excise, utility, use, and ad valorem taxes), fees or surcharges (“Taxes”) on the charges to our customers for our services, except that we historically complied with the New Jersey sales tax. We have received inquiries or demands from a number of state and municipal taxing and 911 agencies seeking payment of Taxes that are applied to or collected from customers of providers of traditional public switched telephone network services. Although we have consistently maintained that these Taxes do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations, we are now collecting and remitting sales taxes in certain of those states including a number of states that have changed their statutes to expressly include VoIP. In addition, many states address how VoIP providers should contribute to support public safety agencies, and in those states we remit fees to the appropriate state agencies. We could also be contacted by state or municipal taxing and 911 agencies regarding Taxes that do explicitly apply to VoIP and these agencies could seek retroactive payment of Taxes. As such, we have a reserve of $3,125 as of December 31, 2014 as our best estimate of the potential tax exposure for any retroactive assessment. We believe the maximum estimated exposure for retroactive assessments is approximately $5,000 as of December 31, 2014.

ITEM 4. Mine Safety Disclosures
Not Applicable.

20     VONAGE ANNUAL REPORT 2014

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

	Price Range of Common Stock
	High	Low
2014
Fourth quarter	$3.96	$3.10
Third quarter	$4.01	$3.17
Second quarter	$4.50	$3.33
First quarter	$4.96	$3.25
2013
Fourth quarter	$3.93	$3.02
Third quarter	$3.46	$2.73
Second quarter	$3.15	$2.65
First quarter	$2.92	$2.30

Holders
At January 31, 2015, we had approximately 178 stockholders of record. This number does not include beneficial owners whose shares are held in street name.
Dividends
We have never paid cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock for at least the next 12 months. We intend to retain all of our earnings, if any, for general corporate purposes, and, if appropriate, to finance the expansion of our business.

Stock Performance Graph
The graph below compares the cumulative total return of

our common stock between December 31, 2009 and December 31, 2014, with the cumulative total return of (1) the S&P 500 Index, (2) the NASDAQ Telecom Index and (3) the NYSE Composite Index. This graph assumes the investment of $100 on December 31, 2009 in our common stock, the S&P 500 Index, the NASDAQ Telecom Index and the NYSE Composite Index, and assumes the reinvestment of dividends, if any.
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

21     VONAGE ANNUAL REPORT 2014

COMPARISON OF THE CUMULATIVE TOTAL RETURN ON COMMON STOCK BETWEEN DECEMBER 31, 2009 AND DECEMBER 31, 2014
Among Vonage Holdings Corp., the S&P 500 Index, the NASDAQ Telecom Index and the NYSE Composite Index.

	December 31,
	2010	2011	2012	2013	2014
Vonage Holdings Corp.	$160.00	$175.00	$169.29	$237.86	$272.14
S&P 500 Index	$112.78	$112.78	$127.90	$165.76	$184.64
NASDAQ Telecom Index	$100.67	$87.97	$89.73	$111.28	$121.20
NYSE Composite Index	$107.29	$100.73	$113.75	$140.11	$146.02

Common Stock repurchases

See Note 8 – Common Stock of the Notes to Financial Statements (Part IV of this Form 10-K) for information regarding common stock repurchases by quarter. Following are our monthly common stock repurchases (in thousands, except per share value) during the fourth quarter of 2014, all of which were purchased as part of publicly announced repurchase programs:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Program
October 1, 2014 - October 31, 2014	1,397	3.26	1,397	$8,248
November 1, 2014 - November 30, 2014 (1)	892	3.57	892	$5,065
December 1, 2014 - December 31, 2014 (2)	1,375	3.52	1,375	$219
	3,664		3,664

(1) including 195 shares, or $678, of common stock repurchases settled in December 2014; excluding commission of $2.
(2) including 171 shares, or $660, of common stock repurchases settled in January 2015; excluding commission of $2.

On February 7, 2013, Vonage's Board of Directors discontinued the remainder of the $50,000 repurchase program, announced on July 25, 2012, effective at the close of business on February 12, 2013, with $16,682 remaining, and authorized a new program to repurchase up to $100,000 of the Company's outstanding shares. The $100,000 repurchase program expired on December 31, 2014.
During the three months ended December 31, 2014, we repurchased 3,664 shares of Vonage Holdings Corp. common stock for $12,581 excluding commission, using cash resources pursuant to the

$100,000 repurchase program. The repurchases occurred in the open market pursuant to a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934. As of December 31, 2014, approximately $219 remained of our $100,000 repurchase program.
On December 9, 2014, Vonage's Board of Directors authorized a new program for the Company to repurchase up to $100,000 of its outstanding common stock. Repurchases under the new program are expected to be made over a four-year period beginning in 2015. Under the new program, the timing and amount of repurchases will be

22     VONAGE ANNUAL REPORT 2014

determined by management based on its evaluation of market conditions, the trading price of the stock and will vary based on available capital resources and other financial and operational performance, market conditions, securities law limitations, and other factors. Repurchases may be made in the open market or through private transactions from time to time. The repurchases will be made using available cash balances. In any period, cash used in financing activities related to common stock repurchases may differ from the comparable change in stockholders' equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash.

23     VONAGE ANNUAL REPORT 2014

ITEM 6. Selected Financial Data
The following table sets forth our selected historical financial information. The statement of operations and cash flow data for the years ended December 31, 2014, 2013, and 2012 and the balance sheet data as of December 31, 2014 and 2013 are derived from our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The statement of operations and cash flow data for the years ended December 31, 2011 and 2010 and the balance sheet data as of

December 31, 2012, 2011 and 2010 are derived from our audited consolidated financial statements and related notes not included in this Annual Report on Form 10-K. The results included below and elsewhere are not necessarily indicative of our future performance. You should read this information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	For the years ended December 31,
(In thousands, except per share amounts)	2014 (1)	2013 (2)	2012	2011	2010
Statement of Operations Data:
Revenues	$868,953	$829,067	$849,114	$870,323	$885,042

Operating Expenses:
Cost of telephony services (3) (4)	232,053	237,294	259,224	267,338	277,753
Cost of goods sold	36,815	37,586	39,133	41,756	55,965
Selling, general and administrative (4)	274,750	238,720	215,021	203,565	205,027
Marketing	226,121	227,052	212,540	204,263	198,170
Depreciation and amortization	51,407	36,066	33,324	37,051	53,073
Loss from abandonment of software assets	—	—	25,262	—	—
	821,146	776,718	784,504	753,973	789,988
Income from operations	47,807	52,349	64,610	116,350	95,054
Other Income (Expense):
Interest income	212	307	109	135	519
Interest expense	(6,823)	(6,557)	(5,986)	(17,118)	(48,541)
Change in fair value of embedded features within notes payable and stock warrant	—	—	—	(950)	(99,338)
Loss (gain) on extinguishment of notes	—	—	—	(11,806)	(31,023)
Other (expense) income, net	11	(104)	(11)	(271)	(18)
	(6,600)	(6,354)	(5,888)	(30,010)	(178,401)
Income (loss) before income tax (expense) benefit	41,207	45,995	58,722	86,340	(83,347)
Income tax (expense) benefit	(21,760)	(18,194)	(22,095)	322,704	(318)
Net Income (loss)	$19,447	$27,801	$36,627	$409,044	$(83,665)
Plus: Net loss attributable to noncontrolling interest	$819	$488	$—	$—	$—
Net income (loss) attributable to Vonage	$20,266	$28,289	$36,627	$409,044	$(83,665)
Net income (loss) attributable to Vonage per common share:
Basic	$0.10	$0.13	$0.16	$1.82	$(0.40)
Diluted	$0.09	$0.13	$0.16	$1.69	$(0.40)
Weighted-average common shares outstanding:
Basic	209,822	211,563	224,264	224,324	209,868
Diluted	219,419	220,520	232,633	241,744	209,868

24     VONAGE ANNUAL REPORT 2014

	For the years ended December 31,
(dollars in thousands)	2014 (1)	2013 (2)	2012	2011	2010
Statement of Cash Flow Data:
Net cash provided by operating activities	$92,542	$88,243	$119,843	$146,786	$194,212
Net cash used in investing activities	(118,528)	(120,985)	(25,472)	(37,604)	(4,686)
Net cash provided by (used in) financing activities	(14,239)	21,891	(56,257)	(130,138)	(143,762)

	December 31,
(dollars in thousands)	2014 (1)	2013 (2)	2012	2011	2010
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$47,959	$84,663	$97,110	$58,863	$78,934
Property and equipment, net	49,630	52,243	60,533	67,978	79,050
Goodwill and intangible assets, net	251,169	160,477	6,681	9,056	4,186
Total deferred tax assets, including current portion, net	248,939	264,900	306,113	325,601	—
Restricted cash	3,405	4,405	5,656	6,929	7,978
Total assets	675,302	642,749	547,389	566,215	260,392
Total notes payable and indebtedness under revolving credit facility, including current portion	157,000	121,666	42,500	70,833	193,004
Capital lease obligations	10,201	13,090	15,561	17,665	19,448
Total liabilities	331,805	304,713	225,974	266,648	390,039
Total stockholders’ equity (deficit)	343,497	338,074	321,415	290,567	(129,647)

(1) The year ended December 31, 2014 includes the impact of the acquisition of Telesphere Networks Ltd., which was completed in the fourth quarter.

(2) The year ended December 31, 2013 includes the impact of the acquisition of Vocalocity Inc., which was completed in the fourth quarter.

(3) Excludes depreciation and amortization of $19,330 for 2014, $14,892 for 2013, $15,115 for 2012, $15,824 for 2011, and $18,725 for 2010.

(4) Reflects amounts reclassified from selling, general and administrative expense to cost of telephony services of $23,582 for 2013, $27,347 for 2012, $31,189 for 2011, and $33,959 and 2010.

25     VONAGE ANNUAL REPORT 2014

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

OVERVIEW

We are a leading provider of unified communications as a service, or UCaaS, solutions connecting people and businesses through cloud-connected devices worldwide.
Consumer Customers
For our consumer customers, we rely heavily on our network, which is a flexible, scalable Session Initiation Protocol (SIP) based Voice over Internet Protocol, or VoIP, network. This platform enables a user via a single “identity,” either a number or user name, to access and utilize services and features regardless of how they are connected to the Internet, including over 3G, LTE, Cable, or DSL broadband networks. This technology enables us to offer our customers attractively priced voice and messaging services and other features around the world on a variety of devices.
Our consumer strategy is focused on the continued penetration of our core North American markets, where we will continue to provide value in international long distance and target under-served ethnic segments, and target the low-end domestic market with our flanker brand, BasicTalk, a low-priced home phone service offering unlimited calling throughout the United States.
International long distance. As a part of our strategy, our primary focus in our domestic markets is serving the under-served ethnic segments in the United States with international calling needs. The markets for international long distance allow us to leverage our VoIP network by providing customers a low-cost and convenient alternative to services offered by telecom and cable providers and international calling cards. With our Vonage World product, we have successfully grown our international calling customer base in multiple ethnic markets.
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
Low-end domestic. We also provide services to address the low-end domestic market for light users, often with poor in-home wireless coverage. BasicTalk, our low-end domestic calling product, is sold in Walmart, Family Dollar, and CVS/pharmacy stores nationwide and through our direct telesales and online channels. We believe the low-end domestic segment remains a sizeable opportunity, and we expect to continue to maintain our share as we as we focus on improving overall marketing efficiency.
Our focus on operations during the past five years has led to a significantly improved cost structure. We have implemented operational efficiencies throughout our business and have substantially reduced domestic and international termination costs per minute, as well as customer care costs. We achieved these structural costs reductions while concurrently delivering significantly improved network call quality and customer service performance. These improvements in customer experience have contributed to the stabilization in churn over recent periods. During 2014, we redoubled our focus on targeting customers with appropriate customer lifetime values. This focus has led to a reallocation of certain marketing spend away from our assisted selling channel, which utilizes direct face-to-face selling across multiple retail chains and community and event venues. The investment in this channel has been reduced as we have focused on customer lifetime profitability and the maintenance of our strong cash flows in the consumer business.
The result of these initiatives has been to create a strong cash flow business which provides financial stability, as well as cost synergies and structural advantages to the portion of our business serving the growing small and medium business (SMB) market.
Services outside of the United States. We currently have operations in the United States, United Kingdom, and Canada and believe that our low-cost Internet based communications platform enables us to cost effectively deliver voice and messaging services to other locations throughout the world. In December 2014 we announced plans to exit the Brazilian market for consumer telephony services and wind down our joint venture operations in the country. The Company expects to complete this process by the end of the first quarter of 2015. This decision underscores the Company’s focus on providing UCaaS solutions to domestic consumers and SMBs, which offer higher investment return opportunities.
Small and Medium Business Customers
For our business customers, we provide innovative, cloud-based business communication solutions, comprised of integrated voice, text, video, data and mobile applications. Our products are enterprise-grade, however we focus on the small and medium sized business market, generally consisting of businesses with less than 1,000 users. Our products and services permit these customers to communicate with their customers and employees through any cloud-connected device, in any place, at any time. In November 2013 we acquired Vocalocity, Inc. (now rebranded Vonage Business Solutions) and in December 2014 we acquired Telesphere Networks, Ltd. These acquisitions position us as a leader in the high growth SMB market, with the ability to address the entire spectrum of SMB customers, from 1 to 1,000 seats. We now provide customers with multiple deployment options, designed to provide the reliability and quality of service they demand. Our Vonage Business Solutions customers subscribe to our cloud-based communication services, delivered through our proprietary platform. Our Vonage Business Solutions products are primarily sold through our direct sales channel and customers typically do not enter into term contracts. For larger customers that require guaranteed quality of service metrics in their service level agreements (SLAs), Telesphere offers carrier-grade performance and support for wireline and mobile devices to businesses over its private IP MPLS network, one of the largest in the nation. Telesphere’s cloud-based UCaaS services allow businesses of any size to utilize cutting edge voice, video, data and collaboration features of large enterprise systems without the often costly investment required with on-site equipment. Telesphere’s services are provided under initial three-year contracts.
Our Vonage Business Solutions products are generally sold through our direct sales channel. Our Telesphere products are generally sold through our network of authorized resellers and value-added distributors served either by national distributors or directly by us.

26     VONAGE ANNUAL REPORT 2014

Recent Developments
Acquisition of Telesphere. Pursuant to the Agreement and Plan of Merger (the “Telesphere Merger Agreement ”), dated November 4, 2014, by and among Vonage, Thunder Acquisition Corp., a Washington corporation and newly formed wholly owned subsidiary of Vonage (“Merger Sub”), Telesphere Networks Ltd. ("Telesphere"), and each of John Chapple and Gary O’Malley, as representative of the securityholders of Telesphere (collectively, the “Representative”). Pursuant to the Merger Agreement, on December 15, 2014, Merger Sub merged with and into Telesphere, and Telesphere became a wholly owned subsidiary of Vonage (the “Merger”).
Telesphere was acquired for $114,000, adjusted for $676 of excess cash as of the closing date and the decrease in value of the 6,825 shares of Vonage common stock from the signing date to the closing date of $241, resulting in a total acquisition cost of $114,435. We financed the transaction through $24,708 of cash (of which $3,610 was paid in January 2015) and $67,000 from our credit facility. The acquisition of Telesphere immediately positions Vonage as a leader in serving larger enterprises in the SMB hosted VoIP market.
Joint Venture in Brazil. In December 2014 we announced plans to exit the Brazilian market for consumer telephony services and wind down of our joint venture operations in the country. The Company expects to complete the process by the end of the first quarter of 2015.
We expect to avoid material operating losses in Brazil in 2015 and 2016 due to the significant planned incremental investment that would have been required to scale the business. In connection with the wind down, we incurred approximately $111 and $1,972 in cash and non-cash charges, respectively, in the fourth quarter of 2014 related to severance-related expenses and asset write downs. We estimate that we will incur approximately $500 in cash charges in the first quarter of 2015 related to contract terminations and severance-related expenses.
Trends in Our Industry and Key Operating Data

A number of trends in our industry have a significant effect on our results of operations and are important to an understanding of our financial statements.
Competitive landscape. We face intense competition from traditional telephone companies, wireless companies, cable companies, and alternative voice communication providers. Most traditional wireline and wireless telephone service providers and cable companies are substantially larger and better capitalized than we are and have the advantage of a large existing customer base. In addition, because our competitors provide other services, they often choose to offer VoIP services or other voice services as part of a bundle that includes other products, such as Internet access, cable television, and home telephone service, with an implied price for telephone service that may be significantly below ours. In addition, such competitors may in the future require new customers or existing customers making changes to their service to purchase voice services when purchasing high speed Internet access. Further, as wireless providers offer more minutes at lower prices, better coverage, and companion landline alternative services, their services have become more attractive to households as a replacement for wireline service. We also compete against alternative voice communication providers, such as magicJack, Skype, and Google Voice. Some of these service providers have chosen to sacrifice telephony revenue in order to gain market share and have offered their services at low prices or for free. As we continue to introduce applications that integrate different forms of voice and messaging services over multiple devices, we are facing competition from emerging competitors focused on similar integration, as well as from alternative voice communication providers. In addition, our competitors have partnered and may in the future partner with other competitors to offer products and services, leveraging their collective competitive positions. We also are subject to the risk of future disruptive technologies. In connection with our emphasis on the international long distance market, we face competition from low-cost international calling cards and VoIP providers in addition to traditional telephone companies, cable companies, and wireless companies. In connection with our Vonage Business Solutions SMB and SOHO markets, we face competition from the traditional telephone and cable companies discussed above, as well as from SMB communications providers such as 8x8, RingCentral, and other companies.
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
Regulation. Our business has developed in a relatively lightly regulated environment. The United States and other countries, however, are examining how VoIP services should be regulated. A November 2010 order by the FCC that permits states to impose state universal service fund obligations on VoIP service, discussed in Note 10 to our financial statements, is an example of efforts by regulators to determine how VoIP service fits into the telecommunications regulatory landscape. In addition to regulatory matters that directly address VoIP, a number of other regulatory initiatives could impact our business. One such regulatory initiative is net neutrality. In December 2010, the FCC adopted a revised set of net neutrality rules for broadband Internet service providers. These rules made it more difficult for broadband Internet service providers to block or discriminate against Vonage service. On January 14, 2014, the D.C. Circuit Court of Appeals vacated the anti-blocking and the unreasonable discrimination provisions of the rules. A vote on the new net neutrality rules currently is expected at the February 26, 2015 FCC meeting. In addition, on February 9, 2011, the FCC released a Notice of Proposed Rulemaking on reforming universal service and the intercarrier compensation (“ICC”) system that governs payments between telecommunications carriers primarily for terminating traffic. The FCC's adoption of an ICC proposal will impact Vonage's costs for telecommunications services. On October 27, 2011, the FCC adopted an order reforming universal service and ICC. The FCC order provides that VoIP originated calls will be subject to interstate access charges for long distance calls and reciprocal compensation for local calls that terminate to the public switched telephone network (“PSTN”). The termination charges for all traffic, including VoIP originated traffic, will transition over several years to a bill and keep arrangement (i.e., no termination charges). Numerous parties filed appeals of the FCC's ICC order. We believe that the order, if effected, will positively impact our costs over time. See also the discussion under "Regulation" in Note 10 to our financial statements for a discussion of regulatory issues that impact us.

27     VONAGE ANNUAL REPORT 2014

The table below includes key operating data that our management uses to measure the growth and operating performance of our business:

	For the Years Ended December 31,
	2014	2013	2012
Gross subscriber line additions	661,608	652,852	652,750
Change in net subscriber lines	(42,065)	9,392	(15,071)
Subscriber lines (at period end)	2,470,832	2,542,926	2,359,816
Average monthly customer churn	2.6%	2.5%	2.6%
Average monthly operating revenues per line	$28.89	$28.18	$29.89
Average monthly cost of telephony services per line	$7.71	$8.07	$9.12
Marketing costs per gross subscriber line addition	$341.77	$347.78	$325.61
Employees (excluding temporary help) (at period end)	1,400	1,243	983

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
Subscriber lines. Our subscriber lines include, as of a particular date, all paid subscriber lines from which a customer can make an outbound telephone call on that date. Our subscriber lines include fax lines and soft phones but do not include our virtual phone numbers or toll free numbers, which only allow inbound telephone calls to customers. Subscriber lines decreased by 42,065, which excludes a reduction of 78,949 subscriber lines associated with our extensions product for which we discontinued charging a fee and an increase of 48,920 subscriber lines from Telesphere prior to acquisition, from 2,542,926 as of December 31, 2013 to 2,470,832, as of December 31, 2014.
Average monthly customer churn. Average monthly customer churn for a particular period is calculated by dividing the number of customers that terminated during that period by the simple average number of customers during the period, and dividing the result by the number of months in the period. The simple average number of customers during the period is the number of customers on the first day of the period, plus the number of customers on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first 30 days after activation. Our average monthly customer churn increased to 2.6% for 2014 compared to 2.5% for 2013. The increases were due primarily to the higher early life churn rate of customers acquired through retail channels without a minimum service requirement, including assisted selling and community sales channels, which have increased as a percentage of our total customer base. Our average monthly customer churn decreased sequentially from 2.7% for the three months ended September 30, 2014 to 2.5% for the three months ended December 31, 2014 based in large measure on our decision to maximize customer value by focusing marketing spend on higher return channels and away from assisted selling channels, and was flat compared to the three months ended December 31, 2013. We monitor churn on a daily basis and use it as an indicator of the level of customer satisfaction. Other companies may calculate churn differently, and their churn data may not be directly comparable to ours. Customers who have been with us for a year or more tend to have a lower churn rate than customers who have not. In addition, our customers who are residential international callers generally churn at a lower rate than residential customers who are domestic callers. Customers with service period requirements tend to have a lower churn rate than customers without service period requirements. Similar trends are seen between customers obtained through retail sales, which generally do not include service period requirements, and those obtained through non-retail channels, which generally do include such service period requirements.  In addition, business customers generally churn at a lower rate than residential customers. Our churn will fluctuate over time due to economic conditions, competitive pressures, marketplace perception of our services, and our ability to provide high quality customer care and network quality and add future innovative products and services.
Average monthly operating revenues per line. Average monthly revenue per line for a particular period is calculated by dividing our total revenue for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. The simple average number of subscriber lines for the period is the number of subscriber lines on the first day of the period, plus the number of subscriber lines on the last day of the period, divided by two. Our average monthly revenue per line increased slightly to $28.89 for 2014 compared to $28.18 for 2013. This increase was due primarily to price increase and higher USF offset by discontinuation of charging for second extensions.
Average monthly cost of telephony services per line. Average monthly cost of telephony services per line for a particular period is calculated by dividing our cost of telephony services for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. We use the average monthly cost of telephony services per line to evaluate how effective we are at managing our costs of providing service. The Company has reclassified certain personnel and related costs for network operations and customer care that are attributable to revenue generating activities from selling, general and administrative expense to cost of telephony services for all periods presented. Our average monthly cost of telephony services per line decreased to $7.71 for 2014 compared to $8.07 for 2013, due primarily to the decrease in international usage costs.
Marketing cost per gross subscriber line addition. Marketing cost per gross subscriber line addition is calculated by dividing our marketing expense for a particular period by the number of gross subscriber line additions during the period. Marketing expense does not include the cost of certain customer acquisition activities, such as rebates and promotions, which are accounted for as an offset to revenues, or customer equipment subsidies, which are accounted for as cost of goods sold. As a result, it does not represent the full cost to us of obtaining a new customer. Our marketing cost per gross subscriber line addition decreased to $341.77 for 2014 from $347.78 in 2013, due to changes to our retail offers aimed at enhancing customer profitability and reducing customer churn, which resulted in a softening of gross subscriber line additions in our consumer business, partially offset by our investment in VBS.
Employees. Employees represent the number of personnel that are on our payroll and exclude temporary or outsourced labor.

28     VONAGE ANNUAL REPORT 2014

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
Customer equipment and shipping revenue consists of revenue from sales of customer equipment to our wholesalers or directly to customers and retailers. In addition, customer equipment and shipping revenues include revenues from the sale of VoIP telephones in order to access our small and medium business services. Customer equipment and shipping revenue also includes the fees, when collected, that we charge our customers for shipping any equipment to them.

OPERATING EXPENSES

Operating expenses consists of cost of telephony services, royalties, cost of goods sold, selling, general and administrative expense, marketing expense, depreciation and amortization, and loss from abandonment of software.
Cost of telephony services. Cost of telephony services primarily consists of fees that we pay to third parties on an ongoing basis in order to provide our services. These fees include:

>
Access charges that we pay to other telephone companies to terminate domestic and international calls on the public switched telephone network. These costs represented approximately 49% and 52% of our total cost of telephony services for 2014 and 2013, respectively, with a portion of these payments ultimately being made to incumbent telephone companies. When a Vonage subscriber calls another Vonage subscriber, we do not pay an access charge.

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

29     VONAGE ANNUAL REPORT 2014

enhanced emergency dialing capabilities to transmit 911 calls for all of our customers.

>	Taxes that we pay on our purchase of telecommunications services from our suppliers or imposed by government agencies such as Federal USF and related fees.

>	License fees for use of third party intellectual property.

>	The cost of certain network operations personnel and related expenses.

>	The cost of certain customer care personnel and related expenses.
Cost of goods sold. Cost of goods sold primarily consists of costs that we incur when a customer first subscribes to our service. These costs include:

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

>	Rent and related expenses.

>	Professional fees for legal, accounting, tax, public relations, lobbying, and development activities.

>	Acquisition related transaction and integration costs.

>	Litigation settlements.
Marketing expense. Marketing expense consists of:

>	Advertising costs, which comprise a majority of our marketing expense and include online, television, direct mail, alternative media, promotions, sponsorships, and inbound and outbound telemarketing.

>	Creative and production costs.

>	The costs to serve and track our online advertising.

>	Certain amounts we pay to retailers and internal and external sales people for activation commissions.

>	The cost associated with our customer referral program.
Depreciation and amortization expenses. Depreciation and amortization expenses include:

>	Depreciation of our network equipment, furniture and fixtures, and employee computer equipment.

>	Depreciation of Company-owned equipment in use at customer premises.

>	Amortization of leasehold improvements and purchased and developed software.

>	Amortization of intangible assets (developed technology, customer relationships, non-compete agreements, patents, trademarks and trade names).

>	Loss on disposal or impairment of property and equipment.
Loss from abandonment of software assets. Loss from abandonment of software assets include:

>	Impairment of investment in software assets.

OTHER INCOME (EXPENSE)

Other Income (Expense) consists of:

>	Interest income on cash and cash equivalents.

>	Interest expense on notes payable, patent litigation judgments and settlements, and capital leases.

>	Amortization of debt related costs.

>	Accretion of notes.

>	Realized and unrealized gains (losses) on foreign currency.

>	Gain (loss) on extinguishment of notes.

>	Realized gains (losses) on sale of marketable securities.

30     VONAGE ANNUAL REPORT 2014

RESULTS OF OPERATION

The following table sets forth, as a percentage of consolidated operating revenues, our consolidated statement of income for the periods indicated:

	For the Years Ended December 31,
	2014	2013	2012

Revenues	100%	100%	100%

Operating Expenses:
Cost of telephony services (excluding depreciation and amortization)	27	29	30
Cost of goods sold	4	5	5
Selling, general and administrative	31	29	25
Marketing	26	27	25
Depreciation and amortization	6	4	4
Loss from abandonment of software assets	—	—	3
	94	94	92
Income from operations	6	6	8
Other Income (Expense):
Interest income	—	—	—
Interest expense	(1)	(1)	(1)
Other expense, net	—	—	—
	(1)	(1)	(1)
Income before income tax expense	5	5	7
Income tax expense	(3)	(2)	(3)
Net income	2%	3%	4%
Plus: Net loss attributable to noncontrolling interest	—%	—%	—%
Net income attributable to Vonage	2%	3%	4%

31     VONAGE ANNUAL REPORT 2014

Summary of Results for the Years Ended December 31, 2014, 2013, and 2012

Revenues, Cost of Telephony Services and Cost of Good Sold	For the years ended December 31,			Dollar Change 2014 vs. 2013	Dollar Change 2013 vs. 2012	Percent Change 2014 vs. 2013	Percent Change 2013 vs. 2012
(in thousands, except percentages)	2014	2013	2012
Revenues	$868,953	$829,067	$849,114	$39,886	$(20,047)	5%	(2)%
Cost of telephony services (1)	232,053	237,294	259,224	(5,241)	(21,930)	(2)%	(8)%
Cost of goods sold	36,815	37,586	39,133	(771)	(1,547)	(2)%	(4)%

(1) Excludes depreciation and amortization of $19,330, $14,892, and $15,115, respectively.

2014 compared to 2013
Revenues. The increase in revenues of $39,886, or 5%, was primarily driven by an increase of $43,476 in monthly subscription fees primarily due to revenue of $70,132 from VBS, partially offset by rate plan mix and lower customer acquisitions on premium plans of $26,655. There was an increase in equipment and shipping revenue of $1,598 and an increase in overage in plan minutes of $2,136, which included $2,291 from VBS. In addition, there was a decrease in credits issued to subscribers of $1,389 and an increase of $1,179 in USF fees, which included an increase of $2,892 from VBS. These increases were offset by a decrease in international minutes of use revenue of $4,938, an increase in bad debt of $1,372, a decrease in additional features revenue of $1,722, and a decrease in fees that we charged for disconnecting our service of $925. There was also a decrease in our regulatory fee revenue of $1,228, which included an increase of $10,019 from VBS.
Cost of telephony services. The Company has reclassified certain personnel and related costs for network operations and customer care that are attributable to revenue generating activities from selling, general and administrative expense to cost of telephony services. The costs reclassified were $23,582 for the year ended December 31, 2013.
The decrease in cost of telephony services of $5,241, or 2%, was primarily driven by a decrease in international usage of $10,938 and a decrease in our network costs of $1,266, which includes costs for co-locating in other carriers’ facilities, leasing phone numbers, routing calls on the Internet, E-911 costs, and transferring calls to and from the Internet to the public switched telephone network. These decreases were offset by an increase in domestic termination costs of $856, which are costs that we pay other phone companies for terminating phone calls and an increase of USF and related fees imposed by government agencies of $1,231. There was also an increase of $4,484 in network operations and customer care personnel and related costs due to inclusion of VBS costs.
Cost of goods sold. The decrease in cost of goods sold of $771, or 2%, was primarily due to a decrease in equipment costs for our consumer customers due to lower new customer additions of $3,469 offset by an increase in customer equipment costs of $3,041 driven by VBS.

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
Cost of telephony services. The Company has reclassified certain personnel and related costs for network operations and customer care that are attributable to revenue generating activities from selling, general and administrative expense to cost of telephony services. The costs reclassified were $23,582 and $27,347 for the years ended December 31, 2013 and 2012, respectively.
The decrease in cost of telephony services of $21,930, or 8%, was primarily driven by a decrease in domestic termination costs of $1,290 due to improved termination rates, which are costs that we pay other phone companies for terminating phone calls, and fewer minutes of use and a decrease in our network costs of $5,962, which includes costs for co-locating in other carriers’ facilities, leasing phone numbers, routing calls on the Internet, E-911 costs, and transferring calls to and from the Internet to the public switched telephone network. There was also a decrease in other costs of $678, a decrease in international usage of $2,413 driven by improved termination rates, and a decrease of USF and related fees imposed by government agencies of $7,775. There was also a decrease of $3,766 in network operations and customer care personnel and related costs.
Cost of goods sold. The decrease in cost of goods sold of $1,547, or 4%, was primarily due to a decrease in waived activation fees for new customers of $5,566 due to lower direct customer adds, a decrease in shipping costs of $1,598, and a decrease in amortization costs on deferred customer equipment of $585, offset by an increase in customer equipment costs of $6,204 from additional customers from our retail expansion.

32     VONAGE ANNUAL REPORT 2014

Selling, General and Administrative	For the years ended December 31,			Dollar Change 2014 vs. 2013	Dollar Change 2013 vs. 2012	Percent Change 2014 vs. 2013	Percent Change 2013 vs. 2012
(in thousands, except percentages)	2014	2013	2012
Selling, general and administrative	$274,750	$238,720	$215,021	$36,030	$23,699	15%	11%

2014 compared to 2013
Selling, general and administrative. The Company has reclassified $23,582 of costs for the year ended December 31, 2013 related to certain personnel and related network operations and customer care costs attributable to revenue generating activities from selling, general and administrative expense to cost of telephony services.
For the year ended 2014 compared to the year ended 2013, general and administrative expense increased by $31,504 due to an increase in compensation and employee related expense of $18,198, an increase in customer care costs of $2,778 mainly from inclusion of VBS, and higher share based cost of $3,227. There was also an increase in credit card and ECP fees of $1,063, professional fees of $1,612, telecommunications expense of $551, and facility expense of $1,426. In addition, there was a change in settlement expense of $3,150 as last year included a benefit from resolution of an insurance claim for prior period legal fees of $2,300 and settlement expenses of $715. These increases were offset by a decrease in state and municipal taxes of $682.
For the year ended 2014 compared to the year ended 2013, selling expense increased by $4,526, including $5,434 due to an increase in the number of retail stores with assisted selling and commissions paid to retailers of $3,005, offset by a decrease of $3,361 due to reduction in kiosk locations and a decrease of $552 in product marketing.

2013 compared to 2012
Selling, general and administrative. The Company has reclassified $23,582 and $27,347 of costs for the years ended December 31, 2013 and 2012, respectively, related to certain personnel and related network operations and customer care costs attributable to revenue generating activities from selling, general and administrative expense to cost of telephony services.
For the year ended 2013 compared to the year ended 2012, general and administrative expense increased by $11,058 due mainly to higher share based cost of $5,868, an increase in compensation and employee related expense of $9,273 including expense from Vocalocity since the acquisition that closed on November 15, 2013, and an increase in professional fees of $1,798. There was also an increase in taxes of $2,082 and an increase in acquisition related costs of $2,768 related to the acquisition of Vocalocity, primarily related to professional fees. These increases were offset by a resolution of an insurance claim for prior period legal fees and settlement expenses of $2,300, lower customer care costs of $4,949, and a decrease in telecommunications expenses of $1,100. There was also a decrease in settlement cost of $972 and a decrease in other expense of $1,122.
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

Marketing	For the years ended December 31,			Dollar Change 2014 vs. 2013	Dollar Change 2013 vs. 2012	Percent Change 2014 vs. 2013	Percent Change 2013 vs. 2012
(in thousands, except percentages)	2014	2013	2012
Marketing	$226,121	$227,052	$212,540	$(931)	$14,512	—%	7%

2014 compared to 2013
Marketing. The decrease in marketing expense of $931, was primarily due to lower television advertising as we adjusted our media investment to optimize efficiency and changes to our retail offers aimed at enhancing customer profitability and reducing customer churn. These actions resulted in a softening of gross subscriber line additions in our consumer business partially offset by our investment in the VBS business. This decrease was offset by an increase in direct mail.

2013 compared to 2012
Marketing. The increase in marketing expense of $14,512, or 7%, as a result of our investment for the nationwide launch of BasicTalk included a portion of costs that were fixed and not variable with subscriber line additions.

Depreciation and Amortization	For the years ended December 31,			Dollar Change 2014 vs. 2013	Dollar Change 2013 vs. 2012	Percent Change 2014 vs. 2013	Percent Change 2013 vs. 2012
(in thousands, except percentages)	2014	2013	2012
Depreciation and amortization	$51,407	$36,066	$33,324	$15,341	$2,742	43%	8%

2014 compared to 2013
Depreciation and amortization. The increase in depreciation and amortization of $15,341, or 43%, was primarily due to an increase in intangibles amortization of $12,084 which included $12,552 acquisition-related intangibles for VBS, an increase in software amortization of $894, an increase in depreciation of network equipment, computer hardware, and furniture of $412, and impairment of $1,951 driven by Brazil closure.

2013 compared to 2012
Depreciation and amortization. The increase in depreciation and amortization of $2,742, or 8%, was primarily due to the amortization of acquisition-related intangibles of $2,483 and an increase in software amortization of $1,553 partially offset by lower depreciation of network equipment, computer hardware, and furniture of $1,295.

33     VONAGE ANNUAL REPORT 2014

Loss from abandonment of software assets	For the years ended December 31,			Dollar Change 2014 vs. 2013	Dollar Change 2013 vs. 2012	Percent Change 2014 vs. 2013	Percent Change 2013 vs. 2012
(in thousands, except percentages)	2014	2013	2,012
Loss from abandonment of software assets	$—	$—	$25,262	$—	$(25.262)	—%	(100)%

2014 compared to 2013
Loss from abandonment of software assets. None.

2013 compared to 2012
Loss from abandonment of software assets. The loss from abandonment of software assets of $25,262 in 2012 was due to the write-off of our investment in the Amdocs system, net of settlement amounts to the Company, during the second quarter of 2012.

Other Income (Expense)	For the years ended December 31,			Dollar Change 2014 vs. 2013	Dollar Change 2013 vs. 2012	Percent Change 2014 vs. 2013	Percent Change 2013 vs. 2012
(in thousands, except percentages)	2014	2013	2012
Interest income	$212	$307	$109	$(95)	$198	(31)%	182%
Interest expense	(6,823)	(6,557)	(5,986)	(266)	(571)	(4)%	(10)%
Other income (expense), net	11	(104)	(11)	115	(93)	111%	(845)%
	$(6,600)	$(6,354)	$(5,888)

2014 compared to 2013
Interest income. Interest income decreased $95, or 31%.
Interest expense. The increase in interest expense of $266, or 4%, was due mainly to the funds we borrowed from the 2013 Revolving Credit Facility in November 2013 in connection with the acquisition of Vocalocity and our refinancing in August 2014.
Other income (expense), net. Other income (expense), net increased by $115 in 2014 compared to 2013.

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
Other expense, net. Other expense, net increased by $93 in 2013 compared to 2012.

Income Tax Expense	For the years ended December 31,			Dollar Change 2014 vs. 2013	Dollar Change 2013 vs. 2012	Percent Change 2014 vs. 2013	Percent Change 2013 vs. 2012
(in thousands, except percentages)	2014	2013	2012
Income tax expense	$(21,760)	$(18,194)	$(22,095)	$(3,566)	$3,901	(20)%	18%
Effective tax rate	53%	39%	38%

We recognize income tax expense equal to pre-tax income multiplied by our effective income tax rate. In addition, adjustments are recorded for discrete period items related to stock compensation and changes to our state effective tax rate.
The provision also includes the federal alternative minimum tax and state and local income taxes in 2014, 2013, and 2012.
The effective tax rate is calculated by dividing income tax expense by income before income tax expense. In 2014, our effective tax rate was impacted by the effect of losses incurred in certain foreign jurisdictions for which we may not realize a tax benefit. The losses reduce our pre-tax income without a corresponding reduction in our tax expense, and therefore increase our effective tax rate.

As of December 31, 2014, we had net operating loss carry forwards for United States federal and state tax purposes, including the NOLs of Vocalocity as of the date of acquisition, of $639,981 and $214,238, respectively, expiring at various times from years ending 2013 through 2033. In addition, we had net operating loss carry forwards for Canadian tax purposes of $4,458 expiring through 2027. We also had net operating loss carry forwards for United Kingdom tax purposes of $44,853 with no expiration date.

34     VONAGE ANNUAL REPORT 2014

Net Income	For the years ended December 31,			Dollar Change 2014 vs. 2013	Dollar Change 2013 vs. 2012	Percent Change 2014 vs. 2013	Percent Change 2013 vs. 2012
(in thousands, except percentages)	2014	2013	2012
Net income	$19,447	$27,801	$36,627	$(8,354)	$(8,826)	(30)%	(24)%

2014 compared to 2013
Net Income. Based on the activity described above, our net income of $19,447 for the year ended December 31, 2014 decreased by $8,354, or 30%, from net income of $27,801 for the year ended December 31, 2013.

2013 compared to 2012
Net Income. Based on the activity described above, our net income of $27,801 for the year ended December 31, 2013 decreased by $8,826, or 24%, from net income of $36,627 for the year ended December 31, 2012.

Net loss attributable to noncontrolling interest	For the years ended December 31,			Dollar Change 2014 vs. 2013	Dollar Change 2013 vs. 2012	Percent Change 2014 vs. 2013	Percent Change 2013 vs. 2012
	2014	2013	2012
Net loss attributable to noncontrolling interest	$819	$488	$—	$331	$488	68%	100%

2014 compared to 2013
Net loss attributable to noncontrolling interest. The net loss attributable to noncontrolling interest of $819 for the year ended December 31, 2014 represented our joint venture partner's share of the net loss of a consolidated subsidiary in Brazil.

2013 compared to 2012
Net loss attributable to noncontrolling interest. The net loss attributable to noncontrolling interest of $488 for the year ended December 31, 2013 represented 30% of the net loss of a consolidated subsidiary in Brazil.

Net income attributable to Vonage	For the years ended December 31,			Dollar Change 2014 vs. 2013	Dollar Change 2013 vs. 2012	Percent Change 2014 vs. 2013	Percent Change 2013 vs. 2012
	2014	2013	2012
Net income attributable to Vonage	$20,266	$28,289	$36,627	$(8,023)	$(8,338)	(28)%	(23)%

2014 compared to 2013
Net Income attributable to Vonage. Based on the activity described above, our net income attributable to Vonage of $20,266 for the year ended December 31, 2014 decreased by $8,023, or 28%, from net income of $28,289 for the year ended December 31, 2013.

2013 compared to 2012
Net Income attributable to Vonage. Based on the activity described above, our net income attributable to Vonage of $28,289 for the year ended December 31, 2013 decreased by $8,338, or 23%, from net income of $36,627 for the year ended December 31, 2012.

35     VONAGE ANNUAL REPORT 2014

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

	For the quarter ended
(dollars in thousands, except operating data)	Mar 31, 2013	Jun 30, 2013	Sep 30, 2013	Dec 31, 2013	Mar 31, 2014	Jun 30, 2014	Sep 30, 2014	Dec 31, 2014

Revenues	$209,087	$204,776	$203,984	$211,220	$220,733	$218,882	$214,737	$214,601

Operating expenses:
Cost of telephony services (1) (2)	61,572	59,324	58,500	57,898	59,442	59,059	56,807	56,745
Cost of goods sold	8,878	9,217	9,535	9,956	9,739	9,450	9,205	8,421
Selling, general and administrative (2)	56,519	55,684	59,134	67,383	71,628	66,895	66,437	69,790
Marketing	51,669	58,330	59,133	57,920	57,264	59,003	58,305	51,549
Depreciation and amortization	7,975	8,205	8,459	11,427	12,338	12,459	12,346	14,264
	186,613	190,760	194,761	204,584	210,411	206,866	203,100	200,769
Income from operations	22,474	14,016	9,223	6,636	10,322	12,016	11,637	13,832
Other income (expense):
Interest income	37	74	97	99	91	31	37	53
Interest expense	(1,457)	(1,732)	(1,509)	(1,859)	(2,077)	(1,434)	(1,680)	(1,632)
Other, net	(39)	(17)	(15)	(33)	(13)	36	(2)	(10)
	(1,459)	(1,675)	(1,427)	(1,793)	(1,999)	(1,367)	(1,645)	(1,589)
Income before income tax expense	21,015	12,341	7,796	4,843	8,323	10,649	9,992	12,243
Income tax expense	(7,968)	(4,894)	(3,811)	(1,521)	(4,118)	(5,266)	(5,627)	(6,749)
Net income	13,047	7,447	3,985	3,322	4,205	5,383	4,365	5,494
Plus: Net loss attributable to noncontrolling interest	—	—	222	266	383	135	191	110
Net income attributable to Vonage	$13,047	$7,447	$4,207	$3,588	$4,588	$5,518	$4,556	$5,604
Net income attributable to Vonage per common share:
Basic	$0.06	$0.04	$0.02	$0.02	$0.02	$0.03	$0.02	$0.03
Diluted	$0.06	$0.03	$0.02	$0.02	$0.02	$0.02	$0.02	$0.03
Weighted-average common shares outstanding:
Basic	214,639	212,169	209,589	209,928	212,195	211,390	208,580	207,176
Diluted	223,202	219,837	217,059	219,600	225,187	221,002	217,176	214,349
Operating Data:
Gross subscriber line additions	148,003	155,412	174,670	174,767	191,413	172,346	159,708	138,141
Change in net subscriber line	(12,400)	2,541	10,738	8,513	12,503	(6,695)	(19,001)	(28,872)
Subscriber lines at end of period	2,347,416	2,349,957	2,360,695	2,542,926	2,555,429	2,548,734	2,529,733	2,470,832
Average monthly customer churn	2.5%	2.4%	2.6%	2.5%	2.6%	2.6%	2.7%	2.5%
Average monthly operating revenues per line	$29.61	$29.06	$28.87	$28.72	$28.86	$28.59	$28.19	$28.61
Average monthly costs of telephony services per line	$8.72	$8.42	$8.28	$7.87	$7.77	$7.71	$7.46	$7.57
Marketing costs per gross subscriber line additions	$349.11	$375.32	$338.54	$331.41	$299.16	$342.35	$365.07	$373.16
Employees at end of period	966	946	933	1,243	1,287	1,279	1,258	1,400

(1)
Excludes depreciation and amortization of $3,452, $3,510, $3,522, and $4,408 for the quarters ended March 31, June 30, September 30 and December 31, 2013, respectively, and $5,154, $5,098, $4,704, and $4,374 for the quarters ended March 31, June 30, September 30 and December 31, 2014, respectively.

(2)
Reflects amounts reclassified from selling, general and administrative expense to cost of telephony services of $6,391, $5,797, $5,618, and $5,776 for the quarters ended March 31, June 30, September 30 and December 31, 2013, respectively, and $6,825, $6,674, and $6,977 for the quarters ended March 31, June 30, September 30, 2014, respectively.

.

36     VONAGE ANNUAL REPORT 2014

LIQUIDITY AND CAPITAL RESOURCES

Overview
The following table sets forth a summary of our cash flows for the periods indicated:

	For the years ended December 31,
(dollars in thousands)	2014	2013	2012
Net cash provided by operating activities	$92,542	$88,243	$119,843
Net cash used in investing activities	(118,528)	(120,985)	(25,472)
Net cash provided by (used in) financing activities	(14,239)	21,891	(56,257)

For the three years ended December 31, 2014, 2013, and 2012 we generated income from operations. We expect to continue to balance efforts to grow our customer base while consistently achieving profitability. To grow our customer base, we continue to make investments in marketing and application development as we seek to launch new services, network quality and expansion, and customer care. Although we believe we will maintain consistent profitability in the future, we ultimately may not be successful and we may not achieve consistent profitability. We believe that cash flow from operations and cash on hand will fund our operations for at least the next twelve months.

Acquisition of Telesphere
Telesphere was acquired for $114,000, adjusted for $676 of excess cash as of the closing date and the decrease in value of the 6,825 shares of Vonage common stock from the signing date to the closing date of $241, resulting in a total acquisition cost of $114,435. We financed the transaction through $24,708 of cash (of which $3,610 was paid in January 2015) and $67,000 from our credit facility.

Acquisition of Vocalocity
Vocalocity was acquired for $130,000 adjusted for $2,869 of excess cash as of the closing date and the increase in value of the 7,983 shares of Vonage common stock from the signing date to the closing date of $1,298, resulting in a total acquisition cost of $134,167. We financed the transaction through $32,981 of cash and $75,000 from our credit facility.

August 2014 Financing
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
Outstanding amounts under the 2014 Credit Facility, at our option, will bear interest at:

>
LIBOR (applicable to one-, two-, three-, six-, or twelve-month periods) plus an applicable margin equal to 2.875% if our consolidated leverage ratio is less than 0.75 to 1.00, 3.125% if our consolidated leverage ratio is greater than or equal to 0.75 to 1.00 and less than 1.50 to 1.00, and 3.375% if our consolidated leverage ratio is greater than or equal to 1.50 to 1.00, payable on the last day of each relevant interest period or, if the interest period is longer than three months, each day that is three months after the first day of the interest period, or

>
the base rate determined by reference to the highest of (a) the federal funds effective rate from time to time plus 0.50% , (b) the prime rate of JPMorgan Chase Bank, N.A., and (c) the adjusted LIBO rate applicable to one month interest periods plus 1.00% , plus an applicable margin equal to 1.875% if our consolidated leverage ratio is less than 0.75 to 1.00, 2.125% if our consolidated leverage ratio is greater than or equal to 0.75 to 1.00 and less than 1.50 to 1.00, and 2.375% if our consolidated leverage ratio is greater than or equal to 1.50 to 1.00, payable on the last business day of each March, June, September, and December and the maturity date of the 2014 Credit Facility.

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

37     VONAGE ANNUAL REPORT 2014

Subject to certain restrictions and exceptions, the 2014 Credit Facility permits us to obtain one or more incremental term loans and/or revolving credit facilities in an aggregate principal amount of up to $60,000 plus an amount equal to repayments of the senior secured term loan upon providing documentation reasonably satisfactory to the administrative agent. The 2014 Credit Facility includes customary representations and warranties and affirmative covenants of the borrowers. In addition, the 2014 Credit Facility contains customary negative covenants, including, among other things, restrictions on the ability of us and our subsidiaries to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, consummate acquisitions, make investments, and pay dividends and other distributions. We must also comply with the following financial covenants:

>	a consolidated leverage ratio of no greater than 2.25 to 1.00;

>	a consolidated fixed coverage charge ratio of no less than 1.75 to 1.00 subject to adjustment to exclude up to $80,000 in specified restricted payments;

>	minimum cash of $25,000 including the unused portion of the revolving credit facility; and

>
maximum capital expenditures not to exceed $55,000 during any fiscal year, provided that the unused amount of any permitted capital expenditures in any fiscal year may be carried forward to the next following fiscal year.

In addition, annual excess cash flow up to $8,000 increases permitted capital expenditures.
The 2014 Credit Facility contains customary events of default that may permit acceleration of the debt. During the continuance of a payment default, interest will accrue at a default interest rate of 2% above the interest rate which would otherwise be applicable, in the case of loans, and at a rate equal to the rate applicable to base rate loans plus 2% , in the case of all other amounts.

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
State and Local Sales Taxes
We also have contingent liabilities for state and local sales taxes. As of December 31, 2014, we had a reserve of $3,125. If our ultimate liability exceeds this amount, it could affect our liquidity unfavorably. However, we do not believe it would significantly impair our liquidity.

Capital expenditures
For 2014, capital expenditures were primarily for the implementation of software solutions and purchase of network equipment as we continue to expand our network. Our capital expenditures for the year ended 2014 were $24,255, of which $11,819 was for software acquisition and development. The majority of these expenditures are comprised of investments in information technology and systems infrastructure, including an electronic data warehouse, online customer service, and customer management platforms. For 2015, we believe our capital and software expenditures will be approximately $30,000.
Operating Activities
Cash provided by operating activities increased to $92,542 during the year ended December 31, 2014 compared to $88,243 for the year ended December 31, 2013, primarily due to higher revenues and changes in working capital.
Changes in working capital requirements include changes in accounts receivable, inventory, prepaid and other assets, other assets, accounts payable, accrued and other liabilities, and deferred revenue and costs. Cash used for working capital increased by $7,962 during the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily due to the timing of payments.

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
Investing Activities
Cash used in investing activities for 2014 of $118,528 was attributable to the acquisition of Telesphere of $88,098, capital expenditures of $12,436, software acquisition and development of $11,819, and purchase of marketable securities of $7,170, offset by a decrease in restricted cash of $995 due primarily to the return of part of the security deposit on our leased office property in Holmdel, New Jersey.
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
Financing Activities
Cash used in financing activities for 2014 of $14,239 was primarily attributable to $41,666 in 2014 Credit Facility, 2013 Credit Facility, and 2013 revolving credit facility principal payments, $2,889 in capital lease and other liability payments, $49,338 in common stock repurchases, and $1,910 in 2014 Credit Facility debt related costs, partially offset by $67,000 borrowed under the 2014 revolving credit facility and $10,000 in proceeds from our 2014 Credit Facility, and $4,564 in net proceeds received from the exercise and cancellation of stock options.

38     VONAGE ANNUAL REPORT 2014

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

The table below summarizes our contractual obligations at December 31, 2014, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
(dollars in thousands)	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
	(unaudited)
Contractual Obligations:
2014 Credit Facility	$90,000	$20,000	$40,000	$30,000	$—
2014 Revolving Credit Facility	$67,000	—	—	67,000
Interest related to 2014 Credit Facility	6,760	2,769	3,532	459	—
Interest related to 2014 Revolving Credit Facility	7,916	2,250	4,519	1,147
Capital lease obligations	12,073	4,457	7,616	—	—
Operating lease obligations	15,167	4,487	4,558	4,280	1,842
Purchase obligations	234,390	128,809	85,577	20,004	—
Other obligations	1,419	—	416	717	286
Total contractual obligations	$434,725	$162,772	$146,218	$123,607	$2,128
Other Commercial Commitments:
Standby letters of credit	$3,311	$3,311	$—	$—	$—
Total contractual obligations and other commercial commitments	$438,036	$166,083	$146,218	$123,607	$2,128

Credit Facility. On August 13, 2014, we entered into a credit agreement (the “2014 Credit Facility”) consisting of a $100,000 senior secured term loan and a $125,000 revolving credit facility. See Note 6 in the notes to the consolidated financial statements.
Capital lease obligations. At December 31, 2014, we had capital lease obligations of $12,073 related to our corporate headquarters in Holmdel, New Jersey.
Operating lease obligations. At December 31, 2014, we had future commitments for operating leases for co-location facilities mainly in the United States that accommodate a portion of our network equipment, for kiosks leased in various locations throughout the United States, for office space leased for our London, United Kingdom office, for office space leased in Atlanta, Georgia for our Vonage Business Solutions office, for office space in Scottsdale, Arizona, Denver, Colorado, Minneapolis, Minnesota, and Murray, Utah for our Telesphere offices, for office space leased in Tel Aviv, Israel for application development, and for apartment space leased in New Jersey for certain executives.
Purchase obligations. The purchase obligations reflected above are primarily commitments to vendors who will provide local inbound, customer care, carrier operation, networks and telephone related services, process our credit card billings, license patents to us, sell us communication devices, supply us energy, provide marketing infrastructure and services, and partner with us in international operations. In certain cases, we may terminate these arrangements early upon payment of specified fees. These amounts do not represent our entire anticipated purchases in the future, but represent only those items for which we are contractually committed. We also purchase products and services as needed with no firm commitment. For this reason, the amounts presented do not provide a reliable indicator of our expected future cash outflows or changes in our expected cash position. See also Note 10 to our consolidated financial statements.

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

>
assumptions used for the purpose of determining share-based compensation using the Black-Scholes option pricing model and Monte Carlo simulation model (“Models”), and various other assumptions that we believe to be reasonable; the key inputs for these Models include our stock price at valuation date, exercise price, the dividend yield, risk-free interest

39     VONAGE ANNUAL REPORT 2014

rate, life in years, and historical volatility of our common stock; and

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
Customer equipment and shipping revenues consist of revenues from sales of customer equipment to wholesalers or directly to customers for replacement devices, or for upgrading their device at the time of customer sign-up for which we charge an additional fee. In addition, customer equipment and shipping revenues include revenues from the sale of VoIP telephones in order to access our small and medium business services on a net basis rather than a gross basis. Customer equipment and shipping revenues also include the fees that customers are charged for shipping their customer equipment to them. Customer equipment and shipping revenues include sales to our retailers, who subsequently resell this customer equipment to customers. Revenues are reduced for payments to retailers and rebates to customers, who purchased their customer equipment through these retailers, to the extent of customer equipment and shipping revenues. In addition, customer equipment and shipping revenues include revenues from the sale of VoIP telephones in order to access our small and medium business services.
Inventory
Inventory consists of the cost of customer equipment and is stated at the lower of cost or market, with cost determined using the average cost method. We provide an inventory allowance for customer equipment that has been returned by customers but may not be able to be reissued to new customers or returned to the manufacturer for credit.
Goodwill and Purchased-Intangible Assets
Goodwill acquired in acquisition of a business is accounted for based upon the excess fair value of consideration transferred over the fair value of net assets acquired in the business combination. Goodwill is tested for impairment on an annual basis on October 1st and, when specific circumstances dictate, between annual tests. When impaired, the carrying value of goodwill is written down to fair value. The goodwill impairment test involves evaluating qualitative information to determine if it is more than 50% likely that the fair value of a reporting unit is less than its carrying value in determining if the traditional two-step goodwill impairment test described below must be applied. The first step, identifying a potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. The second step, measuring the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Any excess of the reporting unit goodwill carrying value over the respective implied fair value is recognized as an impairment loss. There was no impairment of goodwill for the year ended December 31, 2014.
Purchased-intangible assets are accounted for based upon the fair value of assets received. Purchased-intangible assets are amortized on a straight-line or accelerated basis over the periods of benefit, ranging from two to ten years. We perform a review of purchased-intangible assets whenever events or changes in circumstances indicate that the useful life is shorter than we had originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, we assess the recoverability of purchased-intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life of the asset is shorter than originally estimated, we accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. There was no impairment of purchased-intangible assets identified for the years ended December 31, 2014, 2013, or 2012.
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

40     VONAGE ANNUAL REPORT 2014

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
Net Operating Loss Carryforwards
As of December 31, 2014, we had NOLs for United States federal and state tax purposes, including the NOLs of Vocalocity as of the date of acquisition, of $639,981 and $214,238, respectively, expiring at various times from years ending 2013 through 2033. In addition, we had NOLs for Canadian tax purposes of $4,458 expiring through 2027. We also had NOLs for United Kingdom tax purposes of $44,853 with no expiration date.
Under Section 382 of the Internal Revenue Code, if we undergo an “ownership change” (generally defined as a greater than 50% change (by value) in our equity ownership over a three-year period), our ability to use our pre-change of control NOLs and other pre-change tax attributes against our post-change income may be limited. The Section 382 limitation is applied annually so as to limit the use of our pre-change NOLs to an amount that generally equals the value of our stock immediately before the ownership change multiplied by a designated federal long-term tax-exempt rate. At December 31, 2014, there were no limitations on the use of our NOLs except for the NOLs of Vocalocity as of the date of acquisition.

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
We prepared a sensitivity analysis to determine the impact of hypothetical changes foreign currency exchange rates have on our results of operations. The foreign currency rate analysis assumed a uniform movement in currencies by 10% relative to the U.S. Dollar on our results. Based upon the results of this analysis, a 10% change in currency rates would have resulted in an increase or decrease in our earnings for the year ended December 31, 2014 of approximately $500.
Interest Rate and Debt Risk
Our exposure to market risk for changes in interest rates primarily relates to our long-term debt.
Our 2014 Credit Facility consists of a $100,000 senior secured term loan and a $125,000 revolving credit facility. We are exposed to interest rate risk since amounts payable under the 2014 Credit Facility, at our option, bear interest at:

>
LIBOR (applicable to one-, two-, three- or six-month periods) plus an applicable margin equal to 2.875% if our consolidated leverage ratio is less than 0.75 to 1.00, 3.125% if our consolidated leverage ratio is greater than or equal to 0.75 to 1.00 and less than 1.50 to 1.00, and 3.375% if our consolidated leverage ratio is greater than or equal to 1.50 to 1.00, payable on the last day of each relevant interest period or, if the interest period is longer than three months, each day that is three months after the first day of the interest period, or

>
the base rate determined by reference to the highest of (a) the federal funds effective rate from time to time plus 0.50%, (b) the prime rate of JPMorgan Chase Bank, N.A., and (c) the adjusted LIBO rate applicable to one month interest periods plus 1.00%, plus an applicable margin equal to 1.875% if our consolidated leverage ratio is less than 0.75 to 1.00, 2.125% if our consolidated leverage ratio is greater than or equal to 0.75 to 1.00 and less than 1.50 to 1.00, and 2.375% if our consolidated leverage ratio is greater than or equal to 1.50 to 1.00, payable on the last business day of each March, June, September, and December and the maturity date of the 2014 Credit Facility.

As of December 31, 2014, if the interest rate on our variable rate debt changed by 1% on our 2014 Credit Facility, our annual debt service payment would change by approximately $900. As of December 31, 2014, if the interest rate on our variable rate debt changed

41     VONAGE ANNUAL REPORT 2014

by 1% on our 2014 Revolving Credit Facility, our annual debt service payment would change by approximately $700.

ITEM 8. Financial Statements and Supplementary Data

The information required by this Item is contained on pages F-1 through F-32 of this Annual Report on Form 10-K and incorporated herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
N/A.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting.
February 13, 2015
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
We acquired Telesphere in December 2014. Our management has excluded the operations of this business from our evaluation of, and conclusion regarding, the effectiveness of our internal control over financial reporting as of December 31, 2014. This business represents 2% and 0.2% of our total assets and revenues, respectively, as of December 31, 2014. Our management plans to fully integrate the operations of this business into its assessment of the effectiveness of our internal control over financial reporting in 2015.
Based on our assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting is effective based on those criteria.

42     VONAGE ANNUAL REPORT 2014

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears on page F-3.

/s/ ALAN MASAREK	/s/ DAVID PEARSON
Alan Masarek Director, Chief Executive Officer	David T. Pearson Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Officer)

Report of the Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.
See Report of Independent Registered Public Accounting Firm on page F-3.
Changes in Internal Control Over Financial Reporting
There were no changes to controls during the quarter ended December 31, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. Other Information
None.

43     VONAGE ANNUAL REPORT 2014

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance
 The discussion under the headings “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Director Nomination Process”, “Corporate Governance – Board Committees – Audit Committee”, and “Executive Officers of Vonage” in our Proxy Statement for the 2015 Annual Meeting of Stockholders is hereby incorporated by reference.
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

ITEM 11. Executive Compensation

The discussion under the headings “Compensation”, “Director Compensation”, “Corporate Governance – Compensation Committee Interlocks and Insider Participation”, and “Corporate Governance – Compensation Committee Report” in our Proxy Statement for the 2015 Annual Meeting of Stockholders is hereby incorporated by reference.

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

Statement for the 2015 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The discussion under the headings “Election of Directors – Transactions with Related Persons”, and “Corporate Governance –

Board Determination of Independence” in our Proxy Statement for the 2015 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 14. Principal Accountant Fees and Services

The discussion under the heading “Ratification of Independent Registered Public Accounting Firm” in our

Proxy Statement for the 2015 Annual Meeting of Stockholders is hereby incorporated by reference.

44     VONAGE ANNUAL REPORT 2014

PART IV

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Vonage Holdings Corp.
Holmdel, New Jersey 07733
The audits referred to in our report dated February 13, 2015 relating to the consolidated financial statements of Vonage Holdings Corp., which is contained in Item 8 of this Form 10-K also included the audit of the financial statement schedule listed in the accompanying index. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.
In our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/s/ BDO USA, LLP
Woodbridge, New Jersey
February 13, 2015

45     VONAGE ANNUAL REPORT 2014

ITEM 15. Exhibits, Financial Statement Schedules
(a)
(1) Financial Statements. The index to our financial statements is found on page F-1 of this Form 10-K.
(2) Financial Statement Schedule. Schedule II—Valuation and Qualifying Accounts is as follows:

	Balance at Beginning of Period	Additions			Less Deductions	Other		Balance at End of Period
		Revenue	Expense
Allowance for Doubtful Accounts:
Year ended December 31, 2014	$683	$117	$(193)		$—	$—		$607
Year ended December 31, 2013	753	186	(256)		—	—		683
Year ended December 31, 2012	591	(764)	926		—	—		753
Inventory Obsolescence
Year ended December 31, 2014	$229	$—	$757		$(805)	$—		$181
Year ended December 31, 2013	268	—	663		(702)	—		229
Year ended December 31, 2012	269	—	527		(528)	—		268
Valuation Allowance for Deferred Tax
Year ended December 31, 2014	$16,922	$—	$4,865	(1)	$—	$(4,336)	(2)	17,451
Year ended December 31, 2013	12,590	—	(4)	(1)	—	4,336	(3)	16,922
Year ended December 31, 2012	17,683	—	(5,093)	(1)	—	—		12,590

(1)	Amounts charged (credited) to expense represent change in valuation allowance.

(2)	Represents reversal of estimated valuation allowance on Vocalocity's deferred tax assets at date of acquisition.

(3)	Represents estimated valuation allowance on Vocalocity's deferred tax assets at date of acquisition.

(3) Exhibits.

46     VONAGE ANNUAL REPORT 2014

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger, dated October 9, 2013, by and among Vonage, Vista Merger Corp., Vocalocity and the Representative (15).
2.2	Agreement and Plan of Merger, dated November 4, 2014, by and among Vonage, Thunder Acquisition Corp., Telesphere and the Representative (28)
3.1	Restated Certificate of Incorporation of Vonage Holdings Corp.(4)
3.2	Second Amended and Restated By-laws of Vonage Holdings Corp.(9)
4.1	Form of Certificate of Vonage Holdings Corp. Common Stock(3)
4.2
Tax Benefits Preservation Plan, dated as of June 7, 2012, by and between Vonage Holdings Corp. and American Stock Transfer & Trust Company, LLC, as Rights Agent, including as Exhibit A the form of Certificate of Designation of the Company's Series A Participating Preferred Stock and as Exhibit B the forms of Right Certificate and of Election to Purchase (20)

10.1	2001 Stock Incentive Plan of Vonage Holdings Corp.(1)*
10.2	Form of Nonqualified Stock Option Agreement for Employees under the 2001 Stock Incentive Plan(1)*
10.3	Form of Nonqualified Stock Option Agreement for Outside Directors under the 2001 Stock Incentive Plan(1)*
10.4	Vonage Holdings Corp. 2006 Incentive Plan (Amended and Restated through June 6, 2013)(13)*
10.5	Form of Restricted Stock Unit Agreement under the Vonage Holdings Corp. 2006 Incentive Plan(6)*
10.6	Form of Nonqualified Stock Option Agreement under the Vonage Holdings Corp. 2006 Incentive Plan(16)*
10.7	Form of Restricted Stock Agreement under the Vonage Holdings Corp. 2006 Incentive Plan(6)*
10.8	Form of Restricted Stock Agreement for Non-Executive Directors under the Vonage Holdings Corp. 2006 Incentive Plan (10)*
10.9	Form of Nonqualified Stock Option Agreement for Non-Executive Directors (Quarterly Grants) under the Vonage Holdings Corp. 2006 Incentive Plan (10)*
10.10	Form of Nonqualified Stock Option Agreement for Non-Executive Directors (Sign-on Grant) under the Vonage Holdings Corp. 2006 Incentive Plan (10)*
10.11	Vonage Holdings Corp. 401(k) Retirement Plan(1)*
10.12	Lease Agreement, dated March 24, 2005, between 23 Main Street Holmdel Associates LLC and Vonage USA Inc.(1)
10.13	Second Amended and Restated Employment Agreement dated April 3, 2014 between Vonage Holdings Corp. and Marc P. Lefar(18)*
10.14	Indemnification Agreement dated as of July 29, 2008 by and between Vonage Holdings Corp. and Marc. P. Lefar(9)*
10.15	Amended and Restated Non-Compete Agreement dated as of October 17, 2008 by and between Vonage Holdings Corp. and Jeffrey A. Citron(11)
10.16	Form of Nonqualified Stock Option Agreement for Jeffrey A. Citron under the Vonage Holdings Corp. 2006 Incentive Plan(9)*
10.17	Letter Agreement, dated February 6, 2012, between Vonage Holdings Corp. and Graham McGonigal(19)*
10.18	Employment Agreement dated as of April 25, 2013 by and between Vonage Holdings Corp. and David T. Pearson (25)*
10.19	Letter Agreement dated as of October 9, 2013 by and between Vonage Holdings Corp. and Wain Kellum (27)*
10.20	Employment Agreement dated as of December 2, 2013 by and between Vonage Holdings Corp. and Joseph Redling (27)*
10.21	Letter Agreement, dated November 19, 2008, between Vonage Holdings Corp. and Michael A. Tempora(12)*
10.22	Amendment to Letter Agreement, dated December 23, 2010, between Vonage Holdings Corp. and Michael A. Tempora(17)*
10.23	Letter Agreement, dated July 15, 2009, between Vonage Holdings Corp. and Kurt Rogers(14)*
10.24	Amendment to Letter Agreement, dated December 22, 2010, between Vonage Holdings Corp. and Kurt Rogers(17)*
10.25	Second Amendment to Letter Agreement, dated March 27, 2012, between Vonage Holdings Corp. and Kurt Rogers(19)*
10.26	Amendment to Letter Agreement between Vonage Holdings Corp. and Kurt Rogers (24)
10.27	Letter Agreement, dated June 25, 2012, between Vonage Holdings Corp. and Barbara Goodstein(22)*
10.28	Non-Executive Director Compensation Program (27)*
10.29	Form of Indemnification Agreement between Vonage Holdings Corp. and its directors and certain officers(7)*
10.30	Employment Agreement dated as of October 6, 2014 by and between Vonage Holdings Corp. and Alan Masarek (31)*
10.31	Letter Agreement dated as of September 18, 2014 by and between Vonage Holdings Corp. and Pablo Calamera (29)*
10.32	Letter Agreement dated as of November 4, 2014 by and between Vonage Holdings Corp. and Clark Peterson (31)*
10.33	Settlement Agreement, dated July, 30, 2012, by and among Vonage Network LLC, Amdocs Software Systems Limited, and Amdocs, Inc. (21)
10.34†	Stock Option Cancellation Agreement, dated February 19, 2013, between Vonage Holdings Corp. and Marc P. Lefar (23)
10.35	Settlement and Patent License Agreement, dated December 21, 2007, between Vonage Holdings Corp. and AT&T Corp.(8)
10.36†
Route Management Services Addendum (the “Addendum”), by and between Vonage America Inc., a wholly-owned subsidiary of Vonage Holdings Corp., and Tata Communications (America) Inc., effective as of July 1, 2013. (25)

47     VONAGE ANNUAL REPORT 2014

Exhibit Number	Description of Exhibit
10.37
Credit Agreement, dated as of July 29, 2011 among Vonage Holdings Corp. and Vonage America Inc., as borrowers, various lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, and RBS Citizens, N.A., as Syndication Agent.(30)

10.38
Amendment No. 1, dated February 11, 2013, by and among Vonage America Inc. and Vonage Holdings Corp., as borrowers, various lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent, under that certain Credit Agreement dated as of July 29, 2011 by and among the Borrowers, the Lenders and the Administrative Agent (24)

10.39
Amendment No. 2, dated July 26, 2013, by and among Vonage America Inc. and Vonage Holdings Corp., as borrowers, various lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent, under that certain Credit Agreement dated as of July 29, 2011 by and among the Borrowers, the Lenders and the Administrative Agent (26)

10.40
Credit Agreement, dated August 13, 2014, by and among Vonage America Inc. and Vonage Holdings Corp., as borrowers, various lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent, Citizens Bank, N.A., as Syndication Agent, and Silicon Valley Bank and Suntrust Bank, as Documentation Agents (29)

10.41	Form of Restricted Stock Unit Agreement for Vocalocity Executives under the Vonage Holdings Corp. 2006 Incentive Plan(27)*
21.1	List of Subsidiaries of Vonage Holdings Corp.(31)
23.1	Consent of BDO USA, LLP, independent registered public accounting firm(31)
31.1	Certification of our Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(31)
31.2	Certification of our Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(31)
32.1	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(31)

(1)	Incorporated by reference to Amendment No. 1 to Vonage Holdings Corp.’s Registration Statement on Form S-1 (File No. 333-131659) filed on April 7, 2006.

(2)	Incorporated by reference to Amendment No. 4 to Vonage Holdings Corp.’s Registration Statement on Form S-1 (File No. 333-131659) filed on April 28, 2006.

(3)	Incorporated by reference to Amendment No. 5 to Vonage Holdings Corp.’s Registration Statement on Form S-1 (File No. 333-131659) filed on May 8, 2006.

(4)	Incorporated by reference to Vonage Holdings Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on August 4, 2006.

(5)	Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on November 14, 2006.

(6)	Incorporated by reference to Vonage Holding Corp.’s Annual Report on Form 10-K (File No. 001-32887) filed on April 17, 2007.

(7)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on November 14, 2007.

(8)	Incorporated by reference to Vonage Holding Corp.’s Annual Report on Form 10-K (File No. 001-32887) filed on March 17, 2008.

(9)	Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on August 4, 2008.

(10)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on August 11, 2008.

(11)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on November 10, 2008.

(12)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on August 6, 2009.

(13)	Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on June 6, 2013.

(14)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on November 6, 2009.

(15)	Incorporated by reference to the Current Report on Form 8-K (File No. 001-32887) filed by on October 10, 2013.

(16)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on May 7, 2010.

(17)	Incorporated by reference to Vonage Holding Corp.’s Annual Report on Form 10-K (File No. 001-32887) filed on February 17, 2011

(18)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on July 31, 2014.

(19)	Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 10-Q (File No. 001-32887) filed on May 3, 2012.

(20)	Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on June 8, 2012.

(21)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on November 1, 2012.

(22)	Incorporated by reference to Vonage Holding Corp.’s Annual Report on Form 10-K (File No. 001-32887) filed on February 13, 2013.

(23)	Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on February 21, 2013.

(24)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on May 1, 2013.

(25)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on July 31, 2013.

(26)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on November 6, 2013.

(27)	Incorporated by reference to Vonage Holding Corp.’s Annual Report on Form 10-K (File No. 001-32887) filed on February 13, 2014.

(28)	Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on November 5, 2014.

(29)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on November 5, 2014.

(30)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on August 4, 2011.

48     VONAGE ANNUAL REPORT 2014

(31)	Filed herewith.

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
(c) Financial Statement Schedule
Report of Independent Registered Public Accounting Firm
Schedule II – Valuation and Qualifying Accounts.

49     VONAGE ANNUAL REPORT 2014

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Holmdel, State of New Jersey, on February 13, 2015.

VONAGE HOLDINGS CORP.

Dated:	February 13, 2015	By:	/S/ DAVID PEARSON
David Pearson
David T. Pearson Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

50     VONAGE ANNUAL REPORT 2014

Signature	Title	Date

/S/ ALAN MASAREK	Director, Chief Executive Officer	February 13, 2015
Alan Masarek	(principal executive officer)

/S/ DAVID T. PEARSON	Chief Financial Officer	February 13, 2015
David T. Pearson	and Treasurer (principal financial officer and principal accounting officer)

/S/ JEFFREY A. CITRON	Director, Chairman	February 13, 2015
Jeffrey A. Citron

/S/ NAVEEN CHOPRA	Director	February 13, 2015
Naveen Chopra

/S/ MORTON DAVID	Director	February 13, 2015
Morton David

/S/ STEPHEN FISHER	Director	February 13, 2015
Stephen Fisher

/S/ CAROLYN KATZ	Director	February 13, 2015
Carolyn Katz

/S/ MICHAEL A. KRUPKA	Director	February 13, 2015
Michael A. Krupka

/S/ DAVID C. NAGEL	Director	February 13, 2015
David C. Nagel

/S/ JOHN J. ROBERTS	Director	February 13, 2015
John J. Roberts

/S/ MARGARET M. SMYTH	Director	February 13, 2015
Margaret M. Smyth

/S/ CARL SPARKS	Director	February 13, 2015
Carl Sparks

51     VONAGE ANNUAL REPORT 2014

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Vonage Holdings Corp.
Holmdel, New Jersey
We have audited the accompanying consolidated balance sheets of Vonage Holdings Corp. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity (deficit) and redeemable noncontrolling interest and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vonage Holdings Corp. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vonage Holdings Corp.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2015 expressed an unqualified opinion thereon.
/s/    BDO USA, LLP
Woodbridge, New Jersey
February 13, 2015

F-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Vonage Holdings Corp.
Holmdel, New Jersey
We have audited Vonage Holdings Corp.’s (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A. Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting”, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Telesphere Networks Ltd., which was acquired on December 15, 2014, and which is included in the consolidated balance sheets of Vonage Holdings Corp. as of December 31, 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity (deficit) and redeemable noncontrolling interest and cash flows for the year then ended. Telesphere Networks Ltd. constituted 2% of total assets as of December 31, 2014 and 0.2% of revenues for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Telesphere because of the timing of the acquisition which was completed on December 15, 2014. Our audit of internal control over financial reporting of Vonage Holdings Corp. also did not include an evaluation of the internal control over financial reporting of Telesphere Networks Ltd.
In our opinion, Vonage Holdings Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vonage Holdings Corp. as of December 31, 2014 and 2013 and the related consolidated statements of income, comprehensive income, stockholders’ equity (deficit) and redeemable noncontrolling interest, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 13, 2015 expressed an unqualified opinion thereon.
/s/    BDO USA, LLP
Woodbridge, New Jersey
February 13, 2015

F-3     VONAGE ANNUAL REPORT 2014

VONAGE HOLDINGS CORP. CONSOLIDATED BALANCE SHEETS
VONAGE HOLDINGS CORP. CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$40,797	$84,663
Marketable securities	7,162	—
Accounts receivable, net of allowance of $607 and $683, respectively	17,990	19,649
Inventory, net of allowance of $181 and $229, respectively	10,081	10,584
Deferred customer acquisition costs, current	4,854	4,991
Deferred tax assets, current	21,849	18,361
Prepaid expenses and other current assets	12,665	16,892
Total current assets	115,398	155,140
Property and equipment, net	49,630	52,243
Goodwill	191,262	83,627
Software, net	18,624	20,557
Deferred customer acquisition costs, non-current	87	193
Debt related costs, net	2,151	1,313
Restricted cash	3,405	4,405
Intangible assets, net	59,907	76,850
Deferred tax assets, non-current	227,090	246,539
Other assets	7,748	1,882
Total assets	$675,302	$642,749
Liabilities and Stockholders’ Equity
Liabilities
Current liabilities:
Accounts payable	$42,564	$49,867
Accrued expenses	84,196	81,127
Deferred revenue, current portion	35,570	36,899
Current maturities of capital lease obligations	3,365	2,889
Current portion of notes payable	20,000	23,333
Total current liabilities	185,695	194,115
Indebtedness under revolving credit facility	67,000	75,000
Notes payable, net of current portion	70,000	23,333
Deferred revenue, net of current portion	855	436
Capital lease obligations, net of current maturities	6,836	10,201
Other liabilities, net of current portion in accrued expenses	1,419	1,628
Total liabilities	331,805	304,713
Commitments and Contingencies	—	—
Redeemable noncontrolling interest	—	(38)
Stockholders’ Equity
Common stock, par value $0.001 per share; 596,950 shares authorized at December 31, 2014 and December 31, 2013; 262,423 and 246,741 shares issued at December 31, 2014 and December 31, 2013, respectively; 211,994 and 212,339 shares outstanding at December 31, 2014 and December 31, 2013, respectively	264	247
Additional paid-in capital	1,184,662	1,136,289
Accumulated deficit	(677,675)	(697,941)
Treasury stock, at cost, 50,429 shares at December 31, 2014 and 34,402 shares at December 31, 2013	(159,775)	(101,040)
Accumulated other comprehensive (loss) income	(3,131)	519
Noncontrolling interest	(848)	—
Total stockholders’ equity	343,497	338,074
Total liabilities and stockholders’ equity	$675,302	$642,749

The accompanying notes are an integral part of these financial statements

F-4     VONAGE ANNUAL REPORT 2014

VONAGE HOLDINGS CORP. CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
(In thousands, except per share amounts)	2014	2013	2012

Revenues	$868,953	$829,067	$849,114

Operating Expenses:
Cost of telephony services (excluding depreciation and amortization of $19,330, $14,892, and $15,115, respectively)	232,053	237,294	259,224
Cost of goods sold	36,815	37,586	39,133
Selling, general and administrative	274,750	238,720	215,021
Marketing	226,121	227,052	212,540
Depreciation and amortization	51,407	36,066	33,324
Loss from abandonment of software assets	—	—	25,262
	821,146	776,718	784,504
Income from operations	47,807	52,349	64,610
Other Income (Expense):
Interest income	212	307	109
Interest expense	(6,823)	(6,557)	(5,986)
Other expense, net	11	(104)	(11)
	(6,600)	(6,354)	(5,888)
Income before income tax expense	41,207	45,995	58,722
Income tax expense	(21,760)	(18,194)	(22,095)
Net income	19,447	27,801	36,627
Plus: Net loss attributable to noncontrolling interest	819	488	—
Net income attributable to Vonage	$20,266	$28,289	$36,627
Net income attributable to Vonage per common share:
Basic	$0.10	$0.13	$0.16
Diluted	$0.09	$0.13	$0.16
Weighted-average common shares outstanding:
Basic	209,822	211,563	224,264
Diluted	219,419	220,520	232,633

The accompanying notes are an integral part of these financial statements

F-5     VONAGE ANNUAL REPORT 2014

VONAGE HOLDINGS CORP. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the years ended December 31,
(In thousands)	2014	2013	2012
Net income	$19,447	$27,801	$36,627
Other comprehensive (loss) income:
Foreign currency translation adjustment	(3,633)	(2,058)	335
Unrealized loss on available-for-sale securities	(8)	—	—
Total other comprehensive (loss) income	(3,641)	(2,058)	335
Comprehensive income	15,806	25,743	36,962
Comprehensive loss attributable to noncontrolling interest:
Add: Net loss	(819)	(488)	—
Foreign currency translation adjustment	9	(5)	—
Total comprehensive loss attributable to noncontrolling interest	(810)	(493)	—
Comprehensive income attributable to Vonage	$16,616	$26,236	$36,962

The accompanying notes are an integral part of these financial statements

F-6     VONAGE ANNUAL REPORT 2014

VONAGE HOLDINGS CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(In thousands)	2014	2013	2012
Cash flows from operating activities:
Net income	$19,447	$27,801	$36,627
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization and impairment charges	34,464	31,208	30,949
Amortization of intangibles	16,943	4,858	2,375
Loss from abandonment of software assets	—	—	25,262
Deferred tax expense (benefit)	19,128	16,795	19,488
Allowance for doubtful accounts	(193)	(256)	926
Allowance for obsolete inventory	757	663	527
Amortization of debt related costs	1,072	1,515	1,235
Share-based expense	21,070	17,843	11,975
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	4,887	1,236	(3,461)
Inventory	36	(5,835)	748
Prepaid expenses and other current assets	4,106	(662)	1,345
Deferred customer acquisition costs	230	621	(66)
Other assets	(5,790)	1,970	(788)
Accounts payable	(8,454)	(26,335)	7,801
Accrued expenses	(13,042)	17,869	(10,719)
Deferred revenue	(1,910)	(1,111)	(3,517)
Other liabilities	(209)	63	(864)
Net cash provided by operating activities	92,542	88,243	119,843
Cash flows from investing activities:
Capital expenditures	(12,436)	(9,889)	(13,763)
Purchase of marketable securities	(7,170)	—	—
Acquisition and development of software assets	(11,819)	(12,291)	(12,987)
Acquisition of business, net of cash acquired	(88,098)	(100,057)	—
Decrease in restricted cash	995	1,252	1,278
Net cash used in investing activities	(118,528)	(120,985)	(25,472)
Cash flows from financing activities:
Principal payments on capital lease obligations and other liability	(2,889)	(3,471)	(2,104)
Principal payments on notes and revolving credit facility	(41,666)	(23,334)	(28,333)
Proceeds from issuance of notes payable and revolving credit facility	77,000	102,500	—
Debt related costs	(1,910)	(2,056)	—
Common stock repurchases	(49,338)	(56,294)	(27,545)
Acquisition of redeemable noncontrolling interest	—	455	—
Proceeds from exercise of stock options and stock warrant	4,564	4,091	1,725
Net cash provided by (used in) financing activities	(14,239)	21,891	(56,257)
Effect of exchange rate changes on cash	(3,641)	(1,596)	133
Net change in cash and cash equivalents	(43,866)	(12,447)	38,247
Cash and cash equivalents, beginning of period	84,663	97,110	58,863
Cash and cash equivalents, end of period	$40,797	$84,663	$97,110
Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$5,252	$4,722	$4,653
Income taxes	$2,491	$2,323	$2,329
Non-cash financing transactions during the periods for:
Common stock repurchases	$661	$736	$644
Issuance of Common Stock in connection with acquisition of business	$22,727	$26,186	$—
The accompanying notes are an integral part of these financial statements

F-7     VONAGE ANNUAL REPORT 2014

VONAGE HOLDINGS CORP. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND REDEEMABLE NONCONTROLLING INTEREST

(In thousands)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Non-controlling interest	Total	Redeemable non-controlling interest	Net Income
Balance at December 31, 2011	$228	$1,074,488	$(762,857)	$(14,529)	$2,237	$—	$299,567
Stock option exercises	2	1,723					1,725
Share-based expense		11,975					11,975
Share-based award activity				(625)			(625)
Warrant exercise				(28,189)			(28,189)
Foreign currency translation adjustment					335		335
Net income			36,627				36,627
Balance at December 31, 2012	230	1,088,186	(726,230)	(43,343)	2,572	—	321,415	—
Stock option exercises	9	9,545					9,554
Stock option cancellation		(5,463)					(5,463)
Share-based expense		17,843					17,843
Share-based award activity				(1,311)			(1,311)
Common stock repurchases				(56,386)			(56,386)
Acquisition of business	8	26,178					26,186
Investment by redeemable noncontrolling interest							—	455
Foreign currency translation adjustment					(2,053)		(2,053)	(5)
Net income			28,289				28,289	(488)	27,801
Balance at December 31, 2013	247	1,136,289	(697,941)	(101,040)	519	—	338,074	(38)
Stock option exercises	10	4,554					4,564
Share-based expense		21,070					21,070
Share-based award activity				(9,004)			(9,004)
Common stock repurchases				(49,263)			(49,263)
Acquisition of business	7	22,749		(468)			22,288
Foreign currency translation adjustment					(3,642)	9	(3,633)
Unrealized loss on available-for-sale securities					(8)		(8)
Transfer of noncontrolling interest						(706)	(706)	706
Net income (loss)			20,266			(151)	20,115	(668)	19,447
Balance at December 31, 2014	$264	$1,184,662	$(677,675)	$(159,775)	$(3,131)	$(848)	$343,497	$—

The accompanying notes are an integral part of these financial statements

F-8     VONAGE ANNUAL REPORT 2014

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 1. Basis of Presentation and Significant Accounting Policies

NATURE OF OPERATIONS

Vonage Holdings Corp. (“Vonage”, “Company”, “we”, “our”, “us”) is incorporated as a Delaware corporation. We are a leading provider of communications services connecting people through cloud-connected devices worldwide. Customers in the United States represented 93% of our subscriber lines for our broadband telephone replacement services at December 31, 2014, with the balance primarily in Canada and the United Kingdom.

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
Customer Equipment and Shipping Revenue
Customer equipment and shipping revenues consist of revenues from sales of customer equipment to wholesalers or directly

F-9     VONAGE ANNUAL REPORT 2014

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

to customers for replacement devices, or for upgrading their device at the time of customer sign-up for which we charge an additional fee. In addition, customer equipment and shipping revenues include revenues from the sale of VoIP telephones in order to access our small and medium business services. Customer equipment and shipping revenues also include the fees that customers are charged for shipping their customer equipment to them. Customer equipment and shipping revenues include sales to our retailers, who subsequently resell this customer equipment to customers. Revenues are reduced for payments to retailers and rebates to customers, who purchased their customer equipment through these retailers, to the extent of customer equipment and shipping revenues. In addition, historically, we charged an equipment recovery fee for customers who terminated their service plan within the first twelve months of service. Equipment recovery fees are recorded as revenue and are recognized at the time the customer terminates service. Beginning in September 2010, we eliminated the equipment recovery fees for new customers.
Cost of Telephony Services
Cost of telephony services consists primarily of costs that we pay to third parties in order to provide telephony services. These costs include access and interconnection charges that we pay to other telephone companies to terminate domestic and international phone calls on the public switched telephone network. In addition, these costs include the cost to lease phone numbers, to co-locate in other telephone companies’ facilities, to provide enhanced emergency dialing capabilities to transmit 911 calls, and to provide local number portability. These costs also include taxes that we pay on telecommunications services from our suppliers or are imposed by government agencies such as Federal USF and royalties for use of third parties’ intellectual property. In addition, the Company has reclassified certain personnel and related costs for network operations and customer care that are attributable to revenue generating activities from selling, general and administrative expense to cost of telephony services for all periods presented.
Cost of Goods Sold
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
Research and Development Expenses
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
Research and development costs are not significant and are included in selling, general and administrative expense.

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
Property and Equipment
Property and equipment includes acquired assets and those accounted for under capital leases and consist principally of network equipment and computer hardware, furniture, software, and leasehold improvements. Company-owned equipment in use at customer premises is also included in property and equipment. In addition, the lease of our corporate headquarters has been accounted for as a capital lease and is included in property and equipment. Network equipment and computer hardware and furniture are stated at cost with depreciation provided using the straight-line method over the estimated useful lives of the related assets, which range from three to five years. Leasehold

F-10     VONAGE ANNUAL REPORT 2014

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

improvements are amortized over their estimated useful life of the related assets or the life of the lease, whichever is shorter. The cost of renewals and substantial improvements is capitalized while the cost of maintenance and repairs is charged to operating expenses as incurred. Company-owned customer premises equipment is depreciated on a straight-line basis over three years.
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
Goodwill and Purchased-Intangible Assets
Goodwill acquired in acquisition of a business is accounted for based upon the excess fair value of consideration transferred over the fair value of net assets acquired in the business combination. Goodwill is tested for impairment on an annual basis on October 1st and, when specific circumstances dictate, between annual tests. When impaired, the carrying value of goodwill is written down to fair value. The goodwill impairment test involves evaluating qualitative information to determine if it is more than 50% likely that the fair value of a reporting unit is less than its carrying value in determining if the traditional two-step goodwill impairment test described below must be applied. The first step, identifying a potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. The second step, measuring the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Any excess of the reporting unit goodwill carrying value over the respective implied fair value is recognized as an impairment loss. There was no impairment of goodwill for the year ended December 31, 2014.
Purchased-intangible assets are accounted for based upon the fair value of assets received. Purchased-intangible assets are amortized on a straight-line or accelerated basis over the periods of benefit, ranging from two to ten years. We perform a review of purchased-intangible assets whenever events or changes in circumstances indicate that the useful life is shorter than we had originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, we assess the recoverability of purchased-intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life of the asset is shorter than originally estimated, we accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. There was no impairment of purchased-intangible assets identified for the years ended December 31, 2014, 2013, or 2012.
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
Long-Lived Assets
We evaluate impairment losses on long-lived assets used in operations when events and changes in circumstances indicate that the assets might be impaired. If our review indicates that the carrying value of an asset will not be recoverable, based on a comparison of the carrying value of the asset to the undiscounted future cash flows, the impairment will be measured by comparing the carrying value of the asset to its fair value. Fair value will be determined based on quoted market values, discounted cash flows or appraisals. Impairments of property and equipment are recorded in the statement of income as part of depreciation expense.
Debt Related Costs
Costs incurred in raising debt are deferred and amortized as interest expense using the effective interest method over the life of the debt.
Noncontrolling Interest and Redeemable Noncontrolling Interest
We consolidate a majority-owned entity where we have the ability to exercise controlling influence. The ownership interest of the noncontrolling party is presented as noncontrolling interest in the Consolidated Balance Sheet as Stockholders' Equity. If we are required to repurchase the noncontrolling interest at fair value, subject to adjustment, under a put option or other contractual redemption requirement, we will report the noncontrolling interest as redeemable in the Consolidated Balance Sheets between liabilities and equity. We adjust the redeemable noncontrolling interest to the redemption values on each balance sheet date with changes recognized as an adjustment to retained earnings, or in the absence of retained earnings, as an adjustment to additional paid-in capital when it becomes probable the noncontrolling interest will become redeemable.
Restricted Cash and Letters of Credit
We had a cash collateralized letter of credit for $3,311 and $4,306 as of December 31, 2014 and 2013, respectively, related to lease deposits for our Holmdel offices. In the aggregate, cash reserves and

F-11     VONAGE ANNUAL REPORT 2014

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

collateralized letters of credit of $3,405 and $4,405 were recorded as long-term restricted cash at December 31, 2014 and 2013, respectively.
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
Income Taxes
We recognize deferred tax assets and liabilities at enacted income tax rates for the temporary differences between the financial reporting bases and the tax bases of our assets and liabilities. Any effects of changes in income tax rates or tax laws are included in the provision for income taxes in the period of enactment. Our net deferred tax assets primarily consist of net operating loss carry forwards (“NOLs”). We are required to record a valuation allowance against our net deferred tax assets if we conclude that it is more likely than not that taxable income generated in the future will be insufficient to utilize the future income tax benefit from our net deferred tax assets (namely, the NOLs) prior to expiration. We periodically review this conclusion, which requires significant management judgment. If we are able to conclude in a future period that a future income tax benefit from our net deferred tax assets has a greater than 50 percent likelihood of being realized, we are required in that period to reduce the related valuation allowance with a corresponding decrease in income tax expense. This would result in a non-cash benefit to our net income in the period of the determination. In the fourth quarter of 2011, we released $325,601 of valuation allowance (see Note 5. Income Taxes). We periodically review this conclusion, which requires significant management judgment. In the future, if available evidence changes our conclusion that it is more likely than not that we will utilize our net deferred tax assets prior to their expiration, we will make an adjustment to the related valuation allowance and income tax expense at that time. In subsequent periods, we would expect to recognize income tax expense equal to our pre-tax income multiplied by our effective income tax rate, an expense that was not recognized prior to the reduction of the valuation allowance. Our effective rate may differ from the federal statutory rate due, in part, to our foreign operations and certain discrete period items, which in 2012 primarily consisted of adjustments related to stock compensation, including a non-cash deferred tax adjustment totaling $4,077 in 2012 for certain stock compensation previously considered nondeductible under Section 162(m) of the Internal Revenue Code.
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
Business Combinations
We account for business combinations using the acquisition method of accounting. The acquisition method of accounting requires that the purchase price, including the fair value of contingent consideration, of the acquisition be allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, the Company’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent the Company identifies adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations. We include the results of all acquisitions in our Consolidated Financial Statements from the date of acquisition.
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

F-12     VONAGE ANNUAL REPORT 2014

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

Earnings per Share
Net income per share has been computed according to FASB ASC 260, “Earnings per Share”, which requires a dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS represents net income divided by the weighted average number of common shares outstanding during a reporting period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, including stock options and restricted stock units under our 2001

Stock Incentive Plan and 2006 Incentive Plan were exercised or converted into common stock. The dilutive effect of outstanding, stock options and restricted stock units is reflected in diluted earnings per share by application of the treasury stock method. In applying the treasury stock method for stock-based compensation arrangements, the assumed proceeds are computed as the sum of the amount the employee must pay upon exercise and the amounts of average unrecognized compensation cost attributed to future services.

The following table sets forth the computation for basic and diluted net income per share:

	For the years ended December 31,
	2014	2013	2012
Numerator
Numerator for basic earnings per share-net income attributable to Vonage	$20,266	$28,289	$36,627
Numerator for diluted earnings per share-net income attributable to Vonage	$20,266	$28,289	$36,627
Denominator
Basic weighted average common shares outstanding	209,822	211,563	224,264
Dilutive effect of stock options and restricted stock units	9,597	8,957	8,369
Diluted weighted average common shares outstanding	219,419	220,520	232,633
Basic net income per share
Basic net income per share	$0.10	$0.13	$0.16
Diluted net income per share
Diluted net income per share	$0.09	$0.13	$0.16

The following shares were excluded from the calculation of diluted income per share because of their anti-dilutive effects:

	For the years ended December 31,
	2014	2013	2012
Restricted stock units	5,454	3,625	2,468
Employee stock options	18,428	25,437	32,746
	23,882	29,062	35,214

Comprehensive Income
Comprehensive income consists of net income (loss) and other comprehensive items. Other comprehensive items include foreign currency translation adjustments and unrealized gains (losses) on available for sale securities.
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
Reclassifications
The Company has reclassified certain personnel and related costs for network operations and customer care that are attributable to revenue generating activities from selling, general and administrative expense to cost of telephony services for all periods presented. The amounts reclassified were $23,582 and $27,347 for the years ended December 31, 2013 and 2012, respectively. The reclassifications had no impact on net earnings previously reported.

F-13     VONAGE ANNUAL REPORT 2014

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

Note 2. Supplemental Balance Sheet Account Information
Prepaid expenses and other current assets

	December 31, 2014	December 31, 2013
Nontrade receivables	$2,511	$7,402
Services	7,415	7,084
Telecommunications	459	479
Insurance	803	757
Marketing	519	312
Other prepaids	958	858
Prepaid expenses and other current assets	$12,665	$16,892

Property and equipment, net

	December 31, 2014	December 31, 2013
Building (under capital lease)	$25,709	$25,709
Network equipment and computer hardware	73,599	78,312
Leasehold improvements	48,574	44,141
Customer premise equipment	3,220	—
Furniture	1,914	812
Vehicles	195	109
	153,211	149,083
Less: accumulated depreciation and amortization	(103,581)	(96,840)
Property and equipment, net	$49,630	$52,243

Customer premise equipment, net

	December 31, 2014	December 31, 2013
Customer premise equipment	$3,220	$—
Less: accumulated depreciation	(74)	—
Customer premise equipment, net	$3,146	$—

Software, net

	December 31, 2014	December 31, 2013
Purchased	$55,636	$45,178
Licensed	909	909
Internally developed	36,088	36,088
	92,633	82,175
Less: accumulated amortization	(74,009)	(61,618)
Software, net	$18,624	$20,557

The total expected future annual amortization of software is as follows:

2015	$11,354
2016	5,258
2017	1,976
2018	36
Total	$18,624

F-14     VONAGE ANNUAL REPORT 2014

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

 Debt related costs, net

	December 31, 2014	December 31, 2013
Senior secured term loan	$6,617	$4,706
Less: accumulated amortization	(4,466)	(3,393)
Debt related costs, net	$2,151	$1,313

Restricted cash

	December 31, 2014	December 31, 2013
Letter of credit-lease deposits	$3,311	$4,306
Cash reserves	94	99
Restricted cash	$3,405	$4,405

Other assets

	December 31, 2014	December 31, 2013
Long term non-trade receivable	$6,623	$—
Others	1,125	1,882
Other assets	$7,748	$1,882

Accrued expenses

	December 31, 2014	December 31, 2013
Compensation and related taxes and temporary labor	$25,555	$20,276
Marketing	17,871	23,277
Taxes and fees	17,300	18,207
Litigation and settlements	23	89
Telecommunications	8,134	7,942
Other accruals	9,645	6,063
Customer credits	1,883	1,719
Professional fees	2,178	2,490
Accrued interest	133	12
Inventory	1,267	769
Credit card fees	207	283
Accrued expenses	$84,196	$81,127

Accumulated other comprehensive (loss) income

	December 31, 2014	December 31, 2013
Foreign currency translation adjustment	$(3,123)	$519
Unrealized loss on available-for-sale securities	(8)	—
Accumulated other comprehensive (loss) income	$(3,131)	$519

F-15     VONAGE ANNUAL REPORT 2014

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

Note 3. Goodwill and Intangible Assets

Goodwill

The following table provides a summary of the changes in the carrying amounts of goodwill:

Balance at January 1, 2013	$—
Increase in goodwill related to acquisition of VBS	83,627
Balance at December 31, 2013	83,627
Increase in goodwill related to acquisition of Telesphere	111,028
Tax adjustment related to VBS	(3,393)
Balance at December 31, 2014	$191,262

Intangible assets, net

The carrying values of intangible assets were as follows:

	December 31, 2014	December 31, 2013
Customer relationships	$39,100	$39,100
Developed technology	35,200	35,200
Patents and patent licenses	12,764	18,264
Trademark	560	560
Trade names	500	500
Non-compete agreements	200	200
Gross Carrying Amount	88,324	93,824

Customer relationships	(10,185)	(1,644)
Developed technology	(7,108)	(813)
Patents and patent licenses	(10,426)	(14,089)
Trademark	(113)	(13)
Trade names	(472)	(402)
Non-compete agreements	(113)	(13)
Accumulated Amortization	(28,417)	(16,974)

Customer relationships	28,915	37,456
Developed technology	28,092	34,387
Patents and patent licenses	2,338	4,175
Trademark	447	547
Trade names	28	98
Non-compete agreements	87	187
Net Carrying Amount	$59,907	$76,850

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

F-16     VONAGE ANNUAL REPORT 2014

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

The total expected future annual amortization is as follows:

2015	$14,184
2016	12,560
2017	9,480
2018	7,505
2019	5,796
Thereafter	10,382
Total	$59,907

Note 4. Supplemental Income Statement Account Information

Amounts included in revenues

	For the years ended December 31,
	2014	2013	2012
USF fees	$71,188	$70,009	$77,781
Disconnect fee	$3,228	$4,152	$3,128
Initial activation fees	$1,085	$1,278	$2,079
Customer equipment fees	$715	$418	$614
Equipment recovery fees	$80	$103	$102
Shipping and handling fees	$2,374	$1,178	$1,385

Amounts included in cost of telephony services

	For the years ended December 31,
	2014	2013	2012
USF costs	$71,188	$70,009	$77,781

Amounts included in cost of goods sold

	For the years ended December 31,
	2014	2013	2012
Shipping and handling cost	$6,028	$5,188	$7,064

Amounts included in selling, general and administrative expense

	For the years ended December 31,
	2014	2013	2012
Advertising costs	$328	$1,012	$2,053
Acquisition related transaction costs	$2,466	$2,681	$—
Acquisition related integration costs	$100	$87	$—

Amounts included in marketing

	For the years ended December 31,
	2014	2013	2012
Advertising costs	$140,810	$142,094	$129,665

F-17     VONAGE ANNUAL REPORT 2014

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

Depreciation and amortization expense

	For the years ended December 31,
	2014	2013	2012
Network equipment and computer hardware	$13,449	$13,475	$14,943
Software	12,009	10,843	9,621
Capital leases	2,200	2,200	2,199
Other leasehold improvements	4,434	4,167	3,986
Customer premise equipment	75	—	—
Furniture	194	120	130
Vehicles	31	10	16
Patents	1,833	2,304	2,306
Trademarks	72	70	70
Customer relationships	8,539	1,644	—
Acquired technology	6,296	813	—
Trade names	100	13	—
Non-compete agreements	101	13	—
	49,333	35,672	33,271
Property and equipment impairments	1,959	9	(2)
Software impairments	115	385	55
Depreciation and amortization expense	$51,407	$36,066	$33,324

Amounts included in interest expense

	For the years ended December 31,
	2014	2013	2012
Debt related costs amortization	$1,072	$1,515	$1,235

Amounts included in other expense, net

	For the years ended December 31,
	2014	2013	2012
Net gains (losses) resulting from foreign exchange transactions	$10	$(109)	$(11)

F-18     VONAGE ANNUAL REPORT 2014

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

Note 5. Income Taxes

The components of income (loss) before income tax expense are as follows:

	For the years ended December 31,
	2014	2013	2012
United States	$44,044	$39,650	$46,904
Foreign	(2,837)	6,345	11,818
	$41,207	$45,995	$58,722

The components of the income tax (expense) benefit are as follows:

	For the years ended December 31,
	2014	2013	2012
Current:
Federal	$(1,452)	$(907)	$(979)
Foreign	(377)	(155)	(142)
State and local taxes	(803)	(337)	(1,486)
	$(2,632)	$(1,399)	$(2,607)
Deferred:
Federal	$(15,239)	$(14,954)	$(12,642)
Foreign	(2,985)	(1,603)	(3,479)
State and local taxes	(904)	(238)	(3,367)
	$(19,128)	$(16,795)	$(19,488)
	$(21,760)	$(18,194)	$(22,095)

The following table summarizes deferred taxes resulting from differences between financial accounting basis and tax basis of assets and liabilities.

	December 31, 2014	December 31, 2013
Current assets and liabilities:
Deferred revenue	$13,265	$14,846
Accounts receivable and inventory allowances	289	335
Accrued expenses	8,295	3,180
Deferred tax assets, net, current	$21,849	$18,361
Non-current assets and liabilities:
Acquired intangible assets and property and equipment	$(11,876)	$(23,762)
Accrued expenses	(1,937)	—
Research and development and alternative minimum tax credit	4,952	3,613
Stock option compensation	17,802	17,317
Capital leases	(5,401)	(4,486)
Deferred revenue	(524)	(627)
Net operating loss carryforwards	241,525	271,406
	244,541	263,461
Valuation allowance	(17,451)	(16,922)
Deferred tax assets, net, non-current	$227,090	$246,539

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

F-19     VONAGE ANNUAL REPORT 2014

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

In connection with the acquisition of Vocalocity, we recorded a net deferred tax liability of $24,000 related to the $75,000 of identified intangible assets that will be amortized for financial reporting purposes but not for tax purposes and a deferred tax asset of $10,336 primarily consisting of NOLs. We had recorded a valuation allowance of $4,336 against Vocalocity's deferred tax assets based upon our preliminary assessment of the utilization of the NOLs as the NOLs are subject to Section 382 limitations. Subsequent to the acquisition date, we increased the deferred tax assets by $3,393 based upon updated information with respect to NOL utilization.
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

The reconciliation between the United States statutory federal income tax rate and the effective rate is as follows:

	For the years ended December 31,
	2014	2013	2012
U.S. Federal statutory tax rate	35%	35%	35%
Permanent items	3%	4%	1%
State and local taxes, net of federal benefit	3%	—%	5%
International tax (reflects effect of losses for which tax benefit not realized)	11%	(1)%	(1)%
Valuation reserve for income taxes and other	1%	1%	(2)%
Effective tax rate	53%	39%	38%

F-20     VONAGE ANNUAL REPORT 2014

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

     As of December 31, 2014, we had NOLs for United States federal and state tax purposes of $639,981 and $214,238, respectively, expiring at various times from years ending 2015 through 2033 as follows:

	Federal	State
2015	$—	$21,668
2016	—	6,015
2017	—	2,433
2018	—	2,866
2019	—	14
2020	—	356
2021	—	4,388
2022	—	18,408
2023	—	12,448
2024	—	1,374
2025	84,670	7,087
2026	190,275	12,914
2027	232,525	37,213
2028	29,166	13,253
2029	4,664	4,516
2030	96,056	45,830
2031	1,908	5,371
2032	—	7,769
2033	717	10,315
Total	$639,981	$214,238

United States federal and state NOLs of $15,482 represent excess tax benefits from the exercise of share based awards which will be recorded in additional paid-in capital when realized. In addition, we had NOLs for Canadian tax purposes of $4,458 expiring in 2027. We also had NOLs for United Kingdom tax purposes of $44,853 with no expiration date.
Under Section 382 of the Internal Revenue Code, if we undergo an “ownership change” (generally defined as a greater than 50% change (by value) in our equity ownership over a three-year period), our ability to use our pre-change of control NOLs and other pre-change tax attributes against our post-change income may be limited. The Section 382 limitation is applied annually so as to limit the use of our pre-change NOLs to an amount that generally equals the value of our stock immediately before the ownership change multiplied by a designated federal long-term tax-exempt rate. At December 31, 2014, there were no limitations on the use of our NOLs except for certain of the NOLs of Vocalocity as of the date of acquisition.

F-21     VONAGE ANNUAL REPORT 2014

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

Note 6. Long-Term Debt and Revolving Credit Facility
A schedule of long-term debt at December 31, 2014 and 2013 is as follows:

	December 31, 2014	December 31, 2013
2.875-3.375% 2014 Credit Facility - due 2018	$70,000	$—
2.875-3.375% Revolving Credit Facility - due 2018	$67,000	$—
3.125-3.625% 2013 Credit Facility - due 2016	$—	$23,333
3.125-3.625% 2013 Revolving Credit Facility - due 2016	$—	$75,000
Total Long-Term Debt and Revolving Credit Facility	$137,000	$98,333

At December 31, 2014, future payments under long-term debt obligations over each of the next five years and thereafter are as follows:

2014 Credit Facility
2015	20,000
2016	20,000
2017	20,000
2018	30,000
Minimum future payments of principal	90,000
Current portion	20,000
Long-term portion	$70,000

Acquisition of Telesphere

In connection with our acquisition of Telesphere, we financed the transaction with $67,000 from our revolving credit facility.

August 2014 Financing
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

F-22     VONAGE ANNUAL REPORT 2014

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
Subject to certain restrictions and exceptions, the 2014 Credit Facility permits us to obtain one or more incremental term loans and/or revolving credit facilities in an aggregate principal amount of up to $60,000 plus an amount equal to repayments of the senior secured term loan upon providing documentation reasonably satisfactory to the administrative agent. The 2014 Credit Facility includes customary representations and warranties and affirmative covenants of the borrowers. In addition, the 2014 Credit Facility contains customary negative covenants, including, among other things, restrictions on the ability of us and our subsidiaries to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, consummate acquisitions, make investments, and pay dividends and other distributions. We must also comply with the following financial covenants:

>	a consolidated leverage ratio of no greater than 2.25 to 1.00;

>	a consolidated fixed coverage charge ratio of no less than 1.75 to 1.00 subject to adjustment to exclude up to $80,000 in specified restricted payments;

>	minimum cash of $25,000 including the unused portion of the revolving credit facility; and

>
maximum capital expenditures not to exceed $55,000 during any fiscal year, provided that the unused amount of any permitted capital expenditures in any fiscal year may be carried forward to the next following fiscal year.

In addition, annual excess cash flow up to $8,000 increases permitted capital expenditures.
As of December 31, 2014, we were in compliance with all covenants, including financial covenants, for the 2014 Credit Facility.
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

F-23     VONAGE ANNUAL REPORT 2014

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

The following table presents the assets that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013
Level 1 Assets
Money market fund (1)	$2,786	$—
Level 2 Assets
Available-for-sale securities (2)	$7,162	$—
(1) Included in cash and cash equivalents on our consolidated balance sheet.
(2) Included in marketable securities on our consolidated balance sheet.

Fair Value of Other Financial Instruments
The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, approximate fair value because of their short maturities. The carrying amounts of our capital leases approximate fair value of these obligations based upon management’s best estimates of interest rates that would be available for similar debt obligations at December 31, 2014 and 2013. We believe the fair value of our debt at December 31, 2014 was approximately the same as its carrying amount as market conditions, including available interest rates, credit spread relative to our credit rating, and illiquidity, remain relatively unchanged from the issuance date of our debt on August 13, 2014 for a similar debt instrument.

F-24     VONAGE ANNUAL REPORT 2014

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

We repurchased the following shares of common stock with cash resources under the $50,000 repurchase program as of December 31, 2013:

December 31, 2013
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

We repurchased the following shares of common stock with cash resources under the $100,000 repurchase program as of December 31, 2014 and December 31, 2013:

	December 31, 2014 (1)	December 31, 2013 (2)
Shares of common stock repurchased	13,475	16,954
Value of common stock repurchased	$49,128	$50,653

(1) including 171 shares, or $660, of common stock repurchases settled in January 2015; excluding commission of $2.
(2) including 220 shares, or $734, of common stock repurchases settled in January 2014; excluding commission of $2.

As of December 31, 2014, approximately $219 remained of our $100,000 repurchase program. The repurchase program expired on December 31, 2014.
On December 9, 2014, Vonage's Board of Directors authorized a new program for the Company to repurchase up to $100,000 of its outstanding common stock. Repurchases under the new program are expected to be made over a four-year period beginning in 2015.

Under the new program, the timing and amount of repurchases will be determined by management based on its evaluation of market conditions, the trading price of the stock and will vary based on available capital resources and other financial and operational performance, market conditions, securities law limitations, and other factors. Repurchases may be made in the open market or through private transactions from time to time. The repurchases will be made using available cash balances. In any period, under each repurchase program, cash used in financing activities related to common stock repurchases

F-25     VONAGE ANNUAL REPORT 2014

may differ from the comparable change in stockholders' equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash.
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

Note 9. Employee Benefit Plans
Share-Based Compensation

Our stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. Currently, we grant options from our 2006 Incentive Plan. Our 2001 Stock Incentive Plan was terminated by our board of directors in 2008. As such, share-based awards are no longer granted under the 2001 Stock Incentive Plan. Under the 2006 Incentive Plan, share-based awards can be granted to all employees, including executive officers, outside consultants, and non-employee directors. Vesting periods for share-based awards are generally three or four years for both plans. Awards granted under each plan expire in five or ten years from the effective date of grant. As of April 2010, the Company began routinely granting awards with a ten year expiration period.

The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model. The assumptions used to value options are as follows:

	2014	2013	2012
Risk-free interest rate	1.78-2.19%	1.13-2.02%	0.94-1.36%
Expected stock price volatility	85.28-86.93%	86.94-90.39%	90.37-93.57%
Dividend yield	0.00%	0.00%	0.00%
Expected life (in years)	6.25	6.25	6.25

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

Beginning in 2014, we issued restricted performance stock units with vesting that is contingent on both total shareholder return ("TSR") compared to members of our peer group and continued service. For the market-based restricted performance stock units issued during the year ended December 31, 2014, the payouts at vesting which are linearly interpolated between the percentiles specified below are as follows:

Payout Schedule
Percentile Ranking	% of Target Earned
80%	200%
50%	100%
30%	50%
<30%	—%

Notwithstanding the foregoing, if our TSR is negative for the performance period, then the vesting percentage shall not exceed 100%. In addition, we reduce the shares available for grant to cover the potential payout of 200%.

To value these market-based restricted performance stock units, we used a Monte Carlo simulation model on the date of grant. Fair value of $6.56 was determined using the Monte Carlo simulation model based on the assumptions used for the expected stock price volatility, the correlation coefficient between us and our peer group, risk free interest rates, and future dividend payments. We used the historical volatility of 48.91% and correlation of our stock based on the period equal to the remaining performance period as of the grant date. The risk-free interest rate was 0.69% based on upon interpolation between the yields of a 2.00-year and 3.00-year maturity U.S. Treasury Bonds as of the grant date. The dividend yield was 0.00% based on our history and expectation of future dividend payout. The expected life was 2.79 years. Compensation expense for restricted stock units with performance and market conditions is recognized over the requisite service period using the straight-line method and includes the impact of estimated forfeitures.

F-26     VONAGE ANNUAL REPORT 2014

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

Our stock incentive plans as of December 31, 2014 are summarized as follows (in thousands):

	Shares Authorized	Shares Available for Grant	Stock Options Outstanding	Restricted Stock and Restricted Stock Units
2001 Incentive Plan	—	—	1,058	—
2006 Incentive Plan	77,400	10,235	24,593	7,828
Total as of December 31, 2014	77,400	10,235	25,651	7,828

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

Based upon June 2010 and June 2013 amendments to the plan, the maximum number of shares of our common stock that are authorized for issuance under our 2006 Incentive Plan is 77,400 shares. Shares issued under the plan may be authorized and unissued shares or may be issued shares that we have reacquired. Shares covered by awards that are forfeited, canceled or otherwise expire without having been exercised or settled, or that are settled by cash or other non-share consideration, will become available for issuance pursuant to a new award. Shares that are tendered or withheld to pay the exercise price of an award or to satisfy tax withholding obligations will not be available for issuance pursuant to new awards. At December 31, 2014, 10,235 shares were available for future grant under the 2006 Stock Incentive Plan.

F-27     VONAGE ANNUAL REPORT 2014

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

The following table summarizes the activity for all awards under both of our stock incentive plans:

	Stock Options Outstanding		Restricted Stock and Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Grant Date Fair Market Value Per Share
	(in thousands)		(in thousands)
Balance at December 31, 2011	37,282	$2.51	2,275	$2.79
Stock options granted	8,701	2.22
Stock options exercised	(1,237)	1.39
Stock options canceled	(4,506)	3.99
Restricted stocks and restricted stock units granted			2,400	2.29
Restricted stocks and restricted stock units exercised			(1,022)	2.31
Restricted stocks and restricted stock units canceled			(310)	2.58
Balance at December 31, 2012	40,240	2.32	3,343	2.59
Stock options granted	9,315	2.89
Stock options exercised	(7,842)	1.47
Stock options canceled	(8,876)	2.14
Restricted stocks and restricted stock units granted			3,896	3.01
Restricted stocks and restricted stock units exercised			(1,549)	2.48
Restricted stocks and restricted stock units canceled			(508)	2.84
Balance at December 31, 2013	32,837	2.73	5,182	2.92
Stock options granted	6,865	3.47
Stock options exercised	(10,504)	1.65
Stock options canceled	(3,547)	3.19
Restricted stocks and restricted stock units granted			5,240	4.71
Restricted stocks and restricted stock units exercised			(1,734)	2.83
Restricted stocks and restricted stock units canceled			(860)	3.32
Balance at December 31, 2014-stock options	25,651	$3.31
Balance at December 31, 2014-Restricted stock and restricted stock units			7,828	$4.09
Exercisable at December 31, 2014	10,708	$3.60
Unvested shares at December 31, 2013	17,048	$2.71
Unvested shares at December 31, 2014	14,943	$3.10

The weighted average exercise price of options granted was $3.47, $2.89, and $2.22 for the years ended December 31, 2014, 2013, and 2012, respectively. The weighted average grant date fair market value of restricted stock and restricted stock units granted was $4.71, $3.01, and $2.29 during the year ended December 31, 2014, 2013, and 2012, respectively.

The aggregate intrinsic value of exercised stock options for the years ended December 31, 2014, 2013, and 2012 was $22,962, $9,891, and $1,042, respectively. The aggregate intrinsic value of exercised restricted stock and restricted stock units for the years ended December 31, 2014, 2013, and 2012 was $4,909, $3,788, and $2,250, respectively.

The weighted average grant date fair market value of stock options granted was $2.55, $2.16, and $1.58 for the years ended December 31, 2014, 2013, and 2012.

Total share-based compensation expense recognized for the years ended December 31, 2014, 2013, and 2012 was $21,070, $17,843, and $11,975, respectively, which were recorded to selling, general and administrative expense in the consolidated statement of income. As of December 31, 2014, total unamortized share-based compensation was $27,130, net of estimated forfeitures, which is expected to be amortized over the remaining vesting period of each grant, up to the next 48 months. Compensation costs for all share-based awards are recognized using the ratable single-option approach on an accrual basis and are amortized using an accelerated amortization schedule. Our current policy is to issue new shares to settle the exercise of stock options and prospectively, the vesting of restricted stock units.

F-28     VONAGE ANNUAL REPORT 2014

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

Information regarding the options outstanding as of December 31, 2014 is summarized below:

	Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Stock Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Stock Options Vested and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)	(in years)		(in thousands)	(in thousands)	(in years)		(in thousands)
$0.33 to $1.43	3,092		1.37		3,092		1.37
$1.44 to $1.99	164		1.69		102		1.68
$2.00 to $4.00	18,434		2.92		4,238		2.56
$4.01 to $7.34	2,826		4.73		2,141		4.77
$7.35 to $35.00	1,135		11.47		1,135		11.47
	25,651	7.2	3.31	$24,203	10,708	5.3	3.60	$13,033

The aggregate intrinsic value of restricted stock units outstanding was $29,825 as of December 31, 2014.
Retirement Plan
In March 2001, we established a 401(k) Retirement Plan (the “Retirement Plan”) available to employees who meet the plan’s eligibility requirements. Participants may elect to contribute a percentage of their compensation to the Retirement Plan up to a statutory limit. We may make a contribution to the Retirement Plan in the form of a matching contribution. The employer matching contribution is 50% of each employee’s contributions not to exceed $6 in 2012, 2013, and 2014. Our expense related to the Retirement Plan was $2,959, $2,554, and $2,160 in 2014, 2013, and 2012, respectively.

F-29     VONAGE ANNUAL REPORT 2014

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
On March 24, 2005, we entered into a lease for our headquarters in Holmdel, New Jersey. We took possession of a portion of the office space at the inception of the lease, another portion on August 1, 2005 and took over the remainder of the office space in early 2006. The overall lease term is twelve years and five months. In connection with the lease, we issued a letter of credit which requires $7,350 of cash as collateral, which is classified as restricted cash. Part of the cash was released, leaving a balance of $3,311 at December 31, 2014. The gross amount of the building recorded under capital leases totaled $25,709 as of December 31, 2014 and accumulated depreciation was approximately $19,846 as of December 31, 2014.
Operating Leases
We have entered into various non-cancelable operating lease agreements for certain of our existing office and telecommunications co-location space in the United States and for international subsidiaries with original lease periods expiring between 2014 and 2015. We are committed to pay a portion of the buildings’ operating expenses as determined under the agreements.

At December 31, 2014, future payments under capital leases and minimum payments under non-cancelable operating leases are as follows over each of the next five years and thereafter:

	December 31, 2014
	Capital Leases	Operating Leases
2015	$4,457	$4,487
2016	4,545	2,336
2017	3,071	2,222
2018	—	2,144
2019	—	2,136
Thereafter	—	1,842
Total minimum payments required	12,073	$15,167
Less amounts representing interest	(1,872)
Minimum future payments of principal	10,201
Current portion	3,365
Long-term portion	$6,836

Rent expense was $7,007 for 2014, $6,071 for 2013, and $4,995 for 2012.
Stand-by Letters of Credit
We have stand-by letters of credit totaling $3,311 and $4,306, as of December 31, 2014 and 2013, respectively.
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
Vendor Commitments

We have several commitments primarily commitments to vendors who will provide local inbound, customer care, carrier operation, networks and telephone related services, process our credit card billings, license patents to us, sell us communication devices, supply us energy, provide marketing infrastructure and services, and partner with us in international operations. In certain cases, we may terminate these arrangements early upon payment of specified fees. These commitments total $234,390. Of this total amount, we expect to purchase $128,809 in 2015, $67,891 in 2016, $17,686 in 2017, and $14,158 in 2018, and 5,846 in 2019 respectively. These amounts do not represent our entire anticipated purchases in the future, but represent only those items for which we are contractually committed. We also purchase products and services as needed with no firm commitment. For this reason, the amounts presented do not provide a reliable indicator of our expected future cash outflows or changes in our expected cash position.
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

F-30     VONAGE ANNUAL REPORT 2014

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
IP Matters

Bear Creek Technologies, Inc. On February 22, 2011, Bear Creek Technologies, Inc. (“Bear Creek”) filed a lawsuit against Vonage Holdings Corp., Vonage America, Inc., Vonage Marketing LLC, and Aptela Inc. (a subsidiary of Vocalocity, Inc., a wholly-owned subsidiary of the Company which was acquired on November 15, 2013 pursuant to an Agreement and Plan of Merger dated October 9, 2013) in the United States District Court for the Eastern District of Virginia (Norfolk Division) alleging that Vonage’s and Aptela’s products and services are covered by United States Patent No. 7,889,722, entitled “System for Interconnecting Standard Telephony Communications Equipment to Internet Protocol Networks” (the “''722 Patent”). The suit also named numerous other defendants, including Verizon Communications, Inc., Comcast Corporation, Time-Warner Cable, Inc., AT&T, Inc., and T-Mobile USA Inc. On August 17, 2011, the Court dismissed Bear Creek’s case against the Vonage entities and Aptela, as well as all the other defendants, except for one defendant. Later, on August 17, 2011, Bear Creek re-filed its complaint concerning the ‘722 Patent in the United States District Court for the District of Delaware against the same Vonage entities; and also re-filed a separate complaint concerning the ‘722 Patent in the United States District Court for the Eastern District of Virginia against Aptela. In each complaint, Bear Creek alleges that Vonage and Aptela, respectively, are infringing one or more claims of the ‘722 Patent. In addition, Bear Creek alleges that each party is contributing to and inducing infringement of one or more claims of the ‘722 Patent. On January 25, 2012, Bear Creek filed a motion with the United States Judicial Panel on Multidistrict Litigation seeking to transfer and consolidate its litigations against Vonage and Aptela with twelve other separate actions Bear Creek filed in the U.S. District Courts for Delaware and the Eastern District of Virginia. On May 2, 2012, the Multidistrict Litigation Panel granted Bear Creek’s motion and ordered the coordination or consolidation for pretrial proceedings of all fourteen actions in the U.S. District Court for the District of Delaware. On October 11, 2012, Vonage filed an answer to Bear Creek’s complaint, including counterclaims of non-infringement and invalidity of the ‘722 patent. Aptela, which filed a motion to dismiss Bear Creek’s complaint on September 27, 2011, has not yet answered, as its motion remains pending and awaiting disposition by the court. On November 5, 2012, Bear Creek filed an answer to Vonage’s counterclaims. On March 1, 2013, several defendants including Vonage moved the Court to stay the case pending resolution of the reexamination of the ‘722 patent requested by Cisco Systems, Inc. (“Cisco”) as described below; the motion was granted on July 17, 2013, and the case is now stayed pending the resolution of the reexamination. On November 8, 2013, the Court granted Bear Creek’s request to terminate and substitute counsel representing it in the litigation.
A request for reexamination of the ‘722 Patent was filed on September 12, 2012 by Cisco, challenging the validity of the ‘722 Patent. Cisco’s request was granted by the USPTO on November 28, 2012. On March 24, 2014, the Patent Office issued an Action Closing Prosecution, confirming its rejection of all claims of the ‘722 patent on multiple independent grounds. Bear Creek filed comments to the Action Closing

Prosecution on April 24, 2014. Cisco filed responsive comments on May 22, 2014. On September 15, 2014, Bear Creek filed a Notice of Appeal to the Patent Office’s rejection of its patent. On November 14, 2014, Bear Creek submitted its Appeal to the Patent Trial and Appeal Board. Cisco filed its responsive brief on December 12, 2014; the brief was defective and, at the direction of the Patent Office, Cisco re-filed an amended brief on December 31, 2014.
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
AIP Acquisition LLC. On January 3, 2014, AIP Acquisition LLC (“AIP”), filed a lawsuit against Vonage Holdings Corp., Vonage America, Inc., and Vonage Marketing LLC in the U.S. District Court for the District of Delaware (Norfolk Division) alleging that Vonage’s products and services are covered by United States Patent No. 7,269,247. Vonage filed an answer and counterclaims on February 25, 2014. AIP filed an amended complaint on March 18, 2014, which Vonage answered on April 4, 2014. On April 8, 2014, the Court ordered a stay of the case pending final resolution of non-party Level 3’s inter partes review request of United States Patent No. 7,724,879, which is a continuation of the ‘247 patent. On October 8, 2014, the Patent Office issued a Final Written Decision, finding all challenged claims of the ‘879 patent to be invalid. On December 9, 2014, AIP filed a Notice of Appeal to the Patent Office’s rejection of its patent. On December 15, 2014, AIP moved to replace its attorneys and the Patent Office granted the request on December 23, 2014.
A second request for inter partes review of the ‘879 patent was made by Cisco on December 12, 2013 and granted by the Patent Office on May 27, 2014. AIP filed its response on August 18, 2014, and Cisco filed its reply on November 14, 2014. An oral hearing was held on January 7, 2015. The proceeding remains pending before the Patent Office.
Cisco petitioned for inter partes review of the ‘247 patent on November 25, 2014. The Patent Office has not yet determined whether to grant this petition.
Spansion. On April 28, 2014, Spansion LLC (“Spansion”), filed a lawsuit against Vonage Holdings Corp., Vonage America, Inc., Vonage Marketing LLC, and 20 other defendants in the U.S. District Court for the Northern District of California alleging that Macronix’s flash memory chips and products containing those chips, including Vonage analog telephone adapter products, each are covered by one or more Spansion patents. On April 29, 2014, Spansion filed a complaint at the International Trade Commission containing substantially similar allegations, requesting that the ITC institute an investigation pursuant to Section 337 of the Tariff Act of 1930 against the respondents, including Vonage. Spansion’s complaints allege that Vonage’s telephone adapters are covered by United States Patent No. 6,246,611. Macronix agreed to fully defend and indemnify Vonage in the district court and ITC proceedings. On January 27, 2015, Macronix and Spansion announced a global

F-31     VONAGE ANNUAL REPORT 2014

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

settlement of all outstanding patent disputes, including the California action and the ITC complaint. The parties have agreed to dismiss all patent cases between themselves and their downstream customers (including Vonage) worldwide, granting to each other licenses under their respective patents.
Commercial Litigation
Merkin & Smith, et als. On September 27, 2013, Arthur Merkin and James Smith filed a putative class action lawsuit against Vonage America, Inc. in the Superior Court of the State of California, County of Los Angeles, alleging that Vonage violated California’s Unfair Competition Law by charging its customers fictitious 911 taxes and fees. On October 30, 2013, Vonage filed a notice removing the case to the United States District Court for the Central District of California. On October 30, 2013 the case was assigned to a United States District Judge and a Magistrate Judge. On November 26, 2013, Vonage filed its Answer to the Complaint.  On December 4, 2013, Vonage filed a Motion to Compel Arbitration. On February 4, 2014, the Court denied Vonage’s Motion to Compel Arbitration. On March 5, 2014, Vonage filed an appeal with the United States Court of Appeals for the Ninth Circuit of the decision denying Vonage’s Motion to Compel Arbitration.  On March 6, 2014, Vonage moved to stay the district court proceedings pending its appeal; the Court granted Vonage’s stay motion on March 26, 2014.  Briefing on the appeal is now complete, though oral argument has not yet been scheduled.
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
Federal - Net Neutrality
Clear and enforceable net neutrality rules would make it more difficult for broadband Internet service providers to block or discriminate against Vonage service. Also explicitly applying net neutrality rules to wireless broadband Internet service could create greater opportunities for VoIP applications that run on wireless broadband Internet service. In October 2009, the FCC proposed the adoption of enforceable net neutrality rules for both wired and wireless broadband Internet service providers. The proposed rules would prohibit wired and wireless broadband Internet service providers from blocking or hindering lawful content, applications, or services and from unreasonably discriminating when transmitting lawful network traffic. In addition, broadband Internet service providers would have to publicly disclose certain information about their network management practices. In December 2010, the FCC adopted enforceable net neutrality rules based on its October 2009 proposal. All of the proposed rules in the October 2009 proposal applied to wired broadband Internet providers. The FCC applied some but not all of the proposed rules to wireless broadband service. Wireless broadband Internet services providers are prohibited from blocking or hindering voice or video applications that compete with the broadband Internet service provider's voice or video services. Wireless providers are also subject to transparency requirements, but they are not subject to the prohibition on unreasonable discrimination that applies to wired broadband Internet services providers. Final rules were filed in the Federal Register in September 2011. Shortly thereafter, a number of parties filed appeals of the rules in various federal circuit courts; some alleging that the FCC lacks authority to apply net neutrality rules to broadband service providers and some alleging that the rules did not go far enough. The D.C. Circuit Court of Appeals was selected by lottery to decide the appeals and the appeals alleging that the rules did not go far enough were dropped. The D.C. Circuit Court of Appeals heard oral arguments on the appeal on September 9, 2013. On January 14, 2014, the D.C. Circuit vacated the anti-blocking and the unreasonable discrimination provisions of the rules. A vote on the new net neutrality rules currently is expected at the February 26, 2015 FCC meeting.
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
Federal - E-Rate Reform
On December 19, 2013, the FCC released a Second Report and Order and Order on Reconsideration modernizing the E-Rate program. The E-Rate program subsidizes voice and data services for schools and libraries and is one component of the federal universal service fund. The December 19 order increased the size of the E-Rate fund to $3.9B in available annual funding. This represents an approximately $1.5B annual (17%) increase in the overall size of the universal service fund. This increase in the size of the fund will likely lead to increased USF contribution levels for Vonage services subject to assessment for federal USF.
Federal - Rural Call Completion Issues
On February 7, 2013, the FCC released a Notice of Proposed Rulemaking on rural call completion issues. The Notice of Proposed Rulemaking (NPRM) proposed new detailed reporting requirements to gauge rural call completion performance. Rural carriers have argued that VoIP provider call completion performance to rural areas is generally poor. On October 28, 2013, the FCC adopted an order on rural call completion that imposes new reporting obligations and restricts certain call signaling practices. The call signaling rules went into effect on January 31, 2014.  We filed for extensions that the FCC granted on

F-32     VONAGE ANNUAL REPORT 2014

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

January 30, 2014 and February 28, 2014 and as of April 17, 2014, we were compliant with the call signaling rules.  The effective date for the reporting requirements has not yet been established. We could be subject to an FCC enforcement action in the future in the event the FCC took the position that our rural call completion performance is inadequate or we were not compliant with the FCC’s order.
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
State and Municipal Taxes
In accordance with generally accepted accounting principles, we make a provision for a liability for taxes when it is both probable that a liability has been incurred and the amount of the liability or range of liability can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. For a period of time, we did not collect or remit state or municipal taxes (such as sales, excise, utility, use, and ad valorem taxes), fees or surcharges (“Taxes”) on the charges to our customers for our services, except that we historically complied with the New Jersey sales tax. We have received inquiries or demands from a number of state and municipal taxing and 911 agencies seeking payment of Taxes that are applied to or collected from customers of providers of traditional public switched telephone network services. Although we have consistently maintained that these Taxes do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations, we are now collecting and remitting sales taxes in certain of those states including a number of states that have changed their statutes to expressly include VoIP. In addition, many states address how VoIP providers should contribute to support public safety agencies, and in those states we remit fees to the appropriate state agencies. We could also be contacted by state or municipal taxing and 911 agencies regarding Taxes that do explicitly apply to VoIP and these agencies could seek retroactive payment of Taxes. As such, we have a reserve of $3,125 as of December 31, 2014 as our best estimate of the potential tax exposure for any retroactive assessment. We believe the maximum estimated exposure for retroactive assessments is approximately $5,000 as of December 31, 2014.
Employment Agreements
Our Chief Executive Officer is subject to an employment contract with a minimum salary commitment that is subject to annual review. He is also eligible for an annual performance bonus with a target based upon his then annual salary. The term of the employment contract with our Chief Executive Officer expires in 2017. In the event of the termination of our Chief Executive Officer’s employment, depending upon the circumstances, he will be entitled to severance benefits equal to (i) twelve months base salary plus his target bonus amount for the year in which his employment terminates, payable over the twelve months period following termination of employment, (ii) a pro rata share (based on the portion of the year elapsed) of his bonus for the year in which his employment terminates, payable when, as and if under the Company’s bonus program such bonus would otherwise be paid, but in no event later than March 15th of the year following the year to which such bonus relates, (iii) any prior year bonus amounts earned but unpaid as of the termination date, (iv) other accrued but unpaid compensation and benefits under the Company’s benefits plans, (v) amounts to cover specified health care coverage premiums and (vi) vesting of certain equity awards pursuant to the terms of such awards.

Note 11. Acquisition of Business
Acquisition of Telesphere

Telesphere offers a comprehensive range of cloud voice and UCaaS services, including advanced call center solutions, collaboration, mobile office, and HD multi-point video conferencing. Facilitating its

F-33     VONAGE ANNUAL REPORT 2014

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

cloud services delivery, Telesphere also provides integrated MPLS services over its nationwide network enabling quality of service (QoS) management and security increasingly required by businesses utilizing extensive UCaaS features.
Telesphere is highly complementary to Vonage Business Solutions (“VBS). The addition of Telesphere more than doubles our addressable cloud market opportunity, immediately moving us into a considerably larger SMB and enterprise market, which exceeds $15 billion in North America. These companies generally require quality of service management, service level agreements, and carrier-grade feature sets matching those provided by on-premises PBX vendors.
Pursuant to the Agreement and Plan of Merger (the “Telesphere Merger Agreement ”), dated November 4, 2014, by and among Vonage, Thunder Acquisition Corp., a Washington corporation and newly formed wholly owned subsidiary of Vonage (“Merger Sub”), Telesphere Networks Ltd. ("Telesphere"), and each of John Chapple and Gary O’Malley, as representative of the securityholders of Telesphere (collectively, the “Representative”). Pursuant to the Merger Agreement, on December 15, 2014, Merger Sub merged with and into Telesphere, and Telesphere became a wholly owned subsidiary of Vonage (the “Merger”).
We acquired Telesphere for $114,435, including 6,825 shares of Vonage common stock (which shares had an aggregate value of approximately $22,727 based upon the closing stock price on December 15, 2014) and cash consideration of $91,708 (of which $3,610 was paid in January 2015) including payment of $676 for excess cash as of closing date, subject to adjustments for closing cash and working capital of Telesphere, reductions for indebtedness and transaction expenses of Telesphere that remained unpaid as of closing, and deposits into the escrow funds, pursuant to the Merger Agreement. We financed the transaction with $24,708 of cash and $67,000 from our revolving credit facility. The aggregate consideration will be allocated among holders of: (i) Telesphere preferred stock, (ii) Telesphere common stock, (iii) vested options to purchase Telesphere common stock, and (iv) warrants to purchase Telesphere preferred stock.
Pursuant to the Acquisition Agreement, $10,725 of the cash consideration and $2,875 of the stock consideration was placed in escrow (the "Holdback") for unknown liabilities that may have existed as of the acquisition date. $11,600 of the Holdback, which was included as part of the acquisition consideration, will be paid for such unknown liabilities or to the former Telesphere shareholders within 18  months from the closing date of the Acquisition. $2,000 of the Holdback, which was included as part of the acquisition consideration, will be paid for such unknown tax specific liabilities or to the former Telesphere shareholders within 36 months from the closing date of the Acquisition.

During 2014, we incurred $2,446 in acquisition related transaction costs, which were recorded in selling, general and administrative expense in the accompanying Consolidated Statements of Operations.
The results of operations of the Telesphere business and the estimated fair values of the assets acquired and liabilities assumed have been included in our consolidated financial statements since the date of the Acquisition. The Company recorded revenue of $1,751 and a loss of $258 in the year ended December 31, 2014.
The Acquisition was accounted for using the acquisition method of accounting under which assets and liabilities of Telesphere were recorded at their respective fair values including an amount for goodwill representing the difference between the acquisition consideration and the fair value of the identifiable net assets. We do not expect any portion of this goodwill to be deductible for tax purposes. The goodwill attributable to the Acquisition has been recorded as a non-current asset and is not amortized, but is subject to an annual review for impairment.
The Company is still in the process of allocating the acquisition price to identified intangible assets acquired as of the closing date of the Acquisition and has currently reflected the entire excess of the acquisition consideration over identifiable net assets as goodwill. The fair values assigned to identifiable intangible assets assumed will be based on management’s estimates and assumptions. The estimated fair values of the identified current assets, property and equipment, software and other assets acquired and current liabilities assumed are considered preliminary and are based on the most recent information available. We believe that the information provides a reasonable basis for assigning fair value, but we are waiting for additional information, primarily related to income, sales, excise, and ad valorem taxes which are subject to change. Thus the provisional measurements of fair value set forth below are subject to change. We expect to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.

F-34     VONAGE ANNUAL REPORT 2014

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

The table below summarizes the assets acquired and liabilities assumed as of December 15, 2014 as follows:

Estimated Fair Value
Assets
Current assets:
Cash and cash equivalents	$70
Accounts receivable	3,083
Inventory	386
Prepaid expenses and other current assets	398
Total current assets	3,937
Property and equipment	5,731
Software	3
Other assets	76
Total assets acquired	9,747

Liabilities
Current liabilities:
Accounts payable	1,202
Accrued expenses	3,982
Deferred revenue, current portion	1,156
Total current liabilities	6,340
Total liabilities assumed	6,340
Net identifiable assets acquired	3,407
Goodwill	111,028
Total purchase price	$114,435

Pro forma financial information (unaudited)
The following unaudited supplemental pro forma information presents the combined historical results of operations of Vonage and Telesphere for the years 2014 and 2013, as if the Acquisition had been completed at the beginning of 2013.

	For the years ended December 31,
	2014	2013
Revenue	$906,827	$860,798
Net income attributable to Vonage	16,977	24,168
Net income attributable to Vonage per share - basic	0.08	0.11
Net income attributable to Vonage per share - diluted	0.08	0.11

The pro forma financial information includes adjustments to reflect one time charges in the appropriate pro forma periods as though the companies were combined as of the beginning of 2013. Since, the Company is also still in the process of allocating the acquisition price to identified intangible assets acquired as of the closing date of the Acquisition, no amounts are included for amortization of identified intangible assets which may be material. These adjustments include:

>	a decrease in depreciation expense of $842 for the year ended 2014, related to the buyout of capital leases;

>
a decrease in income tax expense of $1,447 for the year ended 2014 and an increase in income tax expense of $861 for the year ended 2013, respectively, related to pro forma adjustments and Telesphere's results prior to acquisition;

>	the exclusion of Telesphere and our transaction-related expenses of $4,927 for the year ended 2014;

>	an increase in interest expense of $2,152 for the years ended 2014 and 2013, respectively associated with revolving line of credit.

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

F-35     VONAGE ANNUAL REPORT 2014

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
The acquisition price was allocated to the tangible and identified intangible assets acquired and liabilities assumed as of the closing date of the Acquisition. Subsequent to the acquisition date, we decreased the deferred tax liabilities, net, non-current by $3,393 based upon updated information with respect to NOL utilization.

The table below summarizes the assets acquired and liabilities assumed as of November 15, 2013 as follows:

Estimated Fair Value
Assets
Current assets:
Cash and cash equivalents	$7,924
Accounts receivable	275
Prepaid expenses and other current assets	787
Total current assets	8,986
Property and equipment	1,777
Intangible assets	75,000
Other assets	53
Total assets acquired	85,816

Liabilities
Current liabilities:
Accounts payable	2,226
Accrued expenses	7,064
Deferred revenue, current portion	1,986
Total current liabilities	11,276
Deferred tax liabilities, net, non-current	24,000
Total liabilities assumed	35,276
Net identifiable assets acquired	50,540
Goodwill	83,627
Total purchase price	$134,167

The intangible assets as of the closing date of the Acquisition included:

Amount
Customer relationships	$39,100
Developed technologies	35,200
Trade names	500
Non-compete agreements	200
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

F-36     VONAGE ANNUAL REPORT 2014

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

Note 12.    Noncontrolling Interest and Redeemable Noncontrolling Interest

In the third quarter of 2013, we formed a consolidated foreign subsidiary in Brazil in connection with our previously announced joint venture in Brazil, creating a redeemable noncontrolling interest. The redeemable noncontrolling interest consists of the 30.0% interest in this subsidiary held by our joint venture partner.
In 2014, our joint venture partner did not make required capital calls and correspondingly its interest was diluted to 4% and is no longer contingently redeemable. As such, we have reclassified the redeemable noncontrolling interest previously included in the mezzanine section of our Consolidated Balance Sheets to noncontrolling interest in the Stockholders' Equity section of our Consolidated Balance Sheets.

In December 2014 we announced plans to exit the Brazilian market for consumer telephony services and wind down of our joint venture operations in the country. The Company expects to complete the process by the end of the first quarter of 2015.
We expect to avoid material operating losses in Brazil in 2015 and 2016 due to the significant planned incremental investment that would have been required to scale the business. In connection with the wind down, we incurred approximately $111 and $1,972 in cash and non-cash charges, respectively, in the fourth quarter of 2014 related to severance-related expenses and asset write downs. We estimate that we will incur approximately $500 in cash charges in the first quarter of 2015 related to contract terminations and severance-related expenses.

Note 13. Geographic Information

ASC 280 "Segment Reporting" establishes reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. Under ASC 280, the method for determining what information to report is based upon the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. Our chief operating decision-makers review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues, marketing expenses and operating income (loss) excluding depreciation for our consumer customers and our small and medium business customers for purposes of allocating resources and evaluating financial performance. Based upon the information reviewed by our chief operating decision makers, we have determined that we have two operating segments; however, we have one reportable segment as our two operating segments meet the criteria for aggregation since the segments have similar operating and economic characteristics.

Information about our operations by geographic location is as follows:

	For the years ended December 31,
	2014	2013	2012
Revenue:
United States	$823,858	$784,665	$804,870
Brazil	98	—	—
Canada	30,294	32,348	32,570
United Kingdom	14,703	12,054	11,674
	$868,953	$829,067	$849,114
	December 31, 2014	December 31, 2013
Long-lived assets:
United States	$318,604	$231,335
Brazil	145	845
United Kingdom	545	821
Israel	129	276
	$319,423	$233,277

F-37     VONAGE ANNUAL REPORT 2014

Note 14. Quarterly Financial Information (Unaudited)
The following table sets forth the reviewed consolidated quarterly financial information for 2014 and 2013:

	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,	Total
Year Ended 2014
Revenue	$220,733	$218,882	$214,737	$214,601	$868,953
Net income attributable to Vonage	4,588	5,518	4,556	5,604	20,266
Net income attributable to Vonage per common share:
Basic	0.02	0.03	0.02	0.03
Diluted	0.02	0.02	0.02	0.03
Year Ended 2013
Revenue	$209,087	$204,776	$203,984	$211,220	$829,067
Net income (loss)	13,047	7,447	4,207	3,588	28,289
Net income (loss) per common share:
Basic	0.06	0.04	0.02	0.02
Diluted	0.06	0.03	0.02	0.02

F-38     VONAGE ANNUAL REPORT 2014