Form 10-Q
period 2015-03-31
VONAGE HOLDINGS CORP
filed 2015-05-07
CIK 1272830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	April 30, 2015
Common Stock, par value $0.001	213,586,873	shares

VONAGE HOLDINGS CORP.

Financial Information Presentation
For the financial information discussed in this Quarterly Report on Form 10-Q, other than per share and per line amounts, dollar amounts are presented in thousands, except where noted.

Part I – Financial Information

Item 1.	Financial Statements
VONAGE HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31, 2015	December 31, 2014
Assets	(unaudited)	(revised) (1)
Assets
Current assets:
Cash and cash equivalents	$52,224	$40,797
Marketable securities	8,332	7,162
Accounts receivable, net of allowance of $626 and $607, respectively	21,239	17,832
Inventory, net of allowance of $818 and $181, respectively	10,963	10,081
Deferred customer acquisition costs, current	4,312	4,854
Deferred tax assets, current	21,849	21,849
Prepaid expenses and other current assets	15,024	12,665
Total current assets	133,943	115,240
Property and equipment, net	46,350	49,630
Goodwill	142,439	142,544
Software, net	17,662	18,624
Deferred customer acquisition costs, non-current	65	87
Debt related costs, net	1,913	2,151
Restricted cash	2,401	3,405
Intangible assets, net	105,197	110,832
Deferred tax assets, non-current	219,624	225,167
Other assets	8,361	7,748
Total assets	$677,955	$675,428
Liabilities and Stockholders’ Equity
Liabilities
Current liabilities:
Accounts payable	$30,652	$42,564
Accrued expenses	76,805	84,322
Deferred revenue, current portion	34,434	35,570
Current maturities of capital lease obligations	3,493	3,365
Current portion of notes payables	20,000	20,000
Total current liabilities	165,384	185,821
Indebtedness under revolving credit facility	87,000	67,000
Notes payable, net of current portion	65,000	70,000
Deferred revenue, net of current portion	798	855
Capital lease obligations, net of current maturities	5,912	6,836
Other liabilities, net of current portion in accrued expenses	1,998	1,419
Total liabilities	326,092	331,931
Commitments and Contingencies	—	—
Stockholders’ Equity
Common stock, par value $0.001 per share; 596,950 shares authorized at March 31, 2015 and December 31, 2014; 264,946 and 262,423 shares issued at March 31, 2015 and December 31, 2014, respectively; 212,346 and 211,994 shares outstanding at March 31, 2015 and December 31, 2014, respectively	266	264
Additional paid-in capital	1,192,973	1,184,662
Accumulated deficit	(670,206)	(677,675)
Treasury stock, at cost, 52,600 shares at March 31, 2015 and 50,429 shares at December 31, 2014	(169,321)	(159,775)
Accumulated other comprehensive loss	(1,849)	(3,131)
Noncontrolling interest	—	(848)
Total stockholders’ equity	351,863	343,497
Total liabilities and stockholders’ equity	$677,955	$675,428
(1) See Note 9 Acquisition of Business.

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

Total revenues	$219,730	$220,733

Operating Expenses:
Cost of service (excluding depreciation and amortization of $5,724 and $5,154, respectively)	61,853	59,420
Cost of goods sold	9,190	9,739
Sales and marketing	85,564	95,486
Engineering and development	6,605	5,405
General and administrative	23,234	26,756
Depreciation and amortization	13,945	12,326
	200,391	209,132
Income from operations	19,339	11,601
Other Income (Expense):
Interest income	20	91
Interest expense	(1,935)	(2,077)
Other income (expense), net	(577)	(13)
	(2,492)	(1,999)
Income from continuing operations before income tax expense	16,847	9,602
Income tax expense	(6,998)	(4,118)
Income from continuing operations	9,849	5,484
Loss from discontinued operations	(1,615)	(1,279)
Loss on disposal, net of taxes	(824)	—
Discontinued operations	(2,439)	(1,279)
Net income	7,410	4,205
Plus: Net loss from discontinued operations attributable to noncontrolling interest	59	383
Net income attributable to Vonage	$7,469	$4,588
Net income per common share - continuing operations:
Basic	$0.05	$0.03
Diluted	$0.04	$0.02
Net loss per common share - discontinued operations attributable to Vonage:
Basic	$(0.01)	$—
Diluted	$(0.01)	$—
Net income attributable to Vonage per common share:
Basic	$0.04	$0.02
Diluted	$0.03	$0.02
Weighted-average common shares outstanding:
Basic	211,844	212,195
Diluted	220,589	225,187

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net income	$7,410	$4,205
Other comprehensive income (loss):
Foreign currency translation adjustment	312	(1,486)
Discontinued operations cumulative translation adjustment	974	—
Unrealized loss on available-for-sale securities	(4)	—
Total other comprehensive income (loss)	1,282	(1,486)
Comprehensive income	8,692	2,719
Comprehensive loss attributable to noncontrolling interest:
Comprehensive loss	59	383
Comprehensive loss from discontinued operations	—	19
Total comprehensive loss attributable to non-controlling interest	$59	$402
Comprehensive income attributable to Vonage	$8,751	$3,121

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income	$7,410	$4,205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization and impairment charges	8,501	7,982
Amortization of intangibles	5,635	4,356
Deferred tax expense	5,378	3,707
Loss on foreign currency	1,358	—
Allowance for doubtful accounts	(26)	(98)
Allowance for obsolete inventory	1,180	103
Amortization of debt related costs	238	289
Share-based expense	5,488	6,294
Non-controlling interest	907	—
Changes in operating assets and liabilities:
Accounts receivable	(3,416)	131
Inventory	(2,129)	4,480
Prepaid expenses and other current assets	(2,409)	(2,368)
Deferred customer acquisition costs	554	436
Other assets	(613)	174
Accounts payable	(11,867)	(14,333)
Accrued expenses	(4,989)	(5,349)
Deferred revenue	(1,055)	(638)
Other liabilities	579	16
Net cash provided by operating activities	10,724	9,387
Cash flows from investing activities:
Capital expenditures	(2,056)	(942)
Purchase of marketable securities	(2,061)	—
Maturities and sales of marketable securities	887	—
Acquisition and development of software assets	(2,258)	(2,786)
Acquisition of business, net of cash acquired	(3,505)	—
Decrease (increase) in restricted cash	999	(1)
Net cash used in investing activities	(7,994)	(3,729)
Cash flows from financing activities:
Principal payments on capital lease obligations	(796)	(682)
Principal payments on notes and revolving credit facility	(5,000)	(25,833)
Proceeds received from draw down of revolving credit facility	20,000	—
Common stock repurchases	(8,169)	(10,011)
Proceeds from exercise of stock options	2,825	1,836
Net cash provided by (used in) financing activities	8,860	(34,690)
Effect of exchange rate changes on cash	(163)	(1,359)
Net change in cash and cash equivalents	11,427	(30,391)
Cash and cash equivalents, beginning of period	40,797	84,663
Cash and cash equivalents, end of period	$52,224	$54,272
Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$1,787	$1,391
Income taxes	$89	$93
Non-cash financing transactions during the periods for:
Common stock repurchases	$285	$793

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-controlling interest	Total
Balance at December 31, 2014	$264	$1,184,662	$(677,675)	$(159,775)	$(3,131)	$(848)	$343,497
Stock option exercises	2	2,823					2,825
Share-based expense		5,488					5,488
Share-based award activity				(1,753)			(1,753)
Common stock repurchases				(7,793)			(7,793)
Foreign currency translation adjustment					1,286	—	1,286
Unrealized loss on available-for-sale securities					(4)		(4)
Net income			7,469			848	8,317
Balance at March 31, 2015	$266	$1,192,973	$(670,206)	$(169,321)	$(1,849)	$—	$351,863

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 1.    Basis of Presentation and Significant Accounting Policies
Nature of Operations
Vonage Holdings Corp. (“Vonage”, “Company”, “we”, “our”, “us”) is incorporated as a Delaware corporation. We are a leading provider of communications services connecting people through cloud-connected devices worldwide. Customers in the United States represented 93% of our combined subscriber lines and seats at March 31, 2015, with the balance in Canada and the United Kingdom.
Unaudited Interim Financial Information
The accompanying unaudited interim consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations, cash flows, and statement of stockholders’ equity for the periods presented. The results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.
These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on February 13, 2015.
Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of Vonage and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. We also consolidate a majority-owned entity in Brazil where we have the ability to exercise controlling influence. The ownership interest of the noncontrolling party is presented as noncontrolling interest. On March 31, 2015, the Company completed its previously announced exit from the Brazilian market for consumer telephony services and the associated wind down of its joint venture operations in the country. The results of companies acquired or disposed of are included in the consolidated financial statements from the effective date of the acqusition or up to the date of disposal.
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

Revenue Recognition
Operating revenues consist of services revenues and customer equipment (which enables our services) and shipping revenues. The point in time at which revenues are recognized is determined in accordance with Securities and Exchange Commission Staff

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Accounting Bulletin No. 104, Revenue Recognition, and Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition.
At the time a customer signs up for our services, there are the following deliverables:

•	Providing equipment, if any, to the customer that enables our services; and

•	Providing services.
The equipment is generally provided free of charge to our customers and in most instances there are no fees collected at sign-up. We record the fees collected for shipping the equipment to the customer, if any, as shipping and handling revenue at the time of shipment.

Services Revenue
Substantially all of our revenues are services revenues, which are derived primarily from monthly subscription fees that customers are charged under our service plans. We also derive services revenues from per minute fees for international calls if not covered under a plan, including calls made via applications for mobile devices and other stand-alone products, and for any calling minutes in excess of a customer’s monthly plan limits. Monthly subscription fees are automatically charged to customers’ credit cards, debit cards or electronic check payments ("ECP"), in advance and are recognized over the following month when services are provided. Revenues generated from international calls and from customers exceeding allocated call minutes under limited minute plans are recognized as services are provided, that is, as minutes are used, and are billed to a customer's credit cards, debit cards or ECP in arrears. As a result of multiple billing cycles each month, we estimate the amount of revenues earned from international calls and from customers exceeding allocated call minutes under limited minute plans but not billed from the end of each billing cycle to the end of each reporting period and record these amounts as accounts receivable. These estimates are based primarily upon historical minutes and have been consistent with our actual results.
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
Cost of Service
Cost of service consists of costs that we pay to third parties in order to provide services. These costs include access and interconnection charges that we pay to other companies to terminate domestic and international phone calls on the public switched telephone network. In addition, these costs include the cost to lease phone numbers, to co-locate in other companies’ facilities, to provide enhanced emergency dialing capabilities to transmit 911 calls, and to provide local number portability. These costs also include taxes that we pay on telecommunications services from our suppliers or are imposed by government agencies such as federal universal service fund (“USF”) contributions and royalties for use of third parties’ intellectual property. In addition, these costs include certain personnel and related costs for network operations and technical support that are attributable to revenue generating activities.

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
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of personnel and related costs for employees and contractors directly associated with our sales and marketing activities, internet advertising fees, radio and billboard advertising, public relations, commissions paid to employees, resellers and other third parties, trade shows, marketing and promotional activities, customer support, credit card fees, collections, and systems and information technology support.
Engineering and Development Expenses
Engineering and development expenses primarily include personnel and related costs for developers responsible for new products, and software engineers maintaining and enhancing existing products. These costs have been reclassified from selling, general and administrative expenses. Research and development costs related to new product development included in engineering and development were $4,055 and $3,042 for the quarters ended March 31, 2015 and 2014, respectively.
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
General and Administrative Expenses
General and administrative expenses primarily relate to our executive, finance, human resources, legal, and information technology organizations. General and administrative expenses primarily consist of personnel costs, stock compensation, board of directors' costs, professional fees for legal, accounting, tax, compliance and information systems, travel, recruiting expense and rent and related expenses.
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
Certain Risks and Concentrations
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, marketable securities, and accounts receivable. They are subject to fluctuations in both market value and yield based upon changes in market conditions, including interest rates, liquidity, general economic conditions, and conditions specific to the issuers. Accounts receivable are typically unsecured and are derived from revenues earned from customers primarily located in the United States. A portion of our accounts receivable represents the timing difference between when a customer’s credit card is billed and the subsequent settlement of that transaction with our credit card processors. This timing difference is generally three days for substantially all of our credit card receivables. We have never experienced any accounts receivable write-offs due to this timing

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

difference. In addition, we collect subscription fees in advance, minimizing our accounts receivable and bad debt exposure. If a customer’s credit card, debit card or ECP is declined, we generally suspend international calling capabilities as well as their ability to incur domestic usage charges in excess of their plan minutes. Generally, if the customer’s credit card, debit card or ECP could not be successfully processed during three billing cycles (i.e., the current and two subsequent monthly billing cycles), we terminate the account. In addition, we automatically charge any per minute fees to our customers’ credit card, debit card or ECP monthly in arrears. To further mitigate our bad debt exposure, a customer’s credit card, debit card or ECP will be charged in advance of their monthly billing if their international calling or overage charges exceed a certain dollar threshold.
Inventory
Inventory consists of the cost of customer equipment and is stated at the lower of cost or market, with cost determined using the average cost method. We provide an inventory allowance for customer equipment that has been returned by customers but may not be able to be reissued to new customers or returned to the manufacturer for credit.
Property and Equipment
Property and equipment includes acquired assets and those accounted for under capital leases and consist principally of network equipment and computer hardware, software, furniture, and leasehold improvements. Company-owned equipment in use at customer premises is also included in property and equipment. In addition, the lease of our corporate headquarters has been accounted for as a capital lease and is included in property and equipment. Network equipment and computer hardware and furniture are stated at cost with depreciation provided using the straight-line method over the estimated useful lives of the related assets, which range from three to five years. Leasehold improvements are amortized over their estimated useful life of the related assets or the life of the lease, whichever is shorter. The cost of renewals and substantial improvements is capitalized while the cost of maintenance and repairs is charged to operating expenses as incurred. Company-owned customer premises equipment is depreciated on a straight-line basis over three years.
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
Goodwill
Goodwill acquired in the acquisition of a business is accounted for based upon the excess fair value of consideration transferred over the fair value of net assets acquired in the business combination. Goodwill is tested for impairment on an annual basis on October 1st and, when specific circumstances dictate, between annual tests. When impaired, the carrying value of goodwill is written down to fair value. The goodwill impairment test involves evaluating qualitative information to determine if it is more than 50% likely that the fair value of a reporting unit is less than its carrying value. If such a determination is made, then the traditional two-step goodwill impairment test described below must be applied. The first step, identifying a potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. The second step, measuring the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Any excess of the reporting unit goodwill carrying value over the respective implied fair value is recognized as an impairment loss. There was no impairment of goodwill for the three months ended March 31, 2015.
Intangible Assets
Intangible assets acquired in the settlement of litigation or by direct purchase are accounted for based upon the fair value of assets received.
Purchased-intangible assets are accounted for based upon the fair value of assets received. Purchased-intangible assets are amortized on a straight-line or accelerated basis over the periods of benefit, ranging from two to ten years. We perform a review

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

of purchased-intangible assets whenever events or changes in circumstances indicate that the useful life is shorter than we had originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, we assess the recoverability of purchased-intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life of the asset is shorter than originally estimated, we accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. There was no impairment of purchased-intangible assets identified for the three months ended March 31, 2015.
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
Income Taxes
We recognize deferred tax assets and liabilities at enacted income tax rates for the temporary differences between the financial reporting bases and the tax bases of our assets and liabilities. Any effects of changes in income tax rates or tax laws are included in the provision for income taxes in the period of enactment. Our net deferred tax assets primarily consist of net operating loss carry forwards (“NOLs”). We are required to record a valuation allowance against our net deferred tax assets if we conclude that it is more likely than not that taxable income generated in the future will be insufficient to utilize the future income tax benefit from our net deferred tax assets (namely, the NOLs) prior to expiration. We periodically review this conclusion, which requires significant management judgment. If we are able to conclude in a future period that a future income tax benefit from our net deferred tax assets has a greater than 50 percent likelihood of being realized, we are required in that period to reduce the related valuation allowance with a corresponding decrease in income tax expense. This would result in a non-cash benefit to our net income in the period of the determination. In the fourth quarter of 2011, we released $325,601 of valuation allowance. We periodically

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

review this conclusion, which requires significant management judgment. In the future, if available evidence changes our conclusion that it is more likely than not that we will utilize our net deferred tax assets prior to their expiration, we will make an adjustment to the related valuation allowance and income tax expense at that time. In subsequent periods, we would expect to recognize income tax expense equal to our pre-tax income multiplied by our effective income tax rate, an expense that was not recognized prior to the reduction of the valuation allowance. Our effective rate may differ from the federal statutory rate due, in part, to our foreign operations and certain discrete period items. The 2015 estimated annual effective tax rate is expected to approximate 41%, but may fluctuate due to the timing of other discrete period transactions.
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
Acquisition related transaction costs, such as banking, legal, accounting and other costs incurred in connection with an acquisition, are expensed as incurred in general and administrative expense.
Acquisition related integration costs include costs associated with exit or disposal activities, which do not meet the criteria of discontinued operations, including costs for employee, lease, and contract terminations, facility closing or other exit activities. Additionally, these costs include expenses directly related to integrating and reorganizing acquired businesses and include items such as employee retention costs, recruiting costs, certain moving costs, certain duplicative costs during integration and asset impairments. These costs are expensed as incurred in general and administrative expense.
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

Although management believes its valuation methods were appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could have resulted in a different fair value measurement at the reporting date.
The following table presents the assets that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Level 1 Assets
Money market fund (1)	$1,621	$2,786
Level 2 Assets
Available-for-sale securities (2)	$8,332	$7,162

(1) Included in cash and cash equivalents on our consolidated balance sheet.
(2) Included in marketable securities on our consolidated balance sheet.
Fair Value of Other Financial Instruments
The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, approximate fair value because of their short maturities. The carrying amounts of our capital leases approximate fair value of these obligations based upon management’s best estimates of interest rates that would be available for similar debt obligations at March 31, 2015 and December 31, 2014. We believe the fair value of our debt at March 31, 2015 was approximately the same as its carrying amount as market conditions, including available interest rates, credit spread relative to our credit rating, and illiquidity, remain relatively unchanged from the issuance date of our debt on August 13, 2014 for a similar debt instrument.
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
The following table sets forth the computation for basic and diluted net income per share for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
	2015	2014
Numerator
Income from continuing operations	$9,849	$5,484

Discontinued operations	(2,439)	(1,279)
Plus: Net loss from discontinued operations attributable to noncontrolling interest	$59	$383
Loss from discontinued operations attributable to Vonage	$(2,380)	$(896)

Net income attributable to Vonage	$7,469	$4,588
Denominator
Basic weighted average common shares outstanding	211,844	212,195
Dilutive effect of stock options and restricted stock units	8,745	12,992
Diluted weighted average common shares outstanding	220,589	225,187
Basic net income per share
Basic net income per share-from continuing operations	$0.05	$0.03
Basic net loss per share-from discontinued operations attributable to Vonage	$(0.01)	$—
Basic net income per share-net income attributable to Vonage	$0.04	$0.02
Diluted net income per share
Diluted net income per share-from continuing operations	$0.04	$0.02
Diluted net loss per share-from discontinued operations attributable to Vonage	$(0.01)	$—
Diluted net income per share-net income attributable to Vonage	$0.03	$0.02

For the three months ended March 31, 2015 and 2014, the following were excluded from the calculation of diluted earnings per common share because of their anti-dilutive effects:

	Three Months Ended
	March 31,
	2015	2014
Restricted stock units	7,545	5,701
Stock options	18,163	22,144
	25,708	27,845
Comprehensive Income (Loss)
Comprehensive income consists of net income (loss) and other comprehensive items. Other comprehensive items include foreign currency translation adjustments and unrealized gains (losses) on available for sale securities.
Recent Accounting Pronouncements
In April 2015, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”. This ASU provides guidance to customers about

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. ASU 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015. We are currently evaluating the impact of adopting ASU 2015-05 on our consolidated financial statements and related disclosures.
In April 2015, FASB issued ASU 2015-03, "Interest-Imputation of Interest". This ASU requires that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability, consistent with the presentation of debt discounts. Prior to the amendments, debt issuance costs were presented as a deferred charge (i.e., an asset) on the balance sheet. This ASU is effective for annual reporting periods beginning after December 15, 2015 and interim periods within fiscal years beginning after December 15, 2016. The amendments must be applied retrospectively. All entities have the option of adopting the new requirements as of an earlier date for financial statements that have not been previously issued. Applicable disclosures for a change in an accounting principle are required in the year of adoption, including interim periods. Accordingly, we will adopt this ASU on January 1, 2017. The adoption of ASU 2015-03 will not have a material impact on our consolidated financial statements and related disclosures.
In May 2014, FASB issued ASU 2014-09, "Revenue from Contracts with Customers". This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of good or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted, however, in April 2015, the FASB proposed a delay in the effective date of this ASU. We will adopt this ASU when effective. Companies may use either a full retrospective or modified retrospective approach to adopt this ASU and our management is currently evaluating which transition approach to use. We are currently evaluating the impact of adopting ASU 2014-09 on our consolidated financial statements and related disclosures.
Reclassifications
As the Company's business evolves based upon recent acquisitions that position us as a Unified Communications as a Service ("UCaaS") provider, we have made certain changes to our income statement presentation. Sales expenses have been separated from selling, general, and administrative expenses and combined with marketing in a new sales and marketing caption. A new caption, engineering and development, has also been reclassified from selling, general and administrative expenses. The remaining selling, general and administrative expenses, after the above reclassifications, have been renamed as general and administrative expenses. The reclassifications have been reflected in all periods presented and had no impact on net earnings previously reported.

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 2.    Supplemental Balance Sheet Account Information
Prepaid expenses and other current assets

	March 31, 2015	December 31, 2014
Nontrade receivables	$1,536	$2,511
Services	9,818	7,415
Telecommunications	410	459
Insurance	351	803
Marketing	1,684	519
Other prepaids	1,225	958
Prepaid expenses and other current assets	$15,024	$12,665

Property and equipment, net

	March 31, 2015	December 31, 2014
Building (under capital lease)	$25,709	$25,709
Network equipment and computer hardware	74,247	73,599
Leasehold improvements	48,011	48,574
Customer premise equipment	4,271	3,220
Furniture	2,265	1,914
Vehicles	195	195
	154,698	153,211
Less: accumulated depreciation and amortization	(108,348)	(103,581)
Property and equipment, net	$46,350	$49,630

Customer premise equipment, net

	March 31, 2015	December 31, 2014
Customer premise equipment	$4,271	$3,220
Less: accumulated depreciation	(405)	(74)
Customer premise equipment, net	$3,866	$3,146

Software, net

	March 31, 2015	December 31, 2014
Purchased	$55,808	$55,636
Licensed	909	909
Internally developed	36,088	36,088
	92,805	92,633
Less: accumulated amortization	(75,143)	(74,009)
Software, net	$17,662	$18,624

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Debt related costs, net

	March 31, 2015	December 31, 2014
Senior secured term loan and revolver	$6,617	$6,617
Less: accumulated amortization	(4,704)	(4,466)
Debt related costs, net	$1,913	$2,151

Restricted cash

	March 31, 2015	December 31, 2014
Letter of credit-lease deposits	$2,312	$3,311
Cash reserves	89	94
Restricted cash	$2,401	$3,405

Intangible assets, net

	March 31, 2015	December 31, 2014
Customer relationships	$49,799	$49,799
Developed technology	72,900	72,900
Patents and patent licenses	12,764	12,764
Trademarks	560	560
Trade names	500	500
Non-compete agreements	2,726	2,726
	139,249	139,249

Customer relationships	(12,413)	(10,185)
Developed technology	(9,930)	(7,108)
Patents and patent licenses	(10,737)	(10,426)
Trademarks	(490)	(472)
Trade names	(137)	(113)
Non-compete agreements	(345)	(113)
Less: accumulated amortization	(34,052)	(28,417)

Customer relationships	37,386	39,614
Developed technology	62,970	65,792
Patents and patent licenses	2,027	2,338
Trademarks	70	88
Trade names	363	387
Non-compete agreements	2,381	2,613
Intangible assets, net	$105,197	$110,832

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Other assets

	March 31, 2015	December 31, 2014
Long term non-trade receivable	6,623	6,623
Others	1,738	1,125
Other assets	$8,361	$7,748

Accrued expenses

	March 31, 2015	December 31, 2014
Compensation and related taxes and temporary labor	$16,867	$25,555
Marketing	22,209	17,871
Taxes and fees	18,152	17,300
Litigation and settlements	23	23
Telecommunications	8,674	8,134
Other accruals	5,493	9,645
Customer credits	1,848	1,883
Professional fees	2,762	2,178
Accrued interest	21	133
Inventory	511	1,267
Credit card fees	245	207
Accrued expenses	$76,805	$84,196

Accumulated other comprehensive loss

	March 31, 2015	December 31, 2014
Foreign currency translation adjustment	(1,845)	(3,123)
Unrealized loss on available-for sale securities	(4)	(8)
Accumulated other comprehensive loss	$(1,849)	$(3,131)

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 3.    Supplemental Income Statement Account Information
Amounts included in revenues

	Three Months Ended
	March 31,
	2015	2014
USF fees	$18,515	$18,636
Disconnect fees	$928	$773
Initial activation fees	$220	$314
Customer equipment rental	$770	$—
Customer equipment fees	$1,173	$411
Equipment recovery fees	$15	$20
Shipping and handling fees	$603	$379

Amount included in cost of services

	Three Months Ended
	March 31,
	2015	2014
USF costs	$18,515	$18,693

Amount included in cost of goods sold

	Three Months Ended
	March 31,
	2015	2014
Shipping and handling cost	$1,285	$1,557

Amount included in sales and marketing

	Three Months Ended
	March 31,
	2015	2014
Advertising costs	$28,249	$34,686

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Amounts included in general and administrative expense

	Three Months Ended
	March 31,
	2015	2014
Acquisition related transaction costs	$438	$20
Acquisition related integration costs	$17	$94

Depreciation and amortization expense

	Three Months Ended
	March 31,
	2015	2014
Network equipment and computer hardware	$2,890	$3,609
Software	3,073	2,703
Capital leases	550	550
Other leasehold improvements	1,225	1,073
Customer premise equipment	460	—
Furniture	95	34
Vehicles	16	1
Patents	311	576
Trademarks	18	18
Customer relationships	2,229	2,134
Acquired technology	2,820	1,574
Trade names	25	50
Non-compete agreements	232	4
	13,944	12,326
Property and equipment impairments	1	—
Depreciation and amortization expense	$13,945	$12,326

Amount included in interest expense

	Three Months Ended
	March 31,
	2015	2014
Debt related costs amortization	$238	$289

Amount included in other income (expense), net

	Three Months Ended
	March 31,
	2015	2014
Net loss resulting from foreign exchange transactions	$(567)	$(15)

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 4.    Long-Term Debt and Revolving Credit Facility
A schedule of long-term debt at March 31, 2015 and December 31, 2014 is as follows:

	March 31, 2015	December 31, 2014
2.875-3.375% Credit Facility - due 2018	$65,000	$70,000
2.875-3.375% Revolving Credit Facility - due 2018	87,000	67,000
Total Long-Term Debt and Revolving Credit Facility	$152,000	$137,000

At March 31, 2015, future payments under long-term debt obligations over each of the next five years and thereafter were as follows:

Credit Facility
2015	$15,000
2016	20,000
2017	20,000
2018	30,000
Minimum future payments of principal	85,000
Less: current portion	20,000
Long-term portion	$65,000

Acquisition of SimpleSignal

In connection with our acquisition of SimpleSignal on April 1, 2015, we financed the transaction with $20,000 from our revolving credit facility.

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
As of March 31, 2015, we were in compliance with all covenants, including financial covenants, for the 2014 Credit Facility.
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
The Preservation Plan was set to expire no later than the close of business June 7, 2013, unless extended by our board of directors. On June 6, 2013, at the Vonage 2013 annual meeting of stockholders, stockholders ratified the extension of the Preservation Plan through June 7, 2015. On April 2, 2015, after consultation with our advisors, our board of directors determined to extend the Preservation Plan through June 30, 2017, subject to ratification of the extension by stockholders at our 2015 annual meeting of stockholders.
Common Stock Repurchases
On July 25, 2012, our board of directors authorized a program to repurchase up to $50,000 of Vonage common stock (the "$50,000 repurchase program") through December 31, 2013. On February 7, 2013, our board of directors discontinued the remainder of the $50,000 repurchase program effective at the close of business on February 12, 2013 with $16,682 of availability remaining, and authorized a new program to repurchase up to $100,000 of Vonage common stock (the "2012 $100,000 repurchase program") by December 31, 2014.
We repurchased the following shares of common stock with cash resources under the 2012 $100,000 repurchase program during the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
	2015	2014 (1)
Shares of common stock repurchased	—	2,447
Value of common stock repurchased	$—	$10,043

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

(1) including 186 shares, or $791, of common stock repurchases settled in April 2014; excluding commission of $2.
As of December 31, 2014, approximately $219 remained of our 2012 $100,000 repurchase program. The repurchase program expired on December 31, 2014.
On December 9, 2014, Vonage's Board of Directors authorized a new program for the Company to repurchase up to $100,000 of its outstanding common stock (the "2014 $100,000 repurchase program"). Repurchases under the 2014 $100,000 repurchase program program are expected to be made over a four-year period ending on December 31, 2018.
Under the 2014 $100,000 repurchase program, the timing and amount of repurchases will be determined by management based on its evaluation of market conditions, the trading price of the stock and will vary based on available capital resources and other financial and operational performance, market conditions, securities law limitations, and other factors. Repurchases may be made in the open market or through private transactions from time to time. The repurchases will be made using available cash balances. In any period, under each repurchase program, cash used in financing activities related to common stock repurchases may differ from the comparable change in stockholders' equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash.
We repurchased the following shares of common stock with cash resources under the 2014 $100,000 repurchase program during the three months ended March 31, 2015:

	Three Months Ended
	March 31,
	2015 (1)	2014
Shares of common stock repurchased	1,779	—
Value of common stock repurchased	$7,769	$—
(1) including 58 shares, or $283, of common stock repurchases settled in April 2015; excluding commission of $1.
As of March 31, 2015, approximately $92,231 remained of our 2014 $100,000 repurchase program. The repurchase program expires on December 31, 2018 but may be suspended or discontinued at any time without notice.
In any period under the 2014 $100,000 repurchase program, cash used in financing activities related to common stock repurchases may differ from the comparable change in stockholders' equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash.
Note 6.    Commitments and Contingencies
Litigation
IP Matters
Bear Creek Technologies, Inc. On February 22, 2011, Bear Creek Technologies, Inc. (“Bear Creek”) filed a lawsuit against Vonage Holdings Corp., Vonage America, Inc., Vonage Marketing LLC, and Aptela Inc. (a subsidiary of Vocalocity, Inc., a wholly-owned subsidiary of the Company which was acquired on November 15, 2013 pursuant to an Agreement and Plan of Merger dated October 9, 2013) in the United States District Court for the Eastern District of Virginia (Norfolk Division) alleging that Vonage’s and Aptela’s products and services are covered by United States Patent No. 7,889,722, entitled “System for Interconnecting Standard Telephony Communications Equipment to Internet Protocol Networks” (the “'722 Patent”). The suit also named numerous other defendants, including Verizon Communications, Inc., Comcast Corporation, Time-Warner Cable, Inc., AT&T, Inc., and T-Mobile USA Inc. On August 17, 2011, the Court dismissed Bear Creek’s case against the Vonage entities and Aptela, as well as all the other defendants, except for one defendant. Later, on August 17, 2011, Bear Creek re-filed its complaint concerning the ‘722 Patent in the United States District Court for the District of Delaware against the same Vonage entities; and also re-filed a separate complaint concerning the ‘722 Patent in the United States District Court for the Eastern District of Virginia against Aptela. In each complaint, Bear Creek alleges that Vonage and Aptela, respectively, are infringing one or more claims of the ‘722 Patent. In addition, Bear Creek alleges that each party is contributing to and inducing infringement of one or more claims of the ‘722 Patent. On January 25, 2012, Bear Creek filed a motion with the United States Judicial Panel on Multidistrict Litigation seeking to transfer and consolidate its litigations against Vonage and Aptela with twelve other separate actions Bear Creek filed in the U.S. District Courts for Delaware and the Eastern District of Virginia. On May 2, 2012, the Multidistrict Litigation Panel granted Bear Creek’s

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

motion and ordered the coordination or consolidation for pretrial proceedings of all fourteen actions in the U.S. District Court for the District of Delaware. On October 11, 2012, Vonage filed an answer to Bear Creek’s complaint, including counterclaims of non-infringement and invalidity of the ‘722 patent. Aptela, which filed a motion to dismiss Bear Creek’s complaint on September 27, 2011, has not yet answered, as its motion remains pending and awaiting disposition by the court. On November 5, 2012, Bear Creek filed an answer to Vonage’s counterclaims. On March 1, 2013, several defendants including Vonage moved the Court to stay the case pending resolution of the reexamination of the ‘722 patent requested by Cisco Systems, Inc. (“Cisco”) as described below; the motion was granted on July 17, 2013, and the case was stayed pending the resolution of the reexamination. On November 8, 2013, the Court granted Bear Creek’s request to terminate and substitute counsel representing it in the litigation. On May 5, 2015, the Court closed the case for administrative purposes, with leave to reopen if further attention by the Court is required.
A request for reexamination of the ‘722 Patent was filed on September 12, 2012 by Cisco, challenging the validity of the ‘722 Patent. Cisco’s request was granted by the United States Patent and Trademark Office on November 28, 2012. On March 24, 2014, the Patent Office issued an Action Closing Prosecution, confirming its rejection of all claims of the ‘722 patent on multiple independent grounds. Bear Creek filed comments to the Action Closing Prosecution on April 24, 2014. Cisco filed responsive comments on May 22, 2014. On September 15, 2014, Bear Creek filed a Notice of Appeal to the Patent Office’s rejection of its patent. On November 14, 2014, Bear Creek submitted its Appeal to the Patent Trial and Appeal Board. Cisco filed its responsive brief on December 12, 2014; the brief was defective and, at the direction of the Patent Office, Cisco re-filed an amended brief on December 31, 2014.
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
A second request for inter partes review of the ‘879 patent was made by Cisco on December 12, 2013 and granted by the Patent Office on May 27, 2014. AIP filed its response on August 18, 2014, and Cisco filed its reply on November 14, 2014. A hearing was held on January 7, 2015. The proceeding remains pending before the Patent Office.
Cisco petitioned for inter partes review of the ‘247 patent on November 25, 2014. AIP filed a preliminary response on February 23, 2015. The Patent Office has not yet determined whether to grant this petition.
Commercial Litigation
Merkin & Smith, et als.  On September 27, 2013, Arthur Merkin and James Smith filed a putative class action lawsuit against Vonage America, Inc. in the Superior Court of the State of California, County of Los Angeles, alleging that Vonage violated California’s Unfair Competition Law by charging its customers fictitious 911 taxes and fees. On October 30, 2013, Vonage filed a notice removing the case to the United States District Court for the Central District of California. On October 30, 2013 the case was assigned to a United States District Judge and a Magistrate Judge. On November 26, 2013, Vonage filed its Answer to the Complaint. On December 4, 2013, Vonage filed a Motion to Compel Arbitration. On February 4, 2014, the Court denied Vonage’s Motion to Compel Arbitration. On March 5, 2014, Vonage filed an appeal with the United States Court of Appeals for the Ninth Circuit of the decision denying Vonage’s Motion to Compel Arbitration. On March 6, 2014, Vonage moved to stay the district court proceedings pending its appeal; the Court granted Vonage’s stay motion on March 26, 2014. Vonage filed its appellate brief

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

on September 24, 2014. Plaintiff’s opposition brief was filed on November 21, 2014.  Vonage filed its Reply Brief on December 22, 2014.
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
Federal - Net Neutrality
Clear and enforceable net neutrality rules make it more difficult for broadband Internet service providers to block or discriminate against Vonage service. In addition, explicitly applying net neutrality rules to wireless broadband Internet service providers could create greater opportunities for VoIP applications that run on wireless broadband Internet service. In December 2010, the FCC adopted net neutrality rules that applied strong net neutrality rules to wired broadband Internet service providers and limited rules to wireless broadband Internet service providers. On January 14, 2014, the D.C. Circuit Court of Appeals vacated a significant portion of the 2010 rules. On May 15, 2014, the FCC issued a Notice of Proposed Rulemaking (NPRM) proposing new net neutrality rules. After public response to the NPRM, the FCC adopted new neutrality rules on February 26, 2015. These rules prohibit broadband Internet service providers from: (1) blocking or throttling lawful content applications, or services; (2) imposing paid prioritization arrangements; and (3) unreasonably interfering or unreasonably disadvantaging consumers or edge providers. In addition, broadband Internet service providers are required to make certain disclosures regarding their network management practices, network performance, and commercial terms. These net neutrality rules apply the same requirements to wired and wireless broadband Internet service providers. Several parties have filed appeals and more are expected.
Federal - Intercarrier Compensation
On October 27, 2011, the FCC adopted an order reforming universal service and the intercarrier compensation (“ICC”) system that governs payments between telecommunications carriers primarily for terminating traffic. The FCC order provides that VoIP originated calls will be subject to interstate access charges for long distance calls and reciprocal compensation for local calls that terminate to the public switched telephone network (“PSTN”). It also subjected PSTN originated traffic directed to VoIP subscribers to similar ICC obligations. The termination charges for all traffic, including VoIP originated traffic, will transition over several years to a bill and keep arrangement (i.e., no termination charges). We expect that the FCC's order will lower Vonage's costs for telecommunications services. Numerous parties filed appeals of the FCC order in multiple federal circuit courts of appeal. The 10th Circuit Court of Appeals was selected by lottery to decide the appeals and, on May 23, 2014, upheld the FCC’s order in its entirety. Several appellants sought Supreme Court review of the 10th Circuit decision. The Supreme Court declined to review the decision.
Federal - Universal Service Contribution Reform
On April 30, 2012, the FCC released a Further Notice of Proposed Rulemaking on reforming federal universal service fund (“USF”) contributions. Currently USF contributions are assessed on the interstate and international revenue of traditional telephone carriers and interconnected VoIP providers like Vonage. The level of USF assessments on these providers has been going up over

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

time because of decreases in the revenue subject to assessment due to substitution of non-assessable services such as non-interconnected VoIP services. In addition, communications industry revenues, in general, have shifted away from USF assessable voice services to non-assessable broadband services. Both of these trends have reduced the USF contribution base and caused the assessment rate to increase to cover USF costs. In the order adopting the 2015 net neutrality rules, the FCC applied some universal service provisions to broadband internet service, but forbore from applying USF contribution obligations pending a recommendation from the Federal State Joint Board on Universal Service. If the FCC does reform USF contributions or add services to the contribution base, it is likely that Vonage's contribution burden will decline.
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
Federal - Rural Call Completion Issues
On October 28, 2013, the FCC adopted an order on rural call completion that imposes new reporting obligations and restricts certain call signaling practices. The call signaling rules went into effect on January 31, 2014.  We filed for extensions that the FCC granted and as of April 17, 2014, we were compliant with the call signaling rules.  On March 4, 2015, the FCC announced that covered providers must begin reporting on rural call completion data as of April 1, 2015. We could be subject to an FCC enforcement action in the future in the event the FCC took the position that our rural call completion performance is inadequate or we were not compliant with the FCC’s order.
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

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Stand-by Letters of Credit
We had stand-by letters of credit totaling $2,312 and $3,311, as of March 31, 2015 and December 31, 2014, respectively.
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
Vendor Commitments
We have committed to purchase service from a vendor to provide Vonage customers with caller IDs. We have committed to pay this vendor approximately $700 in 2015, $1,200 in 2016 and 2017, and $500 in 2018.

State and Municipal Taxes
In accordance with generally accepted accounting principles, we make a provision for a liability for taxes when it is both probable that a liability has been incurred and the amount of the liability or range of liability can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. For a period of time, we did not collect or remit state or municipal taxes (such as sales, excise, utility, use, and ad valorem taxes), fees or surcharges (“Taxes”) on the charges to our customers for our services, except that we historically complied with the New Jersey sales tax. We have received inquiries or demands from a number of state and municipal taxing and 911 agencies seeking payment of Taxes that are applied to or collected from customers of providers of traditional public switched telephone network services. Although we have consistently maintained that these Taxes do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations, we are now collecting and remitting sales taxes in certain of those states including a number of states that have changed their statutes to expressly include VoIP. In addition, many states address how VoIP providers should contribute to support public safety agencies, and in those states we remit fees to the appropriate state agencies. We could also be contacted by state or municipal taxing and 911 agencies regarding Taxes that do explicitly apply to VoIP and these agencies could seek retroactive payment of Taxes. As such, we have a reserve of $3,092 as of March 31, 2015 as our best estimate of the potential tax exposure for any retroactive assessment. We believe the maximum estimated exposure for retroactive assessments is approximately $5,000 as of March 31, 2015.

Note 7.    Noncontrolling Interest and Redeemable Noncontrolling Interest
In the third quarter of 2013, we formed a consolidated foreign subsidiary in Brazil in connection with our previously announced joint venture in Brazil, which created a redeemable noncontrolling interest. The redeemable noncontrolling interest consisted of the 30.0% interest in this subsidiary held by our joint venture partner.
In 2014, our joint venture partner did not make required capital calls and correspondingly its interest was diluted to 4% and was no longer contingently redeemable. As such, we reclassified the redeemable noncontrolling interest previously included in the mezzanine section of our Consolidated Balance Sheets to noncontrolling interest in the Stockholders' Equity section of our Consolidated Balance Sheets.
In December 2014 we announced plans to exit the Brazilian market for consumer telephony services and wind down our joint venture operations in the country. We completed the process at the end of the first quarter of 2015.
We expect to avoid material operating losses in Brazil in 2015 and 2016 due to the significant planned incremental investment that would have been required to scale the business. In connection with the wind down, we incurred approximately $500 in cash charges in the first quarter of 2015 related to contract terminations and severance-related expenses.

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 8. Discontinued Operations

On March 31, 2015, the Company completed its previously announced exit from the Brazilian market for consumer telephony services and the associated wind down of its joint venture operations in the country. The Company incurred a loss on disposal of $824. The loss on disposal comprises of the write-off of noncontrolling interest of $907, foreign currency loss on intercompany loan forgiveness of $783, and residual cumulative translation of $192, partially offset by a tax benefit of $1,058.
The results of operations of this discontinued operation are as follows:

	Three Months Ended
	March 31,
	2015	2014
Revenues	$33	$—
Operating expenses	1,648	1,279
Loss from discontinued operations	(1,615)	(1,279)
Loss on disposal, net of taxes	(824)	—
Net loss from discontinued operations	(2,439)	(1,279)
Plus: Net loss from discontinued operations attributable to noncontrolling interest	$59	$383
Net loss from discontinued operations attributable to Vonage	$(2,380)	$(896)

Note 9. Acquisition of Business
Acquisition of Telesphere
We acquired Telesphere for $114,330, including 6,825 shares of Vonage common stock (which shares had an aggregate value of approximately $22,727 based upon the closing stock price on December 15, 2014) and cash consideration of $91,603 (of which $3,610 was paid in January 2015) including payment of $676 for excess cash as of the closing date, a reduction for closing working capital of $105, reductions for indebtedness and transaction expenses of Telesphere that remained unpaid as of closing, and deposits into the escrow funds. We financed the transaction with $24,603 of cash and $67,000 from our revolving credit facility. The aggregate consideration was be allocated among Telesphere equity holders.
The acquisition was accounted for using the acquisition method of accounting under which assets and liabilities of Telesphere were recorded at their respective fair values including an amount for goodwill representing the difference between the acquisition consideration and the fair value of the identifiable net assets.
During the first quarter of 2015 the Company completed the process of allocating the acquisition price to identified intangible assets acquired as of the closing date, which had been in process as of December 31, 2014. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. The estimated fair values of assets acquired and liabilities assumed are considered preliminary and are based on the most recent information available. We believe that the information provides a reasonable basis for assigning the fair values of assets acquired and liabilities assumed, but we are waiting for additional information, primarily related to income, sales, excise, and ad valorem taxes which are subject to change. Thus the provisional measurements of fair value set forth below are subject to change. We expect to finalize the valuation as soon as practicable, but not later than one-year from the acquisition date.
The December 31, 2014 balance sheet has been revised to reflect the allocation of the purchase price for Telesphere based upon completion of our valuation analysis of intangible assets. The key revision was to record identified intangible assets of $50,925 with a corresponding reduction to goodwill.

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The table below summarizes the assets acquired and liabilities assumed as of December 15, 2014:

Estimated Fair Value
Assets
Current assets:
Cash and cash equivalents	$70
Accounts receivable	2,925
Inventory	386
Prepaid expenses and other current assets	398
Total current assets	3,779
Property and equipment	5,731
Software	3
Intangible assets	50,925
Other assets	76
Total assets acquired	60,514

Liabilities
Current liabilities:
Accounts payable	1,202
Accrued expenses	4,108
Deferred revenue, current portion	1,156
Total current liabilities	6,466
Deferred tax liabilities, net, non-current	1,923
Total liabilities assumed	8,389

Net identifiable assets acquired	52,125
Goodwill	62,205
Total purchase price	$114,330

The intangible assets as of the closing date of the acquisition included:

Amount
Customer relationships	$10,699
Developed technologies	35,508
MPLS network	2,192
Non-compete agreements	2,526
$50,925
Indications of fair value of the intangible assets acquired in connection with the acquisition were determined using either the income, market or replacement cost methodologies. The intangible assets are being amortized over periods which reflect the pattern in which economic benefits of the assets are expected to be realized. The customer relationships and MPLS network are being amortized on an accelerated basis over an estimated useful life of seven years; developed technology is being amortized on an accelerated basis over an estimated useful life of ten years; and the non-compete agreements are being amortized on a straight-line basis over three years.
In addition, we recorded a net deferred tax liability of $19,914 related to the $50,925 of identified intangible assets that will be amortized for financial reporting purposes but not for tax purposes and a deferred tax asset of $17,991 related to NOLs.
The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents the amount of goodwill resulting from the acquisition. We do not expect any portion of this goodwill to be deductible for tax purposes. The goodwill attributable to the acquisition has been recorded as a non-current asset and is not amortized, but is subject to an annual review for impairment. We believe the factors that contributed to goodwill include synergies that are specific to our

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

consolidated business, the acquisition of a talented workforce that provides us with expertise in the small and medium business market, as well as other intangible assets that do not qualify for separate recognition.

Note 10. Subsequent Events
Acquisition of SimpleSignal
Pursuant to the Agreement and Plan of Merger dated March 15, 2015 by and among Vonage Holdings Corp., a Delaware corporation, Stratus Acquisition Corp., a California corporation and an indirect wholly owned subsidiary of Parent (“Merger Sub”), Simple Signal Inc., a California corporation (the “Simple Signal”) and Simplerep, LLC, a Colorado limited liability company, as representative of the security holders of Simple Signal, on April 1, 2015, Merger Sub merged with and into Simple Signal, and Simple Signal became a wholly owned indirect subsidiary of Vonage.
SimpleSignal provides cloud-based unified communications and collaboration services, delivering voice, video, and mobile communications to business customers. SimpleSignal is a natural complement to our expanding UCaaS business.
We acquired SimpleSignal on April 1, 2015 for $25,575, including 1,111 shares of Vonage common stock (which shares had an aggregate value of approximately $5,575 based upon the closing stock price on April 1, 2015) and cash consideration of $20,000, subject to adjustments for closing cash and working capital of SimpleSignal, reductions for indebtedness and transaction expenses of SimpleSignal that remained unpaid as of closing, and deposits into the escrow funds, pursuant to the merger agreement. We financed the transaction with $20,000 from our revolving credit facility. The aggregate consideration will be allocated among SimpleSignal equityholders.
Pursuant to the merger agreement, $2,356 of the cash consideration and $1,144 of the stock consideration was placed in escrow for unknown liabilities that may have existed as of the acquisition date.
During 2015, we incurred $438 in acquisition related transaction costs, which were recorded in general and administrative expense in the accompanying Consolidated Statements of Income.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our consolidated financial statements and the related notes included elsewhere in this Form 10-Q and our audited financial statements included in our Annual Report on Form 10-K. This discussion contains forward-looking statements. These forward-looking statements are based on information available at the time the statements are made and/or management’s belief as of that time with respect to future events and involve risks and uncertainties that could cause actual results and outcomes to be materially different. Important factors that could cause such differences include but are not limited to: the competition we face; our ability to adapt to rapid changes in the market for voice and messaging services; our ability to retain customers and attract new customers; the expansion of competition in the unified communications market; the impact of fluctuations in economic conditions, particularly on our small and medium business customers; security breaches and other compromises of information security; risks related to the acquisition or integration of businesses or joint ventures, including the risks related to the acquisition of Simple Signal, Telesphere, and Vocalocity; the risk associated with developing and maintaining effective distribution channels; our ability to establish and expand strategic alliances; governmental regulation and taxes in our international operations; our ability to obtain or maintain relevant intellectual property licenses; intellectual property and other litigation that have been and may be brought against us; failure to protect our trademarks and internally developed software; obligations and restrictions associated with data privacy; our dependence on third party facilities, equipment, systems and services; system disruptions or flaws in our technology and systems; uncertainties relating to regulation of VoIP services; risks associated with operating abroad; liability under anti-corruption laws; results of regulatory inquiries into our business practices; fraudulent use of our name or services; our dependence upon key personnel; our dependence on our customers' existing broadband connections; differences between our service and traditional phone services; restrictions in our debt agreements that may limit our operating flexibility; our ability to obtain additional financing if required; any reinstatement of holdbacks by our vendors; our history of net losses and ability to achieve consistent profitability in the future; and other factors that are set forth in the “Risk Factors” in our Annual Report on Form 10-K, in our Quarterly Reports on Form 10-Q and in our Current Reports on Form 8-K. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, and therefore, you should not rely on these forward-looking statements as representing our views as of any date subsequent to the date this Form 10-Q is filed with the Securities and Exchange Commission.
Financial Information Presentation
For the financial information discussed in this Quarterly Report on Form 10-Q, other than per share, per line and per seat amounts, dollar amounts are presented in thousands, except where noted. All trademarks are the property of their owners.
Recent Developments
Acquisition of SimpleSignal
SimpleSignal was acquired on April 1, 2015 for $25,250, reduced by $200 of working capital shortfall as of the closing date and increased by $525 for the increase in value of the 1,111 shares of Vonage common stock from the signing date to the closing date, resulting in a total acquisition cost of $25,575. We financed the transaction by borrowing $20,000 from our credit facility. SimpleSignal is a natural complement to our expanding UCaaS business.
Joint Venture in Brazil
On March 31, 2015, the Company completed its previously announced exit from the Brazilian market for consumer telephony services and the associated wind down of its joint venture operations in the country. This decision underscores the Company’s focus on providing UCaaS solutions to domestic consumers and SMBs, which offer higher investment return opportunities.
Overview
We are a leading provider of cloud communications services for consumers and businesses, offering a robust suite of feature-rich residential and business communication solutions that offer flexibility, portability and ease-of-use across multiple devices designed to meet the needs of a wide range of customers.
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
To increase the visibility of our international long distance plans, we have shifted an increasing portion of our marketing budget from broad national advertising as we target attractive segments of the international long distance market. We have direct sales channels where customers can subscribe to our services on-line or through our toll-free number, as well as a retail distribution channel through regional and national retailers and localized street teams. Our retail distribution outlets include Walmart, Best Buy, Brandsmart, Fry's, and Microcenter.
Low-end domestic. We also provide services to address the low-end domestic market for light users, often with poor in-home wireless coverage. BasicTalk, our low-end domestic calling product, is sold in Walmart nationwide and through our direct telesales and online channels.
Services outside of the United States. We currently have operations in the United Kingdom, and Canada and believe that our low-cost Internet based communications platform enables us to cost effectively deliver voice and messaging services to other locations throughout the world.
Small and Medium Business Customers
For our business customers, we provide innovative, cloud-based unified communication solutions, comprised of integrated voice, text, video, data, collaboration, and mobile applications. We focus on the small and medium sized business market. Our products and services permit these customers to communicate with their customers and employees through any cloud-connected device, in any place, at any time. Through our acquisitions of Vocalocity, Inc., Telesphere Networks, Ltd., and, in April 2015, Simple Signal, we are positioned as a leader in the high growth SMB market, with the ability to address the entire spectrum of SMB customers, from 1 to over 1,000 seats. We now provide customers with multiple deployment options designed to provide the reliability and quality of service they demand. Our Vonage Business customers subscribe to our cloud-based communication services, delivered through our proprietary platform. Our Vonage Business products are primarily sold through our direct sales channel or through authorized resellers and value-added distributors, and customers typically do not enter into term contracts. For larger customers that require guaranteed quality of service in their service level agreements (SLAs), Telesphere offers carrier-grade performance and support for wireline and mobile devices to businesses over its private IP MPLS network, one of the largest in the nation. Telesphere’s cloud-based UCaaS services allow businesses of any size to utilize cutting edge voice, video, data and collaboration features of large enterprise systems without the often costly investment required with on-site equipment. Our Telesphere products are provided under initial three-year contracts and are generally sold through our network of authorized indirect channel partners and master agents or by our direct sales force.
Mobile Services
Mobile and other connected device services. Mobility has become central to our development priorities across our consumer and business operations. In our consumer services, we offer our patented Extensions ® product, digital calling card and standalone Vonage Mobile product. Vonage Mobile provides free, high quality voice and video calling and messaging between users who have the application, as well as low-cost international calling to any other phone in more than 200 countries. In 2014, we launched Mobile Inbound Calling capabilities which allow customers and their families to take their full Vonage service with them on their mobile phones, enabling them to receive a call made to the home number on the home phone and multiple mobile devices concurrently, while still being able to view the original calling party’s ID.
Our business customers can utilize cloud-based unified communications capabilities over their mobile devices and access features including presence management, instant messaging, high-definition voice and video and the ability to move from device to device without interrupting calls.
We had approximately 2.4 million combined subscriber lines and seats as of March 31, 2015, of which 93% were in the United States. We also have customers in Canada and the United Kingdom.

Trends

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
Regulation. Our business has developed in a relatively lightly regulated environment. The United States and other countries, however, are examining how VoIP services should be regulated. A November 2010 order by the FCC that permits states to impose state universal service fund obligations on VoIP service, discussed in Note 6 to our financial statements, is an example of efforts by regulators to determine how VoIP service fits into the telecommunications regulatory landscape. In addition to regulatory matters that directly address VoIP, a number of other regulatory initiatives could impact our business. One such regulatory initiative is net neutrality. In December 2010, the FCC adopted a revised set of net neutrality rules for broadband Internet service providers. These rules made it more difficult for broadband Internet service providers to block or discriminate against Vonage service. On January 14, 2014, the D.C. Circuit Court of Appeals vacated a significant portion of the 2010 rules. On May 15, 2014, the FCC issued a Notice of Proposed Rulemaking (NPRM) proposing new net neutrality rules. After public response to the NPRM, the FCC adopted new neutrality rules on February 26, 2015. Several parties have filed appeals and more are expected. In addition, on October 27, 2011, the FCC adopted an order reforming universal service and intercarrier compensation (“ICC”). The FCC order provides that VoIP originated calls will be subject to interstate access charges for long distance calls and reciprocal compensation for local calls that terminate to the public switched telephone network (“PSTN”). The termination charges for all traffic, including VoIP originated traffic, will transition over several years to a bill and keep arrangement (i.e., no termination charges). On May 23, 2014, the 10th Circuit upheld the FCC’s order. Several appellants have sought Supreme Court review of the 10th Circuit decision. The Supreme Court declined to review the decision. We believe that the order will positively impact our costs over time.

Key Operating Data
Through our acquisitions of Vocalocity, Inc., Telesphere Networks, Ltd., and, in April 2015, SimpleSignal, our business has substantially evolved in recent quarters, with small and medium business customers now accounting for a substantial and growing portion of overall revenues. To reflect this evolution, we have made certain changes to our key operating data and income statement presentation to provide greater visibility into the operating metrics of the business. The key changes to the income statement include the combination of sales and marketing expenses into a new sales and marketing caption, separated from selling, general, and administrative expenses. A new line item entitled engineering and development has also been created, reflecting the cost of developing new products and technologies and supporting our service platforms. The remaining selling, general and administrative expenses after the above reclassifications have been renamed general and administrative expenses. The reclassifications have been reflected in all periods presented and had no impact on net earnings previously reported.

The table below includes key operating data that our management uses to measure the growth and operating performance of the consumer focused portion of our business:

Consumer	Three Months Ended
	March 31,
	2015	2014
Revenues	$177,830	$201,685
Average monthly revenues per subscriber line	$27.97	$28.54
Subscriber lines (at period end)	2,094,365	2,350,352
Customer churn (1)	2.4%	2.6%

(1)
Customer churn differs from our previously reported Average Monthly Customer Churn in that our business customers are no longer included in this metric.  In addition, in the course of developing the customer churn metric, the Company determined that the calculation used for the previously reported consolidated Average Monthly Customer Churn metric utilized a lower number of customer accounts for certain reporting periods, resulting in an immaterial overstatement of churn in certain prior periods.

Revenues. Consumer revenues represents revenue from our consumer customers including revenues from our legacy business customers with Vonage VoIP products.
Average monthly revenues per subscriber line. Average monthly revenues per subscriber line for a particular period is calculated by dividing our revenues for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. The simple average number of subscriber lines for the period is the number of subscriber lines on the first day of the period, plus the number of subscriber lines on the last day of the period, divided by two. Our average monthly revenues per subscriber line decreased from $28.54 for the three months ended March 31, 2014 to $27.97 for the three months ended March 31, 2015 due primarily to rate plan mix. The continued expansion of lower priced plan offerings, including BasicTalk, to meet customer needs may cause downward pressure on average monthly revenues per subscriber line, offset by any selected pricing actions.
Subscriber lines. Our subscriber lines include, as of a particular date, all paid subscriber lines from which a customer can make an outbound telephone call on that date. Our subscriber lines include fax lines, including fax lines bundled with subscriber lines in our small office home office calling plans and soft phones, but do not include our virtual phone numbers and toll free numbers, which only allow inbound telephone calls to customers. Subscriber lines decreased from 2,350,352 as of March 31, 2014 to 2,094,365 as of March 31, 2015, reflecting planned actions to enhance the profitability of the assisted sales channel by eliminating lower performing locations and restructuring the pricing offers, and to shift investment to our business market. In addition, beginning October 1, 2014, the Company no longer charges for second line mobile Extensions provided to customers, which resulted in a decrease in subscriber lines of 78,949. Future period subscriber line metrics will continue to reflect the reduction in paid subscriber lines resulting from this benefit to customers.
Customer churn. Customer churn is calculated by dividing the number of customers that have terminated during a period by the simple average of number of customers in a given period. The simple average number of customers during the period is the number of customers on the first day of the period, plus the number of customers on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first 30 days after activation. Other companies may calculate customer churn differently, and their customer churn data may not be directly comparable to ours. Customer churn was 2.4% for the three months ended March 31, 2015, compared to 2.4% for the three months ended December 31 2014 and 2.6% for the three months ended March 31, 2014. The decrease was due primarily to our decision to maximize customer value by focusing marketing spend on higher return channels and away from assisted selling channels which had higher early life churn. We monitor customer churn on a daily basis and use it as an indicator of the level of customer satisfaction. Customers who have been with us for a year or more tend to have a lower churn rate than customers who have not. In addition, our customers who are international callers generally churn at a lower rate than customers who are domestic callers. Our customer churn will fluctuate over time due to economic conditions, competitive pressures, marketplace perception of our services, and our ability to provide high quality customer care and network quality and add future innovative products and services. Customer churn differs from our previously reported average monthly customer churn in that our business customers are no longer included in this metric. See the discussion below for detail regarding churn impacting our business customers.

The table below includes key operating data that our management uses to measure the growth and operating performance of the business focused portion of our business:

Business	Three Months Ended
	March 31,
	2015	2014
Revenues	$41,900	$19,048
Average monthly revenues per seat	$43.05	$34.30
Seats (at period end)	337,649	196,093
Customer churn	2.2%	1.6%

Revenues. Business revenues includes revenues from our business customers from acquired entities and excludes revenues from our legacy business customers.
Average monthly revenues per seat. Average monthly revenues per seat for a particular period is calculated by dividing our revenues for that period by the simple average number of seats for the period, and dividing the result by the number of months in the period. The simple average number of seats for the period is the number of seats on the first day of the period, plus the number of seats on the last day of the period, divided by two. Our average monthly revenues per seat increased from $34.30 for the three months ended March 31, 2014 to $43.05 for the three months ended March 31, 2015 due primarily to higher rate plan revenue from Telesphere which was acquired on December 15, 2014.
Seats. Our seats include, as of a particular date, all paid seats from which a customer can make an outbound telephone call on that date and virtual seats. Our seats exclude electronic fax lines and toll free numbers, which do no allow outbound telephone calls by customers. Seats increased from 196,093 as of March 31, 2014 to 337,649 as of March 31, 2015. This increase is due to continued growth in our business customers as we have increased marketing investment to attract these more profitable customers and also includes 48,920 seats existing at Telesphere at the time of acquisition.
Customer churn. Customer churn is calculated by dividing the number of customers that have terminated during a period by the simple average of number of customers in a given period. The simple average number of customers during the period is the number of customers on the first day of the period, plus the number of customers on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first 30 days after activation. Other companies may calculate customer churn differently, and their customer churn data may not be directly comparable to ours. Customer churn was 2.2% for the three months ended March 31, 2015, compared to 2.1% for the three months ended December 31 2014 and 1.6% for the three months ended March 31, 2014. Customer churn increased year-over-year due to higher churn among smaller accounts.  We are continuing to invest in our overall quality of service which includes customer care headcount and systems, billing systems, on-boarding processes and self-service options to ensure we scale our processes to our growth and continue to improve the overall customer experience.
Revenues
Revenues consist of services revenue and customer equipment and shipping revenue. Substantially all of our revenues are services revenue. In the United States, we offer domestic and international rate plans to meet the needs of our customers, including a variety of residential plans and mobile plans. The “Vonage World” plan, available in the United States and Canada, offers unlimited calling across the United States and Puerto Rico, unlimited international calling to over 60 countries including India, Mexico, and China, subject to certain restrictions, and free voicemail to text messages with Vonage Visual Voicemail. Each of our unlimited plans other than Vonage World offers unlimited domestic calling as well as unlimited calling to Puerto Rico, Canada, and selected European countries, subject to certain restrictions. Each of our basic plans offers a limited number of domestic calling minutes per month. We offer similar plans in Canada. Under our basic plans, we charge on a per minute basis when the number of domestic calling minutes included in the plan is exceeded for a particular month. International calls (except for calls to Puerto Rico, Canada and certain European countries under our unlimited plans and a variety of countries under international calling plans and Vonage World) are charged on a per minute basis. These per minute fees are not included in our monthly subscription fees. Through our recent acquisitions of Vocalocity, Telesphere, and SimpleSignal, we offer SMB and small office/home office (SOHO) customers several service plans with different pricing structures. The service plans include an array of basic and enhanced features applicable to the needs of SMB and SOHO customers. In addition, we provide managed equipment to business customers for which the customers pay a monthly fee. Customers also have the opportunity to purchase premium features for additional fees.

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
We derive most of our services revenue from monthly subscription fees that we charge our customers under our service plans. We also offer residential fax service, virtual phone numbers, toll free numbers and other services, and charge an additional monthly fee for each service. We automatically charge these fees to our customers’ credit cards, debit cards, or electronic check payments (“ECP”), monthly in advance. We also automatically charge the per minute fees not included in our monthly subscription fees to our customers’ credit cards, debit cards or ECP monthly in arrears unless they exceed a certain dollar threshold, in which case they are charged immediately.
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

Operating Expenses
Operating expenses consist of cost of service, cost of goods sold, sales and marketing expense, engineering and development expense, general and administrative expense, and depreciation and amortization.
Cost of service. Cost of service primarily consists of fees that we pay to third parties on an ongoing basis in order to provide our services. These fees include:

•
Access charges that we pay to other companies to terminate domestic and international calls on the public switched telephone network. These costs represented approximately 50% and 49% of our total direct cost of telephony services for the three months ended March 31, 2015 and 2014, respectively, with a portion of these payments ultimately being made to incumbent telephone companies. When a Vonage subscriber calls another Vonage subscriber, we do not pay an access charge.

•
The cost of leasing Internet transit services from multiple Internet service providers. This Internet connectivity is used to carry VoIP session initiation signaling and packetized audio media between our subscribers and our regional data centers.

•	The cost of leasing from other companies the telephone numbers that we provide to our customers. We lease these telephone numbers on a monthly basis.

•	The cost of co-locating our regional data connection point equipment in third-party facilities owned by other companies, Internet service providers or collocation facility providers.

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

•	The cost of complying with FCC regulations regarding VoIP emergency services, which require us to provide enhanced emergency dialing capabilities to transmit 911 calls for our customers.

•	Taxes that we pay on our purchase of telecommunications services from our suppliers or imposed by government agencies such as Federal USF and related fees.

•	License fees for use of third party intellectual property.

•	The personnel and related expenses of certain network operations and technical support employees and contractors.

•	The cost of regulatory and telecommunications fees, carrier cost, and credit card fees.
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
Sales and marketing expense. Sales and marketing expense includes:

•
Advertising costs, which comprise a majority of our sales and marketing expense and include online, television, direct mail, alternative media, promotions, sponsorships, and inbound and outbound telemarketing.

•	Creative and production costs.

•	The costs to serve and track our online advertising.

•	Certain amounts we pay to retailers for activation commissions.

•	The cost associated with our customer referral program.

•	The personnel and related expenses of sales and marketing employees and contractors.

•
Transaction fees paid to credit card, debit card, and ECP companies and other third party billers such as iTunes, which may include a per transaction charge in addition to a percent of billings charge.

•	The cost of customer support and collections.

•	Systems and information technology support.
Engineering and development expense. Engineering and development expense includes:

•	The personnel and related expenses of developers responsible for new products and software engineers maintaining and enhancing existing products.
General and administrative expense. General and administrative expense includes:

•	Personnel and related costs for executive, legal, finance, and human resources employees and contractors.

•	Share-based expense related to share-based awards to employees, directors, and consultants.

•	Rent and related expenses.

•	Professional fees for legal, accounting, tax, public relations, lobbying, and development activities.

•	Acquisition related transaction and integration costs.

•	Litigation settlements.

Depreciation and amortization expenses. Depreciation and amortization expenses include:

•	Depreciation of our network equipment, furniture and fixtures, and employee computer equipment.

•	Depreciation of Company-owned equipment in use at customer premises.

•	Amortization of leasehold improvements and purchased and developed software.

•	Amortization of intangible assets (developed technology, customer relationships, non-compete agreements, patents, trademarks and trade names).

•	Loss on disposal or impairment of property and equipment.
Other Income (Expense)
Other Income (Expense) includes:

•	Interest income on cash and cash equivalents.

•	Interest expense on notes payable, patent litigation judgments and settlements and capital leases.

•	Amortization of debt related costs.

•	Accretion of notes.

•	Realized and unrealized gains (losses) on foreign currency.

•	Gain (loss) on extinguishment of notes.

•	Realized gains (losses) on sale of marketable securities.

Results of Operations
The following table sets forth, as a percentage of consolidated operating revenues, our consolidated statement of operations for the periods indicated:

	Three Months Ended
	March 31,
	2015	2014

Revenues	100%	100%

Operating Expenses:
Cost of service (excluding depreciation and amortization)	28	27
Cost of goods sold	4	4
Sales and marketing	39	43
Engineering and development	3	2
General and administrative	11	12
Depreciation and amortization	6	6
	91	94
Income from operations	9	6
Other Income (Expense):
Interest income	—	—
Interest expense	(1)	(1)
Other income (expense), net	—	—
	(1)	(1)
Income before income tax expense	8	5
Income tax expense	(3)	(2)
Income from continuing operations	5%	3%
Loss from discontinued operations	(1)%	(1)%
Loss on disposal	—%	—%
Discontinued operations	(1)%	(1)%
Net income	4%	2%
Plus: Net loss from discontinued operations attributable to noncontrolling interest	—%	—%
Net income attributable to Vonage	4%	2%

Summary of Results for the Three Months Ended March 31, 2015 and March 31, 2014
Revenues, Cost of Service and Cost of Goods Sold

(in thousands, except percentages)	Three Months Ended
	March 31,
	2015	2014	Dollar Change	Percent Change
Revenues	$219,730	$220,733	$(1,003)	—%
Cost of service (1)	61,853	59,420	2,433	4%
Cost of goods sold	9,190	9,739	(549)	(6)%
	148,687	151,574	(2,887)	(2)%

(1)	Excludes depreciation and amortization of 5,724 and 5,154, respectively.
Revenues. Revenues decreased $1,003, or 0%, as a result of growth in Business revenue of $23,000 due to an increase in the number of Business seats as we have shifted marketing investment to attract these more profitable customers and the impact of Telesphere, which was acquired on December 15, 2014. This growth in Business revenue was offset by a decrease of $24,000 in Consumer revenue due to fewer subscriber lines reflecting planned actions to enhance the profitability of the assisted sales channel by eliminating lower performing locations and restructuring the pricing offers.
Cost of service. The increase in cost of service of $2,433, or 4%, was primarily driven by higher technical care costs and network operations cost in support of growth in Business customers including the addition of Telesphere, offset by a decrease in international usage costs.
Cost of goods sold. The decrease in cost of goods sold of $549, or 6%, was primarily due to a decrease in equipment costs of $2,267 and shipping and handling costs of $607 for our consumer customers due to lower new customer additions offset by an increase in customer equipment costs of $1,152 and installation costs of $173 for our business customers due to higher new customer additions. In addition, we provided a reserve of $992 related to inventory to be disposed of in the consumer business.
Sales and Marketing

(in thousands, except percentages)	Three Months Ended
	March 31,
	2015	2014	Dollar Change	Percent Change
Sales and marketing	$85,564	$95,486	$(9,922)	(10)%

Sales and marketing. Sales and marketing expense decreased by $9,922, or 10% due to a reduction in Consumer marketing reflecting planned actions to enhance the profitability of the assisted sales channel by eliminating lower performing locations offset by an increase in Business as we have shifted marketing investment to attract these more profitable customers.
Engineering and Development

(in thousands, except percentages)	Three Months Ended
	March 31,
	2015	2014	Dollar Change	Percent Change
Engineering and development	$6,605	$5,405	$1,200	22%

Engineering and development. Engineering and development expense increased by $1,200, or 22%, due to incremental investment in new business products and services including the addition of Telesphere.

General and Administrative

(in thousands, except percentages)	Three Months Ended
	March 31,
	2015	2014	Dollar Change	Percent Change
General and administrative	$23,234	$26,756	$(3,522)	(13)%

General and administrative. General and administrative expense decreased by $3,522, or 13%, primarily due to lower professional fees of $1,000, lower sales tax of $1,200, and the elimination of our international growth initiative to focus on our more profitable business customers of $1,300.
Depreciation and Amortization

(in thousands, except percentages)	Three Months Ended
	March 31,
	2015	2014	Dollar Change	Percent Change
Depreciation and amortization	$13,945	$12,326	$1,619	13%

Depreciation and amortization. The increase in depreciation and amortization of $1,619, or 13%, was primarily due to the amortization of acquisition-related intangibles from the acquisition of Telesphere.

Other Income (Expense)

(in thousands, except percentages)	Three Months Ended
	March 31,
	2015	2014	Dollar Change	Percent Change
Interest income	$20	$91	$(71)	(78)%
Interest expense	(1,935)	(2,077)	142	7%
Other income (expense), net	(577)	(13)	(564)	—%
	$(2,492)	$(1,999)	$(493)
Interest expense. The decrease in interest expense of $142, or 7%, for the three months ended March 31, 2015 included tax audit interest offset by the additional funds we borrowed in connection with our refinancing in August 2014 and the funds we borrowed from the 2014 Revolving Credit Facility in December 2014 in connection with the acquisition of Telesphere.
Other income (expense), net. The increase in other expense of $564, or 0%, was due mainly to realized loss on foreign currency.
Provision for Income Taxes

(in thousands, except percentages)	Three Months Ended
	March 31,
	2015	2014	Dollar Change	Percent Change
Income tax expense	$(6,998)	$(4,118)	$(2,880)	(70)%
Effective tax rate	41.5%	42.9%
We recognize income tax expense equal to pre-tax income multiplied by our effective income tax rate. In addition, adjustments are recorded for discrete period items and changes to our state effective tax rate. In the first quarter of 2015 a discrete period tax benefit of $1,058 was recorded in discontinued operations related to the write-off of intercompany loans associated with the wind down of our joint venture in Brazil.
The provision also includes the federal alternative minimum tax and state and local income taxes.

The effective tax rate is calculated by dividing income tax expense by income before income tax expense. The 2015 estimated annual effective tax rate is expected to approximate 41%, but may fluctuate each quarter due to our foreign operations and certain discrete period transactions. In 2015, our effective tax rate will be impacted by the effect of losses incurred in certain foreign jurisdictions for which we may not realize a tax benefit. The losses reduce our pre-tax income without a corresponding reduction in our tax expense, and therefore increase our effective tax rate.
Discontinued Operations Attributable to Vonage

(in thousands, except percentages)	Three Months Ended
	March 31,
	2015	2014	Dollar Change	Percent Change
Loss from discontinued operations	$(1,615)	$(1,279)	$(336)	(26)%
Loss on disposal, net of taxes	$(824)	$—	$(824)	—%
	$(2,439)	$(1,279)	$(1,160)
Loss from discontinued operations attributable to noncontrolling interest	$59	$383	$(324)	(85)%
Loss from discontinued operations attributable to Vonage	$(2,380)	$(896)	$(1,484)

Discontinued operations attributable to Vonage. The loss from discontinued operations attributable to Vonage increased by $1,484, or 166% due to $500 of costs associated with the wind down of operations in the first quarter of 2015 related to contract terminations and severance-related expenses, a loss on disposal of $824 related to the write-off of the noncontrolling interest of $907, foreign currency loss on intercompany loan forgiveness of $783, and residual cumulative translation of $192, partially offset by a tax benefit of $1,058 and a lower portion of loss attributable to noncontolling interest due to a reduction in ownership percentage.

Quarterly Results of Operations

The following table sets forth quarterly statement of operations data. We derived this data from our unaudited consolidated financial statements, which have been prepared on substantially the same basis as our audited consolidated financial statements. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period.

	For the quarter ended
	March 31,	June 30,	September 30,	December 31,
	2014	2014	2014	2014

Total revenues	$220,733	$218,878	$214,710	$214,533

Operating Expenses:
Cost of service (excluding depreciation and amortization of $5,154 and $5,098, $4,704, and $4,448, respectively)	59,420	58,942	56,475	56,546
Cost of goods sold	9,739	9,450	9,205	8,106
Sales and marketing	95,486	98,067	93,000	87,184
Engineering and development	5,405	4,086	4,992	6,386
General and administrative	26,756	22,370	24,160	25,494
Depreciation and amortization	12,326	12,445	12,275	12,468
	209,132	205,360	200,107	196,184
Income from operations	11,601	13,518	14,603	18,349
Other Income (Expense):
Interest income	91	31	37	48
Interest expense	(2,077)	(1,434)	(1,680)	(1,632)
Other income (expense), net	(13)	36	(2)	(10)
	(1,999)	(1,367)	(1,645)	(1,594)
Income from continuing operations before income tax expense	9,602	12,151	12,958	16,755
Income tax expense	(4,118)	(5,261)	(5,631)	(6,749)
Income from continuing operations	5,484	6,890	7,327	10,006
Loss from discontinued operations	(1,279)	(1,507)	(2,962)	(4,512)
Net income	$4,205	$5,383	$4,365	$5,494
Plus: Net loss from discontinued operations attributable to noncontrolling interest	383	135	191	110
Net income attributable to Vonage	4,588	5,518	4,556	5,604
Net income per common share - continuing operations:
Basic	$0.03	$0.03	$0.04	$0.05
Diluted	$0.02	$0.03	$0.03	$0.05
Net loss per common share - discontinued operations attributable to Vonage:
Basic	$—	$(0.01)	$(0.01)	$(0.02)
Diluted	$—	$(0.01)	$(0.01)	$(0.02)
Net income attributable to Vonage per common share:
Basic	$0.02	$0.03	$0.02	$0.03
Diluted	$0.02	$0.02	$0.02	$0.03
Weighted-average common shares outstanding:
Basic	212,195	211,390	208,580	207,176
Diluted	225,187	221,002	217,176	214,349

	For the quarter ended
	March 31,	June 30,	September 30,	December 31,
	2014	2014	2014	2014
Consumer
Revenues	$201,685	$196,322	$190,315	$186,088
Average monthly revenues per subscriber line	$28.54	$28.02	$27.60	$28.06
Subscriber lines (at period end)	2,350,352	2,320,900	2,276,442	2,144,681
Customer churn	2.6%	2.6%	2.6%	2.4%

Business
Revenues	$19,048	$22,556	$24,395	$28,445
Average monthly revenues per seat	$34.30	$36.36	$35.39	$34.28
Seats (at period end)	196,093	217,475	242,048	311,193
Customer churn	1.6%	1.9%	2.0%	2.1%

Liquidity and Capital Resources
Overview
The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2015	2014
	(in thousands)
Net cash provided by operating activities	$10,724	$9,387
Net cash used in investing activities	(7,994)	(3,729)
Net cash provided by (used in) financing activities	8,860	(34,690)

For the three months ended March 31, 2015, we generated income from operations. We expect to continue to balance efforts to grow our revenue while consistently achieving operating profitability. To grow our revenue, we continue to make investments in growth initiatives, marketing, application development, network quality and expansion, and customer care. Although we believe we will achieve consistent profitability in the future, we ultimately may not be successful and we may not achieve consistent profitability. We believe that cash flow from operations and cash on hand will fund our operations for at least the next twelve months.

Acquisition of SimpleSignal
SimpleSignal was acquired on April 1, 2015 for $25,250, reduced by $200 of working capital shortfall as of the closing date and increased by $525 for the increase in value of the 1,111 shares of Vonage common stock from the signing date to the closing date, resulting in a total acquisition cost of $25,575. We financed the transaction by borrowing $20,000 from our credit facility.
Acquisition of Telesphere
Telesphere was acquired on December 15, 2014 for $114,000, adjusted for $676 of excess cash as of the closing date, a reduction for closing working capital of S105, and the decrease in value of the 6,825 shares of Vonage common stock from the signing date to the closing date of $241, resulting in a total acquisition cost of $114,330. We financed the transaction through $24,603 of cash (of which $3,610 was paid in January 2015) and $67,000 from our credit facility.

Acquisition of Vocalocity

Vocalocity was acquired on November 15, 2013 for $130,000 adjusted for $2,869 of excess cash as of the closing date and the increase in value of the 7,983 shares of Vonage common stock from the signing date to the closing date of $1,298, resulting in a total acquisition cost of $134,167. We financed the transaction through $32,981 of cash and $75,000 from our credit facility.

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
As of March 31, 2015, we were in compliance with all covenants, including financial covenants, for the 2014 Credit Facility.
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
State and Local Sales Taxes
We also have contingent liabilities for state and local sales taxes. As of March 31, 2015, we had a reserve of $3,092. If our ultimate liability exceeds this amount, it could affect our liquidity unfavorably. However, we do not believe it will significantly impair our liquidity.
Capital Expenditures
For the three months ended March 31, 2015, capital expenditures were primarily for the implementation of software solutions and purchase of network equipment as we continue to expand our network. Our capital expenditures for the three months ended March 31, 2015 were $4,314, of which $2,258 was for software acquisition and development. The majority of these expenditures are comprised of investments in information technology and systems infrastructure, including an electronic data warehouse, online customer service, and customer management platforms. For 2015, we believe our capital and software expenditures will be no greater than $30,000.
Operating Activities
Cash provided by operating activities increased to $10,724 for the three months ended March 31, 2015 compared to $9,387 for the three months ended March 31, 2014, primarily due to net income improvement and changes in working capital.
Changes in working capital requirements include changes in accounts receivable, inventory, prepaid and other assets, accounts payable, accrued and other liabilities, and deferred revenue and costs. Cash used for working capital requirements increased by $7,894 during the three months ended March 31, 2015 compared to the prior year period, primarily due to an increase in inventory.

Investing Activities
Cash used in investing activities for the three months ended March 31, 2015 of $7,994 was mainly attributable to the acquisition of business of $3,505, the change in marketable securities of $1,174, capital expenditures of $2,056 and development of software assets of $2,258, offset by a decrease in restricted cash of $999 due to the return of part of the security deposit on our leased office property in Holmdel, New Jersey.
Cash used in investing activities for the three months ended March 31, 2014 of $3,729 was attributable to capital expenditures of $942 and development of software assets of $2,786 .

Financing Activities
Cash provided by financing activities for the three months ended March 31, 2015 of $8,860 was primarily attributable to $20,000 in net proceeds received from our 2014 Revolving Credit Facility and $2,825 in proceeds received from the exercise of stock options, partially offset by $5,000 in 2014 Credit Facility principal payments, $796 in capital lease payments, and $8,169 in common stock repurchases.
Cash used in financing activities for the three months ended March 31, 2014 of $34,690 was primarily attributable to $25,833 in 2013 Credit Facility and 2013 Revolving Credit Facility principal payments, $682 in capital lease payments, $10,011 in common stock repurchases, offset by $1,836 in proceeds received from the exercise of stock options.
Common Stock Repurchases
On July 25, 2012, our board of directors authorized a program to repurchase up to $50,000 of Vonage common stock through December 31, 2013. On February 7, 2013, our board of directors discontinued the remainder of the $50,000 repurchase program effective at the close of business on February 12, 2013 with $16,682 of availability remaining, and authorized a new program to repurchase up to $100,000 of Vonage common stock by December 31, 2014 (the "2012 $100,000 repurchase program"). As of December 31, 2014, approximately $219 remained of our 2012 $100,000 repurchase program. The repurchase program expired on December 31, 2014.
On December 9, 2014, Vonage's Board of Directors authorized a new program for the Company to repurchase up to $100,000 of its outstanding common stock. Repurchases under the new program are expected to be made over a four-year period ending on December 31, 2018 (the "2014 $100,000 repurchase program").
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
As of March 31, 2015, approximately $92,231 remained of our 2014 $100,000 repurchase program. The repurchase program expires on December 31, 2018 but may be suspended or discontinued at any time without notice.
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

As of March 31, 2015, if the interest rate on our variable rate debt changed by 1% on our 2014 Credit Facility, our annual debt service payment would change by approximately $850. As of March 31, 2015, if the interest rate on our variable rate debt changed by 1% on our 2014 Revolving Credit Facility, our annual debt service payment would change by approximately $870.

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
There have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 2(a) and (b) are not applicable.
(c) Common stock repurchases (in thousands, except per share value):

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Program
January 1, 2015 - March 31, 2015 (1)	977	$4.17	977	$95,923
February 1, 2015 - February 28, 2015 (2)	339	$4.50	339	$94,397
March 1, 2015 - March 31, 2015 (3)	463	$4.68	463	$92,231
	1,779		1,779

(1) including $135 shares, or $587, of common stock repurchases settled in August 2014; excluding commission of $1.
(2) including 44 shares, or $203, of common stock repurchases settled in August 2014; excluding commission of $1.
(3) including 58 shares, or $283, of common stock repurchases settled in October 2014; excluding commission of $1.
On February 7, 2013, our board of directors discontinued the remainder of the $50,000 repurchase program effective at the close of business on February 12, 2013 with $16,682 of availability remaining, and authorized a new program to repurchase up to $100,000 of Vonage common stock by December 31, 2014. As of December 31, 2014, approximately $219 remained of our $100,000 repurchase program. The repurchase program expired on December 31, 2014.
On December 9, 2014, Vonage's Board of Directors authorized a new program for the Company to repurchase up to $100,000 of its outstanding common stock. Repurchases under the new program are expected to be made over a four-year period ending on December 31, 2018.
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
During the three months ended March 31, 2015, we repurchased 1,779 shares of Vonage Holdings Corp. common stock for $7,769 using cash resources pursuant to the $100,000 repurchase program. The repurchases occurred in the open market and pursuant to a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934. As of March 31, 2015, approximately $92,231 remained of our $100,000 repurchase program.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits

10.1	Separation Agreement & General Release, dated March 6, 2015, between Vonage Holdings Corp. and Barbara Goodstein (1)

10.2	Letter Agreement, dated April 2, 2015, between Vonage Holdings Corp. and Edward M. Gilvar (1)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101
The following financial statements from Vonage Holdings Corp.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2015, filed with the Securities and Exchange Commission on May 5, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Stockholders’ Deficit; and (vi) the Notes to Consolidated Financial Statements.

(1) Filed herewith.
* Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VONAGE HOLDINGS CORP.

Dated:	May 7, 2015	By:	/s/ David T. Pearson
David T. Pearson Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

10.1	Separation Agreement & General Release, dated March 6, 2015, between Vonage Holdings Corp. and Barbara Goodstein (1)

10.2	Letter Agreement, dated April 2, 2015, between Vonage Holdings Corp. and Edward M. Gilvar (1)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101
The following financial statements from Vonage Holdings Corp.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2015, filed with the Securities and Exchange Commission on May 5, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Stockholders’ Deficit; and (vi) the Notes to Consolidated Financial Statements.

(1) Filed herewith.
* Management contract or compensatory plan or arrangement.