Form 10-Q
period 2015-06-30
VONAGE HOLDINGS CORP
filed 2015-07-30
CIK 1272830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	July 29, 2015
Common Stock, par value $0.001	212,907,653	shares

VONAGE HOLDINGS CORP.

Financial Information Presentation
For the financial information discussed in this Quarterly Report on Form 10-Q, other than per share and per line amounts, dollar amounts are presented in thousands, except where noted.

Part I – Financial Information

Item 1.	Financial Statements
VONAGE HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 30, 2015	December 31, 2014
Assets	(unaudited)	(revised) (1)
Assets
Current assets:
Cash and cash equivalents	$48,486	$40,797
Marketable securities	9,535	7,162
Accounts receivable, net of allowance of $649 and $607, respectively	24,778	17,832
Inventory, net of allowance of $807 and $181, respectively	7,887	10,081
Deferred customer acquisition costs, current	4,073	4,854
Deferred tax assets, current	21,849	21,849
Prepaid expenses and other current assets	16,403	12,665
Total current assets	133,011	115,240
Property and equipment, net	44,759	49,630
Goodwill	167,199	142,544
Software, net	18,088	18,624
Deferred customer acquisition costs, non-current	53	87
Debt related costs, net	1,687	2,151
Restricted cash	2,407	3,405
Intangible assets, net	101,286	110,832
Deferred tax assets, non-current	213,971	225,167
Other assets	8,694	7,748
Total assets	$691,155	$675,428
Liabilities and Stockholders’ Equity
Liabilities
Current liabilities:
Accounts payable	$36,751	$42,564
Accrued expenses	73,996	84,322
Deferred revenue, current portion	34,616	35,570
Current maturities of capital lease obligations	3,626	3,365
Current portion of notes payables	20,000	20,000
Total current liabilities	168,989	185,821
Indebtedness under revolving credit facility	87,000	67,000
Notes payable, net of current portion	60,000	70,000
Deferred revenue, net of current portion	769	855
Capital lease obligations, net of current maturities	4,959	6,836
Other liabilities, net of current portion in accrued expenses	2,240	1,419
Total liabilities	323,957	331,931
Commitments and Contingencies	—	—
Stockholders’ Equity
Common stock, par value $0.001 per share; 596,950 shares authorized at June 30, 2015 and December 31, 2014; 267,255 and 262,423 shares issued at June 30, 2015 and December 31, 2014, respectively; 213,260 and 211,994 shares outstanding at June 30, 2015 and December 31, 2014, respectively	269	264
Additional paid-in capital	1,206,704	1,184,662
Accumulated deficit	(661,859)	(677,675)
Treasury stock, at cost, 53,995 shares at June 30, 2015 and 50,429 shares at December 31, 2014	(176,066)	(159,775)
Accumulated other comprehensive loss	(1,850)	(3,131)
Noncontrolling interest	—	(848)
Total stockholders’ equity	367,198	343,497
Total liabilities and stockholders’ equity	$691,155	$675,428
(1) See Note 9 Acquisition of Business.

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Total revenues	$221,858	$218,878	$441,588	$439,611

Operating Expenses:
Cost of service (excluding depreciation and amortization of $6,005 and $5,098, $11,729, and $10,252, respectively)	64,209	58,942	126,062	118,362
Cost of goods sold	8,217	9,450	17,407	19,189
Sales and marketing	84,385	98,067	169,949	193,553
Engineering and development	6,864	4,086	13,469	9,491
General and administrative	27,162	22,370	50,396	49,126
Depreciation and amortization	14,463	12,445	28,408	24,771
	205,300	205,360	405,691	414,492
Income from operations	16,558	13,518	35,897	25,119
Other Income (Expense):
Interest income	21	31	41	122
Interest expense	(2,088)	(1,434)	(4,023)	(3,511)
Other income (expense), net	32	36	(545)	23
	(2,035)	(1,367)	(4,527)	(3,366)
Income from continuing operations before income tax expense	14,523	12,151	31,370	21,753
Income tax expense	(6,176)	(5,261)	(13,174)	(9,379)
Income from continuing operations	8,347	6,890	18,196	12,374
Loss from discontinued operations	—	(1,507)	(1,615)	(2,786)
Loss on disposal, net of taxes	—	—	(824)	—
Discontinued operations	—	(1,507)	(2,439)	(2,786)
Net income	8,347	5,383	15,757	9,588
Plus: Net loss from discontinued operations attributable to noncontrolling interest	—	135	59	518
Net income attributable to Vonage	$8,347	$5,518	$15,816	$10,106
Net income per common share - continuing operations:
Basic	$0.04	$0.03	$0.09	$0.06
Diluted	$0.04	$0.03	$0.08	$0.06
Net loss per common share - discontinued operations attributable to Vonage:
Basic	$—	$(0.01)	$(0.01)	$(0.01)
Diluted	$—	$(0.01)	$(0.01)	$(0.01)
Net income attributable to Vonage per common share:
Basic	$0.04	$0.03	$0.07	$0.05
Diluted	$0.04	$0.02	$0.07	$0.05
Weighted-average common shares outstanding:
Basic	213,582	211,390	212,711	211,790
Diluted	222,188	221,002	221,557	221,310
The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$8,347	$5,383	$15,757	$9,588
Other comprehensive income (loss):
Foreign currency translation adjustment	1	397	313	(1,089)
Discontinued operations cumulative translation adjustment	—	—	974	—
Unrealized loss on available-for-sale securities	(2)	—	(6)	—
Total other comprehensive income (loss)	(1)	397	1,281	(1,089)
Comprehensive income	8,346	5,780	17,038	8,499
Comprehensive loss attributable to noncontrolling interest:
Comprehensive loss	—	135	59	518
Comprehensive loss from discontinued operations	—	12	—	31
Total comprehensive loss attributable to non-controlling interest	$—	$147	$59	$549
Comprehensive income attributable to Vonage	$8,346	$5,927	$17,097	$9,048

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net income	$15,757	$9,588
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization and impairment charges	17,253	16,154
Amortization of intangibles	11,346	8,643
Deferred tax expense	11,046	8,409
Loss on foreign currency	1,358	—
Allowance for doubtful accounts	(9)	(183)
Allowance for obsolete inventory	1,234	216
Amortization of debt related costs	464	544
Share-based expense	12,192	11,114
Non-controlling interest	907	—
Changes in operating assets and liabilities:
Accounts receivable	(6,129)	(1,814)
Inventory	994	3,100
Prepaid expenses and other current assets	(3,527)	(6,794)
Deferred customer acquisition costs	811	729
Other assets	(946)	432
Accounts payable	(6,594)	(9,266)
Accrued expenses	(9,684)	(6,543)
Deferred revenue	(1,333)	(892)
Other liabilities	821	32
Net cash provided by operating activities	45,961	33,469
Cash flows from investing activities:
Capital expenditures	(4,960)	(3,099)
Purchase of marketable securities	(4,509)	—
Maturities and sales of marketable securities	2,130	—
Acquisition and development of software assets	(5,542)	(7,031)
Acquisition of businesses, net of cash acquired	(25,252)	—
Decrease (increase) in restricted cash	998	998
Net cash used in investing activities	(37,135)	(9,132)
Cash flows from financing activities:
Principal payments on capital lease obligations	(1,616)	(1,386)
Principal payments on notes and revolving credit facility	(10,000)	(31,666)
Proceeds received from draw down of revolving credit facility	20,000	—
Common stock repurchases	(13,760)	(23,525)
Proceeds from exercise of stock options	4,277	3,615
Net cash used in financing activities	(1,099)	(52,962)
Effect of exchange rate changes on cash	(38)	(1,076)
Net change in cash and cash equivalents	7,689	(29,701)
Cash and cash equivalents, beginning of period	40,797	84,663
Cash and cash equivalents, end of period	$48,486	$54,962
Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$3,531	$2,690
Income taxes	$1,481	$1,145
Non-cash financing transactions during the periods for:
Common stock repurchases	$322	$558
Issuance of Common Stock in connection with acquisition of business	$5,578	$—
The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-controlling interest	Total
Balance at December 31, 2014	$264	$1,184,662	$(677,675)	$(159,775)	$(3,131)	$(848)	$343,497
Stock option exercises	4	4,273					4,277
Share-based expense		12,192					12,192
Share-based award activity				(2,870)			(2,870)
Common stock repurchases				(13,421)			(13,421)
Acquisition of business	1	5,577					5,578
Foreign currency translation adjustment					1,287		1,287
Unrealized loss on available-for-sale securities					(6)		(6)
Net income			15,816			848	16,664
Balance at June 30, 2015	$269	$1,206,704	$(661,859)	$(176,066)	$(1,850)	$—	$367,198

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 1.    Basis of Presentation and Significant Accounting Policies
Nature of Operations
Vonage Holdings Corp. (“Vonage”, “Company”, “we”, “our”, “us”) is incorporated as a Delaware corporation. We are a leading provider of communications services connecting people through cloud-connected devices worldwide. Customers in the United States represented 93% of our combined subscriber lines and seats at June 30, 2015, with the balance in Canada and the United Kingdom.
Unaudited Interim Financial Information
The accompanying unaudited interim consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations, cash flows, and statement of stockholders’ equity for the periods presented. The results for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year.
These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on February 13, 2015.
Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of Vonage and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. We also consolidate a majority-owned entity in Brazil where we have the ability to exercise controlling influence. The ownership interest of the noncontrolling party is presented as noncontrolling interest. On March 31, 2015, the Company completed its previously announced exit from the Brazilian market for consumer telephony services and the associated wind down of its joint venture operations in the country. The results of companies acquired or disposed of are included in the consolidated financial statements from the effective date of the acquisition or up to the date of disposal.
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
Engineering and Development Expenses
Engineering and development expenses primarily include personnel and related costs for developers responsible for new products, and software engineers maintaining and enhancing existing products. These costs have been reclassified from selling, general and administrative expenses. Research and development costs related to new product development included in engineering and development were $4,644 and $3,109 for three months ended June 30, 2015 and 2014 and $8,699 and $6,151 for the six months ended June 30, 2015 and 2014, respectively.
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
Goodwill
Goodwill acquired in the acquisition of a business is accounted for based upon the excess fair value of consideration transferred over the fair value of net assets acquired in the business combination. Goodwill is tested for impairment on an annual basis on October 1st and, when specific circumstances dictate, between annual tests. When impaired, the carrying value of goodwill is written down to fair value. The goodwill impairment test involves evaluating qualitative information to determine if it is more than 50% likely that the fair value of a reporting unit is less than its carrying value. If such a determination is made, then the traditional two-step goodwill impairment test described below must be applied. The first step, identifying a potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. The second step, measuring the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Any excess of the reporting unit goodwill carrying value over the respective implied fair value is recognized as an impairment loss. There was no impairment of goodwill for the three and six months ended June 30, 2015.
Intangible Assets
Intangible assets acquired in the settlement of litigation or by direct purchase are accounted for based upon the fair value of assets received.

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Purchased-intangible assets are accounted for based upon the fair value of assets received. Purchased-intangible assets are amortized on a straight-line or accelerated basis over the periods of benefit, ranging from two to ten years. We perform a review of purchased-intangible assets whenever events or changes in circumstances indicate that the useful life is shorter than we had originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, we assess the recoverability of purchased-intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life of the asset is shorter than originally estimated, we accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. There was no impairment of purchased-intangible assets identified for the three and six months ended June 30, 2015.
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
Income Taxes
We recognize deferred tax assets and liabilities at enacted income tax rates for the temporary differences between the financial reporting bases and the tax bases of our assets and liabilities. Any effects of changes in income tax rates or tax laws are included in the provision for income taxes in the period of enactment. Our net deferred tax assets primarily consist of net operating loss carry forwards (“NOLs”). We are required to record a valuation allowance against our net deferred tax assets if we conclude that it is more likely than not that taxable income generated in the future will be insufficient to utilize the future income tax benefit from our net deferred tax assets (namely, the NOLs) prior to expiration. We periodically review this conclusion, which requires significant management judgment. If we are able to conclude in a future period that a future income tax benefit from our net deferred tax assets has a greater than 50 percent likelihood of being realized, we are required in that period to reduce the related

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

valuation allowance with a corresponding decrease in income tax expense. This would result in a non-cash benefit to our net income in the period of the determination. In the fourth quarter of 2011, we released $325,601 of valuation allowance. We periodically review this conclusion, which requires significant management judgment. In the future, if available evidence changes our conclusion that it is more likely than not that we will utilize our net deferred tax assets prior to their expiration, we will make an adjustment to the related valuation allowance and income tax expense at that time. In subsequent periods, we would expect to recognize income tax expense equal to our pre-tax income multiplied by our effective income tax rate, an expense that was not recognized prior to the reduction of the valuation allowance. Our effective rate may differ from the federal statutory rate due, in part, to our foreign operations and certain discrete period items. The 2015 estimated annual effective tax rate is expected to approximate 43%, but may fluctuate due to the timing of other discrete period transactions.
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
The following table presents the assets that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Level 1 Assets
Money market fund (1)	$420	$2,786
Level 2 Assets
Available-for-sale securities (2)	$9,535	$7,162

(1) Included in cash and cash equivalents on our consolidated balance sheet.
(2) Included in marketable securities on our consolidated balance sheet.
Fair Value of Other Financial Instruments
The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, approximate fair value because of their short maturities. The carrying amounts of our capital leases approximate fair value of these obligations based upon management’s best estimates of interest rates that would be available for similar debt obligations at June 30, 2015 and December 31, 2014. We believe the fair value of our debt at June 30, 2015 was approximately the same as its carrying amount as market conditions, including available interest rates, credit spread relative to our credit rating, and illiquidity, remain relatively unchanged from the issuance date of our debt on August 13, 2014 for a similar debt instrument.
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
The following table sets forth the computation for basic and diluted net income per share for the three months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator
Income from continuing operations	$8,347	$6,890	$18,196	$12,374

Discontinued operations	—	(1,507)	$(2,439)	$(2,786)
Plus: Net loss from discontinued operations attributable to noncontrolling interest	$—	$135	$59	$518
Loss from discontinued operations attributable to Vonage	$—	$(1,372)	$(2,380)	$(2,268)

Net income attributable to Vonage	$8,347	$5,518	$15,816	$10,106
Denominator
Basic weighted average common shares outstanding	213,582	211,390	212,711	211,790
Dilutive effect of stock options and restricted stock units	8,606	9,612	8,846	9,520
Diluted weighted average common shares outstanding	222,188	221,002	221,557	221,310
Basic net income per share
Basic net income per share-from continuing operations	$0.04	$0.03	$0.09	$0.06
Basic net loss per share-from discontinued operations attributable to Vonage	$—	$(0.01)	$(0.01)	$(0.01)
Basic net income per share-net income attributable to Vonage	$0.04	$0.03	$0.07	$0.05
Diluted net income per share
Diluted net income per share-from continuing operations	$0.04	$0.03	$0.08	$0.06
Diluted net loss per share-from discontinued operations attributable to Vonage	$—	$(0.01)	$(0.01)	$(0.01)
Diluted net income per share-net income attributable to Vonage	$0.04	$0.02	$0.07	$0.05

For the three months ended June 30, 2015 and 2014, the following were excluded from the calculation of diluted earnings per common share because of their anti-dilutive effects:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Restricted stock units	7,596	5,486	7,196	5,477
Stock options	16,169	22,447	16,329	22,548
	23,765	27,933	23,525	28,025
Comprehensive Income (Loss)
Comprehensive income consists of net income (loss) and other comprehensive items. Other comprehensive items include foreign currency translation adjustments and unrealized gains (losses) on available for sale securities.

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Recent Accounting Pronouncements
In July 2015, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2015-11, "Simplifying the Measurement of Inventory". This ASU applies to inventory that is measured using first-in, first-out ("FIFO") or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predicable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, last-out ("LILO"). This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adopti on permitted at the beginning of an interim and annual reporting period. We are currently evaluating the impact of adopting ASU 2015-11 on our consolidated financial statements and related disclosures.
In April 2015, FASB issued ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”. This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. ASU 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015. We are currently evaluating the impact of adopting ASU 2015-05 on our consolidated financial statements and related disclosures.
In April 2015, FASB issued ASU 2015-03, "Interest-Imputation of Interest". This ASU requires that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability, consistent with the presentation of debt discounts. Prior to the amendments, debt issuance costs were presented as a deferred charge (i.e., an asset) on the balance sheet. This ASU is effective for annual reporting periods beginning after December 15, 2015 and interim periods within fiscal years beginning after December 15, 2016. The amendments must be applied retrospectively. All entities have the option of adopting the new requirements as of an earlier date for financial statements that have not been previously issued. Applicable disclosures for a change in an accounting principle are required in the year of adoption, including interim periods. We will early adopt this ASU in the third quarter of 2015. The adoption of ASU 2015-03 will not have a material impact on our consolidated financial statements and related disclosures.
In May 2014, FASB issued ASU 2014-09, "Revenue from Contracts with Customers". This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The revised effective date for this ASU is for annual and interim periods beginning on or after December 15, 2017, and early adoption will be permitted, but not earlier than the original effective date of annual and interim periods beginning on or after December 15, 2016, for public entities. We will adopt this ASU when effective. Companies may use either a full retrospective or modified retrospective approach to adopt this ASU and our management is currently evaluating which transition approach to use. We are currently evaluating the impact of adopting ASU 2014-09 on our consolidated financial statements and related disclosures.
Reclassifications
As the Company's business evolves, positioning us as a Unified Communications as a Service ("UCaaS") provider, we have made certain changes to our income statement presentation. Sales expenses have been separated from selling, general, and administrative expenses and combined with marketing in a new sales and marketing caption. A new caption, engineering and development, has also been reclassified from selling, general and administrative expenses. The remaining selling, general and administrative expenses, after the above reclassifications, have been renamed as general and administrative expenses. The reclassifications have been reflected in all periods presented and had no impact on net earnings previously reported.

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 2.    Supplemental Balance Sheet Account Information
Prepaid expenses and other current assets

	June 30, 2015	December 31, 2014
Nontrade receivables	$1,814	$2,511
Services	10,653	7,415
Telecommunications	403	459
Insurance	422	803
Marketing	1,959	519
Other prepaids	1,152	958
Prepaid expenses and other current assets	$16,403	$12,665

Property and equipment, net

	June 30, 2015	December 31, 2014
Building (under capital lease)	$25,709	$25,709
Network equipment and computer hardware	76,771	73,599
Leasehold improvements	48,604	48,574
Customer premise equipment	5,215	3,220
Furniture	2,152	1,914
Vehicles	212	195
	158,663	153,211
Less: accumulated depreciation and amortization	(113,904)	(103,581)
Property and equipment, net	$44,759	$49,630

Customer premise equipment, net

	June 30, 2015	December 31, 2014
Customer premise equipment	$5,215	$3,220
Less: accumulated depreciation	(883)	(74)
Customer premise equipment, net	$4,332	$3,146

Software, net

	June 30, 2015	December 31, 2014
Purchased	$59,495	$55,636
Licensed	909	909
Internally developed	36,088	36,088
	96,492	92,633
Less: accumulated amortization	(78,404)	(74,009)
Software, net	$18,088	$18,624

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Debt related costs, net

	June 30, 2015	December 31, 2014
Senior secured term loan and revolver	$6,617	$6,617
Less: accumulated amortization	(4,930)	(4,466)
Debt related costs, net	$1,687	$2,151

Restricted cash

	June 30, 2015	December 31, 2014
Letter of credit-lease deposits	$2,313	$3,311
Cash reserves	94	94
Restricted cash	$2,407	$3,405

Intangible assets, net

	June 30, 2015	December 31, 2014
Customer relationships	$49,799	$49,799
Developed technology	74,700	72,900
Patents and patent licenses	12,764	12,764
Trademarks	560	560
Trade names	500	500
Non-compete agreements	2,726	2,726
Intangible assets, gross	141,049	139,249

Customer relationships	(14,641)	(10,185)
Developed technology	(12,826)	(7,108)
Patents and patent licenses	(11,048)	(10,426)
Trademarks	(508)	(472)
Trade names	(163)	(113)
Non-compete agreements	(577)	(113)
Less: accumulated amortization	(39,763)	(28,417)

Customer relationships	35,158	39,614
Developed technology	61,874	65,792
Patents and patent licenses	1,716	2,338
Trademarks	52	88
Trade names	337	387
Non-compete agreements	2,149	2,613
Intangible assets, net	$101,286	$110,832

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Other assets

	June 30, 2015	December 31, 2014
Long term non-trade receivable	6,623	6,623
Others	2,071	1,125
Other assets	$8,694	$7,748

Accrued expenses

	June 30, 2015	December 31, 2014
Compensation and related taxes and temporary labor	$18,849	$25,555
Marketing	21,948	17,871
Taxes and fees	12,762	17,300
Litigation and settlements	23	23
Telecommunications	8,850	8,134
Other accruals	6,181	9,771
Customer credits	1,687	1,883
Professional fees	2,776	2,178
Accrued interest	54	133
Inventory	581	1,267
Credit card fees	285	207
Accrued expenses	$73,996	$84,322

Accumulated other comprehensive loss

	June 30, 2015	December 31, 2014
Foreign currency translation adjustment	(1,844)	(3,123)
Unrealized loss on available-for sale securities	(6)	(8)
Accumulated other comprehensive loss	$(1,850)	$(3,131)

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 3.    Supplemental Income Statement Account Information
Amounts included in revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
USF fees	$19,028	$18,396	$37,543	$37,032
Disconnect fees	$1,301	$906	$2,229	$1,679
Initial activation fees	$188	$273	$408	$587
Customer equipment rental	$912	$—	$1,682	$—
Customer equipment fees	$1,351	$174	$2,524	$585
Equipment recovery fees	$17	$19	$32	$39
Shipping and handling fees	$621	$545	$1,224	$924

Amount included in cost of services

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
USF costs	$19,028	$18,396	$37,543	$37,089

Amount included in cost of goods sold

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Shipping and handling cost	$1,274	$1,580	$2,559	$3,137

Amount included in sales and marketing

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Advertising costs	$26,579	$37,122	$54,828	$71,696

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Amounts included in general and administrative expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Acquisition related transaction costs	$222	$—	$660	$20
Acquisition related integration costs	$8	$4	$25	$98

Depreciation and amortization expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Network equipment and computer hardware	$3,058	$3,602	$5,948	$7,211
Software	3,259	2,819	6,332	5,522
Capital leases	550	550	1,100	1,100
Other leasehold improvements	1,266	1,081	2,491	2,154
Customer premise equipment	505	—	965	—
Furniture	97	35	192	69
Vehicles	17	6	33	7
Patents	311	505	622	1,081
Trademarks	18	18	36	36
Customer relationships	2,228	2,134	4,457	4,268
Acquired technology	2,897	1,574	5,717	3,148
Trade names	25	50	50	100
Non-compete agreements	232	4	464	8
	14,463	12,378	28,407	24,704
Property and equipment impairments	—	2	1	2
Software impairments	—	65	—	65
Depreciation and amortization expense	$14,463	$12,445	$28,408	$24,771

Amount included in interest expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Debt related costs amortization	$226	$255	$464	$544

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Amount included in other income (expense), net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net loss resulting from foreign exchange transactions	$13	$37	$(554)	$22

Note 4.    Long-Term Debt and Revolving Credit Facility
A schedule of long-term debt at June 30, 2015 and December 31, 2014 is as follows:

	June 30, 2015	December 31, 2014
2.875-3.375% Credit Facility - due 2018	$60,000	$70,000
2.875-3.375% Revolving Credit Facility - due 2018	87,000	67,000
Total Long-Term Debt and Revolving Credit Facility	$147,000	$137,000

At June 30, 2015, future payments under long-term debt obligations over each of the next five years and thereafter were as follows:

Credit Facility
2015	$10,000
2016	20,000
2017	20,000
2018	30,000
Minimum future payments of principal	80,000
Less: current portion	20,000
Long-term portion	$60,000

Acquisition of Simple Signal

In connection with our acquisition of Simple Signal on April 1, 2015, we financed the transaction with $20,000 from our revolving credit facility.

2014 Financing
On August 13, 2014, we entered into a credit agreement (the “2014 Credit Facility”) consisting of a $100,000 senior secured term loan and a $125,000 revolving credit facility. The co-borrowers under the 2014 Credit Facility were us and Vonage America Inc., our wholly owned subsidiary. Obligations under the 2014 Credit Facility were guaranteed, fully and unconditionally, by our other material United States subsidiaries and were secured by substantially all of the assets of each borrower and each guarantor. The lenders under the 2014 Credit Facility were JPMorgan Chase Bank, N.A., Citizens Bank, N.A., Silicon Valley Bank, SunTrust Bank, Fifth Third Bank, Keybank National Association, and MUFG Union Bank, N.A. JPMorgan Chase Bank, N.A. was a party to the agreement as administrative agent, Citizens Bank, N.A. as syndication agent, and Silicon Valley Bank and SunTrust Bank as documentation agents. J.P. Morgan Securities LLC and Citizens Bank, N.A. acted as joint lead bookrunners, and J.P. Morgan Securities LLC, Citizens Bank, N.A., Silicon Valley Bank, and SunTrust Robinson Humphrey Inc. acted as joint lead arrangers.
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

2014 Credit Facility Terms
The following description summarizes the material terms of the 2014 Credit Facility:
The loans under the 2014 Credit Facility were scheduled to mature in August 2018. Principal amounts under the 2014 Credit Facility were repayable in quarterly installments of $5,000 per quarter for the senior secured term loan. The unused portion of our revolving credit facility incurred a 0.40% commitment fee.
Outstanding amounts under the 2014 Credit Facility, at our option, bore interest at:

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

The 2014 Credit Facility provided greater flexibility to us in funding acquisitions and restricted payments, such as stock buybacks, than the 2013 Credit Facility.
The 2014 Credit Facility was prepayable at our option at any time without premium or penalty. The 2014 Credit Facility was subject to mandatory prepayments in amounts equal to:

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
Subject to certain restrictions and exceptions, the 2014 Credit Facility permitted us to obtain one or more incremental term loans and/or revolving credit facilities in an aggregate principal amount of up to $60,000 plus an amount equal to repayments of the senior secured term loan upon providing documentation reasonably satisfactory to the administrative agent. The 2014 Credit Facility included customary representations and warranties and affirmative covenants of the borrowers. In addition, the 2014 Credit Facility contained customary negative covenants, including, among other things, restrictions on the ability of us and our subsidiaries to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, consummate acquisitions, make investments, and pay dividends and other distributions. We were also required to comply with the following financial covenants:

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

In addition, annual excess cash flow up to $8,000 increased permitted capital expenditures.
As of June 30, 2015, we were in compliance with all covenants, including financial covenants, for the 2014 Credit Facility.

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The 2014 Credit Facility contained customary events of default that permitted acceleration of the debt. During the continuance of a payment default, interest would accrue at a default interest rate of 2% above the interest rate which would otherwise be applicable, in the case of loans, and at a rate equal to the rate applicable to base rate loans plus 2%, in the case of all other amounts.
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
The Preservation Plan was set to expire no later than the close of business June 7, 2013, unless extended by our board of directors. On June 6, 2013, at the Vonage 2013 annual meeting of stockholders, stockholders ratified the extension of the Preservation Plan through June 7, 2015. On April 2, 2015, after consultation with our advisors, our board of directors determined to extend the Preservation Plan through June 30, 2017, subject to ratification of the extension by stockholders at our 2015 annual meeting of stockholders. On June 3, 2015, at the Vonage 2015 annual meeting of stockholders, stockholders ratified the extension of the Preservation Plan through June 30, 2018.
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

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

We repurchased the following shares of common stock with cash resources under the 2012 $100,000 repurchase program during the three months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014 (1)	2015	2014 (1)
Shares of common stock repurchased	—	3,523	—	5,970
Value of common stock repurchased	$—	$13,244	$—	$23,287

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
We repurchased the following shares of common stock with cash resources under the 2014 $100,000 repurchase program during the three and six months ended June 30, 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015 (1)	2014	2015 (1)	2014
Shares of common stock repurchased	1,169	—	2,948	—
Value of common stock repurchased	$5,605	$—	$13,374	$—
(1) including 65 shares, or $321, of common stock repurchases settled in July 2015; excluding commission of $1.
As of June 30, 2015, $86,626 remained of our 2014 $100,000 repurchase program. The repurchase program expires on December 31, 2018 but may be suspended or discontinued at any time without notice.
In any period under the 2014 $100,000 repurchase program, cash used in financing activities related to common stock repurchases may differ from the comparable change in stockholders' equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash.
Note 6.    Commitments and Contingencies
Litigation
IP Matters
Bear Creek Technologies, Inc. On February 22, 2011, Bear Creek Technologies, Inc. (“Bear Creek”) filed a lawsuit against Vonage Holdings Corp., Vonage America, Inc., Vonage Marketing LLC, and Aptela Inc. (a subsidiary of Vocalocity, Inc., a wholly-owned subsidiary of the Company which was acquired on November 15, 2013 pursuant to an Agreement and Plan of Merger dated October 9, 2013) in the United States District Court for the Eastern District of Virginia (Norfolk Division) alleging that Vonage’s and Aptela’s products and services are covered by United States Patent No. 7,889,722, entitled “System for Interconnecting Standard Telephony Communications Equipment to Internet Protocol Networks” (the “'722 Patent”). The suit also named numerous other defendants. On August 17, 2011, the Court dismissed Bear Creek’s case against the Vonage entities and Aptela, as well as all but

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

one of the other defendants. Later, on August 17, 2011, Bear Creek re-filed its complaint concerning the ‘722 Patent in the United States District Court for the District of Delaware against the same Vonage entities; and also re-filed a separate complaint concerning the ‘722 Patent in the United States District Court for the Eastern District of Virginia against Aptela. In each complaint, Bear Creek alleges that Vonage and Aptela are infringing the ‘722 Patent. In addition, Bear Creek alleges that each party is contributing to and inducing infringement of the ‘722 Patent. On January 25, 2012, Bear Creek filed a motion with the United States Judicial Panel on Multidistrict Litigation seeking to transfer and consolidate its litigations against Vonage and Aptela with twelve other separate actions Bear Creek filed in the U.S. District Courts for Delaware and the Eastern District of Virginia. On May 2, 2012, the Multidistrict Litigation Panel granted Bear Creek’s motion and ordered the coordination or consolidation for pretrial proceedings of all fourteen actions in the U.S. District Court for the District of Delaware. On October 11, 2012, Vonage filed an answer to Bear Creek’s complaint, including counterclaims of non-infringement and invalidity of the ‘722 patent. Aptela, which filed a motion to dismiss Bear Creek’s complaint on September 27, 2011, has not yet answered, as its motion remains pending and awaiting disposition by the court. On November 5, 2012, Bear Creek filed an answer to Vonage’s counterclaims. On March 1, 2013, several defendants including Vonage moved the Court to stay the case pending resolution of the reexamination of the ‘722 patent requested by Cisco Systems, Inc. (“Cisco”) as described below; the motion was granted on July 17, 2013, and the case is now stayed pending the resolution of the reexamination. On November 8, 2013, the Court granted Bear Creek’s request to terminate and substitute counsel representing it in the litigation. On April 6, 2015, the Court removed the jury trial from the calendar given the pending stay, and ordered the parties to update the Court on status no later than May 4, 2015. On May 5, 2015, the Court closed the case for administrative purposes, with leave to reopen if further attention by the Court is deemed required.
A request for reexamination of the ‘722 Patent was filed on September 12, 2012 by Cisco, challenging the validity of the ‘722 Patent. Cisco’s request was granted by the United States Patent and Trademark Office on November 28, 2012. On March 24, 2014, the Patent Office issued an Action Closing Prosecution, confirming its rejection of all claims of the ‘722 patent on multiple independent grounds. Bear Creek filed comments to the Action Closing Prosecution on April 24, 2014. Cisco filed responsive comments on May 22, 2014. On September 15, 2014, Bear Creek filed a Notice of Appeal to the Patent Office’s rejection of its patent. On November 14, 2014, Bear Creek submitted its Appeal to the Patent Trial and Appeal Board. Cisco filed its responsive brief on December 12, 2014; the brief was defective and, at the direction of the Patent Office, Cisco re-filed an amended brief on December 31, 2014. On May 29, 2015, Cisco requested an oral hearing of the appeal.
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
AIP Acquisition LLC. On January 3, 2014, AIP Acquisition LLC (“AIP”), filed a lawsuit against Vonage Holdings Corp., Vonage America, Inc., and Vonage Marketing LLC in the U.S. District Court for the District of Delaware (Norfolk Division) alleging that Vonage’s products and services are covered by United States Patent No. 7,269,247. Vonage filed an answer and counterclaims on February 25, 2014. AIP filed an amended complaint on March 18, 2014, which Vonage answered on April 4, 2014. On April 8, 2014, the Court ordered a stay of the case pending final resolution of non-party Level 3’s inter partes review request of United States Patent No. 7,724,879, which is a continuation of the ‘247 patent. On October 8, 2014, the Patent Office issued a Final Written Decision, finding all challenged claims of the ‘879 patent to be invalid. On December 9, 2014, AIP filed a Notice of Appeal to the Patent Office’s rejection of its patent. On December 15, 2014, AIP moved to replace its attorneys and the Patent Office granted the request on December 23, 2014. On June 22, 2015, briefing on the Appeal to the Federal Circuit was completed.
A second request for inter partes review of the ‘879 patent was made by Cisco on December 12, 2013 and granted by the Patent Office on May 27, 2014. Following written responses and a hearing held on January 7, 2015, on May 20, 2015, the Patent Office issued a Final Written Decision, finding all challenged claims of the ‘879 patent to be invalid.
Cisco petitioned for inter partes review of the ‘247 patent on November 25, 2014. AIP filed a preliminary response on February 23, 2015. On May 20, 2015, the Patent Office granted Cisco’s request to institute a review as to all claims of the patent, setting an oral argument date (if requested by the parties) of January 27, 2016.

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Commercial Litigation
Merkin & Smith, et als.  On September 27, 2013, Arthur Merkin and James Smith filed a putative class action lawsuit against Vonage America, Inc. in the Superior Court of the State of California, County of Los Angeles, alleging that Vonage violated California’s Unfair Competition Law by charging its customers fictitious 911 taxes and fees. On October 30, 2013, Vonage filed a notice removing the case to the United States District Court for the Central District of California. On November 26, 2013, Vonage filed its Answer to the Complaint. On December 4, 2013, Vonage filed a Motion to Compel Arbitration. On February 4, 2014, the Court denied Vonage’s Motion to Compel Arbitration. On March 5, 2014, Vonage filed an appeal with the United States Court of Appeals for the Ninth Circuit of the decision denying Vonage’s Motion to Compel Arbitration. On March 6, 2014, Vonage moved to stay the district court proceedings pending its appeal; the Court granted Vonage’s stay motion on March 26, 2014. Briefing on the appeal is complete.
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
Federal - Net Neutrality
Clear and enforceable net neutrality rules make it more difficult for broadband Internet service providers to block or discriminate against Vonage service. In addition, explicitly applying net neutrality rules to wireless broadband Internet service providers could create greater opportunities for VoIP applications that run on wireless broadband Internet service. In December 2010, the FCC adopted net neutrality rules that applied strong net neutrality rules to wired broadband Internet service providers and limited rules to wireless broadband Internet service providers. On January 14, 2014, the D.C. Circuit Court of Appeals vacated a significant portion of the 2010 rules. On May 15, 2014, the FCC issued a Notice of Proposed Rulemaking (NPRM) proposing new net neutrality rules. After public response to the NPRM, the FCC adopted new neutrality rules on February 26, 2015. These rules prohibit broadband Internet service providers from: (1) blocking or throttling lawful content applications, or services; (2) imposing paid prioritization arrangements; and (3) unreasonably interfering or unreasonably disadvantaging consumers or edge providers. In addition, broadband Internet service providers are required to make certain disclosures regarding their network management practices, network performance, and commercial terms. These net neutrality rules apply the same requirements to wired and wireless broadband Internet service providers. Several parties have filed appeals.
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
Federal - Rural Call Completion Issues
On February 7, 2013, the FCC released a Notice of Proposed Rulemaking (NPRM) on rural call completion issues. The NPRM proposed new detailed reporting requirements to gauge rural call completion performance. Rural carriers have argued that VoIP provider call completion performance to rural areas is generally poor. On October 28, 2013, the FCC adopted an order on rural call completion imposing new reporting obligations and restricting certain call signaling practices. The call signaling rules went into effect on January 31, 2014.  We filed for extensions of the rules, which the FCC granted, and as of April 17, 2014, we are compliant with the new FCC call signaling rules.  The effective date for the reporting requirements is April 1, 2015 with the first report covering the 2nd quarter of 2015 due August 1, 2015. We could be subject to an FCC enforcement action in the future in the event the FCC took the position that our rural call completion performance is inadequate or we were not compliant with the FCC’s order.
Federal - Numbering Rights
On April 18, 2013, the FCC issued a Notice of Proposed Rulemaking (NPRM) that proposed to modify FCC rules to allow VoIP providers to directly access telephone numbers. In addition, the FCC granted a waiver from its existing rules to allow Vonage to conduct a trial of direct access to telephone numbers. The trial would allow the FCC to obtain real-world data on direct access to telephone numbers by VoIP providers to inform consideration of the NPRM. Direct access to telephone numbers would facilitate IP to IP interconnection, which may allow VoIP providers to provide higher quality, lower cost services, promote the deployment of innovative new voice services, and experience reductions in the cost of telephony services. Vonage successfully completed the trial in certain markets and filed the required reports on the trial with the FCC. On January 31, 2014, the FCC Wireline Competition Bureau issued a positive report on the trial, concluding that Vonage's successful trial confirmed the technical feasibility of interconnected VoIP providers obtaining telephone numbers directly from the numbering administrators. On June 18, 2015, the FCC adopted an order that modifies its rules to allow interconnected VoIP providers to directly access telephone numbers. Part of the order requires approval from the Office of Management and Budget prior to the rule change becoming effective.
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
Stand-by Letters of Credit
We had stand-by letters of credit totaling $2,313 and $3,311, as of June 30, 2015 and December 31, 2014, respectively.
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
State and Municipal Taxes
In accordance with generally accepted accounting principles, we make a provision for a liability for taxes when it is both probable that a liability has been incurred and the amount of the liability or range of liability can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. For a period of time, we did not collect or remit state or municipal taxes (such as sales, excise, utility, use, and ad valorem taxes), fees or surcharges (“Taxes”) on the charges to our customers for our services, except that we historically complied with the New Jersey sales tax. We have received inquiries or demands from a number of state and municipal taxing and 911 agencies seeking payment of Taxes that are applied to or collected from customers of providers of traditional public switched telephone network services. Although we have consistently maintained that these Taxes do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations, we are now collecting and remitting sales taxes in certain of those states including a number of states that have changed their statutes to expressly include VoIP. In addition, many states address how VoIP providers should contribute to support public safety agencies, and in those states we remit fees to the appropriate state agencies. We could also be contacted by state or municipal taxing and 911 agencies regarding Taxes that do explicitly apply to VoIP and these agencies could seek retroactive payment of Taxes. As such, we have a reserve of $3,840 as of June 30, 2015 as our best estimate of the potential tax exposure for any retroactive assessment. We believe the maximum estimated exposure for retroactive assessments is approximately $5,000 as of June 30, 2015.
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
We expect to avoid material operating losses in Brazil in 2015 and 2016 due to the significant planned incremental investment that would have been required to scale the business. In connection with the wind down, we incurred approximately $500 in cash charges in the six months ended June 30, 2015 related to contract terminations and severance-related expenses.

Note 8. Discontinued Operations

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
The results of operations of this discontinued operation are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues	$—	$4	$33	$4
Operating expenses	—	1,511	1,648	2,790
Loss from discontinued operations	—	(1,507)	(1,615)	(2,786)
Loss on disposal, net of taxes	—	—	(824)	—
Net loss from discontinued operations	—	(1,507)	(2,439)	(2,786)
Plus: Net loss from discontinued operations attributable to noncontrolling interest	$—	$135	$59	$518
Net loss from discontinued operations attributable to Vonage	$—	$(1,372)	$(2,380)	$(2,268)

Note 9. Acquisition of Business
Acquisition of Simple Signal
Pursuant to the Agreement and Plan of Merger dated March 15, 2015 by and among Vonage Holdings Corp., a Delaware corporation, Stratus Acquisition Corp., a California corporation and an indirect wholly owned subsidiary of Parent (“Merger Sub”), Simple Signal Inc., a California corporation (“Simple Signal”) and Simplerep, LLC, a Colorado limited liability company, as representative of the security holders of Simple Signal, on April 1, 2015, Merger Sub merged with and into Simple Signal, and Simple Signal became a wholly owned indirect subsidiary of Vonage.
Simple Signal provides cloud-based unified communications and collaboration services, delivering voice, video, and mobile communications to business customers. Simple Signal is a natural complement to our expanding UCaaS business.
We acquired Simple Signal for $25,578, including 1,111 shares of Vonage common stock (which shares had an aggregate value of approximately $5,578 based upon the closing stock price on April 1, 2015) and cash consideration of $20,000, subject to adjustments for closing cash and working capital of Simple Signal, reductions for indebtedness and transaction expenses of Simple Signal that remained unpaid as of closing, and deposits into the escrow funds, pursuant to the merger agreement. We financed the transaction with $20,000 from our revolving credit facility. The aggregate consideration will be allocated among Simple Signal equityholders.
Pursuant to the merger agreement, $2,356 of the cash consideration and $1,144 of the stock consideration was placed in escrow for unknown liabilities that may have existed as of the acquisition date.
During 2015, we incurred $447 in acquisition related transaction costs, which were recorded in general and administrative expense in the accompanying Consolidated Statements of Income.
The results of operations of the Simple Signal business and the estimated fair values of the assets acquired and liabilities assumed have been included in our consolidated financial statements since the date of the acquisition. The Company recorded revenue of $4,083 and a profit of $98 in the three months ended June 30, 2015.

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The acquisition was accounted for using the acquisition method of accounting under which assets and liabilities of Simple Signal were recorded at their respective fair values including an amount for goodwill representing the difference between the acquisition consideration and the fair value of the identifiable net assets. We do not expect any portion of this goodwill to be deductible for tax purposes. The goodwill attributable to the acquisition has been recorded as a non-current asset and is not amortized, but is subject to an annual review for impairment.
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
The table below summarizes the assets acquired and liabilities assumed as of April 1, 2015:

Estimated Fair Value
Assets
Current assets:
Cash and cash equivalents	$53
Accounts receivable	832
Inventory	67
Prepaid expenses and other current assets	234
Total current assets	1,186
Property and equipment	979
Software	401
Total assets acquired	2,566

Liabilities
Current liabilities:
Accounts payable	784
Accrued expenses	594
Deferred revenue, current portion	370
Total current liabilities	1,748
Total liabilities assumed	1,748

Net identifiable assets acquired	818
Goodwill	24,760
Total purchase price	$25,578
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
During the first quarter of 2015, the Company completed the process of allocating the acquisition price to identified intangible assets acquired as of the closing date, which had been in process as of December 31, 2014. The fair values assigned to tangible

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. The estimated fair values of assets acquired and liabilities assumed are considered preliminary and are based on the most recent information available. We believe that the information provides a reasonable basis for assigning the fair values of assets acquired and liabilities assumed, but we are waiting for additional information, primarily related to income, sales, excise, and ad valorem taxes which are subject to change. Thus the provisional measurements of fair value set forth below are subject to change. We expect to finalize the valuation as soon as practicable, but not later than one-year from the acquisition date.
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
The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents the amount of goodwill resulting from the acquisition. We do not expect any portion of this goodwill to be deductible for tax purposes. The goodwill attributable to the acquisition has been recorded as a non-current asset and is not amortized, but is subject to an annual review for impairment. We believe the factors that contributed to goodwill include synergies that are specific to our consolidated business, the acquisition of a talented workforce that provides us with expertise in the small and medium business market, as well as other intangible assets that do not qualify for separate recognition.

Note 10. Subsequent Events

2015 Financing
On July 27, 2015, we entered into a credit agreement (the “2015 Credit Facility”) consisting of a $100,000 senior secured term loan and a $250,000 revolving credit facility. The co-borrowers under the 2015 Credit Facility are us and Vonage America Inc., our wholly owned subsidiary. Obligations under the 2015 Credit Facility are guaranteed, fully and unconditionally, by our other material United States subsidiaries and are secured by substantially all of the assets of each borrower and each guarantor. The lenders under the 2015 Credit Facility are JPMorgan Chase Bank, N.A., Citizens Bank, N.A., Silicon Valley Bank, SunTrust Bank, Fifth Third Bank, Keybank National Association, and MUFG Union Bank, N.A. JPMorgan Chase Bank, N.A., is a party to the 2015 Credit Agreement as Administrative Agent, Citizens Bank, N.A., as Syndication Agent, and Fifth Third Bank, MUFG Union Bank, N.A., Silicon Valley Bank and SunTrust Bank, as Documentation Agents. J.P. Morgan Securities LLC and Citizens Bank, N.A. acted as joint lead bookrunners, and J.P. Morgan Securities LLC, Citizens Bank, N.A., Fifth Third Bank, MUFG Union Bank, N.A., Silicon Valley Bank, and SunTrust Robinson Humphrey Inc. acted as joint lead arrangers.

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
Recent Developments

2015 Financing
On July 27, 2015, we entered into a credit agreement (the “2015 Credit Facility”) consisting of a $100,000 senior secured term loan and a $250,000 revolving credit facility. The co-borrowers under the 2015 Credit Facility are us and Vonage America Inc., our wholly owned subsidiary. Obligations under the 2015 Credit Facility are guaranteed, fully and unconditionally, by our other material United States subsidiaries and are secured by substantially all of the assets of each borrower and each guarantor. The lenders under the 2015 Credit Facility are JPMorgan Chase Bank, N.A., Citizens Bank, N.A., Silicon Valley Bank, SunTrust Bank, Fifth Third Bank, Keybank National Association, and MUFG Union Bank, N.A. JPMorgan Chase Bank, N.A., is a party to the 2015 Credit Agreement as Administrative Agent, Citizens Bank, N.A., as Syndication Agent, and Fifth Third Bank, MUFG Union Bank, N.A., Silicon Valley Bank and SunTrust Bank, as Documentation Agents. J.P. Morgan Securities LLC and Citizens Bank, N.A. acted as joint lead bookrunners, and J.P. Morgan Securities LLC, Citizens Bank, N.A., Fifth Third Bank, MUFG Union Bank, N.A., Silicon Valley Bank, and SunTrust Robinson Humphrey Inc. acted as joint lead arrangers.
Acquisition of gUnify
Pursuant to the Agreement dated May 6, 2015, the Company acquired gUnify on May 15, 2015. gUnify is a cloud-based technology company whose middleware solution integrates the Company’s cloud communications platform with today’s most widely used SaaS business applications, including Google for Work, Zendesk, Salesforce’s Sales Cloud, Clio, and other CRM solutions. With this functionality, Vonage can better address the needs of larger SMBs by enabling them to extend their unified communications to core business applications. gUnify is recognized as a leading integration technology within the BroadSoft ecosystem, which has more than 10 million unified communications lines.
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
Our consumer strategy is focused on the continued penetration of our core North American markets, where we will continue to provide value in international long distance and target under-served ethnic segments, and target the low-end domestic market with low-priced home phone services offering unlimited calling throughout the United States.
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
Low-end domestic. We also provide services to address the low-end domestic market for light users, often with poor in-home wireless coverage. Our low-end domestic calling products, are sold in Walmart nationwide and through our direct telesales and online channels.
Services outside of the United States. We currently have operations in the United Kingdom, and Canada and believe that our low-cost Internet based communications platform enables us to cost effectively deliver voice and messaging services to other locations throughout the world.
Small and Medium Business Customers
For our business customers, we provide innovative, cloud-based unified communication solutions, comprised of integrated voice, text, video, data, collaboration, and mobile applications. We focus on the small and medium sized business market. Our products and services permit these customers to communicate with their customers and employees through any cloud-connected device, in any place, at any time. Through our acquisitions of Vocalocity, Inc., Telesphere Networks, Ltd., and, in April 2015, Simple Signal, we are positioned as a leader in the high growth SMB market. We now provide customers with multiple deployment options designed to provide the reliability and quality of service they demand. Our Vonage Business products are primarily sold through our direct sales channel, online or through authorized resellers and value-added distributors. Through two distinct product offerings, we address the entire spectrum of SMB customers, from 1 to over 1,000 seats. Through Vonage Essentials we target smaller customers utilizing our proprietary platform, which is purpose built for this customer segment and provides a cost-effective, scalable, feature-rich solution, delivered over-the-top of a customer’s broadband. Essentials is sold primarily through our direct sales and online channels, and customers typically do not enter into term contracts.
For larger customers that require guaranteed quality of service in their service level agreements, our Business Solutions Group offers Vonage Premier, providing carrier-grade performance and support for wireline and mobile devices to businesses over our private IP MPLS network, one of the largest in the nation. Our cloud-based UCaaS services allow businesses to utilize voice, video, data and collaboration features of large enterprise systems without the often costly investment required with on-site equipment. Vonage Premier products are provided under initial three-year contracts and are generally sold through our network of authorized indirect channel partners and master agents or by our direct sales force.
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
We had approximately 2.5 million combined subscriber lines and seats as of June 30, 2015, of which 93% were in the United States. We also have customers in Canada and the United Kingdom.

Trends

A number of trends in our industry have a significant effect on our results of operations and are important to an understanding of our financial statements.
Competitive landscape. We face intense competition from traditional telephone companies, wireless companies, cable companies, and alternative communication providers. Most traditional wireline and wireless telephone service providers and cable companies are substantially larger and better capitalized than we are and have the advantage of a large existing customer base. In addition, because our competitors provide other services, they often choose to offer VoIP services or other voice services as part of a bundle that includes other products, such as video, high speed Internet access, and wireless telephone service, which we do not offer. In addition, such competitors may in the future require new customers or existing customers making changes to their service to purchase voice services when purchasing high speed Internet access. Further, as wireless providers offer more minutes at lower prices, better coverage, and companion landline alternative services, their services have become more attractive to households as a replacement for wireline service. We also compete against alternative communication providers, such as magicJack, Skype, and Google Voice. Some of these service providers have chosen to sacrifice telephony revenue in order to gain market share and have offered their services at low prices or for free. As we continue to introduce applications that integrate different forms of voice and messaging services over multiple devices, we are facing competition from emerging competitors focused on similar integration, as well as from alternative voice communication providers. In addition, our competitors have partnered and may in the future partner with other competitors to offer products and services, leveraging their collective competitive positions. We also are subject to the risk of future disruptive technologies. In connection with our emphasis on the international long distance market in the United States, we face competition from low-cost international calling cards and VoIP providers in addition to traditional telephone companies, cable companies, and wireless companies, each of which may implement promotional pricing targeting international long distance callers.
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
Regulation. Our business has developed in a relatively lightly regulated environment. The United States and other countries, however, are examining how VoIP services should be regulated. A November 2010 order by the FCC that permits states to impose state universal service fund obligations on VoIP service, discussed in Note 6 to our financial statements, is an example of efforts by regulators to determine how VoIP service fits into the telecommunications regulatory landscape. In addition to regulatory matters that directly address VoIP, a number of other regulatory initiatives could impact our business. One such regulatory initiative is net neutrality. In December 2010, the FCC adopted a revised set of net neutrality rules for broadband Internet service providers. These rules made it more difficult for broadband Internet service providers to block or discriminate against Vonage service. On January 14, 2014, the D.C. Circuit Court of Appeals vacated a significant portion of the 2010 rules. On May 15, 2014, the FCC issued a Notice of Proposed Rulemaking (NPRM) proposing new net neutrality rules. After public response to the NPRM, the FCC adopted new neutrality rules on February 26, 2015. Several parties have filed appeals. In addition, on October 27, 2011, the FCC adopted an order reforming universal service and intercarrier compensation (“ICC”). The FCC order provides that VoIP originated calls will be subject to interstate access charges for long distance calls and reciprocal compensation for local calls that terminate to the public switched telephone network (“PSTN”). The termination charges for all traffic, including VoIP originated traffic, will transition over several years to a bill and keep arrangement (i.e., no termination charges). On May 23, 2014, the 10th Circuit upheld the FCC’s order. Several appellants have sought Supreme Court review of the 10th Circuit decision. The Supreme Court declined to review the decision. We believe that the order will positively impact our costs over time.

Key Operating Data
Through our acquisitions of Vocalocity, Telesphere, and Simple Signal, our business has substantially evolved in recent quarters, with small and medium business customers now accounting for a substantial and growing portion of overall revenues. To reflect this evolution, we have made certain changes to our key operating data and income statement presentation to provide greater visibility into the operating metrics of the business. The key changes to the income statement include the combination of sales and marketing expenses into a new sales and marketing caption, separated from selling, general, and administrative expenses. A new line item entitled engineering and development has also been created, reflecting the cost of developing new products and technologies and supporting our service platforms. The remaining selling, general and administrative expenses after the above reclassifications have been renamed general and administrative expenses. The reclassifications have been reflected in all periods presented and had no impact on net earnings previously reported.
The table below includes key operating data that our management uses to measure the growth and operating performance of the consumer focused portion of our business:

Consumer	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues	$172,756	$196,322	$350,586	$398,007
Average monthly revenues per subscriber line	$27.79	$28.02	$27.86	$28.34
Subscriber lines (at period end)	2,049,424	2,320,900	2,049,424	2,320,900
Customer churn (1)	2.2%	2.6%	2.3%	2.6%

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
Average monthly revenues per subscriber line. Average monthly revenues per subscriber line for a particular period is calculated by dividing our revenues for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. The simple average number of subscriber lines for the period is the number of subscriber lines on the first day of the period, plus the number of subscriber lines on the last day of the period, divided by two. Our average monthly revenues per subscriber line decreased from $28.02 for the three months ended June 30, 2014 to $27.79 for the three months ended June 30, 2015 due primarily to rate plan mix. The continued expansion of lower priced plan offerings, including BasicTalk, to meet customer needs may cause downward pressure on average monthly revenues per subscriber line, offset by any selected pricing actions.
Subscriber lines. Our subscriber lines include, as of a particular date, all paid subscriber lines from which a customer can make an outbound telephone call on that date. Our subscriber lines include fax lines, including fax lines bundled with subscriber lines in our small office home office calling plans and soft phones, but do not include our virtual phone numbers and toll free numbers, which only allow inbound telephone calls to customers. Subscriber lines decreased from 2,320,900 as of June 30, 2014 to 2,049,424 as of June 30, 2015, reflecting planned actions to enhance the profitability of the assisted sales channel by eliminating lower performing locations and restructuring the pricing offers, and to shift investment to our business market. In addition, beginning October 1, 2014, the Company no longer charges for second line mobile Extensions provided to customers, which resulted in a decrease in subscriber lines of 78,949. Future period subscriber line metrics will continue to reflect the reduction in paid subscriber lines resulting from this benefit to customers.
Customer churn. Customer churn is calculated by dividing the number of customers that have terminated during a period by the simple average of number of customers in a given period. The simple average number of customers during the period is the number of customers on the first day of the period, plus the number of customers on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first month after activation. Other companies may calculate customer churn differently, and their customer churn data may not be directly comparable to ours. Customer churn was 2.2% for the three months ended June 30, 2015, compared to 2.4% for the three months ended March 31, 2015 and 2.6% for the three months ended June 30, 2014. Customer churn decreased to 2.3% for the six months ended June 30, 2015 from 2.6% for the six months ended June 30, 2014.The decrease was due primarily to our decision to maximize customer value by focusing marketing spend on higher return channels and away from assisted selling channels which had higher early life churn. We monitor customer churn on a daily basis and use it as an indicator of the level of customer satisfaction. Customers who have been with us for a year or more tend to have a lower churn rate than customers who have not. In addition, our customers who are international callers generally churn at a lower rate than customers who are domestic callers. Our customer churn will fluctuate over time due to economic conditions, competitive pressures including promotional pricing targeting international long distance callers, marketplace perception of our services, and our ability to provide high quality customer care and network quality and add future innovative products and services. Customer churn differs from our previously reported average monthly customer churn in that our business customers are no longer included in this metric. See the discussion below for detail regarding churn impacting our business customers.
The table below includes key operating data that our management uses to measure the growth and operating performance of the business focused portion of our business:

Business	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues	$49,102	$22,556	$91,002	$41,604
Average monthly revenues per seat	$44.22	$36.36	$42.49	$35.42
Seats (at period end)	402,633	217,475	402,633	217,475
Revenue churn	1.3%	1.2%	1.4%	1.1%
Revenues. Business revenues includes revenues from our business customers from acquired entities and excludes revenues from our legacy business customers.
Average monthly revenues per seat. Average monthly revenues per seat for a particular period is calculated by dividing our revenues for that period by the simple average number of seats for the period, and dividing the result by the number of months in the period. The simple average number of seats for the period is the number of seats on the first day of the period, plus the number of seats on the last day of the period, divided by two. Our average monthly revenues per seat increased from $36.36 for the three months ended June 30, 2014 to $44.22 for the three months ended June 30, 2015 due primarily to higher rate plan revenue from Telesphere which was acquired on December 15, 2014.
Seats. Our seats include, as of a particular date, all paid seats from which a customer can make an outbound telephone call on that date and virtual seats. Our seats exclude electronic fax lines and toll free numbers, which do no allow outbound telephone calls by customers. Seats increased from 217,475 as of June 30, 2014 to 402,633 as of June 30, 2015. This increase is due to continued growth in our business customers as we have increased marketing investment to attract these more profitable customers. It also includes 48,920 seats existing at Telesphere at the time of acquisition and 36,172 seats existing at Simple Signal at the time of acquisition, respectively.
Revenue churn. Revenue churn is calculated by dividing the monthly recurring revenue from customers that have terminated during a period by the simple average of the total monthly recurring revenue from all customers in a given period. The simple average of total monthly recurring revenue from all customers during the period is the total monthly recurring revenue on the first day of the period, plus the total monthly recurring revenue on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first month after activation. Other companies may calculate revenue churn differently, and their revenue churn data may not be directly comparable to ours. Revenue churn was 1.3% for the three months ended June 30, 2015, compared to 1.4% for the three months ended March 31, 2015 and 1.2% for the three months ended June 30, 2014. Revenue churn decreased sequentially due to the addition of higher revenue accounts. Revenue churn increased to 1.4% for the six months ended June 30, 2015 from 1.1% for the six months ended June 30, 2014. Revenue churn increased year-over-year due to higher churn among smaller accounts. We are continuing to invest in our overall quality of service which includes customer care headcount and systems, billing systems, on-boarding processes and self-service options to ensure we scale our processes to our growth and continue to improve the overall customer experience.
Revenues
Revenues consist of services revenue and customer equipment and shipping revenue. Substantially all of our revenues are services revenue. In the United States, we offer domestic and international rate plans to meet the needs of our customers, including a variety of residential plans and mobile plans. The “Vonage World” plan, available in the United States and Canada, offers unlimited calling across the United States and Puerto Rico, unlimited international calling to over 60 countries including India, Mexico, and China, subject to certain restrictions, and free voicemail to text messages with Vonage Visual Voicemail. Each of our unlimited plans other than Vonage World offers unlimited domestic calling as well as unlimited calling to Puerto Rico, Canada, and selected European countries, subject to certain restrictions. Each of our basic plans offers a limited number of domestic calling minutes per month. We offer similar plans in Canada. Under our basic plans, we charge on a per minute basis when the number of domestic calling minutes included in the plan is exceeded for a particular month. International calls (except for calls to Puerto Rico, Canada and certain European countries under our unlimited plans and a variety of countries under international calling plans and Vonage World) are charged on a per minute basis. These per minute fees are not included in our monthly subscription fees. Through our recent acquisitions of Vocalocity, Telesphere, and Simple Signal, we offer SMB and small office/home office (SOHO) customers several service plans with different pricing structures. The service plans include an array of basic and enhanced features applicable to the needs of SMB and SOHO customers. In addition, we provide managed equipment to business customers for which the customers pay a monthly fee. Customers also have the opportunity to purchase premium features for additional fees.
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
Cost of service. Cost of service primarily consists of fees that we pay to third parties on an ongoing basis in order to provide our services. These fees include:

•
Access charges that we pay to other companies to terminate domestic and international calls on the public switched telephone network, with a portion of these payments ultimately being made to incumbent telephone companies. When a Vonage subscriber calls another Vonage subscriber, we do not pay an access charge.

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

Results of Operations
The following table sets forth, as a percentage of consolidated operating revenues, our consolidated statement of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenues	100%	100%	100%	100%

Operating Expenses:
Cost of service (excluding depreciation and amortization)	29	27	29	27
Cost of goods sold	4	4	4	4
Sales and marketing	38	45	38	44
Engineering and development	3	2	3	2
General and administrative	12	10	11	11
Depreciation and amortization	6	6	7	6
	92	94	92	94
Income from operations	8	6	8	6
Other Income (Expense):
Interest income	—	—	—	—
Interest expense	(1)	(1)	(1)	(1)
Other income (expense), net	—	—	—	—
	(1)	(1)	(1)	(1)
Income from continuing operations before income tax expense	7	5	7	5
Income tax expense	(3)	(2)	(3)	(2)
Income from continuing operations	4	3	4	3
Loss from discontinued operations	—	(1)	—	(1)
Loss on disposal, net of taxes	—	—	—	—
Discontinued operations	—	(1)	—	(1)
Net income	4	2	4	2
Plus: Net loss from discontinued operations attributable to noncontrolling interest	—	—	—	—
Net income attributable to Vonage	4%	2%	4%	2%

Summary of Results for the Three and Six Months Ended June 30, 2015 and June 30, 2014
Revenues, Cost of Service and Cost of Goods Sold

(in thousands, except percentages)	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2015	2014	Dollar Change	Percent Change	2015	2014	Dollar Change	Percent Change
Revenues	$221,858	$218,878	$2,980	1%	$441,588	$439,611	$1,977	—%
Cost of service (1)	64,209	58,942	5,267	9%	126,062	118,362	7,700	7%
Cost of goods sold	8,217	9,450	(1,233)	(13)%	17,407	19,189	(1,782)	(9)%
	149,432	150,486	(1,054)	(1)%	298,119	302,060	(3,941)	(1)%

(1)	Excludes depreciation and amortization of $6,005, $5,098, $11,729, and $10,252, respectively.

Three Months Ended June 30, 2015 compared to Three Months Ended June 30, 2014
Revenues. Revenues increased $2,980, or 1%, as a result of growth in Business revenue of $26,546 due to an increase in the number of Business seats as we have shifted marketing investment to attract these more profitable customers and the impact of Telesphere, which was acquired on December 15, 2014, and Simple Signal, which was acquired on April 1, 2015. This growth in Business revenue was offset by a decrease of $23,566 in Consumer revenue due to fewer subscriber lines reflecting planned actions to enhance the profitability of the assisted sales channel by eliminating lower performing locations and restructuring the pricing offers.
Cost of service. The increase in cost of service of $5,267, or 9%, was primarily driven by higher technical care costs and network operations cost in support of growth in Business customers including the addition of Telesphere and Simple Signal, offset by a decrease in international usage costs.
Cost of goods sold. The decrease in cost of goods sold of $1,233, or 13%, was primarily due to a decrease in equipment costs of $1,985 and shipping and handling costs of $659 for our consumer customers due to lower new customer additions offset by an increase in customer equipment costs of $1,136 and installation costs of $284 for our business customers due to higher new customer additions.
Six Months Ended June 30, 2015 compared to Six Months Ended June 30, 2014
Revenues. Revenues increased $1,977, or 0%, as a result of growth in Business revenue of $49,399 due to an increase in the number of Business seats as we have shifted marketing investment to attract these more profitable customers and the impact of Telesphere, which was acquired on December 15, 2014, and the impact of Simple Signal, which was acquired on April 1, 2015. This growth in Business revenue was offset by a decrease of $47,421 in Consumer revenue due to fewer subscriber lines reflecting planned actions to enhance the profitability of the assisted sales channel by eliminating lower performing locations and restructuring the pricing offers.
Cost of service. The increase in cost of service of $7,700, or 7%, was primarily driven by higher technical care costs and network operations cost in support of growth in Business customers including the addition of Telesphere and Simple Signal, offset by a decrease in international usage costs.
Cost of goods sold. The decrease in cost of goods sold of $1,782, or 9%, was primarily due to a decrease in equipment costs of $4,196 and shipping and handling costs of $1,266 for our consumer customers due to lower new customer additions offset by an increase in customer equipment costs of $2,290 and installation costs of $457 for our business customers due to higher new customer additions. In addition, we provided a reserve of $936 related to inventory to be disposed of in the consumer business.
Sales and Marketing

(in thousands, except percentages)	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2015	2014	Dollar Change	Percent Change	2015	2014	Dollar Change	Percent Change
Sales and marketing	$84,385	$98,067	$(13,682)	(14)%	$169,949	$193,553	$(23,604)	(12)%
Three Months Ended June 30, 2015 compared to Three Months Ended June 30, 2014

Sales and marketing. Sales and marketing expense decreased by $13,682, or 14%, due to a reduction in Consumer marketing reflecting planned actions to enhance the profitability of the assisted sales channel by eliminating lower performing locations offset by an increase in Business as we have shifted marketing investment to attract these more profitable customers.
Six Months Ended June 30, 2015 compared to Six Months Ended June 30, 2014

Sales and marketing. Sales and marketing expense decreased by $23,604, or 12%, due to a reduction in Consumer marketing reflecting planned actions to enhance the profitability of the assisted sales channel by eliminating lower performing locations offset by an increase in Business as we have shifted marketing investment to attract these more profitable customers.

Engineering and Development

(in thousands, except percentages)	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2015	2014	Dollar Change	Percent Change	2015	2014	Dollar Change	Percent Change
Engineering and development	$6,864	$4,086	$2,778	68%	$13,469	$9,491	$3,978	42%

Three Months Ended June 30, 2015 compared to Three Months Ended June 30, 2014

Engineering and development. Engineering and development expense increased by $2,778, or 68%, due to incremental investment in new business products and services including the addition of Telesphere and Simple Signal.
Six Months Ended June 30, 2015 compared to Six Months Ended June 30, 2014

Engineering and development. Engineering and development expense increased by $3,978, or 42%, due to incremental investment in new business products and services including the addition of Telesphere and Simple Signal.

General and Administrative

(in thousands, except percentages)	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2015	2014	Dollar Change	Percent Change	2015	2014	Dollar Change	Percent Change
General and administrative	$27,162	$22,370	$4,792	21%	$50,396	$49,126	$1,270	3%

Three Months Ended June 30, 2015 compared to Three Months Ended June 30, 2014

General and administrative. General and administrative expense increased by $4,792, or 21%, primarily due to the addition of Telesphere and Simple Signal and incremental stock compensation of $1,900 partially offset by lower legal fees of $1,800.
Six Months Ended June 30, 2015 compared to Six Months Ended June 30, 2014

General and administrative. General and administrative expense increased by $1,270, or 3%, primarily due to the addition of Telesphere and Simple Signal and incremental stock compensation of $1,000, partially offset by the elimination of our international growth initiative to focus on our more profitable business customers of $2,500 and lower legal fees of $3,000.
Depreciation and Amortization

(in thousands, except percentages)	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2015	2014	Dollar Change	Percent Change	2015	2014	Dollar Change	Percent Change
Depreciation and amortization	$14,463	$12,445	$2,018	16%	$28,408	$24,771	$3,637	15%
Three Months Ended June 30, 2015 compared to Three Months Ended June 30, 2014

Depreciation and amortization. The increase in depreciation and amortization of $2,018, or 16%, was primarily due to the amortization of acquisition-related intangibles from the acquisition of Telesphere.
Six Months Ended June 30, 2015 compared to Six Months Ended June 30, 2014

Depreciation and amortization. The increase in depreciation and amortization of $3,637, or 15%, was primarily due to the amortization of acquisition-related intangibles from the acquisition of Telesphere.

Other Income (Expense)

(in thousands, except percentages)	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2015	2014	Dollar Change	Percent Change	2015	2014	Dollar Change	Percent Change
Interest income	$21	$31	$(10)	(32)%	$41	$122	$(81)	(66)%
Interest expense	(2,088)	(1,434)	(654)	(46)%	(4,023)	(3,511)	(512)	(15)%
Other income (expense), net	32	36	(4)	(11)%	(545)	23	(568)	—%
	$(2,035)	$(1,367)	$(668)		$(4,527)	$(3,366)	$(1,161)
Three Months Ended June 30, 2015 compared to Three Months Ended June 30, 2014
Interest expense. The increase in interest expense of $654, or 46%, was due mainly to additional funds we borrowed in connection with our refinancing in August 2014, the funds we borrowed from the 2014 Credit Facility in December 2014 in connection with the acquisition of Telesphere, and in April 2015 in connection with the acquisition of Simple Signal.
Six Months Ended June 30, 2015 compared to Six Months Ended June 30, 2014
Interest expense. The increase in interest expense of $512, or 15%, was due mainly to additional funds we borrowed in connection with our refinancing in August 2014, the funds we borrowed from the 2014 Credit Facility in December 2014 in connection with the acquisition of Telesphere, and in April 2015 in connection with the acquisition of Simple Signal.
Other income (expense), net. The increase in other expense of $568, was due mainly to realized loss on foreign currency.
Provision for Income Taxes

(in thousands, except percentages)	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2015	2014	Dollar Change	Percent Change	2015	2014	Dollar Change	Percent Change
Income tax expense	$(6,176)	$(5,261)	$(915)	(17)%	$(13,174)	$(9,379)	$(3,795)	(40)%
Effective tax rate	42.5%	43.3%			42.0%	43.1%
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
The effective tax rate is calculated by dividing income tax expense by income before income tax expense. The 2015 estimated annual effective tax rate is expected to approximate 43%, but may fluctuate each quarter due to our foreign operations and certain discrete period transactions. In 2015, our effective tax rate will be impacted by the effect of losses incurred in certain foreign jurisdictions for which we may not realize a tax benefit. The losses reduce our pre-tax income without a corresponding reduction in our tax expense, and therefore increase our effective tax rate.

Discontinued Operations Attributable to Vonage

(in thousands, except percentages)	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2015	2014	Dollar Change	Percent Change	2015	2014	Dollar Change	Percent Change
Loss from discontinued operations	$—	$(1,507)	$1,507	100%	$(1,615)	$(2,786)	$1,171	42%
Loss on disposal, net of taxes	$—	$—	$—	—%	$(824)	$—	$(824)	—%
Discontinued operations	$—	$(1,507)	$1,507		$(2,439)	$(2,786)	$347
Loss from discontinued operations attributable to noncontrolling interest	$—	$135	$(135)	(100)%	$59	$518	$(459)	(89)%
Loss from discontinued operations attributable to Vonage	$—	$(1,372)	$1,372	100%	$(2,380)	$(2,268)	$(112)	(5)%

Three Months Ended June 30, 2015 compared to Three Months Ended June 30, 2014

Discontinued operations attributable to Vonage. The 2014 loss from discontinued operations attributable to Vonage was for the operation loss from our discontinued Brazilian market.
Six Months Ended June 30, 2015 compared to Six Months Ended June 30, 2014

Discontinued operations attributable to Vonage. The loss from discontinued operations attributable to Vonage increased by $112, or 5%. The loss from 2015 was due to $500 of costs associated with the wind down of operations in the first quarter of 2015 related to contract terminations and severance-related expenses, a loss on disposal of $824 related to the write-off of the noncontrolling interest of $907, foreign currency loss on intercompany loan forgiveness of $783, and residual cumulative translation of $192, partially offset by a tax benefit of $1,058 and a lower portion of loss attributable to noncontolling interest due to a reduction in ownership percentage. The loss from 2014 was for the operation loss from our discontinued Brazilian market.

Liquidity and Capital Resources
Overview
The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2015	2014
	(in thousands)
Net cash provided by operating activities	$45,961	$33,469
Net cash used in investing activities	(37,135)	(9,132)
Net cash used in financing activities	(1,099)	(52,962)

For the six months ended June 30, 2015, we generated income from operations. We expect to continue to balance efforts to grow our revenue while consistently achieving operating profitability. To grow our revenue, we continue to make investments in growth initiatives, marketing, application development, network quality and expansion, and customer care. Although we believe we will achieve consistent profitability in the future, we ultimately may not be successful and we may not achieve consistent profitability. We believe that cash flow from operations and cash on hand will fund our operations for at least the next twelve months.

Acquisition of Simple Signal
Simple Signal was acquired on April 1, 2015 for $25,250, reduced by $198 of working capital shortfall as of the closing date and increased by $526 for the increase in value of the 1,111 shares of Vonage common stock from the signing date to the closing date, resulting in a total acquisition cost of $25,578. We financed the transaction by borrowing $20,000 from our credit facility.

Acquisition of Telesphere
Telesphere was acquired on December 15, 2014 for $114,000, adjusted for $676 of excess cash as of the closing date, a reduction for closing working capital of $105, and the decrease in value of the 6,825 shares of Vonage common stock from the signing date to the closing date of $241, resulting in a total acquisition cost of $114,330. We financed the transaction through $24,603 of cash (of which $3,610 was paid in January 2015) and $67,000 from our credit facility.

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

2015 Financing
On July 27, 2015, we entered into a credit agreement (the “2015 Credit Facility”) consisting of a $100,000 senior secured term loan and a $250,000 revolving credit facility. The co-borrowers under the 2015 Credit Facility are us and Vonage America Inc., our wholly owned subsidiary. Obligations under the 2015 Credit Facility are guaranteed, fully and unconditionally, by our other material United States subsidiaries and are secured by substantially all of the assets of each borrower and each guarantor. The lenders under the 2015 Credit Facility are JPMorgan Chase Bank, N.A., Citizens Bank, N.A., Silicon Valley Bank, SunTrust Bank, Fifth Third Bank, Keybank National Association, and MUFG Union Bank, N.A. JPMorgan Chase Bank, N.A., is a party to the 2015 Credit Agreement as Administrative Agent, Citizens Bank, N.A., as Syndication Agent, and Fifth Third Bank, MUFG Union Bank, N.A., Silicon Valley Bank and SunTrust Bank, as Documentation Agents. J.P. Morgan Securities LLC and Citizens Bank, N.A. acted as joint lead bookrunners, and J.P. Morgan Securities LLC, Citizens Bank, N.A., Fifth Third Bank, MUFG Union Bank, N.A., Silicon Valley Bank, and SunTrust Robinson Humphrey Inc. acted as joint lead arrangers.

2014 Financing
On August 13, 2014, we entered into a credit agreement (the “2014 Credit Facility”) consisting of a $100,000 senior secured term loan and a $125,000 revolving credit facility. The co-borrowers under the 2014 Credit Facility were us and Vonage America Inc., our wholly owned subsidiary. Obligations under the 2014 Credit Facility were guaranteed, fully and unconditionally, by our other United States material subsidiaries and were secured by substantially all of the assets of each borrower and each guarantor. The lenders under the 2014 Credit Facility were JPMorgan Chase Bank, N.A., Citizens Bank, N.A., Silicon Valley Bank, SunTrust Bank, Fifth Third Bank, Keybank National Association, and MUFG Union Bank, N.A. JPMorgan Chase Bank, N.A. was a party to the agreement as administrative agent, Citizens Bank, N.A. as syndication agent, and Silicon Valley Bank and SunTrust Bank as documentation agents. J.P. Morgan Securities LLC and Citizens Bank, N.A. acted as joint lead bookrunners, and J.P. Morgan Securities LLC, Citizens Bank, N.A., Silicon Valley Bank, and SunTrust Robinson Humphrey Inc. acted as joint lead arrangers.
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

2014 Credit Facility Terms
The following description summarizes the material terms of the 2014 Credit Facility:
The loans under the 2014 Credit Facility were scheduled to mature in August 2018. Principal amounts under the 2014 Credit Facility were repayable in quarterly installments of $5,000 per quarter for the senior secured term loan. The unused portion of our revolving credit facility incurred a 0.40% commitment fee.
Outstanding amounts under the 2014 Credit Facility, at our option, bore interest at:

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
The 2014 Credit Facility provided greater flexibility to us in funding acquisitions and restricted payments, such as stock buybacks, than the 2013 Credit Facility.
The 2014 Credit Facility was prepayable at our option at any time without premium or penalty. The 2014 Credit Facility was subject to mandatory prepayments in amounts equal to:

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
Subject to certain restrictions and exceptions, the 2014 Credit Facility permitted us to obtain one or more incremental term loans and/or revolving credit facilities in an aggregate principal amount of up to $60,000 plus an amount equal to repayments of the senior secured term loan upon providing documentation reasonably satisfactory to the administrative agent. The 2014 Credit Facility included customary representations and warranties and affirmative covenants of the borrowers. In addition, the 2014 Credit Facility contained customary negative covenants, including, among other things, restrictions on the ability of us and our subsidiaries to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, consummate acquisitions, make investments, and pay dividends and other distributions. We were also required to comply with the following financial covenants:

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

In addition, annual excess cash flow up to $8,000 increased permitted capital expenditures.
As of June 30, 2015, we were in compliance with all covenants, including financial covenants, for the 2014 Credit Facility.
The 2014 Credit Facility contained customary events of default that permitted acceleration of the debt. During the continuance of a payment default, interest would accrue at a default interest rate of 2% above the interest rate which would otherwise be applicable, in the case of loans, and at a rate equal to the rate applicable to base rate loans plus 2%, in the case of all other amounts.

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

State and Local Sales Taxes
We also have contingent liabilities for state and local sales taxes. As of June 30, 2015, we had a reserve of $3,840. If our ultimate liability exceeds this amount, it could affect our liquidity unfavorably. However, we do not believe it will significantly impair our liquidity.
Capital Expenditures
For the six months ended June 30, 2015, capital expenditures were primarily for the implementation of software solutions and purchase of network equipment as we continue to expand our network. Our capital expenditures for the six months ended June 30, 2015 were $10,502, of which $5,542 was for software acquisition and development. The majority of these expenditures are comprised of investments in information technology and systems infrastructure, including an electronic data warehouse, online customer service, and customer management platforms. For 2015, we believe our capital and software expenditures will be no greater than $30,000.
Operating Activities
Cash provided by operating activities increased to $45,961 for the six months ended June 30, 2015 compared to $33,469 for the six months ended June 30, 2014, primarily due to net income improvement and changes in working capital.
Changes in working capital requirements include changes in accounts receivable, inventory, prepaid and other assets, accounts payable, accrued and other liabilities, and deferred revenue and costs. Cash used for working capital requirements increased by $4,571 during the six months ended June 30, 2015 compared to the prior year period.
Investing Activities
Cash used in investing activities for the six months ended June 30, 2015 of $37,135 was mainly attributable to the acquisition of business of $25,252, the change in marketable securities of $2,379, capital expenditures of $4,960 and development of software assets of $5,542, offset by a decrease in restricted cash of $998 due to the return of part of the security deposit on our leased office property in Holmdel, New Jersey.
Cash used in investing activities for the six months ended June 30, 2014 of $9,132 was attributable to capital expenditures of $3,099 and development of software assets of $7,031, offset by a decrease in restricted cash of $998 due to the return of part of the security deposit on our leased office property in Holmdel, New Jersey.

Financing Activities
Cash used in financing activities for the six months ended June 30, 2015 of $1,099 was primarily attributable to $10,000 in 2014 Credit Facility principal payments, $1,616 in capital lease payments, and $13,760 in common stock repurchases, partially offset by $20,000 in net proceeds received from our 2014 Credit Facility and $4,277 in proceeds received from the exercise of stock options.
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
As of June 30, 2015, approximately $86,626 remained of our 2014 $100,000 repurchase program. The repurchase program expires on December 31, 2018 but may be suspended or discontinued at any time without notice.
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

As of June 30, 2015, if the interest rate on our variable rate debt changed by 1% on our 2014 Credit Facility, our annual debt service payment would change by approximately $800. As of June 30, 2015, if the interest rate on our variable rate debt changed by 1% on our 2014 Credit Facility, our annual debt service payment would change by approximately $870.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 2(a) and (b) are not applicable.
(c) Common stock repurchases (in thousands, except per share value):

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Program
April 1, 2015 - April 30, 2015	330	$4.93	330	$90,605
May 1, 2015 - May 31, 2015 (1)	335	$4.58	335	$89,070
June 1, 2015 - June 30, 2015 (2)	504	$4.85	504	$86,626
	1,169		1,169

(1) including 72 shares, or $332, of common stock repurchases settled in June 2015; excluding commission of $1.
(2) including 65 shares, or $321, of common stock repurchases settled in July 2015; excluding commission of $1.
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
During the three months ended June 30, 2015, we repurchased 1,169 shares of Vonage Holdings Corp. common stock for $5,605 using cash resources pursuant to the $100,000 repurchase program. The repurchases occurred in the open market and pursuant to a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934. As of June 30, 2015, approximately $86,626 remained of our $100,000 repurchase program.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
On July 27, 2015, Vonage Holdings Corp. (the “Company”) entered into a credit agreement (the “2015 Credit Facility”) consisting of a $100 million senior secured term loan and a $250 million revolving credit facility. The co-borrowers under the 2015 Credit Facility are the Company and Vonage America Inc., the Company’s wholly owned subsidiary. Obligations under the 2015 Credit Facility are guaranteed, fully and unconditionally, by the Company’s other United States material subsidiaries and are secured by substantially all of the assets of each borrower and each guarantor. The lenders under the 2015 Credit Facility are JPMorgan Chase Bank, N.A., Citizens Bank, N.A., Fifth Third Bank, MUFG Union Bank, N.A., Silicon Valley Bank, SunTrust Bank, Keybank National Association, Santander Bank, N.A., Capital One National Association, and First Niagara Bank, N.A. JPMorgan Chase Bank, N.A. is a party to the agreement as administrative agent, Citizens Bank, N.A. as syndication agent, and Fifth Third Bank, MUFG Union Bank, N.A., Silicon Valley Bank, SunTrust Bank as documentation agents. J.P. Morgan Securities LLC and Citizens Bank, N.A. acted as joint lead bookrunners, and J.P. Morgan Securities LLC, Citizens Bank, N.A., Fifth Third Bank, MUFG Union Bank, N.A., Silicon Valley Bank, and SunTrust Robinson Humphrey Inc. acted as joint lead arrangers.
Use of Proceeds
We used $167 million of the net available proceeds of the 2015 Credit Facility to retire all of the debt under that certain Credit Agreement, dated as of August 13, 2014, among the Company, Vonage America Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. Remaining proceeds from the senior secured term loan and the undrawn revolving credit facility under the 2015 Credit Facility will be used for general corporate purposes.
2015 Credit Facility Terms
The following description summarizes the material terms of the 2015 Credit Facility:
The loans under the 2015 Credit Facility mature in July 2019. Principal amounts under the 2015 Credit Facility are repayable in quarterly installments of $3.75 million for the senior secured term loan. The unused portion of our revolving credit facility incurs a 0.40% commitment fee. Such commitment fee will be reduced to 0.375% if our consolidated leverage ratio is greater than or equal to 0.75 to 1.00 and less than 1.50 to 1.00 and to 0.35% if our consolidated leverage ratio is less than 0.75 to 1.00.
Outstanding amounts under the 2015 Credit Facility, at our option, will bear interest at:

•
LIBOR (applicable to one-, two-, three-, six-, or twelve-month periods) plus an applicable margin equal to 2.50% if our consolidated leverage ratio is less than 0.75 to 1.00, 2.75% if our consolidated leverage ratio is greater than or equal to 0.75 to 1.00 and less than 1.50 to 1.00, and 3.00% if our consolidated leverage ratio is greater than or equal to 1.50 to 1.00, payable on the last day of each relevant interest period or, if the interest period is longer than three months, each day that is three months after the first day of the interest period, or

•
the base rate determined by reference to the highest of (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate from time to time plus 0.50%, and (c) the adjusted LIBO rate applicable to one month interest periods plus 1.00%, plus an applicable margin equal to 1.50% if our consolidated leverage ratio is less than 0.75 to 1.00, 1.75% if our consolidated leverage ratio is greater than or equal to 0.75 to 1.00 and less than 1.50 to 1.00, and 2.00% if our consolidated leverage ratio is greater than or equal to 1.50 to 1.00, payable on the last business day of each March, June, September, and December and the maturity date of the 2015 Credit Facility .

The 2015 Credit Facility provides greater flexibility to us in funding acquisitions and restricted payments, such as stock buybacks, than the 2014 Credit Facility.
We may prepay the 2015 Credit Facility at our option at any time without premium or penalty. The 2015 Credit Facility is subject to mandatory prepayments in amounts equal to:

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

Subject to certain restrictions and exceptions, the 2015 Credit Facility permits us to obtain one or more incremental term loans and/or revolving credit facilities in an aggregate principal amount of up to $90 million plus an amount equal to repayments of the senior secured term loan upon providing documentation reasonably satisfactory to the administrative agent. The 2015 Credit Facility includes customary representations and warranties and affirmative covenants of the borrowers. In addition, the 2015 Credit Facility contains customary negative covenants, including, among other things, restrictions on the ability of us and our subsidiaries to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, consummate acquisitions, make investments, and pay dividends and other distributions. We must also comply with the following financial covenants:

•
a consolidated leverage ratio of no greater than 2.25 to 1.00, with a limited step-up to 2.75 to 1.00 for a period of four consecutive quarters, in connection with an acquisition made during the first two years of the 2015 Credit Facility;

•	a consolidated fixed coverage charge ratio of no less than 1.75 to 1.00 subject to adjustment to exclude up to $80 million in specified restricted payments;

•	minimum cash of $25 million including the unused portion of the revolving credit facility; and

•
maximum capital expenditures not to exceed $55 million during any fiscal year, provided that the unused amount of any permitted capital expenditures in any fiscal year may be carried forward to the next following fiscal year.

In addition, annual excess cash flow increases permitted capital expenditures.
The 2015 Credit Facility contains customary events of default that may permit acceleration of the debt. During the continuance of a payment default, interest will accrue on overdue amounts at a default interest rate of 2% above the interest rate which would otherwise be applicable, in the case of loans, and at a rate equal to the rate applicable to base rate loans plus 2%, in the case of all other amounts.

Item 6.	Exhibits

10.1	Letter Agreement, dated April 2, 2015, between Vonage Holdings Corp. and Edward M. Gilvar (2)

10.2	Vonage Holdings Corp. 2015 Equity Incentive Plan. (3)

10.3
Amended and Restated Credit Agreement among Vonage America Inc., Vonage Holdings Corp., the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citizens Bank, N.A., as Syndication Agent, and Fifth Third Bank, MUFG Union Bank, N.A., Silicon Valley Bank and SunTrust Bank, as Documentation Agents. (1)

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

101
The following financial statements from Vonage Holdings Corp.’s Quarterly Report on Form 10-Q for the three months ended June 30, 2015, filed with the Securities and Exchange Commission on July 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Stockholders’ Deficit; and (vi) the Notes to Consolidated Financial Statements.

(1) Filed herewith.
(2) Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on May 7, 2015.
(3) Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 8-K (File No. 001-32887) filed on June 3, 2015.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VONAGE HOLDINGS CORP.

Dated:	July 30, 2015	By:	/s/ David T. Pearson
David T. Pearson Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

10.1	Letter Agreement, dated April 2, 2015, between Vonage Holdings Corp. and Edward M. Gilvar (2)

10.2	Vonage Holdings Corp. 2015 Equity Incentive Plan. (3)

10.3
Amended and Restated Credit Agreement among Vonage America Inc., Vonage Holdings Corp., the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citizens Bank, N.A., as Syndication Agent, and Fifth Third Bank, MUFG Union Bank, N.A., Silicon Valley Bank and SunTrust Bank, as Documentation Agents. (1)

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

101
The following financial statements from Vonage Holdings Corp.’s Quarterly Report on Form 10-Q for the three months ended June 30, 2015, filed with the Securities and Exchange Commission on July 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Stockholders’ Deficit; and (vi) the Notes to Consolidated Financial Statements.

(1) Filed herewith.
(2) Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on May 7, 2015.
(3) Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 8-K (File No. 001-32887) filed on June 3, 2015.