Form 10-Q
period 2015-09-30
VONAGE HOLDINGS CORP
filed 2015-11-04
CIK 1272830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	October 31, 2015
Common Stock, par value $0.001	213,564,220	shares

VONAGE HOLDINGS CORP.

Financial Information Presentation
For the financial information discussed in this Quarterly Report on Form 10-Q, other than per share and per line amounts, dollar amounts are presented in thousands, except where noted.

Part I – Financial Information

Item 1.	Financial Statements
VONAGE HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 30, 2015	December 31, 2014
Assets	(unaudited)	(revised) (1)
Assets
Current assets:
Cash and cash equivalents	$59,777	$40,797
Marketable securities	9,537	7,162
Accounts receivable, net of allowance of $945 and $607, respectively	22,669	17,832
Inventory, net of allowance of $198 and $181, respectively	7,828	10,081
Deferred customer acquisition costs, current	4,112	4,854
Deferred tax assets, current	21,849	21,849
Prepaid expenses and other current assets	18,363	12,665
Total current assets	144,135	115,240
Property and equipment, net	48,063	49,630
Goodwill	250,702	142,544
Software, net	17,531	18,624
Deferred customer acquisition costs, non-current	137	87
Debt related costs, net	2,196	1,183
Restricted cash	2,588	3,405
Intangible assets, net	108,716	110,832
Deferred tax assets, non-current	212,293	225,167
Other assets	9,300	7,748
Total assets	$795,661	$674,460
Liabilities and Stockholders’ Equity
Liabilities
Current liabilities:
Accounts payable	$37,944	$42,564
Accrued expenses	86,564	84,322
Deferred revenue, current portion	34,330	35,570
Current maturities of capital lease obligations	4,311	3,365
Current portion of notes payables	15,000	20,000
Total current liabilities	178,149	185,821
Indebtedness under revolving credit facility	149,000	67,000
Notes payable, net of debt related costs and current portion	80,031	69,032
Deferred revenue, net of current portion	791	855
Capital lease obligations, net of current maturities	4,484	6,836
Other liabilities, net of current portion in accrued expenses	4,809	1,419
Total liabilities	417,264	330,963
Commitments and Contingencies	—	—
Stockholders’ Equity
Common stock, par value $0.001 per share; 596,950 shares authorized at September 30, 2015 and December 31, 2014; 267,823 and 262,423 shares issued at September 30, 2015 and December 31, 2014, respectively; 213,439 and 211,994 shares outstanding at September 30, 2015 and December 31, 2014, respectively	269	264
Additional paid-in capital	1,216,326	1,184,662
Accumulated deficit	(658,426)	(677,675)
Treasury stock, at cost, 54,384 shares at September 30, 2015 and 50,429 shares at December 31, 2014	(177,979)	(159,775)
Accumulated other comprehensive loss	(1,793)	(3,131)
Noncontrolling interest	—	(848)
Total stockholders’ equity	378,397	343,497
Total liabilities and stockholders’ equity	$795,661	$674,460
(1) See Note 4 Long-Term Debt and Revolving Credit Facility and Note 9 Acquisition of Business.

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Total revenues	$223,360	$214,710	$664,948	$654,321

Operating Expenses:
Cost of service (excluding depreciation and amortization of $6,415 and $4,704, $18,144, and $14,956, respectively)	67,193	56,475	193,255	174,837
Cost of goods sold	8,206	9,205	25,613	28,394
Sales and marketing	88,028	93,000	257,977	286,553
Engineering and development	6,830	4,992	20,299	14,483
General and administrative	28,860	24,160	79,256	73,286
Depreciation and amortization	15,446	12,275	43,854	37,046
	214,563	200,107	620,254	614,599
Income from operations	8,797	14,603	44,694	39,722
Other Income (Expense):
Interest income	24	37	65	159
Interest expense	(2,222)	(1,680)	(6,245)	(5,191)
Other income (expense), net	(50)	(2)	(595)	21
	(2,248)	(1,645)	(6,775)	(5,011)
Income from continuing operations before income tax expense	6,549	12,958	37,919	34,711
Income tax expense	(3,116)	(5,631)	(16,290)	(15,010)
Income from continuing operations	3,433	7,327	21,629	19,701
Loss from discontinued operations	—	(2,962)	(1,615)	(5,748)
Loss on disposal, net of taxes	—	—	(824)	—
Discontinued operations	—	(2,962)	(2,439)	(5,748)
Net income	3,433	4,365	19,190	13,953
Plus: Net loss from discontinued operations attributable to noncontrolling interest	—	191	59	709
Net income attributable to Vonage	$3,433	$4,556	$19,249	$14,662
Net income per common share - continuing operations:
Basic	$0.02	$0.04	$0.10	$0.09
Diluted	$0.02	$0.03	$0.10	$0.09
Net loss per common share - discontinued operations attributable to Vonage:
Basic	$—	$(0.01)	$(0.01)	$(0.02)
Diluted	$—	$(0.01)	$(0.01)	$(0.02)
Net income attributable to Vonage per common share:
Basic	$0.02	$0.02	$0.09	$0.07
Diluted	$0.02	$0.02	$0.09	$0.07
Weighted-average common shares outstanding:
Basic	213,291	208,580	212,907	210,714
Diluted	225,182	217,176	222,820	220,923
The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$3,433	$4,365	$19,190	$13,953
Other comprehensive income (loss):
Foreign currency translation adjustment	56	(1,643)	369	(2,732)
Discontinued operations cumulative translation adjustment	—	—	974	—
Unrealized loss on available-for-sale securities	1	(6)	(5)	(6)
Total other comprehensive income (loss)	57	(1,649)	1,338	(2,738)
Comprehensive income	3,490	2,716	20,528	11,215
Comprehensive loss attributable to noncontrolling interest:
Comprehensive loss	—	191	59	709
Comprehensive loss from discontinued operations	—	(38)	—	(7)
Total comprehensive loss attributable to non-controlling interest	—	153	59	702
Comprehensive income attributable to Vonage	$3,490	$2,869	$20,587	$11,917

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income	$19,190	$13,953
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization and impairment charges	26,222	24,350
Amortization of intangibles	17,823	12,793
Deferred tax expense	13,478	13,454
Loss on foreign currency	1,358	—
Allowance for doubtful accounts	(8)	(183)
Allowance for obsolete inventory	1,362	306
Amortization of debt related costs	743	820
Share-based expense	20,081	16,899
Non-controlling interest	907	—
Changes in operating assets and liabilities:
Accounts receivable	(1,991)	(2,237)
Inventory	1,076	2,559
Prepaid expenses and other current assets	(4,567)	256
Deferred customer acquisition costs	677	742
Other assets	(1,357)	(6,056)
Accounts payable	(8,700)	(6,658)
Accrued expenses	(1,492)	(8,793)
Deferred revenue	(2,066)	(1,020)
Other liabilities	890	48
Net cash provided by operating activities	83,626	61,233
Cash flows from investing activities:
Capital expenditures	(9,578)	(7,236)
Purchase of intangible assets	(2,500)	—
Purchase of marketable securities	(7,255)	(4,628)
Maturities and sales of marketable securities	4,875	—
Acquisition and development of software assets	(7,932)	(9,969)
Acquisition of businesses, net of cash acquired	(116,890)	—
Decrease in restricted cash	997	996
Net cash used in investing activities	(138,283)	(20,837)
Cash flows from financing activities:
Principal payments on capital lease obligations	(2,515)	(2,118)
Principal payments on notes and revolving credit facility	(13,750)	(36,666)
Proceeds received from draw down of revolving credit facility and issuance of notes payable	102,000	10,000
Debt related costs	(2,007)	(1,910)
Common stock repurchases	(15,911)	(36,747)
Proceeds from exercise of stock options	6,010	4,262
Net cash provided by (used in) financing activities	73,827	(63,179)
Effect of exchange rate changes on cash	(190)	(2,512)
Net change in cash and cash equivalents	18,980	(25,295)
Cash and cash equivalents, beginning of period	40,797	84,663
Cash and cash equivalents, end of period	$59,777	$59,368
Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$5,426	$3,987
Income taxes	$2,104	$1,871
Non-cash transactions during the periods for:
Common stock repurchases	$—	$635
Issuance of Common Stock in connection with acquisition of business	$5,578	$—
Purchase of intangible assets	$5,000	$—

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-controlling interest	Total
Balance at December 31, 2014	$264	$1,184,662	$(677,675)	$(159,775)	$(3,131)	$(848)	$343,497
Stock option exercises	4	6,006					6,010
Share-based expense		20,081					20,081
Share-based award activity				(2,954)			(2,954)
Common stock repurchases				(15,250)			(15,250)
Acquisition of business	1	5,577					5,578
Foreign currency translation adjustment					1,343		1,343
Unrealized loss on available-for-sale securities					(5)		(5)
Net income			19,249			848	20,097
Balance at September 30, 2015	$269	$1,216,326	$(658,426)	$(177,979)	$(1,793)	$—	$378,397

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 1.    Basis of Presentation and Significant Accounting Policies
Nature of Operations
Vonage Holdings Corp. (“Vonage”, “Company”, “we”, “our”, “us”) is incorporated as a Delaware corporation. We are a leading provider of communications services connecting people through cloud-connected devices worldwide. Customers in the United States represented 93% of our combined subscriber lines and seats at September 30, 2015, with the balance in Canada and the United Kingdom.
Unaudited Interim Financial Information
The accompanying unaudited interim consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations, cash flows, and statement of stockholders’ equity for the periods presented. The results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year.
These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on February 13, 2015.
Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of Vonage and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. We also consolidate a majority-owned entity in Brazil where we had the ability to exercise controlling influence. The ownership interest of the noncontrolling party is presented as noncontrolling interest. On March 31, 2015, the Company completed its previously announced exit from the Brazilian market for consumer telephony services and the associated wind down of its joint venture operations in the country. The results of Brazilian operations are presented as discontinued operations for all periods presented. The results of companies acquired or disposed of are included in the consolidated financial statements from the effective date of the acquisition or up to the date of disposal.
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

Revenue Recognition
Operating revenues consist of services revenue and customer equipment (which enables our services) and shipping revenue. The point in time at which revenues are recognized is determined in accordance with Securities and Exchange Commission Staff

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Accounting Bulletin No. 104, Revenue Recognition, and Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition.
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
Engineering and Development Expenses
Engineering and development expenses primarily include personnel and related costs for developers responsible for new products, and software engineers maintaining and enhancing existing products. These costs have been reclassified from selling, general and administrative expenses. Research and development costs related to new product development included in engineering and development were $4,706 and $3,353 for three months ended September 30, 2015 and 2014 and $13,405 and $9,504 for the nine months ended September 30, 2015 and 2014, respectively.
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
General and Administrative Expenses
General and administrative expenses primarily relate to our executive, finance, human resources, legal, and information technology organizations. General and administrative expenses primarily consist of personnel costs, stock compensation, board of directors' costs, professional fees for legal, accounting, tax, compliance and information systems, travel, recruiting expense and, rent and related expenses.
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
Goodwill
Goodwill acquired in the acquisition of a business is accounted for based upon the excess fair value of consideration transferred over the fair value of net assets acquired in the business combination. Goodwill is tested for impairment on an annual basis on October 1st and, when specific circumstances dictate, between annual tests. When impaired, the carrying value of goodwill is written down to fair value. The goodwill impairment test involves evaluating qualitative information to determine if it is more than 50% likely that the fair value of a reporting unit is less than its carrying value. If such a determination is made, then the traditional two-step goodwill impairment test described below must be applied. The first step, identifying a potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. The second step, measuring the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Any excess of the reporting unit goodwill carrying value over the respective implied fair value is recognized as an impairment loss. There was no impairment of goodwill for the three and nine months ended September 30, 2015.
Intangible Assets
Intangible assets acquired in the settlement of litigation or by direct purchase are accounted for based upon the fair value of assets received.

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Purchased-intangible assets are accounted for based upon the fair value of assets received. Purchased-intangible assets are amortized on a straight-line or accelerated basis over the periods of benefit, ranging from two to ten years. We perform a review of purchased-intangible assets whenever events or changes in circumstances indicate that the useful life is shorter than we had originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, we assess the recoverability of purchased-intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life of the asset is shorter than originally estimated, we accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. There was no impairment of purchased-intangible assets identified for the three and nine months ended September 30, 2015.
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
Debt Related Costs
Costs incurred in raising debt are deferred and amortized as interest expense using the effective interest method over the life of the debt. A portion of these costs are netted against the underlying notes payable in accordance with ASU 2015-15, "Interest-Imputation of Interest".
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
Income Taxes
We recognize deferred tax assets and liabilities at enacted income tax rates for the temporary differences between the financial reporting bases and the tax bases of our assets and liabilities. Any effects of changes in income tax rates or tax laws are included in the provision for income taxes in the period of enactment. Our net deferred tax assets primarily consist of net operating loss carry forwards (“NOLs”). We are required to record a valuation allowance against our net deferred tax assets if we conclude that it is more likely than not that taxable income generated in the future will be insufficient to utilize the future income tax benefit from our net deferred tax assets (namely, the NOLs) prior to expiration. We periodically review this conclusion, which requires significant management judgment. If we are able to conclude in a future period that a future income tax benefit from our net

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

deferred tax assets has a greater than 50 percent likelihood of being realized, we are required in that period to reduce the related valuation allowance with a corresponding decrease in income tax expense. This would result in a non-cash benefit to our net income in the period of the determination. In the fourth quarter of 2011, we released $325,601 of valuation allowance. We periodically review this conclusion, which requires significant management judgment. In the future, if available evidence changes our conclusion that it is more likely than not that we will utilize our net deferred tax assets prior to their expiration, we will make an adjustment to the related valuation allowance and income tax expense at that time. In subsequent periods, we would expect to recognize income tax expense equal to our pre-tax income multiplied by our effective income tax rate, an expense that was not recognized prior to the reduction of the valuation allowance. Our effective rate may differ from the federal statutory rate due, in part, to our foreign operations and certain discrete period items. The 2015 estimated annual effective tax rate is expected to approximate 44%, but may fluctuate due to the timing of other discrete period transactions.
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
The following table presents the assets that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Level 1 Assets
Money market fund (1)	$428	$2,786
Level 2 Assets
Available-for-sale securities (2)	$9,537	$7,162

(1) Included in cash and cash equivalents on our consolidated balance sheet.
(2) Included in marketable securities on our consolidated balance sheet.
Fair Value of Other Financial Instruments
The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, approximate fair value because of their short maturities. The carrying amounts of our capital leases approximate fair value of these obligations based upon management’s best estimates of interest rates that would be available for similar debt obligations at September 30, 2015 and December 31, 2014. We believe the fair value of our debt at September 30, 2015 was approximately the same as its carrying amount as market conditions, including available interest rates, credit spread relative to our credit rating, and illiquidity, remain relatively unchanged from the issuance date of our debt on July 27, 2015 for a similar debt instrument.
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
The following table sets forth the computation for basic and diluted net income per share for the three months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator
Income from continuing operations	$3,433	$7,327	$21,629	$19,701

Discontinued operations	—	(2,962)	$(2,439)	$(5,748)
Plus: Net loss from discontinued operations attributable to noncontrolling interest	$—	$191	$59	$709
Loss from discontinued operations attributable to Vonage	$—	$(2,771)	$(2,380)	$(5,039)

Net income attributable to Vonage	$3,433	$4,556	$19,249	$14,662
Denominator
Basic weighted average common shares outstanding	213,291	208,580	212,907	210,714
Dilutive effect of stock options and restricted stock units	11,891	8,596	9,913	10,209
Diluted weighted average common shares outstanding	225,182	217,176	222,820	220,923
Basic net income per share
Basic net income per share-from continuing operations	$0.02	$0.04	$0.10	$0.09
Basic net loss per share-from discontinued operations attributable to Vonage	$—	$(0.01)	$(0.01)	$(0.02)
Basic net income per share-net income attributable to Vonage	$0.02	$0.02	$0.09	$0.07
Diluted net income per share
Diluted net income per share-from continuing operations	$0.02	$0.03	$0.10	$0.09
Diluted net loss per share-from discontinued operations attributable to Vonage	$—	$(0.01)	$(0.01)	$(0.02)
Diluted net income per share-net income attributable to Vonage	$0.02	$0.02	$0.09	$0.07

For the three months ended September 30, 2015 and 2014, the following were excluded from the calculation of diluted earnings per common share because of their anti-dilutive effects:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Restricted stock units	6,616	5,318	7,171	5,014
Stock options	13,362	22,932	14,785	21,623
	19,978	28,250	21,956	26,637
Comprehensive Income (Loss)
Comprehensive income consists of net income (loss) and other comprehensive items. Other comprehensive items include foreign currency translation adjustments and unrealized gains (losses) on available for sale securities.

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Recent Accounting Pronouncements
In September 2015, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments". This ASU simplifies the accounting for adjustments made to provisional amounts recognized in a business combination and eliminates the requirement to retrospectively account for those adjustments. This ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. This ASU should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this ASU with earlier application permitted for financial statements that have not been issued. We are currently evaluating the impact of adopting ASU 2015-16 on our consolidated financial statements and related disclosures.
In August 2015, FASB issued ASU 2015-15, "Interest-Imputation of Interest". This ASU provides guidance not addressed in ASU 2015-03 related to the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. The SEC staff stated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We adopted this ASU along with the adoption of ASU 2015-03 in the third quarter of 2015 and restated the prior periods presentation. The adoption of ASU 2015-15 does not have a material impact on our consolidated financial statements and related disclosures.
In July 2015, FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory". This ASU applies to inventory that is measured using first-in, first-out ("FIFO") or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predicable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, first-out ("LIFO") or the retail inventory. This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption on permitted at the beginning of an interim and annual reporting period. We are currently evaluating the impact of adopting ASU 2015-11 on our consolidated financial statements and related disclosures.
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
In April 2015, FASB issued ASU 2015-03, "Interest-Imputation of Interest". This ASU requires that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability, consistent with the presentation of debt discounts. Prior to the amendments, debt issuance costs were presented as a deferred charge (i.e., an asset) on the balance sheet. This ASU is effective for annual reporting periods beginning after December 15, 2015 and interim periods within fiscal years beginning after December 15, 2016. The amendments must be applied retrospectively. All entities have the option of adopting the new requirements as of an earlier date for financial statements that have not been previously issued. Applicable disclosures for a change in an accounting principle are required in the year of adoption, including interim periods. We adopted this ASU in the third quarter of 2015 and conformed the prior period presentation. The adoption of ASU 2015-03 does not have a material impact on our consolidated financial statements and related disclosures.
In May 2014, FASB issued ASU 2014-09, "Revenue from Contracts with Customers". This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14 deferring the effective date to annual and interim periods beginning on or after December 15, 2017, and early adoption will be permitted, but not earlier than the original effective date of annual and interim periods beginning on or after December 15, 2016, for public entities. We will adopt this ASU when effective. Companies may use either a full retrospective or modified retrospective approach to adopt this ASU and our management is currently evaluating which transition approach to use. We are currently evaluating the impact of adopting ASU 2014-09 on our consolidated financial statements and related disclosures.
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
Certain reclassifications have been made to prior year's balance sheet in order to conform to the current year's presentation due to the adoption of ASU 2015-03 and ASU 2015-15 in the third quarter of 2015. The reclassifications had no impact on net earnings previously reported.

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 2.    Supplemental Balance Sheet Account Information
Prepaid expenses and other current assets

	September 30, 2015	December 31, 2014
Nontrade receivables	$2,288	$2,511
Services	8,991	7,415
Telecommunications	2,876	459
Insurance	1,467	803
Marketing	1,839	519
Other prepaids	902	958
Prepaid expenses and other current assets	$18,363	$12,665

Property and equipment, net

	September 30, 2015	December 31, 2014
Building (under capital lease)	$25,709	$25,709
Network equipment and computer hardware	83,850	73,599
Leasehold improvements	49,575	48,574
Customer premise equipment	5,819	3,220
Furniture	2,259	1,914
Vehicles	219	195
	167,431	153,211
Less: accumulated depreciation and amortization	(119,368)	(103,581)
Property and equipment, net	$48,063	$49,630

Customer premise equipment, net

	September 30, 2015	December 31, 2014
Customer premise equipment	$5,819	$3,220
Less: accumulated depreciation	(1,476)	(74)
Customer premise equipment, net	$4,343	$3,146

Software, net

	September 30, 2015	December 31, 2014
Purchased	$61,011	$55,636
Licensed	909	909
Internally developed	36,088	36,088
	98,008	92,633
Less: accumulated amortization	(80,477)	(74,009)
Software, net	$17,531	$18,624

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Debt related costs, net

	September 30, 2015	December 31, 2014
Debt related costs related to Revolving Credit Facility	$5,044	$3,640
Less: accumulated amortization	(2,848)	(2,457)
Debt related costs, net	$2,196	$1,183

Restricted cash

	September 30, 2015	December 31, 2014
Letter of credit-lease deposits	$2,497	$3,311
Cash reserves	91	94
Restricted cash	$2,588	$3,405

Intangible assets, net

	September 30, 2015	December 31, 2014
Customer relationships	$54,889	$49,799
Developed technology	75,694	72,900
Patents and patent licenses	20,264	12,764
Trademarks	560	560
Trade names	520	500
Non-compete agreements	3,029	2,726
Intangible assets, gross	154,956	139,249

Customer relationships	(17,266)	(10,185)
Developed technology	(15,871)	(7,108)
Patents and patent licenses	(11,484)	(10,426)
Trademarks	(526)	(472)
Trade names	(193)	(113)
Non-compete agreements	(900)	(113)
Less: accumulated amortization	(46,240)	(28,417)

Customer relationships	37,623	39,614
Developed technology	59,823	65,792
Patents and patent licenses	8,780	2,338
Trademarks	34	88
Trade names	327	387
Non-compete agreements	2,129	2,613
Intangible assets, net	$108,716	$110,832

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Other assets

	September 30, 2015	December 31, 2014
Long term non-trade receivable	6,623	6,623
Others	2,677	1,125
Other assets	$9,300	$7,748

Accrued expenses

	September 30, 2015	December 31, 2014
Compensation and related taxes and temporary labor	$29,216	$25,555
Marketing	19,605	17,871
Taxes and fees	14,715	17,300
Litigation and settlements	35	23
Telecommunications	8,120	8,134
Other accruals	8,864	9,771
Customer credits	1,786	1,883
Professional fees	2,820	2,178
Accrued interest	117	133
Inventory	1,081	1,267
Credit card fees	205	207
Accrued expenses	$86,564	$84,322

Accumulated other comprehensive loss

	September 30, 2015	December 31, 2014
Foreign currency translation adjustment	(1,788)	(3,123)
Unrealized loss on available-for sale securities	(5)	(8)
Accumulated other comprehensive loss	$(1,793)	$(3,131)

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 3.    Supplemental Income Statement Account Information
Amounts included in revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
USF fees	$19,278	$16,785	$56,821	$53,817
Disconnect fees, net of credits and bad debt	$88	$144	$450	$401
Initial activation fees	$184	$252	$592	$839
Customer equipment rental	$945	$—	$2,627	$—
Customer equipment fees	$1,635	$75	$4,159	$660
Equipment recovery fees	$24	$19	$56	$58
Shipping and handling fees	$638	$765	$1,862	$1,689

Amount included in cost of services

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
USF costs	$19,288	$16,785	$56,831	$53,874

Amount included in cost of goods sold

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Shipping and handling cost	$1,382	$1,482	$3,941	$4,619

Amount included in sales and marketing

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Advertising costs	$24,999	$36,808	$79,827	$108,829

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Amounts included in general and administrative expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Acquisition related transaction costs	$1,854	$—	$2,514	$20
Acquisition related integration costs	$—	$2	$25	$100

Depreciation and amortization expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Network equipment and computer hardware	$3,144	$3,363	$9,092	$10,574
Software	3,227	2,985	9,559	8,507
Capital leases	550	550	1,650	1,650
Other leasehold improvements	1,345	1,083	3,836	3,237
Customer premise equipment	578	—	1,543	—
Furniture	107	36	299	105
Vehicles	18	8	51	15
Patents	436	368	1,058	1,449
Trademarks	18	18	54	54
Customer relationships	2,626	2,136	7,083	6,404
Acquired technology	3,044	1,574	8,761	4,722
Trade names	30	50	80	150
Non-compete agreements	323	4	787	12
	15,446	12,175	43,853	36,879
Property and equipment impairments	—	99	1	101
Software impairments	—	1	—	66
Depreciation and amortization expense	$15,446	$12,275	$43,854	$37,046

Amount included in interest expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Debt related costs amortization	$279	$276	$743	$820

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Amount included in other income (expense), net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net loss resulting from foreign exchange transactions	$(59)	$(1)	$(613)	$21

Note 4.    Long-Term Note and Revolving Credit Facility
A schedule of long-term note and revolving credit facility at September 30, 2015 and December 31, 2014 is as follows:

	September 30, 2015	December 31, 2014
2.875-3.375% Term note - due 2018, net of debt related costs (1)	$—	$69,032
2.875-3.375% Revolving credit facility - due 2018	—	67,000
2.50-3.00% Term note - due 2019, net of debt related costs	80,031	—
2.50-3.00% Revolving credit facility - due 2019	149,000	—
Total Long-term note and revolving credit facility	$229,031	$136,032
 (1) Restated due to the adoption of ASU2015-03 and ASU 2015-15 in the third quarter of 2015.

At September 30, 2015, future payments under term note obligations over each of the next five years and thereafter were as follows:

Credit Facility
2015	$3,750
2016	15,000
2017	15,000
2018	15,000
2019	47,500
Minimum future payments of principal	96,250
Less: unamortized debt related costs	1,219
current portion	15,000
Long-term portion	$80,031

Acquisition of iCore Networks, Inc.

On August 31, 2015, we completed our acquisition of iCore Networks, Inc. ("iCore"). We financed the acquisition with $82,000 from our 2015 revolving credit facility, as described further below.

2015 Financing
On July 27, 2015, we entered into a credit agreement (the “2015 Credit Facility”) consisting of a $100,000 term note and a $250,000 revolving credit facility. The co-borrowers under the 2015 Credit Facility are the Company and Vonage America Inc., the Company’s wholly owned subsidiary. Obligations under the 2015 Credit Facility are guaranteed, fully and unconditionally, by the Company’s other United States material subsidiaries and are secured by substantially all of the assets of each borrower and each guarantor. The lenders under the 2015 Credit Facility are JPMorgan Chase Bank, N.A., Citizens Bank, N.A., Fifth Third Bank, MUFG Union Bank, N.A., Silicon Valley Bank, SunTrust Bank, Keybank National Association, Santander Bank, N.A., Capital One National Association, and First Niagara Bank, N.A. JPMorgan Chase Bank, N.A. is a party to the agreement as administrative agent, Citizens Bank, N.A. as syndication agent, and Fifth Third Bank, MUFG Union Bank, N.A., Silicon Valley

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Bank, and SunTrust Bank as documentation agents. J.P. Morgan Securities LLC and Citizens Bank, N.A. acted as joint lead bookrunners, and J.P. Morgan Securities LLC, Citizens Bank, N.A., Fifth Third Bank, MUFG Union Bank, N.A., Silicon Valley Bank, and SunTrust Robinson Humphrey Inc. acted as joint lead arrangers.
Use of Proceeds
We used $167,000 of the net available proceeds of the 2015 Credit Facility to retire all of the debt under our 2014 Credit Facility. Remaining proceeds from the term note and the undrawn revolving credit facility under the 2015 Credit Facility will be used for general corporate purposes. We also incurred fees of $2,007 in connection with the 2015 Credit Facility, of which $602 was allocated to the term note and $1,405 was allocated to the revolving credit facility. The unamortized fees of $1,628 in connection with the 2014 Credit Facility were allocated as follows: $733 to the term note and $895 to the revolving credit facility. In adopting ASU 2015-03, fees allocated to the term note were reported in the balance sheet as a direct deduction from the face amount of the liability and in adopting ASU ASU 2015-15, fees allocated to the revolving credit facility were reported in the balance sheet as as asset. These fees are amortized to interest expenses over the life of the debt using the effective interest method for the term note and straight line method for the revolving credit facility.
2015 Credit Facility Terms
The following description summarizes the material terms of the 2015 Credit Facility:
The loans under the 2015 Credit Facility mature in July 2019. Principal amounts under the 2015 Credit Facility are repayable in quarterly installments of $3,750 for the term note. The unused portion of our revolving credit facility incurs a 0.40% commitment fee. Such commitment fee will be reduced to 0.375% if our consolidated leverage ratio is greater than or equal to 0.75 to 1.00 and less than 1.50 to 1.00 and to 0.35% if our consolidated leverage ratio is less than 0.75 to 1.00.
Outstanding amounts under the 2015 Credit Facility, at our option, will bear interest at:

•
LIBOR (applicable to one-, two-, three-, six-, or twelve-month periods) plus an applicable margin equal to 2.50% if our consolidated leverage ratio is less than 0.75 to 1.00, 2.75% if our consolidated leverage ratio is greater than or equal to 0.75 to 1.00 and less than 1.50 to 1.00, and 3.00% if our consolidated leverage ratio is greater than or equal to 1.50 to 1.00, payable on the last day of each relevant interest period or, if the interest period is longer than three months, each day that is three months after the first day of the interest period, or

•
the base rate determined by reference to the highest of (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate from time to time plus 0.50%, and (c) the adjusted LIBO rate applicable to one month interest periods plus 1.00%, plus an applicable margin equal to 1.50% if our consolidated leverage ratio is less than 0.75 to 1.00, 1.75% if our consolidated leverage ratio is greater than or equal to 0.75 to 1.00 and less than 1.50 to 1.00, and 2.00% if our consolidated leverage ratio is greater than or equal to 1.50 to 1.00, payable on the last business day of each March, June, September, and December and the maturity date of the 2015 Credit Facility.

The 2015 Credit Facility provides greater flexibility to us in funding acquisitions and restricted payments, such as stock buybacks, than did the 2014 Credit Facility.
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
Subject to certain restrictions and exceptions, the 2015 Credit Facility permits us to obtain one or more incremental term notes and/or revolving credit facilities in an aggregate principal amount of up to $90,000 plus an amount equal to repayments of the term note upon providing documentation reasonably satisfactory to the administrative agent. The 2015 Credit Facility includes customary representations and warranties and affirmative covenants of the borrowers. In addition, the 2015 Credit Facility contains customary negative covenants, including, among other things, restrictions on the ability of us and our subsidiaries to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, consummate acquisitions, make investments, and pay dividends and other distributions. We must also comply with the following financial covenants:

•
a consolidated leverage ratio of no greater than 2.25 to 1.00, with a limited step-up to 2.75 to 1.00 for a period of four consecutive quarters, in connection with an acquisition made during the first two years of the 2015 Credit Facility;

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

•	a consolidated fixed coverage charge ratio of no less than 1.75 to 1.00 subject to adjustment to exclude up to $80,000 million in specified restricted payments;

•	minimum cash of $25,000 including the unused portion of the revolving credit facility; and

•
maximum capital expenditures not to exceed $55,000 during any fiscal year, provided that the unused amount of any permitted capital expenditures in any fiscal year may be carried forward to the next following fiscal year.

In addition, annual excess cash flow increases permitted capital expenditures.
As of September 30, 2015, we were in compliance with all covenants, including financial covenants, for the 2015 Credit Facility.
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

Acquisition of Simple Signal

In connection with our acquisition of Simple Signal on April 1, 2015, we financed the transaction with $20,000 from our 2014 revolving credit facility.

2014 Financing
On August 13, 2014, we entered into a credit agreement (the “2014 Credit Facility”) consisting of a $100,000 term note and a $125,000 revolving credit facility. The co-borrowers under the 2014 Credit Facility were us and Vonage America Inc., our wholly owned subsidiary. Obligations under the 2014 Credit Facility were guaranteed, fully and unconditionally, by our other material United States subsidiaries and were secured by substantially all of the assets of each borrower and each guarantor. The lenders under the 2014 Credit Facility were JPMorgan Chase Bank, N.A., Citizens Bank, N.A., Silicon Valley Bank, SunTrust Bank, Fifth Third Bank, Keybank National Association, and MUFG Union Bank, N.A. JPMorgan Chase Bank, N.A. was a party to the agreement as administrative agent, Citizens Bank, N.A. as syndication agent, and Silicon Valley Bank and SunTrust Bank as documentation agents. J.P. Morgan Securities LLC and Citizens Bank, N.A. acted as joint lead bookrunners, and J.P. Morgan Securities LLC, Citizens Bank, N.A., Silicon Valley Bank, and SunTrust Robinson Humphrey Inc. acted as joint lead arrangers.
Use of Proceeds
We used $90,000 of the net available proceeds of the 2014 Credit Facility to retire all of the debt under our 2013 Credit Facility. Remaining proceeds from the term note and the undrawn revolving credit facility under the 2014 Credit Facility was available for general corporate purposes. We also incurred $1,910 of fees in connection with the 2014 Credit Facility, which was amortized, along with the unamortized fees of $668 in connection with the 2013 Credit Facility, to interest expense over the life of the debt using the effective interest method.

2014 Credit Facility Terms
The following description summarizes the material terms of the 2014 Credit Facility:
The loans under the 2014 Credit Facility were scheduled to mature in August 2018. Principal amounts under the 2014 Credit Facility were repayable in quarterly installments of $5,000 per quarter for the term note. The unused portion of our revolving credit facility incurred a 0.40% commitment fee.
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
Subject to certain restrictions and exceptions, the 2014 Credit Facility permitted us to obtain one or more incremental term notes and/or revolving credit facilities in an aggregate principal amount of up to $60,000 plus an amount equal to repayments of the term note upon providing documentation reasonably satisfactory to the administrative agent. The 2014 Credit Facility included customary representations and warranties and affirmative covenants of the borrowers. In addition, the 2014 Credit Facility contained customary negative covenants, including, among other things, restrictions on the ability of us and our subsidiaries to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, consummate acquisitions, make investments, and pay dividends and other distributions. We were also required to comply with the following financial covenants:

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
2013 Financing
On February 11, 2013, we entered into Amendment No. 1 to the 2011 Credit Agreement (as further amended by Amendment No. 2 to our 2011 Credit Facility, the "2013 Credit Facility"). The 2013 Credit Facility consisted of a $70,000 term note and a $75,000 revolving credit facility. The co-borrowers under the 2013 Credit Facility were our wholly owned subsidiary, Vonage America Inc., and us. Obligations under the 2013 Credit Facility were guaranteed, fully and unconditionally, by our other United States subsidiaries and were secured by substantially all of the assets of each borrower and each of the guarantors. On July 26, 2013 we entered into Amendment No. 2 to our 2011 Credit Agreement, which amended our financial covenant related to our consolidated fixed charge coverage ratio by increasing the amount of restricted payments excluded from such calculation from $50,000 to $80,000.
Use of Proceeds
The net proceeds received of $27,500 from the term note and the undrawn revolving credit facility under the 2013 Credit Facility were used for general corporate purposes. We also incurred $2,009 of fees in connection with the 2013 Credit Facility, which is amortized, along with the unamortized fees of $670 in connection with the 2011 Credit Facility, to interest expense over the life of the debt using the effective interest method. We used $75,000 from the 2013 revolving credit facility in connection with the acquisition of Vocalocity on November 15, 2013.

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
We repurchased the following shares of common stock with cash resources under the 2012 $100,000 repurchase program during the three months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014 (1)	2015	2014 (1)
Shares of common stock repurchased	—	3,841	—	9,811
Value of common stock repurchased	$—	$13,260	$—	$36,547

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
We repurchased the following shares of common stock with cash resources under the 2014 $100,000 repurchase program during the three and nine months ended September 30, 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Shares of common stock repurchased	372	—	3,320	—
Value of common stock repurchased	$1,821	$—	$15,195	$—
As of September 30, 2015, $84,805 remained of our 2014 $100,000 repurchase program. The repurchase program expires on December 31, 2018 but may be suspended or discontinued at any time without notice.
In any period under the 2014 $100,000 repurchase program, cash used in financing activities related to common stock repurchases may differ from the comparable change in stockholders' equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash.
Note 6.    Commitments and Contingencies
Litigation
IP Matters
Bear Creek Technologies, Inc. On February 22, 2011, Bear Creek Technologies, Inc. (“Bear Creek”) filed a lawsuit against Vonage Holdings Corp., Vonage America, Inc., Vonage Marketing LLC, and Aptela Inc. (a subsidiary of Vocalocity, Inc., a wholly-owned subsidiary of the Company which was acquired on November 15, 2013 pursuant to an Agreement and Plan of Merger dated October 9, 2013) in the United States District Court for the Eastern District of Virginia (Norfolk Division) alleging that Vonage’s and Aptela’s products and services are covered by United States Patent No. 7,889,722, entitled “System for Interconnecting Standard Telephony Communications Equipment to Internet Protocol Networks” (the “'722 Patent”). The suit also named numerous other defendants. On August 17, 2011, the Court dismissed Bear Creek’s case against the Vonage entities and Aptela, as well as all but one of the other defendants. Later, on August 17, 2011, Bear Creek re-filed its complaint concerning the ‘722 Patent in the United States District Court for the District of Delaware against the same Vonage entities; and also re-filed a separate complaint concerning the ‘722 Patent in the United States District Court for the Eastern District of Virginia against Aptela. In each complaint, Bear Creek alleges that Vonage and Aptela are infringing and contributing to and inducing infringement of the ‘722 Patent. On January 25, 2012, Bear Creek filed a motion with the United States Judicial Panel on Multidistrict Litigation seeking to transfer and consolidate its litigations against Vonage and Aptela with twelve other separate actions Bear Creek filed in the U.S. District Courts for Delaware and the Eastern District of Virginia. On May 2, 2012, the Multidistrict Litigation Panel granted Bear Creek’s motion and ordered the coordination or consolidation for pretrial proceedings of all fourteen actions in the U.S. District Court for the District of Delaware. On October 11, 2012, Vonage filed an answer to Bear Creek’s complaint, including counterclaims of non-infringement and invalidity of the ‘722 patent. Aptela, which filed a motion to dismiss Bear Creek’s complaint on September 27, 2011, has not yet answered, as its motion remains pending and awaiting disposition by the court. On November 5, 2012, Bear Creek filed an answer to Vonage’s counterclaims. On March 1, 2013, several defendants including Vonage moved the Court to stay the case pending resolution of the reexamination of the ‘722 patent requested by Cisco Systems, Inc. (“Cisco”) as described below; the motion was granted on July 17, 2013, and the case is now stayed pending the resolution of the reexamination. On November 8, 2013, the Court granted Bear Creek’s request to terminate and substitute counsel representing it in the litigation. On May 5, 2015, the Court closed the case for administrative purposes, with leave to reopen if further attention by the Court is deemed required.
A request for reexamination of the ‘722 Patent was filed on September 12, 2012 by Cisco, challenging the validity of the ‘722 Patent. Cisco’s request was granted by the United States Patent and Trademark Office on November 28, 2012. On March 24, 2014, the Patent Office issued an Action Closing Prosecution, confirming its rejection of all claims of the ‘722 patent on multiple independent grounds. On November 14, 2014, Bear Creek submitted its Appeal of the Action Closing Prosecution to the Patent Trial and Appeal Board. Oral argument for the Appeal has been scheduled for November 10, 2015.
RPost Holdings, Inc. On August 24, 2012, RPost Holdings, Inc., RPost Communications Limited, and RMail Limited (collectively, “RPost”) filed a lawsuit against StrongMail Systems, Inc. (“StrongMail”) in the United States District Court for the

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Eastern District of Texas (Marshall Division) alleging that StrongMail’s products and services, including its electronic mail marketing services, are covered by United States Patent Nos. 8,224,913, 8,209,389, 8,161,104, 7,966,372, and 6,182,219. On February 11, 2013, RPost filed an amended complaint, adding 27 new defendants, including Vonage America Inc. RPost’s amended complaint alleges willful infringement of the RPost patents by Vonage and each of the other new defendants because they are customers of StrongMail. StrongMail has agreed to fully defend and indemnify Vonage in this lawsuit. Vonage answered the complaint on May 7, 2013. On January 30, 2014, RPost informed the Court that it is ready for a scheduling conference; the Court has not yet scheduled a conference. On September 17, 2015, the Court ordered the consolidation for pre-trial purposes of this case with other cases by RPost against third-parties Epsilon Data Management, LLC., Experian Marketing Solutions, LLC, and Vocus, Inc. The lead case has been administratively closed and stayed since January 30, 2014 due to multiple pending actions by third parties regarding ownership of the patents at issue.
AIP Acquisition LLC. On January 3, 2014, AIP Acquisition LLC (“AIP”), filed a lawsuit against Vonage Holdings Corp., Vonage America, Inc., and Vonage Marketing LLC in the U.S. District Court for the District of Delaware (Norfolk Division) alleging that Vonage’s products and services are covered by United States Patent No. 7,269,247. Vonage filed an answer and counterclaims on February 25, 2014. AIP filed an amended complaint on March 18, 2014, which Vonage answered on April 4, 2014. On April 8, 2014, the Court ordered a stay of the case pending final resolution of non-party Level 3’s inter partes review request of United States Patent No. 7,724,879, which is a continuation of the ‘247 patent. On October 8, 2014, the Patent Office issued a Final Written Decision, finding all challenged claims of the ‘879 patent to be invalid. On December 9, 2014, AIP filed a Notice of Appeal to the Patent Office’s rejection of its patent. On December 15, 2014, AIP moved to replace its attorneys and the Patent Office granted the request on December 23, 2014. Oral argument for the Appeal is scheduled for November 5, 2015.
A second request for inter partes review of the ‘879 patent was made by Cisco on December 12, 2013 and granted by the Patent Office on May 27, 2014. On May 20, 2015, the Patent Office issued a Final Written Decision, finding all challenged claims of the ‘879 patent to be invalid. On July 17, 2015, AIP filed a Notice of Appeal to the Patent Office’s rejection. AIP’s Appeal Brief was filed on November 2, 2015.
Cisco petitioned for inter partes review of the ‘247 patent on November 25, 2014. On May 20, 2015, the Patent Office granted Cisco’s request, setting oral argument (if requested by the parties) for January 27, 2016.
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
Federal - Net Neutrality
Clear and enforceable net neutrality rules make it more difficult for broadband Internet service providers to block or discriminate against Vonage service. In addition, explicitly applying net neutrality rules to wireless broadband Internet service providers could create greater opportunities for VoIP applications that run on wireless broadband Internet service. In December 2010, the FCC adopted net neutrality rules that applied strong net neutrality rules to wired broadband Internet service providers and limited rules to wireless broadband Internet service providers. On January 14, 2014, the D.C. Circuit Court of Appeals vacated a significant portion of the 2010 rules. On May 15, 2014, the FCC issued a Notice of Proposed Rulemaking (NPRM) proposing new net neutrality rules. After public response to the NPRM, the FCC adopted new neutrality rules on February 26, 2015. These rules prohibit broadband Internet service providers from: (1) blocking or throttling lawful content applications, or services; (2) imposing paid prioritization arrangements; and (3) unreasonably interfering or unreasonably disadvantaging consumers or edge providers. In addition, broadband Internet service providers are required to make certain disclosures regarding their network management practices, network performance, and commercial terms. These net neutrality rules apply the same requirements to wired and wireless broadband Internet service providers. Several parties have filed appeals which are pending at the D.C. Circuit Court of Appeals. Oral arguments at the D.C. Circuit Court of Appeals are scheduled for December 4, 2015.
Federal - Intercarrier Compensation
On October 27, 2011, the FCC adopted an order reforming universal service and the intercarrier compensation (“ICC”) system that governs payments between telecommunications carriers primarily for terminating traffic. The FCC order provides that VoIP originated calls will be subject to interstate access charges for long distance calls and reciprocal compensation for local calls that terminate to the public switched telephone network (“PSTN”). It also subjected PSTN originated traffic directed to VoIP subscribers to similar ICC obligations. The termination charges for all traffic, including VoIP originated traffic, will transition over several years to a bill and keep arrangement (i.e., no termination charges). We expect that the FCC's order will lower Vonage's costs for telecommunications services. Numerous parties filed appeals of the FCC order. On May 23, 2014, the 10th Circuit Court of Appeals upheld the FCC’s order in its entirety. The Supreme Court declined several appellants' petition to review the decision.
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
Federal - Rural Call Completion Issues
On February 7, 2013, the FCC released a Notice of Proposed Rulemaking (NPRM) on rural call completion issues. The NPRM proposed new detailed reporting requirements to gauge rural call completion performance. Rural carriers have argued that VoIP provider call completion performance to rural areas is generally poor. On October 28, 2013, the FCC adopted an order on rural call completion imposing new reporting obligations and restricting certain call signaling practices. The call signaling rules went into effect on January 31, 2014.  We filed for extensions of the rules, which the FCC granted, and as of April 17, 2014, we

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

were compliant with the FCC call signaling rules.  The effective date for the reporting requirements was April 1, 2015 with the first report covering the 2nd quarter of 2015 was due August 1, 2015. We could be subject to an FCC enforcement action in the future in the event the FCC took the position that our rural call completion performance is inadequate or we were not compliant with the FCC’s order.
Federal - Numbering Rights
On April 18, 2013, the FCC issued a Notice of Proposed Rulemaking (NPRM) that proposed to modify FCC rules to allow VoIP providers to directly access telephone numbers. In addition, the FCC granted a waiver from its existing rules to allow Vonage to conduct a trial of direct access to telephone numbers. The trial would allow the FCC to obtain real-world data on direct access to telephone numbers by VoIP providers to inform consideration of the NPRM. Direct access to telephone numbers would facilitate IP to IP interconnection, which may allow VoIP providers to provide higher quality, lower cost services, promote the deployment of innovative new voice services, and experience reductions in the cost of telephony services. Vonage successfully completed the trial in certain markets and filed the required reports on the trial with the FCC. On January 31, 2014, the FCC Wireline Competition Bureau issued a positive report on the trial, concluding that Vonage's successful trial confirmed the technical feasibility of interconnected VoIP providers obtaining telephone numbers directly from the numbering administrators. On June 18, 2015, the FCC adopted an order that modifies its rules to allow interconnected VoIP providers to directly access telephone numbers. Part of the order requires approval from the Office of Management and Budget ("OMB") prior to the rule change becoming effective. OMB approval is pending.
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
Stand-by Letters of Credit
We had stand-by letters of credit totaling $2,497 and $3,311, as of September 30, 2015 and December 31, 2014, respectively.
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

Vendor Commitments
We have committed to purchase marketing services from a vendor. We have committed to pay this vendor approximately $600 in 2015 and $2,800 in 2016, respectively.
State and Municipal Taxes

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

In accordance with generally accepted accounting principles, we make a provision for a liability for taxes when it is both probable that a liability has been incurred and the amount of the liability or range of liability can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. For a period of time, we did not collect or remit state or municipal taxes (such as sales, excise, utility, use, and ad valorem taxes), fees or surcharges (“Taxes”) on the charges to our customers for our services, except that we historically complied with the New Jersey sales tax. We have received inquiries or demands from a number of state and municipal taxing and 911 agencies seeking payment of Taxes that are applied to or collected from customers of providers of traditional public switched telephone network services. Although we have consistently maintained that these Taxes do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations, we are now collecting and remitting sales taxes in certain of those states including a number of states that have changed their statutes to expressly include VoIP. In addition, many states address how VoIP providers should contribute to support public safety agencies, and in those states we remit fees to the appropriate state agencies. We could also be contacted by state or municipal taxing and 911 agencies regarding Taxes that do explicitly apply to VoIP and these agencies could seek retroactive payment of Taxes. As such, we have a reserve of $3,040 as of September 30, 2015 as our best estimate of the potential tax exposure for any retroactive assessment. We believe the maximum estimated exposure for retroactive assessments is approximately $4,500 as of September 30, 2015.
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
We expect to avoid material operating losses in Brazil in 2015 and 2016 due to the significant planned incremental investment that would have been required to scale the business. In connection with the wind down, we incurred approximately $500 in cash charges in the nine months ended September 30, 2015 related to contract terminations and severance-related expenses.

Note 8. Discontinued Operations

On March 31, 2015, the Company completed its previously announced exit from the Brazilian market for consumer telephony services and the associated wind down of its joint venture operations in the country. The Company incurred a loss on disposal of $824. The loss on disposal is comprised of the write-off of noncontrolling interest of $907, foreign currency loss on intercompany loan forgiveness of $783, and residual cumulative translation of $192, partially offset by a tax benefit of $1,058.

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The results of operations of this discontinued operation are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues	$—	$27	$33	$31
Operating expenses	—	2,989	1,648	5,779
Loss from discontinued operations	—	(2,962)	(1,615)	(5,748)
Loss on disposal, net of taxes	—	—	(824)	—
Net loss from discontinued operations	—	(2,962)	(2,439)	(5,748)
Plus: Net loss from discontinued operations attributable to noncontrolling interest	$—	$191	$59	$709
Net loss from discontinued operations attributable to Vonage	$—	$(2,771)	$(2,380)	$(5,039)

Note 9. Acquisition of Business
Acquisition of iCore
Pursuant to the Agreement and Plan of Merger dated August 19, 2015 by and among the Company, Cirrus Acquisition Corp., a Delaware corporation and newly formed indirect, wholly owned subsidiary of Vonage (“Merger Sub”), iCore, and Stephen G. Canton, as representative of the security holders of iCore, on August 31, 2015, Merger Sub, on the terms and subject to the conditions thereof, merged with and into iCore, and iCore became a wholly owned indirect subsidiary of Vonage.
iCore provides cloud-based unified communications and collaboration services, delivering voice, video, and mobile communications solutions to business customers. iCore is a natural complement to our rapid growing UCaaS business and strengthens our national footprint.
We acquired iCore for $92,689 in cash consideration, subject to adjustments pursuant to the merger agreement for closing cash and working capital of iCore, reductions for indebtedness and transaction expenses of iCore that remained unpaid as of closing, and escrow fund deposits. We financed the transaction with $10,689 of cash and $82,000 from our 2015 Credit Facility. The aggregate consideration will be allocated among iCore equity holders.
Pursuant to the merger agreement, $9,200 of the cash consideration was placed in escrow for unknown liabilities that may have existed as of the acquisition date.
During 2015, we incurred $1,353 in acquisition related transaction costs, which were recorded in general and administrative expense in the accompanying Consolidated Statements of Income.
The results of operations of the iCore business and the estimated fair values of the assets acquired and liabilities assumed have been included in our consolidated financial statements since the date of the acquisition. The Company recorded revenue of $5,544 and net income of $176 attributable to the iCore business for the three months ended September 30, 2015.
The acquisition was accounted for using the acquisition method of accounting under which assets and liabilities of iCore were recorded at their respective fair values including an amount for goodwill representing the difference between the acquisition consideration and the fair value of the identifiable net assets. We do not expect any portion of this goodwill to be deductible for tax purposes. The goodwill attributable to the acquisition has been recorded as a non-current asset and is not amortized, but is subject to an annual review for impairment.
The Company is in the process of allocating the acquisition price to identified intangible assets acquired as of the closing date of the acquisition and has currently reflected the entire excess of the acquisition consideration over identifiable net assets as goodwill. The fair values assigned to identifiable intangible assets assumed will be based on management’s estimates and assumptions. The estimated fair values of the identified current assets, property and equipment, software and other assets acquired and current liabilities assumed are considered preliminary and are based on the most recent information available. We believe that the information provides a reasonable basis for assigning fair value, but we are waiting for additional information, primarily related to income, sales, excise, and ad valorem taxes which are subject to change. Thus, the provisional measurements of fair value set

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

forth below are subject to change. We expect to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.
The table below summarizes the iCore assets acquired and liabilities assumed as of August 31, 2015:

Estimated Fair Value
Assets
Current assets:
Cash and cash equivalents	$1,051
Accounts receivable	2,065
Inventory	191
Prepaid expenses and other current assets	1,017
Total current assets	4,324
Property and equipment	4,437
Software	281
Restricted cash	183
Other assets	195
Total assets acquired	9,420

Liabilities
Current liabilities:
Accounts payable	3,344
Accrued expenses	2,330
Deferred revenue, current portion	576
Current maturities of capital lease obligations	557
Total current liabilities	6,807
Capital lease obligations, net of current maturities	552
Total liabilities assumed	7,359

Net identifiable assets acquired	2,061
Goodwill	90,628
Total purchase price	$92,689
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
Simple Signal provides cloud-based unified communications and collaboration services, delivering voice, video, and mobile communications solutions to business customers. Simple Signal is a natural complement to our expanding UCaaS business.
We acquired Simple Signal for $25,578, including 1,111 shares of Vonage common stock (which shares had an aggregate value of approximately $5,578 based upon the closing stock price on April 1, 2015) and cash consideration of $20,000, subject to adjustments pursuant to the merger agreement for closing cash and working capital of Simple Signal, reductions for indebtedness and transaction expenses of Simple Signal that remained unpaid as of closing, and escrow fund deposits. We financed the transaction with $20,000 from our revolving credit facility. The aggregate consideration will be allocated among Simple Signal equityholders.
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

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The results of operations of the Simple Signal business and the estimated fair values of the assets acquired and liabilities assumed have been included in our consolidated financial statements since the date of the acquisition. The Company recorded revenue of $3,827 and a loss of $538 for the three months ended September 30, 2015, and revenue of $7,910 and a loss of $440 for the nine months ended September 30, 2015, respectively.
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
The acquisition price was allocated to the tangible and identified intangible assets acquired and liabilities assumed as of the closing date. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. The estimated fair values of assets acquired and liabilities assumed are considered preliminary and are based on the most recent information available. We believe that the information provides a reasonable basis for assigning the fair values of assets acquired and liabilities assumed, but we are waiting for additional information, primarily related to income, sales, excise, and ad valorem taxes which are subject to change. Thus, the provisional measurements of fair value set forth below are subject to change. We expect to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.
The table below summarizes the Simple Signal assets acquired and liabilities assumed as of April 1, 2015:

Estimated Fair Value
Assets
Current assets:
Cash and cash equivalents	$53
Accounts receivable	832
Inventory	67
Prepaid expenses and other current assets	177
Total current assets	1,129
Property and equipment	979
Software	401
Intangible assets	6,407
Deferred tax assets, non-current	775
Total assets acquired	9,691

Liabilities
Current liabilities:
Accounts payable	785
Accrued expenses	593
Deferred revenue, current portion	370
Total current liabilities	1,748
Total liabilities assumed	1,748

Net identifiable assets acquired	7,943
Goodwill	17,635
Total purchase price	$25,578

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The intangible assets as of the closing date of the acquisition included:

Amount
Customer relationships	$5,090
Developed technologies	994
Non-compete agreements	303
Trade names	20
$6,407
Indications of fair value of the intangible assets acquired in connection with the acquisition were determined using either the income, market or replacement cost methodologies. The intangible assets are being amortized over periods which reflect the pattern in which economic benefits of the assets are expected to be realized. The customer relationships are being amortized on an accelerated basis over an estimated useful life of ten years; developed technology is being amortized on an accelerated basis over an estimated useful life of eight years; and the non-compete agreements and trade names are being amortized on a straight-line basis over two years.
In addition, we recorded a net deferred tax liability of $2,242 related to the $6,407 of identified intangible assets that will be amortized for financial reporting purposes but not for tax purposes and a deferred tax asset of $3,017 related to NOLs.
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
Acquisition of Telesphere
We acquired Telesphere Networks Ltd. ("Telesphere") for $114,330, including 6,825 shares of Vonage common stock (which shares had an aggregate value of approximately $22,727 based upon the closing stock price on December 15, 2014) and cash consideration of $91,603 (of which $3,610 was paid in January 2015) including payment of $676 for excess cash as of the closing date, a reduction for closing working capital of $105, reductions for indebtedness and transaction expenses of Telesphere that remained unpaid as of closing, and deposits into the escrow funds. We financed the transaction with $24,603 of cash and $67,000 from our revolving credit facility. The aggregate consideration will be allocated among Telesphere equity holders.
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

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Pro forma financial information
The following unaudited supplemental pro forma information presents the combined historical results of operations of Vonage, Simple Signal, and iCore for the nine months ended September 30, 2015 and September 30, 2014, as if the Acquisitions had been completed at the beginning of 2014.

	Nine Months Ended
	September 30,
	2015	2014
Revenue	$713,429	$708,633
Net income attributable to Vonage	$19,185	$13,486
Net income attributable to Vonage per share - basic	$0.09	$0.06
Net income attributable to Vonage per share - diluted	$0.09	$0.06
The pro forma financial information includes certain adjustments to reflect expenses in the appropriate pro forma periods as though the companies were combined as of the beginning of 2014. These adjustments include:

•
a decrease in income tax expense of $48 and $895 for the nine months ended September 30, 2015 and September 30, 2014, respectively, related to pro forma adjustments and Simple Signal and iCore's results prior to acquisition;

•	the exclusion of our transaction-related expenses of $2,502 for the nine months ended September 30, 2015;

•
an increase in interest expense of $1,790 and $2,295 for the nine months ended September 30, 2015 and September 30, 2014, respectively, associated with borrowings under our revolving line of credit; and

•
an increase in amortization expense of $105 and $803 for the nine months ended September 30, 2015 and September 30, 2014, respectively, related to the identified intangible assets of Simple Signal. There is no amortization included for iCore, which could be material, as we are still in the process of allocating the acquisition price to identified intangible assets acquired as of the closing date of the acquisition.

Goodwill
The following table provides a summary of the changes in the carrying amounts of goodwill:

Balance at December 31, 2014	$142,544
Decrease in goodwill related to working capital adjustment at Telesphere	(105)
Increase in goodwill related to acquisition of Simple Signal	17,635
Increase in goodwill related to acquisition of iCore	90,628
Balance at September 30, 2015	$250,702

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our consolidated financial statements and the related notes included elsewhere in this Form 10-Q and our audited financial statements included in our Annual Report on Form 10-K. This discussion contains forward-looking statements. These forward-looking statements are based on information available at the time the statements are made and/or management’s belief as of that time with respect to future events and involve risks and uncertainties that could cause actual results and outcomes to be materially different. Important factors that could cause such differences include but are not limited to: the competition we face; our ability to adapt to rapid changes in the market for voice and messaging services; our ability to retain customers and attract new customers; the expansion of competition in the unified communications market; the impact of fluctuations in economic conditions, particularly on our small and medium business customers; security breaches and other compromises of information security; risks related to the acquisition or integration of businesses or joint ventures, including the risks related to the acquisition and integration of iCore, Simple Signal, Telesphere, and Vocalocity; the risk associated with developing and maintaining effective distribution channels; our ability to establish and expand strategic alliances; governmental regulation and taxes in our international operations; our ability to obtain or maintain relevant intellectual property licenses; intellectual property and other litigation that have been and may be brought against us; failure to protect our trademarks and internally developed software; obligations and restrictions associated with data privacy; our dependence on third party facilities, equipment, systems and services; system disruptions or flaws in our technology and systems; uncertainties relating to regulation of VoIP services; risks associated with operating abroad; liability under anti-corruption laws; results of regulatory inquiries into our business practices; fraudulent use of our name or services; our dependence upon key personnel; our dependence on our customers' existing broadband connections; differences between our service and traditional phone services; restrictions in our debt agreements that may limit our operating flexibility; our ability to obtain additional financing if required; any reinstatement of holdbacks by our vendors; our history of net losses and ability to achieve consistent profitability in the future; and other factors that are set forth in the “Risk Factors” in our Annual Report on Form 10-K, in our Quarterly Reports on Form 10-Q and in our Current Reports on Form 8-K. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, and therefore, you should not rely on these forward-looking statements as representing our views as of any date subsequent to the date this Form 10-Q is filed with the Securities and Exchange Commission.
Financial Information Presentation
For the financial information discussed in this Quarterly Report on Form 10-Q, other than per share, per line and per seat amounts, dollar amounts are presented in thousands, except where noted. All trademarks are the property of their owners.
Recent Developments
Acquisition of iCore
Pursuant to the Agreement dated August 19, 2015, the Company acquired iCore on August 31, 2015 for $92,000 cash consideration increased by $689 of working capital excess as of the closing date resulting in a total acquisition cost of $92,689. We financed the transaction with $10,689 of cash and $82,000 from our revolving credit facility.
iCore is a leading provider of Broadsoft-based and Microsoft Lync UCaaS solutions, as well as complementary desktop cloud services, including Infrastructure as a Service (IaaS), virtual desktop, and hosted Microsoft Exchange. These capabilities will enable Vonage to better meet the varying needs of its existing customers by expanding our product offerings.
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
Low-end domestic. We also provide services to address the low-end domestic market for light users, often with poor in-home wireless coverage. Our low-end domestic calling products are sold in Walmart nationwide and through our direct telesales and online channels.
Services outside of the United States. We currently have operations in the United Kingdom, and Canada and believe that our low-cost Internet based communications platform enables us to cost effectively deliver voice and messaging services to other locations throughout the world.
Business Customers
For our business customers, we provide innovative, cloud-based unified communication solutions, comprised of integrated voice, text, video, data, collaboration, and mobile applications. We focus on the small and medium sized business market. Our products and services permit these customers to communicate with their customers and employees through any cloud-connected device, in any place, at any time. Through our acquisitions of Vocalocity, Inc., Telesphere Networks, Ltd., Simple Signal, and iCore we are positioned as a leader in the high growth SMB market. We provide customers with multiple deployment options designed to provide the reliability and quality of service they demand. Our Vonage Business products are primarily sold through our direct sales channel, online, or through authorized resellers and value-added distributors. Through two distinct product offerings, we address the entire spectrum of SMB customers, from 1 to over 1,000 seats. Through Vonage Essentials we target smaller customers utilizing our proprietary platform, which is purpose built for this customer segment and provides a cost-effective, scalable, feature-rich solution, delivered over-the-top of a customer’s broadband. Essentials is sold primarily through our direct sales and online channels, and customers typically do not enter into term contracts.
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
Mobile Services
Mobile and other connected device services. Mobility has become central to our development priorities across our consumer and business operations. In our consumer services, we offer our patented Extensions ® product, and standalone Vonage Mobile product. Vonage Mobile provides free, high quality voice and video calling and messaging between users who have the application, as well as low-cost international calling to any other phone in more than 200 countries. In 2014, we launched Mobile Inbound Calling capabilities which allow customers and their families to take their full Vonage service with them on their mobile phones, enabling them to receive a call made to the home number on the home phone and multiple mobile devices concurrently, while still being able to view the original calling party’s ID.
Our business customers can utilize cloud-based unified communications capabilities over their mobile devices and access features including presence management, instant messaging, high-definition voice and video and the ability to move from device to device without interrupting calls.
We had approximately 2.5 million combined subscriber lines and seats as of September 30, 2015, of which 93% were in the United States. We also have customers in Canada and the United Kingdom.
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
Regulation. Our business has developed in a relatively lightly regulated environment. The United States and other countries, however, are examining how VoIP services should be regulated. A November 2010 order by the FCC that permits states to impose state universal service fund obligations on VoIP service, discussed in Note 6 to our financial statements, is an example of efforts by regulators to determine how VoIP service fits into the telecommunications regulatory landscape. In addition to regulatory matters that directly address VoIP, a number of other regulatory initiatives could impact our business. One such regulatory initiative is net neutrality. In December 2010, the FCC adopted a revised set of net neutrality rules for broadband Internet service providers. These rules made it more difficult for broadband Internet service providers to block or discriminate against Vonage service. On January 14, 2014, the D.C. Circuit Court of Appeals vacated a significant portion of the 2010 rules. On May 15, 2014, the FCC issued a Notice of Proposed Rulemaking (NPRM) proposing new net neutrality rules. After public response to the NPRM, the FCC adopted new neutrality rules on February 26, 2015. Several parties have filed appeals which are pending at the D.C. Circuit Court of Appeals. Oral arguments at the D.C. Circuit Court of Appeals are scheduled for December 4, 2015. In addition, on October 27, 2011, the FCC adopted an order reforming universal service and intercarrier compensation (“ICC”). The FCC order provides that VoIP originated calls will be subject to interstate access charges for long distance calls and reciprocal compensation for local calls that terminate to the public switched telephone network (“PSTN”). The termination charges for all traffic, including VoIP originated traffic, will transition over several years to a bill and keep arrangement (i.e., no termination charges). On May 23, 2014, the 10th Circuit upheld the FCC’s order. The Supreme Court declined several appellants' petition to review the decision. We believe that the order will positively impact our costs over time.

Key Operating Data
Through our acquisitions of Vocalocity, Telesphere, Simple Signal, and iCore our business has substantially evolved in recent quarters, with business customers now accounting for a substantial and growing portion of overall revenues. To reflect this evolution, we have made certain changes to our key operating data and income statement presentation to provide greater visibility into the operating metrics of the business. The key changes to the income statement include the combination of sales and marketing expenses into a new sales and marketing caption, separated from selling, general, and administrative expenses. A new line item entitled engineering and development has also been created, reflecting the cost of developing new products and technologies and supporting our service platforms. The remaining selling, general and administrative expenses after the above reclassifications have been renamed general and administrative expenses. The reclassifications have been reflected in all periods presented and had no impact on net earnings previously reported.

The table below includes key operating data that our management uses to measure the growth and operating performance of the consumer focused portion of our business:

Consumer	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues	$166,284	$190,315	$516,870	$588,322
Average monthly revenues per subscriber line	$27.38	$27.60	$27.72	$28.19
Subscriber lines (at period end)	1,998,982	2,276,442	1,998,982	2,276,442
Customer churn (1)	2.3%	2.6%	2.3%	2.6%

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

Revenues. Consumer revenues represents revenue from our consumer customers including revenues from our legacy business customers using Vonage VoIP products.
Average monthly revenues per subscriber line. Average monthly revenues per subscriber line for a particular period is calculated by dividing our revenues for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. The simple average number of subscriber lines for the period is the number of subscriber lines on the first day of the period, plus the number of subscriber lines on the last day of the period, divided by two. Our average monthly revenues per subscriber line decreased from $27.60 for the three months ended September 30, 2014 to $27.38 for the three months ended September 30, 2015 due primarily to rate plan mix. The continued expansion of lower priced plan offerings, including BasicTalk, to meet customer needs may cause downward pressure on average monthly revenues per subscriber line, offset by any selected pricing actions.
Subscriber lines. Our subscriber lines include, as of a particular date, all paid subscriber lines from which a customer can make an outbound telephone call on that date. Our subscriber lines include fax lines, including fax lines bundled with subscriber lines in our small office home office calling plans and soft phones, but do not include our virtual phone numbers and toll free numbers, which only allow inbound telephone calls to customers. Subscriber lines decreased from 2,276,442 as of September 30, 2014 to 1,998,982 as of September 30, 2015, reflecting planned actions to enhance the profitability of the assisted sales channel by eliminating lower performing locations and restructuring the pricing offers, and to shift investment to our business market. In addition, beginning October 1, 2014, the Company no longer charges for second line mobile Extensions provided to customers, which resulted in a decrease in subscriber lines of 78,949. Future period subscriber line metrics will continue to reflect the reduction in paid subscriber lines resulting from this benefit to customers.
Customer churn. Customer churn is calculated by dividing the number of customers that have terminated during a period by the simple average of number of customers in a given period. The simple average number of customers during the period is the number of customers on the first day of the period, plus the number of customers on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first month after activation. Other companies may calculate customer churn differently, and their customer churn data may not be directly comparable to ours. Customer churn was 2.3% for the three months ended September 30, 2015, compared to 2.2% for the three months ended June 30, 2015 and 2.6% for the three months ended September 30, 2014. Customer churn decreased to 2.3% for the nine months ended September 30, 2015 from 2.6% for the nine months ended September 30, 2014.The decrease was due primarily to our decision to maximize customer value by focusing marketing spend on higher return channels and away from assisted selling channels which had higher early life churn. We monitor customer churn on a daily basis and use it as an indicator of the level of customer satisfaction. Customers who have been with us for a year or more tend to have a lower churn rate than customers who have not. In addition, our customers who are international callers generally churn at a lower rate than customers who are domestic callers. Our customer churn will fluctuate over time due to economic conditions, competitive pressures including promotional pricing targeting international long distance callers, marketplace perception of our services, and our ability to provide high quality customer care and network quality and add future innovative products and services. Customer churn differs from our previously reported average monthly customer churn in that our business customers are no longer included in this metric. See the discussion below for detail regarding churn impacting our business customers.

The table below includes key operating data that our management uses to measure the growth and operating performance of the business focused portion of our business:

Business	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues	$57,075	$24,395	$148,077	$65,999
Average monthly revenues per seat	$41.56	$35.39	$39.87	$35.24
Seats (at period end)	514,184	242,048	514,184	242,048
Revenue churn	1.3%	1.3%	1.2%	1.1%
Revenues. Business revenues includes revenues from our business customers from acquired entities and excludes revenues from our legacy business customers.
Average monthly revenues per seat. Average monthly revenues per seat for a particular period is calculated by dividing our revenues for that period by the simple average number of seats for the period, and dividing the result by the number of months in the period. The simple average number of seats for the period is the number of seats on the first day of the period, plus the number of seats on the last day of the period, divided by two. Our average monthly revenues per seat increased from $35.39 for the three months ended September 30, 2014 to $41.56 for the three months ended September 30, 2015 due primarily to higher rate plan revenue from Telesphere which was acquired on December 15, 2014.
Seats. Our seats include, as of a particular date, all paid seats from which a customer can make an outbound telephone call on that date and virtual seats. Our seats exclude electronic fax lines and toll free numbers, which do no allow outbound telephone calls by customers. Seats increased from 242,048 as of September 30, 2014 to 514,184 as of September 30, 2015. This increase is due to continued growth in our business customers as we have increased marketing investment to attract these more profitable customers. It also includes 48,920 seats existing at Telesphere at the time of acquisition, 35,256 seats existing at Simple Signal at the time of acquisition, and 86,309 seats existing at iCore at the time of acquisition, respectively. The Simple Signal seats at the time of acquisition differ from the amount reported in the second quarter due to our determination, during the integration of our reporting platforms, that the reporting process in place at the time of acquisition resulted in an immaterial overstatement of seats.
Revenue churn. Revenue churn is calculated by dividing the monthly recurring revenue from customers that have terminated during a period by the simple average of the total monthly recurring revenue from all customers in a given period. The simple average of total monthly recurring revenue from all customers during the period is the total monthly recurring revenue on the first day of the period, plus the total monthly recurring revenue on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first month after activation. Other companies may calculate revenue churn differently, and their revenue churn data may not be directly comparable to ours. Revenue churn was 1.3%, unchanged for the three months ended September 30, 2015, the three months ended June 30,, 2015, and the three months ended September 30, 2014. Revenue churn increased to 1.2% for the nine months ended September 30, 2015 from 1.1% for the nine months ended September 30, 2014. Revenue churn increased year-over-year due to higher churn among smaller accounts. We are continuing to invest in our overall quality of service which includes customer care headcount and systems, billing systems, on-boarding processes and self-service options to ensure we scale our processes to our growth and continue to improve the overall customer experience.
Revenues
Revenues consist of services revenue and customer equipment and shipping revenue. Substantially all of our revenues are services revenue. For residential customers in the United States, we offer domestic and international rate plans, including a variety of residential plans and mobile plans. The “Vonage World” plan, available in the United States and Canada, offers unlimited calling across the United States and Puerto Rico, unlimited international calling to over 60 countries including India, Mexico, and China, subject to certain restrictions, and free voicemail to text messages with Vonage Visual Voicemail. Each of our unlimited plans other than Vonage World offers unlimited domestic calling as well as unlimited calling to Puerto Rico, Canada, and selected European countries, subject to certain restrictions. Each of our basic plans offers a limited number of domestic calling minutes per month. We offer similar plans in Canada. Under our basic plans, we charge on a per minute basis when the number of domestic calling minutes included in the plan is exceeded for a particular month. International calls (except for calls to Puerto Rico, Canada and certain European countries under our unlimited plans and a variety of countries under international calling plans and Vonage World) are charged on a per minute basis. These per minute fees are not included in our monthly subscription fees. Through our acquisitions of Vocalocity, Telesphere, Simple Signal, and iCore, we offer SMB and small office/home office (SOHO) customers several service plans with different pricing structures and contractual requirements ranging in duration from month-to-month to three years. The service plans include an array of basic and enhanced features applicable to the needs of SMB and SOHO customers. In addition, we provide managed equipment to business customers for which the customers pay a monthly fee. Customers also have the opportunity to purchase premium features for additional fees.
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
In addition, historically, we charged a disconnect fee for customers who terminated their service plan within the first twelve months of service. Disconnect fees are recorded as revenue and are recognized at the time the customer terminates service. Beginning in September 2010, we eliminated the disconnect fee for new customers. In February of 2012, we re-introduced service agreements as an option for new customers.
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

Results of Operations
The following table sets forth, as a percentage of consolidated operating revenues, our consolidated statement of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenues	100%	100%	100%	100%

Operating Expenses:
Cost of service (excluding depreciation and amortization)	30	26	29	27
Cost of goods sold	4	4	4	4
Sales and marketing	39	44	39	44
Engineering and development	3	2	3	2
General and administrative	13	11	12	11
Depreciation and amortization	7	6	6	6
	96	93	93	94
Income from operations	4	7	7	6
Other Income (Expense):
Interest income	—	—	—	—
Interest expense	(1)	(1)	(1)	(1)
Other income (expense), net	—	—	—	—
	(1)	(1)	(1)	(1)
Income from continuing operations before income tax expense	3	6	6	5
Income tax expense	(1)	(3)	(3)	(2)
Income from continuing operations	2	3	3	3
Loss from discontinued operations	—	(1)	—	(1)
Loss on disposal, net of taxes	—	—	—	—
Discontinued operations	—	(1)	—	(1)
Net income	2	2	3	2
Plus: Net loss from discontinued operations attributable to noncontrolling interest	—	—	—	—
Net income attributable to Vonage	2%	2%	3%	2%

Summary of Results for the Three and Nine Months Ended September 30, 2015 and September 30, 2014
Revenues, Cost of Service and Cost of Goods Sold

(in thousands, except percentages)	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2015	2014	Dollar Change	Percent Change	2015	2014	Dollar Change	Percent Change
Revenues	$223,360	$214,710	$8,650	4%	$664,948	$654,321	$10,627	2%
Cost of service (1)	67,193	56,475	10,718	19%	193,255	174,837	18,418	11%
Cost of goods sold	8,206	9,205	(999)	(11)%	25,613	28,394	(2,781)	(10)%
	147,961	149,030	(1,069)	(1)%	446,080	451,090	(5,010)	(1)%

(1)	Excludes depreciation and amortization of $6,415, $4,704, $18,144, and $14,956, respectively.

Three Months Ended September 30, 2015 compared to Three Months Ended September 30, 2014
Revenues. Revenues increased $8,650, or 4%, as a result of growth in Business revenue of $32,680 due to an increase in the number of Business seats as we have shifted marketing investment to attract these more profitable customers and the impact of Telesphere, which was acquired on December 15, 2014, Simple Signal, which was acquired on April 1, 2015, and iCore, which was acquired on August 31, 2015. This growth in Business revenue was offset by a decrease of $24,030 in Consumer revenue due to fewer subscriber lines reflecting planned actions to enhance the profitability of the assisted sales channel by eliminating lower performing locations and restructuring the pricing offers.
Cost of service. The increase in cost of service of $10,718, or 19%, was primarily driven by higher technical care costs and network operations cost in support of growth in Business customers including the addition of Telesphere, Simple Signal, and iCore and higher USF and related fees imposed by government agencies, offset by a decrease in international usage costs.
Cost of goods sold. The decrease in cost of goods sold of $999, or 11%, was primarily due to a decrease in equipment costs of $1,895 and shipping and handling costs of $683 for our consumer customers due to lower new customer additions offset by an increase in customer equipment costs of $1,322, installation costs of $145, and shipping and handling costs of $111 for our business customers due to higher new customer additions.
Nine Months Ended September 30, 2015 compared to Nine Months Ended September 30, 2014
Revenues. Revenues increased $10,627, or 2%, as a result of growth in Business revenue of $82,079 due to an increase in the number of Business seats as we have shifted marketing investment to attract these more profitable customers and the impact of Telesphere, which was acquired on December 15, 2014, the impact of Simple Signal, which was acquired on April 1, 2015, and the impact of iCore, which was acquired on August 31, 2015. This growth in Business revenue was offset by a decrease of $71,452 in Consumer revenue due to fewer subscriber lines reflecting planned actions to enhance the profitability of the assisted sales channel by eliminating lower performing locations and restructuring the pricing offers.
Cost of service. The increase in cost of service of $18,418, or 11%, was primarily driven by higher technical care costs and network operations cost in support of growth in Business customers including the addition of Telesphere, Simple Signal, and iCore and higher USF and related fees imposed by government agencies, offset by a decrease in international usage costs.
Cost of goods sold. The decrease in cost of goods sold of $2,781, or 10%, was primarily due to a decrease in equipment costs of $6,129 and shipping and handling costs of $1,949 for our consumer customers due to lower new customer additions offset by an increase in customer equipment costs of $3,612 and installation costs of $602 for our business customers due to higher new customer additions. In addition, we provided a reserve of $974 related to inventory to be disposed of in the consumer business.
Sales and Marketing

(in thousands, except percentages)	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2015	2014	Dollar Change	Percent Change	2015	2014	Dollar Change	Percent Change
Sales and marketing	$88,028	$93,000	$(4,972)	(5)%	$257,977	$286,553	$(28,576)	(10)%
Three Months Ended September 30, 2015 compared to Three Months Ended September 30, 2014

Sales and marketing. Sales and marketing expense decreased by $4,972, or 5%, due to a reduction in Consumer marketing reflecting planned actions to enhance the profitability of the assisted sales channel by eliminating lower performing locations offset by an increase in Business as we have shifted marketing investment to attract these more profitable customers.
Nine Months Ended September 30, 2015 compared to Nine Months Ended September 30, 2014

Sales and marketing. Sales and marketing expense decreased by $28,576, or 10%, due to a reduction in Consumer marketing reflecting planned actions to enhance the profitability of the assisted sales channel by eliminating lower performing locations offset by an increase in Business as we have shifted marketing investment to attract these more profitable customers.

Engineering and Development

(in thousands, except percentages)	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2015	2014	Dollar Change	Percent Change	2015	2014	Dollar Change	Percent Change
Engineering and development	$6,830	$4,992	$1,838	37%	$20,299	$14,483	$5,816	40%

Three Months Ended September 30, 2015 compared to Three Months Ended September 30, 2014

Engineering and development. Engineering and development expense increased by $1,838, or 37%, due to incremental investment in new business products and services.
Nine Months Ended September 30, 2015 compared to Nine Months Ended September 30, 2014

Engineering and development. Engineering and development expense increased by $5,816, or 40%, due to incremental investment in new business products and services.

General and Administrative

(in thousands, except percentages)	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2015	2014	Dollar Change	Percent Change	2015	2014	Dollar Change	Percent Change
General and administrative	$28,860	$24,160	$4,700	19%	$79,256	$73,286	$5,970	8%

Three Months Ended September 30, 2015 compared to Three Months Ended September 30, 2014

General and administrative. General and administrative expense increased by $4,700, or 19%, primarily due to the addition of Telesphere, Simple Signal, and iCore and incremental stock compensation of $2,100, partially offset by lower legal fees of $1,000.
Nine Months Ended September 30, 2015 compared to Nine Months Ended September 30, 2014

General and administrative. General and administrative expense increased by $5,970, or 8%, primarily due to the addition of Telesphere, Simple Signal, and iCore and incremental stock compensation of $3,200, partially offset by the elimination of our international growth initiative to focus on our more profitable business customers of $3,600 and lower legal fees of $4,200.
Depreciation and Amortization

(in thousands, except percentages)	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2015	2014	Dollar Change	Percent Change	2015	2014	Dollar Change	Percent Change
Depreciation and amortization	$15,446	$12,275	$3,171	26%	$43,854	$37,046	$6,808	18%
Three Months Ended September 30, 2015 compared to Three Months Ended September 30, 2014

Depreciation and amortization. The increase in depreciation and amortization of $3,171, or 26%, was primarily due to the amortization of acquisition-related intangibles from the acquisition of Telesphere and Simple Signal.
Nine Months Ended September 30, 2015 compared to Nine Months Ended September 30, 2014

Depreciation and amortization. The increase in depreciation and amortization of $6,808, or 18%, was primarily due to the amortization of acquisition-related intangibles from the acquisition of Telesphere and Simple Signal.

Other Income (Expense)

(in thousands, except percentages)	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2015	2014	Dollar Change	Percent Change	2015	2014	Dollar Change	Percent Change
Interest income	$24	$37	$(13)	(35)%	$65	$159	$(94)	(59)%
Interest expense	(2,222)	(1,680)	(542)	(32)%	(6,245)	(5,191)	(1,054)	(20)%
Other income (expense), net	(50)	(2)	(48)	—%	(595)	21	(616)	—%
	$(2,248)	$(1,645)	$(603)		$(6,775)	$(5,011)	$(1,764)
Three Months Ended September 30, 2015 compared to Three Months Ended September 30, 2014
Interest expense. The increase in interest expense of $542, or 32%, was due mainly to additional funds we borrowed in connection with our refinancing in August 2014, the funds we borrowed from the 2014 Credit Facility in December 2014 in connection with the acquisition of Telesphere and in April 2015 in connection with the acquisition of Simple Signal, and the funds we borrowed from the 2015 Credit Facility in August 2015 in connection with the acquisition of iCore.
Nine Months Ended September 30, 2015 compared to Nine Months Ended September 30, 2014
Interest expense. The increase in interest expense of $1,054, or 20%, was due mainly to additional funds we borrowed in connection with our refinancing in August 2014, the funds we borrowed from the 2014 Credit Facility in December 2014 in connection with the acquisition of Telesphere and in April 2015 in connection with the acquisition of Simple Signal, and the funds we borrowed from the 2015 Credit Facility in August 2015 in connection with the acquisition of iCore.
Other income (expense), net. The increase in other expense of $616, was due mainly to realized loss on foreign currency.
Provision for Income Taxes

(in thousands, except percentages)	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2015	2014	Dollar Change	Percent Change	2015	2014	Dollar Change	Percent Change
Income tax expense	$(3,116)	$(5,631)	$2,515	45%	$(16,290)	$(15,010)	$(1,280)	(9)%
Effective tax rate	47.6%	43.5%			43.0%	43.2%
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
The effective tax rate is calculated by dividing income tax expense by income before income tax expense. The 2015 estimated annual effective tax rate is expected to approximate 44%, but may fluctuate each quarter due to our foreign operations and certain discrete period transactions. In 2015, our effective tax rate will be impacted by the effect of losses incurred in certain foreign jurisdictions for which we may not realize a tax benefit. The losses reduce our pre-tax income without a corresponding reduction in our tax expense, and therefore increase our effective tax rate.

Discontinued Operations Attributable to Vonage

(in thousands, except percentages)	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2015	2014	Dollar Change	Percent Change	2015	2014	Dollar Change	Percent Change
Loss from discontinued operations	$—	$(2,962)	$2,962	100%	$(1,615)	$(5,748)	$4,133	72%
Loss on disposal, net of taxes	$—	$—	$—	—%	$(824)	$—	$(824)	—%
Discontinued operations	$—	$(2,962)	$2,962		$(2,439)	$(5,748)	$3,309
Loss from discontinued operations attributable to noncontrolling interest	$—	$191	$(191)	(100)%	$59	$709	$(650)	(92)%
Loss from discontinued operations attributable to Vonage	$—	$(2,771)	$2,771	100%	$(2,380)	$(5,039)	$2,659	53%

Three Months Ended September 30, 2015 compared to Three Months Ended September 30, 2014

Discontinued operations attributable to Vonage. The 2014 loss from discontinued operations attributable to Vonage was for the operation loss from our discontinued Brazilian market.
Nine Months Ended September 30, 2015 compared to Nine Months Ended September 30, 2014

Discontinued operations attributable to Vonage. The loss from discontinued operations attributable to Vonage decreased by $2,659, or 53%. The loss from 2015 was due to $500 of costs associated with the wind down of operations in the first quarter of 2015 related to contract terminations and severance-related expenses, a loss on disposal of $824 related to the write-off of the noncontrolling interest of $907, foreign currency loss on intercompany loan forgiveness of $783, and residual cumulative translation of $192, partially offset by a tax benefit of $1,058 and a lower portion of loss attributable to noncontolling interest due to a reduction in ownership percentage. The loss from 2014 was for the operation loss from our discontinued Brazilian market.

Liquidity and Capital Resources
Overview
The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2015	2014
	(in thousands)
Net cash provided by operating activities	$83,626	$61,233
Net cash used in investing activities	(138,283)	(20,837)
Net cash provided by (used in) financing activities	73,827	(63,179)

For the nine months ended September 30, 2015, we generated income from operations. We expect to continue to balance efforts to grow our revenue while consistently achieving operating profitability. To grow our revenue, we continue to make investments in growth initiatives, marketing, application development, network quality and expansion, and customer care. Although we believe we will achieve consistent profitability in the future, we ultimately may not be successful and we may not achieve consistent profitability. We believe that cash flow from operations and cash on hand will fund our operations for at least the next twelve months.

Acquisition of iCore
iCore was acquired on August 31, 2015 for $92,000 cash consideration increased by $689 of working capital excess as of the closing date resulting in a total acquisition cost of $92,689. We financed the transaction with $10,689 of cash and $82,000 from our revolving credit facility.

Acquisition of Simple Signal
Simple Signal was acquired on April 1, 2015 for $25,250, reduced by $198 of working capital shortfall as of the closing date and increased by $526 for the increase in value of the 1,111 shares of Vonage common stock from the signing date to the closing date, resulting in a total acquisition cost of $25,578. We financed the transaction by borrowing $20,000 from our 2014 Credit Facility.
Acquisition of Telesphere
Telesphere was acquired on December 15, 2014 for $114,000, adjusted for $676 of excess cash as of the closing date, a reduction for closing working capital of $105, and the decrease in value of the 6,825 shares of Vonage common stock from the signing date to the closing date of $241, resulting in a total acquisition cost of $114,330. We financed the transaction through $24,603 of cash (of which $3,610 was paid in January 2015) and $67,000 from our 2014 Credit Facility.

Acquisition of Vocalocity
Vocalocity was acquired on November 15, 2013 for $130,000 adjusted for $2,869 of excess cash as of the closing date and the increase in value of the 7,983 shares of Vonage common stock from the signing date to the closing date of $1,298, resulting in a total acquisition cost of $134,167. We financed the transaction through $32,981 of cash and $75,000 from our 2011 Revolving Credit Facility.

2015 Financing
On July 27, 2015, we entered into a credit agreement (the “2015 Credit Facility”) consisting of a $100,000 term note and a $250,000 revolving credit facility. The co-borrowers under the 2015 Credit Facility are the Company and Vonage America Inc., the Company’s wholly owned subsidiary. Obligations under the 2015 Credit Facility are guaranteed, fully and unconditionally, by the Company’s other United States material subsidiaries and are secured by substantially all of the assets of each borrower and each guarantor. The lenders under the 2015 Credit Facility are JPMorgan Chase Bank, N.A., Citizens Bank, N.A., Fifth Third Bank, MUFG Union Bank, N.A., Silicon Valley Bank, SunTrust Bank, Keybank National Association, Santander Bank, N.A., Capital One National Association, and First Niagara Bank, N.A. JPMorgan Chase Bank, N.A. is a party to the agreement as administrative agent, Citizens Bank, N.A. as syndication agent, and Fifth Third Bank, MUFG Union Bank, N.A., Silicon Valley Bank, SunTrust Bank as documentation agents. J.P. Morgan Securities LLC and Citizens Bank, N.A. acted as joint lead bookrunners, and J.P. Morgan Securities LLC, Citizens Bank, N.A., Fifth Third Bank, MUFG Union Bank, N.A., Silicon Valley Bank, and SunTrust Robinson Humphrey Inc. acted as joint lead arrangers.
Use of Proceeds
We used $167,000 of the net available proceeds of the 2015 Credit Facility to retire all of the debt under our 2014 Credit Facility. Remaining proceeds from the term note and the undrawn revolving credit facility under the 2015 Credit Facility will be used for general corporate purposes. We also incurred fees of $2,007 in connection with the 2015 Credit Facility, of which $602 was allocated to the term note and $1,405 was allocated to the revolving credit facility. The unamortized fees of $1,628 in connection with the 2014 Credit Facility was allocated as follows: $733 to the term note and $895 revolving credit facility. In adopting ASU 2015-03, fees allocated to the term note were reported in the balance sheet as a direct deduction from the face amount of the liability and in adopting ASU ASU 2015-15, fees allocated to the revolving credit facility were reported in the balance sheet as as asset. These fees are amortized to interest expenses over the life of the debt using the effective interest method for the term note and straight line method for the revolving credit facility.
2015 Credit Facility Terms
The following description summarizes the material terms of the 2015 Credit Facility:
The loans under the 2015 Credit Facility mature in July 2019. Principal amounts under the 2015 Credit Facility are repayable in quarterly installments of $3,750 for the term note. The unused portion of our revolving credit facility incurs a 0.40% commitment fee. Such commitment fee will be reduced to 0.375% if our consolidated leverage ratio is greater than or equal to 0.75 to 1.00 and less than 1.50 to 1.00 and to 0.35% if our consolidated leverage ratio is less than 0.75 to 1.00.
Outstanding amounts under the 2015 Credit Facility, at our option, will bear interest at:

•
LIBOR (applicable to one-, two-, three-, six-, or twelve-month periods) plus an applicable margin equal to 2.50% if our consolidated leverage ratio is less than 0.75 to 1.00, 2.75% if our consolidated leverage ratio is greater than or equal to 0.75 to 1.00 and less than 1.50 to 1.00, and 3.00% if our consolidated leverage ratio is greater than or equal to 1.50 to 1.00, payable on the last day of each relevant interest period or, if the interest period is longer than three months, each day that is three months after the first day of the interest period, or

•
the base rate determined by reference to the highest of (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate from time to time plus 0.50%, and (c) the adjusted LIBO rate applicable to one month interest periods plus 1.00%, plus an applicable margin equal to 1.50% if our consolidated leverage ratio is less than 0.75 to 1.00, 1.75% if our consolidated leverage ratio is greater than or equal to 0.75 to 1.00 and less than 1.50 to 1.00, and 2.00% if our consolidated leverage ratio is greater than or equal to 1.50 to 1.00, payable on the last business day of each March, June, September, and December and the maturity date of the 2015 Credit Facility.

The 2015 Credit Facility provides greater flexibility to us in funding acquisitions and restricted payments, such as stock buybacks, than did the 2014 Credit Facility.
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
Subject to certain restrictions and exceptions, the 2015 Credit Facility permits us to obtain one or more incremental term loans and/or revolving credit facilities in an aggregate principal amount of up to $90,000 plus an amount equal to repayments of the term note upon providing documentation reasonably satisfactory to the administrative agent. The 2015 Credit Facility includes customary representations and warranties and affirmative covenants of the borrowers. In addition, the 2015 Credit Facility contains customary negative covenants, including, among other things, restrictions on the ability of us and our subsidiaries to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, consummate acquisitions, make investments, and pay dividends and other distributions. We must also comply with the following financial covenants:

•
a consolidated leverage ratio of no greater than 2.25 to 1.00, with a limited step-up to 2.75 to 1.00 for a period of four consecutive quarters, in connection with an acquisition made during the first two years of the 2015 Credit Facility;

•	a consolidated fixed coverage charge ratio of no less than 1.75 to 1.00 subject to adjustment to exclude up to $80,000 million in specified restricted payments;

•	minimum cash of $25,000 including the unused portion of the revolving credit facility; and

•
maximum capital expenditures not to exceed $55,000 during any fiscal year, provided that the unused amount of any permitted capital expenditures in any fiscal year may be carried forward to the next following fiscal year.

In addition, annual excess cash flow increases permitted capital expenditures.
As of September 30, 2015, we were in compliance with all covenants, including financial covenants, for the 2015 Credit Facility.
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

2014 Financing
On August 13, 2014, we entered into a credit agreement (the “2014 Credit Facility”) consisting of a $100,000 term note and a $125,000 revolving credit facility. The co-borrowers under the 2014 Credit Facility were us and Vonage America Inc., our wholly owned subsidiary. Obligations under the 2014 Credit Facility were guaranteed, fully and unconditionally, by our other United States material subsidiaries and were secured by substantially all of the assets of each borrower and each guarantor. The lenders under the 2014 Credit Facility were JPMorgan Chase Bank, N.A., Citizens Bank, N.A., Silicon Valley Bank, SunTrust Bank, Fifth Third Bank, Keybank National Association, and MUFG Union Bank, N.A. JPMorgan Chase Bank, N.A. was a party to the agreement as administrative agent, Citizens Bank, N.A. as syndication agent, and Silicon Valley Bank and SunTrust Bank as documentation agents. J.P. Morgan Securities LLC and Citizens Bank, N.A. acted as joint lead bookrunners, and J.P. Morgan Securities LLC, Citizens Bank, N.A., Silicon Valley Bank, and SunTrust Robinson Humphrey Inc. acted as joint lead arrangers.
Use of Proceeds
We used $90,000 of the net available proceeds of the 2014 Credit Facility to retire all of the debt under our 2013 Credit Facility. Remaining proceeds from the term note and the undrawn revolving credit facility under the 2014 Credit Facility will be used for general corporate purposes. We also incurred $1,910 of fees in connection with the 2014 Credit Facility, which is amortized, along with the unamortized fees of $668 in connection with the 2013 Credit Facility, to interest expense over the life of the debt using the effective interest method.

2014 Credit Facility Terms
The following description summarizes the material terms of the 2014 Credit Facility:
The loans under the 2014 Credit Facility were scheduled to mature in August 2018. Principal amounts under the 2014 Credit Facility were repayable in quarterly installments of $5,000 per quarter for the term note. The unused portion of our revolving credit facility incurred a 0.40% commitment fee.
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

The 2014 Credit Facility provided greater flexibility to us in funding acquisitions and restricted payments, such as stock buybacks, than did the 2013 Credit Facility.
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
Subject to certain restrictions and exceptions, the 2014 Credit Facility permitted us to obtain one or more incremental term loans and/or revolving credit facilities in an aggregate principal amount of up to $60,000 plus an amount equal to repayments of the term note upon providing documentation reasonably satisfactory to the administrative agent. The 2014 Credit Facility included customary representations and warranties and affirmative covenants of the borrowers. In addition, the 2014 Credit Facility contained customary negative covenants, including, among other things, restrictions on the ability of us and our subsidiaries to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, consummate acquisitions, make investments, and pay dividends and other distributions. We were also required to comply with the following financial covenants:

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

2013 Financing
On February 11, 2013 we entered into Amendment No. 1 to our July 2011 Credit Agreement (as further amended by Amendment No. 2 to our 2011 Credit Facility, the "2013 Credit Facility"). The 2013 Credit Facility consisted of a $70,000 term note and a $75,000 revolving credit facility. The co-borrowers under the 2013 Credit Facility were our wholly owned subsidiary,

Vonage America Inc., and us. Obligations under the 2013 Credit Facility were guaranteed, fully and unconditionally, by our other United States subsidiaries and were secured by substantially all of the assets of each borrower and each of the guarantors. On July 26, 2013 we entered into Amendment No. 2 to our 2011 Credit Agreement, which amended our financial covenant related to our consolidated fixed charge coverage ratio by increasing the amount of restricted payments excluded from such calculation from $50,000 to $80,000.
Use of Proceeds
We used $42,500 of the net available proceeds of the 2013 Credit Facility to retire all of the debt under our 2011 Credit Facility. Remaining net proceeds of $27,500 from the term note and the undrawn revolving credit facility under the 2013 Credit Facility were to be used for general corporate purposes. We used $75,000 from the 2013 revolving credit facility in connection with the acquisition of Vocalocity on November 15, 2013. We also incurred $2,009 of fees in connection with the 2013 Credit Facility, which was amortized, along with the unamortized fees of $670 in connection with the 2011 Credit Facility, to interest expense over the life of the debt using the effective interest method.
State and Local Sales Taxes
We also have contingent liabilities for state and local sales taxes. As of September 30, 2015, we had a reserve of $3,040. If our ultimate liability exceeds this amount, it could affect our liquidity unfavorably. However, we do not believe it will significantly impair our liquidity.
Capital Expenditures
For the nine months ended September 30, 2015, capital expenditures were primarily for the implementation of software solutions and purchase of network equipment as we continue to expand our network. Our capital expenditures for the nine months ended September 30, 2015 were $20,010, of which $7,932 was for software acquisition and development. The majority of these expenditures are comprised of investments in information technology and systems infrastructure, including an electronic data warehouse, online customer service, and customer management platforms. For 2015, we believe our capital and software expenditures will be no greater than $30,000.
Operating Activities
Cash provided by operating activities increased to $83,626 for the nine months ended September 30, 2015 compared to $61,233 for the nine months ended September 30, 2014, primarily due to net income improvement and changes in working capital.
Changes in working capital requirements include changes in accounts receivable, inventory, prepaid and other assets, accounts payable, accrued and other liabilities, and deferred revenue and costs. Cash used for working capital requirements decreased by $3,629 during the nine months ended September 30, 2015 compared to the prior year period.
Investing Activities
Cash used in investing activities for the nine months ended September 30, 2015 of $138,283 was mainly attributable to the acquisition of businesses of $116,890, purchases of marketable securities, net of sales of $2,380, capital expenditures of $9,578, intangible assets of $2,500, and development of software assets of $7,932, offset by a decrease in restricted cash of $997 due to the return of part of the security deposit on our leased office property in Holmdel, New Jersey.
Cash used in investing activities for the nine months ended September 30, 2014 of $20,837 was attributable to the purchase of marketable securities of $4,628, capital expenditures of $7,236 and development of software assets of $9,969, offset by a decrease in restricted cash of $996 due to the return of part of the security deposit on our leased office property in Holmdel, New Jersey.

Financing Activities
Cash provided by financing activities for the nine months ended September 30, 2015 of $73,827 was primarily attributable to $82,000 in net proceeds received from our 2015 Credit Facility, $20,000 in net proceeds received from our 2014 Credit Facility, and $6,010 in proceeds received from the exercise of stock options, partially offset by $3,750 in 2015 Credit Facility principal payments, $10,000 in 2014 Credit Facility principal payments, $2,515 in capital lease payments, and $15,911 in common stock repurchases.
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
As of September 30, 2015, approximately $84,805 remained of our 2014 $100,000 repurchase program. The repurchase program expires on December 31, 2018 but may be suspended or discontinued at any time without notice.
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
Our 2015 Credit Facility consisting of a $100,000 term note and a $250,000 revolving credit facility. We are exposed to interest rate risk since amounts payable under the 2015 Credit Facility, at our option, bore interest at:

•
LIBOR (applicable to one-, two-, three-, six-, or twelve-month periods) plus an applicable margin equal to 2.50% if our consolidated leverage ratio is less than 0.75 to 1.00, 2.75% if our consolidated leverage ratio is greater than or equal to 0.75 to 1.00 and less than 1.50 to 1.00, and 3.00% if our consolidated leverage ratio is greater than or equal to 1.50 to 1.00, payable on the last day of each relevant interest period or, if the interest period is longer than three months, each day that is three months after the first day of the interest period, or

•
the base rate determined by reference to the highest of (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate from time to time plus 0.50%, and (c) the adjusted LIBO rate applicable to one month interest periods plus 1.00%, plus an applicable margin equal to 1.50% if our consolidated leverage ratio is less than 0.75 to 1.00, 1.75% if our consolidated leverage ratio is greater than or equal to 0.75 to 1.00 and less than 1.50 to 1.00, and 2.00% if our consolidated leverage ratio is greater than or equal to 1.50 to 1.00, payable on the last business day of each March, June, September, and December and the maturity date of the 2015 Credit Facility.

As of September 30, 2015, if the interest rate on our variable rate debt changed by 1% on our 2015 term note, our annual debt service payment would change by approximately $1,000. As of September 30, 2015, if the interest rate on our variable rate debt changed by 1% on our 2015 revolving credit facility, our annual debt service payment would change by approximately $1,500.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 2(a) and (b) are not applicable.
(c) Common stock repurchases (in thousands, except per share value):

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Program
July 1, 2015 - July 31, 2015	372	$4.90	372	$84,805
August 1, 2015 - August 31, 2015	—	$—	—	$84,805
September 1, 2015 - September 30, 2015	—	$—	—	$84,805
	372		372
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
During the three months ended September 30, 2015, we repurchased 372 shares of Vonage Holdings Corp. common stock for $1,821 using cash resources pursuant to the $100,000 repurchase program. The repurchases occurred in the open market and pursuant to a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934. As of September 30, 2015, approximately $84,805 remained of our $100,000 repurchase program.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

2.1	Agreement and Plan of Merger, dated August 19, 2015, by and among Vonage Holdings Corp., Cirrus Acquisition Corp., iCore Networks, Inc. and Stephen G. Canton, as the Representative (2)

10.1	Letter Agreement dated as of June 9, 2015 by and between Vonage Holdings Corp. and Omar Javaid (1)*

10.2
Amended and Restated Credit Agreement among Vonage America Inc., Vonage Holdings Corp., the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citizens Bank, N.A., as Syndication Agent, and Fifth Third Bank, MUFG Union Bank, N.A., Silicon Valley Bank and SunTrust Bank, as Documentation Agents. (3)

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

101
The following financial statements from Vonage Holdings Corp.’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2015, filed with the Securities and Exchange Commission on November 4, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Stockholders’ Deficit; and (vi) the Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.
(1) Filed herewith.
(2) Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on August 20, 2015.
(3) Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on July 30, 2015.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VONAGE HOLDINGS CORP.

Dated:	November 4, 2015	By:	/s/ David T. Pearson
David T. Pearson Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated August 19, 2015, by and among Vonage Holdings Corp., Cirrus Acquisition Corp., iCore Networks, Inc. and Stephen G. Canton, as the Representative (2)

10.1	Letter Agreement dated as of June 9, 2015 by and between Vonage Holdings Corp. and Omar Javaid (1)*

10.2
Amended and Restated Credit Agreement among Vonage America Inc., Vonage Holdings Corp., the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citizens Bank, N.A., as Syndication Agent, and Fifth Third Bank, MUFG Union Bank, N.A., Silicon Valley Bank and SunTrust Bank, as Documentation Agents. (3)

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

101
The following financial statements from Vonage Holdings Corp.’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2015, filed with the Securities and Exchange Commission on November 4, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Stockholders’ Deficit; and (vi) the Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.
(1) Filed herewith.
(2) Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on August 20, 2015.
(3) Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on July 30, 2015.