Form 10-K
period 2015-12-31
VONAGE HOLDINGS CORP
filed 2016-02-12
CIK 1272830

UNITED STATES SECURITIES AND EXCHANGE COMMISSION • WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934	or	☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
	For the fiscal year ended December 31, 2015			For the transition period from to

 Commission file number 001-32887
VONAGE HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

Delaware	11-3547680
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23 Main Street, Holmdel, New Jersey	07733
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (732) 528-2600

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.001 Per Share	The New York Stock Exchange
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
☒  Large accelerated filer    ☐  Accelerated filer
☐  Non-accelerated filer (Do not check if a smaller reporting company)    ☐  Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐  No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2015 was $853,221,593 based on the closing price of $4.60 per share.
The number of shares outstanding of the registrant’s common stock as of January 31, 2016 was 213,978,306.
Documents Incorporated By Reference
Selected portions of the Vonage Holdings Corp. definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2015, are incorporated by reference in Part III of this Form 10-K.

VONAGE HOLDINGS CORP.
FORM 10-K
FOR THE FISCAL YEAR ENDED December 31, 2015

FORWARD-LOOKING STATEMENTS

VONAGE ANNUAL REPORT 2015

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
In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Annual Report on Form 10-K, any exhibits to this Form 10-K and other public statements we make. Such factors include, but are not limited to: the competition we face; the expansion of competition in the unified communications market; our ability to adapt to rapid changes in the market for voice and messaging services; our ability to retain customers and attract new customers; the risk associated with developing and maintaining effective internal sales teams; the risk associated with developing and maintaining effective distribution channels; risks related to the acquisition or integration of future businesses; security breaches and other compromises of information security; risks associated with sales of our UCaaS services to medium-sized and enterprise customers; our dependence on third party facilities, equipment, systems and services; system disruptions or flaws in our technology and systems; our ability to scale our business and grow efficiently; our reliance on third party hardware and software; our dependence on third party vendors; the impact of fluctuations in economic conditions, particularly on our small and medium business customers; our ability to obtain or maintain relevant intellectual property licenses; intellectual property and other litigation that have been and may be brought against us; failure to protect our trademarks and internally developed software; obligations and restrictions associated with data privacy; uncertainties relating to regulation of VoIP services; results of regulatory inquiries into our business practices; fraudulent use of our name or services; our ability to establish and expand strategic alliances; risks associated with operating abroad; liability under anti-corruption laws; governmental regulation and taxes in our international operations; our dependence upon key personnel; our dependence on our customers' existing broadband connections; restrictions in our debt agreements that may limit our operating flexibility; our ability to obtain additional financing if required; any reinstatement of holdbacks by our vendors; our history of net losses and ability to achieve consistent profitability in the future; and other factors that are set forth in the “Risk Factors” section and other sections of this Annual Report on Form 10-K, as well as in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

FINANCIAL INFORMATION PRESENTATION

For the financial information discussed in this Annual Report on Form 10-K, other than per share and per line amounts, dollar amounts are presented in thousands, except where noted. All trademarks are the property of their owners.

1     VONAGE ANNUAL REPORT 2015

PART I

ITEM 1. Business

OVERVIEW AND STRATEGY
OVERVIEW
We are a leading provider of cloud communications services for businesses and consumers, offering a robust suite of feature-rich consumer and business communication solutions that offer flexibility, portability and ease-of-use across multiple devices.
Business Services
For our business services customers, we provide innovative, cloud-based Unified Communications as a Service, or UCaaS, solutions, comprised of integrated voice, text, video, data, collaboration, and mobile applications over our flexible, scalable Session Initiation Protocol (SIP) based Voice over Internet Protocol, or VoIP, network. Our products and services permit these customers to communicate with their customers and employees through any cloud-connected device, in any place, at any time without the often costly investment required with on-site equipment. We have a robust set of product families tailored to serve the full range of the business market, including the small and medium business, or SMB, mid-market, and enterprise segments. We provide customers with multiple deployment options, designed to provide the reliability and quality of service they demand. Through our cloud-based middleware solution, gUnify, we provide customers the ability to integrate our cloud communications platform with many SaaS business applications, including Google for Work, Zendesk, Salesforce’s Sales Cloud, Clio, and other CRM solutions.
During 2015, we organized our business solutions to support the full range of business customer, using two product families: Vonage Essentials, based on our proprietary call processing platform that is purpose-built for SMB and mid-market customers; and Vonage Premier, based on Broadsoft’s call processing platform in combination with other Vonage cloud based solutions, which serves larger customers, from mid-market businesses through large enterprises. We also organized our salesforce to address the full business market, delivering the right products to the right customer. We believe operating two platforms at scale enables us to deliver the right products and solutions to address the needs of diverse customers while maximizing our subscriber economics regardless of segment served. Revenues are generated primarily through the sale of subscriptions for our UCaaS services. Our revenue generation efforts are focused on customer acquisition and retention as well as providing additional services to existing customers as they grow and scale.
Our diverse customer base spans multiple industries, including manufacturing, automotive, legal, information technology, financial services, construction, real estate, engineering, healthcare, and non-profit.
Vonage Essentials. Vonage Essentials customers subscribe to our cloud-based communication services, delivered through our proprietary platform that is purpose-built for SMB and mid-market customers. Essentials provides a cost-effective, scalable, feature-rich solution, delivered over-the-top of a customer’s broadband, typically month-to-month without a commitment. Vonage Essentials is sold primarily through our direct telesales and online channels, and is increasingly sold through our channel partners and field sales teams. We believe the strength of the Vonage brand directly contributes to a lower-cost customer acquisition model and provides attractive subscriber economics.
Vonage Premier. Our Vonage Premier offerings are tailor-made for the large mid-market and enterprise segments. Vonage Premier is a feature-rich/fully managed solution that utilizes Broadsoft

Inc.’s ("Broadsoft") enterprise-grade call processing platform, in combination with other Vonage cloud services like advanced contact center, video conferencing, speak2dial, infrastructure as a service (IaaS), and Virtual Desktop Infrastructure (VDI), and can be provided with high-level QoS, which is generally delivered over our national MPLS network, with 21 network Points of Presence (POPs) across the country. Customers value our proprietary provisioning and feature-management tool, named Zeus, which enables the rapid deployment of solutions directly by Vonage while giving full visibility to our channel partners and our customers. Further differentiating Vonage is our robust service delivery team comprised of team members specializing in project management, voice and data provisioning, and line number porting. This team is intensely focused on providing an outstanding customer experience, and is rapidly becoming a competitive differentiator.
Our Vonage Premier offering is sold through our channel partners, and our field and enterprise sales teams, and generally requires a three-year contract. We are a preferred provider for many of the largest master agents in the country, harnessing a network of over 20,000 sub agents selling both Vonage Premier and Vonage Essentials. We believe we have one of the largest multi-channel distribution sales platforms in our industry to serve the full range of business customers. We plan to capitalize on the growing adoption of cloud-based communications and collaboration solutions by continuing to expand our salesforce, expand into new markets, and enhance our relationships with existing customers to provide additional functionality and overall business value that can be achieved with our UCaaS platform.
Consumer Services
For our consumer services customers, we enable users to access and utilize our UCaaS services and features, via a single “identity,” either a number or user name, regardless of how they are connected to the Internet, including over 3G, LTE, Cable, or DSL broadband networks. This technology enables us to offer our consumer services customers attractively priced voice and messaging services and other features around the world on a variety of devices.
Our consumer services strategy is focused on the continued penetration of our core North American markets, where we will continue to provide value in international long distance and target under-served ethnic segments.
International long distance. As a part of our strategy, our primary focus in our domestic markets is serving the under-served ethnic segments in the United States with international calling needs. The markets for international long distance allow us to leverage our VoIP network by providing customers a low-cost and feature-rich alternative to services offered by telecom, cable, and international calling card providers. With our Vonage World product, we have successfully grown our international calling customer base in multiple ethnic markets.
To increase the visibility of our long distance plans, we have shifted an increasing portion of our marketing budget from broad national advertising as we target attractive segments of the international long distance market. We have inside sales channels where customers can subscribe to our services on-line or through our toll-free number, as well as a retail distribution channel through regional and national retailers.
For both our North American and international customers we provide mobile capability through our patented Vonage Extensions mobile app. Our mobile applications enable consumer services customers to make and receive phone calls on their mobile devices from anywhere they have a Wi-Fi or cellular data connection. Our customers have found value in our ability to deliver high-quality voice solutions coupled with useful features and services.

2     VONAGE ANNUAL REPORT 2015

We generate revenue through the acquisition and retention of consumer services customers. We are focused on optimizing the consumer services business by increasing profitability to improve the strong cash flows of the business. Our focus on operations during the past five years has led to a significantly improved cost structure. We have implemented operational efficiencies throughout our business and have substantially reduced domestic and international termination costs per minute, as well as customer care costs. We achieved these structural costs reductions while concurrently delivering significantly improved network call quality and customer service performance. These improvements in customer experience have contributed to the stabilization in churn over recent periods. During 2015, we continued our disciplined focus on marketing efficiency by shifting customer acquisition spend to our higher performing channels, improving the quality of customers we acquire and driving lower churn, all of which drive higher customer life-time value. This focus has led to a reallocation of certain marketing spend to direct response and digital platforms and away from our assisted selling channel, which utilized direct face-to-face selling across multiple retail chains and community and event venues.
The result of these initiatives has been to create a strong cash flow business which provides financial stability, as well as cost synergies and structural advantages to our business serving the UCaaS business market.
Services outside of the United States. We currently have operations in the United States, United Kingdom, and Canada and believe that our low-cost Internet based communications platform enables us to cost effectively deliver voice and messaging services to other locations throughout the world. In December 2014 we announced plans to exit the Brazilian market for residential telephony services and wind down our joint venture operations in the country. The Company completed this process at the end of the first quarter of 2015. This decision underscores the Company’s focus on providing UCaaS solutions to domestic consumer services and SMB, medium and large enterprise customers, which offer higher investment return opportunities.
Information on our revenues, operating income, and identifiable assets appears in Note 1 to our consolidated financial statements included in Item 8 hereof.
We had approximately 2.5 million combined consumer subscriber lines and business seats as of December 31, 2015, of which 93% were in the United States. We also have customers in Canada and the United Kingdom.

SERVICE OFFERINGS

Business Services
We provide a robust feature-rich range of communication services enabling businesses to interact with their customers, prospects and partners in a more efficient and effective manner. We provide services ranging from basic dial tone to services such as call queue, conferencing, call groups, mobile functionality, CRM integration, and detailed analytics - allowing our customers a high level of visibility into their business at prices that are often significantly lower than that of traditional on premises solutions. These services can be delivered over-the-top of the customers’ existing connectivity or bundled through our private MPLS connectivity service. Today more than over 514,000 business seats rely on Vonage to meet their communication needs, putting Vonage in a leading position within the UCaaS space. Our services are delivered through either proprietary networks or through trusted third parties to ensure our offerings provide all of the critical functions business needed for one of their most important business tools.
Vonage Essentials. Vonage Essentials is targeted to smaller customers and utilizes our proprietary call processing platform, which is purpose built for SMB customers to deliver cloud-based communication services. It provides a cost-effective, scalable, feature-rich solution, delivered over-the-top of a customer’s broadband. We offer a number of service plans which include basic metered extensions to unlimited calling plans. Our standard lines come fully functional with numerous standard features. Unlimited Extensions is our most popular business service plan. Under this plan businesses can make flat rate, unlimited domestic calls (U.S. and Canada) each month. As of December 31, 2015, over 95% of our business customers were on an unlimited usage domestic calling plan. SMBs may also choose metered extension plans under which they are charged per-minute usage for both domestic and international calls. This plan is primarily used by customers with temporary or seasonal workers to save resources where phones are not heavily used during the workday.
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
In addition to our standard functionality we have a number of add-on services for an additional monthly fee, including: Paperless Fax, Call Group, Call Queue, Conference Bridge, Main Company Number, Toll Free Number, Local or Geographic Number, Voicemail Transcription, On-Demand or Company Call Recording Service, Call Monitoring Services with Listen, Whisper and Barge, and Paging Groups.
All of our Vonage Essentials offerings allow free access to our mobile application. The mobile application allows users to choose WiFi, 3G and 4G and the extended features provide caller ID as if the user were calling from their office. Additional features include the ability to update account profiles, manage devices, and contact call logs directly from their mobile devices. We also offer virtual extensions, which connects employees to a business phone number through their mobile phones. A virtual extension is an additional dedicated direct dial number forwarded to the employee's mobile phone number, allowing employees to be reached from anywhere.
Vonage Premier. Vonage Premier is a purpose-built cloud based platform for mid-market and enterprise customers, providing a complete set of enhanced unified communication and collaboration services, including: voice, data, video, mobile and contact center services. We focus on customers for whom guaranteed quality of service and uniformity of services across all locations is critical. We deliver services to this customer base over our private, nation-wide, fully redundant, secure IP MPLS network using 21 network POPs that allow us to deliver dedicated, secure and private bandwidth utilizing all forms of last mile technologies including T1, NxT1, EoC and Fiber and bandwidth ranging from 1.5Mbps to 1Gbps. Services we deliver include Wide Area Networking (WAN), Internet Access, MPLS VPN, Managed Firewall, Hosted UCaaS, Hosted Video Conferencing, Web Collaboration, Secure Instant Messaging & Presence, Mobility and Fixed Mobile Convergence, and Hosted Contact Center.
Vonage Premier services include advanced features such as Single Number Reach (which provides each user one number, available over numerous devices including desk phones, tablets and smartphones), Shared Line Appearance, Busy Lamp Field, Phone Paging, Outlook Integration, IM, Presence, and Video. Vonage also delivers Session Initiation Protocol (SIP) Trunking, over the same network, to customers using premises PBXs, with the ability to overlay UCaaS features where the premises PBX is deficient or for disaster recovery and business continuity requirements. This product also supports a hybrid deployment where some locations may be fully hosted and others may continue to use the premises PBX. Vonage Premier customers also have the ability to utilize our gUnify middleware layer to integrate communications with the core, Software-as-a-Service (SaaS)-based business applications that companies use as part of their every-day workflow, such as Google for Work, Salesforce, Zendesk, and others.
Vonage Premier customers also receive access to a custom-built portal through which they can fully administer all services, online bill pay, manage trouble tickets, manage bandwidth and services, access detailed Call Analytics, and execute Moves, Adds and Changes.

3     VONAGE ANNUAL REPORT 2015

Consumer Services
Our home telephone replacement services are offered to customers through several service plans with different pricing structures. The service plans include basic features such as voicemail, call waiting, and call forwarding as well as unique features such as Simulring, Visual Voicemail and Extensions. We also charge for local and international calling outside of plan limits.
We have two primary consumer services offerings: Vonage World and Vonage North America. For a flat monthly fee, Vonage World customer plans include unlimited domestic calling (U.S., Canada, and Puerto Rico) and unlimited calling to landline phones in more than 60 countries, including India, Mexico, and China, and unlimited calling to mobile phones in certain of those countries. The Vonage North America plan includes unlimited calling across the U.S., Canada, Mexico and Puerto Rico. Each of our consumer services calling plans provides a number of basic features including call waiting, caller ID with name, call forwarding, and voicemail. Our plans also include unlimited Vonage Visual Voicemail, which is “readable voicemail” delivered via email or SMS text message, Vonage Extensions, which extends the plan, and in-bound calling, to additional phone numbers and devices, and selective call block, which allows users to block unwanted calls. We also offer, in some cases for additional fees, features such as area code selection, virtual phone number, and web-enabled voicemail.
Our mobile services include enhancements to our consumer services calling plans as well as mobile applications that can be initially downloaded for iPhone ® , iPad ® , iPod touch ® , and Android ® OS devices for free.
In order to access our consumer services, a customer need only connect a standard telephone to a broadband Internet connection through a small Vonage-enabled device. In order to access our SMB services, a customer need only connect through a VoIP-enabled telephone. After connecting the device, our customers can use their telephone to make and receive calls. Vonage-enabled devices allow customers to use the Internet connection for their computer and telephones at the same time while ensuring a high quality calling experience. We also offer a cordless multi-phone system solution. Our plug-and-play Vonage-enabled devices permit portability as customers can take their Vonage device to different locations where broadband service is available. We generally have not charged new customers for the adapters permitting use of our service.

NETWORK OPERATIONS

The Vonage network uses our customer’s existing high-speed broadband Internet service to allow calls over the Internet either from a standard telephone through a Vonage-enabled device or through soft phone software or mobile client applications. Our UCaaS services are not dependent on any specific type or provider of Internet service, and our customers are free to change their Internet service provider in response to a competitive alternative, or because they have moved to a different location. For many of our Vonage Premier customers, our UCaaS services are delivered over the Company's private, nation-wide, fully redundant, secure IP MPLS network under multi-year contracts to provide the high level of interconnection quality and the ability to offer service level agreements (SLA) guaranteeing certain levels of voice service performance.
Our network is scalable and geographically distributed for robustness, high availability, and reliability across multiple call processing sites, using regional data interconnection points, where calls to non-Vonage customers are interconnected with the public switched telephone network. We periodically assess the locations of our regional data connection points in connection with efforts to improve the quality of and efficiency in delivering our service. In 2015, we consolidated certain interconnection points, increasing efficiencies. Our interconnections with the public switched telephone network, or IP/SIP networks, are made pursuant to commercial agreements we have with several telecommunications providers. Under these agreements, we transfer calls originated by our customers to other carriers who connect the call to the called party or connect peer to peer. We have a varying degree of settlement arrangements with our carrier partners for indirect third party or direct termination of our calls. The calls are routed from our network to other carriers’ interconnected circuits at co-location facilities in which we lease space. This method of connecting to the public switched telephone or IP/SIP networks allows us to expand capacity quickly, as necessary to meet call volume, and to provide redundancy within our network. In 2015, we continued to enhance our call routing platform, increasing our control over call routing which lowered costs and improved call quality.
Because Vonage’s system is not constrained to use any specific broadband service provider to connect to our customers, we can centrally manage and share resources across our customer base to minimize capital investment when entering new markets.
The following are also important in supporting our network operations:
•Network Operations Center.   We currently maintain a network operations center at our headquarters with monitoring redundancies at several points within our network. The network operations center monitors and manages the status and health of our network elements, allowing us to manage our network in real time, respond to alert notifications, and re-route network traffic as needed. We pursue a multi-faceted approach to managing our network to ensure high call quality and reliable communications services to our customers. For business services customers, we have operational centers on-site to monitor and manage network access traffic. We may consolidate these network operations centers in the future if greater efficiencies can be obtained.
•Back Office Systems. In addition to our network management systems, we have developed a number of software systems that enable us to manage our network and service offerings more efficiently and effectively. Key aspects of these systems include:
◦Network Quality Metrics. We have implemented a suite of advanced Big Data analysis tools that allow us to monitor and troubleshoot the performance of our calling and data network, customer premises equipment, and other associated calling elements in near real-time. This suite is proprietary and was developed specifically to address the needs that Vonage has in monitoring, analyzing, understanding, troubleshooting, maintaining, and operating a world-class consumer VoIP platform.
◦Web Portal. We provide a fully functional customer Web portal that allows our customers to configure and manage almost all aspects of their service on the Internet without requiring intervention of a customer-care representative. The portal permits customers to add and change features and phone numbers, update billing information, and access call usage and billing details.
◦Emergency Calling Service and Enhanced 911 Service.  We have deployed E-911 service to approximately 99.99% of our U.S. consumer and small and home office customer base that is comparable to the emergency calling services provided to customers of traditional wireline telephone companies in the same area. Our E-911 service does not support the calls of our soft phone software users. The emergency calls of our soft phone software users are supported by a national call center. Not all Vonage products require 911 service capabilities, such as our mobile client products but we are fully compliant with FCC E911 requirements for VOIP Interconnected providers. To enable us to effectively deploy and provide our E-911 service, we maintain an agreement with a provider that assists us in delivering emergency calls to an emergency service dispatcher at the public safety answering point, or PSAP, in the area of the customer’s registered location and terminating E-911 calls. We also contract for the national call center that operates 24 hours a day, seven days a week to receive certain emergency calls and for the maintenance of PSAP databases for the purpose of deploying and operating E-911 services. The databases include contact, technical infrastructure, boundary, and routing information for delivery of calls to a PSAP or emergency service providers in the United States.

4     VONAGE ANNUAL REPORT 2015

•Local Number Portability. Our system allows our telephone replacement customers to port telephone numbers, which allows new customers to retain their existing telephone numbers when subscribing to our services. We rely on agreements with two service providers to facilitate the transfer of customer telephone numbers. In addition, we have engaged a provider that performs the third party verification of pertinent local number portability information from our subscribers prior to porting a customer from a local telephone company to us.
•Security.  We have developed a service architecture and platform that uses industry-standard security techniques and allows us to remotely manage customer devices. Any Vonage-enabled device used by our customers can be securely managed by us, and these devices use authentication mechanisms to identify themselves to our service in order to place and receive calls. We regularly update our protocols and systems to protect against unauthorized access. As discussed in "Item 1A Risk Factors", security breaches and other cybersecurity or technological risks could compromise our information, systems and network and expose us to liability, which could have a material adverse effect on our business, financial condition, and operating results.
•Internet Protocol (IP) Addresses. Every machine on the Internet has a unique identifying number called an Internet Protocol address or IP address. Though there has been recent publicity surrounding the exhaustion of IP addresses under the current Internet Protocol version, we have procured a supply of addresses that we believe will cover our needs for the foreseeable future.

MARKETING

Our marketing objective is to grow subscriber lines and seats by cost-effectively acquiring and retaining customers. We employ an integrated multi-channel approach to marketing, whereby we evaluate and focus our efforts on efficient marketing vehicles to accomplish our goals. To do this, we make use of both broad-reaching and highly-targeted media channels in the general market and for specific international long distance markets, including television, direct mail, online, alternative media, telemarketing, partner marketing, and customer referral programs. We regularly evaluate the cost per acquisition by media vehicle and reallocate budgets to identify more effective media mixes.
For our business customers our primary marketing activities include: search engine marketing and advertising, user conferences and launch events, trade shows and industry events, use of social network solutions such as LinkedIn and YouTube, and field marketing events.
We make use of marketing research to gain consumer insights into brand, product, and service performance, and utilize those learnings to improve our messaging and media plans. Market research is also leveraged in the areas of testing, retention marketing, and product marketing to ensure we bring compelling products and services to market for our customers.
We believe our brand is a meaningful factor for customers as they consider UCaaS services. We invest in our brand in order to retain and expand our customer base and to position Vonage as a technology leader that delivers innovative, unified communication services, serving the full range of businesses and Enterprises. We expect these investments to continue as we further establish Vonage as a leading business services brand.

SALES AND DISTRIBUTION

Inside Sales
Customers can subscribe to our consumer services at our websites, http://www.vonage.com, http://www.vonage.ca, http://www.vonage.co.uk and several affiliate websites, or through multiple toll free numbers including 1-877-4VONAGE. Business customers can subscribe to our Essentials and Premier services at our websites, including https://business.vonage.com/, http://www.vonagebusiness.com, and https://enterprise.vonage.com, or through toll free numbers including 1-877-862-2562 and 1- 855-593-7326.
Field Sales
We utilize our team of over 145 sales agents, primarily based in geographic territories comprising customers and prospects, which we refer to as our field sales team, to market and sell our UCaaS business services. These field sales agents utilize a consistent, automated, highly-structured sales process to effectively educate prospective customers regarding our UCaaS services. We have developed a scalable model applicable to both existing and new markets. We now have sales offices throughout the United States,.
Channel Sales
In addition to inside sales and our field sales team, we also have a dedicated team focused on channel sales who work with our channel partners to market and sell our UCaaS business services, which helps to broaden our sales distribution. In 2015, we continued to develop and expand this channel program by adding new senior management, channel managers, and additional national master agents. We now have a broad and deep coverage of the U.S. market through a network of over 20,000 sub agents and resellers.
Enterprise Sales
In order to continue to expand in the Enterprise segment, which we define as businesses larger than 1,000 seats, in 2015 we implemented our enterprise sales organization to directly address this growing market, as it increasingly shifts to UCaaS products and services. We are uniquely positioned to provide high quality UCaaS services for Enterprise, through our fully managed solution, which utilizes BroadSoft’s enterprise-grade call processing platform, with a broad portfolio of products delivered over our own private, national MPLS network, with 21 Points-of-Presence (POPs) across the country and our own team of service delivery project managers using our proprietary provisioning tool Zeus.
We now have an experienced, skilled, team to focus exclusively on addressing this growing segment of the UCaaS market.
Retail Sales
In addition to our inside sales channel, we also offer our consumer services through our retail channel. In 2015, as part of our continued efforts to lowering customer acquisition costs, we shifted our retail strategy to a grab-and-go strategy within large retailers to better leverage the strength of the Vonage brand. We believe that the availability of our services through premier retailers, with well-located shelf placement increases our ability to acquire mainstream consumers by reaching them in a familiar and interactive shopping environment. National and regional retailers provide Vonage with a wide footprint to distribute our service. Concurrently, we have also reduced our use of the assisted-selling face-to-face channel, which had a higher customer acquisition cost.
Customer Support
Consumer Services. We offer our customers support 24 hours a day, seven days a week through both our comprehensive online account management website and our toll free number. Many customers use our self-service website when they have a question or problem with their service and are able to resolve their concerns online without needing to speak to a customer care representative. Our customers can manage almost all aspects of their accounts online. This capability empowers our customers through self-service and reduces our customer care expenses.
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

5     VONAGE ANNUAL REPORT 2015

technical support for resolving customers’ complex issues. We use extensive monitoring of call quality and customer satisfaction scores to determine additional training or coaching requirements for individual associates and to drive continuous improvement in our processes, policies, and technology. We offer support in English, Spanish, Tagalog and French Canadian.
Small and Medium Businesses. We have specialized teams of customer care representatives to work with customers in every stage of their life cycle, including porting specialists to transfer (port) existing phone numbers, an order entry team to help customers bring their new phone system online, as well as billing and product specialists. Customers can also utilize our extensive online support resources, complete with cataloged feature descriptions, how-to videos and other key resources to help them enable the many system features.
Additionally, our representatives have ready access to a full support team - from technical support pros and billing specialists, to engineers and product experts.
Medium and Large Enterprise. Our larger business customers benefit from a robust service delivery team comprised of team members specializing in project management, voice and data provisioning, and line number porting.
Billing
All customer billing for our communication services is automated. We bill in advance for monthly recurring services and fees. We collect all fees from our customers’ credit card, debit card, checks, wire transfer, ACH or electronic check payment (“ECP”). All usage related charges are billed no more than 30 days in arrears. By collecting monthly subscription fees in advance and certain other charges within the same billing cycle as they are incurred, we are able to reduce the amount of accounts receivable that we have outstanding, thus allowing us to have lower working capital requirements. Collecting in this manner also helps us mitigate bad debt exposure, which is recorded as a reduction to revenue. If a customer’s payment is declined or returned we generally suspend services. Historically, in most cases, we are able to correct the problem with the customer within the current monthly billing cycle. Generally, for our consumer services, if the customer’s credit card, debit card or ECP cannot be successfully processed during three billing cycles (i.e. the current and two subsequent monthly billing cycles), we terminate the account. For customers in grace or suspend status we have enabled one-time cash payments through an arrangement with MoneyGram. Generally, for our Essentials customers, we will make several attempts to collect payment. If after approximately, fifteen days we have not successfully collected the balance due, the customer’s account services are suspended. If after 30 days the account is still in a suspended status, the account is cancelled. Generally, for our Premier customers, if after 60 days we have not successfully collected the balance due, the customer’s account services are suspended. If after 7 additional days the account is still in a suspended status, the account in cancelled.

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
We are the owner of numerous United States and international trademarks and service marks and have applied for registration of our trademarks and service marks in the United States and abroad to establish and protect our brand names as part of our intellectual property strategy. Examples of our registered marks include Vonage®, Vonage Mobile®, and Vonage Extensions®.
We endeavor to protect our internally developed systems and technologies and maintain our trademarks and service marks. Typically, we enter into confidentiality agreements with our employees, consultants, customers, and vendors in an effort to control access to and distribution of our technology, software, documentation, and other information.

COMPETITION

We face continued strong competition from traditional telephone companies, cable companies, wireless companies, and alternative communication providers in the consumer, mobile, SMB and enterprise markets. Because most of our target customers are already purchasing communications services from one or more of these providers, our success is dependent upon our ability to attract these customers away from their existing providers. We believe that the principal competitive factors affecting our ability to attract and retain customers are price, call quality, brand awareness, customer service, network and system reliability, service features and capabilities, scalability, usability, simplicity and mobile integration.
Traditional telephone and cable companies
The traditional telephone and cable companies are our primary competitors for our broadband telephone services. Traditional telephone companies in particular have historically dominated their regional markets. These competitors include AT&T, Verizon and CenturyLink, as well as rural incumbents such as Frontier Communications. Cable company competitors include companies such as Cablevision, Charter Communications, Comcast Corporation, Cox Communications, and Time Warner Cable. These traditional phone and cable company competitors are substantially larger and better capitalized than we are and have the advantage of a large existing customer base. Many of these competitors are continuing to make substantial investments in delivering broadband Internet access, VoIP phone service, and cable television to their customers and they often have larger product development and marketing budgets than us. Providing home phone, Internet access, and cable television to many of our existing and potential customers may enhance their image as trusted providers of services.
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

6     VONAGE ANNUAL REPORT 2015

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
In connection with our SMB, mid-market, and enterprise segments, we face competition from the traditional telephone and cable companies discussed above, as well as from vendors of premises-based solutions and/or hosted solutions, including the following:
•Independent cloud services providers such as EvolveIP, Jive, Mitel, RingCentral, ShoretelConnect, Thinking Phone, West Unified Communications Services, and 8x8;
•Premises-based business communication equipment providers such as Alcatel-Lucent, Avaya, Cisco, Huawei, Interactive Intelligence, Mitel, NEC, Shoretel, and Unify;
•Hosted communication services providers based on technologies from Avaya, Broadsoft, Cisco, Microsoft, Mitel, Unify and other vendors of technology platforms;
•Traditional technology companies such as Microsoft and Google; and
•Emerging competitors in technology companies such as Amazon, Salesforce, and Facebook.
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

SEGMENT INFORMATION
ASC 280 "Segment Reporting" establishes reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. Under ASC 280, the method for determining what information to report is based upon the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. Our chief operating decision-makers review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues and marketing expenses for consumer services and business services for purposes of allocating resources and evaluating financial performance. Based upon the information reviewed by our chief operating decision makers, we have determined that we have two operating segments; however, we have one reportable segment as our two operating segments meet the criteria for aggregation since the segments have similar operating and economic characteristics.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
For information regarding the Company's revenues and long-lived assets attributable to our U.S. and foreign countries for the last three fiscal years see Note 13 to the Company's consolidated financial statements.

EMPLOYEES

As of December 31, 2015, we had 1,752 employees. None of our employees are subject to a collective bargaining agreement.

7     VONAGE ANNUAL REPORT 2015

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

8     VONAGE ANNUAL REPORT 2015

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
The Unified Communications as a service, or UCaaS industry is highly competitive. We face intense competition from traditional telephone service providers, cable companies and alternative voice and video communication providers, including other providers of UCaaS services.
To the extent that UCaaS providers such as EvolveIP, Jive, Mitel, RingCentral, ShoretelSky, Thinking Phone, West IP Communications, 8x8, and other companies strengthen their offerings to small and medium businesses, we may have to reduce our prices, increase promotions, or offer additional features, which may adversely impact our revenues and profitability.
Most traditional wireline and wireless telephone service providers, including AT&T, Verizon Communications, CenturyLink, Sprint, T-Mobile, and Verizon Wireless, and cable companies, such as Cablevision, Charter Communications, Comcast Corporation, Cox Communications, and Time Warner Cable, are substantially larger and better capitalized than we are and have the advantage of greater name and brand name recognition and a large existing customer base. Because most of our target consumer services customers are already purchasing communications services from one or more of these providers, our success is dependent upon our ability to attract target customers away from their existing providers. Our competitors' financial resources may allow them to offer services at prices below cost or even for free in order to maintain and gain market share or otherwise improve their competitive positions. Our competitors also could use their greater financial resources to develop and market telephony and messaging services with more attractive features and more robust customer service. In addition, because of the other services our competitors provide, they often choose to offer VoIP services as part of a bundle that includes other products, such as video, high speed Internet access, and wireless telephone service. These bundled offers may enable our competitors to offer VoIP service at prices with which we may not be able to compete or to offer functionality that integrates VoIP service with their other offerings, both of which may be more desirable. Any of these competitive factors could make it more difficult for us to attract and retain customers, reduce our market share and revenues, or cause us to lower our prices or offer additional features that may result in additional costs without commensurate price increases.
We also compete against alternative communication providers, some of which are larger than us, have greater name and brand recognition, and have the ability to devote greater resources to their communications services. Some of these service providers, including Internet product and software companies, have chosen to sacrifice telephony revenue in order to gain market share or attract customers to their platform or have lower cost structures and have offered their services at low prices or for free or are using different payment structures such as one-time or low annual fees. As we continue the introduction of applications that integrate different forms of voice and messaging services over multiple devices, we face competition from emerging competitors focused on similar integration, as well as from established alternative communication providers. In order to compete with such service providers, we may have to reduce our prices, which would impair our profitability, or offer additional features that may cause us to incur additional costs without commensurate price increases.
In connection with our emphasis on the international long distance market for consumer customers, we face competition from low-cost international calling cards, digital calling cards and VoIP providers in addition to traditional telephone companies, cable companies, and wireless companies. To the extent that these providers target marketing to the same ethnic segments that we target or strengthen their offerings to these segments, we may have to reduce our prices or increase promotions, which would impair our profitability, or offer additional features that may cause us to incur additional costs without commensurate price increase.
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
As the UCaaS market evolves, and the convergence of voice, video, messaging, mobility and data networking technologies accelerates, we may face competition in the future from companies that do not currently compete in the UCaaS market, including companies that currently compete in other sectors, companies that serve consumer rather than business customers, or companies which expand their market presence to include business communications.
In connection with our UCaaS markets, we face competition from the traditional telephone and cable companies, as well as from vendors of premises-based solutions and/or hosted solutions. As the UCaaS market evolves, combining voice, video, messaging and data networks, and information technology and communication applications, opportunity is created for new competitors to enter the UCaaS market and offer competing products. This new competition may take many forms, and may offer products and applications similar to ours. If these new competitors emerge, the UCaaS market will become increasingly competitive and we may not be able to maintain or improve our market position. Our failure to do so could materially and adversely affect our business and results of operations.
If we fail to adapt to rapid changes in the market for UCaaS services, then our products and services could become obsolete.
The market for our products and services is constantly and rapidly evolving as we and our competitors introduce new and enhanced products and services and react to changes in the UCaaS industry and customer demands. We may not be able to develop or acquire new products and plans or product and plan enhancements that compete effectively with present or emerging UCaaS technologies or differentiate our products and plans based on functionality and performance. In addition, we may not be able to establish or maintain strategic alliances that will permit enhancement opportunities or innovative distribution methods for our products and plans.
To address these issues, we are targeting revenue growth in large, existing markets, which require us to enhance our current products and plans, and develop new products and plans on a timely basis to keep pace with market needs and satisfy the increasingly sophisticated requirements of customers. For example, in 2015 we acquired iCore Networks, Inc. to further increase our penetration of the UCaaS market. If we are unable to attract users of these services our net revenues may fail to grow as we expect.
UCaaS is complex, and new products and plans and enhancements to existing products and plans can require long development and testing periods. Any delays in developing and releasing new or enhanced products and plans could cause us to lose

9     VONAGE ANNUAL REPORT 2015

revenue opportunities and customers. Any technical flaws in products we release could diminish the innovative impact of the products and have a negative effect on customer adoption and our reputation.
We also are subject to the risk of future disruptive technologies. New products based on new technologies or new industry standards could render our existing products obsolete and unmarketable. If new technologies develop that are able to deliver competing voice and messaging services at lower prices, better or more conveniently, it could have a material adverse effect on us.
If we are unsuccessful at retaining customers or attracting new consumer or business customers we may experience a reduction in revenue or may be required to spend more money or alter our marketing approaches to grow our customer base.
Our rate of customer terminations for our UCaaS services could increase in the future if customers are not satisfied with the quality and reliability of our network, the value proposition of our products, and the ability of our customer service to meet the needs and expectations of our customers. We measure customer terminations for our consumer customers by average monthly customer churn and for our Essentials and Premier business customers by average monthly revenue churn. Competition from traditional telephone companies, cable companies, wireless companies, alternative communications providers, low-cost international calling cards, disruptive technologies, general economic conditions, and our ability to activate and register new customers on our networks, also influence our churn rate.
As we continue to emphasize the international long distance market for our consumer customers, we expect our churn to be impacted by the ethnic segments that we target. For example, we have found that certain ethnic segments have higher churn due to their inability to use our existing payment methods. We may not be able to educate these customers in these payment methods or offer alternative payment methods that serve the needs of these customers. In addition, higher proportions of certain ethnic segments that we target may be more likely to have poor or no credit history, indicating that they may have more difficulty affording the service, leading to higher churn for these customers.
Because of customer losses, we have to acquire new customers on an ongoing basis just to maintain our existing level of customers and revenues. As a result, marketing and sales expense, and the effectiveness of our marketing and selling expenses, is an ongoing requirement to maintain or grow our business. If our churn rate increases, we will have to acquire even more new customers in order to maintain our existing revenues. We incur significant costs to acquire new customers, and those costs are an important factor in maintaining profitability. Therefore, if we are unsuccessful in retaining customers, are required to spend significant amounts to acquire new customers beyond those budgeted, or our marketing and selling efforts are not effective in targeting specific customer segments, we may be forced to change marketing and sales approaches or vendors, our revenue could decrease or we could incur losses.
Our success in the UCaaS market depends in part on developing and maintaining effective distribution channels, including our internal direct sales team. The failure to develop and maintain a successful internal direct sales team could materially and adversely affect our business.
A portion of our business revenue is generated through our direct sales, or “field sales” team. This channel consists of sales agents that market and sell our products and services to customers. This channel may generate an increasing portion of our business revenue in the future. Our continued success requires that we continue developing and maintaining a successful sales organization. If we fail to do so, or if our sales agents are not successful in their sales efforts, our sales may decrease and our operating results would suffer.
Our success in the UCaaS market depends in part on developing and maintaining effective distribution channels, including with third-party resellers and value-added distributors. The failure to develop and maintain these relationships could materially and adversely affect our business.

A portion of our business revenue is generated through indirect channel sales. These channels consist of third-party resellers and value-added distributors that market and sell UCaaS products and services to customers. These channels may generate an increasing portion of our business revenue in the future. Generally, we do not have long-term contracts with these third-party resellers and value-added distributors, and the loss of or reduction in sales through these third parties could materially reduce our revenues. We also compete for preference amongst our current or potential resellers with our competitors. Our continued success requires that we continue developing and maintaining successful relationships with these third-party resellers and value-added distributors. If we fail to do so, or if our resellers are not successful in their sales efforts, our sales may decrease and our operating results would suffer.
We may face difficulties related to the acquisition or integration of businesses, which could harm our growth or operating results.
Beginning with our acquisition of Vocalocity in 2013, we have made five acquisitions related to the UCaaS market, including Simple Signal, Inc. and iCore Networks, Inc. in 2015. We may elect to acquire additional businesses or assets in the future. These activities require substantial management time and resources. We cannot predict or guarantee that we will be able to identify suitable acquisition candidates or consummate any acquisition. In addition, acquisitions of existing businesses, including Simple Signal and iCore, involve substantial risks, including the risk that we may not be able to integrate the operations, personnel, services, or technologies, the potential disruption of our ongoing businesses, the diversion of management attention, the maximization of financial and strategic opportunities, the difficulty in developing or maintaining controls and procedures, and the dilution to our existing stockholders from the issuance of additional shares of common stock. As a result of these and other risks, we may not produce anticipated revenue, profitability, or synergies.
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
Security breaches and other cybersecurity or technological risks could compromise our information, systems and network and expose us to liability, including a failure to meet Payment Card Industry data security standards, which would cause our business and reputation to suffer and which could have a material adverse effect on our business, financial condition, and operating results.
There are several inherent risks to engaging in a technology business, including our reliance on our data centers and networks, and the use and interconnectivity of those networks. A significant portion of our operations relies heavily on our ability to provide secure processing, storage and transmission of confidential and other sensitive data, including intellectual property, proprietary business information, and personally identifiable information of our customers and employees, in our data centers and on our networks. The secure processing, storage, and transmission of this information is critical to our operations and business strategy. As seen in our industry and others, these activities have been, and will continue to be, subject to continually evolving cybersecurity or other technological risks. Targeted attacks, such as advanced persistent threat (APT) is prevalent throughout the Internet and associated with the theft of intellectual property and state-sponsored espionage. Due to the nature of our business and reliance on the Internet, we are susceptible to this type of attack. In addition,

10     VONAGE ANNUAL REPORT 2015

physical security of devices located within our offices, and/or remote devices, pose cybersecurity and other technological risks that could negatively impact our business and reputation.
We also operate Internet based, worldwide voice, video communications, and messaging services and electronic billing, which require the transmission of confidential information over public networks that may or may not support end to end security. Despite our security measures, which include the development, operation and maintenance of systems and processes that are designed to protect consumer information and prevent fraudulent credit card transactions and other security breaches, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to error, malfeasance or other disruptions by a current or former employee or third-party provider and our failure to mitigate such fraud or breaches may adversely affect our operating results. Any such breach could compromise our systems and network and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to our operations, damage to our reputation, and a loss of confidence in our products and services, and our ability to keep personally identifiable information confidential, which could adversely affect our business.
We have been subject to cyber incidents from external sources including “brute force” and distributed denial of service attacks, as well as attacks that introduce fraudulent VoiP traffic. Although these incidents have not had a material adverse effect financially or on our ability to provide services, this may not continue to be the case going forward. There can be no assurance that cyber incidents will not occur in the future, potentially more frequently and/or on a more significant scale.
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
Sales of our UCaaS services to medium-sized and enterprise customers involve significant risks which, if not managed effectively, could materially and adversely affect our business and results of operations.
As we continue to expand our sales efforts to medium-sized and larger businesses, we may incur higher selling expense and longer, more complex, sales cycles. Customers in this market segment may also require bespoke features and integration services, increasing the complexity and expense related to the sales and delivery process. As a result, we may devote greater sales and support to these customers, which may result in increased costs and a strain on our support resources. These factors could materially and adversely affect our results of operations and our overall ability to grow our customer base.
Our ability to provide our telephony service and manage related customer accounts is dependent upon third-party facilities, equipment, and systems, the failure of which could cause delays of or interruptions to our service, damage our reputation, cause us to lose customers, limit our growth, and affect our financial condition.
Our success depends on our ability to provide quality and reliable telephony service, which is in part dependent upon the proper functioning of facilities and equipment owned and operated by third parties and is, therefore, beyond our control. Unlike traditional wireline telephone service or wireless service, our telephony service typically requires our customers to have an operative broadband Internet connection and an electrical power supply, which are provided by the customer's Internet service provider and electric utility company, respectively, and not by us. The quality of some broadband Internet connections may be too poor for customers to use our telephony services properly. In addition, if there is any interruption to a customer's broadband Internet service or electrical power supply, that customer will be unable to make or receive calls, including emergency calls, using our telephony service.
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
In order to access our consumer services, a customer needs to connect a standard telephone to a broadband Internet connection through a Vonage-enabled device that we provide. Although we closely monitor inventory levels, if we are unable to procure a sufficient number of devices from our suppliers in a timely manner, including as a result of a failure by a component supplier, we would be delayed in activating new customers and may lose these customers.
While we believe that relations with our current third party providers are good, and we have contracts in place with these vendors, there can be no guarantee that these third party providers will be able

11     VONAGE ANNUAL REPORT 2015

or willing to supply services to us in the future on commercially reasonable terms, or that we will be able to engage alternative or additional providers. We believe that we could replace our current third party providers, however, our ability to provide our UCaaS services may be impacted during any transition, which could have an adverse effect on our business, financial condition or results of operations.
We rely on third-party hardware and software that may be difficult to replace or may not perform adequately.
In some cases we rely on purchased or leased hardware and software licensed from third parties in order to provide our UCaaS services. For example, Broadsoft, Inc. provides us with infrastructure, call termination and origination services, and other hardware and software in connection with our Premier offerings. We also integrate third-party licensed software components into our platform. This hardware and software may not continue to be available on commercially reasonable terms or pricing or may fail to continue to be updated to remain competitive. The loss of the right to use this third party hardware or software may increase our expenses or impact the provisioning of our services. The failure of this third party hardware or software could materially impact the performance of our UCaaS services and may cause material harm to our business or results of operations.
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
Our UCaaS business is growing rapidly, and any inability to scale our business and grow efficiently could materially and adversely harm our business and results of operations.
As our UCaaS business expands, we will need to continue to improve our application architecture, integrate our products and applications across our technology platforms, integrate with third-party systems, and maintain infrastructure performance. We expect the number of users, the amount of data transferred and processed, the number of locations where our service is being used, and the volume of communications over our networks to continue to expand. To address this growth, we will need to scale our systems and customer services organization. Our ability to execute on these initiatives may impact system and network performance, customer satisfaction, and ultimately, sales and revenue. These efforts may also divert management resources. These factors may materially and adversely harm our business and results of operations.
We depend on third party vendors to supply, configure and deliver the phones that we sell. Any delays in delivery, or failure to operate effectively with our own servers and systems, may result in delay or failure of our services, which could harm our business, financial condition and results of operations.
We rely on Yealink Inc. and Polycom, Inc. to provide, and a single fulfillment agent to configure and deliver, the phones that we offer for sale to our customers that use our UCaaS services. If these third parties are unable to deliver phones of acceptable quality or quantity, or in a timely manner, we may be forced to offer replacements at a higher cost than what is currently contracted. In addition, these phones must interoperate with our servers and systems. If either of our providers changes the operation of their phones, we may be required to engage in development efforts to ensure that the new phones interoperate with our system. The failure of our vendor-supplied phones to operate effectively with our system could impact our customers’ ability to use our services and could cause customers to cancel our services, which may cause material harm to our business or results of operations.
We market our products and services to small and medium-sized businesses, which may be disproportionately impacted by fluctuations in economic conditions.
We market our products to small and medium-sized businesses. Customers in this market may be affected by economic downturns to a greater extent, and may have more limited financial resources, than larger or more established businesses. If customers in our UCaaS markets experience financial hardship as a result of a weak economy, the demand for our services could be materially and adversely affected.
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

12     VONAGE ANNUAL REPORT 2015

customers’ or employees’ information at risk and could in turn have a material and adverse effect on our business.

If we fail to protect our internally developed systems, technology, and software and our trademarks, we may become involved in costly litigation or our business or brand may be harmed.
Our ability to compete effectively is dependent in large part upon the maintenance and protection of systems and software that we have developed internally based on open standards. While we own more than 100 issued U.S. patents (and a number of foreign patents) and more than 220 pending U.S. patent applications (and a number of foreign patent applications), we cannot patent much of the technology that is important to our business. Our pending patent applications may not be granted. Any issued patent that we own may be challenged, narrowed, invalidated, or circumvented. To date, we have relied on patent, copyright and trade secret laws, as well as confidentiality procedures and licensing arrangements, to establish and protect our rights to this technology. We typically enter into confidentiality agreements with our employees, consultants, customers, and vendors in an effort to control access to and distribution of technology, software, documentation, and other information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use this technology without authorization. Policing unauthorized use of this technology is difficult. The steps we take may not prevent misappropriation of the technology we rely on. In addition, effective protection may be unavailable or limited in some jurisdictions outside the United States, Canada, and the United Kingdom. Litigation may be necessary in the future to enforce or protect our rights or to determine the validity and scope of the rights of others. That litigation could cause us to incur substantial costs and divert resources away from our daily business, which in turn could materially adversely affect our business.
The unlicensed use of our brands by third parties could harm our reputation, cause confusion among our customers, and impair our ability to market our services. To that end, we have registered numerous trademarks and service marks and have applied for registration of our trademarks and service marks in the United States and abroad to establish and protect our brand names as part of our intellectual property strategy. If our applications receive objections or are successfully opposed by third parties, it may be difficult for us to prevent third parties from using our brand without our permission. Moreover, successful opposition to our applications might encourage third parties to make additional oppositions or commence trademark infringement proceedings against us, which could be costly and time consuming to defend against. If we decide to take limited or no action to protect our trademarks, our trademark rights may be diluted and subject to challenge or invalidation, which could materially and adversely affect our brand in the marketplace.
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
Certain rights to third party patents and technology may not be available, which may decrease the quality of our products or services or subject us to liability.
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
There has been substantial litigation in the UCaaS, VoIP, telecommunications, hosted services, and related industries regarding intellectual property rights and, given the rapid technological change in our industry and our continual development of new products and services, we and/or our commercial partners may be subject to infringement claims from time to time. For example, we may be unaware of filed patent applications and issued patents that could include claims that might be interpreted to cover our products and services. We have been subject to patent infringement claims in the past, are currently named as a defendant in several proceedings that relate to alleged patent infringement, and from time to time we receive letters from third parties offering an opportunity for us to obtain licenses to patents that may be relevant to our business or alleging that our services infringe upon third party patents or other intellectual property. See “Item 3. - Legal Proceedings-IP Matters.”
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

13     VONAGE ANNUAL REPORT 2015

>	cause us to change our business methods or services;

>	require us to cease certain business operations or offering certain products and services; and

>	lead to our bankruptcy or liquidation.

We rely on third parties to provide a portion of our customer service representatives, provide aspects of our E-911 service, which differs from traditional 911 service, and initiate local number portability for our customers. If these third parties do not provide our customers with reliable, high-quality service, our reputation will be harmed and we may lose customers.
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
We have been subject to periodic regulatory inquiries regarding our business practices, including an investigation settled in 2009 with a group of 32 states' attorneys general into certain of our business practices. There was no finding of any violation or wrongdoing by us, and the 32 states participating in the settlement released us and our affiliates from the matters investigated. On July 18, 2011, we entered into an amended settlement agreement initiated at our request to reflect revised business practices associated with our new “consumable” product offerings. Any similar claims or regulatory inquiries, whether successful or not, could require us to devote significant amounts of monetary or human resources to defend ourselves and could harm our reputation. We may need to spend significant amounts on our legal defense, senior management may be required to divert their attention from other portions of our business, new product launches may be deferred or canceled as a result of any proceedings, and we may be required to make changes to our present and planned products or services. If, as a result of any proceedings, a judgment is rendered or a decree is entered against us, it may materially and adversely affect our business, financial condition, and results of operations and harm our reputation.

14     VONAGE ANNUAL REPORT 2015

If we are unable to establish and expand effective strategic relationships our ability to grow revenues and offer new products under commercially attractive terms may be inhibited, which could adversely affect our business, results of operations, and financial condition.
An element of our strategy is to develop and maintain strategic relationships. We have or are pursuing relationships in the U.S. retail industry as well as with entities in the business markets. The continued development of these relationships may assist us in enhancing our brand, introducing our products and services to larger numbers and types of customers, developing and implementing new products and services, and generating additional revenue. We may not be able to enter into new relationships on economic terms favorable to us. In addition, if we lose any of our important strategic relationships or if strategic relationships fail to benefit us as expected, our ability to grow revenues and offer new products may be inhibited, which could adversely affect our business, results of operations, and financial condition. In addition, inefficiencies or fraud on the part of mass merchant retailers or vendors associated with our assisted selling programs could adversely affect our business, results of operations, and financial condition.
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
In addition to the risk of being directly subjected to regulation, decisions by foreign regulators to increase the charge for terminating international calls into their countries may adversely impact our ability to attract and retain international long distance customers in the U.S., U.K., and Canada. For example, our Vonage World offering includes calling to over 60 countries. Regulatory actions in any of these countries, which has occurred in the past, could cause increased costs, impact margin, cause us to remove a country from Vonage World, and impact churn and gross line additions. These regulatory actions may be taken without notice and cause us to react quickly to changing market conditions. These efforts could divert management’s efforts and attention from ordinary business operations which could materially and adversely affect our results of operations.
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
Some of our research and development personnel and facilities are located in Israel. Political, economic and military conditions in Israel directly affect our operations. For example, increased violence or armed conflict in the Middle East may disrupt travel and communications in the region, harming our operations there. Furthermore, some of our employees in Israel are obligated to perform up to 36 days of military reserve duty annually and may be called to active duty in a time of crisis. The absence of these employees for significant periods may cause us to operate inefficiently during these periods.
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
In the United States, there continues to be some uncertainty regarding whether suppliers of broadband Internet access have a legal obligation to allow their customers to access and use our service without interference. On February 26, 2015, the FCC adopted neutrality rules that would protect against interference by suppliers of broadband Internet access. Several parties filed appeals which are pending at the

15     VONAGE ANNUAL REPORT 2015

D.C. Circuit Court of Appeals. Oral arguments at the D.C. Circuit Court of Appeals were held on December 4, 2015.
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
The debt agreements governing our financing contain restrictions that may limit our flexibility in operating our business or executing on our acquisition strategy.
On July 27, 2015, we entered into a credit agreement (the “2015 Credit Facility”) consisting of a $100,000 senior secured term loan and a $250,000 revolving credit facility. The 2015 Credit Facility contains customary representations and warranties and affirmative covenants that limit our ability and/or the ability of certain of our subsidiaries to engage in specified types of transactions. These covenants and other restrictions may under certain circumstances limit, but not necessarily preclude, our and certain of our subsidiaries’ ability to, among other things:

>	consolidate or merge;

>	create liens;

>	incur additional indebtedness;

>	dispose of assets;

>	consummate acquisitions;

>	make investments; or

>	pay dividends and other distributions.
Under the 2015 Credit Facility, we are required to comply with the following financial covenants: specified maximum consolidated leverage ratio, specified minimum consolidated fixed coverage charge ratio, minimum cash position and maximum capital expenditures. Our ability to comply with such financial and other covenants may be affected by events beyond our control, so we may not be able to comply with these covenants. A breach of any such covenant could result in a default under the 2015 Credit Facility. In that case, the lenders could elect to declare due and payable immediately all amounts due under the 2015 Credit Facility, including principal and accrued interest.
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
Under our credit card processing agreements with our Visa, MasterCard, American Express, and Discover credit card processors, the credit card processor has the right, in certain circumstances, including adverse events affecting our business, to impose a holdback of our advanced payments purchased using a Visa, MasterCard, American Express, or Discover credit card, as applicable, or demand additional reserves or other security. If circumstances were to occur that would allow any of these processors to reinstate a holdback, the negative impact on our liquidity likely would be significant. In addition, our Visa and MasterCard credit card processing agreement may be terminated by the credit card processor at its discretion if we are deemed

16     VONAGE ANNUAL REPORT 2015

to be financially insecure. As a significant portion of payments to us are made through Visa and MasterCard credit cards, if the credit card processor does not assist in transitioning our business to another credit card processor, the negative impact on our liquidity likely would be significant. There were no cash reserves and cash-collateralized letters of credit with any credit card processors as of December 31, 2015.
We have incurred cumulative losses since our inception and may not achieve consistent profitability in the future.
While we achieved net income attributable to Vonage of $22,655 for the year ended December 31, 2015, our accumulated deficit is $655,020 from our inception through December 31, 2015, which included the release of $325,601 of the valuation allowance recorded against our net deferred tax assets that we recorded as a one-time non-cash income tax benefit for the year ended December 31, 2011. Although we believe we will achieve consistent profitability in the future, we ultimately may not be successful. We believe that our ability to achieve consistent profitability will depend, among other factors, on our ability to continue to achieve and maintain substantive operational improvements and structural cost reductions while maintaining and growing our net revenues. In addition, certain of the costs of our business are not within our control and may increase. For example, we and other telecommunications providers are subject to regulatory termination charges imposed by regulatory authorities in countries to which customers make calls, such as India where regulatory authorities have been petitioned by local providers to consider termination rate increases. As we attract additional international long distance callers, we will be more affected by these increases to the extent that we are unable to offset such costs by passing through price increases to customers.
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
As of December 31, 2015, Mr. Citron beneficially owned approximately 9.8% of our outstanding common stock, including outstanding securities exercisable for common stock within 60 days of such date. As a result, Mr. Citron is able to exert significant influence over all matters presented to our stockholders for approval, including election and removal of our directors and change of control transactions. In addition, as our non-executive Chairman, Mr. Citron has and will continue to have influence over our strategy and other matters as a board member. Mr. Citron’s interests may not always coincide with the interests of other holders of our common stock.
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
In addition, a change of control would constitute an event of default under our 2015 Credit Facility. Upon the occurrence of an event of default, the lenders could elect to declare due and payable immediately all amounts due under our 2015 Credit Facility, including principal and accrued interest, and may take action to foreclose upon the collateral securing the indebtedness.
Under our 2015 Credit Facility, a “change of control” would result from the occurrence of, among other things, the acquisition by any person or group (other than Mr. Citron and his majority-controlled affiliates) of 35% or more of the voting and/or economic interest of our outstanding common stock on a fully-diluted basis.
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

ITEM 1B. Unresolved Staff Comments

17     VONAGE ANNUAL REPORT 2015

Not applicable.

ITEM 2. Properties
The following is a summary of our offices and locations:

Location	Business Use	Square Footage	Lease Expiration Date
Holmdel, New Jersey	Corporate Headquarters, Network Operations, Customer Services, Sales and Marketing, Administration	350,000	2023
New York, New York	Sales and Marketing	10,166	2025
Dallas, Texas	Sales and Marketing	5,567	2021
Atlanta, Georgia	Sales and Marketing, Administration, and Product Development	78,932	2020
Scottsdale, Arizona	Network Operations, Customer Services, Administration	26,765	2021
Englewood, Colorado	Sales and Marketing	9,573	2020
Minneapolis, Minnesota	Sales and Marketing	2,206	2017
Murray, Utah	Sales and Marketing	1,062	2017
Oak Brook, Illinois	Sales and Marketing	4,890	2019
Dallas, Texas	Sales and Marketing	2,776	2016
Denver, Colorado	Network Operations, Customer Services, Sales and Marketing, Administration	13,324	2016
McLean, Virginia	Network Operations, Customer Services, Sales and Marketing, Administration	24,343	2017
Columbia, Maryland	Sales and Marketing	3,513	2016
Chicago, Illinois	Sales and Marketing	450	2016
Philadelphia, Pennsylvania	Network Operations, Customer Services, Sales and Marketing	5,795	2020
London, United Kingdom	Sales and Marketing, Administration	3,472	2020
Tel Aviv, Israel	Application Development	7,158	2020
		549,992
We believe that the facilities that we occupy are adequate for our current needs and do not anticipate leasing any material additional space.

18     VONAGE ANNUAL REPORT 2015

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
IP Matters
Bear Creek Technologies, Inc. On February 22, 2011, Bear Creek Technologies, Inc. (“Bear Creek”) filed a lawsuit against Vonage Holdings Corp., Vonage America Inc., Vonage Marketing LLC, and Aptela Inc. (the latter two entities being former subsidiaries of Vonage Holdings Corp. now merged into Vonage America Inc. and Vonage Business Inc., respectively) in the United States District Court for the Eastern District of Virginia alleging that Vonage’s and Aptela’s products and services are covered by United States Patent No. 7,889,722, entitled “System for Interconnecting Standard Telephony Communications Equipment to Internet Protocol Networks” (the “'722 Patent”). The suit also named numerous other defendants. On August 17, 2011, the Court dismissed Bear Creek’s case against the Vonage entities and Aptela, and all but one of the other defendants. Later, on August 17, 2011, Bear Creek re-filed its complaint in the United States District Court for the District of Delaware against the same Vonage entities; and re-filed its complaint against Aptela in the United States District Court for the Eastern District of Virginia against Aptela. On May 2, 2012, the litigations against Vonage and Aptela were consolidated for pretrial proceedings with twelve other actions in the District of Delaware. Vonage filed an answer to Bear Creek’s complaint, including counterclaims of non-infringement and invalidity of the ‘722 patent. Aptela, which filed a motion to dismiss Bear Creek’s complaint on September 27, 2011, has not yet answered, as its motion remains pending. On November 5, 2012, Bear Creek filed an answer to Vonage’s counterclaims. On July 17, 2013, the Court stayed the case pending resolution of the reexamination of the ‘722 patent requested by Cisco Systems, Inc. (“Cisco”), described below. On May 5, 2015, the Court closed the case, with leave to reopen if further attention by the Court is required.
A request for reexamination of the validity of the ‘722 Patent was filed on September 12, 2012 by Cisco. Cisco’s request was granted on November 28, 2012. On March 24, 2014, the United States Patent and Trademark Office issued an Action Closing Prosecution, confirming its rejection of all claims of the ‘722 patent. On November 14, 2014, Bear Creek submitted its Appeal of the Action Closing Prosecution to the Patent Trial and Appeal Board. On December 29, 2015, Bear Creek’s Appeal was denied and the Examiner’s rejection of the ‘722 patent was affirmed.
RPost Holdings, Inc. On August 24, 2012, RPost Holdings, Inc., RPost Communications Limited, and RMail Limited (collectively,

“RPost”) filed a lawsuit against StrongMail Systems, Inc. (“StrongMail”) in the United States District Court for the Eastern District of Texas alleging that StrongMail’s products and services, including its electronic mail marketing services, are covered by United States Patent Nos. 8,224,913, 8,209,389, 8,161,104, 7,966,372, and 6,182,219. On February 11, 2013, RPost filed an amended complaint, adding 27 new defendants, including Vonage America Inc. RPost’s amended complaint alleges willful infringement of the RPost patents by Vonage and each of the other new defendants because they are customers of StrongMail. StrongMail has agreed to fully defend and indemnify Vonage in this lawsuit. Vonage answered the complaint on May 7, 2013. On January 30, 2014, RPost informed the Court that it is ready for a scheduling conference; the Court has not yet scheduled a conference. On September 17, 2015, the Court ordered the consolidation for pre-trial purposes of this case with other cases by RPost against third-parties Epsilon Data Management, LLC., Experian Marketing Solutions, LLC, and Vocus, Inc. The lead case has been administratively closed and stayed since January 30, 2014 due to multiple pending actions by third parties regarding ownership of the patents at issue. On December 1, 2015, the parties in the consolidated actions filed their most recent joint notice regarding status of the co-pending actions. Plaintiffs requested that the stay be lifted, while defendants maintain that the stay should remain in place.
AIP Acquisition LLC. On January 3, 2014, AIP Acquisition LLC (“AIP”), filed a lawsuit against Vonage Holdings Corp., Vonage America, Inc., and Vonage Marketing LLC in the U.S. District Court for the District of Delaware alleging that Vonage’s products and services are covered by United States Patent No. 7,269,247. Vonage filed an answer and counterclaims on February 25, 2014. AIP filed an amended complaint on March 18, 2014, which Vonage answered on April 4, 2014. On April 8, 2014, the Court ordered a stay of the case pending final resolution of non-party Level 3’s inter partes review request of United States Patent No. 7,724,879, which is a continuation of the ‘247 patent. On October 8, 2014, the Patent Office issued a Final Written Decision, finding all challenged claims of the ‘879 patent to be invalid. On November 10, 2015, the Federal Circuit rejected AIP’s appeal and affirmed the Patent Office’s rejection of the ‘879 patent.
A second request for inter partes review of the ‘879 patent was made by Cisco on December 12, 2013 and granted by the Patent Office on May 27, 2014. On May 20, 2015, the Patent Office issued a Final Written Decision, finding all challenged claims of the ‘879 patent to be invalid. On July 17, 2015, AIP filed a Notice of Appeal to the Patent Office’s rejection. AIP’s request to voluntarily dismiss its appeal was granted on December 2, 2015.
Cisco petitioned for inter partes review of the ‘247 patent on November 25, 2014. On May 20, 2015, the Patent Office granted Cisco’s request, setting oral argument for January 27, 2016.
Commercial Litigation
Merkin & Smith, et als. On September 27, 2013, Arthur Merkin and James Smith filed a putative class action lawsuit against Vonage America, Inc. in the Superior Court of the State of California, County of Los Angeles, alleging that Vonage violated California’s Unfair Competition Law by charging its customers fictitious 911 taxes and fees. On October 30, 2013, Vonage filed a notice removing the case to the United States District Court for the Central District of California. On November 26, 2013, Vonage filed its Answer to the Complaint. On December 4, 2013, Vonage filed a Motion to Compel Arbitration, which the Court denied on February 4, 2014. On March 5, 2014, Vonage appealed that decision to the United States Court of Appeals for the Ninth Circuit. On March 26, 2014, the district court proceedings were stayed pending the appeal. Oral argument on the appeal took place on February 2, 2016.
Regulation
Telephony services are subject to a broad spectrum of state and federal regulations. Because of the uncertainty over whether Voice

19     VONAGE ANNUAL REPORT 2015

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
Federal - Net Neutrality
Clear and enforceable net neutrality rules make it more difficult for broadband Internet service providers to block or discriminate against Vonage service. In addition, explicitly applying net neutrality rules to wireless broadband Internet service providers could create greater opportunities for VoIP applications that run on wireless broadband Internet service. In December 2010, the FCC adopted net neutrality rules that applied strong net neutrality rules to wired broadband Internet service providers and limited rules to wireless broadband Internet service providers. On January 14, 2014, the D.C. Circuit Court of Appeals vacated a significant portion of the 2010 rules. On May 15, 2014, the FCC issued a Notice of Proposed Rulemaking (NPRM) proposing new net neutrality rules. After public response to the NPRM, the FCC adopted new neutrality rules on February 26, 2015. These rules prohibit broadband Internet service providers from: (1) blocking or throttling lawful content applications, or services; (2) imposing paid prioritization arrangements; and (3) unreasonably interfering or unreasonably disadvantaging consumers or edge providers. In addition, broadband Internet service providers are required to make certain disclosures regarding their network management practices, network performance, and commercial terms. These net neutrality rules apply the same requirements to wired and wireless broadband Internet service providers. Several parties have filed appeals which are pending at the D.C. Circuit Court of Appeals. Oral arguments at the D.C. Circuit Court of Appeals were held on December 4, 2015.
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
Federal - Rural Call Completion Issues

On February 7, 2013, the FCC released a Notice of Proposed Rulemaking (NPRM) on rural call completion issues. The NPRM proposed new detailed reporting requirements to gauge rural call completion performance. Rural carriers have argued that VoIP provider call completion performance to rural areas is generally poor. On October 28, 2013, the FCC adopted an order on rural call completion imposing new reporting obligations and restricting certain call signaling practices. The call signaling rules went into effect on January 31, 2014.  We filed for extensions of the rules, which the FCC granted, and as of April 17, 2014, we were compliant with the FCC call signaling rules.  The effective date for the reporting requirements was April 1, 2015 with the first report covering the 2nd quarter of 2015 due August 1, 2015. We could be subject to an FCC enforcement action in the future in the event the FCC took the position that our rural call completion performance is inadequate or we were not compliant with the FCC’s order.
Federal - Numbering Rights
On April 18, 2013, the FCC issued a Notice of Proposed Rulemaking (NPRM) that proposed to modify FCC rules to allow VoIP providers to directly access telephone numbers. In addition, the FCC granted a waiver from its existing rules to allow Vonage to conduct a trial of direct access to telephone numbers. The trial would allow the FCC to obtain real-world data on direct access to telephone numbers by VoIP providers to inform consideration of the NPRM. Direct access to telephone numbers would facilitate IP to IP interconnection, which may allow VoIP providers to provide higher quality, lower cost services, promote the deployment of innovative new voice services, and experience reductions in the cost of telephony services. Vonage successfully completed the trial in certain markets and filed the required reports on the trial with the FCC. On January 31, 2014, the FCC Wireline Competition Bureau issued a positive report on the trial, concluding that Vonage's successful trial confirmed the technical feasibility of interconnected VoIP providers obtaining telephone numbers directly from the numbering administrators. On June 18, 2015, the FCC adopted an order that modifies its rules to allow interconnected VoIP providers to directly access telephone numbers. Part of the order requires approval from the Office of Management and Budget ("OMB") prior to the rule change becoming effective. On February 4, 2016, the FCC announced that OMB had approved the order and would begin accepting applications for authorization beginning on February 18, 2015. On December 23, 2015, the National Association of Regulatory Utility Commissioners filed an appeal of the June 18, 2015 FCC order at the D.C. Circuit Court of Appeals. This appeal is pending.
State Telecommunications Regulation
In general, the focus of interconnected VoIP telecommunications regulation is at the federal level. On November 12, 2004, the FCC issued a declaratory ruling providing that our service is subject to federal regulation and preempted the Minnesota Public Utilities Commission (“MPUC”) from imposing certain of its regulations on us. The FCC's decision was based on its conclusion that our service is interstate in nature and cannot be separated into interstate and intrastate components. On March 21, 2007, the United States Court of Appeals for the 8th Circuit affirmed the FCC's declaratory ruling preempting state regulation of our service.
While this ruling does not exempt us from all state oversight of our service, it effectively prevents state telecommunications regulators from imposing certain burdensome and inconsistent market entry requirements and certain other state utility rules and regulations on our service. State regulators continue to probe the limits of federal preemption in their attempts to apply state telecommunications regulation to interconnected VoIP service. On July 16, 2009, the Nebraska Public Service Commission and the Kansas Corporation Commission filed a petition with the FCC seeking a declaratory ruling or, alternatively, adoption of a rule declaring that state authorities may apply universal service funding requirements to nomadic VoIP providers. We participated in the FCC proceedings on the petition. On November 5, 2010, the FCC issued a declaratory ruling that allowed states to assess state USF on nomadic VoIP providers on a going forward basis provided that the states comply with certain conditions to ensure that imposing state USF does not conflict with federal law or policy. More recently on July 28, 2015, the MPUC found that it has authority to regulate Charter’s fixed, interconnected VoIP service.

20     VONAGE ANNUAL REPORT 2015

Charter challenged the MPUC’s order at the U.S. District Court for Minnesota. This challenge is currently pending. We expect that state public utility commissions and state legislators will continue their attempts to apply state telecommunications regulations to nomadic VoIP service.
State and Municipal Taxes
In accordance with generally accepted accounting principles, we make a provision for a liability for taxes when it is both probable that a liability has been incurred and the amount of the liability or range of liability can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. For a period of time, we did not collect or remit state or municipal taxes (such as sales, excise, utility, use, and ad valorem taxes), fees or surcharges (“Taxes”) on the charges to our customers for our services, except that we historically complied with the New Jersey sales tax. We have received inquiries or demands from a number of state and municipal taxing and 911 agencies seeking payment of Taxes that are applied to or collected from customers of providers of traditional public switched telephone network services. Although we have consistently maintained that these Taxes do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations, we are now collecting and remitting sales taxes in certain of those states including a number of states that have changed their statutes to expressly include VoIP. In addition, many states address how VoIP providers should contribute to support public safety agencies, and in those states we remit fees to the appropriate state agencies. We could also be contacted by state or municipal taxing and 911 agencies regarding Taxes that do explicitly apply to VoIP and these agencies could seek retroactive payment of Taxes. As such, we have a reserve of $3,903 as of December 31, 2015 as our best estimate of the potential tax exposure for any retroactive assessment. We believe the maximum estimated exposure for retroactive assessments is approximately $12,000 as of December 31, 2015.

ITEM 4. Mine Safety Disclosures
Not Applicable.

21     VONAGE ANNUAL REPORT 2015

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

	Price Range of Common Stock
	High	Low
2015
Fourth quarter	$7.42	$5.61
Third quarter	$6.69	$4.59
Second quarter	$5.20	$4.44
First quarter	$5.16	$3.74
2014
Fourth quarter	$3.96	$3.10
Third quarter	$4.01	$3.17
Second quarter	$4.50	$3.33
First quarter	$4.96	$3.25

Holders
At January 31, 2016, we had approximately 445 stockholders of record. This number does not include beneficial owners whose shares are held in street name.
Dividends
We have never paid cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock for at least the next 12 months. We intend to retain all of our earnings, if any, for general corporate purposes, and, if appropriate, to finance the expansion of our business.

Stock Performance Graph
The graph below compares the cumulative total return of

our common stock between December 31, 2010 and December 31, 2015, with the cumulative total return of (1) the S&P 500 Index, (2) the NASDAQ Telecom Index and (3) the NYSE Composite Index. This graph assumes the investment of $100 on December 31, 2010 in our common stock, the S&P 500 Index, the NASDAQ Telecom Index and the NYSE Composite Index, and assumes the reinvestment of dividends, if any.
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

22     VONAGE ANNUAL REPORT 2015

COMPARISON OF THE CUMULATIVE TOTAL RETURN ON COMMON STOCK BETWEEN DECEMBER 31, 2010 AND DECEMBER 31, 2015
Among Vonage Holdings Corp., the S&P 500 Index, the NASDAQ Telecom Index and the NYSE Composite Index.

	December 31,
	2011	2012	2013	2014	2015
Vonage Holdings Corp.	$109.38	$105.80	$148.66	$170.09	$256.25
S&P 500 Index	$100.00	$113.40	$146.97	$163.71	$162.52
NASDAQ Telecom Index	$87.38	$89.13	$110.54	$120.38	$111.36
NYSE Composite Index	$93.89	$106.02	$130.59	$136.10	$123.91

Common Stock repurchases

See Note 8 – Common Stock of the Notes to Financial Statements (Part IV of this Form 10-K) for information regarding common stock repurchases by quarter.
On February 7, 2013, Vonage's Board of Directors discontinued the remainder of the $50,000 repurchase program, announced on July 25, 2012, effective at the close of business on February 12, 2013, with $16,682 remaining, and authorized a new program to repurchase up to $100,000 of the Company's outstanding shares. The 2013 $100,000 repurchase program expired on December 31, 2014, with $219 remaining.
On December 9, 2014, Vonage's Board of Directors authorized a new program for the Company to repurchase up to $100,000 of its outstanding common stock. Repurchases under the 2014 $100,000 repurchase program are expected to be made over a four-year period beginning in 2015. Under this program, the timing and amount of repurchases will be determined by management based on its evaluation of market conditions, the trading price of the stock and will vary based on available capital resources and other financial and operational performance, market conditions, securities law limitations, and other factors. Repurchases may be made in the open market or through private transactions from time to time. The repurchases will be made using available cash balances. In any period, cash used in financing activities related to common stock repurchases may differ from the comparable change in stockholders' equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash.
During the three months ended December 31, 2015, we did not repurchase Vonage Holdings Corp. common stock. As of December 31, 2015, approximately $84,805 remained of our 2014 $100,000 repurchase program.

23     VONAGE ANNUAL REPORT 2015

ITEM 6. Selected Financial Data
The following table sets forth our selected historical financial information. The statement of operations and cash flow data for the years ended December 31, 2015, 2014, and 2013 and the balance sheet data as of December 31, 2015 and 2014 are derived from our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The statement of operations and cash flow data for the years ended December 31, 2012 and 2011 and the balance sheet data as of

December 31, 2013, 2012 and 2011 are derived from our audited consolidated financial statements and related notes not included in this Annual Report on Form 10-K. The results included below and elsewhere are not necessarily indicative of our future performance. You should read this information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

24     VONAGE ANNUAL REPORT 2015

	For the years ended December 31,
(In thousands, except per share amounts)	2015 (1)	2014 (2)	2013 (3)	2012	2011
Statement of Operations Data:
Total revenues	$895,072	$868,854	$829,067	$849,114	$870,323

Operating Expenses:
Cost of services (4) (5)	261,768	231,383	237,244	259,224	267,338
Cost of goods sold	34,210	36,500	37,586	39,133	41,756
Sales and marketing (5)	347,896	373,737	366,307	340,130	319,851
Engineering and development (5)	27,220	20,869	14,794	17,304	16,089
General and administrative (5)	109,153	98,780	83,107	70,127	71,888
Depreciation and amortization	61,833	49,514	36,054	33,324	37,051
Loss from abandonment of software assets	—	—	—	25,262	—
	842,080	810,783	775,092	784,504	753,973
Income from operations	52,992	58,071	53,975	64,610	116,350
Other Income (Expense):
Interest income	89	207	307	109	135
Interest expense	(8,786)	(6,823)	(6,557)	(5,986)	(17,118)
Change in fair value of embedded features within notes payable and stock warrant	—	—	—	—	(950)
Loss on extinguishment of notes	—	—	—	—	(11,806)
Other (expense) income, net	(842)	11	(104)	(11)	(271)
	(9,539)	(6,605)	(6,354)	(5,888)	(30,010)
Income from continuing operations before income tax expense	43,453	51,466	47,621	58,722	86,340
Income tax (expense) benefit	(18,418)	(21,759)	(18,194)	(22,095)	322,704
Income from continuing operations	$25,035	$29,707	$29,427	$36,627	$409,044
Loss from discontinued operations	(1,615)	(10,260)	(1,626)	—	—
Loss on disposal, net of taxes	(824)	—	—	—	—
Discontinued operations	(2,439)	(10,260)	(1,626)	—	—
Net Income	22,596	19,447	27,801	36,627	409,044
Plus: Net loss from discontinued operations attributable to noncontrolling interest	$59	$819	$488	$—	$—
Net income attributable to Vonage	$22,655	$20,266	$28,289	$36,627	$409,044
Net Income per common share - continuing operations:
Basic	$0.12	$0.14	$0.14	$0.16	$1.82
Diluted	$0.11	$0.14	$0.13	$0.16	$1.69
Net Loss per common share - discontinuing operations attributable to Vonage:
Basic	(0.01)	(0.04)	(0.01)	—	—
Diluted	(0.01)	(0.04)	(0.01)	—	—
Net Income per common share - attributable to Vonage:
Basic	0.11	0.10	0.13	0.16	1.82
Diluted	0.10	0.09	0.13	0.16	1.69
Weighted-average common shares outstanding:
Basic	213,147	209,822	211,563	224,264	224,324
Diluted	224,110	219,419	220,520	232,633	241,744

25     VONAGE ANNUAL REPORT 2015

	For the years ended December 31,
(dollars in thousands)	2015 (1)	2014 (2)	2013 (3)	2012	2011
Statement of Cash Flow Data:
Net cash provided by operating activities	$129,731	$92,542	$88,243	$119,843	$146,786
Net cash used in investing activities	(152,696)	(118,528)	(120,985)	(25,472)	(37,604)
Net cash provided by (used in) financing activities	40,205	(14,239)	21,891	(56,257)	(130,138)

	December 31,
(dollars in thousands)	2015 (1)	2014 (2)	2013 (3)	2012	2011
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$67,634	$47,959	$84,663	$97,110	$58,863
Property and equipment, net	49,483	49,630	52,243	60,533	67,978
Goodwill and intangible assets, net	360,305	253,376	160,477	6,681	9,056
Total deferred tax assets, including current portion, net	226,572	247,016	264,900	306,113	325,601
Restricted cash	2,587	3,405	4,405	5,656	6,929
Total assets	784,566	674,460	642,158	547,042	565,312
Total notes payable and indebtedness under revolving credit facility, including current portion (6)	210,392	156,032	121,075	42,153	69,930
Capital lease obligations	7,761	10,201	13,090	15,561	17,665
Total liabilities	395,825	330,963	304,122	225,627	265,745
Redeemable noncontrolling interest	—	—	(38)	—	—
Total stockholders’ equity	388,741	343,497	338,074	321,415	299,567

(1) The year ended December 31, 2015 includes the impacts of the acquisition of iCore, which was completed in the third quarter and the acquisition of Simple Signal, which was completed in the second quarter.

(2) The year ended December 31, 2014 includes the impact of the acquisition of Telesphere Networks Ltd., which was completed in the fourth quarter.

(3) The year ended December 31, 2013 includes the impact of the acquisition of Vocalocity Inc., which was completed in the fourth quarter.

(4) Excludes depreciation and amortization of $24,868 for 2015, $19,405 for 2014, $14,892 for 2013, $15,115 for 2012, and $15,824 for 2011.

(5) As the Company's business evolves, positioning us as a Unified Communications as a Service ("UCaaS") provider, we have made certain changes to our income statement presentation. Sales expenses have been separated from selling, general, and administrative expenses and combined with marketing in a new sales and marketing caption. A new caption, engineering and development, has also been reclassified from selling, general and administrative expenses. The remaining selling, general and administrative expenses, after the above reclassifications, have been renamed as general and administrative expenses. The reclassifications have been reflected in all periods presented.

(6) Certain reclassifications have been made to prior year's balance sheet in order to conform to the current year's presentation due to the adoption of ASU 2015-03 and ASU 2015-15 in the third quarter of 2015.

26     VONAGE ANNUAL REPORT 2015

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

OVERVIEW

We are a leading provider of cloud communications services for businesses and consumers, offering a robust suite of feature-rich consumer and business communication solutions that offer flexibility, portability and ease-of-use across multiple devices.
Business Services
For our business services customers, we provide innovative, cloud-based Unified Communications as a Service, or UCaaS, solutions, comprised of integrated voice, text, video, data, collaboration, and mobile applications over our flexible, scalable Session Initiation Protocol (SIP) based Voice over Internet Protocol, or VoIP, network. Our products and services permit these customers to communicate with their customers and employees through any cloud-connected device, in any place, at any time without the often costly investment required with on-site equipment. We have a robust set of product families tailored to serve the full range of the business market, including the small and medium business, or SMB, mid-market, and enterprise segments. We provide customers with multiple deployment options, designed to provide the reliability and quality of service they demand. Through our cloud-based middleware solution, gUnify, we provide customers the ability to integrate our cloud communications platform with many SaaS business applications, including Google for Work, Zendesk, Salesforce’s Sales Cloud, Clio, and other CRM solutions.
During 2015, we organized our business solutions to support the full range of business customer, using two product families: Vonage Essentials, based on our proprietary call processing platform that is purpose-built for SMB and mid-market customers; and Vonage Premier, based on Broadsoft’s call processing platform in combination with other Vonage cloud based solutions, which serves larger customers, from mid-market businesses through large enterprises. We also organized our salesforce to address the full business market, delivering the right products to the right customer. We believe operating two platforms at scale enables us to deliver the right products and solutions to address the needs of diverse customers while maximizing our subscriber economics regardless of segment served. Revenues are generated primarily through the sale of subscriptions for our UCaaS services. Our revenue generation efforts are focused on customer acquisition and retention as well as providing additional services to existing customers as they grow and scale.
Our diverse customer base spans multiple industries, including manufacturing, automotive, legal, information technology, financial services, construction, real estate, engineering, healthcare, and non-profit.
Vonage Essentials. Vonage Essentials customers subscribe to our cloud-based communication services, delivered through our proprietary platform that is purpose-built for SMB and mid-market customers. Essentials provides a cost-effective, scalable, feature-rich solution, delivered over-the-top of a customer’s broadband, typically month-to-month without a commitment. Vonage Essentials is sold primarily through our direct telesales and online channels, and is increasingly sold through our channel partners and field sales teams. We believe the strength of the Vonage brand directly contributes to a lower-cost customer acquisition model and provides attractive subscriber economics.
Vonage Premier. Our Vonage Premier offerings are tailor-made for the large mid-market and enterprise segments. Vonage Premier is a feature-rich/fully managed solution that utilizes Broadsoft Inc.’s ("Broadsoft") enterprise-grade call processing platform, in combination with other Vonage cloud services like advanced contact center, video conferencing, speak2dial, infrastructure as a service (IaaS), and Virtual Desktop Infrastructure (VDI), and can be provided with high-level QoS, which is generally delivered over our national MPLS network, with 21 network Points of Presence (POPs) across the country. Customers value our proprietary provisioning and feature-management tool, named Zeus, which enables the rapid deployment of solutions directly by Vonage while giving full visibility to our channel partners and our customers. Further differentiating Vonage is our robust service delivery team comprised of team members specializing in project management, voice and data provisioning, and line number porting. This team is intensely focused on providing an outstanding customer experience, and is rapidly becoming a competitive differentiator.
Our Vonage Premier offering is sold through our channel partners, and our field and enterprise sales teams, and generally requires a three-year contract. We are a preferred provider for many of the largest master agents in the country, harnessing a network of over 20,000 sub agents selling both Vonage Premier and Vonage Essentials. We believe we have one of the largest multi-channel distribution sales platforms in our industry to serve the full range of business customers. We plan to capitalize on the growing adoption of cloud-based communications and collaboration solutions by continuing to expand our salesforce, expand into new markets, and enhance our relationships with existing customers to provide additional functionality and overall business value that can be achieved with our UCaaS platform.
Consumer Services
For our consumer services customers, we enable users to access and utilize our UCaaS services and features, via a single “identity,” either a number or user name, regardless of how they are connected to the Internet, including over 3G, LTE, Cable, or DSL broadband networks. This technology enables us to offer our consumer services customers attractively priced voice and messaging services and other features around the world on a variety of devices.
Our consumer services strategy is focused on the continued penetration of our core North American markets, where we will continue to provide value in international long distance and target under-served ethnic segments.
International long distance. As a part of our strategy, our primary focus in our domestic markets is serving the under-served ethnic segments in the United States with international calling needs. The markets for international long distance allow us to leverage our VoIP network by providing customers a low-cost and feature-rich alternative to services offered by telecom, cable, and international calling card providers. With our Vonage World product, we have successfully grown our international calling customer base in multiple ethnic markets.
To increase the visibility of our long distance plans, we have shifted an increasing portion of our marketing budget from broad national

27     VONAGE ANNUAL REPORT 2015

advertising as we target attractive segments of the international long distance market. We have inside sales channels where customers can subscribe to our services on-line or through our toll-free number, as well as a retail distribution channel through regional and national retailers.
For both our North American and international customers we provide mobile capability through our patented Vonage Extensions mobile app. Our mobile applications enable consumer services customers to make and receive phone calls on their mobile devices from anywhere they have a Wi-Fi or cellular data connection. Our customers have found value in our ability to deliver high-quality voice solutions coupled with useful features and services.
We generate revenue through the acquisition and retention of consumer services customers. We are focused on optimizing the consumer services business by increasing profitability to improve the strong cash flows of the business. Our focus on operations during the past five years has led to a significantly improved cost structure. We have implemented operational efficiencies throughout our business and have substantially reduced domestic and international termination costs per minute, as well as customer care costs. We achieved these structural costs reductions while concurrently delivering significantly improved network call quality and customer service performance. These improvements in customer experience have contributed to the stabilization in churn over recent periods. During 2015, we continued our disciplined focus on marketing efficiency by shifting customer acquisition spend to our higher performing channels, improving the quality of customers we acquire and driving lower churn, all of which drive higher customer life-time value. This focus has led to a reallocation of certain marketing spend to direct response and digital platforms and away from our assisted selling channel, which utilized direct face-to-face selling across multiple retail chains and community and event venues.
The result of these initiatives has been to create a strong cash flow business which provides financial stability, as well as cost synergies and structural advantages to our business serving the UCaaS business market.
Services outside of the United States. We currently have operations in the United States, United Kingdom, and Canada and believe that our low-cost Internet based communications platform enables us to cost effectively deliver voice and messaging services to other locations throughout the world. In December 2014 we announced plans to exit the Brazilian market for residential telephony services and wind down our joint venture operations in the country. The Company completed this process at the end of the first quarter of 2015. This decision underscores the Company’s focus on providing UCaaS solutions to domestic consumer services and SMB, medium and large enterprise customers, which offer higher investment return opportunities.
Trends in Our Industry
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
Regulation. Our business has developed in a relatively lightly regulated environment. The United States and other countries, however, are examining how VoIP services should be regulated. A November 2010 order by the FCC that permits states to impose state universal service fund obligations on VoIP service, discussed in Note 6 to our financial statements, is an example of efforts by regulators to determine how VoIP service fits into the telecommunications regulatory landscape. In addition to regulatory matters that directly address VoIP, a number of other regulatory initiatives could impact our business. One such regulatory initiative is net neutrality. In December 2010, the FCC adopted a revised set of net neutrality rules for broadband Internet service providers. These rules made it more difficult for broadband Internet service providers to block or discriminate against Vonage service. On January 14, 2014, the D.C. Circuit Court of Appeals vacated a significant portion of the 2010 rules. On May 15, 2014, the FCC issued a Notice of Proposed Rulemaking (NPRM) proposing new net neutrality rules. After public response to the NPRM, the FCC adopted new neutrality rules on February 26, 2015. Several parties have filed appeals which are pending at the D.C. Circuit Court of Appeals. Oral arguments at the D.C. Circuit Court of Appeals were held on December 4, 2015. See also the discussion under "Regulation" in Note 10 to our financial statements for a discussion of regulatory issues that impact us.
Key Operating Data
Through our acquisitions of Vocalocity, Telesphere, Simple Signal, and iCore, our business has substantially evolved in recent quarters, with business customers now accounting for a substantial and growing portion of overall revenues. To reflect this evolution, we have made certain changes to our key operating data and income statement presentation to provide greater visibility into the operating metrics of the business. The key changes to the income statement include the combination of sales and marketing expenses into a new sales and marketing caption, separated from selling, general, and administrative expenses. A new line item entitled engineering and development has also been created, reflecting the cost of developing new products and technologies and supporting our service platforms. The remaining selling, general and administrative expenses after the above reclassifications have been renamed general and administrative expenses. The reclassifications have been reflected in all periods presented and had no impact on net earnings previously reported.

28     VONAGE ANNUAL REPORT 2015

The table below includes key operating data that our management uses to measure the growth and operating performance of the consumer focused portion of our business:

Consumer	For the Years Ended December 31,
	2015	2014	2013
Revenues	676,046	774,410	821,359
Average monthly revenues per subscriber line	27.58	28.64	29.00
Subscriber lines (at period end)	1,940,825	2,144,681	2,361,131
Customer churn	2.3%	2.6%	2.5%

Revenues. Consumer revenues represents revenue from our consumer customers including revenues from our legacy business customers using Vonage VoIP products.
Average monthly revenues per subscriber line.  Average monthly revenues per subscriber line for a particular period is calculated by dividing our revenues for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. The simple average number of subscriber lines for the period is the number of subscriber lines on the first day of the period, plus the number of subscriber lines on the last day of the period, divided by two. Our average monthly revenues per subscriber line decreased from $28.64 for 2014 to $27.58 for 2015 due to the “$10 dollars a month for the first year” pricing structure implemented in 2015 and lower ILD pay-per-use revenue.
Subscriber lines.  Our subscriber lines include, as of a particular date, all paid subscriber lines from which a customer can make an outbound telephone call on that date. Our subscriber lines include fax lines, including fax lines bundled with subscriber lines in our small office home office calling plans and soft phones, but do not include our virtual phone numbers and toll free numbers, which only allow inbound telephone calls to customers. Subscriber lines decreased from 2,144,681 as of December 31, 2014 to 1,940,825 as of December 31, 2015, reflecting planned actions to enhance the profitability of the assisted sales channel by eliminating lower performing locations and restructuring the pricing offers, and to shift investment to our business market. In addition, beginning October 1, 2014, the Company no longer charges for second line mobile Extensions provided to customers, which resulted in a decrease in subscriber lines of 78,949. Future period subscriber line metrics will continue to reflect the reduction in paid subscriber lines resulting from this benefit to customers.

Customer churn.  Customer churn is calculated by dividing the number of customers that have terminated during a period by the simple average number of customers in a given period. The simple average number of customers during the period is the number of customers on the first day of the period, plus the number of customers on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first month after activation. Other companies may calculate customer churn differently, and their customer churn data may not be directly comparable to ours. Customer churn decreased to 2.3% for 2015 from 2.6% for 2014.The decrease was due primarily to our decision to maximize customer value by focusing marketing spend on higher return channels and away from assisted selling channels which had higher early life churn. Customer churn was 2.2% for the three months ended December 31, 2015, compared to 2.3% for the three months ended September 30, 2015 and 2.4% for the three months ended December 31, 2014. The decrease was due primarily to our decision to maximize customer value by focusing marketing spend on higher return channels and away from assisted selling channels which had higher early life churn. We monitor customer churn on a daily basis and use it as an indicator of the level of customer satisfaction. Customers who have been with us for a year or more tend to have a lower churn rate than customers who have not. In addition, our customers who are international callers generally churn at a lower rate than customers who are domestic callers. Our customer churn will fluctuate over time due to economic conditions, competitive pressures including promotional pricing targeting international long distance callers, marketplace perception of our services, and our ability to provide high quality customer care and network quality and add future innovative products and services. Customer churn differs from our previously reported average monthly customer churn in that our business customers are no longer included in this metric. See the discussion below for detail regarding churn impacting our business customers.

The table below includes key operating data that our management uses to measure the growth and operating performance of the business focused portion of our business:

Business	For the Years Ended December 31,
	2015	2014	2013
Revenues	219,026	94,444	7,708
Average monthly revenues per seat	42.79	32.44	N/A
Seats (at period end)	541,884	311,193	174,100
Revenue churn	1.2%	1.2%	N/A

Revenues. Business revenues includes revenues from our business customers from acquired entities and excludes revenues from our legacy business customers.
Average monthly revenues per seat.  Average monthly revenues per seat for a particular period is calculated by dividing our revenues for that period by the simple average number of seats for the period, and dividing the result by the number of months in the period. The simple average number of seats for the period is the number of seats on the first day of the period, plus the number of seats on the last day of the period, divided by two. Our average monthly revenues per seat increased from $32.44 for 2014 to $42.79 for 2015 due primarily to higher rate plan revenue from Telesphere which was acquired on December 15, 2014 and iCore, which was acquired on August 31, 2015.
Seats.  Our seats include, as of a particular date, all paid seats from which a customer can make an outbound telephone call on that date and virtual seats. Our seats exclude electronic fax lines and toll free numbers, which do not allow outbound telephone calls by customers. Seats increased from 311,193 as of December 31, 2014 to 541,884 as of December 31, 2015. This increase is due to continued

29     VONAGE ANNUAL REPORT 2015

growth in our business customers as we have increased marketing investment to attract these more profitable customers. It also includes 48,920 seats existing at Telesphere at the time of acquisition, 35,256 seats existing at Simple Signal at the time of acquisition, and 86,309 seats existing at iCore at the time of acquisition.
Revenue churn.  Revenue churn is calculated by dividing the monthly recurring revenue from customers that have terminated during a period by the simple average of the total monthly recurring revenue from all customers in a given period. The simple average of total monthly recurring revenue from all customers during the period is the total monthly recurring revenue on the first day of the period, plus the total monthly recurring revenue on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first month after activation. Other companies may calculate revenue churn differently, and their revenue churn data may not be directly comparable to ours. Revenue churn was flat at 1.2% for the year ended 2015 and 2014. Revenue churn was 1.1% for the three months ended December 31, 2015, 1.3% for the three months ended September 30, 2015, 1.5% for the three months ended December 31, 2014. The decrease in revenue churn was due to material improvements in customer retention within Essentials and Premier, as well as the addition of iCore's mid-market and enterprise customer base. We are continuing to invest in our overall quality of service, which includes customer care headcount and systems, billing systems, on-boarding processes and self-service options to ensure we scale our processes to our growth and continue to improve the overall customer experience.

OPERATING REVENUES

Revenues consist of services revenue and customer equipment and shipping revenue. Substantially all of our revenues are services revenue. For consumer customers in the United States, we offer domestic and international rate plans, including a variety of residential plans and mobile plans. The “Vonage World” plan, available in the United States and Canada, offers unlimited calling across the United States and Puerto Rico, unlimited international calling to over 60 countries including India, Mexico, and China, subject to certain restrictions, and free voicemail to text messages with Vonage Visual Voicemail. Each of our unlimited plans other than Vonage World offers unlimited domestic calling as well as unlimited calling to Puerto Rico, Canada, and selected European countries, subject to certain restrictions. Each of our basic plans offers a limited number of domestic calling minutes per month. We offer similar plans in Canada. Under our basic plans, we charge on a per minute basis when the number of domestic calling minutes included in the plan is exceeded for a particular month. International calls (except for calls to Puerto Rico, Canada and certain European countries under our unlimited plans and a variety of countries under international calling plans and Vonage World) are charged on a per minute basis. These per minute fees are not included in our monthly subscription fees. Through our acquisitions of Vocalocity, Telesphere, Simple Signal, and iCore, we offer SMB, mid-market, and enterprise customers several service plans with different pricing structures and contractual requirements ranging in duration from month-to-month to three years. The service plans include an array of basic and enhanced features applicable to the needs of SMB and SOHO customers. In addition, we provide managed equipment to business customers for which the customers pay a monthly fee. Customers also have the opportunity to purchase premium features for additional fees.
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

We derive most of our services revenue from monthly subscription fees that we charge our customers under our service plans. We also offer consumer fax service, virtual phone numbers, toll free numbers and other services, and charge an additional monthly fee for each service. We automatically charge these fees to our customers’ credit cards, debit cards, or electronic check payments (“ECP”), monthly in advance. We also automatically charge the per minute fees not included in our monthly subscription fees to our customers’ credit cards, debit cards or ECP monthly in arrears unless they exceed a certain dollar threshold, in which case they are charged immediately.
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
Cost of services. Cost of services primarily consists of fees that we pay to third parties on an ongoing basis in order to provide our services. These fees include:

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

30     VONAGE ANNUAL REPORT 2015

>	The cost of leasing from other companies the telephone numbers that we provide to our customers. We lease these telephone numbers on a monthly basis.

>	The cost of co-locating our regional data connection point equipment in third-party facilities owned by other companies, Internet service providers or collocation facility providers.

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

>	The cost of complying with FCC regulations regarding VoIP emergency services, which require us to provide enhanced emergency dialing capabilities to transmit 911 calls for our customers.

>	Taxes that we pay on our purchase of telecommunications services from our suppliers or imposed by government agencies such as Federal USF and related fees.

>	License fees for use of third party intellectual property.

>	The personnel and related expenses of certain network operations and technical support employees and contractors.
Cost of goods sold. Cost of goods sold primarily consists of costs that we incur when a customer first subscribes to our service. These costs include:

>
The cost of the equipment that we provide to consumer customers who subscribe to our service through our direct sales channel in excess of activation fees when an activation fee is collected. Business customers' purchased equipment is recorded on a net basis. The remaining cost of customer equipment is deferred up to the activation fee collected and amortized over the estimated average customer life.

>	The cost of the equipment that we sell directly to retailers.

>	The cost of shipping and handling for customer equipment, together with the installation manual, that we ship to customers.

>	The cost of certain products or services that we give customers as promotions.
Sales and marketing expense. Sales and marketing expense includes:

>
Advertising costs, which comprise a majority of our sales and marketing expense and include online, television, direct mail, alternative media, promotions, sponsorships, and inbound and outbound telemarketing.

>	Creative and production costs.

>	The costs to serve and track our online advertising.

>	Certain amounts we pay to retailers for activation commissions.

>	The cost associated with our customer referral program.

>	The personnel and related expenses of sales and marketing employees and contractors.

>	Transaction fees paid to credit card, debit card, and ECP companies and other third party billers such as iTunes, which may include a per transaction charge in addition to a percent of billings charge.

>	The cost of customer support and collections.

>	Systems and information technology support.
Engineering and development expense. Engineering and development expense includes:

>	The personnel and related expenses of developers responsible for new products and software engineers maintaining and enhancing existing products.
General and administrative expense. General and administrative expense includes:

>	Personnel and related costs for executive, legal, finance, and human resources employees and contractors.

>	Share-based expense related to share-based awards to employees, directors, and consultants.

>	Rent and related expenses.

>	Professional fees for legal, accounting, tax, public relations, lobbying, and development activities.

>	Acquisition related transaction and integration costs.

>	Litigation settlements.
Depreciation and amortization expenses. Depreciation and amortization expenses include:

>	Depreciation of our network equipment, furniture and fixtures, and employee computer equipment.

>	Depreciation of Company-owned equipment in use at customer premises.

>	Amortization of leasehold improvements and purchased and developed software.

>	Amortization of intangible assets (developed technology, customer relationships, non-compete agreements, patents, trademarks and trade names).

>	Loss on disposal or impairment of property and equipment.
Loss from abandonment of software assets. Loss from abandonment of software assets include:

>	Impairment of investment in software assets.

OTHER INCOME (EXPENSE)

Other Income (Expense) includes:

>	Interest income on cash and cash equivalents.

>	Interest expense on notes payable, patent litigation judgments and settlements, and capital leases.

>	Amortization of debt related costs.

>	Accretion of notes.

>	Realized and unrealized gains (losses) on foreign currency.

>	Gain (loss) on extinguishment of notes.

>	Realized gains (losses) on sale of marketable securities.

31     VONAGE ANNUAL REPORT 2015

RESULTS OF OPERATION

The following table sets forth, as a percentage of consolidated operating revenues, our consolidated statement of income for the periods indicated:

	For the Years Ended December 31,
	2015	2014	2013

Revenues	100%	100%	100%

Operating Expenses:
Cost of services (excluding depreciation and amortization)	29	27	29
Cost of goods sold	4	4	5
Sales and marketing	39	43	44
Engineering and development	3	2	2
General and administrative	12	11	10
Depreciation and amortization	7	6	4
	94	93	94
Income from operations	6	7	6
Other Income (Expense):
Interest income	—	—	—
Interest expense	(1)	(1)	(1)
Other expense, net	—	—	—
	(1)	(1)	(1)
Income from continuing operation before income tax expense	5	6	5
Income tax expense	(2)	(3)	(2)
Income from continuing operations	3	3	3
Loss from discontinued operations	—	(1)	—
Loss on disposal, net of taxes	—	—	—
Discontinued operations	—%	(1)%	—%
Net income	3%	2%	3%
Plus: Net loss from discontinued operations attributable to noncontrolling interest	—%	—%	—%
Net income attributable to Vonage	3%	2%	3%

32     VONAGE ANNUAL REPORT 2015

Summary of Results for the Years Ended December 31, 2015, 2014, and 2013

Revenues, Cost of Telephony Services and Cost of Goods Sold	For the years ended December 31,			Dollar Change 2015 vs. 2014	Dollar Change 2014 vs. 2013	Percent Change 2015 vs. 2014	Percent Change 2014 vs. 2013
(in thousands, except percentages)	2015	2014	2013
Revenues	$895,072	$868,854	$829,067	$26,218	$39,787	3%	5%
Cost of services (1)	261,768	231,383	237,244	30,385	(5,861)	13%	(2)%
Cost of goods sold	34,210	36,500	37,586	(2,290)	(1,086)	(6)%	(3)%

(1) Excludes depreciation and amortization of $24,868, $19,405, and $14,892, respectively.

2015 compared to 2014
Revenues. Revenues increased $26,218, or 3%, as a result of growth in Business revenue of $124,583 due to an increase in the number of Business seats as we have shifted marketing investment to attract these more profitable customers and the impact of Telesphere, which was acquired on December 15, 2014, the impact of Simple Signal, which was acquired on April 1, 2015, and the impact of iCore, which was acquired on August 31, 2015. This growth in Business revenue was offset by a decrease of $98,365 in Consumer revenue due to fewer subscriber lines reflecting planned actions to enhance the profitability of the assisted sales channel by eliminating lower performing locations and restructuring the pricing offers.
Cost of services.    The increase in cost of service of $30,385, or 13%, was primarily driven by higher technical care costs and network operations cost in support of growth in Business customers including the addition of Telesphere, Simple Signal, and iCore and higher USF and related fees imposed by government agencies, offset by a decrease in international usage costs.
Cost of goods sold. The decrease in cost of goods sold of $2,290, or 6%, was primarily due to a decrease in equipment costs of $7,901 and shipping and handling costs of $2,540 for our consumer customers due to lower new customer additions offset by an increase in customer equipment costs of $5,670 and installation costs of $880 for our business customers due to higher new customer additions. In addition, we provided a reserve of $1,358 related to inventory to be disposed of in the consumer business.

2014 compared to 2013
Revenues. The increase in revenues of $39,787, or 5%, was a result of growth in Business revenue of $86,736 due to the impact of VBS, which was acquired on November 15, 2013. This growth in Business revenue was offset by a decrease of $46,949 in Consumer revenue due to fewer subscriber lines reflecting planned actions to enhance the profitability of the assisted sales channel by eliminating lower performing locations and restructuring the pricing offers.
Cost of services.    The Company has reclassified certain personnel and related costs for network operations and customer care that are attributable to revenue generating activities from selling, general and administrative expense to cost of telephony services. The costs reclassified were $23,582 for the year ended December 31, 2013.
The decrease in cost of services of $5,861, or 2%, was primarily driven by a decrease in international usage of $10,938. This decrease was offset by an increase in USF and related fees imposed by government agencies of $1,231 and an increase of $4,484 in network operations and customer care personnel and related costs due to inclusion of VBS costs.
Cost of goods sold.     The decrease in cost of goods sold of $1,086, or 3%, was primarily due to a decrease in equipment costs for our consumer customers due to lower new customer additions of $3,469 offset by an increase in customer equipment costs of $3,041 driven by VBS.

33     VONAGE ANNUAL REPORT 2015

Sales and Marketing	For the years ended December 31,			Dollar Change 2015 vs. 2014	Dollar Change 2014 vs. 2013	Percent Change 2015 vs. 2014	Percent Change 2014 vs. 2013
(in thousands, except percentages)	2015	2014	2013
Sales and marketing	$347,896	$373,737	$366,307	$(25,841)	$7,430	(7)%	2%

2015 compared to 2014
Sales and marketing.    Sales and marketing expense decreased by $25,841, or 7%, due to a reduction in Consumer marketing reflecting planned actions to enhance the profitability of the assisted sales channel by eliminating lower performing locations offset by an increase in Business as we have shifted marketing investment to attract these more profitable customers.

2014 compared to 2013
Sales and marketing. Sales and marketing expense increased by $7,430, or 2%, due to ramping up of the assisted sales channel and agent commissions driven by VBS.

Engineering and Development	For the years ended December 31,			Dollar Change 2015 vs. 2014	Dollar Change 2014 vs. 2013	Percent Change 2015 vs. 2014	Percent Change 2014 vs. 2013
(in thousands, except percentages)	2015	2014	2013
Engineering and development	$27,220	$20,869	$14,794	$6,351	$6,075	30%	41%

2015 compared to 2014
Engineering and development. Engineering and development expense increased by $6,351, or 30%, due to incremental investment in new business products and services.

2014 compared to 2013
Engineering and development. Engineering and development expense increased by $6,075, or 41%, due to incremental investment in new business products and services.

General and Administrative	For the years ended December 31,			Dollar Change 2015 vs. 2014	Dollar Change 2014 vs. 2013	Percent Change 2015 vs. 2014	Percent Change 2014 vs. 2013
(in thousands, except percentages)	2015	2014	2013
General and administrative	$109,153	$98,780	$83,107	$10,373	$15,673	11%	19%

2015 compared to 2014
General and administrative. General and administrative expense increased by $10,373, or 11%, primarily due to the addition of Telesphere, Simple Signal, and iCore and incremental stock compensation of $6,500, partially offset by the elimination of our international growth initiative to focus on our more profitable business customers of $5,000 and lower legal fees of $4,500.

2014 compared to 2013
General and administrative. General and administrative expense increased by $15,673, or 19%, primarily due to the addition of VBS and incremental stock compensation of $3,200 and higher legal fees of $3,900, partially offset by the elimination of our international growth initiative to focus on our more profitable business customers of $800.

Depreciation and Amortization	For the years ended December 31,			Dollar Change 2015 vs. 2014	Dollar Change 2014 vs. 2013	Percent Change 2015 vs. 2014	Percent Change 2014 vs. 2013
(in thousands, except percentages)	2015	2014	2013
Depreciation and amortization	$61,833	$49,514	$36,054	$12,319	$13,460	25%	37%

2015 compared to 2014
Depreciation and amortization.    The increase in depreciation and amortization of $12,319, or 25%, was primarily due to the amortization of acquisition-related intangibles from the acquisition of Telesphere in December 2014, Simple Signal in April 2015, and iCore in August 2015.

2014 compared to 2013
Depreciation and amortization.    The increase in depreciation and amortization of $13,460, or 37%, was primarily due to an increase in intangibles amortization of $12,084 which included $12,552 acquisition-related intangibles for VBS, an increase in software amortization of $894, an increase in depreciation of network equipment, computer hardware, and furniture of $412. There was also a reclassification of $1,893 from depreciation and amortization to loss from discontinued operations in 2014 in connection with the discontinued operations from the Brazilian market that was completed in March 31, 2015.

34     VONAGE ANNUAL REPORT 2015

Other Income (Expense)	For the years ended December 31,			Dollar Change 2015 vs. 2014	Dollar Change 2014 vs. 2013	Percent Change 2015 vs. 2014	Percent Change 2014 vs. 2013
(in thousands, except percentages)	2015	2014	2013
Interest income	$89	$207	$307	$(118)	$(100)	(57)%	(33)%
Interest expense	(8,786)	(6,823)	(6,557)	(1,963)	(266)	(29)%	(4)%
Other income (expense), net	(842)	11	(104)	(853)	115	(7,755)%	111%
	$(9,539)	$(6,605)	$(6,354)

2015 compared to 2014
Interest income.    Interest income decreased $118, or 57%.
Interest expense.    The increase in interest expense of $1,963, or 29%, was due mainly to additional funds we borrowed in connection with our refinancing in August 2014, the funds we borrowed from the 2014 revolving credit facility in December 2014 in connection with the acquisition of Telesphere and in April 2015 in connection with the acquisition of Simple Signal, and the funds we borrowed from the 2015 revolving credit facility in August 2015 in connection with the acquisition of iCore.
Other income (expense), net.     Other income (expense), net changed by $853 in 2015 compared to 2014 due to currency fluctuation.

2014 compared to 2013
Interest income.     Interest income decreased $100, or 33%.
Interest expense.     The increase in interest expense of $266, or 4%, was due mainly to the funds we borrowed from the 2013 revolving credit facility in November 2013 in connection with the acquisition of Vocalocity and our refinancing in August 2014.
Other income (expense), net.     Other income (expense), net changed by $115 in 2014 compared to 2013.

Income Tax Expense	For the years ended December 31,			Dollar Change 2015 vs. 2014	Dollar Change 2014 vs. 2013	Percent Change 2015 vs. 2014	Percent Change 2014 vs. 2013
(in thousands, except percentages)	2015	2014	2013
Income tax expense	$(18,418)	$(21,759)	$(18,194)	$3,341	$(3,565)	15%	(20)%
Effective tax rate	43%	42%	38%

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
The provision also includes the federal alternative minimum tax and state and local income taxes in 2015, 2014, and 2013.

The effective tax rate is calculated by dividing income tax expense by income before income tax expense.

As of December 31, 2015, we had net operating loss carry forwards for United States federal and state tax purposes, including the NOLs of iCore, Simple Signal, Telesphere, and Vocalocity as of the date of acquisition, of $625,802 and $186,776, respectively, expiring at various times from years ending 2016 through 2035. In addition, we also had net operating loss carry forwards for United Kingdom tax purposes of $45,159 with no expiration date.

Discontinued Operations Attributable to Vonage	For the years ended December 31,			Dollar Change 2015 vs. 2014	Dollar Change 2014 vs. 2013	Percent Change 2015 vs. 2014	Percent Change 2014 vs. 2013
	2015	2014	2013
Loss from discontinued operations	$(1,615)	$(10,260)	$(1,626)	$8,645	$(8,634)	84%	(531)%
Loss on disposal, net of taxes	(824)	—	—	(824)	—	—%	—%
Discontinued operations	(2,439)	(10,260)	(1,626)	7,821	(8,634)	76%	(531)%
Loss from discontinued operations attributable to noncontrolling interest	59	819	488	(760)	331	(93)%	68%
Loss from discontinued operations attributable to Vonage	(2,380)	(9,441)	(1,138)	7,061	(8,303)	75%	(730)%

35     VONAGE ANNUAL REPORT 2015

2015 compared to 2014

Discontinued operations attributable to Vonage.    The loss from discontinued operations attributable to Vonage decreased by $7,061, or 75%. The loss from 2015 was due to $500 of costs associated with the wind down of our Brazilian operations in the first quarter of 2015 related to contract terminations and severance-related expenses, a loss on disposal of $824 related to the write-off of the noncontrolling interest of $907, foreign currency loss on intercompany loan forgiveness of $783, and residual cumulative translation of $192, partially offset by a tax benefit of $1,058 and a lower portion of loss attributable to noncontolling interest due to a reduction in ownership percentage. The loss from 2014 was for the operating loss from our discontinued Brazilian market.

2014 compared to 2013

Discontinued operations attributable to Vonage. The losses from 2014 and 2013 were for the operating losses from our discontinued Brazilian market.

36     VONAGE ANNUAL REPORT 2015

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

	For the quarter ended
(dollars in thousands, except operating data)	Mar 31, 2014	Jun 30, 2014	Sep 30, 2014	Dec 31, 2014	Mar 31, 2015	Jun 30, 2015	Sep 30, 2015	Dec 31, 2015

Total revenues	$220,733	$218,878	$214,710	$214,533	$219,730	$221,858	$223,360	$230,124

Operating expenses:
Cost of services (1) (2)	59,420	58,942	56,475	56,546	61,853	64,209	67,193	68,513
Cost of goods sold	9,739	9,450	9,205	8,106	9,190	8,217	8,206	8,597
Sales and marketing (2)	95,486	98,067	93,000	87,184	85,564	84,385	88,028	89,919
Engineering and development (2)	5,405	4,086	4,992	6,386	6,605	6,864	6,830	6,921
General and administrative (2)	26,756	22,370	24,160	25,494	23,234	27,162	28,860	29,897
Depreciation and amortization	12,326	12,445	12,275	12,468	13,945	14,463	15,446	17,979
	209,132	205,360	200,107	196,184	200,391	205,300	214,563	221,826
Income from operations	11,601	13,518	14,603	18,349	19,339	16,558	8,797	8,298
Other income (expense):
Interest income	91	31	37	48	20	21	24	24
Interest expense	(2,077)	(1,434)	(1,680)	(1,632)	(1,935)	(2,088)	(2,222)	(2,541)
Other (expense) income, net	(13)	36	(2)	(10)	(577)	32	(50)	(247)
	(1,999)	(1,367)	(1,645)	(1,594)	(2,492)	(2,035)	(2,248)	(2,764)
Income from continuing operations before income tax expense	9,602	12,151	12,958	16,755	16,847	14,523	6,549	5,534
Income tax expense	(4,118)	(5,261)	(5,631)	(6,749)	(6,998)	(6,176)	(3,116)	(2,128)
Net income from continuing operations	5,484	6,890	7,327	10,006	9,849	8,347	3,433	3,406
Loss from discontinued operations	(1,279)	(1,507)	(2,962)	(4,512)	(1,615)	—	—	—
Loss on disposal, net of taxes	—	—	—	—	(824)	—	—	—
Discontinued operations	(1,279)	(1,507)	(2,962)	(4,512)	(2,439)	—	—	—
Net income	4,205	5,383	4,365	5,494	7,410	8,347	3,433	3,406
Plus: Net loss from discontinued operations attributable to noncontrolling interest	383	135	191	110	59	—	—	—
Net income attributable to Vonage	$4,588	$5,518	$4,556	$5,604	$7,469	$8,347	$3,433	$3,406
Net Income per common share - continuing operations:
Basic	0.03	0.03	0.04	0.05	0.05	0.04	0.02	0.02
Diluted	0.02	0.03	0.03	0.05	0.04	0.04	0.02	0.01
Net Loss per common share - discontinuing operations attributable to Vonage:
Basic	—	(0.01)	(0.01)	(0.02)	(0.01)	—	—	—
Diluted	—	(0.01)	(0.01)	(0.02)	(0.01)	—	—	—
Net Income per common share - attributable to Vonage:
Basic	0.02	0.03	0.02	0.03	0.04	0.04	0.02	0.02
Diluted	0.02	0.02	0.02	0.03	0.03	0.04	0.02	0.01
Weighted-average common shares outstanding:
Basic	212,195	211,390	208,580	207,176	211,844	213,582	213,291	213,864
Diluted	225,187	221,022	217,176	214,349	220,589	222,188	225,182	227,751

37     VONAGE ANNUAL REPORT 2015

	For the quarter ended
(dollars in thousands, except operating data)	Mar 31, 2014	Jun 30, 2014	Sep 30, 2014	Dec 31, 2014	Mar 31, 2015	Jun 30, 2015	Sep 30, 2015	Dec 31, 2015
Operating Data:
Consumer
Revenues	201,685	196,322	190,315	186,088	177,830	172,756	166,285	159,175
Average monthly revenues per subscriber line	28.54	28.02	27.60	28.06	27.97	27.79	27.38	26.93
Subscriber lines (at period end)	2,350,352	2,320,900	2,276,442	2,144,681	2,094,365	2,049,424	1,998,982	1,940,825
Customer churn	2.6%	2.6%	2.6%	2.4%	2.4%	2.2%	2.3%	2.2%
Business
Revenues	19,048	22,556	24,395	28,445	41,900	49,102	57,075	70,949
Average monthly revenues per seat	34.30	36.36	35.39	34.28	43.05	42.28	41.56	44.79
Seat (at period end)	196,093	217,475	242,048	311,193	337,649	401,256	514,184	541,884
Revenue churn	0.9%	1.2%	1.3%	1.5%	1.4%	1.3%	1.3%	1.1%

(1)
Excludes depreciation and amortization of $5,154, $5,098, $4,704, and $4,449 for the quarters ended March 31, June 30, September 30 and December 31, 2014, respectively, and $5,724, $6,005, $6,415, and $6,724 for the quarters ended March 31, June 30, September 30 and December 31, 2015, respectively.

(2)
As the Company's business evolves, positioning us as a Unified Communications as a Service ("UCaaS") provider, we have made certain changes to our income statement presentation. Sales expenses have been separated from selling, general, and administrative expenses and combined with marketing in a new sales and marketing caption. A new caption, engineering and development, has also been reclassified from selling, general and administrative expenses. The remaining selling, general and administrative expenses, after the above reclassifications, have been renamed as general and administrative expenses. The reclassifications have been reflected in all periods presented.

LIQUIDITY AND CAPITAL RESOURCES

Overview
The following table sets forth a summary of our cash flows for the periods indicated:

	For the years ended December 31,
(dollars in thousands)	2015	2014	2013
Net cash provided by operating activities	$129,731	$92,542	$88,243
Net cash used in investing activities	(152,696)	(118,528)	(120,985)
Net cash provided by (used in) financing activities	40,205	(14,239)	21,891

For the three years ended December 31, 2015, 2014, and 2013 we generated income from operations. We expect to continue to balance efforts to grow our revenue while consistently achieving operating profitability. To grow our revenue, we continue to make investments in growth initiatives, marketing, application development, network quality and expansion, and customer care. Although we believe we will achieve consistent profitability in the future, we ultimately may not be successful and we may not achieve consistent profitability. We believe that cash flow from operations and cash on hand will fund our operations for at least the next twelve months.

Acquisition of iCore
iCore was acquired on August 31, 2015 for $92,000 cash consideration, increased by $689 of working capital excess as of the closing date, resulting in a total acquisition cost of $92,689. We financed the transaction with $10,689 of cash and $82,000 from our 2015 revolving credit facility.

Acquisition of Simple Signal
Simple Signal was acquired on April 1, 2015 for $25,250, reduced by $198 of working capital shortfall as of the closing date and increased by $526 for the increase in value of the 1,111 shares of Vonage common stock from the signing date to the closing date, resulting in a total acquisition cost of $25,578. We financed the transaction by borrowing $20,000 from our 2014 revolving credit facility.

Acquisition of Telesphere
Telesphere was acquired on December 15, 2014 for $114,000, adjusted for $676 of excess cash as of the closing date, a reduction for closing working capital of $105, and the decrease in value of the 6,825 shares of Vonage common stock from the signing date to the closing date of $241, resulting in a total acquisition cost of $114,330. We financed the transaction through $24,603 of cash (of which $3,610 was paid in January 2015) and $67,000 from our 2014 revolving credit facility.

Acquisition of Vocalocity
Vocalocity was acquired on November 15, 2013 for $130,000, adjusted for $2,869 of excess cash as of the closing date and the increase in value of the 7,983 shares of Vonage common stock from the signing date to the closing date of $1,298, resulting in a total acquisition cost of $134,167. We financed the transaction through $32,981 of cash and $75,000 from our 2013 revolving credit facility.

2015 Financing
On July 27, 2015, we entered into a credit agreement (the “2015 Credit Facility”) consisting of a $100,000 term note and a $250,000 revolving credit facility. The co-borrowers under the 2015 Credit Facility are the Company and Vonage America Inc., the

38     VONAGE ANNUAL REPORT 2015

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
Use of Proceeds
We used $167,000 of the net available proceeds of the 2015 Credit Facility to retire all of the debt under our 2014 Credit Facility. Remaining proceeds from the term note and the undrawn revolving credit facility under the 2015 Credit Facility will be used for general corporate purposes. We also incurred fees of $2,007 in connection with the 2015 Credit Facility, of which $602 was allocated to the term note and $1,405 was allocated to the revolving credit facility. The unamortized fees of $1,628 in connection with the 2014 Credit Facility was allocated as follows: $733 to the term note and $895 revolving credit facility. In adopting ASU 2015-03, fees allocated to the term note were reported in the balance sheet as a direct deduction from the face amount of the liability and in adopting ASU 2015-15, fees allocated to the revolving credit facility were reported in the balance sheet as as asset. These fees are amortized to interest expenses over the life of the debt using the effective interest method for the term note and straight line method for the revolving credit facility.
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
As of December 31, 2015, we were in compliance with all covenants, including financial covenants, for the 2015 Credit Facility.
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

39     VONAGE ANNUAL REPORT 2015

N.A. acted as joint lead bookrunners, and J.P. Morgan Securities LLC, Citizens Bank, N.A., Silicon Valley Bank, and SunTrust Robinson Humphrey Inc. acted as joint lead arrangers.
Use of Proceeds
We used $90,000 of the net available proceeds of the 2014 Credit Facility to retire all of the debt under our 2013 Credit Facility. Remaining proceeds from the senior secured term loan and the undrawn revolving credit facility under the 2014 Credit Facility were to be used for general corporate purposes. We also incurred $1,910 of fees in connection with the 2014 Credit Facility, which was amortized, along with the unamortized fees of $668 in connection with the 2013 Credit Facility, to interest expense over the life of the debt using the effective interest method.
2014 Credit Facility Terms
The following description summarizes the material terms of the 2014 Credit Facility:
The loans under the 2014 Credit Facility were to mature in August 2018. Principal amounts under the 2014 Credit Facility were repayable in quarterly installments of $5,000 per quarter for the senior secured term loan. The unused portion of our revolving credit facility incurred a 0.40% commitment fee.
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
We were able to prepay the 2014 Credit Facility at our option at any time without premium or penalty. The 2014 Credit Facility was subject to mandatory prepayments in amounts equal to:

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
The 2014 Credit Facility contained customary events of default that may permit acceleration of the debt. During the continuance of a payment default, interest would have accrued at a default interest rate of 2% above the interest rate which would otherwise be applicable, in the case of loans, and at a rate equal to the rate applicable to base rate loans plus 2%, in the case of all other amounts.

February 2013 Financing
On February 11, 2013 we entered into Amendment No. 1 to the 2011 Credit Agreement (as further amended by Amendment No. 2 to our 2011 Credit Facility, the "2013 Credit Facility"). The 2013 Credit Facility consisted of a $70,000 term note and a $75,000 revolving credit facility. The co-borrowers under the 2013 Credit Facility were us and Vonage America Inc., our wholly owned subsidiary. Obligations under the 2013 Credit Facility were guaranteed, fully and unconditionally, by our other United States subsidiaries and were secured by substantially all of the assets of each borrower and each of the guarantors. On July 26, 2013 we entered into Amendment No. 2 to our 2011 Credit Agreement, which amended our financial covenant related to our consolidated fixed charge coverage ratio by increasing the amount of restricted payments excluded from such calculation from $50,000 to $80,000.
Use of Proceeds
We used $42,500 of the net available proceeds of the 2013 Credit Facility to retire all of the debt under our 2011 Credit Facility. Remaining net proceeds of $27,500 from the term note and the undrawn revolving credit facility under the 2013 Credit Facility were to be be used for general corporate purposes. We used $75,000 from the 2013 revolving credit facility in connection with the acquisition of Vocalocity on November 15, 2013. We also incurred $2,009 of fees in connection with the 2013 Credit Facility, which was amortized, along with the unamortized fees of $670 in connection with the 2011 Credit Facility, to interest expense over the life of the debt using the effective interest method.
State and Local Sales Taxes
We also have contingent liabilities for state and local sales taxes. As of December 31, 2015, we had a reserve of $3,903. If our ultimate liability exceeds this amount, it could affect our liquidity unfavorably. However, we currently do not believe that these contingent liabilities will significantly impair our liquidity.
Capital expenditures
For 2015, capital expenditures were primarily for the implementation of software solutions and purchase of network equipment as we continue to expand our network. Our capital expenditures for the year ended 2015 were $34,006, of which $14,183 was for software acquisition and development. The majority of these expenditures are comprised of investments in information technology and systems infrastructure, including an electronic data warehouse,

40     VONAGE ANNUAL REPORT 2015

online customer service, and customer management platforms. For 2016, we believe our capital and software expenditures will be in the approximately $38,000. This number is net of Tenant Improvement capital dollars we are investing in our Holmdel, New Jersey headquarters which are being refunded by the building owner in connection with the long-term lease renewal we executed in the fourth quarter of 2015.
Operating Activities
Cash provided by operating activities increased to $129,731 for the year ended December 31, 2015 compared to $92,542 for the year ended December 31, 2014, primarily due to higher revenues and changes in working capital.
Changes in working capital requirements include changes in accounts receivable, inventory, prepaid and other assets, other assets, accounts payable, accrued and other liabilities, and deferred revenue and costs. Cash used for working capital decreased by $18,631 during the year ended December 31, 2015 compared to the year ended December 31, 2014.

Cash provided by operating activities increased to $92,542 for the year ended December 31, 2014 compared to $88,243 for the year ended December 31, 2013, primarily due to higher revenues and changes in working capital.
Changes in working capital requirements include changes in accounts receivable, inventory, prepaid and other assets, other assets, accounts payable, accrued and other liabilities, and deferred revenue and costs. Cash used for working capital increased by $7,962 during the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily due to the timing of payments.
Investing Activities
Cash used in investing activities for 2015 of $152,696 was attributable to the acquisition of businesses of $116,927, capital expenditures of $17,323, intangible assets of $2,500, software acquisition and development of $14,183, and purchase of marketable securities, net of sales of $2,759, offset by a decrease in restricted cash of $996 due primarily to the return of part of the security deposit on our leased office property in Holmdel, New Jersey.
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
Financing Activities
Cash provided by financing activities for 2015 of $40,205 was primarily attributable to $82,000 in net proceeds received from our 2015 revolving credit facility and $20,000 in net proceeds received from our 2014 revolving credit facility, and $7,172 in net proceeds received from the exercise stock options, partially offset by principal payments of $30,000 for 2015 revolving credit facility, $7,500 for 2015 term note, and $10,000 for 2014 term note, as well as $3,549 in capital lease payments, $15,911 in common stock repurchases, and $2,007 in 2015 Credit Facility debt related costs.
Cash used in financing activities for 2014 of $14,239 was primarily attributable to $41,666 in 2014 term note, 2013 term note, and 2013 revolving credit facility principal payments, $2,889 in capital lease and other liability payments, $49,338 in common stock repurchases, and $1,910 in 2014 Credit Facility debt related costs, partially offset by $67,000 borrowed under the 2014 revolving credit facility and $10,000 in proceeds from our 2014 Credit Facility, and $4,564 in net proceeds received from the exercise and cancellation of stock options.
Cash provided by financing activities for 2013 of $21,891 was primarily attributable to $75,000 borrowed under the 2013 revolving credit facility and $27,500 in proceeds from our 2013 Credit Facility, and $4,091 in net proceeds received from the exercise and cancellation of stock options partially offset by $23,334 in 2013 term note principal payments, $3,471 in capital lease and other liability payments, $56,294 in common stock repurchases, and $2,056 in 2013 Credit Facility debt related costs.

41     VONAGE ANNUAL REPORT 2015

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

The table below summarizes our contractual obligations at December 31, 2015, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
(dollars in thousands)	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
	(unaudited)
Contractual Obligations:
2015 Credit Facility	$92,500	$15,000	$30,000	$47,500	$—
2015 Revolving Credit Facility	$119,000	—	—	119,000
Interest related to 2015 Credit Facility	8,416	3,035	4,488	893	—
Interest related to 2015 Revolving Credit Facility	12,934	3,642	7,240	2,052
Capital lease obligations	8,541	5,038	3,503	—	—
Operating lease obligations	57,249	6,817	15,407	17,227	17,798
Purchase obligations	251,888	101,042	144,888	5,958	—
Other obligations	5,291	2,534	1,216	1,314	227
Total contractual obligations	$555,819	$137,108	$206,742	$193,944	$18,025
Other Commercial Commitments:
Standby letters of credit	$2,498	$2,498	$—	$—	$—
Total contractual obligations and other commercial commitments	$558,317	$139,606	$206,742	$193,944	$18,025

Credit Facility. On July 27, 2015, we entered into a credit agreement (the “2015 Credit Facility”) consisting of a $100,000 senior secured term loan and a $250,000 Revolving Credit Facility. See Note 6 in the notes to the consolidated financial statements.
Capital lease obligations. At December 31, 2015, we had capital lease obligations of $8,541 mainly related to our corporate headquarters in Holmdel, New Jersey.
Operating lease obligations. At December 31, 2015, we had future commitments for operating leases for co-location facilities mainly in the United States that accommodate a portion of our network equipment, for office spaces leased in Holmdel, New Jersey for our headquarters, in Atlanta, Georgia, in Scottsdale, Arizona, Denver, Colorado, Minneapolis, Minnesota, and Murray, Utah, Oak Brook, Illinois, and Dallas, Texas, in McLean, Virgina, Columbia, Maryland, Chicago, Illinois, and Philadelphia, Pennsylvania, in New York City, New York and Dallas, Texas for field sales and administration offices, in Tel Aviv, Israel for application development, and in London United Kingdom for our UK office, and for apartment space leased in New Jersey for certain executives.
Purchase obligations. The purchase obligations reflected above are primarily commitments to vendors who will provide local inbound services, customer care services, carrier operation, networks and telephone related services, license patents to us, provide marketing infrastructure and services, and partner with us in international operations, provide customer caller ID, and process LNP orders. In certain cases, we may terminate these arrangements early upon payment of specified fees. These amounts do not represent our entire anticipated purchases in the future, but represent only those items for which we are contractually committed. We also purchase products and services as needed with no firm commitment. For this reason, the amounts presented do not provide a reliable indicator of our expected future cash outflows or changes in our expected cash position. See also Note 10 to our consolidated financial statements.

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

42     VONAGE ANNUAL REPORT 2015

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
At the time a customer signs up for our services, there are the following deliverables:

>	Providing equipment, if any, to the customer that enables our telephony services; and

>	Providing services.
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
Goodwill and Purchased-Intangible Assets
Goodwill acquired in the acquisition of a business is accounted for based upon the excess fair value of consideration transferred over the fair value of net assets acquired in the business combination. Goodwill is tested for impairment on an annual basis on October 1st and, when specific circumstances dictate, between annual tests. When impaired, the carrying value of goodwill is written down to fair value. The goodwill impairment test involves evaluating qualitative information to determine if it is more than 50% likely that the fair value of a reporting unit is less than its carrying value. If such a determination is made, then the traditional two-step goodwill impairment test described below must be applied. The first step, identifying a potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. The second step, measuring the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Any excess of the reporting unit goodwill carrying value over the respective implied fair value is recognized as an impairment loss. There was no impairment of goodwill for the year ended December 31, 2015.
Intangible assets acquired in the settlement of litigation or by direct purchase are accounted for based upon the fair value of assets received.
Purchased-intangible assets are accounted for based upon the fair value of assets received. Purchased-intangible assets are amortized on a straight-line or accelerated basis over the periods of benefit, ranging from two to ten years. We perform a review of purchased-intangible assets whenever events or changes in circumstances indicate that the useful life is shorter than we had originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, we assess the recoverability of purchased-intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life of the asset is shorter than originally estimated, we accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. There was no impairment of purchased-intangible assets identified for the years ended December 31, 2015, 2014, or 2013.
Income Taxes
We recognize deferred tax assets and liabilities at enacted income tax rates for the temporary differences between the financial reporting bases and the tax bases of our assets and liabilities. Any effects of changes in income tax rates or tax laws are included in the provision for income taxes in the period of enactment. Our net deferred tax assets

43     VONAGE ANNUAL REPORT 2015

primarily consist of net operating loss carry forwards (“NOLs”). We are required to record a valuation allowance against our net deferred tax assets if we conclude that it is more likely than not that taxable income generated in the future will be insufficient to utilize the future income tax benefit from our net deferred tax assets (namely, the NOLs) prior to expiration. We periodically review this conclusion, which requires significant management judgment. If we are able to conclude in a future period that a future income tax benefit from our net deferred tax assets has a greater than 50% likelihood of being realized, we are required in that period to reduce the related valuation allowance with a corresponding decrease in income tax expense. This would result in a non-cash benefit to our net income in the period of the determination. In the fourth quarter of 2011, we released $325,601 of valuation allowance (see Note 5. Income Taxes). We periodically review this conclusion, which requires significant management judgment. In the future, if available evidence changes our conclusion that it is more likely than not that we will utilize our net deferred tax assets prior to their expiration, we will make an adjustment to the related valuation allowance and income tax expense at that time. In subsequent periods, we would expect to recognize income tax expense equal to our pre-tax income multiplied by our effective income tax rate, an expense that was not recognized prior to the reduction of the valuation allowance.
Net Operating Loss Carryforwards
As of December 31, 2015, we had NOLs for United States federal and state tax purposes, including the NOLs of iCore, Simple Signal, Telesphere, and Vocalocity as of the date of acquisition, of $625,802 and $186,776, respectively, expiring at various times from years ending 2016 through 2035. In addition, we had NOLs for United Kingdom tax purposes of $45,159 with no expiration date.
Under Section 382 of the Internal Revenue Code, if we undergo an “ownership change” (generally defined as a greater than 50% change (by value) in our equity ownership over a three-year period), our ability to use our pre-change of control NOLs and other pre-change tax attributes against our post-change income may be limited. The Section 382 limitation is applied annually so as to limit the use of our pre-change NOLs to an amount that generally equals the value of our stock immediately before the ownership change multiplied by a designated federal long-term tax-exempt rate. At December 31, 2015, there were no limitations on the use of our NOLs except for the NOLs of Vocalocity as of the date of acquisition.
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
Recent Accounting Pronouncements
In January 2016, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities". This ASU provide guidance concerning certain matters involving the recognition, measurement, and disclosure of financial assets and financial liabilities. The guidance does not alter the basic framework for classifying debt instruments held as financial assets. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is not permitted, with some exceptions. The adoption of ASU 2016-01 will not have a material impact on our consolidated financial statements and related disclosures.
In November 2015, FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes". This ASU simplifies the presentation of deferred income taxes and requires deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. This ASU may be applied either prospectively or retrospectively to all periods presented. We are currently evaluating the impact of adopting ASU 2015-17 on our consolidated financial statements and related disclosures.
In September 2015, FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments". This ASU simplifies the accounting for adjustments made to provisional amounts recognized in a business combination and eliminates the requirement to retrospectively account for those adjustments. This ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. This ASU should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this ASU with earlier application permitted for financial statements that have not been issued. We are currently evaluating the impact of adopting ASU 2015-16 on our consolidated financial statements and related disclosures.
In August 2015, FASB issued ASU 2015-15, "Interest-Imputation of Interest". This ASU provides guidance not addressed in ASU 2015-03 related to the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. The SEC staff stated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We adopted this ASU along with the adoption of ASU 2015-03 in the third quarter of 2015 and restated the prior periods presentation. The adoption of ASU

44     VONAGE ANNUAL REPORT 2015

2015-15 did not have a material impact on our consolidated financial statements and related disclosures.
In July 2015, FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory". This ASU applies to inventory that is measured using first-in, first-out ("FIFO") or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predicable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, first-out ("LIFO") or the retail inventory. This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption only permitted at the beginning of an interim and annual reporting period. We are currently evaluating the impact of adopting ASU 2015-11 on our consolidated financial statements and related disclosures.
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
In April 2015, FASB issued ASU 2015-03, "Interest-Imputation of Interest". This ASU requires that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability, consistent with the presentation of debt discounts. Prior to the amendments, debt issuance costs were presented as a deferred charge (i.e., an asset) on the balance sheet. This ASU is effective for annual reporting periods beginning after December 15, 2015 and interim periods within fiscal years beginning after December 15, 2016. The amendments must be applied retrospectively. All entities have the option of adopting the new requirements as of an earlier date for financial statements that have not been previously issued. Applicable disclosures for a change in an accounting principle are required in the year of adoption, including interim periods. We adopted this ASU in the third quarter of 2015 and conformed the prior period presentation. The adoption of ASU 2015-03 did not have a material impact on our consolidated financial statements and related disclosures.
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
We prepared a sensitivity analysis to determine the impact of hypothetical changes foreign currency exchange rates have on our results of operations. The foreign currency rate analysis assumed a uniform movement in currencies by 10% relative to the U.S. Dollar on our results. Based upon the results of this analysis, a 10% change in currency rates would have resulted in an increase or decrease in our earnings for the year ended December 31, 2015 of approximately $200.
Interest Rate and Debt Risk
Our exposure to market risk for changes in interest rates primarily relates to our long-term debt.
Our 2015 Credit Facility consists of a $100,000 term note and a $250,000 revolving credit facility. We are exposed to interest rate risk since amounts payable under the 2015 Credit Facility, at our option, bear interest at:

>
LIBOR (applicable to one-, two-, three-, six-, or twelve-month periods) plus an applicable margin equal to 2.50% if our consolidated leverage ratio is less than 0.75 to 1.00, 2.75% if our consolidated leverage ratio is greater than or equal to 0.75 to 1.00 and less than 1.50 to 1.00, and 3.00% if our consolidated leverage ratio is greater than or equal to 1.50 to 1.00, payable on the last day of each relevant interest period or, if the interest period is longer than three months, each day that is three months after the first day of the interest period, or

>
the base rate determined by reference to the highest of (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate from time to time plus 0.50% , and (c) the adjusted LIBO rate applicable to one month interest periods plus 1.00% , plus an applicable margin equal to 1.50% if our consolidated leverage ratio is less than 0.75 to 1.00, 1.75% if our consolidated leverage ratio is greater than or equal to 0.75 to 1.00 and less than 1.50 to 1.00, and 2.00% if our consolidated leverage ratio is greater than or equal to 1.50 to 1.00, payable on the last business day of each March, June, September, and December and the maturity date of the 2015 Credit Facility.

As of December 31, 2015, if the interest rate on our variable rate debt changed by 1% on our 2015 term note, our annual debt service payment would change by approximately $900. As of December 31, 2015, if the interest rate on our variable rate debt changed by 1% on

45     VONAGE ANNUAL REPORT 2015

our 2015 revolving credit facility, our annual debt service payment would change by approximately $1,200.

ITEM 8. Financial Statements and Supplementary Data

The information required by this Item is contained on pages F-1 through F-32 of this Annual Report on Form 10-K and incorporated herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
N/A.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting.
February 12, 2016
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
We acquired iCore in August 2015 and Simple Signal in April 2015. Our management has excluded the operations of these businesses from our evaluation of, and conclusion regarding, the effectiveness of our internal control over financial reporting as of December 31, 2015. These businesses represent 6% and 4% of our total assets and revenues, respectively, as of December 31, 2015. Our management plans to fully integrate the operations of these businesses into its assessment of the effectiveness of our internal control over financial reporting in 2016.
Based on our assessment, management concluded that, as of December 31, 2015, our internal control over financial reporting is effective based on those criteria.

46     VONAGE ANNUAL REPORT 2015

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

Report of the Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.
See Report of Independent Registered Public Accounting Firm on page F-3.
Changes in Internal Control Over Financial Reporting
There were no changes to controls during the quarter ended December 31, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. Other Information
None.

47     VONAGE ANNUAL REPORT 2015

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance
 The discussion under the headings “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Director Nomination Process”, “Corporate Governance – Board Committees – Audit Committee”, and “Executive Officers of Vonage” in our Proxy Statement for the 2016 Annual Meeting of Stockholders is hereby incorporated by reference.
We have adopted a Vonage Code of Conduct applicable to all of our directors, officers, and employees and a Vonage Finance Code of Ethics applicable to our chief financial officer and other employees in our finance organization. The Vonage Code of Conduct and Vonage Finance Code of Ethics are posted in the Investor Relations section of our website, www.vonage.com. We will provide you with print copies of our codes free of charge on written request to Vonage Investor Relations, 23 Main Street, Holmdel NJ, 07733. We intend to disclose any amendments to, or waivers from, provisions of our codes that apply to our principal executive officer, principal financial officer, principal accounting officer or controller, or any person performing in similar functions, on our website promptly following the date of such amendment or waiver.

ITEM 11. Executive Compensation

The discussion under the headings “Compensation”, “Director Compensation”, “Corporate Governance – Compensation Committee Interlocks and Insider Participation”, and “Corporate Governance – Compensation Committee Report” in our Proxy Statement for the 2016 Annual Meeting of Stockholders is hereby incorporated by reference.

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

Statement for the 2016 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The discussion under the headings “Election of Directors – Transactions with Related Persons”, and “Corporate Governance –

Board Determination of Independence” in our Proxy Statement for the 2016 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 14. Principal Accountant Fees and Services

The discussion under the heading “Ratification of Independent Registered Public Accounting Firm” in our

Proxy Statement for the 2016 Annual Meeting of Stockholders is hereby incorporated by reference.

48     VONAGE ANNUAL REPORT 2015

PART IV

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Vonage Holdings Corp.
Holmdel, New Jersey 07733
The audits referred to in our report dated February 12, 2016 relating to the consolidated financial statements of Vonage Holdings Corp., which is contained in Item 8 of this Form 10-K also included the audit of the financial statement schedule listed in the accompanying index. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.
In our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/s/ BDO USA, LLP
Woodbridge, New Jersey
February 12, 2016

49     VONAGE ANNUAL REPORT 2015

ITEM 15. Exhibits, Financial Statement Schedules
(a)
(1) Financial Statements. The index to our financial statements is found on page F-1 of this Form 10-K.
(2) Financial Statement Schedule. Schedule II—Valuation and Qualifying Accounts is as follows:

	Balance at Beginning of Period	Additions			Less Deductions	Other		Balance at End of Period
		Revenue	Expense
Allowance for Doubtful Accounts:
Year ended December 31, 2015	$607	$492	$(8)		$—	$—		$1,091
Year ended December 31, 2014	683	117	(193)		—	—		607
Year ended December 31, 2013	753	186	(256)		—	—		683
Inventory Obsolescence
Year ended December 31, 2015	$181	$—	$1,882		$(1,377)	$—		$686
Year ended December 31, 2014	229	—	757		(805)	—		181
Year ended December 31, 2013	268	—	663		(702)	—		229
Valuation Allowance for Deferred Tax
Year ended December 31, 2015	$17,451	$—	$3,005	(1)	$—	$—		20,456
Year ended December 31, 2014	16,922	—	4,865	(1)	—	(4,336)	(2)	17,451
Year ended December 31, 2013	12,590	—	(4)	(1)	—	4,336	(3)	16,922

(1)	Amounts charged (credited) to expense represent change in valuation allowance.

(2)	Represents reversal of estimated valuation allowance on Vocalocity's deferred tax assets at date of acquisition.

(3)	Represents estimated valuation allowance on Vocalocity's deferred tax assets at date of acquisition.

(3) Exhibits.

50     VONAGE ANNUAL REPORT 2015

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger, dated October 9, 2013, by and among Vonage, Vista Merger Corp., Vocalocity and the Representative (12).
2.2	Agreement and Plan of Merger, dated November 4, 2014, by and among Vonage, Thunder Acquisition Corp., Telesphere and the Representative (23)
2.3	Agreement and Plan of Merger, dated August 19, 2015, by and among Vonage Holdings Corp., Cirrus Acquisition Corp., iCore Networks, Inc. and Stephen G. Canton, as the Representative (18)
3.1	Restated Certificate of Incorporation of Vonage Holdings Corp.(3)
3.2	Amended and Restated By-Laws of Vonage Holdings Corp., effective as of December 10, 2015 (7)
4.1	Form of Certificate of Vonage Holdings Corp. Common Stock(2)
4.2
Tax Benefits Preservation Plan, dated as of June 7, 2012, by and between Vonage Holdings Corp. and American Stock Transfer & Trust Company, LLC, as Rights Agent, including as Exhibit A the form of Certificate of Designation of the Company's Series A Participating Preferred Stock and as Exhibit B the forms of Right Certificate and of Election to Purchase (17)

10.1	Vonage Holdings Corp. 2015 Equity Incentive Plan. (27)*
10.2	Form of Nonqualified Stock Option Agreement for Employees under the 2001 Stock Incentive Plan(1)*
10.3	Form of Nonqualified Stock Option Agreement for Outside Directors under the 2001 Stock Incentive Plan(1)*
10.4	Vonage Holdings Corp. 2006 Incentive Plan (Amended and Restated through June 6, 2013)(10)*
10.5	Form of Restricted Stock Unit Agreement under the Vonage Holdings Corp. 2006 Incentive Plan(4)*
10.6	Form of Nonqualified Stock Option Agreement under the Vonage Holdings Corp. 2006 Incentive Plan(13)*
10.7	Form of Restricted Stock Agreement under the Vonage Holdings Corp. 2006 Incentive Plan(4)*
10.8	Form of Restricted Stock Agreement for Non-Executive Directors under the Vonage Holdings Corp. 2006 Incentive Plan (8)*
10.9	Form of Nonqualified Stock Option Agreement for Non-Executive Directors (Quarterly Grants) under the Vonage Holdings Corp. 2006 Incentive Plan (8)*
10.10	Form of Nonqualified Stock Option Agreement for Non-Executive Directors (Sign-on Grant) under the Vonage Holdings Corp. 2006 Incentive Plan (8)*
10.11	Vonage Holdings Corp. 401(k) Retirement Plan(1)*
10.12	Lease Agreement, dated March 24, 2005, between 23 Main Street Holmdel Associates LLC and Vonage USA Inc.(1)
10.13	Amendment to Lease Agreement, dated November 1, 2006, between 23 Main Street Holmdel Associates LLC and Vonage USA Inc.(31)
10.14	Amendment to Lease Agreement, dated December 1, 2015, between 23 Main Street Holmdel Associates LLC and Vonage USA Inc.(31)
10.15	Amended and Restated Non-Compete Agreement dated as of October 17, 2008 by and between Vonage Holdings Corp. and Jeffrey A. Citron(9)
10.16	Form of Nonqualified Stock Option Agreement for Jeffrey A. Citron under the Vonage Holdings Corp. 2006 Incentive Plan(28)*
10.17	Letter Agreement, dated February 6, 2012, between Vonage Holdings Corp. and Graham McGonigal(16)*
10.18	Employment Agreement dated as of April 25, 2013 by and between Vonage Holdings Corp. and David T. Pearson (20)*
10.19	Letter Agreement, dated April 2, 2015, between Vonage Holdings Corp. and Edward M. Gilvar (22)*
10.20	Employment Agreement dated as of December 2, 2013 by and between Vonage Holdings Corp. and Joseph Redling (29)*
10.21	Letter Agreement dated as of June 9, 2015 by and between Vonage Holdings Corp. and Omar Javaid (15)*
10.22	Letter Agreement, dated July 15, 2009, between Vonage Holdings Corp. and Kurt Rogers(11)*
10.23	Amendment to Letter Agreement, dated December 22, 2010, between Vonage Holdings Corp. and Kurt Rogers(14)*
10.24	Second Amendment to Letter Agreement, dated March 27, 2012, between Vonage Holdings Corp. and Kurt Rogers(16)*
10.25	Amendment to Letter Agreement between Vonage Holdings Corp. and Kurt Rogers (19)*
10.26	Non-Executive Director Compensation Program (31)*
10.27	Form of Indemnification Agreement between Vonage Holdings Corp. and its directors and certain officers(5)*
10.28	Employment Agreement dated as of October 6, 2014 by and between Vonage Holdings Corp. and Alan Masarek (30)*
10.29	Letter Agreement dated as of September 18, 2014 by and between Vonage Holdings Corp. and Pablo Calamera (24)*
10.30	Letter Agreement dated as of November 4, 2014 by and between Vonage Holdings Corp. and Clark Peterson (30)*
10.31	Letter Agreement dated as of October 19, 2015 by and between Vonage Holdings Corp. and Susan Quackenbush (31)*
10.32	Settlement and Patent License Agreement, dated December 21, 2007, between Vonage Holdings Corp. and AT&T Corp.(6)
10.33†
Route Management Services Addendum (the “Addendum”), by and between Vonage America Inc., a wholly-owned subsidiary of Vonage Holdings Corp., and Tata Communications (America) Inc., effective as of July 1, 2013. (20)

10.34	First Amendment to Employment Agreement by and between Vonage Holdings Corp. and Alan Masarek (31)*
10.35†
Amendment to Route Management Services Addendum (the “Addendum”), by and between Vonage America Inc., a wholly-owned subsidiary of Vonage Holdings Corp., and Tata Communications (America) Inc., effective as of December 23, 2015. (31)

10.36†
Route Management Services Addendum (the “Addendum”), by and between Vonage America Inc., a wholly-owned subsidiary of Vonage Holdings Corp., and Tata Communications (America) Inc., effective as of July 1, 2016. (31)

51     VONAGE ANNUAL REPORT 2015

Exhibit Number	Description of Exhibit
10.37
Credit Agreement, dated as of July 29, 2011 among Vonage Holdings Corp. and Vonage America Inc., as borrowers, various lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, and RBS Citizens, N.A., as Syndication Agent.(25)

10.38
Amendment No. 1, dated February 11, 2013, by and among Vonage America Inc. and Vonage Holdings Corp., as borrowers, various lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent, under that certain Credit Agreement dated as of July 29, 2011 by and among the Borrowers, the Lenders and the Administrative Agent (19)

10.39
Amendment No. 2, dated July 26, 2013, by and among Vonage America Inc. and Vonage Holdings Corp., as borrowers, various lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent, under that certain Credit Agreement dated as of July 29, 2011 by and among the Borrowers, the Lenders and the Administrative Agent (21)

10.40
Credit Agreement, dated August 13, 2014, by and among Vonage America Inc. and Vonage Holdings Corp., as borrowers, various lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent, Citizens Bank, N.A., as Syndication Agent, and Silicon Valley Bank and Suntrust Bank, as Documentation Agents (24)

10.41
Amended and Restated Credit Agreement among Vonage America Inc., Vonage Holdings Corp., the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citizens Bank, N.A., as Syndication Agent, and Fifth Third Bank, MUFG Union Bank, N.A., Silicon Valley Bank and SunTrust Bank, as Documentation Agents. (26)

21.1	List of Subsidiaries of Vonage Holdings Corp.(31)
23.1	Consent of BDO USA, LLP, independent registered public accounting firm(31)
31.1	Certification of our Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(31)
31.2	Certification of our Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(31)
32.1	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(31)

(1)	Incorporated by reference to Amendment No. 1 to Vonage Holdings Corp.’s Registration Statement on Form S-1 (File No. 333-131659) filed on April 7, 2006.

(2)	Incorporated by reference to Amendment No. 5 to Vonage Holdings Corp.’s Registration Statement on Form S-1 (File No. 333-131659) filed on May 8, 2006.

(3)	Incorporated by reference to Vonage Holdings Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on August 4, 2006.

(4)	Incorporated by reference to Vonage Holding Corp.’s Annual Report on Form 10-K (File No. 001-32887) filed on April 17, 2007.

(5)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on November 14, 2007.

(6)	Incorporated by reference to Vonage Holding Corp.’s Annual Report on Form 10-K (File No. 001-32887) filed on March 17, 2008.

(7)	Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on December 11, 2015.

(8)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on August 11, 2008.

(9)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on November 10, 2008.

(10)	Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on June 6, 2013.

(11)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on November 6, 2009.

(12)	Incorporated by reference to the Current Report on Form 8-K (File No. 001-32887) filed by on October 10, 2013.

(13)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on May 7, 2010.

(14)	Incorporated by reference to Vonage Holding Corp.’s Annual Report on Form 10-K (File No. 001-32887) filed on February 17, 2011.

(15)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on November 4, 2015.

(16)	Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 10-Q (File No. 001-32887) filed on May 3, 2012.

(17)	Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on June 8, 2012.

(18)	Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on August 20, 2015.

(19)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on May 1, 2013.

(20)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on July 31, 2013.

(21)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on November 6, 2013.

(22)	Incorporated by reference to Vonage Holding Corp.’s Annual Report on Form 10-Q (File No. 001-32887) filed on May 7, 2015.

(23)	Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on November 5, 2014.

(24)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on November 5, 2014.

(25)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on August 4, 2011.

(26)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on July 30, 2015.

(27)	Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on June 3, 2015.

52     VONAGE ANNUAL REPORT 2015

(28)	Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on August 4, 2008.

(29)	Incorporated by reference to Vonage Holding Corp.’s Annual Report on Form 10-K (File No. 001-32887) filed on February 13, 2014.

(30)	Incorporated by reference to Vonage Holding Corp.’s Annual Report on Form 10-K (File No. 001-32887) filed on February 13, 2015.

(31)	Filed herewith.

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
(c) Financial Statement Schedule
Report of Independent Registered Public Accounting Firm
Schedule II – Valuation and Qualifying Accounts.

53     VONAGE ANNUAL REPORT 2015

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Holmdel, State of New Jersey, on February 12, 2016.

VONAGE HOLDINGS CORP.

Dated:	February 12, 2016	By:	/S/ DAVID PEARSON
David Pearson
David T. Pearson Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature	Title	Date

/S/ ALAN MASAREK	Director, Chief Executive Officer	February 12, 2016
Alan Masarek	(principal executive officer)

/S/ DAVID T. PEARSON	Chief Financial Officer	February 12, 2016
David T. Pearson	and Treasurer (principal financial officer and principal accounting officer)

/S/ JEFFREY A. CITRON	Director, Chairman	February 12, 2016
Jeffrey A. Citron

/S/ NAVEEN CHOPRA	Director	February 12, 2016
Naveen Chopra

/S/ STEPHEN FISHER	Director	February 12, 2016
Stephen Fisher

/S/ CAROLYN KATZ	Director	February 12, 2016
Carolyn Katz

/S/ DAVID C. NAGEL	Director	February 12, 2016
David C. Nagel

/S/ JOHN J. ROBERTS	Director	February 12, 2016
John J. Roberts

/S/ MARGARET M. SMYTH	Director	February 12, 2016
Margaret M. Smyth

/S/ CARL SPARKS	Director	February 12, 2016
Carl Sparks

54     VONAGE ANNUAL REPORT 2015

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Vonage Holdings Corp.
Holmdel, New Jersey
We have audited the accompanying consolidated balance sheets of Vonage Holdings Corp. as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity (deficit) and redeemable noncontrolling interest and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vonage Holdings Corp. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vonage Holdings Corp.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2016 expressed an unqualified opinion thereon.
/s/    BDO USA, LLP
Woodbridge, New Jersey
February 12, 2016

F-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Vonage Holdings Corp.
Holmdel, New Jersey
We have audited Vonage Holdings Corp.’s (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A. Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting”, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of iCore Networks, Inc., which was acquired on August 31, 2015 and Simple Signal Inc. which was acquired on April 1, 2015, and which are included in the consolidated balance sheets of Vonage Holdings Corp. as of December 31, 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity (deficit) and redeemable noncontrolling interest and cash flows for the year then ended. iCore Networks, Inc. and Simply Signal Inc. constituted 6% of total assets as of December 31, 2015 and 4% of revenues for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of iCore Networks Inc. and Simple Signal Inc. because of the timing of the acquisitions. Our audit of internal control over financial reporting of Vonage Holdings Corp. also did not include an evaluation of the internal control over financial reporting of iCore Networks Inc. and Simple Signal Inc.
In our opinion, Vonage Holdings Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vonage Holdings Corp. as of December 31, 2015 and 2014 and the related consolidated statements of income, comprehensive income, stockholders’ equity (deficit) and redeemable noncontrolling interest, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 12, 2016 expressed an unqualified opinion thereon.
/s/    BDO USA, LLP
Woodbridge, New Jersey
February 12, 2016

F-3     VONAGE ANNUAL REPORT 2015

VONAGE HOLDINGS CORP. CONSOLIDATED BALANCE SHEETS
VONAGE HOLDINGS CORP. CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)	December 31, 2015	December 31, 2014 (revised) (1)
Assets
Current assets:
Cash and cash equivalents	$57,726	$40,797
Marketable securities	9,908	7,162
Accounts receivable, net of allowance of $1,091 and $607, respectively	19,913	17,832
Inventory, net of allowance of $686 and $181, respectively	5,542	10,081
Deferred customer acquisition costs, current	4,074	4,854
Deferred tax assets, current	23,985	21,849
Prepaid expenses and other current assets	15,659	12,665
Total current assets	136,807	115,240
Property and equipment, net	49,483	49,630
Goodwill	222,106	142,544
Software, net	20,710	18,624
Deferred customer acquisition costs, non-current	431	87
Debt related costs, net	2,053	1,183
Restricted cash	2,587	3,405
Intangible assets, net	138,199	110,832
Deferred tax assets, non-current	202,587	225,167
Other assets	9,603	7,748
Total assets	$784,566	$674,460
Liabilities and Stockholders’ Equity
Liabilities
Current liabilities:
Accounts payable	$42,798	$42,564
Accrued expenses	96,127	84,322
Deferred revenue, current portion	32,605	35,570
Current maturities of capital lease obligations	4,398	3,365
Current portion of notes payable	15,000	20,000
Total current liabilities	190,928	185,821
Indebtedness under revolving credit facility	119,000	67,000
Notes payable, net of debt related cost and current portion	76,392	69,032
Deferred revenue, net of current portion	851	855
Capital lease obligations, net of current maturities	3,363	6,836
Other liabilities, net of current portion in accrued expenses	5,291	1,419
Total liabilities	395,825	330,963
Commitments and Contingencies	—	—
Stockholders’ Equity
Common stock, par value $0.001 per share; 596,950 shares authorized at December 31, 2015 and December 31, 2014; 268,947 and 262,423 shares issued at December 31, 2015 and December 31, 2014, respectively; 214,280 and 211,994 shares outstanding at December 31, 2015 and December 31, 2014, respectively	270	264
Additional paid-in capital	1,224,947	1,184,662
Accumulated deficit	(655,020)	(677,675)
Treasury stock, at cost, 54,667 shares at December 31, 2015 and 50,429 shares at December 31, 2014	(179,779)	(159,775)
Accumulated other comprehensive (loss) income	(1,677)	(3,131)
Noncontrolling interest	—	(848)
Total stockholders’ equity	388,741	343,497
Total liabilities and stockholders’ equity	$784,566	$674,460

(1) See Note 6 Long-Term Debt and Revolving Credit Facility and Note 11 Acquisition of Business.

The accompanying notes are an integral part of these financial statements

F-4     VONAGE ANNUAL REPORT 2015

VONAGE HOLDINGS CORP. CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
(In thousands, except per share amounts)	2015	2014	2013

Total revenues	$895,072	$868,854	$829,067

Operating Expenses:
Cost of services (excluding depreciation and amortization of $24,868, $19,405, and $14,892, respectively)	261,768	231,383	237,244
Cost of goods sold	34,210	36,500	37,586
Sales and marketing	347,896	373,737	366,307
Engineering and development	27,220	20,869	14,794
General and administrative	109,153	98,780	83,107
Depreciation and amortization	61,833	49,514	36,054
	842,080	810,783	775,092
Income from operations	52,992	58,071	53,975
Other Income (Expense):
Interest income	89	207	307
Interest expense	(8,786)	(6,823)	(6,557)
Other (expense) income, net	(842)	11	(104)
	(9,539)	(6,605)	(6,354)
Income from continuing operations before income tax expense	43,453	51,466	47,621
Income tax expense	(18,418)	(21,759)	(18,194)
Income from continuing operations	25,035	29,707	29,427
Loss from discontinued operations	(1,615)	(10,260)	(1,626)
Loss on disposal, net of taxes	(824)	—	—
Discontinued operations	(2,439)	(10,260)	(1,626)
Net income	22,596	19,447	27,801
Plus: Net loss from discontinued operations attributable to noncontrolling interest	59	819	488
Net income attributable to Vonage	$22,655	$20,266	$28,289
Net income per common share - continuing operations:
Basic	$0.12	$0.14	$0.14
Diluted	$0.11	$0.14	$0.13
Net loss per common share - discontinued operations attributable to Vonage:
Basic	$(0.01)	$(0.04)	$(0.01)
Diluted	$(0.01)	$(0.04)	$(0.01)
Net income per common share - attributable to Vonage:
Basic	$0.11	$0.10	$0.13
Diluted	$0.10	$0.09	$0.13
Weighted-average common shares outstanding:
Basic	213,147	209,822	211,563
Diluted	224,110	219,419	220,520

The accompanying notes are an integral part of these financial statements

F-5     VONAGE ANNUAL REPORT 2015

VONAGE HOLDINGS CORP. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the years ended December 31,
(In thousands)	2015	2014	2013
Net income	$22,596	$19,447	$27,801
Other comprehensive income (loss):
Foreign currency translation adjustment	493	(3,633)	(2,058)
Discontinued operations cumulative translation adjustment	974	—	—
Unrealized loss on available-for-sale securities	(13)	(8)	—
Total other comprehensive income (loss)	1,454	(3,641)	(2,058)
Comprehensive income	24,050	15,806	25,743
Comprehensive loss attributable to noncontrolling interest:
Comprehensive loss	59	819	488
Comprehensive loss from discontinued operations	—	(9)	5
Total comprehensive loss attributable to noncontrolling interest	59	810	493
Comprehensive income attributable to Vonage	$24,109	$16,616	$26,236

The accompanying notes are an integral part of these financial statements

F-6     VONAGE ANNUAL REPORT 2015

VONAGE HOLDINGS CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(In thousands)	2015	2014	2013
Cash flows from operating activities:
Net income	$22,596	$19,447	$27,801
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization and impairment charges	35,620	34,464	31,208
Amortization of intangibles	26,404	16,943	4,858
Deferred tax expense	13,949	19,128	16,795
Loss on foreign currency	1,358	—	—
Allowance for doubtful accounts	(8)	(193)	(256)
Allowance for obsolete inventory	1,882	757	663
Amortization of debt related costs	997	1,072	1,515
Share-based expense	27,541	21,070	17,843
Noncontrolling interest	907	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	185	4,887	1,236
Inventory	2,815	36	(5,835)
Prepaid expenses and other current assets	(1,904)	4,106	(662)
Deferred customer acquisition costs	421	230	621
Other assets	(1,660)	(5,790)	1,970
Accounts payable	(3,830)	(8,454)	(26,335)
Accrued expenses	4,768	(13,042)	17,869
Deferred revenue	(3,682)	(1,910)	(1,111)
Other liabilities	1,372	(209)	63
Net cash provided by operating activities	129,731	92,542	88,243
Cash flows from investing activities:
Capital expenditures	(17,323)	(12,436)	(9,889)
Purchase of intangible assets	(2,500)	—	—
Purchase of marketable securities	(9,982)	(7,170)	—
Maturities and sales of marketable securities	7,223	—	—
Acquisition and development of software assets	(14,183)	(11,819)	(12,291)
Acquisition of business, net of cash acquired	(116,927)	(88,098)	(100,057)
Decrease in restricted cash	996	995	1,252
Net cash used in investing activities	(152,696)	(118,528)	(120,985)
Cash flows from financing activities:
Principal payments on capital lease obligations	(3,549)	(2,889)	(3,471)
Principal payments on notes and revolving credit facility	(47,500)	(41,666)	(23,334)
Proceeds received from draw down of revolving credit facility and issuance of notes payable	102,000	77,000	102,500
Debt related costs	(2,007)	(1,910)	(2,056)
Common stock repurchases	(15,911)	(49,338)	(56,294)
Acquisition of redeemable noncontrolling interest	—	—	455
Proceeds from exercise of stock options	7,172	4,564	4,091
Net cash provided by (used in) financing activities	40,205	(14,239)	21,891
Effect of exchange rate changes on cash	(311)	(3,641)	(1,596)
Net change in cash and cash equivalents	16,929	(43,866)	(12,447)
Cash and cash equivalents, beginning of period	40,797	84,663	97,110
Cash and cash equivalents, end of period	$57,726	$40,797	$84,663
Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$7,834	$5,252	$4,722
Income taxes	$2,516	$2,491	$2,323
Non-cash financing transactions during the periods for:
Common stock repurchases	$—	$661	$736
Issuance of common stock in connection with acquisition of business	$5,578	$22,727	$26,186
Purchase of intangible assets	$5,000	$—	$—
The accompanying notes are an integral part of these financial statements

F-7     VONAGE ANNUAL REPORT 2015

VONAGE HOLDINGS CORP. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND REDEEMABLE NONCONTROLLING INTEREST

(In thousands)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Non-controlling interest	Total	Redeemable non-controlling interest	Net Income
Balance at December 31, 2012	$230	$1,088,186	$(726,230)	$(43,343)	$2,572	$—	$321,415
Stock option exercises	9	9,545					9,554
Stock option cancellation		(5,463)					(5,463)
Share-based expense		17,843					17,843
Share-based award activity				(1,311)			(1,311)
Common stock repurchases				(56,386)			(56,386)
Acquisition of business	8	26,178					26,186
Investment by redeemable noncontrolling interest							—	455
Foreign currency translation adjustment					(2,053)		(2,053)	(5)
Net income			28,289				28,289	(488)	27,801
Balance at December 31, 2013	247	1,136,289	(697,941)	(101,040)	519	—	338,074	(38)
Stock option exercises	10	4,554					4,564
Share-based expense		21,070					21,070
Share-based award activity				(9,004)			(9,004)
Common stock repurchases				(49,263)			(49,263)
Acquisition of business	7	22,749		(468)			22,288
Foreign currency translation adjustment					(3,642)	9	(3,633)
Unrealized loss on available-for-sale securities					(8)		(8)
Transfer of noncontrolling interest						(706)	(706)	706
Net income			20,266			(151)	20,115	(668)	19,447
Balance at December 31, 2014	264	1,184,662	(677,675)	(159,775)	(3,131)	(848)	343,497	—
Stock option exercises	5	7,167					7,172
Share-based expense		27,541					27,541
Share-based award activity				(4,754)			(4,754)
Common stock repurchases				(15,250)			(15,250)
Acquisition of business	1	5,577					5,578
Foreign currency translation adjustment					1,467		1,467
Unrealized loss on available-for-sale securities					(13)		(13)
Net income (loss)			22,655			848	23,503
Balance at December 31, 2015	$270	$1,224,947	$(655,020)	$(179,779)	$(1,677)	$—	$388,741

The accompanying notes are an integral part of these financial statements

F-8     VONAGE ANNUAL REPORT 2015

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 1. Basis of Presentation and Significant Accounting Policies

NATURE OF OPERATIONS

Vonage Holdings Corp. (“Vonage”, “Company”, “we”, “our”, “us”) is incorporated as a Delaware corporation. We are a leading provider of communications services connecting people through cloud-connected devices worldwide. Customers in the United States represented 93% of our combined subscriber lines and seats at December 31, 2015, with the balance primarily in Canada and the United Kingdom.

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
At the time a customer signs up for our services, there are the following deliverables:

>	Providing equipment, if any, to the customer that enables our telephony services; and

>	Providing services.
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

F-9     VONAGE ANNUAL REPORT 2015

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
Cost of Services
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
Engineering and Development Expenses
Engineering and development expenses primarily include personnel and related costs for developers responsible for new products, and software engineers maintaining and enhancing existing products. These costs have been reclassified from selling, general and administrative expenses. Research and development costs related to new product development included in engineering and development were $18,350, $13,034, and $5,948 for the years ended December 31, 2015, 2014, and 2013, respectively.
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

F-10     VONAGE ANNUAL REPORT 2015

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
Goodwill
Goodwill acquired in the acquisition of a business is accounted for based upon the excess fair value of consideration transferred over the fair value of net assets acquired in the business combination. Goodwill is tested for impairment on an annual basis on October 1st and, when specific circumstances dictate, between annual tests. When impaired, the carrying value of goodwill is written down to fair value. The goodwill impairment test involves evaluating qualitative information to determine if it is more than 50% likely that the fair value of a reporting unit is less than its carrying value. If such a determination is made, then the traditional two-step goodwill impairment test described below must be applied. The first step, identifying a potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. The second step, measuring the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Any excess of the reporting unit goodwill carrying value over the respective implied fair value is recognized as an impairment loss. There was no impairment of goodwill for the year ended December 31, 2015.
Intangible Assets
Intangible assets acquired in the settlement of litigation or by direct purchase are accounted for based upon the fair value of assets received.
Purchased-intangible assets are accounted for based upon the fair value of assets received. Purchased-intangible assets are amortized on a straight-line or accelerated basis over the periods of benefit, ranging from two to ten years. We perform a review of purchased-intangible assets whenever events or changes in circumstances indicate that the useful life is shorter than we had originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, we assess the recoverability of purchased-intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life of the asset is shorter than originally estimated, we accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. There was no impairment of purchased-intangible assets identified for the years ended December 31, 2015, 2014, or 2013.
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
Restricted Cash and Letters of Credit
We had a cash collateralized letter of credit for $2,498 and $3,311 as of December 31, 2015 and 2014, respectively, mainly related to lease deposits for our Holmdel office. In the aggregate, cash reserves and collateralized letters of credit of $2,587 and $3,405 were recorded as long-term restricted cash at December 31, 2015 and 2014, respectively.
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
Income Taxes
We recognize deferred tax assets and liabilities at enacted income tax rates for the temporary differences between the financial reporting bases and the tax bases of our assets and liabilities. Any effects of changes in income tax rates or tax laws are included in the provision for income taxes in the period of enactment. Our net deferred tax assets primarily consist of net operating loss carry forwards (“NOLs”). We are required to record a valuation allowance against our net deferred tax assets if we conclude that it is more likely than not that taxable income generated in the future will be insufficient to utilize the future income tax benefit from our net deferred tax assets (namely, the NOLs) prior to

F-11     VONAGE ANNUAL REPORT 2015

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

expiration. We periodically review this conclusion, which requires significant management judgment. If we are able to conclude in a future period that a future income tax benefit from our net deferred tax assets has a greater than 50% likelihood of being realized, we are required in that period to reduce the related valuation allowance with a corresponding decrease in income tax expense. This would result in a non-cash benefit to our net income in the period of the determination. In the fourth quarter of 2011, we released $325,601 of valuation allowance (see Note 5. Income Taxes). We periodically review this conclusion, which requires significant management judgment. In the future, if available evidence changes our conclusion that it is more likely than not that we will utilize our net deferred tax assets prior to their expiration, we will make an adjustment to the related valuation allowance and income tax expense at that time. In subsequent periods, we would expect to recognize income tax expense equal to our pre-tax income multiplied by our effective income tax rate, an expense that was not recognized prior to the reduction of the valuation allowance. Our effective rate may differ from the federal statutory rate due, in part, to our foreign operations and certain discrete period items.
We file income tax returns in the U.S. on a federal basis and in U.S. state and foreign jurisdictions. Our federal tax return remains subject to examination by the Internal Revenue Service from 2010 to present, our New Jersey tax returns remain open from 2008 to present, our Canada tax return remains open from 2009 to present, and other domestic and foreign tax returns remain open for all periods to which those filings relate. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.
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

F-12     VONAGE ANNUAL REPORT 2015

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

The following table sets forth the computation for basic and diluted net income per share:

	For the years ended December 31,
	2015	2014	2013
Numerator
Income from continuing operations	$25,035	$29,707	$29,427

Discontinued operations	(2,439)	(10,260)	(1,626)
Plus: Net loss from discontinued operations attributable to noncontrolling interest	59	819	488
Loss from discontinued operations attributable to Vonage	(2,380)	(9,441)	(1,138)
Net income attributable to Vonage	$22,655	$20,266	$28,289
Denominator
Basic weighted average common shares outstanding	213,147	209,822	211,563
Dilutive effect of stock options and restricted stock units	10,963	9,597	8,957
Diluted weighted average common shares outstanding	224,110	219,419	220,520
Basic net income per share
Basic net income per share - from continuing operations	0.12	0.14	0.14
Basic net loss per share - from discontinued operations attributable to Vonage	(0.01)	(0.04)	(0.01)
Basic net income per share - attributable to Vonage	$0.11	$0.10	$0.13
Diluted net income per share
Diluted net income per share - from continuing operations	0.11	0.14	0.13
Diluted net loss per share - from discontinued operations attributable to Vonage	(0.01)	(0.04)	(0.01)
Diluted net income per share - attributable to Vonage	$0.10	$0.09	$0.13

The following shares were excluded from the calculation of diluted income per share because of their anti-dilutive effects:

	For the years ended December 31,
	2015	2014	2013
Restricted stock units	5,827	5,454	3,625
Employee stock options	13,600	18,428	25,437
	19,427	23,882	29,062

Comprehensive Income
Comprehensive income consists of net income (loss) and other comprehensive items. Other comprehensive items include foreign currency translation adjustments and unrealized gains (losses) on available for sale securities.
Recent Accounting Pronouncements
In January 2016, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities". This ASU provide guidance concerning certain matters involving the recognition, measurement, and disclosure of financial assets and financial liabilities. The guidance does not alter the basic framework for classifying debt instruments held as financial assets. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is not permitted, with some exceptions. The adoption of ASU 2016-01 will not have a material impact on our consolidated financial statements and related disclosures.
In November 2015, FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes". This ASU simplifies the presentation of deferred income taxes and requires deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. This ASU may be applied either prospectively or retrospectively to all periods presented. We are currently evaluating the impact of adopting ASU 2015-17 on our consolidated financial statements and related disclosures.
In September 2015, FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments". This ASU simplifies the accounting for adjustments made to provisional amounts recognized in a business combination and eliminates the requirement to retrospectively account for those adjustments. This ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. This ASU should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this ASU with earlier application permitted for financial statements that have not been issued. We are currently evaluating the impact of adopting ASU 2015-16 on our consolidated financial statements and related disclosures.
In August 2015, FASB issued ASU 2015-15, "Interest-Imputation of Interest". This ASU provides guidance not addressed in ASU 2015-03 related to the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. The SEC staff stated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We adopted this ASU along with the adoption of ASU 2015-03 in the third quarter of 2015 and

F-13     VONAGE ANNUAL REPORT 2015

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

restated the prior periods presentation. The adoption of ASU 2015-15 did not have a material impact on our consolidated financial statements and related disclosures.
In July 2015, FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory". This ASU applies to inventory that is measured using first-in, first-out ("FIFO") or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predicable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, first-out ("LIFO") or the retail inventory. This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption only permitted at the beginning of an interim and annual reporting period. We are currently evaluating the impact of adopting ASU 2015-11 on our consolidated financial statements and related disclosures.
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
In April 2015, FASB issued ASU 2015-03, "Interest-Imputation of Interest". This ASU requires that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability, consistent with the presentation of debt discounts. Prior to the amendments, debt issuance costs were presented as a deferred charge (i.e., an asset) on the balance sheet. This ASU is effective for annual reporting periods beginning after December 15, 2015 and interim periods within fiscal years beginning after December 15, 2016. The amendments must be applied retrospectively. All entities have the option of adopting the new requirements as of an earlier date for financial statements that have not been previously issued. Applicable disclosures for a change in an accounting principle are required in the year of adoption, including interim periods. We adopted this ASU in the third quarter of 2015 and conformed the prior period presentation. The adoption of ASU 2015-03 did not have a material impact on our consolidated financial statements and related disclosures.
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

Note 2. Supplemental Balance Sheet Account Information
Prepaid expenses and other current assets

	December 31, 2015	December 31, 2014
Nontrade receivables	$2,113	$2,511
Services	8,066	7,415
Telecommunications	3,138	459
Insurance	939	803
Marketing	779	519
Other prepaids	624	958
Prepaid expenses and other current assets	$15,659	$12,665

F-14     VONAGE ANNUAL REPORT 2015

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

Property and equipment, net

	December 31, 2015	December 31, 2014
Building (under capital lease)	$25,709	$25,709
Network equipment and computer hardware	89,025	73,599
Leasehold improvements	48,872	48,574
Customer premise equipment	7,292	3,220
Furniture	2,508	1,914
Vehicles	214	195
	173,620	153,211
Less: accumulated depreciation and amortization	(124,137)	(103,581)
Property and equipment, net	$49,483	$49,630

Customer premise equipment, net

	December 31, 2015	December 31, 2014
Customer premise equipment	$7,292	$3,220
Less: accumulated depreciation	(2,068)	(74)
Customer premise equipment, net	$5,224	$3,146

Software, net

	December 31, 2015	December 31, 2014
Purchased	$67,248	$55,636
Licensed	909	909
Internally developed	36,088	36,088
	104,245	92,633
Less: accumulated amortization	(83,535)	(74,009)
Software, net	$20,710	$18,624

The total expected future annual amortization of software is as follows:

2016	$9,552
2017	6,773
2018	3,629
2019	756
Total	$20,710

 Debt related costs, net

	December 31, 2015	December 31, 2014
Debt related costs related to Revolving Credit Facility	$5,044	$3,640
Less: accumulated amortization	(2,991)	(2,457)
Debt related costs, net	$2,053	$1,183

Restricted cash

	December 31, 2015	December 31, 2014
Letter of credit-lease deposits	$2,498	$3,311
Cash reserves	89	94
Restricted cash	$2,587	$3,405

F-15     VONAGE ANNUAL REPORT 2015

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

Other assets

	December 31, 2015	December 31, 2014
Long term non-trade receivable	$6,623	$6,623
Others	2,980	1,125
Other assets	$9,603	$7,748

Accrued expenses

	December 31, 2015	December 31, 2014
Compensation and related taxes and temporary labor	$33,196	$25,555
Marketing	24,891	17,871
Taxes and fees	11,808	17,300
Litigation and settlements	23	23
Telecommunications	9,111	8,134
Other accruals	11,523	9,771
Customer credits	1,779	1,883
Professional fees	2,080	2,178
Accrued interest	22	133
Inventory	1,514	1,267
Credit card fees	180	207
Accrued expenses	$96,127	$84,322

Accumulated other comprehensive (loss) income

	December 31, 2015	December 31, 2014
Foreign currency translation adjustment	$(1,656)	$(3,123)
Unrealized loss on available-for-sale securities	(21)	(8)
Accumulated other comprehensive (loss) income	$(1,677)	$(3,131)

F-16     VONAGE ANNUAL REPORT 2015

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

Note 3. Goodwill and Intangible Assets

Goodwill

The following table provides a summary of the changes in the carrying amounts of goodwill:

Balance at January 1, 2014	$83,627
Increase in goodwill related to acquisition of Telesphere	62,310
Decrease in goodwill related to tax adjustment of VBS	(3,393)
Balance at December 31, 2014	142,544
Increase in goodwill related to acquisition of Simple Signal	17,687
Increase in goodwill related to acquisition of iCore	63,294
Increase in goodwill related to acquisition of gUnify	660
Decrease in goodwill related to working capital and tax adjustments of Telesphere	(2,079)
Balance at December 31, 2015	$222,106

Intangible assets, net

The carrying values of intangible assets were as follows:

	December 31, 2015	December 31, 2014
Customer relationships	$92,609	$49,799
Developed technology	75,694	72,900
Patents and patent licenses	20,164	12,764
Trademark	560	560
Trade names	760	500
Non-compete agreements	2,933	2,726
Gross Carrying Amount	192,720	139,249

Customer relationships	(21,777)	(10,185)
Developed technology	(18,880)	(7,108)
Patents and patent licenses	(12,066)	(10,426)
Trademark	(543)	(472)
Trade names	(260)	(113)
Non-compete agreements	(995)	(113)
Accumulated Amortization	(54,521)	(28,417)

Customer relationships	70,832	39,614
Developed technology	56,814	65,792
Patents and patent licenses	8,098	2,338
Trademark	17	88
Trade names	500	387
Non-compete agreements	1,938	2,613
Net Carrying Amount	$138,199	$110,832

Represents customer relationships, developed technology, trade names and non-compete agreements identified in the acquisition of businesses. In addition, includes patents and trademarks we have purchased and licensed, including in connection with the settlement of litigation.

F-17     VONAGE ANNUAL REPORT 2015

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
The total expected future annual amortization is as follows:

2016	$30,465
2017	26,278
2018	21,400
2019	18,412
2020	14,804
Thereafter	26,840
Total	$138,199

Note 4. Supplemental Income Statement Account Information

Amounts included in revenues

	For the years ended December 31,
	2015	2014	2013
USF fees	$75,570	$71,188	$70,009
Disconnect fee, net of credits and bad debt	$706	$554	$955
Initial activation fees	$779	$1,085	$1,278
Customer equipment rental	$3,677	$—	$—
Customer equipment fees	$6,141	$715	$418
Equipment recovery fees	$77	$80	$103
Shipping and handling fees	$2,473	$2,374	$1,178

Amounts included in cost of services

	For the years ended December 31,
	2015	2014	2013
USF costs	$75,599	$71,230	$70,009

Amounts included in cost of goods sold

	For the years ended December 31,
	2015	2014	2013
Shipping and handling cost	$5,197	$6,028	$5,188

Amounts included in sales and marketing

	For the years ended December 31,
	2015	2014	2013
Advertising costs	$103,320	$141,138	$142,094

Amounts included in general and administrative expense

	For the years ended December 31,
	2015	2014	2013
Acquisition related transaction costs	$2,585	$2,466	$2,681
Acquisition related integration costs	$25	$100	$87

F-18     VONAGE ANNUAL REPORT 2015

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

Depreciation and amortization expense

	For the years ended December 31,
	2015	2014	2013
Network equipment and computer hardware	$12,571	$13,449	$13,475
Software	12,627	10,116	10,831
Capital leases	2,200	2,200	2,200
Other leasehold improvements	5,190	4,434	4,167
Customer premise equipment	2,147	75	—
Furniture	430	194	120
Vehicles	71	31	10
Patents	1,740	1,833	2,304
Trademarks	72	72	70
Customer relationships	11,594	8,539	1,644
Acquired technology	11,768	6,296	813
Trade names	148	100	13
Non-compete agreements	1,082	101	13
	61,640	47,440	35,660
Property and equipment impairments	193	1,959	9
Software impairments	—	115	385
Depreciation and amortization expense	$61,833	$49,514	$36,054

Amounts included in interest expense

	For the years ended December 31,
	2015	2014	2013
Debt related costs amortization	$997	$1,072	$1,515

Amounts included in other income (expense), net

	For the years ended December 31,
	2015	2014	2013
Net (losses) gains resulting from foreign exchange transactions	$(860)	$10	$(109)

Note 5. Income Taxes

The components of income from continuing operations before income tax expense are as follows:

	For the years ended December 31,
	2015	2014	2013
United States	$38,115	$44,044	$39,650
Foreign	5,338	7,422	7,971
	$43,453	$51,466	$47,621

F-19     VONAGE ANNUAL REPORT 2015

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

The components of the income tax expense are as follows:

	For the years ended December 31,
	2015	2014	2013
Current:
Federal	$(1,846)	$(1,452)	$(907)
Foreign	(1,667)	(376)	(155)
State and local taxes	(956)	(803)	(337)
	$(4,469)	$(2,631)	$(1,399)
Deferred:
Federal	$(11,289)	$(15,239)	$(14,954)
Foreign	(1,088)	(2,985)	(1,603)
State and local taxes	(1,572)	(904)	(238)
	$(13,949)	$(19,128)	$(16,795)
	$(18,418)	$(21,759)	$(18,194)

The following table summarizes deferred taxes resulting from differences between financial accounting basis and tax basis of assets and liabilities.

	December 31, 2015	December 31, 2014
Current assets and liabilities:
Deferred revenue	$12,096	$13,265
Accounts receivable and inventory allowances	640	289
Accrued expenses	11,249	8,295
Deferred tax assets, net, current	$23,985	$21,849
Non-current assets and liabilities:
Acquired intangible assets and property and equipment	$(33,129)	$(13,799)
Accrued expenses	(1,054)	(1,937)
Research and development and alternative minimum tax credit	6,630	4,952
Stock option compensation	20,545	17,802
Capital leases	(6,442)	(5,401)
Deferred revenue	(634)	(524)
Net operating loss carryforwards	237,127	241,525
	223,043	242,618
Valuation allowance	(20,456)	(17,451)
Deferred tax assets, net, non-current	$202,587	$225,167

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
In connection with the acquisition of iCore, we recorded a deferred tax liability of $12,944 related to the $38,064 of identified intangible assets that will be amortized for financial reporting purposes but not for tax purposes and a deferred tax asset of $4,457 related to NOLs.
In connection with the acquisition of Simple Signal, we recorded a deferred tax liability of $2,441 related to the $6,407 of identified intangible assets that will be amortized for financial reporting purposes but not for tax purposes and a deferred tax asset of $3,182 related to NOLs.
In connection with the acquisition of Telesphere, we recorded a deferred tax liability of $17,050 related to the $50,925 of identified intangible assets that will be amortized for financial reporting purposes

F-20     VONAGE ANNUAL REPORT 2015

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

but not for tax purposes and a deferred tax asset of $17,101 related to NOLs.
In connection with the acquisition of Vocalocity, we recorded a deferred tax liability of $30,000 related to the $75,000 of identified intangible assets that will be amortized for financial reporting purposes but not for tax purposes and a deferred tax asset of $6,000 related to NOLs, which consists of $10,336 deferred tax asset and a valuation allowance of $4,336 against Vocalocity's deferred tax assets based upon our preliminary assessment of the utilization of the NOLs as the NOLs are subject to Section 382 limitations. Subsequent to the acquisition date, we increased the deferred tax assets by $3,393 based upon updated information with respect to NOL utilization.
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

The reconciliation between the United States statutory federal income tax rate and the effective rate is as follows:

	For the years ended December 31,
	2015	2014	2013
U.S. Federal statutory tax rate	35%	35%	35%
Permanent items	3%	3%	4%
State and local taxes, net of federal benefit	2%	3%	—%
International tax (reflects effect of losses for which tax benefit not realized)	1%	—%	(2)%
Valuation reserve for income taxes and other	2%	1%	1%
Effective tax rate	43%	42%	38%

     As of December 31, 2015, we had NOLs for United States federal and state tax purposes of $625,802 and $186,776, respectively, expiring at various times from years ending 2016 through 2035 as follows:

	Federal	State
2016	$—	$41,530
2017	—	21,823
2018	—	17,032
2019	—	9,880
2020	—	8,028
2021	—	6,075
2022	—	2,073
2023	—	8
2024	—	—
2025	3,140	—
2026	192,209	—
2027	235,966	1,072
2028	39,145	4,554
2029	17,482	3,024
2030	107,085	5,181
2031	8,012	563
2032	2,808	625
2033	3,555	7,341
2034	3,814	14,080
2035	12,586	43,887
Total	$625,802	$186,776

United States federal and state NOLs of $16,629 represent excess tax benefits from the exercise of share based awards which will be recorded in additional paid-in capital when realized. We had NOLs for United Kingdom tax purposes of $45,159 with no expiration date.

F-21     VONAGE ANNUAL REPORT 2015

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

Under Section 382 of the Internal Revenue Code, if we undergo an “ownership change” (generally defined as a greater than 50% change (by value) in our equity ownership over a three-year period), our ability to use our pre-change of control NOLs and other pre-change tax attributes against our post-change income may be limited. The Section 382 limitation is applied annually so as to limit the use of our pre-change NOLs to an amount that generally equals the value of our stock immediately before the ownership change multiplied by a designated federal long-term tax-exempt rate. At December 31, 2015, there were no limitations on the use of our NOLs except for certain of the NOLs of Vocalocity as of the date of acquisition.

Note 6. Long-Term Debt and Revolving Credit Facility
A schedule of long-term debt at December 31, 2015 and 2014 is as follows:

	December 31, 2015	December 31, 2014
2.875-3.375% Term note - due 2018, net of debt related costs (1)	$—	$69,032
2.875-3.375% Revolving credit facility - due 2018	$—	$67,000
2.5-3.00% Term note - due 2019, net of debt related costs	$76,392	$—
2.5-3.0% Revolving credit facility - due 2019	$119,000	$—
Total Long-term note and revolving credit facility	$195,392	$136,032

(1) Restated due to the adoption of ASU 2015-03 and ASU 2015-15 in the third quarter of 2015.
At December 31, 2015, future payments under long-term debt obligations over each of the next five years and thereafter are as follows:

2015 Credit Facility
2016	15,000
2017	15,000
2018	15,000
2019	47,500
Minimum future payments of principal	92,500
Less: unamortized debt related costs	1,108
current portion	15,000
Long-term portion	$76,392

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
Use of Proceeds
We used $167,000 of the net available proceeds of the 2015 Credit Facility to retire all of the debt under our 2014 Credit Facility. Remaining proceeds from the term note and the undrawn revolving credit facility under the 2015 Credit Facility will be used for general corporate purposes. We also incurred fees of $2,007 in connection with the 2015 Credit Facility, of which $602 was allocated to the term note and $1,405 was allocated to the revolving credit facility. The unamortized fees of $1,628 in connection with the 2014 Credit Facility was allocated as follows: $733 to the term note and $895 revolving credit facility. In adopting ASU 2015-03, fees allocated to the term note were reported in the balance sheet as a direct deduction from the face amount of the liability and in adopting ASU 2015-15, fees allocated to the revolving credit facility were reported in the balance sheet as as asset. These fees are amortized to interest expenses over the life of the debt using the effective interest method for the term note and straight line method for the revolving credit facility. We used $82,000 from our 2015 revolving credit facility in connection with the acquisition of iCore on August 31, 2015.
Repayments
In 2015, we made mandatory repayment of $7,500 under the term note. In addition, we repaid the $30,000 outstanding under the revolving credit facility.
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

F-22     VONAGE ANNUAL REPORT 2015

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
As of December 31, 2015, we were in compliance with all covenants, including financial covenants, for the 2015 Credit Facility.
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
Use of Proceeds
We used $90,000 of the net available proceeds of the 2014 Credit Facility to retire all of the debt under our 2013 Credit Facility. Remaining proceeds from the term note and the undrawn revolving credit facility under the 2014 Credit Facility were to be used for general corporate purposes. We also incurred $1,910 of fees in connection with the 2014 Credit Facility, which were amortized, along with the unamortized fees of $668 in connection with the 2013 Credit Facility, to interest expense over the life of the debt using the effective interest method. We used $20,000 and $67,000 from our 2014 revolving credit facility in connection with the acquisitions of Simple Signal on April 1, 2015 and Telesphere on December 15, 2014, respectively.
2014 Credit Facility Terms
The following description summarizes the material terms of the 2014 Credit Facility:
The loans under the 2014 Credit Facility were to mature in August 2018. Principal amounts under the 2014 Credit Facility were repayable in quarterly installments of $5,000 per quarter for the term note. The unused portion of our revolving credit facility incurred a 0.40% commitment fee.
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

F-23     VONAGE ANNUAL REPORT 2015

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
We were able to prepay the 2014 Credit Facility at our option at any time without premium or penalty. The 2014 Credit Facility was subject to mandatory prepayments in amounts equal to:

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
The 2014 Credit Facility contained customary events of default that may permit acceleration of the debt. During the continuance of a payment default, interest would accrue at a default interest rate of 2% above the interest rate which would otherwise be applicable, in the case of loans, and at a rate equal to the rate applicable to base rate loans plus 2%, in the case of all other amounts.
2013 Financing
On February 11, 2013 we entered into Amendment No. 1 to the 2011 Credit Agreement (as further amended by Amendment No. 2 to our 2011 Credit Facility, the "2013 Credit Facility"). The 2013 Credit Facility consisted of a $70,000 term note and a $75,000 revolving credit facility. The co-borrowers under the 2013 Credit Facility were us and Vonage America Inc., our wholly owned subsidiary. Obligations under the 2013 Credit Facility were guaranteed, fully and unconditionally, by our other United States subsidiaries and were secured by substantially all of the assets of each borrower and each of the guarantors. On July 26, 2013 we entered into Amendment No. 2 to our 2011 Credit Agreement, which amended our financial covenant related to our consolidated fixed charge coverage ratio by increasing the amount of restricted payments excluded from such calculation from $50,000 to $80,000.
Use of Proceeds
We used $42,500 of the net available proceeds of the 2013 Credit Facility to retire all of the debt under our 2011 Credit Facility. Remaining net proceeds of $27,500 from the term note and the undrawn revolving credit facility under the 2013 Credit Facility were to be used for general corporate purposes. We also incurred $2,009 of fees in connection with the 2013 Credit Facility, which was amortized, along with the pre-existing unamortized fees of $670 in connection with the 2011 Credit Facility, to interest expense over the life of the debt using the effective interest method. We used $75,000 from the 2013 revolving credit facility in connection with the acquisition of Vocalocity on November 15, 2013.
2013 Credit Facility Terms
The following description summarizes the material terms of the 2013 Credit Facility:
The loans under the 2013 Credit Facility were to mature in February 2016. Principal amounts under the 2013 Credit Facility were repayable in quarterly installments of $5,833 per quarter for the term note. The unused portion of our revolving credit facility incurred a 0.45% commitment fee.
Outstanding amounts under the 2013 Credit Facility, at our option, bore interest at:

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

July 2011 Financing
On July 29, 2011, we entered into a credit agreement (the "2011 Credit Facility") consisting of an $85,000 term note and a $35,000 revolving credit facility. The co-borrowers under the 2011 Credit Facility were us and Vonage America Inc., our wholly owned subsidiary. Obligations under the 2011 Credit Facility were guaranteed, fully and unconditionally, by our other United States subsidiaries and are secured by substantially all of the assets of each borrower and each of the guarantors.
Use of Proceeds
We used $100,000 of the net available proceeds of the 2011 Credit Facility, plus $31,000 of cash on hand, to retire all of the debt

F-24     VONAGE ANNUAL REPORT 2015

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
2011 Credit Facility Terms
The following description summarizes the material terms of the 2011 Credit Facility:
The loans under the 2011 Credit Facility mature in July 2014. Principal amounts under the 2011 Credit Facility are repayable in installments of $7,083 per quarter for the term note. The unused portion of our revolving credit facility incurs a 0.50% commitment fee.
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

The following table presents the assets that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
Level 1 Assets
Money market fund (1)	$57	$2,786
Level 2 Assets
Available-for-sale securities (2)	$9,908	$7,162
(1) Included in cash and cash equivalents on our consolidated balance sheet.
(2) Included in marketable securities on our consolidated balance sheet.

Fair Value of Other Financial Instruments
The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, approximate fair value because of their short maturities. The carrying amounts of our capital leases approximate fair value of these obligations based upon management’s best estimates of interest rates that would be available for similar debt obligations at December 31, 2015 and 2014. We believe the fair value of our debt at December 31, 2015 was approximately the same as its carrying amount as market conditions, including available interest rates, credit spread relative to our credit rating, and illiquidity, remain relatively unchanged from the issuance date of our debt on July 27, 2015 for a similar debt instrument.

F-25     VONAGE ANNUAL REPORT 2015

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
Common Stock Repurchases
On July 25, 2012, our board of directors authorized a program to repurchase up to $50,000 of Vonage common stock (the "$50,000 repurchase program") through December 31, 2013. On February 7, 2013, our board of directors discontinued the remainder of our existing $50,000 repurchase program effective at the close of business on February 12, 2013 with $16,682 of availability remaining, and authorized a new program to repurchase up to $100,000 of Vonage common stock (the "2012 $100,000 repurchase program) by December 31, 2014.

We repurchased the following shares of common stock with cash resources under the 2012 $100,000 repurchase program as of December 31, 2014:

December 31, 2014
Shares of common stock repurchased	13,475
Value of common stock repurchased	$49,128
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

We repurchased the following shares of common stock with cash resources under the 2014 $100,000 repurchase program as of December 31, 2015:

December 31, 2015
Shares of common stock repurchased	3,320
Value of common stock repurchased	$15,195

As of December 31, 2015, approximately $84,805 remained of our 2014 $100,000 repurchase program. The repurchase program expires on December 31, 2018 but may be suspended or discontinued at any time without notice.

F-26     VONAGE ANNUAL REPORT 2015

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

The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model. The assumptions used to value options are as follows:

	2015	2014	2013
Risk-free interest rate	1.38-1.80%	1.78-2.19%	1.13-2.02%
Expected stock price volatility	73.55-83.14%	85.28-86.93%	86.94-90.39%
Dividend yield	0.00%	0.00%	0.00%
Expected life (in years)	6.25	6.25	6.25
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

For the market-based restricted performance stock units issued during the year ended December 31, 2015 and December 31, 2014, the payouts at vesting which are linearly interpolated between the percentiles specified below are as follows:

Payout Schedule
Percentile Ranking		% of Target Earned
	80%	200%
	50%	100%
	30%	50%
<	30%	—%
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

The assumptions used to value these market based restricted performance stock units are as follows:

	2015	2014	2013
Risk-free interest rate	0.98%	0.69%	—%
Expected stock price volatility	40.21%	48.91%	—%
Dividend yield	0.00%	0.00%	0.00%
Expected life (in years)	2.79	2.79	0

F-27     VONAGE ANNUAL REPORT 2015

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

Our stock incentive plans as of December 31, 2015 are summarized as follows (in thousands):

	Shares Authorized	Shares Available for Grant	Stock Options Outstanding	Restricted Stock and Restricted Stock Units
2001 Incentive Plan	—	—	468	—
2006 Incentive Plan	71,669	—	19,463	8,703
2015 Incentive Plan	21,731	21,548	72	1,684
Total as of December 31, 2015	93,400	21,548	20,003	10,387
 2001 Stock Incentive Plan
In February 2001, we adopted the 2001 Stock Incentive Plan, which is an amendment and restatement of the 2000 Stock Incentive Plan of MIN-X.COM, INC. There have not been any options available for future grant under the 2001 Stock Incentive Plan since our board of directors terminated the plan in 2008.
2006 Incentive Plan
In May 2006, we adopted the 2006 Incentive Plan. The 2006 Incentive Plan permits the grant of stock options, restricted stock, restricted stock units, stock appreciation rights, performance stock, performance units, annual awards, and other awards based on, or related to, shares of our common stock. Options awarded under our 2006 Incentive Plan may be non-qualified stock options or may qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended. Our 2006 Incentive Plan contains various limits with respect to the types of awards, as follows:

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

The 2006 Incentive Plan was terminated upon the adoption of our 2015 Equity Incentive Plan. No additional awards may be made pursuant to the 2006 Incentive Plan.

2015 Equity Incentive Plan
On June 3, 2015, we adopted our 2015 Equity Incentive Plan. Shares issued under the plan may be authorized and unissued shares or may be issued shares that we have reacquired. Shares covered by awards that are forfeited, canceled or otherwise expire without having been exercised or settled, or that are settled by cash or other non-share consideration, will become available for issuance pursuant to a new award. Shares that are tendered or withheld to pay the exercise price of an award or to satisfy tax withholding obligations will not be available for issuance pursuant to new awards. At December 31, 2015, 21,548 shares were available for future grant under the 2015 Stock Incentive Plan.
The 2015 Equity Incentive Plan permits the grant of stock options, restricted stock, restricted stock units, stock appreciation rights, performance stock, performance units, annual awards, and other awards based on, or related to, shares of our common stock. Options awarded under our 2015 Equity Incentive Plan may be non-qualified stock options or may qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended. For purposes of complying with the requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended, the maximum number of shares of common stock that may be subject to stock options, stock appreciation rights, performance-based restricted stock awards, performance-based RSUs and performance-based stock awards granted to any participant other than a non-employee director during any calendar year will be limited to 10,000 shares of common stock for each such award type individually. The maximum number of shares of common stock that may be subject to stock options, stock appreciation rights, restricted stock awards, RSUs and stock awards granted to any non-employee director during any calendar year will be limited to 10,000 shares of common stock for all such award types in the aggregate. Further, the maximum amount that may become payable to any one Participant during any one calendar year under all Cash Performance Awards intended to qualify as “performance-based compensation” under Section 162(m) of the Code is limited to $5,000.
Our 2015 Equity Incentive Plan will terminate on June 3, 2025.

F-28     VONAGE ANNUAL REPORT 2015

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

The following table summarizes the activity for all awards under both of our stock incentive plans:

	Stock Options Outstanding		Restricted Stock and Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Grant Date Fair Market Value Per Share
	(in thousands)		(in thousands)
Balance at December 31, 2012	40,240	$2.32	3,343	$2.59
Stock options granted	9,315	2.89
Stock options exercised	(7,842)	1.47
Stock options canceled	(8,876)	2.14
Restricted stocks and restricted stock units granted			3,896	3.01
Restricted stocks and restricted stock units exercised			(1,549)	2.48
Restricted stocks and restricted stock units canceled			(508)	2.84
Balance at December 31, 2013	32,837	2.73	5,182	2.92
Stock options granted	6,865	3.47
Stock options exercised	(10,504)	1.65
Stock options canceled	(3,547)	3.19
Restricted stocks and restricted stock units granted			5,240	4.71
Restricted stocks and restricted stock units exercised			(1,734)	2.83
Restricted stocks and restricted stock units canceled			(860)	3.32
Balance at December 31, 2014	25,651	3.31	7,828	4.09
Stock options granted	505	4.41
Stock options exercised	(3,495)	2.82
Stock options canceled	(2,658)	(4.41)
Restricted stocks and restricted stock units granted			6,354	5.37
Restricted stocks and restricted stock units exercised			(2,436)	3.63
Restricted stocks and restricted stock units canceled			(1,359)	4.67
Balance at December 31, 2015-stock options	20,003	$3.28
Balance at December 31, 2015-Restricted stock and restricted stock units			10,387	$4.91
Exercisable at December 31, 2015	11,072	$3.32
Unvested shares at December 31, 2014	14,943	$3.10
Unvested shares at December 31, 2015	8,931	$3.23

The weighted average exercise price of options granted was $4.41, $3.47, and $2.89 for the years ended December 31, 2015, 2014, and 2013, respectively. The weighted average grant date fair market value of restricted stock and restricted stock units granted was $5.37, $4.71, and $3.01 during the year ended December 31, 2015, 2014, and 2013, respectively.
The aggregate intrinsic value of exercised stock options for the years ended December 31, 2015, 2014, and 2013 was $8,040, $22,962, and $9,891, respectively. The aggregate intrinsic value of exercised restricted stock and restricted stock units for the years ended December 31, 2015, 2014, and 2013 was $8,844, $4,909, and $3,788, respectively.
The weighted average grant date fair market value of stock options granted was $3.09, $2.55, and $2.16 for the years ended December 31, 2015, 2014, and 2013.

Total share-based compensation expense recognized for the years ended December 31, 2015, 2014, and 2013 was $27,541, $21,070, and $17,843, respectively, which were recorded to selling, general and administrative expense in the consolidated statement of income. As of December 31, 2015, total unamortized share-based compensation was $25,800, net of estimated forfeitures, which is expected to be amortized over the remaining vesting period of each grant, up to the next 48 months. Compensation costs for all share-based awards are recognized using the ratable single-option approach on an accrual basis and are amortized using an accelerated amortization schedule. Our current policy is to issue new shares to settle the exercise of stock options and prospectively, the vesting of restricted stock units.

F-29     VONAGE ANNUAL REPORT 2015

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

 Information regarding the options outstanding as of December 31, 2015 is summarized below:

	Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Stock Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Stock Options Vested and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)	(in years)		(in thousands)	(in thousands)	(in years)		(in thousands)
$0.33 to $1.43	2,506		1.37		2,506		1.37
$1.44 to $1.99	94		1.71		63		1.71
$2.00 to $4.00	14,824		3.03		6,300		2.85
$4.01 to $7.34	2,076		4.78		1,701		4.78
$7.35 to $35.00	503		14.21		502		14.21
	20,003	6.5	3.28	$53,609	11,072	5.3	3.32	$31,176
The aggregate intrinsic value of restricted stock units outstanding was $59,619 as of December 31, 2015.
Retirement Plan
In March 2001, we established a 401(k) Retirement Plan (the “Retirement Plan”) available to employees who meet the plan’s eligibility requirements. Participants may elect to contribute a percentage of their compensation to the Retirement Plan up to a statutory limit. We may make a contribution to the Retirement Plan in the form of a matching contribution. The employer matching contribution is 50% of each employee’s contributions not to exceed $6 in 2013, 2014, and 2015. Our expense related to the Retirement Plan was $3,676, $2,959, and $2,554 in 2015, 2014, and 2013, respectively.

Note 10. Commitments and Contingencies
Capital Leases
Assets financed under capital lease agreements are included in property and equipment in the consolidated balance sheet and related depreciation and amortization expense is included in the consolidated statements of operations.
On March 24, 2005, we entered into a lease for our headquarters in Holmdel, New Jersey. We took possession of a portion of the office space at the inception of the lease, another portion on August 1, 2005 and took over the remainder of the office space in early 2006. The overall lease term is twelve years and five months. In connection with the lease, we issued a letter of credit which requires $7,350 of cash as collateral, which is classified as restricted cash. Part of the cash was released, leaving a balance of $2,315 at December 31, 2015. The gross amount of the building recorded under capital leases totaled $25,709 as of December 31, 2015 and accumulated depreciation was approximately $22,045 as of December 31, 2015.

In November 2015, we entered into the fourth amendment to our headquarters lease effective December 1, 2015. The amendment extend the term of the lease for a period of seventy-four months to commence September 1, 2017 and continue through October 31, 2023. Based on the terms of the lease, it is considered an operating lease when it becomes effective on September 1, 2017.
Operating Leases
We have entered into various non-cancelable operating lease agreements for certain of our existing office and telecommunications co-location space in the United States and for international subsidiaries with original lease periods expiring between 2016 and 2023. We are committed to pay a portion of the buildings’ operating expenses as determined under the agreements.

At December 31, 2015, future payments under capital leases and minimum payments under non-cancelable operating leases are as follows over each of the next five years and thereafter:

	December 31, 2015
	Capital Leases	Operating Leases
2016	$5,038	$6,817
2017	3,503	6,471
2018	—	8,936
2019	—	8,939
2020	—	8,288
Thereafter	—	17,798
Total minimum payments required	8,541	$57,249
Less amounts representing interest	(780)
Minimum future payments of principal	7,761
Current portion	4,398
Long-term portion	$3,363

F-30     VONAGE ANNUAL REPORT 2015

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

Rent expense was $6,378 for 2015, $7,007 for 2014, and $6,071 for 2013.
Stand-by Letters of Credit
We have stand-by letters of credit totaling $2,498 and $3,311, as of December 31, 2015 and 2014, respectively.
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
Vendor Commitments
We have several commitments primarily commitments to vendors who will provide local inbound services, customer care services, carrier operation, networks and telephone related services, license patents to us, provide marketing infrastructure and services, and partner with us in international operations, provide customer caller ID, and process LNP orders. In certain cases, we may terminate these arrangements early upon payment of specified fees. These commitments total $251,888. Of this total amount, we expect to purchase $101,042 in 2016, $75,008 in 2017, $69,880 in 2018, and $5,958 in 2019, respectively. These amounts do not represent our entire anticipated purchases in the future, but represent only those items for which we are contractually committed. We also purchase products and services as needed with no firm commitment. For this reason, the amounts presented do not provide a reliable indicator of our expected future cash outflows or changes in our expected cash position.
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
IP Matters
Bear Creek Technologies, Inc. On February 22, 2011, Bear Creek Technologies, Inc. (“Bear Creek”) filed a lawsuit against Vonage Holdings Corp., Vonage America Inc., Vonage Marketing LLC, and Aptela Inc. (the latter two entities being former subsidiaries of Vonage Holdings Corp. now merged into Vonage America Inc. and Vonage Business Inc., respectively) in the United States District Court for the Eastern District of Virginia alleging that Vonage’s and Aptela’s products and services are covered by United States Patent No. 7,889,722, entitled “System for Interconnecting Standard Telephony Communications Equipment to Internet Protocol Networks” (the “'722 Patent”). The suit also named numerous other defendants. On August 17, 2011, the Court dismissed Bear Creek’s case against the Vonage entities and Aptela, and all but one of the other defendants. Later, on August 17, 2011, Bear Creek re-filed its complaint in the United States District Court for the District of Delaware against the same Vonage entities; and re-filed its complaint against Aptela in the United States District Court for the Eastern District of Virginia against Aptela. On May 2, 2012, the litigations against Vonage and Aptela were consolidated for pretrial proceedings with twelve other actions in the District of Delaware. Vonage filed an answer to Bear Creek’s complaint, including counterclaims of non-infringement and invalidity of the ‘722 patent. Aptela, which filed a motion to dismiss Bear Creek’s complaint on September 27, 2011, has not yet answered, as its motion remains pending. On November 5, 2012, Bear Creek filed an answer to Vonage’s counterclaims. On July 17, 2013, the Court stayed the case pending resolution of the reexamination of the ‘722 patent requested by Cisco Systems, Inc. (“Cisco”), described below. On May 5, 2015, the Court closed the case, with leave to reopen if further attention by the Court is required.
A request for reexamination of the validity of the ‘722 Patent was filed on September 12, 2012 by Cisco. Cisco’s request was granted on November 28, 2012. On March 24, 2014, the United States Patent and Trademark Office issued an Action Closing Prosecution, confirming its rejection of all claims of the ‘722 patent. On November 14, 2014, Bear Creek submitted its Appeal of the Action Closing Prosecution to the Patent Trial and Appeal Board. On December 29, 2015, Bear Creek’s Appeal was denied and the Examiner’s rejection of the ‘722 patent was affirmed.
RPost Holdings, Inc. On August 24, 2012, RPost Holdings, Inc., RPost Communications Limited, and RMail Limited (collectively, “RPost”) filed a lawsuit against StrongMail Systems, Inc. (“StrongMail”) in the United States District Court for the Eastern District of Texas alleging that StrongMail’s products and services, including its electronic mail marketing services, are covered by United States Patent Nos. 8,224,913, 8,209,389, 8,161,104, 7,966,372, and 6,182,219. On February 11, 2013, RPost filed an amended complaint, adding 27 new defendants, including Vonage America Inc. RPost’s amended complaint alleges willful infringement of the RPost patents by Vonage and each of the other new defendants because they are customers of StrongMail. StrongMail has agreed to fully defend and indemnify Vonage in this lawsuit. Vonage answered the complaint on May 7, 2013. On January 30, 2014, RPost informed the Court that it is ready for a scheduling conference; the Court has not yet scheduled a conference. On September 17, 2015, the Court ordered the consolidation for pre-trial purposes of this case with other cases by RPost against third-parties Epsilon Data Management, LLC., Experian Marketing Solutions, LLC, and Vocus, Inc. The lead case has been administratively closed and stayed since January 30, 2014 due to multiple pending actions by third parties regarding ownership of the patents at issue. On December 1, 2015, the parties in the consolidated actions filed their most recent joint notice regarding status of the co-pending actions. Plaintiffs requested that the stay be lifted, while defendants maintain that the stay should remain in place.
AIP Acquisition LLC. On January 3, 2014, AIP Acquisition LLC (“AIP”), filed a lawsuit against Vonage Holdings Corp., Vonage America, Inc., and Vonage Marketing LLC in the U.S. District Court for the District of Delaware alleging that Vonage’s products and services are covered by United States Patent No. 7,269,247. Vonage filed an answer and counterclaims on February 25, 2014. AIP filed an amended complaint on March 18, 2014, which Vonage answered on April 4, 2014. On April 8, 2014, the Court ordered a stay of the case pending final resolution of non-party Level 3’s inter partes review request of United States Patent No. 7,724,879, which is a continuation of the ‘247 patent. On October 8, 2014, the Patent Office issued a Final Written Decision, finding all challenged claims of the ‘879 patent to be invalid. On November 10, 2015, the Federal Circuit rejected AIP’s appeal and affirmed the Patent Office’s rejection of the ‘879 patent.
A second request for inter partes review of the ‘879 patent was made by Cisco on December 12, 2013 and granted by the Patent

F-31     VONAGE ANNUAL REPORT 2015

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

Office on May 27, 2014. On May 20, 2015, the Patent Office issued a Final Written Decision, finding all challenged claims of the ‘879 patent to be invalid. On July 17, 2015, AIP filed a Notice of Appeal to the Patent Office’s rejection. AIP’s request to voluntarily dismiss its appeal was granted on December 2, 2015.
Cisco petitioned for inter partes review of the ‘247 patent on November 25, 2014. On May 20, 2015, the Patent Office granted Cisco’s request, setting oral argument for January 27, 2016.
Commercial Litigation
Merkin & Smith, et als. On September 27, 2013, Arthur Merkin and James Smith filed a putative class action lawsuit against Vonage America, Inc. in the Superior Court of the State of California, County of Los Angeles, alleging that Vonage violated California’s Unfair Competition Law by charging its customers fictitious 911 taxes and fees. On October 30, 2013, Vonage filed a notice removing the case to the United States District Court for the Central District of California. On November 26, 2013, Vonage filed its Answer to the Complaint. On December 4, 2013, Vonage filed a Motion to Compel Arbitration, which the Court denied on February 4, 2014. On March 5, 2014, Vonage appealed that decision to the United States Court of Appeals for the Ninth Circuit. On March 26, 2014, the district court proceedings were stayed pending the appeal. Oral argument on the appeal took place on February 2, 2016.
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
Federal - Net Neutrality
Clear and enforceable net neutrality rules make it more difficult for broadband Internet service providers to block or discriminate against Vonage service. In addition, explicitly applying net neutrality rules to wireless broadband Internet service providers could create greater opportunities for VoIP applications that run on wireless broadband Internet service. In December 2010, the FCC adopted net neutrality rules that applied strong net neutrality rules to wired broadband Internet service providers and limited rules to wireless broadband Internet service providers. On January 14, 2014, the D.C. Circuit Court of Appeals vacated a significant portion of the 2010 rules. On May 15, 2014, the FCC issued a Notice of Proposed Rulemaking (NPRM) proposing new net neutrality rules. After public response to the NPRM, the FCC adopted new neutrality rules on February 26, 2015. These rules prohibit broadband Internet service providers from: (1) blocking or throttling lawful content applications, or services; (2) imposing paid prioritization arrangements; and (3) unreasonably interfering or unreasonably disadvantaging consumers or edge providers. In addition, broadband Internet service providers are required to make certain disclosures regarding their network management practices, network performance, and commercial terms. These net neutrality rules apply the same requirements to wired and wireless broadband Internet service providers. Several parties have filed appeals which are pending at the D.C. Circuit Court of Appeals. Oral arguments at the D.C. Circuit Court of Appeals were held on December 4, 2015.
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
Federal - Rural Call Completion Issues
On February 7, 2013, the FCC released a Notice of Proposed Rulemaking (NPRM) on rural call completion issues. The NPRM proposed new detailed reporting requirements to gauge rural call completion performance. Rural carriers have argued that VoIP provider call completion performance to rural areas is generally poor. On October 28, 2013, the FCC adopted an order on rural call completion imposing new reporting obligations and restricting certain call signaling practices. The call signaling rules went into effect on January 31, 2014.  We filed for extensions of the rules, which the FCC granted, and as of April 17, 2014, we were compliant with the FCC call signaling rules.  The effective date for the reporting requirements was April 1, 2015 with the first report covering the 2nd quarter of 2015 due August 1, 2015. We could be subject to an FCC enforcement action in the future in the event the FCC took the position that our rural call completion performance is inadequate or we were not compliant with the FCC’s order.
Federal - Numbering Rights
On April 18, 2013, the FCC issued a Notice of Proposed Rulemaking (NPRM) that proposed to modify FCC rules to allow VoIP providers to directly access telephone numbers. In addition, the FCC granted a waiver from its existing rules to allow Vonage to conduct a trial of direct access to telephone numbers. The trial would allow the FCC to obtain real-world data on direct access to telephone numbers by VoIP providers to inform consideration of the NPRM. Direct access to telephone numbers would facilitate IP to IP interconnection, which may allow VoIP providers to provide higher quality, lower cost services, promote the deployment of innovative new voice services, and experience reductions in the cost of telephony services. Vonage successfully completed the trial in certain markets and filed the required reports on the trial with the FCC. On January 31, 2014, the FCC Wireline Competition Bureau issued a positive report on the trial, concluding that Vonage's successful trial confirmed the technical feasibility of interconnected VoIP providers obtaining telephone numbers directly from the numbering administrators. On June 18, 2015, the FCC adopted an order that modifies its rules to allow interconnected VoIP providers to directly access telephone numbers. Part of the order requires approval from the Office of Management and Budget ("OMB") prior to the rule change becoming effective. On February 4, 2016, the FCC

F-32     VONAGE ANNUAL REPORT 2015

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

announced that OMB had approved the order and would begin accepting applications for authorization beginning on February 18, 2015. On December 23, 2015, the National Association of Regulatory Utility Commissioners filed an appeal of the June 18, 2015 FCC order at the D.C. Circuit Court of Appeals. This appeal is pending.
State Telecommunications Regulation
In general, the focus of interconnected VoIP telecommunications regulation is at the federal level. On November 12, 2004, the FCC issued a declaratory ruling providing that our service is subject to federal regulation and preempted the Minnesota Public Utilities Commission (“MPUC”) from imposing certain of its regulations on us. The FCC's decision was based on its conclusion that our service is interstate in nature and cannot be separated into interstate and intrastate components. On March 21, 2007, the United States Court of Appeals for the 8th Circuit affirmed the FCC's declaratory ruling preempting state regulation of our service.
While this ruling does not exempt us from all state oversight of our service, it effectively prevents state telecommunications regulators from imposing certain burdensome and inconsistent market entry requirements and certain other state utility rules and regulations on our service. State regulators continue to probe the limits of federal preemption in their attempts to apply state telecommunications regulation to interconnected VoIP service. On July 16, 2009, the Nebraska Public Service Commission and the Kansas Corporation Commission filed a petition with the FCC seeking a declaratory ruling or, alternatively, adoption of a rule declaring that state authorities may apply universal service funding requirements to nomadic VoIP providers. We participated in the FCC proceedings on the petition. On November 5, 2010, the FCC issued a declaratory ruling that allowed states to assess state USF on nomadic VoIP providers on a going forward basis provided that the states comply with certain conditions to ensure that imposing state USF does not conflict with federal law or policy. More recently on July 28, 2015, the MPUC found that it has authority to regulate Charter’s fixed, interconnected VoIP service. Charter challenged the MPUC’s order at the U.S. District Court for Minnesota. This challenge is currently pending. We expect that state public utility commissions and state legislators will continue their attempts to apply state telecommunications regulations to nomadic VoIP service.
State and Municipal Taxes
In accordance with generally accepted accounting principles, we make a provision for a liability for taxes when it is both probable that a liability has been incurred and the amount of the liability or range of liability can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. For a period of time, we did not collect or remit state or municipal taxes (such as sales, excise, utility, use, and ad valorem taxes), fees or surcharges (“Taxes”) on the charges to our customers for our services, except that we historically complied with the New Jersey sales tax. We have received inquiries or demands from a number of state and municipal taxing and 911 agencies seeking payment of Taxes that are applied to or collected from customers of providers of traditional public switched telephone network services. Although we have consistently maintained that these Taxes do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations, we are now collecting and remitting sales taxes in certain of those states including a number of states that have changed their statutes to expressly include VoIP. In addition, many states address how VoIP providers should contribute to support public safety agencies, and in those states we remit fees to the appropriate state agencies. We could also be contacted by state or municipal taxing and 911 agencies regarding Taxes that do explicitly apply to VoIP and these agencies could seek retroactive payment of Taxes. As such, we have a reserve of $3,903 as of December 31, 2015 as our best estimate of the potential tax exposure for any retroactive assessment. We believe the maximum estimated exposure for retroactive assessments is approximately $12,000 as of December 31, 2015.
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
We acquired iCore for $92,689 in cash consideration, subject to adjustments pursuant to the merger agreement for closing cash and working capital of iCore, reductions for indebtedness and transaction expenses of iCore that remained unpaid as of closing, and escrow fund deposits. We financed the transaction with $10,689 of cash and $82,000 from our 2015 revolving credit facility. The aggregate consideration will be allocated among iCore equity holders.
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

F-33     VONAGE ANNUAL REPORT 2015

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

The table below summarizes the iCore assets acquired and liabilities assumed as of August 31, 2015:

Estimated Fair Value
Assets
Current assets:
Cash and cash equivalents	$1,014
Accounts receivable	1,492
Inventory	191
Prepaid expenses and other current assets	1,017
Total current assets	3,714
Property and equipment	4,437
Software	281
Intangible assets	38,064
Restricted cash	183
Other assets	195
Total assets acquired	46,874

Liabilities
Current liabilities:
Accounts payable	3,344
Accrued expenses	3,963
Deferred revenue, current portion	576
Current maturities of capital lease obligations	557
Total current liabilities	8,440
Capital lease obligations, net of current maturities	552
Deferred tax liabilities, net, non-current	8,487
Total liabilities assumed	17,479
Net identifiable assets acquired	29,395
Goodwill	63,294
Total purchase price	$92,689
The intangible assets as of the closing date of the Acquisition included:

Amount
Customer relationships	$37,720
Non-compete agreements	104
Trade names	240
$38,064

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

F-34     VONAGE ANNUAL REPORT 2015

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

In addition, we recorded a deferred tax liability of $12,944 related to the $38,064 of identified intangible assets that will be amortized for financial reporting purposes but not for tax purposes and a deferred tax asset of $4,457 related to NOLs.
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
Acquisition of Simple Signal
Pursuant to the Agreement and Plan of Merger dated March 15, 2015, by and among Vonage Holdings Corp., a Delaware corporation, Stratus Acquisition Corp., a California corporation and an indirect wholly owned subsidiary of Parent (“Merger Sub”), Simple Signal Inc., a California corporation (“Simple Signal”) and Simplerep, LLC, a Colorado limited liability company, as representative of the security holders of Simple Signal, on April 1, 2015, Merger Sub merged with and into Simple Signal, and Simple Signal became a wholly owned indirect subsidiary of Vonage.
Simple Signal provides cloud-based unified communications and collaboration services, delivering voice, video, and mobile communications solutions to business customers. Simple Signal is a natural complement to our expanding UCaaS business.
We acquired Simple Signal for $25,578, including 1,111 shares of Vonage common stock (which shares had an aggregate value of approximately $5,578 based upon the closing stock price on April 1, 2015) and cash consideration of $20,000, subject to adjustments pursuant to the merger agreement for closing cash and working capital of Simple Signal, reductions for indebtedness and transaction expenses of Simple Signal that remained unpaid as of closing, and escrow fund deposits. We financed the transaction with $20,000 from our 2014 revolving credit facility. The aggregate consideration will be allocated among Simple Signal equityholders.

Pursuant to the merger agreement, $2,356 of the cash consideration and $1,144 of the stock consideration was placed in escrow for unknown liabilities that may have existed as of the acquisition date.
During 2015, we incurred $470 in acquisition related transaction costs, which were recorded in general and administrative expense in the accompanying Consolidated Statements of Income.
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

F-35     VONAGE ANNUAL REPORT 2015

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

The table below summarizes the Simple Signal assets acquired and liabilities assumed as of April 1, 2015:

Estimated Fair Value
Assets
Current assets:
Cash and cash equivalents	$53
Accounts receivable	832
Inventory	67
Prepaid expenses and other current assets	159
Total current assets	1,111
Property and equipment	979
Software	401
Intangible assets	6,407
Deferred tax assets, net, non-current	741
Total assets acquired	9,639

Liabilities
Current liabilities:
Accounts payable	785
Accrued expenses	593
Deferred revenue, current portion	370
Total current liabilities	1,748
Total liabilities assumed	1,748
Net identifiable assets acquired	7,891
Goodwill	17,687
Total purchase price	$25,578
The intangible assets as of the closing date of the Acquisition included:

Amount
Customer relationships	$5,090
Developed technologies	994
Non-compete agreements	303
Trade names	20
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
In addition, we recorded a deferred tax liability of $2,441 related to the $6,407 of identified intangible assets that will be amortized for financial reporting purposes but not for tax purposes and a deferred tax asset of $3,182 related to NOLs.
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
Telesphere offers a comprehensive range of cloud voice and UCaaS services, including advanced call center solutions, collaboration,

F-36     VONAGE ANNUAL REPORT 2015

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

mobile office, and HD multi-point video conferencing. Facilitating its cloud services delivery, Telesphere also provides integrated MPLS services over its nationwide network enabling quality of service (QoS) management and security increasingly required by businesses utilizing extensive UCaaS features.
We acquired Telesphere for $114,330, including 6,825 shares of Vonage common stock (which shares had an aggregate value of approximately $22,727 based upon the closing stock price on December 15, 2014) and cash consideration of $91,603 (of which $3,610 was paid in January 2015) including payment of $676 for excess cash as of closing date, a reduction for closing working capital of $105, reductions for indebtedness and transaction expenses of Telesphere that remained unpaid as of closing, and deposits into the escrow funds. We financed the transaction with $24,603 of cash and $67,000 from our 2014 revolving credit facility. The aggregate consideration will be allocated among Telesphere equity holders.
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
During 2015 and 2014, we incurred $102 and $2,446, respectively, in acquisition related transaction costs, which were recorded in selling, general and administrative expense in the accompanying Consolidated Statements of Operations.

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

The table below summarizes the Telesphere assets acquired and liabilities assumed as of December 15, 2014 as follows:

Estimated Fair Value
Assets
Current assets:
Cash and cash equivalents	$70
Accounts receivable	2,925
Inventory	386
Prepaid expenses and other current assets	398
Total current assets	3,779
Property and equipment	5,731
Software	3
Intangible assets	50,925
Deferred tax assets, net, non-current	51
Other assets	76
Total assets acquired	60,565

Liabilities
Current liabilities:
Accounts payable	1,202
Accrued expenses	4,108
Deferred revenue, current portion	1,156
Total current liabilities	6,466
Total liabilities assumed	6,466
Net identifiable assets acquired	54,099
Goodwill	60,231
Total purchase price	$114,330

F-37     VONAGE ANNUAL REPORT 2015

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

The intangible assets as of the closing date of the Acquisition included:

Amount
Customer relationships	$10,699
Developed technologies	35,508
Non-compete agreements	2,526
MPLS network	2,192
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
In addition, we recorded a deferred tax liability of $17,050 related to the $50,925 of identified intangible assets that will be amortized for financial reporting purposes but not for tax purposes and a deferred tax asset of $17,101 related to NOLs.
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
Acquisition of Vocalocity
Vocalocity is an industry-leading provider of cloud-based communication services to small and medium businesses (SMB). The acquisition of Vocalocity positioned Vonage as a leader in the SMB hosted VoIP market. Subsequent to the acquisition, SMB and small office, home office (SOHO) services previously offered by Vonage were offered under the Vonage Business Solutions brand on the Vocalocity platform.
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
We acquired Vocalocity for $134,167, including 7,983 shares of Vonage common stock (which shares had an aggregate value of approximately $26,186 based upon the closing stock price on November 15, 2013) and cash consideration of $107,981 including payment of $2,869 for excess cash as of closing date, subject to adjustments for closing cash and working capital of Vocalocity, reductions for indebtedness and transaction expenses of Vocalocity that remained unpaid as of closing, and deposits into the escrow funds, pursuant to the Merger Agreement. We financed the transaction with $32,981 of cash and $75,000 from our 2013 revolving credit facility. The aggregate consideration will be allocated among holders of: (i) Vocalocity preferred stock, (ii) Vocalocity common stock, (iii) vested options to purchase Vocalocity common stock, and (iv) warrants to purchase Vocalocity preferred stock.
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

F-38     VONAGE ANNUAL REPORT 2015

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
In addition, we recorded a deferred tax liability of $30,000 related to the $75,000 of identified intangible assets that will be amortized for financial reporting purposes but not for tax purposes and a deferred tax asset of $6,000 related to NOLs, which consists of $10,336 deferred tax asset and a valuation allowance of $4,336 against Vocalocity's deferred tax assets based upon our preliminary assessment of the utilization of the NOLs as the NOLs are subject to Section 382 limitations. Subsequent to the acquisition date, we increased the deferred tax assets by $3,393 based upon updated information with respect to NOL utilization.
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

F-39     VONAGE ANNUAL REPORT 2015

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

Pro forma financial information (unaudited)
The following unaudited supplemental pro forma information presents the combined historical results of operations of Vonage, Simple Signal, and iCore for the years 2015 and 2014, as if the Acquisitions had been completed at the beginning of 2014.

	For the years ended December 31,
	2015	2014
Revenue	$943,554	$942,882
Net income attributable to Vonage	20,653	14,036
Net income attributable to Vonage per share - basic	0.10	0.07
Net income attributable to Vonage per share - diluted	0.09	0.06
The pro forma financial information includes certain adjustments to reflect expenses in the appropriate pro forma periods as though the companies were combined as of the beginning of 2014. These adjustments include:

>	an increase in amortization expense of $3,970 and $7,666 for the year ended 2015 and 2014, respectively, related to the identified intangible assets of Simple Signal and iCore;

>	a decrease in income tax expense of $1,511 and $1,888 for the year ended 2015 and 2014, respectively, related to pro forma adjustments and Simple Signal and iCore's results prior to acquisition;

>	the exclusion of our transaction-related expenses of $2,610 for the year ended 2015;

>	an increase in interest expense of $1,790 and $3,060 for the years ended 2015 and 2014, respectively associated with borrowings under our revolving credit facility.
The Company recorded revenue of $34,243 and net loss of $2,385 attributable to iCore and Simple Signal for the year ended December 31, 2015.

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
We expect to avoid material operating losses in Brazil in 2016 due to the significant planned incremental investment that would have been required to scale the business. In connection with the wind down, we incurred approximately $111 and $1,972 in cash and non-cash charges, respectively, in the fourth quarter of 2014 related to severance-related expenses and asset write downs. We incurred approximately $500 in cash charges in 2015 related to contract terminations and severance-related expenses.

Note 13. Discontinued Operations
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

F-40     VONAGE ANNUAL REPORT 2015

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

The results of operations of this discontinued operation are as follows:

	For the years ended December 31,
(In thousands, except per share amounts)	2015	2014	2013
Revenues	33	99	—
Operating expenses	$1,648	$10,358	$1,626
Loss from discontinued operations	(1,615)	(10,259)	(1,626)
Loss on disposal, net of taxes	(824)	(1)	—
Net loss from discontinued operations	(2,439)	(10,260)	(1,626)
Plus: Net loss from discontinued operations attributable to noncontrolling interest	59	819	488
Net loss from discontinued operations attributable to Vonage	$(2,380)	$(9,441)	$(1,138)

Note 14. Geographic Information
ASC 280 "Segment Reporting" establishes reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. Under ASC 280, the method for determining what information to report is based upon the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. Our chief operating decision-makers review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues and marketing expenses for consumer services and business services for purposes of allocating resources and evaluating financial performance. Based upon the information reviewed by our chief operating decision makers, we have determined that we have two operating segments; however, we have one reportable segment as our two operating segments meet the criteria for aggregation since the segments have similar operating and economic characteristics.

Information about our operations by geographic location is as follows:

	For the years ended December 31,
	2015	2014	2013
Revenue:
United States	$854,706	$823,857	$784,665
Canada	25,935	30,294	32,348
United Kingdom	14,431	14,703	12,054
	$895,072	$868,854	$829,067

	December 31, 2015	December 31, 2014
Long-lived assets:
United States	$430,150	$320,811
Brazil	—	145
United Kingdom	270	545
Israel	78	129
	$430,498	$321,630

F-41     VONAGE ANNUAL REPORT 2015

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

Note 15. Quarterly Financial Information (Unaudited)
The following table sets forth the reviewed consolidated quarterly financial information for 2015 and 2014:

	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,	Total
Year Ended 2015
Revenue	219,730	221,858	223,360	230,124	895,072
Income from continuing operations	9,849	8,347	3,433	3,406	25,035
Loss from discontinued operations attributable to Vonage	(2,380)	—	—	—	(2,380)
Net income attributable to Vonage	7,469	8,347	3,433	3,406	22,655
Net income attributable to Vonage per common share:
Basic net income per share
Basic net income per share-from continuing operations	0.05	0.04	0.02	0.02
Basic net income per share-from discontinued operations attributable to Vonage	(0.01)	—	—	—
Basic net income per share-net income attributable to Vonage	0.04	0.04	0.02	0.02
Diluted net income per share
Diluted net income per share-from continuing operations	0.04	0.04	0.02	0.01
Diluted net income per share-from discontinued operations attributable to Vonage	(0.01)	—	—	—
Diluted net income per share-net income attributable to Vonage	0.03	0.04	0.02	0.01

Year Ended 2014
Revenue	220,733	218,878	214,710	214,533	868,854
Income from continuing operations	5,484	6,890	7,327	10,006	29,707
Loss from discontinued operations attributable to Vonage	(896)	(1,372)	(2,771)	(4,402)	(9,441)
Net income attributable to Vonage	4,588	5,518	4,556	5,604	20,266
Net income attributable to Vonage per common share:
Basic net income per share
Basic net income per share-from continuing operations	0.03	0.03	0.04	0.05
Basic net income per share-from discontinued operations attributable to Vonage	—	(0.01)	(0.01)	(0.02)
Basic net income per share-net income attributable to Vonage	0.02	0.03	0.02	0.03
Diluted net income per share
Diluted net income per share-from continuing operations	0.02	0.03	0.03	0.05
Diluted net income per share-from discontinued operations attributable to Vonage	—	(0.01)	(0.01)	(0.02)
Diluted net income per share-net income attributable to Vonage	0.02	0.02	0.02	0.03

F-42     VONAGE ANNUAL REPORT 2015