Form 10-Q
period 2016-03-31
VONAGE HOLDINGS CORP
filed 2016-05-06
CIK 1272830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	April 30, 2016
Common Stock, par value $0.001	213,482,039	shares

VONAGE HOLDINGS CORP.

Financial Information Presentation
For the financial information discussed in this Quarterly Report on Form 10-Q, other than per share and per line amounts, dollar amounts are presented in thousands, except where noted.

Part I – Financial Information

Item 1.	Financial Statements
VONAGE HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31, 2016	December 31, 2015
Assets	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,889	$57,726
Marketable securities	9,600	9,908
Accounts receivable, net of allowance of $1,459 and $1,091, respectively	20,846	19,913
Inventory, net of allowance of $394 and $686, respectively	5,587	5,542
Deferred customer acquisition costs, current	2,929	4,074
Deferred tax assets, current	23,985	23,985
Prepaid expenses and other current assets	18,600	15,659
Total current assets	117,436	136,807
Property and equipment, net	51,881	49,483
Goodwill	222,128	222,106
Software, net	20,293	20,710
Deferred customer acquisition costs, non-current	494	431
Debt related costs, net	1,909	2,053
Restricted cash	1,860	2,587
Intangible assets, net	130,537	138,199
Deferred tax assets, non-current	195,148	202,587
Other assets	9,247	9,603
Total assets	$750,933	$784,566
Liabilities and Stockholders’ Equity
Liabilities
Current liabilities:
Accounts payable	$46,943	$42,798
Accrued expenses	72,427	96,127
Deferred revenue, current portion	31,785	32,605
Current maturities of capital lease obligations	4,521	4,398
Current portion of notes payables	15,000	15,000
Total current liabilities	170,676	190,928
Indebtedness under revolving credit facility	109,000	119,000
Notes payable, net of debt related costs and current portion	72,749	76,392
Deferred revenue, net of current portion	791	851
Capital lease obligations, net of current maturities	2,265	3,363
Other liabilities, net of current portion in accrued expenses	2,940	5,291
Total liabilities	358,421	395,825
Commitments and Contingencies	—	—
Stockholders’ Equity
Common stock, par value $0.001 per share; 596,950 shares authorized at March 31, 2016 and December 31, 2015; 270,772 and 268,947 shares issued at March 31, 2016 and December 31, 2015, respectively; 213,824 and 214,280 shares outstanding at March 31, 2016 and December 31, 2015, respectively	272	270
Additional paid-in capital	1,231,714	1,224,947
Accumulated deficit	(647,089)	(655,020)
Treasury stock, at cost, 56,948 shares at March 31, 2016 and 54,667 shares at December 31, 2015	(190,708)	(179,779)
Accumulated other comprehensive loss	(1,677)	(1,677)
Total stockholders’ equity	392,512	388,741
Total liabilities and stockholders’ equity	$750,933	$784,566

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

Total revenues	$226,824	$219,730

Operating Expenses:
Cost of service (excluding depreciation and amortization of $6,833 and $5,724, respectively)	69,150	61,853
Cost of goods sold	9,066	9,190
Sales and marketing	79,601	85,564
Engineering and development	6,834	6,605
General and administrative	26,670	23,234
Depreciation and amortization	16,979	13,945
	208,300	200,391
Income from operations	18,524	19,339
Other Income (Expense):
Interest income	21	20
Interest expense	(2,446)	(1,935)
Other income (expense), net	154	(577)
	(2,271)	(2,492)
Income from continuing operations before income tax expense	16,253	16,847
Income tax expense	(8,322)	(6,998)
Income from continuing operations	7,931	9,849
Loss from discontinued operations	—	(1,615)
Loss on disposal, net of taxes	—	(824)
Discontinued operations	—	(2,439)
Net income	7,931	7,410
Plus: Net loss from discontinued operations attributable to noncontrolling interest	—	59
Net income attributable to Vonage	$7,931	$7,469
Net income per common share - continuing operations:
Basic	$0.04	$0.05
Diluted	$0.04	$0.04
Net loss per common share - discontinued operations attributable to Vonage:
Basic	$—	$(0.01)
Diluted	$—	$(0.01)
Net income attributable to Vonage per common share:
Basic	$0.04	$0.04
Diluted	$0.04	$0.03
Weighted-average common shares outstanding:
Basic	214,039	211,844
Diluted	224,225	220,589
The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net income	$7,931	$7,410
Other comprehensive income (loss):
Foreign currency translation adjustment	(22)	312
Discontinued operations cumulative translation adjustment	—	974
Unrealized loss on available-for-sale securities	22	(4)
Total other comprehensive income (loss)	—	1,282
Comprehensive income	7,931	8,692
Comprehensive loss attributable to noncontrolling interest:
Comprehensive loss	—	59
Total comprehensive loss attributable to non-controlling interest	—	59
Comprehensive income attributable to Vonage	$7,931	$8,751

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income	$7,931	$7,410
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization and impairment charges	9,317	8,501
Amortization of intangibles	7,662	5,635
Deferred tax expense	7,439	5,378
Loss on foreign currency	—	1,358
Allowance for doubtful accounts	—	(26)
Allowance for obsolete inventory	—	1,180
Amortization of debt related costs	251	238
Share-based expense	6,303	5,488
Non-controlling interest	—	907
Changes in operating assets and liabilities:
Accounts receivable	(910)	(3,416)
Inventory	(25)	(2,129)
Prepaid expenses and other current assets	(3,079)	(2,409)
Deferred customer acquisition costs	1,084	554
Other assets	356	(613)
Accounts payable	4,122	(11,867)
Accrued expenses	(25,095)	(4,989)
Deferred revenue	(933)	(1,055)
Other liabilities	149	579
Net cash provided by operating activities	14,572	10,724
Cash flows from investing activities:
Capital expenditures	(8,895)	(2,056)
Purchase of marketable securities	(3,618)	(2,061)
Maturities and sales of marketable securities	3,948	887
Acquisition and development of software assets	(2,312)	(2,258)
Acquisition of businesses, net of cash acquired	—	(3,505)
Decrease in restricted cash	724	999
Net cash used in investing activities	(10,153)	(7,994)
Cash flows from financing activities:
Principal payments on capital lease obligations	(5,225)	(796)
Principal payments on notes and revolving credit facility	(13,750)	(5,000)
Proceeds received from draw down of revolving credit facility and issuance of notes payable	—	20,000
Common stock repurchases	(7,590)	(8,169)
Proceeds from exercise of stock options	466	2,825
Net cash provided by (used in) financing activities	(26,099)	8,860
Effect of exchange rate changes on cash	(157)	(163)
Net change in cash and cash equivalents	(21,837)	11,427
Cash and cash equivalents, beginning of period	57,726	40,797
Cash and cash equivalents, end of period	$35,889	$52,224
Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$2,190	$1,787
Income taxes	$1,624	$89
Non-cash transactions during the periods for:
Common stock repurchases	$443	$285
Issuance of Common Stock in connection with acquisition of business	$—	$5,578

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2015	$270	$1,224,947	$(655,020)	$(179,779)	$(1,677)	$388,741
Stock option exercises	2	464				466
Share-based expense		6,303				6,303
Share-based award activity				(2,896)		(2,896)
Common stock repurchases				(8,033)		(8,033)
Foreign currency translation adjustment					(22)	(22)
Unrealized loss on available-for-sale securities					22	22
Net income			7,931			7,931
Balance at March 31, 2016	$272	$1,231,714	$(647,089)	$(190,708)	$(1,677)	$392,512

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 1.    Basis of Presentation and Significant Accounting Policies
Nature of Operations
Vonage Holdings Corp. (“Vonage”, “Company”, “we”, “our”, “us”) is incorporated as a Delaware corporation. We are a leading provider of communications services connecting people through cloud-connected devices worldwide. Customers in the United States represented 93% of our combined subscriber lines and seats at March 31, 2016, with the balance in Canada and the United Kingdom.
Unaudited Interim Financial Information
The accompanying unaudited interim consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations, cash flows, and statement of stockholders’ equity for the periods presented. The results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year.
These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on February 12, 2016.
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
Engineering and Development Expenses
Engineering and development expenses primarily include personnel and related costs for developers responsible for new products, and software engineers maintaining and enhancing existing products. These costs have been reclassified from selling, general and administrative expenses. Research and development costs related to new product development included in engineering and development were $4,908 and $4,055 for three months ended March 31, 2016 and 2015, respectively.
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
Goodwill
Goodwill acquired in the acquisition of a business is accounted for based upon the excess fair value of consideration transferred over the fair value of net assets acquired in the business combination. Goodwill is tested for impairment on an annual basis on October 1st and, when specific circumstances dictate, between annual tests. When impaired, the carrying value of goodwill is written down to fair value. The goodwill impairment test involves evaluating qualitative information to determine if it is more than 50% likely that the fair value of a reporting unit is less than its carrying value. If such a determination is made, then the traditional two-step goodwill impairment test described below must be applied. The first step, identifying a potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. The second step, measuring the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Any excess of the reporting unit goodwill carrying value over the respective implied fair value is recognized as an impairment loss. There was no impairment of goodwill for the three months ended March 31, 2016.
Intangible Assets
Intangible assets acquired in the settlement of litigation or by direct purchase are accounted for based upon the fair value of assets received.
Purchased-intangible assets are accounted for based upon the fair value of assets received. Purchased-intangible assets are amortized on a straight-line or accelerated basis over the periods of benefit, ranging from two to ten years. We perform a review

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

of purchased-intangible assets whenever events or changes in circumstances indicate that the useful life is shorter than we had originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, we assess the recoverability of purchased-intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life of the asset is shorter than originally estimated, we accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. There was no impairment of purchased-intangible assets identified for the three months ended March 31, 2016.
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
Income Taxes
We recognize deferred tax assets and liabilities at enacted income tax rates for the temporary differences between the financial reporting bases and the tax bases of our assets and liabilities. Any effects of changes in income tax rates or tax laws are included in the provision for income taxes in the period of enactment. Our net deferred tax assets primarily consist of net operating loss carry forwards (“NOLs”). We are required to record a valuation allowance against our net deferred tax assets if we conclude that it is more likely than not that taxable income generated in the future will be insufficient to utilize the future income tax benefit from our net deferred tax assets (namely, the NOLs) prior to expiration. We periodically review this conclusion, which requires significant management judgment. If we are able to conclude in a future period that a future income tax benefit from our net deferred tax assets has a greater than 50 percent likelihood of being realized, we are required in that period to reduce the related valuation allowance with a corresponding decrease in income tax expense. This would result in a non-cash benefit to our net income

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

in the period of the determination. In the fourth quarter of 2011, we released $325,601 of valuation allowance. We periodically review this conclusion, which requires significant management judgment. In the future, if available evidence changes our conclusion that it is more likely than not that we will utilize our net deferred tax assets prior to their expiration, we will make an adjustment to the related valuation allowance and income tax expense at that time. In subsequent periods, we would expect to recognize income tax expense equal to our pre-tax income multiplied by our effective income tax rate, an expense that was not recognized prior to the reduction of the valuation allowance. Our effective rate may differ from the federal statutory rate due, in part, to our foreign operations and certain discrete period items. The 2016 estimated annual effective tax rate is expected to approximate 42%, but may fluctuate due to the timing of other discrete period transactions.
We file income tax returns in the U.S. on a federal basis and in U.S. state and foreign jurisdictions. Our federal tax return remains subject to examination by the Internal Revenue Service from 2012 to present, our New Jersey tax returns remain open from 2011 to present, our Canada tax return remains open from 2011 to present, and other domestic and foreign tax returns remain open for all periods to which those filings relate. Our consolidated corporate income tax return for 2013 has been selected for examination by the Internal Revenue Service. Our Canadian corporate income tax returns for 2012 and 2013 have been selected for examination by the Canada Revenue Agency. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate resolution.
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
The following table presents the assets that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Level 1 Assets
Money market fund (1)	$394	$57
Level 2 Assets
Available-for-sale securities (2)	$9,600	$9,908

(1) Included in cash and cash equivalents on our consolidated balance sheet.
(2) Included in marketable securities on our consolidated balance sheet.
Fair Value of Other Financial Instruments
The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, approximate fair value because of their short maturities. The carrying amounts of our capital leases approximate fair value of these obligations based upon management’s best estimates of interest rates that would be available for similar debt obligations at March 31, 2016 and December 31, 2015. We believe the fair value of our debt at March 31, 2016 was approximately the same as its carrying amount as market conditions, including available interest rates, credit spread relative to our credit rating, and illiquidity, remain relatively unchanged from the issuance date of our debt on July 27, 2015 for a similar debt instrument.
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
The following table sets forth the computation for basic and diluted net income per share for the three months ended March 31, 2016:

	Three Months Ended
	March 31,
	2016	2015
Numerator
Income from continuing operations	$7,931	$9,849

Discontinued operations	—	(2,439)
Plus: Net loss from discontinued operations attributable to noncontrolling interest	$—	$59
Loss from discontinued operations attributable to Vonage	$—	$(2,380)

Net income attributable to Vonage	$7,931	$7,469
Denominator
Basic weighted average common shares outstanding	214,039	211,844
Dilutive effect of stock options and restricted stock units	10,186	8,745
Diluted weighted average common shares outstanding	224,225	220,589
Basic net income per share
Basic net income per share-from continuing operations	$0.04	$0.05
Basic net loss per share-from discontinued operations attributable to Vonage	$—	$(0.01)
Basic net income per share-net income attributable to Vonage	$0.04	$0.04
Diluted net income per share
Diluted net income per share-from continuing operations	$0.04	$0.04
Diluted net loss per share-from discontinued operations attributable to Vonage	$—	$(0.01)
Diluted net income per share-net income attributable to Vonage	$0.04	$0.03

For the three months ended March 31, 2016, the following were excluded from the calculation of diluted earnings per common share because of their anti-dilutive effects:

	Three Months Ended
	March 31,
	2016	2015
Restricted stock units	9,706	7,545
Stock options	13,300	18,163
	23,006	25,708
Comprehensive Income (Loss)
Comprehensive income consists of net income (loss) and other comprehensive items. Other comprehensive items include foreign currency translation adjustments and unrealized gains (losses) on available for sale securities.
Recent Accounting Pronouncements

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

In March 2016, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2016-09, "Improvements to Employee Share-Based Payment Accounting". This ASU is issued as part of its Simplification Initiative. The areas for simplification in this ASU involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted for any entity in any interim or annual period. We are currently evaluating the impact of adopting ASU 2016-09 on our consolidated financial statements and related disclosures.
In March 2016, FASB issued ASU 2016-08, "Revenue from Contract with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net)". The core principle of this ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The intention of this ASU is to improve the operability and understandability of the implementation guidance on principal versus agent considerations. This ASU is effective for annual and interim periods beginning on or after December 15, 2017, and early adoption will be permitted, but not earlier than annual and interim periods beginning on or after December 15, 2016, for public entities. We will adopt this ASU when effective. We are currently evaluating the impact of adopting ASU 2016-08 on our consolidated financial statements and related disclosures.
In February 2016, FASB issued ASU 2016-02, "Leases". This ASU increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted for all entities. We are currently evaluating the impact of adopting ASU 2016-02 on our consolidated financial statements and related disclosures.
In January 2016, FASB issued ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities". This ASU provide guidance concerning certain matters involving the recognition, measurement, and disclosure of financial assets and financial liabilities. The guidance does not alter the basic framework for classifying debt instruments held as financial assets. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is not permitted, with some exceptions. The adoption of ASU 2016-01 will not have a material impact on our consolidated financial statements and related disclosures.
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

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 2.    Supplemental Balance Sheet Account Information
Prepaid expenses and other current assets

	March 31, 2016	December 31, 2015
Nontrade receivables	$1,846	$2,113
Services	10,513	8,066
Telecommunications	2,122	3,138
Insurance	442	939
Marketing	2,714	779
Other prepaids	963	624
Prepaid expenses and other current assets	$18,600	$15,659

Property and equipment, net

	March 31, 2016	December 31, 2015
Building (under capital lease)	$25,709	$25,709
Network equipment and computer hardware	94,194	89,025
Leasehold improvements	49,578	48,872
Customer premise equipment	6,716	7,292
Furniture	3,346	2,508
Vehicles	203	214
	179,746	173,620
Less: accumulated depreciation and amortization	(127,865)	(124,137)
Property and equipment, net	$51,881	$49,483

Customer premise equipment, net

	March 31, 2016	December 31, 2015
Customer premise equipment	$6,716	$7,292
Less: accumulated depreciation	(2,111)	(2,068)
Customer premise equipment, net	$4,605	$5,224

Software, net

	March 31, 2016	December 31, 2015
Purchased	$66,883	$67,248
Licensed	909	909
Internally developed	36,088	36,088
	103,880	104,245
Less: accumulated amortization	(83,587)	(83,535)
Software, net	$20,293	$20,710

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Debt related costs, net

	March 31, 2016	December 31, 2015
Debt related costs related to Revolving Credit Facility	$5,044	$5,044
Less: accumulated amortization	(3,135)	(2,991)
Debt related costs, net	$1,909	$2,053

Restricted cash

	March 31, 2016	December 31, 2015
Letter of credit-lease deposits	$1,575	$2,498
Cash reserves	285	89
Restricted cash	$1,860	$2,587

Intangible assets, net

	March 31, 2016	December 31, 2015
Customer relationships	$92,609	$92,609
Developed technology	75,694	75,694
Patents and patent licenses	20,164	20,164
Trademarks	560	560
Trade names	760	760
Non-compete agreements	2,933	2,933
Intangible assets, gross	192,720	192,720

Customer relationships	(25,626)	(21,777)
Developed technology	(21,685)	(18,880)
Patents and patent licenses	(12,748)	(12,066)
Trademarks	(560)	(543)
Trade names	(315)	(260)
Non-compete agreements	(1,249)	(995)
Less: accumulated amortization	(62,183)	(54,521)

Customer relationships	66,983	70,832
Developed technology	54,009	56,814
Patents and patent licenses	7,416	8,098
Trademarks	—	17
Trade names	445	500
Non-compete agreements	1,684	1,938
Intangible assets, net	$130,537	$138,199

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Other assets

	March 31, 2016	December 31, 2015
Long term non-trade receivable	6,623	6,623
Others	2,624	2,980
Other assets	$9,247	$9,603

Accrued expenses

	March 31, 2016	December 31, 2015
Compensation and related taxes and temporary labor	$21,649	$33,196
Marketing	19,501	24,891
Taxes and fees	8,381	11,808
Litigation and settlements	23	23
Telecommunications	7,057	9,111
Other accruals	10,507	11,523
Customer credits	1,631	1,779
Professional fees	2,868	2,080
Accrued interest	21	22
Inventory	620	1,514
Credit card fees	169	180
Accrued expenses	$72,427	$96,127

Accumulated other comprehensive loss

	March 31, 2016	December 31, 2015
Foreign currency translation adjustment	(1,678)	(1,656)
Unrealized loss on available-for sale securities	1	(21)
Accumulated other comprehensive loss	$(1,677)	$(1,677)

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 3.    Supplemental Income Statement Account Information
Amounts included in revenues

	Three Months Ended
	March 31,
	2016	2015
USF fees	$19,520	$18,515
Disconnect fees, net of credits and bad debt	$214	$202
Initial activation fees	$368	$220
Customer equipment rental	$1,102	$770
Customer equipment fees	$2,081	$1,173
Equipment recovery fees	$18	$15
Shipping and handling fees	$608	$603

Amount included in cost of services

	Three Months Ended
	March 31,
	2016	2015
USF costs	$19,530	$18,515

Amount included in cost of goods sold

	Three Months Ended
	March 31,
	2016	2015
Shipping and handling cost	$1,462	$1,285

Amount included in sales and marketing

	Three Months Ended
	March 31,
	2016	2015
Advertising costs	$16,879	$28,249

Amounts included in general and administrative expense

	Three Months Ended
	March 31,
	2016	2015
Acquisition related transaction costs	$93	$438
Acquisition related integration costs	$—	$17

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Depreciation and amortization expense

	Three Months Ended
	March 31,
	2016	2015
Network equipment and computer hardware	$3,833	$2,890
Software	2,729	3,073
Capital leases	550	550
Other leasehold improvements	1,355	1,225
Customer premise equipment	629	460
Furniture	162	95
Vehicles	18	16
Patents	682	311
Trademarks	18	18
Customer relationships	3,849	2,229
Acquired technology	2,805	2,820
Trade names	54	25
Non-compete agreements	254	232
	16,938	13,944
Property and equipment impairments	41	1
Software impairments	—	—
Depreciation and amortization expense	$16,979	$13,945

Amount included in interest expense

	Three Months Ended
	March 31,
	2016	2015
Debt related costs amortization	$251	$238

Amount included in other income (expense), net

	Three Months Ended
	March 31,
	2016	2015
Net loss resulting from foreign exchange transactions	$156	$(567)

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 4.    Long-Term Note and Revolving Credit Facility
A schedule of long-term note and revolving credit facility at March 31, 2016 and December 31, 2015 is as follows:

	March 31, 2016	December 31, 2015
2.50-3.00% Term note - due 2019, net of debt related costs	72,749	76,392
2.50-3.00% Revolving credit facility - due 2019	109,000	119,000
Total Long-term note and revolving credit facility	$181,749	$195,392

At March 31, 2016, future payments under term note obligations over each of the next five years and thereafter were as follows:

Credit Facility
2016	$11,250
2017	15,000
2018	15,000
2019	47,500
Minimum future payments of principal	88,750
Less: unamortized debt related costs	1,001
current portion	15,000
Long-term portion	$72,749

2015 Financing
On July 27, 2015, we entered into a credit agreement (the “2015 Credit Facility”) consisting of a $100,000 term note and a $250,000 revolving credit facility. The co-borrowers under the 2015 Credit Facility are the Company and Vonage America Inc., the Company’s wholly owned subsidiary. Obligations under the 2015 Credit Facility are guaranteed, fully and unconditionally, by the Company’s other United States material subsidiaries and are secured by substantially all of the assets of each borrower and each guarantor. The lenders under the 2015 Credit Facility are JPMorgan Chase Bank, N.A., Citizens Bank, N.A., Fifth Third Bank, MUFG Union Bank, N.A., Silicon Valley Bank, SunTrust Bank, Keybank National Association, Santander Bank, N.A., Capital One National Association, and First Niagara Bank, N.A. JPMorgan Chase Bank, N.A. is a party to the agreement as administrative agent, Citizens Bank, N.A. as syndication agent, and Fifth Third Bank, MUFG Union Bank, N.A., Silicon Valley Bank, and SunTrust Bank as documentation agents. J.P. Morgan Securities LLC and Citizens Bank, N.A. acted as joint lead bookrunners, and J.P. Morgan Securities LLC, Citizens Bank, N.A., Fifth Third Bank, MUFG Union Bank, N.A., Silicon Valley Bank, and SunTrust Robinson Humphrey Inc. acted as joint lead arrangers.
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
Repayments
We made mandatory repayment of $3,750 under the term note for the three months ended March 31, 2016 and $7,500 under the term note for the year ended December 31, 2015. In addition, we repaid the $10,000 outstanding under the revolving credit

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

facility for the three months ended March 31, 2016 and $30,000 outstanding under the revolving credit facility for the year ended December 31, 2015.

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
As of March 31, 2016, we were in compliance with all covenants, including financial covenants, for the 2015 Credit Facility.

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
We repurchased the following shares of common stock with cash resources under the 2014 $100,000 repurchase program during the three and three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
	2016 (1)	2015
Shares of common stock repurchased	1,653	1,779
Value of common stock repurchased	$8,008	$7,769
(1) including 98 shares, or $441, of common stock repurchases settled in April 2016; excluding commission of $2.
As of March 31, 2016, $76,797 remained of our 2014 $100,000 repurchase program. The repurchase program expires on December 31, 2018 but may be suspended or discontinued at any time without notice.
In any period under the 2014 $100,000 repurchase program, cash used in financing activities related to common stock repurchases may differ from the comparable change in stockholders' equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash.
Note 6.    Commitments and Contingencies
Litigation
IP Matters
Bear Creek Technologies, Inc. On February 22, 2011, Bear Creek Technologies, Inc. (“Bear Creek”) filed a lawsuit against Vonage Holdings Corp., Vonage America Inc., Vonage Marketing LLC, and Aptela Inc. (the latter two entities being former subsidiaries of Vonage Holdings Corp. now merged into Vonage America Inc. and Vonage Business Inc., respectively) in the United States District Court for the Eastern District of Virginia alleging that Vonage’s and Aptela’s products and services are covered by United States Patent No. 7,889,722, entitled “System for Interconnecting Standard Telephony Communications Equipment to Internet Protocol Networks” (the “'722 Patent”). The suit also named numerous other defendants. On August 17, 2011, the Court dismissed Bear Creek’s case against the Vonage entities and Aptela, and all but one of the other defendants. Later, on August 17, 2011, Bear Creek re-filed its complaint in the United States District Court for the District of Delaware against the same Vonage entities; and re-filed its complaint against Aptela in the United States District Court for the Eastern District of Virginia. On May 2, 2012, the litigations against Vonage and Aptela were consolidated for pretrial proceedings with twelve other actions in the District of Delaware. Vonage filed an answer to Bear Creek’s complaint, including counterclaims of non-infringement and invalidity of the ‘722 patent. Aptela, which filed a motion to dismiss Bear Creek’s complaint on September 27, 2011, has not yet answered, as its motion remains pending. On November 5, 2012, Bear Creek filed an answer to Vonage’s counterclaims. On July 17, 2013, the Court stayed the case pending resolution of the reexamination of the ‘722 patent requested by Cisco Systems, Inc. (“Cisco”), described below. On May 5, 2015, the Court closed the case, with leave to reopen if further attention by the Court is required.
A request for reexamination of the validity of the ‘722 Patent was filed on September 12, 2012 by Cisco. Cisco’s request was granted on November 28, 2012. On March 24, 2014, the United States Patent and Trademark Office issued an Action Closing Prosecution, confirming its rejection of all claims of the ‘722 patent. Bear Creek’s November 14, 2014 appeal of that decision to

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

the Patent Trial and Appeal Board was denied on December 29, 2015. On February 26, 2016, Bear Creek filed a Notice of Appeal of the decision to the United States Court of Appeals for the Federal Circuit.
RPost Holdings, Inc. On August 24, 2012, RPost Holdings, Inc., RPost Communications Limited, and RMail Limited (collectively, “RPost”) filed a lawsuit against StrongMail Systems, Inc. (“StrongMail”) in the United States District Court for the Eastern District of Texas alleging that StrongMail’s products and services, including its electronic mail marketing services, are covered by United States Patent Nos. 8,224,913, 8,209,389, 8,161,104, 7,966,372, and 6,182,219. On February 11, 2013, RPost filed an amended complaint, adding 27 new defendants, including Vonage America Inc. RPost’s amended complaint alleges willful infringement of the RPost patents by Vonage and each of the other new defendants because they are customers of StrongMail. StrongMail has agreed to fully defend and indemnify Vonage in this lawsuit. Vonage answered the complaint on May 7, 2013. On September 17, 2015, the Court ordered the consolidation for pre-trial purposes of this case with other cases by RPost. The lead case has been administratively closed and stayed since January 30, 2014 due to multiple pending actions by third parties regarding ownership of the patents at issue. On March 1, 2016, the parties in the consolidated actions filed a joint notice regarding status of the co-pending actions. Plaintiffs requested that the stay be lifted, while defendants maintain that the stay should remain in place.
AIP Acquisition LLC. On January 3, 2014, AIP Acquisition LLC (“AIP”), filed a lawsuit against Vonage Holdings Corp., Vonage America, Inc., and Vonage Marketing LLC in the U.S. District Court for the District of Delaware alleging that Vonage’s products and services are covered by United States Patent No. 7,269,247. Vonage filed an answer and counterclaims on February 25, 2014. AIP filed an amended complaint on March 18, 2014, which Vonage answered on April 4, 2014. On April 8, 2014, the Court stayed the case pending final resolution of non-party Level 3’s inter partes review request of United States Patent No. 7,724,879, which is a continuation of the ‘247 patent. On October 8, 2014, the Patent Office issued a Final Written Decision, finding all challenged claims of the ‘879 patent to be invalid. On November 10, 2015, the Federal Circuit rejected AIP’s appeal and affirmed the Patent Office’s rejection of the ‘879 patent.
Cisco petitioned for inter partes review of the ‘247 patent on November 25, 2014, which was granted on May 20, 2015. Oral argument was heard on January 27, 2016. The inter partes review is pending decision by the Patent Office.
Commercial Litigation
Merkin & Smith, et al.  On September 27, 2013, Arthur Merkin and James Smith filed a putative class action lawsuit against Vonage America, Inc. in the Superior Court of the State of California, County of Los Angeles, alleging that Vonage violated California’s Unfair Competition Law by charging its customers fictitious 911 taxes and fees. On October 30, 2013, Vonage filed a notice removing the case to the United States District Court for the Central District of California. On November 26, 2013, Vonage filed its Answer to the Complaint. On December 4, 2013, Vonage filed a Motion to Compel Arbitration, which the Court denied on February 4, 2014. On March 5, 2014, Vonage appealed that decision to the United States Court of Appeals for the Ninth Circuit. On March 26, 2014, the district court proceedings were stayed pending the appeal. On February 29, 2016, the Ninth Circuit reversed the district court’s ruling and remanded with instructions to grant the motion to compel arbitration. On March 22, 2016 Merkin and Smith filed a petition for rehearing. On May 4, 2016, the Ninth Circuit withdrew its February 29, 2016 decision and issued a new order reversing the district court’s order and remanded with instructions to compel arbitration. The court also declared as moot the petition for rehearing.
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
Federal - Lifeline Reform
On March 31, 2016, the FCC adopted an order modernizing the Lifeline program. The Lifeline program previously subsidized voice service for low-income customers and is one component of the federal universal service fund. The order refocuses the program to subsidize broadband. Increased adoption of broadband services expands the market for Vonage services. The order will also likely increase the overall size of the federal universal fund and lead to increased USF contribution levels for Vonage services subject to assessment for federal USF.
Federal - Rural Call Completion Issues
On February 7, 2013, the FCC released a Notice of Proposed Rulemaking (NPRM) on rural call completion issues. The NPRM proposed new detailed reporting requirements to gauge rural call completion performance. Rural carriers have argued that VoIP provider call completion performance to rural areas is generally poor. On October 28, 2013, the FCC adopted an order on rural call completion imposing new reporting obligations and restricting certain call signaling practices. The call signaling rules went into effect on January 31, 2014.  We filed for extensions of the rules, which the FCC granted, and as of April 17, 2014, we were compliant with the FCC call signaling rules.  The effective date for the reporting requirements was April 1, 2015. We could be subject to an FCC enforcement action in the future in the event the FCC took the position that our rural call completion performance is inadequate or we were not compliant with the FCC’s order.
Federal - Numbering Rights
On April 18, 2013, the FCC issued a Notice of Proposed Rulemaking (NPRM) that proposed to modify FCC rules to allow VoIP providers to directly access telephone numbers. In addition, the FCC granted a waiver from its existing rules to allow Vonage to conduct a trial of direct access to telephone numbers. The trial would allow the FCC to obtain real-world data on direct access to telephone numbers by VoIP providers to inform consideration of the NPRM. Direct access to telephone numbers would facilitate IP to IP interconnection, which may allow VoIP providers to provide higher quality, lower cost services, promote the deployment of innovative new voice services, and experience reductions in the cost of telephony services. Vonage successfully completed the trial in certain markets and filed the required reports on the trial with the FCC. On January 31, 2014, the FCC Wireline Competition Bureau issued a positive report on the trial, concluding that Vonage's successful trial confirmed the technical feasibility of interconnected VoIP providers obtaining telephone numbers directly from the numbering administrators. On June 18, 2015, the FCC adopted an order that modifies its rules to allow interconnected VoIP providers to directly access telephone numbers. Part of the order required approval from the Office of Management and Budget ("OMB") prior to the rule change becoming effective. On February 4, 2016, the FCC announced that OMB had approved the order and would begin accepting applications for authorization beginning on February 18, 2015. Vonage applied for authorization, and on March 31, 2016 received authorization. On December 23, 2015, the National Association of Regulatory Utility Commissioners filed an appeal of the June 18, 2015 FCC order at the D.C. Circuit Court of Appeals. This appeal is pending.

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Federal - Privacy Rules
On April 1, 2016, the FCC issued a Notice of Proposed Rulemaking (NPRM) that proposed the adoption of privacy rules for providers of broadband Internet access service and updating its rules for voice services to make them consistent with the proposed privacy rules for broadband Internet access services. In addition to regulating customer proprietary network information (CPNI), a category of information that the FCC has traditionally regulated for voice services, the FCC proposed to regulate use of customer personal information (PI), a broader set of information than CPNI, by broadband and voice service providers. Further, the NPRM would regulate voice and broadband provider privacy policies and data security practices, including imposing vicarious liability for vendors who handle PI and CPNI on behalf of a broadband or voice provider. Finally, the NPRM would impose another data breach reporting notification obligation on voice and broadband providers on top of existing state data breach notification requirements.
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
Stand-by Letters of Credit
We had stand-by letters of credit totaling $1,575 and $2,498, as of March 31, 2016 and December 31, 2015, respectively.
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
Vendor Commitments
We have signed a lease with a vendor. We have committed to pay this vendor approximately $100 in 2016 and $300 in 2017 through 2019, respectively.
State and Municipal Taxes
In accordance with generally accepted accounting principles, we make a provision for a liability for taxes when it is both probable that a liability has been incurred and the amount of the liability or range of liability can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. For a period of time, we did not collect or remit state or municipal taxes (such as sales, excise, utility, use, and ad valorem taxes), fees or surcharges (“Taxes”) on the charges to our customers for our services, except that we historically complied with the New Jersey sales tax. We have received inquiries or demands from a number of state and municipal taxing and 911 agencies seeking payment of Taxes that are applied to or collected from customers of providers of traditional public switched telephone network services. Although we have consistently maintained that these Taxes do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations,

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

we are now collecting and remitting sales taxes in certain of those states including a number of states that have changed their statutes to expressly include VoIP. In addition, many states address how VoIP providers should contribute to support public safety agencies, and in those states we remit fees to the appropriate state agencies. We could also be contacted by state or municipal taxing and 911 agencies regarding Taxes that do explicitly apply to VoIP and these agencies could seek retroactive payment of Taxes. As such, we have a reserve of $3,015 as of March 31, 2016 as our best estimate of the potential tax exposure for any retroactive assessment. We believe the maximum estimated exposure for retroactive assessments is approximately $4,000 as of March 31, 2016.
Note 7.    Noncontrolling Interest and Redeemable Noncontrolling Interest
In the third quarter of 2013, we formed a consolidated foreign subsidiary in Brazil in connection with our previously announced joint venture in Brazil, which created a redeemable noncontrolling interest. The redeemable noncontrolling interest consisted of the 30.0% interest in this subsidiary initially held by our joint venture partner.
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
We expect to avoid material operating losses in Brazil in 2016 due to the significant planned incremental investment that would have been required to scale the business. In connection with the wind down, we incurred approximately $500 in cash charges in 2015 related to contract terminations and severance-related expenses.
Note 8. Discontinued Operations

On March 31, 2015, the Company completed its previously announced exit from the Brazilian market for consumer telephony services and the associated wind down of its joint venture operations in the country. In 2015, the Company incurred a loss on disposal of $824. The loss on disposal is comprised of the write-off of noncontrolling interest of $907, foreign currency loss on intercompany loan forgiveness of $783, and residual cumulative translation of $192, partially offset by a tax benefit of $1,058.

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The results of operations of this discontinued operation are as follows:

	Three Months Ended
	March 31,
	2016	2015
Revenues	$—	$33
Operating expenses	—	1,648
Loss from discontinued operations	—	(1,615)
Loss on disposal, net of taxes	—	(824)
Net loss from discontinued operations	—	(2,439)
Plus: Net loss from discontinued operations attributable to noncontrolling interest	$—	$59
Net loss from discontinued operations attributable to Vonage	$—	$(2,380)

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The table below summarizes the Simple Signal assets acquired and liabilities assumed as of April 1, 2015:

Estimated Fair Value
Assets
Current assets:
Cash and cash equivalents	$53
Accounts receivable	832
Inventory	67
Prepaid expenses and other current assets	159
Total current assets	1,111
Property and equipment	979
Software	401
Intangible assets	6,407
Deferred tax assets, non-current	741
Total assets acquired	9,639

Liabilities
Current liabilities:
Accounts payable	785
Accrued expenses	593
Deferred revenue, current portion	370
Total current liabilities	1,748
Total liabilities assumed	1,748

Net identifiable assets acquired	7,891
Goodwill	17,687
Total purchase price	$25,578
The intangible assets as of the closing date of the acquisition included:

Amount
Customer relationships	$5,090
Developed technologies	994
Non-compete agreements	303
Trade names	20
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
In addition, we recorded a net deferred tax liability of $2,441 related to the $6,407 of identified intangible assets that will be amortized for financial reporting purposes but not for tax purposes and a deferred tax asset of $3,182 related to NOLs.
Goodwill
The following table provides a summary of the changes in the carrying amounts of goodwill:

Balance at December 31, 2015	$222,106
Increase in goodwill related to acquisition of iCore	22
Balance at March 31, 2016	$222,128

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 10. Subsequent Events
Acquisition of Nexmo
On May 5, 2016 (the “Signing Date”), we entered into a definitive agreement to acquire Nexmo, Inc. (“Nexmo”), a global leader in the Communications-Platform-as-a-Service (“CPaaS”) segment of the cloud communications market. The acquisition is subject to the terms of an Agreement and Plan of Merger by and among the Company, Neptune Acquisition Corp., a Delaware corporation and newly formed indirect, wholly owned subsidiary of Vonage (“Merger Sub”), Nexmo, a Delaware corporation, and Shareholder Representative Services LLC, a Colorado limited liability company, as representative of the security holders of Nexmo, pursuant to which Merger Sub, on the terms and subject to the conditions thereof, will merge with and into Nexmo, and Nexmo will become a wholly owned indirect subsidiary of Vonage.
We will acquire Nexmo for $230,000 in cash and stock, subject to adjustment for the amount of Nexmo’s working capital at closing, and subject to reduction for Nexmo’s outstanding indebtedness and unpaid transaction expenses as of closing (the "Closing Merger Consideration" ). The parties have agreed to a normalized working capital target and to a post-closing purchase price adjustment mechanism. Approximately 75% of the purchase price will be paid in cash and the remaining 25% will be paid through the issuance of shares of Vonage common stock, provided that the percentage of cash consideration at closing may be increased to 100% (and the percentage of stock consideration decreased to 0%) at the election of Vonage.
Of the Closing Merger Consideration, $195,000 will be paid at closing, consisting of a minimum of $159,000 of cash and a maximum of $36,000 in stock. The remaining $35,000 of the Closing Merger Consideration will be paid in the form of restricted cash and restricted stock to Nexmo management and employees, both subject to vesting requirements over time. Vonage believes this structure will provide significant long-term incentives and retention value for Nexmo management.
In addition, Nexmo shareholders may earn additional consideration of up to $20,000, subject to the achievement of certain performance targets during the 12 month period following the closing of the transaction (the “ Variable Payout Amount ”).  The Variable Payout Amount payable to the holders of Nexmo stock is determined based on (i) Nexmo’s revenues received from its top customers following the closing, and (ii) the achievement of certain revenue targets during the 12 month period following the Closing. The Variable Payout Amount may be in the form of (at Vonage’s sole discretion) cash, a number of shares of Vonage common stock or a combination thereof.

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
Recent Developments
Acquisition of Nexmo
On May 5, 2016 (the “Signing Date”), we entered into a definitive agreement to acquire Nexmo, Inc. (“Nexmo”), a global leader in the Communications-Platform-as-a-Service (“CPaaS”) segment of the cloud communications market. The acquisition is subject to the terms of an Agreement and Plan of Merger by and among the Company, Neptune Acquisition Corp., a Delaware corporation and newly formed indirect, wholly owned subsidiary of Vonage (“Merger Sub”), Nexmo Inc., a Delaware corporation, and Shareholder Representative Services LLC, a Colorado limited liability company, as representative of the security holders of Nexmo, pursuant to which Merger Sub, on the terms and subject to the conditions thereof, will merge with and into Nexmo, and Nexmo will become a wholly owned indirect subsidiary of Vonage.
We will acquire Nexmo for $230,000 in cash and stock, subject to adjustment for the amount of Nexmo’s working capital at closing, and subject to reduction for Nexmo’s outstanding indebtedness and unpaid transaction expenses as of closing (the "Closing Merger Consideration" ). The parties have agreed to a normalized working capital target and to a post-closing purchase price adjustment mechanism. Approximately 75% of the purchase price will be paid in cash and the remaining 25% will be paid through the issuance of shares of Vonage common stock, provided that the percentage of cash consideration at closing may be increased to 100% (and the percentage of stock consideration decreased to 0%) at the election of Vonage.
Of the Closing Merger Consideration, $195,000 will be paid at closing, consisting of a minimum of $159,000 of cash and a maximum of $36,000 in stock. The remaining $35,000 of the Closing Merger Consideration will be paid in the form of restricted cash and restricted stock to Nexmo management and employees, both subject to vesting requirements over time. Vonage believes this structure will provide significant long-term incentives and retention value for Nexmo management.
In addition, Nexmo shareholders may earn additional consideration of up to $20,000, subject to the achievement of certain performance targets during the 12 month period following the closing of the transaction (the “ Variable Payout Amount ”).  The Variable Payout Amount payable to the holders of Nexmo stock is determined based on (i) Nexmo’s revenues received from its top customers following the closing, and (ii) the achievement of certain revenue targets during the 12 month period following the Closing. The Variable Payout Amount may be in the form of (at Vonage’s sole discretion) cash, a number of shares of Vonage common stock or a combination thereof.
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
We had approximately 2.4 million combined consumer subscriber lines and business seats as of March 31, 2016, of which 93% were in the United States. We also have customers in Canada and the United Kingdom.
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
The table below includes key operating data that our management uses to measure the growth and operating performance of the consumer focused portion of our business:

Consumer	Three Months Ended
	March 31,
	2016	2015
Revenues	$153,004	$177,830
Average monthly revenues per subscriber line	$26.68	$27.97
Subscriber lines (at period end)	1,881,826	2,094,365
Customer churn	2.2%	2.4%
Revenues. Consumer revenues represents revenue from our consumer customers including revenues from our legacy business customers using Vonage VoIP products.
Average monthly revenues per subscriber line. Average monthly revenues per subscriber line for a particular period is calculated by dividing our revenues for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. The simple average number of subscriber lines for the period is the number of subscriber lines on the first day of the period, plus the number of subscriber lines on the last day of the period, divided by two. Our average monthly revenues per subscriber line decreased from $27.97 for the three months ended March 31, 2015 to $26.68 for the three months ended March 31, 2016 due primarily to the “$10 dollars a month for the first year” pricing structure implemented in 2015 and lower ILD pay-per-use revenue.
Subscriber lines. Our subscriber lines include, as of a particular date, all paid subscriber lines from which a customer can make an outbound telephone call on that date. Our subscriber lines include fax lines, including fax lines bundled with subscriber lines in our small office home office calling plans and soft phones, but do not include our virtual phone numbers and toll free numbers, which only allow inbound telephone calls to customers. Subscriber lines decreased from 2,094,365 as of March 31, 2015 to 1,881,826 as of March 31, 2016, reflecting planned actions to enhance the profitability of the assisted sales channel by eliminating lower performing locations and restructuring the pricing offers, and to shift investment to our business market.
Customer churn. Customer churn is calculated by dividing the number of customers that have terminated during a period by the simple average of number of customers in a given period. The simple average number of customers during the period is the number of customers on the first day of the period, plus the number of customers on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first month after activation. Other companies may calculate customer churn differently, and their customer churn data may not be directly comparable to ours. Customer churn was 2.2% for the three months ended March 31, 2016 and the three months ended December 31, 2015, compared to 2.4% for the three months ended March 31, 2015. The decrease was due primarily to our decision to maximize customer value by focusing marketing spend on higher return channels and away from assisted selling channels which had higher early life churn. We monitor customer churn on a daily basis and use it as an indicator of the level of customer satisfaction. Customers who have been with us for a year or more tend to have a lower churn rate than customers who have not. In addition, our customers who are international callers generally churn at a lower rate than customers who are domestic callers. Our customer churn will fluctuate over time due to economic conditions, competitive pressures including promotional pricing targeting international long distance callers, marketplace perception of our services, and our ability to provide high quality customer care and network quality and add future innovative products and services. Customer churn differs from our previously reported average monthly customer churn in that our business customers are no longer included in this metric. See the discussion below for detail regarding churn impacting our business customers.
The table below includes key operating data that our management uses to measure the growth and operating performance of the business focused portion of our business:

Business	Three Months Ended
	March 31,
	2016	2015
Revenues	$73,820	$41,900
Average monthly revenues per seat	$44.50	$43.05
Seats (at period end)	564,146	337,649
Revenue churn	1.3%	1.4%
Revenues. Business revenues includes revenues from our business customers from acquired entities and excludes revenues from our legacy business customers.
Average monthly revenues per seat. Average monthly revenues per seat for a particular period is calculated by dividing our revenues for that period by the simple average number of seats for the period, and dividing the result by the number of months in the period. The simple average number of seats for the period is the number of seats on the first day of the period, plus the number of seats on the last day of the period, divided by two. Our average monthly revenues per seat increased from $43.05 for the three months ended March 31, 2015 to $44.50 for the three months ended March 31, 2016 due to our successful acquisitions and subsequent organic growth in the mid-market and enterprise space starting last December.
Seats. Seats include, as of a particular date, all paid seats from which a customer can make an outbound telephone call on that date and virtual seats. Seats exclude electronic fax lines and toll free numbers, which do no allow outbound telephone calls by customers. Seats increased from 337,649 as of March 31, 2015 to 564,146 as of March 31, 2016. This increase is due to continued growth in our business customers as we have increased marketing investment to attract these more profitable customers. It also includes 35,256 seats existing at Simple Signal at the time of acquisition, and 86,309 seats existing at iCore at the time of acquisition, respectively.
Revenue churn. Revenue churn is calculated by dividing the monthly recurring revenue from customers that have terminated during a period by the simple average of the total monthly recurring revenue from all customers in a given period. The simple average of total monthly recurring revenue from all customers during the period is the total monthly recurring revenue on the first day of the period, plus the total monthly recurring revenue on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first month after activation. Other companies may calculate revenue churn differently, and their revenue churn data may not be directly comparable to ours. Revenue churn was 1.3% for the three months ended March 31, 2016, 1.1% for the three months ended December 31, 2015, and 1.4% for the three months ended March 31, 2015. The increase in revenue churn period over period was due to the loss of customers that were acquired. The decrease in revenue churn for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was due to improvements in customer retention within Essentials and Premier, as well as the addition of iCore's mid-market and enterprise customer base. We are continuing to invest in our overall quality of service which includes customer care headcount and systems, billing systems, on-boarding processes and self-service options to ensure we scale our processes to our growth and continue to improve the overall customer experience.
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

Results of Operations
The following table sets forth, as a percentage of consolidated operating revenues, our consolidated statement of operations for the periods indicated:

	Three Months Ended
	March 31,
	2016	2015

Revenues	100%	100%

Operating Expenses:
Cost of service (excluding depreciation and amortization)	30	28
Cost of goods sold	4	4
Sales and marketing	35	39
Engineering and development	3	3
General and administrative	12	11
Depreciation and amortization	8	6
	92	91
Income from operations	8	9
Other Income (Expense):
Interest income	—	—
Interest expense	(1)	(1)
Other income (expense), net	—	—
	(1)	(1)
Income from continuing operations before income tax expense	7	8
Income tax expense	(4)	(3)
Income from continuing operations	3	5
Loss from discontinued operations	—	(1)
Loss on disposal, net of taxes	—	—
Discontinued operations	—	(1)
Net income	3	4
Plus: Net loss from discontinued operations attributable to noncontrolling interest	—	—
Net income attributable to Vonage	3%	4%

Summary of Results for the Three Months Ended March 31, 2016 and March 31, 2015
Revenues, Cost of Service and Cost of Goods Sold

(in thousands, except percentages)	Three Months Ended
	March 31,
	2016	2015	Dollar Change	Percent Change
Revenues	$226,824	$219,730	$7,094	3%
Cost of service (1)	69,150	61,853	7,297	12%
Cost of goods sold	9,066	9,190	(124)	(1)%
	148,608	148,687	(79)	—%

(1)	Excludes depreciation and amortization of $6,833 and $5,724, respectively.

Three Months Ended March 31, 2016 compared to Three Months Ended March 31, 2015
Revenues. Revenues increased $7,094, or 3%, as a result of growth in Business revenue of $31,919 due to an increase in the number of Business seats as we have shifted marketing investment to attract these more profitable customers and the impact of Simple Signal, which was acquired on April 1, 2015 and the impact of iCore, which was acquired on August 31, 2015. This growth in Business revenue was offset by a decrease of $24,825 in Consumer revenue due to fewer subscriber lines reflecting planned actions to enhance the profitability of the assisted sales channel by eliminating lower performing locations and restructuring the pricing offers.
Cost of service. The increase in cost of service of $7,297, or 12%, was primarily driven by higher technical care costs and network operations cost in support of growth in Business customers including the addition of Simple Signal, and iCore and higher USF and related fees imposed by government agencies, offset by a decrease in international usage costs.
Cost of goods sold. The decrease in cost of goods sold of $124, or 1%, was primarily due to a decrease in consumer customers' equipment costs of $1,085 due to lower new customer additions and a decrease in reserve related to inventory of $1,096, offset by an increase in business customers' equipment costs of $1,783 due to higher new customer additions.
Sales and Marketing

(in thousands, except percentages)	Three Months Ended
	March 31,
	2016	2015	Dollar Change	Percent Change
Sales and marketing	$79,601	$85,564	$(5,963)	(7)%
Three Months Ended March 31, 2016 compared to Three Months Ended March 31, 2015

Sales and marketing. Sales and marketing expense decreased by $5,963, or 7%, due to a reduction in Consumer marketing reflecting planned actions to enhance the profitability of the assisted sales channel by eliminating lower performing locations offset by an increase in Business as we have shifted marketing investment to attract these more profitable customers.
Engineering and Development

(in thousands, except percentages)	Three Months Ended
	March 31,
	2016	2015	Dollar Change	Percent Change
Engineering and development	$6,834	$6,605	$229	3%

Three Months Ended March 31, 2016 compared to Three Months Ended March 31, 2015

Engineering and development. Engineering and development expense increased by $229, or 3%, due to incremental investment in new business products and services.

General and Administrative

(in thousands, except percentages)	Three Months Ended
	March 31,
	2016	2015	Dollar Change	Percent Change
General and administrative	$26,670	$23,234	$3,436	15%

Three Months Ended March 31, 2016 compared to Three Months Ended March 31, 2015

General and administrative. General and administrative expense increased by $3,436, or 15%, primarily due to the addition of Simple Signal and iCore and incremental stock compensation of $814.

Depreciation and Amortization

(in thousands, except percentages)	Three Months Ended
	March 31,
	2016	2015	Dollar Change	Percent Change
Depreciation and amortization	$16,979	$13,945	$3,034	22%
Three Months Ended March 31, 2016 compared to Three Months Ended March 31, 2015

Depreciation and amortization. The increase in depreciation and amortization of $3,034, or 22%, was primarily due to the amortization of acquisition-related intangibles from the acquisition of Simple Signal in April 2015 and iCore in August 2015.

Other Income (Expense)

(in thousands, except percentages)	Three Months Ended
	March 31,
	2016	2015	Dollar Change	Percent Change
Interest income	$21	$20	$1	5%
Interest expense	(2,446)	(1,935)	(511)	(26)%
Other income (expense), net	154	(577)	731	127%
	$(2,271)	$(2,492)	$221
Three Months Ended March 31, 2016 compared to Three Months Ended March 31, 2015
Interest expense. The increase in interest expense of $511, or 26%, was due mainly to the funds we borrowed from the 2014 Credit Facility in April 2015 in connection with the acquisition of Simple Signal, and the funds we borrowed from the 2015 Credit Facility in August 2015 in connection with the acquisition of iCore.
Other income (expense), net. The decrease in other expense of $731, or 127%, was due mainly to realized loss on foreign currency in 2015.
Provision for Income Taxes

(in thousands, except percentages)	Three Months Ended
	March 31,
	2016	2015	Dollar Change	Percent Change
Income tax expense	$(8,322)	$(6,998)	$(1,324)	(19)%
Effective tax rate	51.2%	41.5%
We recognize income tax expense equal to pre-tax income multiplied by our effective income tax rate. In addition, adjustments are recorded for discrete period items and changes to our state effective tax rate. In the first quarter of 2016 a discrete period tax expense of $1,220 was recorded related to expired stock options. In the first quarter of 2015 a discrete period tax benefit of $1,058 was recorded in discontinued operations related to the write-off of intercompany loans associated with the wind down of our joint venture in Brazil.
The provision also includes the federal alternative minimum tax and state and local income taxes.
The effective tax rate is calculated by dividing income tax expense by income before income tax expense. The 2016 estimated annual effective tax rate is expected to approximate 42%, but may fluctuate each quarter due to our foreign operations and certain discrete period transactions.

Discontinued Operations Attributable to Vonage

(in thousands, except percentages)	Three Months Ended
	March 31,
	2016	2015	Dollar Change	Percent Change
Loss from discontinued operations	$—	$(1,615)	$1,615	100%
Loss on disposal, net of taxes	$—	$(824)	$824	100%
Discontinued operations	$—	$(2,439)	$2,439
Loss from discontinued operations attributable to noncontrolling interest	$—	$59	$(59)	(100)%
Loss from discontinued operations attributable to Vonage	$—	$(2,380)	$2,380	100%

Three Months Ended March 31, 2016 compared to Three Months Ended March 31, 2015

Discontinued operations attributable to Vonage. The 2015 loss from discontinued operations attributable to Vonage was for the operation loss from our discontinued Brazilian market.

Liquidity and Capital Resources
Overview
The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$14,572	$10,724
Net cash used in investing activities	(10,153)	(7,994)
Net cash (used in) provided by financing activities	(26,099)	8,860

For the three months ended March 31, 2016, we generated income from operations. We expect to continue to balance efforts to grow our revenue while consistently achieving operating profitability. To grow our revenue, we continue to make investments in growth initiatives, marketing, application development, network quality and expansion, and customer care. Although we believe we will achieve consistent profitability in the future, we ultimately may not be successful and we may not achieve consistent profitability. We believe that cash flow from operations and cash on hand will fund our operations for at least the next twelve months.
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
As of March 31, 2016, we were in compliance with all covenants, including financial covenants, for the 2015 Credit Facility.
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
State and Local Sales Taxes
We also have contingent liabilities for state and local sales taxes. As of March 31, 2016, we had a reserve of $3,015. If our ultimate liability exceeds this amount, it could affect our liquidity unfavorably. However, we do not believe it will significantly impair our liquidity.
Capital Expenditures
For the three months ended March 31, 2016, capital expenditures were primarily for the implementation of software solutions and purchase of network equipment as we continue to expand our network. Our capital expenditures for the three months ended March 31, 2016 were $11,207, of which $2,312 was for software acquisition and development. The majority of these expenditures are comprised of investments in information technology and systems infrastructure, including an electronic data warehouse, online customer service, and customer management platforms. For 2016, we believe our capital and software expenditures will be approximately $38,000. This amount is net of Tenant Improvement capital dollars we are investing in our Holmdel, New Jersey headquarters which are being refunded by the building owner in connection with the long-term lease renewal we executed in the fourth quarter of 2015.
Operating Activities
Cash provided by operating activities increased to $14,572 for the three months ended March 31, 2016 compared to $10,724 for the three months ended March 31, 2015, primarily due to net income improvement and changes in working capital.
Changes in working capital requirements include changes in accounts receivable, inventory, prepaid and other assets, accounts payable, accrued and other liabilities, and deferred revenue and costs. Cash used for working capital requirements decreased by $1,014 during the three months ended March 31, 2016 compared to the prior year period.
Investing Activities
Cash used in investing activities for the three months ended March 31, 2016 of $10,153 was mainly attributable to the purchase of capital expenditures of $8,895 and development of software assets of $2,312, offset by a decrease in restricted cash of $724 and the sales of marketable securities, net of purchase of $330.
Cash used in investing activities for the three months ended March 31, 2015 of $7,994 was mainly attributable to the acquisition of businesses of $3,505 , purchases of marketable securities, net of sales of $1,174, capital expenditures of $2,056 and development of software assets of $2,258 , offset by a decrease in restricted cash of $999 due to the return of part of the security deposit on our leased office property in Holmdel, New Jersey.

Financing Activities
Cash used in financing activities for the three months ended March 31, 2016 of $26,099 was primarily attributable to $3,750 in 2015 term note principal payments, $10,000 in 2015 revolving credit facility principal payments, $4,250 in patent license payments, $975 in capital lease and patent payments, and $7,590 in common stock repurchases, partially offset by $466 in proceeds received from the exercise of stock options.
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
As of March 31, 2016, approximately $76,797 remained of our 2014 $100,000 repurchase program. The repurchase program expires on December 31, 2018 but may be suspended or discontinued at any time without notice.
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

As of March 31, 2016, if the interest rate on our variable rate debt changed by 1% on our 2015 term note, our annual debt service payment would change by approximately $900. As of March 31, 2016, if the interest rate on our variable rate debt changed by 1% on our 2015 revolving credit facility, our annual debt service payment would change by approximately $1,100.

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
There have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 2(a) and (b) are not applicable.
(c) Common stock repurchases (in thousands, except per share value):

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Program
January 1, 2016 - January 31, 2016	400	$4.99	400	$82,811
February 1, 2016 - February 29, 2016	366	$5.05	366	$80,965
March 1, 2016 - March 31, 2016	887	$4.70	887	$76,797
	1,653		1,653
On February 7, 2013, our board of directors discontinued the remainder of the $50,000 repurchase program effective at the close of business on February 12, 2013 with $16,682 of availability remaining, and authorized a new program to repurchase up to $100,000 of Vonage common stock by December 31, 2014. As of December 31, 2014, approximately $219 remained of our 2012 $100,000 repurchase program. This repurchase program expired on December 31, 2014.
On December 9, 2014, Vonage's Board of Directors authorized a new program for the Company to repurchase up to $100,000 of its outstanding common stock. Repurchases under the 2014 $100,000 repurchase program are expected to be made over a four-year period ending on December 31, 2018.
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
During the three months ended March 31, 2016, we repurchased 1,653 shares of Vonage Holdings Corp. common stock for $8,008 using cash resources pursuant to the 2014 $100,000 repurchase program. The repurchases occurred in the open market and pursuant to a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934. As of March 31, 2016, approximately $76,797 remained of our 2014 $100,000 repurchase program.

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

101
The following financial statements from Vonage Holdings Corp.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2016, filed with the Securities and Exchange Commission on May 5, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Stockholders’ Deficit; and (vi) the Notes to Consolidated Financial Statements.

(1) Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VONAGE HOLDINGS CORP.

Dated:	May 6, 2016	By:	/s/ David T. Pearson
David T. Pearson Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101
The following financial statements from Vonage Holdings Corp.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2016, filed with the Securities and Exchange Commission on May 5, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Stockholders’ Deficit; and (vi) the Notes to Consolidated Financial Statements.

(1) Filed herewith.