Form 10-Q
period 2016-06-30
VONAGE HOLDINGS CORP
filed 2016-08-04
CIK 1272830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	July 31, 2016
Common Stock, par value $0.001	216,428,636	shares

VONAGE HOLDINGS CORP.

Financial Information Presentation
For the financial information discussed in this Quarterly Report on Form 10-Q, other than per share and per line amounts, dollar amounts are presented in thousands, except where noted.

Part I – Financial Information

Item 1.	Financial Statements
VONAGE HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 30, 2016	December 31, 2015
Assets	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,331	$57,726
Marketable securities	8,074	9,908
Accounts receivable, net of allowance of $3,620 and $1,091, respectively	35,272	19,913
Inventory, net of allowance of $406 and $686, respectively	4,288	5,542
Deferred customer acquisition costs, current	3,102	4,074
Deferred tax assets, current	23,985	23,985
Prepaid expenses and other current assets	21,557	15,659
Total current assets	120,609	136,807
Property and equipment, net	52,563	49,483
Goodwill	362,269	222,106
Software, net	21,288	20,710
Deferred customer acquisition costs, non-current	487	431
Debt related costs, net	2,674	2,053
Restricted cash	1,938	2,587
Intangible assets, net	225,997	138,199
Deferred tax assets, non-current	169,582	202,587
Other assets	3,311	9,603
Total assets	$960,718	$784,566
Liabilities and Stockholders’ Equity
Liabilities
Current liabilities:
Accounts payable	$49,700	$42,798
Accrued expenses	79,135	96,127
Deferred revenue, current portion	33,070	32,605
Current maturities of capital lease obligations	4,615	4,398
Current portion of notes payables	18,750	15,000
Total current liabilities	185,270	190,928
Indebtedness under revolving credit facility	239,000	119,000
Notes payable, net of debt related costs and current portion	100,277	76,392
Deferred revenue, net of current portion	592	851
Capital lease obligations, net of current maturities	1,067	3,363
Other liabilities, net of current portion in accrued expenses	19,436	5,291
Total liabilities	545,642	395,825
Commitments and Contingencies	—	—
Stockholders’ Equity
Common stock, par value $0.001 per share; 596,950 shares authorized at June 30, 2016 and December 31, 2015; 279,227 and 268,947 shares issued at June 30, 2016 and December 31, 2015, respectively; 216,311 and 214,280 shares outstanding at June 30, 2016 and December 31, 2015, respectively	281	270
Additional paid-in capital	1,280,998	1,224,947
Accumulated deficit	(646,192)	(655,020)
Treasury stock, at cost, 62,916 shares at June 30, 2016 and 54,667 shares at December 31, 2015	(216,647)	(179,779)
Accumulated other comprehensive loss	(3,364)	(1,677)
Total stockholders’ equity	415,076	388,741
Total liabilities and stockholders’ equity	$960,718	$784,566

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Total revenues	$233,675	$221,858	$460,499	$441,588

Operating Expenses:
Cost of service (excluding depreciation and amortization of $6,985, $6,005, $13,818, and $11,729 respectively)	76,078	64,209	145,228	126,062
Cost of goods sold	8,352	8,217	17,418	17,407
Sales and marketing	83,344	84,385	162,945	169,949
Engineering and development	7,243	6,864	14,077	13,469
General and administrative	35,053	27,162	61,723	50,396
Depreciation and amortization	18,218	14,463	35,197	28,408
	228,288	205,300	436,588	405,691
Income from operations	5,387	16,558	23,911	35,897
Other Income (Expense):
Interest income	25	21	46	41
Interest expense	(3,057)	(2,088)	(5,503)	(4,023)
Other income (expense), net	104	32	258	(545)
	(2,928)	(2,035)	(5,199)	(4,527)
Income from continuing operations before income tax expense	2,459	14,523	18,712	31,370
Income tax expense	(1,562)	(6,176)	(9,884)	(13,174)
Income from continuing operations	897	8,347	8,828	18,196
Loss from discontinued operations	—	—	—	(1,615)
Loss on disposal, net of taxes	—	—	—	(824)
Discontinued operations	—	—	—	(2,439)
Net income	897	8,347	8,828	15,757
Plus: Net loss from discontinued operations attributable to noncontrolling interest	—	—	—	59
Net income attributable to Vonage	$897	$8,347	$8,828	$15,816
Net income per common share - continuing operations:
Basic	$—	$0.04	$0.04	$0.09
Diluted	$—	$0.04	$0.04	$0.08
Net loss per common share - discontinued operations attributable to Vonage:
Basic	$—	$—	$—	$(0.01)
Diluted	$—	$—	$—	$(0.01)
Net income attributable to Vonage per common share:
Basic	$—	$0.04	$0.04	$0.07
Diluted	$—	$0.04	$0.04	$0.07
Weighted-average common shares outstanding:
Basic	213,558	213,582	213,800	212,711
Diluted	222,700	222,188	223,978	221,557
The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$897	$8,347	$8,828	$15,757
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,691)	1	(1,713)	313
Discontinued operations cumulative translation adjustment	—	—	—	974
Unrealized loss on available-for-sale securities	4	(2)	26	(6)
Total other comprehensive income (loss)	(1,687)	(1)	(1,687)	1,281
Comprehensive income	(790)	8,346	7,141	17,038
Comprehensive loss attributable to noncontrolling interest:
Comprehensive loss	—	—	—	59
Total comprehensive loss attributable to non-controlling interest	—	—	—	59
Comprehensive income attributable to Vonage	$(790)	$8,346	$7,141	$17,097

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income	$8,828	$15,757
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization and impairment charges	18,579	17,253
Amortization of intangibles	16,618	11,346
Deferred tax expense	8,218	11,046
Loss on foreign currency	—	1,358
Allowance for doubtful accounts	597	(9)
Allowance for obsolete inventory	352	1,234
Amortization of debt related costs	517	464
Share-based expense	16,670	12,192
Non-controlling interest	—	907
Changes in operating assets and liabilities:
Accounts receivable	(7,176)	(6,129)
Inventory	906	994
Prepaid expenses and other current assets	(2,587)	(3,527)
Deferred customer acquisition costs	913	811
Other assets	(331)	(946)
Accounts payable	5,095	(6,594)
Accrued expenses	(27,277)	(9,684)
Deferred revenue	(1,534)	(1,333)
Other liabilities	173	821
Net cash provided by operating activities	38,561	45,961
Cash flows from investing activities:
Capital expenditures	(15,948)	(4,960)
Purchase of marketable securities	(5,664)	(4,509)
Maturities and sales of marketable securities	7,524	2,130
Acquisition and development of software assets	(5,655)	(5,542)
Acquisition of businesses, net of cash acquired	(163,093)	(25,252)
Decrease in restricted cash	690	998
Net cash used in investing activities	(182,146)	(37,135)
Cash flows from financing activities:
Principal payments on capital lease obligations	(6,329)	(1,616)
Principal payments on notes and revolving credit facility	(33,437)	(10,000)
Proceeds received from draw down of revolving credit facility and issuance of notes payable	181,250	20,000
Debt related costs	(1,316)	—
Common stock repurchases	(32,902)	(13,760)
Proceeds from exercise of stock options	3,023	4,277
Net cash provided by (used in) financing activities	110,289	(1,099)
Effect of exchange rate changes on cash	(99)	(38)
Net change in cash and cash equivalents	(33,395)	7,689
Cash and cash equivalents, beginning of period	57,726	40,797
Cash and cash equivalents, end of period	$24,331	$48,486
Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$4,833	$3,531
Income taxes	$3,163	$1,481
Non-cash transactions during the periods for:
Common stock repurchases	$—	$322
Issuance of common stock in connection with acquisition of business	$31,591	$5,578
Variable payout amount in connection with acquisition of business	$16,472	$—
Assumption of options in connection with acquisition of business	$4,779	$—

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2015	$270	$1,224,947	$(655,020)	$(179,779)	$(1,677)	$388,741
Stock option exercises	4	3,019				3,023
Share-based expense		16,670				16,670
Share-based award activity				(3,966)		(3,966)
Common stock repurchases				(32,902)		(32,902)
Acquisition of business	7	36,362				36,369
Foreign currency translation adjustment					(1,713)	(1,713)
Unrealized loss on available-for-sale securities					26	26
Net income			8,828			8,828
Balance at June 30, 2016	$281	$1,280,998	$(646,192)	$(216,647)	$(3,364)	$415,076

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 1.    Basis of Presentation and Significant Accounting Policies
Nature of Operations
Vonage Holdings Corp. (“Vonage”, “Company”, “we”, “our”, “us”) is incorporated as a Delaware corporation. We are a leading provider of cloud communications services for businesses and consumers. We transform the way people work and businesses operate through a portfolio of communications solutions that enable internal collaboration among employees, while also keeping companies closely connected with their customers, across any mode of communication, on any device. We also provide a robust suite of feature-rich residential communication solutions. Customers in the United States represented 93% of our combined subscriber lines and seats at June 30, 2016, with the balance in Canada and the United Kingdom.
Unaudited Interim Financial Information
The accompanying unaudited interim consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations, cash flows, and statement of stockholders’ equity for the periods presented. The results for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year.
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
Engineering and Development Expenses
Engineering and development expenses primarily include personnel and related costs for developers responsible for new products, and software engineers maintaining and enhancing existing products. These costs have been reclassified from selling, general and administrative expenses. Research and development costs related to new product development included in engineering and development were $5,402 and $4,644 for the three months ended June 30, 2016 and 2015 and $10,310 and $8,699 for the six months ended June 30, 2016 and 2015, respectively.
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
Goodwill
Goodwill acquired in the acquisition of a business is accounted for based upon the excess fair value of consideration transferred over the fair value of net assets acquired in the business combination. Goodwill is tested for impairment on an annual basis on October 1st and, when specific circumstances dictate, between annual tests. When impaired, the carrying value of goodwill is written down to fair value. The goodwill impairment test involves evaluating qualitative information to determine if it is more than 50% likely that the fair value of a reporting unit is less than its carrying value. If such a determination is made, then the traditional two-step goodwill impairment test described below must be applied. The first step, identifying a potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. The second step, measuring the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Any excess of the reporting unit goodwill carrying value over the respective implied fair value is recognized as an impairment loss. There was no impairment of goodwill for the three and six months ended June 30, 2016.

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Intangible Assets
Intangible assets acquired in the settlement of litigation or by direct purchase are accounted for based upon the fair value of assets received.
Purchased-intangible assets are accounted for based upon the fair value of assets received. Purchased-intangible assets are amortized on a straight-line or accelerated basis over the periods of benefit, ranging from two to ten years. We perform a review of purchased-intangible assets whenever events or changes in circumstances indicate that the useful life is shorter than we had originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, we assess the recoverability of purchased-intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life of the asset is shorter than originally estimated, we accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. There was no impairment of purchased-intangible assets identified for the three and six months ended June 30, 2016.
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
Income Taxes
We recognize deferred tax assets and liabilities at enacted income tax rates for the temporary differences between the financial reporting bases and the tax bases of our assets and liabilities. Any effects of changes in income tax rates or tax laws are included in the provision for income taxes in the period of enactment. Our net deferred tax assets primarily consist of net operating loss

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

carry forwards (“NOLs”). We are required to record a valuation allowance against our net deferred tax assets if we conclude that it is more likely than not that taxable income generated in the future will be insufficient to utilize the future income tax benefit from our net deferred tax assets (namely, the NOLs) prior to expiration. We periodically review this conclusion, which requires significant management judgment. If we are able to conclude in a future period that a future income tax benefit from our net deferred tax assets has a greater than 50 percent likelihood of being realized, we are required in that period to reduce the related valuation allowance with a corresponding decrease in income tax expense. This would result in a non-cash benefit to our net income in the period of the determination. In the fourth quarter of 2011, we released $325,601 of valuation allowance. We periodically review this conclusion, which requires significant management judgment. In the future, if available evidence changes our conclusion that it is more likely than not that we will utilize our net deferred tax assets prior to their expiration, we will make an adjustment to the related valuation allowance and income tax expense at that time. In subsequent periods, we would expect to recognize income tax expense equal to our pre-tax income multiplied by our effective income tax rate, an expense that was not recognized prior to the reduction of the valuation allowance. Our effective rate may differ from the federal statutory rate due, in part, to our foreign operations and certain discrete period items. The 2016 estimated annual effective tax rate is expected to approximate 44%, but may fluctuate due to the timing of other discrete period transactions.
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
Acquisition related consideration accounted for as compensation expense, such as restricted cash, restricted stock and option related costs incurred in connection with an acquisition are included in general and administrative expense.

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
The following table presents the assets that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Level 1 Assets
Money market fund (1)	$1,969	$57
Level 2 Assets
Available-for-sale securities (2)	$8,074	$9,908

(1) Included in cash and cash equivalents on our consolidated balance sheet.
(2) Included in marketable securities on our consolidated balance sheet.
Fair Value of Other Financial Instruments
The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, approximate fair value because of their short maturities. The carrying amounts of our capital leases approximate fair value of these obligations based upon management’s best estimates of interest rates that would be available for similar debt obligations at June 30, 2016 and December 31, 2015. We believe the fair value of our debt at June 30, 2016 was approximately the same as its carrying amount as market conditions, including available interest rates, credit spread relative to our credit rating, and illiquidity, remain relatively unchanged from the issuance date of our debt on June 3, 2016 for a similar debt instrument.
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
The following table sets forth the computation for basic and diluted net income per share for the three and six months ended June 30, 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator
Income from continuing operations	$897	$8,347	$8,828	$18,196

Discontinued operations	—	—	$—	$(2,439)
Plus: Net loss from discontinued operations attributable to noncontrolling interest	$—	$—	$—	$59
Loss from discontinued operations attributable to Vonage	$—	$—	$—	$(2,380)

Net income attributable to Vonage	$897	$8,347	$8,828	$15,816
Denominator
Basic weighted average common shares outstanding	213,558	213,582	213,800	212,711
Dilutive effect of stock options and restricted stock units	9,142	8,606	10,178	8,846
Diluted weighted average common shares outstanding	222,700	222,188	223,978	221,557
Basic net income per share
Basic net income per share-from continuing operations	$—	$0.04	$0.04	$0.09
Basic net loss per share-from discontinued operations attributable to Vonage	$—	$—	$—	$(0.01)
Basic net income per share-net income attributable to Vonage	$—	$0.04	$0.04	$0.07
Diluted net income per share
Diluted net income per share-from continuing operations	$—	$0.04	$0.04	$0.08
Diluted net loss per share-from discontinued operations attributable to Vonage	$—	$—	$—	$(0.01)
Diluted net income per share-net income attributable to Vonage	$—	$0.04	$0.04	$0.07

For the three and six months ended June 30, 2016, the following were excluded from the calculation of diluted earnings per common share because of their anti-dilutive effects:

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Restricted stock units	12,851	7,596	12,012	7,196
Stock options	14,597	16,169	14,400	16,329
	27,448	23,765	26,412	23,525
Comprehensive Income (Loss)
Comprehensive income consists of net income (loss) and other comprehensive items. Other comprehensive items include foreign currency translation adjustments and unrealized gains (losses) on available for sale securities.
Recent Accounting Pronouncements
In May 2016, Financial Accounting Standards Board (“FASB”) issued ASU 2016-12, "Revenue from Contract with Customers - Narrow-Scope Improvements and Practical Expedients". In April 2016, FASB issued ASU 2016-10, "Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing". In March 2016, FASB issued ASU 2016-08, "Revenue from Contract with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net)". In August 2015, FASB issued ASU 2015-14 deferring the effective date to annual and interim periods. In May 2014, FASB issued ASU 2014-09, "Revenue from Contracts with Customers". The core principle of these ASUs are that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2016-12 affect only the narrow aspects of the guidance, such as assessing the collectibility criterion and accounting for contracts that do not meet the criterion, presentation of sales and other similar taxes collected from customers, non-cash consideration, and contract modifications at transition. ASU 2016-10 clarifies two aspects of the guidance: identifying performance obligations and the licensing implementation. The intention of the ASU 2016-08 is to improve the operability and understandability of the implementation guidance on principal versus agent considerations. ASU 2015-14 defers the effective date to annual and interim periods beginning on or after December 15, 2017, and early adoption will be permitted, but not earlier than the original effective date of annual and interim periods beginning on or after December 15, 2016, for public entities. ASU 2014-09 is a comprehensive new revenue recognition model for revenue from contract with customers. We will adopt these ASUs when effective. We are currently evaluating the impacts of adopting ASU 2016-12, ASU 2016-10, ASU 2016-08, ASU 2015-14, and ASU 2014-09 on our consolidated financial statements and related disclosures.
In March 2016, FASB issued Accounting Standards Update ("ASU") 2016-09, "Improvements to Employee Share-Based Payment Accounting". This ASU is issued as part of its Simplification Initiative. The areas for simplification in this ASU involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted for any entity in any interim or annual period. We are currently evaluating the impact of adopting ASU 2016-09 on our consolidated financial statements and related disclosures.
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

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 2.    Supplemental Balance Sheet Account Information
Prepaid expenses and other current assets

	June 30, 2016	December 31, 2015
Nontrade receivables	$2,755	$2,113
Services	7,903	8,066
Telecommunications	7,394	3,138
Insurance	45	939
Marketing	2,294	779
Other prepaids	1,166	624
Prepaid expenses and other current assets	$21,557	$15,659

Property and equipment, net

	June 30, 2016	December 31, 2015
Building (under capital lease)	$25,709	$25,709
Network equipment and computer hardware	99,266	89,025
Leasehold improvements	49,350	48,872
Customer premise equipment	7,811	7,292
Furniture	3,775	2,508
Vehicles	203	214
	186,114	173,620
Less: accumulated depreciation and amortization	(133,551)	(124,137)
Property and equipment, net	$52,563	$49,483

Customer premise equipment, net

	June 30, 2016	December 31, 2015
Customer premise equipment	$7,811	$7,292
Less: accumulated depreciation	(3,041)	(2,068)
Customer premise equipment, net	$4,770	$5,224

Software, net

	June 30, 2016	December 31, 2015
Purchased	$70,338	$67,248
Licensed	909	909
Internally developed	36,219	36,088
	107,466	104,245
Less: accumulated amortization	(86,178)	(83,535)
Software, net	$21,288	$20,710

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Debt related costs, net

	June 30, 2016	December 31, 2015
Debt related costs related to Revolving Credit Facility	$5,965	$5,044
Less: accumulated amortization	(3,291)	(2,991)
Debt related costs, net	$2,674	$2,053

Restricted cash

	June 30, 2016	December 31, 2015
Letter of credit-lease deposits	$1,576	$2,498
Cash reserves	362	89
Restricted cash	$1,938	$2,587

Intangible assets, net

	June 30, 2016	December 31, 2015
Customer relationships	$182,007	$92,609
Developed technology	87,614	75,694
Patents and patent licenses	20,164	20,164
Trademarks	560	560
Trade names	3,144	760
Non-compete agreements	3,628	2,933
Intangible assets, gross	297,117	192,720

Customer relationships	(30,539)	(21,777)
Developed technology	(24,633)	(18,880)
Patents and patent licenses	(13,431)	(12,066)
Trademarks	(560)	(543)
Trade names	(435)	(260)
Non-compete agreements	(1,522)	(995)
Less: accumulated amortization	(71,120)	(54,521)

Customer relationships	151,468	70,832
Developed technology	62,981	56,814
Patents and patent licenses	6,733	8,098
Trademarks	—	17
Trade names	2,709	500
Non-compete agreements	2,106	1,938
Intangible assets, net	$225,997	$138,199

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Other assets

	June 30, 2016	December 31, 2015
Long term non-trade receivable	—	6,623
Others	3,311	2,980
Other assets	$3,311	$9,603

Accrued expenses

	June 30, 2016	December 31, 2015
Compensation and related taxes and temporary labor	$25,499	$33,196
Marketing	14,444	24,891
Taxes and fees	6,711	11,808
Litigation and settlements	23	23
Telecommunications	14,102	9,111
Other accruals	11,196	11,523
Customer credits	1,570	1,779
Professional fees	4,572	2,080
Accrued interest	37	22
Inventory	715	1,514
Credit card fees	266	180
Accrued expenses	$79,135	$96,127

Accumulated other comprehensive loss

	June 30, 2016	December 31, 2015
Foreign currency translation adjustment	(3,369)	(1,656)
Unrealized loss on available-for sale securities	5	(21)
Accumulated other comprehensive loss	$(3,364)	$(1,677)

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 3.    Supplemental Income Statement Account Information
Amounts included in revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
USF fees	$19,709	$19,028	$39,229	$37,543
Disconnect fees, net of credits and bad debt	$796	$160	$1,010	$362
Initial activation fees	$(58)	$188	$310	$408
Customer equipment rental	$1,179	$912	$2,281	$1,682
Customer equipment fees	$1,705	$1,351	$3,786	$2,524
Equipment recovery fees	$26	$17	$44	$32
Shipping and handling fees	$571	$621	$1,179	$1,224

Amount included in cost of services

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
USF costs	$19,709	$19,028	$39,229	$37,543

Amount included in cost of goods sold

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Shipping and handling cost	$1,307	$1,274	$2,769	$2,559

Amount included in sales and marketing

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Advertising costs	$20,079	$26,579	$36,958	$54,828

Amounts included in general and administrative expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Acquisition related transaction costs	$5,057	$222	$5,150	$660
Acquisition related integration costs	$—	$8	$—	$25
Acquisition related consideration accounted for as compensation	$3,312	$—	$3,312	$—

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Depreciation and amortization expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Network equipment and computer hardware	$3,907	$3,058	$7,740	$5,948
Software	2,591	3,259	5,320	6,332
Capital leases	550	550	1,100	1,100
Other leasehold improvements	1,351	1,266	2,706	2,491
Customer premise equipment	649	505	1,278	965
Furniture	213	97	375	192
Vehicles	18	17	36	33
Patents	682	311	1,364	622
Trademarks	—	18	18	36
Customer relationships	4,928	2,228	8,777	4,457
Acquired technology	2,950	2,897	5,755	5,717
Trade names	122	25	176	50
Non-compete agreements	274	232	528	464
	18,235	14,463	35,173	28,407
Property and equipment impairments	(17)	—	24	1
Software impairments	—	—	—	—
Depreciation and amortization expense	$18,218	$14,463	$35,197	$28,408

Amount included in interest expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Debt related costs amortization	$266	$226	$517	$464

Amount included in other income (expense), net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net loss resulting from foreign exchange transactions	$95	$13	$251	$(554)

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 4.    Long-Term Note and Revolving Credit Facility
A schedule of long-term note and revolving credit facility at June 30, 2016 and December 31, 2015 is as follows:

	June 30, 2016	December 31, 2015
2.50-3.00% Term note - due 2019, net of debt related costs	—	76,392
2.50-3.00% Revolving credit facility - due 2019	—	119,000
2.50-3.25% Term note - due 2020, net of debt related costs	100,277	—
2.50-3.25% Revolving credit facility - due 2020	239,000	—
Total Long-term note and revolving credit facility	$339,277	$195,392

At June 30, 2016, future payments under term note obligations over each of the next five years and thereafter were as follows:

Term Note
2016	$9,375
2017	18,750
2018	18,750
2019	18,750
2020	54,688
Minimum future payments of principal	120,313
Less: unamortized debt related costs	1,286
current portion	18,750
Long-term portion	$100,277

2016 Financing
On June 3, 2016, we entered into Amendment No. 1 to the Amended and Restated Credit Agreement (the “2016 Credit Facility”) consisting of a $125,000 term note and a $325,000 revolving credit facility. The co-borrowers under the 2016 Credit Facility are the Company and Vonage America Inc., the Company’s wholly owned subsidiary. Obligations under the 2016 Credit Facility are guaranteed, fully and unconditionally, by the Company’s other United States material subsidiaries and are secured by substantially all of the assets of each borrower and each guarantor. The lenders under the 2016 Credit Facility are JPMorgan Chase Bank, N.A., Citizens Bank, N.A., Fifth Third Bank, MUFG Union Bank, N.A., Silicon Valley Bank, SunTrust Bank, Keybank National Association, Santander Bank, N.A., Capital One National Association, and First Niagara Bank, N.A. J.P. Morgan Securities LLC and Citizens Bank, N.A. acted as joint lead bookrunners, and J.P. Morgan Securities LLC, Citizens Bank, N.A., Fifth Third Bank, MUFG Union Bank, N.A., Silicon Valley Bank, and SunTrust Robinson Humphrey Inc. acted as joint lead arrangers.
Use of Proceeds
We used $197,750 of the net available proceeds of the 2016 Credit Facility to retire all of the debt under our 2015 Credit Facility. We used $179,000 from our 2016 Credit Facility in connection with the acquisition of Nexmo on June 3, 2016. Remaining proceeds from the term note and the undrawn revolving credit facility under the 2016 Credit Facility will be used for general corporate purposes. We also incurred fees of $1,316 in connection with the 2016 Credit Facility, of which $395 was allocated to the term note and $921 was allocated to the revolving credit facility. The unamortized fees of $2,740 in connection with the 2015 Credit Facility were allocated as follows: $930 to the term note and $1,810 to the revolving credit facility. In adopting ASU 2015-03, fees allocated to the term note were reported in the balance sheet as a direct deduction from the face amount of the liability and in adopting ASU 2015-15, fees allocated to the revolving credit facility were reported in the balance sheet as an asset. These fees are amortized to interest expenses over the life of the debt using the effective interest method for the term note and straight line method for the revolving credit facility.
Repayments
We made mandatory repayment of $4,687 under the term note for the six months ended June 30, 2016. In addition, we repaid the $15,000 outstanding under the revolving credit facility for the six months ended June 30, 2016.

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

2016 Credit Facility Terms
The following description summarizes the material terms of the 2016 Credit Facility:
The loans under the 2016 Credit Facility mature in June 2020. Principal amounts under the 2016 Credit Facility are repayable in quarterly installments of approximately $4,688 for the term note. The unused portion of our revolving credit facility incurs a 0.45% commitment fee. Such commitment fee will be reduced to 0.40% if our consolidated leverage ratio is greater than or equal to 1.50 to 1.00 and less than 2.50 to 1.00, 0.375% if our consolidated leverage ratio is greater than or equal to 0.75 to 1.00 and less than 1.50 to 1.00, and to 0.35% if our consolidated leverage ratio is less than 0.75 to 1.00.
Outstanding amounts under the 2016 Credit Facility, at our option, will bear interest at:

•
LIBOR (applicable to one-, two-, three-, six-, or twelve-month periods) plus an applicable margin equal to 2.50% if our consolidated leverage ratio is less than 0.75 to 1.00, 2.75% if our consolidated leverage ratio is greater than or equal to 0.75 to 1.00 and less than 1.50 to 1.00, 3.00% if our consolidated leverage ratio is greater than or equal to 1.50 to 1.00 and less than 2.5 to 1.00, and 3.25% if our consolidated leverage ratio is greater than or equal to 2.50 to 1.00, payable on the last day of each relevant interest period or, if the interest period is longer than three months, each day that is three months after the first day of the interest period, or

•
the base rate determined by reference to the highest of (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate from time to time plus 0.50%, and (c) the adjusted LIBO rate applicable to one month interest periods plus 1.00%, plus an applicable margin equal to 1.50% if our consolidated leverage ratio is less than 0.75 to 1.00, 1.75% if our consolidated leverage ratio is greater than or equal to 0.75 to 1.00 and less than 1.50 to 1.00, 2.00% if our consolidated leverage ratio is greater than or equal to 1.50 to 1.00 and less than 2.50 to 1.00, and 2.25% if our consolidated leverage ratio is greater than or equal to 2.5 to 1.00, payable on the last business day of each March, June, September, and December and the maturity date of the 2016 Credit Facility.

The 2016 Credit Facility provides greater flexibility to us in funding acquisitions and restricted payments, such as stock buybacks, than did the 2015 Credit Facility.
We may prepay the 2016 Credit Facility at our option at any time without premium or penalty. The 2016 Credit Facility is subject to mandatory prepayments in amounts equal to:

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
Subject to certain restrictions and exceptions, the 2016 Credit Facility permits us to obtain one or more incremental term notes and/or revolving credit facilities in an aggregate principal amount of up to $100,000 plus an amount equal to repayments of the term note upon providing documentation reasonably satisfactory to the administrative agent. The 2016 Credit Facility includes customary representations and warranties and affirmative covenants of the borrowers. In addition, the 2016 Credit Facility contains customary negative covenants, including, among other things, restrictions on the ability of us and our subsidiaries to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, consummate acquisitions, make investments, and pay dividends and other distributions. We must also comply with the following financial covenants:

•
a consolidated leverage ratio of no greater than 3.25 to 1.00 as of the end of the fiscal quarter of Holdings ending June 30, 2016 and for each of the three consecutive fiscal quarters ending immediately thereafter; and a consolidated leverage ratio of no less than 2.75 to 1.00 as of the end of any fiscal quarter of Holdings, commencing with the fiscal quarter ending June 30, 2017, with a limited step-up to 3.25 to 1.00 for a period of four consecutive quarters, in connection with an acquisition;

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

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

As of June 30, 2016, we were in compliance with all covenants, including financial covenants, for the 2016 Credit Facility.
The 2016 Credit Facility contains customary events of default that may permit acceleration of the debt. During the continuance of a payment default, interest will accrue on overdue amounts at a default interest rate of 2% above the interest rate which would otherwise be applicable, in the case of loans, and at a rate equal to the rate applicable to base rate loans plus 2%, in the case of all other amounts.

2015 Financing
On July 27, 2015, we entered into a credit agreement (the “2015 Credit Facility”) consisting of a $100,000 term note and a $250,000 revolving credit facility. The co-borrowers under the 2015 Credit Facility were the Company and Vonage America Inc., the Company’s wholly owned subsidiary. Obligations under the 2015 Credit Facility were guaranteed, fully and unconditionally, by the Company’s other United States material subsidiaries and were secured by substantially all of the assets of each borrower and each guarantor. The lenders under the 2015 Credit Facility were JPMorgan Chase Bank, N.A., Citizens Bank, N.A., Fifth Third Bank, MUFG Union Bank, N.A., Silicon Valley Bank, SunTrust Bank, Keybank National Association, Santander Bank, N.A., Capital One National Association, and First Niagara Bank, N.A. JPMorgan Chase Bank, N.A. was a party to the agreement as administrative agent, Citizens Bank, N.A. as syndication agent, and Fifth Third Bank, MUFG Union Bank, N.A., Silicon Valley Bank, and SunTrust Bank as documentation agents. J.P. Morgan Securities LLC and Citizens Bank, N.A. acted as joint lead bookrunners, and J.P. Morgan Securities LLC, Citizens Bank, N.A., Fifth Third Bank, MUFG Union Bank, N.A., Silicon Valley Bank, and SunTrust Robinson Humphrey Inc. acted as joint lead arrangers.
Use of Proceeds
We used $167,000 of the net available proceeds of the 2015 Credit Facility to retire all of the debt under our 2014 Credit Facility. Remaining proceeds from the term note and the undrawn revolving credit facility under the 2015 Credit Facility were used for general corporate purposes. We also incurred fees of $2,007 in connection with the 2015 Credit Facility, of which $602 was allocated to the term note and $1,405 was allocated to the revolving credit facility. The unamortized fees of $1,628 in connection with the 2014 Credit Facility were allocated as follows: $733 to the term note and $895 to the revolving credit facility. In adopting ASU 2015-03, fees allocated to the term note were reported in the balance sheet as a direct deduction from the face amount of the liability and in adopting ASU ASU 2015-15, fees allocated to the revolving credit facility were reported in the balance sheet as as asset. These fees are amortized to interest expenses over the life of the debt using the effective interest method for the term note and straight line method for the revolving credit facility. We used $82,000 from our 2015 revolving credit facility in connection with the acquisition of iCore on August 31, 2015.
Repayments
We made mandatory repayment of $3,750 under the term note for the six months ended June 30, 2016 and $7,500 under the term note for the year ended December 31, 2015. In addition, we repaid the $10,000 outstanding under the revolving credit facility for the six months ended June 30, 2016 and $30,000 outstanding under the revolving credit facility for the year ended December 31, 2015.
2015 Credit Facility Terms
The following description summarizes the material terms of the 2015 Credit Facility:
The loans under the 2015 Credit Facility were to mature in July 2019. Principal amounts under the 2015 Credit Facility were repayable in quarterly installments of $3,750 for the term note. The unused portion of our revolving credit facility incurred a 0.40% commitment fee. Such commitment fee reduced to 0.375% if our consolidated leverage ratio was greater than or equal to 0.75 to 1.00 and less than 1.50 to 1.00 and to 0.35% if our consolidated leverage ratio was less than 0.75 to 1.00.
Outstanding amounts under the 2015 Credit Facility, at our option, bore interest at:

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
The 2015 Credit Facility provided greater flexibility to us in funding acquisitions and restricted payments, such as stock buybacks, than did the 2014 Credit Facility.
We were able to prepay the 2015 Credit Facility at our option at any time without premium or penalty, and did so in connection with the 2016 Credit Facility. The 2015 Credit Facility was subject to mandatory prepayments in amounts equal to:

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
Subject to certain restrictions and exceptions, the 2015 Credit Facility permitted us to obtain one or more incremental term notes and/or revolving credit facilities in an aggregate principal amount of up to $90,000 plus an amount equal to repayments of the term note upon providing documentation reasonably satisfactory to the administrative agent. The 2015 Credit Facility included customary representations and warranties and affirmative covenants of the borrowers. In addition, the 2015 Credit Facility contained customary negative covenants, including, among other things, restrictions on the ability of us and our subsidiaries to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, consummate acquisitions, make investments, and pay dividends and other distributions. We were also required to comply with the following financial covenants:

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

In addition, annual excess cash flow increased permitted capital expenditures.
The 2015 Credit Facility contained customary events of default that permitted acceleration of the debt. During the continuance of a payment default, interest would have accrued on overdue amounts at a default interest rate of 2% above the interest rate which would otherwise be applicable, in the case of loans, and at a rate equal to the rate applicable to base rate loans plus 2%, in the case of all other amounts.

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
We repurchased the following shares of common stock with cash resources under the 2014 $100,000 repurchase program during the three and three months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015 (1)	2016	2015 (1)
Shares of common stock repurchased	5,747	1,169	7,400	2,948
Value of common stock repurchased	$24,754	$5,605	$32,762	$13,374
(1) including 65 shares, or $321, of common stock repurchases settled in July 2015; excluding commission of $1.

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

As of June 30, 2016, $52,043 remained of our 2014 $100,000 repurchase program. The repurchase program expires on December 31, 2018 but may be suspended or discontinued at any time without notice.
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
A request for reexamination of the validity of the ‘722 Patent was filed on September 12, 2012 by Cisco. Cisco’s request was granted on November 28, 2012. On March 24, 2014, the United States Patent and Trademark Office issued an Action Closing Prosecution, confirming its rejection of all claims of the ‘722 patent. Bear Creek’s November 14, 2014 appeal of that decision to the Patent Trial and Appeal Board was denied on December 29, 2015. On July 25, 2016, Bear Creek filed its opening brief with the United States Court of Appeals for the Federal Circuit, appealing the Patent Trial and Appeal Board’s decision.  The brief was rejected for failure to comply with the Federal Circuit’s rules, and the corrected brief is due August 9, 2016.
RPost Holdings, Inc. On August 24, 2012, RPost Holdings, Inc., RPost Communications Limited, and RMail Limited (collectively, “RPost”) filed a lawsuit against StrongMail Systems, Inc. (“StrongMail”) in the United States District Court for the Eastern District of Texas alleging that StrongMail’s products and services, including its electronic mail marketing services, are covered by United States Patent Nos. 8,224,913, 8,209,389, 8,161,104, 7,966,372, and 6,182,219. On February 11, 2013, RPost filed an amended complaint, adding 27 new defendants, including Vonage America Inc. RPost’s amended complaint alleges willful infringement of the RPost patents by Vonage and each of the other new defendants because they are customers of StrongMail. StrongMail has agreed to fully defend and indemnify Vonage in this lawsuit. Vonage answered the complaint on May 7, 2013. On September 17, 2015, the Court ordered the consolidation for pre-trial purposes of this case with other cases by RPost. The lead case has been administratively closed and stayed since January 30, 2014 due to multiple pending actions by third parties regarding ownership of the patents at issue. On June 1, 2016, the parties in the consolidated actions filed a joint notice regarding status of the co-pending actions. Plaintiffs requested that the stay be lifted, while defendants maintain that the stay should remain in place.
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

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Cisco petitioned for inter partes review of the ‘247 patent on November 25, 2014, which was granted on May 20, 2015. On May 18, 2016, the Patent Office issued a Final Written Decision, finding all challenged claims of the ‘247 patent to be invalid. AIP filed a Notice of Appeal to the Federal Circuit on July 18, 2016.
Commercial Litigation
Merkin & Smith, et al.  On September 27, 2013, Arthur Merkin and James Smith filed a putative class action lawsuit against Vonage America, Inc. in the Superior Court of the State of California, County of Los Angeles, alleging that Vonage violated California’s Unfair Competition Law by charging its customers fictitious 911 taxes and fees. On October 30, 2013, Vonage filed a notice removing the case to the United States District Court for the Central District of California. On November 26, 2013, Vonage filed its Answer to the Complaint. On December 4, 2013, Vonage filed a Motion to Compel Arbitration, which the Court denied on February 4, 2014. On March 5, 2014, Vonage appealed that decision to the United States Court of Appeals for the Ninth Circuit. On March 26, 2014, the district court proceedings were stayed pending the appeal. On February 29, 2016, the Ninth Circuit reversed the district court’s ruling and remanded with instructions to grant the motion to compel arbitration. On March 22, 2016, Merkin and Smith filed a petition for rehearing. On May 4, 2016, the Ninth Circuit withdrew its February 29, 2016 decision and issued a new order reversing the district court’s order and remanded with instructions to compel arbitration. The Ninth Circuit also declared as moot the petition for rehearing. On June 27, 2016, the lower court stayed the case pending arbitration.
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
Federal - Net Neutrality
Clear and enforceable net neutrality rules make it more difficult for broadband Internet service providers to block or discriminate against Vonage service. In addition, explicitly applying net neutrality rules to wireless broadband Internet service providers could create greater opportunities for VoIP applications that run on wireless broadband Internet service. In December 2010, the FCC adopted net neutrality rules that applied strong net neutrality rules to wired broadband Internet service providers and limited rules to wireless broadband Internet service providers. On January 14, 2014, the D.C. Circuit Court of Appeals vacated a significant portion of the 2010 rules. On May 15, 2014, the FCC issued a Notice of Proposed Rulemaking (NPRM) proposing new net neutrality rules. After public response to the NPRM, the FCC adopted new neutrality rules on February 26, 2015. These rules prohibit broadband Internet service providers from: (1) blocking or throttling lawful content applications, or services; (2) imposing paid prioritization arrangements; and (3) unreasonably interfering or unreasonably disadvantaging consumers or edge providers. In addition, broadband Internet service providers are required to make certain disclosures regarding their network management practices, network performance, and commercial terms. These net neutrality rules apply the same requirements to wired and wireless broadband Internet service providers. Several parties have filed appeals which are pending at the D.C. Circuit Court of Appeals. Oral arguments at the D.C. Circuit Court of Appeals were held on December 4, 2015. On June 14, 2016, the D.C. Circuit of Appeals denied the appeals. Several parties filed a petition for rehearing en banc on July 29, 2016.

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
Stand-by Letters of Credit
We had stand-by letters of credit totaling $1,576 and $2,498, as of June 30, 2016 and December 31, 2015, respectively.
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
Vendor Commitments
We have committed to lease a co-location facility from a vendor. We have committed to pay this vendor approximately $500 in 2016 and $1,000 in 2017 and 2018, and $500 in 2019, respectively.
We have committed to purchase local inbound services from a vendor. We have committed to pay this vendor approximately $900 in 2016, $1,400 in 2017, and $500 in 2018, respectively.
State and Municipal Taxes
In accordance with generally accepted accounting principles, we make a provision for a liability for taxes when it is both probable that a liability has been incurred and the amount of the liability or range of liability can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. For a period of time, we did not collect or remit state or municipal taxes (such as sales, excise, utility, use, and ad valorem taxes), fees or surcharges (“Taxes”) on the charges to our customers for our services, except that we historically complied with the New Jersey sales tax. We have received inquiries or demands from a number of state and municipal taxing and 911 agencies seeking payment of Taxes that are applied to or collected from customers of providers of traditional public switched telephone network services. Although we have consistently maintained that these Taxes do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations, we are now collecting and remitting sales taxes in certain of those states including a number of states that have changed their statutes to expressly include VoIP. In addition, many states address how VoIP providers should contribute to support public safety agencies, and in those states we remit fees to the appropriate state agencies. We could also be contacted by state or municipal taxing and 911 agencies regarding Taxes that do explicitly apply to VoIP and these agencies could seek retroactive payment of Taxes. As such, we have a reserve of $1,763 as of June 30, 2016 as our best estimate of the potential tax exposure for any retroactive assessment. We believe the maximum estimated exposure for retroactive assessments is approximately $2,600 as of June 30, 2016.
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

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

In December 2014, we announced plans to exit the Brazilian market for consumer telephony services and wind down our joint venture operations in the country. We completed the process at the end of the first quarter of 2015.
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
The results of operations of this discontinued operation are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues	$—	$—	$—	$33
Operating expenses	—	—	—	1,648
Loss from discontinued operations	—	—	—	(1,615)
Loss on disposal, net of taxes	—	—	—	(824)
Net loss from discontinued operations	—	—	—	(2,439)
Plus: Net loss from discontinued operations attributable to noncontrolling interest	$—	$—	$—	$59
Net loss from discontinued operations attributable to Vonage	$—	$—	$—	$(2,380)

Note 9. Acquisition of Business
Acquisition of Nexmo
Nexmo is a global leader in the Communications-Platform-as-a-Service (“CPaaS”) segment of the cloud communications market. Nexmo provides innovative communication application program interfaces (“APIs”) for text messaging and voice communications, allowing developers and enterprises to embed contextual communications into mobile apps, websites and business workflows via text, social media, chat apps and voice.
Pursuant to the Agreement and Plan of Merger dated May 5, 2016, by and among the Company, Neptune Acquisition Corp., a Delaware corporation and newly formed indirect, wholly owned subsidiary of Vonage (“Merger Sub”), Nexmo, a Delaware corporation, and Shareholder Representative Services LLC, a Colorado limited liability company, as representative of the security holders of Nexmo, on June 3, 2016, Merger Sub, on the terms and subject to the conditions thereof, merged with and into Nexmo, and Nexmo became a wholly owned indirect subsidiary of Vonage.
On June 2, 2016, Vonage, Merger Sub, Nexmo and the Representative entered into Amendment No. 1 to the Merger Agreement (the “ Amendment”). The Amendment amends the Merger Agreement to, among other things, (1) increase the purchase price payable to the Nexmo securityholders by the amount of unrestricted cash and cash equivalents of Nexmo in lieu of the declaration of a dividend or other distribution of such unrestricted cash and cash equivalents to the Nexmo securityholders, (2) clarify the treatment of enterprise management incentive options issued by Nexmo to certain of its employees located in the United Kingdom, and (3) add certain technical provisions with respect to deposits made to the escrow agent and the exchange agent in connection with the closing of the transactions contemplated by the Merger Agreement.
Under the agreement, Nexmo shareholders are receiving consideration of $231,122, with an additional earn-out opportunity (the "Variable Payout Amount") of up to $20,000 contingent upon Nexmo achieving certain performance targets. Of the consideration, $194,684 (net of cash acquired of $16,094) was paid at close, consisting of $163,093 of cash (net of $16,094 of cash acquired) and 6,823 in shares of Vonage common stock valued at $31,591. The remaining $36,438 of the $231,122 purchase price is in the form of restricted cash, restricted stock and options held by Nexmo management and employees (the "Employee

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Payout Amount"), subject to vesting requirements over time and to be amortized to compensation expense quarterly until vested. We financed the transaction with $179,000 from our 2016 Credit Facility. The purchase price is subject to adjustments pursuant to the merger agreement for closing cash and working capital of Nexmo, reductions for indebtedness and transaction expenses of Nexmo that remained unpaid as of closing, and escrow fund deposits. The aggregate consideration will be allocated among Nexmo equityholders.
The consideration was allocated to acquisition cost as follows:

Cash paid at closing (inclusive of cash acquired of $16,094)	$179,186
Stock paid at closing	31,591
Variable Payout Amount (described below)	16,472
Employee Payout Amount (described below)	4,779
Acquisition Cost	$232,028
In addition, Nexmo shareholders may earn a Variable Payout Amount of up to $20,000, subject to the achievement of certain performance targets during the 12 month period following the closing of the transaction.  The Variable Payout Amount payable to the holders of Nexmo stock is determined based on (i) Nexmo’s revenues received from its top customers following the closing, and (ii) the achievement of certain revenue targets during the 12 month period following the Closing. The Variable Payout Amount may be in the form of cash, a number of shares of Vonage common stock or a combination thereof, at our sole discretion. We estimated using probability weighting that the value of the Variable Payout Amount is $17,840 at the acquisition date and is included in acquisition cost at the net present value amount of $16,472.
In addition, Nexmo management and employees may earn an Employee Payout Amount of $36,438 attributable to restricted cash, restricted stock and assumed options, of which $4,779 is included in acquisition cost as service had been provided pre-acquisition and $31,659 will be recorded as compensation expense as continued employment is a condition of receiving consideration.
Pursuant to the merger agreement, $20,372 of the cash consideration and $5,081 of the stock consideration were placed in escrow for unknown liabilities that may have existed as of the acquisition date.
During 2016, we incurred approximately $5,000 in acquisition related transaction costs, which were recorded in general and administrative expense in the accompanying Consolidated Statements of Income.
The results of operations of the Nexmo business and the estimated fair values of the assets acquired and liabilities assumed have been included in our consolidated financial statements since the date of the acquisition.
The acquisition was accounted for using the acquisition method of accounting under which assets and liabilities of Nexmo were recorded at their respective fair values including an amount for goodwill representing the difference between the acquisition consideration and the fair value of the identifiable net assets. We do not expect any portion of this goodwill to be deductible for tax purposes. The goodwill attributable to the acquisition has been recorded as a non-current asset and is not amortized, but is subject to an annual review for impairment.
The acquisition price was allocated to the tangible and identified intangible assets acquired and liabilities assumed as of the closing date. The fair values assigned to identifiable intangible assets assumed were based on management’s current estimates and assumptions and is considered preliminary. The estimated fair values of the identified current assets, property and equipment, software and other assets acquired and current liabilities assumed are also considered preliminary and are based on the most recent information available. We believe that the most recent information available provides a reasonable basis for assigning fair value, but we anticipate receiving additional information, and, as such, the provisional measurements of fair value set forth below are subject to change. We expect to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The table below summarizes the Nexmo assets acquired and liabilities assumed as of June 3, 2016:

Estimated Fair Value
Assets
Current assets:
Cash and cash equivalents	$16,094
Accounts receivable	8,764
Prepaid expenses and other current assets	3,364
Total current assets	28,222
Property and equipment	757
Software, net	242
Intangible assets	105,100
Restricted cash	51
Total assets acquired	134,372

Liabilities
Current liabilities:
Accounts payable	1,841
Accrued expenses	8,095
Deferred revenue, current portion	1,735
Total current liabilities	11,671
Deferred tax liabilities, net, non-current	31,546
Total liabilities assumed	43,217

Net identifiable assets acquired	91,155
Goodwill	140,873
Total purchase price	$232,028
The intangible assets as of the closing date of the acquisition included:

Amount
Customer relationships	$90,000
Developed technologies	12,000
Non-compete agreements	700
Trade names	2,400
$105,100
Indications of fair value of the intangible assets acquired in connection with the acquisition were determined using either the income, market or replacement cost methodologies. The intangible assets are being amortized over periods which reflect the pattern in which economic benefits of the assets are expected to be realized. The customer relationships and developed technologies are being amortized on an accelerated basis over an estimated useful life of ten years and the non-compete agreements and trade names are being amortized on a straight-line basis over three years.
In addition, we recorded a deferred tax liability of $37,825 related to the $105,100 of identified intangible assets that will be amortized for financial reporting purposes but not for tax purposes and a deferred tax asset of $6,279 related to NOLs.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The table below summarizes the iCore assets acquired and liabilities assumed as of August 31, 2015:

Estimated Fair Value
Assets
Current assets:
Cash and cash equivalents	$1,014
Accounts receivable	1,492
Inventory	191
Prepaid expenses and other current assets	1,017
Total current assets	3,714
Property and equipment	4,437
Software	281
Intangible assets	38,064
Restricted cash	183
Other assets	195
Total assets acquired	46,874

Liabilities
Current liabilities:
Accounts payable	3,344
Accrued expenses	3,985
Deferred revenue, current portion	576
Current maturities of capital lease obligations	557
Total current liabilities	8,462
Capital lease obligations, net of current maturities	552
Deferred tax liabilities, net, non-current	8,487
Total liabilities assumed	17,501

Net identifiable assets acquired	29,373
Goodwill	63,316
Total purchase price	$92,689
The intangible assets as of the closing date of the acquisition included:

Amount
Customer relationships	$37,720
Non-compete agreements	104
Trade names	240
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The table below summarizes the Simple Signal assets acquired and liabilities assumed as of April 1, 2015:

Estimated Fair Value
Assets
Current assets:
Cash and cash equivalents	$53
Accounts receivable	832
Inventory	67
Prepaid expenses and other current assets	143
Total current assets	1,095
Property and equipment	979
Software	401
Intangible assets	6,407
Deferred tax assets, non-current	741
Total assets acquired	9,623

Liabilities
Current liabilities:
Accounts payable	785
Accrued expenses	593
Deferred revenue, current portion	370
Total current liabilities	1,748
Total liabilities assumed	1,748

Net identifiable assets acquired	7,875
Goodwill	17,703
Total purchase price	$25,578
The intangible assets as of the closing date of the acquisition included:

Amount
Customer relationships	$5,090
Developed technologies	994
Non-compete agreements	303
Trade names	20
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

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Pro forma financial information
The following unaudited supplemental pro forma information presents the combined historical results of operations of Vonage and Nexmo for the six months ended June 30, 2016 and June 30, 2015, as if the Acquisitions had been completed at the beginning of 2015.

	Six Months Ended
	June 30,
	2016	2015
Revenue	$494,094	$468,647
Net income attributable to Vonage	$5,887	$6,522
Net income attributable to Vonage per share - basic	$0.03	$0.03
Net income attributable to Vonage per share - diluted	$0.03	$0.03
The pro forma financial information includes certain adjustments to reflect expenses in the appropriate pro forma periods as though the companies were combined as of the beginning of 2015. These adjustments include:

•	a decrease in income tax expense of $2,219 and $7,011 for the six months ended June 30, 2016 and June 30, 2015, respectively, related to pro forma adjustments and Nexmo's results prior to acquisition;

•	the exclusion of our acquisition-related expenses of $7,910 for the six months ended June 30, 2016;

•	an increase in interest expense of $2,643 and $3,172 for the six months ended June 30, 2016 and June 30, 2015, respectively, associated with borrowings under our revolving line of credit; and

•	an increase in amortization expense of $6,502 and $7,802 for the six months ended June 30, 2016 and June 30, 2015, respectively, related to the identified intangible assets of Nexmo.
The Company recorded revenue of $7,698 and net loss of $1,356 attributable to Nexmo for the six months ended June 30, 2016.
Goodwill
The following table provides a summary of the changes in the carrying amounts of goodwill:

Balance at December 31, 2015	$222,106
Increase in goodwill related to acquisition of iCore	22
Increase in goodwill related to acquisition of Simple Signal	16
Increase in goodwill related acquisition of Nexmo	140,873
Currency translation adjustments	(748)
Balance at June 30, 2016	$362,269

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our consolidated financial statements and the related notes included elsewhere in this Form 10-Q and our audited financial statements included in our Annual Report on Form 10-K. This discussion contains forward-looking statements. These forward-looking statements are based on information available at the time the statements are made and/or management’s belief as of that time with respect to future events and involve risks and uncertainties that could cause actual results and outcomes to be materially different. Important factors that could cause such differences include but are not limited to: the competition we face; the expansion of competition in the unified communications market; our ability to adapt to rapid changes in the market for voice and messaging services; risks associated with the market for CPaaS products and services; our ability to retain customers and attract new customers, including in a cost effective manner; the risk associated with developing and maintaining effective internal sales teams; the risk associated with developing and maintaining effective distribution channels; risks related to the acquisition or integration of future businesses; security breaches and other compromises of information security; risks associated with sales of our UCaaS services to medium-sized and enterprise customers; our dependence on third party facilities, equipment, systems and services; system disruptions or flaws in our technology and systems; our ability to scale our business and grow efficiently; risks associated with our third-party vendor cloud infrastructure; our reliance on third party hardware and software; our dependence on third party vendors; the impact of fluctuations in economic conditions, particularly on our small and medium business customers; our ability to obtain or maintain relevant intellectual property licenses; intellectual property and other litigation that have been and may be brought against us; failure to protect our trademarks and internally developed software; obligations and restrictions associated with data privacy; uncertainties relating to regulation of VoIP and CPaaS services; results of regulatory inquiries into our business practices; customer misuse of our CPaaS products; the impact of export controls and economic sanctions regulations; fraudulent use of our name or services; our ability to establish and expand strategic alliances; risks associated with operating abroad; liability under anti-corruption laws; governmental regulation and taxes in our international operations; the impact of domestic and international tax regulations on our CPaaS products and services; our dependence upon key personnel; our dependence on our customers' existing broadband connections; restrictions in our debt agreements that may limit our operating flexibility; foreign currency fluctuations; our ability to obtain additional financing if required; any reinstatement of holdbacks by our vendors; our history of net losses and ability to achieve consistent profitability in the future; and other factors that are set forth in the “Risk Factors” in our Annual Report on Form 10-K, in our Quarterly Reports on Form 10-Q and in our Current Reports on Form 8-K. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, and therefore, you should not rely on these forward-looking statements as representing our views as of any date subsequent to the date this Form 10-Q is filed with the Securities and Exchange Commission.
Financial Information Presentation
For the financial information discussed in this Quarterly Report on Form 10-Q, other than per share, per line and per seat amounts, dollar amounts are presented in thousands, except where noted. All trademarks are the property of their owners.
Overview
We are a leading provider of cloud communications services for businesses and consumers. We transform the way people work and businesses operate through a portfolio of communications solutions that enable internal collaboration among employees, while also keeping companies closely connected with their customers, across any mode of communication, on any device. We also provide a robust suite of feature-rich residential communication solutions.
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
Our recently acquired subsidiary, Nexmo, is a global leader in the Communications-Platform-as-a-Service (“CPaaS”) segment of the cloud communications market. Through Nexmo, we provide innovative communication application program interfaces (“APIs”) for text messaging and voice communications, allowing developers and enterprises to embed contextual communications into mobile apps, websites and business workflows via text, social media, chat apps and voice. Nexmo has a global network of interconnected carriers delivering its API-based communications platform, enabling businesses to communicate with their customers reliably and with ease, no matter where in the world they are located.
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
Services outside of the United States. We currently have UCaaS and consumer operations in the United States, United Kingdom, and Canada and believe that our low-cost Internet based communications platform enables us to cost effectively deliver voice and messaging services to other locations throughout the world. In December 2014 we announced plans to exit the Brazilian market for residential telephony services and wind down our joint venture operations in the country. The Company completed this process at the end of the first quarter of 2015. This decision underscores the Company’s focus on providing UCaaS solutions to domestic consumer services and SMB, medium and large enterprise customers, which offer higher investment return opportunities.
Through Nexmo, we have operations in the United Kingdom, Hong Kong, and Singapore, and provide CPaaS solutions to our customers located in many countries around the world.
Information on our revenues, operating income, and identifiable assets appears in Note 1 to our consolidated financial statements included in Item 8 hereof.
We had approximately 2.4 million combined consumer subscriber lines and business seats as of June 30, 2016, of which 93% were in the United States. We also have customers in Canada and the United Kingdom.
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

Key Operating Data
Through our acquisitions our business has substantially evolved in recent quarters, with business customers now accounting for a substantial and growing portion of overall revenues. To reflect this evolution, we have made certain changes to our key operating data and income statement presentation to provide greater visibility into the operating metrics of the business. The key changes to the income statement include the combination of sales and marketing expenses into a new sales and marketing caption, separated from selling, general, and administrative expenses. A new line item entitled engineering and development has also been created, reflecting the cost of developing new products and technologies and supporting our service platforms. The remaining selling, general and administrative expenses after the above reclassifications have been renamed general and administrative expenses. The reclassifications have been reflected in all periods presented and had no impact on net earnings previously reported.
The table below includes key operating data that our management uses to measure the growth and operating performance of the consumer focused portion of our business:

Consumer	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues	$147,963	$172,756	$300,967	$350,586
Average monthly revenues per subscriber line	$26.61	$27.79	$26.64	$27.86
Subscriber lines (at period end)	1,824,668	2,049,424	1,824,668	2,049,424
Customer churn	2.1%	2.2%	2.2%	2.3%
Revenues. Consumer revenues represents revenue from our consumer customers including revenues from our legacy business customers using Vonage VoIP products.
Average monthly revenues per subscriber line. Average monthly revenues per subscriber line for a particular period is calculated by dividing our revenues for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. The simple average number of subscriber lines for the period is the number of subscriber lines on the first day of the period, plus the number of subscriber lines on the last day of the period, divided by two. Our average monthly revenues per subscriber line decreased from $27.79 for the three months ended June 30, 2015 to $26.61 for the three months ended June 30, 2016 due primarily to new, lower, pricing structures implemented in 2015 and lower ILD pay-per-use revenue.
Subscriber lines. Our subscriber lines include, as of a particular date, all paid subscriber lines from which a customer can make an outbound telephone call on that date. Our subscriber lines include fax lines, including fax lines bundled with subscriber lines in our small office home office calling plans and soft phones, but do not include our virtual phone numbers and toll free numbers, which only allow inbound telephone calls to customers. Subscriber lines decreased from 2,049,424 as of June 30, 2015 to 1,824,668 as of June 30, 2016, reflecting planned actions to enhance the profitability of the assisted sales channel by eliminating lower performing locations and restructuring the pricing offers, and to shift investment to our business market.
Customer churn. Customer churn is calculated by dividing the number of customers that have terminated during a period by the simple average of number of customers in a given period. The simple average number of customers during the period is the number of customers on the first day of the period, plus the number of customers on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first month after activation. Other companies may calculate customer churn differently, and their customer churn data may not be directly comparable to ours. Customer churn was 2.1% for the three months ended June 30, 2016, compared to 2.2% for the three months ended March 31, 2016 and June 30, 2015. Customer churn decreased to 2.2% for the six months ended June 30, 2016 from 2.3% for the six months ended June 30, 2015. The decrease was due primarily to our decision to maximize customer value by focusing marketing spend on higher return channels and away from assisted selling channels which had higher early life churn. We monitor customer churn on a daily basis and use it as an indicator of the level of customer satisfaction. Customers who have been with us for a year or more tend to have a lower churn rate than customers who have not. In addition, our customers who are international callers generally churn at a lower rate than customers who are domestic callers. Our customer churn will fluctuate over time due to economic conditions, competitive pressures including promotional pricing targeting international long distance callers, marketplace perception of our services, and our ability to provide high quality customer care and network quality and add future innovative products and services. Customer churn differs from our previously reported average monthly customer churn in that our business customers are no longer included in this metric. See the discussion below for detail regarding churn impacting our business customers.
The table below includes key operating data that our management uses to measure the growth and operating performance of the business focused portion of our business:

Business	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues (1)	$85,712	$49,102	$159,532	$91,002
Average monthly revenues per seat (2)	$45.52	$42.28	$45.18	$42.58
Seats (at period end) (2)	578,355	401,256	578,355	401,256
Revenue churn (2)	1.4%	1.3%	1.4%	1.4%
(1) Includes $7,698 of revenue from Nexmo, which was acquired on June 3, 2016.
(2) Excludes impact of Nexmo, which was acquired on June 3, 2016.
Revenues. Business revenues includes revenues from our business customers from acquired entities and excludes revenues from our legacy business customers.
Average monthly revenues per seat. Average monthly revenues per seat for a particular period is calculated by dividing our revenues for that period by the simple average number of seats for the period, and dividing the result by the number of months in the period. The simple average number of seats for the period is the number of seats on the first day of the period, plus the number of seats on the last day of the period, divided by two. Our average monthly revenues per seat increased from $42.28 for the three months ended June 30, 2015 to $45.52 for the three months ended June 30, 2016 due to our successful acquisitions and subsequent organic growth in the mid-market and enterprise space starting last December.
Seats. Seats include, as of a particular date, all paid seats from which a customer can make an outbound telephone call on that date and virtual seats. Seats exclude electronic fax lines and toll free numbers, which do not allow outbound telephone calls by customers. Seats increased from 401,256 as of June 30, 2015 to 578,355 as of June 30, 2016. This increase is due to continued growth in our business customers as we have increased marketing investment to attract these more profitable customers. It also includes 35,256 seats existing at Simple Signal at the time of acquisition, and 86,309 seats existing at iCore at the time of acquisition, respectively.
Revenue churn. Revenue churn is calculated by dividing the monthly recurring revenue from customers that have terminated during a period by the simple average of the total monthly recurring revenue from all customers in a given period. The simple average of total monthly recurring revenue from all customers during the period is the total monthly recurring revenue on the first day of the period, plus the total monthly recurring revenue on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first month after activation. Other companies may calculate revenue churn differently, and their revenue churn data may not be directly comparable to ours. Revenue churn was 1.4% for the three months ended June 30, 2016, and 1.3% for the three months ended March 31, 2016 and for the three months ended June 30, 2015. Revenue churn was flat at 1.4% for the six months ended June 30, 2016 and for the six months ended June 30, 2015. Our revenue churn will fluctuate over time due to economic conditions, loss of customers who are acquired, and competitive pressures including promotional pricing. We are continuing to invest in our overall quality of service which includes customer care headcount and systems, billing systems, on-boarding processes and self-service options to ensure we scale our processes to our growth and continue to improve the overall customer experience.
Revenues
Revenues consist of services revenue and customer equipment and shipping revenue. Substantially all of our revenues are services revenue. For residential customers in the United States, we offer domestic and international rate plans, including a variety of residential plans and mobile plans. The “Vonage World” plan, available in the United States and Canada, offers unlimited calling across the United States and Puerto Rico, unlimited international calling to over 60 countries including India, Mexico, and China, subject to certain restrictions, and free voicemail to text messages with Vonage Visual Voicemail. Each of our unlimited plans other than Vonage World offers unlimited domestic calling as well as unlimited calling to Puerto Rico, Canada, and selected European countries, subject to certain restrictions. Each of our basic plans offers a limited number of domestic calling minutes per month. We offer similar plans in Canada. Under our basic plans, we charge on a per minute basis when the number of domestic calling minutes included in the plan is exceeded for a particular month. International calls (except for calls to Puerto Rico, Canada and certain European countries under our unlimited plans and a variety of countries under international calling plans and Vonage World) are charged on a per minute basis. These per minute fees are not included in our monthly subscription fees. Through our acquisitions of Vocalocity, Telesphere, Simple Signal, and iCore, we offer SMB and small office/home office (SOHO) customers several service plans with different pricing structures and contractual requirements ranging in duration from month-to-month to three years. The service plans include an array of basic and enhanced features applicable to the needs of SMB and SOHO customers. In addition, we provide managed equipment to business customers for which the customers pay a monthly fee. Customers also have the opportunity to purchase premium features for additional fees. In addition, through our acquisition of Nexmo we derive revenue from usage-based fees earned from customers using our cloud-based software products. These usage-based software products include our messaging, voice, Verify and chat APIs. Usage-based fees include number of text messages sent or received using our messaging APIs, minutes of call duration activity for our voice APIs, and number of converted authentications for our Verify API.

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

Results of Operations
The following table sets forth, as a percentage of consolidated operating revenues, our consolidated statement of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenues	100%	100%	100%	100%

Operating Expenses:
Cost of service (excluding depreciation and amortization)	33	29	32	29
Cost of goods sold	3	4	4	4
Sales and marketing	36	38	35	38
Engineering and development	3	3	3	3
General and administrative	15	12	13	11
Depreciation and amortization	8	6	8	7
	98	92	95	92
Income from operations	2	8	5	8
Other Income (Expense):
Interest income	—	—	—	—
Interest expense	(1)	(1)	(1)	(1)
Other income (expense), net	—	—	—	—
	(1)	(1)	(1)	(1)
Income from continuing operations before income tax expense	1	7	4	7
Income tax expense	(1)	(3)	(2)	(3)
Income from continuing operations	—	4	2	4
Loss from discontinued operations	—	—	—	—
Loss on disposal, net of taxes	—	—	—	—
Discontinued operations	—	—	—	—
Net income	—	4	2	4
Plus: Net loss from discontinued operations attributable to noncontrolling interest	—	—	—	—
Net income attributable to Vonage	—%	4%	2%	4%

Summary of Results for the Three Months Ended June 30, 2016 and June 30, 2015
Revenues, Cost of Service and Cost of Goods Sold

(in thousands, except percentages)	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2016	2015	Dollar Change	Percent Change	2016	2015	Dollar Change	Percent Change
Revenues	$233,675	$221,858	$11,817	5%	$460,499	$441,588	$18,911	4%
Cost of service (1)	76,078	64,209	11,869	18%	145,228	126,062	19,166	15%
Cost of goods sold	8,352	8,217	135	2%	17,418	17,407	11	—%
	149,245	149,432	(187)	—%	297,853	298,119	(266)	—%

(1)	Excludes depreciation and amortization of $6,985, $6,005, $13,818, and $11,729, respectively.

Three Months Ended June 30, 2016 compared to Three Months Ended June 30, 2015
Revenues. Revenues increased $11,817, or 5%, as a result of growth in Business revenue of $36,610 due to an increase in the number of Business seats as we have shifted marketing investment to attract these more profitable customers and the impact of Simple Signal, which was acquired on April 1, 2015, the impact of iCore, which was acquired on August 31, 2015, and the impact of Nexmo, which was acquired on June 3, 2016. This growth in Business revenue was offset by a decrease of $24,793 in Consumer revenue due to fewer subscriber lines reflecting planned actions to enhance profitability by modulating marketing spend, restructuring pricing offers, and targeting consumers with lower subscriber acquisition cost and churn profiles.
Cost of service. The increase in cost of service of $11,869, or 18%, was primarily driven by higher technical care costs and network operations cost in support of growth in Business customers including the addition of Simple Signal, iCore and Nexmo, and higher USF and related fees imposed by government agencies, offset by a decrease in international usage costs.
Cost of goods sold. The increase in cost of goods sold of $135, or 2%, was primarily due to an increase in business customers' equipment costs of $1,247 due to higher new customer additions, offset by a decrease in consumer customers' equipment costs of $1,618 due to lower new customer additions and an increase in reserve related to inventory of $297.
Six Months Ended June 30, 2016 compared to Six Months Ended June 30, 2015
Revenues. Revenues increased $18,911, or 4%, as a result of growth in Business revenue of $68,530 due to an increase in the number of Business seats as we have shifted marketing investment to attract these more profitable customers and the impact of Simple Signal, which was acquired on April 1, 2015, the impact of iCore, which was acquired on August 31, 2015, and the impact of Nexmo, which was acquired on June 3, 2016. This growth in Business revenue was offset by a decrease of $49,619 in Consumer revenue due to fewer subscriber lines reflecting planned actions to enhance profitability by modulating marketing spend, restructuring pricing offers, and targeting consumers with lower subscriber acquisition cost and churn profiles.
Cost of service. The increase in cost of service of $19,166, or 15%, was primarily driven by higher technical care costs and network operations cost in support of growth in Business customers including the addition of Simple Signal, iCore and Nexmo, and higher USF and related fees imposed by government agencies, offset by a decrease in international usage costs. In addition, there was an increase from Nexmo which was acquired in June, 2016.
Cost of goods sold. The increase in cost of goods sold of $11, or 0%, was primarily due to an increase in business customers' equipment costs of $3,030 due to higher new customer additions and higher installation costs of $385, offset by a decrease in consumer customers' equipment costs of $2,703 due to lower new customer additions and a decrease in reserve related to inventory of $799.
Sales and Marketing

(in thousands, except percentages)	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2016	2015	Dollar Change	Percent Change	2016	2015	Dollar Change	Percent Change
Sales and marketing	$83,344	$84,385	$(1,041)	(1)%	$162,945	$169,949	$(7,004)	(4)%
Three Months Ended June 30, 2016 compared to Three Months Ended June 30, 2015

Sales and marketing. Sales and marketing expense decreased by $1,041, or 1%, due to a reduction in Consumer marketing reflecting planned actions to enhance profitability by targeting consumers with lower subscriber acquisition cost and churn profiles, offset by an increase in Business as we have shifted marketing investment to attract these more profitable customers and an increase from Nexmo which was acquired in June, 2016.
Six Months Ended June 30, 2016 compared to Six Months Ended June 30, 2015

Sales and marketing. Sales and marketing expense decreased by $7,004, or 4%, due to a reduction in Consumer marketing reflecting planned actions to enhance profitability by targeting consumers with lower subscriber acquisition cost and churn profiles, offset by an increase in Business as we have shifted marketing investment to attract these more profitable customers and an increase from Nexmo which was acquired in June, 2016.

Engineering and Development

(in thousands, except percentages)	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2016	2015	Dollar Change	Percent Change	2016	2015	Dollar Change	Percent Change
Engineering and development	$7,243	$6,864	$379	6%	$14,077	$13,469	$608	5%

Three Months Ended June 30, 2016 compared to Three Months Ended June 30, 2015

Engineering and development. Engineering and development expense increased by $379, or 6%, due to incremental investment in new business products and services, and the acquisition of Nexmo in June, 2016.
Six Months Ended June 30, 2016 compared to Six Months Ended June 30, 2015

Engineering and development. Engineering and development expense increased by $608, or 5%, due to incremental investment in new business products and services, and the acquisition of Nexmo in June, 2016.

General and Administrative

(in thousands, except percentages)	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2016	2015	Dollar Change	Percent Change	2016	2015	Dollar Change	Percent Change
General and administrative	$35,053	$27,162	$7,891	29%	$61,723	$50,396	$11,327	22%

Three Months Ended June 30, 2016 compared to Three Months Ended June 30, 2015

General and administrative. General and administrative expense increased by $7,891, or 29%, primarily due to the addition of Simple Signal, iCore and Nexmo, incremental stock compensation of $1,258, merger consideration accounted for as compensation of $3,312, and an increase in acquisition related transaction costs of $4,835.
Six Months Ended June 30, 2016 compared to Six Months Ended June 30, 2015

General and administrative. General and administrative expense increased by $11,327, or 22%, primarily due to the addition of Simple Signal, iCore and Nexmo, incremental stock compensation of $2,073, merger consideration accounted for as compensation of $3,312, and an increase in acquisition related transaction costs of $4,490.
Depreciation and Amortization

(in thousands, except percentages)	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2016	2015	Dollar Change	Percent Change	2016	2015	Dollar Change	Percent Change
Depreciation and amortization	$18,218	$14,463	$3,755	26%	$35,197	$28,408	$6,789	24%
Three Months Ended June 30, 2016 compared to Three Months Ended June 30, 2015

Depreciation and amortization. The increase in depreciation and amortization of $3,755, or 26%, was primarily due to the amortization of acquisition-related intangibles from the acquisition of Simple Signal in April 2015, iCore in August 2015, and Nexmo in June 2016.

Six Months Ended June 30, 2016 compared to Six Months Ended June 30, 2015

Depreciation and amortization. The increase in depreciation and amortization of $6,789, or 24%, was primarily due to the amortization of acquisition-related intangibles from the acquisition of Simple Signal in April 2015, iCore in August 2015, and Nexmo in June 2016.

Other Income (Expense)

(in thousands, except percentages)	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2016	2015	Dollar Change	Percent Change	2016	2015	Dollar Change	Percent Change
Interest income	$25	$21	$4	19%	$46	$41	$5	12%
Interest expense	(3,057)	(2,088)	(969)	(46)%	(5,503)	(4,023)	(1,480)	(37)%
Other income (expense), net	104	32	72	225%	258	(545)	803	147%
	$(2,928)	$(2,035)	$(893)		$(5,199)	$(4,527)	$(672)
Three Months Ended June 30, 2016 compared to Three Months Ended June 30, 2015
Interest expense. The increase in interest expense of $969, or 46%, was due mainly to the funds we borrowed from the 2015 Credit Facility in August 2015 in connection with the acquisition of iCore and the funds we borrowed from the 2016 Credit Facility in June 2016 in connection with the acquisition of Nexmo.
Other income (expense), net. The increase in other income (expense), net of $72, or 225%, was due mainly to realized loss on foreign currency in 2015.
Six Months Ended June 30, 2016 compared to Six Months Ended June 30, 2015
Interest expense. The increase in interest expense of $1,480, or 37%, was due mainly to the funds we borrowed from the 2014 Credit Facility in April 2015 in connection with the acquisition of Simple Signal, the funds we borrowed from the 2015 Credit Facility in August 2015 in connection with the acquisition of iCore, and the funds we borrowed from the 2016 Credit Facility in June 2016 in connection with the acquisition of Nexmo.
Other income (expense), net. The increase in other income (expense), net of $803, or 147%, was due mainly to realized loss on foreign currency in 2015.
Provision for Income Taxes

(in thousands, except percentages)	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2016	2015	Dollar Change	Percent Change	2016	2015	Dollar Change	Percent Change
Income tax expense	$(1,562)	$(6,176)	$4,614	75%	$(9,884)	$(13,174)	$3,290	25%
Effective tax rate	63.5%	42.5%			52.8%	42.0%
We recognize income tax expense equal to pre-tax income multiplied by our effective income tax rate. In addition, adjustments are recorded for discrete period items and changes to our state effective tax rate. In the first quarter of 2016 a discrete period tax expense of $1,220 was recorded related to expired stock options which was partially offset by $389 which was recorded in the second quarter of 2016. In addition, certain acquisition related expenses incurred in the second quarter of 2016 are treated as a permanent difference as the expenses are not deductible for tax purposes but are a reduction of pre-tax income. In the first quarter of 2015 a discrete period tax benefit of $1,058 was recorded in discontinued operations related to the write-off of intercompany loans associated with the wind down of our joint venture in Brazil.
The provision also includes the federal alternative minimum tax and state and local income taxes.
The effective tax rate is calculated by dividing income tax expense by income before income tax expense. The 2016 estimated annual effective tax rate is expected to approximate 44%, but may fluctuate each quarter due to our foreign operations and certain discrete period transactions.

Discontinued Operations Attributable to Vonage

(in thousands, except percentages)	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2016	2015	Dollar Change	Percent Change	2016	2015	Dollar Change	Percent Change
Loss from discontinued operations	$—	$—	$—	—%	$—	$(1,615)	$1,615	100%
Loss on disposal, net of taxes	$—	$—	$—	—%	$—	$(824)	$824	100%
Discontinued operations	$—	$—	$—		$—	$(2,439)	$2,439
Loss from discontinued operations attributable to noncontrolling interest	$—	$—	$—	—%	$—	$59	$(59)	(100)%
Loss from discontinued operations attributable to Vonage	$—	$—	$—	—%	$—	$(2,380)	$2,380	100%

Six Months Ended June 30, 2016 compared to Six Months Ended June 30, 2015

Discontinued operations attributable to Vonage. The 2015 loss from discontinued operations attributable to Vonage was for the operation loss from our discontinued Brazilian market.

Liquidity and Capital Resources
Overview
The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$38,561	$45,961
Net cash used in investing activities	(182,146)	(37,135)
Net cash (used in) provided by financing activities	110,289	(1,099)

For the six months ended June 30, 2016, we generated income from operations. We expect to continue to balance efforts to grow our revenue while consistently achieving operating profitability. To grow our revenue, we continue to make investments in growth initiatives, marketing, application development, network quality and expansion, and customer care. Although we believe we will achieve consistent profitability in the future, we ultimately may not be successful and we may not achieve consistent profitability. We believe that cash flow from operations and cash on hand will fund our operations for at least the next twelve months.
Acquisition of Nexmo
Nexmo was acquired on June 3, 2016. Nexmo shareholders are receiving consideration of $231,122, with an additional earn-out opportunity of up to $20,000 contingent upon Nexmo achieving certain performance targets. Of the consideration, $194,684 (net of cash acquired of $16,093) was paid at close, consisting of $163,093 of cash (net of $16,093 of cash acquired) and 6,823 in shares of Vonage common stock valued at $31,591. The remaining $36,438 of the $231,122 purchase price is in the form of restricted cash, restricted stock and options held by Nexmo management and employees, subject to vesting requirements over time. We financed the transaction with $179,000 from our 2016 Credit Facility.
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
2016 Financing
On June 3, 2016, we entered into Amendment No. 1 to the Amended and Restated Credit Agreement (the “2016 Credit Facility”) consisting of a $125,000 term note and a $325,000 revolving credit facility. The co-borrowers under the 2016 Credit Facility are the Company and Vonage America Inc., the Company’s wholly owned subsidiary. Obligations under the 2016 Credit Facility are guaranteed, fully and unconditionally, by the Company’s other United States material subsidiaries and are secured by substantially all of the assets of each borrower and each guarantor. The lenders under the 2016 Credit Facility are JPMorgan Chase Bank, N.A., Citizens Bank, N.A., Fifth Third Bank, MUFG Union Bank, N.A., Silicon Valley Bank, SunTrust Bank, Keybank National Association, Santander Bank, N.A., Capital One National Association, and First Niagara Bank, N.A. J.P. Morgan Securities LLC and Citizens Bank, N.A. acted as joint lead bookrunners, and J.P. Morgan Securities LLC, Citizens Bank, N.A., Fifth Third Bank, MUFG Union Bank, N.A., Silicon Valley Bank, and SunTrust Robinson Humphrey Inc. acted as joint lead arrangers.
Use of Proceeds
We used $197,750 of the net available proceeds of the 2016 Credit Facility to retire all of the debt under our 2015 Credit Facility. We used $179,000 from our 2016 Credit Facility in connection with the acquisition of Nexmo on June 3, 2016. Remaining proceeds from the term note and the undrawn revolving credit facility under the 2016 Credit Facility will be used for general corporate purposes. We also incurred fees of $1,316 in connection with the 2016 Credit Facility, of which $395 was allocated to the term note and $921 was allocated to the revolving credit facility. The unamortized fees of $2,740 in connection with the 2015 Credit Facility were allocated as follows: $930 to the term note and $1,810 to the revolving credit facility. In adopting ASU 2015-03, fees allocated to the term note were reported in the balance sheet as a direct deduction from the face amount of the liability and in adopting ASU 2015-15, fees allocated to the revolving credit facility were reported in the balance sheet as as asset. These fees are amortized to interest expenses over the life of the debt using the effective interest method for the term note and straight line method for the revolving credit facility.
Repayments
We made mandatory repayment of $4,687 under the term note for the six months ended June 30, 2016. In addition, we repaid the $15,000 outstanding under the revolving credit facility for the six months ended June 30, 2016.
2016 Credit Facility Terms
The following description summarizes the material terms of the 2016 Credit Facility:
The loans under the 2016 Credit Facility mature in June 2020. Principal amounts under the 2016 Credit Facility are repayable in quarterly installments of approximately $4,688 for the term note. The unused portion of our revolving credit facility incurs a 0.45% commitment fee. Such commitment fee will be reduced to 0.40% if our consolidated leverage ratio is greater than or equal to 1.50 to 1.00 and less than 2.50 to 1.00, 0.375% if our consolidated leverage ratio is greater than or equal to 0.75 to 1.00 and less than 1.50 to 1.00, and to 0.35% if our consolidated leverage ratio is less than 0.75 to 1.00.
Outstanding amounts under the 2016 Credit Facility, at our option, will bear interest at:

•
LIBOR (applicable to one-, two-, three-, six-, or twelve-month periods) plus an applicable margin equal to 2.50% if our consolidated leverage ratio is less than 0.75 to 1.00, 2.75% if our consolidated leverage ratio is greater than or equal to 0.75 to 1.00 and less than 1.50 to 1.00, 3.00% if our consolidated leverage ratio is greater than or equal to 1.50 to 1.00 and less than 2.5 to 1.00, and 3.25% if our consolidated leverage ratio is greater than or equal to 2.50 to 1.00, payable on the last day of each relevant interest period or, if the interest period is longer than three months, each day that is three months after the first day of the interest period, or

•
the base rate determined by reference to the highest of (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate from time to time plus 0.50%, and (c) the adjusted LIBO rate applicable to one month interest periods plus 1.00%, plus an applicable margin equal to 1.50% if our consolidated leverage ratio is less than 0.75 to 1.00, 1.75% if our consolidated leverage ratio is greater than or equal to 0.75 to 1.00 and less than 1.50 to 1.00, 2.00% if our consolidated leverage ratio is greater than or equal to 1.50 to 1.00 and less than 2.50 to 1.00, and 2.25% if our consolidated leverage ratio is greater than or equal to 2.5 to 1.00, payable on the last business day of each March, June, September, and December and the maturity date of the 2016 Credit Facility.

The 2016 Credit Facility provides greater flexibility to us in funding acquisitions and restricted payments, such as stock buybacks, than did the 2015 Credit Facility.

We may prepay the 2016 Credit Facility at our option at any time without premium or penalty. The 2016 Credit Facility is subject to mandatory prepayments in amounts equal to:

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
Subject to certain restrictions and exceptions, the 2016 Credit Facility permits us to obtain one or more incremental term notes and/or revolving credit facilities in an aggregate principal amount of up to $100,000 plus an amount equal to repayments of the term note upon providing documentation reasonably satisfactory to the administrative agent. The 2016 Credit Facility includes customary representations and warranties and affirmative covenants of the borrowers. In addition, the 2016 Credit Facility contains customary negative covenants, including, among other things, restrictions on the ability of us and our subsidiaries to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, consummate acquisitions, make investments, and pay dividends and other distributions. We must also comply with the following financial covenants:

•
a consolidated leverage ratio of no greater than 3.25 to 1.00 as of the end of the fiscal quarter of Holdings ending June 30, 2016 and for each of the three consecutive fiscal quarters ending immediately thereafter; and a consolidated leverage ratio of no less than 2.75 to 1.00 as of the end of any fiscal quarter of Holdings, commencing with the fiscal quarter ending June 30, 2017, with a limited step-up to 3.25 to 1.00 for a period of four consecutive quarters, in connection with an acquisition;

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
As of June 30, 2016, we were in compliance with all covenants, including financial covenants, for the 2016 Credit Facility.
The 2016 Credit Facility contains customary events of default that may permit acceleration of the debt. During the continuance of a payment default, interest will accrue on overdue amounts at a default interest rate of 2% above the interest rate which would otherwise be applicable, in the case of loans, and at a rate equal to the rate applicable to base rate loans plus 2%, in the case of all other amounts.

2015 Financing
On July 27, 2015, we entered into a credit agreement (the “2015 Credit Facility”) consisting of a $100,000 term note and a $250,000 revolving credit facility. The co-borrowers under the 2015 Credit Facility were the Company and Vonage America Inc., the Company’s wholly owned subsidiary. Obligations under the 2015 Credit Facility were guaranteed, fully and unconditionally, by the Company’s other United States material subsidiaries and were secured by substantially all of the assets of each borrower and each guarantor. The lenders under the 2015 Credit Facility were JPMorgan Chase Bank, N.A., Citizens Bank, N.A., Fifth Third Bank, MUFG Union Bank, N.A., Silicon Valley Bank, SunTrust Bank, Keybank National Association, Santander Bank, N.A., Capital One National Association, and First Niagara Bank, N.A. JPMorgan Chase Bank, N.A. was a party to the agreement as administrative agent, Citizens Bank, N.A. as syndication agent, and Fifth Third Bank, MUFG Union Bank, N.A., Silicon Valley Bank, and SunTrust Bank as documentation agents. J.P. Morgan Securities LLC and Citizens Bank, N.A. acted as joint lead bookrunners, and J.P. Morgan Securities LLC, Citizens Bank, N.A., Fifth Third Bank, MUFG Union Bank, N.A., Silicon Valley Bank, and SunTrust Robinson Humphrey Inc. acted as joint lead arrangers.
Use of Proceeds
We used $167,000 of the net available proceeds of the 2015 Credit Facility to retire all of the debt under our 2014 Credit Facility. Remaining proceeds from the term note and the undrawn revolving credit facility under the 2015 Credit Facility were used for general corporate purposes. We also incurred fees of $2,007 in connection with the 2015 Credit Facility, of which $602 was allocated to the term note and $1,405 was allocated to the revolving credit facility. The unamortized fees of $1,628 in connection with the 2014 Credit Facility were allocated as follows: $733 to the term note and $895 to the revolving credit facility. In adopting ASU 2015-03, fees allocated to the term note were reported in the balance sheet as a direct deduction from the face amount of the liability and in adopting ASU ASU 2015-15, fees allocated to the revolving credit facility were reported in the balance sheet as as asset. These fees are amortized to interest expenses over the life of the debt using the effective interest method for the term note and straight line method for the revolving credit facility. We used $82,000 from our 2015 revolving credit facility in connection with the acquisition of iCore on August 31, 2015.
Repayments
We made mandatory repayment of $3,750 under the term note for the six months ended June 30, 2016 and $7,500 under the term note for the year ended December 31, 2015. In addition, we repaid the $10,000 outstanding under the revolving credit facility for the six months ended June 30, 2016 and $30,000 outstanding under the revolving credit facility for the year ended December 31, 2015.
2015 Credit Facility Terms
The following description summarizes the material terms of the 2015 Credit Facility:
The loans under the 2015 Credit Facility were to mature in July 2019. Principal amounts under the 2015 Credit Facility were repayable in quarterly installments of $3,750 for the term note. The unused portion of our revolving credit facility incurred a 0.40% commitment fee. Such commitment fee reduced to 0.375% if our consolidated leverage ratio was greater than or equal to 0.75 to 1.00 and less than 1.50 to 1.00 and to 0.35% if our consolidated leverage ratio was less than 0.75 to 1.00.
Outstanding amounts under the 2015 Credit Facility, at our option, bore interest at:

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

The 2015 Credit Facility provided greater flexibility to us in funding acquisitions and restricted payments, such as stock buybacks, than did the 2014 Credit Facility.
We were able to prepay the 2015 Credit Facility at our option at any time without premium or penalty, and did so in connection with the 2016 Credit Facility. The 2015 Credit Facility was subject to mandatory prepayments in amounts equal to:

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
Subject to certain restrictions and exceptions, the 2015 Credit Facility permitted us to obtain one or more incremental term notes and/or revolving credit facilities in an aggregate principal amount of up to $90,000 plus an amount equal to repayments of the term note upon providing documentation reasonably satisfactory to the administrative agent. The 2015 Credit Facility included customary representations and warranties and affirmative covenants of the borrowers. In addition, the 2015 Credit Facility contained customary negative covenants, including, among other things, restrictions on the ability of us and our subsidiaries to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, consummate acquisitions, make investments, and pay dividends and other distributions. We were also required to comply with the following financial covenants:

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

In addition, annual excess cash flow increased permitted capital expenditures.
The 2015 Credit Facility contained customary events of default that permitted acceleration of the debt. During the continuance of a payment default, interest would have accrued on overdue amounts at a default interest rate of 2% above the interest rate which would otherwise be applicable, in the case of loans, and at a rate equal to the rate applicable to base rate loans plus 2%, in the case of all other amounts.

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
State and Local Sales Taxes
We also have contingent liabilities for state and local sales taxes. As of June 30, 2016, we had a reserve of $1,763. If our ultimate liability exceeds this amount, it could affect our liquidity unfavorably. However, we do not believe it will significantly impair our liquidity.
Capital Expenditures
For the six months ended June 30, 2016, capital expenditures were primarily for the implementation of software solutions and purchase of network equipment as we continue to expand our network. Our capital expenditures for the six months ended June 30, 2016 were $21,603, of which $5,655 was for software acquisition and development. The majority of these expenditures are comprised of investments in information technology and systems infrastructure, including an electronic data warehouse, online customer service, and customer management platforms. For 2016, we believe our capital and software expenditures will be approximately $38,000. This amount is net of Tenant Improvement capital dollars we are investing in our Holmdel, New Jersey headquarters which are being refunded by the building owner in connection with the long-term lease renewal we executed in the fourth quarter of 2015.
Operating Activities
Cash provided by operating activities decreased to $38,561 for the six months ended June 30, 2016 compared to $45,961 for the six months ended June 30, 2015, primarily due to changes in working capital.
Changes in working capital requirements include changes in accounts receivable, inventory, prepaid and other assets, accounts payable, accrued and other liabilities, and deferred revenue and costs. Cash used for working capital requirements increased by $6,231 during the six months ended June 30, 2016 compared to the prior year period.
Investing Activities
Cash used in investing activities for the six months ended June 30, 2016 of $182,146 was mainly attributable to the acquisition of business of $163,093, the purchase of capital expenditures of $15,948 and development of software assets of $5,655, offset by a decrease in restricted cash of $690 and the sales of marketable securities, net of purchase of $1,860.
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

Financing Activities
Cash provided by financing activities for the six months ended June 30, 2016 of $110,289 was primarily attributable to $181,250 in net proceeds received from our 2016 Credit Facility and $3,023 in proceeds received from the exercise of stock options, offset by $4,687 in 2016 term note principal payments, $15,000 in 2016 revolving credit facility principal payments, $3,750 in 2015 term note principal payments, $10,000 in 2015 revolving credit facility principal payments, $4,250 in patent license payments, $2,079 in capital lease payments, $32,902 in common stock repurchases, and $1,316 in debt related costs payments.
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
 Under the current program, the timing and amount of repurchases will be determined by management based on its evaluation of market conditions, the trading price of the stock and will vary based on available capital resources and other financial and operational performance, market conditions, securities law limitations, and other factors. Repurchases may be made in the open market or through private transactions from time to time. The repurchases will be made using available cash balances. In any period, under each repurchase program, cash used in financing activities related to common stock repurchases may differ from the comparable change in stockholders' equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash.
As of June 30, 2016, approximately $52,043 remained of our 2014 $100,000 repurchase program. The repurchase program expires on December 31, 2018 but may be suspended or discontinued at any time without notice.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
We are exposed to financial market risks, including changes in currency exchange rates and interest rates.
Foreign Exchange Risk
We sell our products and services primarily in the United States, Canada, and the European Union. Changes in currency exchange rates affect the valuation in our financial statements of the assets and liabilities of these operations. We also have a portion of our sales denominated in Euros, the Canadian Dollar, and the British Pound, which are also affected by changes in currency exchange rates. Our financial results could be affected by changes in foreign currency exchange rates, although foreign exchange risks have not been material to our financial position or results of operations to date.
Interest Rate and Debt Risk
Our exposure to market risk for changes in interest rates primarily relates to our long-term debt.
Our 2016 Credit Facility consisting consisting of a $125,000 term note and a $325,000 revolving credit facility. We are exposed to interest rate risk since amounts payable under the 2016 Credit Facility, at our option, bore interest at:

•
LIBOR (applicable to one-, two-, three-, six-, or twelve-month periods) plus an applicable margin equal to 2.50% if our consolidated leverage ratio is less than 0.75 to 1.00, 2.75% if our consolidated leverage ratio is greater than or equal to 0.75 to 1.00 and less than 1.50 to 1.00, 3.00% if our consolidated leverage ratio is greater than or equal to 1.50 to 1.00 and less than 2.5 to 1.00, and 3.25% if our consolidated leverage ratio is greater than or equal to 2.50 to 1.00, payable on the last day of each relevant interest period or, if the interest period is longer than three months, each day that is three months after the first day of the interest period, or

•
the base rate determined by reference to the highest of (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate from time to time plus 0.50%, and (c) the adjusted LIBO rate applicable to one month interest periods plus 1.00%, plus an applicable margin equal to 1.50% if our consolidated leverage ratio is less than

0.75 to 1.00, 1.75% if our consolidated leverage ratio is greater than or equal to 0.75 to 1.00 and less than 1.50 to 1.00, 2.00% if our consolidated leverage ratio is greater than or equal to 1.50 to 1.00 and less than 2.50 to 1.00, and 2.25% if our consolidated leverage ratio is greater than or equal to 2.5 to 1.00, payable on the last business day of each March, June, September, and December and the maturity date of the 2016 Credit Facility.
As of June 30, 2016, if the interest rate on our variable rate debt changed by 1% on our 2016 term note, our annual debt service payment would change by approximately $1,200. As of June 30, 2016, if the interest rate on our variable rate debt changed by 1% on our 2016 revolving credit facility, our annual debt service payment would change by approximately $2,400.

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
You should carefully consider the risks below, as well as the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and all of the other information contained in this Quarterly Report on Form 10-Q and our financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q, in evaluating our company and our business. Any of these risks could materially adversely affect our business, financial condition and results of operations and the trading price of our common stock.
If we are unable to compete successfully, we could lose market share and revenue.
The Unified Communications as a service, or UCaaS, and Communications Platform as a service, or CPaaS, industries, which we refer to as “cloud communications services,” are highly competitive. We face intense competition from a broad set of companies, including:

•	traditional telephone service providers such as AT&T, Verizon Communications, CenturyLink, Sprint, T-Mobile, and Verizon Wireless;

•	cable companies such as Cablevision, Charter Communications, Comcast Corporation, Cox Communications, and Time Warner Cable; and

•
software as a service (SaaS) companies and other alternative communication providers, such as Twilio, EvolveIP, Jive, Mitel, RingCentral, ShoretelSky, Thinking Phone, West UC, 8x8 and other providers of cloud communications services.

To the extent that these or other companies strengthen their offerings to small and medium businesses, we may have to reduce our prices, increase promotions, or offer additional features, which may adversely impact our revenues and profitability. Many of these providers are substantially larger and better capitalized than we are and have the advantage of greater name and brand name recognition and a large existing customer base. These service providers may have the ability to devote greater resources to their communications services and may be able to respond more quickly and effectively than we can to new or changing opportunities. Because most of our target consumer services customers are already purchasing communications services from one or more of these providers, our success is dependent upon our ability to attract target customers away from their existing providers. Our competitors' financial resources may allow them to offer services at prices below cost or even for free in order to maintain and gain market share or otherwise improve their competitive positions. Some of our competitors also could use their greater financial resources to develop and market telephony and messaging services with more attractive features and more robust customer service. In addition, because of the other services our competitors provide, some of these service providers choose to offer cloud communications services as part of a bundle that includes other products, such as high speed Internet access and wireless telephone service. These bundled offers may enable our competitors to offer cloud communications services at prices with which we may not be able to compete or to offer functionality that integrates cloud communications services with their other offerings, both of which may be more desirable. Some of these service providers, including Internet product and software companies, have chosen to sacrifice telephony revenue in order to gain market share or attract customers to their platform or have lower cost structures and have offered their services at low prices or for free or are using different payment structures such as one-time or low annual fees. As we continue the introduction of applications that integrate different forms of voice and messaging services over multiple devices, we face competition from emerging competitors focused on similar integration, as well as from established alternative communication providers. Any of these competitive factors could make it more difficult for us to attract and retain customers, reduce our market share and revenues, or cause us to lower our prices or offer additional features that may result in additional costs without commensurate price increases. In order to compete with such service providers, we may have to reduce our prices, which would impair our profitability, or offer additional features that may cause us to incur additional costs without commensurate price increases.
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
As the cloud communications services market evolves, and the convergence of voice, video, messaging, mobility and data networking technologies accelerates, we may face competition in the future from companies that do not currently compete in the cloud communications services market, including companies that currently compete in other sectors, companies that serve consumer rather than business customers, or companies which expand their market presence to include business communications.
As the cloud communications services market evolves, combining voice, video, messaging and data networks, and information technology and communication applications, opportunity is created for new competitors to enter the cloud communications services market and offer competing products. This new competition may take many forms, and may offer products and applications similar to ours. If these new competitors emerge, the cloud communications services market will become increasingly competitive and we may not be able to maintain or improve our market position. Our failure to do so could materially and adversely affect our business and results of operations.
If we fail to adapt to rapid changes in the market for cloud communications services, then our products and services could become obsolete.
The market for our products and services is constantly and rapidly evolving as we and our competitors introduce new and enhanced products and services and react to changes in the cloud communications services industry and customer demands. We may not be able to develop or acquire new products and plans or product and plan enhancements that compete effectively with present or emerging cloud communications services technologies or differentiate our products and plans based on functionality and performance. In addition, we may not be able to establish or maintain strategic alliances that will permit enhancement opportunities or innovative distribution methods for our products and plans.
To address these issues, we are targeting revenue growth in large, existing markets, which require us to enhance our current products and plans, and develop new products and plans on a timely basis to keep pace with market needs and satisfy the increasingly sophisticated requirements of customers. If we are unable to attract users of these services our net revenues may fail to grow as we expect.
Cloud communications services are complex, and new products and plans and enhancements to existing products and plans can require long development and testing periods. Any delays in developing and releasing new or enhanced products and plans could cause us to lose revenue opportunities and customers. Any technical flaws in products we release could diminish the innovative impact of the products and have a negative effect on customer adoption and our reputation.
We also are subject to the risk of future disruptive technologies. New products based on new technologies or new industry standards could render our existing products obsolete and unmarketable. If new technologies develop that are able to deliver competing voice and messaging services at lower prices, better or more conveniently, it could have a material adverse effect on us.
The market for our CPaaS products and platform is relatively nascent and may not experience the growth that we anticipate.
The utilization of application program interfaces (“APIs”) for text messaging and voice communications, allowing developers and businesses to embed contextual, programmable communications into mobile apps, websites and business systems,  remains a relatively new market, and developers and organizations may not yet recognize the need for, or benefits of, our products and platform. It is important that we are able to educate developers, organizational leaders, and other potential customers regarding our products and platform in order to help grow our market share, The market for our products and platform or our share of that market could fail to grow significantly. If the CPaaS market, or our share of that market, does not experience significant growth, then our business, results of operations and financial condition could be adversely affected.
If we are unsuccessful at retaining customers or attracting new consumer or business customers we may experience a reduction in revenue or may be required to spend more money or alter our marketing approaches to grow our customer base.
Our rate of customer terminations for our UCaaS services could increase in the future if customers are not satisfied with the quality and reliability of our network, the value proposition of our products, and the ability of our customer service to meet the needs and expectations of our customers. We measure customer terminations for our consumer customers by average monthly customer churn and for our UCaaS business customers by average monthly revenue churn. Competition from traditional telephone companies, cable companies, wireless companies, alternative communications providers, low-cost international calling cards, disruptive technologies, general economic conditions, and our ability to activate and register new customers on our networks, also influence our churn rate. For our CPaaS customers, our ability to grow revenue depends, in part, on our ability to maintain and grow usage of our platform by new and existing customers. If we are not able to increase customer usage of our products, our revenue may decline which would adversely impact our business, results of operations and financial condition. Our CPaaS customers are charged based on their usage of our products and generally our customers do not have long-term contractual financial commitments to us, therefore, usage rates may fluctuate at any time. A material decline in the usage of our products could cause us to spend significantly more on sales and marketing than we currently budget in order to maintain or increase revenue from customers, which could adversely affect our business, results of operations and financial condition. In addition, our agreements with customers typically provide for service level commitments. If we are unable to meet these commitments or if we suffer extended periods of downtime for our products or platform, our business, results of operations and financial condition could be adversely affected.
Because of consumer customer losses, we have to acquire new customers on an ongoing basis just to maintain our existing level of customers and revenues. As a result, marketing and sales expense, and the effectiveness of our marketing and selling expenses, is an ongoing requirement to manage our business. If our churn rate increases, we would have to acquire even more new customers in order to maintain our existing revenues. We incur significant costs to acquire new customers, and those costs are an important factor in maintaining profitability. Therefore, if we are unsuccessful in retaining customers, are required to spend significant amounts to acquire new customers beyond those budgeted, or our marketing and selling efforts are not effective in targeting specific customer segments, we may be forced to change marketing and sales approaches or vendors, our revenue could decrease or we could incur losses.
Our success in the CPaaS market depends in part on attracting new customers in a cost-effective manner. The failure to do so could materially and adversely affect our business.
The success of our business relies in part on the manner in which we use, and the cost effectiveness of, a variety of marketing channels used to promote our products and platform and attract new customers. We use developer events and developer evangelism, search engine marketing and optimization, and other marketing efforts such as regional customer events, email campaigns, advertising and public relations events. These methods are prioritized depending on effectiveness and efficiency, and may be altered if costs increase dramatically. Alternative, less expensive channels, may not be as effective as our preferred channels. Our continued success requires that we continue to attract new customers in a cost-effective manner. If we fail to do so, our revenues may decrease and our operating results would suffer.
Our success in the UCaaS market depends in part on developing and maintaining effective distribution channels, including our internal direct sales team. The failure to develop and maintain a successful internal direct sales team could materially and adversely affect our business.
A portion of our business revenue is generated through our direct sales, or “field sales,” team. This channel consists of sales agents that market and sell our products and services to customers through direct, commonly face-to-face interaction. This channel may generate an increasing portion of our business revenue in the future. Our continued success requires that we continue developing and maintaining a successful sales organization. If we fail to do so, or if our sales agents are not successful in their sales efforts, our sales may decrease and our operating results would suffer.
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
Beginning with our acquisition of Vocalocity in 2013, we have made five acquisitions related to the UCaaS market, including Telesphere Networks, Ltd. in 2014, Simple Signal, Inc. and iCore Networks, Inc. in 2015 and Nexmo, Inc., in 2016. However, acquisition and integration activities require substantial management time and resources. Acquisitions of existing businesses, including Nexmo, involve substantial risks, including the risk that we may not be able to integrate the operations, personnel, services, or technologies, the potential disruption of our ongoing businesses, the diversion of management attention, the maximization of financial and strategic opportunities, the difficulty in developing or maintaining controls and procedures, and the dilution to our existing stockholders from the issuance of additional shares of common stock. We may elect to acquire additional businesses or assets in the future. However, we cannot predict or guarantee that we will be able to identify suitable acquisition candidates or consummate any acquisition. As a result of these and other risks, we may not produce anticipated revenue, profitability, or synergies.
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
Sales of our cloud communications services to medium-sized and enterprise customers involve significant risks which, if not managed effectively, could materially and adversely affect our business and results of operations.
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
While we believe that relations with our current third party providers are good, and we have contracts in place with these vendors, there can be no guarantee that these third party providers will be able or willing to supply services to us in the future on commercially reasonable terms, or that we will be able to engage alternative or additional providers. We believe that we could replace our current third party providers, however, our ability to provide our cloud communications services may be impacted during any transition, which could have an adverse effect on our business, financial condition or results of operations.

For our CPaaS customers, we rely upon Softlayer to operate our platform. Any disruption of or interference with our use of Softlayer could have an adverse effect on our business, financial condition or results of operations.
We rely upon Softlayer to provide substantially all of the cloud infrastructure that hosts our CPaaS products and platform. Our CPaaS customers require uninterrupted performance of this platform and we are therefore vulnerable to service interruptions at Softlayer. We may experience interruptions, delays and outages in Softlayer’s service and availability due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints caused by technical failures, natural disasters, fraud or security attacks. To the extent that we do not effectively address interruptions, delays and outages in Softlayer’s service and availability or capacity constraints, our business, results of operations and financial condition may be adversely affected.
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
Our cloud communications services business is growing rapidly, and any inability to scale our business and grow efficiently could materially and adversely harm our business and results of operations.
As our cloud communications services business expands, we will need to continue to improve our application architecture, integrate our products and applications across our technology platforms, integrate with third-party systems, and maintain infrastructure performance. We expect the number of users, the amount of data transferred and processed, the number of locations where our service is being used, and the volume of communications over our networks to continue to expand. To address this growth, we will need to scale our systems and customer services organization. Our ability to execute on these initiatives may impact system and network performance, customer satisfaction, and ultimately, sales and revenue. These efforts may also divert management resources. These factors may materially and adversely harm our business and results of operations.
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
We market our products to small and medium-sized businesses. Customers in this market may be affected by economic downturns to a greater extent, and may have more limited financial resources, than larger or more established businesses. If customers in our cloud communications services markets experience financial hardship as a result of a weak economy, the demand for our services could be materially and adversely affected.
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
Our ability to compete effectively is dependent in large part upon the maintenance and protection of systems and software that we have developed internally based on open standards. While we own more than 120 issued U.S. patents (and a number of foreign patents) and more than 200 pending U.S. patent applications (and a number of foreign patent applications), we cannot patent much of the technology that is important to our business. Our pending patent applications may not be granted. Any issued patent that we own may be challenged, narrowed, invalidated, or circumvented. To date, we have relied on patent, copyright and trade secret laws, as well as confidentiality procedures and licensing arrangements, to establish and protect our rights to this technology. We typically enter into confidentiality agreements with our employees, consultants, customers, and vendors in an effort to control access to and distribution of technology, software, documentation, and other information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use this technology without authorization. Policing unauthorized use of this technology is difficult. The steps we take may not prevent misappropriation of the technology we rely on. In addition, effective protection may be unavailable or limited in some jurisdictions outside the United States, Canada, and the United Kingdom. Litigation may be necessary in the future to enforce or protect our rights or to determine the validity and scope of the rights of others. That litigation could cause us to incur substantial costs and divert resources away from our daily business, which in turn could materially adversely affect our business.
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
There has been substantial litigation in the cloud communications, UCaaS, VoIP, telecommunications, hosted services, and related industries regarding intellectual property rights and, given the rapid technological change in our industry and our continual development of new products and services, we and/or our commercial partners may be subject to infringement claims from time to time. For example, we may be unaware of filed patent applications and issued patents that could include claims that might be interpreted to cover our products and services. We have been subject to patent infringement claims in the past, are currently named as a defendant in several proceedings that relate to alleged patent infringement, and from time to time we receive letters from third parties offering an opportunity for us to obtain licenses to patents that may be relevant to our business or alleging that our services infringe upon third party patents or other intellectual property. See “Item 3. - Legal Proceedings-IP Matters.”
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
The regulatory framework for CPaaS services is not developed; future legislative, regulatory or judicial actions on CPaaS could adversely affect our business and expose us to liability.
In most countries where we offer CPaaS products, it is not clear how CPaaS fits into the communications regulatory framework. Regulators could claim that our CPaaS products are subject to licensing and substantive communications regulatory requirements or could modify their regulatory requirements to make it clear that CPaaS products are covered. Future legislative, judicial or other regulatory actions could have a negative effect on our business. If our CPaaS products become subject to the rules and regulations applicable to communications providers, we may incur significant litigation and compliance costs, and we may have to restructure our service offerings, exit certain markets, or raise the price of our services, any of which could cause our services to be less attractive to customers. In addition, future regulatory developments could increase our cost of doing business and limit our growth.
Customer misuse of our CPaaS products in violation of the Telephone Consumer Protection Act may cause us to face litigation risk.
The Telephone Consumer Protection Act of 1991 restricts telemarketing and the use of automatic SMS text messages without proper consent. The scope and interpretation of the laws that are or may be applicable to the delivery of text messages are continuously evolving and developing. If we do not comply with these laws or regulations or if we become liable under these laws or regulations due to the failure of our customers to comply with these laws by obtaining proper consent, we could face liability.
Our CPaaS products may be subject to governmental export controls and economic sanctions regulations that could impair our ability to compete in international markets due to licensing requirements and subject us to liability if we are not in compliance with applicable laws.
Our products and services may be subject to export control and economic sanctions regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department's Office of Foreign Assets Controls. Our products and services must be offered and sold in compliance with these laws and regulations. If we do not comply with these laws or regulations or if we become liable under these laws or regulations due to the failure of our customers to comply with these laws by obtaining proper consent, we could face liability. In addition, changes in our products or services, changes in applicable regulations, or change in the target of such regulations, could also result in decreased use of our products and services, or in our decreased ability to sell our products or provide our services to existing or prospective customers with international operations. Any decreased use of our products and services or limitation on our ability to export our products and provide our services could adversely affect our business, results of operations and financial condition.
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
Our CPaaS offerings may be subject to liability for historic and future sales, use and similar taxes, that may increase our costs or impact our product offerings.
In some United States tax jurisdictions in which we conduct operations, sales and use and telecommunications taxes could apply to our CPaaS products. Historically, we have not billed or collected these taxes from our CPaaS customers. It is possible that some tax jurisdictions may assert that such taxes are applicable to our CPaaS products, which could result in tax assessments, penalties and interest, and we may be required to collect such taxes on our CPaaS customers in the future. Such tax assessments, penalties and interest or future requirements may adversely affect our business, results of operations and financial condition. To the extent that we decide to collect such taxes from our CPaaS customers in the future, we may have some customers that question the incremental tax charges and some may seek to negotiate lower pricing from us, which could adversely affect our business, results of operations and financial condition.
The global scope of our operations may subject us to potentially adverse tax consequences.
We generally report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Intercompany relationships are subject to complex transfer pricing regulations in various jurisdictions. If revenue and taxing authorities disagree with positions we have taken we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. In addition, changes in tax laws of countries in which we do business could change on a prospective or retroactive basis, and any such changes could increase our liabilities for taxes, interest and penalties, and therefore could harm our business, cash flows, results of operations and financial position.
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
In the United States, there continues to be some uncertainty regarding whether suppliers of broadband Internet access have a legal obligation to allow their customers to access and use our service without interference. On February 26, 2015, the FCC adopted neutrality rules that would protect against interference by suppliers of broadband Internet access. Several parties filed appeals which are pending at the D.C. Circuit Court of Appeals. Oral arguments at the D.C. Circuit Court of Appeals were held on December 4, 2015. On June 14, 2016, the D.C. Circuit of Appeals denied the appeals. Several parties filed a petition for rehearing en banc on July 29, 2016.

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
On June 3, 2016, we entered into Amendment No. 1 to the Amended and Restated Credit Agreement (the “2016 Credit Facility”) consisting of a $125,000 senior secured term loan and a $325,000 revolving credit facility. The 2016 Credit Facility contains customary representations and warranties and affirmative covenants that limit our ability and/or the ability of certain of our subsidiaries to engage in specified types of transactions. These covenants and other restrictions may under certain circumstances limit, but not necessarily preclude, our and certain of our subsidiaries’ ability to, among other things:

>	consolidate or merge;

>	create liens;

>	incur additional indebtedness;

>	dispose of assets;

>	consummate acquisitions;

>	make investments; or

>	pay dividends and other distributions.
Under the 2016 Credit Facility, we are required to comply with the following financial covenants: specified maximum consolidated leverage ratio, specified minimum consolidated fixed coverage charge ratio, minimum cash position and maximum capital expenditures. Our ability to comply with such financial and other covenants may be affected by events beyond our control, so we may not be able to comply with these covenants. A breach of any such covenant could result in a default under the 2016 Credit Facility. In that case, the lenders could elect to declare due and payable immediately all amounts due under the 2016 Credit Facility, including principal and accrued interest.
Significant foreign currency exchange rate fluctuations could adversely affect our financial results.
Because our consolidated financial statements are presented in U.S. dollars, increases or decreases in the value of the U.S. dollar relative to other currencies in which we transact business could materially adversely affect our financial results. For example, Nexmo collects revenues in Euros, the strengthening of the U.S. dollar relative to the Euro adversely affects our revenue and operating results presented in U.S. dollars. In addition, on June 23, 2016, the United Kingdom (U.K.) held a referendum in which a majority of voters approved an exit from the European Union (E.U.), commonly referred to as "Brexit." As a result of the referendum, it is expected that the British government will begin negotiating the terms of the U.K.'s withdrawal from the E.U.  Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business, such as the British Pound, Euro and other currencies. Such strengthening of the U.S. dollar relative to other currencies may adversely affect our revenue and operating results. In addition, changes to U.K. border and immigration policy could likewise occur as a result of Brexit, affecting our U.K. operation's ability to recruit and retain employees from outside the U.K.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 2(a) and (b) are not applicable.
(c) Common stock repurchases (in thousands, except per share value):

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Program
April 1, 2016 - April 30, 2016	630	$4.63	630	$73,881
May 1, 2016 - May 31, 2016	4,827	$4.23	4,827	$53,471
June 1, 2016 - June 30, 2016	290	$4.92	290	$52,043
	5,747		5,747
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
During the three months ended June 30, 2016, we repurchased 5,747 shares of Vonage Holdings Corp. common stock for $24,754 using cash resources pursuant to the 2014 $100,000 repurchase program. The repurchases occurred in the open market and pursuant to a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934. As of June 30, 2016, approximately $52,043 remained of our 2014 $100,000 repurchase program.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

2.1
Agreement and Plan of Merger, dated May 5, 2016, by and among Vonage, Neptune Acquisition Corp., Nexmo and the Representative (incorporated by reference to the Current Report on Form 8-K filed by Vonage with the Securities and Exchange Commission on May 5, 2016). (2)

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated June 2, 2016, by and among Vonage, Neptune Acquisition Corp., Nexmo and the Representative (3)

10.1
Amendment No. 1 to Amended and Restated Credit Agreement, dated June 3, 2016, by and among Vonage America Inc., a Delaware corporation, Holdings, Citizens Bank, N.A., Fifth Third Bank, MUFG Union Bank, N.A., Silicon Valley Bank, SunTrust Bank, Keybank National Association, Santander Bank, N.A., Capital One National Association, First Niagara Bank, N.A., and JPMorgan Chase Bank, N.A., as Administrative Agent (4)

10.2	Nexmo Inc. 2011 Stock Plan (5)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101
The following financial statements from Vonage Holdings Corp.’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2016, filed with the Securities and Exchange Commission on August 2, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Stockholders’ Deficit; and (vi) the Notes to Consolidated Financial Statements.

(1) Filed herewith.
(2) Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on May 5, 2016.
(3) Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on June 6, 2016.
(4) Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on June 6, 2016.
(5) Incorporated by reference to Vonage Holding Corp.’s Registration Statement on Form S-8 (File No. 001-32887) filed on June 29, 2016.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VONAGE HOLDINGS CORP.

Dated:	August 3, 2016	By:	/s/ David T. Pearson
David T. Pearson Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

2.1
Agreement and Plan of Merger, dated May 5, 2016, by and among Vonage, Neptune Acquisition Corp., Nexmo and the Representative (incorporated by reference to the Current Report on Form 8-K filed by Vonage with the Securities and Exchange Commission on May 5, 2016). (2)

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated June 2, 2016, by and among Vonage, Neptune Acquisition Corp., Nexmo and the Representative (3)

10.1
Amendment No. 1 to Amended and Restated Credit Agreement, dated June 3, 2016, by and among Vonage America Inc., a Delaware corporation, Holdings, Citizens Bank, N.A., Fifth Third Bank, MUFG Union Bank, N.A., Silicon Valley Bank, SunTrust Bank, Keybank National Association, Santander Bank, N.A., Capital One National Association, First Niagara Bank, N.A., and JPMorgan Chase Bank, N.A., as Administrative Agent (4)

10.2	Nexmo Inc. 2011 Stock Plan (5)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101
The following financial statements from Vonage Holdings Corp.’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2016, filed with the Securities and Exchange Commission on August 2, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Stockholders’ Deficit; and (vi) the Notes to Consolidated Financial Statements.

(1) Filed herewith.
(2) Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on May 5, 2016.
(3) Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on June 6, 2016.
(4) Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on June 6, 2016.
(5) Incorporated by reference to Vonage Holding Corp.’s Registration Statement on Form S-8 (File No. 001-32887) filed on June 29, 2016.