Form 10-Q
period 2016-09-30
VONAGE HOLDINGS CORP
filed 2016-10-27
CIK 1272830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	October 21, 2016
Common Stock, par value $0.001	217,957,324	shares

VONAGE HOLDINGS CORP.

Financial Information Presentation
For the financial information discussed in this Quarterly Report on Form 10-Q, other than per share and per line amounts, dollar amounts are presented in thousands, except where noted.

Part I – Financial Information

Item 1.	Financial Statements
VONAGE HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 30, 2016	December 31, 2015
Assets	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,236	$57,726
Marketable securities	6,559	9,908
Accounts receivable, net of allowance of $2,633 and $1,091, respectively	33,259	19,913
Inventory, net of allowance of $189 and $686, respectively	4,440	5,542
Deferred customer acquisition costs, current	2,092	4,074
Deferred tax assets, current	23,985	23,985
Prepaid expenses and other current assets	21,192	15,659
Total current assets	124,763	136,807
Property and equipment, net	49,791	49,483
Goodwill	366,509	222,106
Software, net	22,082	20,710
Deferred customer acquisition costs, non-current	503	431
Debt related costs, net	2,504	2,053
Restricted cash	1,836	2,587
Intangible assets, net	214,578	138,199
Deferred tax assets, non-current	169,943	202,587
Other assets	2,779	9,603
Total assets	$955,288	$784,566
Liabilities and Stockholders’ Equity
Liabilities
Current liabilities:
Accounts payable	$27,345	$42,798
Accrued expenses	103,990	96,127
Deferred revenue, current portion	31,862	32,605
Current maturities of capital lease obligations	4,332	4,398
Current portion of notes payable	18,750	15,000
Total current liabilities	186,279	190,928
Indebtedness under revolving credit facility	229,000	119,000
Notes payable, net of debt related costs and current portion	95,702	76,392
Deferred revenue, net of current portion	531	851
Capital lease obligations, net of current maturities	226	3,363
Other liabilities, net of current portion in accrued expenses	2,816	5,291
Total liabilities	514,554	395,825
Commitments and Contingencies
Stockholders’ Equity
Common stock, par value $0.001 per share; 596,950 shares authorized at September 30, 2016 and December 31, 2015; 280,624 and 268,947 shares issued at September 30, 2016 and December 31, 2015, respectively; 217,640 and 214,280 shares outstanding at September 30, 2016 and December 31, 2015, respectively	283	270
Additional paid-in capital	1,294,600	1,224,947
Accumulated deficit	(637,114)	(655,020)
Treasury stock, at cost, 62,984 shares at September 30, 2016 and 54,667 shares at December 31, 2015	(217,040)	(179,779)
Accumulated other comprehensive income (loss)	5	(1,677)
Total stockholders’ equity	440,734	388,741
Total liabilities and stockholders’ equity	$955,288	$784,566

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Total revenues	$248,359	$223,360	$708,858	$664,948

Operating Expenses:
Cost of service (excluding depreciation and amortization of $7,460, $6,415, $21,278, and $18,144 respectively)	87,377	67,193	232,605	193,255
Cost of goods sold	8,591	8,206	26,009	25,613
Sales and marketing	83,731	88,028	246,676	257,977
Engineering and development	8,075	6,830	22,152	20,299
General and administrative	27,538	28,860	89,261	79,256
Depreciation and amortization	18,018	15,446	53,215	43,854
	233,330	214,563	669,918	620,254
Income from operations	15,029	8,797	38,940	44,694
Other Income (Expense):
Interest income	19	24	65	65
Interest expense	(3,974)	(2,222)	(9,477)	(6,245)
Other income (expense), net	(495)	(50)	(237)	(595)
	(4,450)	(2,248)	(9,649)	(6,775)
Income from continuing operations before income tax expense	10,579	6,549	29,291	37,919
Income tax expense	(1,501)	(3,116)	(11,385)	(16,290)
Income from continuing operations	9,078	3,433	17,906	21,629
Loss from discontinued operations	—	—	—	(1,615)
Loss on disposal, net of taxes	—	—	—	(824)
Discontinued operations	—	—	—	(2,439)
Net income	9,078	3,433	17,906	19,190
Plus: Net loss from discontinued operations attributable to noncontrolling interest	—	—	—	59
Net income attributable to Vonage	$9,078	$3,433	$17,906	$19,249
Net income per common share - continuing operations:
Basic	$0.04	$0.02	$0.08	$0.10
Diluted	$0.04	$0.02	$0.08	$0.10
Net loss per common share - discontinued operations attributable to Vonage:
Basic	$—	$—	$—	$(0.01)
Diluted	$—	$—	$—	$(0.01)
Net income attributable to Vonage per common share:
Basic	$0.04	$0.02	$0.08	$0.09
Diluted	$0.04	$0.02	$0.08	$0.09
Weighted-average common shares outstanding:
Basic	217,000	213,291	214,872	212,907
Diluted	234,868	225,182	227,499	222,820
The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$9,078	$3,433	$17,906	$19,190
Other comprehensive income:
Foreign currency translation adjustment	3,372	56	1,659	369
Discontinued operations cumulative translation adjustment	—	—	—	974
Unrealized gain (loss) on available-for-sale securities	(3)	1	23	(5)
Total other comprehensive income	3,369	57	1,682	1,338
Comprehensive income	12,447	3,490	19,588	20,528
Comprehensive income attributable to noncontrolling interest:
Comprehensive income	—	—	—	59
Total comprehensive income attributable to non-controlling interest	—	—	—	59
Comprehensive income attributable to Vonage	$12,447	$3,490	$19,588	$20,587

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income	$17,906	$19,190
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization and impairment charges	27,841	26,222
Amortization of intangibles	25,374	17,823
Deferred tax expense	8,930	13,478
Change in contingent consideration	(7,362)	—
Loss on foreign currency	—	1,358
Allowance for doubtful accounts	720	(8)
Allowance for obsolete inventory	514	1,362
Amortization of debt related costs	800	743
Share-based expense	27,128	20,081
Non-controlling interest	—	907
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,244)	(1,991)
Inventory	582	1,076
Prepaid expenses and other current assets	(2,161)	(4,567)
Deferred customer acquisition costs	1,906	677
Other assets	201	(1,357)
Accounts payable	(17,252)	(8,700)
Accrued expenses	(11,868)	(1,492)
Deferred revenue	(2,785)	(2,066)
Other liabilities	25	890
Net cash provided by operating activities	65,255	83,626
Cash flows from investing activities:
Capital expenditures	(19,980)	(9,578)
Purchase of intangible assets	—	(2,500)
Purchase of marketable securities	(5,664)	(7,255)
Maturities and sales of marketable securities	9,036	4,875
Acquisition and development of software assets	(8,987)	(7,932)
Acquisition of businesses, net of cash acquired	(163,093)	(116,890)
Decrease in restricted cash	791	997
Net cash used in investing activities	(187,897)	(138,283)
Cash flows from financing activities:
Principal payments on capital lease obligations	(7,453)	(2,515)
Principal payments on notes and revolving credit facility	(48,125)	(13,750)
Proceeds received from draw down of revolving credit facility and issuance of notes payable	181,250	102,000
Debt related costs	(1,316)	(2,007)
Common stock repurchases	(32,902)	(15,911)
Proceeds from exercise of stock options	6,169	6,010
Net cash provided by financing activities	97,623	73,827
Effect of exchange rate changes on cash	529	(190)
Net change in cash and cash equivalents	(24,490)	18,980
Cash and cash equivalents, beginning of period	57,726	40,797
Cash and cash equivalents, end of period	$33,236	$59,777
Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$8,216	$5,426
Income taxes	$5,165	$2,104
Non-cash transactions during the periods for:
Common stock repurchases	$—	$—
Issuance of common stock in connection with acquisition of business	$31,591	$5,578
Purchase of intangible assets	$—	$5,000
Contingent consideration in connection with acquisition of business	$16,472	$—
Assumption of options in connection with acquisition of business	$4,779	$—
The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2015	$270	$1,224,947	$(655,020)	$(179,779)	$(1,677)	$388,741
Stock option exercises	6	6,163				6,169
Share-based expense		27,128				27,128
Share-based award activity				(4,359)		(4,359)
Common stock repurchases				(32,902)		(32,902)
Acquisition of business	7	36,362				36,369
Foreign currency translation adjustment					1,659	1,659
Unrealized loss on available-for-sale securities					23	23
Net income			17,906			17,906
Balance at September 30, 2016	$283	$1,294,600	$(637,114)	$(217,040)	$5	$440,734

The accompanying notes are an integral part of the consolidated financial statements.

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 1.    Basis of Presentation and Significant Accounting Policies
Nature of Operations
Vonage Holdings Corp. (“Vonage”, “Company”, “we”, “our”, “us”) is incorporated as a Delaware corporation. We are a leading provider of cloud communications services for business. We transform the way people work and businesses operate through a portfolio of cloud-based communications solutions that enable internal collaboration among employees, while also keeping companies closely connected with their customers, across any mode of communication, on any device.
Through our Nexmo subsidiary, we are a global leader in the Communications-Platform-as-a-Service (“CPaaS”) segment of the cloud communications market. We provide innovative communication application program interfaces (“APIs”) for text messaging and voice communications, allowing developers and enterprises to embed contextual communications into mobile apps, websites and business workflows via text, social media, chat apps and voice. Nexmo has a global network of interconnected carriers delivering its API-based communications platform, enabling businesses to communicate with their customers reliably and with ease, no matter where in the world they are located.
We also provide a robust suite of feature-rich residential communication solutions.
Customers in the United States represented 93% of our combined subscriber lines and seats at September 30, 2016, with the balance in Canada and the United Kingdom. In addition, Nexmo has operations in the United States, United Kingdom, Hong Kong, and Singapore, and provides CPaaS solutions to our customers located in many countries around the world.
Unaudited Interim Financial Information
The accompanying unaudited interim consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations, cash flows, and statement of stockholders’ equity for the periods presented. The results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year.
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

•	assumptions used in determining the need for, and amount of, a valuation allowance on net deferred tax assets; and

•	assumptions used in determining the contingent consideration in connection with the Nexmo acquisition.
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
Our recently acquired subsidiary, Nexmo, provides CPaaS solutions to our customers. Through Nexmo, we provide innovative communication APIs for text messaging and voice communications, allowing developers and enterprises to embed contextual communications into mobile apps, websites and business workflows via text, social media, chat apps and voice. Nexmo has a global network of interconnected carriers delivering its API-based communications platform, enabling businesses to communicate with their customers reliably and with ease, no matter where in the world they are located.

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Nexmo has two types of revenue activities:
Revenue is primarily derived from supplying messaging (SMS and Voice) services to customers. Revenue is recognized in the period when messages are sent by the customer. Revenue is recognized based on the price on the website pricing page or as otherwise agreed with the customer.
Our trading customers operate within the communications industry as service providers or bulk SMS aggregators. With our trading business, we sell to trading specialists who are delivering voice or SMS messages on behalf of their customers. Typically, trade is based on single supply route and margins, which are effectively fixed at a deal level, represent the value of the transaction to us. As such, for the trading business we record revenue on a net basis.

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
Engineering and Development Expenses
Engineering and development expenses primarily include personnel and related costs for developers responsible for new products, and software engineers maintaining and enhancing existing products. These costs have been reclassified from selling, general and administrative expenses. Research and development costs related to new product development included in engineering and development were $6,234 and $4,706 for the three months ended September 30, 2016 and 2015 and $16,544 and $13,405 for the nine months ended September 30, 2016 and 2015, respectively.
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
Goodwill
Goodwill acquired in the acquisition of a business is accounted for based upon the excess fair value of consideration transferred over the fair value of net assets acquired in the business combination. Goodwill is tested for impairment on an annual basis on October 1st and, when specific circumstances dictate, between annual tests. When impaired, the carrying value of goodwill is written down to fair value. The goodwill impairment test involves evaluating qualitative information to determine if it is more than 50% likely that the fair value of a reporting unit is less than its carrying value. If such a determination is made, then the traditional two-step goodwill impairment test described below must be applied. The first step, identifying a potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. The second step, measuring the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Any excess of the reporting unit goodwill carrying value over the respective implied fair value is recognized as an impairment loss. There was no impairment of goodwill for the three and nine months ended September 30, 2016.
Intangible Assets
Intangible assets acquired in the settlement of litigation or by direct purchase are accounted for based upon the fair value of assets received.
Purchased-intangible assets are accounted for based upon the fair value of assets received. Purchased-intangible assets are amortized on a straight-line or accelerated basis over the periods of benefit, ranging from two to ten years. We perform a review of purchased-intangible assets whenever events or changes in circumstances indicate that the useful life is shorter than we had originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, we assess the recoverability of purchased-intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life of the asset is shorter than originally estimated, we accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. There was no impairment of purchased-intangible assets identified for the three and nine months ended September 30, 2016.
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
Income Taxes
We recognize deferred tax assets and liabilities at enacted income tax rates for the temporary differences between the financial reporting bases and the tax bases of our assets and liabilities. Any effects of changes in income tax rates or tax laws are included in the provision for income taxes in the period of enactment. Our net deferred tax assets primarily consist of net operating loss carry forwards (“NOLs”). We are required to record a valuation allowance against our net deferred tax assets if we conclude that it is more likely than not that taxable income generated in the future will be insufficient to utilize the future income tax benefit from our net deferred tax assets (namely, the NOLs) prior to expiration. We periodically review this conclusion, which requires significant management judgment. If we are able to conclude in a future period that a future income tax benefit from our net deferred tax assets has a greater than 50 percent likelihood of being realized, we are required in that period to reduce the related valuation allowance with a corresponding decrease in income tax expense. This would result in a non-cash benefit to our net income in the period of the determination. We periodically review this conclusion, which requires significant management judgment. In the future, if available evidence changes our conclusion that it is more likely than not that we will utilize our net deferred tax assets prior to their expiration, we will make an adjustment to the related valuation allowance and income tax expense at that time. In subsequent periods, we would expect to recognize income tax expense equal to our pre-tax income multiplied by our effective income tax rate, an expense that was not recognized prior to the reduction of the valuation allowance. Our effective rate may differ from the federal statutory rate due, in part, to our foreign operations and certain discrete period items. The 2016 estimated annual effective tax rate is expected to approximate 39%, but may fluctuate due to the timing of other discrete period transactions including changes in the contingent consideration in connection with the Nexmo acquisition.
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

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The following table presents the assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Level 1 Assets
Money market fund (1)	$2	$57
Level 2 Assets
Available-for-sale securities (2)	$6,559	$9,908
Level 3 Liabilities
Contingent consideration (3)	$9,110	$—

(1) Included in cash and cash equivalents on our consolidated balance sheet.
(2) Included in marketable securities on our consolidated balance sheet.
(3) Included in accrued expenses on our consolidated balance sheet.

The following summarizes the changes in liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Nine Months Ended
September 30, 2016
Beginning balance	$—
Initial contingent consideration at fair value	16,472
Change in fair value included in net income attributable to Vonage	(7,362)
Ending balance	$9,110

Our contingent consideration liability is valued using a discounted cash flow valuation method encompassing significant unobservable inputs. The inputs include estimated revenue scenarios for the applicable performance periods, probability weightings assigned to revenue scenarios and the discount rate applied. Nexmo shareholders may earn a contingent consideration of up to $20,000, subject to the achievement of certain performance targets during the 12 month period following the closing of the transaction. The contingent consideration payable to the holders of Nexmo stock is determined based on (i) the achievement of certain revenue targets for the calendar year 2016, and (ii) Nexmo’s revenues received from its top customers following the closing. The contingent consideration may be in the form of cash, a number of shares of Vonage common stock or a combination thereof, at our sole discretion. We estimated using probability weighting that the value of the contingent consideration was $17,840 at the acquisition date and included that amount in acquisition cost at the net present value amount of $16,472. As of September 30, 2016, we have adjusted our probability weighting based upon updated information and have reduced the value of the contingent consideration to $9,866 with a net present value of $9,110. This reduction in the contingent consideration of $7,362 was recorded in general and administrative expenses.
Fair Value of Other Financial Instruments
The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, approximate fair value because of their short maturities. The carrying amounts of our capital leases approximate fair value of these obligations based upon management’s best estimates of interest rates that would be available for similar debt obligations at September 30, 2016 and December 31, 2015. We believe the fair value of our debt at September 30, 2016 was approximately the same as its carrying amount as market conditions, including available interest rates, credit spread relative to our credit rating, and illiquidity, remain relatively unchanged from the issuance date of our debt on June 3, 2016 for a similar debt instrument.

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Foreign Currency
Generally, the functional currency of our non-United States subsidiaries is the local currency. However, the functional currency of Nexmo's United States's subsidiary is the euro. The financial statements of these subsidiaries are translated to United States dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs, and expenses. Translation gains and losses are deferred and recorded in accumulated other comprehensive income as a component of stockholders’ equity.
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

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The following table sets forth the computation for basic and diluted net income per share for the three and nine months ended September 30, 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator
Income from continuing operations	$9,078	$3,433	$17,906	$21,629

Discontinued operations	—	—	$—	$(2,439)
Plus: Net loss from discontinued operations attributable to noncontrolling interest	$—	$—	$—	$59
Loss from discontinued operations attributable to Vonage	$—	$—	$—	$(2,380)

Net income attributable to Vonage	$9,078	$3,433	$17,906	$19,249
Denominator
Basic weighted average common shares outstanding	217,000	213,291	214,872	212,907
Dilutive effect of stock options and restricted stock units	17,868	11,891	12,627	9,913
Diluted weighted average common shares outstanding	234,868	225,182	227,499	222,820
Basic net income per share
Basic net income per share-from continuing operations	$0.04	$0.02	$0.08	$0.10
Basic net loss per share-from discontinued operations attributable to Vonage	$—	$—	$—	$(0.01)
Basic net income per share-net income attributable to Vonage	$0.04	$0.02	$0.08	$0.09
Diluted net income per share
Diluted net income per share-from continuing operations	$0.04	$0.02	$0.08	$0.10
Diluted net loss per share-from discontinued operations attributable to Vonage	$—	$—	$—	$(0.01)
Diluted net income per share-net income attributable to Vonage	$0.04	$0.02	$0.08	$0.09

For the three and nine months ended September 30, 2016, the following were excluded from the calculation of diluted earnings per common share because of their anti-dilutive effects:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Restricted stock units	8,130	6,616	11,120	7,171
Stock options	9,766	13,362	12,017	14,785
	17,896	19,978	23,137	21,956
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
In November 2015, FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes". This ASU simplifies the presentation of deferred income taxes and requires deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. This ASU may be applied either prospectively or retrospectively to all periods presented. The adoption of ASU 2015-17 will not have a material impact on our consolidated financial statements and related disclosures.
In July 2015, FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory". This ASU applies to inventory that is measured using first-in, first-out ("FIFO") or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predicable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, first-out ("LIFO") or the retail inventory. This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption on permitted at the beginning of an interim and annual reporting period. The adoption of ASU 2015-11 will not have a material impact on our consolidated financial statements and related disclosures.

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 2.    Supplemental Balance Sheet Account Information
Prepaid expenses and other current assets

	September 30, 2016	December 31, 2015
Nontrade receivables	$4,040	$2,113
Services	3,041	8,066
Telecommunications	9,339	3,138
Insurance	1,444	939
Marketing	2,456	779
Other prepaids	872	624
Prepaid expenses and other current assets	$21,192	$15,659

Property and equipment, net

	September 30, 2016	December 31, 2015
Building (under capital lease)	$25,709	$25,709
Network equipment and computer hardware	97,946	89,025
Leasehold improvements	50,641	48,872
Customer premise equipment	8,508	7,292
Furniture	3,949	2,508
Vehicles	203	214
	186,956	173,620
Less: accumulated depreciation and amortization	(137,165)	(124,137)
Property and equipment, net	$49,791	$49,483

Customer premise equipment, net

	September 30, 2016	December 31, 2015
Customer premise equipment	$8,508	$7,292
Less: accumulated depreciation	(3,555)	(2,068)
Customer premise equipment, net	$4,953	$5,224

Software, net

	September 30, 2016	December 31, 2015
Purchased	$71,797	$67,248
Licensed	—	909
Internally developed	36,222	36,088
	108,019	104,245
Less: accumulated amortization	(85,937)	(83,535)
Software, net	$22,082	$20,710

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Debt related costs, net

	September 30, 2016	December 31, 2015
Debt related costs related to Revolving Credit Facility	$5,965	$5,044
Less: accumulated amortization	(3,461)	(2,991)
Debt related costs, net	$2,504	$2,053

Restricted cash

	September 30, 2016	December 31, 2015
Letter of credit-lease deposits	$1,577	$2,498
Cash reserves	259	89
Restricted cash	$1,836	$2,587

Intangible assets, net

	September 30, 2016	December 31, 2015
Customer relationships	$178,509	$92,609
Developed technology	89,462	75,694
Patents and patent licenses	20,164	20,164
Trademarks	560	560
Trade names	1,890	760
Non-compete agreements	3,905	2,933
Intangible assets, gross	294,490	192,720

Customer relationships	(34,693)	(21,777)
Developed technology	(28,068)	(18,880)
Patents and patent licenses	(14,113)	(12,066)
Trademarks	(560)	(543)
Trade names	(613)	(260)
Non-compete agreements	(1,865)	(995)
Less: accumulated amortization	(79,912)	(54,521)

Customer relationships	143,816	70,832
Developed technology	61,394	56,814
Patents and patent licenses	6,051	8,098
Trademarks	—	17
Trade names	1,277	500
Non-compete agreements	2,040	1,938
Intangible assets, net	$214,578	$138,199

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Other assets

	September 30, 2016	December 31, 2015
Long term non-trade receivable	—	6,623
Others	2,779	2,980
Other assets	$2,779	$9,603

Accrued expenses

	September 30, 2016	December 31, 2015
Compensation and related taxes and temporary labor	$28,579	$33,196
Marketing	17,593	24,891
Taxes and fees	14,391	11,808
Contingent consideration	13,069	—
Telecommunications	14,814	9,111
Other accruals	9,299	11,546
Customer credits	2,177	1,779
Professional fees	2,900	2,080
Accrued interest	125	22
Inventory	733	1,514
Credit card fees	310	180
Accrued expenses	$103,990	$96,127

Accumulated other comprehensive income (loss)

	September 30, 2016	December 31, 2015
Foreign currency translation adjustment	3	(1,656)
Unrealized gain (loss) on available-for sale securities	2	(21)
Accumulated other comprehensive income (loss)	$5	$(1,677)

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 3.    Supplemental Income Statement Account Information
Amounts included in revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
USF fees	$19,705	$19,278	$58,934	$56,821
Disconnect fees, net of credits and bad debt	$323	$88	$1,333	$450
Initial activation fees	$137	$184	$447	$592
Customer equipment rental	$1,291	$945	$3,572	$2,627
Customer equipment fees	$2,249	$1,635	$6,035	$4,159
Equipment recovery fees	$15	$24	$59	$56
Shipping and handling fees	$710	$638	$1,889	$1,862

Amount included in cost of services

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
USF costs	$19,705	$19,288	$58,934	$56,831

Amount included in cost of goods sold

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Shipping and handling cost	$1,443	$1,382	$4,212	$3,941

Amount included in sales and marketing

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Advertising costs	$18,765	$24,999	$55,723	$79,827

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Amounts included in general and administrative expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Acquisition related transaction costs	$(68)	$1,854	$5,082	$2,514
Change in contingent consideration	$(7,362)	$—	$(7,362)	$—
Organizational transformation	$2,435	$—	$2,435	$—
Acquisition related integration costs	$—	$—	$—	$25
Acquisition related consideration accounted for as compensation	$6,655	$—	$9,967	$—

Depreciation and amortization expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Network equipment and computer hardware	$3,798	$3,144	$11,538	$9,092
Software	2,530	3,227	7,850	9,559
Capital leases	550	550	1,650	1,650
Other leasehold improvements	1,367	1,345	4,073	3,836
Customer premise equipment	678	578	1,956	1,543
Furniture	277	107	652	299
Vehicles	18	18	54	51
Patents	682	436	2,046	1,058
Trademarks	—	18	18	54
Customer relationships	4,126	2,626	12,903	7,083
Acquired technology	3,431	3,044	9,186	8,761
Trade names	175	30	351	80
Non-compete agreements	342	323	870	787
	17,974	15,446	53,147	43,853
Property and equipment impairments	44	—	68	1
Software impairments	—	—	—	—
Depreciation and amortization expense	$18,018	$15,446	$53,215	$43,854

Amount included in interest expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Debt related costs amortization	$283	$279	$800	$743

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Amount included in other income (expense), net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net loss resulting from foreign exchange transactions	$(497)	$(59)	$(246)	$(613)

Note 4.    Long-Term Note and Revolving Credit Facility
A schedule of long-term note and revolving credit facility at September 30, 2016 and December 31, 2015 is as follows:

	September 30, 2016	December 31, 2015
2.50-3.00% Term note - due 2019, net of debt related costs	—	76,392
2.50-3.00% Revolving credit facility - due 2019	—	119,000
2.50-3.25% Term note - due 2020, net of debt related costs	95,702	—
2.50-3.25% Revolving credit facility - due 2020	229,000	—
Total Long-term note and revolving credit facility	$324,702	$195,392

At September 30, 2016, future payments under term note obligations over each of the next five years and thereafter were as follows:

Term Note
2016	$4,687
2017	18,750
2018	18,750
2019	18,750
2020	54,688
Minimum future payments of principal	115,625
Less: unamortized debt related costs	1,173
current portion	18,750
Long-term portion	$95,702

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
Repayments
We made mandatory repayments of $9,375 under the term note for the nine months ended September 30, 2016. In addition, we repaid the $25,000 outstanding under the revolving credit facility for the nine months ended September 30, 2016.
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
As of September 30, 2016, we were in compliance with all covenants, including financial covenants, for the 2016 Credit Facility.
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
Repayments
We made mandatory repayment of $3,750 under the term note for the nine months ended September 30, 2016 and $7,500 under the term note for the year ended December 31, 2015. In addition, we repaid the $10,000 outstanding under the revolving credit facility for the nine months ended September 30, 2016 and $30,000 outstanding under the revolving credit facility for the year ended December 31, 2015.
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
We repurchased the following shares of common stock with cash resources under the 2014 $100,000 repurchase program during the three and three months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Shares of common stock repurchased	—	372	7,400	3,320
Value of common stock repurchased	$—	$1,821	$32,762	$15,195
As of September 30, 2016, $52,043 remained of our 2014 $100,000 repurchase program. The repurchase program expires on December 31, 2018 but may be suspended or discontinued at any time without notice.
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
A request for reexamination of the validity of the ‘722 Patent was filed on September 12, 2012 by Cisco. Cisco’s request was granted on November 28, 2012. On March 24, 2014, the United States Patent and Trademark Office issued an Action Closing Prosecution, confirming its rejection of all claims of the ‘722 patent. Bear Creek’s November 14, 2014 appeal of that decision to the Patent Trial and Appeal Board was denied on December 29, 2015. Bear Creek appealed the Board’s decision to the United States Court of Appeals for the Federal Circuit. Briefing on the appeal is complete.
RPost Holdings, Inc. On August 24, 2012, RPost Holdings, Inc., RPost Communications Limited, and RMail Limited (collectively, “RPost”) filed a lawsuit against StrongMail Systems, Inc. (“StrongMail”) in the United States District Court for the Eastern District of Texas alleging that StrongMail’s products and services, including its electronic mail marketing services, are covered by United States Patent Nos. 8,224,913, 8,209,389, 8,161,104, 7,966,372, and 6,182,219. On February 11, 2013, RPost filed an amended complaint, adding 27 new defendants, including Vonage America Inc. RPost’s amended complaint alleges willful infringement of the RPost patents by Vonage and each of the other new defendants because they are customers of StrongMail. StrongMail has agreed to fully defend and indemnify Vonage in this lawsuit. Vonage answered the complaint on May 7, 2013. On September 17, 2015, the Court ordered the consolidation for pre-trial purposes of this case with other cases by RPost. The lead case has been administratively closed and stayed since January 30, 2014 due to multiple pending actions by third parties regarding ownership of the patents at issue. On September 1, 2016, the parties in the consolidated actions filed a joint notice regarding status

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

of the co-pending actions. Plaintiffs requested that the stay be lifted, while defendants maintain that the stay should remain in place.
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
Cisco petitioned for inter partes review of the ‘247 patent on November 25, 2014, which was granted on May 20, 2015. On May 18, 2016, the Patent Office issued a Final Written Decision, finding all challenged claims of the ‘247 patent to be invalid. AIP filed a Notice of Appeal to the Federal Circuit on July 18, 2016. AIP’s opening brief is due December 15, 2016.
Commercial Litigation
Merkin & Smith, et al.  On September 27, 2013, Arthur Merkin and James Smith filed a putative class action lawsuit against Vonage America, Inc. in the Superior Court of the State of California, County of Los Angeles, alleging that Vonage violated California’s Unfair Competition Law by charging its customers fictitious 911 taxes and fees. On October 30, 2013, Vonage filed a notice removing the case to the United States District Court for the Central District of California. On November 26, 2013, Vonage filed its Answer to the Complaint. On December 4, 2013, Vonage filed a Motion to Compel Arbitration, which the Court denied on February 4, 2014. On March 5, 2014, Vonage appealed that decision to the United States Court of Appeals for the Ninth Circuit. On March 26, 2014, the district court proceedings were stayed pending the appeal. On February 29, 2016, the Ninth Circuit reversed the district court’s ruling and remanded with instructions to grant the motion to compel arbitration. On March 22, 2016, Merkin and Smith filed a petition for rehearing. On May 4, 2016, the Ninth Circuit withdrew its February 29, 2016 decision and issued a new order reversing the district court’s order and remanded with instructions to compel arbitration. The Ninth Circuit also declared as moot the petition for rehearing. On June 27, 2016, the lower court stayed the case pending arbitration. A joint status report is due to the District Court by December 23, 2016.
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
Federal - Net Neutrality
Clear and enforceable net neutrality rules make it more difficult for broadband Internet service providers to block or discriminate against Vonage service. In addition, explicitly applying net neutrality rules to wireless broadband Internet service providers could create greater opportunities for VoIP applications that run on wireless broadband Internet service. In December

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

2010, the FCC adopted net neutrality rules that applied strong net neutrality rules to wired broadband Internet service providers and limited rules to wireless broadband Internet service providers. On January 14, 2014, the D.C. Circuit Court of Appeals vacated a significant portion of the 2010 rules. On May 15, 2014, the FCC issued a Notice of Proposed Rulemaking (NPRM) proposing new net neutrality rules. After public response to the NPRM, the FCC adopted new neutrality rules on February 26, 2015. These rules prohibit broadband Internet service providers from: (1) blocking or throttling lawful content applications, or services; (2) imposing paid prioritization arrangements; and (3) unreasonably interfering or unreasonably disadvantaging consumers or edge providers. In addition, broadband Internet service providers are required to make certain disclosures regarding their network management practices, network performance, and commercial terms. These net neutrality rules apply the same requirements to wired and wireless broadband Internet service providers. Several parties have filed appeals which are pending at the D.C. Circuit Court of Appeals. Oral arguments at the D.C. Circuit Court of Appeals were held on December 4, 2015. On June 14, 2016, the D.C. Circuit of Appeals denied the appeals. Several parties filed a petition for rehearing en banc on July 29, 2016. The petition is pending.
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
Federal - Privacy Rules
On April 1, 2016, the FCC issued a Notice of Proposed Rulemaking (NPRM) that proposed the adoption of privacy rules for providers of broadband Internet access service and updating its rules for voice services to make them consistent with the proposed privacy rules for broadband Internet access services. In addition to regulating customer proprietary network information (CPNI), a category of information that the FCC has traditionally regulated for voice services, the FCC proposed to regulate use of customer personal information (PI), a broader set of information than CPNI, by broadband and voice service providers. Further, the NPRM would regulate voice and broadband provider privacy policies and data security practices, including imposing vicarious liability

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

for vendors who handle PI and CPNI on behalf of a broadband or voice provider. Finally, the NPRM would impose another data breach reporting notification obligation on voice and broadband providers on top of existing state data breach notification requirements. The FCC is scheduled to vote on its proposed new privacy rules at its October 27, 2016 open meeting.
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
Stand-by Letters of Credit
We had stand-by letters of credit totaling $1,577 and $2,498, as of September 30, 2016 and December 31, 2015, respectively.
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
Vendor Commitments
We have committed to purchase software license from a vendor. We have committed to pay this vendor approximately $100 in 2016 and $400 in 2017 and 2018, and $250 in 2019, respectively.
We have committed to purchase carrier operation services from a vendor. We have committed to pay this vendor approximately $1,900 in 2017, 2018, and 2019, respectively.
We have committed to lease a co-location facility from a vendor. We have committed to pay this vendor approximately $300 in 2016 and $1,300 in 2017 and 2018, and $500 in 2019, respectively.
We have committed to purchase efax service from a vendor. We have committed to pay this vendor approximately $300 in 2016 and $1,200 in 2017, and $800 in 2018, respectively.
State and Municipal Taxes
In accordance with generally accepted accounting principles, we make a provision for a liability for taxes when it is both probable that a liability has been incurred and the amount of the liability or range of liability can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. For a period of time, we did not collect or remit state or municipal taxes (such as sales, excise, utility, use, and ad valorem taxes), fees or surcharges (“Taxes”) on the charges to our customers for our services, except that we historically complied with the New Jersey sales tax. We have received inquiries or demands from a number of state and municipal taxing and 911 agencies seeking payment of Taxes that are applied to or collected from customers of providers of traditional public switched telephone network services. Although we have consistently maintained

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

that these Taxes do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations, we are now collecting and remitting sales taxes in certain of those states including a number of states that have changed their statutes to expressly include VoIP. In addition, many states address how VoIP providers should contribute to support public safety agencies, and in those states we remit fees to the appropriate state agencies. We could also be contacted by state or municipal taxing and 911 agencies regarding Taxes that do explicitly apply to VoIP and these agencies could seek retroactive payment of Taxes. As such, we have a reserve of $1,763 as of September 30, 2016 as our best estimate of the potential tax exposure for any retroactive assessment. We believe the maximum estimated exposure for retroactive assessments is approximately $2,600 as of September 30, 2016.
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
Under the agreement, Nexmo shareholders will receive consideration of $231,122, with an additional earn-out opportunity (the "contingent consideration") of up to $20,000 contingent upon Nexmo achieving certain performance targets. Of the consideration, $194,684 (net of cash acquired of $16,094) was paid at close, consisting of $163,093 of cash (net of $16,094 of cash acquired) and 6,823 in shares of Vonage common stock valued at $31,591. The remaining $36,438 of the $231,122 purchase price is in the form of restricted cash, restricted stock and options held by Nexmo management and employees (the "Employee Payout Amount"), subject to vesting requirements over time and to be amortized to compensation expense quarterly until vested. We financed the transaction with $179,000 from our 2016 Credit Facility. The purchase price is subject to adjustments pursuant to the merger agreement for closing cash and working capital of Nexmo, reductions for indebtedness and transaction expenses of Nexmo that remained unpaid as of closing, and escrow fund deposits. The aggregate consideration will be allocated among Nexmo equityholders.
The consideration was allocated to acquisition cost as follows:

Cash paid at closing (inclusive of cash acquired of $16,094)	$179,186
Stock paid at closing	31,591
Contingent consideration (described below)	16,472
Employee Payout Amount (described below)	4,779
Acquisition Cost	$232,028
In addition, Nexmo shareholders may earn a contingent consideration of up to $20,000, subject to the achievement of certain performance targets during the 12 month period following the closing of the transaction. The contingent consideration payable to the holders of Nexmo stock is determined based on (i) the achievement of certain revenue targets for the calendar year 2016, and (ii) Nexmo’s revenues received from its top customers following the closing. The contingent consideration may be in the form of cash, a number of shares of Vonage common stock or a combination thereof, at our sole discretion. We estimated using probability weighting that the value of the contingent consideration is $17,840 at the acquisition date and included that amount in acquisition cost at the net present value amount of $16,472. As of September 30, 2016, we have adjusted our probability weighting based upon updated information and have reduced the value of the contingent consideration to $9,866 with a net present value of $9,110. This reduction in the contingent consideration of $7,362 was recorded in general and administrative expenses.
In addition, Nexmo management and employees may earn an Employee Payout Amount of $36,438 attributable to restricted cash, restricted stock and assumed options, of which $4,779 is included in acquisition cost as service had been provided pre-acquisition and $31,659 will be recorded as post-acquisition expense assuming all amounts vest, of which $31,087 will be recorded as compensation expense and $572 will be recorded as interest expense as continued employment is a condition of receiving consideration.

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The post-acquisition expense will be recorded as follows:

	Restricted Stock	Restricted Cash	Assumed Options	Interest Expense	Total
2016	$7,380	$6,353	$2,700	$255	$16,688
2017	6,197	5,383	1,293	271	13,144
2018	661	620	424	46	1,751
2019	—	—	76	—	76
Total	$14,238	$12,356	$4,493	$572	$31,659
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
The table below summarizes the Nexmo assets acquired and liabilities assumed as of June 3, 2016:

Estimated Fair Value
Assets
Current assets:
Cash and cash equivalents	$16,094
Accounts receivable	8,764
Prepaid expenses and other current assets	3,427
Total current assets	28,285
Property and equipment	757
Software, net	242
Intangible assets	101,770
Restricted cash	51
Total assets acquired	131,105

Liabilities
Current liabilities:
Accounts payable	1,841
Accrued expenses	8,080
Deferred revenue, current portion	1,735
Total current liabilities	11,656
Deferred tax liabilities, net, non-current	30,129
Total liabilities assumed	41,785

Net identifiable assets acquired	89,320
Goodwill	142,708
Total purchase price	$232,028

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The intangible assets as of the closing date of the acquisition included:

Amount
Customer relationships	$85,900
Developed technologies	13,768
Non-compete agreements	972
Trade names	1,130
$101,770
Indications of fair value of the intangible assets acquired in connection with the acquisition were determined using either the income, market or replacement cost methodologies. The intangible assets are being amortized over periods which reflect the pattern in which economic benefits of the assets are expected to be realized. The customer relationships are being amortized on an accelerated basis over an estimated useful life of twelve years, the developed technologies are being amortized on an accelerated basis over an estimated useful life of eight years, the non-compete agreements are being amortized on a straight-line basis over three years, and trade names are being amortized on a straight-line basis over two years.
In addition, we recorded a deferred tax liability of $36,408 related to the $101,770 of identified intangible assets that will be amortized for financial reporting purposes but not for tax purposes and a deferred tax asset of $6,279 related to NOLs.
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
We acquired iCore for $92,689 in cash consideration, subject to adjustments pursuant to the merger agreement for closing cash and working capital of iCore, reductions for indebtedness and transaction expenses of iCore that remained unpaid as of closing, and escrow fund deposits. We financed the transaction with $10,689 of cash and $82,000 from our 2015 revolving credit facility. The aggregate consideration was allocated among iCore equity holders.
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
The acquisition price was allocated to the tangible and identified intangible assets acquired and liabilities assumed as of the closing date. The fair values assigned to identifiable intangible assets assumed was based on management’s estimates and

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

assumptions. The estimated fair values of the identified current assets, property and equipment, software and other assets acquired and current liabilities assumed are finalized as of September 30, 2016.
The table below summarizes the iCore assets acquired and liabilities assumed as of August 31, 2015:

Estimated Fair Value
Assets
Current assets:
Cash and cash equivalents	$1,014
Accounts receivable	1,492
Inventory	191
Prepaid expenses and other current assets	1,017
Total current assets	3,714
Property and equipment	4,437
Software	281
Intangible assets	38,064
Restricted cash	183
Other assets	195
Total assets acquired	46,874

Liabilities
Current liabilities:
Accounts payable	3,344
Accrued expenses	3,979
Deferred revenue, current portion	576
Current maturities of capital lease obligations	557
Total current liabilities	8,456
Capital lease obligations, net of current maturities	552
Deferred tax liabilities, net, non-current	8,487
Total liabilities assumed	17,495

Net identifiable assets acquired	29,379
Goodwill	63,310
Total purchase price	$92,689
The intangible assets as of the closing date of the acquisition included:

Amount
Customer relationships	$37,720
Non-compete agreements	104
Trade names	240
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
We acquired Simple Signal for $25,578, including 1,111 shares of Vonage common stock (which shares had an aggregate value of approximately $5,578 based upon the closing stock price on April 1, 2015) and cash consideration of $20,000, subject to adjustments pursuant to the merger agreement for closing cash and working capital of Simple Signal, reductions for indebtedness and transaction expenses of Simple Signal that remained unpaid as of closing, and escrow fund deposits. We financed the transaction with $20,000 from our 2014 revolving credit facility. The aggregate consideration was allocated among Simple Signal equityholders.
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

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Pro forma financial information
The following unaudited supplemental pro forma information presents the combined historical results of operations of Vonage and Nexmo for the nine months ended September 30, 2016 and September 30, 2015, as if the Acquisitions had been completed at January 1, 2015.

	Nine Months Ended
	September 30,
	2016	2015
Revenue	$743,083	$709,744
Net income attributable to Vonage	$12,718	$6,998
Net income attributable to Vonage per share - basic	$0.06	$0.03
Net income attributable to Vonage per share - diluted	$0.05	$0.03
The pro forma financial information includes certain adjustments to reflect expenses in the appropriate pro forma periods as though the companies were combined as of the beginning of 2015. These adjustments include:

•
a decrease in income tax expense of $3,317 and $9,242 for the nine months ended September 30, 2016 and September 30, 2015, respectively, related to pro forma adjustments and Nexmo's results prior to acquisition;

•	the exclusion of our acquisition-related expenses of $5,869 for the nine months ended September 30, 2016;

•
a decrease in general and administrative expense attributable to acquisition related consideration accounted for as compensation of $7,414, offset by a change in the contingent consideration of $7,362, for the nine months ended September 30, 2016 and an increase in general and administrative expense attributable to acquisition related consideration accounted for as compensation of $2,310 for the nine months ended September 30, 2015;

•
an increase in interest expense of $2,591 and $5,255 for the nine months ended September 30, 2016 and September 30, 2015, respectively, associated with borrowings under our revolving line of credit; and

•	an increase in amortization expense of $6,620 and $6,200 for the nine months ended September 30, 2016 and September 30, 2015, respectively, related to the identified intangible assets of Nexmo.
The Company recorded revenue of $31,607 and net loss of $5,398 attributable to Nexmo for the nine months ended September 30, 2016.
Goodwill
The following table provides a summary of the changes in the carrying amounts of goodwill:

Balance at December 31, 2015	$222,106
Increase in goodwill related to acquisition of iCore	16
Increase in goodwill related to acquisition of Simple Signal	16
Increase in goodwill related acquisition of Nexmo	142,708
Currency translation adjustments	1,663
Balance at September 30, 2016	$366,509

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
Through our Nexmo subsidiary, a global leader in the Communications-Platform-as-a-Service (“CPaaS”) segment of the cloud communications market, we provide innovative communication application program interfaces (“APIs”) for text messaging and voice communications, allowing developers and enterprises to embed contextual communications into mobile apps, websites and business workflows via text, social media, chat apps and voice. Nexmo has a global network of interconnected carriers delivering its API-based communications platform, enabling businesses to communicate with their customers reliably and with ease, no matter where in the world they are located.
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
Through Nexmo, we have operations in the United States, United Kingdom, Hong Kong, and Singapore, and provide CPaaS solutions to our customers located in many countries around the world.
We had approximately 2.4 million combined consumer subscriber lines and business seats as of September 30, 2016, of which 93% were in the United States. We also have customers in Canada and the United Kingdom.
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
Regulation. Our business has developed in a relatively lightly regulated environment. The United States and other countries, however, are examining how VoIP services should be regulated. A November 2010 order by the FCC that permits states to impose state universal service fund obligations on VoIP service, discussed in Note 6 to our financial statements, is an example of efforts by regulators to determine how VoIP service fits into the telecommunications regulatory landscape. In addition to regulatory matters that directly address VoIP, a number of other regulatory initiatives could impact our business. One such regulatory initiative is net neutrality. In December 2010, the FCC adopted a revised set of net neutrality rules for broadband Internet service providers. These rules made it more difficult for broadband Internet service providers to block or discriminate against Vonage service. On January 14, 2014, the D.C. Circuit Court of Appeals vacated a significant portion of the 2010 rules. On May 15, 2014, the FCC issued a Notice of Proposed Rulemaking (NPRM) proposing new net neutrality rules. After public response to the NPRM, the FCC adopted new neutrality rules on February 26, 2015. Several parties have filed appeals which are pending at the D.C. Circuit Court of Appeals. Oral arguments at the D.C. Circuit Court of Appeals were held on December 4, 2015. On June 14, 2016, the D.C. Circuit of Appeals denied the appeals. Several parties filed a petition for rehearing en banc on July 29, 2016. The petition is pending. See also the discussion under "Regulation" in Note 6 to our financial statements for a discussion of regulatory issues that impact us.

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
The table below includes key operating data that our management uses to measure the growth and operating performance of the consumer focused portion of our business:

Consumer	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues	$142,050	$166,285	$443,017	$516,871
Average monthly revenues per subscriber line	$26.36	$27.38	$26.55	$27.72
Subscriber lines (at period end)	1,767,212	1,998,982	1,767,612	1,998,982
Customer churn	2.2%	2.3%	2.2%	2.3%
Revenues. Consumer revenues represents revenue from our consumer customers including revenues from our legacy business customers using Vonage VoIP products.
Average monthly revenues per subscriber line. Average monthly revenues per subscriber line for a particular period is calculated by dividing our revenues for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. The simple average number of subscriber lines for the period is the number of subscriber lines on the first day of the period, plus the number of subscriber lines on the last day of the period, divided by two. Our average monthly revenues per subscriber line decreased from $27.38 for the three months ended September 30, 2015 to $26.36 for the three months ended September 30, 2016 due primarily to new, lower, pricing structures implemented in 2015 and lower ILD pay-per-use revenue.
Subscriber lines. Our subscriber lines include, as of a particular date, all paid subscriber lines from which a customer can make an outbound telephone call on that date. Our subscriber lines include fax lines, including fax lines bundled with subscriber lines in our small office home office calling plans and soft phones, but do not include our virtual phone numbers and toll free numbers, which only allow inbound telephone calls to customers. Subscriber lines decreased from 1,998,982 as of September 30, 2015 to 1,767,212 as of September 30, 2016, reflecting planned actions to enhance the profitability of the assisted sales channel by eliminating lower performing locations and restructuring the pricing offers, and to shift investment to our business market.
Customer churn. Customer churn is calculated by dividing the number of customers that have terminated during a period by the simple average of number of customers in a given period. The simple average number of customers during the period is the number of customers on the first day of the period, plus the number of customers on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first month after activation. Other companies may calculate customer churn differently, and their customer churn data may not be directly comparable to ours. Customer churn was 2.2% for the three months ended September 30, 2016, compared to 2.1% for the three months ended June 30, 2016 and 2.3% for the three months ended September 30, 2015. Customer churn decreased to 2.2% for the nine months ended September 30, 2016 from 2.3% for the nine months ended September 30, 2015. The decrease was due primarily to our decision to maximize customer value by focusing marketing spend on higher return channels and away from assisted selling channels which had higher early life churn. We monitor customer churn on a daily basis and use it as an indicator of the level of customer satisfaction. Customers who have been with us for a year or more tend to have a lower churn rate than customers who have not. In addition, our customers who are international callers generally churn at a lower rate than customers who are domestic callers. Our customer churn will fluctuate over time due to economic conditions, competitive pressures including promotional pricing targeting international long distance callers, marketplace perception of our services, and our ability to provide high quality customer care and network quality and add future innovative products and services. Customer churn differs from our previously reported average monthly customer churn in that our business customers are no longer included in this metric. See the discussion below for detail regarding churn impacting our business customers.
The table below includes key operating data that our management uses to measure the growth and operating performance of the business focused portion of our business:

Business	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016		2015	2016		2015
Revenues (1)	$106,309		$57,075	$265,841		$148,077
Average monthly revenues per seat (2)	$45.50		$41.56	$44.96		$39.87
Seats (at period end) (2)	615,728	(3)	514,184	615,728	(3)	514,184
Revenue churn (2)	1.4%		1.3%	1.4%		1.2%
(1) Includes $23,909 and $31,607 of revenue from Nexmo, which was acquired on June 3, 2016, for the three and nine months ended September 30, 2016, respectively.
(2) Excludes impact of Nexmo, which was acquired on June 3, 2016.
(3) Seats (at period end) include an adjustment of 13,352 seats that were excluded from previously reported seats in the second quarter due to certain customers not being reflected in metrics report.
Revenues. Business revenues includes revenues from our business customers from acquired entities and excludes revenues from our legacy business customers.
Average monthly revenues per seat. Average monthly revenues per seat for a particular period is calculated by dividing our revenues for that period by the simple average number of seats for the period, and dividing the result by the number of months in the period. The simple average number of seats for the period is the number of seats on the first day of the period, plus the number of seats on the last day of the period, divided by two. Our average monthly revenues per seat increased from $41.56 for the three months ended September 30, 2015 to $45.50 for the three months ended September 30, 2016 due to our successful acquisitions and subsequent organic growth in the mid-market and enterprise space starting last December.
Seats. Seats include, as of a particular date, all paid seats from which a customer can make an outbound telephone call on that date and virtual seats. Seats exclude electronic fax lines and toll free numbers, which do not allow outbound telephone calls by customers. Seats increased from 514,184 as of September 30, 2015 to 615,728 as of September 30, 2016. This increase is due to continued growth in our business customers as we have increased marketing investment to attract these more profitable customers. It also includes 35,256 seats existing at Simple Signal at the time of acquisition, and 86,309 seats existing at iCore at the time of acquisition, respectively.
Revenue churn. Revenue churn is calculated by dividing the monthly recurring revenue from customers that have terminated during a period by the simple average of the total monthly recurring revenue from all customers in a given period. The simple average of total monthly recurring revenue from all customers during the period is the total monthly recurring revenue on the first day of the period, plus the total monthly recurring revenue on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first month after activation. Other companies may calculate revenue churn differently, and their revenue churn data may not be directly comparable to ours. Revenue churn was 1.4% for the three months ended September 30, 2016 and the three months ended June 30, 2016, respectively, and 1.3% for the three months ended September 30, 2015. Revenue churn was 1.4% for the nine months ended September 30, 2016 and 1.2% for the nine months ended September 30, 2015. Our revenue churn will fluctuate over time due to economic conditions, loss of customers who are acquired, and competitive pressures including promotional pricing. We are continuing to invest in our overall quality of service which includes customer care headcount and systems, billing systems, on-boarding processes and self-service options to ensure we scale our processes to our growth and continue to improve the overall customer experience.
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

Results of Operations
The following table sets forth, as a percentage of consolidated operating revenues, our consolidated statement of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenues	100%	100%	100%	100%

Operating Expenses:
Cost of service (excluding depreciation and amortization)	35	30	33	29
Cost of goods sold	4	4	4	4
Sales and marketing	34	39	35	39
Engineering and development	3	3	3	3
General and administrative	11	13	13	12
Depreciation and amortization	7	7	7	6
	94	96	95	93
Income from operations	6	4	5	7
Other Income (Expense):
Interest income	—	—	—	—
Interest expense	(2)	(1)	(1)	(1)
Other income (expense), net	—	—	—	—
	(2)	(1)	(1)	(1)
Income from continuing operations before income tax expense	4	3	4	6
Income tax expense	—	(1)	(1)	(3)
Income from continuing operations	4	2	3	3
Loss from discontinued operations	—	—	—	—
Loss on disposal, net of taxes	—	—	—	—
Discontinued operations	—	—	—	—
Net income	4	2	3	3
Plus: Net loss from discontinued operations attributable to noncontrolling interest	—	—	—	—
Net income attributable to Vonage	4%	2%	3%	3%

Summary of Results for the Three Months Ended September 30, 2016 and September 30, 2015
Revenues, Cost of Service and Cost of Goods Sold

(in thousands, except percentages)	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2016	2015	Dollar Change	Percent Change	2016	2015	Dollar Change	Percent Change
Revenues	$248,359	$223,360	$24,999	11%	$708,858	$664,948	$43,910	7%
Cost of service (1)	87,377	67,193	20,184	30%	232,605	193,255	39,350	20%
Cost of goods sold	8,591	8,206	385	5%	26,009	25,613	396	2%
	152,391	147,961	4,430	3%	450,244	446,080	4,164	1%

(1)	Excludes depreciation and amortization of $7,460, $6,415, $21,278, and $18,144, respectively.

Three Months Ended September 30, 2016 compared to Three Months Ended September 30, 2015
Revenues. Revenues increased $24,999, or 11%, as a result of growth in Business revenue of $49,234 due to an increase in the number of Business seats as we have shifted marketing investment to attract these more profitable customers and the impact of iCore, which was acquired on August 31, 2015, and the impact of Nexmo, which was acquired on June 3, 2016. This growth in Business revenue was offset by a decrease of $24,235 in Consumer revenue due to fewer subscriber lines reflecting planned actions to enhance profitability by modulating marketing spend, restructuring pricing offers, and targeting consumers with lower subscriber acquisition cost and churn profiles.
Cost of service. The increase in cost of service of $20,184, or 30%, was primarily driven by higher technical care costs and network operations cost in support of growth in Business customers including the addition of iCore and Nexmo, offset by a decrease in international usage costs.
Cost of goods sold. The increase in cost of goods sold of $385, or 5%, was primarily due to an increase in business customers' equipment costs of $1,446 due to higher new customer additions, offset by a decrease in consumer customers' equipment costs of $1,393 due to lower new customer additions.
Nine Months Ended September 30, 2016 compared to Nine Months Ended September 30, 2015
Revenues. Revenues increased $43,910, or 7%, as a result of growth in Business revenue of $117,764 due to an increase in the number of Business seats as we have shifted marketing investment to attract these more profitable customers and the impact of Simple Signal, which was acquired on April 1, 2015, the impact of iCore, which was acquired on August 31, 2015, and the impact of Nexmo, which was acquired on June 3, 2016. This growth in Business revenue was offset by a decrease of $73,854 in Consumer revenue due to fewer subscriber lines reflecting planned actions to enhance profitability by modulating marketing spend, restructuring pricing offers, and targeting consumers with lower subscriber acquisition cost and churn profiles.
Cost of service. The increase in cost of service of $39,350, or 20%, was primarily driven by higher technical care costs and network operations cost in support of growth in Business customers including the addition of Simple Signal, iCore and Nexmo, and higher USF and related fees imposed by government agencies, offset by a decrease in international usage costs.
Cost of goods sold. The increase in cost of goods sold of $396, or 2%, was primarily due to an increase in business customers' equipment costs of $4,476 due to higher new customer additions and higher installation costs of $657, offset by a decrease in consumer customers' equipment costs of $4,096 due to lower new customer additions and a decrease in reserve related to inventory of $765.
Sales and Marketing

(in thousands, except percentages)	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2016	2015	Dollar Change	Percent Change	2016	2015	Dollar Change	Percent Change
Sales and marketing	$83,731	$88,028	$(4,297)	(5)%	$246,676	$257,977	$(11,301)	(4)%
Three Months Ended September 30, 2016 compared to Three Months Ended September 30, 2015

Sales and marketing. Sales and marketing expense decreased by $4,297, or 5%, due to a reduction in Consumer marketing reflecting planned actions to enhance profitability by targeting consumers with lower subscriber acquisition cost and churn profiles, offset by an increase in Business marketing as we have shifted marketing investment to attract these more profitable customers and an increase from Nexmo which was acquired in June 2016.
Nine Months Ended September 30, 2016 compared to Nine Months Ended September 30, 2015

Sales and marketing. Sales and marketing expense decreased by $11,301, or 4%, due to a reduction in Consumer marketing reflecting planned actions to enhance profitability by targeting consumers with lower subscriber acquisition cost and churn profiles, offset by an increase in Business marketing as we have shifted marketing investment to attract these more profitable customers and an increase from iCore which was acquired in August 2015 and Nexmo which was acquired in June 2016.

Engineering and Development

(in thousands, except percentages)	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2016	2015	Dollar Change	Percent Change	2016	2015	Dollar Change	Percent Change
Engineering and development	$8,075	$6,830	$1,245	18%	$22,152	$20,299	$1,853	9%

Three Months Ended September 30, 2016 compared to Three Months Ended September 30, 2015

Engineering and development. Engineering and development expense increased by $1,245, or 18%, due to incremental investment in new business products and services, and the acquisition of Nexmo in June, 2016.
Nine Months Ended September 30, 2016 compared to Nine Months Ended September 30, 2015

Engineering and development. Engineering and development expense increased by $1,853, or 9%, due to incremental investment in new business products and services, and the acquisition of Nexmo in June, 2016.

General and Administrative

(in thousands, except percentages)	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2016	2015	Dollar Change	Percent Change	2016	2015	Dollar Change	Percent Change
General and administrative	$27,538	$28,860	$(1,322)	(5)%	$89,261	$79,256	$10,005	13%

Three Months Ended September 30, 2016 compared to Three Months Ended September 30, 2015

General and administrative. General and administrative expense decreased by $1,322, or 5%, primarily due to the reduction of Nexmo contingent consideration of $7,362, offset by the increase in merger consideration accounted for as compensation of $6,655.
Nine Months Ended September 30, 2016 compared to Nine Months Ended September 30, 2015

General and administrative. General and administrative expense increased by $10,005, or 13%, primarily due to the addition of Simple Signal, iCore and Nexmo, offset by the reduction of Nexmo contingent consideration of $7,362.
Depreciation and Amortization

(in thousands, except percentages)	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2016	2015	Dollar Change	Percent Change	2016	2015	Dollar Change	Percent Change
Depreciation and amortization	$18,018	$15,446	$2,572	17%	$53,215	$43,854	$9,361	21%
Three Months Ended September 30, 2016 compared to Three Months Ended September 30, 2015

Depreciation and amortization. The increase in depreciation and amortization of $2,572, or 17%, was primarily due to the amortization of acquisition-related intangibles from the acquisition of iCore in August 2015 and Nexmo in June 2016.
Nine Months Ended September 30, 2016 compared to Nine Months Ended September 30, 2015

Depreciation and amortization. The increase in depreciation and amortization of $9,361, or 21%, was primarily due to the amortization of acquisition-related intangibles from the acquisition of Simple Signal in April 2015, iCore in August 2015, and Nexmo in June 2016.

Other Income (Expense)

(in thousands, except percentages)	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2016	2015	Dollar Change	Percent Change	2016	2015	Dollar Change	Percent Change
Interest income	$19	$24	$(5)	(21)%	$65	$65	$—	—%
Interest expense	(3,974)	(2,222)	(1,752)	(79)%	(9,477)	(6,245)	(3,232)	(52)%
Other income (expense), net	(495)	(50)	(445)	(890)%	(237)	(595)	358	60%
	$(4,450)	$(2,248)	$(2,202)		$(9,649)	$(6,775)	$(2,874)
Three Months Ended September 30, 2016 compared to Three Months Ended September 30, 2015
Interest expense. The increase in interest expense of $1,752, or 79%, was due mainly to the funds we borrowed from the 2015 Credit Facility in August 2015 in connection with the acquisition of iCore and the funds we borrowed from the 2016 Credit Facility in June 2016 in connection with the acquisition of Nexmo.
Other income (expense), net. The decrease in other income (expense), net of $445, or (890)%, was due mainly to higher unrealized loss on foreign currency in 2016.
Nine Months Ended September 30, 2016 compared to Nine Months Ended September 30, 2015
Interest expense. The increase in interest expense of $3,232, or 52%, was due mainly to the funds we borrowed from the 2014 Credit Facility in April 2015 in connection with the acquisition of Simple Signal, the funds we borrowed from the 2015 Credit Facility in August 2015 in connection with the acquisition of iCore, and the funds we borrowed from the 2016 Credit Facility in June 2016 in connection with the acquisition of Nexmo.
Other income (expense), net. The increase in other income (expense), net of $358, or 60%, was due mainly to higher unrealized loss on foreign currency in 2015.
Provision for Income Taxes

(in thousands, except percentages)	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2016	2015	Dollar Change	Percent Change	2016	2015	Dollar Change	Percent Change
Income tax expense	$(1,501)	$(3,116)	$1,615	52%	$(11,385)	$(16,290)	$4,905	30%
Effective tax rate	14.2%	47.6%			38.9%	43.0%
We recognize income tax expense equal to pre-tax income multiplied by our effective income tax rate. In addition, adjustments are recorded for discrete period items and changes to our state effective tax rate which can cause the rate to fluctuate from quarter to quarter. In the first quarter of 2016 a discrete period tax expense of $1,220 was recorded related to expired stock options which was partially offset by $389 which was recorded in the second quarter of 2016 and partially offset by $661 which was recorded in the third quarter of 2016. In addition, certain acquisition related expenses incurred in the second quarter of 2016 are treated as a permanent difference as the expenses are not deductible for tax purposes but are a reduction of pre-tax income. In the third quarter of 2016, the reduction in the value of our contingent consideration in connection with the acquisition of Nexmo was treated as a permanent difference resulting in a decrease in the effective tax rate for the three months ended September 30, 2016. In the first quarter of 2015 a discrete period tax benefit of $1,058 was recorded in discontinued operations related to the write-off of intercompany loans associated with the wind down of our joint venture in Brazil.
The provision also includes the federal alternative minimum tax and state and local income taxes.
The effective tax rate is calculated by dividing income tax expense by income before income tax expense. The 2016 estimated annual effective tax rate is expected to approximate 39%, but may fluctuate each quarter due to our foreign operations and certain discrete period transactions.

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

Nine Months Ended September 30, 2016 compared to Nine Months Ended September 30, 2015

Discontinued operations attributable to Vonage. The 2015 loss from discontinued operations attributable to Vonage was for the operation loss from our discontinued Brazilian market.

Liquidity and Capital Resources
Overview
The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$65,255	$83,626
Net cash used in investing activities	(187,897)	(138,283)
Net cash provided by financing activities	97,623	73,827

For the nine months ended September 30, 2016, we generated income from operations. We expect to continue to balance efforts to grow our revenue while consistently achieving operating profitability. To grow our revenue, we continue to make investments in growth initiatives, marketing, application development, network quality and expansion, and customer care. Although we believe we will achieve consistent profitability in the future, we ultimately may not be successful and we may not achieve consistent profitability. We believe that cash flow from operations and cash on hand will fund our operations for at least the next twelve months.
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
Repayments
We made mandatory repayment of $9,375 under the term note for the nine months ended September 30, 2016. In addition, we repaid the $25,000 outstanding under the revolving credit facility for the nine months ended September 30, 2016.
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
As of September 30, 2016, we were in compliance with all covenants, including financial covenants, for the 2016 Credit Facility.
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
Repayments
We made mandatory repayment of $3,750 under the term note for the nine months ended September 30, 2016 and $7,500 under the term note for the year ended December 31, 2015. In addition, we repaid the $10,000 outstanding under the revolving credit facility for the nine months ended September 30, 2016 and $30,000 outstanding under the revolving credit facility for the year ended December 31, 2015.
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
State and Local Sales Taxes
We also have contingent liabilities for state and local sales taxes. As of September 30, 2016, we had a reserve of $1,763. If our ultimate liability exceeds this amount, it could affect our liquidity unfavorably. However, we do not believe it will significantly impair our liquidity.
Capital Expenditures
For the nine months ended September 30, 2016, capital expenditures were primarily for the implementation of software solutions and purchase of network equipment as we continue to expand our network. Our capital expenditures for the nine months ended September 30, 2016 were $28,967, of which $8,987 was for software acquisition and development. The majority of these expenditures are comprised of investments in information technology and systems infrastructure, including an electronic data warehouse, online customer service, and customer management platforms. For 2016, we believe our capital and software expenditures will be approximately $38,000. This amount is net of Tenant Improvement capital dollars we are investing in our Holmdel, New Jersey headquarters which are being refunded by the building owner in connection with the long-term lease renewal we executed in the fourth quarter of 2015.
Operating Activities
Cash provided by operating activities decreased to $65,255 for the nine months ended September 30, 2016 compared to $83,626 for the nine months ended September 30, 2015, primarily due to changes in working capital.
Changes in working capital requirements include changes in accounts receivable, inventory, prepaid and other assets, accounts payable, accrued and other liabilities, and deferred revenue and costs. Cash used for working capital requirements increased by $19,066 during the nine months ended September 30, 2016 compared to the prior year period.
Investing Activities
Cash used in investing activities for the nine months ended September 30, 2016 of $187,897 was mainly attributable to the acquisition of business of $163,093, the purchase of capital expenditures of $19,980 and development of software assets of $8,987, offset by a decrease in restricted cash of $791 and the sales of marketable securities, net of purchase of $3,372.
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

Financing Activities
Cash provided by financing activities for the nine months ended September 30, 2016 of $97,623 was primarily attributable to $181,250 in net proceeds received from our 2016 Credit Facility and $6,169 in proceeds received from the exercise of stock options, offset by $9,375 in 2016 term note principal payments, $25,000 in 2016 revolving credit facility principal payments, $3,750 in 2015 term note principal payments, $10,000 in 2015 revolving credit facility principal payments, $4,250 in patent license payments, $3,203 in capital lease payments, $32,902 in common stock repurchases, and $1,316 in debt related costs payments.
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
As of September 30, 2016, approximately $52,043 remained of our 2014 $100,000 repurchase program. The repurchase program expires on December 31, 2018 but may be suspended or discontinued at any time without notice.
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
As of September 30, 2016, if the interest rate on our variable rate debt changed by 1% on our 2016 term note, our annual debt service payment would change by approximately $1,200. As of September 30, 2016, if the interest rate on our variable rate debt changed by 1% on our 2016 revolving credit facility, our annual debt service payment would change by approximately $2,300.

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
Beginning with our acquisition of Vocalocity in 2013, we have made five acquisitions related to the UCaaS market, including Telesphere Networks, Ltd. in 2014, Simple Signal, Inc. and iCore Networks, Inc. in 2015 and Nexmo Inc., in 2016. However, acquisition and integration activities require substantial management time and resources. Acquisitions of existing businesses, including Nexmo, involve substantial risks, including the risk that we may not be able to integrate the operations, personnel, services, or technologies, the potential disruption of our ongoing businesses, the diversion of management attention, the maximization of financial and strategic opportunities, the difficulty in developing or maintaining controls and procedures, and the dilution to our existing stockholders from the issuance of additional shares of common stock. We may elect to acquire additional businesses or assets in the future. However, we cannot predict or guarantee that we will be able to identify suitable acquisition candidates or consummate any acquisition. As a result of these and other risks, we may not produce anticipated revenue, profitability, or synergies.
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
While we achieved net income attributable to Vonage of $17,906 for the nine months ended September 30, 2016, our accumulated deficit is $637,114 from our inception through September 30, 2016, which included the release of $325,601 of the valuation allowance recorded against our net deferred tax assets that we recorded as a one-time non-cash income tax benefit for the year ended December 31, 2011. Although we believe we will achieve consistent profitability in the future, we ultimately may not be successful. We believe that our ability to achieve consistent profitability will depend, among other factors, on our ability to continue to achieve and maintain substantive operational improvements and structural cost reductions while maintaining and growing our net revenues. In addition, certain of the costs of our business are not within our control and may increase. For example, we and other telecommunications providers are subject to regulatory termination charges imposed by regulatory authorities in countries to which customers make calls, such as India where regulatory authorities have been petitioned by local providers to consider termination rate increases. As we attract additional international long distance callers, we will be more affected by these increases to the extent that we are unable to offset such costs by passing through price increases to customers.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 2(a) and (b) are not applicable.
(c) Common stock repurchases (in thousands, except per share value):

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Program
July 1, 2016 - July 31, 2016	—	$—	—	$52,043
August 1, 2016 - August 31, 2016	—	$—	—	$52,043
September 1, 2016 - September 30, 2016	—	$—	—	$52,043
	—		—
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
During the three months ended September 30, 2016, we repurchased 0 shares of Vonage Holdings Corp. common stock for $0 using cash resources pursuant to the 2014 $100,000 repurchase program. When executed, repurchases occur in the open market and pursuant to a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934. As of September 30, 2016, approximately $52,043 remained of our 2014 $100,000 repurchase program.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Kurt M. Rogers, the Company’s Chief Legal Officer and Corporate Secretary since July 2009, will step down from these positions on November 30, 2016. The Board thanks Mr. Rogers for his many important contributions to the Company’s success throughout his tenure.  Mr. Rogers will serve as a special advisor to his successor through April 30, 2017 (the “Transition Period”) to facilitate a smooth and orderly transition.
Pursuant to a Separation Agreement, dated October 26, 2016, Mr. Rogers will be entitled to receive (i) his current base salary, or payments at the same rate, for an aggregate of twelve months commencing December 1, 2016; (ii) an annual bonus for 2016 based on his current target bonus opportunity without proration based on the Company’s achievement of the applicable performance metrics, when determined and paid in 2017; and (iii) continued vesting of a prorated amount of previously-granted equity awards through the Transition Period.  Mr. Rogers’ entitlement to substantially all of these benefits is subject to his execution of a release in favor of the Company.
Randy K. Rutherford, currently the Company’s Vice President, Law and Deputy General Counsel, will become Chief Legal Officer and Corporate Secretary on an interim basis commencing December 1, 2016.

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

101
The following financial statements from Vonage Holdings Corp.’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2016, filed with the Securities and Exchange Commission on October 26, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Stockholders’ Deficit; and (vi) the Notes to Consolidated Financial Statements.

(1) Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VONAGE HOLDINGS CORP.

Dated:	October 26, 2016	By:	/s/ David T. Pearson
David T. Pearson Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101
The following financial statements from Vonage Holdings Corp.’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2016, filed with the Securities and Exchange Commission on October 26, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Stockholders’ Deficit; and (vi) the Notes to Consolidated Financial Statements.

(1) Filed herewith.