Form 10-K
period 2016-12-31
VONAGE HOLDINGS CORP
filed 2017-02-28
CIK 1272830

UNITED STATES SECURITIES AND EXCHANGE COMMISSION • WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934	or	☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
	For the fiscal year ended December 31, 2016			For the transition period from to

 Commission file number 001-32887
VONAGE HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

Delaware	11-3547680
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23 Main Street, Holmdel, New Jersey	07733
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (732) 528-2600

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.001 Per Share	The New York Stock Exchange
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
☒  Large accelerated filer    ☐  Accelerated filer
☐  Non-accelerated filer (Do not check if a smaller reporting company)    ☐  Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐  No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2016 was $1,136,593,480 based on the closing price of $6.10 per share.
The number of shares outstanding of the registrant’s common stock as of January 31, 2017 was 219,678,428.
Documents Incorporated By Reference
Selected portions of the Vonage Holdings Corp. definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2016, are incorporated by reference in Part III of this Form 10-K.

VONAGE HOLDINGS CORP.
FORM 10-K
FOR THE FISCAL YEAR ENDED December 31, 2016

FORWARD-LOOKING STATEMENTS

VONAGE ANNUAL REPORT 2016

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
In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Annual Report on Form 10-K, any exhibits to this Form 10-K and other public statements we make. Such factors include, but are not limited to: the competition we face; the expansion of competition in the cloud communications market; our ability to adapt to rapid changes in the cloud communications market; the nascent state of the cloud communications for business market; our ability to retain customers and attract new customers; the risk associated with developing and maintaining effective internal sales teams and effective distribution channels; risks related to the acquisition or integration of businesses we have acquired; security breaches and other compromises of information security; risks associated with sales of our services to medium-sized and enterprise customers; our reliance on third party hardware and software; our dependence on third party facilities, equipment, systems and services; system disruptions or flaws in our technology and systems; our ability to scale our business and grow efficiently; our dependence on third party vendors; the impact of fluctuations in economic conditions, particularly on our small and medium business customers; our ability to comply with data privacy and related regulatory matters; our ability to obtain or maintain relevant intellectual property licenses; failure to protect our trademarks and internally developed software; fraudulent use of our name or services; intellectual property and other litigation that have been and may be brought against us; reliance on third parties for our 911 services; uncertainties relating to regulation of VoIP services; risks associated with legislative, regulatory or judicial actions regarding our CPaaS products; the impact of governmental export controls or sanctions on our CPaaS products; our ability to establish and expand strategic alliances; risks associated with operating abroad; risks associated with the taxation of our business; risks associated with a material weakness in our internal controls; our dependence upon key personnel; governmental regulation and taxes in our international operations; liability under anti-corruption laws; our dependence on our customers' existing broadband connections; differences between our services and traditional telephone service; restrictions in our debt agreements that may limit our operating flexibility; foreign currency exchange risk; the market for our stock; our ability to obtain additional financing if required; any reinstatement of holdbacks by our credit card processors; our history of net losses and ability to achieve consistent profitability in the future; and other factors that are set forth in the “Risk Factors” section and other sections of this Annual Report on Form 10-K, as well as in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

FINANCIAL INFORMATION PRESENTATION

For the financial information discussed in this Annual Report on Form 10-K, other than per share and per line amounts, dollar amounts are presented in thousands, except where noted. All trademarks are the property of their owners.

1     VONAGE ANNUAL REPORT 2016

PART I

ITEM 1. Business

OVERVIEW AND STRATEGY

We are a leading provider of cloud communications services for businesses and consumers. Our business services transform the way people work and businesses operate through a portfolio of communications solutions that enable internal collaboration among employees, while also keeping companies closely connected with their customers, across any mode of communication, on any cloud-connected device. Vonage customers can choose among or combine two separate service delivery options to suit their specific cloud communication needs. They can buy Vonage Business as a subscription and they can buy our Vonage API Platform and consume our cloud communication as a service product as programmable modules, delivered via application program interfaces (“APIs”). We also provide a robust suite of feature-rich residential communication solutions.
Business
For our Business customers, we provide innovative, cloud-based Unified Communications as a Service, or UCaaS, solutions, comprised of integrated voice, text, video, data, collaboration, and mobile applications over our flexible, scalable Session Initiation Protocol (SIP) based Voice over Internet Protocol, or VoIP, network. Through our acquisition of Nexmo in 2016, we also offer Communications Platform as a Service, or CPaaS, solutions designed to enhance the way businesses communicate with their customers by embedding communications into apps, websites and business processes. In combination, our products and services permit our business customers to communicate with their customers and employees through any cloud-connected device, in any place, at any time without the often costly investment required with on-site equipment. We have a robust set of product families tailored to serve the full range of the business value chain, from the small and medium business, or SMB, market, through mid-market and enterprise markets. We provide customers with multiple deployment options, designed to provide the reliability and quality of service they demand. We provide customers the ability to integrate our cloud communications platform with many cloud-based productivity and CRM solutions, including Google’s G Suite, Zendesk, Salesforce’s Sales Cloud, Oracle, and Clio.
Our Business strategy is to support the full range of business customers, using two product families: Vonage Essentials, based on our proprietary call processing platform that is purpose-built for SMB and mid-market customers; and Vonage Premier, based on Broadsoft’s call processing platform in combination with other Vonage cloud based solutions, which serves larger customers, from mid-market businesses through large enterprises. We also organized our salesforce to address the full business market. We believe operating two platforms at scale enables us to deliver the right products and solutions to address the needs of diverse customers while maximizing our subscriber economics, regardless of segment served. Revenues are generated primarily through the sale of subscriptions for our UCaaS services. Our revenue generation efforts are focused on customer acquisition and retention as well as providing additional services to existing customers as they grow and scale.
Our diverse customer base spans a wide variety of industries, including manufacturing, automotive, legal, information technology, financial services, construction, real estate, engineering, healthcare, and non-profit.
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
Vonage Premier. Our Vonage Premier offerings are tailor-made for the large mid-market and enterprise segments. Vonage Premier is a feature-rich/fully managed solution that utilizes Broadsoft Inc.’s ("Broadsoft") enterprise-grade call processing platform, in combination with other cloud services like advanced contact center, video conferencing and speak2dial, and can be provided with high-level quality of service ("QoS"), which is generally delivered over our national MPLS network, with 21 network Points of Presence (POPs) across the country. Vonage can also provide QoS-level quality over-the-top of the customer’s broadband through our Smart-WAN router solution. Customers value our proprietary provisioning and feature-management tool, named Zeus, which enables the rapid deployment of solutions directly by Vonage while giving full visibility to our channel partners and our customers. Further differentiating Vonage is our robust service delivery team comprised of team members specializing in project management, voice and data provisioning, and line number porting. This team is intensely focused on providing an outstanding customer experience, and is rapidly becoming a competitive differentiator.
Our Vonage Premier offering is sold primarily through our channel partners, and our field and enterprise sales teams, and generally requires a three-year contract. We are a preferred provider for many of the largest master agents in the country, harnessing a network of over 20,000 sub agents selling both Vonage Premier and Vonage Essentials. We believe we have one of the largest multi-channel distribution sales platforms in our industry to serve the full range of business customers. We plan to capitalize on the growing adoption of cloud-based communications and collaboration solutions by continuing to expand our salesforce, expand into new markets, and enhance our relationships with existing customers to provide additional functionality and overall business value that can be achieved with our UCaaS platform.
Nexmo, the Vonage API Platform. We are a global leader in the CPaaS segment of the cloud communications market, providing innovative communication APIs for text messaging and voice communications, allowing developers and enterprises to embed contextual communications into mobile apps, websites and business workflows via text, social media, chat apps and voice. With just few lines of code, developers can send and receive text messages and build programmable voice applications. Nexmo, the Vonage API Platform can scale from one API call to billions. The platform makes it easy for any of our over 200,000 developers to access communication services via software and APIs. Through Nexmo we have a global network of interconnected carriers delivering our API-based communications platform, enabling businesses to communicate with their customers reliably and with ease, no matter where in the world they are located. The addition of our Nexmo products to our Business offering allows our customers to address their full communications needs, from employee to employee communications through business to customer communications.
Consumer
For our Consumer customers, we enable users to access and utilize our services and features, via a single “identity,” either a number or user name, regardless of how they are connected to the Internet, including over 3G, LTE, Cable, or DSL broadband networks. This

2     VONAGE ANNUAL REPORT 2016

technology enables us to offer our Consumer customers attractively priced voice and messaging services and other features around the world on a variety of devices.
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
We generate revenue through the acquisition and retention of Consumer customers. We are focused on optimizing the Consumer business for profitability to improve the strong cash flows of the business. During 2016, we continued our disciplined focus on marketing efficiency by shifting customer acquisition spend to our higher performing channels, improving the quality of customers we acquire and driving lower churn, all of which drive higher customer life-time value. This focus has led to a reallocation of marketing spend to our Business segment.
The result of these initiatives has been to create a strong cash flow business which provides financial stability, as well as cost synergies and structural advantages to our Business segment.
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
We had approximately 2.3 million combined consumer subscriber lines and business seats as of December 31, 2016. Customers in the United States represented 91% of our consolidated revenues at December 31, 2016, with the balance in Canada, the United Kingdom, and other countries.

SERVICE OFFERINGS
Business
We provide a robust feature-rich range of communication services enabling businesses to interact with their customers, prospects and partners in a more efficient and effective manner. We provide services ranging from basic dial tone to services such as call queue, conferencing, call groups, mobile functionality, CRM integration, and detailed analytics - allowing our customers a high level of visibility into their business at prices that are often significantly lower than that of traditional on premises solutions. These services can be delivered over-the-top of the customers’ existing connectivity or bundled through our private MPLS connectivity service. Today more than over 638,000 business seats rely on Vonage to meet their communication needs, putting Vonage in a leading position within the UCaaS space. Our services are delivered through either proprietary networks or through trusted third parties to ensure our offerings provide all of the critical functions business needed for one of their most important business tools.
Vonage Essentials. Vonage Essentials is targeted to smaller customers and utilizes our proprietary call processing platform, which is purpose built for SMB customers to deliver cloud-based communication services. It provides a cost-effective, scalable, feature-rich solution, delivered over-the-top of a customer’s broadband. We offer a number of service plans which include basic metered extensions to unlimited calling plans. Our standard lines come fully functional with numerous standard features. Unlimited Extensions is our most popular business service plan. Under this plan businesses can make flat rate, unlimited domestic calls (U.S. and Canada) each month. As of

December 31, 2016, over 95% of our business customers were on an unlimited usage domestic calling plan. SMBs may also choose metered extension plans under which they are charged per-minute usage for both domestic and international calls. This plan is primarily used by customers with temporary or seasonal workers to save resources where phones are not heavily used during the workday.
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
Vonage Premier. Vonage Premier is a purpose-built cloud based platform for mid-market and enterprise customers, providing a complete set of enhanced unified communication and collaboration services, including: voice, data, video, mobile and contact center services. We focus on customers for whom guaranteed quality of service and uniformity of services across all locations is critical. We deliver services to this customer base over our private, nationwide, fully redundant, secure IP MPLS network using 21 network POPs that allow us to deliver dedicated, secure and private bandwidth utilizing all forms of last mile technologies including T1, NxT1, EoC and Fiber and bandwidth ranging from 1.5Mbps to 1Gbps. Services we deliver include Wide Area Networking (WAN), Internet Access, MPLS VPN, Managed Firewall, Hosted UCaaS, Hosted Video Conferencing, Web Collaboration, Secure Instant Messaging & Presence, Mobility and Fixed Mobile Convergence, and Hosted Contact Center.
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
Nexmo, the Vonage API Platform. We are a global leader in the CPaaS segment of the cloud communications market, providing innovative communication APIs for text messaging and voice communications, allowing developers and enterprises to embed

3     VONAGE ANNUAL REPORT 2016

contextual communications into mobile apps, websites and business workflows via text, social media, chat apps and voice. With just few lines of code, developers can send and receive text messages and build programmable voice applications. Nexmo, the Vonage API Platform can scale from one API call to billions. The platform makes it easy for any of our over 200,000 developers to access communication services via software and APIs. Through Nexmo we have a global network of interconnected carriers delivering our API-based communications platform, enabling businesses to communicate with their customers reliably and with ease, no matter where in the world they are located. The addition of our Nexmo products to our Business offering allows our customers to address their full communications needs, from employee to employee communications through business to customer communications.
Consumer
Our home telephone replacement services are offered to customers through several service plans with different pricing structures. The service plans include basic features such as voicemail, call waiting, and call forwarding as well as unique features such as Simulring, Visual Voicemail and Extensions. We also charge for local and international calling outside of plan limits.
We have two primary Consumer offerings: Vonage World and Vonage North America. For a flat monthly fee, Vonage World customer plans include unlimited domestic calling (U.S., Canada, and Puerto Rico) and unlimited calling to landline phones in more than 60 countries, including India, Mexico, and China, and unlimited calling to mobile phones in certain of those countries. The Vonage North America plan includes unlimited calling across the U.S., Canada, Mexico and Puerto Rico. Each of our Consumer calling plans provides a number of basic features including call waiting, caller ID with name, call forwarding, and voicemail. Our plans also include unlimited Vonage Visual Voicemail, which is “readable voicemail” delivered via email or SMS text message, Vonage Extensions, which extends the plan, and in-bound calling, to additional phone numbers and devices, and selective call block, which allows users to block unwanted calls. We also offer, in some cases for additional fees, features such as area code selection, virtual phone number, and web-enabled voicemail.
Our mobile services include enhancements to our Consumer calling plans as well as mobile applications that can be initially downloaded for iPhone ® , iPad ® , iPod touch ® , and Android ® OS devices for free.
In order to access our consumer services, a customer need only connect a standard telephone to a broadband Internet connection through a small Vonage-enabled device. In order to access our business services, a customer need only connect through a VoIP-enabled telephone. After connecting the device, our customers can use their telephone to make and receive calls. Vonage-enabled devices allow customers to use the Internet connection for their computer and telephones at the same time while ensuring a high quality calling experience. We also offer a cordless multi-phone system solution. Our plug-and-play Vonage-enabled devices permit portability as customers can take their Vonage device to different locations where broadband service is available. We generally have not charged new customers for the adapters permitting use of our service.

NETWORK OPERATIONS

The Vonage network uses our customer’s existing or Vonage procured high-speed broadband Internet service to allow calls over the Internet either from a standard telephone through a Vonage-enabled device or through soft phone software or mobile client applications. Our UCaaS services are not dependent on any specific type or provider of Internet service, and our customers are free to change their Internet service provider in response to a competitive alternative, or because they have moved to a different location. For many of our Vonage Premier customers, our UCaaS services are delivered over the Company's private, nationwide, fault tolerant, secure IP MPLS network under multi-year contracts to provide the high level of interconnection quality and the ability to offer service level agreements (SLA) guaranteeing certain levels of voice service performance.
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
Because Vonage’s system is standards based and not constrained to use any specific broadband service provider to connect to our customers, we can centrally manage and share resources across our customer base to minimize capital investment when entering new markets.
The following are also important in supporting our network operations:
•Network Operations Center.   We currently maintain a network operations center at our headquarters with monitoring redundancies at several points within our network. The network operations center monitors and manages the status and health of our network elements, allowing us to manage our network in real time, respond to alert notifications, and re-route network traffic as needed. We pursue a multi-faceted approach to managing our network to ensure high call quality and reliable communications services to our customers. For Business customers, we have operational centers on-site to monitor and manage network access traffic. We may consolidate these network operations centers in the future if greater efficiencies can be obtained.
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
◦Emergency Calling Service and Enhanced 911 Service.  We have deployed E-911 service to approximately 99.99% of our U.S. consumer and small and home office customer base that is comparable to the emergency calling services provided to customers of traditional wireline telephone companies in the same area. Our E-911 service does not support the calls of our soft phone software users. The emergency calls of our soft phone software users are supported by a national call center. Not all Vonage products require 911 service capabilities, such as our mobile client products but we are fully compliant with E911 requirements of the Federal Communications Commission ("FCC") for VOIP Interconnected providers. To enable us to effectively

4     VONAGE ANNUAL REPORT 2016

deploy and provide our E-911 service, we maintain an agreement with a provider that assists us in delivering emergency calls to an emergency service dispatcher at the public safety answering point, or PSAP, in the area of the customer’s registered location and terminating E-911 calls. We also contract for the national call center that operates 24 hours a day, seven days a week to receive certain emergency calls and for the maintenance of PSAP databases for the purpose of deploying and operating E-911 services. The databases include contact, technical infrastructure, boundary, and routing information for delivery of calls to a PSAP or emergency service providers in the United States.
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

MARKETING

Our marketing objective is to help drive growth and revenue across our business and consumer markets. We employ an integrated multi-channel approach to marketing, whereby we evaluate and focus our efforts on efficient marketing vehicles to accomplish our goals with the greatest return on investment. To do this, we make use of both broad-reaching and highly-targeted media channels.
For our business customers, our primary source of lead acquisition is digital marketing in the form of search engine marketing, digital advertising, social media advertising, and affiliate programs. We also utilize database marketing and lead aggregators to source business leads. We have a significant strategy of using third-party and proprietary events to source business leads and convert prospects.
For our residential customers, we have highly optimized our acquisition approach and focus mainly on digital advertising channels.
We make use of marketing research to gain consumer insights into brand, product, and service performance, and utilize those learnings to improve our messaging and media plans. Market research is also leveraged in the areas of testing, retention marketing, and product marketing to ensure we bring compelling products and services to market for our customers.
We believe our brand is a meaningful factor for customers as they consider business services. We invest in our brand in order to retain and expand our customer base and to position Vonage as a technology leader that delivers innovative, unified communication services, serving the full range of businesses and Enterprises. We expect these investments to continue as we further establish Vonage as a leading business services brand.

SALES AND DISTRIBUTION

Inside Sales
Customers can subscribe to our consumer services at our websites, http://www.vonage.com, http://www.vonage.ca, http://www.vonage.co.uk and several affiliate websites, or through multiple toll free numbers including 1-877-4VONAGE. Business customers can subscribe to our services at our websites, including https://business.vonage.com/, http://www.vonagebusiness.com, https://enterprise.vonage.com, and https://www.nexmo.com, or through toll free numbers including 1-877-862-2562 and 1- 855-593-7326.
Field Sales
We utilize our team of over 145 sales agents, primarily based in geographic territories comprising customers and prospects, which we refer to as our field sales team, to market and sell our business services. These field sales agents utilize a consistent, automated, highly-structured sales process to effectively educate prospective customers regarding our services. We have developed a scalable model applicable to both existing and new markets. We now have sales offices throughout the United States,.
Channel Sales
In addition to inside sales and our field sales team, we also have a dedicated team focused on channel sales who work with our channel partners to market and sell our business services, which helps to broaden our sales distribution. In 2016, we continued to develop and expand this channel program by adding new senior management, channel managers, and additional national master agents. We now have a broad and deep coverage of the U.S. market through a network of over 20,000 sub agents and resellers.
Enterprise Sales
In order to continue to expand in the Enterprise segment, which we define as businesses larger than 1,000 seats, Our enterprise sales organization is uniquely positioned to provide high quality business services for Enterprise, through our fully managed solution, which utilizes BroadSoft’s enterprise-grade call processing platform, with a broad portfolio of products delivered over our own private, national MPLS network, with 21 Points-of-Presence (POPs) across the country and our own team of service delivery project managers using our proprietary provisioning tool Zeus, as well as our industry leading CPaaS products.
Retail Sales
In addition to our inside sales channel, we also offer our consumer services through our retail channel. In 2016, as part of our continued efforts to lower customer acquisition costs, we shifted our retail strategy to a grab-and-go strategy within large retailers to better leverage the strength of the Vonage brand. We believe that the availability of our services through premier retailers, with well-located shelf placement increases our ability to acquire mainstream consumers by reaching them in a familiar and interactive shopping environment. National and regional retailers provide Vonage with a wide footprint to distribute our service. Concurrently, we have also reduced our use of the assisted-selling face-to-face channel, which had a higher customer acquisition cost.
Customer Support
Consumer. We offer our customers support 24 hours a day, seven days a week through both our comprehensive online account management website and our toll free number. Many customers use our self-service website when they have a question or problem with their service and are able to resolve their concerns online without needing to speak to a customer care representative. Our customers can manage almost all aspects of their accounts online. This capability empowers our customers through self-service and reduces our customer care expenses.

5     VONAGE ANNUAL REPORT 2016

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
Billing
All customer billing for our communication services is automated. We bill in advance for monthly recurring services and fees. We collect all fees from our customers’ credit card, debit card, checks, wire transfer, ACH or electronic check payment (“ECP”). All usage related charges are billed no more than 30 days in arrears. By collecting monthly subscription fees in advance and certain other charges within the same billing cycle as they are incurred, we are able to reduce the amount of accounts receivable that we have outstanding, thus allowing us to have lower working capital requirements. Collecting in this manner also helps us mitigate bad debt exposure, which is recorded as a reduction to revenue. If a customer’s payment is declined or returned we generally suspend services. Historically, in most cases, we are able to correct the problem with the customer within the current monthly billing cycle. Generally, for our consumer services, if the customer’s credit card, debit card or ECP cannot be successfully processed during three billing cycles (i.e. the current and two subsequent monthly billing cycles), we terminate the account. For customers in grace or suspend status we have enabled one-time cash payments through an arrangement with MoneyGram. Generally, for our Essentials customers, we will make several attempts to collect payment. If after approximately fifteen days we have not successfully collected the balance due, the customer’s account services are suspended. If after 30 days the account is still in a suspended status, the account is cancelled. Generally, for our Premier customers, if after 60 days we have not successfully collected the balance due, the customer’s account services are suspended. If after seven additional days the account is still in a suspended status, the account in cancelled. For our Nexmo customers, we require prepayment from our smaller customers. For Nexmo's larger customers we issue invoices in arrears for usage. For Nexmo's postpaid customers, we review customers on a case by case basis before suspending or terminating services.

INTELLECTUAL PROPERTY
We believe that our technological position depends primarily on the experience, technical expertise, and creative ability of our employees. We routinely review our technological developments with our technology staff and business units to identify the aspects of our technology that provide us with a technological or commercial advantage and seek intellectual property (including patent) protection as appropriate to protect such key proprietary technology in the United States and internationally, based on our assessment in light of applicable law. Our company policies require our employees to assign intellectual property rights developed in the scope of or in relation to our business to us and to treat proprietary know-how and materials as our confidential information.
In addition to developing technology and intellectual property, from time to time we evaluate opportunities for potential licensing and acquisition of third-party technology and intellectual property that may provide us with a strategic or commercial advantage in exchange for royalties or other consideration. As a result of these efforts, we have acquired multiple U.S. and foreign patents, and obtained licenses to numerous other patents. From time to time we receive letters from third parties inviting us to obtain patent licenses that might be relevant to our business. From time to time, we also have become involved in litigation alleging that our products or services infringe on third party patents or other intellectual property rights. See “Item 3. - Legal Proceedings-IP Matters.”
We are the owner of numerous United States and international trademarks and service marks and have applied for registration of our trademarks and service marks in the United States and abroad to establish and protect our brand names as part of our intellectual property strategy. Examples of our registered marks include Vonage®, Vonage Mobile®, Vonage Extensions®, and Nexmo ®.
We endeavor to protect our internally developed systems and technologies and maintain our trademarks and service marks. Typically, we enter into confidentiality agreements with our employees, consultants, partners, customers, and vendors in an effort to control access to and dissemination of our technology, software, business plans, documentation, and other proprietary information and trade secrets.

COMPETITION

We face continued strong competition from traditional telephone companies, cable companies, wireless companies, alternative communication providers, direct unified communications providers, legacy consumer VOIP businesses, large technology incumbents, and collaboration providers in the consumer, mobile, SMB and enterprise markets. Because most of our target customers are already purchasing communications services from one or more of these providers, our success is dependent upon our ability to attract these customers away from their existing providers. We believe that the principal competitive factors affecting our ability to attract and retain customers are price, call quality, brand awareness, customer service, network and system reliability, service features and capabilities, scalability, usability, simplicity and mobile integration.
Traditional telephone and cable companies
The traditional telephone and cable companies are our primary competitors for our broadband telephone services. Traditional telephone companies in particular have historically dominated their regional markets. These competitors include AT&T, Verizon and CenturyLink, as well as rural incumbents such as Frontier Communications. Cable company competitors include companies such as Altice, Charter Communications, Comcast Corporation, and Cox Communications. These traditional phone and cable company competitors are substantially larger and better capitalized than we are and have the advantage of a large existing customer base. Many of these competitors are continuing to make substantial investments in delivering broadband Internet access, VoIP phone service, and cable television to their customers and they often have larger product development and marketing budgets than us. Providing home phone, Internet access, and cable television to many of our existing and potential customers may enhance their image as trusted providers of services.
The traditional phone and cable companies own networks that include a “last mile” connection to substantially all of our existing and potential domestic customers as well as the places our customers

6     VONAGE ANNUAL REPORT 2016

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

Alternative communications providers
We also compete against alternative communication providers such as Twilio, magicJack, Ooma, Skype, and WhatsApp, some of which are larger than us and have the ability to devote greater resources to their communications services. Some of these service providers, including Internet product and software companies, have chosen to sacrifice telephony revenue in order to gain market share or attract users to their platform and have offered their services at low prices or for free. While not all of these competitors currently offer the ability to call or be called by anyone not using their service, line portability, E911 service, and customer service, in the future they may integrate such capabilities into their service offerings. As we continue the introduction of applications that integrate different forms of voice, video, messaging, and other services over multiple devices, we face competition from emerging competitors focused on similar integration, as well as from alternative communication providers.
There is a continuing trend toward consolidation of competitive companies, including the acquisition of alternative communication providers by Internet product and software companies with significant resources. In addition, certain of our competitors have partnered and may in the future partner with other competitors to offer products and services, leveraging their collective competitive positions. We also are subject to the risk of future disruptive technologies, which could give rise to significant new competition.
In connection with our international long distance business, we face competition from low-cost international calling cards and VoIP providers in addition to traditional telephone companies, cable companies, and wireless companies.
In connection with our cloud communications products, we face competition from the traditional telephone and cable companies discussed above, as well as from vendors of premises-based solutions and/or hosted solutions, including the following:
•Independent cloud services providers such as Twilio, EvolveIP, Jive, Mitel, RingCentral, ShoretelConnect, Fuse Networks, West Unified Communications Services, and 8x8;
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
As the cloud communications market evolves, and the convergence of voice, video, messaging, mobility and data networking technologies accelerates, we may face competition in the future from companies that do not currently compete in the market, including companies that currently compete in other sectors, companies that serve consumer rather than business customers, or companies which expand their market presence to include cloud communications.

SEGMENT INFORMATION
ASC 280 "Segment Reporting" establishes reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. Under ASC 280, the method for determining what information to report is based upon the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. Our chief operating decision-makers review revenue and gross margin information for each of our reportable segments, but do not review operating expenses on a segment by segment basis. In addition, with the exception of goodwill and intangible assets, we do not identify or allocate our assets by the reportable segments.

7     VONAGE ANNUAL REPORT 2016

Historically, we have had two operating segments that we have aggregated for reporting purposes. In 2016, as a result of the acquisition of Nexmo, we no longer meet the aggregation criteria for operating segments and now have the following two reportable segments:
Business
For our Business customers, we provide innovative, cloud-based Unified Communications as a Service, or UCaaS, solutions, comprised of integrated voice, text, video, data, collaboration, and mobile applications over our flexible, scalable Session Initiation Protocol (SIP) based Voice over Internet Protocol, or VoIP, network. Through Nexmo, the Vonage API Platform, we also offer Communications Platform as a Service, or CPaaS, solutions designed to enhance the way businesses communicate with their customers embedding communications into apps, websites and business processes. Together we have a robust set of product families tailored to serve the full range of the business value chain, from the small and medium business, or SMB, market, through mid-market and enterprise markets. We provide customers with multiple deployment options, designed to provide the reliability and quality of service they demand. We provide customers the ability to integrate our cloud communications platform with many cloud-based productivity and CRM solutions, including Google’s G Suite, Zendesk, Salesforce’s Sales Cloud, Oracle, Clio, and other CRM solutions. In combination, our products and services permit our business customers to communicate with their customers and employees through any cloud-connected device, in any place, at any time without the often costly investment required with on-site equipment.
Consumer
For our Consumer customers, we enable users to access and utilize our UCaaS services and features, via a single “identity,” either a number or user name, regardless of how they are connected to the Internet, including over 3G, LTE, Cable, or DSL broadband networks. This technology enables us to offer our Consumer customers attractively priced voice and messaging services and other features around the world on a variety of devices.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
For information regarding the Company's revenues and long-lived assets attributable to our U.S. and foreign countries for the last three fiscal years see Note 14 to the Company's consolidated financial statements.

EMPLOYEES

As of December 31, 2016, we had 1,883 employees. None of our employees are subject to a collective bargaining agreement.

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

8     VONAGE ANNUAL REPORT 2016

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
The Unified Communications as a service, or UCaaS, and Communications Platform as a service, or CPaaS, industries, which we refer to as our business services, are highly competitive. We also provide consumer services. We face intense competition from a broad set of companies, including:

•	traditional telephone and wireless service providers such as AT&T, Verizon Communications, CenturyLink, Sprint, T-Mobile, and Verizon Wireless;

•	cable companies such as Altice, Cablevision, Comcast Corporation, Cox Communications, and Spectrum; and

•
software as a service (SaaS) companies and other alternative communication providers, such as Twilio, EvolveIP, Jive, Mitel, RingCentral, Shoretel, Thinking Phone, West Unified Communications Services, 8x8 and other providers of cloud communications services.

Many of these providers are substantially larger and better capitalized than we are and have the advantage of greater name and brand name recognition and a large existing customer base. These service providers may have the ability to devote greater resources to their communications services and may be able to respond more quickly and effectively than we can to new or changing opportunities. Because most of our target Consumer customers are already purchasing communications services from one or more of these providers, our success is dependent upon our ability to attract target customers away from their existing providers. Our competitors' financial resources may allow them to offer services at prices below cost or even for free in order to maintain and gain market share or otherwise improve their competitive positions. Some of our competitors also could use their greater financial resources to develop and market telephony and messaging services with more attractive features and more robust customer service. In addition, because of the other services our competitors provide, some of these service providers choose to offer cloud communications services as part of a bundle that includes other products, such as high speed Internet access and wireless telephone service. These bundled offers may enable our competitors to offer cloud communications services at prices with which we may not be able to compete or to offer functionality that integrates cloud communications services with their other offerings, both of which may be more desirable. As we continue the introduction of applications that integrate different forms of voice and messaging services over multiple devices, we face competition from emerging competitors focused on similar integration, as well as from established alternative communication providers. Any of these competitive factors could make it more difficult for us to attract and retain customers, reduce our market share and revenues, or cause us to lower our prices or offer additional features that may result in additional costs without commensurate price increases. In order to compete with such service providers, we may have to reduce our prices, which would impair our profitability, or offer additional features that may cause us to incur additional costs without commensurate price increases.
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

9     VONAGE ANNUAL REPORT 2016

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
The success of our CPaaS products depends in part on attracting new customers in a cost-effective manner. The failure to do so could materially and adversely affect our business.
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
Our success in the cloud communications market for our business services depends in part on developing and maintaining effective distribution channels, including our internal direct sales team, third-party resellers, and value-added distributors. The failure to develop and maintain these channels could materially and adversely affect our business.
A portion of our business revenue is generated through our direct sales, or “field sales,” team. This channel consists of sales agents that market and sell our business services products to customers to customers through direct, commonly face-to-face interaction. This channel may generate an increasing portion of our business revenue in the future. Our continued success requires that we continue developing and maintaining a successful sales organization. If we fail to do so, or if our sales agents are not successful in their sales efforts, our sales may decrease and our operating results would suffer.
A portion of our business revenue is generated through indirect channel sales. These channels consist of third-party resellers and value-added distributors that market and sell our business services products to customers. These channels may generate an increasing portion of our business revenue in the future. Generally, we do not have long-term contracts with these third-party resellers and value-added distributors, and the loss of or reduction in sales through these third parties could materially reduce our revenues. We also compete for preference amongst our current or potential resellers with our competitors. Our continued success requires that we continue developing and maintaining successful relationships with these third-party resellers and value-added distributors. If we fail to do so, or if our resellers are not successful in their sales efforts, our sales may decrease and our operating results would suffer.
We may face difficulties related to the acquisition or integration of businesses, which could harm our growth or operating results.
Beginning with our acquisition of Vocalocity in 2013, we have made a number of acquisitions related to the UCaaS market, including Telesphere Networks, Ltd. in 2014, Simple Signal, Inc. and iCore Networks, Inc. in 2015 and Nexmo Inc., in 2016. However, acquisition and integration activities require substantial management time and resources. Acquisitions of existing businesses, including Nexmo, involve substantial risks, including the risk that we may not be able to integrate the operations, personnel, services, or technologies, the potential disruption of our ongoing businesses, the diversion of management attention, the maximization of financial and strategic opportunities, the difficulty in developing or maintaining controls and procedures, and the dilution to our existing stockholders from the issuance of additional shares of common stock. We may elect to acquire additional businesses or assets in the future. However, we cannot predict or guarantee that we will be able to identify suitable acquisition candidates or consummate any acquisition. As a result of these and other risks, we may not produce anticipated revenue, profitability, or synergies.
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

10     VONAGE ANNUAL REPORT 2016

risks faced by joint venture partners, or any failure of joint venture partners to perform their obligations could adversely affect our business, results of operations, and financial condition.
Security breaches and other cybersecurity or technological risks could compromise our information systems and network and expose us to liability, which would cause our business and reputation to suffer and which could have a material adverse effect on our business, financial condition, and operating results.
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
We also operate Internet based, worldwide data, voice, video communications, and messaging services and electronic billing, which require the transmission of confidential information over public networks that may or may not support end to end security. Despite our security measures, which include the development, operation and maintenance of systems and processes that are designed to protect consumer information and prevent fraudulent credit card transactions and other security breaches, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to error, malfeasance or other disruptions by a current or former employee or third-party provider and our failure to mitigate such fraud or breaches may adversely affect our operating results. Any such breach could compromise our systems and network and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to our operations, damage to our reputation, and a loss of confidence in our products and services, and our ability to keep personally identifiable information confidential, which could adversely affect our business.
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
Sales of our business services to medium-sized and enterprise customers involve significant risks which, if not managed effectively, could materially and adversely affect our business and results of operations.
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

11     VONAGE ANNUAL REPORT 2016

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
While we believe that relations with our current third party providers are good, and we have contracts in place with these vendors, there can be no guarantee that these third party providers will be able or willing to supply services to us in the future on commercially reasonable terms, or that we will be able to engage alternative or additional providers. We believe that we could replace our current third party providers, however, our ability to provide our services may be impacted during any transition, which could have an adverse effect on our business, financial condition or results of operations.
We rely on third-party vendors that may be difficult to replace or may not perform adequately.
For our CPaaS customers, we rely on Softlayer to provide substantially all of the cloud infrastructure that hosts our CPaaS products and platform. Our CPaaS customers require uninterrupted performance of this platform and we are therefore vulnerable to service interruptions at Softlayer. We may experience interruptions, delays and outages in Softlayer’s service and availability due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints caused by technical failures, natural disasters, fraud or security attacks. To the extent that we do not effectively address interruptions, delays and outages in Softlayer’s service and availability or capacity constraints, our business, results of operations and financial condition may be adversely affected.
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
We outsource some of our cloud infrastructure to Amazon Web Services, or AWS, which hosts certain of our products and platform. Customers of our products need to be able to access our platform at any time, without interruption or degradation of performance. AWS runs its own platform that we access, and we are, therefore, vulnerable to service interruptions at AWS. To the extent that we do not effectively address capacity constraints, either through AWS or alternative providers of cloud infrastructure, our business, results of operations and financial condition may be adversely affected. In addition, any changes in service levels from AWS may adversely affect our ability to meet our customers’ requirements.
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
Our Business segment is growing rapidly, and any inability to scale our business and grow efficiently could materially and adversely harm our business and results of operations.
As our Business segment expands, we will need to continue to improve our application architecture, integrate our products and applications across our technology platforms, integrate with third-party systems, and maintain infrastructure performance. We expect the number of users, the amount of data transferred and processed, the number of locations where our service is being used, and the volume of communications over our networks to continue to expand. To address this growth, we will need to scale our systems and customer services organization. Our ability to execute on these initiatives may impact system and network performance, customer satisfaction, and ultimately, sales and revenue. These efforts may also divert management resources. These factors may materially and adversely harm our business and results of operations.
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

12     VONAGE ANNUAL REPORT 2016

We market our products and services to small and medium-sized businesses, which may be disproportionately impacted by fluctuations in economic conditions.
We market our products to small and medium-sized businesses. Customers in this market may be affected by economic downturns to a greater extent, and may have more limited financial resources, than larger or more established businesses. If customers in our Business markets experience financial hardship as a result of a weak economy, the demand for our services could be materially and adversely affected.
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
Examples of key data privacy and security related obligations and restrictions include the European Union General Data Protection Regulation (GDPR). The GDPR was adopted in April 2016 and comprehensively regulates the processing of personal data of any individual residing in the EU. The GDPR effectively requires any company processing data of EU individuals to develop a comprehensive privacy program. The GDPR becomes effective on May 25, 2018. In addition, in January 2017, the European Commission introduced a new proposed ePrivacy regulation that would restrict communications service provider’s ability to use metadata and content from communications services. In order to become effective, the proposal needs to be adopted by the European Council and European Parliament. In October 2016, the Federal Communications Commission adopted a new privacy rules for the U.S. communications industry. These rules greatly extended the scope of FCC privacy regulation. Numerous parties have filed petitions for reconsideration at the FCC on the new privacy rules.
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
Our ability to compete effectively is dependent in large part upon the maintenance and protection of systems and software that we have developed internally based on open standards. While we own over 150 issued U.S. patents (and a number of foreign patents) and more than 170 pending U.S. patent applications (and a number of foreign patent applications), we cannot patent much of the technology that is important to our business. Our pending patent applications may not be granted. Any issued patent that we own may be challenged, narrowed, invalidated, or circumvented. To date, we have relied on patent, copyright and trade secret laws, as well as confidentiality procedures and licensing arrangements, to establish and protect our rights to this technology. We typically enter into confidentiality agreements with our employees, consultants, customers, partners, and vendors in an effort to control access to and distribution of technology, software, documentation, and other information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use this technology without authorization. Policing unauthorized use of this technology is difficult. The steps we take may not prevent misappropriation of the technology we rely on. In addition, effective protection may be unavailable or limited in some jurisdictions outside the United States, Canada, and the United Kingdom. Litigation may be necessary in the future to enforce or protect our rights or to determine the validity and scope of the rights of others. That litigation could cause us to incur substantial costs and divert resources away from our daily business, which in turn could materially adversely affect our business.
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
Third parties may fraudulently use our name to obtain access to customer accounts and other personal information, use our services to commit fraud or steal our services or equipment, which could damage our reputation, limit our growth, and cause us to incur additional expenses.
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
Third parties also have used our communications services and obtained delivery of our equipment without paying, including by submitting fraudulent credit card information. This has resulted in our incurring the cost of providing the services, including incurring call termination fees, or providing the equipment without any corresponding revenues. We have implemented anti-fraud procedures in order to limit the expenses resulting from theft of service or equipment. If our procedures are not effective, theft of service or equipment could significantly increase our expenses and negatively impact our profitability.

13     VONAGE ANNUAL REPORT 2016

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
There has been substantial litigation in the cloud communications, UCaaS, VoIP, telecommunications, hosted services, and related industries regarding intellectual property rights and, given the rapid technological change in our industry, expansion into new technological and geographical markets, and our continual development of new products and services, we and/or our commercial partners may be subject to infringement claims from time to time. For example, we may be unaware of filed patent applications and issued patents that could include claims that might be interpreted to cover our products and services. We have been subject to patent infringement claims in the past, are currently named as a defendant in several proceedings that relate to alleged patent infringement, and from time to time we receive letters from third parties offering an opportunity for us to obtain licenses to patents that may be relevant to our business or alleging that our services infringe upon third party patents or other intellectual property. See “Item 3. - Legal Proceedings-IP Matters.”
Parties making claims of infringement may be able to obtain injunctive or other equitable relief that could effectively block our ability to provide our services and could cause us to pay substantial royalties, licensing fees, damages or settlement fees. Our agreements with certain customers, vendors, or partners may obligate us to defend or indemnify them in connection with such claims of infringement, further increasing our costs of defense and potential liability. Although we generally limit our contractual liability regarding such obligations, we may incur significant liability with respect to them, and disputes with our customers, vendors or partners over such obligations may have an adverse relationship on our relations with those entities. The defense of any lawsuit could divert management’s efforts and attention from ordinary business operations and result in time-consuming and expensive litigation, regardless of the merits of such claims. These outcomes may:

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

14     VONAGE ANNUAL REPORT 2016

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
In addition, the regulatory framework for VoIP service is still evolving and it is possible that Vonage could be subject to additional regulatory obligations and/or existing regulatory obligations could be modified or expanded. For instance, several states public utility commissions are attempting to regulate ‘fixed’ VoIP provided by cable companies. These states believe that the FCC’s 2004 Vonage Preemption Order did not preempt regulation of these ‘fixed’ services. The effects of future regulatory developments are uncertain. Future legislative, judicial or other regulatory actions could have a negative effect on our business. If we become subject to the rules and regulations applicable to telecommunications providers in individual states, we may incur significant litigation and compliance costs, and we may have to restructure our service offerings, exit certain markets, or raise the price of our services, any of which could cause our services to be less attractive to customers. In addition, future regulatory developments could increase our cost of doing business and limit our growth.
The regulatory framework for CPaaS services is not developed; future legislative, regulatory or judicial actions on CPaaS could adversely affect our business and expose us to liability.
In most countries where we offer CPaaS products, it is not clear how CPaaS fits into the communications regulatory framework. Regulators could claim that our CPaaS products are subject to licensing and substantive communications regulatory requirements or could modify their regulatory requirements to make it clear that CPaaS products are covered. For instance, the proposed Electronic Communications Code released by the European Commission in October 2016, which if adopted by the European Council and European Parliament would update the communications law framework in the EU, arguably subjects CPaaS services to many traditional telecommunications regulations.
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
Our business is subject to country-specific governmental regulation and related actions and taxes that may increase our costs or impact our product offerings.
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

15     VONAGE ANNUAL REPORT 2016

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

An unremediated material weakness in our internal control over financial reporting could adversely affect our reputation, business or stock price.
As described under “Item 9A - Controls and Procedures,” we have identified a control deficiency constituting a material weakness in our internal control over financial reporting related to our controls over the preparation of the annual tax provision.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Although we have developed and are implementing a plan to remediate this material weakness and believe, based on our evaluation to date, that this material weakness will be remediated during 2017, we cannot assure you that this will occur within the contemplated timeframe. Moreover, we cannot assure you that we will not identify additional material weaknesses in our internal control over financial reporting in the future. If we are unable to remediate the material weakness, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the Securities and Exchange Commission, could be adversely affected. The occurrence of or failure to remediate the material weakness may adversely affect our reputation and business and the market price of our common stock and any other securities we may issue.
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

16     VONAGE ANNUAL REPORT 2016

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
Because our consolidated financial statements are presented in U.S. dollars, increases or decreases in the value of the U.S. dollar relative to other currencies in which we transact business could materially adversely affect our financial results. For example, Nexmo collects revenues in Euros, and accordingly the strengthening of the U.S. dollar relative to the Euro adversely affects our revenue and operating results presented in U.S. dollars. In addition, on June 23, 2016, the United Kingdom (U.K.) held a referendum in which a majority of voters approved an exit from the European Union (E.U.), commonly referred to as "Brexit." As a result of the referendum, it is expected that the British government will begin negotiating the terms of the U.K.'s withdrawal from the E.U. Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business, such as the British Pound, Euro and other currencies. Such strengthening of the U.S. dollar relative to other currencies may adversely affect our revenue and operating results. In addition, changes to U.K. border and immigration policy could likewise occur as a result of Brexit, affecting our U.K. operation's ability to recruit and retain employees from outside the U.K.
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

17     VONAGE ANNUAL REPORT 2016

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
Under our credit card processing agreements with our Visa, MasterCard, American Express, and Discover credit card processors, the credit card processor has the right, in certain circumstances, including adverse events affecting our business, to impose a holdback of our advanced payments purchased using a Visa, MasterCard, American Express, or Discover credit card, as applicable, or demand additional reserves or other security. If circumstances were to occur that would allow any of these processors to reinstate a holdback, the negative impact on our liquidity likely would be significant. In addition, our Visa and MasterCard credit card processing agreement may be terminated by the credit card processor at its discretion if we are deemed to be financially insecure. As a significant portion of payments to us are made through Visa and MasterCard credit cards, if the credit card processor does not assist in transitioning our business to another credit card processor, the negative impact on our liquidity likely would be significant. There were no cash reserves and cash-collateralized letters of credit with any credit card processors as of December 31, 2016.
We have incurred cumulative losses since our inception and may not achieve consistent profitability in the future.
While we achieved net income attributable to Vonage of $17,907 for the year ended December 31, 2016, our accumulated deficit is $637,113 from our inception through December 31, 2016. Although we believe we will achieve consistent profitability in the future, we ultimately may not be successful. We believe that our ability to achieve consistent profitability will depend, among other factors, on our ability to continue to achieve and maintain substantive operational improvements and structural cost reductions while maintaining and growing our net revenues. In addition, certain of the costs of our business are not within our control and may increase. For example, we and other telecommunications providers are subject to regulatory termination charges imposed by regulatory authorities in countries to which customers make calls, such as India where regulatory authorities have been petitioned by local providers to consider termination rate increases. As we attract additional international long distance callers, we will be more affected by these increases to the extent that we are unable to offset such costs by passing through price increases to customers.
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
Our certificate of incorporation and bylaws and the agreements governing our indebtedness contain provisions that could delay or discourage a takeover attempt, which could prevent the completion of a transaction in which our stockholders could receive a substantial premium over the then-current market price for their shares.
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

18     VONAGE ANNUAL REPORT 2016

immediately all amounts due under our 2015 Credit Facility, including principal and accrued interest, and may take action to foreclose upon the collateral securing the indebtedness.
Under our 2015 Credit Facility, a “change of control” would result from the occurrence of, among other things, the acquisition by any person or group (other than our Chairman, Jeffrey Citron and his majority-controlled affiliates) of 35% or more of the voting and/or economic interest of our outstanding common stock on a fully-diluted basis.

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

ITEM 1B. Unresolved Staff Comments
Not applicable.

ITEM 2. Properties
The following is a summary of our offices and locations:

Location	Business Use	Square Footage	Lease Expiration Date
Holmdel, New Jersey	Corporate Headquarters, Network Operations, Customer Services, Sales and Marketing, Administration	350,000	2023
New York, New York	Sales and Marketing, Administration, and Product Development	10,166	2026
Dallas, Texas	Sales and Marketing, Administration, and Product Development	5,567	2021
Atlanta, Georgia	Sales and Marketing, Administration, and Product Development	90,209	2020
Scottsdale, Arizona	Network Operations, Customer Services, Marketing, and Administration	37,870	2021
Englewood, Colorado	Sales and Marketing	9,573	2021
Minneapolis, Minnesota	Sales and Marketing	2,206	2017
Murray, Utah	Sales and Marketing	1,062	2017
Oak Brook, Illinois	Sales and Marketing	4,890	2019
Houston, Texas	Sales and Marketing	4,040	2020
McLean, Virginia	Network Operations, Customer Services, Sales and Marketing, Administration	33,656	2017
Philadelphia, Pennsylvania	Network Operations, Customer Services, Sales and Marketing	5,795	2020
San Francisco, CA	Sales and Marketing, Administration, and Customer Services	5,000	2018
London, United Kingdom	Sales and Marketing, Administration	10,185	2020
Tel Aviv, Israel	Application Development	7,158	2020
		577,377
We sublease 52,000 square feet of office space in our Holmdel, NJ location to a third party. We believe that the facilities that we occupy are adequate for our current needs and do not anticipate leasing any material additional space.

19     VONAGE ANNUAL REPORT 2016

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
IP Matters
Bear Creek Technologies, Inc. On February 22, 2011, Bear Creek Technologies, Inc. (“Bear Creek”) filed a lawsuit against Vonage Holdings Corp., Vonage America Inc., Vonage Marketing LLC, and Aptela Inc. (the latter two entities being former subsidiaries of Vonage Holdings Corp. now merged into Vonage America Inc. and Vonage Business Inc., respectively) in the United States District Court for the Eastern District of Virginia alleging that Vonage’s and Aptela’s products and services are covered by United States Patent No. 7,889,722, entitled “System for Interconnecting Standard Telephony Communications Equipment to Internet Protocol Networks” (the “'722 Patent”). The suit also named numerous other defendants. On August 17, 2011, the Court dismissed Bear Creek’s case against the Vonage entities and Aptela, and all but one of the other defendants. Later, on August 17, 2011, Bear Creek re-filed its complaint in the United States District Court for the District of Delaware against the same Vonage entities; and re-filed its complaint in the United States District Court for the Eastern District of Virginia against Aptela. On May 2, 2012, the litigations against Vonage and Aptela were consolidated for pretrial proceedings with twelve other actions in the District of Delaware. Vonage filed an answer to Bear Creek’s complaint, including counterclaims of non-infringement and invalidity of the ‘722 patent. Aptela, which filed a motion to dismiss Bear Creek’s complaint on September 27, 2011, has not yet answered, as its motion remains pending. On November 5, 2012, Bear Creek filed an answer to Vonage’s counterclaims. On July 17, 2013, the Court stayed the case pending resolution of the reexamination of the ‘722 patent requested by Cisco Systems, Inc. (“Cisco”), described below. On May 5, 2015, the Court closed the case, with leave to reopen if further attention by the Court is required.
A request for reexamination of the validity of the ‘722 Patent was filed on September 12, 2012 by Cisco. Cisco’s request was granted on November 28, 2012. On March 24, 2014, the United States Patent and Trademark Office issued an Action Closing Prosecution, confirming its rejection of all claims of the ‘722 patent. Bear Creek’s November 14, 2014 appeal of that decision to the Patent Trial and Appeal Board was denied on December 29, 2015. Bear Creek appealed the Board’s decision to the United States Court of Appeals for the Federal Circuit. Briefing on the appeal is complete and pending oral argument before the Court on March 13, 2017.
RPost Holdings, Inc. On August 24, 2012, RPost Holdings, Inc., RPost Communications Limited, and RMail Limited (collectively,

“RPost”) filed a lawsuit against StrongMail Systems, Inc. (“StrongMail”) in the United States District Court for the Eastern District of Texas alleging that StrongMail’s products and services, including its electronic mail marketing services, are covered by United States Patent Nos. 8,224,913, 8,209,389, 8,161,104, 7,966,372, and 6,182,219. On February 11, 2013, RPost filed an amended complaint, adding 27 new defendants, including Vonage America Inc. RPost’s amended complaint alleges willful infringement of the RPost patents by Vonage and each of the other new defendants because they are customers of StrongMail. StrongMail has agreed to fully defend and indemnify Vonage in this lawsuit. Vonage answered the complaint on May 7, 2013. On September 17, 2015, the Court ordered the consolidation for pre-trial purposes of this case with other cases by RPost. The lead case has been administratively closed and stayed since January 30, 2014 due to multiple pending actions by third parties regarding ownership of the patents at issue. On December 1, 2016, the parties in the consolidated actions filed a joint notice regarding status of the co-pending actions. Plaintiffs requested that the stay be lifted, while defendants maintain that the stay should remain in place.
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
Cisco petitioned for inter partes review of the ‘247 patent on November 25, 2014, which was granted on May 20, 2015. On May 18, 2016, the Patent Office issued a Final Written Decision, finding all challenged claims of the ‘247 patent to be invalid. AIP appealed to the Federal Circuit, filing its opening brief on December 15, 2016. On December 20, 2016, the Patent Office filed a notice of intervention in the appellate proceedings. Both the Patent Office’s and Cisco’s responsive briefs are due on March 13, 2017.
Commercial Litigation
Merkin & Smith, et als. On September 27, 2013, Arthur Merkin and James Smith filed a putative class action lawsuit against Vonage America, Inc. in the Superior Court of the State of California, County of Los Angeles, alleging that Vonage violated California’s Unfair Competition Law by charging its customers fictitious 911 taxes and fees. On October 30, 2013, Vonage filed a notice removing the case to the United States District Court for the Central District of California. On November 26, 2013, Vonage filed its Answer to the Complaint. On December 4, 2013, Vonage filed a Motion to Compel Arbitration, which the Court denied on February 4, 2014. On March 5, 2014, Vonage appealed that decision to the United States Court of Appeals for the Ninth Circuit. On March 26, 2014, the district court proceedings were stayed pending the appeal. On February 29, 2016, the Ninth Circuit reversed the district court’s ruling and remanded with instructions to grant the motion to compel arbitration. On March 22, 2016, Merkin and Smith filed a petition for rehearing. On May 4, 2016, the Ninth Circuit withdrew its February 29, 2016 decision and issued a new order reversing the district court’s order and remanded with instructions to compel arbitration. The Ninth Circuit also declared as moot the petition for rehearing. On June 27, 2016, the lower court stayed the case pending arbitration. A joint status report was filed with the District Court on December 23, 2016.
Regulation
Telephony services are subject to a broad spectrum of state and federal regulations. Because of the uncertainty over whether Voice

20     VONAGE ANNUAL REPORT 2016

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
Federal - Numbering Rights
On April 18, 2013, the FCC issued a Notice of Proposed Rulemaking (NPRM) that proposed to modify FCC rules to allow VoIP providers to directly access telephone numbers. In addition, the FCC granted a waiver from its existing rules to allow Vonage to conduct a trial of direct access to telephone numbers. The trial would allow the FCC to obtain real-world data on direct access to telephone numbers by VoIP providers to inform consideration of the NPRM. Direct access to telephone numbers would facilitate IP to IP interconnection, which may allow VoIP providers to provide higher quality, lower cost services, promote the deployment of innovative new voice services, and experience reductions in the cost of telephony services. Vonage successfully completed the trial in certain markets and filed the required reports on the trial with the FCC. On January 31, 2014, the FCC Wireline Competition Bureau issued a positive report on the trial, concluding that Vonage's successful trial confirmed the technical feasibility of interconnected VoIP providers obtaining telephone numbers directly from the numbering administrators. On June 18, 2015, the FCC adopted an order that modifies its rules to allow interconnected VoIP providers to directly access telephone numbers. Part of the order required approval from the Office of Management and Budget ("OMB") prior to the rule change becoming effective. On February 4, 2016, the FCC announced that OMB had approved the order and would begin accepting applications for authorization beginning on February 18, 2016. Vonage applied for authorization, and on March 31, 2016 received authorization. On December 23, 2015, the National Association of Regulatory Utility Commissioners filed an appeal of the June 18, 2015 FCC order at the D.C. Circuit Court of Appeals. The D.C. Circuit held oral argument on this appeal on February 8, 2017.
Federal - Privacy Rules
On April 1, 2016, the FCC issued a Notice of Proposed Rulemaking (NPRM) that proposed the adoption of privacy rules for providers of broadband Internet access service and updating its rules for voice services to make them consistent with the proposed privacy rules for broadband Internet access services. In addition to regulating customer proprietary network information (CPNI), a category of information that the FCC has traditionally regulated for voice services, the FCC proposed to regulate use of customer personal information (PI), a broader set of information than CPNI, by broadband and voice service providers. Further, the NPRM would regulate voice and broadband provider privacy policies and data security practices, including imposing vicarious liability for vendors who handle PI and CPNI on behalf of a broadband or voice provider. Finally, the NPRM would impose another data breach reporting notification obligation on voice and broadband providers on top of existing state data breach notification requirements. The FCC adopted its new privacy rules at its October 27, 2016 open meeting. The rules do not provide for vicarious liability for vendors and provide an exemption from the rules in certain instances for business voice customers. Numerous parties have filed petitions for reconsideration.
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
While this ruling does not exempt us from all state oversight of our service, it effectively prevents state telecommunications regulators from imposing certain burdensome and inconsistent market entry requirements and certain other state utility rules and regulations on our service. State regulators continue to probe the limits of federal preemption in their attempts to apply state telecommunications regulation to interconnected VoIP service. On July 16, 2009, the Nebraska Public Service Commission and the Kansas Corporation Commission filed a petition with the FCC seeking a declaratory ruling or, alternatively, adoption of a rule declaring that state authorities may apply universal service funding requirements to nomadic VoIP providers. We participated in the FCC proceedings on the petition. On November 5, 2010, the FCC issued a declaratory ruling that allowed states to assess state USF on nomadic VoIP providers on a going forward basis provided that the states comply with certain conditions to ensure that imposing state USF does not conflict with federal law or policy. More recently on July 28, 2015, the MPUC found that it has

21     VONAGE ANNUAL REPORT 2016

authority to regulate Charter’s fixed, interconnected VoIP service. Charter challenged the MPUC’s order at the U.S. District Court for Minnesota. This challenge is currently pending. We expect that state public utility commissions and state legislators will continue their attempts to apply state telecommunications regulations to VoIP service.
State and Municipal Taxes
In accordance with generally accepted accounting principles, we make a provision for a liability for taxes when it is both probable that a liability has been incurred and the amount of the liability or range of liability can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. For a period of time, we did not collect or remit state or municipal taxes (such as sales, excise, utility, use, and ad valorem taxes), fees or surcharges (“Taxes”) on the charges to our customers for our services, except that we historically complied with the New Jersey sales tax. We have received inquiries or demands from a number of state and municipal taxing and 911 agencies seeking payment of Taxes that are applied to or collected from customers of providers of traditional public switched telephone network services. Although we have consistently maintained that these Taxes do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations, we are now collecting and remitting sales taxes in certain of those states including a number of states that have changed their statutes to expressly include VoIP. In addition, many states address how VoIP providers should contribute to support public safety agencies, and in those states we remit fees to the appropriate state agencies. We could also be contacted by state or municipal taxing and 911 agencies regarding Taxes that do explicitly apply to VoIP and these agencies could seek retroactive payment of Taxes. As such, we have a reserve of $1,763 as of December 31, 2016 as our best estimate of the potential tax exposure for any retroactive assessment. We believe the maximum estimated exposure for retroactive assessments is approximately $2,600 as of December 31, 2016.

ITEM 4. Mine Safety Disclosures
Not Applicable.

22     VONAGE ANNUAL REPORT 2016

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

	Price Range of Common Stock
	High	Low
2016
Fourth quarter	$7.57	$6.10
Third quarter	$6.75	$5.43
Second quarter	$6.29	$3.82
First quarter	$5.88	$4.13
2015
Fourth quarter	$7.42	$5.61
Third quarter	$6.69	$4.59
Second quarter	$5.20	$4.44
First quarter	$5.16	$3.74

Holders
At January 31, 2017, we had approximately 457 stockholders of record. This number does not include beneficial owners whose shares are held in street name.

Dividends
We have never paid cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock for at least the next 12 months. We intend to retain all of our earnings, if any, for general corporate purposes, and, if appropriate, to finance the expansion of our business.

23     VONAGE ANNUAL REPORT 2016

Stock Performance Graph
The graphs below and related information shall not be deemed “soliciting material” or “filed” with the Securities and Exchange Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), nor shall such information be deemed incorporated by reference into any filing under the Securities Act of 1933 (the “Securities Act”) or the Exchange Act, except to the extent we specifically request that such information be treated as soliciting material or specifically incorporate such information by reference into a document filed under the Securities Act or the Exchange Act.

The graph below compares the cumulative total return of our common stock between December 31, 2011 and December 31, 2016, with the cumulative total return of (1) NASDAQ Telecommunications, (2) the S&P 500, and (3) the NYSE Composite (DJ). This graph assumes the investment of $100 on December 31, 2011 in our common stock, the NASDAQ Telecommunications, the S&P 500, and the NYSE Composite (DJ), and assumes the reinvestment of dividends, if any.

COMPARISON OF THE CUMULATIVE TOTAL RETURN ON COMMON STOCK BETWEEN DECEMBER 31, 2011 AND DECEMBER 31, 2016
Among Vonage Holdings Corp., the NASDAQ Telecommunications, S&P 500, and the NYSE Composite (DJ).

	December 31,
	2012	2013	2014	2015	2016
Vonage Holdings Corp.	$96.73	$135.92	$155.51	$234.29	$279.59
NASDAQ Telecommunications	$102.00	$126.50	$137.77	$127.44	$146.39
S&P 500	$113.41	$146.98	$163.72	$162.53	$178.02
NASDAQ Composite (DJ)	$112.93	$139.10	$144.97	$135.66	$147.88

24     VONAGE ANNUAL REPORT 2016

Due to the recent acquisitions, the company entered into the UCaaS and the CPaaS businesses. The management believe that the above indexes may not be the best indexes for comparison purpose for our new business model. In addition, Vonage Holdings Corp. is part of the Russell 2000 Index. The management decided to replace the S&P 500 and NYSE Composite (DJ) with Russell 2000 Index and NASDAQ Computer.

The graph below compares the cumulative total return of our common stock between December 31, 2011 and December 31, 2016, with the cumulative total return of (1) NASDAQ Telecommunications, (2) Russell 2000 Index, and (3) NASDAQ Computer. This graph assumes the investment of $100 on December 31, 2011 in our common stock, NASDAQ Telecommunications, Russell 2000 Index, and NASDAQ Computer, and assumes the reinvestment of dividends, if any.

COMPARISON OF THE CUMULATIVE TOTAL RETURN ON COMMON STOCK BETWEEN DECEMBER 31, 2011 AND DECEMBER 31, 2016
Among Vonage Holdings Corp., the NASDAQ Telecommunications, the Russell 2000 Index, and the NASDAQ Computer.

	December 31,
	2012	2013	2014	2015	2016
Vonage Holdings Corp.	$96.73	$135.92	$155.51	$234.29	$279.59
NASDAQ Telecommunications	$102.00	$126.50	$137.77	$127.44	$146.39
Russell 2000 Index	$114.63	$157.05	$162.60	$153.31	$183.17
NASDAQ Computer	$112.48	$148.41	$177.91	$189.02	$212.21

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
During the three months ended December 31, 2016, we did not repurchase Vonage Holdings Corp. common stock. As of December 31, 2016, approximately $52,043 remained of our 2014 $100,000 repurchase program.

25     VONAGE ANNUAL REPORT 2016

ITEM 6. Selected Financial Data
The following table sets forth our selected historical financial information. The statement of operations and cash flow data for the years ended December 31, 2016, 2015, and 2014 and the balance sheet data as of December 31, 2016 and 2015 are derived from our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The statement of operations and cash flow data for the years ended December 31, 2013 and 2012 and the balance sheet data as of

December 31, 2014, 2013 and 2012 are derived from our audited consolidated financial statements and related notes not included in this Annual Report on Form 10-K. The results included below and elsewhere are not necessarily indicative of our future performance. You should read this information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	For the years ended December 31,
(In thousands, except per share amounts)	2016 (1)	2015 (2)	2014 (3)	2013 (4)	2012
Statement of Operations Data:
Total revenues	$955,621	$895,072	$868,854	$829,067	$849,114

Operating Expenses:
Cost of services (5)	321,373	261,768	231,383	237,244	259,224
Cost of goods sold	33,777	34,210	36,500	37,586	39,133
Sales and marketing	330,969	347,896	373,737	366,307	340,130
Engineering and development	29,759	27,220	20,869	14,794	17,304
General and administrative	123,304	109,153	98,780	83,107	70,127
Depreciation and amortization	72,285	61,833	49,514	36,054	33,324
Loss from abandonment of software assets	—	—	—	—	25,262
	911,467	842,080	810,783	775,092	784,504
Income from operations	44,154	52,992	58,071	53,975	64,610
Other Income (Expense):
Interest income	79	89	207	307	109
Interest expense	(13,042)	(8,786)	(6,823)	(6,557)	(5,986)
Other (expense) income, net	(346)	(842)	11	(104)	(11)
	(13,309)	(9,539)	(6,605)	(6,354)	(5,888)
Income from continuing operations before income tax expense	30,845	43,453	51,466	47,621	58,722
Income tax (expense) benefit	(12,938)	(18,418)	(21,759)	(18,194)	(22,095)
Income from continuing operations	$17,907	$25,035	$29,707	$29,427	$36,627
Loss from discontinued operations	—	(1,615)	(10,260)	(1,626)	—
Loss on disposal, net of taxes	—	(824)	—	—	—
Discontinued operations	—	(2,439)	(10,260)	(1,626)	—
Net Income	17,907	22,596	19,447	27,801	36,627
Plus: Net loss from discontinued operations attributable to noncontrolling interest	$—	$59	$819	$488	$—
Net income attributable to Vonage	$17,907	$22,655	$20,266	$28,289	$36,627
Net Income per common share - continuing operations:
Basic	$0.08	$0.12	$0.14	$0.14	$0.16
Diluted	$0.08	$0.11	$0.14	$0.13	$0.16
Net Loss per common share - discontinuing operations attributable to Vonage:
Basic	—	(0.01)	(0.04)	(0.01)	—
Diluted	—	(0.01)	(0.04)	(0.01)	—
Net Income per common share - attributable to Vonage:
Basic	0.08	0.11	0.10	0.13	0.16
Diluted	0.08	0.10	0.09	0.13	0.16
Weighted-average common shares outstanding:
Basic	215,751	213,147	209,822	211,563	224,264
Diluted	231,941	224,110	219,419	220,520	232,633

26     VONAGE ANNUAL REPORT 2016

	For the years ended December 31,
(dollars in thousands)	2016 (1)	2015 (2)	2014 (3)	2013 (4)	2012
Statement of Cash Flow Data:
Net cash provided by operating activities	$87,012	$129,731	$92,542	$88,243	$119,843
Net cash used in investing activities	(190,733)	(152,696)	(118,528)	(120,985)	(25,472)
Net cash provided by (used in) financing activities	74,498	40,205	(14,239)	21,891	(56,257)

	December 31,
(dollars in thousands)	2016 (1)	2015 (2)	2014 (3)	2013 (4)	2012
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$29,679	$67,634	$47,959	$84,663	$97,110
Property and equipment, net	48,415	49,483	49,630	52,243	60,533
Goodwill and intangible assets, net	559,619	360,305	253,376	160,477	6,681
Total deferred tax assets, including current portion, net	188,966	226,572	247,016	264,900	306,113
Restricted cash	1,851	2,587	3,405	4,405	5,656
Total assets	940,422	784,566	674,460	642,158	547,042
Total notes payable and indebtedness under revolving credit facility, including current portion	318,874	210,392	156,032	121,075	42,153
Capital lease obligations	3,428	7,761	10,201	13,090	15,561
Total liabilities	499,125	395,825	330,963	304,122	225,627
Redeemable noncontrolling interest	—	—	—	(38)	—
Total stockholders’ equity	441,297	388,741	343,497	338,074	321,415

(1) The year ended December 31, 2016 includes the impacts of the acquisition of Nexmo, which was completed in the second quarter.
(2) The year ended December 31, 2015 includes the impacts of the acquisition of iCore, which was completed in the third quarter and the acquisition of Simple Signal, which was completed in the second quarter.
(3) The year ended December 31, 2014 includes the impact of the acquisition of Telesphere Networks Ltd., which was completed in the fourth quarter.
(4) The year ended December 31, 2013 includes the impact of the acquisition of Vocalocity Inc., which was completed in the fourth quarter.
(5) Excludes depreciation and amortization of $28,489 for 2016, $24,868 for 2015, $19,405 for 2014, $14,892 for 2013, and $15,115 for 2012.

27     VONAGE ANNUAL REPORT 2016

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

OVERVIEW

We are a leading provider of cloud communications services for businesses and consumers. Our business services transform the way people work and businesses operate through a portfolio of communications solutions that enable internal collaboration among employees, while also keeping companies closely connected with their customers, across any mode of communication, on any cloud-connected device. Vonage customers can choose among or combine two separate service delivery options to suit their specific cloud communication needs. They can buy Vonage Business as a subscription and they can buy our Vonage API Platform and consume our cloud communication as a service product as programmable modules, delivered via application program interfaces (“APIs”). We also provide a robust suite of feature-rich residential communication solutions.
Business
For our Business customers, we provide innovative, cloud-based Unified Communications as a Service, or UCaaS, solutions, comprised of integrated voice, text, video, data, collaboration, and mobile applications over our flexible, scalable Session Initiation Protocol (SIP) based Voice over Internet Protocol, or VoIP, network. Through our acquisition of Nexmo in 2016, we also offer Communications Platform as a Service, or CPaaS, solutions designed to enhance the way businesses communicate with their customers by embedding communications into apps, websites and business processes. In combination, our products and services permit our business customers to communicate with their customers and employees through any cloud-connected device, in any place, at any time without the often costly investment required with on-site equipment. We have a robust set of product families tailored to serve the full range of the business value chain, from the small and medium business, or SMB, market, through mid-market and enterprise markets. We provide customers with multiple deployment options, designed to provide the reliability and quality of service they demand. We provide customers the ability to integrate our cloud communications platform with many cloud-based productivity and CRM solutions, including Google’s G Suite, Zendesk, Salesforce’s Sales Cloud, Oracle, and Clio.
Our Business strategy is to support the full range of business customers, using two product families: Vonage Essentials, based on our proprietary call processing platform that is purpose-built for SMB and mid-market customers; and Vonage Premier, based on Broadsoft’s call processing platform in combination with other Vonage cloud based solutions, which serves larger customers, from mid-market businesses through large enterprises. We also organized our salesforce to address the full business market. We believe operating two platforms at scale enables us to deliver the right products and solutions to address the needs of diverse customers while maximizing our subscriber economics, regardless of segment served. Revenues are generated primarily through the sale of subscriptions for our UCaaS services. Our revenue generation efforts are focused on customer acquisition and retention as well as providing additional services to existing customers as they grow and scale.

Our diverse customer base spans a wide variety of industries, including manufacturing, automotive, legal, information technology, financial services, construction, real estate, engineering, healthcare, and non-profit.
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
Vonage Premier. Our Vonage Premier offerings are tailor-made for the large mid-market and enterprise segments. Vonage Premier is a feature-rich/fully managed solution that utilizes Broadsoft Inc.’s ("Broadsoft") enterprise-grade call processing platform, in combination with other cloud services like advanced contact center, video conferencing and speak2dial, and can be provided with high-level quality of service ("QoS"), which is generally delivered over our national MPLS network, with 21 network Points of Presence (POPs) across the country. Vonage can also provide QoS-level quality over-the-top of the customer’s broadband through our Smart-WAN router solution. Customers value our proprietary provisioning and feature-management tool, named Zeus, which enables the rapid deployment of solutions directly by Vonage while giving full visibility to our channel partners and our customers. Further differentiating Vonage is our robust service delivery team comprised of team members specializing in project management, voice and data provisioning, and line number porting. This team is intensely focused on providing an outstanding customer experience, and is rapidly becoming a competitive differentiator.
Our Vonage Premier offering is sold primarily through our channel partners, and our field and enterprise sales teams, and generally requires a three-year contract. We are a preferred provider for many of the largest master agents in the country, harnessing a network of over 20,000 sub agents selling both Vonage Premier and Vonage Essentials. We believe we have one of the largest multi-channel distribution sales platforms in our industry to serve the full range of business customers. We plan to capitalize on the growing adoption of cloud-based communications and collaboration solutions by continuing to expand our salesforce, expand into new markets, and enhance our relationships with existing customers to provide additional functionality and overall business value that can be achieved with our UCaaS platform.
Nexmo, the Vonage API Platform. We are a global leader in the CPaaS segment of the cloud communications market, providing innovative communication APIs for text messaging and voice communications, allowing developers and enterprises to embed contextual communications into mobile apps, websites and business workflows via text, social media, chat apps and voice. With just few lines of code, developers can send and receive text messages and build programmable voice applications. Nexmo, the Vonage API Platform can scale from one API call to billions. The platform makes it easy for any of our over 200,000 developers to access communication services via software and APIs. Through Nexmo we have a global network of interconnected carriers delivering our API-based communications platform, enabling businesses to communicate with their customers reliably and with ease, no matter where in the world they are located. The addition of our Nexmo products to our Business offering allows our customers to address their full communications needs, from employee

28     VONAGE ANNUAL REPORT 2016

to employee communications through business to customer communications.
Consumer
For our Consumer customers, we enable users to access and utilize our services and features, via a single “identity,” either a number or user name, regardless of how they are connected to the Internet, including over 3G, LTE, Cable, or DSL broadband networks. This technology enables us to offer our Consumer customers attractively priced voice and messaging services and other features around the world on a variety of devices.
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
We generate revenue through the acquisition and retention of Consumer customers. We are focused on optimizing the Consumer business for profitability to improve the strong cash flows of the business. During 2016, we continued our disciplined focus on marketing efficiency by shifting customer acquisition spend to our higher performing channels, improving the quality of customers we acquire and driving lower churn, all of which drive higher customer life-time value. This focus has led to a reallocation of marketing spend to our Business segment.
The result of these initiatives has been to create a strong cash flow business which provides financial stability, as well as cost synergies and structural advantages to our Business segment.
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
Regulation. Our business has developed in a relatively lightly regulated environment. The United States and other countries, however, are examining how VoIP services should be regulated. In particular, state telecommunications regulators continue to try to regulate VoIP service despite the FCC’s 2004 Vonage Preemption Order that preempted state regulation. For example, on July 28, 2015, the Minnesota Public Utility Commission found that it has authority to regulate Charter’s ‘fixed' interconnected VoIP service. In addition to regulatory matters that directly address VoIP, a number of other regulatory initiatives could impact our business. One such regulatory initiative is net neutrality. On February 26, 2015, the FCC adopted strong net neutrality rules. On June 14, 2016, the D.C. Circuit of Appeals denied the upheld these rules.  Several parties requested rehearing en banc.  These petitions are currently pending.  See also the discussion under "Regulation" in Note 10 to our financial statements for a discussion of regulatory issues that impact us.
Key Operating Data
Through our acquisitions of Vocalocity, Telesphere, Simple Signal, iCore, and Nexmo, our business has substantially evolved in recent quarters, with business customers now accounting for a substantial and growing portion of overall revenues. To reflect this evolution, we have made certain changes to our key operating data and income statement presentation to provide greater visibility into the operating metrics of the business. The key changes to the income statement include the combination of sales and marketing expenses into a new sales and marketing caption, separated from selling, general, and administrative expenses. A new line item entitled engineering and development has also been created, reflecting the cost of developing new products and technologies and supporting our service platforms. The remaining selling, general and administrative expenses after the above reclassifications have been renamed general and administrative expenses. The reclassifications have been reflected in all periods presented and had no impact on net earnings previously reported.
The table below includes key operating data that our management uses to measure the growth and operating performance of the business focused portion of our business:

Business	For the Years Ended December 31,
	2016	2015	2014
Revenues (1)	$376,352	$219,027	$94,444
Average monthly revenues per seat (2)	$44.94	$42.79	$32.44
Seats (at period end) (2)	638,096	541,884	311,193
Revenue churn (2)	1.4%	1.2%	1.2%
Registered developers (3)	206,734	N/A	N/A
(1) Includes revenues of $58,148 from CPaaS for the year ended December 31, 2016.
(2) UCaaS only.

29     VONAGE ANNUAL REPORT 2016

(3) CPaaS only.

Revenues. Business revenues includes revenues from our business customers from acquired entities and excludes revenues from our legacy business customers.
Average monthly revenues per seat.  Average monthly revenues per seat for a particular period is calculated by dividing our revenues for that period by the simple average number of seats for the period, and dividing the result by the number of months in the period. The simple average number of seats for the period is the number of seats on the first day of the period, plus the number of seats on the last day of the period, divided by two. Our average monthly revenues per seat increased from $42.79 for 2015 to $44.94 for 2016 due to our successful acquisitions and subsequent organic growth in the mid-market and enterprise space.
Seats.  Seats include, as of a particular date, all paid seats from which a customer can make an outbound telephone call on that date and virtual seats. Seats exclude electronic fax lines and toll free numbers, which do not allow outbound telephone calls by customers. Seats increased from 541,884 as of December 31, 2015 to 638,096 as of December 31, 2016. This increase is due to continued growth in our business customers as we have increased marketing investment to attract these more profitable customers. It also includes 48,920 seats existing at Telesphere at the time of acquisition, 35,256 seats existing at Simple Signal at the time of acquisition, and 86,309 seats existing at iCore at the time of acquisition.
Revenue churn.  Revenue churn is calculated by dividing the monthly recurring revenue from customers that have terminated during a period by the simple average of the total monthly recurring revenue from all customers in a given period. The simple average of total monthly recurring revenue from all customers during the period is the total monthly recurring revenue on the first day of the period, plus the total monthly recurring revenue on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first month after activation. Other companies may calculate revenue churn differently, and their revenue churn data may not be directly comparable to ours. Revenue churn increased from 1.2% for the year ended 2015 to 1.4% for the year ended 2016. Revenue churn was flat at 1.4% for the three months ended December 31, 2016 and for the three months ended September 30, 2016, and increased from 1.1% for the three months ended December 31, 2015. Our revenue churn will fluctuate over time due to economic conditions, loss of customers who are acquired, and competitive pressures including promotional pricing. We are continuing to invest in our overall quality of service which includes customer care headcount and systems, billing systems, on-boarding processes and self-service options to ensure we scale our processes to our growth and continue to improve the overall customer experience.
Registered developers. Our registered developers represent the cumulative number of developers that have signed up through the registration processes through the Nexmo website.
The table below includes key operating data that our management uses to measure the growth and operating performance of the consumer focused portion of our business:

Consumer	For the Years Ended December 31,
	2016	2015	2014
Revenues	$579,269	$676,045	$774,410
Average monthly revenues per subscriber line	$26.43	$27.58	$28.64
Subscriber lines (at period end)	1,711,366	1,940,825	2,144,681
Customer churn	2.2%	2.3%	2.6%

Revenues. Consumer revenues represents revenue from our consumer customers including revenues from our legacy business customers using Vonage VoIP products.
Average monthly revenues per subscriber line.  Average monthly revenues per subscriber line for a particular period is calculated by dividing our revenues for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. The simple average number of subscriber lines for the period is the number of subscriber lines on the first day of the period, plus the number of subscriber lines on the last day of the period, divided by two. Our average monthly revenues per subscriber line decreased from $27.58 for 2015 to $26.43 for 2016 due primarily to new, lower, pricing structures implemented in 2015 and lower ILD pay-per-use revenue.
Subscriber lines.  Our subscriber lines include, as of a particular date, all paid subscriber lines from which a customer can make an outbound telephone call on that date. Our subscriber lines include fax lines, including fax lines bundled with subscriber lines in our small office home office calling plans and soft phones, but do not include our virtual phone numbers and toll free numbers, which only allow inbound telephone calls to customers. Subscriber lines decreased from 1,940,825 as of December 31, 2015 to 1,711,366 as of December 31, 2016, reflecting planned actions to enhance the profitability of the assisted sales channel by eliminating lower performing locations and restructuring the pricing offers, and to shift investment to our business market. In addition, beginning October 1, 2014, the Company no longer charges for second line mobile Extensions provided to customers, which resulted in a decrease in subscriber lines of 78,949. Future period subscriber line metrics will continue to reflect the reduction in paid subscriber lines resulting from this benefit to customers.
Customer churn.  Customer churn is calculated by dividing the number of customers that have terminated during a period by the simple average of number of customers in a given period. The simple average number of customers during the period is the number of customers on the first day of the period, plus the number of customers on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first month after activation. Other companies may calculate customer churn differently, and their customer churn data may not be directly comparable to ours. Customer churn decreased to 2.2% for 2016 from 2.3% for 2015.The decrease was due primarily to our decision to maximize customer value by focusing marketing spend on higher return channels and away from assisted selling channels which had higher early life churn. Customer churn was flat at 2.2% for the three months ended December 31, 2016, for the three months ended September 30, 2016, and for the three months ended December 31, 2015. We monitor customer churn on a daily basis and use it as an indicator of the level of customer satisfaction. Customers who have been with us for a year or more tend to have a lower churn rate than customers who have not. In addition, our customers who are international callers generally churn at a lower rate than customers who are domestic callers. Our customer churn will fluctuate over time due to economic conditions, competitive pressures

30     VONAGE ANNUAL REPORT 2016

including promotional pricing targeting international long distance callers, marketplace perception of our services, and our ability to provide high quality customer care and network quality and add future innovative products and services. Customer churn differs from our previously reported average monthly customer churn in that our business customers are no longer included in this metric. See the discussion below for detail regarding churn impacting our business customers.

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
In addition, in certain instances, we charge disconnect fees which are recognized as revenue at the time the disconnect fees are collected from our customer.
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

>	The cost of complying with FCC regulations regarding VoIP emergency services, which require us to provide enhanced emergency dialing capabilities to transmit 911 calls for our customers.

>	Taxes that we pay on our purchase of telecommunications services from our suppliers or imposed by government agencies such as Federal USF and related fees.

>	License fees for use of third party intellectual property.

>	The personnel and related expenses of certain network operations and technical support employees and contractors.
Cost of goods sold. Cost of goods sold primarily consists of costs that we incur when a customer first subscribes to our service. These costs include:

31     VONAGE ANNUAL REPORT 2016

>	The cost of equipment sold to our customers or retailers.

>	The cost of shipping and handling.

>	The cost of certain products including equipment or services that we give customers as promotions.
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

32     VONAGE ANNUAL REPORT 2016

RESULTS OF OPERATION

The following table sets forth, as a percentage of consolidated operating revenues, our consolidated statement of income for the periods indicated:

	For the Years Ended December 31,
	2016	2015	2014

Revenues	100%	100%	100%

Operating Expenses:
Cost of services (excluding depreciation and amortization)	34	29	27
Cost of goods sold	3	4	4
Sales and marketing	35	39	43
Engineering and development	3	3	2
General and administrative	13	12	11
Depreciation and amortization	7	7	6
	95	94	93
Income from operations	5	6	7
Other Income (Expense):
Interest income	—	—	—
Interest expense	(2)	(1)	(1)
Other expense, net	—	—	—
	(2)	(1)	(1)
Income from continuing operation before income tax expense	3	5	6
Income tax expense	(1)	(2)	(3)
Income from continuing operations	2	3	3
Loss from discontinued operations	—	—	(1)
Loss on disposal, net of taxes	—	—	—
Discontinued operations	—	—	(1)
Net income	2	3	2
Plus: Net loss from discontinued operations attributable to noncontrolling interest	—	—	—
Net income attributable to Vonage	2%	3%	2%

Summary of Results for the Years Ended December 31, 2016, 2015, and 2014

Revenues, Cost of Services and Cost of Goods Sold	For the years ended December 31,			Dollar Change 2016 vs. 2015	Dollar Change 2015 vs. 2014	Percent Change 2016 vs. 2015	Percent Change 2015 vs. 2014
(in thousands, except percentages)	2016	2015	2014
Revenues	$955,621	$895,072	$868,854	$60,549	$26,218	7%	3%
Cost of services (1)	321,373	261,768	231,383	59,605	30,385	23%	13%
Cost of goods sold	33,777	34,210	36,500	(433)	(2,290)	(1)%	(6)%

(1) Excludes depreciation and amortization of $28,489, $24,868, and $19,405, respectively.

Segments

Historically, we have had two operating segments that we have aggregated for reporting purposes. In 2016, as a result of the acquisition of Nexmo, we no longer meet the aggregation criteria for operating segments and now have the following two reportable segments:
Business
For our Business customers, we provide innovative, cloud-based Unified Communications as a Service, or UCaaS, solutions, comprised of integrated voice, text, video, data, collaboration, and mobile applications over our flexible, scalable Session Initiation Protocol

(SIP) based Voice over Internet Protocol, or VoIP, network. Through Nexmo, the Vonage API Platform, we also offer Communications Platform as a Service, or CPaaS, solutions designed to enhance the way businesses communicate with their customers embedding communications into apps, websites and business processes. Together we have a robust set of product families tailored to serve the full range of the business value chain, from the small and medium business, or SMB, market, through mid-market and enterprise markets. We provide customers with multiple deployment options, designed to provide the reliability and quality of service they demand. We provide customers the ability to integrate our cloud communications platform with many cloud-based productivity and CRM solutions, including Google’s G Suite, Zendesk, Salesforce’s Sales Cloud, Oracle, Clio, and other CRM

33     VONAGE ANNUAL REPORT 2016

solutions. In combination, our products and services permit our business customers to communicate with their customers and employees through any cloud-connected device, in any place, at any time without the often costly investment required with on-site equipment.
Consumer
For our Consumer customers, we enable users to access and utilize our UCaaS services and features, via a single “identity,” either a number or user name, regardless of how they are connected to the Internet, including over 3G, LTE, Cable, or DSL broadband networks. This technology enables us to offer our Consumer customers attractively priced voice and messaging services and other features around the world on a variety of devices.

For our segments we categorize revenues as follows:

Services revenues. Services revenues consists primarily of revenue attributable to our communication services for Consumer and UCaaS and CPaaS services for Business,

Product revenues. Product revenues includes equipment sold to customers, shipping and handling, professional services, and broadband access.

USF revenues. USF revenues represent contributions to the Federal Universal Service Fund (“USF”) and related fees.

For our segments we categorize cost of revenues as follows:

Services cost of revenues. Services cost of revenues consists of costs associated with network operations and technical support personnel, communication origination, and termination services provided by third party carriers and excludes depreciation and amortization.

Product cost of revenues. Product cost of revenues includes equipment sold to customers, shipping and handling, professional services, cost of certain products including equipment or services that we give customers as promotions, and broadband access.

USF cost of revenues. USF cost of revenues represent contributions to the Federal Universal Service Fund (“USF”) and related fees.

Summary of Business Revenues, Cost of Revenues and Gross Margin for the Years Ended December 31, 2016, 2015, and 2014

Business Revenues, Cost of Revenues and Gross Margin	For the years ended December 31,			Dollar Change 2016 vs. 2015	Dollar Change 2015 vs. 2014	Percent Change 2016 vs. 2015	Percent Change 2015 vs. 2014
(in thousands, except percentages)	2016	2015	2014
Revenues
Service revenues	$301,877	$170,489	$89,198	$131,388	$81,291	77%	91%
Product revenues (1)	52,450	35,545	2,041	16,905	33,504	48%	—%
Service and product revenues	354,327	206,034	91,239	148,293	114,795	72%	126%
USF revenues	22,025	12,993	3,205	9,032	9,788	70%	305%
Total revenues	376,352	219,027	94,444	157,325	124,583	72%	132%

Cost of revenues
Service cost of revenues (2)	111,485	44,997	17,885	66,488	27,112	148%	152%
Product cost of revenues (1)	51,129	31,185	6,861	19,944	24,324	64%	355%
Service and product cost of revenues	162,614	76,182	24,746	86,432	51,436	113%	208%
USF cost of revenues	22,036	13,022	3,248	9,014	9,774	69%	301%
Total cost of revenues	184,650	89,204	27,994	95,446	61,210	107%	219%

Gross margin
Service margin	190,392	125,492	71,313	64,900	54,179	52%	76%
Gross margin ex-USF (Service and product margin)	191,713	129,852	66,493	61,861	63,359	48%	95%
Gross margin	$191,702	$129,823	$66,450	$61,879	$63,373	48%	95%

Gross margin %
Service margin %	63.1%	73.6%	79.9%
Gross margin ex-USF (Service and product margin) %	54.1%	63.0%	72.9%
Gross margin %	50.9%	59.3%	70.4%

(1) Includes customer premise equipment, access, professional services, and shipping and handling.
(2) Excludes depreciation and amortization of $18,820, $15,819, and $6,487, respectively.

34     VONAGE ANNUAL REPORT 2016

2016 compared to 2015
Service revenues. Service revenues increased by $131,388, or 77%, due mainly to the increase in the number of Business seats as we have shifted marketing investment to attract more profitable business customers and the impact of Simple Signal, which was acquired on April 1, 2015, the impact of iCore, which was acquired on August 31, 2015, and the impact of Nexmo, which was acquired on June 3, 2016.
Product revenues. Product revenues increased by $16,905, or 48%, due to the increase in customers' equipment and broadband access revenues as a result of higher new customer additions and higher installation revenues, as well as the acquisition of Simple Signal in April 2015, the acquisition of iCore in August 2015, and the acquisition of Nexmo in June 2016.
USF revenues. USF revenues increased by $9,032, or 70%, due to the increase in the number of Business seats, the addition of Simple Signal in April 2015, the addition of iCore in August 2015, and the addition of Nexmo in June 2016.
Service cost of revenues. Service cost of revenues increased by $66,488, or 148%, primarily driven by higher technical care costs and network operations cost in support of growth in segment including the addition of Simple Signal in April 2015, the addition of iCore in August 2015, and the addition of Nexmo in June 2016.
Product cost of revenues. Product (including access) cost of revenues increased by $19,944, or 64%, due to the increase in customers' equipment and broadband access costs as a result of higher new customer additions and higher installation costs, as well as the acquisition of Simple Signal in April 2015, the acquisition of iCore in August 2015, and the acquisition of Nexmo in June 2016.
USF cost of revenues. USF cost of revenues increased by $9,014, or 69%, due to the increase in the number of Business seats, the addition of Simple Signal in April 2015, the addition of iCore in August 2015, and the addition of Nexmo in June 2016.

2015 compared to 2014
Service revenues. Service revenues increased by $81,291, or 91%, due mainly to the increase in the number of Business seats as we have shifted marketing investment to attract more profitable business customers and the impact of Telesphere, which was acquired in December 15, 2014, the impact of Simple Signal, which was acquired on April 1, 2015, and the impact of iCore, which was acquired on August 31, 2015,.
Product revenues. Product revenues increased by $33,504, or 0%, due to the increase in customers' equipment and broadband access revenues as a result of higher new customer additions and higher installation revenues, as well as the acquisition of Telesphere in December 2014, the acquisition of Simple Signal in April 2015, and the acquisition of iCore in August 2015.
USF revenues. USF revenues increased by $9,788, or 305%, due to the increase in the number of Business seats, the addition of Telesphere in December 2014, the addition of Simple Signal in April 2015, and the addition of iCore in August 2015.
Service cost of revenues. Service cost of revenues increased by $27,112, or 152%, primarily driven by higher technical care costs and network operations cost in support of growth in segment including the addition of Telesphere in December 2014, the addition of Simple Signal in April, and the addition of iCore in August 2015.
Product cost of revenues. Product cost of revenues increased by $24,324, or 355%, primarily due to the increase in customers' equipment and broadband access costs due to higher new customer additions and higher installation costs, as well as the acquisition of Telesphere in December 2014, the acquisition of Simple Signal in April 2015, and the acquisition of iCore in August 2015.
USF cost of revenues. USF cost of revenues increased by $9,774, or 301%, due to the increase in the number of Business seats, the addition of Telesphere in December 2014, the addition of Simple Signal in April 2015, and the addition of iCore in August 2015.

35     VONAGE ANNUAL REPORT 2016

Summary of Consumer Revenues, Cost of Revenues and Gross Margin for the Years Ended December 31, 2016, 2015, and 2014

Consumer Revenues, Cost of Revenues and Gross Margin	For the years ended December 31,			Dollar Change 2016 vs. 2015	Dollar Change 2015 vs. 2014	Percent Change 2016 vs. 2015	Percent Change 2015 vs. 2014
(in thousands, except percentages)	2016	2015	2014
Revenues
Service revenues	$522,515	$612,822	$705,224	$(90,307)	$(92,402)	(15)%	(13)%
Product revenues (1)	702	645	1,202	57	(557)	9%	(46)%
Service and product revenues	523,217	613,467	706,426	(90,250)	(92,959)	(15)%	(13)%
USF revenues	56,052	62,578	67,984	(6,526)	(5,406)	(10)%	(8)%
Total revenues	579,269	676,045	774,410	(96,776)	(98,365)	(14)%	(13)%

Cost of revenues
Service cost of revenues (2)	100,054	123,580	142,184	(23,526)	(18,604)	(19)%	(13)%
Product cost of revenues (1)	14,394	20,616	29,721	(6,222)	(9,105)	(30)%	(31)%
Service and product cost of revenues	114,448	144,196	171,905	(29,748)	(27,709)	(21)%	(16)%
USF cost of revenues	56,052	62,578	67,984	(6,526)	(5,406)	(10)%	(8)%
Total cost of revenues	170,500	206,774	239,889	(36,274)	(33,115)	(18)%	(14)%

Gross margin
Service margin	422,461	489,242	563,040	(66,781)	(73,798)	(14)%	(13)%
Gross margin ex-USF (Service and product margin)	408,769	469,271	534,521	(60,502)	(65,250)	(13)%	(12)%
Gross margin	$408,769	$469,271	$534,521	$(60,502)	$(65,250)	(13)%	(12)%

Gross margin %
Service gross margin %	80.9%	79.8%	79.8%
Gross margin ex-USF (Service and product margin) %	78.1%	76.5%	75.7%
Gross margin %	70.6%	69.4%	69.0%

(1) Includes customer premise equipment, professional services, and shipping and handling.
(2) Excludes depreciation and amortization of $9,669, $9,049, and $12,918, respectively.

2016 compared to 2015
Service revenues. Service revenues decreased by $90,307, or 15%, due to fewer subscriber lines reflecting planned actions to enhance profitability by modulating marketing spend, restructuring pricing offers, and targeting consumers with lower subscriber acquisition cost and churn profiles.
Product revenues. Product revenues increased by $57, or 9%.
USF revenues. USF revenues decreased by $6,526, or 10%, due to lower subscriber lines.
Service cost of revenues.    Service cost of revenues decreased by $23,526, or 19% due to fewer subscriber lines reflecting planned actions to enhance profitability by modulating marketing spend, restructuring pricing offers, and targeting consumers with lower subscriber acquisition cost and churn profiles.
Product cost of revenues. Product cost of revenues decreased by $6,222, or 30%, due to the decrease in customers' equipment costs due to lower new customer additions and a decrease in reserve related to inventory.
USF cost of revenues. USF cost of revenues decreased by $6,526, or 10% due to lower subscriber lines.

2015 compared to 2014
Service revenues. Service revenues decreased by $92,402, or 13%, due to fewer subscriber lines reflecting planned actions to enhance profitability by modulating marketing spend, restructuring pricing offers, and targeting consumers with lower subscriber acquisition cost and churn profiles.
Product revenues. Product revenues decreased by $557, or 46%, due to lower customer additions.
Service revenues. Service revenues decreased by $5,406, or 8%, due to lower subscriber lines.
Service cost of revenues.    Service cost of revenues decreased by $18,604, or 13% due to due to fewer subscriber lines reflecting planned actions to enhance profitability by modulating marketing spend, restructuring pricing offers, and targeting consumers with lower subscriber acquisition cost and churn profiles.
Product cost of revenues. Product (including access) cost of revenues decreased by $9,105, or 31%, due to the decrease in customers' equipment costs due to lower new customer additions.
USF cost of revenues.    USF cost of revenues decreased by $5,406, or 8% due to lower subscriber lines.

36     VONAGE ANNUAL REPORT 2016

Sales and Marketing	For the years ended December 31,			Dollar Change 2016 vs. 2015	Dollar Change 2015 vs. 2014	Percent Change 2016 vs. 2015	Percent Change 2015 vs. 2014
(in thousands, except percentages)	2016	2015	2014
Sales and marketing	$330,969	$347,896	$373,737	$(16,927)	$(25,841)	(5)%	(7)%

2016 compared to 2015
Sales and marketing.    Sales and marketing expense decreased by $16,927, or 5%, due to a reduction in Consumer marketing reflecting planned actions to enhance profitability by targeting consumers with lower subscriber acquisition cost and churn profiles, offset by an increase in Business marketing as we have shifted marketing investment to attract these more profitable customers and an increase from iCore which was acquired in August 2015 and Nexmo which was acquired in June 2016.

2015 compared to 2014
Sales and marketing. Sales and marketing expense decreased by $25,841, or 7%, due to a reduction in Consumer marketing reflecting planned actions to enhance the profitability of the assisted sales channel by eliminating lower performing locations offset by an increase in Business as we have shifted marketing investment to attract these more profitable customers.

Engineering and Development	For the years ended December 31,			Dollar Change 2016 vs. 2015	Dollar Change 2015 vs. 2014	Percent Change 2016 vs. 2015	Percent Change 2015 vs. 2014
(in thousands, except percentages)	2016	2015	2014
Engineering and development	$29,759	$27,220	$20,869	$2,539	$6,351	9%	30%

2016 compared to 2015
Engineering and development. Engineering and development expense increased by $2,539, or 9%, due to incremental investment in new business products and services, the acquisition of Nexmo in June 2016, the acquisition of iCore in August 2015, and the acquisition of Simple Signal in April 2015.

2015 compared to 2014
Engineering and development. Engineering and development expense increased by $6,351, or 30%, due to incremental investment in new business products and services.

General and Administrative	For the years ended December 31,			Dollar Change 2016 vs. 2015	Dollar Change 2015 vs. 2014	Percent Change 2016 vs. 2015	Percent Change 2015 vs. 2014
(in thousands, except percentages)	2016	2015	2014
General and administrative	$123,304	$109,153	$98,780	$14,151	$10,373	13%	11%

2016 compared to 2015
General and administrative. General and administrative expense increased by $14,151, or 13%, primarily due to the addition of Simple Signal, iCore and Nexmo, offset by the reduction of Nexmo contingent consideration of $11,472.

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

Depreciation and Amortization	For the years ended December 31,			Dollar Change 2016 vs. 2015	Dollar Change 2015 vs. 2014	Percent Change 2016 vs. 2015	Percent Change 2015 vs. 2014
(in thousands, except percentages)	2016	2015	2014
Depreciation and amortization	$72,285	$61,833	$49,514	$10,452	$12,319	17%	25%

2016 compared to 2015
Depreciation and amortization.    The increase in depreciation and amortization of $10,452, or 17%, was primarily due to the amortization of acquisition-related intangibles from the acquisition of Simple Signal in April 2015, iCore in August 2015, and Nexmo in June 2016.

2015 compared to 2014
Depreciation and amortization.    The increase in depreciation and amortization of $12,319, or 25%, was primarily due to the amortization of acquisition-related intangibles from the acquisition of Telesphere in December 2014, Simple Signal in April 2015, and iCore in August 2015.

37     VONAGE ANNUAL REPORT 2016

Other Income (Expense)	For the years ended December 31,			Dollar Change 2016 vs. 2015	Dollar Change 2015 vs. 2014	Percent Change 2016 vs. 2015	Percent Change 2015 vs. 2014
(in thousands, except percentages)	2016	2015	2014
Interest income	$79	$89	$207	$(10)	$(118)	(11)%	(57)%
Interest expense	(13,042)	(8,786)	(6,823)	(4,256)	(1,963)	(48)%	(29)%
Other income (expense), net	(346)	(842)	11	496	(853)	59%	(7,755)%
	$(13,309)	$(9,539)	$(6,605)

2016 compared to 2015
Interest income.    Interest income decreased $10, or 11%.
Interest expense.    The increase in interest expense of $4,256, or 48%, was due mainly to the funds we borrowed from the 2014 Credit Facility in April 2015 in connection with the acquisition of Simple Signal, the funds we borrowed from the 2015 Credit Facility in August 2015 in connection with the acquisition of iCore, and the funds we borrowed from the 2016 Credit Facility in June 2016 in connection with the acquisition of Nexmo.
Other income (expense), net.     Other income (expense), net changed by $496, or 59% in 2016 compared to 2015 due mainly to currency fluctuation.

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
Other income (expense), net.     Other income (expense), net changed by $853 in 2015 compared to 2014 due to currency fluctuation.

Income Tax Expense	For the years ended December 31,			Dollar Change 2016 vs. 2015	Dollar Change 2015 vs. 2014	Percent Change 2016 vs. 2015	Percent Change 2015 vs. 2014
(in thousands, except percentages)	2016	2015	2014
Income tax expense	$(12,938)	$(18,418)	$(21,759)	$5,480	$3,341	30%	15%
Effective tax rate	42%	43%	42%

We recognize income tax expense equal to pre-tax income multiplied by our effective income tax rate. In addition, adjustments are recorded for discrete period items and changes to our state effective tax rate which can cause the rate to fluctuate from quarter to quarter. In the first quarter of 2016 a discrete period tax expense of $1,220 was recorded related to expired stock options which was partially offset by $389, $661 and $77 which was recorded in the second quarter of 2016, the third quarter of 2016, and the fourth quarter of 2016, respectively. In addition, certain acquisition related expenses incurred in the second quarter of 2016 are treated as a permanent difference as the expenses are not deductible for tax purposes but are a reduction of pre-tax income. In the third quarter and fourth quarter of 2016, the reduction in the value of our contingent consideration in connection with the acquisition of Nexmo was treated as a permanent difference resulting in a decrease in the effective tax rate for the three months ended September 30, 2016. In the first quarter of 2015 a discrete period tax benefit of $1,058 was recorded in discontinued operations related to the write-off of intercompany loans associated with the wind down of our joint venture in Brazil.
The provision also includes the federal alternative minimum tax and state and local income taxes in 2016, 2015, and 2014.
The effective tax rate is calculated by dividing income tax expense by income before income tax expense.

As of December 31, 2016, we had net operating loss carry forwards for United States federal and state tax purposes, including the NOLs of Nexmo, iCore, Simple Signal, Telesphere, and Vocalocity as of the date of acquisition, of $575,476 and $158,848, respectively, expiring at various times from years ending 2017 through 2036. In addition, we also had net operating loss carry forwards for United Kingdom tax purposes of $43,006 with no expiration date.

Discontinued Operations Attributable to Vonage	For the years ended December 31,			Dollar Change 2016 vs. 2015	Dollar Change 2015 vs. 2014	Percent Change 2016 vs. 2015	Percent Change 2015 vs. 2014
	2016	2015	2014
Loss from discontinued operations	$—	$(1,615)	$(10,260)	$1,615	$8,645	100%	84%
Loss on disposal, net of taxes	—	(824)	—	824	(824)	100%	—%
Discontinued operations	—	(2,439)	(10,260)	2,439	7,821	100%	76%
Loss from discontinued operations attributable to noncontrolling interest	—	59	819	(59)	(760)	(100)%	(93)%
Loss from discontinued operations attributable to Vonage	—	(2,380)	(9,441)	2,380	7,061	100%	75%

38     VONAGE ANNUAL REPORT 2016

2016 compared to 2015

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

39     VONAGE ANNUAL REPORT 2016

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

	For the quarter ended
(dollars in thousands, except operating data)	Mar 31, 2015	Jun 30, 2015 (5)	Sep 30, 2015 (6)	Dec 31, 2015	Mar 31, 2016	Jun 30, 2016 (7)	Sep 30, 2016	Dec 31, 2016

Total revenues	$219,730	$221,858	$223,360	$230,124	$226,824	$233,675	$248,359	$246,763

Operating expenses:
Cost of services (1)	61,853	64,209	67,193	68,513	69,150	76,078	87,377	88,768
Cost of goods sold	9,190	8,217	8,206	8,597	9,066	8,352	8,591	7,768
Sales and marketing	85,564	84,385	88,028	89,919	79,601	83,344	83,731	84,293
Engineering and development	6,605	6,864	6,830	6,921	6,834	7,243	8,075	7,607
General and administrative	23,234	27,162	28,860	29,897	26,670	35,053	27,538	34,043
Depreciation and amortization	13,945	14,463	15,446	17,979	16,979	18,218	18,018	19,070
	200,391	205,300	214,563	221,826	208,300	228,288	233,330	241,549
Income from operations	19,339	16,558	8,797	8,298	18,524	5,387	15,029	5,214
Other income (expense):
Interest income	20	21	24	24	21	25	19	14
Interest expense	(1,935)	(2,088)	(2,222)	(2,541)	(2,446)	(3,057)	(3,974)	(3,565)
Other (expense) income, net	(577)	32	(50)	(247)	154	104	(495)	(109)
	(2,492)	(2,035)	(2,248)	(2,764)	(2,271)	(2,928)	(4,450)	(3,660)
Income from continuing operations before income tax expense	16,847	14,523	6,549	5,534	16,253	2,459	10,579	1,554
Income tax expense	(6,998)	(6,176)	(3,116)	(2,128)	(8,322)	(1,562)	(1,501)	(1,553)
Net income from continuing operations	9,849	8,347	3,433	3,406	7,931	897	9,078	1
Loss from discontinued operations	(1,615)	—	—	—	—	—	—	—
Loss on disposal, net of taxes	(824)	—	—	—	—	—	—	—
Discontinued operations	(2,439)	—	—	—	—	—	—	—
Net income	7,410	8,347	3,433	3,406	7,931	897	9,078	1
Plus: Net loss from discontinued operations attributable to noncontrolling interest	59	—	—	—	—	—	—	—
Net income attributable to Vonage	$7,469	$8,347	$3,433	$3,406	$7,931	$897	$9,078	$1
Net Income per common share - continuing operations:
Basic	$0.05	$0.04	$0.02	$0.02	$0.04	$—	$0.04	$—
Diluted	$0.04	$0.04	$0.02	$0.01	$0.04	$—	$0.04	$—
Net Loss per common share - discontinuing operations attributable to Vonage:
Basic	$(0.01)	$—	$—	$—	$—	$—	$—	$—
Diluted	$(0.01)	$—	$—	$—	$—	$—	$—	$—
Net Income per common share - attributable to Vonage:
Basic	$0.04	$0.04	$0.02	$0.02	$0.04	$—	$0.04	$—
Diluted	$0.03	$0.04	$0.02	$0.01	$0.04	$—	$0.04	$—
Weighted-average common shares outstanding:
Basic	211,844	213,582	213,291	213,864	214,039	213,558	217,000	218,375
Diluted	220,589	222,188	225,182	227,751	224,225	222,700	234,868	237,670

40     VONAGE ANNUAL REPORT 2016

	For the quarter ended
(dollars in thousands, except operating data)	Mar 31, 2015	Jun 30, 2015 (5)	Sep 30, 2015 (6)	Dec 31, 2015	Mar 31, 2016	Jun 30, 2016 (7)	Sep 30, 2016	Dec 31, 2016

Operating Data:
Business
Revenues (2)	41,900	49,102	57,075	70,949	73,820	85,712	106,309	110,511
Average monthly revenues per seat (3)	43.05	42.28	41.56	44.79	44.25	44.76	45.50	44.65
Seat (at period end) (3)	337,649	401,256	514,184	541,884	570,358	591,707	615,728	638,096
Revenue churn (3)	1.4%	1.3%	1.3%	1.1%	1.3%	1.4%	1.4%	1.4%
Registered developers (4)	N/A	N/A	N/A	N/A	N/A	155,287	175,759	206,734
Consumer
Revenues	177,830	172,756	166,285	159,175	153,004	147,963	142,050	136,252
Average monthly revenues per subscriber line	27.97	27.79	27.38	26.93	26.68	26.61	26.36	26.11
Subscriber lines (at period end)	2,094,365	2,049,424	1,998,982	1,940,825	1,881,826	1,824,668	1,767,212	1,711,366
Customer churn	2.4%	2.2%	2.3%	2.2%	2.2%	2.1%	2.2%	2.2%

(1)
Excludes depreciation and amortization of $5,724, $6,005, $6,415, and $6,724 for the quarters ended March 31, June 30, September 30 and December 31, 2015, respectively, and $6,833, $6,985, $7,460, and $7,211 for the quarters ended March 31, June 30, September 30 and December 31, 2016, respectively.

(2)	Includes revenues from CPaaS of $7,698, $23,909, and $26,541 for the quarters ended June 30, 2016, September 30, 2016, and December 31, 2016, respectively.

(3)	UCaaS only.

(4)	CPaaS only.

(5)	The quarter ended June 30, 2015 includes the impacts of the acquisition of Simple Signal, which was completed on April 1, 2015.

(6)	The quarter ended September 30, 2015 includes the impacts of the acquisition of iCore, which was completed on August 31, 2015.

(7)	The quarter ended June 30, 2016 includes the impacts of the acquisition of Nexmo, which was completed on June 3, 2016.

LIQUIDITY AND CAPITAL RESOURCES

Overview
The following table sets forth a summary of our cash flows for the periods indicated:

	For the years ended December 31,
(dollars in thousands)	2016	2015	2014
Net cash provided by operating activities	$87,012	$129,731	$92,542
Net cash used in investing activities	(190,733)	(152,696)	(118,528)
Net cash provided by (used in) financing activities	74,498	40,205	(14,239)

For the three years ended December 31, 2016, 2015, and 2014 we generated income from operations. We expect to continue to balance efforts to grow our revenue while consistently achieving operating profitability. To grow our revenue, we continue to make investments in growth initiatives, marketing, application development, network quality and expansion, and customer care. Although we believe we will achieve consistent profitability in the future, we ultimately may not be successful and we may not achieve consistent profitability. We believe that cash flow from operations and cash on hand will fund our operations for at least the next twelve months.

Acquisition of Nexmo
Nexmo was acquired on June 3, 2016. Nexmo shareholders are receiving consideration of $231,122. Of the consideration, $194,684 (net of cash acquired of $16,094) was paid at close, consisting of $163,093 of cash (net of $16,094 of cash acquired) and 6,823 in shares of Vonage common stock valued at $31,591. The remaining $36,438 of the $231,122 purchase price is in the form of restricted cash, restricted stock and options held by Nexmo management and employees, subject to vesting requirements over time. In addition there was an additional earn-out opportunity of up to $20,000 contingent upon Nexmo achieving certain performance targets. Nexmo did not achieve performance targets but the parties have agreed to a $5,000 settlement that will be paid in the first quarter of 2017. We financed the transaction with $179,000 from our 2016 Credit Facility.

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

41     VONAGE ANNUAL REPORT 2016

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
Repayments
In 2016, we made mandatory repayment of $14,062 under the term note. In addition, we repaid the $45,000 outstanding under the revolving credit facility.
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
Subject to certain restrictions and exceptions, the 2016 Credit Facility permits us to obtain one or more incremental term notes and/or revolving credit facilities in an aggregate principal amount of up to $100,000 plus an amount equal to repayments of the term note upon providing documentation reasonably satisfactory to the administrative agent. The 2016 Credit Facility includes customary representations and warranties and affirmative covenants of the borrowers. In addition, the 2016 Credit Facility contains customary negative covenants, including, among other things, restrictions on the ability of us and our subsidiaries to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, consummate acquisitions, make investments, and pay dividends and other distributions. We must also comply with the following financial covenants:

>
a consolidated leverage ratio of no greater than 3.25 to 1.00 as of the end of the fiscal quarter ending June 30, 2016 and for each of the three consecutive fiscal quarters ending immediately thereafter; and a consolidated leverage ratio of no less than 2.75 to 1.00 as of the end of any fiscal quarter, commencing with the fiscal quarter ending June 30, 2017, with a limited step-up to 3.25 to 1.00 for a period of four consecutive quarters, in connection with an acquisition;

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
As of December 31, 2016, we were in compliance with all covenants, including financial covenants, for the 2016 Credit Facility.
The 2016 Credit Facility contains customary events of default that may permit acceleration of the debt. During the continuance of a payment default, interest will accrue on overdue amounts at a default

42     VONAGE ANNUAL REPORT 2016

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
Use of Proceeds
We used $167,000 of the net available proceeds of the 2015 Credit Facility to retire all of the debt under our 2014 Credit Facility. Remaining proceeds from the term note and the undrawn revolving credit facility under the 2015 Credit Facility was to be used for general corporate purposes. We also incurred fees of $2,007 in connection with the 2015 Credit Facility, of which $602 was allocated to the term note and $1,405 was allocated to the revolving credit facility. The unamortized fees of $1,628 in connection with the 2014 Credit Facility was allocated as follows: $733 to the term note and $895 revolving credit facility. In adopting ASU 2015-03, fees allocated to the term note were reported in the balance sheet as a direct deduction from the face amount of the liability and in adopting ASU 2015-15, fees allocated to the revolving credit facility were reported in the balance sheet as as asset. These fees are amortized to interest expenses over the life of the debt using the effective interest method for the term note and straight line method for the revolving credit facility.

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
State and Local Sales Taxes
We also have contingent liabilities for state and local sales taxes. As of December 31, 2016, we had a reserve of $1,763. If our ultimate liability exceeds this amount, it could affect our liquidity unfavorably. However, we currently do not believe that these contingent liabilities will significantly impair our liquidity.
Capital expenditures
For 2016, capital expenditures were primarily for the implementation of software solutions and purchase of network equipment as we continue to expand our network. Our capital expenditures for the year ended 2016 were $37,734, of which $11,538 was for software acquisition and development. The majority of these expenditures are comprised of investments in information technology and systems infrastructure, including an electronic data warehouse, online customer service, and customer management platforms. For 2017, we believe our capital and software expenditures will be approximately $40,000. This amount is net of Tenant Improvement capital dollars we are investing in our Holmdel, New Jersey headquarters which are being refunded by the building owner in connection with the long-term lease renewal we executed in the fourth quarter of 2015.
Operating Activities
Cash provided by operating activities decreased to $87,012 for the year ended December 31, 2016 compared to $129,731 for the year ended December 31, 2015, primarily due to changes in working capital.
Changes in working capital requirements include changes in accounts receivable, inventory, prepaid and other assets, accounts payable, accrued and other liabilities, and deferred revenue and costs. Cash used for working capital requirement increased by $35,899 during the year ended December 31, 2016 compared to the year ended December 31, 2015.
Cash provided by operating activities increased to $129,731 for the year ended December 31, 2015 compared to $92,542 for the year ended December 31, 2014 , primarily due to higher revenues and changes in working capital.
Changes in working capital requirements include changes in accounts receivable, inventory, prepaid and other assets, other assets, accounts payable, accrued and other liabilities, and deferred revenue and costs. Cash used for working capital decreased by $18,631 during the year ended December 31, 2015 compared to the year ended December 31, 2014.
Investing Activities
Cash used in investing activities for 2016 of $190,733 was attributable to the acquisition of businesses of $163,093, the purchase capital expenditures of $26,146, intangible assets of $50, and development and software assets of $11,538, offset by the sales of marketable securities, net of purchase of $9,327 and a decrease in restricted cash of $767.
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

43     VONAGE ANNUAL REPORT 2016

Financing Activities
Cash provided by financing activities for 2016 of $74,498 was primarily attributable to $181,250 in net proceeds received from our 2016 Credit Facility and $8,861 in net proceeds received from the exercise stock options, offset by principal payments of $45,000 for 2016 revolving credit facility, $14,062 for 2016 term note, $10,000 for 2015 revolving credit facility, and $3,750 for 2015 term note, as well as $8,583 in capital lease payments, $32,902 in common stock repurchases, and $1,316 in 2016 Credit Facility debt related costs.
Cash provided by financing activities for 2015 of $40,205 was primarily attributable to $82,000 in net proceeds received from our 2015 revolving credit facility and $20,000 in net proceeds received from our

2014 revolving credit facility, and $7,172 in net proceeds received from the exercise stock options, partially offset by principal payments of $30,000 for 2015 revolving credit facility, $7,500 for 2015 term note, and $10,000 for 2014 term note, as well as $3,549 in capital lease payments,$15,911 in common stock repurchases, and $2,007 in 2015 Credit Facility debt related costs.
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

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

The table below summarizes our contractual obligations at December 31, 2016, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
(dollars in thousands)	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
	(unaudited)
Contractual Obligations:
2016 term note	$110,938	$18,750	$37,500	$54,688	$—
2016 revolving credit facility	$209,000	—	—	209,000
Interest related to 2016 term note	10,884	4,014	5,861	1,009	—
Interest related to 2016 revolving credit facility	28,302	8,080	16,194	4,028
Capital lease obligations	3,568	3,428	140	—	—
Operating lease obligations	55,905	9,969	21,401	12,932	11,603
Purchase obligations	203,273	86,048	104,512	4,000	8,713
Total contractual obligations	$621,870	$130,289	$185,608	$285,657	$20,316
Other Commercial Commitments:
Standby letters of credit	$1,578	$1,578	$—	$—	$—
Total contractual obligations and other commercial commitments	$623,448	$131,867	$185,608	$285,657	$20,316

Credit Facility. On June 3, 2016, we entered into a credit amendment (the “2016 Credit Facility”) consisting of a $125,000 term note and a $325,000 revolving credit facility. See Note 6 in the notes to the consolidated financial statements.
Capital lease obligations. At December 31, 2016, we had capital lease obligations of $3,568 mainly related to our corporate headquarters in Holmdel, New Jersey.
Operating lease obligations. At December 31, 2016, we had future commitments for operating leases for co-location facilities mainly in the United States that accommodate a portion of our network equipment, for office spaces leased in Holmdel, New Jersey for our headquarters, in Atlanta, Georgia, Scottsdale, Arizona, Denver, Colorado, Minneapolis, Minnesota, Murray, Utah, Oak Brook, Illinois, and Houston, Texas, McLean, Virgina, Columbia, Maryland, Chicago, Illinois, Philadelphia, Pennsylvania, New York City, New York and Dallas, Texas for field sales and administration offices, in Tel Aviv, Israel for application development, and in London United Kingdom for our UK office, and for apartment space leased in New Jersey for certain executives.

Purchase obligations. The purchase obligations reflected above are primarily commitments to vendors who will provide local inbound services, provide customer care services, provide efax service, provide carrier operation, provide data center with technical supports, provide networks and telephone related services, provide marketing infrastructure and services, provide customer caller ID, provide electricity to our office, license patents to us, partner with us in international operations, process LNP orders, and lease office space to us. In certain cases, we may terminate these arrangements early upon payment of specified fees. These amounts do not represent our entire anticipated purchases in the future, but represent only those items for which we are contractually committed. We also purchase products and services as needed with no firm commitment. For this reason, the amounts presented do not provide a reliable indicator of our expected future cash outflows or changes in our expected cash position. See also
Note 10 to our consolidated financial statements.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are summarized in Note 1 to our consolidated financial statements. The following describes our critical accounting policies and estimates:

Principles of Consolidation
The consolidated financial statements include the accounts of Vonage and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. We also

44     VONAGE ANNUAL REPORT 2016

consolidated a majority-owned entity in Brazil where we had the ability to exercise controlling influence. The ownership interest of the noncontrolling party was presented as noncontrolling interest. On March 31, 2015, the Company completed its previously announced exit from the Brazilian market for consumer telephony services and the associated wind down of its joint venture operations in the country. The results of Brazilian operations are presented as discontinued operations for all periods presented. The results of companies acquired or disposed of are included in the consolidated financial statements from the effective date of the acquisition or up to the date of disposal.
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

>	assumptions used in determining the need for, and amount of, a valuation allowance on net deferred tax assets, and;

>	assumptions used in determining the contingent consideration in connection with the Nexmo acquisition.
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
Our trading customers operate within the communications industry as service providers or bulk SMS aggregators. With our trading business, we sell to trading specialists who are delivering voice or SMS messages on behalf of their customers. Typically, trade is based on single supply route and margins, which are effectively fixed at a deal level, represent the value of the transaction to us. As such, for the trading business we record revenue on a net basis as service providers deliver messages.
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

45     VONAGE ANNUAL REPORT 2016

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
Goodwill and Purchased-Intangible Assets
Goodwill acquired in the acquisition of a business is accounted for based upon the excess fair value of consideration transferred over the fair value of net assets acquired in the business combination. Goodwill is tested for impairment on an annual basis on October 1st and, when specific circumstances dictate, between annual tests. When impaired, the carrying value of goodwill is written down to fair value. The goodwill impairment test involves evaluating qualitative information to determine if it is more than 50% likely that the fair value of a reporting unit is less than its carrying value. If such a determination is made, then the traditional two-step goodwill impairment test described below must be applied. The first step, identifying a potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. The second step, measuring the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Any excess of the reporting unit goodwill carrying value over the respective implied fair value is recognized as an impairment loss. There was no impairment of goodwill for the year ended December 31, 2016.
Intangible assets acquired in the settlement of litigation or by direct purchase are accounted for based upon the fair value of assets received.
Purchased-intangible assets are accounted for based upon the fair value of assets received. Purchased-intangible assets are amortized on a straight-line or accelerated basis over the periods of benefit, ranging from two to ten years. We perform a review of purchased-intangible assets whenever events or changes in circumstances indicate that the useful life is shorter than we had originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, we assess the recoverability of purchased-intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life of the asset is shorter than originally estimated, we accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. There was no impairment of purchased-intangible assets identified for the years ended December 31, 2016, 2015, or 2014.
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
Net Operating Loss Carryforwards
As of December 31, 2016, we had NOLs for United States federal and state tax purposes, including the NOLs of iCore, Simple Signal, Telesphere, and Vocalocity as of the date of acquisition, of $575,476 and $158,848, respectively, expiring at various times from years ending 2017 through 2036. In addition, we had NOLs for United Kingdom tax purposes of $43,006 with no expiration date.
Under Section 382 of the Internal Revenue Code, if we undergo an “ownership change” (generally defined as a greater than 50% change (by value) in our equity ownership over a three-year period), our ability to use our pre-change of control NOLs and other pre-change tax attributes against our post-change income may be limited. The Section 382 limitation is applied annually so as to limit the use of our pre-change NOLs to an amount that generally equals the value of our stock immediately before the ownership change multiplied by a designated federal long-term tax-exempt rate. At December 31, 2016, there were no limitations on the use of our NOLs except for the NOLs of Vocalocity as of the date of acquisition.
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

46     VONAGE ANNUAL REPORT 2016

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
Recent Accounting Pronouncements
In January 2017, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-04. "Intangibles - Goodwill and Other. The ASU simplifies the subsequent measurement of goodwill and eliminates Step 2 from the goodwill impairment test. This ASU is effective for an annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact of adopting ASU 2017-04 on our consolidated financial statements and related disclosures.
In December 2016, FASB issued ASU 2016-20, "Revenue from Contract with Customers - Technical Corrections and Improvements to Topic 606". In May 2016, FASB issued ASU 2016-12, "Revenue from Contract with Customers - Narrow-Scope Improvements and Practical Expedients". In April 2016, FASB issued ASU 2016-10, "Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing". In March 2016, FASB issued ASU 2016-08, "Revenue from Contract with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net)". In August 2015, FASB issued ASU 2015-14, "Deferral of the Effective Date". In May 2014, FASB issued ASU 2014-09, "Revenue from Contracts with Customers". The core principle of these ASUs are that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2016-12 affect only the narrow aspects of the guidance, such as assessing the collectibility criterion and accounting for contracts that do not meet the criterion, presentation of sales and other similar taxes collected from customers, non-cash consideration, and contract modifications at transition. ASU 2016-10 clarifies two aspects of the guidance: identifying performance obligations and the licensing implementation. The intention of the ASU 2016-08 is to improve the operability and understandability of the implementation guidance on principal versus agent considerations. ASU 2015-14 defers the effective date to annual and interim periods beginning on or after December 15, 2017, and early adoption will be permitted, but not earlier than the original effective date of annual and interim periods beginning on or after December 15, 2016, for public entities. ASU 2014-09 is a comprehensive new revenue recognition model for revenue from contract with customers. We will adopt these ASUs when effective. We are in the initial stages of evaluating the effect of adopting ASU2016-20, ASU 2016-12, ASU 2016-10, ASU 2016-08, ASU 2015-14, and ASU 2014-09 on our consolidated financial statements and related disclosures and continue to evaluate all transition methods.
In November 2016, FASB issued ASU 2016-18, "Statement of Cash Flows". This ASU requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for fiscal years beginning after December

15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. We will adopt this ASU in the first quarter of 2017. The adoption of ASU 2016-01 will not have a material impact on our consolidated financial statements and related disclosures.
In March 2016, FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting". This ASU is issued as part of its Simplification Initiative. The areas for simplification in this ASU involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, recognition of share-based expense, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted for any entity in any interim or annual period. We will adopt this ASU in the first quarter of 2017. We will elect to account for forfeitures when they occur versus our current practice of estimating the number of awards that are expected to vest. The election of this new practice will result in a one-time adjustment to our accumulated deficit for the difference of the two practices through the end of 2016. The adoption of ASU 2016-09 will not have a material impact on our consolidated financial statements and related disclosures.
In February 2016, FASB issued ASU 2016-02, "Leases". This ASU increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted for all entities. The adoption of this ASU will increase assets and liabilities for operating leases. We are currently evaluating the impact of adopting ASU 2016-02 on our consolidated financial statements and related disclosures.
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
In November 2015, FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes". This ASU simplifies the presentation of deferred income taxes and requires deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. Management has adopted ASU 2015-17 effective for the fourth quarter of 2016. We presented the net deferred tax assets as noncurrent, reclassified any current deferred tax assets in the consolidated balance sheet on a prospective basis, and we did not adjusted the prior periods. If the period ended December 31, 2015 was adjusted, the deferred income taxes would be a non-current deferred tax assets of $226,572
In July 2015, FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory". This ASU applies to inventory that is measured using first-in, first-out ("FIFO") or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predicable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, first-out ("LIFO") or the retail inventory. This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim and annual reporting period. The adoption of ASU 2015-11 is not expected to have a material impact on our consolidated financial statements and related disclosures.

47     VONAGE ANNUAL REPORT 2016

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
We prepared a sensitivity analysis to determine the impact of hypothetical changes foreign currency exchange rates have on our results of operations. The foreign currency rate analysis assumed a uniform movement in currencies by 10% relative to the U.S. Dollar on our results. Based upon the results of this analysis, a 10% change in currency rates would have resulted in an increase or decrease in our earnings for the year ended December 31, 2016 of approximately $1,400.
Interest Rate and Debt Risk
Our exposure to market risk for changes in interest rates primarily relates to our long-term debt.
Our 2016 Credit Facility consists of a $125,000 term note and a $325,000 revolving credit facility. We are exposed to interest rate risk since amounts payable under the 2016 Credit Facility, at our option, bore interest at:

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

As of December 31, 2016, if the interest rate on our variable rate debt changed by 1% on our 2016 term note, our annual debt service payment would change by approximately $1,100. As of December 31, 2016, if the interest rate on our variable rate debt changed by 1% on our 2016 revolving credit facility, our annual debt service payment would change by approximately $2,100.

ITEM 8. Financial Statements and Supplementary Data

The information required by this Item is contained on pages F-1 through F-47 of this Annual Report on Form 10-K and incorporated herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
N/A.

48     VONAGE ANNUAL REPORT 2016

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level solely as a result of the material weakness in our internal control over financial reporting discussed below.
Material Weakness.
In connection with the preparation of our consolidated financial statements as of and for the year ended December 31, 2016, we identified a material weakness in our internal control over financial reporting related to our controls over the preparation of the annual tax provision, described in Management’s Report on Internal Control Over Financial Reporting. We have concluded that this material weakness does not require a change in the fourth quarter or full year 2016 consolidated financial results disclosed in our Current Report on Form 8-K filed on February 14, 2017, nor does it require a restatement of or change in our consolidated financial statements for any prior annual or interim period. We have also developed a remediation plan for this material weakness, which is also described Management’s Report on Internal Control Over Financial Reporting.
Management’s Report on Internal Control Over Financial Reporting.
February 28, 2017
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
We acquired Nexmo in June 2016. Our management has excluded the operations of these businesses from our evaluation of, and conclusion regarding, the effectiveness of our internal control over financial reporting as of December 31, 2016. This business represents 11% and 6% of our total assets and revenues, respectively, as of December 31, 2016. Our management plans to fully integrate the operations of these businesses into its assessment of the effectiveness of our internal control over financial reporting in 2017.
Based on our assessment, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our internal control over financial reporting was not effective, solely due to the material weakness in our internal control over financial reporting discussed below.
In connection with the preparation of our consolidated financial statements as of and for the year ended December 31, 2016, we identified a material weakness in our internal control over financial reporting related to our controls over the preparation of the annual tax provision, described in Management’s Report on Internal Control Over Financial Reporting. This control deficiency resulted in a reclassification between goodwill and deferred tax assets, net in our annual financial statements as of and for the year ended December 31, 2016. While the control deficiency did not result in a misstatement of our previously issued consolidated financial statements, the deficiency constitutes a material weakness in our internal control over financial reporting due to the potential for the control deficiency to result in a material misstatement in our annual or interim consolidated financial statements that would not be prevented or detected.
Remediation Plan.
Management has begun implementing a remediation plan to address the control deficiency that led to the material weakness. The remediation plan includes (i) the implementation of additional review procedures designed to enhance our tax provision control and (ii) strengthening our tax provision control with improved documentation standards, oversight, and training.
We currently plan to have our enhanced review procedures and documentation standards in place and operating in the first quarter of 2017. Our goal is to remediate this material weakness by the end of 2017, subject to there being sufficient opportunities to conclude, through testing, that the enhanced control is operating effectively.

49     VONAGE ANNUAL REPORT 2016

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

Report of the Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.
See Report of Independent Registered Public Accounting Firm on page F-3.
Changes in Internal Control Over Financial Reporting
There were no changes to controls during the quarter ended December 31, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. Other Information
None.

50     VONAGE ANNUAL REPORT 2016

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance
 The discussion under the headings “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Director Nomination Process”, “Corporate Governance – Board Committees – Audit Committee”, and “Executive Officers of Vonage” in our Proxy Statement for the 2017 Annual Meeting of Stockholders is hereby incorporated by reference.
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

ITEM 11. Executive Compensation

The discussion under the headings “Compensation”, “Director Compensation”, “Corporate Governance – Compensation Committee Interlocks and Insider Participation”, and “Corporate Governance – Compensation Committee Report” in our Proxy Statement for the 2017 Annual Meeting of Stockholders is hereby incorporated by reference.

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

Statement for the 2017 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The discussion under the headings “Election of Directors – Transactions with Related Persons”, and “Corporate Governance –

Board Determination of Independence” in our Proxy Statement for the 2017 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 14. Principal Accountant Fees and Services

The discussion under the heading “Ratification of Independent Registered Public Accounting Firm” in our

Proxy Statement for the 2017 Annual Meeting of Stockholders is hereby incorporated by reference.

51     VONAGE ANNUAL REPORT 2016

PART IV

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Vonage Holdings Corp.
Holmdel, New Jersey 07733

The audits referred to in our report dated February 28, 2017 relating to the consolidated financial statements of Vonage Holdings Corp., which is contained in Item 8 of this Form 10-K also included the audit of the financial statement schedule listed in the accompanying index. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP
Woodbridge, New Jersey
February 28, 2017

52     VONAGE ANNUAL REPORT 2016

ITEM 15. Exhibits, Financial Statement Schedules
(a)
(1) Financial Statements. The index to our financial statements is found on page F-1 of this Form 10-K.
(2) Financial Statement Schedule. Schedule II—Valuation and Qualifying Accounts is as follows:

	Balance at Beginning of Period	Additions			Less Deductions	Other		Balance at End of Period
		Revenue	Expense
Allowance for Doubtful Accounts:
Year ended December 31, 2016	$1,091	$(51)	$1,053		$—	$—		$2,093
Year ended December 31, 2015	607	492	(8)		—	—		1,091
Year ended December 31, 2014	683	117	(193)		—	—		607
Inventory Obsolescence:
Year ended December 31, 2016	$686	$—	$589		$(1,158)	$—		$117
Year ended December 31, 2015	181	—	1,882		(1,377)	—		686
Year ended December 31, 2014	229	—	757		(805)	—		181
Valuation Allowance for Deferred Taxes:
Year ended December 31, 2016	$20,456	$—	$(1,910)	(1)	$—	$—		18,546
Year ended December 31, 2015	17,451	—	3,005	(1)	—	—		20,456
Year ended December 31, 2014	16,922	—	4,865	(1)	—	(4,336)	(2)	17,451

(1)	Amounts charged (credited) to expense represent change in valuation allowance.

(2)	Represents reversal of estimated valuation allowance on Vocalocity's deferred tax assets at date of acquisition.

(3) Exhibits.

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger, dated October 9, 2013, by and among Vonage, Vista Merger Corp., Vocalocity and the Representative (12).
2.2	Agreement and Plan of Merger, dated November 4, 2014, by and among Vonage, Thunder Acquisition Corp., Telesphere and the Representative (23)
2.3	Agreement and Plan of Merger, dated August 19, 2015, by and among Vonage Holdings Corp., Cirrus Acquisition Corp., iCore Networks, Inc. and Stephen G. Canton, as the Representative (18)
2.4	Agreement and Plan of Merger, dated May 5, 2016, by and among Vonage Holdings Corp., Neptune Acquisition Corp., Nexmo and the Representative (32)
2.5	Amendment No. 1 to Agreement and Plan of Merger, dated June 2, 2016, by and among Vonage Holdings Corp., Neptune Acquisition Corp., Nexmo and the Representative (33)
3.1	Restated Certificate of Incorporation of Vonage Holdings Corp.(3)
3.2	Amended and Restated By-Laws of Vonage Holdings Corp., effective as of December 10, 2015 (7)
4.1	Form of Certificate of Vonage Holdings Corp. Common Stock(2)
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

53     VONAGE ANNUAL REPORT 2016

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

10.42	Nexmo Inc. 2011 Stock Plan (34)
10.43
Amendment No. 1 to Amended and Restated Credit Agreement, dated June 3, 2016, by and among Vonage America Inc., a Delaware corporation, Vonage Holdings Corp., Citizens Bank, N.A., Fifth Third Bank, MUFG Union Bank, N.A., Silicon Valley Bank, SunTrust Bank, Keybank National Association, Santander Bank, N.A., Capital One National Association, First Niagara Bank, N.A., and JPMorgan Chase Bank, N.A., as Administrative Agent (35)

21.1	List of Subsidiaries of Vonage Holdings Corp.(36)
23.1	Consent of BDO USA, LLP, independent registered public accounting firm(36)
31.1	Certification of our Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(36)
31.2	Certification of our Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(36)
32.1	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(36)

54     VONAGE ANNUAL REPORT 2016

(1)	Incorporated by reference to Amendment No. 1 to Vonage Holdings Corp.’s Registration Statement on Form S-1 (File No. 333-131659) filed on April 7, 2006.

(2)	Incorporated by reference to Amendment No. 5 to Vonage Holdings Corp.’s Registration Statement on Form S-1 (File No. 333-131659) filed on May 8, 2006.

(3)	Incorporated by reference to Vonage Holdings Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on August 4, 2006.

(4)	Incorporated by reference to Vonage Holding Corp.’s Annual Report on Form 10-K (File No. 001-32887) filed on April 17, 2007.

(5)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on November 14, 2007.

(6)	Incorporated by reference to Vonage Holding Corp.’s Annual Report on Form 10-K (File No. 001-32887) filed on March 17, 2008.

(7)	Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on December 11, 2015.

(8)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on August 11, 2008.

(9)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on November 10, 2008.

(10)	Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on June 6, 2013.

(11)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on November 6, 2009.

(12)	Incorporated by reference to the Current Report on Form 8-K (File No. 001-32887) filed by on October 10, 2013.

(13)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on May 7, 2010.

(14)	Incorporated by reference to Vonage Holding Corp.’s Annual Report on Form 10-K (File No. 001-32887) filed on February 17, 2011.

(15)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on November 4, 2015.

(16)	Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 10-Q (File No. 001-32887) filed on May 3, 2012.

(17)	Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on June 8, 2012.

(18)	Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on August 20, 2015.

(19)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on May 1, 2013.

(20)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on July 31, 2013.

(21)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on November 6, 2013.

(22)	Incorporated by reference to Vonage Holding Corp.’s Annual Report on Form 10-Q (File No. 001-32887) filed on May 7, 2015.

(23)	Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on November 5, 2014.

(24)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on November 5, 2014.

(25)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on August 4, 2011.

(26)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on July 30, 2015.

(27)	Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on June 3, 2015.

(28)	Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on August 4, 2008.

(29)	Incorporated by reference to Vonage Holding Corp.’s Annual Report on Form 10-K (File No. 001-32887) filed on February 13, 2014.

(30)	Incorporated by reference to Vonage Holding Corp.’s Annual Report on Form 10-K (File No. 001-32887) filed on February 13, 2015.

(31)	Incorporated by reference to Vonage Holding Corp.’s Annual Report on Form 10-K (File No. 001-32887) filed on February 12, 2016.

(32)	Incorporated by reference to Vonage Holdings Corp.’s Quarterly Report on Form 8-K (File No. 001-32887) filed on May 5, 2016.

(33)	Incorporated by reference to Vonage Holdings Corp.’s Quarterly Report on Form 8-K (File No. 001-32887) filed on June 6, 2016.

(34)	Incorporated by reference to Vonage Holding Corp.’s Registration Statement on Form S-8 (File No. 001-32887) filed on June 29, 2016.

(35)	Incorporated by reference to Vonage Holdings Corp.’s Quarterly Report on Form 8-K (File No. 001-32887) filed on June 6, 2016.

(36)	Filed herewith.

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
(c) Financial Statement Schedule
Report of Independent Registered Public Accounting Firm
Schedule II – Valuation and Qualifying Accounts.

55     VONAGE ANNUAL REPORT 2016

ITEM 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Holmdel, State of New Jersey, on February 28, 2017.

VONAGE HOLDINGS CORP.

Dated:	February 28, 2017	By:	/S/ DAVID PEARSON
David Pearson
David T. Pearson Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

56     VONAGE ANNUAL REPORT 2016

Signature	Title	Date

/S/ ALAN MASAREK	Director, Chief Executive Officer	February 28, 2017
Alan Masarek	(principal executive officer)

/S/ DAVID T. PEARSON	Chief Financial Officer	February 28, 2017
David T. Pearson	and Treasurer (principal financial officer and principal accounting officer)

/S/ JEFFREY A. CITRON	Director, Chairman	February 28, 2017
Jeffrey A. Citron

/S/ HAMID AKHAVAN
Hamid Akhavan	Director	February 28, 2017

/S/ NAVEEN CHOPRA	Director	February 28, 2017
Naveen Chopra

/S/ STEPHEN FISHER	Director	February 28, 2017
Stephen Fisher

/S/ CAROLYN KATZ	Director	February 28, 2017
Carolyn Katz

/S/ JOHN J. ROBERTS	Director	February 28, 2017
John J. Roberts

/S/ CARL SPARKS	Director	February 28, 2017
Carl Sparks

/S/ GARY STEELE	Director	February 28, 2017
Gary Steele

57     VONAGE ANNUAL REPORT 2016

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Vonage Holdings Corp.
Holmdel, New Jersey 07733

We have audited the accompanying consolidated balance sheets of Vonage Holdings Corp. as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity (deficit) and redeemable noncontrolling interest and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vonage Holdings Corp. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method for presenting the net deferred tax assets within the consolidated balance sheet in 2016 due to the adoption of ASU 2015-17, "Balance Sheet Classification of Deferred Taxes".   Prior periods have not been adjusted.  Our opinion is not modified with respect to this matter.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vonage Holdings Corp.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2017 expressed an adverse opinion thereon.

/s/    BDO USA, LLP
Woodbridge, New Jersey
February 28, 2017

F-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Vonage Holdings Corp.
Holmdel, New Jersey 07733

We have audited Vonage Holdings Corp.’s (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A. Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to design and maintain controls over the preparation of the annual tax provision has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 financial statements, and this report does not affect our report dated February 28, 2017 on those financial statements.

As indicated in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting”, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Nexmo Inc., which was acquired on June 3, 2016, and which is included in the consolidated balance sheets of Vonage Holdings Corp. as of December 31, 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity (deficit) and redeemable noncontrolling interest and cash flows for the year then ended. Nexmo constituted 11% of total assets as of December 31, 2016 and 6% of revenues for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Nexmo because of the timing of the acquisition. Our audit of internal control over financial reporting of Vonage Holdings Corp. also did not include an evaluation of the internal control over financial reporting of Nexmo.

In our opinion, Vonage Holdings Corp. did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vonage Holdings Corp. as of December 31, 2016 and 2015 and the related consolidated statements of income, comprehensive income, stockholders’ equity and redeemable noncontrolling interest, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated February 28, 2017 expressed an unqualified opinion thereon.

/s/    BDO USA, LLP
Woodbridge, New Jersey
February 28, 2017

F-3     VONAGE ANNUAL REPORT 2016

VONAGE HOLDINGS CORP. CONSOLIDATED BALANCE SHEETS
VONAGE HOLDINGS CORP. CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$29,078	$57,726
Marketable securities	601	9,908
Accounts receivable, net of allowance of $2,093 and $1,091, respectively	36,688	19,913
Inventory, net of allowance of $117 and $686, respectively	4,116	5,542
Deferred customer acquisition costs, current	2,610	4,074
Deferred tax assets, current	—	23,985
Prepaid expenses and other current assets	29,188	15,659
Total current assets	102,281	136,807
Property and equipment, net	48,415	49,483
Goodwill	360,363	222,106
Software, net	21,971	20,710
Deferred customer acquisition costs, non-current	526	431
Debt related costs, net	2,333	2,053
Restricted cash	1,851	2,587
Intangible assets, net	199,256	138,199
Deferred tax assets, non-current	188,966	202,587
Other assets	14,460	9,603
Total assets	$940,422	$784,566
Liabilities and Stockholders’ Equity
Liabilities
Current liabilities:
Accounts payable	$30,751	$42,798
Accrued expenses	109,195	96,127
Deferred revenue, current portion	32,442	32,605
Current maturities of capital lease obligations	3,288	4,398
Current portion of notes payable	18,750	15,000
Total current liabilities	194,426	190,928
Indebtedness under revolving credit facility	209,000	119,000
Notes payable, net of debt related cost and current portion	91,124	76,392
Deferred revenue, net of current portion	450	851
Capital lease obligations, net of current maturities	140	3,363
Other liabilities, net of current portion in accrued expenses	3,985	5,291
Total liabilities	499,125	395,825
Commitments and Contingencies	—	—
Stockholders’ Equity
Common stock, par value $0.001 per share; 596,950 shares authorized at December 31, 2016 and December 31, 2015; 282,319 and 268,947 shares issued at December 31, 2016 and December 31, 2015, respectively; 219,001 and 214,280 shares outstanding at December 31, 2016 and December 31, 2015, respectively	282	270
Additional paid-in capital	1,310,847	1,224,947
Accumulated deficit	(637,113)	(655,020)
Treasury stock, at cost, 63,318 shares at December 31, 2016 and 54,667 shares at December 31, 2015	(219,125)	(179,779)
Accumulated other comprehensive loss	(13,594)	(1,677)
Total stockholders’ equity	441,297	388,741
Total liabilities and stockholders’ equity	$940,422	$784,566

The accompanying notes are an integral part of these financial statements

F-4     VONAGE ANNUAL REPORT 2016

VONAGE HOLDINGS CORP. CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
(In thousands, except per share amounts)	2016	2015	2014

Total revenues	$955,621	$895,072	$868,854

Operating Expenses:
Cost of services (excluding depreciation and amortization of $28,489, $24,868, and $19,405, respectively)	321,373	261,768	231,383
Cost of goods sold	33,777	34,210	36,500
Sales and marketing	330,969	347,896	373,737
Engineering and development	29,759	27,220	20,869
General and administrative	123,304	109,153	98,780
Depreciation and amortization	72,285	61,833	49,514
	911,467	842,080	810,783
Income from operations	44,154	52,992	58,071
Other Income (Expense):
Interest income	79	89	207
Interest expense	(13,042)	(8,786)	(6,823)
Other (expense) income, net	(346)	(842)	11
	(13,309)	(9,539)	(6,605)
Income from continuing operations before income tax expense	30,845	43,453	51,466
Income tax expense	(12,938)	(18,418)	(21,759)
Income from continuing operations	17,907	25,035	29,707
Loss from discontinued operations	—	(1,615)	(10,260)
Loss on disposal, net of taxes	—	(824)	—
Discontinued operations	—	(2,439)	(10,260)
Net income	17,907	22,596	19,447
Plus: Net loss from discontinued operations attributable to noncontrolling interest	—	59	819
Net income attributable to Vonage	$17,907	$22,655	$20,266
Net income per common share - continuing operations:
Basic	$0.08	$0.12	$0.14
Diluted	$0.08	$0.11	$0.14
Net loss per common share - discontinued operations attributable to Vonage:
Basic	$—	$(0.01)	$(0.04)
Diluted	$—	$(0.01)	$(0.04)
Net income per common share - attributable to Vonage:
Basic	$0.08	$0.11	$0.10
Diluted	$0.08	$0.10	$0.09
Weighted-average common shares outstanding:
Basic	215,751	213,147	209,822
Diluted	231,941	224,110	219,419

The accompanying notes are an integral part of these financial statements

F-5     VONAGE ANNUAL REPORT 2016

VONAGE HOLDINGS CORP. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the years ended December 31,
(In thousands)	2016	2015	2014
Net income	$17,907	$22,596	$19,447
Other comprehensive income (loss):
Foreign currency translation adjustment	(11,937)	493	(3,633)
Discontinued operations cumulative translation adjustment	—	974	—
Unrealized loss on available-for-sale securities	20	(13)	(8)
Total other comprehensive (loss) income	(11,917)	1,454	(3,641)
Comprehensive income	5,990	24,050	15,806
Comprehensive income attributable to noncontrolling interest:
Comprehensive income	—	59	819
Comprehensive loss from discontinued operations	—	—	(9)
Total comprehensive income attributable to noncontrolling interest	—	59	810
Comprehensive income attributable to Vonage	$5,990	$24,109	$16,616

The accompanying notes are an integral part of these financial statements

F-6     VONAGE ANNUAL REPORT 2016

VONAGE HOLDINGS CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(In thousands)	2016	2015	2014
Cash flows from operating activities:
Net income	$17,907	$22,596	$19,447
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization and impairment charges	37,651	35,620	34,464
Amortization of intangibles	34,634	26,404	16,943
Deferred tax expense	7,302	13,949	19,128
Change in contingent consideration	(16,472)	—	—
Loss on foreign currency	—	1,358	—
Allowance for doubtful accounts	1,053	(8)	(193)
Allowance for obsolete inventory	589	1,882	757
Amortization of debt related costs	1,080	997	1,072
Share-based expense	40,682	27,541	21,070
Noncontrolling interest	—	907	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(9,642)	185	4,887
Inventory	800	2,815	36
Prepaid expenses and other current assets	(10,182)	(1,904)	4,106
Deferred customer acquisition costs	1,357	421	230
Other assets	(4,857)	(1,660)	(5,790)
Accounts payable	(13,604)	(3,830)	(8,454)
Accrued expenses	(354)	4,768	(13,042)
Deferred revenue	(2,126)	(3,682)	(1,910)
Other liabilities	1,194	1,372	(209)
Net cash provided by operating activities	87,012	129,731	92,542
Cash flows from investing activities:
Capital expenditures	(26,146)	(17,323)	(12,436)
Purchase of intangible assets	(50)	(2,500)	—
Purchase of marketable securities	(5,664)	(9,982)	(7,170)
Maturities and sales of marketable securities	14,991	7,223	—
Acquisition and development of software assets	(11,538)	(14,183)	(11,819)
Acquisition of business, net of cash acquired	(163,093)	(116,927)	(88,098)
Decrease in restricted cash	767	996	995
Net cash used in investing activities	(190,733)	(152,696)	(118,528)
Cash flows from financing activities:
Principal payments on capital lease obligations	(8,583)	(3,549)	(2,889)
Principal payments on notes and revolving credit facility	(72,812)	(47,500)	(41,666)
Proceeds received from draw down of revolving credit facility and issuance of notes payable	181,250	102,000	77,000
Debt related costs	(1,316)	(2,007)	(1,910)
Common stock repurchases	(32,902)	(15,911)	(49,338)
Proceeds from exercise of stock options	8,861	7,172	4,564
Net cash provided by (used in) financing activities	74,498	40,205	(14,239)
Effect of exchange rate changes on cash	575	(311)	(3,641)
Net change in cash and cash equivalents	(28,648)	16,929	(43,866)
Cash and cash equivalents, beginning of period	57,726	40,797	84,663
Cash and cash equivalents, end of period	$29,078	$57,726	$40,797
Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$11,621	$7,834	$5,252
Income taxes	$5,335	$2,516	$2,491
Non-cash financing transactions during the periods for:
Common stock repurchases	$—	$—	$661
Issuance of common stock in connection with acquisition of business	$31,591	$5,578	$22,727
Purchase of intangible assets	$—	$5,000	$—
Contingent consideration in connection with acquisition of business	$16,472	$—	$—
Assumption of options in connection with acquisition of business	$4,779	$—	$—
The accompanying notes are an integral part of these financial statements

F-7     VONAGE ANNUAL REPORT 2016

VONAGE HOLDINGS CORP. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

(In thousands)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Non-controlling interest	Total	Redeemable non-controlling interest	Net Income
Balance at December 31, 2013	$247	$1,136,289	$(697,941)	$(101,040)	$519	$—	$338,074	$(38)
Stock option exercises	10	4,554					4,564
Share-based expense		21,070					21,070
Share-based award activity				(9,004)			(9,004)
Common stock repurchases				(49,263)			(49,263)
Acquisition of business	7	22,749		(468)			22,288
Foreign currency translation adjustment					(3,642)	9	(3,633)
Unrealized loss on available-for-sale securities					(8)		(8)
Transfer of noncontrolling interest						(706)	(706)	706
Net income			20,266			(151)	20,115	(668)	19,447
Balance at December 31, 2014	264	1,184,662	(677,675)	(159,775)	(3,131)	(848)	343,497	—
Stock option exercises	5	7,167					7,172
Share-based expense		27,541					27,541
Share-based award activity				(4,754)			(4,754)
Common stock repurchases				(15,250)			(15,250)
Acquisition of business	1	5,577					5,578
Foreign currency translation adjustment					1,467		1,467
Unrealized loss on available-for-sale securities					(13)		(13)
Net income			22,655			848	23,503
Balance at December 31, 2015	270	1,224,947	(655,020)	(179,779)	(1,677)	—	388,741
Stock option exercises	5	8,856					8,861
Share-based expense		40,682					40,682
Share-based award activity				(6,444)			(6,444)
Common stock repurchases				(32,902)			(32,902)
Acquisition of business	7	36,362					36,369
Foreign currency translation adjustment					(11,937)		(11,937)
Unrealized loss on available-for-sale securities					20		20
Net income			17,907			—	17,907
Balance at December 31, 2016	$282	$1,310,847	$(637,113)	$(219,125)	$(13,594)	$—	$441,297

The accompanying notes are an integral part of these financial statements

F-8     VONAGE ANNUAL REPORT 2016

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 1. Basis of Presentation and Significant Accounting Policies

NATURE OF OPERATIONS

Vonage Holdings Corp. (“Vonage”, “Company”, “we”, “our”, “us”) is incorporated as a Delaware corporation. We are a leading provider of cloud communications services for businesses. We transform the way people work and businesses operate through a portfolio of cloud-based communications solutions that enable internal collaboration among employees, while also keeping companies closely connected with their customers, across any mode of communication, on any device.
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
Customers in the United States represented 91% of our consolidated revenues at December 31, 2016, with the balance in Canada, the United Kingdom, and other countries. Nexmo Inc. ("Nexmo") has operations in the United States, United Kingdom, Hong Kong, and Singapore, and provides CPaaS solutions to our customers located in many countries around the world.

SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements include the accounts of Vonage and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. We also consolidated a majority-owned entity in Brazil where we had the ability to exercise controlling influence. The ownership interest of the noncontrolling party was presented as noncontrolling interest. On March 31, 2015, the Company completed its previously announced exit from the Brazilian market for consumer telephony services and the associated wind down of its joint venture operations in the country. The results of Brazilian operations are presented as discontinued operations for all periods presented. The results of companies acquired or disposed of are included in the consolidated financial statements from the effective date of the acquisition or up to the date of disposal.
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

>	assumptions used in determining the need for, and amount of, a valuation allowance on net deferred tax assets, and;

>	assumptions used in determining the contingent consideration in connection with the Nexmo acquisition.
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

F-9     VONAGE ANNUAL REPORT 2016

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
Our trading customers operate within the communications industry as service providers or bulk SMS aggregators. With our trading business, we sell to trading specialists who are delivering voice or SMS messages on behalf of their customers. Typically, trade is based on single supply route and margins, which are effectively fixed at a deal level, represent the value of the transaction to us. As such, for the trading business we record revenue on a net basis as service providers deliver messages.
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
Engineering and Development Expenses
Engineering and development expenses primarily include personnel and related costs for developers responsible for new products, and software engineers maintaining and enhancing existing products. These costs have been reclassified from selling, general and administrative expenses. Research and development costs related to new product development included in engineering and development were $22,447, $18,350, and $13,034 for the years ended December 31, 2016, 2015, and 2014, respectively.
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
Advertising Expenses
Advertising costs are expensed as incurred.
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

F-10     VONAGE ANNUAL REPORT 2016

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
Goodwill
Goodwill acquired in the acquisition of a business is accounted for based upon the excess fair value of consideration transferred over the fair value of net assets acquired in the business combination. Goodwill is tested for impairment on an annual basis on October 1st and, when specific circumstances dictate, between annual tests. When impaired, the carrying value of goodwill is written down to fair value. The goodwill impairment test involves evaluating qualitative information to determine if it is more than 50% likely that the fair value of a reporting unit is less than its carrying value. If such a determination is made, then the traditional two-step goodwill impairment test described below must be applied. The first step, identifying a potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. The second step, measuring the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Any excess of the reporting unit goodwill carrying value over the respective implied fair value is recognized as an impairment loss. There was no impairment of goodwill for the year ended December 31, 2016, 2015, and 2014.
Intangible Assets
Intangible assets acquired in the settlement of litigation or by direct purchase are accounted for based upon the fair value of assets received.
Purchased-intangible assets are accounted for based upon the fair value of assets received. Purchased-intangible assets are amortized on a straight-line or accelerated basis over the periods of benefit, ranging from two to ten years. We perform a review of purchased-intangible assets whenever events or changes in circumstances indicate that the useful life is shorter than we had originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, we assess the recoverability of purchased-intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life of the asset is shorter than originally estimated, we accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. There was no impairment of purchased-intangible assets identified for the years ended December 31, 2016, 2015, and 2014.
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

F-11     VONAGE ANNUAL REPORT 2016

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
Restricted Cash and Letters of Credit
We had a cash collateralized letter of credit for $1,578 and $2,498 as of December 31, 2016 and 2015, respectively, mainly related to lease deposits for our Holmdel office. In the aggregate, cash reserves and collateralized letters of credit of $1,851 and $2,587 were recorded as long-term restricted cash at December 31, 2016 and 2015, respectively.
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
We file income tax returns in the U.S. on a federal basis and in U.S. state and foreign jurisdictions. Our federal tax return remains subject to examination by the Internal Revenue Service from 2013 to present, our New Jersey tax returns remain open from 2012 to present, our Canada tax return remains open from 2014 to present, and other domestic and foreign tax returns remain open for all periods to which those filings relate. Our consolidated corporate income tax return for 2013 has been selected for examination by the Internal Revenue Service. Our Canadian corporate income tax returns for 2012 and 2013 have been selected for examination by the Canada Revenue Agency. The Canada Revenue Agency concluded their audit and there were no changes. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.
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

F-12     VONAGE ANNUAL REPORT 2016

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
The following table sets forth the computation for basic and diluted net income per share:

	For the years ended December 31,
	2016	2015	2014
Numerator
Income from continuing operations	$17,907	$25,035	$29,707

Discontinued operations	—	(2,439)	(10,260)
Plus: Net loss from discontinued operations attributable to noncontrolling interest	—	59	819
Loss from discontinued operations attributable to Vonage	—	(2,380)	(9,441)
Net income attributable to Vonage	$17,907	$22,655	$20,266
Denominator
Basic weighted average common shares outstanding	215,751	213,147	209,822
Dilutive effect of stock options and restricted stock units	16,190	10,963	9,597
Diluted weighted average common shares outstanding	231,941	224,110	219,419
Basic net income per share
Basic net income per share - from continuing operations	$0.08	$0.12	$0.14
Basic net loss per share - from discontinued operations attributable to Vonage	—	(0.01)	(0.04)
Basic net income per share - attributable to Vonage	$0.08	$0.11	$0.10
Diluted net income per share
Diluted net income per share - from continuing operations	$0.08	$0.11	$0.14
Diluted net loss per share - from discontinued operations attributable to Vonage	—	(0.01)	(0.04)
Diluted net income per share - attributable to Vonage	$0.08	$0.10	$0.09

The following shares were excluded from the calculation of diluted income per share because of their anti-dilutive effects:

	For the years ended December 31,
	2016	2015	2014
Restricted stock units	8,282	5,827	5,454
Employee stock options	9,030	13,600	18,428
	17,312	19,427	23,882

Comprehensive Income
Comprehensive income consists of net income (loss) and other comprehensive items. Other comprehensive items include foreign currency translation adjustments and unrealized gains (losses) on available for sale securities.

Recent Accounting Pronouncements
In January 2017, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-04. "Intangibles - Goodwill and Other. The ASU simplifies the subsequent measurement of goodwill and eliminates Step 2 from the goodwill

F-13     VONAGE ANNUAL REPORT 2016

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

impairment test. This ASU is effective for an annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact of adopting ASU 2017-04 on our consolidated financial statements and related disclosures.
In December 2016, FASB issued ASU 2016-20, "Revenue from Contract with Customers - Technical Corrections and Improvements to Topic 606". In May 2016, FASB issued ASU 2016-12, "Revenue from Contract with Customers - Narrow-Scope Improvements and Practical Expedients". In April 2016, FASB issued ASU 2016-10, "Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing". In March 2016, FASB issued ASU 2016-08, "Revenue from Contract with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net)". In August 2015, FASB issued ASU 2015-14, "Deferral of the Effective Date". In May 2014, FASB issued ASU 2014-09, "Revenue from Contracts with Customers". The core principle of these ASUs are that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2016-12 affect only the narrow aspects of the guidance, such as assessing the collectibility criterion and accounting for contracts that do not meet the criterion, presentation of sales and other similar taxes collected from customers, non-cash consideration, and contract modifications at transition. ASU 2016-10 clarifies two aspects of the guidance: identifying performance obligations and the licensing implementation. The intention of the ASU 2016-08 is to improve the operability and understandability of the implementation guidance on principal versus agent considerations. ASU 2015-14 defers the effective date to annual and interim periods beginning on or after December 15, 2017, and early adoption will be permitted, but not earlier than the original effective date of annual and interim periods beginning on or after December 15, 2016, for public entities. ASU 2014-09 is a comprehensive new revenue recognition model for revenue from contract with customers. We will adopt these ASUs when effective. We are in the initial stages of evaluating the effect of adopting ASU2016-20, ASU 2016-12, ASU 2016-10, ASU 2016-08, ASU 2015-14, and ASU 2014-09 on our consolidated financial statements and related disclosures and continue to evaluate all transition methods.
In November 2016, FASB issued ASU 2016-18, "Statement of Cash Flows". This ASU requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. We will adopt this ASU in the first quarter of 2017. The adoption of ASU 2016-01 will not have a material impact on our consolidated financial statements and related disclosures.
In March 2016, FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting". This ASU is issued as part of its Simplification Initiative. The areas for simplification in this ASU involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, recognition of share-based expense, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted for any entity in any interim or annual period. We will adopt this ASU in the first quarter of 2017. We will elect to account for forfeitures when they occur versus our current practice of estimating the number of awards that are expected to vest. The election of this new practice will result in a one-time adjustment to our accumulated deficit for the difference of the two practices through the end of 2016. The adoption of ASU 2016-09 will not have a material impact on our consolidated financial statements and related disclosures.
In February 2016, FASB issued ASU 2016-02, "Leases". This ASU increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted for all entities. The adoption of this ASU will increase assets and liabilities for operating leases. We are currently evaluating the impact of adopting ASU 2016-02 on our consolidated financial statements and related disclosures.
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
In November 2015, FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes". This ASU simplifies the presentation of deferred income taxes and requires deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. Management has adopted ASU 2015-17 effective for the fourth quarter of 2016. We presented the net deferred tax assets as noncurrent, reclassified any current deferred tax assets in the consolidated balance sheet on a prospective basis, and we did not adjusted the prior periods. If the period ended December 31, 2015 was adjusted, the deferred income taxes would be a non-current deferred tax assets of $226,572.
In July 2015, FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory". This ASU applies to inventory that is measured using first-in, first-out ("FIFO") or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predicable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, first-out ("LIFO") or the retail inventory. This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim and annual reporting period. The adoption of ASU 2015-11 is not expected to have a material impact on our consolidated financial statements and related disclosures.

F-14     VONAGE ANNUAL REPORT 2016

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

Note 2. Supplemental Balance Sheet Account Information
Prepaid expenses and other current assets

	December 31, 2016	December 31, 2015
Nontrade receivables	$3,147	$2,113
Services	10,854	8,066
Telecommunications	3,239	3,138
Insurance	935	939
Marketing	1,307	779
Prepaid hosting	8,453	59
Other prepaids	1,253	565
Prepaid expenses and other current assets	$29,188	$15,659

Property and equipment, net

	December 31, 2016	December 31, 2015
Building (under capital lease)	$25,709	$25,709
Network equipment and computer hardware	93,437	89,025
Leasehold improvements	44,293	48,872
Customer premise equipment	9,700	7,292
Furniture	4,239	2,508
Vehicles	203	214
	177,581	173,620
Less: accumulated depreciation and amortization	(129,166)	(124,137)
Property and equipment, net	$48,415	$49,483

Customer premise equipment, net

	December 31, 2016	December 31, 2015
Customer premise equipment	$9,700	$7,292
Less: accumulated depreciation	(4,248)	(2,068)
Customer premise equipment, net	$5,452	$5,224

Software, net

	December 31, 2016	December 31, 2015
Purchased	$73,509	$67,248
Licensed	—	909
Internally developed	36,088	36,088
	109,597	104,245
Less: accumulated amortization	(87,626)	(83,535)
Software, net	$21,971	$20,710

The total expected future annual amortization of software is as follows:

2017	$9,960
2018	7,263
2019	3,897
2020	851
Total	$21,971

 Debt related costs, net

F-15     VONAGE ANNUAL REPORT 2016

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

	December 31, 2016	December 31, 2015
Debt related costs related to Revolving Credit Facility	$5,965	$5,044
Less: accumulated amortization	(3,632)	(2,991)
Debt related costs, net	$2,333	$2,053

Restricted cash

	December 31, 2016	December 31, 2015
Letter of credit-lease deposits	$1,578	$2,498
Cash reserves	273	89
Restricted cash	$1,851	$2,587

Other assets

	December 31, 2016	December 31, 2015
Deposits	$1,329	$—
Tax credits	6,623	6,623
Long-term prepaid hosting	5,244	—
Others	1,264	2,980
Other assets	$14,460	$9,603

Accrued expenses

	December 31, 2016	December 31, 2015
Compensation and related taxes and temporary labor	$35,308	$33,196
Marketing	11,979	24,891
Taxes and fees	18,976	11,808
Acquisition related consideration accounted for as compensation	6,608	—
Telecommunications	14,724	9,111
Settlement	5,000	—
Other accruals	11,383	11,546
Customer credits	2,074	1,779
Professional fees	1,680	2,080
Accrued interest	66	22
Inventory	1,168	1,514
Credit card fees	229	180
Accrued expenses	$109,195	$96,127

Accumulated other comprehensive (loss) income

	December 31, 2016	December 31, 2015
Foreign currency translation adjustment	$(13,593)	$(1,656)
Unrealized loss on available-for-sale securities	(1)	(21)
Accumulated other comprehensive (loss) income	$(13,594)	$(1,677)

F-16     VONAGE ANNUAL REPORT 2016

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

Note 3. Goodwill and Intangible Assets

Goodwill

The following table provides a summary of the changes in the carrying amounts of goodwill:

Balance at January 1, 2015	$142,544
Increase in goodwill related to acquisition of Simple Signal	17,687
Increase in goodwill related to acquisition of iCore	63,294
Increase in goodwill related to acquisition of gUnify	660
Decrease in goodwill related to working capital and tax adjustments of Telesphere	(2,079)
Balance at December 31, 2015	222,106
Increase in goodwill related to acquisition of Simple Signal	16
Increase in goodwill related to acquisition of iCore	2,314
Increase in goodwill related acquisition of Nexmo	143,073
Currency translation adjustments	(7,146)
Balance at December 31, 2016	$360,363

Goodwill
During the year ended December 31, 2016, the Company recorded an immaterial correction of an error related to the overstatement of certain deferred tax assets recorded in connection with acquisition accounting that were outside of the measurement period. The Company recognized a $2,298 decrease in deferred tax assets, net and a $2,298 increase to goodwill on the consolidated balance sheet as of December 31, 2016. Management performed an evaluation under Staff Accounting Bulletin No. 108 and concluded the effect of the adjustment is immaterial to the current period’s financial statements. The correction of the error did not have an effect on our consolidated statements of operations or on our consolidated statements of cash flows for the year ended December 31, 2016.

F-17     VONAGE ANNUAL REPORT 2016

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

Intangible assets, net

The carrying values of intangible assets were as follows:

	December 31, 2016	December 31, 2015
Customer relationships	$173,187	$92,609
Developed technology	88,609	75,694
Patents and patent licenses	20,214	20,164
Trademark	—	560
Trade names	1,820	760
Non-compete agreements	3,845	2,933
Gross Carrying Amount	287,675	192,720

Customer relationships	(39,413)	(21,777)
Developed technology	(31,364)	(18,880)
Patents and patent licenses	(14,667)	(12,066)
Trademark	—	(543)
Trade names	(787)	(260)
Non-compete agreements	(2,188)	(995)
Accumulated Amortization	(88,419)	(54,521)

Customer relationships	133,774	70,832
Developed technology	57,245	56,814
Patents and patent licenses	5,547	8,098
Trademark	—	17
Trade names	1,033	500
Non-compete agreements	1,657	1,938
Net Carrying Amount	$199,256	$138,199

Represents customer relationships, developed technology, trade names and non-compete agreements identified in the acquisition of businesses. In addition, includes patents and trademarks we have purchased and licensed, including in connection with the settlement of litigation.
The intangible assets are being amortized over periods which reflect the pattern in which economic benefits of the assets are expected to be realized. The customer relationships are being amortized on an accelerated basis over an estimated useful life of ten to twelve years; developed technology is being amortized on an accelerated basis over an estimated useful life of eight years; patents and patent licenses are being amortized over their weighted average remaining lives; trademark is being amortized on a straight-line basis over eight years; trade names are being amortized on a straight-line basis over two to three years; and the non-compete agreements are being amortized on a straight-line basis over two to three years.
The total expected future annual amortization is as follows:

2017	$37,255
2018	33,988
2019	30,670
2020	26,322
2021	20,623
Thereafter	50,398
Total	$199,256

F-18     VONAGE ANNUAL REPORT 2016

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

Note 4. Supplemental Income Statement Account Information

Amounts included in revenues

	For the years ended December 31,
	2016	2015	2014
USF fees	$78,077	$75,570	$71,188
Disconnect fee, net of credits and bad debt	$1,927	$706	$554
Initial activation fees	$600	$779	$1,085
Customer equipment rental	$4,980	$3,677	$—
Customer equipment fees	$7,397	$6,141	$715
Equipment recovery fees	$73	$77	$80
Shipping and handling fees	$2,448	$2,473	$2,374
Access revenues	$39,981	$26,192	$—
Professional service fees	$3,251	$1,308	$105

Amounts included in cost of services

	For the years ended December 31,
	2016	2015	2014
USF costs	$78,077	$75,599	$71,230
Access costs	$30,220	$17,024	$—
Professional service costs	$1,525	$568	$83

Amounts included in cost of goods sold

	For the years ended December 31,
	2016	2015	2014
Shipping and handling cost	$5,495	$5,197	$6,028

Amounts included in sales and marketing

	For the years ended December 31,
	2016	2015	2014
Advertising costs	$75,587	$103,320	$141,138

Amounts included in general and administrative expense

	For the years ended December 31,
	2016	2015	2014
Acquisition related transaction costs	$4,863	$2,585	$2,466
Change in contingent consideration	$(11,472)	$—	$—
Organizational transformation	$2,435	$—	$—
Loss on sublease	$744	$—	$—
Acquisition related integration costs	$—	$25	$100
Acquisition related consideration accounted for as compensation	$16,780	$—	$—

F-19     VONAGE ANNUAL REPORT 2016

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

Depreciation and amortization expense

	For the years ended December 31,
	2016	2015	2014
Network equipment and computer hardware	$15,269	$12,571	$13,449
Software	10,387	12,627	10,116
Capital leases	2,200	2,200	2,200
Other leasehold improvements	5,400	5,190	4,434
Customer premise equipment	2,670	2,147	75
Furniture	803	430	194
Vehicles	72	71	31
Patents	2,600	1,740	1,833
Trademarks	18	72	72
Customer relationships	17,731	11,594	8,539
Acquired technology	12,542	11,768	6,296
Trade names	541	148	100
Non-compete agreements	1,202	1,082	101
	71,435	61,640	47,440
Property and equipment impairments	521	193	1,959
Software impairments	329	—	115
Depreciation and amortization expense	$72,285	$61,833	$49,514

Amounts included in interest expense

	For the years ended December 31,
	2016	2015	2014
Debt related costs amortization	$1,080	$997	$1,072

Amounts included in other income (expense), net

	For the years ended December 31,
	2016	2015	2014
Net (losses) gains resulting from foreign exchange transactions	$(346)	$(860)	$10

F-20     VONAGE ANNUAL REPORT 2016

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

Note 5. Income Taxes

The components of income from continuing operations before income tax expense are as follows:

	For the years ended December 31,
	2016	2015	2014
United States	$31,076	$38,115	$44,044
Foreign	(231)	5,338	7,422
	$30,845	$43,453	$51,466
The components of the income tax expense are as follows:

	For the years ended December 31,
	2016	2015	2014
Current:
Federal	$(621)	$(1,846)	$(1,452)
Foreign	(1,064)	(1,667)	(376)
State and local taxes	(3,951)	(956)	(803)
	$(5,636)	$(4,469)	$(2,631)
Deferred:
Federal	$(7,794)	$(11,289)	$(15,239)
Foreign	2	(1,088)	(2,985)
State and local taxes	490	(1,572)	(904)
	(7,302)	(13,949)	(19,128)
	$(12,938)	$(18,418)	$(21,759)

The following table summarizes deferred tax assets resulting from differences between financial accounting basis and tax basis of assets and liabilities.

	December 31, 2016	December 31, 2015
Current assets and liabilities:
Deferred revenue	$—	$12,096
Accounts receivable and inventory allowances	—	640
Accrued expenses	—	11,249
Deferred tax assets, net, current	$—	$23,985
Non-current assets and liabilities:
Accounts receivable and inventory allowances	$816	$—
Deferred rent	630	—
Contingent consideration	6,238	—
Acquired intangible assets and property and equipment	(61,486)	(33,129)
Accrued expenses	10,145	(1,054)
Research and development and alternative minimum tax credit	8,039	6,630
Stock option compensation	24,026	20,545
Capital leases	(7,762)	(6,442)
Deferred revenue	11,362	(634)
Net operating loss carryforwards	215,504	237,127
	207,512	223,043
Valuation allowance	(18,546)	(20,456)
Deferred tax assets, net, non-current	$188,966	$202,587

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

F-21     VONAGE ANNUAL REPORT 2016

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
In connection with the acquisition of Nexmo, we recorded a deferred tax liability of $37,507 related to the $101,770 of identified intangible assets that will be amortized for financial reporting purposes but not for tax purposes and a deferred tax asset of $7,686 related to NOLs.

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
The reconciliation between the United States statutory federal income tax rate and the effective rate is as follows:

	For the years ended December 31,
	2016	2015	2014
U.S. Federal statutory tax rate	35%	35%	35%
Permanent items	(5)%	3%	3%
State and local taxes, net of federal benefit	7%	2%	3%
International tax (reflects effect of losses for which tax benefit not realized)	—%	1%	—%
Valuation reserve for income taxes and other	5%	2%	1%
Effective tax rate	42%	43%	42%

F-22     VONAGE ANNUAL REPORT 2016

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

As of December 31, 2016, we had NOLs for United States federal and state tax purposes of $575,476 and $158,848, respectively, expiring at various times from years ending 2017 through 2036 as follows:

	Federal	State
2017	$—	$22,299
2018	—	19,287
2019	—	12,652
2020	—	8,333
2021	—	6,754
2022	—	3,671
2023	—	3,303
2024	—	1,674
2025	—	571
2026	124,009	505
2027	235,966	1,324
2028	39,145	7,100
2029	17,482	2,921
2030	107,085	5,198
2031	8,012	3,379
2032	2,808	2,120
2033	3,555	4,287
2034	7,177	18,147
2035	25,185	23,549
2036	5,052	11,774
Total	$575,476	$158,848

United States federal and state NOLs of $18,923 represent excess tax benefits from the exercise of share based awards which will be recorded in additional paid-in capital when realized. We had NOLs for United Kingdom tax purposes of $43,006 with no expiration date.
Under Section 382 of the Internal Revenue Code, if we undergo an “ownership change” (generally defined as a greater than 50% change (by value) in our equity ownership over a three-year period),

our ability to use our pre-change of control NOLs and other pre-change tax attributes against our post-change income may be limited. The Section 382 limitation is applied annually so as to limit the use of our pre-change NOLs to an amount that generally equals the value of our stock immediately before the ownership change multiplied by a designated federal long-term tax-exempt rate. At December 31, 2016, there were no limitations on the use of our NOLs except for certain of the NOLs of Vocalocity as of the date of acquisition.

F-23     VONAGE ANNUAL REPORT 2016

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

Note 6. Long-Term Debt and Revolving Credit Facility
A schedule of long-term debt at December 31, 2016 and 2015 is as follows:

	December 31, 2016	December 31, 2015
2.50-3.00% Term note - due 2019, net of debt related costs	$—	$76,392
2.50-3.00% Revolving credit facility - due 2019	—	119,000
2.50-3.25% Term note - due 2020, net of debt related costs	91,124	—
2.50-3.25% Revolving credit facility - due 2020	209,000	—
Total Long-term note and revolving credit facility	$300,124	$195,392

At December 31, 2016, future payments under long-term debt obligations over each of the next five years and thereafter are as follows:

2016 Credit Facility
2017	$18,750
2018	18,750
2019	18,750
2020	54,688
Minimum future payments of principal	110,938
Less: unamortized debt related costs	1,064
current portion	18,750
Long-term portion	$91,124

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

Repayments
In 2016, we made mandatory repayment of $14,062 under the term note. In addition, we repaid the $45,000 outstanding under the revolving credit facility.
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

F-24     VONAGE ANNUAL REPORT 2016

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
As of December 31, 2016, we were in compliance with all covenants, including financial covenants, for the 2016 Credit Facility.
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
Use of Proceeds
We used $167,000 of the net available proceeds of the 2015 Credit Facility to retire all of the debt under our 2014 Credit Facility. Remaining proceeds from the term note and the undrawn revolving credit facility under the 2015 Credit Facility were to be used for general corporate purposes. We also incurred fees of $2,007 in connection with the 2015 Credit Facility, of which $602 was allocated to the term note and $1,405 was allocated to the revolving credit facility. The unamortized fees of $1,628 in connection with the 2014 Credit Facility was allocated as follows: $733 to the term note and $895 revolving credit facility. In adopting ASU 2015-03, fees allocated to the term note were reported in the balance sheet as a direct deduction from the face amount of the liability and in adopting ASU 2015-15, fees allocated to the revolving credit facility were reported in the balance sheet as as asset. These fees are amortized to interest expenses over the life of the debt using the effective interest method for the term note and straight line method for the revolving credit facility. We used $82,000 from our 2015 revolving credit facility in connection with the acquisition of iCore on August 31, 2015.
Repayments
We made mandatory repayments of $3,750 under the term note in 2016 and $7,500 under the term note in 2015. In addition, we repaid the $10,000 outstanding under the revolving credit facility in 2016 and $30,000 outstanding under the revolving credit facility in 2015.

2015 Credit Facility Terms
The following description summarizes the material terms of the 2015 Credit Facility:
The loans under the 2015 Credit Facility were to mature in July 2019. Principal amounts under the 2015 Credit Facility were repayable in quarterly installments of $3,750 for the term note. The unused portion of our revolving credit facility incurred a 0.40% commitment fee. Such commitment fee would have been reduced to 0.375% if our consolidated leverage ratio was greater than or equal to 0.75 to 1.00 and less than 1.50 to 1.00 and to 0.35% if our consolidated leverage ratio was less than 0.75 to 1.00.
Outstanding amounts under the 2015 Credit Facility, at our option, bore interest at:

>	LIBOR (applicable to one-, two-, three-, six-, or twelve-month periods) plus an applicable margin equal to 2.50% if our

F-25     VONAGE ANNUAL REPORT 2016

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
Subject to certain restrictions and exceptions, the 2015 Credit Facility permitted us to obtain one or more incremental term loans and/or revolving credit facilities in an aggregate principal amount of up to $90,000 plus an amount equal to repayments of the term note upon providing documentation reasonably satisfactory to the administrative agent. The 2015 Credit Facility included customary representations and warranties and affirmative covenants of the borrowers. In addition, the 2015 Credit Facility contained customary negative covenants, including, among other things, restrictions on the ability of us and our subsidiaries to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, consummate acquisitions, make investments, and pay dividends and other distributions. We were also required to comply with the following financial covenants:

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

F-26     VONAGE ANNUAL REPORT 2016

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
The following table presents the assets that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2016 and December 31, 2015:

	December 31, 2016	December 31, 2015
Level 1 Assets
Money market fund (1)	$300	$57
Level 2 Assets
Available-for-sale securities (2)	$601	$9,908
Level 3 Liabilities
Contingent consideration (3)	$—	$—
(1) Included in cash and cash equivalents on our consolidated balance sheet.
(2) Included in marketable securities on our consolidated balance sheet.
(3) Included in accrued expenses on our consolidated balance sheet.
The following summarizes the changes in liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

F-27     VONAGE ANNUAL REPORT 2016

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

December 31, 2016

Beginning balance	$—
Initial contingent consideration at fair value	16,472
Change in fair value included in net income attributable to Vonage	(16,472)
Ending balance	$—

Our contingent consideration liability is valued using a discounted cash flow valuation method encompassing significant unobservable inputs. The inputs include estimated revenue scenarios for the applicable performance periods, probability weightings assigned to revenue scenarios and the discount rate applied. Nexmo shareholders may earn a contingent consideration of up to $20,000, subject to the achievement of certain performance targets during the 12 month period following the closing of the transaction. The contingent consideration payable to the holders of Nexmo stock is determined based on (i) the achievement of certain revenue targets for the calendar year 2016, and (ii) Nexmo’s revenues received from its top customers following the closing. The contingent consideration may be in the form of cash, a number of shares of Vonage common stock or a combination thereof, at our sole discretion. We estimated using probability weighting that the value of the contingent consideration was $17,840 at the acquisition date and included that amount in acquisition cost at the net present value amount of $16,472. As of September 30, 2016, we have adjusted our probability weighting based upon updated information and have reduced the value of the contingent consideration to $9,866 with a net present value of $9,110. This reduction in the contingent consideration of $7,362 was recorded in general and administrative expenses. As of December 31, 2016, Nexmo did not achieve performance targets but the parties have agreed to a $5,000 settlement that will be paid in the first quarter of 2017. As such we reduced the contingent consideration to $0 and recorded the reduction of the remaining net present value of $9,110 in general and administrative expenses. The $5,000 settlement has also been reflected in accrued expenses within the consolidated balance sheets and in general and administrative expenses in the consolidated statements of income.
Fair Value of Other Financial Instruments
The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, approximate fair value because of their short maturities. The carrying amounts of our capital leases approximate fair value of these obligations based upon management’s best estimates of interest rates that would be available for similar debt obligations at December 31, 2016 and 2015. We believe the fair value of our debt at December 31, 2016 was approximately the same as its carrying amount as market conditions, including available interest rates, credit spread relative to our credit rating, and illiquidity, remain relatively unchanged from the issuance date of our debt on June 3, 2016 for a similar debt instrument.

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

F-28     VONAGE ANNUAL REPORT 2016

made using available cash balances. In any period, under each repurchase program, cash used in financing activities related to common stock repurchases may differ from the comparable change in stockholders' equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash.
We repurchased the following shares of common stock with cash resources under the 2014 $100,000 repurchase program as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Shares of common stock repurchased	7,400	3,320
Value of common stock repurchased	$32,762	$15,195

As of December 31, 2016, $52,043 remained of our 2014 $100,000 repurchase program. The repurchase program expires on December 31, 2018 but may be suspended or discontinued at any time without notice.
In any period under the 2014 $100,000 repurchase program, cash used in financing activities related to common stock repurchases may differ from the comparable change in stockholders' equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash.

Note 9. Employee Benefit Plans
Share-Based Compensation
Our stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. Currently, we grant options from our 2015 Equity Incentive Plan. Our 2006 Stock Incentive Plan was terminated by our board of directors in 2015 and our 2001 Stock Incentive Plan was terminated by our board of directors in 2008. As such, share-based awards are no longer granted under either the 2006 and the 2001 Stock

Incentive Plans. Under the 2015 Equity Incentive Plan, share-based awards can be granted to all employees, including executive officers, outside consultants, and non-employee directors. Vesting periods for share-based awards are generally three or four years for both plans. Awards granted under each plan expire in five or ten years from the effective date of grant. As of April 2010, the Company began routinely granting awards with a ten year expiration period.
The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model. The assumptions used to value options are as follows:

	2016	2015	2014
Risk-free interest rate	1.17-2.12%	1.38-1.80%	1.78-2.19%
Expected stock price volatility	47.52-72.50%	73.55-83.14%	85.28-86.93%
Dividend yield	0.00%	0.00%	0.00%
Expected life (in years)	6.25	6.25	6.25
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
For the market-based restricted performance stock units issued during the year ended December 31, 2016 and December 31, 2015, the payouts at vesting which are linearly interpolated between the percentiles specified below are as follows:

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

F-29     VONAGE ANNUAL REPORT 2016

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

The assumptions used to value these market based restricted performance stock units are as follows:

	2016	2015	2014
Risk-free interest rate	1.12%	0.98%	0.69%
Expected stock price volatility	42.61%	40.21%	48.91%
Dividend yield	0.00%	0.00%	0.00%
Expected life (in years)	2.79	2.79	2.79
Our stock incentive plans as of December 31, 2016 are summarized as follows (in thousands):

	Shares Authorized	Shares Available for Grant	Stock Options Outstanding	Restricted Stock and Restricted Stock Units
Options assumed from acquisition	—	1,750	1,750	—
2006 Incentive Plan	71,669	—	15,685	5,943
2015 Incentive Plan	23,919	13,841	145	6,873
Total as of December 31, 2016	95,588	15,591	17,580	12,816
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

2015 Equity Incentive Plan
On June 3, 2015, we adopted our 2015 Equity Incentive Plan. Shares issued under the plan may be authorized and unissued shares or may be issued shares that we have reacquired. Shares covered by awards that are forfeited, canceled or otherwise expire without having been exercised or settled, or that are settled by cash or other non-share consideration, will become available for issuance pursuant to a new award. Shares that are tendered or withheld to pay the exercise price of an award or to satisfy tax withholding obligations will not be available for issuance pursuant to new awards. At December 31, 2016, 13,841 shares were available for future grant under the 2015 Equity Incentive Plan.
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
Our 2015 Equity Incentive Plan will terminate on June 3, 2025.

F-30     VONAGE ANNUAL REPORT 2016

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

The following table summarizes the activity for all awards under both of our stock incentive plans:

	Stock Options Outstanding		Restricted Stock and Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Grant Date Fair Market Value Per Share
	(in thousands)		(in thousands)
Balance at December 31, 2013	32,837	$2.73	5,182	$2.92
Stock options granted	6,865	3.47
Stock options exercised	(10,504)	1.65
Stock options canceled	(3,547)	3.19
Restricted stocks and restricted stock units granted			5,240	4.71
Restricted stocks and restricted stock units exercised			(1,734)	2.83
Restricted stocks and restricted stock units canceled			(860)	3.32
Balance at December 31, 2014	25,651	3.31	7,828	4.09
Stock options granted	505	4.41
Stock options exercised	(3,495)	2.82
Stock options canceled	(2,658)	4.41
Restricted stocks and restricted stock units granted			6,354	5.37
Restricted stocks and restricted stock units exercised			(2,436)	3.63
Restricted stocks and restricted stock units canceled			(1,359)	4.67
Balance at December 31, 2015	20,003	3.28	10,387	4.91
Stock options granted	79	5.91
Stock options assumed from acquisition	2,188	1.03
Stock options exercised	(3,614)	2.61
Stock options canceled	(1,076)	8.62
Restricted stocks and restricted stock units granted			7,024	4.93
Restricted stocks and restricted stock units exercised			(3,030)	4.04
Restricted stocks and restricted stock units canceled			(1,565)	5.11
Balance at December 31, 2016-stock options	17,580	$2.82
Balance at December 31, 2016-Restricted stock and restricted stock units			12,816	$5.15
Exercisable at December 31, 2016	11,633	$2.76
Unvested shares at December 31, 2015	8,931	$3.23
Unvested shares at December 31, 2016	5,947	$2.94

The weighted average exercise price of options granted was $5.91, $4.41, and $3.47 for the years ended December 31, 2016, 2015, and 2014, respectively. The weighted average grant date fair market value of restricted stock and restricted stock units granted was $4.93, $5.37, and $4.71 during the year ended December 31, 2016, 2015, and 2014, respectively.
The aggregate intrinsic value of exercised stock options for the years ended December 31, 2016, 2015, and 2014 was $12,142, $8,040, and $22,962, respectively. The aggregate intrinsic value of exercised restricted stock and restricted stock units for the years ended December 31, 2016, 2015, and 2014 was $12,248, $8,844, and $4,909, respectively.
The weighted average grant date fair market value of stock options granted was $3.01, $3.09, and $2.55 for the years ended December 31, 2016, 2015, and 2014.

Total share-based compensation expense recognized for the years ended December 31, 2016, 2015, and 2014 was $40,682, $27,541, and $21,070, respectively, which were recorded to selling, general and administrative expense in the consolidated statement of income. As of December 31, 2016, total unamortized share-based compensation was $32,020, accounting for forfeitures when they occur, which is expected to be amortized over the remaining vesting period of each grant, up to the next 48 months. Compensation costs for all share-based awards are recognized using the ratable single-option approach on an accrual basis and are amortized using an accelerated amortization schedule. Our current policy is to issue new shares to settle the exercise of stock options and prospectively, the vesting of restricted stock units.

F-31     VONAGE ANNUAL REPORT 2016

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

 Information regarding the options outstanding as of December 31, 2016 is summarized below:

	Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Stock Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Stock Options Vested and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)	(in years)		(in thousands)	(in thousands)	(in years)		(in thousands)
$0.33 to $1.43	4,036		1.23		2,866		1.28
$1.44 to $1.99	51		1.71		51		1.71
$2.00 to $4.00	11,988		3.12		7,441		3.01
$4.01 to $7.34	1,505		4.77		1,275		4.66
$7.35 to $35.00	—		—		—		—
	17,580	5.9	2.82	$70,829	11,633	5.1	2.76	$47,602

The aggregate intrinsic value of restricted stock units outstanding was $87,789 as of December 31, 2016.
Retirement Plan
In March 2001, we established a 401(k) Retirement Plan (the “Retirement Plan”) available to employees who meet the plan’s eligibility requirements. Participants may elect to contribute a percentage of their compensation to the Retirement Plan up to a statutory limit. We may make a contribution to the Retirement Plan in the form of a matching contribution. The employer matching contribution is 50% of each employee’s contributions not to exceed $6 in 2014, 2015, and 2016. Our expense related to the Retirement Plan was $5,015, $3,676, and $2,959 in 2016, 2015, and 2014, respectively.

Note 10. Commitments and Contingencies

Capital Leases
Assets financed under capital lease agreements are included in property and equipment in the consolidated balance sheet and related depreciation and amortization expense is included in the consolidated statements of operations.
On March 24, 2005, we entered into a lease for our headquarters in Holmdel, New Jersey. We took possession of a portion of the office space at the inception of the lease, another portion on August 1, 2005 and took over the remainder of the office space in early 2006. The overall lease term is twelve years and five months. In connection with the lease, we issued a letter of credit which requires $7,350 of cash as collateral, which is classified as restricted cash. Part of the cash was released, leaving a balance of $1,578 at December 31, 2016. The gross amount of the building recorded under capital leases totaled $25,709 as of December 31, 2016 and accumulated depreciation was approximately $24,243 as of December 31, 2016.

In November 2015, we entered into the fourth amendment to our headquarters lease effective December 1, 2015. The amendment extend the term of the lease for a period of seventy-four months to commence September 1, 2017 and continue through October 31, 2023. Based on the terms of the lease, it is considered an operating lease when it becomes effective on September 1, 2017.
Operating Leases
We have entered into various non-cancelable operating lease agreements for certain of our existing office and telecommunications co-location space in the United States and for international subsidiaries with original lease periods expiring between 2017 and 2026. We are committed to pay a portion of the buildings’ operating expenses as determined under the agreements.

F-32     VONAGE ANNUAL REPORT 2016

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

At December 31, 2016, future payments under capital leases and minimum payments under non-cancelable operating leases are as follows over each of the next five years and thereafter:

			December 31, 2016
	Capital Leases	Operating Leases	Committed Sub-lease Income	Net Operating Leases
2017	$3,428	$10,173	$(204)	$9,969
2018	140	11,923	(613)	$11,310
2019	—	10,704	(613)	$10,091
2020	—	8,342	(613)	$7,729
2021	—	5,816	(613)	$5,203
Thereafter	—	12,625	(1,022)	$11,603
Total minimum payments required	3,568	$59,583	$(3,678)	$55,905
Less amounts representing interest	(140)
Minimum future payments of principal	3,428
Current portion	3,288
Long-term portion	$140

Rent expense was $7,495 for 2016, $6,378 for 2015, and $7,007 for 2014.
Stand-by Letters of Credit
We have stand-by letters of credit totaling $1,578 and $2,498, as of December 31, 2016 and 2015, respectively.
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
Vendor Commitments
We have several commitments primarily commitments to vendors who will provide local inbound services, provide customer care services, provide efax service, provide carrier operation, provide data center with technical supports, provide networks and telephone related services, provide marketing infrastructure and services, provide customer caller ID, provide electricity to our office, license patents to us, partner with us in international operations, process LNP orders, and lease office space to us. In certain cases, we may terminate these arrangements early upon payment of specified fees. These commitments total $203,273. Of this total amount, we expect to purchase $86,048 in 2017, $84,959 in 2018, $19,553 in 2019, $2,000 in 2020 and 2021, and $8,713 thereafter, respectively. These amounts do not represent our entire anticipated purchases in the future, but represent only those items for which we are contractually committed. We also purchase products and services as needed with no firm commitment. For this reason, the amounts presented do not provide a reliable indicator of our expected future cash outflows or changes in our expected cash position.
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
IP Matters
Bear Creek Technologies, Inc. On February 22, 2011, Bear Creek Technologies, Inc. (“Bear Creek”) filed a lawsuit against Vonage Holdings Corp., Vonage America Inc., Vonage Marketing LLC, and Aptela Inc. (the latter two entities being former subsidiaries of Vonage Holdings Corp. now merged into Vonage America Inc. and Vonage Business Inc., respectively) in the United States District Court for the Eastern District of Virginia alleging that Vonage’s and Aptela’s products and services are covered by United States Patent No. 7,889,722, entitled “System for Interconnecting Standard Telephony Communications Equipment to Internet Protocol Networks” (the “'722 Patent”). The suit also named numerous other defendants. On August 17, 2011, the Court dismissed Bear Creek’s case against the Vonage entities and Aptela, and all but one of the other defendants. Later, on August 17, 2011, Bear Creek re-filed its complaint in the United States District Court for the District of Delaware against the same Vonage entities; and re-filed its complaint in the United States District Court for the Eastern District of Virginia against Aptela. On May 2, 2012, the litigations against Vonage and Aptela were consolidated for pretrial proceedings with twelve other actions in the District of Delaware. Vonage filed an answer to Bear Creek’s complaint, including counterclaims of non-infringement and invalidity of the ‘722 patent. Aptela, which filed a motion to dismiss Bear Creek’s complaint on September 27, 2011, has not yet answered, as its motion remains pending. On November 5, 2012, Bear Creek filed an answer to Vonage’s counterclaims. On July 17, 2013, the Court stayed the case pending resolution of the reexamination of the ‘722 patent requested by Cisco Systems, Inc. (“Cisco”), described below. On May

F-33     VONAGE ANNUAL REPORT 2016

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

5, 2015, the Court closed the case, with leave to reopen if further attention by the Court is required.
A request for reexamination of the validity of the ‘722 Patent was filed on September 12, 2012 by Cisco. Cisco’s request was granted on November 28, 2012. On March 24, 2014, the United States Patent and Trademark Office issued an Action Closing Prosecution, confirming its rejection of all claims of the ‘722 patent. Bear Creek’s November 14, 2014 appeal of that decision to the Patent Trial and Appeal Board was denied on December 29, 2015. Bear Creek appealed the Board’s decision to the United States Court of Appeals for the Federal Circuit. Briefing on the appeal is complete and pending oral argument before the Court on March 13, 2017.
RPost Holdings, Inc. On August 24, 2012, RPost Holdings, Inc., RPost Communications Limited, and RMail Limited (collectively, “RPost”) filed a lawsuit against StrongMail Systems, Inc. (“StrongMail”) in the United States District Court for the Eastern District of Texas alleging that StrongMail’s products and services, including its electronic mail marketing services, are covered by United States Patent Nos. 8,224,913, 8,209,389, 8,161,104, 7,966,372, and 6,182,219. On February 11, 2013, RPost filed an amended complaint, adding 27 new defendants, including Vonage America Inc. RPost’s amended complaint alleges willful infringement of the RPost patents by Vonage and each of the other new defendants because they are customers of StrongMail. StrongMail has agreed to fully defend and indemnify Vonage in this lawsuit. Vonage answered the complaint on May 7, 2013. On September 17, 2015, the Court ordered the consolidation for pre-trial purposes of this case with other cases by RPost. The lead case has been administratively closed and stayed since January 30, 2014 due to multiple pending actions by third parties regarding ownership of the patents at issue. On December 1, 2016, the parties in the consolidated actions filed a joint notice regarding status of the co-pending actions. Plaintiffs requested that the stay be lifted, while defendants maintain that the stay should remain in place.
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
Cisco petitioned for inter partes review of the ‘247 patent on November 25, 2014, which was granted on May 20, 2015. On May 18, 2016, the Patent Office issued a Final Written Decision, finding all challenged claims of the ‘247 patent to be invalid. AIP appealed to the Federal Circuit, filing its opening brief on December 15, 2016. On December 20, 2016, the Patent Office filed a notice of intervention in the appellate proceedings. Both the Patent Office’s and Cisco’s responsive briefs are due on March 13, 2017.
Commercial Litigation
Merkin & Smith, et als. On September 27, 2013, Arthur Merkin and James Smith filed a putative class action lawsuit against Vonage America, Inc. in the Superior Court of the State of California, County of Los Angeles, alleging that Vonage violated California’s Unfair Competition Law by charging its customers fictitious 911 taxes and fees. On October 30, 2013, Vonage filed a notice removing the case to the United States District Court for the Central District of California. On November 26, 2013, Vonage filed its Answer to the Complaint. On December 4, 2013, Vonage filed a Motion to Compel Arbitration, which the Court denied on February 4, 2014. On March 5,

2014, Vonage appealed that decision to the United States Court of Appeals for the Ninth Circuit. On March 26, 2014, the district court proceedings were stayed pending the appeal. On February 29, 2016, the Ninth Circuit reversed the district court’s ruling and remanded with instructions to grant the motion to compel arbitration. On March 22, 2016, Merkin and Smith filed a petition for rehearing. On May 4, 2016, the Ninth Circuit withdrew its February 29, 2016 decision and issued a new order reversing the district court’s order and remanded with instructions to compel arbitration. The Ninth Circuit also declared as moot the petition for rehearing. On June 27, 2016, the lower court stayed the case pending arbitration. A joint status report was filed with the District Court on December 23, 2016.
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

F-34     VONAGE ANNUAL REPORT 2016

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
Federal - Numbering Rights
On April 18, 2013, the FCC issued a Notice of Proposed Rulemaking (NPRM) that proposed to modify FCC rules to allow VoIP providers to directly access telephone numbers. In addition, the FCC granted a waiver from its existing rules to allow Vonage to conduct a trial of direct access to telephone numbers. The trial would allow the FCC to obtain real-world data on direct access to telephone numbers by VoIP providers to inform consideration of the NPRM. Direct access to telephone numbers would facilitate IP to IP interconnection, which may allow VoIP providers to provide higher quality, lower cost services, promote the deployment of innovative new voice services, and experience reductions in the cost of telephony services. Vonage successfully completed the trial in certain markets and filed the required reports on the trial with the FCC. On January 31, 2014, the FCC Wireline Competition Bureau issued a positive report on the trial, concluding that Vonage's successful trial confirmed the technical feasibility of interconnected VoIP providers obtaining telephone numbers directly from the numbering administrators. On June 18, 2015, the FCC adopted an order that modifies its rules to allow interconnected VoIP providers to directly access telephone numbers. Part of the order required approval from the Office of Management and Budget ("OMB") prior to the rule change becoming effective. On February 4, 2016, the FCC announced that OMB had approved the order and would begin accepting applications for authorization beginning on February 18, 2016. Vonage applied for authorization, and on March 31, 2016 received authorization. On December 23, 2015, the National Association of Regulatory Utility Commissioners filed an appeal of the June 18, 2015 FCC order at the D.C. Circuit Court of Appeals. The D.C. Circuit held oral argument on this appeal on February 8, 2017.
Federal - Privacy Rules
On April 1, 2016, the FCC issued a Notice of Proposed Rulemaking (NPRM) that proposed the adoption of privacy rules for providers of broadband Internet access service and updating its rules for voice services to make them consistent with the proposed privacy rules for broadband Internet access services. In addition to regulating customer proprietary network information (CPNI), a category of information that the FCC has traditionally regulated for voice services, the FCC proposed to regulate use of customer personal information (PI), a broader set of information than CPNI, by broadband and voice service providers. Further, the NPRM would regulate voice and broadband provider privacy policies and data security practices, including imposing vicarious liability for vendors who handle PI and CPNI on behalf of a broadband or voice provider. Finally, the NPRM would impose another data breach reporting notification obligation on voice and broadband providers on top of existing state data breach notification requirements. The FCC adopted its new privacy rules at its October 27, 2016 open meeting. The rules do not provide for vicarious liability for vendors and provide an exemption from the rules in certain instances for business voice customers. Numerous parties have filed petitions for reconsideration.
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
While this ruling does not exempt us from all state oversight of our service, it effectively prevents state telecommunications regulators from imposing certain burdensome and inconsistent market entry requirements and certain other state utility rules and regulations on our service. State regulators continue to probe the limits of federal preemption in their attempts to apply state telecommunications regulation to interconnected VoIP service. On July 16, 2009, the Nebraska Public Service Commission and the Kansas Corporation Commission filed a petition with the FCC seeking a declaratory ruling or, alternatively, adoption of a rule declaring that state authorities may apply universal service funding requirements to nomadic VoIP providers. We participated in the FCC proceedings on the petition. On November 5, 2010, the FCC issued a declaratory ruling that allowed states to assess state USF on nomadic VoIP providers on a going forward basis provided that the states comply with certain conditions to ensure that imposing state USF does not conflict with federal law or policy. More recently on July 28, 2015, the MPUC found that it has authority to regulate Charter’s fixed, interconnected VoIP service. Charter challenged the MPUC’s order at the U.S. District Court for Minnesota. This challenge is currently pending. We expect that state public utility commissions and state legislators will continue their attempts to apply state telecommunications regulations to VoIP service.
State and Municipal Taxes
In accordance with generally accepted accounting principles, we make a provision for a liability for taxes when it is both probable that a liability has been incurred and the amount of the liability or range of liability can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. For a period of time, we did not collect or remit state or municipal taxes (such as sales, excise, utility, use, and ad valorem taxes), fees or surcharges (“Taxes”) on the charges to our customers for our services, except that we historically complied with the New Jersey sales tax. We have received inquiries or demands from a number of state and municipal taxing and 911 agencies seeking payment of Taxes that are applied to or collected from customers of providers of traditional public switched telephone network services. Although we have consistently maintained that these Taxes do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations, we are now collecting and remitting sales taxes in certain of those states including a number of states that have changed their statutes to expressly include VoIP. In addition, many states address how VoIP providers should contribute to support public safety agencies, and in those states we remit fees to the appropriate state agencies. We could also be contacted by state or municipal taxing and 911 agencies regarding Taxes that do explicitly apply to VoIP and these agencies could seek retroactive payment of Taxes. As such, we have a reserve of $1,763 as of December 31, 2016 as our best estimate of the potential tax exposure for any retroactive assessment. We believe the maximum estimated exposure for retroactive assessments is approximately $2,600 as of December 31, 2016.
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

F-35     VONAGE ANNUAL REPORT 2016

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

Note 11. Acquisition of Business
Acquisition of Nexmo
Nexmo Inc. is a global leader in the Communications-Platform-as-a-Service (“CPaaS”) segment of the cloud communications market. Nexmo provides innovative communication application program interfaces (“APIs”) for text messaging and voice communications, allowing developers and enterprises to embed contextual communications into mobile apps, websites and business workflows via text, social media, chat apps and voice.
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
On June 2, 2016, Vonage, Merger Sub, Nexmo and the Representative entered into Amendment No. 1 to the Merger Agreement (the “ Amendment”). The Amendment amended the Merger Agreement to, among other things, (1) increase the purchase price payable to the Nexmo securityholders by the amount of unrestricted cash and cash equivalents of Nexmo in lieu of the declaration of a dividend or other distribution of such unrestricted cash and cash equivalents to the Nexmo securityholders, (2) clarify the treatment of enterprise management incentive options issued by Nexmo to certain of its employees located in the United Kingdom, and (3) add certain technical provisions with respect to deposits made to the escrow agent and the exchange agent in connection with the closing of the transactions contemplated by the Merger Agreement.
Under the agreement, Nexmo shareholders are receiving consideration of $231,122, with an additional earn-out opportunity (the "Variable Payout Amount") of up to $20,000 contingent upon Nexmo achieving certain performance targets. Of the consideration, $194,684 (net of cash acquired of $16,094) was paid at close, consisting of $163,093 of cash (net of $16,094 of cash acquired) and 6,823 in shares of Vonage common stock valued at $31,591. The remaining $36,438 of the $231,122 purchase price was in the form of restricted cash, restricted stock and options held by Nexmo management and employees (the "Employee Payout Amount"), subject to vesting requirements over time and to be amortized to compensation expense quarterly until vested. We financed the transaction with $179,000 from our 2016 Credit Facility. The purchase price is subject to adjustments pursuant to the merger agreement for closing cash and working capital of Nexmo, reductions for indebtedness and transaction expenses of Nexmo that remained unpaid as of closing, and escrow fund deposits. The aggregate consideration will be allocated among Nexmo equityholders.
The consideration was allocated to acquisition cost as follows:

Cash paid at closing (inclusive of cash acquired of $16,094)	$179,186
Stock paid at closing	31,591
Variable Payout Amount (described below)	16,472
Employee Payout Amount (described below)	4,779
Acquisition Cost	$232,028

In addition, Nexmo shareholders were eligble to earn a Variable Payout Amount of up to $20,000, subject to the achievement of certain performance targets during the 12 month period following the closing of the transaction. The contingent consideration payable to the holders of Nexmo stock is determined based on (i) the achievement of certain revenue targets for the calendar year 2016, and (ii) Nexmo’s revenues received from its top customers following the closing. The contingent consideration may be in the form of cash, a number of shares of Vonage common stock or a combination thereof, at our sole discretion. We estimated using probability weighting that the value of the contingent consideration is $17,840 at the acquisition date and included that amount in acquisition cost at the net present value amount of $16,472. As of September 30, 2016, we have adjusted our probability weighting based upon updated information and have reduced the value of the contingent consideration to $9,866 with a net present value of $9,110. This reduction in the contingent consideration of $7,362 was recorded in general and administrative expenses. As of December 31, 2016,

Nexmo did not achieve performance targets but the parties have agreed to a $5,000 settlement that the parties expect to be paid in the first quarter of 2017. As such we reduced the contingent consideration to $0 and recorded the reduction of the remaining net present value of $9,110 in general and administrative expenses. The $5,000 settlement has also been reflected in accrued expenses within the consolidated balance sheets and in general and administrative expenses in the consolidated statements of income.
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

F-36     VONAGE ANNUAL REPORT 2016

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
During 2016, we incurred approximately $5,500 in acquisition related transaction costs, which were recorded in general and administrative expense in the accompanying Consolidated Statements of Income.
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
The table below summarizes the Nexmo assets acquired and liabilities assumed as of June 3, 2016:

Estimated Fair Value
Assets
Current assets:
Cash and cash equivalents	$16,094
Accounts receivable	8,764
Prepaid expenses and other current assets	3,507
Total current assets	28,365
Property and equipment	757
Software, net	242
Intangible assets	101,770
Restricted cash	51
Total assets acquired	131,185

Liabilities
Current liabilities:
Accounts payable	1,841
Accrued expenses	9,299
Deferred revenue, current portion	1,735
Total current liabilities	12,875
Deferred tax liabilities, net, non-current	29,355
Total liabilities assumed	42,230

Net identifiable assets acquired	88,955
Goodwill	143,073
Total purchase price	$232,028

F-37     VONAGE ANNUAL REPORT 2016

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
In addition, we recorded a deferred tax liability of $37,507 related to the $101,770 of identified intangible assets that will be amortized for financial reporting purposes but not for tax purposes and a deferred tax asset of $7,686 related to NOLs.
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

F-38     VONAGE ANNUAL REPORT 2016

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

F-39     VONAGE ANNUAL REPORT 2016

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

F-40     VONAGE ANNUAL REPORT 2016

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

Pursuant to the Acquisition Agreement, $10,725 of the cash consideration and $2,875 of the stock consideration was placed in escrow (the "Holdback") for unknown liabilities that may have existed as of the acquisition date. $11,600 of the Holdback, which was included as part of the acquisition consideration, was paid to the former Telesphere shareholders within 18  months from the closing date of the Acquisition. $2,000 of the Holdback, which was included as part of the acquisition consideration, will be paid for such unknown tax specific liabilities or to the former Telesphere shareholders within 36 months from the closing date of the Acquisition.
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

F-41     VONAGE ANNUAL REPORT 2016

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

F-42     VONAGE ANNUAL REPORT 2016

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

Pro forma financial information (unaudited)
The following unaudited supplemental pro forma information presents the combined historical results of operations of Vonage and Nexmo for the years 2016 and 2015, as if the acquisition had been completed at January 1, 2015.

	For the years ended December 31,
	2016	2015
Revenue	$989,846	$958,416
Net income attributable to Vonage	13,159	5,679
Net income attributable to Vonage per share - basic	0.06	0.03
Net income attributable to Vonage per share - diluted	0.05	0.02
The pro forma financial information includes certain adjustments to reflect expenses in the appropriate pro forma periods as though the companies were combined as of the beginning of 2015. These adjustments include:

>	an increase in amortization expense of $8,148 and $9,121 for the year ended 2016 and 2015, respectively, related to the identified intangible assets of Nexmo;

>	a decrease in income tax expense of $3,376 and $12,807 for the year ended 2016 and 2015, respectively, related to pro forma adjustments and Nexmo's results prior to acquisition;

>	the exclusion of our transaction-related expenses of $5,923 for the year ended 2016;

>	an increase in interest expense of $2,499 and $6,450 for the years ended 2016 and 2015, respectively, associated with borrowings under our revolving credit facility; and

>
a decrease in general and administrative expense attributable to acquisition related consideration accounted for as compensation of $13,287, offset by a change in the contingent consideration of $11,472, for the year ended 2016 and an increase in general and administrative expense attributable to acquisition related consideration accounted for as compensation of $3,080 for the year 2015.

The Company recorded revenue of $58,148 and net loss of $11,847 attributable to Nexmo for the year ended December 31, 2016.

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

F-43     VONAGE ANNUAL REPORT 2016

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

The results of operations of this discontinued operation are as follows:

	For the years ended December 31,
(In thousands, except per share amounts)	2016	2015	2014
Revenues	$—	$33	$99
Operating expenses	—	1,648	10,358
Loss from discontinued operations	—	(1,615)	(10,259)
Loss on disposal, net of taxes	—	(824)	(1)
Net loss from discontinued operations	—	(2,439)	(10,260)
Plus: Net loss from discontinued operations attributable to noncontrolling interest	—	59	819
Net loss from discontinued operations attributable to Vonage	$—	$(2,380)	$(9,441)

Note 14. Industry Segment and Geographic Information
ASC 280 "Segment Reporting" establishes reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. Under ASC 280, the method for determining what information to report is based upon the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. Our chief operating decision-makers review revenue and gross margin information for each of our reportable segments, but do not review operating expenses on a segment by segment basis. In addition, with the exception of goodwill and intangible assets, we do not identify or allocate our assets by the reportable segments.
Historically, we have had two operating segments that we have aggregated for reporting purposes. In 2016, as a result of the acquisition of Nexmo, we no longer meet the aggregation criteria for operating segments and now have the following two reportable segments:
Business
For our Business customers, we provide innovative, cloud-based Unified Communications as a Service, or UCaaS, solutions, comprised of integrated voice, text, video, data, collaboration, and mobile applications over our flexible, scalable Session Initiation Protocol (SIP) based Voice over Internet Protocol, or VoIP, network. Through Nexmo, the Vonage API Platform, we also offer Communications Platform as a Service, or CPaaS, solutions designed to enhance the way businesses communicate with their customers embedding communications into apps, websites and business processes. Together we have a robust set of product families tailored to serve the full range of the business value chain, from the small and medium business, or SMB, market, through mid-market and enterprise markets. We provide customers with multiple deployment options, designed to provide the reliability and quality of service they demand. We provide customers the ability to integrate our cloud communications platform with many cloud-based productivity and CRM solutions, including Google’s G Suite, Zendesk, Salesforce’s Sales Cloud, Oracle, Clio, and other CRM solutions. In combination, our products and services permit our business customers to communicate with their customers and employees through any cloud-connected device, in any place, at any time without the often costly investment required with on-site equipment.

Consumer
For our Consumer customers, we enable users to access and utilize our UCaaS services and features, via a single “identity,” either a number or user name, regardless of how they are connected to the Internet, including over 3G, LTE, Cable, or DSL broadband networks. This technology enables us to offer our Consumer customers attractively priced voice and messaging services and other features around the world on a variety of devices.
For our segments we categorize revenues as follows:

Services revenues. Services revenues consists primarily of revenue attributable to our communication services for Consumer and UCaaS and CPaaS services for Business,

Product revenues. Product revenues includes equipment sold to customers, shipping and handling, professional services, and broadband access.

USF revenues. USF revenues represent contributions to the Federal Universal Service Fund (“USF”) and related fees.

For our segments we categorize cost of revenues as follows:

Services cost of revenues. Services cost of revenues consists of costs associated with network operations and technical support personnel, communication origination, and termination services provided by third party carriers and excludes depreciation and amortization.

Product cost of revenues. Product cost of revenues includes equipment sold to customers, shipping and handling, professional services, cost of certain products including equipment or services that we give customers as promotions, and broadband access.

USF cost of revenues. USF cost of revenues represent contributions to the Federal Universal Service Fund (“USF”) and related fees.

F-44     VONAGE ANNUAL REPORT 2016

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

Information about our segment results for the years ended December 31, 2016, 2015, and 2014 were as follows:

Year ended December 31, 2016
	Business	Consumer	Total
Revenues
Service revenues	$301,877	$522,515	$824,392
Product revenues (1)	52,450	702	53,152
Service and product revenues	354,327	523,217	877,544
USF revenues	22,025	56,052	78,077
Total revenues	376,352	579,269	955,621

Cost of revenues
Service cost of revenues (2)	111,485	100,054	211,539
Product cost of revenues (1)	51,129	14,394	65,523
Service and product cost of revenues	162,614	114,448	277,062
USF cost of revenues	22,036	56,052	78,088
Total cost of revenues	184,650	170,500	355,150

Gross margin
Service margin	190,392	422,461	612,853
Product margin	1,321	(13,692)	(12,371)
Gross margin ex-USF (Service and product margin)	191,713	408,769	600,482
USF margin	(11)	—	(11)
Gross margin	$191,702	$408,769	$600,471

Gross margin %
Service margin %	63.1%	80.9%	74.3%
Gross margin ex-USF (Service and product margin %)	54.1%	78.1%	68.4%
Gross margin %	50.9%	70.6%	62.8%

(1) Includes customer premise equipment, access, professional services, and shipping and handling.
(2) Excludes depreciation and amortization of $18,820, $9,669, and $28,489, respectively.

F-45     VONAGE ANNUAL REPORT 2016

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

Year ended December 31, 2015
	Business	Consumer	Total
Revenues
Service revenues	$170,489	$612,822	$783,311
Product revenues (1)	35,545	645	36,190
Service and product revenues	206,034	613,467	819,501
USF revenues	12,993	62,578	75,571
Total revenues	219,027	676,045	895,072

Cost of revenues
Service cost of revenues (2)	44,997	123,580	168,577
Product cost of revenues (1)	31,185	20,616	51,801
Service and product cost of revenues	76,182	144,196	220,378
USF cost of revenues	13,022	62,578	75,600
Total cost of revenues	89,204	206,774	295,978

Gross margin
Service margin	125,492	489,242	614,734
Product margin	4,360	(19,971)	(15,611)
Gross margin ex-USF (Service and product margin)	129,852	469,271	599,123
USF gross margin	(29)	—	(29)
Total gross margin	$129,823	$469,271	$599,094

Gross margin %
Service margin %	73.6%	79.8%	78.5%
Gross margin ex-USF (Service and product margin %)	63.0%	76.5%	73.1%
Gross margin %	59.3%	69.4%	66.9%

(1) Includes customer premise equipment, access, professional services, and shipping and handling.
(2) Excludes depreciation and amortization of $15,819, $9,049, and $24,868, respectively.

F-46     VONAGE ANNUAL REPORT 2016

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

Year ended December 31, 2014
	Business	Consumer	Total
Revenues
Service revenues	$89,198	$705,224	$794,422
Product revenues (1)	2,041	1,202	3,243
Service and product revenues	91,239	706,426	797,665
USF revenues	3,205	67,984	71,189
Total revenues	94,444	774,410	868,854

Cost of revenues
Service cost of revenues (2)	17,885	142,184	160,069
Product cost of revenues (1)	6,861	29,721	36,582
Service and product cost of revenues	24,746	171,905	196,651
USF cost of revenues	3,248	67,984	71,232
Total cost of revenues	27,994	239,889	267,883

Gross margin
Service margin	71,313	563,040	634,353
Product margin	(4,820)	(28,519)	(33,339)
Gross margin ex-USF (Service and product margin)	66,493	534,521	601,014
USF margin	(43)	—	(43)
Gross margin	$66,450	$534,521	$600,971

(1) Includes customer premise equipment, access, professional services, and shipping and handling.
(2) Excludes depreciation and amortization of $6,487, $12,918, and $19,405, respectively.

Gross margin %
Service margin %	79.9%	79.8%	79.9%
Gross margin ex-USF (Service and product margin %)	72.9%	75.7%	75.3%
Gross margin %	70.4%	69.0%	69.2%

Information about our operations by geographic location is as follows:

	For the years ended December 31,
	2016	2015	2014
Revenues:
United States	$872,147	$854,706	$823,857
Canada	27,417	25,935	30,294
United Kingdom	17,365	14,431	14,703
Other Countries (1)	38,692	—	—
	$955,621	$895,072	$868,854
(1) No individual other international country represented greater than 1% of total revenue during the periods presented.

F-47     VONAGE ANNUAL REPORT 2016

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

	December 31, 2016	December 31, 2015
Long-lived assets:
United States	$629,269	$430,150
United Kingdom	450	270
Israel	286	78
	$630,005	$430,498

Note 15. Quarterly Financial Information (Unaudited)
The following table sets forth the reviewed consolidated quarterly financial information for 2016 and 2015:

	For the Quarter Ended
	March 31,	June 30, (1)	September 30,	December 31,	Total
Year Ended 2016
Revenue	226,824	233,675	248,359	246,763	955,621
Income from continuing operations	7,931	897	9,078	1	17,907
Net income attributable to Vonage per common share:
Basic net income per share
Basic net income per share-from continuing operations	0.04	—	0.04	—
Diluted net income per share
Diluted net income per share-from continuing operations	0.04	—	0.04	—

	For the Quarter Ended
	March 31,	June 30, (2)	September 30, (3)	December 31,	Total
Year Ended 2015
Revenue	219,730	221,858	223,360	230,124	895,072
Income from continuing operations	9,849	8,347	3,433	3,406	25,035
Loss from discontinued operations attributable to Vonage	(2,380)	—	—	—	(2,380)
Net income attributable to Vonage	7,469	8,347	3,433	3,406	22,655
Net income attributable to Vonage per common share:
Basic net income per share
Basic net income per share-from continuing operations	0.05	0.04	0.02	0.02
Basic net income per share-from discontinued operations attributable to Vonage	(0.01)	—	—	—
Basic net income per share-net income attributable to Vonage	0.04	0.04	0.02	0.02
Diluted net income per share
Diluted net income per share-from continuing operations	0.04	0.04	0.02	0.01
Diluted net income per share-from discontinued operations attributable to Vonage	(0.01)	—	—	—
Diluted net income per share-net income attributable to Vonage	0.03	0.04	0.02	0.01

(1)The quarter ended June 30, 2016 includes the impacts of the acquisition of Nexmo, which was completed on June 3, 2016.
(2)The quarter ended June 30, 2015 includes the impacts of the acquisition of Simple Signal, which was completed on April 1, 2015.
(3)The quarter ended September 30, 2015 includes the impacts of the acquisition of iCore, which was completed on August 31, 2015.

F-48     VONAGE ANNUAL REPORT 2016