Form 10-Q
period 2017-03-31
VONAGE HOLDINGS CORP
filed 2017-05-09
CIK 1272830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)
Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	April 30, 2017
Common Stock, par value $0.001	222,038,983	shares

VONAGE HOLDINGS CORP.

Financial Information Presentation
For the financial information discussed in this Quarterly Report on Form 10-Q, other than per share and per line amounts, dollar amounts are presented in thousands, except where noted.

Part I – Financial Information

Item 1.	Financial Statements
VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31, 2017	December 31, 2016
Assets	(unaudited)	(revised) (1)
Assets
Current assets:
Cash and cash equivalents	$26,220	$29,078
Marketable securities	300	601
Accounts receivable, net of allowance of $2,446 and $2,093, respectively	32,108	36,688
Inventory, net of allowance of $61 and $117, respectively	3,644	4,116
Deferred customer acquisition costs, current	1,660	2,610
Prepaid expenses and other current assets	30,895	29,188
Total current assets	94,827	102,281
Property and equipment, net	45,722	48,415
Goodwill	362,424	360,363
Software, net	22,966	21,971
Deferred customer acquisition costs, non-current	524	526
Debt issuance costs, net	2,162	2,333
Restricted cash	1,799	1,851
Intangible assets, net	191,250	199,256
Deferred tax assets, non-current	198,502	184,210
Other assets	13,950	14,460
Total assets	$934,126	$935,666
Liabilities and Stockholders’ Equity
Liabilities
Current liabilities:
Accounts payable	$39,014	$30,751
Accrued expenses	82,713	109,195
Deferred revenue, current portion	31,172	32,442
Current maturities of capital lease obligations	2,184	3,288
Current portion of notes payable	18,750	18,750
Total current liabilities	173,833	194,426
Indebtedness under revolving credit facility	224,000	209,000
Notes payable, net of debt related costs and current portion	86,541	91,124
Deferred revenue, net of current portion	392	450
Capital lease obligations, net of current maturities	81	140
Other liabilities, net of current portion in accrued expenses	3,931	3,985
Total liabilities	488,778	499,125
Commitments and Contingencies
Stockholders’ Equity
Common stock, par value $0.001 per share; 596,950 shares authorized at March 31, 2017 and December 31, 2016; 288,810 and 282,319 shares issued at March 31, 2017 and December 31, 2016, respectively; 221,783 and 219,001 shares outstanding at March 31, 2017 and December 31, 2016, respectively	289	282
Additional paid-in capital	1,331,062	1,310,847
Accumulated deficit	(632,715)	(641,869)
Treasury stock, at cost, 67,027 shares at March 31, 2017 and 63,318 shares at December 31, 2016	(242,762)	(219,125)
Accumulated other comprehensive loss	(10,526)	(13,594)
Total stockholders’ equity	445,348	436,541
Total liabilities and stockholders’ equity	$934,126	$935,666
(1) see Note 2 Correction of Prior Period Financial Statements.

The accompanying notes are an integral part of the condensed consolidated financial statements.

VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016

Total revenues	$243,347	$226,824

Operating Expenses:
Cost of service (excluding depreciation and amortization of $6,782 and $6,833 respectively)	87,596	69,150
Cost of goods sold	7,293	9,066
Sales and marketing	81,931	79,601
Engineering and development	8,370	6,834
General and administrative	35,086	26,670
Depreciation and amortization	17,947	16,979
	238,223	208,300
Income from operations	5,124	18,524
Other Income (Expense):
Interest income	5	21
Interest expense	(3,703)	(2,446)
Other income (expense), net	(220)	154
	(3,918)	(2,271)
Income before income tax expense	1,206	16,253
Income tax benefit (expense)	4,707	(8,322)
Net income	5,913	7,931
Net income per common share:
Basic	$0.03	$0.04
Diluted	$0.02	$0.04
Weighted-average common shares outstanding:
Basic	220,371	214,039
Diluted	239,486	224,225

The accompanying notes are an integral part of the condensed consolidated financial statements.

VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net income	$5,913	$7,931
Other comprehensive income:
Foreign currency translation adjustment	3,047	(22)
Unrealized gain on available-for-sale securities	21	22
Total other comprehensive income	3,068	—
Comprehensive income	8,981	7,931

The accompanying notes are an integral part of the condensed consolidated financial statements.

VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016 (1)
Cash flows from operating activities:
Net income	$5,913	$7,931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization and impairment charges	8,569	9,317
Amortization of intangibles	9,378	7,662
Deferred tax expense	(5,803)	7,439
Allowance for doubtful accounts	343	—
Allowance for obsolete inventory	138	—
Amortization of debt issuance costs	276	251
Loss on disposal of fixed assets	240	—
Share-based expense	11,106	6,303
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	4,425	(910)
Inventory	340	(25)
Prepaid expenses and other current assets	(1,672)	(3,079)
Deferred customer acquisition costs	956	1,084
Other assets	510	356
Accounts payable	8,189	4,122
Accrued expenses	(24,219)	(22,199)
Deferred revenue	(1,374)	(933)
Other liabilities	(54)	149
Net cash provided by operating activities	17,261	17,468
Cash flows from investing activities:
Capital expenditures	(3,701)	(8,895)
Purchase of marketable securities	—	(3,618)
Maturities and sales of marketable securities	322	3,948
Acquisition and development of software assets	(3,380)	(2,312)
Net cash used in investing activities	(6,759)	(10,877)
Cash flows from financing activities:
Principal payments on capital lease obligations and other financing obligations	(3,663)	(5,225)
Principal payments on notes and revolving credit facility	(4,688)	(13,750)
Proceeds received from draw down of revolving credit facility and issuance of notes payable	15,000	—
Common stock repurchases	(9,542)	(7,590)
Employee taxes paid on withholding shares	(14,095)	(2,896)
Proceeds from exercise of stock options	3,448	466
Net cash used in financing activities	(13,540)	(28,995)
Effect of exchange rate changes on cash	128	(160)
Net change in cash, cash equivalents, and restricted cash	(2,910)	(22,564)
Cash, cash equivalents, and restricted cash, beginning of period	30,929	60,313
Cash, cash equivalents, and restricted cash, end of period	$28,019	$37,749
Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$3,210	$2,190
Income taxes	$740	$1,624
Non-cash transactions during the periods for:
Common stock repurchases	$—	$443

(1) See Note 1 Recent Accounting Pronouncements reclassification due to the adoptions of new Accounting Standard Updates.

The accompanying notes are an integral part of the condensed consolidated financial statements.

VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2016 (Revised) (1)	219,001	$282	$1,310,847	$(641,869)	$(219,125)	$(13,594)	$436,541
Cumulative effect adjustment upon the adoption of ASU 2016-09			5,668	3,241			8,909
Stock option exercises	6,491	7	3,441				3,448
Share-based expense			11,106				11,106
Employee taxes paid on withholding shares	(2,110)				(14,095)		(14,095)
Common stock repurchases	(1,599)				(9,542)		(9,542)
Foreign currency translation adjustment						3,047	3,047
Unrealized loss on available-for-sale securities						21	21
Net income				5,913			5,913
Balance at March 31, 2017	221,783	$289	$1,331,062	$(632,715)	$(242,762)	$(10,526)	$445,348

(1) see Note 2 Correction of Prior Period Financial Statements.

The accompanying notes are an integral part of the condensed consolidated financial statements.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Through our Nexmo subsidiary which was acquired on June 3, 2016, we are a global leader in the Communications-Platform-as-a-Service ("CPaaS") segment of the cloud communications market, providing innovative communication application program interfaces ("APIs") for text messaging and voice communications, allowing developers and enterprises to embed contextual communications into mobile apps, websites and business workflows via text, social media, chat apps and voice. With just few lines of code, developers can send and receive text messages and build programmable voice applications. Nexmo, the Vonage API Platform can scale from one API call to billions. The platform makes it easy for any of our developers to access communication services via software and APIs. Through Nexmo we have a global network of interconnected carriers delivering our API-based communications platform, enabling businesses to communicate with their customers reliably and with ease, no matter where in the world they are located. The addition of our Nexmo products to our business offering allows our customers to address their full communications needs, from employee to employee communications through business to customer communications.
We also provide a robust suite of feature-rich residential communication solutions.
Customers in the United States represented 88% and 96% of our consolidated revenues at March 31, 2017 and 2016, respectively, with the balance in Canada, the United Kingdom, and other countries. Nexmo Inc. ("Nexmo") has operations in the United States, United Kingdom, Hong Kong, and Singapore, and provides CPaaS solutions to our customers located in many countries around the world.
Unaudited Interim Financial Information
The accompanying unaudited interim condensed consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations, cash flows, and statement of stockholders’ equity for the periods presented. The results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year.
These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on February 28, 2017.
Significant Accounting Policies
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Vonage and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. We also consolidate a majority owned entity in Brazil where we have the ability to exercise controlling influence. The results of companies acquired or disposed of are included in the condensed consolidated financial statements from the effective date of the acquisition or up to the date of disposal.
Use of Estimates
Our condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates.
On an ongoing basis, we evaluate our estimates, including the following:

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Nexmo has two types of revenue activities:

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

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
Engineering and Development Expenses
Engineering and development expenses primarily include personnel and related costs for developers responsible for new products, and software engineers maintaining and enhancing existing products. Research and development costs related to new product development included in engineering and development were $6,346 and $4,908 for the three months ended March 31, 2017 and 2016, respectively.
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

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

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
Segment Reporting
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

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Goodwill
Goodwill acquired in the acquisition of a business is accounted for based upon the excess fair value of consideration transferred over the fair value of net assets acquired in the business combination. Goodwill is tested for impairment on an annual basis on October 1st and, when specific circumstances dictate, between annual tests. When impaired, the carrying value of goodwill is written down to fair value. The goodwill impairment test involves evaluating qualitative information to determine if it is more than 50% likely that the fair value of a reporting unit is less than its carrying value. If such a determination is made, then the traditional two-step goodwill impairment test described below must be applied. The first step, identifying a potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. The second step, measuring the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Any excess of the reporting unit goodwill carrying value over the respective implied fair value is recognized as an impairment loss. There were no impairments of goodwill for the three months ended March 31, 2017 and 2016, respectively.
Intangible Assets
Intangible assets acquired in the settlement of litigation or by direct purchase are accounted for based upon the fair value of assets received.
Purchased-intangible assets are accounted for based upon the fair value of assets received. Purchased-intangible assets are amortized on a straight-line or accelerated basis over the periods of benefit, ranging from two to ten years. We perform a review of purchased-intangible assets whenever events or changes in circumstances indicate that the useful life is shorter than we had originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, we assess the recoverability of purchased-intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life of the asset is shorter than originally estimated, we accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. There were no impairments of purchased-intangible assets identified for the three months ended March 31, 2017 and 2016, respectively.
Patents and Patent Licenses
Patent rights acquired in the settlement of litigation or by direct purchase are accounted for based upon the fair value of assets received.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

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
Debt Issuance Costs
Costs incurred in raising debt are deferred and amortized as interest expense using the effective interest method over the life of the debt. A portion of these costs are netted against the underlying term note in accordance with ASU 2015-15, "Interest-Imputation of Interest". The remaining portion of the costs attributable to our revolving credit facility are recorded as an asset.
Derivatives
We do not hold or issue derivative instruments for trading purposes. However, in accordance with FASB ASC 815, “Derivatives and Hedging” (“FASB ASC 815”), we review our contractual obligations to determine whether there are terms that possess the characteristics of derivative financial instruments that must be accounted for separately from the financial instrument in which they are embedded. We recognize these features as liabilities in our condensed consolidated balance sheet at fair value each period and recognize any change in the fair value in our statement of operations in the period of change. We estimate the fair value of these liabilities using available market information and appropriate valuation methodologies.
Income Taxes
We recognize deferred tax assets and liabilities at enacted income tax rates for the temporary differences between the financial reporting bases and the tax bases of our assets and liabilities. Any effects of changes in income tax rates or tax laws are included in the provision for income taxes in the period of enactment. Our net deferred tax assets primarily consist of net operating loss carry forwards (“NOLs”). We are required to record a valuation allowance against our net deferred tax assets if we conclude that it is more likely than not that taxable income generated in the future will be insufficient to utilize the future income tax benefit from our net deferred tax assets (namely, the NOLs) prior to expiration. We periodically review this conclusion, which requires significant management judgment. If we are able to conclude in a future period that a future income tax benefit from our net deferred tax assets has a greater than 50 percent likelihood of being realized, we are required in that period to reduce the related valuation allowance with a corresponding decrease in income tax expense. This would result in a non-cash benefit to our net income in the period of the determination. We periodically review this conclusion, which requires significant management judgment. In the future, if available evidence changes our conclusion that it is more likely than not that we will utilize our net deferred tax assets prior to their expiration, we will make an adjustment to the related valuation allowance and income tax expense at that time. In subsequent periods, we would expect to recognize income tax expense equal to our pre-tax income multiplied by our effective income tax rate, an expense that was not recognized prior to the reduction of the valuation allowance. Our effective rate may differ from the federal statutory rate due, in part, to our foreign operations and certain discrete period items. The 2017 estimated annual effective tax rate is expected to approximate 43.5%, but may fluctuate due to the timing of other discrete period transactions.
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

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Business Combinations
We account for business combinations using the acquisition method of accounting. The acquisition method of accounting requires that the purchase price, including the fair value of contingent consideration, of the acquisition be allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, the Company’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent the Company identifies adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the condensed consolidated statements of operations. We include the results of all acquisitions in our condensed consolidated financial statements from the date of acquisition.
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

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The following table presents the assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Level 1 Assets
Money market fund (1)	$1	$300
Level 2 Assets
Available-for-sale securities (2)	$300	$601

(1) Included in cash and cash equivalents on our condensed consolidated balance sheet.
(2) Included in marketable securities on our condensed consolidated balance sheet.
Fair Value of Other Financial Instruments
The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, approximate fair value because of their short maturities. The carrying amounts of our capital leases approximate fair value of these obligations based upon management’s best estimates of interest rates that would be available for similar debt obligations at March 31, 2017 and December 31, 2016. We believe the fair value of our debt at March 31, 2017 was approximately the same as its carrying amount as market conditions, including available interest rates, credit spread relative to our credit rating, and illiquidity, remain relatively unchanged from the issuance date of our debt on June 3, 2016 for a similar debt instrument.
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
Share-Based Compensation
In March 2016 Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09 , "Improvements to Employee Share-Based Payment Accounting". This ASU is issued as part of its simplification initiative. The areas for simplification in this ASU involve several aspects of the accounting for share- based payment transactions, including the income tax consequences, recognition of share-based expense, classification of awards as either equity or liabilities, and classification on the statement of cash flows. We adopted this ASU in the first quarter of 2017. We elected to account for forfeitures when they occur versus our prior practice of estimating the number of awards that are expected to vest. The election of this new ASU resulted in a one-time adjustment in 2017 to accumulated deficit and to additional paid-in-capital of $5,668 and the corresponding benefit to our accumulated deficit and deferred tax asset of $2,285 related to the reversal of forfeiture rate as of December 31, 2016. In addition, a benefit to our accumulated deficit and deferred tax asset of $6,624 was recorded for excess tax benefits on equity compensation as of December 31, 2016. We also classified cash paid by us when directly withholding shares for tax-withholding purposes as a financing activity. As a result, $2,896 was reclassified from operating activity to financing activity for the three months ended March 31, 2016. We account for share-based compensation in accordance with FASB ASC 718, “Compensation-Stock Compensation”. Under the fair value recognition provisions of this pronouncement, share-based compensation cost is measured at the grant date based on the fair value of the award, reduced as appropriate based on estimated forfeitures, and is recognized as expense over the applicable vesting period of the stock award using the accelerated method. The excess tax benefit associated with stock compensation deductions have not been recorded in additional paid-in capital. When evaluating whether an excess tax benefit has been realized, share based compensation deductions are not considered realized until NOLs are no longer sufficient to offset taxable income. Such excess tax benefits will be recorded when realized.
Earnings per Share
Net income per share has been computed according to FASB ASC 260, “Earnings per Share”, which requires a dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS represents net income divided by the weighted average

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

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
The following table sets forth the computation for basic and diluted net income per share for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016
Numerator
Net income	$5,913	$7,931
Denominator
Basic weighted average common shares outstanding	220,371	214,039
Dilutive effect of stock options and restricted stock units	19,115	10,186
Diluted weighted average common shares outstanding	239,486	224,225
Basic net income per share
Basic net income per share	$0.03	$0.04
Diluted net income per share
Diluted net income per share	$0.02	$0.04

For the three months ended March 31, 2017 and 2016, the following were excluded from the calculation of diluted earnings per common share because of their anti-dilutive effects:

	Three Months Ended
	March 31,
	2017	2016
Restricted stock units	5,976	9,706
Stock options	6,802	13,300
	12,778	23,006
Comprehensive Income (Loss)
Comprehensive income consists of net income (loss) and other comprehensive items. Other comprehensive items include foreign currency translation adjustments and unrealized gains (losses) on available for sale securities.
Recent Accounting Pronouncements
In January 2017, FASB issued ASU 2017-04, "Intangibles - Goodwill and Other". The ASU simplifies the subsequent measurement of goodwill and eliminates Step 2 from the goodwill impairment test. This ASU is effective for an annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact of adopting ASU 2017-04 on our condensed consolidated financial statements and related disclosures.
In May 2014, FASB issued ASU 2014-09, "Revenue from Contracts with Customers". In August 2015, FASB issued ASU 2015-14, "Deferral of the Effective Date". In March 2016, FASB issued ASU 2016-08, "Revenue from Contract with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net)". In April 2016, FASB issued ASU 2016-10, "Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing". In May 2016, FASB issued ASU 2016-12, "Revenue from Contract with Customers - Narrow-Scope Improvements and Practical Expedients". In December

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

2016, FASB issued ASU 2016-20, "Revenue from Contract with Customers - Technical Corrections and Improvements to Topic 606". The core principle of these ASUs are that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is a comprehensive new revenue recognition model for revenue from contract with customers. ASU 2015-14 defers the effective date to annual and interim periods beginning on or after December 15, 2017, and early adoption will be permitted, but not earlier than the original effective date of annual and interim periods beginning on or after December 15, 2016, for public entities. The intention of the ASU 2016-08 is to improve the operability and understandability of the implementation guidance on principal versus agent considerations. ASU 2016-10 clarifies two aspects of the guidance: identifying performance obligations and the licensing implementation. The amendments in ASU 2016-12 affect only the narrow aspects of the guidance, such as assessing the collectibility criterion and accounting for contracts that do not meet the criterion, presentation of sales and other similar taxes collected from customers, non-cash consideration, and contract modifications at transition. We will adopt these ASUs when effective. We are currently evaluating the potential changes from adopting ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU2016-20 on our financial statements and disclosures. We are in the process of identifying appropriate changes to our business processes, systems, and controls to support revenue recognition and disclosures under the new standard. We will adopt the requirements of the new standard in the first quarter of 2018 and anticipate using the modified retrospective transition method. Under the new standard, we expect in some cases to recognize revenue earlier for subscription plans with free periods and products sold at discounts and are assessing the impact to revenue of this change. We will also be impacted by the deferral of sales commissions due to capitalization of certain sales commissions, which previously were expensed as incurred and by the incremental disclosure requirements. Under the new standard, certain commissions may need to be capitalized and amortized over the expected period of benefit.
In November 2016, FASB issued ASU 2016-18, "Statement of Cash Flows". This ASU requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. We adopted this ASU in the first quarter of 2017 and applied the retrospective transition method for each period presented. For the three months ended March 31, 2016, $724 and $3 were reclassified from investing activity and effect of exchange rate changes on cash, respectively, and $2,587 and $1,860 were added to cash, cash equivalents, and restricted cash, Beginning of the period and end of the period balances, respectively.
In October 2016, FASB issued ASU 2016-16, "Income Taxes". This ASU improves the accounting for income tax consequences of intra-entity transfers of assets other than inventory. This ASU is effective for fiscal years beginning after December 15, 2017 on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Early adoption is permitted as of the beginning of an annual reporting period for which financial statements have not been issued or made available for issuance. We are currently evaluating the impact of adopting ASU 2016-16 on our condensed consolidated financial statements and related disclosures.
In August 2016, FASB issued ASU 2016-15, "Statement of Cash Flows". This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This ASU is effective for fiscal years beginning after December 15, 2017 on a retrospective basis. Early adoption is permitted, including adoption in an interim period. The adoption of ASU 2016-15 will not have a material impact on our condensed consolidated financial statements and related disclosures.
In March 2016, FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting". This ASU is issued as part of its Simplification Initiative. The areas for simplification in this ASU involve several aspects of the accounting for share- based payment transactions, including the income tax consequences, recognition of share-based expense, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted for any entity in any interim or annual period. We adopted this ASU in the first quarter of 2017.
In February 2016, FASB issued ASU 2016-02, "Leases". This ASU increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted for all entities. The adoption of this ASU will increase assets and liabilities for operating leases. We will adopt these ASUs when effective. We are currently evaluating the effect of adopting ASU 2016-02 on our condensed consolidated financial statements and related disclosures.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

In January 2016, FASB issued ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities". This ASU provide guidance concerning certain matters involving the recognition, measurement, and disclosure of financial assets and financial liabilities. The guidance does not alter the basic framework for classifying debt instruments held as financial assets. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is not permitted, with some exceptions. The adoption of ASU 2016-01 will not have a material impact on our condensed consolidated financial statements and related disclosures.
In July 2015, FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory". This ASU applies to inventory that is measured using first-in, first-out ("FIFO") or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predicable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, first-out ("LIFO") or the retail inventory. This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption on permitted at the beginning of an interim and annual reporting period. We adopted ASU 2015-11 in the first quarter of 2017 and the adoption of this ASU did not have a material impact on our condensed consolidated financial statements and related disclosures.
Note 2:  Correction of Prior Period Financial Statements
In connection with the preparation of our condensed consolidated financial statements for the quarter ended March 31, 2017, and our remediation efforts related to the material weakness in our internal control over financial reporting related to our controls over the preparation of the annual tax provision, we identified an error as of December 31, 2016 in our recognition of a deferred tax asset related to contingent consideration with vesting requirements paid in connection with the acquisition of Nexmo. Based in part upon the vesting requirements of contingent consideration, we recorded the consideration as compensation expense in general and administrative expense in our consolidated statements of operations. However, for tax purposes the contingent consideration should have been recorded as merger consideration and not deductible compensation. The correction of this error requires the reversal of the deferred tax asset on the consolidated balance sheets and related tax benefits of $4,756 as of December 31, 2016. In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, we evaluated the error and determined that the related impact was not material to our results of operations or financial position for any prior annual or interim period, but that correcting the $4,756 cumulative impact of the error would be material to our results of operations for the three months ended March 31, 2017. Accordingly, we have corrected the consolidated balance sheets as of December 31, 2016 and will correct this error in all prior periods presented by revising the appropriate condensed consolidated financial statements. This error had no impact on the three months ended March 31, 2016. The impact to the consolidated balance sheet as of December 31, 2016 and the consolidated statements of income for the three and six months ended June 30, 2016, the three and nine months ended September 30, 2016, and the three months and year ended December 31, 2016 is as follows:

Consolidated Balance Sheets
	As of December 31, 2016
	As Reported	Adjustment	As Revised

Deferred tax assets, non-current	$188,966	$4,756	$184,210
Total assets	940,422	4,756	935,666
Accumulated deficit	(637,113)	4,756	(641,869)
Total stockholders' equity	441,297	4,756	436,541
Total liabilities and stockholders' equity	940,422	4,756	935,666

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Condensed Consolidated Statements of Income
	Three Months Ended			Six Months Ended
	June 30, 2016			June 30, 2016
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised

Income tax expense	$(1,562)	$679	$(2,241)	$(9,884)	$679	$(10,563)
Net income	897	679	218	8,828	679	8,149
Net income per common share:
Basic	$—	$—	$—	$0.04	$—	$0.04
Diluted	$—	$—	$—	$0.04	$—	$0.04

	Three Months Ended			Nine Months Ended
	September 30, 2016			September 30, 2016
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised

Income tax expense	$(1,501)	$2,038	$(3,539)	$(11,385)	$2,717	$(14,102)
Net income	9,078	2,038	7,040	17,906	2,717	15,189
Net income per common share:
Basic	$0.04	$0.01	$0.03	$0.08	$0.01	$0.07
Diluted	$0.04	$0.01	$0.03	$0.08	$0.01	$0.07

	Three Months Ended			Year Ended
	December 31, 2016			December 31, 2016
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised

Income tax expense	$(1,553)	$2,039	$(3,592)	$(12,938)	$4,756	$(17,694)
Net income	1	2,039	(2,038)	17,907	4,756	13,151
Net income per common share:
Basic	$—	$0.01	$(0.01)	$0.08	$0.02	$0.06
Diluted	$—	$0.01	$(0.01)	$0.08	$0.02	$0.06

Note 3.    Supplemental Balance Sheet Account Information

Cash, cash equivalents, and restricted cash

	March 31, 2017	December 31, 2016
Cash and cash equivalents	$26,220	$29,078

Cash collateralized letter of credit-lease deposits	$1,579	$1,578
Cash reserves	220	273
Restricted cash	$1,799	$1,851

Cash, cash equivalents, and restricted cash	$28,019	$30,929

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Prepaid expenses and other current assets

	March 31, 2017	December 31, 2016
Nontrade receivables	$1,974	$3,147
Services	11,701	10,854
Telecommunications	3,235	3,239
Insurance	427	935
Marketing	4,113	1,307
Prepaid hosting	7,978	8,453
Other prepaids	1,467	1,253
Prepaid expenses and other current assets	$30,895	$29,188

Property and equipment, net

	March 31, 2017	December 31, 2016
Building (under capital lease)	$25,709	$25,709
Network equipment and computer hardware	94,681	93,437
Leasehold improvements	45,064	44,293
Customer premise equipment	10,430	9,700
Furniture	4,300	4,239
Vehicles	203	203
	180,387	177,581
Less: accumulated depreciation and amortization	(134,665)	(129,166)
Property and equipment, net	$45,722	$48,415

Customer premise equipment, net

	March 31, 2017	December 31, 2016
Customer premise equipment	$10,430	$9,700
Less: accumulated depreciation	(4,824)	(4,248)
Customer premise equipment, net	$5,606	$5,452

Software, net

	March 31, 2017	December 31, 2016
Purchased	$76,854	$73,509
Internally developed	36,088	36,088
	112,942	109,597
Less: accumulated amortization	(89,976)	(87,626)
Software, net	$22,966	$21,971

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Debt issuance costs, net

	March 31, 2017	December 31, 2016
Debt related costs related to Revolving Credit Facility	$5,965	$5,965
Less: accumulated amortization	(3,803)	(3,632)
Debt related costs, net	$2,162	$2,333

Intangible assets, net

	March 31, 2017	December 31, 2016
Customer relationships	$174,400	$173,187
Developed technology	88,804	88,609
Patents and patent licenses	20,214	20,214
Trade names	1,836	1,820
Non-compete agreements	3,859	3,845
Intangible assets, gross	289,113	287,675

Customer relationships	(44,785)	(39,413)
Developed technology	(34,532)	(31,364)
Patents and patent licenses	(15,046)	(14,667)
Trade names	(983)	(787)
Non-compete agreements	(2,517)	(2,188)
Less: accumulated amortization	(97,863)	(88,419)

Customer relationships	129,615	133,774
Developed technology	54,272	57,245
Patents and patent licenses	5,168	5,547
Trade names	853	1,033
Non-compete agreements	1,342	1,657
Intangible assets, net	$191,250	$199,256

Other assets

	March 31, 2017	December 31, 2016
Deposits	1,749	1,329
Tax credits	6,623	6,623
Long-term prepaid hosting	4,132	5,244
Others	1,446	1,264
Other assets	$13,950	$14,460

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Accrued expenses

	March 31, 2017	December 31, 2016
Compensation and related taxes and temporary labor	$21,463	$35,308
Marketing	10,944	11,979
Taxes and fees	12,855	18,976
Acquisition related consideration accounted for as compensation	—	6,608
Telecommunications	16,665	14,724
Settlement	—	5,000
Other accruals	15,596	11,383
Customer credits	1,506	2,074
Professional fees	1,809	1,680
Accrued interest	157	66
Inventory	1,538	1,168
Credit card fees	180	229
Accrued expenses	$82,713	$109,195

Accumulated other comprehensive income (loss)

	March 31, 2017	December 31, 2016
Foreign currency translation adjustment	(10,526)	(13,593)
Unrealized gain (loss) on available-for sale securities	—	(1)
Accumulated other comprehensive income (loss)	$(10,526)	$(13,594)

Note 4.    Supplemental Income Statement Account Information
Amounts included in revenues

	Three Months Ended
	March 31,
	2017	2016
USF fees	$18,376	$19,520
Disconnect fees, net of credits and bad debt	$318	$214
Initial activation fees	$133	$368
Customer equipment rental	$1,540	$1,102
Customer equipment fees	$2,307	$2,081
Equipment recovery fees	$13	$18
Shipping and handling fees	$556	$608
Access revenues	$10,254	$9,667
Professional service fees	$433	$685

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Amount included in cost of services

	Three Months Ended
	March 31,
	2017	2016
USF costs	$18,376	$19,520
Access costs	$7,609	$7,284
Professional services costs	$317	$413

Amount included in cost of goods sold

	Three Months Ended
	March 31,
	2017	2016
Shipping and handling cost	$1,055	$1,462

Amount included in sales and marketing

	Three Months Ended
	March 31,
	2017	2016
Advertising costs	$17,343	$16,879

Amounts included in general and administrative expense

	Three Months Ended
	March 31,
	2017	2016
Acquisition related transaction costs	$139	$93
Acquisition related consideration accounted for as compensation	$6,763	$—

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Depreciation and amortization expense

	Three Months Ended
	March 31,
	2017	2016
Network equipment and computer hardware	$3,554	$3,833
Software	2,347	2,729
Capital leases	550	550
Other leasehold improvements	1,093	1,355
Customer premise equipment	742	629
Furniture	226	162
Vehicles	17	18
Patents	379	682
Trademarks	—	18
Customer relationships	5,334	3,849
Acquired technology	3,148	2,805
Trade names	191	54
Non-compete agreements	326	254
	17,907	16,938
Property and equipment impairments	—	41
Software impairments	40	—
Depreciation and amortization expense	$17,947	$16,979

Amount included in interest expense

	Three Months Ended
	March 31,
	2017	2016
Debt related costs amortization	$276	$251

Amount included in other income (expense), net

	Three Months Ended
	March 31,
	2017	2016
Net (loss) gain resulting from foreign exchange transactions	$(216)	$156

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 5.    Long-Term Note and Revolving Credit Facility
A schedule of long-term note and revolving credit facility at March 31, 2017 and December 31, 2016 is as follows:

	March 31, 2017	December 31, 2016
2.50-3.25% Term note - due 2020, net of debt related costs	86,541	91,124
2.50-3.25% Revolving credit facility - due 2020	224,000	209,000
Total Long-term note and revolving credit facility	$310,541	$300,124

At March 31, 2017, future payments under term note obligations over each of the next five years and thereafter were as follows:

Term Note
2017	$14,062
2018	18,750
2019	18,750
2020	54,688
Minimum future payments of principal	106,250
Less: unamortized debt related costs	959
current portion	18,750
Long-term portion	$86,541

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
Repayments
We made mandatory repayments of $4,688 under the term note for the three months ended March 31, 2017.
Borrowings
We borrowed $15,000 under the revolving credit facility for the three months ended March 31, 2017.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The effective interest rate was 4% as of March 31, 2017.
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

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

As of March 31, 2017, we were in compliance with all covenants, including financial covenants, for the 2016 Credit Facility.
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
Repayments
We made mandatory repayments of $3,750 under the term note in 2016. In addition, we repaid the $10,000 outstanding under the revolving credit facility in 2016.
Borrowings
We borrowed $82,000 under the revolving credit facility in 2015.
Note 6.    Common Stock
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

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

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
We repurchased the following shares of common stock with cash resources under the 2014 $100,000 repurchase program during the three and three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016 (1)
Shares of common stock repurchased	1,599	1,653
Value of common stock repurchased	$9,510	$8,008
(1) include 98 shares, or $441, of common stock repurchases settled in April 2016; excluding commission of $2.
As of March 31, 2017, $42,533 remained of our 2014 $100,000 repurchase program. The repurchase program expires on December 31, 2018 but may be suspended or discontinued at any time without notice.
In any period under the 2014 $100,000 repurchase program, cash used in financing activities related to common stock repurchases may differ from the comparable change in stockholders' equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash.
Note 7.    Commitments and Contingencies
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

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

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
A request for reexamination of the validity of the ‘722 Patent was filed on September 12, 2012 by Cisco. Cisco’s request was granted on November 28, 2012. On March 24, 2014, the United States Patent and Trademark Office issued an Action Closing Prosecution, confirming its rejection of all claims of the ‘722 patent. Bear Creek’s November 14, 2014 appeal of that decision to the Patent Trial and Appeal Board ("PTAB") was denied on December 29, 2015; the Federal Circuit affirmed the PTAB’s denial on March 15, 2017. Barring extraordinary circumstances, Bear Creek’s ability to assert its patent has been nullified.
RPost Holdings, Inc. On August 24, 2012, RPost Holdings, Inc., RPost Communications Limited, and RMail Limited (collectively, “RPost”) filed a lawsuit against StrongMail Systems, Inc. (“StrongMail”) in the United States District Court for the Eastern District of Texas alleging that StrongMail’s products and services, including its electronic mail marketing services, are covered by United States Patent Nos. 8,224,913, 8,209,389, 8,161,104, 7,966,372, and 6,182,219. On February 11, 2013, RPost filed an amended complaint, adding 27 new defendants, including Vonage America Inc. RPost’s amended complaint alleges willful infringement of the RPost patents by Vonage and each of the other new defendants because they are customers of StrongMail. StrongMail has agreed to fully defend and indemnify Vonage in this lawsuit. Vonage answered the complaint on May 7, 2013. On September 17, 2015, the Court ordered the consolidation for pre-trial purposes of this case with other cases by RPost. The lead case has been administratively closed and stayed since January 30, 2014 due to multiple pending actions by third parties regarding ownership of the patents at issue. On March 1, 2017, the parties in the consolidated actions filed a joint notice regarding status of the co-pending actions. Plaintiffs requested that the stay be lifted, while defendants maintain that the stay should remain in place.
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
Cisco petitioned for inter partes review of the ‘247 patent on November 25, 2014, which was granted on May 20, 2015. On May 18, 2016, the Patent Office issued a Final Written Decision, finding all challenged claims of the ‘247 patent to be invalid. AIP appealed to the Federal Circuit, filing its opening brief on December 15, 2016. On December 20, 2016, the Patent Office filed a notice of intervention in the appellate proceedings. Briefing on the appeal is complete, with oral argument to be scheduled.
Commercial Litigation
Merkin & Smith, et al.  On September 27, 2013, Arthur Merkin and James Smith filed a putative class action lawsuit against Vonage America, Inc. in the Superior Court of the State of California, County of Los Angeles, alleging that Vonage violated California’s Unfair Competition Law by charging its customers fictitious 911 taxes and fees. On October 30, 2013, Vonage filed a notice removing the case to the United States District Court for the Central District of California. On November 26, 2013, Vonage filed its Answer to the Complaint. On December 4, 2013, Vonage filed a Motion to Compel Arbitration, which the Court denied on February 4, 2014. On March 5, 2014, Vonage appealed that decision to the United States Court of Appeals for the Ninth Circuit. On March 26, 2014, the district court proceedings were stayed pending the appeal. On February 29, 2016, the Ninth Circuit reversed the district court’s ruling and remanded with instructions to grant the motion to compel arbitration. On March 22, 2016, Merkin and Smith filed a petition for rehearing. On May 4, 2016, the Ninth Circuit withdrew its February 29, 2016 decision and issued a new order reversing the district court’s order and remanded with instructions to compel arbitration. The Ninth Circuit also declared as moot the petition for rehearing. On June 27, 2016, the lower court stayed the case pending arbitration. A joint status report was filed with the District Court on December 23, 2016. A second joint status report was filed with the District Court on March 23, 2017.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

From time to time, in addition to those identified above, we are subject to legal proceedings, claims, investigations, and proceedings in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment, and other matters. From time to time we receive letters or other communications from third parties inviting us to obtain patent licenses that might be relevant to our business or alleging that our services infringe upon third party patents or other intellectual property. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss or range of loss can be reasonably estimated. These provisions, if any, are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. We believe that we have valid defenses with respect to the legal matters pending against us and are vigorously defending these matters. Given the uncertainty surrounding litigation and our inability to assess the likelihood of a favorable or unfavorable outcome in the above noted matters and our inability to reasonably estimate the amount of loss or range of loss, it is possible that the resolution of one or more of these matters could have a material adverse effect on our condensed consolidated financial position, cash flows or results of operations.
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
Federal - Numbering Rights
On April 18, 2013, the FCC issued a Notice of Proposed Rulemaking (NPRM) that proposed to modify FCC rules to allow VoIP providers to directly access telephone numbers. In addition, the FCC granted a waiver from its existing rules to allow Vonage to conduct a trial of direct access to telephone numbers. The trial would allow the FCC to obtain real-world data on direct access to telephone numbers by VoIP providers to inform consideration of the NPRM. Direct access to telephone numbers would facilitate IP to IP interconnection, which may allow VoIP providers to provide higher quality, lower cost services, promote the deployment of innovative new voice services, and experience reductions in the cost of telephony services. Vonage successfully completed the

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

trial in certain markets and filed the required reports on the trial with the FCC. On January 31, 2014, the FCC Wireline Competition Bureau issued a positive report on the trial, concluding that Vonage's successful trial confirmed the technical feasibility of interconnected VoIP providers obtaining telephone numbers directly from the numbering administrators. On June 18, 2015, the FCC adopted an order that modifies its rules to allow interconnected VoIP providers to directly access telephone numbers. Part of the order required approval from the Office of Management and Budget ("OMB") prior to the rule change becoming effective. On February 4, 2016, the FCC announced that OMB had approved the order and would begin accepting applications for authorization beginning on February 18, 2016. Vonage applied for authorization, and on March 31, 2016 received authorization. On December 23, 2015, the National Association of Regulatory Utility Commissioners filed an appeal of the June 18, 2015 FCC order at the D.C. Circuit Court of Appeals, which was denied on March 24, 2017.
Federal - Privacy Rules
On April 1, 2016, the FCC issued a Notice of Proposed Rulemaking (NPRM) that proposed the adoption of privacy rules for providers of broadband Internet access service and updating its rules for voice services to make them consistent with the proposed privacy rules for broadband Internet access services. In addition to regulating customer proprietary network information (CPNI), a category of information that the FCC has traditionally regulated for voice services, the FCC proposed to regulate use of customer personal information (PI), a broader set of information than CPNI, by broadband and voice service providers. Further, the NPRM would regulate voice and broadband provider privacy policies and data security practices, including imposing vicarious liability for vendors who handle PI and CPNI on behalf of a broadband or voice provider. Finally, the NPRM would impose another data breach reporting notification obligation on voice and broadband providers on top of existing state data breach notification requirements. The FCC adopted its new privacy rules at its October 27, 2016 open meeting. On April 3, 2017, President Trump signed a repeal of the new privacy rules.
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
Stand-by Letters of Credit
We had stand-by letters of credit totaling $1,579 and $1,578, as of March 31, 2017 and December 31, 2016, respectively.
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
Vendor Commitments
We have committed to purchase software maintenance from a vendor. We have committed to pay this vendor approximately $681 in 2017 and $908 in 2018 and 2019, and $152 in 2020, respectively.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

State and Municipal Taxes
In accordance with generally accepted accounting principles, we make a provision for a liability for taxes when it is both probable that a liability has been incurred and the amount of the liability or range of liability can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. For a period of time, we did not collect or remit state or municipal taxes (such as sales, excise, utility, use, and ad valorem taxes), fees or surcharges (“Taxes”) on the charges to our customers for our services, except that we historically complied with the New Jersey sales tax. We have received inquiries or demands from a number of state and municipal taxing and 911 agencies seeking payment of Taxes that are applied to or collected from customers of providers of traditional public switched telephone network services. Although we have consistently maintained that these Taxes do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations, we are now collecting and remitting sales taxes in certain of those states including a number of states that have changed their statutes to expressly include VoIP. In addition, many states address how VoIP providers should contribute to support public safety agencies, and in those states we remit fees to the appropriate state agencies. We could also be contacted by state or municipal taxing and 911 agencies regarding Taxes that do explicitly apply to VoIP and these agencies could seek retroactive payment of Taxes. As such, we have reserves of $963 and $1,763 as of March 31, 2017 and December 31, 2016, respectively, as our best estimate of the potential tax exposure for any retroactive assessment. We believe the maximum estimated exposures for retroactive assessments are approximately $1,800 and $2,600 as of March 31, 2017 and December 31, 2016, respectively.

Note 8. Acquisition of Business
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
Under the agreement, Nexmo shareholders are receiving consideration of $231,122, with an additional earn-out opportunity (the "contingent consideration") of up to $20,000 contingent upon Nexmo achieving certain performance targets. Of the consideration, $194,684 (net of cash acquired of $16,094) was paid at close, consisting of $163,093 of cash (net of $16,094 of cash acquired) and 6,823 in shares of Vonage common stock valued at $31,591. The remaining $36,438 of the $231,122 purchase price is in the form of restricted cash, restricted stock and options held by Nexmo management and employees (the "Employee Payout Amount"), subject to vesting requirements over time and to be amortized to compensation expense quarterly until vested. We financed the transaction with $179,000 from our 2016 Credit Facility. The purchase price is subject to adjustments pursuant to the merger agreement for closing cash and working capital of Nexmo, reductions for indebtedness and transaction expenses of Nexmo that remained unpaid as of closing, and escrow fund deposits. The aggregate consideration will be allocated among Nexmo equityholders.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The consideration was allocated to acquisition cost as follows:

Cash paid at closing (inclusive of cash acquired of $16,094)	$179,186
Stock paid at closing	31,591
Contingent consideration (described below)	16,472
Employee Payout Amount (described below)	4,779
Acquisition Cost	$232,028
In addition, Nexmo shareholders were eligible to earn a Variable Payout Amount of up to $20,000, subject to the achievement of certain performance targets during the 12 month period following the closing of the transaction. The contingent consideration payable to the holders of Nexmo stock is determined based on (i) the achievement of certain revenue targets for the calendar year 2016, and (ii) Nexmo’s revenues received from its top customers following the closing. The contingent consideration may be in the form of cash, a number of shares of Vonage common stock or a combination thereof, at our sole discretion. We estimated using probability weighting that the value of the contingent consideration is $17,840 at the acquisition date and included that amount in acquisition cost at the net present value amount of $16,472. As of December 31, 2016, Nexmo did not achieve the performance targets necessary to earn the Variable Payout Amount but the parties agreed to a $5,000 settlement that the parties were paid in the first quarter of 2017. The $5,000 settlement has also been reflected in accrued expenses within the condensed consolidated balance sheets and in general and administrative expenses in the condensed consolidated statements of income.
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
For the three months ended ended March 31, 2017 and March 31, 2016, we incurred approximately $24 and $10, respectively, in acquisition related transaction costs, which were recorded in general and administrative expense in the accompanying condensed consolidated statements of income. For the full year 2016, we incurred approximately $5,500 acquisition related transaction costs.
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
The acquisition price was allocated to the tangible and identified intangible assets acquired and liabilities assumed as of the closing date. The fair values assigned to identifiable intangible assets assumed were based on management’s current estimates and assumptions and is considered preliminary. The estimated fair values of the identified current assets, property and equipment, software and other assets acquired and current liabilities assumed are also considered preliminary and are based on the most recent information available. We believe that the most recent information available provides a reasonable basis for assigning fair value, but we anticipate receiving additional information on income taxes, and, as such, the provisional measurements of fair value set forth below are subject to change. We expect to finalize the valuation on income taxes as soon as practicable, but not later than one year from the acquisition date.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Goodwill
The following table provides a summary of the changes in the carrying amounts of goodwill which is attributable to our business segment:

Balance at December 31, 2016	$360,363
Currency translation adjustments	2,061
Balance at March 31, 2017	$362,424

Note 9. Industry Segment and Geographic Information
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

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Product cost of revenues. Product cost of revenues includes equipment sold to customers, shipping and handling, professional services, cost of certain products including equipment or services that we give customers as promotions, and broadband access.
USF cost of revenues. USF cost of revenues represent contributions to the Federal Universal Service Fund (“USF”) and related fees.
Information about our segment results for the three months ended March 31, 2017 were as follows:

	Three Months Ended
	March 31, 2017
	Business	Consumer	Total
Revenues
Service revenues	$92,291	$119,117	$211,408
Product revenues (1)	13,360	203	13,563
Service and product revenues	105,651	119,320	224,971
USF revenues	6,151	12,225	18,376
Total revenues	111,802	131,545	243,347

Cost of revenues
Service cost of revenues (2)	39,195	22,100	61,295
Product cost of revenues (1)	13,202	2,016	15,218
Service and product cost of revenues	52,397	24,116	76,513
USF cost of revenues	6,151	12,225	18,376
Total cost of revenues	58,548	36,341	94,889

Gross margin
Service margin	53,096	97,017	150,113
Product margin	158	(1,813)	(1,655)
Gross margin ex-USF (Service and product margin)	53,254	95,204	148,458
USF margin	—	—	—
Gross margin	$53,254	$95,204	$148,458

Gross margin %
Service margin %	57.5%	81.4%	71.0%
Gross margin ex-USF (Service and product margin %)	50.4%	79.8%	66.0%
Gross margin %	47.6%	72.4%	61.0%
(1) Includes customer premise equipment, access, professional services, and shipping and handling.
(2) Excludes depreciation and amortization of $4,875 and $1,907, respectively.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Information about our segment results for the three months ended March 31, 2016 were as follows:

	Three Months Ended
	March 31, 2016
	Business	Consumer	Total
Revenues
Service revenues	$56,473	$137,772	$194,245
Product revenues (1)	12,912	147	13,059
Service and product revenues	69,385	137,919	207,304
USF revenues	4,435	15,085	19,520
Total revenues	73,820	153,004	226,824

Cost of revenues
Service cost of revenues (2)	15,403	26,520	41,923
Product cost of revenues (1)	12,462	4,301	16,763
Service and product cost of revenues	27,865	30,821	58,686
USF cost of revenues	4,445	15,085	19,530
Total cost of revenues	32,310	45,906	78,216

Gross margin
Service margin	41,070	111,252	152,322
Product margin	450	(4,154)	(3,704)
Gross margin ex-USF (Service and product margin)	41,520	107,098	148,618
USF margin	(10)	—	(10)
Gross margin	$41,510	$107,098	$148,608

Gross margin %
Service margin %	72.7%	80.8%	78.4%
Gross margin ex-USF (Service and product margin %)	59.8%	77.7%	71.7%
Gross margin %	56.2%	70.0%	65.5%
(1) Includes customer premise equipment, access, professional services, and shipping and handling.
(2) Excludes depreciation and amortization of $4,319 and $2,514, respectively.
Information about our operations by geographic location is as follows:

	Three Months Ended
	March 31,
	2017	2016

Revenues:
United States	$213,324	$217,217
Canada	7,445	6,073
United Kingdom	5,345	3,534
Other Countries (1)	17,233	—
	$243,347	$226,824
(1) No individual other international country represented greater than 7% of total revenue during the periods presented.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	March 31, 2017	December 31, 2016
Long-lived assets:
United States	$621,651	$629,269
United Kingdom	425	450
Israel	286	286
	$622,362	$630,005

Note 10. Subsequent Events

Sale of Hosted Infrastructure Product Line

On May 4, 2017, we entered into a definitive agreement to sell our Hosted Infrastructure product line for up to $4,000. We will receive $1,000 at closing which is expected to occur in the second quarter of 2017, $500 six months from closing, and up to $2,500 based on the achievement of financial objectives for net sales during the 18 months following closing. The results of our Hosted Infrastructure product line are reported within our business segment. This disposal does not represent a strategic shift in operations and, therefore, does not qualify for presentation as discontinued operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q and our audited financial statements included in our Annual Report on Form 10-K. This discussion contains forward-looking statements. These forward-looking statements are based on information available at the time the statements are made and/or management’s belief as of that time with respect to future events and involve risks and uncertainties that could cause actual results and outcomes to be materially different. Important factors that could cause such differences include but are not limited to: the competition we face; the expansion of competition in the cloud communications market; our ability to adapt to rapid changes in the cloud communications market; the nascent state of the cloud communications for business market; our ability to retain customers and attract new customers; the risk associated with developing and maintaining effective internal sales teams and effective distribution channels; risks related to the acquisition or integration of businesses we have acquired; security breaches and other compromises of information security; risks associated with sales of our services to medium-sized and enterprise customers; our reliance on third party hardware and software; our dependence on third party facilities, equipment, systems and services; system disruptions or flaws in our technology and systems; our ability to scale our business and grow efficiently; our dependence on third party vendors; the impact of fluctuations in economic conditions, particularly on our small and medium business customers; our ability to comply with data privacy and related regulatory matters; our ability to obtain or maintain relevant intellectual property licenses; failure to protect our trademarks and internally developed software; fraudulent use of our name or services; intellectual property and other litigation that have been and may be brought against us; reliance on third parties for our 911 services; uncertainties relating to regulation of VoIP services; risks associated with legislative, regulatory or judicial actions regarding our CPaaS products; the impact of governmental export controls or sanctions on our CPaaS products; our ability to establish and expand strategic alliances; risks associated with operating abroad; risks associated with the taxation of our business; risks associated with a material weakness in our internal controls; our dependence upon key personnel; governmental regulation and taxes in our international operations; liability under anti-corruption laws; our dependence on our customers' existing broadband connections; differences between our services and traditional telephone service; restrictions in our debt agreements that may limit our operating flexibility; foreign currency exchange risk; the market for our stock; our ability to obtain additional financing if required; any reinstatement of holdbacks by our credit card processors; our history of net losses and ability to achieve consistent profitability in the future; and other factors that are set forth in the “Risk Factors” in our Annual Report on Form 10-K, in our Quarterly Reports on Form 10-Q and in our Current Reports on Form 8-K. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, and therefore, you should not rely on these forward-looking statements as representing our views as of any date subsequent to the date this Form 10-Q is filed with the Securities and Exchange Commission.
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
Services outside of the United States . We currently have UCaaS and consumer operations in the United States, United Kingdom, and Canada and believe that our low- cost Internet based communications platform enables us to cost effectively deliver voice and messaging services to other locations throughout the world. Through Nexmo, we have operations in the United States, United Kingdom, Hong Kong, and Singapore, and provide CPaaS solutions to our customers located in many countries around the world.
We had approximately 2.3 million combined consumer subscriber lines and business seats as of March 31, 2017. Customers in the United States represented 88% of our consolidated revenues at March 31, 2017, with the balance in Canada, the United Kingdom, and other countries. Nexmo has operations in the United States, United Kingdom, Hong Kong, and Singapore, and provides CPaaS solutions to our customers located in many countries around the world.
Trends in Our Industry
A number of trends in our industry have a significant effect on our results of operations and are important to an understanding of our financial statements.
Competitive landscape. We face intense competition from traditional telephone companies, wireless companies, cable companies, and alternative communication providers. Most traditional wireline and wireless telephone service providers and cable companies are substantially larger and better capitalized than we are and have the advantage of a large existing customer base. In addition, because our competitors provide other services, they often choose to offer VoIP services or other voice services as part of a bundle that includes other products, such as video, high speed Internet access, and wireless telephone service, which we do not offer. In addition, such competitors may in the future require new customers or existing customers making changes to their service to purchase voice services when purchasing high speed Internet access. Further, as wireless providers offer more minutes at lower prices, better coverage, and companion landline alternative services, their services have become more attractive to households as a replacement for wireline service. We also compete against alternative communication providers, such as Twilio, Ooma, magicJack, Skype, WhatsApp, and Google Voice. Some of these service providers have chosen to sacrifice telephony revenue in order to gain market share and have offered their services at low prices or for free. As we continue to introduce applications that integrate different forms of voice and messaging services over multiple devices, we are facing competition from emerging competitors focused on similar integration, as well as from alternative voice communication providers. In addition, our competitors have partnered and may in the future partner with other competitors to offer products and services, leveraging their collective competitive positions. We also are subject to the risk of future disruptive technologies. In connection with our emphasis on the international long distance market in the United States, we face competition from low-cost international calling cards and VoIP providers in addition to traditional telephone companies, cable companies, and wireless companies, each of which may implement promotional pricing targeting international long distance callers.
Regulation. Our business has developed in a relatively lightly regulated environment. The United States and other countries, however, are examining how VoIP services should be regulated. In particular, state telecommunications regulators continue to try to regulate VoIP service despite the FCC’s 2004 Vonage Preemption Order that preempted state regulation. For example, on July 28, 2015, the Minnesota Public Utility Commission found that it has authority to regulate Charter’s ‘fixed' interconnected VoIP service. In addition to regulatory matters that directly address VoIP, a number of other regulatory initiatives could impact our business. One such regulatory initiative is net neutrality. On February 26, 2015, the FCC adopted strong net neutrality rules. Several parties filed appeals which are pending at the D.C. Circuit Court of Appeals. Oral arguments at the D.C. Circuit Court of Appeals were held on December 4, 2015. On June 14, 2016, the D.C. Circuit of Appeals denied the appeals. Several parties filed a petition for rehearing en banc on July 29, 2016. The petition is pending. See also the discussion under "Regulation" in Note 7 to our financial statements for a discussion of regulatory issues that impact us.

Key Operating Data
The table below includes key operating data that our management uses to measure the growth and operating performance of the business segment:

Business	Three Months Ended
	March 31,
	2017	2016
Revenues (1)	$111,802	$73,820
Average monthly revenues per seat (2)	$43.98	$44.25
Seats (at period end) (2) (3)	658,792	570,358
Revenue churn (2)	1.4%	1.3%
(1) Includes revenue of $26,245 from CPaaS, which was acquired on June 3, 2016, for the three months ended March 31, 2017.
(2) UCaaS only.
(3) Seats (at period end) included an adjustment of 6,212 for the three month ended March 31, 2016.
Revenues. Business revenues includes revenues from our business customers from acquired entities and excludes revenues from our legacy business customers.
Average monthly revenues per seat. Average monthly revenues per seat for a particular period is calculated by dividing our revenues for that period by the simple average number of seats for the period, and dividing the result by the number of months in the period. The simple average number of seats for the period is the number of seats on the first day of the period, plus the number of seats on the last day of the period, divided by two. Our average monthly revenues per seat decreased from $44.25 for the three months ended March 31, 2016 to $43.98 for the three months ended March 31, 2017 due to our successful acquisitions and subsequent organic growth in the mid-market and enterprise space.
Seats. Seats include, as of a particular date, all paid seats from which a customer can make an outbound telephone call on that date and virtual seats. Seats exclude electronic fax lines and toll free numbers, which do not allow outbound telephone calls by customers. Seats increased from 570,358 as of March 31, 2016 to 658,792 as of March 31, 2017. This increase is due to continued growth in our business customers as we have increased marketing investment to attract these more profitable customers.
Revenue Churn.  Revenue churn is calculated by dividing the monthly recurring revenue from customers that have terminated during a period by the simple average of the total monthly recurring revenue from all customers in a given period. The simple average of total monthly recurring revenue from all customers during the period is the total monthly recurring revenue on the first day of the period, plus the total monthly recurring revenue on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first month after activation. Other companies may calculate revenue churn differently, and their revenue churn data may not be directly comparable to ours. Revenue churn was 1.4% for the three months ended March 31, 2017 and the three months ended December 31, 2016, respectively, and 1.3% for the three months ended March 31, 2016. Our revenue churn will fluctuate over time due to economic conditions, loss of customers who are acquired, and competitive pressures including promotional pricing. We are continuing to invest in our overall quality of service which includes customer care headcount and systems, billing systems, on-boarding processes and self-service options to ensure we scale our processes to our growth and continue to improve the overall customer experience.
The table below includes key operating data that our management uses to measure the growth and operating performance of the consumer segment:

Consumer	Three Months Ended
	March 31,
	2017	2016
Revenues	$131,545	$153,004
Average monthly revenues per subscriber line	$26.10	$26.68
Subscriber lines (at period end)	1,648,927	1,881,826
Customer churn	2.2%	2.2%

Revenues. Consumer revenues represents revenue from our consumer customers including revenues from our legacy business customers using Vonage VoIP products.
Average monthly revenues per subscriber line. Average monthly revenues per subscriber line for a particular period is calculated by dividing our revenues for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. The simple average number of subscriber lines for the period is the number of subscriber lines on the first day of the period, plus the number of subscriber lines on the last day of the period, divided by two. Our average monthly revenues per subscriber line decreased from $26.68 for the three months ended March 31, 2016 to $26.10 for the three months ended March 31, 2017 due primarily to lower ILD pay-per-use revenue.
Subscriber lines. Our subscriber lines include, as of a particular date, all paid subscriber lines from which a customer can make an outbound telephone call on that date. Our subscriber lines include fax lines, including fax lines bundled with subscriber lines in our small office home office calling plans and soft phones, but do not include our virtual phone numbers and toll free numbers, which only allow inbound telephone calls to customers. Subscriber lines decreased from 1,881,826 as of March 31, 2016 to 1,648,927 as of March 31, 2017, reflecting planned actions to enhance the profitability of the assisted sales channel by eliminating lower performing locations and restructuring the pricing offers, and to shift investment to our business market.
Customer churn. Customer churn is calculated by dividing the number of customers that have terminated during a period by the simple average of number of customers in a given period. The simple average number of customers during the period is the number of customers on the first day of the period, plus the number of customers on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first month after activation. Other companies may calculate customer churn differently, and their customer churn data may not be directly comparable to ours. Customer churn was flat at 2.2% for the three months ended March 31, 2017, the three months ended December 31, 2016, and the three months ended March 31, 2016. We monitor customer churn on a daily basis and use it as an indicator of the level of customer satisfaction. Customers who have been with us for a year or more tend to have a lower churn rate than customers who have not. In addition, our customers who are international callers generally churn at a lower rate than customers who are domestic callers. Our customer churn will fluctuate over time due to economic conditions, competitive pressures including promotional pricing targeting international long distance callers, marketplace perception of our services, and our ability to provide high quality customer care and network quality and add future innovative products and services. Customer churn differs from our previously reported average monthly customer churn in that our business customers are no longer included in this metric. See the discussion below for detail regarding churn impacting our business customers.
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

•	The cost of leasing from other companies the telephone numbers that we provide to our customers. We lease these telephone numbers on a monthly basis.

•	The cost of co-locating our regional data connection point equipment in third- party facilities owned by other companies, Internet service providers or collocation facility providers.

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

•	The cost of complying with FCC regulations regarding VoIP emergency services, which require us to provide enhanced emergency dialing capabilities to transmit 911 calls for our customers.

•	Taxes that we pay on our purchase of telecommunications services from our suppliers or imposed by government agencies such as Federal USF and related fees.

•	License fees for use of third party intellectual property.

•	The personnel and related expenses of certain network operations and technical support employees and contractors.
Cost of goods sold. Cost of goods sold primarily consists of costs that we incur when a customer first subscribes to our service. These costs include:

•	The cost of equipment sold to our customers or retailers.

•	The cost of shipping and handling.

•	The cost of certain products including equipment or services that we give customers as promotions.
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

Results of Operations
The following table sets forth, as a percentage of total revenues, our consolidated statement of operations for the periods indicated:

	Three Months Ended
	March 31,
	2017	2016

Total revenues	100%	100%

Operating Expenses:
Cost of service (excluding depreciation and amortization)	36	30
Cost of goods sold	3	4
Sales and marketing	34	35
Engineering and development	3	3
General and administrative	15	12
Depreciation and amortization	7	8
	98	92
Income from operations	2	8
Other Income (Expense):
Interest income	—	—
Interest expense	(2)	(1)
Other income (expense), net	—	—
	(2)	(1)
Income before income tax expense	—	7
Income tax expense	2	(4)
Net income	2%	3%

Summary of Results for the Three Months Ended March 31, 2017 and March 31, 2016
Revenues, Cost of Service and Cost of Goods Sold

(in thousands, except percentages)	Three Months Ended
	March 31,
	2017	2016	Dollar Change	Percent Change
Revenues	$243,347	$226,824	$16,523	7%
Cost of service (1)	87,596	69,150	18,446	27%
Cost of goods sold	7,293	9,066	(1,773)	(20)%
	148,458	148,608	(150)	—%

(1)	Excludes depreciation and amortization of $6,782 and $6,833, respectively.
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
For our segments we categorize revenues as follows:
Services revenues. Services revenues consists primarily of revenue attributable to our communication services for Consumer and UCaaS and CPaaS services for Business,
Product revenues . Product revenues includes equipment sold to customers, shipping and handling, professional services, and broadband access.
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
Product cost of revenues . Product cost of revenues includes equipment sold to customers, shipping and handling, professional services, cost of certain products including equipment or services that we give customers as promotions, and broadband access.
USF cost of revenues. USF cost of revenues represent contributions to the Federal Universal Service Fund (“USF”) and related fees.

Business Revenues, Cost of Revenues and Gross Margin

	Three Months Ended
	March 31,
(in thousands, except percentages)	2017	2016	Dollar Change	Percent Change
Revenues
Service revenues	92,291	56,473	35,818	63%
Product revenues (1)	13,360	12,912	448	3%
Service and product revenues	105,651	69,385	36,266	52%
USF revenues	6,151	4,435	1,716	39%
Total revenues	111,802	73,820	37,982	51%

Cost of revenues
Service cost of revenues (2)	39,195	15,403	23,792	154%
Product cost of revenues (1)	13,202	12,462	740	6%
Service and product cost of revenues	52,397	27,865	24,532	88%
USF cost of revenues	6,151	4,445	1,706	38%
Total cost of revenues	58,548	32,310	26,238	81%

Gross margin
Service margin	53,096	41,070	12,026	29%
Gross margin ex-USF (Service and product margin)	53,254	41,520	11,734	28%
Gross margin	53,254	41,510	11,744	28%

Gross Margin %
Service margin %	57.5%	72.7%
Gross margin ex-USF (Service and product margin) %	50.4%	59.8%
Gross margin %	47.6%	56.2%

(1)	Includes customer premise equipment, access, professional services, and shipping and handling.

(2)	Excludes depreciation and amortization of $4,875 and $4,319, respectively.
Three Months Ended March 31, 2017 compared to Three Months Ended March 31, 2016
Service revenues. Service revenues increased by $35,818, or 63%, due primarily to Nexmo which was acquired on June 3, 2016 and to the increase in the number of Business seats as we have shifted marketing investment from Consumer to attract more profitable business customers.
Product revenues. Product revenues increased by $448, or 3%, due to the increase in customers' equipment and broadband access revenues as a result of higher new customer additions.
USF revenues. USF revenues increased by $1,716, or 39%, due to synchronization of methodologies across Business segment and increase in the number of Business seats.
Service cost of revenues. Service cost of revenues increased by $23,792, or 154%, due primarily to Nexmo which was acquired on June 3, 2016 and by higher technical care costs and network operations cost in support of growth in segment.
Product cost of revenues. Product (including access) cost of revenues increased by $740, or 6%, due to the increase in customers' equipment and broadband access costs as a result of higher new customer additions and higher installation costs.
USF cost of revenues. USF cost of revenues increased by $1,706, or 38%, due to synchronization of methodologies across Business segment and increase in the number of Business seats.

Consumer Revenues, Cost of Revenues and Gross Margin

	Three Months Ended
	March 31,
(in thousands, except percentages)	2017	2016	Dollar Change	Percent Change
Revenues
Service revenues	119,117	137,772	(18,655)	(14)%
Product revenues (1)	203	147	56	38%
Service and product revenues	119,320	137,919	(18,599)	(13)%
USF revenues	12,225	15,085	(2,860)	(19)%
Total revenues	131,545	153,004	(21,459)	(14)%

Cost of revenues
Service cost of revenues (2)	22,100	26,520	(4,420)	(17)%
Product cost of revenues (1)	2,016	4,301	(2,285)	(53)%
Service and product cost of revenues	24,116	30,821	(6,705)	(22)%
USF cost of revenues	12,225	15,085	(2,860)	(19)%
Total cost of revenues	36,341	45,906	(9,565)	(21)%

Gross margin
Service margin	97,017	111,252	(14,235)	(13)%
Gross margin ex-USF (Service and product margin)	95,204	107,098	(11,894)	(11)%
Gross margin	95,204	107,098	(11,894)	(11)%

Gross Margin %
Service margin %	81.4%	80.8%
Gross margin ex-USF (Service and product margin) %	79.8%	77.7%
Gross margin %	72.4%	70.0%

(1)	Includes customer premise equipment, professional services, and shipping and handling.

(2)	Excludes depreciation and amortization of $1,907 and $2,514, respectively.
Three Months Ended March 31, 2017 compared to Three Months Ended March 31, 2016
Service revenues . Service revenues decreased by $18,655, or 14%, due to fewer subscriber lines reflecting planned actions to enhance profitability by modulating marketing spend, restructuring pricing offers, and targeting consumers with lower subscriber acquisition cost and churn profiles.
Product revenues . Product revenues increased by $56, or 38%.
USF revenues . USF revenues decreased by $2,860, or 19%, due to lower subscriber lines.
Service cost of revenues. Service cost of revenues decreased by $4,420, or 17% due to fewer subscriber lines reflecting planned actions to enhance profitability by modulating marketing spend, restructuring pricing offers, and targeting consumers with lower subscriber acquisition cost and churn profiles.
Product cost of revenues. Product cost of revenues decreased by $2,285, or 53%, due to the decrease in customers' equipment costs due to lower new customer additions and a decrease in reserve related to inventory.
USF cost of revenues. USF cost of revenues decreased by $2,860, or 19% due to lower subscriber lines.

Sales and Marketing

(in thousands, except percentages)	Three Months Ended
	March 31,
	2017	2016	Dollar Change	Percent Change
Sales and marketing	$81,931	$79,601	$2,330	3%
Three Months Ended March 31, 2017 compared to Three Months Ended March 31, 2016

Sales and marketing. Sales and marketing expense increased by $2,330, or 3%, due to an increase in Business marketing as we have shifted marketing investment to attract these more profitable customers and an increase from Nexmo which was acquired in June 2016 which was offset by a reduction in Consumer marketing reflecting planned actions to enhance profitability by targeting consumers with lower subscriber acquisition cost and churn profiles.
Engineering and Development

(in thousands, except percentages)	Three Months Ended
	March 31,
	2017	2016	Dollar Change	Percent Change
Engineering and development	$8,370	$6,834	$1,536	22%

Three Months Ended March 31, 2017 compared to Three Months Ended March 31, 2016

Engineering and development. Engineering and development expense increased by $1,536, or 22%, due to incremental investment in new business products and services and the acquisition of Nexmo in June 2016.

General and Administrative

(in thousands, except percentages)	Three Months Ended
	March 31,
	2017	2016	Dollar Change	Percent Change
General and administrative	$35,086	$26,670	$8,416	32%

Three Months Ended March 31, 2017 compared to Three Months Ended March 31, 2016

General and administrative. General and administrative expense increased by $8,416, or 32%, primarily due to the addition of Nexmo and Nexmo acquisition related costs.
Depreciation and Amortization

(in thousands, except percentages)	Three Months Ended
	March 31,
	2017	2016	Dollar Change	Percent Change
Depreciation and amortization	$17,947	$16,979	$968	6%
Three Months Ended March 31, 2017 compared to Three Months Ended March 31, 2016

Depreciation and amortization. The increase in depreciation and amortization of $968, or 6%, was primarily due to the amortization of acquisition-related intangibles from the acquisition of Nexmo in June 2016.

Other Income (Expense)

(in thousands, except percentages)	Three Months Ended
	March 31,
	2017	2016	Dollar Change	Percent Change
Interest income	$5	$21	$(16)	(76)%
Interest expense	(3,703)	(2,446)	(1,257)	(51)%
Other income (expense), net	(220)	154	(374)	(243)%
	$(3,918)	$(2,271)	$(1,647)
Three Months Ended March 31, 2017 compared to Three Months Ended March 31, 2016
Interest expense. The increase in interest expense of $1,257, or 51%, was due mainly to the funds we borrowed from the 2016 Credit Facility in June 2016 in connection with the acquisition of Nexmo and the additional funds we borrowed in the first quarter of 2017 to fund operations.
Other income (expense), net. The decrease in other income (expense), net of $374, or (243)%, was due mainly to currency fluctuation.
Provision for Income Taxes

(in thousands, except percentages)	Three Months Ended
	March 31,
	2017	2016	Dollar Change	Percent Change
Income tax benefit (expense)	$4,707	$(8,322)	$13,029	157%
Effective tax rate	(390.3)%	51.2%
We recognize income tax expense equal to pre-tax income multiplied by our effective income tax rate. In addition, adjustments are recorded for discrete period items and changes to our state effective tax rate which can cause the rate to fluctuate from quarter to quarter. In the first quarter of 2017 a discrete period tax benefit of $6,031 was recorded related excess tax benefits on equity compensation. In the first quarter of 2016 a discrete period tax expense of $1,220 was recorded related to expired stock options.
The provision also includes the federal alternative minimum tax and state and local income taxes.
The effective tax rate is calculated by dividing income tax expense by income before income tax expense. The 2017 estimated annual effective tax rate is expected to approximate 43.5%, but may fluctuate each quarter due to our foreign operations and certain discrete period transactions.

Liquidity and Capital Resources
Overview
The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$17,261	$17,468
Net cash used in investing activities	(6,759)	(10,877)
Net cash used in financing activities	(13,540)	(28,995)

For the three months ended March 31, 2017, we generated income from operations. We expect to continue to balance efforts to grow our revenue while consistently achieving operating profitability. To grow our revenue, we continue to make investments in growth initiatives, marketing, application development, network quality and expansion, and customer care. Although we believe we will achieve consistent profitability in the future, we ultimately may not be successful and we may not achieve consistent profitability. We believe that cash flow from operations and cash on hand will fund our operations for at least the next twelve months.
Acquisition of Nexmo
Nexmo was acquired on June 3, 2016. Nexmo shareholders are receiving consideration of $231,122. Of the consideration, $194,684 (net of cash acquired of $16,094) was paid at close, consisting of $163,093 of cash (net of $16,094 of cash acquired) and 6,823 in shares of Vonage common stock valued at $31,591. The remaining $36,438 of the $231,122 purchase price is in the form of restricted cash, restricted stock and options held by Nexmo management and employees, subject to vesting requirements over time. In addition there was an additional earn-out opportunity of up to $20,000 contingent upon Nexmo achieving certain performance targets. Nexmo did not achieve performance targets but the parties agreed to a $5,000 settlement that was paid in the first quarter of 2017. We financed the transaction with $179,000 from our 2016 Credit Facility.
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
Repayments
We made mandatory repayments of $4,688 under the term note for the three months ended March 31, 2017.
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
As of March 31, 2017, we were in compliance with all covenants, including financial covenants, for the 2016 Credit Facility.
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
State and Local Sales Taxes
We also have contingent liabilities for state and local sales taxes. As of March 31, 2017, we had a reserve of $963. If our ultimate liability exceeds this amount, it could affect our liquidity unfavorably. However, we do not believe it will significantly impair our liquidity.
Capital Expenditures
For the three months ended March 31, 2017, capital expenditures were primarily for the implementation of software solutions and purchase of network equipment as we continue to expand our network. Our capital expenditures for the three months ended March 31, 2017 were $7,081, of which $3,380 was for software acquisition and development. The majority of these expenditures are comprised of investments in information technology and systems infrastructure, including an electronic data warehouse, online customer service, and customer management platforms. For 2017, we believe our capital and software expenditures will be approximately $38,000. This amount is net of Tenant Improvement capital dollars we are investing in our Holmdel, New Jersey headquarters which are being refunded by the building owner in connection with the long-term lease renewal we executed in the fourth quarter of 2015.
Operating Activities
Cash provided by operating activities decreased to $17,261 for the three months ended March 31, 2017 compared to $17,468 for the three months ended March 31, 2016, primarily due to changes in working capital.
Changes in working capital requirements include changes in accounts receivable, inventory, prepaid and other assets, accounts payable, accrued and other liabilities, and deferred revenue and costs. Cash used for working capital requirements decreased by $8,536 during the three months ended March 31, 2017 compared to the prior year period.
Investing Activities
Cash used in investing activities for the three months ended March 31, 2017 of $6,759 was mainly attributable to the purchase of capital expenditures of $3,701 and development of software assets of $3,380, offset by the sales of marketable securities, net of purchase of $322.
Cash used in investing activities for the three months ended March 31, 2016 of $10,877 was mainly attributable to the purchase of capital expenditures of $8,895 and development of software assets of $2,312, offset by the sales of marketable securities, net of purchase of $330

Financing Activities
Cash used in financing activities for the three months ended March 31, 2017 of $13,540 was primarily attributable to $4,688 in 2016 term note principal payments, $2,500 in patent license payments, $1,163 in capital lease payments, $9,542 in common stock repurchases, and $14,095 in employee taxes paid on withholding shares, offset by $3,448 in proceeds received from the exercise of stock options and $15,000 in proceeds received from issuance of notes payable.
Cash used in financing activities for the three months ended March 31, 2016 of $28,995 was primarily attributable to $3,750 in 2015 term note principal payments, $10,000 in 2015 revolving credit facility principal payments, $4,250 in patent license payments, $975 in capital lease and patent payments, $7,590 in common stock repurchases, and $2,896 in employee taxes paid on withholding shares, offset by $466 in proceeds received from the exercise of stock options.
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
As of March 31, 2017, approximately $42,533 remained of our 2014 $100,000 repurchase program. The repurchase program expires on December 31, 2018 but may be suspended or discontinued at any time without notice.
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

As of March 31, 2017, if the interest rate on our variable rate debt changed by 1% on our 2016 term note, our annual debt service payment would change by approximately $1,100. As of March 31, 2017, if the interest rate on our variable rate debt changed by 1% on our 2016 revolving credit facility, our annual debt service payment would change by approximately $2,200.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective as of such date due to the material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Material Weakness. As disclosed in Part II. Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, in connection with the preparation of our condensed consolidated financial statements as of and for the year ended December 31, 2016, we identified a material weakness in our internal control over financial reporting related to our controls over the preparation of the annual tax provision.

Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for changes in connection with the implementation of the remediation plan described below.

Remediation Plan. Management has begun implementing a remediation plan to address the control deficiency that led to the material weakness. The remediation plan includes (i) the implementation of additional review procedures designed to enhance our tax provision controls and (ii) strengthening our tax provision controls with improved documentation standards, oversight, and training. In the course of this remediation, we identified an additional error caused by the control deficiency identified at year-end, as described in more detail in Note 2 Correction of Prior Period Financial Statements. We are implementing enhanced review procedures and documentation standards and our plan is to remediate this material weakness by the end of 2017, subject to there being sufficient opportunities to conclude, through testing, that the enhanced control is operating effectively.

Part II—Other Information

Item 1.	Legal Proceedings
We are subject to a number of lawsuits, government investigations and claims arising out of the conduct of our business. See a discussion of our litigation matters in Note 7 of Notes to our Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A.	Risk Factors
There have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 2(a) and (b) are not applicable.
(c) Common stock repurchases (in thousands, except per share value):

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Program
January 1, 2017 - January 31, 2017	—	$—	—	$52,043
February 1, 2017 - February 28, 2017	794	$5.99	794	$47,289
March 1, 2017 - March 31, 2017	805	$5.91	805	$42,533
	1,599		1,599
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
During the three months ended March 31, 2017, we repurchased 1,599 shares of Vonage Holdings Corp. common stock for $9,510 using cash resources pursuant to the 2014 $100,000 repurchase program. When executed, repurchases occur in the open market and pursuant to a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934. As of March 31, 2017, approximately $42,533 remained of our 2014 $100,000 repurchase program.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

10.1	Letter Agreement, dated March 29, 2017, between Vonage Holdings Corp. and David Levi (1)*

10.2	Letter Agreement, dated January 11, 2017, between Vonage Holdings Corp. and Kenneth Wyatt (1)*

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101
The following financial statements from Vonage Holdings Corp.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2017, filed with the Securities and Exchange Commission on May 9, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Stockholders’ Deficit; and (vi) the Notes to Condensed Consolidated Financial Statements.

(1) Filed herewith.

*	Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VONAGE HOLDINGS CORP.

Dated:	May 9, 2017	By:	/s/ David T. Pearson
David T. Pearson Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

10.1	Letter Agreement, dated March 29, 2017, between Vonage Holdings Corp. and David Levi (1)*

10.2	Letter Agreement, dated January 11, 2017, between Vonage Holdings Corp. and Kenneth Wyatt (1)*

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101
The following financial statements from Vonage Holdings Corp.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2017, filed with the Securities and Exchange Commission on May 9, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Stockholders’ Deficit; and (vi) the Notes to Condensed Consolidated Financial Statements.

(1) Filed herewith.

*	Management contract or compensatory plan or arrangement.