Form 10-Q
period 2017-06-30
VONAGE HOLDINGS CORP
filed 2017-08-03
CIK 1272830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	July 31, 2017
Common Stock, par value $0.001	227,345,315	shares

VONAGE HOLDINGS CORP.

Financial Information Presentation
For the financial information discussed in this Quarterly Report on Form 10-Q, other than per share and per line amounts, dollar amounts are presented in thousands, except where noted.

PART 1 - FINANCIAL INFORMATION
ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES
VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 30, 2017	December 31, 2016
Assets	(unaudited)	(revised) (1)
Current assets:
Cash and cash equivalents	$26,825	$29,078
Marketable securities	—	601
Accounts receivable, net of allowance of $3,112 and $2,093, respectively	36,185	36,688
Inventory, net of allowance of $137 and $117, respectively	3,503	4,116
Deferred customer acquisition costs, current	1,486	2,610
Prepaid expenses	25,833	26,041
Other current assets	2,278	3,147
Total current assets	96,110	102,281
Property and equipment, net of accumulated depreciation of $138,644 and $129,166, respectively	44,688	48,415
Goodwill	366,806	360,363
Software, net of accumulated amortization of $92,361 and $87,626, respectively	23,867	21,971
Restricted cash	1,802	1,851
Intangible assets, net of accumulated amortization of $107,914 and $88,419, respectively	188,076	199,256
Deferred tax assets	204,286	184,210
Other assets	15,761	17,319
Total assets	$941,396	$935,666
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23,045	$30,751
Accrued expenses	84,170	109,195
Deferred revenue, current portion	31,157	32,442
Current maturities of capital lease obligations	1,021	3,288
Current portion of notes payable	18,750	18,750
Total current liabilities	158,143	194,426
Indebtedness under revolving credit facility	214,000	209,000
Notes payable, net of debt related costs and current portion	81,953	91,124
Capital lease obligations, net of current maturities	46	140
Other liabilities	5,084	4,435
Total liabilities	459,226	499,125

Commitments and Contingencies (Note 7)

Stockholders’ Equity
Common stock, par value $0.001 per share; 596,950 shares authorized at June 30, 2017 and December 31, 2016; 294,386 and 282,319 shares issued at June 30, 2017 and December 31, 2016, respectively; 227,287 and 219,001 shares outstanding at June 30, 2017 and December 31, 2016, respectively	294	282
Additional paid-in capital	1,349,356	1,310,847
Accumulated deficit	(627,890)	(641,869)
Treasury stock, at cost, 67,099 shares at June 30, 2017 and 63,318 shares at December 31, 2016	(243,229)	(219,125)
Accumulated other comprehensive loss	3,639	(13,594)
Total stockholders’ equity	482,170	436,541
Total liabilities and stockholders’ equity	$941,396	$935,666

(1) see Note 3. Correction of Prior Period Financial Statements

See accompanying notes to condensed consolidated financial statements.

VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
		(revised) (1)		(revised) (1)
Total revenues	$251,836	$233,675	$495,183	$460,499

Operating Expenses:
Cost of service (exclusive of depreciation and amortization)	97,674	76,078	185,270	145,228
Cost of goods sold	6,187	8,352	13,480	17,418
Sales and marketing	79,738	83,344	161,669	162,945
Engineering and development	6,670	7,243	15,040	14,077
General and administrative	36,514	35,053	71,600	61,723
Depreciation and amortization	18,394	18,218	36,341	35,197
Total operating expenses	245,177	228,288	483,400	436,588
Income from operations	6,659	5,387	11,783	23,911
Other Income (Expense):
Interest income	4	25	9	46
Interest expense	(3,861)	(3,057)	(7,564)	(5,503)
Other income (expense), net	686	104	466	258
Total other income (expense), net	(3,171)	(2,928)	(7,089)	(5,199)
Income before income taxes	3,488	2,459	4,694	18,712
Income tax benefit (expense)	1,337	(2,241)	6,044	(10,563)
Net income	$4,825	$218	$10,738	$8,149
Earnings per common share:
Basic	$0.02	$—	$0.05	$0.04
Diluted	$0.02	$—	$0.04	$0.04
Weighted-average common shares outstanding:
Basic	223,492	213,558	221,930	213,800
Diluted	239,938	222,700	239,923	223,978

(1) see Note 3. Correction of Prior Period Financial Statements

See accompanying notes to condensed consolidated financial statements.

VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
		(revised) (1)		(revised) (1)
Net income	$4,825	$218	$10,738	$8,149
Other comprehensive income (loss):
Foreign currency translation adjustment	14,185	(1,691)	17,232	(1,713)
Unrealized gain on available-for-sale securities	(20)	4	1	26
Total other comprehensive income (loss)	14,165	(1,687)	17,233	(1,687)
Comprehensive income (loss)	$18,990	$(1,469)	$27,971	$6,462

(1) see Note 3. Correction of Prior Period Financial Statements

See accompanying notes to condensed consolidated financial statements.

VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2017	2016 (1)
Cash flows from operating activities:
Net income	$10,738	$8,149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment charges	17,381	18,579
Amortization of intangibles	18,826	16,618
Deferred income taxes	(8,111)	8,897
Allowance for doubtful accounts	452	597
Allowance for obsolete inventory	293	352
Amortization of debt issuance costs	204	517
Gain on sale of business	(928)	—
Loss on disposal of fixed assets	134	—
Share-based expense	20,891	16,670
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,280	(7,176)
Inventory	353	906
Prepaid expenses and other current assets	1,173	(2,587)
Deferred customer acquisition costs	1,129	913
Accounts payable	(8,124)	5,095
Accrued expenses	(23,787)	(23,311)
Deferred revenue	(1,506)	(1,534)
Other assets and liabilities	2,295	(158)
Net cash provided by operating activities	32,693	42,527
Cash flows from investing activities:
Capital expenditures	(8,995)	(15,948)
Purchase of marketable securities	—	(5,664)
Maturities and sales of marketable securities	602	7,524
Acquisition and development of software assets	(6,884)	(5,655)
Acquisition of businesses, net of cash acquired	—	(163,042)
Proceeds from sale of business	1,000	—
Net cash used in investing activities	(14,277)	(182,785)
Cash flows from financing activities:
Principal payments on capital lease obligations and other financing obligations	(4,861)	(6,329)
Principal payments on notes and revolving credit facility	(19,375)	(33,437)
Proceeds received from draw down of revolving credit facility and issuance of notes payable	15,000	181,250
Debt related costs	—	(1,316)
Common stock repurchases	(9,542)	(32,902)
Employee taxes paid on withholding shares	(14,562)	(3,966)
Proceeds from exercise of stock options	11,962	3,023
Net cash (used)/provided by financing activities	(21,378)	106,323
Effect of exchange rate changes on cash	660	(109)
Net decrease in cash, cash equivalents, and restricted cash	(2,302)	(34,044)
Cash, cash equivalents, and restricted cash, beginning of period	30,929	60,313
Cash, cash equivalents, and restricted cash, end of period	$28,627	$26,269
Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$6,722	$4,833
Income taxes	$3,554	$3,163
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$3,492	$4,918
Issuance of common stock in connection with acquisition of business	$—	$31,591
Contingent consideration in connection with acquisition of business	$—	$16,472
Assumption of options in connection with acquisition of business	$—	$4,779

(1) See Note 2. Summary of Significant Accounting Policies for reclassification due to the adoptions of new Accounting Standard Updates and Note 3. Correction of Prior Period Financial Statements

See accompanying notes to condensed consolidated financial statements.

VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2016 (Revised) (1)	219,001	$282	$1,310,847	$(641,869)	$(219,125)	$(13,594)	$436,541
Cumulative effect adjustment upon the adoption of ASU 2016-09			5,668	3,241			8,909
Stock option exercises	12,068	12	11,950				11,962
Share-based expense			20,891				20,891
Employee taxes paid on withholding shares	(2,183)				(14,562)		(14,562)
Common stock repurchases	(1,599)				(9,542)		(9,542)
Foreign currency translation adjustment						17,232	17,232
Unrealized loss on available-for-sale securities						1	1
Net income				10,738			10,738
Balance at June 30, 2017	227,287	$294	$1,349,356	$(627,890)	$(243,229)	$3,639	$482,170

(1) see Note 3. Correction of Prior Period Financial Statements

See accompanying notes to condensed consolidated financial statements.

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
Customers in the United States represented 85% and 93% of our consolidated revenues for the three months ended June 30, 2017 and 2016 and 86% and 94% for the six months ended June 30, 2017 and 2016, respectively, with the balance in Canada, the United Kingdom, and other countries. Nexmo Inc. ("Nexmo") has operations in the United States, United Kingdom, Hong Kong, and Singapore, and provides CPaaS solutions to our customers located in many countries around the world.
Unaudited Interim Financial Information
The accompanying unaudited interim condensed consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the SEC's regulations for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations, cash flows, and statement of stockholders’ equity for the periods presented. The results for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year.
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
Reclassifications
Reclassifications have been made to our condensed consolidated financial statements for the prior year period to conform to classification used in the current year period. The reclassifications did not affect results from operations or net assets.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 2.    Summary of Significant Accounting Policies
This footnote should be read in conjunction with the complete description of our significant accounting policies under Note 1, Basis of Presentation and Significant Accounting Policies to our Annual Report on Form 10-K for the year ended December 31, 2016.
Cost of Services
Cost of services excludes depreciation and amortization expense of $6,863 and $6,985 for the three months ended June 30, 2017 and 2016 and $13,645 and $13,818 for the six months ended June 30, 2017 and 2016, respectively.
Advertising Costs
We incurred advertising costs included in sales and marketing of $14,994 and $20,079 for the three months ended June 30, 2017 and 2016 and $32,337 and $36,958 for the six months ended June 30, 2017 and 2016, respectively.
Engineering and Development Expenses
Engineering and development expenses primarily include personnel and related costs for developers responsible for new products, and software engineers maintaining and enhancing existing products. Research and development costs related to new product development included in engineering and development were $5,349 and $5,402 for the three months ended June 30, 2017 and 2016 and $11,695 and $10,310 for the six months ended June 30, 2017 and 2016, respectively.
Restructuring Activities
During the three months ended June 30, 2017, we recognized $4 million of costs associated with restructuring activities included in general and administrative expense and is primarily comprised of costs associated with severance and other employee related costs. As of June 30, 2017, the accrued severance of $4 million is expected to be paid during the third quarter of 2017.
Fair Value of Financial Instruments
The Company records certain of its financial assets at fair value on a recurring basis. The Company's financial instruments, which includes cash and cash equivalents, accounts receivable and accounts payable, approximate fair value because of their short-term maturities. The carrying amounts of our capital leases approximate fair value of these obligations based upon management’s best estimates of interest rates that would be available for similar debt obligations at June 30, 2017 and December 31, 2016. We believe the fair value of our debt at June 30, 2017 was approximately the same as its carrying amount as market conditions, including available interest rates, credit spread relative to our credit rating, and illiquidity, remain relatively unchanged from the issuance date of our debt on June 3, 2016 for a similar debt instrument.
As of June 30, 2017, we did not have any assets or liabilities that are measured and recognized at fair value on a recurring basis. The following table presents the assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2016:

December 31, 2016
Level 1 Assets
Money market fund (1)	$300
Level 2 Assets
Available-for-sale securities (2)	$601

(1) Included in cash and cash equivalents on our condensed consolidated balance sheet.
(2) Included in marketable securities on our condensed consolidated balance sheet.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Supplemental Balance Sheet Information

Cash, cash equivalents and restricted cash

	June 30, 2017	December 31, 2016
Cash and cash equivalents	$26,825	$29,078

Cash collateralized letter of credit-lease deposits	$1,580	$1,578
Cash reserves	222	273
Restricted cash	$1,802	$1,851

Cash, cash equivalents, and restricted cash	$28,627	$30,929

Intangible assets, net

	June 30, 2017	December 31, 2016
Customer relationships	129,635	133,774
Developed technology	51,882	57,245
Patents and patent licenses	4,789	5,547
Trade names	698	1,033
Non-compete agreements	1,072	1,657
Intangible assets, net	$188,076	$199,256

Accrued expenses

	June 30, 2017	December 31, 2016
Compensation and related taxes and temporary labor	$28,294	$35,308
Marketing	11,911	11,979
Taxes and fees	14,380	18,976
Acquisition related consideration accounted for as compensation	1,733	6,608
Telecommunications	16,019	14,724
Settlement	—	5,000
Other accruals	8,333	12,846
Customer credits	1,200	2,074
Professional fees	2,300	1,680
Accrued expenses	$84,170	$109,195
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

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

In May 2014, FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" which was further amended through various updates issued by the FASB thereafter. The amendments of Topic 606 clarify the principles for recognizing revenue and provide a common revenue standard for U.S. GAAP and International Financial Reporting Standards, or IFRS, and to improve financial reporting. The core principle of these standards are that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Topic 606 also amends the current guidance for the recognition of costs to obtain and fulfill contracts with customers requiring that all incremental costs of obtaining and direct costs of fulfilling contracts with customers such as commissions be deferred and recognized over the expected customer life. In August 2015, an ASU was issued by the FASB which deferred the effective date to annual and interim periods beginning on or after December 15, 2017. We will adopt the requirements of the new standard in the first quarter of 2018 and anticipate using the modified retrospective transition method under which the standard will be applied only to the most current period presented and the cumulative effect of applying the standard will be recognized at the date of initial application.
We are in the process of evaluating the impact of the standard with respect to the terms of our revenue arrangements and expect our review to be substantially completed during the third quarter of 2017. We expect the timing of recognition of our sales commissions will also be impacted as a substantial portion of these costs which are currently expensed will be capitalized under the revised standard and amortized over the period of benefit.
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

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The following standards were adopted by the Company during the current year:
In November 2016, FASB issued ASU 2016-18, "Statement of Cash Flows". This ASU requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. We adopted this ASU in the first quarter of 2017 and applied the retrospective transition method for each period presented. For the six months ended June 30, 2016, $690 and $10 were reclassified from investing activity and effect of exchange rate changes on cash, respectively, and $51, $2,587 and $1,938 were adjusted to acquisition of business, net of cash acquired, cash, cash equivalents, and restricted cash, beginning of the period and end of the period balances, respectively.
In March 2016, FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting". This ASU is issued as part of its Simplification Initiative. The areas for simplification in this ASU involve several aspects of the accounting for share- based payment transactions, including the income tax consequences, recognition of share-based expense, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted for any entity in any interim or annual period. We adopted this ASU in the first quarter of 2017. We elected to account for forfeitures when they occur versus our prior practice of estimating the number of awards that are expected to vest. The election of this new ASU resulted in a one-time adjustment in 2017 to accumulated deficit and to additional paid-in-capital of $5,668 and the corresponding benefit to our accumulated deficit and deferred tax asset of $2,285 related to the reversal of forfeiture rate as of December 31, 2016. In addition, a benefit to our accumulated deficit and deferred tax asset of $6,624 was recorded for excess tax benefits on equity compensation as of December 31, 2016. We also classified cash paid by us when directly withholding shares for tax-withholding purposes as a financing activity. As a result, $3,966 was reclassified from operating activity to financing activity for the six months ended June 30, 2016.
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
(Unaudited)

Note 3.  Correction of Prior Period Financial Statements
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

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 4.    Earnings Per Share
The following table sets forth the computation for basic and diluted earnings per share for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator		(revised) (1)		(revised) (1)
Net income	$4,825	$218	$10,738	$8,149
Denominator
Basic weighted average common shares outstanding	223,492	213,558	221,930	213,800
Dilutive effect of stock options and restricted stock units	16,446	9,142	17,993	10,178
Diluted weighted average common shares outstanding	239,938	222,700	239,923	223,978
Basic earnings per share
Basic earnings per share	$0.02	$—	$0.05	$0.04
Diluted earnings per share
Diluted earnings per share	$0.02	$—	$0.04	$0.04

(1) see Note 3. Correction of Prior Period Financial Statements

For the three and six months ended June 30, 2017 and 2016, the following were excluded from the calculation of diluted earnings per common share because of their anti-dilutive effects:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Restricted stock units	4,540	12,851	3,344	12,012
Stock options	4,605	14,597	4,254	14,400
	9,145	27,448	7,598	26,412

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 5.    Long-Term Note and Revolving Credit Facility
This footnote should be read in conjunction with the complete description of our financing arrangements under Note 6, Long-Term Debt and Revolving Credit Facility to our Annual Report on Form 10-K for the year ended December 31, 2016.
A schedule of long-term note and revolving credit facility at June 30, 2017 and December 31, 2016 is as follows:

	June 30, 2017	December 31, 2016
2.50-3.25% Term note - due 2020, net of debt related costs	$81,953	$91,124
2.50-3.25% Revolving credit facility - due 2020	214,000	209,000
Total Long-term note and revolving credit facility	$295,953	$300,124

2016 Financing
On June 3, 2016, we entered into Amendment No. 1 to the Amended and Restated Credit Agreement (the “2016 Credit Facility”) consisting of a $125.0 million term note and a $325.0 million revolving credit facility. The co-borrowers under the 2016 Credit Facility are the Company and Vonage America Inc., the Company’s wholly owned subsidiary. Obligations under the 2016 Credit Facility are guaranteed, fully and unconditionally, by the Company’s other United States material subsidiaries and are secured by substantially all of the assets of each borrower and each guarantor.
We used $197.8 million of the net available proceeds of the 2016 Credit Facility to retire all of the debt under our 2015 Credit Facility. We used $179.0 million from our 2016 Credit Facility in connection with the acquisition of Nexmo on June 3, 2016. Remaining proceeds from the term note and the undrawn revolving credit facility under the 2016 Credit Facility will be used for general corporate purposes. During the six months ended June 30, 2017, we made mandatory repayments of $9.4 million under the term note and $10.0 million under the revolving credit facility, respectively, and borrowed $15.0 million under the revolving credit facility. In addition, the effective interest rate was 4.25% as of June 30, 2017.

Interest Rate Swap
On July 14, 2017, we executed on three interest rate swap agreements in order to hedge the variability of expected future cash interest payments related to the 2016 Credit Facility. The swaps have an aggregate notional amount of $150 million and are effective on July 31, 2017 through June 3, 2020 concurrent with the term of the 2016 Credit Facility. Under the swaps our interest rate is fixed at 4.7%. The interest rate swaps will be accounted for as cash flow hedges in accordance with ASC 815, Derivatives and Hedging.
Note 6.    Common Stock
As of June 30, 2017 and December 31, 2016, the Company had 596,950 shares of common stock authorized and had 11,369 shares available for grants under our share-based compensation programs as of June 30, 2017. For a detailed description of our share-based compensation programs refer to Note 9, Employee Benefit Plans in our Annual Report on Form 10-K for the year ended December 31, 2016.
Common Stock Repurchases
On December 9, 2014, Vonage's Board of Directors authorized a program for the Company to repurchase up to $100.0 million of its outstanding common stock (the "2014 $100.0 million repurchase program"). Repurchases under the 2014 $100.0 million repurchase program are expected to be made over a four-year period ending on December 31, 2018.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

We repurchased the following shares of common stock with cash resources under the 2014 $100.0 million repurchase program during the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Shares of common stock repurchased	—	5,747	1,599	7,400
Value of common stock repurchased	$—	$24,754	$9,510	$32,762
As of June 30, 2017, $42,533 remained of our 2014 $100.0 million repurchase program. The repurchase program expires on December 31, 2018 but may be suspended or discontinued at any time without notice.
In any period under the 2014 $100.0 million repurchase program, cash used in financing activities related to common stock repurchases may differ from the comparable change in stockholders' equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash.
Note 7.    Commitments and Contingencies
From time to time, in addition to those identified below, we are subject to legal proceedings, claims, investigations, and proceedings in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment, and other matters. From time to time we receive letters or other communications from third parties inviting us to obtain patent licenses that might be relevant to our business or alleging that our services infringe upon third party patents or other intellectual property. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss or range of loss can be reasonably estimated. These provisions, if any, are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. We believe that we have valid defenses with respect to the legal matters pending against us and are vigorously defending these matters. Given the uncertainty surrounding litigation and our inability to assess the likelihood of a favorable or unfavorable outcome in the matters noted below and our inability to reasonably estimate the amount of loss or range of loss, it is possible that the resolution of one or more of these matters could have a material adverse effect on our condensed consolidated financial position, cash flows or results of operations.
Litigation
IP Matters
Bear Creek Technologies, Inc. On June 26, 2017, the litigations brought by Bear Creek Technologies, Inc. against Vonage Holdings Corp. and certain of its subsidiaries were dismissed with prejudice pursuant to stipulation, with no settlement paid by the Company.
RPost Holdings, Inc. On August 24, 2012, RPost Holdings, Inc., RPost Communications Limited, and RMail Limited (collectively, “RPost”) filed a lawsuit against StrongMail Systems, Inc. (“StrongMail”) in the United States District Court for the Eastern District of Texas alleging that StrongMail’s products and services, including its electronic mail marketing services, are covered by United States Patent Nos. 8,224,913, 8,209,389, 8,161,104, 7,966,372, and 6,182,219. On February 11, 2013, RPost filed an amended complaint, adding 27 new defendants, including Vonage America Inc. RPost’s amended complaint alleges willful infringement of the RPost patents by Vonage and each of the other new defendants because they are customers of StrongMail. StrongMail has agreed to fully defend and indemnify Vonage in this lawsuit. Vonage answered the complaint on May 7, 2013. On September 17, 2015, the Court ordered the consolidation for pre-trial purposes of this case with other cases by RPost. The lead case has been administratively closed and stayed since January 30, 2014 due to multiple pending actions by third parties regarding ownership of the patents at issue. On June 1, 2017, the parties in the consolidated actions filed a joint notice regarding status of the co-pending actions. Plaintiffs requested that the stay be lifted, while defendants maintain that the stay should remain in place.

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
Commercial Litigation
Merkin & Smith, et al.  On September 27, 2013, Arthur Merkin and James Smith filed a putative class action lawsuit against Vonage America, Inc. in the Superior Court of the State of California, County of Los Angeles, alleging that Vonage violated California’s Unfair Competition Law by charging its customers fictitious 911 taxes and fees. On October 30, 2013, Vonage filed a notice removing the case to the United States District Court for the Central District of California. On November 26, 2013, Vonage filed its Answer to the Complaint. On December 4, 2013, Vonage filed a Motion to Compel Arbitration, which the Court denied on February 4, 2014. On March 5, 2014, Vonage appealed that decision to the United States Court of Appeals for the Ninth Circuit. On March 26, 2014, the district court proceedings were stayed pending the appeal. On February 29, 2016, the Ninth Circuit reversed the district court’s ruling and remanded with instructions to grant the motion to compel arbitration. On March 22, 2016, Merkin and Smith filed a petition for rehearing. On May 4, 2016, the Ninth Circuit withdrew its February 29, 2016 decision and issued a new order reversing the district court’s order and remanded with instructions to compel arbitration. The Ninth Circuit also declared as moot the petition for rehearing. On June 27, 2016, the lower court stayed the case pending arbitration. A joint status report was filed with the District Court on December 23, 2016. A second joint status report was filed with the District Court on March 23, 2017. A third joint status report was filed with the District Court on June 27, 2017.
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
Federal - Net Neutrality
Clear and enforceable net neutrality rules make it more difficult for broadband Internet service providers to block or discriminate against Vonage service. In addition, explicitly applying net neutrality rules to wireless broadband Internet service providers could create greater opportunities for VoIP applications that run on wireless broadband Internet service. In December 2010, the FCC adopted net neutrality rules that applied strong net neutrality rules to wired broadband Internet service providers and limited rules to wireless broadband Internet service providers. On January 14, 2014, the D.C. Circuit Court of Appeals vacated a significant portion of the 2010 rules. On May 15, 2014, the FCC issued a Notice of Proposed Rulemaking (NPRM) proposing new net neutrality rules. After public response to the NPRM, the FCC adopted new neutrality rules on February 26, 2015. These rules prohibit broadband Internet service providers from: (1) blocking or throttling lawful content applications, or services; (2) imposing paid prioritization arrangements; and (3) unreasonably interfering or unreasonably disadvantaging consumers or edge providers. In addition, broadband Internet service providers are required to make certain disclosures regarding their network management practices, network performance, and commercial terms. These net neutrality rules apply the same requirements to wired and wireless broadband Internet service providers. Several parties filed appeals which are pending at the D.C. Circuit Court of Appeals. Oral arguments at the D.C. Circuit Court of Appeals were held on December 4, 2015. On June 14, 2016, the D.C. Circuit of Appeals denied the appeals. Several parties filed a petition for rehearing en banc on July 29, 2016, which was denied on May 1, 2017.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Federal - Rural Call Completion Issues
On February 7, 2013, the FCC released a Notice of Proposed Rulemaking (NPRM) on rural call completion issues. The NPRM proposed new detailed reporting requirements to gauge rural call completion performance. Rural carriers have argued that VoIP provider call completion performance to rural areas is generally poor. On October 28, 2013, the FCC adopted an order on rural call completion imposing new reporting obligations and restricting certain call signaling practices. The call signaling rules went into effect on January 31, 2014.  We filed for extensions of the rules, which the FCC granted, and as of April 17, 2014, we were compliant with the FCC call signaling rules.  The effective date for the reporting requirements was April 1, 2015. We could be subject to an FCC enforcement action in the future in the event the FCC took the position that our rural call completion performance is inadequate or we were not compliant with the FCC’s order. On June 22, 2017, the FCC issued a Second Further Notice of Proposed Rulemaking. The FCC has proposed changes to the FCC's rules that allegedly would more effectively address rural call completion problems while reducing burdens on covered providers. Vonage is reviewing and evaluating the FCC's proposed changes.
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
State and Municipal Taxes
In accordance with generally accepted accounting principles, we make a provision for a liability for taxes when it is both probable that a liability has been incurred and the amount of the liability or range of liability can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. For a period of time, we did not collect or remit state or municipal taxes (such as sales, excise, utility, use, and ad valorem taxes), fees or surcharges (“Taxes”) on the charges to our customers for our services, except that we historically complied with the New Jersey sales tax. We have received inquiries or demands from a number of state and municipal taxing and 911 agencies seeking payment of Taxes that are applied to or collected from customers of providers of traditional public switched telephone network services. Although we have consistently maintained that these Taxes do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations, we are now collecting and remitting sales taxes in certain of those states including a number of states that have changed their statutes to expressly include VoIP. In addition, many states address how VoIP providers should contribute to support public safety agencies, and in those states we remit fees to the appropriate state agencies. We could also be contacted by state or municipal taxing and 911 agencies regarding Taxes that do explicitly apply to VoIP and these agencies could seek retroactive payment of Taxes. As such, we have reserves of $653 and $1,763 as of June 30, 2017 and December 31, 2016, respectively, as our best estimate of the potential tax exposure for any retroactive assessment. We believe the maximum estimated exposures for retroactive assessments are approximately $2,000 and $2,600 as of June 30, 2017 and December 31, 2016, respectively.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 8. Acquisitions and Dispositions

Sale of Hosted Infrastructure Product Line

On May 31, 2017, we completed the sale of our Hosted Infrastructure product line for up to $4.0 million consideration comprised of $1.0 million received upon closing and the potential for an additional $0.5 million to be paid six months from closing and up to $2.5 million based on the achievement of financial objectives for net sales during the 18 months following closing. The results of our Hosted Infrastructure product line have been included within our business segment. As a result of the sale, we recorded a gain of $928 within other income for the three months ended June 30, 2017. This disposal did not represent a strategic shift in operations and, therefore, did not qualify for presentation as discontinued operations.
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
On June 2, 2016, Vonage, Merger Sub, Nexmo and the Representative entered into Amendment No. 1 to the Merger Agreement (the “Amendment”). The Amendment amended the Merger Agreement to, among other things, (1) increase the purchase price payable to the Nexmo security holders by the amount of unrestricted cash and cash equivalents of Nexmo in lieu of the declaration of a dividend or other distribution of such unrestricted cash and cash equivalents to the Nexmo security holders, (2) clarify the treatment of enterprise management incentive options issued by Nexmo to certain of its employees located in the United Kingdom, and (3) add certain technical provisions with respect to deposits made to the escrow agent and the exchange agent in connection with the closing of the transactions contemplated by the Merger Agreement.
Under the agreement, Nexmo shareholders received consideration of $231,122, with an additional earn-out opportunity (the "contingent consideration") of up to $20,000 contingent upon Nexmo achieving certain performance targets. Of the consideration, $194,684 (net of cash acquired of $16,094) was paid at close, consisting of $163,093 of cash (net of $16,094 of cash acquired) and 6,823 in shares of Vonage common stock valued at $31,591. The remaining $36,438 of the $231,122 purchase price is in the form of restricted cash, restricted stock and options held by Nexmo management and employees (the "Employee Payout Amount"), subject to vesting requirements over time and to be amortized to compensation expense quarterly until vested. We financed the transaction with $179,000 from our 2016 Credit Facility. The purchase price was subject to adjustments pursuant to the merger agreement for closing cash and working capital of Nexmo, reductions for indebtedness and transaction expenses of Nexmo that remained unpaid as of closing, and escrow fund deposits. The aggregate consideration will be allocated among Nexmo equity holders.
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

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

In addition, Nexmo shareholders were eligible to earn a Variable Payout Amount of up to $20,000, subject to the achievement of certain performance targets during the 12 month period following the closing of the transaction. The contingent consideration payable to the holders of Nexmo stock is determined based on (i) the achievement of certain revenue targets for the calendar year 2016, and (ii) Nexmo’s revenues received from its top customers following the closing. The contingent consideration may be in the form of cash, a number of shares of Vonage common stock or a combination thereof, at our sole discretion. We estimated using probability weighting that the value of the contingent consideration is $17,840 at the acquisition date and included that amount in acquisition cost at the net present value amount of $16,472. As of December 31, 2016, Nexmo did not achieve the performance targets necessary to earn the Variable Payout Amount but the parties agreed to a $5,000 settlement that the parties were paid in the first quarter of 2017. The $5,000 settlement was reflected in accrued expenses within the condensed consolidated balance sheets and in general and administrative expenses in the condensed consolidated statements of income during the year ended December 31, 2016.
In addition, Nexmo management and employees were eligible to earn an Employee Payout Amount of $36,438 attributable to restricted cash, restricted stock and assumed options, of which $4,779 is included in acquisition cost as service had been provided pre-acquisition and $31,659 will be recorded as post-acquisition expense assuming all amounts vest, of which $31,087 will be recorded as compensation expense and $572 will be recorded as interest expense as continued employment is a condition of receiving consideration.
Pursuant to the merger agreement, $20,372 of the cash consideration and $5,081 of the stock consideration were placed in escrow for unknown liabilities that may have existed as of the acquisition date.
For the three months ended June 30, 2017 and June 30, 2016, we incurred approximately $10 and $5,059, respectively, in acquisition related transaction costs, which were recorded in general and administrative expense in the accompanying condensed consolidated statements of income. For the full year 2016, we incurred approximately $5.5 million in acquisition related transaction costs.
The acquisition was accounted for using the acquisition method of accounting under which assets and liabilities of Nexmo were recorded at their respective fair values including an amount for goodwill representing the difference between the acquisition consideration and the fair value of the identifiable net assets. We do not expect any portion of this goodwill to be deductible for tax purposes. The goodwill attributable to the acquisition has been recorded as a non-current asset and is not amortized, but is subject to an annual review for impairment. The factors that contributed to goodwill include synergies that are specific to our consolidated business, the acquisition of a talented workforce that provides us with expertise in the small and medium business markets, as well as other intangible assets that do not qualify for separate recognition.
The acquisition price was allocated to the tangible and identified intangible assets acquired and liabilities assumed as of the closing date. The fair values assigned to identifiable intangible assets assumed were based on management’s current estimates and assumptions. The accounting for the Nexmo acquisition was completed during the three months ended June 30, 2017, at which point the fair values became final. The table below summarizes the provisional amounts recognized for assets acquired and liabilities assumed as of December 31, 2016 as well as adjustments made through the three months ended June 30, 2017, when the allocation became final. Measurement period adjustments primarily reflect the tax impact of the acquisition date fair values.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The purchase price was allocated as follows:

	Acquisition Date Fair Value as of December 31, 2016	Measurement period adjustments	Revised Acquisition Date Fair Value
Assets
Current assets:
Cash and cash equivalents	$16,094	$—	$16,094
Accounts receivable	8,764	—	8,764
Prepaid expenses and other current assets	3,507	—	3,507
Total current assets	28,365	—	28,365
Property and equipment	757	—	757
Software, net	242	—	242
Intangible assets	101,770	—	101,770
Restricted cash	51	—	51
Total assets acquired	131,185	—	131,185

Liabilities
Current liabilities:
Accounts payable	1,841	—	1,841
Accrued expenses	9,299	—	9,299
Deferred revenue, current portion	1,735	—	1,735
Total current liabilities	12,875	—	12,875
Deferred tax liabilities, net, non-current	29,355	(5,482)	23,873
Total liabilities assumed	42,230	(5,482)	36,748

Net identifiable assets acquired	88,955	5,482	94,437
Goodwill	143,073	(5,482)	137,591
Total purchase price	$232,028	$—	$232,028
Identifiable intangible assets recognized in connection with the acquisition included:

Amount
Customer relationships	$85,900
Developed technologies	13,768
Non-compete agreements	972
Trade names	1,130
$101,770

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Goodwill
The following table provides a summary of the changes in the carrying amounts of goodwill which is attributable to our business segment:

Balance at December 31, 2016	$360,363
Decrease in goodwill related acquisition of Nexmo	(5,482)
Currency translation adjustments	11,925
Balance at June 30, 2017	$366,806
Pro forma financial information
The following unaudited supplemental pro forma information presents the combined historical results of operations of Vonage and Nexmo for the six months ended June 30, 2016, as if the acquisition had been completed at the beginning of 2016.

Six Months Ended
June 30,
2016
Revenues	$494,094
Net income	$5,887
Earnings per common share - basic	$0.03
Earnings per common share - diluted	$0.03
The pro forma financial information includes certain adjustments to reflect expenses in the appropriate pro forma periods as though the companies were combined as of the beginning of 2016 and includes the pro-forma impact of amortization of identifiable intangibles assets and interest expense on borrowings under our revolving line of credit utilized to, in part, finance the acquisition. The pro forma data was also adjusted to eliminate non-recurring transaction costs incurred by us as well as the related tax impact. The pro forma results are not necessarily indicative of the results that we would have achieved had the transaction actually occurred on January 1, 2016 and does not purport to be indicative of future financial operating results nor does it reflect any operating efficiencies and cost savings that may be realized from the integration of the acquisition.

Note 9. Industry Segment and Geographic Information
ASC 280 "Segment Reporting" establishes reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. Under ASC 280, the method for determining what information to report is based upon the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. Our chief operating decision-maker reviews revenue and gross margin information for each of our reportable segments, but does not review operating expenses on a segment by segment basis. In addition, with the exception of goodwill and intangible assets, we do not identify or allocate our assets by the reportable segments.

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
For our segments we categorize revenues as follows:
Services revenues. Services revenues consists primarily of revenue attributable to our communication services for Consumer and Software Defined Wide Area Network, or SD-WAN, UCaaS and CPaaS services for Business,
Product revenues. Product revenues includes equipment sold to customers, shipping and handling, professional services, and broadband access.
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
USF cost of revenues. USF cost of revenues represents contributions to the Federal Universal Service Fund (“USF”) and related fees.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Information about our segment results for the three and six months ended June 30, 2017 were as follows:

	Three Months Ended			Six Months Ended
	June 30, 2017			June 30, 2017
	Business	Consumer	Total	Business	Consumer	Total
Revenues
Service revenues	$103,825	$115,636	$219,461	$196,116	$234,753	$430,869
Product revenues (1)	13,392	201	13,593	26,752	404	27,156
Service and product revenues	117,217	115,837	233,054	222,868	235,157	458,025
USF revenues	6,497	12,285	18,782	12,648	24,510	37,158
Total revenues	123,714	128,122	251,836	235,516	259,667	495,183

Cost of revenues
Service cost of revenues (2)	49,246	21,435	70,681	88,441	43,535	131,976
Product cost of revenues (1)	12,456	1,942	14,398	25,658	3,958	29,616
Service and product cost of revenues	61,702	23,377	85,079	114,099	47,493	161,592
USF cost of revenues	6,497	12,285	18,782	12,648	24,510	37,158
Total cost of revenues	68,199	35,662	103,861	126,747	72,003	198,750

Gross margin
Service margin	54,579	94,201	148,780	107,675	191,218	298,893
Product margin	936	(1,741)	(805)	1,094	(3,554)	(2,460)
Gross margin ex-USF (Service and product margin)	55,515	92,460	147,975	108,769	187,664	296,433
USF margin	—	—	—	—	—	—
Gross margin	$55,515	$92,460	$147,975	$108,769	$187,664	$296,433

Gross margin %
Service margin %	52.6%	81.5%	67.8%	54.9%	81.5%	69.4%
Gross margin ex-USF (Service and product margin %)	47.4%	79.8%	63.5%	48.8%	79.8%	64.7%
Gross margin %	44.9%	72.2%	58.8%	46.2%	72.3%	59.9%
(1) Includes customer premise equipment, access, professional services, and shipping and handling.
(2) Excludes depreciation and amortization of $5,003 and $1,860 for the three months ended June 30, 2017 and $9,878 and $3,767 for the six months ended June 30, 2017, respectively.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Information about our segment results for the three and six months ended June 30, 2016 were as follows:

	Three Months Ended			Six Months Ended
	June 30, 2016			June 30, 2016
	Business	Consumer	Total	Business	Consumer	Total
Revenues
Service revenues	$67,079	$133,462	$200,541	$123,552	$271,234	$394,786
Product revenues (1)	13,265	160	13,425	26,177	307	26,484
Service and product revenues	80,344	133,622	213,966	149,729	271,541	421,270
USF revenues	5,368	14,341	19,709	9,803	29,426	39,229
Total revenues	85,712	147,963	233,675	159,532	300,967	460,499

Cost of revenues
Service cost of revenues (2)	22,527	25,727	48,254	37,930	52,247	90,177
Product cost of revenues (1)	12,902	3,564	16,466	25,364	7,865	33,229
Service and product cost of revenues	35,429	29,291	64,720	63,294	60,112	123,406
USF cost of revenues	5,369	14,341	19,710	9,814	29,426	39,240
Total cost of revenues	40,798	43,632	84,430	73,108	89,538	162,646

Gross margin
Service margin	44,552	107,735	152,287	85,622	218,987	304,609
Product margin	363	(3,404)	(3,041)	813	(7,558)	(6,745)
Gross margin ex-USF (Service and product margin)	44,915	104,331	149,246	86,435	211,429	297,864
USF margin	(1)	—	(1)	(11)	—	(11)
Gross margin	$44,914	$104,331	$149,245	$86,424	$211,429	$297,853

Gross margin %
Service margin %	66.4%	80.7%	75.9%	69.3%	80.7%	77.2%
Gross margin ex-USF (Service and product margin %)	55.9%	78.1%	69.8%	57.7%	77.9%	70.7%
Gross margin %	52.4%	70.5%	63.9%	54.2%	70.2%	64.7%
(1) Includes customer premise equipment, access, professional services, and shipping and handling.
(2) Excludes depreciation and amortization of $4,473 and $2,512 for the three months ended June 30, 2016 and $8,792 and $5,026 for six months ended June 30, 2016, respectively

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

A reconciliation of the total of the reportable segments' gross margin to consolidated income before provision for income taxes is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Total reportable gross margin	$147,975	$149,245	$296,433	$297,853
Sales and marketing	79,738	83,344	161,669	162,945
Engineering and development	6,670	7,243	15,040	14,077
General and administrative	36,514	35,053	71,600	61,723
Depreciation and amortization	18,394	18,218	36,341	35,197
Income from operations	6,659	5,387	11,783	23,911

Interest income	4	25	9	46
Interest expense	(3,861)	(3,057)	(7,564)	(5,503)
Other income (expense), net	686	104	466	258
Income before income taxes	$3,488	$2,459	$4,694	$18,712
Information about our operations by geographic location is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenues:
United States	$214,182	$217,871	$427,506	$435,088
Canada	9,002	6,540	16,447	12,613
United Kingdom	6,926	4,081	8,244	7,615
Other Countries (1)	21,726	5,183	42,986	5,183
	$251,836	$233,675	$495,183	$460,499
(1) No individual other international country represented greater than 10% of total revenue during the periods presented.

	June 30, 2017	December 31, 2016
Long-lived assets:
United States	$622,754	$629,269
United Kingdom	410	450
Israel	273	286
	$623,437	$630,005

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 10. Income Taxes

Effective Tax Rate

The income tax provision consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Income before income taxes	$3,488	$2,459	$4,694	$18,712
Income tax benefit (expense)	1,337	(2,241)	6,044	(10,563)
Effective tax rate	(38.3)%	91.1%	(128.8)%	56.5%
We recognize income tax expense equal to pre-tax income multiplied by our effective income tax rate. In addition, adjustments are recorded for discrete period items and changes to our state effective tax rate which can cause the rate to fluctuate from quarter to quarter.
For the three months and six months ended June 30, 2017, our effective tax rate was different than the statutory rate due to discrete period tax benefits of $8,325 and $1,433 which were recognized related to excess tax benefits on equity compensation recognized primarily in the first quarter of 2017 as well as an adjustment to our deferred asset related to stock compensation.
For the three and six months ended June 30, 2016, our effective tax rate was different than the statutory rate due to a discrete period tax expense of $1,220 was recorded related to expired stock options recognized in the first quarter of 2016 which was partially offset by $389 which was recorded during the second quarter of 2016. The provision also includes the federal alternative minimum tax and state and local income taxes.
We do not have any uncertain tax positions as of June 30, 2017 and December 31, 2016.
Net Operating Loss Carry Forwards ("NOLs")
As of December 31, 2016, we had cumulative domestic Federal NOLs of $575,476 and cumulative state NOLs of $158,848, expiring at various times from years ending 2017 through 2036. In addition, we had NOLs for United Kingdom tax purposes of $43,006 with no expiration date. In connection with the completion of our accounting of the acquisition of Nexmo, we adjusted our cumulative domestic Federal NOLs to $585,622 as of June 30, 2017 and did not impact our cumulative state NOLs or the United Kingdom.
On June 8, 2017, at the Vonage 2017 annual meeting of stockholders, stockholders ratified the extension of the Tax Benefits Preservation Plan ("Preservation Plan") through June 30, 2019. Refer to Note 8, Common Stock to our Annual Report on Form 10-K for the year ended December 31, 2016 for a complete description of the Preservation Plan.

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
Overview and Strategy
We are a leading provider of cloud communications services for businesses and consumers. Our business services transform the way people work and businesses operate through a portfolio of communications solutions that enable internal collaboration among employees, while also keeping companies closely connected with their customers, across any mode of communication, on any cloud-connected device. Vonage customers can choose among or combine two separate service delivery options to suit their specific cloud communication needs. They can buy Vonage Business as a subscription and they can buy our Vonage API Platform and consume our cloud communication as a service product as programmable modules, delivered via application program interfaces. We also provide a robust suite of feature-rich residential communication solutions.
Business
For our Business customers, we provide innovative, cloud-based Unified Communications as a Service, or UCaaS, solutions, comprised of integrated voice, text, video, data, collaboration, and mobile applications over our flexible, scalable Session Initiation Protocol (SIP) based Voice over Internet Protocol, or VoIP, network. Through our acquisition of Nexmo in 2016, we also offer CPaaS solutions designed to enhance the way businesses communicate with their customers by embedding communications into apps, websites and business processes. In combination, our products and services permit our business customers to communicate with their customers and employees through any cloud-connected device, in any place, at any time without the often costly investment required with on-site equipment. We have a robust set of product families tailored to serve the full range of the business value chain, from the small and medium business, or SMB, market, through mid-market and enterprise markets. We provide customers with multiple deployment options, designed to provide the reliability and quality of service they demand. We provide customers the ability to integrate our cloud communications platform with many cloud-based productivity and CRM solutions, including Google’s G Suite, Zendesk, Salesforce’s Sales Cloud, Oracle, and Clio.

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
We had approximately 2.3 million combined consumer subscriber lines and business seats as of June 30, 2017. Customers in the United States represented 85% of our consolidated revenues at June 30, 2017, with the balance in Canada, the United Kingdom, and other countries. Nexmo has operations in the United States, United Kingdom, Hong Kong, and Singapore, and provides CPaaS solutions to our customers located in many countries around the world.
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
Regulation. Our business has developed in a relatively lightly regulated environment. The United States and other countries, however, are examining how VoIP services should be regulated. In particular, state telecommunications regulators continue to try to regulate VoIP service despite the FCC’s 2004 Vonage Preemption Order that preempted state regulation. For example, on July 28, 2015, the Minnesota Public Utility Commission found that it has authority to regulate Charter’s ‘fixed' interconnected VoIP service. In addition to regulatory matters that directly address VoIP, a number of other regulatory initiatives could impact our business. One such regulatory initiative is net neutrality. On February 26, 2015, the FCC adopted strong net neutrality rules. Several parties filed appeals which are pending at the D.C. Circuit Court of Appeals. Oral arguments at the D.C. Circuit Court of Appeals were held on December 4, 2015. On June 14, 2016, the D.C. Circuit of Appeals denied the appeals. Several parties filed a petition for rehearing en banc on July 29, 2016, which was denied on May 1, 2017. See also the discussion under "Regulation" in Note 7 to our financial statements for a discussion of regulatory issues that impact us.

Key Operating Data
The table below includes key operating data that our management uses to measure the growth and operating performance of the Business segment:

Business	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues (1)	$123,714	$85,712	$235,516	$159,532
Average monthly revenues per seat (2)	$43.99	$44.76	$43.93	$44.65
Seats (at period end) (2) (3)	683,079	591,707	683,079	591,707
Revenue churn (2)	1.4%	1.4%	1.4%	1.4%
(1) Includes revenue from CPaaS of $35,171 and $61,416 for the three and six months ended June 30, 2017, respectively, and $7,698 for both the three and six months ended June 30, 2016.
(2) UCaaS only.
(3) Seats (at period end) included an adjustment of 13,352 for both the three and six months ended June 30, 2016.
Revenues. Includes revenues from our business customers from acquired entities and excludes revenues from our legacy business customers.
Average monthly revenues per seat. Average monthly revenues per seat for a particular period is calculated by dividing revenues for that period by the simple average number of seats for the period, and dividing the result by the number of months in the period. The simple average number of seats for the period is the number of seats on the first day of the period, plus the number of seats on the last day of the period, divided by two. Our average monthly revenues per seat decreased from $44.76 and $44.65 for the three and six months ended June 30, 2016, respectively, to $43.99 and $43.93 for the three and six months ended June 30, 2017 due to our plan to sell access more selectively and the removal of one month of revenues associated with our Hosted Infrastructure product line.
Seats. Seats include, as of a particular date, all paid seats from which a customer can make an outbound telephone call on that date and virtual seats. Seats exclude electronic fax lines and toll free numbers, which do not allow outbound telephone calls by customers. Seats increased from 591,707 as of June 30, 2016 to 683,079 as of June 30, 2017. This increase is due to continued growth in our business customers as we have increased marketing investment to attract these more profitable customers.
Revenue Churn.  Revenue churn is calculated by dividing the monthly recurring revenue from customers or customer locations that have terminated during a period by the simple average of the total monthly recurring revenue from all customers in a given period. The simple average of total monthly recurring revenue from all customers during the period is the total monthly recurring revenue on the first day of the period, plus the total monthly recurring revenue on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first month after activation. Other companies may calculate revenue churn differently, and their revenue churn data may not be directly comparable to ours. Revenue churn was 1.4% for each of the three and six months ended June 30, 2017 and June 30, 2016. Our revenue churn will fluctuate over time due to economic conditions, loss of customers who are acquired, and competitive pressures including promotional pricing. We are continuing to invest in our overall quality of service which includes customer care headcount and systems, billing systems, on-boarding processes and self-service options to ensure we scale our processes to our growth and continue to improve the overall customer experience.

The table below includes key operating data that our management uses to measure the growth and operating performance of the Consumer segment:

Consumer	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues	$128,122	$147,963	$259,667	$300,967
Average monthly revenues per subscriber line	$26.33	$26.61	$26.18	$26.64
Subscriber lines (at period end)	1,594,857	1,824,668	1,594,857	1,824,668
Customer churn	1.9%	2.1%	2.0%	2.2%
Revenues. Represents revenue from our Consumer customers including revenues from our legacy business customers using Vonage VoIP products.
Average monthly revenues per subscriber line. Average monthly revenues per subscriber line for a particular period is calculated by dividing our revenues for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. The simple average number of subscriber lines for the period is the number of subscriber lines on the first day of the period, plus the number of subscriber lines on the last day of the period, divided by two. Our average monthly revenues per subscriber line decreased from $26.61 and $26.64 for the three and six months ended June 30, 2016, respectively, to $26.33 and $26.18 for the three and six months ended June 30, 2017, respectively, due primarily to lower ILD pay-per-use revenue.
Subscriber lines. Our subscriber lines include, as of a particular date, all paid subscriber lines from which a customer can make an outbound telephone call on that date. Our subscriber lines include fax lines, including fax lines bundled with subscriber lines in our small office home office calling plans and soft phones, but do not include our virtual phone numbers and toll free numbers, which only allow inbound telephone calls to customers. Subscriber lines decreased from 1,824,668 as of June 30, 2016 to 1,594,857 as of June 30, 2017, reflecting planned actions to enhance the profitability of the assisted sales channel by eliminating lower performing locations and restructuring the pricing offers, and to shift investment to our business market.
Customer churn. Customer churn is calculated by dividing the number of customers that have terminated during a period by the simple average of number of customers in a given period. The simple average number of customers during the period is the number of customers on the first day of the period, plus the number of customers on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first month after activation. Other companies may calculate customer churn differently, and their customer churn data may not be directly comparable to ours. Customer churn decreased to 1.9% for the three months ended June 30, 2017 from 2.1% for the three months ended June 30, 2016, and decreased to 2.0% from 2.2% the six months ended June 30, 2017 and 2016, respectively. We monitor customer churn on a daily basis and use it as an indicator of the level of customer satisfaction. Customers who have been with us for a year or more tend to have a lower churn rate than customers who have not. In addition, our customers who are international callers generally churn at a lower rate than customers who are domestic callers. Our customer churn will fluctuate over time due to economic conditions, competitive pressures including promotional pricing targeting international long distance callers, marketplace perception of our services, and our ability to provide high quality customer care and network quality and add future innovative products and services.

Results of Operations
The following table sets forth, as a percentage of total revenues, our consolidated statement of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Total revenues	100%	100%	100%	100%

Operating Expenses:
Cost of service (exclusive of depreciation and amortization)	39	33	37	32
Cost of goods sold	2	3	3	4
Sales and marketing	32	36	33	35
Engineering and development	3	3	3	3
General and administrative	14	15	14	13
Depreciation and amortization	7	8	7	8
Total operating expenses	97	98	97	95
Income from operations	3	2	3	5
Other Income (Expense):
Interest income	—	—	—	—
Interest expense	(2)	(1)	(2)	(1)
Other income (expense), net	—	—	—	—
Total other income (expense), net	(2)	(1)	(2)	(1)
Income before income taxes	1	1	1	4
Income tax benefit (expense)	1	(1)	1	(2)
Net income	2%	—%	2%	2%

Management's discussion of the results of operations for the Three and Six Months Ended June 30, 2017 and 2016
We calculate gross margin in order to evaluate operating revenues as total revenues less cost of service, which primarily consists of fees that we pay to third parties on an ongoing basis in order to provide our services, and cost of goods sold which primarily includes costs incurred when a customer first subscribes to our service. The following table presents the composition of gross margin for the three and six month periods ending June 30, 2017 and 2016:

(in thousands, except percentages)	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2017	2016	Dollar Change	Percent Change	2017	2016	Dollar Change	Percent Change
Total revenues	$251,836	$233,675	$18,161	8%	$495,183	$460,499	$34,684	8%
Cost of service	97,674	76,078	21,596	28%	185,270	145,228	40,042	28%
Cost of goods sold	6,187	8,352	(2,165)	(26)%	13,480	17,418	(3,938)	(23)%
Gross margin	$147,975	$149,245	$(1,270)	(1)%	$296,433	$297,853	$(1,420)	—%
Excludes depreciation and amortization of $6,863 and $6,985 for the three months ended June 30, 2017 and 2016, respectively and $13,645 and $13,818 for the six months ended June 30, 2017 and 2016, respectively.
.

Business Gross Margin

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2017	2016	Dollar Change	Percent Change	2017	2016	Dollar Change	Percent Change
Revenues
Service revenues	$103,825	$67,079	$36,746	55%	$196,116	$123,552	$72,564	59%
Product revenues (1)	13,392	13,265	127	1%	26,752	26,177	575	2%
Service and product revenues	117,217	80,344	36,873	46%	222,868	149,729	73,139	49%
USF revenues	6,497	5,368	1,129	21%	12,648	9,803	2,845	29%
Total revenues	123,714	85,712	38,002	44%	235,516	159,532	75,984	48%

Cost of revenues
Service cost of revenues (2)	49,246	22,527	26,719	119%	88,441	37,930	50,511	133%
Product cost of revenues (1)	12,456	12,902	(446)	(3)%	25,658	25,364	294	1%
Service and product cost of revenues	61,702	35,429	26,273	74%	114,099	63,294	50,805	80%
USF cost of revenues	6,497	5,369	1,128	21%	12,648	9,814	2,834	29%
Total cost of revenues	68,199	40,798	27,401	67%	126,747	73,108	53,639	73%

Gross margin
Service margin	54,579	44,552	10,027	23%	107,675	85,622	22,053	26%
Gross margin ex-USF (Service and product margin)	55,515	44,915	10,600	24%	108,769	86,435	22,334	26%
Gross margin	$55,515	$44,914	$10,601	24%	$108,769	$86,424	$22,345	26%

Gross Margin %
Service margin %	52.6%	66.4%	54.9%	69.3%
Gross margin ex-USF (Service and product margin) %	47.4%	55.9%	48.8%	57.7%
Gross margin %	44.9%	52.4%	46.2%	54.2%

(1)	Includes customer premise equipment, access, professional services, and shipping and handling.

(2)
Excludes depreciation and amortization for the three and six months ended June 30, 2017 of $5,003 and $9,878, respectively and for the three and six months ended June 30, 2016 $4,473, and $8,792, respectively.

Three Months Ended June 30, 2017 compared to Three Months Ended June 30, 2016
Service revenues. Service revenues increased by $36,746, or 55%, due primarily to Nexmo, which was acquired on June 3, 2016 and represents 34% of the total increase as compared to the prior year quarter which excludes a current period correction in reporting a portion of revenues on a gross basis rather than net. Service revenues were also favorably impacted by an increase in the number of Business seats as we have shifted marketing investments from Consumer to attract more profitable Business customers. During 2017, our CPaaS revenue growth has predominately come from lower margin business for which our strategy of increasing higher margin CPaaS integrated voice business is currently underway. This increase is slightly offset by decrease in service revenues attributed to the sale of our Hosted Infrastructure product line completed on May 31, 2017.
Service cost of revenues. Service cost of revenues increased by $26,719, or 119%, due primarily to costs associated with Nexmo which was acquired on June 3, 2016. Costs were also slightly impacted by higher technical care costs and network operations cost in support of growth in segment.

USF revenues and USF cost of revenues. USF revenues increased by $1,129, or 21% and USF cost of revenues increased by $1,128, or 21%, due to synchronization of methodologies across Business segment and increase in the number of Business seats.
Six Months Ended June 30, 2017 compared to Six Months Ended June 30, 2016
Service revenues. Service revenues increased by $72,564, or 59%, due primarily to the acquisition of Nexmo on June 3, 2016 which attributed to approximately 43% of the increase as compared to the six months ended June 30, 2016. Also attributing to the increase in the current year was an increase in the number of Business seats as we have shifted marketing investments from Consumer to attract more profitable Business customers.
Service cost of revenues. Service cost of revenues increased by $50,511, or 133%, due primarily to the acquisition of Nexmo along with the prospective presentation beginning the quarter ended June 30, 2017 of costs associated with Nexmo's trading activities on a gross basis as discussed above. Costs during the current year period are also slightly higher due to increased technical care costs and network operations cost in support of growth in the segment.
USF revenues and USF cost of revenues. USF revenues increased by $2,845, or 29% and USF cost of revenues increased by $2,834, or 29%, due to synchronization of methodologies across Business segment and increase in the number of Business seats.

Consumer Gross Margin

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2017	2016	Dollar Change	Percent Change	2017	2016	Dollar Change	Percent Change
Revenues
Service revenues	$115,636	$133,462	$(17,826)	(13)%	$234,753	$271,234	$(36,481)	(13)%
Product revenues (1)	201	160	41	26%	404	307	97	32%
Service and product revenues	115,837	133,622	(17,785)	(13)%	235,157	271,541	(36,384)	(13)%
USF revenues	12,285	14,341	(2,056)	(14)%	24,510	29,426	(4,916)	(17)%
Total revenues	128,122	147,963	(19,841)	(13)%	259,667	300,967	(41,300)	(14)%

Cost of revenues
Service cost of revenues (2)	21,435	25,727	(4,292)	(17)%	43,535	52,247	(8,712)	(17)%
Product cost of revenues (1)	1,942	3,564	(1,622)	(46)%	3,958	7,865	(3,907)	(50)%
Service and product cost of revenues	23,377	29,291	(5,914)	(20)%	47,493	60,112	(12,619)	(21)%
USF cost of revenues	12,285	14,341	(2,056)	(14)%	24,510	29,426	(4,916)	(17)%
Total cost of revenues	35,662	43,632	(7,970)	(18)%	72,003	89,538	(17,535)	(20)%

Gross margin
Service margin	94,201	107,735	(13,534)	(13)%	191,218	218,987	(27,769)	(13)%
Gross margin ex-USF (Service and product margin)	92,460	104,331	(11,871)	(11)%	187,664	211,429	(23,765)	(11)%
Gross margin	$92,460	$104,331	$(11,871)	(11)%	$187,664	$211,429	$(23,765)	(11)%

Gross Margin %
Service margin %	81.5%	80.7%	81.5%	80.7%
Gross margin ex-USF (Service and product margin) %	79.8%	78.1%	79.8%	77.9%
Gross margin %	72.2%	70.5%	72.3%	70.2%

(1)	Includes customer premise equipment, professional services, and shipping and handling.

(2)
Excludes depreciation and amortization for the three and six months ended June 30, 2017 of $1,860 and $3,767, respectively and for the three and six months ended June 30, 2016 $2,512, and $5,026, respectively.

Three Months Ended June 30, 2017 compared to Three Months Ended June 30, 2016
Service revenues. Service revenues decreased by $17,826, or 13%, due to fewer subscriber lines reflecting planned actions to enhance profitability by modulating marketing spend, restructuring pricing offers, and targeting consumers with lower subscriber acquisition cost and churn profiles.
Service cost of revenues. Service cost of revenues decreased by $4,292, or 17% due to fewer subscriber lines reflecting planned actions to enhance profitability by modulating marketing spend, restructuring pricing offers, and targeting consumers with lower subscriber acquisition cost and churn profiles.
Product cost of revenues. Product cost of revenues decreased by $1,622, or 46%, due to the decrease in customers' equipment costs due to lower new customer additions.
USF revenues. USF revenues decreased by $2,056, or 14%, and USF cost of revenues decreased by $2,056, or 14% due to lower subscriber lines.

Six Months Ended June 30, 2017 compared to Six Months Ended June 30, 2016
Service revenues. Service revenues decreased by $36,481, or 13%, due to fewer subscriber lines reflecting planned actions to enhance profitability by modulating marketing spend, restructuring pricing offers, and targeting consumers with lower subscriber acquisition cost and churn profiles.
Service cost of revenues. Service cost of revenues decreased by $8,712, or 17% due to fewer subscriber lines reflecting planned actions to enhance profitability by modulating marketing spend, restructuring pricing offers, and targeting consumers with lower subscriber acquisition cost and churn profiles.
Product cost of revenues. Product cost of revenues decreased by $3,907, or 50%, due to the decrease in customers' equipment costs due to lower new customer additions and a decrease in reserve related to inventory.
USF revenues and USF cost of revenues. USF revenues decreased by $4,916, or 17%, and USF cost of revenues decreased by $4,916, or 17% due to lower subscriber lines.
Other Operating Expenses

The following table presents our other operating costs during the three and six months ended June 30, 2017 and 2016, respectively:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2017	2016	Dollar Change	Percent Change	2017	2016	Dollar Change	Percent Change
Sales and marketing	$79,738	$83,344	$(3,606)	(4)%	$161,669	$162,945	$(1,276)	(1)%
Engineering and development	6,670	7,243	(573)	(8)%	15,040	14,077	963	7%
General and administrative	36,514	35,053	1,461	4%	71,600	61,723	9,877	16%
Depreciation and amortization	18,394	18,218	176	1%	36,341	35,197	1,144	3%
Total other operating expenses	$141,316	$143,858	$(2,542)	(2)%	$284,650	$273,942	$10,708	4%
Three Months Ended June 30, 2017 compared to Three Months Ended June 30, 2016

Total other operating expenses decreased by $2,542 as compared to the three months ended June 30, 2016 due to the following:

•
Sales and marketing expense decreased by $3,606 due to a reduction in Consumer marketing reflecting planned actions to enhance profitability by targeting consumers with lower subscriber acquisition cost and churn profiles which was largely offset by an increase in Business marketing as we have shifted marketing investment to attract these more profitable customers and an increase from Nexmo which was acquired in June 2016.

•	Engineering and development expense decreased by $573 due to decreased costs associated with engineering costs related to Consumer as compared to the prior year.

•	General and administrative expense increased by $1,461 primarily due to the acquisition of Nexmo during the previous year.

Six Months Ended June 30, 2017 compared to Six Months Ended June 30, 2016

Total other operating expenses increased by $10,708 as compared to the six months ended June 30, 2016 due to the following:

•
Sales and marketing expense decreased slightly by $1,276 primarily due to a shift in marketing investments from Consumer to Business customers as part of an effort to attract these more profitable customers during the current year.

•	Engineering and development expense increased by $963 due to incremental investment in new business products and services and the acquisition of Nexmo in June 2016.

•
General and administrative expense increased by $9,877 primarily due the acquisition of Nexmo during the prior year along with costs associated with restructuring activities during the current year period.

•	Depreciation and amortization increased by $1,144 primarily due to the amortization of intangibles from the acquisition of Nexmo.

Other Income (Expense)

(in thousands, except percentages)	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2017	2016	Dollar Change	Percent Change	2017	2016	Dollar Change	Percent Change
Interest income	$4	$25	$(21)	(84)%	$9	$46	$(37)	(80)%
Interest expense	(3,861)	(3,057)	(804)	(26)%	(7,564)	(5,503)	(2,061)	(37)%
Other income (expense), net	686	104	582	560%	466	258	208	81%
	$(3,171)	$(2,928)	$(243)		$(7,089)	$(5,199)	$(1,890)
Three Months Ended June 30, 2017 compared to Three Months Ended June 30, 2016
Interest expense. The increase in interest expense of $804, or 26%, was due mainly to the funds we borrowed from the 2016 Credit Facility in June 2016 in connection with the acquisition of Nexmo and the additional funds we borrowed in the first quarter of 2017 to fund operations.
Other income (expense), net. The increased in other income (expense), net of $582, or 560%, was due mainly to the gain on the sale of the Hosted Infrastructure product line completed on May 31, 2017 as further describe in Note 8, Acquisitions and Dispositions.
Six Months Ended June 30, 2017 compared to Six Months Ended June 30, 2016
Interest expense. The increase in interest expense of $2,061, or 37%, was due mainly to the funds we borrowed from the 2016 Credit Facility in June 2016 in connection with the acquisition of Nexmo and the additional funds we borrowed in the first quarter of 2017 to fund operations.
Other income (expense), net. The increased in other income (expense), net of $208, or 81%, was due the sale of the Hosted Infrastructure product line as discussed above and was slightly offset by unfavorable currency fluctuations.
Provision for Income Taxes
During the three and six months ended June 30, 2017, we recognized discrete period tax benefits of $8,325 and $1,433 which were recognized related to excess tax benefits on equity compensation recognized primarily in the first quarter of 2017 as well as an adjustment to our deferred asset related to stock compensation.
In the first quarter of 2016 a discrete period tax expense of $1,220 was recorded related to expired stock options which was partially offset by $389 which was recorded during the second quarter of 2016. The provision also includes the federal alternative minimum tax and state and local income taxes.

Liquidity and Capital Resources
For the six months ended June 30, 2017, we generated cash from operations. We expect to continue to balance efforts to grow our revenue while consistently achieving operating profitability. To grow our revenue, we continue to make investments in growth initiatives, marketing, application development, network quality and expansion, and customer care. Although we believe we will achieve consistent profitability in the future, we ultimately may not be successful and we may not achieve consistent profitability. We believe that cash flow from operations and cash on hand will fund our operations for at least the next twelve months.
The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2017	2016	Dollar Change
	(in thousands)
Net cash provided by operating activities	$32,693	$42,527	(9,834)
Net cash used in investing activities	(14,277)	(182,785)	168,508
Net cash (used)/provided by financing activities	(21,378)	106,323	(127,701)

Operating Activities
Cash provided by operating activities decreased to $32,693 for the six months ended June 30, 2017 compared to $42,527 for the six months ended June 30, 2016, primarily due to a decrease in non-cash adjustments to net income associated with deferred taxes of $17,008 slightly offset by an increase in stock compensation expense during the six months ended June 30, 2017 associated with the acquisition of Nexmo of $4,221.
Changes in working capital requirements include changes in accounts receivable, inventory, prepaid and other assets, accounts payable, accrued and other liabilities, and deferred revenue and costs. Cash used for working capital requirements decreased by $665 during the six months ended June 30, 2017 compared to the prior year period.
Investing Activities
Cash used in investing activities for the six months ended June 30, 2017 of $14,277 was mainly attributable to the purchase of capital expenditures of $8,995 and development of software assets of $6,884, offset by the sales of marketable securities, net of purchase of $602 and cash proceeds of $1,000 associated with the sale of the Hosted Infrastructure product line in the second quarter of 2017.
Cash used in investing activities for the six months ended June 30, 2016 of $182,785 was mainly attributable to the acquisition of Nexmo for cash proceeds of $163,042, purchase of capital expenditures of $15,948 and development of software assets of $5,655, offset by the sales of marketable securities, net of purchase of $1,860.

Financing Activities
Cash used in financing activities for the six months ended June 30, 2017 of $21,378 was primarily attributable to $9,375 in 2016 term note principal payments, $10,000 in 2016 revolving credit facility principal payments, $2,500 in patent license payments, $2,361 in capital lease payments, $9,542 in common stock repurchases, and $14,562 in employee taxes paid on withholding shares, offset by $11,962 in proceeds received from the exercise of stock options and $15,000 in proceeds received from issuance of notes payable.
Cash provided by financing activities for the six months ended June 30, 2016 of $106,323 was primarily attributable to $181,250 in net proceeds received from our 2016 Credit Facility and $3,023 in proceeds received from the exercise of stock option, offset by $4,687 in 2016 term note principal payments, $15 million in 2016 revolving credit facility principal payments, $3,750 in 2015 term note principal payments, $10 million in 2015 revolving credit facility principal payments, $4,250 in patent license payments, $2,079 in capital lease payments, $32,902 in common stock repurchases, $1,316 in debt related costs payments, and $3,966 in employee taxes paid on withholding shares.

Available Borrowings Under the 2016 Credit Facility
We maintain significant availability under our lines of credit to meet our short-term liquidity requirements. As of June 30, 2017, amounts available under the 2016 Credit Facility totaled $111 million.

State and Local Sales Taxes
We also have contingent liabilities for state and local sales taxes. As of June 30, 2017, we had a reserve of $653. If our ultimate liability exceeds this amount, it could affect our liquidity unfavorably. However, we do not believe it will significantly impair our liquidity.
Capital Expenditures
For the six months ended June 30, 2017, capital expenditures were primarily for the implementation of software solutions and purchase of network equipment as we continue to expand our network. Our capital expenditures for the six months ended June 30, 2017 were $15,879, of which $6,884 was for software acquisition and development. The majority of these expenditures are comprised of investments in information technology and systems infrastructure, including an electronic data warehouse, online customer service, and customer management platforms. For 2017, we believe our capital and software expenditures will be approximately $38,000. This amount is net of Tenant Improvement capital dollars we are investing in our Holmdel, New Jersey headquarters which are being refunded by the building owner in connection with the long-term lease renewal we executed in the fourth quarter of 2015.
Common Stock Repurchases
On December 9, 2014, Vonage's Board of Directors authorized a new program for the Company to repurchase up to $100.0 million of its outstanding common stock. Repurchases under the new program are expected to be made over a four-year period ending on December 31, 2018.
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
As of June 30, 2017, approximately $42,533 remained of our 2014 $100.0 million repurchase program. The repurchase program expires on December 31, 2018 but may be suspended or discontinued at any time without notice.

Off-Balance Sheet Arrangements
Obligations under Certain Guarantee Contracts
We enter guarantee arrangements in the normal course of business to facilitate transactions with third parties. These arrangements include financial and performance guarantees, stand-by letters of credit, debt guarantees and indemnifications. As of June 30, 2017 and December 31, 2016 we had stand-by letters of credit totaling $1,580 and $1,578, respectively.

Contractual Obligations and Commitments
Except as set forth below and in Note 7. Commitments and Contingencies included in Part 1, Item 1 of this Form 10-Q, there were no significant changes in our commitments under contractual obligations as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
Contingencies
There has been and may be in the future substantial litigation in the areas in which we operate regarding alleged infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. We record a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss or range of loss can be reasonably estimated. Such legal proceedings are inherently unpredictable and subject to further uncertainties. Should any of these estimates and assumptions change it is possible that the resolution of the matters described in Note 7. Commitments and Contingencies included in Part 1, Item 1 of this Form 10-Q could have a material adverse effect on our consolidated financial position, cash flows or results of operations.

Critical Accounting Policies
Our consolidated statements and accompanying notes are prepared in accordance with U.S. GAAP. Our significant accounting policies are described in Note 1, Basis of Presentation and Significant Accounting Policies to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. The preparation of financial statements and related disclosures in compliance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. The application of these policies involves judgment regarding future events and these judgments could materially affect the financial statements and disclosures based on varying assumptions, which may be appropriate to use.
We identify our most critical accounting policies as those that are the most pervasive and important to the portrayal of our financial position and results of operations, and those that require the most difficult, subjective or complex judgments by management regarding estimates. Our critical accounting policies include revenue recognition, impairment of goodwill and long lived assets, income taxes and valuation allowance for deferred taxes, share-based compensation, inventory and accounting for business combinations.
We perform our annual test of goodwill on October 1st, and when specific circumstances dictate, between annual tests. As of June 30, 2017, our goodwill is attributable to our Business operating segment.

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
Interest Rate and Debt Risk
Our exposure to market risk for changes in interest rates primarily relates to our long-term debt. Our 2016 Credit Facility consisting of a $125,000 term note and a $325,000 revolving credit facility. We are exposed to interest rate risk since amounts payable under the 2016 Credit Facility, at our option, bore interest as of June 30, 2017 at:

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

In order to hedge the variability of expected future cash interest payments related to the 2016 Credit Facility we have entered into three interest rate swap agreements which were executed on July 14, 2017. The swaps have an aggregate notional amount of $150 million and are effective on July 31, 2017 through June, 3, 2020 concurrent with the term of the 2016 Credit Facility. Under the swaps our interest rate is fixed at 4.7%. The interest rate swaps will be accounted for as cash flow hedges in accordance with ASC 815, Derivatives and Hedging.
As of June 30, 2017, if the interest rate on our variable rate debt changed by 1% on our 2016 term note, our annual debt service payment would change by approximately $1 million. As of June 30, 2017, if the interest rate on our variable rate debt changed by 1% on our 2016 revolving credit facility, our annual debt service payment would change by approximately $2.1 million.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective as of such date due to the material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 related to our controls over the preparation of the annual tax provision.

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

Remediation Plan. Management has begun implementing a remediation plan to address the control deficiency that led to the material weakness. The remediation plan includes (i) the implementation of additional review procedures designed to enhance our tax provision controls and (ii) strengthening our tax provision controls with improved documentation standards, oversight, and training. In the course of this remediation, we identified an additional error caused by the control deficiency identified at year-end, as described in more detail in Note 3 Correction of Prior Period Financial Statements. We are implementing enhanced review procedures and documentation standards and our plan is to remediate this material weakness by the end of 2017, subject to there being sufficient opportunities to conclude, through testing, that the enhanced control is operating effectively.

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
(c) Common stock repurchases (in thousands, except per share value):
During the three months ended June 30, 2017, we did not repurchase Vonage Holdings Corp. common stock pursuant to the 2014 $100.0 million repurchase program. When executed, repurchases occur in the open market and pursuant to a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934. As of June 30, 2017, approximately $42,533 remained of our 2014 $100.0 million repurchase program.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

10.1	Confidential Transition, Separation, and General Release Agreement between the Company and Joe Redling, dated May 23, 2017 (1)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101
The following financial statements from Vonage Holdings Corp.’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2017, filed with the Securities and Exchange Commission on August 4, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Stockholders’ Deficit; and (vi) the Notes to Condensed Consolidated Financial Statements.

(1) Filed herewith.

*	Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VONAGE HOLDINGS CORP.

Dated:	August 3, 2017	By:	/s/ David T. Pearson
David T. Pearson Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

10.1	Confidential Transition, Separation, and General Release Agreement between the Company and Joe Redling, dated May 23, 2017 (1)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101
The following financial statements from Vonage Holdings Corp.’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2017, filed with the Securities and Exchange Commission on August 4, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Stockholders’ Deficit; and (vi) the Notes to Condensed Consolidated Financial Statements.

(1) Filed herewith.

*	Management contract or compensatory plan or arrangement.