Form 10-Q
period 2017-09-30
VONAGE HOLDINGS CORP
filed 2017-11-07
CIK 1272830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	October 31, 2017
Common Stock, par value $0.001	228,671,311	shares

VONAGE HOLDINGS CORP.

Financial Information Presentation
For the financial information discussed in this Quarterly Report on Form 10-Q, other than per share and per line amounts, dollar amounts are presented in thousands, except where noted.

PART 1 - FINANCIAL INFORMATION
ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES
VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	September 30, 2017	December 31, 2016
Assets		(revised) (1)
Current assets:
Cash and cash equivalents	$29,869	$29,078
Marketable securities	—	601
Accounts receivable, net of allowance of $2,897 and $2,093, respectively	42,435	36,688
Inventory, net of allowance of $124 and $117, respectively	2,683	4,116
Deferred customer acquisition costs, current	1,466	2,610
Prepaid expenses	23,324	26,041
Other current assets	2,686	3,147
Total current assets	102,463	102,281
Property and equipment, net of accumulated depreciation of $143,265 and $129,166, respectively	45,760	48,415
Goodwill	371,535	360,363
Software, net of accumulated amortization of $94,917 and $87,626, respectively	23,574	21,971
Restricted cash	1,827	1,851
Intangible assets, net of accumulated amortization of $117,905 and $88,419, respectively	181,522	199,256
Deferred tax assets	192,879	184,210
Other assets	15,059	17,319
Total assets	$934,619	$935,666
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$33,070	$30,751
Accrued expenses	76,163	109,195
Deferred revenue, current portion	31,332	32,442
Current maturities of capital lease obligations	206	3,288
Current portion of notes payable	18,750	18,750
Total current liabilities	159,521	194,426
Indebtedness under revolving credit facility	182,000	209,000
Notes payable, net of debt related costs and current portion	77,361	91,124
Other liabilities	6,123	4,575
Total liabilities	425,005	499,125

Commitments and Contingencies (Note 7)

Stockholders’ Equity
Common stock, par value $0.001 per share; 596,950 shares authorized at September 30, 2017 and December 31, 2016; 295,633 and 282,319 shares issued at September 30, 2017 and December 31, 2016, respectively; 228,478 and 219,001 shares outstanding at September 30, 2017 and December 31, 2016, respectively	295	282
Additional paid-in capital	1,359,975	1,310,847
Accumulated deficit	(617,288)	(641,869)
Treasury stock, at cost, 67,155 shares at September 30, 2017 and 63,318 shares at December 31, 2016	(243,594)	(219,125)
Accumulated other comprehensive loss	10,226	(13,594)
Total stockholders’ equity	509,614	436,541
Total liabilities and stockholders’ equity	$934,619	$935,666

(1) see Note 3. Correction of Prior Period Financial Statements

See accompanying notes to condensed consolidated financial statements.

VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
		(revised) (1)		(revised) (1)
Total revenues	$253,083	$248,359	$748,266	$708,858

Operating Expenses:
Cost of service (exclusive of depreciation and amortization)	96,632	87,377	281,902	232,605
Cost of goods sold	6,306	8,591	19,786	26,009
Sales and marketing	73,576	83,731	235,245	246,676
Engineering and development	6,956	8,075	21,996	22,152
General and administrative	26,811	27,538	98,411	89,261
Depreciation and amortization	18,179	18,018	54,520	53,215
Total operating expenses	228,460	233,330	711,860	669,918
Income from operations	24,623	15,029	36,406	38,940
Other Income (Expense):
Interest income	3	19	12	65
Interest expense	(3,821)	(3,974)	(11,385)	(9,477)
Other income (expense), net	465	(495)	931	(237)
Total other income (expense), net	(3,353)	(4,450)	(10,442)	(9,649)
Income before income taxes	21,270	10,579	25,964	29,291
Income tax expense	(10,668)	(3,539)	(4,624)	(14,102)
Net income	$10,602	$7,040	$21,340	$15,189
Earnings per common share:
Basic	$0.05	$0.03	$0.10	$0.07
Diluted	$0.04	$0.03	$0.09	$0.07
Weighted-average common shares outstanding:
Basic	227,943	217,000	223,956	214,872
Diluted	242,720	234,868	242,552	227,499

(1) see Note 3. Correction of Prior Period Financial Statements

See accompanying notes to condensed consolidated financial statements.

VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
		(revised) (1)		(revised) (1)
Net income	$10,602	$7,040	$21,340	$15,189
Other comprehensive income:
Foreign currency translation adjustment	6,390	3,372	23,622	1,659
Unrealized (loss)/gain on available-for-sale securities	—	(3)	1	23
Unrealized gain on derivatives	197	—	197	—
Total other comprehensive income	6,587	3,369	23,820	1,682
Comprehensive income	$17,189	$10,409	$45,160	$16,871

(1) see Note 3. Correction of Prior Period Financial Statements

See accompanying notes to condensed consolidated financial statements.

VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016 (1)
Cash flows from operating activities:
Net income	$21,340	$15,189
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment charges	25,930	27,841
Amortization of intangibles	28,458	25,374
Deferred income taxes	2,475	11,647
Change in contingent consideration	—	(7,362)
Allowance for doubtful accounts	562	720
Allowance for obsolete inventory	339	514
Amortization of debt issuance costs	300	800
Gain on sale of business	(1,377)	—
Loss on disposal of fixed assets	132	—
Share-based expense	28,997	27,128
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,970)	(5,244)
Inventory	1,156	582
Prepaid expenses and other current assets	3,369	(2,161)
Deferred customer acquisition costs	1,284	1,906
Accounts payable	1,388	(17,252)
Accrued expenses	(32,390)	(7,509)
Deferred revenue	(1,477)	(2,785)
Other assets and liabilities	4,084	226
Net cash provided by operating activities	80,600	69,614
Cash flows from investing activities:
Capital expenditures	(15,790)	(19,980)
Purchase of marketable securities	—	(5,664)
Maturities and sales of marketable securities	602	9,036
Acquisition and development of software assets	(9,438)	(8,987)
Acquisition of businesses, net of cash acquired	—	(163,042)
Proceeds from sale of business	1,000	—
Net cash used in investing activities	(23,626)	(188,637)
Cash flows from financing activities:
Principal payments on capital lease obligations and other financing obligations	(5,701)	(7,453)
Principal payments on notes and revolving credit facility	(56,063)	(48,125)
Proceeds received from draw down of revolving credit facility and issuance of notes payable	15,000	181,250
Debt related costs	—	(1,316)
Common stock repurchases	(9,542)	(32,902)
Employee taxes paid on withholding shares	(14,927)	(4,359)
Proceeds from exercise of stock options	14,476	6,169
Net cash (used)/provided by financing activities	(56,757)	93,264
Effect of exchange rate changes on cash	550	518
Net decrease in cash, cash equivalents, and restricted cash	767	(25,241)
Cash, cash equivalents, and restricted cash, beginning of period	30,929	60,313
Cash, cash equivalents, and restricted cash, end of period	$31,696	$35,072
Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$10,147	$8,216
Income taxes	$5,395	$5,165
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$2,231	$2,962
Issuance of common stock in connection with acquisition of business	$—	$31,591
Contingent consideration in connection with acquisition of business	$—	$16,472
Assumption of options in connection with acquisition of business	$—	$4,779

(1) See Note 2. Summary of Significant Accounting Policies for reclassification due to the adoptions of new Accounting Standard Updates and Note 3. Correction of Prior Period Financial Statements
See accompanying notes to condensed consolidated financial statements.

VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2016 (Revised) (1)	219,001	$282	$1,310,847	$(641,869)	$(219,125)	$(13,594)	$436,541
Cumulative effect adjustment upon the adoption of ASU 2016-09			5,668	3,241			8,909
Stock option exercises	13,314	13	14,463				14,476
Share-based expense			28,997				28,997
Employee taxes paid on withholding shares	(2,238)				(14,927)		(14,927)
Common stock repurchases	(1,599)				(9,542)		(9,542)
Foreign currency translation adjustment						23,622	23,622
Unrealized gain on available-for-sale securities						1	1
Unrealized gain on derivatives						197	197
Net income				21,340			21,340
Balance at September 30, 2017	228,478	$295	$1,359,975	$(617,288)	$(243,594)	$10,226	$509,614

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
Customers in the United States represented 84% and 89% of our consolidated revenues for the three months ended September 30, 2017 and 2016 and 86% and 92% for the nine months ended September 30, 2017 and 2016, respectively, with the balance in Canada, the United Kingdom, and other countries. Nexmo Inc. ("Nexmo") has operations in the United States, United Kingdom, Hong Kong, and Singapore, and provides CPaaS solutions to our customers located in many countries around the world.
Unaudited Interim Financial Information
The accompanying unaudited interim condensed consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the SEC's regulations for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations, cash flows, and statement of stockholders’ equity for the periods presented. The results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year.
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
Cost of Services
Cost of services excludes depreciation and amortization expense of $6,852 and $7,460 for the three months ended September 30, 2017 and 2016 and $20,497 and $21,278 for the nine months ended September 30, 2017 and 2016, respectively.
Advertising Costs
We incurred advertising costs included in sales and marketing of $11,423 and $18,765 for the three months ended September 30, 2017 and 2016 and $43,760 and $55,723 for the nine months ended September 30, 2017 and 2016, respectively.
Engineering and Development Expenses
Engineering and development expenses primarily include personnel and related costs for developers responsible for new products, and software engineers maintaining and enhancing existing products. Research and development costs related to new product development included in engineering and development were $5,662 and $6,234 for the three months ended September 30, 2017 and 2016 and $17,357 and $16,544 for the nine months ended September 30, 2017 and 2016, respectively.
Restructuring Activities
During the nine months ended September 30, 2017, we recognized $4 million of costs associated with restructuring activities included in general and administrative expense and is primarily comprised of costs associated with severance and other employee related costs. As of September 30, 2017, $1.2 million remained accrued related to restructuring activities and $2.8 million was paid during the third quarter of 2017.
Derivative Financial Instruments
The Company accounts for derivative financial instruments under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 815, Derivatives and Hedging, which requires the Company to record all derivatives on the balance sheet at fair value unless they qualify for a normal purchase or normal sale exception. Changes in the fair value of non-hedge derivatives are immediately recognized into earnings. Changes in the fair value of derivatives accounted for as hedges, if elected for hedge accounting, are either recognized in earnings as an offset to the changes in the fair value of the related hedged assets and liabilities or deferred and recognized as a component of accumulated other comprehensive income ("OCI") until the hedged transactions occur and are recognized in earnings.
Beginning the quarter ended September 30, 2017, the Company entered into three interest rate swaps used to mitigate variability in earnings due to fluctuations in interest rates. Each swap has been designated and qualifies as a cash flow hedges. At the inception of the forward contract, the hedging relationship is expected to be highly effective in achieving offsetting cash flows attributed to the hedged risk. The Company assesses hedge effectiveness under the critical terms matched method at inception and at least quarterly through the life of the hedging relationship. If the critical terms of the interest rate swap match the terms of the forecasted transaction, the Company concludes that the hedge is effective.
Fair Value of Financial Instruments
The Company records certain of its financial assets at fair value on a recurring basis. The Company's financial instruments, which includes cash and cash equivalents, accounts receivable and accounts payable, approximate fair value because of their short-term maturities. The carrying amounts of our capital leases approximate fair value of these obligations based upon management’s best estimates of interest rates that would be available for similar debt obligations at September 30, 2017 and December 31, 2016. We believe the fair value of our debt at September 30, 2017 was approximately the same as its carrying amount as market conditions, including available interest rates, credit spread relative to our credit rating, and illiquidity, remain relatively unchanged from the issuance date of our debt on June 3, 2016 for a similar debt instrument.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

We account for financial assets using a framework that establishes a hierarchy that ranks the quality and reliability of the inputs, or assumptions, we use in the determination of fair value, and we classify financial assets and liabilities carried at fair value in one of the following three categories:
•Level 1 Measurements - quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets and liabilities.
•Level 2 Measurements - observable prices that are based on inputs not quoted on active markets but corroborated by market data; and
•Level 3 Measurements - unobservable inputs when there is little or no market data available, thereby requiring an entity to develop its own assumptions.
The following table presents the assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Level 1 Measurements
Money market fund (1)	$—	$300
Level 2 Measurements
Available-for-sale securities (2)	$—	$601
Interest rate swap (3)	$197	$—

(1) Included in cash and cash equivalents on our condensed consolidated balance sheet.
(2) Included in marketable securities on our condensed consolidated balance sheet.
(3) Included in other assets on our condensed consolidated balance sheet.
Supplemental Balance Sheet Information

Cash, cash equivalents and restricted cash

	September 30, 2017	December 31, 2016
Cash and cash equivalents	$29,869	$29,078

Cash collateralized letter of credit-lease deposits	$1,561	$1,578
Cash reserves	266	273
Restricted cash	$1,827	$1,851

Cash, cash equivalents, and restricted cash	$31,696	$30,929

Intangible assets, net

	September 30, 2017	December 31, 2016
Customer relationships	126,758	133,774
Developed technology	49,054	57,245
Patents and patent licenses	4,410	5,547
Trade names	521	1,033
Non-compete agreements	779	1,657
Intangible assets, net	$181,522	$199,256

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Accrued expenses

	September 30, 2017	December 31, 2016
Compensation and related taxes and temporary labor	$25,292	$35,308
Marketing	11,330	12,754
Taxes and fees	8,537	19,234
Acquisition related consideration accounted for as compensation	2,134	6,608
Telecommunications	15,974	14,896
Settlement	—	5,000
Other accruals	7,950	10,473
Customer credits	1,143	2,074
Professional fees	2,844	1,680
Inventory	959	1,168
Accrued expenses	$76,163	$109,195
Recent Accounting Pronouncements
In August 2017, FASB issued Accounting Standards Update ("ASU") 2017-12, "Derivatives and Hedging". The ASU improves the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements and simplifies the application of the hedge accounting guidance in current generally accepted accounting principles ("GAAP"). It also amends the disclosures requirements by requiring a tabular disclosure related to the effect on the incomes statement of fair value and cash flow hedges and eliminating the ineffective portion of the change in fair value of hedging instrument disclosures. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted in any interim period after issuance of this ASU. We do not expect a material impact of adopting ASU 2017-12 on our condensed consolidated financial statements and related disclosures.
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
In February 2016, FASB issued ASU 2016-02, "Leases". This ASU increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted for all entities. The adoption of this ASU will increase our assets and liabilities for real estate and equipment operating leases for which we are the lessee. We will adopt this ASU when effective. We are currently evaluating the effect of adopting ASU 2016-02 on our condensed consolidated financial statements and related disclosures.

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
In May 2014, FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" which was further amended through various updates issued by the FASB thereafter. The amendments of Topic 606 clarify the principles for recognizing revenue and provide a common revenue standard for U.S. GAAP to improve financial reporting. The core principle of these standards are that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Topic 606 also amends the current guidance for the recognition of costs to obtain and fulfill contracts with customers requiring that all incremental costs of obtaining and direct costs of fulfilling contracts with customers such as commissions be deferred and recognized over the expected customer life. In August 2015, an ASU was issued by the FASB which deferred the effective date to annual and interim periods beginning on or after December 15, 2017. We will adopt the requirements of the new standard in the first quarter of 2018 and anticipate using the modified retrospective transition method under which the standard will be applied only to the most current period presented and the cumulative effect of applying the standard will be recognized at the date of initial application.
We are in the process of evaluating the impact of the standard with respect to the terms of our revenue arrangements and will finalize our expected impact of the pronouncement along with implementation of changes to our internal controls and disclosures as necessary to support the new accounting during the fourth quarter of 2017. We expect the timing of recognition of our sales commissions will also be impacted as a substantial portion of these costs which are currently expensed will be capitalized under the revised standard and amortized over the period of benefit.

The following standards were adopted by the Company during the current year:
In November 2016, FASB issued ASU 2016-18, "Statement of Cash Flows". This ASU requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period, and any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. We adopted this ASU in the first quarter of 2017 and applied the retrospective transition method for each period presented. For the nine months ended September 30, 2016, $791 and $11 were reclassified from investing activity and effect of exchange rate changes on cash, respectively, and $51, $2,587 and $1,836 were adjusted to acquisition of business, net of cash acquired, and cash, cash equivalents, and restricted cash, beginning of the period and end of the period balances, respectively.
In March 2016, FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting". This ASU is issued as part of its Simplification Initiative. The areas for simplification in this ASU involve several aspects of the accounting for share- based payment transactions, including the income tax consequences, recognition of share-based expense, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We adopted this ASU in the first quarter of 2017. We elected to account for forfeitures when they occur versus our prior practice of estimating the number of awards that are expected to vest. The election of this new ASU resulted in a one-time adjustment in 2017 to accumulated deficit and to additional paid-in-capital of $5,668 and the corresponding benefit to our accumulated deficit and deferred tax asset of $2,285 related to the reversal of forfeiture rate as of December 31, 2016. In addition, a benefit to our accumulated deficit and deferred tax asset of $6,624 was recorded for excess tax benefits on equity compensation as of December 31, 2016. We also classified cash paid by us when directly withholding shares for tax-withholding purposes as a financing activity. As a result, $4,359 was reclassified from operating activity to financing activity for the nine months ended September 30, 2016.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

In July 2015, FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory". This ASU applies to inventory that is measured using first-in, first-out ("FIFO") or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predicable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, first-out ("LIFO") or the retail inventory. This ASU is effective for annual and interim periods beginning after December 15, 2016, and is applied prospectively. We adopted ASU 2015-11 in the first quarter of 2017 and the adoption of this ASU did not have a material impact on our condensed consolidated financial statements and related disclosures.
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

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 4.    Earnings Per Share
The following table sets forth the computation for basic and diluted earnings per share for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator		(revised) (1)		(revised) (1)
Net income	$10,602	$7,040	$21,340	$15,189
Denominator
Basic weighted average common shares outstanding	227,943	217,000	223,956	214,872
Dilutive effect of stock options and restricted stock units	14,777	17,868	18,596	12,627
Diluted weighted average common shares outstanding	242,720	234,868	242,552	227,499
Basic earnings per share
Basic earnings per share	$0.05	$0.03	$0.10	$0.07
Diluted earnings per share
Diluted earnings per share	$0.04	$0.03	$0.09	$0.07

(1) see Note 3. Correction of Prior Period Financial Statements

For the three and nine months ended September 30, 2017 and 2016, the following were excluded from the calculation of diluted earnings per common share because of their anti-dilutive effects:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Restricted stock units	4,938	8,130	2,458	11,120
Stock options	5,362	9,766	4,023	12,017
	10,300	17,896	6,481	23,137

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
A schedule of long-term note and revolving credit facility at September 30, 2017 and December 31, 2016 is as follows:

	September 30, 2017	December 31, 2016
2.50-3.25% Term note - due 2020, net of debt related costs	$77,361	$91,124
2.50-3.25% Revolving credit facility - due 2020	182,000	209,000
Total Long-term note and revolving credit facility	$259,361	$300,124

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
We used $197.8 million of the net available proceeds of the 2016 Credit Facility to retire all of the debt under our prior credit facility. We used $179.0 million from our 2016 Credit Facility in connection with the acquisition of Nexmo on June 3, 2016. Remaining proceeds from the term note and the undrawn revolving credit facility under the 2016 Credit Facility will be used for general corporate purposes. During the nine months ended September 30, 2017, we made mandatory repayments of $14.1 million under the term note and made discretionary repayments of $42.0 million under the revolving credit facility, respectively, and borrowed $15.0 million under the revolving credit facility. In addition, the effective interest rate was 4.25% as of September 30, 2017.

Interest Rate Swap
On July 14, 2017, we executed on three interest rate swap agreements in order to hedge the variability of expected future cash interest payments related to the 2016 Credit Facility. The swaps have an aggregate notional amount of $150 million and were effective on July 31, 2017 through June 3, 2020 concurrent with the term of the 2016 Credit Facility. Under the swaps our interest rate is fixed at 4.7%. The interest rate swaps are accounted for as cash flow hedges in accordance with ASC 815, Derivatives and Hedging.
As of September 30, 2017, the fair market value of the swaps was $197, which is included in other assets and accumulated OCI on the face of our consolidated balance sheet. As of September 30, 2017, the critical terms of the swap agreements have not changed and therefore, there is no ineffectiveness to be recorded and all changes in the fair value of the interest rate swaps are recorded in accumulated OCI. The following table summarizes the effects of ASC 815 on the Company's accumulated OCI balance attributable to cash flow derivatives:

Three and Nine Months Ended
September 30,
2017

Accumulated OCI beginning balance	$—
Mark-to-market of cash flow hedge accounting contracts	197
Accumulated OCI ending balance	$197
Gains expected to be realized from accumulated OCI during the next 12 months	$—

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 6.    Common Stock
As of September 30, 2017 and December 31, 2016, the Company had 596,950 shares of common stock authorized and had 10,318 shares available for grants under our share-based compensation programs as of September 30, 2017. For a detailed description of our share-based compensation programs refer to Note 9, Employee Benefit Plans in our Annual Report on Form 10-K for the year ended December 31, 2016.
Common Stock Repurchases
On December 9, 2014, Vonage's Board of Directors authorized a program for the Company to repurchase up to $100.0 million of its outstanding common stock (the "2014 $100.0 million repurchase program"). Repurchases under the 2014 $100.0 million repurchase program are expected to be made over a four-year period ending on December 31, 2018.
We repurchased the following shares of common stock with cash resources under the 2014 $100.0 million repurchase program during the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Shares of common stock repurchased	—	—	1,599	7,400
Value of common stock repurchased	$—	$—	$9,510	$32,762
As of September 30, 2017, $42,533 remained of our 2014 $100.0 million repurchase program. The repurchase program expires on December 31, 2018 but may be suspended or discontinued at any time without notice.
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

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Litigation
IP Matters
RPost Holdings, Inc. On August 24, 2012, RPost Holdings, Inc., RPost Communications Limited, and RMail Limited (collectively, “RPost”) filed a lawsuit against StrongMail Systems, Inc. (“StrongMail”) in the United States District Court for the Eastern District of Texas alleging that StrongMail’s products and services, including its electronic mail marketing services, are covered by United States Patent Nos. 8,224,913, 8,209,389, 8,161,104, 7,966,372, and 6,182,219. On February 11, 2013, RPost filed an amended complaint, adding 27 new defendants, including Vonage America Inc. RPost’s amended complaint alleges willful infringement of the RPost patents by Vonage and each of the other new defendants because they are customers of StrongMail. StrongMail has agreed to fully defend and indemnify Vonage in this lawsuit. Vonage answered the complaint on May 7, 2013. On September 17, 2015, the Court ordered the consolidation for pre-trial purposes of this case with other cases by RPost. The lead case has been administratively closed and stayed since January 30, 2014 due to multiple pending actions by third parties regarding ownership of the patents at issue. On September 1, 2017, the parties in the consolidated actions filed a joint notice regarding status of the co-pending actions. Plaintiffs requested that the stay be lifted, while defendants maintain that the stay should remain in place.
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
Cisco petitioned for inter partes review of the ‘247 patent on November 25, 2014, which was granted on May 20, 2015. On May 18, 2016, the Patent Office issued a Final Written Decision, finding all challenged claims of the ‘247 patent to be invalid. AIP appealed to the Federal Circuit, filing its opening brief on December 15, 2016. On December 20, 2016, the Patent Office filed a notice of intervention in the appellate proceedings. Briefing on the appeal is complete, and oral argument was held on October 3, 2017.
Commercial Litigation
Merkin & Smith, et al.  On September 27, 2013, Arthur Merkin and James Smith filed a putative class action lawsuit against Vonage America, Inc. in the Superior Court of the State of California, County of Los Angeles, alleging that Vonage violated California’s Unfair Competition Law by charging its customers fictitious 911 taxes and fees. On October 30, 2013, Vonage filed a notice removing the case to the United States District Court for the Central District of California. On November 26, 2013, Vonage filed its Answer to the Complaint. On December 4, 2013, Vonage filed a Motion to Compel Arbitration, which the Court denied on February 4, 2014. On March 5, 2014, Vonage appealed that decision to the United States Court of Appeals for the Ninth Circuit. On March 26, 2014, the district court proceedings were stayed pending the appeal. On February 29, 2016, the Ninth Circuit reversed the district court’s ruling and remanded with instructions to grant the motion to compel arbitration. On March 22, 2016, Merkin and Smith filed a petition for rehearing. On May 4, 2016, the Ninth Circuit withdrew its February 29, 2016 decision and issued a new order reversing the district court’s order and remanded with instructions to compel arbitration. The Ninth Circuit also declared as moot the petition for rehearing. On June 27, 2016, the lower court stayed the case pending arbitration. A joint status report was filed with the District Court on December 23, 2016. A second joint status report was filed with the District Court on March 23, 2017. A third joint status report was filed with the District Court on June 27, 2017. A fourth joint status report was filed with the District Court on September 26, 2017.
DSA Promotions, LLC v. Vonage America, Inc. On September 28, 2017, DSA Promotions, LLC ("DSA") filed suit in the District Court of Dallas County, Texas, seeking payment of approximately $162 for goods and materials provided by DSA to Vonage. Vonage was served with the Original Petition and Request for Disclosure on October 13, 2017. DSA makes its claim based upon the doctrine of suit on a sworn account, quantum meruit and unjust enrichment. Vonage removed the matter from Dallas County District Court to the United States Federal Court for the Northern District of Texas, Dallas Division, on Monday, November 6, 2017. Vonage's responsive pleadings are due on Monday, November 13, 2017.

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
Federal - Net Neutrality
Clear and enforceable net neutrality rules make it more difficult for broadband Internet service providers to block or discriminate against Vonage service. In addition, explicitly applying net neutrality rules to wireless broadband Internet service providers could create greater opportunities for VoIP applications that run on wireless broadband Internet service. In December 2010, the Federal Communications Commission ("FCC") adopted net neutrality rules that applied strong net neutrality rules to wired broadband Internet service providers and limited rules to wireless broadband Internet service providers. On January 14, 2014, the D.C. Circuit Court of Appeals vacated a significant portion of the 2010 rules. On May 15, 2014, the FCC issued a Notice of Proposed Rulemaking (NPRM) proposing new net neutrality rules. After public response to the NPRM, the FCC adopted new neutrality rules on February 26, 2015. These rules prohibit broadband Internet service providers from: (1) blocking or throttling lawful content applications, or services; (2) imposing paid prioritization arrangements; and (3) unreasonably interfering or unreasonably disadvantaging consumers or edge providers. In addition, broadband Internet service providers are required to make certain disclosures regarding their network management practices, network performance, and commercial terms. These net neutrality rules apply the same requirements to wired and wireless broadband Internet service providers. Several parties filed appeals which are pending at the D.C. Circuit Court of Appeals. Oral arguments at the D.C. Circuit Court of Appeals were held on December 4, 2015. On June 14, 2016, the D.C. Circuit of Appeals denied the appeals. Several parties filed a petition for rehearing en banc on July 29, 2016, which was denied on May 1, 2017. On July 2, 2017 Chief Justice John Roberts extended the time within which interested parties could file a petition for a writ of certiorari until September 28, 2017. Multiple interested parties and intervenors filed petitions. The Supreme Court has not yet ruled on the petitions.
Federal - Rural Call Completion Issues
On February 7, 2013, the FCC released a NPRM on rural call completion issues. The NPRM proposed new detailed reporting requirements to gauge rural call completion performance. Rural carriers have argued that VoIP provider call completion performance to rural areas is generally poor. On October 28, 2013, the FCC adopted an order on rural call completion imposing new reporting obligations and restricting certain call signaling practices. The call signaling rules went into effect on January 31, 2014.  We filed for extensions of the rules, which the FCC granted, and as of April 17, 2014, we were compliant with the FCC call signaling rules.  The effective date for the reporting requirements was April 1, 2015. We could be subject to an FCC enforcement action in the future in the event the FCC took the position that our rural call completion performance is inadequate or we were not compliant with the FCC’s order. On June 22, 2017, the FCC issued a Second Further Notice of Proposed Rulemaking. The FCC has proposed changes to the FCC's rules that allegedly would more effectively address rural call completion problems while reducing burdens on covered providers. Vonage is reviewing and evaluating the FCC's proposed changes.
Federal - NPRM - Number Slamming
On July 13, 2017, the FCC adopted a NPRM regarding ways to protect consumers from number slamming and cramming without impeding competition or impairing the ability of consumers to switch providers. Vonage is monitoring this NPRM.
Federal - NPRM Toll Free Assignment Modernization
On September 26, 2017 the FCC issued a NPRM regarding the modernization of toll free number assignment. The FCC proposes amending its rules to allow for the use of an auction to assign certain toll free numbers - such as vanity and repeater numbers - in order to better promote the equitable and efficient use of numbers (especially as afforded by the opening of the 833 toll free code). Vonage will continue to monitor activity with respect to this NPRM.
Federal - NOI - Enterprise Communications Systems Access to 911
On September 26, 2017, the FCC adopted a Notice of Inquiry ("NOI") with respect to 911 access, routing and location in Enterprise Communication Systems. Vonage will monitor activity related to this NOI.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Federal - Access to Telecommunication Equipment and Services by Persons with Disabilities
At its open meeting scheduled for October 24, 2017, the FCC applied its wireline hearing aid compatibility rules/standards to handsets that provide advanced communication services, which includes interconnected and non-interconnected Voice over IP. The rules include certain coupling and volume control requirements that would allow the handsets to work better for persons with hearing aids. There are also testing and certification requirements, which typically apply to the handset manufacturer. The FCC also adopted a requirement for volume control in wireless handsets. The new rules have a two-year phase in for new phones and do not require the modification to existing handsets.
Federal - Rules and Policies Regarding Caller ID Services
At its open meeting on October 24, 2017, the FCC issued a report and order regarding amendments to the Commission’s rules to exempt threatening calls from current Caller ID blocking roles so that, among other changes, law enforcement and security personnel have timely access to information they need to aid their investigations. The order exempts threatening calls from the CPN privacy rules.
Federal - Part 43 Report and Order
At its open meeting scheduled for October 24, 2017, the FCC issued a report and order based on a March 23, 2017 NPRM to eliminate the filing of annual traffic and revenue reports and streamline circuit capacity reports.
Federal - Number Portability NPRM and NOI
At its open meeting scheduled for October 24, 2017, the FCC released a NPRM that would allow carriers flexibility in conducting number portability database queries to promote nationwide number portability and eliminate the dialing party requirement as it applies to interexchange service. The NOI seeks comments on industry number portability models and how number administration might be improved for more efficient technical, operational, administrative and legal processes. Vonage is monitoring this NPRM and NOI.
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
Minnesota - More recently on July 28, 2015, the MPUC found that it has authority to regulate Charter’s fixed, interconnected VoIP service. Charter challenged the MPUC’s order at the U.S. District Court for Minnesota. This challenge is currently pending. In September 2017 amicus briefs were filed in support of the Minnesota PUC's appeal of the Charter decision by AARP, the AARP Foundation, Professor Barbara Cherry, the National Association of Regulatory Utility Commissioners and the national Association of State Consumer Advocates and the Mid-Minnesota Legal Aid.
Arizona - on August 14, 2017, the Arizona Corporation Commission issued an opinion and order with respect to amendments to the Arizona Universal Services Fund. The rulemaking allows for, among other things, the collection of additional USF surcharges in Arizona to fund the E-rate Broadband Special Construction Project Matching Fund Program. The Commission held hearing on September 12 and 13, 2017. Vonage will continue to monitor this rulemaking to determine its effect upon its business activities within Arizona.
We expect that state public utility commissions and state legislators will continue their attempts to apply state telecommunications regulations to nomadic VoIP service.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

State and Municipal Taxes
In accordance with generally accepted accounting principles, we make a provision for a liability for taxes when it is both probable that a liability has been incurred and the amount of the liability or range of liability can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. For a period of time, we did not collect or remit state or municipal taxes (such as sales, excise, utility, use, and ad valorem taxes), fees or surcharges (“Taxes”) on the charges to our customers for our services, except that we historically complied with the New Jersey sales tax. We have received inquiries or demands from a number of state and municipal taxing and 911 agencies seeking payment of Taxes that are applied to or collected from customers of providers of traditional public switched telephone network services. Although we have consistently maintained that these Taxes do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations, we are now collecting and remitting sales taxes in certain of those states including a number of states that have changed their statutes to expressly include VoIP. In addition, many states address how VoIP providers should contribute to support public safety agencies, and in those states we remit fees to the appropriate state agencies. We could also be contacted by state or municipal taxing and 911 agencies regarding Taxes that do explicitly apply to VoIP and these agencies could seek retroactive payment of Taxes. As such, we have reserves of $901 and $1,763 as of September 30, 2017 and December 31, 2016, respectively, as our best estimate of the potential tax exposure for any retroactive assessment.

Note 8. Acquisitions and Dispositions

Sale of Hosted Infrastructure Product Line

On May 31, 2017, we completed the sale of our Hosted Infrastructure product line for up to $4.0 million consideration comprised of $1.0 million received upon closing an additional $0.5 million of contingent consideration received during the third quarter and the potential for up to $2.5 million further consideration based on the achievement of financial objectives for net sales during the 18 months following closing. The results of our Hosted Infrastructure product line have been included within our business segment. As a result of the sale, we recorded a gain of $1,377 within other income for the nine months ended September 30, 2017. This disposal did not represent a strategic shift in operations and, therefore, did not qualify for presentation as discontinued operations.
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
Pursuant to the Agreement and Plan of Merger dated May 5, 2016 and further amended on June 2, 2016, by and among the Company, Neptune Acquisition Corp., a Delaware corporation and newly formed indirect, wholly owned subsidiary of Vonage (“Merger Sub”), Nexmo, a Delaware corporation, and Shareholder Representative Services LLC, a Colorado limited liability company, as representative of the security holders of Nexmo, on June 3, 2016, Merger Sub, on the terms and subject to the conditions thereof, merged with and into Nexmo, and Nexmo became a wholly owned indirect subsidiary of Vonage.
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
In addition, Nexmo management and employees were eligible to earn an Employee Payout Amount of $36,438 attributable to restricted cash, restricted stock and assumed options, of which $4,779 is included in acquisition cost as service had been provided pre-acquisition and $31,659 will be recorded as post-acquisition expense assuming all amounts vest, of which $31,087 is being recognized as compensation expense and $572 related to interest expense as continued employment is a condition of receiving consideration. Pursuant to the merger agreement, $20,372 of the cash consideration and $5,081 of the stock consideration were placed in escrow for unknown liabilities that may have existed as of the acquisition date.
For the nine months ended September 30, 2017, we incurred approximately $28 and for the three and nine months ended September 30, 2016, we incurred approximately $257 and $5,316, respectively, in acquisition related transaction costs, which were recorded in general and administrative expense in the accompanying condensed consolidated statements of income. For the full year 2016, we incurred approximately $5.5 million in acquisition related transaction costs.
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
The acquisition price was allocated to the tangible and identified intangible assets acquired and liabilities assumed as of the closing date. The fair values assigned to identifiable intangible assets assumed were based on management’s current estimates and assumptions. The accounting for the Nexmo acquisition was completed during the three months ended June 30, 2017, at which point the fair values became final. The table below summarizes the provisional amounts recognized for assets acquired and liabilities assumed as of December 31, 2016 as well as adjustments made through the nine months ended September 30, 2017, when the allocation became final. Measurement period adjustments primarily reflect the tax impact of the acquisition date fair values.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The purchase price was allocated as follows:

	Acquisition Date Fair Value as of December 31, 2016	Measurement period adjustments	Revised Acquisition Date Fair Value
Assets
Current assets:
Cash and cash equivalents	$16,094	$—	$16,094
Accounts receivable	8,764	—	8,764
Prepaid expenses and other current assets	3,507	—	3,507
Total current assets	28,365	—	28,365
Property and equipment	757	—	757
Software, net	242	—	242
Intangible assets	101,770	—	101,770
Restricted cash	51	—	51
Total assets acquired	131,185	—	131,185

Liabilities
Current liabilities:
Accounts payable	1,841	—	1,841
Accrued expenses	9,299	—	9,299
Deferred revenue, current portion	1,735	—	1,735
Total current liabilities	12,875	—	12,875
Deferred tax liabilities, net, non-current	29,355	(5,482)	23,873
Total liabilities assumed	42,230	(5,482)	36,748

Net identifiable assets acquired	88,955	5,482	94,437
Goodwill	143,073	(5,482)	137,591
Total purchase price	$232,028	$—	$232,028
Identifiable intangible assets recognized in connection with the acquisition included:

Customer relationships	$85,900
Developed technologies	13,768
Non-compete agreements	972
Trade names	1,130
$101,770
Goodwill
The following table provides a summary of the changes in the carrying amounts of goodwill which is attributable to our business segment:

Balance at December 31, 2016	$360,363
Decrease in goodwill related acquisition of Nexmo	(5,482)
Currency translation adjustments	16,654
Balance at September 30, 2017	$371,535

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Pro forma financial information
The following unaudited supplemental pro forma information presents the combined historical results of operations of Vonage and Nexmo for the nine months ended September 30, 2016, as if the acquisition had been completed at the beginning of 2016.

Nine Months Ended
September 30,
2016
Revenues	$743,083
Net income	$12,718
Earnings per common share - basic	$0.06
Earnings per common share - diluted	$0.05
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
Consumer
For our Consumer customers, we enable users to access and utilize our UCaaS services and features via their existing internet connections, including over 3G/4G, LTE, Cable, or DSL broadband networks. This technology enables us to offer our Consumer customers attractively priced voice communication services and other features around the world on a variety of devices.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

For our segments we categorize revenues as follows:
Services revenues. Services revenues consists primarily of revenue attributable to our communication services for Consumer and Software Defined Wide Area Network, or SD-WAN, UCaaS and CPaaS services for Business,
Product revenues. Product revenues include equipment sold to customers, shipping and handling, professional services, and broadband access.
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

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Information about our segment results for the three and nine months ended September 30, 2017 were as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2017			September 30, 2017
	Business	Consumer	Total	Business	Consumer	Total
Revenues
Service revenues	$109,483	$111,913	$221,396	$305,599	$346,666	$652,265
Product revenues (1)	13,085	94	13,179	39,837	498	40,335
Service and product revenues	122,568	112,007	234,575	345,436	347,164	692,600
USF revenues	6,738	11,770	18,508	19,386	36,280	55,666
Total revenues	129,306	123,777	253,083	364,822	383,444	748,266

Cost of revenues
Service cost of revenues (2)	50,777	19,434	70,211	139,218	62,969	202,187
Product cost of revenues (1)	12,702	1,517	14,219	38,360	5,475	43,835
Service and product cost of revenues	63,479	20,951	84,430	177,578	68,444	246,022
USF cost of revenues	6,738	11,770	18,508	19,386	36,280	55,666
Total cost of revenues	70,217	32,721	102,938	196,964	104,724	301,688

Segment gross margin
Service margin	58,706	92,479	151,185	166,381	283,697	450,078
Product margin	383	(1,423)	(1,040)	1,477	(4,977)	(3,500)
Gross margin ex-USF (Service and product margin)	59,089	91,056	150,145	167,858	278,720	446,578
USF margin	—	—	—	—	—	—
Segment gross margin	$59,089	$91,056	$150,145	$167,858	$278,720	$446,578

Segment gross margin %
Service margin %	53.6%	82.6%	68.3%	54.4%	81.8%	69.0%
Gross margin ex-USF (Service and product margin %)	48.2%	81.3%	64.0%	48.6%	80.3%	64.5%
Segment gross margin %	45.7%	73.6%	59.3%	46.0%	72.7%	59.7%
(1) Includes customer premise equipment, access, professional services, and shipping and handling.
(2) Excludes depreciation and amortization of $5,053 and $1,799 for the three months ended September 30, 2017 and $14,931 and $5,566 for the nine months ended September 30, 2017, respectively.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Information about our segment results for the three and nine months ended September 30, 2016 were as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2016			September 30, 2016
	Business	Consumer	Total	Business	Consumer	Total
Revenues
Service revenues	$86,662	$128,167	$214,829	$210,214	$399,401	$609,615
Product revenues (1)	13,618	207	13,825	39,795	514	40,309
Service and product revenues	100,280	128,374	228,654	250,009	399,915	649,924
USF revenues	6,029	13,676	19,705	15,832	43,102	58,934
Total revenues	106,309	142,050	248,359	265,841	443,017	708,858

Cost of revenues
Service cost of revenues (2)	34,858	24,973	59,831	72,788	77,220	150,008
Product cost of revenues (1)	13,101	3,331	16,432	38,465	11,196	49,661
Service and product cost of revenues	47,959	28,304	76,263	111,253	88,416	199,669
USF cost of revenues	6,029	13,676	19,705	15,843	43,102	58,945
Total cost of revenues	53,988	41,980	95,968	127,096	131,518	258,614

Segment gross margin
Service margin	51,804	103,194	154,998	137,426	322,181	459,607
Product margin	517	(3,124)	(2,607)	1,330	(10,682)	(9,352)
Gross margin ex-USF (Service and product margin)	52,321	100,070	152,391	138,756	311,499	450,255
USF margin	—	—	—	(11)	—	(11)
Segment gross margin	$52,321	$100,070	$152,391	$138,745	$311,499	$450,244

Segment gross margin %
Service margin %	59.8%	80.5%	72.1%	65.4%	80.7%	75.4%
Gross margin ex-USF (Service and product margin %)	52.2%	78.0%	66.6%	55.5%	77.9%	69.3%
Segment gross margin %	49.2%	70.4%	61.4%	52.2%	70.3%	63.5%
(1) Includes customer premise equipment, access, professional services, and shipping and handling.
(2) Excludes depreciation and amortization of $5,015 and $2,445 for the three months ended September 30, 2016 and $13,807 and $7,471 for nine months ended September 30, 2016, respectively

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

A reconciliation of the total of the reportable segments' gross margin to consolidated income before provision for income taxes is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Total reportable gross margin	$150,145	$152,391	$446,578	$450,244
Sales and marketing	73,576	83,731	235,245	246,676
Engineering and development	6,956	8,075	21,996	22,152
General and administrative	26,811	27,538	98,411	89,261
Depreciation and amortization	18,179	18,018	54,520	53,215
Income from operations	24,623	15,029	36,406	38,940

Interest income	3	19	12	65
Interest expense	(3,821)	(3,974)	(11,385)	(9,477)
Other income (expense), net	465	(495)	931	(237)
Income before income taxes	$21,270	$10,579	$25,964	$29,291
Information about our operations by geographic location is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenues:
United States	$212,346	$220,262	$639,852	$655,350
Canada	6,877	6,878	23,324	19,491
United Kingdom	7,175	5,021	15,419	12,636
Other Countries (1)	26,685	16,198	69,671	21,381
	$253,083	$248,359	$748,266	$708,858
(1) No individual other international country represented greater than 10% of total revenue during the periods presented.

	September 30, 2017	December 31, 2016
Long-lived assets:
United States	$621,750	$629,269
United Kingdom	392	450
Israel	249	286
	$622,391	$630,005

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 10. Income Taxes

Effective Tax Rate

The income tax provision consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Income before income taxes	$21,270	$10,579	$25,964	$29,291
Income tax expense	(10,668)	(3,539)	(4,624)	(14,102)
Effective tax rate	50.2%	33.5%	17.8%	48.1%
We recognize income tax expense equal to pre-tax income multiplied by our effective income tax rate. In addition, adjustments are recorded for discrete period items and changes to our state effective tax rate which can cause the rate to fluctuate from quarter to quarter.
For the three and nine months ended September 30, 2017, our effective tax rate was different than the statutory rate due to discrete period tax benefits of $9,539 and $1,433 which were recognized related to excess tax benefits on equity compensation recognized primarily in the first quarter of 2017 as well as an adjustment to our deferred asset related to stock compensation.
For the three and nine months ended September 30, 2016, our effective tax rate was different than the statutory rate due to a discrete period tax expense of $1,220 recorded due to expired stock options recognized in the first quarter of 2016 which was partially offset by $389 which was recorded during the second quarter of 2016 and $661 which was recorded in the third quarter of 2016. The provision also includes the federal alternative minimum tax and state and local income taxes.
We do not have any uncertain tax positions as of September 30, 2017 and December 31, 2016.
Net Operating Loss Carry Forwards ("NOLs")
As of December 31, 2016, we had cumulative domestic Federal NOLs of $575,476 and cumulative state NOLs of $158,848, expiring at various times from years ending 2017 through 2036. In addition, we had NOLs for United Kingdom tax purposes of $43,006 with no expiration date. In connection with the completion of our accounting of the acquisition of Nexmo, we adjusted our cumulative domestic Federal NOLs to $585,622 as of September 30, 2017 and did not impact our cumulative state NOLs or the United Kingdom.
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
Consumer
For our Consumer customers, we enable users to access and utilize our services and features, via their existing internet connections, including over 3G/4G, LTE, Cable, or DSL broadband networks. This technology enables us to offer our Consumer customers attractively priced voice communication services and other features around the world on a variety of devices.
Our Consumer strategy is focused on the continued penetration of our core North American markets, where we will continue to provide value in domestic and international long distance and target under-served segments.
We generate revenue through the acquisition and retention of Consumer customers. We are focused on optimizing the Consumer business for profitability to improve the strong cash flows of the business. During 2017, we continued our disciplined focus on marketing efficiency by shifting customer acquisition spend to our higher performing channels, improving the quality of customers we acquire and driving lower churn, all of which drive higher customer life-time value. This focus has led to a reallocation of marketing spend to our Business segment.

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
We had approximately 2.3 million combined consumer subscriber lines and business seats as of September 30, 2017. Customers in the United States represented 84% of our consolidated revenues at September 30, 2017, with the balance in Canada, the United Kingdom, and other countries. Nexmo has operations in the United States, United Kingdom, Hong Kong, and Singapore, and provides CPaaS solutions to our customers located in many countries around the world.
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
Regulation. Our business has developed in a relatively lightly regulated environment. The United States and other countries, however, are examining how VoIP services should be regulated. In particular, state telecommunications regulators continue to try to regulate VoIP service despite the FCC’s 2004 Vonage Preemption Order that preempted state regulation. For example, on July 28, 2015, the Minnesota Public Utility Commission found that it has authority to regulate Charter’s ‘fixed' interconnected VoIP service. In addition to regulatory matters that directly address VoIP, a number of other regulatory initiatives could impact our business. One such regulatory initiative is net neutrality. On February 26, 2015, the FCC adopted strong net neutrality rules. Several parties filed appeals which are pending at the D.C. Circuit Court of Appeals. Oral arguments at the D.C. Circuit Court of Appeals were held on December 4, 2015. On June 14, 2016, the D.C. Circuit of Appeals denied the appeals. Several parties filed a petition for rehearing en banc on July 29, 2016, which was denied on May 1, 2017. See also the discussion under "Regulation" in Note 7 to our financial statements for a discussion of regulatory issues that impact us. On July 2, 2017, Chief Justice John Roberts extended the time within which interested parties could file a petition for a writ of certiorari until September 28, 2017. Multiple interest parties and intervenors filed petitions. The Supreme Court has not yet ruled on the petitions.

Key Operating Data
The table below includes key operating data that our management uses to measure the growth and operating performance of the Business segment:

Business	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues (1)	$129,306	$106,309	$364,822	$265,841
Average monthly revenues per seat (2)	$43.53	$45.50	$43.70	$44.96
Seats (at period end) (2)	709,736	615,728	709,736	615,728
Revenue churn (2)	1.2%	1.4%	1.3%	1.4%
(1) Includes revenue from CPaaS of $38,364 and $99,780 for the three and nine months ended September 30, 2017, respectively, and $23,909 and$31,607 for the three and nine months ended September 30, 2016, respectively.
(2) UCaaS only.
Revenues. Includes revenues from our business customers from acquired entities and excludes revenues from our legacy business customers.
Average monthly revenues per seat. Average monthly revenues per seat for a particular period is calculated by dividing revenues for that period by the simple average number of seats for the period, and dividing the result by the number of months in the period. The simple average number of seats for the period is the number of seats on the first day of the period, plus the number of seats on the last day of the period, divided by two. Our average monthly revenues per seat decreased from $45.50 and $44.96 for the three and nine months ended September 30, 2016, respectively, to $43.53 and $43.70 for the three and nine months ended September 30, 2017 due to our plan to sell access more selectively and the removal of revenues associated with our Hosted Infrastructure product line which was sold at the end of May 2017.
Seats. Seats include, as of a particular date, all paid seats from which a customer can make an outbound telephone call on that date and virtual seats. Seats exclude electronic fax lines and toll free numbers, which do not allow outbound telephone calls by customers. Seats increased from 615,728 as of September 30, 2016 to 709,736 as of September 30, 2017. This increase is due to continued growth in our business customers as we have increased marketing investment to attract these more profitable customers.
Revenue Churn.  Revenue churn is calculated by dividing the monthly recurring revenue from customers or customer locations that have terminated during a period by the simple average of the total monthly recurring revenue from all customers in a given period. The simple average of total monthly recurring revenue from all customers during the period is the total monthly recurring revenue on the first day of the period, plus the total monthly recurring revenue on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first month after activation. Other companies may calculate revenue churn differently, and their revenue churn data may not be directly comparable to ours. Revenue churn was 1.4% for the three and nine months ended September 30, 2016, respectively, and 1.2% and 1.3% for the three and nine months ended months ended September 30, 2017, respectively.  Our revenue churn will fluctuate over time due to economic conditions, loss of customers who are acquired, and competitive pressures including promotional pricing. We are continuing to invest in our overall quality of service which includes customer care headcount and systems, billing systems, on-boarding processes and self-service options to ensure we scale our processes to our growth and continue to improve the overall customer experience.

The table below includes key operating data that our management uses to measure the growth and operating performance of the Consumer segment:

Consumer	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues	$123,777	$142,050	$383,444	$443,017
Average monthly revenues per subscriber line	$26.29	$26.36	$26.18	$26.55
Subscriber lines (at period end)	1,543,760	1,767,212	1,543,760	1,767,212
Customer churn	1.9%	2.2%	2.0%	2.2%
Revenues. Represents revenue from our Consumer customers including revenues from our legacy business customers using Vonage VoIP products.
Average monthly revenues per subscriber line. Average monthly revenues per subscriber line for a particular period is calculated by dividing our revenues for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. The simple average number of subscriber lines for the period is the number of subscriber lines on the first day of the period, plus the number of subscriber lines on the last day of the period, divided by two. Our average monthly revenues per subscriber line decreased from $26.36 and $26.55 for the three and nine months ended September 30, 2016, respectively to $26.29 and $26.18 for the three and nine months ended September 30, 2017, respectively, due primarily to lower international long distance pay-per-use revenue.
Subscriber lines. Our subscriber lines include, as of a particular date, all paid subscriber lines from which a customer can make an outbound telephone call on that date. Our subscriber lines include fax lines, including fax lines bundled with subscriber lines in our small office home office calling plans and soft phones, but do not include our virtual phone numbers and toll free numbers, which only allow inbound telephone calls to customers. Subscriber lines decreased from 1,767,212 as of September 30, 2016 to 1,543,760 as of September 30, 2017, reflecting planned actions to enhance the profitability of the assisted sales channel by eliminating lower performing locations and restructuring the pricing offers, and to shift investment to our business market.
Customer churn. Customer churn is calculated by dividing the number of customers that have terminated during a period by the simple average of number of customers in a given period. The simple average number of customers during the period is the number of customers on the first day of the period, plus the number of customers on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first month after activation. Other companies may calculate customer churn differently, and their customer churn data may not be directly comparable to ours. Customer churn decreased from 2.2% for both the three and nine months ended September 30, 2016, to 1.9% and 2.0% for the three and nine months ended September 30, 2017, respectively. We monitor customer churn on a daily basis and use it as an indicator of the level of customer satisfaction. Customers who have been with us for a year or more tend to have a lower churn rate than customers who have not. In addition, our customers who are international callers generally churn at a lower rate than customers who are domestic callers. Our customer churn will fluctuate over time due to economic conditions, competitive pressures including promotional pricing targeting international long distance callers, marketplace perception of our services, and our ability to provide high quality customer care and network quality and add future innovative products and services.

Results of Operations
The following table sets forth, as a percentage of total revenues, our consolidated statement of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Total revenues	100%	100%	100%	100%

Operating Expenses:
Cost of service (exclusive of depreciation and amortization)	38	35	38	33
Cost of goods sold	3	4	3	4
Sales and marketing	29	34	31	35
Engineering and development	3	3	3	3
General and administrative	11	11	13	13
Depreciation and amortization	7	7	7	7
Total operating expenses	91	94	95	95
Income from operations	9	6	5	5
Other Income (Expense):
Interest income	—	—	—	—
Interest expense	(1)	(2)	(1)	(1)
Other income (expense), net	—	—	—	—
Total other income (expense), net	(1)	(2)	(1)	(1)
Income before income taxes	8	4	4	4
Income tax benefit (expense)	(4)	(1)	(1)	(2)
Net income	4%	3%	3%	2%

Management's discussion of the results of operations for the Three and Nine Months Ended September 30, 2017 and 2016
We calculate gross margin in order to evaluate operating revenues as total revenues less cost of service, which primarily consists of fees that we pay to third parties on an ongoing basis in order to provide our services, and cost of goods sold which primarily includes costs incurred when a customer first subscribes to our service. The following table presents the composition of gross margin for the three and nine month periods ending September 30, 2017 and 2016:

(in thousands, except percentages)	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2017	2016	Dollar Change	Percent Change	2017	2016	Dollar Change	Percent Change
Total revenues	$253,083	$248,359	$4,724	2%	$748,266	$708,858	$39,408	6%
Cost of service	96,632	87,377	9,255	11%	281,902	232,605	49,297	21%
Cost of goods sold	6,306	8,591	(2,285)	(27)%	19,786	26,009	(6,223)	(24)%
Gross margin	$150,145	$152,391	$(2,246)	(1)%	$446,578	$450,244	$(3,666)	(1)%
Excludes depreciation and amortization of $6,852 and $7,460 for the three months ended September 30, 2017 and 2016, respectively and $20,497 and $21,278 for the nine months ended September 30, 2017 and 2016, respectively.

Business Gross Margin

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2017	2016	Dollar Change	Percent Change	2017	2016	Dollar Change	Percent Change
Revenues
Service revenues	$109,483	$86,662	$22,821	26%	$305,599	$210,214	$95,385	45%
Product revenues (1)	13,085	13,618	(533)	(4)%	39,837	39,795	42	—%
Service and product revenues	122,568	100,280	22,288	22%	345,436	250,009	95,427	38%
USF revenues	6,738	6,029	709	12%	19,386	15,832	3,554	22%
Total revenues	129,306	106,309	22,997	22%	364,822	265,841	98,981	37%

Cost of revenues
Service cost of revenues (2)	50,777	34,858	15,919	46%	139,218	72,788	66,430	91%
Product cost of revenues (1)	12,702	13,101	(399)	(3)%	38,360	38,465	(105)	—%
Service and product cost of revenues	63,479	47,959	15,520	32%	177,578	111,253	66,325	60%
USF cost of revenues	6,738	6,029	709	12%	19,386	15,843	3,543	22%
Total cost of revenues	70,217	53,988	16,229	30%	196,964	127,096	69,868	55%

Segment gross margin
Service margin	58,706	51,804	6,902	13%	166,381	137,426	28,955	21%
Gross margin ex-USF (Service and product margin)	59,089	52,321	6,768	13%	167,858	138,756	29,102	21%
Segment gross margin	$59,089	$52,321	$6,768	13%	$167,858	$138,745	$29,113	21%

Segment gross Margin %
Service margin %	53.6%	59.8%	54.4%	65.4%
Gross margin ex-USF (Service and product margin) %	48.2%	52.2%	48.6%	55.5%
Segment gross margin %	45.7%	49.2%	46.0%	52.2%

(1)	Includes customer premise equipment, access, professional services, and shipping and handling.

(2)
Excludes depreciation and amortization for the three and nine months ended September 30, 2017 of $5,053 and $14,931, respectively and for the three and nine months ended September 30, 2016 of $5,015, and $13,807, respectively.

Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016
Service revenues. Service revenues increased by $22,821, or 26%, due primarily to Nexmo which represents 17% of the total increase as compared to the prior year quarter as the Company has continued to focus on growth in CPaaS since the acquisition of Nexmo in June 2016. In addition, the prior year results excludes a current year correction in reporting a portion of revenues on a gross basis rather than net which also has resulted in an increase in revenue. This correction did not have a material impact. Service revenues were also favorably impacted by an increase in the number of UCaaS seats as we have shifted marketing investments from Consumer to attract more profitable Business customers. During 2017, our CPaaS revenue growth has predominately come from lower margin business for which our strategy of increasing higher margin CPaaS integrated voice business is currently underway. This increase is slightly offset by decrease in service revenues attributed to the sale of our Hosted Infrastructure product line completed on May 31, 2017.
Service cost of revenues. Service cost of revenues increased by $15,919, or 46%, primarily driven by an increase in costs associated with Nexmo due to higher usage volumes as compared to the prior year.

USF revenues and USF cost of revenues. USF revenues increased by $709, or 12% and USF cost of revenues increased by $709, or 12%, due to synchronization of methodologies across Business segment and increase in the number of UCaaS seats.
Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016
Service revenues. Service revenues increased by $95,385, or 45%, due primarily to the acquisition of Nexmo on June 3, 2016 which attributed to approximately 32% of the increase as compared to the nine months ended September 30, 2016. Also attributing to the increase in the current year was an increase in the number of UCaaS seats as we have shifted marketing investments from Consumer to attract more profitable Business customers.
Service cost of revenues. Service cost of revenues increased by $66,430, or 91%, due primarily to the acquisition of Nexmo along with the prospective presentation beginning the quarter ended June 30, 2017 of costs associated with Nexmo's trading activities on a gross basis as discussed above. Costs during the current year period are also slightly higher due to increased technical care costs and network operations cost in support of growth in the segment.
USF revenues and USF cost of revenues. USF revenues increased by $3,554, or 22% and USF cost of revenues increased by $3,543, or 22%, due to synchronization of methodologies across Business segment and increase in the number of UCaaS seats.

Consumer Gross Margin

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2017	2016	Dollar Change	Percent Change	2017	2016	Dollar Change	Percent Change
Revenues
Service revenues	$111,913	$128,167	$(16,254)	(13)%	$346,666	$399,401	$(52,735)	(13)%
Product revenues (1)	94	207	(113)	(55)%	498	514	(16)	(3)%
Service and product revenues	112,007	128,374	(16,367)	(13)%	347,164	399,915	(52,751)	(13)%
USF revenues	11,770	13,676	(1,906)	(14)%	36,280	43,102	(6,822)	(16)%
Total revenues	123,777	142,050	(18,273)	(13)%	383,444	443,017	(59,573)	(13)%

Cost of revenues
Service cost of revenues (2)	19,434	24,973	(5,539)	(22)%	62,969	77,220	(14,251)	(18)%
Product cost of revenues (1)	1,517	3,331	(1,814)	(54)%	5,475	11,196	(5,721)	(51)%
Service and product cost of revenues	20,951	28,304	(7,353)	(26)%	68,444	88,416	(19,972)	(23)%
USF cost of revenues	11,770	13,676	(1,906)	(14)%	36,280	43,102	(6,822)	(16)%
Total cost of revenues	32,721	41,980	(9,259)	(22)%	104,724	131,518	(26,794)	(20)%

Segment gross margin
Service margin	92,479	103,194	(10,715)	(10)%	283,697	322,181	(38,484)	(12)%
Gross margin ex-USF (Service and product margin)	91,056	100,070	(9,014)	(9)%	278,720	311,499	(32,779)	(11)%
Segment gross margin	$91,056	$100,070	$(9,014)	(9)%	$278,720	$311,499	$(32,779)	(11)%

Segment gross Margin %
Service margin %	82.6%	80.5%	81.8%	80.7%
Gross margin ex-USF (Service and product margin) %	81.3%	78.0%	80.3%	77.9%
Segment gross margin %	73.6%	70.4%	72.7%	70.3%

(1)	Includes customer premise equipment, professional services, and shipping and handling.

(2)
Excludes depreciation and amortization for the three and nine months ended September 30, 2017 of $1,799 and $5,566, respectively and for the three and nine months ended September 30, 2016 of $2,445, and $7,471, respectively.

Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016
Service revenues. Service revenues decreased by $16,254, or 13%, due to a decline in subscriber lines reflecting planned actions to enhance profitability by modulating marketing spend, restructuring pricing offers, and targeting consumers with lower subscriber acquisition cost and churn profiles.
Service cost of revenues. Service cost of revenues decreased by $5,539, or 22% due to the corresponding decrease in service revenues of 13% in line with planned actions to enhance profitability.
Product cost of revenues. Product cost of revenues decreased by $1,814, or 54%, due to the decrease in customers' equipment costs due to lower new customer additions.
USF revenues. USF revenues decreased by $1,906, or 14%, and USF cost of revenues decreased by $1,906, or 14% due to lower subscriber lines.

Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016
Service revenues. Service revenues decreased by $52,735, or 13%, due to a decline in subscriber lines of 10% from December 31, 2016 reflecting planned actions to enhance profitability by modulating marketing spend, restructuring pricing offers, and targeting consumers with lower subscriber acquisition cost and churn profiles.
Service cost of revenues. Service cost of revenues decreased by $14,251, or 18% due to fewer subscriber lines reflecting planned actions to enhance profitability by modulating marketing spend, restructuring pricing offers, and targeting consumers with lower subscriber acquisition cost and churn profiles.
Product cost of revenues. Product cost of revenues decreased by $5,721, or 51%, due to the decrease in customers' equipment costs due to lower new customer additions and a decrease in reserve related to inventory.
USF revenues and USF cost of revenues. USF revenues decreased by $6,822, or 16%, and USF cost of revenues decreased by $6,822, or 16% due to lower subscriber lines.
Other Operating Expenses

The following table presents our other operating costs during the three and nine months ended September 30, 2017 and 2016, respectively:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2017	2016	Dollar Change	Percent Change	2017	2016	Dollar Change	Percent Change
Sales and marketing	$73,576	$83,731	$(10,155)	(12)%	$235,245	$246,676	$(11,431)	(5)%
Engineering and development	6,956	8,075	(1,119)	(14)%	21,996	22,152	(156)	(1)%
General and administrative	26,811	27,538	(727)	(3)%	98,411	89,261	9,150	10%
Depreciation and amortization	18,179	18,018	161	1%	54,520	53,215	1,305	2%
Total other operating expenses	$125,522	$137,362	$(11,840)	(9)%	$410,172	$411,304	$(1,132)	—%
Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016

Total other operating expenses decreased by $11,840 as compared to the three months ended September 30, 2016 due to the following:

•
Sales and marketing expense decreased by $10,155 due to a reduction in Consumer marketing through traditional media outlets reflecting planned actions to enhance profitability by targeting consumers with lower subscriber acquisition cost and churn profiles which was largely offset by an increase in Business marketing as we have shifted marketing investment to attract these more profitable customers.

•
Engineering and development expense decreased by $1,119 due to decreased employee costs associated with engineering costs related to Consumer as compared to the prior year as the Company has focused on the ongoing growth of the Business segment.

Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016

Total other operating expenses decreased by $1,132 as compared to the nine months ended September 30, 2016 due to the following:

•
Sales and marketing expense decreased by $11,431 primarily due to a shift in traditional media marketing investments from Consumer to Business customers as part of an effort to attract these more profitable customers during the current year.

•
General and administrative expense increased by $9,150 primarily due the acquisition of Nexmo during the prior year along with costs associated with restructuring activities during the current year period.

Other Income (Expense)

(in thousands, except percentages)	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2017	2016	Dollar Change	Percent Change	2017	2016	Dollar Change	Percent Change
Interest income	$3	$19	$(16)	(84)%	$12	$65	$(53)	(82)%
Interest expense	(3,821)	(3,974)	153	4%	(11,385)	(9,477)	(1,908)	(20)%
Other income (expense), net	465	(495)	960	(194)%	931	(237)	1,168	(493)%
	$(3,353)	$(4,450)	$1,097		$(10,442)	$(9,649)	$(793)
Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016
Interest expense. The decrease in interest expense of $153, or 4%, was driven by lower interest associated with the Company's capital lease as compared to the prior year.
Other income (expense), net. The increase in other income (expense), net of $960, or 194%, was attributable to losses associated with foreign currency in the prior year along with additional gain recognized during the quarter associated with contingent consideration from the sale of the Hosted Infrastructure product line.
Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016
Interest expense. The increase in interest expense of $1,908, or 20%, was due mainly to the funds we borrowed from the 2016 Credit Facility in June 2016 in connection with the acquisition of Nexmo and the additional funds we borrowed in the first quarter of 2017 to fund operations.
Other income (expense), net. The increased in other income (expense), net of $1,168, or 493%, was due the sale of the Hosted Infrastructure product line during the second quarter of 2017.
Provision for Income Taxes
During the nine months ended September 30, 2017, we recognized discrete period tax benefits of $9,539 and $1,433 which were recognized related to excess tax benefits on equity compensation recognized primarily in the first quarter of 2017 as well as an adjustment to our deferred asset related to stock compensation.
In the first quarter of 2016 a discrete period tax expense of $1,220 was recorded related to expired stock options which was partially offset by $389 which was recorded during the second quarter of 2016 and $661 which was recorded in the third quarter of 2016. The provision also includes the federal alternative minimum tax and state and local income taxes.

Liquidity and Capital Resources
For the nine months ended September 30, 2017, we generated cash from operations. We expect to continue to balance efforts to grow our revenue while consistently achieving operating profitability. To grow our revenue, we continue to make investments in growth initiatives, marketing, application development, network quality and expansion, and customer care. Although we believe we will achieve consistent profitability in the future, we ultimately may not be successful and we may not achieve consistent profitability. We believe that cash flow from operations and cash on hand will fund our operations for at least the next twelve months.
The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2017	2016	Dollar Change
	(in thousands)
Net cash provided by operating activities	$80,600	$69,614	10,986
Net cash used in investing activities	(23,626)	(188,637)	165,011
Net cash (used)/provided by financing activities	(56,757)	93,264	(150,021)

Operating Activities
Cash provided by operating activities increased to $80,600 for the nine months ended September 30, 2017 compared to $69,614 for the nine months ended September 30, 2016, primarily due to an increase in earnings as compared to the prior period attributed to decrease in deferred taxes of $9,172 and contingent consideration of $7,362 during the prior year period, offset by an increase in stock compensation expense during the nine months ended September 30, 2017 associated with the acquisition of Nexmo of $1,869.
Changes in working capital requirements include changes in accounts receivable, inventory, prepaid and other assets, accounts payable, accrued and other liabilities, and deferred revenue and costs. Cash used for working capital requirements decreased by $5,681 during the nine months ended September 30, 2017 compared to the prior year period.
Investing Activities
Cash used in investing activities for the nine months ended September 30, 2017 of $23,626 was mainly attributable to the purchase of capital expenditures of $15,790 and development of software assets of $9,438, offset by the sales of marketable securities of $602 and cash proceeds of $1,000 associated with the sale of the Hosted Infrastructure product line in the second quarter of 2017.
Cash used in investing activities for the nine months ended September 30, 2016 of $188,637 was mainly attributable to the acquisition of Nexmo for cash proceeds of $163,042, purchase of capital expenditures of $19,980 and development of software assets of $8,987, offset by the sales of marketable securities, net of purchase of $3,372.

Financing Activities
Cash used in financing activities for the nine months ended September 30, 2017 of $56,757 was primarily attributable to $14,063 in 2016 term note principal payments, $42,000 in 2016 revolving credit facility principal payments, $2,500 in patent license payments, $3,201 in capital lease payments, $9,542 in common stock repurchases, and $14,927 in employee taxes paid on withholding shares, offset by $14,476 in proceeds received from the exercise of stock options and $15,000 in proceeds received from issuance of notes payable.
Cash provided by financing activities for the nine months ended September 30, 2016 of $93,264 was primarily attributable to $181,250 in net proceeds received from our 2016 Credit Facility and $6,169 in proceeds received from the exercise of stock option, offset by $9,375 in 2016 term note principal payments, $25 million in 2016 revolving credit facility principal payments, $3,750 in 2015 term note principal payments, $10 million in 2015 revolving credit facility principal payments, $4,250 in patent license payments, $3,203 in capital lease payments, $32,902 in common stock repurchases, $1,316 in debt related costs payments, and $4,359 in employee taxes paid on withholding shares.

Available Borrowings Under the 2016 Credit Facility
We maintain significant availability under our lines of credit to meet our short-term liquidity requirements. As of September 30, 2017, amounts available under the 2016 Credit Facility totaled $143 million.
State and Local Sales Taxes
We also have contingent liabilities for state and local sales taxes. As of September 30, 2017, we had a reserve of $901. If our ultimate liability exceeds this amount, it could affect our liquidity unfavorably. However, we do not believe it will significantly impair our liquidity.
Capital Expenditures
For the nine months ended September 30, 2017, capital expenditures were primarily for the implementation of software solutions and purchase of network equipment as we continue to expand our network. Our capital expenditures for the nine months ended September 30, 2017 were $25,228, of which $9,438 was for software acquisition and development. The majority of these expenditures are comprised of investments in information technology and systems infrastructure, including an electronic data warehouse, online customer service, and customer management platforms. For 2017, we believe our capital and software expenditures will be approximately $35,000. This amount is net of Tenant Improvement capital dollars we are investing in our Holmdel, New Jersey headquarters which are being refunded by the building owner in connection with the long-term lease renewal we executed in the fourth quarter of 2015.
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
As of September 30, 2017, approximately $42,533 remained of our 2014 $100.0 million repurchase program. The repurchase program expires on December 31, 2018 but may be suspended or discontinued at any time without notice.

Off-Balance Sheet Arrangements
Obligations under Certain Guarantee Contracts
We enter guarantee arrangements in the normal course of business to facilitate transactions with third parties. These arrangements include financial and performance guarantees, stand-by letters of credit, debt guarantees and indemnifications. As of September 30, 2017 and December 31, 2016 we had stand-by letters of credit totaling $1,561 and $1,578, respectively.

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
As of September 30, 2017, our goodwill is attributable to our Business operating segment. We perform our annual test of goodwill on October 1st. Additionally, we will assess our goodwill for impairment between annual tests when specific circumstances dictate.

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
As of September 30, 2017, if the interest rate on our variable rate debt changed by 1% on our 2016 term note, our annual debt service payment would change by approximately $1 million. As of September 30, 2017, if the interest rate on our variable rate debt changed by 1% on our 2016 revolving credit facility, our annual debt service payment would change by approximately $1.8 million.

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
(c) Common stock repurchases (in thousands, except per share value):
During the three months ended September 30, 2017, we did not repurchase Vonage Holdings Corp. common stock pursuant to the 2014 $100.0 million repurchase program. When executed, repurchases occur in the open market and pursuant to a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934. As of September 30, 2017, approximately $42,533 remained of our 2014 $100.0 million repurchase program.

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

101
The following financial statements from Vonage Holdings Corp.’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2017, filed with the Securities and Exchange Commission on November 7, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Stockholders’ Deficit; and (vi) the Notes to Condensed Consolidated Financial Statements.

(1) Filed herewith.

*	Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VONAGE HOLDINGS CORP.

Dated:	November 7, 2017	By:	/s/ David T. Pearson
David T. Pearson Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101
The following financial statements from Vonage Holdings Corp.’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2017, filed with the Securities and Exchange Commission on November 7, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Stockholders’ Deficit; and (vi) the Notes to Condensed Consolidated Financial Statements.

(1) Filed herewith.

*	Management contract or compensatory plan or arrangement.