Form 10-K
period 2017-12-31
VONAGE HOLDINGS CORP
filed 2018-02-27
CIK 1272830

UNITED STATES SECURITIES AND EXCHANGE COMMISSION • WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934	or	☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
	For the fiscal year ended December 31, 2017			For the transition period from to

 Commission file number 001-32887
VONAGE HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

Delaware	11-3547680
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
23 Main Street, Holmdel, New Jersey	07733
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (732) 528-2600

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.001 Per Share	The New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒  No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒  No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. Check one:
Large accelerated filer ☒                            Accelerated filer ☐
Non-accelerated filer ☐  (Do not check if a smaller reporting company)        Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐  No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2017 was $1,330,553,575 based on the closing price of $6.54 per share.
The number of shares outstanding of the registrant’s common stock as of January 31, 2018 was 231,153,342.
Documents Incorporated By Reference
Selected portions of the Vonage Holdings Corp. definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2017, are incorporated by reference in Part III of this Form 10-K.

VONAGE HOLDINGS CORP.
FORM 10-K
FOR THE FISCAL YEAR ENDED December 31, 2017

FORWARD-LOOKING STATEMENTS

VONAGE ANNUAL REPORT 2016

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements and other information which are deemed to be “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995, or the Litigation Reform Act. These forward-looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available.
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
In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Annual Report on Form 10-K, any exhibits to this Form 10-K and other public statements we make. the competition we face; the expansion of competition in the cloud communications market; our ability to adapt to rapid changes in the cloud communications market; the nascent state of the cloud communications for business market; our ability to retain customers and attract new customers cost-effectively; the risk associated with developing and maintaining effective internal sales teams and effective distribution channels; risks related to the acquisition or integration of businesses we have acquired; security breaches and other compromises of information security; risks associated with sales of our services to medium-sized and enterprise customers; our reliance on third party hardware and software; our dependence on third party facilities, equipment, systems and services; system disruptions or flaws in our technology and systems; our ability to scale our business and grow efficiently; our dependence on third party vendors; the impact of fluctuations in economic conditions, particularly on our small and medium business customers; our ability to comply with data privacy and related regulatory matters; our ability to obtain or maintain relevant intellectual property licenses or to protect our trademarks and internally developed software; fraudulent use of our name or services; intellectual property and other litigation that have been and may be brought against us; reliance on third parties for our 911 services; uncertainties relating to regulation of business services; risks associated with legislative, regulatory or judicial actions regarding our business products; risks associated with operating abroad; risks associated with the taxation of our business; governmental regulation and taxes in our international operations; liability under anti-corruption laws or from governmental export controls or economic sanctions; our dependence on our customers' unimpeded access to broadband connections; risks associated with a material weakness in our internal controls;restrictions in our debt agreements that may limit our operating flexibility; foreign currency exchange risk; our ability to obtain additional financing if required; any reinstatement of holdbacks by our credit card processors; our history of net losses and ability to achieve consistent profitability in the future; our ability to fully realize the benefits of our net operating loss carry-forwards if an ownership change occurs; certain provisions of our charter documents; and other factors that are set forth in the “Risk Factors” section and other sections of this Annual Report on Form 10-K, as well as in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

FINANCIAL INFORMATION PRESENTATION

For the financial information discussed in this Annual Report on Form 10-K, other than per share and per line amounts, dollar amounts are presented in thousands, except where noted. All trademarks are the property of their owners.

1     VONAGE ANNUAL REPORT 2017

PART I

ITEM 1. Business

OVERVIEW AND STRATEGY

At Vonage, we are redefining business communications. True to our roots as a technology disruptor, we are embracing technology to transform how businesses communicate to create better business outcomes. Our cloud communications platform enables businesses of all sizes to collaborate more productively and engage their customers more efficiently across any device. Vonage customers can choose among two separate delivery models to suit their specific communication needs: They can purchase Vonage Business with a Software-as-a-Service, or SaaS, model for a complete and configured unified communications solution or they can purchase Nexmo, "the Vonage API Platform", with a Platform-as-a-Service, or PaaS, model and consume our cloud communication in programmable modules, delivered via application programming interfaces, or APIs. We also provide a robust suite of feature-rich residential communication solutions.
All of our cloud communications solutions are designed to allow businesses to be more productive by integrating communications with all their existing business productivity tools and our programmable solutions allow customers to engage with their customers via embedded voice, chat, or messaging to create seamless and contextual communications that makes doing business easier for end customers. The use cases for both within and between the SaaS and PaaS platforms continue to grow as businesses of all size continue to leverage cloud communications to improve employee productivity and customer experience. We also continue to provide a robust set of feature-rich residential communication solutions that allow consumers to connect their home phones and mobile phones on one number and we offer attractive international long distance rates that help create a loyal base of satisfied customers.
Our business is organized under two reportable segments, Business and Consumer. Additional discussion of our reportable segments is included in Note 16, Industry Segment and Geographical Information to the Consolidated Financial Statements.
Business
Our strategy is to use cloud communications to deliver better business outcomes for our customers, leveraging our unique combination of cloud-based Unified Communications as a Service, or UCaaS, solutions and Communications Platform as a Service, or CPaaS, offerings. Our innovative UCaaS solution is comprised of integrated voice, text, video, data, collaboration, and mobile applications over our flexible, scalable Session Initiation Protocol, or SIP, based Voice over Internet Protocol, or VoIP, network. Our CPaaS, solutions are designed to enhance the way businesses communicate with their customers by embedding communications into apps, websites and business processes. In combination, our products and services permit our business customers to communicate with their customers and employees through any cloud-connected device, in any place, at any time without the costly investment required with on-site equipment. We have a robust set of product families tailored to serve the full range of the business value chain, from the small and medium business, or SMB, market, through mid-market and enterprise markets. We provide customers with multiple deployment options, designed to provide the reliability and quality of service they demand. We provide customers the ability to integrate our cloud communications platform with many cloud-based productivity and CRM solutions, including Google’s G Suite, Zendesk, Salesforce’s Sales Cloud, Oracle, and Clio. Additionally, we provide a variety of Contact Center as a Service, or CCaaS, offerings as customers continue to transform their contact and call centers with cloud communications. With our ability to integrate these cloud-based workplace tools, Vonage integrates the entire business communications value chain - from employee communications that maximize productivity to the direct engagement with customers that CPaaS provides. When combined with our Multiprotocol Label Switching, or MLPS, network, as well as voice services over customers' broadband networks via our SmartWan solution, we create a truly differentiated offering.
We support the full range of business customers, using three product families: Vonage Business Cloud, formerly Vonage Essentials, based on our proprietary call processing platform that is purpose-built for SMB and mid-market customers; Vonage Enterprise, formerly Vonage Premier, based on Broadsoft’s call processing platform in combination with other Vonage cloud based solutions, which serves mid-market businesses and large enterprises; and Nexmo, the Vonage API platform which provides customers with the ability to integrate communications into their business applications. We believe operating our product platforms at scale enables us to deliver the right products and solutions to address the needs of diverse customers while maximizing our subscriber economics, regardless of segment served. Revenues are generated primarily through the sale of subscriptions for our UCaaS services and usage-based sales through our CPaaS services allowing our customers to address their full communication needs. Our revenue generation efforts are focused on customer acquisition and retention as well as providing additional services to existing customers as they grow and scale.

2     VONAGE ANNUAL REPORT 2017

Our diverse customer base spans a wide variety of industries, including retail, manufacturing, automotive, legal, information technology, financial services, construction, real estate, engineering, healthcare, and non-profit.
Vonage Business Cloud
Vonage Business Cloud customers subscribe to our cloud-based communication services, delivered through our proprietary platform that is purpose-built for SMB and mid-market customers. Vonage Business Cloud provides a cost-effective, scalable, feature-rich solution, delivered over-the-top of a customer’s broadband, typically month-to-month without a commitment. Vonage Business Cloud is sold primarily through our direct telesales and online channels, and is increasingly sold through our channel partners and field sales teams. We believe the strength of the Vonage brand directly contributes to a lower-cost customer acquisition model and provides attractive subscriber economics.
Vonage Enterprise
Our Vonage Enterprise offerings are tailor-made for the large mid-market and enterprise segments. Vonage Enterprise is a feature-rich and fully managed solution that utilizes Broadsoft's enterprise-grade call processing platform, in combination with other cloud services like advanced contact center, video conferencing and speak2dial, and can be provided with high-level quality of service, or QoS, which is generally delivered over our national MPLS network, with 21 network Points of Presence, or POPs, across the country. Vonage can also provide QoS-level quality over-the-top of the customer’s broadband through our SmartWan router solution. Customers value our proprietary provisioning and feature-management tool which enables the rapid deployment of solutions directly by Vonage while giving full visibility to our channel partners and our customers. Further differentiating Vonage is our robust service delivery team comprised of team members specializing in project management, voice and data provisioning, and line number porting. This team is intensely focused on providing an outstanding customer experience, and is rapidly becoming a competitive differentiator.
Our Vonage Enterprise offering is sold primarily through our channel partners, and our field and enterprise sales teams, and generally requires a three-year contract. We are a preferred provider for many of the largest master agents in the country, harnessing a network of over 20,000 sub agents selling both Vonage Enterprise and Vonage Business Cloud. We believe we have one of the largest multi-channel distribution sales platforms in our industry to serve the full range of business customers. We plan to capitalize on the growing adoption of cloud-based communications and collaboration solutions by continuing to expand our salesforce, expand into new markets, and enhance our relationships with existing customers to provide additional functionality and overall business value that can be achieved with our UCaaS platform.
Nexmo, the Vonage API Platform
We are a global leader in the CPaaS segment of the cloud communications market, providing innovative communication APIs allowing developers and enterprises to embed contextual communications into mobile apps, websites and business workflows via text, social media, chat apps and voice. With just few lines of code, developers can embed programmable contextual communications into their applications and workflows to create innovative and engaging customer experiences for their customers. Nexmo, the Vonage API Platform can scale from one API call to billions. The platform makes it easy for our over 430,000 developers to access communication services via software and APIs. Through Nexmo we have a global network of interconnected carriers delivering our API-based communications platform, enabling businesses to communicate with their customers reliably and with ease, no matter where in the world they are located.
Consumer
For our Consumer customers, we enable users to access and utilize our services and features, via a single “identity,” either a number or user name, regardless of how they are connected to the Internet, including over 3G/4G, LTE, Cable, or DSL broadband networks. This technology enables us to offer our Consumer customers attractively priced voice and messaging services and other features around the world on a variety of devices.
Our Consumer marketing and distribution strategy is focused on the continued penetration of our core North American markets, where we will continue to provide value in international long distance and target under-served segments. The markets for international long distance allow us to leverage our VoIP network by providing customers a low-cost and feature-rich alternative to services offered by telecom, cable, and international calling card providers.
We generate revenue through the acquisition and retention of Consumer customers. As part of our overall strategy, we are focused on optimizing the Consumer business for profitability to improve the strong cash flows of the business. During 2017, we continued our disciplined focus on marketing efficiency by shifting customer acquisition spend to our higher performing channels, improving the quality of customers we acquire and driving lower churn, all of which drive higher customer life-time value. This focus has led to a reallocation of marketing spend to our Business segment.
The result of these initiatives has been to create a strong cash flow business which provides financial stability, as well as cost synergies and structural advantages to our Business segment.

3     VONAGE ANNUAL REPORT 2017

SERVICE OFFERINGS
Business
We provide a robust feature-rich range of communication services enabling businesses to interact with their customers, prospects and partners in a more efficient and effective manner. We provide services ranging from basic dial tone to services such as call queue, conferencing, call groups, mobile functionality, CRM integration, and detailed analytics - allowing our customers a high level of visibility into their business at prices that are often significantly lower than that of traditional on premises solutions. These services can be delivered over-the-top of the customers’ existing connectivity or bundled through our private MPLS connectivity service. Today more than 727 thousand business seats rely on Vonage to meet their communication needs, putting Vonage in a leading position within the UCaaS space. Our services are delivered through either proprietary networks or through trusted third parties to ensure our offerings provide all of the critical functions business needed for one of their most important business tools. During the year, we have continued to innovate and invest in both our Vonage Business Cloud and Vonage Enterprise platforms. These initiatives have enables us to increase scalability and enhance the user experience providing improved customer satisfaction.
Vonage Business Cloud
Vonage Business Cloud utilizes our proprietary technology platform to deliver seamless, integrated cloud-based communication services. It provides a cost-effective, highly scalable, feature-rich solution, delivered over-the-top of a customer’s broadband or our SmartWan solution, which provides elevated quality of service over a customer's network using SD-WAN, or software defined Wide Area Network, technology. All of our Vonage Business Cloud offerings allow free access to our mobile application. The mobile application allows users to choose WiFi, 3G and 4G and the extended features provide caller ID as if the user were calling from their office. Additional features include the ability to update account profiles, manage devices, and contact call logs directly from their mobile devices. We also offer virtual extensions, which connects employees to a business phone number through their mobile phones. A virtual extension is an additional dedicated direct dial number forwarded to the employee's mobile phone number, allowing employees to be reached from anywhere.
Vonage Business Cloud also integrates with other third-party software applications to improve workflow and enhance productivity. Our software uses a combination of open APIs and pre-built integrations to enhance functionality with data from other third-party enterprise applications including Saleforce, Microsoft Dynamics, NetSuite, Zendesk, Oracle Sales Cloud and Hubspot. Vonage Business Cloud also provides customers with a desktop and video sharing solution with Amazon Chime. The investments we have made has enabled scalability to allow Vonage Business Cloud to serve a broader customer base.
Vonage Enterprise
Vonage Enterprise is a purpose-built cloud based platform for mid-market and enterprise customers, providing a complete set of enhanced unified communication and collaboration services, including: voice, data, video, mobile and contact center services. We focus on customers for whom guaranteed quality of service and uniformity of services across all locations is critical. We deliver services to this customer base over our private, nationwide, fully redundant, secure IP MPLS network using 21 network POPs that allow us to deliver dedicated, secure and private bandwidth utilizing all forms of last mile technologies including EoC and Fiber and bandwidth ranging from 1.5Mbps to 1Gbps. Services we deliver include Wide Area Networking, or WAN, Internet Access, MPLS VPN, Managed Firewall, Hosted UCaaS, Hosted Video Conferencing, Web Collaboration, Secure Instant Messaging & Presence, Mobility and Fixed Mobile Convergence. Through our Hosted Contact Center we are able to provide a best in class cloud based contact center solution to allow business to engage with their customers in any manner in which they choose.
Vonage Enterprise services include advanced features such as Single Number Reach, which provides each user one number, available over numerous devices including desk phones, tablets and smartphones, Shared Line Appearance, Busy Lamp Field, Phone Paging, Outlook Integration, IM, Presence, and Video. Vonage also delivers SIP Trunking, over the same network, to customers using premises PBXs, with the ability to overlay UCaaS features where the premises PBX is deficient or for disaster recovery and business continuity requirements. This product also supports a hybrid deployment where some locations may be fully hosted and others may continue to use the premises PBX. Vonage Enterprise customers also have the ability to utilize our gUnify middleware layer to integrate communications with the core, SaaS-based business applications that companies use as part of their every-day workflow, such as Google for Work, Salesforce, Zendesk, and others.
Vonage Enterprise customers also receive access to a custom-built portal through which they can fully administer all services, online bill pay, manage trouble tickets, manage bandwidth and services, access detailed Call Analytics, and execute Moves, Adds and Changes.

4     VONAGE ANNUAL REPORT 2017

Nexmo, The Vonage API Platform
The communications industry is undergoing a major transformation from dedicated communications applications and devices to communications embedded in other applications and devices where the communications happens within the context of those applications. For example, when calling or messaging a taxi driver, consumers can do this within the taxi app which has all the necessary context such as the pickup location and payment method, resulting in a better experience for both parties. Similarly, when contacting a company consumers can communicate within the context of the company’s branded mobile app or website and agents within the context of their CRM desktop application, delivering a better experience for consumers and improving productivity for contact center agents. We call this type of communications “contextual” because it is context rich and delivers a better experience. This trend is enabled by a new category of cloud communications platforms that enable software developers to build communications capabilities such as messaging and voice calling within their applications without having to build or maintain communications infrastructure.

While innovative software companies were the early adopters of cloud communication platforms, over time virtually all companies will benefit from the new approach as part of their digital transformation journey. As more startups disrupt existing industries, established enterprises will innovate with communications APIs in order to more effectively compete with the new entrants and with their traditional competitors. Over time enterprises of all sizes will adopt contextual communications to deliver better business outcomes.

Nexmo, the Vonage API Platform, abstracts the complexities of the global communications networks and delivers voice, messaging, and authentication capabilities in the form of APIs that developers can easily embed into their applications with a low risk, pay as you go business model that fosters innovation. Developers adopt our APIs via a low friction, self service model on our website where they start with a free trial account and pay for additional usage with a credit card using prepaid accounts. Our customers include digital native companies who are looking to disrupt an existing industry, enterprises undergoing digital transformation, and enterprise SaaS companies looking to enhance their products with embedded communications capabilities.

Our platform includes the following products:

•
Voice API: Our Voice API enables companies to deliver better and more flexible voice experiences when communicating with their customers within the context of their existing business workflow, backed by the quality, strength and reliability of the Vonage network in the United States and tier one carriers globally.

•
SIP Trunking: Our SIP Trunking enables companies to rapidly connect their PBX to the global telecommunications networks using a pay as you go model and without having to negotiate lengthy carrier contracts.

•
SMS API: Our SMS API enables companies to send and receive SMS messages within the context of their existing business workflows. Our direct to carrier approach and patented Adaptive Routing algorithm enables us to deliver messages reliably and with low latency, globally.

•
Verify: Our Verify API enables companies to deploy two-factor-authentication for their applications to help them acquire genuine customers and to protect against fraud. With a single API call, Verify delivers messages via SMS and voice calls if required to ensure high conversion rates. In addition, customers pay only for successful authentications.

•
Number Insight: Our Number Insight API enables companies to get real time intelligence on phone numbers anywhere in the world to ensure numbers are valid and reachable and to discover other insights such as carrier information, roaming status whether a landline or mobile, and caller name.

•
Virtual Phone Numbers: We offer phone numbers that are local all over the world enabling our customers to have a local presence globally. We also offer toll free numbers and short codes in the United States and Canada. Our numbers can be provisioned and de-provisioned programmatically to enable maximum utilizations.

Our product offerings combined with the strength of our network enable us to partner closely with our customers to ensure that they are successful through a personalized account management experience, high quality support and consulting services. The Company's CPaaS products are supported through our close relationships with tier one carriers across the globe and offer local numbers in more countries along with our private MPLS network with 21 points of presence in the United States allowing us to offer high voice quality, lower costs and increased reliability. Additionally, Nexmo has office locations all over the world, including the United States, United Kingdom, France, Germany, Hong Kong, Singapore, Japan, Korea and China. Our extensive network of developers provides customers with the ability to foster rapid innovations, including extensive developer documentation, sample codes, tutorials, libraries and free online support.

5     VONAGE ANNUAL REPORT 2017

Consumer
Our home telephone services are offered to customers through several service plans with different pricing structures. The service plans include basic features such as voicemail, call waiting, and call forwarding as well as unique features such as Simulring, Visual Voicemail and Extensions. We also charge for local and international calling outside of plan limits.
We have two primary Consumer offerings available in the United States: Vonage World and Vonage North America. For a flat monthly fee, Vonage World customer plans include unlimited domestic calling, which includes U.S., Canada, and Puerto Rico, and unlimited calling to landline phones in more than 60 countries, including India, Mexico, and China, and unlimited calling to mobile phones in certain of those countries. The Vonage North America plan includes unlimited calling across the U.S., Canada, Mexico and Puerto Rico. Each of our Consumer calling plans provides a number of basic features including call waiting, caller ID with name, call forwarding, and voicemail. Our plans also include unlimited Vonage Visual Voicemail, which is “readable voicemail” delivered via email or SMS text message, Vonage Extensions, which extends the plan, and in-bound calling, to additional phone numbers and devices, and selective call block, which allows users to block unwanted calls. We also offer, in some cases for additional fees, features such as area code selection, virtual phone number, and web-enabled voicemail. Additionally, we also provide similar product offerings to customers in both Canada and the United Kingdom.
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
NETWORK OPERATIONS
The Vonage network uses our customer’s existing or Vonage procured high-speed broadband Internet service to allow calls over the Internet either from a standard telephone through a Vonage-enabled device or through soft phone software or mobile client applications. Our UCaaS services are not dependent on any specific type or provider of Internet service, and our customers are free to change their Internet service provider in response to a competitive alternative, or because they have moved to a different location. For many of our Vonage Enterprise customers, our UCaaS services are delivered over the Company's private, nationwide, fault tolerant, secure IP MPLS network under multi-year contracts to provide the high level of interconnection quality and the ability to offer service level agreements, or SLA, guaranteeing certain levels of voice service performance.
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

6     VONAGE ANNUAL REPORT 2017

•
Back Office Systems.  In addition to our network management systems, we have developed a number of software systems that enable us to manage our network and service offerings more efficiently and effectively. Key aspects of these systems include:

◦
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

◦
Web Portal.  We provide a fully functional customer Web portal that allows our customers to configure and manage almost all aspects of their service on the Internet without requiring intervention of a customer-care representative. The portal permits customers to add and change features and phone numbers, update billing information, and access call usage and billing details.

◦
Emergency Calling Service and Enhanced 911 Service.  We have deployed E-911 service to approximately 99.99% of our U.S. consumer and small and home office customer base that is comparable to the emergency calling services provided to customers of traditional wireline telephone companies in the same area. Our E-911 service does not support the calls of our soft phone software users. The emergency calls of our soft phone software users are supported by a national call center. Not all Vonage products require 911 service capabilities, such as our mobile client products but we are fully compliant with E911 requirements of the Federal Communications Commission, or FCC, for VOIP Interconnected providers. To enable us to effectively deploy and provide our E-911 service, we maintain an agreement with a provider that assists us in delivering emergency calls to an emergency service dispatcher at the public safety answering point, or PSAP, in the area of the customer’s registered location and terminating E-911 calls. We also contract for the national call center that operates 24 hours a day, seven days a week to receive certain emergency calls and for the maintenance of PSAP databases for the purpose of deploying and operating E-911 services. The databases include contact, technical infrastructure, boundary, and routing information for delivery of calls to a PSAP or emergency service providers in the United States.

◦
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

◦
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
For our business customers, our primary source of lead acquisition is digital marketing in the form of search engine marketing, digital advertising, social media advertising, and affiliate programs. We also utilize database marketing and lead aggregators to source business leads. We use direct marketing and account-based marketing to help source leads and create interest in our solutions. We have a significant strategy of using third-party and proprietary events to source business leads and convert prospects. For our residential customers, we have highly optimized our acquisition approach and focus mainly on digital advertising channels.
We make use of marketing research to gain consumer insights into brand, product, and service performance, and utilize those learnings to improve our messaging and media plans. Market research is also leveraged in the areas of testing, retention marketing, and product marketing to ensure we bring compelling products and services to market for our customers.

7     VONAGE ANNUAL REPORT 2017

We believe our brand is a meaningful factor for customers as they consider business services. We invest in our brand in order to retain and expand our customer base and to position Vonage as a technology leader that delivers innovative, unified communication services, serving the full range of businesses and enterprises. We expect these investments to continue as we further establish Vonage as a leading business services brand and pivot beyond our residential brand heritage.
SALES AND DISTRIBUTION
Enterprise Sales
In order to continue to expand in the enterprise sales channel, which we define as businesses larger than 1,000 seats, our enterprise sales organization is positioned to provide high quality business services for Enterprise, through our fully managed solution, which utilizes BroadSoft’s enterprise-grade call processing platform, with a broad portfolio of products delivered over our own private, national MPLS network, with 21 Points-of-Presence, or POPs, across the country and our own team of service delivery project managers using our proprietary provisioning tool Zeus, or with SmartWan, as well as our industry leading CPaaS products. Additionally, Contact Center solutions are commonly integrated into Enterprise solutions
Field Sales and Inside Sales - SMB and Midmarket
We utilize our team of sales agents, primarily based in geographic territories comprising customers and prospects, which we refer to as our field sales team, to market and sell our business services. These field sales agents utilize a consistent, automated, highly-structured sales process to effectively educate prospective customers regarding our services. We have developed a scalable model applicable to both existing and new markets. We now have field sales presence in 20 markets within the United States and made significant expansion into new markets globally primarily supporting Nexmo. For customers in the SMB segment, we leverage an Inside Sales team to provide solutions across our cloud communications offerings.
Channel Sales
In addition to inside sales and our field sales team, we also have a dedicated team focused on channel sales who work with our channel partners to market and sell our business services, which helps to broaden our sales distribution. In 2017, we continued to develop and expand this channel program by adding new senior management, channel managers, and additional national master agents. We now have a broad and deep coverage of the U.S. market through a network of over 20,000 sub agents and resellers.
Self-Service
Customers can subscribe to our consumer services at our websites, http://www.vonage.com, http://www.vonage.ca, http://www.vonage.co.uk and several affiliate websites, or through multiple toll free numbers including 1-877-4VONAGE. Business customers can subscribe to our services at our websites, including https://business.vonage.com/, http://www.vonagebusiness.com, https://enterprise.vonage.com, and https://www.nexmo.com, or through toll free numbers including 1-877-862-2562 and 1- 855-593-7326. Additionally, Nexmo's API enablement and developer focus lends itself to a self-service model. Our developers can register, sign up and test, and scale their businesses easily and quickly without having to engage with anyone at Nexmo. This allows customers to self-provision their accounts with the aim of improving the customer experience while reducing customer acquisition costs.
Customer Support
Consumer. We offer our customers support 24 hours a day, seven days a week through both our comprehensive online account management website and via our support number, chat or email. Many customers use our self-service website when they have a question or problem with their service and are able to resolve their concerns online without needing to speak to a customer care representative. Our customers can manage almost all aspects of their accounts online. This capability empowers our customers through self-service and reduces our customer care expenses.
Customers who cannot or do not wish to resolve their questions through our website may contact a customer care representative through our support number, chat or email. We staff our customer care organization through a combination of our own employees and outsourced customer care representatives. All new customer care representatives are trained through an established program developed by Vonage. We also have a separate team that provides advanced technical support for resolving customers’ complex issues. We use extensive monitoring of call quality and customer satisfaction scores to determine additional training or coaching requirements for individual associates and to drive continuous improvement in our processes, policies, and technology. We offer support in English, Spanish, Tagalog and French Canadian.

8     VONAGE ANNUAL REPORT 2017

Small and Medium Businesses. We have specialized teams of customer care representatives to work with customers in every stage of their life cycle, including porting specialists to transfer or port existing phone numbers, an order entry team to help customers bring their new phone system online, as well as billing and product specialists. Customers can also utilize our extensive online support resources, complete with cataloged feature descriptions, how-to videos and other key resources to help them enable the many system features. Additionally, our representatives have ready access to a full support team - from technical support pros and billing specialists, to engineers and product experts.
Medium and Large Enterprise. Our larger business customers benefit from a robust service delivery team comprised of team members specializing in project management, voice and data provisioning, and line number porting.
INTELLECTUAL PROPERTY
We believe that our technological position depends primarily on the experience, technical expertise, and creative ability of our employees. We currently own over 185 issued U.S. patents as well as a number of foreign patents and have more than 60 pending U.S. patent applications along with a number of foreign patent applications. We routinely review our technological developments with our technology staff and business units to identify the aspects of our technology that provide us with a technological or commercial advantage and seek intellectual property and patent protection as appropriate to protect such key proprietary technology in the United States and internationally, based on our assessment in light of applicable law. Our company policies require our employees to assign intellectual property rights developed in the scope of or in relation to our business to us and to treat proprietary know-how and materials as our confidential information.
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
COMPETITION
We face continued strong competition from traditional telephone companies, cable companies, wireless companies, alternative communication providers, direct unified communications providers, legacy consumer VOIP businesses, large technology incumbents, and collaboration providers in the consumer, mobile, SMB and enterprise markets. Because most of our target customers are already purchasing communications services from one or more of these providers, our success is dependent upon our ability to attract these customers away from their existing providers. We believe that the principal competitive factors affecting our ability to attract and retain customers are price, call quality, brand awareness, customer service, network and system reliability, service features and capabilities, scalability, usability, simplicity, mobile integration and the unique ability to deliver CPaaS communications tools to business customers in addition to our UCaaS offerings.
There is a continuing trend toward consolidation of compeitive companies, including the acquisition of alternative communication providers by Internet product and software companies with significant resources. In addition, certain of our competitors have partnered and may in the future partner with other competitors to offer products and services, leveraging their collective competitive positions. We also are subject to the risk of future disruptive technologies, which could give rise to significant new competition.
Business
In connection with our cloud communications products, we face competition from the traditional telephone and cable companies as discussed above, as well as from vendors of premises-based solutions and/or hosted solutions including the following:

•	Independent cloud services providers;

•	Premises-based business communication equipment providers;

•	Hosted communication services providers;

9     VONAGE ANNUAL REPORT 2017

•	Traditional technology companies; and

•	Emerging competitors in technology companies.
As the cloud communications market evolves, and the convergence of voice, video, messaging, mobility and data networking technologies accelerates, we may face competition in the future from companies that do not currently compete in the market, including companies that currently compete in other sectors, companies that serve consumers rather than business customers, or companies which expand their market presence to include cloud communications.
Consumer
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
In many cases, we charge prices that are lower than prices charged by the traditional phone and cable companies. We believe that we also currently compete successfully with the traditional phone and cable companies on the basis of the features we offer that they may not, such as area code selection, portable service, virtual phone numbers, and readable voice mail. We offer many of these features at no extra charge.

10     VONAGE ANNUAL REPORT 2017

Wireless telephone companies
We also compete with wireless phone companies for both our broadband telephone services, international long distance, and our mobile services. Some consumers use wireless phones, instead of VoIP phones, as a replacement for a wireline phone. Also, wireless phone companies increasingly are providing wireless broadband Internet access to their customers. As wireless providers offer more minutes at lower prices and other services that improve calling quality, their services have become more attractive to households as a competitive replacement for wireline service. In addition, wireless providers are also offering standalone wireless home services as well as the ability to link multiple devices for telephony service. Wireless telephone companies have a strong retail presence and have significant financial resources. We are developing next-generation services to meet the emerging needs of mobile and other connected device users by delivering easy-to-use applications that provide significant cost savings in large existing markets. We believe that our efforts will capitalize on favorable trends including the proliferation of low or no-cost Wi-Fi and other broadband around the world, accelerating smart phone adoption rates, and the growth of social communities.
Alternative communications providers
We also compete against alternative communication providers some of which are larger than us and have the ability to devote greater resources to their communications services. Some of these service providers, including Internet product and software companies, have chosen to sacrifice telephony revenue in order to gain market share or attract users to their platform and have offered their services at low prices or for free. While not all of these competitors currently offer the ability to call or be called by anyone not using their service, line portability, E-911 service, and customer service, in the future they may integrate such capabilities into their service offerings. As we continue the introduction of applications that integrate different forms of voice, video, messaging, and other services over multiple devices, we face competition from emerging competitors focused on similar integration, as well as from alternative communication providers.
FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
We currently have UCaaS and consumer operations in the United States, United Kingdom, and Canada and believe that our low-cost Internet based communications platform enables us to cost effectively deliver voice and messaging services to other locations throughout the world. Through Nexmo, we have operations in the United States, United Kingdom, Hong Kong, and Singapore providing our CPaaS solutions to customers located in many countries around the world.
We had approximately 2.2 million combined subscriber lines and business seats as of December 31, 2017. Customers in the United States represented 85% of our consolidated revenues at December 31, 2017, with the balance in Canada, the United Kingdom, and other countries.
For further information regarding the Company's revenues and long-lived assets attributable to our U.S. and foreign countries for the last three fiscal years see Note 16, Industry Segment and Geographical Information to the Company's Consolidated Financial Statements.
EMPLOYEES
As of December 31, 2017, we had 1,780 employees. None of our employees are subject to a collective bargaining agreement.
AVAILABLE INFORMATION
We were incorporated in Delaware in May 2000 and changed our name to Vonage Holdings Corp. in February 2001. We maintain a website with the address www.vonage.com. References to our website are provided as a convenience, and the information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Other than an investor’s own Internet access charges, we make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we have electronically filed such material with, or furnished such material to, the U.S. Securities and Exchange Commission, or SEC. Copies are also available, without charge, by writing to Vonage’s Investor Relations Department at Vonage Holdings Corp., 23 Main Street, Holmdel, NJ 07733 or calling us at 732.365.1328 or sending an email through the Vonage Investor Relations website at http://ir.vonage.com/. Reports filed with the SEC may be viewed at www.sec.gov or obtained at the SEC Public Reference Room in Washington, D.C. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

11     VONAGE ANNUAL REPORT 2017

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
The business cloud communications markets and consumer services market in which we participate are highly competitive. We face intense competition from a broad set of companies, including:

•	software as a service companies and other alternative communication providers and other providers of cloud communications services; and

•	traditional telephone, wireless service providers, cable companies and alternative communications providers with consumer offerings
Many of these providers are substantially larger and better capitalized than we are and have the advantage of greater name and brand name recognition and a large existing customer base. These service providers may have the ability to devote greater resources to their communications services and may be able to respond more quickly and effectively than we can to new or changing opportunities. Our competitors' financial resources may allow them to offer services at prices below cost or even for free in order to maintain and gain market share or otherwise improve their competitive positions. Some of our competitors also could use their greater financial resources to develop and market telephony and messaging services with more attractive features and more robust customer service. In addition, because of the other services our competitors provide, some of these service providers choose to offer cloud communications services as part of a bundle that includes other products, such as high speed Internet access and wireless telephone service. These bundled offers may enable our competitors to offer cloud communications services at prices with which we may not be able to compete or to offer functionality that integrates cloud communications services with their other offerings, both of which may be more desirable. As we continue the introduction of applications that integrate different forms of voice and messaging services over multiple devices, we face competition from emerging competitors focused on similar integration, as well as from established alternative communication providers. Any of these competitive factors could make it more difficult for us to attract and retain customers, reduce our market share and revenues, or cause us to lower our prices or offer additional features that may result in additional costs without commensurate price increases. In order to compete with such service providers, we may have to reduce our prices, which would impair our profitability, or offer additional features that may cause us to incur additional costs without commensurate price increases. To the extent that these or other companies strengthen their offerings, we may have to reduce our prices, increase promotions, or offer additional features, which may adversely impact our revenues and profitability.
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

12     VONAGE ANNUAL REPORT 2017

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
The utilization of APIs to embed contextual, programmable real time communications into mobile apps, websites and business systems workflows, remains a relatively new market, and developers and organizations may not yet recognize the need for, or benefits of, our products and platform. It is important that we are able to educate developers, organizational leaders, and other potential customers regarding our products and platform in order to help grow the market and to realize our market share, The market for our products and platform or our share of that market could fail to grow significantly. If the CPaaS market, or our share of that market, does not experience significant growth, then our business, results of operations and financial condition could be adversely affected.

13     VONAGE ANNUAL REPORT 2017

If we are unsuccessful at retaining customers or attracting new consumer or business customers we may experience a reduction in revenue or may be required to spend more money or alter our marketing approaches to grow our customer base.
Our rate of customer terminations for our UCaaS services could increase in the future if customers are not satisfied with the quality and reliability of our network, the value proposition of our products, and the ability of our customer service to meet the needs and expectations of our customers. For our CPaaS customers, our ability to grow revenue depends, in part, on our ability to maintain and grow usage of our platform by new and existing customers. If we are not able to increase customer usage of our products, our revenue may decline which would adversely impact our business, results of operations and financial condition. Our CPaaS customers are charged based on their usage of our products and generally our customers do not have long-term contractual financial commitments to us, therefore, usage rates may fluctuate at any time. In addition, our agreements with business customers typically provide for service level commitments. If we are unable to meet these commitments or if we suffer extended periods of downtime for our products or platform, our business, results of operations and financial condition could be adversely affected. Our ability to attract and retain customers for our consumer services are impacted by our pricing, brand awareness, customer service, network and system reliability and service features and capabilities. Competition from traditional telephone companies, cable companies, wireless companies, alternative communication providers, low-cost international calling cards, disruptive technologies, general economic conditions, and our ability to activated and register new customers on our network also influence churn rate. A material decline in the usage of our business and consumer products could cause us to spend significantly more on sales and marketing than we currently budget in order to maintain or increase revenue from customers, which could adversely affect our business, results of operations and financial condition.
The success of our CPaaS products depends in part on attracting new customers in a cost-effective manner. The failure to do so could materially and adversely affect our business.
The success of our business relies on our ability to attract new customers in a cost effective manner by using a variety of marketing channels. We use developer events and developer evangelism, search engine marketing and optimization, and other marketing efforts such as regional customer events, email campaigns, advertising and public relations events. These methods are prioritized depending on effectiveness and efficiency, and may be altered if costs increase dramatically or if the results do not meet expectations. Alternative, less expensive channels, may not be as effective as our preferred channels. Our continued success requires that we continue to attract new customers in a cost-effective manner. If we fail to do so, our revenues may decrease and our operating results would suffer.
Our success in the cloud communications market for our business services depends in part on developing and maintaining effective distribution channels. The failure to develop and maintain these channels could materially and adversely affect our business.
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
We have made several acquisitions over the past several years to build our business services and continue to periodically review acquisition opportunities. Acquisition and integration activities require substantial management time and resources. Acquisitions of existing businesses involve substantial risks, including the risk that we may not be able to integrate the operations, personnel, services, or technologies, the potential disruption of our ongoing businesses, the diversion of management attention, the maximization of financial and strategic opportunities, the difficulty in developing or maintaining controls and procedures, and the dilution to our existing stockholders from the issuance of additional shares of common stock. We may elect to acquire additional businesses or assets in the future. However, we cannot predict or guarantee that we will be able to identify suitable acquisition candidates or consummate any acquisition. As a result of these and other risks, we may not produce anticipated revenue, profitability, or synergies.

14     VONAGE ANNUAL REPORT 2017

Acquisitions may require us to issue debt or equity securities, use our cash resources, incur debt or contingent liabilities, amortize intangibles, or write-off acquisition-related expenses. If we are unable to successfully integrate any acquired businesses or assets we may not receive the intended benefits of such acquisition. In addition, we cannot predict market reactions to any acquisitions we may make or to any failure to announce any future acquisitions.
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
There are several inherent risks to engaging in a technology business, including our reliance on our data centers and networks, and the use and interconnectivity of those networks. A significant portion of our operations relies heavily on our ability to provide secure processing, storage and transmission of confidential and other sensitive data, including intellectual property, proprietary business information, and personally identifiable information of our customers and employees, in our data centers and on our networks. The secure processing, storage, and transmission of this information is critical to our operations and business strategy. As seen in our industry and others, these activities have been, and will continue to be, subject to continually evolving cybersecurity or other technological risks. Targeted attacks, such as advanced persistent threat is prevalent throughout the Internet and associated with the theft of intellectual property and state-sponsored espionage. Due to the nature of our business and reliance on the Internet, we are susceptible to this type of attack. In addition, physical security of devices located within our offices, and/or remote devices, pose cybersecurity and other technological risks that could negatively impact our business and reputation.
We also operate Internet based, worldwide data, voice, video communications, and messaging services and electronic billing, which require the transmission of confidential and at times personal or sensitive customer or employee information over public networks that may or may not support end to end security. Despite our security measures, which include the development, operation and maintenance of systems and processes that are designed to protect consumer and employee information and prevent fraudulent credit card transactions and other security breaches, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to error, malfeasance or other disruptions by a current or former employee or third-party provider and our failure to mitigate such fraud or breaches may adversely affect our operating results. Any such breach could compromise our systems and network and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to our operations, damage to our reputation, and a loss of confidence in our products and services, and our ability to keep personally identifiable information confidential, which could adversely affect our business.
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

15     VONAGE ANNUAL REPORT 2017

We are subject to Payment Card Industry, or PCI, data security standards, which require periodic audits by independent third parties to assess compliance. PCI data security standards are a comprehensive set of requirements for enhancing payment account data security that was developed by the PCI Security Standards Council including American Express, Discover Financial Services, JCB International, MasterCard Worldwide, and VISA Inc., to help facilitate the broad adoption of consistent data security measures. Failure to comply with the security requirements as identified in subsequent audits or rectify a security issue may result in fines. While we believe it is unusual, restrictions on accepting payment cards, including a complete restriction, may be imposed on companies that are not compliant. Further, the law relating to the liability of providers of online payment services is currently unsettled and states may enact their own rules with which we may not comply.
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

16     VONAGE ANNUAL REPORT 2017

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
In some cases we rely on purchased or leased hardware and software licensed from third parties in order to provide our UCaaS services. For example, Broadsoft, Inc. provides us with infrastructure, call termination and origination services, and other hardware and software in connection with our Vonage Enterprise offerings. We also integrate third-party licensed software components into our platform. This hardware and software may not continue to be available on commercially reasonable terms or pricing or may fail to continue to be updated to remain competitive. The loss of the right to use this third party hardware or software may increase our expenses or impact the provisioning of our services. The failure of this third party hardware or software could materially impact the performance of our UCaaS services and may cause material harm to our business or results of operations.
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
Although we have designed our service network to reduce the possibility of disruptions or other outages, our service may be disrupted by problems with our technology and systems that we provide to customers, software or facilities and overloading of our network. As we attract new subscribers, we expect increased call volume that we need to manage to avoid network interruptions. Interruptions have caused and may in the future cause us to lose customers and offer substantial customer credits, which could adversely affect our revenue and profitability. Network interruptions have also impaired our ability at times to sign-up new customers and the ability of customers to manage their accounts. If service interruptions or other outages adversely affect the perceived reliability of our service or customer service, we may have difficulty attracting and retaining customers and our brand reputation and growth may suffer.
In addition, we utilize third-party Internet-based or “cloud” computing services in connection with some of our business operations. Any disruption to the internet or to our third-party Web hosting or cloud computing providers, including technological or business-related disruptions, could adversely impact the experience of our customers and have adverse effects on our operations. In addition, fires, floods, earthquakes, power losses, telecommunications failures, and similar "Acts of God" could damage these systems and hardware or cause them to fail completely. While we do maintain redundant systems consistent with industry best practices certain events could result in downtime for our operations and could adversely affect our business.
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

17     VONAGE ANNUAL REPORT 2017

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
Examples of key data privacy and security related obligations and restrictions include the European Union General Data Protection Regulation, GDPR. The GDPR was adopted in April 2016 and comprehensively regulates the processing of personal data of any individual residing in the EU. The GDPR effectively requires any company processing data of EU individuals to develop a comprehensive privacy program. The GDPR becomes effective on May 25, 2018. In addition, in January 2017, the European Commission introduced a new proposed ePrivacy regulation that would restrict communications service provider’s ability to use metadata and content from communications services. In order to become effective, the proposal needs to be adopted by the European Council and European Parliament. In October 2016, the Federal Communications Commission adopted a new privacy rules for the U.S. communications industry. These rules greatly extended the scope of FCC privacy regulation. Numerous parties have filed petitions for reconsideration at the FCC on the new privacy rules.
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

18     VONAGE ANNUAL REPORT 2017

If we fail to protect our internally developed systems, technology, and software and our trademarks, we may become involved in costly litigation or our business or brand may be harmed.
Our ability to compete effectively is dependent in large part upon the maintenance and protection of systems and software that we have developed internally based on open standards. While we own over 185 issued U.S. patents as well as a number of foreign patents and more than 60 pending U.S. patent applications along with a number of foreign patent applications, we cannot patent much of the technology that is important to our business. Our pending patent applications may not be granted. Any issued patent that we own may be challenged, narrowed, invalidated, or circumvented. To date, we have relied on patent, copyright and trade secret laws, as well as confidentiality procedures and licensing arrangements, to establish and protect our rights to this technology. We typically enter into confidentiality agreements with our employees, consultants, customers, partners, and vendors in an effort to control access to and distribution of technology, software, documentation, and other information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use this technology without authorization. Policing unauthorized use of this technology is difficult. The steps we take may not prevent misappropriation of the technology we rely on. In addition, effective protection may be unavailable or limited in some jurisdictions outside the United States, Canada, and the United Kingdom. Litigation may be necessary in the future to enforce or protect our rights or to determine the validity and scope of the rights of others. That litigation could cause us to incur substantial costs and divert resources away from our daily business, which in turn could materially adversely affect our business.
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

19     VONAGE ANNUAL REPORT 2017

We may be subject to damaging and disruptive intellectual property disputes that could materially and adversely affect our business, results of operations, and financial condition, as well as the continued viability of our company.
There has been substantial litigation in the cloud communications, UCaaS, VoIP, telecommunications, hosted services, and related industries regarding intellectual property rights and, given the rapid technological change in our industry, expansion into new technological and geographical markets, and our continual development of new products and services, we and/or our commercial partners may be subject to infringement claims from time to time.  For example, we may be unaware of filed patent applications and issued patents that could include claims that might be interpreted to cover our products and services.  We have been subject to patent infringement claims in the past, are currently named as a defendant in several proceedings that relate to alleged patent infringement, and from time to time we receive letters from third parties offering an opportunity for us to obtain licenses to patents that may be relevant to our business or alleging that our services infringe upon third party patents or other intellectual property. We may seek to obtain rights to third party technology in the future, but may not be able to agree upon commercially reasonable terms or at all with respect to obtaining such rights. If we are unable to extend existing licenses or are unable to obtain rights to other technology that may be commercially advantageous or necessary for our product and service offerings, we may experience a decrease in the quality of our products or services or we may lose the ability to provide our products and services on a non-infringing basis until alternative technology or suitable alternative products and services can be developed, identified, obtained either through acquisition, license or other grants of rights, and integrated.
Parties making claims of infringement may be able to obtain injunctive or other equitable relief that could effectively block our ability to provide our services and could cause us to pay substantial royalties, licensing fees, damages or settlement fees. Our agreements with certain customers, vendors, or partners may obligate us to defend or indemnify them in connection with such claims of infringement, further increasing our costs of defense and potential liability. Although we generally limit our contractual liability regarding such obligations, we may incur significant liability with respect to them, and disputes with our customers, vendors or partners over such obligations may have an adverse relationship on our relations with those entities. The defense of any lawsuit could divert management’s efforts and attention from ordinary business operations and result in time-consuming and expensive litigation, regardless of the merits of such claims. These outcomes may:

•	result in the loss of a substantial number of existing customers or prohibit the acquisition of new customers;

•	cause us to accelerate expenditures to preserve existing revenues;

•	cause existing or new vendors to require prepayments or letters of credit;

•	cause our credit card processors to demand reserves or letters of credit or make holdbacks;

•	result in substantial employee layoffs;

•	materially and adversely affect our brand in the marketplace and cause a substantial loss of goodwill;

•	cause our stock price to decline significantly;

•	materially and adversely affect our liquidity, including our ability to pay debts and other obligations as they become due;

•	cause us to change our business methods or services;

•	require us to cease certain business operations or offering certain products and services; and

•	lead to our bankruptcy or liquidation.

We rely on third parties to provide a portion of our customer service representatives, provide aspects of our E-911 service, which differs from traditional 911 service, and initiate local number portability for our customers. If these third parties do not provide our customers with reliable, high-quality service, our reputation will be harmed and we may lose customers.
We offer our customers support 24 hours a day, seven days a week through both our comprehensive online account management website and our toll free number. Our customer support is currently provided via United States based employees as well as third party partners located in the United States, Philippines, Costa Rica, Chile, Mexico, and India. We can offer support in English, Spanish, and French Canadian. Our third-party providers generally represent us without identifying themselves as independent parties. The ability to support our customers may be disrupted by natural disasters, inclement weather conditions, civil unrest, and other adverse events in the locations where our customer support is provided.
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

20     VONAGE ANNUAL REPORT 2017

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
Our business has developed in a relatively lightly regulated environment. However, the United States, United Kingdom, and Canada have applied some traditional telephone company regulations to VoIP and continue to evaluate how VoIP should be regulated. The effects of future regulatory developments are uncertain. At the federal level in the U.S., the Federal Communications Commission has imposed certain telecommunications regulations on VoIP services including:

•	Requirements to provide E-911 service;

•	Communications Assistance for Law Enforcement Act obligations;

•	Obligation to support Universal Service;

•	Customer Proprietary Network Information, or CPNI, requirements;

•	Disability access obligations;

•	Local Number Portability requirements;

•	Service discontinuance notification obligations;

•	Outage reporting requirements; and

•	Rural call completion reporting and rules related to ring signal integrity.

In general, the focus of interconnected VoIP telecommunications regulation is at the federal level. On November 12, 2004, the FCC issued a declaratory ruling providing that our service is subject to federal regulation and preempted the Minnesota Public Utilities Commission from imposing certain of its regulations on us. While this ruling does not exempt us from all state oversight of our service, it effectively prevents state telecommunications regulators from imposing certain burdensome and inconsistent market entry requirements and certain other state utility rules and regulations on our service. As such, Vonage is subject to relatively few state regulatory requirements including:

•	Payment of state and local E-911 fees; and

•	State Universal Service support obligations.

In Canada, the Canadian Radio-television and Telecommunications Commission, or CRTC. regulates VoIP service. CRTC VoIP regulations include:

•	Requirement to provide 911 service; and

•	Local Number Portability requirements.

In the UK, we are subject to regulation in the UK by the Office of Communications, or OFCOM. OFCOM VoIP regulations include:

•	Requirement to provide 999/112 service; and

•	Number Portability requirements.

Vonage seeks to comply with all applicable regulatory requirements. We could, however, be subject to regulatory enforcement action if a regulator does not believe that we are complying with applicable regulations.
In addition, the regulatory framework for VoIP service is still evolving and it is possible that Vonage could be subject to additional regulatory obligations and/or existing regulatory obligations could be modified or expanded particularly at the state and local level. For instance, several states public utility commissions are attempting to regulate ‘fixed’ VoIP provided by cable companies versus the nomadic nature of Vonage's services. These states believe that the FCC’s 2004 Vonage Preemption Order did not preempt regulation of these ‘fixed’ services. The effects of future regulatory developments are uncertain. Future legislative, judicial or other regulatory actions could have a negative effect on our business. If we become subject to the rules and regulations applicable to telecommunications providers in individual states, we may incur significant litigation and compliance costs, and we may have to restructure our service offerings, exit certain markets, or raise the price of our services, any of which could cause our services to be less attractive to customers. In addition, future regulatory developments could increase our cost of doing business and limit our growth.

21     VONAGE ANNUAL REPORT 2017

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
In the United States, Canada, and United Kingdom, we are not a regulated telecommunications business subject primarily to regulations surrounding provision of emergency services and payment into universal service type funds. Our services are also in use in countries outside of the United States, Canada, and the United Kingdom, including countries where providing VoIP services is or may be illegal. We may need to change our service offerings to avoid regulation as a telecommunications business in a jurisdiction, or if we are treated as a fully regulated telecommunications business, we may be required to incur additional expenses. In addition, if governments believe that we are providing unauthorized service in their countries, they may pursue fines, penalties, or other governmental action, including criminal action, that may damage our brand and reputation. If we use a local partner to provide services in a country and the local partner does not comply with applicable governmental regulations, we may face additional regulation, liabilities, penalties or other governmental action, and our brand and reputation may be harmed.
In addition to the risk of being directly subjected to regulation, decisions by foreign regulators to increase the charge for terminating international calls into their countries could cause increased costs, impact margin, and impact churn. These regulatory actions may be taken without notice and cause us to react quickly to changing market conditions. These efforts could divert management’s efforts and attention from ordinary business operations which could materially and adversely affect our results of operations.
As a United States-based company, any foreign subsidiary or joint venture that we use for international operations may be subject to a variety of governmental regulations in the countries where we market our products, including tariffs, taxes and employment regulations different from those in the U.S. For example, distributions of earnings and other payments, including interest, received from our foreign subsidiaries may be subject to withholding taxes imposed by the jurisdiction in which such entities are formed or operating, which will reduce the amount of after-tax cash we can receive. In general, as a United States corporation, we may claim a foreign tax credit against our federal income tax expense for such foreign withholding taxes and for foreign income taxes paid directly by foreign corporate entities in which we own 10% or more of the voting stock. The ability to claim such foreign tax credits and to utilize net foreign losses is, however, subject to numerous limitations, and we may incur incremental tax costs as a result of these limitations or because we are not currently in a tax-paying position in the United States. We may also be required to include in our income for United States federal income tax purposes our proportionate share of certain earnings of those foreign subsidiaries that are classified as “controlled foreign corporations” without regard to whether distributions have been actually received from such subsidiaries.
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

22     VONAGE ANNUAL REPORT 2017

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
We may be exposed to liabilities under anti-corruption, export control and economic sanction regulations, and similar laws and regulations, and any determination that we violated any of these laws or regulations could have a material adverse effect on our business.
We are subject to the Foreign Corrupt Practice Act, or FCPA, the UK Bribery Act and other laws that prohibit improper payments or offers of payments to foreign governments and their officials, political parties, and/or private parties by persons and entities for the purpose of obtaining or retaining business. We have operations, agreements with third parties, and make sales internationally. In addition, we plan to expand our international operations through potential joint ventures with local partners. Our international activities create the risk of unauthorized payments or offers of payments by one of our employees, consultants, partners, sales agents or distributors, even though these parties are not always subject to our control. It is our policy to prohibit these practices by our employees, consultants, partners, sales agents or distributors, however, our existing safeguards and any future improvements may prove to be less than effective, and our employees, consultants, partners, sales agents or distributors may engage in conduct for which we might be held responsible. Violations of the FCPA, the UK Bribery Act or other laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results, and financial condition.
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
In the United States, there continues to be some uncertainty regarding whether suppliers of broadband Internet access have a legal obligation to allow their customers to access and use our service without interference.  On February 26, 2015, the FCC adopted neutrality rules that would protect against interference by suppliers of broadband Internet access. On December 14, 2017, the FCC voted to reverse its 2015 neutrality rules. The FCC's recent reversal of its stance on net neutrality may have a negative long term impact on businesses such as ours who rely on the Internet to create and deliver products and services. Challenges to the FCC's ruling are underway, with public interest groups, states, local municipalities and companies seeking redress in the courts and/or through legislation.

23     VONAGE ANNUAL REPORT 2017

An unremediated material weakness in our internal control over financial reporting could adversely affect our reputation, business or stock price.
As described under Item 9A - Controls and Procedures, we identified a control deficiency constituting a material weakness in our internal control over financial reporting related to our controls over the preparation of the annual tax provision for the year ended December 31, 2016. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Although we remediated this material weakness during 2017, we cannot assure you that we will not identify additional material weaknesses in our internal control over financial reporting in the future. If we are unable to remediate any future material weakness, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the Securities and Exchange Commission, could be adversely affected. The occurrence of or failure to remediate any future material weakness may adversely affect our reputation and business and the market price of our common stock and any other securities we may issue.
The debt agreements governing our financing contain restrictions that may limit our flexibility in operating our business or executing on our acquisition strategy.
On June 3, 2016, we entered into Amendment No. 1 to the Amended and Restated Credit Agreement, or the 2016 Credit Facility, consisting of a $125,000 senior secured term loan and a $325,000 revolving credit facility. The 2016 Credit Facility contains customary representations and warranties and affirmative covenants that limit our ability and/or the ability of certain of our subsidiaries to engage in specified types of transactions. These covenants and other restrictions may under certain circumstances limit, but not necessarily preclude, our and certain of our subsidiaries’ ability to, among other things:

•	consolidate or merge;

•	create liens;

•	incur additional indebtedness;

•	dispose of assets;

•	consummate acquisitions;

•	make investments; or

•	pay dividends and other distributions.

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
Because our consolidated financial statements are presented in U.S. dollars, increases or decreases in the value of the U.S. dollar relative to other currencies in which we transact business could materially adversely affect our financial results. For example, Nexmo collects revenues in Euros, and accordingly the strengthening of the U.S. dollar relative to the Euro adversely affects our revenue and operating results presented in U.S. dollars. In addition, on June 23, 2016, the United Kingdom held a referendum in which a majority of voters approved an exit from the European Union, or E.U., commonly referred to as "Brexit." As a result of the referendum, it is expected that the British government will begin negotiating the terms of the U.K.'s withdrawal from the E.U. Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business, such as the British Pound, Euro and other currencies. Such strengthening of the U.S. dollar relative to other currencies may adversely affect our revenue and operating results. In addition, changes to U.K. border and immigration policy could likewise occur as a result of Brexit, affecting our U.K. operation's ability to recruit and retain employees from outside the U.K.
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

24     VONAGE ANNUAL REPORT 2017

Our credit card processors have the ability to impose significant holdbacks in certain circumstances. The reinstatement of such holdbacks likely would have a material adverse effect on our liquidity.
Under our credit card processing agreements with our Visa, MasterCard, American Express, and Discover credit card processors, the credit card processor has the right, in certain circumstances, including adverse events affecting our business, to impose a holdback of our advanced payments purchased using a Visa, MasterCard, American Express, or Discover credit card, as applicable, or demand additional reserves or other security. If circumstances were to occur that would allow any of these processors to reinstate a holdback, the negative impact on our liquidity likely would be significant. In addition, our Visa and MasterCard credit card processing agreement may be terminated by the credit card processor at its discretion if we are deemed to be financially insecure. As a significant portion of payments to us are made through Visa and MasterCard credit cards, if the credit card processor does not assist in transitioning our business to another credit card processor, the negative impact on our liquidity likely would be significant. There were no cash reserves and cash-collateralized letters of credit with any credit card processors as of December 31, 2017.
We have incurred cumulative losses since our inception and may not achieve consistent profitability in the future.
We incurred a net loss attributable to Vonage of $33,933 for the year ended December 31, 2017 and our accumulated deficit is $672,561 from our inception through December 31, 2017. Although we have achieved profitability in prior years and believe we will achieve consistent profitability in the future, we ultimately may not be successful.  We believe that our ability to achieve consistent profitability will depend, among other factors, on our ability to continue to achieve and maintain substantive operational improvements and structural cost reductions while maintaining and growing our net revenues. In addition, certain of the costs of our business are not within our control and may increase.  For example, we and other telecommunications providers are subject to regulatory termination charges imposed by regulatory authorities in countries to which customers make calls.
We may be unable to fully realize the benefits of our net operating loss, or NOL, carry forwards if an ownership change occurs.
If we were to experience a “change in ownership” under Section 382 of the Internal Revenue Code, or Section 382, the NOL carry forward limitations under Section 382 would impose an annual limit on the amount of the future taxable income that may be offset by our NOL generated prior to the change in ownership. If a change in ownership were to occur, we may be unable to use a significant portion of our NOL to offset future taxable income. In general, a change in ownership occurs when, as of any testing date, there has been a cumulative change in the stock ownership of the corporation held by 5% stockholders of more than 50 percentage points over an applicable three-year period. For these purposes, a 5% stockholder is generally any person or group of persons that at any time during an applicable three-year period has owned 5% or more of our outstanding common stock. In addition, persons who own less than 5% of the outstanding common stock are grouped together as one or more “public group” 5% stockholders. Under Section 382, stock ownership would be determined under complex attribution rules and generally includes shares held directly, indirectly though intervening entities, and constructively by certain related parties and certain unrelated parties acting as a group. We have implemented a Tax Benefits Preservation Plan intended to provide a meaningful deterrent effect against acquisitions that could cause a change in ownership, however this is not a guarantee against such a change in ownership.
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
Certain provisions of our restated certificate of incorporation and our second amended and restated bylaws may make it more difficult for, or have the effect of discouraging, a third party from acquiring control of us or changing our board of directors and management. These provisions:

•
permit our board of directors to issue additional shares of common stock and preferred stock and to establish the number of shares, series designation, voting powers if any, preferences, other special rights, qualifications, limitations or restrictions of any series of preferred stock;

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

25     VONAGE ANNUAL REPORT 2017

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

ITEM 1B. Unresolved Staff Comments
None.

ITEM 2. Properties
The following is a summary of our offices and locations:

Location	Business Use	Square Footage	Lease Expiration Date
Holmdel, New Jersey	Corporate Headquarters, Network Operations, Customer Services, Sales and Marketing, Administration	350,000	2023
New York, New York	Sales and Marketing, Administration, and Product Development	10,166	2026
Dallas, Texas	Sales and Marketing, Administration, and Product Development	5,567	2021
Atlanta, Georgia	Sales and Marketing, Administration, and Product Development	162,839	2020
Scottsdale, Arizona	Network Operations, Customer Services, Marketing, and Administration	37,870	2021
Englewood, Colorado	Sales and Marketing	19,146	2020
Minneapolis, Minnesota	Sales and Marketing	2,206	2020
Oak Brook, Illinois	Sales and Marketing	4,890	2019
Houston, Texas	Sales and Marketing	4,040	2020
McLean, Virginia	Network Operations, Customer Services, Sales and Marketing, Administration	25,475	2020
Philadelphia, Pennsylvania	Sales and Marketing	5,795	2020
San Francisco, California	Sales and Marketing, Administration, and Customer Services	5,000	2018
London, United Kingdom	Sales and Marketing, Administration	22,361	2027
Raanana, Israel	Application Development	7,158	2020
		662,513
We sublease 52,000 square feet of office space in our Holmdel, NJ location to a third party. We believe that the facilities that we occupy are adequate for our current needs and do not anticipate leasing any material additional space.

26     VONAGE ANNUAL REPORT 2017

ITEM 3. Legal Proceedings

Refer to Note 11, Commitments and Contingencies to our Consolidated Financial Statements included in this Annual Report on Form 10-K for a discussion of recent developments regarding our legal proceedings.

ITEM 4. Mine Safety Disclosures

Not Applicable.

27     VONAGE ANNUAL REPORT 2017

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

	Price Range of Common Stock
	High	Low
2017
Fourth quarter	$10.57	$7.85
Third quarter	$8.59	$6.28
Second quarter	$7.44	$5.98
First quarter	$7.88	$5.74
2016
Fourth quarter	$7.57	$6.10
Third quarter	$6.75	$5.43
Second quarter	$6.29	$3.82
First quarter	$5.88	$4.13

Holders
At January 31, 2018, we had approximately 523 stockholders of record. This number does not include beneficial owners whose shares are held in street name.
Dividends
We have never paid cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock for at least the next 12 months. We intend to retain all of our earnings, if any, for general corporate purposes, and, if appropriate, to finance the expansion of our business.
Stock Performance Graph
The graphs below and related information shall not be deemed “soliciting material” or “filed” with the Securities and Exchange Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, or the Exchange Act, nor shall such information be deemed incorporated by reference into any filing under the Securities Act of 1933, or the Securities Act, or the Exchange Act, except to the extent we specifically request that such information be treated as soliciting material or specifically incorporate such information by reference into a document filed under the Securities Act or the Exchange Act.
The graph below compares the cumulative total return of our common stock between December 31, 2012 and December 31, 2017, with the cumulative total return of (1) NASDAQ Telecommunications, (2) Russell 2000 Index, and (3) NASDAQ Computer. This graph assumes the investment of $100 on December 31, 2012 in our common stock, NASDAQ Telecommunications, Russell 2000 Index, and NASDAQ Computer, and assumes the reinvestment of dividends, if any.
COMPARISON OF THE CUMULATIVE TOTAL RETURN ON COMMON STOCK BET

28     VONAGE ANNUAL REPORT 2017

WE
COMPARISON OF THE CUMULATIVE TOTAL RETURN ON COMMON STOCK BETWEEN DECEMBER 31, 2012 AND December 31, 2017
Among Vonage Holdings Corp., the NASDAQ Telecommunications, the Russell 2000 Index, and the NASDAQ Computer.

	December 31,
	2013	2014	2015	2016	2017
Vonage Holdings Corp.	$140.51	$160.76	$242.19	$289.03	$429.11
NASDAQ Telecommunications	$124.02	$135.07	$124.94	$143.52	$168.54
Russell 2000 Index	$137.00	$141.84	$133.74	$159.78	$180.79
NASDAQ Computer	$131.95	$158.17	$168.05	$188.67	$261.81

Common Stock repurchases

See Note 9, Common Stock to the Consolidated Financial Statements for information regarding common stock repurchases by quarter.
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
During the three months ended December 31, 2017, we did not repurchase Vonage Holdings Corp. common stock. As of December 31, 2017, approximately $42,533 remained of our 2014 $100,000 repurchase program.

29     VONAGE ANNUAL REPORT 2017

ITEM 6. Selected Financial Data
The following table presents the Company's historical selected financial data. This information should be read in conjunction with the Consolidated Financial Statements and the related notes thereto in Item 15 and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company has completed several acquisitions as further described in Note 12, Acquisition of Business to the consolidated financial statements.

	For the years ended December 31,
(In thousands, except per share amounts)	2017	2016 (1)	2015 (2)	2014 (3)	2013 (4)
Statement of Operations Data:
Total revenues	$1,002,286	$955,621	$895,072	$868,854	$829,067
Income from operations	59,391	44,154	52,992	58,071	53,975
(Loss)/income from continuing operations	$(33,933)	$13,151	$25,035	$29,707	$29,427
Discontinued operations	—	—	(2,439)	(10,260)	(1,626)
Net (Loss)/Income	(33,933)	13,151	22,596	19,447	27,801
Plus: Net loss from discontinued operations attributable to noncontrolling interest	$—	$—	$59	$819	$488
Net (loss)/income attributable to Vonage	$(33,933)	$13,151	$22,655	$20,266	$28,289
Net (Loss)/Income per common share - continuing operations:
Basic	$(0.15)	$0.06	$0.12	$0.14	$0.14
Diluted	$(0.15)	$0.06	$0.11	$0.14	$0.13
Net Loss per common share - discontinuing operations attributable to Vonage:
Basic	—	—	(0.01)	(0.04)	(0.01)
Diluted	—	—	(0.01)	(0.04)	(0.01)
Net (Loss)/Income per common share - attributable to Vonage:
Basic	(0.15)	0.06	0.11	0.10	0.13
Diluted	(0.15)	0.06	0.10	0.09	0.13
Weighted-average common shares outstanding:
Basic	225,311	215,751	213,147	209,822	211,563
Diluted	225,311	231,941	224,110	219,419	220,520

Statement of Cash Flow Data:
Net cash provided by operating activities	$128,058	$93,456	$134,485	$101,546	$89,554
Net cash used in investing activities	(30,737)	(191,449)	(153,509)	(119,523)	(122,237)
Net cash provided by (used in) financing activities	(96,242)	68,054	35,451	(23,243)	20,580
Balance Sheet Data:
Total assets	858,681	935,666	784,566	674,460	642,158
Total notes payable and indebtedness under revolving credit facility, including current portion	232,515	318,874	210,392	156,032	121,075
Capital lease obligations	140	3,428	7,761	10,201	13,090
Total stockholders’ equity	472,898	436,541	388,741	343,497	338,074

(1) The year ended December 31, 2016 includes the impacts of the acquisition of Nexmo, which was completed in the second quarter. In addition, refer to Note 3. Correction of Prior Period Financial Statements for impact of correction on the financial statements for the year ended December 31, 2016.
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

30     VONAGE ANNUAL REPORT 2017

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

OVERVIEW

We are a leading provider of cloud communications services for businesses and consumers. Our business services transform the way people work and businesses operate through a portfolio of communications solutions that enable internal collaboration among employees, while also keeping companies closely connected with their customers, across any mode of communication, on any cloud-connected device. Vonage customers can choose among or combine two separate service delivery options to suit their specific cloud communication needs. They can buy Vonage Business as a subscription and they can buy our Vonage API Platform and consume our cloud communication as a service product as programmable modules, delivered via APIs. We also provide a robust suite of feature-rich residential communication solutions.
Business
For our Business customers, we provide innovative, cloud-based Unified Communications as a Service, or UCaaS, solutions, comprised of integrated voice, text, video, data, collaboration, and mobile applications over our flexible, scalable Session Initiation Protocol based Voice over Internet Protocol, or VoIP, network. We also offer CPaaS solutions designed to enhance the way businesses communicate with their customers by embedding communications into apps, websites and business processes. In combination, our products and services permit our business customers to communicate with their customers and employees through any cloud-connected device, in any place, at any time without the often costly investment required with on-site equipment. We have a robust set of product families tailored to serve the full range of the business value chain, from the SMB market, through mid-market and enterprise markets. We provide customers with multiple deployment options, designed to provide the reliability and quality of service they demand. We provide customers the ability to integrate our cloud communications platform with many cloud-based productivity and CRM solutions, including Google’s G Suite, Zendesk, Salesforce’s Sales Cloud, Oracle, and Clio. With our ability to integrate these cloud-based, workplace tools, Vonage integrates the entire business communications value chain - from employee communications that maximize productivity to the direct engagement with customers that CPaaS provides. When combined with our MPLS network, as well as voice services over customers' broadband networks via our SmartWan solution, we create a differentiated offering.
Consumer
For our Consumer customers, we enable users to access and utilize our services and features, via their existing internet connections, including over 3G/4G, LTE, Cable, or DSL broadband networks. This technology enables us to offer our Consumer customers attractively priced voice and messaging services and other features around the world on a variety of devices. Our Consumer strategy is focused on the continued penetration of our core North American markets, where we will continue to provide value in international long distance and target under-served segments.
Services outside of the United States
We currently have UCaaS and consumer operations in the United States, United Kingdom, and Canada and believe that our low-cost Internet based communications platform enables us to cost effectively deliver voice and messaging services to other locations throughout the world. Through Nexmo, we have operations in the United States, United Kingdom, Hong Kong, and Singapore, and provide CPaaS solutions to our customers located in many countries around the world.
Trends in Our Industry
A number of trends in our industry have a significant effect on our results of operations and are important to an understanding of our financial statements.

31     VONAGE ANNUAL REPORT 2017

Competitive landscape. We face intense competition from traditional telephone companies, wireless companies, cable companies, and alternative communication providers. Most traditional wireline and wireless telephone service providers and cable companies are substantially larger and better capitalized than we are and have the advantage of a large existing customer base. In addition, because our competitors provide other services, they often choose to offer VoIP services or other voice services as part of a bundle that includes other products, such as video, high speed Internet access, and wireless telephone service, which we do not offer. In addition, such competitors may in the future require new customers or existing customers making changes to their service to purchase voice services when purchasing high speed Internet access. Further, as wireless providers offer more minutes at lower prices, better coverage, and companion landline alternative services, their services have become more attractive to households as a replacement for wireline service. We also compete against alternative communication providers. Some of these service providers have chosen to sacrifice telephony revenue in order to gain market share and have offered their services at low prices or for free. As we continue to introduce applications that integrate different forms of voice and messaging services over multiple devices, we are facing competition from emerging competitors focused on similar integration, as well as from alternative voice communication providers. In addition, our competitors have partnered and may in the future partner with other competitors to offer products and services, leveraging their collective competitive positions. We also are subject to the risk of future disruptive technologies. In connection with our emphasis on the international long distance market in the United States, we face competition from low-cost international calling cards and VoIP providers in addition to traditional telephone companies, cable companies, and wireless companies, each of which may implement promotional pricing targeting international long distance callers.
Regulation.  Our business has developed in a relatively lightly-regulated environment. The United States and other countries, however, are examining how VoIP services should be regulated. In particular, state telecommunications regulators continue to try to regulate VoIP service despite the FCC’s 2004 Vonage Preemption Order that preempted state regulation. For example, on July 28, 2015, the Minnesota Public Utility Commission found that it has authority to regulate Charter’s ‘fixed' interconnected VoIP service. In addition to regulatory matters that directly address VoIP, a number of other regulatory initiatives could impact our business. One such regulatory initiative is net neutrality. On February 26, 2015, the FCC adopted strong net neutrality rules. On December 14, 2017 the FCC voted to reverse its 2015 neutrality rules. The FCC's recent reversal of its stance on net neutrality may have a negative long term impact on businesses such as ours who rely on the Internet to create and deliver products and services. Challenges to the FCC's ruling are underway, with public interest groups, states, local municipalities and companies seeking redress in the courts and/or through legislation. See also the discussion under "Regulation" in Note 11 to our financial statements for a discussion of regulatory issues that impact us.
Key Operating Data
The table below includes key operating data that our management uses to measure the growth and operating performance of the Business segment:

Business	For the Years Ended December 31,
	2017	2016	2015
Revenues (1)	$498,922	$376,352	$219,027
Average monthly revenues per seat (2)	$43.86	$44.94	$42.79
Seats (at period end) (2)	727,085	638,096	541,884
Revenue churn (2)	1.3%	1.4%	1.2%
(1) Includes revenues of $139,665 and $58,148 from CPaaS for the years ended December 31, 2017 and December 31, 2016, respectively.
(2) UCaaS only.
Revenues. Business revenues includes revenues from our business customers from primarily from acquired entities.
Average monthly revenues per seat.  Average monthly revenues per seat for a particular period is calculated by dividing our revenues for that period by the simple average number of seats for the period, and dividing the result by the number of months in the period. The simple average number of seats for the period is the number of seats on the first day of the period, plus the number of seats on the last day of the period, divided by two. Our average monthly revenues per seat decreased from $44.94 for 2016 to $43.86 for 2017 in part due to the loss of cloud service revenues for some of the Company's UCaaS customers as a result of the sale of our Hosted Infrastructure product line in May 2017 along with the Company's plan to sell access more selectively during the current year period.
Seats.  Seats include, as of a particular date, all paid seats from which a customer can make an outbound telephone call on that date and virtual seats. Seats exclude electronic fax lines and toll free numbers, which do not allow outbound telephone calls by customers. Seats increased from 638,096 as of December 31, 2016 to 727,085 as of December 31, 2017. This increase is due to continued growth in our Business customers as we have increased marketing investment to attract these more profitable customers.

32     VONAGE ANNUAL REPORT 2017

Revenue churn.  Revenue churn is calculated by dividing the monthly recurring revenue from customers or customer locations that have terminated during a period by the simple average of the total monthly recurring revenue from all customers in a given period. The simple average of total monthly recurring revenue from all customers during the period is the total monthly recurring revenue on the first day of the period, plus the total monthly recurring revenue on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first month after activation. Other companies may calculate revenue churn differently, and their revenue churn data may not be directly comparable to ours. Revenue churn decreased from 1.4% for the year ended 2016 to 1.3% for the year ended 2017.  Our revenue churn will fluctuate over time due to economic conditions, loss of customers who are acquired, and competitive pressures including promotional pricing. We are continuing to invest in our overall quality of service which includes customer care headcount and systems, billing systems, on-boarding processes and self-service options to ensure we scale our processes to our growth and continue to improve the overall customer experience.
The table below includes key operating data that our management uses to measure the growth and operating performance of the Consumer segment:

Consumer	For the Years Ended December 31,
	2017	2016	2015
Revenues	$503,364	$579,269	$676,045
Average monthly revenues per subscriber line	$26.19	$26.43	$27.58
Subscriber lines (at period end)	1,492,067	1,711,366	1,940,825
Customer churn	2.0%	2.2%	2.3%

Revenues. Consumer revenues represents revenue from our consumer customers including revenues from our legacy business customers using Vonage VoIP products.
Average monthly revenues per subscriber line.  Average monthly revenues per subscriber line for a particular period is calculated by dividing our revenues for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. The simple average number of subscriber lines for the period is the number of subscriber lines on the first day of the period, plus the number of subscriber lines on the last day of the period, divided by two. Our average monthly revenues per subscriber line decreased from $26.43 for 2016 to $26.19 for 2017 due primarily to lower international long distance pay-per-use revenue.
Subscriber lines.  Our subscriber lines include, as of a particular date, all paid subscriber lines from which a customer can make an outbound telephone call on that date. Our subscriber lines include fax lines, including fax lines bundled with subscriber lines in our small office home office calling plans and soft phones, but do not include our virtual phone numbers and toll free numbers, which only allow inbound telephone calls to customers. Subscriber lines decreased from 1,711,366 as of December 31, 2016 to 1,492,067 as of December 31, 2017, reflecting planned actions to enhance the profitability of the assisted sales channel by eliminating lower performing locations and restructuring the pricing offers, and to shift investment to our business market.
Customer churn.  Customer churn is calculated by dividing the number of customers that have terminated during a period by the simple average of number of customers in a given period. The simple average number of customers during the period is the number of customers on the first day of the period, plus the number of customers on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first month after activation. Other companies may calculate customer churn differently, and their customer churn data may not be directly comparable to ours. Customer churn decreased to 2.0% for 2017 from 2.2% for 2016. The decrease was due primarily to our decision to maximize customer value by focusing marketing spend on higher return channels and away from assisted selling channels which had higher early life churn. We monitor customer churn on a daily basis and use it as an indicator of the level of customer satisfaction. Customers who have been with us for a year or more tend to have a lower churn rate than customers who have not. In addition, our customers who are international callers generally churn at a lower rate than customers who are domestic callers. Our customer churn will fluctuate over time due to economic conditions, competitive pressures including promotional pricing targeting international long distance callers, marketplace perception of our services, and our ability to provide high quality customer care and network quality and add future innovative products and services. Customer churn differs from our previously reported average monthly customer churn in that our business customers are no longer included in this metric. See the discussion below for detail regarding churn impacting our business customers.

33     VONAGE ANNUAL REPORT 2017

REVENUES
Revenues consist of services revenue and customer equipment and shipping revenue. Substantially all of our revenues are services revenue. For consumer customers in the United States, we offer domestic and international rate plans, including a variety of residential plans and mobile plans. Through our acquisitions we offer SMB, mid-market, and enterprise customers several service plans with different pricing structures and contractual requirements ranging in duration from month-to-month to three years. In addition, we provide managed equipment to business customers for which the customers pay a monthly fee. Customers also have the opportunity to purchase premium features for additional fees. In addition, through our acquisition of Nexmo we derive revenue from usage-based fees earned from customers using our cloud-based software products. These usage-based software products include our messaging, voice, Verify and chat APIs. Usage-based fees include number of text messages sent or received using our messaging APIs, minutes of call duration activity for our voice APIs, and number of converted authentications for our Verify API. Services revenue is offset by the cost of certain customer acquisition activities, such as rebates and promotions. In addition, in certain instances, we charge disconnect fees which are recognized as revenue at the time the disconnect fees are collected from our customer.
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

OPERATING EXPENSE
Operating expenses consist of cost of service, cost of goods sold, sales and marketing expense, engineering and development expense, general and administrative expense, and depreciation and amortization.

34     VONAGE ANNUAL REPORT 2017

RESULTS OF OPERATION
The following table sets forth, as a percentage of consolidated operating revenues, our consolidated statement of income for the periods indicated:

	For the Years Ended December 31,
	2017	2016	2015
Total revenues	100%	100%	100%

Operating Expenses:
Cost of services (excluding depreciation and amortization)	38	34	29
Cost of goods sold	3	3	4
Sales and marketing	31	35	39
Engineering and development	3	3	3
General and administrative	12	13	12
Depreciation and amortization	7	7	7
Total operating expense	94	95	94
Income from operations	6	5	6
Other Income (Expense):
Interest income	—	—	—
Interest expense	(1)	(2)	(1)
Other income (expense), net	—	—	—
Total other income (expense), net	(1)	(2)	(1)
Income from continuing operation before income taxes	5	3	5
Income tax expense	(8)	(2)	(2)
(Loss)/income from continuing operations	(3)	1	3
Loss from discontinued operations	—	—	—
Loss on disposal, net of taxes	—	—	—
Discontinued operations	—	—	—
Net (loss)/income	(3)	1	3
Plus: Net loss from discontinued operations attributable to noncontrolling interest	—	—	—
Net (loss)/income attributable to Vonage	(3)%	1%	3%

Management's discussion of the results of operations for the Years Ended December 31, 2017, 2016, and 2015

We calculate gross margin in order to evaluate operating revenues as total revenues less cost of service, which primarily consists of fees that we pay to third parties on an ongoing basis in order to provide our services, and cost of goods sold which primarily includes costs incurred when a customer first subscribes to our service.
The following table presents the composition of gross margin for the years Ended December 31, 2017, 2016, and 2015:

	For the years ended December 31,			$ Change 2016 to 2017	% Change 2016 to 2017	$ Change 2015 to 2016	% Change 2015 to 2016
(in thousands, except percentages)	2017	2016	2015
Revenues	$1,002,286	$955,621	$895,072	$46,665	5%	$60,549	7%
Cost of services (1)	378,960	321,373	261,768	57,587	18%	59,605	23%
Cost of goods sold	25,994	33,777	34,210	(7,783)	(23)%	(433)	(1)%
Gross margin	$597,332	$600,471	$599,094	$(3,139)	(1)%	$1,377	—%

(1) Excludes depreciation and amortization of $27,308, $28,489, and $24,868, respectively.

35     VONAGE ANNUAL REPORT 2017

Business Segment Gross Margin for the Years Ended December 31, 2017, 2016, and 2015

	For the years ended December 31,			$ Change 2016 to 2017	% Change 2016 to 2017	$ Change 2015 to 2016	% Change 2015 to 2016
(in thousands, except percentages)	2017	2016	2015
Revenues
Service revenues	$419,591	$301,877	$170,489	$117,714	39%	$131,388	77%
Product revenues (1)	52,498	52,450	35,545	48	—%	16,905	48%
Service and product revenues	472,089	354,327	206,034	117,762	33%	148,293	72%
USF revenues	26,833	22,025	12,993	4,808	22%	9,032	70%
Total revenues	498,922	376,352	219,027	122,570	33%	157,325	72%

Cost of revenues
Service cost of revenues (2)	190,934	111,485	44,997	79,449	71%	66,488	148%
Product cost of revenues (1)	51,026	51,129	31,185	(103)	—%	19,944	64%
Service and product cost of revenues	241,960	162,614	76,182	79,346	49%	86,432	113%
USF cost of revenues	26,833	22,036	13,022	4,797	22%	9,014	69%
Total cost of revenues	268,793	184,650	89,204	84,143	46%	95,446	107%

Segment gross margin
Service margin	228,657	190,392	125,492	38,265	20%	64,900	52%
Gross margin ex-USF (Service and product margin)	230,129	191,713	129,852	38,416	20%	61,861	48%
Total segment gross margin	$230,129	$191,702	$129,823	$38,416	20%	$61,879	48%

Segment gross margin %
Service margin %	54.5%	63.1%	73.6%	(9)%		(11)%
Gross margin ex-USF (Service and product margin) %	48.7%	54.1%	63.0%	(5)%		(9)%
Segment gross margin %	46.1%	50.9%	59.3%	(5)%		(8)%

(1) Includes customer premise equipment, access, professional services, and shipping and handling.
(2) Excludes depreciation and amortization of $20,100, $18,820, and $15,819, respectively.

For the year ended December 31, 2017 compared to the year ended December 31, 2016
The following table describes the increase in business gross margin for the year ended December 31, 2017 as compared to the year ended December 31, 2016:

(in thousands)
Service gross margin increased 20% primarily due to higher CPaaS gross margin of $8,321 related to Nexmo which was acquired on June 3, 2016 along with an increase in UCaaS gross margin of $29,944 primarily due to an increase in seats of 14% during the current year	$38,265
Product gross margin decreased 11% primarily due to lower costs during the current year period	151
38,416

36     VONAGE ANNUAL REPORT 2017

For the year ended December 31, 2016 compared to the year ended December 31, 2015
The following table describes the increase in business gross margin for the year ended December 31, 2016 as compared to the year ended December 31, 2015:

(in thousands)
Service gross margin increased 52% due to an increase in the number of Business seats as we have shifted marketing investment to attract more profitable business customers combined with the acquisition of Simple Signal and iCore, both acquired in 2015, and the acquisition of Nexmo in June 2016 offset by higher technical care and network operations costs in support of growth within the segment	$64,900
Product gross margin decreased 70% due to an increase in costs associated with customer's equipment and broadband access as a result of increased customer additions and installation costs	(3,039)
USF gross margin increased slightly due to the increase in Business seats along with the acquisitions of Simple Signal and iCore	18
Increase in segment gross margin	61,879

Consumer Gross Margin for the Years Ended December 31, 2017, 2016, and 2015

	For the years ended December 31,			$ Change 2016 to 2017	% Change 2016 to 2017	$ Change 2015 to 2016	% Change 2015 to 2016
(in thousands, except percentages)	2017	2016	2015
Revenues
Service revenues	$454,340	$522,515	$612,822	$(68,175)	(13)%	$(90,307)	(15)%
Product revenues (1)	525	702	645	(177)	(25)%	57	9%
Service and product revenues	454,865	523,217	613,467	(68,352)	(13)%	(90,250)	(15)%
USF revenues	48,499	56,052	62,578	(7,553)	(13)%	(6,526)	(10)%
Total revenues	503,364	579,269	676,045	(75,905)	(13)%	(96,776)	(14)%

Cost of revenues
Service cost of revenues (2)	80,454	100,054	123,580	(19,600)	(20)%	(23,526)	(19)%
Product cost of revenues (1)	7,208	14,394	20,616	(7,186)	(50)%	(6,222)	(30)%
Service and product cost of revenues	87,662	114,448	144,196	(26,786)	(23)%	(29,748)	(21)%
USF cost of revenues	48,499	56,052	62,578	(7,553)	(13)%	(6,526)	(10)%
Total cost of revenues	136,161	170,500	206,744	(34,339)	(20)%	(36,274)	(18)%

Segment gross margin
Service margin	373,886	422,461	489,242	(48,575)	(11)%	(66,781)	(14)%
Gross margin ex-USF (Service and product margin)	367,203	408,769	469,271	(41,566)	(10)%	(60,502)	(13)%
Total segment gross margin	$367,203	$408,769	$469,271	$(41,566)	(10)%	$(60,502)	(13)%

Segment gross margin %
Service gross margin %	82.3%	80.9%	79.8%	1%		1%
Gross margin ex-USF (Service and product margin) %	80.7%	78.1%	76.5%	3%		2%
Segment gross margin %	72.9%	70.6%	69.4%	2%		1%

(1) Includes customer premise equipment, professional services, and shipping and handling.
(2) Excludes depreciation and amortization of $7,208, $9,669, and $9,049, respectively.

37     VONAGE ANNUAL REPORT 2017

For the year ended December 31, 2017 compared to the year ended December 31, 2016
The following table describes the decrease in consumer gross margin for the year ended December 31, 2017 as compared to the year ended December 31, 2016:

(in thousands)
Service gross margin decreased 11% primarily due to a decline in subscriber lines of 13% over the current year reflecting planned actions to enhance profitability by restructuring pricing offers and targeting customers with lower subscription acquisition costs	$(48,575)
Higher product gross margin of 51% primarily due to lower costs incurred primarily related to retail equipment as the Company shifted away from utilizing retailers in the current year	7,009
(41,566)
For the year ended December 31, 2016 compared to the year ended December 31, 2015
The following table describes the decrease in consumer gross margin for the year ended December 31, 2016 as compared to the year ended December 31, 2015:

(in thousands)
Lower service gross margin of 14% due to fewer subscriber lines reflecting planned actions to enhance profitability by aligning marketing spend, restructuring pricing offers and targeting consumers with lower subscription acquisition costs and churn profiles	$(66,781)
Higher product gross margin as a result of a decrease in products costs of 31% due to decreased customer equipment costs resulting from lower new customer additions in the period and a decrease in reserves related to inventory	6,279
Decrease in segment gross margin	(60,502)
Operating Expenses

	For the years ended December 31,			$ Change 2016 to 2017	% Change 2016 to 2017	$ Change 2015 to 2016	% Change 2015 to 2016
(in thousands, except percentages)	2017	2016	2015
Sales and marketing	$313,251	$330,969	$347,896	$(17,718)	(5)%	$(16,927)	(5)%
Engineering and development	29,630	29,759	27,220	(129)	—%	2,539	9%
General and administrative	122,537	123,304	109,153	(767)	(1)%	14,151	13%
Depreciation and amortization	72,523	72,285	61,833	238	—%	10,452	17%
Total other operating expenses	$537,941	$556,317	$546,102	$(18,376)	(3)%	$10,215	2%

For the year ended December 31, 2017 compared to the year ended December 31, 2016
Total other operating expenses decreased by $18,376 during the year ended December 31, 2017 as compared to the year ended December 31, 2016 due to the following:

•
Sales and marketing expense decreased by $17,718, or (5)%, due to a continued shift during 2017 in traditional marketing investments targeting Consumer customers to more selective targeted advertising focused on attracting more profitable Business customers resulting in overall fewer media marketing programs being deployed during the current year.

•	General and administrative expense decreased by $767, or (1)%, primarily due to a decrease in consulting and legal fees associated with the acquisition of Nexmo during the previous year.

For the year ended December 31, 2016 compared to the year ended December 31, 2015
Total other operating expenses increased $10,215 during the year ended December 31, 2016 as compared to the year ended December 31, 2015 due to the following:

•
Sales and marketing expense decreased by $16,927, or 5%, due to a shift in traditional media marketing investments from Consumer to Business customers as part of an effort to attract these more profitable customers.

•
Engineering and development expense increased by $2,539, or 9%, due to incremental investment in new business products and services, the acquisition of Nexmo in 2016 and the acquisition of iCore and Simple Signal in 2015.

•	General and administrative expense increased by $14,151, or 13%, primarily due to the addition of Simple Signal, iCore and Nexmo, offset by the reduction of Nexmo contingent consideration of $11,472.

•
Depreciation and amortization increased $10,452, or 17%, primarily due to the amortization of acquisition-related intangibles from the acquisition of Simple Signal in April 2015, iCore in August 2015, and Nexmo in June 2016.

38     VONAGE ANNUAL REPORT 2017

Other Income (Expense)

	For the years ended December 31,			$ Change 2016 to 2017	% Change 2016 to 2017	$ Change 2015 to 2016	% Change 2015 to 2016
(in thousands, except percentages)	2017	2016	2015
Interest income	$17	$79	$89	$(62)	(78)%	$(10)	(11)%
Interest expense	(14,868)	(13,042)	(8,786)	(1,826)	14%	(4,256)	48%
Other income (expense), net	1,253	(346)	(842)	1,599	462%	496	59%
	$(13,598)	$(13,309)	$(9,539)	$(289)	2%	$(3,770)	40%

For the year ended December 31, 2017 compared to the year ended December 31, 2016
Interest expense. The increase in interest expense of $1,826, or 14%, was due mainly to higher interest rates in 2017 compared to 2016, offset by lower principal balances, and the additional interest expense associated with our interest rate swaps arrangement.
Other income (expense), net. Other income (expense), net increased by $1,599, or 462% in 2017 compared to 2016 due the sale of the Hosted Infrastructure product line during the second quarter of 2017 as further discussed in Note 12, Acquisitions and Dispositions.

For the year ended December 31, 2016 compared to the year ended December 31, 2015
Interest expense. The increase in interest expense of $4,256, or 48%, was due mainly to increased borrowings under the credit agreement, or the 2016 Credit Facility, entered into by the Company in June 2016 in order to finance the acquisition of Nexmo.
Provision for Income Taxes

	For the years ended December 31,			$ Change 2016 to 2017	% Change 2016 to 2017	$ Change 2015 to 2016	% Change 2015 to 2016
(in thousands, except percentages)	2017	2016	2015
Income tax expense	$(79,726)	$(17,694)	$(18,418)	$(62,032)	(351)%	$5,480	4%
Effective tax rate	174%	57%	43%

For the year ended December 31, 2017 compared to the year ended December 31, 2016
During the year ended December 31, 2017, the Company recognized tax expense of $79,726 which primarily reflects the impact of the Tax Cuts and Jobs Act, or TCJA, which was signed into law by the President of the United States on December 22, 2017. The TCJA most notably reduces the corporate tax rate from 35% to 21% along with eliminating the alternative minimum tax, or AMT, and imposes a mandatory one-time tax on foreign earnings. Based upon currently available information, the Company estimates that the enactment of the legislation will result in a charge to income tax expense of $69,378 which is primarily associated with the re-measurement of the Company’s deferred tax balances at the 21% income tax rate.
During the year ended December 31, 2016, the Company's tax expense reflects a discrete period tax expense of $1,220 which was recorded related to expired stock options which was partially offset by $389, $661 and $77 which was recorded in the second quarter of 2016, the third quarter of 2016, and the fourth quarter of 2016, respectively. In addition, certain acquisition related expenses incurred in the second quarter of 2016 are treated as a permanent difference as the expenses are not deductible for tax purposes but are a reduction of pre-tax income. In the third quarter and fourth quarter of 2016, the reduction in the value of our contingent consideration in connection with the acquisition of Nexmo was treated as a permanent difference resulting in a decrease in the effective tax rate for the three months ended September 30, 2016. In the first quarter of 2015 a discrete period tax benefit of $1,058 was recorded in discontinued operations related to the write-off of intercompany loans associated with the wind down of our joint venture in Brazil.

Discontinued Operations Attributable to Vonage

During the year ended December 31, 2015, the Company had a loss from discontinued operations of $2,380 as a result of the Company exiting the Brazilian market.

39     VONAGE ANNUAL REPORT 2017

LIQUIDITY AND CAPITAL RESOURCES

Overview

For the three years ended December 31, 2017, 2016, and 2015 we generated income from operations. We expect to continue to balance efforts to grow our revenue while consistently achieving operating profitability. To grow our revenue, we continue to make investments in growth initiatives, marketing, application development, network quality and expansion, and customer care. Although we believe we will achieve consistent profitability in the future, we ultimately may not be successful and we may not achieve consistent profitability. We believe that cash flow from operations and cash on hand will fund our operations for at least the next twelve months.
The following table sets forth a summary of our cash flows for the periods indicated:

	For the years ended December 31,			$ Change 2016 to 2017	$ Change 2015 to 2016
(dollars in thousands)	2017	2016	2015
Net cash provided by operating activities	$128,058	$93,456	$134,485	$34,602	$(41,029)
Net cash used in investing activities	(30,737)	(191,449)	(153,509)	160,712	$(37,940)
Net cash (used in) provided by financing activities	(96,242)	68,054	35,451	(164,296)	$32,603
Effect of exchange rate on changes on cash	1,319	555	(316)	764	$871
Operating Activities
Cash provided by operating activities increased to $128,058 for the year ended December 31, 2017 compared to $93,456 for the year ended December 31, 2016, primarily due to an increase in operating income adjusted for non-cash items of $27,817 driven by a decrease in operating expenses as compared to the year ended December 31, 2016 primarily attributable to decreased sales and marketing costs. Also attributing to the increase in operating activities was a decrease in cash used for working capital requirements of $6,785 during the year ended December 31, 2017 as compared to the year ended December 31, 2016 primarily due to a decrease in timing of prepayments made during the current year.

Cash provided by operating activities decreased to $93,456 for the year ended December 31, 2016 as compared to $134,485 for the year ended December 31, 2015 primarily due to an increase in cash used for working capital requirements of $34,209 due to increased payments for acquisition and integration related costs along with increased payments related to interest on the Company's outstanding financing arrangements.
Investing Activities
Cash used in investing activities for the year ended December 31, 2017 of $30,737, which is a decrease from cash used in investing activities of $191,449 during the year ended December 31, 2016 is primarily attributable to payments of $163,042 made during the prior year to acquire Nexmo slightly offset by a decrease in cash provided from the maturity and sale of marketable securities of $14,389.
Cash used in investing activities increased to $191,449 for the year ended December 31, 2016 from $153,509 during the year ended December 31, 2015 primarily driven by an increase in payments made for the acquisition of businesses of $46,298 related the acquisition of Nexmo in 2016 as compared to payments made during 2015 for the acquisitions of Simple Signal and iCore. This was offset by an increase in cash provided by the sale and maturity of available for sale securities of $7,768 during the year ended December 31, 2016.
Financing Activities
Cash used by financing activities was $96,242 for the year ended December 31, 2017 as compared to cash provided by financing activities of $68,054 during the year ended December 31, 2016. The decrease in cash provided by financing activities was primarily attributable increased payments for financing arrangements net of new borrowings of $195,188 slightly offset by fewer repurchases of common stock of $23,360 during the current year.
Cash provided by financing activities increased to $68,054 for the year ended December 31, 2016 from $35,451 for the year ended December 31, 2015 due to increased proceeds from financing arrangements net or repayments of $53,938 in connection with the 2016 Credit Facility offset by an increase in payments made to repurchase common stock of $16,991.

40     VONAGE ANNUAL REPORT 2017

Sources of Liquidity

The principal sources of liquidity are derived from available borrowings under our existing financing arrangements, existing cash on hand, and cash flows from operations. As described in Note 7, Long-Term Debt and Revolving Credit Facility, to the Consolidated Financial Statements, the Company's financing arrangements consist of the 2016 Credit Facility comprised of a $125,000 term note and a $325,000 revolving credit facility.

Uses of Liquidity

Acquisition of Businesses

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

iCore was acquired on August 31, 2015 for $92,000 cash consideration, increased by $689 of working capital excess as of the closing date, resulting in a total acquisition cost of $92,689. We financed the transaction with $10,689 of cash on hand and $82,000 from our 2015 revolving credit facility.

Simple Signal was acquired on April 1, 2015 for $25,578. We financed the transaction by borrowing $20,000 from our 2014 revolving credit facility.
Capital expenditures
For 2017, capital expenditures were primarily for the implementation of software solutions and purchase of network equipment as we continue to expand our network. Our capital expenditures for the year ended 2017 were $33,289, of which $11,374 was for software acquisition and development. The majority of these expenditures are comprised of investments in information technology and systems infrastructure, including an electronic data warehouse, online customer service, and customer management platforms. For 2018, we believe our capital and software expenditures will be approximately $35,000.
Available Borrowings Under the 2016 Credit Facility
We maintain significant availability under our lines of credit to meet our short-term liquidity requirements. As of December 31, 2017, amounts available under the 2016 Credit Facility totaled $184 million.
State and Local Sales Taxes
We also have contingent liabilities for state and local sales taxes. As of December 31, 2017, we had a reserve of $1,147. If our ultimate liability exceeds this amount, it could affect our liquidity unfavorably. However, we currently do not believe that these contingent liabilities will significantly impair our liquidity.

41     VONAGE ANNUAL REPORT 2017

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS
The table below summarizes our contractual obligations at December 31, 2017, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
(dollars in thousands)	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
	(unaudited)
Contractual Obligations:
2016 term note	$92,187	18,750	73,437	—	—
2016 revolving credit facility	$141,000	—	141,000	—	—
Interest related to 2016 term note	$8,335	3,996	4,339	—	—
Interest related to 2016 revolving credit facility	$16,551	6,624	9,927	—	—
Capital lease obligations	$140	140	—	—	—
Operating lease obligations	$57,928	11,481	21,012	12,441	12,994
Purchase obligations	$53,650	38,956	13,698	996	—
Total contractual obligations	$369,791	$79,947	$263,413	$13,437	$12,994
Other Commercial Commitments:
Standby letters of credit	$1,562	$1,562	$—	$—	$—
Total contractual obligations and other commercial commitments	$371,353	$81,509	$263,413	$13,437	$12,994

Credit Facility. On June 3, 2016, we entered the 2016 Credit Facility consisting of a $125,000 term note and a $325,000 revolving credit facility. See Note 7, Long-Term Debt and Revolving Credit Facility in the notes to the Consolidated Financial Statements.
Capital lease obligations. At December 31, 2017, we had current capital lease obligations of $140 mainly related to leasing of office equipment.
Operating lease obligations. At December 31, 2017, we had future commitments for operating leases for co-location facilities mainly in the United States that accommodate a portion of our network equipment, for office spaces leased in Holmdel, New Jersey for our headquarters, as well as various other locations for field sales and administration offices, in Tel Aviv, Israel for application development, and in London United Kingdom for our UK office.
Purchase obligations. The purchase obligations are primarily commitments to vendors who will provide local inbound services, provide customer care services, provide efax service, provide carrier operation, provide data center with technical supports, provide networks and telephone related services, provide marketing infrastructure and services, provide customer caller ID, provide electricity to our office, license patents to us, partner with us in international operations, process LNP orders, and lease office space to us. In certain cases, we may terminate these arrangements early upon payment of specified fees. These amounts do not represent our entire anticipated purchases in the future, but represent only those items for which we are contractually committed. We also purchase products and services as needed with no firm commitment. For this reason, the amounts presented do not provide a reliable indicator of our expected future cash outflows or changes in our expected cash position. See also Note 11 to our Consolidated Financial Statements.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of consolidated financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts and classifications of assets and liabilities, revenues and expenses, and the related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. The SEC has defined critical accounting policies as those policies management believes are most important to the portrayal of the Company's financial condition and results of operation and which require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company has identified the following critical accounting policies and estimated addressed below. Our significant accounting policies are summarized in Note 1 and Note 2 to our Consolidated Financial Statements. The following describes our critical accounting policies and estimates:
Use of Estimates
Our consolidated financial statements are prepared in conformity with U.S. GAAP, which require management to make estimates and assumptions that affect the amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

42     VONAGE ANNUAL REPORT 2017

We base our estimates on historical experience, available market information, appropriate valuation methodologies, and on various other assumptions that we believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Estimates are used for such items as depreciable lives for long-lived assets including intangible assets, tax provisions, uncollectible accounts, and assets and liabilities assumed in business combinations, among others. In addition, estimates are used to test long-lived assets and goodwill for impairment.
Revenue Recognition
Operating revenues consist of services revenues and sales of equipment to customers. The point in time at which revenues are recognized is determined in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition, and Accounting Standards Codification, or ASC, 605, Revenue Recognition. The Company recognizes revenue when the following criteria are met: persuasive evidence of an arrangement exist; delivery has occurred; the selling prices is fixed or determinable; and collectability is reasonably assured.
Services Revenue
Substantially all of our revenues are services revenues, which are derived from monthly subscription fees, usage based billion, and, in Vonage Enterprise, we offer domestic and international rate plans, including a variety of residential plans and mobile plans. For business customers, we offer SMB, mid-market, and enterprise customers several service plans with different pricing structures and contractual requirements ranging in duration from month-to-month to three years. As a result of multiple billing cycles each month, we estimate the amount of revenues earned from customers but not billed from the end of each billing cycle to the end of each reporting period and record these amounts as accounts receivable. These estimates are based primarily upon historical evidence and have been consistent with our actual results.
In the United States, we charge regulatory, compliance, E-911, and intellectual property-related fees on a monthly basis to defray costs, and to cover taxes that we are charged by the suppliers of telecommunications services. These charges, along with the remittance to the relevant government entity, are recorded on a net basis. In addition, we collect Federal Universal Service Fund, or USF, fees from customers to recover our obligation to contribute to the fund, as allowed by the FCC. We recognize USF revenues on a gross basis and record the related fees in cost of sales.
Through Nexmo, we provide CPaaS solutions to our customers through innovative communication APIs for text messaging and voice communications, allowing developers and enterprises to embed contextual communications into mobile apps, websites and business workflows via text, social media, chat apps and voice. Nexmo has two types of revenue activities:
•Retail - Revenue is primarily derived from supplying messaging (SMS and Voice) services to customers. Nexmo customers are typically billed in advance of use of our service. Revenue is recognized in the period when messages are sent by the customer.
•Trading - We refer to transactions with service providers or bulk SMS aggregators customers as "trading" activity. We sell services to these customers who then onsell to their customers, delivering voice or SMS messages. Since the aggregator is our customer, revenue is recognized on a gross basis with related costs included in cost of sales.
Customer Equipment and Shipping Revenue
Revenue is generated from sales of customer equipment to wholesalers or directly to customers for replacement devices, or for upgrading their device at the time of customer sign-up for which we charge an additional fee. In addition, customer equipment and shipping revenues include revenues from the sale of VoIP telephones in order to access our small and medium business services. Customer equipment and shipping revenues also include the fees that customers are charged for shipping their customer equipment to them. Customer equipment and shipping revenues include sales to our wholeslaers, who subsequently resell this customer equipment to customers. Revenues are reduced for payments to retailers and rebates to customers to the extent of customer equipment and shipping revenues.
On January 1, 2018, the Company adopted Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers (Topic 606). Refer to Item 15, Note 2, Summary of Significant Accounting Policies for additional information on the adoption of ASU 2014-09.
Valuation of Goodwill and Intangible Assets
As of December 31, 2017, the Company had goodwill of $373,764 consisting of $149,328 associated with the acquisition of Nexmo, which comprises the CPaaS reporting unit, and $224,436 associated with the acquisitions of iCore, Simple Signal, Telesphere and gUnify, which collectively comprise the UCaaS reporting unit. The Company does not have any goodwill allocated to its Consumer segment as of December 31, 2017. In addition, the Company recognized intangible assets measured primarily based upon significant inputs that are not observable in the market and represent Level 3 measurements as defined by ASC 820, Fair Value Measurements. Intangible assets acquired in the settlement of litigation or by direct purchase are accounted for based upon the fair value of assets received.

43     VONAGE ANNUAL REPORT 2017

The Company applies ASC 805, Business Combinations and ASC 350, Intangibles - Goodwill and Other to account for goodwill and intangible assets. The Company amortizes all finite-lived intangible assets over their respective estimated useful lives while goodwill has an indefinite life and is not amortized. Goodwill and intangible assets not subject to amortization are tested for impairment on an annual basis on October 1st and, when specific circumstances dictate, between annual tests. The Company tests for goodwill at the reporting unit level, which is identified by assessing whether the components of the Company's operating segments constitute businesses for which discrete financial information is available. With respect to the annual goodwill impairment test, the Company identified the UCaaS and CPaaS reporting units which collectively represent the Business segment. The goodwill impairment test involves evaluating qualitative information to determine if it is more than 50% likely that the fair value of a reporting unit is less than its carrying value. If such a determination is made or if the Company chooses not to utilize a qualitative approach, then the traditional two-step goodwill impairment test described below is applied. The first step, identifying a potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. The second step, measuring the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Any excess of the reporting unit goodwill carrying value over the respective implied fair value is recognized as an impairment loss. There was no impairment of goodwill for the year ended December 31, 2017.
The Company performed step one of the two-step impairment test for its UCaaS and CPaaS reporting units as of October 1, 2017 utilizing the income approach. Under the income approach, the Company estimated that the fair value of the reporting units' invested capital exceeded its carrying value and, as such, the Company concluded that goodwill associated with the reporting units in the following table is not impaired:

Reporting Unit (Segment)	% Fair Value Over Carrying Value
UCaaS (Business)	392%
CPaaS (Business)	295%
We perform a review of purchased-intangible assets whenever events or changes in circumstances indicate that the useful life is shorter than we had originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, we assess the recoverability of purchased-intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life of the asset is shorter than originally estimated, we accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. There was no impairment of purchased-intangible assets identified for the years ended December 31, 2017, 2016, or 2015.
Income Taxes
We recognize deferred tax assets and liabilities at enacted income tax rates for the temporary differences between the financial reporting bases and the tax bases of our assets and liabilities. Any effects of changes in income tax rates or tax laws are included in the provision for income taxes in the period of enactment. Our net deferred tax assets primarily consist of net operating loss carry forwards, or NOLs,. We are required to record a valuation allowance against our net deferred tax assets if we conclude that it is more likely than not that taxable income generated in the future will be insufficient to utilize the future income tax benefit from our net deferred tax assets (namely, the NOLs) prior to expiration. We periodically review this conclusion, which requires significant management judgment. If we are able to conclude in a future period that a future income tax benefit from our net deferred tax assets has a greater than 50% likelihood of being realized, we are required in that period to reduce the related valuation allowance with a corresponding decrease in income tax expense. This would result in a non-cash benefit to our net income in the period of the determination. In subsequent periods, we would expect to recognize income tax expense equal to our pre-tax income multiplied by our effective income tax rate, an expense that was not recognized prior to the reduction of the valuation allowance.
As of December 31, 2017, we had NOLs for United States federal and state tax purposes, including those NOLs acquired as part of past business combinations, of $556,368 and $146,254, respectively, expiring at various times from years ending through 2037. In addition, we had NOLs for United Kingdom tax purposes of $50,142 with no expiration date.
Under Section 382 of the Internal Revenue Code, if we undergo an “ownership change” which is generally defined as a greater than 50% change by value in our equity ownership over a three-year period, our ability to use our pre-change of control NOLs and other pre-change tax attributes against our post-change income may be limited. The Section 382 limitation is applied annually so as to limit the use of our pre-change NOLs to an amount that generally equals the value of our stock immediately before the ownership change multiplied by a designated federal long-term tax-exempt rate. At December 31, 2017, there were no limitations on the use of our NOLs except for the NOLs of Vocalocity as of the date of acquisition for which the Company has reflected in the deferred tax asset.

44     VONAGE ANNUAL REPORT 2017

Capitalized Software
Capitalized costs include external consulting fees, payroll related cost for employees who are directly associated with, and who devote time to, the Company's internal-use software projects. Capitalization begins when the planning stage is complete, and continues during the application development stage. Capitalization ceases when the software has been tested and is ready for its intended use. Internal and external costs incurred during the preliminary project stage, post implementation operation stage and ongoing maintenance are expensed as incurred. The Company amortizes completed internal-use software that is used on its network to expense over its estimated useful life.
Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies to Consolidated Financial Statements for a discussion of recent accounting developments.

OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet arrangements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in currency exchange rates and interest rates.
Foreign Exchange Risk
We sell our products and services primarily in the United States, Canada, the European Union, and Asia and have a portion of our sales denominated in Euros, the Canadian Dollar, and the British Pound. Our financial results could be affected by changes in foreign currency exchange rates, although foreign exchange risks have not been material to our financial position or results of operations to date.
We prepared a sensitivity analysis to determine the impact of hypothetical changes foreign currency exchange rates have on our results of operations. The foreign currency rate analysis assumed a uniform movement in currencies by 10% relative to the U.S. Dollar on our results. Based upon the results of this analysis, a 10% change in currency rates would have resulted in an increase or decrease in our earnings for the year ended December 31, 2017 of approximately $3.5 million.
Interest Rate and Debt Risk
Our exposure to market risk for changes in interest rates primarily relates to our long-term debt. In order to hedge the variability of expected future cash interest payments related to the 2016 Credit Facility we have entered into three interest rate swap agreements which were executed on July 14, 2017. The swaps have an aggregate notional amount of $150 million, require us to pay a fixed rate of 4.7%, while receiving LIBOR. The swaps are effective on July 31, 2017 through June 3, 2020 concurrent with the term of the 2016 Credit Facility and are accounted for as cash flow hedges in accordance with ASC 815, Derivatives and Hedging.
As of December 31, 2017, if the interest rate on our variable rate debt changed by 1% on our 2016 term note and our 2016 revolving credit facility, our annual debt service payment would change by approximately $1 million.

ITEM 8. Financial Statements and Supplementary Data
The financial statements and schedules required by this Item are listed in Part IV, Item 15 in this Annual Report on Form 10-K.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

45     VONAGE ANNUAL REPORT 2017

ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Remediation of Previous Material Weakness in Internal Control Over Financial Reporting.
In connection with the preparation of our consolidated financial statements as of and for the year ended December 31, 2016, we had identified a material weakness in our internal control over financial reporting related to our controls over the preparation of the annual tax provision. During the year ended December 31, 2017, the Company has executed on its remediation plan for this material weakness and the material weakness has been remediated.
Management’s Report on Internal Control Over Financial Reporting.
February 27, 2018
To the Stockholders of Vonage Holdings Corp.:
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and

•
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on our assessment, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our internal control over financial reporting was effective.

46     VONAGE ANNUAL REPORT 2017

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears on page F-4.

/s/ ALAN MASAREK	/s/ DAVID PEARSON
Alan Masarek Director, Chief Executive Officer	David T. Pearson Chief Financial Officer(Principal Financial Officer and Duly Authorized Officer)

Report of the Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.
See Report of Independent Registered Public Accounting Firm on page F-3.
Changes in Internal Control Over Financial Reporting
During 2017, the Company executed on its remediation plan with respect to the material weakness identified as of December 31, 2016. As part of this remediation plan, the Company executed on (i) the implementation of additional review procedures designed to enhance our tax provision controls and (ii) strengthening our tax provision controls with improved documentation standards, oversight and training. In the course of this remediation, we identified an additional error caused by the control deficiency identified at year-end as further described in Note 3, Correction of Prior Period Financial Statements to the Consolidated Financial Statements. There were no other changes to controls during the quarter ended December 31, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. Other Information
None.

47     VONAGE ANNUAL REPORT 2017

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

 The discussion under the headings “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Director Nomination Process”, “Corporate Governance – Board Committees – Audit Committee”, and “Executive Officers of Vonage” in our Proxy Statement for the 2018 Annual Meeting of Stockholders is hereby incorporated by reference.
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

ITEM 11. Executive Compensation

The discussion under the headings “Compensation”, “Director Compensation”, “Corporate Governance – Compensation Committee Interlocks and Insider Participation”, and “Corporate Governance – Compensation Committee Report” in our Proxy Statement for the 2018 Annual Meeting of Stockholders is hereby incorporated by reference.

The “Compensation Committee Report” contained in our Proxy Statement shall not be deemed “soliciting material” or “filed” with the Securities and Exchange Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, or the Securities Act, or the Exchange Act, except to the extent we specifically request that such information be treated as soliciting material or specifically incorporate such information by reference into a document filed under the Securities Act or the Exchange Act.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The discussion under the headings “Stock Ownership Information” and “Equity Compensation Plan Information” in our Proxy Statement for the 2018 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The discussion under the headings “Election of Directors – Transactions with Related Persons”, and “Corporate Governance – Board Determination of Independence” in our Proxy Statement for the 2018 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 14. Principal Accountant Fees and Services

The discussion under the heading “Ratification of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2018 Annual Meeting of Stockholders is hereby incorporated by reference.

48     VONAGE ANNUAL REPORT 2017

PART IV

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Vonage Holdings Corp.

Opinion on the Financial Statement Schedule

We have audited the consolidated financial statements of Vonage Holdings Corp. (the "Company") as of December 31, 2017, and for the year then ended (which report expressed an unqualified opinion and included an emphasis of a matter paragraph related to the adoption of a new accounting standard), and the Company's internal control over financial reporting as of December 31, 2017, and have issued our reports thereon dated February 27, 2018; such reports are included elsewhere in this Form 10-K. Our audit also included the financial statement schedule of the Company listed in the Index at Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statement schedule based on our audit. In our opinion, such financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Parsippany, NJ
February 27, 2018

49     VONAGE ANNUAL REPORT 2017

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Vonage Holdings Corp.
Holmdel, New Jersey 07733

The audits referred to in our report dated February 28, 2017, except for Note 3 for which is February 27, 2018, relating to the consolidated financial statements of Vonage Holdings Corp., which is contained in Item 8 of this Form 10-K also included the audit of the financial statement schedule related to the years ended December 31, 2016 and 2015 listed in the accompanying index. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion such financial statement schedule for the years ended December 31, 2016 and 2015, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/    BDO USA, LLP
Woodbridge, New Jersey
February 28, 2017

50     VONAGE ANNUAL REPORT 2017

ITEM 15. Exhibits, Financial Statement Schedules
(a)
(1) Financial Statements. The index to our financial statements is found on page F-1 of this Form 10-K.
(2) Financial Statement Schedule. Schedule II—Valuation and Qualifying Accounts is as follows:

	Balance at Beginning of Period	Additions			Less Deductions	Other	Balance at End of Period
		Revenue	Expense
Allowance for Doubtful Accounts:
Year ended December 31, 2017	$2,093	$(1,822)	$1,987		$—	$—	$2,258
Year ended December 31, 2016	1,091	(51)	1,053		—	—	2,093
Year ended December 31, 2015	607	492	(8)		—	—	1,091
Inventory Obsolescence:
Year ended December 31, 2017	$117	$—	$412		$(421)	$—	$108
Year ended December 31, 2016	686	—	589		(1,158)	—	117
Year ended December 31, 2015	181	—	1,882		(1,377)	—	686
Valuation Allowance for Deferred Taxes:
Year ended December 31, 2017	$18,546	$—	$3,844	(1)	$—	$—	22,390
Year ended December 31, 2016	20,456	—	(1,910)	(1)	—	—	18,546
Year ended December 31, 2015	17,451	—	3,005	(1)	—	—	20,456

(1)Amounts charged (credited) to expense represent change in valuation allowance.
(3) Exhibits.

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger, dated October 9, 2013, by and among Vonage, Vista Merger Corp., Vocalocity and the Representative (11).
2.2	Agreement and Plan of Merger, dated November 4, 2014, by and among Vonage, Thunder Acquisition Corp., Telesphere and the Representative (18)
2.3	Agreement and Plan of Merger, dated August 19, 2015, by and among Vonage Holdings Corp., Cirrus Acquisition Corp., iCore Networks, Inc. and Stephen G. Canton, as the Representative (15)
2.4	Agreement and Plan of Merger, dated May 5, 2016, by and among Vonage Holdings Corp., Neptune Acquisition Corp., Nexmo and the Representative (24)
2.5	Amendment No. 1 to Agreement and Plan of Merger, dated June 2, 2016, by and among Vonage Holdings Corp., Neptune Acquisition Corp., Nexmo and the Representative (25)
3.1	Restated Certificate of Incorporation of Vonage Holdings Corp.(3)
3.2	Amended and Restated By-Laws of Vonage Holdings Corp., effective as of December 10, 2015 (7)
4.1	Form of Certificate of Vonage Holdings Corp. Common Stock(2)
4.2
Tax Benefits Preservation Plan, dated as of June 7, 2012, by and between Vonage Holdings Corp. and American Stock Transfer & Trust Company, LLC, as Rights Agent, including as Exhibit A the form of Certificate of Designation of the Company's Series A Participating Preferred Stock and as Exhibit B the forms of Right Certificate and of Election to Purchase (14)

10.1	Vonage Holdings Corp. 2015 Equity Incentive Plan. (28)*
10.2	Nexmo Inc. 2011 Stock Plan (26)
10.3	Vonage Holdings Corp. 2006 Incentive Plan (Amended and Restated through June 6, 2013)(10)*
10.4	Form of Restricted Stock Unit Agreement under the Vonage Holdings Corp. 2006 Incentive Plan(4)*
10.5	Form of Nonqualified Stock Option Agreement under the Vonage Holdings Corp. 2006 Incentive Plan(12)*
10.6	Form of Restricted Stock Agreement under the Vonage Holdings Corp. 2006 Incentive Plan(4)*
10.7	Form of Restricted Stock Agreement for Non-Executive Directors under the Vonage Holdings Corp. 2006 Incentive Plan (8)*
10.8	Form of Nonqualified Stock Option Agreement for Non-Executive Directors (Quarterly Grants) under the Vonage Holdings Corp. 2006 Incentive Plan (8)*
10.9	Form of Nonqualified Stock Option Agreement for Non-Executive Directors (Sign-on Grant) under the Vonage Holdings Corp. 2006 Incentive Plan (8)*
10.10	Vonage Holdings Corp. 401(k) Retirement Plan(1)*
10.11	Lease Agreement, dated March 24, 2005, between 23 Main Street Holmdel Associates LLC and Vonage USA Inc.(1)
10.12	Amendment to Lease Agreement, dated November 1, 2006, between 23 Main Street Holmdel Associates LLC and Vonage USA Inc.(23)

51     VONAGE ANNUAL REPORT 2017

10.13	Amendment to Lease Agreement, dated December 1, 2015, between 23 Main Street Holmdel Associates LLC and Vonage USA Inc.(23)
10.14	Amended and Restated Non-Compete Agreement dated as of October 17, 2008 by and between Vonage Holdings Corp. and Jeffrey A. Citron(9)
10.15	Form of Nonqualified Stock Option Agreement for Jeffrey A. Citron under the Vonage Holdings Corp. 2006 Incentive Plan(21)*
10.16	Employment Agreement dated as of April 25, 2013 by and between Vonage Holdings Corp. and David T. Pearson (16)*
10.17	Letter Agreement, dated April 2, 2015, between Vonage Holdings Corp. and Edward M. Gilvar (17)*
10.18	Letter Agreement dated as of June 9, 2015 by and between Vonage Holdings Corp. and Omar Javaid (13)*
10.19	Non-Executive Director Compensation Program (23)*
10.20	Form of Indemnification Agreement between Vonage Holdings Corp. and its directors and certain officers(5)*
10.21	Employment Agreement dated as of October 6, 2014 by and between Vonage Holdings Corp. and Alan Masarek (22)*
10.22	First Amendment to Employment Agreement by and between Vonage Holdings Corp. and Alan Masarek (23)*
10.23	Settlement and Patent License Agreement, dated December 21, 2007, between Vonage Holdings Corp. and AT&T Corp.(6)
10.24
Credit Agreement, dated August 13, 2014, by and among Vonage America Inc. and Vonage Holdings Corp., as borrowers, various lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent, Citizens Bank, N.A., as Syndication Agent, and Silicon Valley Bank and Suntrust Bank, as Documentation Agents (19)

10.25
Amended and Restated Credit Agreement among Vonage America Inc., Vonage Holdings Corp., the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citizens Bank, N.A., as Syndication Agent, and Fifth Third Bank, MUFG Union Bank, N.A., Silicon Valley Bank and SunTrust Bank, as Documentation Agents. (20)

10.26
Amendment No. 1 to Amended and Restated Credit Agreement, dated June 3, 2016, by and among Vonage America Inc., a Delaware corporation, Vonage Holdings Corp., Citizens Bank, N.A., Fifth Third Bank, MUFG Union Bank, N.A., Silicon Valley Bank, SunTrust Bank, Keybank National Association, Santander Bank, N.A., Capital One National Association, First Niagara Bank, N.A., and JPMorgan Chase Bank, N.A., as Administrative Agent (27)

21.1	List of Subsidiaries of Vonage Holdings Corp.(28)
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm(28)
23.2	Consent of BDO USA, LLP, independent registered public accounting firm(28)
31.1	Certification of our Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(28)
31.2	Certification of our Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(28)
32.1	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(28)

(1)	Incorporated by reference to Amendment No. 1 to Vonage Holdings Corp.’s Registration Statement on Form S-1 (File No. 333-131659) filed on April 7, 2006.

(2)	Incorporated by reference to Amendment No. 5 to Vonage Holdings Corp.’s Registration Statement on Form S-1 (File No. 333-131659) filed on May 8, 2006.

(3)	Incorporated by reference to Vonage Holdings Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on August 4, 2006.

(4)	Incorporated by reference to Vonage Holding Corp.’s Annual Report on Form 10-K (File No. 001-32887) filed on April 17, 2007.

(5)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on November 14, 2007.

(6)	Incorporated by reference to Vonage Holding Corp.’s Annual Report on Form 10-K (File No. 001-32887) filed on March 17, 2008.

(7)	Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on December 11, 2015.

(8)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on August 11, 2008.

(9)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on November 10, 2008.

(10)	Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on June 6, 2013.

(11)	Incorporated by reference to the Current Report on Form 8-K (File No. 001-32887) filed by on October 10, 2013.

(12)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on May 7, 2010.

(13)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on November 4, 2015.

(14)	Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on June 8, 2012.

(15)	Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on August 20, 2015.

(16)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on July 31, 2013.

(17)	Incorporated by reference to Vonage Holding Corp.’s Annual Report on Form 10-Q (File No. 001-32887) filed on May 7, 2015.

(18)	Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on November 5, 2014.

(19)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on November 5, 2014.

(20)	Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on July 30, 2015.

(21)	Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on August 4, 2008.

(22)	Incorporated by reference to Vonage Holding Corp.’s Annual Report on Form 10-K (File No. 001-32887) filed on February 13, 2015.

(23)	Incorporated by reference to Vonage Holding Corp.’s Annual Report on Form 10-K (File No. 001-32887) filed on February 12, 2016.

52     VONAGE ANNUAL REPORT 2017

(24)	Incorporated by reference to Vonage Holdings Corp.’s Quarterly Report on Form 8-K (File No. 001-32887) filed on May 5, 2016.

(25)	Incorporated by reference to Vonage Holdings Corp.’s Quarterly Report on Form 8-K (File No. 001-32887) filed on June 6, 2016.

(26)	Incorporated by reference to Vonage Holding Corp.’s Registration Statement on Form S-8 (File No. 001-32887) filed on June 29, 2016.

(27)	Incorporated by reference to Vonage Holdings Corp.’s Quarterly Report on Form 8-K (File No. 001-32887) filed on June 6, 2016.

(28)	Filed herewith.

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
(c) Financial Statement Schedule
Report of Independent Registered Public Accounting Firm
Schedule II – Valuation and Qualifying Accounts.

ITEM 16. Form 10-K Summary

None.

53     VONAGE ANNUAL REPORT 2017

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Holmdel, State of New Jersey, on February 27, 2018.

VONAGE HOLDINGS CORP.

Dated:	February 27, 2018	By:	/S/ DAVID PEARSON
David Pearson
David T. Pearson Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature	Title	Date

/S/ ALAN MASAREK	Director, Chief Executive Officer	February 27, 2018
Alan Masarek	(principal executive officer)

/S/ DAVID T. PEARSON	Chief Financial Officer	February 27, 2018
David T. Pearson	(principal financial officer)

/S/ DAVID LEVI	Vice President and Controller	February 27, 2018
David Levi	(principal accounting officer)

/S/ JEFFREY A. CITRON	Director, Chairman	February 27, 2018
Jeffrey A. Citron

/S/ HAMID AKHAVAN
Hamid Akhavan	Director	February 27, 2018

/S/ NAVEEN CHOPRA	Director	February 27, 2018
Naveen Chopra

/S/ STEPHEN FISHER	Director	February 27, 2018
Stephen Fisher

/S/ CAROLYN KATZ	Director	February 27, 2018
Carolyn Katz

/S/ JOHN J. ROBERTS	Director	February 27, 2018
John J. Roberts

/S/ GARY STEELE	Director	February 27, 2018
Gary Steele

54     VONAGE ANNUAL REPORT 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Vonage Holdings Corp.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Vonage Holdings Corp. (the "Company") as of December 31, 2017, the related consolidated statements of operations, comprehensive income/(loss), cash flows, and stockholders’ equity and redeemable noncontrolling interest, in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with the accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Adoption of ASU 2016-09
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for the excess tax benefit from stock-based awards prospectively beginning January 1, 2017 in accordance with the adoption of Accounting Standards Update 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
Parsippany, NJ
February 27, 2018
We have served as the Company's auditor since 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Vonage Holdings Corp.
Holmdel, New Jersey 07733

We have audited the accompanying consolidated balance sheets of Vonage Holdings Corp. as of December 31, 2016 and the related consolidated statements of income, comprehensive income, stockholders’ equity (deficit) and redeemable noncontrolling interest and cash flows for each of the two years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vonage Holdings Corp. as of December 31, 2016 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/    BDO USA, LLP
Woodbridge, New Jersey
February 28, 2017, except for Note 3 for which is February 27, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Vonage Holdings Corp.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Vonage Holdings Corp. (the "Company") as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 27, 2018, expressed an unqualified opinion on those financial statements and included an emphasis of a matter paragraph related to the adoption of a new accounting standard.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP
Parsippany, NJ
February 27, 2018

F-4     VONAGE ANNUAL REPORT 2017

VONAGE HOLDINGS CORP. CONSOLIDATED BALANCE SHEETS
VONAGE HOLDINGS CORP. CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)	December 31, 2017	December 31, 2016
		(revised) (1)
Assets
Current assets:
Cash and cash equivalents	$31,360	$29,078
Marketable securities	—	601
Accounts receivable, net of allowance of $2,258 and $2,093, respectively	44,159	36,688
Inventory, net of allowance of $108 and $117, respectively	2,971	4,116
Deferred customer acquisition costs, current	1,089	2,610
Prepaid expenses	23,763	26,041
Other current assets	6,433	3,147
Total current assets	109,775	102,281
Property and equipment, net of accumulated depreciation of $87,792 and $129,166, respectively	46,754	48,415
Goodwill	373,764	360,363
Software, net of accumulated amortization of $93,858 and $87,626, respectively	22,252	21,971
Restricted cash	1,967	1,851
Intangible assets, net of accumulated amortization of $124,573 and $88,419, respectively	173,270	199,256
Deferred tax assets	110,892	184,210
Other assets	20,007	17,319
Total assets	$858,681	$935,666

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$29,766	$30,751
Accrued expenses	85,410	109,195
Deferred revenue, current portion	30,255	32,442
Current maturities of capital lease obligations	140	3,288
Other current liabilities	156	—
Current portion of notes payable	18,750	18,750
Total current liabilities	164,477	194,426
Indebtedness under revolving credit facility	141,000	209,000
Notes payable, net of debt related cost and current portion	72,765	91,124
Other liabilities	7,541	4,575
Total liabilities	385,783	499,125

Commitments and Contingencies (Note 11)	—	—

Stockholders’ Equity
Common stock, par value $0.001 per share; 596,950 shares authorized at December 31, 2017 and 2016; 298,174 and 282,319 shares issued at December 31, 2017 and 2016, respectively; 230,939 and 219,001 shares outstanding at December 31, 2017 and 2016, respectively	298	282
Additional paid-in capital	1,375,391	1,310,847
Accumulated deficit	(672,561)	(641,869)
Treasury stock, at cost, 67,235 shares at December 31, 2017 and 63,318 shares at December 31, 2016	(244,239)	(219,125)
Accumulated other comprehensive income/(loss)	14,009	(13,594)
Total stockholders’ equity	472,898	436,541
Total liabilities and stockholders’ equity	$858,681	$935,666

(1) see Note 3. Correction of Prior Period Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements

F-5     VONAGE ANNUAL REPORT 2017

VONAGE HOLDINGS CORP. CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
(In thousands, except per share amounts)	2017	2016	2015
		(Revised) (1)
Total revenues	$1,002,286	$955,621	$895,072

Operating Expenses:
Cost of services (excluding depreciation and amortization)	378,960	321,373	261,768
Cost of goods sold	25,994	33,777	34,210
Sales and marketing	313,251	330,969	347,896
Engineering and development	29,630	29,759	27,220
General and administrative	122,537	123,304	109,153
Depreciation and amortization	72,523	72,285	61,833
Total operating expenses	942,895	911,467	842,080
Income from operations	59,391	44,154	52,992
Other Income (Expense):
Interest income	17	79	89
Interest expense	(14,868)	(13,042)	(8,786)
Other income/(expense), net	1,253	(346)	(842)
Total other income/(expense), net	(13,598)	(13,309)	(9,539)
Income from continuing operations before income tax expense	45,793	30,845	43,453
Income tax expense	(79,726)	(17,694)	(18,418)
(Loss)/income from continuing operations	(33,933)	13,151	25,035
Loss from discontinued operations	—	—	(1,615)
Loss on disposal, net of taxes	—	—	(824)
Discontinued operations	—	—	(2,439)
Net (loss)/income	(33,933)	13,151	22,596
Plus: Net loss from discontinued operations attributable to noncontrolling interest	—	—	59
Net (loss)/income attributable to Vonage	$(33,933)	$13,151	$22,655

Net (loss)/income per common share - continuing operations:
Basic	$(0.15)	$0.06	$0.12
Diluted	$(0.15)	$0.06	$0.11
Net loss per common share - discontinued operations attributable to Vonage:
Basic	$—	$—	$(0.01)
Diluted	$—	$—	$(0.01)
Net (loss)/income per common share - attributable to Vonage:
Basic	$(0.15)	$0.06	$0.11
Diluted	$(0.15)	$0.06	$0.10

Weighted-average common shares outstanding:
Basic	225,311	215,751	213,147
Diluted	225,311	231,941	224,110

(1) see Note 3. Correction of Prior Period Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements

F-6     VONAGE ANNUAL REPORT 2017

VONAGE HOLDINGS CORP. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	For the years ended December 31,
(In thousands)	2017	2016	2015
		(revised) (1)
Net (loss)/income	$(33,933)	$13,151	$22,596
Other comprehensive income/(loss):
Foreign currency translation adjustment, net of tax expense/(benefit) of $4,616, $(1,473), and $0, respectively	26,637	(11,937)	493
Discontinued operations cumulative translation adjustment, net of tax expense of $0, $0, and $0, respectively	—	—	974
Unrealized loss on available-for-sale securities, net of tax expense of $0, $0, and $0, respectively	1	20	(13)
Unrealized gain on derivatives, net of tax expense of $320, $0, and $0, respectively	965	—	—
Total other comprehensive income/(loss)	27,603	(11,917)	1,454
Comprehensive (loss)/income	(6,330)	1,234	24,050

Comprehensive income attributable to noncontrolling interest:
Comprehensive income	—	—	59
Total comprehensive income attributable to noncontrolling interest	—	—	59

Comprehensive (loss)/income attributable to Vonage	$(6,330)	$1,234	$24,109

(1) see Note 3. Correction of Prior Period Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements

F-7     VONAGE ANNUAL REPORT 2017

VONAGE HOLDINGS CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(In thousands)	2017	2016	2015
Cash flows from operating activities:		(Revised) (1)	(Revised) (1)
Net (loss)/income	$(33,933)	$13,151	$22,596
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and impairment charges	34,255	37,651	35,620
Amortization of intangibles	38,056	34,634	26,404
Deferred income taxes	74,577	12,058	13,949
Change in contingent consideration	—	(16,472)	—
Loss on foreign currency	—	—	1,358
Allowance for doubtful accounts	1,987	1,053	(8)
Allowance for obsolete inventory	412	589	1,882
Amortization of debt related costs	1,074	1,080	997
Loss on disposal of property and equipment	212	—	—
Share-based expense	37,482	40,682	27,541
Gain on sale of business	(1,879)	—	—
Noncontrolling interest	—	—	907
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(7,253)	(9,642)	185
Inventory	789	800	2,815
Prepaid expenses and other current assets	3,339	(10,182)	(1,904)
Deferred customer acquisition costs	1,729	1,357	421
Accounts payable	(664)	(13,604)	(3,830)
Accrued expenses	(23,361)	6,090	9,522
Deferred revenue	(2,584)	(2,126)	(3,682)
Other assets and liabilities	3,820	(3,663)	(288)
Net cash provided by operating activities	128,058	93,456	134,485
Cash flows from investing activities:
Capital expenditures	(21,915)	(26,146)	(17,323)
Purchase of intangible assets	—	(50)	(2,500)
Purchase of marketable securities	—	(5,664)	(9,982)
Maturities and sales of marketable securities	602	14,991	7,223
Acquisition and development of software assets	(11,374)	(11,538)	(14,183)
Acquisition of business, net of cash acquired	—	(163,042)	(116,744)
Proceeds from sale of business	1,950	—	—
Net cash used in investing activities	(30,737)	(191,449)	(153,509)
Cash flows from financing activities:
Principal payments on capital lease obligations	(5,788)	(8,583)	(3,549)
Principal payments on notes and revolving credit facility	(101,750)	(72,812)	(47,500)
Proceeds received from draw down of revolving credit facility and issuance of notes payable	15,000	181,250	102,000
Debt related costs	—	(1,316)	(2,007)
Common stock repurchases	(9,542)	(32,902)	(15,911)
Employee taxes paid on withholding shares	(15,572)	(6,444)	(4,754)
Proceeds from exercise of stock options	21,410	8,861	7,172
Net cash (used in) provided by financing activities	(96,242)	68,054	35,451
Effect of exchange rate changes on cash	1,319	555	(316)
Net change in cash and cash equivalents and restricted cash	2,398	(29,384)	16,111
Cash and cash equivalents and restricted cash, beginning of period	30,929	60,313	44,202
Cash and cash equivalents and restricted cash, end of period	$33,327	$30,929	$60,313
(1) See Note 2. Summary of Significant Accounting Policies for reclassification due to the adoptions of new Accounting Standard Updates and Note 3. Correction of Prior Period Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements

F-8     VONAGE ANNUAL REPORT 2017

VONAGE HOLDINGS CORP. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

(In thousands)	Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Redeemable Non-controlling interest	Total
				(Revised) (1)
Balance at December 31, 2014	211,994	$264	$1,184,662	$(677,675)	$(159,775)	$(3,131)	$(848)	$343,497
Stock option exercises	5,414	5	7,167					7,172
Share-based expense			27,541					27,541
Employee taxes paid on withholding shares	(919)				(4,754)			(4,754)
Common stock repurchases	(3,320)				(15,250)			(15,250)
Acquisition of business	1,111	1	5,577					5,578
Foreign currency translation adjustment						1,467		1,467
Unrealized loss on available-for-sale securities						(13)		(13)
Net income				22,655			848	23,503
Balance at December 31, 2015	214,280	270	1,224,947	(655,020)	(179,779)	(1,677)	—	388,741
Stock option exercises	6,548	5	8,856					8,861
Share-based expense			40,682					40,682
Employee taxes paid on withholding shares	(1,250)				(6,444)			(6,444)
Common stock repurchases	(7,400)				(32,902)			(32,902)
Acquisition of business	6,823	7	36,362					36,369
Foreign currency translation adjustment						(11,937)		(11,937)
Unrealized loss on available-for-sale securities						20		20
Net income(1)				13,151				13,151
Balance at December 31, 2016	219,001	282	1,310,847	(641,869)	(219,125)	(13,594)	—	436,541
Cumulative effect adjustment upon the adoption of ASU 2016-09			5,668	3,241				8,909
Stock option exercises	15,856	16	21,394					21,410
Share-based expense			37,482					37,482
Employee taxes paid on withholding shares	(2,319)				(15,572)			(15,572)
Common stock repurchases	(1,599)				(9,542)			(9,542)
Foreign currency translation adjustment						26,637		26,637
Unrealized loss on available-for-sale securities						1		1
Unrealized gain on derivatives						965		965
Net loss				(33,933)				(33,933)
Balance at December 31, 2017	230,939	$298	$1,375,391	$(672,561)	$(244,239)	$14,009	$—	$472,898

(1) see Note 3. Correction of Prior Period Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements

F-9     VONAGE ANNUAL REPORT 2017

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 1. Nature of Business

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
For our business customers, we provide innovative, cloud-based Unified Communications as a Service, or UCaaS, solutions, comprised of integrated voice, text, video, data, collaboration, and mobile applications over our flexible, scalable Session Initiation Protocol, or SIP, based Voice over Internet Protocol, or VoIP, network. We also offer Communications Platform as a Service, or CPaaS, solutions designed to enhance the way businesses communicate with their customers by embedding communications into apps, websites and business processes. In combination, our products and services permit our business customers to communicate with their customers and employees through any cloud-connected device, in any place, at any time without the often costly investment required with on-site equipment.
We also provide a robust suite of feature-rich residential communication solutions.
Customers in the United States represented 85%, 91%, and 95% of our consolidated revenues at December 31, 2017, December 31, 2016, and December 31, 2015, respectively, with the balance in Canada, the United Kingdom, and other countries. Nexmo Inc., or Nexmo, has operations in the United States, United Kingdom, Hong Kong, and Singapore, and provides CPaaS solutions to our customers located in many countries around the world.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements have been prepared in accordance with U.S. GAAP. The Accounting Standards Codification, ASC, established by the Financial Accounting Standards Board, FASB, is the source of authoritative GAAP to be applied to nongovernmental entities. In addition, the rules and interpretive releases of the Securities and Exchange Commission, SEC, under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.
The consolidated financial statements include the accounts and operations of Vonage and its wholly-owned subsidiaries for which we have a controlling interest. All intercompany balances and transactions have been eliminated in consolidation. The usual condition for a controlling financial interest is ownership of a majority of the voting interests of an entity; however, a controlling financial interest may also exist through arrangements that do not involve controlling voting interests. As such, Vonage applies the guidance of ASC 810, Consolidations, or ASC 810, to determine when an entity that is insufficiently capitalized or not controlled through its voting interests, referred to as a VIE, should be consolidated. In addition, the results of companies acquired or disposed of are included in the consolidated financial statements from the effective date of the acquisition or up to the date of disposal.
Revenue Recognition
Operating revenues consist of services revenues and customer equipment (which enables our services) and shipping revenues. The point in time at which revenues are recognized is determined in accordance with SEC Staff Accounting Bulletin, SAB, No. 104, Revenue Recognition, and ASC 605, Revenue Recognition.
At the time a customer signs up for our services, there are the following deliverables:

•	Providing equipment, if any, to the customer that enables our telephony services;

•	Providing services; and

•	Installation of equipment if required in the contract or terms of service.

F-10     VONAGE ANNUAL REPORT 2017

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

Activation devices are provided free of charge to our Consumer customers while VOIP enabled phones are provided for a fee to our Business customers. In most instances there are no fees collected at sign-up. We record the fees collected for shipping the equipment to the customer, if any, as shipping and handling revenue at the time of shipment.
Services Revenue
Substantially all of our revenues are services revenues, which are derived , usage based billion, and, in Vonage Enterprise, we offer domestic and international rate plans, including a variety of residential plans and mobile plans. For consumer customers in the United States, we offer domestic and international rate plans, including a variety of residential plans and mobile plans. For business customers, we offer SMB, mid-market, and enterprise customers several service plans with different pricing structures and contractual requirements ranging in duration from month-to-month to three years. In addition, we provide managed equipment to business customers for which the customers pay a monthly fee. Customers also have the opportunity to purchase premium features for additional fees. We also derive services revenues from per minute fees for international calls if not covered under a plan, including calls made via applications for mobile devices and other stand-alone products, and for any calling minutes in excess of a customer’s monthly plan limits. For a portion of our customers, monthly subscription fees are automatically charged to customers’ credit cards, debit cards or electronic check payments, or ECP, in advance and are recognized over the following month when services are provided. Revenues generated from international calls and from customers exceeding allocated call minutes under limited minute plans are recognized as services are provided, that is, as minutes are used, and are billed to a customer's credit cards, debit cards or ECP in arrears. As a result of multiple billing cycles each month, we estimate the amount of revenues earned from international calls and from customers exceeding allocated call minutes under limited minute plans but not billed from the end of each billing cycle to the end of each reporting period and record these amounts as accounts receivable. These estimates are based primarily upon historical minutes and have been consistent with our actual results.
In the United States, we charge regulatory, compliance, E-911, and intellectual property-related fees on a monthly basis to defray costs, and to cover taxes that we are charged by the suppliers of telecommunications services. These charges, along with the remittance to the relevant government entity, are recorded on a net basis. In addition, we collect Federal Universal Service Fund, or USF, fees from customers to recover our obligation to contribute to the fund, as allowed by the FCC. We recognize USF revenues on a gross basis and record the related fees in cost of services.
Services revenue also includes supplying messaging (SMS and Voice) services to customers as part of our CPaaS business. Revenue is recognized in the period when messages are sent by the customer. We also transact with providers or bulk SMS aggregators and sell services to these customers who then onsell to their customers. Since the aggregator is our customer, revenue is recognized on a gross basis with related costs included in cost of sales.
Customer Equipment and Shipping Revenue
Revenue is generated from sales of customer equipment to wholesalers or directly to customers for replacement devices, or for upgrading their device at the time of customer sign-up for which we charge an additional fee. In addition, customer equipment and shipping revenues include revenues from the sale of VoIP telephones in order to access our small and medium business services. Customer equipment and shipping revenues also include the fees that customers are charged for shipping their customer equipment to them. Customer equipment and shipping revenues include sales to our wholesalers, who subsequently resell this customer equipment to customers. Revenues are reduced for payments to wholesalers and rebates to customers to the extent of customer equipment and shipping revenues.
Cost of Services
Cost of service consists of costs that we pay to third parties such as access and interconnection charges that we pay to other companies to terminate domestic and international phone calls on the public switched telephone network. In addition, costs to lease phone numbers, to co-locate in other companies’ facilities, to provide enhanced emergency dialing capabilities to transmit 911 calls, and to provide local number portability are also included in cost of service. These costs also include taxes that we pay on telecommunications services from our suppliers or are imposed by government agencies such as USF contributions and royalties for use of third parties’ intellectual property. In addition, these costs include certain personnel and related costs for network operations and technical support that are attributable to revenue generating activities. Cost of services excludes depreciation and amortization expense of $27,308, $28,489, and $24,868 for the years ended December 31, 2017, 2016, and 2015, respectively.
Cost of Goods Sold
Cost of goods sold consists primarily of costs incurred on customer equipment for customers who subscribe through the direct sales channel in excess of activation fees. The amortization of deferred customer equipment, the cost of shipping and handling for customer equipment, and the cost of certain promotions are also included in cost of goods sold.

F-11     VONAGE ANNUAL REPORT 2017

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

Sales and Marketing Expenses
Sales and marketing expenses consist primarily of personnel and related costs for employees and contractors directly associated with our sales and marketing activities, internet advertising fees, radio and billboard advertising, public relations, commissions paid to employees, resellers and other third parties, trade shows, marketing and promotional activities, customer support, credit card fees, collections, and systems and information technology support. We expense advertising costs during the period in which they are incurred. Advertising costs included in sales and marketing were $57,703, $75,587, and $103,320 for the years ended December 31, 2017, 2016, and 2015, respectively.
Engineering and Development Expenses
Engineering and development expenses primarily include personnel and related costs for developers responsible for new products, and software engineers maintaining and enhancing existing products. Research and development costs related to new product development included in engineering and development were $23,730, $22,447, and $18,350 for the years ended December 31, 2017, 2016, and 2015, respectively.
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
Restructuring Activities
For the year ended December 31, 2017, we recognized $5,101 of costs associated with restructuring activities included in general and administrative expense. This amount is primarily comprised of costs associated with severance and other employee related costs. As of December 31, 2017, $1,090 remained accrued related to restructuring activities and $4,011 was paid during 2017.
Cash, Cash Equivalents and Marketable Securities
We maintain cash with several investment grade financial institutions. Highly liquid investments, which are readily convertible into cash, with original maturities of three months or less, are recorded as cash equivalents.
Management determines the appropriate classification of our investments in debt and marketable equity securities at the time of purchase and reevaluates such designation at each balance sheet date. Our debt securities have been classified and accounted for as available for sale. In response to changes in the availability of and the yield on alternative investments as well as liquidity requirements, we may sell these securities prior to their stated maturities. These securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income (loss). Any realized gains or losses on the sale of marketable securities are determined on a specific identification method, and such gains and losses are reflected as a component of other income or expense.
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

F-12     VONAGE ANNUAL REPORT 2017

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

Inventory
Inventory consists of the cost of customer equipment and is valued at the lower of cost or market, with cost determined using the average cost method. We provide an inventory allowance for customer equipment that has been returned by customers but may not be able to be reissued to new customers or returned to the manufacturer for credit.
Property and Equipment
Property and equipment includes acquired assets and those accounted for under capital leases and consist principally of network equipment and computer hardware, software, furniture, and leasehold improvements. Company-owned equipment in use at customer premises is also included in property and equipment. Network equipment, computer hardware and furniture are stated at cost with depreciation provided using the straight-line method over the estimated useful lives of the related assets, which range from three to five years. Leasehold improvements are amortized over their estimated useful life of the related assets or the life of the lease, whichever is shorter. The cost of substantial improvements is capitalized while the cost of maintenance and repairs is charged to operating expenses as incurred. Company-owned customer premises equipment is depreciated on a straight-line basis over three years.
Our network equipment and computer hardware, which consists of routers, gateways, and servers that enable our services, is subject to technological risks and rapid market changes due to new products and services and changing customer demand. These changes may result in future adjustments to the estimated useful lives or the carrying value of these assets, or both.
Software Costs
We capitalize certain costs, such as purchased software and internally developed software that we use for customer acquisition and customer care automation tools, in accordance with FASB ASC 350-40, Internal-Use Software. Computer software is stated at cost less accumulated amortization and the estimated useful life is two to five years.
Goodwill
In accordance with ASC 350, Intangibles - Goodwill and Other, we recognize goodwill for the excess cost of an acquired business over the fair value assigned to assets acquired and liabilities assumed. Goodwill is tested for impairment on an annual basis on October 1st and, when specific circumstances dictate, between annual tests. When impaired, the carrying value of goodwill is written down to fair value. The goodwill impairment test involves evaluating qualitative information to determine if it is more than 50% likely that the fair value of a reporting unit is less than its carrying value. If such a determination is made or if an entity chooses not to perform a qualitative assessment, then the traditional two-step goodwill impairment test described below must be applied. The first step, identifying a potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. The second step, measuring the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Any excess of the reporting unit goodwill carrying value over the respective implied fair value is recognized as an impairment loss. There was no impairment of goodwill for the years ended December 31, 2017, 2016, and 2015.
Intangible Assets
Intangible assets acquired in the settlement of litigation or by direct purchase are accounted for based upon the fair value of assets received.
Purchased-intangible assets are accounted for based upon the fair value of assets received and are amortized on a straight-line or accelerated basis over the periods of economic benefit, ranging from two to ten years. We perform a review of purchased-intangible assets whenever events or changes in circumstances indicate that the useful life is shorter than we had originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, we assess the recoverability of purchased-intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life of the asset is shorter than originally estimated, we accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. There was no impairment of purchased-intangible assets identified for the years ended December 31, 2017, 2016, and 2015.
Patents and Patent Licenses
Patent rights acquired in the settlement of litigation or by direct purchase are accounted for based upon the fair value of assets received.

F-13     VONAGE ANNUAL REPORT 2017

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

Asset Impairments
We evaluate impairment losses on long-lived assets used in operations when events and changes in circumstances indicate that the assets might be impaired. If our review indicates that the carrying value of an asset will not be recoverable, based on a comparison of the carrying value of the asset to the undiscounted future cash flows, the impairment will be measured by comparing the carrying value of the asset to its fair value. Fair value will be determined based on quoted market values, discounted cash flows or appraisals. Impairments of property and equipment are recorded in the statement of income as part of depreciation expense. There was no impairment of property and equipment identified for the years ended December 31, 2017, 2016, and 2015.
Debt Related Costs
Costs incurred in raising debt are deferred and amortized as interest expense using the effective interest method over the life of the debt. Costs associated with term loans are netted against the underlying notes payable in accordance with ASU 2015-15, "Interest-Imputation of Interest" while costs deferred associated with revolving facilities are included in other assets.
Restricted Cash and Letters of Credit
We had a cash collateralized letter of credit for $1,563 and $1,578 as of December 31, 2017 and 2016, respectively, mainly related to lease deposits for our Holmdel office. In the aggregate, cash reserves and collateralized letters of credit of $1,967 and $1,851 were recorded as long-term restricted cash at December 31, 2017 and 2016, respectively.
Derivative Financial Instruments
The Company accounts for derivative financial instruments under ASC 815, Derivatives and Hedging, which requires the Company to record all derivatives on the balance sheet at fair value unless they qualify for a normal purchase normal sale exception. Changes in the fair value of non-hedge derivatives are immediately recognized into earnings. Changes in the fair value of derivatives accounted for as hedges, if elected for hedge accounting, are either recognized in earnings as an offset to the changes in the fair value of the related hedged assets and liabilities or deferred and recognized as a component of accumulated other comprehensive income, or OCI, until the hedged transactions occur and are recognized in earnings.
During 2017, the Company entered into an interest rate swap to mitigate variability in earnings due to fluctuations in interest rates and has been designated and qualifies as a cash flow hedge. The Company assesses hedge effectiveness under the critical terms matched method at inception and at least quarterly through the life of the hedging relationship. If the critical terms of the interest rate swap match the terms of the forecasted transaction, the Company concludes that the hedge is effective.
Income Taxes
We recognize deferred tax assets and liabilities at enacted income tax rates for the temporary differences between the financial reporting bases and the tax bases of our assets and liabilities. Any effects of changes in income tax rates or tax laws are included in the provision for income taxes in the period of enactment. Our net deferred tax assets primarily consist of net operating loss carry forwards, or NOLs. We are required to record a valuation allowance against our net deferred tax assets if we conclude that it is more likely than not that taxable income generated in the future will be insufficient to utilize the future income tax benefit from our net deferred tax assets prior to expiration. We periodically review this conclusion, which requires significant management judgment. If we are able to conclude in a future period that a future income tax benefit from our net deferred tax assets has a greater than 50% likelihood of being realized, we are required in that period to reduce the related valuation allowance with a corresponding decrease in income tax expense. This would result in a non-cash benefit to our net income in the period of the determination. In the future, if available evidence changes our conclusion that it is more likely than not that we will utilize our net deferred tax assets prior to their expiration, we will make an adjustment to the related valuation allowance and income tax expense at that time. In subsequent periods, we would expect to recognize income tax expense equal to our pre-tax income multiplied by our effective income tax rate, an expense that was not recognized prior to the reduction of the valuation allowance. Our effective rate may differ from the federal statutory rate due, in part, to our foreign operations and certain discrete period items.
On December 22, 2017, the Tax Cuts and Jobs Act, or TCJA, was signed into law by the President of the United States. The TCJA most notably reduces the corporate tax rate from 35% to 21% along with eliminating the alternative minimum tax, or AMT, and imposing a mandatory one-time tax on foreign earnings. Under ASC 740, Income Taxes, an entity is required to recognize the effect of tax law changes during the period of enactment. As such, the Company will be reflecting the impact of this law within its December 31, 2017 financial statements. Due to the complexities of the new legislation and associated accounting considerations, SEC SAB 118 provides for an entity to utilize a provisional estimate within its financial statements for the impact of the TCJA. Based upon currently available information, the Company estimates that the enactment of the legislation will result in a charge to income tax expense of $69,378 which is primarily associated with the re-measurement of the Company’s deferred tax balances at the 21% income tax rate. The Company also reclassified the deferred tax asset related to AMT credits to receivables which are now refundable in the amount of $8,217, of which $4,108 is included in other current assets as of December 31, 2017.

F-14     VONAGE ANNUAL REPORT 2017

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

The Company does not currently estimate a material impact associated with the repatriation tax or other facets of the TCJA. Due to the timing of the enactment and the complexity involved in applying the provisions of the TCJA, the Company has made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of December 31, 2017. Additionally, the Company is currently analyzing our global working capital and cash requirements and the potential tax liabilities attributable to a repatriation but we have yet to determine whether we plan to change our prior assessment and repatriate earnings. As such, we have not recorded any deferred taxes attributable to our investments in our foreign entities and will record the tax effects of any change in our prior assertion as we complete our analysis of the TCJA. As we collect further information and interpret the TCJA and any additional guidance issued by the U.S. Treasury Department, the IRS and other regulatory bodies, we may make adjustments to the provisional amounts. The Company will continue to analyze the effects of the TCJA on the Company’s operations and will record any adjustments associated with the enactment of the legislature during the measurement period as provided by SAB 118. The accounting for the impact of the TCJA will be completed in 2018.
We file income tax returns in the U.S. for federal and state purposes and in various foreign jurisdictions. Our federal tax return remains subject to examination by the Internal Revenue Service from 2014 to present, our New Jersey tax returns remain open from 2013 to present, our Canada tax return remains open from 2014 to present, and other domestic and foreign tax returns remain open for all periods to which those filings relate. Our Canadian corporate income tax returns for 2012 and 2013 were selected for examination by the Canada Revenue Agency. The Canada Revenue Agency concluded their audit and there were no changes. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.
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
Foreign Currency
Generally, the functional currency of our non-United States subsidiaries is the local currency. However, the functional currency of Nexmo's United States's subsidiary is the Euro. The financial statements of these subsidiaries are translated to their respective functional currency using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs, and expenses. Translation gains and losses from the Company's net investments in subsidiaries are deferred and recorded in accumulated other comprehensive income as a component of stockholders’ equity until sale or complete or substantially complete liquidation of the net investment in the foreign entity takes place. Foreign currency transaction gains or losses are reported within other income/(expense) in the Company's consolidated statements of operations. For the years ended December 31, 2017, 2016 and 2015, amounts recognized as foreign currency transaction losses were $620, $346 and $860, respectively.

F-15     VONAGE ANNUAL REPORT 2017

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

Share-Based Compensation
We account for share-based compensation in accordance with FASB ASC 718, “Compensation-Stock Compensation”. Under the fair value recognition provisions of this pronouncement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the stock award on a straight-line basis. On January 1, 2017, the Company adopted ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting".  Previously, excess tax benefits were recognized in additional paid-in capital on the consolidated balance sheet to the extent they reduced income taxes payable.  Beginning in 2017, any excess tax benefits or shortfalls were recorded in the income tax provision upon vest or exercise.  During 2017, the Company recorded a net benefit of $11 million related to excess tax benefits.

Comprehensive Income
Comprehensive income consists of net income (loss) and other comprehensive items. Other comprehensive items include changes in the fair value of derivatives, foreign currency translation adjustments and unrealized gains (losses) on available for sale securities.

Use of Estimates
Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
We base our estimates on historical experience, available market information, appropriate valuation methodologies, and on various other assumptions that we believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Estimates are used for such items as depreciable lives for long-lived assets including intangible assets, tax provisions, uncollectible accounts, and assets and liabilities assumed in business combinations, among others. In addition, estimates are used to test long-lived assets and goodwill for impairment.
Reclassifications
Reclassifications have been made to our consolidated financial statements for the prior year periods to conform to classification used in the current year period. The reclassifications did not affect results from operations or net assets.
Recent Accounting Pronouncements
In August 2017, FASB issued ASU 2017-12, "Derivatives and Hedging". The ASU improves the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements and simplifies the application of the hedge accounting guidance in current GAAP. It also amends the disclosures requirements by requiring a tabular disclosure related to the effect on the incomes statement of fair value and cash flow hedges and eliminating the ineffective portion of the change in fair value of hedging instrument disclosures. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted in any interim period after issuance of this ASU. We have evaluated the impact of adopting ASU 2017-12 on our consolidated financial statements and related disclosures and have determined that it will not have a material impact on our consolidated financial statements.
In January 2017, FASB issued ASU 2017-04, "Intangibles - Goodwill and Other" which simplifies the subsequent measurement of goodwill and eliminates Step 2 from the goodwill impairment test. This ASU is effective for an annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of ASU 2017-04 will not have a material impact on our consolidated financial statements.
In August 2016, FASB issued ASU 2016-15, "Statement of Cash Flows". This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This ASU is effective for fiscal years beginning after December 15, 2017 on a retrospective basis. Early adoption is permitted, including adoption in an interim period. The adoption of ASU 2016-15 will not have a material impact on our consolidated financial statements and related disclosures.

F-16     VONAGE ANNUAL REPORT 2017

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
In May 2014, FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" which was further amended through various updates issued by the FASB thereafter. The amendments of Topic 606 clarify the principles for recognizing revenue and provide a common revenue standard for U.S. GAAP and International Financial Reporting Standards, or IFRS, and to improve financial reporting. The core principle of these standards are that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Topic 606 also amends the current guidance for the recognition of costs to obtain and fulfill contracts with customers requiring that all incremental costs of obtaining and direct costs of fulfilling contracts with customers such as commissions be deferred and recognized over the expected customer life. In August 2015, an ASU was issued by the FASB which deferred the effective date to annual and interim periods beginning on or after December 15, 2017. As of January 1, 2018, we have adopted the requirements of the new standard using the modified retrospective transition method under which the standard will be applied only to the most current period presented and the cumulative effect of applying the standard will be recognized at the date of initial application as a cumulative adjustment to retained earnings.
We have finalized our evaluation the impact of the standard with respect to the terms of our revenue arrangements and the Company expects the impact of the adoption of Topic 606 to be the capitalization of incremental costs to obtain a contract of approximately $35 million to $40 million with a corresponding offset being recorded to stockholder's equity. This asset will be amortized to expense over a period of five to seven years, subject to periodic reviews for impairment and life.
The following standards were adopted by the Company during the current year:
In November 2016, FASB issued ASU 2016-18, "Statement of Cash Flows". This ASU requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. We adopted this ASU in the first quarter of 2017 and applied the retrospective transition method for each period presented. Upon adoption of ASU 2016-18, $716 and $20 were reclassified from investing activities and effect of exchange rate changes on cash, respectively, for the year ended December 31, 2016 and $813 and $5 were reclassified from investing activities and effect of exchange rate changes on cash, respectively, for the year ended December 31 2015. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheet to same such amounts show in the consolidated statement of cash flows:

	As of December 31,
	2017	2016	2015	2014
Cash and cash equivalents	$31,360	$29,078	$57,726	$40,797
Restricted cash	1,967	1,851	2,587	3,405
	$33,327	$30,929	$60,313	$44,202

F-17     VONAGE ANNUAL REPORT 2017

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

In March 2016, FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting". This ASU is issued as part of its Simplification Initiative. The areas for simplification in this ASU involve several aspects of the accounting for share- based payment transactions, including the income tax consequences, recognition of share-based expense, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted for any entity in any interim or annual period. We adopted this ASU in the first quarter of 2017. We elected to account for forfeitures when they occur versus our prior practice of estimating the number of awards that are expected to vest. The election of this new ASU resulted in a one-time adjustment in 2017 to accumulated deficit and to additional paid-in-capital of $5,668 and the corresponding benefit to our accumulated deficit and deferred tax asset of $2,285 related to the reversal of forfeiture rate as of January 1, 2017. In addition, a benefit to our accumulated deficit and deferred tax asset of $6,624 was recorded for excess tax benefits on equity compensation as of December 31, 2016. We also classified cash paid by us when directly withholding shares for tax-withholding purposes as a financing activity. As a result, $6,444 and $4,754 was reclassified from operating activity to financing activity for the years ended December 31, 2016 and 2015, respectively.
In July 2015, FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory". This ASU applies to inventory that is measured using first-in, first-out, or FIFO, or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predicable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, first-out, or LIFO, or the retail inventory. This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption on permitted at the beginning of an interim and annual reporting period. We adopted ASU 2015-11 in the first quarter of 2017 and the adoption of this ASU did not have a material impact on our consolidated financial statements and related disclosures.

F-18     VONAGE ANNUAL REPORT 2017

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

Note 3. Correction of Prior Period Financial Statements
In connection with the preparation of our consolidated financial statements for the quarter ended March 31, 2017, and our remediation efforts related to the material weakness in our internal control over financial reporting related to our controls over the preparation of the annual tax provision, we identified an error as of December 31, 2016 in our recognition of a deferred tax asset related to contingent consideration with vesting requirements paid in connection with the acquisition of Nexmo. Based in part upon the vesting requirements of contingent consideration, we recorded the consideration as compensation expense in general and administrative expense in our consolidated statements of operations. However, for tax purposes the contingent consideration should have been recorded as merger consideration and not deductible compensation. The correction of this error requires the reversal of the deferred tax asset on the consolidated balance sheets and related tax benefits of $4,756 as of December 31, 2016. In accordance with SAB No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, we evaluated the error and determined that the related impact was not material to our results of operations or financial position for any prior annual or interim period, but that correcting the $4,756 cumulative impact of the error would be material to our results of operations for the three months ended March 31, 2017. Accordingly, we have corrected the consolidated balance sheets as of December 31, 2016 and have corrected this error in all prior periods presented by revising the appropriate consolidated financial statements. The impact to the consolidated balance sheet as of December 31, 2016 and the consolidated statements of income for the three months and year ended December 31, 2016 is as follows:

Consolidated Balance Sheets	As of December 31, 2016
	As Reported	Adjustment	As Revised
Deferred tax assets, non-current	$188,966	$4,756	$184,210
Total assets	940,422	4,756	935,666
Accumulated deficit	(637,113)	4,756	(641,869)
Total stockholders' equity	441,297	4,756	436,541
Total liabilities and stockholders' equity	940,422	4,756	935,666

Consolidated Statements of Operations
	Three Months Ended December 31, 2016			Year Ended December 31, 2016
	(Unaudited)
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Income tax expense	$(1,553)	$2,039	$(3,592)	$(12,938)	$4,756	$(17,694)
Net income	1	2,039	(2,038)	17,907	4,756	13,151
Net income per common share:
Basic	$—	$0.01	$(0.01)	$0.08	$0.02	$0.06
Diluted	$—	$0.01	$(0.01)	$0.08	$0.02	$0.06

F-19     VONAGE ANNUAL REPORT 2017

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

Note 4. Earnings Per Share

Net income or loss per share has been computed according to FASB ASC 260, “Earnings per Share”, which requires a dual presentation of basic and diluted earnings per share, or EPS. Basic EPS represents net income or loss divided by the weighted average number of common shares outstanding during a reporting period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, including stock options and restricted stock units under our 2001 Stock Incentive Plan and 2006 Incentive Plan were exercised or converted into common stock. The dilutive effect of outstanding, stock options and restricted stock units is reflected in diluted earnings per share by application of the treasury stock method. In applying the treasury stock method for stock-based compensation arrangements, the assumed proceeds are computed as the sum of the amount the employee must pay upon exercise and the amounts of average unrecognized compensation cost attributed to future services.
The following table sets forth the computation for basic and diluted net income per share:

	For the years ended December 31,
	2017	2016	2015
		(Revised) (1)
Numerator
(Loss)/income from continuing operations	$(33,933)	$13,151	$25,035
Discontinued operations	—	—	(2,439)
Plus: Net loss from discontinued operations attributable to noncontrolling interest	—	—	59
Loss from discontinued operations attributable to Vonage	—	—	(2,380)
Net (loss)/income attributable to Vonage	$(33,933)	$13,151	$22,655

Denominator
Basic weighted average common shares outstanding	225,311	215,751	213,147
Dilutive effect of stock options and restricted stock units	—	16,190	10,963
Diluted weighted average common shares outstanding	225,311	231,941	224,110
Basic net (loss)/income per share
Basic net (loss)/income per share - from continuing operations	$(0.15)	$0.06	$0.12
Basic net loss per share - from discontinued operations attributable to Vonage	—	—	(0.01)
Basic net (loss)/income per share - attributable to Vonage	$(0.15)	$0.06	$0.11
Diluted net income per share
Diluted net (loss)/income per share - from continuing operations	$(0.15)	$0.06	$0.11
Diluted net loss per share - from discontinued operations attributable to Vonage	—	—	(0.01)
Diluted net (loss)/income per share - attributable to Vonage	$(0.15)	$0.06	$0.10

(1) see Note 3. Correction of Prior Period Financial Statements

The following shares were excluded from the calculation of diluted income per share because of their anti-dilutive effects:

	For the years ended December 31,
	2017	2016	2015
Restricted stock units	11,928	8,282	5,827
Employee stock options	10,448	9,030	13,600
	22,376	17,312	19,427

F-20     VONAGE ANNUAL REPORT 2017

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

Note 5. Goodwill and Intangible Assets

Goodwill

The Company's goodwill is derived primarily from the acquisitions of Vocalocity, Telesphere, iCore, Simple Signal, and Nexmo which are included in the Company's Business segment. The following table provides a summary of the changes in the carrying amounts of goodwill:

Balance at January 1, 2016	$222,106
Increase in goodwill related to finalization of acquisition accounting for Simple Signal	16
Increase in goodwill related to finalization of acquisition accounting for iCore and immaterial correction of an error discussed further below	2,314
Goodwill recognized for the acquisition of Nexmo on June 3, 2016	143,073
Currency translation adjustments	(7,146)
Balance at December 31, 2016	360,363
Decrease in goodwill related to finalization of acquisition accounting for Nexmo	(5,482)
Currency translation adjustments	18,883
Balance at December 31, 2017	$373,764
During the year ended December 31, 2016, the Company recorded an immaterial correction of an error related to the overstatement of certain deferred tax assets recorded in connection with acquisition accounting that were outside of the measurement period. The Company recognized a $2,298 decrease in deferred tax assets, net and a $2,298 increase to goodwill on the consolidated balance sheet as of December 31, 2016. Management performed an evaluation under SAB No. 108 and concluded the effect of the adjustment is immaterial to the current period’s financial statements. The correction of the error did not have an effect on our consolidated statements of operations or on our consolidated statements of cash flows for the year ended December 31, 2016.
The performance of the Company's annual impairment analysis did not result in any impairments of goodwill for the years ended December 31, 2017, 2016 and 2015, respectively.
Intangible assets, net

The Company's intangible assets as of December 31, 2017 and 2016 primarily reflect intangible assets established with the acquisitions of various companies such as customer relationships, trade names and developed technology. In addition, the Company's intangible assets include patents we have purchased and licensed, including in connection with the settlement of litigation.

					December 31, 2017			December 31, 2016
	Useful Lives				Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	7	to	12	years	$184,465	$(62,072)	$122,393	$173,187	$(39,413)	$133,774
Developed technology	3	to	10	years	90,417	(44,413)	46,004	88,609	(31,364)	57,245
Patents and patent licenses	3	to	5	years	20,214	(16,184)	4,030	20,214	(14,667)	5,547
Trade names	2	to	5	years	1,708	(1,356)	352	1,820	(787)	1,033
Non-compete agreements		3		years	1,039	(548)	491	3,845	(2,188)	1,657
Total finite-lived intangible assets					297,843	(124,573)	173,270	287,675	(88,419)	199,256

F-21     VONAGE ANNUAL REPORT 2017

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

During the years ended December 31, 2017, 2016 and 2015, the Company recorded amortization expense of $38,056, $34,634 and $26,404, respectively. Amortization expense may vary in the future as acquisitions, dispositions and impairments, if any, occur. The total expected future annual amortization for the succeeding five years ended December 31 is as follows:

Estimated Amortization Expense
2018	$35,747
2019	32,384
2020	27,934
2021	21,985
2022	17,006

Note 6. Income Taxes

The components of income from continuing operations before income tax expense are as follows:

	For the years ended December 31,
	2017	2016	2015
United States	$39,370	$31,076	$38,115
Foreign	6,423	(231)	5,338
	$45,793	$30,845	$43,453

The income tax provision from continuing operations consisted of the following amounts:

	For the years ended December 31,
	2017	2016	2015
Current:
Federal	$(1,101)	$(621)	$(1,846)
Foreign	(1,731)	(1,064)	(1,667)
State and local taxes	(2,317)	(3,951)	(956)
	$(5,149)	$(5,636)	$(4,469)
Deferred:
Federal	$(75,928)	$(12,550)	$(11,289)
Foreign	1,631	2	(1,088)
State and local taxes	(280)	490	(1,572)
	(74,577)	(12,058)	(13,949)
	$(79,726)	$(17,694)	$(18,418)

The reconciliation between the United States federal statutory rate of 35% to the Company's effective rate is as follows:

	For the years ended December 31,
	2017	2016	2015
U.S. Federal statutory tax rate	35%	35%	35%
Permanent items	10%	10%	3%
Effect of the Tax Cuts and Jobs Act	152%	—%	—%
Equity-based compensation	(24)%	—%	—%
State and local taxes, net of federal benefit	5%	7%	2%
International tax (reflects effect of losses for which tax benefit not realized)	(4)%	—%	1%
Valuation reserve for income taxes and other	—%	5%	2%
Effective tax rate	174%	57%	43%

F-22     VONAGE ANNUAL REPORT 2017

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

For the year ended December 31, 2017, the Company's overall effective tax rate was different from the statutory rate of 35% primarily due to the impact of tax reform enacted in the United States on December 22, 2017 reducing the corporate tax rate from 35% to 21% beginning January 1, 2018. This resulted in an expense of $69,378 attributable to the re-measurement of the Company's deferred tax assets as of December 31, 2017. The Company does not currently estimate a material impact associated with the repatriation tax or other facets of the TCJA. Due to the timing of the enactment and the complexity involved in applying the provisions of the TCJA, the Company has made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of December 31, 2017. As we collect further information and interpret the TCJA and any additional guidance issued by the U.S. Treasury Department, the IRS and other regulatory bodies, we may make adjustments to the provisional amounts. The Company will continue to analyze the effects of the TCJA on the Company’s operations and will record any adjustments associated with the enactment of the legislature during the measurement period as provided by SAB 118.
On January 1, 2017, the Company adopted ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting".  Previously, excess tax benefits were recognized in additional paid-in capital on the consolidated balance sheet to the extent they reduced income taxes payable.  Beginning in 2017, any excess tax benefits or shortfalls were recorded in the income tax provision upon vest or exercise.  During 2017, the Company recorded a net benefit of $11 million related to excess tax benefits.
For the year ended December 31, 2016, the Company's overall effective tax rate was different than the statutory rate of 35% primarily due to the permanent adjustment for the contingent consideration relating to the acquisition of Nexmo.
For the year ended December 31, 2015, the Company's overall effective tax rate was different than the statutory rate of 35% primarily due to the limitation of the deductibility of compensation expense to certain executives as well as costs related to the acquisitions which occurred during the year.
The temporary differences which gave rise to the Company's deferred tax assets consisted of the following:

	December 31, 2017	December 31, 2016
Assets and liabilities:
Accounts receivable and inventory allowances	$553	$816
Deferred rent	862	630
Contingent consideration	—	1,482
Acquired intangible assets and property and equipment	(39,077)	(61,486)
Accrued expenses	5,182	10,145
Research and development and alternative minimum tax credit	958	8,039
Stock option compensation	17,734	24,026
Capital leases	37	(7,762)
Cumulative translation adjustments	(714)	—
Deferred revenue	6,994	11,362
Derivatives	(319)	—
Net operating loss carryforwards	141,072	215,504
	133,282	202,756
Valuation allowance	(22,390)	(18,546)
Deferred tax assets, net, non-current	$110,892	$184,210

Deferred tax assets and valuation allowance
Net deferred tax balance - As of December 31, 2017 and 2016, Vonage recorded a net deferred tax asset of $110,892 and $184,210, respectively. The Company believes that the net deferred tax assets related to its United Kingdom subsidiary Vonage Limited may not be realizable under a "more likely than not" measurement and as such, a valuation allowance has been established to reduce the asset accordingly.
NOL carryforwards - As of December 31, 2017, the Company has U.S. Federal and state NOL carryforwards of $556,368 and $146,254, respectively, which expire at various times through 2037. We have NOLs for United Kingdom tax purposes of $50,142 with no expiration date. Under Section 382 of the Internal Revenue Code, if we undergo an “ownership change” which is generally defined as a greater than 50% change by value in our equity ownership over a three-year period, our ability to use our pre-change of control NOLs and other pre-change tax attributes against our post-change income may be limited. The Section 382 limitation is applied annually so as to limit the use of our pre-change NOLs to an amount that generally equals the value of our stock immediately before the ownership change multiplied by a designated federal long-term tax-exempt rate. At December 31,

F-23     VONAGE ANNUAL REPORT 2017

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

2017, there were no limitations on the use of our NOLs except for certain of the NOLs of Vocalocity as of the date of acquisition for which the Company has reflected in the deferred tax asset.
Valuation Allowance - As of December 31, 2017, the Company's tax effected valuation allowance was $22,390, primarily consisting of NOLs associated with Vonage Limited and state NOLs for certain legal entities.
Uncertain tax benefits
The Company had uncertain tax benefits of $1,086 and $0 as of December 31, 2017 and 2016, respectively. The Company recognizes interest and penalties related to uncertain tax benefits in income tax expense. The Company did not have any interest or penalties related to these uncertain tax benefits as of December 31, 2017 and 2016. The following table reconciles the total amounts of uncertain tax benefits:

	As of December 31,
	2017	2016
Balance as of January 1	$—	—
Increase due to current year positions	1,086	—
Uncertain tax benefits as of December 31	$1,086	$—
Tax jurisdictions
Business is conducted in various countries throughout the world and is subject to tax in numerous jurisdictions. A significant number of tax returns that are filed are subject by various Federal, state and local tax authorities. The Company is no longer subject to U.S. federal income tax examinations for years prior to 2014. With few exceptions, state and local income tax examinations are no longer open for years before 2013.

Note 7. Long-Term Debt and Revolving Credit Facility
A schedule of long-term debt at December 31, 2017 and 2016 is as follows:

	December 31, 2017	December 31, 2016
2.50-3.25% Term note - due 2020, net of debt related costs	72,765	91,124
2.50-3.25% Revolving credit facility - due 2020	141,000	209,000
Total long-term debt and revolving credit facility	$213,765	$300,124

As our credit facility described below matures in 2020, there are no future anticipated payments of debt obligations beyond June 3, 2020. As of December 31, 2017, future payments under long-term debt obligations over each of the next three years are as follows:

2016 Credit Facility
2018	18,750
2019	18,750
2020	195,687
Minimum future payments of principal	233,187
Less debt issuance costs	672
Current portion of long-term debt	18,750
Long-term debt and revolving credit facility	$213,765

F-24     VONAGE ANNUAL REPORT 2017

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

2016 Financing
On June 3, 2016, we entered into Amendment No. 1 to the Amended and Restated Credit Agreement, or the 2016 Credit Facility, consisting of a $125,000 term note and a $325,000 revolving credit facility. The co-borrowers under the 2016 Credit Facility are the Company and Vonage America Inc., the Company’s wholly owned subsidiary. Obligations under the 2016 Credit Facility are guaranteed, fully and unconditionally, by the Company’s other United States material subsidiaries and are secured by substantially all of the assets of each borrower and each guarantor. The loans under the 2016 Credit Facility mature in June 2020. Principal amounts under the 2016 Credit Facility are repayable in quarterly installments of approximately $4,688 for the term note. The unused portion of our revolving credit facility incurs a 0.45% commitment fee. Such commitment fee will be reduced to 0.40% if our consolidated leverage ratio is greater than or equal to 1.50 to 1.00 and less than 2.50 to 1.00, 0.375% if our consolidated leverage ratio is greater than or equal to 0.75 to 1.00 and less than 1.50 to 1.00, and to 0.35% if our consolidated leverage ratio is less than 0.75 to 1.00. We may prepay the 2016 Credit Facility at our option at any time without premium or penalty.
The 2016 Credit Facility includes customary representations and warranties and affirmative covenants of the borrowers. In addition, the 2016 Credit Facility contains customary negative covenants, including, among other things, restrictions on the ability of us and our subsidiaries to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, consummate acquisitions, make investments, and pay dividends and other distributions. As of December 31, 2017, we were in compliance with all covenants, including financial covenants, for the 2016 Credit Facility.
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

Use of Proceeds
We used $197,750 of the net available proceeds of the 2016 Credit Facility to retire all of the debt under the credit facility entered into in 2015. We used $179,000 from our 2016 Credit Facility in connection with the acquisition of Nexmo on June 3, 2016. Remaining proceeds from the term note and the undrawn revolving credit facility under the 2016 Credit Facility will be used for general corporate purposes. We also incurred fees of $1,316 in connection with the 2016 Credit Facility, of which $395 was allocated to the term note and $921 was allocated to the revolving credit facility. The unamortized fees of $2,740 in connection with the 2015 Credit Facility were allocated as follows: $930 to the term note and $1,810 to the revolving credit facility. These fees were amortized to interest expenses over the life of the debt using the effective interest method for the term note and straight line method for the revolving credit facility.
Repayments
In 2017, we made mandatory repayment of $18,750 under the term note. In addition, we repaid the $83,000 outstanding under the revolving credit facility.
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

F-25     VONAGE ANNUAL REPORT 2017

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

As of December 31, 2017, the fair market value of the swaps was $1,285, which is included in other assets and accumulated OCI on the face of our consolidated balance sheet. As of December 31, 2017, the critical terms of the swap agreements have not changed and therefore, there is no ineffectiveness to be recorded and all changes in the fair value of the interest rate swaps are recorded in accumulated OCI. The following table summarizes the effects of ASC 815 on the Company's accumulated OCI balance attributable to cash flow derivatives:

Year Ended December 31
2017
Accumulated OCI beginning balance	$—
Mark-to-market of cash flow hedge accounting contracts	965
Accumulated OCI ending balance, net of tax of $320	$965
Gains expected to be realized from accumulated OCI during the next 12 months	$—

NOTE 8. Fair Value of Financial Instruments
ASC 820-10 defines fair value as the amount that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820-10 describes the following three levels of inputs that may be used:

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
The following table presents the assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016
Level 1 Measurements
Money market fund (1)	$—	$300
Level 2 Measurements
Available-for-sale securities (2)	$—	$601
Interest rate swaps (3)	$1,285	$—
(1) Included in cash and cash equivalents on our consolidated balance sheet.
(2) Included in marketable securities on our consolidated balance sheet.
(3) Included in other liabilities on our consolidated balance sheet.

F-26     VONAGE ANNUAL REPORT 2017

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

Fair Value of Other Financial Instruments
The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, approximate fair value and are classified as Level 1 because of their short maturities. The carrying amounts of our capital leases approximate fair value of these obligations based upon management’s best estimates of interest rates that would be available for similar debt obligations at December 31, 2017 and 2016. We believe the fair value of our debt at December 31, 2017 and December 31, 2016 were approximately the same as their carrying amounts as market conditions, including credit spread relative to our credit rating, and illiquidity, remain relatively unchanged from the issuance date of our debt on June 3, 2016 for a similar debt instrument and are classified as Level 3 within the fair value hierarchy.
As of December 31, 2017, we did not have any other assets or liabilities that are measured and recognized at fair value on a recurring basis.

Note 9. Common Stock
As of December 31, 2017 and December 31, 2016, the Company had 596,950 shares of common stock authorized. For a detailed description of our share-based compensation programs refer to Note 10, Employee Stock Benefit Plans.
Common Stock Repurchases
On December 9, 2014, Vonage's Board of Directors authorized a program for the Company to repurchase up to $100,000 of its outstanding common stock, or the 2014 $100,000 repurchase program. Repurchases under the 2014 $100,000 repurchase program are expected to be made over a four-year period ending on December 31, 2018.
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
We repurchased the following shares of common stock with cash resources under the 2014 $100,000 repurchase program as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Shares of common stock repurchased	1,599	7,400
Value of common stock repurchased	$9,510	$32,762

As of December 31, 2017, $42,533 remained of our 2014 $100,000 repurchase program. The repurchase program expires on December 31, 2018 but may be suspended or discontinued at any time without notice.
In any period under the 2014 $100,000 repurchase program, cash used in financing activities related to common stock repurchases may differ from the comparable change in stockholders' equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash.
Net Operating Loss Rights Agreement
On June 7, 2012, we entered into a Tax Benefits Preservation Plan, or Preservation Plan, designed to preserve stockholder value and tax assets. Our ability to use our tax attributes to offset tax on U.S. taxable income would be substantially limited if there were an "ownership change" as defined under Section 382 of the U.S. Internal Revenue Code. In general, an ownership change would occur if one or more "5-percent shareholders," as defined under Section 382, collectively increase their ownership in us by more than 50 percent over a rolling three-year period.
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

F-27     VONAGE ANNUAL REPORT 2017

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
The Preservation Plan was initially set to expire no later than the close of business June 7, 2013, unless extended by our board of directors. On June 8, 2017, at the Vonage 2017 annual meeting of stockholders, stockholders ratified the continued extension of the Preservation Plan through June 30, 2019.

Note 10. Employee Stock Benefit Plans
Share-Based Compensation
Our stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. Currently, we grant options from our 2015 Equity Incentive Plan. Our 2006 Incentive Plan was terminated by our board of directors in 2015 and our 2001 Stock Incentive Plan was terminated by our board of directors in 2008. As such, share-based awards are no longer granted under either the 2006 Incentive Plan and the 2001 Stock Incentive Plan. Under the 2015 Equity Incentive Plan, share-based awards can be granted to all employees, including executive officers, outside consultants, and non-employee directors. Vesting periods for share-based awards are generally three or four years for both plans. Awards granted under each plan expire in five or ten years from the effective date of grant. As of April 2010, the Company began routinely granting awards with a ten year expiration period.
The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model. The assumptions used to value options are as follows:

	2017	2016	2015
Risk-free interest rate	1.95-2.18%	1.17-2.12%	1.38-1.80%
Expected stock price volatility	46.19-47.59%	47.52-72.50%	73.55-83.14%
Dividend yield	0.00%	0.00%	0.00%
Expected life (in years)	6.25	6.25	6.25
 We estimated the volatility of our stock using historical volatility of our common stock in accordance with guidance in FASB ASC 718, “Compensation-Stock Compensation”. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding, which we derive based on our historical settlement experience. As we historically have not paid dividends, we utilize a dividend yield of 0%.
We also issue restricted performance stock units with vesting that is contingent on both total shareholder return, or TSR, compared to members of our peer group and continued service. For the market-based restricted performance stock units issued during the year ended December 31, 2017 and 2016, the payouts at vesting which are linearly interpolated between the percentiles specified below are as follows:

Payout Schedule
Percentile Ranking			% of Target Earned
Greater than		80%			200%
50%	—	80%	100%	—	200%
30%	—	50%	50%	—	100%
Less than		30%	—%		—%
Notwithstanding the foregoing, if our TSR is negative for the performance period, then the vesting percentage shall not exceed 100%. In addition, we reduce the shares available for grant to cover the potential payout of 200%.

F-28     VONAGE ANNUAL REPORT 2017

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

To value these market-based restricted performance stock units, we used a Monte Carlo simulation model on the date of grant. Compensation expense for restricted stock units with performance and market conditions is recognized over the requisite service period using the straight-line method.
The assumptions used to value these market based restricted performance stock units are as follows:

	2017	2016	2015
Risk-free interest rate	1.54%	1.12%	0.98%
Expected stock price volatility	35.99%	42.61%	40.21%
Dividend yield	0.00%	0.00%	0.00%
Expected term (in years)	2.79	2.79	2.79
Our stock incentive plans as of December 31, 2017 are summarized as follows (in thousands):

	Shares Authorized	Shares Available for Grant	Stock Options Outstanding	Non-vested Restricted Stock and Restricted Stock Units
Options assumed from acquisition	2,227	377	594	685
2006 Incentive Plan	71,669	—	8,576	2,226
2015 Incentive Plan	21,731	11,455	1,278	9,017
Total as of December 31, 2017	95,627	11,832	10,448	11,928
2015 Equity Incentive Plan
On June 3, 2015, we adopted our 2015 Equity Incentive Plan which replaced the 2006 Incentive Plan. Shares issued under the plan may be authorized and unissued shares or may be issued shares that we have reacquired. Shares covered by awards that are forfeited, canceled or otherwise expire without having been exercised or settled, or that are settled by cash or other non-share consideration, will become available for issuance pursuant to a new award. Shares that are tendered or withheld to pay the exercise price of an award or to satisfy tax withholding obligations will not be available for issuance pursuant to new awards.  Our 2015 Equity Incentive Plan will terminate on June 3, 2025. At December 31, 2017, 11,455 shares were available for future grant under the 2015 Equity Incentive Plan.
The 2015 Equity Incentive Plan permits the grant of stock options, restricted stock, restricted stock units, stock appreciation rights, performance stock, performance units, annual awards, and other awards based on, or related to, shares of our common stock. Options awarded under our 2015 Equity Incentive Plan may be non-qualified stock options or may qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended. For purposes of complying with the requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended, the maximum number of shares of common stock that may be subject to stock options, stock appreciation rights, performance-based restricted stock awards, performance-based restricted stock units and performance-based stock awards granted to any participant other than a non-employee director during any calendar year will be limited to 10,000 shares of common stock for each such award type individually. The maximum number of shares of common stock that may be subject to stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards granted to any non-employee director during any calendar year will be limited to 10,000 shares of common stock for all such award types in the aggregate. Further, the maximum amount that may become payable to any one Participant during any one calendar year under all Cash Performance Awards intended to qualify as “performance-based compensation” under Section 162(m) of the Internal Revenue Code of 1986, as amended, is limited to $5,000.

F-29     VONAGE ANNUAL REPORT 2017

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

Stock Options
The following table summarizes the activity and changes related to stock options during the year:

	Stock Options Outstanding
	Units	Weighted Average Exercise Price Per Unit
	(in thousands)
Outstanding at December 31, 2016	17,580	$2.82
Stock options granted	1,022	6.46
Stock options exercised	(7,734)	2.81
Stock options canceled	(420)	2.75
Outstanding at December 31, 2017	10,448	$3.19
Exercisable at December 31, 2017	7,875	$2.78
The weighted average exercise price of options granted was $6.46, $5.91, and $4.41 for the years ended December 31, 2017, 2016, and 2015, respectively. The aggregate intrinsic value of exercised stock options for the years ended December 31, 2017, 2016, and 2015 was $38,958, $12,142, and $8,040, respectively.
The weighted average grant date fair market value of stock options granted was $3.04, $3.01, and $3.09 for the years ended December 31, 2017, 2016, and 2015, respectively.
Restricted Stock and Restricted Stock Units
The following table summarizes the activity and changes related to restricted stock and restricted stock units during the year:

	Restricted Stock and Restricted Stock Units Outstanding
	Units	Weighted Average Grant Date Fair Market Value Per Unit
	(in thousands)
Non-vested at December 31, 2016	15,923	5.04
Restricted stocks and restricted stock units granted	6,599	6.79
Restricted stocks and restricted stock units vested	(8,145)	5.02
Restricted stocks and restricted stock units canceled	(2,449)	5.16
Non-vested at December 31, 2017	11,928	$5.94
The weighted average grant date fair market value of restricted stock and restricted stock units granted was $6.79, $4.93, and $5.37 during the year ended December 31, 2017, 2016, and 2015, respectively. The fair value of restricted stock and restricted stock units that vested during the years ended December 31, 2017, 2016, and 2015 was $41,057, $12,248, and $8,844, respectively. The aggregate intrinsic value of restricted stock units outstanding was $121,306 as of December 31, 2017.
Supplemental Information
Total share-based compensation expense recognized for the years ended December 31, 2017, 2016, and 2015 was $37,482, $40,682, and $27,541, respectively, which were recorded to cost of services and general and administrative expense in the consolidated statement of income. As of December 31, 2017, total unamortized share-based compensation was $29,642, accounting for forfeitures when they occur, which is expected to be amortized over the remaining vesting period of each grant, up to the next 48 months. Compensation costs for all share-based awards are amortized on a straight-line basis over the requisite service period. Our current policy is to issue new shares to settle the exercise of stock options and prospectively, the vesting of restricted stock units.

F-30     VONAGE ANNUAL REPORT 2017

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

 Information regarding the options outstanding as of December 31, 2017 is summarized below:

	Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Stock Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Stock Options Vested and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)	(in years)		(in thousands)	(in thousands)	(in years)		(in thousands)
$0.33 to $1.43	2,734		1.32		2,317		1.34
$1.44 to $1.99	12		1.72		12		1.72
$2.00 to $4.00	5,779		3.25		4,773		3.18
$4.01 to $7.34	1,923		5.68		773		4.68
	10,448	4.97	3.19	$72,950	7,875	3.96	2.78	$58,181

Retirement Plan
In March 2001, we established a 401(k) Retirement Plan, or the Retirement Plan, available to employees who meet the plan’s eligibility requirements. Participants may elect to contribute a percentage of their compensation to the Retirement Plan up to a statutory limit. We may make a contribution to the Retirement Plan in the form of a matching contribution. The employer matching contribution is 50% of each employee’s contributions not to exceed $6 in 2015, 2016, and 2017. Our expense related to the Retirement Plan was $5,411, $5,015, and $3,676 in 2017, 2016, and 2015, respectively.

Note 11. Commitments and Contingencies

Capital Leases
Assets financed under capital lease agreements are included in property and equipment in the consolidated balance sheet and related depreciation and amortization expense is included in the consolidated statements of operations.
On March 24, 2005, we entered into a lease for our headquarters in Holmdel, New Jersey. The overall lease term is twelve years and five months, which ended on August 31, 2017. At the inception of the lease in 2005, we issued a letter of credit which requires $7,350 of cash as collateral, which is classified as restricted cash. A portion of the cash was released, leaving a balance of $1,563 at December 31, 2017.

In November 2015, we entered into the fourth amendment to our headquarters lease effective December 1, 2015. The amendment extends the term of the lease for a period of seventy-four months to commence September 1, 2017 and continue through October 31, 2023. Based on the terms of the lease, it was accounted for as an operating lease when it became effective on September 1, 2017.
Operating Leases
We have entered into various non-cancelable operating lease agreements for certain of our existing office and telecommunications co-location space in the United States and for international subsidiaries with original lease periods expiring through 2026. We are committed to pay a portion of the buildings’ operating expenses as determined under the agreements.

F-31     VONAGE ANNUAL REPORT 2017

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

At December 31, 2017, future payments under capital leases and minimum payments under non-cancelable operating leases are as follows over each of the next five years and thereafter:

	Capital Leases	Operating Leases	Committed Sub-lease Income	Net Operating Leases
2018	$140	$12,094	$(613)	$11,481
2019	—	11,662	(613)	$11,049
2020	—	10,576	(613)	$9,963
2021	—	7,019	(613)	$6,406
2022	—	6,648	(613)	$6,035
Thereafter	—	13,403	(409)	$12,994
Total minimum payments required	140	$61,402	$(3,474)	$57,928
Rent expense net of sub-lease income was $11,429, $7,495, and $6,378 for the years ended December 31, 2017, 2016 and 2015, respectively.
Stand-by Letters of Credit
We have stand-by letters of credit totaling $1,563 and $1,578, as of December 31, 2017 and 2016, respectively.
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
Vendor Commitments
We have several commitments primarily commitments to vendors who will provide local inbound services, provide carrier operation, provide data center with technical supports, provide networks and telephone related services, provide marketing infrastructure and services, provide customer caller ID, provide hardware and software supports, provide web hosting service, provide electricity to our office, and license patents to us. In certain cases, we may terminate these arrangements early upon payment of specified fees. These commitments total $53,650. Of this total amount, we expect to purchase $38,956 in 2018, $11,592 in 2019, $2,106 in 2020, and $498 in 2021 and 2022, respectively. These amounts do not represent our entire anticipated purchases in the future, but represent only those items for which we are contractually committed. We also purchase products and services as needed with no firm commitment. For this reason, the amounts presented do not provide a reliable indicator of our expected future cash outflows or changes in our expected cash position.
Litigation
From time to time, in addition to those identified below, we are subject to legal proceedings, claims, investigations, and proceedings in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment, and other matters. From time to time, we also receive letters or other communications from third parties inviting us to obtain patent licenses that might be relevant to our business or alleging that our services infringe upon third party patents or other intellectual property. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss or range of loss can be reasonably estimated. These provisions, if any, are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. We believe that we have valid defenses with respect to the legal matters pending against us and are vigorously defending these matters. Given the uncertainty surrounding litigation and our inability to assess the likelihood of a favorable or unfavorable outcome in the matters below and our inability to reasonably estimate the amount of loss or range of loss, it is possible that the resolution of one or more of these matters could have a material adverse effect on our consolidated financial position, cash flows or results of operations.

F-32     VONAGE ANNUAL REPORT 2017

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

IP Matters
RPost Holdings, Inc. On August 24, 2012, RPost Holdings, Inc., RPost Communications Limited, and RMail Limited, collectively, RPost, filed a lawsuit against StrongMail Systems, Inc., or StrongMail, in the United States District Court for the Eastern District of Texas alleging that StrongMail’s products and services, including its electronic mail marketing services, are covered by United States Patent Nos. 8,224,913, 8,209,389, 8,161,104, 7,966,372, and 6,182,219. On February 11, 2013, RPost filed an amended complaint, adding 27 new defendants, including Vonage America Inc. RPost’s amended complaint alleges willful infringement of the RPost patents by Vonage and each of the other new defendants because they are customers of StrongMail. StrongMail has agreed to fully defend and indemnify Vonage in this lawsuit. Vonage answered the complaint on May 7, 2013. On September 17, 2015, the Court ordered the consolidation for pre-trial purposes of this case with other cases by RPost. The lead case has been administratively closed and stayed since January 30, 2014 due to multiple pending actions by third parties regarding ownership of the patents at issue. On December 1, 2017, the parties in the consolidated actions filed a joint notice regarding status of the co-pending actions. Plaintiffs requested that the stay be lifted, while defendants maintain that the stay should remain in place.
AIP Acquisition LLC. On January 3, 2014, AIP Acquisition LLC, or AIP, filed a lawsuit against Vonage Holdings Corp., Vonage America, Inc., and Vonage Marketing LLC in the U.S. District Court for the District of Delaware alleging that Vonage’s products and services are covered by United States Patent No. 7,269,247. Vonage filed an answer and counterclaims on February 25, 2014. AIP filed an amended complaint on March 18, 2014, which Vonage answered on April 4, 2014. On April 8, 2014, the Court stayed the case pending final resolution of non-party Level 3’s inter partes review request of United States Patent No. 7,724,879, which is a continuation of the ‘247 patent. On October 8, 2014, the Patent Office issued a Final Written Decision, finding all challenged claims of the ‘879 patent to be invalid. On November 10, 2015, the Federal Circuit rejected AIP’s appeal and affirmed the Patent Office’s rejection of the ‘879 patent.

Cisco petitioned for inter partes review of the ‘247 patent on November 25, 2014, which was granted on May 20, 2015. On May 18, 2016, the Patent Office issued a Final Written Decision, finding all challenged claims of the ‘247 patent to be invalid. On November 30, 2017, the Federal Circuit rejected another AIP appeal and affirmed the Patent Office's rejection of the '247 patent. On February 22, 2018, AIP’s case was dismissed with prejudice by joint stipulation, with no payment to AIP.
Commercial Litigation
Merkin & Smith, et al.  On September 27, 2013, Arthur Merkin and James Smith filed a putative class action lawsuit against Vonage America, Inc. in the Superior Court of the State of California, County of Los Angeles, alleging that Vonage violated California’s Unfair Competition Law by charging its customers fictitious 911 taxes and fees. On October 30, 2013, Vonage filed a notice removing the case to the United States District Court for the Central District of California. On November 26, 2013, Vonage filed its Answer to the Complaint. On December 4, 2013, Vonage filed a Motion to Compel Arbitration, which the Court denied on February 4, 2014. On March 5, 2014, Vonage appealed that decision to the United States Court of Appeals for the Ninth Circuit. On March 26, 2014, the district court proceedings were stayed pending the appeal. On February 29, 2016, the Ninth Circuit reversed the district court’s ruling and remanded with instructions to grant the motion to compel arbitration. On March 22, 2016, Merkin and Smith filed a petition for rehearing. On May 4, 2016, the Ninth Circuit withdrew its February 29, 2016 decision and issued a new order reversing the district court’s order and remanded with instructions to compel arbitration. The Ninth Circuit also declared as moot the petition for rehearing. On June 27, 2016, the lower court stayed the case pending arbitration. A joint status report was filed with the District Court on December 23, 2016. A second joint status report was filed with the District Court on March 23, 2017. A third joint status report was filed with the District Court on June 27, 2017. A fourth joint status report was filed with the District Court on September 26, 2017. A fifth joint status report was filed with the District Court on December 26, 2017.
DSA Promotions, LLC v. Vonage America, Inc. On September 28, 2017, DSA Promotions, LLC, or DSA, filed suit in the District Court of Dallas County, Texas, seeking payment of approximately $162 for goods and materials provided by DSA to Vonage. Vonage was served with the Original Petition and Request for Disclosure on October 13, 2017. DSA makes its claim based upon the doctrine of suit on a sworn account, quantum meruit and unjust enrichment. Vonage removed the matter from Dallas County District Court to the United States Federal Court for the Northern District of Texas, Dallas Division, on November 6, 2017. On November 20, 2017, Vonage filed a motion to transfer venue to New Jersey. On December 4, 2017, DSA filed its response and brief in opposition to the motion to transfer venue.

F-33     VONAGE ANNUAL REPORT 2017

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

Regulation
Telephony services are subject to a broad spectrum of state and federal regulations. Because of the uncertainty over whether Voice over Internet Protocol should be treated as a telecommunications or information service, we have been involved in a substantial amount of state and federal regulatory activity. Implementation and interpretation of the existing laws and regulations is ongoing and is subject to litigation by various federal and state agencies and courts. Due to the uncertainty over the regulatory classification of VoIP service, there can be no assurance that we will not be subject to new regulations or existing regulations under new interpretations, and that such change would not introduce material additional costs to our business.
Federal - Net Neutrality
Clear and enforceable net neutrality rules make it more difficult for broadband Internet service providers to block or discriminate against Vonage service. In addition, explicitly applying net neutrality rules to wireless broadband Internet service providers could create greater opportunities for VoIP applications that run on wireless broadband Internet service. In December 2010, the Federal Communications Commission, or FCC, adopted net neutrality rules that applied strong net neutrality rules to wired broadband Internet service providers and limited rules to wireless broadband Internet service providers. On January 14, 2014, the D.C. Circuit Court of Appeals vacated a significant portion of the 2010 rules. On May 15, 2014, the FCC issued a Notice of Proposed Rulemaking, or NPRM, proposing new net neutrality rules. After public response to the NPRM, the FCC adopted new neutrality rules on February 26, 2015. These rules prohibit broadband Internet service providers from: (1) blocking or throttling lawful content applications, or services; (2) imposing paid prioritization arrangements; and (3) unreasonably interfering or unreasonably disadvantaging consumers or edge providers. In addition, broadband Internet service providers are required to make certain disclosures regarding their network management practices, network performance, and commercial terms. These net neutrality rules apply the same requirements to wired and wireless broadband Internet service providers. In December 2017, the FCC issued a decision reversing its prior position on net neutrality. The decision allows for paid prioritization. Numerous public interest groups and some companies are currently or expected to challenge the order in court. It is also anticipated that Congress may introduce legislation to overrule the FCC's decision and reinstate net neutrality.
Federal - Rural Call Completion Issues
On February 7, 2013, the FCC released a NPRM on rural call completion issues. The NPRM proposed new detailed reporting requirements to gauge rural call completion performance. Rural carriers have argued that VoIP provider call completion performance to rural areas is generally poor. On October 28, 2013, the FCC adopted an order on rural call completion imposing new reporting obligations and restricting certain call signaling practices. The call signaling rules went into effect on January 31, 2014.  We filed for extensions of the rules, which the FCC granted, and as of April 17, 2014, we were compliant with the FCC call signaling rules.  The effective date for the reporting requirements was April 1, 2015. We could be subject to an FCC enforcement action in the future in the event the FCC took the position that our rural call completion performance is inadequate or we were not compliant with the FCC’s order. On June 22, 2017, the FCC issued a Second Further Notice of Proposed Rulemaking. The FCC has proposed changes to the FCC's rules that allegedly would more effectively address rural call completion problems while reducing burdens on covered providers. Vonage reviewed and evaluated the FCC's proposed changes and provided input to The Voice on the Net, or VON, Coalition, an organization that works to advance regulatory policies for IP-enabled communications.
Federal - NPRM - Number Slamming
On July 13, 2017, the FCC adopted a NPRM regarding ways to protect consumers from number slamming and cramming without impeding competition or impairing the ability of consumers to switch providers. Vonage is monitoring this NPRM.
Federal - NPRM Toll Free Assignment Modernization
On September 26, 2017 the FCC issued a NPRM regarding the modernization of toll free number assignment. The FCC proposes amending its rules to allow for the use of an auction to assign certain toll free numbers - such as vanity and repeater numbers - in order to better promote the equitable and efficient use of numbers, especially as afforded by the opening of the 833 toll free code. Vonage will continue to monitor activity with respect to this NPRM.
Federal - NOI - Enterprise Communications Systems Access to 911
On September 26, 2017, the FCC adopted a Notice of Inquiry, or NOI, with respect to 911 access, routing and location in Enterprise Communication Systems. Vonage continues to monitor activity related to this NOI.

F-34     VONAGE ANNUAL REPORT 2017

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
Federal - Number Portability NPRM and NOI
At its open meeting scheduled for October 24, 2017, the FCC released a NPRM that would allow carriers flexibility in conducting number portability database queries to promote nationwide number portability and eliminate the dialing party requirement as it applies to interexchange service. The NOI seeks comments on industry number portability models and how number administration might be improved for more efficient technical, operational, administrative and legal processes. Vonage is working with the VON Coalition and is monitoring this NPRM and NOI.
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
On August 14, 2017, the Arizona Corporation Commission issued an opinion and order with respect to amendments to the Arizona Universal Services Fund. The rulemaking allows for, among other things, the collection of additional USF surcharges in Arizona to fund the E-rate Broadband Special Construction Project Matching Fund Program. The Commission held hearings on September 12 and 13, 2017. Vonage will continue to monitor this rulemaking to determine its effect upon its business activities within Arizona.
We expect that state public utility commissions and state legislators will continue their attempts to apply state telecommunications regulations to nomadic VoIP service.

F-35     VONAGE ANNUAL REPORT 2017

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

State and Municipal Taxes
In accordance with generally accepted accounting principles, we make a provision for a liability for taxes when it is both probable that a liability has been incurred and the amount of the liability or range of liability can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. For a period of time, we did not collect or remit state or municipal taxes (such as sales, excise, utility, use, and ad valorem taxes), fees or surcharges, or Taxes, on the charges to our customers for our services, except that we historically complied with the New Jersey sales tax. We have received inquiries or demands from a number of state and municipal taxing and 911 agencies seeking payment of Taxes that are applied to or collected from customers of providers of traditional public switched telephone network services. Although we have consistently maintained that these Taxes do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations, we are now collecting and remitting sales taxes in certain of those states including a number of states that have changed their statutes to expressly include VoIP. In addition, many states address how VoIP providers should contribute to support public safety agencies, and in those states we remit fees to the appropriate state agencies. We could also be contacted by state or municipal taxing and 911 agencies regarding Taxes that do explicitly apply to VoIP and these agencies could seek retroactive payment of Taxes. As such, we have a reserve of $1,147 as of December 31, 2017 as our best estimate of the potential tax exposure for any retroactive assessment.

Note 12. Acquisitions and Dispositions

Sale of Hosted Infrastructure Product Line

On May 31, 2017, we completed the sale of our Hosted Infrastructure product line for up to $4.0 million consideration comprised of $1.0 million received upon closing an additional $0.5 million of contingent consideration received during the third quarter and the potential for up to $2.5 million further consideration based on the achievement of financial objectives for net sales during the 18 months following closing. The results of our Hosted Infrastructure product line have been included within the Business segment. As a result of the sale, we recorded a gain of $1,879 within other income for the year ended December 31, 2017. This disposal did not represent a strategic shift in operations and, therefore, did not qualify for presentation as discontinued operations.

Acquisition of Nexmo
Nexmo Inc. is a global leader in the Communications-Platform-as-a-Service, or CPaaS, segment of the cloud communications market. Nexmo provides innovative communication APIs for text messaging and voice communications, allowing developers and enterprises to embed contextual communications into mobile apps, websites and business workflows via text, social media, chat apps and voice.
Pursuant to the Agreement and Plan of Merger dated May 5, 2016 and further amended on June 2, 2016, by and among the Company, Neptune Acquisition Corp., a Delaware corporation and newly formed indirect, wholly owned subsidiary of Vonage, or Merger Sub, Nexmo, a Delaware corporation, and Shareholder Representative Services LLC, a Colorado limited liability company, as representative of the security holders of Nexmo, on June 3, 2016, Merger Sub, on the terms and subject to the conditions thereof, merged with and into Nexmo, and Nexmo became a wholly owned indirect subsidiary of Vonage.
Under the agreement, Nexmo shareholders received consideration of $231,122, with an additional earn-out opportunity, or the "Variable Payout Amount, of up to $20,000 contingent upon Nexmo achieving certain performance targets. Of the consideration, $194,684 (net of cash acquired of $16,094) was paid at close, consisting of $163,093 of cash, net of $16,094 of cash acquired, and 6,823 in shares of Vonage common stock valued at $31,591.  The remaining $36,438 of the $231,122 purchase price was in the form of restricted cash, restricted stock and options held by Nexmo management and employees, or the Employee Payout Amount, subject to vesting requirements over time and to be amortized to compensation expense quarterly until vested. The purchase price was subject to adjustments pursuant to the merger agreement for closing cash and working capital of Nexmo, reductions for indebtedness and transaction expenses of Nexmo that remained unpaid as of closing, and escrow fund deposits. The aggregate consideration was allocated among Nexmo equity holders.

F-36     VONAGE ANNUAL REPORT 2017

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

In addition, Nexmo shareholders were eligible to earn a Variable Payout Amount of up to $20,000, subject to the achievement of certain performance targets during the 12 month period following the closing of the transaction.  We estimated using probability weighting that the value of the contingent consideration is $17,840 at the acquisition date and included that amount in acquisition cost at the net present value amount of $16,472. As of December 31, 2016, the Company agreed to a $5,000 settlement in lieu of contingent consideration that could be potentially earned under the purchase agreement for which the parties were paid in the first quarter of 2017.
In addition, Nexmo management and employees were eligible to earn an Employee Payout Amount of $36,438 attributable to restricted cash, restricted stock and assumed options, of which $4,779 is included in acquisition cost as service had been provided pre-acquisition and $31,659 was recorded as post-acquisition expense assuming all amounts vest, of which $31,087 was recorded as compensation expense and $572 was recorded as interest expense as continued employment is a condition of receiving consideration.
During the years ended December 31, 2017 and 2016, we incurred approximately $0 and $5,500, respectively in acquisition related transaction costs, which were recorded in general and administrative expense in the accompanying consolidated statements of income.
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
The acquisition price was allocated to the tangible and identified intangible assets acquired and liabilities assumed as of the closing date. The fair values assigned to identifiable intangible assets assumed were based on management’s current estimates and assumptions. The accounting for the Nexmo acquisition was completed during the three months ended June 30, 2017, at which point the fair values became final. The table below summarizes the provisional amounts recognized for assets acquired and liabilities assumed as of December 31, 2016 as well as adjustments made through the year ended December 31, 2017, when the allocation became final. Measurement period adjustments primarily reflect the tax impact of the acquisition date fair values.

F-37     VONAGE ANNUAL REPORT 2017

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
$101,770
Acquisition of iCore
On August 31, 2015 the Company, completed the acquisition of iCore Networks, Inc., or iCore, a provider of cloud-based unified communications and collaboration services, delivering voice, video and mobile communications solutions to business customers to complement the Company's rapidly growing UCaaS business further strengthening the Company's national footprint. The Company acquired iCore for $92,689 in cash consideration, which was subject to adjustments for closing cash and working capital of iCore, reductions for indebtedness and transaction expenses of iCore that remained unpaid as of closing, and escrow fund deposits.
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

F-38     VONAGE ANNUAL REPORT 2017

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

The table below summarizes the iCore assets acquired and liabilities assumed as of August 31, 2015:

Acquisition Date Fair Value
Assets
Current assets:
Cash and cash equivalents	$1,014
Current assets	2,700
Total current assets	3,714
Property and equipment	4,437
Intangible assets	38,064
Other assets	659
Total assets acquired	46,874
Liabilities
Current liabilities:
Accounts payable	3,344
Accrued expenses	3,979
Deferred revenue, current portion	576
Current maturities of capital lease obligations	557
Total current liabilities	8,456
Capital lease obligations, net of current maturities	552
Deferred tax liabilities, net, non-current	8,487
Total liabilities assumed	17,495
Net identifiable assets acquired	29,379
Goodwill	63,310
Total purchase price	$92,689
Acquisition of Simple Signal
Pursuant to the Agreement and Plan of Merger dated March 15, 2015, by and among Vonage Holdings Corp., a Delaware corporation, Stratus Acquisition Corp., a California corporation and an indirect wholly owned subsidiary of Parent, or Merger Sub, Simple Signal Inc., a California corporation, or Simple Signal, and Simplerep, LLC, a Colorado limited liability company, as representative of the security holders of Simple Signal, on April 1, 2015, Merger Sub merged with and into Simple Signal, and Simple Signal became a wholly owned indirect subsidiary of Vonage.
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

F-39     VONAGE ANNUAL REPORT 2017

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

The table below summarizes the Simple Signal assets acquired and liabilities assumed as of April 1, 2015:

Acquisition Date Fair Value
Assets
Current assets:
Cash and cash equivalents	$53
Current assets	1,042
Total current assets	1,095
Property and equipment	979
Software	401
Intangible assets	6,407
Deferred tax assets, net, non-current	741
Total assets acquired	9,623

Liabilities
Current liabilities:
Accounts payable	785
Accrued expenses	593
Deferred revenue, current portion	370
Total current liabilities	1,748
Total liabilities assumed	1,748
Net identifiable assets acquired	7,875
Goodwill	17,703
Total purchase price	$25,578
Pro forma financial information (unaudited)
The following unaudited supplemental pro forma information presents the combined historical results of operations of Vonage and Nexmo for the years ended December 31, 2016 and 2015, as if the acquisition had been completed at January 1, 2015.

	For the years ended
	December 31, 2016	December 31, 2015
Revenue	$989,846	$958,416
Net income attributable to Vonage	8,403	5,679
Net income attributable to Vonage per share - basic	0.04	0.03
Net income attributable to Vonage per share - diluted	0.04	0.02
The pro forma financial information includes certain adjustments to reflect expenses in the appropriate pro forma periods as though the companies were combined as of the beginning of 2015 and includes the pro-forma impact of amortization of identifiable intangibles assets and interest expense on borrowings under our revolving line of credit utilized to, in part, finance the acquisition. The pro forma data was also adjusted to eliminate non-recurring transaction costs incurred by us as well as the related tax impact. The pro forma results are not necessarily indicative of the results that we would have achieved had the transaction actually occurred on January 1, 2015 and does not purport to be indicative of future financial operating results nor does it reflect any operating efficiencies and cost savings that may be realized from the integration of the acquisition.

F-40     VONAGE ANNUAL REPORT 2017

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

Note 13.    Property and Equipment

	December 31, 2017	December 31, 2016
Network equipment and computer hardware	$79,990	$93,437
Building (under capital lease through August 31, 2017)	—	25,709
Leasehold improvements	36,987	44,293
Customer premise equipment	12,884	9,700
Furniture	4,668	4,239
Vehicles	17	203
	134,546	177,581
Less accumulated depreciation	(87,792)	(129,166)
Property, plant and equipment	46,754	48,415

Note 14.    Accrued Liabilities

	December 31, 2017	December 31, 2016
Compensation and benefits, related taxes and temporary labor	$30,059	$35,525
Marketing	10,759	12,754
Taxes and fees	13,353	19,234
Acquisition related consideration accounted for as compensation	2,534	6,608
Telecommunications	16,068	14,896
Settlement	—	5,000
Other accruals	6,782	10,256
Customer credits	2,310	2,074
Professional fees	1,618	1,680
Inventory	1,927	1,168
	$85,410	$109,195

Note 15. Discontinued Operations
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
The results of operations of this discontinued operation are as follows:

For the year ended December 31,
2015
Revenues	$33
Operating expenses	1,648
Loss from discontinued operations	(1,615)
Loss on disposal, net of taxes	(824)
Net loss from discontinued operations	(2,439)
Plus: Net loss from discontinued operations attributable to noncontrolling interest	59
Net loss from discontinued operations attributable to Vonage	$(2,380)

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

Note 16. Industry Segment and Geographic Information
ASC 280, Segment Reporting, establishes reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers.  Under ASC 280, the method for determining what information to report is based upon the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. Our chief operating decision-makers review revenue and gross margin information for each of our reportable segments, but do not review operating expenses on a segment by segment basis. In addition, with the exception of goodwill and intangible assets, we do not identify or allocate our assets by the reportable segments.
Historically, we have had two operating segments that we have aggregated for reporting purposes. In 2016, as a result of the acquisition of Nexmo, we no longer meet the aggregation criteria for operating segments and now have the following two reportable segments:
Business
For our Business customers, we provide innovative, cloud-based Unified Communications as a Service, or UCaaS, solutions, comprised of integrated voice, text, video, data, collaboration, and mobile applications over our flexible, scalable SIP based Voice over Internet Protocol, or VoIP, network. Through Nexmo, the Vonage API Platform, we also offer Communications Platform as a Service, or CPaaS, solutions designed to enhance the way businesses communicate with their customers embedding communications into apps, websites and business processes. Together we have a robust set of product families tailored to serve the full range of the business value chain, from the small and medium business, or SMB, market, through mid-market and enterprise markets. We provide customers with multiple deployment options, designed to provide the reliability and quality of service they demand. We provide customers the ability to integrate our cloud communications platform with many cloud-based productivity and CRM solutions, including Google’s G Suite, Zendesk, Salesforce’s Sales Cloud, Oracle, Clio, and other CRM solutions. In combination, our products and services permit our business customers to communicate with their customers and employees through any cloud-connected device, in any place, at any time without the often costly investment required with on-site equipment.
Consumer
For our Consumer customers, we enable users to access and utilize our UCaaS services and features, via a single “identity,” either a number or user name, regardless of how they are connected to the Internet, including over 3G/4G, LTE, Cable, or DSL broadband networks. This technology enables us to offer our Consumer customers attractively priced voice and messaging services and other features around the world on a variety of devices.
For our segments we categorize revenues as follows:

Services revenues. Services revenues consists primarily of revenue attributable to our communication services for Consumer and UCaaS and CPaaS services for Business,

Product revenues. Product revenues includes equipment sold to customers, shipping and handling, professional services, and broadband access.

USF revenues. USF revenues represent fees passed on to customers to offset required contributions to the USF.

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

USF cost of revenues. USF cost of revenues represent contributions to the USF and related fees.

F-42     VONAGE ANNUAL REPORT 2017

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

Information about our segment results for the years ended December 31, 2017, 2016, and 2015 were as follows:

Year ended December 31, 2017
	Business	Consumer	Total
Revenues
Service revenues	$419,591	$454,340	$873,931
Product revenues (1)	52,498	525	53,023
Service and product revenues	472,089	454,865	926,954
USF revenues	26,833	48,499	75,332
Total revenues	498,922	503,364	1,002,286

Cost of revenues
Service cost of revenues (2)	190,934	80,454	271,388
Product cost of revenues (1)	51,026	7,208	58,234
Service and product cost of revenues	241,960	87,662	329,622
USF cost of revenues	26,833	48,499	75,332
Total cost of revenues	268,793	136,161	404,954

Segment gross margin
Service margin	228,657	373,886	602,543
Product margin	1,472	(6,683)	(5,211)
Gross margin ex-USF (Service and product margin)	230,129	367,203	597,332
USF margin	—	—	—
Total segment gross margin	$230,129	$367,203	$597,332

Segment gross margin %
Service margin %	54.5%	82.3%	68.9%
Gross margin ex-USF (Service and product margin %)	48.7%	80.7%	64.4%
Segment gross margin %	46.1%	72.9%	59.6%

(1) Includes customer premise equipment, access, professional services, and shipping and handling.
(2) Excludes depreciation and amortization of $20,100, $7,208, and $27,308, respectively.

F-43     VONAGE ANNUAL REPORT 2017

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

Year ended December 31, 2016
	Business	Consumer	Total
Revenues
Service revenues	$301,877	$522,515	$824,392
Product revenues (1)	52,450	702	53,152
Service and product revenues	354,327	523,217	877,544
USF revenues	22,025	56,052	78,077
Total revenues	376,352	579,269	955,621

Cost of revenues
Service cost of revenues (2)	111,485	100,054	211,539
Product cost of revenues (1)	51,129	14,394	65,523
Service and product cost of revenues	162,614	114,448	277,062
USF cost of revenues	22,036	56,052	78,088
Total cost of revenues	184,650	170,500	355,150

Segment gross margin
Service margin	190,392	422,461	612,853
Product margin	1,321	(13,692)	(12,371)
Gross margin ex-USF (Service and product margin)	191,713	408,769	600,482
USF gross margin	(11)	—	(11)
Total segment gross margin	$191,702	$408,769	$600,471

Segment gross margin %
Service margin %	63.1%	80.9%	74.3%
Gross margin ex-USF (Service and product margin %)	54.1%	78.1%	68.4%
Segment gross margin %	50.9%	70.6%	62.8%

(1) Includes customer premise equipment, access, professional services, and shipping and handling.
(2) Excludes depreciation and amortization of $18,820, $9,669, and $28,489, respectively.

F-44     VONAGE ANNUAL REPORT 2017

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

Year ended December 31, 2015
	Business	Consumer	Total
Revenues
Service revenues	$170,489	$612,822	$783,311
Product revenues (1)	35,545	645	36,190
Service and product revenues	206,034	613,467	819,501
USF revenues	12,993	62,578	75,571
Total revenues	219,027	676,045	895,072

Cost of revenues
Service cost of revenues (2)	44,997	123,580	168,577
Product cost of revenues (1)	31,185	20,616	51,801
Service and product cost of revenues	76,182	144,196	220,378
USF cost of revenues	13,022	62,578	75,600
Total cost of revenues	89,204	206,774	295,978

Segment gross margin
Service margin	125,492	489,242	614,734
Product margin	4,360	(19,971)	(15,611)
Gross margin ex-USF (Service and product margin)	129,852	469,271	599,123
USF margin	(29)	—	(29)
Total segment gross margin	$129,823	$469,271	$599,094

Segment gross margin %
Service margin %	73.6%	79.8%	78.5%
Gross margin ex-USF (Service and product margin %)	63.0%	76.5%	73.1%
Segment gross margin %	59.3%	69.4%	66.9%

(1) Includes customer premise equipment, access, professional services, and shipping and handling.
(2) Excludes depreciation and amortization of $15,819, $9,049, and $24,868, respectively.

F-45     VONAGE ANNUAL REPORT 2017

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

A reconciliation of the total of the reportable segments' gross margin to consolidated income before provision for income taxes is as follows:

	Years Ended December 31,
	2017	2016	2015
Total reportable gross margin	$597,332	$600,471	$599,094
Sales and marketing	313,251	330,969	347,896
Engineering and development	29,630	29,759	27,220
General and administrative	122,537	123,304	109,153
Depreciation and amortization	72,523	72,285	61,833
Income from operations	59,391	44,154	52,992

Interest income	17	79	89
Interest expense	(14,868)	(13,042)	(8,786)
Other income (expense), net	1,253	(346)	(842)
Income before income taxes	$45,793	$30,845	$43,453
Information about our operations by geographic location is as follows:

	For the years ended December 31,
	2017	2016	2015
Revenues:
United States	$851,413	$872,147	$854,706
Canada	30,252	27,417	25,935
United Kingdom	28,309	17,365	14,431
Other Countries (1)	92,312	38,692	—
	$1,002,286	$955,621	$895,072
(1) No individual other international country represented greater than 9% of total revenue during the periods presented.

	December 31, 2017	December 31, 2016
Long-lived assets:
United States	$615,432	$629,269
United Kingdom	365	450
Israel	243	286
	$616,040	$630,005

F-46     VONAGE ANNUAL REPORT 2017

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

Note 17. Cash Flow Information

Detail of supplemental disclosures for cash flow and non-cash investing and financing information was

	For the years ended December 31,
(In thousands)	2017	2016	2015
Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$13,323	$11,621	$7,834
Income taxes	6,760	5,335	2,516
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$2,345	$3,610	$8,741
Issuance of common stock in connection with acquisition of business	—	31,591	5,578
Purchase of intangible assets	—	—	5,000
Contingent consideration in connection with acquisition of business	—	16,472	—
Assumption of options in connection with acquisition of business	—	4,779	—

Note 18. Quarterly Financial Information (Unaudited)
Refer to Note 3, Correction of Prior Period Financial Statements for correction to the quarter ended December 31, 2016 and Note 12, Acquisition of Business for a description of the effect of unusual or infrequently occurring events during the quarterly periods. Summarized unaudited quarterly financial data is as follows:

	March 31,	June 30,	September 30,	December 31,
Year Ended 2017
Revenue	243,347	251,836	253,083	254,020
Income from operations	5,124	6,659	24,623	22,985
Net income attributable to Vonage	5,913	4,825	10,602	(55,273)
Net income attributable to Vonage per common share:
Basic net income per share
Basic net income per share attributable to Vonage	0.03	0.02	0.05	(0.24)
Diluted net income per share
Diluted net income per share attributable to Vonage	0.02	0.02	0.04	(0.24)

Year Ended 2016 (1)
Revenue	226,824	233,675	248,359	246,763
Income from operations	18,524	5,387	15,029	5,214
Net income attributable to Vonage	7,931	218	7,040	(2,038)
Net income attributable to Vonage per common share:
Basic net income per share
Basic net income per share attributable to Vonage	0.04	—	0.03	(0.01)
Diluted net income per share
Diluted net income per share attributable to Vonage	0.04	—	0.03	(0.01)

(1) see Note 3. Correction of Prior Period Financial Statements

F-47     VONAGE ANNUAL REPORT 2017