Form 10-Q
period 2018-03-31
VONAGE HOLDINGS CORP
filed 2018-05-08
CIK 1272830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	April 30, 2018
Common Stock, par value $0.001	237,489,060	shares

VONAGE HOLDINGS CORP.

Financial Information Presentation
For the financial information discussed in this Quarterly Report on Form 10-Q, other than per share, per line, and per seat amounts, dollar amounts are presented in thousands, except where noted.

PART 1 - FINANCIAL INFORMATION
ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES
VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$23,536	$31,360
Accounts receivable, net of allowance of $2,106 and $2,258, respectively	43,927	44,159
Inventory, net of allowance of $158 and $108, respectively	2,934	2,971
Deferred customer acquisition costs, current	8,637	—
Prepaid expenses	27,970	23,763
Other current assets	6,036	7,522
Total current assets	113,040	109,775
Property and equipment, net of accumulated depreciation of $88,754 and $87,792, respectively	44,296	46,754
Goodwill	377,735	373,764
Software, net of accumulated amortization of $96,748 and $93,858, respectively	22,511	22,252
Deferred customer acquisition costs	29,501	—
Restricted cash	1,835	1,967
Intangible assets, net of accumulated amortization of $134,246 and $124,573, respectively	166,506	173,270
Deferred tax assets	111,653	110,892
Other assets	20,647	20,007
Total assets	$887,724	$858,681
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$31,543	$29,766
Accrued expenses	74,123	85,706
Deferred revenue, current portion	28,874	30,255
Current portion of notes payable	18,750	18,750
Total current liabilities	153,290	164,477
Indebtedness under revolving credit facility	146,000	141,000
Notes payable, net of debt related costs and current portion	68,165	72,765
Other liabilities	8,071	7,541
Total liabilities	375,526	385,783

Commitments and Contingencies (Note 7)

Stockholders’ Equity
Common stock, par value $0.001 per share; 596,950 shares authorized at March 31, 2018 and December 31, 2017; 306,541 and 298,174 shares issued at March 31, 2018 and December 31, 2017, respectively; 236,889 and 230,939 shares outstanding at March 31, 2018 and December 31, 2017, respectively	306	298
Additional paid-in capital	1,384,718	1,375,391
Accumulated deficit	(623,189)	(672,561)
Treasury stock, at cost, 69,652 shares at March 31, 2018 and 67,235 shares at December 31, 2017	(270,759)	(244,239)
Accumulated other comprehensive income	21,122	14,009
Total stockholders’ equity	512,198	472,898
Total liabilities and stockholders’ equity	$887,724	$858,681

See accompanying notes to condensed consolidated financial statements.

VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017

Total revenues	$253,573	$243,347

Operating Expenses:
Cost of revenues (exclusive of depreciation and amortization)	103,567	94,889
Sales and marketing	77,136	81,931
Engineering and development	10,820	8,370
General and administrative	27,582	35,086
Depreciation and amortization	16,800	17,947
Total operating expenses	235,905	238,223
Income from operations	17,668	5,124
Other Income (Expense):
Interest expense	(3,161)	(3,703)
Other income (expense), net	(253)	(215)
Total other income (expense), net	(3,414)	(3,918)
Income before income taxes	14,254	1,206
Income tax benefit	10,270	4,707
Net income	$24,524	$5,913

Earnings per common share:
Basic	$0.11	$0.03
Diluted	$0.10	$0.02
Weighted-average common shares outstanding:
Basic	233,034	220,371
Diluted	248,481	239,486

See accompanying notes to condensed consolidated financial statements.

VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017

Net income	$24,524	$5,913
Other comprehensive income:
Foreign currency translation adjustment, net of tax expense of $2 and $429, respectively	6,333	3,047
Unrealized gain on available-for-sale securities, net of tax expense of $0 and $0, respectively	—	21
Unrealized gain on derivatives, net of tax expense of $302 and $0, respectively	780	—
Total other comprehensive income	7,113	3,068
Comprehensive income	$31,637	$8,981

See accompanying notes to condensed consolidated financial statements.

VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net income	$24,524	$5,913
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,419	8,569
Amortization of intangibles	9,207	9,378
Deferred income taxes	(10,655)	(5,803)
Amortization of deferred customer acquisition costs	2,159	—
Allowance for doubtful accounts	586	343
Allowance for obsolete inventory	214	138
Amortization of debt issuance costs	258	276
Loss on disposal of fixed assets	174	240
Share-based expense	7,164	11,106
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	271	4,425
Inventory	(179)	340
Prepaid expenses and other current assets	(2,627)	(716)
Deferred customer acquisition costs	(5,813)	—
Accounts payable	1,622	8,189
Accrued expenses	(10,190)	(24,219)
Deferred revenue	(1,434)	(1,374)
Other assets and liabilities	768	456
Net cash provided by operating activities	23,468	17,261
Cash flows from investing activities:
Capital expenditures	(3,250)	(3,701)
Maturities and sales of marketable securities	—	322
Acquisition and development of software assets	(3,147)	(3,380)
Net cash used in investing activities	(6,397)	(6,759)
Cash flows from financing activities:
Principal payments on capital lease obligations and other financing obligations	(59)	(3,663)
Principal payments on notes and revolving credit facility	(9,687)	(4,688)
Proceeds received from draw down of revolving credit facility and issuance of notes payable	10,000	15,000
Common stock repurchases	—	(9,542)
Employee taxes paid on withholding shares	(27,487)	(14,095)
Proceeds from exercise of stock options	2,171	3,448
Net cash used in financing activities	(25,062)	(13,540)
Effect of exchange rate changes on cash	35	128
Net decrease in cash, cash equivalents, and restricted cash	(7,956)	(2,910)
Cash, cash equivalents, and restricted cash, beginning of period	33,327	30,929
Cash, cash equivalents, and restricted cash, end of period	$25,371	$28,019
Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$2,781	$3,210
Income taxes	$2,333	$740
Non-cash investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$1,315	$3,722

See accompanying notes to condensed consolidated financial statements.

VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2017	230,939	$298	$1,375,391	$(672,561)	$(244,239)	$14,009	$472,898
Cumulative effect adjustment upon the adoption of Topic 606				24,848			24,848
Stock option exercises	8,366	8	2,163				2,171
Share-based expense			7,164				7,164
Employee taxes paid on withholding shares	(2,416)				(26,520)		(26,520)
Foreign currency translation adjustment						6,333	6,333
Unrealized gain on derivatives						780	780
Net income				24,524			24,524
Balance at March 31, 2018	236,889	$306	$1,384,718	$(623,189)	$(270,759)	$21,122	$512,198

See accompanying notes to condensed consolidated financial statements.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 1.    Nature of Business
Nature of Operations
Vonage Holdings Corp. (“Vonage”, “Company”, “we”, “our”, “us”) is incorporated as a Delaware corporation. At Vonage, we are redefining business communications. We are embracing technology to transform how businesses communicate to create better business outcomes. Our cloud communications platform enables businesses of all sizes to collaborate more productively and engage their customers more efficiently across any device. All of our cloud communications solutions are designed to allow businesses to be more productive by integrating communications with all their existing business productivity tools and our programmable solutions allow customers to engage with their customers via embedded voice, chat, or messaging to create seamless and contextual communications that makes doing business easier for end customers.
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
We provide a robust suite of feature-rich residential communication solutions that allow consumers to connect their home phones and mobile phones on one number and we offer attractive international long distance rates that help create a loyal base of satisfied customers.
Customers in the United States represented 82% and 88% of our consolidated revenues for the three months ended March 31, 2018 and 2017, respectively, with the balance in Canada, the United Kingdom, and other countries. Nexmo Inc. ("Nexmo") has operations in the United States, the United Kingdom, Hong Kong, and Singapore, and provides CPaaS solutions to our customers located in many countries around the world.
Unaudited Interim Financial Information
The accompanying unaudited interim condensed consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the SEC's regulations for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and comprehensive income, cash flows, and statement of stockholders’ equity for the periods presented. The results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year.
These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on February 27, 2018.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 2.    Summary of Significant Accounting Policies
This footnote should be read in conjunction with the complete description of our significant accounting policies under Note 2, Summary of Significant Accounting Policies to our Annual Report on Form 10-K for the year ended December 31, 2017.
Cost of Revenues
Cost of revenues excludes depreciation and amortization expense of $6,434 and $6,782 for the three months ended March 31, 2018 and 2017, respectively. In addition, costs of goods sold included in cost of revenues during three months ended March 31, 2018 and 2017 were $6,297 and $7,293, respectively.
Advertising Costs
We incurred advertising costs included in sales and marketing of $14,521 and $17,343 for the three months ended March 31, 2018 and 2017, respectively.
Engineering and Development Expenses
Engineering and development expenses predominantly include personnel and related costs for developers responsible for research and development of new products.
Fair Value of Financial Instruments
The Company records certain of its financial assets at fair value on a recurring basis. The Company's financial instruments, which include cash and cash equivalents, accounts receivable and accounts payable, approximate fair value because of their short-term maturities. The carrying amounts of our capital leases approximate fair value of these obligations based upon management’s best estimates of interest rates that would be available for similar debt obligations at March 31, 2018 and December 31, 2017. We believe the fair value of our debt at March 31, 2018 and December 31, 2017 was approximately the same as its carrying amount as market conditions, including available interest rates, credit spread relative to our credit rating, and illiquidity, remain relatively unchanged from the issuance date of our debt on June 3, 2016 for a similar debt instrument.
We account for financial assets using a framework that establishes a hierarchy that ranks the quality and reliability of the inputs, or assumptions, we use in the determination of fair value, and we classify financial assets and liabilities carried at fair value in one of the following three categories:
•Level 1 - quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
•Level 2 - observable prices that are based on inputs not quoted on active markets but corroborated by market data; and
•Level 3 - unobservable inputs when there is little or no market data available, thereby requiring an entity to develop its own assumptions. The fair value hierarchy gives the lowest priority to Level 3 inputs.
The following table presents the assets that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Level 2 Measurements
Interest rate swaps (1)	$2,367	$1,285

(1) Included in other assets on our condensed consolidated balance sheets.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Supplemental Balance Sheet Information

Cash, cash equivalents and restricted cash

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$23,536	$31,360

Cash collateralized letter of credit-lease deposits	1,509	1,563
Cash reserves	326	404
Restricted cash	1,835	1,967

Cash, cash equivalents, and restricted cash	$25,371	$33,327

Intangible assets, net

	March 31, 2018	December 31, 2017
Customer relationships	$118,884	$122,393
Developed technology	43,377	46,004
Patents and patent licenses	3,651	4,030
Trade names	179	352
Non-compete agreements	415	491
Intangible assets, net	$166,506	$173,270

Accrued expenses

	March 31, 2018	December 31, 2017
Compensation and related taxes and temporary labor	$18,338	$30,059
Marketing	10,296	10,759
Taxes and fees	11,330	13,353
Acquisition related consideration accounted for as compensation	2,934	2,534
Telecommunications	17,284	16,068
Other accruals	6,913	7,078
Customer credits	4,277	2,310
Professional fees	1,688	1,618
Inventory	1,063	1,927
Accrued expenses	$74,123	$85,706

Goodwill
The following table provides a summary of the changes in the carrying amounts of goodwill which is attributable to our business segment:

Balance at December 31, 2017	$373,764
Foreign currency translation adjustments	3,971
Balance at March 31, 2018	$377,735

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Recent Accounting Pronouncements
In August 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-12, "Derivatives and Hedging". The ASU improves the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements and simplifies the application of the hedge accounting guidance in current generally accepted accounting principles ("GAAP"). It also amends the disclosures requirements by requiring a tabular disclosure related to the effect on the incomes statement of fair value and cash flow hedges and eliminating the ineffective portion of the change in fair value of hedging instrument disclosures. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted in any interim period after issuance and are applied to hedging relationships existing on the date of adoption. We do not expect a material impact of adopting ASU 2017-12 on our condensed consolidated financial statements and related disclosures.
In January 2017, FASB issued ASU 2017-04, "Intangibles - Goodwill and Other". The ASU simplifies the subsequent measurement of goodwill and eliminates Step 2 from the goodwill impairment test. This ASU is effective for an annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of ASU 2017-04 will not have a material impact on our condensed consolidated financial statements and related disclosures.
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

The following standards were adopted by the Company during the current period:
In October 2016, FASB issued ASU 2016-16, "Income Taxes". This ASU improves the accounting for income tax consequences of intra-entity transfers of assets other than inventory. This ASU is effective for fiscal years beginning after December 15, 2017 on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We adopted this ASU on January 1, 2018 and the adoption of this ASU did not have a material impact on our condensed consolidated financial statements and related disclosures.
In August 2016, FASB issued ASU 2016-15, "Statement of Cash Flows". This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This ASU is effective for fiscal years beginning after December 15, 2017 on a retrospective basis. Early adoption is permitted, including adoption in an interim period. We adopted this ASU on January 1, 2018 and the adoption of this ASU did not have a material impact on our condensed consolidated financial statements and related disclosures.
In January 2016, FASB issued ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities". This ASU provide guidance concerning certain matters involving the recognition, measurement, and disclosure of financial assets and financial liabilities. The guidance does not alter the basic framework for classifying debt instruments held as financial assets. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We adopted this ASU on January 1, 2018 and the adoption of this ASU did not have a material impact on our condensed consolidated financial statements and related disclosures.
In May 2014, FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)". This ASU, as amended, provided comprehensive guidance on the recognition of revenue from contracts with customers arising from the transfer of goods and services, guidance on accounting for certain contract costs and new disclosures. Topic 606 also amends the current guidance for the recognition of costs to obtain and fulfill contracts with customers requiring that all incremental costs of obtaining and direct costs of fulfilling contracts with customers such as commissions be deferred and recognized over the expected customer life. On January 1, 2018, we adopted this ASU. Refer to Note 3. Revenue Recognition for related disclosures required upon adoption.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 3.  Revenue Recognition
On January 1, 2018, the Company adopted the guidance of ASC Topic 606, Revenue from Contracts with Customers using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Our results for reporting periods beginning after January 1, 2018 are presented in accordance with the provisions under Topic 606 but any prior period amounts have not been adjusted and continue to be reported in accordance with our revenue recognition policy as further described in Note 2, Summary of Significant Accounting Policies to our Annual Report on Form 10-K for the year ended December 31, 2017. In connection with our adoption of Topic 606, we recognized a net increase to opening retained earnings of $24,848, net of tax, as of January 1, 2018 related to commissions paid associated with the acquisition of business customers and associated deferred tax liability.
Upon our adoption of Topic 606, we measure revenue based upon consideration specified by contracts with our customers. Revenue is recognized when our performance obligation under the contract is satisfied by transferring control over the product or service to the customer. We derive our revenues for our Consumer and Business segments primarily from the sale of our communication services and customer equipment as further described below. The majority of the Company's contracts with customers have a single performance obligation for service revenues. We recognize revenue with customers when control transfers, which occurs upon delivery of a service or product. For our Business segment, the typical life of a customer for service is 6 years. The adoption of Topic 606 did not result in a change in the timing of how the Company recognizes revenue.
Service Revenues
Substantially all of our revenues are service revenues, which are derived from monthly subscription fees under usage based billing arrangements, and, in Vonage Enterprise, one of our business service offerings, contract-based services plans. For consumer customers in the United States, we offer domestic and international rate plans, including a variety of residential plans and mobile plans. For business customers, we offer small and medium business, mid-market, and enterprise customers several service plans with different pricing structures and contractual requirements ranging in duration from month-to-month to three years. In addition, we provide managed equipment to business customers for a monthly fee. Customers also have the opportunity to purchase premium features for additional fees. We also derive service revenues from per minute fees for international calls if not covered under a plan, including calls made via applications for mobile devices and other stand-alone products, and for any calling minutes in excess of a customer's monthly plan limits. For a portion of our customers, monthly subscription fees are automatically charged to customers' credit cards, debit cards or electronic check payments ("ECP"), in advance and are recognized over the following month as service is provided.
Service revenue also includes supplying messaging (SMS and Voice) services to customers as part of our CPaaS offerings. Revenue is recognized in the period when messages are sent by the customer. We also transact with providers or bulk SMS aggregators and sell services to these customers who then onsell to their customers. Since the aggregator is our customer, revenue is recognized on a gross basis with related costs included in cost of revenues.
In the United States, we charge regulatory, compliance, E-911 and intellectual property-related fees on a monthly basis to defray costs and to cover taxes that we are charged by the suppliers of telecommunications services. These charges, along with the remittance to the relevant government entity, are recorded on a net basis. In addition, we charge customers Federal Universal Service Fund ("USF") fees from customers to recover our obligation to contribute to the fund, as allowed by the Federal Communications Commission ("FCC"). We recognize USF revenue on a gross basis and record the related fees in cost of revenues.
Customer Equipment and Shipping Revenues
Revenues are generated from sales of customer equipment primarily directly to customers for replacement devices, or for upgrading their device at the time of customer sign-up for which we charge an additional fee. In addition, customer equipment and shipping revenues include revenues from the sale of VoIP telephones in order to access our small and medium business services. Customer equipment and shipping revenues also include the fees that customers are charged for shipping their customer equipment to them.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Disaggregation of Revenue
The following table details our revenue from customers disaggregated by primary geographical market, source of revenue, and timing of revenue recognition. The table also includes a reconciliation of the disaggregated revenue for our Business and Consumer segments.

	Three Months Ended
	March 31, 2018
	Business	Consumer	Total
Primary geographical markets
United States	$100,866	$107,268	$208,134
Canada	649	6,388	7,037
United Kingdom	6,483	3,249	9,732
Other Countries (1)	28,670	—	28,670
	136,668	116,905	253,573
Major Sources of Revenue
Service revenues	$116,302	$104,394	$220,696
Access and product revenues	12,531	91	12,622
USF revenues	7,835	12,420	20,255
	136,668	116,905	253,573
(1) No individual other international country represented greater than 10% of total revenue during the periods presented.
In addition, the Company recognizes service revenues from its customers through subscription services provided or through usage or pay-per-use type arrangements. During the three months ended March 31, 2018, the Company recognized $152,453 related to subscription services, $51,186 related to usage, and $49,934 related to other revenues such as USF, other regulatory fees, and credits.
Contract Assets and Liabilities
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers:

March 31, 2018
Receivables (1)	$44,683
Contract liabilities (2)	29,180
(1) Amounts included in accounts receivables other than $756 included in other current assets on our condensed consolidated balance sheet.
(2) Amounts included in deferred revenues and other liabilities on our condensed consolidated balance sheet.
Our deferred revenue represents the advance consideration received from customers for subscription services and is predominantly recognized over the following month as transfer of control occurs. During the three months ended March 31, 2018, the Company recognized revenue of $119,371 related to its contract liabilities. We expect to recognize $28,874 into revenue over the next twelve months related to our deferred revenue as of March 31, 2018.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Contract Acquisition Costs
We have various commission programs for which eligible employees and third parties may earn commission on sales of services and products to customers. We expect that these commission fees are recoverable and therefore we have capitalized $38,138 and $34,484 as contract costs as of March 31, 2018 and January 1, 2018, respectively, included within deferred customer acquisitions costs, current and deferred customer acquisition costs on our condensed consolidated balance sheet. In addition, we established a deferred tax liability associated with the transition asset of $9,636. Capitalized commission fees are amortized to sales and marketing expense based on the transfer of goods or services to which the assets relate which is six years for Business customers. During the three months ended March 31, 2018, the amount amortized to sales and marketing was $2,159 and there were no impairment losses recognized in relation to the costs capitalized. In addition, the Company expenses sales commissions for those commission plans where the customer arrangement is a month-to-month contract and for commission of residual cost and renewals.
Note 4.    Earnings Per Share
The following table sets forth the computation for basic and diluted earnings per share for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017
Numerator
Net income	$24,524	$5,913
Denominator
Basic weighted average common shares outstanding	233,034	220,371
Dilutive effect of stock options and restricted stock units	15,447	19,115
Diluted weighted average common shares outstanding	248,481	239,486
Basic earnings per share
Basic earnings per share	$0.11	$0.03
Diluted earnings per share
Diluted earnings per share	$0.10	$0.02

For the three months ended March 31, 2018 and 2017, the following were excluded from the calculation of diluted earnings per common share because of their anti-dilutive effects:

	Three Months Ended
	March 31,
	2018	2017
Restricted stock units	1,346	5,976
Stock options	1,469	6,802
	2,815	12,778

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 5.    Long-Term Note and Revolving Credit Facility
This footnote should be read in conjunction with the complete description of our financing arrangements under Note 7, Long-Term Debt and Revolving Credit Facility to our Annual Report on Form 10-K for the year ended December 31, 2017.
A schedule of long-term note and revolving credit facility at March 31, 2018 and December 31, 2017 is as follows:

	March 31, 2018	December 31, 2017
2.50-3.25% Term note - due 2020, net of debt related costs	$68,165	$72,765
2.50-3.25% Revolving credit facility - due 2020	146,000	141,000
Total Long-term note and revolving credit facility	$214,165	$213,765

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
During the three months ended March 31, 2018, we made mandatory repayments of $4.7 million under the term note and made discretionary repayments of $5.0 million under the revolving credit facility and borrowed $10 million under the revolving credit facility. In addition, the effective interest rate was 4.69% as of March 31, 2018.
Interest Rate Swaps
On July 14, 2017, we executed on three interest rate swap agreements in order to hedge the variability of expected future cash interest payments related to the 2016 Credit Facility. The swaps have an aggregate notional amount of $150 million and became effective on July 31, 2017 and will expire on June 3, 2020 concurrent with the term of the 2016 Credit Facility. Under the swaps our interest rate is fixed at 4.7%. The interest rate swaps are accounted for as cash flow hedges in accordance with ASC 815, Derivatives and Hedging.
As of March 31, 2018, the fair market value of the swaps was $2,367, which is included in other assets on our condensed consolidated balance sheet. As of March 31, 2018, the critical terms of the swap agreements have not changed and therefore, there is no ineffectiveness to be recorded and all changes in the fair value of the interest rate swaps are recorded in accumulated other comprehensive income ("OCI"). The following table summarizes the effects of ASC 815 on the Company's accumulated OCI balance attributable to cash flow derivatives:

Three Months Ended
March 31,
2018

Accumulated OCI beginning balance	$965
Mark-to-market of cash flow hedge accounting contracts	780
Accumulated OCI ending balance, net of tax of $622	$1,745
Gains expected to be realized from accumulated OCI during the next 12 months	$—

Note 6.    Common Stock
As of March 31, 2018 and December 31, 2017, the Company had 596,950 shares of common stock authorized and had 8,154 shares available for grants under our share-based compensation programs as of March 31, 2018. For a detailed description of our share-based compensation programs refer to Note 10, Employee Stock Benefit Plans in our Annual Report on Form 10-K for the year ended December 31, 2017.

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
We repurchased the following shares of common stock with cash resources under the 2014 $100.0 million repurchase program during the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017
Shares of common stock repurchased	—	1,599
Value of common stock repurchased	$—	$9,510
As of March 31, 2018, $42,533 remained of our 2014 $100.0 million repurchase program. The repurchase program expires on December 31, 2018 but may be suspended or discontinued at any time without notice.
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
Litigation
IP Matters
RPost Holdings, Inc. On August 24, 2012, RPost Holdings, Inc., RPost Communications Limited, and RMail Limited (collectively, “RPost”) filed a lawsuit against StrongMail Systems, Inc. (“StrongMail”) in the United States District Court for the Eastern District of Texas alleging that StrongMail’s products and services, including its electronic mail marketing services, are covered by United States Patent Nos. 8,224,913, 8,209,389, 8,161,104, 7,966,372, and 6,182,219. On February 11, 2013, RPost filed an amended complaint, adding 27 new defendants, including Vonage America Inc. RPost’s amended complaint alleges willful infringement of the RPost patents by Vonage and each of the other new defendants because they are customers of StrongMail. StrongMail has agreed to fully defend and indemnify Vonage in this lawsuit. Vonage answered the complaint on May 7, 2013. On September 17, 2015, the Court ordered the consolidation for pre-trial purposes of this case with other cases by RPost. The lead case has been administratively closed and stayed since January 30, 2014 due to multiple pending actions by third parties regarding ownership of the patents at issue. In a parallel Arizona district court litigation involving RPost, certain of the asserted patent claims were invalidated on June 7, 2016, which decision was affirmed by the Federal Circuit, with the Supreme Court denying certiorari on December 11, 2017. On March 1, 2018, the parties in the consolidated actions filed a joint notice regarding status of the co-pending actions. Plaintiffs requested that the stay be lifted, while defendants maintain that the stay should remain in place.

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
DSA Promotions, LLC v. Vonage America, Inc. On September 28, 2017, DSA Promotions, LLC ("DSA") filed suit in the District Court of Dallas County, Texas, seeking payment of approximately $162 for goods and materials provided by DSA to Vonage. Vonage was served with the Original Petition and Request for Disclosure on October 13, 2017. DSA makes its claim based upon the doctrine of suit on a sworn account, quantum meruit and unjust enrichment. Vonage removed the matter from Dallas County District Court to the United States Federal Court for the Northern District of Texas, Dallas Division, on November 6, 2017. On November 20, 2017, Vonage filed a motion to transfer venue to New Jersey. On December 4, 2017, DSA filed its response and brief in opposition to the motion to transfer venue. On February 27, 2018, the District court for the Northern District of Texas, Dallas Division, granted Vonage’s motion to transfer the matter to the District Court of New Jersey. On March 18, 2018 the Court entered a Consent Order of Dismissal, with prejudice, whereby Vonage did not have to pay any monies to DSA.
Regulation
Telephony services are subject to a broad spectrum of state, federal and foreign regulations. Because of the uncertainty over whether Voice over Internet Protocol (“VoIP”) should be treated as a telecommunications or information service, we have been involved in a substantial amount of state and federal regulatory activity. Implementation and interpretation of the existing laws and regulations is ongoing and is subject to litigation by various federal and state agencies and courts. Due to the uncertainty over the regulatory classification of VoIP service, there can be no assurance that we will not be subject to new regulations or existing regulations under new interpretations, and that such change would not introduce material additional costs to our business.
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
Federal - NPRM Toll Free Assignment Modernization
On September 26, 2017, the FCC issued a NPRM regarding the modernization of toll free number assignment. The FCC proposes amending its rules to allow for the use of an auction to assign certain toll free numbers - such as vanity and repeater numbers - in order to better promote the equitable and efficient use of numbers (especially as afforded by the opening of the 833 toll free code). Vonage continues to monitor activity with respect to this NPRM.
Federal - NOI - Enterprise Communications Systems Access to 911
On September 26, 2017, the FCC adopted a Notice of Inquiry, or NOI, with respect to 911 access, routing and location in Enterprise Communication Systems. Vonage continues to monitor activity related to this NOI.
Federal - Access to Telecommunication Equipment and Services by Persons with Disabilities
At its open meeting on for October 24, 2017, the FCC applied its wireline hearing aid compatibility rules/standards to handsets that provide advanced communication services, which includes interconnected and non-interconnected VoIP. The rules include certain coupling and volume control requirements that would allow the handsets to work better for persons with hearing aids. There are also testing and certification requirements, which typically apply to the handset manufacturer. The FCC also adopted a requirement for volume control in wireless handsets. The new rules have a two-year phase in for new phones and do not require the modification to existing handsets. On April 5, 2018 the FCC’s Consumer and Governmental Affairs Bureau issued a public notice seeking comment on the accessibility of communications technologies for the 2018 Biennial Report required by the Twenty First Century Communications and Video Accessibility Act. The report must be filed with Congress on or before October 8, 2018. The Bureau sought comments by April 26, 2018. Vonage will monitor activity via the VON Coalition.
Federal - Rules and Policies Regarding Caller ID Services
At its open meeting on October 24, 2017, the FCC issued a report and order regarding amendments to the FCC's rules to exempt threatening calls from current Caller ID blocking roles so that, among other changes, law enforcement and security personnel have timely access to information they need to aid their investigations. The order exempts threatening calls from the CPN privacy rules.
Federal - Number Portability NPRM and NOI
At its open meeting on October 24, 2017, the FCC released a NPRM that would allow carriers flexibility in conducting number portability database queries to promote nationwide number portability and eliminate the dialing party requirement as it applies to interexchange service. The NOI seeks comments on industry number portability models and how number administration might be improved for more efficient technical, operational, administrative and legal processes. Vonage is working with the VON Coalition and is monitoring this NPRM and NOI.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Federal - Second Further Notice of Proposed Rulemaking - Unwanted calls to reassigned telephone numbers
On March 23, 2018, the FCC issued its Second NPRM seeking comments on ways to address unwanted calls to reassigned telephone numbers. The FCC is seeking comment on, among other issues, (1) the specific information that callers need from a reassigned numbers database, and (2) the best way to make that information available to callers that want it. The rules are intended to benefit consumers by reducing unwanted calls intended for another consumer while helping callers avoid the costs of calling the wrong consumer, including potential violations of the TCPA. Vonage will continue to monitor this rulemaking through the VON Coalition.
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
On August 14, 2017, the Arizona Corporation Commission issued an opinion and order with respect to amendments to the Arizona Universal Services Fund. The rulemaking allows for, among other things, the collection of additional USF surcharges in Arizona to fund the E-rate Broadband Special Construction Project Matching Fund Program. The Arizona Corporation Commission held hearings on September 12 and 13, 2017. Vonage will continue to monitor this rulemaking to determine its effect upon its business activities within Arizona.
California PUC transitioning local number portability from Neustar to iConectiv
The Number Portability Administration Center in California is transitioning from Neustar to iConectiv/Telcordia on May 20, 2018. Vonage is taking the necessary actions to ensure continued access to the NPAC after the transition.
We expect that state public utility commissions and state legislators will continue their attempts to apply state telecommunications regulations to nomadic VoIP service.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

State and Municipal Taxes
In accordance with generally accepted accounting principles, we make a provision for a liability for taxes when it is both probable that a liability has been incurred and the amount of the liability or range of liability can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. For a period of time, we did not collect or remit state or municipal taxes (such as sales, excise, utility, use, and ad valorem taxes), fees or surcharges (“Taxes”) on the charges to our customers for our services, except that we historically complied with the New Jersey sales tax. We have received inquiries or demands from a number of state and municipal taxing and 911 agencies seeking payment of Taxes that are applied to or collected from customers of providers of traditional public switched telephone network services. Although we have consistently maintained that these Taxes do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations, we are now collecting and remitting sales taxes in certain of those states including a number of states that have changed their statutes to expressly include VoIP. In addition, many states address how VoIP providers should contribute to support public safety agencies, and in those states we remit fees to the appropriate state agencies. We could also be contacted by state or municipal taxing and 911 agencies regarding Taxes that do explicitly apply to VoIP and these agencies could seek retroactive payment of Taxes. As such, we have established reserves of $1,238 and $1,147 as of March 31, 2018 and December 31, 2017, respectively, as our best estimate of the potential tax exposure for any retroactive assessment.
UK OFCOM Investigation
On April 3, 2018, the UK Office of Communications ("OFCOM") launched an investigation to determine Vonage Limited’s compliance with General Condition 3.1 and Section 105A of the Communications Act 2003, which cover obligations of communication providers to take necessary measures to, among other things, maintain network availability and access to emergency services. In cases where violations are found, Ofcom has the authority to issue monetary penalties in accordance with its Guidelines and limitations imposed by statute. In April 2018, Vonage submitted its responses to Ofcom’s first request for information, and anticipates that a second request will be forthcoming in May 2018. OFCOM has stated that it expects to conclude the evidence gathering phase of its investigation in May 2018, after which it will publish a further update on the case status.

Note 8. Industry Segment and Geographic Information
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
Business
For our Business customers, we provide innovative, cloud-based UCaaS solutions, comprised of integrated voice, text, video, data, collaboration, and mobile applications over our flexible, scalable SIP based VoIP network. Through Nexmo, the Vonage API Platform, we also offer CPaaS solutions designed to enhance the way businesses communicate with their customers embedding communications into apps, websites and business processes. Together we have a robust set of product families tailored to serve the full range of the business value chain, from the SMB, market, through mid-market and enterprise markets. We provide customers with multiple deployment options, designed to provide the reliability and quality of service they demand. We provide customers the ability to integrate our cloud communications platform with many cloud-based productivity and CRM solutions, including Google’s G Suite, Zendesk, Salesforce’s Sales Cloud, Oracle, Clio, and other CRM solutions. In combination, our products and services permit our business customers to communicate with their customers and employees through any cloud-connected device, in any place, at any time without the often costly investment required with on-site equipment.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

For our segments we categorize revenues as follows:
Services revenues. Services revenues consists primarily of revenue attributable to our communication services for Consumer and Software Defined Wide Area Network, or SD-WAN, UCaaS and CPaaS services for Business,
Access and product revenues. Product revenues include equipment sold to customers, shipping and handling, professional services, and broadband access. Beginning January 1, 2018, we also included revenues associated with providing access services to Business customers. We have adjusted the quarter ended March 31, 2017 to include these revenues in access and product revenues which were previously included in service revenues.
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
Access and product cost of revenues. Product cost of revenues includes equipment sold to customers, shipping and handling, professional services, cost of certain products including equipment or services that we give customers as promotions, and broadband access. As noted above, beginning January 1, 2018, we also included costs associated with providing access services to Business customers. We have adjusted the quarter ended March 31, 2017 to include these costs in access and product revenues which were previously included in service cost of revenues.
USF cost of revenues. USF cost of revenues represents contributions to the Federal USF and related fees.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Information about our segment results for the three months ended March 31, 2018 were as follows:

	Three Months Ended
	March 31, 2018
	Business	Consumer	Total
Revenues
Service revenues	$116,302	$104,394	$220,696
Access and product revenues (1)	12,531	91	12,622
Service, access and product revenues	128,833	104,485	233,318
USF revenues	7,835	12,420	20,255
Total revenues	136,668	116,905	253,573

Cost of revenues
Service cost of revenues (2)	52,982	14,014	66,996
Access and product cost of revenues (1)	14,491	1,794	16,285
Service, access and product cost of revenues	67,473	15,808	83,281
USF cost of revenues	7,840	12,446	20,286
Total cost of revenues	75,313	28,254	103,567

Segment gross margin
Service margin	63,320	90,380	153,700
Access and product margin	(1,960)	(1,703)	(3,663)
Gross margin ex-USF (Service, access and product margin)	61,360	88,677	150,037
USF margin	(5)	(26)	(31)
Segment gross margin	$61,355	$88,651	$150,006

Segment gross margin %
Service margin %	54.4%	86.6%	69.6%
Gross margin ex-USF (Service, access and product margin %)	47.6%	84.9%	64.3%
Segment gross margin %	44.9%	75.8%	59.2%
(1) Includes customer premise equipment, access, and shipping and handling.
(2) Excludes depreciation and amortization of $4,973 and $1,461 for the three months ended March 31, 2018.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Information about our segment results for the three months ended March 31, 2017 were as follows:

	Three Months Ended
	March 31, 2017
	Business	Consumer	Total
Revenues
Service revenues	$91,797	$119,117	$210,914
Access and product revenues (1)	13,854	203	14,057
Service, access and product revenues	105,651	119,320	224,971
USF revenues	6,151	12,225	18,376
Total revenues	111,802	131,545	243,347

Cost of revenues
Service cost of revenues (2)	37,409	22,100	59,509
Access and product cost of revenues (1)	14,988	2,016	17,004
Service, access and product cost of revenues	52,397	24,116	76,513
USF cost of revenues	6,151	12,225	18,376
Total cost of revenues	58,548	36,341	94,889

Segment gross margin
Service margin	54,388	97,017	151,405
Access and product margin	(1,134)	(1,813)	(2,947)
Gross margin ex-USF (Service, access and product margin)	53,254	95,204	148,458
USF margin	—	—	—
Segment gross margin	$53,254	$95,204	$148,458

Segment gross margin %
Service margin %	59.2%	81.4%	71.8%
Gross margin ex-USF (Service, access and product margin %)	50.4%	79.8%	66.0%
Segment gross margin %	47.6%	72.4%	61.0%
(1) Includes customer premise equipment, access, and shipping and handling.
(2) Excludes depreciation and amortization of $4,875 and $1,907 for the three months ended March 31, 2017.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

A reconciliation of the total of the reportable segments' gross margin to consolidated income before income taxes is as follows:

	Three Months Ended
	March 31,
	2018	2017
Total reportable gross margin	$150,006	$148,458
Sales and marketing	77,136	81,931
Engineering and development	10,820	8,370
General and administrative	27,582	35,086
Depreciation and amortization	16,800	17,947
Income from operations	17,668	5,124

Interest expense	(3,161)	(3,703)
Other income (expense), net	(253)	(215)
Income before income taxes	$14,254	$1,206
Information about our operations by geographic location is as follows:

	Three Months Ended
	March 31,
	2018	2017

Revenues:
United States	$208,134	$213,324
Canada	7,037	7,445
United Kingdom	9,732	5,345
Other Countries (1)	28,670	17,233
	$253,573	$243,347
(1) No individual other international country represented greater than 10% of total revenue during the periods presented.

	March 31, 2018	December 31, 2017
Long-lived assets:
United States	$610,475	$615,432
United Kingdom	346	365
Israel	227	243
	$611,048	$616,040

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 9. Income Taxes

Effective Tax Rate

The income tax benefit consisted of the following:

	Three Months Ended
	March 31,
	2018	2017
Income before income taxes	$14,254	$1,206
Income tax benefit	10,270	4,707
Effective tax rate	(72.0)%	(390.3)%
We recognize income tax equal to pre-tax income multiplied by our effective income tax rate. In addition, adjustments are recorded for discrete period items and changes to our state effective tax rate which can cause the rate to fluctuate from quarter to quarter.
For the three months ended March 31, 2018, our effective tax rate was different than the statutory rate due to a permanent adjustment of $6,702 related to the new Global Intangible Low-Taxed Income ("GILTI") tax rules that were enacted as part of tax reform enacted in December 2017. In addition, the Company recorded a discrete period tax benefit of $15,307 which was recognized related to excess tax benefits on equity compensation recognized in the first quarter of 2018.
For the three months ended March 31, 2017, our effective tax rate was different than the statutory rate due to a discrete period tax expense of $6,031 recorded due to expired stock options recognized in the first quarter of 2017.
On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act ("TCJA") which reformed tax policy in the United States with the primary impact resulting in reducing the corporate tax rate from 35% to 21% beginning January 1, 2018. This resulted in an expense of $69,378 recognized by the Company during the year ended December 31, 2017 attributable to the re-measurement of the Company's deferred tax assets as of December 31, 2017. Due to the timing of the enactment and the complexity involved in applying the provisions of the TCJA, the Company has made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of December 31, 2017.
During the first quarter we reviewed further information and interpreted the TCJA utilizing additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and other regulatory bodies. We have made no adjustments to the provisional amounts recorded related to the re-measurement of the deferred tax asset as well as the conclusion regarding the applicability of repatriation tax. The Company will continue to analyze the effects of the TCJA on the Company’s operations and will record any adjustments associated with the enactment of the legislature during the measurement period as provided by SAB 118.
Uncertain Tax Positions
The Company had an uncertain tax position of $1,086 as of March 31, 2018 and December 31, 2017. Generally, the Company recognizes interest and penalties related to uncertain tax positions in income taxes . The Company did not have any interest or penalties related to this uncertain tax position during the three months ended March 31, 2018 and March 31, 2017.
Net Operating Loss Carry Forwards ("NOLs")
As of March 31, 2018, we had cumulative domestic Federal NOLs of $556,368 and cumulative state NOLs of $146,254, expiring at various times through 2037. In addition, we had NOLs for United Kingdom tax purposes of $50,142 with no expiration date.
On June 8, 2017, at the Vonage 2017 annual meeting of stockholders, stockholders ratified the extension of the Tax Benefits Preservation Plan ("Preservation Plan") through June 30, 2019. Refer to Note 9, Common Stock to our Annual Report on Form 10-K for the year ended December 31, 2017 for a complete description of the Preservation Plan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q and our audited financial statements included in our Annual Report on Form 10-K. This discussion contains forward-looking statements. These forward-looking statements are based on information available at the time the statements are made and/or management’s belief as of that time with respect to future events and involve risks and uncertainties that could cause actual results and outcomes to be materially different. Important factors that could cause such differences include but are not limited to: the competition we face; the expansion of competition in the cloud communications market; our ability to adapt to rapid changes in the cloud communications market; the nascent state of the cloud communications for business market; our ability to retain customers and attract new customers cost effectively; the risk associated with developing and maintaining effective internal sales teams and effective distribution channels; risks related to the acquisition or integration of businesses we have acquired; security breaches and other compromises of information security; risks associated with sales of our services to medium-sized and enterprise customers; our reliance on third party hardware and software; our dependence on third party facilities, equipment, systems and services; system disruptions or flaws in our technology and systems; our ability to scale our business and grow efficiently; our dependence on third party vendors; the impact of fluctuations in economic conditions, particularly on our small and medium business customers; our ability to comply with data privacy and related regulatory matters; our ability to obtain or maintain relevant intellectual property licenses; failure to protect our trademarks and internally developed software; fraudulent use of our name or services; intellectual property and other litigation that have been and may be brought against us; reliance on third parties for our 911 services; uncertainties relating to regulation of business services; risks associated with legislative, regulatory or judicial actions regarding our business products; risks associated with operating abroad; risks associated with the taxation of our business; risks associated with a material weakness in our internal controls; governmental regulation and taxes in our international operations; liability under anti-corruption laws or from governmental export controls or economic sanctions; our dependence on our customers' broadband connections; restrictions in our debt agreements that may limit our operating flexibility; foreign currency exchange risk; our ability to obtain additional financing if required; any reinstatement of holdbacks by our credit card processors; our history of net losses and ability to achieve consistent profitability in the future; our ability to fully realize the benefits of our net operating loss carry-forwards if an ownership change occurs; certain provisions of our charter documents/ and other factors that are set forth in the “Risk Factors” in our Annual Report on Form 10-K, in our Quarterly Reports on Form 10-Q and in our Current Reports on Form 8-K. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, and therefore, you should not rely on these forward-looking statements as representing our views as of any date subsequent to the date this Form 10-Q is filed with the Securities and Exchange Commission.
Financial Information Presentation
For the financial information discussed in this Quarterly Report on Form 10-Q, other than per share, per line, and per seat amounts, dollar amounts are presented in thousands, except where noted. All trademarks are the property of their owners.
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
Our Business strategy is to support the full range of business customers, using two product families: Vonage Business Cloud, based on our proprietary call processing platform that is purpose-built for SMB and mid-market customers; and Vonage Enterprise, based on Broadsoft’s call processing platform in combination with other Vonage cloud based solutions, which serves larger customers, from mid-market businesses through large enterprises. We also organized our salesforce to address the full business market. We believe operating two platforms at scale enables us to deliver the right products and solutions to address the needs of diverse customers while maximizing our subscriber economics, regardless of segment served. Revenues are generated primarily through the sale of subscriptions for our UCaaS services. Our revenue generation efforts are focused on customer acquisition and retention as well as providing additional services to existing customers as they grow and scale.
Our diverse customer base spans a wide variety of industries, including manufacturing, automotive, legal, information technology, financial services, construction, real estate, engineering, healthcare, and non-profit.
Vonage Business Cloud. Vonage Business Cloud customers subscribe to our cloud-based communication services, delivered through our proprietary platform that is purpose-built for SMB and mid-market customers. Vonage Business Cloud provides a cost-effective, scalable, feature-rich solution, delivered over-the-top of a customer’s broadband, typically month-to-month without a commitment and is sold primarily through our direct telesales and online channels, and is increasingly sold through our channel partners and field sales teams. We believe the strength of the Vonage brand directly contributes to a lower-cost customer acquisition model and provides attractive subscriber economics.
Vonage Enterprise. Our Vonage Enterprise offerings are tailor-made for the large mid-market and enterprise segments. Vonage Enterprise is a feature-rich/fully managed solution that utilizes Broadsoft Inc.’s ("Broadsoft") enterprise-grade call processing platform, in combination with other cloud services like advanced contact center, video conferencing and speak2dial, and can be provided with high-level quality of service ("QoS"), which is generally delivered over our national MPLS network, with 21 network Points of Presence (POPs) across the country. Vonage can also provide QoS-level quality over-the-top of the customer’s broadband through our Smart-WAN router solution. Customers value our proprietary provisioning and feature-management tool, named Zeus, which enables the rapid deployment of solutions directly by Vonage while giving full visibility to our channel partners and our customers. Further differentiating Vonage is our robust service delivery team comprised of team members specializing in project management, voice and data provisioning, and line number porting. This team is intensely focused on providing an outstanding customer experience, and is rapidly becoming a competitive differentiator.
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

Nexmo, the Vonage API Platform. We are a global leader in the CPaaS segment of the cloud communications market, providing innovative communication APIs for text messaging and voice communications, allowing developers and enterprises to embed contextual communications into mobile apps, websites and business workflows via text, social media, chat apps and voice. With just few lines of code, developers can send and receive text messages and build programmable voice applications. Nexmo, the Vonage API Platform can scale from one API call to billions. The platform makes it easy for any of our developers to access communication services via software and APIs. Through Nexmo we have a global network of interconnected carriers delivering our API-based communications platform, enabling businesses to communicate with their customers reliably and with ease, no matter where in the world they are located. The integration of our CPaaS services to our Business offering allows our customers to address their full communications needs, from employee to employee communications through business to customer communications.
Consumer
For our Consumer customers, we enable users to access and utilize our services and features, via their existing internet connections, including over 3G/4G, LTE, Cable, or DSL broadband networks. This technology enables us to offer our Consumer customers attractively priced voice communication services and other features around the world on a variety of devices.
We generate revenue through the acquisition and retention of Consumer customers. We are focused on optimizing the Consumer business for profitability to improve the strong cash flows of the business. We continue our disciplined focus on marketing efficiency by shifting customer acquisition spend to our higher performing channels, improving the quality of customers we acquire and driving lower churn, all of which drive higher customer life-time value. This focus has led to a reallocation of marketing spend to our Business segment.
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
We had approximately 2.2 million combined consumer subscriber lines and business seats as of March 31, 2018. Customers in the United States represented 82% of our consolidated revenues at March 31, 2018, with the balance in Canada, the United Kingdom, and other countries. Nexmo has operations in the United States, United Kingdom, Hong Kong, and Singapore, and provides CPaaS solutions to our customers located in many countries around the world.
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

Key Operating Data

The table below includes key operating data that our management uses to measure the growth and operating performance of the Business segment:

Business	Three Months Ended
	March 31,
	2018	2017
Service revenue per customer	$328	$317
Business revenue churn	1.2%	1.2%
Average monthly revenues per seat (1)	$42.70	$43.98
Seats (at period end) (1)	751,199	658,792
UCaaS revenue churn (1)	1.3%	1.4%
(1) UCaaS only.
Service Revenue per Customer. Service revenue per customer for a particular period is calculated by dividing the average monthly service revenues for the period by the average number of customers over the number of months in the period. The average number of customers is the number of customers on the first day of the period, plus the number of customers on the last day of the period, divided by two. Service revenue excludes revenues from trading and auction customers. Service revenue per customer increased from $317 for the three months ended March 31, 2017 to $328 for the three months ended March 31, 2018 primarily driven by the Company's successful efforts to attract larger business customers and to expand services provided to our existing business customers.
Business Revenue Churn. Business revenue churn is calculated by dividing the revenue from customers or customer locations that have been confirmed to be foregone during a period by the simple average of the total revenue from all customers in that period. Revenue for purposes of determining Business revenue churn is service revenue excluding revenue from our trading and auction customers, and usage in excess of a customer’s contracted service plan, regulatory fees charged to customers, and credits. The simple average of total revenue from all customers during the period is the total revenue as defined herein on the first day of the period, plus the total revenue as defined herein on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first month after activation. Other companies may calculate business revenue churn differently, and their business revenue churn data may not be directly comparable to ours. Business revenue churn remained flat at 1.2% for the three months ended March 31, 2018 and 2017.  Our revenue churn will fluctuate over time due to economic conditions, seasonality in certain customer's operations, loss of customers who are acquired, and competitive pressures including promotional pricing. We are continuing to invest in our overall quality of service which includes customer care headcount and systems, billing systems, on-boarding processes and self-service options to ensure we scale our processes to our growth and continue to improve the overall customer experience.
Average Monthly Revenues per Seat.  Our average monthly revenues per seat decreased from $43.98 for the three months ended March 31, 2017 to $42.70 for the three months ended March 31, 2018 due to our continued plan to sell access more selectively and the removal of revenues associated with our Hosted Infrastructure product line which was sold at the end of May 2017.
Seats. Seats increased from 658,792 as of March 31, 2017 to 751,199 as of March 31, 2018. This increase is due to continued growth in our business customers as we have increased marketing investment to attract these more profitable customers.

UCaaS Revenue Churn. UCaaS revenue churn decreased from 1.4% for the three months ended March 31, 2017 to 1.3% for the three months ended March 31, 2018. Our revenue churn will fluctuate over time due to economic conditions, loss of customers who are acquired, and competitive pressures including promotional pricing.
The table below includes key operating data that our management uses to measure the growth and operating performance of the Consumer segment:

Consumer	Three Months Ended
	March 31,
	2018	2017
Average monthly revenues per subscriber line	$26.58	$26.10
Subscriber lines (at period end)	1,439,669	1,648,927
Customer churn	1.9%	2.2%
Average Monthly Revenues per Subscriber Line. Average monthly revenues per subscriber line for a particular period is calculated by dividing our revenues for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. The simple average number of subscriber lines for the period is the number of subscriber lines on the first day of the period, plus the number of subscriber lines on the last day of the period, divided by two. Our average monthly revenues per subscriber line increased from $26.10 for the three months ended March 31, 2017 to $26.58 for the three months ended March 31, 2018, respectively, which is driven by the Company's ability to retain its more tenured customers.
Subscriber Lines. Our subscriber lines include, as of a particular date, all paid subscriber lines from which a customer can make an outbound telephone call on that date. Our subscriber lines include fax lines, including fax lines bundled with subscriber lines in our small office home office calling plans and soft phones, but do not include our virtual phone numbers and toll free numbers, which only allow inbound telephone calls to customers. Subscriber lines decreased from 1,648,927 as of March 31, 2017 to 1,439,669 as of March 31, 2018, reflecting planned actions to enhance the profitability of the assisted sales channel by eliminating lower performing locations and restructuring the pricing offers, and to shift investment to our business market.
Customer Churn. Customer churn is calculated by dividing the number of customers that have terminated during a period by the simple average of number of customers in a given period. The simple average number of customers during the period is the number of customers on the first day of the period, plus the number of customers on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first month after activation. Other companies may calculate customer churn differently, and their customer churn data may not be directly comparable to ours. Customer churn decreased from 2.2% for the three months ended March 31, 2017 to 1.9% for the three months ended March 31, 2018. We monitor customer churn on a daily basis and use it as an indicator of the level of customer satisfaction. Customers who have been with us for a year or more tend to have a lower churn rate than customers who have not. In addition, our customers who are international callers generally churn at a lower rate than customers who are domestic callers. Our customer churn will fluctuate over time due to economic conditions, competitive pressures including promotional pricing targeting international long distance callers, marketplace perception of our services, and our ability to provide high quality customer care and network quality and add future innovative products and services.

Results of Operations
The following table sets forth, as a percentage of total revenues, our consolidated statement of operations for the periods indicated:

	Three Months Ended
	March 31,
	2018	2017

Total revenues	100%	100%

Operating Expenses:
Cost of revenues (exclusive of depreciation and amortization)	41	39
Sales and marketing	30	34
Engineering and development	4	3
General and administrative	11	15
Depreciation and amortization	7	7
Total operating expenses	93	98
Income from operations	7	2
Other Income (Expense):
Interest expense	(1)	(2)
Other income (expense), net	—	—
Total other income (expense), net	(1)	(2)
Income before income taxes	6	—
Income tax benefit	4	2
Net income	10%	2%

Management's Discussion of the Results of Operations for the Three Months Ended March 31, 2018 and 2017
The Company had income before income taxes of $14,254 and $1,206 for the three months ended March 31, 2018 and 2017, respectively. The increase in income before income taxes as compared to the prior year was primarily caused by lower other operating expenses of $10,996 as a result of higher general and administrative expenses during the quarter ended March 31, 2017 related to acquisition related consideration for Nexmo in the prior year.
The Company had net income of $24,524 and $5,913 for the three months ended March 31, 2018 and 2017, respectively. The increase in net income is the result of the decrease in other operating expenses of $10,996 along with a current year increase in income tax benefit of $5,563 primarily driven by the exercise of stock options and vesting of restricted stock during the first quarter of 2018.

We calculate gross margin in order to evaluate operating revenues as total revenues less cost of revenues, which primarily consists of fees that we pay to third parties on an ongoing basis in order to provide our services and costs incurred when a customer first subscribes to our service. The following table presents consolidated revenues, cost of revenues and the composition of gross margin for the three months ended March 31, 2018 and 2017:

(in thousands, except percentages)	Three Months Ended
	March 31,
	2018	2017	Dollar Change	Percent Change
Revenues	$253,573	$243,347	$10,226	4%
Cost of revenues	103,567	94,889	8,678	9%
Gross margin	$150,006	$148,458	$1,548	1%
Excludes depreciation and amortization of $6,434 and $6,782 for the three months ended March 31, 2018 and 2017, respectively.
Consolidated revenues and cost of revenues were impacted by the following trends and uncertainties:
•Consolidated revenues increased 4% for the three months ended March 31, 2018 as compared to the prior year period. The increase is primarily due to business customer growth driving an increase in revenues of $24,866 offset by declining consumer revenues of $14,640 in connection with the continued decline of subscriber lines. The Company continues to expect that the Consumer portion of the Company's overall business will become less significant as the Company reallocates resources to increase market share in its Business communications platforms.
•Cost of revenues increased 9% for the three months ended March 31, 2018 as compared to the prior year period driven by increased costs incurred in servicing our business customers of $16,765 driven by an increase in customers of 15% along with costs associated with trading activities at Nexmo that are recognized on a gross basis beginning in the second quarter of 2017 which were reported as net in the prior year quarter. This was offset by a decrease in costs associated with our consumer costs of $8,087 as subscriber lines continues to decline resulting in lower international and long-distance termination costs.

Business Gross Margin for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
(in thousands, except percentages)	2018	2017	Dollar Change	Percent Change
Revenues
Service revenues	$116,302	$91,797	$24,505	27%
Access and product revenues (1)	12,531	13,854	(1,323)	(10)%
Service, access and product revenues	128,833	105,651	23,182	22%
USF revenues	7,835	6,151	1,684	27%
Total revenues	136,668	111,802	24,866	22%

Cost of revenues
Service cost of revenues (2)	52,982	37,409	15,573	42%
Access and product cost of revenues (1)	14,491	14,988	(497)	(3)%
Service, access and product cost of revenues	67,473	52,397	15,076	29%
USF cost of revenues	7,840	6,151	1,689	27%
Total cost of revenues	75,313	58,548	16,765	29%

Segment gross margin
Service margin	63,320	54,388	8,932	16%
Gross margin ex-USF (Service, access and product margin)	61,360	53,254	8,106	15%
Segment gross margin	$61,355	$53,254	$8,101	15%

Segment gross Margin %
Service margin %	54.4%	59.2%
Gross margin ex-USF (Service, access and product margin) %	47.6%	50.4%
Segment gross margin %	44.9%	47.6%

(1)	Includes customer premise equipment, access, and shipping and handling.

(2)	Excludes depreciation and amortization for the three months ended March 31, 2018 of $4,973 and for the three months ended March 31, 2017 of $4,875, respectively.
Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017
The following table describes the increase in business gross margin for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017:

(in thousands)
Service gross margin increased 16% primarily due to continued growth of our service offerings to our Business customers consistent with our overall organic growth in our Business customer base of 15% as compared to the prior year quarter	$8,932
Access and product gross margin decreased 73% due to higher costs providing access services to Business customers during the current quarter	(826)
USF gross margin decreased mainly due to payment during the quarter for USF fees not collected in 2017	(5)
Increase in segment gross margin	8,101

While service gross margin has increased, it is noted that service gross margin percentage decreased to 54.4% for the three months ended March 31, 2018 from 59.2% for the three months ended March 31, 2017. The decrease in business service margin percentage is a result of the sale of a greater proportion of lower margin services across our Business segment during the current quarter as compared to the same period in the prior year along with higher costs as the Company has reallocated resources towards the Business segment as part of a strategic effort to continue to increase customer growth. Our gross margin percentage may continue to be impacted by changes in the mix of service offerings provided to our customers across our Business segment.
Consumer Gross Margin for the three months ended March 31, 2018 and 2017 :

	Three Months Ended
	March 31,
(in thousands, except percentages)	2018	2017	Dollar Change	Percent Change
Revenues
Service revenues	$104,394	$119,117	$(14,723)	(12)%
Access and product revenues (1)	91	203	(112)	(55)%
Service, access and product revenues	104,485	119,320	(14,835)	(12)%
USF revenues	12,420	12,225	195	2%
Total revenues	116,905	131,545	(14,640)	(11)%

Cost of revenues
Service cost of revenues (2)	14,014	22,100	(8,086)	(37)%
Access and product cost of revenues (1)	1,794	2,016	(222)	(11)%
Service, access and product cost of revenues	15,808	24,116	(8,308)	(34)%
USF cost of revenues	12,446	12,225	221	2%
Total cost of revenues	28,254	36,341	(8,087)	(22)%

Segment gross margin
Service margin	90,380	97,017	(6,637)	(7)%
Gross margin ex-USF (Service, access and product margin)	88,677	95,204	(6,527)	(7)%
Segment gross margin	$88,651	$95,204	$(6,553)	(7)%

Segment gross Margin %
Service margin %	86.6%	81.4%
Gross margin ex-USF (Service, access and product margin) %	84.9%	79.8%
Segment gross margin %	75.8%	72.4%

(1)	Includes customer premise equipment and shipping and handling.

(2)	Excludes depreciation and amortization for the three months ended March 31, 2018 of $1,461 and for the three months ended March 31, 2017 of $1,907, respectively.

Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017
The following table describes the increase in consumer gross margin for the year ended March 31, 2018 as compared to the year ended March 31, 2017:

(in thousands)
Service gross margin decreased primarily due to a decrease in subscriber lines of 13% resulting in lower gross margin of $8,515 as we have reallocated resources to attract more profitable business customers. This was offset by a slight increase in average revenue per customer and lower overall costs incurred by the Consumer segment resulting in increased gross margin of $1,878.	$(6,637)
Access and product gross margin increased 6% primarily due lower equipment costs associated with sales to customers during the current quarter	110
USF gross margin decreased mainly due to payment during the quarter for USF fees not collected in 2017	(26)
Decrease in segment gross margin	(6,553)
Consumer service gross margin percentage increased to 86.6% for the three months ended March 31, 2018 from 81.4% for the three months ended March 31, 2017. The increase in consumer service margin percentage is primarily driven by overall lower costs attributed to consumer services as the Company shifts resources towards attracting more profitable business customers.
Other Operating Expenses

The following table presents our other operating costs during the three months ended March 31, 2018 and 2017, respectively:

	Three Months Ended
	March 31,
(in thousands, except percentages)	2018	2017	Dollar Change	Percent Change
Sales and marketing	$77,136	$81,931	$(4,795)	(6)%
Engineering and development	10,820	8,370	2,450	29%
General and administrative	27,582	35,086	(7,504)	(21)%
Depreciation and amortization	16,800	17,947	(1,147)	(6)%
Total other operating expenses	$132,338	$143,334	$(10,996)	(8)%
Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017

Total other operating expenses decreased by $10,996 as compared to the three months ended March 31, 2017 due to the following:

•
Sales and marketing expense decreased by $4,795 due to a reduction in marketing through traditional media outlets. Also attributing to the decline in sales and marketing expense was a decrease in commissions upon adoption of Topic 606 as costs to acquire Business customers is deferred and amortized over the life of the associated customer. Prior to adoption, commissions were expensed as they were earned.

•
Engineering and development expense increased by $2,450 in connection with the Company's continued transformation focused on innovation especially in regards to developing further functionality related to its proprietary platform in order to support customers through the mid-market and enterprise sector.

•
General and administrative expense decreased by $7,504 due in part to integration and severance costs incurred during the prior year quarter which did not occur during the three months ended March 31, 2018.

•	Depreciation and amortization expense decreased by $1,147 primarily due to the expiration of the Company's capital lease in August 2017 associated with its office location in Holmdel, New Jersey.

Other Income (Expense)

(in thousands, except percentages)	Three Months Ended
	March 31,
	2018	2017	Dollar Change	Percent Change
Interest expense	(3,161)	(3,703)	(542)	(15)%
Other income (expense), net	(253)	(215)	38	18%
	$(3,414)	$(3,918)	$(504)
Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017
Interest expense. The decreased in interest expense of $542, or 15%, was mainly due to lower principal balances on our credit facility that we entered into in June 2016 (the "2016 Credit Facility") as compared to the prior year, which was offset by slightly higher interest rates.
Provision for Income Taxes
During the three months ended March 31, 2018, we recognized discrete period tax benefits of $15,307 which was recognized related to excess tax benefits on equity compensation recognized in the first quarter of 2018 offset by a permanent adjustment of $6,702 related to GILTI tax rules under the TCJA which was enacted in December 2017.
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

Liquidity and Capital Resources
For the three months ended March 31, 2018, we generated cash from operations. We expect to continue to balance efforts to grow our revenue while consistently achieving operating profitability. To grow our revenue, we continue to make investments in growth initiatives, marketing, application development, network quality and expansion, and customer care. Although we believe we will achieve consistent profitability in the future, we ultimately may not be successful and we may not achieve consistent profitability. We believe that cash flow from operations and cash on hand will fund our operations for at least the next twelve months.
The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended
	March 31,
(in thousands)	2018	2017	Dollar Change
Net cash provided by operating activities	$23,468	$17,261	6,207
Net cash used in investing activities	(6,397)	(6,759)	362
Net cash used in financing activities	(25,062)	(13,540)	(11,522)

Operating Activities
Cash provided by operating activities increased to $23,468 for the three months ended March 31, 2018 compared to $17,261 for the three months ended March 31, 2017, primarily due to an increase in earnings as compared to the prior period, offset by a decrease in stock compensation expense during the three months ended March 31, 2018 of $3,942 driven by higher acquisition related stock compensation expense in the prior year period and a decrease in depreciation and amortization expense during the three months ended March 31, 2018 of $1,150 primarily due to the expiration of capital leases in August 2017.
Changes in working capital requirements include changes in accounts receivable, inventory, prepaid and other assets, accounts payable, accrued and other liabilities, and deferred revenue and costs. Cash used for working capital requirements increased by $4,683 during the three months ended March 31, 2018 compared to the prior year period primarily due to the timing of payments.
Investing Activities
Cash used in investing activities for the three months ended March 31, 2018 of $6,397 was mainly attributable to the purchase of capital expenditures of $3,250 and development of software assets of $3,147.
Cash used in investing activities for the three months ended March 31, 2017 of $6,759 was mainly attributable to the capital expenditures of $3,701 and development of software assets of $3,380, offset by the sales of marketable securities of $322.

Financing Activities
Cash used in financing activities for the three months ended March 31, 2018 of $25,062 was primarily attributable to $4,687 in 2016 term note principal payments, $5,000 in 2016 revolving credit facility principal payments, $59 in capital lease payments, and $27,487 in employee taxes paid on withholding shares, offset by $2,171 in proceeds received from the exercise of stock options and $10,000 in proceeds received from issuance of notes payable.
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
Available Borrowings Under the 2016 Credit Facility
We maintain significant availability under our lines of credit to meet our short-term liquidity requirements. As of March 31, 2018, amounts available under the 2016 Credit Facility totaled $179 million.
State and Local Sales Taxes
We also have contingent liabilities for state and local sales taxes. As of March 31, 2018, we had a reserve of $1,238. If our ultimate liability exceeds this amount, it could affect our liquidity unfavorably. However, we do not believe it will significantly impair our liquidity.

Capital Expenditures
For the three months ended March 31, 2018, capital expenditures were primarily for the implementation of software solutions and purchase of network equipment as we continue to expand our network. Our capital expenditures for the three months ended March 31, 2018 were $6,397, of which $3,147 was for software acquisition and development. The majority of these expenditures are comprised of investments in information technology and systems infrastructure, including an electronic data warehouse, online customer service, and customer management platforms. For 2018, we believe our capital and software expenditures will be approximately $35,000.
Common Stock Repurchases
On December 9, 2014, Vonage's Board of Directors authorized a new program for the Company to repurchase up to $100.0 million of its outstanding common stock. Repurchases under the program are expected to be made over a four-year period ending on December 31, 2018.
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
As of March 31, 2018, approximately $42,533 remained of our 2014 $100.0 million repurchase program. The repurchase program expires on December 31, 2018 but may be suspended or discontinued at any time without notice.

Off-Balance Sheet Arrangements
Obligations under Certain Guarantee Contracts
We enter guarantee arrangements in the normal course of business to facilitate transactions with third parties. These arrangements include financial and performance guarantees, stand-by letters of credit, debt guarantees and indemnifications. As of March 31, 2018 and December 31, 2017 we had stand-by letters of credit totaling $1,509 and $1,563, respectively.

Contractual Obligations and Commitments
Except as set forth below and in Note 7. Commitments and Contingencies included in Part 1, Item 1 of this Form 10-Q, there were no significant changes in our commitments under contractual obligations as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
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
Critical Accounting Policies
Our consolidated statements and accompanying notes are prepared in accordance with U.S. GAAP. Our significant accounting policies are described in Note 1, Basis of Presentation and Significant Accounting Policies to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017. The preparation of financial statements and related disclosures in compliance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. The application of these policies involves judgment regarding future events and these judgments could materially affect the financial statements and disclosures based on varying assumptions, which may be appropriate to use.
We identify our most critical accounting policies as those that are the most pervasive and important to the portrayal of our financial position and results of operations, and those that require the most difficult, subjective or complex judgments by management regarding estimates. Our critical accounting policies include revenue recognition, valuation of goodwill and intangible assets, income taxes and capitalized software. Effective January 1, 2018, the Company adopted ASC Topic 606. Refer to Note 3, Revenue Recognition for changes to our critical accounting policy with respect to recognition of revenue for contracts with customers as a result of the adoption. As of March 31, 2018, our goodwill is attributable to our Business operating segment. We perform our annual test of goodwill on October 1st. Additionally, we will assess our goodwill for impairment between annual tests when specific circumstances dictate.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
We are exposed to financial market risks, including changes in currency exchange rates and interest rates.
Foreign Exchange Risk
We sell our products and services primarily in the United States, Canada, the European Union, and Asia. Changes in currency exchange rates affect the valuation in our financial statements of the assets and liabilities of these operations. We also have a portion of our sales denominated in Euros, the Canadian Dollar, and the British Pound, which are also affected by changes in currency exchange rates. Our financial results could be affected by changes in foreign currency exchange rates, although foreign exchange risks have not been material to our financial position or results of operations to date.
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
As of March 31, 2018, if the interest rate on our variable rate debt changed by 1% on our 2016 term note, our annual debt service payment would change by approximately $300. As of March 31, 2018, if the interest rate on our variable rate debt changed by 1% on our 2016 revolving credit facility, our annual debt service payment would change by approximately $500.

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

Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In connection with the adoption of ASC 606, we have modified documentation of certain internal processes and procedures. We believe that the implementation of ASC 606 does not have a significant effect on our internal control over financial reporting.

Part II—Other Information

Item 1.	Legal Proceedings
We are subject to a number of lawsuits, government investigations and claims arising out of the conduct of our business. See a discussion of our litigation matters in Note 7 of Notes to our Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 2(a) and (b) are not applicable.
(c) Common stock repurchases (in thousands, except per share value):
During the three months ended March 31, 2018, we did not repurchase Vonage Holdings Corp. common stock pursuant to the 2014 $100.0 million repurchase program. When executed, repurchases occur in the open market and pursuant to a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934. As of March 31, 2018, approximately $42,533 remained of our 2014 $100.0 million repurchase program.

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

101
The following financial statements from Vonage Holdings Corp.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2018, filed with the Securities and Exchange Commission on May 8, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Stockholders’ Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.

(1) Filed herewith.

*	Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VONAGE HOLDINGS CORP.

Dated:	May 8, 2018	By:	/s/ David T. Pearson
David T. Pearson Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101
The following financial statements from Vonage Holdings Corp.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2018, filed with the Securities and Exchange Commission on May 8, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Stockholders’ Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.

(1) Filed herewith.

*	Management contract or compensatory plan or arrangement.