Form 10-Q
period 2018-06-30
VONAGE HOLDINGS CORP
filed 2018-08-01
CIK 1272830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	July 30, 2018
Common Stock, par value $0.001	239,058,980	shares

VONAGE HOLDINGS CORP.

Financial Information Presentation
For the financial information discussed in this Quarterly Report on Form 10-Q, other than per share and per line amounts, dollar amounts are presented in thousands, except where noted.

PART 1 - FINANCIAL INFORMATION
ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES
VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$26,077	$31,360
Accounts receivable, net of allowance of $2,342 and $2,258, respectively	49,460	44,159
Inventory, net of allowance of $236 and $108, respectively	2,033	2,971
Deferred customer acquisition costs, current portion	9,640	—
Prepaid expenses	23,099	23,763
Other current assets	5,035	7,522
Total current assets	115,344	109,775
Property and equipment, net of accumulated depreciation of $92,972 and $87,792, respectively	43,992	46,754
Goodwill	369,760	373,764
Software, net of accumulated amortization of $98,015 and $93,858, respectively	18,092	22,252
Deferred customer acquisition costs	32,258	—
Restricted cash	1,940	1,967
Intangible assets, net of accumulated amortization of $142,035 and $124,573, respectively	152,901	173,270
Deferred tax assets	112,478	110,892
Other assets	23,637	20,007
Total assets	$870,402	$858,681
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$36,999	$29,766
Accrued expenses	79,563	85,706
Deferred revenue, current portion	28,440	30,255
Current portion of notes payable	18,750	18,750
Total current liabilities	163,752	164,477
Indebtedness under revolving credit facility	116,000	141,000
Notes payable, net of debt related costs and current portion	63,560	72,765
Other liabilities	7,978	7,541
Total liabilities	351,290	385,783

Commitments and Contingencies (Note 7)

Stockholders’ Equity:
Common stock, par value $0.001 per share; 596,950 shares authorized at June 30, 2018 and December 31, 2017; 308,569 and 298,174 shares issued at June 30, 2018 and December 31, 2017, respectively; 238,818 and 230,939 shares outstanding at June 30, 2018 and December 31, 2017, respectively	309	298
Additional paid-in capital	1,396,407	1,375,391
Accumulated deficit	(614,630)	(672,561)
Treasury stock, at cost, 69,751 shares at June 30, 2018 and 67,235 shares at December 31, 2017	(271,890)	(244,239)
Accumulated other comprehensive income	8,916	14,009
Total stockholders’ equity	519,112	472,898
Total liabilities and stockholders’ equity	$870,402	$858,681

See accompanying notes to condensed consolidated financial statements.

VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Total revenues	$259,875	$251,836	$513,448	$495,183

Operating Expenses:
Cost of revenues (exclusive of depreciation and amortization)	107,204	103,861	210,771	198,750
Sales and marketing	77,685	79,738	154,821	161,669
Engineering and development	10,375	6,670	21,195	15,040
General and administrative	32,174	36,514	59,756	71,600
Depreciation and amortization	19,062	18,394	35,862	36,341
Total operating expenses	246,500	245,177	482,405	483,400
Income from operations	13,375	6,659	31,043	11,783
Other Income (Expense):
Interest expense	(3,097)	(3,861)	(6,258)	(7,564)
Other income (expense), net	337	690	84	475
Total other income (expense), net	(2,760)	(3,171)	(6,174)	(7,089)
Income before income taxes	10,615	3,488	24,869	4,694
Income tax (expense) benefit	(2,056)	1,337	8,214	6,044
Net income	$8,559	$4,825	$33,083	$10,738

Earnings per common share:
Basic	$0.04	$0.02	$0.14	$0.05
Diluted	$0.03	$0.02	$0.13	$0.04
Weighted-average common shares outstanding:
Basic	237,919	223,492	235,490	221,930
Diluted	248,256	239,938	248,373	239,923

See accompanying notes to condensed consolidated financial statements.

VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net income	$8,559	$4,825	$33,083	$10,738
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of tax (benefit) expense of ($1,358), $2,007, ($1,356), and $2,436, respectively	(12,434)	14,185	(6,101)	17,232
Unrealized (loss) gain on available-for-sale securities, net of tax (benefit) expense of $0, $0, $0, and $0, respectively	—	(20)	—	1
Unrealized gain on derivatives, net of tax expense of $89, $0, $391, and $0, respectively	228	—	1,008	—
Total other comprehensive (loss) income	(12,206)	14,165	(5,093)	17,233
Comprehensive (loss) income	$(3,647)	$18,990	$27,990	$27,971

See accompanying notes to condensed consolidated financial statements.

VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net income	$33,083	$10,738
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,515	17,381
Amortization of intangibles	18,181	18,826
Deferred income taxes	(10,305)	(8,111)
Amortization of deferred customer acquisition costs	4,423	—
Allowance for doubtful accounts	1,129	452
Allowance for obsolete inventory	298	293
Amortization of debt issuance costs	511	204
Gain on sale of business	—	(928)
Loss on disposal of fixed assets	166	134
Share-based expense	15,972	20,891
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(7,256)	1,280
Inventory	623	353
Prepaid expenses and other current assets	3,032	2,302
Deferred customer acquisition costs	(11,837)	—
Accounts payable	7,794	(8,124)
Accrued expenses	(3,535)	(23,787)
Deferred revenue	(1,713)	(1,506)
Other assets and liabilities	(2,146)	2,295
Net cash provided by operating activities	65,935	32,693
Cash flows from investing activities:
Capital expenditures	(7,787)	(8,995)
Maturities and sales of marketable securities	—	602
Acquisition and development of software assets	(4,220)	(6,884)
Proceeds from sale of business	—	1,000
Net cash used in investing activities	(12,007)	(14,277)
Cash flows from financing activities:
Principal payments on capital lease obligations and other financing obligations	(95)	(4,861)
Principal payments on notes and revolving credit facility	(44,375)	(19,375)
Proceeds received from draw down of revolving credit facility and issuance of notes payable	10,000	15,000
Common stock repurchases	—	(9,542)
Employee taxes paid on withholding shares	(28,618)	(14,562)
Proceeds from exercise of stock options	5,055	11,962
Net cash used in financing activities	(58,033)	(21,378)
Effect of exchange rate changes on cash	(1,205)	660
Net decrease in cash, cash equivalents, and restricted cash	(5,310)	(2,302)
Cash, cash equivalents, and restricted cash, beginning of period	33,327	30,929
Cash, cash equivalents, and restricted cash, end of period	$28,017	$28,627
Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$5,695	$6,722
Income taxes	$4,855	$3,554
Non-cash investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$1,373	$3,492

See accompanying notes to condensed consolidated financial statements.

VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2017	230,939	$298	$1,375,391	$(672,561)	$(244,239)	$14,009	$472,898
Cumulative effect adjustment upon the adoption of Topic 606				24,848			24,848
Stock option exercises	10,395	11	5,044				5,055
Share-based expense			15,972				15,972
Employee taxes paid on withholding shares	(2,516)				(27,651)		(27,651)
Foreign currency translation adjustment						(6,101)	(6,101)
Unrealized gain on derivatives						1,008	1,008
Net income				33,083			33,083
Balance at June 30, 2018	238,818	$309	$1,396,407	$(614,630)	$(271,890)	$8,916	$519,112

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
Customers in the United States represented 79% and 85% of our consolidated revenues for the three months ended June 30, 2018 and 2017 and 81% and 86% for the six months ended June 30, 2018 and 2017, respectively, with the balance in Canada, the United Kingdom, Hong Kong, Singapore and many other countries around the world.
Unaudited Interim Financial Information
The accompanying unaudited interim condensed consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the SEC's regulations for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the Company's financial position, results of operations, comprehensive income, cash flows, and stockholders’ equity for the periods presented. The results for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year.
These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on February 27, 2018.
Use of Estimates
Our condensed consolidated financial statements and notes thereof are prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates.
Reclassifications
Reclassifications have been made to our condensed consolidated financial statements for the prior year periods to conform to classifications used in the current year periods. The reclassifications did not affect results of operations or net assets.

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
Cost of Revenues
Cost of revenues excludes depreciation and amortization expense of $6,226 and $6,863 for the three months ended June 30, 2018 and 2017 and $12,660 and $13,645 for the six months ended June 30, 2018 and 2017, respectively. In addition, costs of goods sold included in cost of revenues during the three months ended June 30, 2018 and 2017 were $6,171 and $6,187 and during the six months ended June 30, 2018 and 2017 were $12,468 and $13,480, respectively.
Advertising Costs
We incurred advertising costs which are included in sales and marketing of $14,401 and $14,994 for the three months ended June 30, 2018 and 2017 and $28,922 and $32,337 for the six months ended June 30, 2018 and 2017, respectively.
Engineering and Development Expenses
Engineering and development expenses predominantly include personnel and related costs for developers responsible for research and development of new products.
Sale of Hosted Infrastructure Product Line

On May 31, 2017, we completed the sale of our Hosted Infrastructure product line for up to $4.0 million consideration comprised of $1.0 million received upon closing, an additional $0.5 million of contingent consideration received during the third quarter of 2017 and the potential for up to $2.5 million further consideration based on the achievement of financial objectives for net sales during the 18 months following closing. The results of our Hosted Infrastructure product line have historically been included within the Business segment. As a result of the sale, we recorded a gain $928 for the three months ended June 30, 2017, within other income. This disposal did not represent a strategic shift in operations and, therefore, did not qualify for presentation as discontinued operations.
Fair Value of Financial Instruments
The Company records certain of its financial assets at fair value on a recurring basis as described below. Certain of the Company's other financial instruments, which include cash and cash equivalents, accounts receivable and accounts payable, approximate fair value because of their short-term maturities. The carrying amounts of our capital leases approximate fair value of these obligations based upon management’s best estimates of interest rates that would be available for similar debt obligations at June 30, 2018 and December 31, 2017. We believe the fair value of our debt at June 30, 2018 and December 31, 2017 was approximately the same as its carrying amount as market conditions, including available interest rates, credit spread relative to our credit rating, and illiquidity, remain relatively unchanged from the issuance date of our debt on June 3, 2016 for a similar debt instrument and are classified as Level 3 within the fair value hierarchy.

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
The following table presents the assets that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Level 2 Measurements
Interest rate swaps (1)	$2,684	$1,285

(1) Included in other assets on our condensed consolidated balance sheets.
Supplemental Balance Sheet Information

Cash, cash equivalents and restricted cash

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$26,077	$31,360

Cash collateralized letter of credit - lease deposits	1,566	1,563
Cash reserves	374	404
Restricted cash	1,940	1,967

Cash, cash equivalents, and restricted cash	$28,017	$33,327

Intangible assets, net

	June 30, 2018	December 31, 2017
Customer relationships	$109,247	$122,393
Developed technology	40,023	46,004
Patents and patent licenses	3,272	4,030
Trade names	50	352
Non-compete agreements	309	491
Intangible assets, net	$152,901	$173,270

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Accrued expenses

	June 30, 2018	December 31, 2017
Compensation and related taxes and temporary labor	$23,478	$30,059
Marketing	9,885	10,759
Taxes and fees	12,953	13,353
Acquisition related consideration accounted for as compensation	—	2,534
Telecommunications	19,129	16,068
Other accruals	7,609	7,078
Customer credits	3,152	2,310
Professional fees	2,210	1,618
Inventory	1,147	1,927
Accrued expenses	$79,563	$85,706
Goodwill
The following table provides a summary of the changes in the carrying amounts of goodwill which is attributable to our business segment:

Balance at December 31, 2017	$373,764
Foreign currency translation adjustment	(4,004)
Balance at June 30, 2018	$369,760
Recent Accounting Pronouncements
In August 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-12, "Derivatives and Hedging". The ASU improves the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements and simplifies the application of the hedge accounting guidance in current generally accepted accounting principles ("GAAP"). It also amends the disclosures requirements by requiring a tabular disclosure related to the effect on the incomes statement of fair value and cash flow hedges and eliminating the ineffective portion of the change in fair value of hedging instrument disclosures. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted in any interim period after issuance and is applied to hedging relationships existing on the date of adoption. We do not expect a material impact of adopting ASU 2017-12 on our condensed consolidated financial statements and related disclosures.
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
In February 2016, FASB issued ASU 2016-02, "Leases". This ASU increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted for all entities. The adoption of this ASU will increase our assets and liabilities for real estate and equipment operating leases for which we are the lessee. We have made significant progress in the identification and review of contracts in scope and will adopt this ASU when effective.

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

	Three Months Ended			Six Months Ended
	June 30, 2018			June 30, 2018
	Business	Consumer	Total	Business	Consumer	Total
Primary geographical markets
United States	$103,250	$102,727	$205,977	$204,116	$209,995	$414,111
Canada	725	6,106	6,831	1,374	12,494	$13,868
United Kingdom	7,327	3,200	10,527	13,810	6,449	$20,259
Other Countries (1)	36,540	—	36,540	65,210	—	$65,210
	147,842	112,033	259,875	284,510	228,938	513,448
Major Sources of Revenue
Service revenues	$127,692	$100,467	$228,159	$243,994	$204,861	$448,855
Access and product revenues	12,716	289	13,005	25,247	380	25,627
USF revenues	7,434	11,277	18,711	15,269	23,697	38,966
	147,842	112,033	259,875	284,510	228,938	513,448
(1) No individual other international country represented greater than 10% of total revenue during the periods presented.
In addition, the Company recognizes service revenues from its customers through subscription services provided or through usage or pay-per-use type arrangements. During the three months ended June 30, 2018, the Company recognized $150,186 related to subscription services, $61,249 related to usage, and $48,440 related to other revenues such as USF, other regulatory fees, and credits. During the six months ended June 30, 2018, the Company recognized $302,639 related to subscription services, $112,434 related to usage, and $98,375 related to other revenues such as USF, other regulatory fees, and credits.
Contract Assets and Liabilities
The following table provides information about receivables and contract liabilities from contracts with customers:

June 30, 2018
Receivables (1)	$49,460
Contract liabilities (2)	28,726
(1) Amounts included in accounts receivables on our condensed consolidated balance sheet.
(2) Amounts included in deferred revenues and other liabilities on our condensed consolidated balance sheet.
Our deferred revenue represents the advance consideration received from customers for subscription services and is predominantly recognized over the following month as transfer of control occurs. During the three and six months ended June 30, 2018, the Company recognized revenue of $107,615 and $226,986, respectively, related to its contract liabilities. We expect to recognize $28,440 into revenue over the next twelve months related to our deferred revenue as of June 30, 2018.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Contract Acquisition Costs
We have various commission programs for which eligible employees and third parties may earn commission on sales of services and products to customers. We expect that these commission fees are recoverable and, therefore, we have capitalized $41,898 (net of accumulated amortization) and $34,484 as contract costs as of June 30, 2018 and January 1, 2018, respectively, included within deferred customer acquisitions costs, current and deferred customer acquisition costs on our condensed consolidated balance sheet. In addition, we established a deferred tax liability associated with the transition asset of $9,636. Capitalized commission fees are amortized to sales and marketing expense over estimated customer life, which is six years for Business customers. During the three and six months ended June 30, 2018, the amounts amortized to sales and marketing were $2,264 and $4,423, respectively, and there were no impairment losses recognized in relation to the costs capitalized. In addition, the Company expenses sales commissions for commission plans related to customer arrangements deemed less than a year and for residuals and renewals.
Note 4.    Earnings Per Share
The following table sets forth the computation for basic and diluted earnings per share for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator
Net income	$8,559	$4,825	$33,083	$10,738
Denominator
Basic weighted average common shares outstanding	237,919	223,492	235,490	221,930
Dilutive effect of stock options and restricted stock units	10,337	16,446	12,883	17,993
Diluted weighted average common shares outstanding	248,256	239,938	248,373	239,923
Basic earnings per share
Basic earnings per share	$0.04	$0.02	$0.14	$0.05
Diluted earnings per share
Diluted earnings per share	$0.03	$0.02	$0.13	$0.04

For the three and six months ended June 30, 2018 and 2017, the following were excluded from the calculation of diluted earnings per common share because of their anti-dilutive effects:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Restricted stock units	3,591	4,540	1,896	3,344
Stock options	1,977	4,605	1,126	4,254
	5,568	9,145	3,022	7,598

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
A schedule of long-term note and revolving credit facility at June 30, 2018 and December 31, 2017 is as follows:

	June 30, 2018	December 31, 2017
2.50-3.25% Term note - due 2020, net of debt related costs	$63,560	$72,765
2.50-3.25% Revolving credit facility - due 2020	116,000	141,000
Total Long-term note and revolving credit facility	$179,560	$213,765
Term Note and Revolving Credit Facility
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
During the six months ended June 30, 2018, we made mandatory repayments of $9.4 million under the term note and made discretionary repayments of $35.0 million under the revolving credit facility and borrowed $10.0 million under the revolving credit facility. In addition, the effective interest rate was 4.88% as of June 30, 2018.
On July 31, 2018, the Company entered into a Second Amended and Restated Credit Facility (the "2018 Credit Facility") consisting of a $100.0 million senior secured term loan and a $500.0 million revolving credit facility. See Note 10. Subsequent Events for further discussion.
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
As of June 30, 2018, the fair market value of the swaps was $2,684, which is included in other assets on our condensed consolidated balance sheet. As of June 30, 2018, the critical terms of the swap agreements have not changed and therefore, there is no ineffectiveness to be recorded and all changes in the fair value of the interest rate swaps are recorded in accumulated other comprehensive income ("OCI"). The following table summarizes the effects of ASC 815 on the Company's accumulated OCI balance attributable to cash flow derivatives:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2018	2018

Accumulated OCI beginning balance	$1,745	$965
Mark-to-market of cash flow hedge accounting contracts	228	1,008
Accumulated OCI ending balance, net of tax of $711	$1,973	$1,973
Gains expected to be realized from accumulated OCI during the next 12 months	$—	$—

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 6.    Common Stock
As of June 30, 2018 and December 31, 2017, the Company had 596,950 shares of common stock authorized and had 8,550 shares available for grants under our share-based compensation programs as of June 30, 2018. For a detailed description of our share-based compensation programs refer to Note 10, Employee Stock Benefit Plans in our Annual Report on Form 10-K for the year ended December 31, 2017.
Common Stock Repurchases
On December 9, 2014, Vonage's Board of Directors authorized a program for the Company to repurchase up to $100.0 million of its outstanding common stock (the "2014 $100.0 million repurchase program"). Repurchases under the 2014 $100.0 million repurchase program are expected to be made over a four-year period ending on December 31, 2018.
We repurchased the following shares of common stock with cash resources under the 2014 $100.0 million repurchase program during the six months ended June 30, 2018 and 2017:

	Six Months Ended
	June 30,
	2018	2017
Shares of common stock repurchased	—	1,599
Value of common stock repurchased	$—	$9,510
There were no repurchases for the three and six months ended June 30, 2018 and the three months ended June 30, 2017.
As of June 30, 2018, $42,533 remained of our 2014 $100.0 million repurchase program. The repurchase program expires on December 31, 2018 but may be suspended or discontinued at any time without notice.
In any period under the 2014 $100.0 million repurchase program, cash used in financing activities related to common stock repurchases may differ from the comparable change in stockholders' equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash.
Note 7.    Commitments and Contingencies
From time to time, in addition to those identified below, we are subject to legal proceedings, claims, investigations, and proceedings in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment, and other matters. From time to time, we receive letters or other communications from third parties inviting us to obtain patent licenses that might be relevant to our business or alleging that our services infringe upon third party patents or other intellectual property. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss or range of loss can be reasonably estimated. These provisions, if any, are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. We believe that we have valid defenses with respect to the legal matters pending against us and are vigorously defending these matters. Given the uncertainty surrounding litigation and our inability to assess the likelihood of a favorable or unfavorable outcome in the matters noted below and our inability to reasonably estimate the amount of loss or range of loss, it is possible that the resolution of one or more of these matters could have a material adverse effect on our condensed consolidated financial position, cash flows or results of operations.
Litigation
IP Matters
RPost Holdings, Inc. On August 24, 2012, RPost Holdings, Inc., RPost Communications Limited, and RMail Limited (collectively, “RPost”) filed a lawsuit against StrongMail Systems, Inc. (“StrongMail”) in the United States District Court for the Eastern District of Texas alleging that StrongMail’s products and services, including its electronic mail marketing services, are covered by United States Patent Nos. 8,224,913, 8,209,389, 8,161,104, 7,966,372, and 6,182,219. On February 11, 2013, RPost filed an amended complaint, adding 27 new defendants, including Vonage America Inc. RPost’s amended complaint alleges willful infringement of the RPost patents by Vonage and each of the other new defendants because they are customers of StrongMail. StrongMail has agreed to fully defend and indemnify Vonage in this lawsuit. Vonage answered the complaint on May 7, 2013. On September 17, 2015, the Court ordered the consolidation for pre-trial purposes of this case with other cases by RPost. The lead

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

case has been administratively closed and stayed since January 30, 2014 due to multiple pending actions by third parties regarding ownership of the patents at issue. In a parallel Arizona district court litigation involving RPost, certain of the asserted patent claims were invalidated on June 7, 2016, which decision was affirmed by the Federal Circuit, with the Supreme Court denying certiorari on December 11, 2017. On June 2, 2018, the parties in the consolidated actions filed a joint notice regarding status of the co-pending actions. Plaintiffs requested that the stay be lifted, while defendants maintain that the stay should remain in place.
Commercial Litigation
Merkin & Smith, et al.  On September 27, 2013, Arthur Merkin and James Smith filed a putative class action lawsuit against Vonage America, Inc. in the Superior Court of the State of California, County of Los Angeles, alleging that Vonage violated California’s Unfair Competition Law by charging its customers fictitious 911 taxes and fees. On October 30, 2013, Vonage filed a notice removing the case to the United States District Court for the Central District of California. On November 26, 2013, Vonage filed its Answer to the Complaint. On December 4, 2013, Vonage filed a Motion to Compel Arbitration, which the Court denied on February 4, 2014. On March 5, 2014, Vonage appealed that decision to the United States Court of Appeals for the Ninth Circuit. On March 26, 2014, the district court proceedings were stayed pending the appeal. On February 29, 2016, the Ninth Circuit reversed the district court’s ruling and remanded with instructions to grant the motion to compel arbitration. On March 22, 2016, Merkin and Smith filed a petition for rehearing. On May 4, 2016, the Ninth Circuit withdrew its February 29, 2016 decision and issued a new order reversing the district court’s order and remanded with instructions to compel arbitration. The Ninth Circuit also declared as moot the petition for rehearing. On June 27, 2016, the lower court stayed the case pending arbitration. A joint status report was filed with the District Court on December 23, 2016. A second joint status report was filed with the District Court on March 23, 2017. A third joint status report was filed with the District Court on June 27, 2017. A fourth joint status report was filed with the District Court on September 26, 2017. A fifth joint status report was filed with the District Court on December 26, 2017. Counsel for Vonage spoke with counsel for plaintiffs in mid-February 2018, seeking voluntary dismissal. Plaintiff's counsel advised they intended to seek public injunctive relief. The parties are reviewing their respective positions. The parties will be filing a status report once plaintiffs decide their next steps.
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
Federal - Net Neutrality
Clear and enforceable net neutrality rules make it more difficult for broadband Internet service providers to block or discriminate against Vonage service. In addition, explicitly applying net neutrality rules to wireless broadband Internet service providers could create greater opportunities for VoIP applications that run on wireless broadband Internet service. In December 2010, the Federal Communications Commission, or FCC, adopted net neutrality rules that applied strong net neutrality rules to wired broadband Internet service providers and limited rules to wireless broadband Internet service providers. On January 14, 2014, the D.C. Circuit Court of Appeals vacated a significant portion of the 2010 rules. On May 15, 2014, the FCC issued a Notice of Proposed Rulemaking, or NPRM, proposing new net neutrality rules. After public response to the NPRM, the FCC adopted new neutrality rules on February 26, 2015. These rules prohibit broadband Internet service providers from: (1) blocking or throttling lawful content applications, or services; (2) imposing paid prioritization arrangements; and (3) unreasonably interfering or unreasonably disadvantaging consumers or edge providers. In addition, broadband Internet service providers are required to make certain disclosures regarding their network management practices, network performance, and commercial terms. These net neutrality rules apply the same requirements to wired and wireless broadband Internet service providers. In December 2017, the FCC issued a decision reversing its prior position on net neutrality. The decision allows for paid prioritization. Numerous public interest groups and some companies are currently or expected to challenge the order in court. It is also anticipated that Congress may introduce legislation to overrule the FCC's decision and reinstate net neutrality. Nonetheless, on June 4, 2018, the old Net Neutrality rules were repealed. Various states are enacting their own laws to require net neutrality within their state.
Federal - Rural Call Completion Issues
On February 7, 2013, the FCC released a NPRM on rural call completion issues. The NPRM proposed new detailed reporting requirements to gauge rural call completion performance. Rural carriers have argued that VoIP provider call completion performance to rural areas is generally poor. On October 28, 2013, the FCC adopted an order on rural call completion imposing new reporting

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

obligations and restricting certain call signaling practices. The call signaling rules went into effect on January 31, 2014.  We filed for extensions of the rules, which the FCC granted, and as of April 17, 2014, we were compliant with the FCC call signaling rules.  The effective date for the reporting requirements was April 1, 2015. We could be subject to an FCC enforcement action in the future in the event the FCC took the position that our rural call completion performance is inadequate or we were not compliant with the FCC’s order. On June 22, 2017, the FCC issued a Second Further Notice of Proposed Rulemaking. The FCC has proposed changes to the FCC's rules that allegedly would more effectively address rural call completion problems while reducing burdens on covered providers. Vonage reviewed and evaluated the FCC's proposed changes and provided input to The Voice on the Net, or VON, Coalition, an organization that works to advance regulatory policies for IP-enabled communications. Comments to the Rural Call Completion Second Report and Order and Third Further Notice of Proposed Rulemaking were adopted by the FCC on April 17, 2018. Comments were due on June 4, 2018 and replies were due on June 19, 2018. On April 24, the FCC Wireline Competition Bureau granted a waiver of the rural call completion reporting requirements, including a temporary waiver with respect to the report on May 1, 2018.
Federal - NPRM - Number Slamming
On July 13, 2017, the FCC adopted a NPRM regarding ways to protect consumers from number "slamming" and "cramming" without impeding competition or impairing the ability of consumers to switch providers. Vonage is monitoring this NPRM. On June 7, 2018, the FCC adopted new consumer protections against slamming and cramming. The amended rules reinforce the FCC's ability to take action against slammers and crammers and to deter carriers from slamming and cramming. Specifically, the FCC codified a ban on material misrepresentations on sales calls and unauthorized charges on telephone bills, and improved the effectiveness of the existing third-party verification process. At the same time, the FCC declined to adopt additional measures that may unduly hinder consumers' ability to switch providers.
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
State and Municipal Taxes
In accordance with generally accepted accounting principles, we make a provision for a liability for taxes when it is both probable that a liability has been incurred and the amount of the liability or range of liability can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. For a period of time, we did not collect or remit state or municipal taxes (such as sales, excise, utility, use, and ad valorem taxes), fees or surcharges (“Taxes”) on the charges to our customers for our services, except that we historically complied with the New Jersey sales tax. We have received inquiries or demands from a number of state and municipal taxing and 911 agencies seeking payment of Taxes that are applied to or collected from customers of providers of traditional public switched telephone network services. Although we have consistently maintained that these Taxes do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations, we are now collecting and remitting sales taxes in certain of those states including a number of states that have changed their statutes to expressly include VoIP. In addition, many states address how VoIP providers should contribute to support public safety

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

agencies, and in those states we remit fees to the appropriate state agencies. We could also be contacted by state or municipal taxing and 911 agencies regarding Taxes that do explicitly apply to VoIP and these agencies could seek retroactive payment of Taxes. As such, we have established reserves of $1,267 and $1,147 as of June 30, 2018 and December 31, 2017, respectively, as our best estimate of the potential tax exposure for any retroactive assessment.
UK OFCOM Investigation
On April 3, 2018, the UK Office of Communications ("OFCOM") launched an investigation to determine Vonage Limited’s compliance with General Condition 3.1 and Section 105A of the Communications Act 2003, which cover obligations of communication providers to take necessary measures to, among other things, maintain network availability and access to emergency services. In cases where violations are found, OFCOM has the authority to issue monetary penalties in accordance with its Guidelines and limitations imposed by statute. In April 2018, Vonage submitted its responses to OFCOM’s first request for information, and in May 2018, Vonage submitted its responses to OFCOM’s second request for information. OFCOM is reviewing the submitted information and will contact us in due course.

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
For our segments we categorize revenues as follows:
Services revenues. Services revenues consists primarily of revenue attributable to our communication services for Consumer and Software Defined Wide Area Network, or SD-WAN, UCaaS and CPaaS services for Business,
Access and product revenues. Product revenues include equipment sold to customers, shipping and handling, professional services, and broadband access. Beginning January 1, 2018, we also included revenues associated with providing access services to Business customers. We have adjusted the three and six months ended June 30, 2017 to include these revenues in access and product revenues which were previously included in service revenues.
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

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Access and product cost of revenues. Product cost of revenues includes equipment sold to customers, shipping and handling, professional services, cost of certain products including equipment or services that we give customers as promotions, and broadband access. As noted above, beginning January 1, 2018, we also included costs associated with providing access services to Business customers. We have adjusted the three and six months ended June 30, 2017 to include these costs in access and product revenues which were previously included in service cost of revenues.
USF cost of revenues. USF cost of revenues represents contributions to the Federal USF and related fees.
Information about our segment results for the three and six months ended June 30, 2018 were as follows:

	Three Months Ended			Six Months Ended
	June 30, 2018			June 30, 2018
	Business	Consumer	Total	Business	Consumer	Total
Revenues
Service revenues	$127,692	$100,467	$228,159	$243,994	$204,861	$448,855
Access and product revenues (1)	12,716	289	13,005	25,247	380	25,627
Service, access and product revenues	140,408	100,756	241,164	269,241	205,241	474,482
USF revenues	7,434	11,277	18,711	15,269	23,697	38,966
Total revenues	147,842	112,033	259,875	284,510	228,938	513,448

Cost of revenues
Service cost of revenues (2)	60,335	12,375	72,710	113,317	26,389	139,706
Access and product cost of revenues (1)	13,913	1,870	15,783	28,404	3,664	32,068
Service, access and product cost of revenues	74,248	14,245	88,493	141,721	30,053	171,774
USF cost of revenues	7,434	11,277	18,711	15,274	23,723	38,997
Total cost of revenues	81,682	25,522	107,204	156,995	53,776	210,771

Segment gross margin
Service margin	67,357	88,092	155,449	130,677	178,472	309,149
Access and product margin	(1,197)	(1,581)	(2,778)	(3,157)	(3,284)	(6,441)
Gross margin ex-USF (Service, access and product margin)	66,160	86,511	152,671	127,520	175,188	302,708
USF margin	—	—	—	(5)	(26)	(31)
Segment gross margin	$66,160	$86,511	$152,671	$127,515	$175,162	$302,677

Segment gross margin %
Service margin %	52.7%	87.7%	68.1%	53.6%	87.1%	68.9%
Gross margin ex-USF (Service, access and product margin %)	47.1%	85.9%	63.3%	47.4%	85.4%	63.8%
Segment gross margin %	44.8%	77.2%	58.7%	44.8%	76.5%	58.9%
(1) Includes customer premise equipment, access, and shipping and handling.
(2) Excludes depreciation and amortization of $4,978 and $1,248 for the three months ended June 30, 2018 and $9,951 and $2,709 for the six months ended June 30, 2018, respectively.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Information about our segment results for the three and six months ended June 30, 2017 were as follows:

	Three Months Ended			Six Months Ended
	June 30, 2017			June 30, 2017
	Business	Consumer	Total	Business	Consumer	Total
Revenues
Service revenues	$103,198	$115,636	$218,834	$194,995	$234,753	$429,748
Access and product revenues (1)	14,019	201	14,220	27,873	404	28,277
Service, access and product revenues	117,217	115,837	233,054	222,868	235,157	458,025
USF revenues	6,497	12,285	18,782	12,648	24,510	37,158
Total revenues	123,714	128,122	251,836	235,516	259,667	495,183

Cost of revenues
Service cost of revenues (2)	47,554	21,435	68,989	84,963	43,535	128,498
Access and product cost of revenues (1)	14,148	1,942	16,090	29,136	3,958	33,094
Service, access and product cost of revenues	61,702	23,377	85,079	114,099	47,493	161,592
USF cost of revenues	6,497	12,285	18,782	12,648	24,510	37,158
Total cost of revenues	68,199	35,662	103,861	126,747	72,003	198,750

Segment gross margin
Service margin	55,644	94,201	149,845	110,032	191,218	301,250
Access and product margin	(129)	(1,741)	(1,870)	(1,263)	(3,554)	(4,817)
Gross margin ex-USF (Service, access and product margin)	55,515	92,460	147,975	108,769	187,664	296,433
USF margin	—	—	—	—	—	—
Segment gross margin	$55,515	$92,460	$147,975	$108,769	$187,664	$296,433

Segment gross margin %
Service margin %	53.9%	81.5%	68.5%	56.4%	81.5%	70.1%
Gross margin ex-USF (Service, access and product margin %)	47.4%	79.8%	63.5%	48.8%	79.8%	64.7%
Segment gross margin %	44.9%	72.2%	58.8%	46.2%	72.3%	59.9%
(1) Includes customer premise equipment, access, and shipping and handling.
(2) Excludes depreciation and amortization of $5,003 and $1,860 for the three months ended June 30, 2017 and $9,878 and $3,767 for the six months ended June 30, 2017, respectively.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

A reconciliation of the total of the reportable segments' gross margin to consolidated income before income taxes is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Total reportable gross margin	$152,671	$147,975	$302,677	$296,433
Sales and marketing	77,685	79,738	154,821	161,669
Engineering and development	10,375	6,670	21,195	15,040
General and administrative	32,174	36,514	59,756	71,600
Depreciation and amortization	19,062	18,394	35,862	36,341
Income from operations	13,375	6,659	31,043	11,783

Interest expense	(3,097)	(3,861)	(6,258)	(7,564)
Other income (expense), net	337	690	84	475
Income before income taxes	$10,615	$3,488	$24,869	$4,694
Information about our operations by geographic location is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenues:
United States	$205,977	$214,182	$414,111	$427,506
Canada	6,831	9,002	13,868	16,447
United Kingdom	10,527	6,926	20,259	12,271
Other Countries (1)	36,540	21,726	65,210	38,959
	$259,875	$251,836	$513,448	$495,183
(1) No individual other international country represented greater than 10% of total revenue during the periods presented.

	June 30, 2018	December 31, 2017
Long-lived assets:
United States	$583,819	$615,432
United Kingdom	301	365
Israel	625	243
	$584,745	$616,040

Note 9. Income Taxes

The income tax (expense) benefit consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Income before income taxes	$10,615	$3,488	$24,869	$4,694
Income tax (expense) benefit	(2,056)	1,337	8,214	6,044
Effective tax rate	19.4%	(38.3)%	(33.0)%	(128.8)%

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

We recognize income tax equal to pre-tax income multiplied by our annual effective income tax rate. In addition, adjustments are recorded for discrete period items and changes to our state effective tax rate which can cause the rate to fluctuate from quarter to quarter.
For the three and six months ended June 30, 2018, our effective tax rate was different than the statutory rate due to a forecasted permanent adjustment of $6,702 for both periods related to the new Global Intangible Low-Taxed Income ("GILTI") tax rules that were enacted as part of tax reform in December 2017. In addition, the Company recorded a discrete period tax benefit of $2,009 and $17,316, respectively, which were recognized related to excess tax benefits on equity compensation for three and six months ended June 30, 2018.
For the three and six months ended June 30, 2017, our effective tax rate was different than the statutory rate due to a discrete period tax benefits of $8,325 and $1,433, respectively which were recognized related to excess tax benefits on equity compensation recognized primarily in the first quarter of 2017 as well as an adjustment to our deferred asset related to stock compensation.
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
During the first half of 2018, we reviewed further information and interpreted the TCJA utilizing additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and other regulatory bodies. We have made no adjustments to the provisional amounts recorded related to the re-measurement of the deferred tax asset as well as the conclusion regarding the applicability of repatriation tax. The Company will continue to analyze the effects of the TCJA on the Company’s operations and will record any adjustments associated with the enactment of the legislature during the measurement period as provided by SAB 118.
Uncertain Tax Positions
The Company had an uncertain tax position of $1,086 as of December 31, 2017. The Company no longer has any uncertain tax positions as of June 30, 2018 as a result of acceptance by the Internal Revenue Service of requested accounting method change relating to the reporting of tenant incentive allowance income. Generally, the Company recognizes interest and penalties related to uncertain tax positions in income taxes. The Company did not have any interest or penalties related to this uncertain tax position during the six months ended June 30, 2018 and June 30, 2017.
Net Operating Loss Carry Forwards ("NOLs")
As of June 30, 2018, we had cumulative domestic Federal NOLs of $559,041 and cumulative state NOLs of $146,254, expiring at various times through 2037. In addition, we had NOLs for United Kingdom tax purposes of $50,142 with no expiration date.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 10. Subsequent Events

On August 1, 2018, the Company announced that, through its wholly-owned subsidiary Nexmo Inc., it had acquired 100% of the issued and outstanding shares of Telefonica Digital, Inc. (“TDI”), a subsidiary of Telefonica, S.A., and TDI’s subsidiaries, TokBox, Inc. (“TokBox”) and TokBox Australia Pty Limited, in an all-cash transaction for an enterprise value of $35 million, including certain assumed net liabilities. The acquisition is effective immediately.
San Francisco-based TokBox develops and operates the OpenTok Platform and is the industry leader in the WebRTC programmable video segment of the cloud communications market.
On July 31, 2018, the Company entered into the 2018 Credit Facility consisting of a $100 million senior secured term loan and a $500 million revolving credit facility bearing interest at LIBOR plus 2.25% at closing. The 2018 Credit Facility represents a $150 million increase from the 2016 Credit Agreement and has a maturity date of July 31, 2023. The Company used $232 million of the proceeds from the 2018 Credit Facility to retire all outstanding indebtedness under the 2016 Credit Facility and to cover transaction fees and expenses. The co-borrowers under the 2018 Credit Facility are the Company and Vonage America Inc., the Company’s wholly owned subsidiary. Obligations under the 2018 Credit Facility are guaranteed, fully and unconditionally, by the Company’s other United States material subsidiaries and are secured by substantially all of the assets of each borrower and each guarantor.

.

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
Overview and Strategy
At Vonage, we are redefining business communications. True to our roots as a technology disruptor, we are embracing technology to transform how businesses communicate to create better business outcomes. Our cloud communications platform enables businesses of all sizes to collaborate more productively and engage their customers more efficiently across any device. Vonage customers can choose among two separate delivery models to suit their specific communication needs: They can purchase Vonage Business with a Software-as-a-Service, or SaaS, model for a complete and configured unified communications solution or they can purchase Nexmo's "the Vonage API Platform" with a Platform-as-a-Service, or PaaS, model and consume our cloud communication in programmable modules, delivered via application programming interfaces, or APIs. We also provide a robust suite of feature-rich residential communication solutions.

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
Our Vonage Enterprise offering is sold primarily through our channel partner, and our field and enterprise sales teams, and generally requires a three-year contract. We are a preferred provider for many of the largest master agents in the country, harnessing a network of over 20,000 sub agents selling both Vonage Enterprise and Vonage Business Cloud. We believe we have one of the largest multi-channel distribution sales platforms in our industry to serve the full range of business customers. We plan to capitalize on the growing adoption of cloud-based communications and collaboration solutions by continuing to expand our salesforce, expand into new markets, and enhance our relationships with existing customers to provide additional functionality and overall business value that can be achieved with our UCaaS platform.

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
Customers in the United States represented 79% and 81% of our consolidated revenues for the three and six months ended June 30, 2018, respectively, with the balance in Canada, the United Kingdom, Hong Kong, Singapore and many other countries around the world.
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

Key Operating Data

The table below includes key operating data that our management uses to measure the growth and operating performance of the Business segment:

Business	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Service revenue per customer	$348	$327	$338	$321
Business revenue churn	1.2%	1.1%	1.2%	1.2%
Service Revenue per Customer. Service revenue per customer for a particular period is calculated by dividing the average monthly service revenues for the period by the average number of customers over the number of months in the period. The average number of customers is the number of customers on the first day of the period, plus the number of customers on the last day of the period, divided by two. Service revenue excludes revenues from trading and auction customers. Service revenue per customer increased from $327 for the three months ended June 30, 2017 to $348 for the three months ended June 30, 2018 primarily driven by the Company's successful efforts to attract larger business customers and to expand services provided to our existing business customers. Service revenue per customer increased from $321 for the six months ended June 30, 2017 to $338 for the six months ended June 30, 2018 also primarily driven by the Company's successful efforts to attract larger business customers and to expand services provided to our existing business customers.
Business Revenue Churn. Business revenue churn is calculated by dividing the revenue from customers or customer locations that have been confirmed to be foregone during a period by the simple average of the total revenue from all customers in that period. Revenue for purposes of determining Business revenue churn is service revenue excluding revenue from our trading and auction customers, and usage in excess of a customer’s contracted service plan, regulatory fees charged to customers, and credits. The simple average of total revenue from all customers during the period is the total revenue as defined herein on the first day of the period, plus the total revenue as defined herein on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first month after activation. Other companies may calculate business revenue churn differently, and their business revenue churn data may not be directly comparable to ours. Business revenue churn increased from 1.1% for the three months ended June 30, 2017 to 1.2% for the three months ended June 30, 2018 and remained flat at 1.2% for the six months ended June 30, 2017 and the six months ended June 30, 2018, respectively.  Our revenue churn will fluctuate over time due to economic conditions, seasonality in certain customer's operations, loss of customers who are acquired, and competitive pressures including promotional pricing. We are continuing to invest in our overall quality of service which includes customer care headcount and systems, billing systems, on-boarding processes and self-service options to ensure we scale our processes to our growth and continue to improve the overall customer experience.

The table below includes key operating data that our management uses to measure the growth and operating performance of the Consumer segment:

Consumer	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Average monthly revenues per subscriber line	$26.37	$26.33	$26.45	$26.18
Subscriber lines (at period end)	1,393,131	1,594,857	1,393,131	1,594,857
Customer churn	1.7%	1.9%	1.8%	2.0%
Average Monthly Revenues per Subscriber Line. Average monthly revenues per subscriber line for a particular period is calculated by dividing our revenues for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. The simple average number of subscriber lines for the period is the number of subscriber lines on the first day of the period, plus the number of subscriber lines on the last day of the period, divided by two. Our average monthly revenues per subscriber line increased slightly from $26.33 for the three months ended June 30, 2017 to $26.37 for the three months ended June 30, 2018 and increased slightly from $26.18 for the six months ended June 30, 2017 to $26.45 for the six months ended June 30, 2018, respectively, which is driven by the Company's ability to retain its more tenured customers.
Subscriber Lines. Our subscriber lines include, as of a particular date, all paid subscriber lines from which a customer can make an outbound telephone call on that date. Our subscriber lines include fax lines, including fax lines bundled with subscriber lines in our small office home office calling plans and soft phones, but do not include our virtual phone numbers and toll free numbers, which only allow inbound telephone calls to customers. Subscriber lines decreased from 1,594,857 as of June 30, 2017 to 1,393,131 as of June 30, 2018, reflecting planned actions to enhance the profitability of the assisted sales channel by eliminating lower performing locations and restructuring the pricing offers, and to shift investment to our business market.
Customer Churn. Customer churn is calculated by dividing the number of customers that have terminated during a period by the simple average of number of customers in a given period. The simple average number of customers during the period is the number of customers on the first day of the period, plus the number of customers on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first month after activation. Other companies may calculate customer churn differently, and their customer churn data may not be directly comparable to ours. Customer churn decreased from 1.9% for the three months ended June 30, 2017 to 1.7% for the three months ended June 30, 2018 and decreased from 2.0% for the six months ended June 30, 2017 to 1.8% for the six months ended June 30, 2018, respectively. We monitor customer churn on a daily basis and use it as an indicator of the level of customer satisfaction. Customers who have been with us for a year or more tend to have a lower churn rate than customers who have not. In addition, our customers who are international callers generally churn at a lower rate than customers who are domestic callers. Our customer churn will fluctuate over time due to economic conditions, competitive pressures including promotional pricing targeting international long distance callers, marketplace perception of our services, and our ability to provide high quality customer care and network quality and add future innovative products and services.

Results of Operations
The following table sets forth, as a percentage of total revenues, our consolidated statement of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Total revenues	100%	100%	100%	100%

Operating Expenses:
Cost of revenues (exclusive of depreciation and amortization)	41	41	41	40
Sales and marketing	30	32	30	33
Engineering and development	4	3	4	3
General and administrative	13	14	12	14
Depreciation and amortization	7	7	7	7
Total operating expenses	95	97	94	97
Income from operations	5	3	6	3
Other Income (Expense):
Interest expense	(1)	(2)	(1)	(2)
Other income (expense), net	—	—	—	—
Total other income (expense), net	(1)	(2)	(1)	(2)
Income before income taxes	4	1	5	1
Income tax (expense) benefit	(1)	1	1	1
Net income	3%	2%	6%	2%

Management's Discussion of the Results of Operations for the Three and Six Months Ended June 30, 2018 and 2017
The Company had income before income taxes of $10,615 and $3,488 for the three months ended June 30, 2018 and 2017 and $24,869 and $4,694 for the six months ended June 30, 2018 and 2017, respectively. The increases in income before income taxes as compared to the prior year were primarily caused by higher business gross margins discussed below as well as lower other operating expenses of $2,020 and $13,016 for the three and six months, respectively, as a result of higher general and administrative expenses during the three and six months ended June 30, 2017 related to acquisition related consideration for Nexmo in the prior year.
The Company had net income of $8,559 and $4,825 for the three months ended June 30, 2018 and 2017 and $33,083 and $10,738 for the six months ended June 30, 2018 and 2017, respectively. The increase in net income for the three months ended June 30, 2018 is the result of the aforementioned increase in income before income taxes partially offset by an increase in income tax expense of $3,393. The increase in net income for the six months ended June 30, 2018 is primarily the result of the aforementioned increase in income before income taxes and by an increase in income tax benefit of $2,170 primarily driven by the exercise of stock options and vesting of restricted stock during the first quarter of 2018.

We calculate gross margin in order to evaluate operating revenues as total revenues less cost of revenues, which primarily consists of fees that we pay to third parties on an ongoing basis in order to provide our services and costs incurred when a customer first subscribes to our service. The following table presents consolidated revenues, cost of revenues and the composition of gross margin for the three and six months ended June 30, 2018 and 2017:

(in thousands, except percentages)	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2018	2017	Dollar Change	Percent Change	2018	2017	Dollar Change	Percent Change
Revenues	$259,875	$251,836	$8,039	3%	$513,448	$495,183	$18,265	4%
Cost of revenues (1)	107,204	103,861	3,343	3%	210,771	198,750	12,021	6%
Gross margin	$152,671	$147,975	$4,696	3%	$302,677	$296,433	$6,244	2%
(1) Excludes depreciation and amortization of $6,226 and $6,863 for the three months ended June 30, 2018 and 2017, respectively, and $12,660 and $13,645 for the six months ended June 30, 2018 and 2017, respectively.
Consolidated revenues and cost of revenues were impacted by the following trends and uncertainties:
Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017
•Consolidated revenues increased 3% for the three months ended June 30, 2018 as compared to the prior year period. The increase is primarily due to business customer growth of 12% driving an increase in revenues of $24,128 offset by declining consumer revenues of $16,089 in connection with the continued decline of subscriber lines. The Company continues to expect that the Consumer portion of the Company's overall business will become less significant as the Company reallocates resources to increase market share in its Business communications platforms.
•Cost of revenues increased 3% for the three months ended June 30, 2018 as compared to the prior year period driven by increased costs incurred in servicing our business customers of $13,483 due to the increase in customer growth. This was offset by a decrease in costs associated with our consumer costs of $10,140 as subscriber lines continues to decline resulting in lower international and long-distance termination costs.
Six Months Ended June 30, 2018 compared to Six Months Ended June 30, 2017
•Consolidated revenues increased 4% for the six months ended June 30, 2018 as compared to the prior year period. The increase is primarily due to business customer growth driving an increase in revenues of $48,994 offset by declining consumer revenues of $30,729 in connection with the continued decline of subscriber lines. The Company continues to expect that the Consumer portion of the Company's overall business will become less significant as the Company reallocates resources to increase market share in its Business communications platforms.
•Cost of revenues increased 6% for the six months ended June 30, 2018 as compared to the prior year period driven by increased costs incurred in servicing our business customers of $30,248 driven by an increase in customers of 12% along with costs associated with trading activities at Nexmo that are recognized on a gross basis beginning in the second quarter of 2017 which were reported as net in the prior year quarter. This was offset by a decrease in costs associated with our consumer costs of $18,227 as subscriber lines continues to decline resulting in lower international and long-distance termination costs.

Business Gross Margin for the Three and Six Months Ended June 30, 2018 and 2017

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2018	2017	Dollar Change	Percent Change	2018	2017	Dollar Change	Percent Change
Revenues
Service revenues	$127,692	$103,198	$24,494	24%	$243,994	$194,995	$48,999	25%
Access and product revenues(1)	12,716	14,019	(1,303)	(9)%	25,247	27,873	(2,626)	(9)%
Service, access and product revenues	140,408	117,217	23,191	20%	269,241	222,868	46,373	21%
USF revenues	7,434	6,497	937	14%	15,269	12,648	2,621	21%
Total revenues	147,842	123,714	24,128	20%	284,510	235,516	48,994	21%

Cost of revenues
Service cost of revenues (2)	60,335	47,554	12,781	27%	113,317	84,963	28,354	33%
Access and product cost of revenues (1)	13,913	14,148	(235)	(2)%	28,404	29,136	(732)	(3)%
Service, access and product cost of revenues	74,248	61,702	12,546	20%	141,721	114,099	27,622	24%
USF cost of revenues	7,434	6,497	937	14%	15,274	12,648	2,626	21%
Total cost of revenues	81,682	68,199	13,483	20%	156,995	126,747	30,248	24%

Segment gross margin
Service margin	67,357	55,644	11,713	21%	130,677	110,032	20,645	19%
Gross margin ex-USF (Service, access and product margin)	66,160	55,515	10,645	19%	127,520	108,769	18,751	17%
Segment gross margin	$66,160	$55,515	$10,645	19%	$127,515	$108,769	$18,746	17%

Segment gross Margin %
Service margin %	52.7%	53.9%	53.6%	56.4%
Gross margin ex-USF (Service, access and product margin) %	47.1%	47.4%	47.4%	48.8%
Segment gross margin %	44.8%	44.9%	44.8%	46.2%

(1)	Includes customer premise equipment, access, and shipping and handling.

(2)
Excludes depreciation and amortization of $4,978 and $5,003 for the three months ended June 30, 2018 and 2017, respectively and $9,951 and $9,878 for the six months ended June 30, 2018 and 2017, respectively.

Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017
The following table describes the increase in business gross margin for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017:

(in thousands)
Service gross margin increased 21% primarily due to continued growth of our service offerings to our Business customers consistent with our overall organic growth in our Business customer base of 12% as compared to the prior year quarter	$11,713
Access and product gross margin decreased due to higher costs providing access services to Business customers during the current quarter	(1,068)
Increase in segment gross margin	10,645
While service gross margin has increased, it is noted that service gross margin percentage decreased to 52.7% for the three months ended June 30, 2018 from 53.9% for the three months ended June 30, 2017. The decrease in business service margin percentage is a result of the sale of a greater proportion of lower margin services across our Business segment during the current quarter as compared to the same period in the prior year along with higher costs as the Company has reallocated resources towards the Business segment as part of a strategic effort to continue to increase customer growth. Our gross margin percentage may continue to be impacted by changes in the mix of service offerings provided to our customers across our Business segment.
Six Months Ended June 30, 2018 compared to Six Months Ended June 30, 2017
The following table describes the increase in business gross margin for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017:

(in thousands)
Service gross margin increased 19% primarily due to continued growth of our service offerings to our Business customers consistent with our overall organic growth in our Business customer base of 12% as compared to the prior year period	$20,645
Access and product gross margin decreased due to higher costs providing access services to Business customers during the current period	(1,894)
USF gross margin decreased mainly due to payment during the first quarter of 2018 for USF fees not collected in 2017	(5)
Increase in segment gross margin	18,746
While service gross margin has increased, it is noted that service gross margin percentage decreased to 53.6% for the six months ended June 30, 2018 from 56.4% for the six months ended June 30, 2017. The decrease in business service margin percentage is a result of the sale of a greater proportion of lower margin services across our Business segment during the six months as compared to the same period in the prior year along with higher costs as the Company has reallocated resources towards the Business segment as part of a strategic effort to continue to increase customer growth. Our gross margin percentage may continue to be impacted by changes in the mix of service offerings provided to our customers across our Business segment.

Consumer Gross Margin for the Three and Six Months Ended June 30, 2018 and 2017

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2018	2017	Dollar Change	Percent Change	2018	2017	Dollar Change	Percent Change
Revenues
Service revenues	$100,467	$115,636	$(15,169)	(13)%	$204,861	$234,753	$(29,892)	(13)%
Access and product revenues(1)	289	201	88	44%	380	404	(24)	(6)%
Service, access and product revenues	100,756	115,837	(15,081)	(13)%	205,241	235,157	(29,916)	(13)%
USF revenues	11,277	12,285	(1,008)	(8)%	23,697	24,510	(813)	(3)%
Total revenues	112,033	128,122	(16,089)	(13)%	228,938	259,667	(30,729)	(12)%

Cost of revenues
Service cost of revenues (2)	12,375	21,435	(9,060)	(42)%	26,389	43,535	(17,146)	(39)%
Access and product cost of revenues (1)	1,870	1,942	(72)	(4)%	3,664	3,958	(294)	(7)%
Service, access and product cost of revenues	14,245	23,377	(9,132)	(39)%	30,053	47,493	(17,440)	(37)%
USF cost of revenues	11,277	12,285	(1,008)	(8)%	23,723	24,510	(787)	(3)%
Total cost of revenues	25,522	35,662	(10,140)	(28)%	53,776	72,003	(18,227)	(25)%

Segment gross margin
Service margin	88,092	94,201	(6,109)	(6)%	178,472	191,218	(12,746)	(7)%
Gross margin ex-USF (Service, access and product margin)	86,511	92,460	(5,949)	(6)%	175,188	187,664	(12,476)	(7)%
Segment gross margin	$86,511	$92,460	$(5,949)	(6)%	$175,162	$187,664	$(12,502)	(7)%

Segment gross Margin %
Service margin %	87.7%	81.5%	87.1%	81.5%
Gross margin ex-USF (Service, access and product margin) %	85.9%	79.8%	85.4%	79.8%
Segment gross margin %	77.2%	72.2%	76.5%	72.3%

(1)	Includes customer premise equipment and shipping and handling.

(2)
Excludes depreciation and amortization of $1,248 and $1,860 for the three months ended June 30, 2018 and 2017, respectively and $2,709 and $3,767 for the six months ended June 30, 2018 and 2017, respectively.

Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017
The following table describes the decrease in consumer gross margin for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017:

(in thousands)
Service gross margin decreased primarily due to a decrease in subscriber lines of 13% resulting in lower gross margin of $8,019 as we have reallocated resources to attract more profitable business customers. This was offset by a slight increase in average revenue per customer and lower overall costs incurred by the Consumer segment resulting in increased gross margin of $1,910	$(6,109)
Access and product gross margin increased 9% primarily due lower equipment costs associated with sales to customers during the current quarter	160
Decrease in segment gross margin	(5,949)
Consumer service gross margin percentage increased to 87.7% for the three months ended June 30, 2018 from 81.5% for the three months ended June 30, 2017. The increase in consumer service margin percentage is primarily driven by overall lower costs attributed to consumer services as the Company shifts resources towards attracting more profitable business customers.
Six Months Ended June 30, 2018 compared to Six Months Ended June 30, 2017
The following table describes the decrease in consumer gross margin for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017:

(in thousands)
Service gross margin decreased primarily due to a decrease in subscriber lines of 13% resulting in lower gross margin of $14,614 as we have reallocated resources to attract more profitable business customers. This was offset by a slight increase in average revenue per customer and lower overall costs incurred by the Consumer segment resulting in increased gross margin of $1,868	$(12,746)
Access and product gross margin increased 8% primarily due lower equipment costs associated with sales to customers during the six months	270
USF gross margin decreased mainly due to payment during the quarter for USF fees not collected in 2017	(26)
Decrease in segment gross margin	(12,502)
Consumer service gross margin percentage increased to 87.1% for the six months ended June 30, 2018 from 81.5% for the six months ended June 30, 2017. The increase in consumer service margin percentage is primarily driven by overall lower costs attributed to consumer services as the Company shifts resources towards attracting more profitable business customers.
Other Operating Expenses

The following table presents our other operating costs during the three and six months ended June 30, 2018 and 2017, respectively:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2018	2017	Dollar Change	Percent Change	2018	2017	Dollar Change	Percent Change
Sales and marketing	$77,685	$79,738	$(2,053)	(3)%	$154,821	$161,669	$(6,848)	(4)%
Engineering and development	10,375	6,670	3,705	56%	21,195	15,040	6,155	41%
General and administrative	32,174	36,514	(4,340)	(12)%	59,756	71,600	(11,844)	(17)%
Depreciation and amortization	19,062	18,394	668	4%	35,862	36,341	(479)	(1)%
Total other operating expenses	$139,296	$141,316	$(2,020)	(1)%	$271,634	$284,650	$(13,016)	(5)%

Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017

Total other operating expenses decreased by $2,020 as compared to the three months ended June 30, 2017 due to the following:

•
Sales and marketing expense decreased by $2,053 due to a reduction in marketing through traditional media outlets. Also attributing to the decline in sales and marketing expense was a decrease in commissions upon adoption of Topic 606 as costs to acquire Business customers are deferred and amortized over the life of the associated customer. Prior to adoption, commissions were expensed as they were earned.

•
Engineering and development expense increased by $3,705 in connection with the Company's continued transformation focused on innovation especially in regards to developing further functionality related to its proprietary platform in order to support customers through the mid-market and enterprise sector.

•
General and administrative expense decreased by $4,340 due in part to integration and severance costs incurred during the prior year quarter which did not occur during the three months ended June 30, 2018.

•
Depreciation and amortization expense increased by $668 primarily due to accelerated software amortization partially offset by the expiration of the Company's capital lease in August 2017 associated with its office location in Holmdel, New Jersey.

Six Months Ended June 30, 2018 compared to Six Months Ended June 30, 2017

Total other operating expenses decreased by $13,016 as compared to the six months ended June 30, 2017 due to the following:

•
Sales and marketing expense decreased by $6,848 due to a reduction in marketing through traditional media outlets. Also attributing to the decline in sales and marketing expense was a decrease in commissions upon adoption of Topic 606 as costs to acquire Business customers are deferred and amortized over the life of the associated customer. Prior to adoption, commissions were expensed as they were earned.

•
Engineering and development expense increased by $6,155 in connection with the Company's continued transformation focused on innovation especially in regards to developing further functionality related to its proprietary platform in order to support customers through the mid-market and enterprise sector.

•
General and administrative expense decreased by $11,844 due in part to integration and severance costs incurred during the prior year period which did not occur during the six months ended June 30, 2018.

•
Depreciation and amortization expense decreased by $479 primarily due to the expiration of the Company's capital lease in August 2017 associated with its office location in Holmdel, New Jersey offset in part by accelerated software amortization.

Other Income (Expense)

(in thousands, except percentages)	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2018	2017	Dollar Change	Percent Change	2018	2017	Dollar Change	Percent Change
Interest expense	(3,097)	(3,861)	(764)	(20)%	(6,258)	(7,564)	(1,306)	(17)%
Other income (expense), net	337	690	(353)	(51)%	84	475	(391)	(82)%
	$(2,760)	$(3,171)	$(411)		$(6,174)	$(7,089)	$(915)
Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017
Interest expense. The decrease in interest expense of $764, or 20%, was mainly due to lower principal balances on our credit facility that we entered into in June 2016 (the "2016 Credit Facility") as compared to the prior year, which was offset by slightly higher interest rates.
Six Months Ended June 30, 2018 compared to Six Months Ended June 30, 2017
Interest expense. The decrease in interest expense of $1,306, or 17%, was mainly due to lower principal balances on our credit facility that we entered into in June 2016 (the "2016 Credit Facility") as compared to the prior year, which was offset by slightly higher interest rates.
Income Taxes
We recognize income tax expense equal to pre-tax income multiplied by our effective income tax rate. In addition, adjustments are recorded for discrete period items and changes to our state effective tax rate which can cause the rate to fluctuate from quarter to quarter.

During the three months ended June 30, 2018, we recognized an additional discrete period tax benefit of $2,009 related to excess tax benefits on equity compensation recognized during the quarter. During the six months ended June 30, 2018, we recognized a discrete period tax benefit of $17,316 related to excess tax benefits on equity compensation recognized in the first half of 2018.
During the three and six months ended June 30, 2017, we recognized discrete period tax benefits of $8,325 and $1,433 which were recognized related to excess tax benefits on equity compensation recognized primarily in the first quarter of 2017 as well as an adjustment to our deferred asset related to stock compensation.

Liquidity and Capital Resources
For the six months ended June 30, 2018, we generated higher cash from operations compared to the prior year. We expect to continue to balance efforts to grow our revenue while consistently achieving operating profitability. To grow our revenue, we continue to make investments in growth initiatives, marketing, application development, network quality and expansion, and customer care. Although we believe we will achieve consistent profitability in the future, we ultimately may not be successful and we may not achieve consistent profitability. We believe that cash flow from operations and cash on hand will fund our operations for at least the next twelve months.
The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended
	June 30,
(in thousands)	2018	2017	Dollar Change
Net cash provided by operating activities	$65,935	$32,693	$33,242
Net cash used in investing activities	(12,007)	(14,277)	2,270
Net cash used in financing activities	(58,033)	(21,378)	(36,655)

Operating Activities
Cash provided by operating activities increased to $65,935 for the six months ended June 30, 2018 compared to $32,693 for the six months ended June 30, 2017, primarily due to an increase in earnings as compared to the prior period, offset by a decrease in stock compensation expense during the six months ended June 30, 2018 of $4,919 driven by higher acquisition related stock compensation expense in the prior year period and a decrease in deferred tax expense during the six months ended June 30, 2018 of $2,194.
Changes in working capital include changes in accounts receivable, inventory, prepaid and other assets, accounts payable, accrued and other liabilities, and deferred revenue and costs. Cash used for working capital requirements decreased by $12,149 during the six months ended June 30, 2018 compared to the prior year period primarily due to the timing of payments.
Investing Activities
Cash used in investing activities for the six months ended June 30, 2018 of $12,007 was mainly attributable to the purchase of capital expenditures of $7,787 and development of software assets of $4,220.
Cash used in investing activities for the six months ended June 30, 2017 of $14,277 was mainly attributable to the capital expenditures of $8,995 and development of software assets of $6,884, offset by the sales of marketable securities of $602 and cash proceeds of $1,000 associated with the sale of the Hosted Infrastructure product line in the second quarter of 2017.

Financing Activities
Cash used in financing activities for the six months ended June 30, 2018 of $58,033 was primarily attributable to $9,375 in 2016 term note principal payments, $35,000 in 2016 revolving credit facility principal payments, $95 in capital lease payments, and $28,618 in employee taxes paid on withholding shares, offset by $5,055 in proceeds received from the exercise of stock options and $10,000 in proceeds received from 2016 revolving credit facility.
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

Available Borrowings Under the 2016 Credit Facility
We maintain significant availability under our lines of credit to meet our short-term liquidity requirements. As of June 30, 2018, amounts available under the 2016 Credit Facility totaled $209 million.
On July 31, 2018, the Company entered into the 2018 Credit Facility consisting of a $100 million senior secured term loan and a $500 million revolving credit facility bearing interest at LIBOR plus 2.25% at closing. The 2018 Credit Facility represents a $150 million increase from the 2016 Credit Agreement and has a maturity date of July 31, 2023. The Company used $232 million of the proceeds from the 2018 Credit Facility to retire all outstanding indebtedness under the 2016 Credit Facility and to cover transaction fees and expenses. The co-borrowers under the 2018 Credit Facility are the Company and Vonage America Inc., the Company’s wholly owned subsidiary. Obligations under the 2018 Credit Facility are guaranteed, fully and unconditionally, by the Company’s other United States material subsidiaries and are secured by substantially all of the assets of each borrower and each guarantor.
State and Local Sales Taxes
We also have contingent liabilities for state and local sales taxes. As of June 30, 2018, we had a reserve of $1,267. If our ultimate liability exceeds this amount, it could affect our liquidity unfavorably. However, we do not believe it will significantly impair our liquidity.
Capital Expenditures
For the six months ended June 30, 2018, capital expenditures were primarily for the implementation of software solutions and purchase of network equipment as we continue to expand our network. Our capital expenditures for the six months ended June 30, 2018 were $12,007, of which $4,220 was for software acquisition and development. The majority of these expenditures are comprised of investments in information technology and systems infrastructure, including an electronic data warehouse, online customer service, and customer management platforms. For 2018, we believe our capital and software expenditures will be approximately $30,000.
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
As of June 30, 2018, approximately $42,533 remained of our 2014 $100.0 million repurchase program. The repurchase program expires on December 31, 2018 but may be suspended or discontinued at any time without notice.

Off-Balance Sheet Arrangements
Obligations under Certain Guarantee Contracts
We enter guarantee arrangements in the normal course of business to facilitate transactions with third parties. These arrangements include financial and performance guarantees, stand-by letters of credit, debt guarantees and indemnifications. As of June 30, 2018 and December 31, 2017 we had stand-by letters of credit totaling $1,566 and $1,563, respectively.

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
Critical Accounting Policies
Our consolidated statements and accompanying notes are prepared in accordance with U.S. GAAP. Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017. The preparation of financial statements and related disclosures in compliance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. The application of these policies involves judgment regarding future events and these judgments could materially affect the financial statements and disclosures based on varying assumptions, which may be appropriate to use.
We identify our most critical accounting policies as those that are the most pervasive and important to the portrayal of our financial position and results of operations, and those that require the most difficult, subjective or complex judgments by management regarding estimates. Our critical accounting policies include revenue recognition, valuation of goodwill and intangible assets, income taxes and capitalized software. Effective January 1, 2018, the Company adopted ASC Topic 606. Refer to Note 3, Revenue Recognition for changes to our critical accounting policy with respect to recognition of revenue for contracts with customers as a result of the adoption. As of June 30, 2018, our goodwill is attributable to our Business operating segment. We perform our annual test of goodwill on October 1st. Additionally, we will assess our goodwill for impairment between annual tests when specific circumstances dictate.

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
As of June 30, 2018, if the interest rate on our variable rate debt changed by 1% on our 2016 term note, our annual debt service payment would change by approximately $200. As of June 30, 2018, if the interest rate on our variable rate debt changed by 1% on our 2016 revolving credit facility, our annual debt service payment would change by approximately $300.

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
(c) Common stock repurchases (in thousands, except per share value):
During the three months ended June 30, 2018, we did not repurchase Vonage Holdings Corp. common stock pursuant to the 2014 $100.0 million repurchase program. When executed, repurchases occur in the open market and pursuant to a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934. As of June 30, 2018, approximately $42,533 remained of our 2014 $100.0 million repurchase program.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

See accompanying Exhibit Index for a list of the exhibits filed or furnished with this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

10.1	Separation Agreement and General Release, by and among Vonage Holdings. Corp. and Ted Gilvar, dated May 14, 2018(1)*

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101
The following financial statements from Vonage Holdings Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, filed with the Securities and Exchange Commission on August 1, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Stockholders’ Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.

(1) Filed herewith.

*	Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VONAGE HOLDINGS CORP.

Dated:	August 1, 2018	By:	/s/ David T. Pearson
David T. Pearson Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)