Form 10-Q
period 2018-09-30
VONAGE HOLDINGS CORP
filed 2018-11-02
CIK 1272830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	October 31, 2018
Common Stock, par value $0.001	239,580,512	shares

VONAGE HOLDINGS CORP.

Financial Information Presentation
For the financial information discussed in this Quarterly Report on Form 10-Q, other than per share and per line amounts, dollar amounts are presented in thousands, except where noted.

PART 1 - FINANCIAL INFORMATION
ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES
VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$25,735	$31,360
Accounts receivable, net of allowance of $2,480 and $2,258, respectively	57,060	44,159
Inventory, net of allowance of $198 and $108, respectively	1,420	2,971
Deferred customer acquisition costs, current portion	10,669	—
Prepaid expenses	21,344	23,763
Other current assets	5,363	7,522
Total current assets	121,591	109,775
Property and equipment, net of accumulated depreciation of $97,962 and $87,792, respectively	42,754	46,754
Goodwill	389,490	373,764
Software, net of accumulated amortization of $100,251 and $93,858, respectively	17,828	22,252
Deferred customer acquisition costs	34,821	—
Restricted cash	1,984	1,967
Intangible assets, net of accumulated amortization of $151,029 and $124,573, respectively	158,939	173,270
Deferred tax assets	114,757	110,892
Other assets	27,546	20,007
Total assets	$909,710	$858,681
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$26,256	$29,766
Accrued expenses	99,232	85,706
Deferred revenue, current portion	27,509	30,255
Current portion of notes payable	10,000	18,750
Total current liabilities	162,997	164,477
Indebtedness under revolving credit facility	114,000	141,000
Notes payable, net of debt related costs and current portion	86,672	72,765
Other liabilities	8,147	7,541
Total liabilities	371,816	385,783
Commitments and Contingencies (Note 7)
Stockholders’ Equity:
Common stock, par value $0.001 per share; 596,950 shares authorized at September 30, 2018 and December 31, 2017; 309,462 and 298,174 shares issued at September 30, 2018 and December 31, 2017, respectively; 239,523 and 230,939 shares outstanding at September 30, 2018 and December 31, 2017, respectively	310	298
Additional paid-in capital	1,405,991	1,375,391
Accumulated deficit	(605,042)	(672,561)
Treasury stock, at cost, 69,939 shares at September 30, 2018 and 67,235 shares at December 31, 2017	(274,336)	(244,239)
Accumulated other comprehensive income	10,971	14,009
Total stockholders’ equity	537,894	472,898
Total liabilities and stockholders’ equity	$909,710	$858,681
See accompanying notes to condensed consolidated financial statements.

VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Total revenues	$261,531	$253,083	$774,979	$748,266

Operating Expenses:
Cost of revenues (exclusive of depreciation and amortization)	104,351	102,938	315,122	301,688
Sales and marketing	74,380	73,576	229,201	235,245
Engineering and development	14,309	6,956	35,504	21,996
General and administrative	37,620	26,811	97,376	98,411
Depreciation and amortization	16,024	18,179	51,886	54,520
Total operating expenses	246,684	228,460	729,089	711,860
Income from operations	14,847	24,623	45,890	36,406
Other Income (Expense):
Interest expense	(3,036)	(3,821)	(9,294)	(11,385)
Other income (expense), net	347	468	431	943
Total other income (expense), net	(2,689)	(3,353)	(8,863)	(10,442)
Income before income taxes	12,158	21,270	37,027	25,964
Income tax (expense) benefit	(2,570)	(10,668)	5,644	(4,624)
Net income	$9,588	$10,602	$42,671	$21,340

Earnings per common share:
Basic	$0.04	$0.05	$0.18	$0.10
Diluted	$0.04	$0.04	$0.17	$0.09
Weighted-average common shares outstanding:
Basic	239,303	227,943	236,775	223,956
Diluted	249,516	242,720	248,780	242,552

See accompanying notes to condensed consolidated financial statements.

VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net income	$9,588	$10,602	$42,671	$21,340
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax (benefit) expense of ($2,346), $822, ($3,702), and $3,258, respectively	1,525	6,390	(4,576)	23,622
Unrealized gain on available-for-sale securities, net of tax expense of $0, $0, $0, and $0, respectively	—	—	—	1
Unrealized gain on derivatives, net of tax benefit of $745, $0, $354, and $0, respectively	530	197	1,538	197
Total other comprehensive income (loss)	2,055	6,587	(3,038)	23,820
Comprehensive income	$11,643	$17,189	$39,633	$45,160

See accompanying notes to condensed consolidated financial statements.

VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net income	$42,671	$21,340
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,412	25,930
Amortization of intangibles	27,306	28,458
Deferred income taxes	(9,506)	2,475
Amortization of deferred customer acquisition costs	7,002	—
Allowance for doubtful accounts and obsolete inventory	1,643	901
Amortization of debt issuance costs	764	300
Gain on sale of business	—	(1,377)
Loss on disposal of fixed assets	168	132
Loss on extinguishment of debt	14	—
Share-based expense	24,495	28,997
Changes in derivatives	(65)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(15,085)	(3,970)
Inventory	1,274	1,156
Prepaid expenses and other current assets	6,416	4,653
Deferred customer acquisition costs	(18,008)	—
Accounts payable and accrued expenses	6,898	(31,002)
Deferred revenue	(2,704)	(1,477)
Other assets and liabilities	(3,232)	4,084
Net cash provided by operating activities	94,463	80,600
Cash flows from investing activities:
Capital expenditures	(10,687)	(15,790)
Maturities and sales of marketable securities	—	602
Acquisition and development of software assets	(6,198)	(9,438)
Acquisition of business, net of cash acquired	(32,299)	—
Proceeds from sale of business	—	1,000
Net cash used in investing activities	(49,184)	(23,626)
Cash flows from financing activities:
Principal payments on capital lease obligations and other financing obligations	(119)	(5,701)
Payments on notes and revolving credit facility	(293,688)	(56,063)
Proceeds received from issuance of revolving credit facility and term note	272,000	15,000
Payment of debt issuance costs	(3,376)	—
Common stock repurchases	—	(9,542)
Employee taxes paid on withholding shares	(31,064)	(14,927)
Proceeds from exercise of stock options	6,117	14,476
Net cash used in financing activities	(50,130)	(56,757)
Effect of exchange rate changes on cash	(757)	550
Net (decrease) increase in cash, cash equivalents, and restricted cash	(5,608)	767
Cash, cash equivalents, and restricted cash, beginning of period	33,327	30,929
Cash, cash equivalents, and restricted cash, end of period	$27,719	$31,696
Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$8,454	$10,147
Income taxes	$5,669	$5,395
Non-cash investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$1,840	$2,231

See accompanying notes to condensed consolidated financial statements.

VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2017	230,939	$298	$1,375,391	$(672,561)	$(244,239)	$14,009	$472,898
Cumulative effect adjustment upon the adoption of Topic 606				24,848			24,848
Stock option exercises	11,288	12	6,105				6,117
Share-based expense			24,495				24,495
Employee taxes paid on withholding shares	(2,704)				(30,097)		(30,097)
Foreign currency translation adjustment						(4,576)	(4,576)
Unrealized gain on derivatives						1,538	1,538
Net income				42,671			42,671
Balance at September 30, 2018	239,523	$310	$1,405,991	$(605,042)	$(274,336)	$10,971	$537,894

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
Customers in the United States represented 79% and 84% of our consolidated revenues for the three months ended September 30, 2018 and 2017 and 80% and 86% for the nine months ended September 30, 2018 and 2017, respectively, with the balance in Canada, the United Kingdom, China, Singapore, Netherlands, and many other countries around the world.
Unaudited Interim Financial Information
The accompanying unaudited interim condensed consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the SEC's regulations for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the Company's financial position, results of operations, comprehensive income, cash flows, and stockholders’ equity for the periods presented. The results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year.
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
Cost of Revenues
Cost of revenues excludes depreciation and amortization expense of $6,386 and $6,852 for the three months ended September 30, 2018 and 2017 and $19,046 and $20,497 for the nine months ended September 30, 2018 and 2017, respectively. In addition, costs of goods sold included in cost of revenues during the three months ended September 30, 2018 and 2017 were $6,386 and $6,306 and during the nine months ended September 30, 2018 and 2017 were $18,854 and $19,786, respectively.
Advertising Costs
We incurred advertising costs which are included in sales and marketing of $12,883 and $11,423 for the three months ended September 30, 2018 and 2017 and $41,805 and $43,760 for the nine months ended September 30, 2018 and 2017, respectively.
Engineering and Development Expenses
Engineering and development expenses predominantly include personnel and related costs for developers responsible for research and development of new products.
Fair Value of Financial Instruments
The Company records certain of its financial assets at fair value on a recurring basis as described below. Certain of the Company's other financial instruments, which include cash and cash equivalents, accounts receivable and accounts payable, approximate fair value because of their short-term maturities. The carrying amounts of our capital leases approximate fair value of these obligations based upon management’s best estimates of interest rates that would be available for similar debt obligations at September 30, 2018 and December 31, 2017. We believe the fair value of our debt at September 30, 2018 and December 31, 2017 was approximately the same as its carrying amount as market conditions, including available interest rates, credit spread relative to our credit rating, and illiquidity, remain relatively unchanged from the issuance date of our debt obligations for a similar debt instrument and are classified as Level 3 within the fair value hierarchy.
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
The following table presents the assets that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Level 2 Measurements
Interest rate swaps (1)	$2,805	$1,285

(1) Included in other assets on our condensed consolidated balance sheets.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Supplemental Balance Sheet Information

Cash, cash equivalents and restricted cash

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$25,735	$31,360

Cash collateralized letter of credit - lease deposits	1,513	1,563
Cash reserves	471	404
Restricted cash	1,984	1,967

Cash, cash equivalents, and restricted cash	$27,719	$33,327

Intangible assets, net

	September 30, 2018	December 31, 2017
Customer relationships	$108,224	$122,393
Developed technology	47,574	46,004
Patents and patent licenses	2,893	4,030
Trade names	25	352
Non-compete agreements	223	491
Intangible assets, net	$158,939	$173,270

Accrued expenses

	September 30, 2018	December 31, 2017
Compensation and related taxes and temporary labor	$28,331	$30,059
Marketing	11,592	10,759
Taxes and fees	16,982	13,353
Acquisition related consideration accounted for as compensation	—	2,534
Telecommunications	20,686	16,068
Other accruals	7,200	7,078
Customer credits	2,800	2,310
Professional fees	10,313	1,618
Inventory	1,328	1,927
Accrued expenses	$99,232	$85,706
Recent Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-04, "Intangibles - Goodwill and Other". The ASU simplifies the subsequent measurement of goodwill and eliminates Step 2 from the goodwill impairment test. This ASU is effective for an annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of ASU 2017-04 will not have a material impact on our condensed consolidated financial statements and related disclosures.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

In February 2016, FASB issued ASU 2016-02, "Leases". This ASU increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about their leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, using a modified retrospective transition method at the beginning of the earliest period presented in the financial statements. Early adoption is permitted for all entities. The adoption of this ASU will increase our assets and liabilities for real estate and equipment operating leases for which we are the lessee and increase our lease disclosures. In July 2018, FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements,” and ASU 2018-10, “Codification Improvements to Topic 842, Leases”, both of which affect narrow aspects of the guidance issued in ASU 2016-02. In addition, ASU 2018-11 provides an additional (and optional) transition method upon adoption of ASU 2016-02 to initially apply the new lease standard at the adoption date by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption in lieu of the comparative reporting initially required under ASU 2016-02. We have substantially completed our review of contracts in the scope of Topic 842 and are currently evaluating the financial impact of the guidance on our financial statements. While this review is still in the process, the Company expects the adoption of Topic 842 will have a material impact on its balance sheet. Additionally, the Company plans to utilize the transition method provided by ASU 2018-11 and will recognize the cumulative effect of the adoption in retained earnings as of January 1, 2019.
The following standards were adopted by the Company during the current period:
In August 2018, FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)”. Under this ASU, a customer in a cloud computing arrangement that is a service contract would look to existing guidance for internal-use software under ASC 350-40 to determine whether implementation costs incurred under such arrangement may be capitalized and subsequently amortized over the periods covered under any applicable renewal options that are reasonably certain to be exercised. In addition, the guidance in this ASU also require the entity to present the expense related to the capitalized implementation costs in the same line item in the statement of income as the fees associated with the hosting element (service) of the arrangement and classify payments for capitalized implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting element. The entity is also required to present the capitalized implementation costs in the statement of financial position in the same line item that a prepayment for the fees of the associated hosting arrangement would be presented. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption of the amendments in this ASU is permitted, including adoption in any interim period. The amendments in this ASU should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company early adopted this ASU on a retrospective basis and began capitalizing implementation costs associated with cloud computing arrangements entered into that are service contracts. The adoption of this ASU did not have a material impact on our condensed consolidated financial statements and related disclosures.
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

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

In August 2017, FASB issued ASU 2017-12, "Derivatives and Hedging". The ASU improves the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements and simplifies the application of the hedge accounting guidance in current generally accepted accounting principles ("GAAP"). It also amends the disclosures requirements by requiring a tabular disclosure related to the effect on the incomes statement of fair value and cash flow hedges and eliminating the ineffective portion of the change in fair value of hedging instrument disclosures. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted in any interim period after issuance and is applied to hedging relationships existing on the date of adoption. We adopted ASU 2017-12 during the third quarter of 2018 and the adoption did not have a material impact on our condensed consolidated financial statements and related disclosures.
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
Upon our adoption of Topic 606, we measure revenue based upon consideration specified by contracts with our customers. Revenue is recognized when our performance obligation under the contract is satisfied by transferring control over the product or service to the customer. We derive our revenues for our Consumer and Business segments primarily from the sale of our communication services and customer equipment as further described below. The majority of the Company's contracts with customers have a single performance obligation for service revenues. We recognize revenue with customers when control transfers, which occurs upon delivery of a service or product. For our Business segment, the typical life of a customer for service is six years. The adoption of Topic 606 did not result in a change in the timing of how the Company recognizes revenue.
Service Revenues
Substantially all of our revenues are service revenues, which are derived from monthly subscription fees under usage based or pay-per-use type billing arrangements, and contract-based services plans. For consumer customers in the United States, we offer domestic and international rate plans, including a variety of residential plans and mobile plans. For business customers, we offer small and medium business, mid-market, and enterprise customers several service plans with different pricing structures and contractual requirements ranging in duration from month-to-month to three years. In addition, we provide managed equipment to business customers for a monthly fee. Customers also have the opportunity to purchase premium features for additional fees. We also derive service revenues from per minute fees for international calls if not covered under a plan, including calls made via applications for mobile devices and other stand-alone products, and for any calling minutes in excess of a customer's monthly plan limits. For a portion of our customers, monthly subscription fees are automatically charged to customers' credit cards, debit cards or electronic check payments ("ECP"), in advance and are recognized over the following month as service is provided.
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
Customer Equipment and Shipping Revenues
Revenues are generated from sales of customer equipment directly to customers for replacement devices, or for upgrading their device at the time of customer sign-up for which we charge an additional fee. In addition, customer equipment and shipping revenues include revenues from the sale of VoIP telephones in order to access our small and medium business services. Customer equipment and shipping revenues also include the fees that customers are charged for shipping their customer equipment to them.

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

	Three Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2018
	Business	Consumer	Total	Business	Consumer	Total
Primary geographical markets
United States	$107,446	$99,061	$206,507	$311,562	$309,056	$620,618
Canada	919	5,781	6,700	2,293	18,275	$20,568
United Kingdom	6,505	3,054	9,559	20,315	9,503	$29,818
Other Countries (1)	38,765	—	38,765	103,975	—	$103,975
	153,635	107,896	261,531	438,145	336,834	774,979
Major Sources of Revenue
Service revenues	$133,709	$97,093	$230,802	$377,703	$301,954	$679,657
Access and product revenues	12,427	92	12,519	37,674	472	38,146
USF revenues	7,499	10,711	18,210	22,768	34,408	57,176
	153,635	107,896	261,531	438,145	336,834	774,979
(1) No individual other international country represented greater than 10% of total revenue during the periods presented.
In addition, the Company recognizes service revenues from its customers through subscription services provided or through usage or pay-per-use type arrangements. During the three months ended September 30, 2018, the Company recognized $149,091 related to subscription services, $63,857 related to usage, and $48,583 related to other revenues such as USF, other regulatory fees, and credits. During the nine months ended September 30, 2018, the Company recognized $452,257 related to subscription services, $175,764 related to usage, and $146,958 related to other revenues such as USF, other regulatory fees, and credits.
Contract Assets and Liabilities
The following table provides information about receivables and contract liabilities from contracts with customers:

September 30, 2018
Receivables (1)	$57,060
Contract liabilities (2)	27,509
(1) Amounts included in accounts receivables on our condensed consolidated balance sheet.
(2) Amounts included in deferred revenues and other liabilities on our condensed consolidated balance sheet.
Our deferred revenue represents the advance consideration received from customers for subscription services and is predominantly recognized over the following month as transfer of control occurs. During the three and nine months ended September 30, 2018, the Company recognized revenue of $105,494 and $332,480, respectively, related to its contract liabilities. We expect to recognize $27,509 into revenue over the next twelve months related to our deferred revenue as of September 30, 2018.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Contract Acquisition Costs
We have various commission programs for which eligible employees and third parties may earn commission on sales of services and products to customers. We expect that these commission fees are recoverable and, therefore, we have capitalized $45,490 (net of accumulated amortization) and $34,484 as contract costs as of September 30, 2018 and January 1, 2018, respectively, included within deferred customer acquisitions costs, current and deferred customer acquisition costs on our condensed consolidated balance sheet. In addition, we established a deferred tax liability associated with the transition asset of $9,636. Capitalized commission fees are amortized to sales and marketing expense over estimated customer life, which is six years for Business customers. During the three and nine months ended September 30, 2018, the amounts amortized to sales and marketing were $2,579 and $7,002, respectively, and there were no impairment losses recognized in relation to the costs capitalized. In addition, the Company expenses sales commissions for commission plans related to customer arrangements deemed less than a year and for residuals and renewals.
Note 4.    Earnings Per Share
The following table sets forth the computation for basic and diluted earnings per share for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator
Net income	$9,588	$10,602	$42,671	$21,340
Denominator
Basic weighted average common shares outstanding	239,303	227,943	236,775	223,956
Dilutive effect of stock options and restricted stock units	10,213	14,777	12,005	18,596
Diluted weighted average common shares outstanding	249,516	242,720	248,780	242,552
Basic earnings per share
Basic earnings per share	$0.04	$0.05	$0.18	$0.10
Diluted earnings per share
Diluted earnings per share	$0.04	$0.04	$0.17	$0.09

For the three and nine months ended September 30, 2018 and 2017, the following were excluded from the calculation of diluted earnings per common share because of their anti-dilutive effects:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Restricted stock units	3,368	4,938	2,200	2,458
Stock options	1,637	5,362	1,013	4,023
	5,005	10,300	3,213	6,481

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
A schedule of long-term note and revolving credit facility at September 30, 2018 and December 31, 2017 is as follows:

	September 30, 2018	December 31, 2017
2.00-2.75 Term note - due 2023, net of debt related costs	$86,672	$—
2.00-2.75 Revolving credit facility - due 2023	114,000	—
2.50-3.25% Term note - due 2020, net of debt related costs	—	72,765
2.50-3.25% Revolving credit facility - due 2020	—	141,000
Total Long-term note and revolving credit facility	$200,672	$213,765

2018 Term Note and Revolving Credit Facility

On July 31, 2018, the Company replaced its 2016 Credit Facility previously consisting of a $125 million term loan and a $325 million revolving credit facility with the 2018 Credit Facility consisting of a $100 million senior secured term loan and a $500 million revolving credit facility. The co-borrowers under the 2018 Credit Facility are the Company and Vonage America Inc., the Company’s wholly owned subsidiary. Obligations under the 2018 Credit Facility are guaranteed, fully and unconditionally, by the Company’s other United States subsidiaries and are secured by substantially all of the assets of each borrower and each guarantor.
The company used $232,000 of the proceeds available under our 2018 Credit Facility plus cash on hand to retire all of the debt outstanding under our 2016 Credit Facility and to cover transaction fees and expenses. Total transaction fees and expense incurred were $3,376, of which $474 was allocated to the term note and $2,813 was allocated to the revolving credit facility which will be amortized over the term of 2018 Credit Facility. The remaining $89 of transaction fees were expensed during the three months ended September 30, 2018. The Company recognized a loss on extinguishment of debt of $14 which primarily consisted of the write off of previously deferred financing costs offset by the realization of a portion of gains associated with the interest rate swaps included in accumulated other comprehensive income. Remaining proceeds available from the undrawn revolving credit facility under our 2018 Credit Facility will be used for general corporate purposes and to fund potential additional acquisitions.

2018 Credit Facility Terms
The following description summarizes the material terms of the 2018 Credit Facility:
The loans under the 2018 Credit Facility mature on July 31, 2023. Principal amounts under the 2018 Credit Facility are repayable in quarterly installments of $2.5 million for the term loan. The unused portion of the Company's revolving credit facility incurs a 0.30% per annum commitment fee.
Outstanding amounts under the 2018 Credit Facility, at the Company's option, will bear interest at:

•
LIBOR (applicable to one-, two-, three-, six-, or twelve-month periods) plus an applicable margin equal to 2.00% up to 2.75% per annum payable on the last day of each relevant interest period or, if the interest period is longer than three months, each day that is three months after the first day of the interest period, or

•
the base rate determined by reference to the highest of (a) the rate of interest last quoted by the Wall Street Journal as the “Prime Rate” in the U.S., (b) the federal funds effective rate from time to time plus 0.50%, and (c) the adjusted LIBO rate applicable to one month interest periods plus 1.00%, plus an applicable margin equal to 1.00% up to 1.75% per annum payable on the last business day of each March, June, September, and December and the maturity date of the 2018 Credit Facility.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

During the nine months ended September 30, 2018, we made mandatory repayments of $2.5 million under the 2018 term note and made discretionary repayments of $18 million under the 2018 revolving credit facility. In addition, the effective interest rate was 4.50% as of September 30, 2018.

2016 Term Note and Revolving Credit Facility
On June 3, 2016, the company entered into Amendment No. 1 to the Amended and Restated Credit Agreement (the “2016 Credit Facility”) consisting of a $125.0 million term note and a $325.0 million revolving credit facility. During the nine months ended September 30, 2018, we made mandatory repayments of $9.4 million under the term note and made discretionary repayments of $35.0 million under the revolving credit facility and borrowed $40.0 million under the revolving credit facility, of which $32.9 million was used in connection with the acquisition of TokBox on August 1, 2018.
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
In connection with the $14 debt extinguishment, the Company reclassified $271 from accumulated other comprehensive income to earnings. The remaining $2,654 gain accumulated in other comprehensive income will be amortized over the term of the 2018 Credit Facility. The cash flows on the 2018 Credit Facility have been designated and qualify as a cash flow hedge of forecasted interest coupon payments.
As of September 30, 2018, the fair market value of the swaps was $2,805, which is included in other assets on our condensed consolidated balance sheet. The following table summarizes the effects of ASC 815 on the Company's accumulated OCI balance attributable to cash flow derivatives:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Accumulated OCI beginning balance	$1,973	$—	$965	$—
Reclassified from accumulated OCI to income:
Due to reclassification of previously deferred gain	(336)	—	(336)	—
Change in fair value of cash flow hedge accounting contracts, net of tax	866	197	1,874	197
Accumulated OCI ending balance, net of tax benefit of $34 and $0, respectively	$2,503	$197	$2,503	$197
Gains expected to be reclassified from accumulated OCI during the next 12 months	$531	$—	$531	$—

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 6.    Common Stock
As of September 30, 2018 and December 31, 2017, the Company had 596,950 shares of common stock authorized and had 8,386 shares available for grants under our share-based compensation programs as of September 30, 2018. For a detailed description of our share-based compensation programs refer to Note 10, Employee Stock Benefit Plans in our Annual Report on Form 10-K for the year ended December 31, 2017.
Common Stock Repurchases
On December 9, 2014, Vonage's Board of Directors authorized a program for the Company to repurchase up to $100.0 million of its outstanding common stock (the "2014 $100.0 million repurchase program"). Repurchases under the 2014 $100.0 million repurchase program are expected to be made over a four-year period ending on December 31, 2018.
We repurchased the following shares of common stock with cash resources under the 2014 $100.0 million repurchase program during the nine months ended September 30, 2018 and 2017:

	Nine Months Ended
	September 30,
	2018	2017
Shares of common stock repurchased	—	1,599
Value of common stock repurchased	$—	$9,510
There were no repurchases for the three and nine months ended September 30, 2018 and the three months ended September 30, 2017.
As of September 30, 2018, $42,533 remained of our 2014 $100.0 million repurchase program. The repurchase program expires on December 31, 2018 but may be suspended or discontinued at any time without notice.
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

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Litigation
IP Matters
RPost Holdings, Inc. On August 24, 2012, RPost Holdings, Inc., RPost Communications Limited, and RMail Limited (collectively, “RPost”) filed a lawsuit against StrongMail Systems, Inc. (“StrongMail”) in the United States District Court for the Eastern District of Texas alleging that StrongMail’s products and services, including its electronic mail marketing services, are covered by United States Patent Nos. 8,224,913, 8,209,389, 8,161,104, 7,966,372, and 6,182,219. On February 11, 2013, RPost filed an amended complaint, adding 27 new defendants, including Vonage America Inc. RPost’s amended complaint alleges willful infringement of the RPost patents by Vonage and each of the other new defendants because they are customers of StrongMail. StrongMail has agreed to fully defend and indemnify Vonage in this lawsuit. Vonage answered the complaint on May 7, 2013. On September 17, 2015, the Court ordered the consolidation for pre-trial purposes of this case with other cases by RPost. The lead case has been administratively closed and stayed since January 30, 2014 due to multiple pending actions by third parties regarding ownership of the patents at issue. In a parallel Arizona district court litigation involving RPost, certain of the asserted patent claims were invalidated on June 7, 2016, which decision was affirmed by the Federal Circuit, with the Supreme Court denying certiorari on December 11, 2017. On September 5, 2018, the parties in the consolidated actions filed a joint notice regarding status of the co-pending actions. Plaintiffs requested that the stay be lifted, while defendants maintain that the stay should remain in place.
Commercial Litigation
Merkin & Smith, et al.  On September 27, 2013, Arthur Merkin and James Smith filed a putative class action lawsuit against Vonage America, Inc. in the Superior Court of the State of California, County of Los Angeles, alleging that Vonage violated California’s Unfair Competition Law by charging its customers fictitious 911 taxes and fees. On October 30, 2013, Vonage filed a notice removing the case to the United States District Court for the Central District of California. On November 26, 2013, Vonage filed its Answer to the Complaint. On December 4, 2013, Vonage filed a Motion to Compel Arbitration, which the Court denied on February 4, 2014. On March 5, 2014, Vonage appealed that decision to the United States Court of Appeals for the Ninth Circuit. On March 26, 2014, the district court proceedings were stayed pending the appeal. On February 29, 2016, the Ninth Circuit reversed the district court’s ruling and remanded with instructions to grant the motion to compel arbitration. On March 22, 2016, Merkin and Smith filed a petition for rehearing. On May 4, 2016, the Ninth Circuit withdrew its February 29, 2016 decision and issued a new order reversing the district court’s order and remanded with instructions to compel arbitration. The Ninth Circuit also declared as moot the petition for rehearing. On June 27, 2016, the lower court stayed the case pending arbitration. A joint status report was filed with the District Court on December 23, 2016. A second joint status report was filed with the District Court on March 23, 2017. A third joint status report was filed with the District Court on June 27, 2017. A fourth joint status report was filed with the District Court on September 26, 2017. A fifth joint status report was filed with the District Court on December 26, 2017. Counsel for Vonage spoke with counsel for plaintiffs in mid-February 2018, seeking voluntary dismissal. Plaintiff's counsel advised they intended to seek public injunctive relief. The parties are reviewing their respective positions. The parties continue to file quarterly joint status reports pending plaintiffs decision on next steps.
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
Federal - Rural Call Completion Issues
On February 7, 2013, the FCC released a NPRM on rural call completion issues. The NPRM proposed new detailed reporting requirements to gauge rural call completion performance. Rural carriers have argued that VoIP provider call completion performance to rural areas is generally poor. On October 28, 2013, the FCC adopted an order on rural call completion imposing new reporting obligations and restricting certain call signaling practices. The call signaling rules went into effect on January 31, 2014.  We filed for extensions of the rules, which the FCC granted, and as of April 17, 2014, we were compliant with the FCC call signaling rules.  The effective date for the reporting requirements was April 1, 2015. We could be subject to an FCC enforcement action in the future in the event the FCC took the position that our rural call completion performance is inadequate or we were not compliant with the FCC’s order. On June 22, 2017, the FCC issued a Second Further Notice of Proposed Rulemaking. The FCC has proposed changes to the FCC's rules that allegedly would more effectively address rural call completion problems while reducing burdens on covered providers. Vonage reviewed and evaluated the FCC's proposed changes and provided input to The Voice on the Net, or VON, Coalition, an organization that works to advance regulatory policies for IP-enabled communications. Comments to the Rural Call Completion Second Report and Order and Third Further Notice of Proposed Rulemaking were adopted by the FCC on April 17, 2018. Comments were due on June 4, 2018 and replies were due on June 19, 2018. On April 24, the FCC Wireline Competition Bureau granted a waiver of the rural call completion reporting requirements, including a temporary waiver with respect to the report on May 1, 2018. On August 15, 2018 the FCC established a registry for intermediate providers to register before offering to transmit voice calls. The intermediate providers have to register within 30 days from publication in the Federal Register. Vonage can use contractual restrictions to flow down requirements for the call paths. On August 1, 2018, the NTCA filed a petition for reconsideration, which the VON Coalition opposed.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Federal - NPRM Toll Free Assignment Modernization
On September 26, 2017, the FCC issued a NPRM regarding the modernization of toll free number assignment. The FCC proposes amending its rules to allow for the use of an auction to assign certain toll free numbers - such as vanity and repeater numbers - in order to better promote the equitable and efficient use of numbers (especially as afforded by the opening of the 833 toll free code). The FCC issued a Report and Order on September 27, 2018 providing for (a) a public auction for rights to use numbers in the new 833 toll free code, (b) an experiment on using competitive bidding to most effectively determine how to effectively assign toll free numbers, (c) assigning SOMOS as the Administrator/Auctioneer for the 833 code, (d) finding use of competitive bidding orderly and efficient (as opposed to prior FIFO approach), (e) eliminating requirement that only responsible organizations can participate, and (f) use of a Vickery single round auction, whereby the winner only has to pay the second highest bid. Vonage continues to monitor activity with respect to this NPRM.
Federal - NOI - Enterprise Communications Systems Access to 911/Kari’s Law/Ray Baum’s Law
On September 26, 2017, the FCC adopted a Notice of Inquiry, or NOI, with respect to 911 access, routing and location in Enterprise Communication Systems. Vonage continues to monitor activity related to this NOI. On September 26, 2018 the FCC issued a Notice of Proposed Rulemaking to address issues around 911 Emergency Calling. Kari’s Law will require multi-line telephone systems to allow users to dial 911 directly without a “9” or other prefix, and configure multi-line telephone systems to provide a notification that (a) a 911 call has been placed, (b) a valid call back number has been provided, and (c) identifies the callers’ location. Ray Baum’s law requires the FCC to consider adopting rules that require a dispatchable location. The NPRM requests interested parties to comment on the technical feasibility and other issues related to these two laws.
Federal - Access to Telecommunication Equipment and Services by Persons with Disabilities
At its open meeting on for October 24, 2017, the FCC applied its wireline hearing aid compatibility rules/standards to handsets that provide advanced communication services, which includes interconnected and non-interconnected VoIP. The rules include certain coupling and volume control requirements that would allow the handsets to work better for persons with hearing aids. There are also testing and certification requirements, which typically apply to the handset manufacturer. The FCC also adopted a requirement for volume control in wireless handsets. The new rules have a two-year phase in for new phones and do not require the modification to existing handsets. On April 5, 2018 the FCC’s Consumer and Governmental Affairs Bureau issued a public notice seeking comment on the accessibility of communications technologies for the 2018 Biennial Report required by the Twenty First Century Communications and Video Accessibility Act. The report must be filed with Congress on or before October 8, 2018. The Bureau sought comments by April 26, 2018. On August 5. 2018, the FCC invited comments (a) on level of accessibility and usability of covered products and services, (b) barriers to accessibility, and (c) impact of record keeping requirements and enforcement measures have had on development and deployment of new technologies. On August 9, 2018, the FCC issued a notice seeking public comments, which were due August 23, 2018. Vonage will continue to monitor activity.
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
Federal - Number Portability NPRM and NOI
At its open meeting on October 24, 2017, the FCC released a NPRM that would allow carriers flexibility in conducting number portability database queries to promote nationwide number portability and eliminate the dialing party requirement as it applies to interexchange service. The NOI seeks comments on industry number portability models and how number administration might be improved for more efficient technical, operational, administrative and legal processes. In early July 2018 the FCC adopted a report and order that made technical rule changes to lay the groundwork for nationwide number portability. The Report and Order expands existing forbearance from dialing parity requirements beyond incumbent LECS such that the forbearance is widely applicable. It further revises the N-1 call routing requirements by allowing upstream carriers to query the number portability database rather than only permitting the N-1, or second to last carrier, to do so. This may positively impact Vonage when it goes into effect in September 2019, as it essentially changes N-1 rule to be a default in the absence of other agreements. Vonage is working with the VON Coalition and is monitoring this NPRM and NOI.

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
On July 28, 2015, the MPUC found that it has authority to regulate Charter’s fixed, interconnected VoIP service. Charter challenged the MPUC’s order at the U.S. District Court for Minnesota. This challenge is currently pending. In September 2017 amicus briefs were filed in support of the Minnesota PUC's appeal of the Charter decision by AARP, the AARP Foundation, Professor Barbara Cherry, the National Association of Regulatory Utility Commissioners and the national Association of State Consumer Advocates and the Mid-Minnesota Legal Aid. In September 2018, an appeal was filed from the US District Court- Minneapolis’ decision that VoIP is an “Information Service “ under the Telecommunications Act and that therefore state regulation of Charter’s VoIP services was preempted by federal law. NARUC and others have argued that the decision (a) undermines the Federal USF subsidy program which can be accessed only by providers of “telecom services”, which a 2014 10th circuit decision equates with interconnected VoIP service, (b) classified “information services” in a way that directly undermines the local telephone competition that was the central thrust of the 1996 Telecommunication Act by treating carriers competing to provide local telephone service differently, and (c) the information services classification is illogical and inconsistent with the plain text of the statute. Vonage will continue to monitor this action.
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

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

State and Municipal Taxes
In accordance with generally accepted accounting principles, we make a provision for a liability for taxes when it is both probable that a liability has been incurred and the amount of the liability or range of liability can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. For a period of time, we did not collect or remit state or municipal taxes (such as sales, excise, utility, use, and ad valorem taxes), fees or surcharges (“Taxes”) on the charges to our customers for our services, except that we historically complied with the New Jersey sales tax. We have received inquiries or demands from a number of state and municipal taxing and 911 agencies seeking payment of Taxes that are applied to or collected from customers of providers of traditional public switched telephone network services. Although we have consistently maintained that these Taxes do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations, we are now collecting and remitting sales taxes in certain of those states including a number of states that have changed their statutes to expressly include VoIP. In addition, many states address how VoIP providers should contribute to support public safety agencies, and in those states we remit fees to the appropriate state agencies. We could also be contacted by state or municipal taxing and 911 agencies regarding Taxes that do explicitly apply to VoIP and these agencies could seek retroactive payment of Taxes. As such, we have established reserves of $1,868 and $1,147 as of September 30, 2018 and December 31, 2017, respectively, as our best estimate of the potential tax exposure for any retroactive assessment.
UK OFCOM Investigation
On April 3, 2018, the UK Office of Communications ("OFCOM") launched an investigation to determine Vonage Limited’s compliance with General Condition 3.1 and Section 105A of the Communications Act 2003, which cover obligations of communication providers to take necessary measures to, among other things, maintain network availability and access to emergency services. In cases where violations are found, OFCOM has the authority to issue monetary penalties in accordance with its Guidelines and limitations imposed by statute. In April 2018, Vonage submitted its responses to OFCOM’s first request for information, and in May 2018, Vonage submitted its responses to OFCOM’s second request for information. On October 18, 2018, representatives from Vonage met with OFCOM for the purpose of receiving an update from the OFCOM case team on the status of the case. Vonage was informed that the fact-gathering phase was coming to a close, and that a final information request would be forthcoming. Subsequently, on October 19, 2018, that request was received from OFCOM, and Vonage submitted its response shortly thereafter. OFCOM is reviewing the submitted information.

Note 8. Acquisitions and Dispositions

Acquisition of TokBox
On August 1, 2018, the Company announced that it had acquired 100% of the issued and outstanding shares of Telefonica Digital, Inc. (“TDI”), a subsidiary of Telefonica, S.A., and TDI’s subsidiaries, TokBox, Inc. (“TokBox”) and TokBox Australia Pty Limited, for a purchase price of $32,906 paid in cash. San Francisco-based TokBox develops and operates the OpenTok Platform and is the industry leader in the WebRTC programmable video segment of the cloud communications market which will compliment the Company's existing portfolio of programmable communications.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The acquisition was recorded as a business combination under ASC 805, with identifiable assets acquired and liabilities assumed provisionally recorded at their estimated fair value on the acquisition date. The initial accounting for the business combination is not complete because the evaluation necessary to assess the fair value of certain net assets acquired is still in process. The provisional amounts are subject to revision until the evaluations are completed to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date. The allocation of the purchase price may be modified up to one year from the date of the acquisition as more information is obtained about the fair value of assets acquired and liabilities assumed. The purchase price of $32,906 was provisionally allocated as follows:

August 1, 2018
Assets
Cash and cash equivalents	$557
Current assets	2,205
Property, plant and equipment	124
Goodwill	20,499
Intangible assets	15,602
Restricted cash	50
Total assets acquired	39,037

Liabilities
Accounts payable	371
Accrued expenses	5,760
Total liabilities assumed	6,131
Net assets acquired	$32,906
The Company recorded goodwill of $20,499 which is attributable to the Business segment and is deductible for tax purposes. The factors that resulted in goodwill arising from the acquisition include the revenues expected to be achieved by incorporating a video feature in the Company's API platform along with a skilled workforce proficient in API development. The Company also recorded intangible assets of $15,602 comprised of customer relationships of $5,020 and developed technology of $10,582 with weighted average remaining amortization period of 7 years and 5 years, respectively. In addition, the Company incurred and expensed acquisition related transaction costs included in general and administrative expense related to the acquisition of TokBox of $4,672 and $4,954 for the three and nine months ended September 30, 2018.
Supplemental Pro Forma Information
Since the acquisition date, TokBox contributed $1,626 in revenue and $3,620 in net losses. The following supplemental pro forma information represents the results of operations as if Vonage had acquired TokBox on January 1, 2017.

	Nine Months Ended
	September 30,
	2018	2017
Revenue	$780,846	$758,245
Net income	27,601	5,524
Net income per share - basic	$0.12	$0.02
Net income per share - diluted	$0.11	$0.02

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The pro forma information has been adjusted to include the pro-forma impact of amortization of intangible assets based on the preliminary purchase price allocations. The pro forma data has also been adjusted to eliminate non-recurring transaction costs as well as the related tax impact of pro forma adjustments. There were no transactions between Vonage and TokBox. The pro forma results are presented for illustrative purposes only and do not reflect the realization of potential cost savings or any related integration costs.
Goodwill
The following table provides a summary of the changes in the carrying amounts of goodwill which is attributable to our business segment:

Balance at December 31, 2017	$373,764
Increase in goodwill related to acquisition of TokBox	20,499
Foreign currency translation adjustment	(4,773)
Balance at September 30, 2018	$389,490

Sale of Hosted Infrastructure Product Line

On May 31, 2017, we completed the sale of our Hosted Infrastructure product line for up to $4.0 million consideration comprised of $1.0 million received upon closing, an additional $0.5 million of contingent consideration received during the third quarter of 2017 and the potential for up to $2.5 million further consideration based on the achievement of financial objectives for net sales during the 18 months following closing. The results of our Hosted Infrastructure product line have historically been included within the Business segment. As a result of the sale, we recorded a gain $1,377 for the nine months ended September 30, 2017, within other income. This disposal did not represent a strategic shift in operations and, therefore, did not qualify for presentation as discontinued operations.

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
For our segments we categorize revenues as follows:
Services revenues. Services revenues consists primarily of revenue attributable to our communication services for Consumer and Software Defined Wide Area Network, or SD-WAN, UCaaS and CPaaS services for Business,
Access and product revenues. Product revenues include equipment sold to customers, shipping and handling, professional services, and broadband access. Beginning January 1, 2018, we also included revenues associated with providing access services to Business customers. We have adjusted the three and nine months ended September 30, 2017 to include these revenues in access and product revenues which were previously included in service revenues.
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
Access and product cost of revenues. Product cost of revenues includes equipment sold to customers, shipping and handling, professional services, cost of certain products including equipment or services that we give customers as promotions, and broadband access. As noted above, beginning January 1, 2018, we also included costs associated with providing access services to Business customers. We have adjusted the three and nine months ended September 30, 2017 to include these costs in access and product revenues which were previously included in service cost of revenues.
USF cost of revenues. USF cost of revenues represents contributions to the Federal USF and related fees.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Information about our segment results for the three and nine months ended September 30, 2018 were as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2018
	Business	Consumer	Total	Business	Consumer	Total
Revenues
Service revenues	$133,709	$97,093	$230,802	$377,703	$301,954	$679,657
Access and product revenues (1)	12,427	92	12,519	37,674	472	38,146
Service, access and product revenues	146,136	97,185	243,321	415,377	302,426	717,803
USF revenues	7,499	10,711	18,210	22,768	34,408	57,176
Total revenues	153,635	107,896	261,531	438,145	336,834	774,979

Cost of revenues
Service cost of revenues (2)	59,600	10,661	70,261	172,917	37,050	209,967
Access and product cost of revenues (1)	14,887	993	15,880	43,291	4,657	47,948
Service, access and product cost of revenues	74,487	11,654	86,141	216,208	41,707	257,915
USF cost of revenues	7,499	10,711	18,210	22,773	34,434	57,207
Total cost of revenues	81,986	22,365	104,351	238,981	76,141	315,122

Segment gross margin
Service margin	74,109	86,432	160,541	204,786	264,904	469,690
Access and product margin	(2,460)	(901)	(3,361)	(5,617)	(4,185)	(9,802)
Gross margin ex-USF (Service, access and product margin)	71,649	85,531	157,180	199,169	260,719	459,888
USF margin	—	—	—	(5)	(26)	(31)
Segment gross margin	$71,649	$85,531	$157,180	$199,164	$260,693	$459,857

Segment gross margin %
Service margin %	55.4%	89.0%	69.6%	54.2%	87.7%	69.1%
Gross margin ex-USF (Service, access and product margin %)	49.0%	88.0%	64.6%	47.9%	86.2%	64.1%
Segment gross margin %	46.6%	79.3%	60.1%	45.5%	77.4%	59.3%
(1) Includes customer premise equipment, access, and shipping and handling.
(2) Excludes depreciation and amortization of $5,141 and $1,245 for the three months ended September 30, 2018 and $15,092 and $3,954 for the nine months ended September 30, 2018, respectively.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Information about our segment results for the three and nine months ended September 30, 2017 were as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2017			September 30, 2017
	Business	Consumer	Total	Business	Consumer	Total
Revenues
Service revenues	$108,819	$111,913	$220,732	$303,814	$346,666	$650,480
Access and product revenues (1)	13,749	94	13,843	41,622	498	42,120
Service, access and product revenues	122,568	112,007	234,575	345,436	347,164	692,600
USF revenues	6,738	11,770	18,508	19,386	36,280	55,666
Total revenues	129,306	123,777	253,083	364,822	383,444	748,266

Cost of revenues
Service cost of revenues (2)	49,078	19,434	68,512	134,041	62,969	197,010
Access and product cost of revenues (1)	14,401	1,517	15,918	43,537	5,475	49,012
Service, access and product cost of revenues	63,479	20,951	84,430	177,578	68,444	246,022
USF cost of revenues	6,738	11,770	18,508	19,386	36,280	55,666
Total cost of revenues	70,217	32,721	102,938	196,964	104,724	301,688

Segment gross margin
Service margin	59,741	92,479	152,220	169,773	283,697	453,470
Access and product margin	(652)	(1,423)	(2,075)	(1,915)	(4,977)	(6,892)
Gross margin ex-USF (Service, access and product margin)	59,089	91,056	150,145	167,858	278,720	446,578
USF margin	—	—	—	—	—	—
Segment gross margin	$59,089	$91,056	$150,145	$167,858	$278,720	$446,578

Segment gross margin %
Service margin %	54.9%	82.6%	69.0%	55.9%	81.8%	69.7%
Gross margin ex-USF (Service, access and product margin %)	48.2%	81.3%	64.0%	48.6%	80.3%	64.5%
Segment gross margin %	45.7%	73.6%	59.3%	46.0%	72.7%	59.7%
(1) Includes customer premise equipment, access, and shipping and handling.
(2) Excludes depreciation and amortization of $5,053 and $1,799 for the three months ended September 30, 2017 and $14,931 and $5,566 for the nine months ended September 30, 2017, respectively.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

A reconciliation of the total of the reportable segments' gross margin to consolidated income before income taxes is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Total reportable gross margin	$157,180	$150,145	$459,857	$446,578
Sales and marketing	74,380	73,576	229,201	235,245
Engineering and development	14,309	6,956	35,504	21,996
General and administrative	37,620	26,811	97,376	98,411
Depreciation and amortization	16,024	18,179	51,886	54,520
Income from operations	14,847	24,623	45,890	36,406

Interest expense	(3,036)	(3,821)	(9,294)	(11,385)
Other income (expense), net	347	468	431	943
Income before income taxes	$12,158	$21,270	$37,027	$25,964
Information about our operations by geographic location is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenues:
United States	$206,507	$212,346	$620,618	$639,852
Canada	6,700	6,877	20,568	23,324
United Kingdom	9,559	7,175	29,818	19,446
Other Countries (1)	38,765	26,685	103,975	65,644
	$261,531	$253,083	$774,979	$748,266
(1) No individual other international country represented greater than 10% of total revenue during the periods presented.

	September 30, 2018	December 31, 2017
Long-lived assets:
United States	$607,618	$615,432
United Kingdom	265	365
Israel	1,128	243
	$609,011	$616,040

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 10. Income Taxes

The income tax (expense) benefit consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Income before income taxes	$12,158	$21,270	$37,027	$25,964
Income tax (expense) benefit	(2,570)	(10,668)	5,644	(4,624)
Effective tax rate	21.1%	50.2%	(15.2)%	17.8%
We recognize income tax equal to pre-tax income multiplied by our annual effective income tax rate. In addition, adjustments are recorded for discrete period items and changes to our state effective tax rate which can cause the rate to fluctuate from quarter to quarter.
For the three and nine months ended September 30, 2018, our effective tax rate was different than the statutory rate due to a forecasted permanent adjustment of $5,312 as a result of the officer compensation limitation under IRC §162(m) and $5,597 for both periods related to the new Global Intangible Low-Taxed Income ("GILTI") tax rules that were enacted as part of tax reform in December 2017. In addition, the Company recorded a discrete period tax benefit of $1,912 and $19,228, respectively, which were recognized related to excess tax benefits on equity compensation for the three and nine months ended September 30, 2018.
For the three and nine months ended September 30, 2017, our effective tax rate was different than the statutory rate due to a discrete period tax benefits of $9,539 and $1,433, respectively which were recognized related to excess tax benefits on equity compensation recognized primarily in the first quarter of 2017 as well as an adjustment to our deferred asset related to stock compensation.
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
During the nine months ended September 30, 2018, we reviewed further information and interpreted the TCJA utilizing additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and other regulatory bodies. We have made no adjustments to the provisional amounts recorded related to the re-measurement of the deferred tax asset as well as the conclusion regarding the applicability of repatriation tax. The Company will continue to analyze the effects of the TCJA on the Company’s operations and will record any adjustments associated with the enactment of the legislature during the measurement period as provided by SAB 118.
Uncertain Tax Positions
The Company had an uncertain tax position of $1,086 as of December 31, 2017. As a result of acceptance by the Internal Revenue Service of requested accounting method change relating to the reporting of tenant incentive allowance income, this uncertain tax position has been removed. As of September 30, 2018, the Company has recorded an uncertain tax position in the amount of $272 due to the uncertainty regarding the rate used by TokBox when calculating its transfer pricing costs to its affiliated entities. The Company recognizes interest and penalties related to uncertain tax positions in income taxes. The Company did not have any interest or penalties related to this uncertain tax position during the three and nine months ended September 30, 2018 and September 30, 2017.
Net Operating Loss Carry Forwards ("NOLs")
As of September 30, 2018, we had cumulative domestic Federal NOLs of $565,730 and cumulative state NOLs of approximately $146,254, expiring at various times through 2037. In addition, we had NOLs for United Kingdom tax purposes of $50,142 with no expiration date.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 11. Subsequent Events

On October 31, 2018, the Company acquired 100% of the issued and outstanding shares of NewVoiceMedia Limited (“NewVoiceMedia”), a cloud Contact Center-as-a-Service (CCaaS) provider, for a purchase price of $350 million paid in cash. NewVoiceMedia is a private limited company organized under the laws of England & Wales.
Due to the closing of the acquisition subsequent to the period end, the Company is currently in the process of determining the fair value of assets acquired and liabilities assumed necessary to develop the purchase price allocation. As such, disclosure of the purchase price allocation and supplemental pro forma information is not practicable. As of September 30, 2018, the Company has incurred and expensed acquisition related transaction costs included in general and administrative expense related to the acquisition of NewVoiceMedia of approximately $4,832.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q and our audited financial statements included in our Annual Report on Form 10-K. This discussion contains forward-looking statements. These forward-looking statements are based on information available at the time the statements are made and/or management’s belief as of that time with respect to future events and involve risks and uncertainties that could cause actual results and outcomes to be materially different. Important factors that could cause such differences include but are not limited to: the competition we face; the expansion of competition in the cloud communications market; our ability to adapt to rapid changes in the cloud communications market; the nascent state of the cloud communications for business market; our ability to retain customers and attract new customers cost effectively; the risk associated with developing and maintaining effective internal sales teams and effective distribution channels; risks related to the acquisition or integration of businesses we have acquired; security breaches and other compromises of information security; risks associated with sales of our services to medium-sized and enterprise customers; our reliance on third party hardware and software; our dependence on third party facilities, equipment, systems and services; system disruptions or flaws in our technology and systems; our ability to scale our business and grow efficiently; our dependence on third party vendors; the impact of fluctuations in economic conditions, particularly on our small and medium business customers; our ability to comply with data privacy and related regulatory matters; our ability to obtain or maintain relevant intellectual property licenses; failure to protect our trademarks and internally developed software; fraudulent use of our name or services; intellectual property and other litigation that have been and may be brought against us; reliance on third parties for our 911 services; uncertainties relating to regulation of business services; risks associated with legislative, regulatory or judicial actions regarding our business products; risks associated with operating abroad; risks associated with the taxation of our business; risks associated with a material weakness in our internal controls; governmental regulation and taxes in our international operations; liability under anti-corruption laws or from governmental export controls or economic sanctions; our dependence on our customers' broadband connections; restrictions in our debt agreements that may limit our operating flexibility; foreign currency exchange risk; our ability to obtain additional financing if required; any reinstatement of holdbacks by our credit card processors; our history of net losses and ability to achieve consistent profitability in the future; our ability to fully realize the benefits of our net operating loss carry-forwards if an ownership change occurs; certain provisions of our charter documents/ and other factors that are set forth in the “Risk Factors” in our Annual Report on Form 10-K and in our Quarterly Reports on Form 10-Q. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, and therefore, you should not rely on these forward-looking statements as representing our views as of any date subsequent to the date this Form 10-Q is filed with the Securities and Exchange Commission.
Financial Information Presentation
For the financial information discussed in this Quarterly Report on Form 10-Q, other than per share and per line amounts, dollar amounts are presented in thousands, except where noted. All trademarks are the property of their owners.
Overview and Strategy
At Vonage, we are redefining business communications. True to our roots as a technology disruptor, we are embracing technology to transform how businesses communicate to create better business outcomes. Our cloud communications platform enables businesses of all sizes to collaborate more productively and engage their customers more efficiently across any device. Vonage customers can choose among two separate delivery models to suit their specific communication needs: They can purchase Vonage Business with a Software as a Service, or SaaS, model for a complete and configured unified communications solution or they can purchase Nexmo's "the Vonage API Platform" with a Platform as a Service, or PaaS, model and consume our cloud communication in programmable modules, delivered via application programming interfaces, or APIs. We also provide a robust suite of feature-rich residential communication solutions.

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
Our Business strategy is to support the full range of business customers, using two product families: Vonage Business Cloud, based on our proprietary call processing platform that is purpose-built for SMB and mid-market customers; and Vonage Enterprise, based on Broadsoft’s call processing platform in combination with other Vonage cloud based solutions, which serves larger customers, from mid-market businesses through large enterprises. We also organized our sales force to address the full business market. We believe operating two platforms at scale enables us to deliver the right products and solutions to address the needs of diverse customers while maximizing our subscriber economics, regardless of segment served. Revenues are generated primarily through the sale of subscriptions for our UCaaS services. Our revenue generation efforts are focused on customer acquisition and retention as well as providing additional services to existing customers as they grow and scale.
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

Nexmo, the Vonage API Platform. We are a global leader in the CPaaS segment of the cloud communications market, providing innovative communication APIs for text messaging and voice communications, allowing developers and enterprises to embed contextual communications into mobile apps, websites and business workflows via text, social media, chat apps and voice. With just few lines of code, developers can send and receive text messages and build programmable voice applications. Nexmo, the Vonage API Platform can scale from one API call to billions. The platform makes it easy for any of our developers to access communication services via software and APIs. Through Nexmo we have a global network of interconnected carriers delivering our API-based communications platform, enabling businesses to communicate with their customers reliably and with ease, no matter where in the world they are located. The integration of our CPaaS services to our Business offering allows our customers to address their full communications needs, from employee to employee communications through business to customer communications. With the addition of the acquisition of TokBox in August 2018, the Company has added the ability to provide video functionality to its API platform.
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
Customers in the United States represented 79% and 80% of our consolidated revenues for the three and nine months ended September 30, 2018, respectively, with the balance in Canada, the United Kingdom, China, Singapore, Netherlands and many other countries around the world.
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

Key Operating Data

The table below includes key operating data that our management uses to measure the growth and operating performance of the Business segment:

Business	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Service revenue per customer	$362	$324	$345	$323
Business revenue churn	1.1%	1.2%	1.2%	1.2%
Service Revenue per Customer. Service revenue per customer for a particular period is calculated by dividing the average monthly service revenues for the period by the average number of customers over the number of months in the period. The average number of customers is the number of customers on the first day of the period, plus the number of customers on the last day of the period, divided by two. Service revenue excludes revenues from trading and auction customers. Service revenue per customer increased from $324 for the three months ended September 30, 2017 to $362 for the three months ended September 30, 2018 primarily driven by the Company's successful efforts to attract larger business customers and to expand services provided to our existing business customers. Service revenue per customer increased from $323 for the nine months ended September 30, 2017 to $345 for the nine months ended September 30, 2018 also primarily driven by the Company's successful efforts to attract larger business customers and to expand services provided to our existing business customers.
Business Revenue Churn. Business revenue churn is calculated by dividing the revenue from customers or customer locations that have been confirmed to be foregone during a period by the simple average of the total revenue from all customers in that period. Revenue for purposes of determining Business revenue churn is service revenue excluding revenue from our trading and auction customers, and usage in excess of a customer’s contracted service plan, regulatory fees charged to customers, and credits. The simple average of total revenue from all customers during the period is the total revenue as defined herein on the first day of the period, plus the total revenue as defined herein on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first month after activation. Other companies may calculate business revenue churn differently, and their business revenue churn data may not be directly comparable to ours. Business revenue churn decreased from 1.2% for the three months ended September 30, 2017 to 1.1% for the three months ended September 30, 2018 and remained flat at 1.2% for the nine months ended September 30, 2017 and the nine months ended September 30, 2018, respectively.  Our revenue churn will fluctuate over time due to economic conditions, seasonality in certain customer's operations, loss of customers who are acquired, and competitive pressures including promotional pricing. We are continuing to invest in our overall quality of service which includes customer care headcount and systems, billing systems, on-boarding processes and self-service options to ensure we scale our processes to our growth and continue to improve the overall customer experience.

The table below includes key operating data that our management uses to measure the growth and operating performance of the Consumer segment:

Consumer	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Average monthly revenues per subscriber line	$26.30	$26.29	$26.41	$26.18
Subscriber lines (at period end)	1,341,662	1,543,760	1,341,662	1,543,760
Customer churn	1.8%	1.9%	1.8%	2.0%
Average Monthly Revenues per Subscriber Line. Average monthly revenues per subscriber line for a particular period is calculated by dividing our revenues for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. The simple average number of subscriber lines for the period is the number of subscriber lines on the first day of the period, plus the number of subscriber lines on the last day of the period, divided by two. Our average monthly revenues per subscriber line increased slightly from $26.29 for the three months ended September 30, 2017 to $26.30 for the three months ended September 30, 2018 and increased slightly from $26.18 for the nine months ended September 30, 2017 to $26.41 for the nine months ended September 30, 2018, respectively, which is driven by the Company's ability to retain its more tenured customers.
Subscriber Lines. Our subscriber lines include, as of a particular date, all paid subscriber lines from which a customer can make an outbound telephone call on that date. Our subscriber lines include fax lines, including fax lines bundled with subscriber lines in our small office home office calling plans and soft phones, but do not include our virtual phone numbers and toll free numbers, which only allow inbound telephone calls to customers. Subscriber lines decreased from 1,543,760 as of September 30, 2017 to 1,341,662 as of September 30, 2018, reflecting planned actions to enhance the profitability of the assisted sales channel by eliminating lower performing locations and restructuring the pricing offers, and to shift investment to our business market.
Customer Churn. Customer churn is calculated by dividing the number of customers that have terminated during a period by the simple average of number of customers in a given period. The simple average number of customers during the period is the number of customers on the first day of the period, plus the number of customers on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first month after activation. Other companies may calculate customer churn differently, and their customer churn data may not be directly comparable to ours. Customer churn decreased from 1.9% for the three months ended September 30, 2017 to 1.8% for the three months ended September 30, 2018 and decreased from 2.0% for the nine months ended September 30, 2017 to 1.8% for the nine months ended September 30, 2018, respectively. We monitor customer churn on a daily basis and use it as an indicator of the level of customer satisfaction. Customers who have been with us for a year or more tend to have a lower churn rate than customers who have not. In addition, our customers who are international callers generally churn at a lower rate than customers who are domestic callers. Our customer churn will fluctuate over time due to economic conditions, competitive pressures including promotional pricing targeting international long distance callers, marketplace perception of our services, and our ability to provide high quality customer care and network quality and add future innovative products and services.

Results of Operations
The following table sets forth, as a percentage of total revenues, our condensed consolidated statements of income for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Total revenues	100%	100%	100%	100%

Operating Expenses:
Cost of revenues (exclusive of depreciation and amortization)	40	41	41	41
Sales and marketing	28	29	30	31
Engineering and development	6	3	4	3
General and administrative	14	10	12	13
Depreciation and amortization	6	7	7	7
Total operating expenses	94	90	94	95
Income from operations	6	10	6	5
Other Income (Expense):
Interest expense	(1)	(2)	(1)	(1)
Other income (expense), net	—	—	—	—
Total other income (expense), net	(1)	(2)	(1)	(1)
Income before income taxes	5	8	5	4
Income tax (expense) benefit	(1)	(4)	1	(1)
Net income	4%	4%	6%	3%

Management's Discussion of the Results of Operations for the Three and Nine Months Ended September 30, 2018 and 2017
The Company reported income before income taxes of $12,158 and $21,270 for the three months ended September 30, 2018 and 2017, respectively. The decrease was primarily driven by higher other operating expenses of $16,811 driven by increases in salary costs due to higher headcount as a result of the acquisition of TokBox along with higher acquisition related costs associated with TokBox and NewVoiceMedia, as well as increases in engineering and development expenses in connection with the Company's continued transformation focused on innovation, offset by higher gross margin discussed below. The Company reported income before income taxes of $37,027 and $25,964 for the nine months ended September 30, 2018 and 2017, respectively. The increase in income before income taxes as compared to the prior year was primarily caused by higher gross margin discussed below offset in part by higher other operating expenses of $3,795, as a result of increased engineering and development expenses as the Company continues to increase focus on innovation.
The Company reported net income of $9,588 and $10,602 for the three months ended September 30, 2018 and 2017 and $42,671 and $21,340 for the nine months ended September 30, 2018 and 2017, respectively. The decrease in net income for the three months ended September 30, 2018 is mainly due to the aforementioned decrease in income before income taxes offset by the decrease in income tax expense of $8,098. The increase in net income for the nine months ended September 30, 2018 is primarily the result of the aforementioned increase in income before income taxes and by a decrease in income tax expense of $10,268 primarily driven by the exercise of stock options and vesting of restricted stock during the first quarter of 2018.

We calculate gross margin in order to evaluate operating revenues as total revenues less cost of revenues, which primarily consists of fees that we pay to third parties on an ongoing basis in order to provide our services and costs incurred when a customer first subscribes to our service. The following table presents consolidated revenues, cost of revenues and the composition of gross margin for the three and nine months ended September 30, 2018 and 2017:

(in thousands, except percentages)	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2018	2017	Dollar Change	Percent Change	2018	2017	Dollar Change	Percent Change
Revenues	$261,531	$253,083	$8,448	3%	$774,979	$748,266	$26,713	4%
Cost of revenues (1)	104,351	102,938	1,413	1%	315,122	301,688	13,434	4%
Gross margin	$157,180	$150,145	$7,035	5%	$459,857	$446,578	$13,279	3%
(1) Excludes depreciation and amortization of $6,386 and $6,852 for the three months ended September 30, 2018 and 2017, respectively, and $19,046 and $20,497 for the nine months ended September 30, 2018 and 2017, respectively.
Consolidated revenues and cost of revenues were impacted by the following trends and uncertainties:
Three Months Ended September 30, 2018 compared to Three Months Ended September 30, 2017
Consolidated revenues increased 3% for the three months ended September 30, 2018 as compared to the prior year period. The increase is primarily due to Business customer growth of 12% driving an increase in revenues of $24,329 offset by declining consumer revenues of $15,881 in connection with the continued decline of subscriber lines. As the Company reallocates resources to increase market share in its Business communications platforms we will continue to see accelerating consolidated growth rates as Business growing significantly faster than Consumer is declining.
Cost of revenues increased 1% for the three months ended September 30, 2018 as compared to the prior year period driven by costs incurred in servicing our business customers of $11,769 due to the increase in customer growth. This was offset by a decrease in costs associated with our consumer costs of $10,356 as subscriber lines continues to decline resulting in lower international and long-distance termination costs.
Nine Months Ended September 30, 2018 compared to Nine Months Ended September 30, 2017
Consolidated revenues increased 4% for the nine months ended September 30, 2018 as compared to the prior year period. The increase is primarily due to business customer growth driving an increase in revenues of $73,323 offset by declining consumer revenues of $46,610 in connection with the continued decline of subscriber lines. The Company continues to expect that the Consumer portion of the Company's overall business will become less significant as the Company reallocates resources to increase market share in its Business communications platforms.
Cost of revenues increased 4% for the nine months ended September 30, 2018 as compared to the prior year period driven by increased costs incurred in servicing our business customers of $42,017 due to an increase in customers of 12% along with costs associated with trading activities at Nexmo that are recognized on a gross basis beginning in the second quarter of 2017 which were reported as net in the prior year quarter. This was offset by a decrease in costs in Consumer of $28,583 as subscriber lines continues to decline resulting in lower international and long-distance termination costs.

Business Gross Margin for the Three and Nine Months Ended September 30, 2018 and 2017

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2018	2017	Dollar Change	Percent Change	2018	2017	Dollar Change	Percent Change
Revenues
Service revenues	$133,709	$108,819	$24,890	23%	$377,703	$303,814	$73,889	24%
Access and product revenues(1)	12,427	13,749	(1,322)	(10)%	37,674	41,622	(3,948)	(9)%
Service, access and product revenues	146,136	122,568	23,568	19%	415,377	345,436	69,941	20%
USF revenues	7,499	6,738	761	11%	22,768	19,386	3,382	17%
Total revenues	153,635	129,306	24,329	19%	438,145	364,822	73,323	20%

Cost of revenues
Service cost of revenues (2)	59,600	49,078	10,522	21%	172,917	134,041	38,876	29%
Access and product cost of revenues (1)	14,887	14,401	486	3%	43,291	43,537	(246)	(1)%
Service, access and product cost of revenues	74,487	63,479	11,008	17%	216,208	177,578	38,630	22%
USF cost of revenues	7,499	6,738	761	11%	22,773	19,386	3,387	17%
Total cost of revenues	81,986	70,217	11,769	17%	238,981	196,964	42,017	21%

Segment gross margin
Service margin	74,109	59,741	14,368	24%	204,786	169,773	35,013	21%
Gross margin ex-USF (Service, access and product margin)	71,649	59,089	12,560	21%	199,169	167,858	31,311	19%
Segment gross margin	$71,649	$59,089	$12,560	21%	$199,164	$167,858	$31,306	19%

Segment gross Margin %
Service margin %	55.4%	54.9%	54.2%	55.9%
Gross margin ex-USF (Service, access and product margin) %	49.0%	48.2%	47.9%	48.6%
Segment gross margin %	46.6%	45.7%	45.5%	46.0%

(1)	Includes customer premise equipment, access, and shipping and handling.

(2)
Excludes depreciation and amortization of $5,141 and $5,053 for the three months ended September 30, 2018 and 2017, respectively and $15,092 and $14,931 for the nine months ended September 30, 2018 and 2017, respectively.

Three Months Ended September 30, 2018 compared to Three Months Ended September 30, 2017
The following table describes the increase in business gross margin for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017:

(in thousands)
Service gross margin increased 24% primarily due to continued growth of our service offerings to our Business customers consistent with our overall organic growth in our Business customer base of 12% as compared to the prior year quarter	$14,368
Access and product gross margin decreased due to higher costs providing access services to Business customers during the current quarter	(1,808)
Increase in segment gross margin	$12,560
The service gross margin percentage increased to 55.4% for the three months ended September 30, 2018 from 54.9% for the three months ended September 30, 2017. The increase in business service gross margin percentage is a result of the sale of a greater proportion of higher margin services across our Business segment during the current quarter as compared to the same period in the prior year offset along with lower credits. Our gross margin percentage may continue to be impacted by changes in the mix of service offerings provided to our customers across our Business segment.
Nine Months Ended September 30, 2018 compared to Nine Months Ended September 30, 2017
The following table describes the increase in business gross margin for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017:

(in thousands)
Service gross margin increased 21% primarily due to continued growth of our service offerings to our Business customers consistent with our overall organic growth in our Business customer base of 12% as compared to the prior year period	$35,013
Access and product gross margin decreased due to higher costs providing access services to Business customers during the current period	(3,702)
USF gross margin decreased mainly due to payment during the first quarter of 2018 for USF fees not collected in 2017	(5)
Increase in segment gross margin	$31,306
While service gross margin has increased, service gross margin percentage decreased to 54.2% for the nine months ended September 30, 2018 from 55.9% for the nine months ended September 30, 2017. The decrease in business service gross margin percentage is a result of the sale of a greater proportion of lower margin services across our Business segment during the nine months ended September 30, 2018 as compared to the same period in the prior year along with lower credits. Our gross margin percentage may continue to be impacted by changes in the mix of service offerings provided to our customers across our Business segment.

Consumer Gross Margin for the Three and Nine Months Ended September 30, 2018 and 2017

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2018	2017	Dollar Change	Percent Change	2018	2017	Dollar Change	Percent Change
Revenues
Service revenues	$97,093	$111,913	$(14,820)	(13)%	$301,954	$346,666	$(44,712)	(13)%
Access and product revenues(1)	92	94	(2)	(2)%	472	498	(26)	(5)%
Service, access and product revenues	97,185	112,007	(14,822)	(13)%	302,426	347,164	(44,738)	(13)%
USF revenues	10,711	11,770	(1,059)	(9)%	34,408	36,280	(1,872)	(5)%
Total revenues	107,896	123,777	(15,881)	(13)%	336,834	383,444	(46,610)	(12)%

Cost of revenues
Service cost of revenues (2)	10,661	19,434	(8,773)	(45)%	37,050	62,969	(25,919)	(41)%
Access and product cost of revenues (1)	993	1,517	(524)	(35)%	4,657	5,475	(818)	(15)%
Service, access and product cost of revenues	11,654	20,951	(9,297)	(44)%	41,707	68,444	(26,737)	(39)%
USF cost of revenues	10,711	11,770	(1,059)	(9)%	34,434	36,280	(1,846)	(5)%
Total cost of revenues	22,365	32,721	(10,356)	(32)%	76,141	104,724	(28,583)	(27)%

Segment gross margin
Service margin	86,432	92,479	(6,047)	(7)%	264,904	283,697	(18,793)	(7)%
Gross margin ex-USF (Service, access and product margin)	85,531	91,056	(5,525)	(6)%	260,719	278,720	(18,001)	(6)%
Segment gross margin	$85,531	$91,056	$(5,525)	(6)%	$260,693	$278,720	$(18,027)	(6)%

Segment gross Margin %
Service margin %	89.0%	82.6%	87.7%	81.8%
Gross margin ex-USF (Service, access and product margin) %	88.0%	81.3%	86.2%	80.3%
Segment gross margin %	79.3%	73.6%	77.4%	72.7%

(1)	Includes customer premise equipment and shipping and handling.

(2)
Excludes depreciation and amortization of $1,245 and $1,799 for the three months ended September 30, 2018 and 2017, respectively and $3,954 and $5,566 for the nine months ended September 30, 2018 and 2017, respectively.

Three Months Ended September 30, 2018 compared to Three Months Ended September 30, 2017
The following table describes the decrease in consumer gross margin for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017:

(in thousands)
Service gross margin decreased primarily due to a decrease in subscriber lines of 13% resulting in lower gross margin of $7,961 as we have reallocated resources focused on attracting business customers. This was offset by a slight increase in average revenue per customer and lower overall costs incurred by the Consumer segment resulting in increased gross margin of $1,914	$(6,047)
Access and product gross margin increased 37% primarily due lower equipment costs associated with sales to customers during the current quarter	522
Decrease in segment gross margin	$(5,525)
Consumer service gross margin percentage increased to 89.0% for the three months ended September 30, 2018 from 82.6% for the three months ended September 30, 2017 due to lower international and domestic termination rates and the allocation of certain shared network costs to Business as that revenue becomes a greater proportion of the whole. The increase in Consumer service margin percentage is primarily driven by overall lower costs attributed to consumer services as the Company shifts resources towards attracting more profitable business customers.
Nine Months Ended September 30, 2018 compared to Nine Months Ended September 30, 2017
The following table describes the decrease in consumer gross margin for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017:

(in thousands)
Service gross margin decreased primarily due to a decrease in subscriber lines of 13% resulting in lower gross margin of $20,680 as we have reallocated resources to focus on attaining business customers. This was offset by a slight increase in average revenue per customer and lower overall costs incurred by the Consumer segment resulting in increased gross margin of $1,887	$(18,793)
Access and product gross margin increased 16% primarily due lower equipment costs associated with sales to customers during the nine months	792
USF gross margin decreased mainly due to payment during the quarter for USF fees not collected in 2017	(26)
Decrease in segment gross margin	$(18,027)
Consumer service gross margin percentage increased to 87.7% for the nine months ended September 30, 2018 from 81.8% for the nine months ended September 30, 2017 due to lower international and domestic termination rates and the allocation of certain shared network costs to Business as that revenue becomes a greater proportion of the whole. The increase in consumer service margin percentage is primarily driven by overall lower costs attributed to consumer services as the Company shifts resources towards attracting more profitable business customers.
Other Operating Expenses

The following table presents our other operating costs during the three and nine months ended September 30, 2018 and 2017, respectively:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2018	2017	Dollar Change	Percent Change	2018	2017	Dollar Change	Percent Change
Sales and marketing	$74,380	$73,576	$804	1%	$229,201	$235,245	$(6,044)	(3)%
Engineering and development	14,309	6,956	7,353	106%	35,504	21,996	13,508	61%
General and administrative	37,620	26,811	10,809	40%	97,376	98,411	(1,035)	(1)%
Depreciation and amortization	16,024	18,179	(2,155)	(12)%	51,886	54,520	(2,634)	(5)%
Total other operating expenses	$142,333	$125,522	$16,811	13%	$413,967	$410,172	$3,795	1%

Three Months Ended September 30, 2018 compared to Three Months Ended September 30, 2017

Total other operating expenses increased by $16,811 as compared to the three months ended September 30, 2017 due to the following:

•
Engineering and development expense increased by $7,353 in connection with the Company's continued transformation focused on innovation especially in regards to developing further functionality related to its proprietary platform in order to support customers through the mid-market and enterprise sector.

•
General and administrative expense increased by $10,809 due to acquisition related costs associated with the acquisition of TokBox in August 2018 and due diligence costs associated with the acquisition of NewVoiceMedia combined with higher personnel costs due the increased headcount following the acquisition of TokBox.

•	Depreciation and amortization expense decreased by $2,155 primarily due to the expiration of the Company's capital lease in August 2017 associated with its office location in Holmdel, New Jersey.
Nine Months Ended September 30, 2018 compared to Nine Months Ended September 30, 2017

Total other operating expenses increased by $3,795 as compared to the nine months ended September 30, 2017 due to the following:

•
Sales and marketing expense decreased by $6,044 due to a reduction in marketing through traditional media outlets. Also attributing to the decline in sales and marketing expense was a decrease in commissions upon adoption of Topic 606 as costs to acquire Business customers are deferred and amortized over the life of the associated customer. Prior to adoption, commissions were expensed as they were incurred.

•
Engineering and development expense increased by $13,508 in connection with the Company's continued transformation focused on innovation especially in regards to developing further functionality related to its proprietary platform in order to support customers through the mid-market and enterprise sector.

•
General and administrative expense decreased by $1,035 due in part to acquisition related compensation for Nexmo and severance costs incurred during the prior year period which did not occur during the nine months ended September 30, 2018 offset in part by acquisition related costs in the current quarter related to the acquisition of TokBox and NewVoiceMedia.

•
Depreciation and amortization expense decreased by $2,634 primarily due to the expiration of the Company's capital lease in August 2017 associated with its office location in Holmdel, New Jersey offset in part by accelerated software amortization.

Other Income (Expense)

(in thousands, except percentages)	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2018	2017	Dollar Change	Percent Change	2018	2017	Dollar Change	Percent Change
Interest expense	$(3,036)	$(3,821)	$(785)	(21)%	$(9,294)	$(11,385)	$(2,091)	(18)%
Other income (expense), net	347	468	(121)	(26)%	431	943	(512)	(54)%
	$(2,689)	$(3,353)	$664		$(8,863)	$(10,442)	$1,579
Three Months Ended September 30, 2018 compared to Three Months Ended September 30, 2017
Interest expense. The decrease in interest expense of $785, or 21%, was mainly due to lower principal balances on our 2018 Credit Facility that we entered into in July 2018 and our 2016 Credit Facility that we entered into in July 2016 as compared to the prior year on our 2016 Credit Facility, which were offset by slightly higher interest rates.
Nine Months Ended September 30, 2018 compared to Nine Months Ended September 30, 2017
Interest expense. The decrease in interest expense of $2,091, or 18%, was mainly due to lower principal balances on our 2018 Credit Facility that we entered into in July 2018 and our 2016 Credit Facility that we entered into in July 2016 as compared to the prior year on our 2016 Credit Facility, which were offset by slightly higher interest rates.
Income Taxes
We recognize income tax expense equal to pre-tax income multiplied by our effective income tax rate. In addition, adjustments are recorded for discrete period items and changes to our state effective tax rate which can cause the rate to fluctuate from quarter to quarter.

During the three months ended September 30, 2018, we recognized an additional discrete period tax benefit of $1,912 related to excess tax benefits on equity compensation recognized during the quarter. During the nine months ended September 30, 2018, we recognized a discrete period tax benefit of $19,228 related to excess tax benefits on equity compensation recognized during the nine months ended September 30, 2018.
During the three and nine months ended September 30, 2017, we recognized discrete period tax benefits of $9,539 and $1,433, respectively, which were recognized related to excess tax benefits on equity compensation recognized primarily in the first quarter of 2017 as well as an adjustment to our deferred asset related to stock compensation.

Liquidity and Capital Resources
For the nine months ended September 30, 2018, we generated higher net cash from operations compared to the prior year. We expect to continue to balance efforts to grow our revenue while consistently achieving operating profitability. To grow our revenue, we continue to make investments in growth initiatives, marketing, application development, network quality and expansion, and customer care. Although we believe we will achieve consistent profitability in the future, we ultimately may not be successful and we may not achieve consistent profitability. We believe that cash flow from operations and cash on hand will fund our operations for at least the next twelve months.
The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
(in thousands)	2018	2017	Dollar Change
Net cash provided by operating activities	$94,463	$80,600	$13,863
Net cash used in investing activities	(49,184)	(23,626)	(25,558)
Net cash used in financing activities	(50,130)	(56,757)	6,627

Operating Activities
Cash provided by operating activities increased to $94,463 for the nine months ended September 30, 2018 compared to $80,600 for the nine months ended September 30, 2017, primarily due to an increase in earnings as compared to the prior period, offset by a decrease in stock compensation expense during the nine months ended September 30, 2018 of $4,502 driven by higher acquisition related stock compensation expense in the prior year period and a decrease in deferred income tax expense during the nine months ended September 30, 2018 of $11,981.
Changes in working capital include changes in accounts receivable, inventory, prepaid and other assets, accounts payable, accrued and other liabilities, and deferred revenue and costs. Cash used for working capital requirements decreased by $2,115 during the nine months ended September 30, 2018 compared to the prior year period primarily due to the timing of payments.
Investing Activities
Cash used in investing activities for the nine months ended September 30, 2018 of $49,184 was mainly attributable to cash used for the acquisition of TokBox on August 1, 2018 of $32,299 along with the purchase of capital expenditures of $10,687 and development of software assets of $6,198.
Cash used in investing activities for the nine months ended September 30, 2017 of $23,626 was mainly attributable to the purchase of capital expenditures of $15,790 and development of software assets of $9,438, offset by the sales of marketable securities of $602 and cash proceeds of $1,000 associated with the sale of the Hosted Infrastructure product line in the second quarter of 2017.

Financing Activities
Cash used in financing activities for the nine months ended September 30, 2018 of $50,130 was primarily attributable to $293,688 of payments made to retire the 2016 credit facility along with additional repayments under the 2018 credit facility in the third quarter of 2018, payments for deferred financing costs of $3,376, $119 in capital lease payments, and $31,064 in employee taxes paid on withholding shares, offset by $272,000 in proceeds received from draws on the 2016 credit facility and the execution of the 2018 credit facility and $6,117 in proceeds received from the exercise of stock options.

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
Available Borrowings Under the 2018 Credit Facility
We maintain significant availability under our lines of credit to meet our short-term liquidity requirements. As of September 30, 2018, amounts available under the 2018 Credit Facility totaled $386 million. On October 29, 2018, the Company borrowed $335 million against its revolving credit facility in order to acquire NewVoiceMedia.
On July 31, 2018, the Company entered into the 2018 Credit Facility consisting of a $100 million senior secured term loan and a $500 million revolving credit facility bearing interest at LIBOR plus 2.25% at closing. The 2018 Credit Facility represents a $150 million increase from the 2016 Credit Agreement and has a maturity date of July 31, 2023. The Company used $232 million of the proceeds from the 2018 Credit Facility plus cash on hand to retire all outstanding indebtedness under the 2016 Credit Facility and to cover transaction fees and expenses. The co-borrowers under the 2018 Credit Facility are the Company and Vonage America Inc., the Company’s wholly owned subsidiary. Obligations under the 2018 Credit Facility are guaranteed, fully and unconditionally, by the Company’s other United States subsidiaries and are secured by substantially all of the assets of each borrower and each guarantor.
State and Local Sales Taxes
We have contingent liabilities for state and local sales taxes. As of September 30, 2018, we had a reserve of $1,868. If our ultimate liability exceeds this amount, it could affect our liquidity unfavorably. However, we do not believe it will significantly impair our liquidity.
Capital Expenditures
Our capital expenditures for the nine months ended September 30, 2018 were $16,885, of which $6,198 was for software acquisition and development. The majority of these expenditures are comprised of investments in information technology and systems infrastructure, including an electronic data warehouse, online customer service, and customer management platforms. For 2018, we believe our capital and software expenditures will be approximately $25,000.
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
As of September 30, 2018, approximately $42,533 remained of our 2014 $100.0 million repurchase program. The repurchase program expires on December 31, 2018 but may be suspended or discontinued at any time without notice.

Off-Balance Sheet Arrangements
Obligations under Certain Guarantee Contracts
We enter guarantee arrangements in the normal course of business to facilitate transactions with third parties. These arrangements include financial and performance guarantees, stand-by letters of credit, debt guarantees and indemnifications. As of September 30, 2018 and December 31, 2017 we had stand-by letters of credit totaling $1,513 and $1,563, respectively.

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
We identify our most critical accounting policies as those that are the most pervasive and important to the portrayal of our financial position and results of operations, and those that require the most difficult, subjective or complex judgments by management regarding estimates. Our critical accounting policies include revenue recognition, valuation of goodwill and intangible assets, income taxes and capitalized software. Effective January 1, 2018, the Company adopted ASC Topic 606. Refer to Note 3, Revenue Recognition for changes to our critical accounting policy with respect to recognition of revenue for contracts with customers as a result of the adoption. As of September 30, 2018, our goodwill is attributable to our Business operating segment. We perform our annual test of goodwill on October 1st. Additionally, we will assess our goodwill for impairment between annual tests when specific circumstances dictate.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
We are exposed to financial market risks, including changes in currency exchange rates and interest rates.
Foreign Exchange Risk
We sell our products and services primarily in the United States, Canada, the European Union, and Asia. A portion of our sales denominated in Euros, the Canadian Dollar, and the British Pound, which are affected by changes in currency exchange rates. Our financial results could be affected by changes in foreign currency exchange rates, although foreign exchange risks have not been material to our financial position or results of operations to date.
Interest Rate and Debt Risk
Our exposure to market risk for changes in interest rates primarily relates to our long-term debt. In order to hedge the variability of expected future cash interest payments related to our credit facilities we have entered into three interest rate swap agreements which were executed on July 14, 2017. The swaps have an aggregate notional amount of $150 million and are effective on July 31, 2017 through June, 3, 2020. Under the swaps our interest rate is fixed at 4.7%. The interest rate swaps will be accounted for as cash flow hedges in accordance with ASC 815, Derivatives and Hedging.
As of September 30, 2018, if the interest rate on our variable rate debt changed by 1% on our 2018 term note, our annual debt service payment would change by approximately $300. As of September 30, 2018, if the interest rate on our variable rate debt changed by 1% on our 2016 revolving credit facility, our annual debt service payment would change by approximately $300.

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
(c) Common stock repurchases (in thousands, except per share value):
During the three months ended September 30, 2018, we did not repurchase Vonage Holdings Corp. common stock pursuant to the 2014 $100.0 million repurchase program. When executed, repurchases occur in the open market and pursuant to a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934. As of September 30, 2018, approximately $42,533 remained of our 2014 $100.0 million repurchase program.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

See accompanying Exhibit Index for a list of the exhibits filed or furnished with this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

2.1	Stock Purchase Agreement, dated July 30, 2018, by and among Nexmo Inc., Telefónica Digital Ltd and Telefónica Digital, Inc.(1)

2.2	Recommended Offer by Vonage Holdings Corp. for NewVoiceMedia Limited, dated September 20, 2018(2)

10.1
Second Amended and Restated Credit Agreement, dated July 31, 2018, by and among Vonage America Inc., Vonage Holdings Corp., JPMorgan Chase Bank, N.A. as Administrative Agent, Citizens Bank, N.A. and Bank of America, N.A. as Syndication Agreement, and the Lenders party thereto(3)

10.2	Form of Irrevocable Undertaking (Director)(4)

10.3	Form of Irrevocable Undertaking (Investor)(4)

10.4	Implementation and Management Warranty Deed, dated September 20, 2018, among each Warrantor provided therein, NewVoiceMedia Limited and Vonage Holdings Corp.(2)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(5)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(5)

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(5)

101
The following financial statements from Vonage Holdings Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, filed with the Securities and Exchange Commission on November 2, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statement of Stockholders’ Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to Vonage Holdings Corp.'s Amended Current Report on Form 8-K (File No. 001-32887) filed on September 18, 2018.

(2)	Incorporated by reference to Vonage Holdings Corp.'s Current Report on Form 8-K (File No. 001-32887) filed on November 2, 2018.

(3)	Incorporated by reference to Vonage Holdings Corp.'s Current Report on Form 8-K (File No. 001-32887) filed on August 2, 2018.

(4)	Incorporated by reference to Vonage Holdings Corp.'s Current Report on Form 8-K (File No. 001-32887) filed on September 20, 2018.
(5) Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VONAGE HOLDINGS CORP.

Dated:	November 2, 2018	By:	/s/ David T. Pearson
David T. Pearson Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)