Form 10-Q
period 2019-03-31
VONAGE HOLDINGS CORP
filed 2019-05-08
CIK 1272830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From __________  to __________
Commission File Number 001-32887
VONAGE HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Delaware	11-3547680
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

23 Main Street, Holmdel, NJ	07733
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (732) 528-2600
(Former name, former address and former fiscal year, if changed since last report): Not Applicable

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	VG	New York Stock Exchange
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	April 30, 2019
Common Stock, par value $0.001	242,443,075	shares

VONAGE HOLDINGS CORP.

Financial Information Presentation
For the financial information discussed in this Quarterly Report on Form 10-Q, other than per share and per line amounts, dollar amounts are presented in thousands, except where noted.

PART 1 - FINANCIAL INFORMATION
ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES
VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$18,254	$5,057
Accounts receivable, net of allowance of $3,446 and $3,542, respectively	73,375	75,342
Inventory, net of allowance of $114 and $152, respectively	1,322	1,470
Deferred customer acquisition costs, current portion	10,585	11,755
Prepaid expenses	27,113	26,496
Other current assets	6,897	7,634
Total current assets	137,546	127,754
Property and equipment, net of accumulated depreciation of $106,526 and $104,999, respectively	48,776	49,262
Operating lease right-of-use assets	53,042	—
Goodwill	602,301	598,499
Software, net of accumulated amortization of $97,189 and $100,870, respectively	21,001	17,430
Deferred customer acquisition costs	43,980	37,881
Restricted cash	1,872	2,047
Intangible assets, net of accumulated amortization of $176,941 and $162,788, respectively	287,800	299,911
Deferred tax assets	113,642	102,560
Other assets	25,759	24,144
Total assets	$1,335,719	$1,259,488
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$43,690	$53,262
Accrued expenses	86,057	87,370
Deferred revenue, current portion	53,628	53,447
Operating lease liabilities, current portion	13,909	—
Current portion of notes payable	10,000	10,000
Total current liabilities	207,284	204,079
Indebtedness under revolving credit facility	466,500	425,000
Notes payable, net of debt related costs and current portion	81,765	84,228
Operating lease liabilities	46,982	—
Other liabilities	3,046	10,413
Total liabilities	805,577	723,720
Commitments and Contingencies (Note 10)
Stockholders’ Equity:
Common stock, par value $0.001 per share; 596,950 shares authorized at March 31, 2019, and December 31, 2018	314	310
Additional paid-in capital	1,424,173	1,415,682
Accumulated deficit	(612,061)	(611,985)
Treasury stock, at cost	(293,575)	(275,009)
Accumulated other comprehensive income	11,291	6,770
Total stockholders’ equity	530,142	535,768
Total liabilities and stockholders’ equity	$1,335,719	$1,259,488
See accompanying notes to condensed consolidated financial statements.

VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018

Total revenues	$279,541	$253,573

Operating Expenses:
Cost of revenues (exclusive of depreciation and amortization)	113,411	103,567
Sales and marketing	95,523	77,136
Engineering and development	16,526	10,820
General and administrative	35,459	27,582
Depreciation and amortization	21,214	16,800
Total operating expenses	282,133	235,905
(Loss)/Income from operations	(2,592)	17,668
Other Income (Expense):
Interest expense	(7,576)	(3,161)
Other income (expense), net	(416)	(253)
Total other income (expense), net	(7,992)	(3,414)
(Loss)/Income before income taxes benefit	(10,584)	14,254
Income tax benefit	10,050	10,270
Net (loss)/income	$(534)	$24,524

(Loss)/Earnings per common share:
Basic	$—	$0.11
Diluted	$—	$0.10
Weighted-average common shares outstanding:
Basic	240,527	233,034
Diluted	240,527	248,481

See accompanying notes to condensed consolidated financial statements.

VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) / INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018

Net (loss)/income	$(534)	$24,524
Other comprehensive income:
Foreign currency translation adjustment, net of tax expense/(benefit) of $433 and ($2), respectively	5,208	6,333
Unrealized (loss)/gain on derivatives, net of tax expense/(benefit) of $28 and ($302), respectively	(687)	780
Total other comprehensive income	4,521	7,113
Comprehensive income	$3,987	$31,637

See accompanying notes to condensed consolidated financial statements.

VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net (loss)/income	$(534)	$24,524
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	6,656	7,419
Amortization of intangibles	14,558	9,207
Deferred income taxes	(10,283)	(10,655)
Amortization of deferred customer acquisition costs	2,530	2,159
Allowance for doubtful accounts and obsolete inventory	80	800
Amortization of debt issuance costs	270	258
Loss on disposal of property and equipment	514	174
Share-based expense	8,015	7,164
Changes in derivatives	(133)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,083	271
Inventory	179	(179)
Prepaid expenses and other current assets	170	(2,627)
Deferred customer acquisition costs	(7,459)	(5,813)
Accounts payable	(9,824)	1,622
Accrued expenses	(969)	(10,190)
Deferred revenue	(312)	(1,434)
Other assets - deferred cloud computing implementation costs	(3,022)	(1,204)
Other assets and liabilities	1,231	1,972
Net cash provided by operating activities	2,750	23,468
Cash flows used in investing activities:
Capital expenditures	(5,277)	(3,250)
Acquisition and development of software assets	(5,497)	(3,147)
Net cash used in investing activities	(10,774)	(6,397)
Cash flows provided by/(used in) financing activities:
Principal payments on capital lease obligations and other financing obligations	—	(59)
Payments on notes and revolving credit facility	(2,500)	(9,687)
Proceeds received from issuance of revolving credit facility and term note	41,500	10,000
Payment of debt issuance costs	(128)	—
Employee taxes paid on withholding shares	(18,566)	(27,487)
Proceeds from exercise of stock options	480	2,171
Net cash provided by/(used in) financing activities	20,786	(25,062)
Effect of exchange rate changes on cash	260	35
Net increase/(decrease) in cash, cash equivalents, and restricted cash	13,022	(7,956)
Cash, cash equivalents, and restricted cash, beginning of period	7,104	33,327
Cash, cash equivalents, and restricted cash, end of period	$20,126	$25,371
Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$6,929	$2,781
Income taxes	$148	$2,333
Non-cash investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$334	$1,315

See accompanying notes to condensed consolidated financial statements.

VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2017	$298	$1,375,391	$(672,561)	$(244,239)	$14,009	$472,898
Cumulative effect adjustment upon the adoption of Topic 606			24,848			24,848
Stock option exercises	8	2,163				2,171
Share-based expense		7,164				7,164
Employee taxes paid on withholding shares				(26,520)		(26,520)
Foreign currency translation adjustment					6,333	6,333
Unrealized gain on derivatives					780	780
Net income			24,524			24,524
Balance at March 31, 2018	$306	$1,384,718	$(623,189)	$(270,759)	$21,122	$512,198

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2018	$310	$1,415,682	$(611,985)	$(275,009)	$6,770	$535,768
Cumulative effect adjustment upon the adoption of Topic 842			458			458
Stock option exercises	4	476				480
Share-based expense		8,015				8,015
Employee taxes paid on withholding shares				(18,566)		(18,566)
Foreign currency translation adjustment					5,208	5,208
Unrealized loss on derivatives					(687)	(687)
Net loss			(534)			(534)
Balance at March 31, 2019	$314	$1,424,173	$(612,061)	$(293,575)	$11,291	$530,142

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
For our business customers, we provide innovative, cloud-based Unified Communications as a Service, or UCaaS, solutions, comprised of integrated voice, text, video, data, collaboration, and mobile applications over our flexible, scalable Session Initiation Protocol, or SIP, based Voice over Internet Protocol, or VoIP, network. We also offer Communications Platform as a Service, or CPaaS, solutions designed to enhance the way businesses communicate with their customers by embedding communications into apps, websites and business processes. With the acquisition of NewVoiceMedia on October 31, 2018, Vonage also provides customers with a robust Contact Center as a Service, or CCaaS, offering, driving intelligent interactions for customers through emerging technologies such as skills-based routing, real-time sentiment analysis and chatbots. NewVoiceMedia's cloud contact center solution, combined with Vonage's offering, provides an end-to-end communications experience for enhanced customer engagement and conversation. In combination, our products and services permit our business customers to communicate with their customers and employees through any cloud-connected device, in any place, at any time without the often costly investment required with on-site equipment.
We also provide a robust suite of feature-rich residential communication solutions that allow consumers to connect their home phones and mobile phones on one number and we offer attractive international long distance rates that help create a loyal base of satisfied customers.
Customers in the United States represented 73% and 82% of our consolidated revenues for the three months ended March 31, 2019 and 2018, respectively, with the balance in Canada, the United Kingdom, China, Singapore, Netherlands, and other countries around the world.
Unaudited Interim Financial Information
The accompanying unaudited interim condensed consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the SEC's regulations for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the Company's financial position, results of operations, comprehensive income, cash flows, and stockholders’ equity for the periods presented. The results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year.
These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on February 27, 2019.
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
Note 2.    Summary of Significant Accounting Policies
This footnote should be read in conjunction with the complete description of our significant accounting policies under Note 2, Summary of Significant Accounting Policies to our Annual Report on Form 10-K for the year ended December 31, 2018.
Cost of Revenues
Cost of revenues excludes depreciation and amortization expense of $9,418 and $6,434 for the three months ended March 31, 2019 and 2018, respectively. In addition, costs of goods sold included in cost of revenues during the three months ended March 31, 2019 and 2018 were $5,628 and $6,297, respectively.
Sales and Marketing Expenses
We incurred advertising costs which are included in sales and marketing of $17,750 and $14,521 for the three months ended March 31, 2019 and 2018, respectively.
Leases
At inception of a contract, the Company determines whether the contract is or contains a lease. Further, the Company determines if the arrangement qualifies as an operating lease or a finance lease. Operating leases are included in operating lease right-of-use assets, operating lease liabilities - current portion and operating lease liabilities on the Company's consolidated balance sheet. The Company does not have any finance leases as of March 31, 2019 and January 1, 2019.
A right-of-use asset represents the Company's right to use the underlying asset for the lease term and the lease liabilities represent our obligation to make lease payments under the leasing arrangement. We recognize an operating lease right-of-use asset and operating lease liability at the arrangement's commencement date based upon the present value of the lease payments over the lease term. We utilize our incremental borrowing rate based on the information available at the commencement date in order to determine the present value of lease payments or the implicit rate when readily determinable. The Company's lease arrangements may include options to extend or terminate the lease arrangement. Such options are included in the determination of lease term when it is reasonably certain that the Company will exercise that option. The Company recognizes lease expense for lease payments on a straight-line basis over the term of the lease. The Company has made an accounting policy election for leases that at the commencement date have terms of twelve months or less to not recognize an operating lease right-of-use assets or operating lease liabilities on its balance sheet. Instead, the Company recognizes lease payments as an expense in accordance with the lease terms.
Fair Value of Financial Instruments
The Company records certain of its financial assets at fair value on a recurring basis as described below. Certain of the Company's other financial instruments, which include cash and cash equivalents, accounts receivable and accounts payable, approximate fair value because of their short-term maturities. We believe the fair value of our debt at March 31, 2019 and December 31, 2018 was approximately the same as its carrying amount as market conditions, including available interest rates, credit spread relative to our credit rating, and illiquidity, remain relatively unchanged from the issuance date of our debt obligations for a similar debt instrument and are classified as Level 3 within the fair value hierarchy.

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
The following table presents the assets that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Level 2 Measurements
Interest rate swaps (1)	$1,278	$1,859

(1) Included in other assets on our condensed consolidated balance sheets.
Supplemental Balance Sheet Information

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheet to amounts included in the consolidated statement of cash flows:

	As of March 31,		As of December 31
	2019	2018	2018	2017
Cash and cash equivalents	$18,254	$23,536	$5,057	$31,360
Restricted cash	1,872	1,835	2,047	1,967
Total cash, cash equivalents and restricted cash	$20,126	$25,371	$7,104	$33,327

Intangible assets, net

	March 31, 2019	December 31, 2018
Customer relationships	$180,874	$187,887
Developed technology	100,053	104,368
Patents and patent licenses	2,135	2,514
Trade names	4,684	5,005
Non-compete agreements	54	137
Finite-lived intangible assets, net	$287,800	$299,911

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Accrued expenses

	March 31, 2019	December 31, 2018
Compensation and related taxes and temporary labor	$18,863	$33,249
Marketing	14,199	10,238
Taxes and fees	13,243	11,189
Telecommunications	28,297	21,403
Other accruals	3,025	4,729
Customer credits	2,698	3,325
Professional fees	4,517	2,049
Inventory	1,215	1,188
Accrued expenses	$86,057	$87,370

Recent Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". The ASU simplifies the subsequent measurement of goodwill and eliminates Step 2 from the goodwill impairment test. This ASU is effective for an annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of ASU 2017-04 is not expected to have a material impact on our condensed consolidated financial statements and related disclosures.
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which requires the use of a new current expected credit loss ("CECL") model in estimating allowances for doubtful accounts with respect to accounts receivable, straight-line receivable and notes receivable. Receivables from revenue transactions, or trade receivables, are recognized when the corresponding revenue is recognized under ASC Topic 606, Revenue from Contracts with Customers. The CECL model requires that the Company estimate its lifetime expected credit loss with respect to these receivables and record allowances that when deducted from the balance of the receivables, represent the estimated net amounts expected to be collected. Given the generally short term nature of trade receivables, we do not expect to apply a discounted cash flow methodology. However, the Company will consider whether historical loss rates are consistent with expectations of forward-looking estimates for our trade receivables. In November 2018, the FASB issued ASU 2018-19 to clarify that operating lease receivables recorded by lessors are explicitly excluded from the scope of Topic 326. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. While we are still evaluating the impact of this guidance on our consolidated financial statements, we do not currently believe it will have a material impact upon adoption.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The following standard was adopted by the Company during the current period:
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" which replaces the guidance on accounting for leases in Topic 840. The new guidance increases transparency and comparability among organizations by requiring lessees to recognize assets and liabilities on the balance sheet for most leases and disclose key information about leasing arrangements.
The Company adopted the new standard on January 1, 2019 using a modified retrospective transition approach, which involves applying the new standard to all leases existing at the date of the initial application with any cumulative impact of the adoption recorded to retained earnings. In addition, we elected the package of practical expedients permitted under the transition guidance which allows the Company to carry forward the historical lease classification. The adoption of Topic 842 has had a significant effect on our balance sheet, mostly related to (1) the recognition of new right-of-use assets and new lease liabilities on our balance sheet for our existing operating leases (most notably leases of office space and co-location space); and (2) the derecognition of existing assets (most notably prepaid rent), and existing liabilities (most notably deferred rent) related to such leases. It will not materially affect our earnings or cash flows. We recorded the following transactions on January 1, 2019:

•	Recognized currently unrecognized right-of-use assets of $57.3 million net of deferred rent and lease incentives which were previously included in other liabilities.

•	Recognized currently unrecognized lease liabilities of $64.5 million (based on the present value of the remaining minimum rental payments for existing operating leases).

•	Recognized an adjustment to retained earnings of $458 thousand related to release of deferred tax assets.
Note 3.  Revenue Recognition
The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers which is further described in Note 2, Summary of Significant Accounting Policies to our Annual Report on Form 10-K for the year ended December 31, 2018.
Disaggregation of Revenue
The following table details our revenue from customers disaggregated by primary geographical market, source of revenue, and timing of revenue recognition. The table also includes a reconciliation of the disaggregated revenue for our Business and Consumer segments.

	Three Months Ended			Three Months Ended
	March 31, 2019			March 31, 2018
	Business	Consumer	Total	Business	Consumer	Total
Primary geographical markets
United States	$112,438	$91,866	$204,304	$100,866	$107,268	$208,134
Canada	1,407	5,168	6,575	649	6,388	$7,037
United Kingdom	23,881	2,910	26,791	6,483	3,249	$9,732
Other Countries (1)	41,871	—	41,871	28,670	—	$28,670
	179,597	99,944	279,541	136,668	116,905	253,573
Major Sources of Revenue
Service revenues	$159,345	$89,000	$248,345	$116,302	$104,394	$220,696
Access and product revenues	11,697	68	11,765	12,531	91	12,622
USF revenues	8,555	10,876	19,431	7,835	12,420	20,255
	179,597	99,944	279,541	136,668	116,905	253,573
(1) No individual other international country represented greater than 10% of total revenue during the periods presented.
In addition, the Company recognizes service revenues from its customers through subscription services provided or through usage or pay-per-use type arrangements. During the three months ended March 31, 2019, the Company recognized $162,546 related to subscription services, $67,847 related to usage, and $49,148 related to other revenues such as USF, other regulatory fees, and credits. During the three months ended March 31, 2018, the Company recognized $152,453 related to subscription services, $51,186 related to usage, and $49,934 related to other revenues such as USF, other regulatory fees, and credits.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Contract Assets and Liabilities
The following table provides information about receivables and contract liabilities from contracts with customers:

	March 31, 2019	December 31, 2018
Receivables (1)	$73,375	$75,342
Contract liabilities (2)	53,628	53,447

(1) Amounts included in accounts receivables on our condensed consolidated balance sheet.
(2) Amounts included in deferred revenues and other liabilities on our condensed consolidated balance sheet.
Our deferred revenue represents the advance consideration received from customers for subscription services and is predominantly recognized over the following performance period which is generally a month as transfer of control occurs. During the three months ended March 31, 2019 and 2018, the Company recognized revenue of $100,434 and $119,371, respectively, related to its contract liabilities. We expect to recognize $53,628 into revenue over the next twelve months related to our deferred revenue as of March 31, 2019.
Contract Acquisition Costs
We have various commission programs for which eligible employees and third parties may earn commission on sales of services and products to customers. We expect that these commission fees are recoverable and, therefore, we have capitalized $54,565 and $49,636 as contract costs, net of accumulated amortization, as of March 31, 2019 and December 31, 2018, respectively, included within deferred customer acquisitions costs, current portion and deferred customer acquisition costs on our condensed consolidated balance sheet. Capitalized commission fees are amortized to sales and marketing expense over estimated customer life, which is 7 years for Business customers. During the three months ended March 31, 2019 and 2018, the amounts amortized to sales and marketing were $2,530 and $2,159, respectively, and there were no impairment losses recognized in relation to the costs capitalized. In addition, the Company expenses sales commissions for commission plans related to customer arrangements deemed less than a year and for residuals and renewals.

Note 4. Acquisitions and Dispositions

Acquisition of NewVoiceMedia
On October 31, 2018, the Company acquired 100% of the issued and outstanding shares of NewVoiceMedia Limited (“NewVoiceMedia”), a cloud Contact Center-as-a-Service (CCaaS) provider, for a purchase price of $350,179 paid in cash.
The acquisition was recorded as a business combination under ASC 805, with identifiable assets acquired and liabilities assumed provisionally recorded at their estimated fair value on the acquisition date. The initial accounting for the business combination is not complete because the evaluations necessary to assess the fair values of certain net assets acquired inclusive of deferred tax liabilities is still in process. The allocation of the purchase price may be modified up to one year from the date of the acquisition as more information is obtained about the fair value of assets acquired and liabilities assumed. Under the terms of the offer, NewVoiceMedia shareholders received cash in the amount of approximately $341 million as well as transactions costs incurred by NewVoiceMedia which were paid by the Company of approximately $9 million on the date of the acquisition.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The table below summarizes the NewVoiceMedia assets acquired and liabilities assumed as of October 31, 2018:

	Preliminary Acquisition Date Fair Value as of December 31, 2018	Measurement period adjustments	Revised Preliminary Acquisition Date Fair Value
Assets
Cash and cash equivalents	1,994		1,994
Accounts receivable	13,747	(1,448)	12,299
Other current assets	3,907		3,907
Property and equipment	3,474		3,474
Intangible assets	154,300		154,300
Other assets	378		378
Total assets acquired	177,800	(1,448)	176,352

Liabilities
Accounts payable	4,712		4,712
Accrued expenses	4,145		4,145
Deferred tax liabilities	7,756		7,756
Deferred revenue	22,000		22,000
Total liabilities assumed	38,613	—	38,613

Net identifiable assets acquired	139,187	(1,448)	137,739
Goodwill	210,992	1,448	212,440
Total purchase price	$350,179	$—	$350,179

The Company recorded goodwill of $212,440 which is attributable to the Business segment and is not deductible for tax purposes. The factors that resulted in goodwill arising from the acquisition include the revenues and synergies anticipated with the ability to provide a contact center solution to our existing suite of cloud communication services along with a skilled workforce proficient in API development. In addition, the Company incurred and expensed acquisition related transaction costs included in general and administrative expense related to the acquisition of NewVoiceMedia of $149 for three months ended March 31, 2019.

Supplemental Pro Forma Information (unaudited)
The following supplemental pro forma information represents the results of operations if Vonage had acquired NewVoiceMedia on January 1, 2018.

Three months Ended
March 31, 2018
Revenue	$270,999
Net income	7,475
Earnings per share - basic	$0.03
Earnings per share - diluted	$0.03

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

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Acquisition of TokBox
On August 1, 2018, the Company acquired 100% of the issued and outstanding shares of Telefonica Digital, Inc. (“TDI”), a subsidiary of Telefonica, S.A., and TDI’s subsidiaries, TokBox, Inc. (“TokBox”) and TokBox Australia Pty Limited, for a purchase price of $32,906 paid in cash. San Francisco-based TokBox develops and operates the OpenTok Platform and and is a provider in the WebRTC programmable video segment of the cloud communications market which will compliment the Company's existing portfolio of programmable communications.
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
The table below summarizes the TokBox assets acquired and liabilities assumed as of August 1, 2018:

Acquisition Date Fair Value
Assets
Cash and cash equivalents	$557
Current assets	2,205
Property and equipment	124
Intangible assets	15,602
Deferred tax asset	92
Restricted cash	50
Total assets acquired	18,630

Liabilities
Accounts payable	371
Accrued expenses	6,003
Total liabilities assumed	6,374

Net identifiable assets acquired	12,256
Goodwill	20,650
Net assets acquired	$32,906

The Company recorded goodwill of $20,650 which is attributable to the Business segment and is deductible for tax purposes. The factors that resulted in goodwill arising from the acquisition include the revenues expected to be achieved by incorporating a video feature in the Company's API platform along with a skilled workforce proficient in API development. In addition, the Company incurred and expensed acquisition related transaction costs included in general and administrative expense related to the acquisition of TokBox of $42 for the three months ended March 31, 2019.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Supplemental Pro Forma Information
The following supplemental pro forma information represents the results of operations as if Vonage had acquired TokBox on January 1, 2018.

Three Months Ended
March 31, 2018
Revenue	$256,165
Net income	17,014
Earnings per share - basic	$0.07
Earnings per share - diluted	$0.07

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
Goodwill
The Company's goodwill is derived primarily from the acquisitions of Vocalocity, Telesphere, iCore, Simple Signal, Nexmo, TokBox, and NewVoiceMedia which are included in the Company's Business segment. The following table provides a summary of the changes in the carrying amounts of goodwill:

Balance at December 31, 2018	$598,499
Increase in goodwill related to measurement period adjustments to initial acquisition accounting of NewVoiceMedia	1,448
Foreign currency translation adjustment	2,354
Balance at March 31, 2019	$602,301

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 5.    (Loss)/Earnings Per Share
The following table sets forth the computation for basic and diluted (loss)/earnings per share for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018
Numerator
Net (loss)/income	$(534)	$24,524
Denominator
Basic weighted average common shares outstanding	240,527	233,034
Dilutive effect of stock options and restricted stock units	—	15,447
Diluted weighted average common shares outstanding	240,527	248,481
Basic (loss)/earnings per share
Basic (loss)/earnings per share	$—	$0.11
Diluted (loss)/earnings per share
Diluted (loss)/earnings per share	$—	$0.10

For the three months ended March 31, 2019 and 2018, the following were excluded from the calculation of diluted (loss)/earnings per common share because of their anti-dilutive effects:

	Three Months Ended
	March 31,
	2019	2018
Restricted stock units	10,997	1,346
Stock options	5,643	1,469
	16,640	2,815

Note 6. Income Taxes

The income tax benefit consisted of the following:

	Three Months Ended
	March 31,
	2019	2018
(Loss)/income before income taxes	$(10,584)	$14,254
Income tax benefit	10,050	10,270
Effective tax rate	(95.0)%	72.0%

We recognize income tax equal to pre-tax income multiplied by our annual effective income tax rate. In addition, adjustments are recorded for discrete period items and changes to our state effective tax rate which can cause the rate to fluctuate from quarter to quarter.
For the three months ended March 31, 2019, our effective tax rate was different than the statutory rate primarily due to a discrete period tax benefit of $4,749, which were recognized related to excess tax benefits on equity compensation for the three months ended March 31, 2019.

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
Uncertain Tax Positions
The Company had uncertain tax benefits of $1,131 and $1,107 as of March 31, 2019 and December 31, 2018, respectively. The Company recognizes interest and penalties related to uncertain tax benefits in income tax expense. The Company did not incur any interest expense or penalties for the three months ended March 31, 2019 and March 31, 2018, respectively. The following table reconciles the total amounts of uncertain tax benefits:

	March 31, 2019	December 31, 2018
Balance as of January 1	$1,107	$1,086
Increase due to current year positions	—	1,107
Decrease due to prior year positions	—	(1,086)
Increase due to foreign currency fluctuation	24	—
Uncertain tax benefits as of the end of the period	$1,131	$1,107

Net Operating Loss Carry Forwards ("NOLs")
As of March 31, 2019, the Company has U.S. Federal and state NOL carryforwards of $578,522 and $245,403, respectively, which expire at various times through 2037. In addition, we have NOLs for United Kingdom tax purposes of $162,535 with no expiration date.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 7.    Long-Term Note and Revolving Credit Facility
This footnote should be read in conjunction with the complete description of our financing arrangements under Note 7, Long-Term Debt and Revolving Credit Facility to our Annual Report on Form 10-K for the year ended December 31, 2018.
A schedule of long-term note and revolving credit facility at March 31, 2019 and December 31, 2018 is as follows:

	March 31, 2019	December 31, 2018
Term note - due 2023, net of debt related costs	$81,765	$84,228
Revolving credit facility - due 2023	466,500	425,000
Total Long-term note and revolving credit facility	$548,265	$509,228

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
The Company used $232,000 of the proceeds available under our 2018 Credit Facility plus cash on hand to retire all of the debt outstanding under our 2016 Credit Facility and to cover transaction fees and expenses. Total transaction fees and expense incurred were $3,376, of which $474 was allocated to the term note and $2,813 was allocated to the revolving credit facility which will be amortized over the term of 2018 Credit Facility. The remaining $89 of transaction fees and expenses were expensed during the year ended December 31, 2018. The Company recognized a loss on extinguishment of debt of $14 which primarily consisted of the write off of previously deferred financing costs partially offset by the realization of a portion of gains associated with the interest rate swaps included in accumulated other comprehensive income during the year ended December 31, 2018. Remaining proceeds available from the undrawn revolving credit facility under our 2018 Credit Facility will be used for general corporate purposes and to fund potential additional acquisitions.
During the three months ended March 31, 2019, we made mandatory repayments of $2.5 million under the 2018 term note and borrowed $41.5 million under the revolving credit facility. In addition, the effective interest rate was 5.25% as of March 31, 2019.
As of March 31, 2019, we were in compliance with all covenants, including financial covenants, for the 2018 Credit Facility.
2016 Financing
During the three months ended March 31, 2018, we made mandatory repayments of $4.7 million under the term note and made discretionary repayments of $5.0 million under the revolving credit facility and borrowed $10.0 million under the revolving credit facility.
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

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

As of March 31, 2019 and December 31, 2018, the fair market value of the swaps was $1,278 and $1,859, respectively, which is included in other assets on our condensed consolidated balance sheet. The following table summarizes the effects of ASC 815 on the Company's accumulated OCI balance attributable to cash flow derivatives:

	Three Months Ended
	March 31,
	2019	2018

Accumulated OCI beginning balance	$975	$965
Reclassified from accumulated OCI to income:
Due to reclassification of previously deferred gain	(133)	—
Change in fair value of cash flow hedge accounting contracts, net of tax	(554)	780
Accumulated OCI ending balance, net of tax benefit of $365 and $622, respectively	$288	$1,745
Gains expected to be reclassified from accumulated OCI during the next 12 months	$531	$—

Note 8.  Leases

The Company entered into various operating lease agreements for certain of our existing office and telecommunications co-location space as well as operating leases for certain equipment. The operating leases expire at various times through 2026, some of which provide the Company options to extend the leases for terms up to 5 years beyond the original term.

During the three months ended March 31, 2019, the Company incurred operating lease expense of $3,941 related to its operating leases. Additionally, the remaining weighted average lease term for our operating leases was 6.79 years and the weighted average discount rate utilized to measure the Company's operating leases was 5.22% as of March 31, 2019.

Supplemental cash flow related to the Company's operating leases is as follows:

Three Months Ended
March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,352

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—

Maturities of lease liabilities as of March 31, 2019 are as follows:

2019 (excluding the three months ended March 31, 2019)	$16,474
2020	13,245
2021	9,761
2022	5,988
2023	5,415
Thereafter	21,573
Total lease payments	72,456
Less imputed interest	(11,565)
Total	$60,891

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Minimal rental commitments under non-cancelable operating leases in effect as of December 31, 2018 were as follows (as calculated under ASC 840, Leases):

2019	$17,204
2020	14,209
2021	10,378
2022	8,206
2023	8,154
Thereafter	9,908
Total minimum payments required	$68,059

Note 9.    Common Stock
As of March 31, 2019 and December 31, 2018, the Company had 596,950 shares of common stock authorized and had 2,410 shares available for grants under our share-based compensation programs as of March 31, 2019. For a detailed description of our share-based compensation programs refer to Note 10, Employee Stock Benefit Plans in our Annual Report on Form 10-K for the year ended December 31, 2018. The following table reflects the changes in the Company's common stock issued and outstanding:

(in thousands)	Issued	Treasury	Outstanding
Balance at December 31, 2017	298,174	(67,235)	230,939
Shares issued under the 2015 Equity Incentive Plan	8,366	—	8,366
Employee taxes paid on withholding shares	—	(2,416)	(2,416)
Balance at March 31, 2018	306,540	(69,651)	236,889

Balance at December 31, 2018	309,736	(69,993)	239,743
Shares issued under the 2015 Equity Incentive Plan	4,497	—	4,497
Employee taxes paid on withholding shares	—	(1,864)	(1,864)
Balance at March 31, 2019	314,233	(71,857)	242,376

Note 10.    Commitments and Contingencies
Litigation
From time to time we are subject to legal proceedings, claims, investigations, and proceedings in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment, and other matters. From time to time, we receive letters or other communications from third parties inviting us to obtain patent licenses that might be relevant to our business or alleging that our services infringe upon third party patents or other intellectual property. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss or range of loss can be reasonably estimated. These provisions, if any, are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. We believe that we have valid defenses with respect to the legal matters pending against us and are vigorously defending these matters. Given the uncertainty surrounding litigation and our inability to assess the likelihood of a favorable or unfavorable outcome in such matters and our inability to reasonably estimate the amount of loss or range of loss, it is possible that the resolution of one or more of these matters could have a material adverse effect on our condensed consolidated financial position, cash flows or results of operations.

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
State and Municipal Taxes
In accordance with generally accepted accounting principles, we make a provision for a liability for taxes when it is both probable that a liability has been incurred and the amount of the liability or range of liability can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. For a period of time, we did not collect or remit state or municipal taxes (such as sales, excise, utility, use, and ad valorem taxes), fees or surcharges (“Taxes”) on the charges to our customers for our services, except that we historically complied with the New Jersey sales tax. We have received inquiries or demands from a number of state and municipal taxing and 911 agencies seeking payment of Taxes that are applied to or collected from customers of providers of traditional public switched telephone network services. Although we have consistently maintained that these Taxes do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations, we are now collecting and remitting sales taxes in certain of those states including a number of states that have changed their statutes to expressly include VoIP. In addition, many states address how VoIP providers should contribute to support public safety agencies, and in those states we remit fees to the appropriate state agencies. We could also be contacted by state or municipal taxing and 911 agencies regarding Taxes that do explicitly apply to VoIP and these agencies could seek retroactive payment of Taxes. As such, we have established reserves of $3,380 and $3,302 as of March 31, 2019 and December 31, 2018, respectively, as our best estimate of the potential tax exposure for any retroactive assessment.

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
For our segments we categorize revenues as follows:
Services revenues. Services revenues consists primarily of revenue attributable to our communication services for Consumer and Software Defined Wide Area Network, or SD-WAN, UCaaS and CPaaS services for Business,
Access and product revenues. Product revenues include equipment sold to customers, shipping and handling, professional services, and broadband access, as well as revenues associated with providing access services to Business customers.
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
Access and product cost of revenues. Product cost of revenues includes equipment sold to customers, shipping and handling, professional services, cost of certain products including equipment or services that we give customers as promotions, and broadband access, as well as costs associated with providing access services to Business customers.
USF cost of revenues. USF cost of revenues represents contributions to the Federal USF and related fees.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Information about our segment results for the three months ended March 31, 2019 were as follows:

	Three Months Ended
	March 31, 2019
	Business	Consumer	Total
Revenues
Service revenues	$159,345	$89,000	$248,345
Access and product revenues (1)	11,697	68	11,765
Service, access and product revenues	171,042	89,068	260,110
USF revenues	8,555	10,876	19,431
Total revenues	179,597	99,944	279,541

Cost of revenues
Service cost of revenues (2)	69,854	9,258	79,112
Access and product cost of revenues (1)	13,871	997	14,868
Service, access and product cost of revenues	83,725	10,255	93,980
USF cost of revenues	8,555	10,876	19,431
Total cost of revenues	92,280	21,131	113,411

Segment gross margin
Service margin	89,491	79,742	169,233
Access and product margin	(2,174)	(929)	(3,103)
Gross margin ex-USF (Service, access and product margin)	87,317	78,813	166,130
USF margin	—	—	—
Segment gross margin	$87,317	$78,813	$166,130

Segment gross margin %
Service margin %	56.2%	89.6%	68.1%
Gross margin ex-USF (Service, access and product margin %)	51.1%	88.5%	63.9%
Segment gross margin %	48.6%	78.9%	59.4%

(1) Includes customer premise equipment, access, and shipping and handling.

(2) Excludes depreciation and amortization of $8,214 and $1,204 for the three months ended March 31, 2019, respectively.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Information about our segment results for the three and three months ended March 31, 2018 were as follows:

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

(2) Excludes depreciation and amortization of $4,973 and $1,461 for the three months ended March 31, 2018, respectively.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

A reconciliation of the total of the reportable segments' gross margin to consolidated income before income taxes is as follows:

	Three Months Ended
	March 31,
	2019	2018
Total reportable gross margin	$166,130	$150,006
Sales and marketing	95,523	77,136
Engineering and development	16,526	10,820
General and administrative	35,459	27,582
Depreciation and amortization	21,214	16,800
(Loss)/Income from operations	(2,592)	17,668

Interest expense	(7,576)	(3,161)
Other income (expense), net	(416)	(253)
(Loss)/Income before income taxes benefit	$(10,584)	$14,254
Information about our operations by geographic location is as follows:

	March 31, 2019	December 31, 2018
Long-lived assets:
United States	$585,276	$596,820
United Kingdom	372,220	366,594
Israel	2,082	1,688
	$959,578	$965,102

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q and our audited financial statements included in our Annual Report on Form 10-K. This discussion contains forward-looking statements. These forward-looking statements are based on information available at the time the statements are made and/or management’s belief as of that time with respect to future events and involve risks and uncertainties that could cause actual results and outcomes to be materially different. Important factors that could cause such differences include but are not limited to: the competition we face; the expansion of competition in the cloud communications market; risks related to the acquisition or integration of businesses we have acquired; our ability to adapt to rapid changes in the cloud communications market; the nascent state of the cloud communications for business market; our ability to retain customers and attract new customers cost-effectively; the risk associated with developing and maintaining effective internal sales teams and effective distribution channels; security breaches and other compromises of information security; risks associated with sales of our services to medium-sized and enterprise customers; our reliance on third-party hardware and software; our dependence on third-party facilities, equipment, systems and services; system disruptions or flaws in our technology and systems; our ability to comply with data privacy and related regulatory matters; our ability to scale our business and grow efficiently; our dependence on third party vendors; the impact of fluctuations in economic conditions, particularly on our small and medium business customers; our ability to obtain or maintain relevant intellectual property licenses or to protect our trademarks and internally developed software; restrictions in our debt agreements that may limit our operating flexibility; our ability to obtain additional financing if required; fraudulent use of our name or services; intellectual property and other litigation that have been and may be brought against us; reliance on third parties for our 911 services; uncertainties relating to regulation of business services; risks associated with legislative, regulatory or judicial actions regarding our business products; risks associated with operating abroad; risks associated with the taxation of our business; governmental regulation and taxes in our international operations; liability under anti-corruption laws or from governmental export controls or economic sanctions; our dependence on our customers' unimpeded access to broadband connections; foreign currency exchange risk; our history of net losses and ability to achieve consistent profitability in the future; our ability to fully realize the benefits of our net operating loss carry-forwards if an ownership change occurs; certain provisions of our charter documents and other factors that are set forth in the “Risk Factors” in our Annual Report on Form 10-K and in our Quarterly Reports on Form 10-Q. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, and therefore, you should not rely on these forward-looking statements as representing our views as of any date subsequent to the date this Form 10-Q is filed with the Securities and Exchange Commission.
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
The OneVonage microservices platform creates specific tools customers need to address the unique communication challenges their businesses face. All of our cloud communications solutions are designed to provide employees with the tools they need to connect, collaborate and be more productive internally while enabling them to engage with customers externally for a better customer experience and more meaningful relationships.
We also provide a robust set of feature-rich residential communication solutions that allow consumers to connect their home phones and mobile phones on one number and we offer attractive international long distance rates that help create a loyal base of satisfied customers.
Our business is organized under two reportable segments, Business and Consumer. Additional discussion of our reportable segments is included in Note 11, Industry Segment and Geographical Information to the Consolidated Financial Statements.

Segment Overview
 We are a leading provider of cloud communications services for businesses and consumers. Our business services transform the way people work and businesses operate through a portfolio of communications solutions that enable internal collaboration among employees, while also keeping companies closely connected with their customers, across any mode of communication, on any cloud-connected device. Vonage customers can choose among or combine two separate service delivery options to suit their specific cloud communication needs. They can buy Vonage Business as a subscription through our Applications Group offering our UCaaS and CCaaS and they can buy our API Platform which consists of a broad set of programmable communication APIs. We also provide a robust suite of feature-rich residential communication solutions.
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
Services Outside of the United States
We currently have operations delivering our suite of communication solutions in the United States, United Kingdom, Hong Kong, Singapore, and Canada and believe that our platforms enables us to cost effectively deliver voice and messaging services to other locations throughout the world.
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

Regulation. Our business has developed in a lightly regulated environment. See the discussion under "Regulation" in Note 10 to our financial statements for a discussion of regulatory issues that impact us.

Key Operating Data

The table below includes key operating data that our management uses to measure the growth and operating performance of the Business segment:

Business	Three Months Ended
	March 31,
	2019	2018
Service revenue per customer	$408	$328
Business revenue churn	1.2%	1.2%
Service Revenue per Customer. Service revenues per customer for a particular period is calculated by dividing the average monthly service revenues for the period by the average number of customers over the number of months in the period. The average number of customers is the number of customers on the first day of the period, plus the number of customers on the last day of the period, divided by two. Service revenues excludes revenues from trading and auction customers. Service revenue per customer increased from $328 for the three months ended March 31, 2018 to $408 for the three months ended March 31, 2019 primarily driven by the Company's successful efforts to attract larger business customers and to expand services provided to our existing business customers along with the acquisition of NewVoiceMedia and TokBox during the second half of 2018.
Business Revenue Churn. Business revenue churn is calculated by dividing the revenue from customers or customer locations that have been confirmed to be foregone during a period by the simple average of the total revenue from all customers in that period. Revenue for purposes of determining Business revenue churn is service revenue excluding revenue from our trading and auction customers, and usage in excess of a customer’s contracted service plan, regulatory fees charged to customers, and credits. The simple average of total revenue from all customers during the period is the total revenue as defined herein on the first day of the period, plus the total revenue as defined herein on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first month after activation. Other companies may calculate business revenue churn differently, and their business revenue churn data may not be directly comparable to ours. Business revenue churn was flat at 1.2% for the three months ended March 31, 2018 and 2019.  Our revenue churn may fluctuate over time due to economic conditions, seasonality in certain customer's operations, loss of customers who are acquired, and competitive pressures including promotional pricing. We are continuing to invest in our overall quality of service which includes customer care headcount and systems, billing systems, on-boarding processes and self-service options to ensure we scale our processes to our growth and continue to improve the overall customer experience.
The table below includes key operating data that our management uses to measure the growth and operating performance of the Consumer segment:

Consumer	Three Months Ended
	March 31,
	2019	2018
Average monthly revenues per subscriber line	$26.43	$26.58
Subscriber lines (at period end)	1,232,857	1,439,669
Customer churn	1.9%	1.9%
Average Monthly Revenues per Subscriber Line. Average monthly revenues per subscriber line for a particular period is calculated by dividing our revenues for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. The simple average number of subscriber lines for the period is the number of subscriber lines on the first day of the period, plus the number of subscriber lines on the last day of the period, divided by two. Our average monthly revenues per subscriber line decreased from $26.58 for the three months ended March 31, 2018 to $26.43 for the three months ended March 31, 2019 due primarily to the Company's ability to retain its more tenured customers.

Subscriber Lines. Our subscriber lines include, as of a particular date, all paid subscriber lines from which a customer can make an outbound telephone call on that date. Our subscriber lines include fax lines, including fax lines bundled with subscriber lines in our small office home office calling plans and soft phones, but do not include our virtual phone numbers and toll free numbers, which only allow inbound telephone calls to customers. Subscriber lines decreased from 1,439,669 as of March 31, 2018 to 1,232,857 as of March 31, 2019, reflecting planned actions to enhance the profitability of the assisted sales channel by eliminating lower performing locations and restructuring the pricing offers, and to shift investment to our business market.
Customer Churn. Customer churn is calculated by dividing the number of customers that have terminated during a period by the simple average of number of customers in a given period. The simple average number of customers during the period is the number of customers on the first day of the period, plus the number of customers on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first month after activation. Other companies may calculate customer churn differently, and their customer churn data may not be directly comparable to ours. Customer churn remained at 1.9% for the three months ended March 31, 2018 and 2019. We monitor customer churn on a daily basis and use it as an indicator of the level of customer satisfaction. Customers who have been with us for a year or more tend to have a lower churn rate than customers who have not. In addition, our customers who are international callers generally churn at a lower rate than customers who are domestic callers. Our customer churn will fluctuate over time due to economic conditions, competitive pressures including promotional pricing targeting international long distance callers, marketplace perception of our services, and our ability to provide high quality customer care and network quality and add future innovative products and services. See the discussion below for detail regarding churn impacting our business customers.

REVENUE
Revenues consist of services revenue and customer equipment and shipping fee revenue. Substantially all of our revenues are services revenue. For Consumer customers in the United States, we offer domestic and international rate plans, including a variety of residential plans and mobile plans. For our Business customers, we offer SMB, mid-market, and enterprise customers several service plans with different pricing structures and contractual requirements ranging in duration from month-to-month to three years. In addition, we provide managed equipment to Business customers for which the customers pay a monthly fee. Customers also have the opportunity to purchase premium features for additional fees. In addition, we derive revenue from usage-based fees earned from customers using our cloud-based software products. These usage-based software products include our messaging, voice, Verify and chat APIs. Usage-based fees include number of text messages sent or received using our messaging APIs, minutes of call duration activity for our voice APIs, and number of converted authentications for our Verify API. Services revenue is offset by the cost of certain customer acquisition activities, such as rebates and promotions. In addition, in certain instances, we charge disconnect fees which are recognized as revenue at the time the disconnect fees are collected from our customer.
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

Results of Operations
The following table sets forth, as a percentage of total revenues, our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended
	March 31,
	2019	2018

Total revenues	100%	100%

Operating Expenses:
Cost of revenues (exclusive of depreciation and amortization)	41	41
Sales and marketing	34	30
Engineering and development	6	4
General and administrative	12	11
Depreciation and amortization	8	7
Total operating expenses	101	93
(Loss)/income from operations	(1)	7
Other Income (Expense):
Interest expense	(3)	(1)
Other income (expense), net	—	—
Total other income (expense), net	(3)	(1)
(Loss)/income before income taxes	(4)	6
Income tax benefit	3	4
Net (loss)/income	(1)%	10%

Management's Discussion of the Results of Operations for the Three Months Ended March 31, 2019 and 2018
The Company reported loss before income taxes of $10,584 for the three months ended March 31, 2019 and income before income taxes of $14,254 for the three months ended March 31, 2018, respectively. The decrease was primarily driven by higher other operating expenses of $36,384 as a result of the acquisitions of NewVoiceMedia in October 2018 and TokBox in August 2018 driven by increases in salary costs due to higher headcount, increases in sales and marketing expenses, and increases in depreciation and amortization expenses due to additional assets acquired. In addition, there were increases in engineering and development expenses in connection with the Company's continued transformation focused on innovation.
The Company reported net loss of $534 and net income of $24,524 for the three months ended March 31, 2019 and 2018, respectively. The decrease in net (loss)/income for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 is mainly due to the aforementioned decrease in (loss)/income before income taxes offset by the decrease in income tax benefit of $220.

We calculate gross margin as total revenues less cost of revenues, which primarily consists of fees that we pay to third parties on an ongoing basis in order to provide our services and costs incurred when a customer first subscribes to our service. The following table presents consolidated revenues, cost of revenues and the composition of gross margin for the three months ended March 31, 2019 and 2018:

(in thousands, except percentages)	Three Months Ended
	March 31,
	2019	2018	Dollar Change	Percent Change
Total revenues	$279,541	$253,573	$25,968	10%
Cost of revenues (1)	113,411	103,567	9,844	10%
Gross margin	$166,130	$150,006	$16,124	11%
(1) Excludes depreciation and amortization of $9,418 and $6,434 for the three months ended March 31, 2019 and 2018, respectively.
Total revenues and cost of revenues were impacted by the following trends and uncertainties:
Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018
Total revenues increased 10% for the three months ended March 31, 2019 as compared to the prior year period. The increase is primarily due to the acquisition of NewVoiceMedia and TokBox in the second half of 2018 along with business customer growth driving an increase in revenues of $42,929, offset by declining consumer revenues of $16,961 in connection with the continued decline of subscriber lines. The Company continues to expect that the Consumer portion of the Company's overall business will become less significant as the Company reallocates resources to increase market share in its Business communications platforms.
Cost of revenues increased 10% for the three months ended March 31, 2019 as compared to the prior year period driven by increased costs incurred in servicing our Business customers of $16,967 due to the increase in customers and prior year acquisitions. This was partially offset by a decrease in costs in Consumer of $7,123 as subscriber lines continues to decline resulting in lower international and long-distance termination costs.

Business Gross Margin for the Three Months Ended March 31, 2019 and 2018

	Three Months Ended
	March 31,
(in thousands, except percentages)	2019	2018	Dollar Change	Percent Change
Revenues
Service revenues	$159,345	$116,302	$43,043	37%
Access and product revenues(1)	11,697	12,531	(834)	(7)%
Service, access and product revenues	171,042	128,833	42,209	33%
USF revenues	8,555	7,835	720	9%
Total revenues	179,597	136,668	42,929	31%

Cost of revenues
Service cost of revenues (2)	69,854	52,982	16,872	32%
Access and product cost of revenues (1)	13,871	14,491	(620)	(4)%
Service, access and product cost of revenues	83,725	67,473	16,252	24%
USF cost of revenues	8,555	7,840	715	9%
Total cost of revenues	92,280	75,313	16,967	23%

Segment gross margin
Service margin	89,491	63,320	26,171	41%
Gross margin ex-USF (Service, access and product margin)	87,317	61,360	25,957	42%
Segment gross margin	$87,317	$61,355	$25,962	42%

Segment gross Margin %
Service margin %	56.2%	54.4%
Gross margin ex-USF (Service, access and product margin) %	51.1%	47.6%
Segment gross margin %	48.6%	44.9%

(1)	Includes customer premise equipment, access, and shipping and handling.

(2)	Excludes depreciation and amortization of $8,214 and $4,973 for the three months ended March 31, 2019 and 2018, respectively.

Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018
The following table describes the increase in business gross margin for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018:

(in thousands)
Service gross margin excluding the impact of the acquisitions increased 19% primarily due to overall growth in our Business customer base of 11% as compared to the prior year quarter	$11,767
Service gross margin also increased due to acquisitions of TokBox on August 1, 2018 and NewVoiceMedia on October 31, 2018, respectively	14,404
Access and product gross margin decreased due to higher costs providing access services to Business customers during the current quarter	(214)
USF gross margin increased mainly due to payment during the first quarter of 2018 for USF fees not collected in 2017	5
Increase in segment gross margin	$25,962

Business service gross margin percentage increased to 56.2% for the three months ended March 31, 2019 from 54.4% for the three months ended March 31, 2018. The increase in business service gross margin percentage is a result of the acquisition of NewVoiceMedia along with the sale of a greater proportion of higher margin services across our Business segment during the quarter ended March 31, 2019 as compared to the same period in the prior quarter. Our gross margin percentage may continue to be impacted by changes in the mix of service offerings provided to our customers across our Business segment.
Consumer Gross Margin for the Three Months Ended March 31, 2019 and 2018

	Three Months Ended
	March 31,
(in thousands, except percentages)	2019	2018	Dollar Change	Percent Change
Revenues
Service revenues	$89,000	$104,394	$(15,394)	(15)%
Access and product revenues(1)	68	91	(23)	(25)%
Service, access and product revenues	89,068	104,485	(15,417)	(15)%
USF revenues	10,876	12,420	(1,544)	(12)%
Total revenues	99,944	116,905	(16,961)	(15)%

Cost of revenues
Service cost of revenues (2)	9,258	14,014	(4,756)	(34)%
Access and product cost of revenues (1)	997	1,794	(797)	(44)%
Service, access and product cost of revenues	10,255	15,808	(5,553)	(35)%
USF cost of revenues	10,876	12,446	(1,570)	(13)%
Total cost of revenues	21,131	28,254	(7,123)	(25)%

Segment gross margin
Service margin	79,742	90,380	(10,638)	(12)%
Gross margin ex-USF (Service, access and product margin)	78,813	88,677	(9,864)	(11)%
Segment gross margin	$78,813	$88,651	$(9,838)	(11)%

Segment gross Margin %
Service margin %	89.6%	86.6%
Gross margin ex-USF (Service, access and product margin) %	88.5%	84.9%
Segment gross margin %	78.9%	75.8%

(1)	Includes customer premise equipment and shipping and handling.

(2)	Excludes depreciation and amortization of $1,204 and $1,461 for the three months ended March 31, 2019 and 2018, respectively.

Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018
The following table describes the decrease in consumer gross margin for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018:

(in thousands)
Service gross margin decreased primarily due to a decrease in subscriber lines of 14% resulting in lower gross margin of $11,303 as we have reallocated resources focused on attracting Business customers. This was offset by a slight increase in average revenue per customer and lower overall costs incurred by the Consumer segment resulting in increased gross margin of $665	$(10,638)
Access and product gross margin increased 45% primarily due lower equipment costs associated with sales to customers during the current quarter	774
USF gross margin increased mainly due to payment during the first quarter of 2018 for USF fees not collected in 2017	26
Decrease in segment gross margin	$(9,838)
Consumer service gross margin percentage increased to 89.6% for the three months ended March 31, 2019 from 86.6% for the three months ended March 31, 2018 due to lower international and domestic termination rates and the allocation of certain shared network costs to Business as that revenue becomes a greater proportion of the whole. The increase in Consumer service margin percentage is also driven by overall lower costs attributed to consumer services as the Company shifts resources towards attracting more profitable Business customers.
Other Operating Expenses

The following table presents our other operating costs during the three months ended March 31, 2019 and 2018, respectively:

	Three Months Ended
	March 31,
(in thousands, except percentages)	2019	2018	Dollar Change	Percent Change
Sales and marketing	$95,523	$77,136	$18,387	24%
Engineering and development	16,526	10,820	5,706	53%
General and administrative	35,459	27,582	7,877	29%
Depreciation and amortization	21,214	16,800	4,414	26%
Total other operating expenses	$168,722	$132,338	$36,384	27%
Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018

Total other operating expenses increased by $36,384 as compared to the three months ended March 31, 2018 due to the following:

•
Sales and marketing expense increased by $18,387, primarily due to additional costs from TokBox and NewVoiceMedia which were acquired in August 2018 and October 2018, respectively. Additionally, sales and marketing costs were impacted by increased spending in the current year related to media marketing initiatives and the attendance at certain conferences which were not attended in the previous year.

•
Engineering and development expense increased by $5,706, in connection with the Company's continued transformation focus on innovation especially in regards to developing further functionality related to its proprietary platform in order to support customers through the mid-market and enterprise sector.

•	General and administrative expense increased by $7,877, primarily due to higher personnel costs driven by the increase in headcount following the acquisition of TokBox and NewVoiceMedia.

•	Depreciation and amortization expense increased by $4,414 primarily due to the amortization of acquired intangible assets related to TokBox and NewVoiceMedia.

Other Income (Expense)

(in thousands, except percentages)	Three Months Ended
	March 31,
	2019	2018	Dollar Change	Percent Change
Interest expense	$(7,576)	$(3,161)	$(4,415)	(140)%
Other income (expense), net	(416)	(253)	(163)	(64)%
	$(7,992)	$(3,414)	$(4,578)
Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018
Interest expense. The increase in interest expense of $4,415, or 140%, was mainly due to higher principal balances on our 2018 Credit Facility that we entered into in July 2018 along with rising rates during three months ended March 31, 2019.
Income Taxes

(in thousands, except percentages)	Three Months Ended
	March 31,
	2019	2018	Dollar Change	Percent Change
Income tax benefit	$10,050	$10,270	$(220)	(2)%
Effective tax rate	(95)%	72%
Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018
We recognize income tax equal to pre-tax income multiplied by our effective income tax rate. In addition, adjustments are recorded for discrete period items and changes to our state effective tax rate which can cause the rate to fluctuate from quarter to quarter.
During the three months ended March 31, 2019, the Company has recorded a benefit related to excess share-based stock compensation driving the majority of the income tax benefit recognized.
During the three months ended March 31, 2018 , we recognized discrete period tax benefits of $15,307 which was recognized related to excess tax benefits on equity compensation recognized in the first quarter of 2018 offset by a permanent adjustment of $6,702 related to GILTI tax rules under the TCJA which was enacted in December 2017.

Liquidity and Capital Resources

Overview
For the three months ended March 31, 2019, we had lower net cash from operations compared to the prior year quarter mainly due to lower net income. We expect to continue to balance efforts to grow our revenue while consistently achieving operating profitability. To grow our revenue, we continue to make investments in growth initiatives, marketing, application development, network quality and expansion, and customer care. Although we believe we will achieve consistent profitability in the future, we ultimately may not be successful and we may not achieve consistent profitability. We believe that cash flow from operations and cash on hand will fund our operations for at least the next twelve months.
The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended
	March 31,
(in thousands)	2019	2018	Dollar Change
Net cash provided by operating activities	$2,750	$23,468	$(20,718)
Net cash used in investing activities	(10,774)	(6,397)	(4,377)
Net cash provided by (used in) financing activities	20,786	(25,062)	45,848
Effect of exchange rate changes on cash and cash equivalents	260	35	225

Operating Activities
Cash provided by operating activities decreased to $2,750 for the three months ended March 31, 2019 from $23,468 for the three months ended March 31, 2018, primarily due to a decrease in earnings as compared to the prior period as a result of acquisitions and a decrease in accounts payable of $11,446 due to the timing of payments, offset by an increase in amortization of intangible assets of $5,351 driven by acquired intangible assets associated with NewVoiceMedia in the second half of 2018.
Changes in working capital include changes in accounts receivable, inventory, prepaid and other assets, accounts payable, accrued and other liabilities, and deferred revenue and costs. Cash used for working capital requirements increased by $1,341 during the three months ended March 31, 2019 compared to the prior year period primarily due to the timing of payments.
Investing Activities
Cash used in investing activities for the three months ended March 31, 2019 of $10,774 was mainly attributable to the purchase of capital expenditures of $5,277 and development of software assets of $5,497.
Cash used in investing activities for the three months ended March 31, 2018 of $6,397 was mainly attributable to the purchase of capital expenditures of $3,250 and development of software assets of $3,147.

Financing Activities
Cash provided by financing activities for the three months ended March 31, 2019 of $20,786 was primarily attributable to $41,500 in proceeds received from draws on the 2018 credit facility and $480 in proceeds received from the exercise of stock options, offset by $2,500 of repayments under the 2018 credit facility in the first quarter of 2019 and $18,566 in employee taxes paid on withholding shares.
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

Available Borrowings Under the 2018 Credit Facility
We maintain significant availability under our lines of credit to meet our short-term liquidity requirements. As of March 31, 2019, amounts available under the 2018 Credit Facility totaled $33.3 million.
State and Local Sales Taxes
We have contingent liabilities for state and local sales taxes. As of March 31, 2019, we had a reserve of $3,380. If our ultimate liability exceeds this amount, it could affect our liquidity unfavorably. However, we do not believe it will significantly impair our liquidity.
Capital Expenditures
Our capital expenditures for the three months ended March 31, 2019 were $10,774, of which $5,497 was for software acquisition and development. The majority of these expenditures are comprised of investments in information technology and systems infrastructure, including an electronic data warehouse, online customer service, and customer management platforms. For 2019, we believe our capital and software expenditures will be approximately $40,000.

Off-Balance Sheet Arrangements
Obligations under Certain Guarantee Contracts
We enter guarantee arrangements in the normal course of business to facilitate transactions with third parties. These arrangements include financial and performance guarantees, stand-by letters of credit, debt guarantees and indemnifications. As of March 31, 2019 and December 31, 2018 we had stand-by letters of credit totaling $1,520 and $1,516, respectively.

Contractual Obligations and Commitments
Except as set forth below and in Note 10. Commitments and Contingencies included in Part 1, Item 1 of this Form 10-Q, there were no significant changes in our commitments under contractual obligations as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
Contingencies
There has been and may be in the future substantial litigation in the areas in which we operate regarding alleged infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. We record a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss or range of loss can be reasonably estimated. Such legal proceedings are inherently unpredictable and subject to further uncertainties. Should any of these estimates and assumptions change it is possible that the resolution of the matters described in Note 10, Commitments and Contingencies included in Part 1, Item 1 of this Form 10-Q could have a material adverse effect on our consolidated financial position, cash flows or results of operations.
Critical Accounting Policies
Our consolidated statements and accompanying notes are prepared in accordance with U.S. GAAP. Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018. The preparation of financial statements and related disclosures in compliance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. The application of these policies involves judgment regarding future events and these judgments could materially affect the financial statements and disclosures based on varying assumptions, which may be appropriate to use.
We identify our most critical accounting policies as those that are the most pervasive and important to the portrayal of our financial position and results of operations, and those that require the most difficult, subjective or complex judgments by management regarding estimates. Our critical accounting policies include revenue recognition, valuation of goodwill and intangible assets, income taxes and capitalized software. Effective January 1, 2019, the Company adopted ASC Topic 842. Refer to Note 2, Summary of Significant Accounting Policies for changes to our critical accounting policy with respect to recognition of leasing arrangements as a result of the adoption. As of March 31, 2019, our goodwill is attributable to our Business operating segment. We perform our annual test of goodwill on October 1st. Additionally, we will assess our goodwill for impairment between annual tests when specific circumstances dictate.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
We are exposed to financial market risks, including changes in currency exchange rates and interest rates.
Foreign Exchange Risk
We sell our products and services primarily in the United States, Canada, the European Union, and Asia. A portion of our sales denominated in Euros, the Canadian Dollar, and the British Pound Sterling, which are affected by changes in currency exchange rates. Our financial results could be affected by changes in foreign currency exchange rates, although foreign exchange risks have not been material to our financial position or results of operations to date. Volatility in the British Pound Sterling exchange rate is expected to continue in the short term as the United Kingdom negotiates its exit from the European Union which has been extended through October 31, 2019. If the United Kingdom and the European Union are unable to reach an agreement and the United Kingdom exits the European Union without an agreement in place, it will likely create further short-term uncertainty and currency volatility. In the longer term, any impact from the United Kingdom exiting the European Union on the Company's operations will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations.
Interest Rate and Debt Risk
Our exposure to market risk for changes in interest rates primarily relates to our long-term debt. In order to hedge the variability of expected future cash interest payments related to our credit facilities we have entered into three interest rate swap agreements which were executed on July 14, 2017. The swaps have an aggregate notional amount of $150 million and are effective on July 31, 2017 through June 3, 2020. Under the swaps our interest rate is fixed at 4.7%. The interest rate swaps will be accounted for as cash flow hedges in accordance with ASC 815, Derivatives and Hedging.
As of March 31, 2019, if the interest rate on our variable rate debt changed by 1% on our 2018 term note, our annual debt service payment would change by approximately $700.  As of March 31, 2019, if the interest rate on our variable rate debt changed by 1% on our 2018 revolving credit facility, our annual debt service payment would change by approximately $3,400.

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
We are subject to a number of lawsuits, government investigations and claims arising out of the conduct of our business. See a discussion of our litigation matters in Note 10 of Notes to our Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

See accompanying Exhibit Index for a list of the exhibits filed or furnished with this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

10.1
Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated March 11 2019, by and among Vonage America Inc., Vonage Holdings Corp., JP Morgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto(1)

10.2
Amendment No. 2 to the Second Amended and Restated Credit Agreement, dated March 29, 2019, by and among Vonage America Inc., Vonage Holdings Corp., JP Morgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto(3)

10.3	Cooperation Agreement, dated March 15, 2019, among Vonage Holdings Corp., Legion Partners Asset Management LLC, and each of the signatories thereto(2)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(3)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(3)

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to Vonage Holdings Corp.'s Current Report on form 8-K (File No. 001-32887) filed on March 15, 2019.

(2)	Incorporated by reference to Vonage Holdings Corp.'s Current Report on Form 8-K (File No. 001-3287) filed on March 15, 2019.

(3)	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VONAGE HOLDINGS CORP.

Dated:	May 8, 2019	By:	/s/ David T. Pearson
David T. Pearson Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)