Form 10-Q
period 2019-06-30
VONAGE HOLDINGS CORP
filed 2019-08-06
CIK 1272830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From __________  to __________
Commission File Number 001-32887
VONAGE HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Delaware					11-3547680
(State or other jurisdiction of incorporation or organization)					(IRS Employer Identification No.)

23 Main Street	Holmdel	,	NJ	,	07733
(Address of principal executive offices)					(Zip Code)
Registrant’s telephone number, including area code: (732) 528-2600
(Former name, former address and former fiscal year, if changed since last report): Not Applicable

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	VG	New York Stock Exchange
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	July 31, 2019
Common Stock, par value $0.001	242,097,852	shares

VONAGE HOLDINGS CORP.

Financial Information Presentation
For the financial information discussed in this Quarterly Report on Form 10-Q, other than per share and per line amounts, dollar amounts are presented in thousands, except where noted.

PART 1 - FINANCIAL INFORMATION
ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES
VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$17,963	$5,057
Accounts receivable, net of allowance of $4,993 and $3,542, respectively	97,465	75,342
Inventory, net of allowance of $101 and $152, respectively	1,066	1,470
Deferred customer acquisition costs, current portion	11,789	11,755
Prepaid expenses	25,219	26,496
Other current assets	7,427	7,634
Total current assets	160,929	127,754
Property and equipment, net of accumulated depreciation of $109,594 and $104,999, respectively	47,759	49,262
Operating lease right-of-use assets	49,954	—
Goodwill	599,080	598,499
Software, net of accumulated amortization of $100,383 and $100,870, respectively	26,945	17,430
Deferred customer acquisition costs	48,222	37,881
Restricted cash	1,679	2,047
Intangible assets, net of accumulated amortization of $191,041 and $162,788, respectively	271,022	299,911
Deferred tax assets	119,410	102,560
Other assets	29,503	24,144
Total assets	$1,354,503	$1,259,488
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$38,249	$53,262
Accrued expenses	120,750	87,370
Deferred revenue, current portion	59,704	53,447
Operating lease liabilities, current portion	13,136	—
Current portion of notes payable	—	10,000
Total current liabilities	231,839	204,079
Indebtedness under revolving credit facility	248,000	425,000
Notes payable, net of current portion	—	84,228
Convertible senior notes, net	269,924	—
Operating lease liabilities	43,999	—
Other liabilities	3,099	10,413
Total liabilities	796,861	723,720
Commitments and Contingencies (Note 10)
Stockholders’ Equity:
Common stock, par value $0.001 per share; 596,950 shares authorized at June 30, 2019, and December 31, 2018	314	310
Additional paid-in capital	1,464,742	1,415,682
Accumulated deficit	(607,537)	(611,985)
Treasury stock, at cost	(304,031)	(275,009)
Accumulated other comprehensive income	4,154	6,770
Total stockholders’ equity	557,642	535,768
Total liabilities and stockholders’ equity	$1,354,503	$1,259,488
See accompanying notes to condensed consolidated financial statements.

VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Total revenues	$297,584	$259,875	$577,125	$513,448

Operating Expenses:
Cost of revenues (exclusive of depreciation and amortization)	128,221	107,204	241,632	210,771
Sales and marketing	95,362	77,685	190,885	154,821
Engineering and development	16,891	10,375	33,417	21,195
General and administrative	36,615	32,174	72,074	59,756
Depreciation and amortization	20,662	19,062	41,876	35,862
Total operating expenses	297,751	246,500	579,884	482,405
(Loss) Income from operations	(167)	13,375	(2,759)	31,043
Other Income (Expense):
Interest expense	(8,487)	(3,097)	(16,063)	(6,258)
Other income (expense), net	(147)	337	(563)	84
Total other income (expense), net	(8,634)	(2,760)	(16,626)	(6,174)
(Loss) Income before income taxes benefit	(8,801)	10,615	(19,385)	24,869
Income tax benefit (expense)	13,325	(2,056)	23,375	8,214
Net income	$4,524	$8,559	$3,990	$33,083

Earnings per common share:
Basic	$0.02	$0.04	$0.02	$0.14
Diluted	$0.02	$0.03	$0.02	$0.13
Weighted-average common shares outstanding:
Basic	242,475	237,919	241,507	235,490
Diluted	249,720	248,256	249,521	248,373

See accompanying notes to condensed consolidated financial statements.

VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) / INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net income	$4,524	$8,559	$3,990	$33,083
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax (benefit) expense of ($342), ($1,358), $91, and ($1,356), respectively	(6,343)	(12,434)	(1,135)	(6,101)
Unrealized (loss) gain on derivatives, net of tax expense of $264, $89, $292 and $391, respectively	(794)	228	(1,481)	1,008
Total other comprehensive loss	(7,137)	(12,206)	(2,616)	(5,093)
Comprehensive (loss) income	$(2,613)	$(3,647)	$1,374	$27,990

See accompanying notes to condensed consolidated financial statements.

VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net income	$3,990	$33,083
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,120	17,515
Amortization of intangibles	28,756	18,181
Deferred income taxes	(24,852)	(10,305)
Amortization of deferred customer acquisition costs	4,921	4,423
Allowance for doubtful accounts and obsolete inventory	475	1,427
Amortization of financing costs and debt discount	1,769	511
Loss on disposal of property and equipment	444	166
Share-based expense	19,231	15,972
Changes in derivatives	(265)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(23,268)	(7,256)
Inventory	444	623
Prepaid expenses and other current assets	1,494	3,032
Deferred customer acquisition costs	(15,372)	(11,837)
Accounts payable	(14,895)	7,794
Accrued expenses	33,034	(3,535)
Deferred revenue	6,399	(1,713)
Other assets - deferred cloud computing implementation costs	(8,310)	(3,392)
Other assets and liabilities	952	1,246
Net cash provided by operating activities	28,067	65,935
Cash flows used in investing activities:
Capital expenditures	(9,456)	(7,787)
Acquisition and development of software assets	(12,997)	(4,220)
Net cash used in investing activities	(22,453)	(12,007)
Cash flows provided by/(used in) financing activities:
Principal payments on capital lease obligations and other financing obligations	—	(95)
Payments for short and long-term debt	(406,000)	(44,375)
Proceeds from issuance of long-term debt	479,000	10,000
Payments of debt issuance costs	(8,891)	—
Payments for capped call transactions and costs	(28,325)	—
Common stock repurchases	(10,000)	—
Employee taxes paid on withholding shares	(19,023)	(28,618)
Proceeds from exercise of stock options	1,264	5,055
Net cash provided by (used in) financing activities	8,025	(58,033)
Effect of exchange rate changes on cash	(1,101)	(1,205)
Net increase (decrease) in cash, cash equivalents, and restricted cash	12,538	(5,310)
Cash, cash equivalents, and restricted cash, beginning of period	7,104	33,327
Cash, cash equivalents, and restricted cash, end of period	$19,642	$28,017
Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$13,462	$5,695
Income taxes	$2,226	$4,855
Non-cash investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$67	$1,373
Debt issuance costs included in accounts payable and accrued liabilities	$1,154	$—

See accompanying notes to condensed consolidated financial statements.

VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at March 31, 2018	$306	$1,384,718	$(623,189)	$(270,759)	$21,122	$512,198
Stock option exercises	3	2,881				2,884
Share-based expense		8,808				8,808
Employee taxes paid on withholding shares				(1,131)		(1,131)
Foreign currency translation adjustment					(12,434)	(12,434)
Unrealized gain on derivatives					228	228
Net income			8,559			8,559
Balance at June 30, 2018	$309	$1,396,407	$(614,630)	$(271,890)	$8,916	$519,112

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at March 31, 2019	$314	$1,424,173	$(612,061)	$(293,575)	$11,291	$530,142
Stock option exercises	1	783				784
Share-based expense		11,216				11,216
Employee taxes paid on withholding shares				(457)		(457)
Common stock repurchases	(1)			(9,999)		(10,000)
Equity component of convertible notes, net of issuance costs and tax		50,123				50,123
Purchase of capped calls, net of tax		(21,553)				(21,553)
Foreign currency translation adjustment					(6,343)	(6,343)
Unrealized loss on derivatives					(794)	(794)
Net income			4,524			4,524
Balance at June 30, 2019	$314	$1,464,742	$(607,537)	$(304,031)	$4,154	$557,642

See accompanying notes to condensed consolidated financial statements.

VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2017	$298	$1,375,391	$(672,561)	$(244,239)	$14,009	$472,898
Cumulative effect adjustment upon the adoption of Topic 606			24,848			24,848
Stock option exercises	11	5,044				5,055
Share-based expense		15,972				15,972
Employee taxes paid on withholding shares				(27,651)		(27,651)
Foreign currency translation adjustment					(6,101)	(6,101)
Unrealized gain on derivatives					1,008	1,008
Net income			33,083			33,083
Balance at June 30, 2018	$309	$1,396,407	$(614,630)	$(271,890)	$8,916	$519,112

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2018	$310	$1,415,682	$(611,985)	$(275,009)	$6,770	$535,768
Cumulative effect adjustment upon the adoption of Topic 842			458			458
Stock option exercises	5	1,259				1,264
Share-based expense		19,231				19,231
Employee taxes paid on withholding shares				(19,023)		(19,023)
Common stock repurchases	(1)			(9,999)		(10,000)
Equity component of convertible notes, net of issuance costs and tax		50,123				50,123
Purchase of capped calls, net of tax		(21,553)				(21,553)
Foreign currency translation adjustment					(1,135)	(1,135)
Unrealized loss on derivatives					(1,481)	(1,481)
Net income			3,990			3,990
Balance at June 30, 2019	$314	$1,464,742	$(607,537)	$(304,031)	$4,154	$557,642

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
Customers in the United States represented 71% and 79% of our consolidated revenues for the three months ended June 30, 2019 and 2018 and 72% and 81% for the six months ended June 30, 2019 and 2018, respectively, with the balance in Canada, the United Kingdom, China, Singapore, Netherlands, and other countries around the world.
Unaudited Interim Financial Information
The accompanying unaudited interim condensed consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the SEC's regulations for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the Company's financial position, results of operations, comprehensive income, cash flows, and stockholders’ equity for the periods presented. The results for the six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year.
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
Cost of Revenues
Cost of revenues excludes depreciation and amortization expense of $9,144 and $6,226 for the three months ended June 30, 2019 and 2018 and $18,562 and $12,660 for the six months ended June 30, 2019 and 2018, respectively. In addition, costs of goods sold included in cost of revenues during the three months ended June 30, 2019 and 2018 were $5,563 and $6,171 and during the six months ended June 30, 2019 and 2018 were $11,191 and $12,468, respectively.
Sales and Marketing Expenses
We incurred advertising costs which are included in sales and marketing of $16,586 and $14,401 for the three months ended June 30, 2019 and 2018 and $34,336 and $28,922 for the six months ended June 30, 2019 and 2018, respectively.
Leases
At inception of a contract, the Company determines whether the contract is or contains a lease. Further, the Company determines if the arrangement qualifies as an operating lease or a finance lease. Operating leases are included in operating lease right-of-use assets, operating lease liabilities - current portion and operating lease liabilities on the Company's consolidated balance sheet. The Company does not have any finance leases as of June 30, 2019 and January 1, 2019.
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
Fair Value of Financial Instruments
The Company records certain of its financial assets at fair value on a recurring basis as described below. Certain of the Company's other financial instruments, which include cash and cash equivalents, accounts receivable and accounts payable, approximate fair value because of their short-term maturities. We believe the fair value of our 2018 Credit Facility at June 30, 2019 and December 31, 2018 was approximately the same as its carrying amount as market conditions, including available interest rates, credit spread relative to our credit rating, and illiquidity, remain relatively unchanged from the issuance date of our debt obligations for a similar debt instrument and are classified as Level 3 within the fair value hierarchy.

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
The following table presents the assets that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Level 2 Measurements
Interest rate swaps (1)	$352	$1,859

(1) Included in other assets on our condensed consolidated balance sheets.

As of June 30, 2019, the fair value of the 1.75% convertible senior notes due 2024 (the “Convertible Senior Notes”) was approximately $350,023. The fair value was determined based on the quoted price for the Convertible Senior Notes in an inactive market on the last trading day of the reporting period and is classified as Level 2 in the fair value hierarchy.
Supplemental Balance Sheet Information

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheet to amounts included in the consolidated statement of cash flows:

	As of June 30,		As of December 31
	2019	2018	2018	2017
Cash and cash equivalents	$17,963	$26,077	$5,057	$31,360
Restricted cash	1,679	1,940	2,047	1,967
Total cash, cash equivalents and restricted cash	$19,642	$28,017	$7,104	$33,327

Intangible assets, net

	June 30, 2019	December 31, 2018
Customer relationships	$171,733	$187,887
Developed technology	93,401	104,368
Patents and patent licenses	1,755	2,514
Trade names	4,133	5,005
Non-compete agreements	—	137
Finite-lived intangible assets, net	$271,022	$299,911

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Accrued expenses

	June 30, 2019	December 31, 2018
Compensation and related taxes and temporary labor	$27,672	$33,249
Marketing	15,635	10,238
Taxes and fees	14,871	11,189
Telecommunications	50,334	21,403
Other accruals	7,569	4,729
Customer credits	444	3,325
Professional fees	2,679	2,049
Inventory	1,546	1,188
Accrued expenses	$120,750	$87,370

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
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which requires the use of a new current expected credit loss ("CECL") model in estimating allowances for doubtful accounts with respect to accounts receivable, straight-line receivable and notes receivable. Receivables from revenue transactions, or trade receivables, are recognized when the corresponding revenue is recognized under ASC Topic 606, Revenue from Contracts with Customers. The CECL model requires that the Company estimate its lifetime expected credit loss with respect to these receivables and record allowances that when deducted from the balance of the receivables, represent the estimated net amounts expected to be collected. Given the generally short term nature of trade receivables, we do not expect to apply a discounted cash flow methodology. However, the Company will consider whether historical loss rates are consistent with expectations of forward-looking estimates for our trade receivables. In November 2018, the FASB issued ASU 2018-19 to clarify that operating lease receivables recorded by lessors are explicitly excluded from the scope of Topic 326. In April 2019, the FASB issued ASU 2019-04 to improve certain codifications including Topic 326 where accrued interest on receivables, recoveries, variable interest rates and prepayments are addressed. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. While we are still evaluating the impact of this guidance on our condensed consolidated financial statements, we do not currently believe it will have a material impact upon adoption.

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
Disaggregation of Revenue
The following tables details our revenue from customers disaggregated by primary geographical market, source of revenue, and timing of revenue recognition. The tables also includes a reconciliation of the disaggregated revenue for our Business and Consumer segments.

	Three Months Ended			Three Months Ended
	June 30, 2019			June 30, 2018
	Business	Consumer	Total	Business	Consumer	Total
Primary geographical markets
United States	$122,898	$89,837	$212,735	$103,250	$102,727	$205,977
Canada	1,951	4,942	6,893	725	6,106	$6,831
United Kingdom	15,625	2,785	18,410	7,327	3,200	$10,527
Other Countries (1)	59,546	—	59,546	36,540	—	$36,540
	$200,020	$97,564	$297,584	$147,842	$112,033	$259,875
Major Sources of Revenue
Service revenues	$180,014	$87,244	$267,258	$127,692	$100,467	$228,159
Access and product revenues	11,707	60	11,767	12,716	289	13,005
USF revenues	8,299	10,260	18,559	7,434	11,277	18,711
	$200,020	$97,564	$297,584	$147,842	$112,033	$259,875
(1) No individual other international country represented greater than 10% of total revenue during the periods presented.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Six Months Ended			Six Months Ended
	June 30, 2019			June 30, 2018
	Business	Consumer	Total	Business	Consumer	Total
Primary geographical markets
United States	$235,336	$181,703	$417,039	$204,116	$209,995	$414,111
Canada	3,358	10,110	13,468	1,374	12,494	$13,868
United Kingdom	39,506	5,695	45,201	13,810	6,449	$20,259
Other Countries (1)	101,417	—	101,417	65,210	—	$65,210
	$379,617	$197,508	$577,125	$284,510	$228,938	$513,448
Major Sources of Revenue
Service revenues	$339,359	$176,244	$515,603	$243,994	$204,861	$448,855
Access and product revenues	23,404	128	23,532	25,247	380	25,627
USF revenues	16,854	21,136	37,990	15,269	23,697	38,966
	$379,617	$197,508	$577,125	$284,510	$228,938	$513,448
(1) No individual other international country represented greater than 10% of total revenue during the periods presented.
In addition, the Company recognizes service revenues from its customers through subscription services provided or through usage or pay-per-use type arrangements. During the three and six months ended June 30, 2019, the Company recognized $159,220 and $321,766 related to subscription services, $86,668 and $154,515 related to usage, and $51,696 and $100,844 related to other revenues such as USF, other regulatory fees, and credits. During the three and six months ended June 30, 2018, the Company recognized $150,186 and $302,639 related to subscription services, $61,249 and $112,434 related to usage, and $48,440 and $98,375 related to other revenues such as USF, other regulatory fees, and credits.
Contract Assets and Liabilities
The following table provides information about receivables and contract liabilities from contracts with customers:

	June 30, 2019	December 31, 2018
Receivables (1)	$97,465	$75,342
Contract liabilities (2)	59,704	53,447

(1) Amounts included in accounts receivables on our condensed consolidated balance sheet.
(2) Amounts included in deferred revenues and other liabilities on our condensed consolidated balance sheet.
Our deferred revenue represents the advance consideration received from customers for subscription services and is predominantly recognized over the following performance period which is generally a month as transfer of control occurs. During the three and six months ended June 30, 2019, the Company recognized revenue of $115,164 and $233,196, respectively, related to its contract liabilities. During the three and six months ended June 30, 2018, the Company recognized revenue of $107,615 and $226,986, respectively, related to its contract liabilities. We expect to recognize $59,704 into revenue over the next twelve months related to our deferred revenue as of June 30, 2019.
Contract Acquisition Costs
We have various commission programs for which eligible employees and third parties may earn commission on sales of services and products to customers. We expect that these commission fees are recoverable and, therefore, we have capitalized $60,011 and $49,636 as contract costs, net of accumulated amortization, as of June 30, 2019 and December 31, 2018, respectively, included within deferred customer acquisitions costs, current portion and deferred customer acquisition costs on our condensed consolidated balance sheet. Capitalized commission fees are amortized to sales and marketing expense over estimated customer life, which is 7 years for Business customers. The amounts amortized to sales and marketing expense were $2,391 and $4,921 for the three and six months ended June 30, 2019, and $2,264 and $4,423 for the three and six months ended June 30, 2018, respectively. There were no impairment losses recognized in relation to the costs capitalized during the three and six months ended June 30, 2019 and 2018. In addition, the Company expenses sales commissions for commission plans related to customer arrangements deemed less than a year and for residuals and renewals.

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
The table below summarizes the NewVoiceMedia assets acquired and liabilities assumed as of October 31, 2018:

	Preliminary Acquisition Date Fair Value as of December 31, 2018	Measurement period adjustments	Revised Preliminary Acquisition Date Fair Value
Assets
Cash and cash equivalents	$1,994		$1,994
Accounts receivable	13,747	(1,448)	12,299
Other current assets	3,907		3,907
Property and equipment	3,474		3,474
Intangible assets	154,300		154,300
Other assets	378		378
Total assets acquired	177,800	(1,448)	176,352

Liabilities
Accounts payable	4,712		4,712
Accrued expenses	4,145		4,145
Deferred tax liabilities	7,756		7,756
Deferred revenue	22,000		22,000
Total liabilities assumed	38,613	—	38,613

Net identifiable assets acquired	139,187	(1,448)	137,739
Goodwill	210,992	1,448	212,440
Total purchase price	$350,179	$—	$350,179

The Company recorded goodwill of $212,440 which is attributable to the Business segment and is not deductible for tax purposes. The factors that resulted in goodwill arising from the acquisition include the revenues and synergies anticipated with the ability to provide a contact center solution to our existing suite of cloud communication services along with a skilled workforce proficient in API development. In addition, the Company incurred and expensed acquisition related transaction costs included in general and administrative expense related to the acquisition of NewVoiceMedia of $179 and $328, respectively, for the three and six months ended June 30, 2019.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Supplemental Pro Forma Information (unaudited)
The following supplemental pro forma information represents the results of operations if Vonage had acquired NewVoiceMedia on January 1, 2018.

Six Months Ended
June 30, 2018
Revenue	$549,937
Net income	(1,039)
Earnings per share - basic	$—
Earnings per share - diluted	$—

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
The acquisition was recorded as a business combination under ASC 805, with identifiable assets acquired and liabilities assumed provisionally recorded at their estimated fair value on the acquisition date. The accounting for the business combination was completed as of June 30, 2019, at which point the fair values became final.

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
Supplemental Pro Forma Information
The following supplemental pro forma information represents the results of operations as if Vonage had acquired TokBox on January 1, 2018.

Six Months Ended
June 30, 2018
Revenue	$518,604
Net income	18,995
Earnings per share - basic	$0.08
Earnings per share - diluted	$0.08

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
(In thousands, except per share amounts)
(Unaudited)

Goodwill
The Company's goodwill is derived primarily from the acquisitions of Vocalocity, Telesphere, iCore, Simple Signal, Nexmo, TokBox, and NewVoiceMedia which are included in the Company's Business segment. The following table provides a summary of the changes in the carrying amounts of goodwill:

Balance at December 31, 2018	$598,499
Increase in goodwill related to measurement period adjustments to initial acquisition accounting of NewVoiceMedia	1,448
Foreign currency translation adjustment	(867)
Balance at June 30, 2019	$599,080

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 5.    Earnings Per Share
The following table sets forth the computation for basic and diluted (loss)/earnings per share for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator
Net income	$4,524	$8,559	$3,990	$33,083
Denominator
Basic weighted average common shares outstanding	242,475	237,919	241,507	235,490
Dilutive effect of stock options and restricted stock units	7,245	10,337	8,014	12,883
Diluted weighted average common shares outstanding	249,720	248,256	249,521	248,373
Basic earnings per share
Basic earnings per share	$0.02	$0.04	$0.02	$0.14
Diluted earnings per share
Diluted earnings per share	$0.02	$0.03	$0.02	$0.13

For the three and six months ended June 30, 2019 and 2018, the following were excluded from the calculation of diluted (loss)/earnings per common share because of their anti-dilutive effects:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Restricted stock units	6,610	3,591	5,846	1,896
Stock options	1,828	1,977	1,823	1,126
	8,438	5,568	7,669	3,022

As the Company expects to settle the principal amount of its outstanding convertible senior notes in cash and any excess in cash or shares of the Company’s common stock, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share of common stock when the average market price of the Company’s common stock for a given period exceeds the conversion price of $16.72 per share. The Company's convertible senior notes are further described in Note 7, Long-Term Debt.

Note 6. Income Taxes

The income tax benefit consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
(Loss) income before income taxes	$(8,801)	$10,615	$(19,385)	$24,869
Income tax benefit (expense)	13,325	(2,056)	23,375	8,214
Effective tax rate	(151.4)%	(19.4)%	(120.6)%	33.0%

We recognize income tax equal to pre-tax income multiplied by our annual effective income tax rate. In addition, adjustments are recorded for discrete period items and changes to our state effective tax rate which can cause the rate to fluctuate from quarter to quarter.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

For the three and six months ended June 30, 2019, our effective tax rate was different than the statutory rate primarily due to a discrete period tax benefit of $1,404 and $6,153, respectively, which were recognized related to excess tax benefits on equity compensation. In addition, the Company’s annual effective income rate is increased due to annual estimated permanent adjustments relating to limitation on executive compensation deductibility and the inclusion of income in the U.S. due to foreign disregarded entities.
For the six months ended June 30, 2018, our effective tax rate was different than the statutory rate due to a permanent adjustment of $6,702 related to the new Global Intangible Low-Taxed Income ("GILTI") tax rules that were enacted as part of tax reform enacted in December 2017. In addition, the Company recorded a discrete period tax benefit of $2,009 and $17,316 during the three and six months ended June 30, 2018, respectively, which was recognized related to excess tax benefits on equity compensation.
Uncertain Tax Positions
The Company had uncertain tax benefits of $1,200 and $1,107 as of June 30, 2019 and December 31, 2018, respectively. The Company recognizes interest and penalties related to uncertain tax benefits in income tax expense. The Company incurred interest expense or penalties of $149 for both the three and six months ended June 30, 2019, respectively, and the Company did not incur any interest expense penalties during the three and six months end June 30, 2018. The following table reconciles the total amounts of uncertain tax benefits:

	June 30, 2019	December 31, 2018
Balance as of January 1	$1,107	$1,086
Increase due to current year positions	—	1,107
Increase (decrease) due to prior year positions	154	(1,086)
Decrease due to settlements and payments	(86)	—
Increase due to foreign currency fluctuation	25	—
Uncertain tax benefits as of the end of the period	$1,200	$1,107

Net Operating Loss Carry Forwards ("NOLs")
As of June 30, 2019, the Company has U.S. Federal and state NOL carryforwards of $578,522 and $245,403, respectively, which expire at various times through 2037. In addition, we have NOLs for United Kingdom tax purposes of $162,535 with no expiration date.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 7.    Long-Term Debt
This footnote should be read in conjunction with the complete description of our financing arrangements under Note 7, Long-Term Debt and Revolving Credit Facility, to our Annual Report on Form 10-K for the year ended December 31, 2018.
The following table summarizes the Company's long-term debt as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Term note payable - due 2023	$—	95,000
Revolving credit facility - due 2023	248,000	425,000
Convertible senior notes - due 2024	345,000	—
Long-term debt including current maturities	593,000	520,000
Less current maturities	—	10,000
Less unamortized discount	67,177	—
Less debt issuance costs	7,899	772
Total long-term debt	$517,924	$509,228

Convertible Senior Notes

In June 2019, the Company issued $300.0 million aggregate principal amount of 1.75% convertible senior notes due 2024 in a private placement and an additional $45.0 million aggregate principal amount of such notes pursuant to the exercise in full of the over-allotment option of the initial purchasers (collectively, "Convertible Senior Notes"). The Convertible Senior Notes are the Company's senior unsecured obligations. The Convertible Senior Notes bear interest at a rate of 1.75% per year, payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2019. The Convertible Senior Notes will mature on June 1, 2024, unless earlier redeemed, repurchased or converted. We may not redeem the notes prior to June 5, 2022. On or after June 5, 2022, we may redeem for cash all or a portion of the notes if the last reported sale price of the Company's common stock has been at least 130% of the conversion price then in effect on (i) each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date the Company provides notice of redemption and (ii) the trading day immediately preceding the date the Company provides such notice. The total net proceeds from the offering, after deducting initial purchase discounts and expenses payable by the Company, were $334.8 million.

Each $1,000 principal amount of the Convertible Senior Notes is initially convertible into 59.8256 shares of the Company's common stock, which is equivalent to an initial conversion price of approximately $16.72 per share. The conversion rate is subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid interest. In addition, upon the occurrence of a make-whole fundamental change or a redemption period, each as defined in the indenture setting forth the terms of the Convertible Senior Notes, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its Convertible Senior Notes in connection with such make-whole fundamental change or during the relevant redemption period.
The Company used the net proceeds from the offering to (i) pay the cost of the capped call transactions described below, (ii) to repurchase approximately $10 million in shares of its common stock from purchasers of the Convertible Senior Notes in privately negotiated transactions effected through one of the initial purchasers or an affiliate thereof concurrently with the pricing of the Convertible Senior Notes described below and (iii) to repay the outstanding principal balance under its credit facility.
Prior to December 1, 2023, the notes will be convertible only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. We will satisfy any conversion election by paying or delivering, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock. The Convertible Senior Notes and shares of common stock issuable upon conversion, if any, have not been registered under the Securities Act, or under any U.S. state securities laws or other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
During the three months ended June 30, 2019, the conditions allowing holders of the Convertible Senior Notes to convert were not met.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

In accounting for the issuance of the Convertible Senior Notes, the Company separated the Convertible Senior Notes into liability and equity components.  The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Convertible Senior Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) is amortized to interest expense at an effective interest rate of 6.4% over the contractual terms of the Convertible Senior Notes.
In accounting for the transaction costs related to the Convertible Senior Notes, the Company allocated the total amount incurred to the liability and equity components of the Convertible Senior Notes based on the proportion of the proceeds allocated to the debt and equity components. Issuance costs attributable to the liability component were $7,973 were recorded as additional debt discount and will be amortized to interest expense using the effective interest method over the contractual terms of the Convertible Senior Notes.  Issuance costs attributable to the equity component were netted with the equity component in stockholders’ equity.
The net carrying amount of the liability component of the Convertible Senior Notes was as follows:

June 30, 2019
Principal	$345,000
Unamortized discount	(67,177)
Unamortized issuance cost	(7,899)
Net carrying amount	$269,924

The net carrying amount of the equity component of the Convertible Senior Notes was as follows:

June 30, 2019
Proceeds allocated to the conversion option (debt discount)	$67,664
Issuance cost	(1,944)
Income tax expense	(15,597)
Net carrying amount	$50,123

The following table sets forth the interest expense recognized related to the Convertible Senior Notes:

June 30, 2019
Contractual interest expense	$276
Amortization of debt discount	487
Amortization of debt issuance costs	74
Total interest expense related to the Convertible Senior Notes	$837

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

In connection with the pricing of the Convertible Senior Notes and subsequently in connection with the exercise of the initial purchasers option to purchase additional notes, the Company entered into privately negotiated capped call transactions with certain counterparties (the "Capped Calls"). The Capped Calls each have a strike price of $16.72 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Convertible Senior Notes. The Capped Calls have initial cap prices of $23.46 per share, subject to certain adjustments. The Capped Calls are expected generally to reduce potential dilution to the Company's common stock upon any conversion of notes and/or offset any cash payments the Company is required to make in excess of the aggregate principal amount of converted notes, as the case may be, with such reduction and/or offset subject to a cap. The initial cap price of the Capped Call transactions was $23.46. The net cost of $28,325 incurred to purchase the Capped Calls and related income tax benefit of $6,772 was recorded as a reduction to additional paid-in capital on the Company's consolidated balance sheet and are not accounted for as derivatives.
Concurrently with the issuance of the Convertible Senior Notes, the Company’s board of directors approved the repurchase of an aggregate of 852,515, or $10,000 of, shares of the Company’s outstanding common stock in privately negotiated transactions at a price of $11.73 per share, which was equal to the closing price per share of the Company’s common stock on June 11, 2019, the date of the pricing of the offering of the Convertible Senior Notes. The share repurchase was recorded to treasury stock on the Company's consolidated balance sheet.
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
During the six months ended June 30, 2019, we repaid $311 million under the revolving credit facility, $95 million under the 2018 term note, and borrowed $134 million under the revolving credit facility. In addition, the effective interest rate was 5.19% as of June 30, 2019.
As of June 30, 2019, we were in compliance with all covenants, including financial covenants, for the 2018 Credit Facility.
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

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

As of June 30, 2019 and December 31, 2018, the fair market value of the swaps was $352 and $1,859, respectively, which is included in other assets on our condensed consolidated balance sheet. The following table summarizes the effects of ASC 815 on the Company's accumulated OCI balance attributable to cash flow derivatives:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Accumulated OCI beginning balance	$288	$1,745	$975	$965
Reclassified from accumulated OCI to income:
Due to reclassification of previously deferred gain	(132)	—	(265)	—
Change in fair value of cash flow hedge accounting contracts, net of tax	(662)	228	(1,216)	1,008
Accumulated OCI ending balance, net of tax benefit of $100 and $711, respectively	$(506)	$1,973	$(506)	$1,973
Gains expected to be reclassified from accumulated OCI during the next 12 months	$531	$—	$531	$—

Note 8.  Leases

The Company entered into various operating lease agreements for certain of our existing office and telecommunications co-location space as well as operating leases for certain equipment. The operating leases expire at various times through 2026, some of which provide the Company options to extend the leases for terms up to 5 years beyond the original term.

During the three and six months ended June 30, 2019, the Company incurred operating lease expense of $3,726 and $7,667, respectively, related to its operating leases. Additionally, the remaining weighted average lease term for our operating leases was 6.76 years and the weighted average discount rate utilized to measure the Company's operating leases was 5.23% as of June 30, 2019.

Supplemental cash flow related to the Company's operating leases is as follows:

Six Months Ended
June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,681

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Maturities of lease liabilities as of June 30, 2019 are as follows:

2019 (excluding the six months ended June 30, 2019)	$8,099
2020	14,295
2021	10,921
2022	6,084
2023	5,643
Thereafter	22,821
Total lease payments	67,863
Less imputed interest	(10,728)
Total	$57,135

Minimal rental commitments under non-cancelable operating leases in effect as of December 31, 2018 were as follows (as calculated under ASC 840, Leases):

2019	$17,204
2020	14,209
2021	10,378
2022	8,206
2023	8,154
Thereafter	9,908
Total minimum payments required	$68,059

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 9.    Common Stock
As of June 30, 2019 and December 31, 2018, the Company had 596,950 shares of common stock authorized and had 23,934 shares available for grants under our share-based compensation programs as of June 30, 2019. For a detailed description of our share-based compensation programs refer to Note 10, Employee Stock Benefit Plans in our Annual Report on Form 10-K for the year ended December 31, 2018. The following table reflects the changes in the Company's common stock issued and outstanding:

For the Three Month Ended
(in thousands)	Issued	Treasury	Outstanding
Balance at March 31, 2018	306,540	(69,651)	236,889
Shares issued under the 2015 Equity Incentive Plan	2,029	—	2,029
Employee taxes paid on withholding shares	—	(100)	(100)
Balance at June 30, 2018	308,569	(69,751)	238,818

Balance at March 31, 2019	314,233	(71,857)	242,376
Shares issued under the 2015 Equity Incentive Plan	492	—	492
Employee taxes paid on withholding shares	—	(47)	(47)
Common stock repurchases (Note 7)	—	(853)	(853)
Balance at June 30, 2019	314,725	(72,757)	241,968

For the Six Month Ended
(in thousands)	Issued	Treasury	Outstanding
Balance at December 31, 2017	298,174	(67,235)	230,939
Shares issued under the 2015 Equity Incentive Plan	10,395	—	10,395
Employee taxes paid on withholding shares	—	(2,516)	(2,516)
Balance at June 30, 2018	308,569	(69,751)	238,818

Balance at December 31, 2018	309,736	(69,993)	239,743
Shares issued under the 2015 Equity Incentive Plan	4,989	—	4,989
Employee taxes paid on withholding shares	—	(1,911)	(1,911)
Common stock repurchases (Note 7)	—	(853)	(853)
Balance at June 30, 2019	314,725	(72,757)	241,968

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
State and Municipal Taxes
In accordance with generally accepted accounting principles, we make a provision for a liability for taxes when it is both probable that a liability has been incurred and the amount of the liability or range of liability can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. For a period of time, we did not collect or remit state or municipal taxes (such as sales, excise, utility, use, and ad valorem taxes), fees or surcharges (“Taxes”) on the charges to our customers for our services, except that we historically complied with the New Jersey sales tax. We have received inquiries or demands from a number of state and municipal taxing and 911 agencies seeking payment of Taxes that are applied to or collected from customers of providers of traditional public switched telephone network services. Although we have consistently maintained that these Taxes do not apply to our service for a variety of reasons depending on the statute or rule that establishes such obligations, we are now collecting and remitting sales taxes in certain of those states including a number of states that have changed their statutes to expressly include VoIP. In addition, many states address how VoIP providers should contribute to support public safety agencies, and in those states we remit fees to the appropriate state agencies. We could also be contacted by state or municipal taxing and 911 agencies regarding Taxes that do explicitly apply to VoIP and these agencies could seek retroactive payment of Taxes. As such, we have established reserves of $3,747 and $3,302 as of June 30, 2019 and December 31, 2018, respectively, as our best estimate of the potential tax exposure for any retroactive assessment.

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

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Information about our segment results for the three and six months ended June 30, 2019 were as follows:

	Three Months Ended			Six Months Ended
	June 30, 2019			June 30, 2019
	Business	Consumer	Total	Business	Consumer	Total
Revenues
Service revenues	$180,014	$87,244	$267,258	$339,359	$176,244	$515,603
Access and product revenues (1)	11,707	60	11,767	23,404	128	23,532
Service, access and product revenues	191,721	87,304	279,025	362,763	176,372	539,135
USF revenues	8,299	10,260	18,559	16,854	21,136	37,990
Total revenues	200,020	97,564	297,584	379,617	197,508	577,125

Cost of revenues
Service cost of revenues (2)	86,290	8,861	95,151	156,144	18,119	174,263
Access and product cost of revenues (1)	13,594	917	14,511	27,465	1,914	29,379
Service, access and product cost of revenues	99,884	9,778	109,662	183,609	20,033	203,642
USF cost of revenues	8,299	10,260	18,559	16,854	21,136	37,990
Total cost of revenues	108,183	20,038	128,221	200,463	41,169	241,632

Segment gross margin
Service margin	93,724	78,383	172,107	183,215	158,125	341,340
Access and product margin	(1,887)	(857)	(2,744)	(4,061)	(1,786)	(5,847)
Gross margin ex-USF (Service, access and product margin)	91,837	77,526	169,363	179,154	156,339	335,493
Segment gross margin	$91,837	$77,526	$169,363	$179,154	$156,339	$335,493

Segment gross margin %
Service margin %	52.1%	89.8%	64.4%	54.0%	89.7%	66.2%
Gross margin ex-USF (Service, access and product margin %)	47.9%	88.8%	60.7%	49.4%	88.6%	62.2%
Segment gross margin %	45.9%	79.5%	56.9%	47.2%	79.2%	58.1%

(1) Includes customer premise equipment, access, and shipping and handling.

(2) Excludes depreciation and amortization of $7,978 and $1,166 for the three months ended June 30, 2019 and $16,192 and $2,370 for six months ended June 30, 2019, respectively.

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

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

A reconciliation of the total of the reportable segments' gross margin to consolidated income before income taxes is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Total reportable gross margin	$169,363	$152,671	$335,493	$302,677
Sales and marketing	95,362	77,685	190,885	154,821
Engineering and development	16,891	10,375	33,417	21,195
General and administrative	36,615	32,174	72,074	59,756
Depreciation and amortization	20,662	19,062	41,876	35,862
(Loss) Income from operations	(167)	13,375	(2,759)	31,043

Interest expense	(8,487)	(3,097)	(16,063)	(6,258)
Other (expense) income, net	(147)	337	(563)	84
(Loss) Income before income taxes benefit	$(8,801)	$10,615	$(19,385)	$24,869
Information about our operations by geographic location is as follows:

	June 30, 2019	December 31, 2018
Long-lived assets:
United States	$582,735	$596,820
United Kingdom	358,831	366,594
Israel	3,240	1,688
	$944,806	$965,102

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q and our audited financial statements included in our Annual Report on Form 10-K. This discussion contains forward-looking statements. These forward-looking statements are based on information available at the time the statements are made and/or management’s belief as of that time with respect to future events and involve risks and uncertainties that could cause actual results and outcomes to be materially different. Important factors that could cause such differences include but are not limited to: the competition we face; the expansion of competition in the cloud communications market; risks related to the acquisition or integration of businesses we have acquired; our ability to adapt to rapid changes in the cloud communications market; the nascent state of the cloud communications for business market; our ability to retain customers and attract new customers cost-effectively; the risk associated with developing and maintaining effective internal sales teams and effective distribution channels; security breaches and other compromises of information security; risks associated with sales of our services to medium-sized and enterprise customers; our reliance on third-party hardware and software; our dependence on third-party facilities, equipment, systems and services; system disruptions or flaws in our technology and systems; our ability to comply with data privacy and related regulatory matters; our ability to scale our business and grow efficiently; our dependence on third party vendors; the impact of fluctuations in economic conditions, particularly on our small and medium business customers; our ability to obtain or maintain relevant intellectual property licenses or to protect our trademarks and internally developed software; restrictions in our debt agreements that may limit our operating flexibility; our ability to obtain additional financing if required; our ability to raise funds necessary to settle conversion of the 2024 convertible senior notes; conditional conversion features of the convertible senior notes; the cash settlement of the convertible senior notes; the effects of the capped call transactions in connection with the convertible senior notes; fraudulent use of our name or services; intellectual property and other litigation that have been and may be brought against us; reliance on third parties for our 911 services; uncertainties relating to regulation of business services; risks associated with legislative, regulatory or judicial actions regarding our business products; risks associated with operating abroad; risks associated with the taxation of our business; governmental regulation and taxes in our international operations; liability under anti-corruption laws or from governmental export controls or economic sanctions; our dependence on our customers' unimpeded access to broadband connections; foreign currency exchange risk; our history of net losses and ability to achieve consistent profitability in the future; our ability to fully realize the benefits of our net operating loss carry-forwards if an ownership change occurs; certain provisions of our charter documents and other factors that are set forth in the “Risk Factors” in our Annual Report on Form 10-K and in our Quarterly Reports on Form 10-Q. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, and therefore, you should not rely on these forward-looking statements as representing our views as of any date subsequent to the date this Form 10-Q is filed with the Securities and Exchange Commission.
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

Key Operating Data

The table below includes key operating data that our management uses to measure the growth and operating performance of the Business segment:

Business	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Service revenue per customer	$440	$348	$416	$338
Business revenue churn	1.0%	1.2%	1.0%	1.2%
Service Revenue per Customer. Service revenues per customer for a particular period is calculated by dividing the average monthly service revenues for the period by the average number of customers over the number of months in the period. The average number of customers is the number of customers on the first day of the period, plus the number of customers on the last day of the period, divided by two. Service revenues excludes revenues from trading and auction customers. Service revenue per customer increased from $348 for the three months ended June 30, 2018 to $440 for the three months ended June 30, 2019 primarily driven by the Company's successful efforts to attract larger business customers and to expand services provided to our existing business customers along with the acquisition of NewVoiceMedia and TokBox during the second half of 2018. Service revenue per customer increased from $338 for the six months ended June 30, 2018 to $416 for the six months ended June 30, 2019 primarily driven by the Company's successful efforts to attract larger business customers and to expand services provided to our existing business customers along with the acquisition of NewVoiceMedia and TokBox during the second half of 2018.
Business Revenue Churn. Business revenue churn is calculated by dividing the revenue from customers or customer locations that have been confirmed to be foregone during a period by the simple average of the total revenue from all customers in that period. Revenue for purposes of determining Business revenue churn is service revenue excluding revenue from our trading and auction customers, and usage in excess of a customer’s contracted service plan, regulatory fees charged to customers, and credits. The simple average of total revenue from all customers during the period is the total revenue as defined herein on the first day of the period, plus the total revenue as defined herein on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first month after activation. Other companies may calculate business revenue churn differently, and their business revenue churn data may not be directly comparable to ours. Business revenue churn decreased from 1.2% for the three and six months ended June 30, 2018 to 1.0% for the three and six months ended June 30, 2019, respectively.  Our revenue churn may fluctuate over time due to economic conditions, seasonality in certain customer's operations, loss of customers who are acquired, and competitive pressures including promotional pricing. We are continuing to invest in our overall quality of service which includes customer care headcount and systems, billing systems, on-boarding processes and self-service options to ensure we scale our processes to our growth and continue to improve the overall customer experience.
The table below includes key operating data that our management uses to measure the growth and operating performance of the Consumer segment:

Consumer	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Average monthly revenues per subscriber line	$26.89	$26.37	$26.62	$26.45
Subscriber lines (at period end)	1,185,835	1,393,131	1,185,835	1,393,131
Customer churn	1.7%	1.7%	1.8%	1.8%

Average Monthly Revenues per Subscriber Line. Average monthly revenues per subscriber line for a particular period is calculated by dividing our revenues for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. The simple average number of subscriber lines for the period is the number of subscriber lines on the first day of the period, plus the number of subscriber lines on the last day of the period, divided by two. Our average monthly revenues per subscriber line increased from $26.37 for the three months ended June 30, 2018 to $26.89 for the three months ended June 30, 2019 due primarily to the Company's ability to retain its more tenured customers. Our average monthly revenues per subscriber line increased from $26.45 for the six months ended June 30, 2018 to $26.62 for the six months ended June 30, 2019 due primarily to the Company's ability to retain its more tenured customers.
Subscriber Lines. Our subscriber lines include, as of a particular date, all paid subscriber lines from which a customer can make an outbound telephone call on that date. Our subscriber lines include fax lines, including fax lines bundled with subscriber lines in our small office home office calling plans and soft phones, but do not include our virtual phone numbers and toll free numbers, which only allow inbound telephone calls to customers. Subscriber lines decreased from 1,393,131 as of June 30, 2018 to 1,185,835 as of June 30, 2019, reflecting planned actions to enhance the profitability of the assisted sales channel by eliminating lower performing locations and restructuring the pricing offers, and to shift investment to our business market.
Customer Churn. Customer churn is calculated by dividing the number of customers that have terminated during a period by the simple average of number of customers in a given period. The simple average number of customers during the period is the number of customers on the first day of the period, plus the number of customers on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first month after activation. Other companies may calculate customer churn differently, and their customer churn data may not be directly comparable to ours. Customer churn remained at 1.7% for the three months ended June 30, 2018 and 2019. Customer churn remained at 1.8% for the six months ended June 30, 2018 and 2019. We monitor customer churn on a daily basis and use it as an indicator of the level of customer satisfaction. Customers who have been with us for a year or more tend to have a lower churn rate than customers who have not. In addition, our customers who are international callers generally churn at a lower rate than customers who are domestic callers. Our customer churn will fluctuate over time due to economic conditions, competitive pressures including promotional pricing targeting international long distance callers, marketplace perception of our services, and our ability to provide high quality customer care and network quality and add future innovative products and services. See the discussion below for detail regarding churn impacting our business customers.

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

Results of Operations
The following table sets forth, as a percentage of total revenues, our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Total revenues	100%	100%	100%	100%

Operating Expenses:
Cost of revenues (exclusive of depreciation and amortization)	43	41	42	41
Sales and marketing	32	30	33	30
Engineering and development	6	4	6	4
General and administrative	12	13	12	12
Depreciation and amortization	7	7	7	7
Total operating expenses	100	95	100	94
(Loss) income from operations	—	5	—	6
Other Income (Expense):
Interest expense	(3)	(1)	(3)	(1)
Other income (expense), net	—	—	—	—
Total other income (expense), net	(3)	(1)	(3)	(1)
(Loss) income before income taxes	(3)	4	(3)	5
Income tax benefit (expense)	5	(1)	4	1
Net income	2%	3%	1%	6%

Management's Discussion of the Results of Operations for the Three and Six Months Ended June 30, 2019 and 2018
The Company reported loss before income taxes of $8,801 for the three months ended June 30, 2019 and income before income taxes of $10,615 for the three months ended June 30, 2018, and loss before income taxes of $19,385 for the six months ended June 30, 2019 and income before income taxes of $24,869 for the six months ended June 30, 2018, respectively. The decrease was primarily driven by higher other operating expenses of $30,234 and $66.618 for the three and six months ended June 30, 2019, respectively, as a result of the acquisitions of NewVoiceMedia in October 2018 and TokBox in August 2018 driven by increases in salary costs due to higher headcount, increases in sales and marketing expenses, and increases in depreciation and amortization expenses due to additional assets acquired. In addition, there were increases in engineering and development expenses in connection with the Company's continued transformation focused on innovation.
The Company reported net income of $4,524 and $8,559 for the three months ended June 30, 2019 and 2018, and net income of $3,990 and $33,083 for the six months ended June 30, 2019 and 2018, respectively. The decrease in net income for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 is mainly due to the aforementioned decrease in (loss)/income before income taxes offset by the increase in income tax benefit/(expense) of $15.381. The decrease in net income for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 is mainly due to the aforementioned decrease in income before income taxes offset by the increase in income tax expense of $15,161.

We calculate gross margin as total revenues less cost of revenues, which primarily consists of fees that we pay to third parties on an ongoing basis in order to provide our services and costs incurred when a customer first subscribes to our service. The following table presents consolidated revenues, cost of revenues and the composition of gross margin for the three and six months ended June 30, 2019 and 2018:

(in thousands, except percentages)	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2019	2018	Dollar Change	Percent Change	2019	2018	Dollar Change	Percent Change
Total revenues	$297,584	$259,875	$37,709	15%	$577,125	$513,448	$63,677	12%
Cost of revenues (1)	128,221	107,204	21,017	20%	241,632	210,771	30,861	15%
Gross margin	$169,363	$152,671	$16,692	11%	$335,493	$302,677	$32,816	11%
(1) Excludes depreciation and amortization of $9,144 and $6,226 for the three months ended June 30, 2019 and 2018, respectively and $18,562 and $12,660 for the six months ended June 30, 2019 and 2018, respectively.
Total revenues and cost of revenues were impacted by the following trends and uncertainties:
Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2018
Total revenues increased 15% for the three months ended June 30, 2019 as compared to the prior year period. The increase is primarily due to the acquisition of NewVoiceMedia and TokBox in the second half of 2018 along with business customer growth driving an increase in revenues of $52,178, offset by declining consumer revenues of $14,469 in connection with the continued decline of subscriber lines. The Company continues to expect that the Consumer portion of the Company's overall business will become less significant as the Company reallocates resources to increase market share in its Business communications platforms.
Cost of revenues increased 20% for the three months ended June 30, 2019 as compared to the prior year period driven by increased costs incurred in servicing our Business customers of $26,501 due to the increase in customers and prior year acquisitions. This was partially offset by a decrease in costs in Consumer of $5,484 as subscriber lines continues to decline resulting in lower international and long-distance termination costs.
Six Months Ended June 30, 2019 compared to Six Months Ended June 30, 2018
Total revenues increased 12% for the six months ended June 30, 2019 as compared to the prior year period. The increase is primarily due to the acquisition of NewVoiceMedia and TokBox in the second half of 2018 along with business customer growth driving an increase in revenues of $95,107, offset by declining consumer revenues of $31,430 in connection with the continued decline of subscriber lines. The Company continues to expect that the Consumer portion of the Company's overall business will become less significant as the Company reallocates resources to increase market share in its Business communications platforms.
Cost of revenues increased 15% for the six months ended June 30, 2019 as compared to the prior year period driven by increased costs incurred in servicing our Business customers of $43,468 due to the increase in customers and prior year acquisitions. This was partially offset by a decrease in costs in Consumer of $12,607 as subscriber lines continues to decline resulting in lower international and long-distance termination costs.

Business Gross Margin for the Three and Six Months Ended June 30, 2019 and 2018

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2019	2018	Dollar Change	Percent Change	2019	2018	Dollar Change	Percent Change
Revenues
Service revenues	$180,014	$127,692	$52,322	41%	$339,359	$243,994	$95,365	39%
Access and product revenues(1)	11,707	12,716	(1,009)	(8)%	23,404	25,247	(1,843)	(7)%
Service, access and product revenues	191,721	140,408	51,313	37%	362,763	269,241	93,522	35%
USF revenues	8,299	7,434	865	12%	16,854	15,269	1,585	10%
Total revenues	200,020	147,842	52,178	35%	379,617	284,510	95,107	33%

Cost of revenues
Service cost of revenues (2)	86,290	60,335	25,955	43%	156,144	113,317	42,827	38%
Access and product cost of revenues (1)	13,594	13,913	(319)	(2)%	27,465	28,404	(939)	(3)%
Service, access and product cost of revenues	99,884	74,248	25,636	35%	183,609	141,721	41,888	30%
USF cost of revenues	8,299	7,434	865	12%	16,854	15,274	1,580	10%
Total cost of revenues	108,183	81,682	26,501	32%	200,463	156,995	43,468	28%

Segment gross margin
Service margin	93,724	67,357	26,367	39%	183,215	130,677	52,538	40%
Gross margin ex-USF (Service, access and product margin)	91,837	66,160	25,677	39%	179,154	127,520	51,634	40%
Segment gross margin	$91,837	$66,160	$25,677	39%	$179,154	$127,515	$51,639	40%

Segment gross Margin %
Service margin %	52.1%	52.7%	54.0%	53.6%
Gross margin ex-USF (Service, access and product margin) %	47.9%	47.1%	49.4%	47.4%
Segment gross margin %	45.9%	44.8%	47.2%	44.8%

(1)	Includes customer premise equipment, access, and shipping and handling.

(2)	Excludes depreciation and amortization of $7,978 and $4,978 for the three months ended June 30, 2019 and 2018, respectively and $16,192 and $9,951 for the six months ended June 30, 2019 and 2018.

Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2018
The following table describes the increase in business gross margin for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018:

(in thousands)
Service gross margin excluding the impact of the acquisitions increased 16% primarily due to overall growth in our Business customer base of 10% as compared to the prior year quarter	$10,813
Service gross margin also increased due to acquisitions of TokBox on August 1, 2018 and NewVoiceMedia on October 31, 2018, respectively	15,554
Access and product gross margin decreased due to higher costs providing access services to Business customers during the current quarter	(690)
Increase in segment gross margin	$25,677
Business service gross margin percentage decreased to 52.1% for the three months ended June 30, 2019 from 52.7% for the three months ended June 30, 2018. The decrease in business service gross margin percentage is a result of a greater proportion of lower margin services across our Business segment during the quarter ended June 30, 2019 as compared to the same period in the prior quarter. Our gross margin percentage may continue to be impacted by changes in the mix of service offerings provided to our customers across our Business segment.
Six Months Ended June 30, 2019 compared to Six Months Ended June 30, 2018
The following table describes the increase in business gross margin for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018:

(in thousands)
Service gross margin excluding the impact of the acquisitions increased 17% primarily due to overall growth in our Business customer base of 10% as compared to the prior year quarter	$22,580
Service gross margin also increased due to acquisitions of TokBox on August 1, 2018 and NewVoiceMedia on October 31, 2018, respectively	29,958
Access and product gross margin decreased due to higher costs providing access services to Business customers during the current quarter	(904)
USF gross margin increased mainly due to payment during the first quarter of 2018 for USF fees not collected in 2017	5
Increase in segment gross margin	$51,639
Business service gross margin percentage increased to 54.0% for the six months ended June 30, 2019 from 53.6% for the six months ended June 30, 2018. The increase in business service gross margin percentage is a result of the acquisition of NewVoiceMedia along with the sale of a greater proportion of higher margin services across our Business segment for the six months ended June 30, 2019 as compared to the same period in the prior quarter. Our gross margin percentage may continue to be impacted by changes in the mix of service offerings provided to our customers across our Business segment.

Consumer Gross Margin for the Three and Six Months Ended June 30, 2019 and 2018

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2019	2018	Dollar Change	Percent Change	2019	2018	Dollar Change	Percent Change
Revenues
Service revenues	$87,244	$100,467	$(13,223)	(13)%	$176,244	$204,861	$(28,617)	(14)%
Access and product revenues(1)	60	289	(229)	(79)%	128	380	(252)	(66)%
Service, access and product revenues	87,304	100,756	(13,452)	(13)%	176,372	205,241	(28,869)	(14)%
USF revenues	10,260	11,277	(1,017)	(9)%	21,136	23,697	(2,561)	(11)%
Total revenues	97,564	112,033	(14,469)	(13)%	197,508	228,938	(31,430)	(14)%

Cost of revenues
Service cost of revenues (2)	8,861	12,375	(3,514)	(28)%	18,119	26,389	(8,270)	(31)%
Access and product cost of revenues (1)	917	1,870	(953)	(51)%	1,914	3,664	(1,750)	(48)%
Service, access and product cost of revenues	9,778	14,245	(4,467)	(31)%	20,033	30,053	(10,020)	(33)%
USF cost of revenues	10,260	11,277	(1,017)	(9)%	21,136	23,723	(2,587)	(11)%
Total cost of revenues	20,038	25,522	(5,484)	(21)%	41,169	53,776	(12,607)	(23)%

Segment gross margin
Service margin	78,383	88,092	(9,709)	(11)%	158,125	178,472	(20,347)	(11)%
Gross margin ex-USF (Service, access and product margin)	77,526	86,511	(8,985)	(10)%	156,339	175,188	(18,849)	(11)%
Segment gross margin	$77,526	$86,511	$(8,985)	(10)%	$156,339	$175,162	$(18,823)	(11)%

Segment gross Margin %
Service margin %	89.8%	87.7%	89.7%	87.1%
Gross margin ex-USF (Service, access and product margin) %	88.8%	85.9%	88.6%	85.4%
Segment gross margin %	79.5%	77.2%	79.2%	76.5%

(1)	Includes customer premise equipment and shipping and handling.

(2)	Excludes depreciation and amortization of $1,166 and $1,248 for the three months ended June 30, 2019 and 2018, respectively and $2,370 and $2,709 for the six months ended June 30, 2019 and 2018.

Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2018
The following table describes the decrease in consumer gross margin for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018:

(in thousands)
Service gross margin decreased primarily due to a decrease in subscriber lines of 15% resulting in lower gross margin of $10,745 as we have reallocated resources focused on attracting Business customers. This was offset by a slight increase in average revenue per customer and lower overall costs incurred by the Consumer segment resulting in increased gross margin of $1,036	$(9,709)
Access and product gross margin increased 46% primarily due lower equipment costs associated with sales to customers during the current quarter	724
Decrease in segment gross margin	$(8,985)
Consumer service gross margin percentage increased to 89.8% for the three months ended June 30, 2019 from 87.7% for the three months ended June 30, 2018 due to lower international and domestic termination rates and the allocation of certain shared network costs to Business as that revenue becomes a greater proportion of the whole. The increase in Consumer service margin percentage is also driven by overall lower costs attributed to consumer services as the Company shifts resources towards attracting more profitable Business customers.
Six Months Ended June 30, 2019 compared to Six Months Ended June 30, 2018
The following table describes the decrease in consumer gross margin for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018:

(in thousands)
Service gross margin decreased primarily due to a decrease in subscriber lines of 15% resulting in lower gross margin of $21,165 as we have reallocated resources focused on attracting Business customers. This was offset by a slight increase in average revenue per customer and lower overall costs incurred by the Consumer segment resulting in increased gross margin of $818	$(20,347)
Access and product gross margin increased 46% primarily due lower equipment costs associated with sales to customers during the current quarter	1,498
USF gross margin increased mainly due to payment during the first quarter of 2018 for USF fees not collected in 2017	26
Decrease in segment gross margin	$(18,823)
Consumer service gross margin percentage increased to 89.7% for the six months ended June 30, 2019 from 87.1% for the six months ended June 30, 2018 due to lower international and domestic termination rates and the allocation of certain shared network costs to Business as that revenue becomes a greater proportion of the whole. The increase in Consumer service margin percentage is also driven by overall lower costs attributed to consumer services as the Company shifts resources towards attracting more profitable Business customers.

Other Operating Expenses

The following table presents our other operating costs during the three and six months ended June 30, 2019 and 2018, respectively:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2019	2018	Dollar Change	Percent Change	2019	2018	Dollar Change	Percent Change
Sales and marketing	$95,362	$77,685	$17,677	23%	$190,885	$154,821	$36,064	23%
Engineering and development	16,891	10,375	6,516	63%	33,417	21,195	12,222	58%
General and administrative	36,615	32,174	4,441	14%	72,074	59,756	12,318	21%
Depreciation and amortization	20,662	19,062	1,600	8%	41,876	35,862	6,014	17%
Total other operating expenses	$169,530	$139,296	$30,234	22%	$338,252	$271,634	$66,618	25%
Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2018

Total other operating expenses increased by $30,234 as compared to the three months ended June 30, 2018 due to the following:

•
Sales and marketing expense increased by $17,677, primarily due to additional costs from TokBox and NewVoiceMedia which were acquired in August 2018 and October 2018, respectively. Additionally, sales and marketing costs were impacted by increased spending in the current year related to media marketing initiatives and the attendance at certain conferences which were not attended in the previous year.

•
Engineering and development expense increased by $6,516, in connection with the Company's continued transformation focus on innovation especially in regards to developing further functionality related to its proprietary platform in order to support customers through the mid-market and enterprise sector.

•	General and administrative expense increased by $4,441, primarily due to higher personnel costs driven by the increase in headcount following the acquisition of TokBox and NewVoiceMedia.

•	Depreciation and amortization expense increased by $1,600 primarily due to the amortization of acquired intangible assets related to TokBox and NewVoiceMedia.

Six Months Ended June 30, 2019 compared to Six Months Ended June 30, 2018

Total other operating expenses increased by $66,618 as compared to the six months ended June 30, 2018 due to the following:

•
Sales and marketing expense increased by $36,064, primarily due to additional costs from TokBox and NewVoiceMedia which were acquired in August 2018 and October 2018, respectively. Additionally, sales and marketing costs were impacted by increased spending in the current year related to media marketing initiatives and the attendance at certain conferences which were not attended in the previous year.

•
Engineering and development expense increased by $12,222, in connection with the Company's continued transformation focus on innovation especially in regards to developing further functionality related to its proprietary platform in order to support customers through the mid-market and enterprise sector.

•	General and administrative expense increased by $12,318, primarily due to higher personnel costs driven by the increase in headcount following the acquisition of TokBox and NewVoiceMedia.

•	Depreciation and amortization expense increased by $6,014 primarily due to the amortization of acquired intangible assets related to TokBox and NewVoiceMedia.

Other Income (Expense)

(in thousands, except percentages)	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2019	2018	Dollar Change	Percent Change	2019	2018	Dollar Change	Percent Change
Interest expense	$(8,487)	$(3,097)	$5,390	174%	$(16,063)	$(6,258)	$9,805	157%
Other income (expense), net	(147)	337	(484)	(144)%	(563)	84	(647)	(770)%
	$(8,634)	$(2,760)	$(5,874)		$(16,626)	$(6,174)	$(10,452)
Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2018
Interest expense. The increase in interest expense of $5,390, or 174%, was mainly due to higher principal balances on our 2018 Credit Facility that we entered into in July 2018 along with rising rates during three months ended June 30, 2019, as well as interest expense associated with the convertible senior note issued in June 2019.
Six Months Ended June 30, 2019 compared to Six Months Ended June 30, 2018
Interest expense. The increase in interest expense of $9,805, or 157%, was mainly due to higher principal balances on our 2018 Credit Facility that we entered into in July 2018 along with rising rates during six months ended June 30, 2019., as well as interest expense associated with the convertible senior note issue in June 2019.
Income Taxes

(in thousands, except percentages)	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2019	2018	Dollar Change	Percent Change	2019	2018	Dollar Change	Percent Change
Income tax benefit (expense)	$13,325	$(2,056)	$15,381	748%	$23,375	$8,214	$15,161	185%
Effective tax rate	(151)%	(19)%			(121)%	33%
We recognize income tax equal to pre-tax income multiplied by our effective income tax rate. In addition, adjustments are recorded for discrete period items and changes to our state effective tax rate which can cause the rate to fluctuate from quarter to quarter.
Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2018
During the three months ended June 30, 2019, the income tax benefit includes a discrete tax benefit related to excess tax benefits on equity compensation along with permanent adjustments related to executive compensation deductibility and inclusion of income related to foreign disregarded entities.
During the three months ended June 30, 2018, we recognized an additional discrete period tax benefit related to excess tax benefits on equity compensation recognized during the quarter.
Six Months Ended June 30, 2019 compared to Six Months Ended June 30, 2018
During the six months ended June 30, 2019, the income tax benefit includes a discrete tax benefit of $6,153 related to excess tax benefits on equity compensation along with permanent adjustments related to executive compensation deductibility and the inclusion of income related to foreign disregarded entities.
During the six months ended June 30, 2018, we recognized a discrete period tax benefit of $17,316 related to excess tax benefits on equity compensation recognized in the first half of 2018.

Liquidity and Capital Resources

Overview
For the six months ended June 30, 2019, we had lower net cash from operations compared to the prior year quarter mainly due to lower net income. We expect to continue to balance efforts to grow our revenue while consistently achieving operating profitability. To grow our revenue, we continue to make investments in growth initiatives, marketing, application development, network quality and expansion, and customer care. Although we believe we will achieve consistent profitability in the future, we ultimately may not be successful and we may not achieve consistent profitability. We believe that cash flow from operations and cash on hand will fund our operations for at least the next twelve months.
The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended
	June 30,
(in thousands)	2019	2018	Dollar Change
Net cash provided by operating activities	$28,067	$65,935	$(37,868)
Net cash used in investing activities	(22,453)	(12,007)	(10,446)
Net cash provided by (used in) financing activities	8,025	(58,033)	66,058
Effect of exchange rate changes on cash and cash equivalents	(1,101)	(1,205)	104

Operating Activities
Cash provided by operating activities decreased to $28,067 for the six months ended June 30, 2019 from $65,935 for the six months ended June 30, 2018, primarily due to a decrease in earnings as compared to the prior period as a result of acquisitions and a decrease in accounts payable of $22,689 due to the timing of payments, offset by an increase in amortization of intangible assets of $10,575 driven by acquired intangible assets associated with NewVoiceMedia in the second half of 2018.
Changes in working capital include changes in accounts receivable, inventory, prepaid and other assets, accounts payable, accrued and other liabilities, and deferred revenue and costs. Cash used for working capital requirements increased by $4,484 during the six months ended June 30, 2019 compared to the prior year period primarily due to the timing of payments.
Investing Activities
Cash used in investing activities for the six months ended June 30, 2019 of $22,453 was mainly attributable to the purchase of capital expenditures of $9,456 and development of software assets of $12,997.
Cash used in investing activities for the six months ended June 30, 2018 of $12,007 was mainly attributable to the purchase of capital expenditures of $7,787 and development of software assets of $4,220.

Financing Activities
Cash provided by financing activities for the six months ended June 30, 2019 of $8,025 was primarily attributable to $345,000 in proceeds received from the issuance of convertible senior notes, $134,000 in proceeds received from draws on the 2018 credit facility and $1,264 in proceeds received from the exercise of stock options, offset by $406,000 of repayments under the 2018 credit facility, $10,000 common stock repurchase as well as $28,325 payment for capped call transactions and costs in connection of the issuance of convertible senior notes, $19,023 in employee taxes paid on withholding shares and $8,891 related to payments for financing costs.
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

Sources of Liquidity
The principal sources of liquidity are derived from available borrowings under our existing financing arrangements, existing cash on hand, and cash flows from operations. As described in Note 7, Long-Term Debt and Revolving Credit Facility, to the Consolidated Financial Statements, the Company's financing arrangements consist of its Convertible Senior Notes and the 2018 Credit Facility which is comprised of a $100,000 term note and a $500,000 revolving credit facility.

Available Borrowings Under the 2018 Credit Facility
We maintain significant availability under our lines of credit to meet our short-term liquidity requirements. As of June 30, 2019, amounts available under the 2018 Credit Facility totaled $252 million.
State and Local Sales Taxes
We have contingent liabilities for state and local sales taxes. As of June 30, 2019, we had a reserve of $3,747. If our ultimate liability exceeds this amount, it could affect our liquidity unfavorably. However, we do not believe it will significantly impair our liquidity.
Capital Expenditures
Our capital expenditures for the six months ended June 30, 2019 were $22,453, of which $12,997 was for software acquisition and development. The majority of these expenditures are comprised of investments in information technology and systems infrastructure, including an electronic data warehouse, online customer service, and customer management platforms. For 2019, we believe our capital and software expenditures will be approximately $45,000.

Off-Balance Sheet Arrangements
Obligations under Certain Guarantee Contracts
We enter guarantee arrangements in the normal course of business to facilitate transactions with third parties. These arrangements include financial and performance guarantees, stand-by letters of credit, debt guarantees and indemnifications. As of June 30, 2019 and December 31, 2018 we had stand-by letters of credit totaling $1,523 and $1,516, respectively.

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

We identify our most critical accounting policies as those that are the most pervasive and important to the portrayal of our financial position and results of operations, and those that require the most difficult, subjective or complex judgments by management regarding estimates. Our critical accounting policies include revenue recognition, valuation of goodwill and intangible assets, income taxes and capitalized software. Effective January 1, 2019, the Company adopted ASC Topic 842. Refer to Note 2, Summary of Significant Accounting Policies for changes to our critical accounting policy with respect to recognition of leasing arrangements as a result of the adoption. As of June 30, 2019, our goodwill is attributable to our Business operating segment. We perform our annual test of goodwill on October 1st. Additionally, we will assess our goodwill for impairment between annual tests when specific circumstances dictate.

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
As of June 30, 2019, if the interest rate on our variable rate debt changed by 1% on our 2018 revolving credit facility, our annual debt service payment would change by approximately $1,000.
As of June 30, 2019, we had $345.0 million outstanding on our 1.75% convertible senior notes due 2024.  The Notes have 1.75% percent fixed annual interest rates and, therefore, our economic interest rate exposure on our Notes is fixed. However, the values of the Notes are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the Notes are affected by our stock price.  The fair value of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. Additionally, we carry the Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only.

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

Other than the risk factors set forth below, there have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

We may not have the ability to raise the funds necessary to settle conversions of the convertible senior notes due 2024 in cash or to repurchase the notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the notes.

Holders of our 1.75% convertible senior notes due 2024 (the “Convertible Senior Notes”) have the right to require us to repurchase their Convertible Senior Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the aggregate principal amount of the Convertible Senior Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the Convertible Senior Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Convertible Senior Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Convertible Senior Notes surrendered therefor or Convertible Senior Notes being converted. In addition, our ability to repurchase the Convertible Senior Notes or to pay cash upon conversions of the Convertible Senior Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Convertible Senior Notes at a time when the repurchase is required by the indenture setting forth the terms of the Convertible Senior Notes or to pay any cash payable on future conversions of the Convertible Senior Notes as required by the indenture would constitute a default under the indenture. A default under the indenture setting forth the terms of the Convertible Senior Notes or the occurrence of the fundamental change itself may lead to a default under our 2018 Credit Facility or other agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Convertible Senior Notes or make cash payments upon conversions thereof. The increase in the conversion rate for Convertible Senior Notes converted in connection with a make-whole fundamental change or notice of redemption may not adequately compensate holders for any lost value of such holders’ Convertible Senior Notes as a result of such transaction.

If a make-whole fundamental change occurs prior to the maturity date or if we issue a notice of redemption with respect to the Convertible Senior Notes, under certain circumstances, we will increase the conversion rate by a number of additional shares of our common stock for Convertible Senior Notes converted in connection with such make-whole fundamental change or notice of redemption, as the case may be. The increase in the conversion rate will be determined based on the date on which the specified corporate transaction becomes effective, or the date of the notice of redemption, as the case may be and the price paid (or deemed to be paid) per share of our common stock in such transaction or with respect to such redemption, as the case may be. The increase in the conversion rate for Convertible Senior Notes converted in connection with a make-whole fundamental change or notice of redemption may not adequately compensate holders for any lost value of such holders’ Convertible Senior Notes as a result of such transaction or redemption. In addition, if the price per share of our common stock paid (or deemed paid) in the transaction is greater than $60.00 per share or less than $11.73 per share (in each case, subject to adjustment), no additional shares will be added to the conversion rate. Moreover, in no event will the conversion rate per $1,000 aggregate principal amount of Convertible Senior Notes as a result of this adjustment exceed 85.2514 shares of common stock, subject to adjustment in the same manner as the conversion rate.

Our obligation to increase the conversion rate for Convertible Senior Notes converted in connection with a make-whole fundamental change or notice of redemption could be considered a penalty, in which case the enforceability thereof would be subject to general principles of reasonableness and equitable remedies.

The conditional conversion feature of the Convertible Senior Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the Convertible Senior Notes is triggered, holders of Convertible Senior Notes will be entitled to convert the Convertible Senior Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Senior Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders of Convertible Senior Notes do not elect to convert their Convertible Senior Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Senior Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

Convertible debt securities that may be settled in cash, such as the Convertible Senior Notes, could have a material effect on our reported financial results.

Under certain circumstances, convertible debt instruments (such as the Convertible Senior Notes) that may be settled entirely or partly in cash may be accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of such Convertible Senior Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of such Convertible Senior Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable or otherwise elect not to use the treasury stock method in accounting for the shares issuable upon conversion of the Convertible Senior Notes, then our diluted earnings per share could be adversely affected.

The capped call transactions entered into in connection with the pricing of the Convertible Senior Notes may affect the value of the Convertible Senior Notes and our common stock.

In connection with the pricing of the Convertible Senior Notes and subsequently in connection with the exercise of the initial purchasers’ exercise of their option to purchase additional Convertible Senior Notes, we entered into capped call transactions (the “Capped Calls”) with certain option counterparties. The Capped Calls are expected generally to reduce the potential dilution upon conversion of the Convertible Senior Notes and/or offset any cash payments we are required to make in excess of the aggregate principal amount of converted Convertible Senior Notes, as the case may be, with such reduction and/or offset subject to a cap.

In addition, the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions following the pricing of the Convertible Senior Notes and prior to the maturity of the Convertible Senior Notes (and are likely to do so during any observation period related to a conversion of the Convertible Senior Notes). This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the Convertible Senior Notes, which could affect holders’ ability to convert the Convertible Senior Notes and, to the extent the activity occurs during any observation period related to a conversion of Convertible Senior Notes, it could affect the number of shares and value of the consideration that holders will receive upon conversion of the Convertible Senior Notes.

In addition, if any such Capped Call fails to become effective, the option counterparty party thereto may unwind its hedge positions with respect to our common stock, which could adversely affect the value of our common stock and, if the Convertible Senior Notes have been issued, the value of the Convertible Senior Notes.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information with respect to repurchase of our common stock made during the three months ended June 30, 2019:

Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2019	—	—	—	—
May 1 - May 31, 2019	—	—	—	-
June 1 - June 30, 2019(1)	852,515	11.73(2)	—	—
	852,515		—
(1) In connection with the offering of the Convertible Senior Notes, the Company purchased 852,515 shares of our common stock in a privately negotiated transaction.
(2) The price paid per share of $11.73 was equal to the closing price per share of our common stock on June 11, 2019, the date of the pricing and offering of the Convertible Senior Notes.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

See accompanying Exhibit Index for a list of the exhibits filed or furnished with this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

4.1
Indenture, dated as of June 14, 2019, between Vonage Holdings Corp. and Wilmington Trust, National Association, as trustee (incorporated by reference to Vonage Holdings Corp.'s Current Report on Form 8-K (File No. 001-32887) filed as Exhibit 4.1 on June 14, 2019)

4.2
Form of 1.75% Convertible Senior Notes due 2024 (included in Exhibit 4.1 and incorporated by reference to Vonage Holdings Corp.'s Current Report on Form 8-K (File No. 001-32887) filed as Exhibit 4.2 on June 14, 2019)

10.1	Amended and restated 2015 Equity Incentive Plan*
10.2	Amended and restated 2015 Equity Incentive Plan - Restricted Stock Unit Agreement*
10.3
Capped Call Confirmation, dated as of June 11, 2019, by and between the Company and Bank of America, N.A. (incorporated by reference to Vonage Holdings Corp.'s Current Report on Form 8-K (File No. 001-32887) filed as Exhibit 10.1 on June 14, 2019)

10.4
Capped Call Confirmation, dated as of June 11, 2019, by and between the Company and Morgan Stanley & Co. LLC (incorporated by reference to Vonage Holdings Corp.'s Current Report on Form 8-K (File No. 001-32887) filed as Exhibit 10.2 on June 14, 2019)

10.5
Capped Call Confirmation, dated as of June 11, 2019, by and between the Company and Deutsche Bank AG, London Branch (incorporated by reference to Vonage Holdings Corp.'s Current Report on Form 8-K (File No. 001-32887) filed as Exhibit 10.3 on June 14, 2019)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VONAGE HOLDINGS CORP.

Dated:	August 6, 2019	By:	/s/ David T. Pearson
David T. Pearson Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)