Form 10-Q
period 2019-09-30
VONAGE HOLDINGS CORP
filed 2019-11-06
CIK 1272830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	October 31, 2019
Common Stock, par value $0.001	242,626,703	shares

VONAGE HOLDINGS CORP.

Financial Information Presentation
For the financial information discussed in this Quarterly Report on Form 10-Q, other than per share and per line amounts, dollar amounts are presented in thousands, except where noted.

PART 1 - FINANCIAL INFORMATION
ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES
VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$18,741	$5,057
Accounts receivable, net of allowance of $4,984 and $3,542, respectively	94,423	75,342
Inventory, net of allowance of $61 and $152, respectively	970	1,470
Deferred customer acquisition costs, current portion	12,529	11,755
Prepaid expenses	28,146	26,496
Other current assets	8,110	7,634
Total current assets	162,919	127,754
Property and equipment, net of accumulated depreciation of $110,631 and $104,999, respectively	48,330	49,262
Operating lease right-of-use assets	53,561	—
Goodwill	589,923	598,499
Software, net of accumulated amortization of $99,981 and $100,870, respectively	34,269	17,430
Deferred customer acquisition costs	50,672	37,881
Restricted cash	2,054	2,047
Intangible assets, net of accumulated amortization of $203,530 and $162,788, respectively	255,256	299,911
Deferred tax assets	103,302	102,560
Other assets	32,148	24,144
Total assets	$1,332,434	$1,259,488
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$47,158	$53,262
Accrued expenses	116,488	87,370
Deferred revenue, current portion	61,105	53,447
Operating lease liabilities, current portion	13,260	—
Current portion of notes payable	—	10,000
Total current liabilities	238,011	204,079
Indebtedness under revolving credit facility	235,500	425,000
Notes payable, net of current portion	—	84,228
Convertible senior notes, net	273,265	—
Operating lease liabilities	47,872	—
Other liabilities	3,021	10,413
Total liabilities	797,669	723,720
Commitments and Contingencies (Note 10)
Stockholders’ Equity:
Common stock, par value $0.001 per share; 596,950 shares authorized at September 30, 2019, and December 31, 2018	315	310
Additional paid-in capital	1,481,077	1,415,682
Accumulated deficit	(628,634)	(611,985)
Treasury stock, at cost	(305,381)	(275,009)
Accumulated other comprehensive (loss) income	(12,612)	6,770
Total stockholders’ equity	534,765	535,768
Total liabilities and stockholders’ equity	$1,332,434	$1,259,488
See accompanying notes to condensed consolidated financial statements.

VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Total revenues	$302,534	$261,531	$879,659	$774,979

Operating Expenses:
Cost of revenues (exclusive of depreciation and amortization)	133,833	104,351	375,465	315,122
Sales and marketing	83,628	74,380	274,513	229,201
Engineering and development	16,901	14,309	50,318	35,504
General and administrative	41,306	37,620	113,380	97,376
Depreciation and amortization	21,319	16,024	63,195	51,886
Total operating expenses	296,987	246,684	876,871	729,089
Income from operations	5,547	14,847	2,788	45,890
Other Income (Expense):
Interest expense	(8,454)	(3,036)	(24,517)	(9,294)
Other income (expense), net	58	347	(505)	431
Total other income (expense), net	(8,396)	(2,689)	(25,022)	(8,863)
(Loss) Income before income taxes benefit	(2,849)	12,158	(22,234)	37,027
Income tax (expense) benefit	(18,248)	(2,570)	5,127	5,644
Net (loss) income	$(21,097)	$9,588	$(17,107)	$42,671

(Loss) Earnings per common share:
Basic	$(0.09)	$0.04	$(0.07)	$0.18
Diluted	$(0.09)	$0.04	$(0.07)	$0.17
Weighted-average common shares outstanding:
Basic	242,336	239,303	241,786	236,775
Diluted	242,336	249,516	241,786	248,780

See accompanying notes to condensed consolidated financial statements.

VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) / INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net (loss) income	$(21,097)	$9,588	$(17,107)	$42,671
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax expense (benefit) of $847, ($2,346), $938, and ($3,702), respectively	(16,459)	1,525	(17,594)	(4,576)
Unrealized (loss) gain on derivatives, net of tax expense (benefit) of $71, ($745), $364 and ($354), respectively	(307)	530	(1,788)	1,538
Total other comprehensive (loss) income	(16,766)	2,055	(19,382)	(3,038)
Comprehensive (loss) income	$(37,863)	$11,643	$(36,489)	$39,633

See accompanying notes to condensed consolidated financial statements.

VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(17,107)	$42,671
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	20,098	24,412
Amortization of intangibles	43,097	27,306
Deferred income taxes	(7,630)	(9,506)
Amortization of deferred customer acquisition costs	7,981	7,002
Allowance for doubtful accounts and obsolete inventory	1,384	1,643
Amortization of financing costs and debt discount	5,311	764
Loss on disposal of property and equipment	745	168
Loss on extinguishment of debt	—	14
Share-based expense	32,152	24,495
Changes in derivatives	(398)	(65)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(23,211)	(15,085)
Inventory	552	1,274
Prepaid expenses and other current assets	(2,238)	6,416
Deferred customer acquisition costs	(21,708)	(18,008)
Accounts payable and accrued expenses	24,043	6,898
Deferred revenue	6,867	(2,704)
Other assets - deferred cloud computing implementation costs	(11,929)	(5,009)
Other assets and liabilities	1,841	1,777
Net cash provided by operating activities	59,850	94,463
Cash flows used in investing activities:
Capital expenditures	(15,426)	(10,687)
Acquisition and development of software assets	(20,836)	(6,198)
Acquisitions, net of cash acquired	(3,000)	(32,299)
Net cash used in investing activities	(39,262)	(49,184)
Cash flows provided by/(used in) financing activities:
Principal payments on capital lease obligations and other financing obligations	—	(119)
Payments for short and long-term debt	(418,500)	(293,688)
Proceeds from issuance of long-term debt	479,000	272,000
Payments of debt issuance costs	(9,715)	(3,376)
Payments for capped call transactions and costs	(28,325)	—
Common stock repurchases	(10,000)	—
Employee taxes paid on withholding shares	(20,372)	(31,064)
Proceeds from exercise of stock options	1,678	6,117
Net cash used in financing activities	(6,234)	(50,130)
Effect of exchange rate changes on cash	(663)	(757)
Net increase (decrease) in cash, cash equivalents, and restricted cash	13,691	(5,608)
Cash, cash equivalents, and restricted cash, beginning of period	7,104	33,327
Cash, cash equivalents, and restricted cash, end of period	$20,795	$27,719
Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$17,108	$8,454
Income taxes	$3,435	$5,669
Non-cash investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$657	$1,840
Debt issuance costs included in accounts payable and accrued liabilities	$328	$—
Issuance of shares for asset acquisition	$3,000	$—
See accompanying notes to condensed consolidated financial statements.

VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at June 30, 2018	$309	$1,396,407	$(614,630)	$(271,890)	$8,916	$519,112
Stock option exercises	1	1,061				1,062
Share-based expense		8,523				8,523
Employee taxes paid on withholding shares				(2,446)		(2,446)
Foreign currency translation adjustment					1,525	1,525
Unrealized gain on derivatives					530	530
Net income			9,588			9,588
Balance at September 30, 2018	$310	$1,405,991	$(605,042)	$(274,336)	$10,971	$537,894

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at June 30, 2019	$314	$1,464,742	$(607,537)	$(304,031)	$4,154	$557,642
Stock option exercises	1	414				415
Share-based expense		12,921				12,921
Employee taxes paid on withholding shares				(1,350)		(1,350)
Common stock issued for acquisition of assets		3,000				3,000
Foreign currency translation adjustment					(16,459)	(16,459)
Unrealized loss on derivatives					(307)	(307)
Net loss			(21,097)			(21,097)
Balance at September 30, 2019	$315	$1,481,077	$(628,634)	$(305,381)	$(12,612)	$534,765

See accompanying notes to condensed consolidated financial statements.

VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2017	$298	$1,375,391	$(672,561)	$(244,239)	$14,009	$472,898
Cumulative effect adjustment upon the adoption of Topic 606			24,848			24,848
Stock option exercises	12	6,105				6,117
Share-based expense		24,495				24,495
Employee taxes paid on withholding shares				(30,097)		(30,097)
Foreign currency translation adjustment					(4,576)	(4,576)
Unrealized gain on derivatives					1,538	1,538
Net income			42,671			42,671
Balance at September 30, 2018	$310	$1,405,991	$(605,042)	$(274,336)	$10,971	$537,894

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2018	$310	$1,415,682	$(611,985)	$(275,009)	$6,770	$535,768
Cumulative effect adjustment upon the adoption of Topic 842			458			458
Stock option exercises	5	1,673				1,678
Share-based expense		32,152				32,152
Employee taxes paid on withholding shares				(20,372)		(20,372)
Common stock repurchases				(10,000)		(10,000)
Equity component of convertible notes, net of issuance costs and tax		50,123				50,123
Purchase of capped calls, net of tax		(21,553)				(21,553)
Common stock issued for acquisition of assets		3,000				3,000
Foreign currency translation adjustment					(17,594)	(17,594)
Unrealized loss on derivatives					(1,788)	(1,788)
Net loss			(17,107)			(17,107)
Balance at September 30, 2019	$315	$1,481,077	$(628,634)	$(305,381)	$(12,612)	$534,765

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
Customers in the United States represented 72% and 79% of our consolidated revenues for the three months ended September 30, 2019 and 2018 and 72% and 80% for the nine months ended September 30, 2019 and 2018, respectively, with the balance in Canada, the United Kingdom, China, Singapore, Netherlands, and other countries around the world.
Unaudited Interim Financial Information
The accompanying unaudited interim condensed consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the SEC's regulations for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the Company's financial position, results of operations, comprehensive income, cash flows, and stockholders’ equity for the periods presented. The results for the nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year.
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
Cost of Revenues
Cost of revenues excludes depreciation and amortization expense of $9,658 and $6,386 for the three months ended September 30, 2019 and 2018 and $28,220 and $19,046 for the nine months ended September 30, 2019 and 2018, respectively. In addition, costs of goods sold included in cost of revenues during the three months ended September 30, 2019 and 2018 were $5,921 and $6,386 and during the nine months ended September 30, 2019 and 2018 were $17,112 and $18,854, respectively.
Sales and Marketing Expenses
We incurred advertising costs, which are included in sales and marketing, of $11,437 and $12,883 for the three months ended September 30, 2019 and 2018 and $45,773 and $41,805 for the nine months ended September 30, 2019 and 2018, respectively.
Leases
At inception of a contract, the Company determines whether the contract is or contains a lease. Further, the Company determines if the arrangement qualifies as an operating lease or a finance lease. Operating leases are included in operating lease right-of-use assets, operating lease liabilities - current portion and operating lease liabilities on the Company's consolidated balance sheet. The Company does not have any finance leases as of September 30, 2019 and January 1, 2019.
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
Fair Value of Financial Instruments
The Company records certain of its financial assets at fair value on a recurring basis as described below. Certain of the Company's other financial instruments, which include cash and cash equivalents, accounts receivable and accounts payable, approximate fair value because of their short-term maturities. We believe the fair value of our 2018 Credit Facility at September 30, 2019 and December 31, 2018 was approximately the same as its carrying amount as market conditions, including available interest rates, credit spread relative to our credit rating, and illiquidity, remain relatively unchanged from the issuance date of our debt obligations for a similar debt instrument and are classified as Level 3 within the fair value hierarchy.

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
The following table presents the assets that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Level 2 Measurements
Interest rate swaps (1)	$106	$1,859

(1) Included in other assets on our condensed consolidated balance sheets.

As of September 30, 2019, the fair value of the 1.75% convertible senior notes due 2024 (the “Convertible Senior Notes”) was approximately $355,202. The fair value was determined based on the quoted price for the Convertible Senior Notes in an inactive market on the last trading day of the reporting period and is classified as Level 2 in the fair value hierarchy.
Supplemental Balance Sheet Information

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to amounts included in the consolidated statements of cash flows:

	As of September 30,		As of December 31
	2019	2018	2018	2017
Cash and cash equivalents	$18,741	$25,735	$5,057	$31,360
Restricted cash	2,054	1,984	2,047	1,967
Total cash, cash equivalents and restricted cash	$20,795	$27,719	$7,104	$33,327

Intangible assets, net

	September 30, 2019	December 31, 2018
Customer relationships	$158,804	$187,887
Developed technology	91,547	104,368
Patents and patent licenses	1,655	2,514
Trade names	3,250	5,005
Non-compete agreements	—	137
Finite-lived intangible assets, net	$255,256	$299,911

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Accrued expenses

	September 30, 2019	December 31, 2018
Compensation and related taxes and temporary labor	$28,410	$33,249
Marketing	13,728	10,238
Taxes and fees	17,903	11,189
Telecommunications	36,500	21,403
Interest	2,147	65
Customer credits	2,701	3,325
Professional fees	3,167	2,049
Inventory	997	1,188
Other accruals	10,935	4,664
Accrued expenses	$116,488	$87,370

Recent Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which requires the use of a new current expected credit loss ("CECL") model in estimating allowances for doubtful accounts with respect to accounts receivable, straight-line receivable and notes receivable. Receivables from revenue transactions, or trade receivables, are recognized when the corresponding revenue is recognized under ASC Topic 606, Revenue from Contracts with Customers. The CECL model requires that the Company estimate its lifetime expected credit loss with respect to these receivables and record allowances that when deducted from the balance of the receivables, represent the estimated net amounts expected to be collected. Given the generally short term nature of trade receivables, we do not expect to apply a discounted cash flow methodology. However, the Company will consider whether historical loss rates are consistent with expectations of forward-looking estimates for our trade receivables. In November 2018, the FASB issued ASU 2018-19 to clarify that operating lease receivables recorded by lessors are explicitly excluded from the scope of Topic 326. In April 2019, the FASB issued ASU 2019-04 to improve certain codifications including Topic 326 where accrued interest on receivables, recoveries, variable interest rates and prepayments are addressed. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. While we are still evaluating the impact of this guidance on our condensed consolidated financial statements, we currently believe it will not have a material impact upon adoption.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The following standard was adopted by the Company during the nine months ended September 30, 2019:
In January 2017, the FASB issued Accounting Standards Update ("ASU") 2017-04, "Intangibles - Goodwill and Other". The ASU simplifies the subsequent measurement of goodwill and eliminates Step 2 from the goodwill impairment test. This ASU is effective for an annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted this ASU during the third quarter of 2019. The adoption of this ASU did not have a material impact on our consolidated financial statements and related disclosures.
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
Disaggregation of Revenue
The following tables details our revenue from customers disaggregated by primary geographical market, source of revenue, and timing of revenue recognition. The tables also include a reconciliation of the disaggregated revenue for our Business and Consumer segments.

	Three Months Ended			Three Months Ended
	September 30, 2019			September 30, 2018
	Business	Consumer	Total	Business	Consumer	Total
Primary geographical markets
United States	$127,976	$88,567	$216,543	$107,446	$99,061	$206,507
Canada	2,138	4,817	6,955	919	5,781	$6,700
United Kingdom	13,910	2,620	16,530	6,505	3,054	$9,559
Other Countries (1)	62,506	—	62,506	38,765	—	$38,765
	$206,530	$96,004	$302,534	$153,635	$107,896	$261,531
Major Sources of Revenue
Service revenues	$183,701	$83,981	$267,682	$133,709	$97,093	$230,802
Access and product revenues	12,120	69	12,189	12,427	92	12,519
USF revenues	10,709	11,954	22,663	7,499	10,711	18,210
	$206,530	$96,004	$302,534	$153,635	$107,896	$261,531

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

(1) No individual other international country represented greater than 10% of total revenue during the periods presented.

	Nine Months Ended			Nine Months Ended
	September 30, 2019			September 30, 2018
	Business	Consumer	Total	Business	Consumer	Total
Primary geographical markets
United States	$363,312	$270,270	$633,582	$311,562	$309,056	$620,618
Canada	5,496	14,927	20,423	2,293	18,275	$20,568
United Kingdom	53,416	8,315	61,731	20,315	9,503	$29,818
Other Countries (1)	163,923	—	163,923	103,975	—	$103,975
	$586,147	$293,512	$879,659	$438,145	$336,834	$774,979
Major Sources of Revenue
Service revenues	$523,060	$260,225	$783,285	$377,703	$301,954	$679,657
Access and product revenues	35,524	197	35,721	37,674	472	38,146
USF revenues	27,563	33,090	60,653	22,768	34,408	57,176
	$586,147	$293,512	$879,659	$438,145	$336,834	$774,979
(1) No individual other international country represented greater than 10% of total revenue during the periods presented.
In addition, the Company recognizes service revenues from its customers through subscription services provided or through usage or pay-per-use type arrangements. During the three and nine months ended September 30, 2019, the Company recognized $146,127 and $467,893 related to subscription services, $87,677 and $242,192 related to usage, and $68,730 and $169,574 related to other revenues such as USF, other regulatory fees, and credits. During the three and nine months ended September 30, 2018, the Company recognized $149,091 and $452,257 related to subscription services, $63,857 and $175,764 related to usage, and $48,583 and $146,958 related to other revenues such as USF, other regulatory fees, and credits.
Contract Assets and Liabilities
The following table provides information about receivables and contract liabilities from contracts with customers:

	September 30, 2019	December 31, 2018
Receivables (1)	$94,423	$75,342
Contract liabilities (2)	61,105	53,447

(1) Amounts included in accounts receivables on our condensed consolidated balance sheet.
(2) Amounts included in deferred revenues and other liabilities on our condensed consolidated balance sheet.
Our deferred revenue represents the advance consideration received from customers for subscription services and is predominantly recognized over the following performance period which is generally a month as transfer of control occurs. During the three and nine months ended September 30, 2019, the Company recognized revenue of $111,739 and $344,935, respectively, related to its contract liabilities. During the three and nine months ended September 30, 2018, the Company recognized revenue of $105,494 and $332,480, respectively, related to its contract liabilities. We expect to recognize $61,105 into revenue over the next twelve months related to our deferred revenue as of September 30, 2019.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Contract Acquisition Costs
We have various commission programs for internal sales personnel and channel partners that are incremental to the acquisition of customer contracts. These costs are recorded as deferred contract acquisition costs on the consolidated balance sheets which eligible employees and third parties may earn commission on sales of services and products to customers. We expect that these commission fees are recoverable and, therefore, we have capitalized $63,201 and $49,636 as contract costs, net of accumulated amortization, as of September 30, 2019 and December 31, 2018, respectively, included within deferred customer acquisitions costs, current portion and deferred customer acquisition costs on our condensed consolidated balance sheet. Capitalized commission fees are amortized to sales and marketing expense over estimated customer life, which is 7 years for Business customers. The amounts amortized to sales and marketing expense were $3,060 and $7,981 for the three and nine months ended September 30, 2019, and $2,579 and $7,002 for the three and nine months ended September 30, 2018, respectively. There were no impairment losses recognized in relation to the costs capitalized during the three and six months ended September 30, 2019 and 2018. In addition, the Company expenses sales commissions for commission plans related to customer arrangements deemed less than a year and for residuals and renewals.

Note 4. Acquisitions and Dispositions

Acquisition of NewVoiceMedia
On October 31, 2018, the Company acquired 100% of the issued and outstanding shares of NewVoiceMedia Limited (“NewVoiceMedia”), a cloud Contact Center-as-a-Service (CCaaS) provider, for a purchase price of $350,179 paid in cash.
The acquisition was recorded as a business combination under ASC 805, with identifiable assets acquired and liabilities assumed provisionally recorded at their estimated fair value on the acquisition date. The initial accounting for the business combination is not complete because the evaluations necessary to assess the fair values of certain net assets acquired inclusive of deferred tax liabilities is still in process. The allocation of the purchase price may be modified up to one year from the date of the acquisition as more information is obtained about the fair value of assets acquired and liabilities assumed. The Company expects its analysis to be completed by the close of the fourth quarter. Under the terms of the offer, NewVoiceMedia shareholders received cash in the amount of approximately $341 million as well as transactions costs incurred by NewVoiceMedia which were paid by the Company of approximately $9 million on the date of the acquisition.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The table below summarizes the NewVoiceMedia assets acquired and liabilities assumed as of October 31, 2018:

	Preliminary Acquisition Date Fair Value as of December 31, 2018	Measurement period adjustments	Revised Preliminary Acquisition Date Fair Value
Assets
Cash and cash equivalents	$1,994		$1,994
Accounts receivable	13,747	(1,448)	12,299
Other current assets	3,907		3,907
Property and equipment	3,474		3,474
Intangible assets	154,300		154,300
Other assets	378		378
Total assets acquired	177,800	(1,448)	176,352

Liabilities
Accounts payable	4,712		4,712
Accrued expenses	4,145		4,145
Deferred tax liabilities	7,756		7,756
Deferred revenue	22,000	800	22,800
Total liabilities assumed	38,613	800	39,413

Net identifiable assets acquired	139,187	(2,248)	136,939
Goodwill	210,992	2,248	213,240
Total purchase price	$350,179	$—	$350,179

The Company recorded goodwill of $213,240 which is attributable to the Business segment and is not deductible for tax purposes. The factors that resulted in goodwill arising from the acquisition include the revenues and synergies anticipated with the ability to provide a contact center solution to our existing suite of cloud communication services along with a skilled workforce proficient in API development. In addition, the Company incurred and expensed acquisition related transaction costs included in general and administrative expense related to the acquisition of NewVoiceMedia of $311 for the nine months ended September 30, 2019.

Supplemental Pro Forma Information (unaudited)
The following supplemental pro forma information represents the results of operations if Vonage had acquired NewVoiceMedia on January 1, 2018.

Nine Months Ended
September 30, 2018
Revenue	$827,152
Net income	(10,450)
Earnings per share - basic	$(0.04)
Earnings per share - diluted	$(0.04)

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
Supplemental Pro Forma Information
The following supplemental pro forma information represents the results of operations as if Vonage had acquired TokBox on January 1, 2018.

Nine Months Ended
September 30, 2018
Revenue	$780,846
Net income	27,601
Earnings per share - basic	$0.12
Earnings per share - diluted	$0.11

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
Goodwill
The Company's goodwill is derived primarily from the acquisitions of Vocalocity, Telesphere, iCore, Simple Signal, Nexmo, TokBox, and NewVoiceMedia which are included in the Company's Business segment. The following table provides a summary of the changes in the carrying amounts of goodwill:

Balance at December 31, 2018	$598,499
Increase in goodwill related to measurement period adjustments to initial acquisition accounting of NewVoiceMedia	2,248
Foreign currency translation adjustment	(10,824)
Balance at September 30, 2019	$589,923

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 5.    Earnings Per Share
The following table sets forth the computation for basic and diluted (loss)/earnings per share for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator
Net (loss) income	$(21,097)	$9,588	$(17,107)	$42,671
Denominator
Basic weighted average common shares outstanding	242,336	239,303	241,786	236,775
Dilutive effect of stock options and restricted stock units	—	10,213	—	12,005
Diluted weighted average common shares outstanding	242,336	249,516	241,786	248,780
Basic (loss) earnings per share
Basic (loss) earnings per share	$(0.09)	$0.04	$(0.07)	$0.18
Diluted (loss) earnings per share
Diluted (loss) earnings per share	$(0.09)	$0.04	$(0.07)	$0.17

For the three and nine months ended September 30, 2019 and 2018, the following were excluded from the calculation of diluted (loss)/earnings per common share because of their anti-dilutive effects:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Restricted stock units	10,616	3,368	10,616	2,200
Stock options	5,087	1,637	5,087	1,013
	15,703	5,005	15,703	3,213

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

Note 6. Income Taxes

The income tax consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
(Loss) income before income taxes	$(2,849)	$12,158	$(22,234)	$37,027
Income tax (expense) benefit	(18,248)	(2,570)	5,127	5,644
Effective tax rate	(640.5)%	21.1%	23.1%	(15.2)%

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Typically, the Company has calculated its provision for income taxes during its interim reporting periods by applying an estimate of the annual effective tax rate for the full year "ordinary" income or loss for the respective reporting period. For the nine months ended September 30, 2019, the Company has computed its provision for income taxes under the discrete method which allows the Company to calculate its tax provision based upon the actual effective tax rate for the year-to-date. The discrete method was determined to be appropriate method for estimating its tax provision for the nine months ended September 30, 2019 as it provides a reliable estimate as opposed to changes in estimated "ordinary" income or loss which would have resulted in significant fluctuations when estimating the annual effective tax rate.
For the three and nine months ended September 30, 2019, our effective tax rate was different than the statutory rate primarily due to a discrete period tax benefit of $544 and $6,697, respectively, which were recognized related to excess tax benefits on equity compensation. In addition, the Company’s actual effective tax rate for the current year has reduced the expected annual benefit as a result of permanent adjustments related to limitations on executive compensation deductibility and inclusion of income in the U.S. due to foreign disregarded entities.
For the three and nine months ended September 30, 2018, the Company recognized income tax equal to pre-tax income multiplied by our annual effective income tax rate. In addition, adjustments were recorded for discrete period items and changes to our state effective tax rate which can cause the rate to fluctuate from quarter to quarter.
For the nine months ended September 30, 2018, our effective tax rate was different than the statutory rate due to a permanent adjustment of $5,312 related to the new Global Intangible Low-Taxed Income ("GILTI") tax rules that were enacted as part of tax reform enacted in December 2017. In addition, the Company recorded a discrete period tax benefit of $1,912 and $19,228 during the three and nine months ended September 30, 2018, respectively, which was recognized related to excess tax benefits on equity compensation.
Uncertain Tax Positions
The Company had uncertain tax benefits of $1,203 and $1,107 as of September 30, 2019 and December 31, 2018, respectively. The Company recognizes interest and penalties related to uncertain tax benefits in income tax expense. The Company incurred interest expense or penalties of $149 for both the three and nine months ended September 30, 2019, respectively, and the Company did not incur any interest expense penalties during the three and nine months ended September 30, 2018. The following table reconciles the total amounts of uncertain tax benefits:

	September 30, 2019	December 31, 2018
Balance as of January 1	$1,107	$1,086
Increase due to current year positions	—	1,107
Increase (decrease) due to prior year positions	154	(1,086)
Decrease due to settlements and payments	(86)	—
Increase due to foreign currency fluctuation	28	—
Uncertain tax benefits as of the end of the period	$1,203	$1,107

Net Operating Loss Carry Forwards ("NOLs")
As of September 30, 2019, the Company has U.S. Federal and state NOL carryforwards of $578,522 and $245,403, respectively, which expire at various times through 2037. In addition, we have NOLs for United Kingdom tax purposes of $162,535 with no expiration date.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 7.    Long-Term Debt
This footnote should be read in conjunction with the complete description of our financing arrangements under Note 7, Long-Term Debt and Revolving Credit Facility, to our Annual Report on Form 10-K for the year ended December 31, 2018.
The following table summarizes the Company's long-term debt as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Term note payable - due 2023	$—	95,000
Revolving credit facility - due 2023	235,500	425,000
Convertible senior notes - due 2024	345,000	—
Long-term debt including current maturities	580,500	520,000
Less current maturities	—	10,000
Less unamortized discount	64,229	—
Less debt issuance costs	7,506	772
Total long-term debt	$508,765	$509,228

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
During the three months ended September 30, 2019, the conditions allowing holders of the Convertible Senior Notes to convert were not met.

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
The net carrying amount of the liability component of the Convertible Senior Notes was as follows:

September 30, 2019
Principal	$345,000
Unamortized discount	(64,229)
Unamortized issuance cost	(7,506)
Net carrying amount	$273,265

The net carrying amount of the equity component of the Convertible Senior Notes was as follows:

September 30, 2019
Proceeds allocated to the conversion option (debt discount)	$67,664
Issuance cost	(1,944)
Income tax expense	(15,597)
Net carrying amount	$50,123

The following table sets forth the interest expense recognized related to the Convertible Senior Notes:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Contractual interest expense	1,543	$1,819
Amortization of debt discount	2,948	3,435
Amortization of debt issuance costs	391	465
Total interest expense related to the Convertible Senior Notes	4,882	$5,719

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

In connection with the pricing of the Convertible Senior Notes and subsequently in connection with the exercise of the initial purchaser's option to purchase additional notes, the Company entered into privately negotiated capped call transactions with certain counterparties (the "Capped Calls"). The Capped Calls each have a strike price of $16.72 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Convertible Senior Notes. The Capped Calls have initial cap prices of $23.46 per share, subject to certain adjustments. The Capped Calls are expected generally to reduce potential dilution to the Company's common stock upon any conversion of notes and/or offset any cash payments the Company is required to make in excess of the aggregate principal amount of converted notes, as the case may be, with such reduction and/or offset subject to a cap. The initial cap price of the Capped Call transactions was $23.46. The net cost of $28,325 incurred to purchase the Capped Calls and related income tax benefit of $6,772 was recorded as a reduction to additional paid-in capital on the Company's consolidated balance sheet and are not accounted for as derivatives.
Concurrently with the issuance of the Convertible Senior Notes, the Company’s board of directors approved the repurchase of an aggregate of 852,515, or $10,000, of shares of the Company’s outstanding common stock in privately negotiated transactions at a price of $11.73 per share, which was equal to the closing price per share of the Company’s common stock on June 11, 2019, the date of the pricing of the offering of the Convertible Senior Notes. The share repurchase was recorded to treasury stock on the Company's consolidated balance sheet.
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
During the third quarter of 2018, the Company used $232,000 of the proceeds available under our 2018 Credit Facility plus cash on hand to retire all of the debt outstanding under our 2016 Credit Facility and to cover transaction fees and expenses. Total transaction fees and expense incurred were $3,376, of which $474 was allocated to the term note and $2,813 was allocated to the revolving credit facility which will be amortized over the term of 2018 Credit Facility. The remaining $89 of transaction fees and expenses were expensed during the year ended December 31, 2018. The Company recognized a loss on extinguishment of debt of $14 which primarily consisted of the write off of previously deferred financing costs partially offset by the realization of a portion of gains associated with the interest rate swaps included in accumulated other comprehensive income during the year ended December 31, 2018. Remaining proceeds available from the undrawn revolving credit facility under our 2018 Credit Facility will be used for general corporate purposes and to fund potential additional acquisitions.
During the nine months ended September 30, 2019, we repaid $323.5 million under the revolving credit facility, $95 million under the 2018 term note, and borrowed $134 million under the revolving credit facility. In addition, the effective interest rate was 4.81% as of September 30, 2019.
During the nine months ended September 30, 2018 , we made mandatory repayments of $2.5 million under the 2018 term note and made discretionary repayments of $18 million under the 2018 revolving credit facility.
As of September 30, 2019, we were in compliance with all covenants, including financial covenants, for the 2018 Credit Facility.
2016 Financing
During the nine months ended September 30, 2018, we made mandatory repayments of $9.4 million under the term note and made discretionary repayments of $35.0 million under the revolving credit facility and borrowed $40.0 million under the revolving credit facility.

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
As of September 30, 2019 and December 31, 2018, the fair market value of the swaps was $106 and $1,859, respectively, which is included in other assets on our condensed consolidated balance sheet. The following table summarizes the effects of ASC 815 on the Company's accumulated OCI balance attributable to cash flow derivatives:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Accumulated OCI beginning balance	$(506)	$1,973	$975	$965
Reclassified from accumulated OCI to income:
Due to reclassification of previously deferred gain	(133)	(336)	(398)	(336)
Change in fair value of cash flow hedge accounting contracts, net of tax	(174)	866	(1,390)	1,874
Accumulated OCI ending balance, net of tax benefit of $29 and $34, respectively	$(813)	$2,503	$(813)	$2,503
Gains expected to be reclassified from accumulated OCI during the next 12 months	$531	$531	$531	$531

Note 8.  Leases

The Company entered into various operating lease agreements for certain of our existing office and telecommunications co-location space as well as operating leases for certain equipment. The operating leases expire at various times through 2026, some of which provide the Company options to extend the leases for terms up to 5 years beyond the original term.

During the three and nine months ended September 30, 2019, the Company incurred operating lease expense of $3,529 and $11,196, respectively, related to its operating leases. Additionally, the remaining weighted average lease term for our operating leases was 6.99 years and the weighted average discount rate utilized to measure the Company's operating leases was 5.18% as of September 30, 2019.

Supplemental cash flow related to the Company's operating leases is as follows:

Nine Months Ended
September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,753

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$7,718

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Maturities of lease liabilities as of September 30, 2019 are as follows:

2019 (excluding the nine months ended September 30, 2019)	$3,926
2020	14,952
2021	11,495
2022	7,580
2023	7,196
Thereafter	27,770
Total lease payments	72,919
Less imputed interest	(11,787)
Total	$61,132

Minimal rental commitments under non-cancelable operating leases in effect as of December 31, 2018 were as follows (as calculated under ASC 840, Leases):

2019	$17,204
2020	14,209
2021	10,378
2022	8,206
2023	8,154
Thereafter	9,908
Total minimum payments required	$68,059

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 9.    Common Stock
As of September 30, 2019 and December 31, 2018, the Company had 596,950 shares of common stock authorized and had 23,448 shares available for grants under our share-based compensation programs as of September 30, 2019. For a detailed description of our share-based compensation programs refer to Note 10, Employee Stock Benefit Plans in our Annual Report on Form 10-K for the year ended December 31, 2018. The following table reflects the changes in the Company's common stock issued and outstanding:

For the Three Months Ended
(in thousands)	Issued	Treasury	Outstanding
Balance at June 30, 2018	308,569	(69,751)	238,818
Shares issued under the 2015 Equity Incentive Plan	893	—	893
Employee taxes paid on withholding shares	—	(188)	(188)
Balance at September 30, 2018	309,462	(69,939)	239,523

Balance at June 30, 2019	314,725	(72,757)	241,968
Shares issued under the 2015 Equity Incentive Plan	465	—	465
Employee taxes paid on withholding shares	—	(113)	(113)
Assets acquisition	240	—	240
Common stock repurchases (Note 7)	—		—
Balance at September 30, 2019	315,430	(72,870)	242,560

For the Nine Months Ended
(in thousands)	Issued	Treasury	Outstanding
Balance at December 31, 2017	298,174	(67,235)	230,939
Shares issued under the 2015 Equity Incentive Plan	11,288	—	11,288
Employee taxes paid on withholding shares	—	(2,704)	(2,704)
Balance at September 30, 2018	309,462	(69,939)	239,523

Balance at December 31, 2018	309,736	(69,993)	239,743
Shares issued under the 2015 Equity Incentive Plan	5,454	—	5,454
Employee taxes paid on withholding shares	—	(2,024)	(2,024)
Assets acquisition	240	—	240
Common stock repurchases (Note 7)	—	(853)	(853)
Balance at September 30, 2019	315,430	(72,870)	242,560

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
State and Municipal Taxes
In accordance with generally accepted accounting principles, we make a provision for a liability for taxes when it is both probable that a liability has been incurred and the amount of the liability or range of liability can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. From time to time, we have received inquiries from a number of states and local taxing agencies with respect to the remittance of sales, use, telecommunications, and excise taxes. Several jurisdictions are currently conducting tax audits of the Company's records. While the Company collects or has accrued for taxes that it believes are required to be remitted, it has reviewed its positions in those various jurisdictions as well as other regulatory fees and has established appropriate reserves. As such, we have established reserves of $4,547 and $3,302 as of September 30, 2019 and December 31, 2018, respectively, as our best estimate of the potential tax exposure for any retroactive assessment.

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

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Information about our segment results for the three and nine months ended September 30, 2019 were as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2019			September 30, 2019
	Business	Consumer	Total	Business	Consumer	Total
Revenues
Service revenues	$183,701	$83,981	$267,682	$523,060	$260,225	$783,285
Access and product revenues (1)	12,120	69	12,189	35,524	197	35,721
Service, access and product revenues	195,821	84,050	279,871	558,584	260,422	819,006
USF revenues	10,709	11,954	22,663	27,563	33,090	60,653
Total revenues	206,530	96,004	302,534	586,147	293,512	879,659

Cost of revenues
Service cost of revenues (2)	87,352	8,587	95,939	243,496	26,706	270,202
Access and product cost of revenues (1)	13,858	1,373	15,231	41,323	3,287	44,610
Service, access and product cost of revenues	101,210	9,960	111,170	284,819	29,993	314,812
USF cost of revenues	10,709	11,954	22,663	27,563	33,090	60,653
Total cost of revenues	111,919	21,914	133,833	312,382	63,083	375,465

Segment gross margin
Service margin	96,349	75,394	171,743	279,564	233,519	513,083
Access and product margin	(1,738)	(1,304)	(3,042)	(5,799)	(3,090)	(8,889)
Gross margin ex-USF (Service, access and product margin)	94,611	74,090	168,701	273,765	230,429	504,194
Segment gross margin	$94,611	$74,090	$168,701	$273,765	$230,429	$504,194

Segment gross margin %
Service margin %	52.4%	89.8%	64.2%	53.4%	89.7%	65.5%
Gross margin ex-USF (Service, access and product margin %)	48.3%	88.1%	60.3%	49.0%	88.5%	61.6%
Segment gross margin %	45.8%	77.2%	55.8%	46.7%	78.5%	57.3%

(1) Includes customer premise equipment, access, and shipping and handling.

(2) Excludes depreciation and amortization of $8,492 and $1,166 for the three months ended September 30, 2019 and $24,684 and $3,536 for nine months ended September 30, 2019, respectively.

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

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

A reconciliation of the total of the reportable segments' gross margin to consolidated income before income taxes is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Total reportable gross margin	$168,701	$157,180	$504,194	$459,857
Sales and marketing	83,628	74,380	274,513	229,201
Engineering and development	16,901	14,309	50,318	35,504
General and administrative	41,306	37,620	113,380	97,376
Depreciation and amortization	21,319	16,024	63,195	51,886
(Loss) Income from operations	5,547	14,847	2,788	45,890

Interest expense	(8,454)	(3,036)	(24,517)	(9,294)
Other (expense) income, net	58	347	(505)	431
(Loss) Income before income taxes benefit	$(2,849)	$12,158	$(22,234)	$37,027
Information about our operations by geographic location is as follows:

	September 30, 2019	December 31, 2018
Long-lived assets:
United States	$578,038	$596,820
United Kingdom	345,214	366,594
Israel	4,526	1,688
	$927,778	$965,102

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Key Operating Data

The table below includes key operating data that our management uses to measure the growth and operating performance of the Business segment:

Business	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Service revenue per customer	$451	$362	$435	$345
Business revenue churn	1.0%	1.1%	1.1%	1.2%
Service Revenue per Customer. Service revenues per customer for a particular period is calculated by dividing the average monthly service revenues for the period by the average number of customers over the number of months in the period. The average number of customers is the number of customers on the first day of the period, plus the number of customers on the last day of the period, divided by two. Service revenues excludes revenues from trading and auction customers. Service revenue per customer increased from $362 for the three months ended September 30, 2018 to $451 for the three months ended September 30, 2019 and increased from $345 for the nine months ended September 30, 2018 to $435 for the nine months ended September 30, 2019 primarily driven by the Company's successful efforts to attract larger business customers and to expand services provided to our existing business customers along with the acquisition of NewVoiceMedia and TokBox during the second half of 2018.
Business Revenue Churn. Business revenue churn is calculated by dividing the revenue from customers or customer locations that have been confirmed to be foregone during a period by the simple average of the total revenue from all customers in that period. Revenue for purposes of determining Business revenue churn is service revenue excluding revenue from our trading and auction customers, and usage in excess of a customer’s contracted service plan, regulatory fees charged to customers, and credits. The simple average of total revenue from all customers during the period is the total revenue as defined herein on the first day of the period, plus the total revenue as defined herein on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first month after activation. Other companies may calculate business revenue churn differently, and their business revenue churn data may not be directly comparable to ours. Business revenue churn decreased from 1.1% for the three months ended September 30, 2018 to 1.0% for the three months ended September 30, 2019, and from 1.2% for the nine months ended September 30, 2018 to 1.1% for the nine months ended September 30, 2019, respectively.  Our revenue churn may fluctuate over time due to economic conditions, seasonality in certain customer's operations, loss of customers who are acquired, and competitive pressures including promotional pricing. We are continuing to invest in our overall quality of service which includes customer care headcount and systems, billing systems, on-boarding processes and self-service options to ensure we scale our processes to our growth and continue to improve the overall customer experience.
The table below includes key operating data that our management uses to measure the growth and operating performance of the Consumer segment:

Consumer	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Average monthly revenues per subscriber line	$27.56	$26.30	$26.91	$26.41
Subscriber lines (at period end)	1,136,112	1,341,662	1,136,112	1,341,662
Customer churn	1.8%	1.8%	1.8%	1.8%

Average Monthly Revenues per Subscriber Line. Average monthly revenues per subscriber line for a particular period is calculated by dividing our revenues for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. The simple average number of subscriber lines for the period is the number of subscriber lines on the first day of the period, plus the number of subscriber lines on the last day of the period, divided by two. Our average monthly revenues per subscriber line increased from $26.30 for the three months ended September 30, 2018 to $27.56 for the three months ended September 30, 2019 and increased slightly from $26.41 for the nine months ended September 30, 2018 to $26.91 for the nine months ended September 30, 2019 due primarily to the Company's ability to retain its more tenured customers.
Subscriber Lines. Our subscriber lines include, as of a particular date, all paid subscriber lines from which a customer can make an outbound telephone call on that date. Our subscriber lines include fax lines, including fax lines bundled with subscriber lines in our small office home office calling plans and soft phones, but do not include our virtual phone numbers and toll free numbers, which only allow inbound telephone calls to customers. Subscriber lines decreased from 1,341,662 as of September 30, 2018 to 1,136,112 as of September 30, 2019, reflecting planned actions to enhance the profitability of the assisted sales channel by eliminating lower performing locations and restructuring the pricing offers, and to shift investment to our business market.
Customer Churn. Customer churn is calculated by dividing the number of customers that have terminated during a period by the simple average of number of customers in a given period. The simple average number of customers during the period is the number of customers on the first day of the period, plus the number of customers on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first month after activation. Other companies may calculate customer churn differently, and their customer churn data may not be directly comparable to ours. Customer churn remained at 1.8% for the three and nine months ended September 30, 2018 and 2019, respectively. We monitor customer churn on a daily basis and use it as an indicator of the level of customer satisfaction. Customers who have been with us for a year or more tend to have a lower churn rate than customers who have not. In addition, our customers who are international callers generally churn at a lower rate than customers who are domestic callers. Our customer churn will fluctuate over time due to economic conditions, competitive pressures including promotional pricing targeting international long distance callers, marketplace perception of our services, and our ability to provide high quality customer care and network quality and add future innovative products and services. See the discussion below for detail regarding churn impacting our business customers.

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

Results of Operations
The following table sets forth, as a percentage of total revenues, our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Total revenues	100%	100%	100%	100%

Operating Expenses:
Cost of revenues (exclusive of depreciation and amortization)	44	40	43	41
Sales and marketing	28	28	31	30
Engineering and development	5	6	6	4
General and administrative	14	14	13	12
Depreciation and amortization	7	6	7	7
Total operating expenses	98	94	100	94
Income from operations	2	6	—	6
Other Income (Expense):
Interest expense	(3)	(1)	(3)	(1)
Other income (expense), net	—	—	—	—
Total other income (expense), net	(3)	(1)	(3)	(1)
(Loss) income before income taxes	(1)	5	(3)	5
Income tax (expense) benefit	(6)	(1)	1	1
Net (loss) income	(7)%	4%	(2)%	6%

Management's Discussion of the Results of Operations for the Three and Nine Months Ended September 30, 2019 and 2018
The Company reported loss before income taxes of $2,849 for the three months ended September 30, 2019 and income before income taxes of $12,158 for the three months ended September 30, 2018, and loss before income taxes of $22,234 for the nine months ended September 30, 2019 and income before income taxes of $37,027 for the nine months ended September 30, 2018, respectively. The decrease was primarily driven by higher other operating expenses of $20,821 and $87,439 for the three and nine months ended September 30, 2019, respectively, as a result of the acquisitions of NewVoiceMedia in October 2018, and TokBox in August 2018 driven by increases in salary costs due to higher headcount, increases in sales and marketing expenses, and increases in depreciation and amortization expenses due to additional assets acquired. In addition, there were increases in engineering and development expenses in connection with the Company's continued transformation focused on innovation.
The Company reported net loss of $21,097 and net income of $9,588 for the three months ended September 30, 2019 and 2018, and net loss of $17,107 and net income of $42,671 for the nine months ended September 30, 2019 and 2018, respectively. The decrease in net (loss)/income for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 is mainly due to the aforementioned decrease in (loss)/income before income taxes and the increase in income tax expense of $15.678. The decrease in net income for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 is mainly due to the aforementioned decrease in (loss)/income before income taxes and the increase in income tax expense of $517.

We calculate gross margin as total revenues less cost of revenues, which primarily consists of fees that we pay to third parties on an ongoing basis in order to provide our services and costs incurred when a customer first subscribes to our service. The following table presents consolidated revenues, cost of revenues and the composition of gross margin for the three and nine months ended September 30, 2019 and 2018:

(in thousands, except percentages)	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2019	2018	Dollar Change	Percent Change	2019	2018	Dollar Change	Percent Change
Total revenues	$302,534	$261,531	$41,003	16%	$879,659	$774,979	$104,680	14%
Cost of revenues (1)	133,833	104,351	29,482	28%	375,465	315,122	60,343	19%
Gross margin	$168,701	$157,180	$11,521	7%	$504,194	$459,857	$44,337	10%
(1) Excludes depreciation and amortization of $9,658 and $6,386 for the three months ended September 30, 2019 and 2018, respectively and $28,220 and $19,046 for the nine months ended September 30, 2019 and 2018, respectively.
Total revenues and cost of revenues were impacted by the following trends and uncertainties:
Three Months Ended September 30, 2019 compared to Three Months Ended September 30, 2018
Total revenues increased 16% for the three months ended September 30, 2019 as compared to the prior year period. The increase is primarily due to the acquisition of NewVoiceMedia and TokBox in the second half of 2018 along with business customer growth driving an increase in revenues of $52,895, offset by declining consumer revenues of $11,892 in connection with the continued decline of Consumer subscriber lines. The Company continues to expect that the Consumer portion of the Company's overall business will become less significant as the Company reallocates resources to increase market share in its Business communications platforms.
Cost of revenues increased 28% for the three months ended September 30, 2019 as compared to the prior year period driven by increased costs incurred in servicing our Business customers of $29,933 due to the increase in customers and prior year acquisitions. This was partially offset by a decrease in costs in Consumer of $451 as subscriber lines continues to decline resulting in lower international and long-distance termination costs.
Nine Months Ended September 30, 2019 compared to Nine Months Ended September 30, 2018
Total revenues increased 14% for the nine months ended September 30, 2019 as compared to the prior year period. The increase is primarily due to the acquisition of NewVoiceMedia and TokBox in the second half of 2018 along with business customer growth driving an increase in revenues of $148,002, offset by declining consumer revenues of $43,322 in connection with the continued decline of Consumer subscriber lines. The Company continues to expect that the Consumer portion of the Company's overall business will become less significant as the Company reallocates resources to increase market share in its Business communications platforms.
Cost of revenues increased 19% for the nine months ended September 30, 2019 as compared to the prior year period driven by increased costs incurred in servicing our Business customers of $73,401 due to the increase in customers and prior year acquisitions. This was partially offset by a decrease in costs in Consumer of $13,058 as subscriber lines continues to decline resulting in lower international and long-distance termination costs.

Business Gross Margin for the Three and Nine Months Ended September 30, 2019 and 2018

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2019	2018	Dollar Change	Percent Change	2019	2018	Dollar Change	Percent Change
Revenues
Service revenues	$183,701	$133,709	$49,992	37%	$523,060	$377,703	$145,357	38%
Access and product revenues(1)	12,120	12,427	(307)	(2)%	35,524	37,674	(2,150)	(6)%
Service, access and product revenues	195,821	146,136	49,685	34%	558,584	415,377	143,207	34%
USF revenues	10,709	7,499	3,210	43%	27,563	22,768	4,795	21%
Total revenues	206,530	153,635	52,895	34%	586,147	438,145	148,002	34%

Cost of revenues
Service cost of revenues (2)	87,352	59,600	27,752	47%	243,496	172,917	70,579	41%
Access and product cost of revenues (1)	13,858	14,887	(1,029)	(7)%	41,323	43,291	(1,968)	(5)%
Service, access and product cost of revenues	101,210	74,487	26,723	36%	284,819	216,208	68,611	32%
USF cost of revenues	10,709	7,499	3,210	43%	27,563	22,773	4,790	21%
Total cost of revenues	111,919	81,986	29,933	37%	312,382	238,981	73,401	31%

Segment gross margin
Service margin	96,349	74,109	22,240	30%	279,564	204,786	74,778	37%
Gross margin ex-USF (Service, access and product margin)	94,611	71,649	22,962	32%	273,765	199,169	74,596	37%
Segment gross margin	$94,611	$71,649	$22,962	32%	$273,765	$199,164	$74,601	37%

Segment gross Margin %
Service margin %	52.4%	55.4%	53.4%	54.2%
Gross margin ex-USF (Service, access and product margin) %	48.3%	49.0%	49.0%	47.9%
Segment gross margin %	45.8%	46.6%	46.7%	45.5%

(1)	Includes customer premise equipment, access, and shipping and handling.

(2)
Excludes depreciation and amortization of $8,492 and $5,141 for the three months ended September 30, 2019 and 2018, respectively and $24,684 and $15,092 for the nine months ended September 30, 2019 and 2018.

Three Months Ended September 30, 2019 compared to Three Months Ended September 30, 2018
The following table describes the increase in business gross margin for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018:

(in thousands)
Service gross margin excluding the impact of the acquisitions increased 10% primarily due to overall growth in our Business customer base of 7% as compared to the prior year quarter	$7,158
Service gross margin also increased due to acquisitions of TokBox on August 1, 2018 and NewVoiceMedia on October 31, 2018, respectively	15,082
Access and product gross margin decreased due to higher costs providing access services to Business customers during the current quarter	722
Increase in segment gross margin	$22,962
Business service gross margin percentage decreased to 52.4% for the three months ended September 30, 2019 from 55.4% for the three months ended September 30, 2018. The decrease in business service gross margin percentage is a result of a greater proportion of lower margin services across our Business segment during the quarter ended September 30, 2019 as compared to the same period in the prior quarter. Our gross margin percentage may continue to be impacted by changes in the mix of service offerings provided to our customers across our Business segment.
Nine Months Ended September 30, 2019 compared to Nine Months Ended September 30, 2018
The following table describes the increase in business gross margin for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018:

(in thousands)
Service gross margin excluding the impact of the acquisitions increased 15% primarily due to overall growth in our Business customer base of 7% as compared to the prior year quarter	$29,738
Service gross margin also increased due to acquisitions of TokBox on August 1, 2018 and NewVoiceMedia on October 31, 2018, respectively	45,040
Access and product gross margin decreased due to higher costs providing access services to Business customers during the current quarter	(182)
USF gross margin increased mainly due to payment during the first quarter of 2018 for USF fees not collected in 2017	5
Increase in segment gross margin	$74,601
Business service gross margin percentage decreased to 53.4% for the nine months ended September 30, 2019 from 54.2% for the nine months ended September 30, 2018. The increase in business service gross margin percentage is a result of the acquisition of NewVoiceMedia along with the sale of a greater proportion of higher margin services across our Business segment for the nine months ended September 30, 2019 as compared to the same period in the prior quarter. Our gross margin percentage may continue to be impacted by changes in the mix of service offerings provided to our customers across our Business segment.

Consumer Gross Margin for the Three and Nine Months Ended September 30, 2019 and 2018

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2019	2018	Dollar Change	Percent Change	2019	2018	Dollar Change	Percent Change
Revenues
Service revenues	$83,981	$97,093	$(13,112)	(14)%	$260,225	$301,954	$(41,729)	(14)%
Access and product revenues(1)	69	92	(23)	(25)%	197	472	(275)	(58)%
Service, access and product revenues	84,050	97,185	(13,135)	(14)%	260,422	302,426	(42,004)	(14)%
USF revenues	11,954	10,711	1,243	12%	33,090	34,408	(1,318)	(4)%
Total revenues	96,004	107,896	(11,892)	(11)%	293,512	336,834	(43,322)	(13)%

Cost of revenues
Service cost of revenues (2)	8,587	10,661	(2,074)	(19)%	26,706	37,050	(10,344)	(28)%
Access and product cost of revenues (1)	1,373	993	380	38%	3,287	4,657	(1,370)	(29)%
Service, access and product cost of revenues	9,960	11,654	(1,694)	(15)%	29,993	41,707	(11,714)	(28)%
USF cost of revenues	11,954	10,711	1,243	12%	33,090	34,434	(1,344)	(4)%
Total cost of revenues	21,914	22,365	(451)	(2)%	63,083	76,141	(13,058)	(17)%

Segment gross margin
Service margin	75,394	86,432	(11,038)	(13)%	233,519	264,904	(31,385)	(12)%
Gross margin ex-USF (Service, access and product margin)	74,090	85,531	(11,441)	(13)%	230,429	260,719	(30,290)	(12)%
Segment gross margin	$74,090	$85,531	$(11,441)	(13)%	$230,429	$260,693	$(30,264)	(12)%

Segment gross Margin %
Service margin %	89.8%	89.0%	89.7%	87.7%
Gross margin ex-USF (Service, access and product margin) %	88.1%	88.0%	88.5%	86.2%
Segment gross margin %	77.2%	79.3%	78.5%	77.4%

(1)	Includes customer premise equipment and shipping and handling.

(2)
Excludes depreciation and amortization of $1,166 and $1,245 for the three months ended September 30, 2019 and 2018, respectively and $3,536 and $3,954 for the nine months ended September 30, 2019 and 2018.

Three Months Ended September 30, 2019 compared to Three Months Ended September 30, 2018
The following table describes the decrease in consumer gross margin for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018:

(in thousands)
Service gross margin decreased primarily due to a decrease in subscriber lines of 15% resulting in lower gross margin of $11,694 as we have reallocated resources focused on attracting Business customers. This was offset by a slight increase in average revenue per customer and lower overall costs incurred by the Consumer segment resulting in increased gross margin of $656	$(11,038)
Access and product gross margin increased 45% primarily due lower equipment costs associated with sales to customers during the current quarter	(403)
Decrease in segment gross margin	$(11,441)
Consumer service gross margin percentage increased to 89.8% for the three months ended September 30, 2019 from 89.0% for the three months ended September 30, 2018 due to lower international and domestic termination rates and the allocation of certain shared network costs to Business as that revenue becomes a greater proportion of the whole. The increase in Consumer service margin percentage is also driven by overall lower costs attributed to consumer services as the Company shifts resources towards attracting more profitable Business customers.
Nine Months Ended September 30, 2019 compared to Nine Months Ended September 30, 2018
The following table describes the decrease in consumer gross margin for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018:

(in thousands)
Service gross margin decreased primarily due to a decrease in subscriber lines of 15% resulting in lower gross margin of $32,108 as we have reallocated resources focused on attracting Business customers. This was offset by a slight increase in average revenue per customer and lower overall costs incurred by the Consumer segment resulting in increased gross margin of $723	$(31,385)
Access and product gross margin increased 26% primarily due lower equipment costs associated with sales to customers during the current quarter	1,095
USF gross margin increased mainly due to payment during the first quarter of 2018 for USF fees not collected in 2017	26
Decrease in segment gross margin	$(30,264)
Consumer service gross margin percentage increased to 89.7% for the nine months ended September 30, 2019 from 87.7% for the nine months ended September 30, 2018 due to lower international and domestic termination rates and the allocation of certain shared network costs to Business as that revenue becomes a greater proportion of the whole. The increase in Consumer service margin percentage is also driven by overall lower costs attributed to consumer services as the Company shifts resources towards attracting more profitable Business customers.

Other Operating Expenses

The following table presents our other operating costs during the three and nine months ended September 30, 2019 and 2018, respectively:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2019	2018	Dollar Change	Percent Change	2019	2018	Dollar Change	Percent Change
Sales and marketing	$83,628	$74,380	$9,248	12%	$274,513	$229,201	$45,312	20%
Engineering and development	16,901	14,309	2,592	18%	50,318	35,504	14,814	42%
General and administrative	41,306	37,620	3,686	10%	113,380	97,376	16,004	16%
Depreciation and amortization	21,319	16,024	5,295	33%	63,195	51,886	11,309	22%
Total other operating expenses	$163,154	$142,333	$20,821	15%	$501,406	$413,967	$87,439	21%
Three Months Ended September 30, 2019 compared to Three Months Ended September 30, 2018

Total other operating expenses increased by $20,821 as compared to the three months ended September 30, 2018 due to the following:

•
Sales and marketing expense increased by $9,248, primarily due to additional costs from TokBox and NewVoiceMedia which were acquired in August 2018 and October 2018, respectively. Additionally, sales and marketing costs were impacted by increased spending in the current year related to media marketing initiatives, expansion of the Company's sales force and the attendance at certain conferences which were not attended in the previous year.

•
Engineering and development expense increased by $2,592, in connection with the Company's continued transformation focus on innovation especially in regards to developing further functionality related to its proprietary platform in order to support customers through the mid-market and enterprise sector.

•	General and administrative expense increased by $3,686, primarily due to higher personnel costs driven by the increase in headcount following the acquisition of TokBox and NewVoiceMedia.

•	Depreciation and amortization expense increased by $5,295 primarily due to the amortization of acquired intangible assets related to TokBox and NewVoiceMedia.

Nine Months Ended September 30, 2019 compared to Nine Months Ended September 30, 2018

Total other operating expenses increased by $87,439 as compared to the nine months ended September 30, 2018 due to the following:

•
Sales and marketing expense increased by $45,312, primarily due to additional costs from TokBox and NewVoiceMedia which were acquired in August 2018 and October 2018, respectively. Additionally, sales and marketing costs were impacted by increased spending in the current year related to media marketing initiatives, expansion of the Company's sales force, and the attendance at certain conferences which were not attended in the previous year.

•
Engineering and development expense increased by $14,814, in connection with the Company's continued transformation focus on innovation especially in regards to developing further functionality related to its proprietary platform in order to support customers through the mid-market and enterprise sector.

•	General and administrative expense increased by $16,004, primarily due to higher personnel costs driven by the increase in headcount following the acquisition of TokBox and NewVoiceMedia.

•	Depreciation and amortization expense increased by $11,309 primarily due to the amortization of acquired intangible assets related to TokBox and NewVoiceMedia.

Other Income (Expense)

(in thousands, except percentages)	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2019	2018	Dollar Change	Percent Change	2019	2018	Dollar Change	Percent Change
Interest expense	$(8,454)	$(3,036)	$5,418	178%	$(24,517)	$(9,294)	$15,223	164%
Other income (expense), net	58	347	—	—%	(505)	431	(936)	(217)%
	$(8,396)	$(2,689)	$(5,707)		$(25,022)	$(8,863)	$(16,159)
Three Months Ended September 30, 2019 compared to Three Months Ended September 30, 2018
Interest expense. The increase in interest expense of $5,418, or 178%, was mainly due to interest expense associated with the Convertible Senior Note issued in June 2019 offset by lower principal balances on our 2018 Credit Facility.
Nine Months Ended September 30, 2019 compared to Nine Months Ended September 30, 2018
Interest expense. The increase in interest expense of $15,223, or 164%, was mainly due to interest expense associated with the Convertible Senior Note issued in June 2019 along with higher interest costs on the Company's 2018 Credit Facility due to higher outstanding debt during the first half of the current year.
Income Taxes

(in thousands, except percentages)	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2019	2018	Dollar Change	Percent Change	2019	2018	Dollar Change	Percent Change
Income tax (expense) benefit	$(18,248)	$(2,570)	$(15,678)	(610)%	$5,127	$5,644	$(517)	(9)%
Effective tax rate	(641)%	21%			23%	(15)%
Typically, the Company has calculated its provision for income taxes during its interim reporting periods by applying an estimate of the annual effective tax rate for the full year "ordinary" income or loss for the respective reporting period. For the nine months ended September 30, 2019, the Company has computed its provision for income taxes under the discrete method which allows the Company to calculate its tax provision based upon the actual effective tax rate for the year-to-date. In addition, adjustments are recorded for discrete period items and changes to our state effective tax rate which can cause the rate to fluctuate from quarter to quarter.
Three Months Ended September 30, 2019 compared to Three Months Ended September 30, 2018
During the three months ended September 30, 2019, the income tax expense includes a discrete tax benefit related to excess tax benefits on equity compensation along with permanent adjustments related to executive compensation deductibility. In addition, the Company’s actual effective tax rate for the current year has reduced the expected annual benefit as a result of permanent adjustments related to limitations on executive compensation deductibility and inclusion of income in the U.S. due to foreign disregarded entities.
During the three months ended September 30, 2018, we recognized an additional discrete period tax benefit of $1,912 related to excess tax benefits on equity compensation recognized during the quarter.
Nine Months Ended September 30, 2019 compared to Nine Months Ended September 30, 2018
During the nine months ended September 30, 2019, the income tax benefit includes a discrete tax benefit of $6,697 related to excess tax benefits on equity compensation along with permanent adjustments related to executive compensation deductibility. Additionally, the Company’ actual effective tax rate for the year has reduced the expected annual benefit as a result of permanent adjustments related to limitations on executive compensation deductibility and inclusion of income in the U.S. due to foreign disregarded entities.
During the nine months ended September 30, 2018, we recognized a discrete period tax benefit of $19,228 related to excess tax benefits on equity compensation recognized during the nine months ended September 31, 2018.

Liquidity and Capital Resources

Overview
For the nine months ended September 30, 2019, we had lower net cash from operations compared to the prior year quarter mainly due to lower net income. We expect to continue to balance efforts to grow our revenue while consistently achieving operating profitability. To grow our revenue, we continue to make investments in growth initiatives, marketing, application development, network quality and expansion, and customer care. Although we believe we will achieve consistent profitability in the future, we ultimately may not be successful and we may not achieve consistent profitability. We believe that cash flow from operations and cash on hand will fund our operations for at least the next twelve months.
The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
(in thousands)	2019	2018	Dollar Change
Net cash provided by operating activities	$59,850	$94,463	$(34,613)
Net cash used in investing activities	(39,262)	(49,184)	9,922
Net cash used in financing activities	(6,234)	(50,130)	43,896
Effect of exchange rate changes on cash and cash equivalents	(663)	(757)	94

Operating Activities
Cash provided by operating activities decreased to $59,850 for the nine months ended September 30, 2019 from $94,463 for the nine months ended September 30, 2018, primarily due to a decrease in earnings as compared to the prior period due to the continued decline of the higher margin Consumer segment. Changes in working capital include changes in accounts receivable, inventory, prepaid and other assets, accounts payable, accrued and other liabilities, and deferred revenue and costs. Cash used for working capital requirements increased by $1,342 during the nine months ended September 30, 2019 compared to the prior year period primarily due to the timing of payments.
Investing Activities
Cash used in investing activities for the nine months ended September 30, 2019 of $39,262 was mainly attributable to the purchase of capital expenditures of $15,426, development of software assets of $20,836, and payments for acquired developed technology from Over.ai of $3,000.
Cash used in investing activities for the nine months ended September 30, 2018 of $49,184 was mainly attributable to cash used for the acquisition of TokBox on August 1, 2018 of $32,299. Additionally, the Company has incurred higher spending related to capital expenditures of $10,687 and development of software assets of $6,198 during the current year.

Financing Activities
Cash used in financing activities for the nine months ended September 30, 2019 of $6,234 was primarily attributable to $418,500 of repayments under the 2018 credit facility, $10,000 common stock repurchase as well as $28,325 payment for capped call transactions and costs in connection of the issuance of convertible senior notes, $20,372 in employee taxes paid on withholding shares and $9,715 related to payments for financing costs. offset by $345,000 in proceeds received from the issuance of convertible senior notes, $134,000 in proceeds received from draws on the 2018 credit facility, and $1,678 in proceeds received from the exercise of stock options.
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

Available Borrowings Under the 2018 Credit Facility
We maintain significant availability under our lines of credit to meet our short-term liquidity requirements. As of September 30, 2019, amounts available under the 2018 Credit Facility totaled $364.5 million.
State and Local Sales Taxes
We have contingent liabilities for state and local sales taxes. As of September 30, 2019, we had a reserve of $4,547. If our ultimate liability exceeds this amount, it could affect our liquidity unfavorably. However, we do not believe it will significantly impair our liquidity.
Capital Expenditures
Our capital expenditures for the nine months ended September 30, 2019 were $36,262, of which $20,836 was for software acquisition and development. The majority of these expenditures are comprised of investments in information technology and systems infrastructure, including an electronic data warehouse, online customer service, and customer management platforms. For 2019, we believe our capital and software expenditures will be $45,000 to $50,000.

Off-Balance Sheet Arrangements
Obligations under Certain Guarantee Contracts
We enter guarantee arrangements in the normal course of business to facilitate transactions with third parties. These arrangements include financial and performance guarantees, stand-by letters of credit, debt guarantees and indemnifications. As of September 30, 2019 and December 31, 2018 we had stand-by letters of credit totaling $1,526 and $1,516, respectively.

Contractual Obligations and Commitments
Except as set forth below and in Note 10. Commitments and Contingencies included in Part 1, Item 1 of this Form 10-Q, there were no significant changes in our commitments under contractual obligations as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
Contingencies
There has been and may be in the future substantial litigation in the areas in which we operate regarding alleged infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. We recognize a loss when it is both probable that a liability has been incurred and the amount of the loss or range of loss can be reasonably estimated. Such legal proceedings are inherently unpredictable and subject to further uncertainties. Should any of these estimates and assumptions change it is possible that the resolution of the matters described in Note 10, Commitments and Contingencies included in Part 1, Item 1 of this Form 10-Q could have a material adverse effect on our consolidated financial position, cash flows or results of operations.
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

We identify our most critical accounting policies as those that are the most pervasive and important to the portrayal of our financial position and results of operations, and those that require the most difficult, subjective or complex judgments by management regarding estimates. Our critical accounting policies include revenue recognition, valuation of goodwill and intangible assets, income taxes and capitalized software. Effective January 1, 2019, the Company adopted ASC Topic 842. Refer to Note 2, Summary of Significant Accounting Policies for changes to our critical accounting policy with respect to recognition of leasing arrangements as a result of the adoption. As of September 30, 2019, our goodwill is attributable to our Business operating segment. We perform our annual test of goodwill on October 1st. Additionally, we will assess our goodwill for impairment between annual tests when specific circumstances dictate.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
We are exposed to financial market risks, including changes in currency exchange rates and interest rates.
Foreign Exchange Risk
We sell our products and services primarily in the United States, Canada, the European Union, and Asia. A portion of our sales denominated in Euros, the Canadian Dollar, and the British Pound Sterling, which are affected by changes in currency exchange rates. Our financial results could be affected by changes in foreign currency exchange rates, although foreign exchange risks have not been material to our financial position or results of operations to date. Volatility in the British Pound Sterling exchange rate is expected to continue in the short term as the United Kingdom negotiates its exit from the European Union which has been extended through January 31, 2020. If the United Kingdom and the European Union are unable to reach an agreement and the United Kingdom exits the European Union without an agreement in place, it will likely create further short-term uncertainty and currency volatility. In the longer term, any impact from the United Kingdom exiting the European Union on the Company's operations will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations.
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
As of September 30, 2019, if the interest rate on our variable rate debt changed by 1% on our 2018 revolving credit facility, our annual debt service payment would change by approximately $850.
As of September 30, 2019, we had $345.0 million outstanding on our 1.75% convertible senior notes due 2024.  The Notes have 1.75% percent fixed annual interest rates and, therefore, our economic interest rate exposure on our Notes is fixed. However, the values of the Notes are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the Notes are affected by our stock price.  The fair value of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. Additionally, we carry the Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only.

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

VONAGE HOLDINGS CORP.

Dated:	November 6, 2019	By:	/s/ David T. Pearson
David T. Pearson Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)