Form 10-Q
period 2020-03-31
VONAGE HOLDINGS CORP
filed 2020-05-07
CIK 1272830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From __________  to __________
Commission File Number 001-32887
VONAGE HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Delaware					11-3547680
(State or other jurisdiction of incorporation or organization)					(IRS Employer Identification No.)

23 Main Street	Holmdel	,	NJ	,	07733
(Address of principal executive offices)					(Zip Code)
Registrant’s telephone number, including area code: (732) 528-2600
(Former name, former address and former fiscal year, if changed since last report): Not Applicable

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	VG	Nasdaq Global Select Market
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	May 1, 2020
Common Stock, par value $0.001	245,368,168	shares

VONAGE HOLDINGS CORP.

Financial Information Presentation
For the financial information discussed in this Quarterly Report on Form 10-Q, other than per share and per line amounts, dollar amounts are presented in thousands, except where noted.

GLOSSARY OF TERMS

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2018 Credit Facility	$100 million senior secured term loan and $500 million revolving facility due 2023
Convertible Senior Notes	$345 million aggregate principal amount of 1.75% convertible notes due 2024
API	Application Program Interfaces
API Platform Group	Comprised of CPaaS programmable communication solutions for business customers
Applications Group	Comprised of UCaaS and CCaaS communication solutions for business customers
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative GAAP
ASU	Accounting Standards Updates - updates to the ASC
CCaaS	Contact Center as a Service
CPaaS	Communications Platform as a Service
CRM	Customer Relationship Management
Exchange Act	The Securities Exchange Act of 1934, as amended
EPS	Earnings Per Share
FASB	Financial Accounting Standards Board
FCC	Federal Communications Commission
IP	Internet Protocol
LIBOR	London Inter-Bank Offered Rate
MPLS	Multi-Protocol Label Switching
NOLs	Net Operating Losses
SaaS	Software as a Service
SAB	Staff Accounting Bulletin
SD-WAN	Software-Defined Wide Area Network
SEC	U.S. Securities and Exchange Commission
SIP	Session Initiation Protocol
SMB	Small to medium-sized business
SMS	Short Message Service
UCaaS	Unified Communications as a Service
USF	Federal Universal Service Fund
VoIP	Voice over Internet Protocol

PART 1 - FINANCIAL INFORMATION
ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES
VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31, 2020	December 31, 2019
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$43,073	$23,620
Accounts receivable, net of allowance of $6,736 and $5,494, respectively	96,238	101,813
Inventory, net of allowance of $73 and $76, respectively	1,346	1,475
Deferred customer acquisition costs, current portion	14,971	13,834
Prepaid expenses	26,263	22,338
Other current assets	11,175	9,988
Total current assets	193,066	173,068
Property and equipment, net of accumulated depreciation of $111,169 and $109,646, respectively	43,144	48,371
Operating lease right-of-use assets	33,735	50,847
Goodwill	591,022	602,970
Software, net of accumulated amortization of $103,067 and $102,133, respectively	50,678	40,300
Deferred customer acquisition costs	58,891	55,148
Restricted cash	2,039	2,015
Intangible assets, net of accumulated amortization of $233,079 and $221,182, respectively	227,979	249,905
Deferred tax assets	106,262	108,347
Other assets	32,813	33,729
Total assets	$1,339,629	$1,364,700
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$32,789	$42,366
Accrued expenses	118,907	137,589
Deferred revenue, current portion	61,022	59,464
Operating lease liabilities, current portion	11,917	12,477
Total current liabilities	224,635	251,896
Indebtedness under revolving credit facility	265,500	220,500
Convertible senior notes, net	280,111	276,658
Operating lease liabilities	28,018	45,722
Other liabilities	2,652	2,862
Total liabilities	800,916	797,638
Commitments and Contingencies (Note 9)
Stockholders’ Equity:
Common stock, par value $0.001 per share; 596,950 shares authorized at March 31, 2020, and December 31, 2019	320	316
Additional paid-in capital	1,506,664	1,494,469
Accumulated deficit	(634,764)	(631,009)
Treasury stock, at cost	(318,791)	(306,043)
Accumulated other comprehensive (loss) income	(14,716)	9,329
Total stockholders’ equity	538,713	567,062
Total liabilities and stockholders’ equity	$1,339,629	$1,364,700

See accompanying notes to condensed consolidated financial statements.

VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019

Revenues:
Service, access and product revenues	$283,077	$260,110
USF revenues	14,380	19,431
Total revenues	297,457	279,541

Operating Expenses:
Service, access and product cost of revenues (excluding depreciation and amortization)	113,038	93,980
USF cost of revenues	14,380	19,431
Sales and marketing	85,621	95,523
Engineering and development	19,203	16,526
General and administrative	40,882	35,459
Depreciation and amortization	20,485	21,214
Total operating expenses	293,609	282,133
Income (loss) from operations	3,848	(2,592)
Other Income (Expense):
Interest expense	(8,082)	(7,576)
Other income (expense), net	229	(416)
Total other expense, net	(7,853)	(7,992)
Loss before income tax benefit	(4,005)	(10,584)
Income tax benefit	250	10,050
Net loss	$(3,755)	$(534)

Loss per common share:
Basic and diluted	$(0.02)	$—
Weighted-average common shares outstanding:
Basic and diluted	243,627	240,527

See accompanying notes to condensed consolidated financial statements.

VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) / INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019

Net loss	$(3,755)	$(534)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax (benefit) expense of ($470) and 433, respectively	(23,627)	5,208
Unrealized loss on derivatives, net of tax (benefit) expense of ($50) and $28, respectively	(418)	(687)
Total other comprehensive (loss) income	(24,045)	4,521
Comprehensive (loss) income	$(27,800)	$3,987

See accompanying notes to condensed consolidated financial statements.

VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(3,755)	$(534)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,331	6,656
Amortization of intangibles	14,154	14,558
Deferred income taxes	1,468	(10,283)
Amortization of deferred customer acquisition costs	3,661	2,530
Allowances for doubtful accounts and obsolete inventory	1,448	80
Amortization of financing costs and debt discount	3,656	270
Loss on disposal of property and equipment	741	514
Share-based expense	11,116	8,015
Changes in derivatives	(133)	(133)
Changes in operating assets and liabilities:
Accounts receivable	2,361	1,083
Inventory	127	179
Prepaid expenses and other current assets	(5,387)	170
Deferred customer acquisition costs	(9,042)	(7,459)
Accounts payable and accrued expenses	(25,459)	(10,793)
Deferred revenue	2,934	(312)
Other assets - deferred cloud computing implementation costs	(669)	(3,022)
Other assets and liabilities	(1,049)	1,231
Net cash provided by operating activities	2,503	2,750
Cash flows used in investing activities:
Capital expenditures	(2,887)	(5,277)
Purchase of intangible assets	(75)	—
Acquisition and development of software assets	(10,273)	(5,497)
Net cash used in investing activities	(13,235)	(10,774)
Cash flows provided by/(used in) financing activities:
Payments for short and long-term debt	—	(2,500)
Proceeds from issuance of long-term debt	45,000	41,500
Payments of debt issuance costs	—	(128)
Employee taxes paid on withholding shares	(12,656)	(18,566)
Proceeds from exercise of stock options	155	480
Net cash provided by financing activities	32,499	20,786
Effect of exchange rate changes on cash	(2,290)	260
Net increase in cash, cash equivalents, and restricted cash	19,477	13,022
Cash, cash equivalents, and restricted cash, beginning of period	25,635	7,104
Cash, cash equivalents, and restricted cash, end of period	$45,112	$20,126
Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$2,866	$6,929
Income taxes	$1,249	$148
Non-cash investing activities:
Acquisition of long-term assets included in accounts payable and accrued expenses	$2,119	$334

See accompanying notes to condensed consolidated financial statements.

VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2018	$310	$1,415,682	$(611,985)	$(275,009)	$6,770	$535,768
Cumulative effect adjustment upon the adoption of Topic 842			458			458
Stock option exercises	4	476				480
Share-based expense		8,015				8,015
Employee taxes paid on withholding shares				(18,566)		(18,566)
Foreign currency translation adjustment					5,208	5,208
Unrealized gain on derivatives					(687)	(687)
Net loss			(534)			(534)
Balance at March 31, 2019	$314	$1,424,173	$(612,061)	$(293,575)	$11,291	$530,142

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2019	$316	$1,494,469	$(631,009)	$(306,043)	$9,329	$567,062
Stock option exercises	4	151				155
Share-based expense		12,044				12,044
Employee taxes paid on withholding shares				(12,748)		(12,748)
Foreign currency translation adjustment					(23,627)	(23,627)
Unrealized loss on derivatives					(418)	(418)
Net loss			(3,755)			(3,755)
Balance at March 31, 2020	$320	$1,506,664	$(634,764)	$(318,791)	$(14,716)	$538,713

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
Customers in the United States represented 69% and 73% of our consolidated revenues for the three months ended March 31, 2020 and 2019, respectively, with the balance in Canada, the United Kingdom, China, Singapore, Netherlands, and other countries around the world.
Unaudited Interim Financial Information
The accompanying unaudited interim condensed consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the SEC's regulations for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the Company's financial position, results of operations, comprehensive income, cash flows, and stockholders’ equity for the periods presented. The results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year.
These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on February 21, 2020.
Use of Estimates
Our condensed consolidated financial statements and notes thereof are prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates, including uncertainty in the current economic environment due to the recent outbreak of the novel coronavirus COVID-19.

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
COVID-19 has created and may continue to create uncertainty in customer payments, reduced usage, and issuance of customer credits to distressed customers served by certain product lines. As of the date of our condensed consolidated financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates or judgments. However, these estimates may change as new events occur and additional information is obtained, which may result in changes being recognized in our condensed consolidated financial statements in future periods. In particular and in light of the COVID-19 pandemic, the assumptions and estimates associated with collectability assessment of revenue and credit losses of accounts receivable may have a material impact our consolidated financial statements in future periods, depending on the duration or degree of the impact of the COVID-19 pandemic on the global economy.
Reclassifications
Reclassifications have been made to our condensed consolidated financial statements for the prior year periods to conform to classifications used in the current year periods. The reclassifications did not affect results of operations or net assets.
Note 2.    Summary of Significant Accounting Policies
This footnote should be read in conjunction with the complete description of our significant accounting policies under Note 2, Summary of Significant Accounting Policies to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.
Service, Access, and Product Cost of Revenues
Service, access, and product cost of revenues excludes depreciation and amortization expense of $9,609 and $9,418 for the three months ended March 31, 2020 and 2019, respectively. In addition, costs of goods sold included in service, access, and product cost of revenues during the three months ended March 31, 2020 and 2019 were $3,676 and $5,628, respectively.
Sales and Marketing Expenses
We incurred advertising costs, which are included in sales and marketing, of $9,460 and $17,750 for the three months ended March 31, 2020 and 2019, respectively.
Fair Value of Financial Instruments
The Company records certain of its financial assets at fair value on a recurring basis. Certain of the Company's other financial instruments, which include cash and cash equivalents, restricted cash, accounts receivable and accounts payable, approximate fair value and are classified as Level 1 because of their short-term maturities. We believe the fair value of our 2018 Credit Facility at March 31, 2020 and December 31, 2019 was approximately the same as its carrying amount as market conditions, including available interest rates, credit spread relative to our credit rating, and illiquidity, remain relatively unchanged from the issuance date of our debt obligations for a similar debt instrument and are classified as Level 3 within the fair value hierarchy.

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
As of March 31, 2020 and December 31, 2019, the fair value of the 1.75% convertible senior notes due 2024 (the “Convertible Senior Notes”) was approximately $277,800 and $309,641, respectively. The fair value was determined based on the quoted price for the Convertible Senior Notes in an inactive market on the last trading day of the reporting period and is classified as Level 2 in the fair value hierarchy.
Supplemental Balance Sheet Information
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to amounts included in the consolidated statements of cash flows:

	As of March 31,		As of December 31
	2020	2019	2019	2018
Cash and cash equivalents	$43,073	$18,254	$23,620	$5,057
Restricted cash	2,039	1,872	2,015	2,047
Total cash, cash equivalents and restricted cash	$45,112	$20,126	$25,635	$7,104

Intangible assets, net

	March 31, 2020	December 31, 2019
Customer relationships	$144,956	$157,184
Developed technology	80,903	89,199
Patents and patent licenses	1,083	1,326
Trade names	1,037	2,196
Finite-lived intangible assets, net	$227,979	$249,905

Accrued expenses

	March 31, 2020	December 31, 2019
Compensation and related taxes and temporary labor	$24,258	$40,101
Marketing	17,507	15,294
Taxes and fees	14,846	22,922
Telecommunications	40,148	40,498
Interest	2,426	873
Customer credits	4,067	2,772
Professional fees	4,124	4,482
Inventory	708	871
Other accruals	10,823	9,776
Accrued expenses	$118,907	$137,589

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Goodwill
The Company's goodwill is derived primarily from the acquisitions of Vocalocity, Telesphere, iCore, Simple Signal, Nexmo, TokBox, and NewVoiceMedia which are included in the Company's Business segment. The following table provides a summary of the changes in the carrying amounts of goodwill:

Balance at December 31, 2019	$602,970
Foreign currency translation adjustment	(11,948)
Balance at March 31, 2020	$591,022

Recent Accounting Pronouncements
The following standard was adopted by the Company during the three months ended March 31, 2020:
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848)". This ASU provides an easier and more cost efficient way for companies to modify contracts that reference the London Interbank Offered Rate ("LIBOR") and other rates that are being phased out. The ASU (1) allows eligible contracts that are modified to be accounted for as a continuation of those contracts - a simplification that eliminates the need for companies to reassess or remeasure the contracts for accounting purposes; (2) permits companies to preserve their hedge accounting during the transition period; and (3) enables companies to make a one-time election to transfer or sell held-to-maturity debt securities that are affected by rate reform. It is effective as of March 12, 2020 through December 31, 2022. The Company adopted the ASU when effective. The adoption of this ASU did not have a material impact on our condensed consolidated financial statements and related disclosures.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes by removing certain exceptions currently permissible under ASC Topic 740. This ASU also requires entities to: (1) recognize a franchise tax that is partially based on income as an income-based tax and account for any incremental amounts incurred as non-income based tax; (2) evaluate when a step-up in the tax basis of goodwill should be considered as part of the business combination and when it should be considered a separate transaction;(3) specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements; and (4) reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation and other minor improvements. This ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption of the amendments is permitted, including adoption in any interim period for public business entities for periods for which financial statements have not yet been issued. The Company adopted the new standard on January 1, 2020. The adoption of the ASU did not have a material impact on our condensed consolidated financial statements and related disclosures.
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which requires the use of a new current expected credit loss ("CECL") model in estimating allowances for doubtful accounts with respect to accounts receivable. Receivables from revenue transactions, or trade receivables, are recognized when the corresponding revenue is recognized under ASC Topic 606, Revenue from Contracts with Customers. The CECL model requires that the Company estimate its lifetime expected credit loss with respect to these receivables and record allowances that when deducted from the balance of the receivables, represent the estimated net amounts expected to be collected. Given the generally short term nature of trade receivables, we do not apply a discounted cash flow methodology. However, the Company considers whether historical loss rates are consistent with expectations of forward-looking estimates for our trade receivables. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company adopted of the new standard on January 1, 2020. The adoption of this ASU did not have a material impact on our condensed consolidated financial statements and related disclosures. The Company will continue to actively monitor the impact of the COVID-19 pandemic on its estimate of expected credit losses.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 3.  Revenue Recognition
The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers which is further described in Note 2, Summary of Significant Accounting Policies and Note 3, Revenue Recognition to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019.
Disaggregation of Revenue
The following tables detail our revenue from customers disaggregated by primary geographical market and source of revenue. The tables also include a reconciliation of the disaggregated revenue for our Business and Consumer segments.

	Three Months Ended			Three Months Ended
	March 31, 2020			March 31, 2019
	Business	Consumer	Total	Business	Consumer	Total
Primary geographical markets
United States	$126,547	$80,007	$206,554	$112,438	$91,866	$204,304
Canada	1,933	4,566	6,499	1,407	5,168	$6,575
United Kingdom	16,291	2,631	18,922	23,881	2,910	$26,791
Other Countries	65,482	—	65,482	41,871	—	$41,871
	$210,253	$87,204	$297,457	$179,597	$99,944	$279,541
Major Sources of Revenue
Service revenues	$195,649	$77,243	$272,892	$159,345	$89,000	$248,345
Access and product revenues	10,122	63	10,185	11,697	68	11,765
USF revenues	4,482	9,898	14,380	8,555	10,876	19,431
	$210,253	$87,204	$297,457	$179,597	$99,944	$279,541

In addition, the Company recognizes service revenues from its customers through subscription services provided or through usage or pay-per-use type arrangements. During the three months ended March 31, 2020, the Company recognized $156,455 related to subscription services, $93,047 related to usage, and $47,955 related to other revenues such as USF, other regulatory fees, and credits. During the three months ended March 31, 2019, the Company recognized $162,546 related to subscription services, $67,847 related to usage, and $49,148 related to other revenues such as USF, other regulatory fees, and credits.
Contract Assets and Liabilities
The following table provides information about receivables and contract liabilities from contracts with customers:

	March 31, 2020	December 31, 2019
Receivables (1)	$96,238	$101,813
Contract liabilities (2)	61,022	59,464

(1) Amounts included in accounts receivables on our condensed consolidated balance sheet.
(2) Amounts included in deferred revenues and other liabilities on our condensed consolidated balance sheet.
Our deferred revenue represents the advance consideration received from customers for subscription services and is predominantly recognized over the following performance period which is generally a month as transfer of control occurs. During the three months ended March 31, 2020, the Company recognized revenue of $108,875, related to its contract liabilities. During the three months ended March 31, 2019, the Company recognized revenue of $100,434, related to its contract liabilities. We expect to recognize $61,022 into revenue over the next twelve months related to our deferred revenue as of March 31, 2020.
Remaining Performance Obligation
Transaction price allocated to the remaining performance obligation represents contracted revenue that has not yet been recognized. The typical subscription term may range from 1 month to 3 years. Contracted revenue as of March 31, 2020 that has not yet been recognized was approximately $0.4 billion. This excludes contracts with an original expected length of less than one year. The Company expects to recognize the majority of its remaining performance obligation over the next 18 months.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Contract Acquisition Costs
We have various commission programs for internal sales personnel and channel partners that are incremental to the acquisition of customer contracts. These costs are recorded as deferred contract acquisition costs on the consolidated balance sheets which eligible employees and third parties may earn a commission on sales of services and products to customers. We expect that these commission fees are recoverable and, therefore, we have capitalized $73,862 and $68,982 as contract costs, net of accumulated amortization, as of March 31, 2020 and December 31, 2019, respectively, included within deferred customer acquisitions costs, current portion and deferred customer acquisition costs on our condensed consolidated balance sheet. Capitalized commission fees are amortized to sales and marketing expense over estimated customer life, which is 7 years for Business customers. The amounts amortized to sales and marketing expense were $3,661 and $2,530 for the three months ended March 31, 2020 and March 31, 2019, respectively. There were no impairment losses recognized in relation to the costs capitalized during the three months ended March 31, 2020 and 2019. In addition, the Company expenses sales commissions for commission plans related to customer arrangements deemed less than a year and for residuals and renewals.
Note 4.    Earnings Per Share
The following table sets forth the computation for basic and diluted loss per share for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
Numerator
Net loss	$(3,755)	$(534)
Denominator
Weighted average common shares outstanding for basic and diluted net loss per share	243,627	240,527
Basic and diluted loss per share
Basic and diluted loss per share	$(0.02)	$—

For the three months ended March 31, 2020 and 2019, the following were excluded from the calculation of diluted loss per common share because of their anti-dilutive effects:

	Three Months Ended
	March 31,
	2020	2019
Restricted stock units	13,894	10,997
Stock options	4,878	5,643
	18,772	16,640

As the Company expects to settle the principal amount of its outstanding convertible senior notes in cash and any excess in cash or shares of the Company’s common stock, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share of common stock when the average market price of the Company’s common stock for a given period exceeds the conversion price of $16.72 per share. The Company's Convertible Senior Notes are further described in Note 6, Long-Term Debt.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 5. Income Taxes

The income tax consisted of the following:

	Three Months Ended
	March 31,
	2020	2019
Loss before income taxes	$(4,005)	$(10,584)
Income tax benefit	250	10,050
Effective tax rate	6.2%	95.0%

The Company calculates its provision for income taxes during its interim reporting periods by applying an estimate of the annual effective tax rate for the full year "ordinary" income or loss for the respective reporting period. In addition, adjustments are recorded for discrete period items and changes to our state effective tax rate which can cause the rate to fluctuate from quarter to quarter.
For the three months ended March 31, 2020, our effective tax rate was different than the statutory rate primarily due to a discrete period tax benefit of $2,115, which was recognized related to excess tax benefits on equity compensation. In addition, the Company’s actual effective tax rate for the current year has reduced the expected annual benefit as a result of permanent adjustments related to limitations on executive compensation deductibility and inclusion of income in the U.S. due to foreign disregarded entities.
For the three months ended March 31, 2019, our effective tax rate was different than the statutory rate primarily due to a discrete period tax benefit of $4,749, which was recognized related to excess tax benefits on equity compensation for the three months ended March 31, 2019.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, which is commonly known as the CARES Act, was enacted into law. As permitted by the CARES Act, the Company intends to accelerate the refund request for previously paid Alternative Minimum Taxes and defer the employer portion of the social security payroll tax. We continue to assess the Company's potential benefits of the CARES Act and ongoing government guidance related to COVID-19.
Uncertain Tax Positions
The Company had uncertain tax benefits of $714 and $914 as of March 31, 2020 and December 31, 2019, respectively. The Company recognizes interest and penalties related to uncertain tax benefits in income tax expense. The Company did not incur any interest expense or penalties during the three months ended March 31, 2020 and March 31, 2019, respectively. The following table reconciles the total amounts of uncertain tax benefits:

	March 31, 2020	December 31, 2019
Balance as of January 1	$914	$1,107
Increase due to current year positions	—	155
Decrease due to prior year positions	—	(243)
Decrease due to settlements and payments	(173)	(86)
Decrease due to lapse of applicable statute of limitations	—	(71)
(Decrease) increase due to foreign currency fluctuation	(27)	52
Uncertain tax benefits as of the end of the period	$714	$914

Net Operating Loss Carry Forwards ("NOLs")
As of March 31, 2020, the Company has U.S. Federal and state NOL carryforwards of $509,313 and $237,667, respectively, which expire at various times through 2037. In addition, we have NOLs for United Kingdom tax purposes of $165,104 with no expiration date.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 6.    Long-Term Debt
This footnote should be read in conjunction with the complete description of our financing arrangements under Note 8, Long-Term Debt, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.
The following table summarizes the Company's long-term debt as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Revolving credit facility - due 2023	265,500	220,500
Convertible senior notes - due 2024	345,000	345,000
Long-term debt including current maturities	610,500	565,500
Less unamortized discount	58,180	61,234
Less debt issuance costs	6,709	7,108
Total long-term debt	$545,611	$497,158

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
Prior to December 1, 2023, the notes will be convertible only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. We will satisfy any conversion election by paying or delivering, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock. During the three months ended March 31, 2020, the conditions allowing holders of the Convertible Senior Notes to convert were not met.
The net carrying amount of the liability component of the Convertible Senior Notes was as follows:

March 31, 2020
Principal	$345,000
Unamortized discount	(58,180)
Unamortized issuance cost	(6,709)
Net carrying amount	$280,111

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The following table sets forth the interest expense recognized related to the Convertible Senior Notes:

Three Months Ended
March 31, 2020
Contractual interest expense	1,509
Amortization of debt discount	3,054
Amortization of debt issuance costs	399
Total interest expense related to the Convertible Senior Notes	4,962

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
During the three months ended March 31, 2020, we borrowed $45 million under the revolving credit facility. In addition, the effective interest rate was 3.71% as of March 31, 2020. During the three months ended March 31, 2019, we made mandatory repayments of $2.5 million under the 2018 term note and borrowed $41.5 million under the revolving credit facility. As of March 31, 2020, we were in compliance with all covenants, including financial covenants, for the 2018 Credit Facility. On April 6, 2020, the Company drew $30 million of the amounts available under the revolving portion of the 2018 Credit Facility to increase its cash position in light of volatility in capital markets.
Interest Rate Swaps
On July 14, 2017, we executed on three interest rate swap agreements in order to hedge the variability of expected future cash interest payments. The swaps have an aggregate notional amount of $150 million and were effective from July 31, 2017 through June 3, 2020. Under the swaps our interest rate is fixed at 4.7%. The interest rate swaps are accounted for as cash flow hedges in accordance with ASC 815, Derivatives and Hedging.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

As of March 31, 2020 and December 31, 2019, the fair market value of the swaps was a liability of $218 and an asset of $18, respectively, which is included in other assets on our condensed consolidated balance sheet. The following table summarizes the effects of ASC 815 on the Company's accumulated OCI balance attributable to cash flow derivatives:

	Three Months Ended
	March 31,
	2020	2019

Accumulated OCI beginning balance	$(1,001)	$975
Reclassified from accumulated OCI to income:
Due to reclassification of previously deferred gain	(133)	(133)
Change in fair value of cash flow hedge accounting contracts, net of tax	(285)	(554)
Accumulated OCI ending balance, net of tax benefit of $46 and $365, respectively	$(1,419)	$288
Gains expected to be reclassified from accumulated OCI during the next 12 months	$531	$531

Note 7.  Leases

The Company entered into various non-cancelable operating lease agreements for certain of our existing office and telecommunications co-location space as well as operating leases for certain equipment. The operating leases expire at various times through 2026. We are committed to pay a portion of the buildings’ operating expenses as required under the arrangements which we will separate as a non-lease component when readily determinable. The Company did not have any finance leases as of March 31, 2020 and December 31, 2019.

During the three months ended March 31, 2020 and March 31, 2019, the Company incurred operating lease expense of $2,965 and $3,941, respectively, related to its operating leases and sub-lease income of $319 and $266, respectively. Additionally, the remaining weighted average lease term for our operating leases was 4.10 years and the weighted average discount rate utilized to measure the Company's operating leases was 5.04% as of March 31, 2020.

Supplemental cash flow related to the Company's operating leases is as follows:

Three Months Ended
March 31, 2020

Cash paid for amounts included in the measurement of lease liabilities	$4,139
Right-of-use assets obtained in exchange for lease obligations	$1,261

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Maturities of operating lease liabilities as of March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020	December 31, 2019

2020 (excluding the three months ended March 31, 2020 for the period ended March 31, 2020)	$10,841	15,017
2021	11,879	11,663
2022	8,180	7,599
2023	6,552	7,197
2024	2,252	6,592
Thereafter	4,540	21,178
Total lease payments	44,244	69,246
Less imputed interest	(4,309)	(11,047)
Total	$39,935	$58,199

During the first quarter of 2020, the Company amended one of its office leases to remove a renewal period of 5 years beyond the initial lease term.  In the Company's adoption of ASC 842, the Company had included the available renewal term within the transition asset and liability as the renewal was highly probable at the time of adoption.  As a result, the Company's operating lease liability was reduced by $15,825 with a corresponding reduction in the Company's operating lease right-of-use assets as of March 31, 2020.

Note 8.    Common Stock
As of March 31, 2020 and December 31, 2019, the Company had 596,950 shares of common stock authorized and had 15,521 shares available for grants under our share-based compensation programs as of March 31, 2020. For a detailed description of our share-based compensation programs refer to Note 10, Employee Stock Benefit Plans in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. The following table reflects the changes in the Company's common stock issued and outstanding:

For the Three Months Ended
(in thousands)	Issued	Treasury	Outstanding
Balance at December 31, 2018	309,736	(69,993)	239,743
Shares issued under the 2015 Equity Incentive Plan	4,497	—	4,497
Employee taxes paid on withholding shares	—	(1,864)	(1,864)
Balance at March 31, 2019	314,233	(71,857)	242,376

Balance at December 31, 2019	315,808	(72,959)	242,849
Shares issued under the 2015 Equity Incentive Plan	4,072	—	4,072
Employee taxes paid on withholding shares	—	(1,675)	(1,675)
Balance at March 31, 2020	319,880	(74,634)	245,246

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
State and Municipal Taxes
In accordance with generally accepted accounting principles, we make a provision for a liability for taxes when it is both probable that a liability has been incurred and the amount of the liability or range of liability can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. From time to time, we have received inquiries from a number of states and local taxing agencies with respect to the remittance of sales, use, telecommunications, and excise taxes. Several jurisdictions are currently conducting tax audits of the Company's records. While the Company collects or has accrued for taxes that it believes are required to be remitted, it has reviewed its positions in those various jurisdictions as well as other regulatory fees and has established appropriate reserves. As such, we have established reserves of $3,703 and $3,175 as of March 31, 2020 and December 31, 2019, respectively, as our best estimate of the potential tax exposure for any retroactive assessment.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 10.  Industry Segment and Geographic Information
ASC 280, Segment Reporting establishes reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. Under ASC 280, the method for determining what information to report is based upon the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. Our chief operating decision-maker reviews revenue and gross margin information for each of our reportable segments, but does not review operating expenses on a segment by segment basis. In addition, with the exception of goodwill and intangible assets, we do not identify or allocate our assets by the reportable segments.
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

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Information about our segment results for the three and three months ended March 31, 2020 were as follows:

	Three Months Ended
	March 31, 2020
	Business	Consumer	Total
Revenues
Service revenues	$195,649	$77,243	$272,892
Access and product revenues (1)	10,122	63	10,185
Service, access and product revenues excluding USF	205,771	77,306	283,077
USF revenues	4,482	9,898	14,380
Total revenues	210,253	87,204	297,457

Cost of revenues
Service cost of revenues (2)	92,357	8,512	100,869
Access and product cost of revenues (1)	11,596	573	12,169
Service, access and product cost of revenues excluding USF	103,953	9,085	113,038
USF cost of revenues	4,482	9,898	14,380
Total cost of revenues	108,435	18,983	127,418

Segment gross margin
Service margin	103,292	68,731	172,023
Access and product margin	(1,474)	(510)	(1,984)
Gross margin excluding USF (Service, access and product margin)	101,818	68,221	170,039
USF margin	—	—	—
Segment gross margin	$101,818	$68,221	$170,039

Segment gross margin %
Service margin %	52.8%	89.0%	63.0%
Gross margin excluding USF (Service, access and product margin %)	49.5%	88.2%	60.1%
Segment gross margin %	48.4%	78.2%	57.2%

(1) Includes customer premise equipment, access, and shipping and handling.
(2) Excludes depreciation and amortization of $8,519 and $1,090 for the three months ended March 31, 2020, respectively.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Information about our segment results for the three and three months ended March 31, 2019 were as follows:

	Three Months Ended
	March 31, 2019
	Business	Consumer	Total
Revenues
Service revenues	$159,345	$89,000	$248,345
Access and product revenues (1)	11,697	68	11,765
Service, access and product revenues excluding USF	171,042	89,068	260,110
USF revenues	8,555	10,876	19,431
Total revenues	179,597	99,944	279,541

Cost of revenues
Service cost of revenues (2)	69,854	9,258	79,112
Access and product cost of revenues (1)	13,871	997	14,868
Service, access and product cost of revenues excluding USF	83,725	10,255	93,980
USF cost of revenues	8,555	10,876	19,431
Total cost of revenues	92,280	21,131	113,411

Segment gross margin
Service margin	89,491	79,742	169,233
Access and product margin	(2,174)	(929)	(3,103)
Gross margin excluding USF (Service, access and product margin)	87,317	78,813	166,130
USF margin	—	—	—
Segment gross margin	$87,317	$78,813	$166,130

Segment gross margin %
Service margin %	56.2%	89.6%	68.1%
Gross margin excluding USF (Service, access and product margin %)	51.1%	88.5%	63.9%
Segment gross margin %	48.6%	78.9%	59.4%

(1) Includes customer premise equipment, access, and shipping and handling.
(2) Excludes depreciation and amortization of $8,214 and $1,204 for the three months ended March 31, 2019, respectively.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

A reconciliation of the total of the reportable segments' gross margin to consolidated income before income taxes is as follows:

	Three Months Ended
	March 31,
	2020	2019
Total reportable gross margin	$170,039	$166,130
Sales and marketing	85,621	95,523
Engineering and development	19,203	16,526
General and administrative	40,882	35,459
Depreciation and amortization	20,485	21,214
Income (Loss) from operations	3,848	(2,592)

Interest expense	(8,082)	(7,576)
Other income (expense), net	229	(416)
Loss before income tax benefit	$(4,005)	$(10,584)
Information about our operations by geographic location is as follows:

	March 31, 2020	December 31, 2019
Long-lived assets:
United States	$637,027	$640,277
United Kingdom	274,274	299,660
Israel	1,522	1,609
	$912,823	$941,546

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q and our audited financial statements included in our Annual Report on Form 10-K. This discussion contains forward-looking statements. These forward-looking statements are based on information available at the time the statements are made and/or management’s belief as of that time with respect to future events and involve risks and uncertainties that could cause actual results and outcomes to be materially different. Important factors that could cause such differences include but are not limited to: the impact of the COVID-19 pandemic (as discussed in "Risk Factors" in Item 1A below); the competition we face; the expansion of competition in the cloud communications market; risks related to the acquisition or integration of businesses we have acquired; our ability to adapt to rapid changes in the cloud communications market; the nascent state of the cloud communications for business market; our ability to retain customers and attract new customers cost-effectively; the risk associated with developing and maintaining effective internal sales teams and effective distribution channels; security breaches and other compromises of information security; risks associated with sales of our services to medium-sized and enterprise customers; our reliance on third-party hardware and software; our dependence on third-party facilities, equipment, systems and services; system disruptions or flaws in our technology and systems; our ability to comply with data privacy and related regulatory matters; our ability to scale our business and grow efficiently; our dependence on third party vendors; the impact of fluctuations in economic conditions, particularly on our small and medium business customers; our ability to obtain or maintain relevant intellectual property licenses or to protect our trademarks and internally developed software; restrictions in our debt agreements that may limit our operating flexibility; our ability to obtain additional financing if required; our ability to raise funds necessary to settle conversion of the 2024 convertible senior notes; conditional conversion features of the convertible senior notes; the cash settlement of the convertible senior notes; the effects of the capped call transactions in connection with the convertible senior notes; fraudulent use of our name or services; intellectual property and other litigation that have been and may be brought against us; reliance on third parties for our 911 services; uncertainties relating to regulation of business services; risks associated with legislative, regulatory or judicial actions regarding our business products; risks associated with operating abroad; risks associated with the taxation of our business; governmental regulation and taxes in our international operations; liability under anti-corruption laws or from governmental export controls or economic sanctions; our dependence on our customers' unimpeded access to broadband connections; foreign currency exchange risk; our history of net losses and ability to achieve consistent profitability in the future; our ability to fully realize the benefits of our net operating loss carry-forwards if an ownership change occurs; certain provisions of our charter documents; and other factors that are set forth under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, and therefore, you should not rely on these forward-looking statements as representing our views as of any date subsequent to the date this Form 10-Q is filed with the Securities and Exchange Commission.
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
Consumer
For our Consumer customers, we enable users to access and utilize our services and features, via their existing internet connections, including over 3G/4G, LTE, Cable, or DSL broadband networks. This technology enables us to offer our Consumer customers attractively priced voice and messaging services and other features around the world on a variety of devices. Our Consumer strategy is focused on the continued penetration of our core North American markets, which provide value in international long distance and target under-served segments.
Services Outside of the United States
We currently have Applications and Consumer operations in the United States, United Kingdom, and Canada and believe that our low-cost Internet based communications platform enables us to cost effectively deliver voice and messaging services to other locations throughout the world. We also have operations in the United States, United Kingdom, Israel, Hong Kong, and Singapore, and provide Applications solutions to our customers located in many countries around the world.
Impact of COVID-19
A novel strain of coronavirus, or COVID-19, was first identified in China in December 2019 and subsequently declared a pandemic in March 11, 2020, by the World Health Organization. To date, COVID-19 has surfaced in nearly all regions around the world and resulted in travel restrictions and business slowdowns in affected areas. The full impact of the pandemic on our business, operations and financial results will depend on various factors that continue to evolve which we may not accurately predict. In response to the COVID-19 pandemic, governments across the world have enacted measures aimed at containing the spread of the virus including ordering the closure of all businesses not deemed "essential," restricting residents to their homes, and practice social distancing when engaging in authorized activities. These actions along with the global pandemic have negatively impacted parts of our business and the Company expects this trend to continue for an uncertain period of time. As a result of the COVID-19 pandemic, all travel has been severely curtailed to protect the health of our employees and comply with local guidelines, and we have temporarily closed the majority of Vonage offices worldwide (including our corporate headquarters), both of which disrupt how we typically operate our business. COVID-19 has impacted some of our customers more than others, including customers in the travel, hospitality, retail, and other industries where physical interaction is critical. We have experienced and expect that we will continue to experience slowdowns in bookings and customer payments, customer churn and reduced usage, and issuance of customer credits to distressed customers served by certain product lines, including SMS API, Vonage Business Cloud, and Vonage Business Enterprise. In addition, COVID-19 may have impacts on many additional aspects of our operations, directly and indirectly, including with respect to its impacts on customer behaviors, our business and our employees, and the market generally, and the scope and nature of these impacts continue to evolve each day. See Part II, Risk Factors for additional information.
Recent Significant Events
On February 18, 2020, the Company announced that it was initiating a strategic review of its Consumer segment, including the feasibility of its divestiture, in order to further the Company's goal of becoming a pure-play Business SaaS company. The review is ongoing as of March 31, 2020.

Trends in Our Industry
A number of trends in our industry have a significant effect on our results of operations and are important to an understanding of our financial statements.
Competitive landscape. The business cloud communications markets and consumer services market in which we participate are highly competitive. We face competition from a broad set of companies, including (i) SaaS companies, CCaaS companies, other alternative communication providers, other providers of cloud communication services and (ii) traditional telephone, wireless service providers, cable companies, and alternative communications providers with consumer offerings. As the cloud communications market evolves, and the convergence of voice, video, messaging, mobility and data networking technologies accelerates, we may face competition in the future from companies that do not currently compete in the market, including companies that currently compete in other sectors, companies that serve consumers rather than business customers, or companies which expand their market presence to include cloud communications. Moreover, as businesses and educational institutions are quickly pivoting to cloud-based communications in light the increased need for remote work and remote learning due to the COVID-19 pandemic, we are experiencing intense competition from our existing competitors, and also emerging competitors, seeking to capitalize on the growing needs for businesses and educators to transform their operations.

Regulation. Our business has developed in a relatively lightly regulated environment. See the discussion under "Regulation" in Note 9 to our condensed consolidated financial statements for a discussion of regulatory issues that impact us.

Key Operating Data

The table below includes key operating data that our management uses to measure the growth and operating performance of the Business segment:

Business	Three Months Ended
	March 31,
	2020	2019
Service revenue per customer	$475	$408
Business revenue churn	0.8%	1.2%
Service Revenue per Customer. Service revenues per customer for a particular period is calculated by dividing the average monthly service revenues for the period by the average number of customers over the number of months in the period. The average number of customers is the number of customers on the first day of the period, plus the number of customers on the last day of the period, divided by two. Service revenues excludes revenues from trading and auction customers. Service revenue per customer increased from $408 for the three months ended March 31, 2019 to $475 for the three months ended March 31, 2020 primarily driven by the Company's successful efforts to attract larger business customers and to expand services provided to our existing business customers.
Business Revenue Churn. Business revenue churn is calculated by dividing the revenue from customers or customer locations that have been confirmed to be foregone during a period by the simple average of the total revenue from all customers in that period. Revenue for purposes of determining Business revenue churn is service revenue excluding revenue from our trading and auction customers, and usage in excess of a customer’s contracted service plan, regulatory fees charged to customers, and credits. The simple average of total revenue from all customers during the period is the total revenue as defined herein on the first day of the period, plus the total revenue as defined herein on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first month after activation. Other companies may calculate business revenue churn differently, and their business revenue churn data may not be directly comparable to ours. Business revenue churn decreased from 1.2% for the three months ended March 31, 2019 to 0.8% for the three months ended March 31, 2020.  Our revenue churn may fluctuate over time due to economic conditions, seasonality in certain customer's operations, loss of customers who are acquired, and competitive pressures including promotional pricing. We are continuing to invest in our overall quality of service which includes customer care headcount and systems, billing systems, on-boarding processes and self-service options to ensure we scale our processes to our growth and continue to improve the overall customer experience.

The table below includes key operating data that our management uses to measure the growth and operating performance of the Consumer segment:

Consumer	Three Months Ended
	March 31,
	2020	2019
Average monthly revenues per subscriber line	$27.35	$26.43
Subscriber lines (at period end)	1,037,794	1,232,857
Customer churn	1.8%	1.9%
Average Monthly Revenues per Subscriber Line. Average monthly revenues per subscriber line for a particular period is calculated by dividing our revenues for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. The simple average number of subscriber lines for the period is the number of subscriber lines on the first day of the period, plus the number of subscriber lines on the last day of the period, divided by two. Our average monthly revenues per subscriber line increased from $26.43 for the three months ended March 31, 2019 to $27.35 for the three months ended March 31, 2020 due primarily to the Company's ability to retain its more tenured customers.
Subscriber Lines. Our subscriber lines include, as of a particular date, all paid subscriber lines from which a customer can make an outbound telephone call on that date. Our subscriber lines include fax lines, including fax lines bundled with subscriber lines in our small office home office calling plans and soft phones, but do not include our virtual phone numbers and toll free numbers, which only allow inbound telephone calls to customers. Subscriber lines decreased from 1,232,857 as of March 31, 2019 to 1,037,794 as of March 31, 2020, reflecting planned actions to enhance the profitability of the assisted sales channel by eliminating lower performing locations and restructuring the pricing offers, and to shift investment to our business market.
Customer Churn. Customer churn is calculated by dividing the number of customers that have terminated during a period by the simple average of number of customers in a given period. The simple average number of customers during the period is the number of customers on the first day of the period, plus the number of customers on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first month after activation. Other companies may calculate customer churn differently, and their customer churn data may not be directly comparable to ours. Customer churn decreased from 1.9% for the three months ended March 31, 2019 to 1.8% for the three months ended March 31, 2020, respectively. We maximize customer value by focusing marketing spend on higher return channels and away from assisted selling channels which had higher early life churn. We monitor customer churn on a daily basis and use it as an indicator of the level of customer satisfaction. Customers who have been with us for a year or more tend to have a lower churn rate than customers who have not. In addition, our customers who are international callers generally churn at a lower rate than customers who are domestic callers. Our customer churn will fluctuate over time due to economic conditions, competitive pressures including promotional pricing targeting international long distance callers, marketplace perception of our services, and our ability to provide high quality customer care and network quality and add future innovative products and services. See the discussion above for detail regarding churn impacting our business customers.

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

Results of Operations
The following table sets forth, as a percentage of total revenues, our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019

Total revenues	100%	100%

Operating Expenses:
Cost of revenues (exclusive of depreciation and amortization)	43	41
Sales and marketing	29	34
Engineering and development	6	6
General and administrative	14	12
Depreciation and amortization	7	8
Total operating expenses	99	101
Income from operations	1	(1)
Other Income (Expense):
Interest expense	(3)	(3)
Other income (expense), net	—	—
Total other income (expense), net	(3)	(3)
Loss before income tax benefit	(2)	(4)
Income tax benefit	—	3
Net loss	(2)%	(1)%

Management's Discussion of the Results of Operations for the Three Months Ended March 31, 2020 and 2019
The Company reported a loss before income taxes of $4,005 for the three months ended March 31, 2020 and a loss before income taxes of $10,584 for the three months ended March 31, 2019, respectively. The improvement in performance was primarily due to higher gross margin of $3,909 mainly driven by the Business segment and lower other operating expenses of $2,531 for the three months ended March 31, 2020, driven by decrease in sales and marketing expenses due lower media marketing costs along with certain marketing events being cancelled as a result of the COVID-19 pandemic, offset by increases in general and administrative expense due to increased compensation costs and engineering and development expenses in connection with the Company's continued focus on innovation.
The Company reported a net loss of $3,755 and $534 for the three months ended March 31, 2020 and 2019, respectively. The increase in net loss for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was mainly due to the aforementioned decrease in loss before income taxes and the increase in income tax of $9,800 due to a large tax benefit during the three months ended March 31, 2019 related to stock compensation.

We calculate gross margin as total revenues less cost of revenues, which primarily consists of fees that we pay to third parties on an ongoing basis in order to provide our services and costs incurred when a customer first subscribes to our service. The following table presents consolidated revenues, cost of revenues and the composition of gross margin for the three months ended March 31, 2020 and 2019:

(in thousands, except percentages)	Three Months Ended
	March 31,
	2020	2019	Dollar Change	Percent Change
Service, access and product revenues	$283,077	$260,110	$22,967	9%
USF revenues	14,380	19,431	(5,051)	(26)%
Total revenues	297,457	279,541	17,916	6%

Service, access and product cost of revenues	113,038	93,980	19,058	20%
USF cost of revenues	14,380	19,431	(5,051)	(26)%
Total cost of revenues (1)	127,418	113,411	14,007	12%
Gross margin	$170,039	$166,130	$3,909	2%
(1) Excludes depreciation and amortization of $9,609 and $9,418 for the three months ended March 31, 2020 and 2019, respectively.
Total revenues and cost of revenues were impacted by the following trends and uncertainties:
Three Months Ended March 31, 2020 compared to Three Months Ended March 31, 2019
Total revenues increased 6% for the three months ended March 31, 2020 as compared to the prior year period. The increase was primarily due to the Business customer growth driving an increase in revenues of $30,656 despite a decline in USF revenues as more of the Company's Business services are based upon software service rather than telecommunication services. This was partially offset by declining Consumer revenues of $12,740 in connection with the continued decline of Consumer subscriber lines. The Company continues to expect that the Consumer portion of the Company's overall business will become less significant as the Company reallocates resources to increase market share in its Business communications platforms.
Total cost of revenues increased 12% for the three months ended March 31, 2020 as compared to the prior year period driven by increased costs incurred in servicing our Business customers of $16,155 due to the increase in customers. This was partially offset by a decrease in costs in Consumer of $2,148 as subscriber lines continue to decline resulting in lower international and long-distance termination costs.

Business Gross Margin for the Three Months Ended March 31, 2020 and 2019

	Three Months Ended
	March 31,
(in thousands, except percentages)	2020	2019	Dollar Change	Percent Change
Revenues
Service revenues	$195,649	$159,345	$36,304	23%
Access and product revenues(1)	10,122	11,697	(1,575)	(13)%
Service, access and product revenues excluding USF	205,771	171,042	34,729	20%
USF revenues	4,482	8,555	(4,073)	(48)%
Total revenues	210,253	179,597	30,656	17%

Cost of revenues
Service cost of revenues (2)	92,357	69,854	22,503	32%
Access and product cost of revenues (1)	11,596	13,871	(2,275)	(16)%
Service, access and product cost of revenues excluding USF	103,953	83,725	20,228	24%
USF cost of revenues	4,482	8,555	(4,073)	(48)%
Total cost of revenues	108,435	92,280	16,155	18%

Segment gross margin
Service margin	103,292	89,491	13,801	15%
Gross margin excluding USF (Service, access and product margin)	101,818	87,317	14,501	17%
Segment gross margin	$101,818	$87,317	$14,501	17%

Segment gross Margin %
Service margin %	52.8%	56.2%
Gross margin excluding USF (Service, access and product margin) %	49.5%	51.1%
Segment gross margin %	48.4%	48.6%

(1)	Includes customer premise equipment, access, and shipping and handling.

(2)	Excludes depreciation and amortization of $8,519 and $8,214 for the three months ended March 31, 2020 and 2019, respectively.

Three Months Ended March 31, 2020 compared to Three Months Ended March 31, 2019
The following table describes the increase in business gross margin for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019:

(in thousands)
Service gross margin increase is primarily due to overall growth in our Business customer base of 3% as compared to the prior year quarter	$13,801
Access and product gross margin increased due to lower costs providing access services to Business customers during the current quarter	700
Increase in segment gross margin	$14,501

Business service gross margin percentage decreased to 52.8% for the three months ended March 31, 2020 from 56.2% for the three months ended March 31, 2019. The decrease in business service gross margin percentage is a result of a greater proportion of lower margin services across our Business segment during the quarter ended March 31, 2020 as compared to the same period in the prior quarter. Our gross margin percentage may continue to be impacted by changes in the mix of service offerings provided to our customers across our Business segment.
Consumer Gross Margin for the Three Months Ended March 31, 2020 and 2019

	Three Months Ended
	March 31,
(in thousands, except percentages)	2020	2019	Dollar Change	Percent Change
Revenues
Service revenues	$77,243	$89,000	$(11,757)	(13)%
Access and product revenues(1)	63	68	(5)	(7)%
Service, access and product revenues excluding USF	77,306	89,068	(11,762)	(13)%
USF revenues	9,898	10,876	(978)	(9)%
Total revenues	87,204	99,944	(12,740)	(13)%

Cost of revenues
Service cost of revenues (2)	8,512	9,258	(746)	(8)%
Access and product cost of revenues (1)	573	997	(424)	(43)%
Service, access and product cost of revenues excluding USF	9,085	10,255	(1,170)	(11)%
USF cost of revenues	9,898	10,876	(978)	(9)%
Total cost of revenues	18,983	21,131	(2,148)	(10)%

Segment gross margin
Service margin	68,731	79,742	(11,011)	(14)%
Gross margin excluding USF (Service, access and product margin)	68,221	78,813	(10,592)	(13)%
Segment gross margin	$68,221	$78,813	$(10,592)	(13)%

Segment gross Margin %
Service margin %	89.0%	89.6%
Gross margin excluding USF (Service, access and product margin) %	88.2%	88.5%
Segment gross margin %	78.2%	78.9%

(1)	Includes customer premise equipment and shipping and handling.

(2)	Excludes depreciation and amortization of $1,090 and $1,204 for the three months ended March 31, 2020 and 2019, respectively.

Three Months Ended March 31, 2020 compared to Three Months Ended March 31, 2019
The following table describes the decrease in consumer gross margin for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019:

(in thousands)
Service gross margin decreased primarily due to a decrease in subscriber lines of 16% resulting in lower gross margin of $11,493 as we have reallocated resources to focus on attracting Business customers. This was offset by a slight increase in average revenue per customer and lower overall costs incurred by the Consumer segment resulting in increased gross margin of $482	$(11,011)
Access and product gross margin increased 45% primarily due lower equipment costs associated with sales to customers during the current quarter	419
Decrease in segment gross margin	$(10,592)
Consumer service gross margin percentage decreased to 89.0% for the three months ended March 31, 2020 from 89.6% for the three months ended March 31, 2019 due to slightly higher international and domestic termination rates. Consumer service margin percentage decreased slightly as the Company shifts resources towards attracting more profitable Business customers.
Other Operating Expenses

The following table presents our other operating costs during the three and three months ended March 31, 2020 and 2019, respectively:

	Three Months Ended
	March 31,
(in thousands, except percentages)	2020	2019	Dollar Change	Percent Change
Sales and marketing	$85,621	$95,523	$(9,902)	(10)%
Engineering and development	19,203	16,526	2,677	16%
General and administrative	40,882	35,459	5,423	15%
Depreciation and amortization	20,485	21,214	(729)	(3)%
Total other operating expenses	$166,191	$168,722	$(2,531)	(2)%
Three Months Ended March 31, 2020 compared to Three Months Ended March 31, 2019

Total other operating expenses decreased by $2,531 as compared to the three months ended March 31, 2019 due to the following:

•
Sales and marketing expense decreased by $9,902, primarily due to decreased spending in the current period related to media marketing initiatives, less travel by the Company's sales force, and attending fewer sales conferences this period than in the prior period due to the COVID-19 pandemic.

•
Engineering and development expense increased by $2,677, in connection with the Company's continued transformation focused on innovation and developing further functionality related to its proprietary platform in order to support customers through the mid-market and enterprise sector.

•	General and administrative expense increased by $5,423, primarily due to higher personnel costs and stock compensation due to an overall increase in employee headcount.

Other Income (Expense)

(in thousands, except percentages)	Three Months Ended
	March 31,
	2020	2019	Dollar Change	Percent Change
Interest expense	$(8,082)	$(7,576)	$(506)	(7)%
Other income (expense), net	229	(416)	645	155%
	$(7,853)	$(7,992)	$139
Three Months Ended March 31, 2020 compared to Three Months Ended March 31, 2019
Interest expense. The increase in interest expense of $506, or 7%, was mainly due to interest expense associated with the Convertible Senior Notes issued in June 2019 offset by interest expense due to lower principal balances on our 2018 Credit Facility.
Income Taxes

(in thousands, except percentages)	Three Months Ended
	March 31,
	2020	2019	Dollar Change	Percent Change
Income tax benefit	$250	$10,050	$(9,800)	98%
Effective tax rate	6%	95%
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
Three Months Ended March 31, 2020 compared to Three Months Ended March 31, 2019
During the three months ended March 31, 2020, the income tax expense includes a discrete tax benefit related to excess tax benefits on equity compensation. In addition, the Company’s actual effective tax rate for the current year reflects a reduced expected annual benefit as a result of permanent adjustments related to limitations on executive compensation deductibility and inclusion of income in the U.S. due to foreign disregarded entities.
During the three months ended March 31, 2019, the Company has recorded a benefit related to excess share-based stock compensation driving the majority of the income tax benefit recognized.

Liquidity and Capital Resources

Overview
For the three months ended March 31, 2020, we had lower net cash from operations compared to the prior year quarter mainly due to lower net income. We expect to continue to balance efforts to grow our revenue with seeking to consistently achieve operating profitability. To grow our revenue, we continue to make investments in growth initiatives, marketing, applications development, network quality and expansion, and customer care. Although we believe we will achieve consistent profitability in the future, we ultimately may not be successful and we may not achieve consistent profitability. We believe that cash flow from operations and cash on hand will fund our operations for at least the next twelve months.
The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended
	March 31,
(in thousands)	2020	2019	Dollar Change
Net cash provided by operating activities	$2,503	$2,750	$(247)
Net cash used in investing activities	(13,235)	(10,774)	(2,461)
Net cash used in financing activities	32,499	20,786	11,713
Effect of exchange rate changes on cash and cash equivalents	(2,290)	260	(2,550)

Operating Activities
The following table describes the changes in cash provided by operating activities for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019:

(in thousands)
Increase in operating income adjusted for non-cash items primarily due to higher deferred income tax and stock compensation expense	$17,014
Decrease in working capital driven primarily by timing of accounts receivable collections, payments to acquire customers, and vendor payments	(17,261)
Decrease in cash provided by operating activities	$(247)
Investing Activities
The following table describes the changes in cash used in/provided by investing activities for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019:

(in thousands)
Increase in payments to acquire and develop software assets	(4,776)
Decrease in payments related to capital expenditures	2,390
Increase in payments to acquire new patents	(75)
Increase in cash used in investing activities	$(2,461)

Financing Activities
The following table describes the changes in cash used financing activities for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019:

(in thousands)
Increase in borrowings under the 2018 Credit Facility net of repayments	$6,000
Decrease in payments associated with taxes on share based compensation due to lower vesting in 2020	5,910
Decrease in payments for debt financing costs during the first quarter of 2020	128
Decrease in proceeds received from exercise of stock options due to fewer exercises in 2020	(325)
Increase in cash used in financing activities	$11,713

Sources of Liquidity
The principal sources of liquidity are derived from available borrowings under our existing financing arrangements, existing cash on hand, and cash flows from operations. As described in Note 6, Long-Term Debt, to the Condensed Consolidated Financial Statements, the Company's financing arrangements consist of its Convertible Senior Notes and the 2018 Credit Facility comprised of a $100,000 term note and a $500,000 revolving credit facility. The COVID-19 pandemic has caused disruption in global capital markets. This could result in future financing becoming more difficult or expensive to obtain or the Company may not be able to obtain financing on acceptable terms or at all.
We maintain significant availability under our lines of credit to meet our short-term liquidity requirements. As of March 31, 2020, amounts available under the 2018 Credit Facility totaled $234.5 million. On April 6, 2020, the Company drew $30 million of the amounts available under the 2018 Credit Facility to increase its cash position to aid in offsetting volatility in the capital markets.

Uses of Liquidity
The Company's requirements for liquidity and capital resources are generally for the purposes of operating activities, debt service obligations, and capital expenditures. For the three months ended March 31, 2020, capital expenditures were primarily for the implementation of software solutions and purchase of network equipment as we continue to expand our network. Our capital expenditures for the three months ended March 31, 2020, were $13,160, of which $10,273 was for software acquisition and development. The majority of these expenditures are comprised of investments in information technology and systems infrastructure, including an electronic data warehouse, online customer service, and customer management platforms. For full year 2020, we believe our capital and software expenditures will be approximately $60 million.
State and Local Sales Taxes
We have contingent liabilities for state and local sales taxes. As of March 31, 2020, we had a reserve of $3,703. If our ultimate liability exceeds this amount, it could affect our liquidity unfavorably. However, we do not believe it will significantly impair our liquidity.

Off-Balance Sheet Arrangements
Obligations under Certain Guarantee Contracts
We enter guarantee arrangements in the normal course of business to facilitate transactions with third parties. These arrangements include financial and performance guarantees, stand-by letters of credit, debt guarantees and indemnifications. As of March 31, 2020 and December 31, 2019 we had stand-by letters of credit totaling $1,501 and $1,528, respectively.

Contractual Obligations and Commitments
Except as set forth below and in Note 9. Commitments and Contingencies included in Part 1, Item 1 of this Form 10-Q, there were no significant changes in our commitments under contractual obligations as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

Contingencies
There has been and may be in the future substantial litigation in the areas in which we operate regarding alleged infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. We recognize a loss when it is both probable that a liability has been incurred and the amount of the loss or range of loss can be reasonably estimated. Such legal proceedings are inherently unpredictable and subject to further uncertainties. Should any of these estimates and assumptions change it is possible that the resolution of the matters described in Note 9, Commitments and Contingencies included in Part 1, Item 1 of this Form 10-Q could have a material adverse effect on our condensed consolidated financial position, cash flows or results of operations.
Critical Accounting Policies
Our consolidated financial statements and accompanying notes are prepared in accordance with U.S. GAAP. Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. The preparation of financial statements and related disclosures in compliance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. The application of these policies involves judgment regarding future events and these judgments could materially affect the financial statements and disclosures based on varying assumptions.
We identify our most critical accounting policies as those that are the most pervasive and important to the portrayal of our financial position and results of operations, and those that require the most difficult, subjective or complex judgments by management regarding estimates. Our critical accounting policies include revenue recognition, valuation of goodwill and intangible assets, income taxes and capitalized software. As of March 31, 2020, our goodwill is attributable to our Business operating segment. We perform our annual test of goodwill on October 1st. Additionally, we will assess our goodwill for impairment between annual tests when specific circumstances dictate.
COVID-19 has created and may continue to create uncertainty in bookings and customer payments, reduced usage, and issuance of customer credits to distressed customers served by certain product lines. As of the date of our condensed consolidated financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates or judgments. However, these estimates may change as new events occur and additional information is obtained, which may result in changes being recognized in our condensed consolidated financial statements in future periods. In particular and in light of the COVID-19 pandemic, the assumptions and estimates associated with collectability assessment of revenue and credit losses of accounts receivable may have a material impact our consolidated financial statements in future periods, depending on the duration or degree of the impact of the COVID-19 pandemic on the global economy.

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

As of March 31, 2020, if the interest rate on our variable rate debt changed by 1% on our 2018 Revolving Credit Facility, our annual debt service payment would change by approximately $1,155.
As of March 31, 2020, we had $345.0 million outstanding on our 1.75% convertible senior notes due 2024. The Notes have 1.75% percent fixed annual interest rates and, therefore, our economic interest rate exposure on our convertible senior notes is fixed. However, the values of the convertible senior notes are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate convertible senior notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the convertible senior notes are affected by our stock price. The fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. Additionally, we carry the convertible senior notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In response to COVID-19, we have undertaken measures to protect our employees, partners, and clients, including encouraging employees to work remotely. These measures have compelled us to modify some of our control procedures, however, those modifications have so far not been material. We are continually monitoring and assessing the COVID-19 situation in order to minimize the impact on the design, implementation, and operating effectiveness of our internal controls.

Part II—Other Information

Item 1.	Legal Proceedings
We are subject to a number of lawsuits, government investigations and claims arising out of the conduct of our business. See a discussion of our litigation matters in Note 9 of Notes to our Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A.	Risk Factors

Other than the risk factor set forth below, there have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

The recent coronavirus (COVID-19) pandemic and the global attempt to contain it has harmed and may continue to harm our business and results of operations.

The global spread of the novel coronavirus (COVID-19) and the various measures to contain its effects have created significant volatility, uncertainty, and economic disruption worldwide. As a result of the COVID-19 pandemic, all travel has been severely curtailed and we have temporarily closed the majority of Vonage offices worldwide (including our corporate headquarters), both of which disrupt how we typically operate our business. COVID-19 has impacted some of our customers more than others, including customers in the travel, hospitality, retail, and other industries where physical interaction is critical. We have experienced and expect that we will continue to experience slowdowns in bookings and customer payments; increased customer churn and reduced usage; and issuance of customer credits to distressed customers served by certain product lines, including SMS API, Vonage Business Cloud, and Vonage Business Enterprise. Moreover, as businesses and educational institutions are quickly pivoting to cloud-based communications in light of social distancing, we are experiencing and expect to experience intense competition from our existing competitors, and also emerging competitors seeking to capitalize on the growing industry.

The full extent to which the COVID-19 pandemic and the various responses to it impact our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the effect on our customers and customer demand for and ability to pay for our services; disruptions or restrictions on our employees’ ability to work and travel; and any secondary and tertiary effects of the foregoing on our customers, partners, and other entities in our supply and demand chain, including long-term or permanent impairments to individual businesses and industrial segments. If we need to access the capital markets and other sources of liquidity, there can be no assurance that financing may be available on attractive terms, if at all.

The COVID-19 pandemic also may have the effect of heightening other risks, such as cybersecurity threats, disclosed in the Risk Factors section included in Item 1A of our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2019. We will continue to actively monitor the issues raised by the COVID-19 pandemic and may take further actions that alter our business operations that we determine are in the best interests of our employees, customers, vendors and stockholders. It is not clear what the potential effects of any such alterations or modifications may have on our business, including the effects on our customers, suppliers or vendors, or on our financial results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

See accompanying Exhibit Index for a list of the exhibits filed or furnished with this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

10.1	Renewal Agreement, dated February 26, 2020, among Vonage Holdings Corp., Legion Partners Asset Management LLC, and each of the signatories thereto

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VONAGE HOLDINGS CORP.

Dated:	May 7, 2020	By:	/s/ David T. Pearson
David T. Pearson Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)