Form 10-Q
period 2020-06-30
VONAGE HOLDINGS CORP
filed 2020-08-06
CIK 1272830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	July 31, 2020
Common Stock, par value $0.001	245,551,723	shares

VONAGE HOLDINGS CORP.
INDEX

Part 1 - Financial Information

		Page
Item 1.	Condensed Consolidated Financial Statements and Notes	4
	Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019	4
	Condensed Consolidated Statements of Operations Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2020 and 2019	5
	Condensed Consolidated Statements of Comprehensive (Loss) / Income for the Three and Six Months Ended June 30, 2020 and 2019	6
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2020 and 2019	7
	Condensed Consolidated Statement of Stockholders’ Equity for the Three and Six Months Ended June 30, 2020 and 2019	8
	Notes to Unaudited Condensed Consolidated Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44

Item 4	Controls and Procedures	45

Part II. Other Information

Item 1.	Legal Proceedings	46

Item 1A.	Risk Factors	46

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3.	Defaults Upon Senior Securities	47

Item 4.	Mine Safety Disclosures	47

Item 5.	Other Information	47

Item 6.	Exhibits	48

	Signature	49
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

PART 1 - FINANCIAL INFORMATION
ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES
VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 30, 2020	December 31, 2019
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$47,565	$23,620
Accounts receivable, net of allowance of $9,708 and $5,494, respectively	114,554	101,813
Inventory, net of allowance of $65 and $76, respectively	997	1,475
Deferred customer acquisition costs, current portion	15,868	13,834
Prepaid expenses	24,413	22,338
Other current assets	6,211	9,988
Total current assets	209,608	173,068
Property and equipment, net of accumulated depreciation of $115,807 and $109,646, respectively	40,163	48,371
Operating lease right-of-use assets	31,329	50,847
Goodwill	593,722	602,970
Software, net of accumulated amortization of $102,665 and $102,133, respectively	60,521	40,300
Deferred customer acquisition costs	60,545	55,148
Restricted cash	2,046	2,015
Intangible assets, net of accumulated amortization of $247,635 and $221,182, respectively	214,284	249,905
Deferred tax assets	110,040	108,347
Other assets	33,631	33,729
Total assets	$1,355,889	$1,364,700
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$29,383	$42,366
Accrued expenses	145,467	137,589
Deferred revenue, current portion	65,171	59,464
Operating lease liabilities, current portion	11,396	12,477
Total current liabilities	251,417	251,896
Indebtedness under revolving credit facility	245,500	220,500
Convertible senior notes, net	283,619	276,658
Operating lease liabilities	25,042	45,722
Other liabilities	2,672	2,862
Total liabilities	808,250	797,638
Commitments and Contingencies (Note 9)
Stockholders’ Equity:
Common stock, par value 0.001 per share; 596,950 shares authorized at June 30, 2020, and December 31, 2019	320	316
Additional paid-in capital	1,519,055	1,494,469
Accumulated deficit	(643,194)	(631,009)
Treasury stock, at cost	(319,314)	(306,043)
Accumulated other comprehensive (loss) income	(9,228)	9,329
Total stockholders’ equity	547,639	567,062
Total liabilities and stockholders’ equity	$1,355,889	$1,364,700
See accompanying notes to condensed consolidated financial statements.

VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenues:
Service, access and product revenues	$296,516	$279,025	$579,593	$539,135
USF revenues	14,017	18,559	28,397	37,990
Total revenues	310,533	297,584	607,990	577,125

Operating Expenses:
Service, access and product cost of revenues (excluding depreciation and amortization)	119,971	109,662	233,009	203,642
USF cost of revenues	14,017	18,559	28,397	37,990
Sales and marketing	90,827	95,362	176,448	190,885
Engineering and development	19,784	16,891	38,987	33,417
General and administrative	42,820	36,615	83,702	72,074
Depreciation and amortization	20,692	20,662	41,177	41,876
Total operating expenses	308,111	297,751	601,720	579,884
Income (loss) from operations	2,422	(167)	6,270	(2,759)
Other Income (Expense):
Interest expense	(9,321)	(8,487)	(17,403)	(16,063)
Other income (expense), net	(38)	(147)	191	(563)
Total other expense, net	(9,359)	(8,634)	(17,212)	(16,626)
Loss before income tax benefit	(6,937)	(8,801)	(10,942)	(19,385)
Income tax (expense) benefit	(1,493)	13,325	(1,243)	23,375
Net (loss) income	$(8,430)	$4,524	$(12,185)	$3,990

(Loss) Earnings per common share:
Basic	$(0.03)	$0.02	$(0.05)	$0.02
Diluted	$(0.03)	$0.02	$(0.05)	$0.02
Weighted-average common shares outstanding:
Basic	245,385	242,475	244,506	241,507
Diluted	245,385	249,720	244,506	249,521

See accompanying notes to condensed consolidated financial statements.

VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) / INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Net (loss) income	$(8,430)	$4,524	$(12,185)	$3,990
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax expense (benefit) of $281, $(342), $(189), and $91, respectively	4,069	(6,343)	(19,558)	(1,135)
Unrealized gain (loss) on derivatives, net of tax expense (benefit) of $46, $264, $(4) and $292, respectively	1,419	(794)	1,001	(1,481)
Total other comprehensive income (loss)	5,488	(7,137)	(18,557)	(2,616)
Comprehensive (loss) income	$(2,942)	$(2,613)	$(30,742)	$1,374

See accompanying notes to condensed consolidated financial statements.

VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(12,185)	$3,990
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,967	13,120
Amortization of intangibles	28,210	28,756
Deferred income taxes	(1,952)	(24,852)
Amortization of deferred customer acquisition costs	7,567	4,921
Allowances for doubtful accounts and obsolete inventory	3,509	475
Amortization of financing costs and debt discount	7,367	1,769
Loss on disposal of property and equipment	740	444
Share-based expense	22,442	19,231
Changes in derivatives	1,055	(265)
Changes in operating assets and liabilities:
Accounts receivable	(16,927)	(23,268)
Inventory	484	444
Prepaid expenses and other current assets	1,413	1,494
Deferred customer acquisition costs	(15,389)	(15,372)
Accounts payable and accrued expenses	(4,318)	18,139
Deferred revenue	6,533	6,399
Other assets - deferred cloud computing implementation costs	(3,013)	(8,310)
Other assets and liabilities	300	952
Net cash provided by operating activities	38,803	28,067
Cash flows used in investing activities:
Capital expenditures	(4,855)	(9,456)
Purchase of intangible assets	(190)	—
Acquisition and development of software assets	(20,199)	(12,997)
Net cash used in investing activities	(25,244)	(22,453)
Cash flows provided by/(used in) financing activities:
Payments for short and long-term debt	(50,000)	(406,000)
Proceeds from issuance of long-term debt	75,000	479,000
Payments of debt issuance costs	—	(8,891)
Payments for capped call transactions and costs	—	(28,325)
Common stock repurchases	—	(10,000)
Employee taxes paid on withholding shares	(13,179)	(19,023)
Proceeds from exercise of stock options	243	1,264
Net cash provided by financing activities	12,064	8,025
Effect of exchange rate changes on cash	(1,647)	(1,101)
Net increase in cash, cash equivalents, and restricted cash	23,976	12,538
Cash, cash equivalents, and restricted cash, beginning of period	25,635	7,104
Cash, cash equivalents, and restricted cash, end of period	$49,611	$19,642
Supplemental disclosures of cash flow information:
Cash paid (received) during the periods for:
Interest	$8,856	$13,462
Income taxes	$(2,766)	$2,226
Non-cash investing activities:
Acquisition of long-term assets included in accounts payable and accrued expenses	$1,980	$67
Debt issuance costs included in accounts payable and accrued liabilities	$—	$1,154
See accompanying notes to condensed consolidated financial statements.

VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at March 31, 2019	$314	$1,424,173	$(612,061)	$(293,575)	$11,291	$530,142
Stock option exercises	1	783				784
Share-based expense		11,216				11,216
Employee taxes paid on withholding shares				(457)		(457)
Common stock repurchases	(1)			(9,999)		(10,000)
Equity component of convertible notes, net of issuance costs and tax		50,123				50,123
Purchase of capped calls, net of tax		(21,553)				(21,553)
Foreign currency translation adjustment					(6,343)	(6,343)
Unrealized gain on derivatives					(794)	(794)
Net income			4,524			4,524
Balance at June 30, 2019	$314	$1,464,742	$(607,537)	$(304,031)	$4,154	$557,642

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at March 31, 2020	$320	$1,506,664	$(634,764)	$(318,791)	$(14,716)	$538,713
Stock option exercises	—	88				88
Share-based expense		12,303				12,303
Employee taxes paid on withholding shares				(523)		(523)
Foreign currency translation adjustment					4,069	4,069
Unrealized loss on derivatives					1,419	1,419
Net loss			(8,430)			(8,430)
Balance at June 30, 2020	$320	$1,519,055	$(643,194)	$(319,314)	$(9,228)	$547,639
See accompanying notes to condensed consolidated financial statements.

VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2018	$310	$1,415,682	$(611,985)	$(275,009)	$6,770	$535,768
Cumulative effect adjustment upon the adoption of Topic 842			458			458
Stock option exercises	5	1,259				1,264
Share-based expense		19,231				19,231
Employee taxes paid on withholding shares				(19,023)		(19,023)
Common stock repurchases	(1)			(9,999)		(10,000)
Equity component of convertible notes, net of issuance costs and tax		50,123				50,123
Purchase of capped calls, net of tax		(21,553)				(21,553)
Foreign currency translation adjustment					(1,135)	(1,135)
Unrealized gain on derivatives					(1,481)	(1,481)
Net income			3,990			3,990
Balance at June 30, 2019	$314	$1,464,742	$(607,537)	$(304,031)	$4,154	$557,642

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2019	$316	$1,494,469	$(631,009)	$(306,043)	$9,329	$567,062
Stock option exercises	4	239				243
Share-based expense		24,347				24,347
Employee taxes paid on withholding shares				(13,271)		(13,271)
Foreign currency translation adjustment					(19,558)	(19,558)
Unrealized loss on derivatives					1,001	1,001
Net loss			(12,185)			(12,185)
Balance at June 30, 2020	$320	$1,519,055	$(643,194)	$(319,314)	$(9,228)	$547,639

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
For our Business customers, we provide innovative, cloud-based Applications, comprised of integrated voice, text, video, data, collaboration, and mobile applications over our flexible, scalable SIP-based VoIP network. We also offer API solutions designed to enhance the way businesses communicate with their customers by embedding communications into apps, websites and business processes. In combination, our products and services permit our business customers to communicate with their customers and employees through any cloud-connected device, in any place, at any time without the often costly investment required with on-site equipment. We have a robust set of product families tailored to serve the full range of the business value chain, from the SMB market, through mid-market and enterprise markets. We provide customers with multiple deployment options, designed to provide the reliability and quality of service they demand. We provide customers the ability to integrate our cloud communications platform with many cloud-based productivity and CRM solutions, including Google’s G Suite, Zendesk, Salesforce’s Sales Cloud, Oracle, and Clio. With our ability to integrate these cloud-based, workplace tools, Vonage integrates the entire business communications value chain - from employee communications that maximize productivity to the direct engagement with customers that APIs provides. When combined with our MPLS network, as well as voice services over customers' broadband networks via our SmartWan solution, we create a differentiated offering.
We also provide a robust suite of feature-rich residential communication solutions that allow consumers to connect their home phones and mobile phones on one number and we offer attractive international long distance rates that help create a loyal base of satisfied customers.
Customers in the United States represented 68% and 71% of our consolidated revenues for the three months ended June 30, 2020 and 2019 and 69% and 72% for the six months ended June 30, 2020 and 2019, respectively, with the balance in Canada, the United Kingdom, China, Singapore, Netherlands, and other countries around the world.
Unaudited Interim Financial Information
The accompanying unaudited interim condensed consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the SEC's regulations for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the Company's financial position, results of operations, comprehensive income, cash flows, and stockholders’ equity for the periods presented. The results for the six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year.
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
COVID-19 has created and may continue to create uncertainty in customer payments, reduced usage, and issuance of customer credits to distressed customers served by certain product lines. As of the date of our condensed consolidated financial statements, we are not aware of any specific event or circumstance that would require us to materially update our estimates or judgments. However, these estimates may change as new events occur and additional information is obtained, which may result in changes being recognized in our condensed consolidated financial statements in future periods. In particular and in light of the COVID-19 pandemic, the assumptions and estimates associated with collectability assessment of revenue and credit losses of accounts receivable may have a material impact our consolidated financial statements in future periods, depending on the continued duration or degree of the impact of the COVID-19 pandemic on the global economy.
Reclassifications
Reclassifications have been made to our condensed consolidated financial statements for the prior year periods to conform to classifications used in the current year periods. The reclassifications did not affect results of operations, net assets or cash flows.
Note 2.    Summary of Significant Accounting Policies
This footnote should be read in conjunction with the complete description of our significant accounting policies under Note 2, Summary of Significant Accounting Policies to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.
Service, Access, and Product Cost of Revenues
Service, access, and product cost of revenues excludes depreciation and amortization expense of $11,148 and $9,144 for the three months ended June 30, 2020 and 2019 and $22,304 and $18,562 for the six months ended June 30, 2020 and 2019, respectively. In addition, costs of goods sold included in service, access, and product cost of revenues during the three months ended June 30, 2020 and 2019 were $2,419 and $5,563 and during the six months ended June 30, 2020 and 2019 were $6,095 and $11,191, respectively.
Sales and Marketing Expenses
We incurred advertising costs, which are included in sales and marketing of $14,290 and $16,586 for the three months ended June 30, 2020 and 2019 and $23,750 and $34,336 for the six months ended June 30, 2020 and 2019, respectively.
Fair Value of Financial Instruments
Certain of the Company's other financial instruments, which include cash and cash equivalents, restricted cash, accounts receivable and accounts payable, approximate fair value due to their short-term nature and as such are classified as Level 1. We believe the fair value of our 2018 Credit Facility at June 30, 2020 and December 31, 2019 was approximately the same as its carrying amount as the facility bears interest at a variable rate indexed to current market conditions and is classified as Level 2 within the fair value hierarchy.

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
As of June 30, 2020 and December 31, 2019, the fair value of the 1.75% convertible senior notes due 2024 (the “Convertible Senior Notes”) was approximately $316,958 and $309,641, respectively. The fair value was determined based on the quoted price for the Convertible Senior Notes in an inactive market on the last trading day of the reporting period and is classified as Level 2 in the fair value hierarchy.
Supplemental Balance Sheet Information
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to amounts included in the consolidated statements of cash flows:

	As of June 30,		As of December 31,
	2020	2019	2019	2018
Cash and cash equivalents	$47,565	$17,963	$23,620	$5,057
Restricted cash	2,046	1,679	2,015	2,047
Total cash, cash equivalents and restricted cash	$49,611	$19,642	$25,635	$7,104

The following tables provides supplemental information of intangible assets and accrued expenses within the consolidated balance sheets:

Intangible assets, net

	June 30, 2020			December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$267,558	$(129,404)	$138,154	$272,767	$(115,583)	$157,184
Developed technology	165,839	(90,510)	75,329	169,722	(80,523)	89,199
Patents and patent licenses	20,807	(20,006)	801	20,554	(19,228)	1,326
Trade names	6,741	(6,741)	—	7,074	(4,878)	2,196
Non-compete agreements	974	(974)	—	970	(970)	—
Total intangible assets	$461,919	$(247,635)	$214,284	$471,087	$(221,182)	$249,905

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Accrued expenses

	June 30, 2020	December 31, 2019
Compensation and related taxes and temporary labor	$35,104	$40,101
Marketing	21,577	15,294
Taxes and fees	23,858	22,922
Telecommunications	41,656	40,498
Interest	804	873
Customer credits	6,187	2,772
Professional fees	3,622	4,482
Inventory	877	871
Other accruals	11,782	9,776
Accrued expenses	$145,467	$137,589
Goodwill
The Company's goodwill is derived primarily from the acquisitions of Vocalocity, Telesphere, iCore, Simple Signal, Nexmo, TokBox, and NewVoiceMedia which are included in the Company's Business segment. The following table provides a summary of the changes in the carrying amounts of goodwill:

Balance at December 31, 2019	$602,970
Foreign currency translation adjustment	(9,248)
Balance at June 30, 2020	$593,722
Recent Accounting Pronouncements
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

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which requires the use of a new current expected credit loss ("CECL") model in estimating allowances for doubtful accounts with respect to accounts receivable. Receivables from revenue transactions, or trade receivables, are recognized when the corresponding revenue is recognized under ASC Topic 606, Revenue from Contracts with Customers. The CECL model requires that the Company estimate its lifetime expected credit loss with respect to these receivables and record allowances that when deducted from the balance of the receivables, represent the estimated net amounts expected to be collected. Given the generally short term nature of trade receivables, we do not apply a discounted cash flow methodology. However, the Company considers whether historical loss rates are consistent with expectations of forward-looking estimates for our trade receivables. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company adopted the new standard on January 1, 2020. The adoption of this ASU did not have a material impact on our condensed consolidated financial statements and related disclosures. Due to the COVID-19 pandemic and impact on economic conditions, the Company included in its estimate of expected credit losses additional reserves related to trade receivables for those customers in industries most significantly impacted by these events. The Company will continue to actively monitor the impact of the COVID-19 pandemic on its estimate of expected credit losses.

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

	Three Months Ended			Three Months Ended
	June 30, 2020			June 30, 2019
	Business	Consumer	Total	Business	Consumer	Total
Primary geographical markets
United States	$132,820	$77,762	$210,582	$122,898	$89,837	$212,735
Canada	2,012	4,097	6,109	1,951	4,942	6,893
United Kingdom	16,714	2,425	19,139	15,625	2,785	18,410
Other Countries	74,703	—	74,703	59,546	—	59,546
	$226,249	$84,284	$310,533	$200,020	$97,564	$297,584
Major Sources of Revenue
Service revenues	$212,310	$75,045	$287,355	$180,014	$87,244	$267,258
Access and product revenues	9,109	52	9,161	11,707	60	11,767
USF revenues	4,830	9,187	14,017	8,299	10,260	18,559
	$226,249	$84,284	$310,533	$200,020	$97,564	$297,584

	Six Months Ended			Six Months Ended
	June 30, 2020			June 30, 2019
	Business	Consumer	Total	Business	Consumer	Total
Primary geographical markets
United States	$259,367	$157,769	$417,136	$235,336	$181,703	$417,039
Canada	3,945	8,663	12,608	3,358	10,110	$13,468
United Kingdom	33,005	5,056	38,061	39,506	5,695	$45,201
Other Countries	140,185	—	140,185	101,417	—	$101,417
	$436,502	$171,488	$607,990	$379,617	$197,508	$577,125
Major Sources of Revenue
Service revenues	$407,959	$152,288	$560,247	$339,359	$176,244	$515,603
Access and product revenues	19,231	115	19,346	23,404	128	23,532
USF revenues	9,312	19,085	28,397	16,854	21,136	37,990
	$436,502	$171,488	$607,990	$379,617	$197,508	$577,125

In addition, the Company recognizes service revenues from its customers through subscription services provided or through usage or pay-per-use type arrangements. During the three and six months ended June 30, 2020, the Company recognized $154,127 and $310,582 related to subscription services, $111,379 and $204,426 related to usage, and $45,027 and $92,982 related to other revenues such as USF, other regulatory fees, and credits. During the three and six months ended June 30, 2019, the Company recognized $159,220 and $321,766 related to subscription services, $86,668 and $154,515 related to usage, and $51,696 and $100,844 related to other revenues such as USF, other regulatory fees, and credits.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Contract Assets and Liabilities
The following table provides information about receivables and contract liabilities from contracts with customers:

	June 30, 2020	December 31, 2019
Receivables (1)	$114,554	$101,813
Contract liabilities (2)	65,171	59,464
(1) Amounts included in accounts receivables on our condensed consolidated balance sheets.
(2) Amounts included in deferred revenues on our condensed consolidated balance sheet.
Our deferred revenue represents the advance consideration received from customers for subscription services and is predominantly recognized as transfer of control occurs. During the three and six months ended June 30, 2020, the Company recognized revenue of $109,511 and $218,386, respectively, related to its contract liabilities. During the three and six months ended June 30, 2019, the Company recognized revenue of $115,164 and $233,196, respectively, related to its contract liabilities. We expect to recognize $65,171 into revenue over the next twelve months related to our deferred revenue as of June 30, 2020.
Remaining Performance Obligation
Transaction price allocated to the remaining performance obligation represents contracted revenue that has not yet been recognized. The typical subscription term may range from 1 month to 3 years. Contracted revenue as of June 30, 2020 that has not yet been recognized was approximately $0.4 billion. This excludes contracts with an original expected length of less than one year. The Company expects to recognize the majority of its remaining performance obligation over the next 18 months.
Contract Acquisition Costs
We have various commission programs for internal sales personnel and channel partners that are incremental to the acquisition of customer contracts. These costs are recorded as deferred contract acquisition costs on the consolidated balance sheets which eligible employees and third parties may earn a commission on sales of services and products to customers. We expect that these commission fees are recoverable and, therefore, we have capitalized $76,413 and $68,982 as contract costs, net of accumulated amortization, as of June 30, 2020 and December 31, 2019, respectively, included within deferred customer acquisitions costs, current portion and deferred customer acquisition costs on our condensed consolidated balance sheet. Capitalized commission fees are amortized to sales and marketing expense over estimated customer life, which is 7 years for Business customers. The amounts amortized to sales and marketing expense were $3,906 and $7,567 for the three and six months ended June 30, 2020, and $2,391 and $4,921 for the three and six months ended June 30, 2019, respectively. There were no impairment losses recognized in relation to the costs capitalized during the six months ended June 30, 2020 and 2019. In addition, the Company expenses sales commissions for commission plans related to customer arrangements deemed less than a year and for residuals and renewals.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 4.    Earnings Per Share
The following table sets forth the computation for basic and diluted loss per share for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator
Net (loss) income	$(8,430)	$4,524	$(12,185)	$3,990
Denominator
Weighted average common shares outstanding for basic net (loss) earnings per share	245,385	242,475	244,506	241,507
Dilutive effect of stock options and restricted stock units	—	7,245	—	8,014
Diluted weighted average common shares outstanding	245,385	249,720	244,506	249,521
Basic (loss) earnings per share
Basic (loss) earnings per share	$(0.03)	$0.02	$(0.05)	$0.02
Diluted (loss) earnings per share
Diluted (loss) earnings per share	$(0.03)	$0.02	$(0.05)	$0.02

For the three and six months ended June 30, 2020 and 2019, the following were excluded from the calculation of diluted loss per common share because of their anti-dilutive effects:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Restricted stock units	12,409	6,610	12,409	5,846
Stock options	4,777	1,828	4,777	1,823
	17,186	8,438	17,186	7,669

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

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 5. Income Taxes

The income tax consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Loss before income taxes	$(6,937)	$(8,801)	$(10,942)	$(19,385)
Income tax (expense) benefit	(1,493)	13,325	(1,243)	23,375
Effective tax rate	21.5%	(151.4)%	11.4%	(120.6)%

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

For the three and six months ended June 30, 2020, our effective tax rate was different than the statutory rate primarily due to a discrete period tax benefit of $2,019 during the first half of the year which was recognized related to excess tax benefits on equity compensation. In addition, the Company’s actual effective tax rate for the current year has been impacted due to limitations on executive compensation and inclusion of income in the U.S. due to foreign disregarded entities compared to the overall pretax loss for the quarter.
For the three and six months ended June 30, 2019, our effective tax rate was different than the statutory rate primarily due to a discrete period tax benefit of $1,404 and $6,153, respectively, which were recognized related to excess tax benefits on equity compensation. In addition, the Company’s annual effective income rate was higher due to limitation on executive compensation and the inclusion of income in the U.S. due to foreign disregarded entities.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, which is commonly known as the CARES Act, was enacted into law. As permitted by the CARES Act, the Company has accelerated the refund request for previously paid Alternative Minimum Taxes and deferred the employer portion of the social security payroll tax. We continue to assess the Company's potential benefits of the CARES Act and ongoing government guidance related to COVID-19.
Uncertain Tax Positions
The Company had uncertain tax benefits of $721 and $914 as of June 30, 2020 and December 31, 2019, respectively. The Company recognizes interest and penalties related to uncertain tax benefits in income tax expense. The Company did not incur any interest expense or penalties during the three and six months ended June 30, 2020 and incurred $149 for both the three and six months ended June 30, 2019, respectively. The following table reconciles the total amounts of uncertain tax benefits:

	June 30, 2020	December 31, 2019
Balance as of January 1	$914	$1,107
Increase due to current year positions	—	155
Decrease due to prior year positions	—	(243)
Decrease due to settlements and payments	(173)	(86)
Decrease due to lapse of applicable statute of limitations	—	(71)
(Decrease) increase due to foreign currency fluctuation	(20)	52
Uncertain tax benefits as of the end of the period	$721	$914

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Net Operating Loss Carry Forwards
As of June 30, 2020, the Company has U.S. Federal and state NOL carryforwards of $509,313 and $237,667, respectively, which expire at various times through 2037. In addition, we have NOLs for United Kingdom tax purposes of $165,104 with no expiration date.
Note 6.    Long-Term Debt
This footnote should be read in conjunction with the complete description of our financing arrangements under Note 8, Long-Term Debt, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.
The following table summarizes the Company's long-term debt as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Revolving credit facility - due 2023	245,500	220,500
Convertible senior notes - due 2024	345,000	345,000
Long-term debt including current maturities	590,500	565,500
Less unamortized discount	55,071	61,234
Less debt issuance costs	6,310	7,108
Total long-term debt	$529,119	$497,158
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
Prior to December 1, 2023, the notes will be convertible only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. We will satisfy any conversion election by paying or delivering, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock. During the six months ended June 30, 2020, the conditions allowing holders of the Convertible Senior Notes to convert were not met.
The net carrying amount of the liability component of the Convertible Senior Notes was as follows:

June 30, 2020
Principal	$345,000
Unamortized discount	(55,071)
Unamortized issuance cost	(6,310)
Net carrying amount	$283,619

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The following table sets forth the interest expense recognized related to the Convertible Senior Notes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Contractual interest expense	$1,509	$276	$3,018	$276
Amortization of debt discount	3,109	487	6,163	487
Amortization of debt issuance costs	399	74	798	74
Total interest expense related to the Convertible Senior Notes	$5,017	$837	$9,979	$837
In connection with the pricing of the Convertible Senior Notes and subsequently in connection with the exercise of the initial purchaser's option to purchase additional notes, the Company entered into privately negotiated capped call transactions with certain counterparties (the "Capped Calls"). The Capped Calls each have a strike price of $16.72 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Convertible Senior Notes. The Capped Calls have initial cap prices of $23.46 per share, subject to certain adjustments. The Capped Calls are expected generally to reduce potential dilution to the Company's common stock upon any conversion of notes and/or offset any cash payments the Company is required to make in excess of the aggregate principal amount of converted notes, as the case may be, with such reduction and/or offset subject to a cap. The initial cap price of the Capped Call transactions was $23.46. The net cost of $28,325 incurred to purchase the Capped Calls and related income tax benefit of $6,772 was recorded as a reduction to additional paid-in capital on the Company's consolidated balance sheet during the quarter ended June 30, 2019 and are not accounted for as derivatives.
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
During the six months ended June 30, 2020, we borrowed $75 million under the revolving credit facility and repaid $50 million under the revolving facility. In addition, the effective interest rate was 2.95% as of June 30, 2020. During the six months ended June 30, 2019, we repaid $311 million under the revolving credit facility, $95 million under the 2018 term note, and borrowed $134 million under the revolving credit facility. As of June 30, 2020, we were in compliance with all covenants, including financial covenants, for the 2018 Credit Facility.
Interest Rate Swaps
On July 14, 2017, we executed on three interest rate swap agreements to hedge the variability of expected future cash interest payments. The swaps had an aggregate notional amount of $150 million and were effective on July 31, 2017. Under the swaps our interest rate was fixed at 4.7%. The swaps expired on June 3, 2020 at which time the Company recognized previously deferred amounts within interest expense. The interest rate swaps were accounted for as cash flow hedges in accordance with ASC 815, Derivatives and Hedging.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

As of December 31, 2019, the fair market value of the swaps was $18, which was included in other assets on our condensed consolidated balance sheet. The following table summarizes the effects of ASC 815 on the Company's accumulated OCI balance attributable to cash flow derivatives:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Accumulated OCI beginning balance	$(1,419)	$288	$(1,001)	$975
Reclassified from accumulated OCI to income:
Due to reclassification of previously deferred amounts	1,184	(132)	1,051	(265)
Change in fair value of cash flow hedge accounting contracts, net of tax	235	(662)	(50)	(1,216)
Accumulated OCI ending balance, net of tax benefit of $— and $100, respectively	$—	$(506)	$—	$(506)
Gains expected to be reclassified from accumulated OCI during the next 12 months	$—	$531	$—	$531
Note 7.  Leases

The Company entered into various non-cancelable operating lease agreements for certain of our existing office and telecommunications co-location space as well as operating leases for certain equipment. The operating leases expire at various times through 2026. We are committed to pay a portion of the buildings’ operating expenses as required under the arrangements which we will separate as a non-lease component when readily determinable. The Company did not have any finance leases as of June 30, 2020 and December 31, 2019.

The Company incurred operating lease expense of $2,900 and $5,865, respectively, during the three and six months ended June 30, 2020 and $3,726 and $7,667, respectively, during the three and six months ended June 30, 2019, related to its operating leases. In addition, the Company received sub-lease income of $292 and $611, respectively, during the three and six months ended June 30, 2020 and $370 and $636, respectively, during the three and six months ended June 30, 2019. Additionally, the remaining weighted average lease term for our operating leases was 4.09 years and the weighted average discount rate utilized to measure the Company's operating leases was 5.04% as of June 30, 2020.

Supplemental cash flow related to the Company's operating leases is as follows:

	Six Months Ended
	June 30, 2020	June 30, 2019

Cash paid for amounts included in the measurement of lease liabilities	$8,199	$8,681
Right-of-use assets obtained in exchange for lease obligations	$1,261	$—

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Maturities of operating lease liabilities as of June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020	December 31, 2019

For the year ended December 31, 2020 (excluding the six months ended June 30, 2020 for the period ended June 30, 2020)	$6,827	15,017
2021	11,904	11,663
2022	8,181	7,599
2023	6,553	7,197
2024	2,252	6,592
Thereafter	4,541	21,178
Total lease payments	40,258	69,246
Less imputed interest	(3,820)	(11,047)
Total	$36,438	$58,199

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

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 8.    Common Stock
As of June 30, 2020 and December 31, 2019, the Company had 596,950 shares of common stock authorized and had 17,562 shares available for grants under our share-based compensation programs as of June 30, 2020. For a detailed description of our share-based compensation programs refer to Note 10, Employee Stock Benefit Plans in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. The following table reflects the changes in the Company's common stock issued and outstanding:

For the Three Months Ended
(in thousands)	Issued	Treasury	Outstanding
Balance at March 31, 2019	314,233	(71,857)	242,376
Shares issued under the 2015 Equity Incentive Plan	492	—	492
Employee taxes paid on withholding shares	—	(47)	(47)
Common stock repurchase	—	(853)	(853)
Balance at June 30, 2019	314,725	(72,757)	241,968

Balance at March 31, 2020	319,880	(74,634)	245,246
Shares issued under the 2015 Equity Incentive Plan	275	—	275
Employee taxes paid on withholding shares	—	(66)	(66)
Balance at June 30, 2020	320,155	(74,700)	245,455

For the Six Months Ended
(in thousands)	Issued	Treasury	Outstanding
Balance at December 31, 2018	309,736	(69,993)	239,743
Shares issued under the 2015 Equity Incentive Plan	4,989	—	4,989
Employee taxes paid on withholding shares	—	(1,911)	(1,911)
Common stock repurchase	—	(853)	(853)
Balance at June 30, 2019	314,725	(72,757)	241,968

Balance at December 31, 2019	315,808	(72,959)	242,849
Shares issued under the 2015 Equity Incentive Plan	4,347	—	4,347
Employee taxes paid on withholding shares	—	(1,741)	(1,741)
Balance at June 30, 2020	320,155	(74,700)	245,455

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 9.    Commitments and Contingencies
Litigation
From time to time we are subject to legal proceedings, claims and investigations relating to our business, including claims of alleged infringement of commercial, employment, intellectual property rights, and other matters. From time to time, we receive letters or other communications from third parties inviting us to obtain patent licenses that might be relevant to our business or alleging that our services infringe upon third-party patents or other intellectual property. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss or range of loss can be reasonably estimated. These provisions, if any, are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. We believe that we have valid defenses with respect to the legal matters pending against us and are vigorously defending these matters. Given the uncertainty surrounding litigation and our inability to assess the likelihood of a favorable or unfavorable outcome in such matters and our inability to reasonably estimate the amount of loss or range of loss, it is possible that the resolution of one or more of these matters could have a material adverse effect on our condensed consolidated financial position, cash flows or results of operations.
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
State and Municipal Taxes
In accordance with generally accepted accounting principles, we make a provision for a liability for taxes when it is both probable that a liability has been incurred and the amount of the liability or range of liability can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. From time to time, we have received inquiries from a number of states and local taxing agencies with respect to the remittance of sales, use, telecommunications, and excise taxes. Several jurisdictions are currently conducting tax audits of the Company's records. While the Company collects or has accrued for taxes that it believes are required to be remitted, it has reviewed its positions in those various jurisdictions as well as other regulatory fees and has established appropriate reserves. As such, we have established reserves of $4,421 and $3,175 as of June 30, 2020 and December 31, 2019, respectively, as our best estimate of the potential tax exposure for any retroactive assessment.

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
For our segments we categorize revenues as follows:
Services revenues. Services revenues consists primarily of revenue attributable to our communication services for Consumer and SD-WAN, Applications and API Platform services for Business,
Access and product revenues. Product revenues include equipment sold to customers, shipping and handling, professional services, and broadband access, as well as revenues associated with providing access services to Business customers.
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

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Information about our segment results for the three and six months ended June 30, 2020 were as follows:

	Three Months Ended			Six Months Ended
	June 30, 2020			June 30, 2020
	Business	Consumer	Total	Business	Consumer	Total
Revenues
Service revenues	$212,310	$75,045	$287,355	$407,959	$152,288	$560,247
Access and product revenues (1)	9,109	52	9,161	19,231	115	19,346
Service, access and product revenues excluding USF	221,419	75,097	296,516	427,190	152,403	579,593
USF revenues	4,830	9,187	14,017	9,312	19,085	28,397
Total revenues	226,249	84,284	310,533	436,502	171,488	607,990

Cost of revenues
Service cost of revenues (2)	100,638	8,671	109,309	192,995	17,183	210,178
Access and product cost of revenues (1)	10,266	396	10,662	21,862	969	22,831
Service, access and product cost of revenues excluding USF	110,904	9,067	119,971	214,857	18,152	233,009
USF cost of revenues	4,830	9,187	14,017	9,312	19,085	28,397
Total cost of revenues	115,734	18,254	133,988	224,169	37,237	261,406

Segment gross margin
Service margin	111,672	66,374	178,046	214,964	135,105	350,069
Access and product margin	(1,157)	(344)	(1,501)	(2,631)	(854)	(3,485)
Gross margin excluding USF (Service, access and product margin)	110,515	66,030	176,545	212,333	134,251	346,584
Segment gross margin	$110,515	$66,030	$176,545	$212,333	$134,251	$346,584

Segment gross margin %
Service margin %	52.6%	88.4%	62.0%	52.7%	88.7%	62.5%
Gross margin excluding USF (Service, access and product margin %)	49.9%	87.9%	59.5%	49.7%	88.1%	59.8%
Segment gross margin %	48.8%	78.3%	56.9%	48.6%	78.3%	57.0%
(1) Includes customer premise equipment, access, and shipping and handling.
(2) Excludes depreciation and amortization of $9,891 and $1,257 for the three months ended June 30, 2020 and $19,679 and $2,625 for the six months ended June 30, 2020, respectively.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Information about our segment results for the three and six months ended June 30, 2019 were as follows:

	Three Months Ended			Six Months Ended
	June 30, 2019			June 30, 2019
	Business	Consumer	Total	Business	Consumer	Total
Revenues
Service revenues	$180,014	$87,244	$267,258	$339,359	$176,244	$515,603
Access and product revenues (1)	11,707	60	11,767	23,404	128	23,532
Service, access and product revenues excluding USF	191,721	87,304	279,025	362,763	176,372	539,135
USF revenues	8,299	10,260	18,559	16,854	21,136	37,990
Total revenues	200,020	97,564	297,584	379,617	197,508	577,125

Cost of revenues
Service cost of revenues (2)	86,290	8,861	95,151	156,144	18,119	174,263
Access and product cost of revenues (1)	13,594	917	14,511	27,465	1,914	29,379
Service, access and product cost of revenues excluding USF	99,884	9,778	109,662	183,609	20,033	203,642
USF cost of revenues	8,299	10,260	18,559	16,854	21,136	37,990
Total cost of revenues	108,183	20,038	128,221	200,463	41,169	241,632

Segment gross margin
Service margin	93,724	78,383	172,107	183,215	158,125	341,340
Access and product margin	(1,887)	(857)	(2,744)	(4,061)	(1,786)	(5,847)
Gross margin excluding USF (Service, access and product margin)	91,837	77,526	169,363	179,154	156,339	335,493
Segment gross margin	$91,837	$77,526	$169,363	$179,154	$156,339	$335,493

Segment gross margin %
Service margin %	52.1%	89.8%	64.4%	54.0%	89.7%	66.2%
Gross margin excluding USF (Service, access and product margin %)	47.9%	88.8%	60.7%	49.4%	88.6%	62.2%
Segment gross margin %	45.9%	79.5%	56.9%	47.2%	79.2%	58.1%
(1) Includes customer premise equipment, access, and shipping and handling.
(2) Excludes depreciation and amortization of $7,978 and $1,166 for the three months ended June 30, 2019 and $16,192 and $2,370 for the six months ended June 30, 2019, respectively.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

A reconciliation of the total of the reportable segments' gross margin to consolidated income before income taxes is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Total reportable gross margin	$176,545	$169,363	$346,584	$335,493
Sales and marketing	90,827	95,362	176,448	190,885
Engineering and development	19,784	16,891	38,987	33,417
General and administrative	42,820	36,615	83,702	72,074
Depreciation and amortization	20,692	20,662	41,177	41,876
Income (Loss) from operations	2,422	(167)	6,270	(2,759)

Interest expense	(9,321)	(8,487)	(17,403)	(16,063)
Other income (expense), net	(38)	(147)	191	(563)
Loss before income tax benefit	$(6,937)	$(8,801)	$(10,942)	$(19,385)
Information about our operations by geographic location is as follows:

	June 30, 2020	December 31, 2019
Long-lived assets:
United States	$635,124	$640,277
United Kingdom	272,051	299,660
Israel	1,515	1,609
	$908,690	$941,546

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion together with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q and our audited financial statements included in our Annual Report on Form 10-K. This discussion contains forward-looking statements. These forward-looking statements are based on information available at the time the statements are made and/or management’s belief as of that time with respect to future events and involve risks and uncertainties that could cause actual results and outcomes to be materially different. Important factors that could cause such differences include but are not limited to: the impact of the COVID-19 pandemic; the competition we face; the expansion of competition in the cloud communications market; risks related to the acquisition or integration of businesses we have acquired; our ability to adapt to rapid changes in the cloud communications market; the nascent state of the cloud communications for business market; our ability to retain customers and attract new customers cost-effectively; the risk associated with developing and maintaining effective internal sales teams and effective distribution channels; security breaches and other compromises of information security; risks associated with sales of our services to medium-sized and enterprise customers; our reliance on third-party hardware and software; our dependence on third-party facilities, equipment, systems and services; system disruptions or flaws in our technology and systems; our ability to comply with data privacy and related regulatory matters; our ability to scale our business and grow efficiently; our dependence on third party vendors; the impact of fluctuations in economic conditions, particularly on our small and medium business customers; our ability to obtain or maintain relevant intellectual property licenses or to protect our trademarks and internally developed software; restrictions in our debt agreements that may limit our operating flexibility; our ability to obtain additional financing if required; our ability to raise funds necessary to settle conversion of the 2024 convertible senior notes; conditional conversion features of the convertible senior notes; the cash settlement of the convertible senior notes; the effects of the capped call transactions in connection with the convertible senior notes; fraudulent use of our name or services; intellectual property and other litigation that have been and may be brought against us; reliance on third parties for our 911 services; uncertainties relating to regulation of business services; risks associated with legislative, regulatory or judicial actions regarding our business products; risks associated with operating abroad; risks associated with the taxation of our business; governmental regulation and taxes in our international operations; liability under anti-corruption laws or from governmental export controls or economic sanctions; our dependence on our customers' unimpeded access to broadband connections; foreign currency exchange risk; our history of net losses and ability to achieve consistent profitability in the future; our ability to fully realize the benefits of our net operating loss carry-forwards if an ownership change occurs; certain provisions of our charter documents; and other factors that are set forth under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, and therefore, you should not rely on these forward-looking statements as representing our views as of any date subsequent to the date this Form 10-Q is filed with the Securities and Exchange Commission.
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
Impact of COVID-19
A novel strain of coronavirus, or COVID-19, was first identified in China in December 2019 and subsequently declared a pandemic in March 11, 2020, by the World Health Organization. To date, COVID-19 has impacted nearly all regions around the world and resulted in travel restrictions and business slowdowns worldwide. The full impact of the pandemic on our business, operations and financial results has and will depend on various factors that continue to evolve, which we may not accurately predict. In response to the COVID-19 pandemic, governments across the world have enacted measures aimed at containing the spread of the virus, including ordering the closure of all businesses not deemed "essential," restricting residents to their homes, and the practice of social distancing when engaging in authorized activities. While some of these restrictions have been lifted on a global scale, many regions, including the United States where Vonage is headquartered, are experiencing a resurgence of COVID-19. As a result of the COVID-19 pandemic, all travel has been severely curtailed to protect the health of our employees and to comply with local guidelines, and we have temporarily closed the majority of Vonage offices worldwide (including our corporate headquarters), both of which disrupt how we typically operate our business.
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

Recent Significant Events
On June 8, 2020, the Company announced that the Board of Directors had appointed Rory Read as President and Chief Executive Officer of the Company and as a director of the Company. Mr. Read assumed his new roles on July 1, 2020 and succeeded Alan Masarek, who stepped down as Chief Executive Officer and director of the Company. Mr. Masarek remained in his position until July 1, 2020 to assist in the transition.
In connection with Mr. Read's appointment, and under his leadership, the Company is evaluating a business-wide optimization and alignment project to focus the Company's resources and drive stronger operational execution, which includes the Consumer evaluation previously announced on February 18, 2020. The Company expects to complete this broad assessment during the second half of 2020.
Trends in Our Industry
A variety of trends in our industry have a significant effect on our results of operations and are important to an understanding of our financial statements.
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

Key Operating Data

The table below includes key operating data that our management uses to measure the growth and operating performance of the Business segment:

Business	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Service revenue per customer	$509	$440	$492	$416
Business revenue churn	0.9%	1.0%	0.9%	1.0%
Service Revenue per Customer. Service revenues per customer for a particular period is calculated by dividing the average monthly service revenues for the period by the average number of customers over the number of months in the period. The average number of customers is the number of customers on the first day of the period, plus the number of customers on the last day of the period, divided by two. Service revenues excludes revenues from trading and auction customers. Service revenue per customer increased from $440 for the three months ended June 30, 2019 to $509 for the three months ended June 30, 2020 primarily driven by the Company's successful efforts to attract larger business customers and to expand services provided to our existing business customers. Service revenue per customer increased from $416 for the six months ended June 30, 2019 to $492 for the six months ended June 30, 2020 primarily driven by the Company's successful efforts to attract larger business customers and to expand services provided to our existing business customers.

Business Revenue Churn. Business revenue churn is calculated by dividing the revenue from customers or customer locations that have been confirmed to be foregone during a period by the simple average of the total revenue from all customers in that period. Revenue for purposes of determining Business revenue churn is service revenue excluding revenue from our trading and auction customers, and usage in excess of a customer’s contracted service plan, regulatory fees charged to customers, and credits. The simple average of total revenue from all customers during the period is the total revenue as defined herein on the first day of the period, plus the total revenue as defined herein on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first month after activation. Other companies may calculate business revenue churn differently, and their business revenue churn data may not be directly comparable to ours. Business revenue churn decreased from 1.0% for the three months ended June 30, 2019 to 0.9% for the three months ended June 30, 2020.  Business revenue churn decreased from 1.0% for the six months ended June 30, 2019 to 0.9% for the six months ended June 30, 2020. Our revenue churn may fluctuate over time due to economic conditions, seasonality in certain customer's operations, loss of customers who are acquired, and competitive pressures including promotional pricing. We are continuing to invest in our overall quality of service which includes customer care headcount and systems, billing systems, on-boarding processes and self-service options to ensure we scale our processes to our growth and continue to improve the overall customer experience.
The table below includes key operating data that our management uses to measure the growth and operating performance of the Consumer segment:

Consumer	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Average monthly revenues per subscriber line	$27.59	$26.89	$27.40	$26.62
Subscriber lines (at period end)	998,475	1,185,835	998,475	1,185,835
Customer churn	1.5%	1.7%	1.6%	1.8%
Average Monthly Revenues per Subscriber Line. Average monthly revenues per subscriber line for a particular period is calculated by dividing our revenues for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. The simple average number of subscriber lines for the period is the number of subscriber lines on the first day of the period, plus the number of subscriber lines on the last day of the period, divided by two. Our average monthly revenues per subscriber line increased from $26.89 for the three months ended June 30, 2019 to $27.59 for the three months ended June 30, 2020 due primarily to the Company's ability to retain its more tenured customers. Our average monthly revenues per subscriber line increased from $26.62 for the six months ended June 30, 2019 to $27.40 for the six months ended June 30, 2020 due primarily to the Company's ability to retain its more tenured customers.
Subscriber Lines. Our subscriber lines include, as of a particular date, all paid subscriber lines from which a customer can make an outbound telephone call on that date. Our subscriber lines include fax lines, including fax lines bundled with subscriber lines in our small office home office calling plans and soft phones, but do not include our virtual phone numbers and toll free numbers, which only allow inbound telephone calls to customers. Subscriber lines decreased from 1,185,835 as of June 30, 2019 to 998,475 as of June 30, 2020, reflecting planned actions to enhance the profitability of the assisted sales channel by eliminating lower performing locations and restructuring the pricing offers, and to shift investment to our business market.

Customer Churn. Customer churn is calculated by dividing the number of customers that have terminated during a period by the simple average of number of customers in a given period. The simple average number of customers during the period is the number of customers on the first day of the period, plus the number of customers on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first month after activation. Other companies may calculate customer churn differently, and their customer churn data may not be directly comparable to ours. Customer churn decreased from 1.7% for the three months ended June 30, 2019 to 1.5% for the three months ended June 30, 2020, respectively. Customer churn decreased from 1.8% for the six months ended June 30, 2019 to 1.6% for the six months ended June 30, 2020, respectively. We maximize customer value by focusing marketing spend on higher return channels and away from assisted selling channels which had higher early life churn. We monitor customer churn on a daily basis and use it as an indicator of the level of customer satisfaction. Customers who have been with us for a year or more tend to have a lower churn rate than customers who have not. In addition, our customers who are international callers generally churn at a lower rate than customers who are domestic callers. Our customer churn will fluctuate over time due to economic conditions, competitive pressures including promotional pricing targeting international long distance callers, marketplace perception of our services, and our ability to provide high quality customer care and network quality and add future innovative products and services. See the discussion above for detail regarding churn impacting our business customers.

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

Results of Operations
The following table sets forth, as a percentage of total revenues, our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Total revenues	100%	100%	100%	100%

Operating Expenses:
Cost of revenues (exclusive of depreciation and amortization)	43	43	43	42
Sales and marketing	29	32	29	33
Engineering and development	6	6	6	6
General and administrative	14	12	14	12
Depreciation and amortization	7	7	7	7
Total operating expenses	99	100	99	100
Income from operations	1	—	1	—
Other Income (Expense):
Interest expense	(3)	(3)	(3)	(3)
Other income (expense), net	—	—	—	—
Total other income (expense), net	(3)	(3)	(3)	(3)
Loss before income tax benefit	(2)	(3)	(2)	(3)
Income tax (expense) benefit	(1)	5	—	4
Net (loss) income	(3)%	2%	(2)%	1%

Management's Discussion of the Results of Operations for the Three and Six Months Ended June 30, 2020 and 2019
The Company reported loss before income taxes of $6,937 and $10,942 for the three and six months ended June 30, 2020, and $8,801 and $19,385 for the three and six months ended June 30, 2019, respectively. The improvement in performance was primarily due to higher gross margin of $7,182 and $11,091 for the three and six months ended June 30, 2020, mainly driven by the Business segment offset by higher other operating expenses of $4,593 and $2,062 for the three and six months ended June 30, 2020, driven by increases in general and administrative expense due to increased compensation costs as well as engineering and development expenses in connection with the Company's continued focus on innovation, offset by decrease in sales and marketing expenses due to lower media marketing costs along with certain marketing events being cancelled as a result of the COVID-19 pandemic.
The Company reported net loss of $8,430 and $12,185 for the three and six months ended June 30, 2020, and net income of $4,524 and $3,990 for the three and six months ended June 30, 2019, respectively. The increases in net loss for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 were mainly due to the aforementioned decreases in loss before income taxes and the increase in income tax of $14,818 and $24,618 due to a large tax benefit during the six months ended June 30, 2019 related to stock compensation.

We calculate gross margin as total revenues less cost of revenues, which primarily consists of fees that we pay to third parties on an ongoing basis in order to provide our services and costs incurred when a customer first subscribes to our service. The following table presents consolidated revenues, cost of revenues and the composition of gross margin for the three and six months ended June 30, 2020 and 2019:

(in thousands, except percentages)	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2020	2019	Dollar Change	Percent Change	2020	2019	Dollar Change	Percent Change
Service, access and product revenues	$296,516	$279,025	$17,491	6%	$579,593	$539,135	$40,458	8%
USF revenues	$14,017	$18,559	$(4,542)	(24)%	$28,397	$37,990	$(9,593)	(25)%
Total revenues	$310,533	$297,584	$12,949	4%	$607,990	$577,125	$30,865	5%

Service, access and product cost of revenues	119,971	109,662	10,309	9%	233,009	203,642	29,367	14%
USF cost of revenues	14,017	18,559	(4,542)	(24)%	28,397	37,990	(9,593)	(25)%
Total cost of revenues (1)	133,988	128,221	5,767	4%	261,406	241,632	19,774	8%
Gross margin	$176,545	$169,363	$7,182	4%	$346,584	$335,493	$11,091	3%
(1) Excludes depreciation and amortization of $11,148 and $9,144 for the three months ended June 30, 2020 and 2019, respectively and $22,304 and $18,562 for the six months ended June 30, 2020 and 2019, respectively.
Total revenues and cost of revenues were impacted by the following trends and uncertainties:
Three Months Ended June 30, 2020 compared to Three Months Ended June 30, 2019
Total revenues increased 4% for the three months ended June 30, 2020 as compared to the prior year period. The increase was primarily due to the Business customer growth driving an increase in revenues of $26,229 as a result of increased usage on the Company's API Platform in the current year. The growth in Business revenues is despite a decline in USF revenues as more of the Compay's Business services are based upon software service rather than telecommunication services. This was partially offset by declining Consumer revenues of $13,280 in connection with the continued decline of Consumer subscriber lines. The Company continues to expect that the Consumer portion of the Company's overall business will become less significant as the Company reallocates resources to increase market share in its Business communications platforms.
Total cost of revenues increased 4% for the three months ended June 30, 2020 as compared to the prior year period driven by increased costs incurred in servicing our Business customers of $7,551 due to the increase in customers and higher volume of API usage. This was partially offset by a decrease in costs in Consumer of $1,784 as subscriber lines continue to decline resulting in lower international and long-distance termination costs.
Six Months Ended June 30, 2020 compared to Six Months Ended June 30, 2019
Total revenues increased 5% for the six months ended June 30, 2020 as compared to the prior year period. The increase was primarily due to the Business customer growth driving an increase in revenues of $56,885 despite a decline in USF revenues as more of the Company's Business services are based upon software service rather than telecommunication services. This was partially offset by declining Consumer revenues of $26,020 in connection with the continued decline of Consumer subscriber lines. The Company continues to expect that the Consumer portion of the Company's overall business will become less significant as the Company reallocates resources to increase market share in its Business communications platforms.
Total cost of revenues increased 3% for the six months ended June 30, 2020 as compared to the prior year period driven by increased costs incurred in servicing our Business customers of $23,706 due to the increase in customers. This was partially offset by a decrease in costs in Consumer of $3,932 as subscriber lines continue to decline resulting in lower international and long-distance termination costs.

Business Gross Margin for the Three and Six Months Ended June 30, 2020 and 2019

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2020	2019	Dollar Change	Percent Change	2020	2019	Dollar Change	Percent Change
Revenues
Service revenues	$212,310	$180,014	$32,296	18%	$407,959	$339,359	$68,600	20%
Access and product revenues(1)	9,109	11,707	(2,598)	(22)%	19,231	23,404	(4,173)	(18)%
Service, access and product revenues excluding USF	221,419	191,721	29,698	15%	427,190	362,763	64,427	18%
USF revenues	4,830	8,299	(3,469)	(42)%	9,312	16,854	(7,542)	(45)%
Total revenues	226,249	200,020	26,229	13%	436,502	379,617	56,885	15%

Cost of revenues
Service cost of revenues (2)	100,638	86,290	14,348	17%	192,995	156,144	36,851	24%
Access and product cost of revenues (1)	10,266	13,594	(3,328)	(24)%	21,862	27,465	(5,603)	(20)%
Service, access and product cost of revenues excluding USF	110,904	99,884	11,020	11%	214,857	183,609	31,248	17%
USF cost of revenues	4,830	8,299	(3,469)	(42)%	9,312	16,854	(7,542)	(45)%
Total cost of revenues	115,734	108,183	7,551	7%	224,169	200,463	23,706	12%

Segment gross margin
Service margin	111,672	93,724	17,948	19%	214,964	183,215	31,749	17%
Gross margin excluding USF (Service, access and product margin)	110,515	91,837	18,678	20%	212,333	179,154	33,179	19%
Segment gross margin	$110,515	$91,837	$18,678	20%	$212,333	$179,154	$33,179	19%

Segment gross Margin %
Service margin %	52.6%	52.1%	52.7%	54.0%
Gross margin excluding USF (Service, access and product margin) %	49.9%	47.9%	49.7%	49.4%
Segment gross margin %	48.8%	45.9%	48.6%	47.2%
a.Includes customer premise equipment, access, and shipping and handling.
b.Excludes depreciation and amortization of $9,891 and $7,978 for the three months ended June 30, 2020 and 2019, respectively and $19,679 and $16,192 for the six months ended June 30, 2020 and 2019, respectively.

Three Months Ended June 30, 2020 compared to Three Months Ended June 30, 2019
The following table describes the increase in business gross margin for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019:

(in thousands)
Service gross margin increase is primarily due to increased usage on the Company's API Platform as customers expand their use of video APIs as a result of the ongoing COVID-19 pandemic along with an overall increase in the customer base	$17,948
Access and product gross margin increased due to lower costs providing access services to Business customers during the current quarter	730
Increase in segment gross margin	$18,678

Business service gross margin percentage increased to 52.6% for the three months ended June 30, 2020 from 52.1% for the three months ended June 30, 2019. The increase in business service gross margin percentage is a result of an increase in higher value API services across our Business segment during the quarter ended June 30, 2020 as compared to the same period in the prior quarter. Our gross margin percentage may continue to be impacted by changes in the mix of service offerings provided to our customers across our Business segment.

Six Months Ended June 30, 2020 compared to Six Months Ended June 30, 2019
The following table describes the increase in business gross margin for the six months ended June 30, 2020 as compared to the three months ended June 30, 2019:

(in thousands)
Service gross margin increase is primarily due to increased usage on the Company's API Platform as customers expand their use of video APIs as a result of the ongoing COVID-19 pandemic along with an overall increase in the customer base	$31,749
Access and product gross margin increased due to lower costs providing access services to Business customers during the current quarter	1,430
Increase in segment gross margin	$33,179

Business service gross margin percentage decreased to 52.7% for the six months ended June 30, 2020 from 54.0% for the six months ended June 30, 2019. The decrease in business service gross margin percentage is a result of a greater proportion of lower margin services across our Business segment during six months ended June 30, 2020 as compared to the same period in the prior year. Our gross margin percentage may continue to be impacted by changes in the mix of service offerings provided to our customers across our Business segment.

Consumer Gross Margin for the Three and Six Months Ended June 30, 2020 and 2019

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2020	2019	Dollar Change	Percent Change	2020	2019	Dollar Change	Percent Change
Revenues
Service revenues	$75,045	$87,244	$(12,199)	(14)%	$152,288	$176,244	$(23,956)	(14)%
Access and product revenues(1)	52	60	(8)	(13)%	115	128	(13)	(10)%
Service, access and product revenues excluding USF	75,097	87,304	(12,207)	(14)%	152,403	176,372	(23,969)	(14)%
USF revenues	9,187	10,260	(1,073)	(10)%	19,085	21,136	(2,051)	(10)%
Total revenues	84,284	97,564	(13,280)	(14)%	171,488	197,508	(26,020)	(13)%

Cost of revenues
Service cost of revenues (2)	8,671	8,861	(190)	(2)%	17,183	18,119	(936)	(5)%
Access and product cost of revenues (1)	396	917	(521)	(57)%	969	1,914	(945)	(49)%
Service, access and product cost of revenues excluding USF	9,067	9,778	(711)	(7)%	18,152	20,033	(1,881)	(9)%
USF cost of revenues	9,187	10,260	(1,073)	(10)%	19,085	21,136	(2,051)	(10)%
Total cost of revenues	18,254	20,038	(1,784)	(9)%	37,237	41,169	(3,932)	(10)%

Segment gross margin
Service margin	66,374	78,383	(12,009)	(15)%	135,105	158,125	(23,020)	(15)%
Gross margin excluding USF (Service, access and product margin)	66,030	77,526	(11,496)	(15)%	134,251	156,339	(22,088)	(14)%
Segment gross margin	$66,030	$77,526	$(11,496)	(15)%	$134,251	$156,339	$(22,088)	(14)%

Segment gross Margin %
Service margin %	88.4%	89.8%	88.7%	89.7%
Gross margin excluding USF (Service, access and product margin) %	87.9%	88.8%	88.1%	88.6%
Segment gross margin %	78.3%	79.5%	78.3%	79.2%
a.Includes customer premise equipment and shipping and handling.
b.Excludes depreciation and amortization of $1,257 and $1,166 for the three months ended June 30, 2020 and 2019, and $2,625 and $2,370 for the six months ended June 30, 2020 and 2019, respectively.

Three Months Ended June 30, 2020 compared to Three Months Ended June 30, 2019
The following table describes the decrease in consumer gross margin for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019:

(in thousands)
Service gross margin decreased primarily due to a decrease in subscriber lines of 16% resulting in lower gross margin of $12,135 as we have reallocated resources to focus on attracting Business customers	$(12,009)
Access and product gross margin increased 60% primarily due to lower equipment costs associated with sales to customers during the current quarter	513
Decrease in segment gross margin	$(11,496)

Consumer service gross margin percentage decreased to 88.4% for the three months ended June 30, 2020 from 89.8% for the three months ended June 30, 2019 due to slightly higher international and domestic termination rates. Consumer service margin percentage decreased slightly as the Company shifts resources towards attracting more profitable Business customers.
Six Months Ended June 30, 2020 compared to Six Months Ended June 30, 2019
The following table describes the decrease in consumer gross margin for the six months ended June 30, 2020 as compared to the three months ended June 30, 2019:

(in thousands)
Service gross margin decreased primarily due to a decrease in subscriber lines of 16% resulting in lower gross margin of $23,296 as we have reallocated resources to focus on attracting Business customers.	$(23,020)
Access and product gross margin increased 52% primarily due to lower equipment costs associated with sales to customers during the current quarter	932
Decrease in segment gross margin	$(22,088)

Consumer service gross margin percentage decreased to 88.7% for the six months ended June 30, 2020 from 89.7% for the six months ended June 30, 2019 due to slightly higher international and domestic termination rates. Consumer service margin percentage decreased slightly as the Company shifts resources towards attracting more profitable Business customers.

Other Operating Expenses

The following table presents our other operating costs during the three and six months ended June 30, 2020 and 2019, respectively:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2020	2019	Dollar Change	Percent Change	2020	2019	Dollar Change	Percent Change
Sales and marketing	$90,827	$95,362	$(4,535)	(5)%	$176,448	$190,885	$(14,437)	(8)%
Engineering and development	19,784	16,891	2,893	17%	38,987	33,417	5,570	17%
General and administrative	42,820	36,615	6,205	17%	83,702	72,074	11,628	16%
Depreciation and amortization	20,692	20,662	30	—%	41,177	41,876	(699)	(2)%
Total other operating expenses	$174,123	$169,530	$4,593	3%	$340,314	$338,252	$2,062	1%

Three Months Ended June 30, 2020 compared to Three Months Ended June 30, 2019
Total other operating expenses increased by $4,593 as compared to the three months ended June 30, 2019 due to the following:
•Sales and marketing expense decreased by $4,535, primarily due to decreased spending in the current period related to media marketing initiatives, less travel by the Company's sales force, and attending fewer sales conferences this period than in the prior period due to the COVID-19 pandemic.
•Engineering and development expense increased by $2,893, in connection with the Company's continued transformation focused on innovation and developing further functionality related to its proprietary platform in order to support customers through the mid-market and enterprise sector.
•General and administrative expense increased by $6,205, primarily due to professional services related to strategic business reviews undertaken by the Company, increased employee exit costs incurred during the quarter along including CEO succession costs, and stock compensation due to an overall increase in employee headcount.

Six Months Ended June 30, 2020 compared to Six Months Ended June 30, 2019
Total other operating expenses increased by $2,062 as compared to the six months ended June 30, 2019 due to the following:
•Sales and marketing expense decreased by $14,437, primarily due to decreased spending in the current period related to media marketing initiatives, less travel by the Company's sales force, and attending fewer sales conferences this period than in the prior period due to the COVID-19 pandemic. These were offset by an increase in reserves for expected credit losses for trade receivables during the current year.
•Engineering and development expense increased by $5,570, in connection with the Company's continued transformation focused on innovation and developing further functionality related to its proprietary platform in order to support customers through the mid-market and enterprise sector.
•General and administrative expense increased by $11,628, primarily due to professional services related to strategic business reviews undertaken by the Company in the current year, higher personnel costs and stock compensation due to an overall increase in employee headcount along with employee exit costs incurred during the current year including CEO succession costs.

Other Income (Expense)

(in thousands, except percentages)	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2020	2019	Dollar Change	Percent Change	2020	2019	Dollar Change	Percent Change
Interest expense	$(9,321)	$(8,487)	$(834)	(10)%	$(17,403)	$(16,063)	$(1,340)	(8)%
Other income (expense), net	(38)	(147)	109	74%	191	(563)	754	134%
	$(9,359)	$(8,634)	$(725)		$(17,212)	$(16,626)	$(586)

Three Months Ended June 30, 2020 compared to Three Months Ended June 30, 2019
Interest expense. The increase in interest expense of $834, or 10%, was mainly due to the realization of losses associated with the unwind of the Company's interest rate swaps in June 2020 and an increase in interest expense associated with the Convertible Senior Notes issued in June 2019, offset by lower interest expense due to lower principal balances on our 2018 Credit Facility.
Six Months Ended June 30, 2020 compared to Six Months Ended June 30, 2019
Interest expense. The increase in interest expense of $1,340, or 8%, was mainly due to the realization of losses associated with the unwind of the Company's interest rate swaps in June 2020 and an increase in interest expense associated with the Convertible Senior Notes issued in June 2019, offset by lower interest expense due to lower principal balances on our 2018 Credit Facility.
Income Taxes

(in thousands, except percentages)	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2020	2019	Dollar Change	Percent Change	2020	2019	Dollar Change	Percent Change
Income tax (expense) benefit	$(1,493)	$13,325	$(14,818)	(111)%	$(1,243)	$23,375	$(24,618)	(105)%
Effective tax rate	22%	(151)%			11%	(121)%

Three Months Ended June 30, 2020 compared to Three Months Ended June 30, 2019
The tax provision for the three months ended June 30, 2020 compared to a tax benefit for the three months ended June 30, 2019 is primarily due to lower current period discrete tax benefits on equity compensation as well as valuation allowances on certain non-US losses.
Six Months Ended June 30, 2020 compared to Six Months Ended June 30, 2019
The tax provision for the six months ended June 30, 2020 compared to a tax benefit for the six months ended June 30, 2019 is primarily due to lower current period discrete tax benefits on equity compensation as well as valuation allowances on certain non-US losses.

Liquidity and Capital Resources

Overview
For the six months ended June 30, 2020, we had higher net cash from operations compared to the prior year quarter despite lower net income due to increased gross margin supported by the growth of the Business segment. We expect to continue to balance efforts to grow our revenue with seeking to consistently achieve operating profitability. To grow our revenue, we continue to make investments in growth initiatives, marketing, applications development, network quality and expansion, and customer care. Although we believe we will achieve consistent profitability in the future, we ultimately may not be successful and we may not achieve consistent profitability. We believe that cash flow from operations and cash on hand will fund our operations for at least the next twelve months.
The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended
	June 30,
(in thousands)	2020	2019	Dollar Change
Net cash provided by operating activities	$38,803	$28,067	$10,736
Net cash used in investing activities	(25,244)	(22,453)	(2,791)
Net cash provided by financing activities	12,064	8,025	4,039
Effect of exchange rate changes on cash and cash equivalents	(1,647)	(1,101)	(546)

Operating Activities
The following table describes the changes in cash provided by operating activities for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019:

(in thousands)
Increase in operating income adjusted for non-cash items primarily due to higher deferred income tax and stock compensation expense	$22,131
Decrease in working capital driven primarily by timing of accounts receivable collections, payments to acquire customers, and vendor payments	(11,395)
Increase in cash provided by operating activities	$10,736
Investing Activities
The following table describes the changes in cash used in investing activities for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019:

(in thousands)
Increase in payments to acquire and develop software assets	(7,202)
Decrease in payments related to capital expenditures	4,601
Increase in payments to acquire new patents	(190)
Increase in cash used in investing activities	$(2,791)

Financing Activities
The following table describes the changes in cash provided by financing activities for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019:

(in thousands)
Decreased borrowings net of repayments during the current year	$(48,000)
Prior period amount represents payment for the capped call transaction in connection with the June 2019 issuance of the Convertible Senior Notes	28,325
Prior period amount represents payments for share repurchases in connection with the June 2019 issuance of the Convertible Senior Notes	10,000
Prior period amount represents payments for financing costs in connection with the June 2019 issuance of the Convertible Senior Notes	8,891
Decrease in payments associated with taxes on share based compensation due to lower vesting in 2020	5,844
Decrease in proceeds received from exercise of stock options due to fewer exercises in 2020	(1,021)
Increase in cash provided by financing activities	$4,039

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
We maintain significant availability under our lines of credit to meet our short-term liquidity requirements. As of June 30, 2020, amounts available under the 2018 Credit Facility totaled $254.5 million.

Uses of Liquidity
The Company's requirements for liquidity and capital resources are generally for the purposes of operating activities, debt service obligations, and capital expenditures. For the six months ended June 30, 2020, capital expenditures were primarily for the implementation of software solutions and purchase of network equipment as we continue to expand our network. Our capital expenditures for the six months ended June 30, 2020, were $25,054, of which $20,199 was for software acquisition and development. The majority of these expenditures are comprised of investments in information technology and systems infrastructure, including an electronic data warehouse, online customer service, and customer management platforms. For full year 2020, we estimate our capital and software expenditures will be approximately $55 million.
State and Local Sales Taxes
We have contingent liabilities for state and local sales taxes. As of June 30, 2020, we had a reserve of $4,421. If our ultimate liability exceeds this amount, it could affect our liquidity unfavorably. However, we do not believe it will significantly impair our liquidity.

Off-Balance Sheet Arrangements
Obligations under Certain Guarantee Contracts
We enter guarantee arrangements in the normal course of business to facilitate transactions with third parties. These arrangements include financial and performance guarantees, stand-by letters of credit, debt guarantees and indemnifications. As of June 30, 2020 and December 31, 2019 we had stand-by letters of credit totaling $1,501 and $1,528, respectively.

Contractual Obligations and Commitments
Except as set forth below and in Note 9. Commitments and Contingencies included in Part 1, Item 1 of this Form 10-Q, there were no significant changes in our commitments under contractual obligations as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

Contingencies
From time to time we are subject to legal proceedings, claims and investigations relating to our business, including claims of alleged infringement of commercial, employment, intellectual property rights, and other matters. From time to time, we receive letters or other communications from third parties inviting us to obtain patent licenses that might be relevant to our business or alleging that our services infringe upon third-party patents or other intellectual property. In accordance with generally accepted accounting principles, we make a provision for a loss when it is both probable that a liability has been incurred and the amount of the loss or range of loss can be reasonably estimated. Such legal proceedings are inherently unpredictable and subject to further uncertainties. Should any of these estimates and assumptions change it is possible that the resolution of the matters described in Note 9, Commitments and Contingencies included in Part 1, Item 1 of this Form 10-Q could have a material adverse effect on our condensed consolidated financial position, cash flows or results of operations.
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
We identify our most critical accounting policies as those that are the most pervasive and important to the portrayal of our financial position and results of operations, and those that require the most difficult, subjective or complex judgments by management regarding estimates. Our critical accounting policies include revenue recognition, valuation of goodwill and intangible assets, income taxes and capitalized software. As of June 30, 2020, our goodwill is attributable to our Business operating segment. We perform our annual test of goodwill on October 1st. Additionally, we will assess our goodwill for impairment between annual tests when specific circumstances dictate.
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
Interest Rate and Debt Risk
Our exposure to market risk for changes in interest rates primarily relates to our long-term debt. The interest rate swap agreements with an aggregate notional amount of $150 million and a fixed interest rate of 4.7%, which were executed on July 14, 2017, expired on June 3, 2020. The interest rate swaps were accounted for as cash flow hedges in accordance with ASC 815, Derivatives and Hedging.

As of June 30, 2020, if the interest rate on our variable rate debt changed by 1% on our 2018 Revolving Credit Facility, our annual debt service payment would change by approximately $2,455.
As of June 30, 2020, we had $345.0 million outstanding on our 1.75% convertible senior notes due 2024. The Notes have 1.75% percent fixed annual interest rates and, therefore, our economic interest rate exposure on our convertible senior notes is fixed. However, the values of the convertible senior notes are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate convertible senior notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the convertible senior notes are affected by our stock price. The fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. Additionally, we carry the convertible senior notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only.

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
There have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

See accompanying Exhibit Index for a list of the exhibits filed or furnished with this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

10.1	Employment Agreement, dated as of June 5, 2020, by and between the Company and Rory Read

10.2	Notice of Termination, dated as of June 30, 2020, by and between the Company and Alan Masarek

10.3	General Release, dated as of June 30, 2020, by and between the Company and Alan Masarek

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	The following financial information from Vonage Holdings Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Stockholders Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VONAGE HOLDINGS CORP.

Dated:	August 6, 2020	By:	/s/ David T. Pearson
David T. Pearson Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)