Form 10-Q
period 2020-09-30
VONAGE HOLDINGS CORP
filed 2020-11-05
CIK 1272830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	October 31, 2020
Common Stock, par value $0.001	248,332,776	shares

VONAGE HOLDINGS CORP.

Financial Information Presentation
For the financial information discussed in this Quarterly Report on Form 10-Q, other than per share and per line amounts, dollar amounts are presented in thousands, except where noted.

GLOSSARY OF TERMS

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2018 Credit Facility	$100 million senior secured term loan and $500 million revolving facility due 2023
Convertible Senior Notes	$345 million aggregate principal amount of 1.75% convertible notes due 2024
API	Application Program Interfaces
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative GAAP
ASU	Accounting Standards Updates - updates to the ASC
CCaaS	Contact Center as a Service
CPaaS	Communications Platform as a Service
CRM	Customer Relationship Management
Exchange Act	The Securities Exchange Act of 1934, as amended
EPS	Earnings Per Share
FASB	Financial Accounting Standards Board
FCC	Federal Communications Commission
IP	Internet Protocol
LIBOR	London Inter-Bank Offered Rate
MPLS	Multi-Protocol Label Switching
NOLs	Net Operating Losses
SaaS	Software as a Service
SAB	Staff Accounting Bulletin
SD-WAN	Software-Defined Wide Area Network
SEC	U.S. Securities and Exchange Commission
SIP	Session Initiation Protocol
SMB	Small to medium-sized business
SMS	Short Message Service
UCaaS	Unified Communications as a Service
USF	Federal Universal Service Fund
VCP	Vonage Communications Platform, formerly referred to as Business
VoIP	Voice over Internet Protocol

PART 1 - FINANCIAL INFORMATION
ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES
VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 30, 2020	December 31, 2019
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$48,370	$23,620
Accounts receivable, net of allowance of $8,808 and $5,494, respectively	119,553	101,813
Inventory, net of allowance of $64 and $76, respectively	614	1,475
Deferred customer acquisition costs, current portion	16,884	13,834
Prepaid expenses	36,362	22,338
Other current assets	6,277	9,988
Total current assets	228,060	173,068
Property and equipment, net of accumulated depreciation of $120,127 and $109,646, respectively	37,449	48,371
Operating lease right-of-use assets	22,971	50,847
Goodwill	606,958	602,970
Software, net of accumulated amortization of $106,857 and $102,133, respectively	69,389	40,300
Deferred customer acquisition costs	62,760	55,148
Restricted cash	1,999	2,015
Intangible assets, net of accumulated amortization of $264,820 and $221,182, respectively	208,507	249,905
Deferred tax assets	115,178	108,347
Other assets	34,643	33,729
Total assets	$1,387,914	$1,364,700
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$34,442	$42,366
Accrued expenses	149,476	137,589
Deferred revenue, current portion	62,813	59,464
Operating lease liabilities, current portion	11,481	12,477
Total current liabilities	258,212	251,896
Indebtedness under revolving credit facility	240,500	220,500
Convertible senior notes, net	287,176	276,658
Operating lease liabilities	21,747	45,722
Other liabilities	3,048	2,862
Total liabilities	810,683	797,638
Commitments and Contingencies (Note 9)
Stockholders’ Equity:
Common stock, par value 0.001 per share; 596,950 shares authorized at September 30, 2020, and December 31, 2019	323	316
Additional paid-in capital	1,539,527	1,494,469
Accumulated deficit	(653,256)	(631,009)
Treasury stock, at cost	(319,911)	(306,043)
Accumulated other comprehensive income	10,548	9,329
Total stockholders’ equity	577,231	567,062
Total liabilities and stockholders’ equity	$1,387,914	$1,364,700
See accompanying notes to condensed consolidated financial statements.

VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenues:
Service, access and product revenues	$298,991	$279,871	$878,584	$819,006
USF revenues	17,658	22,663	46,055	60,653
Total revenues	316,649	302,534	924,639	879,659

Operating Expenses:
Service, access and product cost of revenues (excluding depreciation and amortization)	124,243	111,170	357,252	314,812
USF cost of revenues	17,658	22,663	46,055	60,653
Sales and marketing	85,505	83,628	261,953	274,513
Engineering and development	20,110	16,901	59,097	50,318
General and administrative	56,835	41,306	140,537	113,380
Depreciation and amortization	22,887	21,319	64,064	63,195
Total operating expenses	327,238	296,987	928,958	876,871
(Loss) Income from operations	(10,589)	5,547	(4,319)	2,788
Other Income (Expense):
Interest expense	(7,373)	(8,454)	(24,776)	(24,517)
Other income (expense), net	(37)	58	154	(505)
Total other expense, net	(7,410)	(8,396)	(24,622)	(25,022)
Loss before income tax benefit	(17,999)	(2,849)	(28,941)	(22,234)
Income tax benefit (expense)	7,937	(18,248)	6,694	5,127
Net loss	$(10,062)	$(21,097)	$(22,247)	$(17,107)

Loss per common share:
Basic and diluted	$(0.04)	$(0.09)	$(0.09)	$(0.07)
Weighted-average common shares outstanding:
Basic and diluted	246,697	242,336	245,242	241,786

See accompanying notes to condensed consolidated financial statements.

VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Net loss	$(10,062)	$(21,097)	$(22,247)	$(17,107)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax expense (benefit) of $(1,086), $847, $(1,275), and $938, respectively	19,776	(16,459)	218	(17,594)
Unrealized gain (loss) on derivatives, net of tax expense (benefit) of $—, $71, $(4) and $364, respectively	—	(307)	1,001	(1,788)
Total other comprehensive income (loss)	19,776	(16,766)	1,219	(19,382)
Comprehensive income (loss)	$9,714	$(37,863)	$(21,028)	$(36,489)

See accompanying notes to condensed consolidated financial statements.

VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(22,247)	$(17,107)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,531	20,098
Amortization of intangibles	41,533	43,097
Deferred income taxes	(8,130)	(7,630)
Amortization of deferred customer acquisition costs	11,653	7,981
Allowances for doubtful accounts and obsolete inventory	4,778	1,384
Amortization of financing costs and debt discount	11,127	5,311
Loss on disposal of property and equipment	743	745
Share-based expense	33,972	32,152
Changes in derivatives	1,055	(398)
Changes in operating assets and liabilities:
Accounts receivable	(19,825)	(23,211)
Inventory	869	552
Prepaid expenses and other current assets	(10,453)	(2,238)
Deferred customer acquisition costs	(22,342)	(21,708)
Accounts payable and accrued expenses	1,612	24,043
Deferred revenue	2,997	6,867
Other assets - deferred cloud computing implementation costs	(5,394)	(11,929)
Other assets and liabilities	6,952	1,841
Net cash provided by operating activities	51,431	59,850
Cash flows used in investing activities:
Capital expenditures	(7,718)	(15,426)
Purchase of intangible assets	(260)	—
Acquisition and development of software assets	(30,256)	(20,836)
Acquisitions, net of cash acquired	—	(3,000)
Net cash used in investing activities	(38,234)	(39,262)
Cash flows provided by/(used in) financing activities:
Payments for short and long-term debt	(55,000)	(418,500)
Proceeds from issuance of long-term debt	75,000	479,000
Payments of debt issuance costs	—	(9,715)
Payments for capped call transactions and costs	—	(28,325)
Common stock repurchases	—	(10,000)
Employee taxes paid on withholding shares	(15,180)	(20,372)
Proceeds from exercise of stock options	8,051	1,678
Net cash provided by/(used in) financing activities	12,871	(6,234)
Effect of exchange rate changes on cash	(1,334)	(663)
Net increase in cash, cash equivalents, and restricted cash	24,734	13,691
Cash, cash equivalents, and restricted cash, beginning of period	25,635	7,104
Cash, cash equivalents, and restricted cash, end of period	$50,369	$20,795

See accompanying notes to condensed consolidated financial statements.

VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at June 30, 2019	$314	$1,464,742	$(607,537)	$(304,031)	$4,154	$557,642
Stock option exercises	1	414				415
Share-based expense		12,921				12,921
Employee taxes paid on withholding shares				(1,350)		(1,350)
Common stock issued for acquisition of assets		3,000				3,000
Foreign currency translation adjustment					(16,459)	(16,459)
Unrealized gain on derivatives					(307)	(307)
Net loss			(21,097)			(21,097)
Balance at September 30, 2019	$315	$1,481,077	$(628,634)	$(305,381)	$(12,612)	$534,765

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at June 30, 2020	$320	$1,519,055	$(643,194)	$(319,314)	$(9,228)	$547,639
Stock option exercises	3	7,805				7,808
Share-based expense		12,667				12,667
Employee taxes paid on withholding shares				(597)		(597)
Foreign currency translation adjustment					19,776	19,776
Net loss			(10,062)			(10,062)
Balance at September 30, 2020	$323	$1,539,527	$(653,256)	$(319,911)	$10,548	$577,231
See accompanying notes to condensed consolidated financial statements.

VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2018	$310	$1,415,682	$(611,985)	$(275,009)	$6,770	$535,768
Cumulative effect adjustment upon the adoption of Topic 842			458			458
Stock option exercises	5	1,673				1,678
Share-based expense		32,152				32,152
Employee taxes paid on withholding shares				(20,372)		(20,372)
Common stock repurchases				(10,000)		(10,000)
Equity component of convertible notes, net of issuance costs and tax		50,123				50,123
Purchase of capped calls, net of tax		(21,553)				(21,553)
Common stock issued for acquisition of assets		3,000				3,000
Foreign currency translation adjustment					(17,594)	(17,594)
Unrealized gain on derivatives					(1,788)	(1,788)
Net loss			(17,107)			(17,107)
Balance at September 30, 2019	$315	$1,481,077	$(628,634)	$(305,381)	$(12,612)	$534,765

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2019	$316	$1,494,469	$(631,009)	$(306,043)	$9,329	$567,062
Stock option exercises	7	8,044				8,051
Share-based expense		37,014				37,014
Employee taxes paid on withholding shares				(13,868)		(13,868)
Foreign currency translation adjustment					218	218
Unrealized loss on derivatives					1,001	1,001
Net loss			(22,247)			(22,247)
Balance at September 30, 2020	$323	$1,539,527	$(653,256)	$(319,911)	$10,548	$577,231

See accompanying notes to condensed consolidated financial statements.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 1.    Nature of Business
Nature of Operations
Vonage Holdings Corp. (“Vonage”, “Company”, “we”, “our”, “us”) is incorporated as a Delaware corporation. At Vonage, we are observing a secular shift in the way businesses need to operate. We believe that this shift is driving a growing communications revolution across all industries and modes of communications. We believe that Vonage's Communications APIs, Unified Communications and Contact Center products and services are well positioned to take advantage of this emerging trend with sizable, growing total addressable markets as companies look to cloud-based communications solutions and API programming architectures as part of their digital transformation.
Our strategic business is the Vonage Communications Platform formerly referred to as "Business," which is our single enterprise cloud communications platform, offering our wide range of enterprise communications services and solutions including Communications APIs, Unified Communications, and Contact Center Communications The Vonage Communications Platform brings unique value to businesses by providing multiple communications channels - video, voice, messaging, email and verification - that integrate into applications, products and workflows. This delivers both the power and the flexibility our customers need to disrupt their industries, and enables the type of business continuity, remote work, and remote delivery of services that are now essential for companies to work and serve customers from anywhere. Vonage products and services enable our business customers to fundamentally change how they engage with their customers and team members. We have a robust set of solutions and services that meet the needs of businesses of all sizes, from micro, to SMB through mid-market and enterprise. We provide customers with multiple deployment options designed to provide the reliability and quality of service they demand. Vonage solutions also integrate with today's leading business applications, CRM and productivity tools,, including Google’s G Suite, Zendesk, Salesforce’s Sales and Service Clouds, Microsoft Dynamics, ServiceNow, Oracle, and Clio among others, to drive internal communications and collaboration among team members and external engagement with customers.
We also provide a robust suite of feature-rich residential communication solutions that allow consumers to connect their home phones and mobile phones on one number, and we offer attractive international long distance rates that help create a loyal base of satisfied customers.
Customers in the United States represented 68% and 72% of our consolidated revenues for the three months ended September 30, 2020 and 2019 and 69% and 72% for the nine months ended September 30, 2020 and 2019, respectively, with the balance in Canada, the United Kingdom, China, Singapore, Netherlands, and other countries around the world.
Unaudited Interim Financial Information
The accompanying unaudited interim condensed consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the SEC's regulations for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the Company's financial position, results of operations, comprehensive income, cash flows, and stockholders’ equity for the periods presented. The results for the nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year.
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
Service, Access, and Product Cost of Revenues
Service, access, and product cost of revenues excludes depreciation and amortization expense of $13,649 and $9,658 for the three months ended September 30, 2020 and 2019 and $35,953 and $28,220 for the nine months ended September 30, 2020 and 2019, respectively. In addition, costs of goods sold included in service, access, and product cost of revenues during the three months ended September 30, 2020 and 2019 were $2,707 and $5,921 and during the nine months ended September 30, 2020 and 2019 were $8,802 and $17,112, respectively.
Sales and Marketing Expenses
We incurred advertising costs, which are included in sales and marketing of $10,785 and $11,437 for the three months ended September 30, 2020 and 2019 and $34,535 and $45,773 for the nine months ended September 30, 2020 and 2019, respectively.
Fair Value of Financial Instruments
Certain of the Company's other financial instruments, which include cash and cash equivalents, restricted cash, accounts receivable and accounts payable, approximate fair value due to their short-term nature and as such are classified as Level 1. We believe the fair value of our 2018 Credit Facility at September 30, 2020 and December 31, 2019 was approximately the same as its carrying amount as the facility bears interest at a variable rate indexed to current market conditions and is classified as Level 2 within the fair value hierarchy.

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
As of September 30, 2020 and December 31, 2019, the fair value of the 1.75% convertible senior notes due 2024 (the “Convertible Senior Notes”) was approximately $333,953 and $309,641, respectively. The fair value was determined based on the quoted price for the Convertible Senior Notes in an inactive market on the last trading day of the reporting period and is classified as Level 2 in the fair value hierarchy.
Supplemental Balance Sheet Information
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to amounts included in the consolidated statements of cash flows:

	As of September 30,		As of December 31,
	2020	2019	2019	2018
Cash and cash equivalents	$48,370	$18,741	$23,620	$5,057
Restricted cash	1,999	2,054	2,015	2,047
Total cash, cash equivalents and restricted cash	$50,369	$20,795	$25,635	$7,104

The following tables provides supplemental information of intangible assets and accrued expenses within the consolidated balance sheets:

Intangible assets, net

	September 30, 2020			December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$275,205	$(139,232)	$135,973	$272,767	$(115,583)	$157,184
Developed technology	169,175	(97,151)	72,024	169,722	(80,523)	89,199
Patents and patent licenses	20,905	(20,395)	510	20,554	(19,228)	1,326
Trade names	7,025	(7,025)	—	7,074	(4,878)	2,196
Non-compete agreements	1,017	(1,017)	—	970	(970)	—
Total intangible assets	$473,327	$(264,820)	$208,507	$471,087	$(221,182)	$249,905

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Accrued expenses

	September 30, 2020	December 31, 2019
Compensation and related taxes and temporary labor	$35,154	$40,101
Marketing	18,987	15,294
Taxes and fees	25,736	22,922
Telecommunications	42,511	40,498
Severance	9,121	—
Interest	2,378	873
Customer credits	3,867	2,772
Professional fees	2,770	4,482
Inventory	910	871
Other accruals	8,042	9,776
Accrued expenses	$149,476	$137,589
During the third quarter of September 30, 2020, the Company initiated a business-wide optimization and alignment project to focus the Company's resources and drive stronger operational execution, which includes the previously announced Consumer evaluation. In connection with this project, the Company initiated a reduction in workforce incurring accrued severance costs of $9,121 related to employee exits as well as abandoning a portion of its office leases as further described in Note 7, Leases which together resulted in total restructuring expense included in general and administrative expense during the three months ended September 30, 2020 of $15,182.
Goodwill
The Company's goodwill is derived primarily from the acquisitions of Vocalocity, Telesphere, iCore, Simple Signal, Nexmo, TokBox, and NewVoiceMedia which are included in the Company's Vonage Communications Platform segment. The following table provides a summary of the changes in the carrying amounts of goodwill:

Balance at December 31, 2019	$602,970
Foreign currency translation adjustment	3,988
Balance at September 30, 2020	$606,958
Recent Accounting Pronouncements
The following standards were adopted by the Company during the current year:
In August 2020, the FASB issued ASU 2020-06, "Debt - Debt with Conversion Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity". This ASU simplifies the accounting for certain convertible instruments such that the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under ASC 815, or that do not result in substantial premiums accounted for as paid-in-captial. As a result, more convertible debt instruments will be accounted for as a single liability measured at its amortized cost. In addition, the ASU requires the use of the if-converted method to be applied to convertible instruments when calculating earnings per share. The ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, using either a modified retrospective or a full retrospective approach. Early adoption is permitted for fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of this standard on our condensed consolidated financial statements.

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
Disaggregation of Revenue
The following tables detail our revenue from customers disaggregated by primary geographical market and source of revenue. The tables also include a reconciliation of the disaggregated revenue for our Vonage Communications Platform, or VCP, and Consumer segments.

	Three Months Ended			Three Months Ended
	September 30, 2020			September 30, 2019
	VCP	Consumer	Total	VCP	Consumer	Total
Primary geographical markets
United States	$140,376	$76,282	$216,658	$127,976	$88,567	$216,543
Canada	2,261	4,014	6,275	2,138	4,817	6,955
United Kingdom	17,592	2,527	20,119	13,910	2,620	16,530
Other Countries	73,597	—	73,597	62,506	—	62,506
	$233,826	$82,823	$316,649	$206,530	$96,004	$302,534
Major Sources of Revenue
Service revenues	$218,456	$71,693	$290,149	$183,701	$83,981	$267,682
Access and product revenues	8,757	85	8,842	12,120	69	12,189
USF revenues	6,613	11,045	17,658	10,709	11,954	22,663
	$233,826	$82,823	$316,649	$206,530	$96,004	$302,534

	Nine Months Ended			Nine Months Ended
	September 30, 2020			September 30, 2019
	VCP	Consumer	Total	VCP	Consumer	Total
Primary geographical markets
United States	$399,743	$234,051	$633,794	$363,312	$270,270	$633,582
Canada	6,206	12,677	18,883	5,496	14,927	$20,423
United Kingdom	50,597	7,583	58,180	53,416	8,315	$61,731
Other Countries	213,782	—	213,782	163,923	—	$163,923
	$670,328	$254,311	$924,639	$586,147	$293,512	$879,659
Major Sources of Revenue
Service revenues	$626,416	$223,981	$850,397	$523,060	$260,225	$783,285
Access and product revenues	27,987	200	28,187	35,524	197	35,721
USF revenues	15,925	30,130	46,055	27,563	33,090	60,653
	$670,328	$254,311	$924,639	$586,147	$293,512	$879,659

In addition, the Company recognizes service revenues from its customers through subscription services provided or through usage or pay-per-use type arrangements. During the three and nine months ended September 30, 2020, the Company recognized $152,636 and $463,218 related to subscription services, $116,557 and $320,983 related to usage, and $47,456 and $140,438 related to other revenues such as USF, other regulatory fees, and credits. During the three and nine months ended September 30, 2019, the Company recognized $146,127 and $467,893 related to subscription services, $87,677 and $242,192 related to usage, and $68,730 and $169,574 related to other revenues such as USF, other regulatory fees, and credits.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Contract Assets and Liabilities
The following table provides information about receivables and contract liabilities from contracts with customers:

	September 30, 2020	December 31, 2019
Receivables (1)	$119,553	$101,813
Contract liabilities (2)	62,813	59,464
(1) Amounts included in accounts receivables on our condensed consolidated balance sheets.
(2) Amounts included in deferred revenues on our condensed consolidated balance sheet.
Our deferred revenue represents the advance consideration received from customers for subscription services and is predominantly recognized as transfer of control occurs. During the three and nine months ended September 30, 2020, the Company recognized revenue of $106,866 and $325,252, respectively, related to its contract liabilities. During the three and nine months ended September 30, 2019, the Company recognized revenue of $111,739 and $344,935, respectively, related to its contract liabilities. We expect to recognize $62,813 into revenue over the next twelve months related to our deferred revenue as of September 30, 2020.
Remaining Performance Obligation
Transaction price allocated to the remaining performance obligation represents contracted revenue that has not yet been recognized. The typical subscription term may range from 1 month to 3 years. Contracted revenue as of September 30, 2020 that has not yet been recognized was approximately $0.4 billion. This excludes contracts with an original expected length of less than one year. The Company expects to recognize the majority of its remaining performance obligation over the next 18 months.
Contract Acquisition Costs
We have various commission programs for internal sales personnel and channel partners that are incremental to the acquisition of customer contracts. These costs are recorded as deferred contract acquisition costs on the consolidated balance sheets which eligible employees and third parties may earn a commission on sales of services and products to customers. We expect that these commission fees are recoverable and, therefore, we have capitalized $79,644 and $68,982 as contract costs, net of accumulated amortization, as of September 30, 2020 and December 31, 2019, respectively, included within deferred customer acquisitions costs, current portion and deferred customer acquisition costs on our condensed consolidated balance sheet. Capitalized commission fees are amortized to sales and marketing expense over estimated customer life, which is 7 years for Vonage Communications Platform customers. The amounts amortized to sales and marketing expense were $4,086 and $11,653 for the three and nine months ended September 30, 2020, and $3,060 and $7,981 for the three and nine months ended September 30, 2019, respectively. There were no impairment losses recognized in relation to the costs capitalized during the nine months ended September 30, 2020 and 2019. In addition, the Company expenses sales commissions for commission plans related to customer arrangements deemed less than a year and for residuals and renewals.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 4.    Earnings Per Share
The following table sets forth the computation for basic and diluted loss per share for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator
Net loss	$(10,062)	$(21,097)	$(22,247)	$(17,107)
Denominator
Weighted average common shares outstanding for basic and diluted net loss per share	246,697	242,336	245,242	241,786
Basic and diluted loss per share
Basic and diluted loss per share	$(0.04)	$(0.09)	$(0.09)	$(0.07)

For the three and nine months ended September 30, 2020 and 2019, the following were excluded from the calculation of diluted loss per common share because of their anti-dilutive effects:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Restricted stock units	14,165	10,616	14,165	10,616
Stock options	2,129	5,087	2,129	5,087
	16,294	15,703	16,294	15,703

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

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 5. Income Taxes

The income tax consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Loss before income taxes	$(17,999)	$(2,849)	$(28,941)	$(22,234)
Income tax benefit (expense)	7,937	(18,248)	6,694	5,127
Effective tax rate	44.1%	(640.5)%	23.1%	23.1%

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
For the three and nine months ended September 30, 2020, our effective tax rate was different than the statutory rate primarily due to a discrete tax benefit recognized during the nine months related to excess tax benefits on equity compensation. In addition, the Company’s annual effective tax rate for the current year has been impacted by an increase in permanent items related to limitations on executive compensation and the inclusion of foreign income in the U.S. due to foreign disregarded entities compared to the overall pretax loss for the quarter.
For the three and nine months ended September 30, 2019, our effective tax rate was different than the statutory rate primarily due to the recognition of discrete period tax benefits related to excess tax benefits on equity compensation. In addition, the Company’s actual effective tax rate for the previous year had reduced the expected annual benefit as a result of permanent adjustments related to limitations on executive compensation deductibility and inclusion of income in the U.S. due to foreign disregarded entities.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, which is commonly known as the CARES Act, was enacted into law. As permitted by the CARES Act, the Company has accelerated the refund request for previously paid Alternative Minimum Taxes, of which $4,207 has been received, and has deferred $4,441 associated with the employer portion of the social security payroll tax. We continue to assess the Company's potential benefits of the CARES Act and ongoing government guidance related to COVID-19.
Uncertain Tax Positions
The Company had uncertain tax benefits of $841 and $914 as of September 30, 2020 and December 31, 2019, respectively. The Company recognizes interest and penalties related to uncertain tax benefits in income tax expense. The Company recognized a benefit of $29 and $40 of interest and penalties, respectively, during the three and nine months ended September 30, 2020 and incurred $149 interest and penalties for the nine months ended September 30, 2019. The following table reconciles the total amounts of uncertain tax benefits:

	September 30, 2020	December 31, 2019
Balance as of January 1	$914	$1,107
Increase due to current year positions	111	155
Decrease due to prior year positions	—	(243)
Decrease due to settlements and payments	(173)	(86)
Decrease due to lapse of applicable statute of limitations	(5)	(71)
(Decrease) increase due to foreign currency fluctuation	(6)	52
Uncertain tax benefits as of the end of the period	$841	$914

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Net Operating Loss Carry Forwards
As of September 30, 2020, the Company has U.S. Federal and state NOL carryforwards of $454,506 and $237,667, respectively, which expire at various times through 2037. In addition, we have NOLs for United Kingdom tax purposes of $165,104 with no expiration date.
Note 6.    Long-Term Debt
This footnote should be read in conjunction with the complete description of our financing arrangements under Note 8, Long-Term Debt, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.
The following table summarizes the Company's long-term debt as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Revolving credit facility - due 2023	240,500	220,500
Convertible senior notes - due 2024	345,000	345,000
Long-term debt including current maturities	585,500	565,500
Less unamortized discount	51,912	61,234
Less debt issuance costs	5,912	7,108
Total long-term debt	$527,676	$497,158
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
Prior to December 1, 2023, the notes will be convertible only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. We will satisfy any conversion election by paying or delivering, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock. During the nine months ended September 30, 2020, the conditions allowing holders of the Convertible Senior Notes to convert were not met.
The net carrying amount of the liability component of the Convertible Senior Notes was as follows:

September 30, 2020
Principal	$345,000
Unamortized discount	(51,912)
Unamortized issuance cost	(5,912)
Net carrying amount	$287,176

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The following table sets forth the interest expense recognized related to the Convertible Senior Notes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Contractual interest expense	$1,510	$1,543	$4,528	$1,819
Amortization of debt discount	3,159	2,948	9,322	3,435
Amortization of debt issuance costs	398	391	1,196	465
Total interest expense related to the Convertible Senior Notes	$5,067	$4,882	$15,046	$5,719
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
During the nine months ended September 30, 2020, we borrowed $75 million under the revolving credit facility and repaid $55 million under the revolving facility. In addition, the effective interest rate was 2.94% as of September 30, 2020. During the nine months ended September 30, 2019, we repaid $323.5 million under the revolving credit facility, $95 million under the 2018 term note, and borrowed $134 million under the revolving credit facility. As of September 30, 2020, we were in compliance with all covenants, including financial covenants, for the 2018 Credit Facility.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

As of December 31, 2019, the fair market value of the swaps was $18, which was included in other assets on our condensed consolidated balance sheet. The following table summarizes the effects of ASC 815 on the Company's accumulated OCI balance attributable to cash flow derivatives:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Accumulated OCI beginning balance	$—	$(506)	$(1,001)	$975
Reclassified from accumulated OCI to income:
Due to reclassification of previously deferred amounts	—	(133)	1,051	(398)
Change in fair value of cash flow hedge accounting contracts, net of tax	—	(174)	(50)	(1,390)
Accumulated OCI ending balance, net of tax benefit of $— and $29, respectively	$—	$(813)	$—	$(813)
Gains expected to be reclassified from accumulated OCI during the next 12 months	$—	$531	$—	$531
Note 7.  Leases

The Company entered into various non-cancelable operating lease agreements for certain of our existing office and telecommunications co-location space as well as operating leases for certain equipment. The operating leases expire at various times through 2026. We are committed to pay a portion of the buildings’ operating expenses as required under the arrangements which we will separate as a non-lease component when readily determinable. The Company did not have any finance leases as of September 30, 2020 and December 31, 2019.

The Company incurred operating lease expense, excluding lease abandonment, of $2,919 and $8,784, respectively, during the three and nine months ended September 30, 2020 and $3,529 and $11,196, respectively, during the three and nine months ended September 30, 2019, related to its operating leases. In addition, the Company received sub-lease income of $293 and $904, respectively, during the three and nine months ended September 30, 2020 and $330 and $966, respectively, during the three and nine months ended September 30, 2019. Additionally, the remaining weighted average lease term for our operating leases was 3.90 years and the weighted average discount rate utilized to measure the Company's operating leases was 5.04% as of September 30, 2020.

Supplemental cash flow related to the Company's operating leases is as follows:

	Nine Months Ended
	September 30, 2020	September 30, 2019

Cash paid for amounts included in the measurement of lease liabilities	$12,090	$12,753
Right-of-use assets obtained in exchange for lease obligations	$1,261	$7,718

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Maturities of operating lease liabilities as of September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020	December 31, 2019

For the year ended December 31, 2020 (excluding the nine months ended September 30, 2020 for the period ended September 30, 2020)	$3,047	15,017
2021	12,019	11,663
2022	8,199	7,599
2023	6,554	7,197
2024	2,252	6,592
Thereafter	4,541	21,178
Total lease payments	36,612	69,246
Less imputed interest	(3,384)	(11,047)
Total	$33,228	$58,199

During the first quarter of 2020, the Company amended one of its office leases to remove a renewal period of 5 years beyond the initial lease term.  In the Company's adoption of ASC 842, the Company had included the available renewal term within the transition asset and liability as the renewal was highly probable at the time of adoption.  As a result, the Company's operating lease liability was reduced by $15,825 with a corresponding reduction in the Company's operating lease right-of-use assets as of March 31, 2020. During the third quarter of 2020, the Company abandoned a portion of one of its office leases and as such, the Company reduced its operating lease right-of-use asset by $6,061 as of September 30, 2020 by accelerating the amortization of the right-of-use asset through the cease use date which is included in general and administrative expense.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 8.    Common Stock
As of September 30, 2020 and December 31, 2019, the Company had 596,950 shares of common stock authorized and had 15,009 shares available for grants under our share-based compensation programs as of September 30, 2020. For a detailed description of our share-based compensation programs refer to Note 10, Employee Stock Benefit Plans in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. The following table reflects the changes in the Company's common stock issued and outstanding:

For the Three Months Ended
(in thousands)	Issued	Treasury	Outstanding
Balance at June 30, 2019	314,725	(72,757)	241,968
Shares issued under the 2015 Equity Incentive Plan	465	—	465
Employee taxes paid on withholding shares	—	(113)	(113)
Assets acquisition	240	—	240
Common stock repurchase	—	—	—
Balance at September 30, 2019	315,430	(72,870)	242,560

Balance at June 30, 2020	320,155	(74,700)	245,455
Shares issued under the 2015 Equity Incentive Plan	2,784	—	2,784
Employee taxes paid on withholding shares	—	(61)	(61)
Balance at September 30, 2020	322,939	(74,761)	248,178

For the Nine Months Ended
(in thousands)	Issued	Treasury	Outstanding
Balance at December 31, 2018	309,736	(69,993)	239,743
Shares issued under the 2015 Equity Incentive Plan	5,454	—	5,454
Employee taxes paid on withholding shares	—	(2,024)	(2,024)
Assets acquisition	240	—	240
Common stock repurchase	—	(853)	(853)
Balance at September 30, 2019	315,430	(72,870)	242,560

Balance at December 31, 2019	315,808	(72,959)	242,849
Shares issued under the 2015 Equity Incentive Plan	7,131	—	7,131
Employee taxes paid on withholding shares	—	(1,802)	(1,802)
Balance at September 30, 2020	322,939	(74,761)	248,178

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
State and Municipal Taxes
In accordance with generally accepted accounting principles, we make a provision for a liability for taxes when it is both probable that a liability has been incurred and the amount of the liability or range of liability can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. From time to time, we have received inquiries from a number of states and local taxing agencies with respect to the remittance of sales, use, telecommunications, and excise taxes. Several jurisdictions are currently conducting tax audits of the Company's records. While the Company collects or has accrued for taxes that it believes are required to be remitted, it has reviewed its positions in those various jurisdictions as well as other regulatory fees and has established appropriate reserves. As such, we have established reserves of $7,923 and $3,175 as of September 30, 2020 and December 31, 2019, respectively, as our best estimate of the potential tax exposure for any retroactive assessment.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 10.  Industry Segment and Geographic Information
ASC 280, Segment Reporting establishes reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. Under ASC 280, the method for determining what information to report is based upon the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. Our chief operating decision-maker reviews revenue and gross margin information for each of our reportable segments, but does not review operating expenses on a segment by segment basis. In addition, with the exception of goodwill and intangible assets, we do not identify or allocate our assets by the reportable segments. Beginning the three months ended September 30, 2020, the Company began to referring to the Vonage Communications Platform segment which had previously been referred to as the Business segment.
Vonage Communications Platform
The Vonage Communications Platform is our single enterprise cloud communications platform, offering our wide range of enterprise communications services and solutions including Communications APIs, Unified Communications, and Contact Center Communications The Vonage Communications Platform brings unique value to businesses by providing multiple communications channels - video, voice, messaging, email and verification - that integrate into applications, products and workflows. This delivers both the power and the flexibility our customers need to disrupt their industries, and enables the type of business continuity, remote work, and remote delivery of services that are now essential for companies to work and serve customers from anywhere. Vonage products and services enable our business customers to fundamentally change how they engage with their customers and team members. We have a robust set of solutions and services that meet the needs of businesses of all sizes, from micro, to SMB through mid-market and enterprise. We provide customers with multiple deployment options designed to provide the reliability and quality of service they demand. Vonage solutions also integrate with today's leading business applications, CRM and productivity tools,, including Google’s G Suite, Zendesk, Salesforce’s Sales and Service Clouds, Microsoft Dynamics, ServiceNow, Oracle, and Clio among others, to drive internal communications and collaboration among team members and external engagement with customers
Consumer
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
For our segments we categorize revenues as follows:
Services revenues. Services revenues consists primarily of revenue attributable to our communication services for Consumer and Communications APIs, Unified Communications and Contact Center Solutions for VCP.
Access and product revenues. Product revenues include equipment sold to customers, shipping and handling, professional services, and broadband access, as well as revenues associated with providing access services to VCP customers.
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
Access and product cost of revenues. Product cost of revenues includes equipment sold to customers, shipping and handling, professional services, cost of certain products including equipment or services that we give customers as promotions, and broadband access, as well as costs associated with providing access services to VCP customers.
USF cost of revenues. USF cost of revenues represents contributions to the Federal USF and related fees.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Information about our segment results for the three and nine months ended September 30, 2020 were as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2020			September 30, 2020
	VCP	Consumer	Total	VCP	Consumer	Total
Revenues
Service revenues	$218,456	$71,693	$290,149	$626,416	$223,981	$850,397
Access and product revenues (1)	8,757	85	8,842	27,987	200	28,187
Service, access and product revenues excluding USF	227,213	71,778	298,991	654,403	224,181	878,584
USF revenues	6,613	11,045	17,658	15,925	30,130	46,055
Total revenues	233,826	82,823	316,649	670,328	254,311	924,639

Cost of revenues
Service cost of revenues (2)	105,593	8,287	113,880	298,588	25,470	324,058
Access and product cost of revenues (1)	9,894	469	10,363	31,756	1,438	33,194
Service, access and product cost of revenues excluding USF	115,487	8,756	124,243	330,344	26,908	357,252
USF cost of revenues	6,613	11,045	17,658	15,925	30,130	46,055
Total cost of revenues	122,100	19,801	141,901	346,269	57,038	403,307

Segment gross margin
Service margin	112,863	63,406	176,269	327,828	198,511	526,339
Access and product margin	(1,137)	(384)	(1,521)	(3,769)	(1,238)	(5,007)
Gross margin excluding USF (Service, access and product margin)	111,726	63,022	174,748	324,059	197,273	521,332
Segment gross margin	$111,726	$63,022	$174,748	$324,059	$197,273	$521,332

Segment gross margin %
Service margin %	51.7%	88.4%	60.8%	52.3%	88.6%	61.9%
Gross margin excluding USF (Service, access and product margin %)	49.2%	87.8%	58.4%	49.5%	88.0%	59.3%
Segment gross margin %	47.8%	76.1%	55.2%	48.3%	77.6%	56.4%
(1) Includes customer premise equipment, access, and shipping and handling.
(2) Excludes depreciation and amortization of $12,691 and $958 for the three months ended September 30, 2020 and $32,370 and $3,583 for the nine months ended September 30, 2020, respectively.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Information about our segment results for the three and nine months ended September 30, 2019 were as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2019			September 30, 2019
	VCP	Consumer	Total	VCP	Consumer	Total
Revenues
Service revenues	$183,701	$83,981	$267,682	$523,060	$260,225	$783,285
Access and product revenues (1)	12,120	69	12,189	35,524	197	35,721
Service, access and product revenues excluding USF	195,821	84,050	279,871	558,584	260,422	819,006
USF revenues	10,709	11,954	22,663	27,563	33,090	60,653
Total revenues	206,530	96,004	302,534	586,147	293,512	879,659

Cost of revenues
Service cost of revenues (2)	87,352	8,587	95,939	243,496	26,706	270,202
Access and product cost of revenues (1)	13,858	1,373	15,231	41,323	3,287	44,610
Service, access and product cost of revenues excluding USF	101,210	9,960	111,170	284,819	29,993	314,812
USF cost of revenues	10,709	11,954	22,663	27,563	33,090	60,653
Total cost of revenues	111,919	21,914	133,833	312,382	63,083	375,465

Segment gross margin
Service margin	96,349	75,394	171,743	279,564	233,519	513,083
Access and product margin	(1,738)	(1,304)	(3,042)	(5,799)	(3,090)	(8,889)
Gross margin excluding USF (Service, access and product margin)	94,611	74,090	168,701	273,765	230,429	504,194
Segment gross margin	$94,611	$74,090	$168,701	$273,765	$230,429	$504,194

Segment gross margin %
Service margin %	52.4%	89.8%	64.2%	53.4%	89.7%	65.5%
Gross margin excluding USF (Service, access and product margin %)	48.3%	88.1%	60.3%	49.0%	88.5%	61.6%
Segment gross margin %	45.8%	77.2%	55.8%	46.7%	78.5%	57.3%
(1) Includes customer premise equipment, access, and shipping and handling.
(2) Excludes depreciation and amortization of $8,492 and $1,166 for the three months ended September 30, 2019 and $24,684 and $3,536 for the nine months ended September 30, 2019, respectively.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

A reconciliation of the total of the reportable segments' gross margin to consolidated income before income taxes is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Total reportable gross margin	$174,748	$168,701	$521,332	$504,194
Sales and marketing	85,505	83,628	261,953	274,513
Engineering and development	20,110	16,901	59,097	50,318
General and administrative	56,835	41,306	140,537	113,380
Depreciation and amortization	22,887	21,319	64,064	63,195
(Loss) Income income from operations	(10,589)	5,547	(4,319)	2,788

Interest expense	(7,373)	(8,454)	(24,776)	(24,517)
Other income (expense), net	(37)	58	154	(505)
Loss before income tax benefit	$(17,999)	$(2,849)	$(28,941)	$(22,234)
Information about our operations by geographic location is as follows:

	September 30, 2020	December 31, 2019
Long-lived assets:
United States	$640,472	$640,277
United Kingdom	280,450	299,660
Israel	1,381	1,609
	$922,303	$941,546

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 11.  Cash Flow Information

Detail of supplemental disclosures for cash flow and non-cash investing and financing information was as follows:

	Nine Months Ended
	September 30,
	2020	2019
Cash paid (received) during the periods for:
Interest	$10,887	$17,108
Income taxes	(4)	$3,435
Non-cash investing activities:
Acquisition of long-term assets included in accounts payable and accrued expenses	$2,791	$657
Stock-based compensation expense capitalized in internally developed software costs	3,042	—
Debt issuance costs included in accounts payable and accrued liabilities	—	328
Issuance of shares for asset acquisition	—	3,000

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion together with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q and our audited financial statements included in our Annual Report on Form 10-K. This discussion contains forward-looking statements. These forward-looking statements are based on information available at the time the statements are made and/or management’s belief as of that time with respect to future events and involve risks and uncertainties that could cause actual results and outcomes to be materially different. Important factors that could cause such differences include but are not limited to: realizing the benefits of optimization and cost-saving initiatives; the impact of the COVID-19 pandemic; the competition we face; the expansion of competition in the cloud communications market; risks related to the acquisition or integration of businesses we have acquired; our ability to adapt to rapid changes in the cloud communications market; the nascent state of the cloud communications for business market; our ability to retain customers and attract new customers cost-effectively; the risk associated with developing and maintaining effective internal sales teams and effective distribution channels; security breaches and other compromises of information security; risks associated with sales of our services to medium-sized and enterprise customers; our reliance on third-party hardware and software; our dependence on third-party facilities, equipment, systems and services; system disruptions or flaws in our technology and systems; our ability to comply with data privacy and related regulatory matters; our ability to scale our business and grow efficiently; our dependence on third party vendors; the impact of fluctuations in economic conditions, particularly on our small and medium business customers; our ability to obtain or maintain relevant intellectual property licenses or to protect our trademarks and internally developed software; restrictions in our debt agreements that may limit our operating flexibility; our ability to obtain additional financing if required; our ability to raise funds necessary to settle conversion of the 2024 convertible senior notes; conditional conversion features of the convertible senior notes; the cash settlement of the convertible senior notes; the effects of the capped call transactions in connection with the convertible senior notes; fraudulent use of our name or services; intellectual property and other litigation that have been and may be brought against us; reliance on third parties for our 911 services; uncertainties relating to regulation of business services; risks associated with legislative, regulatory or judicial actions regarding our business products; risks associated with operating abroad; risks associated with the taxation of our business; governmental regulation and taxes in our international operations; liability under anti-corruption laws or from governmental export controls or economic sanctions; our dependence on our customers' unimpeded access to broadband connections; foreign currency exchange risk; our history of net losses and ability to achieve consistent profitability in the future; our ability to fully realize the benefits of our net operating loss carry-forwards if an ownership change occurs; certain provisions of our charter documents; and other factors that are set forth under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, and therefore, you should not rely on these forward-looking statements as representing our views as of any date subsequent to the date this Form 10-Q is filed with the Securities and Exchange Commission.
Financial Information Presentation
For the financial information discussed in this Quarterly Report on Form 10-Q, other than per share and per line amounts, dollar amounts are presented in thousands, except where noted. All trademarks are the property of their owners.
Overview

At Vonage, we are observing a secular shift in the way businesses need to operate. We believe that this shift is driving a growing communications revolution across all industries and modes of communications. We believe that Vonage's Communications APIs, Unified Communications, and Contact Center products and services are well positioned to take advantage of this emerging trend with sizable, growing total addressable markets as companies look to cloud-based communications solutions and API programming architectures as part of their digital transformation. We also provide a robust suite of feature-rich residential communication solutions through our legacy Consumer business.

Vonage Communications Platform
Our strategic business is the Vonage Communications Platform, which is our single, enterprise cloud communications platform, offering our wide range of enterprise communications services and solutions including APIs, Unified Communications, and Contact Center Applications. Our strategy is to leverage the Vonage Communications Platform to deliver powerful communications services and solutions.

The Vonage Communications Platoform brings unique value to businesses by providing multiple communications channels - video, voice, messaging, email and verification - that integrate into applications, products and workflows. This delivers both the power and the flexibility our customers need to disrupt their industries, and enables the type of business continuity, remote work, and remote delivery of services that are now essential for companies to work and serve customers from anywhere. Our products and services enable our business customers to fundamentally change how they engage with their customers and team members. Vonage has a robust set of solutions and services that meet the needs of businesses of all sizes, from micro, to SMB through mid-market and enterprise. We provide customers with multiple deployment options, designed to provide the reliability and quality of service they demand. Vonage solutions also integrate with today's leading business applications, CRM and productivity tools, including Google’s G Suite, Zendesk, Salesforce’s Sales and Service Clouds, Microsoft Dynamics, ServiceNow, Oracle, and Clio among others, to drive internal communication and collaboration among team members and external engagement with customers.
Consumer
For our Consumer customers, we enable users to access and utilize our services and features, via their existing internet connections, including over 3G/4G, LTE, Cable, or DSL broadband networks. This technology enables us to offer our Consumer customers attractively priced voice and messaging services and other features around the world on a variety of devices. Consumer is a non-strategic business over the long-term horizon. Our Consumer strategy continues to focus our foundational pivot away from our heritage consumer telephony to an enterprise cloud communications platform company.
Services Outside of the United States
We have operations in the United States, United Kingdom, Canada, Israel, Hong Kong, and Singapore, and provide a wide range of communications solutions to our customers located in many countries around the world.
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
COVID-19 has impacted some of our customers more than others, including customers in the travel, hospitality, retail, and other industries where physical interaction is critical. We have experienced and expect that we will continue to experience slowdowns in bookings and customer payments, customer churn and reduced usage, and issuance of customer credits to distressed customers served by certain product lines in the Vonage Communications Platform. In addition, COVID-19 may have impacts on many additional aspects of our operations, directly and indirectly, including with respect to its impacts on customer behaviors, our business and our employees, and the market generally, and the scope and nature of these impacts continue to evolve each day.

Recent Significant Events
Coincident with the July 1st appointment of Mr. Read as President and Chief Executive Officer, the Company initiated a business-wide optimization and alignment project to focus the Company's resources and drive stronger operational execution, which also includes the previously announced Consumer evaluation. In connection with this project, the Company initiated a reduction in workforce which resulted in a restructuring charge during the three months ended September 30, 2020. In addition, the Company abandoned a portion of one of its leased facilities. These actions are expected to result in a reduction in operating expenses of approximately $50 million annually. The Company expects to reinvest a portion of the cost savings into key areas of the business. Additionally, the Company may have opportunities for further cost saving initiatives as the Company continues to streamline and optimize its business processes which may result in further restructuring charges.
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

Key Operating Data

The table below includes key operating data that our management uses to measure the growth and operating performance of the Vonage Communications Platform segment:

Vonage Communications Platform	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Service revenue per customer	$527	$451	$504	$435
Vonage Communications Platform revenue churn	1.2%	1.0%	1.0%	1.1%
Service Revenue per Customer. Service revenues per customer for a particular period is calculated by dividing the average monthly service revenues for the period by the average number of customers over the number of months in the period. The average number of customers is the number of customers on the first day of the period, plus the number of customers on the last day of the period, divided by two. Service revenues excludes revenues from trading and auction customers. Service revenue per customer increased from $451 for the three months ended September 30, 2019 to $527 for the three months ended September 30, 2020 primarily driven by the Company's successful efforts to attract larger business customers and to expand services provided to our existing business customers. Service revenue per customer increased from $435 for the nine months ended September 30, 2019 to $504 for the nine months ended September 30, 2020 primarily driven by the Company's successful efforts to attract larger VCP customers and to expand services provided to our existing VCP customers.

Vonage Communications Platform Revenue Churn. Vonage Communications Platform revenue churn is calculated by dividing the revenue from customers or customer locations that have been confirmed to be foregone during a period by the simple average of the total revenue from all customers in that period. Revenue for purposes of determining VCP revenue churn is service revenue excluding revenue from our trading and auction customers, and usage in excess of a customer’s contracted service plan, regulatory fees charged to customers, and credits. The simple average of total revenue from all customers during the period is the total revenue as defined herein on the first day of the period, plus the total revenue as defined herein on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first month after activation. Other companies may calculate business revenue churn differently, and their business revenue churn data may not be directly comparable to ours. Vonage Communications Platform revenue churn increased from 1.0% for the three months ended September 30, 2019 to 1.2% for the three months ended September 30, 2020.  Vonage Communications Platform revenue churn decreased from 1.1% for the nine months ended September 30, 2019 to 1.0% for the nine months ended September 30, 2020, respectively. Our revenue churn may fluctuate over time due to economic conditions, seasonality in certain customer's operations, loss of customers who are acquired, and competitive pressures including promotional pricing. We are continuing to invest in our overall quality of service which includes customer care headcount and systems, billing systems, on-boarding processes and self-service options to ensure we scale our processes to our growth and continue to improve the overall customer experience.
The table below includes key operating data that our management uses to measure the growth and operating performance of the Consumer segment:

Consumer	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Average monthly revenues per subscriber line	$28.31	$27.56	$27.71	$26.91
Subscriber lines (at period end)	951,729	1,136,112	951,729	1,136,112
Customer churn	1.8%	1.8%	1.7%	1.8%
Average Monthly Revenues per Subscriber Line. Average monthly revenues per subscriber line for a particular period is calculated by dividing our revenues for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. The simple average number of subscriber lines for the period is the number of subscriber lines on the first day of the period, plus the number of subscriber lines on the last day of the period, divided by two. Our average monthly revenues per subscriber line increased from $27.56 for the three months ended September 30, 2019 to $28.31 for the three months ended September 30, 2020 due primarily to the Company's ability to retain its more tenured customers. Our average monthly revenues per subscriber line increased from $26.91 for the nine months ended September 30, 2019 to $27.71 for the nine months ended September 30, 2020 due primarily to the Company's ability to retain its more tenured customers.
Subscriber Lines. Our subscriber lines include, as of a particular date, all paid subscriber lines from which a customer can make an outbound telephone call on that date. Our subscriber lines include fax lines, including fax lines bundled with subscriber lines in our small office home office calling plans and soft phones, but do not include our virtual phone numbers and toll free numbers, which only allow inbound telephone calls to customers. Subscriber lines decreased from 1,136,112 as of September 30, 2019 to 951,729 as of September 30, 2020, reflecting planned actions to enhance the profitability of the assisted sales channel by eliminating lower performing locations and restructuring the pricing offers, and to shift investment to our business market.

Customer Churn. Customer churn is calculated by dividing the number of customers that have terminated during a period by the simple average of number of customers in a given period. The simple average number of customers during the period is the number of customers on the first day of the period, plus the number of customers on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first month after activation. Other companies may calculate customer churn differently, and their customer churn data may not be directly comparable to ours. Customer churn was flat at 1.8% for the three months ended September 30, 2019 and 2020, respectively. Customer churn decreased from 1.8% for the nine months ended September 30, 2019 to 1.7% for the nine months ended September 30, 2020, respectively. We maximize customer value by focusing marketing spend on higher return channels and away from assisted selling channels which had higher early life churn. We monitor customer churn on a daily basis and use it as an indicator of the level of customer satisfaction. Customers who have been with us for a year or more tend to have a lower churn rate than customers who have not. In addition, our customers who are international callers generally churn at a lower rate than customers who are domestic callers. Our customer churn will fluctuate over time due to economic conditions, competitive pressures including promotional pricing targeting international long distance callers, marketplace perception of our services, and our ability to provide high quality customer care and network quality and add future innovative products and services. See the discussion above for detail regarding churn impacting our business customers.

REVENUE
Revenues consist of services revenue and customer equipment and shipping fee revenue. Substantially all of our revenues are services revenue. For Consumer customers in the United States, we offer domestic and international rate plans, including a variety of residential plans and mobile plans. For our VCP customers, we offer micro, SMB, mid-market, and enterprise customers several service plans with different pricing structures and contractual requirements ranging in duration from month-to-month to three years. In addition, we provide managed equipment to VCP customers for which the customers pay a monthly fee. Customers also have the opportunity to purchase premium features for additional fees. In addition, we derive revenue from usage-based fees earned from customers using our cloud-based software products. These usage-based software products include our messaging, voice, Verify and chat APIs. Usage-based fees include number of text messages sent or received using our messaging APIs, minutes of call duration activity for our voice APIs, and number of converted authentications for our Verify API. Services revenue is offset by the cost of certain customer acquisition activities, such as rebates and promotions. In addition, in certain instances, we charge disconnect fees which are recognized as revenue at the time the disconnect fees are collected from our customer.
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

Results of Operations
The following table sets forth, as a percentage of total revenues, our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Total revenues	100%	100%	100%	100%

Operating Expenses:
Cost of revenues (exclusive of depreciation and amortization)	45	44	44	43
Sales and marketing	27	28	28	31
Engineering and development	6	5	6	6
General and administrative	18	14	15	13
Depreciation and amortization	7	7	7	7
Total operating expenses	103	98	100	100
(Loss) Income from operations	(3)	2	—	—
Other Income (Expense):
Interest expense	(2)	(3)	(3)	(3)
Other income (expense), net	—	—	—	—
Total other income (expense), net	(2)	(3)	(3)	(3)
Loss before income tax benefit	(5)	(1)	(3)	(3)
Income tax benefit (expense)	2	(6)	1	1
Net loss	(3)%	(7)%	(2)%	(2)%

Management's Discussion of the Results of Operations for the Three and Nine Months Ended September 30, 2020 and 2019
The Company reported loss before income taxes of $17,999 and $2,849 for the three months ended September 30, 2020 and 2019, respectively. The higher loss before income taxes for the three months ended September 30, 2020 was primarily due to higher operating expenses of $22,183. The increase in operating expenses was mainly driven by an increase in general and administrative expense resulting from costs associated with the employee exit costs as a result of restructuring activities, the abandonment of a portion of one of the Company's office locations and increased reserves associated with indirect taxes. Also attributing was an increase in engineering and development expenses in connection with the Company's continued focus on innovation, and an increase in sales and marketing expenses as the Company began increasing media marketing spending which had been delayed as a result of the COVID-19 pandemic. The increase in operating expenses was slightly offset by higher gross margin of $6,047 primarily as a result of higher usage of APIs within the VCP segment as well as lower operating expenses due to adjustments to compensation related reserves.
The Company reported loss before income taxes of $28,941 and $22,234 for the nine months ended September 30, 2020 and 2019, respectively. The higher loss before income taxes for the nine months ended September 30, 2020 was primarily due to higher operating expenses of $24,245. The increase in operating expenses was mainly driven by an increase in general and administrative expense resulting from costs associated with the employee exit costs as a result of restructuring activities, the abandonment of a portion of the Company's office locations and increased reserves associated with indirect taxes. Also attributing was an increase in engineering and development expenses in connection with the Company's continued focus on innovation. The increase in operating expenses was slightly offset by decrease in sales and marketing expenses due to lower media marketing costs along with certain marketing events being cancelled as a result of the COVID-19 pandemic. The increase in operating expenses was offset by higher gross margin of $17,138 primarily as a result of higher usage of APIs within the VCP segment.

The Company reported net loss of $10,062 and $22,247 for the three and nine months ended September 30, 2020, and $21,097 and $17,107 for the three and nine months ended September 30, 2019, respectively. The decrease in net loss for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was due to the increase in loss before income taxes as discussed above. While the Company reported a larger loss before tax for the three months ended September 30, 2020, the Company recognized a tax benefit of $7,937 as compared to tax expense of $18,248 during the prior year quarter. The prior year income tax expense of $18,248 was driven by a reduction of the prior year's expected tax benefit resulting from permanent adjustments on such items as executive compensation.
The increase in net loss for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was due to the decrease in loss before income taxes discussed above and the decrease in income tax of $1,567 due to a tax benefit related to stock compensation.
We calculate gross margin as total revenues less cost of revenues, which primarily consists of fees that we pay to third parties on an ongoing basis in order to provide our services and costs incurred when a customer first subscribes to our service. The following table presents consolidated revenues, cost of revenues and the composition of gross margin for the three and nine months ended September 30, 2020 and 2019:

(in thousands, except percentages)	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2020	2019	Dollar Change	Percent Change	2020	2019	Dollar Change	Percent Change
Service, access and product revenues	$298,991	$279,871	$19,120	7%	$878,584	$819,006	$59,578	7%
USF revenues	$17,658	$22,663	$(5,005)	(22)%	$46,055	$60,653	$(14,598)	(24)%
Total revenues	$316,649	$302,534	$14,115	5%	$924,639	$879,659	$44,980	5%

Service, access and product cost of revenues	124,243	111,170	13,073	12%	357,252	314,812	42,440	13%
USF cost of revenues	17,658	22,663	(5,005)	(22)%	46,055	60,653	(14,598)	(24)%
Total cost of revenues (1)	141,901	133,833	8,068	6%	403,307	375,465	27,842	7%
Gross margin	$174,748	$168,701	$6,047	4%	$521,332	$504,194	$17,138	3%
(1) Excludes depreciation and amortization of $13,649 and $9,658 for the three months ended September 30, 2020 and 2019, respectively and $35,953 and $28,220 for the nine months ended September 30, 2020 and 2019, respectively.
Total revenues and cost of revenues were impacted by the following trends and uncertainties:
Three Months Ended September 30, 2020 compared to Three Months Ended September 30, 2019
Total revenues increased 5% for the three months ended September 30, 2020 as compared to the prior year period. The increase was primarily due to the VCP customer growth driving an increase in revenues of $27,296 as a result of increased usage on the Company's API Platform in the current year. Despite a decline in USF revenues, the Company has continue to grow overall VCP revenues. USF revenues have declined as more of the Company's VCP services are based upon software service rather than telecommunication services. The increase in total revenues was partially offset by declining Consumer revenues of $13,181 in connection with the continued decline of Consumer subscriber lines. The Company continues to expect that the Consumer portion of the Company's overall business will become less significant. The Company will focus its resources in an effort to increase market share in its VCP communications platforms.
Total cost of revenues increased 6% for the three months ended September 30, 2020 as compared to the prior year period driven by increased costs incurred in servicing our VCP customers of $10,181 due to the increase in customers and higher volume of API usage. This was partially offset by a decrease in costs in Consumer of $2,113 as subscriber lines continue to decline resulting in lower international and long-distance termination costs.

Nine Months Ended September 30, 2020 compared to Nine Months Ended September 30, 2019
Total revenues increased 5% for the nine months ended September 30, 2020 as compared to the prior year period. The increase was primarily due to the VCP customer growth driving an increase in revenues of $84,181 despite a decline in USF revenues as more of the Company's VCP services are based upon software service rather than telecommunication services. This was partially offset by declining Consumer revenues of $39,201 in connection with the continued decline of Consumer subscriber lines. The Company continues to expect that the Consumer portion of the Company's overall business will become less significant. The Company reallocates resources to increase market share in its VCP communications platforms.
Total cost of revenues increased 7% for the nine months ended September 30, 2020 as compared to the prior year period driven by increased costs incurred in servicing our VCP customers of $33,887 due to the increase in customers and overall usage. This was partially offset by a decrease in costs in Consumer of $6,045 as subscriber lines continue to decline resulting in lower international and long-distance termination costs.

Vonage Communications Platform Gross Margin for the Three and Nine Months Ended September 30, 2020 and 2019

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2020	2019	Dollar Change	Percent Change	2020	2019	Dollar Change	Percent Change
Revenues
Service revenues	$218,456	$183,701	$34,755	19%	$626,416	$523,060	$103,356	20%
Access and product revenues(1)	8,757	12,120	(3,363)	(28)%	27,987	35,524	(7,537)	(21)%
Service, access and product revenues excluding USF	227,213	195,821	31,392	16%	654,403	558,584	95,819	17%
USF revenues	6,613	10,709	(4,096)	(38)%	15,925	27,563	(11,638)	(42)%
Total revenues	233,826	206,530	27,296	13%	670,328	586,147	84,181	14%

Cost of revenues
Service cost of revenues (2)	105,593	87,352	18,241	21%	298,588	243,496	55,092	23%
Access and product cost of revenues (1)	9,894	13,858	(3,964)	(29)%	31,756	41,323	(9,567)	(23)%
Service, access and product cost of revenues excluding USF	115,487	101,210	14,277	14%	330,344	284,819	45,525	16%
USF cost of revenues	6,613	10,709	(4,096)	(38)%	15,925	27,563	(11,638)	(42)%
Total cost of revenues	122,100	111,919	10,181	9%	346,269	312,382	33,887	11%

Segment gross margin
Service margin	112,863	96,349	16,514	17%	327,828	279,564	48,264	17%
Gross margin excluding USF (Service, access and product margin)	111,726	94,611	17,115	18%	324,059	273,765	50,294	18%
Segment gross margin	$111,726	$94,611	$17,115	18%	$324,059	$273,765	$50,294	18%

Segment gross Margin %
Service margin %	51.7%	52.4%	52.3%	53.4%
Gross margin excluding USF (Service, access and product margin) %	49.2%	48.3%	49.5%	49.0%
Segment gross margin %	47.8%	45.8%	48.3%	46.7%
a.Includes customer premise equipment, access, and shipping and handling.
b.Excludes depreciation and amortization of $12,691 and $8,492 for the three months ended September 30, 2020 and 2019, respectively and $32,370 and $24,684 for the nine months ended September 30, 2020 and 2019, respectively.

Three Months Ended September 30, 2020 compared to Three Months Ended September 30, 2019
The following table describes the increase in VCP gross margin for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019:

(in thousands)
Service gross margin increase is primarily due to increased usage of the Company's API services as customers expand their use of video APIs as a result of the ongoing COVID-19 pandemic along with an overall increase in the customer base	$16,514
Access and product gross margin increased due to lower costs providing access services to VCP customers during the current quarter	601
Increase in segment gross margin	$17,115

Vonage Communications Platform service gross margin percentage decreased to 51.7% for the three months ended September 30, 2020 from 52.4% for the three months ended September 30, 2019. The decrease in business service gross margin percentage is a result of greater proportion of lower margin services across our VCP segment during the quarter ended September 30, 2020 as compared to the same period in the prior quarter as usage of APIs has grown. Our gross margin percentage may continue to be impacted by changes in the mix of service offerings provided to our customers across our VCP segment.
Nine Months Ended September 30, 2020 compared to Nine Months Ended September 30, 2019
The following table describes the increase in VCP gross margin for the nine months ended September 30, 2020 as compared to the three months ended September 30, 2019:

(in thousands)
Service gross margin increase is primarily due to increased usage on the Company's API Platform as customers expand their use of video APIs as a result of the ongoing COVID-19 pandemic along with an overall increase in the customer base	$48,264
Access and product gross margin increased due to lower costs providing access services to VCP customers during the current quarter	2,030
Increase in segment gross margin	$50,294

Vonage Communications Platform service gross margin percentage decreased to 52.3% for the nine months ended September 30, 2020 from 53.4% for the nine months ended September 30, 2019. The decrease in business service gross margin percentage is a result of a greater proportion of lower margin services across our VCP segment during nine months ended September 30, 2020 as compared to the same period in the prior year as usage of APIs has grown. Our gross margin percentage may continue to be impacted by changes in the mix of service offerings provided to our customers across our VCP segment.

Consumer Gross Margin for the Three and Nine Months Ended September 30, 2020 and 2019

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2020	2019	Dollar Change	Percent Change	2020	2019	Dollar Change	Percent Change
Revenues
Service revenues	$71,693	$83,981	$(12,288)	(15)%	$223,981	$260,225	$(36,244)	(14)%
Access and product revenues(1)	85	69	16	23%	200	197	3	2%
Service, access and product revenues excluding USF	71,778	84,050	(12,272)	(15)%	224,181	260,422	(36,241)	(14)%
USF revenues	11,045	11,954	(909)	(8)%	30,130	33,090	(2,960)	(9)%
Total revenues	82,823	96,004	(13,181)	(14)%	254,311	293,512	(39,201)	(13)%

Cost of revenues
Service cost of revenues (2)	8,287	8,587	(300)	(3)%	25,470	26,706	(1,236)	(5)%
Access and product cost of revenues (1)	469	1,373	(904)	(66)%	1,438	3,287	(1,849)	(56)%
Service, access and product cost of revenues excluding USF	8,756	9,960	(1,204)	(12)%	26,908	29,993	(3,085)	(10)%
USF cost of revenues	11,045	11,954	(909)	(8)%	30,130	33,090	(2,960)	(9)%
Total cost of revenues	19,801	21,914	(2,113)	(10)%	57,038	63,083	(6,045)	(10)%

Segment gross margin
Service margin	63,406	75,394	(11,988)	(16)%	198,511	233,519	(35,008)	(15)%
Gross margin excluding USF (Service, access and product margin)	63,022	74,090	(11,068)	(15)%	197,273	230,429	(33,156)	(14)%
Segment gross margin	$63,022	$74,090	$(11,068)	(15)%	$197,273	$230,429	$(33,156)	(14)%

Segment gross Margin %
Service margin %	88.4%	89.8%	88.6%	89.7%
Gross margin excluding USF (Service, access and product margin) %	87.8%	88.1%	88.0%	88.5%
Segment gross margin %	76.1%	77.2%	77.6%	78.5%
a.Includes customer premise equipment and shipping and handling.
b.Excludes depreciation and amortization of $958 and $1,166 for the three months ended September 30, 2020 and 2019, and $3,583 and $3,536 for the nine months ended September 30, 2020 and 2019, respectively.

Three Months Ended September 30, 2020 compared to Three Months Ended September 30, 2019
The following table describes the decrease in consumer gross margin for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019:

(in thousands)
Service gross margin decreased primarily due to a decrease in subscriber lines of 16% resulting in lower gross margin of $12,015 as we have reallocated resources to focus on attracting VCP customers	$(11,988)
Access and product gross margin increased 71% primarily due to lower equipment costs associated with sales to customers during the current quarter	920
Decrease in segment gross margin	$(11,068)

Consumer service gross margin percentage decreased to 88.4% for the three months ended September 30, 2020 from 89.8% for the three months ended September 30, 2019 due to slightly higher international and domestic termination rates.
Nine Months Ended September 30, 2020 compared to Nine Months Ended September 30, 2019
The following table describes the decrease in consumer gross margin for the nine months ended September 30, 2020 as compared to the three months ended September 30, 2019:

(in thousands)
Service gross margin decreased primarily due to a decrease in subscriber lines of 16% resulting in lower gross margin of $35,216 as we have reallocated resources to focus on attracting VCP customers.	$(35,008)
Access and product gross margin increased 60% primarily due to lower equipment costs associated with sales to customers during the current quarter	1,852
Decrease in segment gross margin	$(33,156)

Consumer service gross margin percentage decreased to 88.6% for the nine months ended September 30, 2020 from 89.7% for the nine months ended September 30, 2019 due to slightly higher international and domestic termination rates.

Other Operating Expenses

The following table presents our other operating costs during the three and nine months ended September 30, 2020 and 2019, respectively:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2020	2019	Dollar Change	Percent Change	2020	2019	Dollar Change	Percent Change
Sales and marketing	$85,505	$83,628	$1,877	2%	$261,953	$274,513	$(12,560)	(5)%
Engineering and development	20,110	16,901	3,209	19%	59,097	50,318	8,779	17%
General and administrative	56,835	41,306	15,529	38%	140,537	113,380	27,157	24%
Depreciation and amortization	22,887	21,319	1,568	7%	64,064	63,195	869	1%
Total other operating expenses	$185,337	$163,154	$22,183	14%	$525,651	$501,406	$24,245	5%

Three Months Ended September 30, 2020 compared to Three Months Ended September 30, 2019
Total other operating expenses increased by $22,183 as compared to the three months ended September 30, 2019 due to the following:
•Engineering and development expense increased by $3,209, in connection with the Company's continued transformation focused on innovation and developing further functionality related to its proprietary platform in order to support customers through the mid-market and enterprise sector.
•General and administrative expense increased by $15,529, primarily due to the expense accrued associated with the employee exit costs associated with restructuring activities, the abandonment of a portion of one of the Company's office locations along with increased professional services related to strategic business reviews undertaken by the Company, and an increase in stock compensation due to increased headcount in the current year.

Nine Months Ended September 30, 2020 compared to Nine Months Ended September 30, 2019
Total other operating expenses increased by $24,245 as compared to the nine months ended September 30, 2019 due to the following:
•Sales and marketing expense decreased by $12,560, primarily due to decreased spending in the current period related to media marketing initiatives, less travel by the Company's sales force, and attending fewer sales conferences this period than in the prior period due to the COVID-19 pandemic. These were offset by an increase in reserves for expected credit losses for trade receivables during the current year.
•Engineering and development expense increased by $8,779, in connection with the Company's continued transformation focused on innovation and developing further functionality related to its proprietary platform in order to support customers through the mid-market and enterprise sector.
•General and administrative expense increased by $27,157, primarily due to the expense accrued associated with the employee exit costs associated with restructuring activities, the abandonment of a portion of one of the Company's leased office locations, an increase in professional services related to strategic business reviews undertaken by the Company in the current year, higher personnel costs and stock compensation along with employee exit costs incurred during the current year including CEO succession costs.

Other Income (Expense)

(in thousands, except percentages)	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2020	2019	Dollar Change	Percent Change	2020	2019	Dollar Change	Percent Change
Interest expense	$(7,373)	$(8,454)	$1,081	13%	$(24,776)	$(24,517)	$(259)	(1)%
Other income (expense), net	(37)	58	(95)	(164)%	154	(505)	659	130%
	$(7,410)	$(8,396)	$986		$(24,622)	$(25,022)	$400

Three Months Ended September 30, 2020 compared to Three Months Ended September 30, 2019
Interest expense. The decrease in interest expense of $1,081, or 13%, was mainly due to lower interest expense due to lower principal balances on our 2018 Credit Facility, offset by an increase in interest expense associated with the Convertible Senior Notes issued in June 2019.
Nine Months Ended September 30, 2020 compared to Nine Months Ended September 30, 2019
Interest expense. The increase in interest expense of $259, or 1%, was mainly due to the realization of losses associated with the unwind of the Company's interest rate swaps in June 2020 and an increase in interest expense associated with the Convertible Senior Notes issued in June 2019, offset by lower interest expense due to lower principal balances on our 2018 Credit Facility.
Income Taxes

(in thousands, except percentages)	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2020	2019	Dollar Change	Percent Change	2020	2019	Dollar Change	Percent Change
Income tax (expense) benefit	$7,937	$(18,248)	$26,185	143%	$6,694	$5,127	$1,567	31%
Effective tax rate	(44)%	641%			(23)%	(23)%

Three Months Ended September 30, 2020 compared to Three Months Ended September 30, 2019
The tax benefit recorded for the three months ended September 30, 2020 compared to the tax provision for the three months ended September 30, 2019 is primarily due to increase in pretax loss and lower current period discrete tax benefits on equity compensation. In addition, during the three months ended September 30, 2019 the Company had reduced its expected annual tax benefit as a result of permanent adjustments primarily related to limitations on executive compensation.
Nine Months Ended September 30, 2020 compared to Nine Months Ended September 30, 2019
The tax benefit for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 is primarily due to current year losses along with current period discrete tax benefits on equity compensation.

Liquidity and Capital Resources

Overview
For the nine months ended September 30, 2020, we had lower net cash from operations compared to the prior year due to higher operating expenses during the current year. We expect to continue to balance efforts to grow our revenue with seeking to consistently achieve operating profitability. To grow our revenue, we continue to make investments in growth initiatives, marketing, applications development, network quality and expansion, and customer care. We believe that cash flow from operations and cash on hand will fund our operations for at least the next twelve months.
The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
(in thousands)	2020	2019	Dollar Change
Net cash provided by operating activities	$51,431	$59,850	$(8,419)
Net cash used in investing activities	(38,234)	(39,262)	1,028
Net cash provided by (used in) financing activities	12,871	(6,234)	19,105
Effect of exchange rate changes on cash and cash equivalents	(1,334)	(663)	(671)

Operating Activities
The following table describes the changes in cash provided by operating activities for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019:

(in thousands)
Increase in operating income adjusted for non-cash items primarily due to increased gross margin driven by growth within VCP during the quarter	$11,382
Decrease in working capital driven primarily by timing of accounts receivable collections, prepayments for annual licenses, CEO succession payments and vendor payments which was slightly offset by improvement in operating cash flows as a result of benefits under the CARES Act	(19,801)
Decrease in cash provided by operating activities	$(8,419)
Investing Activities
The following table describes the changes in cash used in investing activities for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019:

(in thousands)
Increase in payments to acquire and develop software assets	(9,420)
Decrease in payments related to capital expenditures	7,708
Decrease in payment to acquire business	3,000
Increase in payments to acquire new patents	(260)
Decrease in cash used in investing activities	$1,028

Financing Activities
The following table describes the changes in cash provided by (used in) financing activities for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019:

(in thousands)
Decreased borrowings net of repayments during the current year	$(40,500)
Prior period amount represents payment for the capped call transaction in connection with the June 2019 issuance of the Convertible Senior Notes	28,325
Prior period amount represents payments for share repurchases in connection with the June 2019 issuance of the Convertible Senior Notes	10,000
Prior period amount represents payments for financing costs in connection with the June 2019 issuance of the Convertible Senior Notes	9,715
Decrease in payments associated with taxes on share based compensation due to lower vesting in 2020	5,192
Decrease in proceeds received from exercise of stock options due to fewer exercises in 2020	6,373
Increase in cash provided by financing activities	$19,105

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
We maintain significant availability under our lines of credit to meet our short-term liquidity requirements. As of September 30, 2020, amounts available under the 2018 Credit Facility totaled $259.5 million.

Uses of Liquidity
The Company's requirements for liquidity and capital resources are generally for the purposes of operating activities, debt service obligations, restructuring initiatives, and capital expenditures. For the nine months ended September 30, 2020, capital expenditures were primarily for the implementation of software solutions and purchase of network equipment as we continue to expand our network. Our capital expenditures for the nine months ended September 30, 2020, were $38,234, of which $30,256 was for software acquisition and development. The majority of these expenditures are comprised of investments in information technology and systems infrastructure, including an electronic data warehouse, online customer service, and customer management platforms. For full year 2020, we estimate our capital and software expenditures will be approximately $55 million.
State and Local Sales Taxes
We have contingent liabilities for state and local sales taxes. As of September 30, 2020, we had a reserve of $7,923. If our ultimate liability exceeds this amount, it could affect our liquidity unfavorably. However, we do not believe it will significantly impair our liquidity.

Off-Balance Sheet Arrangements
Obligations under Certain Guarantee Contracts
We enter guarantee arrangements in the normal course of business to facilitate transactions with third parties. These arrangements include financial and performance guarantees, stand-by letters of credit, debt guarantees and indemnifications. As of September 30, 2020 and December 31, 2019 we had stand-by letters of credit totaling $1,502 and $1,528, respectively.

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
We identify our most critical accounting policies as those that are the most pervasive and important to the portrayal of our financial position and results of operations, and those that require the most difficult, subjective or complex judgments by management regarding estimates. Our critical accounting policies include revenue recognition, valuation of goodwill and intangible assets, income taxes and capitalized software. As of September 30, 2020, our goodwill is attributable to our VCP operating segment. We perform our annual test of goodwill on October 1st. Additionally, we will assess our goodwill for impairment between annual tests when specific circumstances dictate.
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
As of September 30, 2020, if the interest rate on our variable rate debt changed by 1% on our 2018 Revolving Credit Facility, our annual debt service payment would change by approximately $2,405.
As of September 30, 2020, we had $345.0 million outstanding on our 1.75% convertible senior notes due 2024. The Notes have 1.75% percent fixed annual interest rates and, therefore, our economic interest rate exposure on our convertible senior notes is fixed. However, the values of the convertible senior notes are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate convertible senior notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the convertible senior notes are affected by our stock price. The fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. Additionally, we carry the convertible senior notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only.

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

We may not fully realize the expected benefits of our business optimization plans or other cost-saving initiatives, which may negatively impact our results of operations and financial condition.
During the third quarter of 2020, the Company initiated a business optimization and alignment project to focus the use of Company resources and drive operational execution, which also includes the previously announced Consumer evaluation. In connection with this project, the Company initiated a reduction in workforce and abandoned a portion of one of its leased facilities. The Company may pursue similar cost-saving initiatives in the future. We may not achieve the operational improvements and efficiencies that we have targeted in this project.
Implementing any restructuring, optimization, or cost-savings plan presents significant potential risks that may impair our ability to achieve anticipated operating improvements and/or cost reductions. These risks include (but are not limited to) higher than anticipated costs in implementing these plans, management distraction from ongoing business activities, failure to maintain adequate controls and procedures while executing these plans, damage to our reputation, brand image, and workforce attrition beyond our planned reductions, and our ability to provide optimal service to our customers. Any of these risks could have a negative impact on our profitability and on our results of operations and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

See accompanying Exhibit Index for a list of the exhibits filed or furnished with this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

10.1	Fixed Term Employment Contract, by and between the Company and Tim Shaughnessy, dated August 17, 2020

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	The following financial information from Vonage Holdings Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Stockholders Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VONAGE HOLDINGS CORP.

Dated:	November 5, 2020	By:	/s/ Tim Shaughnessy
Tim Shaughnessy Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)