Form 10-K
period 2020-12-31
VONAGE HOLDINGS CORP
filed 2021-02-19
CIK 1272830

UNITED STATES SECURITIES AND EXCHANGE COMMISSION • WASHINGTON, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934		or	☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
	For the fiscal year ended	12/31/2020			For the transition period from to

 Commission file number 001-32887
VONAGE HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Delaware					11-3547680
(State or other jurisdiction of incorporation or organization)					(I.R.S. Employer Identification No.)
23 Main Street	Holmdel	,	New Jersey	,	07733
(Address of principal executive offices)					(Zip Code)
Registrant’s telephone number, including area code: (732) 528-2600

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.001 Per Share	VG	Nasdaq Global Select Market
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
Large accelerated filer ☒                Accelerated filer ☐              Non-accelerated filer ☐             Smaller reporting company ☐             Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.) ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐  No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2020 was $2,334,361,986 based on the closing price of $10.06 per share.
The number of shares outstanding of the registrant’s common stock as of January 31, 2021 was 249,132,070.
Documents Incorporated By Reference
Selected portions of the Vonage Holdings Corp. definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2020, are incorporated by reference in Part III of this Form 10-K.

VONAGE HOLDINGS CORP.
FORM 10-K
FOR THE FISCAL YEAR ENDED December 31, 2020

FORWARD-LOOKING STATEMENTS
VONAGE ANNUAL REPORT 2020

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
In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Annual Report on Form 10-K, any exhibits to this Form 10-K and other public statements we make. Important factors that could cause such differences include, but are not limited to: the competition we face; the expansion of competition in the cloud communications market; our ability to adapt to rapid changes in the cloud communications market; realizing the expected benefits of our business optimization or other cost-savings plans; risks related to the acquisition or integration of businesses we have acquired; our ability to scale our business and grow efficiently; the nascent state of the cloud communications for business market; our ability to retain customers and attract new customers cost-effectively; developing and maintaining effective distribution channels; risks associated with sales of our services to medium-sized and enterprise customers; the effects of COVID-19 on our business; our reliance on third-party hardware and software; our dependence on third-party vendors; reliance on third parties for our 911 services; the impact of fluctuations in economic conditions, particularly on our small and medium business customers; the effects of significant foreign currency fluctuations; developing and maintaining market awareness and a strong brand; retaining senior executives and other key employees; security breaches and other compromises of information security; system disruptions or flaws in our technology and systems; our ability to comply with data privacy and related regulatory matters; unfavorable litigation or governmental investigations; our ability to obtain or maintain relevant intellectual property licenses or to protect our trademarks and internally developed software; fraudulent use of our name or services; intellectual property and other litigation that have been and may be brought against us; rapid developments in global API regulation and uncertainties relating to regulation of VoIP services; liability under anti-corruption laws or from governmental export controls or economic sanctions; risks associated with the taxation of our business; governmental regulation and taxes in our international operations; our history of net losses and ability to achieve consistent profitability in the future; our ability to fully realize the benefits of our net operating loss carry-forwards if an ownership change occurs; actions of activist shareholders; restrictions in our debt agreements that may limit our operating flexibility; our ability to obtain additional financing if required; risks associated with the settlement and conditional conversion of our Convertible Senior Notes; potential effects the capped call transactions may have on our stock in connection with our Convertible Senior Notes; certain provisions of our charter documents; and other factors that are set forth in the “Risk Factors” section and other sections of this Annual Report on Form 10-K, as well as in our Quarterly Reports on Form 10-Q and amendments to these reports.

FINANCIAL INFORMATION PRESENTATION

For the financial information discussed in this Annual Report on Form 10-K, other than per share and per line amounts, dollar amounts are presented in thousands, except where noted.
1     VONAGE ANNUAL REPORT 2020

GLOSSARY OF TERMS

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2018 Credit Facility	$100 million senior secured term loan and $500 million revolving facility due 2023
Convertible Senior Notes	$345 million aggregate principal amount of 1.75% convertible notes due 2024
API	Application Program Interfaces
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative GAAP
ASU	Accounting Standards Updates - updates to the ASC
CCaaS or CC	Contact Center as a Service
Code	Internal Revenue Code of 1986, as amended
CPaaS	Communications Platform as a Service
CRM	Customer Relationship Management
Exchange Act	The Securities Exchange Act of 1934, as amended
ECP	Electronic Check Payments
EPS	Earnings Per Share
FASB	Financial Accounting Standards Board
FCC	Federal Communications Commission
FCPA	Foreign Corrupt Practice Act
GDPR	European Union General Data Protection Regulation
IP	Internet Protocol
IRS	Internal Revenue Service
LIBOR	London Inter-Bank Offered Rate
MPLS	Multi-Protocol Label Switching
NOLs	Net Operating Losses
NVM	NewVoiceMedia Limited
QoS	Quality of Service
SaaS	Software as a Service
SAB	Staff Accounting Bulletins
SD-WAN	Software-Defined Wide Area Network
SEC	U.S. Securities and Exchange Commission
SIP	Session Initiation Protocol
SMB	Small to medium-sized business
SMS	Short Message Service
TokBox	Collectively, Telefonica Digital, Inc., TokBox, Inc., and TokBox Australia Pty Limited
TSR	Total Shareholder Return
UCaaS or UC	Unified Communications as a Service
UI	User Interface
USF	Federal Universal Service Fund
VBC	Vonage Business Communications
VCC	Vonage Contact Center
VCP	Vonage Communications Platform, formerly referred to as Business
VoIP	Voice over Internet Protocol
2     VONAGE ANNUAL REPORT 2020

PART I

ITEM 1. Business

OVERVIEW AND STRATEGY

At Vonage, our vision is to accelerate the world's ability to connect. We are observing a secular change in the way business is done, with a fundamental shift in how communications technologies are being leveraged in almost every industry. Through the Vonage Communications Platform, our strategy is to deliver a single leading cloud communications platform that powers our customers' and partners' global engagement solutions using our APIs, Unified Communications, and Contact Center innovations. We believe that the Vonage Communications Platform's products and services are well positioned to take advantage of emerging trends with sizable, growing total addressable markets as companies look to cloud-based communications solutions and API programming architectures as part of their digital transformation.

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

EVOLUTION OF VONAGE

Founded in 2001, Vonage was among the first companies to provide Voice over Internet Protocol technology offering feature-rich, low-cost home phone services. Through a series of strategic acquisitions and organic growth, Vonage since has transformed from a VoIP-based residential service provider to a global leader in business cloud communications.
Beginning in November 2013 and continuing through September 2015, Vonage acquired four unified communications-as-a-service companies which began its transformation into a buisness-to-business cloud communications company. In 2016 and 2018, Vonage expanded its offering into the API space with the completion of the acquisition of Nexmo, Inc., a global leader in communications platform as a service and TokBox Inc., an industry leader in WebRTC programmable video that enables developers and enterprises to integrate live video into existing websites, mobile apps and IoT devices with only a few lines of code.
Also in 2018, Vonage completed the acquisition of NewVoiceMedia, an industry-leading cloud contact center-as-a-service provider. This acquisition enabled Vonage to combine its robust Unified Communications and API solutions with NVM's pure-play cloud contact center offerings, culminating in our ability to provide an end-to-end communication experience for an organization's team members and customers.
3     VONAGE ANNUAL REPORT 2020

OPERATING SEGMENTS
Our business is organized under two reportable operating segments: Vonage Communications Platform and Consumer. The Vonage Communications Platform includes our APIs, Unified Communications, Contact Center service offerings and products. The Vonage Communications Platform represents the Company’s strategic business as the source of future growth. Our Consumer segment includes our communications solutions for residential customers based on the Company's roots in providing VoIP communication services. Additional discussions of our reportable segments is included in Note 16, Industry Segment and Geographical Information to the Consolidated Financial Statements. The following tables summarize our revenues for each of our operating segments for the years ended December 31, 2020, 2019, and 2018:
Vonage Communications Platform

Our strategic business is the Vonage Communications Platform, which delivers a single leading cloud communications platform that powers our customers' and partners' global engagement solutions using our APIs, Unified Communications, and Contact Center innovations. The Vonage Communications Platform brings unique value to businesses by providing multiple communications channels - including video, voice, messaging, email, verification, and artificial intelligence - that integrate into the applications, products and workflows that our customers are already using. We believe this delivers both the power and the flexibility to our customers to address the growing need to transform their communications, connections and experiences for customers and enables the type of business continuity, remote work, and remote delivery of services that are now essential for team members.

The following provides a more detailed description of the products and services within the Vonage Communications Platform:
APIs
Our APIs are fully programmable, embeddable and customizable, enabling software developers to build communications capabilities such as messaging and voice calling within their applications without having to build or maintain communications infrastructure.
Our APIs aim to remove the complexities of the global communications networks and deliver video, voice, chat, messaging, verification, and artificial intelligence capabilities that developers can easily embed into their applications with a low risk, pay-as-you-go business model that fosters innovation. Developers adopt our APIs via a low friction, self service model on our website where they start with a free trial account and pay for additional usage via prepaid accounts. Customers include digital native companies that are looking to disrupt an existing industry, enterprises undergoing digital transformation, and enterprise SaaS companies looking to enhance their products with embedded communications capabilities.
The need for companies to jump between these modes of communication is being driven by today's customer. There is an increased need among businesses to provide their customers with the ability to connect and communicate on their customers' own preferred channels. In an increasingly digital world, this is what customers have come to expect. Our APIs enable businesses to implement these programmable capabilities quickly, with just a few lines of code, and without the need for in-house IT support or expertise.
4     VONAGE ANNUAL REPORT 2020

Our APIs include, but are not limited to, the following:
Communications APIs

•Voice API: Voice API enables companies to deliver better and more flexible voice experiences when communicating with their customers within the context of their existing business workflow, backed by the quality, strength and reliability of the Vonage network in the United States and tier one carriers globally.
•SIP Trunking: Session Initiation Protocol Trunking enables companies to rapidly connect their private branch exchanges to the global telecommunications networks using a pay as you go model and without having to negotiate lengthy carrier contracts.
•SMS API: SMS API enables companies to send and receive SMS messages within the context of their existing business workflows. The direct to carrier approach and patented Adaptive Routing algorithm enables us to deliver messages reliably and with low latency, globally.
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
Authentication APIs

•Verify: Verify API enables companies to deploy two-factor-authentication for their applications to help them acquire genuine customers and to protect against fraud. With a single API call, Verify delivers messages via SMS and voice calls if required to ensure high conversion rates. In addition, customers pay only for successful authentications.
•Number Insight: Number Insight API enables companies to get real time intelligence on phone numbers anywhere in the world to ensure numbers are valid and reachable and to discover other insights such as carrier information, roaming status whether a landline or mobile, and caller name.
Use Case APIs and Programmable Numbers

•Audit API: Enables organizations to build security information and event management alerts, and access real-time information on user activities and events within accounts.
•Reports API: Reports API allows applications to access all voice and data in a single location.
•Virtual Phone Numbers: We offer phone numbers that are local all over the world enabling our customers to have a local presence globally. We also offer toll free numbers and short codes in the United States and Canada. Our numbers can be provisioned and de-provisioned programmatically to enable maximum utilization.
    Our product offerings combined with the strength of our network, enables us to partner closely with customers to ensure that they are successful through a personalized account management experience, high quality support and consulting services. Our APIs products are supported through our close relationships with tier one carriers across the globe and offer local numbers in more countries along with its private MPLS network with numerous points of presence in the United States allowing us to offer high voice quality, lower costs and increased reliability. Our extensive network of more than one million developers provides customers with the ability to foster rapid innovations, including extensive developer documentation, sample codes, tutorials, libraries and free online support.

Unified Communications

Vonage Business Communications
Vonage Business Communications is our cloud-native, proprietary technology platform which delivers integrated unified communication services. It provides a cost-effective, highly scalable, feature-rich solution, delivered over-the-top of a customer’s broadband. All VBC features and functionality offerings include access to a mobile application, including the ability to update account profiles, manage devices, and contact call logs directly from a mobile device. We also offer virtual extensions, which connects employees to a business phone number through their mobile phones.
5     VONAGE ANNUAL REPORT 2020

VBC integrates with other third-party software applications to improve workflow and enhance productivity via the Vonage App Center ecosystem. Built on a microservices architecture, Vonage App Center creates embedded, UI-level integrations with high-value applications, placing critical functionality at the fingertips of VBC users within a single, familiar interface. Our software uses a combination of open APIs and pre-built integrations to enhance functionality with data from other third-party enterprise applications including Salesforce, Microsoft Dynamics, Microsoft Teams, NetSuite, Zendesk, Oracle Sales Cloud, Hubspot, and others. The investments we have made have enabled scalability to allow Vonage Business Communications to serve a broader customer base.
The launch of VBC was quickly followed by innovations to improve and build upon this service with new features and functionality that we believe transforms the way businesses connect, including:
•VBC Desktop Connect App, which allows employees to start their day in the redesigned Vonage Business Cloud Mobile App and switch to the desktop when they reach the office;
•VonageFlow, a proprietary workstream collaboration solution;
•Business Inbox, which allows customers to reply to messages sent in messaging apps like Facebook Messenger, providing the ability to respond to customers in real-time directly within the app, organizing customer requests in one unified inbox; and
•Vonage Meetings, a programmable video capability which is fully integrated with VBC and leverages Vonage APIs to enable voice, SMS, social, team messaging, and video all within a single interview for a simple, clean user experience.
Vonage Business Enterprise
Vonage Business Enterprise is a purpose-built cloud based platform for existing mid-market and enterprise customers, providing a complete set of enhanced unified communication and collaboration services, including: voice, data, video, mobile and contact center services. We focus on customers for whom guaranteed quality of service and uniformity of services across all locations is critical. We deliver services to this customer base over our private, nationwide, fully redundant, secure IP MPLS network using network points of presence that allow us to deliver dedicated, secure and private bandwidth utilizing all forms of last mile technologies including EoC and Fiber and bandwidth ranging from 1.5Mbps to 1Gbps. Services we deliver include Wide Area Networking, or WAN, Internet Access, MPLS VPN, Managed Firewall, Hosted UCaaS, Hosted Video Conferencing, Web Collaboration, Secure Instant Messaging & Presence, Mobility and Fixed Mobile Convergence.
Vonage Contact Center
Vonage Contact Center provides customers with a robust offering, driving intelligent interactions for customers and agents through emerging technologies such as skills-based routing, real-time sentiment analysis and chatbots. With VCC, we enhance the agent and customer experience by providing a modern contact center with seamless integration into productivity tools and business applications - all on a single, flexible, and unified platform. Our cloud contact center solution can be integrated with the VBC unified communications solution providing an end-to-end communications experience for enhanced customer engagement and conversation. By integrating with today’s leading business applications, productivity tools and CRMs such as Salesforce, ServiceNow, and Microsoft Dynamics, Vonage Contact Center solution delivers better omni-channel interactions and robust analytics, giving businesses the ability to customized agent, employee, and customer connections and workflows to deliver great customer experiences and enhanced productivity - from anywhere.
With the Vonage Contact Center solution, we believe that Vonage is the only cloud communication company that can combine deep CRM integrations with the full range of programmable communications capabilities to enhance the way agents connect with each other and with customers.
6     VONAGE ANNUAL REPORT 2020

Consumer
For our Consumer segment, we enable customers to access and utilize our services and features via their existing internet connections, including over 3G/4G, LTE, Cable, or DSL broadband networks. This technology enables us to offer our Consumer customers attractively priced voice and messaging services and other features around the world on a variety of devices. Our home telephone services are offered to customers through several service plans with different pricing structures. The service plans include basic features such as voicemail, call waiting, and call forwarding as well as unique features such as Simulring, Visual Voicemail, Boomerang and Extensions. We also charge for local and international calling outside of plan limits.
We have two primary Consumer offerings available in the United States: Vonage World and Vonage North America. Each of our Consumer calling plans provides a number of basic features including call waiting, caller ID with name, call forwarding, and voicemail. Vonage plans also include unlimited Vonage Visual Voicemail, which is “readable voicemail” delivered via email or SMS text message, Vonage Extensions, which extends the plan, and inbound calling, to additional phone numbers and devices, and selective call block, which allows users to block unwanted calls. We also offer, in some cases for additional fees, features such as area code selection, virtual phone numbers, and web-enabled voicemail. Additionally, we also provides similar product offerings to customers in both Canada and the United Kingdom.
NETWORK OPERATIONS
Our network uses our customer’s existing or Vonage procured high-speed broadband Internet service to allow calls over the Internet either from a standard telephone through a Vonage-enabled device or through soft phone software or mobile client applications. Our Unified Communications services are not dependent on any specific type or provider of Internet service, and our customers are free to change their Internet service provider in response to a competitive alternative, or because they have moved to a different location. For many of our Business Enterprise customers, our Unified Communications services are delivered over the Company's private, nationwide, fault tolerant, secure IP MPLS network under multi-year contracts to provide the high level of interconnection quality and the ability to offer service level agreements, or SLA, guaranteeing certain levels of voice service performance.
Our network is scalable and geographically distributed for robustness, high availability, and reliability across multiple call processing sites, using regional data interconnection points, where calls to non-Vonage customers are interconnected with the public switched telephone network. We periodically assess the locations of its regional data connection points in connection with efforts to improve the quality of and efficiency in delivering our service. Our interconnections with the public switched telephone network, or IP/SIP networks, are made pursuant to commercial agreements we have with several telecommunications providers. Under these agreements, we transfer calls originated by customers to other carriers who connect the call to the called party or connect peer to peer. We have a varying degree of settlement arrangements with our carrier partners for indirect third party or direct termination of calls. The calls are routed from our network to other carriers’ interconnected circuits at co-location facilities in which the Company leases space. This method of connecting to the public switched telephone or IP/SIP networks allows us to expand capacity quickly, as necessary to meet call volume, and to provide redundancy within the network.
Because Vonage’s system is standards based and not constrained to use any specific broadband service provider to connect to our customers, we can centrally manage and share resources across our customer base to minimize capital investment when entering new markets.
MARKETING
In connection with our transformation from a consumer telecommunications company to a business-focused SaaS provider, beginning in 2020 we introduced a rebranding of the Company and began a focused pivot to drive relevancy in our key business markets. Our marketing objective is to help drive growth, revenue, and relevancy across our business markets. Vonage employs an integrated multi-channel approach to marketing, whereby we evaluate and focus efforts on efficient marketing vehicles to accomplish its goals with the greatest return on investment. To do this, we make use of both broad-reaching and highly-targeted media channels.
For VCP customers, our primary source of lead acquisition is digital marketing in the form of search engine marketing, digital advertising, social media advertising, and affiliate programs. We also utilize database marketing and lead aggregators to source business leads and use direct marketing and account-based marketing to help source leads and create interest in our solutions. For Consumer customers, we have a highly optimized acquisition approach and focus mainly on digital advertising channels.
7     VONAGE ANNUAL REPORT 2020

We make use of marketing research to gain insights into brand, product, and service performance, and utilize those learnings to improve our messaging and media plans. Market research is also leveraged in the areas of testing, retention marketing, and product marketing to ensure we bring compelling products and services to market for our customers.
The Vonage brand is a meaningful factor for customers as they consider business services. We continue to invest in the equity of our brand in order to retain and expand our customer base and to position Vonage as a technology leader that delivers innovative, unified communication services and APIs to help businesses around the world accelerate digital transformation for a fundamentally new way of doing business.
SALES AND DISTRIBUTION
Enterprise Sales
In order to continue to expand in the enterprise sales channel, which we define as businesses larger than 1,000 seats, the enterprise sales organization is positioned to provide high quality business services for Enterprise, through our fully managed solution, which utilizes BroadSoft’s enterprise-grade call processing platform, with a broad portfolio of products delivered over its own private, national MPLS network, with numerous Points-of-Presence, or POPs, across the country and our own team of service delivery project managers using our proprietary provisioning tool Zeus, or with SmartWan, as well as our industry leading CPaaS products. Additionally, Contact Center solutions are commonly integrated into Enterprise solutions
Developer Ecosystem
Our API platform products are principally adopted and consumed by software developers all over the world. Given the nature of the business, we invest significant time and effort to build, recruit, and maintain developers and various software ecosystems. We have a large developer ecosystem worldwide with over one million registered developers.
Field Sales and Inside Sales - SMB and Midmarket
We utilize our team of sales agents (or field sales team), primarily based in geographic territories comprising customers and prospects to market and sell our business services. These filed sales agents utilize a consistent, automated, highly-structured sales process to effectively educate prospective customers regarding our services. We have developed a scalable model applicable to both existing and new markets now have a field sales presence in 20 markets within the United States and made significant expansion into new markets globally primarily supporting Vonage APIs. For customers in the SMB segment, we leverage an Inside Sales team to provide solutions across our cloud communications offerings.
Channel Sales
In addition to the inside sales and field sales team, Vonage also has a dedicated team focused on channel sales who work with channel partners to market and sell business services, which helps to broaden sales distribution. Vonage continues to develop and expand this channel program by adding new a new Channel Chief, channel managers, and additional national master agents. Vonage now has a broad and deep coverage of the U.S. market through a network of over 20,000 sub agents and resellers.
Self-Service
Customers can subscribe to consumer services at Vonage websites, http://www.vonageforhome.com, http://www.vonageforhome.ca, http://www.vonageforhome.co.uk. U.S. VCP customers can subscribe to Unified Communications services at www.vonage.com, through our main toll-free number 1-844-365-9460, or through campaign-driven sales lines listed on our www.vonage.com web pages. Additionally, Vonage's API enablement and developer focus lends itself to a self-service model. Developers can register, sign up and test, and scale their businesses easily and quickly without having to engage with anyone at Vonage at www.vonage.com. This allows customers to self-provision their accounts with the aim of improving the customer experience while reducing customer acquisition costs.
INTELLECTUAL PROPERTY
Vonage currently owns over 248 issued U.S. patents as well as a number of foreign patents and pending U.S. and foreign patent applications. The Company routinely reviews technological developments with technology staff and business units to identify the aspects of Vonage technology that provide us with a technological or commercial advantage and seek intellectual property and patent protection as appropriate to protect such key proprietary technology in the United States and internationally, based on our assessment in light of applicable law. The Company's policies require our employees to assign intellectual property rights developed in the scope of or in relation to, company business and to treat proprietary know-how and materials as confidential information.
8     VONAGE ANNUAL REPORT 2020

Vonage has acquired multiple U.S. and foreign patents, and obtained licenses to numerous other patents. The Company owns numerous United States and international trademarks and service marks and have applied for registration of trademarks and service marks in the United States and abroad to establish and protect brand names as part of intellectual property strategy.
COMPETITION
In connection with its cloud communications products, Vonage faces competition from the traditional telephone and cable companies as discussed below, as well as from vendors of premises-based solutions or hosted solutions including the following:
•Independent cloud service providers;
•Premises-based business communication equipment providers;
•Hosted communication services providers;
•Traditional technology companies; and
•Emerging competitors in technology companies.

As the cloud communications market evolves, and the convergence of voice, video, messaging, mobility and data networking technologies accelerates, Vonage may face competition in the future from companies that do not currently compete in the market, including companies that currently compete in other sectors, companies that serve consumers rather than business customers, or companies which expand their market presence to include cloud communications.
Vonage faces strong competition from traditional telephone companies, cable companies, wireless companies, alternative communication providers, direct unified communications providers, legacy consumer VOIP businesses, large technology incumbents, and collaboration providers in the consumer, mobile, SMB and enterprise markets. Because most of the Company's target customers are already purchasing communications services from one or more of these providers, success is dependent upon our ability to attract these customers away from their existing providers. The principal competitive factors affecting our ability to attract and retain customers are price, call quality, brand awareness, customer service, network and system reliability, service features and capabilities, scalability, usability, simplicity, mobile integration and the unique ability to deliver APIs to business customers in addition to our Unified Communications and Contact Center Communications offerings.
There is a continuing trend toward consolidation of competitive companies, including the acquisition of alternative communication providers by Internet product and software companies with significant resources. In addition, certain of our competitors have partnered and may in the future partner with other competitors to offer products and services, leveraging their collective competitive positions. Vonage is also subject to the risk of future disruptive technologies, which could give rise to significant new competition.
HUMAN CAPITAL MANAGEMENT
Successful execution of our strategy is dependent on attracting, developing and retaining key employees and members of our management team. At Vonage, we believe our culture is our human capital competitive advantage that empowers us to win in the marketplace. We believe the substantial skills, experience, and industry knowledge of our employees. These beliefs are built on a core set of values: accountability, collaboration, trust, and excellence. Vonage leaders strive to foster an environment that empowers team members to drive results, delight customers, and inspire teams.
There are several ways in which we attract, develop, and retain highly qualified talent, including:
•Strategic Approach to Work-Life Balance, Diversity, and Inclusion. As part of our strategic plan, we have implemented flexible remote working and parental leave for all employees, have mandatory unconscious bias and culture training for all employees, implement company-sponsored networking events for female employees, and have milestones in place to achieve gender pay parity. Objectives and key results for our senior executives also include metrics on diversity, pay equity, voluntary terminations, and internal mobility. We have also established a Diversity, Equity, and Inclusion Committee that is focused on promoting race, gender, and ethnic diversity throughout the organization.
•Investments in Employee Training and Development. In order to foster internal promotion and development, we continue to implement accelerated leadership development and emerging leadership programs to a diverse set of employees throughout the organization. We also continue to implement development and training programs for all employees including product and sales, Code of Conduct, conflicts of interest, information security and cybersecurity, anti-harassment and anti-bribery, and insider trading prohibitions.

9     VONAGE ANNUAL REPORT 2020

EMPLOYEES
As of December 31, 2020, we had 2,198 employees, none of which are subject to a collective bargaining agreement.

AVAILABLE INFORMATION
Vonage was incorporated in Delaware in May 2000 and changed our name to Vonage Holdings Corp. in February 2001. Vonage maintains a website with the address www.vonage.com. References to our website are provided as a convenience, and the information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Other than an investor’s own Internet access charges, we make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we have electronically filed such material with, or furnished such material to, the U.S. Securities and Exchange Commission, or SEC. Copies are also available, without charge, by writing to Vonage’s Investor Relations Department at Vonage Holdings Corp., 23 Main Street, Holmdel, NJ 07733 or calling us at 732.365.1328 or sending an email through the Vonage Investor Relations website at http://ir.vonage.com/. Reports filed with the SEC may be viewed at www.sec.gov or obtained at the SEC Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.
10     VONAGE ANNUAL REPORT 2020

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
Risks Relating to our Business Operations, Strategic Planning and Product Development
If we are unable to compete successfully, we could lose market share and revenue.
The business cloud communications markets and consumer services markets in which we participate are highly competitive. We face intense competition from a broad set of companies, including: software as a service companies, contact center as a service companies, other alternative communication providers, and other providers of cloud communications services; and traditional telephone, wireless service providers, cable companies and alternative communications providers with consumer offerings
Many of these providers are substantially larger and better capitalized than us and have the advantage of greater name and brand name recognition, and have a large existing customer base. These service providers may have the ability to devote greater resources to their communications services and may be able to respond more quickly and effectively than we can to new or changing opportunities. Our competitors' financial resources may allow them to offer services at prices below cost or even for free in order to maintain and gain market share or otherwise improve their competitive positions. Some of our competitors also could use their greater financial resources to develop and market services with more attractive features and more robust customer service. To the extent that these or other companies strengthen their offerings, we may have to reduce our prices, increase promotions, or offer additional features, which may adversely impact our revenues and profitability.

As the cloud communications services market evolves, and the convergence of voice, video, messaging, mobility, artificial intelligence and data networking technologies accelerates, we may face competition in the future from companies that do not currently compete in the cloud communications services market.
As the cloud communications services market evolves, combining voice, video, messaging, mobility, artificial intelligence and data networks, and information technology and communication applications, opportunity is created for new competitors to enter the cloud communications services market and offer competing products, including companies that currently compete in other sectors, companies that serve consumer rather than business customers, or companies which expand their market presence to include business communications. This new competition may take many forms, and may offer products and applications similar to ours. If these new competitors emerge, the cloud communications services market may become increasingly competitive and we may not be able to maintain or improve our market position. Our failure to do so could materially and adversely affect our business and results of operations.
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
11     VONAGE ANNUAL REPORT 2020

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
The market for our API products and platform is relatively nascent and may not experience the growth that we anticipate.
    The utilization of APIs to embed contextual, programmable real time communications into mobile apps, websites and business systems workflows, remains a relatively new market, and developers and organizations may not yet recognize the need for, or benefits of, our products and platform. It is important that we are able to educate developers, organizational leaders, and other potential customers regarding our products and platform in order to help grow the market and to realize our market share. If we fail to achieve the foregoing, the market for our products and platform or our share of that market could fail to grow significantly. If the API market, or our share of that market, does not experience significant growth, then our business, results of operations and financial condition could be adversely affected.
We may not fully realize the expected benefits of our business optimization plans or other cost-saving initiatives, which may negatively impact our results of operations and financial condition.
Since the third quarter of 2020, the Company has been implementing a business optimization and alignment project to focus the use of Company resources and drive operational execution. The Company may pursue similar cost-saving initiatives in the future. We may not achieve the operational improvements and efficiencies that we have targeted in this project.
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
In August 2018, we acquired TokBox with the intention of integrating and adding video to our VCP offerings in voice, SMS, and IP messaging. In October 2018, we completed the acquisition of NewVoiceMedia as a contact center provider, with the intention of combining our UC, CC and API solutions to provide an end-to-end communications experience for a company's employees and customers. In August 2019, we acquired intellectual property assets from Over.ai in order to integrate conversational artificial intelligence into our Business product offerings. In addition, we have made several acquisitions over the past several years to build our business services and continue to periodically review acquisition opportunities.
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
12     VONAGE ANNUAL REPORT 2020

Our Vonage Communications Platform segment is growing rapidly, and any inability to scale our business and grow efficiently could materially and adversely harm our business and results of operations.
As our VCP segment expands, we will need to continue to improve our application architecture, integrate our products and applications across our technology platforms, integrate with third-party systems, and maintain infrastructure performance. We expect the number of users, the amount of data transferred and processed, the number of locations where our service is being used, and the volume of communications over our networks to continue to expand. To address this growth, we will need to scale our systems and customer services organization. Our ability to execute on these initiatives may impact system and network performance, customer satisfaction, and ultimately, sales and revenue. These efforts may also divert management resources. These factors may materially and adversely harm our business and results of operations.
Risks Relating to Customer Attraction and Sales
If we are unsuccessful at retaining customers or attracting new customers, we may experience a reduction in revenue or may be required to spend more money or alter our marketing approaches to grow our customer base.
Our rate of customer terminations for our UC and CC services could increase in the future if customers are not satisfied with the quality and reliability of our network, the value proposition of our products, and the ability of our customer service to meet the needs and expectations of our customers. For our API customers, our ability to grow revenue depends, in part, on our ability to maintain and grow usage of our platform by new and existing customers. If we are not able to increase customer usage of our products, our revenue may decline which would adversely impact our business, results of operations and financial condition. Our API customers are charged based on their usage of our products and generally our customers do not have long-term contractual financial commitments to us, therefore, usage rates may fluctuate at any time. In addition, our agreements with business customers typically provide for service level commitments. If we are unable to meet these commitments or if we suffer extended periods of downtime for our products or platform, our business, results of operations and financial condition could be adversely affected. Our ability to attract and retain customers for our consumer services are impacted by our pricing, brand awareness, customer service, network and system reliability and service features and capabilities. A material decline in the usage of our business and consumer products could cause us to spend significantly more on sales and marketing than we currently budget in order to maintain or increase revenue from customers, which could adversely affect our business, results of operations and financial condition.
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
13     VONAGE ANNUAL REPORT 2020

Sales of our UC and CC business services to medium-sized and enterprise customers involve significant risks which, if not managed effectively, could materially and adversely affect our business and results of operations.
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
Risks Relating to External Factors and Third Parties
The recent coronavirus (COVID-19) pandemic and the global attempt to contain it has impacted and may continue to impact our business and results of operations.

The global spread of the novel coronavirus (COVID-19) and the various measures to contain its effects have created significant volatility, uncertainty, and economic disruption worldwide. As a result of the COVID-19 pandemic, all travel has been severely curtailed and we have temporarily closed the majority of Vonage offices worldwide (including our corporate headquarters), both of which disrupt how we typically operate our business. COVID-19 has impacted some of our customers more than others, including customers in the travel, hospitality, retail, and other industries where physical interaction is critical. We have experienced and expect that we will continue to experience slowdowns in bookings and customer payments; increased customer churn and reduced usage; and issuance of customer credits to distressed customers served by certain product lines, including SMS API, Vonage Business Cloud, and Vonage Business Enterprise. Moreover, as businesses and educational institutions have pivoted to cloud-based communications in light of social distancing, we are experiencing and expect to experience intense competition from our existing competitors, and also emerging competitors seeking to capitalize on the growing industry.

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

In addition to COVID-19, our operations, and the operations of our vendors and customers, may also suffer interruptions caused by natural disasters, acts of terrorism or other pandemic diseases, and such operations may be further affected by government reactions due to such incidents. Such uncertainties could have a material adverse effect on the continuity of our business and our results of operations and financial condition.
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
14     VONAGE ANNUAL REPORT 2020

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
It is vital to our customers that there be a minimum of disruption to the performance of our API, UC and CC services. We are therefore vulnerable to service interruptions of our third-party data center providers, such as IBM Softlayer and Amazon Web Services, or AWS; and of third-party hosted services. We may experience interruptions, delays and outages in third-party service and availability due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints caused by technical failures, natural disasters, fraud or security attacks. To the extent that we do not effectively address interruptions, delays and outages in our data center providers’ and other hosted providers’ service and availability or capacity constraints, our business, results of operations and financial condition may be adversely affected.
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
We rely on Yealink Inc. and Polycom, Inc. to provide, and a single fulfillment agent to configure and deliver, the phones that we offer for sale to our customers that use our UC and CC services. If these third parties are unable to deliver phones of acceptable quality or quantity, or in a timely manner, we may be forced to offer replacements at a higher cost than what is currently contracted. In addition, these phones must interoperate with our servers and systems. If either of our providers changes the operation of their phones, we may be required to engage in development efforts to ensure that the new phones interoperate with our system. The failure of our vendor-supplied phones to operate effectively with our system could impact our customers’ ability to use our services and could cause customers to cancel our services, which may cause material harm to our business or results of operations.
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
15     VONAGE ANNUAL REPORT 2020

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
We market our products to small and medium-sized businesses. Customers in this market may be affected by economic downturns to a greater extent, and may have more limited financial resources, than larger or more established businesses. If customers in our VCP markets experience financial hardship as a result of a weak economy, the demand for our services could be materially and adversely affected.
Significant foreign currency exchange rate fluctuations could adversely affect our financial results.
Because our consolidated financial statements are presented in U.S. dollars, increases or decreases in the value of the U.S. dollar relative to other currencies in which we transact business could materially adversely affect our financial results. For example, our API business collects revenues in Euros, and accordingly the strengthening of the U.S. dollar relative to the Euro adversely affects our revenue and operating results presented in U.S. dollars. In addition, Following the departure of the U.K. from the EU and the EEA on January 31, 2020 (commonly referred to as “Brexit”) and the expiration of a transition period on December 31, 2020, there continues to be uncertainty over the practical consequences of Brexit including the potential for Brexit to contribute to long-term instability in financial, stock and currency exchange markets, greater restrictions on the supply and availability of goods and services between the U.K. and EEA region, and a general deterioration in consumer sentiment and credit conditions leading to overall negative economic growth and increased risk of merchant default. Brexit has continued to cause significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the fluctuation of the U.S. dollar against foreign currencies in which we conduct business, such as the British Pound, Euro and other currencies. Such fluctuations of the U.S. dollar relative to other currencies may adversely affect our revenue and operating results. In addition, Brexit may affect our ability to negotiate future customer and vendor contracts, and changes to U.K. border and immigration policy could likewise occur as a result of Brexit, affecting our U.K. operation's ability to recruit and retain employees from outside the U.K.
Risks Relating to Marketing and Talent Management
Growth of our business will depend on market awareness and a strong brand, and any failure to develop, maintain, protect and enhance our brand would hurt our ability to retain or attract subscribers.
Beginning in 2020, we introduced a rebranding of the Company and began implementing a new marketing campaign. Building and maintaining market awareness, brand recognition and goodwill in a cost-effective manner is important to our overall success in achieving widespread acceptance of our existing and future solutions and products and is an important element in attracting new customers. While we may choose to engage in a broader marketing campaign to further promote our brand, this effort may not be successful, or our marketing techniques or content may be challenged. The success of our business also relies on our ability to attract new customers in a cost-effective manner by using a variety of marketing channels. Our efforts in developing our brand may be hindered by the marketing efforts of our competitors and our reliance on any strategic partners to promote our brand. If we are unable to cost-effectively maintain and increase awareness of our brand, our business, financial condition, cash flows and results of operations could be harmed.
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
16     VONAGE ANNUAL REPORT 2020

Risks Relating to Cybersecurity, IT Systems, Data Privacy and Fraud
Security breaches and other cybersecurity or technological risks could compromise our information systems and network and expose us to liability, which could cause our business and reputation to suffer and which could have a material adverse effect on our business, financial condition, and operating results.
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
17     VONAGE ANNUAL REPORT 2020

The storage, processing, and use of personal information and other confidential information subjects us to evolving governmental laws and regulation, commercial standards, contractual obligations, and other legal obligations related to consumer and data privacy, which may have a material impact on our costs, use of our products and services, or expose us to increased liability.
Federal, state, local and foreign laws and regulations, commercial commitments and industry standards, each provide for obligations and restrictions with respect to data privacy and security, as well as the collection, storage, retention, use, processing, transmission, sharing, disclosure and protection of personal information and other customer data. The evolving nature of these obligations and restrictions dictates that differing interpretations, inconsistency or conflicts among countries or rules, and general uncertainty impact the application to our business. These new laws, such as the European Union General Data Protection Regulation (GDPR) or California Consumer Privacy Act (CCPA), also impact our innovation and business drivers in developing new and emerging technologies (e.g., artificial intelligence and machine learning).
These obligations and restrictions may limit our ability to collect, store, retain, process, use, transmit and share data with our customers, employees, and third party providers, which in turn could limit the ability of our customers to collect, store, retain, protect, use, process, transmit, share and disclose data with others through our products and services. Compliance with, and other burdens imposed by, such obligations and restrictions could increase the cost of our operations and impact our ability to market our products and services through effective segmentation.
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
18     VONAGE ANNUAL REPORT 2020

Risks Relating to Litigation, Regulatory and Tax Matters
Unfavorable litigation or governmental investigation results could require us to pay significant amounts or lead to onerous operating procedures.
We are subject from time to time to lawsuits both in the United States and in foreign countries, including claims and investigations relating to competition, intellectual property rights (including patents), employment and labor matters, personal injury and property damage, customer privacy, regulatory requirements, advertising, marketing and selling practices, and credit and collection issues. Greater constraints on the use of arbitration to resolve certain of these disputes could adversely affect our business. We also spend substantial resources complying with various regulatory and government standards, including any related investigations and litigation. We may incur significant expenses defending any such suit or government investigation and may be required to pay amounts or otherwise change our operations in ways that could adversely impact our businesses, results of operations or financial condition.
If we fail to protect unique aspects of our internally developed systems, technology, products, and software and our trademarks, we may become involved in costly litigation or our business or brand may be harmed.
Our ability to compete effectively is dependent in large part upon the maintenance and protection of systems and software that we have developed internally based on open standards. While we own 248 U.S. patents as well as a number of foreign patents and pending U.S. and foreign patent applications, we cannot patent much of the technology that is important to our business. Our pending patent applications may not be granted. Any issued patent that we own may be challenged, narrowed, invalidated, or circumvented. To date, we have relied on patent, copyright and trade secret laws, as well as confidentiality procedures and licensing arrangements, to establish and protect our rights to this technology. We typically enter into confidentiality agreements with our employees, consultants, customers, partners, and vendors in an effort to control access to and distribution of technology, software, documentation, and other information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use this technology without authorization. Policing unauthorized use of this technology is difficult. The steps we take may not prevent misappropriation of the technology we rely on. In addition, effective protection may be unavailable or limited in some jurisdictions outside the United States, Canada, and the United Kingdom. Litigation may be necessary in the future to enforce or protect our rights or to determine the validity and scope of the rights of others. That litigation could cause us to incur substantial costs and divert resources away from our daily business, which in turn could materially adversely affect our business.
We may be subject to damaging and disruptive intellectual property disputes that could materially and adversely affect our business, results of operations, and financial condition, as well as the continued viability of our company.
There has been substantial litigation in the cloud communications, VoIP, telecommunications, hosted services, and related industries regarding intellectual property rights and, given the rapid technological change in our industry, expansion into new technological and geographical markets, and our continual development of new products and services, we and/or our commercial partners may be subject to infringement claims from time to time.  For example, we may be unaware of filed patent applications and issued patents that could include claims that might be interpreted to cover our products and services.  We have been subject to patent infringement claims in the past, and from time to time we receive letters from third parties offering an opportunity for us to obtain licenses to patents that may be relevant to our business or alleging that our services infringe upon third party patents or other intellectual property. We may seek to obtain rights to third party technology in the future, but may not be able to agree upon commercially reasonable terms or at all with respect to obtaining such rights. If we are unable to extend existing licenses or are unable to obtain rights to other technology that may be commercially advantageous or necessary for our product and service offerings, we may experience a decrease in the quality of our products or services or we may lose the ability to provide our products and services on a non-infringing basis until alternative technology or suitable alternative products and services can be developed, identified, obtained either through acquisition, license or other grants of rights, and integrated.
The regulatory framework for API services continues to develop, as many existing regulations may not fully contemplate this type of service or business model; future legislative, regulatory or judicial actions impacting API could adversely affect our business and financial results of operations, increase the cost and complexity of compliance, and expose us to liability.
In many countries where we offer API products, it is not clear how our APIs fit into the communications regulatory framework. The Company is also expanding into new regions, such as the Asia Pacific (including China), where regulations are unclear and subject to rapid change. Regulators could claim that our API products are subject to licensing and substantive communications regulatory requirements, could modify their regulations to explicitly expand the obligations to which our API products are subject, or could increase the level of scrutiny and enforcement they apply.
19     VONAGE ANNUAL REPORT 2020

Future legislative, judicial or other regulatory actions could have a negative effect on our business. If our API products become subject to additional rules and regulations applicable to technology or communications providers, we may incur significant litigation and compliance costs, or it may significantly impact our ability to compete. Moreover, the regulatory environment is constantly evolving and changes to the applicable regulations could impose additional compliance costs and require modifications to our technology operations. We may also experience interruptions or limitations on the delivery and use of our API products on our platform, or incur significant losses based on the timing of customer payments and any difficulty in collecting accounts receivable from our API customers. Any decreased use of our products and services or limitation on our ability to collect payments from our customers could adversely affect our business, results of operations, and financial condition.
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
The United States, United Kingdom, and Canada have applied some traditional telephone company regulations to VoIP and continue to evaluate how VoIP should be regulated, as are other countries as we expand globally. The effects of future regulatory developments are uncertain. At the federal level in the U.S., the Federal Communications Commission has imposed certain telecommunications regulations on VoIP services including, but not limited to; requirements to provide E-911 service; communications Assistance for Law Enforcement Act obligations; obligation to support Universal Service; customer Proprietary Network Information, or CPNI, requirements; disability access obligations; local Number Portability requirements; and consumer protection, including protection from unwanted telemarketing and other calls. As we expand globally, these types of regulations are likely to be similarly enacted and enforced by local regulatory authorities.
20     VONAGE ANNUAL REPORT 2020

In general, the focus of interconnected VoIP telecommunications regulation is at the federal level. On November 12, 2004, the FCC issued a declaratory ruling providing that our service is subject to federal regulation and preempted the Minnesota Public Utilities Commission from imposing certain of its regulations on us. While this ruling does not exempt us from all state oversight of our service, it effectively prevents state telecommunications regulators from imposing certain burdensome and inconsistent market entry requirements and certain other state utility rules and regulations on our service. Despite this, Vonage may be subject to state and local regulatory requirements including: payment of state and local E-911 fees; and State Universal Service support obligations.
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
21     VONAGE ANNUAL REPORT 2020

Our API offerings may be subject to liability for historic and future sales, use and similar taxes, that may increase our costs or impact our product offerings.
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
We incurred a net loss attributable to Vonage of $36,212 for the year ended December 31, 2020 and our accumulated deficit is $667,221 from our inception through December 31, 2020. Although we have achieved profitability in prior years and believe we will achieve consistent profitability in the future, we ultimately may not be successful.  We believe that our ability to achieve consistent profitability will depend, among other factors, on our ability to continue to achieve and maintain substantive operational improvements and structural cost reductions while maintaining and growing our net revenues.  In addition, certain of the costs of our business are not within our control and may increase.  For example, we and other telecommunications providers are subject to regulatory termination charges imposed by regulatory authorities in countries to which customers make calls.
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
22     VONAGE ANNUAL REPORT 2020

Risks Relating to Stock Ownership and Indebtedness
Actions of activist stockholders could cause us to incur substantial costs, divert management’s attention and resources, and have an adverse effect on our business.
We have been and may continue to be subject to proposals by stockholders urging us to take certain corporate actions. For example, on February 26, 2020, we renewed a cooperation agreement with an activist shareholder and certain related investors. If activist stockholder activities continue, our business could be adversely affected because responding to proxy contests and reacting to other actions by activist stockholders can be costly and time-consuming, disrupt our operations, and divert the attention of management and our employees. For example, we may be required to retain the services of various professionals to advise us on activist stockholder matters, including legal, financial, and communications advisers, the costs of which may negatively impact our future financial results. This may be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel. In addition, actions of activist shareholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.
The debt agreements governing our financing contain restrictions that may limit our flexibility in operating our business or executing on our acquisition strategy.
On July 31, 2018, we replaced our 2016 Credit Facility previously consisting of a $125 million senior secured term loan and a $325 million revolving credit facility with the 2018 Credit Facility consisting of a $100 million senior secured term loan and a $500 million revolving facility. The 2018 Credit Facility contains customary representations and warranties and affirmative covenants that limit our ability and/or the ability of certain of our subsidiaries to engage in specified types of transactions. These covenants and other restrictions may under certain circumstances limit, but not necessarily preclude, our and certain of our subsidiaries’ ability to, among other things: consolidate or merge; create liens; incur additional indebtedness; dispose of assets; consummate acquisitions; make investments; or pay dividends and other distributions.

Under the 2018 Credit Facility, we are required to comply with financial covenants, including the following financial covenants: specified maximum consolidated leverage ratio; specified minimum consolidated fixed coverage charge ratio, minimum cash position and maximum capital expenditures.

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
We may need to pursue additional financing to respond to new competitive pressures, pay extraordinary expenses such as litigation settlements or judgments or fund growth, including through acquisitions. Because of our past significant losses and our limited tangible assets, we do not fit traditional credit lending criteria, which, in particular, could make it difficult for us to obtain loans or to access the capital markets. In addition, the credit documentation for our recent financing contains affirmative and negative covenants that affect, and in many respects may significantly limit or prohibit, among other things, our and certain of our subsidiaries’ ability to incur, refinance or modify indebtedness and create liens. Our credit card processors have the ability to impose significant holdbacks in certain circumstances. The reinstatement of such holdbacks likely would have a material adverse effect on our liquidity. Under our credit card processing agreements with our Visa, MasterCard, American Express, and Discover credit card processors, the credit card processor has the right, in certain circumstances, including adverse events affecting our business, to impose a holdback of our advanced payments purchased using a Visa, MasterCard, American Express, or Discover credit card, as applicable, or demand additional reserves or other security. If circumstances were to occur that would allow any of these processors to reinstate a holdback, the negative impact on our liquidity likely would be significant. In addition, our Visa and MasterCard credit card processing agreement may be terminated by the credit card processor at its discretion if we are deemed to be financially insecure. As a significant portion of payments to us are made through Visa and MasterCard credit cards, if the credit card processor does not assist in transitioning our business to another credit card processor, the negative impact on our liquidity likely would be significant. There were no cash reserves and cash-collateralized letters of credit with any credit card processors as of December 31, 2020.
23     VONAGE ANNUAL REPORT 2020

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
24     VONAGE ANNUAL REPORT 2020

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
Certain provisions of our Restated Certificate of Incorporation and our Amended and Restated By-laws may make it more difficult for, or have the effect of discouraging, a third party from acquiring control of us or changing our board of directors and management. These provisions permit our board of directors to issue additional shares of common stock and preferred stock and to establish the number of shares, series designation, voting powers if any, preferences, other special rights, qualifications, limitations or restrictions of any series of preferred stock; limit the ability of stockholders to amend our Restated Certificate of incorporation and Amended and Restated By-laws, including supermajority requirements; allow only our board of directors, Chairman of the board of directors or Chief Executive Officer to call special meetings of our stockholders; eliminate the ability of stockholders to act by written consent; require advance notice for stockholder proposals and director nominations; and limit the removal of directors and the filling of director vacancies.
In addition, our Restated Certificate of Incorporation and Amended and Restated By-laws were amended on June 13, 2018 to declassify our Board of Directors. The declassification of the Board commenced with the 2019 annual meeting of stockholders and will result in the Board being fully declassified (and all Board members standing for annual elections) commencing with the 2021 annual meeting of stockholders. A classified structure will therefore remain in place during the phase-in period.
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
25     VONAGE ANNUAL REPORT 2020

ITEM 1B. Unresolved Staff Comments
None.

ITEM 2. Properties
Our headquarters are located in Holmdel, New Jersey. We also lease office, building space and research and development sites around the world, primarily in the United States, Europe, Israel, Australia, and Asia. We sublease portions of office space including space in our Holmdel, NJ location to a third parties. Due to the impact of COVID-19, we analyzed our real estate footprint, our ability to work primarily as a remote organization, and that a significant amount of real estate was not fully utilized. As a result, we had decided to close offices in certain locations worldwide by December 31, 2020. We believe that the remaining facilities that we occupy are in good condition and adequate for our current needs. We have established a program to lease temporary work spaces based on the office re-openings and future needs, and do not anticipate leasing any material additional space.

ITEM 3. Legal Proceedings
Refer to Note 15, Commitments and Contingencies to our Consolidated Financial Statements included in this Annual Report on Form 10-K for a discussion of recent developments regarding our legal proceedings.

ITEM 4. Mine Safety Disclosures
Not Applicable.

26     VONAGE ANNUAL REPORT 2020

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock
Our common stock was listed on the New York Stock Exchange from May 24, 2006 to December 30, 2019 and transferred to the Nasdaq Global Select Market starting December 31, 2019, both listings are under the ticker symbol “VG”.

Holders
At January 31, 2021, we had approximately 460 stockholders of record. This number does not include beneficial owners whose shares are held in street name.
Dividends
We have never paid cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock for at least the next 12 months. We intend to retain all of our earnings, if any, for general corporate purposes, and, if appropriate, to finance the expansion of our business.
27     VONAGE ANNUAL REPORT 2020

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
The graph below compares the cumulative total return of our common stock between December 31, 2015 and December 31, 2020, with the cumulative total return of (1) NASDAQ Telecommunications, (2) Russell 2000 Index, and (3) NASDAQ Computer. This graph assumes the investment of $100 on December 31, 2015 in our common stock, NASDAQ Telecommunications, Russell 2000 Index, and NASDAQ Computer, and assumes the reinvestment of dividends, if any.
COMPARISON OF THE CUMULATIVE TOTAL RETURN ON COMMON STOCK BET
WE
COMPARISON OF THE CUMULATIVE TOTAL RETURN ON COMMON STOCK BETWEEN DECEMBER 31, 2015 AND DECEMBER 31, 2020
Among Vonage Holdings Corp., the NASDAQ Telecommunications, the Russell 2000 Index, and the NASDAQ Computer.

	December 31,
	2016	2017	2018	2019	2020
Vonage Holdings Corp.	$119.34	$177.18	$152.09	$129.09	$224.39
NASDAQ Telecommunications	$114.87	$134.90	$138.98	$154.80	$188.92
Russell 2000 Index	$119.48	$135.18	$118.72	$146.89	$173.86
NASDAQ Computer	$112.27	$155.80	$150.06	$225.59	$338.35

Common Stock Repurchases

See Note 10, Common Stock to the Company's Consolidated Financial Statements for information regarding common stock repurchases.

28     VONAGE ANNUAL REPORT 2020

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

	For the years ended December 31,
(In thousands, except per share amounts)	2020	2019 (1)	2018 (2)	2017	2016 (3)
Statement of Operations Data:
Total revenues	$1,247,934	$1,189,346	$1,048,782	$1,002,286	$955,621
(Loss) income from operations	(149)	6,763	51,911	59,391	44,154
Net (loss) income	$(36,212)	$(19,482)	$35,728	$(33,933)	$13,151
(Loss) Earnings per common share
Basic	$(0.15)	$(0.08)	$0.15	$(0.15)	$0.06
Diluted	$(0.15)	$(0.08)	$0.14	$(0.15)	$0.06
Weighted-average common shares outstanding:
Basic	246,082	242,018	237,499	225,311	215,751
Diluted	246,082	242,018	248,892	225,311	231,941

Statement of Cash Flow Data:
Net cash provided by operating activities	$83,880	$92,926	$123,205	$128,058	$93,456
Net cash used in investing activities	(52,723)	(52,079)	(407,230)	(30,737)	(191,449)
Net cash (used in) provided by financing activities	(10,850)	(21,921)	258,212	(96,242)	68,054

Balance Sheet Data:
Total assets	1,395,836	1,364,700	1,259,488	858,681	935,666
Total notes payable, indebtedness under revolving credit facility and convertible notes, net	506,284	497,158	519,228	232,515	318,874
Capital lease obligations	—	—	—	140	3,428
Total stockholders’ equity	602,774	567,062	535,768	472,898	436,541

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

29     VONAGE ANNUAL REPORT 2020

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
This section of this Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
INTRODUCTION
Management's discussion and analysis of financial condition and results of operations is provided as a supplement to, and should be read in connection with, the consolidated financial statements and related notes thereof. Components of management's discussion and analysis of financial condition and results of operations include:
•Overview
•Results of Operations
•Non-GAAP Measures
•Liquidity and Capital Resources
•Contractual Obligations
•Summary of Critical Accounting Policies and Estimates
•Off-Balance Sheet Arrangements
OVERVIEW
At Vonage, our vision is to accelerate the world's ability to connect. We are observing a secular change in the way business is done, with a fundamental shift in how communications technologies are being leveraged in almost every industry. Through the Vonage Communications Platform, our strategy is to deliver a single leading cloud communications platform that powers our customers' and partners' global engagement solutions using our APIs, Unified Communications, and Contact Center innovations. We believe that the Vonage Communications Platform's products and services are well positioned to take advantage of emerging trends with sizable, growing total addressable markets as companies look to cloud-based communications solutions and API programming architectures as part of their digital transformation.
Our business is organized under two reportable operating segments: Vonage Communications Platform and Consumer. The Vonage Communications Platform includes our Unified Communications, Contact Center Communications, and APIs service offerings and represents the Company’s strategic business as the source of future growth. Our Consumer segment includes our communications solutions for residential customers based on our roots in providing VoIP communication services.

30     VONAGE ANNUAL REPORT 2020

Impact of COVID-19
A novel strain of coronavirus, or COVID-19, was first identified in China in December 2019 and subsequently declared a pandemic on March 11, 2020, by the World Health Organization. To date, COVID-19 has impacted nearly all regions around the world and resulted in travel restrictions and business slowdowns worldwide. The full impact of the pandemic on our business, operations and financial results has and will depend on various factors that continue to evolve, which we may not accurately predict. In response to the COVID-19 pandemic, governments across the world have enacted measures aimed at containing the spread of the virus, including ordering the closure of all businesses not deemed "essential," restricting residents to their homes, and the practice of social distancing when engaging in authorized activities. While some of these restrictions have been lifted on a global scale, many regions, including the United States where Vonage is headquartered, are experiencing a resurgence of COVID-19. As a result of the COVID-19 pandemic, all travel has been severely curtailed to protect the health of our employees and to comply with local guidelines, and we have temporarily closed the majority of Vonage offices worldwide (including our corporate headquarters), both of which disrupt how we typically operate our business.

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

Recent Significant Events
Coincident with the July 1st appointment of Mr. Read as President and Chief Executive Officer, the Company initiated a business-wide optimization and alignment project to focus the Company's resources and drive stronger operational execution, which also includes the previously announced Consumer evaluation for potential sale. In connection with this project, the Company initiated a reduction in workforce which resulted in a restructuring charge during the last two quarters of 2020. In addition, the Company abandoned certain of its leased facilities during the second half of 2020 and closed a few offices worldwide by December 31, 2020 as a result of COVID-19 impact. These actions are expected to result in a reduction in operating expenses of approximately $50 million annually. The Company expects to reinvest a portion of the cost savings into key areas of the business. In addition, the Company may have opportunities for further cost saving initiatives as the Company continues to streamline and optimize its business processes which may result in further restructuring charges.

The Company completed a comprehensive strategic review of the Consumer segment with the assistance of financial, accounting, and legal advisors. Based on this review, which included a detailed analysis of the Consumer business’ financials, profitability and potential valuation, the Company has determined that it is in the best interests of the Company and its shareholders to terminate the sale process and retain the Consumer business.

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
Regulation.  Our business has developed in a relatively lightly regulated environment. For further discussion regarding regulatory issues which impact the Company, refer to "Regulation" in Note 15, Commitments and Contingencies to our financial statements.
31     VONAGE ANNUAL REPORT 2020

Key Operating Data
The table below includes key operating data that our management uses to measure the growth and operating performance of the VCP segment:

Vonage Communications Platform	For the Years Ended December 31,
	2020	2019	2018
Service revenues per customer	$516	$447	$358
Vonage Communications Platform revenue churn	1.1%	1.1%	1.1%
Service revenues per customer.  Service revenues per customer for a particular period is calculated by dividing the average monthly service revenues for the period by the average number of customers over the number of months in the period. The average number of customers is the number of customers on the first day of the period, plus the number of customers on the last day of the period, divided by two. Service revenues excludes revenues from trading and auction customers. Service revenues per customer increased from $447 for 2019 to $516 for 2020 primarily driven by the Company's successful efforts to attract larger VCP customers and to expand services provided to our existing VCP customers.
Vonage Communications Platform revenue churn.  Vonage Communication Platform revenue churn is calculated by dividing the revenue from customers or customer locations that have been confirmed to be foregone during a period by the simple average of the total revenue from all customers in that period. Revenue for purposes of determining VCP revenue churn is service revenue excluding revenue from our trading and auction customers, and usage in excess of a customer’s contracted service plan, regulatory fees charged to customers, and credits. The simple average of total revenue from all customers during the period is the total revenue as defined herein on the first day of the period, plus the total revenue as defined herein on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first month after activation. Other companies may calculate business revenue churn differently, and their VCP revenue churn data may not be directly comparable to ours. Vonage Communications Platform revenue churn decreased from 1.1% for 2019 and to 1.1% for 2020.  Our revenue churn may fluctuate over time due to economic conditions, seasonality in certain customer's operations, loss of customers who are acquired, and competitive pressures including promotional pricing. We are continuing to invest in our overall quality of service which includes customer care headcount and systems, billing systems, on-boarding processes and self-service options to ensure we scale our processes to our growth and continue to improve the overall customer experience.
32     VONAGE ANNUAL REPORT 2020

The table below includes key operating data that our management uses to measure the growth and operating performance of the Consumer segment:

Consumer	For the Years Ended December 31,
	2020	2019	2018
Average monthly revenues per subscriber line	$27.77	$27.04	$26.42
Subscriber lines (at period end)	909,965	1,087,819	1,287,649
Customer churn	1.7%	1.8%	1.8%
Average monthly revenues per subscriber line.  Average monthly revenues per subscriber line for a particular period is calculated by dividing our revenues for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. The simple average number of subscriber lines for the period is the number of subscriber lines on the first day of the period, plus the number of subscriber lines on the last day of the period, divided by two. Our average monthly revenues per subscriber line increased from $27.04 for 2019 to $27.77 for 2020 due primarily to the Company's ability to retain its more tenured customer.
Subscriber lines.  Our subscriber lines include, as of a particular date, all paid subscriber lines from which a customer can make an outbound telephone call on that date. Our subscriber lines include fax lines, including fax lines bundled with subscriber lines in our small office home office calling plans and soft phones, but do not include our virtual phone numbers and toll free numbers, which only allow inbound telephone calls to customers. Subscriber lines decreased from 1,087,819 as of December 31, 2019 to 909,965 as of December 31, 2020, reflecting planned actions to enhance the profitability of the assisted sales channel by eliminating lower performing locations and restructuring the pricing offers, and to shift investment to our VCP market.
Customer churn.  Customer churn is calculated by dividing the number of customers that have terminated during a period by the simple average of number of customers in a given period. The simple average number of customers during the period is the number of customers on the first day of the period, plus the number of customers on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first month after activation. Other companies may calculate customer churn differently, and their customer churn data may not be directly comparable to ours. Customer churn decreased to 1.7% for 2020 from 1.8% for 2019. We maximize customer value by focusing marketing spend on higher return channels and away from assisted selling channels which had higher early life churn. We monitor customer churn on a daily basis and use it as an indicator of the level of customer satisfaction. Customers who have been with us for a year or more tend to have a lower churn rate than customers who have not. In addition, our customers who are international callers generally churn at a lower rate than customers who are domestic callers. Our customer churn will fluctuate over time due to economic conditions, competitive pressures including promotional pricing targeting international long distance callers, marketplace perception of our services, and our ability to provide high quality customer care and network quality and add future innovative products and services. See the discussion above for detail regarding churn impacting our business customers.

33     VONAGE ANNUAL REPORT 2020

RESULTS OF OPERATIONS
The following table sets forth our consolidated statement of income for the periods indicated:

	For the Years Ended December 31,
	2020	2019	2018
Total revenues	$1,247,934	$1,189,346	$1,048,782

Operating Expenses:
Cost of revenues (excluding depreciation and amortization)	553,523	511,084	426,995
Sales and marketing	342,053	363,111	311,433
Engineering and development	81,484	69,460	52,139
General and administrative	182,106	152,672	135,324
Depreciation and amortization	88,917	86,256	70,980
Total operating expenses	1,248,083	1,182,583	996,871
(Loss) Income from operations	(149)	6,763	51,911
Other Income (Expense):
Interest expense	(32,160)	(32,821)	(15,068)
Other income (expense), net	314	(50)	(318)
Total other income (expense), net	(31,846)	(32,871)	(15,386)
(Loss) Income before income taxes	(31,995)	(26,108)	36,525
Income tax (expense) benefit	(4,217)	6,626	(797)
Net (loss) income	$(36,212)	$(19,482)	$35,728

Management's discussion of the results of operations for the Years Ended December 31, 2020 and 2019

The Company reported loss before income taxes of $31,995 and $26,108 for the years ended December 31, 2020 and 2019, respectively. The higher loss before income taxes as compared to the prior year was primarily caused by higher operating expenses of $23,061. The increase in operating expenses was mainly driven by an increase in general and administrative expense resulting from costs associated with the employee exit costs as a result of restructuring activities, the abandonment of a portion of the Company's office locations and increased reserves associated with indirect taxes. Also attributing was an increase in engineering and development expenses in connection with the Company's continued focus on further enhancing the service offerings within the Vonage Communications Platform. The increase in operating expenses was slightly offset by decrease in sales and marketing expenses due to lower media marketing costs along with certain marketing events being cancelled as a result of the COVID-19 pandemic. The increase in operating expenses was offset by higher gross margin of $16,149 primarily as a result of higher usage of APIs within the VCP segment.

The Company reported net loss of $36,212 and $19,482, respectively, for the years ended December 31, 2020 and 2019. The increase in net loss for the year ended December 31, 2020 is mainly due to the aforementioned increase in loss before income taxes offset by the increase in income tax expense of $10,843 due to an adjustment related to a limitation against the deductibility of officer’s compensation stemming from the impact of CEO and CFO succession and related costs during the current year. In addition, there was an increase to the valuation allowance related to the United Kingdom.

34     VONAGE ANNUAL REPORT 2020

Segment Adjusted EBITDA

The following graphs illustrate the composition of our Adjusted EBITDA with respect to each of our reportable segments for the years ended December 31, 2020, 2019, and 2018.

The Adjusted EBITDA for Vonage Communications Platform has improved from $(114,555) and $(103,266) for the years ended December 31, 2018 and 2019, respectively, to $(56,968) for they year ended December 31, 2020. This improvement in Vonage Communications Platform Adjusted EBITDA is primarily due to an increase in Vonage Communications Platform gross margin of $61,272 as the Company experience growth in API services as compared to the prior year along with lower sales and marketing costs as a result of less travel due to COVID-19. Adjusted EBITDA for Vonage Communications Platform was also positively impacted in the current year due to cost saving initiatives executed in the second half of 2020. The decline year over year of Adjusted EBITDA for Consumer is primarily driven by the decrease in subscriber lines year over year as further described below.
35     VONAGE ANNUAL REPORT 2020

Consolidated Gross Margin for the Years Ended December 31, 2020, 2019, and 2018

We calculate gross margin as total revenues less cost of service, which primarily consists of fees that we pay to third parties on an ongoing basis in order to provide our services and costs incurred when a customer first subscribes to our service. The following table presents total revenues, cost of revenues and the composition of gross margin for the years ended December 31, 2020, 2019, and 2018:

	For the years ended December 31,			$ Change 2019 to 2020	% Change 2019 to 2020	$ Change 2018 to 2019	% Change 2018 to 2019
(in thousands, except percentages)	2020	2019	2018
Service, access and product revenues	$1,185,357	$1,106,472	$971,723	$78,885	7%	$134,749	14%
USF revenues	$62,577	$82,874	$77,059	$(20,297)	(24)%	$5,815	8%
Total revenues	$1,247,934	$1,189,346	$1,048,782	$58,588	5%	$140,564	13%
Service, access and product cost of revenues	490,946	428,210	349,905	62,736	15%	78,305	22%
USF cost of revenues	62,577	82,874	77,090	(20,297)	(24)%	5,784	8%
Cost of revenues (1)	553,523	511,084	426,995	42,439	8%	84,089	20%
Gross margin	$694,411	$678,262	$621,787	$16,149	2%	$56,475	9%

(1) Excludes depreciation and amortization of $51,408, $38,167, and $27,754, respectively.
Total revenues and cost of revenues were impacted by the following trends and uncertainties:

For the year ended December 31, 2020 compared to the year ended December 31, 2019
Total revenues increased 5% for the year ended December 31, 2020 as compared to the prior year period. The increase is primarily due to VCP customer growth driving an increase in revenues of $111,177 despite a decline in USF revenues as more of the Company's VCP services are based upon software service rather than telecommunication services. This was partially offset by declining consumer revenues of $52,589 in connection with the continued decline of subscriber lines. The Company continues to expect that the Consumer portion of the Company's overall business will become less significant. As a result, the Company continues to allocate its resources on enhancing service provided under the Vonage Communications Platform.
Cost of revenues increased 8% for the year ended December 31, 2020 as compared to the prior year period driven by increased costs incurred in servicing our business customers of $49,905 due to higher usage of the Company's APIs along with an increase in customers year over year. This was partially offset by a decrease in costs in Consumer of $7,466 as subscriber lines continues to decline resulting in lower international and long-distance termination costs.

36     VONAGE ANNUAL REPORT 2020

Vonage Communications Platform Gross Margin for the Years Ended December 31, 2020, 2019, and 2018

	For the years ended December 31,			$ Change 2019 to 2020	% Change 2019 to 2020	$ Change 2018 to 2019	% Change 2018 to 2019
(in thousands, except percentages)	2020	2019	2018
Revenues
Service revenues	$856,492	$719,514	$526,707	$136,978	19%	$192,807	37%
Access and product revenues (1)	36,584	46,232	50,068	(9,648)	(21)%	(3,836)	(8)%
Service, access and product revenues	893,076	765,746	576,775	127,330	17%	188,971	33%
USF revenues	21,981	38,134	31,369	(16,153)	(42)%	6,765	22%
Total revenues	915,057	803,880	608,144	111,177	14%	195,736	32%

Cost of revenues
Service cost of revenues (2)	413,079	336,045	239,096	77,034	23%	96,949	41%
Access and product cost of revenues (1)	42,479	53,455	58,081	(10,976)	(21)%	(4,626)	(8)%
Service, access and product cost of revenues	455,558	389,500	297,177	66,058	17%	92,323	31%
USF cost of revenues	21,981	38,134	31,374	(16,153)	(42)%	6,760	22%
Total cost of revenues	477,539	427,634	328,551	49,905	12%	99,083	30%

Segment gross margin
Service margin	443,413	383,469	287,611	59,944	16%	95,858	33%
Gross margin ex-USF (Service, access and product margin)	437,518	376,246	279,598	61,272	16%	96,648	35%
Segment gross margin	$437,518	$376,246	$279,593	$61,272	16%	$96,653	35%

Segment gross margin %
Service margin %	51.8%	53.3%	54.6%	(1.5)%		(1.3)%
Gross margin ex-USF (Service, access and product margin) %	49.0%	49.1%	48.5%	(0.1)%		0.6%
Segment gross margin %	47.8%	46.8%	46.0%	1.0%		0.8%

(1) Includes customer premise equipment, access, and shipping and handling.
(2) Excludes depreciation and amortization of $47,701, $33,484, and $22,554, respectively.

For the year ended December 31, 2020 compared to the year ended December 31, 2019
The following table describes the increase in Vonage Communications Platform gross margin for the year ended December 31, 2020 as compared to the year ended December 31, 2019:

(in thousands)
Service gross margin increase is primarily due to increased usage of the Company's API services as customers expand their use of video APIs as a result of the ongoing COVID-19 pandemic along with an overall increase in the customer base further attributing to the increase in VCP Adjusted EBITDA	$59,944
Access and product gross margin increased due to lower costs providing access services to VCP customers during the current year	1,328
Increase in segment gross margin	$61,272

Vonage Communications Platform service gross margin percentage decreased to 51.8% for the year December 31, 2020 from 53.3% for the year ended December 31, 2019. The decrease in VCP service gross margin percentage is a result of greater proportion of lower margin services across our VCP segment during the year ended December 31, 2020 as compared to the prior year as usage of APIs has grown. Our gross margin percentage may continue to be impacted by changes in the mix of service offerings provided to our customers across our VCP segment.

37     VONAGE ANNUAL REPORT 2020

Consumer Gross Margin for the Years Ended December 31, 2020, 2019, and 2018

	For the years ended December 31,			$ Change 2019 to 2020	% Change 2019 to 2020	$ Change 2018 to 2019	% Change 2018 to 2019
(in thousands, except percentages)	2020	2019	2018
Revenues
Service revenues	$292,003	$340,462	$394,389	$(48,459)	(14)%	$(53,927)	(14)%
Access and product revenues (1)	278	264	559	14	5%	(295)	(53)%
Service, access and product revenues	292,281	340,726	394,948	(48,445)	(14)%	(54,222)	(14)%
USF revenues	40,596	44,740	45,690	(4,144)	(9)%	(950)	(2)%
Total revenues	332,877	385,466	440,638	(52,589)	(14)%	(55,172)	(13)%

Cost of revenues
Service cost of revenues (2)	33,550	34,677	47,439	(1,127)	(3)%	(12,762)	(27)%
Access and product cost of revenues (1)	1,838	4,033	5,289	(2,195)	(54)%	(1,256)	(24)%
Service, access and product cost of revenues	35,388	38,710	52,728	(3,322)	(9)%	(14,018)	(27)%
USF cost of revenues	40,596	44,740	45,716	(4,144)	(9)%	(976)	(2)%
Total cost of revenues	75,984	83,450	98,444	(7,466)	(9)%	(14,994)	(15)%

Segment gross margin
Service margin	258,453	305,785	346,950	(47,332)	(15)%	(41,165)	(12)%
Gross margin ex-USF (Service, access and product margin)	256,893	302,016	342,220	(45,123)	(15)%	(40,204)	(12)%
Segment gross margin	$256,893	$302,016	$342,194	$(45,123)	(15)%	$(40,204)	(12)%

Segment gross margin %
Service margin %	88.5%	89.8%	88.0%	(1.3)%		1.8%
Gross margin ex-USF (Service, access and product margin) %	87.9%	88.6%	86.6%	(0.7)%		2.0%
Segment gross margin %	77.2%	78.4%	77.7%	(1.2)%		0.7%

(1) Includes customer premise equipment, and shipping and handling.
(2) Excludes depreciation and amortization of $3,707, $4,683, and $5,200, respectively.

For the year ended December 31, 2020 compared to the year ended December 31, 2019
The following table describes the decrease in Consumer gross margin for the year ended December 31, 2020 as compared to the year ended December 31, 2019:

(in thousands)
Service gross margin decreased primarily due to a decrease in subscriber lines of 16% resulting in lower gross margin of $47,430 which has been declining over recent years as the Company has focused on the growth of the Vonage Communications Platform	$(47,332)
Access and product gross margin increased 59% primarily due lower equipment costs associated with sales to customers during the current year	2,209
Decrease in segment gross margin	$(45,123)

Consumer service gross margin percentage decreased to 88.5% for the year ended December 31, 2020 from 89.8% for the year ended December 31, 2019 due to slightly higher international and domestic termination rates.

38     VONAGE ANNUAL REPORT 2020

Other Operating Expenses
The following table presents our other operating expenses during the years ended December 31, 2020, 2019, and 2018, respectively:

	For the years ended December 31,			$ Change 2019 to 2020	% Change 2019 to 2020	$ Change 2018 to 2019	% Change 2018 to 2019
(in thousands, except percentages)	2020	2019	2018
Sales and marketing	$342,053	$363,111	$311,433	$(21,058)	(6)%	$51,678	17%
Engineering and development	81,484	69,460	52,139	12,024	17%	17,321	33%
General and administrative	182,106	152,672	135,324	29,434	19%	17,348	13%
Depreciation and amortization	88,917	86,256	70,980	2,661	3%	15,276	22%
Total other operating expenses	$694,560	$671,499	$569,876	$23,061	3%	$101,623	18%

For the year ended December 31, 2020 compared to the year ended December 31, 2019
Total other operating expenses increased by $23,061 during the year ended December 31, 2020 as compared to the year ended December 31, 2019 primarily due to the following:

•Sales and marketing expense decreased 6%, primarily due to decreased spending in the current year related to media marketing initiatives, less travel by the Company's sales force, and attending fewer sales conferences this year than in the year due to the COVID-19 pandemic. These were offset by an increase in reserves for expected credit losses for trade receivables during the current year.
•Engineering and development expense increased 17%, due to higher employee costs as the Company increased resources as part of its focus on the development of further functionality related to the Vonage Communications Platform in order to support customers through the mid-market and enterprise sector.
•General and administrative expense increased 19%, primarily due to the expense related to the employee exit costs associated with restructuring activities along with CEO succession costs, the abandonment of certain of the Company's leased office locations, an increase in professional services related to strategic business reviews undertaken by the Company in the current year, higher personnel costs and stock compensation.

39     VONAGE ANNUAL REPORT 2020

Other Income (Expense)

	For the years ended December 31,			$ Change 2019 to 2020	% Change 2019 to 2020	$ Change 2018 to 2019	% Change 2018 to 2019
(in thousands, except percentages)	2020	2019	2018
Interest expense	$(32,160)	$(32,821)	$(15,068)	$661	2%	$(17,753)	(118)%
Other income (expense), net	314	(50)	(318)	364	728%	268	84%
	$(31,846)	$(32,871)	$(15,386)	$1,025	3%	$(17,485)	(114)%

For the year ended December 31, 2020 compared to the year ended December 31, 2019

Interest expense. The interest expense decreased 2%, was mainly due to the realization of losses associated with the unwind of the Company's interest rate swaps in June 2020 and an increase in interest expense associated with the Convertible Senior Notes issued in June 2019, offset by lower interest expense due to lower principal balances on our 2018 Credit Facility.

Income Taxes

	For the years ended December 31,			$ Change 2019 to 2020	% Change 2019 to 2020	$ Change 2018 to 2019	% Change 2018 to 2019
(in thousands, except percentages)	2020	2019	2018
Income tax (expense) benefit	$(4,217)	$6,626	$(797)	$(10,843)	(164)%	$7,423	931%
Effective tax rate	(13)%	25%	2%

For the year ended December 31, 2020 compared to the year ended December 31, 2019
We recognize income taxes equal to pre-tax income multiplied by our annual effective income tax rate. In addition, adjustments are recorded for discrete period items and changes to our state effective tax rate which can cause the rate to fluctuate from quarter to quarter.
During the year ended December 31, 2020, we recognized tax expense of $4,217 related to U.S., state and foreign income tax expense. The Company recorded a permanent adjustment related to a limitation against the deductibility of officer’s compensation stemming from the impact of CEO and CFO succession and related costs during the current year. In addition, there was an increase to the valuation allowance related to the United Kingdom.
During the year ended December 31, 2019, we recognized tax benefit of $6,626 related to U.S., state and foreign income tax expense. The Company recorded a permanent benefit related to the equity based stock compensation and an interested related adjustment in the United Kingdom.

40     VONAGE ANNUAL REPORT 2020

NON-GAAP METRICS
Adjusted EBITDA is a non-GAAP financial measure and is the primary basis used as the measure of profit or loss for our businesses. Adjusted EBITDA is defined as net income or net loss attributable to Vonage before income tax expense or benefit, interest expense, depreciation and amortization, stock-based expense, amortization of costs to implement cloud computing arrangements, acquisition related transaction and integration costs, organizational transformation costs, restructuring activities, and other non-recurring items. Organizational transformation includes employee related exits including CEO succession, system change management, facility exit costs, and rebranding. Restructuring activities relate to the Company's business-wide optimization and alignment project initiated in 2020 which included employee related exits and further facility exit costs executed upon as part of the overall project. Other non-recurring items principally include certain litigation charges and other non-recurring project costs such as the review of the Consumer business and the business optimization project, both of which were initiated in 2020. This is also consistent with the measure used under our bank credit assessment. Our management and our Board of Directors utilize Adjusted EBITDA to evaluate our consolidated operating performance and the performance of our operating segments and to allocate resources and capital to our segments. It is also a significant performance measure in our annual incentive compensation programs. We believe that Adjusted EBITDA is useful to our investors as a basis for comparing our operating performance with that of other companies in our industries, although our measure of Adjusted EBITDA may not be directly comparable to that of other companies.
Our reconciliation of the aggregate amount of Adjusted EBITDA to consolidated income before taxes is presented below:

	Years Ended December 31,
	2020	2019	2018
Net (Loss) Income	$(36,212)	$(19,482)	$35,728
Income tax	4,217	(6,626)	797
Interest expense	32,160	32,821	15,068
Depreciation and amortization	88,917	86,256	70,980
Amortization of costs to implement cloud computing arrangements	2,885	1,362	—
Share-based expense	45,667	45,242	33,020
Acquisition related transactions and integration costs	—	701	14,645
Acquisition related consideration accounted for as compensation	—	—	1,425
Organizational transformation	5,119	14,533	4,331
Restructuring activities	18,913	—	—
Other non-recurring items	8,518	3,289	1,742
Adjusted EBITDA	$170,184	$158,096	$177,736

41     VONAGE ANNUAL REPORT 2020

LIQUIDITY AND CAPITAL RESOURCES

Overview

For the year ended December 31, 2020, we had lower net cash from operations compared to the years ended December 31, 2019 and 2018 primarily due to lower net income. We expect to continue to balance efforts to grow our revenue while consistently achieving operating profitability. To grow our revenue, we continue to make investments in growth initiatives, marketing, application development, network quality and expansion, and customer care. We believe that cash flow from operations and cash on hand will fund our operations for at least the next twelve months.
The following table sets forth a summary of our cash flows for the periods indicated:

	For the years ended December 31,			$ Change 2019 to 2020	$ Change 2018 to 2019
(dollars in thousands)	2020	2019	2018
Net cash provided by operating activities	$83,880	$92,926	$123,205	$(9,046)	$(30,279)
Net cash used in investing activities	(52,723)	(52,079)	(407,230)	(644)	355,151
Net cash (used in) provided by financing activities	(10,850)	(21,921)	258,212	11,071	(280,133)
Operating Activities
The following table describes the changes in cash provided by operating activities for the year ended December 31, 2020 as compared to the year ended December 31, 2019:

(in thousands)
Increase in operating income adjusted for non-cash items primarily due to increased gross margin driven by growth within VCP during the year	$15,469
Decrease in working capital driven primarily by prepayments for annual licenses, CEO succession payments and vendor payments which was slightly offset by improvement in operating cash flows as a result of benefits under the CARES Act and timing of accounts receivable collections	(24,515)
Decrease in cash provided by operating activities	$(9,046)
Investing Activities
The following table describes the changes in cash used in/provided by investing activities for the year ended December 31, 2020 as compared to the year ended December 31, 2019:

(in thousands)
Increase in payments to acquire and develop software assets	(13,352)
Decrease in payments related to capital expenditures	9,702
Decrease in cash paid related to prior year acquisitions of business	$3,000
Decrease in current year payments to acquire new patents	6
Increase in cash used in investing activities	$(644)
42     VONAGE ANNUAL REPORT 2020

Financing Activities
The following table describes the changes in cash used financing activities for the year ended December 31, 2020 as compared to the year ended December 31, 2019:

(in thousands)
Decreased borrowings net of repayments during the current year	$(50,500)
Prior year amount represents payment for the capped call transaction in connection with the June 2019 issuance of the Convertible Senior Notes	$28,325
Prior year amount represents payments for share repurchases in connection with the June 2019 issuance of the Convertible Senior Notes	10,000
Prior year amount represents payments for financing costs in connection with the June 2019 issuance of the Convertible Senior Notes	10,043
Increase in proceeds received from exercise of stock options due to fewer exercises in 2020	8,329
Decrease in payments associated with taxes on share based compensation due to lower vesting in 2020	4,874
Decrease in cash provided by financing activities	$11,071

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

Uses of Liquidity
    The Company's requirements for liquidity and capital resources are generally for the purposes of operating activities, debt service obligations, and capital expenditures. For the year ended December 31, 2020, capital expenditures were primarily for the implementation of software solutions and purchase of network equipment as we continue to expand our network. Our capital expenditures for the year ended December 31, 2020 were $52,723, of which $41,840 was for software acquisition and development. The majority of these expenditures are comprised of investments in information technology and systems infrastructure, including an electronic data warehouse, online customer service, and customer management platforms for the Vonage Communications Platform. For 2021, we believe our capital and software expenditures will be approximately $65 million.
Available Borrowings Under the 2018 Credit Facility
We maintain significant availability under our line of credit to meet our short-term liquidity requirements. As of December 31, 2020, amounts available under the 2018 Credit Facility totaled $284.5 million.

43     VONAGE ANNUAL REPORT 2020

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS
The table below summarizes our contractual obligations at December 31, 2020, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
(dollars in thousands)	Total	1 year or less	2-3 years	4-5 years	After 5 years
	(unaudited)
Contractual Obligations:
Convertible senior notes	$345,000	$—	$—	$345,000	$—
2018 revolving credit facility	212,500	—	212,500	—	—
Interest associated with outstanding debt	40,382	13,615	24,033	2,734	—
Operating lease obligations	47,098	13,134	18,046	8,396	7,522
Purchase obligations	59,525	32,539	26,986	—	—
Total contractual obligations	704,505	59,288	281,565	356,130	7,522
Other Commercial Commitments:
Standby letters of credit	1,502	1,502	—	—	—
Total contractual obligations and other commercial commitments	$706,007	$60,790	$281,565	$356,130	$7,522
Convertible Senior Notes. The company issued $345 million aggregate principal amount of 1.75% convertible senior notes due 2024. As of December 31, 2020, interest associated with the convertible senior note is approximately $6,038 for 2021 through 2023 annually and $2,734 in 2024. See Note 8, Long-Term Debt in the notes to the Consolidated Financial Statements.
2018 Credit Facility. The 2018 Credit Facility was entered in July 2018 consisting of a $100,000 term note and a $500,000 revolving credit facility. As of December 31, 2020, the 2018 revolving credit facility balance was $215,500, matures on July 31, 2023 and interest associated with the outstanding debt is approximately $7,577 in 2021 and in 2022, and $4,380 in 2023, respectively. See Note 8, Long-Term Debt in the notes to the Consolidated Financial Statements.
Operating Lease Obligations. At December 31, 2020, we had future commitments for office spaces leased in Holmdel, New Jersey for our headquarters, various other locations for field sales and administration offices in the United States and other countries, in Tel Aviv, Israel for application development, in London, United Kingdom for our UK offices, and for operating leases for co-location facilities mainly in the United States that accommodate a portion of our network equipment. As part of the Company's business optimization evaluation, the Company decided to close certain office locations worldwide by December 31, 2020 and will lease agile workspaces when needed after the COVID-19 occupancy restrictions are lifted. As of December 31, 2020, operating lease obligations are approximately $13,134 in 2021, $9,645 in 2022, $8,401 in 2023, $4,148 in 2024, $4,248 in 2025, and $7,522 thereafter.
    Purchase obligations. The purchase obligations are primarily commitments to vendors who will provide license patents to us, provide web hosting service, provide electricity to our office, provide cloud-based data warehousing, provide software maintenance service, and provide insurance to us. In certain cases, we may terminate these arrangements early upon payment of specified fees. These amounts do not represent our entire anticipated purchases in the future, but represent only those items for which we are contractually committed. We also purchase products and services as needed with no firm commitment. For this reason, the amounts presented do not provide a reliable indicator of our expected future cash outflows or changes in our expected cash position. As of December 31, 2020, purchase obligations are approximately $32,539 in 2021, $23,441 in 2022, and $3,545 in 2023, respectively. See also Note 15, Commitments and Contingencies to our Consolidated Financial Statements.
44     VONAGE ANNUAL REPORT 2020

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
Use of Estimates
    Our consolidated financial statements and notes thereto are prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates, including uncertainty in the current economic environment due to the recent outbreak of the novel coronavirus COVID-19.
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
Revenue Recognition
    The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers which is further described in Note 3, Revenue Recognition to the Consolidated Financial Statements
We measure revenue based upon consideration specified by contracts with our customers. Revenue is recognized when our performance obligation under the contract is satisfied by transferring control over the product or service to the customer. We derive our revenues for our Consumer and Vonage Communications Platform segments primarily from the sale of our communication services and customer equipment as further described below. The majority of the Company's contracts with customers have a single performance obligation for service revenues. We recognize revenue with customers when control transfers, which occurs upon delivery of a service or product. For our VCP segment, the typical life of a service customer is seven years.
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
45     VONAGE ANNUAL REPORT 2020

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
Valuation of Goodwill and Intangible Assets
As of December 31, 2020, the Company had goodwill of $624,328 consisting of $173,784 associated with APIs through the acquisitions of Nexmo and TokBox and $450,544 associated with the Unified Communications and Contact Center Communications as a result of acquisitions of NVM, iCore, Simple Signal, Telesphere, and Vocalocity. The Company does not have any goodwill allocated to its Consumer segment as of December 31, 2020. In addition, the Company recognized intangible assets measured primarily based upon significant inputs that are not observable in the market and represent Level 3 measurements as defined by ASC 820, Fair Value Measurements.
    The Company applies ASC 805, Business Combinations and ASC 350, Intangibles - Goodwill and Other to account for goodwill and intangible assets. The Company amortizes all finite-lived intangible assets over their respective estimated useful lives while goodwill has an indefinite life and is not amortized. Goodwill and intangible assets not subject to amortization are tested for impairment on an annual basis on October 1st and, when specific circumstances dictate, between annual tests. The Company tests for goodwill at the reporting unit level, which is identified by assessing whether the components of the Company's operating segments constitute businesses for which discrete financial information is available. With respect to the annual goodwill impairment test on October 1st, the Company identified the UC/CC and API reporting units which collectively represent the VCP segment as of that date.
On January 26, 2017, the FASB issued ASC No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. A goodwill impairment loss is measured as the amount by which a reporting unit's carrying amount, including goodwill, exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance allows an entity to assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If determined to be necessary, the quantitative impairment test shall be used to identify goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any).
The Company performed a qualitative assessment of macroeconomic, industry and market events and circumstances, and the overall financial performance of its APIs reporting unit and its Unified Communications and Contact Center Communications reporting unit as of October 1st with respect to the annual goodwill impairment test. The Company determined it was not more likely than not that the fair value of the goodwill attributed each of the reporting units was less than its carrying amount and accordingly, no impairment needed to be recognized for the year ended December 31, 2020. There were also no impairments recorded during the years ended December 31, 2019 and 2018, respectively.

We also perform a review of our purchased-intangible assets whenever events or changes in circumstances indicate that the useful life is shorter than we had originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, we assess the recoverability of purchased-intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life of the asset is shorter than originally estimated, we accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. There was no impairment of purchased-intangible assets identified for the years ended December 31, 2020, 2019, or 2018.
46     VONAGE ANNUAL REPORT 2020

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
As of December 31, 2020, we had NOLs for United States federal and state tax purposes, including those NOLs acquired as part of past business combinations, of $410,731 and $207,769, respectively, expiring at various times through 2037. In addition, we had Non-US NOLs of $159,152 primarily related to the United Kingdom which has no expiration date.
Under Section 382 of the Internal Revenue Code, if we undergo an “ownership change” which is generally defined as a greater than 50% change by value in our equity ownership over a three-year period, our ability to use our pre-change of control NOLs and other pre-change tax attributes against our post-change income may be limited. The Section 382 limitation is applied annually so as to limit the use of our pre-change NOLs to an amount that generally equals the value of our stock immediately before the ownership change multiplied by a designated federal long-term tax-exempt rate. At December 31, 2020, there were no limitations on the use of our NOLs except for the NOLs of Vocalocity as of the date of acquisition for which the Company has reflected in the deferred tax asset.
Capitalized Software
    The Company capitalizes qualifying internal-use software development costs that are incurred during the application development stage. Capitalization is dependent on whether management with the relevant authority has authorized and committed to funding the project, it is probable the project will be completed, and the software will be used to perform the function intended. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Capitalized software is stated at cost less accumulated amortization and amortized on a straight-line basis over their estimated useful lives. During the years ended December 31, 2020, 2019, and 2018 the Company incurred $41,840, 28,488, and 7,714, respectively, related to the acquisition of software assets which was largely comprised of labor directly associated with internal-use projects.
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

47     VONAGE ANNUAL REPORT 2020

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
We prepared a sensitivity analysis to determine the impact of hypothetical changes foreign currency exchange rates have on our results of operations. The foreign currency rate analysis assumed a uniform movement in currencies by 10% relative to the U.S. Dollar on our results. Based upon the results of this analysis, a 10% change in currency rates would have resulted in an increase or decrease in our earnings for the year ended December 31, 2020 of approximately $8 million.
On January 31, 2020, the United Kingdom officially withdrew from the European Union or , "EU". The 11-month transition period ended on December 31, 2020. As of January 1, 2021, the UK is no longer inside the EU's Single Market and Customs Union and is free to implement trade deals struck with third countries. Uncertainty and currency volatility in the British Pound Sterling exchange rate is expected to continue.
Interest Rate and Debt Risk
Our exposure to market risk for changes in interest rates primarily relates to our long-term debt.
As of December 31, 2020, if the interest rate on our variable rate debt changed by 1% on our 2018 revolving credit facility, our annual debt service payment would change by approximately $2,155.
As of December 31, 2020, we had $345.0 million outstanding on our 1.75% convertible senior notes due 2024. The Notes have 1.75% percent fixed annual interest rates and, therefore, our economic interest rate exposure on our convertible senior notes is fixed. However, the values of the convertible senior notes are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate convertible senior notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the convertible senior notes are affected by our stock price. The fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. Additionally, we carry the convertible senior notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only.

ITEM 8. Financial Statements and Supplementary Data
The financial statements and schedules required by this Item are listed in Part IV, Item 15 in this Annual Report on Form 10-K.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
48     VONAGE ANNUAL REPORT 2020

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, as amended, as of the end of the period covered by this Annual Report on Form 10-K. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
We have implemented significant phases of reporting and transaction system upgrades and are in initial stages of consolidating and upgrading additional transaction systems. Controls over installed and upgraded applications have not changed significantly but may in planned future phases of system and application implementations. We are continually monitoring and assessing the COVID-19 situation in order to assess the impact on the design, implementation, and operating effectiveness of our internal controls. There were no other changes to controls during the quarter ended December 31, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

49     VONAGE ANNUAL REPORT 2020

Management’s Report on Internal Control Over Financial Reporting
February 19, 2021
To the Stockholders of Vonage Holdings Corp.:
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on our assessment, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our internal control over financial reporting was effective.
Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears on page F-4.

/s/ Rory Read	/s/ Tim Shaughnessy
Rory Read Chief Executive Office	Tim Shaughnessy Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)
/s/ Stephen Lasher
Stephen Lasher Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)
Report of the Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
See Report of Independent Registered Public Accounting Firm on page 56.

ITEM 9B. Other Information
None.
50     VONAGE ANNUAL REPORT 2020

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

 The discussion under the headings “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Director Nomination Process”, “Corporate Governance – Board Committees – Audit Committee”, and “Executive Officers of Vonage” in our Proxy Statement for the 2021 Annual Meeting of Stockholders is hereby incorporated by reference.
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

ITEM 11. Executive Compensation

The discussion under the headings “Compensation”, “Director Compensation”, “Corporate Governance – Compensation Committee Interlocks and Insider Participation”, and “Corporate Governance – Compensation Committee Report” in our Proxy Statement for the 2021 Annual Meeting of Stockholders is hereby incorporated by reference.

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

ITEM 12. Delinquent Section 16(a) Reports

The discussion under the headings “Stock Ownership Information” and “Equity Compensation Plan Information” in our Proxy Statement for the 2021 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The discussion under the headings “Election of Directors – Transactions with Related Persons”, and “Corporate Governance – Board Determination of Independence” in our Proxy Statement for the 2021 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 14. Principal Accountant Fees and Services

The discussion under the heading “Ratification of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2021 Annual Meeting of Stockholders is hereby incorporated by reference.

51     VONAGE ANNUAL REPORT 2020

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following financial statements are included are included herein:

•Report of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets - As of December 31, 2020 and 2019
•Consolidated Statements of Operations - Years Ended December 31, 2020, 2019, and 2018
•Consolidated Statements of Comprehensive (Loss) Income - Years Ended December 31, 2020, 2019, and 2018
•Consolidated Statements of Cash Flows - Years Ended December 31, 2020, 2019, and 2018
•Consolidated Statements of Stockholders' Equity - Years Ended December 31, 2020, 2019, and 2018
•Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedule

The following schedule is filed as part of Item 15 of this report and should be read in connection with the Consolidated Financial Statements:

•Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted because they are not required or are not applicable.

(a)(3) Exhibits

See Exhibit Index submitted as a separate section of this report.

52     VONAGE ANNUAL REPORT 2020

53     VONAGE ANNUAL REPORT 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Vonage Holdings Corp.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Vonage Holdings Corp. (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders’ equity, for each of the three years in the period ended December 31, 2020, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
Changes in Accounting Principles
As discussed in Note 2 to the financial statements, on January 1, 2019, the Company adopted FASB Accounting Standards Update 2016-02, Leases (Topic 842), using the modified retrospective transition approach.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

54     VONAGE ANNUAL REPORT 2020

Revenue Recognition – Refer to Note 3 to the financial statements

Critical Audit Matter Description

The Company’s service revenues are comprised of monthly subscription fees under usage based or pay-per-use type billing arrangements, and contract-based service plans. Service revenues consist of a high volume of subscription and usage-based transactions, sourced from customary and proprietary information technology (IT) systems, databases, and other tools. The processing and recording of service revenues is substantially automated and based on contractual terms with customers.

We identified the testing of service revenue recognition as a critical audit matter. This matter required subjective auditor judgment because of the number of IT applications involved in the revenue recognition process. Involvement of IT professionals with specialized skills and knowledge was required to assist with the performance of certain procedures and determination of IT applications subject to testing. Auditor judgment was required in determining the nature and extent of audit evidence obtained over service revenue.

How Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the Company’s service revenue, included the following, among others:
•With the assistance of our IT specialists, we:
◦Identified the systems used to process service revenue transactions and tested the effectiveness of general IT controls over each of these systems, including the user access controls, change management controls, and IT operations controls
◦Performed testing of the effectiveness of system interface controls and automated controls within the relevant revenue streams, as well as the controls designed to ensure the accuracy and completeness of revenue.
•We tested the effectiveness of controls over the Company’s relevant revenue business processes, including those in place to reconcile the various systems to the Company’s general ledger.
•With the assistance of our data specialists, we created visualizations to evaluate recorded revenue and evaluate trends in the transactional revenue data.
•We evaluated recorded activity for certain revenue streams based on analytical procedures, including using regression and trend analyses to develop an expectation of the recorded revenue balance.
•For certain revenue streams, we performed detail transaction testing by agreeing the amounts recognized to source documents, including contracts with customers and testing the mathematical accuracy of the recorded revenue.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
February 19, 2021
55     VONAGE ANNUAL REPORT 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Vonage Holdings Corp.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Vonage Holdings Corp. (the "Company") as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 19, 2021, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
February 19, 2021
56     VONAGE ANNUAL REPORT 2020

VONAGE HOLDINGS CORP. CONSOLIDATED BALANCE SHEETS
VONAGE HOLDINGS CORP. CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)	December 31, 2020	December 31, 2019

Assets
Current assets:
Cash and cash equivalents	$43,078	$23,620
Accounts receivable, net of allowance $8,878 of and $5,494, respectively	116,304	101,813
Deferred customer acquisition costs, current portion	18,161	13,834
Prepaid expenses	32,131	22,338
Other current assets	6,230	11,463
Total current assets	215,904	173,068
Property and equipment, net of accumulated depreciation of $117,761 and $109,646, respectively	31,621	48,371
Operating lease right-of-use assets	29,330	50,847
Goodwill	624,328	602,970
Software, net of accumulated amortization of $111,642 and $102,133, respectively	80,638	40,300
Deferred customer acquisition costs	67,529	55,148
Restricted cash	1,919	2,015
Intangible assets, net of accumulated amortization of $275,346 and $221,182, respectively	204,267	249,905
Deferred tax assets	106,374	108,347
Other assets	33,926	33,729
Total assets	$1,395,836	$1,364,700

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,464	$42,366
Accrued expenses	158,080	137,589
Deferred revenue, current portion	65,506	59,464
Operating lease liabilities, current portion	11,554	12,477
Total current liabilities	252,604	251,896
Indebtedness under revolving credit facility	215,500	220,500
Convertible senior notes, net	290,784	276,658
Operating lease liabilities	31,019	45,722
Other liabilities	3,155	2,862
Total liabilities	793,062	797,638

Commitments and Contingencies (Note 15)	—	—

Stockholders’ Equity
Common stock, par value $0.001 per share; 596,950 shares authorized at December 31, 2020 and 2019; 323,815 and 315,808 shares issued at December 31, 2020 and 2019, respectively; 248,974 and 242,849 shares outstanding at December 31, 2020 and 2019, respectively	324	316
Additional paid-in capital	1,554,574	1,494,469
Accumulated deficit	(667,221)	(631,009)
Treasury stock, at cost, 74,841 shares at December 31, 2020 and 72,959 shares at December 31, 2019	(320,891)	(306,043)
Accumulated other comprehensive income	35,988	9,329
Total stockholders’ equity	602,774	567,062
Total liabilities and stockholders’ equity	$1,395,836	$1,364,700

The accompanying notes are an integral part of these consolidated financial statements

57     VONAGE ANNUAL REPORT 2020

VONAGE HOLDINGS CORP. CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
(In thousands, except per share amounts)	2020	2019	2018

Service, access and product revenues	$1,185,357	$1,106,472	$971,723
USF revenues	62,577	82,874	77,059
Total revenues	1,247,934	1,189,346	1,048,782

Operating Expenses:
Service, access and product cost of revenues (excluding depreciation and amortization)	490,946	428,210	349,905
USF cost of revenues	62,577	82,874	77,090
Sales and marketing	342,053	363,111	311,433
Engineering and development	81,484	69,460	52,139
General and administrative	182,106	152,672	135,324
Depreciation and amortization	88,917	86,256	70,980
Total operating expenses	1,248,083	1,182,583	996,871
(Loss) Income from operations	(149)	6,763	51,911
Other Income (Expense):
Interest expense	(32,160)	(32,821)	(15,068)
Other income (expense), net	314	(50)	(318)
Total other income (expense), net	(31,846)	(32,871)	(15,386)
(Loss) Income before income taxes	(31,995)	(26,108)	36,525
Income tax (expense) benefit	(4,217)	6,626	(797)
Net (loss) income	$(36,212)	$(19,482)	$35,728

(Loss) Earnings per common share:
Basic	$(0.15)	$(0.08)	$0.15
Diluted	$(0.15)	$(0.08)	$0.14

Weighted-average common shares outstanding:
Basic	246,082	242,018	237,499
Diluted	246,082	242,018	248,892

The accompanying notes are an integral part of these consolidated financial statements
58     VONAGE ANNUAL REPORT 2020

VONAGE HOLDINGS CORP. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the years ended December 31,
(In thousands)	2020	2019	2018

Net (loss) income:	$(36,212)	$(19,482)	$35,728
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax expense (benefit) of $(2,517), $393, and $(4,433), respectively	25,658	4,535	(7,249)
Unrealized gain on derivatives, net of tax expense (benefit) of $(4), $397, and $(73), respectively	1,001	(1,976)	10
Total other comprehensive income (loss)	26,659	2,559	(7,239)
Comprehensive (loss) income	$(9,553)	$(16,923)	$28,489

The accompanying notes are an integral part of these consolidated financial statements
59     VONAGE ANNUAL REPORT 2020

VONAGE HOLDINGS CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(In thousands)	2020	2019	2018
Cash flows from operating activities:
Net (loss) income	$(36,212)	$(19,482)	$35,728
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	34,378	27,815	31,444
Amortization of intangibles	54,539	58,441	39,457
Deferred income taxes	(352)	(13,411)	(4,809)
Amortization of deferred customer acquisition costs	16,241	11,359	10,287
Allowance for doubtful accounts	5,684	2,247	2,010
Amortization of financing costs and debt discount	14,938	8,907	1,022
Loss on disposal of property and equipment	889	771	79
Loss on extinguishment of debt	—	—	14
Share-based expense	45,667	45,242	33,799
Change in derivatives	1,055	(531)	(198)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(14,018)	(29,139)	(20,485)
Prepaid expenses and other current assets	(4,629)	1,983	4,020
Deferred customer acquisition costs	(32,335)	(30,546)	(25,439)
Accounts payable and accrued expenses	(11,126)	38,027	13,502
Deferred revenue	4,043	3,947	1,416
Other assets - cloud computing implementation costs	(6,909)	(15,480)	(6,255)
Other assets and liabilities	12,027	2,776	7,613
Net cash provided by operating activities	83,880	92,926	123,205
Cash flows from investing activities:
Capital expenditures	(10,571)	(20,273)	(19,032)
Purchase of intangible assets	(312)	(318)	—
Acquisition and development of software assets	(41,840)	(28,488)	(7,714)
Acquisitions, net of cash acquired	—	(3,000)	(380,484)
Net cash used in investing activities	(52,723)	(52,079)	(407,230)
Cash flows from financing activities:
Principal payments on capital lease obligations and other financing obligations	—	—	(140)
Payments on short and long-term debt	(80,000)	(443,500)	(320,188)
Proceeds from issuance of short and long-term debt	75,000	489,000	607,000
Payment of debt issuance costs	—	(10,043)	(3,380)
Payment for capped call transactions and costs	—	(28,325)	—
Common stock repurchases	—	(10,000)	—
Employee taxes paid on withholding shares	(16,160)	(21,034)	(31,584)
Proceeds from exercise of stock options	10,310	1,981	6,504
Net cash (used in) provided by financing activities	(10,850)	(21,921)	258,212
Effect of exchange rate changes on cash and cash equivalents	(945)	(395)	(410)
Net increase (decrease) in cash, cash equivalents, and restricted cash	19,362	18,531	(26,223)
Cash, cash equivalents, and restricted cash, beginning of period	25,635	7,104	33,327
Cash, cash equivalents, and restricted cash, end of period	$44,997	$25,635	$7,104

The accompanying notes are an integral part of these consolidated financial statements
60     VONAGE ANNUAL REPORT 2020

VONAGE HOLDINGS CORP. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total

Balance at December 31, 2017	$298	$1,375,391	$(672,561)	$(244,239)	$14,009	$472,898
Cumulative effect adjustment upon the adoption of Topic 606			24,848			24,848
Stock option exercises	12	6,492				6,504
Share-based expense		33,799				33,799
Employee taxes paid on withholding shares				(30,770)		(30,770)
Foreign currency translation adjustment					(7,249)	(7,249)
Unrealized gain on derivatives					10	10
Net loss			35,728			35,728
Balance at December 31, 2018	310	1,415,682	(611,985)	(275,009)	6,770	535,768
Cumulative effect adjustment upon the adoption of Topic 842			458			458
Stock option exercises	6	1,975				1,981
Share-based expense		45,242				45,242
Employee taxes paid on withholding shares				(21,034)		(21,034)
Common stock repurchases				(10,000)		(10,000)
Equity component of convertible notes, net of issuance costs and tax		50,123				50,123
Purchase of capped calls, net of tax		(21,553)				(21,553)
Common stock issued for acquisition of assets		3,000				3,000
Foreign currency translation adjustment					4,535	4,535
Unrealized gain on derivatives					(1,976)	(1,976)
Net income			(19,482)			(19,482)
Balance at December 31, 2019	316	1,494,469	(631,009)	(306,043)	9,329	567,062
Stock option exercises	8	10,302				10,310
Share-based expense		49,803				49,803
Employee taxes paid on withholding shares				(14,848)		(14,848)
Foreign currency translation adjustment					25,658	25,658
Unrealized gain on derivatives					1,001	1,001
Net loss			(36,212)			(36,212)
Balance at December 31, 2020	$324	$1,554,574	$(667,221)	$(320,891)	$35,988	$602,774

The accompanying notes are an integral part of these consolidated financial statements

61     VONAGE ANNUAL REPORT 2020

VONAGE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 1. Nature of Business

Nature of Operations
Vonage Holdings Corp. (“Vonage”, “Company”, “we”, “our”, “us”) is incorporated as a Delaware corporation. At Vonage, our vision is to accelerate the world's ability to connect. We are observing a secular change in the way business is done, with a fundamental shift in how communications technologies are being leveraged in almost every industry. Through the Vonage Communications Platform, our strategy is to deliver a single leading cloud communications platform that powers our customers' and partners' global engagement solutions using our APIs, Unified Communications, and Contact Center innovations. We believe that the Vonage Communications Platform's products and services are well positioned to take advantage of emerging trends with sizable, growing total addressable markets as companies look to cloud-based communications solutions and API programming architectures as part of their digital transformation.
Our strategic business is the Vonage Communications Platform formerly referred to as "Business," which delivers a single leading cloud communications platform that powers our customers' and partners' global engagement solutions using our APIs, Unified Communications, and Contact Center innovations. The Vonage Communications Platform brings unique value to businesses by providing multiple communications channels - including video, voice, messaging, email, verification, and artificial intelligence - that integrate into the applications, products and workflows that our customers are already using. We believe this delivers both the power and the flexibility to our customers to address the growing need to transform their communications, connections and experiences for customers and enables the type of business continuity, remote work, and remote delivery of services that are now essential for team members.
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
Customers in the United States represented 68%, 72%, and 79% of our consolidated revenues for the years ended December 31, 2020, 2019, and 2018, respectively, with the balance in Canada, the United Kingdom, China, Singapore, Netherlands, and other countries around the world.

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
62     VONAGE ANNUAL REPORT 2020

Revenue Recognition
Our results are presented in accordance with the guidance of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), or Topic 606. We measure revenue based upon consideration specified by contracts with our customers. Revenue is recognized when our performance obligation under the contract is satisfied by transferring control over the product or service to the customer. We derive our revenues for our Consumer and VCP segments primarily from the sale of our communication services, access, and products along with USF as further described in Note 3, Revenue Recognition. The majority of the Company's contracts with customers have a single performance obligation for service revenues. We recognize revenue with customers when control transfers, which occurs upon delivery of a service or product. For our VCP segment, the typical life of a customer for service is 7 years.
Contract Acquisition Costs
We have various commission programs for which eligible employees and third parties may earn commission on sales of services and products to customers. We expect that these commission fees are recoverable and, therefore, we have capitalized these commissions as contract costs included within deferred customer acquisitions cost on our consolidated balance sheet. Capitalized commission fees are amortized to sales and marketing expense over estimated customer life, which is 7 years for VCP customers. In addition, the Company expenses sales commissions for commission plans related to customer arrangements deemed less than a year and for residuals and renewals.
Cost of Revenues
Cost of revenues is primarily comprised of cost of services consisting of costs that we pay to third parties such as access and interconnection charges that we pay to other companies to terminate domestic and international phone calls on the public switched telephone network. In addition, costs to lease phone numbers, to co-locate in other companies’ facilities, to provide enhanced emergency dialing capabilities to transmit 911 calls, and to provide local number portability are also included in cost of service. These costs also include taxes that we pay on telecommunications services from our suppliers or are imposed by government agencies such as USF contributions and royalties for use of third parties’ intellectual property. In addition, these costs include certain personnel and related costs for network operations and technical support that are attributable to revenue generating activities. Cost of services excludes depreciation and amortization expense of $51,408, $38,167, and $27,754 for the years ended December 31, 2020, 2019, and 2018, respectively.
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
We categorize cost of revenues as follows:
Services, access and product cost of revenues. Services cost of revenues consists of costs associated with network operations and technical support personnel, communication origination, and termination services provided by third party carriers and excludes depreciation and amortization. Product cost of revenues includes equipment sold to customers, shipping and handling, professional services, cost of certain products including equipment or services that we give customers as promotions, and broadband access.
USF cost of revenues. USF cost of revenues represents contributions to the Federal USF and related fees.
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of personnel and related costs for employees and contractors directly associated with our sales and marketing activities, internet advertising fees, radio and billboard advertising, public relations, commissions paid to employees, resellers and other third parties, trade shows, marketing and promotional activities, customer support, credit card fees, collections, and systems and information technology support. We expense advertising costs during the period in which they are incurred. Advertising costs included in sales and marketing were $40,862, $46,606, and $54,735 for the years ended December 31, 2020, 2019, and 2018, respectively.
63     VONAGE ANNUAL REPORT 2020

Engineering and Development Expenses
Engineering and development expenses predominantly include personnel and related costs for developers responsible for research and development of new products. Costs related to preliminary project activities and post implementation activities are expensed as incurred.
Cash, Cash Equivalents and Restricted Cash
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

	As of December 31,
	2020	2019	2018	2017
Cash and cash equivalents	$43,078	$23,620	$5,057	$31,360
Restricted cash	1,919	2,015	2,047	1,967
	$44,997	$25,635	$7,104	$33,327

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
Property and Equipment
Property and equipment includes acquired assets and consist principally of network equipment and computer hardware, furniture, and leasehold improvements. Company-owned equipment in use at customer premises is also included in property and equipment. Network equipment, computer hardware and furniture are stated at cost with depreciation provided using the straight-line method over the estimated useful lives of the related assets, which range from three to five years. Leasehold improvements are amortized over their estimated useful life of the related assets or the life of the lease, whichever is shorter. The cost of substantial improvements is capitalized while the cost of maintenance and repairs is charged to operating expenses as incurred. Company-owned customer premises equipment is depreciated on a straight-line basis over 3 years.
Our network equipment and computer hardware, which consists of routers, gateways, and servers that enable our services, is subject to technological risks and rapid market changes due to new products and services and changing customer demand. These changes may result in future adjustments to the estimated useful lives or the carrying value of these assets, or both.
64     VONAGE ANNUAL REPORT 2020

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
    When the Company has the option to extend the lease term, terminate the lease before the contractual expiration date, or purchase the leased asset, and it is reasonably certain that the Company will exercise the option, the Company will consider these options in determining the classification and measurement of the lease. Lease expense for lease payments is recognized on a straight-line basis over the term of the lease arrangement. From time to time, the Company may abandon one of its leased locations. Upon abandonment, the Company will accelerate the amortization of the related right-of-use asset through the abandonment date within rent expense.
    The Company has lease arrangements with lease and non-lease components, which are generally accounted for separately. For certain leases, the Company accounts for the lease and non-lease components as a single lease component.
Software
The Company capitalizes software which primarily consists of qualifying internal-use software development costs that are incurred during the application development stage. Capitalization is dependent on whether management with the relevant authority has authorized and committed to funding the project, it is probable the project will be completed, and the software will be used to perform the function intended. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Capitalized software is stated at cost less accumulated amortization and amortized on a straight-line basis over their estimated useful lives.
Cloud Computing Arrangements
    The Company incurs costs to implement cloud computing arrangements that are hosted by a third party vendor. Generally, these arrangements are service contracts that do not provide the Company with the right to take possession of the software or the ability to run the software on its own hardware or contract with another party, other than the vendor, to host the software. As such, the costs incurred to implement these arrangements are capitalized into other assets on the Company's balance sheet and amortized on a straight-line basis over their estimated useful lives expensed along with respective hosting fees.
Goodwill
In accordance with ASC 350, Intangibles - Goodwill and Other, we recognize goodwill for the excess cost of an acquired business over the fair value assigned to assets acquired and liabilities assumed. Goodwill is tested for impairment on an annual basis on October 1st and, when specific circumstances dictate, between annual tests. ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment eliminates Step 2 of the old goodwill impairment test. A goodwill impairment loss is measured at the amount by which a reporting unit's carrying amount, including goodwill, exceeds its fair value, not to exceed the carrying amount of goodwill. The new guidance allows an entity to assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If determined to be necessary, the quantitative impairment test shall be used to identify goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any).
The Company performed its qualitative assessment of the Unified Communications and Contact Center Communications reporting unit and API reporting unit as of October 1, 2020 and determined that it was not more likely than not that the fair value of the reporting units' was less than its carrying value and accordingly, no impairment needed to be recognized for the year ended December 31, 2020. There were also no impairments recorded during the years ended December 31, 2019 and 2018.
65     VONAGE ANNUAL REPORT 2020

Intangible Assets
Intangible assets acquired in the settlement of litigation or by direct purchase are accounted for based upon the fair value of assets received.
Purchased-intangible assets are accounted for based upon the fair value of assets received and are amortized on a straight-line or accelerated basis over the periods of economic benefit, ranging from two to twelve years. We perform a review of purchased-intangible assets whenever events or changes in circumstances indicate that the useful life is shorter than we had originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, we assess the recoverability of purchased-intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life of the asset is shorter than originally estimated, we accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. There was no impairment of purchased-intangible assets identified for the years ended December 31, 2020, 2019, and 2018.
Asset Impairments
We evaluate impairment losses on long-lived assets used in operations when events and changes in circumstances indicate that the assets might be impaired. If our review indicates that the carrying value of an asset or asset group will not be recoverable, based on a comparison of the carrying value of the asset to the undiscounted future cash flows, the impairment will be measured by comparing the carrying value of the asset to its fair value. Fair value will be determined based on quoted market values, discounted cash flows or appraisals. Impairments of long-lived assets are recorded in the statement of operations as part of depreciation and amortization expense. There was no impairment of property and equipment identified for the years ended December 31, 2020, 2019, and 2018.
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
Restricted Cash and Letters of Credit
We had a cash collateralized letter of credit for $1,502 and $1,528 as of December 31, 2020 and 2019, respectively, mainly related to lease deposits for our Holmdel office. In the aggregate, cash reserves and collateralized letters of credit of $1,919 and $2,015 were recorded as long-term restricted cash at December 31, 2020 and 2019, respectively.
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
During 2017, the Company entered into three interest rate swap agreements to mitigate variability in our Credit Facility earnings due to fluctuations in interest rates and has been designated and qualified as a cash flow hedge. The Company assesses hedge effectiveness under the critical terms matched method at inception and at least quarterly through the life of the hedging relationship. If the critical terms of the interest rate swap match the terms of the forecasted transaction, the Company concludes that the hedge is effective. The swaps expired on June 3, 2020.
66     VONAGE ANNUAL REPORT 2020

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
67     VONAGE ANNUAL REPORT 2020

Foreign Currency
Generally, the functional currency of our non-United States subsidiaries is the local currency. However, the functional currency of API's United States's subsidiary is the Euro. The financial statements of these subsidiaries are translated to their respective functional currency using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs, and expenses. Translation gains and losses from the Company's net investments in subsidiaries are deferred and recorded in accumulated other comprehensive income as a component of stockholders’ equity until sale or complete or substantially complete liquidation of the net investment in the foreign entity takes place. Foreign currency transaction gains or losses are reported within other income (expense), net in the Company's consolidated statements of operations. For the year ended December 31, 2020, the amount recognized as foreign currency transaction gain was $368, for the years ended December 31, 2019, the amount recognized as foreign currency transaction loss was $727, and for the year ended December 31, 2018, the amount recognized as foreign currency transaction gain was $145.
Share-Based Compensation
We account for share-based compensation in accordance with FASB ASC 718, Compensation-Stock Compensation. Under the fair value recognition provisions of this pronouncement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the stock award on a straight-line basis. The Company adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.  Any excess tax benefits or shortfalls are recorded in income taxes upon vest or exercise.  During the years ended December 31, 2020, 2019, and 2018, the Company recorded a net benefit of $0.3 million, $5 million, and $16 million, respectively, related to excess tax benefits.

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
COVID-19 has created and may continue to create uncertainty in customer payments, reduced usage, and issuance of customer credits to distressed customers served by certain product lines. As of the date of our consolidated financial statements, we are not aware of any specific event or circumstance that would require us to materially update our estimates or judgments. However, these estimates may change as new events occur and additional information is obtained, which may result in changes being recognized in our condensed consolidated financial statements in future periods. In particular and in light of the COVID-19 pandemic, the assumptions and estimates associated with collectability assessment of revenue and credit losses of accounts receivable may have a material impact our consolidated financial statements in future periods, depending on the continued duration or degree of the impact of the COVID-19 pandemic on the global economy.
Reclassifications
Reclassifications have been made to our consolidated financial statements for the prior year periods to conform to classification used in the current year period including presentation of the Company's segments as further described in Note 16, Industry Segment and Geographical Information. The reclassifications did not affect results from operations or net assets.
68     VONAGE ANNUAL REPORT 2020

Recent Accounting Pronouncements
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
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes by removing certain exceptions currently permissible under ASC Topic 740. This ASU also requires entities to: (1) recognize a franchise tax that is partially based on income as an income-based tax and account for any incremental amounts incurred as non-income based tax; (2) evaluate when a step-up in the tax basis of goodwill should be considered as part of the business combination and when it should be considered a separate transaction;(3) specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements; and (4) reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation and other minor improvements. This ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption of the amendments is permitted, including adoption in any interim period for public business entities for periods for which financial statements have not yet been issued. The Company adopted the new standard on January 1, 2020. The adoption of the ASU did not have a material impact on our consolidated financial statements and related disclosures.
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
In August 2020, the FASB issued ASU 2020-06, "Debt - Debt with Conversion Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity". This ASU simplifies the accounting for certain convertible instruments such that the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under ASC 815, or that do not result in substantial premiums accounted for as paid-in-capital. As a result, more convertible debt instruments will be accounted for as a single liability measured at its amortized cost. In addition, the ASU requires the use of the if-converted method to be applied to convertible instruments when calculating earnings per share. The ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, using either a modified retrospective or a full retrospective approach. Early adoption is permitted for fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of this standard on our consolidated financial statements.

69     VONAGE ANNUAL REPORT 2020

Note 3.  Revenue Recognition

The Company recognizes revenues in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606).
Service Revenues
Substantially all of our revenues are service revenues, which are derived from monthly subscription fees under usage based or pay-per-use type billing arrangements, and contract-based services plans. For consumer customers in the United States, we offer domestic and international rate plans, including a variety of residential plans and mobile plans. For VCP customers, we offer small and medium business, mid-market, and enterprise customers several service plans with different pricing structures and contractual requirements ranging in duration from month-to-month to three years. In addition, we provide managed equipment to VCP customers for a monthly fee. Customers also have the opportunity to purchase premium features for additional fees. We also derive service revenues from per minute fees for international calls if not covered under a plan, including calls made via applications for mobile devices and other stand-alone products, and for any calling minutes in excess of a customer's monthly plan limits. For a portion of our customers, monthly subscription fees are automatically charged to customers' credit cards, debit cards or ECP in advance and are recognized over the following month as service is provided.
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

	For the years ended December 31,			For the years ended December 31,			For the years ended December 31,
	2020			2019			2018
	VCP	Consumer	Total	VCP	Consumer	Total	VCP	Consumer	Total
Primary geographical markets
United States	$542,741	$306,211	$848,952	$500,545	$354,710	$855,255	$421,239	$404,482	$825,721
United Kingdom	70,090	10,066	80,156	55,721	11,002	66,723	36,992	$12,438	49,430
Other Countries	302,226	16,600	318,826	247,614	19,754	267,368	149,913	$23,718	173,631
	915,057	332,877	1,247,934	803,880	385,466	1,189,346	608,144	440,638	1,048,782
Major Sources of Revenue
Service revenues	$856,492	$292,003	$1,148,495	$719,514	$340,462	$1,059,976	$526,707	$394,389	$921,096
Access and product revenues	36,584	278	36,862	46,232	264	46,496	50,068	559	50,627
USF revenues	21,981	40,596	62,577	38,134	44,740	82,874	31,369	45,690	77,059
	915,057	332,877	1,247,934	803,880	385,466	1,189,346	608,144	440,638	1,048,782
70     VONAGE ANNUAL REPORT 2020

In addition, the Company recognizes service revenues from its customers through subscription services provided or through usage or pay-per-use type arrangements. During the year ended December 31, 2020, the Company recognized $612,551 related to subscription services, $447,012 related to usage, and $188,371 related to other revenues such as USF, other regulatory fees, and credits. During the year ended December 31, 2019, the Company recognized $637,980 related to subscription services, $338,697 related to usage, and $212,669 related to other revenues such as USF, other regulatory fees, and credits. During the year ended December 31, 2018, the Company recognized $607,823 related to subscription services, $247,256 related to usage, and $193,703 related to other revenues such as USF, other regulatory fees, and credits.
Contract Assets and Liabilities
The following table provides information about receivables and contract liabilities from contracts with customers:

	December 31, 2020	December 31, 2019
Receivables (1)	$116,304	101,813
Contract liabilities (2)	65,506	59,464
(1) Amounts included in accounts receivables on our consolidated balance sheet.
(2) Amounts included in deferred revenues on our consolidated balance sheet.
Our deferred revenue represents the advance consideration received from customers for subscription services and is predominantly recognized over the following month as transfer of control occurs. During the years ended December 31, 2020, 2019 and 2018, the Company recognized revenue of $431,220, $456,855, and $445,547, respectively, related to its contract liabilities. We expect to recognize $65,506 into revenue over the next twelve months related to our deferred revenue as of December 31, 2020.
Remaining Performance Obligation
Transaction price allocated to the remaining performance obligation represents contracted revenue that has not yet been recognized. The typical subscription term may range from 1 month to 3 years. Contracted revenue as of December 31, 2020 that has not yet been recognized was approximately $0.4 billion. This excludes contracts with an original expected length of less than one year. The Company expects to recognize the majority of its remaining performance obligation over the next 18 months.
Contract Acquisition Costs
We have various commission programs for internal sales personnel and channel partners that are incremental to the acquisition of customer contracts. These costs are recorded as deferred contract acquisition costs on the consolidated balance sheets which eligible employees and third parties may earn commission on sales of services and products to customers. We expect that these commission fees are recoverable and, therefore, we have capitalized $85,690 and $68,982 as contract costs, net of accumulated amortization, as of December 31, 2020 and 2019, respectively, included within deferred customer acquisitions costs, current portion and deferred customer acquisition costs on our consolidated balance sheet. Capitalized commission fees are amortized to sales and marketing expense over the estimated customer life, which is seven years for Vonage Communications Platform customers. During the year ended December 31, 2020 and 2019, the amounts amortized to sales and marketing were $16,241 and $11,359, respectively. There were no impairment losses recognized in relation to the costs capitalized for the years ended December 31, 2020 and 2019. In addition, the Company expenses sales commissions for commission plans related to customer arrangements deemed less than a year and for residuals and renewals.
71     VONAGE ANNUAL REPORT 2020

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
The table below summarizes the NVM assets acquired and liabilities assumed as of October 31, 2018:

	Preliminary Acquisition Date Fair Value as of December 31, 2018	Measurement Period Adjustments	Final Acquisition Date Fair Value
Assets
Cash and cash equivalents	$1,994		$1,994
Accounts receivable	13,747	(1,448)	12,299
Other current assets	3,907	(565)	3,342
Property and equipment	3,474		3,474
Intangible assets	154,300		154,300
Other assets	378		378
Total assets acquired	177,800	(2,013)	175,787

Liabilities
Accounts payable	4,712		4,712
Accrued expenses	4,145	333	4,478
Deferred tax liabilities	7,756	(598)	7,158
Deferred revenue	22,000	800	22,800
Total liabilities assumed	38,613	535	39,148

Net identifiable assets acquired	139,187	(2,548)	136,639
Goodwill	210,992	2,548	213,540
Total purchase price	$350,179	$—	$350,179

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
72     VONAGE ANNUAL REPORT 2020

The Company recorded goodwill of $213,540 which is attributable to the VCP segment and is not deductible for tax purposes. The factors that resulted in goodwill arising from the acquisition include the revenues and synergies anticipated with the ability to provide a contact center solution to our existing suite of cloud communication services along with a skilled workforce proficient in API development. The Company also recorded intangible assets of $154.3 million comprised of trade name of $5.3 million, customer relationships of $87 million, and developed technology of $62 million. In addition, the Company incurred and expensed acquisition related transaction costs included in general and administrative expense related to the acquisition of NVM of $253 and $9,627 for the years ended December 31, 2019 and 2018, respectively.
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

73     VONAGE ANNUAL REPORT 2020

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

The Company recorded goodwill of $20,650 which is attributable to the VCP segment and is deductible for tax purposes. The factors that resulted in goodwill arising from the acquisition include the revenues expected to be achieved by incorporating a video feature in the Company's API platform along with a skilled workforce proficient in API development. The Company also recorded intangible assets of $15,602 comprised of customer relationships of $5,020 and developed technology of $10,582.

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
74     VONAGE ANNUAL REPORT 2020

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
The following table sets forth the computation for basic and diluted earnings (loss) per share:

	For the years ended December 31,
	2020	2019	2018

Numerator
Net (loss) income	$(36,212)	$(19,482)	$35,728

Denominator
Basic weighted average common shares outstanding	246,082	242,018	237,499
Dilutive effect of stock options and restricted stock units	—	—	11,393
Diluted weighted average common shares outstanding	246,082	242,018	248,892
Basic (loss) earnings per share
Basic (loss) earnings per share	$(0.15)	$(0.08)	$0.15
Diluted (loss) earnings per share
Diluted (loss) earnings (loss) per share	$(0.15)	$(0.08)	$0.14

The following shares were excluded from the calculation of diluted earnings (loss) per share because of their anti-dilutive effects:

	For the years ended December 31,
	2020	2019	2018
Restricted stock units	14,623	10,389	3,285
Employee stock options	1,501	4,946	1,163
	16,124	15,335	4,448
As the Company expects to settle the principal amount of its outstanding convertible senior notes in cash and any excess in cash or shares of the Company’s common stock, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share of common stock when the average market price of the Company’s common stock for a given period exceeds the conversion price of  $16.72  per share. The Company's convertible senior notes are further described in Note 8, Long-Term Debt .

75     VONAGE ANNUAL REPORT 2020

Note 6. Goodwill and Intangible Assets

Goodwill

The Company's goodwill is derived primarily from the acquisitions of Vocalocity, Telesphere, iCore, Simple Signal, Nexmo, TokBox and NVM which are included in the Company's VCP segment. The following table provides a summary of the changes in the carrying amounts of goodwill:

Balance at January 1, 2019	$598,499
Increase in goodwill related to acquisition of NVM	2,548
Foreign currency translation adjustment	1,923
Balance at December 31, 2019	602,970
Foreign currency translation adjustment	21,358
Balance at December 31, 2020	$624,328
Intangible assets, net

The Company's intangible assets as of December 31, 2020 and 2019 primarily reflect intangible assets established with the acquisitions of various companies such as customer relationships, trade names and developed technology. In addition, the Company's intangible assets include patents we have purchased and licensed, including in connection with the settlement of litigation.

				December 31, 2020			December 31, 2019
	Useful Lives (years)			Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	7	to	12	$284,692	$(150,094)	$134,598	$272,767	$(115,583)	$157,184
Developed technology	3	to	10	173,572	(104,468)	69,104	169,722	(80,523)	89,199
Patents and patent licenses	3	to	5	20,849	(20,284)	565	20,554	(19,228)	1,326
Trade names	2	to	5	500	(500)	—	7,074	(4,878)	2,196
Non-compete agreements		3		—	—	—	970	(970)	—
Total finite-lived intangible assets				$479,613	$(275,346)	$204,267	$471,087	$(221,182)	$249,905

During the years ended December 31, 2020, 2019, and 2018, the Company recorded amortization expense of $54,539, $58,441 and $39,457, respectively. Amortization expense may vary in the future as acquisitions, dispositions and impairments, if any, occur. The total expected future annual amortization for the succeeding five years ended December 31 is as follows:

Estimated Amortization Expense
2021	$44,614
2022	40,889
2023	34,330
2024	28,617
2025	14,455
76     VONAGE ANNUAL REPORT 2020

Note 7. Income Taxes

    The components of (loss) income before income taxes are as follows:

	For the years ended December 31,
	2020	2019	2018
United States	$(9,440)	$11,994	$31,205
Foreign	(22,555)	(38,102)	5,320
	$(31,995)	$(26,108)	$36,525
The income tax (expense) benefit consisted of the following amounts:

	For the years ended December 31,
	2020	2019	2018
Current:
Federal	$1,303	$—	$—
Foreign	(2,637)	(3,599)	(3,023)
State and local taxes	(3,235)	(3,186)	(2,583)
	$(4,569)	$(6,785)	$(5,606)
Deferred:
Federal	$(739)	$(1,495)	$6,249
Foreign	1,290	7,321	1,290
State and local taxes	(199)	7,585	(2,730)
	352	13,411	4,809
	$(4,217)	$6,626	$(797)

77     VONAGE ANNUAL REPORT 2020

The reconciliation between the United States federal statutory rate of 21% for the year ended December 31, 2020, 2019 and 2018, respectively, to the Company's effective rates are as follows:

	For the years ended December 31,
	2020	2019	2018
U.S. Federal statutory tax rate	21%	21%	21%
Statutory permanent items	—%	(3)%	3%
Equity-based compensation	1%	19%	(43)%
Acquisition costs	—%	—%	4%
Officers' compensation	(9)%	(7)%	3%
Interest	(5)%	(10)%	1%
State and local taxes, net of federal benefit	(8)%	13%	12%
International tax (reflects effect of losses for which tax benefit not realized)	(7)%	(9)%	4%
Uncertain tax positions	1%	2%	2%
Tax credits	7%	1%	(2)%
Valuation reserve for income taxes and other	(16)%	—%	—%
Tax rate change	3%	—%	—%
Other	(1)%	(2)%	(3)%
Effective tax rate	(13)%	25%	2%
For the year ended December 31, 2020, the Company's overall effective tax rate was different from the statutory rate of 21% primarily as a result of a permanent adjustment related to a limitation against the deductibility of officer’s compensation stemming from the impact of CEO and CFO succession and related costs during the current year. In addition, there was an increase to the valuation allowance related to the United Kingdom.
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

78     VONAGE ANNUAL REPORT 2020

The temporary differences which gave rise to the Company's net deferred tax assets consisted of the following:

	December 31, 2020	December 31, 2019
Assets and liabilities:
Accounts receivable and inventory allowances	$1,588	$1,044
Deferred rent	3,149	1,833
Acquired intangible assets and property and equipment	(23,360)	(35,524)
Accrued expenses	9,537	7,964
Research and development	11,288	1,170
Stock option compensation	18,326	17,979
Cumulative translation adjustments	39	40
Deferred revenue	8,201	7,471
Derivatives	—	3
Prepaid expense	(18,892)	(15,569)
Convertible debt and capped call	(9,345)	(7,934)
Net operating loss carryforwards	130,681	149,848
	131,212	128,325
Valuation allowance	(24,838)	(19,978)
Deferred tax assets, net, non-current	$106,374	$108,347

Deferred tax assets and valuation allowance
Net deferred tax balance. As of December 31, 2020 and 2019, we recorded a net deferred tax asset, net of valuation allowance of $106,374 and $108,347, respectively. The Company believes that the net operating losses related to one of its United Kingdom subsidiaries, Vonage Limited, and certain U.S. states may not be realizable under a "more likely than not" measurement and as such, a valuation allowance has been established to reduce the asset accordingly.
NOL carryforwards. As of December 31, 2020, the Company has U.S. federal and state NOL carryforwards of $410,731 and $207,769, respectively, which expire at various times through 2037. We have Non-US NOLs of $159,152 primarily related to the United Kingdom which has no expiration date. Under Section 382 of the Internal Revenue Code, if we undergo an “ownership change” which is generally defined as a greater than 50% change by value in our equity ownership over a three-year period, our ability to use our pre-change of control NOLs and other pre-change tax attributes against our post-change income may be limited. The Section 382 limitation is applied annually so as to limit the use of our pre-change NOLs to an amount that generally equals the value of our stock immediately before the ownership change multiplied by a designated federal long-term tax-exempt rate. At December 31, 2020, there were no limitations on the use of our NOLs except for a certain portion of the NOLs acquired with Vocalocity, which the Company has reflected in the deferred tax asset.
Valuation allowance. As of December 31, 2020 and 2019, the Company's valuation allowance was $24,838 and $19,978, respectively, primarily consisting of NOLs associated with Vonage Limited, NVM and state NOLs for certain legal entities.
Uncertain tax benefits
    The Company had uncertain tax benefits of $632 and $914 as of December 31, 2020 and 2019, respectively. The Company recognizes interest and penalties related to uncertain tax benefits in income tax expense. The Company incurred interest expense or penalties of $20, $60, and $68 for the years ended December 31, 2020, 2019, and 2018, respectively.
The following table reconciles the total amounts of uncertain tax benefits:

	As of December 31,
	2020	2019
Balance as of January 1	$914	1,107
Increase due to current year positions	114	155
Decrease due to prior year positions	—	(243)
Decrease due to settlements and payments	(173)	(86)
Decrease due to lapse of applicable statute of limitations	(238)	(71)
Increase due to foreign currency fluctuation	15	52
Uncertain tax benefits as of December 31	$632	$914
79     VONAGE ANNUAL REPORT 2020

Tax jurisdictions
    Business is conducted in various countries throughout the world and is subject to tax in numerous jurisdictions. A significant number of tax returns that are filed are subject to audit by various federal, state and local tax authorities. The Company is no longer subject to U.S. federal income tax examinations for years prior to 2016. With few exceptions, state and local income tax examinations are no longer open for years before 2015.

Note 8. Long-Term Debt
A schedule of long-term debt, excluding current portion, at December 31, 2020 and 2019 is as follows:

	December 31, 2020	December 31, 2019
Revolving credit facility - due 2023	215,500	220,500
Convertible senior notes - due 2024	345,000	345,000
Long-term debt including current maturities	$560,500	$565,500
Less unamortized discount	48,702	61,234
Less debt issuance cost	5,514	7,108
Total long-term debt	$506,284	$497,158

As of December 31, 2020, future payments under long-term debt obligations over each of the next five years are as follows:

Long-term debt
2021	$—
2022	—
2023	215,500
2024	345,000
Minimum future payments of principal	$560,500
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
During the year ended December 31, 2020, the conditions allowing holders of the Convertible Senior Notes to convert were not met.
80     VONAGE ANNUAL REPORT 2020

The net carrying amount of the liability component of the Convertible Senior Notes was as follows:

December 31, 2020
Principal	$345,000
Unamortized discount	(48,702)
Unamortized issuance cost	(5,514)
Net carrying amount	$290,784

The net carrying amount of the equity component of the Convertible Senior Notes was as follows:

December 31, 2020
Proceeds allocated to the conversion option (debt discount)	$67,664
Issuance cost	(1,944)
Income tax expense	(15,597)
Net carrying amount	$50,123

The following table sets forth the interest expense recognized related to the Convertible Senior Notes:

	For the years ended December 31,
	2020	2019
Contractual interest expense	$6,038	$3,304
Amortization of debt discount	12,532	6,430
Amortization of debt issuance costs	1,594	865
Total interest expense related to the Convertible Senior Notes	$20,164	$10,599

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
Concurrently with the issuance of the Convertible Senior Notes, the Company’s board of directors approved the repurchase of an aggregate of 852,515, or $10,000 of, shares of the Company’s outstanding common stock in privately negotiated transactions at a price of $11.73 per share, which was equal to the closing price per share of the Company’s common stock on June 11, 2019, the date of the pricing of the offering of the Convertible Senior Notes. The share repurchase was recorded to treasury stock on the Company's consolidated balance sheet and stockholder's equity during the year ended December 31, 2019.

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
81     VONAGE ANNUAL REPORT 2020

2018 Credit Facility Terms
The following description summarizes the material terms of the 2018 Credit Facility:
The loans under the 2018 Credit Facility mature on July 31, 2023. The unused portion of the Company's revolving credit facility incurs a 0.30% per annum commitment fee.
Outstanding amounts under the 2018 Credit Facility, at the Company's option, will bear interest at:
•LIBOR (applicable to one-, two-, three-, six-, or twelve-month periods) plus an applicable margin equal to 2.00% up to 2.75% per annum payable on the last day of each relevant interest period or, if the interest period is longer than three months, each day that is three months after the first day of the interest period, or
•the base rate determined by reference to the highest of (a) the rate of interest last quoted by the Wall Street Journal as the “Prime Rate” in the U.S., (b) the federal funds effective rate from time to time plus 0.50%, and (c) the adjusted LIBO rate applicable to one month interest periods plus 1.00%, plus an applicable margin equal to 1.00% up to 1.75% per annum payable on the last business day of each March, June, September, and December and the maturity date of the 2018 Credit Facility.
In 2020, we made discretionary repayments of $80 million under the 2018 revolving credit facility and borrowed $75 million under the revolving credit facility. In addition, the effective interest rate was 2.94% as of December 31, 2020.
In 2019, we made repayments of $95 million under the 2018 term loan and made discretionary repayments of $348.5 million under the 2018 revolving credit facility, and borrowed $144 million under the revolving credit facility.
As of December 31, 2020, we were in compliance with all covenants, including financial covenants, for the 2018 Credit Facility.
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
    As of December 31, 2019, the fair market value of the swaps was $18, which is included in other assets on our consolidated balance sheet. The following table summarizes the effects of ASC 815 on the Company's accumulated OCI balance attributable to cash flow derivatives:

	Years Ended December 31
	2020	2019
Accumulated OCI beginning balance	$(1,001)	$975
Reclassified from accumulated OCI to income:
Due to reclassification of previously deferred gain	1,051	(531)
Change in fair value of cash flow hedge accounting contracts, net of tax	(50)	(1,445)
Accumulated OCI ending balance, net of tax expense of $— and $4, respectively	$—	$(1,001)
Gains expected to be realized from accumulated OCI during the next 12 months	$—	$531

82     VONAGE ANNUAL REPORT 2020

NOTE 9. Fair Value of Financial Instruments
ASC 820-10 defines fair value as the amount that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820-10 describes the following three levels of inputs that may be used:
•Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
•Level 2: Observable prices that are based on inputs not quoted on active markets but corroborated by market data.
•Level 3: Unobservable inputs when there is little or no market data available, thereby requiring an entity to develop its own assumptions. The fair value hierarchy gives the lowest priority to Level 3 inputs.
Although management believed its valuation methods were appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could have resulted in a different fair value measurement at the reporting date.
As of December 31, 2020, the fair value of the 1.75% Convertible Senior Notes was approximately $373,373. The fair value was determined based on the quoted price for the Convertible Senior Notes in an inactive market on the last trading day of the reporting period and is classified as Level 2 in the fair value hierarchy.

Fair Value of Other Financial Instruments
The carrying amounts of our other financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, approximate fair value and are classified as Level 1 because of their short maturities. We believe the fair value of our 2018 Credit Facility at December 31, 2020 and December 31, 2019 was approximately the same as its carrying amount as as the facility bears interest at a variable rate indexed to current market conditions and is classified as Level 2 within the fair value hierarchy.
As of December 31, 2020, we did not have any other assets or liabilities that are measured and recognized at fair value on a recurring basis.

83     VONAGE ANNUAL REPORT 2020

Note 10. Common Stock
As of December 31, 2020 and December 31, 2019, the Company had 596,950 shares of common stock authorized. For a detailed description of our share-based compensation programs refer to Note 11, Employee Stock Benefit Plans.
The following table reflects the changes in the Company's common stock issued and outstanding:

For the Year Ended
(in thousands)	Issued	Treasury	Outstanding
Balance at December 31, 2017	298,174	(67,235)	230,939
Shares issued under the 2015 Equity Incentive Plan	11,562	—	11,562
Employee taxes paid on withholding shares	—	(2,758)	(2,758)
Balance at December 31, 2018	309,736	(69,993)	239,743
Shares issued under the 2015 Equity Incentive Plan	5,832	—	5,832
Employee taxes paid on withholding shares	—	(2,113)	(2,113)
Assets acquisition	240	—	240
Common stock repurchases	—	(853)	(853)
Balance at December 31, 2019	315,808	(72,959)	242,849
Shares issued under the 2015 Equity Incentive Plan	8,007		8,007
Employee taxes paid on withholding shares		(1,882)	(1,882)
Balance at December 31, 2020	323,815	(74,841)	248,974

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
84     VONAGE ANNUAL REPORT 2020

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
We also issue restricted performance stock units with vesting that is contingent on both TSR compared to members of our peer group and continued service. For the market-based restricted performance stock units issued during the year ended December 31, 2020 and 2019, the payouts at vesting which are linearly interpolated between the percentiles specified below are as follows:

Payout Schedule
Percentile Rank	Payout Percentage
Greater than 80%	200%
50%	100%
30%	50%
Less than 30%	—%
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
The assumptions used to value these market based restricted performance stock units are as follows:

	2020	2019	2018
Risk-free interest rate	0.56%	2.40%	2.38%
Expected stock price volatility	42.21%	39.95%	36.72%
Dividend yield	0.00%	0.00%	0.00%
Expected term (in years)	2.80	2.79	2.79

Our stock incentive plans as of December 31, 2020 are summarized as follows (in thousands):

	Shares Authorized	Shares Available for Grant	Stock Options Outstanding	Non-vested Restricted Stock and Restricted Stock Units
Options assumed from acquisition	2,227	300	108	—
2006 Incentive Plan	71,669	—	593	—
2015 Incentive Plan	42,731	14,094	800	14,623
Total as of December 31, 2020	116,627	14,394	1,501	14,623
85     VONAGE ANNUAL REPORT 2020

2015 Equity Incentive Plan
On June 3, 2015, we adopted our 2015 Equity Incentive Plan which replaced the 2006 Incentive Plan. Shares issued under the plan may be authorized and unissued shares or may be issued shares that we have reacquired. Shares covered by awards that are forfeited, canceled or otherwise expire without having been exercised or settled, or that are settled by cash or other non-share consideration, will become available for issuance pursuant to a new award. Shares that are tendered or withheld to pay the exercise price of an award or to satisfy tax withholding obligations will not be available for issuance pursuant to new awards.  Our 2015 Equity Incentive Plan will terminate on June 3, 2025. At December 31, 2020, there are 14,094 shares available for future grant under the 2015 Equity Incentive Plan.
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
Stock Options
The following table summarizes the activity and changes related to stock options during the year:

	Stock Options Outstanding
	Shares	Weighted Average Exercise Price Per Share
	(in thousands)
Outstanding at December 31, 2019	4,946	$4.01
Stock options exercised	(3,190)	3.41
Stock options canceled	(255)	6.38
Outstanding at December 31, 2020	1,501	$4.90
Vested and expected to vest at December 31, 2020	1,501	$4.90
Exercisable at December 31, 2020	1,498	$4.90
There were no options granted in 2020, 2019, and 2018. The aggregate intrinsic value of exercised stock options for the years ended December 31, 2020, 2019, and 2018 was $26,133, $7,616, and $38,248, respectively.
Restricted Stock and Restricted Stock Units
The following table summarizes the activity and changes related to restricted stock and restricted stock units during the year:

	Restricted Stock and Restricted Stock Units Outstanding
	Units	Weighted Average Grant Date Fair Value Per Unit
	(in thousands)
Non-vested at December 31, 2019	10,389	$10.58
Restricted stock and restricted stock units granted	12,415	8.49
Restricted stock and restricted stock units vested	(4,838)	8.87
Restricted stock and restricted stock units canceled	(3,343)	9.39
Non-vested at December 31, 2020	14,623	$9.65

86     VONAGE ANNUAL REPORT 2020

The weighted average grant date fair market value of restricted stock and restricted stock units granted was $8.49, $11.29, and $10.55 per unit during the year ended December 31, 2020, 2019, and 2018, respectively. The fair value of restricted stock and restricted stock units that vested during the years ended December 31, 2020, 2019, and 2018 was $42,886, $32,872, and $44,812, respectively. The aggregate intrinsic value of restricted stock units outstanding was $188,277 as of December 31, 2020.
Supplemental Information
Total share-based compensation expense recognized for the years ended December 31, 2020, 2019, and 2018 was $45,667, $45,242, and $33,799, respectively, which were recorded to cost of services and general and administrative expense in the consolidated statement of income. As of December 31, 2020, total unamortized share-based compensation was $71,966, accounting for forfeitures when they occur, which is expected to be amortized over the remaining weighted average recognition period of 2.1 years. Compensation costs for all share-based awards are amortized on a straight-line basis over the requisite service period. Our current policy is to issue new shares to settle the exercise of stock options and prospectively, the vesting of restricted stock units.
 Information regarding the options outstanding as of December 31, 2020 is summarized below:

	Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Stock Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Stock Options Vested and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)	(in years)		(in thousands)	(in thousands)	(in years)		(in thousands)
$0.69 to $1.99	125		1.16		125		1.16
$2.00 to $4.00	377		3.05		377		3.05
$4.01 to $7.25	999		6.07		996		6.06
	1,501	2.12	4.90	$11,974	1,498	2.12	4.90	$11,960

Retirement Plan
In March 2001, we established a 401(k) Retirement Plan, or the Retirement Plan, available to employees who meet the plan’s eligibility requirements. Participants may elect to contribute a percentage of their compensation to the Retirement Plan up to a statutory limit. We may make a contribution to the Retirement Plan in the form of a matching contribution. The employer matching contribution is 50% of each employee’s contributions not to exceed $6 in 2020, 2019, and 2018. Our expense related to the Retirement Plan was $9,625, $8,750, and $6,756 in 2020, 2019, and 2018, respectively.

Note 12. Leases

The Company entered into various non-cancelable operating lease arrangements for certain of our existing office and telecommunications co-location space as well as operating leases for certain equipment. The operating leases expire at various times through 2028, some of which provide the Company options to extend the leases for terms up to 5 years beyond the original term. We are committed to pay a portion of the buildings’ operating expenses as required under the arrangements which we will separate as a non-lease component when readily determinable. The Company did not have any finance leases as of December 31, 2020 and 2019.

During the year ended December 31, 2020 and 2019, the Company incurred operating lease expense, excluding lease abandonment, of $10,976 and $14,390, respectively, related to its operating leases. In addition, the Company received sub-lease income of $1,196 and $1,272, respectively, during the year ended December 31, 2020 and 2019. Under ASC 840, the Company had rent expense net of sub-lease income of $22,706 for the years ended December 31, 2018. Additionally, the remaining weighted average lease term for our operating leases was 5.44 years and the weighted average discount rate utilized to measure the Company's operating leases was 4.10% as of December 31, 2020.

87     VONAGE ANNUAL REPORT 2020

Supplemental cash flow related to the Company's operating leases is as follows:

	For the years ended
	December 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities	$15,380	$16,972
Right-of-use assets obtained in exchange for lease obligations	13,023	7,718

Maturities of lease liabilities as of December 31, 2020 were as follows:

For the year ended
December 31, 2020
2021	$13,134
2022	9,645
2023	8,401
2024	4,148
2025	4,248
Thereafter	7,522
Total lease payments	47,098
Less imputed interest	(4,525)
Total	$42,573

During the first quarter of 2020, the Company amended one of its office leases to remove a renewal period of 5 years beyond the initial lease term.  In the Company's adoption of ASC 842, the Company had included the available renewal term within the transition asset and liability as the renewal was highly probable at the time of adoption.  As a result, the Company's operating lease liability was reduced by $15,825 with a corresponding reduction in the Company's operating lease right-of-use assets as of March 31, 2020. During the third and fourth quarters of 2020, the Company abandoned a few of its office leases and as such, the Company reduced its operating lease right-of-use asset by $9,503 as of December 31, 2020 by accelerating the amortization of the right-of-use asset through the cease use date which is included in general and administrative expense.

Note 13.    Property and Equipment

	December 31, 2020	December 31, 2019
Network equipment and computer hardware	$74,149	$88,360
Leasehold improvements	37,752	37,522
Customer premise equipment	34,009	28,022
Furniture	3,472	4,113
	149,382	158,017
Less accumulated depreciation	(117,761)	(109,646)
Property and equipment	$31,621	$48,371

88     VONAGE ANNUAL REPORT 2020

Note 14.    Accrued Liabilities

	December 31, 2020	December 31, 2019
Compensation and benefits, related taxes and temporary labor	$43,580	$40,101
Marketing	15,319	15,294
Taxes and fees	25,977	22,922
Telecommunications	52,975	40,498
Severance	3,594	—
Interest	847	873
Customer credits	4,738	2,772
Professional fees	1,953	4,482
Inventory	659	871
Other accruals	8,438	9,776
	$158,080	$137,589
During the third quarter of September 30, 2020, the Company initiated a business-wide optimization and alignment project to focus the Company's resources and drive stronger operational execution, which includes the previously announced Consumer evaluation. In connection with this project, the Company initiated a reduction in workforce incurring accrued severance costs of $9,410 related to employee exits as well as abandoning a portion of its office leases as further described in Note 12, Leases which together resulted in total restructuring expense included in general and administrative expense during the year ended December 31, 2020 of $18,913.

Note 15. Commitments and Contingencies

Commitments
Stand-by Letters of Credit
We have stand-by letters of credit totaling $1,502 and $1,528, as of December 31, 2020 and 2019, respectively.
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
Vendor Commitments
    We have several commitments primarily commitments to vendors who will provide license patents to us, provide web hosting service, provide electricity to our office, provide cloud-based data warehousing, provide software maintenance service, and provide insurance to us. In certain cases, we may terminate these arrangements early upon payment of specified fees. These commitments total $59,525 as of December 31, 2020. Of this total amount, we expect to purchase $32,539 in 2021, $23,441 in 2022, and $3,545 in 2023, respectively. These amounts do not represent our entire anticipated purchases in the future, but represent only those items for which we are contractually committed. We also purchase products and services as needed with no firm commitment. For this reason, the amounts presented do not provide a reliable indicator of our expected future cash outflows or changes in our expected cash position.

89     VONAGE ANNUAL REPORT 2020

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
State and Municipal Taxes

In accordance with generally accepted accounting principles, we make a provision for a liability for taxes when it is both probable that a liability has been incurred and the amount of the liability or range of liability can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. From time to time, we have received inquiries from a number of states and local taxing agencies with respect to the remittance of sales, use, telecommunications, and excise taxes. Several jurisdictions are currently conducting tax audits of the Company's records. While the Company collects or has accrued for taxes that it believes are required to be remitted, it has reviewed its positions in those various jurisdictions as well as other regulatory fees and has established appropriate reserves. As such, we have a reserve of $8,560 as of December 31, 2020 as our best estimate of the potential tax exposure for any retroactive assessment.

90     VONAGE ANNUAL REPORT 2020

Note 16. Industry Segment and Geographic Information
ASC 280, Segment Reporting, establishes reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers.  Under ASC 280, the method for determining what information to report is based upon the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. Our chief operating decision-maker reviews revenue and Adjusted EBITDA for each of our reportable segments. Beginning as of December 31, 2020, the Company now includes Adjusted EBITDA as this is the measure management uses to evaluate the profitability of our operating segments. The items excluded from Adjusted EBITDA are not separately evaluated for each reportable segment. The Company has recast data from prior years to reflect the change how the Company evaluates the profitability of its reportable segments to conform to the current year presentation.
Beginning the quarter ended September 30, 2020, the Company began referring to the VCP segment which had previously been referred to as the Business segment. In addition, with the exception of goodwill and intangible assets, we do not identify or allocate our assets by the reportable segments as this information is not utilized by management to allocate resources or capital.
Vonage Communications Platform
The Vonage Communications Platform is our single enterprise cloud communications platform, offering our wide range of enterprise communications services and solutions including APIs, Unified Communications, and Contact Center Communications The Vonage Communications Platform brings unique value to businesses by providing multiple communications channels - video, voice, messaging, email and verification - that integrate into applications, products and workflows. This delivers both the power and the flexibility our customers need to disrupt their industries, and enables the type of business continuity, remote work, and remote delivery of services that are now essential for companies to work and serve customers from anywhere. Vonage products and services enable our business customers to fundamentally change how they engage with their customers and team members. We have a robust set of solutions and services that meet the needs of businesses of all sizes, from micro, to SMB through mid-market and enterprise. We provide customers with multiple deployment options designed to provide the reliability and quality of service they demand. Vonage solutions also integrate with today's leading business applications, CRM and productivity tools,, including Google’s G Suite, Zendesk, Salesforce’s Sales and Service Clouds, Microsoft Dynamics, ServiceNow, Oracle, and Clio among others, to drive internal communications and collaboration among team members and external engagement with customers
Consumer
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

91     VONAGE ANNUAL REPORT 2020

Information about our segment results for the years ended December 31, 2020, 2019, and 2018 were as follows:

	Service Revenue		Revenue	Adjusted EBITDA	Depreciation and Amortization
Year ended December 31, 2020
Vonage Communications Platform	$856,492		$915,057	$(56,968)	$85,210
Consumer	292,003		332,877	227,152	3,707
Total Vonage	$1,148,495		$1,247,934	$170,184	$88,917
		—
Year ended December 31, 2019
Vonage Communications Platform	$719,514		$803,880	$(103,266)	$80,197
Consumer	340,462		385,466	261,362	6,059
Total Vonage	$1,059,976		$1,189,346	$158,096	$86,256

Year ended December 31, 2018
Vonage Communications Platform	$526,707		$608,144	$(114,555)	$62,330
Consumer	394,389		440,638	292,291	8,650
Total Vonage	$921,096		$1,048,782	$177,736	$70,980

The Company uses Adjusted EBITDA as the measure of profit or loss for the evaluation of performance and allocation of resources of our operating segments. Adjusted EBITDA is defined as net income or net loss attributable to Vonage before income tax expense or benefit, interest expense, depreciation and amortization, stock-based expense, amortization of costs to implement cloud computing arrangements, acquisition related transaction and integration costs, organizational transformation costs, restructuring activities, and other non-recurring items. Organizational transformation includes employee related exits including CEO succession, system change management, facility exit costs, and rebranding. Restructuring activities relate to the Company's business-wide optimization and alignment project initiated in 2020 which included employee related exits and further facility exit costs executed upon as part of the overall project. Other non-recurring items principally include certain litigation charges and other non-recurring project costs. This is also consistent with the measure used under our bank credit assessment. Our reconciliation of the aggregate amount of Adjusted EBITDA for our reportable segments to consolidated income before taxes is presented below:

	Years Ended December 31,
	2020	2019	2018
Adjusted EBITDA	$170,184	$158,096	$177,736
Interest expense	(32,160)	(32,821)	(15,068)
Depreciation and amortization	(88,917)	(86,256)	(70,980)
Amortization of costs to implement cloud computing arrangements	(2,885)	(1,362)	—
Share-based expense	(45,667)	(45,242)	(33,020)
Acquisition related transactions and integration costs	—	(701)	(14,645)
Acquisition related consideration accounted for as compensation	—	—	(1,425)
Organizational transformation	(5,119)	(14,533)	(4,331)
Restructuring activities	(18,913)	—	—
Other non-recurring items	(8,518)	(3,289)	(1,742)
(Loss) Income before taxes	$(31,995)	$(26,108)	$36,525

92     VONAGE ANNUAL REPORT 2020

Information about our operations by geographic location is as follows:

	December 31, 2020	December 31, 2019
Long-lived assets:
United States	$646,072	$640,277
United Kingdom	293,457	299,660
Israel	1,325	1,609
	$940,854	$941,546

Note 17. Cash Flow Information

Detail of supplemental disclosures for cash flow and non-cash investing and financing information was as follows:

	For the years ended December 31,
	2020	2019	2018
Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$15,928	$23,006	$14,278
Income taxes	2,298	4,365	6,644
Non-cash investing and financing activities:
Acquisition of long-term assets included in accounts payable and accrued expenses	$3,082	$1,326	$1,036
Stock-based compensation expense capitalized in internally developed software costs	4,136	—	—
Issuance of shares for asset acquisition	—	3,000	—

93     VONAGE ANNUAL REPORT 2020

Note 18. Quarterly Financial Information (Unaudited)
Refer to Note 4, Acquisition and Dispositions for a description of the effect of unusual or infrequently occurring events during the quarterly periods. Summarized unaudited quarterly financial data is as follows:

	March 31,	June 30,	September 30,	December 31,
Year Ended 2020
Revenue	$297,457	$310,533	$316,649	$323,295
Income (Loss) from operations	3,848	2,422	(10,589)	4,170
Net loss	(3,755)	(8,430)	(10,062)	(13,965)
Loss per common share:
Basic loss per share
Basic loss per share	$(0.02)	$(0.03)	$(0.04)	$(0.06)
Diluted loss per share
Diluted loss per share	$(0.02)	$(0.03)	$(0.04)	$(0.06)

Year Ended 2019
Revenue	$279,541	$297,584	$302,534	$309,687
(Loss) Income from operations	(2,592)	(167)	5,547	3,975
Net (loss) income	(534)	4,524	(21,097)	(2,375)
Earnings (loss) per common share:
Basic earnings (loss) per share
Basic earnings (loss) per share	$—	$0.02	$(0.09)	$(0.01)
Diluted earnings (loss) per share
Diluted earnings (loss) per share	$—	$0.02	$(0.09)	$(0.01)

94     VONAGE ANNUAL REPORT 2020

Schedule II. Valuation and Qualifying Accounts

	Balance at Beginning of Period		Charged to Costs and Expenses		Balance at End of Period
		Deductions(1)
Allowance for Doubtful Accounts:
Year ended December 31, 2020	$5,494	$(2,300)	$5,684		$8,878
Year ended December 31, 2019	3,542	(325)	2,277		5,494
Year ended December 31, 2018	2,258	(489)	1,773		3,542
Valuation Allowance for Deferred Taxes:
Year ended December 31, 2020	$19,978	$—	$4,860	(2)	$24,838
Year ended December 31, 2019	23,815	—	(3,837)	(2)	19,978
Year ended December 31, 2018	22,390	—	1,425	(2)	23,815

(1)Represents principally net amounts charged as uncollectible.
(2)Amounts charged (credited) to expense represent change in valuation allowance.
95     VONAGE ANNUAL REPORT 2020

Exhibit Number	Description of Exhibit [To be updated]
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

4.4	Form of 1.75% Convertible Senior Notes due 2024 (included in Exhibit 4.1) (Incorporated by reference to Vonage Holdings Corp.'s Current Report on Form 8-K (File No. 001-32887) filed on June 14, 2019).
4.5	Description of Securities (Incorporated by reference to Vonage Holdings Corp.'s Annual Report on Form 10-K (File No. 001-32887) filed on February 20, 2020.
10.1	Nexmo Inc. 2011 Stock Plan (Incorporated by reference to Vonage Holding Corp.’s Registration Statement on Form S-8 (File No. 001-32887) filed on June 29, 2016).*
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
10.18
Form of Indemnification Agreement between Vonage Holdings Corp. and its directors and certain officers (Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on November 14, 2007).*

96     VONAGE ANNUAL REPORT 2020

10.19
Employment Agreement dated as of October 6, 2014 by and between Vonage Holdings Corp. and Alan Masarek (Incorporated by reference to Vonage Holding Corp.’s Annual Report on Form 10-K (File No. 001-32887) filed on February 13, 2015).*

10.20
First Amendment to Employment Agreement by and between Vonage Holdings Corp. and Alan Masarek (Incorporated by reference to Vonage Holding Corp.’s Annual Report on Form 10-K (File No. 001-32887) filed on February 12, 2016).*

10.21
Notice of Termination, dated as of June 30, 2020, by and between Vonage Holdings Corp. and Alan Masarek (Incorporated by reference to Vonage Holdings Corp.'s Current Report on Form 8-K (File No. 001-32887) filed on July 2, 2020).*

10.22
General Release, dated as of June 30, 2020, by and between Vonage Holdings Corp. and Alan Masarek (Incorporated by reference to Vonage Holdings Corp.'s Current Report on Form 8-K (File No. 001-32887) filed on July 2, 2020).*

10.23
Second Amended and Restated Credit Agreement, dated July 31, 2018, by and among Vonage America Inc., Vonage Holdings Corp., JPMorgan Chase Bank, N.A., as Administrative Agent, Citizens Bank, N.A. and Bank of America, N.A. as Syndication Agent, and the Lenders party thereto (Incorporated by reference to Vonage Holdings Corp.'s Current Report on Form 8-K (File No. 001-32887) filed on August 2, 2018).

10.24	Form of Irrevocable Undertaking (Director) (Incorporated by reference to Vonage Holdings Corp.'s Current Report on Form 8-K (File No. 001-32887) filed on September 20, 2018).
10.25	Form of Irrevocable Undertaking (Officer) (Incorporated by reference to Vonage Holdings Corp.'s Current Report on Form 8-K (File No. 001-32887) filed on September 20, 2018).
10.26
Implementation and Management Warranty Deed, dated September 20, 2018, among each Warrantor provided therein, NVM Limited and Vonage Holdings Corp. (Incorporated by reference to Vonage Holdings Corp.'s Current Report on Form 8-K (File No. 001-32887) filed on September 20, 2018).

10.27
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

10.30
Renewal Agreement, dated February 26, 2020, among Vonage Holdings Corp., Legion Partners Asset Management LLC, and each of the signatories thereto (Incorporated by reference to Vonage Holdings Corp.'s Current Report on Form 8-K (File No. 001-32887) filed on February 27, 2020).

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

10.33
Capped Call Confirmation, dated as of June 11, 2019, by and between the Company and Deutsche Bank AG, London Branch (Incorporated by reference to Vonage Holdings Corp.'s Current Report on Form 8-K (File No. 001-32887) filed on June 14, 2019).

10.34	Amended and restated 2015 Equity Incentive Plan* (Incorporated by reference to Vonage Holding Corp.’s Annual Report on Form 10-Q (File No. 001-32887) filed on August 6, 2019).
10.35
Amended and restated 2015 Equity Incentive Plan - Restricted Stock Unit Agreement* (Incorporated by reference to Vonage Holding Corp.’s Annual Report on Form 10-Q (File No. 001-32887) filed on August 6, 2019).

10.36
Employment Agreement, dated as of June 5, 2020, by and between Vonage Holdings Corp. and Rory Read (Incorporated by reference to Vonage Holdings Corp.'s Current Report on Form 8-K (File No. 001-32887) filed on June 8, 2020).*

10.37
Fixed Term Employment Contract, by and between Vonage Holdings Corp. and Tim Shaughnessy, dated August 17, 2020 (Incorporated by reference to Vonage Holdings Corp.'s Current Report on Form 8-K (File No. 001-32887) filed on August 18, 2020).*

10.38
Amendment No. 1 to Fixed Term Employment Contract, by and between Vonage Holdings Corp. and Tim Shaughnessy, dated December 31, 2020 (Incorporated by reference to Vonage Holdings Corp.'s Current Report on Form 8-K (File No. 001-32887) filed on January 7, 2021).*

10.39
Employment Agreement, dated as of January 14, 2021, by and between Vonage Holdings Corp. and Stephen Lasher (Incorporated by reference to Vonage Holdings Corp.'s Current Report on Form 8-K (File No. 001-32887) filed on January 28, 2021).*

21.1	List of Subsidiaries of Vonage Holdings Corp. (Filed herewith).
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm (Filed herewith).
31.1	Certification of our Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
31.2	Certification of our Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
31.3	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.1	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
97     VONAGE ANNUAL REPORT 2020

101	The following financial information from Vonage Holdings Corp.'s Annual Report on Form 10-K for the year ended December 31, 2020 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders Equity, and (vi) Notes to the Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Management contract or compensatory plan or arrangement.

ITEM 16. Form 10-K Summary

None.

98     VONAGE ANNUAL REPORT 2020

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Holmdel, State of New Jersey, on February 19, 2021.

VONAGE HOLDINGS CORP.
Dated:	February 19, 2021	By:	/s/ TIM SHAUGHNESSY
Tim Shaughnessy Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)
Dated:	February 19, 2021	By:	/s/ STEPHEN LASHER
Stephen Lasher Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature	Title	Date
/s/ RORY READ	Director, Chief Executive Officer	February 19, 2021
Rory Read	(principal executive officer)

/s/ TIM SHAUGHNESSY	Chief Financial Officer	February 19, 2021
Tim Shaughnessy	(principal financial officer)

/s/ STEPHEN LASHER	Chief Financial Officer	February 19, 2021
Stephen Lasher	(principal financial officer)

/S/ DAVID LEVI	Senior Vice President and Controller	February 19, 2021
David Levi	(principal accounting officer)

/S/ JEFFREY A. CITRON	Director, Chairman	February 19, 2021
Jeffrey A. Citron

/S/ HAMID AKHAVAN	Director	February 19, 2021
Hamid Akhavan

/S/ STEPHEN FISHER	Director	February 19, 2021
Stephen Fisher

/S/ JAN HAUSER	Director	February 19, 2021
Jan Hauser

/S/ PRISCILLA HUNG	Director	February 19, 2021
Priscilla Hung

/S/ CAROLYN KATZ	Director	February 19, 2021
Carolyn Katz

/S/ MICHAEL MCCONNELL	Director	February 19, 2021
Michael McConnell

/S/ JOHN J. ROBERTS	Director	February 19, 2021
John J. Roberts

/S/ GARY STEELE	Director	February 19, 2021
Gary Steele

/S/ TIEN TZUO	Director	February 19, 2021
Tien Tzuo
99     VONAGE ANNUAL REPORT 2020