Form 10-Q
period 2021-03-31
VONAGE HOLDINGS CORP
filed 2021-05-06
CIK 1272830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	April 30, 2021
Common Stock, par value $0.001	251,388,823	shares

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

PART 1 - FINANCIAL INFORMATION
ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES
VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31, 2021	December 31, 2020
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$51,623	$43,078
Accounts receivable, net of allowance of $8,094 and $8,878, respectively	111,584	116,304
Deferred customer acquisition costs, current portion	19,490	18,161
Prepaid expenses	37,133	32,131
Other current assets	3,615	6,230
Total current assets	223,445	215,904
Property and equipment, net of accumulated depreciation of $119,646 and $117,761, respectively	29,848	31,621
Operating lease right-of-use assets	35,745	29,330
Goodwill	620,585	624,328
Software, net of accumulated amortization of $116,855 and $111,642, respectively	88,827	80,638
Deferred customer acquisition costs	68,609	67,529
Restricted cash	2,213	1,919
Intangible assets, net of accumulated amortization of $283,659 and $275,346, respectively	192,113	204,267
Deferred tax assets	106,594	106,374
Other assets	34,762	33,926
Total assets	$1,402,741	$1,395,836
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$31,324	$17,464
Accrued expenses	154,706	158,080
Deferred revenue, current portion	60,030	65,506
Operating lease liabilities, current portion	10,562	11,554
Total current liabilities	256,622	252,604
Indebtedness under revolving credit facility	210,500	215,500
Convertible senior notes, net	294,444	290,784
Operating lease liabilities	38,349	31,019
Other liabilities	3,561	3,155
Total liabilities	803,476	793,062
Commitments and Contingencies (Note 9)
Stockholders’ Equity:
Common stock, par value 0.001 per share; 596,950 shares authorized at March 31, 2021, and December 31, 2020	327	324
Additional paid-in capital	1,571,025	1,554,574
Accumulated deficit	(667,597)	(667,221)
Treasury stock, at cost	(337,532)	(320,891)
Accumulated other comprehensive income	33,042	35,988
Total stockholders’ equity	599,265	602,774
Total liabilities and stockholders’ equity	$1,402,741	$1,395,836
See accompanying notes to condensed consolidated financial statements.

VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020

Revenues:
Service, access and product revenues	$314,793	$283,077
USF revenues	18,107	14,380
Total revenues	332,900	297,457

Operating Expenses:
Service, access and product cost of revenues (excluding depreciation and amortization)	138,680	113,038
USF cost of revenues	18,107	14,380
Sales and marketing	81,474	85,621
Engineering and development	20,360	19,203
General and administrative	44,933	40,882
Depreciation and amortization	20,417	20,485
Total operating expenses	323,971	293,609
Income from operations	8,929	3,848
Other Income (Expense):
Interest expense	(7,298)	(8,082)
Other income (expense), net	174	229
Total other expense, net	(7,124)	(7,853)
Income (Loss) before income tax benefit	1,805	(4,005)
Income tax (expense) benefit	(2,181)	250
Net loss	$(376)	$(3,755)

Loss per common share:
Basic and diluted	$—	$(0.02)
Weighted-average common shares outstanding:
Basic and diluted	249,638	243,627

See accompanying notes to condensed consolidated financial statements.

VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020

Net loss	$(376)	$(3,755)
Other comprehensive loss:
Foreign currency translation adjustment, net of tax expense (benefit) of $1,293 and $(470), respectively	(2,946)	(23,627)
Unrealized loss on derivatives, net of tax benefit of $— and $(50), respectively	—	(418)
Total other comprehensive loss	(2,946)	(24,045)
Comprehensive loss	$(3,322)	$(27,800)

See accompanying notes to condensed consolidated financial statements.

VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(376)	$(3,755)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,614	6,331
Amortization of intangibles	10,803	14,154
Deferred income taxes	999	1,468
Amortization of deferred customer acquisition costs	4,762	3,661
Allowances for doubtful accounts	964	1,448
Amortization of financing costs and debt discount	3,863	3,656
(Gain) Loss on disposal of property and equipment	(7)	741
Share-based expense	14,566	11,116
Changes in derivatives	—	(133)
Changes in operating assets and liabilities:
Accounts receivable	737	2,361
Prepaid expenses and other current assets	(2,305)	(5,387)
Deferred customer acquisition costs	(7,187)	(9,042)
Accounts payable and accrued expenses	16,416	(25,459)
Deferred revenue	(4,821)	2,934
Other assets - deferred cloud computing implementation costs	(1,017)	(669)
Other assets and liabilities	307	(922)
Net cash provided by operating activities	47,318	2,503
Cash flows used in investing activities:
Capital expenditures	(2,553)	(2,887)
Purchase of intangible assets	(62)	(75)
Acquisition and development of software assets	(13,865)	(10,273)
Net cash used in investing activities	(16,480)	(13,235)
Cash flows provided by (used in) financing activities:
Payments for short and long-term debt	(5,000)	—
Proceeds from issuance of long-term debt	—	45,000
Employee taxes paid on withholding shares	(16,641)	(12,656)
Proceeds from exercise of stock options	622	155
Net cash (used in) provided by financing activities	(21,019)	32,499
Effect of exchange rate changes on cash	(980)	(2,290)
Net increase in cash, cash equivalents, and restricted cash	8,839	19,477
Cash, cash equivalents, and restricted cash, beginning of period	44,997	25,635
Cash, cash equivalents, and restricted cash, end of period	$53,836	$45,112
Supplemental disclosures of cash flow information:
Cash paid (received) during the periods for:
Interest	$1,863	$2,866
Income taxes	$(3,965)	$1,249
Non-cash investing activities:
Acquisition of long-term assets included in accounts payable and accrued expenses	$1,302	$2,119
Share-based compensation capitalized in internally developed software costs	$1,266	$928

See accompanying notes to condensed consolidated financial statements.

VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2019	$316	$1,494,469	$(631,009)	$(306,043)	$9,329	$567,062
Stock option exercises	4	151				155
Share-based expense		12,044				12,044
Employee taxes paid on withholding shares				(12,748)		(12,748)
Foreign currency translation adjustment					(23,627)	(23,627)
Unrealized gain on derivatives					(418)	(418)
Net loss			(3,755)			(3,755)
Balance at March 31, 2020	$320	$1,506,664	$(634,764)	$(318,791)	$(14,716)	$538,713

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2020	$324	$1,554,574	$(667,221)	$(320,891)	$35,988	$602,774
Stock option exercises	3	619				622
Share-based expense		15,832				15,832
Employee taxes paid on withholding shares				(16,641)		(16,641)
Foreign currency translation adjustment					(2,946)	(2,946)
Net loss			(376)			(376)
Balance at March 31, 2021	$327	$1,571,025	$(667,597)	$(337,532)	$33,042	$599,265

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
Our strategic business is the Vonage Communications Platform which delivers a single leading cloud communications platform that powers our customers' and partners' global engagement solutions using our APIs, Unified Communications, and Contact Center innovations. The Vonage Communications Platform brings unique value to businesses by providing multiple communications channels - including video, voice, messaging, email, verification, and artificial intelligence - that integrate into the applications, products and workflows that our customers are already using. We believe this delivers both the power and the flexibility to our customers to address the growing need to transform their communications, connections and experiences for customers and enables the type of business continuity, remote work, and remote delivery of services that are now essential for team members.
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
Customers in the United States represented 66% and 69% of our consolidated revenues for the three months ended March 31, 2021 and 2020, respectively, with the balance in Canada, the United Kingdom, China, Singapore, Netherlands, and other countries around the world.
Unaudited Interim Financial Information
The accompanying unaudited interim condensed consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the SEC's regulations for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the Company's financial position, results of operations, comprehensive income, cash flows, and stockholders’ equity for the periods presented. The results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year.
These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on February 19, 2021.
Use of Estimates
Our condensed consolidated financial statements and notes thereof are prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates, including uncertainty in the economic environment due to the ongoing outbreak of the novel coronavirus COVID-19.

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
Note 2.    Summary of Significant Accounting Policies
This footnote should be read in conjunction with the complete description of our significant accounting policies under Note 2, Summary of Significant Accounting Policies to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.
Service, Access, and Product Cost of Revenues
Service, access, and product cost of revenues excludes depreciation and amortization expense of $13,647 and $9,609 for the three months ended March 31, 2021 and 2020, respectively. In addition, costs of goods sold included service, access, and product cost of revenues during the three months ended March 31, 2021 and 2020 were $2,579 and $3,676, respectively.
Sales and Marketing Expenses
We incurred advertising costs, which are included in sales and marketing of $9,657 and $9,460 for the three months ended March 31, 2021 and 2019, respectively.
Fair Value of Financial Instruments
Certain of the Company's other financial instruments, which include cash and cash equivalents, restricted cash, accounts receivable and accounts payable, approximate fair value due to their short-term nature and as such are classified as Level 1. We believe the fair value of our 2018 Credit Facility at March 31, 2021 and December 31, 2020 was approximately the same as its carrying amount as the facility bears interest at a variable rate indexed to current market conditions and is classified as Level 2 within the fair value hierarchy.
As of March 31, 2021 and December 31, 2020, the fair value of the 1.75% convertible senior notes due 2024 (the “Convertible Senior Notes”) was approximately $361,156 and $373,373, respectively. The fair value was determined based on the quoted price for the Convertible Senior Notes in an inactive market on the last trading day of the reporting period and is classified as Level 2 in the fair value hierarchy.

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
Supplemental Balance Sheet Information
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to amounts included in the consolidated statements of cash flows:

	As of March 31,		As of December 31,
	2021	2020	2020	2019
Cash and cash equivalents	$51,623	$43,073	$43,078	$23,620
Restricted cash	2,213	2,039	1,919	2,015
Total cash, cash equivalents and restricted cash	$53,836	$45,112	$44,997	$25,635

The following tables provides supplemental information of intangible assets and accrued expenses within the consolidated balance sheets:

Intangible assets, net

	March 31, 2021			December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$281,019	$(153,678)	$127,341	$284,692	$(150,094)	$134,598
Developed technology	173,416	(109,239)	64,177	173,572	(104,468)	69,104
Patents and patent licenses	20,896	(20,301)	595	20,849	(20,284)	565
Trade names	441	(441)	—	500	(500)	—
Total intangible assets	$475,772	$(283,659)	$192,113	$479,613	$(275,346)	$204,267

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Accrued expenses

	March 31, 2021	December 31, 2020
Compensation and related taxes and temporary labor	$31,118	$43,580
Marketing	19,849	15,319
Taxes and fees	31,669	25,977
Telecommunications	48,572	52,975
Severance	1,674	3,594
Interest	2,408	847
Customer credits	3,393	4,738
Professional fees	2,754	1,953
Inventory	907	659
Other accruals	12,362	8,438
Accrued expenses	$154,706	$158,080
In the second half of 2020, the Company initiated a business-wide optimization and alignment project to focus the Company's resources and drive stronger operational execution. In connection with this project, the Company incurred accrued severance costs of $1,294 during the three months ended March 31, 2021, related to further employee exits, which was included in general and administrative expense.
Goodwill
The Company's goodwill is derived primarily from the acquisitions of Vocalocity, Telesphere, iCore, Simple Signal, Nexmo, TokBox, and NewVoiceMedia which are included in the Company's Vonage Communications Platform segment. The following table provides a summary of the changes in the carrying amounts of goodwill:

Balance at December 31, 2020	$624,328
Foreign currency translation adjustment	(3,743)
Balance at March 31, 2021	$620,585
Recent Accounting Pronouncements
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

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 3.  Revenue Recognition
The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers which is further described in Note 2, Summary of Significant Accounting Policies and Note 3, Revenue Recognition to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020.
Disaggregation of Revenue
The following tables detail our revenue from customers disaggregated by primary geographical market and source of revenue. The tables also include a reconciliation of the disaggregated revenue for our Vonage Communications Platform, or VCP, and Consumer segments.

	Three Months Ended			Three Months Ended
	March 31, 2021			March 31, 2020
	VCP	Consumer	Total	VCP	Consumer	Total
Primary geographical markets
Americas	$150,072	$74,932	$225,004	$129,379	$84,573	$213,952
EMEA	62,835	2,514	65,349	49,217	2,631	51,848
APAC	42,547	—	42,547	31,657	—	31,657
	$255,454	$77,446	$332,900	$210,253	$87,204	$297,457
Major Sources of Revenue
Service revenues	$240,442	$65,697	$306,139	$195,649	$77,243	$272,892
Access and product revenues	8,598	56	8,654	10,122	63	10,185
USF revenues	6,414	11,693	18,107	4,482	9,898	14,380
	$255,454	$77,446	$332,900	$210,253	$87,204	$297,457

In addition, the Company recognizes service revenues from its customers through subscription services provided or through usage or pay-per-use type arrangements. During the three months ended March 31, 2021, the Company recognized $150,453 related to subscription services, $133,652 related to usage, and $48,795 related to other revenues such as USF, other regulatory fees, and credits. During the three months ended March 31, 2020, the Company recognized $156,455 related to subscription services, $93,047 related to usage, and $47,955 related to other revenues such as USF, other regulatory fees, and credits.
Contract Assets and Liabilities
The following table provides information about receivables and contract liabilities from contracts with customers:

	March 31, 2021	December 31, 2020
Receivables (1)	$111,584	$116,304
Contract liabilities (2)	60,030	65,506
(1) Amounts included in accounts receivables on our condensed consolidated balance sheets.
(2) Amounts included in deferred revenues on our condensed consolidated balance sheet.
Our deferred revenue represents the advance consideration received from customers for subscription services and is predominantly recognized over the following month as transfer of control occurs. During the three months ended March 31, 2021 and March 31, 2020, the Company recognized revenue of $106,037 and $108,875, respectively, related to its contract liabilities. We expect to recognize $60,030 into revenue over the next twelve months related to our deferred revenue as of March 31, 2021.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Remaining Performance Obligation
Transaction price allocated to the remaining performance obligation represents contracted revenue that has not yet been recognized. The typical subscription term may range from 1 month to 3 years. Contracted revenue as of March 31, 2021 that has not yet been recognized was approximately $0.4 billion. This excludes contracts with an original expected length of less than one year. The Company expects to recognize the majority of its remaining performance obligation over the next 18 months.
Contract Acquisition Costs
We have various commission programs for internal sales personnel and channel partners that are incremental to the acquisition of customer contracts. These costs are recorded as deferred contract acquisition costs on the consolidated balance sheets which eligible employees and third parties may earn a commission on sales of services and products to customers. We expect that these commission fees are recoverable and, therefore, we have capitalized $88,099 and $85,690 as contract costs, net of accumulated amortization, as of March 31, 2021 and December 31, 2020, respectively, included within deferred customer acquisitions costs, current portion and deferred customer acquisition costs on our condensed consolidated balance sheets. Capitalized commission fees are amortized to sales and marketing expense over estimated customer life, which is 7 years for Vonage Communications Platform customers. The amounts amortized to sales and marketing expense were $4,762 and $3,661, respectively, for the three months ended March 31, 2021 and March 31, 2020, respectively. There were no impairment losses recognized in relation to the costs capitalized during the three months ended March 31, 2021 and 2020. In addition, the Company expenses sales commissions for commission plans related to customer arrangements deemed less than a year and for residuals and renewals.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 4.    Earnings Per Share
The following table sets forth the computation for basic and diluted loss per share for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020
Numerator
Net loss	$(376)	$(3,755)
Denominator
Weighted average common shares outstanding for basic and diluted net loss per share	249,638	243,627
Basic and diluted loss per share
Basic and diluted loss per share	$—	$(0.02)

For the three months ended March 31, 2021 and 2020, the following were excluded from the calculation of diluted loss per common share because of their anti-dilutive effects:

	Three Months Ended
	March 31,
	2021	2020
Restricted stock units	15,795	13,894
Stock options	1,387	4,878
	17,182	18,772

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

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 5. Income Taxes

The income tax consisted of the following:

	Three Months Ended
	March 31,
	2021	2020
Income (loss) before income taxes	$1,805	$(4,005)
Income tax (expense) benefit	(2,181)	250
Effective tax rate	120.8%	6.2%

Generally, provisions for income taxes during interim reporting periods apply an estimate of the annual effective tax rate for the full year. The provision for income taxes will vary with levels of pre-tax income (loss) and non-deductible expenses, NOL valuation allowances and other permanent non-deductible charges which can cause the rate to fluctuate from quarter to quarter. An alternative approach may be recorded under a discrete method which applies actual adjustments for the period including specific permanent adjustments and geographic distribution of our pre-tax income (loss). The discrete method was determined to be the appropriate method for calculating the interim tax provision as using the estimated annual effective tax rate method would have produced an unreliable rate stemming from a marginal loss and large permanent adjustments.
For the three months ended March 31, 2021, our effective tax rate was different than the statutory rate primarily due to an increase in permanent items related to limitations on executive compensation, the inclusion of foreign income in the U.S. due to foreign disregarded entities, and limitation on foreign losses.
For the three months ended March 31, 2020, our effective tax rate was different than the statutory rate primarily due to the recognition of discrete period tax benefit of $2,115, which was recognized related to excess tax benefits on equity compensation. In addition, the Company’s actual effective tax rate for the current year has reduced the expected annual benefit as a result of permanent adjustments related to limitations on executive compensation deductibility and inclusion of income in the U.S. due to foreign disregarded entities.
Uncertain Tax Positions
The Company had uncertain tax benefits of $1,001 and $632 as of March 31, 2021 and December 31, 2020, respectively. The Company recognizes interest and penalties related to uncertain tax benefits in income tax expense. The Company incurred interest expense or penalties of $2 and $0, respectively, during the three months ended March 31, 2021 and March 31, 2020. The following table reconciles the total amounts of uncertain tax benefits:

	March 31, 2021	December 31, 2020
Balance as of January 1	$632	$914
Increase due to current year positions	375	114
Increase due to prior year positions	4	—
Decrease due to settlements and payments	—	(173)
Decrease due to lapse of applicable statute of limitations	—	(238)
(Decrease) increase due to foreign currency fluctuation	(10)	15
Uncertain tax benefits as of the end of the period	$1,001	$632
Net Operating Loss Carry Forwards
As of March 31, 2021, the Company has U.S. Federal and state NOL carryforwards of $410,731 and $207,769, respectively, which expire at various times through 2037. We have Non-US NOLs of $159,152 primarily related to the United Kingdom which has no expiration date.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 6.    Long-Term Debt
This footnote should be read in conjunction with the complete description of our financing arrangements under Note 8, Long-Term Debt, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.
The following table summarizes the Company's long-term debt as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Revolving credit facility - due 2023	210,500	215,500
Convertible senior notes - due 2024	345,000	345,000
Long-term debt including current maturities	555,500	560,500
Less unamortized discount	45,441	48,702
Less debt issuance costs	5,115	5,514
Total long-term debt	$504,944	$506,284
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
Prior to December 1, 2023, the notes will be convertible only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. We will satisfy any conversion election by paying or delivering, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock. During the three months ended March 31, 2021, the conditions allowing holders of the Convertible Senior Notes to convert were not met.
The net carrying amount of the liability component of the Convertible Senior Notes was as follows:

March 31, 2021
Principal	$345,000
Unamortized discount	(45,441)
Unamortized issuance cost	(5,115)
Net carrying amount	$294,444

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The following table sets forth the interest expense recognized related to the Convertible Senior Notes:

	Three Months Ended
	March 31,
	2021	2020
Contractual interest expense	$1,509	$1,509
Amortization of debt discount	3,261	3,054
Amortization of debt issuance costs	399	399
Total interest expense related to the Convertible Senior Notes	$5,169	$4,962
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
During the three months ended March 31, 2021, we repaid $5 million under the revolving facility. In addition, the effective interest rate was 2.88% as of March 31, 2021. During the three months ended March 31, 2020, we borrowed $45 million under the revolving credit facility. As of March 31, 2021, we were in compliance with all covenants, including financial covenants, for the 2018 Credit Facility.
Note 7.  Leases

The Company entered into various non-cancelable operating lease arrangements for certain of our existing office and telecommunications co-location space as well as operating leases for certain equipment. The operating leases expire at various times through 2028, some of which provide the Company options to extend the lease for terms up to 5 years beyond the original term. We are committed to pay a portion of the buildings’ operating expenses as required under the arrangements which we will separate as a non-lease component when readily determinable. The Company did not have any finance leases as of March 31, 2021 and December 31, 2020.

The Company incurred operating lease expense of $2,558 and $2,965, respectively, during the three months ended March 31, 2021 and March 31, 2020, related to its operating leases. In addition, the Company received sub-lease income of $284 and $319, respectively, during the three months ended March 31, 2021 and March 31, 2020. Additionally, the remaining weighted average lease term for our operating leases was 5.03 years and the weighted average discount rate utilized to measure the Company's operating leases was 4.35% as of March 31, 2021.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Supplemental cash flow related to the Company's operating leases is as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020

Cash paid for amounts included in the measurement of lease liabilities	$2,628	$4,139
Right-of-use assets obtained in exchange for lease obligations	$8,431	$1,261

Maturities of operating lease liabilities as of March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021	December 31, 2020
2021 (1)	$9,407	13,134
2022	10,975	9,645
2023	10,735	8,401
2024	6,817	4,148
2025	6,917	4,248
Thereafter	9,525	7,522
Total lease payments	54,376	47,098
Less imputed interest	(5,465)	(4,525)
Total	$48,911	$42,573

(1) Excluding three months ended March 31, 2021 for the period ended March 31, 2021.

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

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 8.    Common Stock
As of March 31, 2021 and December 31, 2020, the Company had 596,950 shares of common stock authorized and had 9,782 shares available for grants under our share-based compensation programs as of March 31, 2021. For a detailed description of our share-based compensation programs refer to Note 11, Employee Stock Benefit Plans in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. The following table reflects the changes in the Company's common stock issued and outstanding:

For the Three Months Ended
(in thousands)	Issued	Treasury	Outstanding
Balance at December 31, 2019	315,808	(72,959)	242,849
Shares issued under the 2015 Equity Incentive Plan	4,072	—	4,072
Employee taxes paid on withholding shares	—	(1,675)	(1,675)
Balance at March 31, 2020	319,880	(74,634)	245,246

Balance at December 31, 2020	323,815	(74,841)	248,974
Shares issued under the 2015 Equity Incentive Plan	3,612	—	3,612
Employee taxes paid on withholding shares	—	(1,316)	(1,316)
Balance at March 31, 2021	327,427	(76,157)	251,270
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

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

State and Municipal Taxes
In accordance with generally accepted accounting principles, we make a provision for a liability for taxes when it is both probable that a liability has been incurred and the amount of the liability or range of liability can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. From time to time, we have received inquiries from a number of states and local taxing agencies with respect to the remittance of sales, use, telecommunications, and excise taxes. Several jurisdictions are currently conducting tax audits of the Company's records. While the Company collects or has accrued for taxes that it believes are required to be remitted, it has reviewed its positions in those various jurisdictions as well as other regulatory fees and has established appropriate reserves. As such, we have established reserves of $8,648 and $8,560 as of March 31, 2021 and December 31, 2020, respectively, as our best estimate of the potential tax exposure for any retroactive assessment.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 10.  Industry Segment and Geographic Information
ASC 280, Segment Reporting, establishes reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. Under ASC 280, the method for determining what information to report is based upon the way management organizes the reportable operating segments within the Company for making operating decisions and assessing financial performance. Our chief operating decision-maker reviews revenue and Adjusted EBITDA for each of our reportable operating segments. Beginning as of December 31, 2020, the Company includes Adjusted EBITDA as this is the measure management uses to evaluate the profitability of our reportable operating segments. The items excluded from Adjusted EBITDA are not separately evaluated for each reportable operating segment. The Company has recast data from prior years to reflect the change how the Company evaluates the profitability of its reportable operating segments to conform to the current year presentation. In addition, with the exception of goodwill and intangible assets, we do not identify or allocate our assets by the reportable operating segments as this information is not utilized by management to allocate resources or capital.
Vonage Communications Platform
The Vonage Communications Platform is our single enterprise cloud communications platform, offering our wide range of enterprise communications services and solutions including Communications APIs, Unified Communications, and Contact Center Communications. The Vonage Communications Platform brings unique value to businesses by providing multiple communications channels - video, voice, messaging, email and verification - that integrate into applications, products and workflows. This delivers both the power and the flexibility our customers need to disrupt their industries, and enables the type of business continuity, remote work, and remote delivery of services that are now essential for companies to work and serve customers from anywhere. Vonage products and services enable our business customers to fundamentally change how they engage with their customers and team members. We have a robust set of solutions and services that meet the needs of businesses of all sizes, from micro, to SMB through mid-market and enterprise. We provide customers with multiple deployment options designed to provide the reliability and quality of service they demand. Vonage solutions also integrate with today's leading business applications, CRM and productivity tools,, including Google’s G Suite, Zendesk, Salesforce’s Sales and Service Clouds, Microsoft Dynamics, ServiceNow, Oracle, and Clio among others, to drive internal communications and collaboration among team members and external engagement with customers.
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
Information about our segment results for the three months ended March 31, 2021 and March 31, 2020 were as follows:

Three Months Ended	Service Revenue	Revenue	Adjusted EBITDA	Depreciation and Amortization
March 31, 2021
Vonage Communications Platform	$240,442	$255,454	$(1,846)	$20,080
Consumer	65,697	77,446	50,013	337
Total Vonage	$306,139	$332,900	$48,167	$20,417

March 31, 2020
Vonage Communications Platform	$195,649	$210,253	$(21,088)	$19,198
Consumer	77,243	87,204	59,925	1,287
Total Vonage	$272,892	$297,457	$38,837	$20,485

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The Company uses Adjusted EBITDA as the measure of profit or loss for the evaluation of performance and allocation of resources of our reportable operating segments. Adjusted EBITDA is defined as net income or net loss attributable to Vonage before income tax expense or benefit, interest expense, depreciation and amortization, stock-based expense, amortization of costs to implement cloud computing arrangements, acquisition related transaction and integration costs, organizational transformation costs, restructuring activities, and other non-recurring items. Organizational transformation includes employee related exits including CEO succession, system change management, facility exit costs, and rebranding. Restructuring activities relate to the Company's business-wide optimization and alignment project initiated in 2020 which included employee related exits and further facility exit costs executed upon as part of the overall project. Other non-recurring items principally include certain litigation charges including defense costs and other non-recurring project costs such as the review of the Consumer business review and the business optimization project, both of which were initiated in 2020. This is also consistent with the measure used under our bank credit assessment. Our reconciliation of the aggregate amount of Adjusted EBITDA for our reportable segments to consolidated income before taxes is presented below:

	Three Months Ended
	March 31,
	2021	2020
Adjusted EBITDA	$48,167	$38,837
Interest expense	(7,298)	(8,082)
Depreciation and amortization	(20,417)	(20,485)
Amortization of costs to implement cloud computing arrangements	(896)	(609)
Share-based expense	(14,566)	(11,116)
Organizational transformation	—	(1,194)
Restructuring activities	(1,294)	—
Other non-recurring items	(1,891)	(1,356)
Income (Loss) before taxes	$1,805	$(4,005)

Information about our operations by geographic location is as follows:

	March 31, 2021	December 31, 2020
Long-lived assets:
United States	$635,595	$646,072
United Kingdom	294,600	293,457
Israel	1,178	1,325
	$931,373	$940,854

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion together with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q and our audited financial statements included in our Annual Report on Form 10-K. This discussion contains forward-looking statements. These forward-looking statements are based on information available at the time the statements are made and/or management’s belief as of that time with respect to future events and involve risks and uncertainties that could cause actual results and outcomes to be materially different. Important factors that could cause such differences include but are not limited to: realizing the benefits of optimization and cost-saving initiatives; the impact of the COVID-19 pandemic; the competition we face; the expansion of competition in the cloud communications market; risks related to the acquisition or integration of businesses we have acquired; our ability to adapt to rapid changes in the cloud communications market; the nascent state of the cloud communications for business market; our ability to retain customers and attract new customers cost-effectively; the risk associated with developing and maintaining effective internal sales teams and effective distribution channels; security breaches and other compromises of information security; risks associated with sales of our services to medium-sized and enterprise customers; our reliance on third-party hardware and software; our dependence on third-party facilities, equipment, systems and services; system disruptions or flaws in our technology and systems; our ability to comply with data privacy and related regulatory matters; our ability to scale our business and grow efficiently; our dependence on third party vendors; the impact of fluctuations in economic conditions, particularly on our small and medium business customers; our ability to obtain or maintain relevant intellectual property licenses or to protect our trademarks and internally developed software; restrictions in our debt agreements that may limit our operating flexibility; our ability to obtain additional financing if required; our ability to raise funds necessary to settle conversion of the 2024 convertible senior notes; conditional conversion features of the convertible senior notes; the cash settlement of the convertible senior notes; the effects of the capped call transactions in connection with the convertible senior notes; fraudulent use of our name or services; intellectual property and other litigation that have been and may be brought against us; reliance on third parties for our 911 services; uncertainties relating to regulation of business services; risks associated with legislative, regulatory or judicial actions regarding our business products; risks associated with operating abroad; risks associated with the taxation of our business; governmental regulation and taxes in our international operations; liability under anti-corruption laws or from governmental export controls or economic sanctions; our dependence on our customers' unimpeded access to broadband connections; foreign currency exchange risk; our history of net losses and ability to achieve consistent profitability in the future; our ability to fully realize the benefits of our net operating loss carry-forwards if an ownership change occurs; certain provisions of our charter documents; and other factors that are set forth under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, and therefore, you should not rely on these forward-looking statements as representing our views as of any date subsequent to the date this Form 10-Q is filed with the Securities and Exchange Commission.
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

Vonage Communications Platform
Our strategic business is the Vonage Communications Platform which delivers a single leading cloud communications platform that powers our customers' and partners' global engagement solutions using our APIs, Unified Communications, and Contact Center innovations. The Vonage Communications Platform brings unique value to businesses by providing multiple communications channels - including video, voice, messaging, email, verification, and artificial intelligence - that integrate into the applications, products and workflows that our customers are already using. We believe this delivers both the power and the flexibility to our customers to address the growing need to transform their communications, connections and experiences for customers and enables the type of business continuity, remote work, and remote delivery of services that are now essential for team members.
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
Impact of COVID-19
A novel strain of coronavirus, or COVID-19, was first identified in China in December 2019 and subsequently declared a pandemic on March 11, 2020, by the World Health Organization. To date, COVID-19 has impacted nearly all regions around the world and resulted in travel restrictions and business slowdowns worldwide. The full impact of the pandemic on our business, operations and financial results has and will depend on various factors that continue to evolve, which we may not accurately predict. In response to the COVID-19 pandemic, governments across the world have enacted measures aimed at containing the spread of the virus, including ordering the closure of all businesses not deemed "essential," restricting residents to their homes, and the practice of social distancing when engaging in authorized activities. While some of these restrictions have been lifted on a global scale, many regions, including the United States where Vonage is headquartered, are experiencing a resurgence of COVID-19. As a result of the COVID-19 pandemic, all travel has been reduced to protect the health of our employees and to comply with local guidelines, and we have also modified the usage of Vonage offices worldwide to comply with social distancing (including our corporate headquarters), both of which disrupt how we typically operate our business.
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

Key Operating Data

The table below includes key operating data that our management uses to measure the growth and operating performance of the Vonage Communications Platform segment:

Vonage Communications Platform	Three Months Ended
	March 31,
	2021	2020
Service revenue per customer	$582	$475
Vonage Communications Platform service revenue churn	0.5%	0.8%
Service Revenue per Customer. Service revenues per customer for a particular period is calculated by dividing the average monthly service revenues for the period by the average number of customers over the number of months in the period. The average number of customers is the number of customers on the first day of the period, plus the number of customers on the last day of the period, divided by two. Service revenues excludes revenues from trading and auction customers. Service revenue per customer increased from $475 for the three months ended March 31, 2020 to $582 for the three months ended March 31, 2021 primarily driven by the Company's successful efforts to attract larger VCP customers and to expand services provided to our existing VCP customers.
Vonage Communications Platform Service Revenue Churn. Vonage Communications Platform service revenue churn is calculated by dividing the service revenue from customers or customer locations that have been confirmed to be foregone during a period by the simple average of the total service revenue from all customers in that period. Service revenue for purposes of determining VCP revenue churn is service revenue excluding revenue from our trading and auction customers, and usage in excess of a customer’s contracted service plan, regulatory fees charged to customers, and credits. The simple average of total service revenue from all customers during the period is the total service revenue as defined herein on the first day of the period, plus the total service revenue as defined herein on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first month after activation. Other companies may calculate service revenue churn differently, and their service revenue churn data may not be directly comparable to ours. Vonage Communications Platform revenue churn decreased from 0.8% for the three months ended March 31, 2020 to 0.5% for the three months ended March 31, 2021.  Our service revenue churn may fluctuate over time due to economic conditions, seasonality in certain customer's operations, loss of customers who are acquired, and competitive pressures including promotional pricing. We are continuing to invest in our overall quality of service which includes customer care headcount and systems, billing systems, on-boarding processes and self-service options to ensure we scale our processes to our growth and continue to improve the overall customer experience.
The table below includes key operating data that our management uses to measure the growth and operating performance of the Consumer segment:

Consumer	Three Months Ended
	March 31,
	2021	2020
Average monthly revenues per subscriber line	$29.05	$27.35
Subscriber lines (at period end)	867,243	1,037,794
Customer churn	1.9%	1.8%
Average Monthly Revenues per Subscriber Line. Average monthly revenues per subscriber line for a particular period is calculated by dividing our revenues for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. The simple average number of subscriber lines for the period is the number of subscriber lines on the first day of the period, plus the number of subscriber lines on the last day of the period, divided by two. Our average monthly revenues per subscriber line increased from $27.35 for the three months ended March 31, 2020 to $29.05 for the three months ended March 31, 2021 due primarily to the Company's ability to retain its more tenured customers.

Subscriber Lines. Our subscriber lines include, as of a particular date, all paid subscriber lines from which a customer can make an outbound telephone call on that date. Our subscriber lines include fax lines, including fax lines bundled with subscriber lines in our small office home office calling plans and soft phones, but do not include our virtual phone numbers and toll free numbers, which only allow inbound telephone calls to customers. Subscriber lines decreased from 1,037,794 as of March 31, 2020 to 867,243 as of March 31, 2021, reflecting planned actions to enhance the profitability of the assisted sales channel by eliminating lower performing locations and restructuring the pricing offers, and to shift investment to our business market.
Customer Churn. Customer churn is calculated by dividing the number of customers that have terminated during a period by the simple average of number of customers in a given period. The simple average number of customers during the period is the number of customers on the first day of the period, plus the number of customers on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first month after activation. Other companies may calculate customer churn differently, and their customer churn data may not be directly comparable to ours. Customer churn increased to 1.9% for the three months ended March 31, 2021 from 1.8% for the three months ended March 31, 2020, respectively. We maximize customer value by focusing marketing spend on higher return channels and away from assisted selling channels which had higher early life churn. We monitor customer churn on a daily basis and use it as an indicator of the level of customer satisfaction. Customers who have been with us for a year or more tend to have a lower churn rate than customers who have not. In addition, our customers who are international callers generally churn at a lower rate than customers who are domestic callers. Our customer churn will fluctuate over time due to economic conditions, competitive pressures including promotional pricing targeting international long distance callers, marketplace perception of our services, and our ability to provide high quality customer care and network quality and add future innovative products and services. See the discussion above for detail regarding churn impacting our business customers.

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

Results of Operations
The following table sets forth our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended
	March 31,
	2021	2020

Total revenues	$332,900	$297,457

Operating Expenses:
Cost of revenues (exclusive of depreciation and amortization)	156,787	127,418
Sales and marketing	81,474	85,621
Engineering and development	20,360	19,203
General and administrative	44,933	40,882
Depreciation and amortization	20,417	20,485
Total operating expenses	323,971	293,609
Income from operations	8,929	3,848
Other Income (Expense):
Interest expense	(7,298)	(8,082)
Other income (expense), net	174	229
Total other income (expense), net	(7,124)	(7,853)
Income (Loss) before income tax benefit	1,805	(4,005)
Income tax (expense) benefit	(2,181)	250
Net loss	$(376)	$(3,755)

Management's Discussion of the Results of Operations for the Three Months Ended March 31, 2021 and 2020
The Company reported income before income taxes of $1,805 for the three months ended March 31, 2021 and loss from income taxes of $4,005 for the three months ended March 31, 2020, respectively. The income before income taxes for the three months ended March 31, 2021 was primarily due to higher gross margin of $6,074 driven by increased sales within the VCP platform primarily associated with API service offerings. This was slightly offset by higher operating expenses of $993.
The Company reported net loss of $376 and $3,755 for the three months ended March 31, 2021 and March 31, 2020, respectively. The decrease in net loss for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was due to the income before income taxes for the three months ended March 31, 2021 and loss before income taxes for the three months ended March 31, 2020 as discussed above. While the Company reported an income before income tax for the three months ended March 31, 2021, the Company recognized a tax expense of $2,181 as compared to tax benefit of $250 during the prior year quarter. The tax expense during the three months ended March 31, 2021 was driven by an increase in permanent items related to limitations on executive compensation and the inclusion of foreign income in the U.S. due to foreign disregarded entities.

Segment Adjusted EBITDA
The following graphs illustrate the composition of our Adjusted EBITDA with respect to each of our reportable segments for the three months ended March 31, 2021 and March 31, 2020.

The Adjusted EBITDA for Vonage Communications Platform has improved from loss of $21,088 for the three months ended March 31, 2020 to loss of $1,846 for the three months ended March 31, 2021, respectively. This improvement in Vonage Communications Platform Adjusted EBITDA is primarily due to an increase in Vonage Communications Platform gross margin of $17,579 as the Company experience growth in API services as compared to the prior year. Adjusted EBITDA for Vonage Communications Platform was also positively impacted in the current quarter due to cost saving initiatives executed in the second half of 2020. The decline year over year of Adjusted EBITDA for Consumer is primarily driven by the decrease in subscriber lines year over year as further described below.
Consolidated Gross Margin for the three months ended March 31, 2021 and March 31, 2020
We calculate gross margin as total revenues less cost of revenues, which primarily consists of fees that we pay to third parties on an ongoing basis in order to provide our services and costs incurred when a customer first subscribes to our service. The following table presents consolidated revenues, cost of revenues and the composition of gross margin for the three months ended March 31, 2021 and 2020:

(in thousands, except percentages)	Three Months Ended
	March 31,
	2021	2020	Dollar Change	Percent Change
Service, access and product revenues	$314,793	$283,077	$31,716	11%
USF revenues	18,107	14,380	3,727	26%
Total revenues	332,900	297,457	35,443	12%

Service, access and product cost of revenues	138,680	113,038	25,642	23%
USF cost of revenues	18,107	14,380	3,727	26%
Total cost of revenues (1)	156,787	127,418	29,369	23%
Gross margin	$176,113	$170,039	$6,074	4%
(1) Excludes depreciation and amortization of $13,647 and $9,609 for the three months ended March 31, 2021 and 2020, respectively.
Total revenues and cost of revenues were impacted by the following trends and uncertainties:

Three Months Ended March 31, 2021 compared to Three Months Ended March 31, 2020
Total revenues increased 12% for the three months ended March 31, 2021 as compared to the prior year period. The increase was primarily due to the VCP customer growth driving an increase in revenues of $45,201 as a result of increased usage on the Company's API Platform in the current year. Due to the increase in the USF rate, USF revenues increased as well. The increase in total revenues was partially offset by declining Consumer revenues of $9,758 in connection with the continued decline of Consumer subscriber lines. The Company continues to expect that the Consumer portion of the Company's overall business will become less significant. The Company will focus its resources in an effort to increase market share in its VCP communications platforms.
Total cost of revenues increased 23% for the three months ended March 31, 2021 as compared to the prior year period driven by increased costs incurred in servicing our VCP customers of $27,622 due to the increase in customers and higher volume of API usage. There was also an increase in costs in Consumer of $1,747 mainly due to the increase in USF costs offset by the decline in subscriber lines resulting in lower international and long-distance termination costs.
Vonage Communications Platform Gross Margin for the Three Months Ended March 31, 2021 and 2020

	Three Months Ended
	March 31,
(in thousands, except percentages)	2021	2020	Dollar Change	Percent Change
Revenues
Service revenues	$240,442	$195,649	$44,793	23%
Access and product revenues(1)	8,598	10,122	(1,524)	(15)%
Service, access and product revenues excluding USF	249,040	205,771	43,269	21%
USF revenues	6,414	4,482	1,932	43%
Total revenues	255,454	210,253	45,201	21%

Cost of revenues
Service cost of revenues (2)	120,017	92,357	27,660	30%
Access and product cost of revenues (1)	9,626	11,596	(1,970)	(17)%
Service, access and product cost of revenues excluding USF	129,643	103,953	25,690	25%
USF cost of revenues	6,414	4,482	1,932	43%
Total cost of revenues	136,057	108,435	27,622	25%

Segment gross margin
Service margin	120,425	103,292	17,133	17%
Gross margin excluding USF (Service, access and product margin)	119,397	101,818	17,579	17%
Segment gross margin	$119,397	$101,818	$17,579	17%

Segment gross Margin %
Service margin %	50.1%	52.8%
Gross margin excluding USF (Service, access and product margin) %	47.9%	49.5%
Segment gross margin %	46.7%	48.4%
(1) Includes customer premise equipment, access, and shipping and handling.
(2) Excludes depreciation and amortization of $13,310 and $8,519 for the three months ended March 31, 2021 and 2020, respectively.
Three Months Ended March 31, 2021 compared to Three Months Ended March 31, 2020
The following table describes the increase in VCP gross margin for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020:

(in thousands)
Service gross margin increase is primarily due to increased usage of the Company's API services primarily related to SMS services in APAC	$17,133
Access and product gross margin increased due to lower costs providing access services to VCP customers during the current quarter	446
Increase in segment gross margin	$17,579

Vonage Communications Platform service gross margin percentage decreased to 50.1% for the three months ended March 31, 2021 from 52.8% for the three months ended March 31, 2020. The decrease in business service gross margin percentage is a result of greater proportion of lower margin services across our VCP segment during the quarter ended March 31, 2021 as compared to the same period in the prior quarter as revenues from API services has grown to 50% of VCP revenues for the three months ended March 31, 2021 from 41% of VCP revenues during the prior year quarter. Our gross margin percentage may continue to be impacted by changes in the mix of service offerings provided to our customers across our VCP segment.
Consumer Gross Margin for the Three Months Ended March 31, 2021 and 2020

	Three Months Ended
	March 31,
(in thousands, except percentages)	2021	2020	Dollar Change	Percent Change
Revenues
Service revenues	$65,697	$77,243	$(11,546)	(15)%
Access and product revenues(1)	56	63	(7)	(11)%
Service, access and product revenues excluding USF	65,753	77,306	(11,553)	(15)%
USF revenues	11,693	9,898	1,795	18%
Total revenues	77,446	87,204	(9,758)	(11)%

Cost of revenues
Service cost of revenues (2)	8,513	8,512	1	—%
Access and product cost of revenues (1)	524	573	(49)	(9)%
Service, access and product cost of revenues excluding USF	9,037	9,085	(48)	(1)%
USF cost of revenues	11,693	9,898	1,795	18%
Total cost of revenues	20,730	18,983	1,747	9%

Segment gross margin
Service margin	57,184	68,731	(11,547)	(17)%
Gross margin excluding USF (Service, access and product margin)	56,716	68,221	(11,505)	(17)%
Segment gross margin	$56,716	$68,221	$(11,505)	(17)%

Segment gross Margin %
Service margin %	87.0%	89.0%
Gross margin excluding USF (Service, access and product margin) %	86.3%	88.2%
Segment gross margin %	73.2%	78.2%
(1) Includes customer premise equipment and shipping and handling.
(2) Excludes depreciation and amortization of $337 and $1,090 for the three months ended March 31, 2021 and 2020, respectively.

Three Months Ended March 31, 2021 compared to Three Months Ended March 31, 2020
The following table describes the decrease in consumer gross margin for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020:

(in thousands)
Service gross margin decreased primarily due to a decrease in subscriber lines of 16% resulting in lower gross margin of $11,455 which has been declining over recent years as the Company has focused on the growth of the Vonage Communications Platform	$(11,547)
Access and product gross margin increased 8% primarily due to lower equipment costs associated with sales to customers during the current quarter	42
Decrease in segment gross margin	$(11,505)

Consumer service gross margin percentage decreased to 87.0% for the three months ended March 31, 2021 from 89.0% for the three months ended March 31, 2020 due to slightly higher international and domestic termination rates.
Other Operating Expenses

The following table presents our other operating costs during the three months ended March 31, 2021 and 2020, respectively:

	Three Months Ended
	March 31,
(in thousands, except percentages)	2021	2020	Dollar Change	Percent Change
Sales and marketing	$81,474	$85,621	$(4,147)	(5)%
Engineering and development	20,360	19,203	1,157	6%
General and administrative	44,933	40,882	4,051	10%
Depreciation and amortization	20,417	20,485	(68)	—%
Total other operating expenses	$167,184	$166,191	$993	1%

Three Months Ended March 31, 2021 compared to Three Months Ended March 31, 2020
Total other operating expenses increased by $993 as compared to the three months ended March 31, 2020 due to the following:
•Sales and marketing expense decreased by $4,147, primarily due to the realization of cost savings related to initiatives executed during the second half of the prior year along with lower travel related costs in the current year as travel continues to be limited due to the ongoing pandemic.
•Engineering and development expense increased by $1,157, in connection with the Company's increased employee related costs as there is continued focus on innovation and developing further functionality related to its proprietary platform in order to support customers through the mid-market and enterprise sector.
•General and administrative expense increased by $4,051, primarily due to the expense with restructuring activities, an increase in stock compensation expense to employees and a $2 million donation to the Company's foundation in the current year. This was slightly offset by decreased employee costs as the Company has begun to realize cost savings associated with the initiatives executed upon in the prior year.

Other Income (Expense)

(in thousands, except percentages)	Three Months Ended
	March 31,
	2021	2020	Dollar Change	Percent Change
Interest expense	$(7,298)	$(8,082)	$784	10%
Other income (expense), net	174	229	(55)	(24)%
	$(7,124)	$(7,853)	$729

Three Months Ended March 31, 2021 compared to Three Months Ended March 31, 2020
Interest expense. The decrease in interest expense of $784, or 10%, was mainly due to lower interest expense due to lower principal balances on our 2018 Credit Facility.
Income Taxes

(in thousands, except percentages)	Three Months Ended
	March 31,
	2021	2020	Dollar Change	Percent Change
Income tax (expense) benefit	$(2,181)	$250	$(2,431)	972%
Effective tax rate	(121)%	(6)%

Three Months Ended March 31, 2021 compared to Three Months Ended March 31, 2020
The tax expense recorded for the three months ended March 31, 2021 compared to the tax benefit for the three months ended March 31, 2020 is primarily due to an increase in permanent items related to limitations on executive compensation, the inclusion of foreign income in the U.S. due to foreign disregarded entities, and limitation on foreign losses as compared to the three months ended March 31, 2020. For the three months ended March 31, 2021, the actual discrete was determined to be the appropriate method for calculating the interim tax provision as using the estimated annual effective tax rate method would have produced an unreliable rate stemming from a marginal loss and large permanent adjustments.

Non-GAAP Metrics
Adjusted EBITDA is a non-GAAP financial measure and is the primary basis used as the measure of profit or loss for our businesses. Adjusted EBITDA is defined as net income or net loss attributable to Vonage before income tax expense or benefit, interest expense, depreciation and amortization, stock-based expense, amortization of costs to implement cloud computing arrangements, acquisition related transaction and integration costs, organizational transformation costs, restructuring activities, and other non-recurring items. Organizational transformation includes employee related exits including CEO succession, system change management, facility exit costs, and rebranding. Restructuring activities relate to the Company's business-wide optimization and alignment project initiated in 2020 which included employee related exits and further facility exit costs executed upon as part of the overall project. Other non-recurring items principally include certain litigation charges including defense costs and other non-recurring project costs such as the review of the Consumer business review and the business optimization project, both of which were initiated in 2020. This is also consistent with the measure used under our bank credit assessment. Our management and our Board of Directors utilize Adjusted EBITDA to evaluate our consolidated operating performance and the performance of our operating segments and to allocate resources and capital to our segments. It is also a significant performance measure in our annual incentive compensation programs. We believe that Adjusted EBITDA is useful to our investors as a basis for comparing our operating performance with that of other companies in our industries, although our measure of Adjusted EBITDA may not be directly comparable to that of other companies.
Our reconciliation of the aggregate amount of Adjusted EBITDA to consolidated income before taxes is presented below:

	Three Months Ended
	March 31,
	2021	2020
Net loss	$(376)	$(3,755)
Income tax expense (benefit)	2,181	(250)
Interest expense	7,298	8,082
Depreciation and amortization	20,417	20,485
Amortization of costs to implement cloud computing arrangements	896	609
Share-based expense	14,566	11,116
Organizational transformation	—	1,194
Restructuring activities	1,294	—
Other non-recurring items	1,891	1,356
Adjusted EBITDA	$48,167	$38,837

Liquidity and Capital Resources
Overview
For the three months ended March 31, 2021, we had higher net cash from operations compared to the prior year due to lower operating expenses during the current year. We expect to continue to balance efforts to grow our revenue with seeking to consistently achieve operating profitability. To grow our revenue, we continue to make investments in growth initiatives, marketing, applications development, network quality and expansion, and customer care. We believe that cash flow from operations and cash on hand will fund our operations for at least the next twelve months.
The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended
	March 31,
(in thousands)	2021	2020	Dollar Change
Net cash provided by operating activities	$47,318	$2,503	$44,815
Net cash used in investing activities	(16,480)	(13,235)	(3,245)
Net cash (used in) provided by financing activities	(21,019)	32,499	(53,518)
Effect of exchange rate changes on cash and cash equivalents	(980)	(2,290)	1,310

Operating Activities
The following table describes the changes in cash provided by operating activities for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020:

(in thousands)
Increase in operating income adjusted for non-cash items primarily due to increased gross margin driven by growth within VCP during the quarter	$6,501
Increase in working capital driven primarily by timing of vendor payments, prepayments for annual licenses and improvement in operating cash flows as a result of benefits under the CARES Act. This was slightly offset due to the timing in customer payments for annual subscription services	38,314
Increase in cash provided by operating activities	$44,815
Investing Activities
The following table describes the changes in cash used in investing activities for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020:

(in thousands)
Increase in payments to acquire and develop software assets	(3,592)
Decrease in payments related to capital expenditures	334
Decrease in payments to acquire new patents on our developed technology	13
Increase in cash used in investing activities	$(3,245)

Financing Activities
The following table describes the changes in cash (used in) provided by financing activities for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020:

(in thousands)
Decreased borrowings net of repayments during the current year	$(50,000)
Decrease in payments associated with taxes on share based compensation due to lower vesting in 2021	(3,985)
Increase in proceeds received from exercise of stock options due to fewer exercises in 2020	467
Decrease in cash (used in) provided by financing activities	$(53,518)

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
We maintain significant availability under our lines of credit to meet our short-term liquidity requirements. As of March 31, 2021, amounts available under the 2018 Credit Facility totaled $289.5 million.

Uses of Liquidity
The Company's requirements for liquidity and capital resources are generally for the purposes of operating activities, debt service obligations, restructuring initiatives, and capital expenditures. For the three months ended March 31, 2021, capital expenditures were primarily for the implementation of software solutions and purchase of network equipment as we continue to expand our network. Our capital expenditures for the three months ended March 31, 2021, were $16,480, of which $13,865 was for software acquisition and development. The majority of these expenditures are comprised of investments in information technology and systems infrastructure, including an electronic data warehouse, online customer service, and customer management platforms. For full year 2021, we estimate our capital and software expenditures will be approximately $65 million.
State and Local Sales Taxes
We have contingent liabilities for state and local sales taxes. As of March 31, 2021, we had a reserve of $8,648. If our ultimate liability exceeds this amount, it could affect our liquidity unfavorably. However, we do not believe it will significantly impair our liquidity.

Off-Balance Sheet Arrangements
Obligations under Certain Guarantee Contracts
We enter guarantee arrangements in the normal course of business to facilitate transactions with third parties. These arrangements include financial and performance guarantees, stand-by letters of credit, debt guarantees and indemnifications. As of March 31, 2021 and December 31, 2020 we had stand-by letters of credit of $1,502, respectively.

Contractual Obligations and Commitments
Except as set forth below and in Note 9. Commitments and Contingencies included in Part 1, Item 1 of this Form 10-Q, there were no significant changes in our commitments under contractual obligations as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
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

Critical Accounting Policies
Our consolidated financial statements and accompanying notes are prepared in accordance with U.S. GAAP. Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. The preparation of financial statements and related disclosures in compliance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. The application of these policies involves judgment regarding future events and these judgments could materially affect the financial statements and disclosures based on varying assumptions.
We identify our most critical accounting policies as those that are the most pervasive and important to the portrayal of our financial position and results of operations, and those that require the most difficult, subjective or complex judgments by management regarding estimates. Our critical accounting policies include revenue recognition, valuation of goodwill and intangible assets, income taxes and capitalized software. As of March 31, 2021, our goodwill is attributable to our VCP operating segment. We perform our annual test of goodwill on October 1st. Additionally, we will assess our goodwill for impairment between annual tests when specific circumstances dictate.
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
On January 31, 2020, the United Kingdom officially withdrew from the European Union or , "EU". The 11-month transition period ended on. December 31, 2020. As of January 1, 2021, the UK is no longer inside the EU's Single Market and Customs Union and is free to implement trade deals struck with third countries. Uncertainty and currency volatility in the British Pound Sterling exchange rate is expected to continue.
Interest Rate and Debt Risk
Our exposure to market risk for changes in interest rates primarily relates to our long-term debt.
As of March 31, 2021, if the interest rate on our variable rate debt changed by 1% on our 2018 Revolving Credit Facility, our annual debt service payment would change by approximately $2,105.
As of March 31, 2021, we had $345.0 million outstanding on our 1.75% convertible senior notes due 2024. The Notes have 1.75% percent fixed annual interest rates and, therefore, our economic interest rate exposure on our convertible senior notes is fixed. However, the values of the convertible senior notes are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate convertible senior notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the convertible senior notes are affected by our stock price. The fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. Additionally, we carry the convertible senior notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only.

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
Other than the risk factor set forth below, there have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

See accompanying Exhibit Index for a list of the exhibits filed or furnished with this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

10.1
Amendment No. 1 to Renewal Agreement, dated February 26, 2021, among Vonage Holdings Corp., Legion Partners Asset Management LLC, and each of the signatories thereto (Incorporated by reference to Vonage Holdings Corp.'s Current Report on Form 8-K (File No. 001-32887) filed on February 26, 2021)

10.2	Termination, Separation and Release Agreement, dated March 24, 2021, among Vonage Holdings Corp. and Omar Javaid*†

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	The following financial information from Vonage Holdings Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Stockholders Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.
† Portions of this exhibit were redacted pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VONAGE HOLDINGS CORP.

Dated:	May 6, 2021	By:	/s/ Stephen Lasher
Stephen Lasher Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)