Form 10-Q
period 2021-06-30
VONAGE HOLDINGS CORP
filed 2021-08-05
CIK 1272830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	July 30, 2021
Common Stock, par value $0.001	251,854,581	shares

VONAGE HOLDINGS CORP.

Financial Information Presentation
For the financial information discussed in this Quarterly Report on Form 10-Q, other than per share and per line amounts, dollar amounts are presented in thousands, except where noted.

GLOSSARY OF TERMS

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

2018 Credit Facility	$100 million senior secured term loan and $500 million revolving facility due 2023
Convertible Senior Notes	$345 million aggregate principal amount of 1.75% convertible notes due 2024
API	Application Program Interfaces
ASC	The FASB Accounting Standards Codification, which the FASB established as the source of authoritative GAAP
ASU	Accounting Standards Updates - updates to the ASC
CCaaS	Contact Center as a Service
CPaaS	Communications Platform as a Service
CRM	Customer Relationship Management
Exchange Act	The Securities Exchange Act of 1934, as amended
EPS	Earnings Per Share
FASB	Financial Accounting Standards Board
FCC	Federal Communications Commission
IP	Internet Protocol
LIBOR	London Inter-Bank Offered Rate
MPLS	Multi-Protocol Label Switching
NOLs	Net Operating Losses
SaaS	Software as a Service
SAB	Staff Accounting Bulletin
SD-WAN	Software-Defined Wide Area Network
SEC	U.S. Securities and Exchange Commission
SIP	Session Initiation Protocol
SMB	Small to medium-sized business
UCaaS	Unified Communications as a Service
USF	Federal Universal Service Fund
VCP	Vonage Communications Platform
VoIP	Voice over Internet Protocol

PART 1 - FINANCIAL INFORMATION
ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES
VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 30, 2021	December 31, 2020
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$39,977	$43,078
Accounts receivable, net of allowance of $6,894 and $8,878, respectively	124,426	116,304
Deferred customer acquisition costs, current portion	20,631	18,161
Prepaid expenses	34,081	32,131
Other current assets	3,969	6,230
Total current assets	223,084	215,904
Property and equipment, net of accumulated depreciation of $123,290 and $117,761, respectively	28,244	31,621
Operating lease right-of-use assets	34,320	29,330
Goodwill	622,423	624,328
Software, net of accumulated amortization of $124,190 and $111,642, respectively	94,515	80,638
Deferred customer acquisition costs	70,719	67,529
Restricted cash	2,097	1,919
Intangible assets, net of accumulated amortization of $295,727 and $275,346, respectively	182,993	204,267
Deferred tax assets	104,752	106,374
Other assets	34,481	33,926
Total assets	$1,397,628	$1,395,836
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$40,857	$17,464
Accrued expenses	158,076	158,080
Deferred revenue, current portion	61,721	65,506
Operating lease liabilities, current portion	10,286	11,554
Total current liabilities	270,940	252,604
Indebtedness under revolving credit facility	170,500	215,500
Convertible senior notes, net	298,060	290,784
Operating lease liabilities	36,692	31,019
Other liabilities	3,379	3,155
Total liabilities	779,571	793,062
Commitments and Contingencies (Note 9)
Stockholders’ Equity:
Common stock, par value 0.001 per share; 596,950 shares authorized at June 30, 2021, and December 31, 2020	328	324
Additional paid-in capital	1,588,222	1,554,574
Accumulated deficit	(667,535)	(667,221)
Treasury stock, at cost	(339,024)	(320,891)
Accumulated other comprehensive income	36,066	35,988
Total stockholders’ equity	618,057	602,774
Total liabilities and stockholders’ equity	$1,397,628	$1,395,836
See accompanying notes to condensed consolidated financial statements.

VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenues:
Service, access and product revenues	$332,559	$296,516	$647,352	$579,593
USF revenues	18,910	14,017	37,017	28,397
Total revenues	351,469	310,533	684,369	607,990

Operating Expenses:
Service, access and product cost of revenues (excluding depreciation and amortization)	149,887	119,971	288,567	233,009
USF cost of revenues	18,910	14,017	37,017	28,397
Sales and marketing	86,215	90,827	167,689	176,448
Engineering and development	22,710	19,784	43,070	38,987
General and administrative	43,301	42,820	88,234	83,702
Depreciation and amortization	22,284	20,692	42,701	41,177
Total operating expenses	343,307	308,111	667,278	601,720
Income from operations	8,162	2,422	17,091	6,270
Other Income (Expense):
Interest expense	(7,081)	(9,321)	(14,379)	(17,403)
Other income (expense), net	(288)	(38)	(114)	191
Total other expense, net	(7,369)	(9,359)	(14,493)	(17,212)
Income (Loss) before income tax benefit	793	(6,937)	2,598	(10,942)
Income tax expense	(731)	(1,493)	(2,912)	(1,243)
Net income (loss)	$62	$(8,430)	$(314)	$(12,185)

Income (Loss) per common share:
Basic	$—	$(0.03)	$—	$(0.05)
Diluted	$—	$(0.03)	$—	$(0.05)
Weighted-average common shares outstanding:
Basic	251,430	245,385	250,539	244,506
Diluted	259,962	245,385	250,539	244,506

See accompanying notes to condensed consolidated financial statements.

VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Net income (loss)	$62	$(8,430)	$(314)	$(12,185)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax expense (benefit) of $(462), $281, $831, and $(189), respectively	3,024	4,069	78	(19,558)
Unrealized loss on derivatives, net of tax expense (benefit) of $—, $46, —, and $(4), respectively	—	1,419	—	1,001
Total other comprehensive income (loss)	3,024	5,488	78	(18,557)
Comprehensive income (loss)	$3,086	$(2,942)	$(236)	$(30,742)

See accompanying notes to condensed consolidated financial statements.

VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(314)	$(12,185)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,098	12,967
Amortization of intangibles	21,603	28,210
Deferred income taxes	2,447	(1,952)
Amortization of deferred customer acquisition costs	9,808	7,567
Allowances for doubtful accounts	839	3,509
Amortization of financing costs and debt discount	7,682	7,367
(Gain) loss on disposal of property and equipment	(8)	740
Share-based expense	30,328	22,442
Changes in derivatives	—	1,055
Changes in operating assets and liabilities:
Accounts receivable	(10,920)	(16,927)
Prepaid expenses and other current assets	366	1,413
Deferred customer acquisition costs	(15,425)	(15,389)
Accounts payable and accrued expenses	26,758	(4,318)
Deferred revenue	(3,407)	6,533
Other assets - deferred cloud computing implementation costs	(1,946)	(3,013)
Other assets and liabilities	612	784
Net cash provided by operating activities	89,521	38,803
Cash flows used in investing activities:
Capital expenditures	(4,724)	(4,855)
Purchase of intangible assets	(113)	(190)
Acquisition and development of software assets	(24,379)	(20,199)
Net cash used in investing activities	(29,216)	(25,244)
Cash flows provided by (used in) financing activities:
Payments for short and long-term debt	(45,000)	(50,000)
Proceeds from issuance of long-term debt	—	75,000
Employee taxes paid on withholding shares	(18,133)	(13,179)
Proceeds from exercise of stock options	892	243
Net cash (used in) provided by financing activities	(62,241)	12,064
Effect of exchange rate changes on cash	(987)	(1,647)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(2,923)	23,976
Cash, cash equivalents, and restricted cash, beginning of period	44,997	25,635
Cash, cash equivalents, and restricted cash, end of period	$42,074	$49,611
Supplemental disclosures of cash flow information:
Cash paid (received) during the periods for:
Interest	$6,661	$8,856
Income taxes	$(1,677)	$(2,766)
Non-cash investing activities:
Acquisition of long-term assets included in accounts payable and accrued expenses	$2,526	$1,980
Share-based compensation capitalized in internally developed software costs	$2,432	$1,905

See accompanying notes to condensed consolidated financial statements.

VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at March 31, 2020	$320	$1,506,664	$(634,764)	$(318,791)	$(14,716)	$538,713
Stock option exercises		88				88
Share-based expense		12,303				12,303
Employee taxes paid on withholding shares				(523)		(523)
Foreign currency translation adjustment					4,069	4,069
Unrealized gain on derivatives					1,419	1,419
Net loss			(8,430)			(8,430)
Balance at June 30, 2020	$320	$1,519,055	$(643,194)	$(319,314)	$(9,228)	$547,639

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at March 31, 2021	$327	$1,571,025	$(667,597)	$(337,532)	$33,042	$599,265
Stock option exercises	1	269				270
Share-based expense		16,928				16,928
Employee taxes paid on withholding shares				(1,492)		(1,492)
Foreign currency translation adjustment					3,024	3,024
Net income			62			62
Balance at June 30, 2021	$328	$1,588,222	$(667,535)	$(339,024)	$36,066	$618,057
See accompanying notes to condensed consolidated financial statements.

VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2019	$316	$1,494,469	$(631,009)	$(306,043)	$9,329	$567,062
Stock option exercises	4	239				243
Share-based expense		24,347				24,347
Employee taxes paid on withholding shares				(13,271)		(13,271)
Foreign currency translation adjustment					(19,558)	(19,558)
Unrealized gain on derivatives					1,001	1,001
Net loss			(12,185)			(12,185)
Balance at June 30, 2020	$320	$1,519,055	$(643,194)	$(319,314)	$(9,228)	$547,639

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2020	$324	$1,554,574	$(667,221)	$(320,891)	$35,988	$602,774
Stock option exercises	4	888				892
Share-based expense		32,760				32,760
Employee taxes paid on withholding shares				(18,133)		(18,133)
Foreign currency translation adjustment					78	78
Net loss			(314)			(314)
Balance at June 30, 2021	$328	$1,588,222	$(667,535)	$(339,024)	$36,066	$618,057

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
Customers in the United States represented 64% and 68% of our consolidated revenues for the three months ended June 30, 2021 and 2020 65% and 69% for the six months ended June 30, 2021 and 2020, respectively, with the balance in Canada, the United Kingdom, China, Singapore, Netherlands, and other countries around the world.
Unaudited Interim Financial Information
The accompanying unaudited interim condensed consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the SEC's regulations for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the Company's financial position, results of operations, comprehensive income, cash flows, and stockholders’ equity for the periods presented. The results for the six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year.
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
Service, Access, and Product Cost of Revenues
Service, access, and product cost of revenues excludes depreciation and amortization expense of $15,515 and $11,148 for the three months ended June 30, 2021 and 2020 and $29,162 and $22,304 for the six months ended June 30, 2021 and 2020, respectively. In addition, costs of goods sold included service, access, and product cost of revenues during the three months ended June 30, 2021 and 2020 were $4,306 and $2,419 and during the six months ended June 30, 2021 and 2020 were $6,885 and $6,095, respectively.
Sales and Marketing Expenses
We incurred advertising costs, which are included in sales and marketing of $12,809 and $14,290 for the three months ended June 30, 2021 and 2020 and $22,466 and $23,750 for the six months ended June 30, 2021 and 2020, respectively.
Fair Value of Financial Instruments
Certain of the Company's other financial instruments, which include cash and cash equivalents, restricted cash, accounts receivable and accounts payable, approximate fair value due to their short-term nature and as such are classified as Level 1. We believe the fair value of our 2018 Credit Facility at June 30, 2021 and December 31, 2020 was approximately the same as its carrying amount as the facility bears interest at a variable rate indexed to current market conditions and is classified as Level 2 within the fair value hierarchy.
As of June 30, 2021 and December 31, 2020, the fair value of the 1.75% convertible senior notes due 2024 (the “Convertible Senior Notes”) was approximately $385,538 and $373,373, respectively. The fair value was determined based on the quoted price for the Convertible Senior Notes in an inactive market on the last trading day of the reporting period and is classified as Level 2 in the fair value hierarchy.

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
Supplemental Balance Sheet Information
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to amounts included in the consolidated statements of cash flows:

	As of June 30,		As of December 31,
	2021	2020	2020	2019
Cash and cash equivalents	$39,977	$47,565	$43,078	$23,620
Restricted cash	2,097	2,046	1,919	2,015
Total cash, cash equivalents and restricted cash	$42,074	$49,611	$44,997	$25,635

The following tables provides supplemental information of intangible assets and accrued expenses within the consolidated balance sheets:

Intangible assets, net

	June 30, 2021			December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$283,102	$(160,231)	$122,871	$284,692	$(150,094)	$134,598
Developed technology	174,132	(114,663)	59,469	173,572	(104,468)	69,104
Patents and patent licenses	20,967	(20,314)	653	20,849	(20,284)	565
Trade names	519	(519)	—	500	(500)	—
Total intangible assets	$478,720	$(295,727)	$182,993	$479,613	$(275,346)	$204,267

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Accrued expenses

	June 30, 2021	December 31, 2020
Compensation and related taxes and temporary labor	$42,052	$43,580
Marketing	20,499	15,319
Taxes and fees	24,313	25,977
Telecommunications	55,165	52,975
Severance	671	3,594
Interest	857	847
Customer credits	3,273	4,738
Professional fees	3,003	1,953
Inventory	1,104	659
Other accruals	7,139	8,438
Accrued expenses	$158,076	$158,080
In the second half of 2020, the Company initiated a business-wide optimization and alignment project to focus the Company's resources and drive stronger operational execution. In connection with this project, the Company incurred severance costs of $2,655 during the six months ended June 30, 2021, related to further employee exits, which was included in general and administrative expense.
Goodwill
The Company's goodwill is derived primarily from the acquisitions of Vocalocity, Telesphere, iCore, Simple Signal, Nexmo, TokBox, and NewVoiceMedia which are included in the Company's Vonage Communications Platform segment. The following table provides a summary of the changes in the carrying amounts of goodwill:

Balance at December 31, 2020	$624,328
Foreign currency translation adjustment	(1,905)
Balance at June 30, 2021	$622,423
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

	Three Months Ended			Three Months Ended
	June 30, 2021			June 30, 2020
	VCP	Consumer	Total	VCP	Consumer	Total
Primary geographical markets
Americas	$155,524	$72,588	$228,112	$136,346	$81,859	$218,205
EMEA	68,526	2,468	70,994	53,051	2,425	55,476
APAC	52,363	—	52,363	36,852	—	36,852
	$276,413	$75,056	$351,469	$226,249	$84,284	$310,533
Major Sources of Revenue
Service revenues	$260,452	$63,289	$323,741	$212,310	$75,045	$287,355
Access and product revenues	8,765	53	8,818	9,109	52	9,161
USF revenues	7,196	11,714	18,910	4,830	9,187	14,017
	$276,413	$75,056	$351,469	$226,249	$84,284	$310,533

	Six Months Ended			Six Months Ended
	June 30, 2021			June 30, 2020
	VCP	Consumer	Total	VCP	Consumer	Total
Primary geographical markets
Americas	$305,596	$147,520	$453,116	$265,725	$166,432	$432,157
EMEA	131,361	4,982	136,343	102,268	5,056	$107,324
APAC	94,910	—	94,910	68,509	—	$68,509
	$531,867	$152,502	$684,369	$436,502	$171,488	$607,990
Major Sources of Revenue
Service revenues	$500,894	$128,986	$629,880	$407,959	$152,288	$560,247
Access and product revenues	17,363	109	17,472	19,231	115	19,346
USF revenues	13,610	23,407	37,017	9,312	19,085	28,397
	$531,867	$152,502	$684,369	$436,502	$171,488	$607,990

In addition, the Company recognizes service revenues from its customers through subscription services provided or through usage or pay-per-use type arrangements. During the three and six months ended June 30, 2021, the Company recognized $149,237 and $299,690 related to subscription services, $149,996 and $283,648 related to usage, and $52,236 and $101,031 related to other revenues such as USF, other regulatory fees, and credits. During the three and six months ended June 30, 2020, the Company recognized $154,127 and $310,582 related to subscription services, $111,379 and $204,426 related to usage, and $45,027 and $92,982 related to other revenues such as USF, other regulatory fees, and credits.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Contract Assets and Liabilities
The following table provides information about receivables and contract liabilities from contracts with customers:

	June 30, 2021	December 31, 2020
Receivables (1)	$124,426	$116,304
Contract liabilities (2)	61,721	65,506
(1) Amounts included in accounts receivables on our condensed consolidated balance sheets.
(2) Amounts included in deferred revenues on our condensed consolidated balance sheet.
Our deferred revenue represents the advance consideration received from customers for subscription services and is predominantly recognized over the following month as transfer of control occurs. During the three and six months ended June 30, 2021, the Company recognized revenue of $105,659 and $211,696, respectively. During the three and six months ended June 30, 2020, the Company recognized revenue of $109,511 and $218,386, respectively, related to its contract liabilities. We expect to recognize $61,721 into revenue over the next twelve months related to our deferred revenue as of June 30, 2021.
Remaining Performance Obligation
Transaction price allocated to the remaining performance obligation represents contracted revenue that has not yet been recognized. The typical subscription term may range from 1 month to 3 years. Contracted revenue as of June 30, 2021 that has not yet been recognized was approximately $0.4 billion. This excludes contracts with an original expected length of less than one year. The Company expects to recognize the majority of its remaining performance obligation over the next 18 months.
Contract Acquisition Costs
We have various commission programs for internal sales personnel and channel partners that are incremental to the acquisition of customer contracts. These costs are recorded as deferred contract acquisition costs on the consolidated balance sheets which eligible employees and third parties may earn a commission on sales of services and products to customers. We expect that these commission fees are recoverable and, therefore, we have capitalized $91,350 and $85,690 as contract costs, net of accumulated amortization, as of June 30, 2021 and December 31, 2020, respectively, included within deferred customer acquisitions costs, current portion and deferred customer acquisition costs on our condensed consolidated balance sheets. Capitalized commission fees are amortized to sales and marketing expense over estimated customer life, which is 7 years for Vonage Communications Platform customers. The amounts amortized to sales and marketing expense were $5,046 and $9,808 for the three and six months ended June 30, 2021and $3,906 and $7,567 for the three and six months ended June 30, 2020, respectively. There were no impairment losses recognized in relation to the costs capitalized during the six months ended June 30, 2021 and 2020. In addition, the Company expenses sales commissions for commission plans related to customer arrangements deemed less than a year and for residuals and renewals.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 4.    Earnings Per Share
The following table sets forth the computation for basic and diluted loss per share for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator
Net income (loss)	$62	$(8,430)	$(314)	$(12,185)
Denominator
Weighted average common shares outstanding for basic and diluted net loss per share	251,430	245,385	250,539	244,506
Dilutive effect of stock options and restricted stock units	8,532	—	—	—
Diluted weighted average common shares outstanding	259,962	245,385	250,539	244,506
Basic income (loss) per share
Basic income (loss) per share	$—	$(0.03)	$—	$(0.05)
Diluted income (loss) per share
Diluted income (loss) per share	$—	$(0.03)	$—	$(0.05)

For the three and six months ended June 30, 2021 and 2020, the following were excluded from the calculation of diluted loss per common share because of their anti-dilutive effects:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Restricted stock units	7,456	12,409	15,129	12,409
Stock options	449	4,777	1,308	4,777
	7,905	17,186	16,437	17,186

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

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 5. Income Taxes

The income tax consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Income (loss) before income taxes	$793	$(6,937)	$2,598	$(10,942)
Income tax expense	(731)	(1,493)	(2,912)	(1,243)
Effective tax rate	92.2%	21.5%	112.1%	11.4%

Generally, provisions for income taxes during interim reporting periods apply an estimate of the annual effective tax rate for the full year. The provision for income taxes will vary with levels of pre-tax income (loss) and non-deductible expenses, NOL valuation allowances and other permanent non-deductible charges which can cause the rate to fluctuate from quarter to quarter. An alternative approach may be recorded under a discrete method which applies actual adjustments for the period including specific permanent adjustments and geographic distribution of our pre-tax income (loss). The discrete method was determined to be the appropriate method for calculating the interim tax provision as using the estimated annual effective tax rate method would have produced an unreliable rate stemming from an estimated annual marginal loss and large permanent adjustments.
During the current quarter, the UK government enacted a tax rate increase from 19% to 25% effective April 1, 2023. As such, the Company has updated its deferred tax asset to reflect the increase in rate and recorded a benefit of $253 during the three months ended June 30, 2021.
For the three and six months ended June 30, 2021, our effective tax rate was different than the statutory rate primarily due to an increase in permanent items related to limitations on executive compensation, the inclusion of foreign income in the U.S. due to foreign disregarded entities, and limitation on foreign losses.
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
Uncertain Tax Positions
The Company had uncertain tax benefits of $778 and $632 as of June 30, 2021 and December 31, 2020, respectively. The Company recognizes interest and penalties related to uncertain tax benefits in income tax expense. The Company incurred interest expense and penalties of $65 and $67 during the three and six months ended June 30, 2021. The Company did not incur any interest and penalties during both the three and six months ended June 30, 2020, respectively. The following table reconciles the total amounts of uncertain tax benefits:

	June 30, 2021	December 31, 2020
Balance as of January 1	$632	$914
Increase due to current year positions	375	114
Increase due to prior year positions	6	—
Decrease due to settlements and payments	(241)	(173)
Decrease due to lapse of applicable statute of limitations	—	(238)
(Decrease) increase due to foreign currency fluctuation	6	15
Uncertain tax benefits as of the end of the period	$778	$632

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Net Operating Loss Carry Forwards
As of June 30, 2021, the Company has U.S. Federal and state NOL carryforwards of $410,731 and $207,769, respectively, which expire at various times through 2037. We have non-US NOLs of $159,152 primarily related to the United Kingdom which has no expiration date.
Note 6.    Long-Term Debt
This footnote should be read in conjunction with the complete description of our financing arrangements under Note 8, Long-Term Debt, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.
The following table summarizes the Company's long-term debt as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Revolving credit facility - due 2023	170,500	215,500
Convertible senior notes - due 2024	345,000	345,000
Long-term debt including current maturities	515,500	560,500
Less unamortized discount	42,224	48,702
Less debt issuance costs	4,716	5,514
Total long-term debt	$468,560	$506,284
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
Prior to December 1, 2023, the notes will be convertible only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. We will satisfy any conversion election by paying or delivering, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock. During the six months ended June 30, 2021, the conditions allowing holders of the Convertible Senior Notes to convert were not met.
The net carrying amount of the liability component of the Convertible Senior Notes was as follows:

June 30, 2021
Principal	$345,000
Unamortized discount	(42,224)
Unamortized issuance cost	(4,716)
Net carrying amount	$298,060

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The following table sets forth the interest expense recognized related to the Convertible Senior Notes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Contractual interest expense	$1,510	$1,509	$3,019	$3,018
Amortization of debt discount	3,217	3,109	6,478	6,163
Amortization of debt issuance costs	399	399	798	798
Total interest expense related to the Convertible Senior Notes	$5,126	$5,017	$10,295	$9,979
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
During the six months ended June 30, 2021, we repaid $45 million under the revolving facility. In addition, the effective interest rate was 2.88% as of June 30, 2021. During the six months ended June 30, 2020, we borrowed $75 million under the revolving credit facility and repaid $50 million under the revolving facility. As of June 30, 2021, we were in compliance with all covenants, including financial covenants, for the 2018 Credit Facility.
Note 7.  Leases

The Company entered into various non-cancelable operating lease arrangements for certain of our existing office and telecommunications co-location space as well as operating leases for certain equipment. The operating leases expire at various times through 2028, some of which provide the Company options to extend the lease for terms up to 5 years beyond the original term. We are committed to pay a portion of the buildings’ operating expenses as required under the arrangements which we will separate as a non-lease component when readily determinable. The Company did not have any finance leases as of June 30, 2021 and December 31, 2020.

The Company incurred operating lease expense of $2,487 and $5,045, respectively, during the three and six months ended June 30, 2021 and $2,900 and $5,865, respectively, during the three and six months ended June 30, 2020, related to its operating leases. In addition, the Company received sub-lease income of $301 and $585, respectively, during the three and six months ended June 30, 2021 and $292 and $611, respectively, during the three and six months ended June 30, 2020. Additionally, the remaining weighted average lease term for our operating leases was 4.89 years and the weighted average discount rate utilized to measure the Company's operating leases was 4.32% as of June 30, 2021.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Supplemental cash flow related to the Company's operating leases is as follows:

	Six Months Ended
	June 30, 2021	June 30, 2020

Cash paid for amounts included in the measurement of lease liabilities	$5,782	$8,199
Right-of-use assets obtained in exchange for lease obligations	$8,431	$1,261

Maturities of operating lease liabilities as of June 30, 2021 and December 31, 2020 are as follows:

	June 30, 2021	December 31, 2020
2021 (1)	$5,925	13,134
2022	11,725	9,645
2023	10,876	8,401
2024	6,837	4,148
2025	6,937	4,248
Thereafter	9,539	7,522
Total lease payments	51,839	47,098
Less imputed interest	(4,861)	(4,525)
Total	$46,978	$42,573

(1) Excluding six months ended June 30, 2021 for the period ended June 30, 2021.

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

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 8.    Common Stock
As of June 30, 2021 and December 31, 2020, the Company had 596,950 shares of common stock authorized and had 10,388 shares available for grants under our share-based compensation programs as of June 30, 2021. For a detailed description of our share-based compensation programs refer to Note 11, Employee Stock Benefit Plans in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. The following table reflects the changes in the Company's common stock issued and outstanding:

For the Three Months Ended
(in thousands)	Issued	Treasury	Outstanding
Balance at March 31, 2020	319,880	(74,634)	245,246
Shares issued under the 2015 Equity Incentive Plan	275	—	275
Employee taxes paid on withholding shares	—	(66)	(66)
Balance at June 30, 2020	320,155	(74,700)	245,455

Balance at March 31, 2021	327,427	(76,157)	251,270
Shares issued under the 2015 Equity Incentive Plan	386	—	386
Employee taxes paid on withholding shares	—	(115)	(115)
Balance at June 30, 2021	327,813	(76,272)	251,541

For the Six Months Ended
(in thousands)	Issued	Treasury	Outstanding
Balance at December 31, 2019	315,808	(72,959)	242,849
Shares issued under the 2015 Equity Incentive Plan	4,347		4,347
Employee taxes paid on withholding shares		(1,741)	(1,741)
Balance at June 30, 2020	320,155	(74,700)	245,455

Balance at December 31, 2020	323,815	(74,841)	248,974
Shares issued under the 2015 Equity Incentive Plan	3,998		3,998
Employee taxes paid on withholding shares		(1,431)	(1,431)
Balance at June 30, 2021	327,813	(76,272)	251,541

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
State and Municipal Taxes
In accordance with generally accepted accounting principles, we make a provision for a liability for taxes when it is both probable that a liability has been incurred and the amount of the liability or range of liability can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. From time to time, we have received inquiries from a number of states and local taxing agencies with respect to the remittance of sales, use, telecommunications, and excise taxes. Several jurisdictions are currently conducting tax audits of the Company's records. While the Company collects or has accrued for taxes that it believes are required to be remitted, it has reviewed its positions in those various jurisdictions as well as other regulatory fees and has established appropriate reserves. As such, we have established reserves of $9,601 and $8,560 as of June 30, 2021 and December 31, 2020, respectively, as our best estimate of the potential tax exposure for any retroactive assessment.

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

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Information about our segment results for the six months ended June 30, 2021 and June 30, 2020 were as follows:

Three Months Ended	Service Revenue	Revenue	Adjusted EBITDA	Depreciation and Amortization
June 30, 2021
Vonage Communications Platform	$260,452	$276,413	$1,098	$22,055
Consumer	63,289	75,056	47,707	229
Total Vonage	$323,741	$351,469	$48,805	$22,284

June 30, 2020
Vonage Communications Platform	$212,310	$226,249	$(17,513)	$19,650
Consumer	75,045	84,284	59,057	1,042
Total Vonage	$287,355	$310,533	$41,544	$20,692

Six Months Ended	Service Revenue	Revenue	Adjusted EBITDA	Depreciation and Amortization
June 30, 2021
Vonage Communications Platform	$500,894	$531,867	$(748)	$42,135
Consumer	128,986	152,502	97,720	566
Total Vonage	$629,880	$684,369	$96,972	$42,701

June 30, 2020
Vonage Communications Platform	$407,959	$436,502	$(38,601)	$38,848
Consumer	152,288	171,488	118,982	2,329
Total Vonage	$560,247	$607,990	$80,381	$41,177

The Company uses Adjusted EBITDA as the measure of profit or loss for the evaluation of performance and allocation of resources of our reportable operating segments. Adjusted EBITDA is defined as net income or net loss attributable to Vonage before income tax expense or benefit, interest expense, depreciation and amortization, stock-based expense, amortization of costs to implement cloud computing arrangements, organizational transformation costs, restructuring activities, and other non-recurring items. Organizational transformation includes employee related exits including CEO succession, system change management, facility exit costs, and rebranding. Restructuring activities relate to the Company's business-wide optimization and alignment project initiated in 2020 which included employee related exits and further facility exit costs executed upon as part of the overall project. Other non-recurring items principally include certain litigation charges including defense costs and other non-recurring project costs such as the review of the Consumer business review and the business optimization project, both of which were initiated in 2020. This is also consistent with the measure used under our bank credit assessment. Our reconciliation of the aggregate amount of Adjusted EBITDA for our reportable segments to consolidated income before taxes is presented below:

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Adjusted EBITDA	$48,805	$41,544	$96,972	$80,381
Interest expense	(7,081)	(9,321)	(14,379)	(17,403)
Depreciation and amortization	(22,284)	(20,692)	(42,701)	(41,177)
Amortization of costs to implement cloud computing arrangements	(961)	(668)	(1,857)	(1,277)
Share-based expense	(15,762)	(11,326)	(30,328)	(22,442)
Organizational transformation	—	(3,925)	—	(5,119)
Restructuring activities	(1,361)	—	(2,655)	—
Other non-recurring items	(563)	(2,549)	(2,454)	(3,905)
Income (Loss) before taxes	$793	$(6,937)	$2,598	$(10,942)

Information about our operations by geographic location is as follows:

	June 30, 2021	December 31, 2020
Long-lived assets:
United States	$635,174	$646,072
United Kingdom	291,929	293,457
Israel	1,072	1,325
	$928,175	$940,854

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Impact of COVID-19
A novel strain of coronavirus, or COVID-19, was first identified in China in December 2019 and subsequently declared a pandemic on March 11, 2020, by the World Health Organization. To date, COVID-19 has impacted nearly all regions around the world and resulted in travel restrictions and business slowdowns worldwide. The full impact of the pandemic on our business, operations and financial results has and will depend on various factors that continue to evolve, which we may not accurately predict. In response to the COVID-19 pandemic, governments across the world have enacted measures aimed at containing the spread of the virus, including the practice of social distancing when engaging in authorized activities. While some of these restrictions have been lifted on a global scale, many regions, including the United States where Vonage is headquartered, are experiencing a resurgence of COVID-19 variants. As a result of the ongoing COVID-19 pandemic, typical business travel remains at reduced levels to protect the health of our employees and to comply with local guidelines, and we have also continued modified usage of Vonage offices worldwide to comply with social distancing (including our corporate headquarters), all of which disrupt how we typically operate our business.
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

Key Operating Data

The table below includes key operating data that our management uses to measure the growth and operating performance of the Vonage Communications Platform segment:

Vonage Communications Platform	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Service revenue per customer	$632	$509	$607	$492
Vonage Communications Platform service revenue churn	1.0%	0.9%	0.7%.	0.9%
Service Revenue per Customer. Service revenues per customer for a particular period is calculated by dividing the average monthly service revenues for the period by the average number of customers over the number of months in the period. The average number of customers is the number of customers on the first day of the period, plus the number of customers on the last day of the period, divided by two. Service revenues excludes revenues from trading and auction customers. Service revenue per customer increased from $509 for the three months ended June 30, 2020 to $632 for the three months ended June 30, 2021 primarily driven by the Company's successful efforts to attract larger VCP customers and to expand services provided to our existing VCP customers. Service revenue per customer increased from $492 for the six months ended June 30, 2020 to $607 for the six months ended June 30, 2021 primarily driven by growth in API services.
Vonage Communications Platform Service Revenue Churn. Vonage Communications Platform service revenue churn is calculated by dividing the service revenue from customers or customer locations that have been confirmed to be foregone during a period by the simple average of the total service revenue from all customers in that period. Service revenue for purposes of determining VCP revenue churn is service revenue excluding revenue from our trading and auction customers, and usage in excess of a customer’s contracted service plan, regulatory fees charged to customers, and credits. The simple average of total service revenue from all customers during the period is the total service revenue as defined herein on the first day of the period, plus the total service revenue as defined herein on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first month after activation. Other companies may calculate service revenue churn differently, and their service revenue churn data may not be directly comparable to ours. Vonage Communications Platform revenue churn increased from 0.9% for the three months ended June 30, 2020 to 1.0% for the three months ended June 30, 2021.  Vonage Communications Platform revenue churn decreased from 0.9% for the six months ended June 30, 2020 to 0.7%. for the six months ended June 30, 2021. Our service revenue churn may fluctuate over time due to economic conditions, seasonality in certain customer's operations, loss of customers who are acquired, and competitive pressures including promotional pricing. We are continuing to invest in our overall quality of service which includes customer care headcount and systems, billing systems, on-boarding processes and self-service options to ensure we scale our processes to our growth and continue to improve the overall customer experience.
The table below includes key operating data that our management uses to measure the growth and operating performance of the Consumer segment:

Consumer	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Average monthly revenues per subscriber line	$29.37	$27.59	$29.11	$27.40
Subscriber lines (at period end)	836,243	998,475	836,243	998,475
Customer churn	1.5%	1.5%	1.7%	1.6%
Average Monthly Revenues per Subscriber Line. Average monthly revenues per subscriber line for a particular period is calculated by dividing our revenues for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. The simple average number of subscriber lines for the period is the number of subscriber lines on the first day of the period, plus the number of subscriber lines on the last day of the period, divided by two. Our average monthly revenues per subscriber line increased from $27.59 for the three months ended June 30, 2020 to $29.37 for the three months ended June 30, 2021 due primarily to the Company's ability to retain its more tenured customers. Our average monthly revenues per subscriber line increased from $27.40 for the six months ended June 30, 2020 to $29.11 for the six months ended June 30, 2021 due primarily to the Company's ability to retain its more tenured customers.

Subscriber Lines. Our subscriber lines include, as of a particular date, all paid subscriber lines from which a customer can make an outbound telephone call on that date. Our subscriber lines include fax lines, including fax lines bundled with subscriber lines in our small office home office calling plans and soft phones, but do not include our virtual phone numbers and toll free numbers, which only allow inbound telephone calls to customers. Subscriber lines decreased from 998,475 as of June 30, 2020 to 836,243 as of June 30, 2021, reflecting planned actions to enhance the profitability of the assisted sales channel by eliminating lower performing locations and restructuring the pricing offers, and to shift investment to our business market.
Customer Churn. Customer churn is calculated by dividing the number of customers that have terminated during a period by the simple average of number of customers in a given period. The simple average number of customers during the period is the number of customers on the first day of the period, plus the number of customers on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first month after activation. Other companies may calculate customer churn differently, and their customer churn data may not be directly comparable to ours. Customer churn was flat at 1.5% for the three months ended June 30, 2021 and 2020, respectively. Customer churn increased to 1.7% for the six months ended June 30, 2021 from 1.6% for the six months ended June 30, 2020, respectively. We maximize customer value by focusing marketing spend on higher return channels and away from assisted selling channels which had higher early life churn. We monitor customer churn on a daily basis and use it as an indicator of the level of customer satisfaction. Customers who have been with us for a year or more tend to have a lower churn rate than customers who have not. In addition, our customers who are international callers generally churn at a lower rate than customers who are domestic callers. Our customer churn will fluctuate over time due to economic conditions, competitive pressures including promotional pricing targeting international long distance callers, marketplace perception of our services, and our ability to provide high quality customer care and network quality and add future innovative products and services. See the discussion above for detail regarding churn impacting our business customers.

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

Results of Operations
The following table sets forth our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Total revenues	$351,469	$310,533	$684,369	$607,990

Operating Expenses:
Cost of revenues (exclusive of depreciation and amortization)	168,797	133,988	325,584	261,406
Sales and marketing	86,215	90,827	167,689	176,448
Engineering and development	22,710	19,784	43,070	38,987
General and administrative	43,301	42,820	88,234	83,702
Depreciation and amortization	22,284	20,692	42,701	41,177
Total operating expenses	343,307	308,111	667,278	601,720
Income from operations	8,162	2,422	17,091	6,270
Other Income (Expense):
Interest expense	(7,081)	(9,321)	(14,379)	(17,403)
Other income (expense), net	(288)	(38)	(114)	191
Total other income (expense), net	(7,369)	(9,359)	(14,493)	(17,212)
Income (Loss) before income tax benefit	793	(6,937)	2,598	(10,942)
Income tax expense	(731)	(1,493)	(2,912)	(1,243)
Net income (loss)	$62	$(8,430)	$(314)	$(12,185)

Management's Discussion of the Results of Operations for the Three and Six Months Ended June 30, 2021 and 2020
The Company reported income before income taxes of $793 and loss before income taxes of $6,937 for the three months ended June 30, 2021 and June 30, 2020, respectively. The income before income taxes for the three months ended June 30, 2021 was primarily due to higher gross margin dollars of $6,127 driven by increased sales within the VCP platform primarily associated with the 40% growth in API services as compared to the prior year quarter.
The Company reported income before income taxes of $2,598 and loss before income taxes of $10,942 for the six months ended June 30, 2021 and June 30, 2020, respectively. The income before income taxes for the six months ended June 30, 2021 was primarily due to higher gross margin dollars of $12,201 driven by increased sales within the VCP platform primarily associated with the 43% growth in API services as compared to the six months ended June 30, 2020. This was slightly offset by higher operating expenses of $1,380.
The Company reported net income of $62 and net loss of $8,430 for the three months ended June 30, 2021 and June 30, 2020, respectively. The Company reported net loss of $314 and $12,185 for the six months ended June 30, 2021 and June 30, 2020, respectively. The increase in net income for the three months ended June 30, 2021 and net loss for six months ended June 30, 2021 compared to net loss for the three and six months ended June 30, 2020 was due to the income before income taxes for the three and six months ended June 30, 2021 and loss before income taxes for the three and six months ended June 30, 2020 as discussed above. While the Company reported income before income tax for the three and six months ended June 30, 2021 and loss before income tax for the three and six months ended June 30, 2020, the Company recognized tax expense of $731, $1,493, $2,912 and $1,243, respectively, during the three months ended June 30, 2021 and 2020 and the six months ended June 30, 2021 and 2020. The tax expense during the three and six months ended June 30, 2021 was driven by an increase in permanent items related to limitations on executive compensation and the inclusion of foreign income in the U.S. due to foreign disregarded entities.

Segment Adjusted EBITDA
The following graphs illustrate the composition of our Adjusted EBITDA with respect to each of our reportable segments for the three and six months ended June 30, 2021 and June 30, 2020.

The Adjusted EBITDA for Vonage Communications Platform has improved from loss of $17,513 and $38,601 for the three and six months ended June 30, 2020 to income of $1,098 and loss of $748 for the three and six months ended June 30, 2021, respectively. This improvement in Vonage Communications Platform Adjusted EBITDA is primarily due to an increase in Vonage Communications Platform gross margin dollars of $17,723 and $35,302, respectively, for the three and six months ended June 30, 2021, as the Company experience growth in API services as compared to the prior year. Adjusted EBITDA for Vonage Communications Platform was also positively impacted in the three and six months ended June 30, 2021 due to cost saving initiatives executed in the second half of 2020. The decline of Consumer Adjusted EBITDA for the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020 is primarily driven by the decrease in subscriber lines year over year as further described below.
Consolidated Gross Margin for the Three and Six Months Ended June 30, 2021 and June 30, 2020
We calculate gross margin as total revenues less cost of revenues, which primarily consists of fees that we pay to third parties on an ongoing basis in order to provide our services and costs incurred when a customer first subscribes to our service. The following table presents consolidated revenues, cost of revenues and the composition of gross margin for the three months ended June 30, 2021 and 2020:

(in thousands, except percentages)	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2021	2020	Dollar Change	Percent Change	2021	2020	Dollar Change	Percent Change
Service, access and product revenues	$332,559	$296,516	$36,043	12%	$647,352	$579,593	$67,759	12%
USF revenues	18,910	14,017	4,893	35%	$37,017	$28,397	$8,620	30%
Total revenues	351,469	310,533	40,936	13%	$684,369	$607,990	$76,379	13%

Service, access and product cost of revenues	149,887	119,971	29,916	25%	288,567	233,009	55,558	24%
USF cost of revenues	18,910	14,017	4,893	35%	37,017	28,397	8,620	30%
Total cost of revenues (1)	168,797	133,988	34,809	26%	325,584	261,406	64,178	25%
Gross margin	$182,672	$176,545	$6,127	3%	$358,785	$346,584	$12,201	4%
(1) Excludes depreciation and amortization of $15,515 and $11,148 for the three months ended June 30, 2021 and 2020, respectively and $29,162 and $22,304 for the six months ended June 30, 2021 and 2020, respectively.

Total revenues and cost of revenues were impacted by the following trends and uncertainties:
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Total revenues increased 13% for the three months ended June 30, 2021 as compared to the prior year period. The increase was primarily due to the VCP customer growth driving an increase in revenues of $50,164 as a result of increased usage on the Company's API Platform in the current year. Due to the increase in the USF rate, USF revenues increased as well. The increase in total revenues was partially offset by declining Consumer revenues of $9,228 in connection with the continued decline of Consumer subscriber lines. The Company continues to expect that the Consumer portion of the Company's overall business will become less significant. The Company will focus its resources in an effort to increase market share in its VCP communications platforms.
Total cost of revenues increased 26% for the three months ended June 30, 2021 as compared to the prior year period driven by increased costs incurred in servicing our VCP customers of $32,441 due to the 40% growth in API services. There was also an increase in costs in Consumer of $2,368 mainly due to the increase in USF costs offset by the decline in subscriber lines resulting in lower international and long-distance termination costs.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Total revenues increased 13% for the six months ended June 30, 2021 as compared to the prior year period. The increase was primarily due to the VCP customer growth driving an increase in revenues of $95,365 as a result of increased usage on the Company's API Platform in the current year. Due to the increase in the USF rate, USF revenues increased as well. The increase in total revenues was partially offset by declining Consumer revenues of $18,986 in connection with the continued decline of Consumer subscriber lines.
Total cost of revenues increased 25% for the six months ended June 30, 2021 as compared to the prior year period driven by increased costs incurred in servicing our VCP customers of $60,063 due to the 43% growth in API services as compared to the six months ended June 30, 2020. There was also an increase in costs in Consumer of $4,115 mainly due to the increase in USF costs offset by the decline in subscriber lines resulting in lower international and long-distance termination costs.

Vonage Communications Platform Gross Margin for the Three and Six Months Ended June 30, 2021 and 2020

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2021	2020	Dollar Change	Percent Change	2021	2020	Dollar Change	Percent Change
Revenues
Service revenues	$260,452	$212,310	$48,142	23%	$500,894	$407,959	$92,935	23%
Access and product revenues(1)	8,765	9,109	(344)	(4)%	17,363	19,231	(1,868)	(10)%
Service, access and product revenues excluding USF	269,217	221,419	47,798	22%	518,257	427,190	91,067	21%
USF revenues	7,196	4,830	2,366	49%	13,610	9,312	4,298	46%
Total revenues	276,413	226,249	50,164	22%	531,867	436,502	95,365	22%

Cost of revenues
Service cost of revenues (2)	130,351	100,638	29,713	30%	250,368	192,995	57,373	30%
Access and product cost of revenues (1)	10,628	10,266	362	4%	20,254	21,862	(1,608)	(7)%
Service, access and product cost of revenues excluding USF	140,979	110,904	30,075	27%	270,622	214,857	55,765	26%
USF cost of revenues	7,196	4,830	2,366	49%	13,610	9,312	4,298	46%
Total cost of revenues	148,175	115,734	32,441	28%	284,232	224,169	60,063	27%

Segment gross margin
Service margin	130,101	111,672	18,429	17%	250,526	214,964	35,562	17%
Gross margin excluding USF (Service, access and product margin)	128,238	110,515	17,723	16%	247,635	212,333	35,302	17%
Segment gross margin	$128,238	$110,515	$17,723	16%	$247,635	$212,333	$35,302	17%

Segment gross Margin %
Service margin %	50.0%	52.6%	50.0%	52.7%
Gross margin excluding USF (Service, access and product margin) %	47.6%	49.9%	47.8%	49.7%
Segment gross margin %	46.4%	48.8%	46.6%	48.6%
(1) Includes customer premise equipment, access, and shipping and handling.
(2) Excludes depreciation and amortization of $15,286 and $9,891 for the three months ended June 30, 2021 and 2020 and $28,596 and $19,679 for the six months ended June 30, 2021 and 2020, respectively.

Three Months Ended June 30, 2021 compared to Three Months Ended June 30, 2020
The following table describes the increase in VCP gross margin dollars for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020:

(in thousands)
Service gross margin increase is primarily due to increased usage of the Company's API services primarily in APAC	$18,429
Access and product gross margin decreased due to higher costs providing access services to VCP customers during the current quarter	(706)
Increase in segment gross margin	$17,723

Vonage Communications Platform service gross margin percentage decreased to 50.0% for the three months ended June 30, 2021 from 52.6% for the three months ended June 30, 2020. The decrease in business service gross margin percentage is a result of greater proportion of lower margin services across our VCP segment during the quarter ended June 30, 2021 as compared to the same period in the prior year quarter. Revenues from API services have grown to 55% of VCP revenues for the three months ended June 30, 2021 from 49% of VCP revenues during the prior year quarter driven by growth in part of API services. Our gross margin percentage may continue to be impacted by changes in the mix of service offerings provided to our customers across our VCP segment.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
The following table describes the increase in VCP gross margin dollars for the six months ended June 30, 2021 as compared to the three months ended June 30, 2020:

(in thousands)
Service gross margin increase is primarily due to increased usage of the Company's API services primarily in APAC	$35,562
Access and product gross margin decreased due to higher costs providing access services to VCP customers during the current quarter	(260)
Increase in segment gross margin	$35,302

Vonage Communications Platform service gross margin percentage decreased to 50.0% for the six months ended June 30, 2021 from 52.7% for the six months ended June 30, 2020. The decrease in business service gross margin percentage is a result of greater proportion of lower margin services across our VCP segment during the six months ended June 30, 2021 as compared to the same period in the prior year. Revenues from API services have grown to 54% of VCP revenues for the six months ended June 30, 2021 from 46% of VCP revenues during the prior year driven by growth in part of API services. Our gross margin percentage may continue to be impacted by changes in the mix of service offerings provided to our customers across our VCP segment.

Consumer Gross Margin for the Three and Six Months Ended June 30, 2021 and 2020

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2021	2020	Dollar Change	Percent Change	2021	2020	Dollar Change	Percent Change
Revenues
Service revenues	$63,289	$75,045	$(11,756)	(16)%	$128,986	$152,288	$(23,302)	(15)%
Access and product revenues(1)	53	52	1	2%	109	115	(6)	(5)%
Service, access and product revenues excluding USF	63,342	75,097	(11,755)	(16)%	129,095	152,403	(23,308)	(15)%
USF revenues	11,714	9,187	2,527	28%	23,407	19,085	4,322	23%
Total revenues	75,056	84,284	(9,228)	(11)%	152,502	171,488	(18,986)	(11)%

Cost of revenues
Service cost of revenues (2)	8,412	8,671	(259)	(3)%	16,925	17,183	(258)	(2)%
Access and product cost of revenues (1)	496	396	100	25%	1,020	969	51	5%
Service, access and product cost of revenues excluding USF	8,908	9,067	(159)	(2)%	17,945	18,152	(207)	(1)%
USF cost of revenues	11,714	9,187	2,527	28%	23,407	19,085	4,322	23%
Total cost of revenues	20,622	18,254	2,368	13%	41,352	37,237	4,115	11%

Segment gross margin
Service margin	54,877	66,374	(11,497)	(17)%	112,061	135,105	(23,044)	(17)%
Gross margin excluding USF (Service, access and product margin)	54,434	66,030	(11,596)	(18)%	111,150	134,251	(23,101)	(17)%
Segment gross margin	$54,434	$66,030	$(11,596)	(18)%	$111,150	$134,251	$(23,101)	(17)%

Segment gross Margin %
Service margin %	86.7%	88.4%	86.9%	88.7%
Gross margin excluding USF (Service, access and product margin) %	85.9%	87.9%	86.1%	88.1%
Segment gross margin %	72.5%	78.3%	72.9%	78.3%
(1) Includes customer premise equipment and shipping and handling.
(2) Excludes depreciation and amortization of $229 and $1,257 for the three months ended June 30, 2021 and 2020 and $566 and $2,625 for the six months ended June 30, 2021 and 2020, respectively.

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
The following table describes the decrease in consumer gross margin dollars for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020:

(in thousands)
Service gross margin decreased primarily due to a decrease in subscriber lines of 16% resulting in lower gross margin of $11,284 which has been declining over recent years	$(11,497)
Access and product gross margin decreased 29% primarily due to sales to customers during the current quarter	(99)
Decrease in segment gross margin	$(11,596)

Consumer service gross margin percentage decreased to 86.7% for the three months ended June 30, 2021 from 88.4% for the three months ended June 30, 2020 due to slightly higher international and domestic termination rates.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
The following table describes the decrease in consumer gross margin dollars for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020:

(in thousands)
Service gross margin decreased primarily due to a decrease in subscriber lines of 16% resulting in lower gross margin of $22,902, which has been declining over recent years	$(23,044)
Access and product gross margin decreased 7% primarily due to sales to customers for the six months ended June 30, 2021	(57)
Decrease in segment gross margin	$(23,101)

Consumer service gross margin percentage decreased to 86.9% for the six months ended June 30, 2021 from 88.7% for the six months ended June 30, 2020 due to slightly higher international and domestic termination rates.

Other Operating Expenses

The following table presents our other operating costs during the six months ended June 30, 2021 and 2020, respectively:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except percentages)	2021	2020	Dollar Change	Percent Change	2021	2020	Dollar Change	Percent Change
Sales and marketing	$86,215	$90,827	$(4,612)	(5)%	$167,689	$176,448	$(8,759)	(5)%
Engineering and development	22,710	19,784	2,926	15%	43,070	38,987	4,083	10%
General and administrative	43,301	42,820	481	1%	88,234	83,702	4,532	5%
Depreciation and amortization	22,284	20,692	1,592	8%	42,701	41,177	1,524	4%
Total other operating expenses	$174,510	$174,123	$387	—%	$341,694	$340,314	$1,380	—%

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Total other operating expenses increased by $387 as compared to the three months ended June 30, 2020 due to the following:
•Sales and marketing expense decreased by $4,612, primarily due to the realization of cost savings related to initiatives executed during the second half of the prior year.
•Engineering and development expense increased by $2,926, in connection with the Company's increased employee related costs as there is continued focus on innovation and developing further functionality related to its proprietary platform in order to support customers through the mid-market and enterprise sector.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Total other operating expenses increased by $1,380 as compared to the six months ended June 30, 2020 due to the following:
•Sales and marketing expense decreased by $8,759, primarily due to the realization of cost savings related to initiatives executed during the second half of the prior year along with lower travel related costs in the current year as travel continues to be limited due to the ongoing pandemic.
•Engineering and development expense increased by $4,083, in connection with the Company's increased employee related costs as there is continued focus on innovation and developing further functionality related to its proprietary platform in order to support customers through the mid-market and enterprise sector.
•General and administrative expense increased by $4,532, primarily due to an increase in stock compensation expense to employees and a $2 million donation to the Company's foundation in the current year. This was slightly offset by decreased employee costs as the Company has begun to realize cost savings associated with the initiatives executed upon in the prior year.

Other Income (Expense)

(in thousands, except percentages)	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2021	2020	Dollar Change	Percent Change	2021	2020	Dollar Change	Percent Change
Interest expense	$(7,081)	$(9,321)	$2,240	24%	$(14,379)	$(17,403)	$3,024	17%
Other income (expense), net	(288)	(38)	(250)	658%	(114)	191	(305)	160%
	$(7,369)	$(9,359)	$1,990		$(14,493)	$(17,212)	$2,719

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Interest expense. The decrease in interest expense of $2,240, or 24%, was mainly due to lower interest expense due to lower principal balances on our 2018 Credit Facility.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Interest expense. The decrease in interest expense of $3,024, or 17%, was mainly due to lower interest expense due to lower principal balances on our 2018 Credit Facility.
Income Taxes

(in thousands, except percentages)	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2021	2020	Dollar Change	Percent Change	2021	2020	Dollar Change	Percent Change
Income tax (expense) benefit	$(731)	$(1,493)	$762	51%	$(2,912)	$(1,243)	$(1,669)	(134)%
Effective tax rate	(92)%	22%			(112)%	11%

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
The tax expense recorded for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 is primarily due to an increase in permanent items related to limitations on executive compensation, the inclusion of foreign income in the U.S. due to foreign disregarded entities, and limitation on foreign losses as compared to the three months ended June 30, 2020. For the three months ended June 30, 2021, the actual discrete was determined to be the appropriate method for calculating the interim tax provision as using the estimated annual effective tax rate method would have produced an unreliable rate stemming from a marginal loss and large permanent adjustments.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
The tax expense recorded for the six months ended June 30, 2021 compared to the six months ended ended June 30, 2020 is primarily due to an increase in permanent items related to limitations on executive compensation, the inclusion of foreign income in the U.S. due to foreign disregarded entities, and limitation on foreign losses as compared to the six months ended June 30, 2020. For the six months ended June 30, 2021, the actual discrete was determined to be the appropriate method for calculating the interim tax provision as using the estimated annual effective tax rate method would have produced an unreliable rate stemming from a marginal loss and large permanent adjustments.

Non-GAAP Metrics
Adjusted EBITDA is a non-GAAP financial measure and is the primary basis used as the measure of profit or loss for our businesses. Adjusted EBITDA is defined as net income or net loss attributable to Vonage before income tax expense or benefit, interest expense, depreciation and amortization, stock-based expense, amortization of costs to implement cloud computing arrangements, organizational transformation costs, restructuring activities, and other non-recurring items. Organizational transformation in the prior year included employee related exits including CEO succession, system change management, facility exit costs, and rebranding. Restructuring activities relate to the Company's business-wide optimization and alignment project initiated in 2020 which included employee related exits and facility exit costs executed upon as part of the overall project. Other non-recurring items principally include certain litigation charges including defense costs and other non-recurring project costs such as the review of the Consumer business review and the business optimization project, both of which were initiated in 2020. This is also consistent with the measure used under our bank credit assessment. Our management and our Board of Directors utilize Adjusted EBITDA to evaluate our consolidated operating performance and the performance of our operating segments and to allocate resources and capital to our segments. It is also a significant performance measure in our annual incentive compensation programs. We believe that Adjusted EBITDA is useful to our investors as a basis for comparing our operating performance with that of other companies in our industries, although our measure of Adjusted EBITDA may not be directly comparable to that of other companies.
Our reconciliation of the aggregate amount of Adjusted EBITDA to consolidated income before taxes is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income (loss)	$62	$(8,430)	$(314)	$(12,185)
Income tax expense	731	1,493	2,912	1,243
Interest expense	7,081	9,321	14,379	17,403
Depreciation and amortization	22,284	20,692	42,701	41,177
Amortization of costs to implement cloud computing arrangements	961	668	1,857	1,277
Share-based expense	15,762	11,326	30,328	22,442
Organizational transformation	—	3,925	—	5,119
Restructuring activities	1,361	—	2,655	—
Other non-recurring items	563	2,549	2,454	3,905
Adjusted EBITDA	$48,805	$41,544	$96,972	$80,381

Liquidity and Capital Resources
Overview
For the six months ended June 30, 2021, we had higher net cash from operations compared to the prior year due to higher gross profit dollars during the current year. We expect to continue to balance efforts to grow our revenue with seeking to consistently achieve operating profitability. To grow our revenue, we continue to make investments in growth initiatives, marketing, applications development, network quality and expansion, and customer care. We believe that cash flow from operations and cash on hand will fund our operations for at least the next twelve months.
The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended
	June 30,
(in thousands)	2021	2020	Dollar Change
Net cash provided by operating activities	$89,521	$38,803	$50,718
Net cash used in investing activities	(29,216)	(25,244)	(3,972)
Net cash (used in) provided by financing activities	(62,241)	12,064	(74,305)
Effect of exchange rate changes on cash and cash equivalents	(987)	(1,647)	660

Operating Activities
The following table describes the changes in cash provided by operating activities for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020:

(in thousands)
Increase in operating income adjusted for non-cash items primarily due to increased gross margin driven by growth within VCP during the quarter	$23,763
Increase in working capital driven primarily by timing of vendor payments, prepayments for annual licenses and improvement in operating cash flows as a result of benefits under the CARES Act.	26,955
Increase in cash provided by operating activities	$50,718
Investing Activities
The following table describes the changes in cash used in investing activities for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020:

(in thousands)
Increase in payments to acquire and develop software assets	(4,180)
Decrease in payments related to capital expenditures	131
Decrease in payments to acquire new patents on our developed technology	77
Increase in cash used in investing activities	$(3,972)

Financing Activities
The following table describes the changes in cash (used in) provided by financing activities for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020:

(in thousands)
Decreased borrowings net of repayments during the current year	$(70,000)
Increase in payments associated with taxes on share based compensation due to higher vesting and stock price in 2021	(4,954)
Increase in proceeds received from exercise of stock options due to fewer exercises in 2020	649
Decrease in cash (used in) provided by financing activities	$(74,305)

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
We maintain significant availability under our lines of credit to meet our short-term liquidity requirements. As of June 30, 2021, amounts available under the 2018 Credit Facility totaled $329.5 million.

Uses of Liquidity
The Company's requirements for liquidity and capital resources are generally for the purposes of operating activities, debt service obligations, restructuring initiatives, and capital expenditures. For the six months ended June 30, 2021, capital expenditures were primarily for the implementation of software solutions and purchase of network equipment as we continue to expand our network. Our capital expenditures for the six months ended June 30, 2021, were $29,216, of which $24,379 was for software acquisition and development. The majority of these expenditures are comprised of investments in information technology and systems infrastructure, including an electronic data warehouse, online customer service, and customer management platforms. For full year 2021, we estimate our capital and software expenditures will be approximately $65 million.
State and Local Sales Taxes
We have contingent liabilities for state and local sales taxes. As of June 30, 2021, we had a reserve of $9,601. If our ultimate liability exceeds this amount, it could affect our liquidity unfavorably. However, we do not believe it will significantly impair our liquidity.

Off-Balance Sheet Arrangements
Obligations under Certain Guarantee Contracts
We enter guarantee arrangements in the normal course of business to facilitate transactions with third parties. These arrangements include financial and performance guarantees, stand-by letters of credit, debt guarantees and indemnifications. As of June 30, 2021 and December 31, 2020 we had stand-by letters of credit of $1,502, respectively.

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
We identify our most critical accounting policies as those that are the most pervasive and important to the portrayal of our financial position and results of operations, and those that require the most difficult, subjective or complex judgments by management regarding estimates. Our critical accounting policies include revenue recognition, valuation of goodwill and intangible assets, income taxes and capitalized software. As of June 30, 2021, our goodwill is attributable to our VCP operating segment. We perform our annual test of goodwill on October 1st. Additionally, we will assess our goodwill for impairment between annual tests when specific circumstances dictate.
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
As of June 30, 2021, if the interest rate on our variable rate debt changed by 1% on our 2018 Revolving Credit Facility, our annual debt service payment would change by approximately $1,705.
As of June 30, 2021, we had $345.0 million outstanding on our 1.75% convertible senior notes due 2024. The Notes have 1.75% percent fixed annual interest rates and, therefore, our economic interest rate exposure on our convertible senior notes is fixed. However, the values of the convertible senior notes are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate convertible senior notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the convertible senior notes are affected by our stock price. The fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. Additionally, we carry the convertible senior notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only.

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
Other than the risk factor set forth below, there have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

See accompanying Exhibit Index for a list of the exhibits filed or furnished with this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	The following financial information from Vonage Holdings Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Stockholders Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VONAGE HOLDINGS CORP.

Dated:	August 5, 2021	By:	/s/ Stephen Lasher
Stephen Lasher Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)