Form 10-Q
period 2021-09-30
VONAGE HOLDINGS CORP
filed 2021-11-04
CIK 1272830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	November 1, 2021
Common Stock, par value $0.001	252,473,758	shares

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

PART 1 - FINANCIAL INFORMATION
ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES
VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 30, 2021	December 31, 2020
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$48,386	$43,078
Accounts receivable, net of allowance of $6,313 and $8,878, respectively	138,630	116,304
Deferred customer acquisition costs, current portion	22,897	18,161
Prepaid expenses	36,469	32,131
Other current assets	4,186	6,230
Total current assets	250,568	215,904
Property and equipment, net of accumulated depreciation of $126,917 and $117,761, respectively	25,742	31,621
Operating lease right-of-use assets	32,202	29,330
Goodwill	613,774	624,328
Software, net of accumulated amortization of $131,695 and $111,642, respectively	99,933	80,638
Deferred customer acquisition costs	73,310	67,529
Restricted cash	2,461	1,919
Intangible assets, net of accumulated amortization of $303,041 and $275,346, respectively	168,175	204,267
Deferred tax assets	104,705	106,374
Other assets	34,359	33,926
Total assets	$1,405,229	$1,395,836
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$44,046	$17,464
Accrued expenses	186,000	158,080
Deferred revenue, current portion	56,325	65,506
Operating lease liabilities, current portion	10,260	11,554
Total current liabilities	296,631	252,604
Indebtedness under revolving credit facility	150,500	215,500
Convertible senior notes, net	301,807	290,784
Operating lease liabilities	33,855	31,019
Other liabilities	3,083	3,155
Total liabilities	785,876	793,062
Commitments and Contingencies (Note 9)
Stockholders’ Equity:
Common stock, par value 0.001 per share; 596,950 shares authorized at September 30, 2021, and December 31, 2020	329	324
Additional paid-in capital	1,608,182	1,554,574
Accumulated deficit	(669,567)	(667,221)
Treasury stock, at cost	(342,497)	(320,891)
Accumulated other comprehensive income	22,906	35,988
Total stockholders’ equity	619,353	602,774
Total liabilities and stockholders’ equity	$1,405,229	$1,395,836
See accompanying notes to condensed consolidated financial statements.

VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenues:
Service, access and product revenues	$341,544	$298,991	$988,896	$878,584
USF revenues	16,797	17,658	53,814	46,055
Total revenues	358,341	316,649	1,042,710	924,639

Operating Expenses:
Service, access and product cost of revenues (excluding depreciation and amortization)	161,067	124,243	449,634	357,252
USF cost of revenues	16,797	17,658	53,814	46,055
Sales and marketing	86,826	85,505	254,515	261,953
Engineering and development	17,636	20,110	60,706	59,097
General and administrative	44,063	56,835	132,297	140,537
Depreciation and amortization	22,507	22,887	65,208	64,064
Total operating expenses	348,896	327,238	1,016,174	928,958
Income (Loss) from operations	9,445	(10,589)	26,536	(4,319)
Other Income (Expense):
Interest expense	(7,045)	(7,373)	(21,424)	(24,776)
Other income (expense), net	(100)	(37)	(214)	154
Total other expense, net	(7,145)	(7,410)	(21,638)	(24,622)
Income (Loss) before income tax	2,300	(17,999)	4,898	(28,941)
Income tax (expense) benefit	(4,332)	7,937	(7,244)	6,694
Net loss	$(2,032)	$(10,062)	$(2,346)	$(22,247)

Loss per common share:
Basic and Diluted	$(0.01)	$(0.04)	$(0.01)	$(0.09)
Weighted-average common shares outstanding:
Basic and Diluted	252,101	246,697	251,065	245,242

See accompanying notes to condensed consolidated financial statements.

VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Net loss	$(2,032)	$(10,062)	$(2,346)	$(22,247)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax expense (benefit) of $698, $(1,086), $1,529, and $(1,275), respectively	(13,160)	19,776	(13,082)	218
Unrealized loss on derivatives, net of tax expense (benefit) of $—, $—, —, and $(4), respectively	—	—	—	1,001
Total other comprehensive (loss) income	(13,160)	19,776	(13,082)	1,219
Comprehensive (loss) income	$(15,192)	$9,714	$(15,428)	$(21,028)

See accompanying notes to condensed consolidated financial statements.

VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(2,346)	$(22,247)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	32,863	22,531
Amortization of intangibles	32,345	41,533
Deferred income taxes	3,181	(8,130)
Amortization of deferred customer acquisition costs	15,164	11,653
Allowances for doubtful accounts	1,353	4,778
Amortization of financing costs and debt discount	11,632	11,127
(Gain) Loss on disposal of property and equipment and intangible assets	(487)	743
Share-based expense	47,575	33,972
Changes in derivatives	—	1,055
Changes in operating assets and liabilities:
Accounts receivable	(27,779)	(19,825)
Prepaid expenses and other current assets	(2,130)	(10,453)
Deferred customer acquisition costs	(26,076)	(22,342)
Accounts payable and accrued expenses	58,614	1,612
Deferred revenue	(8,062)	2,997
Other assets - deferred cloud computing implementation costs	(3,002)	(5,394)
Other assets and liabilities	562	7,821
Net cash provided by operating activities	133,407	51,431
Cash flows provided by (used in) investing activities:
Capital expenditures	(6,782)	(7,718)
Proceeds from sale of intangible assets, net of payment for intangible assets	318	(260)
Acquisition and development of software assets	(35,520)	(30,256)
Net cash used in investing activities	(41,984)	(38,234)
Cash flows provided by (used in) financing activities:
Payments for short and long-term debt	(65,000)	(55,000)
Proceeds from issuance of long-term debt	—	75,000
Employee taxes paid on withholding shares	(21,606)	(15,180)
Proceeds from exercise of stock options	2,379	8,051
Net cash (used in) provided by financing activities	(84,227)	12,871
Effect of exchange rate changes on cash	(1,346)	(1,334)
Net increase in cash, cash equivalents, and restricted cash	5,850	24,734
Cash, cash equivalents, and restricted cash, beginning of period	44,997	25,635
Cash, cash equivalents, and restricted cash, end of period	$50,847	$50,369
Supplemental disclosures of cash flow information:
Cash paid (received) during the periods for:
Interest	$8,563	$10,887
Income taxes	$865	$(4)
Non-cash investing activities:
Acquisition of long-term assets included in accounts payable and accrued expenses	$4,125	$2,791
Share-based compensation capitalized in internally developed software costs	$3,659	$3,042

See accompanying notes to condensed consolidated financial statements.

VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at June 30, 2020	$320	$1,519,055	$(643,194)	$(319,314)	$(9,228)	$547,639
Stock option exercises	3	7,805				7,808
Share-based expense		12,667				12,667
Employee taxes paid on withholding shares				(597)		(597)
Foreign currency translation adjustment					19,776	19,776
Net loss			(10,062)			(10,062)
Balance at September 30, 2020	$323	$1,539,527	$(653,256)	$(319,911)	$10,548	$577,231

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at June 30, 2021	$328	$1,588,222	$(667,535)	$(339,024)	$36,066	$618,057
Stock option exercises	1	1,486				1,487
Share-based expense		18,474				18,474
Employee taxes paid on withholding shares				(3,473)		(3,473)
Foreign currency translation adjustment					(13,160)	(13,160)
Net loss			(2,032)			(2,032)
Balance at September 30, 2021	$329	$1,608,182	$(669,567)	$(342,497)	$22,906	$619,353
See accompanying notes to condensed consolidated financial statements.

VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2019	$316	$1,494,469	$(631,009)	$(306,043)	$9,329	$567,062
Stock option exercises	7	8,044				8,051
Share-based expense		37,014				37,014
Employee taxes paid on withholding shares				(13,868)		(13,868)
Foreign currency translation adjustment					218	218
Unrealized gain on derivatives					1,001	1,001
Net loss			(22,247)			(22,247)
Balance at September 30, 2020	$323	$1,539,527	$(653,256)	$(319,911)	$10,548	$577,231

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2020	$324	$1,554,574	$(667,221)	$(320,891)	$35,988	$602,774
Stock option exercises	5	2,374				2,379
Share-based expense		51,234				51,234
Employee taxes paid on withholding shares				(21,606)		(21,606)
Foreign currency translation adjustment					(13,082)	(13,082)
Net loss			(2,346)			(2,346)
Balance at September 30, 2021	$329	$1,608,182	$(669,567)	$(342,497)	$22,906	$619,353

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
Customers in the United States represented 64% and 68% of our consolidated revenues for the three months ended September 30, 2021 and 2020 and 65% and 69% for the nine months ended September 30, 2021 and 2020, respectively, with the balance in Canada, the United Kingdom, China, Singapore, Netherlands, and other countries around the world.
Unaudited Interim Financial Information
The accompanying unaudited interim condensed consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the SEC's regulations for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the Company's financial position, results of operations, comprehensive income, cash flows, and stockholders’ equity for the periods presented. The results for the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year.
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
Business Combinations
On October 18, 2021, the Company completed the acquisition of certain assets and liabilities of Jumper AI Pte. Ltd. for cash consideration of $7 million. The Company expects to allocate the purchase price primarily to developed technology and customer relationships. The Company may make additional payments of up to $9 million over the next two years subject to continuing employment of key individuals and achievement of certain financial targets.
Service, Access, and Product Cost of Revenues
Service, access, and product cost of revenues excludes depreciation and amortization expense of $15,817 and $13,649 for the three months ended September 30, 2021 and 2020 and $44,979 and $35,953 for the nine months ended September 30, 2021 and 2020, respectively. In addition, costs of goods sold included service, access, and product cost of revenues during the three months ended September 30, 2021 and 2020 were $3,284 and $2,707 and during the nine months ended September 30, 2021 and 2020 were $10,169 and $8,802, respectively.
Sales and Marketing Expenses
We incurred advertising costs, which are included in sales and marketing, of $10,851 and $10,785 for the three months ended September 30, 2021 and 2020 and $33,317 and $34,535 for the nine months ended September 30, 2021 and 2020, respectively.
Fair Value of Financial Instruments
Certain of the Company's other financial instruments, which include cash and cash equivalents, restricted cash, accounts receivable and accounts payable, approximate fair value due to their short-term nature and as such are classified as Level 1. We believe the fair value of our 2018 Credit Facility at September 30, 2021 and December 31, 2020 was approximately the same as its carrying amount as the facility bears interest at a variable rate indexed to current market conditions and is classified as Level 2 within the fair value hierarchy.
As of September 30, 2021 and December 31, 2020, the fair value of the 1.75% convertible senior notes due 2024 (the “Convertible Senior Notes”) was approximately $385,345 and $373,373, respectively. The fair value was determined based on the quoted price for the Convertible Senior Notes in an inactive market on the last trading day of the reporting period and is classified as Level 2 in the fair value hierarchy.

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
Supplemental Balance Sheet Information
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to amounts included in the consolidated statements of cash flows:

	As of September 30,		As of December 31,
	2021	2020	2020	2019
Cash and cash equivalents	$48,386	$48,370	$43,078	$23,620
Restricted cash	2,461	1,999	1,919	2,015
Total cash, cash equivalents and restricted cash	$50,847	$50,369	$44,997	$25,635

The following tables provides supplemental information of intangible assets and accrued expenses within the consolidated balance sheets:

Intangible assets, net

	September 30, 2021			December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$277,973	$(163,713)	$114,260	$284,692	$(150,094)	$134,598
Developed technology	171,749	(118,513)	53,236	173,572	(104,468)	69,104
Patents and patent licenses	21,007	(20,328)	679	20,849	(20,284)	565
Trade names	487	(487)	—	500	(500)	—
Total intangible assets	$471,216	$(303,041)	$168,175	$479,613	$(275,346)	$204,267

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Accrued expenses

	September 30, 2021	December 31, 2020
Compensation and related taxes and temporary labor	$40,656	$43,580
Marketing	30,657	15,319
Taxes and fees	25,998	25,977
Telecommunications	64,792	52,975
Severance	1,000	3,594
Interest	2,379	847
Customer credits	3,285	4,738
Professional fees	4,460	1,953
Inventory	588	659
Other accruals	12,185	8,438
Accrued expenses	$186,000	$158,080
In the second half of 2020, the Company initiated a business-wide optimization and alignment project to focus the Company's resources and drive stronger operational execution. In connection with this project, the Company incurred severance costs of $2,641 during the nine months ended September 30, 2021, related to further employee exits, which was included in general and administrative expense. During the nine months ended September 30, 2020, the Company incurred accrued severance costs of $9,121 related to employee exits as well as the abandonment of a portion of its office leases as further described in Note 7, Leases which together resulted in total restructuring expense included in general and administrative expense of $15,182.
Goodwill
The Company's goodwill is derived primarily from the acquisitions of Vocalocity, Telesphere, iCore, Simple Signal, Nexmo, TokBox, and NewVoiceMedia which are included in the Company's Vonage Communications Platform segment. The following table provides a summary of the changes in the carrying amounts of goodwill:

Balance at December 31, 2020	$624,328
Foreign currency translation adjustment	(10,554)
Balance at September 30, 2021	$613,774
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06, "Debt - Debt with Conversion Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity". This ASU simplifies the accounting for certain convertible instruments such that the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under ASC 815, or that do not result in substantial premiums accounted for as paid-in-capital. As a result, more convertible debt instruments will be accounted for as a single liability measured at its amortized cost. In addition, the ASU requires the use of the if-converted method to be applied to convertible instruments when calculating earnings per share. The ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, using either a modified retrospective or a full retrospective approach. Early adoption is permitted for fiscal years beginning after December 15, 2020. The Company intends to adopt the ASU on a modified retrospective basis on January 1, 2022. Under the ASU, the Convertible Senior Notes will be recorded in their entirety as a liability and will no longer be bifurcated between equity and liability components.

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

	Three Months Ended			Three Months Ended
	September 30, 2021			September 30, 2020
	VCP	Consumer	Total	VCP	Consumer	Total
Primary geographical markets
Americas	$166,427	$67,824	$234,251	$143,800	$80,296	$224,096
EMEA	72,730	2,361	75,091	51,762	2,527	54,289
APAC	48,999	—	48,999	38,264	—	38,264
	$288,156	$70,185	$358,341	$233,826	$82,823	$316,649
Major Sources of Revenue
Service revenues	$274,031	$60,162	$334,193	$218,456	$71,693	$290,149
Access and product revenues	7,280	71	7,351	8,757	85	8,842
USF revenues	6,845	9,952	16,797	6,613	11,045	17,658
	$288,156	$70,185	$358,341	$233,826	$82,823	$316,649

	Nine Months Ended			Nine Months Ended
	September 30, 2021			September 30, 2020
	VCP	Consumer	Total	VCP	Consumer	Total
Primary geographical markets
Americas	$472,023	$215,344	$687,367	$409,525	$246,728	$656,253
EMEA	204,091	7,343	211,434	154,030	7,583	$161,613
APAC	143,909	—	143,909	106,773	—	$106,773
	$820,023	$222,687	$1,042,710	$670,328	$254,311	$924,639
Major Sources of Revenue
Service revenues	$774,925	$189,148	$964,073	$626,416	$223,981	$850,397
Access and product revenues	24,643	180	24,823	27,987	200	28,187
USF revenues	20,455	33,359	53,814	15,925	30,130	46,055
	$820,023	$222,687	$1,042,710	$670,328	$254,311	$924,639

In addition, the Company recognizes service revenues from its customers through subscription services provided or through usage or pay-per-use type arrangements. During the three and nine months ended September 30, 2021, the Company recognized $148,149 and $447,839 related to subscription services, $160,645 and $444,293 related to usage, and $49,547 and $150,578 related to other revenues such as USF, other regulatory fees, and credits. During the three and nine months ended September 30, 2020, the Company recognized $152,636 and $463,218 related to subscription services, $116,557 and $320,983 related to usage, and $47,456 and $140,438 related to other revenues such as USF, other regulatory fees, and credits.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Contract Assets and Liabilities
The following table provides information about receivables and contract liabilities from contracts with customers:

	September 30, 2021	December 31, 2020
Receivables (1)	$138,630	$116,304
Contract liabilities (2)	56,325	65,506
(1) Amounts included in accounts receivables on our condensed consolidated balance sheets.
(2) Amounts included in deferred revenues on our condensed consolidated balance sheet.
Our deferred revenue represents the advance consideration received from customers for subscription services and is predominantly recognized over the following month as transfer of control occurs. During the three and nine months ended September 30, 2021, the Company recognized revenue of $104,072 and $315,768, respectively. During the three and nine months ended September 30, 2020, the Company recognized revenue of $106,866 and $325,252, respectively, related to its contract liabilities. We expect to recognize $56,325 into revenue over the next twelve months related to our deferred revenue as of September 30, 2021.
Remaining Performance Obligation
Transaction price allocated to the remaining performance obligation represents contracted revenue that has not yet been recognized. The typical subscription term may range from 1 month to 3 years. Contracted revenue as of September 30, 2021 that has not yet been recognized was approximately $0.4 billion. This excludes contracts with an original expected length of less than one year. The Company expects to recognize the majority of its remaining performance obligation over the next 18 months.
Contract Acquisition Costs
We have various commission programs for internal sales personnel and channel partners that are incremental to the acquisition of customer contracts. These costs are recorded as deferred contract acquisition costs on the consolidated balance sheets which eligible employees and third parties may earn a commission on sales of services and products to customers. We expect that these commission fees are recoverable and, therefore, we have capitalized $96,207 and $85,690 as contract costs, net of accumulated amortization, as of September 30, 2021 and December 31, 2020, respectively, included within deferred customer acquisitions costs, current portion and deferred customer acquisition costs on our condensed consolidated balance sheets. Capitalized commission fees are amortized to sales and marketing expense over estimated customer life, which is 7 years for Vonage Communications Platform customers. The amounts amortized to sales and marketing expense were $5,356 and $15,164 for the three and nine months ended September 30, 2021 and $4,086 and $11,653 for the three and nine months ended September 30, 2020, respectively. There were no impairment losses recognized in relation to the costs capitalized during the three and nine months ended September 30, 2021 and 2020. In addition, the Company expenses sales commissions for commission plans related to customer arrangements deemed less than a year and for residuals and renewals.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 4.    Earnings Per Share
The following table sets forth the computation for basic and diluted loss per share for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator
Net loss	$(2,032)	$(10,062)	$(2,346)	$(22,247)
Denominator
Weighted average common shares outstanding for basic and diluted net loss per share	252,101	246,697	251,065	245,242
Basic and diluted loss per share
Basic and diluted loss per share	$(0.01)	$(0.04)	$(0.01)	$(0.09)

For the three and nine months ended September 30, 2021 and 2020, the following were excluded from the calculation of diluted loss per common share because of their anti-dilutive effects:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Restricted stock units	14,107	14,165	14,107	14,165
Stock options	1,051	2,129	1,051	2,129
	15,158	16,294	15,158	16,294

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

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 5. Income Taxes

The income tax consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Income (loss) before income taxes	$2,300	$(17,999)	$4,898	$(28,941)
Income tax expense	(4,332)	7,937	(7,244)	6,694
Effective tax rate	188.3%	(44.1)%	147.9%	(23.1)%

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
During the second quarter of 2021, the UK government enacted a tax rate increase from 19% to 25% effective April 1, 2023. As such, the Company has updated its deferred tax asset to reflect the increase in rate and recorded a benefit of $253 during the second quarter of 2021.
For the three and nine months ended September 30, 2021, our effective tax rate was different than the statutory rate primarily due to an increase in permanent items related to limitations on executive compensation, the inclusion of foreign income in the U.S. due to foreign disregarded entities, and limitation on foreign losses. The limitation on executive compensation significantly impacted the deductibility of equity compensation and the Company recorded an expense of $2,097. In addition, the Company recorded a benefit of $1.8 million related to a partial research and development tax credit associated with earlier years.
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

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Uncertain Tax Positions
The Company had uncertain tax benefits of $650 and $632 as of September 30, 2021 and December 31, 2020, respectively. The Company recognizes interest and penalties related to uncertain tax benefits in income tax expense. The Company recognized a benefit of $69 and $2 of interest and penalties, during the three and nine months ended September 30, 2021, respectively, and a benefit of $29 and $40 for the three and nine months ended September 30, 2020, respectively. The following table reconciles the total amounts of uncertain tax benefits:

	September 30, 2021	December 31, 2020
Balance as of January 1	$632	$914
Increase due to current year positions	375	114
Increase due to prior year positions	10	—
Decrease due to settlements and payments	(355)	(173)
Decrease due to lapse of applicable statute of limitations	(10)	(238)
(Decrease) increase due to foreign currency fluctuation	(2)	15
Uncertain tax benefits as of the end of the period	$650	$632
Net Operating Loss Carry Forwards
As of September 30, 2021, the Company has U.S. Federal and state NOL carryforwards of $410,731 and $207,769, respectively. With the exception of $5,822 of U.S. Federal NOL which has no expiration date, the remaining NOLs expire at various times through 2037. We have non-US NOLs of $159,152 primarily related to the United Kingdom which has no expiration date.

Note 6.    Long-Term Debt
This footnote should be read in conjunction with the complete description of our financing arrangements under Note 8, Long-Term Debt, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.
The following table summarizes the Company's long-term debt as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Revolving credit facility - due 2023	150,500	215,500
Convertible senior notes - due 2024	345,000	345,000
Long-term debt including current maturities	495,500	560,500
Less unamortized discount	38,875	48,702
Less debt issuance costs	4,318	5,514
Total long-term debt	$452,307	$506,284
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
Prior to December 1, 2023, the notes will be convertible only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. We will satisfy any conversion election by paying or delivering, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock. During the nine months ended September 30, 2021, the conditions allowing holders of the Convertible Senior Notes to convert were not met.
The net carrying amount of the liability component of the Convertible Senior Notes was as follows:

September 30, 2021
Principal	$345,000
Unamortized discount	(38,875)
Unamortized issuance cost	(4,318)
Net carrying amount	$301,807

The following table sets forth the interest expense recognized related to the Convertible Senior Notes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Contractual interest expense	$1,509	$1,510	$4,528	$4,528
Amortization of debt discount	3,349	3,159	9,827	9,322
Amortization of debt issuance costs	398	398	1,196	1,196
Total interest expense related to the Convertible Senior Notes	$5,256	$5,067	$15,551	$15,046
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

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

During the nine months ended September 30, 2021, we repaid $65 million under the revolving facility. In addition, the effective interest rate was 2.88% as of September 30, 2021. During the nine months ended September 30, 2020, we borrowed $75 million under the revolving credit facility and repaid $55 million under the revolving facility. As of September 30, 2021, we were in compliance with all covenants, including financial covenants, for the 2018 Credit Facility.
Note 7.  Leases

The Company entered into various non-cancelable operating lease arrangements for certain of our existing office and telecommunications co-location space as well as operating leases for certain equipment. The operating leases expire at various times through 2028, some of which provide the Company options to extend the lease for terms up to 5 years beyond the original term. We are committed to pay a portion of the buildings’ operating expenses as required under the arrangements which we will separate as a non-lease component when readily determinable. The Company did not have any finance leases as of September 30, 2021 and December 31, 2020.

The Company incurred operating lease expense of $2,318 and $7,363, respectively, during the three and nine months ended September 30, 2021 and $2,919 and $8,784, respectively, during the three and nine months ended September 30, 2020, related to its operating leases. In addition, the Company received sub-lease income of $266 and $851, respectively, during the three and nine months ended September 30, 2021 and $293 and $904, respectively, during the three and nine months ended September 30, 2020. Additionally, the remaining weighted average lease term for our operating leases was 4.71 years and the weighted average discount rate utilized to measure the Company's operating leases was 4.29% as of September 30, 2021.

Supplemental cash flow related to the Company's operating leases is as follows:

	Nine Months Ended
	September 30, 2021	September 30, 2020

Cash paid for amounts included in the measurement of lease liabilities	$8,737	$12,090
Right-of-use assets obtained in exchange for lease obligations	$8,431	$1,261

Maturities of operating lease liabilities as of September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021	December 31, 2020
2021 (1)	$2,956	13,134
2022	11,682	9,645
2023	10,806	8,401
2024	6,756	4,148
2025	6,857	4,248
Thereafter	9,479	7,522
Total lease payments	48,536	47,098
Less imputed interest	(4,421)	(4,525)
Total	$44,115	$42,573

(1) Excluding nine months ended September 30, 2021 for the period ended September 30, 2021.

During the first quarter of 2020, the Company amended one of its office leases to remove a renewal period of 5 years beyond the initial lease term.  In the Company's adoption of ASC 842, the Company had included the available renewal term within the transition asset and liability as the renewal was highly probable at the time of adoption.  As a result, the Company's operating lease liability was reduced by $15,825 with a corresponding reduction in the Company's operating lease right-of-use assets as of March 31, 2020. During the third and fourth quarters of 2020, the Company abandoned certain of its office leases and as such, the Company reduced its operating lease right-of-use asset by $9,503 as of December 31, 2020 by accelerating the amortization of the right-of-use asset through the cease use date which is included in general and administrative expense.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

During the three months ended September 30, 2021, the Company entered into a new lease agreement to relocate its corporate headquarters to a new leased facility located in Holmdel, New Jersey. As a result, the Company expects to incur a charge associated with the abandonment of its former corporate headquarters in early 2022 upon successful relocation.
Note 8.    Common Stock
As of September 30, 2021 and December 31, 2020, the Company had 596,950 shares of common stock authorized and had 10,633 shares available for grants under our share-based compensation programs as of September 30, 2021. For a detailed description of our share-based compensation programs refer to Note 11, Employee Stock Benefit Plans in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. The following table reflects the changes in the Company's common stock issued and outstanding:

For the Three Months Ended
(in thousands)	Issued	Treasury	Outstanding
Balance at June 30, 2020	320,155	(74,700)	245,455
Shares issued under the 2015 Equity Incentive Plan	2,784	—	2,784
Employee taxes paid on withholding shares	—	(61)	(61)
Balance at September 30, 2020	322,939	(74,761)	248,178

Balance at June 30, 2021	327,813	(76,272)	251,541
Shares issued under the 2015 Equity Incentive Plan	1,032	—	1,032
Employee taxes paid on withholding shares	—	(241)	(241)
Balance at September 30, 2021	328,845	(76,513)	252,332

For the Nine Months Ended
(in thousands)	Issued	Treasury	Outstanding
Balance at December 31, 2019	315,808	(72,959)	242,849
Shares issued under the 2015 Equity Incentive Plan	7,131	—	7,131
Employee taxes paid on withholding shares	—	(1,802)	(1,802)
Balance at September 30, 2020	322,939	(74,761)	248,178

Balance at December 31, 2020	323,815	(74,841)	248,974
Shares issued under the 2015 Equity Incentive Plan	5,030	—	5,030
Employee taxes paid on withholding shares	—	(1,672)	(1,672)
Balance at September 30, 2021	328,845	(76,513)	252,332

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 9.    Commitments and Contingencies
Litigation
From time to time we are subject to legal proceedings, governmental inquiries, claims and investigations relating to our business, including claims of alleged infringement of commercial, employment, intellectual property rights, and other matters. In addition, we receive letters or other communications from third parties inviting us to obtain patent licenses that might be relevant to our business or alleging that our services infringe upon third-party patents or other intellectual property. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss or range of loss can be reasonably estimated. These provisions, if any, are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. We believe that we have valid defenses with respect to the legal matters pending against us and are vigorously defending these matters. Given the uncertainty surrounding litigation and our inability to assess the likelihood of a favorable or unfavorable outcome in such matters and our inability to reasonably estimate the amount of loss or range of loss, it is possible that the resolution of one or more of these matters could have a material adverse effect on our condensed consolidated financial position, cash flows or results of operations.
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
State and Municipal Taxes
In accordance with generally accepted accounting principles, we make a provision for a liability for taxes when it is both probable that a liability has been incurred and the amount of the liability or range of liability can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. From time to time, we have received inquiries from a number of states and local taxing agencies with respect to the remittance of sales, use, telecommunications, and excise taxes. Several jurisdictions are currently conducting tax audits of the Company's records. While the Company collects or has accrued for taxes that it believes are required to be remitted, it has reviewed its positions in those various jurisdictions as well as other regulatory fees and has established appropriate reserves. As such, we have established reserves of $9,882 and $8,560 as of September 30, 2021 and December 31, 2020, respectively, as our best estimate of the potential tax exposure for any retroactive assessment.

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

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Information about our segment results for the three and nine months ended September 30, 2021 and September 30, 2020 were as follows:

Three Months Ended	Service Revenue	Revenue	Adjusted EBITDA	Depreciation and Amortization
September 30, 2021
Vonage Communications Platform	$274,031	$288,156	$5,022	$22,325
Consumer	60,162	70,185	45,839	182
Total Vonage	$334,193	$358,341	$50,861	$22,507

September 30, 2020
Vonage Communications Platform	$218,456	$233,826	$(14,399)	$21,929
Consumer	71,693	82,823	56,001	958
Total Vonage	$290,149	$316,649	$41,602	$22,887

Nine Months Ended	Service Revenue	Revenue	Adjusted EBITDA	Depreciation and Amortization
September 30, 2021
Vonage Communications Platform	$774,925	$820,023	$4,274	$64,460
Consumer	189,148	222,687	143,559	748
Total Vonage	$964,073	$1,042,710	$147,833	$65,208

September 30, 2020
Vonage Communications Platform	$626,416	$670,328	$(53,000)	$60,777
Consumer	223,981	254,311	174,983	3,287
Total Vonage	$850,397	$924,639	$121,983	$64,064

The Company uses Adjusted EBITDA as the measure of profit or loss for the evaluation of performance and allocation of resources of our reportable operating segments. Adjusted EBITDA is defined as net income or net loss before income tax expense or benefit, interest expense, depreciation and amortization, stock-based expense, amortization of costs to implement cloud computing arrangements, organizational transformation costs, restructuring activities, and other non-recurring items. Organizational transformation includes employee related exits including CEO succession, system change management, facility exit costs, and rebranding. Restructuring activities relate to the Company's business-wide optimization and alignment project initiated in 2020 which included employee related exits and further facility exit costs executed upon as part of the overall project. Other non-recurring items principally include certain litigation charges including defense costs and other non-recurring project costs such as the review of the Consumer business review and the business optimization project, both of which were initiated in 2020. This is also consistent with the measure used under our bank credit assessment. Our reconciliation of the aggregate amount of Adjusted EBITDA for our reportable segments to consolidated income before taxes is presented below:

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Adjusted EBITDA	$50,861	$41,602	$147,833	$121,983
Interest expense	(7,045)	(7,373)	(21,424)	(24,776)
Depreciation and amortization	(22,507)	(22,887)	(65,208)	(64,064)
Amortization of costs to implement cloud computing arrangements	(818)	(670)	(2,675)	(1,947)
Share-based expense	(17,247)	(11,530)	(47,575)	(33,972)
Organizational transformation	—	—	—	(5,119)
Restructuring activities	—	(15,182)	(2,655)	(15,182)
Other non-recurring items	(944)	(1,959)	(3,398)	(5,864)
Income (Loss) before taxes	$2,300	$(17,999)	$4,898	$(28,941)

Information about our operations by geographic location is as follows:

	September 30, 2021	December 31, 2020
Long-lived assets:
United States	$626,966	$646,072
United Kingdom	279,653	293,457
Israel	1,005	1,325
	$907,624	$940,854

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Recent Significant Events
On October 18, 2021, the Company completed the acquisition of certain assets and liabilities of Jumper AI Pte. Ltd. for cash consideration of $7 million. The Company expects to allocate the purchase price primarily to developed technology and customer relationships. The Company may make additional payments of up to $9 million over the next two years subject to continuing employment of key individuals and achievement of certain financial targets.
During the three months ended September 30, 2021, the Company entered into a new lease agreement to relocate its corporate headquarters to a new leased facility located in Holmdel, New Jersey. As a result, the Company expects to incur a charge associated with the abandonment of its former corporate headquarters in early 2022 upon successful relocation.

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

Key Operating Data

The table below includes key operating data that our management uses to measure the growth and operating performance of the Vonage Communications Platform segment:

Vonage Communications Platform	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Service revenue per customer	$657	$527	$624	$504
Vonage Communications Platform service revenue churn	0.6%	1.2%	0.7%	1.0%
Service Revenue per Customer. Service revenues per customer for a particular period is calculated by dividing the average monthly service revenues for the period by the average number of customers over the number of months in the period. The average number of customers is the number of customers on the first day of the period, plus the number of customers on the last day of the period, divided by two. Service revenues excludes revenues from trading and auction customers. Service revenue per customer increased from $527 for the three months ended September 30, 2020 to $657 for the three months ended September 30, 2021 primarily driven by the Company's successful efforts to attract larger VCP customers and to expand services provided to our existing VCP customers. Service revenue per customer increased from $504 for the nine months ended September 30, 2020 to $624 for the nine months ended September 30, 2021 primarily driven by growth in API services.
Vonage Communications Platform Service Revenue Churn. Vonage Communications Platform service revenue churn is calculated by dividing the service revenue from customers or customer locations that have been confirmed to be foregone during a period by the simple average of the total service revenue from all customers in that period. Service revenue for purposes of determining VCP revenue churn is service revenue excluding revenue from our trading and auction customers, and usage in excess of a customer’s contracted service plan, regulatory fees charged to customers, and credits. The simple average of total service revenue from all customers during the period is the total service revenue as defined herein on the first day of the period, plus the total service revenue as defined herein on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first month after activation. Other companies may calculate service revenue churn differently, and their service revenue churn data may not be directly comparable to ours. Vonage Communications Platform revenue churn decreased from 1.2% for the three months ended September 30, 2020 to 0.6% for the three months ended September 30, 2021.  Vonage Communications Platform revenue churn decreased from 1.0% for the nine months ended September 30, 2020 to 0.7% for the nine months ended September 30, 2021. Our service revenue churn may fluctuate over time due to economic conditions, seasonality in certain customer's operations, loss of customers who are acquired, and competitive pressures including promotional pricing. We are continuing to invest in our overall quality of service which includes customer care headcount and systems, billing systems, on-boarding processes and self-service options to ensure we scale our processes to our growth and continue to improve the overall customer experience.

The table below includes key operating data that our management uses to measure the growth and operating performance of the Consumer segment:

Consumer	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Average monthly revenues per subscriber line	$28.47	$28.31	$28.82	$27.71
Subscriber lines (at period end)	807,265	951,729	807,265	951,729
Customer churn	1.5%	1.8%	1.5%	1.7%
Average Monthly Revenues per Subscriber Line. Average monthly revenues per subscriber line for a particular period is calculated by dividing our revenues for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. The simple average number of subscriber lines for the period is the number of subscriber lines on the first day of the period, plus the number of subscriber lines on the last day of the period, divided by two. Our average monthly revenues per subscriber line increased from $28.31 for the three months ended September 30, 2020 to $28.47 for the three months ended September 30, 2021 due primarily to the Company's ability to retain its more tenured customers. Our average monthly revenues per subscriber line increased from $27.71 for the nine months ended September 30, 2020 to $28.82 for the nine months ended September 30, 2021 due primarily to the Company's ability to retain its more tenured customers.
Subscriber Lines. Our subscriber lines include, as of a particular date, all paid subscriber lines from which a customer can make an outbound telephone call on that date. Our subscriber lines include fax lines, including fax lines bundled with subscriber lines in our small office home office calling plans and soft phones, but do not include our virtual phone numbers and toll free numbers, which only allow inbound telephone calls to customers. Subscriber lines decreased from 951,729 as of September 30, 2020 to 807,265 as of September 30, 2021, reflecting planned actions to enhance the profitability including eliminating lower performing sales channels and managing customer churn while shifting investment to our business market.
Customer Churn. Customer churn is calculated by dividing the number of customers that have terminated during a period by the simple average of number of customers in a given period. The simple average number of customers during the period is the number of customers on the first day of the period, plus the number of customers on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first month after activation. Other companies may calculate customer churn differently, and their customer churn data may not be directly comparable to ours. Customer churn decreased to 1.5% for the three months ended September 30, 2021 from 1.8% for the three months ended September 30, 2020, respectively. Customer churn decreased to 1.5% for the nine months ended September 30, 2021 from 1.7% for the nine months ended September 30, 2020, respectively. We maximize customer value by focusing marketing spend on higher return channels and away from assisted selling channels which had higher early life churn. We monitor customer churn on a daily basis and use it as an indicator of the level of customer satisfaction. Customers who have been with us for a year or more tend to have a lower churn rate than customers who have not. In addition, our customers who are international callers generally churn at a lower rate than customers who are domestic callers. Our customer churn will fluctuate over time due to economic conditions, competitive pressures including promotional pricing targeting international long distance callers, marketplace perception of our services, and our ability to provide high quality customer care and network quality and add future innovative products and services. See the discussion above for detail regarding churn impacting our business customers.

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

Results of Operations
The following table sets forth our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Total revenues	$358,341	$316,649	$1,042,710	$924,639

Operating Expenses:
Cost of revenues (exclusive of depreciation and amortization)	177,864	141,901	503,448	403,307
Sales and marketing	86,826	85,505	254,515	261,953
Engineering and development	17,636	20,110	60,706	59,097
General and administrative	44,063	56,835	132,297	140,537
Depreciation and amortization	22,507	22,887	65,208	64,064
Total operating expenses	348,896	327,238	1,016,174	928,958
Income from operations	9,445	(10,589)	26,536	(4,319)
Other Income (Expense):
Interest expense	(7,045)	(7,373)	(21,424)	(24,776)
Other income (expense), net	(100)	(37)	(214)	154
Total other income (expense), net	(7,145)	(7,410)	(21,638)	(24,622)
Income (Loss) before income tax benefit	2,300	(17,999)	4,898	(28,941)
Income tax (expense) benefit	(4,332)	7,937	(7,244)	6,694
Net loss	$(2,032)	$(10,062)	$(2,346)	$(22,247)

Management's Discussion of the Results of Operations for the Three and Nine Months Ended September 30, 2021 and 2020
The Company reported income before income taxes of $2,300 and loss before income taxes of $17,999 for the three months ended September 30, 2021 and September 30, 2020, respectively. The income before income taxes for the three months ended September 30, 2021 was primarily due to higher gross margin dollars of $5,729 driven by increased sales within the VCP platform primarily associated with the 43% growth in API services as compared to the prior year quarter along with a decrease in operating expenses of $14,305 driven by lower general and administrative expenses as the prior year quarter includes restructuring charges that did not reoccur in the current year quarter.
The Company reported income before income taxes of $4,898 and loss before income taxes of $28,941 for the nine months ended September 30, 2021 and September 30, 2020, respectively. The income before income taxes for the nine months ended September 30, 2021 was primarily due to higher gross margin dollars of $17,930 driven by increased sales within the VCP platform primarily associated with the 43% growth in API services and lower operating expenses of $12,925 as compared to the nine months ended September 30, 2020 due to decreased general and administrative expenses.

The Company reported net loss of $2,032 and $10,062 for the three months ended September 30, 2021 and September 30, 2020, respectively. The Company reported net loss of $2,346 and $22,247 for the nine months ended September 30, 2021 and September 30, 2020, respectively. The decrease in net loss for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 was due to the income before income taxes for the three and nine months ended September 30, 2021 and loss before income taxes for the three and nine months ended September 30, 2020 as discussed above. While the Company reported income before income tax for the three and nine months ended September 30, 2021 and loss before income tax for the three and nine months ended September 30, 2020, the Company recognized tax expense of $4,332 and $7,244, respectively, during the three and nine months ended September 30, 2021 and tax benefit of $7,937 and $6,694, respectively, during the three and nine months ended September 30, 2020. The tax expense during the three and nine months ended September 30, 2021 was driven by an increase in permanent items related to limitations on executive compensation, the inclusion of foreign income in the U.S. due to foreign disregarded entities, and limitation on foreign losses. In addition, the Company recorded a current year benefit of $1.8 million related to a partial research and development tax credit associated with earlier years.
Segment Adjusted EBITDA
The following graphs illustrate the composition of our Adjusted EBITDA with respect to each of our reportable segments for the three and nine months ended September 30, 2021 and September 30, 2020.

The Adjusted EBITDA for Vonage Communications Platform has improved from loss of $14,399 and $53,000 for the three and nine months ended September 30, 2020 to income of $5,022 and $4,274 for the three and nine months ended September 30, 2021, respectively. This improvement in Vonage Communications Platform Adjusted EBITDA is primarily due to an increase in Vonage Communications Platform gross margin dollars of $16,646 and $51,948, respectively, for the three and nine months ended September 30, 2021, as the Company experience growth in API services as compared to the prior year. Adjusted EBITDA for Vonage Communications Platform was also positively impacted in the three and nine months ended September 30, 2021 due to cost saving initiatives executed in the second half of 2020. The decline of Consumer Adjusted EBITDA for the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020 is primarily driven by the decrease in subscriber lines year over year as further described below.

Consolidated Gross Margin for the Three and Nine Months Ended September 30, 2021 and September 30, 2020
We calculate gross margin as total revenues less cost of revenues, which primarily consists of fees that we pay to third parties on an ongoing basis in order to provide our services and costs incurred when a customer first subscribes to our service. The following table presents consolidated revenues, cost of revenues and the composition of gross margin for three and nine months ended September 30, 2021 and September 30, 2020:

(in thousands, except percentages)	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2021	2020	Dollar Change	Percent Change	2021	2020	Dollar Change	Percent Change
Service, access and product revenues	$341,544	$298,991	$42,553	14%	$988,896	$878,584	$110,312	13%
USF revenues	16,797	17,658	(861)	(5)%	$53,814	$46,055	$7,759	17%
Total revenues	358,341	316,649	41,692	13%	$1,042,710	$924,639	$118,071	13%

Service, access and product cost of revenues	161,067	124,243	36,824	30%	449,634	357,252	92,382	26%
USF cost of revenues	16,797	17,658	(861)	(5)%	53,814	46,055	7,759	17%
Total cost of revenues (1)	177,864	141,901	35,963	25%	503,448	403,307	100,141	25%
Gross margin	$180,477	$174,748	$5,729	3%	$539,262	$521,332	$17,930	3%
(1) Excludes depreciation and amortization of $15,817 and $13,649 for the three months ended September 30, 2021 and 2020, respectively and $44,979 and $35,953 for the nine months ended September 30, 2021 and 2020, respectively.
Total revenues and cost of revenues were impacted by the following trends and uncertainties:
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Total revenues increased 13% for the three months ended September 30, 2021 as compared to the prior year period. The increase was primarily due to the VCP customer growth driving an increase in revenues of $54,330 as a result of increased usage of the Company's API product in the current year quarter. The increase in total revenues was partially offset by declining Consumer revenues of $12,638 in connection with the continued decline of Consumer subscriber lines. The Company continues to expect that the Consumer portion of the Company's overall business will become less significant. The Company will focus its resources in an effort to increase market share in its VCP communications platforms.
Total cost of revenues increased 25% for the three months ended September 30, 2021 as compared to the prior year period driven by increased costs incurred in servicing our VCP customers of $37,684 due to the 43% growth in API services. The increase in costs was partially offset by the cost decrease in Consumer of $1,721 mainly due to the declining subscriber lines resulting in lower international and long-distance termination costs and USF costs.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Total revenues increased 13% for the nine months ended September 30, 2021 as compared to the prior year period. The increase was primarily due to the VCP customer growth driving an increase in revenues of $149,695 as a result of increased usage of the Company's API product in the current year. Due to the increase in the USF rate, USF revenues increased as well. The increase in total revenues was partially offset by declining Consumer revenues of $31,624 in connection with the continued decline of Consumer subscriber lines.
Total cost of revenues increased 25% for the nine months ended September 30, 2021 as compared to the prior year period driven by increased costs incurred in servicing our VCP customers of $97,747 due to the 43% growth in API services as compared to the nine months ended September 30, 2020. There was also an increase in costs in Consumer of $2,394 mainly due to the increase in USF costs offset by the decline in subscriber lines resulting in lower international and long-distance termination costs.

Vonage Communications Platform Gross Margin for the Three and Nine Months Ended September 30, 2021 and 2020

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2021	2020	Dollar Change	Percent Change	2021	2020	Dollar Change	Percent Change
Revenues
Service revenues	$274,031	$218,456	$55,575	25%	$774,925	$626,416	$148,509	24%
Access and product revenues(1)	7,280	8,757	(1,477)	(17)%	24,643	27,987	(3,344)	(12)%
Service, access and product revenues excluding USF	281,311	227,213	54,098	24%	799,568	654,403	145,165	22%
USF revenues	6,845	6,613	232	4%	20,455	15,925	4,530	28%
Total revenues	288,156	233,826	54,330	23%	820,023	670,328	149,695	22%

Cost of revenues
Service cost of revenues (2)	144,156	105,593	38,563	37%	394,524	298,588	95,936	32%
Access and product cost of revenues (1)	8,783	9,894	(1,111)	(11)%	29,037	31,756	(2,719)	(9)%
Service, access and product cost of revenues excluding USF	152,939	115,487	37,452	32%	423,561	330,344	93,217	28%
USF cost of revenues	6,845	6,613	232	4%	20,455	15,925	4,530	28%
Total cost of revenues	159,784	122,100	37,684	31%	444,016	346,269	97,747	28%

Segment gross margin
Service margin	129,875	112,863	17,012	15%	380,401	327,828	52,573	16%
Gross margin excluding USF (Service, access and product margin)	128,372	111,726	16,646	15%	376,007	324,059	51,948	16%
Segment gross margin	$128,372	$111,726	$16,646	15%	$376,007	$324,059	$51,948	16%

Segment gross Margin %
Service margin %	47.4%	51.7%	49.1%	52.3%
Gross margin excluding USF (Service, access and product margin) %	45.6%	49.2%	47.0%	49.5%
Segment gross margin %	44.5%	47.8%	45.9%	48.3%
(1) Includes customer premise equipment, access, and shipping and handling.
(2) Excludes depreciation and amortization of $15,635 and $12,691 for the three months ended September 30, 2021 and 2020 and $44,231 and $32,370 for the nine months ended September 30, 2021 and 2020, respectively.

Three Months Ended September 30, 2021 compared to Three Months Ended September 30, 2020
The following table describes the increase in VCP gross margin dollars for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020:

(in thousands)
Service gross margin increase is primarily due to increased usage of the Company's API services primarily in APAC	$17,012
Access and product gross margin decreased due to higher costs providing access services to VCP customers during the current quarter	(366)
Increase in segment gross margin	$16,646

Vonage Communications Platform service gross margin percentage decreased to 47.4% for the three months ended September 30, 2021 from 51.7% for the three months ended September 30, 2020. The decrease in business service gross margin percentage is a result of greater proportion of lower margin services across our VCP segment during the quarter ended September 30, 2021 as compared to the same period in the prior year quarter. Revenues from API services have grown to 57% of VCP revenues for the three months ended September 30, 2021 from 50% of VCP revenues during the prior year quarter driven by growth in part of API products, particularly messaging, as the Company continues to strategically pursue new customer opportunities to drive product adoption across the VCP platform. Our gross margin percentage may continue to be impacted by changes in the mix of service offerings provided to our customers across our VCP segment.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
The following table describes the increase in VCP gross margin dollars for the nine months ended September 30, 2021 as compared to the three months ended September 30, 2020:

(in thousands)
Service gross margin increase is primarily due to increased usage of the Company's API services primarily in APAC	$52,573
Access and product gross margin decreased due to higher costs providing access services to VCP customers during the current quarter	(625)
Increase in segment gross margin	$51,948

Vonage Communications Platform service gross margin percentage decreased to 49.1% for the nine months ended September 30, 2021 from 52.3% for the nine months ended September 30, 2020. The decrease in business service gross margin percentage is a result of greater proportion of lower margin services across our VCP segment during the nine months ended September 30, 2021 as compared to the same period in the prior year. Revenues from API services have grown to 55% of VCP revenues for the nine months ended September 30, 2021 from 48% of VCP revenues during the prior year driven by growth in part of API products, particularly messaging, as the Company continues to strategically pursue new customer opportunities to drive product adoption across the VCP platform. Our gross margin percentage may continue to be impacted by changes in the mix of service offerings provided to our customers across our VCP segment.

Consumer Gross Margin for the Three and Nine Months Ended September 30, 2021 and 2020

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2021	2020	Dollar Change	Percent Change	2021	2020	Dollar Change	Percent Change
Revenues
Service revenues	$60,162	$71,693	$(11,531)	(16)%	$189,148	$223,981	$(34,833)	(16)%
Access and product revenues(1)	71	85	(14)	(16)%	180	200	(20)	(10)%
Service, access and product revenues excluding USF	60,233	71,778	(11,545)	(16)%	189,328	224,181	(34,853)	(16)%
USF revenues	9,952	11,045	(1,093)	(10)%	33,359	30,130	3,229	11%
Total revenues	70,185	82,823	(12,638)	(15)%	222,687	254,311	(31,624)	(12)%

Cost of revenues
Service cost of revenues (2)	7,607	8,287	(680)	(8)%	24,532	25,470	(938)	(4)%
Access and product cost of revenues (1)	521	469	52	11%	1,541	1,438	103	7%
Service, access and product cost of revenues excluding USF	8,128	8,756	(628)	(7)%	26,073	26,908	(835)	(3)%
USF cost of revenues	9,952	11,045	(1,093)	(10)%	33,359	30,130	3,229	11%
Total cost of revenues	18,080	19,801	(1,721)	(9)%	59,432	57,038	2,394	4%

Segment gross margin
Service margin	52,555	63,406	(10,851)	(17)%	164,616	198,511	(33,895)	(17)%
Gross margin excluding USF (Service, access and product margin)	52,105	63,022	(10,917)	(17)%	163,255	197,273	(34,018)	(17)%
Segment gross margin	$52,105	$63,022	$(10,917)	(17)%	$163,255	$197,273	$(34,018)	(17)%

Segment gross Margin %
Service margin %	87.4%	88.4%	87.0%	88.6%
Gross margin excluding USF (Service, access and product margin) %	86.5%	87.8%	86.2%	88.0%
Segment gross margin %	74.2%	76.1%	73.3%	77.6%
(1) Includes customer premise equipment and shipping and handling.
(2) Excludes depreciation and amortization of $182 and $958 for the three months ended September 30, 2021 and 2020 and $748 and $3,583 for the nine months ended September 30, 2021 and 2020, respectively.

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
The following table describes the decrease in consumer gross margin dollars for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020:

(in thousands)
Service gross margin decreased due to a decline in usage as subscriber lines declined 15% resulting in lower gross margin of $10,563	$(10,851)
Access and product gross margin decreased 17% primarily due to sales to customers during the current quarter	(66)
Decrease in segment gross margin	$(10,917)

Consumer service gross margin percentage decreased to 87.4% for the three months ended September 30, 2021 from 88.4% for the three months ended September 30, 2020 due to slightly higher international and domestic termination rates.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
The following table describes the decrease in consumer gross margin dollars for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020:

(in thousands)
Service gross margin decreased due to a decline in usage as subscriber lines declined 15% resulting in lower gross margin of $33,686	$(33,895)
Access and product gross margin decreased 10% primarily due to sales to customers for the nine months ended September 30, 2021	(123)
Decrease in segment gross margin	$(34,018)

Consumer service gross margin percentage decreased to 87.0% for the nine months ended September 30, 2021 from 88.6% for the nine months ended September 30, 2020 due to slightly higher international and domestic termination rates.

Other Operating Expenses

The following table presents our other operating costs during the nine months ended September 30, 2021 and 2020, respectively:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except percentages)	2021	2020	Dollar Change	Percent Change	2021	2020	Dollar Change	Percent Change
Sales and marketing	$86,826	$85,505	$1,321	2%	$254,515	$261,953	$(7,438)	(3)%
Engineering and development	17,636	20,110	(2,474)	(12)%	60,706	59,097	1,609	3%
General and administrative	44,063	56,835	(12,772)	(22)%	132,297	140,537	(8,240)	(6)%
Depreciation and amortization	22,507	22,887	(380)	(2)%	65,208	64,064	1,144	2%
Total other operating expenses	$171,032	$185,337	$(14,305)	(8)%	$512,726	$525,651	$(12,925)	(2)%

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Total other operating expenses decreased by $14,305 as compared to the three months ended September 30, 2020 due to the following:
•Engineering and development expense decreased by $2,474, due to a shift in resources as compared to the previous year quarter as the Company continues to optimize its overall organization.
•General and administrative expense decreased by $12,772, primarily due to restructuring costs recognized in the prior year quarter associated with the cost savings initiatives initiated in the prior year along with abandonment charges associated with certain leased space which did not reoccur in the current year.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Total other operating expenses decreased by $12,925 as compared to the nine months ended September 30, 2020 due to the following:
•Sales and marketing expense decreased by $7,438, primarily due to continued reductions in travel associated costs with the COVID-19 pandemic continues to impact businesses across the globe.
•General and administrative expense decreased by $8,240, primarily due to decreased employee costs as the Company has begun to realize benefits associated with the cost saving initiatives executed upon in the prior year and significantly lower restructuring charges in 2021 which is partially offset by an increase in stock compensation expense and a $2 million donation to the Company's foundation in the current year.

Other Income (Expense)

(in thousands, except percentages)	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2021	2020	Dollar Change	Percent Change	2021	2020	Dollar Change	Percent Change
Interest expense	$(7,045)	$(7,373)	$328	4%	$(21,424)	$(24,776)	$3,352	14%
Other income (expense), net	(100)	(37)	(63)	170%	(214)	154	(368)	239%
	$(7,145)	$(7,410)	$265		$(21,638)	$(24,622)	$2,984

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Interest expense. The decrease in interest expense of $328, or 4%, was mainly due to lower interest expense due to lower principal balances on our 2018 Credit Facility.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Interest expense. The decrease in interest expense of $3,352, or 14%, was mainly due to lower interest expense due to lower principal balances on our 2018 Credit Facility.
Income Taxes

(in thousands, except percentages)	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2021	2020	Dollar Change	Percent Change	2021	2020	Dollar Change	Percent Change
Income tax (expense) benefit	$(4,332)	$7,937	$(12,269)	155%	$(7,244)	$6,694	$(13,938)	208%
Effective tax rate	(188)%	(44)%			(148)%	(23)%

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
The tax expense recorded for the three months ended September 30, 2021 compared to the tax benefit for the three months ended September 30, 2020 is primarily due to an increase in permanent items related to limitations on executive compensation, the inclusion of foreign income in the U.S. due to foreign disregarded entities, and limitation on foreign losses as compared to the three months ended September 30, 2020. The limitation on executive compensation significantly impacted the deductibility of equity compensation and the Company recorded an expense of $2,097 in the current quarter. The three months ended September 30, 2021, also includes a benefit of $1.8 million related to a partial research and development tax credit associated with earlier years. For the three months ended September 30, 2021, the actual discrete was determined to be the appropriate method for calculating the interim tax provision as using the estimated annual effective tax rate method would have produced an unreliable rate stemming from a marginal loss and large permanent adjustments.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
The tax expense recorded for the nine months ended September 30, 2021 compared to the tax benefit for the nine months ended September 30, 2020 is primarily due to an increase in permanent items related to limitations on executive compensation, the inclusion of foreign income in the U.S. due to foreign disregarded entities, and limitation on foreign losses as compared to the nine months ended September 30, 2020. The nine months ended September 30, 2021, also includes a benefit of $1.8 million related to a partial research and development tax credit associated with earlier years. For the nine months ended September 30, 2021, the actual discrete was determined to be the appropriate method for calculating the interim tax provision as using the estimated annual effective tax rate method would have produced an unreliable rate stemming from a marginal loss and large permanent adjustments.

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
Our reconciliation of the aggregate amount of Adjusted EBITDA to consolidated income before taxes is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income (loss)	$(2,032)	$(10,062)	$(2,346)	$(22,247)
Income tax expense	4,332	(7,937)	7,244	(6,694)
Interest expense	7,045	7,373	21,424	24,776
Depreciation and amortization	22,507	22,887	65,208	64,064
Amortization of costs to implement cloud computing arrangements	818	670	2,675	1,947
Share-based expense	17,247	11,530	47,575	33,972
Organizational transformation	—	—	—	5,119
Restructuring activities	—	15,182	2,655	15,182
Other non-recurring items	944	1,959	3,398	5,864
Adjusted EBITDA	$50,861	$41,602	$147,833	$121,983

Liquidity and Capital Resources
Overview
For the nine months ended September 30, 2021, we had higher net cash from operations compared to the prior year due to higher gross profit dollars during the current year. We expect to continue to balance efforts to grow our revenue with seeking to consistently achieve operating profitability. To grow our revenue, we continue to make investments in growth initiatives, marketing, applications development, network quality and expansion, and customer care. We believe that cash flow from operations and cash on hand will fund our operations for at least the next twelve months.
The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
(in thousands)	2021	2020	Dollar Change
Net cash provided by operating activities	$133,407	$51,431	$81,976
Net cash used in investing activities	(41,984)	(38,234)	(3,750)
Net cash (used in) provided by financing activities	(84,227)	12,871	(97,098)
Effect of exchange rate changes on cash and cash equivalents	(1,346)	(1,334)	(12)

Operating Activities
The following table describes the changes in cash provided by operating activities for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020:

(in thousands)
Increase in operating income adjusted for non-cash items primarily due to increased gross margin driven by growth within VCP during the quarter	$44,265
Increase in working capital driven primarily by timing of vendor payments, prepayments for annual licenses and improvement in operating cash flows as a result of benefits under the CARES Act offset by declines in deferred revenue as customers shift from annual billings to more frequent billings.	37,711
Increase in cash provided by operating activities	$81,976
Investing Activities
The following table describes the changes in cash used in investing activities for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020:

(in thousands)
Increase in payments to acquire and develop software assets	(5,264)
Decrease in payments related to capital expenditures	936
Increase from proceeds on sale of intangible assets net of payments to acquire new patents on our developed technology	578
Increase in cash used in investing activities	$(3,750)

Financing Activities
The following table describes the changes in cash (used in) provided by financing activities for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020:

(in thousands)
Decreased borrowings net of repayments during the current year	$(85,000)
Increase in payments associated with taxes on share based compensation due to higher vesting and stock price in 2021	(6,426)
Decrease in proceeds received from exercise of stock options due to fewer exercises in 2021	(5,672)
Decrease in cash (used in) provided by financing activities	$(97,098)

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
We maintain significant availability under our lines of credit to meet our short-term liquidity requirements. As of September 30, 2021, amounts available under the 2018 Credit Facility totaled $349.5 million.

Uses of Liquidity
The Company's requirements for liquidity and capital resources are generally for the purposes of operating activities, debt service obligations, restructuring initiatives, and capital expenditures. For the nine months ended September 30, 2021, capital expenditures were primarily for the implementation of software solutions and purchase of network equipment as we continue to expand our network. Our capital expenditures for the nine months ended September 30, 2021, were $41,984, of which $35,520 was for software acquisition and development. The majority of these expenditures are comprised of investments in information technology and systems infrastructure, including an electronic data warehouse, online customer service, and customer management platforms. For full year 2021, we estimate our capital and software expenditures will be approximately $60 million.

Off-Balance Sheet Arrangements
Obligations under Certain Guarantee Contracts
We enter guarantee arrangements in the normal course of business to facilitate transactions with third parties. These arrangements include financial and performance guarantees, stand-by letters of credit, debt guarantees and indemnifications. As of September 30, 2021 and December 31, 2020 we had stand-by letters of credit of $1,852 and $1,502, respectively.

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
We identify our most critical accounting policies as those that are the most pervasive and important to the portrayal of our financial position and results of operations, and those that require the most difficult, subjective or complex judgments by management regarding estimates. Our critical accounting policies include revenue recognition, valuation of goodwill and intangible assets, income taxes and capitalized software. As of September 30, 2021, our goodwill is attributable to our VCP operating segment. We perform our annual test of goodwill on October 1st. Additionally, we will assess our goodwill for impairment between annual tests when specific circumstances dictate.
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
As of September 30, 2021, if the interest rate on our variable rate debt changed by 1% on our 2018 Revolving Credit Facility, our annual debt service payment would change by approximately $1,505.
As of September 30, 2021, we had $345.0 million outstanding on our 1.75% convertible senior notes due 2024. The Notes have 1.75% percent fixed annual interest rates and, therefore, our economic interest rate exposure on our convertible senior notes is fixed. However, the values of the convertible senior notes are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate convertible senior notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the convertible senior notes are affected by our stock price. The fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. Additionally, we carry the convertible senior notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only.

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

Changes in Internal Controls. During the third quarter of 2021, the Company completed the transition of certain accounting transaction-processing activities to a third-party service organization as part of an ongoing initiative to optimize business processes across the organization. These changes have not materially affected, and are not reasonably likely to materially affect, the Company's internal control over financial reporting. Other than the aforementioned transition to a third-party service organization for certain accounting activities, there were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In response to COVID-19, we have undertaken measures to protect our employees, partners, and clients, including encouraging employees to work remotely. These measures have compelled us to modify some of our control procedures, however, those modifications have so far not been material. We are continually monitoring and assessing the COVID-19 situation in order to minimize the impact on the design, implementation, and operating effectiveness of our internal controls.

Part II—Other Information

Item 1.	Legal Proceedings
We are subject to a number of lawsuits, government investigations and claims arising out of the conduct of our business. See a discussion of our litigation matters in Note 9 of Notes to our Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A.	Risk Factors
Other than the risk factor set forth below, there have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

See accompanying Exhibit Index for a list of the exhibits filed or furnished with this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	The following financial information from Vonage Holdings Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Stockholders Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VONAGE HOLDINGS CORP.

Dated:	November 4, 2021	By:	/s/ Stephen Lasher
Stephen Lasher Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)