Form 10-K
period 2021-12-31
VONAGE HOLDINGS CORP
filed 2022-02-24
CIK 1272830

UNITED STATES SECURITIES AND EXCHANGE COMMISSION • WASHINGTON, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934		or	☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
	For the fiscal year ended	12/31/2021			For the transition period from to

 Commission file number 001-32887
VONAGE HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Delaware					11-3547680
(State or other jurisdiction of incorporation or organization)					(I.R.S. Employer Identification No.)
23 Main Street	Holmdel	,	New Jersey	,	07733
(Address of principal executive offices)					(Zip Code)
Registrant’s telephone number, including area code: (732) 528-2600

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.001 Per Share	VG	Nasdaq Global Select Market
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
Large accelerated filer ☒                Accelerated filer ☐              Non-accelerated filer ☐             Smaller reporting company ☐             Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.) ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐  No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2021 was $3,424,586,344 based on the closing price of $14.41 per share.
The number of shares outstanding of the registrant’s common stock as of January 31, 2022 was 254,055,494.
Documents Incorporated By Reference
Portions of Part III will be incorporated by reference in accordance with Instruction G(3) to Form 10-K no later than 120 days after the end of the Company's fiscal year.

VONAGE HOLDINGS CORP.
FORM 10-K
FOR THE FISCAL YEAR ENDED December 31, 2021

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
In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Annual Report on Form 10-K, any exhibits to this Form 10-K and other public statements we make. Important factors that could cause such differences include, but are not limited to: the competition we face; the expansion of competition in the cloud communications market; incremental business, regulatory, and reputational risks related to the pending Ericsson merger; timing and satisfaction of the closing conditions related to the Ericsson merger; our ability to adapt to rapid changes in the cloud communications market; realizing the expected benefits of our business optimization or other cost-savings plans; risks related to the acquisition or integration of businesses we have acquired; our ability to scale our business and grow efficiently; the nascent state of the cloud communications for business market; our ability to retain customers and attract new customers cost-effectively; developing and maintaining effective distribution channels; risks associated with sales of our services to medium-sized and enterprise customers; the effects of COVID-19 on our business; our reliance on third-party hardware and software; our dependence on third-party vendors; reliance on third parties for our 911 services; the impact of fluctuations in economic conditions, particularly on our small and medium business customers; the effects of significant foreign currency fluctuations; developing and maintaining market awareness and a strong brand; retaining senior executives and other key employees; security breaches and other compromises of information security; system disruptions or flaws in our technology and systems; our ability to comply with data privacy and related regulatory matters; unfavorable litigation or governmental investigations; our ability to obtain or maintain relevant intellectual property licenses or to protect our trademarks and internally developed software; fraudulent use of our name or services; intellectual property and other litigation that have been and may be brought against us; rapid developments in global API regulation and uncertainties relating to regulation of VoIP services; liability under anti-corruption laws or from governmental export controls or economic sanctions; risks associated with the taxation of our business; governmental regulation and taxes in our international operations; our history of net losses and ability to achieve consistent profitability in the future; our ability to fully realize the benefits of our net operating loss carry-forwards if an ownership change occurs; actions of activist shareholders; restrictions in our debt agreements that may limit our operating flexibility; our ability to obtain additional financing if required; risks associated with the settlement and conditional conversion of our Convertible Senior Notes; potential effects the capped call transactions may have on our stock in connection with our Convertible Senior Notes; certain provisions of our charter documents; and other factors that are set forth in the “Risk Factors” section and other sections of this Annual Report on Form 10-K, as well as in our Quarterly Reports on Form 10-Q and amendments to these reports.

FINANCIAL INFORMATION PRESENTATION

For the financial information discussed in this Annual Report on Form 10-K, other than per share and per line amounts, dollar amounts are presented in thousands, except where noted.
1     VONAGE ANNUAL REPORT 2021

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
2     VONAGE ANNUAL REPORT 2021

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
In 2021, Vonage completed the acquisition of certain assets and liabilities of Jumper AI Ptd. Ltd., a leader in omnichannel conversational commerce solutions. The acquisition expanded Vonage's total addressable market and complemented its robust portfolio of APIs with a packaged AI-enabled conversational commerce offering.
On November 22, 2021, the Company, Telefonaktiebolaget LM Ericsson (publ) ("Ericsson") and Ericsson Muon Holding Inc. entered into an Agreement and Plan of Merger (the "Merger Agreement") providing for the acquisition of the Company by Ericsson for approximately $6.2 billion in cash. The proposed transaction received the required approval of the Company's stockholders on February 9, 2022 and is expected to be consummated during the first half of 2022 following the satisfaction of certain other customary conditions.
3     VONAGE ANNUAL REPORT 2021

OPERATING SEGMENTS
Our business is organized under two reportable operating segments: Vonage Communications Platform and Consumer. The Vonage Communications Platform includes our APIs, Unified Communications, Contact Center service offerings and products. The Vonage Communications Platform represents the Company’s strategic business as the source of future growth. Our Consumer segment includes our communications solutions for residential customers based on the Company's roots in providing VoIP communication services. Additional discussions of our reportable segments is included in Note 16, Industry Segment and Geographical Information to the Consolidated Financial Statements. The following tables summarize our revenues for each of our operating segments for the years ended December 31, 2021, 2020, and 2019:
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
4     VONAGE ANNUAL REPORT 2021

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
5     VONAGE ANNUAL REPORT 2021

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
6     VONAGE ANNUAL REPORT 2021

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
7     VONAGE ANNUAL REPORT 2021

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
INTELLECTUAL PROPERTY
Vonage currently owns over 250 issued U.S. patents as well as a number of foreign patents and pending U.S. and foreign patent applications. The Company routinely reviews technological developments with technology staff and business units to identify the aspects of Vonage technology that provide us with a technological or commercial advantage and seek intellectual property and patent protection as appropriate to protect such key proprietary technology in the United States and internationally, based on our assessment in light of applicable law. The Company's policies require our employees to assign intellectual property rights developed in the scope of or in relation to, company business and to treat proprietary know-how and materials as confidential information.
8     VONAGE ANNUAL REPORT 2021

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

9     VONAGE ANNUAL REPORT 2021

EMPLOYEES
As of December 31, 2021, we had 2,082 employees, none of which are subject to a collective bargaining agreement.

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
10     VONAGE ANNUAL REPORT 2021

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
Our pending merger with Telefonaktiebolaget LM Ericsson (publ) (“Ericsson”) creates incremental business, regulatory and reputational risks and failure to close the merger could negatively impact the share price and the future business and financial results of the Company.
On November 22, 2021, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Ericsson and Ericsson Muon Holding Inc.. The proposed transaction with Ericsson entails important risks, including, among others: the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement; the inability to complete the proposed merger due to the failure to satisfy conditions to completion of the proposed merger, including obtaining the requisite Committee on Foreign Investment in the U.S. clearance; risks related to disruption of management’s attention from the Company’s ongoing business operations due to the proposed merger; the risk that we will not be able to attract, retain, and motivate qualified personnel; the effect of the announcement of the proposed merger on the Company’s relationships with its customers, operating results and business generally; the risk that litigation associated with the proposed merger affects the merger or the business otherwise; and the risk that the proposed merger will not be consummated in a timely manner.
11     VONAGE ANNUAL REPORT 2021

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
In August 2018, we acquired TokBox with the intention of integrating and adding video to our VCP offerings in voice, SMS, and IP messaging. In October 2018, we completed the acquisition of NewVoiceMedia as a contact center provider, with the intention of combining our UC, CC and API solutions to provide an end-to-end communications experience for a company's employees and customers. In August 2019, we acquired intellectual property assets from Over.ai in order to integrate conversational artificial intelligence into our VCP product offerings. In October 2021, we acquired Jumper.ai to integrate omnichannel conversational commerce solutions into our VCP product offerings. In addition, we have made several acquisitions over the past several years to build our business services and continue to periodically review acquisition opportunities.
12     VONAGE ANNUAL REPORT 2021

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
13     VONAGE ANNUAL REPORT 2021

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
In addition to COVID-19, our operations, and the operations of our vendors and customers, may also suffer interruptions caused by other pandemic diseases, natural disasters, acts of terrorism, acts of war, military conflict (including escalating military tension between Russia and Ukraine), economic sanctions, and such operations may be further affected by government reactions due to such incidents. Such uncertainties could have a material adverse effect on the continuity of our business and our results of operations and financial condition.
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
14     VONAGE ANNUAL REPORT 2021

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
It is vital to our customers that there be a minimum of disruption to the performance of our API, UC and CC services. We are therefore vulnerable to service interruptions of our third-party data center providers, such as IBM Softlayer and Amazon Web Services, or AWS; and of third-party hosted services. We also rely on third-party vendors that support our internal operations, including Genpact, which provides certain accounting transaction-processing activities. We may experience interruptions, delays and outages in third-party service and availability due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints caused by technical failures, natural disasters, fraud or security attacks. To the extent that we do not effectively address interruptions, delays and outages in our data center providers’ and other hosted providers’ service and availability or capacity constraints, our business, results of operations and financial condition may be adversely affected.
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
15     VONAGE ANNUAL REPORT 2021

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
16     VONAGE ANNUAL REPORT 2021

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
17     VONAGE ANNUAL REPORT 2021

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
18     VONAGE ANNUAL REPORT 2021

If we fail to protect unique aspects of our internally developed systems, technology, products, and software and our trademarks, we may become involved in costly litigation or our business or brand may be harmed.
Our ability to compete effectively is dependent in large part upon the maintenance and protection of systems and software that we have developed internally based on open standards. While we own over 250 U.S. patents as well as a number of foreign patents and pending U.S. and foreign patent applications, we cannot patent much of the technology that is important to our business. Our pending patent applications may not be granted. Any issued patent that we own may be challenged, narrowed, invalidated, or circumvented. To date, we have relied on patent, copyright and trade secret laws, as well as confidentiality procedures and licensing arrangements, to establish and protect our rights to this technology. We typically enter into confidentiality agreements with our employees, consultants, customers, partners, and vendors in an effort to control access to and distribution of technology, software, documentation, and other information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use this technology without authorization. Policing unauthorized use of this technology is difficult. The steps we take may not prevent misappropriation of the technology we rely on. In addition, effective protection may be unavailable or limited in some jurisdictions outside the United States, Canada, and the United Kingdom. Litigation may be necessary in the future to enforce or protect our rights or to determine the validity and scope of the rights of others. That litigation could cause us to incur substantial costs and divert resources away from our daily business, which in turn could materially adversely affect our business.
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
19     VONAGE ANNUAL REPORT 2021

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
20     VONAGE ANNUAL REPORT 2021

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
21     VONAGE ANNUAL REPORT 2021

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
We incurred a net loss attributable to Vonage of $24,497 for the year ended December 31, 2021 and our accumulated deficit is $691,718 from our inception through December 31, 2021. Although we have achieved profitability in prior years and believe we will achieve consistent profitability in the future, we ultimately may not be successful.  We believe that our ability to achieve consistent profitability will depend, among other factors, on our ability to continue to achieve and maintain substantive operational improvements and structural cost reductions while maintaining and growing our net revenues.  In addition, certain of the costs of our business are not within our control and may increase.  For example, we and other telecommunications providers are subject to regulatory termination charges imposed by regulatory authorities in countries to which customers make calls.
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
22     VONAGE ANNUAL REPORT 2021

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
On July 31, 2018, we entered into the 2018 Credit Facility consisting of a $100 million senior secured term loan and a $500 million revolving facility. The 2018 Credit Facility contains customary representations and warranties and affirmative covenants that limit our ability and/or the ability of certain of our subsidiaries to engage in specified types of transactions. These covenants and other restrictions may under certain circumstances limit, but not necessarily preclude, our and certain of our subsidiaries’ ability to, among other things: consolidate or merge; create liens; incur additional indebtedness; dispose of assets; consummate acquisitions; make investments; or pay dividends and other distributions.

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
We may need to pursue additional financing to respond to new competitive pressures, pay extraordinary expenses such as litigation settlements or judgments or fund growth, including through acquisitions. Because of our past significant losses and our limited tangible assets, we do not fit traditional credit lending criteria, which, in particular, could make it difficult for us to obtain loans or to access the capital markets. In addition, the credit documentation for our recent financing contains affirmative and negative covenants that affect, and in many respects may significantly limit or prohibit, among other things, our and certain of our subsidiaries’ ability to incur, refinance or modify indebtedness and create liens. Our credit card processors have the ability to impose significant holdbacks in certain circumstances. The reinstatement of such holdbacks likely would have a material adverse effect on our liquidity. Under our credit card processing agreements with our Visa, MasterCard, American Express, and Discover credit card processors, the credit card processor has the right, in certain circumstances, including adverse events affecting our business, to impose a holdback of our advanced payments purchased using a Visa, MasterCard, American Express, or Discover credit card, as applicable, or demand additional reserves or other security. If circumstances were to occur that would allow any of these processors to reinstate a holdback, the negative impact on our liquidity likely would be significant. In addition, our Visa and MasterCard credit card processing agreement may be terminated by the credit card processor at its discretion if we are deemed to be financially insecure. As a significant portion of payments to us are made through Visa and MasterCard credit cards, if the credit card processor does not assist in transitioning our business to another credit card processor, the negative impact on our liquidity likely would be significant. There were no cash reserves and cash-collateralized letters of credit with any credit card processors as of December 31, 2021.
23     VONAGE ANNUAL REPORT 2021

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
24     VONAGE ANNUAL REPORT 2021

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

25     VONAGE ANNUAL REPORT 2021

ITEM 1B. Unresolved Staff Comments
None.

ITEM 2. Properties
During the third quarter of 2021, the Company entered into a new lease agreement to relocate its corporate headquarters from Holmdel, New Jersey to a new leased facility also located in Holmdel, New Jersey. We lease office, building space, and research and development sites around the world, primarily in the United States, Europe, Israel, Australia, and Asia. We sublease portions of office space including space in our old Holmdel, NJ location to a third parties. Due to the impact of COVID-19, we analyzed our real estate footprint, our ability to work primarily as a remote organization, and that a significant amount of real estate was not fully utilized. As a result, we had closed offices in certain locations worldwide during 2021 and 2020. We believe that the remaining facilities that we occupy are in good condition and adequate for our current needs. We have established a program to lease temporary work spaces based on the office re-openings and future needs, and do not anticipate leasing any material additional space.

ITEM 3. Legal Proceedings
Refer to Note 15, Commitments and Contingencies to our Consolidated Financial Statements included in this Annual Report on Form 10-K for a discussion of recent developments regarding our legal proceedings.

ITEM 4. Mine Safety Disclosures
Not Applicable.

26     VONAGE ANNUAL REPORT 2021

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock
Our common stock was listed on the New York Stock Exchange from May 24, 2006 to December 30, 2019 and transferred to the Nasdaq Global Select Market starting December 31, 2019, both listings are under the ticker symbol “VG”.

Holders
At January 31, 2022, we had approximately 425 stockholders of record. This number does not include beneficial owners whose shares are held in street name.
Dividends
We have never paid cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock for at least the next 12 months. We intend to retain all of our earnings, if any, for general corporate purposes, and, if appropriate, to finance the expansion of our business.
27     VONAGE ANNUAL REPORT 2021

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
The graph below compares the cumulative total return of our common stock between December 31, 2016 and December 31, 2021, with the cumulative total return of (1) NASDAQ Telecommunications, (2) Russell 2000 Index, and (3) NASDAQ Computer. This graph assumes the investment of $100 on December 31, 2016 in our common stock, NASDAQ Telecommunications, Russell 2000 Index, and NASDAQ Computer, and assumes the reinvestment of dividends, if any.
COMPARISON OF THE CUMULATIVE TOTAL RETURN ON COMMON STOCK BET
WE
COMPARISON OF THE CUMULATIVE TOTAL RETURN ON COMMON STOCK BETWEEN DECEMBER 31, 2016 AND DECEMBER 31, 2021
Among Vonage Holdings Corp., the NASDAQ Telecommunications, the Russell 2000 Index, and the NASDAQ Computer.

	December 31,
	2017	2018		2019	2020	2021
Vonage Holdings Corp.	$148.47	$127.45		$108.18	$188.03	$303.50
NASDAQ Telecommunications	$117.44	$121.00	0	$134.77	$164.47	$172.33
Russell 2000 Index	$113.14	$99.37		$122.94	$145.52	$165.45
NASDAQ Computer	$138.77	$133.66		$200.94	$301.37	$415.46

Common Stock Repurchases

See Note 10, Common Stock to the Company's Consolidated Financial Statements for information regarding common stock repurchases.

ITEM 6. [Reserved]

28     VONAGE ANNUAL REPORT 2021

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
This section of this Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
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

29     VONAGE ANNUAL REPORT 2021

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

Recent Significant Events
On November 22, 2021, the Company, Telefonaktiebolaget LM Ericsson (publ) ("Ericsson"), and Ericsson Muon Holding Inc., entered into an Agreement and Plan of Merger (the "Merger Agreement") providing for the acquisition of the Company by Ericsson for approximately $6.2 billion in cash. The proposed transaction received the required approval of the Company's stockholders on February 9, 2022 and is expected to be consummated during the first half of 2022 following the satisfaction of certain other customary conditions.

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

During the year ended December 31, 2021, the Company entered into a new lease agreement to relocate its corporate headquarters to a new leased facility located in Holmdel, New Jersey. As a result, the Company expects to incur a charge associated with the abandonment of its former corporate headquarters in early 2022 upon successful relocation.

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
30     VONAGE ANNUAL REPORT 2021

Key Operating Data
The table below includes key operating data that our management uses to measure the growth and operating performance of the VCP segment:

Vonage Communications Platform	For the Years Ended December 31,
	2021	2020	2019
Service revenues per customer	$637	$516	$447
Vonage Communications Platform revenue churn	0.6%	1.1%	1.1%
Service revenues per customer.  Service revenues per customer for a particular period is calculated by dividing the average monthly service revenues for the period by the average number of customers over the number of months in the period. The average number of customers is the number of customers on the first day of the period, plus the number of customers on the last day of the period, divided by two. Service revenues excludes revenues from trading and auction customers. Service revenues per customer increased from $516 for 2020 to $637 for 2021 primarily driven by the Company's successful efforts to attract larger VCP customers, to expand services provided to our existing VCP customers, and to grow our API services especially high value services.
Vonage Communications Platform revenue churn.  Vonage Communication Platform revenue churn is calculated by dividing the revenue from customers or customer locations that have been confirmed to be foregone during a period by the simple average of the total revenue from all customers in that period. Revenue for purposes of determining VCP revenue churn is service revenue excluding revenue from our trading and auction customers, and usage in excess of a customer’s contracted service plan, regulatory fees charged to customers, and credits. The simple average of total revenue from all customers during the period is the total revenue as defined herein on the first day of the period, plus the total revenue as defined herein on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first month after activation. Other companies may calculate business revenue churn differently, and their VCP revenue churn data may not be directly comparable to ours. Vonage Communications Platform revenue churn decreased from 1.1% for 2020 and to 0.6% for 2021.  Our revenue churn may fluctuate over time due to economic conditions, seasonality in certain customer's operations, loss of customers who are acquired, and competitive pressures including promotional pricing. We are continuing to invest in our overall quality of service which includes customer care headcount and systems, billing systems, on-boarding processes and self-service options to ensure we scale our processes to our growth and continue to improve the overall customer experience and as a result have seen improvement in churn associated with API services.
31     VONAGE ANNUAL REPORT 2021

The table below includes key operating data that our management uses to measure the growth and operating performance of the Consumer segment:

Consumer	For the Years Ended December 31,
	2021	2020	2019
Average monthly revenues per subscriber line	$28.50	$27.77	$27.04
Subscriber lines (at period end)	779,179	909,965	1,087,819
Customer churn	1.4%	1.7%	1.8%
Average monthly revenues per subscriber line.  Average monthly revenues per subscriber line for a particular period is calculated by dividing our revenues for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. The simple average number of subscriber lines for the period is the number of subscriber lines on the first day of the period, plus the number of subscriber lines on the last day of the period, divided by two. Our average monthly revenues per subscriber line increased from $27.77 for 2020 to $28.50 for 2021 due primarily to the Company's ability to retain its more tenured customer.
Subscriber lines.  Our subscriber lines include, as of a particular date, all paid subscriber lines from which a customer can make an outbound telephone call on that date. Our subscriber lines include fax lines, including fax lines bundled with subscriber lines in our small office home office calling plans and soft phones, but do not include our virtual phone numbers and toll free numbers, which only allow inbound telephone calls to customers. Subscriber lines decreased from 909,965 as of December 31, 2020 to 779,179 as of December 31, 2021, reflecting planned actions to enhance the profitability while managing the decline in the customer base.
Customer churn.  Customer churn is calculated by dividing the number of customers that have terminated during a period by the simple average of number of customers in a given period. The simple average number of customers during the period is the number of customers on the first day of the period, plus the number of customers on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first month after activation. Other companies may calculate customer churn differently, and their customer churn data may not be directly comparable to ours. Customer churn decreased to 1.4% for 2021 from 1.7% for 2020. We maximize customer value by focusing marketing spend on higher return channels and away from assisted selling channels which had higher early life churn. We monitor customer churn on a daily basis and use it as an indicator of the level of customer satisfaction. Customers who have been with us for a year or more tend to have a lower churn rate than customers who have not. In addition, our customers who are international callers generally churn at a lower rate than customers who are domestic callers. Our customer churn will fluctuate over time due to economic conditions, competitive pressures including promotional pricing targeting international long distance callers, marketplace perception of our services, and our ability to provide high quality customer care and network quality and add future innovative products and services. See the discussion above for detail regarding churn impacting our business customers.

32     VONAGE ANNUAL REPORT 2021

RESULTS OF OPERATIONS
The following table sets forth our consolidated statement of income for the periods indicated:

	For the Years Ended December 31,
	2021	2020	2019
Total revenues	$1,409,015	$1,247,934	$1,189,346

Operating Expenses:
Cost of revenues (excluding depreciation and amortization)	694,509	553,523	511,084
Sales and marketing	335,217	342,053	363,111
Engineering and development	80,667	81,484	69,460
General and administrative	202,461	182,106	152,672
Depreciation and amortization	88,780	88,917	86,256
Total operating expenses	1,401,634	1,248,083	1,182,583
Income (Loss) from operations	7,381	(149)	6,763
Other Income (Expense):
Interest expense	(28,348)	(32,160)	(32,821)
Other income (expense), net	905	314	(50)
Total other income (expense), net	(27,443)	(31,846)	(32,871)
Loss before income taxes	(20,062)	(31,995)	(26,108)
Income tax (expense) benefit	(4,435)	(4,217)	6,626
Net loss	$(24,497)	$(36,212)	$(19,482)

Management's discussion of the results of operations for the Years Ended December 31, 2021 and 2020

The Company reported loss before income taxes of $20,062 and $31,995 for the years ended December 31, 2021 and 2020, respectively. The loss before income taxes for the year ended December 31, 2021 was primarily due to higher gross margin dollars of $20,095 driven by increased sales within the VCP platform primarily associated with the 42% growth in API services offset by higher operating expenses of $12,565 as compared to the year ended December 31, 2020 due to increased general and administrative expenses resulting from higher stock based compensation and acquisition related costs in the current year.

The Company reported net loss of $24,497 and $36,212, respectively, for the years ended December 31, 2021 and 2020. The decrease in net loss for the year ended December 31, 2021 compared to the year ended December 31, 2020 was due to the income before income taxes for the year ended December 31, 2021 and loss before income taxes for the year ended December 31, 2020 as discussed above. The tax expense during the year ended December 31, 2021 was driven by a permanent adjustment related to a limitation against the deductibility of officer’s compensation, acquisition costs related to the proposed Ericsson transaction, and foreign nondeductible losses. In addition, a $6 million benefit was recorded for Research & Development Tax Credits in the United States and United Kingdom.

33     VONAGE ANNUAL REPORT 2021

Segment Adjusted EBITDA

The following graphs illustrate the composition of our Adjusted EBITDA with respect to each of our reportable segments for the years ended December 31, 2021, 2020, and 2019.

The Adjusted EBITDA for Vonage Communications Platform has improved from losses of $56,968 for the years ended December 31, 2020, to income of $10,714 for the year ended December 31, 2021. This improvement in Vonage Communications Platform Adjusted EBITDA is primarily due to an increase in Vonage Communications Platform gross margin of $64,126 as the Company experience growth in API services as compared to the prior year. Adjusted EBITDA for Vonage Communications Platform was also positively impacted in the current year due to cost saving initiatives executed in the second half of 2020. The decline year over year of Adjusted EBITDA for Consumer is primarily driven by the decrease in subscriber lines year over year as further described below.
34     VONAGE ANNUAL REPORT 2021

Consolidated Gross Margin for the Years Ended December 31, 2021, 2020, and 2019

We calculate gross margin as total revenues less cost of service, which primarily consists of fees that we pay to third parties on an ongoing basis in order to provide our services and costs incurred when a customer first subscribes to our service. The following table presents total revenues, cost of revenues and the composition of gross margin for the years ended December 31, 2021, 2020, and 2019:

	For the years ended December 31,			$ Change 2020 to 2021	% Change 2020 to 2021	$ Change 2019 to 2020	% Change 2019 to 2020
(in thousands, except percentages)	2021	2020	2019
Service, access and product revenues	$1,339,063	$1,185,357	$1,106,472	$153,706	13%	$78,885	7%
USF revenues	$69,952	$62,577	$82,874	$7,375	12%	$(20,297)	(24)%
Total revenues	$1,409,015	$1,247,934	$1,189,346	$161,081	13%	$58,588	5%
Service, access and product cost of revenues	624,557	490,946	428,210	133,611	27%	62,736	15%
USF cost of revenues	69,952	62,577	82,874	7,375	12%	(20,297)	(24)%
Cost of revenues (1)	694,509	553,523	511,084	140,986	25%	42,439	8%
Gross margin	$714,506	$694,411	$678,262	$20,095	3%	$16,149	2%

(1) Excludes depreciation and amortization of $61,874, $51,408, and $38,167, respectively.
Total revenues and cost of revenues were impacted by the following trends and uncertainties:

For the year ended December 31, 2021 compared to the year ended December 31, 2020
Total revenues increased 13% for the year ended December 31, 2021 as compared to the prior year period. The increase is primarily due to VCP customer growth driving an increase in revenues of $205,068 as a result of increased usage of the Company's API product in the current year. This was partially offset by declining consumer revenues of $43,987 in connection with the continued decline of subscriber lines. The Company continues to expect that the Consumer portion of the Company's overall business will become less significant. The Company will focus its resources in an effort to increase market share in its VCP communications platforms.
Cost of revenues increased 25% for the year ended December 31, 2021 as compared to the prior year period driven by increased costs incurred in servicing our VCP customers of $140,942 due to the 42% growth in API services.

35     VONAGE ANNUAL REPORT 2021

Vonage Communications Platform Gross Margin for the Years Ended December 31, 2021, 2020, and 2019

	For the years ended December 31,			$ Change 2020 to 2021	% Change 2020 to 2021	$ Change 2019 to 2020	% Change 2019 to 2020
(in thousands, except percentages)	2021	2020	2019
Revenues
Service revenues	$1,061,745	$856,492	$719,514	$205,253	24%	$136,978	19%
Access and product revenues (1)	30,522	36,584	46,232	(6,062)	(17)%	(9,648)	(21)%
Service, access and product revenues	1,092,267	893,076	765,746	199,191	22%	127,330	17%
USF revenues	27,858	21,981	38,134	5,877	27%	(16,153)	(42)%
Total revenues	1,120,125	915,057	803,880	205,068	22%	111,177	14%

Cost of revenues
Service cost of revenues (2)	552,537	413,079	336,045	139,458	34%	77,034	23%
Access and product cost of revenues (1)	38,086	42,479	53,455	(4,393)	(10)%	(10,976)	(21)%
Service, access and product cost of revenues	590,623	455,558	389,500	135,065	30%	66,058	17%
USF cost of revenues	27,858	21,981	38,134	5,877	27%	(16,153)	(42)%
Total cost of revenues	618,481	477,539	427,634	140,942	30%	49,905	12%

Segment gross margin
Service margin	509,208	443,413	383,469	65,795	15%	59,944	16%
Gross margin ex-USF (Service, access and product margin)	501,644	437,518	376,246	64,126	15%	61,272	16%
Segment gross margin	$501,644	$437,518	$376,246	$64,126	15%	$61,272	16%

Segment gross margin %
Service margin %	48.0%	51.8%	53.3%	(3.8)%		(1.5)%
Gross margin ex-USF (Service, access and product margin) %	45.9%	49.0%	49.1%	(3.1)%		(0.1)%
Segment gross margin %	44.8%	47.8%	46.8%	(3.0)%		1.0%

(1) Includes customer premise equipment, access, and shipping and handling.
(2) Excludes depreciation and amortization of $60,966, $47,701, and $33,484, respectively.

For the year ended December 31, 2021 compared to the year ended December 31, 2020
The following table describes the increase in Vonage Communications Platform gross margin for the year ended December 31, 2021 as compared to the year ended December 31, 2020:

(in thousands)
Service gross margin increase is primarily due to increased usage of the Company's API services primarily in APAC	$65,795
Access and product gross margin decreased due to higher costs providing access services to VCP customers during the current year	(1,669)
Increase in segment gross margin	$64,126

Vonage Communications Platform service gross margin percentage decreased to 48.0% for the year December 31, 2021 from 51.8% for the year ended December 31, 2020. The decrease in VCP service gross margin percentage is a result of greater proportion of lower margin services across our VCP segment during the year ended December 31, 2021 as compared to the year ended December 31, 2020. Revenues from API services have grown to 56% of VCP revenues for the year ended December 31, 2021 from 49% of VCP revenues during the year ended December 31, 2020, driven by growth in part of API products, particularly messaging, as the Company continues to strategically pursue new customer opportunities to drive product adoption across the VCP platform. Our gross margin percentage may continue to be impacted by changes in the mix of service offerings provided to our customers across our VCP segment.

36     VONAGE ANNUAL REPORT 2021

Consumer Gross Margin for the Years Ended December 31, 2021, 2020, and 2019

	For the years ended December 31,			$ Change 2020 to 2021	% Change 2020 to 2021	$ Change 2019 to 2020	% Change 2019 to 2020
(in thousands, except percentages)	2021	2020	2019
Revenues
Service revenues	$246,553	$292,003	$340,462	$(45,450)	(16)%	$(48,459)	(14)%
Access and product revenues (1)	243	278	264	(35)	(13)%	14	5%
Service, access and product revenues	246,796	292,281	340,726	(45,485)	(16)%	(48,445)	(14)%
USF revenues	42,094	40,596	44,740	1,498	4%	(4,144)	(9)%
Total revenues	288,890	332,877	385,466	(43,987)	(13)%	(52,589)	(14)%

Cost of revenues
Service cost of revenues (2)	31,968	33,550	34,677	(1,582)	(5)%	(1,127)	(3)%
Access and product cost of revenues (1)	1,966	1,838	4,033	128	7%	(2,195)	(54)%
Service, access and product cost of revenues	33,934	35,388	38,710	(1,454)	(4)%	(3,322)	(9)%
USF cost of revenues	42,094	40,596	44,740	1,498	4%	(4,144)	(9)%
Total cost of revenues	76,028	75,984	83,450	44	—%	(7,466)	(9)%

Segment gross margin
Service margin	214,585	258,453	305,785	(43,868)	(17)%	(47,332)	(15)%
Gross margin ex-USF (Service, access and product margin)	212,862	256,893	302,016	(44,031)	(17)%	(45,123)	(15)%
Segment gross margin	$212,862	$256,893	$302,016	$(44,031)	(17)%	$(45,123)	(15)%

Segment gross margin %
Service margin %	87.0%	88.5%	89.8%	(1.5)%		(1.3)%
Gross margin ex-USF (Service, access and product margin) %	86.3%	87.9%	88.6%	(1.6)%		(0.7)%
Segment gross margin %	73.7%	77.2%	78.4%	(3.5)%		(1.2)%

(1) Includes customer premise equipment, and shipping and handling.
(2) Excludes depreciation and amortization of $908, $3,707, and $4,683, respectively.

For the year ended December 31, 2021 compared to the year ended December 31, 2020
The following table describes the decrease in Consumer gross margin for the year ended December 31, 2021 as compared to the year ended December 31, 2020:

(in thousands)
Service gross margin decreased due to a decrease in subscriber lines of 14% resulting in lower gross margin of $43,566	$(43,868)
Access and product gross margin decreased 9% primarily due to declines in sales to customers during the current year	(163)
Decrease in segment gross margin	$(44,031)

Consumer service gross margin percentage decreased to 87.0% for the year ended December 31, 2021 from 88.5% for the year ended December 31, 2020 due to slightly higher international and domestic termination rates.

37     VONAGE ANNUAL REPORT 2021

Other Operating Expenses
The following table presents our other operating expenses during the years ended December 31, 2021, 2020, and 2019, respectively:

	For the years ended December 31,			$ Change 2020 to 2021	% Change 2020 to 2021	$ Change 2019 to 2020	% Change 2019 to 2020
(in thousands, except percentages)	2021	2020	2019
Sales and marketing	$335,217	$342,053	$363,111	$(6,836)	(2)%	$(21,058)	(6)%
Engineering and development	80,667	81,484	69,460	(817)	(1)%	12,024	17%
General and administrative	202,461	182,106	152,672	20,355	11%	29,434	19%
Depreciation and amortization	88,780	88,917	86,256	(137)	—%	2,661	3%
Total other operating expenses	$707,125	$694,560	$671,499	$12,565	2%	$23,061	3%

For the year ended December 31, 2021 compared to the year ended December 31, 2020
Total other operating expenses increased by $12,565 during the year ended December 31, 2021 as compared to the year ended December 31, 2020 primarily due to the following:

•Sales and marketing expense decreased 2%, primarily due to continued reductions in travel associated costs with the COVID-19 pandemic continues to impact businesses across the globe.
•General and administrative expense increased 11%, primarily due to an increase in stock compensation expense of approximately $10 million due in part to a modification of certain awards which was made as part of strategies implemented to mitigate the impact of 280G of the IRS Code for certain individuals, a $2 million donation to the Company's foundation in the current year and approximately $10 million in acquisition related costs associated with the proposed acquisition of the Company by Ericsson. These were partially offset by decreased employee costs as the Company has begun to realize benefits associated with the cost saving initiatives executed upon in the prior year and significantly lower restructuring charges in 2021.

38     VONAGE ANNUAL REPORT 2021

Other Income (Expense)

	For the years ended December 31,			$ Change 2020 to 2021	% Change 2020 to 2021	$ Change 2019 to 2020	% Change 2019 to 2020
(in thousands, except percentages)	2021	2020	2019
Interest expense	$(28,348)	$(32,160)	$(32,821)	$3,812	12%	$661	2%
Other income (expense), net	905	314	(50)	591	(188)%	364	728%
	$(27,443)	$(31,846)	$(32,871)	$4,403	14%	$1,025	3%

For the year ended December 31, 2021 compared to the year ended December 31, 2020

Interest expense. The interest expense decreased 12%, was mainly due to lower interest expense due to lower principal balances on our 2018 Credit Facility.

Income Taxes

	For the years ended December 31,			$ Change 2020 to 2021	% Change 2020 to 2021	$ Change 2019 to 2020	% Change 2019 to 2020
(in thousands, except percentages)	2021	2020	2019
Income tax (expense) benefit	$(4,435)	$(4,217)	$6,626	$(218)	5%	$(10,843)	(164)%
Effective tax rate	(22)%	(13)%	25%

For the year ended December 31, 2021 compared to the year ended December 31, 2020
We recognize income taxes equal to pre-tax income multiplied by our annual effective income tax rate. In addition, adjustments are recorded for discrete period items and changes to our state effective tax rate which can cause the rate to fluctuate from quarter to quarter.
The increase in income tax expense for the year ended December 31, 2021 compared to the year ended December 31, 2020 is primarily due to an increase in permanent items related to limitations on executive compensation, the inclusion of foreign income in the U.S. due to foreign disregarded entities, and limitation on foreign losses. The year ended December 31, 2021 includes a permanent adjustment related to a limitation against the deductibility of officer’s compensation, acquisition costs related to the proposed Ericsson transaction, and foreign nondeductible losses. In addition, a $6 million benefit was recorded for Research & Development Tax Credits in the United States and United Kingdom.

39     VONAGE ANNUAL REPORT 2021

NON-GAAP METRICS
Adjusted EBITDA is a non-GAAP financial measure and is the primary basis used as the measure of profit or loss for our businesses. Adjusted EBITDA is defined as net income or net loss attributable to Vonage before income tax expense or benefit, interest expense, depreciation and amortization, stock-based expense, amortization of costs to implement cloud computing arrangements, acquisition related transaction and integration costs, organizational transformation costs, restructuring activities, and other non-recurring items. Organizational transformation in 2020 includes employee related exits including CEO succession, system change management, facility exit costs, and rebranding. Restructuring activities relate to the Company's business-wide optimization and alignment project initiated in 2020 which included employee related exits and further facility exit costs executed upon as part of the overall project. Other non-recurring items principally include certain litigation charges and other non-recurring project costs such as the review of the Consumer business and the business optimization project, both of which were initiated in 2020. This is also consistent with the measure used under our bank credit assessment. Our management and our Board of Directors utilize Adjusted EBITDA to evaluate our consolidated operating performance and the performance of our operating segments and to allocate resources and capital to our segments. It is also a significant performance measure in our annual incentive compensation programs. We believe that Adjusted EBITDA is useful to our investors as a basis for comparing our operating performance with that of other companies in our industries, although our measure of Adjusted EBITDA may not be directly comparable to that of other companies.
Our reconciliation of the aggregate amount of Adjusted EBITDA to consolidated income before taxes is presented below:

	Years Ended December 31,
	2021	2020	2019
Net Loss	$(24,497)	$(36,212)	$(19,482)
Income tax expense (benefit)	4,435	4,217	(6,626)
Interest expense	28,348	32,160	32,821
Depreciation and amortization	88,780	88,917	86,256
Amortization of costs to implement cloud computing arrangements	3,515	2,885	1,362
Share-based expense	79,900	45,667	45,242
Acquisition related transactions and integration costs	10,120	—	701
Organizational transformation	—	5,119	14,533
Restructuring activities	2,655	18,913	—
Other non-recurring items	4,314	8,518	3,289
Adjusted EBITDA	$197,570	$170,184	$158,096

40     VONAGE ANNUAL REPORT 2021

LIQUIDITY AND CAPITAL RESOURCES

Overview

For the year ended December 31, 2021, we had higher net cash from operations compared to the years ended December 31, 2020 primarily due to higher gross profit dollars during the current year. We expect to continue to balance efforts to grow our revenue with seeking to consistently achieve operating profitability. To grow our revenue, we continue to make investments in growth initiatives, marketing, application development, network quality and expansion, and customer care. We believe that cash flow from operations and cash on hand will fund our operations for at least the next twelve months.
The following table sets forth a summary of our cash flows for the periods indicated:

	For the years ended December 31,			$ Change 2020 to 2021	$ Change 2019 to 2020
(dollars in thousands)	2021	2020	2019
Net cash provided by operating activities	$158,711	$83,880	$92,926	$74,831	$(9,046)
Net cash used in investing activities	(62,719)	(52,723)	(52,079)	(9,996)	(644)
Net cash used in financing activities	(117,257)	(10,850)	(21,921)	(106,407)	11,071
Operating Activities
The following table describes the changes in cash provided by operating activities for the year ended December 31, 2021 as compared to the year ended December 31, 2020:

(in thousands)
Increase in operating income adjusted for non-cash items primarily due to increased gross margin driven by growth within VCP during the year	$44,951
Increase in working capital driven primarily by timing of vendor payments, prepayments for annual licenses and improvement in operating cash flows as a result of benefits under the CARES Act offset by declines in deferred revenue as customers shift from annual billings to more frequent billings	29,880
Increase in cash provided by operating activities	$74,831
Investing Activities
The following table describes the changes in cash used in investing activities for the year ended December 31, 2021 as compared to the year ended December 31, 2020:

(in thousands)
Increase in payments to acquire and develop software assets	$(5,139)
Decrease in payments related to capital expenditures	1,575
Increase in cash paid related to acquisitions of business	(7,000)
Increase from proceeds on sale of intangible assets net of payments to acquire new patents on our developed technology	568
Increase in cash used in investing activities	$(9,996)
Financing Activities
The following table describes the changes in cash used in financing activities for the year ended December 31, 2021 as compared to the year ended December 31, 2020:

(in thousands)
Increased repayments net of borrowings compared to the prior year	$(80,000)
Decrease in proceeds received from exercise of stock options due to fewer exercises in 2021	(4,390)
Increase in payments associated with taxes on share based compensation due to higher vesting and stock price in 2021	(22,017)
Increase in cash used in financing activities	$(106,407)

41     VONAGE ANNUAL REPORT 2021

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

Uses of Liquidity
    The Company's requirements for liquidity and capital resources are generally for the purposes of operating activities, debt service obligations, restructuring initiatives, and capital expenditures. For the year ended December 31, 2021, capital expenditures were primarily for the implementation of software solutions and purchase of network equipment as we continue to expand our network. Our capital expenditures for the year ended December 31, 2021 were $55,719, of which $46,979 was for software acquisition and development. The majority of these expenditures are comprised of investments in information technology and systems infrastructure, including an electronic data warehouse, online customer service, and customer management platforms for the Vonage Communications Platform. For 2022, we believe our capital and software expenditures will be approximately $65 million.
Available Borrowings Under the 2018 Credit Facility
We maintain significant availability under our line of credit to meet our short-term liquidity requirements. As of December 31, 2021, amounts available under the 2018 Credit Facility totaled $369.5 million.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS
Convertible Senior Notes. The company issued $345 million aggregate principal amount of 1.75% convertible senior notes due 2024. As of December 31, 2021, interest associated with the convertible senior note is approximately $6,038 for 2022 through 2023 annually and $2,734 in 2024. See Note 8, Long-Term Debt in the notes to the Consolidated Financial Statements.
2018 Credit Facility. The 2018 Credit Facility was entered in July 2018 consisting of a $100,000 term note and a $500,000 revolving credit facility. As of December 31, 2021, the 2018 revolving credit facility balance was $130,500, matures on July 31, 2023 and interest associated with the outstanding debt is approximately $5,511 in 2022 and $3,648 in 2023, respectively. See Note 8, Long-Term Debt in the notes to the Consolidated Financial Statements.
Operating Lease Obligations. At December 31, 2021, we had future commitments for office spaces leased in Holmdel, New Jersey for our headquarters, various other locations for field sales and administration offices in the United States and other countries, in Tel Aviv, Israel for application development, in London, United Kingdom for our UK offices, and for operating leases for co-location facilities mainly in the United States that accommodate a portion of our network equipment. As part of the Company's business optimization evaluation, the Company closed certain office locations worldwide and will lease agile workspaces when needed after the COVID-19 occupancy restrictions are lifted. As of December 31, 2021, operating lease obligations are approximately $11,825 in 2022, $11,089 in 2023, $7,193 in 2024, $7,404 in 2025, $6,431 in 2026, and $3,280 thereafter.
    Purchase obligations. The purchase obligations are primarily commitments to vendors who will provide license patents to us, provide web hosting service, provide electricity to our office, provide cloud-based data warehousing, provide software maintenance service, and provide insurance to us. In certain cases, we may terminate these arrangements early upon payment of specified fees. These amounts do not represent our entire anticipated purchases in the future, but represent only those items for which we are contractually committed. We also purchase products and services as needed with no firm commitment. For this reason, the amounts presented do not provide a reliable indicator of our expected future cash outflows or changes in our expected cash position. As of December 31, 2021, purchase obligations are approximately $29,208 in 2022, $7,894 in 2023, $2,414 in 2024, and $1,367 in 2025, respectively. See also Note 15, Commitments and Contingencies to our Consolidated Financial Statements.
42     VONAGE ANNUAL REPORT 2021

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
Use of Estimates
    Our consolidated financial statements and notes thereto are prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates, including uncertainty in the economic environment due to the ongoing outbreak of the novel coronavirus COVID-19.
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
COVID-19 has created and may continue to create uncertainty in customer payments, reduced usage, and issuance of customer credits to distressed customers served by certain product lines. As of the date of our consolidated financial statements, we are not aware of any specific event or circumstance that would require us to materially update our estimates or judgments. However, these estimates may change as new events occur and additional information is obtained, which may result in changes being recognized in our consolidated financial statements in future periods. In particular and in light of the COVID-19 pandemic, the assumptions and estimates associated with collectability assessment of revenue and credit losses of accounts receivable may have a material impact our consolidated financial statements in future periods, depending on the continued duration or degree of the impact of the COVID-19 pandemic on the global economy.
Revenue Recognition
    The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers which is further described in Note 4, Revenue Recognition to the Consolidated Financial Statements.
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
43     VONAGE ANNUAL REPORT 2021

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
Valuation of Goodwill and Intangible Assets
As of December 31, 2021, the Company had goodwill of $615,134 consisting of $164,356 associated with APIs through the acquisitions of Nexmo and TokBox and $450,778 associated with the Unified Communications and Contact Center Communications as a result of acquisitions of NVM, iCore, Simple Signal, Telesphere, and Vocalocity. The Company does not have any goodwill allocated to its Consumer segment as of December 31, 2021. In addition, the Company recognized intangible assets measured primarily based upon significant inputs that are not observable in the market and represent Level 3 measurements as defined by ASC 820, Fair Value Measurements.
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
The Company performed a qualitative assessment of macroeconomic, industry and market events and circumstances, and the overall financial performance of its APIs reporting unit and its Unified Communications and Contact Center Communications reporting unit as of October 1st with respect to the annual goodwill impairment test. The Company determined it was not more likely than not that the fair value of the goodwill attributed each of the reporting units was less than its carrying amount and accordingly, no impairment needed to be recognized for the year ended December 31, 2021. There were also no impairments recorded during the years ended December 31, 2020 and 2019, respectively.

We also perform a review of our purchased-intangible assets whenever events or changes in circumstances indicate that the useful life is shorter than we had originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, we assess the recoverability of purchased-intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life of the asset is shorter than originally estimated, we accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. There was no impairment of purchased-intangible assets identified for the years ended December 31, 2021, 2020, or 2019.
44     VONAGE ANNUAL REPORT 2021

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
As of December 31, 2021, we had NOLs for United States federal and state tax purposes, including those NOLs acquired as part of past business combinations, of $352,077 and $184,914, respectively, expiring at various times through 2037. In addition, we had Non-US NOLs of $170,366 primarily related to the United Kingdom which has no expiration date.
Under Section 382 of the Internal Revenue Code, if we undergo an “ownership change” which is generally defined as a greater than 50% change by value in our equity ownership over a three-year period, our ability to use our pre-change of control NOLs and other pre-change tax attributes against our post-change income may be limited. The Section 382 limitation is so as to limit the use of our pre-change NOLs to an amount that generally equals the value of our stock immediately before the ownership change multiplied by a designated federal long-term tax-exempt rate. At December 31, 2021, there were no limitations on the use of our NOLs except for the NOLs of Vocalocity as of the date of acquisition for which the Company has reflected in the deferred tax asset.
Capitalized Software
    The Company capitalizes qualifying internal-use software development costs that are incurred during the application development stage. Capitalization is dependent on whether management with the relevant authority has authorized and committed to funding the project, it is probable the project will be completed, and the software will be used to perform the function intended. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Capitalized software is stated at cost less accumulated amortization and amortized on a straight-line basis over their estimated useful lives. During the years ended December 31, 2021, 2020, and 2019 the Company capitalized $46,979, $41,840, and $28,488, respectively, related to the acquisition of software assets which was largely comprised of labor directly associated with internal-use projects.
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

45     VONAGE ANNUAL REPORT 2021

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
We prepared a sensitivity analysis to determine the impact of hypothetical changes foreign currency exchange rates have on our results of operations. The foreign currency rate analysis assumed a uniform movement in currencies by 10% relative to the U.S. Dollar on our results. Based upon the results of this analysis, a 10% change in currency rates would have resulted in an increase or decrease in our earnings for the year ended December 31, 2021 of approximately $31 million.
Interest Rate and Debt Risk
Our exposure to market risk for changes in interest rates primarily relates to our long-term debt.
As of December 31, 2021, if the interest rate on our variable rate debt changed by 1% on our 2018 revolving credit facility, our annual debt service payment would change by approximately $1,305.
As of December 31, 2021, we had $345.0 million outstanding on our 1.75% convertible senior notes due 2024. The Notes have 1.75% percent fixed annual interest rates and, therefore, our economic interest rate exposure on our convertible senior notes is fixed. However, the values of the convertible senior notes are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate convertible senior notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the convertible senior notes are affected by our stock price. The fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. Additionally, we carry the convertible senior notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only.

ITEM 8. Financial Statements and Supplementary Data
The financial statements and schedule required by this Item are listed in Part IV, Item 15 in this Annual Report on Form 10-K.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
46     VONAGE ANNUAL REPORT 2021

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, as amended, as of the end of the period covered by this Annual Report on Form 10-K. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
During the year ended December 31, 2021, the Company completed the transition of certain accounting transaction-processing activities to a third-party service organization as part of an ongoing initiative to optimize business processes across the organization. These changes have not materially affected, and are not reasonably likely to materially affect, the Company's internal control over financial reporting as the control owners do not reside at the third-party service organization. Other than the aforementioned transition to a third-party service organization for certain accounting activities, there were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In response to COVID-19, we have undertaken measures to protect our employees, partners, and clients, including encouraging employees to work remotely. These measures have compelled us to modify some of our control procedures, however, those modifications have so far not been material. We are continually monitoring and assessing the COVID-19 situation in order to minimize the impact on the design, implementation, and operating effectiveness of our internal controls. There were no other changes to controls during the quarter ended December 31, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

47     VONAGE ANNUAL REPORT 2021

Management’s Report on Internal Control Over Financial Reporting
February 24, 2022
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on our assessment, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our internal control over financial reporting was effective.
Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears on page 55.

/s/ Rory Read	/s/ Stephen Lasher
Rory Read Chief Executive Office	Stephen Lasher Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Report of the Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
See Report of Independent Registered Public Accounting Firm on page 55.

48     VONAGE ANNUAL REPORT 2021

ITEM 9B. Other Information
None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
49     VONAGE ANNUAL REPORT 2021

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

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

All other information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K no later than 120 days after the end of the Company’s fiscal year.

ITEM 11. Executive Compensation

The information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K no later than 120 days after the end of the Company’s fiscal year.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K no later than 120 days after the end of the Company’s fiscal year.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K no later than 120 days after the end of the Company’s fiscal year.

ITEM 14. Principal Accountant Fees and Services

The information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K no later than 120 days after the end of the Company’s fiscal year.

50     VONAGE ANNUAL REPORT 2021

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following financial statements are included are included herein:

•Reports of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets - As of December 31, 2021 and 2020
•Consolidated Statements of Operations - Years Ended December 31, 2021, 2020, and 2019
•Consolidated Statements of Comprehensive Loss - Years Ended December 31, 2021, 2020, and 2019
•Consolidated Statements of Cash Flows - Years Ended December 31, 2021, 2020, and 2019
•Consolidated Statements of Stockholders' Equity - Years Ended December 31, 2021, 2020, and 2019
•Notes to Consolidated Financial Statements

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

51     VONAGE ANNUAL REPORT 2021

52     VONAGE ANNUAL REPORT 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Vonage Holdings Corp.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Vonage Holdings Corp. (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, cash flows, and stockholders’ equity, for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

Revenue – Refer to Note 4 to the financial statements

Critical Audit Matter Description

The Company’s services revenues are comprised of monthly subscription fees under usage based or pay-per-use type billing arrangements, and contract-based service plans. Service revenues consist of a high volume of subscription and usage-based transactions, sourced from customary and proprietary information technology (IT) systems, databases, and other tools. The processing and recording of service revenues is substantially automated and based on contractual terms with customers.

53     VONAGE ANNUAL REPORT 2021

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

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
February 24, 2022
We have served as the Company's auditor since 2017.
54     VONAGE ANNUAL REPORT 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Vonage Holdings Corp.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Vonage Holdings Corp. (the "Company") as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 24, 2022, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
February 24, 2022
55     VONAGE ANNUAL REPORT 2021

VONAGE HOLDINGS CORP. CONSOLIDATED BALANCE SHEETS
VONAGE HOLDINGS CORP. CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)	December 31, 2021	December 31, 2020

Assets
Current assets:
Cash and cash equivalents	$18,342	$43,078
Accounts receivable, net of allowance $5,299 of and $8,878, respectively	147,622	116,304
Deferred customer acquisition costs, current portion	23,961	18,161
Prepaid expenses	33,875	32,131
Other current assets	3,513	6,230
Total current assets	227,313	215,904
Property and equipment, net of accumulated depreciation of $130,053 and $117,761, respectively	24,334	31,621
Operating lease right-of-use assets	31,855	29,330
Goodwill	615,134	624,328
Software, net of accumulated amortization of $140,565 and $111,642, respectively	106,516	80,638
Deferred customer acquisition costs	77,442	67,529
Restricted cash	1,967	1,919
Intangible assets, net of accumulated amortization of $312,677 and $275,346, respectively	161,134	204,267
Deferred tax assets	109,087	106,374
Other assets	33,362	33,926
Total assets	$1,388,144	$1,395,836

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$39,662	$17,464
Accrued expenses	186,835	158,080
Deferred revenue, current portion	61,420	65,506
Operating lease liabilities, current portion	10,393	11,554
Total current liabilities	298,310	252,604
Indebtedness under revolving credit facility	130,500	215,500
Convertible senior notes, net	305,609	290,784
Operating lease liabilities	32,663	31,019
Other liabilities	3,341	3,155
Total liabilities	770,423	793,062

Commitments and Contingencies (Note 15)	—	—

Stockholders’ Equity
Common stock, par value $0.001 per share; 596,950 shares authorized at December 31, 2021 and 2020; 331,330 and 323,815 shares issued at December 31, 2021 and 2020, respectively; 254,006 and 248,974 shares outstanding at December 31, 2021 and 2020, respectively	331	324
Additional paid-in capital	1,646,725	1,554,574
Accumulated deficit	(691,718)	(667,221)
Treasury stock, at cost, 77,324 shares at December 31, 2021 and 74,841 shares at December 31, 2020	(359,068)	(320,891)
Accumulated other comprehensive income	21,451	35,988
Total stockholders’ equity	617,721	602,774
Total liabilities and stockholders’ equity	$1,388,144	$1,395,836

The accompanying notes are an integral part of these consolidated financial statements

56     VONAGE ANNUAL REPORT 2021

VONAGE HOLDINGS CORP. CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
(In thousands, except per share amounts)	2021	2020	2019

Service, access and product revenues	$1,339,063	$1,185,357	$1,106,472
USF revenues	69,952	62,577	82,874
Total revenues	1,409,015	1,247,934	1,189,346

Operating Expenses:
Service, access and product cost of revenues (excluding depreciation and amortization)	624,557	490,946	428,210
USF cost of revenues	69,952	62,577	82,874
Sales and marketing	335,217	342,053	363,111
Engineering and development	80,667	81,484	69,460
General and administrative	202,461	182,106	152,672
Depreciation and amortization	88,780	88,917	86,256
Total operating expenses	1,401,634	1,248,083	1,182,583
Income (Loss) from operations	7,381	(149)	6,763
Other Income (Expense):
Interest expense	(28,348)	(32,160)	(32,821)
Other income (expense), net	905	314	(50)
Total other income (expense), net	(27,443)	(31,846)	(32,871)
Loss before income taxes	(20,062)	(31,995)	(26,108)
Income tax (expense) benefit	(4,435)	(4,217)	6,626
Net loss	$(24,497)	$(36,212)	$(19,482)

Loss per common share:
Basic and diluted	$(0.10)	$(0.15)	$(0.08)

Weighted-average common shares outstanding:
Basic and diluted	251,500	246,082	242,018

The accompanying notes are an integral part of these consolidated financial statements
57     VONAGE ANNUAL REPORT 2021

VONAGE HOLDINGS CORP. CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the years ended December 31,
(In thousands)	2021	2020	2019

Net loss:	$(24,497)	$(36,212)	$(19,482)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax expense (benefit) of $2,227, $(2,517), and $393, respectively	(14,537)	25,658	4,535
Unrealized gain on derivatives, net of tax expense (benefit) of $—, $(4), and $397, respectively	—	1,001	(1,976)
Total other comprehensive income (loss)	(14,537)	26,659	2,559
Comprehensive loss	$(39,034)	$(9,553)	$(16,923)

The accompanying notes are an integral part of these consolidated financial statements
58     VONAGE ANNUAL REPORT 2021

VONAGE HOLDINGS CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(In thousands)	2021	2020	2019
Cash flows from operating activities:
Net loss	$(24,497)	$(36,212)	$(19,482)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	45,603	34,378	27,815
Amortization of intangibles	43,177	54,539	58,441
Deferred income taxes	(599)	(352)	(13,411)
Amortization of deferred customer acquisition costs	20,854	16,241	11,359
Allowance for doubtful accounts	1,971	5,684	2,247
Amortization of financing costs and debt discount	15,637	14,938	8,907
(Gain) Loss on disposal of property and equipment and intangible assets	(268)	889	771
Share-based expense	79,900	45,667	45,242
Change in derivatives	—	1,055	(531)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(38,920)	(14,018)	(29,139)
Prepaid expenses and other current assets	1,406	(4,629)	1,983
Deferred customer acquisition costs	(36,929)	(32,335)	(30,546)
Accounts payable and accrued expenses	55,761	(11,126)	38,027
Deferred revenue	(2,259)	4,043	3,947
Other assets - cloud computing implementation costs	(4,574)	(6,909)	(15,480)
Other assets and liabilities	2,448	12,027	2,776
Net cash provided by operating activities	158,711	83,880	92,926
Cash flows from investing activities:
Capital expenditures	(8,996)	(10,571)	(20,273)
Proceeds from sale of intangible assets, net of payment for intangible assets	256	(312)	(318)
Acquisition and development of software assets	(46,979)	(41,840)	(28,488)
Payments for acquisitions of businesses	(7,000)	—	(3,000)
Net cash used in investing activities	(62,719)	(52,723)	(52,079)
Cash flows from financing activities:
Payments on short and long-term debt	(85,000)	(80,000)	(443,500)
Proceeds from issuance of short and long-term debt	—	75,000	489,000
Payment of debt issuance costs	—	—	(10,043)
Payment for capped call transactions and costs	—	—	(28,325)
Common stock repurchases	—	—	(10,000)
Employee taxes paid on withholding shares	(38,177)	(16,160)	(21,034)
Proceeds from exercise of stock options	5,920	10,310	1,981
Net cash used in financing activities	(117,257)	(10,850)	(21,921)
Effect of exchange rate changes on cash and cash equivalents	(3,423)	(945)	(395)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(24,688)	19,362	18,531
Cash, cash equivalents, and restricted cash, beginning of period	44,997	25,635	7,104
Cash, cash equivalents, and restricted cash, end of period	$20,309	$44,997	$25,635

The accompanying notes are an integral part of these consolidated financial statements
59     VONAGE ANNUAL REPORT 2021

VONAGE HOLDINGS CORP. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total

Balance at December 31, 2018	$310	$1,415,682	$(611,985)	$(275,009)	$6,770	$535,768
Cumulative effect adjustment upon the adoption of Topic 842			458			458
Stock option exercises	6	1,975				1,981
Share-based expense		45,242				45,242
Employee taxes paid on withholding shares				(21,034)		(21,034)
Common stock repurchases				(10,000)		(10,000)
Equity component of convertible notes, net of issuance costs and tax		50,123				50,123
Purchase of capped calls, net of tax		(21,553)				(21,553)
Common stock issued for acquisition of assets		3,000				3,000
Foreign currency translation adjustment					4,535	4,535
Unrealized gain on derivatives					(1,976)	(1,976)
Net loss			(19,482)			(19,482)
Balance at December 31, 2019	316	1,494,469	(631,009)	(306,043)	9,329	567,062
Stock option exercises	8	10,302				10,310
Share-based expense		49,803				49,803
Employee taxes paid on withholding shares				(14,848)		(14,848)
Foreign currency translation adjustment					25,658	25,658
Unrealized gain on derivatives					1,001	1,001
Net loss			(36,212)			(36,212)
Balance at December 31, 2020	324	1,554,574	(667,221)	(320,891)	35,988	602,774
Stock option exercises	7	5,913				5,920
Share-based expense		86,238				86,238
Employee taxes paid on withholding shares				(38,177)		(38,177)
Foreign currency translation adjustment					(14,537)	(14,537)
Net loss			(24,497)			(24,497)
Balance at December 31, 2021	$331	$1,646,725	$(691,718)	$(359,068)	$21,451	$617,721

The accompanying notes are an integral part of these consolidated financial statements

60     VONAGE ANNUAL REPORT 2021

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
Customers in the United States represented 65%, 68%, and 72% of our consolidated revenues for the years ended December 31, 2021, 2020, and 2019, respectively, with the balance in Canada, the United Kingdom, China, Singapore, Netherlands, and other countries around the world.

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
61     VONAGE ANNUAL REPORT 2021

Revenue Recognition
Our results are presented in accordance with the guidance of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), or Topic 606. We measure revenue based upon consideration specified by contracts with our customers. Revenue is recognized when our performance obligation under the contract is satisfied by transferring control over the product or service to the customer. We derive our revenues for our Consumer and VCP segments primarily from the sale of our communication services, access, and products along with USF as further described in Note 4, Revenue Recognition. The majority of the Company's contracts with customers have a single performance obligation for service revenues. We recognize revenue with customers when control transfers, which occurs upon delivery of a service or product. For our VCP segment, the typical life of a customer for service is 7 years.
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
Cost of Revenues
Cost of revenues is primarily comprised of cost of services consisting of costs that we pay to third parties such as access and interconnection charges that we pay to other companies to terminate domestic and international phone calls on the public switched telephone network. In addition, costs to lease phone numbers, to co-locate in other companies’ facilities, to provide enhanced emergency dialing capabilities to transmit 911 calls, and to provide local number portability are also included in cost of service. These costs also include taxes that we pay on telecommunications services from our suppliers or are imposed by government agencies such as USF contributions and royalties for use of third parties’ intellectual property. In addition, these costs include certain personnel and related costs for network operations and technical support that are attributable to revenue generating activities. Cost of services excludes depreciation and amortization expense of $61,874, $51,408, and $38,167 for the years ended December 31, 2021, 2020, and 2019, respectively.
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
We categorize cost of revenues as follows:
Services, access and product cost of revenues. Services cost of revenues consists of costs associated with network operations and technical support personnel, communication origination, and termination services provided by third party carriers and excludes depreciation and amortization. Access and product cost of revenues includes equipment sold to customers, shipping and handling, professional services, cost of certain products including equipment or services that we give customers as promotions, and broadband access.
USF cost of revenues. USF cost of revenues represents contributions to the Federal USF and related fees.
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of personnel and related costs for employees and contractors directly associated with our sales and marketing activities, internet advertising fees, radio and billboard advertising, public relations, commissions paid to employees, resellers and other third parties, trade shows, marketing and promotional activities, customer support, credit card fees, collections, and systems and information technology support. We expense advertising costs during the period in which they are incurred. Advertising costs included in sales and marketing were $42,816, $40,862, and $46,606 for the years ended December 31, 2021, 2020, and 2019, respectively.
62     VONAGE ANNUAL REPORT 2021

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

	As of December 31,
	2021	2020	2019
Cash and cash equivalents	$18,342	$43,078	$23,620
Restricted cash	1,967	1,919	2,015
	$20,309	$44,997	$25,635

Certain Risks and Concentrations
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents and accounts receivable. They are subject to fluctuations in both market value and yield based upon changes in market conditions, including interest rates, liquidity, general economic conditions, and conditions specific to the issuers. Accounts receivable are typically unsecured and are derived from revenues earned from customers. A portion of our accounts receivable represents the timing difference between when a customer’s credit card is billed and the subsequent settlement of that transaction with our credit card processors. This timing difference is generally three days for substantially all of our credit card receivables. We have never experienced any accounts receivable write-offs due to this timing difference. In addition, we collect subscription fees in advance, minimizing our accounts receivable and bad debt exposure. If a customer’s credit card, debit card or ECP is declined, we generally suspend international calling capabilities as well as their ability to incur domestic usage charges in excess of their plan minutes. Generally, if the customer’s credit card, debit card or ECP could not be successfully processed during three billing cycles, we terminate the account. In addition, we automatically charge any per minute fees to our customers’ credit card, debit card or ECP monthly in arrears. To further mitigate our bad debt exposure, a customer’s credit card, debit card or ECP will be charged in advance of their monthly billing if their international calling or overage charges exceed a certain dollar threshold.
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
63     VONAGE ANNUAL REPORT 2021

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
Goodwill
In accordance with ASC 350, Intangibles - Goodwill and Other, we recognize goodwill for the excess cost of an acquired business over the fair value assigned to assets acquired and liabilities assumed. Goodwill is tested for impairment on an annual basis on October 1st and, when specific circumstances dictate, between annual tests. A goodwill impairment loss is measured at the amount by which a reporting unit's carrying amount, including goodwill, exceeds its fair value, not to exceed the carrying amount of goodwill. Additionally, an entity has the ability to assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If determined to be necessary, the quantitative impairment test shall be used to identify goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any).
The Company performed its qualitative assessment of the Unified Communications and Contact Center Communications reporting unit and API reporting unit as of October 1, 2021 and determined that it was not more likely than not that the fair value of the reporting units' was less than its carrying value and accordingly, no impairment needed to be recognized for the year ended December 31, 2021. There were also no impairments recorded during the years ended December 31, 2020 and 2019.
64     VONAGE ANNUAL REPORT 2021

Intangible Assets
Intangible assets acquired in the settlement of litigation or by direct purchase are accounted for based upon the fair value of assets received.
Purchased-intangible assets are accounted for based upon the fair value of assets received and are amortized on a straight-line or accelerated basis over the periods of economic benefit, ranging from two to twelve years. We perform a review of purchased-intangible assets whenever events or changes in circumstances indicate that the useful life is shorter than we had originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, we assess the recoverability of purchased-intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life of the asset is shorter than originally estimated, we accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. There was no impairment of purchased-intangible assets identified for the years ended December 31, 2021, 2020, and 2019.
Asset Impairments
We evaluate impairment losses on long-lived assets used in operations when events and changes in circumstances indicate that the assets might be impaired. If our review indicates that the carrying value of an asset or asset group will not be recoverable, based on a comparison of the carrying value of the asset to the undiscounted future cash flows, the impairment will be measured by comparing the carrying value of the asset to its fair value. Fair value will be determined based on quoted market values, discounted cash flows or appraisals. Impairments of long-lived assets are recorded in the statement of operations as part of depreciation and amortization expense. There was no impairment of property and equipment identified for the years ended December 31, 2021, 2020, and 2019.
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
Restricted Cash and Letters of Credit
We had a cash collateralized letter of credit for $1,350 and $1,502 as of December 31, 2021 and 2020, respectively, mainly related to lease deposits for our Holmdel office. In the aggregate, cash reserves and collateralized letters of credit of $1,967 and $1,919 were recorded as long-term restricted cash at December 31, 2021 and 2020, respectively.
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
65     VONAGE ANNUAL REPORT 2021

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
Acquisition related integration costs include costs associated with exit or disposal activities, which do not meet the criteria of discontinued operations, including costs for employee, lease, and contract terminations, facility closing or other exit activities. Additionally, these costs include expenses directly related to integrating and reorganizing acquired businesses and include items such as employee retention costs, recruiting costs, certain moving costs, certain duplicative costs during integration and asset impairments. These costs are expensed as incurred in ,general and administrative expense.
Acquisition related consideration accounted for as compensation expense, such as restricted cash, restricted stock and option related costs incurred in connection with an acquisition are included in general and administrative expense.
On October 18, 2021, the Company completed the acquisition of certain assets and liabilities of Jumper AI Pte. Ltd. for cash consideration of $7 million. The Company has allocated the purchase price primarily to developed technology, customer relationships and goodwill. The Company may make additional payments of up to $9 million over the next two years subject to continuing employment of key individuals and achievement of certain financial targets.
66     VONAGE ANNUAL REPORT 2021

Foreign Currency
Generally, the functional currency of our non-United States subsidiaries is the local currency. However, the functional currency of API's United States's subsidiary is the Euro. The financial statements of these subsidiaries are translated to their respective functional currency using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs, and expenses. Translation gains and losses from the Company's net investments in subsidiaries are deferred and recorded in accumulated other comprehensive income as a component of stockholders’ equity until sale or complete or substantially complete liquidation of the net investment in the foreign entity takes place. Foreign currency transaction gains or losses are reported within other income (expense), net in the Company's consolidated statements of operations. For the year ended December 31, 2021, the amount recognized as foreign currency transaction loss was $457, for the years ended December 31, 2020, the amount recognized as foreign currency transaction gain was $368, and for the year ended December 31, 2019, the amount recognized as foreign currency transaction loss was $727.
Share-Based Compensation
We account for share-based compensation in accordance with FASB ASC 718, Compensation-Stock Compensation. Under the fair value recognition provisions of this pronouncement, share-based compensation cost is measured at the grant date based on the fair value of the award, which is generally the closing price of the Company's stock on the date of grant, and is recognized as expense over the applicable vesting period of the stock award on a straight-line basis. The Company considers the impact of certain information for which management is aware in determining the grant date fair value of the awards. The Company adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.  Any excess tax benefits or shortfalls are recorded in income taxes upon vest or exercise.  During the year ended December 31, 2021, the Company recorded a net tax expense of $1.4 million, and during the years ended December 31, 2020 and 2019, the Company recorded a net tax benefit of $0.3 million and $5 million, respectively, related to excess tax benefits.

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
COVID-19 has created and may continue to create uncertainty in customer payments, reduced usage, and issuance of customer credits to distressed customers served by certain product lines. As of the date of our consolidated financial statements, we are not aware of any specific event or circumstance that would require us to materially update our estimates or judgments. However, these estimates may change as new events occur and additional information is obtained, which may result in changes being recognized in our consolidated financial statements in future periods. In particular and in light of the COVID-19 pandemic, the assumptions and estimates associated with collectability assessment of revenue and credit losses of accounts receivable may have a material impact our consolidated financial statements in future periods, depending on the continued duration or degree of the impact of the COVID-19 pandemic on the global economy.
Reclassifications
Reclassifications have been made to our consolidated financial statements for the prior year periods to conform to classification used in the current year period including presentation of the Company's segments as further described in Note 16, Industry Segment and Geographical Information. The reclassifications did not affect results from operations or net assets.
67     VONAGE ANNUAL REPORT 2021

Recent Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06, "Debt - Debt with Conversion Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity". This ASU simplifies the accounting for certain convertible instruments such that the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under ASC 815, or that do not result in substantial premiums accounted for as paid-in-capital. As a result, more convertible debt instruments will be accounted for as a single liability measured at its amortized cost. In addition, the ASU requires the use of the if-converted method to be applied to convertible instruments when calculating earnings per share. The ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, using either a modified retrospective or a full retrospective approach. Early adoption is permitted for fiscal years beginning after December 15, 2020. The Company intends to adopt the ASU on a modified retrospective basis on January 1, 2022. Upon adoption, the Company expects to record a $50.1 million decrease to additional paid-in capital, a $34.5 million increase to convertible senior notes, net, a $15.9 million increase in deferred tax assets, and a $31.5 million increase to accumulated deficit.

68     VONAGE ANNUAL REPORT 2021

Note 3. Recent Events

Merger Agreement
On November 22, 2021, the Company, Telefonaktiebolaget LM Ericsson (publ), an entity organized and existing under the Laws of Sweden ("Ericsson"), and Ericsson Muon Holding Inc., a Delaware corporation ("Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) providing for the acquisition of the Company by Ericsson for approximately $6.2 billion to be funded by cash on hand.
The Merger Agreement provides that, among other things, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, continuing as the surviving corporation and an indirect wholly owned subsidiary of Ericsson. The proposed transaction is expected to be consummated during the first half of 2022 following the satisfaction of certain other customary conditions. The Company obtained the required approval by the stockholders on February 9, 2022.
Pursuant to the Merger Agreement, each share of common stock, par value $0.001 per share, of the Company (collectively, the “Shares”) issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”) (other than (i) Shares owned by Ericsson or Merger Sub or any of their respective subsidiaries, (ii) Shares owned by the Company as treasury stock, and (iii) Shares held by stockholders who will not have voted in favor of the adoption of the Merger Agreement (as may be amended) and who will have properly exercised appraisal rights in respect of such Shares in accordance with Section 262 of the DGCL) will be converted into the right to receive $21.00 per Share in cash, without interest.

69     VONAGE ANNUAL REPORT 2021

Note 4.  Revenue Recognition

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
Service revenue also includes supplying messaging (SMS and Voice) services to customers as part of our APIs. Revenue is recognized in the period when messages are sent by the customer. We also transact with providers or bulk SMS aggregators and sell services to these customers who then onsell to their customers. Since the aggregator is our customer, revenue is recognized on a gross basis with related costs included in cost of revenues.
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

	For the years ended December 31,			For the years ended December 31,			For the years ended December 31,
	2021			2020			2019
	VCP	Consumer	Total	VCP	Consumer	Total	VCP	Consumer	Total
Primary geographical markets
Americas	$648,927	$279,315	$928,242	$556,464	$322,811	$879,275	$501,949	$374,464	$876,413
EMEA	283,300	9,575	292,875	214,530	10,066	224,596	192,910	$11,002	203,912
APAC	187,898	—	187,898	144,063	—	144,063	109,021	$—	109,021
	1,120,125	288,890	1,409,015	915,057	332,877	1,247,934	803,880	385,466	1,189,346
Major Sources of Revenue
Service revenues	$1,061,745	$246,553	$1,308,298	$856,492	$292,003	$1,148,495	$719,514	$340,462	$1,059,976
Access and product revenues	30,522	243	30,765	36,584	278	36,862	46,232	264	46,496
USF revenues	27,858	42,094	69,952	21,981	40,596	62,577	38,134	44,740	82,874
	1,120,125	288,890	1,409,015	915,057	332,877	1,247,934	803,880	385,466	1,189,346
70     VONAGE ANNUAL REPORT 2021

In addition, the Company recognizes service revenues from its customers through subscription services provided or through usage or pay-per-use type arrangements. During the year ended December 31, 2021, the Company recognized $594,319 related to subscription services, $614,127 related to usage, and $200,569 related to other revenues such as USF, other regulatory fees, and credits. During the year ended December 31, 2020, the Company recognized $612,551 related to subscription services, $447,012 related to usage, and $188,371 related to other revenues such as USF, other regulatory fees, and credits. During the year ended December 31, 2019, the Company recognized $637,980 related to subscription services, $338,697 related to usage, and $212,669 related to other revenues such as USF, other regulatory fees, and credits.
Contract Assets and Liabilities
The following table provides information about receivables and contract liabilities from contracts with customers:

	December 31, 2021	December 31, 2020
Receivables (1)	$147,622	116,304
Contract liabilities (2)	61,420	65,506
(1) Amounts included in accounts receivables on our consolidated balance sheet.
(2) Amounts included in deferred revenues on our consolidated balance sheet.
Our deferred revenue represents the advance consideration received from customers for subscription services and is predominantly recognized over the following month as transfer of control occurs. During the years ended December 31, 2021, 2020 and 2019, the Company recognized revenue of $421,340, $431,220, and $456,855, respectively, related to its contract liabilities. We expect to recognize $61,420 into revenue over the next twelve months related to our deferred revenue as of December 31, 2021.
Remaining Performance Obligation
Transaction price allocated to the remaining performance obligation represents contracted revenue that has not yet been recognized. The typical subscription term may range from 1 month to 3 years. Contracted revenue as of December 31, 2021 that has not yet been recognized was approximately $0.4 billion. This excludes contracts with an original expected length of less than one year. The Company expects to recognize the majority of its remaining performance obligation over the next 18 months.
Contract Acquisition Costs
We have various commission programs for internal sales personnel and channel partners that are incremental to the acquisition of customer contracts. These costs are recorded as deferred contract acquisition costs on the consolidated balance sheets which eligible employees and third parties may earn commission on sales of services and products to customers. We expect that these commission fees are recoverable and, therefore, we have capitalized $101,403 and $85,690 as contract costs, net of accumulated amortization, as of December 31, 2021 and 2020, respectively, included within deferred customer acquisitions costs, current portion and deferred customer acquisition costs on our consolidated balance sheet. Capitalized commission fees are amortized to sales and marketing expense over the estimated customer life, which is seven years for Vonage Communications Platform customers. During the year ended December 31, 2021, 2020 and 2019, the amounts amortized to sales and marketing were $20,854, $16,241, and $11,359, respectively. There were no impairment losses recognized in relation to the costs capitalized for the years ended December 31, 2021 and 2020. In addition, the Company expenses sales commissions for commission plans related to customer arrangements deemed less than a year and for residuals and renewals.
71     VONAGE ANNUAL REPORT 2021

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
The following table sets forth the computation for basic and diluted earnings (loss) per share:

	For the years ended December 31,
	2021	2020	2019

Numerator
Net loss	$(24,497)	$(36,212)	$(19,482)

Denominator
Basic and diluted weighted average common shares outstanding	251,500	246,082	242,018
Basic loss per share
Basic and diluted loss per share	$(0.10)	$(0.15)	$(0.08)

The following shares were excluded from the calculation of diluted earnings (loss) per share because of their anti-dilutive effects:

	For the years ended December 31,
	2021	2020	2019
Restricted stock units	15,138	14,623	10,389
Employee stock options	445	1,501	4,946
	15,583	16,124	15,335
As the Company expects to settle the principal amount of its outstanding convertible senior notes in cash and any excess in cash or shares of the Company’s common stock, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share of common stock when the average market price of the Company’s common stock for a given annual period exceeds the conversion price of  $16.72  per share. The Company's convertible senior notes are further described in Note 8, Long-Term Debt .

72     VONAGE ANNUAL REPORT 2021

Note 6. Goodwill and Intangible Assets

Goodwill

The Company's goodwill is derived primarily from the acquisitions of Vocalocity, Telesphere, iCore, Simple Signal, Nexmo, TokBox and NVM which are included in the Company's VCP segment. The following table provides a summary of the changes in the carrying amounts of goodwill:

Balance at January 1, 2020	$602,970
Foreign currency translation adjustment	21,358
Balance at December 31, 2020	624,328
Increase due to acquisition of Jumper.ai	2,880
Foreign currency translation adjustment	(12,074)
Balance at December 31, 2021	$615,134

Intangible assets, net

The Company's intangible assets as of December 31, 2021 and 2020 primarily reflect intangible assets established with the acquisitions of various companies such as customer relationships, trade names and developed technology. In addition, the Company's intangible assets include patents we have purchased and licensed, including in connection with the settlement of litigation.

				December 31, 2021			December 31, 2020
	Useful Lives (years)			Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	7	to	12	$277,435	$(168,292)	$109,143	$284,692	$(150,094)	$134,598
Developed technology	3	to	10	174,862	(123,585)	51,277	173,572	(104,468)	69,104
Patents and patent licenses	3	to	5	21,056	(20,342)	714	20,849	(20,284)	565
Trade names	2	to	5	458	(458)	—	500	(500)	—
Total finite-lived intangible assets				$473,811	$(312,677)	$161,134	$479,613	$(275,346)	$204,267

During the years ended December 31, 2021, 2020, and 2019, the Company recorded amortization expense of $43,177, $54,539 and $58,441, respectively. Amortization expense may vary in the future as acquisitions, dispositions and impairments, if any, occur. The total expected future annual amortization for the succeeding five years ended December 31 is as follows:

Estimated Amortization Expense
2022	$41,414
2023	34,735
2024	28,693
2025	14,654
2026	11,768
73     VONAGE ANNUAL REPORT 2021

Note 7. Income Taxes

    The components of loss before income taxes are as follows:

	For the years ended December 31,
	2021	2020	2019
United States	$(17,308)	$(9,440)	$11,994
Foreign	(2,754)	(22,555)	(38,102)
	$(20,062)	$(31,995)	$(26,108)
The income tax (expense) benefit consisted of the following amounts:

	For the years ended December 31,
	2021	2020	2019
Current:
Federal	$(675)	$1,303	$—
Foreign	(2,324)	(2,637)	(3,599)
State and local taxes	(2,035)	(3,235)	(3,186)
	$(5,034)	$(4,569)	$(6,785)
Deferred:
Federal	$(1,488)	$(739)	$(1,495)
Foreign	1,858	1,290	7,321
State and local taxes	229	(199)	7,585
	599	352	13,411
	$(4,435)	$(4,217)	$6,626

74     VONAGE ANNUAL REPORT 2021

The reconciliation between the United States federal statutory rate of 21% for the year ended December 31, 2021, 2020 and 2019, respectively, to the Company's effective rates are as follows:

	For the years ended December 31,
	2021	2020	2019
U.S. Federal statutory tax rate	21%	21%	21%
Statutory permanent items	—%	—%	(3)%
Equity-based compensation	(7)%	1%	19%
Acquisition costs	(10)%	—%	—%
Officers' compensation	(30)%	(9)%	(7)%
Interest	6%	(5)%	(10)%
State and local taxes, net of federal benefit	(7)%	(8)%	13%
International tax (reflects effect of losses for which tax benefit not realized)	(12)%	(7)%	(9)%
Uncertain tax positions	(5)%	1%	2%
Tax credits	31%	7%	1%
Valuation reserve for income taxes and other	(19)%	(16)%	—%
Tax rate change	11%	3%	—%
Other	(1)%	(1)%	(2)%
Effective tax rate	(22)%	(13)%	25%
For the year ended December 31, 2021, the Company's overall effective tax rate was different from the statutory rate of 21% primarily as a result of a permanent adjustment related to a limitation against the deductibility of officer’s compensation, acquisition costs related to the proposed Ericsson transaction, and foreign nondeductible losses. In addition, a $6 million benefit was recorded for Research & Development Tax Credits in the United States and United Kingdom.
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

75     VONAGE ANNUAL REPORT 2021

The temporary differences which gave rise to the Company's net deferred tax assets consisted of the following:

	December 31, 2021	December 31, 2020
Assets and liabilities:
Accounts receivable and inventory allowances	$1,320	$1,588
Deferred rent	2,867	3,149
Acquired intangible assets and property and equipment	(15,254)	(23,360)
Accrued expenses	11,485	9,537
Research and development credit	14,480	11,288
Stock option compensation	17,235	18,326
Cumulative translation adjustments	39	39
Deferred revenue	10,819	8,201
Prepaid expense	(21,745)	(18,892)
Convertible debt and capped call	(10,713)	(9,345)
Net operating loss carryforwards	127,139	130,681
Other	(186)	—
	137,486	131,212
Valuation allowance	(28,399)	(24,838)
Deferred tax assets, net, non-current	$109,087	$106,374

Deferred tax assets and valuation allowance
Net deferred tax balance. As of December 31, 2021 and 2020, we recorded a deferred tax asset, net of valuation allowance of $109,087 and $106,374, respectively. The Company believes that the net operating losses related to two of its United Kingdom subsidiaries, Vonage Limited, Vonage Business Limited, and certain U.S. states may not be realizable under a "more likely than not" measurement and as such, a valuation allowance has been established to reduce the asset accordingly.
Valuation allowance. As of December 31, 2021 and 2020, the Company's valuation allowance was $28,399 and $24,838, respectively, primarily consisting of NOLs associated with Vonage Limited, Vonage Business Limited and state NOLs for certain legal entities.
NOL carryforwards. As of December 31, 2021, the Company has U.S. federal and state NOL carryforwards of $352,077 and $184,914, respectively, which expire at various times through 2030. We have Non-US NOLs of $170,366 primarily related to the United Kingdom which has no expiration date. Under Section 382 of the Internal Revenue Code, if we undergo an “ownership change” which is generally defined as a greater than 50% change by value in our equity ownership over a three-year period, our ability to use our pre-change of control NOLs and other pre-change tax attributes against our post-change income may be limited. The Section 382 limitation is applied so as to limit the use of our pre-change NOLs to an amount that generally equals the value of our stock immediately before the ownership change multiplied by a designated federal long-term tax-exempt rate. At December 31, 2021, there were no limitations on the use of our NOLs except for a certain portion of the NOLs acquired with Vocalocity, which the Company has reflected in the deferred tax asset.
Uncertain tax benefits
    The Company had uncertain tax benefits of $1,271 and $632 as of December 31, 2021 and 2020, respectively. The Company recognizes interest and penalties related to uncertain tax benefits in income tax expense. The Company incurred interest and penalty benefits of $3 for the years ended December 31, 2021, and interest or penalty expenses of $20 and $60 for the years ended December 31, 2020 and 2019, respectively.
The following table reconciles the total amounts of uncertain tax benefits:

	As of December 31,
	2021	2020
Balance as of January 1	$632	$914
Increase due to current year positions	1,061	114
Decrease due to prior year positions	(5)	—
Decrease due to settlements and payments	(355)	(173)
Decrease due to lapse of applicable statute of limitations	(60)	(238)
Increase (Decrease) due to foreign currency fluctuation	(2)	15
Uncertain tax benefits as of December 31	$1,271	$632
76     VONAGE ANNUAL REPORT 2021

Tax jurisdictions
    Business is conducted in various countries throughout the world and is subject to tax in numerous jurisdictions. A significant number of tax returns that are filed are subject to audit by various federal, state and local tax authorities. The Company is no longer subject to U.S. federal income tax examinations for years prior to 2017. With few exceptions, state and local income tax examinations are no longer open for years before 2016.

Note 8. Long-Term Debt
A schedule of long-term debt, excluding current portion, at December 31, 2021 and 2020 is as follows:

	December 31, 2021	December 31, 2020
Revolving credit facility - due 2023	130,500	215,500
Convertible senior notes - due 2024	345,000	345,000
Long-term debt including current maturities	$475,500	$560,500
Less unamortized discount	35,472	48,702
Less debt issuance cost	3,919	5,514
Total long-term debt	$436,109	$506,284

As of December 31, 2021, future payments under long-term debt obligations over each of the next five years are as follows:

Long-term debt
2022	$—
2023	130,500
2024	345,000
Minimum future payments of principal	$475,500

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
During the year ended December 31, 2021, the conditions allowing holders of the Convertible Senior Notes to convert were not met.
77     VONAGE ANNUAL REPORT 2021

The net carrying amount of the liability component of the Convertible Senior Notes was as follows:

December 31, 2021
Principal	$345,000
Unamortized discount	(35,472)
Unamortized issuance cost	(3,919)
Net carrying amount	$305,609

The net carrying amount of the equity component of the Convertible Senior Notes was as follows:

December 31, 2021
Proceeds allocated to the conversion option (debt discount)	$67,664
Issuance cost	(1,944)
Income tax expense	(15,597)
Net carrying amount	$50,123

The following table sets forth the interest expense recognized related to the Convertible Senior Notes:

	For the years ended December 31,
	2021	2020
Contractual interest expense	$6,038	$6,038
Amortization of debt discount	13,230	12,532
Amortization of debt issuance costs	1,595	1,594
Total interest expense related to the Convertible Senior Notes	$20,863	$20,164

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
78     VONAGE ANNUAL REPORT 2021

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
In 2021, we made discretionary repayments of $85 million under the 2018 revolving credit facility. In addition, the effective interest rate was 2.88% as of December 31, 2021.
In 2020, we made discretionary repayments of $80 million under the 2018 revolving credit facility and borrowed $75 million under the revolving credit facility.
As of December 31, 2021, we were in compliance with all covenants, including financial covenants, for the 2018 Credit Facility.
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
    The following table summarizes the effects of ASC 815 on the Company's accumulated OCI balance attributable to cash flow derivatives:

Years Ended December 31
2020
Accumulated OCI beginning balance	$(1,001)
Reclassified from accumulated OCI to income:
Due to reclassification of previously deferred gain	1,051
Change in fair value of cash flow hedge accounting contracts, net of tax	(50)
Accumulated OCI ending balance, net of tax expense of $—	$—
Gains expected to be realized from accumulated OCI during the next 12 months	$—

79     VONAGE ANNUAL REPORT 2021

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
As of December 31, 2021, the fair value of the 1.75% Convertible Senior Notes was approximately $457,125. The fair value was determined based on the quoted price for the Convertible Senior Notes in an inactive market on the last trading day of the reporting period and is classified as Level 2 in the fair value hierarchy.

Fair Value of Other Financial Instruments
The carrying amounts of our other financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, approximate fair value and are classified as Level 1 because of their short maturities. We believe the fair value of our 2018 Credit Facility at December 31, 2021 and December 31, 2020 was approximately the same as its carrying amount as as the facility bears interest at a variable rate indexed to current market conditions and is classified as Level 2 within the fair value hierarchy.
As of December 31, 2021, we did not have any other assets or liabilities that are measured and recognized at fair value on a recurring basis.

80     VONAGE ANNUAL REPORT 2021

Note 10. Common Stock
As of December 31, 2021 and December 31, 2020, the Company had 596,950 shares of common stock authorized. For a detailed description of our share-based compensation programs refer to Note 11, Employee Stock Benefit Plans.
The following table reflects the changes in the Company's common stock issued and outstanding:

For the Year Ended
(in thousands)	Issued	Treasury	Outstanding
Balance at December 31, 2018	309,736	(69,993)	239,743
Shares issued under the 2015 Equity Incentive Plan	5,832	—	5,832
Employee taxes paid on withholding shares	—	(2,113)	(2,113)
Assets acquisition	240		240
Common stock repurchases		(853)	(853)
Balance at December 31, 2019	315,808	(72,959)	242,849
Shares issued under the 2015 Equity Incentive Plan	8,007	—	8,007
Employee taxes paid on withholding shares	—	(1,882)	(1,882)
Balance at December 31, 2020	323,815	(74,841)	248,974
Shares issued under the 2015 Equity Incentive Plan	7,515		7,515
Employee taxes paid on withholding shares		(2,483)	(2,483)
Balance at December 31, 2021	331,330	(77,324)	254,006

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
81     VONAGE ANNUAL REPORT 2021

    On June 3, 2021, the Board of Directors approved the extension of the Preservation Plan through June 30, 2023. As required under the Merger Agreement, on November 22, 2021, in connection with the execution of the Merger Agreement, Vonage entered into an amendment to the Preservation Plan with American Stock Transfer & Trust Company, LLC in order to, among other things, (i) provide that the Company Rights (as defined in the Merger Agreement) will expire and cease to be exercisable effective as of immediately prior to the Effective Time (as defined in the Merger Agreement) and (ii) render the Preservation Plan inapplicable to the transactions contemplated by the Merger Agreement.

Note 11. Employee Stock Benefit Plans
Our stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. Currently, we grant options from our 2015 Equity Incentive Plan. Our 2006 Incentive Plan was terminated by our board of directors in 2015 and our 2001 Stock Incentive Plan was terminated by our board of directors in 2008. As such, share-based awards are no longer granted under either the 2006 Incentive Plan and the 2001 Stock Incentive Plan. Under the 2015 Equity Incentive Plan, share-based awards can be granted to all employees, including executive officers, outside consultants, and non-employee directors. Vesting periods for share-based awards are generally two, three or four years for both plans. Awards granted under each plan expire in five or ten years from the effective date of grant. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model.
We also issue restricted performance stock units with vesting that is in part contingent on both TSR compared to members of our peer group and continued service. For the market-based restricted performance stock units issued during the year ended December 31, 2021 and 2020, the payouts at vesting which are linearly interpolated between the percentiles specified below are as follows:

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
The assumptions used to value these market based restricted performance stock units are as follows:

	2021	2020	2019
Risk-free interest rate	0.29%	0.56%	2.40%
Expected stock price volatility	51.01%	42.21%	39.95%
Dividend yield	0.00%	0.00%	0.00%
Expected term (in years)	2.80	2.80	2.79

Our stock incentive plans as of December 31, 2021 are summarized as follows (in thousands):

	Shares Authorized	Shares Available for Grant	Stock Options Outstanding	Non-vested Restricted Stock and Restricted Stock Units
Options assumed from acquisition	2,227	283	88	—
2006 Incentive Plan	71,669	—	344	—
2015 Incentive Plan	42,731	7,913	13	15,138
Total as of December 31, 2021	116,627	8,196	445	15,138
82     VONAGE ANNUAL REPORT 2021

2015 Equity Incentive Plan
On June 3, 2015, we adopted our 2015 Equity Incentive Plan which replaced the 2006 Incentive Plan. Shares issued under the plan may be authorized and unissued shares or may be issued shares that we have reacquired. Shares covered by awards that are forfeited, canceled or otherwise expire without having been exercised or settled, or that are settled by cash or other non-share consideration, will become available for issuance pursuant to a new award. Shares that are tendered or withheld to pay the exercise price of an award or to satisfy tax withholding obligations will not be available for issuance pursuant to new awards.  Our 2015 Equity Incentive Plan will terminate on June 3, 2025. At December 31, 2021, there are 7,913 shares available for future grant under the 2015 Equity Incentive Plan.
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
Stock Options
The following table summarizes the activity and changes related to stock options during the year:

	Stock Options Outstanding
	Shares	Weighted Average Exercise Price Per Share
	(in thousands)
Outstanding at December 31, 2020	1,501	$4.90
Stock options exercised	(1,047)	5.56
Stock options canceled	(9)	4.23
Outstanding at December 31, 2021	445	$3.35
Vested and expected to vest at December 31, 2021	445	$3.35
Exercisable at December 31, 2021	445	$3.35

There were no options granted in 2020, 2019, and 2018. The aggregate intrinsic value of exercised stock options for the years ended December 31, 2021, 2020, and 2019 was $11,927, $26,133, and $7,616, respectively.
Restricted Stock and Restricted Stock Units
The following table summarizes the activity and changes related to restricted stock and restricted stock units during the year:

	Restricted Stock and Restricted Stock Units Outstanding
	Units	Weighted Average Grant Date Fair Value Per Unit
	(in thousands)
Non-vested at December 31, 2020	14,623	$9.65
Restricted stock and restricted stock units granted	10,599	15.42
Restricted stock and restricted stock units vested	(6,468)	12.57
Restricted stock and restricted stock units canceled	(3,616)	9.97
Non-vested at December 31, 2021	15,138	$13.28

83     VONAGE ANNUAL REPORT 2021

The weighted average grant date fair market value of restricted stock and restricted stock units granted was $15.42, $8.49, and $11.29 per unit during the year ended December 31, 2021, 2020, and 2019, respectively. The fair value of restricted stock and restricted stock units that vested during the years ended December 31, 2021, 2020, and 2019 was $81,281, $42,886, and $32,872, respectively. The aggregate intrinsic value of restricted stock units outstanding was $314,714 as of December 31, 2021.
From time to time, our Compensation Committee has determined that it is prudent to grant awards for incentive and retention purposes. In normal course, RSUs were granted on November 1, 2021 and November 8, 2021 to executives and certain key employees for retention purposes. These RSUs vest over a two year period. Given the timing of the grant of RSUs relative to the announcement of the acquisition of the Company by Ericsson on November 22, 2021, the RSUs were valued utilizing a price that was substantively close to the Merger Consideration included in the Merger Agreement which incorporated the effect of the expected increase of the share price resulting from the announcement rather than the closing price of the Company's stock on the date of grant which is typically how the Company determines the grant date fair value of RSUs and resulted in an immaterial increase to share-based compensation for the year ended December 31, 2021.

Supplemental Information
Total share-based compensation expense recognized for the years ended December 31, 2021, 2020, and 2019 was $79,900, $45,667, and $45,242, respectively, which were recorded to cost of services and general and administrative expense in the consolidated statements of operations. During the year ended December 31, 2021, the Company modified awards for certain individuals in connection with strategies implemented to mitigate the impact of 280G of the IRS Code which resulted in $9,579 of incremental stock compensation expense being recognized in the current year to reflect the revised fair value of the modified awards. As of December 31, 2021, total unamortized share-based compensation was $121,108, accounting for forfeitures when they occur, which is expected to be amortized over the remaining weighted average recognition period of 2.0 years. Compensation costs for all share-based awards are amortized on a straight-line basis over the requisite service period. Our current policy is to issue new shares to settle the exercise of stock options and prospectively, the vesting of restricted stock units.
 Information regarding the options outstanding as of December 31, 2021 is summarized below:

	Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Stock Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Stock Options Vested and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)	(in years)		(in thousands)	(in thousands)	(in years)		(in thousands)
$0.69 to $1.99	88		1.10		88		1.10
$2.00 to $4.00	174		2.94		174		2.94
$4.01 to $7.25	183		4.83		183		4.83
	445	2.29	3.35	$7,754	445	2.29	3.35	$7,754

Retirement Plan
In March 2001, we established a 401(k) Retirement Plan, or the Retirement Plan, available to employees who meet the plan’s eligibility requirements. Participants may elect to contribute a percentage of their compensation to the Retirement Plan up to a statutory limit. We may make a contribution to the Retirement Plan in the form of a matching contribution. The employer matching contribution is 50% of each employee’s contributions not to exceed $6 in 2021, 2020, and 2019. Our expense related to the Retirement Plan was $8,722, $9,625, and $8,750 in 2021, 2020, and 2019, respectively.

84     VONAGE ANNUAL REPORT 2021

Note 12. Leases

The Company entered into various non-cancelable operating lease arrangements for certain of our existing office and telecommunications co-location space as well as operating leases for certain equipment. The operating leases expire at various times through 2028, some of which provide the Company options to extend the leases for terms up to 5 years beyond the original term. We are committed to pay a portion of the buildings’ operating expenses as required under the arrangements which we will separate as a non-lease component when readily determinable. The Company did not have any finance leases as of December 31, 2021 and 2020.

During the year ended December 31, 2021, 2020, and 2019, the Company incurred operating lease expense of $9,634, $10,976, and $14,390, respectively, related to its operating leases. In addition, the Company received sub-lease income of $1,117, $1,196, and $1,272, respectively, during the year ended December 31, 2021, 2020, and 2019. Additionally, the remaining weighted average lease term for our operating leases was 4.58 years and the weighted average discount rate utilized to measure the Company's operating leases was 4.26% as of December 31, 2021.

Supplemental cash flow related to the Company's operating leases is as follows:

	For the years ended
	December 31, 2021	December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities	$11,698	$15,380
Right-of-use assets obtained in exchange for lease obligations	8,431	13,023

Maturities of lease liabilities as of December 31, 2021 were as follows:

For the year ended
December 31, 2021
2022	$11,825
2023	11,089
2024	7,193
2025	7,404
2026	6,431
Thereafter	3,280
Total lease payments	47,222
Less imputed interest	(4,166)
Total	$43,056

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
During the year ended December 31, 2021, the Company entered into a new lease agreement to relocate its corporate headquarters to a new leased facility located in Holmdel, New Jersey. As a result, the Company expects to incur a charge associated with the abandonment of its former corporate headquarters in early 2022 upon successful relocation.

85     VONAGE ANNUAL REPORT 2021

Note 13.    Property and Equipment

	December 31, 2021	December 31, 2020
Network equipment and computer hardware	$72,660	$74,149
Leasehold improvements	37,487	37,752
Customer premise equipment	40,816	34,009
Furniture	3,424	3,472
	154,387	149,382
Less accumulated depreciation	(130,053)	(117,761)
Property and equipment	$24,334	$31,621

Note 14.    Accrued Liabilities

	December 31, 2021	December 31, 2020
Compensation and benefits, related taxes and temporary labor	$45,712	$43,580
Marketing	32,312	15,319
Taxes and fees	28,214	25,977
Telecommunications	59,934	52,975
Severance	845	3,594
Interest	884	847
Customer credits	4,461	4,738
Professional fees	7,324	1,953
Inventory	886	659
Other accruals	6,263	8,438
	$186,835	$158,080
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

Note 15. Commitments and Contingencies

Commitments
Stand-by Letters of Credit
We have stand-by letters of credit totaling $1,350 and $1,502, as of December 31, 2021 and 2020, respectively.
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
86     VONAGE ANNUAL REPORT 2021

Vendor Commitments
    We have several commitments primarily commitments to vendors who will provide license patents to us, provide web hosting service, provide electricity to our office, provide cloud-based data warehousing, provide software maintenance service, and provide insurance to us. In certain cases, we may terminate these arrangements early upon payment of specified fees. These commitments total $40,883 as of December 31, 2021. Of this total amount, we expect to purchase $29,208 in 2022, $7,894 in 2023, $2,414 in 2024, and $1,367 in 2025, respectively. These amounts do not represent our entire anticipated purchases in the future, but represent only those items for which we are contractually committed. We also purchase products and services as needed with no firm commitment. For this reason, the amounts presented do not provide a reliable indicator of our expected future cash outflows or changes in our expected cash position.

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
State and Municipal Taxes

In accordance with generally accepted accounting principles, we make a provision for a liability for taxes when it is both probable that a liability has been incurred and the amount of the liability or range of liability can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. From time to time, we have received inquiries from a number of states and local taxing agencies with respect to the remittance of sales, use, telecommunications, and excise taxes. Several jurisdictions are currently conducting tax audits of the Company's records. While the Company collects or has accrued for taxes that it believes are required to be remitted, it has reviewed its positions in those various jurisdictions as well as other regulatory fees and has established appropriate reserves. As such, we have a reserve of $10,010 as of December 31, 2021 included in accrued expenses as our best estimate of the potential tax exposure for any retroactive assessment.

87     VONAGE ANNUAL REPORT 2021

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

88     VONAGE ANNUAL REPORT 2021

Information about our segment results for the years ended December 31, 2021, 2020, and 2019 were as follows:

	Service Revenue		Revenue	Adjusted EBITDA	Depreciation and Amortization
Year ended December 31, 2021
Vonage Communications Platform	$1,061,745		$1,120,125	$10,714	$87,872
Consumer	246,553		288,890	186,856	908
Total Vonage	$1,308,298		$1,409,015	$197,570	$88,780
		—
Year ended December 31, 2020
Vonage Communications Platform	$856,492		$915,057	$(56,968)	$85,210
Consumer	292,003		332,877	227,152	3,707
Total Vonage	$1,148,495		$1,247,934	$170,184	$88,917

Year ended December 31, 2019
Vonage Communications Platform	$719,514		$803,880	$(103,266)	$80,197
Consumer	340,462		385,466	261,362	6,059
Total Vonage	$1,059,976		$1,189,346	$158,096	$86,256

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

	Years Ended December 31,
	2021	2020	2019
Adjusted EBITDA	$197,570	$170,184	$158,096
Interest expense	(28,348)	(32,160)	(32,821)
Depreciation and amortization	(88,780)	(88,917)	(86,256)
Amortization of costs to implement cloud computing arrangements	(3,515)	(2,885)	(1,362)
Share-based expense	(79,900)	(45,667)	(45,242)
Acquisition related transactions and integration costs	(10,120)	—	(701)
Organizational transformation	—	(5,119)	(14,533)
Restructuring activities	(2,655)	(18,913)	—
Other non-recurring items	(4,314)	(8,518)	(3,289)
Loss before taxes	$(20,062)	$(31,995)	$(26,108)

89     VONAGE ANNUAL REPORT 2021

Information about our operations by geographic location is as follows:

	December 31, 2021	December 31, 2020
Long-lived assets:
United States	$627,243	$646,072
United Kingdom	278,173	293,457
Israel	1,702	1,325
	$907,118	$940,854

Note 17. Cash Flow Information

Detail of supplemental disclosures for cash flow and non-cash investing and financing information was as follows:

	For the years ended December 31,
	2021	2020	2019
Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$12,982	$15,928	$23,006
Income taxes paid net of refunds	2,131	2,298	4,365
Non-cash investing and financing activities:
Acquisition of long-term assets included in accounts payable and accrued expenses	$5,576	$3,082	$1,326
Share-based compensation expense capitalized in internally developed software costs	6,338	4,136	—
Issuance of shares for asset acquisition	—	—	3,000

Schedule II. Valuation and Qualifying Accounts

	Balance at Beginning of Period		Charged to Costs and Expenses		Balance at End of Period
		Deductions(1)
Allowance for Doubtful Accounts:
Year ended December 31, 2021	$8,878	$(5,550)	$1,971		$5,299
Year ended December 31, 2020	5,494	(2,300)	5,684		8,878
Year ended December 31, 2019	3,542	(325)	2,277		5,494
Valuation Allowance for Deferred Taxes:
Year ended December 31, 2021	$24,838	$—	$3,561	(2)	$28,399
Year ended December 31, 2020	19,978	—	4,860	(2)	24,838
Year ended December 31, 2019	23,815	—	(3,837)	(2)	19,978

(1)Represents principally net amounts charged as uncollectible.
(2)Amounts charged (credited) to expense represent change in valuation allowance.
90     VONAGE ANNUAL REPORT 2021

Exhibit Number	Description of Exhibit [To be updated]
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

2.3
Agreement and Plan of Merger, by and among Vonage Holdings Corp., Telefonaktiebolaget LM Ericsson (publ) and Ericsson Muon Holding Inc., dated as of November 22, 2021 (Incorporated by reference to Vonage Holdings Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on November 22, 2021).

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

3.3
Amendment to the Amended and Restated By-Laws of Vonage Holdings Corp., dated as of November 21, 2021 (Incorporated by reference to Vonage Holdings Corp.'s Current Report on Form 8-K (File No. 001-32887) filed on November 22, 2021).

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

4.3
Amendment No. 1 to the Tax Benefits and Preservation Plan, by and between Vonage Holdings Corp. and American Stock and Transfer Company LLC, dated as of November 22, 2021 (Incorporated by reference to Vonage Holdings Corp.'s Current Report on Form 8-K (File No. 001-32887) filed on November 22, 2021).

4.4
Indenture, dated as of June 14, 2019, between Vonage Holdings Corp. and Wilmington Trust, National Association, as trustee (Incorporated by reference to Vonage Holdings Corp.'s Current Report on Form 8-K (File No. 001-32887) filed on June 14, 2019).

4.5	Form of 1.75% Convertible Senior Notes due 2024 (included in Exhibit 4.1) (Incorporated by reference to Vonage Holdings Corp.'s Current Report on Form 8-K (File No. 001-32887) filed on June 14, 2019).
4.6	Description of Securities (Incorporated by reference to Vonage Holdings Corp.'s Annual Report on Form 10-K (File No. 001-32887) filed on February 20, 2020.
10.1	Nexmo Inc. 2011 Stock Plan (Incorporated by reference to Vonage Holding Corp.’s Registration Statement on Form S-8 (File No. 001-32887) filed on June 29, 2016).*
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

91     VONAGE ANNUAL REPORT 2021

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

10.31
Amendment No. 1 to Renewal Agreement, dated February 26, 2021, among Vonage Holdings Corp., Legion Partners Asset Management LLC, and each of the signatories thereto (incorporated by reference to Vonage Holdings Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on February 26, 2021).

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

10.35	Amended and restated 2015 Equity Incentive Plan* (Incorporated by reference to Vonage Holding Corp.’s Annual Report on Form 10-Q (File No. 001-32887) filed on August 6, 2019).
10.36
Amended and restated 2015 Equity Incentive Plan - Restricted Stock Unit Agreement* (Incorporated by reference to Vonage Holding Corp.’s Annual Report on Form 10-Q (File No. 001-32887) filed on August 6, 2019).

10.37
Employment Agreement, dated as of June 5, 2020, by and between Vonage Holdings Corp. and Rory Read (Incorporated by reference to Vonage Holdings Corp.'s Current Report on Form 8-K (File No. 001-32887) filed on June 8, 2020).*

10.38
Fixed Term Employment Contract, by and between Vonage Holdings Corp. and Tim Shaughnessy, dated August 17, 2020 (Incorporated by reference to Vonage Holdings Corp.'s Current Report on Form 8-K (File No. 001-32887) filed on August 18, 2020).*

10.39
Amendment No. 1 to Fixed Term Employment Contract, by and between Vonage Holdings Corp. and Tim Shaughnessy, dated December 31, 2020 (Incorporated by reference to Vonage Holdings Corp.'s Current Report on Form 8-K (File No. 001-32887) filed on January 7, 2021).*

10.40
Employment Agreement, dated as of January 14, 2021, by and between Vonage Holdings Corp. and Stephen Lasher (Incorporated by reference to Vonage Holdings Corp.'s Current Report on Form 8-K (File No. 001-32887) filed on January 28, 2021).*

10.41
Termination, Separation and Release Agreement, dated March 24, 2021, among Vonage Holdings Corp. and Omar Javaid (Incorporated by reference to Vonage Holdings Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on May 6, 2021).*

92     VONAGE ANNUAL REPORT 2021

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

ITEM 16. Form 10-K Summary

None.

93     VONAGE ANNUAL REPORT 2021

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Holmdel, State of New Jersey, on February 24, 2022.

VONAGE HOLDINGS CORP.
Dated:	February 24, 2022	By:	/s/ STEPHEN LASHER
Stephen Lasher Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature	Title	Date
/s/ RORY READ	Director, Chief Executive Officer	February 24, 2022
Rory Read	(principal executive officer)

/s/ STEPHEN LASHER	Chief Financial Officer	February 24, 2022
Stephen Lasher	(principal financial officer)

/S/ DAVID LEVI	Senior Vice President and Controller	February 24, 2022
David Levi	(principal accounting officer)

/S/ JEFFREY A. CITRON	Director, Chairman	February 24, 2022
Jeffrey A. Citron

/S/ HAMID AKHAVAN	Director	February 24, 2022
Hamid Akhavan

/S/ JAN HAUSER	Director	February 24, 2022
Jan Hauser

/S/ PRISCILLA HUNG	Director	February 24, 2022
Priscilla Hung

/S/ CAROLYN KATZ	Director	February 24, 2022
Carolyn Katz

/S/ MICHAEL MCCONNELL	Director	February 24, 2022
Michael McConnell

/S/ JOHN J. ROBERTS	Director	February 24, 2022
John J. Roberts

/S/ TIEN TZUO	Director	February 24, 2022
Tien Tzuo

/S/ STEVE WARD	Director	February 24, 2022
Steve Ward
94     VONAGE ANNUAL REPORT 2021