Form 10-K/A
period 2021-12-31
VONAGE HOLDINGS CORP
filed 2022-04-29
CIK 1272830

UNITED STATES SECURITIES AND EXCHANGE COMMISSION • WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934		or	☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
	For the fiscal year ended	12/31/2021			For the transition period from to

 Commission file number 001-32887
VONAGE HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Delaware					11-3547680
(State or other jurisdiction of incorporation or organization)					(I.R.S. Employer Identification No.)
101 Crawfords Corner Road, Suite 2416	Holmdel	,	New Jersey	,	07733
(Address of principal executive offices)					(Zip Code)
Registrant’s telephone number, including area code: (732) 528-2600

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.001 Per Share	VG	Nasdaq Global Select Market
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
The number of shares outstanding of the registrant’s common stock as of April 27, 2022 was 256,546,113.
Documents Incorporated By Reference

Auditor Name: Deloitte & Touche LLP Auditor Location: Parsippany, New Jersey Auditor ID: 34

EXPLANATORY NOTE

Vonage Holdings Corp. (the “Company,” “Vonage,” “our,” “us” or “we”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Form 10-K”), which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 24, 2022, to provide the information required by Part III of Form 10-K. This information was previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in Part III to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after end of our fiscal year. We are filing this Amendment No. 1 to include Part III information in our Form 10-K because we will not file a definitive proxy statement containing this information within 120 days after the end of the fiscal year covered by the Form 10-K. This Amendment No. 1 amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Form 10-K.

In addition, as required by Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 12b-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, updated certifications of the Company’s principal executive officer and principal financial officer are included as Exhibits 31.3 and 31.4 hereto. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications has been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1. No other changes have been made to the Form 10-K other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way the financial statements, consents or any other items disclosures made in the Form 10-K in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment No. 1 should be read in conjunction with the Form 10-K and the Company’s other filings with the SEC subsequent to the filing of the Form 10-K.

VONAGE HOLDINGS CORP.
FORM 10-K/A
FOR THE FISCAL YEAR ENDED December 31, 2021

A

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance
OUR BOARD OF DIRECTORS

Hamid Akhavan

Age: 60

Independent Director since December 2016

Committees: Technology, Transactions
Experience:
•Chief Executive Officer at EchoStar Corporation (since April 2022)
•Chairman at Twin Point Capital - Special Opportunities (Jan. 2020 to March 2022)
•Partner at Twin Point Capital, a growth-oriented private equity firm based in New York, NY and Palo Alto, CA (April 2018 to Jan. 2020)
•Partner at Long Arc Capital, a private equity firm specializing in disruptive technology investments (August 2016 to March 2018)
•Chief Executive Officer of Unify Inc. (formerly Siemens Enterprise), a global supplier of Unified Communication (UC) and Contact Center (CC) services (February 2010 to January 2014)
•Chief Operating Officer of Deutsche Telecom (February 2009 to January 2010)
•Chief Executive Officer of T-Mobile International (December 2006 to March 2009)
•Began his career at Jet Propulsion Laboratory (NASA) and Bell Communications Research
Education:
•BS, Electrical Engineering and Computer Science, California Institute of Technology (Caltech)
•MS, Electrical Engineering and Computer Science, Massachusetts Institute of Technology (MIT)
Other Boards:
•National Broadband Ireland (since January 2020)
•Anterix (NASD: ATEX) (since July 2020)
•Blackpoint Cyber (since 2015)
•Servion (since 2016)
•Stealth Monitoring (April 2019 to December 2021)
Qualifications:
Mr. Akhavan has extensive leadership experience at organizations spanning from large public corporations, to private-equity funded companies, to startups, with vast expertise in the wireless, software and services markets, as well as in enterprise cloud communications. Mr. Akhavan brings deep international and versatile technology, enterprise and communications experience, and adds significant strategic insight to our Board.

4 VONAGE ANNUAL REPORT 2021

Jeffrey A. Citron

Age: 51

Chairman of the Board of Directors since January 2001

Committees: Transactions (Chair)
Experience:
•Private Investor
•Managing Partner, KEC Ventures (2011 to present)
•President, Mannis Group (January 2015 to present)
•Interim Chief Executive Officer of the Company (April 2007 to July 2008)
•Chief Strategist of the Company (February 2006 to July 2008)
•Chief Executive Officer of the Company (January 2001 through February 2006)
Qualifications:
As a Founder and former Chief Executive Officer and Chief Strategist of Vonage, Mr. Citron brings deep institutional knowledge and perspective regarding our strengths, challenges, opportunities, and operations to his role as Chairman of our Board of Directors. Mr. Citron brings entrepreneurial and business-building skills and experience to Vonage. He also brings the perspective of a shareholder with significant stock ownership in us. In addition, Mr. Citron possesses an extensive understanding of telecommunications technologies, including VoIP technology.

5 VONAGE ANNUAL REPORT 2021

Jan Hauser

Age: 63

Independent Director since September 2019

Committees: Audit (Chair), Nominating & Governance
Experience:
•Vice President, Chief Accounting Officer of General Electric Company (NYSE: GE) (April 2013 to September 2018)
•Partner in the Accounting Services Group of PricewaterhouseCoopers ("PwC") National Professional Services Group (1993 to 2013)
•Professional Accounting Fellow in the Office of the Chief Accountant at the Securities and Exchange Commission (1991 to 1993)
Education and Certifications:
•Bachelor of Business Administration, Accounting, summa cum laude, University of Wisconsin (Whitewater)
•Certified Public Accountant

Other Boards:
•Enfusion, Inc. (NYSE: ENFN) (since September 2021)
Qualifications:
Ms. Hauser is a global finance leader and retired PwC partner, bringing more than 35 years of experience navigating highly-complex business transactions. She is a stalwart leader through change and has partnered with senior executives and board members during challenging business conditions. With over 19 years as a PwC partner coupled with her SEC experience, Ms. Hauser also possesses deep insight into regulatory policy and procedure. In addition, Ms. Hauser has been determined to be an "Audit Committee Financial Expert" under SEC rules.

6 VONAGE ANNUAL REPORT 2021

Priscilla Hung

Age: 55

Independent Director since August 2019

Committees: Nominating & Governance (Chair), Technology
Experience:
•Chief Operating Officer of Guidewire Software, Inc. (NYSE: GWRE), a technology platform that unifies software, services and partner ecosystem to power property & casualty insurers, serving a global community of more than 350 primary insurers of all sizes and lines of business in 40 countries (2017 to present); Chief Administrative Officer & SVP of Corporate Development (2014 to 2017); other positions including Business Development, Global Alliances, Strategic Finance, Corporate Infrastructure, and Legal Affairs; joined 2005
•Held several management positions at Ariba Inc., including Director of Operations and Director of Global Channels and Alliances
•Held several channel, business development, and product marketing positions at Sun Microsystems, Uniface/Compuware, Pyramid/Siemens Nixdorf, and Oracle Corporation
Education:
•MEng, Operation Research & Industrial Engineering, Cornell University

Other Boards:
•    Ethos Life (since August 2020)
•    Veeva Systems Inc (NYSE: VEEV) (since January 2022)
Qualifications:
Ms. Hung brings more than 30 years of experience in technology and platform-based services to the Vonage Board, including deep experience in worldwide operations, including product development, corporate and product strategy, presales, product marketing, alliances, information systems technology and security, cloud operations, and customer success.

7 VONAGE ANNUAL REPORT 2021

Carolyn Katz

Age: 60

Independent Director since January 2014

Committees: Audit, Compensation (Chair)
Experience:
•Executive Chair of Author & Company, a digital publisher (2012 to present)
•Principal of Providence Equity Partners Inc., a private investment firm specializing in equity investments in telecommunications and media companies (May 2000 to October 2001)
•Held positions at Goldman, Sachs & Co., most recently as a managing director and co-head of Emerging Communications (June 1984 to April 2000)
Education:
•BA, summa cum laude, Princeton University
Other Boards:
•Cogent Communications (Nasdaq: CCOI) (since November 2019)
Qualifications:
Ms. Katz brings more than 20 years of experience in technology and telecommunications to the Vonage Board, including deep experience helping communications companies with corporate development, international expansion and emerging technologies. In addition, Ms. Katz has been determined to be an "Audit Committee Financial Expert" under SEC rules, and provides guidance and perspective on financial and strategic matters.

8 VONAGE ANNUAL REPORT 2021

Michael J. McConnell

Age: 56

Independent Director since March 2019 (pursuant to a Cooperation Agreement with Legion Asset Management Partners, LLC)

Committees: Audit, Nominating & Governance, Transactions
Experience:
•Private investor
•Chairman of the Board of Spark Networks, Inc., a global, online dating company (January 2015 until June 2017); Interim Executive Chairman and Chief Executive Officer (August 2014 through December 2014); Director (July 2014 until the company was sold in November 2017)
•Chief Executive Officer of Collectors Universe, Inc., a provider of third-party authentication and grading of high value collectibles (2009 to 2012); Director (2007 to 2013)
•Managing Director of Shamrock Capital Advisors, an investment manager of domestic and international alternative asset funds, where he was a member of the firm’s Executive Committee (1994 to 2007)
Education:
•MBA, University of Virginia, Darden Graduate School of Business Administration
•AB, Economics, Harvard University
Other Boards:
•Adacel Technologies (ASX: ADA) (since May 2017)
•Jacob Stern & Sons (since July 2019)
•OneSpan Inc. (Nasdaq: OSPN) (since June 2021)
•Advisor to Thorney Investments (since January 2016)
Qualifications:
Mr. McConnell brings over 20 years of public company non-executive board experience, public company investor experience, and perspectives as an operating chief executive officer in public companies. In addition, Mr. McConnell has been determined to be an "Audit Committee Financial Expert" under SEC rules.

9 VONAGE ANNUAL REPORT 2021

Rory Read

Age: 60

Chief Executive Officer of the Company

Director since July 2020
Experience:
•Chief Executive Officer of the Company (July 2020 to present)
•Chief Operating Officer of Dell Technologies, Inc. (October 2015 to June 2020); President and CEO of Virtustream, a Dell subsidiary (May 2018 to June 2020); Executive Vice President of Dell Technologies Boomi (December 2016 to June 2020)
•Chief Integration Officer at Dell Technologies, Inc. (October 2015 to April 2018)
•Chief Operating Officer and President Worldwide Commercial Sales at Dell Technologies, Inc. (March 2015 to October 2015)
•Chief Executive Officer of Advanced Micro Devices (August 2011 to October 2014)
•Chief Operating Officer of Lenovo Group Ltd. (2006 to 2011)
•Over 23 years at International Business Machines Corporation, serving various leadership roles globally
Education:
•BA, magna cum laude, Hartwick College

Qualifications:
Mr. Read brings to our Board of Directors extensive knowledge as a global leader in cloud communications helping businesses accelerate their digital transformation. He brings to the Board executive leadership strength and operational expertise which are key to driving transformative change and execution excellence within businesses.

10 VONAGE ANNUAL REPORT 2021

John J. Roberts

Age: 77

Lead Independent Director since February 2015

Director since August 2004

Committees: Audit
Experience:
•Global Managing Partner for PricewaterhouseCoopers LLP, a provider of assurance, tax, and advisory services (1998 until his retirement in June 2002)
•Chief Operating Officer of Coopers & Lybrand (1994 to 1998, when it merged with Price Waterhouse)
Education and Certifications:
•BSBA, Drexel University
•Certified Public Accountant
Other Boards:
•Pennsylvania Real Estate Investment Trust (NYSE: PEI) (since 2003)
•John & Charlene Roberts Family Foundation (since 2002)
Qualifications:
As a result of his roles at PricewaterhouseCoopers LLP and its predecessors, Mr. Roberts has experience in public company accounting, risk management, disclosure, and financial system management and has been determined to be an "Audit Committee Financial Expert" under SEC rules. He also has extensive public company board experience (including specific experience on audit committees). Mr. Roberts brings this experience to his role as our Lead Independent Director.

11 VONAGE ANNUAL REPORT 2021

Tien Tzuo

Age: 54

Independent Director since July 2020

Committees: Compensation
Experience:
•Founder and Chief Executive of Zuora, Inc. (November 2007-present)
•Chief Strategy Officer of salesforce.com, inc. (2005 to 2008)
•Chief Marketing Officer at salesforce.com, inc., (2003 to 2005)

Education:
•B.S. in Electrical Engineering from Cornell University
•M.B.A. from Stanford University

Other Boards:
•Zuora, Inc. (NYSE: ZUO) (since November 2007) and Chairman (since December 2017)
•Network for Good, Inc. (since 2010)
•Network for Good Donor Advised Fund (since 2006)

Qualifications:

As the founder and CEO of Zuora, we believe that Mr. Tzuo is qualified to serve on our Board of Directors based on his industry perspective, including deep experience in cloud-based software, worldwide operations, product development, and product strategy.

12 VONAGE ANNUAL REPORT 2021

Steve Ward

Age:66
Independent Director since April 2021
Committees: Compensation, Nominating & Governance
Experience:
•President and Chief Executive Officer - Lenovo Corporation (April 2005 - January 2006)
•IBM Corporation
◦Senior Vice President and General Manager of Personal and Retail Systems Group (March 2003 - April 2005)
◦General Manager of Industrial Sector (February 2000 - March 2003)
◦General Manager of Thinkpad and Mobile Division (January 1998 to March 2000)
◦Chief Information Officer (February 1997 to March 2000)
Education:
•B.S. in Mechanical Engineering from California Polytechnic State University, San Luis Obispo
Other Boards:
•C3.AI (NYSE: AI) (January 2009 - present)
•Carpenter Technology Corporation (NYSE: CRS) (March 2001 - present)
•E2Open (NYSE: ETWO) (2001 - March 2015)
•E-Ink Corporation (2006-2009)
•KLX Inc. (2015- October 2018)
•KLX Energy Services Holdings, Inc. (Nasdaq: KLXE) (September 2018 - July 2021)
•Lenovo Group Limited (2005-2006)
•QD Vision, Inc. (January 2015 - February 2018)

Qualifications:

We believe Mr. Ward is qualified to serve as a member of our board of directors because of his extensive management experience in the technology industry and as a member of boards of directors of various public companies.

13 VONAGE ANNUAL REPORT 2021

Director Attributes and Nomination Process

We believe that each member of our Board of Directors should possess certain qualities, including ethical character, sound judgment, and demonstrated business acumen. In addition, Board members should be familiar with our business and industry, be able to work harmoniously, be free of conflicts of interest, be willing to devote sufficient time to satisfy obligations as a director, and be willing to act in the long-term interests of all shareholders. While we do not have a formal diversity policy, we seek to have Directors representing a range of experiences, qualifications, skills, and backgrounds relevant to our activities. We believe that our diversity speaks for itself, and our Nominating and Governance committee has made Board diversity a priority in its evaluation of director candidates.

We added five independent directors, Jan Hauser, Priscilla Hung, Michael McConnell, Tien Tzuo, and Steve Ward, since 2019 and we continue to be committed to ongoing refreshment.

In recruiting and selecting director candidates, our nominating and governance committee considers various factors, including the experience and expertise of existing Board members and the alignment of candidates' abilities and qualifications with the long-term strategic direction of the Company and the qualities described above. To identify director candidates, our nominating and governance committee makes requests to Board members and others for recommendations and uses the services of third-party search firms. The committee meets from time to time to evaluate biographical information and background materials relating to potential candidates and sets up interviews of selected candidates by members of the committee and the Board.

Shareholders may recommend individuals to our nominating and governance committee for consideration as potential director candidates by contacting Vonage Holdings Corp., Attn: Corporate Secretary, 101 Crawfords Corner Road, Suite 2416, Holmdel, NJ 07733. Assuming that appropriate biographical and background material has been provided on a timely basis, the committee will evaluate shareholder-recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows for candidates submitted by others.

Shareholders also have the right under our bylaws to directly nominate director candidates, without any action or recommendation on the part of the nominating and corporate governance committee or the Board.

How We are Organized
Our Board of Directors is currently composed of nine independent Directors, and Mr. Read, our Chief Executive Officer. Our Board of Directors has established audit, compensation, nominating and governance, technology, and transaction committees. Each of the Board committees is composed solely of independent Directors.
Our governance principles provide that our Board of Directors may fill the roles of Chairman of the Board and Chief Executive Officer based upon what is in the best interests of Vonage and its shareholders at any point in time. Our Board of Directors has determined that the positions of Chairman of the Board and Chief Executive Officer should be held by different persons, and has also determined the Board should have a Lead Independent Director who has not previously held an executive position with the Company. Mr. Citron, who has deep institutional knowledge of the Company, serves as Chairman of the Board, and Mr. Roberts serves as our Lead Independent Director. Our governance principles provide the flexibility for our Board of Directors to modify our leadership structure in the future as appropriate.
Our Lead Independent Director:
•has the responsibility to schedule and prepare agendas for and to chair meetings of non-management or independent Directors;
•presides at all meetings of the Board at which our Chairman of the Board is not present;
•coordinates with our Chairman of the Board and our Chief Executive Officer, and other Directors, to determine the frequency, length, and agenda of Board meetings;
•facilitates communication between our Chairman of the Board and our Chief Executive Officer and the other Directors (however, Directors are free to, and do routinely, communicate directly with our Chairman of the Board and our Chief Executive Officer);
•causes the dissemination of information to the other members of our Board;
•raises issues on behalf of the non-management or independent Directors when appropriate;
•has the authority to call meetings of non-management or independent Directors;
14 VONAGE ANNUAL REPORT 2021

•speaks on behalf of the independent Directors when necessary;
•discusses Board and committee evaluations with the nominating and governance committee;
•evaluates the performance of our Chief Executive Officer and other executive officers in coordination with the compensation committee; and
•coordinates with our Chairman of the Board and our Chief Executive Officer to monitor communications from shareholders and other interested parties.
Board Committees
Our Board has established audit, compensation, nominating and governance, technology, and transactions committees, each of which operates under a charter that has been approved by our Board. Current copies of each committee's charter are posted on the Corporate Governance section of our website at http://ir.vonage.com/.
Our Board has determined that all of the members of each of the audit, compensation, nominating and governance, technology, and transactions committees are independent as defined under the rules of the Nasdaq Stock Market, including, in the case of all members of the audit committee, the independence requirements contemplated by Rule 10A-3(b)(1) under the Securities Exchange Act of 1934.
Audit Committee
The audit committee's responsibilities include:
•appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;
•overseeing the work and evaluating the performance of our independent registered public accounting firm, including through the receipt and consideration of reports from such firm;
•reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures;
•monitoring our internal controls over financial reporting and disclosure controls and procedures;
•overseeing our internal audit function;
•reviewing management's risk assessment and risk management policies;
•establishing policies regarding hiring employees from our independent registered public accounting firm;
•establishing procedures for the receipt, retention, confidential treatment, and investigation of accounting or auditing related complaints and concerns;
•meeting independently with our internal auditing staff, independent registered public accounting firm and management;
•overseeing compliance by the Company with applicable laws and regulations;
•reviewing and approving or ratifying any related person transactions; and
•preparing the audit committee report required by SEC rules.
The members of our audit committee are Ms. Hauser (Chair), Mr. Roberts, Ms. Katz, and Mr. McConnell. Each member of our audit committee meets the standards for financial literacy for companies listed on the Nasdaq Stock Market. In addition, our Board of Directors has determined that Ms. Hauser, Mr. Roberts, Ms. Katz, and Mr. McConnell, each of whom is independent under applicable rules governing independence of audit committee members, are each also an “Audit Committee Financial Expert” as defined by applicable SEC rules.
Audit committee meetings typically have included, for all or a portion of each meeting, not only the committee members but also other Board members, our chief executive officer, chief financial officer, chief accounting officer, chief legal officer, and our head of internal audit.

15 VONAGE ANNUAL REPORT 2021

Compensation Committee
The compensation committee's responsibilities include:
•annually reviewing and approving corporate goals and objectives relevant to the compensation of our chief executive officer and other executives;
•determining, along with our other independent Directors, compensation for our chief executive officer;
•reviewing and approving the compensation of our other executive officers;
•reviewing risks arising from our compensation policies and practices;
•overseeing and administering our cash and equity incentive plans;
•appointing, approving the compensation of, assessing the independence of, and overseeing the work of any compensation consultant, independent legal counsel or other advisor retained by the compensation committee;
•monitoring compliance of executive officers with our stock ownership policy;
•reviewing and discussing annually with management our “Compensation Discussion and Analysis,”; and
•preparing the compensation committee report required by SEC rules, which is included below.
Independent Compensation Advisor
The compensation committee has the authority to engage its own independent advisors to assist in carrying out its responsibilities under its charter. The compensation committee has engaged and utilizes the services of an independent compensation consultant, Meridian Compensation Partners, LLC ("Meridian"), to advise the committee in connection with its oversight of our compensation program. The compensation consultant attends meetings of the compensation committee as requested and also communicates with the compensation committee outside of meetings. The compensation consultant reports to the compensation committee rather than to management, although the compensation consultant may meet with management from time to time for purposes of gathering information on proposals that management may make to the compensation committee, at the request of the compensation committee. The compensation committee is free to replace the compensation consultant or hire additional consultants at any time. The compensation consultant does not provide services to management. In selecting its compensation consultant, the compensation committee considered factors relevant to the consultant's independence, including the factors set forth in applicable rules of the Nasdaq Stock Market, and determined that the services provided by Meridian in 2021 did not raise any conflicts of interest. The processes and procedures followed by our compensation committee in considering and determining executive compensation are described below under the heading “Compensation Discussion and Analysis.”

Compensation committee meetings typically have included, for all or a portion of each meeting, not only the committee members but also other Board members, our chief executive officer, chief financial officer, chief legal officer, and our chief human resources officer.

The members of our compensation committee are Ms. Katz (Chair), Mr. Tzuo, and Mr. Ward. In the case of all members of the compensation committee, our Board has considered the independence criteria set forth in the Nasdaq Listing Rules that are specifically applicable to compensation committee members and determined that each of the members of our compensation committee is independent.
Nominating and Governance Committee
The nominating and governance committee's responsibilities include:
•identifying individuals qualified to become Board members;
•recommending to our Board the persons to be nominated for election as Directors for appointment and to each of the Board's committees;
•making recommendations to our Board on the size of and criteria for membership on the Board and Board committees;
•reviewing and making recommendations to the Board with respect to the compensation of non-executive Directors;
•developing and recommending governance principles to the Board;
16 VONAGE ANNUAL REPORT 2021

•reviewing our disclosures regarding the specific experience, qualifications, attributes or skills that led to the conclusion that each director and nominee should serve as a director;
•reviewing the Board's leadership structure in light of our specific characteristics and circumstances and recommending changes, if any, to the Board for approval, and reviewing our disclosure regarding Board leadership structure; and
•overseeing an annual self-evaluation of the Board and its committees.
Meridian advised the committee in connection with reviewing the compensation of non-executive Directors during 2021. The processes and procedures followed by the nominating and governance committee in identifying and evaluating director candidates are described below under the heading “Director Nomination Process.”
The members of our nominating and governance committee are Ms. Hauser, Ms. Hung (Chair), Mr. McConnell, and Mr. Ward. Nominating and governance committee meetings typically have included, for all or a portion of each meeting, not only the committee members but also other Board members and our chief executive officer.
Board Meetings and Attendance
During 2021, our Board of Directors met 18 times, our audit committee met 6 times, our compensation committee met 9 times, and our nominating and governance committee met 11 times. During 2021, each current director attended at least 75% of the aggregate of the number of Board meetings and the number of meetings held by all committees on which he or she then served.
Director Attendance at Annual Meeting of Shareholders
Our governance principles provide that Directors are encouraged to attend the annual meeting of shareholders. All of our Directors then serving on our Board attended the 2021 annual meeting of shareholders.
Risk Management and Role of the Board in Risk Oversight
Our Chief Executive Officer reports directly to our Board of Directors and is responsible for the day-to-day management of our Company, including how the Company addresses risk. Our Chief Financial Officer is responsible for day-to-day financial risk management under the direction of our Chief Executive Officer. Management has implemented an enterprise risk management process to identify, assess, and manage the most significant risks facing us and conducts risk assessments of our business periodically. The risk assessment process is global in nature and has been developed to identify and assess our risks, including the nature of the risk, as well as to identify steps to mitigate and manage each risk. Our senior leadership team, functional heads, and other managers are surveyed and/or interviewed to develop this information. The enterprise risk management process is led by our Chief Legal Officer, who reports to our Chief Executive Officer, and our Vice President, Internal Audit, who reports directly to our audit committee. In 2021, our Chief Legal Officer and Vice President, Internal Audit, provided status updates on our enterprise risk management process and related activities to our Board of Directors.
In support of the overall enterprise risk management process, our Chief Information Security Officer conducts further risk analysis from an information security and cybersecurity risk perspective and throughout 2021 provided status updates on related activities to our Board of Directors. In addition, the Board examined additional areas of risk management affected by the Covid-19 pandemic throughout 2021.
Our Board of Directors is involved in oversight of Vonage's risk assessment and monitoring processes, which it conducts primarily through the work of committees of the Board. Management reviews significant risks with our Board of Directors throughout the year, as necessary and/or appropriate, and conducts a formal review of its assessment and management of the most significant risks with our Board of Directors on a periodic basis. Our audit committee has oversight responsibility to review management's risk assessment and risk management policies, including the policies and guidelines used by management to identify, monitor and manage our exposure to risk. Our audit committee reviews and discusses with our management, our outside auditor and our internal auditors the material risks facing Vonage and our management's plans to manage the risks identified as a result of the enterprise risk management process and reports on its review to the full Board of Directors. Our compensation committee reviews risks arising from our compensation policies and practices and reports on its review to the full Board of Directors. In conjunction with the audit committee, our technology committee reviews risks related to cybersecurity and data privacy.
Codes of Conduct
We have a comprehensive code of conduct applicable to all our Directors, officers, and employees and have a finance code of ethics applicable to our chief executive officer, chief financial officer and employees in our finance organization. The
17 VONAGE ANNUAL REPORT 2021

code of conduct and the finance code of ethics are posted in the Corporate Governance section of our website: http://www.vonage.com/investor-relations/governance. We will provide you with printed copies of our codes free of charge on written request to Vonage Holdings Corp., Attn: Corporate Secretary, 101 Crawfords Corner Road, Suite 2416, Holmdel, NJ 07733. There have not been any waivers to date, however we intend to disclose any waivers from provisions of our codes that apply to our principal executive officer, principal financial officer, principal accounting officer or controller, or any person performing similar functions, as well as amendments to our code(s) that are required to be disclosed under SEC rules, on the Corporate Governance section of our website promptly following the date of such amendment or waiver.
Board Communication
Our Board seeks, and welcomes, information from a diverse array of sources to help it perform its oversight functions. The Board has always valued input from shareholders as they both represent a wide array of backgrounds and perspectives and have a financial stake in the value of their input.
Our Board therefore maintains a number of means for shareholder input. Shareholders can participate in our annual meeting as well as in our engagement outreach and investor relations functions. The Company maintains reporting mechanisms as well as when these contain Board-relevant information.
Our Board will give appropriate attention to written communications that are submitted by shareholders and other interested parties, and will respond if and as appropriate. Communications are forwarded to all Directors if they relate to important substantive matters or include suggestions or comments that the Lead Independent Director considers to be important for the Directors to know. In general, communications relating to corporate governance and corporate strategy are more likely to be forwarded than communications relating to ordinary business affairs, personal grievances, and matters as to which we receive repetitive or duplicative communications.
Shareholders and other interested parties who wish to send communications to our Lead Independent Director, the independent Directors as a group, or the Board should address such communications to such Directors or the Board of Directors, Vonage Holdings Corp., Attn: Corporate Secretary, 101 Crawfords Corner Road, Suite 2416, Holmdel, NJ 07733, via email at ir@vonage.com, or by submitting a communication through our website at https://ir.vonage.com/investor-resources/contact-ir.
DIRECTOR COMPENSATION
We use a combination of cash and equity-based compensation to attract and retain qualified candidates to serve on our Board of Directors. In setting director compensation, we consider the significant amount of time that our Directors expend in fulfilling their duties as well as the skill-level required by us of members of our Board, as well as the overall level and mix of compensation compared to industry- and size-relevant peers, referencing data compiled by the compensation committee's independent compensation consultant, Meridian Compensation Partners, LLC.
Cash Compensation Paid to Board Members
Directors' annual retainer fees for 2021 were as follows:

• Chairman of the Board annual retainer*	$125,000
• Base annual retainer for all other non-executive Directors*	$80,000
• Additional annual retainers*:
• Lead director	$25,000
• Audit committee chair	$25,000
• Other audit committee members	$5,000
• Compensation committee chair	$15,000
• Nominating and governance committee chair	$10,000
• Technology committee chair	$10,000
• Other compensation committee and nominating committee members	$—
    *       Pro-rated for actual service during the twelve-month period covered by the retainer.
We reimburse all Directors for reasonable and necessary expenses they incur in performing their duties as Directors of our Company. In addition, our Board of Directors has authority to make payments to Directors performing services determined by our Board of Directors, upon recommendation of the nominating and governance committee, to be extraordinary services which significantly exceed customary and routine services performed by a director, in an amount determined by our Board of
18 VONAGE ANNUAL REPORT 2021

Directors to be appropriate compensation for the services performed. Until 2022, we provided health, vision and dental benefits to our Chairman of the Board.
Equity-Based Grants to Board Members and Stock Ownership Guidelines for Directors
For 2021, on the first day of each quarter, non-employee Directors of our Company were awarded shares of common stock worth $28,750 (1.5x such share amount of common stock for Mr. Citron), based upon service in the prior quarter. The stock price used to calculate the number of shares of stock to be granted, all of which are fully vested, is the closing price of our common stock on the Nasdaq Stock Exchange on the date of grant, or if such date is not a trading day, the closing selling price on the trading day immediately preceding the date of grant. In order to be eligible for grants, a non-employee director must have served on our Board for the entire previous quarter.
Our Board of Directors has adopted stock ownership guidelines requiring our non-employee Directors to maintain a minimum equity stake in the Company during their tenure as director. Our Board of Directors believes that these requirements help to ensure an alignment of director interests with those of shareholder interests and promote a focus on long-term growth. Non-employee Directors must maintain a stock ownership level equal to five times our annual Board retainer in due course, following his or her accumulation of stock awards described above. As of December 31, 2021, all non-employee Directors owned the minimum amount, except for Mr. Tzuo and Mr. Ward. Shares included in the calculation to assess compliance with the guidelines include shares owned outright. Each non-employee director must retain 50% of net stock options exercised or stock delivered from stock awards until the guidelines are met. Directors may be exempted from the guidelines and/or the retention ratio due to financial hardship as determined by the compensation committee in its discretion.
2021 Director Compensation
The following table summarizes the compensation paid by us to non-employee Directors for the year ended December 31, 2021.

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Total
Jeffrey A. Citron	$125,000	$172,443	$297,443
Stephen Fisher (2)	$90,000	$114,972	$204,972
Carolyn Katz	$95,000	$114,972	$209,972
John J. Roberts	$110,000	$114,972	$224,972
Gary Steele (3)	$—	$57,487	$57,487
Hamid Akhavan	$80,000	$114,972	$194,972
Michael McConnell	$85,000	$114,972	$199,972
Priscilla Hung	$90,000	$114,972	$204,972
Jan Hauser	$105,000	$114,972	$219,972
Tien Tzuo	$80,000	$114,972	$194,972
Steve Ward (4)	$80,000	$28,749	$108,749
 __________
(1)The amounts shown are the grant date fair value, calculated in accordance with FASB ASC 718 by multiplying the number of shares awarded by the closing price of our common stock on the date of grant. Stock awards were granted to directors on the first date of each quarter. The closing prices for our common stock were $12.88 on January 1 2021, $12.07 on April 1, 2021, $14.44 on July 1, 2021, and $16.40 on October 1, 2021, respectively. Mr. Citron was granted 3,348, 3,571, 2,985, and 2,629 shares on January 1, 2021, April 1, 2021, July 1, 2021, and October 1, 2021, respectively. Mr. Fisher, Ms. Katz, Mr. Roberts, Mr. Akhavan, Mr. McConnell, Ms. Hung, Ms. Hauser, and Mr. Tzuo were granted 2,232, 2,381, 1,990, and 1,753 shares on January 1, 2021, April 1, 2021, July 1, 2021, and October 1,2021, respectively. Mr. Steele was granted 2,232 and 2,381 shares on January 1, 2021 and April 1, 2021, respectively. Mr. Ward was granted 1,753 on October 1, 2021.
(2)Mr. Fisher resigned in October 2021.
(3)Mr. Steele resigned in April 2021.
(4)Mr. Ward was appointed to the board in July 2021.
As of December 31, 2021, Directors held options for the following aggregate number of shares:
19 VONAGE ANNUAL REPORT 2021

Name	Number of Shares Underlying Outstanding Stock Options
Carolyn Katz	150,000
John J. Roberts	30,000
Represents options granted under our director compensation programs only.
See Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for more information regarding the equity ownership of our officers and Directors.

20 VONAGE ANNUAL REPORT 2021

EXECUTIVE OFFICERS OF VONAGE
Set forth below is certain information concerning our executive officers.
Rory Read, Chief Executive Officer. See biographical information above under Item 12 "Directors, Executive Officers and Corporate Governance — Board of Directors".
Jay Bellissimo, Chief Operating Officer. Mr. Bellissimo, age 57, joined us in January 2021 as Chief Operating Officer. With more than 30 years of experience in the technology industry, he joined Vonage from IBM, where he most recently served as General Manager of IBM, U.S. Public and Federal Market from November 2019 to January 2021. Prior to that, Mr. Bellissimo was Managing Partner, Global Business Services, Cognitive Process Transformation for IBM from January 2018 to November 2019 and General Manager, Chief Revenue Officer, Watson Cloud & Platform Unit of IBM from January 2014 to December 2017. He was also a member of IBM’s Performance Team, Client Experience Team and Acceleration Team, which focus on the company’s short- and long-term strategies for growth. Mr. Bellissimo held various positions throughout his career with IBM which began in September 2002. Prior to IBM, he held numerous industry management and practice leadership positions at PwC in Chemicals & Petroleum, Industrial Products and Aerospace & Defense. Mr. Bellissimo holds a B.A. in Political Science from St. Michael’s College. He serves on the Advisory Board of the Center of Innovation & Entrepreneurship at Claremont McKenna College.
Savinay Berry. EVP, Product and Engineering. Mr. Berry, age 47, joined us in February 2021. Prior to joining Vonage, Mr. Berry was Senior Vice President, Cloud Services at OpenText, responsible for all cloud services and strategy, including infrastructure, service delivery, managed services, and developer services from January 2019 to January 2021. Before that, he also served as OpenText Vice President, Engineering and Products leading cloud applications, design, performance and security from January 2017 to January 2019. Prior to OpenText, Mr. Berry was Vice President, Product Management at Dell EMC, where he was responsible for the content management product portfolio from 2013 to 2015. Before Dell, he served in product and engineering leadership roles at Intuit where he led the development of advanced products, such as wearables, mobile and intelligent systems. Earlier, Mr. Berry was Vice President of Product Management at Empowered Inc., acquired by Qualcomm. He holds both a Bachelor’s and Master’s degree in Electrical and Computer Engineering and an M.B.A. from Kellogg School of Management at Northwestern University.
Joy Corso, Chief Marketing Officer. Ms. Corso, age 53, joined us in July 2020 and serves as our Chief Marketing Officer. Prior to joining Vonage, she was Senior Vice President and Chief Marketing Officer at Virtustream, a Dell Technologies Business, from September 2018 to July 2020. Prior to that, from May 2014 to July 2018, Ms. Corso was the Vice President, Marketing of NORCAL Group and President of NORCAL Group Foundation. She has also held senior roles in top tier companies including Advanced Micro Devices, Raytheon, Fidelity Investments and Iron Mountain. Ms. Corso holds an M.B.A. and a B.S. in Business Administration from Providence College, and currently serves on the Regional Board of Trustees for Make-A-Wish Central and South Texas.
Vinod Lala, Chief Strategy Officer. Mr. Lala, age 52, joined us in June 2014 to lead Vonage’s transformation strategy and corporate development, leveraging his cloud technology, corporate investment and strategic advisory experience. He currently manages corporate strategy and development, financial planning & analysis and investor relations as well as debt and capital markets financings. Prior to Vonage, Mr. Lala was at Guggenheim Partners, where he was a Managing Director and led principal investments and mergers & acquisitions in cloud technology and communications. Prior to joining Guggenheim in 2011, Mr. Lala was a Managing Director in the Global Mergers & Acquisitions Group at Deutsche Bank, where he focused on communications, technology and media, and advised global businesses and their boards on corporate strategy, M&A and financing.
Stephen Lasher, Chief Financial Officer. Mr. Lasher, age 52, joined Vonage in January 2021 as our Chief Financial Officer. He joined Vonage from IBM, where he spent the last 24 years of his career and most recently served as Vice President of Finance for IBM Global Markets and Integrated Accounts, responsible for IBM’s financial operations, strategies, management, and controls for the company’s approximately $70B global sales function driving client adoption of hybrid cloud and Artificial Intelligence (AI) for enterprises in all industries and regions. Previously, Mr. Lasher was Vice President of Finance for IBM Global Business Services, responsible for a group of more than 500 finance professionals within the finance, operations and performance management teams for IBM's Global Business Services division. Prior to that, he was Vice President of Finance for IBM Cloud, and served as the global financial and operational leadership for IBM’s industry leading cloud portfolio of services and solutions. Earlier, Mr. Lasher was Vice President of Finance for the IBM Software Group, leading the finance operations for IBM’s multi-billion dollar software segment, and Vice President of Finance for IBM Software & Cloud Solutions. He was also Director of Finance for IBM Global Business Services Japan and served as the Chief Financial Officer for the multi-billion dollar consulting, system integration and outsourcing services business. Mr. Lasher graduated from Bentley University with a B.S. in Accounting.
21 VONAGE ANNUAL REPORT 2021

David Levi, Senior Vice President and Principal Accounting Officer. Mr. Levi, age 61, joined us in April 2017 as Senior Vice President and Principal Accounting Officer. Mr. Levi has more than 20 years of experience leading global finance teams across numerous industries and companies, including Bristol-Myers Squibb (BMS), The New York Times and Thomson Reuters. Prior to joining Vonage, Mr. Levi was Executive Director - Global Financial Compliance and Controls, and US Controller at BMS, January 2005 to April 2017. Prior to that, Mr. Levi served in senior Finance positions at other companies as Controller, Financial Reporting Director and as an audit manager at PriceWaterhouseCoopers.
Randy Rutherford, Chief Legal Officer. Mr. Rutherford, age 48, has been our Chief Legal Officer since December 2016. Mr. Rutherford joined us in November 2011 as Vice President, Law, and served as Vice President, Law and Deputy General Counsel beginning in October 2015. Previously, Mr. Rutherford was a partner at Day Pitney LLP from January 2009 through November 2011 and has over 20 years of experience advising senior management and boards of directors on corporate governance, securities law, executive compensation, capital markets, and mergers & acquisitions matters.

ITEM 11. Executive Compensation
Compensation Discussion and Analysis
In this Compensation Discussion and Analysis, we address the compensation provided to our named executive officers (NEOs). We also discuss the goals for our executive compensation program and other important factors underlying our compensation practices and policies.
Executive Summary
Our Company
At Vonage, our vision is to accelerate the world's ability to connect. We are observing a secular change in the way business is done, with a fundamental shift in how communications technologies are being leveraged in almost every industry. Through the Vonage Communications Platform ("VCP"), our strategy is to deliver a single leading cloud communications platform that powers our customers' and partners' global engagement solutions using our APIs, Unified Communications, and Contact Center innovations. We believe that the Vonage Communications Platform's products and services are well positioned to take advantage of emerging trends with sizable, growing total addressable markets as companies look to cloud-based communications solutions and API programming architectures as part of their digital transformation.

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

On November 22, 2021, the Company, Telefonaktiebolaget LM Ericsson (publ) ("Ericsson" or "Parent") and Ericsson Muon Holding Inc. entered into an Agreement and Plan of Merger (the "Merger Agreement") providing for the acquisition of the Company by Ericsson for approximately $6.2 billion in cash. The proposed transaction received the required approval of the Company's stockholders on February 9, 2022. Ericsson and Vonage continue to work toward closing this acquisition during the first half of 2022, on and subject to the terms of the merger agreement and subject to receiving regulatory approval.
Named Executive Officers
Our “Named Executive Officers” are the executive officers who are included in the Summary Compensation Table. They include the following current and former officers:
•Rory Read, Chief Executive Officer
•Stephen Lasher, Chief Financial Officer
•Timothy Shaughnessy, Interim Chief Financial Officer
•Jay Bellissimo, Chief Operating Officer
•Savinay Berry, EVP, Product and Engineering
•Joy Corso, Chief Marketing Officer
For the 2021 compensation period, we are reporting six named executive officers based on transitions of our CFO during the fiscal year. On January 13, 2020, we announced that Mr. Pearson planned to retire. He served as the Chief Financial Officer
22 VONAGE ANNUAL REPORT 2021

though August 15, 2020 and was succeeded by Mr. Shaughnessy on an interim basis. On January 29, 2021, Stephen Lasher was appointed as the Company's Chief Financial Officer. Mr. Shaughnessy remained as the Company's Interim Chief Financial Officer through February 28, 2021 for transition purposes.
For information regarding termination payments, see "Potential Payments Upon Termination of Employment or Change-in-Control," below.
2021 Performance
Our fiscal 2021 financial performance served as a key factor in determining compensation for 2021. In 2021, our management team continued to successfully pivot to cloud communications for the business market and drove business revenues to record levels. The team accomplished these results while also optimizing the profitability of our consumer services business. Building on the momentum of previous years, Vonage delivered strong financial and operational results in 2021, as follows:

•Delivered total revenues of $1,409 million, an increase from $1,248 million in the prior year, and our seventh consecutive year of consolidated revenue growth.
•Grew Vonage Business revenue 22% to $1,120 million, up from $915 million in 2020.
•GAAP Net Loss was $24.5 million or ($0.10) Per Share on a diluted basis, and Net Income, excluding adjustments*, of $32 million or $0.12 Per Share on a diluted basis.
•Achieved Adjusted EBITDA* of $198 million.
•Produced net cash provided by operating activities of $159 million, and Free Cash Flow* of $103 million, our eleventh consecutive year of positive Free Cash Flow*.

*Adjusted EBITDA, GAAP net income (loss) excluding adjustments, and free cash flow are non-GAAP financial measures. We define adjusted EBITDA as GAAP net income (loss) before interest, tax, depreciation and amortization, share-based expense, amortization of costs to implement cloud computing arrangements, acquisition related transaction and integration costs, organizational transformation costs, restructuring activities, and other non-recurring items. We define adjusted net income (loss), as GAAP net income (loss) excluding amortization of acquisition-related intangible assets, amortization of costs to implement cloud computing arrangements, acquisition related transaction and integration costs, amortization of debt discount, organizational transformation, restructuring costs, other non-recurring items and tax effect on adjusting items. We define free cash flow as net cash provided by operating activities minus capital expenditures, purchase of intangible assets, and acquisition and development of software assets. Please refer to Appendix A for reconciliations of: (1) adjusted EBITDA to GAAP net income (loss), (2) net income excluding certain adjustments to GAAP net income (loss), and (3) free cash flow to GAAP cash provided by operating activities.

2021 Executive Compensation Program Outcomes

The Company exceeded the ambitious target levels of performance on the measures used to assess annual corporate performance (which included VCP service revenue, VCP Adjusted EBITDA, and Customer Satisfaction (NPS). As a result, the annual performance-based executive compensation program delivered above-target payouts to our named executives for 2021.

For performance grants made in 2019 to our NEOs, at the end of 2021, the Company's three-year cumulative TSR was approximately 93%, which ranked at the 62nd percentile of the performance peer group and resulted in the vesting of 140.23% of the target number of shares awarded.
Compensation and Governance Matters
Our compensation committee reviews our compensation programs, technology company data and best practices in the executive compensation area annually to determine whether changes should be made to address the objectives described below. We continue to believe that our current structure helps to align executive and shareholder interests while providing performance and retention incentives in a competitive compensation package.

23 VONAGE ANNUAL REPORT 2021

We have adopted compensation practices and policies that our Board believes advance our compensation objectives, including:

	Things We Do	Summary
✓	Emphasize Pay for Performance	We link our named executive officers’ incentive compensation to our financial performance and the attainment of specified goals that drive shareholder value.
✓	Retain an Independent Compensation Consultant
Our compensation committee uses an independent compensation consultant to advise the committee on its oversight of our compensation program. The compensation consultant does not provide services to management.

✓	Grant Performance-Based Equity
We award a significant portion of our long-term incentive compensation in the form of performance-based restricted stock units. The number of units actually earned is determined at the end of the three year period based on company performance.

✓	Maintain Robust Stock Ownership Guidelines	Our stock ownership guidelines require that our CEO maintain a stock ownership level equal to 5x base salary and that our other NEOs maintain a stock ownership level equal to 3x base salary.
✓	Maintain Incentive Compensation Recovery Policy
Our Incentive Compensation Recovery Policy permits the Company to recoup from a covered officer (including NEOs) excess compensation and to recover improper gains in the event of a material restatement of the Company's financial results caused by the misconduct of the covered officer.

✓	Incorporate Best Practices in our Incentive Compensation Plan	Our 2015 Equity Plan includes several provisions that are protective of our shareholders, including annual award limitations, and minimum vesting and exercise price provisions.
✓	Have "double-trigger" vesting of equity awards upon a change-in-control	Our 2015 Equity Plan includes "double trigger" vesting upon a change-in-control. Our compensation committee has discretion whether to accelerate vesting upon a change of control.

	Things We Don't Do	Summary
x	Use Stock Options in our Long-Term Incentive Program	We do not provide annual long-term incentive compensation in the form of stock options. Stock options are available for promotion, special, or new hire grants.
x	Allow the repricing of options or "evergreen" share counting under our 2015 Equity Plan	Our 2015 Equity Plan contains prohibitions on evergreen provisions, and a prohibition on the repricing of options.
x	Permit Hedging of Company Stock
Our securities trading compliance policy prohibits any director, officer or employee from engaging in any strategy or using any product to hedge against potential changes in the value of Vonage securities.

x	Permit Pledging of Company Stock	Our securities trading compliance policy prohibits any director, officer or employee, except in limited circumstances, from directly or indirectly pledging Vonage securities.
x	Pay Excise Tax Gross-ups Upon Change of Control.	Our 2015 Equity Plan does not allow for the payment of excise tax gross-ups upon a change of control.
x	Provide Material Perquisites to our NEOs.	We only provide minimal perquisites deemed necessary to support greater efficiency in how our executives work for us.
2021 Executive Compensation Program

The 2021 compensation for our executive officers was designed to meet the following objectives:
•Provide competitive compensation in order to attract, retain, and motivate highly-skilled executives. We refer to this objective as “competitive compensation.”
•Reinforce the importance of meeting and exceeding identifiable and measurable goals, while not encouraging our management to take unreasonable risks. We refer to this objective as “performance incentives.”
•Provide opportunities for our executive officers to acquire meaningful equity ownership that will encourage the creation of shareholder value. We refer to this objective as “alignment with shareholder interests.”
•Provide an incentive for long-term continued employment with us. We refer to this objective as “retention incentives.”
24 VONAGE ANNUAL REPORT 2021

The principal components of 2021 compensation were as follows:

Type of Compensation	Objectives Addressed
Salary	Competitive Compensation

Annual Cash Bonus	Performance Incentives Competitive Compensation

Long-Term Incentives	Retention Incentives Alignment with Shareholder Interests Performance Incentives Competitive Compensation

When reviewing the compensation program, our compensation committee, with the assistance of an independent compensation consultant, considers the impact of the compensation program on Vonage's risk profile. Our compensation committee believes that our compensation program has been structured to provide strong incentives for executives to appropriately balance risk and reward. See also “Impact of Compensation Policies on Risk Management” above.

Engagement of Compensation Consultant
The compensation committee has the authority to engage its own independent consultants, counsel and other advisors to assist in carrying out its responsibilities under its charter. The compensation committee retained Meridian Compensation Partners, LLC, an independent compensation consultant, as described in further detail under “Compensation Committee” above, to advise the committee in connection with its oversight of our compensation program for 2021.
Our management, aided by our human resources and finance departments, and eConsultingNetwork, a compensation consultant retained by management, provided statistical data and survey information to the compensation committee to assist it in determining 2021 compensation levels. The compensation committee considered various factors, including the factors set forth in SEC rules, and determined that the services provided by eConsultingNetwork in 2021 did not raise any conflicts of interest. While the compensation committee utilized this information and valued management's observations with regard to compensation, the ultimate decisions regarding executive compensation were made by the compensation committee in consultation with the committee's own compensation consultant.
Determination of Competitive Compensation
As part of our annual process for assessing the competitiveness of executive compensation, we compare the compensation of our executives to survey data. For 2021 pay decisions, we used the following data sources:
•2020 Radford Global Technology Survey - Communications/Internet/Software (revenue $0.2B - $3.0B).
•2020 Equilar Top 25 Survey - Internet Services, Software, Technology, (revenue $0.5B - $3.0B).
Because the compensation committee was seeking survey data covering a broad range of companies meeting the revenue and industry criteria set forth above, the compensation committee did not focus on the individual companies included in the survey data. We refer to the data sources described above as the “market sample.”
We placed equal weight on each survey source. We believe that communications, software, internet companies, and technology companies in general with comparable revenues represent an appropriate comparison group for our executives because they are the companies against which we are most likely to compete for executive talent. The comparative analysis described above provides only guidelines, and we do not follow them rigidly.
Salaries
None of our NEOs received a salary increase in 2021. The salaries of our named executive officers for 2021 were as follows:
25 VONAGE ANNUAL REPORT 2021

Name	2020 Salary	2021 Salary
Rory Read	$850,000	$850,000
Stephen Lasher (1)	$—	$650,000
Tim Shaughnessy (2)	$—	$—
Jay Bellissimo (3)	$—	$600,000
Savinay Berry (4)	$—	$500,000
Joy Corso	$400,000	$400,000
(1)Joined the Company in January 2021.
(2)Joined the Company in August 2020 as the interim CFO through February 2021. Mr. Shaughnessy received a fixed payment of $300,000 per month and was not eligible to receive incentive compensation.
(3)Joined the Company in January 2021.
(4)Joined the Company in February 2021.

Annual Cash Bonuses
When determining the annual cash bonuses of our executive officers, the compensation committee reviews achievement of objective performance criteria. The compensation committee may also consider discretionary factors relating to the executive's individual performance. For 2021, the target bonus opportunity percentages for the participating named executive officers were as follows:

Name	Target Percentage of Base Salary
Rory Read	125%
Stephen Lasher	100%
Tim Shaughnessy (1)	—%
Jay Bellissimo	100%
Savinay Berry	100%
Joy Corso	60%
(1)As interim CFO, Mr. Shaughnessy did not participate in the 2021 bonus program.
Generally, there were three metrics applicable to all participants in the 2021 bonus program: VCP Service Revenue, Adjusted EBITDA (excluding Consumer), and Customer Satisfaction (NPS). The weighting of these metrics were as follows:

Corporate Metrics	Weighting
VCP Service Revenues	60% of target bonus
Adjusted EBITDA (excluding Consumer)	30% of target bonus
Customer Satisfaction (NPS)	10% of target bonus

•VCP Service Revenues includes revenues from the Vonage Communications Platform (UCaaS, CCaaS, and API service offerings).
•Adjusted EBITDA (excluding Consumer). Adjusted EBITDA is calculated as GAAP net income (loss) before interest, tax, depreciation and amortization, share-based expense, amortization of costs to implement cloud computing arrangements, acquisition related transaction and integration costs, organizational transformation, restructuring costs and other non-recurring items.
•Customer Satisfaction ("NPS") measures the satisfaction of our VCP segment customers.
Each metric has a minimum, target, and maximum performance level that would result in certain payments of the weighted target bonus for the metric. No payment is made for performance below the minimum performance level.
The following table shows the performance levels upon which minimum, target, and maximum bonuses would have been paid, the payout percentages associated with those performance levels, and the actual 2021 performance for the metrics.
26 VONAGE ANNUAL REPORT 2021

(amounts in thousands)	2021
Performance Measure	Weighting	Minimum (50%)	Target (100%)	Maximum (150%)	Actual Performance	Weighted Attainment	Attainment
VCP Service Revenues	60.0%	$968,000	$1,003,000	$1,037,000	$1,054,000	167.0%	100.3%
Adjusted EBITDA (excluding Consumer)	30.0%	$(10,000)	$13,000	$29,000	$11,000	96.0%	28.8%
Customer Satisfaction (NPS)	10.0%	24	26	28	20	—%	—%
Total Bonus Payout	100.0%						129.0%

For Mr. Read and Mr. Lasher, there were four metrics applicable in the 2021 bonus program: VCP Service Revenue, Adjusted EBITDA (excluding Consumer), Adjusted EBITDA (Consumer only), and Customer Satisfaction (NPS). The weighting of these metrics were as follows:

Corporate Metrics	Weighting
VCP Service Revenues	60% of target bonus
Adjusted EBITDA (excluding Consumer)	20% of target bonus
Adjusted EBITDA (Consumer only)	10% of target bonus
Customer Satisfaction (NPS)	10% of target bonus
The following table shows the performance levels upon which minimum, target, and maximum bonuses would have been paid, the payout percentages associated with those performance levels, and the actual 2021 performance for the metrics.

(amounts in thousands)	2021
2021 Metric	Weighting	Minimum (50%)	Target (100%)	Maximum (150%)	Weighted Attainment	Attainment
VCP Service Revenue	60.0%	$968,000	$1,003,000	$1,037,000	167.0%	100.3%
Adjusted EBITDA (excluding Consumer)	20.0%	$(10,000)	$13,000	$29,000	96.0%	19.2%
Adjusted EBITDA (Consumer only)	10.0%	$175,000	$192,000	$205,000	82.0%	8.2%
Customer Satisfaction (NPS)	10.0%	24	26	28	—%	—%
Total Corporate Plan	100.0%					127.6%

Rationale For Performance Measures
2021 performance targets reflect the Company's continued pivot towards the cloud communications for business markets. For 2021:
•VCP Service Revenues represent 60% of overall performance weighting, reflecting the Company's desire to increase focus on business service revenues to align with the Company's overall strategy;
•Adjusted EBITDA (excluding Consumer) reflects the Company's overall desire to increase VCP profitability;
•Adjusted EBITDA (Consumer only) reflects the Company's Consumer profitability; and
•Customer Satisfaction (NPS) measures customer satisfaction within our VCP segment based on a satisfaction score that is weighted by revenue, reflecting the Company's focus on improving customer experience.
27 VONAGE ANNUAL REPORT 2021

Calculation of Annual Cash Bonus Awards
The annual cash bonus awards are calculated by multiplying the total bonus achievement percentages by the executive's target bonus.
Annual Cash Bonus Payouts 2021

Name	Total 2021 Bonus Award	Base Metric Achievement Percentage
Rory Read	$1,355,750	127.6%
Stephen Lasher	$768,790	127.6%
Tim Shaughnessy (1)	$—	—%
Jay Bellissimo	$741,254	129.0%
Savinay Berry	$545,769	129.0%
Joy Corso	$309,600	129.0%
(1) As interim CFO, Mr. Shaughnessy did not participate in the 2021 bonus program.

These payments are reflected in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

Long-Term Incentives

2021 LTI Program

We award a significant portion of our long-term incentive compensation in the form of performance-based restricted stock units. The number of units actually earned will be determined at the end of the three-year performance period based on financial performance and relative total shareholder return performance. By linking a significant portion of our long-term incentives to three-year performance goals, we more closely align our NEOs' incentives with our strategic strategic priorities and long-term interests of shareholders.

2021 LTI Program
Award Type	% of Award	Vesting
Performance-based RSUs	60%	3 year cliff
Time-based RSUs	40%	Equal 3 year increments

We believe that our long-term compensation program elevates the link between pay and performance for our NEOs and closely aligns the interests of management and our shareholders. Performance RSUs are granted subject to the following terms:

•The number of performance RSUs granted is based on a target value determined by the compensation committee.
•For 2021, the number of performance RSUs actually earned will be based on two metrics:
◦25% of the award will be determined by Vonage's performance on the sum of business service revenue growth and consolidated AEBITDA margin (also called "Rule of 40")
◦75% of the award will be determined by Vonage's relative "Total Stockholder Return"( TSR) performance measured against a defined performance group consisting of technology companies we consider to be similar to Vonage, as discussed below. TSR is the percentage growth in stock price over the performance period, plus dividends and adjusted for events such as stock splits. Vonage's TSR performance will be ranked against the other companies in the performance group.
•Performance is measured over a three-year performance period.
•The actual number of shares received at the end of the performance period can range from 0-200% of the target number of shares, based on the Company's performance during the performance period, as follows.

28 VONAGE ANNUAL REPORT 2021

TSR Payout Schedule
Percentile Ranking			% of Target Earned
Greater than		80%			200%
50%	—	80%	100%	—	200%
30%	—	50%	50%	—	100%
Less than		30%			0%

Payouts are based on ranking results with linear adjustment between percentile ranks in the chart above. For example, achievement of the 65th percentile would result in 150% of the target number of shares being issued at the end of the performance period and achievement of the 40th percentile would result in 75% of the target number of shares being issued at the end of the performance period.

•TSR payouts are capped at 100% (target) if the Company's TSR performance is negative at the end of the performance cycle, even if the Company's relative TSR performance would have produced a higher payout.

In addition, we believe that the inclusion of the Rule of 40 metric aligns with our business strategy and requires our executives to continue improving business performance.
Our TSR performance group for 2021 awards was based on companies included in our prior period performance group, with modifications approved by our compensation committee to improve relevance to our business. As discussed below, these modifications included the addition of companies in the application software or cloud services industries. Our performance group for 2021 was set as follows:

8x8, Inc.	Microsoft Corporation*
Adobe Inc.	Mimecast Limited
Akamai Technologies	NICE Systems, Inc.
Avaya Holdings Corp.	Nuance Communications
Atlassian, Inc.	Ooma, Inc.
Bandwidth Inc.	PTC Inc.
Cisco Systems	RingCentral, Inc.
eGain Corporation	Sinch
EnvestNet	Smartsheet Inc
Everbridge, Inc.	Splunk Technology
Five9, Inc.	Teletech Holdings
Intuit Inc.	Twilio Inc.
j2 Global, Inc.	Verient Inc.
Kaleyra, Inc.*	Zendesk, Inc.
LivePerson, Inc.	Zoom Video Communications, Inc.
*Companies that are new to the list for 2021 awards.
The following companies were removed from the list for 2021 awards: Palo Alto Networks and Paylocity Holdings as they are less relevant to our direct business competition.
We annually evaluate our performance group to ensure its rigor, as reflected by the inclusion of high performing technology and software-as-a-service peers.
29 VONAGE ANNUAL REPORT 2021

Vesting of Prior LTI Awards
In 2021, awards made to our executives under the Company's 2019 LTI Program vested based upon Company TSR performance against the peer group over the three-year period from 2019-2021. To smooth the impacts of short-term price fluctuations in our stock price and provide a more appropriate long-term award result, we use averaging at the beginning and end of our performance period to compute our TSR as well as the TSR for each of the performance peers. For the beginning of period price, we average the closing price of each Company's stock for the 60 days straddling the first day of the performance period. For the end of period price of each Company, we average the final 60 trading days of the performance period. Dividends paid by companies in the peer group are assumed to be reinvested as of the ex-dividend date.
Using this methodology, our TSR performance for the 2019-2021 performance period was 93.02%, ranking at the 62nd percentile, and equating to a 140.23% payout under the terms of the 2019 LTI Program. Our Named Executive Officers did not receive any shares in connection with this performance period.
The named executive officers received the following equity awards in 2021 under the annual LTI program:

Name	Number of Time-based Restricted Stock Units	Target Number of Performance-based Restricted Stock Units
Rory Read(1)	—	—
Stephen Lasher	458,123	113,421
Tim Shaughnessy (2)	—	—
Jay Bellissimo	340,264	113,421
Savinay Berry	446,375	174,425
Joy Corso	188,924	49,886
1.Mr. Read was granted two years of awards under the LTI program in 2020 and was not eligible for additional equity grants until the 2022 annual grant cycle.
2.Mr. Shaughnessy was hired as the interim CFO from August 2020 through February 2021 and did not received any equity in connection with his role.
Stock Ownership Guidelines for Executives
Our compensation committee and Board of Directors have adopted stock ownership guidelines for our named executive officers and certain other covered executives. They believe that these requirements help ensure alignment of executive interests with shareholder interests and promote a focus on long-term growth. The following table shows the stock ownership levels required for our named executive officers, which are measured on a quarterly basis:

Name	Stock Ownership Level
Rory Read	5.0x base salary
Stephen Lasher	3.0x base salary
Tim Shaughnessy (1)	Not applicable
Jay Bellissimo	3.0x base salary
Savinay Berry	3.0x base salary
Joy Corso	3.0x base salary
(1)Mr. Shaughnessy did not receive in any equity grants during his service and was not required to comply with the stock ownership guidelines.

Shares counted in assessing compliance with the guidelines include shares owned outright and the in-the-money value of vested stock options. While there is no specific time period required to achieve these guidelines, each covered executive must retain 50% of net stock options exercised or stock delivered from vested restricted stock units until the guidelines are met. Executives may be exempted from the guidelines and/or the retention requirement due to financial hardship as determined by the compensation committee in its discretion.
30 VONAGE ANNUAL REPORT 2021

Benefits and Perquisites
We have also taken steps to ensure executives’ continued health and ability to render services to the Company through an annual physical program. Our incremental costs for the perquisites described above are shown in note 6 to the Summary Compensation Table.
We also maintain a 401(k) savings plan, which is a tax-qualified defined contribution plan available to all of our employees. All of our NEOs participated in the plan in 2021. In 2021, we provided a matching contribution equal to 50% of each dollar contributed by a participant, up to a maximum contribution of $6,000. The matching contributions vest after one year following the date of employment. Employee and matching contributions are based on compensation up to annual limits established under the Internal Revenue Code (the eligible compensation limit was $290,000 in 2021). Our matching contributions for the participating named executive officers are shown in note 6 to the Summary Compensation Table. We do not provide any supplemental retirement benefits.
Equity Grant Practices
The compensation committee approves all equity grants to executive officers and ratifies all other new hire and promotion equity grants made on a quarterly basis. In February of each year, the compensation committee considers annual equity grants. The compensation committee's practice is to approve annual equity grants effective on the first trading day on or after March 15.
In addition, the compensation committee delegated to our Chief Executive Officer the ability to make equity grants aggregating up to 400,000 shares of common stock in each quarter for employees that are not executive officers. These awards may not exceed 50,000 shares in each quarter to any individual employee.
For special grants, equity is granted on the first trading day of the month immediately following the month in which the equity grant is approved. For newly hired or promoted employees, restricted stock units are generally granted on the first trading day of the month immediately following the month in which the employee commences employment with us or the promotion is effective. In addition, we do not time equity grants to coincide with the release of material non-public information about Vonage.
Post-Employment Compensation
We have benefit plans, employment and letter agreements, and other arrangements for our named executive officers that provide special benefits upon certain types of termination events. The employment agreements and letter agreements provide financial security in the event the executive officer's employment is terminated without cause or his or her responsibilities are significantly diminished. The agreements also provide clear statements of the rights of the executive officers and protect them against an unfavorable change in employment terms. Absent these provisions, there is an increased risk that executive officers may be encouraged to seek other employment opportunities if they became concerned about their employment security as a result of changes to our Company or in the event of a change in control. None of our current executives is entitled to an excise tax gross up upon a change in control. In addition, all equity grants made to current executives require a “double trigger” (both a change in control and termination) for payout or accelerated vesting to occur.
We believe that our change in control benefits provide appropriate incentives for the executive officers to cooperate in negotiating any change in control of Vonage without regard to the potential effect on their positions. See “Potential Post-Employment Payments” for further information regarding change in control and termination benefits under the arrangements.
31 VONAGE ANNUAL REPORT 2021

Shareholder Outreach and Results of the 2021 Say-on-Pay Voting Results

At our 2021 annual meeting, shareholders did not approve our Say-on-Pay advisory vote. Prior to our 2021 annual meeting, we engaged with a substantial number shareholders regarding our compensation program. Shareholder feedback reflected overall approval of the structure of our compensation program, but some shareholders noted that they would not provide advisory approval based on one-time recruitment compensation to our Chief Executive Officer.

Vonage and its Board take shareholder feedback seriously. In light of discussions with our shareholders, we maintained the following key attributes in our 2022 executive compensation program:

•Continued to include a financial performance metric that accounts for 25% of our performance-based stock awards that we believe fosters greater alignment between rewards and profitable multi-year Vonage Communication Platform service revenue and Adjusted EBITDA* growth (remaining 75% continues to be based on relative Total Shareholder Return (TSR)).
•We maintained the weighting of stock awards to all executive officers at 60% performance-based awards in furtherance of our pay-for-performance philosophy.
Clawback, Anti-Hedging and Anti-Pledging Policies
Incentive Compensation Recovery Policy
The Company has put in place an Incentive Compensation Recovery Policy for incentive awards paid to executive officers. The policy is triggered in the event of a material restatement of the Company's financial results (other than as a result of a change in accounting rules, principles or interpretations) caused or substantially caused by the misconduct of the covered officer (including our NEOs). If triggered, the compensation committee may seek to recoup the portion of cash and equity based incentive awards paid or awarded to the covered officer in excess of the awards that would have been paid or awarded based on the restated financial results to the extent permitted by applicable law. In the case of equity awards that vested based on the achievement of financial results that were subsequently modified, the compensation committee and Board may also seek to recover improper gains from the sale or disposition of vested equity awards.
Hedging and Pledging
The Company's securities trading compliance policy contains prohibitions against certain types of stock-related transactions. The policy prohibits any director, officer or employee from engaging in any strategy or using any product to hedge against potential changes in the value of Vonage securities, including short selling techniques, “sales against the box”, puts, calls and other derivative securities, prepaid variable forwards, equity swaps, collars, exchange funds and forward sale contracts.
In addition, except in limited circumstances, no director or officer or employee may, directly or indirectly, pledge a significant amount of Vonage securities. The restrictions include the intentional creation of any form of pledge, security interest, deposit, or lien, including the holding of shares in a margin account, that entitles a third-party to foreclose against, or otherwise sell, any shares, whether with or without notice, consent, or default.
Company Tax and Accounting Issues
Deductibility of Executive Compensation
As a result of the Tax Cuts and Jobs Act, enacted on December 22, 2017, beginning in 2018, compensation paid to certain executive officers in excess of $1 million will generally be nondeductible for tax purposes. However, the Committee believes that shareholder interests are best served by maintaining flexibility to deliver appropriate levels of compensation even if such compensation is nondeductible.
Share-Based Compensation
We account for compensation expense from our stock awards in accordance with the "Compensation - Stock Compensation Topic" of the Financial Accounting Standards Board Accounting Standards Codification ("FASB Codification") that requires companies to measure the cost of employee stock awards based on the grant date fair value and recognize that cost over the period during which a recipient is required to provide services in exchange for the stock awards, typically the vesting period. We consider the impact on the Company's compensation expense when determining and making stock awards.
32 VONAGE ANNUAL REPORT 2021

Section 280G Mitigation Actions
Pursuant to the terms of the Merger Agreement, the Company is permitted to implement strategies to mitigate the possible impact of Section 280G of the Code. On December 27, 2021, the compensation committee approved with respect to certain executive officers, (i) the payment, on or prior to December 31, 2021, of annual cash bonuses for calendar year 2021 that otherwise would be payable in 2022 and (ii) the settlement (in whole or in part), on or prior to December 31, 2021, of certain restricted stock unit awards and performance stock unit awards for restricted shares of Vonage Common Stock, less the appropriate withholding taxes, with the same vesting terms as such restricted stock unit awards and performance stock unit awards. Such executive officers entered into agreement with the Company providing for the actions described above and including the potential forfeiture and clawback described below. The executive officers have made elections under Section 83(b) of the Internal Revenue Code with respect to such shares of Company restricted stock. The actions described above have the effect of providing compensation in 2021 that would have otherwise been paid in a future year, but have not changed the vesting requirements as a result of the forfeiture and clawback provisions applicable to such compensation, as described below.
The compensation committee approved the following for each applicable named executive officer:
•For Rory Read, an accelerated payment in the amount of $1,221,875 and the settlement of 298,056 restricted stock units with 180,770 restricted shares of Vonage Common Stock (after payment of applicable withholding taxes) subject to forfeiture and clawback as described below.
•For Joy Corso, an accelerated payment in the amount of $276,000 and the settlement of 62,974 restricted stock units and 103,077 performance stock units with 100,706 restricted shares of Vonage Common Stock (after payment of applicable withholding taxes) subject to forfeiture and clawback as described below.
•For Savinay Berry, an accelerated payment in the amount of $575,000 and the settlement of 60,906 restricted stock units with 30,708 restricted shares of Vonage Common Stock (after payment of applicable withholding taxes) subject to forfeiture and clawback as described below.
If the executive officer’s service terminates under circumstances that would otherwise have resulted in the forfeiture of all or any portion of a restricted stock unit award or performance stock unit award, any restricted stock issued in respect of such award will be forfeited and any shares withheld by the Company for the satisfaction of withholding taxes (or cash equal to the fair market value of such shares) will be subject to recovery by the Company. With respect to any performance stock units, if at the end of the applicable performance period, actual performance is less than the assumed level of performance, the applicable number of shares of restricted stock will be forfeited and any shares withheld by the Company for the satisfaction of withholding taxes will be subject to recovery by the Company, and if actual performance is greater than the assumed level of performance, the executive officer will be issued additional shares of restricted stock.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus (6)	Stock Awards (7)	Non-Equity Incentive Plan Compensation (8)	All Other Compensation(9)	Total
Rory Read Chief Executive Officer	2021	$850,000			$1,355,750	$9,542	$2,215,292
	2020	$434,808	$3,000,000	$24,546,250	$1,062,500	$6,000	$29,049,558

Stephen Lasher Chief Financial Officer (1)	2021	$602,500	$1,500,000	$8,874,373	$768,790	$7,200	$11,752,863

Tim Shaughnessy Interim Chief Financial Officer (2)	2021	$1,400,000					$1,400,000
	2020	$1,200,000					$1,200,000

Jay Bellissimo Chief Operating Officer (3)	2021	$574,615	$2,000,000	$6,131,836	$741,254	$7,200	$9,454,905

Savinay Berry EVP, Product and Engineering (4)	2021	$423,077	$1,029,231	$9,828,965	$545,769	$6,000	$11,833,042

Joy Corso Chief Marketing Officer (5)	2021	$400,000		$4,470,706	$309,609	$7,500	$5,187,815
 ________________
(1)Mr. Lasher joined the Company in January 2021 as the CFO.
33 VONAGE ANNUAL REPORT 2021

(2)Mr. Shaughnessy was hired as the interim CFO from August 2020 through February 2021 and did not received any equity grants in 2021.
(3)Mr. Bellissimo joined the Company in January 2021 as the Chief Operating Officer.
(4)Mr. Berry joined the Company in February 2021 as the EVP, Product and Engineering.
(5)Ms. Corso joined the Company in August 2020 as the Chief Marketing Officer.
(6)Reflects sign-on cash awards made to Mr. Lasher, Mr. Bellissimo, and Mr. Berry.
(7)Stock awards consist of performance-based and time-based restricted stock units. The dollar amounts for the awards represent the grant-date fair value calculated in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718 (“FASB ASC 718”) by multiplying the number of shares of restricted stock awarded by the closing price of our common stock on the date of grant and based upon, where applicable, the probable outcome of performance conditions. Refer to “Compensation Discussion and Analysis—Long-Term Incentives” for additional information. The grant-date fair value of the stock-based awards will likely vary from the actual amount the named executive officer receives. Actual gains, if any, on shares acquired upon vesting of units are dependent on other factors, including the unit holders' continued employment with us through the vesting period, the achievement of any applicable operating and financial performance conditions, the future performance of our common stock, and overall stock market conditions. There can be no assurance that the values reflected in this table will be achieved. Performance-based restricted stock unit values are based upon achievement of target performance levels. If maximum performance were achieved under 2021 performance-based restricted stock awards, the total value of 2021 stock awards for participating executives would be as follows: Mr. Lasher $3,375977, Mr. Bellissimo $3,375,977, Mr. Berry $5,105,421, and Ms. Joy $1,464,650.
(8)The amounts in this column represent total performance-based bonuses earned for services rendered during 2020 and 2021. These bonuses were based on our operating and financial performance. The bonuses earned in 2020 and 2021, as applicable, were paid in the first quarter of the subsequent year. Please see the section titled “Annual Cash Bonuses” in the Compensation Discussion and Analysis for more information regarding our annual cash bonus for 2021.
(9)The amounts in this column consist of the following:

Name	Year	401(k) Match	HSA Employer Contributions	Legal Expense Reimbursement	Total
Rory Read	2021	$6,000	$—	$3,542	$9,542
Stephen Lasher	2021	$6,000	$1,200	$—	$7,200
Tim Shaughnessy	2021	$—	$—	$—	$—
Jay Bellissimo	2021	$6,000	$1,200	$—	$7,200
Savinay Berry	2021	$6,000			$6,000
Joy Corso	2021	$6,000	$1,200	$—	$7,200

34 VONAGE ANNUAL REPORT 2021

Grants of Plan-Based Awards—2021

Name (1)	Grant Date	Date of Corporate Action	Estimated Potential Payouts Under Non-Equity Incentive Plan Awards (2)			Estimated Future Payouts Under Equity Incentive Plan Awards (3)			All Other Stock Awards: Number of Shares of Stock or Units (4)	Grant Date Fair Value of Stock and Option Awards (5)
			Threshold	Target	Maximum	Threshold	Target	Maximum
Rory Read	3/15/2021	2/10/2021	$1,062,500	$1,062,500	$2,125,000
Stephen Lasher	2/1/2021	1/3/2021							302,457	$3,950,089
	11/8/2021	10/27/2021							155,666	$3,236,296
	2/1/2021	1/3/2021				56,711	113,421	226,842		$1,687,989
	2/1/2021	1/3/2021	$325,000	$650,000	$1,300,000
Jay Bellissimo	2/1/2021	12/28/2020							340,264	$4,443,848
	2/1/2021	12/28/2020				56,711	113,421	226,842		$1,687,989
	2/1/2021	12/28/2020	$300,000	$600,000	$1,200,000
Savinay Berry	4/1/2021	1/19/2021							290,709	$4,039,958
	11/8/2021	10/27/2021							155,666	$3,236,296
	4/1/2021	1/19/2021				87,213	174,425	348,850		$2,552,711
	4/1/2021	1/19/2021	$250,000	500,000	$1,000,000
Joy Corso	3/15/2021	2/10/2021							33,258	$502,085
	11/8/2021	10/27/2021							155,666	$3,236,296
	3/15/2021	2/10/2021				24,943	49,886	99,772		$732,325
	3/15/2021	2/10/2021	$120,000	$240,000	$480,000

(1)Mr. Shaughnessy was hired as the interim CFO from August 2020 through February 2021 and did not receive any equity grants in 2021.
(2)As discussed in the Compensation Discussion and Analysis, the annual cash bonus awards are attributable to operating and financial measures. The amount shown in the “Target” column represents a payout at the target bonus percentage for each named executive officer's base salary. The amount shown in the “Threshold” column represents the amount payable if only the minimum level of Company performance was attained for each metric applicable to the executive, which is 50% of the target amount shown above. If performance did not meet the minimum level of performance for any metric, then no bonus would have been paid. The amount shown in the “Maximum” column represents the amount payable if the maximum level of Company performance was attained for all metrics applicable to the executive, which is 200% of the corporate metrics.
Please see the section titled “Annual Cash Bonuses” in the Compensation Discussion and Analysis for additional information including the minimum threshold, target, and maximum level of performance for each performance measure, the calculation of the award payable based upon actual performance in 2021, the amount of the award and award as a percentage of the target award opportunity, and adjustments.
The annual cash bonus payments to our NEOs under our bonus plan for 2021 are reflected in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.
(3)Amounts in this column represent performance-based restricted stock units granted under our 2015 Plan. The performance restricted stock units vest on a three-year cliff basis. The number of units actually earned will be determined after the end of the three-year performance period and can range from 0-200% of the target number of shares, based on the Company's Rule of 40 and TSR performance during the three-year performance period. Please see the section titled “Long-Term Incentives” in the Compensation Discussion and Analysis for additional information.
(4)Amounts in this column represent restricted stock units granted under our 2015 Plan. Generally, the restricted stock units granted under the 2015 Plan vest in equal annual installments on the first through third anniversaries. Please see the section titled “Potential Post-Employment Payments—Employment and Related Agreements” for a discussion of the acceleration of vesting of our restricted stock units in certain circumstances, including upon a change in control.
(5)The value of a stock award or option award represents the grant-date fair value calculated in accordance with FASB ASC 718. Stock awards consist only of restricted stock units. Actual gains, if any, on shares acquired upon vesting of restricted stock units or option exercises are dependent on other factors, including the holder's continued employment with us through the vesting period or option exercise period, the outcome of any performance conditions, the future performance of our common stock, and overall market conditions. There can be no assurance that the values reflected in this table will be achieved.
35 VONAGE ANNUAL REPORT 2021

Outstanding Equity Awards at Fiscal Year-End—2021

	Stock Awards
Name(1)	Number of Shares or Units of Stock that Have Not Vested (2)(13)		Market Value of Shares or Units of Stock that Have Not Vested (3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested(13)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Rory Read	541,944	(4)	$11,267,016
	173,334	(5)	$3,603,614
				780,000	(11)	$16,216,200
Stephen Lasher	226,843	(6)	$4,716,066
	155,666	(7)	$3,236,296
				113,421	(12)	$2,358,022
Jay Bellissimo	340,264	(6)	$7,074,089
				113,421	(12)	$2,358,022
Savinay Berry	229,803	(8)	$4,777,604
	155,666	(7)	$3,236,296
				174,425	(12)	$3,626,296
Joy Corso	30,328	(9)	$630,519
	22,172	(10)	$460,956
	103,778	(7)	$2,157,545
				6,095	(11)	$126,715
				49,886	(12)	$1,037,130
(1)Mr. Shaughnessy was hired as the interim CFO from August 2020 through February 2021 and did not receive any equity grants in 2021.
(2)Please see the section titled “Potential Post-Employment Payments—Employment and Related Agreements” for a discussion of the acceleration of our option and stock awards upon a change in control.
(3)Based on the closing price of our common stock as of December 31, 2021 of $20.79, as reported on the Nasdaq Stock Market.
(4)The restricted stock units vest in equal annual installments on the first through third anniversaries of July 1, 2020.
(5)The restricted stock units vest in equal annual installments on the first through third anniversaries of March 15, 2020.
(6)The restricted stock units vest in equal annual installments on the first through third anniversaries of February 1, 2021.
(7)The restricted stock units vest in equal annual installments on the first through third anniversaries of November 8, 2021.
(8)The restricted stock units vest in equal annual installments on the first through third anniversaries of April 1, 15, 2021.
(9)The restricted stock units vest in equal annual installments on the first through third anniversaries of August 3, 2020.
(10)The restricted stock units vest in equal annual installments on the first through third anniversaries of March 15, 2021.
(11)The restricted stock units vest upon the satisfaction of certain performance criteria based upon Company performance from January 1, 2020 through December 31, 2022.
(12)The restricted stock units vest upon the satisfaction of certain performance criteria based upon Company performance from January 1, 2021 through December 31, 2023.
(13)Outstanding equity award amounts do not include restricted shares that were accelerated for purposes under Section 280G of the Code.

36 VONAGE ANNUAL REPORT 2021

Option Exercises and Stock Vested—2021

Name (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Rory Read	804,722	$13,091,514
Savinay Berry	60,906	$1,257,709
Stephen Lasher	75,614	$1,078,256
Joy Corso	181,211	$3,648,451
  _____________
(1)Mr. Shaughnessy served as the Company's interim CFO from August 2020 through February 2021 and did not received any equity grants in 2020. Mr. Bellissimo joined the Company in January 2021 as the COO and did not have any equity grants prior to 2021.
(2)Value realized upon exercise or vesting is based on the closing sales price of our common stock on the Nasdaq Global Select Market on the applicable exercise or vesting date.

Potential Post-Employment Payments
The following are descriptions of our employment arrangements with our named executive officers. The table following the description of our employment arrangements quantifies the potential payments and benefits to which the named executive officer would be entitled to under our arrangements with them for various scenarios involving a termination of employment or change-in-control. The amounts shown are estimated amounts that assume that the termination or change-in-control was effective as of December 31, 2021, and thus include amounts earned through such time. The actual amounts to be paid out can only be determined at the time of such executive's separation.
Employment and Related Agreements
Rory Read
Employment Agreement
Vonage entered into an employment agreement with Mr. Read on June 5, 2020. The employment agreement provides for Mr. Read’s employment for a three-year term commencing July 1, 2020 to serve as President and Chief Executive Officer of the Company, reporting directly to the Board.
In the event Mr. Read’s employment is terminated by the Company without cause or he resigns with “good reason”, he is entitled to the following severance benefits, subject to his execution and non-revocation of a general release of claims: (i) 12 months base salary plus his target bonus amount for the year in which his employment terminates, payable over the 12 month period following termination of employment, (ii) an annual bonus for the year of termination, based on actual performance for such year and pro-rated for the period he is employed during such year, (iii) any earned but unpaid bonus for a previously completed fiscal year, and (iv) continued participation in medical, dental and vision plans at the same cost to Mr. Read as other executives of the Company until he is eligible for COBRA coverage.
If Mr. Read’s employment is terminated due to his death or disability, he (or his estate) is entitled to (i) an annual bonus for the year of termination, based on actual performance for such year and pro-rated for the period he is employed during such year and (ii) any earned but unpaid bonus for a previously completed fiscal year.
If Mr. Read’s employment is terminated for cause or he resigns without “good reason”, he will be entitled only to accrued but unpaid compensation and benefits due to him in accordance with the Company’s benefit plans (“Accrued Rights”). Mr. Read will also be entitled to the Accrued Rights in the event of a termination of employment for any other reason.
Mr. Read is subject to non-competition, non-solicitation and non-hire restrictions, which will be in effect during his employment and for twelve months thereafter. Mr. Read is subject to non-disparagement and confidentiality restrictions during his employment and perpetually thereafter.
37 VONAGE ANNUAL REPORT 2021

Letter Agreement
On November 21, 2021, Mr. Read entered into a letter agreement with Parent (the “Letter Agreement”) setting forth certain understandings with respect to Mr. Read’s Employment Agreement with the Company dated June 5, 2020 and his outstanding Restricted Stock Units and Performance Restricted Stock Units, to be effective on, and subject to the occurrence of, the closing of the Merger.
Pursuant to the Letter Agreement, Mr. Read has agreed that his Employment Agreement will be amended to remove his existing right to resign for “good reason” as a result of his no longer holding the position of Chief Executive Officer of a publicly traded company or the Company not nominating him for election to the Board or removing him from the Board, in each case which would otherwise entitle him to severance payments under his Employment Agreement and accelerated vesting of his outstanding Restricted Stock Units and Performance Restricted Stock Units. The parties have also agreed to certain other changes to the definitions of termination for “good reason” and termination for cause for such purposes.
The Letter Agreement provides that Mr. Read’s Restricted Stock Units that are scheduled to vest in 2022 (506,666 units, a portion of which have been settled in restricted shares of Vonage Common Stock), which would otherwise be converted to a cash-based award as provided in the Merger Agreement, will become vested and payable in cash upon the closing of the Merger. The amounts so paid will be subject to clawback in the event that Mr. Read voluntarily resigns his employment without “good reason” (as amended by the Letter Agreement) prior to the originally scheduled vesting dates. In addition, 50% of Mr. Read’s Performance Restricted Stock Units (390,000 units, assuming target performance and 780,000, assuming maximum performance) that would otherwise be converted to a cash- based award as provided in the Merger Agreement will instead become vested and payable in cash upon the closing of the Merger. The amounts so paid will be subject to clawback in the event that Mr. Read voluntarily resigns without “good reason” (as amended) prior to the originally scheduled vesting dates. The remainder of Mr. Read’s outstanding Restricted Stock Units and Performance Restricted Stock Units (506,668 units and 390,000 units, assuming target performance, or 780,000 units, assuming maximum performance, respectively), as converted into cash-based awards as provided in the Merger Agreement, will continue to become vested and payable in accordance with their original vesting schedule, subject to Mr. Read’s continued employment following the Merger (subject to acceleration upon termination without cause or resignation for “good reason”). Parent has agreed to establish a rabbi trust to hold such cash amounts.
The Letter Agreement provides Mr. Read the opportunity to receive a “performance retention incentive payment” from Parent following the closing of the Merger with a targeted value of $12 million. The amount payable (if any) will be determined based on performance metrics tied to the Company’s business, 50% with respect to 2022 performance and 50% with respect to 2023 performance. The performance retention incentive payment will be payable on the Company’s first normal payroll payment date following July 1, 2024, subject to Mr. Read’s continued employment through such date, subject to proration upon termination without cause or resignation for “good reason”, based on actual performance as of the date of termination. The Letter Agreement also provides for certain tax indemnification payments up to a maximum amount of $4 million.
Stephen Lasher
The Company and Mr. Lasher entered into a letter agreement dated February 25, 2021, at the commencement of his employment with the Company. Pursuant to the letter agreement, in the event that Mr. Lasher’s employment is terminated by the Company without cause or by him for “good reason”, he is entitled to (i) twelve months of base salary payable by the Company in a lump sum, (ii) an amount equal to his target annual bonus, (iii) one year of continued vesting on unvested equity awards and (iv) twelve months of medical coverage. Mr. Lasher has also executed the Company’s employment covenants agreement, which provides for a one-year post-termination non-compete and non-solicit.
Timothy Shaughnessy
We entered into fixed term employment contract, dated August 17, 2020, with Mr. Shaughnessy, which provided that Mr. Shaughnessy would serve as the Interim Chief Financial Officer from August 18, 2020 through December 31, 2020, unless mutually extended between the Company and Mr. Shaughnessy. Pursuant to the Employment Agreement, Mr. Shaughnessy was paid a salary of $300,000 per month for each of the first three months and $300,000 for the last half of November 2020 and the entire month of December 2020. On December 31, 2020, the Company entered into an amendment to Mr. Shaughnessy's employment contract, which provides that Mr. Shaughnessy would continue to serve as the Company's Interim Chief Financial Officer through February 28, 2021, with an option to further extend Mr. Shaughnessy's service through March 31, 2021, upon mutual agreement between the Company and Mr. Shaughnessy. In connection with his extended service, the Amendment provides that Mr. Shaughnessy would be paid a salary of $400,000 per month of service. In addition, Mr. Shaughnessy was eligible to receive a bonus, in such amount and form payable, subject to the discretion of the compensation committee .
38 VONAGE ANNUAL REPORT 2021

Mr. Shaughnessy did not participate in the Company’s employee benefit plans available to other senior executives. In addition, Mr. Shaughnessy was not awarded any equity grants in connection with his agreement. Mr. Shaughnessy also executed the Company’s employment covenants agreement.
Mr. Shaughnessy served as Interim CFO through February 28, 2021 and did not receive any payments in connection with his retirement, other than accrued but unpaid compensation.
Jay Bellissimo
The Company and Mr. Bellissimo entered into a letter agreement dated February 25, 2021, at the commencement of his employment with the Company. Pursuant to the letter agreement, in the event that Mr. Bellissimo’s employment is terminated by the Company without cause or by him for “good reason”, he is entitled to (i) twelve months of base salary payable by the Company in a lump sum, (ii) an amount equal to his target annual bonus and (iii) one year of continued vesting on unvested equity awards. Mr. Bellissimo has also executed the Company’s employment covenants agreement, which provides for a one-year post-termination non-compete and non-solicit.
Savinay Berry
The Company and Mr. Berry entered into a letter agreement dated February 25, 2021, at the commencement of his employment with the Company. Pursuant to the letter agreement, in the event that Mr. Berry’s employment is terminated by the Company without cause or by him for “good reason”, he is entitled to (i) twelve months of base salary payable by the Company in a lump sum, (ii) an amount equal to his target annual bonus, (iii) one year of continued vesting on unvested equity awards and (iv) six months of medical coverage. Mr. Berry has also executed the Company’s employment covenants agreement, which provides for a one-year post-termination non-compete and non-solicit.
Joy Corso
The Company and Ms. Corso entered into a letter agreement dated July 6, 2020, at the commencement of her employment with the Company. Pursuant to the letter agreement, in the event that Ms. Corso's employment is terminated by the Company without cause or by her for “good reason”, she is entitled to nine months' of base salary payable by the Company in a lump sum. Ms. Corso has also executed the Company’s employment covenants agreement, which provides for a one-year post-termination non-compete and non-solicit.
2021 Executive Severance Policy
The executive officers are covered by the Company’s Executive Severance Policy which provides that if an executive officer is terminated without cause, the executive shall receive (i) twelve months of base salary payable by us during our regular payroll cycle over the twelve month period following termination of employment, (ii) a pro-rated bonus paid in the following year based on actual Company performance, (iii) twelve months’ vesting for all equity awards, and (iv) an amount of up to twelve months of COBRA payments. If the executive officer is party to an employment agreement or offer letter that provides for greater severance, such agreement or letter will apply.
Acceleration of Vesting of Stock Options, Time-Based and Performance-Based Restricted Stock Units
Our option and time-based restricted stock unit agreements for grants to our NEOs other than Mr. Read (and other certain sign-on grants) provide for acceleration of vesting of 50% of unvested stock options and time-based restricted stock units covered by those agreements in the event of death or disability.
Upon a change in control, any performance-based restricted stock unit award granted to our NEOs will be converted to an amount equal to the amount payable if the performance period were deemed to end on the date of the consummation of the change in control and will vest the earlier of (i) as of the last day of the applicable performance period, subject to continued employment on the last day of the performance period, (ii) in the event employment terminates due to death or disability, or (iii) due to termination by without cause or for good reason.
In the event of a termination of employment for death or disability, a portion of any performance-based restricted stock unit award equal to a fraction based upon the percentage of the performance period elapsed at the time of termination of employment, but in any case no less than half, will vest. For termination of employment due to death, such vesting will occur upon termination. For termination of employment due to disability, such vesting will occur upon the end of the applicable performance period.
Treatment of Equity Awards in Connection with the Merger Agreement
The Merger Agreement provides that unless otherwise mutually agreed by the parties, or by Parent and the applicable holder, in consultation with the Company, at the Effective Time each outstanding equity award will be treated as follows:
39 VONAGE ANNUAL REPORT 2021

Company Options
Each Company Option that was granted under the Company Stock Plans and is outstanding as of immediately prior to the Effective Time (as defined in the Merger Agreement), whether vested or unvested, (i) if the per share of Vonage Common Stock exercise price of such Company Option is equal to or greater than the Merger Consideration, such Company Option will terminate and be cancelled, without any consideration being payable for such Company Option, and have no further force or effect and (ii) if the per share of Vonage Common Stock exercise price of such Company Option is less than the Merger Consideration, such Company Option will terminate and be cancelled in exchange for the right to receive a lump sum cash payment in the amount equal to (A) the number of shares of Vonage Common Stock underlying the Company Option immediately prior to the Effective Time, multiplied by (B) an amount equal to the Merger Consideration minus the applicable exercise price (the product of (A) and (B), the “Option Payment”). The Option Payment (if any) payable to each former holder of a Company Option that was outstanding immediately prior to the Effective Time will be paid through the Surviving Corporation’s payroll to such former holder without interest and net of any withholding taxes, as soon as practicable following the Effective Date, but in any event not later than the first (1st) regular payroll date of the Surviving Corporation following the Effective Time; provided that if such first (1st) payroll date occurs fewer than five (5) business days following the Effective Time, the Option Payment will be paid no later than the second (2nd) regular payroll date of the Surviving Corporation following the Effective Time.
Company Restricted Stock Units
Each Restricted Stock Unit that was granted under the Company Stock Plans and is outstanding as of immediately prior to the Effective Time, whether vested or unvested, will terminate and be cancelled in exchange for: (i) with respect to Restricted Stock Units that become vested in accordance with their terms on or prior to the Effective Time but have not yet been paid, the right to receive a lump sum cash payment in the amount equal to (A) the number of shares of Vonage Common Stock underlying such Restricted Stock Unit, multiplied by (B) the Merger Consideration (each such payment, a “RSU Payment”); and (ii) with respect to all other Restricted Stock Units, a new cash-based award representing the right to receive an unvested amount in cash equal to (A) the number of shares of Vonage Common Stock underlying such Restricted Stock Unit, multiplied by (B) the Merger Consideration, which vesting will be subject to the continued employment of the former holder of such Restricted Stock Unit with Parent and its Affiliates (including the Surviving Corporation), on the same vesting schedule (including with respect to any terms providing for acceleration of vesting) and otherwise on substantially the same terms as the corresponding Restricted Stock Unit, except as otherwise provided for in the Merger Agreement (each such award, a “Parent RSU Cash Award”).
Following the Effective Time, no Restricted Stock Unit that was outstanding immediately prior to the Effective Time will remain outstanding and each former holder of any such Restricted Stock Unit will cease to have any rights with respect thereto, except the right to receive an RSU Payment or a Parent RSU Cash Award in exchange for such Restricted Stock Unit. The vested cash amounts payable with respect to each portion of any RSU Payment or Parent RSU Cash Award will be paid through the Surviving Corporation’s payroll to the former holder of the corresponding Restricted Stock Unit without interest and net of any withholding taxes, as soon as practicable following the applicable vesting date, but in any event not later than the first (1st) regular payroll date of the Surviving Corporation following the applicable vesting date; provided that if such first (1st) payroll date occurs fewer than five (5) business days following the applicable vesting date for any portion of an RSU Payment or a Parent RSU Cash Award, the vested cash amounts with respect to such portion will be paid no later than the second (2nd) regular payroll date of the Surviving Corporation following the applicable vesting date. For purposes of the immediately preceding sentence, with respect to any RSU Payments, the Closing Date will be treated as the vesting date.
Company Performance Restricted Stock Units
Each Performance Restricted Stock Unit that was granted under the Company Stock Plans and is outstanding as of immediately prior to the Effective Time, whether vested or unvested, will terminate and be cancelled in exchange for: (i) with respect to Performance Restricted Stock Units with a performance period that ends on or prior to the Effective Time, the right to receive a lump sum cash payment in the amount equal to (A) the number of shares of Vonage Common Stock subject to such Performance Restricted Stock Unit that vested based on the actual level of achievement under the awards, multiplied by (B) the Merger Consideration (a “PRSU Payment”); and (ii) with respect to all other Performance Restricted Stock Units, a new cash-based award representing the right to receive an unvested amount in cash equal to (A) the number of shares of Vonage Common Stock subject to such Performance Restricted Stock Unit that would vest based on the actual level of achievement as of the Effective Time compared against pro-rated performance measures as of the Effective Time, multiplied by (B) the Merger Consideration, which vesting will be subject to the continued employment of the former holder of such Performance Restricted Stock Unit with Parent and its Affiliates (including the Surviving Corporation), on the same time-based vesting schedule (including with respect to any terms providing for acceleration of vesting) and otherwise on substantially the same terms as the corresponding Performance Restricted Stock Unit, except as otherwise provided for in the Merger Agreement (each such award, a “Parent PRSU Cash Award”).
40 VONAGE ANNUAL REPORT 2021

Following the Effective Time, no such Performance Restricted Stock Unit that was outstanding immediately prior to the Effective Time will remain outstanding and each former holder of any such Performance Restricted Stock Unit will cease to have any rights with respect to such Company Performance Restricted Stock Unit, except the right to receive a PRSU Payment or a Parent PRSU Cash Award in exchange for such Performance Restricted Stock Unit. The vested cash amounts payable with respect to each portion of any PRSU Payment or Parent PRSU Cash Award will be paid through the Surviving Corporation’s payroll to the former holder of the corresponding Performance Restricted Stock Unit without interest and net of any withholding taxes, as soon as practicable following the applicable vesting date, but in any event not later than the first (1st) regular payroll date of the Surviving Corporation following the applicable vesting date; provided that if such first (1st) payroll date occurs fewer than five (5) business days following the applicable vesting date for any portion of a PRSU Payment or Parent PRSU Cash Award, the vested cash amounts with respect to such portion will be paid no later than the second (2nd) regular payroll date of the Surviving Corporation following the applicable vesting date. For purposes of the immediately preceding sentence, with respect to any PRSU Payment, the Closing Date will be treated as the vesting date.
Potential Payments Upon Termination of Employment or Change-in-Control
The following table quantifies potential payments to our named executive officers upon termination of employment assuming the triggering event took place on December 31, 2021, the last business day of our last completed fiscal year.
As noted above, Mr. Shaughnessy retired from his position with the Company and did not receive any cash severance payments in connection with their respective retirement events.

Name	Cash Severance Payment	Bonus (1)	Acceleration of Restricted Stock Units (Unvested)(2)	Total Termination Benefits
Rory Read
Termination without cause or resignation for good reason	$850,000	$1,062,500	$31,086,830	$32,999,330
Termination upon death or disability		$1,062,500	$31,086,830	$32,149,330
Termination without cause or resignation for good reason following a change in control	$850,000	$1,062,500	$31,086,830	$32,999,330
Stephen Lasher
Termination without cause or resignation for good reason	$650,000	$650,000	$3,174,758	$4,474,758
Termination upon death or disability			$5,155,192	$5,155,192
Termination without cause or resignation for good reason following a change in control	$650,000	$650,000	$10,310,384	$11,610,384
Jay Bellissimo
Termination without cause	$600,000	$600,000	$2,358,023	$3,558,023
Resignation for good reason	$600,000	$600,000		$1,200,000
Termination upon death or disability			$4,716,056	$4,716,056
Termination without cause or resignation for good reason following a change in control	$600,000	$600,000	$9,432,111	$10,632,111
Savinay Berry
Termination without cause	$500,000	$500,000	$1,827,129	$2,827,129
Resignation for good reason	$500,000	$500,000		$1,000,000
Termination upon death or disability			$5,820,098	$5,820,098
Termination without cause or resignation for good reason following a change in control	$500,000	$500,000	$11,640,196	$12,640,196
Joy Corso
Termination without cause	$400,000	$240,000		$640,000
Resignation for good reason	$300,000			$300,000
Termination upon death or disability			$2,206,433	$2,206,433
Termination without cause or resignation for good reason following a change in control	$400,000	$240,000	$4,412,865	$5,052,865
(1)Pursuant to the 2021 executive severance policy, executives are also entitled to an annual bonus for the year of termination, based on actual performance for such year and pro-rated for the period in which they are employed during such year in cases of termination without cause.
41 VONAGE ANNUAL REPORT 2021

(2)The payments relating to restricted stock units represent the value of unvested and accelerated restricted stock units as of December 31, 2021 calculated by multiplying the number of unvested shares that would be accelerated by the various termination events by the closing price of our common stock on December 31, 2021 $20.79.
CEO Pay Ratio
Below is (i) the 2021 annual total compensation of our CEO; (ii) the 2021 annual total compensation of our median employee; (iii) the ratio of the annual total compensation of our CEO to that of our median employee, and (iv) the methodology we used to calculate our CEO pay ratio:

CEO Annual Total Compensation*	$2,215,292
Median Employee Annual Total Compensation	$144,320
CEO to Median Employee Pay Ratio	15.34:1
This annual total compensation is the Summary Compensation Table amount.

Methodology

Our CEO pay ratio is a reasonable estimate calculated in a manner consistent with SEC rules. Our methodology and process is explained below:

•Determined Employee Population. We began with our global employee population as of December 31, 2021, including full-time, part-time, and seasonal or temporary workers, employed by our Company or consolidated subsidiaries, but excluding our CEO. It also excludes the following: third-party contractors, consultants, fixed-term employees, interns and employees on leave of absence.
•Identified the Median Employee. We calculated compensation for each employee using annual base salary as of December 31, 2021, plus performance year 2021 cash incentives (paid in March 2022), 2021 sales commissions and equity awards granted in 2021. We estimated total compensation using a method similar to the Summary Compensation Table rules, but excluded employer health insurance contributions and the value of other benefits, and then identified the median employee.
•Calculated CEO Pay Ratio. We calculated our median employee’s annual total compensation for 2021 according to the SEC’s instructions for preparing the Summary Compensation Table. We then calculated our CEO’s annual total compensation using the same approach to determine the pay ratio shown above.
2021 Director Compensation
The following table summarizes the compensation paid by us to non-employee Directors for the year ended December 31, 2021.

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Total
Jeffrey A. Citron	$125,000	$172,443	$297,443
Stephen Fisher (2)	$90,000	$114,972	$204,972
Carolyn Katz	$95,000	$114,972	$209,972
John J. Roberts	$110,000	$114,972	$224,972
Gary Steele (3)	$—	$57,487	$57,487
Hamid Akhavan	$80,000	$114,972	$194,972
Michael McConnell	$85,000	$114,972	$199,972
Priscilla Hung	$90,000	$114,972	$204,972
Jan Hauser	$105,000	$114,972	$219,972
Tien Tzuo	$80,000	$114,972	$194,972
Steve Ward (4)	$80,000	$28,749	$108,749
 __________
(1)The amounts shown are the grant date fair value, calculated in accordance with FASB ASC 718 by multiplying the number of shares awarded by the closing price of our common stock on the date of grant. Stock awards were granted to directors on the first date of each quarter. The closing prices for our common stock were $12.88 on January 1 2021, $12.07 on April 1, 2021, $14.44 on July 1, 2021, and $16.40 on October 1, 2020, respectively. Mr. Citron was granted 3,348, 3,571, 2,985, and 2,629 shares on January 1, 2021, April 1, 2021, July 1, 2021, and October 1, 2021, respectively. Mr. Fisher, Ms. Katz, Mr. Roberts, Mr. Akhavan, Mr. McConnell, Ms. Hung, Ms. Hauser, and Mr. Tzuo were granted 2,232, 2,381, 1,990, and 1,753 shares on January 1, 2021, April 1, 2021, July 1, 2021, and
42 VONAGE ANNUAL REPORT 2021

October 1,2021, respectively. Mr. Steele was granted 2,232 and 2,381 shares on January 1, 2021 and April 1, 2021, respectively. Mr. Ward was granted 1,753 on October 1, 2021.
(2)Mr. Fisher resigned in October 2021.
(3)Mr. Steele resigned in April 2021.
(4)Mr. Ward was appointed in July 2021.
As of December 31, 2021, Directors held options for the following aggregate number of shares:

Name	Number of Shares Underlying Outstanding Stock Options
Carolyn Katz	150,000
John J. Roberts	30,000
Represents options granted under our director compensation programs only.
See Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for more information regarding the equity ownership of our officers and Directors.

Compensation Committee Interlocks and Insider Participation
During 2021, the members of our compensation committee were Mr. Fisher, Ms. Hung, Ms. Katz, Mr. Tzuo, and Mr. Ward. None of the members of our compensation committee was at any time in 2021, or formerly, an officer or employee of Vonage, and none of the members of our compensation committee had any relationship with Vonage requiring disclosure as a related person transaction under Item 404 of Regulation S-K. See “Transactions with Related Persons.” During 2021, none of our executive officers served as a member of the compensation committee or Board of Directors of any entity that had one or more executive officers that served on our compensation committee or Board of Directors.
COMPENSATION COMMITTEE REPORT

The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis set forth below. Based on the foregoing review and discussion, the compensation committee has recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for filing with the SEC.

By the Compensation Committee of the Board of Directors of Vonage Holdings Corp.

Carolyn Katz, Chair
Tien Tzuo
Steve Ward

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
STOCK OWNERSHIP INFORMATION
The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2022 by:
•each person or group who is known by us to own beneficially more than 5% of our common stock;
•each of our Directors;
•each of our named executive officers, as defined under SEC rules; and
•all of our current Directors and executive officers as a group.
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. Shares of common stock subject to (i) options that are currently
43 VONAGE ANNUAL REPORT 2021

exercisable or exercisable or (ii) restricted stock units that may vest within 60 days of April 29, 2022 are considered outstanding and beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
Unless otherwise indicated, each of the shareholders listed below has sole voting and investment power with respect to the shares beneficially owned. Except as indicated below, the address for each shareholder, director, or named executive officer is 101 Crawfords Corner Road, Suite 2416, Holmdel, New Jersey 07733.
This table assumes 256,435,472 shares of common stock outstanding as of March 31, 2022.

	Number of	Percent of
	Shares	Shares
Name	Beneficially	Beneficially
	Owned	Owned
Beneficial Owners of More than 5%
BlackRock, Inc.(1)	31,596,390	12.32%
The Vanguard Group, Inc.(2)	24,922,328	10.40%
Directors and Named Executive Officers
Hamid Akhavan	55,700	*
Jay Bellissimo	75,740	*
Savinay Berry	54,180	*
Jeffrey A. Citron(3)	315,898	*
Joy Corso(4)	100,706	*
Jan Hauser	22,184	*
Priscilla Hung	22,184	*
Carolyn Katz(5)	271,047	*
Stephen Lasher	94,789	*
Michael McConnell	13,828	*
Rory Read(6)	214,165	*
John J. Roberts(7)	226,235	*
Tim Shaughnessy	0	*
Tien Tzuo	8,356	*
Stephen M. Ward, Jr.	4,312	*
All Directors and executive officers as a group (18 persons)	1,678,443	0.65%

*Less than 1%.

(1)Based on a Schedule 13G filed on February 8, 2022 by Blackrock, Inc. disclosing sole voting power over 0 shares of Vonage Common Stock and sole power to dispose of or direct the disposition of 0 shares of Vonage Common Stock. The address of BlackRock, Inc. is 55 East 52nd Street New York, NY 10022.
(2)Based on an amendment to Schedule 13G/A filed February 10, 2022 by The Vanguard Group, Inc. disclosing shared voting power over 460,552shares of Vonage Common Stock, sole power to dispose of or direct the disposition of 25,980,842shares of Vonage Common Stock and shared power to dispose of or direct the disposition of 677,571shares of Vonage Common Stock. The address of The Vanguard Group, Inc. is 100 Vanguard Blvd., Malvern, PA 19355.
(3)Includes 275,000 shares owned by the Mannis Group, Inc.
(4)Includes 93,983 restricted shares of Vonage Common Stock.
(5)Includes 150,000 shares underlying Company Options which are exercisable within 60 days of April 29, 2022.
(6)Includes 75,644 restricted shares of Vonage Common Stock.
(7)Includes 20,000 shares underlying Company Options which are exercisable within 60 days of April 29, 2022.
44 VONAGE ANNUAL REPORT 2021

EQUITY COMPENSATION PLAN INFORMATION
The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2021.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted-average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	15,494,528	$12.85	7,912,826
Equity compensation plans not approved by security holders (2)	87,871	$1.69	283,447
Total	15,582,399		8,196,273
 ________________
(1)Includes awards outstanding under the Company's 2015 Equity Incentive Plan (the "2015 Plan") and prior shareholder approved plans. Any shares underlying options that are canceled or expire without exercise will become available for issuance under the 2015 Plan. Awards under the 2015 Plan may include restricted stock, unrestricted stock, restricted stock units, stock appreciation rights, performance shares or other equity-based awards, as our Board of Directors or compensation committee may determine.
(2)Consists of shares issuable under the Nexmo Inc. 2011 Stock Plan, which stock options were assumed by the Company upon the June 3, 2016 acquisition of Nexmo Inc. The plan is listed as "not approved" because the Nexmo Inc. 2011 Stock Plan was not subject to separate line item approval by Vonage's shareholders when the merger, which included the assumption of this plan, was approved.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence
Board Determination of Independence
Under applicable Nasdaq Stock Market rules, a director will only qualify as “independent” if our Board affirmatively determines that he or she has no material relationship with Vonage that would interfere with the exercise of independent judgment. Our Board has established guidelines to assist it in determining whether a director has such a material relationship. The guidelines are included in our governance principles, which are available on our website as discussed above. Under these guidelines, a director is not considered to have a material relationship with Vonage if he or she:
•is independent under Section 5605 of the Nasdaq Listing Rules; and
•is not an executive officer of another company which is indebted to Vonage, or to which Vonage is indebted, where the total amount of either company's indebtedness to the other is more than 1% of the total consolidated assets of the company for which he or she serves as an executive officer.
In addition, ownership of a significant amount of our stock, by itself, does not constitute a material relationship. For relationships not covered by the guidelines set forth above, the determination of whether a material relationship exists is made by the other independent members of our Board.
Our Board has determined that Hamid Akhavan, Jeffrey Citron, Jan Hauser, Priscilla Hung, Carolyn Katz, Michael McConnell, John Roberts, Tien Tzuo, and Steve Ward meet the categorical standards described above, that none of these Directors has a material relationship with Vonage and that each of these Directors is “independent” as determined under Section 5605 of the Nasdaq Listing Rules.
45 VONAGE ANNUAL REPORT 2021

None of the Directors determined to be independent engaged in any related person transactions with the Company. In making its determination that Mr. Citron is “independent”, our Board considered the fact that the Company provided health insurance and medical care payments to Mr. Citron in the amount of $30,185, $32,406, and $34,771 in 2019, 2020, and 2021, respectively. The Board also considered Mr. McConnell's appointment to our Board through a Cooperation Agreement with Legion Partners Asset Management, LLC.
Transactions with Related Persons
Policies and Procedures for Related Person Transactions
Our Board has adopted written policies and procedures for the review of any transaction, arrangement or relationship in which Vonage is or will be a participant, the amount involved exceeds $120,000, and one of our executive officers, directors, director nominees, or 5% shareholders (or their immediate family members), each of whom we refer to as a “related person,” has a direct or indirect material interest.
If a related person proposes to enter into such a transaction, arrangement or relationship, which we refer to as a “related person transaction,” the related person must report the proposed related person transaction to our chief legal officer. The policy calls for the proposed related person transaction to be reviewed and, if deemed appropriate, approved or ratified by the Board's audit committee. Whenever practicable, the reporting, review, and approval will occur prior to entry into the transaction. If advance review and approval is not practicable, the audit committee will review, and, in its discretion after considering the factors set forth below, as appropriate, may ratify the related person transaction. The policy also permits the chairman of the audit committee to review and, if deemed appropriate, approve proposed related person transactions that arise between committee meetings, subject to ratification by the audit committee at its next meeting. Any related person transactions that are ongoing in nature will be reviewed annually.
A related person transaction reviewed under the policy will be considered approved or ratified if it is authorized by the audit committee after full disclosure of the material terms of the transaction and the related person's interest in the transaction. As appropriate for the circumstances, the audit committee will review and consider:
•the related person's interest in the related person transaction;
•the approximate dollar value of the amount involved in the related person transaction;
•the approximate dollar value of the amount of the related person's interest in the transaction without regard to the amount of any profit or loss;
•whether the transaction was undertaken in the ordinary course of our business;
•whether the terms of the transaction are no less favorable to us than terms that could have been reached with an unrelated third party;
•the purpose of, and the potential benefits to us of, the transaction; and
•any other information regarding the related person transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.
The audit committee may approve or ratify the transaction only if the audit committee determines that, under all of the circumstances, the transaction is in, or is not inconsistent with, our best interests. The audit committee may impose any conditions on the related person transaction it deems appropriate.
In addition to the transactions that are excluded by the instructions to the SEC's related person transaction disclosure rule, the Board has determined that the following transactions do not create a material direct or indirect interest on behalf of related persons and, therefore, are not related person transactions requiring approval or ratification for purposes of this policy:
•interests arising solely from the related person's position as an executive officer of another entity (whether or not the person is also a director of such entity) that is a participant in the transaction, where (a) the related person and all other related persons own in the aggregate less than a 10% equity interest in such entity, (b) the related person and his or her immediate family members are not involved in the negotiation of the terms of the transaction and do not receive any special benefits as a result of the transaction, (c) the amount involved in the transaction equals less than the greater of $200,000 or 5% of the annual gross revenues of the other entity that is a party to the transaction, and (d) the amount involved in the transaction equals less than 2% of Vonage's annual gross revenues; and
•a transaction that is specifically contemplated by provisions of Vonage's certificate of incorporation or bylaws.
46 VONAGE ANNUAL REPORT 2021

The policy provides that transactions involving compensation of executive officers shall be reviewed and approved by the compensation committee in the manner specified in its charter.
Related Person Transactions During 2021
The Company did not participate in any related persons transactions during 2021.

ITEM 14. Principal Accountant Fees and Services
Auditors' Fees
The following table summarizes the fees Deloitte & Touche billed to us for fiscal 2021.

Fee Category	Fiscal Year 2021	Fiscal Year 2020
Audit Fees (1)	$2,926,982	$3,061,478
Audit Related Fees (2)	96,957	—
Tax Fees (3)	1,413,100	914,946
Total Fees	$4,437,039	$3,976,424
 __________
(1)Audit fees consisted of fees paid or accrued for services for the integrated audit of our annual financial statements, including accounting consultations, audit of our internal control over financial reporting (as required by Section 404 of the Sarbanes-Oxley Act of 2002), reviews of our quarterly financial statements, consents and statutory audits of foreign subsidiaries.
(2)Audit-related fees consisted of fees paid or accrued for services relating to certain regulatory filings and tax due diligence services.
(3)Tax fees consisted of fees paid or accrued for domestic and foreign tax compliance services, including claims for refund, assistance with tax audits and preparation of transfer pricing documentation studies. Tax fees also consisted of tax advisory services, including assistance with advice related to acquisitions, internal restructurings and legislative updates.
Pre-Approval Policies and Procedures
Our audit committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm to support its assessment of their independence. This policy generally provides that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the audit committee or the engagement is entered into pursuant to one of the pre-approval procedures described below.
From time to time, our audit committee may pre-approve specified types of services that are expected to be provided to us by our independent registered public accounting firm during the next 12 months. Any such pre-approval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.

Our audit committee has also delegated to the chairman of the audit committee the authority to approve any audit or non-audit services to be provided to us by our independent registered public accounting firm. Any approval of services by the chairman of the audit committee pursuant to this delegated authority is reported on at the next meeting of the audit committee.

The audit committee pre-approved all of the fees billed to us by Deloitte & Touche for 2021.

47 VONAGE ANNUAL REPORT 2021

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(b) Exhibits

The exhibits listed in the Exhibit Index on the following page are filed or incorporated by reference as part of this Form 10-K/A.

ITEM 16. Form 10-K Summary

None.

48 VONAGE ANNUAL REPORT 2021

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

4.5	Form of 1.75% Convertible Senior Notes due 2024 (included in Exhibit 4.1) (Incorporated by reference to Vonage Holdings Corp.'s Current Report on Form 8-K (File No. 001-32887) filed on June 14, 2019).
4.6	Description of Securities ((Incorporated by reference to Vonage Holding Corp.’s Annual Report on Form 10-K (File No. 001-32887) filed on February 20, 2020.
10.1	Nexmo Inc. 2011 Stock Plan (Incorporated by reference to Vonage Holding Corp.’s Registration Statement on Form S-8 (File No. 001-32887) filed on June 29, 2016).*
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

49 VONAGE ANNUAL REPORT 2021

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

10.28
Amendment No. 2 to the Second Amended and Restated Credit Agreement, dated March 29, 2019, by and among Vonage America Inc., Vonage Holdings Corp., JP Morgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto(3) (Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on May 8, 2019).

10.29
Cooperation Agreement, dated March 15, 2019, among Vonage Holdings Corp., Legion Partners Asset Management LLC, and each of the signatories thereto (Incorporated by reference to Vonage Holdings Corp.'s Current Report on Form 8-K (File No. 001-32887) filed on March 15, 2019).

10.30
Renewal Agreement, dated February 26, 2020, among Vonage Holdings Corp., Legion Partners Asset Management LLC, and each of the signatories thereto ((Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on February 27, 2020).

10.31
Amendment No. 1 to Renewal Agreement, dated February 26, 2021, among Vonage Holdings Corp., Legion Partners Asset Management LLC, and each of the signatories thereto ((Incorporated by reference to Vonage Holding Corp.’s Current Report on Form 8-K (File No. 001-32887) filed on February 26, 2021).

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

10.35	Amended and restated 2015 Equity Incentive Plan* (Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on August 6, 2019).
10.36
Amended and restated 2015 Equity Incentive Plan - Restricted Stock Unit Agreement* (Incorporated by reference to Vonage Holding Corp.’s Quarterly Report on Form 10-Q (File No. 001-32887) filed on August 6, 2019).

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

50 VONAGE ANNUAL REPORT 2021

21.1	List of Subsidiaries of Vonage Holdings Corp.
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm
31.1	Certification of our Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of our Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of our Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
31.4	Certification of our Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.1	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from Vonage Holdings Corp.'s Annual Report on Form 10-K for the year ended December 31, 2021 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders Equity, and (vi) Notes to the Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Management contract or compensatory plan or arrangement.

51 VONAGE ANNUAL REPORT 2021

APPENDIX A
VONAGE HOLDINGS CORP.
RECONCILIATION OF GAAP NET INCOME (LOSS)
TO ADJUSTED EBITDA AND TO ADJUSTED EBITDA MINUS CAPEX
(Dollars in thousands)
(unaudited)

	For the Years Ended December 31,
	2021	2020	2019
Net Loss	$(24,497)	$(36,212)	$(19,482)
Interest expense	28,348	32,160	32,821
Income tax	4,435	4,217	(6,626)
Depreciation and amortization	88,780	88,917	86,256
Amortization of costs to implement cloud computing arrangements	3,515	2,885	1,362
EBITDA	100,581	91,967	94,331
Share-based expense	79,900	45,667	45,242
Acquisition related transaction and integration costs	10,120	—	701
Organizational transformation (1)	—	5,119	14,533
Restructuring activities (2)	2,655	18,913	—
Other non-recurring items. (3)	4,314	8,518	3,289
Adjusted EBITDA	197,570	170,184	158,096
Less:
Capital expenditures	(8,996)	(10,571)	(20,273)
Intangible assets	256	(312)	(318)
Acquisition and development of software assets	(46,979)	(41,840)	(28,488)
Adjusted EBITDA Minus Capex	$141,851	$117,461	$109,017

(1) The cost identified as "Organizational transformation" are related to the Company’s previously announced goal of becoming a pure-play software-as-a-service (“SaaS”) company, offering a suite of communications solutions for businesses. These costs include employee related exits including CEO succession, system change management, facility exit costs, and rebranding.
(2) Restructuring activities relate to the Company's business-wide optimization and alignment project initiated in 2020 and include employee related exits and further facility exit costs executed upon as part of the overall project.
(3) Other non-recurring items principally include certain litigation charges and other non-recurring project costs such as the review of the Consumer business and the business optimization project, both of which were initiated in 2020.

52 VONAGE ANNUAL REPORT 2021

VONAGE HOLDINGS CORP.
RECONCILIATION OF GAAP NET (LOSS) INCOME TO
NET INCOME EXCLUDING ADJUSTMENTS
(Dollars in thousands)
(unaudited)

	For the Years Ended December 31,
	2021	2020	2019
Net loss	$(24,497)	$(36,212)	$(19,482)
Amortization of acquisition - related intangibles	43,141	53,539	56,927
Amortization of costs to implement cloud computing arrangements	3,515	2,885	1,362
Acquisition related transaction and integration costs	10,120	—	701
Amortization of debt discount	13,230	12,532	6,431
Organizational transformation (1)	—	5,119	14,533
Restructuring activities (2)	2,655	18,913	—
Other non-recurring items (3)	4,314	8,518	3,289
Tax effect on adjusting items	(20,014)	(21,316)	(17,481)
Net income excluding adjustments	$32,464	$43,978	$46,280
Net (loss) income per common share:
Basic and diluted	$(0.10)	$(0.15)	$(0.08)
Weighted-average common shares outstanding:
Diluted	251,500	246,082	242,018
Net income per common share, excluding adjustments
Basic	$0.13	$0.18	$0.19
Diluted	$0.12	$0.17	$0.19
Weighted-average common shares outstanding:
Basic	251,500	246,082	242,018
Diluted	270,831	254,874	250,034

(1) The cost identified as "Organizational transformation" are related to the Company’s previously announced goal of becoming a pure-play software-as-a-service (“SaaS”) company, offering a suite of communications solutions for businesses. These costs include employee related exits including CEO succession, system change management, facility exit costs, and rebranding.
(2) Restructuring activities relate to the Company's business-wide optimization and alignment project initiated in 2020 and include employee related exits and further facility exit costs executed upon as part of the overall project.
(3) Other non-recurring items principally include certain litigation charges and other non-recurring project costs such as the review of the Consumer business and the business optimization project, both of which were initiated in 2020.

53 VONAGE ANNUAL REPORT 2021

VONAGE HOLDINGS CORP.
FREE CASH FLOW
(Dollars in thousands)
(unaudited)

	For the Years Ended December 31,
	2021	2020
Net cash provided by operating activities	$158,711	$83,880
Less:
Capital expenditures	(8,996)	(10,571)
Intangible assets	256	(312)
Acquisition and development of software assets	(46,979)	(41,840)
Free cash flow	$102,992	$31,157
54 VONAGE ANNUAL REPORT 2021

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Holmdel, State of New Jersey, on April 29, 2022.

VONAGE HOLDINGS CORP.
Dated:	April 29, 2022	By:	/s/ STEPHEN LASHER
Stephen Lasher Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature	Title	Date
/s/ RORY READ	Director, Chief Executive Officer	April 29, 2022
Rory Read	(principal executive officer)

/s/ STEPHEN LASHER	Chief Financial Officer	April 29, 2022
Stephen Lasher	(principal financial officer)

/S/ DAVID LEVI	Senior Vice President and Controller	April 29, 2022
David Levi	(principal accounting officer)

/S/ JEFFREY A. CITRON	Director, Chairman	April 29, 2022
Jeffrey A. Citron

/S/ HAMID AKHAVAN	Director	April 29, 2022
Hamid Akhavan

/S/ JAN HAUSER	Director	April 29, 2022
Jan Hauser

/S/ PRISCILLA HUNG	Director	April 29, 2022
Priscilla Hung

/S/ CAROLYN KATZ	Director	April 29, 2022
Carolyn Katz

/S/ MICHAEL MCCONNELL	Director	April 29, 2022
Michael McConnell

/S/ JOHN J. ROBERTS	Director	April 29, 2022
John J. Roberts

/S/ TIEN TZUO	Director	April 29, 2022
Tien Tzuo

/S/ STEVE WARD	Director	April 29, 2022
Steve Ward
55 VONAGE ANNUAL REPORT 2021