Form 10-Q
period 2022-03-31
VONAGE HOLDINGS CORP
filed 2022-05-05
CIK 1272830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From __________  to __________
Commission File Number 001-32887
VONAGE HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Delaware					11-3547680
(State or other jurisdiction of incorporation or organization)					(IRS Employer Identification No.)

101 Crawfords Corner Road, Suite 2416	Holmdel	,	NJ	,	07733
(Address of principal executive offices)					(Zip Code)
Registrant’s telephone number, including area code: (732) 528-2600
(Former name, former address and former fiscal year, if changed since last report): Not Applicable

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	VG	Nasdaq Global Select Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	May 2, 2022
Common Stock, par value $0.001	256,582,410	shares

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

PART 1 - FINANCIAL INFORMATION
ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES
VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31, 2022	December 31, 2021
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$15,719	$18,342
Accounts receivable, net of allowance of $5,111 and $5,299, respectively	145,895	147,622
Deferred customer acquisition costs, current portion	23,871	23,961
Prepaid expenses	34,293	33,875
Other current assets	3,435	3,513
Total current assets	223,213	227,313
Property and equipment, net of accumulated depreciation of $88,870 and $130,053, respectively	20,155	24,334
Operating lease right-of-use assets	32,221	31,855
Goodwill	612,214	615,134
Software, net of accumulated amortization of $149,946 and $140,565, respectively	110,707	106,516
Deferred customer acquisition costs	77,826	77,442
Restricted cash	2,172	1,967
Intangible assets, net of accumulated amortization of $320,353 and $312,677, respectively	149,199	161,134
Deferred tax assets	121,996	109,087
Other assets	32,753	33,362
Total assets	$1,382,456	$1,388,144
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$57,382	$39,662
Accrued expenses	174,649	186,835
Deferred revenue, current portion	53,978	61,420
Operating lease liabilities, current portion	10,981	10,393
Total current liabilities	296,990	298,310
Indebtedness under revolving credit facility	130,500	130,500
Convertible senior notes, net	340,620	305,609
Operating lease liabilities	34,040	32,663
Other liabilities	5,006	3,341
Total liabilities	807,156	770,423
Commitments and Contingencies (Note 9)
Stockholders’ Equity:
Common stock, par value 0.001 per share; 596,950 shares authorized at March 31, 2021, and December 31, 2021	334	331
Additional paid-in capital	1,627,599	1,646,725
Accumulated deficit	(684,855)	(691,718)
Treasury stock, at cost	(383,386)	(359,068)
Accumulated other comprehensive income	15,608	21,451
Total stockholders’ equity	575,300	617,721
Total liabilities and stockholders’ equity	$1,382,456	$1,388,144
130,500
See accompanying notes to condensed consolidated financial statements.

VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2022	2021

Revenues:
Service, access and product revenues	$344,852	$314,793
USF revenues	13,976	18,107
Total revenues	358,828	332,900

Operating Expenses:
Service, access and product cost of revenues (excluding depreciation and amortization)	168,409	138,680
USF cost of revenues	13,976	18,107
Sales and marketing	78,878	81,474
Engineering and development	20,760	20,360
General and administrative	70,456	44,933
Depreciation and amortization	25,195	20,417
Total operating expenses	377,674	323,971
(Loss) Income from operations	(18,846)	8,929
Other Income (Expense):
Interest expense	(3,653)	(7,298)
Other income (expense), net	511	174
Total other expense, net	(3,142)	(7,124)
(Loss) Income before income tax	(21,988)	1,805
Income tax benefit (expense)	4,866	(2,181)
Net loss	$(17,122)	$(376)

Loss per common share:
Basic and Diluted	$(0.07)	$—
Weighted-average common shares outstanding:
Basic and Diluted	254,666	249,638

See accompanying notes to condensed consolidated financial statements.

VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2022	2021

Net loss	$(17,122)	$(376)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax (benefit) expense of $(132) and $1,293, respectively	(5,843)	(2,946)
Total other comprehensive loss	(5,843)	(2,946)
Comprehensive loss	$(22,965)	$(3,322)

See accompanying notes to condensed consolidated financial statements.

VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(17,122)	$(376)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,697	9,614
Amortization of intangibles	9,498	10,803
Deferred income taxes	(4,302)	999
Amortization of deferred customer acquisition costs	5,899	4,762
Allowances for doubtful accounts	804	964
Amortization of financing costs and debt discount	698	3,863
(Gain) Loss on disposal of property and equipment and intangible assets	6	(7)
Share-based expense	29,042	14,566
Changes in operating assets and liabilities:
Accounts receivable	(134)	737
Prepaid expenses and other current assets	(325)	(2,305)
Deferred customer acquisition costs	(6,436)	(7,187)
Accounts payable and accrued expenses	10,780	16,416
Deferred revenue	(6,946)	(4,821)
Other assets - deferred cloud computing implementation costs	(1,131)	(1,017)
Other assets and liabilities	4,843	307
Net cash provided by operating activities	40,871	47,318
Cash flows used in investing activities:
Capital expenditures	(2,773)	(2,553)
Proceeds from sale of intangible assets, net of payment for intangible assets	(21)	(62)
Acquisition and development of software assets	(17,623)	(13,865)
Net cash used in investing activities	(20,417)	(16,480)
Cash flows used in financing activities:
Payments for short and long-term debt	(10,000)	(5,000)
Proceeds from issuance of long-term debt	10,000	—
Employee taxes paid on withholding shares	(24,318)	(16,641)
Proceeds from exercise of stock options	245	622
Net cash used in financing activities	(24,073)	(21,019)
Effect of exchange rate changes on cash	1,201	(980)
Net increase in cash, cash equivalents, and restricted cash	(2,418)	8,839
Cash, cash equivalents, and restricted cash, beginning of period	20,309	44,997
Cash, cash equivalents, and restricted cash, end of period	$17,891	$53,836
Supplemental disclosures of cash flow information:
Cash paid (received) during the periods for:
Interest	$1,430	$1,863
Income taxes	$1,071	$(3,965)
Non-cash investing activities:
Acquisition of long-term assets included in accounts payable and accrued expenses	$1,354	$1,302
Share-based compensation capitalized in internally developed software costs	$1,712	$1,266

See accompanying notes to condensed consolidated financial statements.

VONAGE HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2020	$324	$1,554,574	$(667,221)	$(320,891)	$35,988	$602,774
Stock option exercises	3	619				622
Share-based expense		15,832				15,832
Employee taxes paid on withholding shares				(16,641)		(16,641)
Foreign currency translation adjustment					(2,946)	(2,946)
Net loss			(376)			(376)
Balance at March 31, 2021	$327	$1,571,025	$(667,597)	$(337,532)	$33,042	$599,265

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2021	$331	$1,646,725	$(691,718)	$(359,068)	$21,451	$617,721
Adoption of ASU 2020-06		(50,123)	23,985			(26,138)
Stock option exercises	3	242				245
Share-based expense		30,755				30,755
Employee taxes paid on withholding shares				(24,318)		(24,318)
Foreign currency translation adjustment					(5,843)	(5,843)
Net loss			(17,122)			(17,122)
Balance at March 31, 2022	$334	$1,627,599	$(684,855)	$(383,386)	$15,608	$575,300

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
Customers in the United States represented 66% and 66% of our consolidated revenues for the three months ended March 31, 2022 and 2021, respectively, with the balance in Canada, the United Kingdom, China, Singapore, Netherlands, and other countries around the world.
Unaudited Interim Financial Information
The accompanying unaudited interim condensed consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the SEC's regulations for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the Company's financial position, results of operations, comprehensive income, cash flows, and stockholders’ equity for the periods presented. The results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year.
These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on February 24, 2022.
Use of Estimates
Our condensed consolidated financial statements and notes thereof are prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates, including uncertainty in the war between Russia and Ukraine.

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
In February 2022, the Russian Federation commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not fully determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows may be material depending on the duration and degree of the invasion.
Reclassifications
Reclassifications have been made to our condensed consolidated financial statements for the prior year periods to conform to classifications used in the current year periods. The reclassifications did not affect results of operations, net assets or cash flows.
Note 2.    Summary of Significant Accounting Policies
This footnote should be read in conjunction with the complete description of our significant accounting policies under Note 2, Summary of Significant Accounting Policies to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.
Recent Significant Events
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
Service, Access, and Product Cost of Revenues
Service, access, and product cost of revenues excludes depreciation and amortization expense of $17,679 and $13,647 for the three months ended March 31, 2022 and 2021, respectively. In addition, costs of goods sold included service, access, and product cost of revenues during the three months ended March 31, 2022 and 2021 were $3,459 and $2,579, respectively.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Sales and Marketing Expenses
We incurred advertising costs, which are included in sales and marketing, of $11,382 and $9,657 for the three months ended March 31, 2022 and 2021, respectively.
Fair Value of Financial Instruments
Certain of the Company's other financial instruments, which include cash and cash equivalents, restricted cash, accounts receivable and accounts payable, approximate fair value due to their short-term nature and as such are classified as Level 1. We believe the fair value of our 2018 Credit Facility at March 31, 2022 and December 31, 2021 was approximately the same as its carrying amount as the facility bears interest at a variable rate indexed to current market conditions and is classified as Level 2 within the fair value hierarchy.
As of March 31, 2022 and December 31, 2021, the fair value of the 1.75% convertible senior notes due 2024 (the “Convertible Senior Notes”) was approximately $453,503 and $425,125, respectively. The fair value was determined based on the quoted price for the Convertible Senior Notes in an inactive market on the last trading day of the reporting period and is classified as Level 2 in the fair value hierarchy.
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
Supplemental Balance Sheet Information
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to amounts included in the consolidated statements of cash flows:

	As of March 31,		As of December 31,
	2022	2021	2021	2020
Cash and cash equivalents	$15,719	$51,623	$18,342	$43,078
Restricted cash	2,172	2,213	1,967	1,919
Total cash, cash equivalents and restricted cash	$17,891	$53,836	$20,309	$44,997

The following tables provides supplemental information of intangible assets and accrued expenses within the consolidated balance sheets:

Intangible assets, net

	March 31, 2022			December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$274,938	$(172,245)	$102,693	$277,435	$(168,292)	$109,143
Developed technology	173,082	(127,294)	45,788	174,862	(123,585)	51,277
Patents and patent licenses	21,074	(20,356)	718	21,056	(20,342)	714
Trade names	458	(458)	—	458	(458)	—
Total intangible assets	$469,552	$(320,353)	$149,199	$473,811	$(312,677)	$161,134

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Accrued expenses

	March 31, 2022	December 31, 2021
Compensation and related taxes and temporary labor	$32,350	$45,712
Marketing	25,845	32,312
Taxes and fees	32,334	28,214
Telecommunications	58,964	59,934
Severance	1,009	845
Interest	2,433	884
Customer credits	3,188	4,461
Professional fees	10,513	7,324
Inventory	1,484	886
Other accruals	6,529	6,263
Accrued expenses	$174,649	$186,835
Goodwill
The Company's goodwill is derived primarily from the acquisitions of Vocalocity, Telesphere, iCore, Simple Signal, Nexmo, TokBox, and NewVoiceMedia which are included in the Company's Vonage Communications Platform segment. The following table provides a summary of the changes in the carrying amounts of goodwill:

Balance at December 31, 2021	$615,134
Foreign currency translation adjustment	(2,920)
Balance at March 31, 2022	$612,214
Recent Accounting Pronouncements
The following standard was adopted by the Company during the quarter ended March 31, 2022.
In August 2020, the FASB issued ASU 2020-06, "Debt - Debt with Conversion Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity". This ASU simplifies the accounting for certain convertible instruments such that the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under ASC 815, or that do not result in substantial premiums accounted for as paid-in-capital. As a result, more convertible debt instruments will be accounted for as a single liability measured at its amortized cost. In addition, the ASU requires the use of the if-converted method to be applied to convertible instruments when calculating earnings per share. The ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, using either a modified retrospective or a full retrospective approach. Early adoption is permitted for fiscal years beginning after December 15, 2020. The Company adopted the ASU on a modified retrospective basis on January 1, 2022. Upon adoption, the Company recorded a $50.1 million decrease to additional paid-in capital, a $34.5 million increase to convertible senior notes, net, a $8.4 million increase in deferred tax assets, and a $23.9 million decrease to accumulated deficit.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 3.  Revenue Recognition
The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers which is further described in Note 2, Summary of Significant Accounting Policies and Note 3, Revenue Recognition to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021.
Disaggregation of Revenue
The following tables detail our revenue from customers disaggregated by primary geographical market and source of revenue. The tables also include a reconciliation of the disaggregated revenue for our Vonage Communications Platform, or VCP, and Consumer segments.

	Three Months Ended			Three Months Ended
	March 31, 2022			March 31, 2021
	VCP	Consumer	Total	VCP	Consumer	Total
Primary geographical markets
Americas	$177,957	$60,254	$238,211	$150,072	$74,932	$225,004
EMEA	73,768	2,164	75,932	62,835	2,514	65,349
APAC	44,685	—	44,685	42,547	—	42,547
	$296,410	$62,418	$358,828	$255,454	$77,446	$332,900
Major Sources of Revenue
Service revenues	$284,198	$55,132	$339,330	$240,442	$65,697	$306,139
Access and product revenues	5,464	58	5,522	8,598	56	8,654
USF revenues	6,748	7,228	13,976	6,414	11,693	18,107
	$296,410	$62,418	$358,828	$255,454	$77,446	$332,900

In addition, the Company recognizes service revenues from its customers through subscription services provided or through usage or pay-per-use type arrangements. During the three months ended March 31, 2022, the Company recognized $144,752 related to subscription services, $167,166 related to usage, and $46,910 related to other revenues such as USF, other regulatory fees, and credits. During the three months ended March 31, 2021, the Company recognized $150,453 related to subscription services, $133,652 related to usage, and $48,795 related to other revenues such as USF, other regulatory fees, and credits.
Contract Assets and Liabilities
The following table provides information about receivables and contract liabilities from contracts with customers:

	March 31, 2022	December 31, 2021
Receivables (1)	$145,895	$147,622
Contract liabilities (2)	53,978	61,420
(1) Amounts included in accounts receivables on our condensed consolidated balance sheets.
(2) Amounts included in deferred revenues on our condensed consolidated balance sheet.
Our deferred revenue represents the advance consideration received from customers for subscription services and is predominantly recognized over the following month as transfer of control occurs. During the three months ended March 31, 2022 and 2021, the Company recognized revenue of $102,363 and $106,037, respectively, related to its contract liabilities. We expect to recognize $53,978 into revenue over the next twelve months related to our deferred revenue as of March 31, 2022.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Remaining Performance Obligation
Transaction price allocated to the remaining performance obligation represents contracted revenue that has not yet been recognized. The typical subscription term may range from 1 month to 3 years. Contracted revenue as of March 31, 2022 that has not yet been recognized was approximately $0.4 billion. This excludes contracts with an original expected length of less than one year. The Company expects to recognize the majority of its remaining performance obligation over the next 18 months.
Contract Acquisition Costs
We have various commission programs for internal sales personnel and channel partners that are incremental to the acquisition of customer contracts. These costs are recorded as deferred contract acquisition costs on the consolidated balance sheets which eligible employees and third parties may earn a commission on sales of services and products to customers. We expect that these commission fees are recoverable and, therefore, we have capitalized $101,697 and $101,403 as contract costs, net of accumulated amortization, as of March 31, 2022 and December 31, 2021, respectively, included within deferred customer acquisitions costs, current portion and deferred customer acquisition costs on our condensed consolidated balance sheets. Capitalized commission fees are amortized to sales and marketing expense over estimated customer life, which is 7 years for Vonage Communications Platform customers. The amounts amortized to sales and marketing expense were $5,899 and $4,762 for the three months ended March 31, 2022 and 2021, respectively. There were no impairment losses recognized in relation to the costs capitalized during the three months ended March 31, 2022 and 2021. In addition, the Company expenses sales commissions for commission plans related to customer arrangements deemed less than a year and for residuals and renewals.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 4.    Earnings Per Share
The following table sets forth the computation for basic and diluted loss per share for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021
Numerator
Net loss	$(17,122)	$(376)
Denominator
Weighted average common shares outstanding for basic and diluted net loss per share	254,666	249,638
Basic and diluted loss per share
Basic and diluted loss per share	$(0.07)	$—

For the three months ended March 31, 2022 and 2021, the following were excluded from the calculation of diluted loss per common share because of their anti-dilutive effects:

	Three Months Ended
	March 31,
	2022	2021
Restricted stock units	13,534	15,795
Stock options	360	1,387
Convertible senior notes	20,634	—
	34,528	17,182

Upon adoption of ASU 2020-06 on January 1, 2022, the Company utilizes the if-converted method when calculating any potential dilutive effect on diluted net income per share, if applicable. Under the if-converted method, shares related to our convertible senior notes, to the extent dilutive, are assumed to be converted into common stock at the beginning of the period. Prior to the adoption of ASU 2020-06, as the Company expected to settle the principal amount of its outstanding convertible senior notes in cash and any excess in cash or shares of the Company’s common stock, the Company used the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread would have had a dilutive impact on diluted net income per share of common stock when the average market price of the Company’s common stock for a given period exceeds the conversion price of $16.72 per share. The Company's Convertible Senior Notes are further described in Note 6, Long-Term Debt.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 5. Income Taxes

The income tax consisted of the following:

	Three Months Ended
	March 31,
	2022	2021
(Loss) Income before income taxes	$(21,988)	$1,805
Income tax benefit (expense)	4,866	(2,181)
Effective tax rate	22.1%	120.8%

Generally, provisions for income taxes during interim reporting periods apply an estimate of the annual effective tax rate for the full year. The provision for income taxes will vary with levels of pre-tax income (loss) and non-deductible expenses, NOL valuation allowances and other permanent non-deductible charges which can cause the rate to fluctuate from quarter to quarter. An alternative approach may be recorded under a discrete method which applies actual adjustments for the period including specific permanent adjustments and geographic distribution of our pre-tax income (loss). Consistent with the prior interim period, the discrete method was determined to be the appropriate method for calculating the interim tax provision as using the estimated annual effective tax rate method would have produced an unreliable rate stemming from an estimated annual marginal loss and large permanent adjustments.
For the three months ended March 31, 2022, our effective tax rate was different than the statutory rate primarily due to the permanent items related to limitations on executive compensation, the benefit related to equity compensation, and limitation on foreign nondeductible losses.
For the three months ended March 31, 2021, our effective tax rate was different than the statutory rate primarily due to an increase in permanent items related to limitations on executive compensation, the inclusion of foreign income in the U.S. due to foreign disregarded entities, and limitation on foreign losses.
Uncertain Tax Positions
The Company had uncertain tax benefits of $1,296 and $1,271 as of March 31, 2022 and December 31, 2021, respectively. The Company recognizes interest and penalties related to uncertain tax benefits in income tax expense. The Company incurred interest expense and/or penalties of $9 and $2, during the three months ended March 31, 2022 and 2021, respectively. The following table reconciles the total amounts of uncertain tax benefits:

	March 31, 2022	December 31, 2021
Balance as of January 1	$1,271	$632
Increase due to current year positions	26	1,061
Increase (decrease) due to prior year positions	3	(5)
Decrease due to settlements and payments	—	(355)
Decrease due to lapse of applicable statute of limitations	—	(60)
Decrease due to foreign currency fluctuation	(4)	(2)
Uncertain tax benefits as of the end of the period	$1,296	$1,271

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Net Operating Loss Carry Forwards
As of March 31, 2022, the Company has U.S. Federal and state NOL carryforwards of $352,077 and $184,914, respectively, which expire at various times through 2037. We have non-US NOLs of $170,366 primarily related to the United Kingdom which has no expiration date. Under Section 382 of the Internal Revenue Code, if we undergo an “ownership change” which is generally defined as a greater than 50% change by value in our equity ownership over a three-year period, our ability to use our pre-change of control NOLs and other pre-change tax attributes against our post-change income may be limited. The Section 382 limitation is applied so as to limit the use of our pre-change NOLs to an amount that generally equals the value of our stock immediately before the ownership change multiplied by a designated federal long-term tax-exempt rate. At March 31, 2022, there were no limitations on the use of our NOLs except for a certain portion of the NOLs acquired with Vocalocity, which the Company has reflected in the deferred tax asset.

Note 6.    Long-Term Debt
This footnote should be read in conjunction with the complete description of our financing arrangements under Note 8, Long-Term Debt, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.
The following table summarizes the Company's long-term debt as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Revolving credit facility - due 2023	130,500	130,500
Convertible senior notes - due 2024	345,000	345,000
Long-term debt including current maturities	475,500	475,500
Less unamortized discount	—	35,472
Less debt issuance costs	4,380	3,919
Total long-term debt	$471,120	$436,109
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
Prior to December 1, 2023, the notes will be convertible only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. We will satisfy any conversion election by paying or delivering, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock. During the three months ended March 31, 2022, the conditions allowing holders of the Convertible Senior Notes to convert were not met.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The net carrying amount of the liability component of the Convertible Senior Notes was as follows:

March 31, 2022
Principal	$345,000
Unamortized issuance cost	(4,380)
Net carrying amount	$340,620

The following table sets forth the interest expense recognized related to the Convertible Senior Notes:

	Three Months Ended
	March 31,
	2022	2021
Contractual interest expense	$1,509	$1,509
Amortization of debt discount	—	3,261
Amortization of debt issuance costs	495	399
Total interest expense related to the Convertible Senior Notes	$2,004	$5,169
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
The effective interest rate was 3.25% as of March 31, 2022. During three months ended March 31, 2022, we borrowed $10 million and repaid $10 million under the revolving facility, respectively. During the three months ended March 31, 2021, we repaid $5 million under the revolving facility. As of March 31, 2022, we were in compliance with all covenants, including financial covenants, for the 2018 Credit Facility.
Note 7.  Leases

The Company entered into various non-cancelable operating lease arrangements for certain of our existing office and telecommunications co-location space as well as operating leases for certain equipment. The operating leases expire at various times through 2028, some of which provide the Company options to extend the lease for terms up to 5 years beyond the original term. We are committed to pay a portion of the buildings’ operating expenses as required under the arrangements which we will separate as a non-lease component when readily determinable. The Company did not have any finance leases as of March 31, 2022 and December 31, 2021.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The Company incurred operating lease expense of $2,472 and $2,558, respectively, during the three months ended March 31, 2022 and 2021, related to its operating leases. In addition, the Company received sub-lease income of $287 and $284, respectively, during the three months ended March 31, 2022 and 2021. Additionally, the remaining weighted average lease term for our operating leases was 4.50 years and the weighted average discount rate utilized to measure the Company's operating leases was 4.09% as of March 31, 2022.

Supplemental cash flow related to the Company's operating leases is as follows:

	Three Months Ended
	March 31, 2022	March 31, 2021

Cash paid for amounts included in the measurement of lease liabilities	$2,924	$2,628
Right-of-use assets obtained in exchange for lease obligations	$4,759	$8,431

Maturities of operating lease liabilities as of March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022	December 31, 2021
2022 (1)	$10,736	11,825
2023	11,871	11,089
2024	8,195	7,193
2025	8,430	7,404
2026	7,512	6,431
Thereafter	3,669	3,280
Total lease payments	50,413	47,222
Less imputed interest	(5,392)	(4,166)
Total	$45,021	$43,056

(1) Excluding three months ended March 31, 2022 for the period ended March 31, 2022.
During the year ended December 31, 2021, the Company entered into a new lease agreement to relocate its corporate headquarters to a new leased facility located in Holmdel, New Jersey. As a result, the Company incurred a charge associated with the abandonment of its former corporate headquarters during the first quarter of 2022 of $2,103.

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 8.    Common Stock
As of March 31, 2022 and December 31, 2021, the Company had 596,950 shares of common stock authorized and had 8,540 shares available for grants under our share-based compensation programs as of March 31, 2022. For a detailed description of our share-based compensation programs refer to Note 11, Employee Stock Benefit Plans in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. The following table reflects the changes in the Company's common stock issued and outstanding:

For the Three Months Ended
(in thousands)	Issued	Treasury	Outstanding
Balance at December 31, 2020	323,815	(74,841)	248,974
Shares issued under the 2015 Equity Incentive Plan	3,612	—	3,612
Employee taxes paid on withholding shares	—	(1,316)	(1,316)
Balance at March 31, 2021	327,427	(76,157)	251,270

Balance at December 31, 2021	331,330	(77,324)	254,006
Shares issued under the 2015 Equity Incentive Plan	3,637		3,637
Employee taxes paid on withholding shares		(1,208)	(1,208)
Balance at March 31, 2022	334,967	(78,532)	256,435
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

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

State and Municipal Taxes
In accordance with generally accepted accounting principles, we make a provision for a liability for taxes when it is both probable that a liability has been incurred and the amount of the liability or range of liability can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. From time to time, we have received inquiries from a number of states and local taxing agencies with respect to the remittance of sales, use, telecommunications, and excise taxes. Several jurisdictions are currently conducting tax audits of the Company's records. While the Company collects or has accrued for taxes that it believes are required to be remitted, it has reviewed its positions in those various jurisdictions as well as other regulatory fees and has established appropriate reserves. As such, we have established reserves of $10,428 and $10,010 as of March 31, 2022 and December 31, 2021, respectively, as our best estimate of the potential tax exposure for any retroactive assessment.

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
Information about our segment results for the three months ended March 31, 2022 and March 31, 2021 were as follows:

Three Months Ended	Service Revenue	Revenue	Adjusted EBITDA	Depreciation and Amortization
March 31, 2022
Vonage Communications Platform	$284,198	$296,410	$2,166	$25,054
Consumer	55,132	62,418	41,893	141
Total Vonage	$339,330	$358,828	$44,059	$25,195

March 31, 2021
Vonage Communications Platform	$240,442	$255,454	$(1,846)	$20,080
Consumer	65,697	77,446	50,013	337
Total Vonage	$306,139	$332,900	$48,167	$20,417

VONAGE HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The Company uses Adjusted EBITDA as the measure of profit or loss for the evaluation of performance and allocation of resources of our reportable operating segments. Adjusted EBITDA is defined as net income or net loss before income tax expense or benefit, interest expense, depreciation and amortization, amortization of costs to implement cloud computing arrangements, share-based expense, acquisition related transaction and integration costs, exit activities - severance and lease abandonment, and other non-recurring items. Exit activities - severance and lease abandonment relate to the Company's business-wide optimization and alignment project initiated in 2020 which included employee related exits and further facility exit costs executed upon as part of the overall project. Other non-recurring items principally include certain litigation charges including defense costs, acquisition related consideration accounted for as compensation, long term incentive award and other non-recurring project costs such as the review of the Consumer business. This is also consistent with the measure used under our bank credit assessment. Our reconciliation of the aggregate amount of Adjusted EBITDA for our reportable segments to consolidated income before taxes is presented below:

	Three Months Ended
	March 31,
	2022	2021
Adjusted EBITDA	$44,059	$48,167
Interest expense	(3,653)	(7,298)
Depreciation and amortization	(25,195)	(20,417)
Amortization of costs to implement cloud computing arrangements	(1,175)	(896)
Share-based expense	(29,042)	(14,566)
Acquisition related transaction and integration costs	(1,744)	—
Exit activities - severance and lease abandonment	(2,103)	(1,294)
Other non-recurring items	(3,135)	(1,891)
(Loss) Income before taxes	$(21,988)	$1,805

Information about our operations by geographic location is as follows:

	March 31, 2022	December 31, 2021
Long-lived assets:
United States	$622,093	$627,243
United Kingdom	268,519	278,173
Israel	1,663	1,702
	$892,275	$907,118

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion together with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q and our audited financial statements included in our Annual Report on Form 10-K. This discussion contains forward-looking statements. These forward-looking statements are based on information available at the time the statements are made and/or management’s belief as of that time with respect to future events and involve risks and uncertainties that could cause actual results and outcomes to be materially different. Important factors that could cause such differences include but are not limited to: realizing the benefits of optimization and cost-saving initiatives; the impact of the COVID-19 pandemic; the competition we face; the expansion of competition in the cloud communications market; risks related to the acquisition or integration of businesses we have acquired; our ability to adapt to rapid changes in the cloud communications market; the nascent state of the cloud communications for business market; our ability to retain customers and attract new customers cost-effectively; the risk associated with developing and maintaining effective internal sales teams and effective distribution channels; security breaches and other compromises of information security; risks associated with sales of our services to medium-sized and enterprise customers; our reliance on third-party hardware and software; our dependence on third-party facilities, equipment, systems and services; system disruptions or flaws in our technology and systems; our ability to comply with data privacy and related regulatory matters; our ability to scale our business and grow efficiently; our dependence on third party vendors; the impact of fluctuations in economic conditions, particularly on our small and medium business customers; our ability to obtain or maintain relevant intellectual property licenses or to protect our trademarks and internally developed software; restrictions in our debt agreements that may limit our operating flexibility; our ability to obtain additional financing if required; our ability to raise funds necessary to settle conversion of the 2024 convertible senior notes; conditional conversion features of the convertible senior notes; the cash settlement of the convertible senior notes; the effects of the capped call transactions in connection with the convertible senior notes; fraudulent use of our name or services; intellectual property and other litigation that have been and may be brought against us; reliance on third parties for our 911 services; uncertainties relating to regulation of business services; risks associated with legislative, regulatory or judicial actions regarding our business products; risks associated with operating abroad; risks associated with the taxation of our business; governmental regulation and taxes in our international operations; liability under anti-corruption laws or from governmental export controls or economic sanctions; our dependence on our customers' unimpeded access to broadband connections; foreign currency exchange risk; our history of net losses and ability to achieve consistent profitability in the future; our ability to fully realize the benefits of our net operating loss carry-forwards if an ownership change occurs; certain provisions of our charter documents; and other factors that are set forth under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, and therefore, you should not rely on these forward-looking statements as representing our views as of any date subsequent to the date this Form 10-Q is filed with the Securities and Exchange Commission.
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
Impact of Russia and Ukraine Invasion
In February 2022, the Russian Federation commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not fully determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows may be material depending on the duration and degree of the invasion.
Impact of COVID-19
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
During the year December 31, 2021, the Company entered into a new lease agreement to relocate its corporate headquarters to a new leased facility located in Holmdel, New Jersey. As a result, the Company incurred a charge associated with the abandonment of its former corporate headquarters during the first quarter of 2022.

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

Key Operating Data

The table below includes key operating data that our management uses to measure the growth and operating performance of the Vonage Communications Platform segment:

Vonage Communications Platform	Three Months Ended
	March 31,
	2022	2021
Service revenue per customer	$677	$582
Vonage Communications Platform service revenue churn	0.6%	0.5%
Service Revenue per Customer. Service revenues per customer for a particular period is calculated by dividing the average monthly service revenues for the period by the average number of customers over the number of months in the period. The average number of customers is the number of customers on the first day of the period, plus the number of customers on the last day of the period, divided by two. Service revenues excludes revenues from trading and auction customers. Service revenue per customer increased from $582 for the three months ended March 31, 2021 to $677 for the three months ended March 31, 2022 primarily driven by the Company's successful efforts to attract larger VCP customers, to expand services provided to our existing VCP customers, and to growth in our API SMS services.
Vonage Communications Platform Service Revenue Churn. Vonage Communications Platform service revenue churn is calculated by dividing the service revenue from customers or customer locations that have been confirmed to be foregone during a period by the simple average of the total service revenue from all customers in that period. Service revenue for purposes of determining VCP revenue churn is service revenue excluding revenue from our trading and auction customers, and usage in excess of a customer’s contracted service plan, regulatory fees charged to customers, and credits. The simple average of total service revenue from all customers during the period is the total service revenue as defined herein on the first day of the period, plus the total service revenue as defined herein on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first month after activation. Other companies may calculate service revenue churn differently, and their service revenue churn data may not be directly comparable to ours. Vonage Communications Platform revenue churn increased from 0.5% for the three months ended March 31, 2021 to 0.6% for the three months ended March 31, 2022.  Our service revenue churn may fluctuate over time due to economic conditions, seasonality in certain customer's operations, loss of customers who are acquired, and competitive pressures including promotional pricing. We are continuing to invest in our overall quality of service which includes customer care headcount and systems, billing systems, on-boarding processes and self-service options to ensure we scale our processes to our growth and continue to improve the overall customer experience.

The table below includes key operating data that our management uses to measure the growth and operating performance of the Consumer segment:

Consumer	Three Months Ended
	March 31,
	2022	2021
Average monthly revenues per subscriber line	$27.23	$29.05
Subscriber lines (at period end)	749,108	867,243
Customer churn	1.6%	1.9%
Average Monthly Revenues per Subscriber Line. Average monthly revenues per subscriber line for a particular period is calculated by dividing our revenues for that period by the simple average number of subscriber lines for the period, and dividing the result by the number of months in the period. The simple average number of subscriber lines for the period is the number of subscriber lines on the first day of the period, plus the number of subscriber lines on the last day of the period, divided by two. Our average monthly revenues per subscriber line decreased from $29.05 for the three months ended March 31, 2021 to $27.23 for the three months ended March 31, 2022 due primarily to lower USF revenue period over period due to declining rates.
Subscriber Lines. Our subscriber lines include, as of a particular date, all paid subscriber lines from which a customer can make an outbound telephone call on that date. Our subscriber lines include fax lines, including fax lines bundled with subscriber lines in our small office home office calling plans and soft phones, but do not include our virtual phone numbers and toll free numbers, which only allow inbound telephone calls to customers. Subscriber lines decreased from 867,243 as of March 31, 2021 to 749,108 as of March 31, 2022, reflecting planned actions to manage the decline in customer base.
Customer Churn. Customer churn is calculated by dividing the number of customers that have terminated during a period by the simple average of number of customers in a given period. The simple average number of customers during the period is the number of customers on the first day of the period, plus the number of customers on the last day of the period, divided by two. Terminations, as used in the calculation of churn statistics, do not include customers terminated during the period if termination occurred within the first month after activation. Other companies may calculate customer churn differently, and their customer churn data may not be directly comparable to ours. Customer churn decreased to 1.6% for the three months ended March 31, 2022 from 1.9% for the three months ended March 31, 2021, respectively. We maximize customer value by focusing marketing spend on higher return channels and away from assisted selling channels which had higher early life churn. We monitor customer churn on a daily basis and use it as an indicator of the level of customer satisfaction. Customers who have been with us for a year or more tend to have a lower churn rate than customers who have not. In addition, our customers who are international callers generally churn at a lower rate than customers who are domestic callers. Our customer churn will fluctuate over time due to economic conditions, competitive pressures including promotional pricing targeting international long distance callers, marketplace perception of our services, and our ability to provide high quality customer care and network quality and add future innovative products and services. See the discussion above for detail regarding churn impacting our business customers.

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

Results of Operations
The following table sets forth our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended
	March 31,
	2022	2021

Total revenues	$358,828	$332,900

Operating Expenses:
Cost of revenues (exclusive of depreciation and amortization)	182,385	156,787
Sales and marketing	78,878	81,474
Engineering and development	20,760	20,360
General and administrative	70,456	44,933
Depreciation and amortization	25,195	20,417
Total operating expenses	377,674	323,971
(Loss) Income from operations	(18,846)	8,929
Other Income (Expense):
Interest expense	(3,653)	(7,298)
Other income (expense), net	511	174
Total other expense, net	(3,142)	(7,124)
(Loss) Income before income tax	(21,988)	1,805
Income tax benefit (expense)	4,866	(2,181)
Net loss	$(17,122)	$(376)

Management's Discussion of the Results of Operations for the Three Months Ended March 31, 2022 and 2021
The Company reported loss before income taxes of $21,988 and income before income taxes of $1,805 for the three months ended March 31, 2022 and March 31, 2021, respectively. The loss before income taxes for the three months ended March 31, 2022 was primarily due higher operating expenses of $28,105 due to increased general and administrative expenses resulting from consulting fees associated with the pending Ericsson acquisition, facility exits costs associated with lease abandonment, and higher stock based compensation.
The Company reported net loss of $17,122 and $376 for the three months ended March 31, 2022 and March 31, 2021, respectively. The increase in net loss for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was due to the loss before income taxes for the three months ended March 31, 2022 and income before income taxes for the three and three months ended March 31, 2021 as discussed above. While the Company reported loss before income tax for the three months ended March 31, 2022 and income before income tax for the three months ended March 31, 2021, the Company recognized an income tax benefit of $4,866 during the three ended March 31, 2022 and an income tax expense of $2,181 during the three months ended March 31, 2021. The income tax benefit during the three months ended March 31, 2022 was driven by a benefit related to equity compensation which was slightly offset by an increase in permanent items related to limitations on executive compensation and limitation on foreign nondeductible losses.

Segment Adjusted EBITDA
The following graphs illustrate the composition of our Adjusted EBITDA with respect to each of our reportable segments for the three months ended March 31, 2022 and March 31, 2021.

The Adjusted EBITDA for Vonage Communications Platform has improved from loss of $1,846 for the three months ended March 31, 2021 to income of $2,166 for the three months ended March 31, 2022, respectively. This improvement in Vonage Communications Platform Adjusted EBITDA is primarily due to an increase in Vonage Communications Platform gross margin dollars of $9,636 for the three months ended March 31, 2022, as the Company experience growth in API services as compared to the prior year quarter. Adjusted EBITDA for Vonage Communications Platform was also positively impacted in the three months ended March 31, 2022 due to the realization of cost saving initiatives that were implemented towards the end of 2020 mainly driven by reductions in headcount related costs. The decline of Consumer Adjusted EBITDA for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 is primarily driven by the decrease in subscriber lines year over year as further described below.
Consolidated Gross Margin for the Three Months Ended March 31, 2022 and March 31, 2021
We calculate gross margin as total revenues less cost of revenues, which primarily consists of fees that we pay to third parties on an ongoing basis in order to provide our services and costs incurred when a customer first subscribes to our service. The following table presents consolidated revenues, cost of revenues and the composition of gross margin for three months ended March 31, 2022 and March 31, 2021:

(in thousands, except percentages)	Three Months Ended
	March 31,
	2022	2021	Dollar Change	Percent Change
Service, access and product revenues	$344,852	$314,793	$30,059	10%
USF revenues	13,976	18,107	(4,131)	(23)%
Total revenues	358,828	332,900	25,928	8%

Service, access and product cost of revenues	168,409	138,680	29,729	21%
USF cost of revenues	13,976	18,107	(4,131)	(23)%
Total cost of revenues (1)	182,385	156,787	25,598	16%
Gross margin	$176,443	$176,113	$330	—%
(1) Excludes depreciation and amortization of $17,679 and $13,647 for the three months ended March 31, 2022 and 2021, respectively.

Total revenues and cost of revenues were impacted by the following trends and uncertainties:
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Total revenues increased 8% for the three months ended March 31, 2022 as compared to the prior year period. The increase was primarily due to the VCP customer growth driving an increase in revenues of $40,956 as a result of increased usage of the Company's API Platform in the current year quarter. The increase in total revenues was partially offset by declining Consumer revenues of $15,028 in connection with the continued decline of Consumer subscriber lines. The Company continues to expect that the Consumer portion of the Company's overall business will become less significant. The Company will focus its resources in an effort to increase market share in its VCP communications platforms.
Total cost of revenues increased 16% for the three months ended March 31, 2022 as compared to the prior year period driven by increased costs incurred in servicing our VCP customers of $31,320 due to the 28% growth in API services. The increase in costs was partially offset by the cost decrease in Consumer of $5,722 mainly due to the declining subscriber lines resulting in lower international and long-distance termination costs and USF costs.
Vonage Communications Platform Gross Margin for the Three Months Ended March 31, 2022 and 2021

	Three Months Ended
	March 31,
(in thousands, except percentages)	2022	2021	Dollar Change	Percent Change
Revenues
Service revenues	$284,198	$240,442	$43,756	18%
Access and product revenues(1)	5,464	8,598	(3,134)	(36)%
Service, access and product revenues excluding USF	289,662	249,040	40,622	16%
USF revenues	6,748	6,414	334	5%
Total revenues	296,410	255,454	40,956	16%

Cost of revenues
Service cost of revenues (2)	150,427	120,017	30,410	25%
Access and product cost of revenues (1)	10,202	9,626	576	6%
Service, access and product cost of revenues excluding USF	160,629	129,643	30,986	24%
USF cost of revenues	6,748	6,414	334	5%
Total cost of revenues	167,377	136,057	31,320	23%

Segment gross margin
Service margin	133,771	120,425	13,346	11%
Gross margin excluding USF (Service, access and product margin)	129,033	119,397	9,636	8%
Segment gross margin	$129,033	$119,397	$9,636	8%

Segment gross Margin %
Service margin %	47.1%	50.1%
Gross margin excluding USF (Service, access and product margin) %	44.5%	47.9%
Segment gross margin %	43.5%	46.7%
(1) Includes customer premise equipment, access, and shipping and handling.
(2) Excludes depreciation and amortization of $17,538 and $13,310 for the three months ended March 31, 2022 and 2021, respectively.

Three Months Ended March 31, 2022 compared to Three Months Ended March 31, 2021
The following table describes the increase in VCP gross margin dollars for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021:

(in thousands)
Service gross margin increase is primarily due to increased usage of the Company's API services primarily in APAC	$13,346
Access and product gross margin decreased due to higher costs providing access services to VCP customers during the current quarter	(3,710)
Increase in segment gross margin	$9,636

Vonage Communications Platform service gross margin percentage decreased to 47.1% for the three months ended March 31, 2022 from 50.1% for the three months ended March 31, 2021. The decrease in VCP service gross margin percentage is a result of greater proportion of lower margin services across our VCP segment, particularly SMS, during the quarter ended March 31, 2022 as compared to the same period in the prior year quarter. Revenues from API services have grown to 57% of VCP revenues for the three months ended March 31, 2022 from 53% of VCP revenues during the prior year quarter, driven by growth in part of API products, particularly SMS, as the Company continues to strategically pursue new opportunities to drive product adoption across the VCP platform. Our gross margin percentage may continue to be impacted by changes in the mix of service offerings provided to our customers across our VCP segment.
Consumer Gross Margin for the Three Months Ended March 31, 2022 and 2021

	Three Months Ended
	March 31,
(in thousands, except percentages)	2022	2021	Dollar Change	Percent Change
Revenues
Service revenues	$55,132	$65,697	$(10,565)	(16)%
Access and product revenues(1)	58	56	2	4%
Service, access and product revenues excluding USF	55,190	65,753	(10,563)	(16)%
USF revenues	7,228	11,693	(4,465)	(38)%
Total revenues	62,418	77,446	(15,028)	(19)%

Cost of revenues
Service cost of revenues (2)	7,228	8,513	(1,285)	(15)%
Access and product cost of revenues (1)	552	524	28	5%
Service, access and product cost of revenues excluding USF	7,780	9,037	(1,257)	(14)%
USF cost of revenues	7,228	11,693	(4,465)	(38)%
Total cost of revenues	15,008	20,730	(5,722)	(28)%

Segment gross margin
Service margin	47,904	57,184	(9,280)	(16)%
Gross margin excluding USF (Service, access and product margin)	47,410	56,716	(9,306)	(16)%
Segment gross margin	$47,410	$56,716	$(9,306)	(16)%

Segment gross Margin %
Service margin %	86.9%	87.0%
Gross margin excluding USF (Service, access and product margin) %	85.9%	86.3%
Segment gross margin %	76.0%	73.2%
(1) Includes customer premise equipment and shipping and handling.
(2) Excludes depreciation and amortization of $141 and $337 for the three months ended March 31, 2022 and 2021, respectively.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
The following table describes the decrease in consumer gross margin dollars for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021:

(in thousands)
Service gross margin decreased due to a decrease in the number of subscriber lines by 14% resulting in lower gross margin of $8,865	$(9,280)
Access and product gross margin decreased 6% primarily due to declines in sales to customers during the current quarter	(26)
Decrease in segment gross margin	$(9,306)

Consumer service gross margin percentage decreased slightly to 86.9% for the three months ended March 31, 2022 from 87.0% for the three months ended March 31, 2021 due to slightly higher international and domestic termination rates.
Other Operating Expenses

The following table presents our other operating costs during the three months ended March 31, 2022 and 2021, respectively:

	Three Months Ended
	March 31,
(in thousands, except percentages)	2022	2021	Dollar Change	Percent Change
Sales and marketing	$78,878	$81,474	$(2,596)	(3)%
Engineering and development	20,760	20,360	400	2%
General and administrative	70,456	44,933	25,523	57%
Depreciation and amortization	25,195	20,417	4,778	23%
Total other operating expenses	$195,289	$167,184	$28,105	17%

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Total other operating expenses increased by $28,105 as compared to the three months ended March 31, 2021 due to the following:
•Sales and marketing expense decreased 3%, primarily due to continued reduced travel through the ongoing COVID-19 pandemic along with reduction in employee related costs.
•General and administrative expense increased by $25,523, primarily due to consulting fees associated with the pending acquisition by Ericsson, costs associated with the exit of certain facilities and higher stock based compensation expense.
•Depreciation and amortization expense increased by $4,778, due to amortization of capitalized software for which the Company has increased its investment in over recent periods.

Other Income (Expense)

(in thousands, except percentages)	Three Months Ended
	March 31,
	2022	2021	Dollar Change	Percent Change
Interest expense	$(3,653)	$(7,298)	$3,645	50%
Other income (expense), net	511	174	337	194%
	$(3,142)	$(7,124)	$3,982

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Interest expense. The decrease in interest expense of $3,645, or 50%, was mainly due to the adoption of ASU 2020-06 upon which the discount associated with the Convertible Notes was eliminated and is no longer being amortized to interest expense.
Income Taxes

(in thousands, except percentages)	Three Months Ended
	March 31,
	2022	2021	Dollar Change	Percent Change
Income tax benefit (expense)	$4,866	$(2,181)	$7,047	323%
Effective tax rate	22%	121%

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
The income tax benefit recorded for the three months ended March 31, 2022 compared to the income tax expense for the three months ended March 31, 2021 is primarily due to an increased current period benefit related to equity compensation which was slightly offset by an increase in permanent items related to limitations on executive compensation and limitation on foreign nondeductible losses as compared to the three months ended March 31, 2021 for which the income tax expense was driven by permanent items related to limitations on executive compensation.

Non-GAAP Metrics
Adjusted EBITDA is a non-GAAP financial measure and is the primary basis used as the measure of profit or loss for our businesses. Adjusted EBITDA is defined as net income or net loss before income tax expense or benefit, interest expense, depreciation and amortization, amortization of costs to implement cloud computing arrangements, share-based expense, acquisition related transaction and integration costs, exit activities - severance and lease abandonment, and other non-recurring items. Exit activities - severance and lease abandonment relate to the Company's business-wide optimization and alignment project initiated in 2020 which included employee related exits and further facility exit costs executed upon as part of the overall project. Other non-recurring items principally include certain litigation charges including defense costs, acquisition related consideration accounted for as compensation, long term incentive award and other non-recurring project costs such as the review of the Consumer business. This is also consistent with the measure used under our bank credit assessment. Our management and our Board of Directors utilize Adjusted EBITDA to evaluate our consolidated operating performance and the performance of our operating segments and to allocate resources and capital to our segments. It is also a significant performance measure in our annual incentive compensation programs. We believe that Adjusted EBITDA is useful to our investors as a basis for comparing our operating performance with that of other companies in our industries, although our measure of Adjusted EBITDA may not be directly comparable to that of other companies.
Our reconciliation of the aggregate amount of Adjusted EBITDA to consolidated income before taxes is presented below:

	Three Months Ended
	March 31,
	2022	2021
Net loss	$(17,122)	$(376)
Income tax expense	(4,866)	2,181
Interest expense	3,653	7,298
Depreciation and amortization	25,195	20,417
Amortization of costs to implement cloud computing arrangements	1,175	896
Share-based expense	29,042	14,566
Acquisition related transaction and integration costs	1,744	—
Exit activities - severance and lease abandonment	2,103	1,294
Other non-recurring items	3,135	1,891
Adjusted EBITDA	$44,059	$48,167

Liquidity and Capital Resources
Overview
For the three months ended March 31, 2022, we had lower net cash from operations compared to the prior year due to higher operating expenses during the current year quarter. We expect to continue to balance efforts to grow our revenue with seeking to consistently achieve operating profitability. To grow our revenue, we continue to make investments in growth initiatives, marketing, applications development, network quality and expansion, and customer care. We believe that cash flow from operations and cash on hand will fund our operations for at least the next twelve months.
The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended
	March 31,
(in thousands)	2022	2021	Dollar Change
Net cash provided by operating activities	$40,871	$47,318	$(6,447)
Net cash used in investing activities	(20,417)	(16,480)	(3,937)
Net cash (used in) provided by financing activities	(24,073)	(21,019)	(3,054)
Effect of exchange rate changes on cash and cash equivalents	1,201	(980)	2,181

Operating Activities
The following table describes the changes in cash provided by operating activities for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021:

(in thousands)
Decrease in net loss adjusted for non-cash items primarily due to increase in net loss offset by increased gross margin driven by growth within VCP during the quarter	$(4,968)
Decrease in working capital driven primarily by timing of vendor payments and declines in deferred revenue as customers shift from annual billings to more frequent billings.	(1,479)
Decrease in cash provided by operating activities	$(6,447)
Investing Activities
The following table describes the changes in cash used in investing activities for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021:

(in thousands)
Increase in payments to acquire and develop software assets	(3,758)
Increase in payments related to capital expenditures	(220)
Decrease in payments to acquire new patents on our developed technology	41
Increase in cash used in investing activities	$(3,937)

Financing Activities
The following table describes the changes in cash (used in) provided by financing activities for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021:

(in thousands)
Increased borrowings net of repayments during the current year quarter	$5,000
Increase in payments associated with taxes on share based compensation due to more shares vested in 2022	(7,677)
Decrease in proceeds received from exercise of stock options due to fewer exercises in 2022	(377)
Increase in cash used in financing activities	$(3,054)

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
We maintain significant availability under our lines of credit to meet our short-term liquidity requirements. As of March 31, 2022, amounts available under the 2018 Credit Facility totaled $369.5 million.

Uses of Liquidity
The Company's requirements for liquidity and capital resources are generally for the purposes of operating activities, debt service obligations, restructuring initiatives, and capital expenditures. For the three months ended March 31, 2022, capital expenditures were primarily for the implementation of software solutions and purchase of network equipment as we continue to expand our network. Our capital expenditures for the three months ended March 31, 2022, were $20,417, of which $17,623 was for software acquisition and development. The majority of these expenditures are comprised of investments in information technology and systems infrastructure, including an electronic data warehouse, online customer service, and customer management platforms. For full year 2022, we estimate our capital and software expenditures will be approximately $65 million.

Off-Balance Sheet Arrangements
Obligations under Certain Guarantee Contracts
We enter guarantee arrangements in the normal course of business to facilitate transactions with third parties. These arrangements include financial and performance guarantees, stand-by letters of credit, debt guarantees and indemnifications. As of March 31, 2022 and December 31, 2021 we had stand-by letters of credit of $1,547 and $1,350, respectively.

Contractual Obligations and Commitments
Except as set forth below and in Note 9. Commitments and Contingencies included in Part 1, Item 1 of this Form 10-Q, there were no significant changes in our commitments under contractual obligations as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
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
Critical Accounting Policies
Our consolidated financial statements and accompanying notes are prepared in accordance with U.S. GAAP. Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. The preparation of financial statements and related disclosures in compliance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. The application of these policies involves judgment regarding future events and these judgments could materially affect the financial statements and disclosures based on varying assumptions.
We identify our most critical accounting policies as those that are the most pervasive and important to the portrayal of our financial position and results of operations, and those that require the most difficult, subjective or complex judgments by management regarding estimates. Our critical accounting policies include revenue recognition, valuation of goodwill and intangible assets, income taxes and capitalized software. As of March 31, 2022, our goodwill is attributable to our VCP operating segment. We perform our annual test of goodwill on October 1st. Additionally, we will assess our goodwill for impairment between annual tests when specific circumstances dictate.
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
In February 2022, the Russian Federation commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not fully determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows may be material depending on the duration and degree of the invasion.

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
As of March 31, 2022, if the interest rate on our variable rate debt changed by 1% on our 2018 Revolving Credit Facility, our annual debt service payment would change by approximately $1,305.
As of March 31, 2022, we had $345.0 million outstanding on our 1.75% convertible senior notes due 2024. The Notes have 1.75% percent fixed annual interest rates and, therefore, our economic interest rate exposure on our convertible senior notes is fixed. However, the values of the convertible senior notes are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate convertible senior notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the convertible senior notes are affected by our stock price. The fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. Additionally, we carry the convertible senior notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only.

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
Other than the risk factor set forth below, there have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

See accompanying Exhibit Index for a list of the exhibits filed or furnished with this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	The following financial information from Vonage Holdings Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Stockholders Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VONAGE HOLDINGS CORP.

Dated:	May 5, 2022	By:	/s/ Stephen Lasher
Stephen Lasher Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)